Form 10-K405
period 2001-12-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2002-04-01
CIK 1072379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                      .

Commission File Number 0-26825

NORTHWEST BIOTHERAPEUTICS, INC.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3306718 (I.R.S. Employer Identification No.)

21720 – 23rd Drive S.E., Suite 100, Bothell, WA 98021

(Address of principal executive offices, including zip code)

Registrant’s Telephone Number, Including Area Code:

(425) 608-3000

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price on the consolidated transaction reporting system on March 1, 2002 was approximately $42.3 million.

      As of March 1, 2002, the Registrant had outstanding 16,986,814 shares of common stock.

Documents incorporated by reference:

(1)	Portions of the registrant’s definitive Proxy Statement for its 2002 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A no later than 120 days after December 31, 2001 are incorporated by reference into Part III of this Report.

i

PART I

SPECIAL NOTE ON FORWARD-LOOKING STATEMENTS

      The following description of our business should be read in conjunction with the information included elsewhere in this Annual Report on Form 10-K. The description contains certain forward-looking statements that involve risks and uncertainties. When used in this Annual Report on Form 10-K, the words “intend,” “anticipate,” “believe,” “estimate,” “plan,” and “expect” and similar expressions as they relate to us are included to identify forward-looking statements. Our actual results could differ materially from the results discussed in the forward-looking statements and we disclaim any intent or obligation to update any of the forward-looking statements after the date of this report. You are urged to carefully review the various disclosures made by us in this report and in the documents incorporated herein by reference, and those factors described under “Factors That May Affect Results of Operations and Financial Condition.” In this Annual Report on Form 10-K, references to “Northwest Biotherapeutics,” “we,” “us,” and “our” refer to Northwest Biotherapeutics, Inc.

Item 1.     Business.

Overview

      Northwest Biotherapeutics, Inc. was incorporated in Delaware in July 1998 as the successor to Northwest Biotherapeutics, LLC, a limited liability company formed in Washington in March 1996. We are a biotechnology company focused on discovering, developing, and commercializing immunotherapy products that safely generate and enhance immune system responses to effectively treat cancer. Currently approved cancer treatments are frequently ineffective and can cause undesirable side effects. Our approach in developing cancer therapies combines our expertise in the biology of dendritic cells, which are a type of white blood cells that activate the immune system, monoclonal antibodies, which are antibodies that are identical to each other and target only one specific disease target, or antigen, and immunology and antigen discovery. We use our proprietary technologies to develop cancer therapies. These therapies are derived from our two versatile product development programs, DCVax and HuRx. (DCVax and HuRx are trademarks of Northwest Biotherapeutics.)

      DCVax. DCVax is a dendritic cell-based cancer immunotherapy platform. Our DCVax therapies are designed to safely elicit potent immune responses that eliminate cancer cells. We are currently developing three DCVax product candidates. Our lead DCVax product candidate, DCVax-Prostate, is a prostate cancer treatment currently in a Phase III clinical trial. Our second DCVax product candidate is DCVax-Brain, for which we have received clearance from the United States Food and Drug Administration, or FDA, to commence a Phase II clinical trial for glioblastoma, a lethal form of brain cancer. Our third DCVax product candidate is DCVax-Lung, for which we have received clearance from the FDA to commence a Phase I clinical trial for non-small cell lung carcinoma, the most prevalent form of lung cancer.

      HuRx. HuRx is our monoclonal antibody-based cancer therapy platform. HuRx product candidates are based on monoclonal antibodies that do not contain mouse proteins, like traditional monoclonal antibodies, and are known as fully human monoclonal antibodies. In partnership with Medarex, Inc., we have assembled an initial portfolio of four HuRx product candidates targeted to treat several types of cancers. Our lead HuRx product candidate, HuRx-Prostate, is a fully human monoclonal antibody-based therapy for the treatment of prostate cancer. HuRx-Prostate is currently being manufactured under FDA guidelines for our anticipated Phase I clinical trials. We have observed significant anti-cancer activity in tests of human prostate cancer cell cultures treated with HuRx-Prostate. Our other HuRx product candidates are in pre-clinical development.

      None of our primary product candidates have received regulatory approval for commercial sale and no such approval may be received unless we successfully complete clinical trials.

INDUSTRY BACKGROUND

Incidence Of Cancer In The United States

      The American Cancer Society estimates that in the United States, men have a 1 in 2 lifetime risk of developing cancer, while women have a risk of 1 in 3. Doctors were expected to diagnose approximately 1.3 million new cases of cancer in the United States during 2001. Cancer is the second leading cause of death in the United States after heart disease and was estimated to result in approximately 553,000 deaths, or 1,500 per day, in 2001. The direct medical costs related to treating cancer in the United States were estimated to be $60 billion in 2000. Our initial therapeutic targets, prostate, brain and lung cancers, cause approximately 37% of the cancer deaths in the United States each year. The American Cancer Society estimated that the incidence of new diagnosis and deaths resulting from several common cancers during 2001 would be as follows:

Type Of Cancer	New Cases	Deaths

Breast	193,700	40,600

Prostate	198,100	31,500

Colorectal	135,400	56,700

Lung	169,500	157,400

Kidney	30,800	12,100

Melanoma	51,400	7,800

Brain	17,200	13,100

Cancer

      Cancer is characterized by aberrant cells that multiply uncontrollably. As cancer progresses, the cancer cells may invade other tissues throughout the body producing additional cancers, called metastases. Cancer growth can cause tissue damage, organ failure and, ultimately, death.

      Many immunologists believe that cancer cells occur frequently in the human body, yet are effectively controlled by the immune system because these cells are recognized as aberrant. Cancer growth occurs if this natural process fails.

      Cancer cells produce abnormal kinds and amounts of substances called antigens, which may be distinguishable from those produced by healthy cells. The use of these cancer-associated antigens is essential to the successful development of products capable of stimulating the immune system to seek and destroy cancer cells marked by these antigens.

The Human Immune System

      The immune system is the body’s defense mechanism responsible for recognizing and eliminating cancer cells, viruses, bacteria and other disease-causing organisms. This system consists of populations of white blood cells whose components are responsible for initiating the cellular immune response, and the humoral, or antibody-based, immune response.

      Dendritic cells, a component of white blood cells, initiate the cellular immune response by processing and displaying disease-associated antigen fragments on their outer cell surface, where they are recognized by white blood cells, known as naive T cells, that have not yet been exposed to antigens. Upon exposure to these antigen fragments, naive T cells become disease-specific Helper T cells or Killer T cells. Helper T cells then induce Killer T cells to seek and destroy the cells marked by the disease-associated antigen.

      B cells direct the humoral immune response by binding to disease-associated antigens on the surface of various cell types, producing disease-specific antibodies. Helper T cells also enhance B cell production of disease-specific antibodies. These antibodies bind to and initiate the destruction of cells marked by the associated disease-specific antigens.

      A small population of activated Helper T cells, Killer T cells, and antibody-producing B cells survive for long periods of time, retaining the memory of what the disease fragment looks like. These cells can respond very rapidly to subsequent exposure to disease-specific antigens and fragments. The most effective natural immune response is one in which both Killer T cells and antibody-producing B cells are activated.

      The immune system response to cancer is generally characterized by the following sequence:

•	Step 1. Dendritic cells ingest cancer antigens, break them into small fragments and display them on their outer cell surfaces.

•	Step 2. Dendritic cells bearing these cancer antigen fragments bind to and activate naive T cells, which become disease-specific Helper T and Killer T cells.

•	Step 3. The activated Helper T cells produce factors that greatly enhance the cell division of Killer T cells and mature their cancer-killing properties.

•	Step 4. Cancer cells and their cancer-associated antigens are also recognized by antibody producing B cells.

•	Step 5. The activated Helper T cells produce factors that greatly enhance antibody production by B cells that in turn are specific for the cancer-associated antigens.

•	Step 6. The Killer T cells and antibodies, acting alone or in combination, destroy cancer cells.

LIMITATIONS OF CURRENT CANCER THERAPIES

Traditional Cancer Therapy Approaches

      Cancer is characterized by aberrant cells that multiply uncontrollably. As cancer progresses, the cancer cells may invade other tissues throughout the body producing additional cancers, called metastases. Effective therapies must attack the cancer both at its site of origin and at sites of metastases. Traditional treatments for cancer include:

•	Surgery. Surgery may be used to remove cancer cells, but not all cancer cells can be removed surgically. Surgery may also result in significant adverse side effects such as collateral damage to healthy tissue, bleeding and infection.

•	Radiation Therapy. Radiation therapy may be used to treat cancers but it can cause significant damage to healthy tissue surrounding the targeted cancer cells. Recurrent cancers may not be treatable with further radiation therapy. Radiation therapy may also cause additional significant adverse side effects such as burns to treated skin, organ damage and hair loss.

•	Chemotherapy. Chemotherapy may be used to treat cancer, but involves the use of toxic chemical agents. These toxic chemical agents affect both healthy and diseased cells and may cause additional significant adverse side effects such as hair loss, immune suppression, nausea and diarrhea.

•	Hormone Therapy. Hormone therapy may be used to treat cancer, but involves the use of substances that chemically inhibit the production of growth and reproductive hormones. Hormone therapy is limited in effectiveness. Hormone therapy may also cause significant adverse side effects such as bone loss, hot flashes, impotence and blood clots.

Current Cancer Immunotherapy Approaches

      Immunotherapy can stimulate and enhance the body’s natural mechanism for destroying pathogens, such as cancer cells, and may overcome many of the limitations of traditional cancer therapies. Immunotherapy may be particularly useful to augment traditional cancer therapies. In recent years, two cancer immunotherapy approaches have emerged, with FDA approved products to address the limitations of traditional therapies:

•	Antibody-Based Therapies. Currently approved antibody-based cancer therapies have improved survival rates with reduced side effects when compared with traditional therapies. However, these antibody-based therapies can elicit an immune response against themselves because they contain mouse proteins or fragments of such proteins. This can limit their effectiveness and potentially endanger a patient’s health.

•	Immune-Modulating Agents. Currently approved immune-modulating agents, such as IL-2, GM-CSF and alpha-interferon, have been found to have some ability to enhance the immune system and control cancer growth. However, these therapies involve delivery of the immune modulating agent through the blood system. This lack of selectivity may result in significant toxicity to healthy tissue.

Our Solutions

      We have developed two proprietary approaches, DCVax and HuRx, for stimulating and enhancing a patient’s cellular and humoral immune response to cancer. We believe that DCVax and HuRx products can overcome the limitations of current cancer therapies and offer cancer patients safe and effective treatment alternatives, alone or in combination with other therapies.

DCVax

      Our DCVax platform combines our expertise in dendritic cell biology, immunology and antigen discovery with our proprietary process of producing and activating dendritic cells outside a patient’s body to develop therapeutic products that stimulate beneficial immune responses to treat cancer. We believe that DCVax has the following significant characteristics, the total of which, we believe makes it a potentially attractive therapeutic alternative to current therapies.

•	Activates The Natural Immune System. Our DCVax products are designed to elicit a natural immune response. We believe that our pre-clinical and clinical trials have demonstrated that our DCVax product candidates can train a patient’s own Killer T cells to seek and destroy specifically targeted cancer cells. Our clinical trials have also shown that DCVax-Prostate stimulates the body to produce antibodies that bind to cancer-associated antigens and potentially destroy cancer cells marked by these antigens.

•	Multiple Cancer Targets. We intend to apply our DCVax platform to treat a wide variety of cancers. The DCVax platform affords the flexibility to target many different forms of cancer through the pairing of dendritic cells with cancer-associated antigens, fragments of cancer-associated antigens or deactivated whole cancer cells.

•	No Significant Adverse Side Effects Or Toxicity. Our lead DCVax product candidate, DCVax-Prostate, has shown mild injection site reactions, which were typical and fully anticipated, but no significant adverse side effects in over 110 clinically administered injections. We believe that we minimize the potential for toxicity by using the patient’s own cells to create our DCVax products. Additionally, because our DCVax products are designed to target the cancer-associated antigens in the patient, we believe they minimize collateral damage to healthy cells.

•	Rapid Pre-Clinical Development. We believe that our DCVax technology, which has been safely administered in a Phase I/ II clinical trial for prostate cancer, will enable us to rapidly move new potential products into clinical trials within six to nine months of concept, subject to FDA approval. Identifying promising new DCVax product candidates simply requires identification of cancer-associated antigens, fragments of cancer-associated antigens or whole cancer cells. To date, we have identified six cancer-associated antigens over a period of approximately two years.

•	Ease Of Administration. We initially collect a patient’s white blood cells in a single standard outpatient procedure called leukapheresis. After patient-specific manufacturing and quality control testing, each small dose of a DCVax product is administered by a simple intradermal injection in an outpatient setting.

•	Complementary With Other Treatments. Our DCVax products are designed to stimulate the patient’s own immune system to safely target cancer cells. Consequently, we believe these products may be complementary to traditional therapies such as chemotherapy, radiation therapy, hormone therapy and surgery.

HuRx

      Our HuRx platform is designed to combine our expertise in monoclonal antibodies, immunology and antigen discovery with strategic partners who have expertise in fully human monoclonal antibody development and production. We are currently co-developing our initial HuRx products with Medarex, Inc., our existing HuRx strategic partner. This strategic partnership enables us to create proprietary fully human monoclonal antibody-based cancer therapies. Products derived from our HuRx platform will have the following characteristics the total of which, we believe, will make them potentially attractive alternatives to current therapies:

•	Fully Human Antibodies. Current monoclonal antibody-based therapies contain mouse proteins or fragments of such proteins. Consequently, these therapies have the potential to elicit unwanted immune responses against the mouse proteins or protein fragments. Our HuRx products are based on monoclonal antibodies that are fully human, and thus do not contain any mouse proteins. As a result, we expect these products to exhibit a favorable safety profile and no unwanted immune response against the HuRx antibody-based therapy itself.

•	Rapid Pre-Clinical Development. We are developing our initial HuRx products in collaboration with Medarex. This strategic partnership combines expertise in fully human monoclonal antibody technology, in-house development and clinical supply manufacturing. Our strategic partnership with Medarex is designed to enable us to rapidly develop product candidates from our antigen discovery program. Consequently, we believe that, subject to FDA approval, we can progress from antigen discovery to clinical trials for each new HuRx product candidate in twelve months or less.

•	Cancer Specificity. Our proprietary antigens are significantly over-expressed in cancer cells. Our HuRx antibodies bind to these targeted cancer-associated antigens and potentially destroy cancer cells marked by these antigens. To date, we have successfully identified four clinically validated antigens associated with six different cancers.

•	Multiple Therapeutic Applications. We believe that HuRx antibodies may be used as stand-alone products that bind to cancer-associated antigens, and potentially destroy cancer cells marked by these antigens. HuRx antibodies may also enable the targeted delivery of existing therapies such as radiation and cytotoxic agents. The inherent toxic effects of cytotoxic agents and radioactive materials on normal tissue could be minimized by coupling these agents to antibodies that have a high degree of specificity to cancer cells.

•	Commercialization. Based on our experience with the manufacturing of HuRx antibodies for our anticipated clinical trials we believe the manufacturing of these antibodies can be scaled to meet market demand. Antibody-based products are typically characterized by an inherent stability, resulting in a commercially acceptable shelf- life.

•	Complementary With Other Treatments. We believe that our HuRx products may be suitable for use alone or in combination with currently approved therapies due to their complementary cell-killing properties.

      In addition, we believe that HuRx antibodies may be useful for the development of cancer diagnostic imaging products.

Our Strategy

      Our objective is to become the leading biotechnology company focused on discovering, developing and commercializing immunotherapy products that safely generate and enhance natural immune system responses to effectively treat cancer. To achieve this objective, we are pursuing the following strategic initiatives:

•	Maximize Speed to Market of DCVax-Prostate. We are conducting a Phase III clinical trial for DCVax-Prostate, which if successful, will allow us to bring DCVax-Prostate to market. Because DCVax-Prostate addresses late-stage prostate cancer, we intend to apply to the FDA for fast-track designation.

•	Expand DCVax to Multiple Cancers. We have conducted extensive pre-clinical studies on the applicability of our DCVax platform to additional forms of cancer. We have received clearance from the FDA to begin a Phase II clinical trial for DCVax-Brain, and a Phase I clinical trial for DCVax-Lung. We expect to initiate each of these trials during 2002.

•	Establish a Competitive Position in Antibody-Based Cancer Therapies. We are expanding the development of our HuRx products through our strategic partnership with Medarex. We have completed extensive pre-clinical studies on HuRx-Prostate, our lead HuRx product candidate. Subject to FDA approval, we expect to begin Phase I clinical trials by the end of fiscal 2002.

•	Diversify Our Product Portfolio. We will continue to utilize our antigen discovery expertise to identify and validate new cancer-associated antigens that can be paired with our DCVax and HuRx technologies. In addition, we intend to accelerate the development of a broader product portfolio by licensing or acquiring complementary technologies, patents and product candidates.

•	Establish Strategic Partnerships. We intend to enter into additional strategic partnerships with various corporate collaborators and academic research institutions to augment our development and commercialization efforts. Although we intend to retain rights to products that we can commercialize ourselves, we intend to collaborate with strategic partners to support the development and commercialization of some of our products. We may also enter into strategic partnerships to obtain value for our proprietary DCVax and HuRx technologies outside our areas of interest.

Our Clinical And Preclinical Development Programs

      We are developing DCVax- and HuRx-based therapeutic products for the treatment of cancer. We have completed or largely completed our research and pre-clinical testing phases of four product candidates. Additionally, we have numerous projects in pre-clinical research and development. We are also actively engaged in the research and discovery of cancer-associated antigens and fragments of cancer-associated antigens that can be used with our DCVax and HuRx platforms.

      The following table summarizes the targeted indications and status of our product candidates:

Product Candidate	Target Indications	Status(1)

DCVax Platform

DCVax-Prostate	Prostate cancer	Phase III — trial in progress

DCVax-Brain	Glioblastoma	Phase II — trial planned to begin Q2 2002

DCVax-Lung	Non-small cell lung cancer	Phase I — trial planned to begin Q2 2002

HuRx Platform

HuRx-Prostate	Prostate cancer	Phase I — trial application submission planned for Q3 2002

HuRx-Lung	Small cell lung cancer	Pre-clinical

HuRx-Breast	Breast cancer	Pre-clinical

HuRx-Brain	Glioblastoma	Pre-clinical

HuRx-Colon	Colon cancer	Pre-clinical

HuRx-Melanoma	Melanoma	Pre-clinical

Flt4	Prostate cancer	Pre-clinical

Gene Therapy

CXCR4	Breast cancer, Glioblastoma, Colon cancer and Melanoma	Preclinical

CX43	Breast cancer, Glioblastoma and Prostate cancer	Pre-clinical

(1)	Preclinical means that a product is undergoing efficacy and safety evaluation in disease models in preparation for human clinical trials. Phase I-III clinical trials denote safety and efficacy tests in humans as follows:

Phase I:	Evaluation of safety and dosing.
Phase II:	Evaluation of safety and efficacy.
Phase III:	Larger scale evaluation of safety and efficacy.

     Our DCVax Platform

      The DCVax platform uses our proprietary process to efficiently produce and activate dendritic cells outside of a patient’s body. Our Phase I/ II clinical trial for DCVax-Prostate has shown that these cells can generate an effective immune system response when administered therapeutically. Manufacture of a DCVax product takes approximately 30 days to complete, and is characterized by the following sequence:

•	Collection. A patient’s white blood cells are collected in a single and simple outpatient procedure called leukapheresis.

•	Isolation of Precursors. These cells are sent to our manufacturing facility, where dendritic cell precursors are isolated from the patient’s white blood cells.

•	Transformation by Growth Factors. Dendritic cell precursors are transformed, through the application of specific growth factors, into highly pure populations of immature dendritic cells during a six-day culture period.

•	Maturation. Immature dendritic cells are exposed to a proprietary maturation factor in order to maximize Helper T cell, Killer T cell and B cell activation.

•	Antigen Display. Cancer-associated antigens, fragments of cancer-associated antigens or deactivated whole cancer cells are added to, ingested and processed by the maturing dendritic cells, causing the dendritic cells to display fragments of cancer-associated antigens on their outer cell surfaces.

•	Harvest. These dendritic cells are harvested and separated into single-use DCVax administration vials, frozen and stored.

•	Quality Control. Each DCVax product lot undergoes rigorous quality control testing, including 14-day sterility testing for bacterial and mycoplasma contamination, and potency testing prior to shipment to the administration site for intradermal injection.

      We believe that, by virtue of the process described above as “antigen display,” our DCVax platform affords the flexibility to target many different forms of cancer through the pairing of dendritic cells with cancer-associated antigens, pieces of cancer-associated antigens or deactivated whole cancer cells. We have either patented or licensed critical intellectual property encompassing this technology.

DCVAX PRODUCT CANDIDATES

DCVax-Prostate

      DCVax-Prostate results from combining our DCVax platform with the cancer-associated antigen prostate specific membrane antigen, or PSMA. PSMA is located on the surface of prostate cells. It is expressed at very low levels on benign or healthy prostate cells, and at much higher levels on prostate cancer cells. Because PSMA is over-expressed in virtually all prostate cancers, it represents an effective target for prostate cancer therapeutics. We have an exclusive worldwide license for the use of PSMA as a target for dendritic cell-based prostate cancer immunotherapy.

      DCVax-Prostate Clinical Trials. We are conducting a pivotal double-blind, placebo-controlled Phase III clinical trial for DCVax-Prostate involving late-stage prostate cancer patients for whom hormone therapy is no longer effective. This trial is designed to include 495 patients enrolled at multiple sites in the United States. Patients will be evaluated throughout the course of the trial, and interim data will be analyzed after 225 patients have completed their first year of the trial.

      In September 1999, we filed an application to conduct a Phase I/ II clinical trial for DCVax-Prostate to treat late-stage prostate cancer patients for whom hormone therapy was no longer effective. This trial, carried out at M.D. Anderson Cancer Center and at UCLA, administered DCVax-Prostate to 32 patients in order to establish the safety and efficacy of three different dosage levels of DCVax-Prostate.

      We observed stabilization of disease in 55% (16 of 29) of the patients in our Phase I/ II clinical trial for DCVax-Prostate. Ten of these stable patients did not have measurable metastatic disease at the time of treatment and all ten were stable, as measured by radiographic criteria, at weeks 23 to 28. These results can be compared to results for another experimental therapy given to similar patients without metastatic disease that had a median time to progression of 29 weeks. Patients with measurable metastatic disease in our Phase I/ II clinical trial had a median time to progression of 20 weeks. These results can be compared to results for another experimental therapy given to patients with metastatic disease that had a median time to progression of 12 weeks. Eighty-three percent (83%) of patients had an immune response following treatment with DCVax-Prostate, as measured by the amount of immune-reactive substances found in the blood of patients, which formed specifically in response to PSMA.

      Target Market. The American Cancer Society estimated that 198,100 new cases of prostate cancer would be diagnosed in the United States during 2001. Deaths from prostate cancer are estimated at 31,500 per year. We estimate that there is an initial DCVax-Prostate target population consisting of approximately 73,000 patients with late stage, or hormone refractory, prostate cancer.

      Current Treatments. Existing treatments for localized prostate cancer include surgery and various forms of radiation therapy. The current standard-of-care for treating metastatic prostate cancer is hormone therapy. Although this therapy achieves temporary tumor control, the National Cancer Institute’s 1989 - 1996 five-year survival rate for metastatic prostate cancer is only 33%. Moreover, hormone therapy may cause significant adverse side effects, including bone loss, hot flashes, impotence and blood clots. Disease progression in the presence of hormone therapy occurs on average in two years, and is then classified as hormone refractory prostate cancer. Approximately 50% of patients with hormone refractory prostate cancer will die within one year of its onset. Currently, the only FDA approved treatments for hormone refractory prostate cancer are chemotherapy and radioactive pharmaceuticals, which can alleviate cancer-related symptoms but may cause significant adverse side effects and do not prolong survival. We believe that DCVax-Prostate addresses this critical unmet medical need.

DCVax-Brain

      DCVax-Brain uses our DCVax platform in combination with glioblastoma-associated antigen fragments. Our clinical collaborators at UCLA conducted a Phase I clinical trial to assess the safety and efficacy of dendritic cell-based immunotherapy for glioblastoma. They have informed us that it has been safely administered to nine patients and provided us with preliminary data on seven patients. Three patients that were newly diagnosed with glioblastoma and treated with dendritic cells similar to those used in our DCVax-Brain have all survived and showed no recurrence of disease with a mean of 16.5 months as of December 2001, compared to 7 months for historical controls at UCLA. Four patients that had recurrent glioblastoma and received the dendritic cells had a mean time to progression of 13 months compared to 5 months for historical controls and a mean survival of 18 months as of December 2001, compared to 10 months for historical controls. One of the patients died within approximately 11 months of treatment. Based on these results, we have received clearance from the FDA to conduct a Phase II clinical trial with DCVax-Brain.

      Target Market. The American Cancer Society estimated that 17,200 new cases of brain cancer would be diagnosed in the United States during 2001. Deaths from brain cancer are estimated at 13,100 per year. The most common and lethal form of brain cancer is glioblastoma, the indication we are targeting with DCVax-Brain. We estimate that DCVax-Brain addresses a population consisting of approximately 10,000 new patients per year.

      Current Treatments. Existing treatments for glioblastoma include surgery, radiation and chemotherapy that are used in various combinations and/or sequences. These treatments have significant adverse side effects. In its most recent study, The National Institute of Health reported that the 1989 - 1996 five-year survival rate for all brain cancer patients was only 31%. Following initial treatment, virtually all cases of this cancer recur, with a life expectancy of approximately one year following recurrence. No effective therapy exists for these patients. We believe that DCVax-Brain addresses this critical unmet medical need.

DCVax-Lung

      DCVax-Lung uses our DCVax platform in combination with isolated and deactivated lung cancer cells as antigens. We have received clearance from the FDA to conduct a Phase I clinical trial to assess the safety and efficacy of DCVax-Lung.

      Target Market. The American Cancer Society estimated that 169,500 new cases of lung cancer would be diagnosed in the United States during 2001. Approximately 80% of these cases are expected to be attributable to non small-cell lung cancer, the indication we are targeting with DCVax-Lung. Deaths from all forms of lung cancer are estimated at 157,400 per year.

      Current Treatments. Existing treatments for non-small cell lung cancer include surgery and radiation therapy, which are used in various combinations. These treatments have significant adverse side effects. In its most recent study, the National Institute of Health reported that the 1989 - 1996 five-year survival rate for non small-cell lung cancer patients was only 6.2%. Following initial treatment, virtually all cases of this cancer recur, with a life expectancy of approximately one year following recurrence. No effective therapy exists for these patients. We believe that DCVax-Lung addresses this critical unmet medical need.

Our HuRx Platform

      Our HuRx platform combines our expertise in monoclonal antibodies, immunology and antigen discovery with strategic partners who have expertise in fully human monoclonal antibody development. We are co-developing our initial HuRx products with Medarex. We believe this strategic partnership will enable us to create proprietary fully human monoclonal antibody-based cancer therapies. We manufacture our HuRx products in the following sequence:

•	Identification. We identify, validate and select a potentially useful cancer-associated antigen for our HuRx platform.

•	Immunization. This cancer-associated antigen is used to immunize transgenic mice. These mice create B cells, which produce fully human cancer-associated antigen-specific antibodies.

•	Selection And Culturing. From the B cells created during immunization, we select single antibody-producing cells, which we then culture to large quantities. These cells produce identical antibodies with high specificity to the targeted cancer-associated antigen.

•	Analysis And Evaluation. These fully human monoclonal antibodies are analyzed for specificity to the cancer-associated antigen, ability to bind to live cancer cells with high affinity and ability to kill those cells. In addition, the antibody-producing cells are evaluated for their ability to generate high quantities of the selected antibodies.

•	Manufacturing. Our HuRx fully human monoclonal antibodies are manufactured for clinical trials under FDA guidelines.

      We believe that our antigen discovery program will enable us to identify and develop cancer-associated antigens in the HuRx platform, potentially expanding our portfolio of therapeutic products. We expect that the antibodies generated by the HuRx platform will be useful as stand-alone products or as products coupled with cytotoxins or radioactive agents.

HURX PRODUCT CANDIDATES

HuRx-Prostate

      HuRx-Prostate results from combining the HuRx platform with the cancer-associated antigen PSMA to create therapeutically useful antibodies. These antibodies bind to and initiate the destruction of cancer cells marked by PSMA. We are moving towards a Phase I clinical trial in hormone refractory prostate cancer patients. We are manufacturing HuRx-Prostate under FDA guidelines for this clinical trial. Pre-clinical work is largely completed.

      Target Market. The American Cancer Society estimated that 198,100 new cases of prostate cancer would be diagnosed in the United States during 2001. Deaths from prostate cancer are estimated at 31,500 per year. We estimate that there is an initial HuRx-Prostate target population consisting of approximately 73,000 patients with late stage or hormone refractory prostate cancer.

      Current Treatments. Existing treatments for localized prostate cancer include surgery and various forms of radiation therapy. The current standard-of-care for treating metastatic prostate cancer is hormone therapy. Although this therapy achieves temporary tumor control, the National Cancer Institute’s 1989 - 1996 five-year survival rate for metastatic prostate cancer is only 33%. Moreover, hormone therapy may cause significant adverse side effects such as bone loss, hot flashes, impotence and blood clots. Disease progression in the presence of hormone therapy occurs on average in two years, and is then classified as hormone refractory prostate cancer. Approximately 50% of patients with hormone refractory prostate cancer will die within one year of its onset. Currently, the only FDA approved treatments for hormone refractory prostate cancer are chemotherapy and radioactive pharmaceuticals, which can alleviate cancer-related symptoms but may cause significant adverse side effects and do not prolong survival. We believe that HuRx-Prostate addresses this critical unmet medical need.

HuRx-Lung, HuRx-Breast, HuRx-Brain, HuRx-Colon and HuRx-Melanoma

      We have selected cancer-associated antigens for non small-cell lung cancer, breast cancer, glioblastoma, colon cancer and melanoma. According to the American Cancer Society, these conditions represent approximately 32% of all cancers expected to be diagnosed in the United States in the year 2001. Through our strategic partnership with Medarex, we are currently developing fully human monoclonal antibodies targeted to antigens associated with these cancers.

Gene Therapy Program

      Cancer is characterized by normal cellular activity becoming aberrant as a result of altered gene function or expression. The result of this alteration is uncontrolled cell division. Gene therapy involves the use of genes for purposes of expressing specific proteins in cancer cells that alter the aberrant behavior of those cancer cells in order to:

•	normalize uncontrolled cell division;

•	increase sensitivity to treatments capable of inducing cell death; or

•	induce cell death.

      We have identified two genes, which we are evaluating as potential targets for developing therapies for breast cancer, glioblastoma, colon cancer, melanoma and prostate cancer. We intend to use the preclinical data developed to explore opportunities to license this technology to others.

Strategic Partnerships

      We have entered into the following strategic partnerships:

      Medarex, Inc. In April 2001, we entered into a collaboration agreement with Medarex to produce fully human monoclonal antibodies to certain antigen targets identified by us. The agreement calls for joint development of antibodies to at least eight cancer-associated antigen targets. Under our agreement, certain profits, losses and costs associated with the development of our HuRx products will be shared equally by both of us, and certain other costs will be borne entirely by each party. From the inception of this agreement through December 31, 2001, we have incurred approximately $135,000 of our share of the expenses relating to this agreement. This relationship is governed by a joint steering committee composed of representatives of both companies to make development and commercialization decisions concerning jointly developed fully human monoclonal antibody product candidates. Each of us has the right to elect not to participate in the joint development of antibodies to a given antigen target and receive instead certain milestone and royalty payments on net sales. The agreement terminates upon the later of one year after completion of the research activities thereunder, or the date on which neither party is exploiting any products developed thereunder. The agreement is also subject to termination if either party breaches its material obligations under the agreement.

      UCLA Sponsored Research Agreements. In April 2001, we entered into an agreement with the Regents of the University of California, Los Angeles, pursuant to which scientists at that institution will assist us in our Phase I clinical trials for DCVax-Lung. In August 2001, we entered into another agreement with the Regents of the University of California, Los Angeles, pursuant to which scientists at that institution will assist us in our Phase II clinical trials for DCVax-Brain.

      Department of Molecular Medicine, Northwest Hospital. In August 2001, we entered into an agreement with the Department of Molecular Medicine, Northwest Hospital, which provides us the right of first refusal to use and exploit any of their cancer-related intellectual property in exchange for our payment of the costs associated with pursuing patent protection and our payment of a royalty based on the industry standard rates at such time.

Manufacturing

      We have only limited manufacturing facilities for the production of our product candidates currently under development. We expect to rely upon third-party manufacturers to produce some of our product candidates for pre-clinical, clinical and commercial purposes. Furthermore, the product candidates under development by us have never been manufactured on a commercial scale and may not be able to be manufactured at a cost or in sufficient quantities to make commercially viable products.

Marketing

      We plan to market our products in strategic partnership with established pharmaceutical companies. Our collaboration with these companies may take the form of royalty agreements, licensing agreements or other co-marketing arrangements. The U.S. oncology market is characterized by highly concentrated distribution channels. Consequently, we also intend to develop a direct sales force to market our cancer-related products in the United States.

Intellectual Property

      We seek to protect our commercially relevant proprietary technologies through patents both in the United States and abroad. We have several issued United States and foreign patents and patent applications pending in a number of areas that we believe will be valuable to our business, including dendritic cell isolation and manipulation and the use of dendritic cells for immunotherapy as well as monoclonal antibodies which bind to the portion of PSMA outside of the cell. Our issued patents expire on dates between 2015 and 2016. We intend to continue using our scientific expertise to pursue and patent new developments with respect to uses, methods, and compositions to enhance our position in the field of cancer treatment.

      In August 2000, we entered into an agreement with Cytogen for an exclusive world-wide license to make, have made, use, sublicense and sell PSMA as part of our dendritic cell-based immunotherapy for prostate cancer. The agreement terms include milestone and royalty payments. The license expires upon the expiration of the last to expire of the underlying patents, but not prior to November 2012.

      Any patents that we obtain may be circumvented, challenged or invalidated by our competitors. Our patent applications may not result in the issuance of any patents, and any patents that may issue may not offer any protection against others who seek to practice the claimed inventions. We have obtained licenses for certain technologies that we use, but we may be unable to maintain those licenses and may be unable to secure additional licenses in the future. Thus, we may be forced to abandon certain product areas or develop alternative methods for operating in those areas.

      In addition to patents, we rely on copyright protection, trade secrets, proprietary know-how and trademarks to maintain our competitive position. Our success will depend in part on our ability to preserve our copyrights and trade secrets. Although our officers, employees, consultants, contractors, manufacturers, outside scientific collaborators, sponsored researchers and other advisors are required to sign agreements obligating them not to disclose our confidential information, these parties may nevertheless disclose such information and compromise our trade secrets. We may not have adequate remedies for any such breach. It is also possible that our trade secrets or proprietary know-how will otherwise become known or be independently replicated or otherwise circumvented by competitors.

      Our technologies may infringe the patents or violate other proprietary rights of third parties. In the event of infringement or violation, we may be prevented from pursuing further licensing, product development or commercialization. Such a result would materially adversely affect our business, financial condition and results of operations.

      If we become involved in any litigation, interference or other administrative proceedings, we will incur substantial expenses and the efforts of our technical and management personnel will be significantly diverted. An adverse determination may subject us to significant liabilities or require us to seek licenses, which may not be available. We may also be restricted or prevented from manufacturing and selling our products, if any, in the event of an adverse determination in a judicial or administrative proceeding, or if we fail to obtain necessary licenses.

Competition

      The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Several companies, such as Cell Genesys, Inc., Dendreon Corporation and Genzyme Molecular Oncology, a division of Genzyme Corporation, are actively involved in research and development of cell-based cancer therapeutics. Of these companies, we believe that only Dendreon is carrying-out Phase III clinical trials with a cell-based therapy. No cell-based therapeutic product is currently available for commercial sale. Additionally, several companies, such as Abgenix, Inc., Agensys, Inc., IDEC Pharmaceuticals Corporation and Genentech, Inc. are actively involved in research and development of monoclonal antibody-based cancer therapies. Currently, at least three antibody-based products are approved for commercial sale for cancer therapy. Genentech is also engaged in several Phase III clinical trials for additional antibody-based therapeutic products for a variety of cancers, and several other companies are in early stage clinical trials for such products. Many other third parties compete with us in developing alternative therapies to treat cancer, including:

•	biopharmaceutical companies;

•	biotechnology companies;

•	pharmaceutical companies;

•	academic institutions; and

•	other research organizations.

      Many of our competitors have significantly greater resources and expertise in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals and marketing. In addition, many of these competitors have become more active in seeking patent protection and licensing arrangements in anticipation of collecting royalties for use of technology they have developed. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring technologies complementary to our programs.

      We expect that our ability to compete effectively will be dependent upon our ability to:

•	successfully complete clinical trials and obtain all requisite regulatory approvals;

•	maintain a proprietary position in our technologies and products;

•	attract and retain key personnel; and

•	maintain existing or enter into new strategic partnerships.

Governmental Regulation

      Governmental authorities in the United States and other countries extensively regulate the pre-clinical and clinical testing, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution, among other things, of immunotherapeutics. In the United States, the FDA under the Federal Food, Drug, and Cosmetic Act, the Public Health Service Act and other federal statutes and regulations subjects pharmaceutical and biologic products to rigorous review. If we or our strategic partners do not comply with applicable requirements, we may be fined, our products may be recalled or seized, our production may be totally or partially suspended, the government may refuse to approve our marketing applications or allow us to distribute our products, and we may be criminally prosecuted. The FDA also has the authority to revoke previously granted marketing authorizations.

      In order to obtain approval of a new product from the FDA, we must, among other requirements, submit proof of safety and efficacy as well as detailed information on the manufacture and composition of the product. In most cases, this proof entails extensive laboratory tests, and pre-clinical and clinical trials. This testing, and the preparation of necessary applications and processing of those applications by the FDA are expensive and typically take several years to complete. The FDA may not act quickly or favorably in reviewing these applications, and we may encounter significant difficulties or costs in our efforts to obtain FDA approvals that could delay or preclude us from marketing any products we may develop. The FDA also may require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of these products. Regulatory authorities may withdraw product approvals if we fail to comply with regulatory standards or if we encounter problems following initial marketing. With respect to patented products or technologies, delays imposed by the governmental approval process may materially reduce the period during which we will have the exclusive right to exploit the products or technologies.

      After an investigational new drug application becomes effective, a sponsor may commence human clinical trials. The sponsor typically conducts human clinical trials in three sequential phases, but the phases may overlap. In Phase I clinical trials, the product is tested in a small number of patients or healthy volunteers, primarily for safety at one or more doses. In Phase II, in addition to safety, the sponsor evaluates the efficacy of the product in a patient population somewhat larger than Phase I clinical trials. Phase III clinical trials typically involve additional testing for safety and clinical efficacy in an expanded population at geographically dispersed test sites. The sponsor must submit to the FDA a clinical plan, or protocol, accompanied by the approval of a clinical site responsible for ongoing review of the investigation, prior to commencement of each clinical trial. The FDA or a clinical site may order the temporary or permanent discontinuation of a clinical trial at any time, if the trial is not being conducted in accordance with FDA or clinical site requirements or presents a danger to its subjects.

      The sponsor must submit to the FDA the results of the pre-clinical and clinical trials, together with, among other things, detailed information on the manufacture and composition of the product, in the form of a new drug application or, in the case of a biologic, a biologics license application. The FDA is regulating our therapeutic vaccine product candidates as biologics and, therefore, we will be submitting biologics license applications to the FDA to obtain approval of our products. In a process which generally takes several years, the FDA reviews this application and, when and if it decides that adequate data is available to show that the new compound is both safe and effective and that other applicable requirements have been met, approves the drug or biologic for marketing. The amount of time taken for this approval process is a function of a number of variables, including the quality of the submission and studies presented, the potential contribution that the compound will make in improving the treatment of the disease in question, and the workload at the FDA. It is possible that our product candidates will not successfully proceed through this approval process or that the FDA will not approve them in any specific period of time, or at all.

      Congress enacted the Food and Drug Administration Modernization Act of 1997, in part, to ensure the availability of safe and effective drugs, biologics and medical devices by expediting the FDA review process for new products. The Modernization Act establishes a statutory program for the approval of fast-track products, including biologics. A fast-track product is defined as a new drug or biologic intended for the treatment of a serious or life-threatening condition that demonstrates the potential to address unmet medical needs for this condition. Under the fast-track program, the sponsor of a new drug or biologic may request the FDA to designate the drug or biologic as a fast-track product at any time during the clinical development of the product, prior to marketing approval.

      The Modernization Act specifies that the FDA must determine if the product qualifies for fast-track designation within 60 days of receipt of the sponsor’s request. The FDA can base approval of a marketing application for a fast-track product on an effect, on a surrogate endpoint, or on another endpoint that is reasonably likely to predict clinical benefit. The FDA may subject approval of an application for certain fast-track products to post-approval studies to validate the surrogate endpoint or confirm the effect on the clinical endpoint and prior review of all promotional materials. In addition, the FDA may withdraw its approval of a fast-track product on a number of grounds, including the sponsor’s failure to conduct any required post-approval study with due diligence.

      If a preliminary review of clinical data suggests that a fast-track product may be effective, the FDA may initiate review of entire sections of a marketing application for a fast-track product before the sponsor completes the application. This rolling review is available if the applicant provides a schedule for submission of remaining information and pays applicable user fees. However, the time periods specified under the Prescription Drug User Fee Act concerning timing goals to which the FDA has committed in reviewing an application, do not begin until the sponsor submits the entire application.

      The FDA may, during its review of a new drug application or biologics license application, ask for additional test data. If the FDA does ultimately approve the product, it may require post-marketing testing, including potentially expensive Phase IV studies, and surveillance to monitor the safety and effectiveness of the drug. In addition, the FDA may in some circumstances impose restrictions on the use of the drug, which may be difficult and expensive to administer, and may require prior approval of promotional materials.

      Before approving a new drug application or biologics license application, the FDA also will inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facilities are in compliance with guidelines for the manufacture, holding, and distribution of a product. Following approval, the FDA periodically inspects drug and biologic manufacturing facilities to ensure continued compliance with manufacturing guidelines. Manufacturers must continue to expend time, money and effort in the area of production and quality control and record keeping and reporting to ensure full compliance with those requirements. The labeling, advertising, promotion, marketing and distribution of a drug or biologic product must be in compliance with FDA regulatory requirements. Failure to comply with applicable requirements can lead to the FDA demanding that production and shipment cease, and, in some cases, that the manufacturer recall products, or to FDA enforcement actions that can include seizures, injunctions and criminal prosecution. These failures can also lead to FDA withdrawal of approval to market the product.

      We, and our strategic partners, are also subject to regulation by the Occupational Safety and Health Administration, the Environmental Protection Agency, the Nuclear Regulatory Commission and other foreign, federal, state and local agencies under various regulatory statutes, and may in the future be subject to other environmental, health and safety regulations that may affect our research, development and manufacturing programs. We are unable to predict whether any agency will adopt any regulation, which could limit or impede on our operations.

      Sales of pharmaceutical products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. Whether or not we have obtained FDA approval, we must obtain approval of a product by comparable regulatory authorities of foreign countries prior to the commencement of marketing the product in those countries. The time required to obtain this approval may be longer or shorter than that required for FDA approval. The foreign regulatory approval process includes all the risks associated with FDA regulation set forth above, as well as country-specific regulations.

Employees

      As of December 31, 2001, we employed 53 personnel, including approximately 23 in research and development, 14 in support/administration, and 16 in manufacturing, regulatory affairs, and quality assurance. Each of our employees has signed a confidentiality agreement and none is covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and consider our employee relations to be good.

Executive Officers

      The names of our executive officers as of December 31, 2001 and information about them is presented below.

Name	Age	Position

Daniel O. Wilds	53	Chairman of the Board, President and Chief Executive Officer
Alton L. Boynton, Ph.D.	57	Executive Vice President, Chief Scientific Officer, Chief Operating Officer and Secretary
C. William Schneider	57	Treasurer
Eric Holmes, Ph.D.	50	Vice President of Biomedical Research and Development
Michael Salgaller, Ph.D.	44	Vice President of Clinical and Research Affairs
Patricia A. Lodge, Ph.D.	41	Vice President of Operations and Process Development

      Daniel O. Wilds. Mr. Wilds was named Chairman of our board of directors in June 2001, and has served as President, Chief Executive Officer and a director since February 1998. Prior to joining us, Mr. Wilds was President and Chief Executive Officer of Shiloov Biotechnologies (USA), Inc., from July 1997 to January 1998. In early 1997, Mr. Wilds was a self-employed consultant, providing advisory services to biotechnology companies. From 1992 through 1996, Mr. Wilds was President and Chief Executive Officer of Adeza Biomedical Corporation, prior to which he served in several management positions in the biomedical and biopharmaceutical fields. Mr. Wilds holds a B.A. from California State University, Los Angeles and an MBA from Northwestern University.

      Alton L. Boynton, Ph.D. Dr. Boynton co-founded our company, has served as Secretary since August 2001, has served as our Executive Vice President since July 2000, has served as our Chief Scientific Officer and a director since our inception in 1996, and was appointed our Chief Operating Officer in August 2001. Dr. Boynton has also served as Director of the Department of Molecular Medicine of Northwest Hospital since 1995 where he has coordinated the establishment of a program centered on carcinogenesis. Dr. Boynton is an internationally recognized scientist in the cellular and molecular mechanisms causing cancer. Dr. Boynton has been funded by the National Cancer Institute for more than 20 years and has authored more than 150 publications. Dr. Boynton received his Ph.D. in Radiation Biology from the University of Iowa in 1972.

      C. William Schneider. Mr. Schneider has served as Treasurer and a director since inception, and was Secretary from inception until August 2001. Mr. Schneider has served as Chief Executive Officer, President, and a director of Health Resources Northwest, which is comprised of Northwest Hospital and other health care-related entities, since February 1981. He is also the President/ CEO of Northwest Hospital since February 1989. He has held various positions over the past 25 years in the health care field, and is a member of the American College of Health Care Administrators. Mr. Schneider received his B.S. degree from Missouri Western College in 1972.

      Eric Holmes, Ph.D. Dr. Holmes co-founded our company, and has served as our Vice President of Biomedical Research and Development since September of 2001. He established and coordinated a research program focusing on regulation of biosynthesis of cell surface carbohydrate antigens and monoclonal antibody development. He currently directs our monoclonal antibody development activities. Dr. Holmes is an author of over 90 publications and has had research funding from the National Cancer Institute for over 20 years. Dr. Holmes received his Ph.D. in Biochemistry from the University of California, Davis in 1979.

      Michael Salgaller, Ph.D. Dr. Salgaller has served as Vice President of Clinical and Research Affairs since July, 2001. Dr. Salgaller joined the company from the National Institutes of Health in May 1996, as the Head of the Immunotherapy Division. In 1999, he was promoted to Director of Antigen Research and Development. From 1998-2001 Dr. Salgaller was also a Member of the Department of Molecular Medicine of Northwest Hospital. Dr. Salgaller is an internationally recognized scientist in the immunotherapy of cancer and has authored more than 60 publications and 5 book chapters. He is on the editorial board of 5 scientific journals. Dr. Salgaller received his Ph.D. in Pathology from The Ohio State University in 1989.

      Patricia A. Lodge, Ph.D. Dr. Lodge has served as Vice President of Operations and Process Development since July 2001. Dr. Lodge was a faculty member at Vanderbilt University from July 1995 until she joined us in July 1996. She has authored a variety of publications in autoimmunity, transplantation, infectious disease and cancer immunotherapy. Dr. Lodge is a member of the American Association of Immunologists and the Parenteral Drug Association. Dr. Lodge received her Ph.D. in Cell and Molecular Biology from the University of Vermont in 1992.

FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

      This section briefly discusses certain risks that should be considered by stockholders and prospective investors in Northwest Biotherapeutics. You should carefully consider the risks described below, together with all other information included in this Annual Report on Form 10-K and the information incorporated by reference. If any of the following risks actually occur, our business, financial condition or operating results could be harmed. In such case, the trading price of our common stock could decline.

We will need to raise additional capital that may not be available, which could adversely affect our operations.

      We will need to raise more money to continue our operations. We may seek additional funds from public and private stock offerings, strategic partnerships and licenses, borrowing under lease lines of credit or other sources. Additional capital may not be available on terms acceptable to us, or at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. If we cannot raise more money when needed, we may have to reduce our capital expenditures, scale back our development of new product candidates, reduce our workforce or license to others product candidates that we otherwise would seek to commercialize ourselves. Moreover, our cash used in operations has exceeded cash generated from operations in each period since our inception. For example, we used approximately $6.4 million of net cash in operating activities in 2000 and approximately $8.9 million in 2001. We expect net cash used in operations to increase in the near future as we make significant investments in clinical trials and research and development. We expect that our current resources will be sufficient to fund operations for at least the next 12 months.

We expect to continue to incur substantial losses, and we may never achieve profitability.

      We have incurred net losses every year since our inception in March 1996 and, as of December 31, 2001, we had a deficit accumulated during the development stage of approximately $45.7 million. We had net losses applicable to common stockholders as follows:

•	$5.0 million in 1998;

•	$6.0 million in 1999;

•	$13.2 million in 2000; and

•	$17.3 million in 2001.

      We expect that these losses will continue and anticipate negative cash flows from operations for the foreseeable future. We expect that our operating expenses will continue to increase, due in part to investments we intend to make in clinical trials and research and development. Consequently, we will need to generate revenue sufficient to cover operating expenses and increased research and development costs to achieve profitability. We may never achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

As a company in the early stage of development with an unproven business strategy, our limited history of operations makes an evaluation of our business and prospects difficult.

      We have had a limited operating history and are at an early stage of development. We may not be able to achieve revenue growth in the future. We have generated the following limited revenues:

•	$385,000 in 1998;

•	$211,000 in 1999;

•	$156,000 in 2000; and

•	$129,000 in 2001.

      We have derived most of these limited revenues from:

•	the sale of research products to BioWhittaker, Inc., our sole customer;

•	contract research and development from related parties; and

•	research grants.

      In the future, we anticipate that our revenues will be derived primarily through the commercialization of our product candidates, none of which are currently approved for commercial sale. As a result of these factors, it is difficult to evaluate our prospects, and our future success is more uncertain than if we had a longer or more proven history of operations.

Failure to obtain regulatory approval for one or more of our product candidates could significantly harm our business.

      All of our product candidates are in early stages of development. None of our product candidates will be commercially available prior to FDA approval. Significant further research and development, financial resources and personnel will be required to develop commercially viable products and obtain regulatory approvals. Much of our efforts and expenditures over the next few years will be devoted to our lead product candidates, DCVax-Prostate, DCVax-Brain, DCVax-Lung and HuRx-Prostate. Success in pre-clinical and early clinical trials does not ensure that subsequent large-scale trials will be successful nor is it a basis for predicting final results. A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after promising results have been achieved in earlier trials. Failure to obtain FDA approval for one or more of our product candidates could significantly harm our business.

Clinical trials for our product candidates are expensive and time consuming, their outcome is uncertain and we have limited experience in managing them.

      The process of obtaining and maintaining regulatory approvals for new therapeutic products is expensive, lengthy and uncertain. It can vary substantially, based upon the type, complexity and novelty of the product involved. Accordingly, any of our current or future product candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain approval, either of which could reduce our anticipated revenues and delay or terminate the potential commercialization of our product candidates.

      We have limited experience in conducting and managing clinical trials. We rely on third parties, including our strategic partners, to assist us in managing and monitoring all of our clinical trials. Our reliance on these third parties may result in delays in completing, or failure to complete, these trials if the third parties fail to perform under the terms of our agreements with them. For example, we rely solely on Quintiles Laboratories Limited to provide us with analytical and data management services in connection with our Phase III clinical trial for DCVax-Prostate. We may not be able to find a sufficient alternative supplier of these services in a reasonable time period, or on commercially reasonable terms, if at all. If we were unable to obtain an alternative supplier of these services, we might be forced to curtail our Phase III clinical trial for DCVax-Prostate.

We may choose to, or may be required to, suspend, repeat or terminate our clinical trials if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive, or the trials are not well designed.

      Clinical trials must be conducted in accordance with the FDA’s regulations and guidelines and are subject to oversight by the FDA and the clinical sites where the clinical trials are conducted. In addition, clinical trials must be conducted with product candidates produced under the FDA’s manufacturing guidelines, and may require large numbers of test patients.

      Clinical trials may be suspended by the FDA or a clinical site at any time if the trials are not being conducted in accordance with FDA or clinical site requirements, or if the trials expose patients to unacceptable health risks.

      In addition, we, the clinical site, or the FDA might delay or halt our clinical trials of a product candidate for various reasons, including but not limited to the following:

•	the product candidate may have significant adverse side effects;

•	the time required to determine whether the product candidate is effective may be longer than expected;

•	fatalities or other adverse events may arise during a clinical trial due to medical problems that may or may not be related to clinical trial treatments;

•	the product candidate may not achieve the level of efficacy required by the FDA;

•	there may be insufficient patient enrollment in the clinical trials; or

•	we may be unable to produce sufficient quantities of the product candidate to complete the trials.

      We believe we are currently in compliance with all applicable regulations relating to our product candidates, all of which are subject to governmental regulation.

Because we are not certain that we will obtain necessary regulatory approvals to market our products in the United States and foreign jurisdictions, we do not know if we will be permitted to commercialize our products.

      The biotechnology and biopharmaceutical industries are subject to stringent regulation by a wide range of authorities. We may fail to obtain regulatory approval for any product candidate we develop. We cannot market any of our products in the United States until they have completed rigorous pre-clinical testing and clinical trials and the FDA’s extensive regulatory approval process. Satisfaction of regulatory requirements typically takes many years, is dependent upon the type, complexity, and novelty of the product and requires the expenditure of substantial resources for research and development, testing, manufacturing, quality control, labeling and promotion of drugs. Neither the FDA nor international regulatory authorities have approved cancer-therapy products based on our area of scientific focus for commercialization, and we do not know whether our research and clinical approaches to developing new cancer therapies will lead to products that the FDA will consider safe and effective for indicated uses. We must receive FDA approval of preliminary investigational applications before commencing clinical trials in humans. Clinical trials are subject to oversight by clinical sites and the FDA and:

•	must conform with the FDA’s good laboratory practice regulations;

•	must meet requirements for informed consent;

•	must meet requirements for good clinical practices;

•	are subject to continuing FDA oversight; and

•	may require large numbers of test subjects.

      Before receiving FDA approval to market a product, we must demonstrate that the product is safe and effective for the patient population that will be treated. If we fail to comply with applicable FDA or other regulatory requirements, we could be subject to criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other regulatory actions against our product candidates or us. If we are unable to obtain approval for any of our product candidates, we will not be permitted to bring these product candidates to market.

      Outside the United States, our ability to market a product will depend upon receiving marketing approvals from the appropriate regulatory authorities. This foreign regulatory approval process includes all of the risks associated with FDA approval described above.

We lack sales and marketing experience and, as a result, we may experience significant difficulties commercializing our products.

      Even if we do obtain regulatory approval to market one of our product candidates, the commercial success of any of our products will depend upon the strength of our sales and marketing efforts. We do not have a sales force and have no experience in the sales, marketing or distribution of our pharmaceutical products. If we develop an approved product, we will need to create a substantial marketing staff and sales force with technical expertise and the ability to distribute our products. As an alternative, we could seek assistance from a pharmaceutical or biotechnology company with a large distribution system and a large direct sales force. We may be unable to put either of these plans in place. In addition, if we arrange for others to market and sell our products, our revenues will depend upon the efforts of those parties. Such arrangements may not succeed. If we fail to establish adequate sales, marketing and distribution capabilities, independently or with others, our business will be seriously harmed.

We have limited manufacturing capabilities, which could adversely impact our ability to commercialize our products.

      We have limited manufacturing facilities and expertise to produce our product candidates. For the duration of our currently anticipated clinical trials and pre-development efforts, third-party manufacturers, such as Medarex, will produce some or all of the components of our product candidates. They will also package, label and distribute some or all of those products. Although we believe that such third parties have adequate resources to meet our needs, we cannot directly control the amount or timing of resources they will devote to our product candidates.

      We have never manufactured, on a commercial scale, any of our product candidates. We may be unable to manufacture these product candidates or any other products that we or our strategic partners develop at a reasonable cost or in sufficient quantities to be profitable. If we cannot manufacture or contract with manufacturers to provide a sufficient supply of our product candidates on acceptable terms, it will delay:

•	our pre-clinical and clinical testing schedule;

•	our submission of products for regulatory approval; and

•	our new development programs.

      These delays would seriously harm our business. Any other delays or difficulties that we may have in manufacturing or contracting with manufacturers to produce, package and distribute our products will also harm our ability to market or sell our products.

Our product candidates may not gain market acceptance among physicians, patients, health care payors and the medical community.

      The degree of market acceptance of any approved product will depend on a number of factors, including:

•	cost-effectiveness;

•	potential advantage over alternative treatments; and

•	marketing and distribution support.

      In addition, government health administrative authorities, private health insurers and other organizations are increasingly challenging both the need for and the price of new medical products and services. Consequently, uncertainty exists as to the reimbursement status of newly approved therapeutics. For these and other reasons, physicians, patients, third-party payors and the medical community may not accept and utilize any product candidates that we develop and, even if they do, adequate levels of reimbursement may not be available to enable us to realize an appropriate return on our investment in research and product development.

Our success partially depends on existing and future strategic partners.

      The success of our business strategy partially depends upon our ability to develop and maintain multiple strategic partnerships and to manage them effectively. Therefore, our success depends partially upon the performance of our strategic partners. Our primary current strategic partner is Medarex, Inc. We cannot directly control the amount and timing of resources that our existing or future strategic partners devote to the research, development or marketing of our products. As a result, those strategic partners:

•	may not commit sufficient resources to our programs or products;

•	may not conduct their agreed activities on time, or at all, resulting in delay or termination of the development of our products and technology;

•	may not perform their obligations as expected;

•	may pursue product candidates or alternative technologies in preference to ours; or

•	may dispute the ownership of products or technology developed under our strategic partnerships.

      We may have disputes with our strategic partners, which could be costly and time consuming. Our failure to successfully defend our rights could seriously harm our business, financial condition and operating results.

      We intend to continue to enter into strategic partnerships in the future. However, we may be unable to successfully negotiate any additional strategic partnerships and any of these relationships, if established, may not be scientifically or commercially successful.

      We also work with scientists and medical professionals at academic and other institutions, including the University of California, Los Angeles, the University of Iowa and Northwest Hospital, some of whom conduct research for us or assist us in developing our research and development strategy. These scientists and medical professionals are not our employees. They may have commitments to, or contracts with, other businesses or institutions that limit the amount of time they have available to work with us. We have little control over these individuals. We can only expect them to devote to our projects the amount of time required by our license, consulting and sponsored research agreements. In addition, these individuals may have arrangements with other companies to assist in developing technologies that may compete with ours. If these individuals do not devote sufficient time and resources to our programs, our business could be seriously harmed.

Even if we obtain regulatory approval of a product candidate, we will be subject to extensive regulation, which can be costly and time consuming and may subject us to unanticipated delays.

      Even if we obtain regulatory approval of a product candidate, we will continue to be subject to extensive governmental regulation which may be costly and time consuming, and which may adversely impact our ability to commercialize our product candidates. Currently, we are required to comply with FDA manufacturing guidelines for compounds used in our product candidates in clinical trials, and we believe that we and our third-party suppliers of our compounds are in compliance with these guidelines. The principal regulating authority in the United States is the FDA. Similar agencies in other countries will regulate our products. These regulations affect product:

•	manufacturing;

•	labeling;

•	marketing;

•	sales;

•	distribution; and

•	export or import.

      Any approved product candidate will be subject to extensive governmental regulation. For example, regulatory agencies could:

•	withdraw product approvals;

•	limit the uses for which our product may be labeled, which would limit the uses for which our new products may be marketed;

•	impose burdensome labeling requirements;

•	require us to conduct additional clinical trials, thereby suspending our ability to sell any approved products; or

•	require us to prepare and submit additional marketing applications.

      We may be subject to any of the following penalties or compliance actions for violating government regulations:

•	warning letters;

•	fines;

•	injunctions;

•	recall or seizure of our products;

•	total or partial suspension of production;

•	government refusal to approve our marketing applications; and

•	criminal prosecution.

      We must also comply with numerous laws, regulations and recommendations relating to:

•	safe working conditions;

•	laboratory and manufacturing practices;

•	experimental use of animals;

•	protection of the environment; and

•	safe use and disposal of hazardous substances used in product discovery, research, and development, including radioactive compounds and infectious disease agents.

Our product development efforts are based on technologies that may not prove to be viable.

      We intend to devote significant resources to the research and development of new products based upon our DCVax and HuRx technologies. We may not be successful in developing products, and we may never realize any benefits from such research and development activities. Our ability to achieve and sustain profitability depends upon our ability to successfully develop new and commercially viable products, which is particularly difficult for us as our technologies and their commercial viability are unproven.

Competition in our industry is intense and many of our competitors have substantially greater resources than we have.

      The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Several companies, such as Cell Genesys, Inc., Dendreon Corporation and Genzyme Molecular Oncology, a division of Genzyme Corporation, are actively involved in the research and development of cell-based cancer therapeutics. Of these companies, we believe that only Dendreon is carrying-out Phase III clinical trials with a cell-based therapy. No cell-based therapeutic product is currently approved for commercial sale. Additionally, several companies, such as Abgenix, Inc., Agensys, Inc., IDEC Pharmaceuticals Corporation and Genentech, Inc., are actively involved in the research and development of monoclonal antibody-based cancer therapies. Currently, at least three antibody-based products are approved for commercial sale for cancer therapy. Genentech is also engaged in several Phase III clinical trials for additional antibody-based therapeutics for a variety of cancers, and several other companies are in early stage clinical trials for such products. Many other third parties compete with us in developing alternative therapies to treat cancer, including:

•	biopharmaceutical companies;

•	biotechnology companies;

•	pharmaceutical companies;

•	academic institutions; and

•	other research organizations.

      Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals and marketing than we do. In addition, many of these competitors have become active in seeking patent protection and licensing arrangements in anticipation of collecting royalties for use of technology they have developed. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring technologies complementary to our programs.

      We expect that our ability to compete effectively will be dependent upon our ability to:

•	successfully complete clinical trials and obtain all requisite regulatory approvals;

•	maintain a proprietary position in our technologies and products;

•	attract and retain key personnel; and

•	maintain existing or enter into new strategic partnerships.

      Our competitors may develop more effective or affordable products, or achieve earlier patent protection or product marketing and sales than we may. As a result, any products we develop may be rendered obsolete and noncompetitive.

Our intellectual property rights may not provide meaningful commercial protection for our products, which could enable third parties to use our technology, or very similar technology, and could reduce our ability to compete in the market.

      We rely on patent, copyright, trade secret and trademark laws to limit the ability of others to compete with us using the same or similar technology in the United States and other countries. However, as described below, these laws afford only limited protection and may not adequately protect our rights to the extent necessary to sustain any competitive advantage we may have. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems in protecting our proprietary rights in these countries.

      We have four issued patents (one in the United States and three in foreign jurisdictions) and 33 patent applications pending (10 in the United States and 23 in foreign jurisdictions) which cover the use of dendritic cells in DCVax as well as targets for either DCVax or HURx-based therapies. The issued patents expire at dates from 2015 to 2017. In addition, we have a world-wide exclusive license from Cytogen to use PSMA for the development, manufacture and sale of DCVax-Prostate. The license expires upon the expiration of the last to expire of the underlying patents, but not prior to November 2012.

      We will only be able to protect our technologies from unauthorized use by third parties to the extent that they are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent positions of companies developing novel cancer treatments, including our patent position, generally are uncertain and involve complex legal and factual questions, particularly concerning the scope and enforceability of claims of such patents against alleged infringement. Recent judicial decisions are prompting a reinterpretation of the limited case law that exists in this area, and historical legal standards surrounding questions of infringement and validity may not apply in future cases. A reinterpretation of existing law in this area may limit or potentially eliminate our patent position and, therefore, our ability to prevent others from using our technologies. The biotechnology patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may therefore diminish the value of our intellectual property.

      We own, or have rights under licenses to a variety of issued patents and pending patent applications. However, the patents on which we rely may be challenged and invalidated, and our patent applications may not result in issued patents. Moreover, our patents and patent applications may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. We also face the risk that others may independently develop similar or alternative technologies or design around our patented technologies.

      We have taken security measures to protect our proprietary information, especially proprietary information that is not covered by patents or patent applications. These measures, however, may not provide adequate protection of our trade secrets or other proprietary information. We seek to protect our proprietary information by entering into confidentiality agreements with employees, strategic partners and consultants. Nevertheless, employees, strategic partners or consultants may still disclose our proprietary information, and we may not be able to protect our trade secrets in a meaningful way. If we lose any employees, we may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by those former employees despite the existence of nondisclosure and confidentiality agreements and other contractual restrictions to protect our proprietary technology. In addition, others may independently develop substantially equivalent proprietary information or techniques or otherwise gain access to our trade secrets.

Our success will depend partly on our ability to operate without infringing or misappropriating the proprietary rights of others.

      Our success will depend to a substantial degree upon our ability to develop, manufacture, market and sell our product candidates without infringing the proprietary rights of third parties and without breaching any licenses we have entered into regarding our product candidates. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the general field of immunotherapy. In particular, we are aware of other patents issued to third parties for monoclonal antibodies that bind to prostate-specific membrane antigen, or PSMA, and patent applications of others that may issue with similar claims. Our ability to market a product based on the binding of antibodies to PSMA may depend on the actual invention date of the subject matter of the issued patent, or the scope of claimed coverage of the pending patent applications, both of which are unknown to us.

      There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. Infringement and other intellectual property claims, with or without merit, can be expensive and time-consuming to litigate and can divert management’s attention from our core business. We may be exposed to future litigation by third parties based on claims that our products infringe their intellectual property rights. This risk is exacerbated by the fact that there are numerous issued and pending patents in the biotechnology industry and the fact that the validity and breadth of biotechnology patents involve complex legal and factual questions for which important legal principles remain unresolved. Our competitors may assert that our products and the methods we employ are covered by U.S. or foreign patents held by them. In addition, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our products may infringe. There could also be existing patents of which we are not aware that one or more of our products may inadvertently infringe.

      If we lose a patent infringement lawsuit, we could be prevented from selling our products unless we can obtain a license to use technology or ideas covered by such patent or are able to redesign our products to avoid infringement. A license may not be available at all or on terms acceptable to us, or we may not be able to redesign our products to avoid any infringement. If we are not successful in obtaining a license or redesigning our products, we may be unable to sell our products and our business could suffer.

Our rights to the use of technologies licensed to us by third parties are not within our control, and without these technologies, our products and programs may not be successful and our business could be harmed.

      We rely on our license from Cytogen to use PSMA and may rely on other licenses in the future to use various technologies that may be material to our business. We rely upon our licensors to prevent infringement of the licensed patents. Our rights to use these technologies and employ the inventions claimed in the licensed patents are or may be subject to our licensors abiding by the terms of those licenses and not terminating them.

      Our license from Cytogen provides us with worldwide exclusive rights to use PSMA for the development, manufacture and sale of DCVax-Prostate in exchange for payments upon the achievement of certain milestones. Cytogen may terminate our license to use PSMA if we fail to use reasonable efforts to achieve certain milestones in the development of commercial products or otherwise breach the agreement. We believe we are currently in compliance with the terms of this agreement. Nevertheless, the scope of our rights under this or other licenses may be subject to dispute of our licensors or third parties.

If we fail to properly manage our growth, our business could be adversely affected.

      We have experienced significant growth in the number of our employees and the scope of our operations. As of December 31, 2000, we had 41 employees, and as of December 31, 2001, we had 53 employees. We expect our number of employees to continue to increase for the foreseeable future. In addition, we have substantially increased the scale of our operations in the last year and expect to continue doing so for the foreseeable future. Our overall growth and need to develop many different areas of our business have placed, and may continue to place, a strain on our management and operations. If we obtain regulatory approval to market DCVax-Prostate, we may be required to establish processing facilities in diverse geographic regions to keep pace with the introduction of the product. This growth would place additional stress on our resources. If we are unable to manage our growth effectively, our business will be harmed. The management of our growth will depend, among other things, upon our ability to improve our operational, financial and management controls, reporting systems and procedures. In addition, upon the approval of any of our other DCVax product candidates for commercial sale, we will need to invest significant resources in additional processing facilities to produce sufficient quantities of these products. This will result in additional burdens on our existing systems and resources.

If we lose key management or scientific personnel or cannot recruit qualified employees, our business could suffer.

      We are highly dependent on the principal members of our management and scientific staff, including Daniel O. Wilds, our Chairman, President and Chief Executive Officer, and Alton L. Boynton, our Executive Vice President, Chief Operating Officer, Chief Scientific Officer and Secretary, and other members of senior management. Experienced biotechnology CEO candidates are few in number, and we believe it would be very difficult and time-consuming to replace Mr. Wilds. We are dependent upon Mr. Wilds and his position in the biotechnology community to continue our efforts to pursue strategic partnerships and commercialize our product candidates. Dr. Boynton is one of our founders, has substantial experience in immunotherapy research and is a recognized leader in that field of study. Because of Dr. Boynton’s history with us, we believe that it would be very difficult, expensive and time-consuming to replace him.

      With the exception of Mr. Wilds, Dr. Boynton and Jim D. Johnston, our Executive Vice President, Chief Financial Officer and Chief General Counsel who joined us in January 2002, none of the principal members of our management team or scientific staff have entered into employment agreements with us, nor, with the exception of Mr. Wilds and Dr. Boynton, do we have any key person life insurance on such individuals. Additionally, as a practical matter, any employment agreement we enter into will not ensure the retention of the employee who is a party to the agreement.

      Our future success will also depend in part on the continued service of our key scientific and management personnel and our ability to identify, hire and retain additional personnel. We experience intense competition for qualified personnel. We may be unable to attract and retain the personnel necessary for the development of our business. Moreover, our work force is located in the Seattle, Washington area, where demand for personnel with the scientific and technical skills we seek is extremely high and is likely to remain high. Because of this competition, our compensation costs may increase significantly.

Health care reform and other changes in the health care industry, including changes in reimbursement policies, could adversely affect our potential profitability.

      Recent proposals to change the health care system in the United States have included measures that would limit or eliminate payments for medical procedures and treatments or subject the pricing of medical treatment products to government control. In addition, as a result of the trend towards managed health care in the United States, as well as legislative proposals to reduce government insurance programs, third-party payors are increasingly attempting to contain health care costs by limiting both coverage and the level of reimbursement for new medical treatment products. Even if we are successful in obtaining regulatory approval for any of our product candidates, our commercialization efforts and any potential profits may be adversely affected by these developments in the U.S. health care system.

We are exposed to potential product liability claims, and it is uncertain that insurance against these claims will be available to us at a reasonable rate in the future.

      Testing product candidates and marketing and selling commercial biotechnology and biopharmaceutical products involves unavoidable risks. The use of our product candidates in clinical trials, and the sale of products we may develop, could result in injury to patients receiving our product candidates or products, and may lead to claims or lawsuits against us by:

•	consumers;

•	regulatory agencies;

•	biotechnology and biopharmaceutical companies; or

•	others using or selling our product candidates or products.

      We have purchased liability insurance coverage in the amount of $15 million for our current clinical trials and for the research products we may sell. We intend to seek additional liability insurance coverage if and when we develop products that are approved for commercialization. We may be unable to obtain or maintain product liability insurance in the future on acceptable terms. Even if we are able to purchase the insurance, the policy limits may be insufficient to cover all potential claims or liabilities. Insufficient insurance to cover any damages resulting from a claim could seriously harm our business.

We use hazardous materials and must comply with environmental, health and safety laws and regulations, which can be expensive and restrict how we do business.

      We store, handle, use and dispose of controlled hazardous, radioactive and biological materials in our business. Our current use of these materials generally is below thresholds giving rise to burdensome regulatory requirements. Our plans for growth, however, may result in our becoming subject to additional requirements, and if we fail to comply with applicable requirements we could be subject to substantial fines and other sanctions, delays in research and production, and increased operating costs. In addition, if regulated materials were improperly released at our current or former facilities or at locations to which we send materials for disposal, we could be strictly liable for substantial damages and costs, including cleanup costs and personal injury or property damages, and incur delays in research and production and increased operating costs.

Insurance covering certain types of claims of environmental damage or injury resulting from the use of these materials is available but can be expensive and is limited in its coverage. We have no insurance specifically covering environmental risks or personal injury from the use of these materials and if such use results in liability, our business may be seriously harmed.

The future sale of common stock could negatively affect our stock price.

      As of March 1, 2002, we have 16,986,814 shares of common stock outstanding. The 4,000,000 shares sold in our initial public offering are freely tradable without restriction or further registration under the federal securities laws unless purchased by our affiliates. The remaining 12,986,814 shares of our outstanding common stock will be available for sale in the public market on June 17, 2002, subject in some cases to volume and other limitations. The previous sentence assumes the effectiveness of the lockup agreements with the underwriters under which holders of substantially all of our common stock have agreed not to sell or otherwise dispose of their shares of common stock. We have been advised by C.E. Unterberg, Towbin that it has no current intention of releasing any shares subject to a lock-up agreement. Any request for the release of any lock-up would be considered on a case-by-case basis, taking into account, among other factors, the particular circumstances surrounding the request, including but not limited to the number of shares to be released, the circumstances of the proposed sale and prevailing market conditions.

      If our stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock could fall. The holders of approximately 11.5 million shares of common stock will have rights, subject to some conditions, to include their shares in registration statements that we may file for ourselves or other stockholders. Furthermore, if we were to include in a company-initiated registration statement shares held by those holders pursuant to the exercise of their registration rights, those sales could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

Our principal stockholders, executive officers and directors own a significant percentage of our stock and, as a result, the trading price for our shares may be depressed and these stockholders can take actions that may be adverse to your interests.

      Our executive officers and directors and entities affiliated with them, in the aggregate, beneficially own approximately 18% of our common stock as of December 31, 2001. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

There may not be an active, liquid trading market for our common stock.

      Prior to December 14, 2001, there had been no public market for our common stock. An active trading market for our common stock may not develop. You may not be able to sell your shares quickly or at the market price if trading in our stock is not active.

Our common stock may experience extreme price and volume fluctuations, which could lead to costly litigation for us and make an investment in us less appealing.

      The market price of our common stock may fluctuate substantially due to a variety of factors, including:

•	announcements of technological innovations or new products by us or our competitors;

•	development and introduction of new cancer therapies;

•	media reports and publications about cancer therapies;

•	announcements concerning our competitors or the biotechnology industry in general;

•	new regulatory pronouncements and changes in regulatory guidelines;

•	general and industry-specific economic conditions;

•	changes in financial estimates or recommendations by securities analysts; and

•	changes in accounting principles.

      The market prices of the securities of biotechnology companies, particularly companies like ours without earnings and consistent product revenues, have been highly volatile and are likely to remain highly volatile in the future. This volatility has often been unrelated to the operating performance of particular companies. In the past, securities class action litigation has often been brought against companies that experience volatility in the market price of their securities. Moreover, market prices for stocks of biotechnology-related and technology companies, particularly following an initial public offering, can reach levels that bear no relationship to the operating performance of such companies. These market prices generally are not sustainable and are subject to wide variations. Whether or not meritorious, litigation brought against us could result in substantial costs, divert management’s attention and resources and harm our financial condition and results of operations.

Our incorporation documents, bylaws and stockholder rights plan may delay or prevent a change in our management.

      Our amended and restated certificate of incorporation, bylaws and stockholder rights plan contain provisions that could delay or prevent a change in our management team. Some of these provisions:

•	authorize the issuance of preferred stock that can be created and issued by the board of directors without prior stockholder approval, commonly referred to as “blank check” preferred stock, with rights senior to those of common stock;

•	authorize our board of directors to issue dilutive shares of common stock upon certain events; and

•	provide for a classified board of directors.

      These provisions could allow our board of directors to affect your rights as a stockholder since our board of directors can make it more difficult for common stockholders to replace members of the board. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt to replace our current management team.

Item 2.     Properties.

      We maintain our headquarters in Bothell, Washington where we lease approximately 39,000 square feet of laboratory, research and development, expansion and general administration space. Our lease expires in September 2009 and, at our option, may be extended for two consecutive five-year periods. During 2001, we subleased approximately 10,000 square feet of this facility to the Northwest Hospital Department of Molecular Medicine. Beginning in January 2002 this sublease was reduced to approximately 3,000 square feet. This sublease expires on August 31, 2003, Northwest Hospital owns in excess of 5% of our outstanding common stock. C. William Schneider, our Treasurer and a member of our board of directors, is the President and Chief Executive Officer of Northwest Hospital.

Item 3.     Legal Proceedings.

      We are not a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of the Company’s stockholders during the quarter ended December 31, 2001.

PART II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters.

Market Information and Price Range of Common Stock

      Our common stock is quoted on the Nasdaq National Market System under the symbol “NWBT.” Public trading of our common stock commenced on December 14, 2001. Prior to this time, there was no public market for our stock. The following table summarizes our common stock’s high and low sales prices for the periods indicated as reported by the Nasdaq National Market System. These prices do not include retail markups, markdowns or commissions.

	High	Low

Fiscal 2001:
Fourth Quarter (from December 14, 2001 to December 31, 2001)	$5.50	$4.98

As of March 1, 2002, there were approximately 496 holders of record of our common stock. Such holders include any broker or clearing agencies as holders of record but exclude the individual stockholders whose shares are held by broker or clearing agencies.

Dividend Policy

      We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to fund the development and growth of our business and do not currently anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by our board of directors.

Recent Sales of Unregistered Securities

      From July 1998 through September 2001, we issued the following securities to various investors in private placement transactions:

•	550,700 shares of series A convertible preferred stock at a purchase price of $5.45 per share in 1998;

•	897,489 shares of series B convertible preferred stock at a purchase price of $2.33 per share in 1998;

•	3,350,600 shares of series C convertible preferred stock at a purchase price of $2.50 per share in 1999;

•	$5,064,100 of 6% convertible promissory notes with attached warrants to purchase 1,064,895 shares of series D preferred stock in 2000; and

•	4,135,823 shares of series D convertible preferred stock at a purchase price of $5.00 per share in 2000 and 2001.

      Each share of series A, C and D preferred stock converted into one share of common stock upon the closing of our initial public offering. Each share of series B preferred stock converted into approximately 1.93785 shares of common stock upon the closing of our initial public offering. The sale and issuance of the above securities were deemed exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(2) of the Securities Act or Regulation D promulgated thereunder as transactions by an issuer not involving a public offering. The recipients of securities in the above transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transactions.

      From July 19, 1998, the date of the first issuance of options under out 1998 Stock Option Plan, through December 31, 2001, we granted stock options to purchase an aggregate of 1,211,649 shares of common stock, with exercise prices ranging from $0.50 to $5.00 per share, to employees, consultants and directors under our 1998 and 2001 Stock Option Plans, 1999 Executive Stock Option Plan and outside of such plans. Of the total options granted under these plans, options for an aggregate of 5,132 shares have been exercised, options for a total of 524,729 shares have vested and are outstanding, options for an aggregate of 34,501 shares have been forfeited and options for an aggregate of 1,172,016 shares remain outstanding. The sales and issuances of these securities were exempt from registration under the Securities Act under Rule 701 promulgated thereunder on the basis that these options were offered and sold either under a written compensatory benefit plan or pursuant to written contracts relating to consideration, as proved by Rule 701.

      Holders of shares purchased in these financings include the following directors, executive officers and holders of more than 5% of our outstanding stock and their affiliates:

	Series A	Series B	Series C	Series D
	Convertible	Convertible	Convertible	Convertible
Purchaser	Preferred Stock	Preferred Stock	Preferred Stock	Preferred Stock

Directors and executive officers
George P. Hutchinson			50,000	9,909
Haakon Ragde		5,732		1,137
Principal stockholders
Northwest Hospital(1)	550,700
Robert Trimble(2)			400,000	158,817
Medarex, Inc.				800,000
Progress Enterprises S.A.		429,794		85,224

(1)	C. William Schneider, a member of our board of directors, is President and Chief Executive Officer of Northwest Hospital.

(2)	All shares are held by the marital community of Robert and Kathleen Trimble.

      We believe that we have executed all of the transactions set forth above on terms no less favorable to us than terms we could have obtained from unaffiliated third parties. It is our intention to ensure that all future transactions, including loans, between us and our officers, directors and principal stockholders and their affiliates, are approved by a majority of the board of directors, including a majority of the independent and disinterested members of the board of directors, and are on terms no less favorable to us than those that we could obtain from unaffiliated third parties.

Use of Proceeds From Initial Public Offering

      The Registration Statement (SEC File No. 333-67350) for our initial public offering, or IPO, was declared effective by the Securities and Exchange Commission on December 14, 2001, covering an aggregate of 4,000,000 shares of our common stock, and on December 19, 2001, we issued 4,000,000 shares of our common stock at an initial public offering price of $5.00 per share. Approximately $2.8 million of the aggregate $20,000,000 IPO proceeds was used to pay underwriting discounts and commissions and offering expenses resulting in net IPO proceeds of approximately $17.2 million. C.E. Unterberg, Towbin was the managing underwriter of our IPO, and Fahnstock & Co., Inc. and Roth Capital Partners, LLC were the co-managers. As of December 31, 2001, we had utilized approximately $2.5 million of net proceeds from the IPO for the repayment of a loan from Holmes Harbor Company in the aggregate amount of $751,000 and the payment of a fee to Northwest Hospital in the amount of $1.7 million, as well as for other general corporate purposes. We have invested the remainder of the net proceeds from the IPO in money market accounts.

Item 6.	Selected Consolidated Financial Data.

      The following table shows selected consolidated financial data for each of the years ending December 31, 1997 to December 31, 2001 and for the period from our inception through December 31, 2001 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.

						Period from
	Years ended December 31,					March 18, 1996
						(inception)
	1997	1998	1999	2000	2001	to December 31, 2001

	(in thousands, except per share data)
Statement Of Operations Data:
Total revenues	$479	$385	$211	$156	$129	$1,587
Operating costs and expenses
Cost of research material sales	—	81	46	51	67	244
Research and development	1,966	2,860	2,885	3,114	4,907	16,394
General and administrative	884	1,765	2,535	3,682	4,759	14,322
Depreciation and amortization	142	164	196	199	467	1,271

Total operating costs and expenses	2,992	4,870	5,662	7,046	10,200	32,231

Loss from operations	(2,513)	(4,485)	(5,451)	(6,890)	(10,071)	(30,644)
Other Income (expense), net
Interest expense	(47)	(262)	(319)	(6,056)	(1,062)	(7,744)
Other	—	28	161	166	193	548

Net loss	(2,560)	(4,719)	(5,609)	(12,780)	(10,940)	(37,840)
Accretion of redemption value of mandatorily redeemable membership units and preferred stock	(275)	(329)	(354)	(430)	(379)	(1,872)
Series A preferred stock redemption fee	—	—	—	—	(1,700)	(1,700)
Beneficial conversion feature of series D convertible preferred stock	—	—	—	—	(4,274)	(4,274)

Net loss applicable to common stockholders	$(2,835)	$(5,048)	$(5,963)	$(13,210)	$(17,293)	$(45,686)

Net loss per share applicable to common stockholders — basic and diluted(a)	$(1.29)	$(2.29)	$(2.71)	$(6.35)	$(6.57)

Weighted average shares used in computing basic and diluted net loss per share	2,203	2,203	2,203	2,080	2,631

	Years ended December 31,

	1997	1998	1999	2000	2001

Balance Sheet Data:
Cash and cash equivalents	$264	$638	$649	$411	$14,966
Working capital (deficit)	108	(1,176)	(209)	(4,488)	13,502
Total assets	828	1,400	2,519	4,629	19,476
Long-term obligations, net of current portion and discounts	1,463	2,834	2,881	801	123
Mandatorily redeemable convertible preferred stock	3,380	3,709	4,063	4,493	—
Convertible preferred stock	—	2,088	9,341	16,444	—
Total stockholders’ equity (deficit)	(4,172)	(9,220)	(14,790)	(22,515)	16,935

(a)	Net loss per share and weighted average shares outstanding for periods prior to our incorporation in July 1998 are calculated based on the conversion of LLC units to common shares at the time of incorporation. In 1998, we effected a stock split of approximately 1:5.507 for which all prior periods have been adjusted.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Result of Operations.

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those statements included with this report. In addition to historical information, this report contains “forward-looking statements” that are within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words “believe”, “expect,” “intend,” “anticipate,” and similar expressions are used to identify forward-looking statements, but their absence does not mean that such statement is not forward-looking. Many factors could affect our actual results, including those factors described under “Factors That May Affect Results of Operations and Financial Condition” and “Business.” These factors, among others, could cause results to differ materially from those presently anticipated by us. Readers are cautioned not to place undue reliance on these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of anticipated events.

Overview

      We are a biotechnology company focused on discovering, developing and commercializing innovative immunotherapy products that safely generate and enhance effective immune responses to treat cancer.

      Since formation in 1996, our activities have primarily been devoted to research and development of our dendritic cell-based immunotherapy platform and our monoclonal antibody-based cancer therapies.

      We have a limited history of operations. Since inception, we have incurred significant losses and, as of December 31, 2001, had a deficit accumulated during the development stage of approximately $45.7 million. We anticipate incurring additional losses, which will increase for the foreseeable future, as we progress through current and anticipated clinical trials and expand research and development activities.

      Operating costs and expenses consist primarily of research and development expenses, including clinical trial expenses, and general and administrative expenses.

      Research and development expenses include salary expenses and costs of supplies used in our internal research and development projects. We expect our research and development costs to increase as we continue to develop new applications of our technology, refine our manufacturing processes and move research projects through pre-clinical and clinical trials. We expect to expend at least $8.5 million on our clinical trials and at least $3.7 million on other aspects of our research and development during 2002.

      From our inception in March 1996 through December 31, 2001, we incurred costs of approximately $16.4 million associated with the research into and development of our product candidates. At this time, due to the risks inherent in the clinical trial process imposed on new drug candidates and the fact that our technologies are unproven, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization.

      General and administrative expenses include compensation expenses related to executive, information technology, finance and administrative personnel, the cost of facilities, insurance and legal support, as well as amortization costs of stock options and warrants granted to consultants and for entering into commercial arrangements. We expect general and administrative expenses to increase as we strengthen our infrastructure in support of our anticipated increased operations and expanded clinical trials.

      To date, our revenues have primarily been derived from the manufacture and sale of research materials, contract research and development services and research grants from the federal government. Ultimately, we believe our revenue will consist mainly of pharmaceutical product sales, licensing and royalties from marketing and distribution partnerships and technology transfers.

      We lack high volume manufacturing, sales and marketing experience and, as a result, we may experience significant difficulties commercializing our anticipated products.

Critical Accounting Policies and Estimates

      We currently believe that none of our accounting policies or estimates are critical. However, as the nature and scope of our business operations mature, certain of our accounting policies and estimates may become critical. You should understand that generally accepted accounting principles require our management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements, as well as the amounts of revenues and expenses during the periods covered by our financial statements. The actual amounts of these items could differ materially from those estimates. For example, deferred compensation represents the difference between the estimated fair value of our common stock and the exercise price of options on their date of grant. The fair value of our common stock for purposes of this calculation was determined based on our review of the primary business factors underlying the value of our common stock on the date such option grants were made, viewed in light of the expected initial public offering price per share prior to the initial public offering of our common stock. The actual initial public offering price per share was significantly lower than the expected price. Additionally, we estimate the fair value of stock options and warrants issued to nonemployees using an option valuation method that considers market indicators.

RESULTS OF OPERATIONS

Year Ended December 31, 2000 Compared to the Year Ended December 31, 2001

      Total Revenues. Total revenues decreased 17% from $156,000 for the year ended December 31, 2000 to $129,000 for the year ended December 31, 2001. Total revenues consisted primarily of research material sales and research grants. This decrease in revenue was primarily due to no research grant revenue in 2001. Our revenues from research material sales will fluctuate depending upon the timing of purchases by BioWhittaker, Inc., our sole customer.

      Cost of Research Material Sales. Cost of research material sales increased 31% from $51,000 for the year ended December 31, 2000 to $67,000 for the year ended December 31, 2001. This increase was primarily due to implementation of job cost tracking.

      Research and Development Expense. Research and development expense increased 58% from $3,114,000 for the year ended December 31, 2000 to $4,908,000 for the year ended December 31, 2001. This increase was primarily due to increased costs associated with continued patient enrollment in our initial clinical trial, clinical trial monitoring, manufacture of DCVax-Prostate for clinical trial use, research and development costs associated with improving DCVax production techniques and research and development expenditures relating to our HuRx platform. Additionally, we expanded our scientific and manufacturing team to 39 individuals as of December 31, 2001 from 27 as of December 31, 2000.

      General and Administrative Expense. General and administrative expense increased 29% from $3,682,000 for the year ended December 31, 2000 to $4,759,000 for the year ended December 31, 2001. The increase in costs was primarily due to higher monthly rental costs, and for increased legal costs related to entering into certain contractual arrangements and increased patent related costs.

      Depreciation and Amortization. Depreciation and amortization increased 135% from $199,000 for the year ended December 31, 2000 to $467,000 for the year ended December 31, 2001. This increase was primarily due to the significant increase in capitalized leasehold improvements in December 2000, as the result of finalization of tenant improvements at our current facility.

      Total Other Income (Expense), Net. Other income (expense), net, consists primarily of interest expense and interest income. Interest expense decreased 82% from $6,056,000 for the year ended December 31, 2000 to $1,062,000 for the year ended December 31, 2001. The decrease in interest expense was primarily due to the 2000 period including amortization related to the non-cash discount and beneficial conversion feature of our 6% convertible promissory notes that were converted into preferred stock late in 2000. Interest income increased 16% from $166,000 for the year ended December 31, 2000 compared to $193,000 for the year ended December 31, 2001.

Year Ended December 31, 1999 Compared to the Year Ended December 31, 2000

      Total Revenues. Total revenues decreased 26% from $211,000 for the year ended December 31, 1999 to $156,000 for the year ended December 31, 2000. Total revenues consisted primarily of research material sales, contract research and development fees from related parties and research grants. Sales of research materials to our sole customer increased from $39,000 in 1999 to $111,000 in 2000. This gain in revenue was offset by a cessation of our contract research and development agreements with Pacific Northwest Cancer Foundation at the end of the first quarter of 1999, under which $84,000 was received in 1999. Additionally, grant research revenues decreased from 1999 to 2000, due to the timing of service performed under research contracts.

      Cost of Research Material Sales. Cost of research material sales increased 11% from $46,000 for the year ended December 31, 1999 to $51,000 for the year ended December 31, 2000. This increase was primarily due to increased variable manufacturing costs associated with supporting increased sales of research materials, offset by improved efficiencies in the manufacturing process.

      Research and Development Expense. Research and development expense increased 8% from $2,885,000 for the year ended December 31, 1999 to $3,114,000 for the year ended December 31, 2000. This increase was primarily due to increased costs associated with patient enrollment in our initial clinical trial, clinical trial monitoring and travel related expenses and manufacture of DCVax-Prostate for clinical trial use. Our scientific and manufacturing team remained constant at 27 individuals.

      General and Administrative Expense. General and administrative expense increased 45% from $2,535,000 for the year ended December 31, 1999 to $3,682,000 for the year ended December 31, 2000. This increase was primarily due to increased employee costs as we expanded our administrative team to 14 individuals as of December 31, 2000, from 12 as of December 31, 1999 and higher monthly rental costs as we moved to our current facility. Additionally, legal costs increased, as a result of contractual agreements and patent research and filings.

      Depreciation and Amortization. Depreciation and amortization increased 1% from $196,000 for the year ended December 31, 1999 to $199,000 for the year ended December 31, 2000. This slight increase was primarily due to increasing equipment needs to support our ongoing research and development programs.

      Total Other Income (Expense), Net. Other income (expense), net, consists primarily of interest expense and interest income. Interest expense increased from $318,353 for the year ended December 31, 1999 to $6,056,000 for the year ended December 31, 2000. The increase in interest expense was primarily due to recognizing as interest expense the discount of $4,039,000 related to the value of the warrants issued with our 6% convertible promissory notes and interest expense of $1,026,000 related to the beneficial conversion feature on those notes. Interest income increased 3% from $161,000 for the year ended December 31, 1999 to $166,000 for the year ended December 31, 2000. This increase was primarily due to a slightly higher average cash balance over the respective periods.

Liquidity and Capital Resources

      From inception, we have financed our operations primarily through the public and private sale of securities, cash generated from the sale of biomedical research products, equipment leases and borrowings from stockholders. We generated approximately $23,936,000 in cash from financing activities during the year ended December 31, 2001, compared to $8,231,000 during the year ended December 31, 2000. During 2001, cash generated from financing activities consists primarily of proceeds from issuances of our common stock, in conjunction with our initial public offering, of $17,155,000, net of issuance costs, and series D convertible preferred stock of $12,823,000, net of issuance costs, offset by payments made on notes payable to stockholders of $4,484,000 exclusive of interest and a fee paid to a stockholder of $1,700,000. During 2000, cash generated from financing activities consists primarily of proceeds from the issuance of convertible promissory notes and warrants, net of issuance costs.

      On April 24, 2001 we restructured a loan from Holmes Harbor Company which resulted in us making the following principal payments: $825,000 on May 17, 2001; $75,000 on September 28, 2001; and the remaining balance of $750,000 on December 20, 2001. In August 2001, we entered into an agreement with Northwest

Hospital pursuant to which they agreed to forgo their option to require us to repurchase their 550,700 shares of Series A preferred stock in exchange for a $1,700,000 fee payable in conjunction with our initial public offering. We paid the $1,700,000 fee on December 19, 2001. On December 14, 2001, we paid $2,834,262 to Northwest Hospital to repay the outstanding principal balance of a $2,900,000 line of credit that they had extended to us. Interest accrued on amounts that we borrowed under the line of credit at a rate equal to the sum of 1% plus the large business prime rate as reported by Bank of America. The line of credit expired on December 19, 2001.

      At December 31, 2001, we had cash and cash equivalents of $14,966,000 compared to $411,000 at December 31, 2000.

      We used $8,942,000 in cash for operating activities during the year ended December 31, 2001, compared to $6,363,000 during the year ended December 31, 2000. The change in cash used in operating activities from 2000 to 2001 was primarily due to an increased net loss, exclusive of amortization of debt discount and beneficial conversion feature, resulting from expanded operations.

      For the year ended December 31, 2001, we used $438,000 in cash for investing activities compared to $2,106,000 during the prior year. Cash used in investing activities consists mainly of purchases of leasehold improvements and equipment for both periods.

      We expect to incur substantial costs as we continue to expand our clinical trials, research and pre-clinical development initiatives. We expect that our existing cash and cash equivalents will be sufficient to fund operations for the next twelve months. However, during or after this period, if our capital resources are insufficient to meet our capital requirements and expenses, we would need to issue additional equity or debt securities or obtain credit arrangements. Additional financing may not be available on terms acceptable to us or at all. The issuance of additional equity or convertible debt securities could result in additional dilution to our stockholders. Our future capital needs will depend on many unpredictable factors including the size, duration and number of clinical trials, the progress associated with pre-clinical trials, the time frame for successful development of an effective product, if ever, and the commercialization of such product all of which includes the regulatory approval process. The regulatory process is uncertain, includes extensive pre-clinical testing and clinical trials of each product candidate in order to establish its safety and effectiveness, can take many years and requires the expenditure of substantial resources. Additional costs will be incurred for preparing, filing, maintaining and enforcing patent claims and other intellectual property rights, modifications in existing or the establishment of new strategic partnerships and licensing arrangements, and clinical trials manufacturing costs. As a result of these factors, we cannot predict accurately the amount or timing of future cash needs.

      We do not have committed external sources of funding and we may be unable to obtain additional funds on acceptable terms, if at all. If adequate funds are not available, we may be required to, among other things:

•	delay, reduce the scope of or eliminate one or more of our programs;

•	obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to technologies or product candidates that we would otherwise seek to develop ourselves;

•	license rights to technologies or product candidates on terms that are less favorable to us than might otherwise be available; or

•	dispose of assets and no assurance can be given that the changing value of such assets will be realized upon liquidation.

Contractual Obligations and Commitments

      We lease our facility and certain equipment. Our commitments for the minimum rental payments due under noncancelable leases in effect at December 31, 2001 are as follows:

	Capital Leases	Operating Leases

2002	$87,659	$1,038,846
2003	75,501	1,162,848
2004	40,136	1,203,132
2005	23,826	1,244,832
2006	3,138	1,277,116
Thereafter	—	5,067,678

Total minimum lease payments	230,260	$10,994,452

      Under our sublicense agreement with Cytogen, we will pay to Cytogen $250,000 upon regulatory approval to market DCVax-Prostate and another $750,000 in quarterly installments, each equal to 2% of net sales of DCVax-Prostate for such quarter, with any remaining balance due two years from the first payment date. In addition, we will pay a 5% royalty to Cytogen on future net sales of products that include PSMA.

      Under our collaboration agreement with Medarex, both us and Medarex have the right under the agreement to elect not to participate in the joint development of HuRx therapeutic human monoclonal antibodies to a given antigen target and receive instead certain milestone and royalty payments on net sale from the continuing party.

      We have also entered into other collaborative arrangements under which we may be obligated to pay royalties or milestone payments if product development is successful. We do not anticipate that the aggregate amount of any royalty or milestone obligations under these arrangements will be material.

Recent Accounting Pronouncements

      In July 2001, the FASB issued Statement No. 141, “Business Combinations,” and Statement No. 142, “Goodwill and Other Intangible Assets.” Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also specifies that certain intangible assets acquired in a purchase method business combination must be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” Statement 141 is required to be adopted immediately and Statement 142 will be adopted January 1, 2002. As we currently have no intangible assets, adoption is not expected to have a material impact on our financial statements.

      In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is applicable for fiscal years beginning after June 15, 2002. SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. Statement No. 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. The provisions of SFAS No. 143 are not expected to have a material impact on the Company’s financial position or operating results.

      In September 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is applicable for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and portions of APB Opinion 30, Reporting the Results of Operations. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of SFAS No. 144 generally are required to be applied prospectively after the adoption date. Therefore, management cannot determine the potential effect that the adoption of SFAS No. 144 will have on the Company’s financial statements.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk.

      Our exposure to market risk is presently limited to the interest rate sensitivity of our cash and cash equivalents which is affected by changes in the general level of U.S. interest rates. We are exposed to interest rate changes primarily as a result of our investment activities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our cash and cash equivalents in interest-bearing instruments, primarily money market funds. Our interest rate risk management objective with respect to our borrowings is to limit the impact of interest rate changes on earnings and cash flows. Due to the nature of our cash and cash equivalents, we believe that we are not subject to any material market risk exposure. We do not have any foreign currency or other derivative financial instruments.

Item 8.     Financial Statements and Supplementary Data.

Financial Statements

      Our financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 14(a)(1) for a listing of financial statements provided in the section titled “Financial Statements”.

Supplementary Data

      The following tables set forth quarterly supplementary data for each of the years in the two-year period ended December 31, 2001.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None

PART III

Item 10.     Directors and Executive Officers of the Registrant.

      The information called for by Part III, Item 10 is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, or Exchange Act, no later than 120 days after December 31, 2001.

Item 11.     Executive Compensation.

      The information called for by Part III, Item 11 is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after December 31, 2001.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

      The information called for by Part III, Item 12 is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after December 31, 2001.

Item 13.     Certain Relationships and Related Transactions.

      The information called for by Part III, Item 13 is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after December 31, 2001.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)(1)  The following documents are filed as part of this report:

(1)	Index to Financial Statements and Independent Auditors Report.

The financial statements required by this item are submitted in a separate section beginning on page 41 of this report.

      (2) Index to Financial Statement Schedules

All financial statement schedules are omitted since the required information is not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

      (3) Exhibits

See Exhibit Index on page 59.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors

Northwest Biotherapeutics, Inc.:

      We have audited the accompanying consolidated balance sheets of Northwest Biotherapeutics, Inc. (a development stage enterprise) and subsidiary (Company) as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2001 and the period from March 18, 1996 (inception) through December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northwest Biotherapeutics, Inc. (a development stage enterprise) and subsidiary as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001 and the period from March 18, 1996 (inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Seattle, Washington

March 1, 2002

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)
AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,

	2000	2001

Assets
Current assets:
Cash and cash equivalents	$410,756	$14,966,126
Accounts receivable	18,933	50,125
Accounts receivable from affiliates	56,692	42,183
Stock subscription receivable	273,000	207,440
Prepaid expenses and other current assets	98,032	421,400

Total current assets	857,413	15,687,274

Property and equipment:
Leasehold improvements	1,693,660	1,742,453
Laboratory equipment	1,162,222	1,480,575
Office furniture and other equipment	325,316	433,554

	3,181,198	3,656,582
Less accumulated depreciation and amortization	413,135	871,561

Property and equipment, net	2,768,063	2,785,021

Restricted cash	1,003,968	1,003,968

	$4,629,444	$19,476,263

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Current portion of note payable to stockholder	$996,675	$—
Current portion of line of credit with Northwest Hospital	2,834,262	—
Current portion of capital lease obligations	50,176	65,464
Accounts payable	604,617	1,341,484
Accounts payable to Northwest Hospital	281,661	—
Accrued expenses	577,836	778,612

Total current liabilities	5,345,227	2,185,560
Long-term liabilities:
Note payable to stockholder, less current portion	653,325	—
Capital lease obligations, less current portion	148,024	123,212
Deferred rent	61,296	232,791

Total liabilities	6,207,872	2,541,563

Mandatorily redeemable convertible preferred stock, $0.001 par value:
Series A, 550,700 shares authorized; 550,700 shares issued and outstanding at December 31, 2000	4,492,999	—
Convertible preferred stock, $0.001 par value, 12,500,000 shares authorized:
Series B, 897,513 shares authorized; 897,489 shares issued and outstanding at December 31, 2000	2,088,330	—
Series C, 3,609,062 shares authorized; 3,350,600 shares issued and outstanding at December 31, 2000	7,253,091	—
Series D, 6,500,000 shares authorized; 1,532,355 shares issued and outstanding at December 31, 2000	7,102,597	—
Stockholders’ equity (deficit):
Common stock, $0.001 par value, 30,000,000 shares authorized, 1,934,450 and 16,868,754 shares issued and outstanding at December 31, 2000 and 2001	1,934	16,869
Additional paid-in capital	5,878,200	63,622,215
Deferred compensation	—	(1,016,380)
Deficit accumulated during the development stage	(28,395,579)	(45,688,004)

Total stockholders’ equity (deficit)	(22,515,445)	16,934,700
Commitments and contingencies

	$4,629,444	$19,476,263

See accompanying notes to consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)
AND SUBSIDIARY

Consolidated Statements of Operations

				Period from
				March 18, 1996
				(inception) to
	Years Ended December 31,			December

	1999	2000	2001	2001

Revenues:
Research materials sales	39,260	110,757	129,446	326,970
Contract research and development from related parties	84,375	—	—	1,127,638
Research grants and other	86,885	45,205	—	132,090

Total revenues	$210,520	$155,962	$129,446	1,586,698

Operating costs and expenses:
Cost of research material sales	45,565	50,849	66,943	244,400
Research and development	2,885,332	3,114,160	4,907,622	16,394,100
General and administrative	2,535,200	3,682,015	4,758,601	14,321,711
Depreciation and amortization	196,012	198,532	466,893	1,270,468

Total operating costs and expenses	5,662,109	7,045,556	10,200,059	32,230,679

Loss from operations	$(5,451,589)	$(6,889,594)	$(10,070,613)	$(30,643,981)
Other income (expense):
Interest expense	(318,353)	(6,055,806)	(1,062,385)	(7,744,544)
Interest income	160,563	166,179	193,234	548,384

Net loss	$(5,609,379)	$(12,779,221)	$(10,939,764)	$(37,840,141)
Accretion of Series A preferred stock mandatory redemption obligation	(353,962)	(430,364)	(379,095)	(1,872,094)
Series A preferred stock redemption fee	—	—	(1,700,000)	(1,700,000)
Beneficial conversion feature of Series D preferred stock	—	—	(4,273,566)	(4,273,566)

Net loss applicable to common stockholders	$(5,963,341)	$(13,209,585)	$(17,292,425)	$(45,685,801)

Net loss per share applicable to common stockholders — basic and diluted	(2.71)	(6.35)	(6.57)

Weighted average shares used in computing basic and diluted loss per share	2,202,800	2,080,405	2,631,136

See accompanying notes to consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)
AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss

					Deficit
					Accumulated
	Common Stock		Additional		During the	Total
			Paid-in	Deferred	Development	Stockholders’
	Shares	Amount	Capital	Compensation	Stage	Deficit

Balances at March 18, 1996	—	$—	—	—	—	—
Accretion of membership units mandatory redemption obligation	—	—	—	—	(105,574)	(105,574)
Comprehensive loss — net loss	—	—	—	—	(1,232,589)	(1,232,589)

Balances at December 31, 1996	—	—	—	—	(1,338,163)	(1,338,163)
Accretion of membership units mandatory redemption obligation	—	—	—	—	(274,539)	(274,539)
Comprehensive loss — net loss	—	—	—	—	(2,559,750)	(2,559,750)

Balances at December 31, 1997	—	—	—	—	(4,172,452)	(4,172,452)
Conversion of membership units to common stock	2,202,800	2,203	—	—	(2,203)	—
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	(328,560)	(328,560)
Comprehensive loss — net loss	—	—	—	—	(4,719,438)	(4,719,438)

Balances at December 31, 1998	2,202,800	2,203	—	—	(9,222,653)	(9,220,450)
Issuance of Series C preferred stock warrants for services related to sale of Series C preferred shares	—	—	394,031	—	—	394,031
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	(353,962)	(353,962)
Comprehensive loss — net loss	—	—	—	—	(5,609,379)	(5,609,379)

Balances at December 31, 1999	2,202,800	2,203	394,031	—	(15,185,994)	(14,789,760)
Issuance of Series C preferred stock warrants in connection with lease agreement	—	—	43,130	—	—	43,130
Exercise of stock options for cash	2,000	2	998	—	—	1,000
Issuance of common stock at $0.85 per share for license rights	5,000	5	4,245	—	—	4,250
Issuance of Series D preferred stock warrants in convertible promissory note offering	—	—	4,038,525	—	—	4,038,525
Beneficial conversion feature of convertible promissory notes	—	—	1,025,575	—	—	1,025,575
Issuance of Series D preferred stock warrants for services related to sale of Series D preferred shares	—	—	368,182	—	—	368,182
Issuance of common stock warrants in conjunction with issuance of promissory note	—	—	3,238	—	—	3,238
Cancellation of common stock	(275,350)	(276)	276	—	—	—
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	(430,364)	(430,364)
Comprehensive loss — net loss	—	—	—	—	(12,779,221)	(12,779,221)

Balances at December 31, 2000	1,934,450	$1,934	5,878,200	—	(28,395,579)	(22,515,445)
Issuance of Series D preferred stock warrants in conjunction with refinancing of note payable to stockholder	—	—	224,935	—	—	224,935
Beneficial conversion feature of convertible promissory note	—	—	455,935	—	—	455,935
Beneficial conversion feature of Series D preferred stock	—	—	4,273,566	—	(4,273,566)	—
Issuance of Series D preferred stock warrants for services related to the sale of Series D preferred shares	—	—	2,287,112	—	—	2,287,112
Exercises of stock options and warrants for cash	1,157,982	1,158	406,916	—	—	408,074
Issuance of common stock in initial public offering for cash, net of offering costs of $2,844,568	4,000,000	4,000	17,151,432	—	—	17,155,432
Conversion of preferred stock into common stock	9,776,322	9,777	31,569,073	—	—	31,578,850
Series A preferred stock redemption fee	—	—	—	—	(1,700,000)	(1,700,000)
Issuance of stock options to nonemployees for services	—	—	45,149	—	—	45,149
Deferred compensation related to employee stock options	—	—	1,329,897	(1,329,897)	—	—
Amortization of deferred compensation	—	—	—	313,517	—	313,517
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	(379,095)	(379,095)
Comprehensive loss — net loss	—	—	—	—	(10,939,764)	(10,939,764)

Balances at December 31, 2001	16,868,754	$16,869	63,622,215	(1,016,380)	(45,688,004)	16,934,700

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)
AND SUBSIDIARY

Consolidated Statements of Cash Flows

				Period from
	Years Ended December 31,			March 18, 1996
				(inception) to
	1999	2000	2001	December 31, 2001

Cash flows from operating activities:
Net loss	$(5,609,379)	$(12,779,221)	$(10,939,764)	(37,840,141)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	196,012	198,532	466,893	1,270,468
Amortization of deferred financing costs	—	319,799	—	319,799
Amortization of debt discount	—	5,067,953	680,870	5,748,823
Accrued interest converted to preferred stock	—	260,378	—	260,378
Stock-based compensation costs	—	—	358,666	358,666
Loss on retirement of equipment	82,553	—	3,772	86,325
Changes in operating assets and liabilities:
Accounts receivable	(117,171)	31,277	(16,683)	(92,308)
Prepaid expenses and other current assets	—	7,008	(323,368)	(374,635)
Accounts payable and accrued expenses	239,104	400,491	937,643	2,120,096
Accounts payable to Northwest Hospital	(1,150,079)	69,385	(281,661)	—
Deferred revenue	(84,375)	—	—	—
Deferred rent	—	61,296	171,495	232,791

Net cash used in operating activities	$(6,443,335)	$(6,363,102)	$(8,942,137)	$(27,909,738)

Cash flows from investing activities:
Purchases of property and equipment, net	(316,773)	(2,105,608)	(438,467)	(3,856,475)
Transfer of restricted cash	(1,003,968)	—	—	(1,003,968)

Net cash used in investing activities	$(1,320,741)	$(2,105,608)	$(438,467)	$(4,860,443)

Cash flows from financing activities:
Proceeds from issuance of note payable to stockholder	—	1,650,000	—	1,650,000
Repayment of note payable to stockholder	—	—	(1,650,000)	(1,650,000)
Proceeds from issuance of convertible promissory notes and warrants, net of issuance costs	—	5,064,100	—	5,064,100
Borrowings under line of credit with Northwest Hospital	—	—	—	2,834,262
Repayment of line of credit with Northwest Hospital	—	—	(2,834,262)	(2,834,262)
Payments on capital lease obligations	—	(37,983)	(58,680)	(96,663)
Proceeds from issuances of preferred stock, net	7,774,812	1,873,301	12,822,850	27,431,603
Proceeds from exercise of stock options and warrants	—	1,000	200,634	201,634
Proceeds from issuances of common stock, net	—	—	17,155,432	17,155,432
Series A preferred stock redemption fee	—	—	(1,700,000)	(1,700,000)
Deferred financing costs	—	(319,799)	—	(319,799)

Net cash provided by financing activities	$7,774,812	$8,230,619	$23,935,974	$47,736,307

Net increase (decrease) in cash and cash equivalents	10,736	(238,091)	14,555,370	14,966,126
Cash and cash equivalents at beginning of period	638,111	648,847	410,756	—

Cash and cash equivalents at end of period	$648,847	$410,756	$14,966,126	$14,966,126

Supplemental disclosure of cash flow information — cash paid during the period for interest	$318,083	$412,567	$381,392	$1,309,914

Supplemental schedule of noncash financing activities:
Equipment acquired through capital leases	$75,957	$160,226	$49,156	$285,339
Accretion of Series A preferred stock mandatory redemption obligation	353,962	430,364	379,095	1,872,094
Beneficial conversion feature of convertible promissory notes	—	1,025,575	—	1,025,575
Conversion of convertible promissory notes and accrued interest to Series D preferred stock	—	5,324,478	—	5,324,478
Issuance of Series C preferred stock warrants in connection with lease agreement	—	43,130	—	43,130
Issuance of common stock for license rights	—	4,250	—	4,250
Stock subscription receivable	$—	$273,000	$207,440	$480,440

See accompanying notes to consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 1999, 2000 and 2001

(1) Organization and Description of Business

      Northwest Biotherapeutics, Inc. (Company) was organized to discover and develop innovative diagnostics and immunotherapies for prostate cancer. During 1998, the Company incorporated as a Delaware corporation. Prior to 1998, the Company was a limited liability company (LLC) formed on March 18, 1996. The Company is a development stage company, has yet to generate significant revenues from its intended business purpose and has no assurance of future revenues. While in the development stage, the Company’s principal activities have included defining and conducting research programs, conducting clinical trials, raising capital and recruiting scientific and management personnel.

(2) Summary of Significant Accounting Policies

     (a) Principles of Consolidation

      The Company had a 50% ownership interest in Northwest Clinicals, LLC (Northwest Clinicals), which has been consolidated in these financial statements through its August 2000 dissolution, as the Company exercised control over this entity. See note 4(c). All significant intercompany balances and transactions have been eliminated in consolidation.

     (b) Use of Estimates in Preparation of Financial Statements

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (c) Cash and Cash Equivalents

      The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents consists of money market accounts.

     (d) Financial Instruments and Concentrations of Risk

      The Company’s financial instruments consist of cash and cash equivalents and restricted cash which are carried at market value.

      Credit is extended based on an evaluation of a customer’s financial condition and collateral is generally not required. Accounts receivable are generally derived from revenue earned from entities located in the United States. The Company records an allowance for potential credit losses based upon the expected collectibility of the accounts receivable. To date, the Company has not experienced any material credit losses.

      Two customers accounted for substantially all of the Company’s revenues from contract research and development and research material sales recognized since its inception. For the years ended December 31, 1999 and 2000, approximately 85% and 56%, respectively, of revenues from research grants and other were from research grants from the Federal Government. No research grant revenue was recognized in 2001. No active grants exist at December 31, 2001.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     (e) Inventories

      Inventories are included in prepaid expenses and other current assets and are stated at the lower of cost, primarily determined by the first-in, first-out method, or market.

     (f) Property and Equipment

      Property and equipment are stated at cost. Property and equipment are depreciated or amortized over the following estimated useful lives using the straight-line method:

Leasehold improvements	Shorter of life of the lease or useful life
Laboratory equipment	5 years
Office furniture and other equipment	3-5 years

     (g) Restricted Cash

      Restricted cash represents a deposit to secure a letter of credit required under a lease agreement entered into by the Company in 1999. The deposit is restricted in full for five years and will be released over the remaining five year term of the lease.

     (h) Deferred Rent

      The Company’s lease for its main operating facility includes increases yearly through the ten year term. The Company recognizes expense for the lease using the straight-line method. Additional expense recognized in excess of cash payments is recorded as deferred rent.

     (i) Revenue Recognition

      The Company earns revenues through sale of research materials, providing research services to third parties and through research grants.

      Revenues from sale of research materials are to a single customer with whom there is no other contractual relationship and are recognized when shipped to the customer and title has passed.

      Research contracts and grants require the Company to perform research activities as specified in each respective contract or grant on a best efforts basis, and the Company is reimbursed based on the fees stipulated in the respective contracts and grants which approximate the costs incurred by the Company in performing such activities. The Company recognizes revenue under the research contracts and grants based on completion of performance under the respective contracts and grants where no ongoing obligation on the part of the Company exists. Direct costs related to these contracts and grants are reported as research and development expenses.

     (j) Research and Development Expenses

      Research and development costs are expensed as incurred.

     (k) Income Taxes

      Deferred income taxes are provided based on the estimated future tax effects of carryforward and temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those carryforwards and temporary differences are expected to

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized. Prior to 1998, the Company was an LLC and the Company’s tax losses and credits generally flowed directly to the members.

  (l) Stock-Based Compensation

      The Company accounts for its stock option plans for employees in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense related to employee stock options is recorded if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. The Company applies the disclosure-only requirements of SFAS No. 123, Accounting for Stock-Based Compensation, which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees, and to provide pro forma results of operations disclosures for employee stock option grants as if the fair-value-based method of accounting in SFAS No. 123 had been applied to those transactions.

      Stock compensation costs related to fixed employee awards with pro rata vesting are recognized on a straight-line basis over the period of benefit, generally the vesting period of the options. For options and warrants issued to non-employees, the Company recognizes stock compensation costs utilizing the fair value methodology prescribed in SFAS No. 123 over the related period of benefit.

  (m) Loss Per Share

      Basic loss per share is computed on the basis of the weighted average number of shares outstanding for the reporting period. Diluted loss per share is computed on the basis of the weighted average number of common shares plus dilutive potential common shares outstanding using the treasury stock method.

  (n) Operating Segments

      The Company is principally engaged in the discovery and development of innovative immunotherapies for cancer and has a single operating segment as management reviews financial information on a consolidated basis for the purposes of making decisions and assessing the financial performance of the company.

  (o) Recently Issued Accounting Standards

      In July, 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations be accounted for under a single method, the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. The amortization of goodwill ceases upon adoption of SFAS No. 142, which will be adopted by the Company on January 1, 2002. The adoption of these statements are not expected to have a material impact on the Company’s financial statements.

      In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is applicable for fiscal years beginning after June 15, 2002. SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. Statement No. 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the remaining useful life of the

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

asset. The liability is changed at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. The provisions of SFAS No. 143 are not expected to have a material impact on the Company’s financial position or operating results.

      In September 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is applicable for fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and portions of APB Opinion 30, Reporting the Results of Operations. SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. SFAS No. 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The provisions of SFAS No. 144 generally are required to be applied prospectively after the adoption date. Therefore, management cannot determine the potential effect that the adoption of SFAS No. 144 will have on the Company’s financial statements.

(3)	Stockholders’ Equity (Deficit), Convertible Preferred Stock and Mandatorily Redeemable Convertible Series A Preferred Stock

  (a) Mandatorily Redeemable Convertible Series A Preferred Stock

      The Company issued a total of 500,000 LLC membership units in 1996 for a combination of cash and certain rights. The Company received cash of $3,000,000 for 100,000 mandatorily redeemable LLC membership units. The Company received rights to research and development revenues and future royalties under a license agreement in exchange for 100,000 LLC units. Other unit holders contributed research, know-how and intellectual property rights for their 300,000 LLC units. The contributed royalty rights and other intangibles were recorded at the contributing unit holders’ reported book value, which was zero.

      During 1998, as part of the Company’s reincorporation as a Delaware corporation, the 100,000 mandatorily redeemable LLC membership units were canceled and exchanged for 550,700 shares of Mandatorily Redeemable Series A Preferred Shares (Series A shares). The Series A shares were entitled to dividends at a rate of $0.08 per share per annum if and when declared by the Board of Directors and in preference to dividends paid to common stockholders. In the event of liquidation, the holders of the Series A shares were entitled to receive $5.447 per share held plus declared and unpaid dividends. Each share of the Series A Preferred Stock was convertible into one share of common stock at the holder’s option. The holder had the option to redeem the Series A shares for $5.447 per share plus an increasing redemption premium based on the prime rate plus 1%. In December 2001, the Company paid the holder of the Series A shares a $1.7 million fee in consideration for the holder not redeeming the shares. The Series A shares were converted upon the initial public offering (IPO). The Company accounted for the difference between the carrying amount of the Series A shares and the redemption value by increasing the carrying amount for periodic accretion, so that the carrying amount equaled the redemption value, including amounts accrued under the redemption premium, at the conversion date.

      Also as part of the reincorporation, the 400,000 other LLC membership units were canceled and exchanged for 2,202,800 shares of common stock. 550,700 shares of common stock were issued to a stockholder of which 275,350 shares were held in escrow subject to certain milestones being reached by the Company related to the originally contributed intellectual property of that stockholder. These shares were subsequently returned to the Company during 2000. See note 4(c).

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     (b) Convertible Preferred Stock and 6% Convertible Promissory Notes

      In September 1998, the Company sold 897,489 shares of Series B Preferred Stock at $2.33 per share resulting in proceeds, net of offering costs, of $2,088,330.

      During 1999, the Company sold 3,350,600 shares of Series C Preferred Stock at $2.50 per share resulting in proceeds, net of offering costs, of $7,647,122. In conjunction with the sale, the Company issued fully vested warrants to purchase 234,542 shares of Series C Preferred Stock to third parties for services performed related to the sale of the Series C shares. The warrants are exercisable at $2.50 per share and will expire upon the earlier of October 31, 2008 or a change of control of the Company. The fair value of the warrants was $394,031 on the date of grant determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 6.55%, volatility of 50%, and an expected life of 9 years. The value of the warrants was recorded as a reduction in the proceeds from the sale of the Series C shares.

      The Company closed a private placement offering of $5,064,100, 6% convertible promissory notes (Notes) and warrants in May 2000 resulting in proceeds, net of financing costs, of $4,744,301. The Notes, including accrued interest, were required to be converted into shares of Series D Preferred Stock no later than January 1, 2001. The purchasers of the Notes also received fully vested warrants to purchase 1,064,895 shares of Series D Preferred Stock. The warrants had an exercise price of $5.00 per share and the unexercised warrants expired upon the IPO. The fair value of the warrants was $4,038,525 on the date of grant determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 6.23%, volatility of 96%, and an expected life of 5 years. The value of the warrants is included in interest expense in 2000.

      The Company recorded $1,025,575 as additional paid-in capital in 2000 for the beneficial conversion feature on the Notes. In accordance with the Emerging Issues Task Force Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (EITF 98-5), the beneficial conversion feature was limited to the proceeds allocated to the Notes after the initial allocation of the total proceeds to the warrants and Notes, and was charged to interest expenses over the term of the Notes.

      The Notes, plus accrued interest of $260,378, were converted at $5.00 per share into 1,064,895 shares of Series D Preferred Stock in December 2000. In the fourth quarter of 2000, the Company sold an additional 467,460 shares of the Series D Preferred Stock at $5.00 per share resulting in proceeds, net of offering costs, of $2,146,301. In conjunction with the sale, the Company issued 96,890 fully vested warrants to purchase shares of Series D Preferred Stock to third parties for services performed related to the sale of the Series D shares. The warrants are exercisable at $5.00 per share and will expire upon the earlier of April 30, 2010 or a change in control of the Company. The fair value of the warrants was $368,182 on the date of grant determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 6.59%, volatility of 96%, and an expected life of 5 years. The value of the warrants was recorded as a reduction in the proceeds from the sale of the Series D shares.

      During 2001, the Company sold an additional 2,603,468 shares of Series D preferred stock at $5.00 per share resulting in proceeds, net of offering costs, of $12,549,850. In conjunction with the sale, the Company issued 227,093 fully vested warrants to purchase shares of Series D Preferred Stock to third parties for services performed related to the sale. The warrants are exercisable at $5.00 per share and were to expire upon the earlier of (i) ten years from the issuance date, (ii) a change in control of the Company or (iii) an IPO. The fair value of the warrants was $1,062,135 on the date of grant determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 6.00%,

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

volatility of 108%, and an expected life of 10 years. The value of the warrants was recorded as a reduction in the proceeds from the sale of the Series D shares. Of the Series D preferred shares issued during 2001, 2,209,568 shares were issued with a conversion price which was less than the fair value of the common stock into which the Series D preferred stock is convertible. This beneficial conversion feature aggregated $4,273,566 and was charged as an increase to the net loss applicable to common stockholders immediately upon issuance of the related Series D preferred shares since the Series D shares were immediately convertible at the option of the stockholder. In August 2001, with respect to the Series D preferred stock warrants issued to third parties for services performed related to the sale of Series D preferred shares, the Company eliminated the provision that the warrants would expire upon completion of an IPO as both the holders and the Company agreed that the original intent of the agreement was to not include this provision. This change resulted in no expense to the Company.

      Each share of Series B Preferred Stock converted into approximately 1.93785 shares of the Company’s common stock upon completion of the IPO. Each share of Series C and D Preferred Stock converted into one share of the Company’s common stock upon completion of the IPO.

     (c) Initial Public Offering

      In December 2001, the Company completed an initial public offering (IPO) of 4,000,000 shares of its common stock at a price per share of $5.00 resulting in proceeds to the Company, net of offering costs, of $17,155,432. In conjunction with the IPO, all of the outstanding shares of preferred stock were converted into an aggregate of 9,776,322 shares of common stock. Additionally, 1,154,850 warrants were exercised and 1,085,367 warrants expired unexercised.

(d)	Stock Purchase Warrants

      In connection with the founding of the Company, Northwest Hospital and Pacific Northwest Cancer Foundation, each received an option to purchase supplemental LLC membership interests in the Company. These options were exchanged in September 1998 for fully vested warrants to purchase an aggregate of 1,101,402 shares of the Company’s common stock (each party received 550,701 warrants). The foundation subsequently assigned its rights to the warrants to Northwest Hospital. These warrants had an exercise price of $0.18 per share and were exercised in conjunction with the IPO.

      In September 2000, the Company issued 23,920 fully vested warrants to purchase shares of Series C Preferred Stock to the owner of the building in which it leases space in conjunction with signing a ten year lease. The warrants had an exercise price of $2.50 per share and were exercised in conjunction with the IPO. The fair value of the warrants of $43,130, which is being amortized over the term of the lease, was determined on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 5.92%, volatility of 96%, and an expected life of 4.3 years.

      A summary of stock purchase warrants outstanding at December 31, 2001 is as follows:

		Weighted-
	Number	Average
Type of Warrant	Outstanding	Exercise Price

Common stock warrant	10,000	$5.50
Series C preferred stock warrants	234,542	2.50
Series D preferred stock warrants	323,983	5.00

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      All of the common and preferred stock warrants outstanding at December 31, 2001 are exercisable. The exercise of preferred stock warrants will result in the issuance of an equal number of shares of the Company’s common stock and no issuance of preferred stock.

(e)	Stock Option Plans

      The Company has a 1998 Stock Option Plan (1998 Plan) under which 413,026 shares of common stock have been reserved for stock option grants to employees, directors and consultants of the Company. As of December 31, 2000 and 2001, 43,342 and no shares, respectively, remained available for grant under the 1998 Plan. The Company also has a 1999 Executive Stock Option Plan (1999 Plan) under which 586,166 shares of common stock were reserved for issuance, none of which remained available for grant at December 31, 2000 and 2001.

      In June 2001, the Company adopted the 2001 Stock Option Plan (2001 Plan) and the 2001 Nonemployee Director Stock Incentive Plan (2001 Director Plan). Under the 2001 Plan, 1,800,000 shares of the Company’s common stock have been reserved for grant of stock options to employees and consultants. Additionally, on January 1 of each year commencing January 1, 2002, the number of shares reserved for grant under the 2001 Plan will increase by the lesser of (i) 15% of the aggregate number of shares available for grant under the 2001 Plan or (ii) 300,000 shares. Under the 2001 Director Plan, 200,000 shares of the Company’s common stock have been reserved for grant of stock options to nonemployee directors of the Company. As of December 31, 2001, 19,356 stock options have been granted under the 2001 Plan and no stock options have been granted under the 2001 Director Plan.

      The plans are administered by the Board of Directors, which determines the terms and conditions of the options granted, including exercise price, number of options granted and vesting period of such options.

      Options granted under the plans are generally priced at or above the estimated fair market value of the Company’s common stock on the date of grant and generally vest over four years. Compensation expense, if any, is charged over the period of service. All options, if not previously exercised or canceled, expire ten years from the date of grant, or the expiration date specified in the individual option agreement, if earlier.

      During the year ended December 31, 2001, the Company granted options to purchase an aggregate of 221,900 shares of common stock to various employees with exercise prices which were less than the fair value of the underlying common stock on the date of grant resulting in deferred compensation of $1,329,897.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of stock option activity is as follows:

	Options outstanding

		Weighted-
	Number	Average
	of Shares	Exercise Price

Balance at December 31, 1997	—	$—
Granted	182,147	0.80

Balance at December 31, 1998	182,147	0.80
Granted	681,766	0.85
Forfeited	(18,600)	0.56

Balance at December 31, 1999	845,313	0.84
Granted	114,336	1.09
Exercised	(2,000)	0.50
Forfeited	(3,800)	0.70

Balance at December 31, 2000	953,849	0.86
Granted	233,400	1.31
Exercised	(3,132)	0.76
Forfeited	(12,101)	0.87

Balance at December 31, 2001	1,172,016	$0.95

      Total exercisable options to purchase common shares and their weighted average exercise prices per share at December 31, 1999, 2000 and 2001 were 115,800, 187,972 and 524,729 shares, and $0.80, $0.80 and $0.83, respectively. Additional information regarding stock options outstanding and exercisable at December 31, 2001 is as follows:

	Options Outstanding			Options Exercisable

		Weighted-
		Average
Range of		Remaining	Weighted-		Weighted-
Exercise	Number	Contractual Life	Average	Number	Average
Prices	Outstanding	(Years)	Exercise Price	Exercisable	Exercise Price

$0.50	50,700	7.8	$0.50	45,278	$0.50
0.85–0.91	819,880	8.0	0.86	473,706	0.86
1.25	297,436	8.7	1.25	5,745	1.25
5.00	4,000	9.9	5.00	—	—

$0.50–5.00	1,172,016	8.2	$0.95	524,729	$0.83

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Had the Company recognized the compensation cost of employee stock options based on the fair value of the options on the date of grant as prescribed by SFAS No. 123, the pro forma net loss applicable to common stockholders and related loss per share would have been adjusted to the pro forma amounts indicated below:

	1999	2000	2001

Net loss applicable to common stockholders, as reported	$(5,963,341)	$(13,209,585)	$(17,292,425)
Net loss applicable to common stockholders, pro forma	(6,020,172)	(13,271,666)	(17,342,490)
Basic and diluted net loss per share applicable to common stockholders, as reported	(2.71)	(6.35)	(6.57)
Basic and diluted net loss per share applicable to common stockholders, pro forma	(2.73)	(6.38)	(6.59)

      The per share weighted average fair value of stock options granted during the years ended December 31, 1999, 2000 and 2001 was $0.23, $0.24 and $5.96, respectively, on the date of grant using the minimum-value method for grants prior to August 13, 2001 and an option valuation method that considers expected volatility for grants thereafter with the following assumptions:

	1999	2000	2001

Risk-free interest rate	6.55%	4.99%	3.42%
Expected life	5 years	5 years	5 years
Expected volatility	0%	0%	0% or 102%
Dividend yield	0%	0%	0%

  (f) Loss Per Share

      The following table presents the reconciliation of the Company’s reported net loss to net loss applicable to common stockholders used for basic and diluted net loss per share:

	Years Ended December 31

	1999	2000	2001

Net loss	$(5,609,379)	$(12,779,221)	$(10,939,764)
Accretion of Series A preferred stock mandatory redemption obligation	(353,962)	(430,364)	(379,095)
Series A preferred stock redemption fee	—	—	(1,700,000)
Beneficial conversion feature of Series D preferred stock	—	—	(4,273,566)

Net loss applicable to common stockholders	(5,963,341)	(13,209,585)	(17,292,425)
Weighted average common shares outstanding during the period used to compute basic and diluted net loss per share	2,202,800	2,080,405	2,631,136

Basic and diluted net loss per share	$(2.71)	$(6.35)	$(6.57)

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following common stock equivalents on an as-converted basis were excluded from the calculation of diluted net loss per share as the effect would be antidilutive:

	Years Ended December 31

	1999	2000	2001

Common stock options	845,813	953,849	1,172,016
Common stock warrants	1,101,402	1,111,402	10,000
Convertible preferred stock	5,640,498	7,172,853	—
Convertible preferred stock warrants	234,542	1,420,247	558,525

  (f) Employee Stock Purchase Plan

      In June 2001, the Company adopted an employee stock purchase plan which became effective upon consummation of the IPO and reserved 500,000 shares of common stock for issuance under this plan. Under this plan, employees may purchase up to 1,000 shares of the Company’s common stock during each six-month offering period commencing on April 1 and October 1 of each year. The purchase price of the common stock is equal to the lower of 85% of the market price on the first and last day of each offering period. As of December 31, 2001, no shares have been issued under the plan.

(4) Related Party Transactions

  (a) Transactions With Northwest Hospital (Hospital)

      The Company had a $2,900,000 line of credit through the Hospital, a stockholder, of which $2,834,262 was outstanding at December 31, 1999 and 2000. Borrowings bore interest at the prime rate plus 1% (9.5% at December 31, 2000), became due upon the earlier of (i) June 30, 2001, (ii) consummation of an IPO or (iii) consummation of a significant merger or substantial sale of the Company’s assets, and were secured by substantially all the assets of the Company, subordinated to the note payable to stockholder discussed in note 4(d). In 2001, the Hospital agreed to extend the line of credit through the earlier of June 30, 2002 or completion of the IPO. Interest expense related to the line of credit was $241,764, $289,116, and $211,107 for the years ended December 31, 1999, 2000 and 2001.

      Through 1999, the Company subleased office and laboratory space from the Hospital. Rent expense totaled $49,059 for 1999. Also, the Company shares certain employees with the Hospital. The Company received reimbursement for shared employees totaling $41,450 and $41,672 in 1999 and 2000, respectively, and paid expenses for shared employees totaling $53,079 in 1999. In 2000, the Hospital began subleasing office and laboratory space from the Company for which the Company received $146,597, and $247,216 in 2000 and 2001, respectively.

      The Hospital owned all of the Company’s outstanding Series A preferred stock. In August 2001, the Company entered into an agreement whereby the Hospital agreed to not require redemption but allow for conversion of all of the outstanding Series A preferred stock in exchange for a $1.7 million fee. Such fee is considered to be a deemed dividend and accordingly increases the net loss applicable to common stockholders. Upon completion of the IPO, the Company paid the $1.7 million fee to the Hospital. Just prior to the IPO, the Company fully repaid the outstanding balance of the line of credit, including accrued unpaid interest and the line of credit with the Hospital expired.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  (b) Transactions Involving Pacific Northwest Cancer Foundation

      In July 1996, the Pacific Northwest Cancer Foundation, then a Company member, entered into an agreement with Hybritech, a wholly owned subsidiary of Beckman Instruments, Inc., in which Hybritech licensed from the foundation the patent rights for the diagnostic in-vitro use of PSMA. As part of this agreement, the Pacific Northwest Cancer Foundation, was to receive research funding of $1,350,000, in three equal annual installments through April 1, 1999. The foundation then entered into another agreement in 1996 with the Company in which 75% of the research funding and all future royalties on sales received from Hybritech would be transferred to the Company in exchange for the Company performing certain research services. In 1999, the Company recognized revenue of $84,375 based on the research activities performed by the Company under the agreement.

     (c) Agreement With Prostagen, Inc.

      In July 1998, the Company acquired exclusive rights from Prostagen to manufacture and sell the PSMA protein in the Company’s dendritic cell-based immunotherapy for prostate cancer, subject to contingent future milestone payments of $2,900,000.

      In connection with the Prostagen agreement, the Company issued 550,700 shares of the Company’s common stock to a director of the Company who was also an affiliate of Prostagen with a controlling interest in Prostagen. The Company also paid the director $100,000 in connection with the Prostagen agreement. This director was also a senior partner in a law firm that provided legal services to the Company. During 1999, the Company paid approximately $157,000 to this law firm for services. In 1999, the director tendered his resignation from the Company.

      In June 1999, Cytogen Corporation (Cytogen) acquired all of the outstanding capital stock of Prostagen.

      In August 2000, the Company, Northwest Clinicals, a limited liability Company owned jointly by the Company and Cytogen, and Cytogen entered into a Release and Settlement Agreement which effectively terminated the agreement between the Company and Prostagen, including the $2.9 million of milestone payments that were to be paid to Prostagen. In addition, this agreement dissolved Northwest Clinicals with all of its assets going to the Company. The terms of the agreement also provided the release and return to the Company of 275,350 shares of common stock held in escrow for the above former director of the Company.

      Under the terms of a separate sublicense agreement, the Company obtained the right to make, use and sublicense PSMA. The sublicense agreement terms include milestone payments, which require the Company to pay Cytogen $250,000 upon regulatory approval to market DCVax-Prostate, and another $750,000 in quarterly installments each equal to 2% of net sales of DCVax-Prostate for such quarter with any remaining balance due two years from the first payment date. In addition, the Company is to pay a 5% royalty to Cytogen on future net sales of products that include PSMA and agreed to make minimum annual payments of $10,000 to Cytogen until the commencement of a Phase III clinical trial involving PSMA, which recently commenced.

     (d) Note Payable To Stockholder

      In July 2000, the Company obtained $1.65 million in financing in the form of a promissory note from Holmes Harbor Company, Inc., a stockholder of the Company. The note was secured by substantially all assets of the Company and bore interest at 13% with interest only payments until due on July 11, 2001.

      As an inducement to obtain the note, the Company issued fully vested warrants to purchase 10,000 shares of the Company’s common stock to the stockholder. The warrants are exercisable at $5.50 per share and expire upon the earlier of July 10, 2010 or a change in control of the Company. The fair value of the warrants

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

was $3,238 on the date of grant determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 6.09%, volatility of 96%, and an expected life of 10 years. The fair value of the warrants was recorded as a discount on the note and is being amortized to interest expense over the term of the note.

      The note was restructured in April 2001. Under the terms of the restructured note agreement, the Company repaid $825,000 plus accrued and unpaid interest. In addition, in settlement of the remaining balance due, the Company issued a convertible promissory note in the amount of $825,000 and a ten-year warrant to purchase up to 50,000 shares of the Company’s Series D preferred stock at an exercise price of $5.00 per share. The note was secured by substantially all of the assets of the Company, except for certain intellectual property, and accrued interest at a rate of 13% per annum with quarterly principal and interest payments due beginning on September 30, 2001. The fair value of the warrant was $224,935 on the date of grant determined using the Black-Scholes option pricing model and the probability that the warrant will vest. The following assumptions were used in the Black-Scholes calculation: expected dividend yield of 0%, risk free interest rate of 6.00%, volatility of 108%, and an expected life equal to the contractual term of 10 years. The fair value of the warrant was accounted for as a discount on the note and is being recognized as interest expense over the stated term of the note. Additionally, the Company recorded $455,935 as additional paid-in capital for the beneficial conversion feature on the note. The beneficial conversion amount was also accounted for as a discount on the note and is charged to interest expense over the term of the note.

      Upon completion of the IPO, the Company fully repaid the outstanding balance of the note, including accrued unpaid interest, and the Series D preferred stock warrant expired unexercised.

      Interest expense on the note was approximately $102,000 and $141,642 for the years ended December 31, 2000 and 2001, respectively.

(5) Income Taxes

      There was no income tax benefit attributable to net losses for 1999, 2000 and 2001. The difference between taxes computed by applying the U.S. federal corporate tax rate of 34% and the actual income tax provision in 1999, 2000 and 2001 is primarily the result of establishing a valuation allowance on the Company’s deferred tax assets.

      The tax effects of temporary differences and tax loss and credit carryforwards that give rise to significant portions of deferred tax assets at December 31 are comprised of the following:

	2000	2001

Net operating loss carryforwards	$5,576,190	$8,893,353
Research and development credit carryforwards	484,146	595,466
Depreciation and amortization	677,338	457,804
Stock compensation	—	121,946
Other	27,123	156,459

Gross deferred tax assets	6,764,797	10,225,028
Less valuation allowance	(6,764,797)	(10,225,028)

Net deferred tax assets	$—	$—

      The increase in the valuation allowance for deferred tax assets for 1999, 2000 and 2001 of $940,445, $2,773,870 and $3,460,231, respectively, was due primarily to the inability to utilize net operating losses and research and development credits.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At December 31, 2001, the Company had net operating loss carryforwards of approximately $26,150,000 and unused research and development tax credits of approximately $595,000 available to offset future taxable income and income taxes, respectively, expiring through 2019. The Company’s ability to utilize net operating loss and credit carryforwards is limited pursuant to the Internal Revenue Code, due to cumulative changes in stock ownership in excess of 50%.

(6) Scientific Collaboration Arrangements

      In April 2001, the Company entered into a collaboration agreement with Medarex, Inc. (Medarex) to jointly research, develop and commercialize HuRx™ therapeutic human monoclonal antibodies for certain cancer targets. Under the agreement, certain development costs will be incurred solely by each party as specified in the agreement and certain costs will be shared equally by each party. Either party has the right to elect not to participate in the joint development of antibodies to a given antigen target and receive instead certain milestone and royalty payments on net sales from the continuing party. The agreement terminates upon the later of one year after completion of the research activities thereunder, or the date on which neither party is exploiting any products developed thereunder. The agreement is also subject to termination if either party enters bankruptcy or breaches its material obligations thereunder. In conjunction with the collaboration agreement, Medarex purchased 800,000 shares of the Company’s Series D preferred stock at $5.00 per share.

      The Company has also entered into other collaborative arrangements under which it may be obligated to pay royalties or milestone payments if product development is successful. It is not anticipated that the aggregate amount of any royalty or milestone obligations under these other arrangements will be material to the Company’s operations.

(7) Commitments And Contingencies

     (a) Lease Obligations

      The Company leases its facilities and certain equipment. Commitments for minimum rentals under noncancelable leases in effect as of December 31, 2001 are as follows net of sublease income of $85,082 in 2002:

	Capital Leases	Operating Leases

2002	87,659	$1,038,846
2003	75,501	1,162,848
2004	40,136	1,203,132
2005	23,826	1,244,832
2006	3,138	1,277,116
Thereafter	—	5,067,678

Total minimum lease payments	230,260	$10,994,452

Less amount representing interest	41,584

Present value of minimum lease payments	188,676
Less current portion	65,464

	$123,212

      Included in property and equipment are assets under capital leases totaling $250,292 and $299,448 and related accumulated amortization totaling $21,365 and $64,936 at December 31, 2000 and 2001, respectively.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Rent expense was $73,042, $505,177 and $798,113 in 1999, 2000 and 2001, respectively, net of sublease income of $146,897 and $247,216 in 2000 and 2001, respectively.

     (b) Legal Matters

      The Company is involved from time to time in claims, proceedings and litigation arising in the normal course of business. The Company does not believe that any present claims, proceedings or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position or results of operations.

(8) Operations and Financing

      The Company believes that its current cash balances will be sufficient to meet its operating cash requirements and to fund budgeted capital expenditures beyond 2002. The Company’s actual cash needs will depend on many unpredictable factors, including the timeframe for successful development of an effective product, if ever, and the commercialization of such product, all of which includes the regulatory approval process. The regulatory approval process is uncertain, includes extensive preclinical testing and clinical trials of each product in order to establish its safety and effectiveness, can take many years and requires the expenditure of substantial resources. As a result of these factors, the Company cannot accurately predict the amount or timing of future cash needs.

      The Company will need to raise substantial additional funds to conduct the research and development activities, preclinical studies and clinical trials necessary to bring its product candidates to market. The Company intends to seek additional funding through public or private equity financings, strategic alliances with corporate collaborators or other sources. However, there is no assurance that such efforts will be successful and that adequate funds will be available to the Company. If unsuccessful, the Company has the ability to scale down its operations and expenditures and delay development efforts related to its core products and technology as necessary.

(9) Quarterly Financial Information (unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2000	2000	2000	2000

Total revenues	$61,170	$55,084	$25,478	$14,230
Net loss applicable to common stockholders	$(1,478,624)	$(3,244,687)	$(3,874,929)	$(4,611,345)
Net loss per share applicable to common stockholders — basic and diluted	$(0.67)	$(1.47)	$(1.95)	$(2.38)
Weighted average shares used in computing basic and diluted loss per share	2,202,800	2,202,800	1,988,500	1,934,450

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2001	2001	2001	2001

Total revenues	$44,061	$16,345	$13,607	$55,433
Net loss applicable to common stockholders	$(2,271,385)	$(7,152,099)	$(2,655,602)	$(5,213,339)
Net loss per share applicable to common stockholders — basic and diluted	$(1.17)	$(3.70)	$(1.37)	$(1.11)
Weighted average shares used in computing basic and diluted loss per share	1,934,450	1,935,085	1,936,625	4,696,603

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Exhibit Index

Exhibit
Number	Description

3.1	Fifth Amended and Restated Certificate of Incorporation.(3.1)(1)
3.2	Bylaws of the Registrant.(3.2)(1)
4.1	Specimen Common Stock Certificate.(4.1)(1)
10.1	PSMA Sublicense Agreement dated as of August 28, 2000 by and between the Registrant and Cytogen Corporation.(10.1)(1)
10.2	Collaboration Agreement dated as of April 24, 2001 by and between the Registrant and Medarex, Inc.(10.2)(1)
10.3	Development Agreement dated July 30, 1997 between the Registrant and Medarex, Inc.(10.3)(1)
10.4	Employment Agreement dated February 2, 2001 between the Registrant and Daniel O. Wilds.(10.4)(1)
10.5	Employment Agreement dated February 2, 2001 between the Registrant and Alton L. Boynton.(10.5)(1)
10.6	Office Lease dated October 22, 1999 between the Registrant and Nexus Canyon Park LLC.(10.6)(1)
10.7	Subordination, Nondisturbance and Attornment Agreement dated November 10, 1999 between the Registrant, Nexus Canyon Park LLC and Bank of America, N.A.(10.7)(1)
10.8	Sublease Agreement dated as of September 1, 2000, between the Registrant and Northwest Hospital Department of Molecular Medicine.(10.8)(1)
10.9	Loan Agreement dated April 24, 2001 between the Registrant and Holmes Harbor Company, Inc.(10.9)(1)
10.10	Master Note for Line of Credit dated July 1, 1997 between the Registrant and Northwest Hospital.(10.10)(1)
10.11	Amendment to Master Note for Line of Credit dated February 1, 2000 between the Registrant and Northwest Hospital.(10.11)(1)
10.12	Second Amendment to Master Note for Line of Credit dated February 1, 2000 between the Registrant and Northwest Hospital.(10.12)(1)
10.13	Clinical Trial Agreement dated January 7, 2000 between the Registrant and the Regents of the University of California.(10.13)(1)
10.14	Clinical Trial Agreement dated December 16, 1999 between the Registrant and the University of Texas, M.D. Anderson Cancer Center.(10.14)(1)
10.15	1998 Stock Option Plan.(10.15)(1)
10.16	1999 Executive Stock Option Plan.(10.16)(1)
10.17	2001 Stock Option Plan.(10.17)(1)
10.18	2001 Nonemployee Director Stock Incentive Plan.(10.18)(1)
10.19	Employee Stock Purchase Plan.(10.19)(1)
10.20	Amended and Restated Investors’ Rights Agreement dated March 1999.(10.20)(1)
10.21	Series D Investors’ Rights Agreement dated October 2000.(10.21)(1)
10.22	Clinical Trial Agreement dated August 22, 2001 between the Registrant and the Regents of the University of California.(10.22)(1)
10.23	Agreement dated April 4, 2001 by and between the Registrant and the Regents of the University of California.(10.23)(1)
10.24	Master Laboratory Services Agreement dated November 21, 2001 by and between the Registrant and Quintiles Laboratories Limited.(10.24)(1)
23.1	Consent of KPMG LLP, Independent Auditors.*

*	Filed herewith.

(1)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-67350).

(b) Reports on Form 8-K

      No reports on Form 8-K were filed in the fourth quarter of 2001.

(c) Exhibits

      See exhibits listed under Item 14(a)(3).

(d) Financial Statement Schedules

      The financial statement schedules required by this item are listed under Item 14(a)(2).

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bothell, State of Washington, on April 1, 2002.

NORTHWEST BIOTHERAPEUTICS, INC.

By:	/s/ DANIEL O. WILDS

Daniel O. Wilds

Its:	Chairman of the Board, President and

Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DANIEL O. WILDS Daniel O. Wilds	Chairman of the Board of Directors, President, Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2002

/s/ JIM D. JOHNSTON Jim D. Johnston	Chief Financial Officer, Executive Vice President, Chief General Counsel and Assistant Secretary (Principal Financial and Accounting Officer)	April 1, 2002

/s/ ALTON L. BOYNTON, PH.D. Alton L. Boynton, Ph.D.	Director	April 1, 2002

/s/ RANDALL L-W. CAUDILL, PH.D. Randall L-W. Caudill, Ph.D.	Director	April 1, 2002

/s/ GEORGE P. HUTCHINSON George P. Hutchinson	Director	April 1, 2002

/s/ HAAKON RAGDE, M.D. Haakon Ragde, M.D.	Director	April 1, 2002

/s/ C. WILLIAM SCHNEIDER C. William Schneider	Director	April 1, 2002