Form 10-Q
period 2001-03-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2002-05-14
CIK 1072379

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-26825

NORTHWEST BIOTHERAPEUTICS, INC.

(Exact Name Of Registrant As Specified In Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	94-3306718 (I.R.S. Employer Identification No.)

21720 - 23rd DRIVE SE, SUITE 100, BOTHELL, WA 98021
(Address Of Principal Executive Offices, Including Zip Code)

(425) 608-3000
(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     As of April 30, 2002, the registrant had outstanding 16,986,814 shares of common stock, $0.001 par value.

NORTHWEST BIOTHERAPEUTICS, INC.

Page

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

Condensed Consolidated Balance Sheets (unaudited) as of March 31, 2002 and December 31, 2001

Condensed Consolidated Statements Of Operations (unaudited) for the three-month periods ended March 31, 2002 and 2001 and the period from March 18, 1996 (inception) to March 31, 2002

Condensed Consolidated Statements Of Cash Flows (unaudited) for the three-month periods ended March 31, 2002 and 2001 and the period from March 18, 1996 (inception) to March 31, 2002

Notes To Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

PART II — OTHER INFORMATION

Item 2.	Changes In Securities And Use Of Proceeds

Item 6.	Exhibits And Reports On Form 8-K

SIGNATURES

INDEX TO EXHIBITS

PART I— FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
AND SUBSIDIARY

Condensed Consolidated Balance Sheets

(unaudited)

	MARCH 31,	DECEMBER 31,
	2002	2001

Assets

Current assets:
Cash and cash equivalents	$11,250,054	$14,966,126
Accounts receivable	11,080	50,125
Accounts receivable from affiliates	4,669	42,183
Stock subscription receivable	—	207,440
Prepaid expenses and other current assets	447,858	421,400

Total current assets	11,713,661	15,687,274

Property and equipment:
Leasehold improvements	1,820,403	1,742,453
Laboratory equipment	1,497,759	1,480,575
Office furniture and other equipment	479,355	433,554

	3,797,517	3,656,582
Less accumulated depreciation and amortization	1,014,147	871,561

Property and equipment, net	2,783,370	2,785,021
Restricted cash	1,107,624	1,003,968

Total assets	$15,604,655	$19,476,263

Liabilities And Stockholders’ Equity

Current liabilities:
Current portion of capital lease obligations	$65,562	$65,464
Accounts payable	502,376	1,341,484
Accrued expenses	665,193	778,612

Total current liabilities	1,233,131	2,185,560
Long-term liabilities:
Capital lease obligations, net of current portion	107,294	123,212
Deferred rent	269,470	232,791

Total liabilities	1,609,895	2,541,563

Stockholders’ equity:
Common stock, $0.001 par value; 30,000,000 shares authorized and 16,986,814 and 16,868,754 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	16,880	16,869
Additional paid-in capital	64,146,881	63,622,215
Deferred compensation	(1,353,470)	(1,016,380)
Deficit accumulated during the development stage	(48,815,531)	(45,688,004)

Total stockholders’ equity	13,994,760	16,934,700

Total liabilities and stockholders’ equity	$15,604,655	$19,476,263

See accompanying notes to condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
AND SUBSIDIARY

Condensed Consolidated Statements Of Operations

(unaudited)

	Three Months Ended		Period from March
	March 31,		18, 1996
			(inception) to
	2002	2001	March 31, 2002

Revenues:
Research material sales	$3,089	$44,061	$330,059
Contract research and development from related parties	—	—	1,127,638
Research grants and other	—	—	132,090

Total revenues	3,089	44,061	1,589,787

Operating expenses:
Cost of research material sales	2,700	26,875	247,100
Research and development	1,352,481	984,987	17,746,581
General and administrative	1,687,340	961,788	16,009,051
Depreciation and amortization	142,586	112,779	1,413,054

Total operating expenses	3,185,107	2,086,429	35,415,786

Loss from operations	(3,182,018)	(2,042,368)	(33,825,999)

Other income (expense):
Interest expense	(11,905)	(136,268)	(7,756,449)
Interest income	66,396	16,770	614,780

Net loss	(3,127,527)	(2,161,866)	(40,967,668)
Accretion of Series A preferred stock mandatory redemption obligation	—	(109,519)	(1,872,094)
Series A preferred stock redemption fee	—	—	(1,700,000)
Beneficial conversion feature of Series D preferred stock	—	—	(4,273,566)

Net loss applicable to common stockholders	$(3,127,527)	$(2,271,385)	$(48,813,328)

Net loss per share applicable to common stockholders — basic and diluted	$(0.19)	$(1.17)

Weighted average shares used in computing basic and diluted loss per share	16,879,349	1,934,450

See accompanying notes to condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
AND SUBSIDIARY

Condensed Consolidated Statements Of Cash Flows

(unaudited)

	Three Months Ended		Period from
	March 31,		March 18, 1996
			(inception) to
	2002	2001	March 31, 2002

Cash flows from operating activities:
Net loss	$(3,127,527)	$(2,161,866)	$(40,967,668)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	142,586	112,779	1,413,054
Amortization of deferred financing costs	—	—	319,799
Amortization of debt discount	—	—	5,748,823
Accrued interest converted to preferred stock	—	—	260,378
Stock-based compensation costs	179,316	34,349	537,982
Loss on retirement of equipment	—	—	86,325
Changes in operating assets and liabilities:
Accounts receivable	76,559	21,626	(15,749)
Prepaid expenses and other current assets	(26,458)	(61,083)	(401,093)
Accounts payable and accrued expenses	(952,527)	162,671	1,167,569
Accounts payable to Northwest Hospital	—	(281,661)	—
Deferred rent	36,679	45,971	269,470

Net cash used by operating activities	(3,671,872)	(2,127,214)	(31,581,110)

Cash flows from investing activities:
Purchases of property and equipment, net	(140,935)	(64,845)	(3,997,410)
Transfer of restricted cash	(103,656)	—	(1,107,624)

Net cash used in investing activities	(244,591)	(64,845)	(5,105,034)

Cash flows from financing activities:
Proceeds from issuance of note payable to stockholder	—	—	1,650,000
Repayment of note payable to stockholder	—	—	(1,650,000)
Proceeds from issuance of convertible promissory notes and warrants, net of issuance costs	—	—	5,064,100
Borrowings under line of credit with Northwest Hospital	—	—	2,834,262
Repayment of line of credit with Northwest Hospital	—	—	(2,834,262)
Payments on capital lease obligations	(15,820)	(11,950)	(112,483)
Proceeds from issuance of preferred stock, net	—	2,219,629	27,431,603
Proceeds from exercise of stock options and warrants	215,711	—	417,345
Proceeds from issuances of common stock, net	—	—	17,155,432
Series A preferred stock redemption fee	—	—	(1,700,000)
Deferred financing costs	—	—	319,799

Net cash provided by financing activities	194,891	2,207,679	47,936,198

Net increase (decrease) in cash and cash equivalents	(3,716,072)	15,620	11,250,054
Cash and cash equivalents at beginning of period	14,966,126	410,756	—

Cash and cash equivalents at end of period	$11,250,054	$426,376	$11,250,054

Supplemental disclosure of cash flow information — cash paid during the period for interest	$11,905	$136,215	$1,321,819

Supplemental schedule of noncash financing and investing activities:
Equipment acquired through capital leases	$—	$40,000	$285,339
Accretion of Series A preferred stock mandatory redemption obligation	—	119,116	1,872,094
Beneficial conversion feature of convertible promissory notes	—	—	1,025,575
Conversion of convertible promissory notes and accrued interest to Series D preferred stock	—	—	5,324,478
Issuance of Series C preferred stock warrants in connection with lease agreement	—	—	41,130
Issuance of common stock for license rights	$—	$—	$4,250

See accompanying notes to condensed consolidated financial statements.

Northwest Biotherapeutics, Inc.
(A Development Stage Company)
And Subsidiary

Notes To Condensed Consolidated Financial Statements

(unaudited)

1. Basis Of Presentation

     The accompanying unaudited condensed consolidated financial statements of Northwest Biotherapeutics, Inc. and subsidiary (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year of any future period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s 2001 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 1, 2002.

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

2. Net Loss Per Share Applicable to Common Stockholders

     Basic and diluted net loss per share applicable to common stockholders has been computed using the weighted-average number of shares of common stock outstanding during the period, less, for the three months ended March 31, 2002, 107,000 issued and outstanding restricted shares of common stock that are subject to repurchase. Options to purchase 1,513,306 shares of common stock and warrants to purchase 568,525 shares of common and preferred stock were excluded from the calculation of diluted net loss per share for the three months ended March 31, 2002 as such securities were antidilutive. Options to purchase 961,049 shares of common stock and warrants to purchase 2,531,649 shares of common and preferred stock were excluded from the calculation of diluted net loss per share for the three months ended March 31, 2001 as such securities were antidilutive.

3. Stockholder Rights Agreement

     On March 6, 2002, the Company adopted a Stockholder Rights Agreement, under which each common stockholder of record at the close of business on March 4, 2002 will receive a dividend of one right per share of common stock held. Each right entitles the holder to purchase one share of common stock from the Company at a price equal to $19.25 per share, subject to certain antidilution provisions. The rights become exercisable only in the event that a third party acquires beneficial ownership of, or announces a tender or exchange offer for, at least 15% of the then outstanding shares of the Company’s common stock and such acquisition or offer is determined by the Board of Directors to not be in the best interests of the stockholders. If the acquisition or offer were determined by the Board of Directors to be in the best interests of the stockholders, the rights may be redeemed by the Company for $0.0001 per right. The rights will expire on February 25, 2012, unless earlier redeemed, exchanged or terminated in accordance with the rights agreement.

4. Operations and Financing

     The Company believes that its current cash balances will be sufficient to meet its operating cash requirements and to fund budgeted capital expenditures through the first quarter of 2003. The Company’s actual cash needs will depend on many unpredictable factors, including the timeframe for the successful development of an effective product, if ever, and the commercialization of such product, both of which include the regulatory approval process. The regulatory approval process is uncertain, includes extensive preclinical testing and clinical trials of each product in order to establish its safety and effectiveness, can take many years and requires the expenditure of substantial resources. As a result of these factors, the Company cannot accurately predict the amount or timing of future cash needs.

     The Company will need to raise substantial additional funds to conduct the research and development activities, preclinical studies and clinical trials necessary to bring its product candidates to market. The Company intends to seek additional funding through public or private equity financings, strategic alliances with corporate collaborators or other sources. However, there is no assurance that such efforts will be successful and that adequate funds will be available to the Company. If unsuccessful, the Company has the ability to scale down its operations and expenditures and delay development efforts related to its core product candidates which may prolong the Company’s existence.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

FORWARD LOOKING INFORMATION

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those statements included with this report. In addition to historical information, this report contains “forward-looking statements” that are within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words “believe,” “expect,” “intend,” “anticipate,” and similar expressions are used to identify forward-looking statements, but their absence does not mean that such statement is not forward-looking. Many factors could affect our actual results, including those factors described under “Factors That May Affect Results of Operations and Financial Condition” at the end of this Item 2. These factors, among others, could cause results to differ materially from those presently anticipated by us. Readers are cautioned not to place undue reliance on these forward-looking statements.

Overview

     We are a biotechnology company focused on discovering, developing and commercializing innovative immunotherapy products that safely generate and enhance effective immune responses to treat cancer. Since formation in 1996, our activities have primarily been devoted to research and development of our dendritic cell-based immunotherapy platform and our monoclonal antibody-based cancer therapies. We have a limited history of operations. Since inception, we have incurred significant losses and, as of March 31, 2002, had a deficit accumulated during the development stage of approximately $48.8 million. We anticipate incurring additional losses, which will increase in the foreseeable future, as we progress through current and anticipated clinical trials and expand research and development activities.

     None of our primary product candidates have received regulatory approval for commercial sale and no such approval may be received unless we successfully complete clinical trials that demonstrate to the satisfaction of the U.S. Food and Drug Administration that our candidates are safe and effective for the uses we propose. To date, our revenues have primarily been derived from the manufacture and sale of research materials, contract research and development services and research grants from the federal government. Ultimately, we believe our revenue will consist mainly of pharmaceutical product sales, and licensing and royalties from marketing and distribution partnerships and technology transfers.

Results Of Operations

Three Months Ended March 31, 2002 and 2001

     Total Revenues. Revenues decreased 93% from $44,061 for the three months ended March 31, 2001 to $3,089 for the three months ended March 31, 2002. Our revenues from research material sales will fluctuate depending upon the timing of purchases by BioWhittaker, Inc., our sole customer.

     Cost of Research Material Sales. Cost of research material sales decreased 90% from $26,875 for the three months ended March 31, 2001 to $2,700 for the three months ended March 31, 2002. This decrease was due to the reduced sales activity.

     Research and Development Expense. Research and development expense increased 37% from $984,987 for the three months ended March 31, 2001 to $1,352,481 for the three months ended March 31, 2002. This increase was primarily due to increased costs associated with site initiation expenditures related to our Phase III clinical trials, and research and development expenditures relating to HuRx-Prostate. Additionally, we expanded our scientific and manufacturing team to 45 individuals as of March 31, 2002 from 33 as of March 31, 2001.

     General and Administrative Expense. General and administrative expense increased 75% from $961,788 for the three months ended March 31, 2001 to $1,687,067 for the year ended March 31, 2002. The increase in costs was primarily due to an increase in the number of employees, increased costs associated with our directors and officers liability insurance and other costs attributable to our becoming a public company, which occurred in December 2001.

     Depreciation and Amortization. Depreciation and amortization increased 27% from $112,779 for the three months ended March 31, 2001 to $142,856 for the three months ended March 31, 2002. This increase was primarily due to the our purchase of laboratory equipment during 2001 to support our expanding clinical activities.

     Total Other Income (Expense), Net. Other income (expense), net, consists primarily of interest expense and interest income. Interest expense decreased 91% from $136,268 for the three months ended March 31, 2001 to $11,905 for the three months ended March 31, 2002. This decrease was primarily due to the repayment and termination of our line of credit from Northwest Hospital which occurred in December 2001. Interest income increased from $16,770 for the three months ended March 31, 2001 compared to $66,396 for the three months ended March 31, 2002. This increase was due to the investment of the net proceeds from our initial public offering in December 2001.

Liquidity and Capital Resources

     From inception through March 31, 2002, we have financed our operations primarily through the public and private sale of securities, cash generated from the sale of biomedical research products, equipment leases and borrowings from stockholders. At March 31, 2002, we had cash and cash equivalents of $11.3 million compared to $15.0 million at December 31, 2001.

     We used $3.7 million in cash for operating activities during the three months ended March 31, 2002, compared to $2.1 million during the three months ended March 31, 2001. The change in cash used in operating activities from 2001 to 2002 was primarily due to an increased net loss resulting from expanded operations and the reduction of accounts payable. We used $244,861 in cash for investing activities during the three months ended March 31, 2002 compared to $64,845 during the three months ended March 31, 2001. The change in cash used in investing activities from 2001 to 2002 was primarily due to the reclassification of $103,655 of cash to restricted cash related to a required deposit on a corporate credit card and $141,205 in purchases of property and equipment. For the three months ended March 31, 2002, we obtained $194,891 in cash from financing activities compared to $2.2 million for the three months ended March 31, 2001. The primary reason for this difference was the $2.2 million of proceeds from the issuance of preferred stock during the first quarter of 2001.

     We expect to incur substantial costs as we continue to expand our clinical trials, research and pre-clinical development initiatives. We expect that our existing cash and cash equivalents will be sufficient to fund operations through the first quarter of 2003. However, if our capital resources are insufficient to meet our capital requirements and expenses, we would need to issue additional equity or debt securities or obtain credit arrangements. Additional financing may not be available on terms acceptable to us or at all. The issuance of additional equity or convertible debt securities could result in additional dilution to our stockholders. Our future capital needs will depend on many unpredictable factors including the size, duration and number of clinical trials, the progress associated with pre-clinical trials, the time frame for successful development of an effective product, if ever, and the commercialization of such product all of which includes the regulatory approval process. The regulatory process is uncertain, includes extensive pre-clinical testing and clinical trials of each product candidate in order to establish its safety and effectiveness, can take many years and requires the expenditure of substantial resources. Additional costs will be incurred for preparing, filing, maintaining and enforcing patent claims and other intellectual property rights, modifications in existing or the establishment of new strategic partnerships and licensing arrangements, and clinical trials manufacturing costs. As a result of these factors, we cannot predict accurately the amount or timing of future cash needs.

     We do not have committed external sources of funding and we may be unable to obtain additional funds on acceptable terms, if at all. If adequate funds are not available, we may be required to, among other things:

•	delay, reduce the scope of or eliminate one or more of our programs;

•	obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to technologies or product candidates that we would otherwise seek to develop ourselves;

•	license rights to technologies or product candidates on terms that are less favorable to us than might otherwise be available; or

•	dispose of assets and no assurance can be given as to what value will be realized upon their liquidation.

FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     This section briefly discusses certain risks that should be considered by stockholders and prospective investors in Northwest Biotherapeutics. You should carefully consider the risks described below, together with all other information included in this quarterly report on Form 10-Q and the information incorporated by reference. If any of the following risks actually occur, our business, financial condition or operating results could be harmed. In such case, the trading price of our common stock could decline.

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

We are in the early stage of development and have a history of net losses.

     We are a development stage company and have a limited operating history upon which an investor may evaluate our operations and future prospects. We have incurred net losses since inception, including net losses applicable to common stockholders of approximately $17.3 million for the year ended December 31, 2001 and approximately $3.1 million for the three months ended March 31, 2002. As of March 31, 2002, we had a deficit accumulated during the development stage of approximately $48.8 million. We expect to make substantial expenditures to further develop and commercialize our product candidates and expect that our rate of spending will accelerate as the result of the increased costs and expenses associated with clinical trials, regulatory approvals and commercialization of our product candidates.

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

     We have experienced significant growth in the number of our employees and the scope of our operations. As of March 31, 2002, we had 60 employees, and as of March 31, 2001, we had 45 employees. We expect our number of employees to continue to increase for the foreseeable future. In addition, we have substantially increased the scale of our operations in the last year and expect to continue doing so for the foreseeable future. Our overall growth and need to develop many different areas of our business have placed, and may continue to place, a strain on our management and operations. If we obtain regulatory approval to market DCVax-Prostate, we may be required to establish processing facilities in diverse geographic regions to keep pace with the introduction of the product. This growth would place additional stress on our resources. If we are unable to manage our growth effectively, our business will be harmed. The management of our growth will depend, among other things, upon our ability to improve our operational, financial and management controls, reporting systems and procedures. In addition, upon the approval of any of our other DCVax product candidates for commercial sale, we will need to invest significant resources in additional processing facilities to produce sufficient quantities of these products. This will result in additional burdens on our existing systems and resources.

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

     With the exception of Mr. Wilds and Dr. Boynton we do not have any key person life insurance on individuals. Our future success will also depend in part on the continued service of our key scientific and management personnel and our ability to identify, hire and retain additional personnel. We experience intense competition for qualified personnel. We may be unable to attract and retain the personnel necessary for the development of our business. Moreover, our work force is located in the Seattle, Washington area, where demand for personnel with the scientific and technical skills we seek is extremely high and is likely to remain high. Because of this competition, our compensation costs may increase significantly.

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

     As of April 30, 2002, we have 16,986,814 shares of common stock outstanding. The 4,000,000 shares sold in our initial public offering are freely tradable without restriction or further registration under the federal securities laws unless purchased by our affiliates. The remaining 12,986,814 shares of our outstanding common stock will be available for sale in the public market on June 17, 2002, subject in some cases to volume and other limitations. The previous sentence assumes the effectiveness of the lockup agreements with the underwriters under which holders of substantially all of our common stock have agreed not to sell or otherwise dispose of their shares of common stock. We have been advised by C.E. Unterberg, Towbin that it has no current intention of releasing any shares subject to a lock-up agreement. Any request for the release of any lock-up would be considered on a case-by-case basis, taking into account, among other factors, the particular circumstances surrounding the request, including but not limited to the number of shares to be released, the circumstances of the proposed sale and prevailing market conditions.

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

     Our executive officers and directors and entities affiliated with them, in the aggregate, beneficially own approximately 21% of our common stock as of March 31, 2002. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

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

Item 3. Quantitative And Qualitative Disclosures About Market Risk

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

PART II— OTHER INFORMATION

Item 2(D). Changes In Securities And Use Of Proceeds

     The Registration Statement (SEC File No. 333-67350) for our initial public offering, or IPO, was declared effective by the Securities and Exchange Commission on December 14, 2001, covering an aggregate of 4,000,000 shares of our common stock, and on December 19, 2001, we issued 4,000,000 shares of our common stock at an initial public offering price of $5.00 per share. Approximately $2.8 million of the aggregate $20,000,000 IPO proceeds was used to pay underwriting discounts and commissions and offering expenses resulting in net IPO proceeds of approximately $17.2 million. C.E. Unterberg, Towbin was the managing underwriter of our IPO, and Fahnestock & Co., Inc. and Roth Capital Partners, LLC were the co-managers. As of March 31, 2002, we had approximately $11.2 million of these proceeds remaining which are invested in money market accounts.

Item 6. Exhibits And Reports On Form 8-K

a)	Exhibits:

	3.1 3.2 4.1	Amended and Restated Certificate of Incorporation Bylaws Form of Stock Certificate

b)	Reports on Form 8-K.

On March 6, 2002 we filed a report on Form 8-K to report that our Board of Directors adopted a Stockholders’ Rights Agreement.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC.

Dated: May 14, 2002	By:

Daniel O. Wilds President and Chief Executive Officer (principal executive officer)

Dated: May 14, 2002	By:

Jim D. Johnston Executive Vice President, Chief Financial Officer, and Assistant Secretary (principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit Number	Description

3.1	Fifth Amended and Restated Certificate of Incorporation (3.1)(1)

3.2	Bylaws of the Registrant (3.2)(1)

4.1	Specimen of Common Stock Certificate (4.1)(1)

(1)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-67350).