Form 10-Q
period 2002-06-30
NORTHWEST BIOTHERAPEUTICS INC
filed 2002-08-14
CIK 1072379

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One) [X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-26825

NORTHWEST BIOTHERAPEUTICS, INC.

(Exact Name Of Registrant As Specified In Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	94-3306718 (I.R.S. Employer Identification No.)

21720 — 23rd DRIVE SE, SUITE 100, BOTHELL, WA 98021
(Address Of Principal Executive Offices, Including Zip Code)

(425) 608-3000
(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   [X]   No   [   ]

     As of July 31, 2002, the registrant had outstanding 16,991,321 shares of common stock, $0.001 par value.

NORTHWEST BIOTHERAPEUTICS, INC.

Page

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Condensed Consolidated Balance Sheets (unaudited) as of June 30, 2002, and December 31, 2001	3
Condensed Consolidated Statements Of Operations (unaudited) for the three and six month periods ended June 30, 2002 and 2001 and the period from March 18, 1996 (inception) to June 30, 2002	4
Condensed Consolidated Statements Of Cash Flows (unaudited) for the six-month periods ended June 30, 2002 and 2001 and the period from March 18, 1996 (inception) to June 30, 2002	5
Notes To Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	8
Item 3. Quantitative And Qualitative Disclosures About Market Risk	21
PART II — OTHER INFORMATION
Item 2. Changes In Securities And Use Of Proceeds	21
Item 6. Exhibits	21
SIGNATURES
INDEX TO EXHIBITS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
AND SUBSIDIARY

Condensed Consolidated Balance Sheets
(unaudited)

	JUNE 30,	DECEMBER 31,
	2002	2001

Assets
Current assets:
Cash and cash equivalents	$7,427,413	$14,966,126
Accounts receivable	24,242	50,125
Accounts receivable from affiliates	13,196	42,183
Stock subscription receivable	—	207,440
Prepaid expenses and other current assets	402,595	421,400

Total current assets	7,867,446	15,687,274

Property and equipment:
Leasehold improvements	1,982,942	1,742,453
Laboratory equipment	1,646,314	1,480,575
Office furniture and other equipment	601,338	433,554

	4,230,594	3,656,582
Less accumulated depreciation and amortization	1,176,602	871,561

Property and equipment, net	3,053,992	2,785,021
Restricted cash	1,107,944	1,003,968

Total assets	$12,029,382	$19,476,263

Liabilities And Stockholders’ Equity
Current liabilities:
Current portion of capital lease obligations	$75,352	$65,464
Accounts payable	720,924	1,341,484
Accrued expenses	1,102,694	778,612

Total current liabilities	1,898,970	2,185,560
Long-term liabilities:
Capital lease obligations, net of current portion	138,644	123,212
Deferred rent	306,149	232,791

Total liabilities	2,343,763	2,541,563

Stockholders’ equity:
Common stock, $0.001 par value; 125,000,000 shares authorized and 16,987,514 and 16,868,754 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	16,988	16,869
Additional paid-in capital	64,187,720	63,622,215
Deferred compensation	(1,256,372)	(1,016,380)
Deficit accumulated during the development stage	(53,262,717)	(45,688,004)

Total stockholders’ equity	9,685,619	16,934,700

Total liabilities and stockholders’ equity	$12,029,382	$19,476,263

See accompanying notes to condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
AND SUBSIDIARY

Condensed Consolidated Statements Of Operations
(unaudited)

	Three Months Ended		Six Months Ended		Period from
	June 30,		June 30,		March 18, 1996
					(inception) to
	2002	2001	2002	2001	June 30, 2002

Revenues:
Research material sales	$6,177	$16,345	$9,266	$60,406	$336,236
Contract research and development from related parties	—	—	—	—	1,127,638
Research grants and other	—	—	—	—	132,090

Total revenues	6,177	16,345	9,266	60,406	1,595,964

Operating expenses:
Cost of research material sales	4,800	13,312	7,500	40,187	251,900
Research and development	2,243,181	1,341,622	3,595,662	2,326,609	19,989,762
General and administrative	2,078,749	1,211,538	3,764,587	2,173,326	18,086,298
Depreciation and amortization	162,455	117,107	305,041	229,886	1,575,509

Total operating expenses	4,489,185	2,683,579	7,672,790	4,770,008	39,903,469

Loss from operations	(4,483,008)	(2,667,234)	(7,663,524)	(4,709,602)	(38,307,505)

Other income (expense):
Interest expense	(10,170)	(164,637)	(22,075)	(300,905)	(7,766,619)
Interest income	46,309	63,045	110,886	79,815	659,270

Net loss	(4,446,869)	(2,768,826)	(7,574,713)	(4,930,692)	(45,414,854)
Accretion of Series A preferred stock mandatory redemption obligation	—	(109,707)	—	(219,226)	(1,872,094)
Series A preferred stock redemption fee	—	—	—	—	(1,700,000)
Beneficial conversion feature of
Series D preferred stock	—	(4,273,566)	—	(4,273,566)	(4,273,566)

Net loss applicable to common stockholders	$(4,446,869)	$(7,152,099)	$(7,574,713)	$(9,423,484)	$(53,260,514)

Net loss per share applicable to common stockholders — basic and diluted	$(0.26)	$(3.70)	$(0.45)	$(4.87)

Weighted average shares used in computing basic and diluted loss per share	16,885,414	1,935,085	16,882,397	1,934,684

See accompanying notes to condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
AND SUBSIDIARY

Condensed Consolidated Statements Of Cash Flows
(unaudited)

			Period from
	Six Months Ended		March 18, 1996
	June 30,		(inception) to
	2002	2001	June 30, 2002

Cash flows from operating activities:
Net loss	$(7,574,713)	$(4,930,692)	$(45,414,854)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	305,041	229,886	1,575,509
Amortization of deferred financing costs	—	—	319,799
Amortization of debt discount	—	58,013	5,748,823
Accrued interest converted to preferred stock	—	—	260,378
Stock-based compensation costs	316,866	156,910	675,847
Loss on retirement of equipment	—	—	86,325
Changes in operating assets and liabilities:
Accounts receivable	54,870	58,410	(37,438)
Prepaid expenses and other current assets	18,805	(54,156)	(355,830)
Accounts payable and accrued expenses	(296,478)	341,198	1,823,303
Accounts payable to Northwest Hospital	—	(281,661)	—
Deferred rent	73,358	91,943	306,149

Net cash used by operating activities	(7,102,251)	(4,330,149)	(35,011,989)

Cash flows from investing activities:
Purchases of property and equipment, net	(515,141)	(107,536)	(4,371,616)
Transfer of restricted cash	(103,976)	—	(1,107,944)

Net cash used in investing activities	(619,117)	(107,536)	(5,479,560)

Cash flows from financing activities:
Proceeds from issuance of note payable to stockholder	—	(862,232)	1,650,000
Repayment of note payable to stockholder	—	—	(1,650,000)
Proceeds from issuance of convertible promissory notes and
warrants, net of issuance costs	—	—	5,064,100
Borrowings under line of credit with Northwest Hospital	—	—	2,834,262
Repayment of line of credit with Northwest Hospital	—	—	(2,834,262)
Payments on capital lease obligations	(33,551)	(28,275)	(130,214)
Proceeds from issuance of preferred stock, net	—	12,648,433	27,431,603
Proceeds from exercise of stock options and warrants	216,206	—	417,840
Proceeds from issuances of common stock, net	—	582	17,155,432
Series A preferred stock redemption fee	—	—	(1,700,000)
Deferred financing costs	—	—	(319,799)

Net cash provided by financing activities	182,655	11,758,508	47,918,962

Net increase (decrease) in cash and cash equivalents	(7,538,713)	7,320,823	7,427,413
Cash and cash equivalents at beginning of period	14,966,126	410,756	—

Cash and cash equivalents at end of period	$7,427,413	$7,731,579	$7,427,413

Supplemental disclosure of cash flow information — cash paid during the period for interest	$22,075	$185,916	$1,320,084

Supplemental schedule of noncash financing and investing activities:
Equipment acquired through capital leases	$58,871	$89,154	$344,210
Accretion of Series A preferred stock mandatory redemption obligation	—	219,226	1,872,094
Beneficial conversion feature of convertible promissory notes	—	—	1,025,575
Conversion of convertible promissory notes and accrued interest to Series D preferred stock	—	—	5,324,478
Issuance of Series C preferred stock warrants in connection with lease agreement	—	—	41,130
Issuance of common stock for license rights	$—	$—	$4,250

See accompanying notes to condensed consolidated financial statements.

Northwest Biotherapeutics, Inc.
(A Development Stage Company)
And Subsidiary

Notes To Condensed Consolidated Financial Statements
(unaudited)

1. Basis Of Presentation

     The accompanying unaudited condensed consolidated financial statements of Northwest Biotherapeutics, Inc. and subsidiary (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X and reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or any future period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s 2001 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on April 1, 2002.

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

2. Net Loss Per Share Applicable to Common Stockholders

     Basic and diluted net loss per share applicable to common stockholders has been computed using the weighted-average number of shares of common stock outstanding during the period, less, for the three and six months ended June 30, 2002, 99,000 issued and outstanding restricted shares of common stock that are subject to repurchase. Options to purchase 1,503,698 shares of common stock and warrants to purchase 568,525 shares of common and preferred stock were excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2002 as such securities were antidilutive. Options to purchase 1,120,148 shares of common stock and warrants to purchase 2,658,449 shares of common and preferred stock were excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2001 as such securities were antidilutive.

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

4. Operations and Financing

     The Company’s financial statements have been prepared on a going concern basis. The consolidated financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. If the Company were required to liquidate certain assets, the carrying value of such assets may not be recoverable. The Company intends to manage its current cash balances so that they will be sufficient to meet its operating cash requirements and to fund budgeted capital expenditures through at least December 31, 2002. The Company’s actual cash needs will depend on many unpredictable factors, including the timeframe for the successful development of an effective product, if ever, and the commercialization of such product, both of which include the regulatory approval process. The regulatory approval process is uncertain, includes extensive preclinical testing and clinical trials of each product candidate in order to establish its safety and effectiveness, can take many years and requires the expenditure of substantial resources. As a result of these factors, the Company cannot accurately predict the amount or timing of future cash needs.

     The Company will need to raise substantial funds to conduct the research and development activities, preclinical studies and clinical trials necessary to bring its product candidates to market. The Company intends to seek additional funding through public or private equity financings, strategic alliances with corporate collaborators or other sources. However, there is no assurance that such efforts will be successful and that adequate funds will be available to the Company.

     In order to raise additional funds, in July 2002 the Company retained C.E. Unterberg, Towbin, an investment bank, to assist it in searching out strategic alternatives, including the sale or merger of the Company or any of its development programs. Additionally, in an effort to reduce cash expenditures, on August 8, 2002, the Company terminated the employment of 18 members of its research and administration staff. Severance and other related costs of that downsizing are estimated to be approximately $100,000.

5. Collaboration Agreement

     Under the terms of the Company’s Collaboration Agreement with Medarex, Inc., development of HuRx-Prostate has advanced to the stage where the costs incurred on development of this product candidate are shared equally by Medarex and the Company. For the three months ended June 30, 2002, the Company accrued approximately $400,000 representing its share of the costs incurred under the cost sharing portion of the agreement.

6. New Accounting Pronouncements

     In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities. Statement No. 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between Statement No. 146 and Issue No. 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. Statement No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. In contrast, under Issue No. 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. Statement No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002 although earlier application is encouraged. The Company intends to adopt SFAS 146 on January 1, 2003.

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations.

FORWARD LOOKING INFORMATION

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed, consolidated financial statements and the notes to those financial statements included with this report. In addition to historical information, this report contains “forward-looking statements” that are within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words “believe,” “expect,” “intend,” “anticipate,” and similar expressions are used to identify forward-looking statements, but their absence does not mean that such statement is not forward-looking. Many factors could affect our actual results, including those factors described under “Factors That May Affect Results of Operations and Financial Condition” at the end of this Item 2. These factors, among others, could cause results to differ materially from those presently anticipated by us. Readers are cautioned not to place undue reliance on these forward-looking statements.

Overview

     We are a biotechnology company focused on discovering, developing and commercializing innovative immunotherapy products that safely generate and enhance effective immune responses to treat cancer. Since formation in 1996, our activities have primarily been devoted to research and development of our dendritic cell-based immunotherapy platform and our monoclonal antibody-based cancer therapies. We have a limited history of operations. Since inception, we have incurred significant losses and, as of June 30, 2002, had a deficit accumulated during the development stage of approximately $53.3 million. We anticipate incurring additional losses, which will increase in the foreseeable future, as we progress through current and anticipated clinical trials and expand research and development activities.

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

Critical Accounting Policies and Estimates

     We currently believe that none of our accounting policies or estimates are critical. However, as the nature and scope of our business operations mature, certain of our accounting policies and estimates may become critical. You should understand that generally accepted accounting principles require our management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements, as well as the amounts of revenues and expenses during the periods covered by our financial statements. The actual amounts of these items could differ materially from those estimates. For example, we estimate the fair value of stock options and warrants issued to nonemployees using an option valuation method that considers market indicators.

Results Of Operations

Three Months Ended June 30, 2002 and 2001

     Total Revenues. Revenues decreased 62% from $16,345 for the three months ended June 30, 2001 to $6,177 for the three months ended June 30, 2002. Our revenues from research material sales will fluctuate depending upon the timing of purchases by BioWhittaker, Inc., our sole customer.

     Cost of Research Material Sales. Cost of research material sales decreased 64% from $13,312 for the three months ended June 30, 2001 to $4,800 for the three months ended June 30, 2002. This decrease was due to the reduced sales activity.

     Research and Development Expense. Research and development expense increased 67% from $1,341,622 for the three months ended June 30, 2001 to $2,243,181 for the three months ended June 30, 2002. This increase was primarily due to increased costs associated with site initiation expenditures related to our Phase III clinical trials, research and development expenditures relating to HuRx-Prostate, and our 50% share of certain research and development costs initially incurred by Medarex under our collaboration agreement with Medarex.

     General and Administrative Expense. General and administrative expense increased 72% from $1,211,538 for the three months ended June 30, 2001 to $2,078,749 for the three months ended June 30, 2002. The increase in costs was primarily due to an increase in the number of employees, increased costs associated with our directors and officers liability insurance and costs attributable to our becoming a public company, which occurred in December 2001.

     Depreciation and Amortization. Depreciation and amortization increased 39% from $117,107 for the three months ended June 30, 2001 to $162,455 for the three months ended June 30, 2002. This increase was primarily due to the purchase of laboratory equipment during 2001 to support expanding clinical activities.

     Total Other Income (Expense), Net. Other income (expense), net, consists primarily of interest expense and interest income. Interest expense decreased 94% from $164,637 for the three months ended June 30, 2001 to $10,170 for the three months ended June 30, 2002. This decrease was primarily due to the repayment and termination of our line of credit from Northwest Hospital which occurred in December 2001. Interest income decreased 27% from $63,045 for the three months ended June 30, 2001 compared to $46,309 for the three months ended June 30, 2002. This decrease was due to the decline in market interest rates.

Six Months Ended June 30, 2002 and 2001

     Total Revenues. Revenues decreased 85% from $60,406 for the six months ended June 30, 2001 to $9,266 for the six months ended June 30, 2002. Our revenues from research material sales will fluctuate depending upon the timing of purchases by BioWhittaker, Inc., our sole customer.

     Cost of Research Material Sales. Cost of research material sales decreased 81% from $40,187 for the six months ended June 30, 2001 to $7,500 for the six months ended June 30, 2002. This decrease was due to the reduced sales activity.

     Research and Development Expense. Research and development expense increased 55% from $2,326,609 for the six months ended June 30, 2001 to $3,595,662 for the six months ended June 30, 2002. This increase was primarily due to increased costs associated with site initiation expenditures related to our Phase III clinical trials, research and development expenditures relating to HuRx-Prostate, and our 50% share of certain research and development costs initially incurred by Medarex under our collaboration agreement with Medarex.

     General and Administrative Expense. General and administrative expense increased 73% from $2,173,326 for the six months ended June 30, 2001 to $3,764,587 for the six months ended June 30, 2002. The increase in costs was primarily due to an increase in the number of employees, increased costs associated with our directors and officers liability insurance and costs attributable to our becoming a public company, which occurred in December 2001.

     Depreciation and Amortization. Depreciation and amortization increased 33% from $229,886 for the six months ended June 30, 2001 to $305,041 for the six months ended June 30, 2002. This increase was primarily due to the purchase of laboratory equipment during 2001 to support expanding clinical activities.

     Total Other Income (Expense), Net. Other income (expense), net, consists primarily of interest expense and interest income. Interest expense decreased 93% from $300,905 for the six months ended June 30, 2001 to $22,075 for the six months ended June 30, 2002. This decrease was primarily due to the repayment and termination of our line of credit from Northwest Hospital which occurred in December 2001. Interest income increased 39% from $79,815 for the six months ended June 30, 2001 compared to $110,886 for the six months ended June 30, 2002. This increase was due to the investment of the net proceeds from our initial public offering which occurred in December 2001.

Liquidity and Capital Resources

     From inception through June 30, 2002, we have financed our operations primarily through the public and private sale of securities, cash generated from the sale of biomedical research products, equipment leases and borrowings from stockholders. At June 30, 2002, we had cash and cash equivalents of $7.4 million compared to $15.0 million at December 31, 2001.

     We used $7.1 million in cash for operating activities during the six months ended June 30, 2002, compared to $4.3 million during the six months ended June 30, 2001. The change in cash used in operating activities from 2001 to 2002 was primarily due to an increased net loss resulting from expanded operations including expenditures related to three clinical trials in 2002 compared to a single trial in 2001. We used $619,117 in cash for investing activities during the six months ended June 30, 2002 compared to

$107,536 during the six months ended June 30, 2001. The change in cash used in investing activities from 2001 to 2002 was primarily due to the purchase of property and equipment necessary for the expansion of Company operations. For the six months ended June 30, 2002, we obtained $182,655 in cash from financing activities compared to $11.8 million for the six months ended June 30, 2001. The primary reason for this difference was the $12.6 million of proceeds from the issuance of preferred stock during the second quarter of 2001.

     We would expect to incur substantial costs if we were to continue to expand our clinical trials, research and pre-clinical development initiatives. We expect that our existing cash and cash equivalents will be sufficient to fund operations through at least December 31, 2002. We need to raise additional capital by issuing additional equity or debt securities, obtaining credit arrangements or through strategic partnerships and licenses. Additional financing may not be available on terms acceptable to us or at all. The issuance of additional equity or convertible debt securities could result in additional dilution to our stockholders. Our future capital needs will depend on many unpredictable factors including the size, duration and number of clinical trials, the progress associated with pre-clinical trials, the time frame for successful development of an effective product, if ever, and the commercialization of such product all of which includes the regulatory approval process. The regulatory process is uncertain, includes extensive pre-clinical testing and clinical trials of each product candidate in order to establish its safety and effectiveness, can take many years and requires the expenditure of substantial resources. Additional costs will be incurred for preparing, filing, maintaining and enforcing patent claims and other intellectual property rights, modifications in existing or the establishment of new strategic partnerships and licensing arrangements, and clinical trials manufacturing costs. As a result of these factors, we cannot predict accurately the amount or timing of future cash needs.

     In order to raise additional funds, in July 2002 we retained C.E. Unterberg, Towbin, an investment bank, to assist us in searching out strategic alternatives, including the sale or merger of the company or any of our development programs. Additionally, in an effort to extend our operating horizon, we eliminated 18 research and administrative staff on August 8, 2002. Severance and other related costs of that downsizing are estimated to be approximately $100,000.

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

FACTORS THAT MAY AFFECT RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     This section briefly discusses certain risks that should be considered by stockholders and prospective investors in Northwest Biotherapeutics, Inc. You should carefully consider the risks described below, together with all other information included in this quarterly report on Form 10-Q and the information incorporated into this report by reference. If any of the following risks actually occur, our business, financial condition or operating results could be materially harmed. In such case, the trading price of our common stock could decline.

We need to raise additional capital that may not be available, which would adversely affect our operations.

     None of our products are available for commercial sale and we are not generating sufficient cash to fund our operations. We intend to manage our existing cash and cash equivalents so that they will be sufficient to meet operating cash requirements through at least December 31, 2002. We may seek additional funds from public and private stock offerings, strategic partnerships and licenses, borrowing under lease lines of credit or other sources. We have no commitments for additional financing and we may experience difficulty in raising additional capital on terms acceptable to us, or at all. Any additional equity financing would likely be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. If we cannot raise more money, we will have to reduce our capital expenditures, scale back our development of product candidates, further reduce our workforce or license our product candidates to third parties for commercialization that we would otherwise seek to commercialize ourselves.

We are in the early stage of development and have a history of net losses.

     We are a development stage company and none of our primary product candidates have received regulatory approval for commercial sale. Therefore, we have a limited operating history upon which an investor may evaluate our operations and future prospects. We have incurred net losses since inception, including net losses applicable to common stockholders of approximately $17.3 million for the year ended December 31, 2001 and approximately $7.6 million for the six months ended June 30, 2002. As of June 30, 2002, we had a deficit accumulated during the development stage of approximately $53.3 million. We would need to make substantial expenditures to further develop and commercialize our product candidates. While we have devoted and expect to continue to devote significant resources to the research and development of new products we may not be successful in developing products, and we may never realize any benefits from such research and development activities. Our ability to achieve and sustain profitability depends upon our ability to successfully develop new and commercially viable products, which is particularly difficult for us as our technologies and their commercial viability are unproven. As a result of these factors, it is difficult to evaluate our prospects, and our future success is more uncertain than if we had a longer or more proven history of operations.

Our success partially depends on existing and future strategic partners.

     The success of our business strategy partially depends upon our ability to develop and maintain multiple strategic partnerships and to manage them effectively. Therefore, our success depends partially upon the performance of our strategic partners. For example, our primary current strategic partner, Medarex, Inc., manufactures prostate specific membrane antigen which is a critical reagent used in our Phase III trial for DCVax-Prostate. If Medarex fails to timely manufacture prostate specific membrane antigen, our Phase III trial would be delayed. Moreover, we cannot directly control the amount and timing of resources that any of our existing or future strategic partners devote to the research, development or marketing of our products. As a result, those strategic partners:

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

     All of our product candidates are in early stages of development. None of our product candidates will be commercially available prior to FDA approval which is not expected for several years. Significant further research and development, financial resources and personnel will be required to transition any of our product candidates into commercially viable products and obtain regulatory approvals. Success in pre-clinical and early clinical trials does not ensure that subsequent large-scale trials will be successful nor is it a basis for predicting final results. A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after promising results have been achieved in earlier trials. Failure to obtain FDA approval for one or more of our lead product candidates would significantly harm our business.

Our common stock has and may continue to experience extreme price and volume fluctuations, which could lead to costly litigation for us and make an investment in us less appealing.

     The market price of our common stock has ranged from a high of $5.92 per share to a low of $0.82 per share between December 14, 2001, the date that our common shares commenced trading, and July 31, 2002. The price may continue to fluctuate substantially due to a variety of factors, including:

•	the amount of funds that we have available to pursue our business strategies;

•	announcements concerning our competitors;

•	development and introduction of new cancer therapies;

•	media reports and publications about cancer therapies;

•	new regulatory pronouncements and changes in regulatory guidelines;

•	general and industry-specific economic conditions;

•	changes in financial estimates or recommendations by securities analysts; and

•	changes in accounting principles.

     The market prices of the securities of biotechnology companies, particularly companies like ours without earnings and product revenues, have been highly volatile and are likely to remain highly volatile in the future. In some cases this volatility has been unrelated to the operating performance of particular companies. In the past, securities class action litigation has often been brought against companies that experience volatility in the market price of their securities. Whether or not meritorious, litigation brought against us could result in substantial costs, divert management’s attention and resources and harm our financial condition and results of operations.

Clinical trials for our product candidates are expensive and time consuming, their outcome is uncertain and we have limited experience in managing them.

     The process of obtaining and maintaining regulatory approvals for new therapeutic products is expensive, lengthy and uncertain. It can vary substantially, based upon the type, complexity and novelty of the product involved. Accordingly, any of our current or future product candidates could take a significantly longer time to gain regulatory approval than we expect or may never gain approval, either of which could delay or terminate the potential commercialization of our product candidates.

     We have very limited experience in designing, conducting and managing clinical trials. We rely on third parties, including our strategic partners, to assist us in designing, managing and monitoring all of our clinical trials. Our reliance on these third parties may result in delays in completing, or failure to complete, these trials if the third parties fail to perform under the terms of our agreements with them. For example, we rely solely on Quintiles Laboratories Limited to provide us with analytical and data management services in connection with our Phase III clinical trial for DCVax-Prostate. We may not be able to find a sufficient alternative supplier of these services in a reasonable time period, or on commercially reasonable terms, if at all. If we were unable to obtain an alternative supplier of these services, we might be forced to curtail our Phase III clinical trial for DCVax-Prostate which would substantially harm our business.

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

     In addition, we, the clinical site, or the FDA might delay or halt our clinical trials of a product candidate for various reasons, including but not limited to the following:

•	we may be unable to produce sufficient quantities of the product candidate to complete the trials;

•	there may be insufficient patient enrollment in the clinical trials;

•	the product candidate may have significant adverse side effects;

•	the time required to determine whether the product candidate is effective may be longer than expected;

•	fatalities or other adverse events may arise during a clinical trial due to medical problems that may or may not be related to clinical trial treatments;

•	the product candidate may not achieve the level of efficacy required by the FDA.

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

     Even if we do obtain regulatory approval to market one of our product candidates, the commercial success of such products will depend upon the strength of our sales and marketing efforts. We do not have a sales force and have no experience in the sales, marketing or distribution of our product candidates. If we develop an approved product, we will need to create a substantial marketing staff and sales force with technical expertise and the ability to distribute our products. As an alternative, we could seek assistance from a pharmaceutical or biotechnology company with a large distribution system and a large direct sales force. We may be unable to put either of these plans in place. In addition, if we arrange for others to market and sell our products, our revenues will depend upon the efforts of those parties. Such arrangements may not succeed. If we fail to establish adequate sales, marketing and distribution capabilities, independently or with others, our business will be seriously harmed.

We have limited manufacturing capabilities, which could adversely impact our ability to commercialize our products.

     We have limited manufacturing facilities and expertise to produce our product candidates. For the duration of our currently anticipated clinical trials and pre-development efforts, third-party manufacturers, such as Medarex, Inc., will produce some or all of the components of our product candidates. They will also package, label and distribute some or all of those products. Although we believe that such third parties have adequate resources to meet our needs, we cannot directly control the amount or timing of resources they will devote to our product candidates.

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

     Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals and sales and marketing than we do. In addition, many of these competitors have become active in seeking patent protection and licensing arrangements in anticipation of collecting royalties for use of technology they have developed. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring technologies complementary to our programs.

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

     Our future success will depend to a substantial degree upon our ability to develop, manufacture, market and sell our product candidates without infringing the proprietary rights of third parties and without breaching any licenses we have entered into regarding our product candidates. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the general field of immunotherapy. In particular, we are aware of other patents issued to third parties for monoclonal antibodies that bind to prostate-specific membrane antigen, or PSMA, and patent applications of others that may issue with similar claims. Our ability to market a product based on the binding of antibodies to PSMA may depend on the actual invention date of the subject matter of the issued patent, or the scope of claimed coverage of the pending patent applications, both of which are unknown to us.

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

     Our executive officers and directors and entities affiliated with them, in the aggregate, beneficially own approximately 21% of our common stock as of June 30, 2002. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

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

PART II — OTHER INFORMATION

Item 2(D). Changes In Securities And Use Of Proceeds

     The Registration Statement (SEC File No. 333-67350) for our initial public offering, or IPO, was declared effective by the Securities and Exchange Commission on December 14, 2001, covering an aggregate of 4,000,000 shares of our common stock, and on December 19, 2001, we issued 4,000,000 shares of our common stock at an initial public offering price of $5.00 per share. Approximately $2.8 million of the aggregate $20,000,000 IPO proceeds was used to pay underwriting discounts and commissions and offering expenses resulting in net IPO proceeds of approximately $17.2 million. C.E. Unterberg, Towbin was the managing underwriter of our IPO, and Fahnestock & Co., Inc. and Roth Capital Partners, LLC were the co-managers. As of June 30, 2002, we had approximately $7.4 million of these proceeds remaining which are invested in money market accounts.

Item 6. Exhibits And Reports On Form 8-K

     a) Exhibits:

3.1	Sixth Amended and Restated Certificate of Incorporation
3.2	Bylaws (3.2)(1)
4.1	Form of Stock Certificate (4.1)(1)
99.1	Certificate of Chief Executive Officer
99.2	Certificate of Chief Financial Officer

(1)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-67350).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC

Dated: August 14, 2002	By:	/s/ Daniel O. Wilds

Daniel O. Wilds President and Chief Executive Officer (principal executive officer)

Dated: August 14, 2002	By:	/s/ Jim D. Johnston

Jim D. Johnston Executive Vice President, Chief Financial Officer, and Assistant Secretary (principal financial and accounting officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

3.1	Sixth Amended and Restated Certificate of Incorporation
3.2	Bylaws of the Registrant (3.2)(1)
4.1	Specimen of Common Stock Certificate (4.1)(1)
99.1	Certificate of Chief Executive Officer
99.2	Certificate of Chief Financial Officer

(1)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-67350).