Form 10-Q
period 2002-09-30
NORTHWEST BIOTHERAPEUTICS INC
filed 2002-11-14
CIK 1072379

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         As of November 11, 2002, the registrant had outstanding 17,003,776 shares of common stock, $0.001 par value.

NORTHWEST BIOTHERAPEUTICS, INC.

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Consolidated Balance Sheets as of September 30, 2002, and December 31, 2001	3

Condensed Consolidated Statements Of Operations for the three and nine month periods ended September 30, 2002 and 2001 and the period from March 18, 1996 (inception) to September 30, 2002	4

Condensed Consolidated Statements Of Cash Flows for the nine-month periods ended September 30, 2002 and 2001 and the period from March 18, 1996 (inception) to September 30, 2002	5

Notes To Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations	9

Item 3. Quantitative And Qualitative Disclosures About Market Risk	17

Item 4. Controls and Procedures	17

PART II — OTHER INFORMATION

Item 2. Changes In Securities And Use Of Proceeds	18

Item 6. Exhibits	18

SIGNATURES	19

CERTIFICATIONS	20

INDEX TO EXHIBITS	22

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
AND SUBSIDIARY

Condensed Consolidated Balance Sheets
(unaudited)

(in thousands, except share data)

	SEPTEMBER 30,	DECEMBER 31,
	2002	2001

Assets

Current assets:

Cash and cash equivalents	$4,014	$14,966

Accounts receivable	31	50

Accounts receivable from affiliates	9	42

Stock subscription receivable	5	208

Prepaid expenses and other current assets	401	421

Total current assets	4,460	15,687

Property and equipment:

Leasehold improvements	1,987	1,742

Laboratory equipment	1,689	1,481

Office furniture and other equipment	633	433

	4,309	3,656

Less accumulated depreciation and amortization	1,343	871

Property and equipment, net	2,966	2,785

Restricted cash	1,108	1,004

Total assets	$8,534	$19,476

Liabilities And Stockholders’ Equity

Current liabilities:

Current portion of capital lease obligations	$75	$65

Accounts payable	537	1,341

Accrued expenses	1,147	779

Total current liabilities	1,759	2,185

Long-term liabilities:

Capital lease obligations, net of current portion	115	123

Deferred rent	340	233

Total liabilities	2,214	2,541

Stockholders’ equity:

Common stock, $0.001 par value; 125,000,000 shares authorized and 17,003,776 and 16,868,754 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	17	17

Additional paid-in capital	63,924	63,622

Deferred compensation	(857)	(1,016)

Deficit accumulated during the development stage	(56,764)	(45,688)

Total stockholders’ equity	6,320	16,935

Total liabilities and stockholders’ equity	$8,534	$19,476

See accompanying notes to condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
AND SUBSIDIARY

Condensed Consolidated Statements Of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended		Period from
	September 30,		September 30,		March 18, 1996
					(inception) to
	2002	2001	2002	2001	September 30, 2002

Revenues:

Research material sales	$—	$13	$9	$74	$336

Contract research and development from related parties	—	—	—	—	1,127

Research grants and other	—	—	—	—	132

Total revenues	—	13	9	74	1,595

Operating expenses:

Cost of research material sales	—	9	7	49	251

Research and development	1,657	1,190	5,253	3,470	21,646

General and administrative	1,721	1,168	5,486	3,395	19,808

Depreciation and amortization	144	114	449	337	1,719

Total operating expenses	3,522	2,481	11,195	7,251	43,424

Loss from operations	(3,522)	(2,468)	(11,186)	(7,177)	(41,829)

Other income (expense):

Interest expense	(8)	(163)	(31)	(465)	(7,776)

Interest income	29	69	141	149	689

Net loss	(3,501)	(2,562)	(11,076)	(7,493)	(48,916)

Accretion of Series A preferred stock mandatory redemption obligation	—	(93)	—	(312)	(1,872)

Series A preferred stock redemption fee	—	—	—	—	(1,700)

Beneficial conversion feature of Series D preferred stock	—	—	—	(4,274)	(4,274)

Net loss applicable to common stockholders	$(3,501)	$(2,655)	$(11,076)	$(12,079)	$(56,762)

Net loss per share applicable to common stockholders — basic and diluted	$(0.21)	$(1.37)	$(0.66)	$(6.24)

Weighted average shares used in computing basic and diluted loss per share	16,896	1,936	16,887	1,935

See accompanying notes to condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
AND SUBSIDIARY

Condensed Consolidated Statements Of Cash Flows

(unaudited)

(in thousands)

			Period from
	Nine Months Ended		March 18, 1996
	September 30,		(inception) to
	2002	2001	September 30, 2002

Cash flows from operating activities:

Net loss	$(11,076)	$(7,493)	$(48,916)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	449	337	1,720

Amortization of deferred financing costs	—	—	320

Amortization of debt discount	—	135	5,749

Accrued interest converted to preferred stock	—	—	260

Stock-based compensation costs	438	268	797

Loss on retirement of equipment	—	—	86

Changes in operating assets and liabilities:

Accounts receivable	53	41	(40)

Prepaid expenses and other current assets	20	(32)	(354)

Accounts payable	(804)	232	1,316

Accrued expenses	368	(282)	368

Deferred rent	107	135	340

Net cash used in operating activities	(10,445)	(6,659)	(38,354)

Cash flows from investing activities:

Purchases of property and equipment, net	(608)	(157)	(4,451)

Increase in restricted cash	(104)	—	(1,108)

Net cash used in investing activities	(712)	(157)	(5,559)

Cash flows from financing activities:

Proceeds from issuance of note payable to stockholder	—	—	1,650

Repayment of note payable to stockholder	—	(900)	(1,650)

Proceeds from issuance of convertible promissory notes and warrants, net of issuance costs	—	—	5,064

Borrowings under line of credit with Northwest Hospital	—	—	2,834

Repayment of line of credit with Northwest Hospital	—	—	(2,834)

Payments on capital lease obligations	(20)	(44)	(130)

Proceeds from issuance of preferred stock, net	—	12,823	27,431

Proceeds from exercise of stock options and warrants	225	—	427

Proceeds from issuances of common stock, net		(499)	17,155

Series A preferred stock redemption fee	—	—	(1,700)

Deferred financing costs	—	—	(320)

Net cash provided by (used in) financing activities	205	11,380	47,927

Net increase (decrease) in cash and cash equivalents	(10,952)	4,564	4,014

Cash and cash equivalents at beginning of period	14,966	410

Cash and cash equivalents at end of period	$4,014	$4,974	$4,014

Supplemental disclosure of cash flow information — cash paid during the period for interest	$31	$233	$1,429

Supplemental schedule of noncash financing and investing activities:

Equipment acquired through capital leases	$21	$89	$307

Accretion of Series A preferred stock mandatory redemption obligation	—	312	1,872

Beneficial conversion feature of convertible promissory notes	—	—	1,025

Conversion of convertible promissory notes and accrued interest to Series D preferred stock	—	—	5,324

Issuance of Series C preferred stock warrants in connection with lease agreement	—	—	43

Issuance of common stock for license rights	$—	$—	$4

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

2. Net Loss Per Share Applicable to Common Stockholders

         Basic and diluted net loss per share applicable to common stockholders has been computed using the weighted-average number of shares of common stock outstanding during the period, less, for the three and nine months ended September 30, 2002, 93,000 issued and outstanding restricted shares of common stock that are subject to repurchase. Options to purchase 1,533,910 shares of common stock and warrants to purchase 568,525 shares of common and preferred stock were excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2002 as such securities were antidilutive. Options to purchase 1,168,016 shares of common stock and warrants to purchase 2,808,742 shares of common and preferred stock were excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2001 as such securities were antidilutive.

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

         On October 9, 2002, the Company announced that its Board of Directors authorized management to immediately initiate actions to conserve cash. This consisted of reducing and eliminating future commitments, such as suspending recruitment in its Phase III DCVax-Prostate clinical trial, selling fixed assets, if necessary, and continuing to assess its alternatives.

         The Company is implementing changes to restructure as a pre-clinical antibody and dendritic cell development company, comprised of approximately 13 employees, to lower cash expenditures, and, if successful in restructuring, to shift its focus to further develop diagnostic and therapeutic antibodies against its proprietary cancer targets for potential use in new cancer products.

         In this regard, the Company has withdrawn its Investigative New Drug Application (IND) for its DCVax-Prostate, a prostate cancer treatment, and for its DCVax-Lung, a potential treatment for non-small cell lung cancer. Although it is maintaining its FDA clearance to initiate a multi-site Phase II clinical trial to evaluate DCVax-Brain as a possible treatment for Glioblastoma Multiforme, without additional funding the Company will not have sufficient resources to initiate this trial.

         Eighteen members of its research and administrative staff were terminated on August 8, 2002. Severance and other related costs of that downsizing, approximately $100,000, were fully paid as of September 30, 2002.

         The Company terminated an additional 10 members of its research and administrative staff, including its Executive Vice President and Chief Financial Officer, in the month of October 2002 incurring severance and other related costs in October 2002 of approximately $208,000.

         Scheduled for the month of November 2002, is the termination of an additional 20 members of its research and administrative staff, including its Vice President and Chief Medical Officer with projected severance and other related costs in November 2002 of approximately $165,000.

         The Company accrued, as of September 30, 2002, approximately $263,000 for severance costs coming due in October and November 2002. These costs were fully paid as of November 11, 2002. The additional severance costs not accrued as of September 30, 2002, approximately $110,000, were expensed upon notification of the employees in October and November 2002.

         After the November 2002 terminations, the remaining staff of approximately 13 is expected to provide the core personnel needed to maintain the Company with a revised focus on pre-clinical antibody and dendritic cell development.

         The Company, on October 24, 2002, signed a conditional agreement to sell certain rights, title, and interest in certain antigen targets pertaining to its fully human monoclonal antibodies to a third party. Pursuant to this October 24, 2002 agreement, the Company received a $500,000 non-refundable payment. The other party to this agreement has an absolute right to cancel this agreement under certain circumstances. The potential additional $2.5 million payment from this particular Intellectual Property Rights sale is a critical factor in determining whether the Company can, in-fact, restructure as a pre-clinical antibody and dendritic cell development company.

         In addition, the October 24, 2002 conditional agreement, if consummated, will pay the Company a royalty of 2% on net product sales.

         If successful in restructuring, the Company believes it can manage its operating cash requirements so that its current cash balance, including this potential additional $2.5 million in working capital, will be sufficient to fund restructured operations into the fourth quarter of 2003 while retaining sufficient assets to satisfy its remaining liabilities, in the event restructuring in unsuccessful.

         If this agreement’s conditions are not satisfied and the agreement is not consummated, the Company has determined that it will likely cease business operations by December 31, 2002, and sell all tangible and intangible assets. The carrying value of such assets may not be recoverable. The Company would have a trustee appointed to finalize the Company’s remaining business affairs and the Company believes that it has sufficient assets to satisfy its remaining liabilities.

         Under the terms of the October 24, 2002 agreement, if consummated, the Company will purchase rights to certain other antigen targets in exchange for 2.0 million newly issued non-registered shares of our common stock and warrants to purchase 800,000 shares of our common stock which could be dilutive to our stockholders.

5. Collaboration Agreement

         Under the terms of the Company’s Collaboration Agreement with Medarex, Inc., development of HuRx-Prostate has advanced to the stage where the costs incurred on development of this product candidate are shared equally by Medarex and the Company. As of September 30, 2002, the Company has accrued approximately $400,000 representing its share of the costs incurred under the cost sharing portion of the agreement. As of October 2002, agreements have been signed that, if finally consummated, would result in each company waiving its right to receive reimbursement of 50% of their respective development costs incurred to date under this Collaboration Agreement (see note 4).

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

Overview

         Northwest Biotherapeutics is a biotechnology company focused on discovering, developing and commercializing immunotherapy products that safely generate and enhance immune system responses to effectively treat cancer. The Company has combined its expertise in dendritic cell biology, immunology and antigen discovery with its proprietary technologies to develop cancer therapies.

         On October 8, 2002, the Company received notification from NASDAQ that its common stock failed to maintain a minimum $1.00 per share bid price for 30 consecutive trading days as required by NASDAQ rules. The Company has 90 calendar days, or to January 6, 2003, to meet the minimum $1.00 per share bid price for 10 consecutive trading days to regain compliance. If not, it may apply for SmallCap status or become delisted. If the Company’s securities are delisted, stockholders’ ability to obtain price quotations and buy and sell shares may be materially impacted. It is possible that the common stock may be eligible for trading on the OTC bulletin board.

         On October 9, 2002, the Company announced that its Board of Directors authorized management to immediately initiate actions to conserve cash. This consisted of reducing and eliminating future commitments, such as suspending recruitment in its Phase III DCVax-Prostate clinical trial, selling fixed assets, if necessary, and continuing to assess its alternatives.

         The Company is implementing changes to restructure as a pre-clinical antibody and dendritic cell development company, comprised of approximately 13 employees, to lower cash expenditures, and, if successful in restructuring, to shift focus to further develop diagnostic and therapeutic antibodies against its proprietary cancer targets for potential use in new cancer products.

         In this regard, in November 2002, the Company suspended all clinical trial activity for its DCVax product candidates. It has withdrawn its Investigative New Drug Application (IND) for its DCVax-Prostate, a prostate cancer treatment, and for its DCVax-Lung, a potential treatment for non-small cell lung cancer. Although it is maintaining its FDA clearance to initiate a multi-site Phase II clinical trial to evaluate DCVax-Brain as a possible treatment for Glioblastoma Multiforme, without additional funding the Company will not have sufficient resources to initiate this trial.

         Eighteen members of its research and administrative staff were terminated on August 8, 2002. Severance and other related costs of that downsizing, approximately $100,000, were fully paid as of September 30, 2002.

         The Company terminated an additional 10 members of its research and administrative staff, including its Executive Vice President and Chief Financial Officer, in the month of October 2002 incurring severance and other related costs in October 2002 of approximately $208,000.

         We have scheduled for the month of November 2002, the termination of an additional 20 members of our research and administrative staff, including our Vice President and Chief Medical Officer with projected severance and other related costs in November 2002 of approximately $165,000.

         The Company accrued, as of September 30, 2002, approximately $263,000 for severance costs coming due in October and November 2002. These costs were fully paid as of November 11, 2002. The additional severance costs not accrued as of September 30, 2002, approximately $110,000, were expensed upon notification of the employees in October and November 2002.

         After the November 2002 terminations, we expect the remaining staff of approximately 13 to provide the core personnel needed to maintain the Company in the near term with a revised focus on pre-clinical antibody and dendritic cell development.

         The Company, on October 24, 2002, signed a conditional agreement to sell certain rights, title, and interest in certain antigen targets pertaining to its fully human monoclonal antibodies to a third party. Pursuant to this October 24, 2002 agreement, the Company received a $500,000 non-refundable payment. The other party to this agreement has an absolute right to cancel this agreement under certain circumstances. The potential additional $2.5 million working capital from this particular Intellectual Property Rights sale is a critical factor in determining whether the Company can, in-fact, restructure as a pre-clinical antibody and dendritic cell development company.

         In addition, the October 24, 2002 conditional agreement, if consummated, will pay the Company a royalty of 2% on net product sales.

         If successful in restructuring, the Company believes it can manage its operating cash requirements so that its current cash balance, including this potential additional $2.5 million in working capital, will be sufficient to fund restructured operations into the fourth quarter of 2003 while retaining sufficient assets to satisfy its remaining liabilities, in the event restructuring is unsuccessful.

         If this agreement's conditions are not satisfied and the agreement is not consummated, the Company has determined that it will most likely cease business operations by December 31, 2002, and sell all tangible and intangible assets. The carrying value of such assets may not be recoverable. The Company would have a trustee appointed to finalize the Company’s remaining business affairs and the Company believes that it has sufficient assets to satisfy its remaining liabilities.

         Under the terms of the October 24, 2002 agreement, if consummated, the Company will purchase rights to certain other antigen targets in exchange for 2.0 million newly issued non-registered shares of our common stock and warrants to purchase 800,000 shares of our common stock which could be dilutive to our stockholders.

Critical Accounting Policies and Estimates

         These financial statements have been prepared on a going concern basis. If we are unable to close our October 24, 2002 conditional agreement or to obtain additional funding, we will likely cease business operations by December 31, 2002. As of September 30, 2002, we consider our business to be a going concern and no adjustments have been made for the potential of ceasing business operations.

         We currently believe that none of our other accounting policies or estimates are critical. However, as the nature and scope of our business operations mature, certain of our accounting policies and estimates may become critical. You should understand that generally accepted accounting principles require our management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements, as well as the amounts of revenues and expenses during the periods covered by our financial statements. The actual amounts of these items could differ materially from those estimates. For example, we estimate the fair value of stock options and warrants issued to nonemployees using an option valuation method that considers market indicators.

Results of Operations

Three Months Ended September 30, 2002 and 2001

         Total Revenues. Revenues decreased 100% from $13,000 for the three months ended September 30, 2001 to $0 for the three months ended September 30, 2002. Our revenues from research material sales will fluctuate depending upon the timing of purchases by BioWhittaker, Inc., our sole customer.

         Cost of Research Material Sales. Cost of research material sales decreased 100% from $9,000 for the three months ended September 30, 2001 to $0 for the three months ended September 30, 2002. This decrease was due to the reduced sales activity.

         Research and Development Expense. Research and development expense increased 39% from $1,190,000 for the three months ended September 30, 2001 to $1,657,000 for the three months ended September 30, 2002. This increase was primarily due to increased costs associated with site initiation expenditures related to our Phase III clinical trials, research and development expenditures relating to HuRx-Prostate, and our 50% share of certain research and development costs initially incurred by Medarex under our collaboration agreement with Medarex.

         General and Administrative Expense. General and administrative expense increased 47% from $1,168,000 for the three months ended September 30, 2001 to $1,721,000 for the three months ended September 30, 2002. The increase in costs was primarily due to increased costs associated with our directors and officers liability insurance and costs attributable to our being a public company, which occurred in December 2001, and recognized severance and outplacement service costs.

         Depreciation and Amortization. Depreciation and amortization increased 26% from $114,000 for the three months ended September 30, 2001 to $144,000 for the three months ended September 30, 2002. This increase was primarily due to the purchase of laboratory equipment during 2002 to support expanding clinical activities.

         Total Other Income (Expense), Net. Other income (expense), net, consists primarily of interest expense and interest income. Interest expense decreased 95% from $163,000 for the three months ended September 30, 2001 to $8,000 for the three months ended September 30, 2002. This decrease was primarily due to the repayment and termination of our line of credit from Northwest Hospital which occurred in December 2001. Interest income decreased 58% from $69,000 for the three months ended September 30, 2001 compared to $29,000 for the three months ended September 30, 2002. This decrease was primarily due to the decline in market interest rates.

Nine Months Ended September 30, 2002 and 2001

         Total Revenues. Revenues decreased 88% from $74,000 for the nine months ended September 30, 2001 to $9,000 for the nine months ended September 30, 2002. Our revenues from research material sales will fluctuate depending upon the timing of purchases by BioWhittaker, Inc., our sole customer.

         Cost of Research Material Sales. Cost of research material sales decreased 86% from $49,000 for the nine months ended September 30, 2001 to $7,000 for the nine months ended September 30, 2002. This decrease was due to the reduced sales activity.

         Research and Development Expense. Research and development expense increased 51% from $3,470,000 for the nine months ended September 30, 2001 to $5,253,000 for the nine months ended September 30, 2002. This increase was primarily due to increased costs associated with site initiation expenditures related to our Phase III clinical trials, research and development expenditures relating to HuRx-Prostate, and our 50% share of certain research and development costs initially incurred by Medarex under our collaboration agreement with Medarex.

         General and Administrative Expense. General and administrative expense increased 62% from $3,395,000 for the nine months ended September 30, 2001 to $5,486,000 for the nine months ended September 30, 2002. The increase in costs was primarily due to increased costs associated with our directors and officers liability insurance, costs attributable to our being a public company, which occurred in December 2001, and recognized severance and outplacement service costs.

         Depreciation and Amortization. Depreciation and amortization increased 33% from $337,000 for the nine months ended September 30, 2001 to $449,000 for the nine months ended September 30, 2002. This increase was primarily due to the purchase of laboratory equipment during 2002 to support expanding clinical activities.

         Total Other Income (Expense), Net. Other income (expense), net, consists primarily of interest expense and interest income. Interest expense decreased 93% from $465,000 for the nine months ended September 30, 2001 to $31,000 for the nine months ended September 30, 2002. This decrease was primarily due to the repayment and termination of our line of credit from Northwest Hospital which occurred in December 2001. Interest income decreased 5% from $149,000 for the nine months ended September 30, 2001 compared to $141,000 for the nine months ended September 30, 2002. This decrease was due to the decline in market interest rates.

Liquidity and Capital Resources

         From inception through September 30, 2002, we have financed our operations primarily through the public and private sale of securities, cash generated from the sale of biomedical research products, equipment leases and borrowings from stockholders. At September 30, 2002, we had cash and cash equivalents of $4.0 million compared to $15.0 million at December 31, 2001.

         Pursuant to the October 24, 2002 agreement, the Company received a $500,000 non-refundable payment.

         We used $10.4 million in cash for operating activities during the nine months ended September 30, 2002, compared to $6.7 million during the nine months ended September 30, 2001. The change in cash used in operating activities from 2001 to 2002 was primarily due to expanded operations including expenditures related to three clinical trials in 2002 compared to a single trial in 2001. We used $712,000 in cash for investing activities during the nine months ended September 30, 2002 compared to $157,000 during the nine months ended September 30, 2001. The change in cash used in investing activities from 2001 to 2002 was primarily due to the purchase of property and equipment necessary for the expansion of Company operations. For the nine months ended September 30, 2002, we obtained $205,000 in cash from financing activities compared to obtaining $11.4 million for the nine months ended September 30, 2001. The primary reason for this difference was the $12.8 million of proceeds from the issuance of preferred stock during the second quarter of 2001.

         Refer to the “Overview” section of “Item 2. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations” regarding our discussion of a possible restructuring as a pre-clinical antibody and dendritic cell development company which would shift our research focus to further develop diagnostic and therapeutic antibodies against our proprietary cancer targets for potential use in new cancer products. If successful in our restructuring, we expect to continue refinement of our next generation system for cost effectively producing high purity dendritic cells and dendritic cell precursors as a platform for a new generation of cancer and infectious disease products.

         The uncertainty surrounding our capitalization negatively affects our business. We do not have committed external sources of funding and we may be unable to obtain additional funds on acceptable terms, if at all. Even if the October 24, 2002 agreement is consummated, we may not be able to exist as a scaled-down company. If adequate funds are not available, we may be required to, among other things:

•	obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to technologies or product candidates that we would otherwise seek to develop ourselves;

•	license rights to technologies or product candidates on terms that are less favorable to us than might otherwise be available;

•	dispose of assets and no assurance can be given as to what value will be realized upon their liquidation; or

•	lose additional key personnel.

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

Our intellectual property rights may not be marketable.

         We may experience difficulty in finding buyers for any of our intellectual property and have no commitments for the purchase of any of our intellectual property rights, other than that certain conditional agreement, dated October 24, 2002, to sell the rights to certain of our antigen targets to a third party. The other party to this agreement has an absolute right to cancel this agreement under certain circumstances.

         If the October 24, 2002 agreement is not consummated we have determined that we will most likely cease business operations by December 31, 2002.

We need to raise additional capital that may not be available, which would adversely affect our operations.

         None of our products are available for commercial sale and we are not generating sufficient cash to fund our operations. We may seek additional funds from public and private stock offerings, strategic partnerships and licenses, borrowing under lease lines of credit or other sources. We have no commitments for additional financing, other than that certain conditional agreement, dated October 24, 2002, to purchase the rights to certain antigen targets by a third party, and we may experience difficulty in raising additional capital on terms acceptable to us, or at all. Any additional equity financing would likely be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. If we cannot raise more money, we will have to further reduce our capital expenditures, scale back our development of product candidates, further reduce our workforce or license our product candidates to third parties for commercialization that we would otherwise seek to commercialize ourselves.

We are in the early stage of development and have a history of net losses.

         We are a development stage company and none of our primary product candidates have received regulatory approval for commercial sale. Therefore, we have a limited operating history upon which an investor may evaluate our operations and future prospects. We have incurred net losses since inception, including net losses applicable to common stockholders of approximately $17.3 million for the year ended December 31, 2001 and approximately $11.1 million for the nine months ended September 30, 2002. As of September 30, 2002, we had a deficit accumulated during the development stage of approximately $56.8 million. We would need to make substantial expenditures to further develop and commercialize our product candidates. While we have devoted and expect to continue to devote significant resources to the research and development of new products, we may not be successful in developing products for commercial sale, and we may never realize any benefits from such research and development activities. Our ability to achieve and sustain profitability depends upon our ability to successfully develop new and commercially viable products, which is particularly difficult for us as our technologies and their commercial viability are unproven. As a result of these factors, it is difficult to evaluate our prospects, and our future success is more uncertain than if we had a longer or more proven history of operations.

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

         On October 8, 2002, the Company received notification from NASDAQ that its common stock failed to maintain a minimum $1.00 per share bid price for 30 consecutive trading days as required by NASDAQ rules. The Company has 90 calendar days, or to January 6, 2003, to meet the minimum $1.00 per share bid price for 10 consecutive trading days to regain compliance. If not, it may apply for SmallCap status or become delisted. If the Company’s securities are delisted, stockholders’ ability to obtain price quotations and buy and sell shares may be materially impacted. It is possible that the common stock may be eligible for trading on the OTC bulletin board.

         The market price of our common stock has ranged from a high of $5.08 per share to a low of $0.10 per share between December 14, 2001, the date that our common shares commenced trading, and October 31, 2002. The price may continue to fluctuate substantially due to a variety of factors, including:

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

         Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical testing and sales and marketing than we do. In addition, many of these competitors have become active in seeking patent protection and licensing arrangements in anticipation of collecting royalties for use of technology they have developed. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring technologies complementary to our programs.

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

         We have four issued patents (one in the United States and three in foreign jurisdictions) and 33 patent applications pending (10 in the United States and 23 in foreign jurisdictions) which cover the use of dendritic cells in DCVax as well as targets for either DCVax or HuRx-based therapies. The issued patents expire at dates from 2015 to 2017. In addition, we had a world-wide exclusive license from Cytogen to use PSMA for the development, manufacture and sale of DCVax-Prostate. The license expires upon the expiration of the last to expire of the underlying patents, but not prior to November 2012.

         The Company, due to its cash conservation efforts and decision to terminate its dendritic cell therapy program for prostate cancer, is unable to comply with the Cytogen license requirement of using reasonable efforts to achieve certain milestones in the development of commercial products. These license rights are being returned to Cytogen.

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

         Our future success will depend to a substantial degree upon our ability to develop, manufacture, market and sell our products without infringing the proprietary rights of third parties and without breaching any licenses we have entered into regarding our product candidates. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the general field of immunotherapy. In particular, we are aware of other patents issued to third parties for monoclonal antibodies that bind to prostate-specific membrane antigen, or PSMA, and patent applications of others that may issue with similar claims. Our ability to market a product based on the binding of antibodies to PSMA may depend on the actual invention date of the subject matter of the issued patent, or the scope of claimed coverage of the pending patent applications, both of which are unknown to us.

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

         Our license from Cytogen provided us with worldwide exclusive rights to use PSMA for the development, manufacture and sale of DCVax-Prostate in exchange for payments upon the achievement of certain milestones. The Company, due to its cash conservation efforts and decision to terminate its dendritic cell therapy program for prostate cancer, is unable to comply with the Cytogen license requirement of using reasonable efforts to achieve certain milestones in the development of commercial products. These license rights are being returned to Cytogen.

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

         Our executive officers and directors and entities affiliated with them, in the aggregate, beneficially own approximately 21% of our common stock as of September 30, 2002. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

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

Item 4. Controls and Procedures

         (a)  Evaluation of disclosure controls and procedures.

                Our Chief Executive Officer and our Controller (Principal Financial and Accounting Officer), after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-14(c) and
                15d-14(c)) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this quarterly report, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate to ensure that material information relating to the registrant and its consolidated subsidiaries would be made known to them by others within those entities.

         (b)  Changes in internal controls.

                To our knowledge, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

PART II — OTHER INFORMATION

Item 2(D). Changes in Securities and Use of Proceeds

         The Registration Statement (SEC File No. 333-67350) for our initial public offering, or IPO, was declared effective by the Securities and Exchange Commission on December 14, 2001, covering an aggregate of 4,000,000 shares of our common stock, and on December 19, 2001, we issued 4,000,000 shares of our common stock at an initial public offering price of $5.00 per share. Approximately $2.8 million of the aggregate $20,000,000 IPO proceeds was used to pay underwriting discounts and commissions and offering expenses resulting in net IPO proceeds of approximately $17.2 million. C.E. Unterberg, Towbin was the managing underwriter of our IPO, and Fahnestock & Co., Inc. and Roth Capital Partners, LLC were the co-managers. As of September 30, 2002, we had approximately $4.0 million of these proceeds remaining which are invested in money market accounts.

Item 6. Exhibits and Reports on Form 8-K

         a) Exhibits:

99.1	Certificate of Chief Executive Officer

99.2	Certificate of Controller (Principal Financial and Accounting Officer)

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC

Dated: November 14, 2002	By:	/s/ DANIEL O. WILDS

Daniel O. Wilds President and Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2002	By:	/s/ LARRY L. RICHARDS

Larry L. Richards Controller (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Daniel O. Wilds, Chief Executive Officer of the Company, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Northwest Biotherapeutics;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”) and;

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002

		By:	/s/ DANIEL O. WILDS

Daniel O. Wilds Chief Executive Officer

CERTIFICATIONS

I, Larry L. Richards, Controller (Principal Financial and Accounting Officer) of the Company, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Northwest Biotherapeutics;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(d)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(e)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”) and;

(f)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(c)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002

		By:	/s/ LARRY L. RICHARDS

Larry L. Richards Controller (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

99.1	Certificate of Chief Executive Officer

99.2	Certificate of Controller (Principal Financial and Accounting Officer)