Form 10-K
period 2002-12-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2003-03-21
CIK 1072379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 0-26825

Northwest Biotherapeutics, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	94-3306718
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

21720 – 23rd Drive S.E., Suite 100, Bothell, WA (Address of principal executive offices)	98021 (Zip Code)

Registrant’s Telephone Number, Including Area Code:

(425) 608-3000

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price on the consolidated transaction reporting system on June 28, 2002 was approximately $33.9 million.

      As of March 18, 2003, the Registrant had outstanding 18,930,276 shares of common stock.

Documents incorporated by reference:

(1)	Portions of the registrant’s definitive Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A no later than 120 days after December 31, 2002 are incorporated by reference into Part III of this Report.

PART I

Special Note on Forward-Looking Statements

      The following description of our business, discussion and analysis of our financial condition and results of operations should be read in conjunction with the information included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this report contains forward-looking statements that are subject to certain risks and uncertainties that could cause our actual results to differ materially from those projected. The words “believe,” “expect,” “intend,” “anticipate,” and similar expressions are used to identify forward-looking statements, but their absence does not mean that such statement is not forward-looking. You are encouraged to carefully review the various disclosures made by us in this report and in the documents incorporated herein by reference, in our previous SEC filings, and those factors described under “Factors That May Affect Results of Operations and Financial Condition, beginning on page 18 of this Annual Report on Form 10-K.” These factors, among others, could cause results to differ materially from those presently anticipated by us. Readers are cautioned not to place undue reliance on these forward-looking statements. In this Annual Report on Form 10-K, references to “Northwest Biotherapeutics,” “company”, “we,” “us,” and “our” refer to Northwest Biotherapeutics, Inc.

Item 1.     Business

Overview

      Northwest Biotherapeutics, Inc. was incorporated in Delaware in July 1998 as the successor to Northwest Biotherapeutics, LLC, a limited liability company formed in Washington in March 1996. We are a biotechnology company focused on discovering, developing and commercializing immunotherapy products that safely generate and enhance immune system responses to effectively treat cancer. Currently approved cancer treatments are frequently ineffective and can cause undesirable side effects. Our approach in developing cancer therapies combines our expertise in the biology of dendritic cells, which are a type of white blood cells that activate the immune system, monoclonal antibodies, which are antibodies that are identical to each other and target only one specific disease target, or antigen, and immunology and antigen discovery. We use our proprietary technologies to develop cancer therapies. These therapies are derived from our two versatile product development programs, DCVax® and HuRxTM. (DCVax and HuRx are trademarks of Northwest Biotherapeutics.)

      On October 9, 2002, our Board of Directors authorized management to initiate immediate actions to conserve cash. For that purpose, we reduced and eliminated certain future commitments and sold certain fixed assets. We are continuing to assess our alternatives. Subsequently, we implemented changes to restructure as a pre-clinical antibody and dendritic cell development company, to lower cash expenditures, and, if successful in restructuring, to shift our focus to further develop diagnostic and therapeutic antibodies against our proprietary cancer targets for potential use in new cancer products.

      In November 2002, we suspended all clinical trial activity for our DCVax product candidates. We withdrew our Investigational New Drug Application (IND) for DCVax-Prostate, a prostate cancer treatment, and for DCVax-Lung, a potential treatment for non-small cell lung cancer. We maintained our FDA clearance and our Orphan Drug designation for a multi-site Phase II clinical trial to evaluate DCVax-Brain product candidate as a possible treatment for Glioblastoma Multiforme. However, this trial cannot be initiated without additional funding.

      As a further result of our restructuring activities, approximately forty-five (45) members of our research and administrative staff were terminated, including our Chief Financial Officer and our Chief Medical Officer. Severance and other related costs of this downsizing totaled $596,000, of which $9,000 remained accrued at December 31, 2002. After these terminations, our remaining staff of 20 consisted of 9 employees in administration and 11 employees in research and development.

      As a critical factor of restructuring, we entered into an agreement to sell certain rights, title, and interest in certain antigen targets pertaining to our fully human monoclonal antibodies to Medarex, Inc. Pursuant to this agreement, we received $3.0 million in working capital and we will receive a royalty of 2% of net sales with respect to any products derived from certain intellectual property.

      Under the terms of our agreement with Medarex, we acquired the rights to certain other cancer targets in exchange for 2.0 million newly issued non-registered shares of our common stock and warrants to purchase 800,000 non-registered shares of our common stock that are dilutive to our stockholders.

      The signing of our agreement with Medarex was a major step in our restructuring as a pre-clinical antibody and dendritic cell development company. We believe that we can manage our operating cash requirements so that our current cash balance, including the $3.0 million in working capital from Medarex, will be sufficient to fund our restructured operations into the fourth quarter of 2003. While continuing as a restructured company, we intend to advance our monoclonal antibody and dendritic cell-based product candidates, pursue potential corporate partnerships, and further consider other strategic alternatives including the possible sale of some or all of our assets.

      On December 23, 2002, our common stock was delisted from the Nasdaq National Market for our failure to maintain minimum stockholders’ equity of at least $10 million. In addition, our shares did not meet the minimum bid price requirement of one dollar per share and our “public float” was not in compliance with the $5 million requirement contained in the Nasdaq Marketplace Rules. Our common stock is currently trading on the Over The Counter (OTC) Bulletin Board. We do not expect to regain compliance with the Nasdaq common stock listing requirements in the foreseeable future.

      Our consolidated financial statements for the year ended December 31, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Nevertheless, we have experienced recurring losses from operations and have a deficit accumulated during the development stage of $58.5 million that raises substantial doubt about our ability to continue as a going concern.

Website Access to Reports

      Our website is located at: http://www.nwbio.com Our periodic SEC filings are available through clicking on “News and Investor” to “Stock Quote” to “Real-Time SEC Filings”.

      Additionally, our Press Releases can be accessed through clicking on “News and Investor” to “Stock Quote” to “Press Releases”. The “Archive” button will display our historical Press Releases.

Industry Background

Incidence of Cancer in the United States

      The American Cancer Society estimates that in the United States, men have a 1 in 2 lifetime risk of developing cancer, while women have a risk of 1 in 3. Doctors were expected to diagnose approximately 1.3 million new cases of cancer in the United States during 2002. Cancer is the second leading cause of death in the United States after heart disease and was estimated to result in approximately 555,500 deaths, or 1,578 per day, in 2002. The direct medical costs related to treating cancer in the United States were estimated to be $56 billion in 2002. Our initial therapeutic targets, prostate, brain and lung cancers, cause approximately 36% of the cancer deaths in the United States each year. The American Cancer Society estimated that the incidence of new diagnosis and deaths resulting from several common cancers during 2002 would be as follows:

Type Of Cancer	New Cases	Deaths

Breast	205,000	40,000
Prostate	189,100	30,200
Colorectal	148,300	56,600
Lung	169,400	154,900
Kidney	31,800	11,600
Melanoma	53,600	7,400
Brain	17,000	13,100

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

      The immune system response to cancer is generally characterized by the following sequence:

•	Step 1. Dendritic cells ingest cancer antigens, break them into small fragments and display them on their outer cell surfaces.

•	Step 2. Dendritic cells bearing these cancer antigen fragments bind to and activate naive T cells, which become disease-specific Helper T and Killer T cells.

•	Step 3. The activated Helper T cells produce factors that greatly enhance the cell division of Killer T cells and mature their cancer-killing properties.

•	Step 4. Cancer cells and their cancer-associated antigens are also recognized by antibody-producing B cells.

•	Step 5. The activated Helper T cells produce factors that greatly enhance antibody production by B cells that in turn are specific for the cancer-associated antigens.

•	Step 6. The Killer T cells and antibodies, acting alone or in combination, destroy cancer cells.

Limitations of Current Cancer Therapies

Traditional Cancer Therapy Approaches

      Cancer is characterized by aberrant cells that multiply uncontrollably. As cancer progresses, the cancer cells may invade other tissues throughout the body producing additional cancers, called metastases. Effective therapies must attack the cancer both at its site of origin and at sites of metastases. Traditional treatments for cancer include:

•	Surgery. Surgery may be used to remove cancer cells, but not all cancer cells can be removed surgically. Surgery may also result in significant adverse side effects such as collateral damage to healthy tissue, bleeding and infection.

•	Radiation Therapy. Radiation therapy may be used to treat cancers but it can cause significant damage to healthy tissue surrounding the targeted cancer cells. Recurrent cancers may not be treatable with further radiation therapy. Radiation therapy may also cause additional significant adverse side effects such as burns to treated skin, organ damage and hair loss.

•	Chemotherapy. Chemotherapy may be used to treat cancer, but involves the use of toxic chemical agents. These toxic chemical agents affect both healthy and diseased cells and may cause additional significant adverse side effects such as hair loss, immune suppression, nausea and diarrhea.

•	Hormone Therapy. Hormone therapy may be used to treat cancer, but involves the use of substances that chemically inhibit the production of growth and reproductive hormones and is also limited in effectiveness. Hormone therapy may cause significant adverse side effects such as bone loss, hot flashes, impotence and blood clots.

Current Cancer Immunotherapy Approaches

      Immunotherapy can stimulate and enhance the body’s natural mechanism for destroying pathogens, such as cancer cells, and may overcome many of the limitations of traditional cancer therapies. Immunotherapy may be particularly useful to augment traditional cancer therapies. In recent years, two cancer immunotherapy approaches have emerged, with FDA approved products to address the limitations of traditional therapies:

•	Antibody-Based Therapies. Currently approved antibody-based cancer therapies have improved survival rates with reduced side effects when compared with traditional therapies. However, these antibody-based therapies can elicit an immune response against themselves because they contain mouse proteins or fragments of such proteins. This can limit their effectiveness and potentially endanger a patient’s health.

•	Immune-Modulating Agents. Currently approved immune-modulating agents, such as IL-2, GM-CSF and alpha-interferon, are known to have some ability to enhance the immune system and control cancer growth. However, these therapies involve delivery of the immune modulating agent through the blood system and therefore cannot be directed exclusively to cancer cells. This lack of selectivity may result in significant toxicity to healthy tissue.

Our Approaches

      We have developed two proprietary approaches, DCVax and HuRx, for stimulating and enhancing a patient’s cellular and humoral immune response to cancer. Given appropriate levels of future funding for development, which is not available to us at this time, we believe that DCVax and HuRx products may overcome the limitations of current cancer therapies and offer cancer patients safe and effective treatment alternatives, alone or in combination with other therapies.

DCVax

      Our DCVax platform combines our expertise in dendritic cell biology, immunology and antigen discovery with our proprietary process of producing and activating dendritic cells outside a patient’s body to develop therapeutic products that stimulate beneficial immune responses to treat cancer. We believe that DCVax has the following significant characteristics, the total of which, we believe makes it a potentially attractive alternative to current therapies.

•	Activates The Natural Immune System. Our DCVax products are designed to elicit a natural immune response. We believe that our pre-clinical and clinical trials have demonstrated that our DCVax product candidates can train a patient’s own Killer T cells to seek and destroy specifically targeted cancer cells. Our clinical trials have also shown that DCVax-Prostate stimulates the body to produce antibodies and T cells that bind to cancer-associated antigens and potentially destroy cancer cells marked by these antigens.

•	Multiple Cancer Targets. If we secure the necessary funding, we intend to apply our DCVax platform to treat a wide variety of cancers. The DCVax platform affords the flexibility to target many different forms of cancer through the possible direct intra-tumoral injection of partially mature dendritic cells or the pairing of dendritic cells with cancer-associated antigens, fragments of cancer-associated antigens or deactivated whole cancer cells.

•	No Significant Adverse Side Effects Or Toxicity. Our initial and now abandoned DCVax product candidate, DCVax-Prostate, has shown mild injection site reactions, which were typical and fully anticipated, but no significant adverse side effects in over 110 clinically administered injections. We believe that we minimize the potential for toxicity by using the patient’s own cells to create our DCVax products. Additionally, because our DCVax products are designed to target the cancer-associated antigens in the patient, we believe they minimize collateral damage to healthy cells.

•	Rapid Pre-Clinical Development. We believe that our DCVax technology, which was safely administered in a Phase I/II clinical trial for prostate cancer, will enable us to rapidly move new potential products into clinical trials within six to nine months of concept, subject to FDA approval and the availability of adequate resources. New DCVax product candidates simply require the direct injection of partially mature dendritic cells into solid tumors or the identification of cancer-associated antigens, fragments of cancer-associated antigens or whole cancer cells added to partially mature dendritic cells prior to injection into patients. To date, we have identified six cancer-associated antigens over a period of approximately two years.

•	Ease Of Administration. We initially collect a patient’s white blood cells in a single standard outpatient procedure called leukapheresis. After patient-specific manufacturing and quality control testing, each small dose of a DCVax product candidate is administered by a simple direct injection into a solid tumor or an intradermal injection in an outpatient setting.

•	Complementary With Other Treatments. Our DCVax product candidates are designed to stimulate the patient’s own immune system to safely target cancer cells. Consequently, we believe these products may be used as an adjuvant to traditional therapies such as chemotherapy, radiation therapy, hormone therapy and surgery.

HuRx

      Our HuRx platform is based on combining our expertise in monoclonal antibodies, immunology and antigen discovery with the efforts of strategic partners who have expertise in humanized and, or fully human monoclonal antibody development and production. We co-developed an initial HuRx product with Medarex, our first HuRx strategic partner. This strategic partnership enabled us to create a proprietary fully human monoclonal antibody-based prostate cancer product candidate that has been acquired by Medarex and is currently entering a FDA Phase I clinical trial. Products derived from our HuRx efforts are intended to have the following characteristics the total of which, we believe, will make them potentially attractive alternatives to current therapies:

•	Fully Human Antibodies. Current monoclonal antibody-based therapies contain mouse proteins or fragments of such proteins. Consequently, these therapies have the potential to elicit unwanted immune responses against the mouse proteins or protein fragments. Our first HuRx product candidate, which was co-developed with and acquired by Medarex, is based on monoclonal antibodies that are fully human, and thus do not contain any mouse proteins. As a result, we expect these products to exhibit a favorable safety profile and minimal, if any, unwanted immune response against the HuRx antibody-based therapy itself.

•	Rapid Pre-Clinical Development. We developed our initial HuRx product candidate in collaboration with Medarex. This strategic partnership combined our collective expertise in fully human monoclonal antibody technology, in-house development and clinical supply manufacturing. Our agreement with Medarex enables us to rapidly develop additional product candidates from our antigen discovery program. Consequently, we believe that, subject to FDA approval and the availability of adequate resources, we can progress from antigen discovery to clinical trials for each new HuRx product candidate in less than two years.

•	Cancer Specificity. Our proprietary antigens are significantly over-expressed in cancer cells. Our HuRx antibodies bind to these targeted cancer-associated antigens and potentially destroy cancer cells marked by these antigens. To date, we have identified five clinically validated antigens associated with twelve different cancers. Certain rights to three of our antigen targets have been acquired by Medarex.

•	Multiple Therapeutic Applications. We believe that HuRx antibodies may be used as stand-alone products that bind to cancer-associated antigens and potentially destroy cancer cells marked by these antigens. HuRx antibodies may also enable the targeted delivery of existing therapies such as radiation and cytotoxic agents. The inherent toxic effects of cytotoxic agents and radioactive materials on normal tissue could be minimized by coupling these agents to antibodies that have a high degree of specificity to cancer cells.

•	Commercialization. Based on our experience with the manufacturing of HuRx antibodies, we believe the manufacturing of these antibodies can be scaled to meet market demand. Antibody-based products are typically characterized by an inherent stability, resulting in a commercially acceptable shelf-life.

•	Complementary With Other Treatments. We believe that our HuRx product candidates may be suitable for use alone or in combination with currently approved therapies due to their complementary cell-killing properties.

      In addition, we believe that HuRx antibodies may be useful for the development of cancer diagnostic imaging products.

Our Clinical and Preclinical Development Programs

      Although we have suspended our previous clinical trials in order to conserve cash, we are continuing our efforts to develop DCVax- and HuRx-based therapeutic product candidates for the treatment of cancer. We have completed or largely completed our research and pre-clinical testing phases of four product candidates. Additionally, we have numerous projects in pre-clinical research and development. We are also actively engaged in the research and discovery of cancer-associated antigens and fragments of cancer-associated antigens that can be used with our DCVax and HuRx programs.

      The following table summarizes the targeted indications and status of our product candidates:

Product Candidate	Target Indications	Status(1)

DCVax Platform

DCVax-Prostate	Prostate cancer	Phase III — suspended and IND withdrawn in 2002 due to lack of funding

DCVax-Brain	Glioblastoma	Phase II — postponed until additional funding can be secured — Orphan Drug designation, granted December 2002

DCVax-Lung	Non-small cell lung cancer	Phase I — suspended and IND withdrawn in 2002 due to lack of funding

DCVax-Direct	Non-small cell lung, brain cancers	Pre-clinical

HuRx Platform

HuRx-Prostate	Prostate cancer	Phase I — IND submitted by Medarex in Q1, 2003. NWBT to receive royalty payments on potential future sales

Flt4	Prostate cancer	Pre-clinical work being completed by Medarex. NWBT to receive royalty payments on potential future sales

HuRx-Breast	Breast cancer	Pre-clinical

HuRx-Brain	Glioblastoma	Pre-clinical

HuRx-Colon	Colon cancer	Pre-clinical

HuRx-Melanoma	Melanoma	Pre-clinical

Gene Therapy

CXCR4	Breast cancer, Glioblastoma, Colon cancer and Melanoma	Pre-clinical

CX43	Breast cancer, Glioblastoma and Prostate cancer	Pre-clinical

(1)	Pre-clinical means that a product is undergoing efficacy and safety evaluation in disease models in preparation for human clinical trials. Phase I-III clinical trials denote safety and efficacy tests in humans as follows:

                                   Phase I:   Evaluation of safety and dosing.

                                   Phase II:  Evaluation of safety and efficacy.

                                   Phase III: Larger scale evaluation of safety and efficacy.

Our DCVax Platform

      The DCVax platform uses our proprietary process to efficiently produce and activate dendritic cells outside of a patient’s body. Our Phase I/ II clinical trial for DCVax-Prostate demonstrated that these cells can generate an effective immune system response when administered therapeutically. Manufacture of a DCVax product takes approximately 30 days to complete, and is characterized by the following sequence:

•	Collection. A patient’s white blood cells are collected in a single and simple outpatient procedure called leukapheresis.

•	Isolation of Precursors. These cells are sent to our manufacturing facility, where dendritic cell precursors are isolated from the patient’s white blood cells.

•	Transformation by Growth Factors. Dendritic cell precursors are transformed, through the application of specific growth factors, into highly pure populations of immature dendritic cells during a six-day culture period.

•	Maturation. Immature dendritic cells are exposed to a proprietary maturation factor in order to maximize Helper T cell, Killer T cell and B cell activation.

•	Harvest for DCVax-Direct. These dendritic cells can be harvested for DCVax-Direct and separated into single-use DCVax administration vials, frozen and stored for the quality control sequence without the antigen display step. These cells are ready for direct intratumoral injection into patients.

•	Antigen Display. Cancer-associated antigens, fragments of cancer-associated antigens or deactivated whole cancer cells are added to, ingested and processed by the maturing dendritic cells, causing the dendritic cells to display fragments of cancer-associated antigens on their outer cell surfaces.

•	Harvest. These dendritic cells are harvested and separated into single-use DCVax administration vials, frozen and stored.

•	Quality Control. Each DCVax product lot undergoes rigorous quality control testing, including 14-day sterility testing for bacterial and mycoplasma contamination, and potency testing prior to shipment to the administration site for injection.

      We believe that, our DCVax platform affords us the flexibility to target many different forms of cancer through the direct intra-tumoral injection of dendritic cells or the pairing of dendritic cells with cancer-associated antigens, pieces of cancer-associated antigens or deactivated whole cancer cells. We have either patented or licensed critical intellectual property encompassing this technology.

DCVax Product Candidates

DCVax-Prostate

      DCVax-Prostate, our initial, and now abandoned, dendritic cell-based product candidate, resulted from combining our DCVax platform with the cancer-associated antigen prostate specific membrane antigen, or PSMA. PSMA is located on the surface of prostate cells. It is expressed at very low levels on benign or healthy prostate cells, and at much higher levels on prostate cancer cells. Because PSMA is over-expressed in virtually all prostate cancers, it represents an effective target for prostate cancer therapeutics. Although we are no longer evaluating DCVax-Prostate, our Phase I/ II clinical trial provided us with important results supporting the potential value of our DCVax platform as the basis for new cancer immunotherapies.

      In September 1999, we filed an application to conduct a Phase I/II clinical trial for DCVax-Prostate to treat late-stage prostate cancer patients for whom hormone therapy was no longer effective. This trial was carried out at M.D. Anderson Cancer Center and at UCLA, involved the administration of DCVax-Prostate to thirty-two evaluable patients in order to establish the safety and efficacy of three different dosage levels of DCVax-Prostate.

      We observed stabilization of disease at 26 weeks in 52% (16 of 31) of the patients in our Phase I/II clinical trial. Twelve of these stable patients did not have measurable metastatic disease at the time of treatment and all twelve were stable, as measured by radiographic criteria, at weeks 26 to 28 with a median time to progression of 40 weeks. These results can be compared to results for another experimental therapy given to similar patients without metastatic disease that had a median time to progression of 29 weeks. Patients with measurable metastatic disease in our Phase I/II clinical trial had a median time to progression of 20 weeks. These results can be compared to results for another experimental therapy given to patients with metastatic disease that had a median time to progression of 16 weeks with control or placebo progression occurring at 9 weeks. Eighty-three percent (83%) of patients had an immune response following treatment with DCVax-Prostate, as measured by the amount of immune-reactive substances found in the blood of patients, which formed specifically in response to PSMA.

DCVax-Brain and DCVax-Direct

      DCVax-Brain uses our DCVax platform in combination with glioblastoma-associated antigen fragments. Our clinical collaborators at UCLA conducted a Phase I clinical trial to assess the safety and efficacy of dendritic cell-based immunotherapy for glioblastoma. They have informed us that it has been safely administered to 12 patients and provided us with preliminary data. Seven of these patients were newly diagnosed and to date have a mean time to progression of 18.2 months (two patients have yet to progress after 19 and 29 months respectively) compared to 7 months for historical controls. Survival to date averages 20.7 months compared to 15 months of survival for historical controls. Only one patient, from the newly diagnosed group, has died (at 19 months). The five patients with recurrent disease all progressed with a mean of 15.2 months compared to 5 months for historical controls. Average survival to date is 11.8 months compared to 10 months for historical controls. Three of these patients, from the recurring group, remain alive. Based on these results, we have received clearance from the FDA to conduct a Phase II clinical trial with DCVax-Brain and we have been granted Orphan Drug designation for this application of DCVax.

      DCVax-Direct uses our DCVax platform to produce dendritic cells suitable for direct injection into solid tumors. Several scientific studies have shown that dendritic cells injected into solid tumors in animal models can result in tumor regression. We have continued pre-clinical development of this application and have requested a grant from the National Institutes of Health to potentially fund a future DCVax-Direct Phase I clinical trial for brain cancer.

      Target Market. The American Cancer Society estimated that 17,000 new cases of brain cancer would be diagnosed in the United States during 2002. Deaths from brain cancer are estimated at 13,100 per year. The most common and lethal form of brain cancer is glioblastoma, the indication we are targeting with DCVax-Brain and DCVax-Direct. We estimate that our DCVax products could address a population consisting of approximately 10,000 new patients per year.

      Current Treatments. Existing treatments for glioblastoma include surgery, radiation and chemotherapy. These existing treatments are often used in various combinations and/or sequences and have significant adverse side effects. In its most recent study, The National Institutes of Health reported that the 1989-1996 five-year survival rate for all brain cancer patients was only 31%. Following initial treatment, virtually all cases of this cancer recur, with a life expectancy of approximately one year following recurrence. Few effective therapies exist for these patients. We believe that DCVax-Brain and DCVax-Direct may address this critical unmet medical need.

DCVax-Lung and DCVax Direct

      DCVax-Lung was designed to use our DCVax platform in combination with isolated and deactivated lung cancer cells as antigens. Although we received clearance from the FDA to conduct a Phase I clinical trial to assess the safety and efficacy of DCVax-Lung, due to lack of financial resources, we suspended the initiation of this trial.

      DCVax-Direct uses our DCVax platform to produce dendritic cells suitable for direct injection into solid tumors. Several scientific studies have shown that dendritic cells injected into solid tumors in animal models can result in tumor regression. We have continued pre-clinical development for this application and have requested a grant from the National Institutes of Health to potentially fund a future DCVax-Direct Phase I clinical trial for non-small cell lung cancer.

      Target Market. The American Cancer Society estimated that 169,400 new cases of lung cancer would be diagnosed in the United States during 2002. Approximately 80% of these cases are expected to be attributable to non-small cell lung cancer, the indication we were targeting with DCVax-Lung and are now targeting with DCVax-Direct. Deaths from all forms of lung cancer are estimated at 154,900 per year.

      Current Treatments. Existing treatments for non-small cell lung cancer include surgery and radiation therapy, which are used in various combinations. These treatments have significant adverse side effects. In its most recent study, the National Institutes of Health reported that the 1989-1996 five-year survival rate for non-small cell lung cancer patients was only 6.2%. Following initial treatment, virtually all cases of this cancer recur, with a life expectancy of approximately one year following recurrence. No effective therapy exists for these patients. We believe that DCVax-Direct may address this critical unmet medical need.

Our HuRx Platform

      Our HuRx platform is based on combining our expertise in monoclonal antibodies, immunology and antigen discovery with strategic partners who have expertise in humanized and, fully human monoclonal antibody development. We co-developed our initial HuRx products with Medarex. We believe our relationship with Medarex and future strategic partners may enable us to create proprietary humanized and fully human monoclonal antibody-based cancer therapies. We develop our HuRx products in the following sequence:

•	Identification. We identify, validate and select a potentially useful cancer-associated antigen for our HuRx platform.

•	Immunization. This cancer-associated antigen is used to immunize non-transgenic or transgenic mice. These mice create B cells, which produce non-human or fully human cancer-associated antigen-specific antibodies.

•	Selection And Culturing. From the B cells created during immunization, we select single antibody-producing cells, which we then culture to large quantities. These cells produce identical antibodies with high specificity to the targeted cancer-associated antigen.

•	Analysis And Evaluation. These non-human or fully human monoclonal antibodies are analyzed for specificity to the cancer-associated antigen, ability to bind to live cancer cells with high affinity and ability to kill those cells. In addition, the antibody-producing cells are evaluated for their ability to generate high quantities of the selected antibodies.

•	Humanization. The non-human antibody with the most favorable properties can then be humanized, or stripped of its mouse characteristics.

•	Manufacturing. Our HuRx humanized or fully human monoclonal antibodies are then manufactured for clinical trials under FDA guidelines.

      We believe that, given additional funding, our antigen discovery program may enable us to identify and develop cancer-associated antigens for the HuRx platform, potentially expanding our portfolio of potential therapeutic products. We expect that the antibodies generated by the HuRx platform may be useful as potential products or as products coupled with cytotoxins or radioactive agents.

HuRx Product Candidates

HuRx-Prostate

      HuRx-Prostate resulted from combining the HuRx platform with the cancer-associated antigen PSMA to create therapeutically useful antibodies. These antibodies bind to and initiate the destruction of cancer cells marked by PSMA. We co-developed and then sold this product to Medarex. Medarex has filed an IND with the FDA to begin a Phase I clinical trial in 2003.

      Target Market. The American Cancer Society estimated that 189,100 new cases of prostate cancer would be diagnosed in the United States during 2002. Deaths from prostate cancer are estimated at 30,200 per year. We estimate that there is an initial HuRx-Prostate target population of approximately 73,000 patients with late stage or hormone refractory prostate cancer.

      Current Treatments. Existing treatments for localized prostate cancer include surgery and various forms of radiation therapy. The current standard-of-care for treating metastatic prostate cancer is hormone therapy. Although this therapy achieves temporary tumor control, the National Cancer Institutes’ 1989-1996 five-year survival rate for metastatic prostate cancer is only 33%. Moreover, hormone therapy may cause significant adverse side effects such as bone loss, hot flashes, impotence and blood clots. Disease progression in the presence of hormone therapy occurs on average in two years, and is then classified as hormone refractory prostate cancer. Approximately 50% of patients with hormone refractory prostate cancer will die within one year of its onset. Currently, the only FDA approved treatments for hormone refractory prostate cancer are chemotherapy and radioactive pharmaceuticals, which can alleviate cancer-related symptoms but may cause significant adverse side effects and do not prolong survival. We believe that HuRx-Prostate may address this critical unmet medical need.

HuRx-Lung, HuRx-Breast, HuRx-Brain, HuRx-Colon and HuRx-Melanoma

      We have selected cancer-associated antigens for non-small cell lung cancer, breast cancer, glioblastoma, colon cancer and melanoma. Medarex has acquired certain rights to the cancer associated antigen to small cell lung cancer. According to the American Cancer Society, these conditions represent approximately 32% of all cancers expected to be diagnosed in the United States in the year 2002. We are currently developing antibodies to be humanized or immunizing materials for the generation of fully human monoclonal antibodies targeted to antigens associated with these cancers.

Gene Therapy Program

      Cancer is characterized by normal cellular activity becoming aberrant as a result of altered gene function or expression. The result of this alteration is uncontrolled cell division. Gene therapy involves the use of genes for the purpose of expressing specific proteins in cancer cells that alter the aberrant behavior of those cancer cells in order to:

•	normalize uncontrolled cell division;

•	increase sensitivity to treatments capable of inducing cell death; or

•	induce cell death.

      We have identified two genes, which we are evaluating as potential targets for developing therapies for breast cancer, glioblastoma, colon cancer, melanoma and prostate cancer. We intend to use the pre-clinical data developed to explore opportunities to license this technology to others.

Strategic Partnerships

      We have entered into the following strategic partnerships:

      Medarex, Inc. In April 2001, we entered into a collaboration agreement with Medarex to produce fully human monoclonal antibodies to certain antigen targets identified by us. The agreement called for joint development of antibodies to at least eight cancer-associated antigen targets. Under the agreement, certain profits, losses and costs associated with the development of our HuRx products were to be shared equally by both of us, and certain other costs were borne entirely by each party. This relationship was governed by a joint steering committee composed of representatives of both companies to make development and commercialization decisions concerning jointly developed fully human monoclonal antibody product candidates. Each of us had the right to elect not to participate in the joint development of antibodies to a given antigen target and receive instead certain milestone and royalty payments on net sales. The agreement was to terminate upon the latter of one year after completion of the research activities thereunder, or the date on which neither party is exploiting any products developed thereunder. The agreement was also subject to termination if either party breached its material obligations under the agreement.

      On December 9, 2002, we signed an agreement with Medarex providing us with $3.0 million in working capital, potential future royalties, and certain diagnostic rights for two of the three cancer-related disease targets being acquired by Medarex. These targets were previously co-owned by the companies. The agreement also provides Medarex with the assignment of certain patents related to the acquired targets for the development and commercialization of antibody-based products including fully human PSMA (Prostate Specific Membrane Antigen) antibodies for the potential treatment of cancer. Medarex submitted an IND to the FDA in January 2003 to initiate a Phase I clinical trial to evaluate the fully human PSMA antibody co-developed by Medarex and ourselves as a possible treatment for hormone refractory prostate cancer. In addition, this agreement allowed for us to reacquire all development and commercialization rights we previously granted Medarex, Inc. to five potential additional cancer-related disease targets. Pursuant to this agreement, we issued to Medarex 2.0 million shares of our non-registered common stock and warrants to purchase an additional 800,000 shares of our non-registered common stock at an average exercise price of $0.165 per share.

      UCLA Sponsored Research Agreements. In April 2001, we entered into an agreement with the Regents of the University of California, Los Angeles, pursuant to which scientists at that institution assisted us in our Phase I clinical trials for DCVax-Lung. In August 2001, we entered into another agreement with the Regents of the University of California, Los Angeles, pursuant to which scientists at that institution will assist us in our Phase II clinical trials for DCVax-Brain, if funding can be secured.

      University of Iowa Agreement. In 2002, we effected a material transfer agreement with the University of Iowa, pursuant to which scientists at that institution will assist us in the supply of patient brain and lung tumor samples necessary for our Phase I clinical trial for DCVax-Direct and our Phase II clinical trial for DCVax-Brain, if funding can be secured.

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

Manufacturing

      We have limited manufacturing facilities for the production of our product candidates currently under development. We expect to rely upon third-party manufacturers to produce some of our product candidates for pre-clinical, clinical and commercial purposes. Furthermore, the product candidates under development by us have never been manufactured on a commercial scale and may not be able to be manufactured at a cost or in sufficient quantities to make commercially viable products.

Marketing

      In the event that we secure funding and develop an approved product, we plan to market such product in strategic partnership with established pharmaceutical companies. Our collaboration with these companies may take the form of royalty agreements, licensing agreements or other co-marketing arrangements. The U.S. oncology market is characterized by highly concentrated distribution channels. To be successful in producing a commercially viable product, we may need to develop a direct sales force to market that product in the United States.

Intellectual Property

      We seek to protect our commercially relevant proprietary technologies through patents both in the United States and abroad. We have several issued United States and foreign patents and patent applications pending in a number of areas that we believe will be valuable to our business, including dendritic cell isolation and manipulation and the use of dendritic cells for immunotherapy as well as monoclonal antibodies which bind to the portion of PSMA outside of the cell. Our issued patents expire on dates between 2015 and 2017. We intend to continue using our scientific expertise to pursue and patent new developments with respect to uses, methods, and compositions to enhance our position in the field of cancer treatment.

      On December 9, 2002 we entered into an agreement with Medarex selling certain rights, titles and interest in three antigen targets pertaining to our fully human monoclonal antibodies. The agreement terms include certain upfront payments and a royalty on future products sales. The agreement expires upon the latter of the expiration of the underlying patents or 10 years after the first commercial sale in an applicable country of an applicable royalty product.

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

      If we become involved in any litigation, interference or other administrative proceedings, we will incur substantial expenses and the efforts of our technical and management personnel will be significantly diverted. An adverse determination may subject us to significant liabilities or require us to seek licenses, which may not be available. We may also be restricted or prevented from manufacturing and selling our products, if any, in the event of an adverse determination in a judicial or administrative proceeding, or if we fail to obtain necessary licenses. In addition, any potential litigation or dispute may, as a result of our lack of funding, require us to further reduce or even curtail our operations entirely.

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

      Most of our competitors have significantly greater resources and expertise in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals and marketing. In addition, many of these competitors have become more active in seeking patent protection and licensing arrangements in anticipation of collecting royalties for use of technology they have developed. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors may prevent us from recruiting and retaining qualified scientific and management personnel, or from acquiring technologies complementary to our programs.

      We expect that our ability to compete effectively will be dependent upon our ability to:

•	Secure the necessary funding to continue our development efforts with respect to our product candidates;

•	successfully complete clinical trials and obtain all requisite regulatory approvals;

•	maintain a proprietary position in our technologies and products;

•	attract and retain key personnel; and

•	maintain existing or enter into new strategic partnerships.

Governmental Regulation

      Governmental authorities in the United States and other countries extensively regulate the pre-clinical and clinical testing, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution, among other things, of immunotherapeutics. In the United States, the Food and Drug Administration subjects pharmaceutical and biologic products to rigorous review. Even if we ultimately receive FDA approval for one or more of our products, if we or our strategic partners do not comply with applicable requirements, we may be fined, our products may be recalled or seized, our production may be totally or partially suspended, the government may refuse to approve our marketing applications or allow us to distribute our products, and we may be criminally prosecuted. The FDA also has the authority to revoke previously granted marketing authorizations.

      In order to obtain approval of a new product from the FDA, we must, among other requirements, submit proof of safety and efficacy as well as detailed information on the manufacture and composition of the product. In most cases, this proof requires documentation of extensive laboratory tests, and pre-clinical and clinical trials. This testing, and the preparation of necessary applications and processing of those applications by the FDA are expensive and typically take several years to complete. The FDA may not act quickly or favorably in reviewing these applications, and we may encounter significant difficulties or costs in our efforts to obtain FDA approvals that could delay or preclude us from marketing any products we may develop. The FDA also may require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of these products. Regulatory authorities may withdraw product approvals if we fail to comply with regulatory standards or if we encounter problems following initial marketing. With respect to patented products or technologies, delays imposed by the governmental approval process may materially reduce the period during which we will have the exclusive right to exploit the products or technologies.

      After an investigational new drug application becomes effective, a sponsor may commence human clinical trials. The sponsor typically conducts human clinical trials in three sequential phases, but these phases may overlap. In Phase I clinical trials, the product is tested in a small number of patients or healthy volunteers, primarily for safety at one or more doses. In Phase II, in addition to safety, the sponsor evaluates the efficacy of the product in a patient population somewhat larger than Phase I clinical trials. Phase III clinical trials typically involve additional testing for safety and clinical efficacy in an expanded population at geographically dispersed test sites. The sponsor must submit to the FDA a clinical plan, or protocol, accompanied by the approval of a clinical site responsible for ongoing review of the investigation, prior to commencement of each clinical trial. The FDA or a clinical site may order the temporary or permanent discontinuation of a clinical trial at any time, if the trial is not being conducted in accordance with FDA or clinical site requirements or presents a danger to its subjects.

      The sponsor must submit to the FDA the results of the pre-clinical and clinical trials, together with, among other things, detailed information on the manufacture and composition of the product, in the form of a new drug application or, in the case of a biologic, a biologics license application. The FDA is regulating our therapeutic vaccine product candidates as biologics and, therefore, we must submit biologics license applications to the FDA to obtain approval of our products. In a process which generally takes several years, the FDA reviews this application and, when and if it decides that adequate data is available to show that the new compound is both safe and effective and that all other applicable requirements have been met, approves the drug or biologic for marketing. The amount of time taken for this approval process is a function of a number of variables, including the quality of the submission and studies presented, the potential contribution that the compound will make in improving the treatment of the disease in question, and the workload at the FDA. It is possible that our product candidates will not successfully proceed through this approval process or that the FDA will not approve them in any specific period of time.

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

      The FDA may, during its review of a new drug application or biologics license application, ask for additional test data. If the FDA does ultimately approve a product, it may require post-marketing testing, including potentially expensive Phase IV studies, and surveillance to monitor the safety and effectiveness of the drug. In addition, the FDA may in some circumstances impose restrictions on the use of an approved drug, which may be difficult and expensive to administer, and may require prior approval of promotional materials.

      Before approving a new drug application or biologics license application, the FDA also will inspect the facilities at which the product is manufactured and will not approve the product unless the manufacturing facilities are in compliance with guidelines for the manufacture, holding, and distribution of a product. Following approval, the FDA periodically inspects drug and biologic manufacturing facilities to ensure continued compliance with manufacturing guidelines. Manufacturers must continue to expend time, money and effort in the areas of production, quality control, record keeping and reporting to ensure full compliance with those requirements. The labeling, advertising, promotion, marketing and distribution of a drug or biologic product must also be in compliance with FDA regulatory requirements. Failure to comply with applicable requirements can lead to the FDA demanding that production and shipment cease, and, in some cases, that the manufacturer recall products, or to FDA enforcement actions that can include seizures, injunctions and criminal prosecution. These failures can also lead to FDA withdrawal of approval to market the product.

      We, and our strategic partners, are also subject to regulation by the Occupational Safety and Health Administration, the Environmental Protection Agency, the Nuclear Regulatory Commission and other foreign, federal, state and local agencies under various regulatory statutes, and may in the future be subject to other environmental, health and safety regulations that may affect our research, development and manufactur-

ing programs. We are unable to predict whether any agency will adopt any regulation, which could limit or impede on our operations.

      Sales of pharmaceutical products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. Whether or not we have obtained FDA approval, we must obtain approval of a product by comparable regulatory authorities in foreign countries prior to the commencement of marketing the product in those countries. The time required to obtain this approval may be longer or shorter than that required for FDA approval. The foreign regulatory approval process includes all the risks associated with FDA regulation set forth above, as well as country-specific regulations.

Employees

      As of December 31, 2002, we employed 20 personnel, including 9 in manufacturing, support and administration and 11 employees in research and development. Each of our employees has signed a confidentiality agreement and none is covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and consider our employee relations to be positive.

Executive Officers

      The names of our senior executives and our officers as of December 31, 2002 and information about them is presented below.

Name	Age	Position

Daniel O. Wilds	54	Chairman of the Board, President and Chief Executive Officer
Alton L. Boynton, Ph.D.	58	Executive Vice President, Chief Scientific Officer, Chief Operating Officer and Secretary
Marnix Bosch, Ph.D.	43	Vice President of Vaccine Research and Development
Eric Holmes, Ph.D.	51	Vice President of Biomedical Research and Development
Patricia A. Lodge, Ph.D.	42	Vice President of Operations and Process Development

      Daniel O. Wilds. Mr. Wilds was named Chairman of our board of directors in June 2001, and has served as President, Chief Executive Officer and a director since February 1998. Prior to joining us, Mr. Wilds was President and Chief Executive Officer of Shiloov Biotechnologies (USA), Inc., from July 1997 to January 1998. In early 1997, Mr. Wilds was a self-employed consultant, providing advisory services to biotechnology companies. From 1992 through 1996, Mr. Wilds was President and Chief Executive Officer of Adeza Biomedical Corporation, prior to which he served in several general and senior management positions in the biomedical and biopharmaceutical fields during his 24 years with Baxter International and Baxter Healthcare Corporation. Mr. Wilds holds a B.A. from California State University, Los Angeles and an MBA from Northwestern University.

      Alton L. Boynton, Ph.D. Dr. Boynton co-founded our company, has served as our Secretary and Chief Operating Officer since August 2001, has served as our Executive Vice President since July 2000, has served as our Chief Scientific Officer and a director since our inception in 1996. Dr. Boynton has also served as Director of the Department of Molecular Medicine of Northwest Hospital since 1995 where he has coordinated the establishment of a program centered on carcinogenesis. Dr. Boynton is an internationally recognized scientist in the cellular and molecular mechanisms causing cancer. Dr. Boynton has been funded by the National Cancer Institutes for more than 20 years and has authored more than 150 publications. Dr. Boynton received his Ph.D. in Radiation Biology from the University of Iowa in 1972.

      Marnix L. Bosch, Ph.D. Dr. Bosch joined our Company in 2000, and has served as our Vice President for Vaccine R&D since July 2001. Prior to joining us, Dr. Bosch was a member of the faculty of the Department of Pathobiology at the University of Washington, and he continues to serve that Department as an

Affiliate Associate Professor. He worked at the National Institutes of Health (Bethesda, MD) and the National Institutes of Health and Environmental Protection (Bilthoven, the Netherlands) prior to joining the University of Washington. He has authored more than 40 research publications in virology and immunology, and is an inventor on several patent applications on dendritic cell product manufacturing. Dr. Bosch obtained his Ph.D. in Medicine at the University of Leiden, the Netherlands in 1987

      Eric Holmes, Ph.D. Dr. Holmes co-founded our company, and has served as our Vice President of Biomedical Research and Development since September of 2001. He established and coordinated a research program focusing on regulation of biosynthesis of cell surface carbohydrate antigens and monoclonal antibody development. He currently directs our monoclonal antibody development activities. Dr. Holmes is an author of over 90 publications and has had research funding from the National Cancer Institutes for over 20 years. Dr. Holmes received his Ph.D. in Biochemistry from the University of California, Davis in 1979.

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

Factors That May Affect Results of Operations and Financial Condition

      This section briefly discusses certain risks that should be considered by our stockholders and prospective investors. You should carefully consider the risks described below, together with all other information included in this Annual Report on Form 10-K and the information incorporated by reference. If any of the following risks actually occur, our business, financial condition or operating results could be harmed. In such case, you could lose all of your investment.

We will need to raise additional capital that may not be available, which could adversely affect our operations.

      We will need to raise more money to continue our operations. We may seek additional funds from public and private stock offerings, strategic partnerships and licenses, borrowing under lease lines of credit or other sources. These additional forms of capital may not be available on terms acceptable to us, or at all. Any additional equity financing may be dilutive to stockholders, and debt financing, if available, may include restrictive covenants. If we cannot raise more money when needed, we may have to further reduce our capital expenditures, scale back our development of new product candidates, reduce our workforce or license to others product candidates that we otherwise would seek to commercialize ourselves or, voluntarily liquidate the assets of the company.

      Moreover, our cash used in operations has exceeded cash generated from operations in each period since our inception. For example, we used approximately $6.4 million of net cash in operating activities in 2000, approximately $8.9 million in 2001 and approximately $13.1 in 2002. Due to our late 2002 restructuring, we expect net cash used in operations to decrease in the near future, but our restructuring efforts may not result in the savings we anticipate. We currently expect that our existing resources will be sufficient to fund our reduced operations into the fourth quarter of 2003. However, these circumstances raise substantial doubt about our ability to continue as a going concern.

We expect to continue to incur substantial losses, and we may never achieve profitability.

      We have incurred net losses every year since our inception in March 1996 and, as of December 31, 2002, we had a deficit accumulated during the development stage of approximately $58.5 million. We have had net losses applicable to common stockholders as follows:

•	$5.0 million in 1998;

•	$6.0 million in 1999;

•	$13.2 million in 2000;

•	$17.3 million in 2001; and

•	$12.8 million in 2002

      We expect that these losses will continue and anticipate negative cash flows from operations for the foreseeable future. Because of our current cash position, we will need to secure additional funding to continue operations. In addition, we will need to generate revenue sufficient to cover operating expenses and research and development costs to achieve profitability. We may never achieve or sustain profitability.

As a company in the early stage of development with an unproven business strategy, our limited history of operations makes an evaluation of our business and prospects difficult.

      We have had a limited operating history and are at an early stage of development. We may not be able to achieve revenue growth in the future. We have generated the following limited revenues:

•	$385,000 in 1998;

•	$211,000 in 1999;

•	$156,000 in 2000;

•	$129,000 in 2001; and

•	$9,000 in 2002

      We have derived most of these limited revenues from:

•	the sale of research products to BioWhittaker, Inc., our sole customer;

•	contract research and development from related parties; and

•	research grants.

      In the future, we anticipate that our revenues will be derived primarily through the sale of research products until the commercialization of our product candidates, none of which are currently approved for commercial sale. As a result of these factors, it is difficult to evaluate our prospects, and our future success is more uncertain than if we had a longer or more proven history of operations.

Failure to obtain regulatory approval for one or more of our product candidates could significantly harm our business.

      All of our product candidates are in early stages of development. None of our product candidates will be commercially available prior to FDA approval. Significant further research and development, financial resources and personnel will be required to develop commercially viable products and obtain regulatory approvals. Much of our efforts and expenditures over the next few years will be devoted to our lead product candidates, DCVax-Brain, DCVax-Direct and HuRx antibody-based products. Success in pre-clinical and early clinical trials does not ensure that subsequent large-scale trials will be successful nor is it a basis for predicting final results. A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after promising results have been achieved in earlier trials. Failure to obtain FDA approval for one or more of our product candidates could significantly harm our business.

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

      We have limited experience in conducting and managing clinical trials. We rely on third parties, including our strategic partners, to assist us in managing and monitoring all of our clinical trials. Our reliance on these third parties may result in delays in completing, or failure to complete, these trials if the third parties fail to perform under the terms of our agreements with them. For example, we relied solely on Quintiles Laboratories Limited to provide us with analytical and data management services in connection with our Phase III clinical trial for DCVax-Prostate. If the trial had continued, we may have not been able to find a sufficient alternative supplier of these services in a reasonable time period, or on commercially reasonable terms, if at all. In the future, if we are unable to obtain similar or alternative suppliers or suppliers of these services, we might be forced to curtail some or all of our clinical trial activities.

We may choose to, or may be required to, suspend, repeat or terminate our clinical trials, if we have insufficient funds, if they are not conducted in accordance with regulatory requirements, the results are negative or inconclusive, or the trials are not well designed.

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

      We have suspended our clinical trials related to DCVax-Prostate and DCVax-Lung. Our other clinical trials are on hold as we have insufficient funds to initiate these trials. It is uncertain whether we will be able to raise sufficient capital to continue any clinical trials.

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

Because we lack sales and marketing experience, we may experience significant difficulties commercializing our products.

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

      We have limited manufacturing facilities and expertise to produce our product candidates. For the duration of our potential clinical trials and pre-development efforts, we believe that third-party manufacturers, such as Medarex, will produce some or all of the components of our product candidates. They will also package, label and distribute some or all of those products. Although we believe that such third parties have adequate resources to meet our needs, we cannot directly control the amount or timing of resources they will devote to our product candidates.

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

      The success of our business strategy partially depends upon our ability to develop and maintain multiple strategic partnerships and to manage them effectively. Therefore, our success depends partially upon the performance of our strategic partners. Currently, our primary strategic partner is Medarex. We cannot directly control the amount and timing of resources that our existing or future strategic partners devote to the research, development or marketing of our products. As a result, those strategic partners:

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

      We have seven issued patents (four in the United States and three in foreign jurisdictions) and 68 patent applications pending (18 in the United States and 50 in foreign jurisdictions) which cover the use of dendritic cells in DCVax as well as targets for either DCVax or HuRx-based therapies. The issued patents expire at dates from 2015 to 2017.

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

      We rely on our licenses from our agreement with Medarex and may rely on other licenses in the future to use various technologies that may be material to our business. We rely upon our licensors to prevent infringement of the licensed patents. Our rights to use these technologies and employ the inventions claimed in the licensed patents are or may be subject to our licensors abiding by the terms of those licenses and not terminating them.

If we lose key management or scientific personnel or cannot recruit qualified employees, our business could suffer.

      We are highly dependent on the principal members of our management and scientific staff, including Daniel O. Wilds, our Chairman, President and Chief Executive Officer, and Alton L. Boynton, our Executive Vice President, Chief Operating Officer, Chief Scientific Officer and Secretary, and other members of senior management. Experienced biotechnology executives are few in number, and we believe it would be very difficult and time-consuming to replace either Mr. Wilds or Dr. Boynton. We are dependent upon Mr. Wilds and his position in the biotechnology community to continue our efforts to pursue strategic partnerships and commercialize our product candidates. Dr. Boynton is one of our founders, has substantial experience in immunotherapy research and is a recognized leader in that field of study.

      With the exception of Mr. Wilds and Dr. Boynton, none of the principal members of our management team or scientific staff have entered into employment agreements with us, nor, with the exception of Mr. Wilds and Dr. Boynton, do we have any key person life insurance on such individuals. Additionally, as a practical matter, any employment agreement we enter into will not ensure the retention of the employee who is a party to the agreement.

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

      We have purchased liability insurance coverage in the amount of $10.0 million for our past clinical trials and for the research products we may sell. We intend to seek additional liability insurance coverage if and when we restart our suspended clinical trials or develop products that are approved for commercialization. We may be unable to obtain or maintain product liability insurance in the future on acceptable terms. Even if we are able to purchase the insurance, the policy limits may be insufficient to cover all potential claims or liabilities. Insufficient insurance to cover any damages resulting from a claim could seriously harm our business.

We use hazardous materials and must comply with environmental, health and safety laws and regulations, which can be expensive and restrict how we do business.

      We store, handle, use and dispose of controlled hazardous, radioactive and biological materials in our business. Our current use of these materials generally is below thresholds giving rise to burdensome regulatory requirements. Our development efforts, however, may result in our becoming subject to additional requirements, and if we fail to comply with applicable requirements we could be subject to substantial fines and other sanctions, delays in research and production, and increased operating costs. In addition, if regulated materials were improperly released at our current or former facilities or at locations to which we send materials for disposal, we could be strictly liable for substantial damages and costs, including cleanup costs and personal injury or property damages, and incur delays in research and production and increased operating costs.

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

      As of March 18, 2003, we have 18,930,276 shares of common stock outstanding. The 4.0 million shares sold in our initial public offering are freely tradable without restriction or further registration under the federal securities laws unless purchased by our affiliates. Of our remaining outstanding shares, 12,930,276 may be sold in the public market, subject in some cases to volume and other limitations.

      If our stockholders sell substantial amounts of common stock in the public market, or the market perceives that such sales may occur, the market price of our common stock could fall. The holders of a substantial majority of our outstanding shares of common stock will have rights, subject to some conditions, to include their shares in registration statements that we may file for ourselves or other stockholders. Furthermore, if we were to include in a company-initiated registration statement shares held by those holders pursuant to the exercise of their registration rights, those sales could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

      Pursuant to our December 2002 agreement with Medarex, we issued 2.0 million shares of our non-registered common stock and warrants to purchase 800,000 shares of our non-registered common stock at an average exercise price of $0.165 per share. Pursuant to the agreement, Medarex has certain rights to include its shares in registration statements that we may file for ourselves or other stockholders. Furthermore, if we were to include in a company-initiated registration statement shares held by Medarex pursuant to the exercise of their registration rights, those sales could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

Our principal stockholders, executive officers and directors own a significant percentage of our stock and, as a result, the trading price for our shares may be depressed and these stockholders can take actions that may be adverse to your interests.

      Our principal stockholders, executive officers, and directors and entities affiliated with them, in the aggregate, beneficially own approximately 42.0% of our common stock as of December 31, 2002. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

There may not be an active, liquid trading market for our common stock.

      Prior to December 14, 2001, there had been no public market for our common stock. On December 23, 2002, we were delisted from the Nasdaq National Market and subsequently listed on the OTC Bulletin Board. You may not be able to sell your shares quickly or at the market price if trading in our stock is not active.

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

      The market prices of the securities of biotechnology companies, particularly companies like ours without earnings and consistent product revenues, have been highly volatile and are likely to remain highly volatile in the future. This volatility has often been unrelated to the operating performance of particular companies. In the past, securities class action litigation has often been brought against companies that experience volatility in the market price of their securities. Moreover, market prices for stocks of biotechnology-related and technology companies, can occasionally reach levels that bear no relationship to the operating performance of such companies. These market prices generally are not sustainable and are subject to wide variations. Whether or not meritorious, litigation brought against us could result in substantial costs, divert management’s attention and resources and harm our financial condition and results of operations.

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

Item 2.	Properties

      We maintain our headquarters in Bothell, Washington where we lease approximately 39,000 square feet of laboratory, research and development, expansion and general administration space. Our lease expires in September 2009 and, at our option, may be extended for two consecutive five-year periods. During 2002, we subleased approximately 3,000 square feet of this facility to the Northwest Hospital Department of Molecular Medicine. This sublease terminated on December 31, 2002.

      As part of our 2002 restructuring, we have engaged the services of a commercial real estate broker to sublet approximately 50% of our existing Bothell, Washington facility. As of March 16, 2003, we have not entered into a sublease agreement for any portion of our Bothell facility.

Item 3.	Legal Proceedings

      We are not a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the Company’s stockholders during the quarter ended December 31, 2002.

PART II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters

Market Information and Price Range of Common Stock

      Our common stock is quoted on the OTC Bulletin Board under the symbol “NWBT.” Public trading of our common stock commenced on December 14, 2001 on the Nasdaq National Market. Prior to that time, there was no public market for our stock. On December 23, 2002, we were delisted form Nasdaq and subsequently commenced trading on the OTC Bulletin Board. The following table summarizes our common stock’s high and low sales prices for the periods indicated as reported by either the Nasdaq National Market or OTC Bulletin Board, as applicable. These prices do not include retail markups, markdowns or commissions.

	2002		2001

	High	Low	High	Low

4th Quarter	$0.84	$0.10	$5.50	$4.98
3rd Quarter	2.97	0.60	—	—
2nd Quarter	5.28	3.00	—	—
1st Quarter	5.92	2.80	—	—

As of March 14, 2003, there were approximately 373 holders of record of our common stock. Such holders include any broker or clearing agencies as holders of record but exclude the individual stockholders whose shares are held by broker or clearing agencies.

Dividend Policy

      We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to fund the development and growth of our business and do not currently anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by our board of directors.

Use of Proceeds From Initial Public Offering

      The Registration Statement (SEC File No. 333-67350) for our initial public offering, or IPO, was declared effective by the Securities and Exchange Commission on December 14, 2001, covering an aggregate of 4.0 million shares of our common stock, and on December 19, 2001, we issued 4.0 million shares of our common stock at an initial public offering price of $5.00 per share. Approximately $2.8 million of the aggregate $20.0 million IPO proceeds was used to pay underwriting discounts and commissions and offering expenses resulting in net IPO proceeds of approximately $17.2 million. C.E. Unterberg, Towbin was the managing underwriter of our IPO, and Fahnstock & Co., Inc. and Roth Capital Partners, LLC were the co-managers. As of December 31, 2001, we had utilized approximately $2.5 million of net proceeds from the IPO for the repayment of a loan from Holmes Harbor Company in the aggregate amount of $751,000 and the payment of a fee to Northwest Hospital in the amount of $1.7 million, as well as for other general corporate purposes. The remainder of the IPO net proceeds, approximately $14.9 million as of December 31, 2001, was invested in money market accounts.

      We spent approximately $13.1 million of the IPO proceeds in 2002 for operating expenses primarily due to costs associated with continued patient enrollment in our initial clinical trial, clinical trial monitoring, manufacturing of DCVax-Prostate for clinical trial use, costs associated with improving DCVax production techniques and expenditures relating to our HuRx platform.

      Our general and administrative operating expenses were primarily related to higher monthly rental costs, increased legal costs related to entering into certain contractual arrangements, increased patent related costs, increased directors and officers liability insurance cost and increased medical benefit plan cost.

      Approximately $628,000 of the remaining IPO proceeds went to additional leasehold improvements to accommodate clinical trial support activities, for additional research and development equipment, and for capital expenditures for computer and network requirements for our increasing clinical trial support staff prior to our restructuring in late 2002.

      The majority of the 2002 operating activities, investing activities, and financing activities costs occurred prior to restructuring our operations to conserve cash and prior to the suspension of all clinical trail activity in November 2002. We had approximately $1.2 million of the IPO proceeds remaining on December 31, 2002.

Recent Sale of Unregistered Securities

      On December 9, 2002, we entered into an Assignment and License Agreement wherein we sold certain intellectual property to Medarex and obtained certain intellectual property from Medarex and acquired the rights to certain other intellectual property from Medarex.

      The Company received $3.0 million consisting of $1.0 million in cash and two payments of $1.0 million each payable in Medarex (MEDX) common stock. Medarex guaranteed the value of the common stock at $1.0 million if sold within 30 days of issuance. Remaining Medarex common stock that had not been sold at December 31, 2002 is recorded as marketable securities and the $1.0 million to be issued in January 2003 is included in a receivable from Medarex at December 31, 2002. The Company has realized a total of $3.0 million in cash as all securities have been sold. Additionally, a $400,000 payable to Medarex was forgiven.

      Pursuant to this agreement, we issued to Medarex 2.0 million non-registered shares of common stock and warrants to purchase 800,000 shares of our non-registered common stock.

      The 2.0 million shares of non-registered common stock were issued as follows: On December 26, 2002, we issued 1.0 million shares; on January 8, 2003 we issued 500,000 shares; and on February 9, 2003 we issued the final 500,000 shares.

      On December 9, 2002, the fair market value of the 2.0 million non-registered shares of common stock was $400,000. As of December 31, 2002, we recorded $200,000 of additional paid in capital and a Long Term Liability for $200,000 for the 1.0 million non-registered shares to be issued in fiscal 2003.

      Also in conjunction with the December 9, 2002 Agreement, we issued warrants to purchase non-registered common stock as follows: on December 26, 2002, we issued a warrant to purchase 400,000 shares at an exercise price of $0.216 per share; on January 8, 2003, we issued a warrant to purchase 200,000 shares at an exercise price of $0.177 per share; and on February 9, 2003 we issued the final warrant to purchase 200,000 shares at an exercise price of $0.102 per share.

      The warrants may be exercised at any time after six months following their issue date and prior to the tenth anniversary of the issue date.

      The fair value of the 800,000 warrants was $159,678 on the date of grant which was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield 0%, risk-free interest rate of 4.17%, volatility of 191%, and an expected life of 10-years. As of December 31, 2002, one-half of the warrant value, $79,839, was recognized as an increase to additional paid in capital and $79,839 was recognized as a Long Term Liability, for the 400,000 warrants to be issued in fiscal 2003.

      The net gain recognized on the above sale of intellectual property was $2.8 million made up of the receipt of $3.0 million of cash and stock from Medarex and forgiveness of the $400,000 payable to Medarex offset by the issuance of 2.0 million shares of non-registered common stock and 800,000 warrants valued at approximately $560,000.

Item 6.	Selected Consolidated Financial Data

      The following table shows selected consolidated financial data for each of the years ending December 31, 1998 to December 31, 2002 and for the period from our inception through December 31, 2002 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of

Operations,” our consolidated financial statements and notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.

						Period from
						March 18,
						1996
	Years Ended December 31,					(Inception) to
						December 31,
	1998	1999	2000	2001	2002	2002

	(In thousands, except per share data)
Statement of Operations Data:
Total revenues	$385	$211	$156	$129	$9	$1,596
Operating costs and expenses
Cost of research material sales	81	46	51	67	7	251
Research and development	2,860	2,885	3,114	4,907	5,956	22,350
General and administrative	1,765	2,535	3,682	4,759	7,463	21,785
Depreciation and amortization	164	196	199	467	593	1,864
Loss on facility sublease	—	—	—	—	721	721
Asset impairment loss	—	—	—	—	1,032	1,032

Total operating costs and expenses	4,870	5,662	7,046	10,200	15,772	48,003

Loss from operations	(4,485)	(5,451)	(6,890)	(10,071)	(15,763)	(46,407)
Other Income (expense), net
Gain on sale of intellectual property to Medarex	—	—	—	—	2,840	2,840
Interest expense	(262)	(319)	(6,056)	(1,062)	(38)	(7,782)
Interest income	28	161	166	193	157	705

Net loss	(4,719)	(5,609)	(12,780)	(10,940)	(12,804)	(50,644)
Accretion of redemption value of mandatorily redeemable membership units and preferred stock	(329)	(354)	(430)	(379)	—	(1,872)
Series A preferred stock redemption fee	—	—	—	(1,700)	—	(1,700)
Beneficial conversion feature of series D convertible preferred stock	—	—	—	(4,274)	—	(4,274)

Net loss applicable to common stockholders	$(5,048)	$(5,963)	$(13,210)	$(17,293)	$(12,804)	$(58,490)

Net loss per share applicable to common stockholders — basic and diluted(a)	$(2.29)	$(2.71)	$(6.35)	$(6.57)	$(0.76)

Weighted average shares used in computing basic and diluted net loss per share	2,203	2,203	2,080	2,631	16,911

	Years Ended December 31,

	1998	1999	2000	2001	2002

	(In thousands, except per share data)
Balance Sheet Data:
Cash and cash equivalents	$638	$649	$411	$14,966	$2,539
Working capital (deficit)	(1,176)	(209)	(4,488)	13,501	3,466
Total assets	1,400	2,519	4,629	19,476	7,572
Long-term obligations, net of current portion and discounts	2,834	2,881	801	123	889
Mandatorily redeemable convertible preferred stock	3,709	4,063	4,493	—	—
Convertible preferred stock	2,088	9,341	16,444	—	—
Total stockholders’ equity (deficit)	(9,220)	(14,790)	(22,515)	16,935	4,876

(a)	Net loss per share and weighted average shares outstanding for periods prior to our incorporation in July 1998 are calculated based on the conversion of LLC units to common shares at the time of incorporation. In 1998, we effected a stock split of approximately 1:5.507 for which all prior periods have been adjusted.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Result of Operations

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those statements included with this report. In addition to historical information, this report contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words “believe”, “expect,” “intend,” “anticipate,” and similar expressions are used to identify forward-looking statements, but their absence does not mean that such statement is not forward-looking. Many factors could affect our actual results, including those factors described under “Factors That May Affect Results of Operations and Financial Condition” and “Business.” These factors, among others, could cause results to differ materially from those presently anticipated by us. Readers are cautioned not to place undue reliance on these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of anticipated events.

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

      We have a limited history of operations. Since inception, we have incurred significant losses and, as of December 31, 2002, had a deficit accumulated during the development stage of approximately $58.5 million. We anticipate incurring additional losses as we expand research and development activities.

      In late 2002, we initiated actions to conserve cash including reducing and eliminating certain future commitments, the sale of certain fixed assets, and restructuring as a pre-clinical antibody and dendritic cell development company. Even with these activities, without additional funding, we will only have sufficient operating funds to operate into the fourth quarter, 2003, which raises substantial doubt about our ability to continue as a going concern.

      Operating costs and expenses consist primarily of research and development expenses, including clinical trial expenses, and general and administrative expenses.

      Research and development expenses include salary expenses and costs of supplies used in our internal research and development projects. As a result of our recent restructuring, we expect to expend at least $1.1 million on our research and development during 2003.

      From our inception in March 1996 through December 31, 2002, we incurred costs of approximately $22.4 million associated with the research into and development of our product candidates. At this time, due to the risks inherent in the clinical trial process imposed on new drug candidates and the fact that our technologies are unproven, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization.

      General and administrative expenses include compensation expenses related to executive, information technology, finance and administrative personnel, the cost of facilities, insurance and legal support, as well as amortization costs of stock options and warrants granted to consultants and for entering into commercial arrangements. As a result of our restructuring, we expect general and administrative expenses to be approximately $3.5 million in 2003.

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

Critical Accounting Policies and Estimates

      You should understand that accounting principles generally accepted in the United States require our management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements, as well as the amounts of revenues and expenses during periods covered by our financial statements. The actual amounts of these items could differ materially from those estimates.

      For example, under EITF 94-3, Accounting for Costs Associated with Exit or Disposal Activities, if an entity remains responsible, without realizing ongoing economic benefit, for continued rental payments for premises being vacated, an estimate of the loss over the remaining life of the primary lease is to be made. Sublease rental income is an allowable off set against the total accrued cost of the rental payments that the entity continues to be liable for related to the vacated space.

      Consequently, the Company recognized a liability of approximately $929,000 and a loss on facility sublease of $721,000, net of deferred rent write off, for the year ended December 31, 2002 in estimating the loss of economic benefit from vacating approximately 22,000 square feet of laboratory and administrative space at its Bothell, Washington, facility. Payments over the remaining lease term total $9.9 million. As of March 16, 2003, we had not subleased any space and have made our estimate of expected receipts under sublease payments based on expected fair market value rents. To the extent our estimate of sublease payments to be received is inaccurate, the liability recognized will be adjusted when a better estimate is known.

      Also, the Company made certain estimates in allocating the cost of tenant improvements to the approximate 22,000 square feet of impaired space, at its Bothell Washington facility, and made certain cost estimates related to the impairment of certain equipment. As a result of this analysis, the Company recognized an asset impairment loss of approximately $1.0 million in December 2002.

      The Company also determines its employee stock option compensation costs as the difference between the estimated fair value of our common stock and the exercise price of options on their date of grant. Prior to our initial public offering our common stock was not actively traded. The fair value of our common stock for purposes of determining compensation expense for this period was determined based on our review of the primary business factors underlying the value of our common stock on the date such option grants were made, viewed in light of the expected initial public offering price per share prior to the initial public offering of our common stock. The actual initial public offering price was significantly lower than the expected price used in determining compensation expense.

      Additionally, we estimate the fair value of stock options and warrants issued to nonemployees using an option valuation method that considers market indicators and the actual value realized could be significantly different than that calculated.

Related Party Transactions

      On December 9, 2002, we entered into an agreement to sell certain rights, title, and interest in certain antigen targets pertaining to our fully human monoclonal antibodies to Medarex. Pursuant to this agreement, we received $3.0 million in working capital, forgiveness of $400,000 payable to Medarex, and we will receive a royalty of 2% of net sales with respect to products deriving from certain intellectual property.

      Under the terms of our agreement with Medarex, we acquired the rights to certain other cancer targets in exchange for 2.0 million newly issued non-registered shares of our common stock and warrants to purchase 800,000 shares of our common stock that are dilutive to our stockholders.

      The signing our agreement with Medarex was a critical factor in our attempts to restructure as a pre-clinical antibody and dendritic cell development company.

Results of Operations

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2002

      We have restructured our operations, currently employ twenty individuals and have suspended or delayed all clinical trials. As a result, we anticipate our expenses to decrease significantly from those incurred in 2002 discussed below.

      Total Revenues. Total revenues decreased 93% from $129,000 for the year ended December 31, 2001 to $9,000 for the year ended December 31, 2002. Total revenues consisted primarily of research material sales. Our revenues from research material sales will fluctuate depending upon the timing of purchases by BioWhittaker, Inc., our sole customer.

      Cost of Research Material Sales. Cost of research material sales decreased 90% from $67,000 for the year ended December 31, 2001 to $7,000 for the year ended December 31, 2002. This decrease was due to a decrease in sales of research materials.

      Research and Development Expense. Research and development expense increased 21% from $4.9 million for the year ended December 31, 2001 to $6.0 million for the year ended December 31, 2002. This increase was primarily due to increased costs associated with continued patient enrollment in our initial clinical trials, clinical trial monitoring, manufacture of DCVax-Prostate for clinical trial use, research and development costs associated with improving DCVax production techniques and research and development expenditures relating to our HuRx platform. The majority of the R&D cost increase occurred prior to restructuring our operations to conserve cash and prior to suspension of all clinical trial activity in November 2002.

      General and Administrative Expense. General and administrative expense increased 57% from $4.8 million for the year ended December 31, 2001 to $7.5 million for the year ended December 31, 2002. The increase in costs was primarily due to higher monthly rental costs, and for increased legal costs related to entering into certain contractual arrangements, increased patent related costs, increased directors and officers liability insurance cost and increased medical benefit plan cost.

      Depreciation and Amortization. Depreciation and amortization increased 27% from $467,000 for the year ended December 31, 2001 to $593,000 for the year ended December 31, 2002. This increase was primarily due to additional leasehold improvements, purchase of additional research equipment, and additional capital expenditure on computers.

      Loss on Facility Sublease. Restructuring costs of $721,000 are associated with vacating approximately 22,000 square feet of laboratory and administrative space in 2002 as a result of suspending all clinical trial activity and downsizing through the elimination of approximately 45 positions in 2002.

      Asset Impairment Loss. The asset impairment loss of $1.0 million represents impairment of leasehold improvements related to vacated space at our Bothell Washington facility for which sublease payments will not recover the value of the improvements and impairment of certain equipment to be sold.

      Total Other Income (Expense), Net. Other income (expense), net, consists primarily of interest expense, interest income, and gain on sale of assets. Interest expense decreased 96% from $1.0 million for the year ended December 31, 2001 to $38,000 for the year ended December 31, 2002. The decrease in interest expense was primarily due to the 2001 period including amortization related to debt discount and the fact that we had no outstanding debt through November 2002. Interest income decreased 19% from $193,000 for the year ended December 31, 2001 compared to $157,000 for the year ended December 31, 2002.

      Gain on Sale of Intellectual Property. The gain realized on the sale of intellectual property of $2.8 million for the year ended December 31, 2002 relates to the December 2002 Assignment and Licensing agreement with Medarex in which we received $3.0 million in working capital and $400,000 of accrued liabilities to Medarex were forgiven offset by the issuance of 2.0 million shares of non-registered common stock and 800,000 warrants. The stock and warrants are valued at a combined total of approximately $560,000.

Year Ended December 31, 2000 Compared to the Year Ended December 31, 2001

      Total Revenues. Total revenues decreased 17% from $156,000 for the year ended December 31, 2000 to $129,000 for the year ended December 31, 2001. Total revenues consisted primarily of research material sales, contract research and development fees from related parties and research grants. Sales of research materials to our sole customer increased 16% from $111,000 in 2000 to 129,000 in 2001. This gain in revenue was offset by a decrease in grant research revenues from 2000 to 2001, due to the timing of service performed under research contracts.

      Cost of Research Material Sales. Cost of research material sales increased 31% from $51,000 for the year ended December 31, 2000 to $67,000 for the year ended December 31, 2001. This increase was primarily due to increased variable manufacturing costs associated with supporting increased sales of research materials.

      Research and Development Expense. Research and development expense increased 58% from $3.1 million for the year ended December 31, 2000 to $4.9 million for the year ended December 31, 2001. This increase was primarily due to increased costs associated with patient enrollment in our initial clinical trial, clinical trial monitoring and travel related expenses and manufacture of DCVax-Prostate for clinical trial use.

      General and Administrative Expense. General and administrative expense increased 30% from $3.7 million for the year ended December 31, 2000 to $4.8 million for the year ended December 31, 2001. This increase was primarily due to increased employee costs as we expanded our administrative support, higher monthly rental costs, and increased legal costs pertaining to contractual agreements and patent research and filings.

      Depreciation and Amortization. Depreciation and amortization increased 135% from $199,000 for the year ended December 31, 2000 to $467,000 for the year ended December 31, 2001. This increase was primarily due to incurring a full 12 months of depreciation for our new Bothell, Washington facility and for increasing equipment needs to support our ongoing research and development programs.

      Total Other Income (Expense), Net. Other income (expense), net, consists primarily of interest expense and interest income. Interest expense decreased 83% from $6.0 million for the year ended December 31, 2000 to $1.0 million for the year ended December 31, 2001. The decrease in interest expense was primarily due to recognizing as interest expense the discount of $4.0 million related to the value of the warrants issued with our 6% convertible promissory notes and interest expense of $1.0 million related to the beneficial conversion feature on those notes, in 2000. Interest income increased 16% from $166,000 for the year ended December 31, 2000 to $193,000 for the year ended December 31, 2001. This increase was primarily due to a slightly higher average cash balance over the respective periods.

Liquidity and Capital Resources

      From inception, we have financed our operations primarily through the public and private sale of securities, cash generated from the sale of biomedical research products, equipment leases, sale of intellectual property rights and borrowings from stockholders. We generated approximately $162,000 in cash from financing activities during the year ended December 31, 2002, compared to $23.9 million during the year ended December 31, 2001. During 2001, cash generated from financing activities consists primarily of proceeds from issuances of our common stock, in conjunction with our initial public offering, of $17.1 million, net of issuance costs, and series D convertible preferred stock of $12.8 million, net of issuance costs, offset by payments made on notes payable to stockholders of $4.5 million exclusive of interest and a fee paid to a stockholder of $1.7 million. During 2002, cash generated from financing activities consists primarily of proceeds from a stock subscription receivable.

      At December 31, 2002, we had cash and cash equivalents of $2.5 million compared to $15.0 million at December 31, 2001.

      We also had a $1.1 million receivable due from Medarex, Inc. and marketable Medarex (MEDX) common stock valued at $704,000, as of December 31, 2002, arising from the December 9, 2002 Assignment and License Agreement. This receivable was fully collected as of February 9, 2003 and all Medarex common stock has been sold.

      We used $13.1 million in cash for operating activities during the year ended December 31, 2002, compared to $8.9 million during the year ended December 31, 2001. The change in cash used in operating activities from 2001 to 2002 was primarily due to an increased net loss, exclusive of amortization of debt discount and beneficial conversion feature, resulting from the scaling up of clinical trial activity through the third quarter 2002.

      For the year ended December 31, 2002, $536,000 was provided by investing activities compared to $438,000 used in investing activities during the prior year. Cash used in investing activities consists mainly of purchases of leasehold improvements in 2001 and for laboratory equipment and leasehold improvements to support clinical trial activity that increased through the third quarter of 2002 offset by proceeds from the sale of intellectual property and sale of marketable securities.

      Our independent auditors have indicated in their report on our 2002 financial statements that there is substantial doubt about our ability to continue as a going concern. We expect to incur substantial costs as we continue our research and pre-clinical development initiatives. We believe that our existing cash and cash equivalents will be sufficient to fund operations into the fourth quarter of 2003. We will need to raise substantial additional funding to conduct research and development activities, pre-clinical studies and clinical trials necessary to bring our product candidates to market. We intend to seek additional financing through public or private equity financings, strategic alliances with corporate collaborators, government grants or other sources. However, additional financing may not be available on terms acceptable to us or at all. The alternative of issuing additional equity or convertible debt securities also may not be available and, in any event, would result in additional dilution to our stockholders. Our future capital needs will depend on many unpredictable factors including the size, duration and number of clinical trials, the progress associated with pre-clinical trials, the time frame for successful development of an effective product, if ever, and the commercialization of such product all of which includes the regulatory approval process. The regulatory process is uncertain, includes extensive pre-clinical testing and clinical trials of each product candidate in order to establish its safety and effectiveness, can take many years and requires the expenditure of substantial resources. Additional costs will be incurred for preparing, filing, maintaining and enforcing patent claims and other intellectual property rights, modifications in existing or the establishment of new strategic partnerships and licensing arrangements, and clinical trials manufacturing costs. As a result of these factors, we cannot predict accurately the amount or timing of future cash needs. All of the above raise substantial doubt about our ability to continue as a going concern.

      We do not have committed external sources of funding and we may be unable to obtain additional funds on acceptable terms, if at all. If adequate funds are not available, we may be required to, among other things:

•	sell all tangible and intangible assets, effectively liquidating the company;

•	delay, reduce the scope of or eliminate one or more of our programs;

•	obtain funds through arrangements with strategic partners or others that may require us to relinquish rights to technologies or product candidates that we would otherwise seek to develop ourselves;

•	license rights to technologies or product candidates on terms that are less favorable to us than might otherwise be available; or

•	dispose of assets and no assurance can be given that the carrying value of such assets will be realized upon liquidation.

Overview of Contractual Obligations

Table of Contractual Obligations

		Payments due by period

		Less than			More than
Contractual Obligation	Total	1-year	1-3 Years	3-5 Years	5-years

	(In thousands)
Long-Term Debt Obligations	$420	$420	—	—	—
Capital Lease Obligations	171	73	86	12	—
Operating Lease Obligations	9,920	1,151	2,425	2,597	3,747
Purchase Obligations	—	—	—	—	—
Other Long-Term Liabilities	—	—	—	—	—

Total	$10,511	$1,645	$2,510	$2,609	$3,747

      As a result of our withdrawing our Investigational New Drug Application (IND) for our DCVax-Prostate vaccine for prostate cancer, the right to make, use and sublicense Prostate Specific Membrane Antigen (PSMA), granted to us under the August 28, 2000 PSMA Sublicense Agreement with Cytogen, Inc., reverted back to Cytogen.

      On December 9, 2002, the First Amendment to Collaboration Agreement, between Medarex and the Company, waived the right, of each party to the original April 21, 2001 collaboration agreement, to receive reimbursement from the other Party for 50% of research and development expense incurred by the other party. The Company, had recorded $400,000 in the second quarter of 2002 for estimated co-development costs, which was forgiven as part of the agreement and is included as a component of gain on sale of intellectual property to Medarex.

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

      In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities. Statement No. 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between Statement No. 146 and Issue No. 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. Statement No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. In contrast, under Issue No. 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. Statement No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002 although earlier application is encouraged. The Company adopted SFAS 146 on January 1, 2003.

      In November 2002, the Financial Accounting Standards Board Emerging Issues Task Force issued its consensus concerning Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be measured and allocated to the identified accounting units. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not anticipate that adoption of EITF 00-21 will have a material impact on our consolidated financial statements.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company’s financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

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

Item 8.     Financial Statements and Supplementary Data

Financial Statements

      Our financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 15(a)(1) for a listing of financial statements provided in the section titled “Financial Statements”.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

PART III

Item 10.     Directors and Executive Officers of the Registrant

      (a) Code of Ethics

      The information called for by Part III, Item 10 is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, or Exchange Act, no later than 120 days after December 31, 2002.

Item 11.     Executive Compensation

      The information called for by Part III, Item 11 is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after December 31, 2002.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information called for by Part III, Item 12 is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after December 31, 2002.

Item 13.     Certain Relationships and Related Transactions

      The information called for by Part III, Item 13 is incorporated by reference from our definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after December 31, 2002.

Item 14.     Controls and Procedures

      (a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and our Controller (Principal Financial and Accounting Officer), after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this annual report, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate to ensure that material information relating to the Registrant and its consolidated subsidiaries would be made known to them by others within those entities.

      (b) Changes in internal controls.

To our knowledge, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date.

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) Index to Financial Statements and Independent Auditors Report.

The financial statements required by this item are submitted in a separate section beginning on page 41 of this report.

(2) Index to Financial Statement Schedules

All financial statement schedules are omitted since the required information is not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits

      See Exhibit Index on page 64.

      (b) Reports on Form 8-K.

The Company filed a Form 8-K on December 11, 2002 to announce the execution of the Assignment and License Agreement between Medarex and the Company.

The Company filed a Form 8-K on December 19, 2002 to announce the delisting of its common stock from the NASDAQ National Market and the resignation of C. William Schneider from its Board of Directors.

The Company filed a Form 8-K on December 23, 2002 to file the Assignment and License Agreement with Medarex as a material contract.

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors

Northwest Biotherapeutics, Inc.:

      We have audited the accompanying consolidated balance sheets of Northwest Biotherapeutics, Inc. (a development stage company) and subsidiary (Company) as of December 31, 2001 and 2002, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2002 and the period from March 18, 1996 (inception) through December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northwest Biotherapeutics, Inc. (a development stage company) and subsidiary as of December 31, 2001 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002 and the period from March 18, 1996 (inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to consolidated financial statements, the Company has experienced recurring losses from operations, and has a deficit accumulated in the development stage which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Seattle, Washington

March 10, 2003

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)
AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2002

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$14,966	$2,539
Marketable securities	—	704
Accounts receivable	50	—
Accounts receivable from affiliates	42	3
Receivable from Medarex	—	1,124
Stock subscription receivable	208	—
Prepaid expenses and other current assets	421	745

Total current assets	15,687	5,115

Property and equipment:
Leasehold improvements	1,742	739
Laboratory equipment	1,481	952
Office furniture and other equipment	434	272

	3,657	1,963
Less accumulated depreciation and amortization	872	615

Property and equipment, net	2,785	1,348

Restricted cash	1,004	1,109

	$19,476	$7,572

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable	$—	$420
Current portion of capital lease obligations	65	73
Accounts payable	1,342	497
Accrued expenses	779	241
Accrued loss on facility sublease, current portion	—	418

Total current liabilities	2,186	1,649
Long-term liabilities:
Capital lease obligations, less current portion	123	98
Deferred rent	232	158
Due to Medarex	—	280
Accrued loss on facility sublease, less current portion	—	511

Total liabilities	2,541	2,696

Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, no shares issued or outstanding at December 31, 2001 and 2002	—	—
Common stock, $0.001 par value, 125,000,000 shares authorized, 16,868,754 and 17,930,276 shares issued and outstanding at December 31, 2001 and 2002	17	18
Additional paid-in capital	63,622	63,794
Deferred compensation	(1,016)	(444)
Deficit accumulated during the development stage	(45,688)	(58,492)

Total stockholders’ equity	16,935	4,876
Commitments and contingencies

	$19,476	$7,572

See accompanying notes to consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

				Period from
				March 18, 1996
				(Inception) to
	Years Ended December 31,			December

	2000	2001	2002	2002

	(In thousands except per share data)
Revenues:
Research materials sales	$111	$129	$9	$336
Contract research and development from related parties	—	—	—	1,128
Research grants and other	45	—	—	132

Total revenues	$156	$129	$9	1,596

Operating costs and expenses:
Cost of research material sales	51	67	7	251
Research and development	3,114	4,907	5,956	22,350
General and administrative	3,682	4,759	7,463	21,785
Depreciation and amortization	199	467	593	1,864
Loss on facility sublease	—	—	721	721
Asset impairment loss	—	—	1,032	1,032

Total operating costs and expenses	7,046	10,200	15,772	48,003

Loss from operations	$(6,890)	$(10,071)	$(15,763)	$(46,407)
Other income (expense):
Gain on sale of intellectual property to Medarex	—	—	2,840	2,840
Interest expense	(6,056)	(1,062)	(38)	(7,782)
Interest income	166	193	157	705

Net loss	$(12,780)	$(10,940)	$(12,804)	$(50,644)
Accretion of Series A preferred stock mandatory redemption obligation	(430)	(379)	—	(1,872)
Series A preferred stock redemption fee	—	(1,700)	—	(1,700)
Beneficial conversion feature of Series D preferred stock	—	(4,274)	—	(4,274)

Net loss applicable to common stockholders	$(13,210)	$(17,293)	$(12,804)	$(58,490)

Net loss per share applicable to common stockholders — basic and diluted	(6.35)	(6.57)	(0.76)

Weighted average shares used in computing basic and diluted loss per share	2,080	2,631	16,911

See accompanying notes to consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

AND COMPREHENSIVE LOSS

					Deficit
					Accumulated
	Common Stock		Additional		During the	Total
			Paid-in	Deferred	Development	Stockholders’
	Shares	Amount	Capital	Compensation	Stage	Equity (Deficit)

	(In thousands)
Balances at March 18, 1996	—	$—	—	—	—	—
Accretion of membership units mandatory redemption obligation	—	—	—	—	(106)	(106)
Comprehensive loss — net loss	—	—	—	—	(1,233)	(1,233)

Balances at December 31, 1996	—	—	—	—	(1,338)	(1,338)
Accretion of membership units mandatory redemption obligation	—	—	—	—	(275)	(275)
Comprehensive loss — net loss	—	—	—	—	(2,560)	(2,560)

Balances at December 31, 1997	—	—	—	—	(4,172)	(4,172)
Conversion of membership units to common stock	2,203	2	—	—	(2)	—
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	(329)	(329)
Comprehensive loss — net loss	—	—	—	—	(4,719)	(4,719)

Balances at December 31, 1998	2,203	2	—	—	(9,223)	(9,220)
Issuance of Series C preferred stock warrants for services related to sale of Series C preferred shares	—	—	394	—	—	394
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	(354)	(354)
Comprehensive loss — net loss	—	—	—	—	(5,609)	(5,609)

Balances at December 31, 1999	2,203	2	394	—	(15,186)	(14,790)
Issuance of Series C preferred stock warrants in connection with lease agreement	—	—	43	—	—	43
Exercise of stock options for cash	2	—	1	—	—	1
Issuance of common stock at $0.85 per share for license rights	5	—	4	—	—	4
Issuance of Series D preferred stock warrants in convertible promissory note offering	—	—	4,039	—	—	4,039
Beneficial conversion feature of convertible promissory notes	—	—	1,026	—	—	1,026
Issuance of Series D preferred stock warrants for services related to sale of Series D preferred shares	—	—	368	—	—	368
Issuance of common stock warrants in conjunction with issuance of promissory note	—	—	3	—	—	3
Cancellation of common stock	(275)	—	—	—	—	—
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	(430)	(430)
Comprehensive loss — net loss	—	—	—	—	(12,779)	(12,779)

Balances at December 31, 2000	1,934	$2	5,878	—	(28,396)	(22,515)

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

AND COMPREHENSIVE LOSS — (Continued)

					Deficit
					Accumulated
	Common Stock		Additional		During the	Total
			Paid-in	Deferred	Development	Stockholders’
	Shares	Amount	Capital	Compensation	Stage	Equity (Deficit)

	(In thousands)
Issuance of Series D preferred stock warrants in conjunction with refinancing of note payable to stockholder	—	—	225	—	—	225
Beneficial conversion feature of convertible promissory note	—	—	456	—	—	456
Beneficial conversion feature of Series D preferred stock	—	—	4,274	—	(4,274)	—
Issuance of Series D preferred stock warrants for services related to the sale of Series D preferred shares	—	—	2,287	—	—	2,287
Exercises of stock options and warrants for cash	1,158	1	407	—	—	408
Issuance of common stock in initial public offering for cash, net of offering costs of $2,845	4,000	4	17,151	—	—	17,155
Conversion of preferred stock into common stock	9,776	10	31,569	—	—	31,579
Series A preferred stock redemption fee	—	—	—	—	(1,700)	(1,700)
Issuance of stock options to nonemployees for services	—	—	45	—	—	45
Deferred compensation related to employee stock options	—	—	1,330	(1,330)	—	—
Amortization of deferred compensation	—	—	—	314	—	314
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	(379)	(379)
Comprehensive loss — net loss	—	—	—	—	(10,940)	(10,940)

Balances at December 31, 2001	16,869	17	63,622	(1,016)	(45,688)	16,935
Issuance of non-registered common stock	1,000	1	199	—	—	200
Issuance of common stock, Employee Stock Purchase Plan	9	—	6	—	—	6
Issuance of common stock warrants to Medarex	—	—	80	—	—	80
Issuance of restricted stock to nonemployees	8	—	34	—	—	34
Issuance of stock options to nonemployees for service	—	—	57	—	—	57
Issuance of stock options to employees	—	—	22	(22)	—	—
Cancellation of employee stock options	—	—	(301)	301	—	—
Exercise of stock options and warrants for cash	32	—	18	—	—	18
Deferred compensation related to employee restricted stock option	99	—	449	(449)		—
Cancellation of employee restricted stock grants	(87)	—	(392)	392	—	—
Amortization of deferred compensation, net	—	—	—	350	—	350
Comprehensive loss — net loss	—	—	—	—	(12,804)	(12,804)

Balances at December 31, 2002	17,930	$18	63,794	(444)	(58,492)	4,876

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)
AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

				Period from
	Years Ended December 31,			March 18, 1996
				(Inception) to
	2000	2001	2002	December 31, 2002

	(In thousands)
Cash Flows from Operating Activities:
Net Loss	$(12,779)	$(10,940)	$(12,804)	$(50,644)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	199	467	593	1,863
Amortization of deferred financing costs	320	—	—	320
Amortization of debt discount	5,068	681	—	5,749
Accrued interest converted to preferred stock	260	—	—	260
Stock-based compensation costs	—	359	441	800
Loss on sale and disposal of equipment	—	4	396	482
Gain on sale of intellectual property to Medarex	—	—	(2,840)	(2,840)
Asset impairment loss	—	—	1,032	1,032
Accrued loss on facility sublease	—	—	721	721
Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	31	(17)	89	(3)
Prepaid expenses and other current assets	7	(323)	96	(279)
Accounts payable and accrued expenses	400	938	(983)	1,137
Accounts payable — Northwest Hospital	69	(282)	—	—
Deferred rent	61	171	134	366

Net Cash used in Operating Activities	(6,364)	(8,942)	(13,125)	(41,036)

Cash Flows from Investing Activities:
Purchase of property and equipment, net	(2,106)	(438)	(531)	(4,388)
Proceeds from sale of intellectual property	—	—	1,000	1,000
Proceeds from sale of marketable securities	—	—	172	172
Increase in restricted cash	(1)	—	(105)	(1,109)

Net Cash (used in) provided by Investing Activities	(2,106)	(438)	536	(4,325)

Cash Flows from Financing Activities:
Proceeds from issuance of note payable to stockholder	1,650	—	—	1,650
Repayment of note payable to stockholder	—	(1,650)	—	(1,650)
Proceeds from issuance of convertible promissory note and warrants, net of issuance costs	5,064	—	—	5,064
Borrowing under line of credit, Northwest Hospital	—	—	—	2,834
Repayment of line of credit to Northwest Hospital	—	(2,834)	—	(2,834)
Payment on capital lease obligations	(38)	(59)	(70)	(165)
Proceeds from issuance of preferred stock, net	1,873	12,823	—	27,432
Proceeds from exercise of stock options and warrants	1	201	18	220
Proceeds from issuance of common stock, net	—	17,155	214	17,369
Series A preferred stock redemption fee	—	(1,700)	—	(1,700)
Deferred financing costs	(320)	—	—	(320)

Net Cash provided by Financing Activities	8,231	23,936	162	47,900

Net increase (decrease) in cash and cash equivalents	(238)	14,556	(12,427)	2,539
Cash and cash equivalents at beginning of period	649	411	14,966	—

Cash and cash equivalents at end of period	411	14,966	2,539	2,539

Supplemental disclosure of cash flow information — cash paid during the period for interest	413	381	38	1,348

Supplemental schedule of non-cash financing activities Equipment acquired through capital leases	160	49	—	285
Accretion of Series A preferred stock mandatory redemption obligation	430	379	—	1,872
Beneficial conversion feature of convertible promissory notes	1,026	—	—	1,026
Conversion of convertible promissory notes and accrued interest to Series D preferred stock	5,324	—	—	5,324
Issuance of Series C preferred stock warrants in connection with lease agreement	43	—	—	43
Issuance of common stock for license rights	4	—	—	4
Liability for and issuance of common stock and warrants to Medarex	—	—	560	560
Deferred compensation on issuance of stock options and restricted stock grants	—	—	471	471
Cancellation of options and restricted stock	—	—	693	693
Financing of prepaid insurance through note payable	—	—	420	420
Stock subscription receivable	$273	$207	$—	$480

See accompanying notes to consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000, 2001 and 2002

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

(2) Summary of Significant Accounting Policies

(a) Principles of Consolidation

      The Company had a 50% ownership interest in Northwest Clinicals, LLC (Northwest Clinicals), which was consolidated in these financial statements through its August 2000 dissolution, as the Company exercised control over this entity. See note 5(b). All significant intercompany balances and transactions have been eliminated in consolidation.

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

(c) Cash Equivalents and Available-For-Sale Securities

      The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible to cash and which mature within three months from date of purchase. Cash equivalents consist of money market accounts.

      The Company considers its marketable securities available-for-sale as defined in Statement of Financial Accounting Standards (SFAS) No. 115 and accordingly, these investments are recorded at fair value. The Company’s marketable securities on December 31, 2002 are made up of 178,341 shares of Medarex (MEDX) common stock relative to the December 9, 2002 Assignment and License Agreement.

      The primary objectives for the Company’s investment portfolio are liquidity and safety of principal. Investments are made to achieve the highest rate of return to the Company, consistent with these two objectives. The Company’s investment policy limits investment to certain types of instruments issued by institutions with investment grade credit ratings and places restrictions on the maturities and concentration by type and issuer. The Company invests its excess cash in securities with varying maturities to meet projected cash needs.

(d) Financial Instruments and Concentrations of Risk

      The Company’s financial instruments consist of cash, cash equivalents, accounts receivable, restricted cash, accounts payable and accrued expenses which approximate fair value due to their short term maturity. Marketable securities are carried at market value based on quoted prices.

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

      Two customers accounted for substantially all of the Company’s revenues from contract research and development and research material sales recognized since its inception. For the years ended 2000, 2001 and 2002, contract research revenues were from the sale of research materials to one customer.

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

     (f) Property and Equipment

      Property and equipment are stated at cost. Property and equipment are depreciated or amortized over the following estimated useful lives using the straight-line method:

Leasehold improvements	Shorter of life of the lease or useful life
Laboratory equipment	5-7 years
Office furniture and other equipment	3-5 years

     (g) Impairment of long-lived assets

      Long-lived assets including property and equipment are reviewed for possible impairment whenever significant events or changes in circumstances, including changes in our business strategy and plans, indicate that an impairment may have occurred. An impairment is indicated when the sum of the expected future undiscounted net cash flows identifiable to that asset or asset group is less than its carrying value. Impairment losses are determined from actual or estimated fair values, which are based on market values, net realizable values or projections of discounted net cash flows, as appropriate.

      Effective January 1, 2002, the Company adopted SFAS No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121 Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 excludes goodwill from its impairment scope, allows different approaches in cash flow estimation, and extends discontinued operations treatment, previously applied only to operating segments, to more discrete business components. The impairment model under SFAS No. 144 is otherwise largely unchanged from SFAS No. 121, and adoption of this standard did not have a material effect on the Company’s financial statements.

     (h) Restricted Cash

      Restricted cash primarily represents a deposit to secure a letter of credit required under a lease agreement entered into by the Company in 1999. The deposit is restricted in full for five years and will be released over the remaining five-year term of the lease.

     (i) Deferred Rent

      The Company’s lease for its main operating facility includes rent increases yearly through the ten-year term. The Company recognizes expense for the lease using the straight-line method. Additional expense

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized for the portion of the space in use by the company in excess of cash payments is recorded as deferred rent.

     (j) Revenue Recognition

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

     (k) Research and Development Expenses

      Research and development costs are expensed as incurred.

     (l) Income Taxes

      Deferred income taxes are provided based on the estimated future tax effects of carryforwards and temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those carryforwards and temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized. Prior to 1998, the Company was an LLC and the Company’s tax losses and credits generally flowed directly to the members.

     (m) Stock-Based Compensation

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
(A Development Stage Company)
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Had the Company recognized the compensation cost of employee stock options based on the fair value of the options on the date of grant as prescribed by SFAS No. 123, the pro forma net loss applicable to common stockholders and related loss per share would have been adjusted to the pro forma amounts indicated below:

	Year ended December 31,

	2000	2001	2002

Net loss applicable to common stockholders
As reported	$(13,210)	$(17,293)	$(12,804)
Add: Stock-based employee compensation expense included in reported net loss, net	—	314	350
Deduct: Stock-based employee compensation determined under fair value based method for all awards	(62)	(363)	(650)

Pro forma	$(13,272)	$(17,342)	$(13,104)

Net loss per share — basic and diluted:
As reported	$(6.35)	$(6.57)	$(0.76)

Pro forma	$(6.38)	$(6.59)	$(0.77)

      The per share weighted average fair value of stock options granted during the years ended December 31, 2000, 2001 and 2002 was $0.24, $5.96 and $3.38, respectively, on the date of grant using the minimum-value method for grants prior to August 13, 2001 and an option valuation method that considers expected volatility for grants thereafter with the following assumptions:

	2000	2001	2002

Risk-free interest rate	4.99%	3.42%	2.89%
Expected life	5 years	5 years	5 years
Expected volatility	0%	0% or 102%	92% to 191%
Dividend yield	0%	0%	0%

     (n) Loss Per Share

      Basic loss per share is computed on the basis of the weighted average number of shares outstanding for the reporting period excluding 12,000 unvested restricted shares. Diluted loss per share is computed on the basis of the weighted average number of common shares plus dilutive potential common shares outstanding using the treasury stock method.

     (o) Operating Segments

      The Company is principally engaged in the discovery and development of innovative immunotherapies for cancer and has a single operating segment as management reviews financial information on a consolidated basis for the purposes of making decisions and assessing the financial performance of the company.

     (p) Recently Issued Accounting Standards

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

      In November 2002, the Financial Accounting Standards Board Emerging Issues Task Force issued its consensus concerning Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be measured and allocated to the identified accounting units. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not anticipate that adoption of EITF 00-21 will have a material impact on our consolidated financial statements.

      In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company’s financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3) Operations and Financing

      The Company has experienced recurring losses from operations and has a deficit accumulated in the development stage of $58.5 million and believes that its current cash balances will be sufficient to meet its operating cash requirements and to fund budgeted capital expenditures into the fourth quarter of 2003. The Company’s actual cash needs will depend on many unpredictable factors, including the timing of research and development activities, the timeframe for successful development of an effective product, if ever, and the commercialization of such product, all of which includes the regulatory approval process. The regulatory approval process is uncertain, includes extensive pre-clinical testing and clinical trials of each product in order to establish its safety and effectiveness, can take many years and requires the expenditure of substantial resources. As a result of these factors, the Company cannot accurately predict the amount or timing of future cash needs.

      The Company will need to raise substantial additional funds to conduct the research and development activities, pre-clinical studies and clinical trials necessary to bring its product candidates to market. The Company intends to seek additional funding through public or private equity financings, strategic alliances with corporate collaborators, government grants or other sources. However, there is no assurance that such efforts will be successful and that adequate funds will be available to the Company.

      There can be no assurance that any of these alternatives will be successful. The Company’s inability to obtain additional cash as needed could have a material adverse effect on its financial position, results of operations and its ability to continue its existence. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(4) Stockholders’ Equity (Deficit)

     (a) Mandatorily Redeemable Convertible Series A Preferred Stock

      The Company issued a total of 500,000 LLC membership units in 1996 for a combination of cash and certain rights. The Company received cash of $3.0 million for 100,000 mandatorily redeemable LLC membership units. The Company received rights to research and development revenues and future royalties under a license agreement in exchange for 100,000 LLC units. Other unit holders contributed research, know-how and intellectual property rights for their 300,000 LLC units. The contributed royalty rights and other intangibles were recorded at the contributing unit holders’ reported book value, which was zero.

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

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Also as part of the reincorporation, the 400,000 other LLC membership units were canceled and exchanged for 2,202,800 shares of common stock. 550,700 shares of common stock were issued to a stockholder of which 275,350 shares were held in escrow subject to certain milestones being reached by the Company related to the originally contributed intellectual property of that stockholder. These shares were subsequently returned to the Company during 2000. See note 5(b).

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

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      During 2001, the Company sold an additional 2,603,468 shares of Series D preferred stock at $5.00 per share resulting in proceeds, net of offering costs, of $12,549,850. In conjunction with the sale, the Company issued 227,093 fully vested warrants to purchase shares of Series D Preferred Stock to third parties for services performed related to the sale. The warrants are exercisable at $5.00 per share and were to expire upon the earlier of (i) ten years from the issuance date, (ii) a change in control of the Company or (iii) an IPO. The fair value of the warrants was $1,062,135 on the date of grant determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 6.00%, volatility of 108%, and an expected life of 10 years. The value of the warrants was recorded as a reduction in the proceeds from the sale of the Series D shares. Of the Series D preferred shares issued during 2001, 2,209,568 shares were issued with a conversion price, which was less than the fair value of the common stock into which the Series D preferred stock is convertible. This beneficial conversion feature aggregated $4,273,566 and was charged as an increase to the net loss applicable to common stockholders immediately upon issuance of the related Series D preferred shares since the Series D shares were immediately convertible at the option of the stockholder. In August 2001, with respect to the Series D preferred stock warrants issued to third parties for services performed related to the sale of Series D preferred shares, the Company eliminated the provision that the warrants would expire upon completion of an IPO as both the holders and the Company agreed that the original intent of the agreement was to not include this provision. This change resulted in no expense to the Company.

      Each share of Series B Preferred Stock converted into approximately 1.93785 shares of the Company’s common stock upon completion of the IPO. Each share of Series C and D Preferred Stock converted into one share of the Company’s common stock upon completion of the IPO.

     (c) Initial Public Offering

      In December 2001, the Company completed an initial public offering (IPO) of 4.0 million shares of its common stock at a price per share of $5.00 resulting in proceeds to the Company, net of offering costs, of $17,155,432. In conjunction with the IPO, all of the outstanding shares of preferred stock were converted into an aggregate of 9,776,322 shares of common stock. Additionally, 1,154,850 warrants were exercised and 1,085,367 warrants expired unexercised.

     (d) Issuance of Unregistered Common Stock

      On December 9, 2002, the Company entered into an Assignment and License Agreement that provided for the transfer of certain intellectual property from the Company to Medarex, Inc. and for the Company to acquire the rights to certain other intellectual property from Medarex, Inc., which included issuing 2.0 million non-registered common shares and warrants to purchase 800,000 common shares of which 1.0 million common shares and 400,000 warrants have been issued at December 31, 2002. See note 5(c).

     (e) Stock Purchase Warrants

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

      In September 2000, the Company issued 23,920 fully vested warrants to purchase shares of Series C Preferred Stock to the owner of the building in which it leases space in conjunction with signing a ten-year

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lease. The warrants had an exercise price of $2.50 per share and were exercised in conjunction with the IPO. The fair value of the warrants of $43,130, which is being amortized over the term of the lease, was determined on the date of grant using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 5.92%, volatility of 96%, and an expected life of 4.3 years.

      A summary of stock purchase warrants outstanding at December 31, 2002 is as follows:

		Weighted-
	Number	Average
Type of Warrant	Outstanding	Exercise Price

Common stock warrant	410,000	$0.34
Series C preferred stock warrants	234,542	2.50
Series D preferred stock warrants	323,983	5.00

      All warrants are exercisable at December 31, 2002 except for the warrants to purchase 400,000 common shares issued to Medarex which are exercisable six months after issuance. The exercise of preferred stock warrants will result in the issuance of an equal number of shares of the Company’s common stock and no issuance of preferred stock.

     (f) Stock Option Plans

      The Company’s stock option plans are administered by the Board of Directors, which determines the terms and conditions of the options granted, including exercise price, number of options granted and vesting period of such options.

      Options granted under the plans are generally priced at or above the estimated fair market value of the Company’s common stock on the date of grant and generally vest over four years. Compensation expense, if any, is charged over the period of vesting. All options, if not previously exercised or canceled, expire ten years from the date of grant, or the expiration date specified in the individual option agreement, if earlier.

      During the year ended December 31, 2001, the Company granted options to purchase an aggregate of 221,900 shares of common stock to various employees with exercise prices which were less than the fair value of the underlying common stock on the date of grant resulting in deferred compensation of $1.3 million.

      During the year ended December 31, 2002, the Company granted options to purchase an aggregate of 78,749 shares of common stock to various employees with weighted average exercise prices of $4.14 which were less than the fair value of the underlying common stock on the date of grant resulting in deferred compensation of approximately $22,000. The weighted average fair value of such options was approximately $3.73.

     (i) 1998 Stock Option Plan (1998 Plan)

      The Company has a 1998 Stock Option Plan (1998 Plan) under which 413,026 shares of common stock have been reserved for stock option grants to employees, directors and consultants of the Company. As of December 31, 2002 a total of 63,831 shares remain available for granting under the 1998 Plan.

     (ii) 1999 Executive Stock Option Plan (1999 Plan)

      The Company also has a 1999 Executive Stock Option Plan (1999 Plan) under which 586,166 shares of common stock were reserved for issuance, none of which remained available for grant at December 31, 2002.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     (iii) 2001 Stock Option Plan (2001 Plan)

      In June 2001, the Company adopted the 2001 Stock Option Plan (2001 Plan) and the 2001 Nonemployee Director Stock Incentive Plan (2001 Director Plan). Under the 2001 Plan, 1,800,000 shares of the Company’s common stock have been reserved for grant of stock options to employees and consultants. Additionally, on January 1 of each year commencing January 1, 2002, the number of shares reserved for grant under the 2001 Plan will increase by the lesser of (i) 15% of the aggregate number of shares available for grant under the 2001 Plan or (ii) 300,000 shares. As of December 31, 2002, net of forfeitures, a total of 124,096 stock options have been granted under the 2001 Stock Option Plan. There are 1,945,904 options available for grant as of December 31, 2002.

     (iv) 2001 Nonemployee Director Stock Incentive Plan

      Under the 2001 Nonemployee Director Stock Incentive Plan, 200,000 shares of the Company’s common stock have been reserved for grant of stock options to nonemployee directors of the Company. There have been 27,500 stock options granted under the 2001 Nonemployee Director Stock Incentive Plan.

      A summary of stock option activity is as follows:

	Options Outstanding

		Weighted-
	Number	Average
	of Shares	Exercise Price

	(In thousands except
	weighted average)
Balance at December 31, 1999	845	0.84
Granted	114	1.09
Exercised	(2)	0.50
Forfeited	(4)	0.70

Balance at December 31, 2000	954	0.86
Granted	233	1.31
Exercised	(3)	0.76
Forfeited	(12)	0.87

Balance at December 31, 2001	1,172	0.95
Granted	508	3.51
Exercised	(32)	0.56
Forfeited	(440)	3.16

Balance at December 31, 2002	1,208	$1.24

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Additional information regarding stock options outstanding and exercisable at December 31, 2002 is as follows, in thousands except option price and weighted average exercise price.

	Options Outstanding			Options Exercisable

		Weighted-
		Average
		Remaining	Weighted-		Weighted-
Range of	Number	Contractual	Average	Number	Average
Exercise Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price

	(In thousands except weighted average)
$0.0000 – 0.5050	68	5.3	$0.28	65	$0.28
0.5051 – 1.0100	799	6.4	0.86	619	0.86
1.0101 – 2.0200	237	7.6	1.25	147	1.25
2.0201 – 5.5000	104	6.0	4.78	40	4.62

$0.0000 – 5.5000	1,208	6.6	$1.24	871	$1.06

(g)	Loss Per Share

      The following table presents the reconciliation of the Company’s reported net loss to net loss applicable to common stockholders used for basic and diluted net loss per share:

	Years Ended December 31

	2000	2001	2002

	(In thousands except per share data)
Net loss	$(12,780)	$(10,940)	$(12,804)
Accretion of Series A preferred stock mandatory redemption obligation	(430)	(379)	—
Series A preferred stock redemption fee	—	(1,700)	—
Beneficial conversion feature of Series D preferred stock	—	(4,274)	—

Net loss applicable to common stockholders	(13,210)	(17,293)	(12,804)
Weighted average common shares outstanding during the period used to compute basic and diluted net loss per share	2,080	2,631	16,911

Basic and diluted net loss per share	$(6.35)	$(6.57)	$(0.76)

      The following common stock equivalents on an as-converted basis were excluded from the calculation of diluted net loss per share, as the effect would be antidilutive:

	Years Ended December 31

	2000	2001	2002

	(In thousands)
Common stock options	954	1,172	1,208
Common stock warrants	1,111	10	410
Convertible preferred stock	7,173	—	—
Convertible preferred stock warrants	1,420	559	559

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(h)	Employee Stock Purchase Plan

      In June 2001, the Company adopted an employee stock purchase plan which became effective upon consummation of the IPO and reserved 500,000 shares of common stock for issuance under this plan. Under this plan, employees may purchase up to 1,000 shares of the Company’s common stock during each six-month offering period commencing on April 1 and October 1 of each year. The purchase price of the common stock is equal to the lower of 85% of the market price on the first and last day of each offering period. As of December 31, 2002, a total of 9,374 shares have been issued under the plan.

(i)	Stockholder Rights Agreement

      On March 6, 2002, the Company adopted a Stockholder Rights Agreement, under which each common stockholder of record at the close of business on March 4, 2002 will receive a dividend of one right per share of common stock held. Each right entitles the holder to purchase one share of common stock from the Company at a price equal to $19.25 per share, subject to certain anti-dilution provisions. The rights become exercisable only in the event that a third party acquires beneficial ownership of, or announces a tender or exchange offer for, at least 15% of the then outstanding shares of the Company’s common stock and such acquisition or offer is determined by the Board of Directors to not be in the best interests of the stockholders. If the acquisition or offer were determined by the Board of Directors to be in the best interests of the stockholders, the rights may be redeemed by the Company for $0.0001 per right. The rights will expire on February 25, 2012, unless earlier redeemed, exchanged or terminated in accordance with the rights agreement.

(5)	Related Party Transactions

(a)	Transactions with Northwest Hospital (Hospital)

      The Company had a $2.9 million line of credit through the Hospital, a stockholder, of which $2.8 million was outstanding at December 31, 2000. Borrowings bore interest at the prime rate plus 1% (9.5% at December 31, 2000), became due upon the earlier of (i) June 30, 2001, (ii) consummation of an IPO or (iii) consummation of a significant merger or substantial sale of the Company’s assets, and were secured by substantially all the assets of the Company, subordinated to the note payable to stockholder discussed in note 4(d). In 2001, the Hospital agreed to extend the line of credit through the earlier of June 30, 2002 or completion of the IPO. Interest expense related to the line of credit was $289,000, and $211,000 for the years ended December 31, 2000 and 2001.

      The Company shared certain employees with the Hospital. The Company received reimbursement for shared employees totaling $41,000, $81,000, and $28,000 in 2000, 2001, and 2002 respectively. In 2000, the Hospital began subleasing office and laboratory space from the Company for which the Company received $147,000, $247,000 and $112,000 in 2000, 2001 and 2002, respectively. The subleasing of space from the Company by the Hospital ceased on December 31, 2002.

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

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     (b) Agreement With Prostagen, Inc.

      In July 1998, the Company acquired exclusive rights from Prostagen to manufacture and sell the PSMA protein in the Company’s dendritic cell-based immunotherapy for prostate cancer.

      In June 1999, Cytogen Corporation (Cytogen) acquired all of the outstanding capital stock of Prostagen.

      In August 2000, the Company, Northwest Clinicals, a limited liability Company owned jointly by the Company and Cytogen, and Cytogen entered into a Release and Settlement Agreement which effectively terminated the agreement between the Company and Prostagen. In addition, this agreement dissolved Northwest Clinicals with all of its assets going to the Company. The terms of the agreement also provided the release and return to the Company of 275,350 shares of common stock held in escrow for the above former director of the Company.

      Under the terms of a separate sublicense agreement with Cytogen dated August 28, 2000, the Company obtained the right to make, use and sublicense PSMA.

      In November 2002, the Company suspended all clinical trial activity for its DCVax product candidates and withdrew its Investigational New Drug Application (IND) for its DCVax-Prostate, a prostate cancer treatment. As a result of the Company withdrawing its Investigational New Drug Application (IND) for its DCVax-Prostate vaccine for prostate cancer, the right to make, use and sublicense Prostate Specific Membrane Antigen (PSMA), granted the company under the August 28, 2000 PSMA Sublicense Agreement with Cytogen, reverted back to Cytogen, Inc.

     (c) Agreement with Medarex, Inc.

      In April 2001, the Company entered into a collaboration agreement with Medarex, Inc. (Medarex) to jointly research, develop and commercialize HuRxTM therapeutic human monoclonal antibodies for certain cancer targets. In conjunction with the collaboration agreement, Medarex purchased 800,000 shares of the Company’s Series D preferred stock at $5.00 per share.

      On December 9, 2002, we entered into an Assignment and License Agreement wherein we sold certain intellectual property to Medarex and obtained certain intellectual property from Medarex and acquired the rights to certain other intellectual property from Medarex.

      The Company received $3.0 million consisting of $1.0 million in cash and two payments of $1.0 million each payable in Medarex (MEDX) common stock. Medarex guaranteed the value of the common stock at $1.0 million if sold within 30 days of issuance. Remaining Medarex common stock that had not been sold at December 31, 2002 is recorded as marketable securities and the $1.0 million to be issued in January 2003 is included in a receivable from Medarex at December 31, 2002. The Company has realized a total of $3.0 million in cash as all securities have been sold by February 2003. Additionally, a $400,000 payable to Medarex was forgiven.

      Pursuant to this agreement, we issued to Medarex 2.0 million non-registered shares of common stock and warrants to purchase 800,000 shares of our non-registered common stock.

      The 2.0 million shares of non-registered common stock were issued as follows: On December 26, 2002, we issued 1.0 million shares: on January 8, 2003 we issued 500,000 shares; and on February 9, 2003 we issued the final 500,000 shares.

      On December 9, 2002, the fair market value of the 2.0 million non-registered shares of common stock was $400,000. As of December 31, 2002, we recorded $200,000 of additional paid in capital and a Long Term Liability for $200,000 for the 1.0 million non-registered shares to be issued in fiscal 2003.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Also in conjunction with the December 9, 2002 Agreement, we issued warrants to purchase non-registered common stock as follows: on December 26, 2002, we issued a warrant to purchase 400,000 shares at an exercise price of $0.216 per share: on January 8, 2003, we issued a warrant to purchase 200,000 shares at an exercise price of $0.177 per share: and on February 9, 2003 we issued the final warrant to purchase 200,000 shares at an exercise price of $0.102 per share.

      The warrants may be exercised at any time after six months following their issue date and prior to the tenth anniversary of the issue date.

      The fair value of the 800,000 warrants was $159,678 on the date of grant which was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield 0%, risk-free interest rate of 4.17%, volatility of 191%, and an expected life of 10-years. As of December 31, 2002, one-half of the warrant value, $79,839, was recognized as an increase to additional paid in capital and $79,839 was recognized as a Long Term Liability, for the 400,000 warrants to be issued in fiscal 2003.

      The net gain recognized on the above sale of intellectual property was $2.8 million made up of the receipt of $3.0 million of cash and stock from Medarex and forgiveness of the $400,000 payable to Medarex offset by the issuance of 2.0 million shares of non-registered common stock and 800,000 warrants valued at approximately $560,000.

     (d) Note Payable to Stockholder

      In July 2000, the Company obtained $1.65 million in financing in the form of a promissory note from Holmes Harbor Company, Inc., a stockholder of the Company. The note was secured by substantially all assets of the Company and bore interest at 13% with interest only payments until due on July 11, 2001.

      As an inducement to obtain the note, the Company issued fully vested warrants to purchase 10,000 shares of the Company’s common stock to the stockholder. The warrants are exercisable at $5.50 per share and expire upon the earlier of July 10, 2010 or a change in control of the Company. The fair value of the warrants was $3,238 on the date of grant determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 6.09%, volatility of 96%, and an expected life of 10 years. The fair value of the warrants was recorded as a discount on the note and is being amortized to interest expense over the term of the note.

      The note was restructured in April 2001. Under the terms of the restructured note agreement, the Company repaid $825,000 plus accrued and unpaid interest. In addition, in settlement of the remaining balance due, the Company issued a convertible promissory note in the amount of $825,000 and a ten-year warrant to purchase up to 50,000 shares of the Company’s Series D preferred stock at an exercise price of $5.00 per share. The note was secured by substantially all of the assets of the Company, except for certain intellectual property, and accrued interest at a rate of 13% per annum with quarterly principal and interest payments due beginning on September 30, 2001. The fair value of the warrant was $224,935 on the date of grant determined using the Black-Scholes option pricing model and the probability that the warrant will vest. The following assumptions were used in the Black-Scholes calculation: expected dividend yield of 0%, risk free interest rate of 6.00%, volatility of 108%, and an expected life equal to the contractual term of 10 years. The fair value of the warrant was accounted for as a discount on the note and was recognized as interest expense over the stated term of the note. Additionally, the Company recorded $455,935 as additional paid-in capital for the beneficial conversion feature on the note. The beneficial conversion amount was also accounted for as a discount on the note and was charged to interest expense over the term of the note.

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

(6) Income Taxes

      There was no income tax benefit attributable to net losses for 2000, 2001, and 2002. The difference between taxes computed by applying the U.S. federal corporate rate of 34% and the actual income tax provisions in 2000, 2001, and 2002 is primarily the result of establishing a valuation allowance on the Company’s deferred tax assets.

      The tax effects of temporary differences and tax loss and credit carryforwards that give rise to significant portions of deferred tax assets at December 31 are comprised of the following:

	2001

		2002

Net operating loss carryforwards	$8,893,353	$12,241,976
Research and development credit carryforwards	595,466	885,432
Depreciation and amortization	457,804	892,839
Other	278,405	807,326

Gross deferred tax assets	10,225,028	14,827,573
Less valuation allowance	(10,225,028)	(14,827,573)

Net deferred tax assets	$—	$—

      The increase in the valuation allowance for deferred tax assets for 2000, 2001, and 2002 of $2,773,870, $3,460,231, and $4,602,545, respectively, was due to the inability to utilize net operating losses and research and development credits.

      At December 31, 2002, the Company had net operating loss carryforwards for income tax purposes of approximately $36,006,000 and unused research and development tax credits of approximately $885,000 available to offset future taxable income and income taxes, respectively, expiring beginning 2018 through 2022. The Company’s ability to utilize net operating loss and credit carryforwards is limited pursuant to the Tax Reform Act of 1986, due to cumulative changes in stock ownership in excess of 50% such that some net operating losses may never be utilized.

(7) Scientific Collaboration Arrangements

      The Company has also entered into certain collaborative arrangements under which it may be obligated to pay royalties or milestone payments if product development is successful. It is not anticipated that the aggregate amount of any royalty or milestone obligations under these other arrangements will be material to the Company’s operations.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(8) Commitments and Contingencies

     (a) Lease Obligations

      The Company leases its facilities and certain equipment. Commitments for minimum rentals under noncancelable leases in effect as of December 31, 2002 are as follows (in thousands):

	Capital	Operating
	Leases	Leases

2003	94	$1,151
2004	59	1,191
2005	43	1,233
2006	11	1,276
2007	2	1,321
Thereafter	—	3,747

Total minimum lease payments	208	$9,920

Less amount representing interest	37

Present value of minimum lease payments	171
Less current portion	73

	$98

      Included in property and equipment are assets under capital leases totaling $299,000 and $352,000 and related accumulated amortization totaling $65,000 and $70,000 at December 31, 2001 and 2002, respectively.

      Rent expense was $505,000, $798,000 and $1.0 million in 2000, 2001 2002, respectively, net of sublease income of $147,000, $247,000, and $112,000 in 2000, 2001 and 2002, respectively.

(b) Legal Matters

      The Company is involved from time to time in claims, proceedings and litigation arising in the normal course of business. The Company does not believe that any present claims, proceedings or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position or results of operations.

(9) Note Payable

      The Company has a note payable of $420,000 as of December 31, 2002, which represents short term financing of a portion of the annual premium for Directors & Officers liability insurance of which approximately $585,000 is included in prepaid assets. The note bears interest at a rate of 4.546% with 8-installment payments of $53,399 each in 2003.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(10) Unaudited Quarterly Financial Information (in thousands, except loss per share)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2001	2001	2001	2001

Total revenues	$44	$16	$14	$55
Net loss applicable to common stockholders	$(2,271)	$(7,152)	$(2,657)	$(5,213)
Net loss per share applicable to common stockholders — basic and diluted	$(1.17)	$(3.70)	$(1.37)	$(1.11)
Weighted average shares used in computing basic and diluted loss per share	1,934	1,935	1,936	4,697

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2002	2002	2002	2002

Total revenues	$3	$6	$—	$—
Net loss applicable to common stockholders	$(3,128)	$(4,447)	$(3,501)	$(1,728)
Net loss per share applicable to common stockholders — basic and diluted	$(0.19)	$(0.26)	$(0.21)	$(0.10)
Weighted average shares used in computing basic and diluted loss per share	16,879	16,885	16,896	16,979

(11) Loss on Sublease

      After the Company’s fourth quarter 2002 reorganization and downsizing of approximately 45 individuals, which resulted in approximately $596,000 of severance related cost (included in general and administrative expenses) of which $9,000 remained accrued at December 31, 2002, the Company ceased using approximately 22,000 square feet of general laboratory, Good Manufacturing Practices (GMP) space, and general administrative space, at its Bothell, Washington facility, as of December 31, 2002.

      The Company remains contractually bound for the cost of this space, through the September 1, 2009 term of the original lease, and has engaged the services of a commercial real estate broker to locate suitable tenants for potential subleasing of this laboratory area, from the Company.

      The Company recognized a loss on facility sublease of $721,000, and a liability of $929,000, including deferred rent of $208,000 previously recorded, for the year ended December 31, 2002 in estimating the loss of economic benefit from vacating approximately 22,000 square feet of laboratory and administrative space at its Bothell, Washington facility. Payments over the remaining lease term total $9.9 million. The Company had not subleased any space and made its estimate of expected receipts under sublease payments based on expected fair market value rents. To the extent its estimate of sublease payments to be received is inaccurate, the liability recognized will be adjusted when a better estimate is known.

(12) Impairment and Disposal of Long-lived Assets

      After the Company’s fourth quarter 2002 reorganization and downsizing, the Company ceased using approximately 22,000 square feet of general laboratory, Good Manufacturing Practices (GMP) space, and general administrative space at its Bothell, Washington facility.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company recorded in December 2002 a $1.0 million asset impairment loss including equipment which is being disposed of based on the inability to recover leasehold improvements through sublease payments and expected selling prices of equipment based on actual Company experience.

      Also, as a result of this fourth quarter downsizing, the Company sold $1.0 million in fixed assets recognizing a loss on retirement of fixed assets of approximately $400,000, net of depreciation and cash received of approximately $44,000, in December 2002 which is included in general and administrative expense.

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)
AND SUBSIDIARY

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Fifth Amended and Restated Certificate of Incorporation.(3.1)(1)
3.2	Bylaws of the Registrant.(3.2)(1)
4.1	Specimen Common Stock Certificate.(4.1)(1)
10.1	PSMA Sublicense Agreement dated as of August 28, 2000 by and between the Registrant and Cytogen Corporation.(10.1)(1)
10.2	Collaboration Agreement dated as of April 24, 2001 by and between the Registrant and Medarex, Inc.(10.2)(1)
10.3	Development Agreement dated July 30, 1997 between the Registrant and Medarex, Inc.(10.3)(1)
10.4	Employment Agreement dated February 2, 2001 between the Registrant and Daniel O. Wilds.(10.4)(1)
10.5	Employment Agreement dated February 2, 2001 between the Registrant and Alton L. Boynton.(10.5)(1)
10.6	Office Lease dated October 22, 1999 between the Registrant and Nexus Canyon Park LLC.(10.6)(1)
10.7	Subordination, Nondisturbance and Attornment Agreement dated November 10, 1999 between the Registrant, Nexus Canyon Park LLC and Bank of America, N.A.(10.7)(1)
10.8	Sublease Agreement dated as of September 1, 2000, between the Registrant and Northwest Hospital Department of Molecular Medicine.(10.8)(1)
10.9	Loan Agreement dated April 24, 2001 between the Registrant and Holmes Harbor Company, Inc.(10.9)(1)
10.10	Master Note for Line of Credit dated July 1, 1997 between the Registrant and Northwest Hospital.(10.10)(1)
10.11	Amendment to Master Note for Line of Credit dated February 1, 2000 between the Registrant and Northwest Hospital.(10.11)(1)
10.12	Second Amendment to Master Note for Line of Credit dated February 1, 2000 between the Registrant and Northwest Hospital.(10.12)(1)
10.13	Clinical Trial Agreement dated January 7, 2000 between the Registrant and the Regents of the University of California.(10.13)(1)
10.14	Clinical Trial Agreement dated December 16, 1999 between the Registrant and the University of Texas, M.D. Anderson Cancer Center.(10.14)(1)
10.15	1998 Stock Option Plan.(10.15)(1)
10.16	1999 Executive Stock Option Plan.(10.16)(1)
10.17	2001 Stock Option Plan.(10.17)(1)
10.18	2001 Nonemployee Director Stock Incentive Plan.(10.18)(1)
10.19	Employee Stock Purchase Plan.(10.19)(1)
10.20	Amended and Restated Investors’ Rights Agreement dated March 1999.(10.20)(1)
10.21	Series D Investors’ Rights Agreement dated October 2000.(10.21)(1)
10.22	Clinical Trial Agreement dated August 22, 2001 between the Registrant and the Regents of the University of California.(10.22)(1)
10.23	Agreement dated April 4, 2001 by and between the Registrant and the Regents of the University of California.(10.23)(1)

Exhibit
Number	Description

10.24	Master Laboratory Services Agreement dated November 21, 2001 by and between the Registrant and Quintiles Laboratories Limited.(10.24)(1)
23.1	Consent of KPMG LLP, Independent Auditors.*
99.1	Certificate of Chief Executive Officer
99.2	Certificate of Principal Financial and Accounting Officer

*	Filed herewith.

(1)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-67350).

CERTIFICATIONS

I, Daniel O. Wilds, Chief Executive Officer of the Company, certify that:

(1) I have reviewed this annual report on Form 10-K of Northwest Biotherapeutics;

(2) Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”) and;

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6) The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Daniel O. Wilds
Daniel O. Wilds
Chief Executive Officer

Date: March 20, 2003

CERTIFICATIONS

I, Larry L. Richards, Controller (Principal Financial and Accounting Officer) of the Company, certify that:

(1) I have reviewed this annual report on Form 10-K of Northwest Biotherapeutics;

(2) Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”) and;

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6) The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Larry L. Richards
Larry L. Richards
Controller
(Principal Financial and Accounting Officer)

Date: March 20, 2003

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bothell, State of Washington, on March 20, 2003.

NORTHWEST BIOTHERAPEUTICS, INC.

By:	/s/ DANIEL O. WILDS

Daniel O. Wilds
Its: Chairman of the Board, President and
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DANIEL O. WILDS Daniel O. Wilds	Chairman of the Board of Directors, President, Chief Executive Officer and Director (Principal Executive Officer)	March 20, 2003

/s/ ALTON L. BOYNTON, PH.D. Alton L. Boynton, Ph.D.	Director	March 20, 2003

/s/ RANDALL L-W. CAUDILL, PH.D. Randall L-W. Caudill, Ph.D.	Director	March 20, 2003

/s/ GEORGE P. HUTCHINSON George P. Hutchinson	Director	March 20, 2003

/s/ HAAKON RAGDE, M.D. Haakon Ragde, M.D.	Director	March 20, 2003

/s/ WAYNE L. PINES Wayne L. Pines	Director	March 20, 2003

/s/ LARRY L. RICHARDS Larry L. Richards	Controller (Principal Financial and Accounting Officer)	March 20, 2003