Form 10-Q
period 2003-03-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2003-05-14
CIK 1072379

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]    No [X]

     As of May 5, 2003, the registrant had outstanding 18,940,776 shares of common stock, $0.001 par value.

NORTHWEST BIOTHERAPEUTICS, INC.

Page

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Condensed Balance Sheets (unaudited) as of March 31, 2003, and December 31, 2002	3
Condensed Statements of Operations (unaudited) for the three-month periods ended March 31, 2003 and 2002 and the period from March 18, 1996 (inception) to March 31, 2003	5
Condensed Statements of Cash Flows (unaudited) for the three-month periods ended March 31, 2003 and 2002 and the period from March 18, 1996 (inception) to March 31, 2003	7
Notes to Condensed Financial Statements	9
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	23
PART II — OTHER INFORMATION	23
Item 1. Legal Proceedings	23
Item 2. Changes in Securities and Use of Proceeds	24
Item 3. Defaults Upon Senior Securities	24
Item 4. Submission of Matters to a Vote of Security Holders	24
Item 5. Other Information	24
Item 6. Exhibits	24
SIGNATURES	25
CERTIFICATIONS	26
INDEX TO EXHIBITS	28

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

Condensed Balance Sheets
(unaudited)

(in thousands)

	March 31,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$2,543	$2,539
Marketable securities	—	704
Accounts receivable	61	—
Accounts receivable from affiliates	—	3
Accounts receivable from Medarex	—	1,124
Prepaid expenses and other current assets	464	745

Total current assets	3,068	5,115

Property and equipment:
Leasehold improvements	755	739
Laboratory equipment	936	952
Office furniture and other equipment	272	272

	1,963	1,963
Less accumulated depreciation and amortization	677	615

Property and equipment, net	1,286	1,348
Restricted cash	1,109	1,109

Total assets	$5,463	$7,572

Liabilities And Stockholders’ Equity
Current liabilities:
Current portion of note payable	$263	$420
Current portion of capital lease obligations	67	73
Accounts payable	208	497
Accrued expenses	235	241

	March 31,	December 31,
	2003	2002

Accrued loss on facility sublease, current portion	275	418

Total current liabilities	1,048	1,649
Long-term liabilities:
Capital lease obligations, net of current portion	84	98
Deferred rent	188	158
Due to Medarex	—	280
Accrued loss on facility sublease, less current portion	493	511

Total liabilities	1,813	2,696

Stockholders’ equity:
Common stock, $0.001 par value; 125,000,000 shares authorized and 18,940,776 and 17,930,276 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	19	18
Additional paid-in capital	64,073	63,794
Deferred compensation	(359)	(444)
Deficit accumulated during the development stage	(60,083)	(58,492)

Total stockholders’ equity	3,650	4,876

Total liabilities and stockholders’ equity	$5,463	$7,572

     See accompanying notes to condensed financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

Condensed Statements of Operations
(unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,		Period from March 18, 1996
			(inception) to
	2003	2002	March 31, 2003

Revenues:
Research material sales	$—	$3	$336
Contract research and development from related parties	—	—	1,128
Research grants	69		168
Other	—	—	33

Total revenues	69	3	1,665

Operating expenses:
Cost of research material sales	—	3	251
Research and development	508	1,352	22,858
General and administrative	1,066	1,687	22,851
Depreciation and amortization	87	143	1,951
Accrued loss on facility sublease	—	—	721
Asset impairment loss	—	—	1,032

Total operating expenses	1,661	3,185	49,664

Loss from operations	(1,592)	(3,182)	(47,999)

Other income (expense):
Gain on sale of intellectual property	—	—	2,840
Interest expense	(11)	(12)	(7,793)
Interest income	12	66	717

Net loss	(1,591)	(3,128)	(52,235)
Accretion of Series A preferred stock mandatory redemption obligation	—	—	(1,872)
Series A preferred stock redemption fee	—	—	(1,700)
Beneficial conversion feature of

	Three Months Ended		Period from March 18, 1996
	March 31,		(inception) to
	2003	2002	March 31, 2003

Series D preferred stock	—	—	(4,274)

Net loss applicable to common stockholders	$(1,591)	$(3,128)	$(60,081)

Net loss per share applicable to common stockholders — basic and diluted	$(0.09)	$(0.19)

Weighted average shares used in computing basic and diluted loss per share	18,657	16,879

     See accompanying notes to condensed financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

Condensed Statements of Cash Flows
(unaudited)

(in thousands)

			Period from
	Three Months Ended		March 18, 1996
	March 31,		(inception) to
	2003	2002	March 31, 2003

Cash flows from operating activities:
Net loss	$(1,591)	$(3,128)	$(52,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	87	142	1,950
Amortization of deferred financing costs	—	—	320
Amortization of debt discount	—	—	5,749
Accrued interest converted to preferred stock	—	—	260
Stock-based compensation costs	85	179	885
(Gain) loss on sale and disposal of equipment	(40)	—	442
Gain on sale of intellectual property to Medarex	—	—	(2,840)
Asset impairment loss	—	—	1,032
Accrued loss on facility sublease	—	—	721
Changes in operating assets and liabilities:
Accounts receivable	(58)	77	(61)
Prepaid expenses and other current assets	281	(26)	2
Accounts payable and accrued expenses	(295)	(953)	842
Accrued loss on facility sublease	(161)	—	(161)
Deferred rent	30	37	396

Net cash used in operating activities	(1,662)	(3,672)	(42,698)

Cash flows from investing activities:
Purchases of property and equipment, net	(29)	(141)	(4,417)
Proceeds from sale of PP&E	44	—	44
Proceeds from sale of intellectual property	—	—	1,000
Proceeds from sale of marketable securities	1,828	—	2,000
Transfer of restricted cash	—	(103)	(1,109)

Net cash provided by (used in) investing activities	1,843	(244)	(2,482)

Cash flows from financing activities:
Proceeds from issuance of note payable to stockholder	—	—	1,650
Repayment of note payable to stockholder	—	—	(1,650)
Proceeds from issuance of convertible promissory notes and warrants, net of issuance costs	—	—	5,064

			Period from
	Three Months Ended		March 18, 1996
	March 31,		(inception) to
	2003	2002	March 31, 2003

Borrowings under line of credit with Northwest Hospital	—	—	2,834
Repayment of line of credit with Northwest Hospital	—	—	(2,834)
Payments on capital lease obligations	(20)	(16)	(185)
Proceeds from issuance of preferred stock, net	—	—	27,432
Proceeds from exercise of stock options and warrants	—	216	220
Proceeds from issuances of common stock, net	—	—	17,369
Series A preferred stock redemption fee	—	—	(1,700)
Deferred financing costs	—	—	(320)
Payments on note payable	(157)	—	(157)

Net cash provided by (used in) financing activities	(177)	200	47,723

Net increase (decrease) in cash and cash equivalents	4	(3,716)	2,543
Cash and cash equivalents at beginning of period	2,539	14,966	—

Cash and cash equivalents at end of period	$2,543	$11,250	$2,543

Supplemental disclosure of cash flow information — cash paid during the period for interest	$11	$12	$1,359

Supplemental schedule of noncash financing and investing activities:
Equipment acquired through capital leases	$—	$—	$285
Accretion of Series A preferred stock mandatory redemption obligation	—	—	1,872
Beneficial conversion feature of convertible promissory notes	—	—	1,026
Conversion of convertible promissory notes and accrued interest to Series D preferred stock	—	—	5,324
Issuance of Series C preferred stock warrants in connection with lease agreement	—	—	43
Issuance of common stock for license rights	—	—	4
Liability for and issuance of common stock and warrants to Medarex	—	—	560
Deferred compensation on issuance of stock options and restricted stock grants	—	—	471
Cancellation of options and restricted stock	—	—	693
Financing of prepaid insurance through note payable	—	—	420
Stock subscription receivable	$—	$—	$480

     See accompanying notes to condensed financial statements.

Northwest Biotherapeutics, Inc.
(A Development Stage Company)

Notes to Condensed Financial Statements
(unaudited)

1. Basis of Presentation

     The accompanying unaudited financial statements for Northwest Biotherapeutics, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

     For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission.

     The auditor’s report on the foregoing financial statements of the Company for the fiscal year ended December 31, 2002 states that because of operating losses and an accumulated deficit, there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

      Had the Company recognized the compensation cost of employee stock options based on the fair value of the options on the date of grant as prescribed by SFAS No. 123, the pro forma net loss applicable to common stockholders and related loss per share would have been adjusted to the pro forma amounts indicated below:

	Three months ended March 31

	2003	2002

Net loss applicable to common stockholders

As reported	$(1,591)	$(3,128)

Add: Stock-based employee compensation expense included in reported net loss, net	85	179

Deduct: Stock-based employee compensation determined under fair value based method for all awards	580	1,218

Pro forma	$(2,086)	$(4,167)

Net loss per share — basic and diluted:

As reported	$(0.09)	$(0.19)

Pro forma	$(0.11)	$(0.25)

     The per share weighted average fair value of stock options granted during the three months ended March 31, 2003 and 2002 was $0.09 and $4.19, respectively, on the date of grant with the following assumptions:

	2003	2002

Risk-free interest rate	3.438%	4.488%

Expected life	5 years	5 years

Expected volatility	187%	92% to 100%

Dividend yield	0%	0%

2. Sale of Unregistered Securities

     On December 9, 2002, we entered into an Assignment and License Agreement wherein we sold certain intellectual property to Medarex, acquired certain intellectual property from Medarex and acquired the rights to certain additional intellectual property from Medarex. Pursuant to this agreement, we issued to Medarex 2.0 million unregistered shares of common stock and warrants to purchase 800,000 shares of our unregistered common stock, at an average price of $0.165, all of which had been issued at March 31, 2003.

     Also pursuant to this agreement, we received $3.0 million consisting of $1.0 million in cash and two payments of $1.0 million each payable in Medarex (MEDX) common stock. Medarex guaranteed the value of each payment of common stock at $1.0 million if sold within 30 days of issuance. Remaining Medarex common stock that had not been sold at December 31, 2002 was recorded as marketable securities and the $1.0 million issued in January 2003 was included as a receivable from Medarex at December 31, 2002. The Company has realized a total of $3.0 million in cash as all such securities were sold by February 10, 2003.

3. Net Loss Per Share Applicable to Common Stockholders

     Basic and diluted net loss per share applicable to common stockholders has been computed using the weighted-average number of shares of common stock outstanding during the period, less, for the three months ended March 31, 2003, 8,004 issued and outstanding restricted shares of common stock that are subject to repurchase. Options to purchase 1,736,574 shares of common stock and warrants to purchase 1,368,525 shares of common and preferred stock were excluded from the calculation of diluted net loss per share for the three months ended March 31, 2003 as such securities were antidilutive. Options to purchase 1,513,706 shares of common stock and warrants to purchase 568,525 shares of common and preferred stock were excluded from the calculation of diluted net loss per share for the three months ended March 31, 2002 as such securities were antidilutive.

4. New Accounting Pronouncements

     In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities. Statement No. 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between Statement No. 146 and Issue No. 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. Statement No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. In contrast, under Issue No. 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. Statement No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002 although earlier application is encouraged. The Company adopted SFAS 146 on January 1, 2003. The adoption of SFAS 146 did not have any effect on the Company’s financials.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those statements included with this report. In addition to historical information, this report contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words “believe,” “expect,” “intend,” “anticipate,” and similar expressions are used to identify forward-looking statements, but some forward-looking statements are expressed differently. Many factors could affect our actual results, including those factors described under “Factors That May Affect Results of Operations and Financial Condition.” These factors, among others, could cause results to differ materially from those presently anticipated by us. You should not place undue reliance on these forward-looking statements.

Overview

     Northwest Biotherapeutics, a development-stage biotechnology company, restructured its operations in the fourth quarter of the fiscal year ended December 31, 2002 to focus on discovering and developing potential cancer immunotherapy products and commercializing products for scientific research. As part of its strategy, the Company is further developing diagnostic and therapeutic antibodies against its proprietary cancer targets and it is continuing refinement of its next generation system for cost effectively producing high purity dendritic cells and dendritic cell precursors for potential cancer products.

     From our formation in 1996 to our restructuring in 2002, our activities were primarily limited to the research and development of our dendritic cell-based immunotherapy platform and our monoclonal antibody-based cancer therapies.

     We have a limited history of operations. Since inception, we have incurred significant losses and, as of March 31, 2003, we had a deficit accumulated during the development stage of approximately $60.1 million. In late 2002, we initiated actions to conserve cash including reducing and eliminating certain future commitments, the sale of certain fixed assets, and restructuring as a pre-clinical antibody and dendritic cell development company. Without additional funding, we believe we will only have sufficient funds to operate through the quarter ending September 30, 2003, which raises substantial doubt about our ability to continue as a going concern. In addition, if we are unable to obtain additional capital, we may choose to cease operations prior to that date in an effort to maximize the value, if any, to be paid to our stockholders following a potential liquidation.

     Operating costs and expenses consist primarily of research and development expenses, including clinical trial expenses, and general and administrative expenses.

     Research and development expenses include salary expenses and costs of supplies used in our internal research and development projects. As a result of our recent restructuring, we expect to expend approximately $1.0 million on research and development during 2003.

     From our inception in March 1996 through March 31, 2003, we incurred costs of approximately $22.8 million associated with the research into and development of our product candidates. At this time, because our technologies are unproven, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization.

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

     To date, our revenues have primarily been derived from the manufacture and sale of research materials, contract research and development services and research grants from the federal government. For the fiscal year ended December 31, 2002, we earned approximately $9,000 in revenues from the manufacture and sale of research materials. To date, we have never generated annual revenues in excess of $129,000 from such sales and have never sold our research products to more than one customer in any given year. If we are to rely exclusively on revenues from the sale of our research products to fund our operations, we will need to significantly increase both the number and the size of such sales. We lack high volume manufacturing, sales and marketing experience and, as a result, we may experience significant difficulties in funding our operations through the manufactured sale of research products.

Critical Accounting Policies and Estimates

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

     For example, under EITF 94-3, Accounting for Costs Associated with Exit or Disposal Activities, if an entity remains responsible, without realizing ongoing economic benefit, for continued rental payments for premises being vacated, an estimate of the loss over the remaining life of the primary lease must be made. Sublease rental income is an allowable off set against the total accrued cost of the rental payments that the entity continues to be liable for related to the vacated space.

     Consequently, we recognized a liability of approximately $929,000 and a loss on facility sublease of $721,000, net of deferred rent write off, for the year ended December 31, 2002 in estimating the loss of economic benefit from vacating approximately 22,000 square feet of laboratory and administrative space at our Bothell, Washington, facility. Our payments over the remaining lease term total $9.1 million.

     As of April 15, 2003, consistent with our original expectations, the First Amendment to the Lease for the Bothell, Washington facility was finalized, reducing the Basic Annual Rent from $1,137,720 to $1,081,656 for the balance of the 2003 lease contractual year. This reduction in contractual rent will, however, continue to increase at 3.5% on each succeeding September anniversary of the lease agreement as stipulated in the original lease agreement. As of May 12, 2003, we had not subleased any of the remaining vacated first floor space. We have made our estimate of expected receipts under sublease payments based on expected fair market value rents. To the extent that the parameters on which the estimate of sublease payments to be received change in the future, the liability recognized will be adjusted.

     Also, we made certain estimates in allocating the cost of tenant improvements to the remaining square feet of impaired space, at our Bothell Washington facility, and made certain cost estimates related to the impairment of certain equipment. As a result of this analysis, we recognized an asset impairment loss of approximately $1.0 million in December 2002.

     We also determine our employee stock option compensation costs as the difference between the estimated fair value of our common stock and the exercise price of options on their date of grant. Prior to our initial public offering, our common stock was not actively traded. The fair value of our common stock for purposes of determining compensation expense for this period was determined based on our review of the primary business factors underlying the value of our common stock on the date such option grants were made, viewed in light of the expected initial public offering price per share prior to the initial public offering of our common stock. The actual initial public offering price was significantly lower than the expected price used in determining compensation expense.

     Additionally, we estimate the fair value of stock options and warrants issued to nonemployees using an option valuation method that considers market indicators.

Related Party Transactions

     On December 9, 2002, we entered into an agreement to sell certain rights, title, and interest in certain antigen targets pertaining to our fully human monoclonal antibodies to Medarex. Pursuant to this agreement, we received $3.0 million in working capital, forgiveness of $400,000 payable to Medarex, and we will receive a royalty of 2% of net sales with respect to products deriving from certain intellectual property. Under the terms of our agreement with Medarex, we also acquired the rights to certain other cancer targets in exchange for 2.0 million newly issued unregistered shares of our common stock and warrants to purchase 800,000 shares of our common stock that are dilutive to our stockholders.

Results of Operations

Three Months Ended March 31, 2003 and 2002

     Total Revenues. Revenues increased from $3,000 for the three months ended March 31, 2002 to $69,000 for the three months ended March 31, 2003. One component of revenue consisted of research material sales which decreased from $3,000 for the three months ended March 31, 2002 to $0 for the three months ended March 31, 2003. The rest of our revenues for the period consisted of research grant revenue, which increased from $0 for the three months ended March 31, 2002 to $69,000 for the three months ended March 31, 2003. This increase in revenue was attributable to the receipt of a research grant award in the first quarter 2003. While we continue to seek funding through research grants, we do not anticipate receiving grant revenue sufficient to fund our operations.

     Cost of Research Material Sales. Cost of research material sales decreased from $3,000 for the three months ended March 31, 2002 to $0 for the three months ended March 31, 2003. This decrease was due to reduced sales activity.

     Research and Development Expense. Research and development expense decreased 64% from $1.4 million for the three months ended March 31, 2001 to $0.5 million for the three months ended March 31, 2003. This decrease was primarily due to the November 2002 suspension of all clinical trial activity for our DCVax product candidates and through withdrawing our Investigational New Drug Application (IND) for DCVax-Prostate, a potential treatment for prostate cancer, and for DCVax-Lung, a potential treatment for non-small cell lung cancer.

     General and Administrative Expense. General and administrative expense decreased 37% from $1.7 million for the three months ended March 31, 2002 to $1.0 million for the three months ended March 31, 2003. This decrease was primarily due to the October 9, 2002 directive from our Board of Directors to initiate immediate actions to conserve cash and resulting staff reductions.

     Depreciation and Amortization. Depreciation and amortization decreased 39% from $143,000 for the three months ended March 31, 2002 to $87,000 for the three months ended March 31, 2003. This decrease was primarily due to the disposal or impairment of $1.2 million of equipment and leasehold improvements in 2002.

     Total Other Income (Expense), Net. Other income (expense), net, consists primarily of interest expense and interest income. Interest expense decreased 8% from $12,000 for the three months ended March 31, 2002 to $11,000 for the three months ended March 31, 2003. This decrease was primarily due to several capital leases reaching the end of their respective lease terms with the elimination of the interest component of each lease payment. Interest income decreased 82% from $66,000 for the three months ended March 31, 2002 compared to $12,000 for the three months ended March 31, 2003. This decrease was primarily due to the decline in market interest rates and having lower average cash balances during the quarter.

Liquidity and Capital Resources

     Our independent auditors have indicated in their report on our 2002 financial statements, included in our 2002 Form 10-K, that there is substantial doubt about our ability to continue as a going concern. From inception, we have financed our operations primarily through the public and private sale of securities, cash generated from the sale of scientific research products, equipment leases, sale of intellectual property rights and borrowings from stockholders. We need to raise substantial additional funding to conduct research and development activities, pre-clinical studies and clinical trials necessary to bring our product candidates to market. We intend to seek additional financing through public or private equity financings, strategic alliances with corporate collaborators, additional government grants or other sources.

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

     On October 9, 2002, our Board of Directors authorized management to initiate immediate actions to conserve cash. For that purpose, we reduced and eliminated certain future commitments, sold certain fixed assets and restructured our operations to focus on discovering and developing potential cancer immunotherapy products and commercializing research products.

     In November 2002, we suspended all clinical trial activity for our DCVax product candidates. We withdrew our Investigational New Drug Application (IND) for DCVax-Prostate, a potential treatment for prostate cancer, and for DCVax-Lung, a potential treatment for non-small cell lung cancer.

     As a further result of our restructuring activities, forty-five (45) members of our research and administrative staff were terminated, including our Chief Financial Officer and our Chief Medical Officer. Severance and other related costs of this downsizing totaled $596,000. All severance costs pursuant to the 2002 downsizing have been paid. After these terminations, our remaining staff of 20 consisted of 9 employees in administration and 11 employees in research and development.

     On December 9, 2002, we entered into an agreement to sell certain rights, title, and interest in certain antigen targets pertaining to our fully human monoclonal antibodies to Medarex, Inc. Pursuant to this agreement, we received $3.0 million in working capital and we will receive a royalty of 2% of net sales with respect to any products derived from certain intellectual property. Under the terms of our agreement with Medarex, we acquired the rights to certain other cancer targets in exchange for 2.0 million newly issued unregistered shares of our common stock and warrants to purchase 800,000 unregistered shares of our common stock, all of which, are dilutive to our stockholders.

On December 23, 2002, our common stock was delisted from the NASDAQ National Market for our failure to maintain minimum stockholders’ equity of at least $10 million. In addition, our shares did not meet the minimum bid price requirement of one dollar per share and our “public float” was not in compliance with the $5 million requirement contained in the NASDAQ Marketplace Rules. Our common stock is currently trading on the Over The Counter Bulletin Board (OTCBB). We do not expect to regain compliance with the NASDAQ common stock listing requirements in the foreseeable future.

     We used $3.7 million in cash for operating activities during the three months ended March 31, 2002, compared to $1.7 million during the three months ended March 31, 2003. The change in cash used in operating activities from 2002 to 2003 was primarily a result of the November 2002 suspension of all clinical trial activity.

     We used $244,000 in cash for investing activities during the three months ended March 31, 2002 compared to $1.9 million provided by investing activities during the three months ended March 31, 2003. The cash used during the three months ended March 31, 2003 consisted of $1.1 million received from Medarex and the sale of Medarex (MEDX) common stock held as marketable securities on December 31, 2002 arising from the December 9, 2002 Assignment and License Agreement.

     We were awarded a National Institutes of Health (NIH) cancer research grant, on April 8, 2003, for research to be conducted from February 1, 2003 through January 31, 2004. The total award for fiscal 2003 is $318,137, comprised of approximately $191,649 authorized for direct grant research expenditures and approximately $126,488 authorized for use to cover our facilities and administrative overhead costs. The total award for fiscal 2004 is $327,681, comprised of approximately $197,398 authorized for direct grant research expenditures and approximately $130,283 authorized for use to cover our facilities and administrative overhead costs. Only 10% of the fiscal 2003 portion of the salary and wage cost expended on the grant’s authorized research may be released at this time. The remaining portion of the fiscal 2003 award may be released upon agreement on our facilities and administrative costs. As of March 31, 2003, $69,000 had been expended under the grant which will be recognized in revenue in the second quarter of 2003.

     We were also awarded, by the University of Washington, as a subcontractor to the University of Washington’s award from NIH, a cancer research subcontract on February 26, 2003. This subcontract is from January 1, 2003 through December 31, 2003. The total award for fiscal 2003 is $146,563 consisting of $104,688 authorized for direct grant research expenditures and with approximately $41,875 authorized for use to cover our facilities and administrative overhead costs.

     Receipt of the potential facilities and administrative dollars from these grants will provide nominal funds for the Company’s working capital needs.

     On April 21, 2003, because we have received frequent requests from researchers for access to our cancer associated monoclonal antibodies, human dendritic cells, and dendritic cell precursors (monocytes), we announced our entry into the sale of Research Reagents. However, we have limited manufacturing facilities and expertise to produce our research products and the commercial success of any of our research products will depend upon the strength of our sales and marketing efforts.

     Other than grants described above, we do not have committed external sources of funding as of May 12, 2003. We may be unable to obtain additional funds on acceptable terms, if at all, and may need to undertake additional restructuring in the second and third quarters of 2003. Depending upon the impact of this further restructuring, and depending upon whether adequate funds are available to us we may cease business operations. If we are unable to obtain additional capital, we may choose to cease operations at any time in an effort to maximize the value, if any, to be paid to our stockholders following a potential liquidation.

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

Our auditors have issued a “going concern” audit opinion.

     The auditor’s report on our consolidated financial statements for the fiscal year ended December 31, 2002 states that because of operating losses and an accumulated deficit, there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We will need to raise additional capital which may not be available.

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

     Other than nominal research grant awards, we do not have committed external sources of funding as of May 12, 2003 and we may be unable to obtain additional funds on acceptable terms, if at all. Without committed external sources of funds, we may undertake additional restructuring in the second and third quarters of 2003. Depending upon the impact of this further restructuring, and depending upon whether adequate funds are available to us, we may cease business operations. If we are unable to obtain additional capital, we may choose to cease operations at any time in an effort to maximize the value, if any, to be paid to our stockholders following a potential liquidation.

As a result of questions concerning our status as a going concern, potential customers and strategic partners may decide not to do business with us.

     The success of our restructured operations will depend on our ability to attract customers to our research products and our ability to attract strategic partners to our research initiatives. Due to concerns regarding our ability to continue operations, these third parties may decide not to conduct business with us, or may conduct business with us on terms that are less favorable than those customarily extended by them. If either of these events occur, our business will suffer significantly.

We expect to continue to incur substantial losses, and we may never achieve profitability.

     We have incurred net losses every year since our inception in March 1996 and, as of March 31, 2003, we had a deficit accumulated during the development stage of approximately $60.1 million. We have had net losses applicable to common stockholders as follows:

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

     We have had a limited operating history and are at an early stage of development. We may not be able to achieve revenue growth in the future. We have generated the following limited revenues:

•	$385,000 in 1998;

•	$211,000 in 1999;

•	$156,000 in 2000;

•	$129,000 in 2001; and

•	$9,000 in 2002

     We have derived most of these limited revenues from:

•	the sale of research products to a single customer;

•	contract research and development from related parties; and

•	research grants.

     In the future, we anticipate that our revenues will be derived primarily through the sale of research products. Because this represents a shift in our business focus, it is difficult to evaluate our prospects. Additionally, our future success is more uncertain than if we had a longer or more proven history of operations.

We may not be able to retain existing personnel.

     During 2002, we significantly reduced the number of our employees as part of an extensive cost containment initiative. Our workforce reductions, the volatility in our stock price and our recent asset sales may create anxiety and uncertainty, which may adversely affect employee morale and cause us to lose employees whom we would prefer to retain. To the extent that we are unable to retain our existing personnel, our business and financial results may suffer.

Because we lack sales and marketing experience, we may experience significant difficulties commercializing our research products.

     The commercial success of any of our research products will depend upon the strength of our sales and marketing efforts. We do not have a sales force and have no experience in the sales, marketing or distribution of our research products. To fully commercialize our research products, we will need to create a substantial marketing staff and sales force with technical expertise and the ability to distribute these products. As an alternative, we could seek assistance from a third party with a large distribution system and a large direct sales force. We may be unable to put either of these plans in place. In addition, if we arrange for others to market and sell our products, our revenues will depend upon the efforts of those parties. Such arrangements may not succeed. If we fail to establish adequate sales, marketing and distribution capabilities, independently or with others, our business will be seriously harmed.

We have limited manufacturing capabilities, which could adversely impact our ability to commercialize our research products.

     We have limited manufacturing facilities and expertise to produce our research products. We have never manufactured, on a commercial scale, any of our research products. We may be unable to manufacture these products at a reasonable cost or in sufficient quantities to be profitable.

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

     We intend to devote significant resources to the research and development of new products based upon our unproven technologies. We may not be successful in developing products, and we may never realize any benefits from such research and development activities. Our ability to achieve and sustain profitability depends upon our ability to successfully develop new and commercially viable products, which is particularly difficult for us as our technologies and their commercial viability are unproven.

Competition in our industry is intense and most of our competitors have substantially greater resources than we have.

     The research products market recently entered by the Company is very competitive with many well-established large and small distribution companies, such as BioWhittaker, a Cambrex Company, Dako-Cytomation, and Cellsignalling Technology.

     Currently, our Company is marketing its research products through direct mail, the internet, and select participation in trade shows frequented by researchers who could be interested in our research products. We are also seeking distribution relationships with established and well-positioned distribution companies. There can be no assurances that we will be successful in establishing a market demand for our research products nor that we will be successful in finding a suitable distributor interested in selling our research products.

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

Our intellectual property rights may not provide meaningful commercial protection for our research products or product candidates, which could enable third parties to use our technology, or very similar technology, and could reduce our ability to compete in the market.

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

     We have seven issued patents (four in the United States and three in foreign jurisdictions) and 68 patent applications pending (18 in the United States and 50 in foreign jurisdictions) which cover the use of dendritic cells in DCVax as well as targets for either our dendritic cell or fully human monoclonal antibody therapy candidates. The issued patents expire at dates from 2015 to 2017.

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

     Our success will depend to a substantial degree upon our ability to develop, manufacture, market and sell our research products and product candidates without infringing the proprietary rights of third parties and without breaching any licenses we have entered into regarding our product candidates.

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

     If we lose a patent infringement lawsuit, we could be prevented from selling our research products or product candidates unless we can obtain a license to use technology or ideas covered by such patent or are able to redesign our products to avoid infringement. A license may not be available at all or on terms acceptable to us, or we may not be able to redesign our products to avoid any infringement. If we are not successful in obtaining a license or redesigning our products, we may be unable to sell our products and our business could suffer.

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

     Testing product candidates and marketing and selling commercial biotechnology and biopharmaceutical products, including our research products, involves unavoidable risks. The use of our product candidates or research products in clinical trials, could result in injury to patients, and may lead to claims or lawsuits against us by:

•	consumers;

•	regulatory agencies;

•	biotechnology and biopharmaceutical companies; or

•	others using or selling our product candidates or research products.

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

     As of May 5, 2003, we had 18,940,776 shares of common stock outstanding. The 4.0 million shares sold in our initial public offering are freely tradable without restriction or further registration under the federal securities laws unless purchased by our affiliates. Of our remaining outstanding shares, approximately 12,940,776 may be sold in the public market, subject in some cases to volume and other limitations.

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

     Pursuant to our December 2002 agreement with Medarex, we issued 2.0 million shares of our unregistered common stock and warrants to purchase 800,000 shares of our unregistered common stock at an average exercise price of $0.165 per share. Pursuant to the agreement, Medarex has certain rights to include its shares in registration statements that we may file for ourselves or other stockholders. Furthermore, if we were to include in a company-initiated registration statement shares held by Medarex pursuant to the exercise of their registration rights, those sales could impair our ability to raise needed capital by depressing the price at which we could sell our common stock.

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

     Prior to December 14, 2001, there was no public market for our common stock. On December 23, 2002, we were delisted from the NASDAQ National Market and subsequently listed on the Over The Counter Bulletin Board (OTCBB). You may not be able to sell your shares quickly or at the market price if trading in our stock is not active.

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

     The market prices of the securities of biotechnology companies, particularly companies like ours without earnings and consistent product revenues, have been highly volatile and are likely to remain highly volatile in the future. This volatility has often been unrelated to the operating performance of particular companies. In the past, securities class action litigation has often been brought against companies that experience volatility in the market price of their securities. Moreover, market prices for stocks of biotechnology-related and technology companies can occasionally reach levels that bear no relationship to the operating performance of such companies. These market prices generally are not sustainable and are subject to wide variations. Whether or not meritorious, litigation brought against us could result in substantial costs, divert management’s attention and resources and harm our financial condition and results of operations.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities and Use of Proceeds

     The Registration Statement (SEC File No. 333-67350) for our initial public offering, or IPO, was declared effective by the Securities and Exchange Commission on December 14, 2001, covering an aggregate of 4,000,000 shares of our common stock, and on December 19, 2001, we issued 4,000,000 shares of our common stock at an initial public offering price of $5.00 per share. Approximately $2.8 million of the aggregate $20,000,000 IPO proceeds was used to pay underwriting discounts and commissions and offering expenses resulting in net IPO proceeds of approximately $17.2 million. C.E. Unterberg, Towbin was the managing underwriter of our IPO, and Fahnestock & Co., Inc. and Roth Capital Partners, LLC were the co-managers, all such proceeds have been expended as of March 31, 2003.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits:

     10.1 First Amendment to Lease between Canyon Nexus, Inc. and the Company, effective April 15, 2003.

     99.1 Certificate of Chief Executive Officer

     99.2 Certificate of Controller (Principal Financial and Accounting Officer)

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC

Dated: May 13, 2003	By:	/s/ Daniel O. Wilds

Daniel O. Wilds
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 13, 2003	By:	/s/ Larry L. Richards

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

(6)	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003	By:	/s/ Daniel O. Wilds

Daniel O. Wilds Chief Executive Officer

CERTIFICATIONS

I, Larry L. Richards, Controller (Principal Financial and Accounting Officer) of the Company, certify that:

(1)	I have reviewed this quarterly report on Form 10-Q of Northwest Biotherapeutics;

(2)	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”) and;

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

Date: May 13, 2003
	By:	/s/ Larry L. Richards

Larry L. Richards
Controller
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

10.1	First Amendment to Lease between Canyon Nexus, Inc. and the Company, effective April 15, 2003
99.1	Certificate of Chief Executive Officer

99.2	Certificate of Controller (Principal Financial and Accounting Officer)