Form 10-Q
period 2003-06-30
NORTHWEST BIOTHERAPEUTICS INC
filed 2003-08-14
CIK 1072379

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-26825

NORTHWEST BIOTHERAPEUTICS, INC.

(Exact Name Of Registrant As Specified In Its Charter)

DELAWARE	94-3306718
(State or Other Jurisdiction of	(I.R.S. Employer Identification
Incorporation or Organization)	No.)

Canyon Park Building 8, 22322 20th Avenue S.E., Suite 150, Bothell, Wa. 98021
(Address of Principal Executive Offices, Including Zip Code)

(425) 608-3000
(Registrant’s Telephone Number, Including Area Code)

21720 23rd Dr. S.E., Suite 100, Bothell, Wa. 98021
(Registrant’s Former Address)

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

     As of August 8, 2003, the registrant had outstanding 19,030,776 shares of common stock, $0.001 par value.

NORTHWEST BIOTHERAPEUTICS, INC.

Page

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited) and Supplementary Data	3
Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statement of Cash Flows	5
Notes to Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	21
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	21
Item 2. Changes in Securities and Use of Proceeds	21
Item 3. Defaults Upon Senior Securities	22
Item 4. Submission of Matters to a Vote of Security Holders	22
Item 5. Other Information	22
Item 6. Exhibits and Reports on Form 8-K	22
SIGNATURES	22
INDEX TO EXHIBITS	23
Exhibit 10.1
Exhibit 10.2
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

Condensed Balance Sheets
(unaudited)

(in thousands)

	June 30,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$709	$2,539
Marketable securities	—	704
Accounts receivable	88	—
Accounts receivable from affiliates	—	3
Receivable from Medarex	816	1,124
Prepaid expenses and other current assets	319	745

Total current assets	1,932	5,115

Property and equipment:
Leasehold improvements	66	739
Laboratory equipment	566	952
Office furniture and other equipment	133	272

	765	1,963
Less accumulated depreciation and amortization	368	615

Property and equipment, net	397	1,348
Restricted cash	105	1,109

Total assets	$2,434	$7,572

Liabilities And Stockholders’ Equity
Current liabilities:
Note payable	$105	$420
Current portion of capital lease obligations	52	73
Accounts payable	235	497
Accrued expenses	341	241
Accrued loss on facility sublease, current portion	—	418

Total current liabilities	733	1,649
Long-term liabilities:
Capital lease obligations, net of current portion	69	98
Deferred rent	—	158
Due to Medarex	—	280
Accrued loss on facility sublease, net of current portion	—	511

Total liabilities	802	2,696

Stockholders’ equity:
Common stock, $0.001 par value; 125,000,000 shares authorized and 18,940,776 and 17,930,276 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	19	18
Additional paid-in capital	63,998	63,794
Deferred compensation	(200)	(444)
Deficit accumulated during the development stage	(62,185)	(58,492)

Total stockholders’ equity	1,632	4,876

Total liabilities and stockholders’ equity	$2,434	$7,572

See accompanying notes to condensed financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

Condensed Statements of Operations
(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended		Period from
	June 30,		June 30,		March 18, 1996
					(inception) to
	2003	2002	2003	2002	June 30, 2003

Revenues:
Research material sales	$7	$6	$7	$9	$343
Contract research and development from related parties	—	—	—	—	1,128
Research grants	180	—	249	—	348
Other	—	—	—	—	33

Total revenues	187	6	256	9	1,852

Operating expenses:
Cost of research material sales	40	5	40	8	291
Research and development	500	2,243	1,008	3,596	23,358
General and administrative	1,437	2,078	2,503	3,764	24,288
Depreciation and amortization	50	163	137	305	2,001
Loss on facility sublease and lease cancellation	174	—	174	—	895
Asset impairment loss	904	—	904	—	1,936

Total operating expenses	3,105	4,489	4,766	7,673	52,769

Loss from operations	(2,918)	(4,483)	(4,510)	(7,664)	(50,917)

Other income (expense):
Gain on sale of royalty rights	816	—	816	—	3,656
Interest expense	(8)	(10)	(19)	(22)	(7,801)
Interest income	8	46	20	111	725

Net loss	(2,102)	(4,447)	(3,693)	(7,575)	(54,337)
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	(1,872)
Series A preferred stock redemption fee	—	—	—	—	(1,700)
Beneficial conversion feature of Series D preferred stock	—	—	—	—	(4,274)

Net loss applicable to common stockholders	$(2,102)	$(4,447)	$(3,693)	$(7,575)	$(62,183)

Net loss per share applicable to common stockholders - basic and diluted	$(0.11)	$(0.26)	$(0.20)	$(0.45)

Weighted average shares used in computing basic and diluted loss per share	18,933	16,885	18,286	16,882

See accompanying notes to condensed financial statements.

Northwest Biotherapeutics, Inc.
(A Development Stage Company)
Condensed Statement of Cash Flows
(unaudited)

(in thousands)

	Six Months Ended		Period from
	June 30,		March 18, 1996
			(Inception) to
	2003	2002	June 30, 2003

Cash Flows from Operating Activities:
Net Loss	$(3,693)	$(7,575)	$(54,337)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	137	305	2,000
Amortization of deferred financing costs	—	—	320
Amortization debt discount	—	—	5,749
Accrued interest converted to preferred stock	—	—	260
Stock-based compensation costs	169	317	969
Loss on sale and disposal of property and equipment	904	—	1,386
Gain on sale of intellectual property and royalty rights	(816)	—	(3,656)
Asset impairment loss	—	—	1,032
Loss on facility sublease and lease cancellation	174	—	895
Increase (decrease) in cash resulting from changes in assets and liabilities
Accounts receivable	(85)	55	(88)
Prepaid expenses and other current assets	426	19	291
Accounts payable and accrued expenses	(197)	(296)	940
Accrued loss on sublease	(266)	—	—
Deferred rent	44	73	—

Net Cash used in Operating Activities	(3,203)	(7,102)	(44,239)

Cash Flows from Investing Activities:
Purchase of property and equipment, net	(134)	(515)	(4,522)
Proceeds from sale of property and equipment	44	—	44
Proceeds from sale of intellectual property and royalty rights	—	—	1,000
Proceeds from sale of marketable securities	1,828	—	2,000
Restricted cash	—	(104)	(1,109)

Net Cash provided by (used in) Investing Activities	1,738	(619)	(2,587)

Cash Flows from Financing Activities:
Proceeds from issuance of note payable to stockholder	—	—	1,650
Repayment of note payable to stockholder	—	—	(1,650)
Proceeds from issuance of convertible promissory note and warrants, net of issuance costs	—	—	5,064
Borrowing under line of credit, Northwest Hospital	—	—	2,834
Repayment of line of credit to Northwest Hospital	—	—	(2,834)
Payment on capital lease obligations	(50)	(34)	(215)
Payments on note payable	(315)	—	(315)
Proceeds from issuance preferred stock, net	—	—	27,432
Proceeds from exercise of stock options and warrants	—	216	220
Proceeds from issuance common stock, net	—	—	17,369
Series A preferred stock redemption fee	—	—	(1,700)
Deferred financing costs	—	—	(320)

Net Cash (used in) provided by Financing Activities	(365)	182	47,535

Net increase (decrease) in cash and cash equivalents	(1,830)	(7,539)	709
Cash and cash equivalents at beginning of period	2,539	14,966	—

Cash and cash equivalents at end of period	709	7,427	709

Supplemental disclosure of cash flow information — cash paid during the period for interest	18	22	1,366

Supplemental schedule of non-cash financing activities
Equipment acquired through capital leases	—	59	285
Accretion of Series A preferred stock mandatory redemption obligation	—	—	1,872
Beneficial conversion feature of convertible promissory notes	—	—	1,026
Conversion of convertible promissory notes and accrued interest to Series D preferred stock	—	—	5,324
Issuance of Series C preferred stock warrants in connection with lease agreement	—	—	43
Issuance of common stock for license rights	—	—	4
Issuance of common stock and warrants to Medarex	280	—	560
Deferred compensation on issuance of stock options and restricted stock grants	—	—	471
Cancellation of options and restricted stock	—	—	693
Financing of prepaid insurance through note payable	$—	$—	$420

Northwest Biotherapeutics, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

(unaudited)

1. Basis of Presentation

     The accompanying unaudited financial statements for Northwest Biotherapeutics, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

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

     The per share weighted average fair value of stock options granted during the six months ended June 30, 2003 and 2002 was $1.74 and $1.32, respectively, on the date of grant with the following assumptions:

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Net loss applicable to common stockholders
As reported	(2,102)	(4,447)	(3,693)	(7,575)
Add: Stock-based employee compensation expense included in reported net loss, net	84	97	169	317
Deduct: Stock-based employee compensation determined under fair value based method for all awards	(100)	(254)	(226)	(519)

Pro forma	(2,118)	(4,604)	(3,750)	(7,777)

Net loss per share-basic and diluted:
As reported	(0.11)	(0.26)	(0.20)	(0.45)

Pro forma	(0.11)	(0.27)	(0.21)	(0.46)

The per share weighted average fair value of stock options granted during the three months ended June 30, 2003 and 2002 was $0.02 and $3.88, respectively and for the six months ended June 30, 2003 and 2002 was $0.09 and $4.44, respectively.

	Three months ended June 30,		Six months ended June 30,

	2003	2002	2003	2002

Risk-free interest rate	3.11	4.43	3.11	4.43
Expected life	5 years	5 years	5 years	5 years
Expected volatility	207	95	207	95
Dividend yield	0	0	0	0

2. Liquidity

     We currently expect that our cash and other assets will be sufficient to satisfy our liabilities as they come due through September 30, 2003. Unless we receive significant additional funding in the future, operations after September 30, 2003 will require us to use assets that otherwise would be required to successfully liquidate the business and pay our liabilities. For this reason, we may be required to shut down our operations on or before September 30, 2003. From September 30, 2003 through December 31, 2003, we expect to receive an additional $135,384 in research grant revenues and $17,500 in expense reimbursements.

     Expected grant revenue of $135,384 includes $115,464, which may be used to fund our facilities and administrative overhead costs if our June 23, 2003 Facilities and Administrative Rate Proposal is approved by the National Institutes of Health (NIH) before December 31, 2003. If not approved, the expected facilities and administrative grant revenue will be $13,986 in 2003. Revenue from research grants includes only that amount that is receivable to the Company based on the rate proposal not being approved.

     We believe that these nominal revenues will be insufficient to fund our continued operations, and we do not have any additional commitments for funding at this time.

3. Sale of Unregistered Securities

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

     On June 30, 2003, we entered into a Settlement Agreement with Nexus Canyon Park, our prior landlord. Under this Settlement Agreement, Nexus Canyon Park agreed to permit premature termination of our prior lease and excuse future performance by the Company of lease obligations in exchange for 90,000 shares of our unregistered common stock with a fair value of $35,000 and its retention of $1.0 million of restricted cash related to the lease. The Settlement Agreement resulted in an additional loss on facility sublease and lease termination of $174,000, net of deferred rent of $203,000. In June 2003, we moved from our previous facilities and signed a new lease commencing July 1, 2003 for a term of 39 months with a future lease obligation of approximately $788,000.

4. Net Loss Per Share Applicable to Common Stockholders

     Basic and diluted net loss per share applicable to common stockholders has been computed using the weighted-average number of shares of common stock outstanding during the period, less, for the three months ended June 30, 2003, 8,004 issued and outstanding restricted shares of common stock that are subject to repurchase. Options to purchase 1,681,817 shares of common stock and warrants to purchase 1,368,525 shares of common and preferred stock were excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2003 as such securities were antidilutive. Options to purchase 1,490,297 shares of common stock and warrants to purchase 568,525 shares of common and preferred stock were excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2002 as such securities were antidilutive.

5. Sale of Future Royalty Rights

     On June 20, 2003, we entered into the First Amendment to Assignment and License Agreement with Medarex wherein the purchase price of $816,000 was negotiated based on the expected discounted net present value (NPV) of the future 2% royalty obligation under that certain Assignment and License Agreement dated December 9, 2002. The $816,000 was received on July 1, 2003 and is included as a receivable from Medarex at June 30, 2003.

6. Asset Impairment Loss

     In December 31, 2002, when vacating approximately 22,000 square feet of laboratory and administrative space at our prior offices, we made certain estimates in allocating the cost of tenant improvements to the remaining square feet of impaired space and made certain cost estimates related to the impairment of certain equipment. As a result of that analysis, we recognized an asset impairment loss of approximately $1.0 million in December 2002. With the lease cancellation with respect to the entire leased space on June 30, 2003, we recorded an additional loss on disposal of assets of approximately $904,000 primarily related to leasehold improvements and equipment that will not be utilized in our new location.

7. New Accounting Pronouncements

     In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities. Statement No. 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between Statement No. 146 and Issue No. 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. Statement No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. In contrast, under Issue No. 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. Statement No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002 although earlier application is encouraged. The Company adopted SFAS 146 on January 1, 2003. The adoption of SFAS 146 did not have any effect on the Company’s financial statements.

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

Overview

     Northwest Biotherapeutics, Inc., a development-stage biotechnology company, restructured its operations in the fourth quarter of the fiscal year ended December 31, 2002 to focus on discovering and developing potential cancer immunotherapy products and commercializing products for scientific research. As part of our strategy, we are further developing diagnostic and therapeutic antibodies against proprietary cancer targets and we are continuing refinement of our next generation system for cost effectively producing high purity dendritic cells and dendritic cell precursors for potential cancer products.

     From our formation in 1996 to restructuring in 2002, our activities were primarily limited to the research and development of a dendritic cell-based immunotherapy platform and monoclonal antibody-based cancer therapies.

     We have a limited history of operations. Since inception, we have incurred significant losses and, as of June 30, 2003, we had a deficit accumulated during the development stage of approximately $62.2 million. In late 2002, we initiated actions to conserve cash including reducing and eliminating certain future commitments, the sale of certain fixed assets, and restructuring as a pre-clinical antibody and dendritic cell development company. Without additional funding, we believe we will only have sufficient funds to operate through the third quarter 2003, which raises substantial doubt about our ability to continue as a going concern. In addition, if we are unable to obtain additional capital, we may choose to cease operations prior to that date in an effort to maximize the value, if any, to be paid to our stockholders following a potential liquidation.

     Operating costs and expenses consist primarily of research and development expenses, including clinical trial expenses, and general and administrative expenses.

     Research and development expenses include salary expenses and costs of supplies used in our internal research and development projects.

     From our inception in March 1996 through June 30, 2003, we incurred costs of approximately $23.4 million associated with the research into and development of our product candidates. At this time, because our technologies are unproven, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization.

     General and administrative expenses include compensation expenses related to executive, information technology, finance and administrative personnel, the cost of facilities, insurance and legal support, as well as amortization costs of stock options and warrants issued to consultants and for entering into commercial arrangements.

     To date, our revenues have primarily been derived from the manufacture and sale of research materials, contract research and development services and research grants from the federal government. For the six months ended June 30, 2003, we earned approximately $7,000 in revenues from the manufacture and sale of research materials. To date, we have never generated annual revenues in excess of $129,000 from such sales and these sales were made to one customer. If we are to rely exclusively on revenues from the sale of our research products to fund our operations, we will need to significantly increase both the number of customers and the size of such sales. We lack high-volume manufacturing, sales and marketing experience and, as a result, we may experience significant difficulties in funding our operations through the manufactured sale of research products.

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

     For example, under EITF 94-3, Accounting for Costs Associated with Exit or Disposal Activities, if an entity remains responsible, without realizing ongoing economic benefit, for continued rental payments for premises being vacated, an estimate of the loss over the remaining life of the primary lease must be made. Sublease rental income is an allowable offset against the total accrued cost of the rental payments that the entity continues to be liable for related to the vacated space.

     Consequently, we recognized, for the year ended December 31, 2002, a liability of approximately $929,000 and a loss on facility sublease of $721,000, net of deferred rent write off in estimating the loss of economic benefit from vacating approximately 22,000 square feet of laboratory and administrative space at our prior offices. Our payments, as of December 31, 2002, over the remaining lease term of this primary lease, with Nexus Canyon Park (Landlord), totaled approximately $9.1 million.

     On June 30, 2003, we entered into a Settlement Agreement with Nexus Canyon Park, our prior landlord. Under this Settlement Agreement, Nexus Canyon Park agreed to permit premature termination of our prior lease and excuse future performance by the Company of lease obligations in exchange for 90,000 shares of our unregistered common stock with a fair value of $35,000 and its retention of $1.0 million of restricted cash related to the lease. The Settlement Agreement resulted in an additional loss on facility sublease and lease termination of $174,000, net of deferred rent of $203,000.

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

     Additionally, we estimate the fair value of stock options and warrants issued to non-employees using an option valuation method that considers market indicators.

Related Party Transactions

     On December 9, 2002, we entered into an agreement to sell certain rights, title, and interest in certain antigen targets pertaining to our fully human monoclonal antibodies to Medarex. Pursuant to this agreement, we received $3.0 million in working capital, forgiveness of $400,000 payable to Medarex, and were to receive a royalty of 2% of net sales with respect to products deriving from certain intellectual property. Under the terms of our agreement with Medarex, we also acquired the rights to certain other cancer targets in exchange for 2.0 million newly issued unregistered shares of our common stock and warrants to purchase 800,000 shares of our common stock that are dilutive to our stockholders.

     On June 20, 2003, we entered into the First Amendment to Assignment and License Agreement with Medarex wherein Medarex agreed to purchase the expected discounted net present value (NPV) of the future 2% royalty obligation under that certain Assignment and License Agreement dated December 9, 2002 for $816,000. The $816,000 was received on July 1, 2003 and is included as a receivable from Medarex at June 30, 2003.

Results of Operations

Three Months Ended June 30, 2003 and 2002

     Total Revenues. Revenues increased from $6,000 for the three months ended June 30, 2002 to $187,000 for the three months ended June 30, 2003. This increase in revenue is primarily related to research grant revenue attributable to the receipt of a research grant award in the first quarter of 2003. While we continue to seek funding through research grants, we do not anticipate receiving grant revenue sufficient to fund our operations.

     Cost of Research Material Sales. Cost of research material sales increased from $5,000 for the three months ended June 30, 2002 to $40,000 for the three months ended June 30, 2003. This increase was due to increased direct labor costs attributed to our entry into the sale of research reagents.

     Research and Development Expense. Research and development expense decreased 77.2% from $2.2 million for the three months ended June 30, 2002 to $500,000 for the three months ended June 30, 2003. This decrease was primarily due to the November 2002 suspension of all clinical trial activity for our DCVax product candidates and the withdrawal of our Investigational New Drug Application (IND) for DCVax-Prostate, a potential treatment for prostate cancer, and for DCVax-Lung, a potential treatment for non-small cell lung cancer.

     General and Administrative Expense. General and administrative expense decreased 30% from $2.0 million for the three months ended June 30, 2002 to $1.4 million for the three months ended June 30, 2003. This decrease was primarily due to the October 9, 2002 directive from our Board of Directors to initiate immediate actions to conserve cash and resulting staff reductions.

     Depreciation and Amortization. Depreciation and amortization decreased 69.3% from $163,000 for the three months ended June 30, 2002 to $50,000 for the three months ended June 30, 2003. This decrease was primarily due to the disposal or impairment of $1.0 million of equipment and leasehold improvements in the fourth quarter 2002 and approximately $904,000 of equipment and leasehold improvements disposed of during the three months ending June 30, 2003.

     Loss on Facility Sublease and Lease Cancellation Loss. Lease cancellation costs of $174,000 are associated with the June 30, 2003 premature termination of the Company's primary lease and release from future lease obligations.

     Asset Impairment loss. Asset disposal costs of $904,000 are primarily related to the write-off of leasehold improvements and equipment associated with the June 30, 2003 premature termination of the Company's primary lease and the resulting move from a 38,000 square foot facility to a facility of approximately 14, 000 whereby such assets will not be utilized.

     Total Other Income (Expense), Net. Other income (expense), net, consists primarily of interest expense and interest income. Interest expense decreased 20% from $10,000 for the three months ended June 30, 2002 to $8,000 for the three months ended June 30, 2003. This decrease was primarily due to several capital leases reaching the end of their respective lease terms with the elimination of the interest component of each lease payment. Interest income decreased 82.6% from $46,000 for the three months ended June 30, 2002 compared to $8,000 for the three months ended June 30, 2003. This decrease was primarily due to the decline in market interest rates and having lower average cash balances during the three months ended June 30, 2003.

     Gain on Sale of Royalty Rights. The $816,000 gain realized on the sale of royalty rights was negotiated based on the expected discounted net present value (NPV) of the future 2% royalty obligation under that certain Assignment and License Agreement dated December 9, 2002 with Medarex and was received in cash on July 1, 2003.

Six Months Ended June 30, 2003 and 2002

     Total Revenues. Revenues increased from $9,000 for the six months ended June 30, 2002 to $256,000 for the six months ended June 30, 2003. One component of revenue consisted of research material sales which decreased from $9,000 for the six months ended June 30, 2002 to $7,000 for the six months ended June 30, 2003. The rest of our revenues for the period consisted of research grant revenue, which increased from $0 for the six months ended June 30, 2002 to $249,000 for the six months ended June 30, 2003. This increase in grant revenue was attributable to the receipt of a research grant award in the first quarter of 2003. While we continue to seek funding through research grants, we do not anticipate receiving grant revenue sufficient to fund our operations.

     Cost of Research Material Sales. Cost of research material sales increased from $8,000 for the six months ended June 30, 2002 to $40,000 for the six months ended June 30, 2003. This increase was due to increased direct labor costs attributed to our entry into the sale of research reagents.

     Research and Development Expense. Research and development expense decreased 72% from $3.6 million for the six months ended June 30, 2002 to $1.0 million for the six months ended June 30, 2003. This decrease was primarily due to the November 2002 suspension of all clinical trial activity for our DCVax product candidates and the withdrawal of our Investigational New Drug Application (IND) for DCVax-Prostate, a potential treatment for prostate cancer, and for DCVax-Lung, a potential treatment for non-small cell lung cancer.

     General and Administrative Expense. General and administrative expense decreased 34% from $3.8 million for the six months ended June 30, 2002 to $2.5 million for the six months ended June 30, 2003. This decrease was primarily due to the October 9, 2002 directive from our Board of Directors to initiate immediate actions to conserve cash and resulting staff reductions.

     Depreciation and Amortization. Depreciation and amortization decreased 55% from $305,000 for the six months ended June 30, 2002 to $137,000 for the six months ended June 30, 2003. This decrease was primarily due to the disposal or impairment of $1.0 million of equipment and leasehold improvements in the fourth quarter 2002 and approximately $904,000, net of equipment and leasehold improvements write-offs during the six months ending June 30, 2003.

     Loss on Facility Sublease and Lease Cancellation. Lease cancellation costs of $174,000 are associated with the June 30, 2003 termination of the Company’s primary lease of its prior offices and release from future lease obligations.

     Asset Impairment Loss. Asset disposal costs of $904,000 are primarily related to the write-off of leasehold improvements and equipment associated with the June 30, 2003 termination of the Company’s primary lease and the resulting move from a 38,000 square foot facility to a facility of approximately 14,000 square feet whereby such assets will not be utilized.

     Total Other Income (Expense), Net. Other income (expense), net, consists primarily of interest expense and interest income. Interest expense decreased 14% from $22,000 for the six months ended June 30, 2002 to $19,000 for the six months ended June 30, 2003. This decrease was primarily due to several capital leases reaching the end of their respective lease terms with the elimination of the interest component of each lease payment. Interest income decreased 82% from $111,000 for the six months ended June 30, 2002 compared to $20,000 for the six months ended June 30, 2003. This decrease was primarily due to the decline in market interest rates and having lower average cash balances during the six months ended June 30, 2003.

     Gain on Sale of Royalty Rights. The $816,000 gain realized on the sale of royalty rights was negotiated based on the expected discounted net present value (NPV) of the future 2% royalty obligation under that certain Assignment and License Agreement dated December 9, 2002 with Medarex and was received in cash on July 1, 2003.

Liquidity and Capital Resources

General Discussion

     We currently expect that our cash and other assets will be sufficient to satisfy our liabilities as they come due through September 30, 2003. Unless we receive significant additional funding in the future, operations after September 30, 2003 will require us to use assets that otherwise would be required to successfully liquidate the business and pay our liabilities. For this reason, we may be required to shut down our operations on or before September 30, 2003. From September 30, 2003 through December 31, 2003, we expect to receive an additional $135,384 in research grant revenues and $17,500 in expense reimbursements.

     Expected grant revenue of $135,384 includes $115,464, which may be used to fund our facilities and administrative overhead costs if our June 23, 2003 Facilities and Administrative Rate Proposal is approved by the National Institutes of Health (NIH) before December 31, 2003. If not approved, the expected facilities and administrative grant revenue will be $13,986 in 2003. Revenue from research grants includes only that amount that is receivable to the Company based on the rate proposal not being approved.

     We believe that these nominal revenues will be insufficient to fund our continued operations, and we do not have any additional commitments for funding at this time.

     Our independent auditors have indicated in their report on our financial statements included in our December 31, 2002 annual report on Form 10-K, that there is substantial doubt about our ability to continue as a going concern. We need to raise significant additional funding to continue our operations, conduct research and development activities, pre-clinical studies and clinical trials necessary to bring our product candidates to market. However, additional funding may not be available on terms acceptable to us or at all. The alternative of issuing additional equity or convertible debt securities also may not be available and, in any event, would result in additional dilution to our stockholders.

     On October 9, 2002, we initiated a series of substantial steps to conserve cash, including: (i) the suspension of all clinical trial activities; (ii) the sale of certain fixed assets; (iii) the relocation and consolidation of our facilities; (iv) a significant reduction in force (including the termination of our Chief Financial Officer and Chief Medical Officer and the conversion of our Chief Executive Officer to non-employee status); and (v) the sale of significant portions of our intellectual property portfolio. On June 30, 2003, after all personnel adjustments, our remaining staff of 12 consisted of 4 employees in administration and 8 employees in research and development. We are currently considering implementing additional cost-cutting measures, which may postpone or prevent a liquidation of the Company. Any such measures, however, may be unsuccessful and may also have the undesirable consequence of further reducing our ability to generate future revenues.

Asset Sales and Sources of Cash

     On December 9, 2002, we entered into an agreement to sell certain rights, title, and interest in certain antigen targets pertaining to our fully human monoclonal antibodies to Medarex, Inc. Pursuant to this agreement, we received $3.0 million in working capital and were to receive a royalty of 2% of net sales with respect to any products derived from certain intellectual property. Under the terms of our agreement with Medarex, we acquired the rights to certain other cancer targets in exchange for 2.0 million unregistered shares of our common stock and warrants to purchase 800,000 unregistered shares of our common stock. On June 30, 2003, we amended this agreement and Medarex purchased the expected discounted net present value (NPV) of the future 2% royalty obligation for $816,000. The $816,000 was received on July 1, 2003 and is included as a receivable from Medarex at June 30, 2003.

     On April 8, 2003, we were awarded a National Institutes of Health (NIH) cancer research grant, for research to be conducted from February 1, 2003 through January 31, 2004. The total award for fiscal 2003 is $318,137, comprised of approximately $191,649 authorized for direct grant research expenditures and approximately $126,488 authorized for use to cover our facilities and administrative overhead costs. The total award for fiscal 2004 is $327,681, comprised of approximately $197,398 authorized for direct grant research expenditures and approximately $130,283 authorized for use to cover our facilities and administrative overhead costs. Only 10% of the fiscal 2003 portion of the salary and wage cost expended on the grant’s authorized research may be released at this time. The remaining portion of the fiscal 2003 award may be released upon agreement on our facilities and administrative costs. As of June 30, 2003, total revenue of $122,000 has been earned under the grant and was recognized in revenue through the six months ended June 30, 2003.

     We were also awarded, as a subcontractor to the University of Washington’s award from NIH, a cancer research subcontract on February 26, 2003. This subcontract is from January 1, 2003 through December 31, 2003. The total award for fiscal 2003 is $146,563 consisting of $104,688 authorized for direct grant research expenditures and with approximately $41,875 authorized for use to cover our facilities and administrative overhead costs. As of June 30, 2003, total revenue of $112,000 has been earned under the grant and is recognized in revenue through the six months ended June 30, 2003.

     On April 21, 2003, because we had received frequent requests from researchers for access to our cancer-associated monoclonal antibodies, human dendritic cells, and dendritic cell precursors (monocytes), we announced our entry into the Research Reagents Market. We earned approximately $7,000 in revenue for the six months ended June 30, 2003 from the manufacture and sale of research materials. However, we have limited manufacturing facilities and expertise to produce our research products and the commercial success of any of our research products will depend upon the strength of our sales and marketing efforts.

Uses of Cash

     We used $7.1 million in cash for the operating activities during the six months ended June 30, 2002, compared to $3.2 million during the six months ended June 30, 2003. The change in cash used in operating activities from 2002 to 2003 was primarily a result of the November 2002 suspension of all clinical trial activity.

     We used $619,000 in cash for investing activities during the six months ended June 30, 2002 compared to $1.7 million provided by investing activities during the six months ended June 30, 2003. The cash provided during the six months ended June 30, 2003 consisted of $1.8 million received from Medarex and the sale of Medarex common stock held as marketable securities on December 31, 2002 arising from the December 9, 2002 Assignment and License Agreement.

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

We will need to raise additional capital which may not be available.

     Other than nominal research grant awards, we do not have committed external sources of funding as of August 8, 2003 and we may be unable to obtain additional funds on acceptable terms, if at all. Although the Company is actively pursuing financing alternatives, no definite arrangements exist at this time. The Company has limited options, beyond those already implemented, to further reduce cost expenditures.

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

     Unless we receive significant additional funding in the future, operations after September 30, 2003 will require us to use assets that otherwise would be required to successfully liquidate the business and pay our liabilities. For this reason, we may be required to shut down our operations on or before September 30, 2003.

     We are currently considering further reductions in our capital expenditures, scaling back our development of new product candidates, further reducing our workforce, and licensing to others product candidates that we otherwise would seek to commercialize ourselves. These additional cost-cutting measures, which may postpone or prevent a liquidation of the Company, may be unsuccessful and may also have the undesirable consequence of further reducing our ability to generate future revenues.

Our auditors have issued a “going concern” audit opinion.

     Our independent auditors have indicated in their report on our December 31, 2002 financial statements included in our Form 10-K that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

     We have incurred net losses every year since our inception in March 1996 and, as of June 30, 2003, we had a deficit accumulated during the development stage of approximately $62.2 million. We have had net losses applicable to common stockholders as follows:

•	$5.0 million in 1998;

•	$6.0 million in 1999;

•	$13.2 million in 2000;

•	$17.3 million in 2001;

•	$12.8 million in 2002; and

•	$3.7 million for the six months ended June 30, 2003

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

     We have had a limited operating history and are at an early stage of development. We may not be able to achieve revenue growth in the future. We have generated the following limited revenues:

•	$385,000 in 1998;

•	$211,000 in 1999;

•	$156,000 in 2000;

•	$129,000 in 2001;

•	$9,000 in 2002 ; and

•	$256,000 in for the six months ended June 30, 2003

     We have derived most of these limited revenues from:

•	the sale of research products to a single customer;

•	contract research and development from related parties; and

•	research grants.

     In the future, we anticipate that our revenues will be derived primarily through the sale of research products. Because this represents a shift in our business focus, it is difficult to evaluate our prospects. Additionally, our future success is more uncertain than if we had a longer or more proven history of operations.

We may not be able to retain existing personnel.

     From approximately July 2002 through June 30, 2003, we significantly reduced the number of our employees as part of an extensive cost containment initiative. Our cash position, workforce reductions, the volatility in our stock price and our recent asset sales may create anxiety and uncertainty, which may adversely affect employee morale and cause us to lose employees whom we would prefer to retain. To the extent that we are unable to retain our existing personnel, our business and financial results may suffer.

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

     The success of our business strategy partially depends upon our ability to develop and maintain multiple strategic partnerships and to manage them effectively. Therefore, our success depends partially upon the performance of our strategic partners. Currently, our primary strategic partner is DakoCytomation. We cannot directly control the amount and timing of resources that our existing or future strategic partners devote to the research, development or marketing of our products. As a result, those strategic partners:

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

     We also work with scientists and medical professionals at academic and other institutions, including the University of California, Los Angeles, M.D. Anderson Cancer Center, and the H. Lee Moffitt Cancer Center some of whom conduct research for us or assist us in developing our research and development strategy. These scientists and medical professionals are not our employees. They may have commitments to, or contracts with, other businesses or institutions that limit the amount of time they have available to work with us. We have little control over these individuals. We can only expect them to devote to our projects the amount of time required by our license, consulting and sponsored research agreements. In addition, these individuals may have arrangements with other companies to assist in developing technologies that may compete with ours. If these individuals do not devote sufficient time and resources to our programs, our business could be seriously harmed.

Competition in our industry is intense and most of our competitors have substantially greater resources than we have.

     The research products market recently entered by the Company is very competitive with many well-established large and small distribution companies, such as BioWhittaker, a Cambrex Company, DakoCytomation, and Cellsignalling Technology.

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

     The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Several companies, such as Cell Genesys, Inc., Dendreon Corporation and Genzyme Molecular Oncology, a division of Genzyme Corporation, are actively involved in the research and development of cell-based cancer therapeutics. Of these companies, we believe that only Dendreon is carrying-out Phase III clinical trials with a cell-based therapy. No dendritic cell-based therapeutic product is currently approved for commercial sale. Additionally, several companies, such as Abgenix, Inc., Agensys, Inc., IDEC Pharmaceuticals Corporation and Genentech, Inc., are actively involved in the research and development of monoclonal antibody-based cancer therapies. Currently, at least six antibody-based products are approved for commercial sale for cancer therapy. Genentech is also engaged in several Phase III clinical trials for additional antibody-based therapeutics for a variety of cancers, and several other companies are in early stage clinical trials for such products. Many other third parties compete with us in developing alternative therapies to treat cancer, including:

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

     We have seven issued patents (four in the United States and six in foreign jurisdictions) and 68 patent applications pending (18 in the United States and 50 in foreign jurisdictions) which cover the use of dendritic cells in DCVax as well as targets for either our dendritic cell or fully human monoclonal antibody therapy candidates. The issued patents expire at dates from 2015 to 2017.

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

     Our principal stockholders, executive officers, and directors and entities affiliated with them, in the aggregate, beneficially own approximately 41.6% of our common stock as of August 8, 2003. This significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. These stockholders, acting together, will have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they could dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

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

Item 4. Controls and Procedures

     (a)  Evaluation of disclosure controls, procedures, and internal controls

     Our President (Principal Executive Officer) and our Controller (Principal Financial and Accounting Officer), after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and internal control over financial reporting, as of the date of this quarterly report, have concluded that, as of the Evaluation Date, our disclosure controls and procedures were adequate to ensure that material information relating to the registrant and its consolidated subsidiaries would be made known to them by others within those entities. In addition, our President and our Controller have determined that our internal control over financial reporting is sufficient to provide reasonable assurance that; (i) our records accurately and fairly reflect our transaction and our disposition of our assets; (ii) allow transactions to be recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of our Company are only being made in accordance with authorizations of management and Company Directors; and (iii) the Company prevents or timely detects the unauthorized acquisition, use, or disposition of assets that could have a material effect on our financial statements.

     (b)  Changes in internal controls.

     To our knowledge, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls during the quarter ended June 30, 2003.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities and Use of Proceeds

     The Registration Statement (SEC File No. 333-67350) for our initial public offering, or IPO, was declared effective by the Securities and Exchange Commission on December 14, 2001, covering an aggregate of 4,000,000 shares of our common stock, and on December 19, 2001, we issued 4,000,000 shares of our common stock at an initial public offering price of $5.00 per share. Approximately $2.8 million of the aggregate $20,000,000 IPO proceeds was used to pay underwriting discounts and commissions and offering expenses resulting in net IPO proceeds of approximately $17.2 million. C.E. Unterberg, Towbin was the managing underwriter of our IPO, and Fahnestock & Co., Inc. and Roth Capital Partners, LLC were the co-managers, all such proceeds have been expended as of June 30, 2003.

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits:

10.1	Settlement Agreement Between Nexus Canyon Park, LLC and the Company, effective June 30, 2003.

10.2	Industrial Lease — Multiple Tenant, The Lease Agreement between Benaroya Capital Co., LLC and the Company, effective June 18, 2003.

31.1	Certification of President (Principal Executive Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Controller (Principal Financial and Accounting Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Controller Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC

Dated: August 13, 2003	By:	/s/ Alton L. Boynton

Alton L. Boynton President (Principal Executive Officer)

Dated: August 13, 2003	By:	/s/ Larry L. Richards

Larry L. Richards Controller (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

10.1	Settlement Agreement Between Nexus Canyon Park, LLC and the Company, effective June 30, 2003.

10.2	Industrial Lease — Multiple Tenant, The Lease Agreement between Benaroya Capital Co., LLC and the Company, effective June 18, 2003.

31.1	Certification of President (Principal Executive Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Controller (Principal Financial and Accounting Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Controller Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.