Form 10-Q
period 2003-09-30
NORTHWEST BIOTHERAPEUTICS INC
filed 2003-11-14
CIK 1072379

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2003

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

     As of November 13, 2003, the registrant had outstanding 19,027,779 shares of common stock, $0.001 par value.

NORTHWEST BIOTHERAPEUTICS, INC.

Page

PART I — FINANCIAL INFORMATION	3
Item 1. Financial Statements (unaudited)	3
Condensed Balance Sheets	3
Condensed Statements of Operations	4
Condensed Statement of Cash Flows	5
Notes to Condensed Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	26
PART II — OTHER INFORMATION	26
Item 1. Legal Proceedings	27
Item 2. Changes in Securities and Use of Proceeds	27
Item 3. Defaults Upon Senior Securities	27
Item 4. Submission of Matters to a Vote of Security Holders	27
Item 5. Other Information	27
Item 6. Exhibits and Reports on Form 8-K	27
SIGNATURES	28
INDEX TO EXHIBITS
Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

Condensed Balance Sheets
(unaudited)

(in thousands)

	September 30,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$664	$2,539
Marketable securities	—	704
Accounts receivable	61	—
Accounts receivable from affiliates	—	3
Receivable from Medarex	—	1,124
Prepaid expenses and other current assets	108	745

Total current assets	833	5,115

Property and equipment:
Leasehold improvements	69	739
Laboratory equipment	543	952
Office furniture and other equipment	128	272

	740	1,963
Less accumulated depreciation and amortization	(338)	(615)

Property and equipment, net	402	1,348
Restricted cash	105	1,109
Deposit and other non-current assets	45	—

Total assets	$1,385	$7,572

Liabilities And Stockholders’ Equity
Current liabilities:
Note payable	$—	$420
Current portion of capital lease obligations	48	73
Accounts payable	109	497
Accrued expenses	594	241
Accrued loss on facility sublease, current portion	—	418

Total current liabilities	751	1,649
Long-term liabilities:
Capital lease obligations, net of current portion	59	98
Deferred rent	61	158
Due to Medarex	—	280
Accrued loss on facility sublease, net of current portion	—	511

Total liabilities	871	2,696

Stockholders’ equity:
Common stock, $0.001 par value; 125,000,000 shares authorized and 19,027,779 and 17,930,276 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	19	18
Additional paid-in capital	63,956	63,794
Deferred compensation	(89)	(444)
Deficit accumulated during the development stage	(63,372)	(58,492)

Total stockholders’ equity	514	4,876

Total liabilities and stockholders’ equity	$1,385	$7,572

See accompanying notes to condensed financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

Condensed Statements of Operations
(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended		Period from
	September 30,		September 30,		March 18, 1996
					(inception) to
	2003	2002	2003	2002	September 30, 2003

Revenues:
Research material sales	$8	$—	$15	$9	$351
Contract research and development from related parties	—	—	—	—	1,128
License fee	25	—	25	—	25
Research grants	112	—	361	—	493

Total revenues	145	—	401	9	1,997

Operating expenses:
Cost of research material sales	22	—	62	7	313
Research and development	378	1,657	1,386	5,253	23,736
General and administrative	893	1,721	3,396	5,486	25,181
Depreciation and amortization	34	144	171	449	2,035
Loss on facility sublease and lease cancellation	—	—	174	—	895
Asset impairment loss	—	—	904	—	1,936

Total operating expenses	1,327	3,522	6,093	11,195	54,096

Loss from operations	(1,182)	(3,522)	(5,692)	(11,186)	(52,099)

Other income (expense):
Gain on sale of royalty rights	—	—	816	—	3,656
Interest expense	(6)	(8)	(25)	(31)	(7,807)
Interest income	1	29	21	141	726

Net loss	(1,187)	(3,501)	(4,880)	(11,076)	(55,524)
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	(1,872)
Series A preferred stock redemption fee	—	—	—	—	(1,700)
Beneficial conversion feature of Series D preferred stock	—	—	—	—	(4,274)

Net loss applicable to common stockholders	$(1,187)	$(3,501)	$(4,880)	$(11,076)	$(63,370)

Net loss per share applicable to common stockholders - basic and diluted	$(0.06)	$(0.21)	$(0.26)	$(0.66)

Weighted average shares used in computing basic and diluted loss per share	19,014	16,896	18,896	16,887

See accompanying notes to condensed financial statements.

Northwest Biotherapeutics, Inc.
(A Development Stage Company)
Condensed Statement of Cash Flows
(unaudited)

(in thousands)

	Nine Months Ended		Period from
	September 30,		March 18, 1996
			(Inception) to
	2003	2002	September 30, 2003

Cash flows from operating activities:
Net loss	$(4,880)	$(11,076)	$(55,524)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	171	449	2,034
Amortization of deferred financing costs	—	—	320
Amortization debt discount	—	—	5,749
Accrued interest converted to preferred stock	—	—	260
Stock-based compensation costs	203	438	1,003
Loss on sale and disposal of property and equipment	904	—	1,386
Gain on sale of intellectual property and royalty rights	(816)	—	(3,656)
Asset impairment loss	—	—	1,032
Loss on facility sublease and lease cancellation	174	—	895
Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	(58)	53	(61)
Prepaid expenses and other current assets	637	20	502
Accounts payable and accrued expenses	(35)	(436)	1,102
Accrued loss on sublease	(266)	—	—
Deferred rent	105	107	61

Net cash used in operating activities	(3,861)	(10,445)	(44,897)

Cash flows from investing activities:
Purchase of property and equipment, net	(196)	(608)	(4,584)
Proceeds from sale of property and equipment	67	—	67
Proceeds from sale of intellectual property and royalty rights	816	—	1,816
Proceeds from sale of marketable securities	1828	—	2,000
Payment of security deposit	(45)	—	(45)
Restricted cash	—	(104)	(1,109)

Net cash provided by (used in) investing activities	2,470	(712)	(1,855)

Cash flows from financing activities:
Proceeds from issuance of note payable to stockholder	—	—	1,650
Repayment of note payable to stockholder	—	—	(1,650)
Proceeds from issuance of convertible promissory note and warrants, net of issuance costs	—	—	5,064
Borrowing under line of credit, Northwest Hospital	—	—	2,834

	Nine Months Ended		Period from
	September 30,		March 18, 1996
			(Inception) to
	2003	2002	September 30, 2003

Repayment of line of credit to Northwest Hospital	—	—	(2,834)
Payment on capital lease obligations	(64)	(20)	(229)
Payments on note payable	(420)	—	(420)
Proceeds from issuance preferred stock, net	—	—	27,432
Proceeds from exercise of stock options and warrants		225	220
Proceeds from issuance common stock, net	—	—	17,369
Series A preferred stock redemption fee	—	—	(1,700)
Deferred financing costs	—	—	(320)

Net Cash (used in) provided by Financing Activities	(484)	205	47,416

Net increase (decrease) in cash and cash equivalents	(1875)	(10,952)	664
Cash and cash equivalents at beginning of period	2,539	14,966	—

Cash and cash equivalents at end of period	664	4,014	664

Supplemental disclosure of cash flow information — cash paid during the period for interest	25	31	1,391

Supplemental schedule of non-cash financing activities
Equipment acquired through capital leases	—	21	285
Accretion of Series A preferred stock mandatory redemption obligation	—	—	1,872
Beneficial conversion feature of convertible promissory notes	—	—	1,026
Conversion of convertible promissory notes and accrued interest to Series D preferred stock	—	—	5,324
Issuance of Series C preferred stock warrants in connection with lease agreement	—	—	43
Issuance of common stock for license rights	—	—	4
Issuance of common stock and warrants to Medarex	280	—	560
Issuance of common stock to landlord	35	—	35
Deferred compensation on issuance of stock options and restricted stock grants	—	—	471
Cancellation of options and restricted stock	77		770
Financing of prepaid insurance through note payable	$—	$—	$420

Northwest Biotherapeutics, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

(unaudited)

1. Basis of Presentation

     The accompanying unaudited financial statements for Northwest Biotherapeutics, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results of operations that may be expected for the entire fiscal year ending December 31, 2003.

     The financial information as of December 31, 2002 is derived from the Company’s audited condensed financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, as filed with the Securities and Exchange Commission and should be read in conjunction with such financial statements.

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

     Had the Company recognized the compensation cost of employee stock options based on the fair value of the options on the date of grant as prescribed by SFAS No. 123, the pro forma net loss applicable to common stockholders and related loss per share would have been adjusted to the pro forma amounts indicated below:

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Net loss applicable to common stockholders
As reported	(1,187)	(3,501)	(4,880)	(11,076)
Add: Stock-based employee compensation expense included in reported net loss, net	35	113	203	340
Deduct: Stock-based employee compensation determined under fair value based method for all awards	(77)	(255)	(303)	(859)

Pro forma	(1,229)	(3,643)	(4,980)	(11,595)

Net loss per share-basic and diluted:
As reported	(0.06)	(0.21)	(0.26)	(0.66)
Pro forma	(0.06)	(0.22)	(0.26)	(0.69)

          There were no stock options granted during the three months ended September 30, 2003. The per share weighted average fair value of stock options granted during the three months ended September 30, 2002 was $0.84. The per share weighted average fair values of stock options granted during the nine months ended September 30, 2003 and 2002 were $0.09 and $3.54, respectively. These weighted average fair values were determined on the dates of grants using the following weighted average assumptions:

	Three months ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Risk-free interest rate	n/a	3.38	2.87	4.09
Expected life	n/a	5 years	5 years	5 years
Expected volatility	n/a	133%	198%	133%
Dividend yield	n/a	0	0	0

2. Liquidity

     As of September 30, 2003, we had approximately $664,000 in cash and cash equivalents. We believe our cash, after the sale of the secured convertible promissory notes described below, will be sufficient to fund our operations through the end of 2003. We are presently pursuing opportunities to obtain additional funding to fund our operations beyond that time. If we are unable to obtain additional funding, we may use Company assets that otherwise would be required to liquidate the Company and pay Company obligations or cease operations to meet the Company’s remaining obligations and to maximize the value, if any, to be paid to our stockholders following a liquidation of the Company.

     From October 1, 2003 through December 31, 2003, we expect to receive an additional $118,586 in research grant revenues from a grant award from the National Institutes of Health (NIH).

     The Company’s effort to license certain rights, title, and interest to technology relating to specific cell lines resulted in the July 1, 2003 License Agreement with DakoCytomation with the payment to the Company of a one-

time non-refundable $25,000 license fee and future non-refundable minimum annual royalty payments of $10,000 credited against any royalty payments made to the Company. The $25,000 one-time license fee was received on August 25, 2003 and is included in total revenue for the nine months ended September 30, 2003.

     We believe that these nominal grant revenues and technology licensing fees will be insufficient to fund our continued operations.

     On January 7, 2000, The Company qualified for the State of Washington’s use tax deferral program for businesses engaged in high technology and research and development activities. Under the deferral program, a business may defer paying sales and use tax upon investments in qualified buildings, qualified machinery and equipment, or pilot scale manufacturing. No repayment of the taxes deferred under this program is required if the business uses the investment project for qualified research and development during the calendar year the investment project is certified by the State of Washington’s Department of Revenue as operationally complete, and for an additional seven calendar years. In late 2002, the Company initiated actions to conserve cash including eliminating future lease obligations of approximately $9.1 million over the remaining lease term at the Company’s prior facility. This prior lease was terminated when the Company moved to a smaller facility on June 30, 2003. Through abandoning the tenant improvements at the prior facility, on which use tax payments to the State of Washington had been deferred, including the disposal and/or impairment of previously qualified tax deferred equipment, the company received a tax assessment of $491,802 on October 21, 2003, of which $142,603 had been previously accrued, for 87.5% of the gross tax deferred on such qualified investments. The tax assessment payment is due on November 20, 2003. This assessment is being carried as a liability on the Balance Sheet as of September 30, 2003. The Company plans to appeal this assessment but the appeal may be unsuccessful.

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

     On November 13, 2003 the Company completed the sale of $335,000 in principal amount of secured convertible promissory notes (“Notes”) and warrants (“Warrants”) to members of management to purchase our common stock. The Notes mature in twelve months and accrue interest at an annual rate equal to the prime rate plus 2% and are secured by substantially all of the Company’s assets. Each note is convertible into shares of our common stock equal to the principal amount of the note divided by (i) in the event that the Company completes an offering of its common stock generating gross proceeds to the Company of at least $1 million, the price per share paid by investors in that offering; or (ii) $0.18 if the Company does not complete such an offering prior to the maturity date of the note. As part of this investment, the investors received one warrant for each share to purchase two shares of common stock, subject to certain antidilution adjustments, at an exercise price to be determined as follows: (i) in the event that the Company completes an offering of its common stock generating gross proceeds to the Company of at least $1 million, then the price per share paid by investors in that offering; or (ii) $0.18 if the Company does not complete such an offering.

     As of September 30, 2003, we had approximately $664,000 in cash and cash equivalents. We believe our cash, after the sale of the secured convertible promissory notes described below, will be sufficient to fund our operations through the end of 2003. We are presently pursuing opportunities to obtain additional funding to fund our operations beyond that time. If we are unable to obtain additional funding, we may use Company assets that otherwise would be required to liquidate the Company and pay Company obligations or cease operations to meet the Company’s remaining obligations and to maximize the value, if any, to be paid to our stockholders following a liquidation of the Company.

     The Company has retained an investment banking firm to assist in identifying and evaluating potential longer-term funding options as the Company will continue to need significant amounts of additional capital, which may not be available.

4. Net Loss Per Share Applicable to Common Stockholders

     Basic and diluted net loss per share applicable to common stockholders has been computed using the weighted-average number of shares of common stock outstanding during the period, less, for the three months ended September 30, 2003, 4,000 issued and outstanding restricted shares of common stock that were subject to repurchase. Options to purchase 1,681,817 shares of common stock and warrants to purchase 1,368,525 shares of common and preferred stock were excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2003 as such securities were antidilutive. Options to purchase 1,528,496 shares of common stock and warrants to purchase 568,525 shares of common and preferred stock were excluded from the calculation of diluted net loss per share for the three and nine months ended September 30, 2002 as such securities were antidilutive.

5. Sale of Future Royalty Rights

     On June 20, 2003, the Company entered into the First Amendment to Assignment and License Agreement with Medarex. Pursuant to the First Amendment to Assignment and License Agreement, the Company released Medarex from future royalty obligations in exchange for a cash payment of $816,000. The purchase price of $816,000 was negotiated based on the expected discounted net present value (NPV) of a future 2% royalty obligation. The Company received the cash payment on July 1, 2003.

6. Asset Impairment Loss

     On December 31, 2002, when vacating approximately 22,000 square feet of laboratory and administrative space at our prior offices, we made certain estimates in allocating the cost of tenant improvements to the remaining square feet of impaired space and made certain cost estimates related to the impairment of certain equipment. As a result of that analysis, we recognized an asset impairment loss of approximately $1.0 million in December 2002. With the lease cancellation with respect to the entire leased space on June 30, 2003, we recorded an additional loss on disposal of assets of approximately $904,000 primarily related to leasehold improvements and equipment that will not be utilized in our new location.

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

Overview

          Northwest Biotherapeutics was founded in 1996 and has two basic technology platforms applicable to cancer therapeutics; dendritic cell-based cancer vaccines (DCVax®) and monoclonal antibodies (HuRx®) for cancer therapeutics. Notwithstanding a difficult financial climate, the Company completed an initial public offering of its common stock in December 2001. Following that offering, the Company’s dendritic cell (DC) vaccine technology was moved into a pivotal Phase III clinical trial for prostate cancer. In addition, the Company submitted a Phase II Clinical Trial protocol to the FDA for DCVax-Brain and a Phase I Clinical Trial protocol for DCVax-Lung. Both of these submissions were cleared by the FDA for patient recruitment.

          The Company’s monoclonal antibody platform was partnered with Medarex and a fully human antibody was developed targeting PSMA for prostate cancer. An Investigational New Drug Application (IND) for a Phase I clinical trial was written with Medarex and submitted to the FDA in December 2002. However, to raise additional capital to fund the Company’s ongoing operations, the Company sold its PSMA rights to Medarex according to the Assignment and License Agreement dated December 9, 2002. This Phase I clinical trial is now recruiting patients and is under the direction of Medarex.

          Due to the climate of the capital markets during 2002, the Company was unable to secure adequate financing and was forced to withdraw its DCVax-Prostate and DCVax–Lung clinical trials. The DCVax-Brain trial was moved to an inactive status and no patients were recruited. This trial remains open with the FDA.

     The Company has a limited history of operations and has incurred significant losses since inception. As of September 30, 2003, we had a deficit accumulated during the development stage of approximately $63.4 million. In late 2002, management initiated actions to conserve cash including reducing and eliminating certain future commitments, the sale of certain fixed assets, and restructuring as a pre-clinical antibody and dendritic cell development company.

     As of September 30, 2003, we had approximately $664,000 in cash and cash equivalents. We believe our cash, after the sale of the secured convertible promissory notes described below, will be sufficient to fund our operations through the end of 2003. We are presently pursuing opportunities to obtain additional funding to fund our operations beyond that time. If we are unable to obtain additional funding, we may use Company assets that otherwise would be required to liquidate the Company and pay Company obligations or cease operations to meet the Company’s remaining obligations and to maximize the value, if any, to be paid to our stockholders following a liquidation of the Company.

     Operating costs and expenses consist primarily of research and development expenses, including clinical trial expenses, and general and administrative expenses.

     Research and development expenses include salary expenses and costs of supplies used in our internal research and development projects.

     From our inception in March 1996 through September 30, 2003, we incurred costs of approximately $23.7 million associated with the research into and development of our product candidates. At this time, because our technologies are unproven, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization.

     General and administrative expenses include compensation expenses related to executive, information technology, finance and administrative personnel, the cost of facilities, insurance and legal support, as well as amortization costs of stock options and warrants issued to consultants and for entering into commercial arrangements.

     To date, our revenues have primarily been derived from the manufacture and sale of research materials, contract research and development services and research grants from the federal government. For the nine months ended September 30, 2003, we earned approximately $15,000 in revenues from the manufacture and sale of research materials. We have never generated annual revenues in excess of $129,000 from such sales and these sales were made to one customer. If we are to rely exclusively on revenues from the sale of our research products to fund our operations, we will need to significantly increase both the number of customers and the size of such sales. We lack high-volume manufacturing, sales and marketing experience and, as a result, we may experience significant difficulties in funding our operations through the manufactured sale of research products.

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

Related Party Transactions

     On June 20, 2003, the Company entered into the First Amendment to Assignment and License Agreement with Medarex, Inc. Medarex owns approximately 14% of our outstanding common stock. Under the First Amendment to Assignment and License Agreement, the Company released Medarex from future royalty obligations in exchange for a cash payment of $816,000. The purchase price of $816,000 was negotiated based on the expected discounted net present value (NPV) of a future 2% royalty obligation under that certain Assignment and License Agreement dated December 9, 2002. The Company received the cash payment on July 1, 2003.

     On November 13, 2003, we entered into an Amended and Restate Employment Agreement with Dr. Alton L. Boynton, the Company’s President, Chief Operating Officer, Chief Science Officer and Secretary, wherein we eliminated any potential award of severance compensation to Dr. Boynton in exchange for a one-time payment of $281,571. Subsequent to this amendment, Dr. Boynton invested the after-tax portion of that payment, totaling $183,000, in the Company’s recently completed Secured Convertible Promissory Note Financing.

     The Company also eliminated any potential award of severance to Dr. Marnix Bosch and Mr. Larry Richards in exchange for one time payments of $19,569 and $14,066 respectively. Subsequently, Messrs. Bosch and Richards invested their respective after-tax portions of these payments, $16,000 and $11,000, in the Company’s recently completed Secured Convertible Promissory Note and Warrant Financing.

     Elimination of these particular future severance liabilities reduced the Company’s potential remaining financial obligations in the event of a Company liquidation. The $210,000 after-tax portion of these payments represents approximately 63.0% of the Secured Convertible Promissory Note and Warrant financing.

     In addition, the following additional members of our management team purchased Notes in that offering, in the following principal amounts: Mr. Daniel O. Wilds, $50,000 and Dr. Marnix Bosch, $25,000.

     These notes have a 12-month term, accrue interest at an annual rate equal to the prime rate plus 2%, and are secured by substantially all of the Company’s assets. Each note is convertible into shares of our common stock equal to the principal amount of the note divided by (i) in the event that the Company completes an offering of its common stock generating gross proceeds to the Company of at least $1 million, the price per share paid by investors in that offering; or (ii) $0.18 if the Company does not complete such an offering prior to the maturity date of the note. As part of this investment, the investors received one warrant for each share to purchase two shares of common stock, subject to certain antidilution adjustments, at an exercise price to be determined as follows: (i) in the event that the Company completes an offering of its common stock generating gross proceeds to the Company of at least $1 million, then the price per share paid by investors in that offering; or (ii) $0.18 if the Company does not complete such an offering.

Off-Balance Sheet Arrangements

On June 18, 2003, the Company signed an Industrial Lease – Multiple Tenant agreement with Benaroya Capital Company, LLC (the “Lessor”) for 14,022 square feet of space at a building located at 22322 20th S.E. in Bothell, Washington. This lease is for a term of 39 months commencing July 1, 2003 and terminating September 30, 2006 for base rent in the amounts scheduled below:

Tabular Disclosure of Contractual Obligations

		Payments due by period

		Less than			More than
Contractual Obligation	Total	1-year	1-3 Years	3-5 Years	5-years

Capital Lease Obligations	107,000	16,365	88,029	2,607	—

Operating Lease Obligations	788,706	55,750	732,956	—	—

Total	$895,706	$72,115	$820,985	$2,607

Results of Operations

Three Months Ended September 30, 2003 and 2002

     Total Revenues. Revenues increased from $0 to $145,000 for the three months ended September 30, 2003. This increase in revenue is primarily related to research grant revenue attributable to the receipt of research grant awards received in the first and second quarters of 2003. While we continue to seek funding through research grants, we do not anticipate receiving grant revenue sufficient to fund our operations.

     Cost of Research Material Sales. Cost of research material sales increased from $0 to $22,000 for the three months ended September 30, 2003. This increase was due to increased raw material purchases and increased direct labor costs attributed to our entry into the sale of research reagents. The Company is unable to project when, if ever, its sales of research materials will attain profitability.

     Research and Development Expense. Research and development expense decreased 76.4% from $1.6 million for the three months ended September 30, 2002 to $378,000 for the three months ended September 30, 2003. This decrease was primarily due to the November 2002 suspension of all clinical trial activity for our DCVax product candidates and the withdrawal of our Investigational New Drug Application (IND) for DCVax-Prostate, a potential treatment for prostate cancer, and for DCVax-Lung, a potential treatment for non-small cell lung cancer.

     General and Administrative Expense. General and administrative expense decreased 47.4% from $1.7 million for the three months ended September 30, 2002 to $893,000 for the three months ended September 30, 2003. This decrease was primarily due to stopping all clinical trial activity and resulting elimination of administrative support staff, reductions in rent, utility, and building maintenance when we moved from a 38,000 to a 14,000 square foot facility and a reduction in equipment maintenance contracts.

     Depreciation and Amortization. Depreciation and amortization decreased 69.3% from $144,000 for the three months ended September 30, 2002 to $34,000 for the three months ended September 30, 2003. This decrease was primarily due to the disposal or impairment of $1.0 million of equipment and leasehold improvements in the fourth quarter 2002 and approximately $904,000 of equipment and leasehold improvements disposed of during the nine months ending September 30, 2003.

     Total Other Income (Expense), Net. Other income (expense), net, consists primarily of interest expense and interest income. Interest expense decreased 25.0% from $8,000 for the three months ended September 30, 2002 to $6,000 for the three months ended September 30, 2003. This decrease was due primarily to several capital leases, with their respective interest expense, terminating in 2003. Interest income decreased 96.5 % from $29,000 for the three months ended September 30, 2002 compared to $1,000 for the three months ended September 30, 2003. This decrease was primarily due to the decline in market interest rates and having lower average cash balances during the three months ended September 30, 2003.

Nine Months Ended September 30, 2003 and 2002

     Total Revenues. Revenues increased from $9,000 for the nine months ended September 30, 2002 to $401,000 for the nine months ended September 30, 2003. Research material sales increased 66.7% from $9,000 for the nine months ended June 30, 2002 to $15,000 for the nine months ended September 30, 2003. License fees increased from $0 to $25,000 for the nine months ended September 30, 2003. The remaining revenue for the period consisted of research grant revenue, which increased from $0 to $361,000 for the nine months ended September 30, 2003. This increase in grant revenue was attributable to the receipt of research grant awards in the first and second quarters of 2003. While we continue to seek funding through research grants, we do not anticipate receiving grant revenue sufficient to fund our operations.

     Cost of Research Material Sales. Cost of research material sales increased from $7,000 for the nine months ended September 30, 2002 to $62,000 for the nine months ended September 30, 2003. This increase was due to increased direct labor costs attributed to our entry into the sale of research reagents. The Company is unable to project when, if ever, its sales of research materials will attain profitability.

     Research and Development Expense. Research and development expense decreased 73.1% from $5.3 million for the nine months ended September 30, 2002 to $1.4 million for the nine months ended September 30, 2003. This decrease was primarily due to the November 2002 suspension of all clinical trial activity for our DCVax product candidates and the withdrawal of our Investigational New Drug Application (IND) for DCVax-Prostate, a potential treatment for prostate cancer, and for DCVax-Lung, a potential treatment for non-small cell lung cancer.

     General and Administrative Expense. General and administrative expense decreased 38.2% from $5.5 million for the nine months ended September 30, 2002 to $3.4 million for the nine months ended September 30, 2003. This decrease was primarily due to stopping all clinical trial activity and resulting elimination of administrative support staff, reductions in rent, utility, and building maintenance when we moved from a 38,000 to a 14,000 square foot facility and a reduction in equipment maintenance contracts.

     Depreciation and Amortization. Depreciation and amortization decreased 62% from $449,000 for the nine months ended September 30, 2002 to $171,000 for the nine months ended September 30, 2003. This decrease was primarily due to the disposal or impairment of $1.0 million of equipment and leasehold improvements in the fourth quarter of 2002 and approximately $904,000, net of equipment and leasehold improvements write-offs during the nine months ending September 30, 2003.

     Loss on Facility Sublease and Lease Cancellation. Lease cancellation costs of $174,000 are associated with the June 30, 2003 termination of the Company’s primary lease of its prior offices and release from future lease obligations.

     Asset Impairment Loss. Asset disposal costs increased from $0 to $904,000 for the nine months ended September 30, 2003. This increase was primarily related to the write-off of leasehold improvements and equipment associated with the June 30, 2003 termination of the Company’s primary lease and the resulting move from a 38,000 square foot facility to a facility of approximately 14,000 square feet whereby such assets will not be utilized.

     Total Other Income (Expense), Net. Other income (expense), net, consists primarily of interest expense and interest income. Interest expense decreased 19.3% from $31,000 for the nine months ended September 30, 2002 to $25,000 for the nine months ended September 30, 2003. This decrease was due primarily to several capital leases, with their respective interest expense, terminating in 2003. Interest income decreased 85.1% from $141,000 for the nine months ended September 30, 2002 compared to $21,000 for the nine months ended September 30, 2003. This decrease was primarily due to the decline in market interest rates and having lower average cash balances during the nine months ended September 30, 2003.

     Gain on Sale of Royalty Rights. The $816,000 gain realized on the sale of royalty rights was negotiated based on the expected discounted net present value (NPV) of the future 2% royalty obligation under that certain Assignment and License Agreement dated December 9, 2002 with Medarex and was received in cash on July 1, 2003.

Liquidity and Capital Resources

General Discussion

     As of September 30, 2003, we had approximately $664,000 in cash and cash equivalents. We believe our cash, after the sale of the secured convertible promissory notes described below, will be sufficient to fund our operations through the end of 2003. We are presently pursuing opportunities to obtain additional funding to fund our operations beyond that time. If we are unable to obtain additional funding, we may use Company assets that otherwise would be required to liquidate the Company and pay Company obligations or cease operations to meet the Company’s remaining obligations and to maximize the value, if any, to be paid to our stockholders following a liquidation of the Company.

     From October 1, 2003 through December 31, 2003, we expect to receive an additional $118,586 in research grant revenues from a grant award from NIH.

     The Company’s effort to license certain rights, title, and interest to technology relating to specific cell lines resulted in the July 1, 2003 License Agreement with DakoCytomation with the payment to the Company of a one-time non-refundable $25,000 license fee and future non-refundable minimum annual royalty payments of $10,000 credited against any royalty payments made to the Company. The $25,000 one-time license fee was received on August 25, 2003 and is included in total revenue for the nine months ended September 30, 2003.

     We believe that these nominal grant revenues and technology licensing fees will be insufficient to fund our continued operations.

     On January 7, 2000, The Company qualified for the State of Washington’s use tax deferral program for businesses engaged in high technology and research and development activities. Under the deferral program, a business may defer paying sales and use tax upon investments in qualified buildings, qualified machinery and equipment, or pilot scale manufacturing. No repayment of the taxes deferred under this program is required if the business uses the investment project for qualified research and development during the calendar year the investment project is certified by the State of Washington’s Department of Revenue as operationally complete, and for an additional seven calendar years. In late 2002, the Company initiated actions to conserve cash including eliminating future lease obligations of approximately $9.1 million over the remaining lease term at the Company’s prior facility. This prior lease was terminated when the Company moved to a smaller facility on June 30, 2003. Through abandoning the tenant improvements at the prior facility, on which use tax payments to the State of Washington had been deferred, including the disposal and/or impairment of previously qualified tax deferred equipment, the company received a tax assessment of $491,802 on October 21, 2003, of which $142,603 had been previously accrued, for 87.5% of the gross tax deferred on such qualified investments. The tax assessment payment is due on November 20, 2003. This assessment is being carried as a liability on the Balance Sheet as of September 30, 2003. The Company plans to appeal this assessment but the appeal may be unsuccessful.

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

     On October 9, 2002, we initiated a series of substantial steps to conserve cash, including: (i) the suspension of all clinical trial activities; (ii) the sale of certain fixed assets; (iii) the relocation and consolidation of our facilities; (iv) a significant reduction in force (including the termination of our Chief Financial Officer and Chief Medical Officer and the conversion of our Chief Executive Officer to non-employee status); and (v) the sale of significant portions of our intellectual property portfolio. On September 30, 2003, after all personnel adjustments, our remaining staff of 8 consisted of 3 employees in administration and 5 employees in research and development. We are currently considering implementing additional cost-cutting measures, which may postpone or prevent a liquidation of the Company. Any such measures, however, may be unsuccessful and may also have the undesirable consequence of further reducing our ability to generate future revenues.

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

     On June 20, 2003, we amended this agreement and Medarex purchased the expected discounted net present value (NPV) of the future 2% royalty obligation for $816,000. The $816,000 was received on July 1, 2003 and was included as a receivable from Medarex at June 30, 2003.

     On April 8, 2003, we were awarded a NIH cancer research grant, for research to be conducted from February 1, 2003 through January 31, 2004. The total award for fiscal 2003 is $318,137, comprised of approximately $191,649 authorized for direct grant research expenditures and approximately $126,488 authorized for use to cover our facilities and administrative overhead costs. The total award for fiscal 2004 is $327,681, comprised of approximately $197,398 authorized for direct grant research expenditures and approximately $130,283 authorized for use to cover our facilities and administrative overhead costs.

     As of September 30, 2003, total revenue of $199,551 has been earned under the grant and was recognized in revenue through the nine months ended September 30, 2003.

     From October 1, 2003 through December 31, 2003, we expect to receive an additional $118,586 in research grant revenues from a grant award from NIH.

     We were also awarded, as a subcontractor to the University of Washington’s award from NIH, a cancer research subcontract on February 26, 2003. This subcontract is from January 1, 2003 through December 31, 2003. The total award for fiscal 2003 is $146,563 consisting of $104,688 authorized for direct grant research expenditures and with approximately $41,875 authorized for use to cover our facilities and administrative overhead costs. As of September 30, 2003, the maximum award of $146,563 has been earned and is recognized in revenue through the nine months ended September 30, 2003.

     On April 21, 2003, because we had received frequent requests from researchers for access to our cancer-associated monoclonal antibodies, human dendritic cells, and dendritic cell precursors (monocytes), we announced our entry into the Research Reagents Market. We earned approximately $15,000 in revenue for the nine months ended September 30, 2003 from the manufacture and sale of research materials. However, we have limited manufacturing facilities and expertise to produce our research products and the commercial success of any of our research products will depend upon the strength of our sales and marketing efforts. The Company is unable to project when, if ever, its sales of research materials will attain profitability.

     The Company’s effort to license certain rights, title, and interest to technology relating to specific cell lines resulted in the July 1, 2003 License Agreement with DakoCytomation with the payment of a one-time $25,000 license fee and future non-refundable minimum annual royalty payments of $10,000 credited against any royalty payments made to NWBT. The $25,000 one-time license fee was received on August 25, 2003 and is included in total revenue for the nine months ended September 30, 2003.

     On November 13, 2003 we completed the sale of $335,000 in principal amount of secured convertible promissory notes (“Notes”) and warrants (“Warrants”) to members of management to purchase our common stock. The Notes mature in twelve months and accrue interest at an annual rate equal to the prime rate plus 2% and are secured by substantially all of the Company’s assets. Each note is convertible into shares of our common stock equal to the principal amount of the note divided by (i) in the event that the Company completes an offering of its common stock generating gross proceeds to the Company of at least $1 million, the price per share paid by investors in that offering; or (ii) $0.18 if the Company does not complete such an offering prior to the maturity date of the note. As part of this investment, the investors received one warrant for each share to purchase two shares of common stock, subject to certain antidilution adjustments, at an exercise price to be determined as follows: (i) in the event that the Company completes an offering of its common stock generating gross proceeds to the Company of at least $1 million, then the price per share paid by investors in that offering; or (ii) $0.18 if the Company does not complete such an offering.

     As of September 30, 2003, we had approximately $664,000 in cash and cash equivalents. We believe our cash, after the sale of the secured convertible promissory notes described below, will be sufficient to fund our operations through the end of 2003. We are presently pursuing opportunities to obtain additional funding to fund our operations beyond that time. If we are unable to obtain additional funding, we may use Company assets that otherwise would be required to liquidate the Company and pay Company obligations or cease operations to meet the Company’s remaining obligations and to maximize the value, if any, to be paid to our stockholders following a liquidation of the Company.

     The Company has retained an investment banking firm to assist in identifying and evaluating potential longer-term funding options as the Company will continue to need significant amounts of additional capital, which may not be available.

Uses of Cash

     We used $10.4 million in cash for the operating activities during the nine months ended September 30, 2002, compared to $3.9 million during the nine months ended September 30, 2003. The change in cash used in operating activities from 2002 to 2003 was primarily a result of the October 9, 2002 initiated series of substantial steps to conserve cash including the November 2002 suspension of all clinical trial activity, staff reductions, and lower rent obligations.

     We used $712,000 in cash for investing activities during the nine months ended September 30, 2002 compared to $2.5 million provided by investing activities during the nine months ended September 30, 2003. The cash provided during the nine months ended September 30, 2003 consisted of $1.8 million received from Medarex and the sale of Medarex common stock held as marketable securities on December 31, 2002 arising from the December 9, 2002 Assignment and License Agreement and the June 20, 2003, amendment to this agreement wherein Medarex purchased the expected discounted net present value (NPV) of the future 2% royalty obligation for $816,000.

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

We need to raise additional capital which may not be available.

     We believe our cash after the sale of the secured convertible promissory notes will be sufficient to fund our operations only through the end of 2003. We will require substantial additional financial resources to operate into 2004. Our future capital requirements will depend on many factors, including:

•	the rate and extent of scientific progress in our research and development programs

•	competing technological and market developments; and

•	the timing and costs of, and our success in, any commercialization activities and facility expansions, if and as required.

     As of September 30, 2003, we had approximately $664,000 in cash and cash equivalents. We believe our cash, after the sale of the secured convertible promissory notes described below, will be sufficient to fund our operations through the end of 2003. We are presently pursuing opportunities to obtain additional funding to fund our operations beyond that time. If we are unable to obtain additional funding, we may use Company assets that otherwise would be required to liquidate the Company and pay Company obligations or cease operations to meet the Company’s remaining obligations and to maximize the value, if any, to be paid to our stockholders following a liquidation of the Company.

     We are pursuing opportunities to obtain capital to fund our operations. The Company has retained an investment banking firm to assist in identifying and evaluating potential longer-term funding options as the Company will continue to need significant amounts of additional capital, which may not be available.

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

We expect to reduce business umbrella, auto, crime and fiduciary, and directors and officers liability insurance coverage.

     With rising insurance premiums in the market place for most business insurance coverage, we need to weigh the value of specific liability insurance to the Company’s ability to pay for specific levels of coverage. With certain types of coverage, current levels will be reduced while other types of coverage may not be renewed until the Company’s finances are more stable. Such a material reduction in our insurance coverage may make it difficult for us to retain our existing directors and officers, and will also result in increased exposure to potential liabilities arising from any future litigation, either of which may materially harm our business and results of operations.

As a result of questions concerning our status as a going concern, potential customers and strategic partners may decide not to do business with us.

     The success of our restructured operations will depend on our ability to attract customers to our research products and our ability to attract strategic partners to our research initiatives. Due to concerns regarding our ability to continue operations, these third parties may decide not to conduct business with us, or may conduct business with us on terms that are less favorable than those customarily extended by them. If either of these events occurs, our business will suffer significantly.

We expect to continue to incur substantial losses, and we may never achieve profitability.

     We have incurred net losses every year since our inception in March 1996 and, as of September 30, 2003, we had a deficit accumulated during the development stage of approximately $63.4 million. We have had net losses applicable to common stockholders as follows:

•	$5.0 million in 1998;

•	$6.0 million in 1999;

•	$13.2 million in 2000;

•	$17.3 million in 2001;

•	$12.8 million in 2002; and

•	$4.9 million for the nine months ended September 30, 2003

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

     We have had a limited operating history and are at an early stage of development. We may not be able to achieve revenue growth in the future. We have generated the following limited revenues:

•	$385,000 in 1998;

•	$211,000 in 1999;

•	$156,000 in 2000;

•	$129,000 in 2001;

•	$9,000 in 2002; and

•	$401,000 for the nine months ended September 30, 2003

We have derived most of these limited revenues from:

•	the sale of research products to a single customer;

•	contract research and development from related parties; and

•	research grants.

     In the future, we anticipate that our revenues will be derived primarily through the sale of research products. Because this represents a shift in our business focus, it is difficult to evaluate our prospects. Additionally, our future success is more uncertain than if we had a longer or more proven history of operations.

We may not be able to retain existing personnel.

     Since July 2002, we have significantly reduced the number of our employees as part of an extensive cost containment initiative. On November 13, 2003, we amended our employment agreement with Dr. Alton L. Boynton, our President and Chief Operating Officer, to eliminate any potential award of severance compensation to Dr. Boynton in exchange for a one-time payment of $281,571.

     Dr. Boynton subsequently reinvested approximately $183,000 of that cash severance payout, representing the after-tax portion of that payment, in the Company’s recently completed secured convertible debt financing. Our cash position, workforce reductions, the volatility in our stock price and our recent asset sales may create anxiety and uncertainty, which may adversely affect employee morale and cause us to lose employees whom we would prefer to retain, including Dr. Boynton. To the extent that we are unable to retain our existing personnel, our business and financial results may suffer.

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

     Most, if not all of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals and marketing than we do. In addition, many of these competitors have become active in seeking patent protection and licensing arrangements in anticipation of collecting royalties for use of technology they have developed. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring technologies complementary to our programs.

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

     Our principal stockholders, executive officers, and directors and entities affiliated with them, in the aggregate, beneficially own approximately 40.7% of our common stock as of November 13, 2003. In addition, our management team holds 85.0% of the principal amount of secured convertible promissory notes sold by the Company in its recent debt financing. The Notes are secured by substantially all of the Company’s assets. This significant concentration of share and debt ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Company management, as a result of the security ownership described above, has the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they can dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

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

     The market prices of the securities of biotechnology companies, particularly companies like ours without earnings and consistent product revenues, have been highly volatile and are likely to remain highly volatile in the future. This volatility has often been unrelated to the operating performance of particular companies. In the past, securities class action litigation has often been brought against companies that experience volatility in the market price of their securities. Moreover, market prices for stocks of biotechnology-related and technology companies occasionally trade at levels that bear no relationship to the operating performance of such companies. These market prices generally are not sustainable and are subject to wide variations. Whether or not meritorious, litigation brought against us could result in substantial costs, divert management’s attention and resources and harm our financial condition and results of operations.

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

     Our President (Principal Executive Officer) and our Controller (Principal Financial and Accounting Officer), after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and internal control over financial reporting, as of the date of this quarterly report, have concluded that, as of September 30, 2003. our disclosure controls and procedures were adequate to ensure that material information relating to the registrant and its consolidated subsidiaries would be made known to them by others within those entities. In addition, our President and our Controller have determined that our internal control over financial reporting is sufficient to provide reasonable assurance that; (i) our records accurately and fairly reflect our transaction and our disposition of our assets; (ii) allow transactions to be recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of our Company are only being made in accordance with authorizations of management and Company Directors; and (iii) the Company prevents or timely detects the unauthorized acquisition, use, or disposition of assets that could have a material effect on our financial statements.

     (b)  Changes in internal controls.

     To our knowledge, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls during the quarter ended September 30, 2003.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities and Use of Proceeds

     None

Item 3. Defaults upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits:

10.1	Amended and Restate Employment Agreement, dated November 13, 2003, between Northwest Biotherapeutics, Inc. and Dr. Alton L. Boynton.
10.2	Form of Convertible Secured Promissory Note
10.3	Form of Warrant To Purchase Common Shares
10.4	Security Agreement
31.1	Certification of President (Principal Executive Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Controller (Principal Financial and Accounting Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Controller Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC

Dated: November 13, 2003	By:	/s/ Alton L. Boynton
Alton L. Boynton
President (Principal
Executive Officer)

Dated: November 13, 2003	By:	/s/ Larry L. Richards
Larry L. Richards
Controller
(Principal Financial and
Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Amended and Restate Employment Agreement, dated November 13, 2003, between Northwest Biotherapeutics, Inc. and Dr. Alton L. Boynton.
10.2	Form of Convertible Secured Promissory Note
10.3	Form of Warrant To Purchase Common Shares
10.4	Security Agreement
31.1	Certification of President (Principal Executive Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Controller (Principal Financial and Accounting Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Controller Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.