Form 10-K
period 2003-12-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2004-05-14
CIK 1072379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number 0-26825

Northwest Biotherapeutics, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	94-3306718
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

22322 20th Avenue S.E., Suite 150 Bothell, WA (Address of principal executive offices)	98021 (Zip Code)

Registrant’s Telephone Number, Including Area Code:

(425) 608-3000

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price on the consolidated transaction reporting system on June 30, 2003 was approximately $4.2 million.

      As of May 11, 2004, the Registrant had outstanding 19,028,779 shares of common stock.

		Page

PART I
Item 1.	Business	2
Item 2.	Properties	23
Item 3.	Legal Proceedings	23
Item 4.	Submission of Matters to a Vote of Security Holders	23
PART II
Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters	23
Item 6.	Selected Financial Data	25
Item 7.	Management’s Discussion and Analysis of Financial Condition and Result of Operations	26
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	41
Item 8.	Financial Statements and Supplementary Data	41
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	42
Item 9A	Controls and Procedures	42
PART III
Item 10.	Directors and Executive Officers of the Registrant	42
Item 11.	Executive Compensation	44
Item 12.	Security Ownership of Certain Beneficial Owners and Management	46
Item 13.	Certain Relationships and Related Transactions	46
Item 14.	Principal Accountant Fees and Services	49
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	49
Signatures		75
Exhibit Index
EXHIBIT 4.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 10.7
EXHIBIT 10.8
EXHIBIT 10.9
EXHIBIT 10.10
EXHIBIT 10.11
EXHIBIT 10.12
EXHIBIT 23.1
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

PART I

Special Note on Forward-Looking Statements

      The following description of our business, discussion and analysis of our financial condition and results of operations should be read in conjunction with the information included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this report contains forward-looking statements that are subject to certain risks and uncertainties that could cause our actual results to differ materially from those projected. The words “believe,” “expect,” “intend,” “anticipate,” and similar expressions are used to identify forward-looking statements, but their absence does not mean that such statement is not forward-looking. You are encouraged to carefully review the various disclosures made by us in this report and in the documents incorporated herein by reference, in our previous SEC filings, and those factors described under “Factors That May Affect Results of Operations and Financial Condition, beginning on page 17 of this Annual Report on Form 10-K.” These factors, among others, could cause results to differ materially from those presently anticipated by us. Readers are cautioned not to place undue reliance on these forward-looking statements. In this Annual Report on Form 10-K, references to “Northwest Biotherapeutics,” “company,” “we,” “us,” and “our” refer to Northwest Biotherapeutics, Inc.

Item 1.	Business

Recent Developments

      On April 26, 2004 we entered into a Recapitalization Agreement with Toucan Capital Fund II, L.P. (“Toucan”). The Recapitalization Agreement calls for the possible recapitalization of the Company. At Toucan’s option, and if successfully implemented, the recapitalization could provide the company with up to $40 million through the issuance of new securities to Toucan and a syndicate of investors selected by Toucan. Following the recapitalization, Toucan and the investor syndicate would potentially own, on a combined basis, over 90% of the outstanding capital stock of the Company. The proposed recapitalization would occur in two stages, a bridge period which expires July 23, 2004, unless earlier terminated or extended by Toucan, followed by a potential equity financing.

      On April 26, 2004 Toucan loaned the Company $500,000. Since February 1, 2004 Toucan has loaned the Company a total of $600,000, including the $500,000 loan on April 26, 2004. The recent borrowing from Toucan should allow the Company to fund its operations for approximately 30 days, or until approximately May 26, 2004. Toucan has the option to loan additional amounts to the Company during this bridge period, but is not obligated to do so. These loans accrue interest at 10% per year and are also convertible into capital stock of the Company. Generally, Toucan may, in its sole discretion, elect to convert the principal and interest due under the notes into any equity security and/or debt security of the Company at anytime prior to full repayment. The conversion price for any conversion of a note at the election of Toucan will be the lowest of (i) with certain exceptions, the lowest nominal or effective price per share paid by any investor of the Company at any time on or after one year prior to April 26, 2004, (ii) with certain exceptions, the lowest nominal or effective price at which any investor of the Company has a right to acquire shares of the Company pursuant to any security, instrument, or promise, undertaking, commitment, agreement or letter of intent outstanding on or after April 26, 2004 or granted, issued, extended or otherwise made available by the Company at any time on or after one year prior to April 26, 2004 and (iii) the lesser of $0.10 per share or 35% discount to the average closing price per share of the Company’s common stock during any 20 consecutive trading days (beginning with the 20 consecutive trading days prior to the effective date of the Recapitalization Agreement), but not less than $0.04 per share under this clause (iii). In addition to these conversion rights, the notes will automatically be converted into convertible preferred stock of the Company in the event the Company raises $15 million through the issuance of convertible preferred stock. In this event the conversion price would be the lowest nominal or effective price per share paid by investors other than Toucan who purchase shares of convertible preferred stock (excluding shares issuable upon exercise of the bridge warrants). If the bridge notes, including principal and accrued interest, were converted into common stock on May 12, 2004 the conversion price would be $0.04 per share and Toucan would own 15,113,000 million shares (or 44.3%) of the Company’s outstanding capital stock.

      In connection with the loans, Toucan has received warrants to purchase up to 36.0 million shares of the Company’s capital stock at an exercise price of $0.01 per share. Any future bridge loans by Toucan up to an additional $500,000, or $1.1 million in the aggregate, would include similar conversion features and warrant coverage.

      As part of the Recapitalization Agreement, at the election of Toucan, the Company will be required to enter into an equity financing with Toucan and other investors to be determined by Toucan. If Toucan elects to pursue the equity financing, the parties have agreed that the Company will sell to Toucan and other investors up to $40 million of convertible preferred stock. The preferred stock would be priced at the lower of $0.10 per share or a 35% discount to the average closing price of the Company’s common stock during the 20 trading days prior to the first closing of the equity financing, but not less than $0.04 per share. The equity financing is contingent upon the Company complying with certain covenants in the Recapitalization Agreement and locating investors who are willing to invest in the Company on the terms proposed. The equity financing is also subject to a number of closing conditions, including approval of the Company’s stockholders.

      As of April 26, 2004, including the $600,000 borrowed from Toucan, we had approximately $561,000 in cash and cash equivalents. We believe, based on recurring operating and associated financing costs, our cash will be sufficient to fund our operations through May 26, 2004. After that date we will have to seek additional funds from Toucan which Toucan is not obligated to provide to us. Under the terms of the Recapitalization Agreement, if Toucan elects not to provide additional funding to us we are prohibited from seeking funds from any party other than Toucan for up to ten business days after May 26, 2004.

      Any additional financing with Toucan and any other third party is likely to be dilutive to stockholders, and debt financing, if available, may include additional restrictive covenants.

      Unless we receive significant additional funding in the future, continuing our operations would require us to use assets that otherwise would be required to liquidate the Company and pay our obligations. For this reason, if we are unable to obtain additional capital, we may choose to cease operations at any time to meet our obligations and to maximize the value, if any, to be paid to our stockholders following a potential liquidation.

Overview

      Northwest Biotherapeutics, Inc. was incorporated in Delaware in July 1998. We are a development stage biotechnology company focused on discovering, developing, and commercializing immunotherapy products that safely generate and enhance immune system responses to effectively treat cancer. Currently approved cancer treatments are frequently ineffective and can cause undesirable side effects. Our approach in developing cancer therapies utilizes our expertise in the biology of dendritic cells, which are a type of white blood cells that activate the immune system. Our primary activities since incorporation have been antibody research and development, strategic and financial planning, and raising capital to fund our operations.

      We have two basic technology platforms applicable to cancer therapeutics; dendritic cell-based cancer vaccines (DCVax) and monoclonal antibodies (HuRx) for cancer therapeutics, (DCVax and HuRx are trademarks of Northwest Biotherapeutics, Inc.). Our DCVax dendritic cell-based cancer vaccines continue to be our main technology platform.

      We completed an initial public offering of our common stock in December 2001. Following that offering, our dendritic cell (DC) vaccine technology was moved into a Phase III clinical trial for prostate cancer. In addition, we submitted a Phase II Clinical Trial protocol to the FDA for DCVax-Brain and a Phase I Clinical Trial protocol for DCVax-Lung. Both of these submissions were cleared by the FDA for patient recruitment.

      In 2002, however, we were unable to raise the additional money needed to fund our ongoing operations and clinical trial activities. Consequently, on October 9, 2002, our Board of Directors authorized management to initiate immediate actions to conserve cash. For that purpose, we reduced staff, eliminated certain future commitments, and sold some of our fixed assets and continued to assess our alternatives.

      In November 2002, we suspended all clinical trial activity for our DCVax product candidates. We withdrew our Investigational New Drug Application (IND) for DCVax-Prostate, a prostate cancer treatment, and for DCVax-Lung, a potential treatment for non-small cell lung cancer. We maintained our FDA clearance and our Orphan Drug designation for a multi-site Phase II clinical trial to evaluate the DCVax-Brain product candidate as a possible treatment for Glioblastoma Multiforme. However, this trial cannot be initiated without additional funding. The DCVax-Brain trial was moved to an inactive status and no patients were recruited. That trial remains open with the FDA.

      During our restructuring activities from October 2002 through March 22, 2004, approximately sixty-three members of our research and administrative staff were discharged, including our Chief Executive Officer, Chief Financial Officer, and Chief Medical Officer. Through December 31, 2003, severance and other related costs of the staff reductions totaled approximately $1.1 million and there were no unpaid severance liabilities as of December 31, 2003. Our remaining staff, as of March 31, 2004, consisted of six full-time employees and two part-time employees.

      Our financial statements for the year ended December 31, 2003 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Nevertheless, we have experienced recurring losses from operations and have a deficit accumulated during the development stage of $64.2 million. Our independent auditors indicated in their report on our December 31, 2003 financial statements included in our Form 10-K that there is substantial doubt about our ability to continue as a going concern.

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

Industry Background

Incidence of Cancer in the United States

      The American Cancer Society estimates that in the United States, men have a 1 in 2 lifetime risk of developing cancer, while women have a risk of 1 in 3. Doctors were expected to diagnose approximately 1.37 million new cases of cancer in the United States during 2002. Cancer is the second leading cause of death in the United States after heart disease and is estimated to result in approximately 563,700 deaths, or 1,544 per day, in 2004. The direct medical costs related to treating cancer in the United States were estimated to be $56 billion in 2002. Our initial therapeutic targets, prostate, brain and lung cancers, cause approximately 36% of the cancer deaths in the United States each year. The American Cancer Society estimated that the incidence of new diagnosis and deaths resulting from several common cancers during 2004 would be as follows:

Type Of Cancer	New Cases	Deaths

Breast	213,900	41,000
Prostate	221,000	29,100
Colorectal	150,700	56,400
Lung	178,000	161,300
Kidney	31,800	11,600
Melanoma	54,800	7,400
Brain	17,000	13,100

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

Our Approaches

      We have developed two proprietary approaches, DCVax and HuRx, for stimulating and enhancing a patient’s cellular and humoral immune response to cancer. Given appropriate funding for future development, which is not available to us at this time, we believe that DCVax and HuRx products may overcome the limitations of current cancer therapies and offer cancer patients safe and effective treatment alternatives, alone or in combination with other therapies.

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

•	Activates The Natural Immune System. Our DCVax products are designed to elicit a natural immune response. We believe that our pre-clinical and clinical trials have demonstrated that our DCVax product candidates can train a patient’s own Killer T cells to seek and destroy specifically targeted cancer cells. Our clinical trials have also shown that DCVax-Prostate stimulates the body to produce antibodies and T cells that bind to cancer-associated antigens and potentially destroy cancer cells marked by these antigens.

•	Multiple Cancer Targets. If we secure the necessary funding, we intend to apply our DCVax platform to treat a wide variety of cancers. The DCVax platform affords the flexibility to target many different forms of cancer through the possible direct intra-tumoral injection of partially mature dendritic cells or the pairing of dendritic cells with cancer-associated antigens, fragments of cancer-associated antigens or deactivated whole cancer cells.

•	No Significant Adverse Side Effects Or Toxicity. Our initial, but now withdrawn, DCVax-Prostate IND, has shown mild injection site reactions, which were typical and fully anticipated, but no significant adverse side effects in over 110 clinically administered injections. We believe that we minimize the potential for toxicity by using the patient’s own cells to create our DCVax product candidate. Additionally, because our DCVax products are designed to target the cancer-associated antigens in the patient, we believe they minimize collateral damage to healthy cells.

•	Rapid Pre-Clinical Development. We believe that our DCVax technology, which was safely administered in a Phase I/ II clinical trial for prostate cancer, will enable us to rapidly move new potential products into clinical trials within six to nine months of concept, subject to FDA approval and the availability of adequate resources. New DCVax product candidates simply require the direct injection of partially mature dendritic cells into solid tumors or the identification of cancer-associated antigens, fragments of cancer-associated antigens or whole cancer cells added to partially mature dendritic cells prior to injection into patients. To date, we have identified six cancer-associated antigens over a period of approximately two years.

•	Ease Of Administration. We initially collect a patient’s white blood cells in a single standard outpatient procedure called leukapheresis. After patient-specific manufacturing and quality control testing, each small dose of a DCVax product candidate is administered by a simple direct injection into a solid tumor or an intradermal injection in an outpatient setting.

•	Complementary With Other Treatments. Our DCVax product candidates are designed to stimulate the patient’s own immune system to safely target cancer cells. Consequently, we believe these products may be used as an adjuvant to traditional therapies such as chemotherapy, radiation therapy, hormone therapy and surgery.

HuRx

      Our HuRx platform is based on combining our expertise in monoclonal antibodies, immunology and antigen discovery with the efforts of partners who have expertise in humanized and, or fully human monoclonal antibody development and production. We co-developed an initial HuRx product with Medarex, our first HuRx partner. This partnership enabled us to create a proprietary fully human monoclonal antibody-based prostate cancer product candidate. That product candidate now has been acquired by Medarex and is in a FDA Phase I clinical trial. Products derived from our HuRx efforts are intended to have the following characteristics, the total of which, we believe, will make them potentially attractive alternatives to current therapies:

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

•	Rapid Pre-Clinical Development. We developed our initial HuRx product candidate in collaboration with Medarex. This partnership combined our collective expertise in fully human monoclonal antibody technology, in-house development and clinical supply manufacturing. Our agreement with Medarex enables us to rapidly develop additional product candidates from our antigen-discovery program. Consequently, we believe that, subject to FDA approval and the availability of adequate resources, we can progress from antigen discovery to clinical trials for each new HuRx product candidate in less than two years.

•	Cancer Specificity. Our proprietary antigens are significantly over-expressed in cancer cells. Our HuRx antibodies bind to these targeted cancer-associated antigens and potentially destroy cancer cells marked by these antigens. To date, we have identified five clinically validated antigens associated with twelve different cancers. Certain rights to three of our antigen targets have been acquired by Medarex.

•	Multiple Therapeutic Applications. We believe that HuRx antibodies may be used as stand-alone products that bind to cancer-associated antigens and potentially destroy cancer cells marked by these antigens. HuRx antibodies may also enable the targeted delivery of existing therapies such as radiation and cytotoxic agents. The inherent toxic effects of cytotoxic agents and radioactive materials on normal tissue could be minimized by coupling these agents to antibodies that have a high degree of specificity to cancer cells.

•	Commercialization. Based on our experience with the manufacturing of HuRx antibodies, we believe the manufacturing of these antibodies can be scaled to meet market demand. Antibody-based products are typically characterized by an inherent stability, resulting in a commercially acceptable shelf-life.

•	Complementary With Other Treatments. We believe that our HuRx product candidates may be suitable for use alone or in combination with currently approved therapies due to their complementary cell-killing properties.

      In addition, we believe that HuRx antibodies may be useful for the development of cancer diagnostic imaging products.

Our Clinical and Preclinical Development Programs

      Although we have suspended our clinical trials in order to conserve cash, we are continuing our efforts to develop DCVax- and HuRx-based therapeutic product candidates for the treatment of cancer. We have completed or largely completed our research and pre-clinical testing phases for four product candidates.

      The following table summarizes the targeted indications and status of our product candidates:

Product Candidate	Target Indications	Status(1)

DCVax Platform

DCVax-Prostate	Prostate cancer	Phase III — suspended and IND withdrawn in 2002 due to lack of funding

DCVax-Brain	Glioblastoma	Phase II — postponed until additional funding can be secured — Orphan Drug designation, granted December 2002

DCVax-Lung	Non-small cell lung cancer	Phase I — suspended and IND withdrawn in 2002 due to lack of funding

DCVax-Direct	Head and Neck Cancer, Non-small cell lung, brain cancers	Pre-clinical

HuRx Platform

HuRx-Breast	Breast cancer	Pre-clinical

HuRx-Brain	Glioblastoma	Pre-clinical

HuRx-Colon	Colon cancer	Pre-clinical

HuRx-Melanoma	Melanoma	Pre-clinical

(1)	Pre-clinical means that a product is undergoing efficacy and safety evaluation in disease models in preparation for human clinical trials. Phase I-III clinical trials denote safety and efficacy tests in humans as follows:

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

      We believe that our DCVax platform affords us the flexibility to target many different forms of cancer through the direct intra-tumoral injection of dendritic cells or the pairing of dendritic cells with cancer-associated antigens, pieces of cancer-associated antigens or deactivated whole cancer cells. We have either patented or licensed critical intellectual property encompassing this technology.

DCVax Product Candidates

DCVax-Prostate

      DCVax-Prostate, our initial dendritic cell-based product candidate, resulted from combining our DCVax platform with the cancer-associated antigen prostate specific membrane antigen, or PSMA. PSMA is located on the surface of prostate cells. It is expressed at very low levels on benign or healthy prostate cells, and at much higher levels on prostate cancer cells. Because PSMA is over-expressed in virtually all prostate cancers, it represents an effective target for prostate cancer therapeutics. The results from our Phase I/ II clinical trial provided us with important results supporting the potential value of our DCVax platform as the basis for new cancer immunotherapies.

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

      We observed stabilization of disease at 26 weeks in 52% (16 of 31) of the patients in our Phase I/ II clinical trial. Twelve of these stable patients did not have measurable metastatic disease at the time of treatment and all twelve were stable, as measured by radiographic criteria, at weeks 26 to 28 with a median time to progression of 40 weeks. These results can be compared to results for another experimental therapy given to similar patients without metastatic disease that had a median time to progression of 29 weeks. Patients with measurable metastatic disease in our Phase I/ II clinical trial had a median time to progression of 20 weeks. These results can be compared to results for another experimental therapy given to patients with metastatic disease that had a median time to progression of 16 weeks with control or placebo progression occurring at 9 weeks. Eighty-three percent (83%) of patients had an immune response following treatment with DCVax-Prostate, as measured by the amount of immune-reactive substances found in the blood of patients, which formed specifically in response to PSMA.

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

      DCVax-Direct uses our DCVax platform to produce dendritic cells suitable for direct injection into solid tumors. Several scientific studies have shown that dendritic cells injected into solid tumors in animal models can result in tumor regression. We have continued pre-clinical development of this application with positive preclinical animal data.

      Target Market. The American Cancer Society estimated that about 17,000 new cases of brain cancer would be diagnosed in the United States during 2004. Deaths from brain cancer are estimated at about 13,100 per year. The most common and lethal form of brain cancer is glioblastoma, the indication we are targeting with DCVax-Brain and DCVax-Direct. We estimate that our DCVax products could address a population consisting of approximately 10,000 new patients per year.

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

      Target Market. The American Cancer Society estimated that 178,000 new cases of lung cancer would be diagnosed in the United States during 2004. Approximately 80% of these cases are expected to be attributable to non-small cell lung cancer, the indication we were targeting with DCVax-Lung and are now targeting with DCVax-Direct. Deaths from all forms of lung cancer are estimated at 161,300 per year for 2004.

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

Our HuRx Platform

      Our HuRx platform is based on combining our expertise in monoclonal antibodies, immunology and antigen discovery with potential partners who have expertise in humanized and, fully human monoclonal antibody development. We co-developed our initial HuRx products with Medarex. We believe our relationship with Medarex and future partners may enable us to create proprietary humanized and fully human monoclonal antibody-based cancer therapies. We develop our HuRx products in the following sequence:

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

HuRx Product Candidates

HuRx-Lung, HuRx-Breast, HuRx-Brain, HuRx-Colon, HuRx-Melanoma, and HuRx-Prostate

      We have selected cancer-associated antigens for non-small cell lung cancer, breast cancer, glioblastoma, colon cancer, melanoma, prostate, pancreas, kidney, ovarian, and certain blood cancers. We are currently developing antibodies to be humanized or immunizing materials for the generation of fully human monoclonal antibodies targeted to antigens associated with these cancers.

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

Marketing

      In the event that we secure funding and develop an approved product, we plan to market that product in partnership with one or more established pharmaceutical companies. Our collaboration with these companies may take the form of royalty agreements, licensing agreements or other co-marketing arrangements. The U.S. oncology market is characterized by highly concentrated distribution channels. To be successful in producing a commercially viable product, we may need to develop a direct sales force to market that product in the United States.

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

Competition

      The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Several companies, such as Cell Genesys, Inc., Dendreon Corporation and Genzyme Molecular Oncology, a division of Genzyme Corporation, are actively involved in research and development of cell-based cancer therapeutics. Of these companies, we believe that only Dendreon is carrying-out Phase III clinical trials with a cell-based therapy. No cell-based therapeutic product is currently available for commercial sale. Additionally, several companies, such as Abgenix, Inc., Agensys, Inc., and Genentech, Inc. are actively involved in research and development of monoclonal antibody-based cancer therapies. Currently, at least three antibody-based products are approved for commercial sale for cancer therapy. Genentech is also engaged in several Phase III clinical trials for additional antibody-based therapeutic products for a variety of cancers, and several other companies are in early stage clinical trials for such products. Many other third parties compete with us in developing alternative therapies to treat cancer, including:

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

      We expect that our ability to compete effectively will be dependent upon our ability to:

•	Secure the necessary funding to continue our development efforts with respect to our product candidates;

•	successfully complete clinical trials and obtain all requisite regulatory approvals;

•	maintain a proprietary position in our technologies and products;

•	attract and retain key personnel; and

•	maintain existing or enter into new partnerships.

Governmental Regulation

      Governmental authorities in the United States and other countries extensively regulate the pre-clinical and clinical testing, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution, among other things, of immunotherapeutics. In the United States, the Food and Drug Administration subjects pharmaceutical and biologic products to rigorous review. Even if we ultimately receive FDA approval for one or more of our products, if we or our partners do not comply with applicable requirements, we may be fined, our products may be recalled or seized, our production may be totally or partially suspended, the government may refuse to approve our marketing applications or allow us to distribute our products, and we may be criminally prosecuted. The FDA also has the authority to revoke previously granted marketing authorizations.

      In order to obtain approval of a new product from the FDA, we must, among other requirements, submit proof of safety and efficacy as well as detailed information on the manufacture and composition of the product. In most cases, this proof requires documentation of extensive laboratory tests, and pre-clinical and clinical trials. This testing, and the preparation of necessary applications and processing of those applications by the FDA are expensive and typically take several years to complete. The FDA may not act quickly or favorably in reviewing these applications, and we may encounter significant difficulties or costs in our efforts to obtain FDA approvals that could delay or preclude us from marketing any products we may develop. The FDA also may require post-marketing testing and surveillance to monitor the effects of approved products or place conditions on any approvals that could restrict the commercial applications of these products. Regulatory authorities may withdraw product approvals if we fail to comply with regulatory standards or if we encounter problems following initial marketing. With respect to patented products or technologies, delays imposed by the governmental approval process may materially reduce the period we might have the exclusive right to exploit the products or technologies.

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

      We, and our partners, are also subject to regulation by the Occupational Safety and Health Administration, the Environmental Protection Agency, the Nuclear Regulatory Commission and other foreign, federal, state and local agencies under various regulatory statutes, and may in the future be subject to other environmental, health and safety regulations that may affect our research, development and manufacturing programs. We are unable to predict whether any agency will adopt any regulation, which could limit or impede on our operations.

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

Employees

      Our remaining staff, as of March 31, 2004, consisted of six full-time employees and two part-time employees. Each of our employees has signed a confidentiality agreement and none are covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and consider our employee relations to be positive.

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

      As of April 26, 2004, including the $600,000 borrowed from Toucan, we had approximately $561,000 in cash and cash equivalents. We believe, based on recurring operating and associated financing cost, our cash will be sufficient to fund our operations through May 26, 2004. After that date we will have to seek additional funds from Toucan which Toucan is not obligated to provide to us. Under the terms of the Recapitalization Agreement, if Toucan elects not to provide additional funding to us we are prohibited from seeking funds from any party other than Toucan for up to ten business days after May 26, 2004.

      Any additional financing with Toucan and any other third party is likely to be dilutive to stockholders, and any debt financing, if available, may include additional restrictive covenants.

      Unless we receive significant additional funding in the future, continuing our operations will require us to use assets that otherwise would be available to liquidate the Company and pay our obligations. For this reason, if we are unable to obtain additional capital, we may choose to cease operations at anytime to meet our obligations and to maximize the value, if any, to be paid to our stockholders following a potential liquidation.

Our auditors have issued a “going concern” audit opinion.

      Our independent auditors have indicated in their report on our December 31, 2003 financial statements included in our Form 10-K that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We have reduced business umbrella, auto, crime and fiduciary, and directors and officers liability insurance coverage.

      With rising insurance premiums for most business insurance coverage, with our reduced level of operating activity, and reduced liability exposure through the stopping of all clinical trials, we lowered the levels of all of our insurance coverage. When our finances permit and when our level of operating activities rise, our insurance needs will be reassessed. Making a material reduction in our insurance coverage may make it difficult for us to retain our existing directors and officers, and will also result in increased exposure to potential liabilities arising from any future litigation, either of which may materially harm our business and results of operations.

As a result of questions concerning our status as a going concern, potential customers and partners may decide not to do business with us.

      The success of our restructured operations will depend on our ability to attract partners to our research initiatives and to a lesser extent our ability to attract customers to our research products. Due to concerns regarding our ability to continue operations, these third parties may decide not to conduct business with us, or may conduct business with us on terms that are less favorable than those customarily extended by them. If either of these events occurs, our business will suffer significantly.

We expect to continue to incur substantial losses, and we may never achieve profitability.

      We have incurred net losses every year since our incorporation in July 1998 and, as of December 31, 2003, we had a deficit accumulated during the development stage of approximately $64.2 million. We have had net losses applicable to common stockholders as follows:

•	$5.0 million in 1998;

•	$6.0 million in 1999;

•	$13.2 million in 2000;

•	$17.3 million in 2001;

•	$12.8 million in 2002; and

•	$5.8 million in 2003.

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

      We have had a limited operating history and are at an early stage of development. We may not be able to achieve revenue growth in the future. We have generated the following limited revenues:

•	$385,000 in 1998;

•	$211,000 in 1999;

•	$156,000 in 2000;

•	$129,000 in 2001;

•	$9,000 in 2002; and

•	$529,000 in 2003.

      We have derived most of these limited revenues from:

•	the sale of research products to a single customer;

•	contract research and development from related parties; and

•	research grants.

      In the future, we anticipate that our revenues will be derived primarily through the commercialization of our product candidates.

We may not be able to retain existing personnel.

      From approximately October 2002 through March 22, 2004, we reduced our research and administrative staff by sixty-three members. Our remaining staff, as of March 22, 2004, consisted of six full-time employees and two part-time employees.

      The uncertainty of our cash position, workforce reductions, the volatility in our stock price and our recent asset sales may create anxiety and uncertainty, which may adversely affect employee morale and cause us to lose employees whom we would prefer to retain. To the extent that we are unable to retain our existing personnel, our business and financial results may suffer.

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

Our success partially depends on existing and future partners.

      The success of our business strategy may partially depend upon our ability to develop and maintain multiple partnerships and to manage them effectively. Therefore, our success depends partially upon the performance of our partners. We cannot directly control the amount and timing of resources that our existing or future partners devote to the research, development or marketing of our products. As a result, those partners:

•	may not commit sufficient resources to our programs or products;

•	may not conduct their agreed activities on time, or at all, resulting in delay or termination of the development of our products and technology;

•	may not perform their obligations as expected;

•	may pursue product candidates or alternative technologies in preference to ours; or

•	may dispute the ownership of products or technology developed under our partnerships.

      We may have disputes with our partners, which could be costly and time consuming. Our failure to successfully defend our rights could seriously harm our business, financial condition and operating results.

      We intend to continue to enter into partnerships in the future. However, we may be unable to successfully negotiate any additional partnerships and any of these relationships, if established, may not be scientifically or commercially successful.

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

      The research products market recently entered by us is very competitive with many well-established large and small distribution companies, such as BioWhittaker, a Cambrex Company, DakoCytomation, and Cellsignalling Technology.

      We have marketed our research products through direct mail, the Internet, and select participation in trade shows frequented by researchers who could be interested in our research products. We are also seeking distribution relationships with established and well-positioned distribution companies. There can be no assurances that we will be successful in establishing a market demand for our research products nor that we will be successful in finding a suitable distributor interested in selling our research products.

      The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Several companies, such as Cell Genesys, Inc., Dendreon Corporation and Genzyme Molecular Oncology, a division of Genzyme Corporation, are actively involved in the research and development of cell-based cancer therapeutics. Of these companies, we believe that only Dendreon is carrying-out Phase III clinical trials with a cell-based therapy. No dendritic cell-based therapeutic product is currently approved for commercial sale. Additionally, several companies, such as Abgenix, Inc., Agensys, Inc., and Genentech, Inc., are actively involved in the research and development of monoclonal antibody-based cancer therapies. Currently, at least six antibody-based products are approved for commercial sale for cancer therapy. Genentech is also engaged in several Phase III clinical trials for additional antibody-based therapeutics for a variety of cancers, and several other companies are in early stage clinical trials for such products. Many other third parties compete with us in developing alternative therapies to treat cancer, including:

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

      We expect that our ability to compete effectively will be dependent upon our ability to:

•	obtain additional funding;

•	successfully complete clinical trials and obtain all requisite regulatory approvals;

•	maintain a proprietary position in our technologies and products;

•	attract and retain key personnel; and

•	maintain existing or enter into new partnerships.

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

      We have taken security measures to protect our proprietary information, especially proprietary information that is not covered by patents or patent applications. These measures, however, may not provide adequate protection of our trade secrets or other proprietary information. We seek to protect our proprietary information by entering into confidentiality agreements with employees, partners and consultants. Nevertheless, employees, partners or consultants may still disclose our proprietary information, and we may not be able to protect our trade secrets in a meaningful way. If we lose any employees, we may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by those former employees despite the existence of nondisclosure and confidentiality agreements and other contractual restrictions to protect our proprietary technology. In addition, others may independently develop substantially equivalent proprietary information or techniques or otherwise gain access to our trade secrets.

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

      Our principal stockholders, executive officers, and directors and entities affiliated with them, in the aggregate, beneficially owned approximately 67.6% of our common stock and shares of common stock issuable pursuant to options and warrants exercisable within 60 days of April 26, 2004. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Company management and Toucan, as a result of the security ownership described above, has the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they can dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

There may not be an active, liquid trading market for our common stock.

      On December 14, 2001, our common stock was listed on the NASDAQ National Market. Prior to that time there was no public market for our common stock. On December 23, 2002, we were delisted from the NASDAQ National Market and our common stock is currently listed on the Over The Counter Bulletin Board (OTCBB), which is generally recognized as being a less active market than the NASDAQ National Market. You may not be able to sell your shares at the time or at the price desired.

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

Control by Toucan Capital Fund II, LP of a large percentage of our voting stock and Toucan’s rights under the Recapitalization Agreement may permit Toucan to influence the Company in a way that can adversely affect our stock price

      As of May 12, 2004 Toucan has the right to acquire up to 15,113,000 million shares (or 44.3%) of our outstanding capital stock and an additional 36.0 million shares upon exercise of a warrant. In addition, under the terms of the Recapitalization Agreement, we are required to consult with Toucan on how we conduct many aspects of our business. As a result, Toucan has significant authority over how we presently conduct our business, and with its stock acquisition rights, could influence all matters requiring stockholder approval. This control may cause us to conduct our business differently from the way we have in the past. The concentration of ownership may also delay, deter or prevent acts that would result in a change in control, which, in turn, could reduce the market price of our common stock.

Item 2.	Properties

      We maintain our headquarters in Bothell, Washington where we lease approximately 14,000 square feet of laboratory, research and development, expansion and general administration space. Our lease expires on September 30, 2006 and, at our option, may be extended for 3 additional years.

Item 3.	Legal Proceedings

      We are not a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our stockholders during the year ended December 31, 2003.

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

Market or OTC Bulletin Board, as applicable. These prices do not include retail markups, markdowns or commissions.

	2003		2002

	High	Low	High	Low

4th Quarter	$0.29	$0.11	$0.84	$0.10
3rd Quarter	0.42	0.23	2.97	0.60
2nd Quarter	0.41	0.06	5.28	3.00
1st Quarter	0.22	0.06	5.92	2.80

      As of December 31, 2003, there were approximately 253 holders of record of our common stock. Such holders include any broker or clearing agencies as holders of record but exclude the individual stockholders whose shares are held by brokers or clearing agencies

Dividend Policy

      We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to fund the development and growth of our business and do not currently anticipate paying any cash dividends in the foreseeable future. Future dividends, if any, will be determined by our board of directors.

Recent Sale of Unregistered Securities

      In connection with the Recapitalization Agreement described below, certain members of management who hold warrants to purchase common stock agreed to an amendment to their warrants. The amendment applies to all warrants held by management. The purpose of the amendment was to remove the economic anti-dilution provisions and set the warrant exercise price at the lesser of, (i) $0.10 per share, or (ii) at a 35% discount to the average closing price during the twenty trading days prior to the first closing of the sale by the Company of convertible preferred stock as contemplated by the Recapitalization Agreement, but not less than $0.04 per share.

      In an effort to continue to fund our operations, we entered into a Recapitalization Agreement on April 26, 2004 with Toucan. The Recapitalization Agreement calls for the possible recapitalization of the Company in two stages consisting of a bridge period which began on February 1, 2004 and is scheduled to end on July 23, 2004, unless earlier terminated or further extended by Toucan, followed by a potential equity financing through the issuance of convertible preferred stock. Toucan will serve as the lead in the bridge funding and the bridge period activities. At its election, and at its sole discretion, Toucan will also serve as the lead investor in the potential equity financing.

      Since February 1, 2004, Toucan has loaned the Company a total of $600,000, including a $500,000 loan on April 26, 2004 that should allow the Company, based on recurring operating and associated financial costs, to fund its operations for approximately 30 days, or until approximately May 26, 2004. Toucan has the option to loan additional amounts to the Company during the bridge period, but is not obligated to do so. All funding to date and any future funding during the bridge period will be provided in the form of senior secured convertible debt. These loans accrue interest at 10% per year and are also convertible into capital stock of the Company. Generally, Toucan may, in its sole discretion, elect to convert the principal and interest due under the notes into any equity security and/or debt security of the Company at any time prior to full repayment. The conversion price for any conversion of a note at the election of Toucan will be the lowest of (i) with certain exceptions, the lowest nominal or effective price per share paid by any investor of the Company at any time on or after one year prior to April 26, 2004, (ii) with certain exceptions, the lowest nominal or effective price at which any investor of the Company has a right to acquire shares of the Company pursuant to any security, instrument, or promise, undertaking, commitment, agreement or letter of intent outstanding on or after April 26, 2004 or granted, issued, extended or otherwise made available by the Company at any time on or after one year prior to April 26, 2004 and (iii) the lesser of $0.10 per share or 35% discount to the average closing price per share of the Company’s common stock during any 20 consecutive trading days (beginning with the 20 consecutive trading days prior to April 26, 2004), but not less than $0.04 per share under this clause(iii). In addition to these conversion rights, the notes will automatically be converted into convertible preferred stock of the Company in the event the Company raises $15 million through the issuance of convertible preferred stock. In this event the conversion price would be the lowest nominal or effective price per share paid by investors other than Toucan who purchase shares of convertible preferred stock (excluding shares issuable upon exercise of the warrants issued in connection with the loans from Toucan). If the bridge notes, including principal and accrued interest, were converted into common stock on May 12, 2004 the conversion price would be $0.04 per share and Toucan would own 15,113,000 million shares (or 44.3%) of the Company’s outstanding capital stock.

      In connection with the loans, Toucan has received a warrant to purchase up to 36.0 million shares of the Company’s capital stock at an exercise price of $0.01 per share. Any future bridge loans by Toucan up to an additional $500,000, or $1.1 million in the aggregate, would include similar conversion features and warrant coverage. Therefore, if Toucan were to loan the Company an additional $500,000, it would receive warrants to purchase an additional 30 million shares of the Company’s capital stock. The warrants are exercisable for up to seven years from the date of issuance and have an exercise price of one cent ($0.01) per share. The warrants are exercisable upon the earliest of (i) the time at which the Company has raised at least $2 million through the issuance of any class or series of equity securities, debt securities or any combination thereof, (ii) at such time as the Company breaches any provision of the Recapitalization Agreement or any documents executed in connection with the Recapitalization Agreement, (iii) the time at which the Company elects to exercise its fiduciary out under the Recapitalization Agreement and accept a unsolicited proposal, or (iv) 61 days after the date Toucan provides the Company with notice that it intends to exercise the warrant. In the event that the Company commences the proposed equity financing and issues at least $15 million of convertible preferred stock to investors other than Toucan, then the bridge warrants will automatically be exercisable for such convertible preferred stock. If, for any reason, the convertible preferred stock is not approved or authorized, or if authorized and the Company fails to issue at least $15 million of convertible preferred stock, then the bridge warrants will be exercisable for any equity security and/or debt security in any combination thereof at the election of Toucan.

Item 6.	Selected Financial Data

      The following table shows selected financial data for each of the years ending December 31, 1999 to December 31, 2003 and for the period from our inception through December 31, 2003 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our financial statements and notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.

						Period from
						March 18,
						1996
	Years Ended December 31,					(Inception) to
						December 31,
	1999	2000	2001	2002	2003	2003

	(In thousands, except per share data)
Statement of Operations Data:
Total revenues	$211	$156	$129	$9	$529	$2,125
Operating costs and expenses
Cost of research material sales	46	51	67	7	79	330
Research and development	2,885	3,114	4,907	5,956	1,624	23,974
General and administrative	2,535	3,682	4,759	7,463	4,059	25,844
Depreciation and amortization	196	199	467	593	207	2,071
Loss on facility sublease	—	—	—	721	174	895
Asset impairment loss	—	—	—	1,032	904	1,936

Total operating costs and expenses	5,662	7,046	10,200	15,772	7,047	55,050

Loss from operations	(5,451)	(6,890)	(10,071)	(15,763)	(6,518)	(52,925)
Other Income (expense), net
Gain on sale of intellectual property to Medarex	—	—	—	2,840	816	3,656
Interest expense	(319)	(6,056)	(1,062)	(38)	(73)	(7,855)

						Period from
						March 18,
						1996
	Years Ended December 31,					(Inception) to
						December 31,
	1999	2000	2001	2002	2003	2003

	(In thousands, except per share data)
Interest income	161	166	193	157	23	728

Net loss	(5,609)	(12,780)	(10,940)	(12,804)	(5,752)	(56,396)
Accretion of redemption value of mandatorily redeemable membership units and preferred stock	(354)	(430)	(379)	—	—	(1,872)
Series A preferred stock redemption fee	—	—	(1,700)	—	—	(1,700)
Beneficial conversion feature of series D convertible preferred stock	—	—	(4,274)	—	—	(4,274)

Net loss applicable to common stockholders	$(5,963)	$(13,210)	$(17,293)	$(12,804)	$(5,752)	$(64,242)

Net loss per share applicable to common stockholders — basic and diluted	$(2.71)	$(6.35)	$(6.57)	$(0.76)	$(0.30)

Weighted average shares used in computing basic and diluted net loss per share	2,203	2,080	2,631	16,911	18,908

	Years Ended December 31,

	1999	2000	2001	2002	2003

	(In thousands, except per share data)
Balance Sheet Data:
Cash and cash equivalents	$649	$411	$14,966	$2,539	$255
Working capital (deficit)	(209)	(4,488)	13,501	3,466	(392)
Total assets	2,519	4,629	19,476	7,572	871
Long-term obligations, net of current portion and discounts	2,881	801	123	378	49
Mandatorily redeemable convertible preferred stock	4,063	4,493	—	—	—
Convertible preferred stock	9,341	16,444	—	—	—
Total stockholders’ equity (deficit)	(14,790)	(22,515)	16,935	4,876	16

Item 7.	Management’s Discussion and Analysis of Financial Condition and Result of Operations

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

Overview

      We believe that primarily due to the difficult financial markets of 2002, we were unable to raise the additional money needed to fund our ongoing operations and clinical trial activities. Consequently, on

October 9, 2002, our Board of Directors authorized management to initiate immediate actions to conserve cash. For that purpose, we reduced staff, eliminated certain future commitments, and sold certain fixed assets. We are continuing to assess our alternatives.

      In November 2002, we suspended all clinical trial activity for our DCVax product candidates. We withdrew our Investigational New Drug Application (IND) for DCVax-Prostate, a prostate cancer treatment, and for DCVax-Lung, a potential treatment for non-small cell lung cancer. We maintained our FDA clearance and our Orphan Drug designation for a multi-site Phase II clinical trial to evaluate the DCVax-Brain product candidate as a possible treatment for Glioblastoma Multiforme. However, this trial cannot be initiated without additional funding. The DCVax-Brain trial was moved to an inactive status and no patients were recruited. That trial remains open with the FDA.

      Through an Assignment and License Agreement dated December 9, 2002, we sold our PSMA (Prostate Specific Membrane Antigen) rights, and certain other intellectual property, to Medarex and acquired the rights to certain additional intellectual property from Medarex. On June 20, 2003, under a First Amendment to Assignment and License Agreement with Medarex, which owns approximately 13.3% of our outstanding common stock, we released Medarex from future royalty obligations in exchange for a cash payment of $816,000. The purchase price of $816,000 was negotiated based on the expected discounted net present value (NPV) of a future 2% royalty obligation under that certain Assignment and License Agreement dated December 9, 2002. We received the cash payment on July 1, 2003.

      Our financial statements for the year ended December 31, 2003 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Nevertheless, we have experienced recurring losses from operations and have a deficit accumulated during the development stage of $64.2 million that raises substantial doubt about our ability to continue as a going concern and our auditors have issued an opinion which states that there is substantial doubt about our ability to continue as a going concern.

      While continuing as a restructured company, we intend to advance our monoclonal antibody and dendritic cell-based product candidates, pursue potential corporate partnerships, and further consider other alternatives including the possible sale of some or all of our assets.

      Operating costs and expenses consist primarily of research and development expenses, including clinical trial expenses when the Company is actively participating in clinical trials, and general and administrative expenses.

      Research and development expenses include salary and benefit expenses and costs of laboratory supplies used in our internal research and development projects.

      From our inception through December 31, 2003, we incurred costs of approximately $23.9 million associated with our research and development activities. Because our technologies are unproven, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization.

      General and administrative expenses include salary and benefit expenses related to administrative personnel, cost of facilities, insurance, legal support, as well as amortization costs of stock options granted to employees and warrants issued to consultants for entering into commercial arrangements.

      To date, our revenues have primarily been derived from the manufacture and sale of research materials, contract research and development services and research grants from the federal government. For the year ended December 31, 2003, we earned approximately $24,000 in revenues from the manufacture and sale of research materials. All research material sales prior to 2002 were to one customer and sales to this one customer peaked at $129,000 in 2001. If we are to rely exclusively on revenues from the sale of our research products to fund our operations, we will need to significantly increase both the number of customers and the size of such sales. We lack high-volume manufacturing, sales and marketing experience and, as a result, we may experience significant difficulties in funding our operations through the manufactured sale of research products.

Critical Accounting Policies and Estimates

      Accounting principles generally accepted in the United States of America require our management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements, as well as the amounts of revenues and expenses during periods covered by our financial statements. The actual amounts of these items could differ materially from those estimates.

      For example, previously under EITF 94-3, Accounting for Costs Associated with Exit or Disposal Activities, if an entity remains responsible, without realizing ongoing economic benefit, for continued rental payments for premises being vacated, an estimate of the loss over the remaining life of the primary lease must be made. Sublease rental income is an allowable offset against the total accrued cost of the rental payments that the entity continues to be liable for related to the vacated space.

      Consequently, we recognized, for the year ended December 31, 2002, a liability of approximately $929,000 and a loss on facility sublease of $721,000, net of deferred rent write off in estimating the loss of economic benefit from vacating approximately 22,000 square feet of laboratory and administrative space at our prior facility.

      On June 30, 2003, we entered into a Settlement Agreement with Nexus Canyon Park, our prior landlord. Under this Settlement Agreement, Nexus Canyon Park agreed to permit premature termination of our prior lease and excuse us from future performance of lease obligations in exchange for 90,000 shares of our unregistered common stock with a fair value of $35,000 and Nexus’ retention of our $1.0 million lease security deposit. The Settlement Agreement resulted in an additional loss on facility sublease and lease termination of $174,000, net of deferred rent of $202,000. FASB 146 Accounting for Costs Associated with Exit or Disposal Activities has replaced EITF 94-3 but similar charges may occur if we have to cancel our current lease or enter into other restructuring transactions.

      We also determine our employee stock option compensation costs as the difference between the estimated fair value of our common stock and the exercise price of options on their date of grant. Prior to our initial public offering, our common stock was not actively traded. The fair value of our common stock for purposes of determining compensation expense for this period was determined based on our review of the primary business factors underlying the value of our common stock on the date such option grants were made, viewed in light of the expected initial public offering price per share prior to the initial public offering of our common stock. The actual initial public offering price was significantly lower than the expected price used in determining compensation expense. Also, on an ongoing basis the estimate of expense for stock options and warrants is dependant on factors such as expected life and volatility of our stock. To the extent actual expense is different than that estimated, the actual expense that would have been recorded may be substantially different.

Related Party Transactions

      In April 2001, we entered into a collaboration agreement with Medarex to produce fully human monoclonal antibodies to certain antigen targets identified by us. In conjunction with the collaboration agreement, Medarex purchased 800,000 shares of our Series D preferred stock at $5.00 per share.

      On December 9, 2002, we entered into an Assignment and License Agreement wherein we sold certain intellectual property to Medarex, acquired certain intellectual property from Medarex and acquired the rights to certain additional intellectual property from Medarex. Pursuant to this agreement, we issued to Medarex 2.0 million unregistered shares of common stock and warrants to purchase 800,000 shares of our unregistered common stock.

      The 2.0 million shares of unregistered common stock were issued as follows: On December 26, 2002, we issued 1.0 million shares; on January 8, 2003 we issued 500,000 shares; and on February 9, 2003 we issued the final 500,000 shares. On December 9, 2002, the fair market value of the 2.0 million unregistered shares of common stock was $400,000. As of December 31, 2002, we recorded $200,000 of additional paid in capital and a Long Term Liability for $200,000 for the 1.0 million unregistered shares to be issued in fiscal 2003.

      In conjunction with the December 9, 2002 Agreement, we issued warrants to purchase unregistered common stock as follows: on December 26, 2002, we issued a warrant to purchase 400,000 shares at an exercise price of $0.216 per share: on January 8, 2003, we issued a warrant to purchase 200,000 shares at an exercise price of $0.177 per share: and on February 9, 2003 we issued the final warrant to purchase 200,000 shares at an exercise price of $0.102 per share. The warrants may be exercised at any time after six months following their issue date and prior to the tenth anniversary of the issue date.

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

      Also pursuant to this agreement, we received $3.0 million consisting of $1.0 million in cash and two payments of $1.0 million each payable in Medarex (MEDX) common stock. Medarex guaranteed the value of each payment of common stock at $1.0 million if sold within 30 days of issuance. Remaining Medarex common stock that had not been sold at December 31, 2002 was recorded as marketable securities and the $1.0 million issued in January 2003 was included as a receivable from Medarex at December 31, 2002. All such securities were sold by February 10, 2003.

      The net gain recognized on the above sale of intellectual property was $2.8 million made up of the receipt of $3.0 million of cash and stock from Medarex and forgiveness of the $400,000 payable to Medarex offset by the issuance of 2.0 million shares of unregistered common stock and warrants to purchase 800,000 shares of common stock valued at approximately $560,000.

      On June 20, 2003, under a First Amendment to Assignment and License Agreement with Medarex, which owns approximately 13.3% of our outstanding common stock, we released Medarex from future royalty obligations in exchange for a cash payment of $816,000. The purchase price of $816,000 was negotiated based on the expected discounted net present value (NPV) of a future 2% royalty obligation under that certain Assignment and License Agreement dated December 9, 2002. We received the cash payment on July 1, 2003.

      On November 13, 2003, we entered into an Amended and Restated Employment Agreement with our President, Chief Operating Officer, Chief Science Officer and Secretary, wherein we eliminated any potential award of severance compensation in exchange for a one-time payment of $281,571. We also eliminated any potential award of severance compensation, totaling $33,635, to our Vice President of Vaccine Research and Development and our Controller. Subsequently, the after-tax portions of those payments, totaling $210,000, were invested in the Secured Convertible Promissory Note and Warrant financing.

      It was also Management’s understanding that Washington State law considers accrued, but unpaid, wages (including possibly severance payments) a personal liability of our Directors. Management, by electing to take potential severance payments in cash in November 2003, eliminated this potential personal liability on the part of our Directors.

      In addition to the above sums, our Vice President of Vaccine Research and Development invested an additional $25,000 and another $100,000 was received from non-employee investors. These additional funds, including the after-tax severance funds, brought the total invested in this Secured Convertible Promissory Note and Warrants financing to $335,000.

      These notes have a 12 month term, accrue interest at an annual rate equal to the prime rate plus 2% and initially were secured by substantially all of our assets. On April 26, 2004, in signing a Consent To Loan and Amendment Of Security Agreement with Toucan, note holders of 70% of the principal amount of the notes, agreed to subordinate their notes and security interest in our assets to all the Company’s indebtedness and obligations to Toucan. One of the notes is convertible into the number of shares of our common stock equal to the principal and accrued interest amount divided by (i) in the event that we complete an offering of our common stock generating gross proceeds to us of at least $1 million, then the price per share paid by investors in that offering; or (ii) if we do not complete such an offering, then $0.18, which was the closing price of our common stock on the date of the financing.

      In connection with the Recapitalization Agreement with Toucan, note holders of 70% of the principal amount of the notes agreed to an amendment to their notes. The purpose of the amendment was to set the conversion price of the amended notes at $0.10 per share and change the maturity date to November 12, 2004 in the event the Company raises at least $15 million in a financing prior to that time or May 12, 2005 if the Company has not completed a $15 million financing by May 12, 2005.

      As part of this investment, the investors received warrants initially exercisable to acquire an aggregate of 3.7 million shares of our common stock, expiring November 2008 subject to certain antidilution adjustments, at an initial exercise price determined as follows: (i) in the event that we complete an offering of our common stock generating gross proceeds to us of at least $1 million, then the price per share paid by investors in that offering; or (ii) if we do not complete such an offering, then $0.18, which was the closing price of our common stock on the date of the financing. In connection with the Recapitalization Agreement with Toucan, certain members of management who hold warrants agreed to an amendment to their warrants. The amendment applies to all warrants held by management. The purpose of the amendment was to remove the economic anti-dilution provisions and set the warrant exercise price at the lesser of, (i) $0.10 per share, or (ii) a 35% discount to the average closing price during the twenty trading days prior to the first closing of the sale by the Company of convertible preferred stock as contemplated by the Recapitalization Agreement but not less than $0.04 per share.

      Proceeds from the offering were allocated between the Notes and Warrants on a relative fair value basis. The value allocated to the warrants on the date of the grant was approximately $221,000. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 3.36%, volatility of 194%, and an contractual life of 5-years. The value of the warrants was recorded as a deferred debt discount against the $335,000 proceeds of the Note. In addition, a beneficial conversion feature related to the Notes was determined to be approximately $221,000 but is capped at the remaining value originally allocated to the Notes of approximately $114,000. As a result, the total discount on the Notes equaled the face value of $335,000 which is being amortized over the twelve-month term of the Notes. One and one-half months amortization of deferred debt discount of approximately $42,000, along with interest accretion on the Note of approximately $2,000, was recorded at December 31, 2003 resulting in notes payable to related parties, net of discount, at December 31, 2003 of approximately $44,000.

      In an effort to continue to fund our operations, we entered into a Recapitalization Agreement on April 26, 2004 with Toucan. In connection with the Recapitalization Agreement we issued Toucan three 10% convertible promissory notes in the aggregate principal amount of $600,000. We also issued Toucan a warrant to purchase 36.0 million shares of our capital stock.

Initial Bridge Funding

      The initial bridge funding period commenced on February 2, 2004 when we issued Toucan an unsecured convertible promissory note, in the amount of $50,000. On March 1, 2004, we issued Toucan a secured convertible promissory note, in the amount of $50,000. On April 26, 2004, we issued Toucan a senior secured convertible promissory note and warrants, in the amount of $500,000.

      The Recapitalization Agreement stipulated that the February and March 2004 notes for $50,000 each were to be cancelled and reissued effective April 26, 2004 as two separate notes for $50,000 each and conforming to the conditions of the note signed for the April 26, 2004 bridge loan for $500,000. As a result, the notes issued in February and March 2004, respectively, (i) have a 12 month term, (ii) accrue interest at 10% per annum on a 365 day basis compounded annually from their respective original issuance dates, and are (iii) secured by a first priority senior security interest in all of the Company’s assets. The initial bridge funding period expires May 26, 2004, unless extended by Toucan.

      During the bridge period, Toucan and the Company have agreed to cooperate and use their best efforts to restart the Company’s development programs and to take the necessary actions to enable the Company to ultimately complete an equity financing. At its election, Toucan will lead all bridge period activities after consultation with the Company. The bridge period activities will include without limitation: (i) negotiation and execution of contract manufacturing arrangements for good manufacturing practice sourcing and handling of dendritic cells, (ii) analysis of the intellectual property of the Company, (iii) identification and pursuit of additional antigens to establish a product pipeline for the Company, through negotiation and execution of binding letters of intent or agreements for one or more licensing and/or merger and acquisition transactions, (iv) clarification and analysis of licensing terms and costs for license of IL-4, (v) preparation of an updated business plan, budgets, regulatory plan, manufacturing plans, and intellectual property analyses, (vi) preparation of an investor package and due diligence binders to facilitate review and due diligence by prospective equity investors, (vii) evaluation of potential structures for the anticipated equity financing, (viii) analysis and determination, satisfactory to Toucan, of what reverse stock splits should be taken by the Company (including terms, conditions and timing), and preparations for implementation of the transactions decided upon, including, without limitation, Toucan’s consent and regulatory filings, and (ix) assembly of a financing syndicate for the anticipated equity financing, and determination of the amounts and timing of such financing.

Additional Bridge Funding

      Toucan, in its sole discretion, may provide up to an additional $500,000 of bridge funding, in one or more tranches, during the 60 day period following May 26, 2004. Any additional bridge funding during this 60 day period would be provided on the same terms and conditions as the initial bridge funding. Following the expiration of the 60 day period, or 90 days from April 26, 2004, Toucan in its sole discretion, may loan additional funds to the Company on terms mutually acceptable to the Company and Toucan.

      During the bridge period and so long as any bridge funding remains outstanding, the Company is required to comply with certain covenants relating to financial matters, handling of intellectual property, issuance of any equity or debt securities, handling of Tangential Flow Filtration devices, confidentiality and exclusivity and other material matters. Specifically, during the bridge period and the equity financing period the Company is required to: (i) coordinate with Toucan on the preparation and filing of its reports under the Securities Exchange Act of 1934, and (ii) refrain from hiring any new people in any capacity except in accordance with the Company’s budget that has been approved by the Company’s board of directors and Toucan, (iii) refrain from entering into or revising any severance or similar agreements without the prior written approval of Toucan, (iv) refrain from acquiring or leasing any asset or facility outside the ordinary course of business in an amount in excess of $10,000, in the aggregate, except in accordance with the Company’s budget that has been approved by the Company’s board of directors and Toucan.

      The bridge period is scheduled to last 90 days but can be terminated sooner by Toucan upon the occurrence of one of the following events: (i) in the event that Toucan makes a written election to cease providing bridge funding, the bridge period will end upon the later of expiration of the portion of the bridge period covered by the funding already provided by Toucan, as specified in the note evidencing such funding or ten business days after Toucan’s written election, (ii) in the event Toucan does not make a written election to cease providing bridge funding, but Toucan fails to offer or provide additional bridge funding, on terms and conditions set forth in the Recapitalization Agreement, during the ten business days after the completion of the funded bridge period and the Company needs additional funding at the time to avoid termination of its operations, the Company has used and spent the bridge funding provided by Toucan in accordance with the provisions of the Recapitalization Agreement and the applicable note, and on or after completion of the bridge funding period the Company has made a written request to Toucan for additional bridge funding. In the event that this does occur, the bridge period will end on the later of twenty business days after completion of the funded bridge period, or ten business days after the Company’s written request for additional bridge funding.

      The bridge period may be extended beyond the 90 day period referenced above by mutual agreement of the parties, or by Toucan if Toucan determines in its sole discretion that further time is needed to complete the bridge period activities.

Conversion of Bridge Notes

          Automatic Conversion

      The principal amount of the bridge notes as well as any accrued and unpaid interest will automatically convert into convertible preferred stock in the event investors, other than Toucan, have purchased a minimum of $15.0 million of convertible preferred stock. The conversion price for any automatic conversion will be the lowest nominal or effective price per share paid by the other investors who purchase such convertible preferred stock (excluding shares issuable upon exercise of the bridge warrants).

          Discretionary Conversion

      Until, and/or in the absence of a purchases for cash of a minimum of $15 million of convertible preferred stock, by investors other than Toucan, Toucan may, in its sole discretion, elect to convert any or all of the principal and/or interest due under the notes into any equity security and/or debt security and/or any combination thereof of the Company. Toucan may make such determinations from time to time and at any time before the notes have been discharged in full, and, as applicable, at any time on or before the expiration of the thirty (30) day notice period required under the notes in the event the Company wishes to prepay the notes.

      The conversion price for any discretionary conversion will be the lowest of, (i) with certain exceptions, the lowest nominal or effective price per share paid by any investor at any time on or after the date one year prior to April 26, 2004, (ii) with certain exceptions, the lowest nominal or effective price at which any investor has the right to acquire shares pursuant to any other security, instrument, or promise, undertaking, commitment, agreement or letter of intent of the Company outstanding on or after April 26, 2004 or granted, issued, extended or otherwise made available by the Company at any time on or after the date one year prior to April 26, 2004 and (iii) the lesser of $0.10 per share or 35% discount to the average closing price per share of the common stock during any twenty consecutive trading days (beginning with the twenty consecutive trading days prior to April 26, 2004) but not less than $0.04 per share under this clause (iii).

      As of May 12, 2004, the bridge notes, including principal and accrued interest, are convertible at $0.04 per share for a total of 15,113,000 million shares (or 44.3%) of common stock.

Bridge Warrants

      As part of the bridge funding Toucan received warrants with coverage equal to three hundred percent (300%) of the principal amount due under the bridge notes. As a result, the Company has issued $1.8 million dollars in coverage on $600,000 of the initial bridge funding and, if Toucan elects, to provide $500,000 of additional bridge funding, the Company will issue $1.5 million in warrant coverage on that $500,000 in additional bridge funding. The number of shares subject to bridge warrants to be issued, but not the exercise price, will be determined on the same basis for all bridge funding and shall be on the basis of $0.05 per share (subject to adjustment for stock splits, stock dividends and the like). The number of shares for which Toucan will be able to exercise the bridge warrants from the initial bridge funding is 36 million shares. If Toucan provides additional bridge funding it will receive the same warrant coverage on any loans up to $1.1 million in the aggregate. As a result Toucan could potentially receive warrants for up to an additional 30 million shares.

      The bridge warrants are exercisable upon the earliest of (i) the time at which the Company has raised at least $2 million for the issuance of any class or series of equity security, debt security and/or combinations thereof (including without limitation, any conversion of any notes and/or other convertible or exercisable securities and/or instruments other than the bridge warrants), (ii) the time at which the Company breaches any provision of the Recapitalization Agreement or any related recapitalization document, (iii) the time at which the Company decides to accept an unsolicited proposal, or (iv) sixty-one (61) days after notice from Toucan that it intends to exercise. The warrants are exercisable for up to seven (7) years after their respective issuance dates. The exercise price of the bridge warrants is $0.01 per share (subject to adjustment for stock dividends, stock splits, certain dilutive issuances and similar transactions, as more fully provided in the bridge warrants). In the event the issuance of the Company’s convertible preferred stock is approved and authorized, and investors other than Toucan have closed on the purchase in cash of a minimum of $15 million of such convertible preferred stock, then the bridge warrant will be exercisable for such convertible preferred stock. In the event that the convertible preferred stock is not approved or authorized, or if investors other than Toucan have not closed on the purchase of at least $15 million of the Company’s convertible preferred stock, then the bridge warrants will be exercisable for any equity security and/or debt security and/or any combination thereof in each case that Toucan shall designate in its sole discretion.

Anticipated Equity Financing

      The proposed equity financing would consist of the issuance and sale of up to $40 million of convertible preferred stock (including any shares issuable upon conversion of bridge funding, but not including any shares issuable upon exercise of warrants, options, and similar instruments or obligations), in one or more closings over a period of 12 months from the first closing of the sale of convertible preferred stock. If issued, the convertible preferred stock will be issued at a price per share equal to the lesser of $0.10 (as adjusted for stock splits, stock dividends and the like) or a 35% discount to the average closing price of the Company’s common stock during the twenty trading days prior to the first closing of the proposed equity financing, but not less than $0.04 per share. The proposed equity financing is contingent upon the Company complying with covenants in the Recapitalization Agreement and locating investors who are willing to invest in the Company on the terms proposed.

      As part of the Recapitalization Agreement, we have already agreed to the principal terms of the equity financing with Toucan. If and when the Company has raised at least $2 million through the issuance of any class or series of equity security, debt security and/or combinations thereof (including any conversion of any notes and/or other convertible or exercisable securities and/or instruments other than the bridge warrants), a new board of directors of the Company will be constituted. In the event a sale can not be achieved as a public company, we would consider deregistering the Company’s common stock under the Securities Exchange Act of 1934 and conducting the proposed equity offering on the same terms but as a private company.

      The Company has also agreed to issue $8 million in warrant coverage on the first $8 million of convertible preferred stock purchased for cash. The preferred stock warrants will be exercisable for additional shares of convertible preferred stock. Preferred stock warrants shall not be issued upon conversion of notes, exercise of warrants, or other conversion or exercise. The number of shares issuable upon exercise of warrants to be so issued will be determined on the basis of $0.10 per share (subject to adjustment for stock splits, stock dividends and the like), and the aggregate number of shares for which the holders of preferred stock warrants will be able to exercise such warrants will be 80.0 million shares.

      The exercise price of the preferred stock warrants will be the lesser of $0.10 per share (subject to adjustment for stock splits, stock dividends and the like) or a 35% discount to the average closing price of our common stock during the twenty trading days prior to the first closing of the sale of convertible preferred stock; provided, however that in no event will the exercise price be less than $0.04 per share (subject to adjustment for stock splits, stock dividends and the like). The exercise period will commence upon issuance of the Preferred Stock Warrants, and shall continue for a period of seven years after their respective issuance dates.

      The Company’s obligations to enter into the proposed equity financing is subject to a fiduciary exception pursuant to which the Company may respond to or accept a proposal for an equity financing or merger, consolidation, business accommodation or sale of all or substantially all of the Company’s assets from another party or parties, but only as to the extent required by applicable law, only in regard to an alternative proposal that has not been directly or indirectly solicited by the Company or any of its officers, directors or employees or SOMA Partners LLC, or any advisors, agents or consultants and only if the board of directors of the Company provides written certification to Toucan that the alternative proposal was unsolicited. In the event that the Company exercises this fiduciary exception, it is required to notify Toucan. If the Company’s board of directors determines that acceptance of any unsolicited proposal is required in order to fulfill its fiduciary obligations, prior to accepting such unsolicited proposal, the Company is required to notify Toucan of its intent to accept such a proposal. Toucan will then have twenty-one (21) days from the date it receives notice from the Company to present a revised proposal of its own to the Company (although Toucan is under no obligation to do so) which the Company’s board of directors is required to consider in good faith. In the event that, following the consideration of any revised proposal from Toucan or, in the absence of any such revised proposal, following the expiration of twenty-one (21) days, if the Company’s board of directors determines that acceptance of the unsolicited proposal is required in order to fulfill its fiduciary obligations, the Company will be under no obligation to proceed with the anticipated equity financing.

Standstill; Termination of Obligation to Effect Anticipated Equity Financing

      During the bridge period and the equity financing period (but excluding the periods from February 18, 2004 through February 29, 2004 and March 16, 2004 through April 26, 2004, collectively, we have agreed to refrain from working with, or entering into discussions with any other party, other than Toucan, for a potential equity financing, debt financing, joint venture, license, co-development or other business arrangement, or merger, consolidation, business combination or sale of all or substantially all of our assets.

      The Company’s obligation to effect the proposed equity financing will terminate in the event that the Company has not raised at least $2 million through the issuance of any class or series of equity security, debt security and/or combinations thereof (including, without limitation, any conversion of any notes and/or other convertible or exercisable securities and/or instruments of any kind) within 180 days of April 26, 2004. In the event that the Company’s obligation to effect the proposed equity financing is terminated, the standstill period described above will immediately end and the Company will be free to solicit investments from parties other than the Toucan.

Results of Operations

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2003

      In late 2002, we initiated actions to conserve cash and restructured our operations. Our staffing was reduced by sixty-three positions and, as of December 31, 2003, our remaining staff consisted of seven full-time employees, three in administration and four in research. As a result, expenses decreased from those incurred in 2002 as discussed below.

      Total Revenues. Revenues increased from $9,000 for the year ended December 31, 2002 to $529,000 for the year ended December 31, 2003. The research material sales component of revenue increased from $9,000 for the year ended December 31, 2002 to $24,000 for the year ended December 31, 2003. The license fees component of revenue increased from $0 for the year ended December 31, 2002 to $25,000 for the year ended December 31, 2003. Research grant income is the remaining revenue component which increased from $0 for the year ended December 31, 2002 to $480,000 for the year ended December 31, 2003. This increase in grant revenue was attributable to the receipt of research grant awards in the first and second quarters of 2003.

      Cost of Research Material Sales. Cost of research material sales increased from $7,000 for the year ended December 31, 2002 to $79,000 for the year ended December 31, 2003. This increase was due to increased direct labor costs attributed to our entry into the sale of research reagents. We are unable to project when, if ever, our sales of research materials will attain profitability.

      Research and Development Expense. Research and development expense decreased 73.3% from $6.0 million for the year ended December 31, 2002 to $1.6 million for the year ended December 31, 2003. This decrease was primarily due to the November 2002 suspension of all clinical trial activity for our DCVax product candidates and the withdrawal of our Investigational New Drug Application (IND) for DCVax-Prostate, and for DCVax-Lung.

      General and Administrative Expense. General and administrative expense decreased 45.3% from $7.5 million for the year ended December 31, 2002 to $4.1 million for the year ended December 31, 2003. This decrease was primarily due to the October 9, 2002 directive from our Board of Directors to initiate immediate actions to conserve cash and the resulting staff reductions.

      Depreciation and Amortization. Depreciation and amortization decreased 65.1% from $593,000 for the year ended December 31, 2002 to $207,000 for the year ended December 31, 2003. This decrease was primarily due to the disposal or impairment of $1.0 million of equipment and leasehold improvements in the fourth quarter 2002 and approximately $904,000, net of equipment and leasehold improvements write-offs, for the year ended December 31, 2003.

      Loss on Facility Sublease and Lease Cancellation. Lease cancellation costs decreased 75.9% from $721,000 for the year ended December 31, 2002 to $174,000 for the year ended December 31, 2003 and are associated with the June 30, 2003 termination of our primary lease at our former facility and release from future lease obligations thereunder.

      Asset Impairment Loss. Asset disposal costs decreased 10.0% from $1.0 million for the year ended December 31, 2002 to $904,000 for the year ended December 31, 2003. This decrease was primarily related to the write-off of leasehold improvements and equipment associated with the June 30, 2003 termination of our primary lease at our previous 38,000 square foot facility and our resulting move to another facility of approximately 14,000 square feet whereby such assets will not be utilized.

      Total Other Income (Expense), Net. Other income (expense), net, consists primarily of gain on sale of intellectual property discussed below. In addition, interest expense increased 92.1% from $38,000 for the year ended December 31, 2002 to $73,000 for the year ended December 31, 2003. This increase was due primarily to recognizing approximately $42,000 of interest expense relative to the debt discount associated with the November 13, 2003 Secured Convertible Promissory Note and Warrants debt financing. Interest income decreased 85.3% from $157,000 for the year ended December 31, 2002 compared to $23,000 for the year ended December 31, 2003. This decrease was primarily due to the decline in market interest rates and having lower average cash balances during the year ended December 31, 2003.

      Gain on Sale of Intellectual Property. The December 31, 2002 gain of $2.8 million was recognized on the sale of intellectual property which relates to the December 2002 Assignment and Licensing agreement with Medarex in which we received $3.0 million in working capital and $400,000 of accrued liabilities to Medarex were forgiven offset by the issuance of 2.0 million shares of unregistered common stock and warrants to purchase 800,000 shares of common stock. The stock and warrants were valued at a combined total of approximately $560,000. The $816,000 gain was realized on the sale of royalty rights for the year ended December 31, 2003 and was negotiated based on the expected discounted net present value (NPV) of the future 2% royalty obligation under that certain Assignment and License Agreement dated December 9, 2002 with Medarex and was received in cash on July 1, 2003.

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

      Research and Development Expense. Research and development expense increased 22.4% from $4.9 million for the year ended December 31, 2001 to $6.0 million for the year ended December 31, 2002. This increase was primarily due to increased costs associated with continued patient enrollment in our initial clinical trials, clinical trial monitoring, manufacture of DCVax-Prostate for clinical trial use, research and development costs associated with improving DCVax production techniques and research and development expenditures relating to our HuRx platform. The majority of the R&D cost increase occurred prior to restructuring our operations to conserve cash and prior to suspension of all clinical trial activity in November 2002.

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

      Asset Impairment Loss. The asset impairment loss of $1.0 million represents impairment of leasehold improvements related to vacated space at our 21720 23rd Drive S.E., Bothell Washington facility for which sublease payments will not recover the value of the improvements and impairment of certain equipment to be sold.

      Total Other Income (Expense), Net. Other income (expense), net, consists primarily of gain on sale of intellectual property discussed below. In addition, interest expense decreased 96% from $1.0 million for the year ended December 31, 2001 to $38,000 for the year ended December 31, 2002. The decrease in interest expense was primarily due to the 2001 period including amortization related to debt discount and the fact that we had no outstanding debt through November 2002. Interest income decreased 19% from $193,000 for the year ended December 31, 2001 compared to $157,000 for the year ended December 31, 2002.

      Gain on Sale of Intellectual Property. The gain realized on the sale of intellectual property of $2.8 million for the year ended December 31, 2002 relates to the December 2002 Assignment and Licensing agreement with Medarex in which we received $3.0 million in working capital and $400,000 of accrued liabilities to Medarex were forgiven offset by the issuance of 2.0 million shares of unregistered common stock and warrants to purchase 800,000 shares of common stock. The stock and warrants are valued at a combined total of approximately $560,000.

Liquidity and Capital Resources

General Discussion

      Previously, on January 7, 2000, we qualified for the State of Washington’s (Chapter 82.63 Revised Code of Washington) use tax deferral program for businesses engaged in high technology and research and development activities. Under the deferral program, a business may defer paying sales and use tax upon investments in qualified buildings, qualified machinery and equipment, or pilot scale manufacturing. No repayment of the taxes deferred under this program is required if the business uses the investment project for qualified research and development during the calendar year the investment project is certified by the State of Washington’s Department of Revenue as operationally complete, and for an additional seven calendar years.

      Beginning on October 9, 2002, we initiated a series of substantial steps to conserve cash, including: (i) the suspension of all clinical trial activities; (ii) the sale of certain fixed assets; (iii) the relocation and consolidation of our facilities; (iv) a significant reduction in force (including the termination of our Chief Financial Officer and Chief Medical Officer and the conversion of our Chief Executive Officer to unpaid advisor status); and (v) the sale of significant portions of our intellectual property portfolio.

      On June 30, 2003, future lease obligations of approximately $9.1 million were eliminated through the termination of our prior lease when moving to a smaller facility. However, through abandoning the tenant improvements at the prior facility, on which use tax payments to the State of Washington had been qualified for tax deferral, including the disposal and impairment of previously qualified tax deferred equipment, we received a tax assessment of $491,802 on October 21, 2003 for 87.5% of the gross tax deferred on such qualified investments. The tax assessment payment was initially due on November 20, 2003. This contingent assessment is being carried as an estimated liability on the balance sheet as of December 31, 2003 and is included in general and administrative expense.

      We appealed this assessment and were granted an extension until January 21, 2004 in which to file an appeal. Our February 4, 2004 documentation to the State, citing the legal authority under which our request for a reduction was based, resulted in a meeting with the State on February 26, 2004. In response to this February 26, 2004 meeting, we have submitted, during the week of May 3, 2004, a proposal we feel fairly represents the exempt amounts that should be excluded from the State’s sales and/or use tax which, if accepted, could result in a liability of approximately $164,000. In addition, in February 2004, a refund request of approximately $175,000 related to certain other state taxes was submitted to the State. The finalization of our appeal process is expected to take several more months. We cannot currently determine any amount that may be deducted from the assessed liability or that will be recovered, if any, from our refund request.

      As of April 26, 2004, including the $600,000 borrowed from Toucan, we had approximately $561,000 in cash and cash equivalents. We believe, based on recurring operating and associated financing costs, our cash will be sufficient to fund our operations through May 26, 2004. After that date we will have to seek additional funds from Toucan which Toucan is not obligated to provide to us. Under the terms of the Recapitalization Agreement, if Toucan elects not to provide additional funding to us, we are prohibited from seeking funds from any party other than Toucan for up to ten business days after May 26, 2004.

      Any additional financing with Toucan and any other third party is likely to be dilutive to stockholders, and debt financing, if available, may include additional restrictive covenants.

      Unless we receive significant additional funding in the future, continuing our operations will require us to use assets that otherwise would be required to liquidate the Company and pay our obligations. For this reason, if we are unable to obtain additional capital, we may choose to cease operations at anytime to meet our obligations and to maximize the value, if any, to be paid to our stockholders following a potential liquidation.

      Our independent auditors have indicated in their report on our financial statements included with this annual report on Form 10-K, that there is substantial doubt about our ability to continue as a going concern. We need to raise significant additional funding to continue our operations, conduct research and development activities, pre-clinical studies and clinical trials necessary to bring our product candidates to market. However, additional funding may not be available on terms acceptable to us or at all. The alternative of issuing additional equity or convertible debt securities also may not be available and, in any event, would result in additional dilution to our stockholders.

Asset Sales and Sources of Cash

      On December 9, 2002, we entered into a Assignment and License Agreement wherein we sold certain intellectual property to Medarex, acquired certain intellectual property from Medarex and acquired the rights to certain additional intellectual property from Medarex. These targets were previously co-owned by the companies. The agreement also provides Medarex with the assignment of certain patents related to the acquired targets for the development and commercialization of antibody-based products including fully human PSMA (Prostate Specific Membrane Antigen) antibodies for the potential treatment of cancer. Medarex submitted an IND to the FDA in January 2003 to initiate a Phase I clinical trial to evaluate the fully human PSMA antibody co-developed by Medarex and ourselves as a possible treatment for hormone refractory prostate cancer. In addition, this agreement allowed for us to reacquire all development and commercialization rights we previously granted Medarex to five potential additional cancer-related disease targets. Pursuant to this agreement, we issued to Medarex 2.0 million unregistered shares of common stock and warrants to purchase 800,000 shares of our unregistered common stock.

      Also pursuant to this agreement, we received $3.0 million consisting of $1.0 million in cash and two payments of $1.0 million each payable in Medarex (MEDX) common stock. Medarex guaranteed the value of each payment of common stock at $1.0 million if sold within 30 days of issuance. Remaining Medarex common stock that had not been sold at December 31, 2002 was recorded as marketable securities and the

$1.0 million issued in January 2003 was included as a receivable from Medarex at December 31, 2002. All such securities were sold by February 10, 2003.

      The net gain recognized on the above sale of intellectual property was $2.8 million made up of the receipt of $3.0 million of cash and stock from Medarex and forgiveness of the $400,000 payable to Medarex offset by the issuance of 2.0 million shares of unregistered common stock and warrants to purchase 800,000 shares of common stock valued at approximately $560,000.

      On June 20, 2003, under a First Amendment to Assignment and License Agreement with Medarex, which owns approximately 13.3% of our outstanding common stock, we released Medarex from future royalty obligations in exchange for a cash payment of $816,000. The purchase price of $816,000 was negotiated based on the expected discounted net present value (NPV) of a future 2% royalty obligation under that certain Assignment and License Agreement dated December 9, 2002. We received the cash payment on July 1, 2003.

      On April 8, 2003, we were awarded a National Institutes of Health (NIH) cancer research grant. The total first year grant award was for $318,137 and has been earned under the grant and was recognized in revenue through the year ended December 31, 2003. The total award for fiscal 2004 is $327,681, comprised of approximately $197,398 authorized for direct grant research expenditures and approximately $130,283 authorized for use to cover our facilities and administrative overhead costs. Grant revenues of $480,000 have been recognized through December 31, 2003.

      We were also awarded, as a subcontractor to the University of Washington’s award from NIH, a one-year cancer research subcontract on February 26, 2003. The total award for fiscal 2003 was $146,563 and has been earned and is recognized in revenue through the year ended December 31, 2003.

      On April 21, 2003, because we had received frequent requests from researchers for access to our cancer-associated monoclonal antibodies, human dendritic cells, and dendritic cell precursors (monocytes), we announced our entry into the Research Reagents Market. We earned approximately $24,000 in revenue for the year ended December 31, 2003 from the manufacture and sale of research materials. However, we have limited manufacturing facilities and expertise to produce our research products and the commercial success of any of our research products will depend upon the strength of our sales and marketing efforts. We are unable to project when, if ever, its sales of research materials will attain profitability.

      Our effort to license certain rights, title, and interest to technology relating to specific cell lines resulted in the July 1, 2003 License Agreement with DakoCytomation with the payment of a one-time $25,000 license fee and future non-refundable minimum annual royalty payments of $10,000 credited against any royalty payments made to NWBT. The $25,000 one-time license fee was received on August 25, 2003.

      Net cash was increased by $125,000 in completing the November 13, 2003 Secured Convertible Promissory Notes and Warrants offering. The elimination of certain severance liabilities through their payout and subsequent reinvestment of after-tax proceeds of $210,000, while resulting in a reclassifying of underlying liability categories, did not result in a new injection of cash operating funds.

      On November 13, 2003, we entered into an Amended and Restated Employment Agreement with our President, Chief Operating Officer, Chief Science Officer and Secretary, wherein we eliminated any potential award of severance compensation in exchange for a one-time payment of $281,571. We also eliminated any potential award of severance compensation, totaling $33,635, to our Vice President of Vaccine Research and Development and our Controller. Subsequently, the after-tax portions of those payments, totaling $210,000, were invested in the Secured Convertible Promissory Note and Warrant financing.

      It was also Management’s understanding that Washington State law considers accrued, but unpaid, wages (including possibly severance payments) a personal liability of our Directors. Management, by electing to take potential severance payments in cash in November 2003, eliminated this potential personal liability on the part of our Directors.

      In addition to the above sums, our Vice President of Vaccine Research and Development invested an additional $25,000 and another $100,000 was received from non-employee investors. These additional funds, including the after-tax severance funds, brought the total invested in this Secured Convertible Promissory Note and Warrants financing to $335,000.

      These notes have a 12 month term, accrue interest at an annual rate equal to the prime rate plus 2% and initially were secured by substantially all of our assets. On April 26, 2004, in signing a Consent To Loan and Amendment Of Security Agreement with Toucan, note holders of 70% of the principal amount of the notes, agreed to subordinate their notes and security interest in our assets to all the Company’s indebtedness and obligations to Toucan. One of the notes is convertible into the number of shares of our common stock equal to the principal and accrued interest amount divided by (i) in the event that we complete an offering of our common stock generating gross proceeds to us of at least $1 million, then the price per share paid by investors in that offering; or (ii) if we do not complete such an offering, then $0.18, which was the closing price of our common stock on the date of the financing.

      In connection with the Recapitalization Agreement with Toucan, note holders of 70% of the principal amount of the notes agreed to an amendment to their notes. The purpose of the amendment was to set the conversion price of the amended notes at $0.10 per share and change the maturity date to November 12, 2004 in the event the Company raises at least $15 million in a financing prior to that time or May 12, 2005 if the Company has not completed a $15 million financing by that date.

      As part of this investment, the investors received warrants initially exercisable to acquire an aggregate of 3.7 million shares of our common stock, expiring November 2008 subject to certain antidilution adjustments, at an initial exercise price determined as follows: (i) in the event that we complete an offering of our common stock generating gross proceeds to us of at least $1 million, then the price per share paid by investors in that offering; or (ii) if we do not complete such an offering, then $0.18, which was the closing price of our common stock on the date of the financing.

      In connection with the Recapitalization Agreement with Toucan, certain members of management who hold warrants agreed to an amendment to their warrants. The amendment applies to all warrants held by management. The purpose of the amendment was to remove the economic anti-dilution provisions and set the warrant exercise price at the lesser of, (i) $0.10 per share, or (ii) a 35% discount to the average closing price during the twenty trading days prior to the first closing of the sale by the Company of convertible preferred stock as contemplated by the Recapitalization Agreement provided but not less than $0.04 per share.

      Proceeds from the offering were allocated between the Notes and Warrants on a relative fair value basis. The value allocated to the warrants on the date of the grant was approximately $221,000. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 3.36%, volatility of 194%, and an contractual life of 5-years. The value of the warrants was recorded as a deferred debt discount against the $335,000 proceeds of the Note. In addition, a beneficial conversion feature related to the Notes was determined to be approximately $221,000 but is capped at the remaining value originally allocated to the Notes of approximately $114,000. As a result, the total discount on the Notes equaled the face value of $335,000 which is being amortized over the twelve-month term of the Notes. One and one-half months amortization, of deferred debt discount of approximately $42,000, along with interest accretion on the Note of approximately $2,000 was recorded at December 31, 2003 resulting in notes payable to related parties, net of discount, at December 31, 2003 of approximately $44,000.

      In an effort to continue to fund our operations, we entered into a Recapitalization Agreement on April 26, 2004 with Toucan. In connection with this agreement we issued Toucan three 10% convertible promissory notes in the aggregate principal amount of $600,000. We also issued Toucan a warrant to purchase 36.0 million shares of our capital stock.

Initial Bridge Funding

      The initial bridge funding period commenced on February 2, 2004 when we issued Toucan an unsecured convertible promissory note, in the amount of $50,000. On March 1, 2004, we issued Toucan a secured convertible promissory note, in the amount of $50,000. On April 26, 2004, we issued Toucan a senior secured convertible promissory note and warrants, in the amount of $500,000.

      The Recapitalization Agreement stipulated that the February and March 2004 notes for $50,000 each were to be cancelled and reissued effective April 26, 2004 as two separate notes for $50,000 each and conforming to the conditions of the note signed for the April 26, 2004 bridge loan for $500,000. As a result, the notes issued in February and March 2004, respectively, (i) have a 12 month term, (ii) accrue interest at 10% per annum on a 365 day basis compounded annually from their respective original issuance dates, and are (iii) secured by a first priority senior security interest in all of the Company’s assets. The initial bridge funding period expires May 26, 2004, unless extended by Toucan.

Additional Bridge Funding

      Toucan, in its sole discretion, may provide up to an additional $500,000 of bridge funding, in one or more tranches, during the 60 day period following May 26, 2004. Any additional bridge funding during this 60 day period would be provided on the same terms and conditions as the initial bridge funding. Following the expiration of the 60 day period, or 90 days from April 26, 2004, Toucan in its sole discretion, may loan additional funds to the Company on terms mutually acceptable to the Company and Toucan.

Uses of Cash

      We used $4.7 million in cash for the operating activities during the year ended December 31, 2003, compared to $13.1 million for the year ended December 31, 2002. The decrease in cash used in operating activities from 2002 to 2003 was primarily the result of the October 9, 2002, initiation of substantial steps to conserve cash, including: (i) the suspension of all clinical trial activities; (ii) the sale of certain fixed assets; (iii) the relocation and consolidation of our facilities; (iv) a significant reduction in force (including the termination of our Chief Executive Officer, Chief Financial Officer, and Chief Medical Officer; and (v) the sale of significant portions of our intellectual property portfolio.

      We generated $2.5 million in cash from investing activities during the year ended December 31, 2003 compared to $536,000 provided by investing activities during the year ended December 31, 2002. The cash provided during the year ended December 31, 2003 consisted primarily of $1.8 million received from Medarex and the sale of Medarex common stock held as marketable securities on December 31, 2002 arising from the December 9, 2002 Assignment and License Agreement and the June 20, 2003, amendment to this agreement wherein Medarex purchased the expected discounted net present value (NPV) of the future 2% royalty obligation for $816,000.

Overview of Contractual Obligations

      On June 18, 2003, we signed a Industrial Lease — Multiple Tenant agreement with Benaroya Capital Company, LLC (the “Lessor”) for 14,022 square feet of space at a building located at 22322 20th S.E. in Bothell, Washington. This lease is for a term of 39 months commencing July 1, 2003 and terminating September 30, 2006 for base rent in the amounts scheduled below:

Tabular Disclosure of Contractual Obligations

		Payments due by period

		Less than			More than
Contractual Obligation	Total	1-year	1-3 Years	3-5 Years	5-years

	(In thousands)
Capital Lease Obligations	$108	$52	$53	$3	—
Operating Lease Obligations	733	263	470	—	—

Total	$841	$315	$523	$3	—

      We have also entered into other collaborative arrangements under which we may be obligated to pay royalties or milestone payments if product development is successful. We do not anticipate that the aggregate amount of any royalty or milestone obligations under these arrangements will be material.

Recent Accounting Pronouncements

      In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is applicable for fiscal years beginning after June 15, 2002. SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. Statement No. 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. The provisions of SFAS No. 143 did not have a material impact on our financial position or operating results.

      In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities. Statement No. 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between Statement No. 146 and Issue No. 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. Statement No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. In contrast, under Issue No. 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. Statement No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002 and will impact the Company prospectively. We adopted SFAS 146 on January 1, 2003.

      In November 2002, the Financial Accounting Standards Board Emerging Issues Task Force issued its consensus concerning Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be measured and allocated to the identified accounting units. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on our financial statements.

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

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

Item 9A.	Controls and Procedures

      (a) Evaluation of disclosure controls, procedures, and internal controls

      Our President (Principal Executive Officer) and our Controller (Principal Financial and Accounting Officer), after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting, as of the date of this annual report, have concluded that, as of December 31, 2003 our disclosure controls and procedures were adequate to ensure that material information relating to the registrant would be made known to them by others within those entities. In addition, our President and our Controller have determined that our internal control over financial reporting is sufficient to provide reasonable assurance that; (i) our records accurately and fairly reflect our transaction and our disposition of our assets; (ii) allow transactions to be recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures are only being made in accordance with authorizations of management and Company Directors; and (iii) we prevent or timely detect the unauthorized acquisition, use, or disposition of assets that could have a material effect on our financial statements.

      (b) Changes in internal controls.

      To our knowledge, there were no significant changes to our internal controls or in other factors that could significantly affect internal controls during the fourth quarter and year ended December 31, 2003.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Executive Officers

      The names of our senior executives and our officers as of March 31, 2004 and information about them is presented below.

Name	Age	Position

Alton L. Boynton, Ph.D	59	President, Chief Scientific Officer, Chief Operating Officer and Secretary
Marnix Bosch, Ph.D.	43	Vice President of Vaccine Research and Development
Larry L. Richards	59	Controller (Principal Financial and Accounting Officer)

      Alton L. Boynton, Ph.D.  Dr. Boynton co-founded our company, has served as Secretary since August 2001, has served as our Executive Vice President since July 2000, has served as our Chief Scientific Officer and a director since our inception in 1998, was appointed our Chief Operating Officer in August 2001, and appointed President in May 2003. Dr. Boynton has also served as Director of the Department of Molecular Medicine of Northwest Hospital from 1995-2003 where he coordinated the establishment of a program centered on carcinogenesis. Prior to moving to Seattle, Dr. Boynton was Associate Director of the Cancer Research Center of Hawaii, The University of Hawaii, where he also held the positions of Director of Molecular Oncology of the Cancer Research Center and Professor of Genetics and Molecular Biology. Dr. Boynton received his Ph.D. in Radiation Biology from the University of Iowa in 1972.

      Marnix L. Bosch, Ph.D.  Dr. Bosch joined our Company in 2000, and has served as our Vice President for Vaccine R&D since July 2001. Prior to joining us, Dr. Bosch was a member of the faculty of the Department of Pathobiology at the University of Washington, and he continues to serve that Department as an Affiliate Associate Professor. He worked at the National Institutes of Health (Bethesda, MD) and the

National Institutes of Health and Environmental Protection (Bilthoven, the Netherlands) prior to joining the University of Washington. He has authored more than 40 research publications in virology and immunology, and is an inventor on several patent applications on dendritic cell product manufacturing. Dr. Bosch obtained his Ph.D. in Medicine at the University of Leiden, the Netherlands in 1987 and earned an MBA from the University of Washington in 2003.

      Larry L. Richards.   Mr. Richards joined us in 1998 as our Controller. Prior to joining us, Mr. Richards was Controller for the Department of Molecular Medicine of Northwest Hospital from 1995-1998. Mr. Richards has held positions as Director of a for-profit 4-year proprietary Business College, a small business owner, and from 1968 through 1985, Mr. Richards held positions of managerial responsibility for Equitable Life Assurance Society of the United States, a subsidiary of AXA Financial, Inc. Mr. Richards earned a B.S. in Business Administration from Southern Colorado State College in Colorado and a MBA from Pepperdine University, Los Angeles, Ca.

Information on Audit Committee

      The Board of Directors created an Audit Committee on June 21, 2001. The committee does not have a formal meeting schedule, but is required to meet at least once each year. In 2003, the audit committee held six meetings. Current members of the Audit Committee are Randall L-W. Caudill, Ph.D., Wayne L. Pines and Haakon Ragde, M.D. The Audit Committee is responsible for recommending the Company’s independent auditors and reviewing the scope, costs and results of the audit engagement. To date we have not identified any of the members of the Audit Committee as an “audit committee financial expert” as defined by the Securities Exchange Commission because we are uncertain at this time whether or not we can continue as a going concern. We will not name an “audit committee financial expert” until we know for certain that we can continue as a going concern.

Code of Ethics

      The Company has not adopted a “code of ethics” as defined by the Securities and Exchange Commission. Because we are uncertain about the future prospects of the Company we will not adopt one and make it publicly available until we know for certain that we can continue as a going concern.

Item 11.	Executive Compensation

      The following table sets forth certain information concerning compensation paid or accrued to our Chairman of the Board of Directors, Chief Executive Officer, our President, and the three most highly compensated executive officers of the Company whose salary and bonus for the Company’s fiscal year ended December 31, 2003 were in excess of $100,000 and for services rendered to the Company in all capacities during each of the years in the three-year period ended December 31, 2003:

		Annual Compensation			Long-Term
	Fiscal				Compensation	All Other
Name and Principal Position	Year	Salary	Bonus		Option Grants	Compensation(1)

Daniel O. Wilds	2003	$159,231		$0	100,000	$314,799	(2)
Chairman of the Board of Directors	2002	$375,108		$0	0	$35,044
and Chief Executive Officer	2001	$299,000		$135,000	79,300	$10,259
Alton L. Boynton, Ph.D.	2003	$288,967	$		100,00	$294,909	(3)
President, Chief Operating	2002	$331,262		$0	0	$43,494
Officer, Chief Scientific Officer	2001	$265,000		$92,750	79,300	$14,464
and Secretary
Marnix L. Bosch, Ph.D.	2003	$159,710	$		130,000	$32,872	(4)
Vice President of Vaccine	2002	$158,208		$0	12,500	$13,035
Research and Development	2001	$137,927		$21,750	5,000	$9,296
Patricia A. Lodge, Ph.D.	2003	$132,703	$		130,000	$20,450	(5)
Vice President of Operations and	2002	$147,111		$0	15,000	$28,191
Process Development	2001	$130,000		$21,000	0	$8,849
Eric Holmes, Ph.D.	2003	$127,071		$0	50,000	$65,839	(6)
Former Vice President of Biomedical	2002	$188,540		$0	10,000	$29,010
Research and Development	2001	$178,000		$28,260	10,000	$11,731

(1)	All Other Compensation for each of the years in the three-year period ended December 31, 2003 consists of Company paid premiums on term life insurance coverage up to 1.5 times employee’s annual salary, earned but unpaid accrued vacation payments, matching contribution on 401(k) up to a maximum of $3,000, and employer paid medical benefits.

(2)	Includes $281,252 in severance and $29,028 of earned but unpaid vacation payments to Mr. Wilds upon the termination of his employment with the Company on May 31, 2003. Mr. Wilds resigned as the Company’s non-compensated Chief Executive Officer and as Chairman of the Company’s Board of Directors on February 18, 2004.

(3)	Includes $281,572 in severance payment to Dr. Boynton. The after tax portion of the severance of $183,000 was invested in the Company’s November 13, 2003 Secured Convertible Note and Warrants financing.

(4)	Includes $19,570 in severance payment to Dr. Bosch. The after tax portion of the severance of $16,000 was invested in the Company’s November 13, 2003 Secured Convertible Note and Warrants financing.

(5)	Includes $11,846 in severance payment to Dr. Lodge upon the termination of her employment in December 2002. Dr. Lodge was rehired on February 28, 2003. Dr. Lodge resigned on February 27, 2004.

(6)	Includes $30,144 in severance and $24,774 of earned but unpaid vacation payments to Dr. Holmes upon the termination of his employment with the Company on September 5, 2003.

Option Grants in the 2003 Fiscal Year

      The following table sets forth information concerning option grants during the 2003 fiscal year to the named Executive Officers:

					Potential
					Realizable Value
	Individual Grants				at Assumed
					Annual Rates of
	Number of	Percent of			Stock Price
	Securities	Total Options			Appreciation for
	Underlying	Granted to	Exercise or		Option Terms(6)
	Options	Employees in	Base Price	Expiration
Name	Granted	Fiscal Year	Per Share	Date	5%	10%

Daniel O. Wilds(1)	100,000	11.2%	0.09	02/18/2013	5,660	14,344
Alton L. Boynton, Ph.D.(2)	100,000	11.2%	0.09	02/18/2013	5,660	14,344
Marnix L. Bosch, Ph.D.(3)	50,000	14.5%	0.09	02/18/2013	2,830	7,172
	80,000		0.12	12/01/2013	6,037	15,300
Patricia A. Lodge, Ph.D.(4)	50,000	14.5%	0.09	02/18/2013	2,830	7,172
	80,000		0.12	12/01/2013	6,037	15,300
Eric Holmes, Ph.D.(5)	50,000	5.6%	0.09	02/18/2013	2,830	7,172

(1)	Mr. Wilds’ stock options, when employed by the Company, generally vested over a three-year period at the rate of 2.7% monthly.

(2)	Dr. Boynton’s stock options generally vest over a three-year period at the rate of 2.7% monthly.

(3)	Dr. Bosch’s stock options generally vest over a four-year period, 25% on the one-year anniversary of the grant and 2% each month thereafter.

(4)	Dr. Lodge’s stock options generally vest over a four-year period, 25% on the one-year anniversary of the grant and 2% each month thereafter.

(5)	Dr. Holme’s stock options, when employed by the Company, generally vested over a four-year period, 25% on the one-year anniversary of the grant and 2% each month thereafter.

(6)	These assumed rates of appreciation are provided in order to comply with requirements of the Securities and Exchange Commission, and do not represent the Company’s expectation as to the actual rate of appreciation of the Common Stock. The actual value of the options will depend on the performance of the Common Stock, and may be greater or less than the amounts shown.

Aggregated Option Exercises in Fiscal Year Ended December 31, 2003 and Fiscal Year End Option Values

      The following table contains information concerning the options exercised by the Named Executive Officers in the fiscal year ended December 31, 2003, and the year-end number and value of unexercised options with respect to each of the Named Executive Officers.

					Value of Unexercised
			Number of Securities		In-The-Money
	Shares		Underlying Unexercised		Options at Fiscal
	Acquired		Options at Fiscal Year End		Year End(a)
	on	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Daniel O. Wilds	0	$0.00	644,599	85,402	27,779	72,222
Alton L. Boynton, Ph.D.	0	$0.00	168,925	80,071	27,779	72,222
Marnix L. Bosch, Ph.D.	0	$0.00	13,852	152,409	0	0
Patricia A. Lodge, Ph.D.	0	$0.00	14,623	139,711	0	0
Eric Holmes, Ph.D.	0	$0.00	15,834	0	0	0

(a)	Dollar value is based on $0.22, the market value of the Company’s Common Stock at December 31, 2003, minus the exercise price.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth, as of April 26, 2004 the number of Common Stock shares held by beneficial owners of more than five percent of the Company’s Common Stock, by directors and nominees, by the executive officers named in the Summary Compensation Table on page 44, and by all directors and executive officers of the Company as a group:

	Number of Shares
	Beneficially
Name of Beneficial Owner	Owned	Percentage

Toucan Capital Fund II, L.P., and related persons(1)	11,904,569	32.0%
Medarex, Inc.(2)	3,600,000	9.7%
Alton L. Boynton, Ph.D.(3)	2,773,327	7.5%
Northwest Hospital(4)	1,896,846	5.1%
Daniel O. Wilds(5)	1,291,390	3.5%
Marnix L. Bosch(6)	567,514	1.5%
Randall L-W. Caudill, Ph.D.(7)	226,261	*
Haakon Ragde, M.D.(8)	37,483	*
Wayne L. Pines(9)	7,500	*
All current executive officers and directors as a group (6 persons)	3,612,085	9.7%

*	less than 1%

(1)	Based on a Schedule 13D filed by Toucan Capital Fund II, L.P. and related persons pursuant to the Securities Exchange Act of 1934. The address for Toucan Capital Fund II, L.P. is 7600 Wisconsin Avenue, 7th Floor, Bethesda, MD 20814.

(2)	Based on a Schedule 13G filed by Medarex pursuant to the Securities and Exchange Act of 1934. The address for Medarex, Inc. is 707 State Road, Suite 206, Princeton, NJ 08540.

(3)	Includes 451,040 shares of Common Stock held by Dr. Boynton and 2,322,287 shares of Common Stock issuable pursuant to options and warrants exercisable within 60 days of April 26, 2004.

(4)	Based on a Schedule 13G filed by Northwest Hospital pursuant to the Securities and Exchange Act of 1934. The address for Northwest Hospital is 1550 North 115th St., Seattle, Washington 98133.

(5)	Includes 72,500 shares of Common Stock held by Mr. Wilds and 1,218,890 shares of Common Stock issuable pursuant to options and warrants exercisable within 60 days of April 26, 2004.

(6)	Includes 64,825 shares of Common Stock held by Dr. Bosch and 502,689 shares of Common Stock issuable pursuant to options and warrants exercisable within 60 days of April 26, 2004.

(7)	Includes 5,700 shares of Common Stock held by Prudential Securities C/ F Randall L-W. Caudill IRA Rollover dated 2/19/93, 39,314 shares of Common Stock held by Dr. Caudill as co-trustee of the JPS Irrevocable Trust under Agreement dated April 1, 1998 and warrants exercisable within 60 days of April 26, 2004., and 171,247 shares held by Dunsford Hill Capital Partners, Inc., a California corporation owned and controlled by Dr. Caudill, and warrants exercisable within 60 days of April 26, 2004 and 5,000 shares of Common Stock issuable pursuant to options exercisable within 60 days of April 26, 2004.

(8)	Includes 15,382 shares of Common Stock held by Dr. Ragde and 22,101 shares of Common Stock issuable pursuant to options exercisable within 60 days of April 26, 2004.

(9)	Includes 2,500 shares of Common Stock held by Mr. Pines and 5,000 shares of Common Stock issuable pursuant to options exercisable within 60 days of April 26, 2004.

Item 13.	Certain Relationships and Related Transactions

      The Company believes that each of the transactions described below was carried out on terms that were no less favorable to it than those that would have been obtained from unaffiliated third parties. Any future transactions between Northwest Biotherapeutics and any of its directors, officers or principal stockholders will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties and will be approved by a majority of the independent and disinterested members of the board of directors.

Related Party Transactions

      In April 2001, we entered into a collaboration agreement with Medarex to produce fully human monoclonal antibodies to certain antigen targets identified by us. In conjunction with the collaboration agreement, Medarex purchased 800,000 shares of our Series D preferred stock at $5.00 per share.

      On December 9, 2002, we entered into an Assignment and License Agreement wherein we sold certain intellectual property to Medarex, acquired certain intellectual property from Medarex and acquired the rights to certain additional intellectual property from Medarex. Pursuant to this agreement, we issued to Medarex 2.0 million unregistered shares of common stock and warrants to purchase 800,000 shares of our unregistered common stock,

      The 2.0 million shares of unregistered common stock were issued as follows: On December 26, 2002, we issued 1.0 million shares; on January 8, 2003 we issued 500,000 shares; and on February 9, 2003 we issued the final 500,000 shares. On December 9, 2002, the fair market value of the 2.0 million unregistered shares of common stock was $400,000. As of December 31, 2002, we recorded $200,000 of additional paid in capital and a Long Term Liability for $200,000 for the 1.0 million unregistered shares to be issued in fiscal 2003.

      In conjunction with the December 9, 2002 Agreement, we issued warrants to purchase unregistered common stock as follows: on December 26, 2002, we issued a warrant to purchase 400,000 shares at an exercise price of $0.216 per share: on January 8, 2003, we issued a warrant to purchase 200,000 shares at an exercise price of $0.177 per share: and on February 9, 2003 we issued the final warrant to purchase 200,000 shares at an exercise price of $0.102 per share. The warrants may be exercised at any time after six months following their issue date and prior to the tenth anniversary of the issue date.

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

      Also pursuant to this agreement, we received $3.0 million consisting of $1.0 million in cash and two payments of $1.0 million each payable in Medarex (MEDX) common stock. Medarex guaranteed the value of each payment of common stock at $1.0 million if sold within 30 days of issuance. Remaining Medarex common stock that had not been sold at December 31, 2002 was recorded as marketable securities and the $1.0 million issued in January 2003 was included as a receivable from Medarex at December 31, 2002. All such securities were sold by February 10, 2003

      The net gain recognized on the above sale of intellectual property was $2.8 million made up of the receipt of $3.0 million of cash and stock from Medarex and forgiveness of the $400,000 payable to Medarex offset by the issuance of 2.0 million shares of unregistered common stock and warrants to purchase 800,000 shares of common stock valued at approximately $560,000.

      On June 20, 2003, under a First Amendment to Assignment and License Agreement with Medarex, which owns approximately 13.3% of our outstanding common stock, we released Medarex from future royalty obligations in exchange for a cash payment of $816,000. The purchase price of $816,000 was negotiated based on the expected discounted net present value (NPV) of a future 2% royalty obligation under that certain Assignment and License Agreement dated December 9, 2002. We received the cash payment on July 1, 2003.

      On November 13, 2003, we entered into an Amended and Restated Employment Agreement with our President, Chief Operating Officer, Chief Science Officer and Secretary, wherein we eliminated any potential award of severance compensation in exchange for a one-time payment of $281,571. We also eliminated any potential award of severance compensation, totaling $33,635, to our Vice president of Vaccine Research and

Development and to our Controller. Subsequently, the after-tax portions of those payments, totaling $210,000, were invested in the Secured Convertible Promissory Note and Warrant financing.

      It was also Management’s understanding that Washington State law considers accrued, but unpaid, wages (including possibly severance payments) a personal liability of our Directors. Management, by electing to take potential severance payments in cash in November 2003, eliminated this potential personal liability on the part of our Directors.

      In addition to the above sums, our Vice president of Vaccine Research and Development invested an additional $25,000 and another $100,000 was received from non-employee investors. These additional funds, including the after-tax severance funds, brought the total invested in this Secured Convertible Promissory Note and Warrants financing to $335,000.

      These notes have a 12 month term, accrue interest at an annual rate equal to the prime rate plus 2% and initially were secured by substantially all of our assets. On April 26, 2004, in signing a Consent To Loan and Amendment Of Security Agreement with Toucan, note holders of 70% of the principal amount of the notes, agreed to subordinate their notes and security interest in our assets to all the Company’s indebtedness and obligations to Toucan. One of the notes is convertible into the number of shares of our common stock equal to the principal amount divided by (i) in the event that we complete an offering of our common stock generating gross proceeds to us of at least $1 million, then the price per share paid by investors in that offering; or (ii) if we do not complete such an offering, then $0.18, which was the closing price of our common stock on the date of the financing.

      In connection with the Recapitalization Agreement with Toucan, note holders of 70% of the principal amount of the notes agreed to an amendment to their notes. The purpose of the amendment was to set the conversion price of the amended notes at $0.10 per share and change the maturity date to November 12, 2004 in the event the Company raises at least $15 million in a financing prior to that time or May 12, 2005 if the Company has not completed a $15 million financing by May 12, 2005.

      As part of this investment, the investors received warrants initially exercisable to acquire an aggregate of 3.7 million shares of our common stock, expiring November 2008 subject to certain antidilution adjustments, at an initial exercise price determined as follows: (i) in the event that we complete an offering of our common stock generating gross proceeds to us of at least $1 million, then the price per share paid by investors in that offering; or (ii) if we do not complete such an offering, then $0.18, which was the closing price of our common stock on the date of the financing. In connection with the Recapitalization Agreement with Toucan, certain members of management who hold warrants agreed to an amendment to their warrants. The amendment applies to all warrants held by management. The purpose of the amendment was to remove the economic anti-dilution provisions and set the warrant exercise price at the lesser of, (i) $0.10 per share, or (ii) a 35% discount to the average closing price during the twenty trading days prior to the first closing of the sale by the Company of convertible preferred stock as contemplated by the Recapitalization Agreement but not less than $0.04 per share.

      Proceeds from the offering were allocated between the Notes and Warrants on a relative fair value basis. The value allocated to the warrants on the date of the grant was approximately $221,000. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 3.36%, volatility of 194%, and an contractual life of 5-years. The value of the warrants was recorded as a deferred debt discount against the $335,000 proceeds of the Note. In addition, a beneficial conversion feature related to the Notes was determined to be approximately $221,000 but is capped at the remaining value originally allocated to the Notes of approximately $114,000. As a result, the total discount on the Notes equaled the face value of $335,000 which is being amortized over the twelve-month the Notes. One and one-half months amortization, of deferred debt discount of approximately $42,000, along with interest accretion on the Note of approximately $2,000 was recorded at December 31, 2003 resulting in notes payable to related parties, net of discount, at December 31, 2003 of approximately $44,000.

Employee Agreements

      On November 13, 2003, we entered into an Amended and Restated Employment Agreement with our President, Chief Operating Officer, Chief Science Officer and Secretary, wherein we eliminated any potential award of severance compensation in exchange for a one-time payment of $281,571. The $183,000 after-tax portion of this payment was invested in our November 13, 2003, Secured Convertible Promissory Note and Warrant financing. Although the term of this employment agreement expired on January 31, 2004, Dr. Boynton continues to serve at the discretion of the Board of Directors.

Item 14.	Principal Accountant Fees and Services

Audit Fees

      The aggregate fees billed for professional audit services rendered by KPMG LLP for services performed relating to the fiscal year ended December 31, 2003 were $92,935. Such fees include professional services performed for the audit of the Company’s annual financial statements for the Company’s 2003 fiscal year and for reviews of the Company’s interim financial statements for the Company’s 2003 fiscal year. Such fees were $92,604 in 2002.

Audit Related Fees

      There were no fees for audit related services in either 2003 or 2002.

Tax Fees

      The aggregate fees billed for tax preparation services were $9,000 and $10,500 in 2003 and 2002, respectively.

All Other Fees

      There were no other fees billed by KPMG in either 2003 or 2002.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) Index to Financial Statements and Independent Auditors Report.

The financial statements required by this item are submitted in a separate section as indicated below.

      (2) Index to Financial Statement Schedules

All financial statement schedules are omitted since the required information is not applicable, not required or the required information is included in the financial statements or notes thereto.

      (3) Exhibits

      See Exhibit Index on page 76.

      (b) Reports on Form 8-K.

      None

INDEPENDENT AUDITORS’ REPORT

The Board of Directors
Northwest Biotherapeutics, Inc.:

      We have audited the accompanying balance sheets of Northwest Biotherapeutics, Inc. (a development stage company) (Company) as of December 31, 2002 and 2003, and the related statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2003 and for the period from March 18, 1996 (inception) through December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northwest Biotherapeutics, Inc. (a development stage company) as of December 31, 2002 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003 and the period from March 18, 1996 (inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the financial statements, the Company has experienced recurring losses from operations, has a working capital deficit and has a deficit accumulated during the development stage which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

Seattle, Washington

March 12, 2004, except as to notes 1 and 13 which are as of April 26, 2004

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

BALANCE SHEETS

	December 31,

	2002	2003

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$2,539	$255
Marketable securities	704	—
Accounts receivable	3	8
Receivable from Medarex	1,124	—
Prepaid expenses and other current assets	745	85

Total current assets	5,115	348

Property and equipment:
Leasehold improvements	739	69
Laboratory equipment	952	551
Office furniture and other equipment	272	128

	1,963	748
Less accumulated depreciation and amortization	(615)	(375)

Property and equipment, net	1,348	373

Restricted cash	1,109	105
Deposit and other non-current assets	—	45

	$7,572	$871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable	$420	$—
Note payable to related parties, net of discount	—	44
Current portion of capital lease obligations	73	42
Accounts payable	497	128
Accrued expenses	211	34
Accrued expenses, tax liability	30	492
Accrued loss on facility sublease, current portion	418	—

Total current liabilities	1,649	740
Long-term liabilities:
Capital lease obligations, less current portion	98	49
Deferred rent	158	66
Due to Medarex	280	—
Accrued loss on facility sublease, less current portion	511	—

Total liabilities	2,696	855

Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, no shares issued or outstanding at December 31, 2002 and 2003	—	—
Common stock, $0.001 par value, 125,000,000 shares authorized, 17,930,276 and 19,027,799 shares issued and outstanding at December 31, 2002 and 2003	18	19
Additional paid-in capital	63,794	64,294
Deferred compensation	(444)	(53)
Deficit accumulated during the development stage	(58,492)	(64,244)

Total stockholders’ equity	4,876	16

Commitments, contingencies and subsequent events
Total liabilities and stockholders’ equity	$7,572	$871

See accompanying notes to financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

				Period from
				March 18, 1996
				(Inception) to
	Years Ended December 31,			December

	2001	2002	2003	2003

	(In thousands except per share data)
Revenues:
Research materials sales	$129	$9	$24	$360
Contract research and development from related parties	—	—	—	1,128
Research grants and other	—	—	505	637

Total revenues	$129	$9	$529	2,125

Operating costs and expenses:
Cost of research material sales	67	7	79	330
Research and development	4,907	5,956	1,624	23,974
General and administrative	4,759	7,463	4,059	25,844
Depreciation and amortization	467	593	207	2,071
Loss on facility sublease	—	721	174	895
Asset impairment loss	—	1,032	904	1,936

Total operating costs and expenses	10,200	15,772	7,047	55,050

Loss from operations	$(10,071)	$(15,763)	$(6,518)	$(52,925)
Other income (expense):
Gain on sale of intellectual property to Medarex	—	2,840	816	3,656
Interest expense	(1,062)	(38)	(73)	(7,855)
Interest income	193	157	23	728

Net loss	$(10,940)	$(12,804)	$(5,752)	$(56,396)
Accretion of Series A preferred stock mandatory redemption obligation	(379)	—	—	(1,872)
Series A preferred stock redemption fee	(1,700)	—	—	(1,700)
Beneficial conversion feature of Series D preferred stock	(4,274)	—	—	(4,274)

Net loss applicable to common stockholders	$(17,293)	$(12,804)	$(5,752)	$(64,242)

Net loss per share applicable to common stockholders — basic and diluted	(6.57)	(0.76)	(0.30)

Weighted average shares used in computing basic and diluted loss per share	2,631	16,911	18,908

See accompanying notes to financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

AND COMPREHENSIVE LOSS

					Deficit
					Accumulated
	Common Stock		Additional		During the	Total
			Paid-in	Deferred	Development	Stockholders’
	Shares	Amount	Capital	Compensation	Stage	Equity (Deficit)

	(In thousands)
Balances at March 18, 1996	—	$—	$—	$—	$—	$—
Accretion of membership units mandatory redemption obligation	—	—	—	—	(106)	(106)
Comprehensive loss — net loss	—	—	—	—	(1,233)	(1,233)

Balances at December 31, 1996	—	—	—	—	(1,338)	(1,338)
Accretion of membership units mandatory redemption obligation	—	—	—	—	(275)	(275)
Comprehensive loss — net loss	—	—	—	—	(2,560)	(2,560)

Balances at December 31, 1997	—	—	—	—	(4,172)	(4,172)
Conversion of membership units to common stock	2,203	2	—	—	(2)	—
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	(329)	(329)
Comprehensive loss — net loss	—	—	—	—	(4,719)	(4,719)

Balances at December 31, 1998	2,203	2	—	—	(9,223)	(9,220)
Issuance of Series C preferred stock warrants for services related to sale of Series C preferred shares	—	—	394	—	—	394
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	(354)	(354)
Comprehensive loss — net loss	—	—	—	—	(5,609)	(5,609)

Balances at December 31, 1999	2,203	2	394	—	(15,186)	(14,790)
Issuance of Series C preferred stock warrants in connection with lease agreement	—	—	43	—	—	43
Exercise of stock options for cash	2	—	1	—	—	1
Issuance of common stock at $0.85 per share for license rights	5	—	4	—	—	4
Issuance of Series D preferred stock warrants in convertible promissory note offering	—	—	4,039	—	—	4,039
Beneficial conversion feature of convertible promissory notes	—	—	1,026	—	—	1,026
Issuance of Series D preferred stock warrants for services related to sale of Series D preferred shares	—	—	368	—	—	368
Issuance of common stock warrants in conjunction with issuance of promissory note	—	—	3	—	—	3
Cancellation of common stock	(275)	—	—	—	—	—
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	(430)	(430)
Comprehensive loss — net loss	—	—	—	—	(12,779)	(12,779)

Balances at December 31, 2000	1,934	2	5,878	—	(28,396)	(22,515)

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

AND COMPREHENSIVE LOSS — (Continued)

					Deficit
					Accumulated
	Common Stock		Additional		During the	Total
			Paid-in	Deferred	Development	Stockholders’
	Shares	Amount	Capital	Compensation	Stage	Equity (Deficit)

	(In thousands)
Issuance of Series D preferred stock warrants in conjunction with refinancing of note payable to stockholder	—	—	225	—	—	225
Beneficial conversion feature of convertible promissory note	—	—	456	—	—	456
Beneficial conversion feature of Series D preferred stock	—	—	4,274	—	(4,274)	—
Issuance of Series D preferred stock warrants for services related to the sale of Series D preferred shares	—	—	2,287	—	—	2,287
Exercises of stock options and warrants for cash	1,158	1	407	—	—	408
Issuance of common stock in initial public offering for cash, net of offering costs of $2,845	4,000	4	17,151	—	—	17,155
Conversion of preferred stock into common stock	9,776	10	31,569	—	—	31,579
Series A preferred stock redemption fee	—	—	—	—	(1,700)	(1,700)
Issuance of stock options to nonemployees for services	—	—	45	—	—	45
Deferred compensation related to employee stock options	—	—	1,330	(1,330)	—	—
Amortization of deferred compensation	—	—	—	314	—	314
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	(379)	(379)
Comprehensive loss — net loss	—	—	—	—	(10,940)	(10,940)

Balances at December 31, 2001	16,869	17	63,622	(1,016)	(45,688)	16,935
Issuance of unregistered common stock	1,000	1	199	—	—	200
Issuance of common stock, Employee Stock Purchase Plan	9	—	6	—	—	6
Issuance of common stock warrants to Medarex	—	—	80	—	—	80
Issuance of restricted stock to nonemployees	8	—	34	—	—	34
Issuance of stock options to nonemployees for service	—	—	57	—	—	57
Issuance of stock options to employees	—	—	22	(22)	—	—
Cancellation of employee stock options	—	—	(301)	301	—	—
Exercise of stock options and warrants for cash	32	—	18	—	—	18
Deferred compensation related to employee restricted stock option	99	—	449	(449)		—
Cancellation of employee restricted stock grants	(87)	—	(392)	392	—	—
Amortization of deferred compensation, net	—	—	—	350	—	350
Comprehensive loss — net loss	—	—	—	—	(12,804)	(12,804)

Balances at December 31, 2002	17,930	18	63,794	(444)	(58,492)	4,876
Issuance of unregistered common stock to Medarex	1,000	1	199	—	—	200
Issuance of unregistered common stock to Nexus	90	—	35	—	—	35
Issuance of common stock warrants to Medarex	—	—	80	—	—	80
Issuance of warrants with convertible promissory note	—	—	221	—	—	221
Beneficial conversion feature of convertible promissory note	—	—	114	—	—	114
Issuance of common stock, Employee Stock Purchase Plan	4	—	—	—	—	—
Exercise of stock options and warrants for cash	8	—	—	—	—	—
Cancellation of employee restricted stock grants	(4)	—	(20)	20	—	—
Cancellation of employee stock options	—	—	(131)	131	—	—
Amortization of deferred compensation, net	—	—	—	240	—	240
Non-employee stock compensation	—	—	2	—	—	2
Comprehensive loss — net loss	—	—	—	—	(5,752)	(5,752)

Balances at December 31, 2003	19,028	$19	$64,294	$(53)	$(64,244)	$16

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

				Period from
				March 18, 1996
	Years Ended December 31,			(Inception) to
				December 31,
	2001	2002	2003	2003

	(In thousands)
Cash Flows from Operating Activities:
Net Loss	$(10,940)	$(12,804)	(5,752)	(56,396)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	467	593	207	2,070
Amortization of deferred financing costs	—	—	—	320
Amortization of debt discount	681	—	42	5,791
Accrued interest converted to preferred stock	—	—	—	260
Accreted interest on convertible promissory note	—	—	2	2
Stock-based compensation costs	359	441	242	1,042
Loss on sale and disposal of equipment	4	396	—	482
Gain on sale of intellectual property and royalty rights	—	(2,840)	(816)	(3,656)
Gain on sale of property and equipment	—	—	(95)	(95)
Asset impairment loss	—	1,032	904	1,936
Loss on facility sublease	—	721	174	895
Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	(17)	89	(5)	(8)
Prepaid expenses and other current assets	(323)	96	660	381
Accounts payable and accrued expenses	656	(983)	(84)	1,053
Accrued loss on sublease	—	—	(266)	(266)
Deferred rent	171	134	110	476

Net Cash used in Operating Activities	(8,942)	(13,125)	(4,677)	(45,713)

Cash Flows from Investing Activities:
Purchase of property and equipment, net	(438)	(531)	(149)	(4,537)
Proceeds from sale of property and equipment	—	—	95	95
Proceeds from sale of intellectual property	—	1,000	816	1,816
Proceeds from sale of marketable securities	—	172	1,828	2,000
Payment of security deposit	—	—	(45)	(45)
Increase in restricted cash	—	(105)	—	(1,109)

Net Cash (used in) provided by Investing Activities	(438)	536	2,545	(1,780)

Cash Flows from Financing Activities:
Proceeds from issuance of note payable to stockholder	—	—	—	1,650
Repayment of note payable to stockholder	(1,650)	—	—	(1,650)
Proceeds from issuance of convertible promissory note and warrants, net of issuance costs	—	—	335	5,399
Borrowing under line of credit, Northwest Hospital	—	—	—	2,834
Repayment of line of credit to Northwest Hospital	(2,834)	—	—	(2,834)
Payment on capital lease obligations	(59)	(70)	(67)	(232)
Payment on note payable	—	—	(420)	(420)
Proceeds from issuance of preferred stock, net	12,823	—	—	27,432
Proceeds from exercise of stock options and warrants	201	18	—	220
Proceeds from issuance of common stock, net	17,155	214	—	17,369
Series A preferred stock redemption fee	(1,700)	—	—	(1,700)
Deferred financing costs	—	—	—	(320)

Net Cash provided by Financing Activities	23,936	162	(152)	47,748

Net increase (decrease) in cash and cash equivalents	14,556	(12,427)	(2,284)	255
Cash and cash equivalents at beginning of period	411	14,966	2,539	—

Cash and cash equivalents at end of period	14,966	2,539	255	255

Supplemental disclosure of cash flow information — cash paid during the period for interest	381	38	29	1,377

Supplemental schedule of non-cash financing activities Equipment acquired through capital leases	49	—	—	285
Accretion of Series A preferred stock mandatory redemption obligation	379	—	—	1,872
Beneficial conversion feature of convertible promissory notes	—	—	—	1,026
Conversion of convertible promissory notes and accrued interest to Series D preferred stock	—	—	—	5,324
Issuance of Series C preferred stock warrants in connection with lease agreement	—	—	—	43
Issuance of common stock for license rights	—	—	—	4
Liability for and issuance of common stock and warrants to Medarex	—	560	280	840
Deferred compensation on issuance of stock options and restricted stock grants	—	471	240	711
Cancellation of options and restricted stock	—	693	151	844
Financing of prepaid insurance through note payable	—	420	—	420
Stock subscription receivable	$207	$—	$—	$480

See accompanying notes to financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

December 31, 2001, 2002 and 2003

(1)	Operations and Financing

      The Company has experienced recurring losses from operations, has a working capital deficit of $392,000, and has a deficit accumulated during the development stage of $64.2 million at December 31, 2003.

      On April 26, 2004 we entered into a Recapitalization Agreement with Toucan Capital Fund II, L.P. (“Toucan”). The Recapitalization Agreement calls for the possible recapitalization of the Company. At Toucan’s option, and if successfully implemented, the recapitalization could potentially provide the company with up to $40 million through the issuance of new securities to Toucan and a syndicate of investors selected by Toucan. Following the recapitalization, Toucan and the investor syndicate would potentially own, on a combined basis, over 90% of the outstanding capital stock of the Company. The proposed recapitalization would occur in two stages, a bridge period which expires July 23, 2004, unless earlier terminated or extended by Toucan, followed by a potential equity financing.

      On April 26, 2004 Toucan loaned the Company $500,000. Since February 1, 2004 Toucan has loaned the Company a total of $600,000, including the $500,000 loan on April 26, 2004. The recent borrowing from Toucan should allow the Company to fund its operations for approximately 30 days, or until approximately May 26, 2004. Toucan has the option to loan additional amounts to the Company during this bridge period, but is not obligated to do so. These loans accrue interest at 10% per year and are also convertible into capital stock of the Company. Generally, Toucan may, in its sole discretion, elect to convert the principal and interest due under the notes into any equity security and/or debt security of the Company at anytime prior to full repayment. The conversion price for any conversion of a note at the election of Toucan will be the lowest of (i) with certain exceptions, the lowest nominal or effective price per share paid by any investor of the Company at any time on or after one year prior to April 26, 2004, (ii) with certain exceptions, the lowest nominal or effective price at which any investor of the Company has a right to acquire shares of the Company pursuant to any security, instrument, or promise, undertaking, commitment, agreement or letter of intent outstanding on or after April 26, 2004 or granted, issued, extended or otherwise made available by the Company at any time on or after one year prior to April 26, 2004 and (iii) the lesser of $0.10 per share or 35% discount to the average closing price per share of the Company’s common stock during any 20 consecutive trading days (beginning with the 20 consecutive trading days prior to the effective date of the Recapitalization Agreement), but not less than $0.04 per share under this clause (iii). In addition to these conversion rights, the notes will automatically be converted into convertible preferred stock of the Company in the event the Company raises $15 million through the issuance of convertible preferred stock. In this event the conversion price would be the lowest nominal or effective price per share paid by investors other than Toucan who purchase shares of convertible preferred stock (excluding shares issuable upon exercise of the bridge warrants). If the bridge notes, including principal and accrued interest, were converted into common stock on May 12, 2004 the conversion price would be $0.04 per share and Toucan would own 15,113,000 million shares (or 44.3%) of the Company’s outstanding capital stock.

      As part of the Recapitalization Agreement, at the election of Toucan, the Company will be required to enter into an equity financing with Toucan and other investors to be determined by Toucan. If Toucan elects to pursue the equity financing, the parties have agreed that the Company will sell to Toucan and other investors up to $40 million of convertible preferred stock. The preferred stock would be priced at the lower of $0.10 per share or at a 35% discount to the average closing price of the Company’s common stock during the 20 trading days prior to the closing, but not be less than $0.04 per share. If Toucan elects to proceed with the equity financing, the closing would be subject to a number of closing conditions, including approval of the Company’s stockholders.

      As of April 26, 2004, including the $600,000 borrowed from Toucan, we had approximately $561,000 in cash and cash equivalents. We believe, based on recurring operating and associated financing costs, our cash will be sufficient to fund our operations through May 26, 2004. After that date we will have to seek additional funds from Toucan which Toucan is not obligated to provide to us. Under the terms of the Recapitalization Agreement we are prohibited from seeking funds from any party other than Toucan for up to ten business days after May 26, 2004.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Unless we receive significant additional funding in the future, continuing our operations will require us to use assets that otherwise would be required to liquidate the Company and pay our obligations. For this reason, if we are unable to obtain additional capital, we may choose to cease operations at anytime to meet our obligations and to maximize the value, if any, to be paid to our stockholders following a potential liquidation. If the Company ceases operations, it may not be able to realize the carrying value of its assets, in particular property and equipment.

      The Company’s actual cash needs will depend on many unpredictable factors, including the timing of research and development activities, the timeframe for successful development of an effective product, if ever, and the commercialization of such product, all of which includes the regulatory approval process. The regulatory approval process is uncertain, includes extensive pre-clinical testing and clinical trials of each product in order to establish its safety and effectiveness, can take many years and requires the expenditure of substantial resources. Also, the Company is disputing an assessed tax liability as discussed in note 8. As a result of these factors, the Company cannot accurately predict the amount or timing of future cash needs.

      The Company will need to raise more money to continue its operations. The Company may seek additional funds which may come from public and private stock offerings, partnerships and licenses, borrowing under lease lines of credit or other sources. These additional forms of capital may not be available on terms acceptable to the Company, or at all. Any additional equity financing will likely be dilutive to stockholders, and debt financing, if available, may include restrictive covenants.

      There can be no assurance that the Recapitalization or any other alternatives will be successful. If the Recapitalization is unsuccessful, the Company’s inability to obtain additional cash as needed could have a material adverse effect on its financial position, results of operations and its ability to continue its existence. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(2)	Organization and Description of Business

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

(3)	Summary of Significant Accounting Policies

(a) Use of Estimates in Preparation of Financial Statements

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

(b) Cash Equivalents and Available-For-Sale Securities

      The Company considers cash equivalents to be only those investments which are highly liquid, readily convertible to cash and which mature within three months from date of purchase. Cash equivalents consist of money market accounts.

      The Company considers its marketable securities available-for-sale as defined in Statement of Financial Accounting Standards (SFAS) No. 115 and accordingly, these investments are recorded at fair value. The Company’s marketable securities on December 31, 2002 are made up of 178,341 shares of Medarex (MEDX) common stock relative to the December 9, 2002 Assignment and License Agreement. See note 4(e).

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

(c) Financial Instruments and Concentrations of Risk

      The Company’s financial instruments consist of cash, cash equivalents, accounts receivable, restricted cash, accounts payable, accrued expenses, and notes payable which approximate fair value due to their short term maturity. Marketable securities are carried at market value based on quoted prices.

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

      The Company had one customer for its contract research and development services from its July 1998 date of incorporation through 2002. Starting in January 2003, research materials sales were made to multiple customers, primarily in the United States of America, with whom there were no other contractual relationships.

(d) Inventories

      Inventories are included in prepaid expenses and other current assets and are stated at the lower of cost, primarily determined by the first-in, first-out method, or market.

(e) Property and Equipment

      Property and equipment are stated at cost. Property and equipment are depreciated or amortized over the following estimated useful lives using the straight-line method:

Leasehold improvements	Shorter of life of the lease or useful life
Laboratory equipment	5-7 years
Office furniture and other equipment	3-5 years

(f) Impairment of long-lived assets

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

(g) Restricted Cash

      Restricted cash of $1.1 million on December 31, 2002 primarily represents a $1.0 million lease security deposit and approximately $105,000 as a deposit to secure the Company’s credit card liabilities. At December 31, 2003, restricted cash of $105,000 represents a deposit to secure the Company’s credit card liabilities.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

(h) Deferred Rent

      The Company’s lease for its main operating facility includes rent increases yearly through the 39-month lease term. The Company recognizes expense for the lease using the straight-line method. Additional expense recognized in excess of cash payments is recorded as deferred rent.

(i) Revenue Recognition

      The Company earns revenues through sale of research materials, providing research services to third parties and through research grants. Revenues from sale of research materials are to multiple customers with whom there is no other contractual relationship and are recognized when shipped to the customer and title has passed.

      Research contracts and grants require the Company to perform research activities as specified in each respective contract or grant on a best efforts basis, and the Company is paid based on the fees stipulated in the respective contracts and grants which approximate the costs incurred by the Company in performing such activities. The Company recognizes revenue under the research contracts and grants based on completion of performance under the respective contracts and grants where no ongoing obligation on the part of the Company exists. Direct costs related to these contracts and grants are reported as research and development expenses.

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

(l) Stock-Based Compensation

      The Company accounts for its stock option plans for employees in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense related to employee stock options is recorded if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. The Company applies the disclosure-only requirements of SFAS No. 123, Accounting for Stock-Based Compensation, which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees, and to provide pro-forma results of operations disclosures for employee stock option grants as if the fair-value-based method of accounting in SFAS No. 123 had been applied to those transactions.

      Stock compensation costs related to fixed employee awards with pro rata vesting are recognized on a straight-line basis over the period of benefit, generally the vesting period of the options. For options and warrants issued to non-employees, the Company recognizes stock compensation costs utilizing the fair value methodology prescribed in SFAS No. 123 over the related period of benefit.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Had the Company recognized the compensation cost of employee stock options based on the fair value of the options on the date of grant as prescribed by SFAS No. 123, the pro-forma net loss applicable to common stockholders and related loss per share would have been adjusted to the pro-forma amounts indicated below:

	Year Ended December 31,

	2001	2002	2003

Net loss applicable to common stockholders (in thousands) As reported	$(17,293)	$(12,804)	$(5,752)
Add: Stock-based employee compensation expense included in reported net loss, net	314	350	240
Deduct: Stock-based employee compensation determined under fair value based method for all awards	(363)	(650)	(590)

Pro-forma	$(17,342)	$(13,104)	$(6,102)

Net loss per share — basic and diluted:
As reported	$(6.57)	$(0.76)	$(0.30)

Pro-forma	$(6.59)	$(0.77)	$(0.32)

      The per share weighted average fair value of stock options granted during the years ended December 31, 2001, 2002 and 2003 was $5.96, $3.38, and $0.10, respectively, on the date of grant using the minimum-value method for grants prior to August 13, 2001 and an option valuation method that considers expected volatility for grants thereafter with the following assumptions:

	2001	2002	2003

Risk-free interest rate	3.42%	2.89	2.97%
Expected life	5 years	5 years	5 years
Expected volatility	0% or 102%	92% to 191%	200%
Dividend yield	0%	0%	0%

(m) Loss Per Share

      Basic loss per share is computed on the basis of the weighted average number of shares outstanding for the reporting period excluding 4,000 unvested restricted shares as of December 31, 2003. Diluted loss per share is computed on the basis of the weighted average number of common shares plus dilutive potential common shares outstanding using the treasury stock method.

(n) Operating Segments

      The Company is principally engaged in the discovery and development of innovative immunotherapies for cancer and has a single operating segment as management reviews all financial information together for the purposes of making decisions and assessing the financial performance of the company.

(o) Recently Adopted Accounting Standards

      In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is applicable for fiscal years beginning after June 15, 2002. SFAS No. 143 requires an enterprise to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of a tangible long-lived asset. Statement No. 143 also requires the enterprise to record the contra to the initial obligation as an increase to the carrying amount of the related long-lived asset (i.e., the associated asset retirement costs) and to

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

depreciate that cost over the remaining useful life of the asset. The liability is changed at the end of each period to reflect the passage of time (i.e., accretion expense) and changes in the estimated future cash flows underlying the initial fair value measurement. The adoption of SFAS No. 143 did not have a material impact on the Company’s financial position or operating results.

      In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities. Statement No. 146 nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The principal difference between Statement No. 146 and Issue No. 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. Statement No. 146 requires that a liability be recognized for those costs only when the liability is incurred, that is, when it meets the definition of a liability in the FASB’s conceptual framework. In contrast, under Issue No. 94-3, a company recognized a liability for an exit cost when it committed to an exit plan. Statement No. 146 also establishes fair value as the objective for initial measurement of liabilities related to exit or disposal activities. The Statement is effective for exit or disposal activities that are initiated after December 31, 2002 and will impact the Company prospectively. The Company adopted SFAS 146 on January 1, 2003.

      In November 2002, the Financial Accounting Standards Board Emerging Issues Task Force issued its consensus concerning Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 addresses how to determine whether a revenue arrangement involving multiple deliverables should be divided into separate units of accounting, and, if separation is appropriate, how the arrangement consideration should be measured and allocated to the identified accounting units. The guidance in EITF 00-21 is effective for revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material impact on our financial statements.

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

      Also as part of the reincorporation, the 400,000 other LLC membership units were canceled and exchanged for 2,202,800 shares of common stock. Another 550,700 shares of common stock were issued to a stockholder of which 275,350 shares were held in escrow subject to certain milestones being reached by the Company related to the originally

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

contributed intellectual property of that stockholder. These shares were subsequently returned to the Company during 2000. See note 5(b).

(b) Convertible Preferred Stock and 6% Convertible Promissory Notes

      In September 1998, the Company sold 897,489 shares of Series B Preferred Stock at $2.33 per share resulting in proceeds, net of offering costs, of $2,088,330.

      During 1999, the Company sold 3,350,600 shares of Series C Preferred Stock at $2.50 per share resulting in proceeds, net of offering costs, of $7,647,122. In conjunction with the sale, the Company issued fully vested warrants to purchase 234,542 shares of Series C Preferred Stock to third parties for services performed related to the sale of the Series C shares. The warrants are exercisable at $2.50 per share and will expire upon the earlier of October 31, 2008 or a change of control of the Company. The fair value of the warrants was $394,031 on the date of grant determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 6.55%, volatility of 50%, and life of 9 years. The value of the warrants was recorded as a reduction in the proceeds from the sale of the Series C shares.

      The Company closed a private placement offering of $5,064,100, 6% convertible promissory notes (Notes) and warrants in May 2000 resulting in proceeds, net of financing costs, of $4,744,301. The Notes, including accrued interest, were required to be converted into shares of Series D Preferred Stock no later than January 1, 2001. The purchasers of the Notes also received fully vested warrants to purchase 1,064,895 shares of Series D Preferred Stock. The warrants had an exercise price of $5.00 per share and the unexercised warrants expired upon the IPO. The fair value of the warrants was $4,038,525 on the date of grant determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 6.23%, volatility of 96%, and life of 5 years.

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

      The Notes, plus accrued interest of $260,378, were converted at $5.00 per share into 1,064,895 shares of Series D Preferred Stock in December 2000. In the fourth quarter of 2000, the Company sold an additional 467,460 shares of the Series D Preferred Stock at $5.00 per share resulting in proceeds, net of offering costs, of $2,146,301. In conjunction with the sale, the Company issued 96,890 fully vested warrants to purchase shares of Series D Preferred Stock to third parties for services performed related to the sale of the Series D shares. The warrants are exercisable at $5.00 per share and will expire upon the earlier of April 30, 2010 or a change in control of the Company. The fair value of the warrants was $368,182 on the date of grant determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 6.59%, volatility of 96%, and an contractual life of 5 years. The value of the warrants was recorded as a reduction in the proceeds from the sale of the Series D shares.

      During 2001, the Company sold an additional 2,603,468 shares of Series D preferred stock at $5.00 per share resulting in proceeds, net of offering costs, of $12,549,850. In conjunction with the sale, the Company issued 227,093 fully vested warrants to purchase shares of Series D Preferred Stock to third parties for services performed related to the sale. The warrants are exercisable at $5.00 per share and were to expire upon the earlier of (i) ten years from the issuance date, (ii) a change in control of the Company or (iii) an IPO. The fair value of the warrants was $1,062,135 on the date of grant determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 6.00%, volatility of 108%, and a life of 10 years. The value of the warrants was recorded as a reduction in the proceeds from the sale of the Series D shares. Of the Series D preferred shares issued during 2001, 2,209,568 shares were issued with a conversion price, which was less than the fair value of the common stock into which the Series D preferred stock is convertible. This beneficial conversion feature aggregated $4,273,566 and was charged as

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

an increase to the net loss applicable to common stockholders immediately upon issuance of the related Series D preferred shares since the Series D shares were immediately convertible at the option of the stockholder. In August 2001, with respect to the Series D preferred stock warrants issued to third parties for services performed related to the sale of Series D preferred shares, the Company eliminated the provision that the warrants would expire upon completion of an IPO as both the holders and the Company agreed that the original intent of the agreement was to not include this provision. This change resulted in no expense to the Company.

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

(d) Issuance of Unregistered Common Stock

      On December 9, 2002, the Company entered into a Assignment and License Agreement that provided for the transfer of certain intellectual property from the Company to Medarex and for the Company to acquire the rights to certain other intellectual property from Medarex, which included issuing 2.0 million unregistered common shares and warrants to purchase 800,000 common shares. See note 5(c).

      On June 30, 2003, the Company entered into a Settlement Agreement with Nexus Canyon Park, its prior landlord. Under this Settlement Agreement, Nexus Canyon Park agreed to permit premature termination of its prior lease and excuse the Company from future performance of lease obligations in exchange for 90,000 shares of its unregistered common stock with a fair value of $35,000 and Nexus’ retention of our $1.0 million lease security deposit. The Settlement Agreement resulted in an additional loss on facility sublease and lease termination of $174,000, net of deferred rent of $202,000. In June 2003, the Company moved from its previous facilities and signed a new lease commencing July 1, 2003 for a term of 39 months with a remaining future lease obligation of approximately $733,000 as of December 31, 2003.

     (e) Stock Purchase Warrants

      On December 9, 2002, the Company entered into an Assignment and License Agreement wherein the Company sold certain intellectual property to Medarex and obtained certain intellectual property from Medarex and acquired the rights to certain other intellectual property from Medarex. Also in conjunction with the December 9, 2002 Agreement, the Company issued warrants to purchase unregistered common stock as follows: on December 26, 2002, the Company issued a warrant to purchase 400,000 shares at an exercise price of $0.216 per share; on January 8, 2003, the Company issued a warrant to purchase 200,000 shares at an exercise price of $0.177 per share; and on February 9, 2003 the Company issued the final warrant to purchase 200,000 shares at an exercise price of $0.102 per share. The warrants may be exercised at any time after six months following their issue date and prior to the tenth anniversary of the issue date.

      The fair value of the 800,000 warrants was $159,678 on the date of grant which was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield 0%, risk-free interest rate of 4.17%, volatility of 191%, and life of 10-years. As of December 31, 2002, one-half of the warrant value, $79,839, was recognized as an increase to additional paid in capital and $79,839 was recognized as a Long Term Liability, for the 400,000 warrants to be issued in fiscal 2003.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The Company closed a $335,000 Secured Convertible Promissory Note and Warrant financing on November 13, 2003. The Notes have a twelve-month term and bear interest at the prime rate plus 2% ($1,749 of interest accrued at December 31, 2003). The Notes are convertible into the number of shares of common stock equal to the principal and accrued interest amount divided by (i) the price paid by investors in an offering of common stock that generates gross proceeds of at least $1.0 million; or (ii) if no such offering is completed, $0.18 which equals approximately 1,861,000 shares as of December 31, 2003.

      As part of this investment, the investors received warrants initially exercisable to acquire an aggregate of 3.7 million shares of the Company’s common stock, expiring in November 2008 subject to certain antidilution adjustments, at an exercise price to be determined as follows: (i) in the event that the Company completes an offering of its common stock generating gross proceeds to the Company of at least $1 million, then the price per share paid by investors in that offering; or (ii) if the Company does not complete such an offering, then $0.18, which was the closing price of its common stock on the date of the financing.

      Proceeds from the offering were allocated between the Notes and Warrants on a relative fair value basis. The value allocated to the warrants on the date of the grant was approximately $221,000. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 3.36%, volatility of 194%, and an contractual life of 5-years. The value of the warrants was recorded as a deferred debt discount against the $335,000 proceeds of the Note. In addition, a beneficial conversion feature related to the Notes was determined to be approximately $221,000 but is capped at the remaining value originally allocated to the Notes of approximately $114,000. As a result, the total discount on the Notes equaled the face value of $335,000 which is being amortized over the twelve-month the Notes. One and one-half months amortization, of deferred debt discount of approximately $42,000, along with interest accretion on the Note of approximately $2,000 was recorded at December 31, 2003 resulting in Notes Payable to related parties, net of discount, at December 31, 2003 of approximately $44,000.

      A summary of stock purchase warrants outstanding at December 31, 2003 is as follows:

		Weighted-
	Number	Average
Type of Warrant	Outstanding	Exercise Price

Common stock warrant	810,000	$0.24
Series C preferred stock warrants	234,542	2.50
Series D preferred stock warrants	323,983	5.00
Convertible promissory note stock warrants	3,722,223	(1)

(1)	In the event that the Company completes an offering of its common stock generating gross proceeds to the Company of at least $1.0 million at a per share price of less than $0.18 per share, the exercise price of the warrants shall be at the price of such transaction. Otherwise, the exercise price of the warrants will be $0.18 per share.

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

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

      During the year ended December 31, 2003, the Company granted options to purchase an aggregate of 895,000 shares of common stock to various employees with weighted average exercise prices of $0.10 which was equal to the fair value of the underlying common stock on the date of grant resulting in no deferred compensation recognition for the year ended December 31, 2003.

     (i) 1998 Stock Option Plan (1998 Plan)

      The Company has a 1998 Stock Option Plan (1998 Plan) under which 413,026 shares of common stock have been reserved for stock option grants to employees, directors and consultants of the Company. As of December 31, 2003 a total of 148,295 shares remain available for granting under the 1998 Plan.

     (ii) 1999 Executive Stock Option Plan (1999 Plan)

      The Company also has a 1999 Executive Stock Option Plan (1999 Plan) under which 586,166 shares of common stock were reserved for issuance, none of which remained available for grant at December 31, 2003.

     (iii) 2001 Stock Option Plan (2001 Plan)

      In June 2001, the Company adopted the 2001 Stock Option Plan (2001 Plan) and the 2001 Nonemployee Director Stock Incentive Plan (2001 Director Plan). Under the 2001 Plan, 1,800,000 shares of the Company’s common stock have been reserved for grant of stock options to employees and consultants. Additionally, on January 1 of each year, commencing January 1, 2002, the number of shares reserved for grant under the 2001 Plan will increase by the lesser of (i) 15% of the aggregate number of shares available for grant under the 2001 Plan or (ii) 300,000 shares. As of December 31, 2003, net of forfeitures, a total of 786,995 stock options have been granted under the 2001 Stock Option Plan. There are 1,866,325 options available for grant as of December 31, 2003.

     (iv) 2001 Nonemployee Director Stock Incentive Plan

      Under the 2001 Nonemployee Director Stock Incentive Plan, 200,000 shares of the Company’s common stock have been reserved for grant of stock options to nonemployee directors of the Company. There have been 42,500 stock options granted under the 2001 Nonemployee Director Stock Incentive Plan. There are 157,500 options available for grant as of December 31, 2003.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

      A summary of stock option activity is as follows:

	Options Outstanding

		Weighted-
	Number	Average
	of Shares	Exercise Price

	(In thousands except
	weighted average)
Balance at December 31, 2000	954	$0.86
Granted	233	1.31
Exercised	(3)	0.76
Forfeited	(12)	0.87

Balance at December 31, 2001	1,172	0.95
Granted	508	3.51
Exercised	(32)	0.56
Forfeited	(440)	3.6

Balance at December 31, 2002	1,208	1.24
Granted	895	0.10
Exercised	(8)	0.00
Forfeited	(301)	1.27

Balance at December 31, 2003	1,794	$0.71

Additional information regarding stock options outstanding and exercisable at December 31, 2003 is as follows, in thousands except option price and weighted average exercise price.

	Options Outstanding			Options Exercisable

		Weighted-
		Average
		Remaining	Weighted-		Weighted-
Range of	Number	Contractual	Average	Number	Average
Exercise Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price

	(In thousands except weighted average)
$0.0000 – 0.5050	767	9.4	$0.10	105	$0.09
0.5051 – 1.0100	763	5.7	0.86	749	0.86
1.0101 – 2.0200	208	6.9	1.25	190	1.25
2.0201 – 5.5000	56	6.1	4.90	34	4.87

$0.0000 – 5.5000	1,794	7.4	0.71	1,078	0.98

      Options exercisable as of December 31, 2002 and 2001 was 873,169 and 550,550, respectively.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

(i)	Loss Per Share

      The following table presents the reconciliation of the Company’s reported net loss to net loss applicable to common stockholders used for basic and diluted net loss per share:

	Years Ended December 31

	2001	2002	2003

	(In thousands except per share data)
Net loss	$(10,940)	$(12,804)	$(5,752)
Accretion of Series A preferred stock mandatory redemption obligation	(379)	—	—
Series A preferred stock redemption fee	(1,700)	—	—
Beneficial conversion feature of Series D preferred stock	(4,274)	—	—

Net loss applicable to common stockholders	(17,293)	(12,804)	(5,752)
Weighted average common shares outstanding during the period used to compute basic and diluted net loss per share	2,631	16,911	18,908

Basic and diluted net loss per share	$(6.57)	$(0.76)	$(0.30)

      The following common stock equivalents on an as-converted basis were excluded from the calculation of diluted net loss per share, as the effect would be antidilutive:

	Years Ended December 31

	2001	2002	2003

	(In thousands)
Common stock options	1,172	1,208	1,794
Common stock warrants	10	410	810
Convertible preferred stock warrants	559	559	559
Convertible promissory note	—	—	1,861
Convertible promissory note stock warrants	—	—	3,722

(j) Employee Stock Purchase Plan

      In June 2001, the Company adopted an employee stock purchase plan which became effective upon consummation of the IPO and reserved 500,000 shares of common stock for issuance under this plan. Under this plan, employees may purchase up to 1,000 shares of the Company’s common stock during each six-month offering period commencing on April 1 and October 1 of each year. The purchase price of the common stock is equal to the lower of 85% of the market price on the first and last day of each offering period. As of December 31, 2003, a total of 13,374 shares have been issued under the plan.

(k) Stockholder Rights Agreement

      On March 6, 2002, the Company adopted a Stockholder Rights Agreement, under which each common stockholder of record at the close of business on March 4, 2002 will receive a dividend of one right per share of common stock held. Each right entitles the holder to purchase one share of common stock from the Company at a price equal to $19.25 per share, subject to certain anti-dilution provisions. The rights become exercisable only in the event that a third party acquires beneficial ownership of, or announces a tender or exchange offer for, at least 15% of the then outstanding shares of the Company’s common stock and such acquisition or offer is determined by the Board of Directors to not be in the best interests of the stockholders. If the acquisition or offer were determined by the Board of Directors to be in the best interests of the stockholders, the rights may be redeemed by the Company for $0.0001 per right. The rights will expire on

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

February 25, 2012, unless earlier redeemed, exchanged or terminated in accordance with the rights agreement. As more fully described in note 13, this agreement was amended April 26, 2004.

(5)	Related Party Transactions

(a) Transactions with Northwest Hospital (Hospital)

      The Company had a $2.9 million line of credit through the Hospital, a stockholder. Borrowings bore interest at the prime rate plus 1% (9.5% at December 31, 2000), became due upon the earlier of (i) June 30, 2001, (ii) consummation of an IPO or (iii) consummation of a significant merger or substantial sale of the Company’s assets, and were secured by substantially all the assets of the Company, subordinated to the note payable to stockholder discussed in note 4(d). In 2001, the Hospital agreed to extend the line of credit through the earlier of June 30, 2002 or completion of the IPO. Interest expense related to the line of credit was $211,000 for the year ended December 31, 2001.

      The Company shared certain employees with the Hospital. The Company received reimbursement for shared employees totaling $81,000 and $28,000 in 2001 and 2002 respectively. In 2000, the Hospital began subleasing office and laboratory space from the Company for which the Company received $247,000 and $112,000 in 2001 and 2002, respectively. The subleasing of space from the Company and the sharing of certain employees with the Hospital ceased on December 31, 2002.

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

(b) Agreement With Prostagen, Inc.

      In July 1998, the Company acquired exclusive rights from Prostagen to manufacture and sell the PSMA protein in the Company’s cell-based immunotherapy for prostate cancer.

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

(c) Agreement with Medarex

      In April 2001, the Company entered into a collaboration agreement with Medarex to produce fully human monoclonal antibodies to certain antigen targets identified by us. The agreement called for joint development of antibodies

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

to at least eight cancer-associated antigen targets. Under the agreement, certain profits, losses and costs associated with the development of our HuRx products were to be shared equally by both of us, and certain other costs were borne entirely by each party. This relationship was governed by a joint steering committee composed of representatives of both companies to make development and commercialization decisions concerning jointly developed fully human monoclonal antibody product candidates. Each of us had the right to elect not to participate in the joint development of antibodies to a given antigen target and receive instead certain milestone and royalty payments on net sales. The agreement was to terminate upon the latter of one year after completion of the research activities there under, or the date on which neither party is exploiting any products developed there under. The agreement was also subject to termination if either party breached its material obligations under the agreement. In conjunction with the collaboration agreement, Medarex purchased 800,000 shares of the Company’s Series D preferred stock at $5.00 per share.

      On December 9, 2002, the Company entered into an Assignment and License Agreement wherein the Company sold certain intellectual property to Medarex, acquired certain intellectual property from Medarex and acquired the rights to certain additional intellectual property from Medarex. These targets were previously co-owned by the companies. The agreement also provides Medarex with the assignment of certain patents related to the acquired targets for the development and commercialization of antibody-based products including fully human PSMA (Prostate Specific Membrane Antigen) antibodies for the potential treatment of cancer. Medarex submitted an IND to the FDA in January 2003 to initiate a Phase I clinical trial to evaluate the fully human PSMA antibody co-developed by Medarex and ourselves as a possible treatment for hormone refractory prostate cancer. In addition, this agreement allowed for us to reacquire all development and commercialization rights the Company previously granted Medarex to five potential additional cancer-related disease targets. Pursuant to this agreement, the Company issued to Medarex 2.0 million unregistered shares of common stock and warrants to purchase 800,000 shares of our unregistered common stock.

      The 2.0 million shares of unregistered common stock were issued as follows: On December 26, 2002, the Company issued 1.0 million shares; on January 8, 2003 the Company issued 500,000 shares; and on February 9, 2003 the Company issued the final 500,000 shares. On December 9, 2002, the fair market value of the 2.0 million unregistered shares of common stock was $400,000. As of December 31, 2002, the Company recorded $200,000 of additional paid in capital and a long term liability for $200,000 for the 1.0 million unregistered shares to be issued in fiscal 2003.

      In conjunction with the December 9, 2002 Agreement, the Company issued warrants to purchase unregistered common stock as follows: on December 26, 2002, the Company issued a warrant to purchase 400,000 shares at an exercise price of $0.216 per share: on January 8, 2003, the Company issued a warrant to purchase 200,000 shares at an exercise price of $0.177 per share: and on February 9, 2003 the Company issued the final warrant to purchase 200,000 shares at an exercise price of $0.102 per share. The warrants may be exercised at any time after six months following their issue date and prior to the tenth anniversary of the issue date.

      The fair value of the 800,000 warrants was $159,678 on the date of grant which was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield 0%, risk-free interest rate of 4.17%, volatility of 191%, and a life of 10-years. As of December 31, 2002, one-half of the warrant value, $79,839, was recognized as an increase to additional paid in capital and $79,839 was recognized as a long term liability, for the 400,000 warrants to be issued in fiscal 2003.

      Also pursuant to this agreement, the Company received $3.0 million consisting of $1.0 million in cash and two payments of $1.0 million each payable in Medarex (MEDX) common stock. Medarex guaranteed the value of each payment of common stock at $1.0 million if sold within 30 days of issuance. Remaining Medarex common stock that had not been sold at December 31, 2002 was recorded as marketable securities and the $1.0 million issued in January 2003 was included as a receivable from Medarex at December 31, 2002. All such securities were sold by February 10, 2003

      The net gain recognized on the above sale of intellectual property was $2.8 million made up of the receipt of $3.0 million of cash and stock from Medarex and forgiveness of the $400,000 payable to Medarex offset by the issuance of

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

2.0 million shares of unregistered common stock and warrants to purchase 800,000 shares of common stock valued at approximately $560,000.

      On June 20, 2003, under a First Amendment to Assignment and License Agreement with Medarex, which owns approximately 13.3% of our outstanding common stock, we released Medarex from future royalty obligations in exchange for a cash payment of $816,000. The sales price of $816,000 was negotiated based on the expected discounted net present value (NPV) of a future 2% royalty obligation under that certain Assignment and License Agreement dated December 9, 2002. We received the cash payment on July 1, 2003 and recorded a non-operating gain of $816,000 in the Company’s Statements of Operations.

(d) Note Payable to Stockholder

      In July 2000, the Company obtained $1.65 million in financing in the form of a promissory note from Holmes Harbor Company, Inc., a stockholder of the Company. The note was secured by substantially all assets of the Company and bore interest at 13% with interest only payments until due on July 11, 2001.

      As an inducement to obtain the note, the Company issued fully vested warrants to purchase 10,000 shares of the Company’s common stock to the stockholder. The warrants are exercisable at $5.50 per share and expire upon the earlier of July 10, 2010 or a change in control of the Company. The fair value of the warrants was $3,238 on the date of grant determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 6.09%, volatility of 96%, and an expected life of 10 years. The fair value of the warrants was recorded as a discount on the note and was amortized to interest expense over the term of the note.

      The note was restructured in April 2001. Under the terms of the restructured note agreement, the Company repaid $825,000 plus accrued and unpaid interest. In addition, in settlement of the remaining balance due, the Company issued a convertible promissory note in the amount of $825,000 and a ten-year warrant to purchase up to 50,000 shares of the Company’s Series D preferred stock at an exercise price of $5.00 per share. The note was secured by substantially all of the assets of the Company, except for certain intellectual property, and accrued interest at a rate of 13% per annum with quarterly principal and interest payments due beginning on September 30, 2001. The fair value of the warrant was $224,935 on the date of grant determined using the Black-Scholes option pricing model. The following assumptions were used in the Black-Scholes calculation: expected dividend yield of 0%, risk free interest rate of 6.00%, volatility of 108%, and an expected life equal to the contractual term of 10 years. The fair value of the warrant was accounted for as a discount on the note and was recognized as interest expense over the stated term of the note. Additionally, the Company recorded $455,935 as additional paid-in capital for the beneficial conversion feature on the note. The beneficial conversion amount was also accounted for as a discount on the note and was charged to interest expense over the term of the note.

      Upon completion of the IPO, the Company fully repaid the outstanding balance of the note, including accrued unpaid interest, and the Series D preferred stock warrant expired unexercised.

      Interest expense on the note was approximately $141,642 for the year ended December 31, 2001.

(6) Income Taxes

      There was no income tax benefit attributable to net losses for 2001, 2002, and 2003. The difference between taxes computed by applying the U.S. federal corporate rate of 34% and the actual income tax provisions in 2001, 2002, and 2003 is primarily the result of establishing a valuation allowance on the Company’s deferred tax assets.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

      The tax effects of temporary differences and tax loss and credit carryforwards that give rise to significant portions of deferred tax assets at December 31 are comprised of the following:

	2002	2003

Net operating loss carryforwards	$12,241,976	$14,698,847
Research and development credit carryforwards	885,432	1,136,039
Depreciation and amortization	892,839	626,849
Other	807,326	355,351

Gross deferred tax assets	14,827,573	16,817,087
Less valuation allowance	(14,827,573)	(16,817,087)

Net deferred tax assets	$—	$—

      The increase in the valuation allowance for deferred tax assets for 2001, 2002, and 2003 of $3.5 million, $4.6 million, and $2.2 million, respectively, was due to the inability to utilize net operating losses and research and development credits.

      At December 31, 2003, the Company had net operating loss carryforwards for income tax purposes of approximately $43.2 million and unused research and development tax credits of approximately $1.1 million available to offset future taxable income and income taxes, respectively, expiring beginning 2018 through 2022. The Company’s ability to utilize net operating loss and credit carryforwards is limited pursuant to the Tax Reform Act of 1986, due to cumulative changes in stock ownership in excess of 50% such that some net operating losses may never be utilized.

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

(a) Lease Obligations

      The Company leases its facilities and certain equipment. Commitments for minimum rentals under noncancelable leases in effect as of December 31, 2003 are as follows (in thousands):

	Capital	Operating
	Leases	Leases

2004	$52	$263
2005	42	267
2006	11	203
2007	3	—

Total minimum lease payments	108	$733

Less amount representing interest	17

Present value of minimum lease payments	91
Less current portion	42

	$49

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Included in property and equipment are assets under capital leases totaling $352,000 and $271,000 and related accumulated amortization totaling $154,000 and $158,000 at December 31, 2002 and 2003, respectively.

      Rent expense was $798,000, $1.0 million, and $635,000 in 2001, 2002, and 2003, respectively, net of sublease income of $247,000 and $112,000 in 2001 and 2002 respectively.

(b) Legal Matters

      The Company is involved from time to time in claims, proceedings and litigation arising in the normal course of business. The Company does not believe that any present claims, proceedings or litigation, either alone or in the aggregate, will have a material adverse effect on the Company’s financial position or results of operations.

(c) Sales Tax Assessment

      On June 30, 2003, future lease obligations of approximately $9.1 million were eliminated through the termination of our prior lease when moving to a smaller facility. However, through abandoning the tenant improvements at the prior facility, on which use tax payments to the State of Washington had been qualified for tax deferral, including the disposal and impairment of previously qualified tax deferred equipment, we received a tax assessment of $491,802 on October 21, 2003 for 87.5% of the gross tax deferred on such qualified investments. The tax assessment payment was initially due on November 20, 2003. This contingent assessment is being carried as an estimated liability on the balance sheet as of December 31, 2003 and is included in general and administrative expense.

      We appealed this assessment and were granted an extension until January 21, 2004 in which to file an appeal. Our February 4, 2004 documentation to the State, citing the legal authority under which our request for a reduction was based, resulted in a meeting with the State on February 26, 2004. In response to this February 26, 2004 meeting, we have submitted, during the week of May 3, 2004, (unaudited) a proposal we feel fairly represents the exempt amounts that should be excluded from the State’s sales and/or use tax. The finalization of our appeal process is expected to take several more months. We cannot currently determine any amount that may be deducted from the assessed liability.

(9)	Notes Payable

(a) Notes Payable to Related Parties.

      The Company closed a $335,000 Secured Convertible Promissory Note and Warrant financing on November 13, 2003. The Notes have a twelve-month term and bear interest at the prime rate plus 2% ($1,749 of interest accrued at December 31, 2003). The Notes are convertible into the number of shares of common stock equal to the principal and accrued interest amount divided by (i) the price paid by investors in an offering of common stock that generates gross proceeds of at least $1.0 million; or (ii) if no such offering is completed, $0.18 which equals approximately 1,861,000 shares as of December 31, 2003.

      As part of this investment, the investors received warrants initially exercisable to acquire an aggregate of 3.7 million shares of the Company’s common stock, expiring in November 2008 subject to certain antidilution adjustments, at an exercise price to be determined as follows: (i) in the event that the Company completes an offering of its common stock generating gross proceeds to the Company of at least $1 million, then the price per share paid by investors in that offering; or (ii) if the Company does not complete such an offering, then $0.18, which was the closing price of its common stock on the date of the financing.

      Proceeds from the offering were allocated between the Notes and Warrants on a relative fair value basis. The value allocated to the warrants on the date of the grant was approximately $221,000. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 3.36%, volatility of 194%, and a contractual life of 5-years. The value of the warrants was recorded as a debt discount against the $335,000 proceeds of the Note. In addition, a beneficial conversion feature related to the

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

Notes was determined to be approximately $221,000 but is capped at the remaining value originally allocated to the Notes of approximately $114,000. As a result, the total discount on the Notes equaled the face value of $335,000 which is being amortized over the twelve-month the Notes. One and one-half months amortization, of debt discount of approximately $42,000, along with interest accretion on the Note of approximately $2,000 was recorded at December 31, 2003 resulting in Notes Payable to related parties, net of discount, at December 31, 2003 of approximately $44,000.

(b) Note Payable

      The Company had a note payable of $420,000 as of December 31, 2002 which represented short term financing of a portion of the annual premium for Directors & Officers liability insurance of which approximately $585,000 was included in prepaid assets on December 31, 2002. The note’s rate of interest was 4.546%. There were eight installments of $53,399 paid in 2003 with the note being fully paid off as of August 2003.

(10)	Unaudited Quarterly Financial Information (in thousands, except loss per share)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2002	2002	2002	2002

Total revenues	$3	$6	$—	$—
Net loss applicable to common stockholders	$(3,128)	$(4,447)	$(3,501)	$(1,728)
Net loss per share applicable to common stockholders — basic and diluted	$(0.19)	$(0.26)	$(0.21)	$(0.10)
Weighted average shares used in computing basic and diluted loss per share	16,879	16,885	16,896	16,979

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2003	2003	2003	2003

Total revenues	$69	$187	$145	$128
Net loss applicable to common stockholders	$(1,591)	$(2,102)	$(1,187)	$(872)
Net loss per share applicable to common stockholders — basic and diluted	$(0.09)	$(0.11)	$(0.06)	$(0.05)
Weighted average shares used in computing basic and diluted loss per share	18,657	18,933	19,014	19,024

(11)	Loss on Sublease

      After the Company’s fourth quarter 2002 reorganization and downsizing, the Company, as of December 31, 2002, ceased using approximately 22,000 square feet of general laboratory, Good Manufacturing Practices (GMP) space, and general administrative space at its then primary 21720 23rd Drive S.E., Bothell, Washington facility. The Company, as of December 31, 2002, remained contractually bound for the cost of this space, through the September 1, 2009 term of the original lease, and had engaged the services of a commercial real estate broker to locate suitable tenants for potential subleasing of this laboratory area, from the Company.

      The Company recognized a loss on facility sublease of $721,000, and a liability of $929,000, including deferred rent of $208,000 previously recorded, for the year ended December 31, 2002 in estimating the loss of economic benefit from vacating approximately 22,000 square feet of laboratory and administrative space at the facility. Payments over the remaining lease term would have totaled $9.9 million. The Company had not subleased any space and made its estimate of expected receipts under sublease payments based on expected fair market value rents.

      On June 30, 2003, the Company entered into a Settlement Agreement with Nexus Canyon Park, the landlord of the 21720 23rd Drive S.E., Bothell, Washington facility. Under this Settlement Agreement, Nexus Canyon Park agreed to permit premature termination of the lease and excuse the Company from future performance of lease obligations in

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS — (Continued)

exchange for 90,000 shares of its unregistered common stock with a fair value of $35,000 and Nexus’ retention of the Company’s $1.0 million lease security deposit. The Settlement Agreement resulted in an additional loss on facility sublease and lease termination of $174,000, net of deferred rent of $202,000. In June 2003, the Company moved from the facility and signed a new lease commencing July 1, 2003 for a term of 39 months with a remaining future lease obligation of approximately $733,000 as of December 31, 2003.

(12)	Impairment and Disposal of Long-lived Assets

      In connection with the Company’s fourth quarter 2002 reorganization, downsizing, and ceasing to use approximately 22,000 square feet of general laboratory, Good Manufacturing Practices (GMP) space, and general administrative space, at its 21720 23rd Drive S.E., Bothell, Washington facility, the Company made certain estimates in allocating the cost of tenant improvements to the abandoned space and made certain estimates related to the impairment of certain equipment. As a result of that analysis, the Company recognized an asset impairment loss of approximately $1.0 million in December 2002.

      Also, as a result of this fourth quarter 2002 downsizing, the Company sold $1.0 million in fixed assets recognizing a loss on retirement of fixed assets of approximately $400,000, net of depreciation and cash received of approximately $44,000, in December 2002 which is included in general and administrative expense.

      Upon signing the June 30, 2003 lease cancellation with Nexus, its prior landlord with respect to the entire prior leased space, the Company on September 30, 2003 recorded an additional loss on disposal of assets of approximately $904,000 primarily related to leasehold improvements and equipment that will not be utilized in its new location.

(13)	Subsequent Events

      On April 26, 2004 we entered into a Recapitalization Agreement with Toucan as more fully described in note 1. In connection with the recapitalization the Board of Directors and Mellon Investor Services LLC, its Rights Agent, on April 26, 2004, amended the Stockholder Rights Agreement. The definition of an “Acquiring Person” was amended to exclude Toucan Capital Fund II, L.P. and other investors selected by Toucan from the definition of “Acquiring Person” for those shares of the Company’s capital stock they acquire, or deemed to beneficially own, in connection with the Recapitalization Agreement.

      In connection with the Recapitalization Agreement with Toucan, note holders of 70% of the principal amount of the notes agreed to an amendment to their notes. The purpose of the amendment was to set the conversion price of the amended notes at $0.10 per share and change the maturity date to November 12, 2004 in the event the Company raises at least $15 million in a financing prior to that time or May 12, 2005 if the Company has not completed a $15 million financing by that date.

      Additionally, in connection with the Recapitalization Agreement, certain members of management who hold warrants to purchase common stock agreed to an amendment to their warrants. The amendment applies to all warrants held by management. The purpose of the amendment was to remove the economic anti-dilution provisions and set the warrant exercise price at the lesser of, (i) $0.10 per share, or (ii) at a 35% discount to the average closing price during the twenty trading days prior to the first closing of the sale by the Company of convertible preferred stock as contemplated by the Recapitalization Agreement discussed in note 1; provided, however, that in no event will the warrant exercise price be less than $0.04 per share.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bothell, State of Washington, on May 14, 2004.

NORTHWEST BIOTHERAPEUTICS, INC.

By:	/s/ ALTON L. BOYNTON

Alton L. Boynton
Its: President (Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ALTON L. BOYNTON, PH.D Alton L. Boynton, Ph.D.	Director	May 14, 2004

/s/ RANDALL L-W. CAUDILL, PH.D Randall L-W. Caudill, Ph.D.	Director	May 14, 2004

/s/ HAAKON RAGDE, M.D. Haakon Ragde, M.D.	Director	May 14, 2004

/s/ WAYNE L. PINES Wayne L. Pines	Director	May 14, 2004

/s/ LARRY L. RICHARDS Larry L. Richards	Controller (Principal Financial and Accounting Officer)	May 14, 2004

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Sixth Amended and Restated Certificate of Incorporation.(3.1)(1)
3.2	Bylaws of the Registrant.(3.2)(2)
4.1	Specimen Common Stock Certificate.(4.1)(2)
4.2	Amendment dated April 26, 2004 to the Northwest Biotherapeutics, Inc. Stockholders Rights Plan dated February 26, 2002 between the Company and Mellon Investors Services, LLC.*
10.1	Industrial Lease — Multiple Tenant, The Lease Agreement between Benaroya Capital Co., LLC and the Company. Effective June 18, 2003.(10.1)(1)
10.2	Amended Employment Agreement, dated November 13, 2003, between Northwest Biotherapeutics, Inc. and Dr. Alton L. Boynton.(10.1)(3)
10.3	Form of First Amendment To Warrants To Purchase Common Shares*
10.4	Form of Consent To Loan And Amendment Of Security Agreement*
10.5	Recapitalization Agreement dated April 26, 2004 between the Company and Toucan Capital Fund II, L.P. *+
10.6	Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principal amount of $50,000, dated April 26, 2004, between the Company and Toucan Capital Fund II, L.P.*
10.7	Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principal amount of $50,000, dated April 26, 2004, between the Company and Toucan Capital Fund II, L.P.*
10.8	Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principal amount of $500,000, dated April 26, 2004, between the Company and Toucan Capital Fund II, L.P.*
10.9	Warrant to purchase securities of the Company dated April 26, 2004 to Toucan Capital Fund II, L.P.*
10.10	Form of Warrant to purchase securities of the Company*
10.11	Form of Subordination Agreement*
10.12	Form of First Amendment to Convertible Secured Promissory Note*
23.1	Consent of KPMG LLP, Independent Auditors.*
31.1	Certification of President (Principal Executive Officer, Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Controller (Principal Financial and Accounting Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Controller Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	The Company has applied for confidential treatment for portions of this exhibit.

(1)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Form 10-Q on August 14, 2003.

(2)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-67350).

(3)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Form 10-Q on November 11, 2003.