Form 10-Q
period 2004-03-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2004-05-17
CIK 1072379

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

        (Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2004

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

     As of May 11, 2004, the registrant had outstanding 19,028,779 shares of common stock, $0.001 par value.

NORTHWEST BIOTHERAPEUTICS, INC.

Part I – Financial Information

     Item 1. Financial Statements

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

BALANCE SHEETS

	December 31,	March 31,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$255	$160
Accounts receivable	8	46
Prepaid expenses and other current assets	85	92

Total current assets	348	298

Property and equipment:
Leasehold improvements	69	69
Laboratory equipment	551	551
Office furniture and other equipment	128	128

	748	748
Less accumulated depreciation and amortization	(375)	(412)

Property and equipment, net	373	336

Restricted cash	105	30
Deposit and other non-current assets	45	45

	$871	$709

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Notes payable to related parties, net of discount	$44	$147
Current portion of capital lease obligations	42	42
Accounts payable	128	268
Accrued expenses	34	146
Accrued expenses, tax liability	492	492
Deferred grant revenue	—	207

Total current liabilities	740	1,302
Long-term liabilities:
Capital lease obligations, less current portion	49	38
Deferred rent	66	61

Total liabilities	$855	$1,401

Stockholders’ equity:
Preferred stock, $0.001 par value, 15,000,000 shares authorized, no shares issued or outstanding at March 31, 2004 and December 31, 2003, respectively	—	—
Common stock, $0.001 par value, 125,000,000 shares authorized, 19,028,799 and 19,027,799 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	19	19
Additional paid-in capital	64,294	64,394
Deferred compensation	(53)	(33)
Deficit accumulated during the development stage	(64,244)	(65,072)

Total stockholders’ equity	16	(692)

Commitments, contingencies and subsequent events
Total liabilities and shareholders’ equity	$871	$709

See accompanying notes to financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

			Period from
			March 18, 1996
	Three Months Ended		(Inception) to
	March 31		March 31,
	2003	2004	2004
Revenues:
Research materials sales	$—	$24	384
Contract research and development from related parties	—	—	1,128
Research grants and other	69	103	740

Total revenues	$69	$127	2,252

Operating costs and expenses:
Cost of research material sales	—	25	355
Research and development	508	229	24,203
General and administrative	1,066	557	26,401
Depreciation and amortization	87	37	2,108
Loss on facility sublease	—	—	895
Asset impairment loss	—	—	1,936

Total operating costs and expenses	1,661	848	55,898

Loss from operations	$(1,592)	$(721)	$(53,646)
Other income (expense):
Gain on sale of intellectual property to Medarex	—	—	3,656
Interest expense	(11)	(107)	(7,962)
Interest income	12	—	728

Net loss	$(1,591)	$(828)	$(57,224)
Accretion of Series A preferred stock mandatory redemption obligation	—	—	(1,872)
Series A preferred stock redemption fee	—	—	(1,700)
Beneficial conversion feature of Series D preferred stock	—	—	(4,274)

Net loss applicable to common stockholders	$(1,591)	$(828)	$(65,070)

Net loss per share applicable to common stockholders — basic and diluted	$(0.09)	$(0.04)

Weighted average shares used in computing basic and diluted loss per share	18,657	19,025

See accompanying notes to financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			Period from
			March 18, 1996
	March 31,		(Inception) to March 31,
	2003	2004	2004
Cash Flows from Operating Activities:
Net Loss	$(1,591)	$(828)	$(57,224)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	87	37	2,107
Amortization of deferred financing costs	—	—	320
Amortization of debt discount	—	96	5887
Accrued interest converted to preferred stock	—	—	260
Accreted interest on convertible promissory note	—	7	9
Stock-based compensation costs	85	20	1,062
Loss on sale and disposal of equipment	—	—	482
Gain on sale of intellectual property and royalty rights	(40)	—	(3,656)
Gain on sale of property and equipment	—	(1)	(96)
Asset impairment loss	—	—	1,936
Loss on facility sublease	—	—	895
Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	(58)	(38)	(46)
Prepaid expenses and other current assets	281	(7)	374
Accounts payable and accrued expenses	(295)	252	1,305
Accrued loss on sublease	(161)	—	(266)
Deferred grant revenue	—	207	207
Deferred rent	30	(5)	471

Net Cash used in Operating Activities	(1,662)	(260)	(45,973)

Cash Flows from Investing Activities:
Purchase of property and equipment, net	(29)	—	(4,537)
Proceeds from sale of property and equipment	44	1	96
Proceeds from sale of intellectual property	—	—	1,816
Proceeds from sale of marketable securities	1,828	—	2,000
Payment of security deposit	—	—	(45)
Restricted cash		75	1,034

Net Cash provided by Investing Activities	1,843	76	1,704

Cash Flows from Financing Activities:
Proceeds from issuance of note payable to stockholder	—	—	1,650
Repayment of note payable to stockholder	—	—	(1,650)
Proceeds from issuance of convertible promissory note and warrants, net of issuance costs	—	100	5,499
Borrowing under line of credit, Northwest Hospital	—	—	2,834
Repayment of line of credit to Northwest Hospital	—	—	(2,834)
Payment on capital lease obligations	(20)	(11)	(243)
Payment on note payable	(157)		(420)
Proceeds from issuance of preferred stock, net	—	—	27,432

			Period from
			March 18, 1996
	March 31,		(Inception) to March 31,
	2003	2004	2004
Proceeds from exercise of stock options and warrants	—	—	220
Proceeds from issuance of common stock, net	—	—	17,369
Series A preferred stock redemption fee	—	—	(1,700)
Deferred financing costs	—	—	320

Net Cash (used in) provided by Financing Activities	(177)	89	47,837

Net increase (decrease) in cash and cash equivalents	4	(95)	160
Cash and cash equivalents at beginning of period	2,539	255	—

Cash and cash equivalents at end of period	2,543	160	160

Supplemental disclosure of cash flow information — cash paid during the period for interest	11	3	1,351

Supplemental schedule of non-cash financing activities Equipment acquired through capital leases	—	—	285
Accretion of Series A preferred stock mandatory redemption obligation	—	—	1,872
Beneficial conversion feature of convertible promissory notes	—	—	1,026
Conversion of convertible promissory notes and accrued interest to Series D preferred stock	—	—	5,324
Issuance of Series C preferred stock warrants in connection with lease agreement	—	—	43
Issuance of common stock for license rights	—	—	4
Liability for and issuance of common stock and warrants to Medarex	—	—	560
Deferred compensation on issuance of stock options and restricted stock grants	—	—	471
Cancellation of options and restricted stock	—	—	844
Financing of prepaid insurance through note payable	—	—	420
Stock subscription receivable	$—	$—	$480

See accompanying notes to financial statements.

Northwest Biotherapeutics, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

(unaudited)

1. Basis of Presentation

     The accompanying unaudited financial statements for Northwest Biotherapeutics, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

     For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.

     The auditor’s report on the foregoing financial statements of the Company for the fiscal year ended December 31, 2003 states that because of recurring operating losses, a working capital deficit, and a deficit accumulated during the development stage, there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

     Had the Company recognized the compensation cost of employee stock options based on the fair value of the options on the date of grant as prescribed by SFAS No. 123, the pro-forma net loss applicable to common stockholders and related loss per share would have been adjusted to the pro-forma amounts indicated below:

	Three months ended
	March 31,
	2003	2004
Net loss applicable to common stockholders as reported	$(1,591)	$(828)
Add: Stock-based employee compensation expense included in reported net loss, net	85	20
Deduct: Stock-based employee compensation determined under fair value based method for all awards	(580)	(84)

Pro forma	$(2,086)	$(892)

	Three months ended
	March 31,
	2003	2004
Net loss per share-basic and diluted:
As reported	$(0.09)	$(0.04)
Pro forma	$(0.11)	$(0.05)

     There were no stock options granted during the three months ended March 31, 2004. The per share weighted average fair value of stock options granted during the three months ended March 31, 2003 was $0.09. These weighted average fair values were determined on the dates of grants using the following weighted average assumptions:

Three months ended March 31,
2003
Risk-free interest rate	3.43%
Expected life	5 years
Expected volatility	187%
Dividend yield	0

2. Liquidity

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

     Generally, Toucan may, in its sole discretion, elect to convert the principal and interest due under the notes into any equity security and/or debt security of the Company at any time prior to full repayment. The conversion price for any conversion of a note at the election of Toucan will be the lowest of (i) with certain exceptions, the lowest nominal or effective price per share paid by any investor of the Company at any time on or after one year prior to April 26, 2004, (ii) with certain exceptions, the lowest nominal or effective price at which any investor of the Company has a right to acquire shares of the Company pursuant to any security, instrument, or promise, undertaking, commitment, agreement or letter of intent outstanding on or after April 26, 2004 or granted, issued, extended or otherwise made available by the Company at any time on or after one year prior to April 26, 2004 and (iii) the lesser of $0.10 per share or 35% discount to the average closing price per share of the Company’s common stock during any 20 consecutive trading days (beginning with the 20 consecutive trading days prior to the effective date of the Recapitalization Agreement), but not less than $0.04 per share under this clause (iii). In addition to these conversion rights, the notes will automatically be converted into convertible preferred stock of the Company in the event the Company raises $15 million through the issuance of convertible preferred stock. In this event the conversion price would be the lowest nominal or effective price per share paid by investors other than Toucan who purchase shares of convertible preferred stock (excluding shares issuable upon exercise of the bridge warrants). If the outstanding loans, including principal and interest were converted into common stock on May 12, 2004 the conversion price would be $0.04 per share and Toucan would own 15,113,000 million shares (or 44.3%) of the Company’s outstanding capital stock.

     In connection with the loans, Toucan has received warrants to purchase up to 36.0 million shares of the Company’s capital stock at an exercise price of $0.01 per share. Any future bridge loans by Toucan up to an additional $500,000, or $1.1 million in the aggregate, would include similar conversion features and warrant coverage. Therefore, if Toucan were to loan the Company an additional $500,000, it would receive warrants to purchase an additional 30 million share of the Company’s capital stock. The warrants are exercisable for up to seven years from the date of issuance and have an exercise price of one cent ($0.01) per share. The warrants are exercisable upon the earliest of (i) the time at which the Company has raised at least $2 million through the issuance of any class or series of equity securities, debt securities or any combination thereof, (ii) at such time as the Company breaches any provision of the Recapitalization Agreement or any documents executed in connection with the Recapitalization Agreement, (iii) the time at which the Company elects to exercise its fiduciary out under the Recapitalization Agreement and accepts an unsolicited proposal, or (iv) 61 days after the date Toucan provides the Company with notice that it intends to exercise the warrant. In the event that the Company commences the proposed equity financing and issues at least $15 million of convertible preferred stock to investors other than Toucan, then the bridge warrants will automatically be exercisable for such convertible preferred stock. If, for any reason, the convertible preferred stock is not approved or authorized, or if authorized and the Company fails to issue at least $15 million of convertible preferred stock, then the bridge warrants will be exercisable for any equity security and/or debt security of the Company in any combination thereof at the election of Toucan.

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

     As of May 14, 2004, including the $600,000 borrowed from Toucan, we had approximately $313,000 in cash and cash equivalents. We believe, based on recurring operating and associated financing costs, our cash will be sufficient to fund our operations through approximately May 26, 2004. After that date we will have to seek additional funds from Toucan which Toucan is not obligated to provide to us. Under the terms of the Recapitalization Agreement, if Toucan elects not to provide additional funding to us, we are prohibited from seeking funds from any party other than Toucan for up to ten business days after May 26, 2004.

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

3.  Net Loss Per Share Applicable to Common Stockholders

     Basic and diluted net loss per share applicable to common stockholders has been computed using the weighted-average number of shares of common stock outstanding during the period, less, for the three months ended March 31, 2004, 2,000 issued and outstanding restricted shares of common stock that were subject to repurchase. Options to purchase 1,151,480 shares of common stock and warrants to purchase 5,090,748 shares of common and preferred stock were excluded from the calculation of diluted net loss per share for the three months ended March 31, 2004 as such securities were antidilutive. Options to purchase 1,736,574 shares of common stock and warrants to purchase 1,368,525 shares of common and preferred stock were excluded from the calculation of diluted net loss per share for the three months ended March 31, 2003 as such securities were antidilutive.

4.  Notes Payable to Related Parties

     The initial bridge funding period commenced on February 2, 2004 when we issued Toucan an unsecured convertible promissory note, in the amount of $50,000. On March 1, 2004, we issued Toucan a secured convertible promissory note, in the amount of $50,000. The notes were convertible at prices below the current price of our common stock at the date of issuance resulting in a beneficial conversion cost of approximately $100,000 which is being amortized over the term of the notes. On April 26, 2004, we issued Toucan a senior secured convertible promissory note and warrants, in the amount of $500,000.

     The Recapitalization Agreement stipulated that the February and March 2004 notes for $50,000 each were to be cancelled and reissued effective April 26, 2004 as two separate notes for $50,000 each and conforming to the conditions of the note signed for the April 26, 2004 bridge loan for $500,000. As a result, the notes issued in February and March 2004, respectively, have (i) a 12 month term, (ii) accrue interest at 10% per annum on a 365 day basis compounded annually from their respective original issuance dates, and are (iii) secured by a first priority senior security interest in all of the Company’s assets. The initial bridge funding period expires May 26, 2004, unless extended by Toucan.

Item. 2.  Management’s Discussion and Analysis of Financial Condition and Result of Operations

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

     From our inception through March 31, 2004, we incurred costs of approximately $24.2 million associated with our research and development activities. Because our technologies are unproven, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization.

     General and administrative expenses include salary and benefit expenses related to administrative personnel, cost of facilities, insurance, legal support, as well as amortization costs of stock options granted to employees and warrants issued to consultants for entering into commercial arrangements.

     To date, our revenues have primarily been derived from the manufacture and sale of research materials, contract research and development services, and research grants from the federal government. For the three months ended March 31, 2004, we earned approximately $24,000 in revenues from the manufacture and sale of research materials. All research material sales prior to 2002 were to one customer and sales to this one customer peaked at $129,000 in 2001. If we are to rely exclusively on revenues from the sale of our research products to fund our operations, we will need to significantly increase both the number of customers and the size of such sales. We lack high-volume manufacturing, sales and marketing experience and, as a result, we will experience significant difficulties in funding our operations through the manufacture and sale of research products.

     Our financial statements for the year ended December 31, 2003 and three months ended March 31, 2004 were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Nevertheless, we have experienced recurring losses from operations, have a working capital deficit, and have a deficit accumulated during the development stage of $65.1 million, as of March 31, 2004, that raises substantial doubt about our ability to continue as a going concern and our auditors have issued an opinion on the December 31, 2003 financial statements which states that there is substantial doubt about our ability to continue as a going concern.

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

Related Party Transactions

     On November 13, 2003, we entered into an Amended and Restated Employment Agreement with our President, Chief Operating Officer, Chief Science Officer and Secretary, wherein we eliminated any potential award of severance compensation in exchange for a one-time payment of $281,571. We also eliminated any potential award of severance compensation, totaling $33,635, to our Vice President of

Vaccine Research and Development and our Controller. Subsequently, the after-tax portion of those payments, totaling $210,000, were invested in the November 13, 2003 completed Secured Convertible Promissory Note and Warrant financing.

     It was also Management’s understanding that Washington State law considers accrued, but unpaid, wages (including possibly severance payments) a personal liability of our Directors. Management, by electing to take potential severance payments in cash in November 2003, eliminated this potential personal liability on the part of our Directors.

     In addition to the above sums, our Vice President of Vaccine Research and Development invested an additional $25,000 and another $100,000 was received from non-employee investors. These additional funds, including the after-tax severance funds, brought the total invested in the November 13, 2003 secured convertible promissory note and warrants financing to $335,000.

     The November 13, 2003 notes have a 12 month term, accrue interest at an annual rate equal to the prime rate plus 2% and initially were secured by substantially all of our assets. One of the notes is convertible into the number of shares of our common stock equal to the principal and accrued interest amount divided by (i) in the event that we complete a financing generating gross proceeds to us of at least $1 million, then the price per share paid by investors in that offering; or (ii) if we do not complete such an offering, then $0.18, which was the closing price of our common stock on the date of the financing. The principal amount of this note is $50,000. In connection with the Recapitalization Agreement with Toucan, note holders of 70% of the principal amount of the notes agreed to an amendment to their notes. The purpose of the amendment was to set the conversion price of the amended notes at $0.10 per share and change the maturity date to November 12, 2004 in the event the Company raises at least $15 million in a financing prior to that time or May 12, 2005 if the Company has not completed a $15 million financing by May 12, 2005.

     As part of the November 13, 2003 investment, the investors received warrants initially exercisable to acquire an aggregate of 3.7 million shares of our common stock, expiring November 2008 subject to certain antidilution adjustments, at an exercise price to be determined as follows: (i) in the event that we complete an offering of our common stock generating gross proceeds to us of at least $1 million, then the price per share paid by investors in that offering; or (ii) if we do not complete such an offering, then $0.18, which was the closing price of our common stock on the date of the financing. In connection with the Recapitalization Agreement discussed below, certain members of management who hold warrants agreed to an amendment to their warrants. The amendment applies to all warrants issued in the November 13, 2003 financing. The purpose of the amendment was to remove the economic anti-dilution provisions and set the warrant exercise price at the lesser of (i) $0.10 per share or (ii) a 35% discount to the average closing price during the twenty trading days prior to the first closing of the sale by the Company of convertible preferred stock as contemplated by the Recapitalization Agreement but not less than $0.04 per share.

     Proceeds from the November 13, 2004 offering were allocated between the notes and warrants on a relative fair value basis. The value allocated to the warrants on the date of the grant was approximately $221,000. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 3.36%, volatility of 194%, and an contractual life of 5-years. The value of the warrants was recorded as a deferred debt discount against the $335,000 proceeds of the notes. In addition, a beneficial conversion feature related to the notes was determined to be approximately $221,000 but is capped at the remaining value originally allocated to the notes of approximately $114,000. As a result, the total discount on the notes equaled the face value of $335,000 which is being amortized over the twelve-month term of the notes. Amortization of deferred debt discount of approximately $83,750, along with interest accretion on the note of approximately $5,134, was recorded during the three months ended March 31, 2004 resulting in notes payable to related parties, net of discount, at March 31, 2004 of approximately $133,000.

Toucan Financing

     In an effort to continue to fund our operations, on April 26, 2004 we entered into a Recapitalization Agreement with Toucan. In connection with the Recapitalization Agreement we issued Toucan three 10% convertible promissory notes in the aggregate principal amount of $600,000. We also issued Toucan a warrant to purchase 36.0 million shares of our capital stock.

     Pursuant to the Recapitalization Agreement, on April 26, 2004 Toucan loaned the Company $500,000. Since February 1, 2004 Toucan has loaned the Company a total of $600,000, including the $500,000 loan on April 26, 2004. The recent borrowing from Toucan should allow the Company to fund its operations for approximately 30 days, or until approximately May 26, 2004. Toucan has the option to loan additional amounts to the Company during this bridge period, but is not obligated to do so. These loans accrue interest at 10% per year and are also convertible into capital stock of the Company.

Initial Bridge Funding

     The initial bridge funding period commenced on February 2, 2004 when we issued Toucan an unsecured convertible promissory note, in the amount of $50,000. On March 1, 2004, we issued Toucan a secured convertible promissory note, in the amount of $50,000. The notes were convertible at prices below the current price of our common stock at the date of issuance resulting in a beneficial conversion cost of approximately $100,000 which is being amortized over the term of the notes. Amortization of beneficial conversion feature of $14,000 was recorded for the three months ended March 31, 2004. On April 26, 2004, we issued Toucan a senior secured convertible promissory note and warrants, in the amount of $500,000.

     The Recapitalization Agreement stipulated that the February and March 2004 notes for $50,000 each were to be cancelled and reissued effective April 26, 2004 as two separate notes for $50,000 each and conforming to the conditions of the note signed for the April 26, 2004 bridge loan for $500,000. As a result, the notes issued in February and March 2004, respectively, have (i) a 12 month term, (ii) accrue interest at 10% per annum on a 365 day basis compounded annually from their respective original issuance dates, and are (iii) secured by a first priority senior security interest in all of the Company’s assets. The initial bridge funding period expires May 26, 2004, unless earlier terminated or extended by Toucan.

     During the bridge period, Toucan and the Company have agreed to cooperate and use their best efforts to restart the Company’s development programs and to take the necessary actions to enable the Company to ultimately complete an equity financing. At its election, Toucan will lead all bridge period activities after consultation with the Company. The bridge period activities will include without limitation: (i) negotiation and execution of contract manufacturing arrangements for good manufacturing practice sourcing and handling of dendritic cells, (ii) analysis of the intellectual property of the Company, (iii) identification and pursuit of additional antigens to establish a product pipeline for the Company, through negotiation and execution of binding letters of intent or agreements for one or more licensing and/or merger and acquistion transactions, (iv) clarification and analysis of licensing terms and costs for license of IL-4, (v) preparation of an updated business plan, budgets, regulatory plan, manufacturing plans, and intellectual property analyses, (vi) preparation of an investor package and due diligence binders to facilitate review and due diligence by prospective equity investors, (vii) evaluation of potential structures for the anticipated equity financing, (viii) analysis and determination, satisfactory to Toucan, of what reverse stock splits should be taken by the Company (including terms, conditions and timing), and preparations for implementation of the transactions decided upon, including, without limitation, Toucan’s consent and regulatory filings, and (ix) assembly of a financing syndicate for the anticipated equity financing, and determination of the amounts and timing of such financing.

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

     During the bridge period and so long as any bridge funding remains outstanding, the Company is required to comply with certain covenants relating to financial matters, handling of intellectual property, issuance of any equity or debt securities, handling of Tangential Flow Filtration devices, confidentiality and exclusivity and other material matters. Specifically, during the bridge period and the equity financing period the Company is required to: (i) coordinate with Toucan on the preparation and filing of its reports and, (ii) refrain from hiring any new people in any capacity except in accordance with the Company’s budget that has been approved by the Company’s board of directors and Toucan, (iii) refrain from entering into or revising any severance or similar agreements without the prior written approval of Toucan, (iv) refrain from acquiring or leasing any asset or facility outside the ordinary course of business in an amount in excess of $10,000, in the aggregate, except in accordance with the Company’s budget that has been approved by the Company’s board of directors and Toucan.

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

     The conversion price for any discretionary conversion will be the lowest of, (i) with certain exceptions, the lowest nominal or effective price per share paid by any investor at any time on or after the date one year prior to April 26, 2004, (ii) with certain exceptions, the lowest nominal or effective price at which any investor is entitled to acquire shares (including, without limitation, through purchase, exchange, conversion or exercise) pursuant to any other security, instrument, or promise, undertaking, commitment, agreement or letter of intent of the Company outstanding on or after April 26, 2004 or granted, issued, extended or otherwise made available by the Company at any time on or after the date one year prior to April 26, 2004 (regardless of whether currently exercisable or convertible), and (iii) the lesser of $0.10 per share or a 35% discount to the average closing price per share of the common stock during any twenty consecutive trading days (beginning with the twenty consecutive trading days prior to April 26, 2004) but not less than $0.04 per share under this clause (iii).

     As of May 12, 2004, the bridge notes, including principal and accrued interest, are convertible at $0.04 per share for a total of 15,113,000 shares (or 44.3%) of common stock.

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

Anticipated Equity Financing

     The proposed equity financing provides for the potential issuance and sale of up to $40 million of convertible preferred stock (including any shares issuable upon conversion of bridge funding, but not including any shares issuable upon exercise of warrants, options, and similar instruments or obligations), in one or more closings over a period of 12 months from the first closing of the sale of convertible preferred stock. If issued, the convertible preferred stock will be issued at a price per share equal to the lesser of $0.10 (as adjusted for stock splits, stock dividends and the like) or a 35% discount to the average closing price of the Company’s common stock during the twenty trading days prior to the first closing of the proposed equity financing, but not less than $0.04 per share. The proposed equity financing is contingent upon the Company complying with covenants in the Recapitalization Agreement and locating investors who are willing to invest in the Company on the terms proposed.

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

     The Company has also agreed to issue $8 million in warrant coverage on the first $8 million of convertible preferred stock purchased for cash. Preferred stock warrants will be exercisable for additional shares of convertible preferred stock. Preferred stock warrants shall not be issued upon conversion of notes, exercise of warrants, or other conversion or exercise. The number of shares issuable upon exercise of warrants to be so issued will be determined on the basis of $0.10 per share (subject to adjustment for stock splits, stock dividends and the like), and the aggregate number of shares for which the holders of preferred stock warrants will be able to exercise such warrants will therefore be 80.0 million shares.

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

Standstill; Termination of Obligation to Effect Anticipated Equity Financing

     During the bridge period and the equity financing period (but excluding the periods from February 18, 2004 through February 29, 2004 and March 16, 2004 through April 26, 2004), we have agreed to refrain from working with, or entering into discussions with any other party, other than Toucan, for a potential equity financing, debt financing, joint venture, license, co-development or other business arrangement, or merger, consolidation, business combination or sale of all or substantially all of our assets.

     The Company’s obligation to effect the proposed equity financing will terminate in the event that the Company has not raised at least $2 million through the issuance of any class or series of equity security, debt security and/or combinations thereof (including, without limitation, any conversion of any notes and/or other convertible or exercisable securities and/or instruments of any kind) within 180 days of April 26, 2004. In the event that the Company’s obligation to effect the proposed equity financing is terminated, the standstill period described above will immediately end and the Company will be free to solicit investments from parties other than Toucan.

Results of Operations

Three Months Ended March 31, 2004 and 2003

     Total Revenues. Revenues increased from $69,000 for the three months ended March 31, 2003 to $127,000 for the three months ended March 31, 2004. The research material sales component of revenue increased to $24,000 for the three months ended March 31, 2004. Research grant income is the remaining revenue component which increased from $69,000 for the three months ended March 31, 2003 to $103,000 for the three months ended March 31, 2004. The increase in grant revenue represents reimbursement of increased grant research expenditures relative to the availability of federal funds. The availability of our federal research grant funds was dependent upon the government’s approval of our grant’s second year, non-competing renewal which was approved in the first quarter 2004.

     Cost of Research Material Sales. Cost of research material sales increased to $25,000 for the three months ended March 31, 2004. Our research materials supply agreement with our sole customer expired in late 2002 resulting in no sales activity occurring during the three months ended March 31, 2003. Our efforts to sell research reagents to a broader base of customers commenced approximately mid-year 2003 with an expected increase in direct material and labor costs. We are unable to project when, if ever, our sales of research materials will attain profitability.

     Research and Development Expense. Research and development expense decreased 55% from $508,000 for the three months ended March 31, 2003 to $229,000 for the three months ended March 31, 2004. This decrease was primarily due to the November 2002 suspension of all clinical trial activity for our DCVax product candidates and the withdrawal of our Investigational New Drug Application (IND) for DCVax-Prostate, and for DCVax-Lung and the accompanying reduction in material and personnel costs associated with these activities.

     General and Administrative Expense. General and administrative expense decreased 44% from $1.0 million for the three months ended March 31, 2003 to $557,000 for the three months ended March 31, 2004. This decrease was primarily due to the October 9, 2002 directive from our Board of Directors to initiate immediate actions to conserve cash and the resulting staff reductions and other cost reduction steps implemented.

     Depreciation and Amortization. Depreciation and amortization decreased 58% from $87,000 for the three months ended March 31, 2003 to $37,000 for the three months ended March 31, 2004. This decrease was primarily due to approximately $904,000, net, of equipment and leasehold improvements write-offs for the year ended December 31, 2003.

     Total Other Income (Expense), Net Interest expense increased from $11,000 for the three months ended March 31, 2003 to $107,000 for the three months ended March 31, 2004. This increase was due primarily to recognizing approximately $96,000 of interest expense relative to the debt discount associated with the November 13, 2003 Secured Convertible Promissory Note and Warrants debt financing and the debt discount associated with the February 2, 2004 and March 1, 2004, $50,000 bridge loans from Toucan. Interest income decreased from $12,000 for the three months ended March 31, 2003 to zero for the three months ended March 31, 2004. This decrease was primarily due to the decline in market interest rates and having lower average cash balances during the three months ended March 31, 2004

Liquidity and Capital Resources

General Discussion

     Through abandoning the tenant improvements at our prior facility, on which use tax payments to the State of Washington had been qualified for tax deferral, including the disposal and impairment of previously qualified tax deferred equipment, we received a tax assessment of $492,000 on October 21, 2003 for 87.5% of the gross tax deferred on such qualified investments. The tax assessment payment was initially due on November 20, 2003. This contingent assessment is being carried as an estimated liability on the balance sheet as of March 31, 2004 and in the fourth quarter 2003 was included in general and administrative expense.

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

     As of May 14, 2004, including the $600,000 borrowed from Toucan, we had approximately $313,000 in cash and cash equivalents. We believe, based on recurring operating and associated financing costs, our cash will be sufficient to fund our operations through approximately May 26, 2004. After that date we will have to seek additional funds from Toucan which Toucan is not obligated to provide to us. Under the terms of the Recapitalization Agreement, if Toucan elects not to provide additional funding to us, we are prohibited from seeking funds from any party other than Toucan for up to ten business days after May 26, 2004.

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

     Our independent auditors have indicated in their report on our financial statements included in our December 31, 2003 annual report on Form 10-K, that there is substantial doubt about our ability to continue as a going concern. We need to raise significant additional funding to continue our operations, conduct research and development activities, pre-clinical studies and clinical trials necessary to bring our product candidates to market. However, additional funding may not be available on terms acceptable to us or at all. The alternative of issuing additional equity or convertible debt securities also may not be available and, in any event, would result in additional dilution to our stockholders.

Asset Sales and Sources of Cash

     On April 8, 2003, we were awarded a National Institutes of Health (NIH) cancer research grant. The total first year grant award was for approximately $318,000 and has been earned under the grant and was recognized in revenue through the year ended December 31, 2003. The total award for fiscal 2004 was approximately $328,000, comprised of approximately $198,000 authorized for direct grant research expenditures and approximately $130,000 authorized for use to cover our facilities and administrative overhead costs. Total grant revenues of $421,000, from the April 2003 grant’s inception through March 31, 2004, have been recognized through March 31, 2004. Approximately $225,000 of the grant’s original award remains to be utilized of which $207,000 has been received and is included in deferred grant revenue.

     On April 21, 2003, because we had received frequent requests from researchers for access to our cancer-associated monoclonal antibodies, human dendritic cells, and dendritic cell precursors (monocytes), we announced our entry into the Research Reagents Market. We earned approximately $24,000 in revenue for the three months ended March 31, 2004 from the manufacture and sale of research materials. However, we have limited manufacturing facilities and expertise to produce our research products and the commercial success of any of our research products will depend upon the strength of our sales and marketing efforts. We are unable to project when, if ever, its sales of research materials will attain profitability.

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

Recapitalization Plan

     In an effort to continue to fund our operations, On April 26, 2004 we entered into a Recapitalization Agreement with Toucan. The Recapitalization Agreement calls for the possible recapitalization of the Company. At Toucan’s option, and if successfully implemented, the recapitalization could provide the company with up to $40 million through the issuance of new securities to Toucan and a syndicate of investors selected by Toucan. Following the recapitalization, Toucan and the investor syndicate would potentially own, on a combined basis, over 90% of the outstanding capital stock of the Company. The proposed potential recapitalization would occur in two stages, a bridge period which expires July 23, 2004, unless earlier terminated or extended by Toucan, followed by a potential equity financing.

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

     In addition, the February and March 2004 notes, $50,000 each, were convertible at prices below the current price of our common stock at the date of issuance resulting in a beneficial conversion cost of approximately $100,000. The approximate $100,000 value of the beneficial conversion feature was recorded as a debt discount against the $100,000 proceeds of the notes. The debt discount is being amortized over the 12 month term of the notes with $12,050 of amortization recognized as interest expense for the three months ended March 31, 2004.

     The Recapitalization Agreement stipulated that the February and March 2004 notes for $50,000 each were to be cancelled and reissued effective April 26, 2004 as two separate notes for $50,000 each and conforming to the conditions of the note signed for the April 26, 2004 bridge loan for $500,000. As a result, the notes issued in February and March 2004, respectively, have (i) a 12 month term, (ii) accrue interest at 10% per annum on a 365 day basis compounded annually from their respective original issuance dates, and are (iii) secured by a first priority senior security interest in all of the Company’s assets. The initial bridge funding period expires May 26, 2004, unless extended by Toucan.

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

Uses of Cash

     We used $260,000 in cash for the operating activities during the three months ended March 31, 2004, compared to $1.6 million for the three months ended March 31, 2003. The decrease in cash used in operating activities from 2003 to 2004 was primarily the result of the October 9, 2002, initiation of substantial steps to conserve cash, including: (i) the suspension of all clinical trial activities; (ii) the sale of certain fixed assets; (iii) the relocation and consolidation of our facilities; (iv) a significant reduction in force (including the termination of our Chief Executive Officer, Chief Financial Officer, and Chief Medical Officer; and (v) the sale of significant portions of our intellectual property portfolio.

     We generated $76,000 in cash from investing activities during the three months ended March 31, 2004 compared to $1.8 million provided by investing activities during the three months ended March 31, 2003. The cash provided during the three months ended March 31, 2004 consisted primarily of restricted cash released as collateral for the Company’s credit cards.

Factors That May Affect Results of Operations and Financial Condition

     This section briefly discusses certain risks that should be considered by our stockholders and prospective investors. You should carefully consider the risks described below, together with all other information included in the December 31, 2004 annual report on Form 10-K and the information incorporated by reference. If any of the following risks actually occur, our business, financial condition or operating results could be harmed. In such case, you could lose all of your investment.

Control by Toucan Capital Fund II, LP of a large percentage of our voting stock and Toucan’s rights under the Recapitalization Agreement may permit Toucan to influence the Company in a way that can adversely affect our stock price

     As of May 12, 2004 Toucan has the right to acquire up to 15,113,000 shares (or 44.3%) of our outstanding capital stock and an additional 36.0 million shares upon exercise of a warrant. In addition, under the terms of the Recapitalization Agreement, we are required to consult with Toucan on how we conduct many aspects of our business. As a result, Toucan has significant authority over how we presently conduct our business, and with its stock acquisition rights, could influence all matters requiring stockholder approval. This control may cause us to conduct our business differently from the way we have in the past. The concentration of ownership may also delay, deter or prevent acts that would result in a change in control, which, in turn, could reduce the market price of our common stock.

We will need to raise additional capital which may not be available.

     As of May 14, 2004, including the $600,000 borrowed from Toucan, we had approximately $313,000 in cash and cash equivalents. We believe, based on recurring operating and associated financing costs, our cash will be sufficient to fund our operations through approximately May 26, 2004. After that date we will have to seek additional funds from Toucan which Toucan is not obligated to provide to us. Under the terms of the Recapitalization Agreement we are prohibited from seeking funds from any party other than Toucan for up to ten business days after May 26, 2004.

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

     We have incurred net losses every year since our incorporation in July 1998 and, as of March 31, 2004, we had a deficit accumulated during the development stage of approximately $65.1 million. We have had net losses applicable to common stockholders for the prior three years as follows:

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

     We have had a limited operating history and are at an early stage of development. We may not be able to achieve revenue growth in the future. We have generated the following limited revenues for the prior three years.

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

     From approximately October 2002 through March 22, 2004, we reduced our research and administrative staff by approximately sixty-three members. Our remaining staff, as of May 12, 2004, consisted of six full-time employees and two part-time employees.

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

     Our amended and restated certificate of incorporation, bylaws and stockholder rights plan contain provision that could delay or prevent a change in our management team. Some of these provisions:

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

     Item 4. Controls and Procedures

     (a) Evaluation of disclosure controls, procedures, and internal controls

     Our President (Principal Executive Officer) and our Controller (Principal Financial and Accounting Officer), after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and internal control over financial reporting, as of the date of this quarterly report, have concluded that, as of March 31, 2004, our disclosure controls and procedures were adequate to ensure that material information relating to the registrant and its consolidated subsidiaries would be made known to them by others within those entities. In addition, our President and our Controller have determined that our internal control over financial reporting is sufficient to provide reasonable assurance that; (i) our records accurately and fairly reflect our transaction and our disposition of our assets; (ii) allow transactions to be recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of our Company are only being made in accordance with authorizations of management and Company Directors; and (iii) the Company prevents or timely detects the unauthorized acquisition, use, or disposition of assets that could have a material effect on our financial statements.

     (b) Changes in internal controls.

     To our knowledge, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls during the quarter ended March 31, 2004.

Part II — Other Information

     Item 1. Legal Proceedings

          We are not a party to any material legal proceedings.

     Item 2. Changes in Securities and Use of Proceeds

          None

     Item 3. Defaults upon Senior Securities

          None

     Item 4. Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of our stockholders during the quarter ended March 31, 2004.

     Item 5. Other Information

          None

     Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits

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

     b) Reports of Form 8-K

On February 20, 2004 we filed a report on Form 8-K to report the resignation of Daniel O. Wilds as Chairman and Chief Executive Officer and as a member our Board of Directors.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC

Dated: May 17, 2004	By:	/s/ Alton L. Boynton

Alton L. Boynton
President (Principal
Executive Officer)

Dated: May 17, 2004	By:	/s/ Larry L. Richards

Larry L. Richards
Controller
(Principal Financial and
Accounting Officer)

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Sixth Amended and Restated Certificate of Incorporation. (3.1) (1)

3.2	Bylaws of the Registrant. (3.2) (2)

4.1	Specimen Common Stock Certificate. (4.1) (2)

4.2	Amendment dated April 26, 2004 to the Northwest Biotherapeutics, Inc. Stockholders Rights Plan dated February 26, 2002 between the Company and Mellon Investors Services, LLC.

10.1	Industrial Lease – Multiple Tenant, The Lease Agreement between Benaroya Capital Co., LLC and the Company. Effective June 18, 2003. (10.1) (1)

10.2	Amended Employment Agreement, dated November 13, 2003, between Northwest Biotherapeutics, Inc. and Dr. Alton L. Boynton. (10.1) (3)

10.3	Form of First Amendment To Warrants To Purchase Common Shares. (10.3) (4)

10.4	Form of Consent To Loan And Amendment Of Security Agreement. (10.4) (4)

10.5	Recapitalization Agreement dated April 26, 2004 between the Company and Toucan Capital Fund II, L.P., (10.5) (4)+

10.6	Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principal amount of $50,000, dated April 26, 2004, between the Company and Toucan Capital Fund II, L.P., (10.6) (4)

10.7	Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principal amount of $50,000, dated April 26, 2004, between the Company and Toucan Capital Fund II, L.P., (10.7) (4)

10.8	Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principal amount of $500,000, dated April 26, 2004, between the Company and Toucan Capital Fund II, L.P., (10.8) (4)

10.9	Warrant to purchase securities of the Company dated April 26, 2004 to Toucan Capital Fund II, L.P., (10.9) (4)

10.10	Form of Warrant to purchase securities of the Company. (10.10) (4)

10.11	Form of Subordination Agreement. (10.11) (4)

10.12	Form of First Amendment To Convertible Secured Promissory Note. (10.12) (4)

31.1	Certification of President (Principal Executive Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Controller (Principal Financial and Accounting Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Controller Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	The Company has applied for confidential treatment for portions of this exhibit.

(1)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Form 10-Q on August 14, 2003.

(2)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-67350).

(3)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Form 10-Q on November 11, 2003.

(4)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Form 10-K on May 14, 2004.