Form 10-Q
period 2004-06-30
NORTHWEST BIOTHERAPEUTICS INC
filed 2004-08-16
CIK 1072379

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2004

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

     As of August 13, 2004, the registrant had outstanding 19,028,779 shares of common stock, $0.001 par value.

NORTHWEST BIOTHERAPEUTICS, INC.

Part I — Financial Information

     Item 1. Financial Statements

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

BALANCE SHEETS
(in thousands)
(Unaudited)

	December 31,	June 30,
	2003	2004
ASSETS
Current assets:
Cash and cash equivalents	$255	$329
Accounts receivable	8	7
Prepaid expenses and other current assets	85	47

Total current assets	348	383

Property and equipment:
Leasehold improvements	69	69
Laboratory equipment	551	551
Office furniture and other equipment	128	128

	748	748
Less accumulated depreciation and amortization	(375)	(449)

Property and equipment, net	373	299

Restricted cash	105	30
Deposit and other non-current assets	45	45

	$871	$757

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable to related parties, net of discount	$44	$337
Current portion of capital lease obligations	42	42
Accounts payable	128	334
Accrued expenses	34	65
Accrued expenses, tax liability	492	492
Deferred grant revenue	—	105

Total current liabilities	740	1,375
Long-term liabilities:
Capital lease obligations, less current portion	49	28
Deferred rent	66	59

Total liabilities	$855	$1,462

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 15,000,000 shares authorized, no shares issued or outstanding at December 31, 2003 and June 30, 2004, respectively	—	—
Common stock, $0.001 par value, 125,000,000 shares authorized, 19,027,779 and 19,028,779 shares issued and outstanding at December 31, 2003 and June 30, 2004, respectively	19	19
Additional paid-in capital	64,294	65,394
Deferred compensation	(53)	(27)
Deficit accumulated during the development stage	(64,244)	(66,091)

Total stockholders’ equity (deficit)	16	(705)

Commitments, contingencies and subsequent events
Total liabilities and stockholders’ equity (deficit)	$871	$757

See accompanying notes to financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Period from
					March 18, 1996
					(inception) to
	2003	2004	2003	2004	June 30, 2004
Revenues:
Research material sales	$7	$10	$7	$34	$394
Contract research and development from related parties	—	—	—	—	1,128
Research grants	180	106	249	209	846

Total revenues	187	116	256	243	2,368

Operating expenses:
Cost of research material sales	40	6	40	31	361
Research and development	500	142	1,008	371	24,345
General and administrative	1,437	706	2,503	1,263	27,107
Depreciation and amortization	50	37	137	74	2,145
Accrued loss on facility sublease	174	—	174	—	895
Asset impairment loss	904	—	904	—	1,936

Total operating expenses	3,105	891	4,766	1,739	56,789

Loss from operations	(2,918)	(775)	(4,510)	(1,496)	(54,421)

Other income (expense):
Gain on sale of intellectual rights	816	—	816	—	3,656
Interest expense	(8)	(245)	(19)	(352)	(8,207)
Interest income	8	1	20	1	729

Net loss	(2,102)	(1,019)	(3,693)	(1,847)	(58,243)
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	(1,872)
Series A preferred stock redemption fee	—	—	—	—	(1,700)
Beneficial conversion feature of Series D preferred stock	—	—	—	—	(4,274)

Net loss applicable to common stockholders	$(2,102)	$(1,019)	$(3,693)	$(1,847)	$(66,089)

Net loss per share applicable to common stockholders — basic and diluted	$(0.11)	$(0.05)	$(0.20)	$(0.10)

Weighted average shares used in computing basic and diluted loss per share	18,933	19,027	18,296	19,026

See accompanying notes to condensed financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

			Period from
			March 18, 1996
	June 30,		(Inception) to June 30,
	2003	2004	2004
Cash Flows from Operating Activities:
Net Loss	$(3,693)	$(1,847)	$(58,243)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	137	74	2,144
Amortization of deferred financing costs	—	—	320
Amortization of debt discount	—	319	6,110
Accrued interest converted to preferred stock	—	—	260
Accreted interest on convertible promissory note	—	26	28
Stock-based compensation costs	169	26	1,068
Loss on sale and disposal of property and equipment	904	—	482
Gain on sale of intellectual property and royalty rights	(816)	—	(3,656)
Gain on sale of property and equipment	—	(36)	(131)
Asset impairment loss	—	—	1,936
Loss on facility sublease	174	—	895
Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	(85)	1	(7)
Prepaid expenses and other current assets	426	38	419
Accounts payable and accrued expenses	(197)	237	1,290
Accrued loss on sublease	(266)	—	(266)
Deferred grant revenue	—	105	105
Deferred rent	44	(7)	469

Net Cash used in Operating Activities	(3,203)	(1,064)	(46,777)

Cash Flows from Investing Activities:
Purchase of property and equipment, net	(134)	—	(4,537)
Proceeds from sale of property and equipment	44	36	131
Proceeds from sale of intellectual property	—	—	1,816
Proceeds from sale of marketable securities	1,828	—	2,000
Payment of security deposit	—	—	(45)
Transfer of restricted cash		75	(1,034)

Net Cash provided by (used in) Investing Activities	1,738	111	(1,669)

Cash Flows from Financing Activities:
Proceeds from issuance of note payable to stockholder	—	—	1,650
Repayment of note payable to stockholder	—	—	(1,650)
Proceeds from issuance of convertible promissory note and warrants, net of issuance costs	—	1,100	6,499
Repayment of convertible promissory note	—	(52)	(52)
Borrowing under line of credit, Northwest Hospital	—	—	2,834
Repayment of line of credit to Northwest Hospital	—	—	(2,834)
Payment on capital lease obligations	(50)	(21)	(253)
Payment on note payable	(315)	—	(420)
Proceeds from issuance of preferred stock, net	—	—	27,432

			Period from
			March 18, 1996
	June 30,		(Inception) to June 30,
	2003	2004	2004
Proceeds from exercise of stock options and warrants	—	—	220
Proceeds from issuance of common stock, net	—	—	17,369
Series A preferred stock redemption fee	—	—	(1,700)
Deferred financing costs	—	—	(320)

Net Cash (used in) provided by Financing Activities	(365)	1,027	48,775

Net increase (decrease) in cash and cash equivalents	(1,830)	74	329
Cash and cash equivalents at beginning of period	2,539	255	—

Cash and cash equivalents at end of period	709	329	329

Supplemental disclosure of cash flow information — cash paid during the period for interest	18	7	1,384

Supplemental schedule of non-cash financing activities
Equipment acquired through capital leases	—	—	285
Accretion of Series A preferred stock mandatory redemption obligation	—	—	1,872
Beneficial conversion feature of convertible promissory notes	—	—	1,026
Conversion of convertible promissory notes and accrued interest to Series D preferred stock	—	—	5,324
Issuance of Series C preferred stock warrants in connection with lease agreement	—	—	43
Issuance of common stock for license rights	—	—	4
Liability for and issuance of common stock and warrants to Medarex	280	—	840
Deferred compensation on issuance of stock options and restricted stock grants	—	—	711
Cancellation of options and restricted stock	—	—	844
Financing of prepaid insurance through note payable	—	—	420
Stock subscription receivable	$—	$—	$480

See accompanying notes to financial statements.

Northwest Biotherapeutics, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

(unaudited)

1. Basis of Presentation

     The accompanying unaudited financial statements for Northwest Biotherapeutics, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

     For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission.

     The auditor’s report on the foregoing financial statements of the Company for the fiscal year ended December 31, 2003 states that because of recurring operating losses, a working capital deficit, and a deficit accumulated during the development stage, there is substantial doubt about the Company’s ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

     Had the Company recognized the compensation cost of employee stock options based on the fair value of the options on the date of grant as prescribed by SFAS No. 123, the pro-forma net loss applicable to common stockholders and related loss per share would have been adjusted to the pro-forma amounts indicated below:

	Three months ended June 30,		Six months ended June 30,
	2003	2004	2003	2004
Net loss applicable to common stockholders
As reported	(2,102)	(1,019)	(3,693)	(1,847)
Add: Stock-based employee compensation expense included in reported net loss, net	84	7	169	26
Deduct: Stock-based employee compensation determined under fair value based method for all awards	(100)	(67)	(226)	(152)

Pro forma	(2118)	(1,079)	(3,750)	(1,973)

Net loss per share-basic and diluted:
As reported	(0.11)	(0.05)	(0.20)	(0.10)
Pro forma	(0.11)	(0.06)	(0.20)	(0.10)

     There were no stock options granted during the six months ended June 30, 2004. The per share weighted average fair value of stock options granted during the three months ended June 30, 2003 was $0.02. The per share weighted average fair values of stock options granted during the six months ended June 30, 2003 was $0.09. These weighted average fair values were determined on the dates of grants using the following weighted average assumptions:

	Three months ended June 30, 2003	Six months ended June 30, 2003
Risk-free interest rate	3.11%	3.11%
Expected life	5 years	5 years
Expected volatility	207%	207%
Dividend yield	0	0

2. Liquidity

     Since the beginning of 2002, the Company’s management and Board of Directors recognized that the Company did not have sufficient working capital to fund its operations for more than 12 months and needed to raise additional capital from third parties in order to continue its clinical and research programs. In April 2002 the Company retained an investment bank to assist it in raising capital. Due to the economic climate in 2002 and declining stock prices of biotechnology companies, including the Company’s stock price, the Company was unable to raise additional capital. In July 2002 the Company retained an additional investment banking firm to assist it in exploring various strategic options including raising additional capital, licensing our technology to a third party, or merger with another company. The Company contacted over 50 biotechnology companies and over 20 large pharmaceutical companies in an attempt to explore these options without success. With Board approval, and in order to conserve cash, from September of 2002 through April of 2003 we reduced our staff from 67 to 8 employees, shut down the Phase III clinical trial for hormone refractory prostate cancer, our Phase I trial for non-small cell lung cancer and inactivated our Phase II clinical trial for brain cancer which currently remains open with the Food and Drug Administration.

     In addition, the Company moved its corporate headquarters to a smaller facility and reduced lease payments by $75,000 per month. The Company’s management attempted to negotiate several bridge loans with various investment banks, but did not consummate any of them because the Company’s Board of Directors did not consider the terms to be in the best interest of the Company or its stockholders. In October of 2003, the Company obtained bridge funding from management raising $335,000 which enabled the Company to continue operating into the first quarter of 2004. The Company retained another investment bank to help raise additional working capital, contacting several hundred prospective investors including numerous venture capital funds. After much discussion by our Board of Directors taking into consideration the Board’s and management’s comprehensive search of a viable option for the Company, including winding up our operations, the Board believed it in the best interest of the Company and its stockholders to enter into a bridge loan with Toucan Capital Fund, L.P. (“Toucan”). While the terms of the bridge loan imposed significant restraints on how the Company operated its business, obtaining the funding was the Company’s only viable option for continuing its operations and attempting to create future value for its stockholders. To date the Company has entered into several bridge loans beginning in February 2004 through July 2004, and an Amended and Restated Recapitalization Agreement, with the objective of potentially raising $40 million, provided a syndicate of investors could be identified. To date, the Company has accepted $3.1 million in loans from Toucan, using the proceeds to fund operations and to develop jointly, with Toucan, a new business strategy focusing on the Company’s strengths.

     On April 26, 2004 we entered into a Recapitalization Agreement with Toucan Capital Fund II, L.P. (“Toucan”). On July 30, 2004, the Company and Toucan agreed to amend and restate the Recapitalization Agreement (the “Amended and Restated Recapitalization Agreement”). In connection with entering into the Amended and Restated Recapitalization Agreement, the Company received a $2.0 million loan from Toucan on July 30, 2004. The Amended and Restated Recapitalization Agreement contemplates a proposed equity financing that would provide for the potential issuance and sale of up to $40 million of convertible preferred stock (including any shares issuable upon conversion of bridge funding, but not including any shares issuable upon exercise of warrants, options, and similar instruments or obligations), in one or more closings over a period of 12 months from the first closing of the sale of convertible preferred stock. If issued, the convertible preferred stock will be issued at a price per share equal to the lesser of $0.10 (as adjusted for stock splits, stock dividends and the like) or a 35% discount to the average closing price of the Company’s common stock during the twenty trading days prior to the first closing of the proposed equity financing, but not less than $0.04 per share. The proposed equity financing is contingent upon the Company complying with covenants in the Amended and Restated Recapitalization Agreement and locating investors who are willing to invest in the Company on the terms proposed. If fully implemented, the proposed equity financing would result in Toucan and other investors potentially owning, on a combined basis, over 90% of the outstanding capital stock of the Company.

     In connection with entering into the Amended and Restated Recapitalization Agreement, the Company received a $2.0 million loan from Toucan on July 30, 2004. The loan has (i) a 12 month term, (ii) accrues interest at 10% per annum on a 365 day basis compounded annually from the issue date, is (iii) secured by a first priority senior security interest in all of the Company’s assets, and (iv) warrant coverage equal to one hundred percent (100%) of the $2.0 million loan. The principal and interest is convertible into capital stock of the Company, generally at Toucan’s option, prior to repayment. The conversion price for any conversion of a note at the election of Toucan will be the lowest of (i) with certain exceptions, the lowest nominal or effective price per share paid by any investor of the Company at any time on or after one year prior to April 26, 2004, (ii) with certain exceptions, the lowest nominal or effective price at which any investor of the Company has a right to acquire shares of the Company pursuant to any security, instrument, or promise, undertaking, commitment, agreement or letter of intent outstanding on or after April 26, 2004 or granted, issued, extended or otherwise made available by the Company at any time on or after one year prior to April 26, 2004 and (iii) the lesser of $0.10 per share or 35% discount to the average closing price per share of the Company’s common stock during any 20 consecutive trading days (beginning with the 20 consecutive trading days prior to the effective date of the Recapitalization Agreement), but not less than $0.04 per share under this clause (iii). In addition to these conversion rights, the notes will automatically be converted into convertible preferred stock of the Company in the event the Company raises $15 million through the issuance of convertible preferred stock. In this event the conversion price would be the lowest nominal or effective price per share paid by investors other than Toucan who purchase shares of convertible preferred stock (excluding shares issuable upon exercise of the bridge warrants).

     In connection with the July 30, 2004 $2.0 million loan from Toucan, the Company issued a warrant to Toucan which is exercisable immediately for up to 20 million shares of the Company’s Capital Stock. This warrant is exercisable for up to seven years. The exercise price of the warrant is the lesser of (i) $0.10 per share (subject to certain adjustments); or (ii) a 35% discount to the average closing price of the Company’s common stock during the twenty trading days prior to the first closing of the sale of convertible preferred stock of the Company, but not less than $0.04 per share. To date the Company has issued warrants to Toucan to purchase up to 86 million shares of the Company’s capital stock, including the July 2004 warrant and a warrant for 66 million shares originally issued on April 26, 004 and adjusted on June 11, 2004. This warrant was separated into two warrants (the “Prior Warrants”) on July 30, 2004. The Prior Warrants are now exercisable for 36 million shares and 30 million shares respectively. The Prior Warrants are exercisable for up to seven years and have an exercise price of one cent ($0.01) per share.

     As of July 30, 2004, Toucan has the right to acquire up to 78 million shares of the Company’s outstanding capital stock upon conversion of outstanding principal of $3.1 million and interest of $24,000 under the bridge loans, and up to 86 million shares upon exercise of warrants. This represents a beneficial ownership of approximately 85% of the outstanding capital stock of the Company on a fully diluted basis. The Company does not currently have enough authorized shares to satisfy conversion of all outstanding convertible notes and warrants and the Company plans to request authorization of additional shares at its annual meeting to be held before the end of 2004.

     As of August 2, 2004, after giving effect to aggregate borrowings from Toucan of $3.1 million, the Company had approximately $2 million in cash and cash equivalents. Of the $2 million in cash and cash equivalents, $1,177,801 was paid to Cognate Therapeutics, Inc. pursuant to a service agreement between the Company and Cognate dated July 30, 2004. The fees the Company paid to Cognate consist of a $750,000 non-refundable contract initiation fee and a $427,801 contract service fee for the month of August. The payments were made on August 4 and August 5, 2004, respectively.

     Cognate is a Contract Research Organization, majority owned by Toucan and two of the principals of Toucan are board members of Cognate. The Company is committed to utilizing Cognate’s services for a two year period related primarily to manufacturing drugs, regulatory advice, research and development (R&D) preclinical activities and managing clinical trials. Monthly expenditures are expected to range between approximately $427,000 and $718,000. The contract with Cognate includes a penalty of $4.0 million if the Company cancels the contract within one year and $2.0 million if the Company cancels the contract after one year as well as payment for all services performed in winding down any ongoing activities. The Company entered into this contract after consultation with an independent expert in the field of Good Manufacturing Practices (GMP), regulatory affairs, and clinical trial activities. The Company believes entering into this agreement gives it an opportunity to restart its clinical and research programs much more efficiently and rapidly as opposed to rebuilding its infrastructure, internal cGMP facilities, regulatory, clinical and R&D expertise. In addition, if the Company did not enter into this contract with Cognate it is likely that Toucan would not have loaned it the additional $2.0 million on July 30, 2004 because of the significant delay in moving forward with rebuilding these capabilities within the Company, and the potential negative impact on formation of a syndicate of potential investors. Given these facts the Company believes it was in its best interest to enter into this agreement.

     After the payments to Cognate, the Company believes that its remaining cash of approximately $822,000, based on recurring operating and associated financing costs, will be sufficient to fund its operations through approximately September 30, 2004.

     After that date we will have to seek additional funds from Toucan, which Toucan is not obligated to provide to us. Under the terms of the Amended and Restated Recapitalization Agreement, if Toucan elects not to provide additional funding to us, we are prohibited from seeking funds from any party other than Toucan for up to ten business days after October 23, 2004.

     Any additional financing with Toucan and any other third party is likely to be dilutive to stockholders, and debt financing, if available, may include additional restrictive covenants.

     While the Company has attempted to obtain funding for working capital from multiple parties since 2002, Toucan is the only party, to date, that has invested a significant amount of capital in the Company. Therefore, if the Amended and Restated Recapitalization Agreement is not fully implemented, or if Toucan is unwilling to continue to fund the Company’s operations, it is unlikely the Company will obtain additional funding from any third parties and the Company will be required to cease operations and liquidate its assets.

3. Net Loss Per Share Applicable to Common Stockholders

     Basic and diluted net loss per share applicable to common stockholders has been computed using the weighted-average number of shares of common stock outstanding during the period, less, for the three months ended June 30, 2004, 2,000 issued and outstanding restricted shares of common stock that were subject to repurchase. Options to purchase 1.7 million shares of common stock and warrants to purchase 71.0 million shares of common and preferred stock were excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2004 as such securities were antidilutive. Options to purchase 1.7 million shares of common stock and warrants to purchase 1.4 million shares of common and preferred stock were excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2003 as such securities were antidilutive.

4. Notes Payable to Related Parties

     The initial bridge funding period commenced on February 2, 2004 when we issued Toucan an unsecured convertible promissory note, in the amount of $50,000. On March 1, 2004, we issued Toucan a secured convertible promissory note, in the amount of $50,000. The notes were convertible at prices below the current price of our common stock at the date of issuance resulting in a beneficial conversion cost of approximately $100,000 which is being amortized over the 12-month term of the notes. Amortization of deferred debt discount of approximately $37,000 along with interest accretion on the note of approximately $4,000 was recorded during the six months ended June 30, 2004 for the February 2, and March 1, 2004 note balances.

     The Recapitalization Agreement stipulated that the February and March 2004 notes for $50,000 each were to be cancelled and reissued effective April 26, 2004 as two separate notes for $50,000 each and conforming to the conditions of the note signed for the April 26, 2004 bridge loan for $500,000. As a result, the notes issued in February and March 2004, respectively, (i) have a 12 month term, (ii) accrue interest at 10% per annum on a 365 day basis compounded annually from their respective original issuance dates, (iii) are secured by a first priority senior security interest in all of the Company’s assets, and (iv) have warrants with coverage equal to three hundred percent (300%) of the amount due under the bridge notes.

     On April 26, 2004 we issued Toucan a senior secured convertible promissory note and warrants, in the amount of $500,000. Proceeds from the April 26, 2004 loan were allocated between the notes and warrants on a relative fair value basis. The value allocated to the warrants on the date of the grant was approximately $375,000. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 3.57%, volatility of 218%, and a contractual life of 7-years. The value of the warrants was recorded as a deferred debt discount against the $500,000 proceeds of the notes. In addition, a beneficial conversion feature related to the notes was determined to be approximately $375,000 but is capped at the remaining value originally allocated to the notes of approximately $125,000. As a result, the total discount on the notes equaled the face value of $500,000 which is being amortized over the twelve-month term of the notes. Amortization of deferred debt discount of approximately $89,000 along with interest accretion on the note of approximately $9,000 was recorded during the six months ended June 30, 2004 for the April 26, 2004 note balance.

     On June 11, 2004 we issued Toucan a senior secured convertible promissory note and warrants, in the amount of $500,000. Proceeds from the June 11, 2004 loan were allocated between the notes and warrants on a relative fair value basis. The value allocated to the warrants on the date of the grant was approximately $353,000. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 3.70%, volatility of 219%, and an contractual life of 7-years. The value of the warrants was recorded as a deferred debt discount against the $500,000 proceeds of the notes. In addition, a beneficial conversion feature related to the notes was determined to be approximately $353,000 but is capped at the remaining value originally allocated to the notes of approximately $147,000. As a result, the total discount on the notes equaled the face value of $500,000 which is being amortized over the twelve-month term of the notes. Amortization of deferred debt discount of approximately $26,000 along with interest accretion on the note of approximately $3,000 was recorded during the six months ended June 30, 2004 for the June 11, 2004 note balance.

     On July 30, 2004 we issued Toucan a senior secured convertible promissory note and warrants, in the amount of $2.0 million, pursuant to the Amended and Restated Recapitalization Agreement. Toucan has the option to loan additional amounts to the Company, on terms mutually acceptable to the Company and Toucan, but is not obligated to do so.

5. Contingency

     Through abandoning the tenant improvements at our prior facility, on which use tax payments to the State of Washington had been qualified for tax deferral, including the disposal and impairment of previously qualified tax deferred equipment, we received a tax assessment of $492,000 on October 21, 2003 for 87.5% of the gross tax deferred on such qualified investments. The tax assessment payment was initially due on November 20, 2003 and accrues interest at 7% until paid. This contingent assessment is being carried as an estimated liability on the balance sheet as of June 30, 2004, and for the year ended December 31, 2003, was included in general and administrative expense.

     The net assessment has been reduced by $27,000 based upon the State of Washington, Department of Revenue’s, reduced assessment received on August 2, 2004 which also extended the tax assessment payment date for the $465,000 balance of the assessment, excluding interest, to August 31, 2004. The length of time that has elapsed since the completion of the leasehold improvement, the major subject of the assessment, has made it difficult to provide the State with specific segment specifications, and respective segment costs. We believe the blueprints for the construction project will make it possible to provide the State with the requested construction detail and costs. Therefore, we expect to file an additional appeal for further reduction in this assessment, before the August 31, 2004 payment deadline, as provided under the revised code of Washington (WAC 458-20-100). While an appeal is pending, it is our understanding of Washington ‘s code, payment of the assessment is suspended until the appeal process is finally exhausted.

     In addition, regarding a separate tax matter, in February 2004, a refund request of approximately $175,000 related to certain other State taxes was submitted to the State. This review is ongoing with the State recently requesting approximately 350 paid invoices for review. The finalization of our appeal process for the tax assessment, and our request for a tax refund related to other State taxes, is expected to take several more months. We cannot with any certainty determine any amount that may be deducted from the August 2, 2004 assessed liability or that will be recovered, if any, from our tax refund request.

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

     From our inception through June 30, 2004, we incurred costs of approximately $24.3 million associated with our research and development activities. Because our technologies are unproven, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization.

     General and administrative expenses include salary and benefit expenses related to administrative personnel, cost of facilities, insurance, legal support, as well as amortization costs of stock options granted to employees and warrants issued to consultants for entering into commercial arrangements.

     To date, our revenues have primarily been derived from the manufacture and sale of research materials, contract research and development services, and research grants from the federal government. For the six months ended June 30, 2004, we earned approximately $34,000 in revenues from the manufacture and sale of research materials. If we are to rely exclusively on revenues from the sale of our research products to fund our operations, we will need to significantly increase both the number of customers and the size of such sales. We lack high-volume manufacturing, sales and marketing experience and, as a result, it is unlikely we will be able to fund our operations through the manufacture and sale of research products.

     Our financial statements for the year ended December 31, 2003 and six months ended June 30, 2004 were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Nevertheless, we have experienced recurring losses from operations, have a working capital deficit, and have a deficit accumulated during the development stage of $66.1 million, as of June 30, 2004, that raises substantial doubt about our ability to continue as a going concern and our auditors have issued an opinion on the December 31, 2003 financial statements which states that there is substantial doubt about our ability to continue as a going concern.

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

Also, on an ongoing basis the estimate of expense for stock options and warrants is dependent on factors such as expected life and volatility of our stock. To the extent actual expense is different than that estimated, the actual expense that would have been recorded may be substantially different.

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

     The November 13, 2003 notes have a 12 month term, accrue interest at an annual rate equal to the prime rate plus 2% and initially were secured by substantially all of our assets. The aggregate principal amount of the five notes was $335,000 of which $50,000, including interest of $1,674, was repaid on June 1, 2004. In connection with the April 26, 2004 Recapitalization Agreement with Toucan, note holders of 70% of the principal amount of the notes agreed to an amendment to their notes. The purpose of the amendment was to set the conversion price of the amended notes at $0.10 per share and change the maturity date to November 12, 2004 in the event the Company raises at least $15 million in a financing prior to that time or May 12, 2005 if the Company has not completed a $15 million financing by May 12, 2005.

     As part of the November 13, 2003 investment, the investors received warrants initially exercisable to acquire an aggregate of 3.7 million shares of our common stock, expiring November 2008 subject to certain antidilution adjustments, at an exercise price to be determined as follows: (i) in the event that we complete an offering of our common stock generating gross proceeds to us of at least $1 million, then the price per share paid by investors in that offering; or (ii) if we do not complete such an offering, then $0.18, which was the closing price of our common stock on the date of the financing. In connection with the April 26, 2004 Recapitalization Agreement, certain members of management who hold warrants agreed to an amendment to their warrants. The amendment applies to all warrants issued in the November 13, 2003 financing. The purpose of the amendment was to remove the economic anti-dilution provisions and set the warrant exercise price at the lesser of (i) $0.10 per share or (ii) a 35% discount to the average closing price during the twenty trading days prior to the first closing of the sale by the Company of convertible preferred stock as contemplated by the Recapitalization Agreement but not less than $0.04 per share.

     Proceeds from the November 13, 2003 offering were allocated between the notes and warrants on a relative fair value basis. The value allocated to the warrants on the date of the grant was approximately $221,000. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 3.36%, volatility of 194%, and an contractual life of 5-years. The value of the warrants was recorded as a deferred debt discount against the $335,000 proceeds of the notes. In addition, a beneficial conversion feature related to the notes was determined to be approximately $221,000 but is capped at the remaining value originally allocated to the notes of approximately $114,000. As a result, the total discount on the notes equaled the face value of $335,000 which is being amortized over the twelve-month term of the notes. Amortization of deferred debt discount of approximately $168,000 along with interest accretion on the note of approximately $11,000 was recorded during the six months ended June 30, 2004 for the November 13, 2003 note balances.

Toucan Financing

     In an effort to continue to fund our operations, on April 26, 2004 the Company entered into a Recapitalization Agreement with Toucan. On July 30, 2004 the Company and Toucan amended and restated the Recapitalization Agreement (the “Amended and Restated Recapitalization Agreement”). To date, we have issued Toucan five 10% convertible promissory notes in the aggregate principal amount of $3.1 million, including a $2.0 million loan extended on July 30, 2004, in connection with the execution of the Amended and Restated Recapitalization Agreement. The notes accrue interest at 10% per year from their respective issuance dates and are convertible into capital stock of the Company. We have also issued Toucan warrants to purchase up to 86 million shares of our capital stock. The recent borrowing from Toucan should enable the Company to fund its operations to approximately September 30, 2004. Toucan has the option to loan additional amounts to the Company, on terms mutually acceptable to the Company and Toucan, but is not obligated to do so.

Initial Bridge Funding

The initial bridge funding period commenced on February 2, 2004 when we issued Toucan an unsecured convertible promissory note, in the amount of $50,000. On March 1, 2004, we issued Toucan a secured convertible promissory note, in the amount of $50,000. The notes were convertible at prices below the current price of our common stock at the date of issuance resulting in a beneficial conversion cost of approximately $100,000 which is being amortized over the term of the notes. Amortization of deferred debt discount of approximately $37,000 along with interest accretion on the note of approximately $4,000 was recorded during the six months ended June 30, 2004 for the February 2, and March 1, 2004 note balances.

     The April 26, 2004 Recapitalization Agreement stipulated that the February and March 2004 notes for $50,000 each were to be cancelled and reissued effective April 26, 2004 as two separate notes for $50,000 each and conforming to the conditions of the note signed for the April 26, 2004 bridge loan for $500,000. As a result, the notes issued in February and March 2004, respectively, have (i) a 12 month term, (ii) accrue interest at 10% per annum on a 365 day basis compounded annually from their respective original issuance dates, (iii) are secured by a first priority senior security interest in all of the Company’s assets, and (iv) warrants with coverage equal to three hundred percent (300%) of the amount due under the bridge notes. The initial bridge funding period expired May 26, 2004.

     On April 26, 2004 we issued Toucan a senior secured convertible promissory note and warrants, in the amount of $500,000. Proceeds from the April 26, 2004 loan were allocated between the notes and warrants on a relative fair value basis. The value allocated to the warrants on the date of the grant was approximately $375,000. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 3.57%, volatility of 218%, and an contractual life of 7-years. The value of the warrants was recorded as a deferred debt discount against the $500,000 proceeds of the notes. In addition, a beneficial conversion feature related to the notes was determined to be approximately $375,000 but is capped at the remaining value originally allocated to the notes of approximately $125,000. As a result, the total discount on the notes equaled the face value of $500,000 which is being amortized over the twelve-month term of the notes. Amortization of deferred debt discount of approximately $89,000 along with interest accretion on the note of approximately $9,000 was recorded during the six months ended June 30, 2004 for the April 26, 2004 note balance.

Additional Bridge Funding

     Toucan, during the 60 day period following May 26, 2004, or to July 25, 2004, in its sole discretion, could provide up to an additional $500,000 of bridge funding, in one or more tranches, on the same terms and conditions as the initial bridge funding

On June 11, 2004 we issued Toucan a senior secured convertible promissory note and warrants, in the amount of $500,000. Proceeds from the June 11, 2004 loan were allocated between the notes and warrants on a relative fair value basis. The value allocated to the warrants on the date of the grant was approximately $353,000. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 3.70%, volatility of 219%, and an contractual life of 7-years. The value of the warrants was recorded as a deferred debt discount against the $500,000 proceeds of the notes. In addition, a beneficial conversion feature related to the notes was determined to be approximately $353,000 but is capped at the remaining value originally allocated to the notes of approximately $147,000. As a result, the total discount on the notes equaled the face value of $500,000 which is being amortized over the twelve-month term of the notes. Amortization of deferred debt discount of approximately $26,000 along with interest accretion on the note of approximately $3,000 was recorded during the six months ended June 30, 2004 for the June 11, 2004 note balance.

Subsequent Bridge Funding

     On July 30, 2004, the Company and Toucan entered into the Amended and Restated Recapitalization Agreement wherein Toucan agreed to make, and the Company agreed to receive, an additional $2.0 million. The amounts and timing of any further bridge funding will be determined by mutual agreement between the Company and Toucan. Toucan is not obligated to provide the Company with any additional bridge funding.

     During the bridge period, Toucan and the Company have agreed to cooperate and use their best efforts to restart the Company’s development programs and to take the necessary actions to enable the Company to ultimately complete an equity financing. At its election, Toucan will lead all bridge period activities after consultation with the Company. The bridge period activities will include without limitation: (i) negotiation and execution of contract manufacturing arrangements for good manufacturing practice sourcing and handling of dendritic cells, (ii) analysis of the intellectual property of the Company, (iii) identification and pursuit of additional antigens to establish a product pipeline for the Company, through negotiation and execution of binding letters of intent or agreements for one or more licensing and/or merger and acquisition transactions, (iv) evaluation of the antigen for the Company’s prostate cancer clinical trial and related production and regulatory issues, (v) clarification and analysis of licensing terms and costs for license of IL-4 in case it is not feasible or not desirable to change the dendritic cell production method to use Tangential Flow Filtration devices in the prostate cancer clinical trial re-start, (vi) preparation of an updated business plan, budgets, regulatory plan, manufacturing plans, and intellectual property analyses, (vii) preparation of an investor package and due diligence binders to facilitate review and due diligence by prospective equity investors, (viii) evaluation of potential structures for the anticipated equity financing and preparations for implementation of the transaction selected, including, without limitation, Toucan’s consent and regulatory filings, (ix) analysis and determination, satisfactory to Toucan, of what reverse stock splits should be taken by the Company (including terms, conditions and timing), and preparations for implementation of the transactions decided upon, including, without limitation, Toucan’s consent and regulatory filings, and (x) planning for syndication of the anticipated equity financing, and determination of the amounts and timing of such financing.

     During the bridge period and so long as any bridge funding remains outstanding, the Company is required to comply with certain covenants relating to financial matters, handling of intellectual property, issuance of any equity or debt securities, handling of Tangential Flow Filtration devices, confidentiality and exclusivity and other material matters. Specifically, during the bridge period and the equity financing period the Company is required to: (i) coordinate with Toucan on the preparation and filing with the Securities Exchange Commission of any filings and confidential treatment requests covering any commercially sensitive terms (as determined jointly by the Company and Toucan) of the Amended and Restated Recapitalization Agreement and certain agreements entered into in connection with such agreement required to be filed with the SEC under applicable SEC regulations, and use best efforts to obtain confidential treatment of such information from the SEC, (ii) take all steps reasonably necessary to implement the financing structure contemplated by the Amended and Restated Recapitalization Agreement, (iii) not hire, engage, retain or agree to hire, engage or retain, any full or part-time, permanent or temporary employee, consultant, adviser, independent contractor, collaborator, intern or other personnel of any kind, except with Toucan’s express prior written approval, on a case by case basis, (iv) not enter into, increase, expand, extend, renew or reinstate any severance, separation, retention, change of control or similar agreement with any personnel (or agree, promise, commit or undertake to do so), except with Toucan’s prior written approval, on a case by case basis, (v) not purchase, lease, hire, rent or otherwise acquire directly or indirectly any rights in or to any asset or facility outside of the ordinary course of business in an amount in excess of $10,000, in aggregate, or agree, promise or commit to do so, except in accordance with the Company’s budget that has been approved by the Company’s board of directors and Toucan, (vi) make no expenditures in excess of $10,000 in aggregate other than in accordance with a budget pre-approved by Toucan, (vii) report the Company’s cash position and all expenditures and agreements, commitments or undertakings to Toucan on a bi-weekly basis, and (viii) not deviate, during the period covered by a budget pre-approved by Toucan, more than $10,000 in aggregate from such budget, nor take any action or make any promise, undertaking or commitment that would result in the Company incurring or accumulating payables and/or other financial obligations of any kind, whether current or deferred, direct or indirect, for purposes other than as set forth in budgets expressly agreed to by Toucan, and/or in any amounts in excess of the amounts set forth in such agreed budgets, which equal or exceed $10,000 in aggregate and which have not been approved in writing in advance by Toucan.

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

Bridge Warrants

     As part of the initial and additional bridge funding Toucan received warrants with coverage equal to three hundred percent (300%) of the principal amount due under the bridge notes. As a result, the Company has issued $1.8 million dollars in warrant coverage on $600,000 of the initial bridge funding and $1.5 million in warrant coverage on the $500,000 in additional bridge funding received on June 11, 2004. The number of shares subject to bridge warrants to be issued, but not the exercise price, was determined on the basis of $0.05 per share (subject to adjustment for stock splits, stock dividends and the like). The number of shares for which Toucan will be able to exercise the bridge warrants from the aggregate $1.1 million of loans is 66 million shares. The bridge warrants are currently exercisable and can be exercised for up to seven (7) years. The exercise price of the bridge warrants is $0.01 per share (subject to adjustment for stock dividends, stock splits, certain dilutive issuances and similar transactions, as more fully provided in the bridge warrants).

     As part of the subsequent bridge funding, Toucan received warrants with coverage equal to one hundred percent (100%) of the $2.0 million principal amount due under the subsequent bridge note The number of shares subject to bridge warrants to be issued was based on $0.10 per share basis (subject to adjustment for stock splits, stock dividends and the like). The exercise price is the lesser of (i) $0.10 per share (subject to adjustment for stock splits, stock dividends and the like) or (ii) a 35% discount to the average closing price during the twenty trading days prior to the first closing of the sale by the Company of Preferred Stock as contemplated by the Recapitalization Agreement; provided, however, that in no event will the exercise price be less than $0.04 per share (subject to adjustment for stock splits, stock dividends and the like). The number of shares for which Toucan will be able to exercise the subsequent bridge warrants from the $2.0 million in subsequent bridge funding is 20 million shares (subject to adjustment for stock splits, stock dividends and the like).

     As of July 30, 2004, Toucan has the right to acquire up to 78 million shares of the Company’s outstanding capital stock upon conversion of outstanding principal of $3.1 million and interest of $24,000 under the bridge loans, and up to 86 million shares upon exercise of warrants. This represents a beneficial ownership of approximately 85% of the outstanding capital stock of the Company on a fully diluted basis. The Company does not currently have enough authorized shares to satisfy conversion of all outstanding convertible notes and warrants and the Company plans to request authorization of additional shares at its annual meeting to be held before the end of 2004.

     In the event the issuance of the Company’s convertible preferred stock is approved and authorized pursuant to the terms of the Amended and Restated Recapitalization Agreement and investors other than Toucan have closed on the purchase in cash of a minimum of $15 million of such convertible preferred stock, then all of the warrants issued to Toucan will be exercisable for such convertible preferred stock. In the event that the convertible preferred stock is not approved or authorized, or if investors other than Toucan have not closed on the purchase of at least $15 million of the Company’s convertible preferred stock, then all of the warrants issued to Toucan will be exercisable for any equity security and/or debt security and/or any combination thereof in each case that Toucan shall designate in its sole discretion.

Anticipated Equity Financing

     The proposed equity financing provides for the potential issuance and sale of up to $40 million of convertible preferred stock (including any shares issuable upon conversion of bridge funding, but not including any shares issuable upon exercise of warrants, options, and similar instruments or obligations), in one or more closings over a period of 12 months from the first closing of the sale of convertible preferred stock. If issued, the convertible preferred stock will be issued at a price per share equal to the lesser of $0.10 (as adjusted for stock splits, stock dividends and the like) or a 35% discount to the average closing price of the Company’s common stock during the twenty trading days prior to the first closing of the proposed equity financing, but not less than $0.04 per share. The proposed equity financing is contingent upon the Company complying with covenants in the Amended and Restated Recapitalization Agreement and locating investors who are willing to invest in the Company on the terms proposed.

     As part of the Amended and Restated Recapitalization Agreement, we have already agreed to the principal terms of the equity financing with Toucan. Under the terms of the initial Recapitalization Agreement, the Company and Toucan agreed that the board of directors of the Company would be reconstituted once the Company raised at least $2 million through the issuance of its securities. In connection with amending and restating the Amended and Restated Recapitalization Agreement, Toucan has requested that the current members of the company’s board of directors remain in place until the earlier of (i) the approval of the transactions contemplated by the Amended and Restated Recapitalization Agreement by the Company’s stockholders, or (ii) the expiration of the bridge period on October 23, 2004.

     In the event a sale of the Company’s equity securities or debt securities, or any combination thereof cannot be achieved as a public company, we would consider deregistering the Company’s common stock under the Securities Exchange Act of 1934 and conducting the proposed equity offering on the same terms but as a private company.

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

     Under the initial Recapitalization Agreement, the agreement terminated unless the Company raised at least $2 million within 180 days of April 26, 2004. With the recent loan from Toucan of $2 million, this condition has been satisfied. Therefore, the Company is obligated to enter into a financing with Toucan pursuant to the terms of the Amended and Restated Recapitalization Agreement. This applies even after the expiration of the standstill agreement and the bridge period, except where doing so would conflict with the Company’s fiduciary exception under the Amended and Restated Recapitalization Agreement.

Results of Operations

Three Months Ended June 30, 2004 and 2003

     Total Revenues. Revenues decreased 40% from $187,000 for the three months ended June 30, 2003 to $116,000 for the three months ended June 30, 2004. The research material sales component of revenue increased from $7,000 for the three months ended June 30, 2003 to $10,000 for the three months ended June 30, 2004. This slightly higher sales volume resulted from direct advertising in select trade journals in the first quarter 2004. We are unable to project when, if ever, our sales of research materials will attain consistent profitability. Research grant income is the remaining revenue component which decreased from $180,000 for the three months ended June 30, 2003 to $106,000 for the three months ended June 30, 2004. The decrease in grant revenue reflects decreased direct research activity, and therefore a decrease in reimbursable direct and indirect costs associated with the remaining grant award.

     Cost of Research Material Sales. Cost of research material sales decreased 85% from $40,000 for the three months ended June 30, 2003 to $6,000 for the three months ended June 30, 2004. Our efforts to sell research reagents to a broader base of customers commenced approximately mid-year 2003 with an expected increase in direct material and direct labor costs. During the three months ended June 30, 2004, we contracted with a third party in lowering direct labor costs of manufacturing our research materials. We are unable to project when, if ever, our sales of research materials will attain consistent profitability.

     Research and Development Expense. Research and development expense decreased 72% from $500,000 for the three months ended June 30, 2003 to $142,000 for the three months ended June 30, 2004. This decrease was primarily due to the November 2002 suspension of all clinical trial activity for our DCVax product candidates and the withdrawal of our Investigational New Drug Application (IND) for DCVax-Prostate, and for DCVax-Lung and the accompanying reduction in material and personnel costs associated with these activities.

     General and Administrative Expense. General and administrative expense decreased 50% from $1.4 million for the three months ended June 30, 2003 to $706,000 for the three months ended June 30, 2004. This decrease was primarily due to the October 9, 2002 directive from our Board of Directors to initiate immediate actions to conserve cash and the resulting staff reductions and other cost reduction steps implemented.

     Depreciation and Amortization. Depreciation and amortization decreased 26% from $50,000 for the three months ended June 30, 2003 to $37,000 for the three months ended June 30, 2004. This decrease was primarily due to the approximately $904,000, net, of equipment and leasehold improvements write-offs for the year ended December 31, 2003 and because there have been no capital expenditures for the three months ended June 30, 2004.

     Total Other Income (Expense), Net Interest expense increased from $8,000 for the three months ended June 30, 2003 to $245,000 for the three months ended June 30, 2004. This increase was due primarily to recognizing interest expense relative to the debt discount and interest accretion associated with the November 13, 2003 Secured Convertible Promissory Note and Warrants debt financing and the bridge loans from Toucan. Interest income decreased 86% from $8,000 for the three months ended June 30, 2003 to $1,000 for the three months ended June 30, 2004. This decrease was primarily due to the decline in market interest rates and having lower average cash balances during the three months ended June 30, 2004.

     Gain on Sale of Intellectual Property. The $816,000 gain realized on the sale of royalty rights was negotiated based on the expected discounted net present value (NPV) of the future 2% royalty obligation under that certain Assignment and License Agreement dated December 9, 2002 with Medarex and was received in cash on July 1, 2003.

Six Months Ended June 30, 2004 and 2003

     Total Revenues. Revenues decreased 5% from $256,000 for the six months ended June 30, 2003 to $243,000 for the six months ended June 30, 2004. The research material sales component of revenue increased from $7,000 for the six months ended June 30, 2003 to $34,000 for the six months ended June 30, 2004. This slightly higher sales volume resulted from direct advertising in select trade journals in the first quarter 2004. We are unable to project when, if ever, our sales of research materials will attain consistent profitability. Research grant income is the remaining revenue component which decreased 16% from $249,000 for the six months ended June 30, 2003 to $209,000 for the six months ended June 30, 2004. The decrease in grant revenue reflects decreased direct research activity, and therefore a decrease in reimbursable direct and indirect costs associated with the remaining grant award.

     Cost of Research Material Sales. Cost of research material sales decreased 23% from $40,000 for the six months ended June 30, 2003 to $31,000 for the six months ended June 30, 2004. Our efforts to sell research reagents to a broader base of customers commenced approximately mid-year 2003 with an expected increase in direct material and direct labor costs. During the three months ended June 30, 2004, we contracted with a third party in lowering direct labor costs of manufacturing our research materials. We are unable to project when, if ever, our sales of research materials will attain consistent profitability.

     Research and Development Expense. Research and development expense decreased 63% from $1.0 million for the six months ended June 30, 2003 to $371,000 for the six months ended June 30, 2004. This decrease was primarily due to the November 2002 suspension of all clinical trial activity for our DCVax product candidates and the withdrawal of our Investigational New Drug Application (IND) for DCVax-Prostate, and for DCVax-Lung and the accompanying reduction in material and personnel costs associated with these activities.

     General and Administrative Expense. General and administrative expense decreased 48% from $2.5 million for the six months ended June 30, 2003 to $1.3 million for the six months ended June 30, 2004. This decrease was primarily due to the October 9, 2002 directive from our Board of Directors to initiate immediate actions to conserve cash and the resulting staff reductions and other cost reduction steps implemented.

     Depreciation and Amortization. Depreciation and amortization decreased 46% from $137,000 for the six months ended June 30, 2003 to $74,000 for the six months ended June 30, 2004. This decrease was primarily due to the approximately $904,000, net, of equipment and leasehold improvements write-offs for the year ended December 31, 2003 and because there have been no capital expenditures for the six months ended June 30, 2004.

     Total Other Income (Expense), Net Interest expense increased from $19,000 for the six months ended June 30, 2003 to $352,000 for the six months ended June 30, 2004. This increase was due primarily to recognizing interest expense relative to the debt discount and interest accretion associated with the November 13, 2003 Secured Convertible Promissory Note and Warrants debt financing and the bridge loans from Toucan. Interest income decreased 95% from $20,000 for the six months ended June 30, 2003 to $1,000 for the six months ended June 30, 2004. This decrease was primarily due to the decline in market interest rates and having lower average cash balances during the three months ended June 30, 2004.

Liquidity and Capital Resources

General Discussion

     Through abandoning the tenant improvements at our prior facility, on which use tax payments to the State of Washington had been qualified for tax deferral, including the disposal and impairment of previously qualified tax deferred equipment, we received a tax assessment of $492,000 on October 21, 2003 for 87.5% of the gross tax deferred on such qualified investments. The tax assessment payment was initially due on November 20, 2003 and accrues interest at 7% until paid. This contingent assessment is being carried as an estimated liability on the balance sheet as of June 30, 2004, and for the year ended December 31, 2003, was included in general and administrative expense.

     The net assessment has been reduced by $27,000 based upon the State of Washington, Department of Revenue’s, reduced assessment received on August 2, 2004 which also extended the tax assessment payment date for the $465,000 balance of the assessment, excluding interest, to August 31, 2004. The length of time that has elapsed since the completion of the leasehold improvement, the major subject of the assessment, has made it difficult to provide the State with specific segment specifications, and respective segment costs. We believe the blueprints for the construction project will make it possible to provide the State with the requested construction detail and costs. Therefore, we expect to file an additional appeal for further reduction in this assessment, before the August 31, 2004 payment deadline, as provided under the revised code of Washington (WAC 458-20-100). While an appeal is pending, it is our understanding of Washington ‘s code, payment of the assessment is suspended until the appeal process is finally exhausted.

     In addition, regarding a separate tax matter, in February 2004, a refund request of approximately $175,000 related to certain other State taxes was submitted to the State. This review is ongoing with the State recently requesting approximately 350 paid invoices for review. The finalization of our appeal process for the tax assessment, and our request for a tax refund related to other State taxes, is expected to take several more months. We cannot with any certainty determine any amount that may be deducted from the August 2, 2004 assessed liability or that will be recovered, if any, from our tax refund request.

     As of August 2, 2004, after giving effect to aggregate borrowings from Toucan of $3.1 million, the Company had approximately $2 million in cash and cash equivalents. Of the $2 million in cash and cash equivalents, $1,177,801 was paid to Cognate Therapeutics, Inc. pursuant to a service agreement between the Company and Cognate dated July 30, 2004. The fees the Company paid to Cognate consist of a $750,000 non-refundable contract initiation fee and a $427,801 contract service fee for the month of August. The payments were made on August 4 and August 5, 2004, respectively.

     Cognate is a Contract Research Organization, majority owned by Toucan and two of the principals of Toucan are board members of Cognate. The Company is committed to utilizing Cognate’s services for a two year period related primarily to manufacturing drugs, regulatory advice, research and development (R&D) preclinical activities and managing clinical trials. Monthly expenditures are expected to range between approximately $427,000 and $718,000. The contract with Cognate includes a penalty of $4.0 million if the Company cancels the contract within one year and $2.0 million if the Company cancels the contract after one year as well as payment for all services performed in winding down any ongoing activities. The Company entered into this contract after consultation with an independent expert in the field of Good Manufacturing Practices (GMP), regulatory affairs, and clinical trial activities. The Company believes entering into this agreement gives it an opportunity to restart its clinical and research programs much more efficiently and rapidly as opposed to rebuilding its infrastructure, internal cGMP facilities, regulatory, clinical and R&D expertise. In addition, if the Company did not enter into this contract with Cognate it is likely that Toucan would not have loaned it the additional $2.0 million on July 30, 2004 because of the significant delay in moving forward with rebuilding these capabilities within the Company, and the potential negative impact on formation of a syndicate of potential investors. Given these facts the Company believes it was in its best interest to enter into this agreement.

     After the payments to Cognate, the Company believes that its remaining cash of approximately $822,000, based on recurring operating and associated financing costs, will be sufficient to fund its operations through approximately September 30, 2004.

     After that date we will have to seek additional funds from Toucan, which Toucan is not obligated to provide to us. Under the terms of the Amended and Restated Recapitalization Agreement, if Toucan elects not to provide additional funding to us, we are prohibited from seeking funds from any party other than Toucan for up to ten business days after October 23, 2004.

     After that date we will have to seek additional funds from Toucan, which Toucan is not obligated to provide to us. Under the terms of the Amended and Restated Recapitalization Agreement, if Toucan elects not to provide additional funding to us, we are prohibited from seeking funds from any party other than Toucan for up to ten business days after October 23, 2004.

     Any additional financing with Toucan and any other third party is likely to be dilutive to stockholders, and debt financing, if available, may include additional restrictive covenants.

     While the Company has attempted to obtain funding for working capital from multiple parties since 2002, Toucan is the only party, to date, that has invested a significant amount of capital in the Company. Therefore, if the Amended and Restated Recapitalization Agreement is not fully implemented, or if Toucan is unwilling to continue to fund the Company’s operations, it is unlikely the Company will obtain additional funding from any third parties and the Company will be required to cease operations and liquidate its assets.

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

Asset Sales and Sources of Cash

     On April 8, 2003, we were awarded a National Institutes of Health (NIH) cancer research grant. The total first year grant award was for approximately $318,000 and has been earned under the grant and was recognized in revenue through the year ended December 31, 2003. The total award for fiscal 2004 was approximately $328,000, comprised of approximately $198,000 authorized for direct grant research expenditures and approximately $130,000 authorized for use to cover our facilities and administrative overhead costs. Approximately $118,000 of the grant’s aggregate award remains to be utilized of which $105,000 has been received and is included in deferred grant revenue as of June 30, 2004.

     On April 21, 2003, because we had received frequent requests from researchers for access to our cancer-associated monoclonal antibodies, human dendritic cells, and dendritic cell precursors (monocytes), we announced our entry into the Research Reagents Market. We earned approximately $34,000 in revenue for the six months ended June 30, 2004 from the manufacture and sale of research materials. However, we have limited manufacturing facilities and expertise to produce our research products and the commercial success of any of our research products will depend upon the strength of our sales and marketing efforts. We are unable to project when, if ever, its sales of research materials will attain consistent profitability.

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

Recapitalization Plan

     In an effort to continue to fund our operations, On April 26, 2004 we entered into a Recapitalization Agreement with Toucan Capital Fund II, L.P. (“Toucan”). The Company and Toucan amended and restated this agreement on July 30, 2004 (the “Amended and Restated Recapitalization Agreement”). The Amended and Restated Recapitalization Agreement calls for the possible recapitalization of the Company. At Toucan’s option, and if successfully implemented, the recapitalization could potentially provide the company with up to $40 million through the issuance of new securities to Toucan and a syndicate of investors selected by Toucan. Following full implementation of the recapitalization plan, Toucan and the investor syndicate would potentially own, on a combined basis, over 90% of the outstanding capital stock of the Company.

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

Additional Bridge Funding

     Toucan, during the 60 day period following May 26, 2004, or to July 25, 2004, in its sole discretion, could provide up to an additional $500,000 of bridge funding, in one or more tranches, on the same terms and conditions as the initial bridge funding. On June 11, 2004, we issued Toucan a senior secured convertible promissory note and warrants, in the amount of $500,000.

     The April 26, 2004 Recapitalization Agreement stipulated that the February and March 2004 notes for $50,000 each were to be cancelled and reissued effective April 26, 2004 as two separate notes for $50,000 each and conforming to the conditions of the note signed for the April 26, 2004 bridge loan for $500,000. As a result, the notes issued in February and March 2004, respectively, and the notes issued in April and June 11, 2004 have (i) a 12 month term, (ii) accrue interest at 10% per annum on a 365 day basis compounded annually from their respective original issuance dates, (iii) are secured by a first priority senior security interest in all of the Company’s assets, and (iv) warrants with coverage equal to three hundred percent (300%) of the amount due under the bridge notes. The initial bridge funding period expired May 26, 2004.

Subsequent Bridge Funding

     On July 30, 2004, the Company and Toucan entered into the Amended and Restated Recapitalization Agreement wherein Toucan agreed to make, and the Company agreed to receive, an additional loan from Toucan. In connection with this loan the Company issued Toucan a senior secured convertible promissory note in the amount of $2.0 million, and warrants.

Uses of Cash

     We used $1.1 million in cash for operating activities during the six months ended June 30, 2004, compared to $3.2 million for the six months ended June 30, 2003. The decrease in cash used in operating activities from 2003 to 2004 was primarily the result of the October 9, 2002, initiation of substantial steps to conserve cash, including: (i) the suspension of all clinical trial activities; (ii) the sale of certain fixed assets; (iii) the relocation and consolidation of our facilities; (iv) a significant reduction in force (including the termination of our Chief Executive Officer, Chief Financial Officer, and Chief Medical Officer; and (v) the sale of significant portions of our intellectual property portfolio.

     We generated $111,000 in cash from investing activities during the six months ended June 30, 2004 compared to $1.7 million provided by investing activities during the six months ended June 30, 2003. The cash provided during the six months ended June 30, 2004 consisted primarily of restricted cash released as collateral for the Company’s credit cards and the sale of non-essential equipment.

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

Control by Toucan Capital Fund II, LP of a large percentage of our voting stock and Toucan’s rights under the Recapitalization Agreement may permit Toucan to influence the Company in a way that can adversely affect our stock price

     As of July 30, 2004, Toucan has the right to acquire up to 78 million shares of the Company’s outstanding capital stock upon conversion of outstanding principal of $3.1 million and interest of $24,000 under the bridge loans, and up to 86 million shares upon exercise of warrants. This represents a beneficial ownership of approximately 85% of the outstanding capital stock of the Company on a fully diluted basis.

     In addition, under the terms of the Amended and Restated Recapitalization Agreement, we are required to consult with Toucan on how we conduct many aspects of our business. As a result, Toucan has significant authority over how we presently conduct our business, and with its stock acquisition rights, could influence all matters requiring stockholder approval. This control may cause us to conduct our business differently from the way we have operated in the past. The concentration of ownership may also delay, deter or prevent acts that would result in a change in control, which, in turn, could reduce the market price of our common stock.

We will need to raise additional capital which may not be available.

     As of August 2, 2004, after giving effect to aggregate borrowings from Toucan of $3.1 million, the Company had approximately $2 million in cash and cash equivalents. Of the $2 million in cash and cash equivalents, $1,177,801 was paid to Cognate Therapeutics, Inc. pursuant to a service agreement between the Company and Cognate dated July 30, 2004. The fees the Company paid to Cognate consist of a $750,000 non-refundable contract initiation fee and a $427,801 contract service fee for the month of August. The payments were made on August 4 and August 5, 2004, respectively.

     Cognate is a Contract Research Organization, majority owned by Toucan and two of the principals of Toucan are board members of Cognate. The Company is committed to utilizing Cognate’s services for a two year period related primarily to manufacturing drugs, regulatory advice, research and development (R&D) preclinical activities and managing clinical trials. Monthly expenditures are expected to range between approximately $427,000 and $718,000. The contract with Cognate includes a penalty of $4.0 million if the Company cancels the contract within one year and $2.0 million if the Company cancels the contract after one year as well as payment for all services performed in winding down any ongoing activities. The Company entered into this contract after consultation with an independent expert in the field of Good Manufacturing Practices (GMP), regulatory affairs, and clinical trial activities. The Company believes entering into this agreement gives it an opportunity to restart its clinical and research programs much more efficiently and rapidly as opposed to rebuilding its infrastructure, internal cGMP facilities, regulatory, clinical and R&D expertise. In addition, if the Company did not enter into this contract with Cognate it is likely that Toucan would not have loaned it the additional $2.0 million on July 30, 2004 because of the significant delay in moving forward with rebuilding these capabilities within the Company, and the potential negative impact on formation of a syndicate of potential investors. Given these facts the Company believes it was in its best interest to enter into this agreement.

     After the payments to Cognate, the Company believes that its remaining cash of approximately $822,000, based on recurring operating and associated financing costs, will be sufficient to fund its operations through approximately September 30, 2004.

     After that date we will have to seek additional funds from Toucan, which Toucan is not obligated to provide to us. Under the terms of the Amended and Restated Recapitalization Agreement, if Toucan elects not to provide additional funding to us, we are prohibited from seeking funds from any party other than Toucan for up to ten business days after October 23, 2004.

     After that date we will have to seek additional funds from Toucan, which Toucan is not obligated to provide to us. Under the terms of the Amended and Restated Recapitalization Agreement, if Toucan elects not to provide additional funding to us, we are prohibited from seeking funds from any party other than Toucan for up to ten business days after October 26, 2004.

     The Company has attempted to obtain funding for working capital from third parties since 2002. To date, Toucan is the only party that has invested a significant amount of capital in the Company. If the Amended and Restated Recapitalization Agreement is not

fully implemented or if Toucan is unwilling to provide additional funding, it is unlikely that the Company will be able to obtain funding from other parties. If this does occur, the Company will have to cease operations and begin liquidating its assets.

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

     We have incurred net losses every year since our incorporation in July 1998 and, as of June 30, 2004, we had a deficit accumulated during the development stage of approximately $66.1 million. We have had net losses applicable to common stockholders for the prior three years as follows:

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

     From approximately October 2002 through March 22, 2004, we reduced our research and administrative staff by approximately sixty-three members. Our remaining staff, as of August 13, 2004 consisted of six full-time employees and one part-time employee.

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

     We have ten issued patents (four in the United States and six in foreign jurisdictions) and 113 patent applications pending (22 in the United States and 91 in foreign jurisdictions) which cover the use of dendritic cells in DCVax as well as targets for either our dendritic cell or fully human monoclonal antibody therapy candidates. The issued patents expire at dates from 2015 to 2017.

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

     Our principal stockholders, executive officers, and directors and entities affiliated with them, in the aggregate, beneficially owned approximately 94% of our common stock and shares of common stock issuable pursuant to options and warrants exercisable on July 30, 2004. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Company management and Toucan, as a result of the security ownership described above, has the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they can dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

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

Item 4. Controls and Procedures

     (a) Evaluation of disclosure controls, procedures, and internal controls

     Our President (Principal Executive Officer) and our Controller (Principal Financial and Accounting Officer), after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and internal control over financial reporting, as of the date of this quarterly report, have concluded that, as of June 30, 2004, our disclosure controls and procedures were adequate to ensure that material information relating to the registrant would be made known to them by others within the Company. In addition, our President and our Controller have determined that our internal control over financial reporting is sufficient to provide reasonable assurance that; (i) our records accurately and fairly reflect our transaction and our disposition of our assets; (ii) allow transactions to be recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of our Company are only being made in accordance with authorizations of management and Company Directors; and (iii) the Company prevents or timely detects the unauthorized acquisition, use, or disposition of assets that could have a material effect on our financial statements.

     (b) Changes in internal controls.

     To our knowledge, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls during the quarter ended June 30, 2004.

Part II — Other Information

Item 1. Legal Proceedings

     We are not a party to any material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

     None

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our stockholders during the quarter ended June 30, 2004.

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

b) Reports on Form 8-K

On August 6, 2004 we filed a report on Form 8-K to report the terms of the Amendment No. 1 To Recapitalization Agreement executed by the Company and Toucan Capital Fund II, LP.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC

Dated: August 13, 2004	By:	/s/ Alton L. Boynton

Alton L. Boynton
President (Principal
Executive Officer)

Dated: August 13, 2004	By:	/s/ Larry L. Richards

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