Form 10-Q
period 2004-09-30
NORTHWEST BIOTHERAPEUTICS INC
filed 2004-11-15
CIK 1072379

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended September 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-26825

NORTHWEST BIOTHERAPEUTICS, INC.
(Exact Name Of Registrant As Specified In Its Charter)

DELAWARE	94-3306718
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Canyon Park Building 8, 22322 20th Avenue S.E., Suite 150, Bothell, Wa. 98021
(Address of Principal Executive Offices, Including Zip Code)

(425) 608-3000
(Registrant’s Telephone Number, Including Area Code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          As of November 14, 2004, the registrant had outstanding 19,028,779 shares of common stock, $0.001 par value.

TABLE OF CONTENTS

NORTHWEST BIOTHERAPEUTICS, INC.

Part I — Financial Information

     Item 1. Financial Statements

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

BALANCE SHEETS
(in thousands)
(Unaudited)

	December 31, 2003	September 30, 2004

ASSETS
Current assets:
Cash and cash equivalents	$255	$111
Accounts receivable	8	37
Prepaid expenses and other current assets	85	25

Total current assets	348	173

Property and equipment:
Leasehold improvements	69	69
Laboratory equipment	551	332
Office furniture and other equipment	128	128

	748	529
Less accumulated depreciation and amortization	(375)	(343)

Property and equipment, net	373	186

Restricted cash	105	30
Deposit and other non-current assets	45	45

	$871	$434

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Notes payable to related parties, net of discount	$44	$1,805
Current portion of capital lease obligations	42	42
Accounts payable	128	339
Accrued expenses	34	195
Accrued expenses, tax liability	492	486
Common stock warrant liability	—	2,146
Deferred grant revenue	—	39

Total current liabilities	740	5,052
Long-term liabilities:
Capital lease obligations, less current portion	49	18
Deferred rent	66	54

Total liabilities	855	5,124

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 15,000,000 shares authorized, no shares issued or outstanding at December 31, 2003 and September 30, 2004, respectively	—	—
Common stock, $0.001 par value, 125,000,000 shares authorized, 19,027,779 and 19,028,779 shares issued and outstanding at December 31, 2003 and September 30, 2004, respectively	19	19
Additional paid-in capital	64,294	63,671
Deferred compensation	(53)	(20)
Deficit accumulated during the development stage	(64,244)	(68,360)

Total stockholders’ equity (deficit)	16	(4,690)

Commitments, contingencies and subsequent events
Total liabilities and stockholders’ equity (deficit)	$871	434

See accompanying notes to financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from March 18, 1996 (inception) to September 30, 2004

	2003	2004	2003	2004

Revenues:
Research material sales	$8	$12	$15	$46	$406
License fees	25	—	25	—	25
Contract research and development from related parties	—	—	—	—	1,103
Research grants	112	79	361	288	925

Total revenues	145	91	401	334	2,459

Operating expenses:
Cost of research material sales	22	8	62	38	368
Research and development	378	1,716	1,386	2,102	26,076
General and administrative	893	629	3,396	1,880	27,724
Depreciation and amortization	34	35	171	109	2,180
Accrued loss on facility sublease	—	—	174	—	895
Asset impairment loss	—	78	904	78	2,014

Total operating expenses	1,327	2,466	6,093	4,207	59,257

Loss from operations	(1,182)	(2,375)	(5,692)	(3,873)	(56,798)

Other income (expense):
Warrant valuation	—	717	—	717	717
Gain on sale of intellectual rights	—	—	816	—	3,656
Interest expense	(6)	(609)	(25)	(962)	(8,817)
Interest income	1	1	21	2	730

Net loss	(1,187)	(2,266)	(4,880)	(4,116)	(60,512)
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	(1,872)
Series A preferred stock redemption fee	—	—	—	—	(1,700)
Beneficial conversion feature of Series D preferred stock	—	—	—	—	(4,274)

Net loss applicable to common stockholders	$(1,187)	$(2,266)	$(4,880)	$(4,116)	$(68,358)

Net loss per share applicable to common stockholders — basic and diluted	$(0.06)	$(0.12)	$(0.26)	$(0.22)

Weighted average shares used in computing basic and diluted loss per share	19,014	19,026	18,896	19,026

See accompanying notes to condensed financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	September 30,		Period from March 18, 1996 (Inception) to
			September 30, 2004
	2003	2004

Cash Flows from Operating Activities:
Net Loss	$(4,880)	$(4,116)	$(60,512)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	171	109	2,179
Amortization of deferred financing costs	—	—	320
Amortization of debt discount	—	860	6,651
Accrued interest converted to preferred stock	—	—	260
Accreted interest on convertible promissory note	—	92	94
Stock-based compensation costs	203	33	1,075
Loss on sale and disposal of property and equipment	904	—	482
Gain on sale of intellectual property and royalty rights	(816)	—	(3,656)
Gain on sale of property and equipment	—	(36)	(131)
Warrant valuation	—	(717)	(717)
Asset impairment loss	—	78	2,014
Loss on facility sublease	174	—	895
Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	(58)	(29)	(37)
Prepaid expenses and other current assets	637	60	441
Accounts payable and accrued expenses	(35)	366	1,419
Accrued loss on sublease	(266)	—	(266)
Deferred grant revenue	—	39	39
Deferred rent	105	(11)	465

Net Cash used in Operating Activities	(3,861)	(3,272)	(48,985)

Cash Flows from Investing Activities:
Purchase of property and equipment, net	(196)	—	(4,537)
Proceeds from sale of property and equipment	67	36	131
Proceeds from sale of intellectual property	816	—	1,816
Proceeds from sale of marketable securities	1,828	—	2,000
Payment of security deposit	(45)	—	(45)
Transfer of restricted cash	—	75	(1,034)

Net Cash provided by (used in) Investing Activities	2,470	111	(1,669)

Cash Flows from Financing Activities:
Proceeds from issuance of note payable to stockholder	—	—	1,650
Repayment of note payable to stockholder	—	—	(1,650)
Proceeds from issuance of convertible promissory note and warrants, net of issuance costs	—	3,100	8,499
Repayment of convertible promissory note	—	(52)	(52)
Borrowing under line of credit, Northwest Hospital	—	—	2,834
Repayment of line of credit to Northwest Hospital	—	—	(2,834)
Payment on capital lease obligations	(64)	(31)	(263)
Payment on note payable	(420)	—	(420)
Proceeds from issuance of preferred stock, net	—	—	27,432

	September 30,		Period from March 18, 1996 (Inception) to
			September 30,
	2003	2004	2004

Proceeds from exercise of stock options and warrants	—	—	220
Proceeds from issuance of common stock, net	—	—	17,369
Series A preferred stock redemption fee	—	—	(1,700)
Deferred financing costs	—	—	(320)

Net Cash (used in) provided by Financing Activities	(484)	3,017	50,765

Net increase (decrease) in cash and cash equivalents	(1,875)	(144)	111
Cash and cash equivalents at beginning of period	2,539	255	—

Cash and cash equivalents at end of period	664	111	111

Supplemental disclosure of cash flow information — cash paid during the period for interest	25	9	1,395

Supplemental schedule of non-cash financing activities
Equipment acquired through capital leases	$—	$—	$285
Common stock warranty liability	—	2,863	2,863
Accretion of Series A preferred stock mandatory redemption obligation	—	—	1,872
Beneficial conversion feature of convertible promissory notes	—	2,140	3,166
Conversion of convertible promissory notes and accrued interest to Series D preferred stock	—	—	5,324
Issuance of Series C preferred stock warrants in connection with lease agreement	—	—	43
Issuance of common stock for license rights	—	—	4
Liability for and issuance of common stock and warrants to Medarex	280	—	840
Issuance of common stock to landlord	35	—	35
Deferred compensation on issuance of stock options and restricted stock grants	—	—	711
Cancellation of options and restricted stock	77	—	844
Financing of prepaid insurance through note payable	—	—	420
Stock subscription receivable	$—	$—	$480

See accompanying notes to financial statements.

Northwest Biotherapeutics, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

(unaudited)

1. Basis of Presentation

          The accompanying unaudited financial statements for Northwest Biotherapeutics, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

          Had the Company recognized the compensation cost of employee stock options based on the fair value of the options on the date of grant as prescribed by SFAS No. 123, the pro-forma net loss applicable to common stockholders and related loss per share would have been adjusted to the pro-forma amounts indicated below:

	Three months ended September 30,		Nine months ended September 30,

	2003	2004	2003	2004

Net loss applicable to common stockholders As reported	(1,187)	(2,266)	(4,880)	(4,116)
Add: Stock-based employee compensation expense included in reported net loss, net	35	7	203	33
Deduct: Stock-based employee compensation determined under fair value based method for all awards	(77)	(95)	(303)	(329)

Pro forma	(1,229)	(2,354)	(4,980)	(4,412)

Net loss per share-basic and diluted: As reported	(0.06)	(0.12)	(0.26)	(0.22)
Pro forma	(0.06)	(0.12)	(0.26)	(0.23)

          There were no stock options granted during the three-months ended September 30, 2004 and September 30, 2003. There were no stock options granted during the nine-months ended September 30, 2004. The per share weighted average fair value of stock options granted during the nine months ended September 30, 2003 was $0.09. These weighted average fair values were determined on the dates of grants using the following weighted average assumptions:

Nine months ended September 30, 2003

Risk-free interest rate	3.11%
Expected life	5 years
Expected volatility	207%
Dividend yield	0

2. Liquidity

          On April 26, 2004 we entered into a Recapitalization Agreement with Toucan Capital Fund II, L.P. (“Toucan”). On July 30, 2004, the Company and Toucan agreed to amend and restate the Recapitalization Agreement (the “Amended and Restated Recapitalization Agreement”).

          Pursuant to the Amended and Restated Recapitalization Agreement on July 30, 2004 the Company received $2.0 million from Toucan. The Company issued a warrant to Toucan which is exercisable immediately for up to 20 million shares of the Company’s Capital Stock. This warrant is exercisable for up to seven years. The exercise price of the warrant is the lesser of (i) $0.10 per share (subject to certain adjustments); or (ii) a 35% discount to the average closing price of the Company’s common stock during the twenty trading days prior to the first closing of the sale of convertible preferred stock of the Company, but not less than $0.04 per share.

          On October 22, 2004, the Company and Toucan agreed to amend the Amended And Restated Recapitalization Agreement (“Amendment No. 1”). In connection with entering into Amendment No. 1, the Company received a $500,000 loan from Toucan on October 22, 2004. The loan (i) has a 12 month term, (ii) accrues interest at 10% per annum on a 365 day basis compounded annually from the issue date, (iii) is secured by a first priority senior security interest in all of the Company’s assets, and (iv) has warrant coverage equal to one hundred percent (100%) of the $500,000 loan. The principal and interest is convertible into capital stock of the Company, generally at Toucan’s option, prior to repayment. The conversion price for any conversion of a note at the election of Toucan will be the lowest of (i) with certain exceptions, the lowest nominal or effective price per share paid by any investor of the Company at any time on or after one year prior to April 26, 2004, (ii) with certain exceptions, the lowest nominal or effective price at which any investor of the Company has a right to acquire shares of the Company pursuant to any security, instrument, or promise, undertaking, commitment, agreement or letter of intent outstanding on or after April 26, 2004 or granted, issued, extended or otherwise made available by the Company at any time on or after one year prior to April 26, 2004 and (iii) the lesser of $0.10 per share or 35% discount to the average closing price per share of the Company’s common stock during any 20 consecutive trading days (beginning with the 20 consecutive trading days prior to the effective date of the Recapitalization Agreement), but not less than $0.04 per share under this clause. In addition to these conversion rights, the notes will automatically be converted into convertible preferred stock of the Company in the event the Company raises $15 million from investors other than Toucan Capital through the issuance of convertible preferred stock on the terms set forth in the Amended and Restated Term Sheet. In this event the conversion price would be the lowest nominal or effective price per share paid by investors other than Toucan who purchase shares of convertible preferred stock (excluding shares issuable upon exercise of the bridge warrants).

           Pursuant to Amendment No.1, Toucan and the Company also agreed to the terms of an additional $500,000 loan that Toucan may make to the Company to cover operating expenses and certain other expenses of the Company, subject to the satisfaction of certain closing conditions, including but not limited to the mutual agreement between the Company and Toucan on an acceptable budget for the Company for the period through December 17, 2004 and the Company providing Toucan with a report detailing its cash position, all expenditures, financial agreements, commitments and undertakings as of October 22, 2004. This additional loan was made on November 10, 2004 on terms substantially similar to the loan made on October 22, 2004 and included a warrant to purchase up to 5,000,000 additional shares of capital stock of the Company with terms substantially similar to the warrant issued on October 22, 2004.  The provision of further loans is generally within the discretion of Toucan and there can be no assurance that Toucan will provide any additional funding to the Company on the terms described above or at all.

          Through November 10, 2004, the Company has issued seven promissory notes to Toucan pursuant to which Toucan has loaned the Company an aggregate of $4.1 million which, with interest of $138,326, is convertable into 106 million shares of common stock. In connection with the issuance of promissory notes to Toucan, the Company has issued and Toucan has received warrants that are currently exercisable for an aggregate of up to 96 million shares of the Company’s capital stock. All of the warrants issued to date to Toucan are currently exercisable and exercisable for up to seven years for their respective issuance dates. The exercise price of the warrants issued for the $1.1 million of bridge loans received from February 2, 2004 through June 11, 2004 is $0.01 per share, subject to adjustments. The exercise price of the warrants issued for the $3.0 million of bridge loans received from July 30, 2004 through November 10, 2004 is the lesser of (i) $0.10 per share (subject to certain adjustments); or (ii) a 35% discount to the average closing price of the Company’s common stock during the twenty trading days prior to the first closing of the sale of convertible preferred stock of the Company, but not less than $0.04 per share.

          In accordance with EITF 00-19, the Company accounts for potential shares that can be converted to common stock that are in excess of authorized shares as a liability that is recorded at fair value. Total potential outstanding common stock exceeded the Company's authorized shares on July 30, 2004 when an additional $2.0 million bridge loan, convertible into common stock, was received from Toucan and additional warrants were issued. The fair value of the warrants in excess of the authorized shares was approximately $2.8 million and was recognized as a liability on July 30, 2004. This liability is required to be revalued at each reporting date with any change in value included in other income/(expense) until such time as enough shares are authorized to cover all potentially convertible instruments. The Company's stock price had declined from $0.04 at July 30, 2004 to $0.03 at September 30, 2004. The drop in stock price as of September 30, 2004 was the primary reason for a decrease in the fair value of the warrants of $717,000 and an increase in other income to the Company.

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

          As of November 10, 2004 after giving effect to aggregate borrowings from Toucan of $4.1 million, the Company had approximately $689,000 in cash and cash equivalents.  The Company believes that its remaining cash of approximately $689,000, based on recurring operating and associated financing costs, will be sufficient to fund its operations approximately through the third week of December 2004.

          While the Company has attempted to obtain funding for working capital from multiple parties since 2002, Toucan is the only party, to date, that has invested a significant amount of capital in the Company. In addition, because: (i) Toucan has a first priority, senior secured interest in all of our assets, (ii) Toucan has the right to acquire a controlling interest in the Company, and, (iii) the Company is generally prohibited from negotiating a financing with any parties other than Toucan and its designees, it is unlikely that the Company could obtain funding from any investors other than Toucan. Therefore, if the Amended and Restated Recapitalization Agreement is not fully implemented, or if Toucan is unwilling to continue to fund the Company’s operations, it is unlikely the Company will obtain additional funding from any third parties and the Company will be required to cease operations and liquidate its assets.

3. Net Loss Per Share Applicable to Common Stockholders

          Basic and diluted net loss per share applicable to common stockholders has been computed using the weighted-average number of shares of common stock outstanding during the period, less, for the three months and nine months ended September 30, 2004, 2,000 issued and outstanding restricted shares of common stock that were subject to repurchase. Options to purchase 919,488 shares of common stock and warrants to purchase 91 million shares of common stock were excluded from the calculation of diluted net loss per share for the three and nine-months ended September 30, 2004 as such securities were antidilutive. Options to purchase 1.7 million shares of common stock and warrants to purchase 1.4 million shares of common stock were excluded from the calculation of diluted net loss per share for the three and nine-months ended September 30, 2003 as such securities were antidilutive.

4. Notes Payable to Related Parties

          The initial bridge funding period commenced on February 2, 2004 when the Company issued Toucan an unsecured convertible promissory note, in the amount of $50,000. On March 1, 2004, the Company issued Toucan a secured convertible promissory note, in the amount of $50,000. The notes were convertible at prices below the current price of the Company’s common stock at the date of issuance resulting in a beneficial conversion cost of approximately $100,000 which is being amortized over the 12-month term of the notes. Amortization of deferred debt discount of approximately $25,000 and $62,000 was recorded for the three months and nine months ended September 30, 2004, respectively. Interest accretion on the notes of approximately $3,000 and $6,000 was recorded for the three months and nine months ended September 30, 2004 for the February 2 and March 1, 2004 note balances, respectively.

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

          On April 26, 2004 the Company issued Toucan a senior secured convertible promissory note and warrants, in the amount of $500,000. Proceeds from the April 26, 2004 loan were allocated between the notes and warrants on a relative fair value basis. The value allocated to the warrants on the date of the grant was approximately $375,000. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 3.57%, volatility of 218%, and a contractual life of 7-years. The value of the warrants was recorded as a deferred debt discount against the $500,000 proceeds of the notes. In addition, a beneficial conversion feature related to the notes was determined to be approximately $375,000 but is capped at the remaining value originally allocated to the notes of approximately $125,000. As a result, the total discount on the notes equaled the face value of $500,000 which is being amortized over the twelve-month term of the notes. Amortization of deferred debt discount of approximately $126,000 and $215,000 was recorded for the three months and nine months ended September 30, 2004, respectively. Interest accretion on the note of approximately $13,000 and $21,500 was recorded for the three months and nine months ended September 30, 2004 for the April 26, 2004 note balance, respectively.

          On June 11, 2004 the Company issued Toucan a senior secured convertible promissory note and warrants, in the amount of $500,000. Proceeds from the June 11, 2004 loan were allocated between the notes and warrants on a relative fair value basis. The value allocated to the warrants on the date of the grant was approximately $353,000. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 3.70%, volatility of 219%, and an contractual life of 7-years. The value of the warrants was recorded as a deferred debt discount against the $500,000 proceeds of the notes. In addition, a beneficial conversion feature related to the notes was determined to be approximately $353,000 but is capped at the remaining value originally allocated to the notes of approximately $147,000. As a result, the total discount on the notes equaled the face value of $500,000 which is being amortized over the twelve-month term of the notes. Amortization of deferred debt discount of approximately $126,000 and $152,000 was recorded for the three months and nine months ended September 30, 2004, respectively. Interest accretion on the note of approximately $13,000 and $15,000 was recorded for the three months and nine months ended September 30, 2004 for the June 11, 2004 note balance, respectively.

          On July 30, 2004 the Company issued Toucan a senior secured convertible promissory note and warrants, in the amount of $2.0 million. Proceeds from the July 30, 2004 loan were allocated between the notes and warrants on a relative fair value basis. The value allocated to the warrants on the date of the grant was approximately $570,000. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 1.61%, volatility of 226%, and an contractual life of 7-years. The value of the warrants was recorded as a deferred debt discount against the $2.0 million proceeds of the notes. In addition, a beneficial conversion feature related to the notes was determined to be approximately $570,000. As a result, the total discount on the notes equaled 1.1 million which is being amortized over the twelve-month term of the notes. Amortization of deferred debt discount of approximately $194,000 was recorded for the three months and nine months ended September 30, 2004, respectively. Interest accretion on the note of approximately $34,000 was recorded for the three months and nine months ended September 30, 2004 for the July 30, 2004 note balance.

          On October 22, 2004 the Company issued Toucan a senior secured convertible promissory note and warrants, in the amount of $500,000, pursuant to Amendment No. 1. Pursuant to Amendment No. 2, on November 10, 2004 the Company issued Toucan a senior secured convertible promissory note and warrants, in the amount of $500,000. Toucan has the option to loan additional amounts to the Company, on terms mutually acceptable to the Company and Toucan, but is not obligated to do so.

5. Contingency

          Through abandoning the tenant improvements at our prior facility, on which use tax payments to the State of Washington had been qualified for tax deferral, including the disposal and impairment of previously qualified tax deferred equipment, we received a tax assessment of $492,000 on October 21, 2003 for 87.5% of the gross tax deferred on such qualified investments. The tax assessment payment was initially due on November 20, 2003 and accrues interest at 9% until paid. This contingent assessment is being carried as an estimated liability on the balance sheet as of September 30, 2004, and for the year ended December 31, 2003, was included in general and administrative expense.

           The assessment was reduced by the State of Washington on August 2, 2004. The current net assessment including accrued interest is $486,000. The length of time that has elapsed since the completion of the leasehold improvement, the major subject of the assessment, has made it difficult to provide the State with specific segment specifications, and respective segment costs. We believe the blueprints for the construction project will make it possible to provide the State with the requested construction detail and costs. We timely filed, on August 25, 2004, a petition for further review of this assessment through the appeal process as outlined in Washington Administrative Code (WAC) 458-20-100. While an appeal is pending, it is our understanding of Washington’s code that payment of the assessment is suspended until the appeal process is finally exhausted, but interest will continue to accrue.

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

          The Company is presently party to an arbitration proceeding with Soma Partners, LLC, an investment bank located in New Jersey (“Soma”). The Company and Soma were parties to an Engagement Letter dated October 15, 2003 pursuant to which the Company hired Soma to locate potential investors for the Company. Pursuant to the terms of the Engagement Letter the Company and Soma agreed to that any disputes arising between the parties would be submitted to arbitration in the New York metropolitan area. Soma has filed an arbitration Statement of Claim against the Company with the American Arbitration Association in New York, NY claiming unpaid commission fees of $186,000 and seeking declaratory relief regarding potential fees for future transactions which may be undertaken by the Company with Toucan. The Company intends to vigorously defend itself against this claim and has filed a counterclaim against Soma.

          The Company has recorded a contingent liability of $108,000 with respect to this matter, which is included in general and administrative expense at September 30, 2004.

          The Company entered into a service agreement dated July 30, 2004 with Cognate Therapeutics, Inc. Cognate is a Contract Research Organization, majority owned by Toucan and two of the principals of Toucan are board members of Cognate. The Company is committed to utilizing Cognate’s services for a two year period related primarily to manufacturing drugs, regulatory advice, research and development (R&D) preclinical activities and managing clinical trials. Monthly expenditures are expected to range between approximately $427,000 and $718,000. The contract with Cognate includes a penalty of $4.0 million if the Company cancels the contract within one year and $2.0 million if the Company cancels the contract after one year as well as payment for all services performed in winding down any ongoing activities. The Company entered into this contract after consultation with an independent expert in the field of Good Manufacturing Practices (GMP), regulatory affairs, and clinical trial activities. The Company believes entering into this agreement gives it an opportunity to restart its clinical and research programs much more efficiently and rapidly as opposed to rebuilding its infrastructure, internal cGMP facilities, regulatory, clinical and R&D expertise. In addition, if the Company did not enter into this contract with Cognate it is likely that Toucan would not have loaned it the additional $2.0 million on July 30, 2004 because of the significant delay in moving forward with rebuilding these capabilities within the Company, and the potential negative impact on formation of a syndicate of potential investors. Given these facts the Company believes it was in its best interest to enter into this agreement. Payments made to Cognate, which are included in research and development expense, were approximately $1.5 million for the three and nine months ended September 30, 2004.

6. Impairment of Long-lived Assets

          In connection with entering into the service agreement with Cognate in the third quarter of 2004 and the underutilization of certain equipment while its Recapitalization Agreement with Toucan is in progress, the Company recorded an asset impairment loss of approximately $78,000 as of September 30, 2004 related to its property and equipment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations

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

          From our inception through September 30, 2004, we incurred costs of approximately $26.1 million associated with our research and development activities. Because our technologies are unproven, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization.

          General and administrative expenses include salary and benefit expenses related to administrative personnel, cost of facilities, insurance, legal support, as well as amortization costs of stock options granted to employees and warrants issued to consultants for entering into commercial arrangements.

          To date, our revenues have primarily been derived from the manufacture and sale of research materials, contract research and development services, and research grants from the federal government. For the nine-months ended September 30, 2004, we earned approximately $46,000 in revenues from the manufacture and sale of research materials. If we are to rely exclusively on revenues from the sale of our research products to fund our operations, we will need to significantly increase both the number of customers and the size of such sales. We lack high-volume manufacturing, sales and marketing experience and, as a result, it is unlikely we will be able to fund our operations through the manufacture and sale of research products.

          Our financial statements for the year ended December 31, 2003 and nine-months ended September 30, 2004 were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Nevertheless, we have experienced recurring losses from operations, have a working capital deficit, and have a deficit accumulated during the development stage of $68.4 million, as of September 30, 2004, that raises substantial doubt about our ability to continue as a going concern and our auditors have issued an opinion on the December 31, 2003 financial statements which states that there is substantial doubt about our ability to continue as a going concern.

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

          Proceeds from the November 13, 2003 offering were allocated between the notes and warrants on a relative fair value basis. The value allocated to the warrants on the date of the grant was approximately $221,000. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 3.36%, volatility of 194%, and an contractual life of 5-years. The value of the warrants was recorded as a deferred debt discount against the $335,000 proceeds of the notes. In addition, a beneficial conversion feature related to the notes was determined to be approximately $221,000 but is capped at the remaining value originally allocated to the notes of approximately $114,000. As a result, the total discount on the notes equaled the face value of $335,000 which is being amortized over the twelve-month term of the notes. Amortization of deferred debt discount of approximately $69,000 and $237,000 was recorded for the three months and nine months ended September 30, 2004, respectively. Interest accretion on the note of approximately $5,000 and $15,500 was recorded for the three months and nine months ended September 30, 2004 for the November 13, 2003 note balance, respectively.

Toucan Financing

          In an effort to continue to fund our operations, on April 26, 2004 the Company entered into a Recapitalization Agreement with Toucan. On July 30, 2004 the Company and Toucan amended and restated the Recapitalization Agreement (the “Amended and Restated Recapitalization Agreement”. On October 22, 2004 the Company and Toucan amended  the Amended and Restated Recapitalization Agreement,  (“Amendment No. 1”) and on November 10, 2004, the Company and Toucan amended the Amended and Restated Recapitalization Agreement (“Amendment No. 2”). To date, we have issued Toucan seven 10% convertible promissory notes in the aggregate principal amount of $4.1 million. All of the  notes accrue interest at 10% per year from their respective issuance dates and are convertible into capital stock of the Company. We have also issued Toucan warrants to purchase up to 96 million shares of our capital stock. The recent borrowing from Toucan should enable the Company to fund its operations approximately through the third week of December 2004. Toucan has the option to loan additional amounts to the Company, on terms mutually acceptable to the Company and Toucan, but is not obligated to do so.

Results of Operations

Three Months Ended September 30, 2004 and 2003

          Total Revenues. Revenues decreased from $145,000 for the three months ended September 30, 2003 to $91,000 for the three months ended September 30, 2004. The research material sales component of revenue increased 50% from $8,000 for the three months ended September 30, 2003 to $12,000 for the three months ended September 30, 2004. This slightly higher sales volume resulted from additional direct advertising in select trade journals in the first and third quarters of 2004. We are unable to project when, if ever, our sales of research materials will attain consistent profitability. License fee revenue of $25,000 for the three months ended September 30, 2003 was a one-time license fee for utilization of specific cell lines. Research grant income decreased 29% from $112,000 for the three months ended September 30, 2003 to $79,000 for the three months ended September 30, 2004. The decrease in grant revenue reflects decreased direct grant research activity, and therefore a decrease in reimbursable direct and indirect costs associated with remaining grant awards.

          Cost of Research Material Sales. Cost of research material sales decreased 64% from $22,000 for the three months ended September 30, 2003 to $8,000 for the three months ended September 30, 2004. During the three months ended September 30, 2004, we contracted with a third party in lowering direct labor costs of manufacturing our research materials. We are unable to project when, if ever, our sales of research materials will attain consistent profitability.

          Research and Development Expense. Research and development expense increased from $378,000 for the three months ended September 30, 2003 to $1.7 million for the three months ended September 30, 2004. This increase was primarily pursuant to a service agreement between the Company and Cognate, a contract research organization, to manufacture drugs, provide regulatory advice, research and development (R&D) preclinical activities, and for managing clinical trials.

          General and Administrative Expense. General and administrative expense decreased 30% from $893,000 for the three months ended September 30, 2003 to $629,000 for the three months ended September 30, 2004. This decrease was primarily due to the October 9, 2002 directive from our Board of Directors to initiate immediate actions to conserve cash and the resulting staff reductions and other cost reduction steps implemented. General and Administrative expenses for the three months ended September 30, 2004 includes $108,000 related to arbitration proceedings with SOMA Partners, LLC.

          Depreciation and Amortization. Depreciation and amortization increased 3% from $34,000 for the three months ended September 30, 2003 to $35,000 for the three months ended September 30, 2004. This increase was primarily due to additional depreciation incurred as a result of moving to a smaller facility in June 30, 2003.

          Asset Impairment Loss. In connection with entering into the service agreement with Cognate in the third quarter of 2004 and the underutilization of certain equipment while its Recapitalization Agreement with Toucan is in progress, the Company recorded an asset impairment loss of approximately $78,000 as of September 30, 2004 related to its property and equipment.

           Other Income (Expense), Net Interest expense increased from $6,000 for the three months ended September 30, 2003 to $609,000 for the three months ended September 30, 2004. This increase was due primarily to recognizing interest expense relative to the debt discount and interest accretion associated with the November 13, 2003 Secured Convertible Promissory Note and Warrants debt financing and the bridge loans from Toucan. Interest income remained constant at $1,000 for the three months ended September 30, 2003 to $1,000 for the three months ended September 30, 2004. This consistency was primarily due to having comparable average cash balances during the three months ended September 30, 2004 and 2003. Warrant valuation increased to $717,000 due to the change in the valuation of the common stock warrant liability. Total potential outstanding common stock exceeded the Company’s authorized shares on July 30, 2004 when an additional $2.0 million bridge loan, convertible into common stock, was received from Toucan and additional warrants were issued. The fair value of the warrants in excess of the authorized shares was approximately $2.8 million and was recognized as a liability on July 30, 2004. This liability is required to be revalued at each reporting date with any change in value included in other income/(expense) until such time as enough shares are authorized to cover all potentially convertible instruments. The Company’s stock price had declined from $0.04 at July 30, 2004 to $0.03 at September 30, 2004. The drop in stock price as of September 30, 2004 was the primary reason for a decrease in the fair value of the warrants and an increase in other income to the Company.

Nine Months Ended September 30, 2004 and 2003

          Total Revenues. Revenues decreased from $401,000 for the nine-months ended September 30, 2003 to $334,000 million for the nine-months ended September 30, 2004. The research material sales component of revenue increased from $15,000 for the nine-months ended September 30, 2003 to $46,000 for the nine-months ended September 30, 2004. This higher sales volume resulted from direct advertising in select trade journals in the first and third quarters of 2004. We are unable to project when, if ever, our sales of research materials will attain consistent profitability. License fee revenue of $25,000 for the nine months ended September 30, 2003 was a one-time license fee for utilization of specific cell lines.  Research grant income decreased 20% from $361,000 for the nine-months ended September 30, 2003 to $288,000 for the nine-months ended September 30, 2004. The decrease in grant revenue reflects decreased direct grant research activity, and therefore a decrease in reimbursable direct and indirect costs associated with the remaining grant award.

          Cost of Research Material Sales. Cost of research material sales decreased 39% from $62,000 for the nine-months ended September 30, 2003 to $38,000 for the nine-months ended September 30, 2004. During 2004, we contracted with a third party in lowering direct labor costs of manufacturing our research materials. We are unable to project when, if ever, our sales of research materials will attain consistent profitability.

          Research and Development Expense. Research and development expense increased 50% from $1.4 million for the nine-months ended September 30, 2003 to $2.1 million for the nine-months ended September 30, 2004. This increase was primarily pursuant to a service agreement between the Company and Cognate, a contract research organization, to manufacture drugs, provide regulatory advice, research and development (R&D) preclinical activities, and for managing clinical trials.

          General and Administrative Expense. General and administrative expense decreased 44% from $3.4 million for the nine-months ended September 30, 2003 to $1.9 million for the nine-months ended September 30, 2004. This decrease was primarily due to the October 9, 2002 directive from our Board of Directors to initiate immediate actions to conserve cash and the resulting staff reductions and other cost reduction steps implemented. General and Administrative expenses for the nine months ended September 30, 2004 includes $108,000 related to arbitration proceedings with SOMA Partners, LLC.

          Depreciation and Amortization. Depreciation and amortization decreased 36% from $171,000 for the nine-months ended September 30, 2003 to $109,000 for the nine-months ended September 30, 2004. This decrease was primarily due to the approximately $904,000, net, of equipment and leasehold improvements write-offs for the year ended December 31, 2003.

          Loss on Facility Sublease and Lease Cancellation.  Lease cancellation costs of $174,000 are associated with the June 30, 2003 termination of the Company’s primary lease of its prior offices and release from future lease obligations.

          Asset Impairment Loss.  Asset disposal costs of $904,000 for the nine months ended September 30, 2003 was primarily related to the write-off of leasehold improvements and equipment associated with the June 30, 2003 termination of the Company’s primary lease and the resulting move from a 38,000 square foot facility to a facility of approximately 14,000 square feet whereby such assets will not be utilized. In connection with entering into the service agreement with Cognate in the third quarter of 2004 and the underutilization of certain equipment while its Recapitalization Agreement with Toucan is in progress, the Company recorded an asset impairment loss of approximately $78,000 as of September 30, 2004 related to its property and equipment.

           Other Income (Expense), Net Interest expense increased from $25,000 for the nine-months ended September 30, 2003 to $962,000 for the nine-months ended September 30, 2004. This increase was due primarily to recognizing interest expense relative to the debt discount and interest accretion associated with the November 13, 2003 Secured Convertible Promissory Note and Warrants debt financing and the bridge loans from Toucan. Interest income decreased 90% from $21,000 for the nine-months ended September 30, 2003 to $2,000 for the nine-months ended September 30, 2004. This decrease was primarily due to the decline in market interest rates and having lower average cash balances during the nine months ended September 30, 2004. Warrant valuation increased to $717,000 due to the change in the valuation of the common stock warrant liability. Total potential outstanding common stock exceeded the Company’s authorized shares on July 30, 2004 when an additional $2.0 million bridge loan, convertible into common stock, was received from Toucan and additional warrants were issued. The fair value of the warrants in excess of the authorized shares was approximately $2.8 million and was recognized as a liability on July 30, 2004. This liability is required to be revalued at each reporting date with any change in value included in other income/(expense) until such time as enough shares are authorized to cover all potentially convertible instruments. The Company’s stock price had declined from $0.04 at July 30, 2004 to $0.03 at September 30, 2004. The drop in stock price as of September 30, 2004 was the primary reason for a decrease in the fair value of the warrants and an increase in other income to the Company.

          Gain on Sale of Intellectual Property. The $816,000 gain realized on the sale of royalty rights was negotiated based on the expected discounted net present value (NPV) of the future 2% royalty obligation under that certain Assignment and License Agreement dated December 9, 2002 with Medarex and was received in cash on July 1, 2003.

Liquidity and Capital Resources

General Discussion

          Through abandoning the tenant improvements at our prior facility, on which use tax payments to the State of Washington had been qualified for tax deferral, including the disposal and impairment of previously qualified tax deferred equipment, we received a tax assessment of $492,000 on October 21, 2003 for 87.5% of the gross tax deferred on such qualified investments. The tax assessment payment was initially due on November 20, 2003 and accrues interest at 9% until paid. This contingent assessment is being carried as an estimated liability on the balance sheet as of September 30, 2004, and for the year ended December 31, 2003, was included in general and administrative expense.

           The assessment was reduced by the State of Washington on August 2, 2004. The current net assessment including accrued interest is $486,000. The length of time that has elapsed since the completion of the leasehold improvement, the major subject of the assessment, has made it difficult to provide the State with specific segment specifications, and respective segment costs. We believe the blueprints for the construction project will make it possible to provide the State with the requested construction detail and costs. We timely filed, on August 25, 2004, a petition for further review of this assessment through the appeal process as outlined in Washington Administrative Code (WAC) 458-20-100. While an appeal is pending, it is our understanding of Washington’s code, payment of the assessment is suspended until the appeal process is finally exhausted, but interest will continue to accrue.

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

          As of November 10, 2004, after giving effect to aggregate borrowings from Toucan of $4.1 million, the Company had approximately $689,000 in cash and cash equivalents. The Company believes that its remaining cash of approximately $689,000, based on recurring operating and associated financing costs, will be sufficient to fund its operations through approximately the third week of December 2004. While the Company has attempted to obtain funding for working capital from multiple parties since 2002, Toucan is the only party, to date, that has invested a significant amount of capital in the Company. Therefore, if the Amended and Restated Recapitalization Agreement is not fully implemented, or if Toucan is unwilling to continue to fund the Company’s operations, it is unlikely the Company will obtain additional funding from any third parties and the Company will be required to cease operations and liquidate its assets.

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

Asset Sales and Sources of Cash

          On April 8, 2003, we were awarded a National Institutes of Health (NIH) cancer research grant. The total first year grant award was for approximately $318,000 and has been earned under the grant and was recognized in revenue through the year ended December 31, 2003. The total award for fiscal 2004 was approximately $328,000, comprised of approximately $198,000 authorized for direct grant research expenditures and approximately $130,000 authorized for use to cover our facilities and administrative overhead costs. Approximately $118,000 of the grant’s aggregate award remains to be utilized of which $39,000 has been received and is included in deferred grant revenue as of September 30, 2004.

          On April 21, 2003, because we had received frequent requests from researchers for access to our cancer-associated monoclonal antibodies, human dendritic cells, and dendritic cell precursors (monocytes), we announced our entry into the Research Reagents Market. We earned approximately $46,000 in revenue for the nine-months ended September 30, 2004 from the manufacture and sale of research materials. However, we have limited manufacturing facilities and expertise to produce our research products and the commercial success of any of our research products will depend upon the strength of our sales and marketing efforts. We are unable to project when, if ever, its sales of research materials will attain consistent profitability.

          Our effort to license certain rights, title, and interest to technology relating to specific cell lines resulted in the July 1, 2003 License Agreement with DakoCytomation with the payment of a one-time $25,000 license fee and future non-refundable minimum annual royalty payments of $10,000 credited against any royalty payments made to NWBT. The Company waived its right to the July 2004 royalty payment because of a cell line contamination issue that DakoCytomation resolved at their expense. The $25,000 one-time license fee was received on August 25, 2003.

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

          On October 22, 2004, the Company and Toucan amended the Amended and Restated Recapitalization Agreement (“Amendment No. 1”) and in connection with Amendment No. 1, the Company received a $500,000 loan from Toucan on October 22, 2004. On November 10, 2004 the Company and Toucan further amended the Amended and Restated Recapitalization Agreement (“Amendment No. 2”) and in conjunction with Amendment No. 2 the Company received an additional $500,000 from Toucan on November 10, 2004.

Uses of Cash

          We used $3.3 million in cash for operating activities during the nine-months ended September 30, 2004, compared to $3.9 million for the nine-months ended September 30, 2003. The decrease in cash used in operating activities from 2003 to 2004 was primarily the result of the suspension of all clinical trial activities while the Company attempted to raise additional capital from third parties in order to attempt to restart its clinical and research programs.

          We generated $111,000 in cash from investing activities during the nine-months ended September 30, 2004 compared to $2.5 million provided by investing activities during the nine-months ended September 30, 2003. The cash provided during the nine-months ended September 30, 2004 consisted primarily of restricted cash released as collateral for the Company’s credit cards and the sale of non-essential equipment.

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

Control by Toucan Capital Fund II, LP of a large percentage of our voting stock and Toucan’s rights under the Recapitalization Agreement may permit Toucan to influence the Company in a way that can adversely affect our stock price

          As of November 10, 2004, Toucan has the right to acquire up to 106 million shares of the Company’s outstanding capital stock upon conversion of outstanding principal of $4.1 million and interest of $138,326 under the bridge loans, and up to 96 million shares upon exercise of warrants. This represents a beneficial ownership of approximately 88% of the outstanding capital stock of the Company on a fully diluted basis.

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

          As of November 10, 2004, after giving effect to aggregate borrowings from Toucan of $4.1 million, the Company had approximately $689,000 in cash and cash equivalents. The Company believes that its remaining cash of approximately $689,000, based on recurring operating and associated financing costs, will be sufficient to fund its operations approximately through the third week of December 2004.

          While the Company has attempted to obtain funding for working capital from multiple parties since 2002, Toucan is the only party, to date, that has invested a significant amount of capital in the Company. In addition, because: (i) our loans from Toucan are secured by all of our assets, (ii) Toucan has the right to acquire a controlling interest in the company, and, (iii) we are generally prohibited from negotiating a financing with any parties other than Toucan and its designees, it is unlikely that the Company could obtain funding from any investors other than Toucan. Therefore, if the Amended and Restated Recapitalization Agreement is not fully implemented, or if Toucan is unwilling to continue to fund the Company’s operations, it is unlikely the Company will obtain additional funding from any third parties and the Company will be required to cease operations and liquidate its assets.

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

          We have incurred net losses every year since our incorporation in July 1998 and, as of September 30, 2004, we had a deficit accumulated during the development stage of approximately $68.4 million. We have had net losses applicable to common stockholders for the prior three years as follows:

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

          From approximately October 2002 through March 22, 2004, we reduced our research and administrative staff by approximately sixty-three members. Our remaining staff, as of September 30, 2004 consisted of six full-time employees and one part-time employee.

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

          Our principal stockholders, executive officers, and directors and entities affiliated with them, in the aggregate, beneficially owned approximately 94% of our common stock and shares of common stock issuable pursuant to options and warrants exercisable on September 30, 2004. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Company management and Toucan, as a result of the security ownership described above, has the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they can dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

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

Item 4. Controls and Procedures

          (a) Evaluation of disclosure controls, procedures, and internal controls

          Our President (Principal Executive Officer) and our Controller (Principal Financial and Accounting Officer), after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and internal control over financial reporting, as of the date of this quarterly report, have concluded that, as of September 30, 2004, our disclosure controls and procedures were adequate to ensure that material information relating to the registrant would be made known to them by others within the Company. In addition, our President and our Controller have determined that our internal control over financial reporting is sufficient to provide reasonable assurance that; (i) our records accurately and fairly reflect our transaction and our disposition of our assets; (ii) allow transactions to be recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of our Company are only being made in accordance with authorizations of management and Company Directors; and (iii) the Company prevents or timely detects the unauthorized acquisition, use, or disposition of assets that could have a material effect on our financial statements.

          (b) Changes in internal controls.

          To our knowledge, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls during the quarter ended September 30, 2004.

Part II — Other Information

Item 1. Legal Proceedings.

          The Company is presently party to an arbitration proceeding with Soma Partners, LLC, an investment bank located in New Jersey (“Soma”).  The Company and Soma were parties to an Engagement Letter dated October 15, 2003 pursuant to which the Company hired Soma to locate potential investors for the Company.  Pursuant to the terms of the Engagement Letter the Company and Soma agreed to that any disputes arising between the parties would be submitted to arbitration in the New York metropolitan area. Soma has filed an arbitration Statement of Claim against the Company with the American Arbitration Association in New York, NY claiming unpaid commission fees of $186,000 and seeking declaratory relief regarding potential fees for future transactions which may be undertaken by the Company with Toucan.  The Company intends to vigorously defend itself against this claim and has filed a counterclaim against Soma.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

          None

Item 3. Defaults upon Senior Securities.

          None

Item 4. Submission of Matters to a Vote of Security Holders.

          No matters were submitted to a vote of our stockholders during the quarter ended September 30, 2004.

Item 5. Other Information

          None

Item 6. Exhibits.

a) Exhibits

10.1	Amended and Restated Recapitalization Agreement between the Company and Northwest Biotherapeutics, Inc. and Toucan Capital Fund II, L.P., dated July 30, 2004.+

10.2	Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principal amount of $2,000,000 between the Company and Toucan Capital Fund II, L.P. dated July 30, 2004.+

10.3

Amended and Restated Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principal amount of $500,000 between the Company and Toucan Capital Fund II, L.P. dated July 30, 2004.+

10.4

Amended and Restated Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principal amount of $500,000 between the Company and Toucan Capital Fund II, L.P. dated July 30, 2004.+

10.5

Amended and Restated Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principal amount of $50,000 between the Company and Toucan Capital Fund II, L.P. dated July 30, 2004.+

10.6

Amended and Restated Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principal amount of $50,000 between the Company and Toucan Capital Fund II, L.P. dated July 30, 2004.+

10.7	Warrant to purchase securities of the Company dated July 30, 2004 issued to Toucan Capital Fund II, L.P.+

10.8	Warrant to purchase securities of the Company dated June 11, 2004 issued to Toucan Capital Fund II, L.P.+

10.9	Warrant to purchase securities of the Company dated April 26, 2004 issued to Toucan Capital Fund II, L.P.+

31.1	Certification of President (Principal Executive Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Controller (Principal Financial and Accounting Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Controller Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 6, 2004.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC

Dated: November 15, 2004	By:	/s/ Alton L. Boynton

Alton L. Boynton
President (Principal Executive Officer)

Dated: November 15, 2004	By:	/s/ Larry L. Richards

Larry L. Richards
Controller
(Principal Financial and Accounting Officer)

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Amended and Restated Recapitalization Agreement between the Company and Northwest Biotherapeutics, Inc. and Toucan Capital Fund II, L.P., dated July 30, 2004.+

10.2	Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principal amount of $2,000,000 between the Company and Toucan Capital Fund II, L.P. dated July 30, 2004.+

10.3

Amended and Restated Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principal amount of $500,000 between the Company and Toucan Capital Fund II, L.P. dated July 30, 2004.+

10.4

Amended and Restated Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principal amount of $500,000 between the Company and Toucan Capital Fund II, L.P. dated July 30, 2004.+

10.5

Amended and Restated Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principal amount of $50,000 between the Company and Toucan Capital Fund II, L.P. dated July 30, 2004.+

10.6

Amended and Restated Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principal amount of $50,000 between the Company and Toucan Capital Fund II, L.P. dated July 30, 2004.+

10.7	Warrant to purchase securities of the Company dated July 30, 2004 issued to Toucan Capital Fund II, L.P.+

10.8	Warrant to purchase securities of the Company dated June 11, 2004 issued to Toucan Capital Fund II, L.P.+

10.9	Warrant to purchase securities of the Company dated April 26, 2004 issued to Toucan Capital Fund II, L.P.+

31.1	Certification of President (Principal Executive Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Controller (Principal Financial and Accounting Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Controller Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.