Form 10-K
period 2004-12-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2005-04-15
CIK 1072379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
Common Stock, $0.001 Par Value
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑
      The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price on the consolidated transaction reporting system on June 30, 2004 was approximately $2.0 million.
      As of March 31, 2005, the Registrant had outstanding 19,028,779 shares of common stock.

PART I
Forward-Looking Statements
      The following description of our business, discussion and analysis of our financial condition and results of operations should be read in conjunction with the information included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those projected. The words “believe,” “expect,” “intend,” “anticipate,” and similar expressions are used to identify forward-looking statements, but their absence does not mean that such statement is not forward-looking. You are encouraged to carefully review the various disclosures made by us in this report and in the documents incorporated herein by reference, in our previous SEC filings, and those factors described under “Factors That May Affect Results of Operations and Financial Condition”, beginning on page 18 of this Annual Report on Form  10-K. These factors, among others, could cause results to differ materially from those presently anticipated by us. Readers are cautioned not to place undue reliance on these forward-looking statements. In this Annual Report on Form 10-K, references to “Northwest Biotherapeutics,” “company,” “we,” “us,” and “our” refer to Northwest Biotherapeutics, Inc.

Item 1.	Business
Recent Developments
      During 2004 and to date in 2005 we entered into multiple agreements with Toucan Capital Fund II, L.P., or Toucan Capital, all of which related to the recapitalization of our company. These agreements contemplate that we will issue up to $40 million of convertible preferred stock over the one-year period beginning January 26, 2005 and ending on January 25, 2006.
      On January 26, 2005, we issued to Toucan Capital 32.5 million shares of our series A cumulative convertible preferred stock, or series A stock, and a warrant, with a contractual life of 7-years, to purchase up to 13.0 million shares of series A stock, in exchange for $1.3 million.
      We also borrowed $4.8 million from Toucan Capital, from February 2, 2004 through April 12, 2005, comprised of the following loan transactions:

Date	Loan Principal	Due Date	Interest Rate	Warrant Shares

	(In thousands)			(In thousands)
02/02/04	$50	06/26/05	10%	3,000
03/01/04	50	06/26/05	10%	3,000
04/26/04	500	06/26/05	10%	30,000
06/11/04	500	06/11/05	10%	30,000
07/30/04	2,000	07/30/05	10%	20,000
10/22/04	500	10/22/05	10%	5,000
11/10/04	500	11/10/05	10%	5,000
12/27/04	250	12/27/05	10%	2,500
04/12/05	450	04/12/06	10%	4,500

Total	$4,800			103,000

      Toucan Capital has the right, as of April 14, 2005, to convert principal and interest on the above loans to acquire up to 127.4 million shares of our capital stock and has the right to acquire up to 116.0 million shares upon exercise of related warrants, inclusive of the 13.0 million series A warrants. Including the 32.5 million of series A preferred stock held by Toucan Capital, they have beneficial ownership of approximately 275.9 million shares of our capital stock, representing a beneficial ownership of approximately 93.4%. Toucan Capital has a right of first refusal to participate in our future issuances of debt or equity securities.

      On December 17, 2004, Dr. Randall L-W. Caudill and Mr. Wayne L. Pines resigned as members of our board of directors. Since that time we have had a sole director, Alton L. Boynton, Ph.D., who is also our president. These board resignations were anticipated as part of the recapitalization plan.
      In connection with our January 26, 2005 issuance of series A stock, Toucan Capital amended the related restated recapitalization agreement and the restated term sheet to provide that: (i) as of January 26, 2005, the authorized number of our directors shall be one; (ii) the authorized number of directors may not be increased or decreased without the consent of the holders of a majority of the shares of convertible preferred stock; (iii) the holders of a majority of the shares of convertible preferred stock, acting in their sole discretion, may require us to increase the total number of authorized directors up to a maximum of seven directors; and (iv) any newly created directorships shall be designated by the holders of a majority of the shares of convertible preferred stock, acting in their sole discretion, to be filled by either: (A) an outside director with significant industry experience, who is reasonably acceptable to the holders of a majority of the convertible preferred stock, to be elected by the holders of our common stock and called a independent industry expert directorship; or (B) a director to be designated by the holders of a majority of the convertible preferred stock and to be called a preferred directorship. Up to four directorships shall be designated as preferred directorships, up to two directorships shall be designated as independent industry expert directorships, and one director shall be our chief executive officer.
      Our financial statements for the year ended December 31, 2004 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Nevertheless, we have experienced recurring losses from operations and have a deficit accumulated during the development stage of $72.8 million. Our independent auditors indicated in their report on our December 31, 2004 financial statements included in this report that there is substantial doubt about our ability to continue as a going concern.
Overview
      Northwest Biotherapeutics, Inc. was incorporated in Delaware in July 1998. We are a development stage biotechnology company focused on discovering, developing, and commercializing immunotherapy products that safely generate and enhance immune system responses to effectively treat cancer. Currently approved cancer treatments are frequently ineffective and can cause undesirable side effects. Our approach in developing cancer therapies utilizes our expertise in the biology of dendritic cells, which are a type of white blood cells that activate the immune system. Our primary activities since incorporation have been focused on advancing a proprietary dendritic cell immunotherapy for prostate and brain cancer together with strategic and financial planning, and raising capital to fund our operations. We completed an initial public offering of our common stock in December 2001.
      We have two basic technology platforms applicable to cancer therapeutics; dendritic cell-based cancer vaccines which we call DCVax® and monoclonal antibodies for cancer therapeutics. DCVax is our registered trademark. Our DCVax dendritic cell-based cancer vaccine program is our main technology platform.
      Since the beginning of 2002, we recognized that we did not have sufficient working capital to adequately fund our operations and needed to obtain additional capital from third parties in order to continue our clinical and research programs. In April 2002 we retained an investment bank to assist us in raising capital. Due to the economic climate in 2002 and declining stock prices of biotechnology companies, including our own stock price, we were unable to raise additional capital. In July 2002 we retained an additional investment banking firm to assist us in exploring various strategic options including raising additional capital, licensing our technology to a third party, or merging with another company. We contacted over 50 biotechnology companies and over 20 large pharmaceutical companies in an attempt to explore these options without success.

      From September 2002 through approximately September 2004, we reduced our staff from 67 to 8 employees, withdrew the approved investigational new drug application (IND) for our Phase III clinical trial for hormone refractory prostate cancer and our IND for our Phase I trial for non-small cell lung cancer from the U.S. Food and Drug Administration (FDA), and left open our Phase II clinical trial for brain cancer which currently remains open with the FDA. In addition, we moved our corporate headquarters twice, each time to smaller facilities in order to reduce our monthly rent expense. During this time, we attempted to obtain capital from various sources, but were not successful. On November 13, 2003, we borrowed $335,000 from members of our management which enabled us to continue operating into the first quarter of 2004.
      During 2004 and to date in 2005, we have undergone a significant recapitalization pursuant to which Toucan Capital has loaned us $4.8 million and invested $1.3 million in equity, in return for debt securities, preferred stock and warrants. Toucan Capital has the right, as of April 14, 2005, to convert principal and interest on the loans to acquire up to 127.4 million shares of our capital stock and has also the right to acquire up to 116.0 million shares upon exercise of warrants. Including the 32.5 million of series A preferred stock held by Toucan Capital, they have beneficial ownership of approximately 275.9 million shares of our capital stock, representing a beneficial ownership of approximately 93.4%.
      On July 30, 2004 we entered into a service agreement with Cognate Therapeutics, Inc. Cognate is a contract research organization, the majority of which is owned by Toucan Capital. In addition, two of the principals of Toucan Capital are members of Cognate’s board of directors. Under the agreement we agreed to utilize Cognate’s services for a two-year period, related primarily to manufacturing DCVax product candidates, regulatory advice, research and development preclinical activities and managing clinical trials. We recognized approximately $2.9 million of costs relative to this agreement in 2004.
Website Access to Reports
      Our website is located at: http://www.nwbio.com. Our periodic SEC filings are available on our website by clicking on “News and Investor” to “Stock Quote” to “Real-Time SEC Filings”. Additionally, our press releases can be accessed on our website through clicking on “News and Investor” to “Stock Quote” to “Press Releases”. The “Archive” button will display our historical press releases. The Securities and Exchange Commission also maintains an Internet site that contains reports that we have filed with it at http://www.sec.gov. The information contained on our website is not incorporated into nor a part of this annual report on Form 10-K.
Industry Background

Incidence of Cancer in the United States
      The American Cancer Society estimates that in the United States, men have a 1 in 2 lifetime risk of developing cancer, while women have a risk of 1 in 3. Doctors were expected to diagnose approximately 1.37 million new cases of cancer in the United States during 2004. Cancer is the second leading cause of death in the United States after heart disease and was estimated to result in approximately 563,700 deaths, or 1,544 per day, in 2004. The direct medical costs related to treating cancer in the United States were estimated to be $56 billion in 2002. Our initial therapeutic targets, prostate, brain and lung cancers, cause approximately 36% of the cancer deaths in the United States each year. The American Cancer Society estimated that the incidence of new diagnosis and deaths resulting from several common cancers during 2004 would be as follows:

Type of Cancer	New Cases	Deaths

Breast	213,900	41,000
Prostate	230,854	29,100
Colorectal	150,700	56,400
Lung	178,000	161,300
Kidney	31,800	11,600
Melanoma	54,800	7,400
Brain	17,000	13,100

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
      B cells direct the humoral (i.e. antibody) immune response by binding to disease-associated antigens on the surface of various cell types, producing disease-specific antibodies. Helper T cells also enhance B cell production of disease-specific antibodies. These antibodies bind to and initiate the destruction of cells marked by the associated disease-specific antigens.
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

Our Approaches
      We have developed two proprietary approaches, DCVax and therapeutic antibodies, for stimulating and enhancing a patient’s cellular and humoral (i.e. antibody) immune response to cancer. Given appropriate funding for future development, which we are currently seeking, we believe that DCVax and therapeutic antibody products may overcome certain limitations of current cancer therapies and offer cancer patients safe and effective treatment alternatives, alone or in combination with other therapies.

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

•	Activates The Natural Immune System. Our DCVax product candidates are designed to elicit a natural immune response. We believe that our pre-clinical and clinical trials have demonstrated that our DCVax product candidates can train a patient’s own Killer T cells to seek and destroy specifically targeted cancer cells. Our clinical trials have also shown that DCVax-Prostate stimulates the body to produce antibodies and T cells that bind to cancer-associated antigens and potentially destroy cancer cells marked by these antigens.

•	Multiple Cancer Targets. If we secure the necessary funding, we intend to apply our DCVax platform to treat a wide variety of cancers. The DCVax platform affords the flexibility to target many different forms of cancer through the pairing of dendritic cells with cancer-associated antigens, fragments of cancer-associated antigens or deactivated whole cancer cells as well as possible direct intra-tumoral injection of partially mature dendritic cells.

•	No Significant Adverse Side Effects Or Toxicity. Our initial DCVax-Prostate Phase I/ II clinical trial has shown mild injection site reactions, which were typical and fully anticipated, but no significant adverse side effects in over 110 clinically administered injections. We believe that we minimize the potential for toxicity by using the patient’s own cells to create our DCVax product candidates. Additionally, because our DCVax products are designed to target the cancer-associated antigens in the patient, we believe they minimize collateral damage to healthy cells.

•	Rapid Pre-Clinical Development. We believe that our DCVax technology, which was safely administered in a Phase I/ II clinical trial for prostate cancer, will enable us to rapidly move new potential products into clinical trials, subject to FDA approval and the availability of adequate resources. New DCVax product candidates simply require the identification of cancer-associated antigens, fragments of cancer-associated antigens or whole cancer cells added to partially mature dendritic cells prior to injection into patients or potentially the direct injection of partially mature dendritic cells into solid tumors.

•	Ease Of Administration. We initially collect a patient’s white blood cells in a single standard outpatient procedure called leukapheresis. After patient-specific manufacturing and quality control testing, each small dose of a DCVax product candidate is administered by a simple intradermal injection in an outpatient setting, or by a direct injection of partially mature dendritic cell into a solid tumor.

•	Complementary With Other Treatments. Our DCVax product candidates are designed to stimulate the patient’s own immune system to safely target cancer cells. Consequently, we believe these products may be used as an adjuvant to traditional therapies such as chemotherapy, radiation therapy, hormone therapy and surgery.

Therapeutic Antibody
      Our therapeutic antibody program is based on combining our expertise in monoclonal antibodies, immunology and antigen discovery. We co-developed an initial therapeutic antibody product candidate with Medarex, Inc. This partnership enabled us to create a proprietary fully human monoclonal antibody-based prostate cancer product candidate. Our interest in that product candidate now was acquired by Medarex and is presently in a FDA Phase II clinical trial. We plan to enter into partnering agreements for development of other antibody product candidates, so that we can devote our primary focus to our core program of dentritic cell vaccine (DCVax). Products derived from our therapeutic antibody efforts are intended to have the following attractive characteristics.

•	Fully Human Antibodies. Current monoclonal antibody-based therapies contain mouse proteins or fragments of such proteins. Consequently, these therapies have the potential to elicit unwanted immune responses against the mouse proteins or protein fragments. Our first therapeutic antibody product candidate, which was co-developed with and acquired by Medarex, is based on monoclonal antibodies that are fully human, and thus do not contain any mouse proteins. As a result, we expect these products to exhibit a favorable safety profile and minimal, if any, unwanted immune response against the antibody-based therapy itself.

•	Cancer Specificity. Our proprietary antigens are significantly over-expressed in cancer cells. Our antibodies bind to these targeted cancer-associated antigens and potentially destroy cancer cells marked by these antigens. To date, we have identified five clinically validated antigens associated with at least twelve different cancers. Certain rights to three of our antigen targets have been acquired by Medarex.

•	Multiple Therapeutic Applications. We believe that therapeutic antibodies may be used as stand-alone products that bind to cancer-associated antigens and potentially destroy cancer cells marked by these antigens. Therapeutic antibodies may also enable the targeted delivery of existing therapies such as radiation and cytotoxic agents. The inherent toxic effects of cytotoxic agents and radioactive materials on normal tissue could be minimized by coupling these agents to antibodies that have a high degree of specificity to cancer cells.

•	Commercialization. Based on our experience with the manufacturing of therapeutic antibodies, we believe the manufacturing of these antibodies can be scaled to meet market demand. Antibody-based products are typically characterized by an inherent stability, resulting in a commercially acceptable shelf-life.

•	Complementary With Other Treatments. We believe that our therapeutic antibody product candidates may be suitable for use alone or in combination with currently approved therapies due to their complementary cell-killing properties.
      In addition, we believe that therapeutic antibodies may be useful for the development of cancer diagnostic imaging products.

Our Clinical and Preclinical Development Programs
      We submitted an investigational new drug application, or IND, with the FDA on December 8, 2004 for restarting our Phase III clinical trial for prostate cancer, DCVax-Prostate. The IND cleared the FDA on January 8, 2005. This Phase III clinical trial is based on promising clinical data from a previously conducted Phase I/ II clinical trial. The double blinded, placebo controlled Phase III clinical trial is expected to enroll about 600 patients at 30-50 sites throughout the United States. The trial will focus on non-metastatic hormone-independent prostate cancer patients. Preparations are underway to commence the trial later in 2005.

      We have also cleared with the FDA a Phase II clinical trial for DCVax-Brain for patients with Glioblastoma multiforme, the most lethal form of brain cancer. Preparations are underway to commence the trial later in 2005.
      We have completed completed substantial research and pre-clinical testing phases for four additional product candidates. Significantly, we have recently been issued a patent by the United States Patent and Trademark Office which covers antibody therapeutic rights to a cancer protein involved in primary cancers and in the metastatic process. The protein is known as CXCR4, and is over-expressed in more than 65% of cancers and involved in three critical functions of primary tumors and metastatic tumors. These three functions are cell proliferation, migration, and invasion of cancer cells resulting in the establishment of distant metastatic sites.
      The following table summarizes the targeted indications and status of our product candidates:

Product Candidate	Target Indications	Status(1)

DCVax Platform
DCVax-Prostate	Prostate Cancer	Phase III Clinical Trial cleared FDA
For non-metastatic hormone
independent prostate cancer
DCVax-Brain	Glioblastoma multiforme	Phase II Clinical Trial cleared FDA
For Glioblastoma multiforme
Orphan Drug designation granted 12/02
DCVax-Lung	Non-small cell lung cancer	Phase I — suspended and IND
withdrawn in 2002 due to lack of
funding
DCVax-Direct	Head and Neck Cancer, Non-small	Pre-clinical
cell lung, brain cancers
Therapeutic Antibody Platform
CXCR4 Antibody	Breast cancer	Pre-clinical
	Glioblastoma	Pre-clinical
	Colon cancer	Pre-clinical
	Melanoma	Pre-clinical

(1)	Pre-clinical means that a product is undergoing efficacy and safety evaluation in disease models in preparation for human clinical trials. Phase I-III clinical trials denote safety and efficacy tests in humans as follows:
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

Our DCVax Platform
      The DCVax platform uses our proprietary process to efficiently produce and activate dendritic cells outside of a patient’s body. Our Phase I/ II clinical trial for DCVax-Prostate demonstrated that these cells can generate an effective immune system response when administered therapeutically. Manufacture of a DCVax product takes approximately 30 days to complete, and is characterized by the following sequence:

•	Collection. A patient’s white blood cells are collected in a single and simple outpatient procedure called leukapheresis.

•	Isolation of Precursors. These cells are sent to our manufacturing facility, where dendritic cell precursors are isolated from the patient’s white blood cells.

•	Transformation by Growth Factors. Dendritic cell precursors are transformed, through the application of specific growth factors, into highly pure populations of immature dendritic cells during a six-day culture period.

•	Maturation. Immature dendritic cells are exposed to a proprietary maturation factor in order to maximize Helper T cell, Killer T cell, and B cell activation.

•	Antigen Display. Cancer-associated antigens, fragments of cancer-associated antigens or deactivated whole cancer cells are added to, ingested, and processed by the maturing dendritic cells, causing the dendritic cells to display fragments of cancer-associated antigens on their outer cell surfaces.

•	Harvest. These dendritic cells are harvested and separated into single-use DCVax administration vials, frozen and stored.

•	Quality Control. Each DCVax product lot undergoes rigorous quality control testing, including 14-day sterility testing for bacterial and mycoplasma contamination, and potency testing prior to shipment to the administration site for injection.
      We believe that our DCVax platform affords us the flexibility to target many different forms of cancer through pairing of dendritic cells with cancer-associated antigens, pieces of cancer-associated antigens or deactivated whole cancer cells. We have either patented or licensed critical intellectual property regarding this technology.
DCVax Product Candidates

DCVax-Prostate
      DCVax-Prostate, our initial dendritic cell-based product candidate, resulted from combining our DCVax platform with the cancer-associated antigen prostate specific membrane antigen, or PSMA. Prostate specific membrane antigen is located on the surface of prostate cells. It is expressed at very low levels on benign or healthy prostate cells, and at much higher levels on prostate cancer cells. Because PSMA is over-expressed in virtually all prostate cancers, it represents an effective target for prostate cancer therapeutics. The results from our Phase I/ II clinical trial provided us with important results supporting the potential value of our DCVax platform as the basis for new cancer immunotherapies.
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
      We observed stabilization of disease at 26 weeks in 52% (16 of 31) of the patients in our Phase I/ II clinical trial. Twelve of these stable patients did not have measurable metastatic disease at the time of treatment and all twelve were stable, as measured by radiographic criteria, at weeks 26 to 28 with a median time to progression of 59 weeks. These results can be compared to results for another company’s experimental therapy given to similar patients without metastatic disease that had a median time to progression of 29 weeks. Patients with measurable metastatic disease in our Phase I/ II clinical trial had a median time to progression of 20 weeks. These results can be compared to results for another company’s experimental therapy given to patients with metastatic disease that had a median time to progression of 16 weeks with control or placebo progression occurring at 9 weeks. Eighty-three percent (83%) of patients had an immune response following treatment with DCVax-Prostate, as measured by the amount of immune-reactive substances found in the blood of patients, which formed specifically in response to PSMA.
      Target Market. The American Cancer Society estimates that 231,000 new cases of prostate cancer will be diagnosed in the United States during 2004. Deaths from prostate cancer are estimated at

29,000 per year. We estimate that there is an initial DCVax-Prostate target population consisting of approximately 100,000 patients with late stage, or hormone refractory, prostate cancer.
      Current Treatments. Existing treatments for localized prostate cancer include surgery and various forms of radiation therapy. The current standard-of-care for treating metastatic prostate cancer is hormone therapy. Although this therapy achieves temporary tumor control, the National Cancer Institute’s 1989-1996 five-year survival rate for metastatic prostate cancer is only 33%. Moreover, hormone therapy may cause significant adverse side effects, including bone loss, hot flashes, impotence and blood clots. Disease progression in the presence of hormone therapy occurs on average in two years, and is then classified as hormone refractory prostate cancer. Approximately 50% of patients with hormone refractory prostate cancer will die within two years of its onset. Currently, the only FDA approved treatment for hormone refractory prostate cancer are chemotherapy or Taxotere which prolongs survival and radioactive pharmaceuticals, which can alleviate cancer-related symptoms but may cause significant adverse side effects and does not prolong survival. A large fraction of hormone refractory patients do not have objective metatstatic disease as measured by bone and CT scans. We believe that DCVax-Prostate addresses this critical unmet medical need of this patient population.

DCVax-Brain
      DCVax-Brain uses our DCVax platform in combination with glioblastoma tumor cell lysate antigens. Our clinical collaborators at UCLA conducted a Phase I clinical trial to assess the safety and efficacy of dendritic cell-based immunotherapy for glioblastoma. They have informed us that it has been safely administered to 12 patients, and have provided us with preliminary data. Seven of these patients were newly diagnosed and to date have a mean time to progression of 18.2 months (two patients have yet to progress after 19 and 29 months respectively) compared to 7 months for historical controls. Survival to date averages 20.7 months compared to 15 months of survival for historical controls. Two of seven patients remain alive after 4 years without recurrence. The five patients with recurrent disease all progressed with a mean of 13 months compared to 5 months for historical controls. Average survival to date is 11.8 months compared to 10 months for historical controls. Three of these patients, from the recurring group, remain alive. Based on these results, we have received clearance from the FDA to conduct a Phase II clinical trial with DCVax-Brain, and we have been granted Orphan Drug designation for this application of DCVax.
      Target Market. The American Cancer Society estimated that about 17,000 new cases of brain cancer would be diagnosed in the United States during 2004. Deaths from brain cancer are estimated at about 13,100 per year. The most common and lethal form of brain cancer is glioblastoma, the indication we are targeting with DCVax-Brain. We estimate that our DCVax-Brain could address a population consisting of approximately 10,000 new patients per year.
      Current Treatments. Existing treatments for glioblastoma include surgery, radiation and chemotherapy. These existing treatments are often used in various combinations and/or sequences and have significant adverse side effects. In its most recent study, The National Institutes of Health reported that the 1989-1996 five-year survival rate for all brain cancer patients (including less virulent forms than glioblastoma) was only 31%. Following initial treatment, virtually all cases of this cancer recur, with a life expectancy of approximately one year following recurrence. Few effective therapies exist for these patients. We believe that DCVax-Brain may address this critical unmet medical need.

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

DCVax-Direct
      DCVax-Direct uses our DCVax platform to produce dendritic cells suitable for direct injection into solid tumors. Several scientific studies have shown that dendritic cells injected into solid tumors in animal models can result in tumor regression. We have continued pre-clinical development of this application with positive preclinical animal data.

Our Therapeutic Antibody Platform
      Our therapeutic antibody platform is based on combining our expertise in monoclonal antibodies, immunology and antigen discovery with potential partners who have expertise in humanized and fully human monoclonal antibody development. We co-developed our initial therapeutic antibody product with Medarex. We believe our relationship with Medarex and future partners may enable us to create proprietary humanized and fully human monoclonal antibody-based cancer therapies. We develop our therapeutic antibody products in the following sequence:

•	Identification. We identify, validate, and select a potentially useful cancer-associated antigen for our therapeutic antibody platform.

•	Immunization. This cancer-associated antigen is used to immunize non-transgenic or transgenic mice. These mice create B cells, which produce non-human or fully human cancer-associated antigen-specific antibodies.

•	Selection And Culturing. From the B cells created during immunization, we select single antibody-producing cells, which we then culture to large quantities. These cells produce identical antibodies with high specificity to the targeted cancer-associated antigen.

•	Analysis And Evaluation. These non-human or fully human monoclonal antibodies are analyzed for specificity to the cancer-associated antigen, ability to bind to live cancer cells with high affinity and ability to kill those cells. In addition, the antibody-producing cells are evaluated for their ability to generate high quantities of the selected antibodies.

•	Humanization. The non-human antibody with the most favorable properties can then be humanized, or stripped of its mouse characteristics.

•	Manufacturing. Our therapeutic humanized or fully human monoclonal antibodies are then manufactured for clinical trials under FDA guidelines.
      We believe that, given additional funding, our antigen discovery program may enable us to identify and develop cancer-associated antigens for the therapeutic antibody platform, potentially expanding our portfolio of potential therapeutic products. We expect that the antibodies generated by the therapeutic antibody platform may be useful as potential products or as products coupled with cytotoxins or radioactive agents. However, the DCVax program will continue to be our primary focus.

Therapeutic Antibody Product Candidates

Lung, Breast, Brain, Colon, Melanoma, and Prostate, and Other Cancers
      We have selected a cancer-associated antigen, CXCR4, for non-small cell lung cancer, breast cancer, glioblastoma, colon cancer, melanoma, prostate, pancreas, kidney, ovarian, and certain blood cancers. We were recently issued a United States patent to the use of antibodies to CXCR4, a protein found to be over expressed in greater than 65% of cancers and involved in three critical functions of cancer cells that include cell proliferation, cell migration and cancer cell invasion resulting in the seeding of metastatic sites in distant organs and tissues.

Manufacturing
      We have no manufacturing facilities for the production of our product candidates currently under development. We expect to rely upon partners (or third-party manufacturers) to produce our product candidates for pre-clinical, clinical and commercial purposes. Furthermore, the product candidates under development by us have never been manufactured on a commercial scale and may not be able to be manufactured at a cost or in sufficient quantities to make commercially viable products.

Marketing
      In the event that we secure funding and develop an approved product, we plan to market that product in partnership with one or more established pharmaceutical companies. Our collaboration with these companies may take the form of co-development agreements, licensing agreements or co-marketing arrangements. The oncology market in the United States is characterized by highly concentrated distribution channels. To be successful in producing a commercially viable product, we may need to either partner with a well established company or develop a direct sales force to market that product in the United States.

Intellectual Property
      We seek to protect our commercially relevant proprietary technologies through patents both in the United States and abroad. We have 14 issued and licensed patents (seven in the United States and seven in foreign jurisdictions) and 105 patent applications pending (19 in the United States and 86 in foreign jurisdictions) which cover the use of dendritic cells in DCVax as well as targets for either our dendritic cell or fully human monoclonal antibody therapy candidates. The issued patents expire at dates from 2015 to 2018. We intend to continue using our scientific expertise to pursue and patent new developments with respect to uses, methods, and compositions to enhance our position in the field of cancer treatment.
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
      In addition to patents, we rely on copyright protection, trade secrets, proprietary know-how and trademarks to maintain our competitive position. Our future success will depend in part on our ability to preserve our copyrights and trade secrets. Although our officers, employees, consultants, contractors, manufacturers, outside scientific collaborators, sponsored researchers and other advisors are required to sign agreements obligating them not to disclose our confidential information, these parties may nevertheless disclose such information and compromise our confidential data. We may not have adequate remedies for any such breach. It is also possible that our trade secrets or proprietary know-how will otherwise become known or be independently replicated or otherwise circumvented by competitors.
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

Competition
      The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Several companies, such as Cell Genesys, Inc., Dendreon Corporation, CancerVax, Immuno-Designed Molecules, Inc. and Argos Therapeutics, Inc., are actively involved in research and development of cell-based cancer therapeutics. Of these companies, we believe that only Dendreon, CancerVax, and Cell Genesys are carrying-out Phase III clinical trials with a cell-based therapy and they are doing so in a patient population that does not compete with our Phase III DCVax-Prostate product candidate. No cell-based therapeutic product is currently available for commercial sale. Additionally, several companies, such as Abgenix, Inc., Agensys, Inc., and Genentech, Inc. are actively involved in research and development of monoclonal antibody-based cancer therapies. Currently, at least seven antibody-based products are approved for commercial sale for cancer therapy. Genentech is also engaged in several Phase III clinical trials for additional antibody-based therapeutic products for a variety of cancers, and several other companies are in early stage clinical trials for such products. Many other third parties compete with us in developing alternative therapies to treat cancer, including:

•	biopharmaceutical companies;

•	biotechnology companies;

•	pharmaceutical companies;

•	academic institutions; and

•	other research organizations.
      Most of our competitors have significantly greater resources and expertise then we do in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing. In addition, many of these competitors have become more active in seeking patent protection and licensing arrangements in anticipation of collecting royalties for use of technology they have developed. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors may prevent us from recruiting and retaining qualified scientific and management personnel, or from acquiring technologies complementary to our programs.
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

Governmental Regulation
      Governmental authorities in the United States and other countries extensively regulate the pre-clinical and clinical testing, manufacturing, labeling, storage, record-keeping, advertising, promotion, export, marketing and distribution, among other things, of immunotherapeutics. In the United States, the FDA subjects pharmaceutical and biologic products to rigorous review. Even if we ultimately receive FDA approval for one or more of our products, if we or our partners do not comply with applicable requirements, we may be fined, our products may be recalled or seized, our production may be totally or partially suspended, the government may refuse to approve our marketing applications or allow us to distribute our products, and we may be criminally prosecuted. The FDA also has the authority to revoke previously granted marketing authorizations.
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

Employees
      Beginning in September 2002, we reduced our research and administrative staff approximately 94%, from 67 employees to a remaining staff of four full-time employees, as of April 14, 2005. Each of our employees has signed a confidentiality and invention assignment agreement, and none are covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and consider our employee relations to be positive.

Factors That May Affect Results of Operations and Financial Condition
      This section briefly discusses certain risks that should be considered by our stockholders and prospective investors. You should carefully consider the risks described below, together with all other information included in this Annual Report on Form 10-K and the information incorporated by reference. If any of the following risks actually occur, our business, financial condition, or operating results could be harmed. In such case, you could lose all of your investment.

We will need to raise additional capital which may not be available.
      As of April 14, 2005, we have approximately $487,000 in cash. We believe, based on recurring operating and associated financing costs, our cash will be sufficient to fund our operations through approximately May 25, 2005. For operating capital after that date we intend to seek additional funds from Toucan Capital who is not obligated to provide any further funds to us. Any additional financing with Toucan Capital or any other third party is likely to be dilutive to our stockholders, and any debt financing, if available, may include additional restrictive covenants. If we are unable to obtain significant additional capital in the near-term, we may cease operations at anytime. We do not believe that our assets would be sufficient to satisfy the claims of all of our creditors in full. Therefore, if we were to pursue a liquidation it is highly unlikely that any proceeds would be received by our stockholders.

Our auditors have issued a “going concern” audit opinion.
      Our independent auditors have indicated in their report on our December 31, 2004 financial statements included in this report that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of a liquidation.

We have reduced business umbrella, auto, crime and fiduciary, and directors and officers liability insurance coverage.
      Due to rising insurance premiums for most business insurance coverage, our reduced level of operating activity, and reduced liability exposure through the cessation of all clinical trials, we lowered the levels of all of our insurance coverage. Making a material reduction in our insurance coverage may make it difficult for us to acquire new directors and officers, and will also result in increased exposure to potential liabilities arising from any future litigation, either of which may materially harm our business and results of operations.

We expect to continue to incur substantial losses, and we may never achieve profitability.
      We have incurred net losses every year since our incorporation in July 1998 and, as of December 31, 2004, we had a deficit accumulated during the development stage of approximately $72.8 million. We have had net losses applicable to common stockholders as follows:

•	$12.8 million in 2002;

•	$5.8 million in 2003; and

•	$8.6 million in 2004.
      We expect that these losses will continue, and anticipate negative cash flows from operations for the foreseeable future. Because of our current cash position, we will need to secure additional funding to continue operations. In addition, we will need to generate revenue sufficient to cover operating expenses and research and development costs to achieve profitability. We may never achieve or sustain profitability.

As a company in the early stage of development with an unproven business strategy, our limited history of operations makes an evaluation of our business and prospects difficult.
      We have had a limited operating history and are still in development. We may not be able to achieve revenue growth in the future. We have generated the following limited revenues:

•	$9,000 in 2002;

•	$529,000 in 2003; and

•	$390,000 in 2004.
      We have derived most of these limited revenues from:

•	the sale of research products to a single customer;

•	contract research and development from related parties; and

•	research grants.
      In the future, we anticipate that revenues, if any, will be derived through grants, partnering agreements, and, ultimately, the commercialization of our product candidates.

We may not be able to retain or recruit personnel.
      Since September 2002, we reduced our research and administrative staff approximately 94%, from 67 employees to a remaining staff of four full-time employees, as of April 14, 2005. The uncertainty of our cash position, workforce reductions, the volatility in our stock price and our recent asset sales may create anxiety and uncertainty, which may adversely affect employee morale and cause us to lose employees whom we would prefer to retain or prevent us from hiring qualified staff. To the extent that we are unable to retain our existing personnel, our business and financial results may suffer.
                  Failure to obtain regulatory approval for one or more of our product candidates could significantly harm our business.
      All of our product candidates are still under development. None of our product candidates will be commercially available prior to FDA approval. Significant further financial resources and personnel will be required to develop commercially viable products and obtain regulatory approvals. Much of our efforts and expenditures over the next few years will be devoted to completing the last clinical trials and seeking FDA approval for our lead product candidates, DCVax-Prostate and DCVax-Brain.
      Success in pre-clinical studies and prior clinical trials does not ensure that subsequent large-scale trials will likewise be successful, nor is it a basis for predicting final results. A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after promising results have been achieved in earlier trials. Failure to obtain Food and Drug Administration, or FDA, approval for one or more of our product candidates could significantly harm our business.

We have no manufacturing capabilities, which could adversely impact our ability to commercialize our product candidates.
      We have no manufacturing facilities nor expertise to produce our product candidates. We have never manufactured, on a commercial scale, any of our product candidates. We currently have manufacturing arrangements in place with a contract manufacturer (Cognate Therapeutics). However, we may not be able to enter into agreements with contract manufactures for the manufacture of any of our product candidates at a reasonable cost or in sufficient quantities to be profitable.

Because we lack sales and marketing experience, we may experience significant difficulties commercializing our research product candidates.
      The commercial success of any of our product candidates will depend upon the strength of our sales and marketing efforts. We do not have a sales force and have no experience in the sales, marketing or distribution of products. To fully commercialize our product candidates, we will need to create a substantial marketing staff and sales force with technical expertise and the ability to distribute these products. As an alternative, we could seek assistance from a third party with a large distribution system and a large direct sales force. We may be unable to put either of these plans in place. In addition, if we arrange for others to market and sell our products, our revenues will depend upon the efforts of those parties. Such arrangements may not succeed. If we fail to establish adequate sales, marketing and distribution capabilities, independently or with others, our business will be seriously harmed.

Our success partially depends on existing and future partners.
      The success of our business strategy may partially depend upon our ability to develop and maintain multiple partnerships and to manage them effectively. The success of our restructured operations will depend on our ability to attract partners to our research initiatives. Due to concerns regarding our ability to continue operations, these third parties may decide not to conduct business with us, or may conduct business with us on terms that are less favorable than those customarily extended by them. If either of these events occurs, our business will suffer significantly.
      Our success depends partially upon the performance of our partners. We cannot directly control the amount and timing of resources that our existing or future partners devote to the research, development or marketing of our product candidates. As a result, those partners:

•	may not commit sufficient resources to our programs or product candidates;

•	may not conduct their agreed activities on time, or at all, resulting in delay or termination of the development of our product candidates and technology;

•	may not perform their obligations as expected;

•	may pursue products or alternative technologies in preference to ours; or

•	may dispute the ownership of products or technology developed under our partnerships.
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
      We also work with scientists and medical professionals at academic and other institutions, including the University of California, Los Angeles, M.D. Anderson Cancer Center, and the H. Lee Moffitt Cancer Center some of whom have conducted research for us or assist us in developing our research and development strategy. These scientists and medical professionals are not our employees. They may have commitments to, or contracts with, other businesses or institutions that limit the amount of time they have available to work with us. We have little control over these individuals. We can only expect them to devote to our projects the amount of time required by our license, consulting and sponsored research agreements. In addition, these individuals may have arrangements with other companies to assist in developing technologies that may compete with ours. If these individuals do not devote sufficient time and resources to our programs, our business could be seriously harmed.

Competition in our industry is intense and most of our competitors have substantially greater resources than we have.
      The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Several companies, such as Cell Genesys, Inc., Dendreon Corporation and Immuno-Designed Molecules, Inc., are actively involved in the research and development of cell-based cancer therapeutics. Additionally, several companies, such as Abgenix, Inc., Agensys, Inc., and Genentech, Inc., are actively involved in the research and development of monoclonal antibody-based cancer therapies. Currently, at least seven antibody-based products are approved for commercial sale for cancer therapy. Genentech is also engaged in several Phase III clinical trials for additional antibody-based therapeutics for a variety of cancers, and several other companies are in early stage clinical trials for such products. Many other third parties compete with us in developing alternative therapies to treat cancer, including:

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
      We have 14 issued and licensed patents (seven in the United States and seven in foreign jurisdictions) and 105 patent applications pending (19 in the United States and 86 in foreign jurisdictions) which cover the use of dendritic cells in DCVax as well as targets for either our dendritic cell or fully human monoclonal antibody therapy candidates. The issued patents expire at dates from 2015 to 2018.
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
      We own or have rights under licenses to a variety of issued patents and pending patent applications. However, the patents on which we rely may be challenged and invalidated, and our patent applications may not result in issued patents. Moreover, our patents and patent applications may not be sufficiently broad to prevent others from practicing our technologies or from developing competing products. We also face the risk that others may independently develop similar or alternative technologies or design around our patented technologies.
      We have taken security measures to protect our proprietary information. These measures, however, may not provide adequate protection of our trade secrets or other proprietary information. We seek to protect our proprietary information by entering into confidentiality agreements with employees, partners and consultants. Nevertheless, employees, partners or consultants may still disclose our proprietary information, and we may not be able to protect our trade secrets in a meaningful way. If we lose any employees, we may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by those former employees despite the existence of nondisclosure and confidentiality agreements and other contractual restrictions to protect our proprietary technology. In addition, others may independently develop substantially equivalent proprietary information or techniques or otherwise gain access to our trade secrets.

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
      Third parties may assert that our products and the methods we employ are covered by U.S. or foreign patents held by them. In addition, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that we may infringe. There could also be existing patents of which we are not aware that we may inadvertently infringe.
      If we lose a patent infringement lawsuit, we could be prevented from commercialing product candidates unless we can obtain a license to use technology or ideas covered by such patent or are able to redesign our products to avoid infringement. A license may not be available at all or on terms acceptable to us, or we may not be able to redesign our products to avoid any infringement. If we are not successful in obtaining a license or redesigning our products, we may be unable to commercialing our product candidates and our business could suffer.

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

Toucan Capital and our executive officers beneficially own the vast majority of our stock and, as a result, the trading price for our shares may be depressed and these stockholders can take actions that may be adverse to your interests.
      Toucan Capital and our executive officers, and directors and entities affiliated with them, in the aggregate, beneficially owned approximately 93.7% of our capital stock and shares of capital stock issuable pursuant to convertible notes, options and warrants exercisable as of April 14, 2005. The notes held by Toucan Capital are currently convertible into common stock or series A preferred stock at Toucan’s election, at the price of $0.04 per share and the series A stock is similarly convertible into common stock. Finally, the warrants held by Toucan are exercisable at exercise prices ranging from $0.01 to $0.04 per share. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Company management and Toucan Capital, have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they can dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

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

Toucan Capital has the ability to control our company.
      Toucan Capital has the right, as of April 14, 2005, to convert principal and interest on the loans to acquire up to 127.4 million shares of our capital stock and has the right to acquire up to 116.0 million shares upon exercise of related warrants, inclusive of the 13.0 million series A warrants. Including the 32.5 million of series A preferred stock held by Toucan Capital, they have beneficial ownership of approximately 275.9 million shares of our capital stock, representing a beneficial ownership of approximately 93.4%. Toucan Capital has a right of first refusal to participate in our future issuances of debt or equity securities.
      In addition, under the terms of our recapitalization agreement, we are required to consult with Toucan Capital on how we conduct many aspects of our business. As a result, Toucan Capital has significant authority over how we conduct our business, and with its stock acquisition rights, could influence or control all matters requiring stockholder approval. This control may cause us to conduct our business differently from the way we have in the past. The concentration of ownership may also delay, deter or prevent acts that would result in a change in control, which, in turn, could reduce the market price of our common stock.

Item 2.	Properties
      We maintain our headquarters in Bothell, Washington where we sublease approximately 5,047 square feet of general administration space. Our lease expires on December 31, 2005. We assigned the lease to another party, but we remain primarily liable for the performance of the provisions and obligations under the original June 18, 2003 lease, with Benaroya, in the event the assignee defaults on the lease.

Item 3.	Legal Proceedings
      We are presently party to an arbitration proceeding with Soma Partners, LLC, an investment bank located in New Jersey. We were parties with Soma to an engagement letter dated October 15, 2003 pursuant to which we engaged them to locate potential investors. Pursuant to the terms of the engagement letter, any disputes arising between the parties would be submitted to arbitration in the New York metropolitan area. Soma filed an arbitration statement of claim against us with the American Arbitration Association in New York, NY claiming unpaid commission fees of $186,000 and seeking declaratory relief regarding potential fees for future transactions which may be undertaken by us with Toucan Capital.
      The arbitration proceedings occurred from March 8-10, 2005 and the arbitrator has indicated he will issue his ruling before approximately May 25, 2005. Soma has filed an amended arbitration statement of claim claiming unpaid commission fees of $339,000, as well as warrants to purchase 6% of the aggregate securities issued, and seeking declaratory relief regarding potential fees for future financing transactions which may be undertaken by us with Toucan Capital and others. If Soma were to prevail, the arbitrator could also award its attorneys’ fees and costs related to the proceedings. The arbitrator might also award declaratory relief to Soma regarding potential fees for future financing transactions that may be undertaken by us with Toucan Capital and others. We strongly dispute Soma’s claims and are defending ourselves.

Item 4.	Submission of Matters to a Vote of Security Holders
      We held our annual meeting of stockholders on December 17, 2004. There were five proposals submitted to stockholders for their approval. The proposals included:

(i) approval of the terms of a potential private placement of up to $40 million of our preferred stock;

(ii) approval of an amendment to our sixth amended and restated certificate of incorporation to effect a reverse stock split of not less than 1-for-15 and not more than 1-for-60, with our board of directors having authority to determine which, if any, of these reverse stock splits to effect within those parameters;

(iii) approval of an amendment to our sixth amended and restated certificate of incorporation to increase our authorized capital stock from 140 million shares to 400 million shares, consisting of 300 million shares of common stock and 100 million shares of preferred stock;

(iv) election of one director, Alton L. Boynton, Ph. D., to our board of directors to serve until the 2007 Annual Meeting of Stockholders and until his successor has been elected and qualified (or his earlier resignation or removal);

(v) and ratification of the appointment of KPMG LLP as our independent auditors for the fiscal year ending December 31, 2004.
      All proposals were approved as follows:

(i) The proposal to approve the terms of a potential private placement of up to $40 million of our preferred stock, received the following votes:

		Percent of
	Votes	For/Against

	(In thousands)
For	10,571	96.32
Against	404	3.68
Abstain	40	—
Broker non-Votes	8,013	—

(ii) The proposal to approve an amendment to our sixth amended and restated certificate of incorporation to effect a reverse stock split of as set forth in the proxy statement, received the following votes:

		Percent of
	Votes	For/Against

	(In thousands)
For	16,260	85.45
Against	506	2.66
Abstain	3	0.02
Broker non-Votes	2,259	11.87

(iii) The proposal to approve an amendment to our sixth amended and restated certificate of incorporation to increase our authorized capital stock as set forth in the proxy statement, received the following votes:

		Percent of
	Votes	For/Against

	(In thousands)
For	10,414	54.73
Against	587	3.08
Abstain	15	0.08
Broker non-Votes	8,013	42.11

(iv) The following nominee for the election as Director, to hold office for a term as defined in the proxy statement and until his successor has been duly elected and qualified, received the number of votes set opposite his name:

		Percent of		Percent of
Nominee	Votes For	Vote	Withheld	Vote

	(In thousands)		(In thousands)
Alton L. Boynton, Ph.D.	16,305	97.23	465	2.77

(v) The proposal to ratify the appointment of KPMG LLP as our independent auditors for fiscal year ending December 31, 2004, received the following votes:

		Percent of
	Votes	For/Against

	(In thousands)
For	16,403	98.29
Against	286	1.71
Abstain	81	—
Broker non-Votes	2,259	—
PART II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters
Market Information and Price Range of Common Stock
      Our common stock is quoted on the OTC Bulletin Board under the symbol “NWBT.OB” Public trading of our common stock commenced on December 14, 2001 on the NASDAQ National Market. Prior to that time, there was no public market for our stock. On December 23, 2002, we were delisted from NASDAQ and subsequently commenced trading on the OTC Bulletin Board. The following table summarizes our common stock’s high and low sales prices for the periods indicated as reported by either the NASDAQ National Market or OTC Bulletin Board, as applicable. These prices do not include retail markups, markdowns or commissions.

	2003		2004

	High	Low	High	Low

4th Quarter	$0.29	$0.11	$0.06	$0.03
3rd Quarter	0.42	0.23	0.09	0.02
2nd Quarter	0.41	0.06	0.15	0.02
1st Quarter	0.22	0.06	0.28	0.12
      As of December 31, 2004, there were approximately 254 holders of record of our common stock. Such holders include any broker or clearing agencies as holders of record but exclude the individual stockholders whose shares are held by brokers or clearing agencies.
Dividend Policy
      We have never declared or paid cash dividends on our capital stock. We currently intend to retain future earnings, if any, to fund the development and growth of our business and do not currently anticipate paying any cash dividends in the foreseeable future. The payment of future dividends, if any, will be determined by our board of directors.
Recent Sale of Unregistered Securities

Medarex
      On December 9, 2002, we entered into an agreement with Medarex wherein we sold certain of our intellectual property to Medarex in exchange for certain of their intellectual property and $3.0 million, consisting of $1.0 million in cash and two payments of $1.0 million each payable in common stock. We realized a total of $3.0 million in cash as all of the forgoing shares were sold within 30 days of their issuance in 2003. Additionally, as part of this transaction, a $400,000 debt to Medarex was forgiven. Pursuant to this agreement, we issued to Medarex 2.0 million unregistered shares of our common stock issued as follows: on December 26, 2002, we issued 1.0 million shares; on January 8, 2003 we issued 500,000 shares; and on February 9, 2003 we issued the final 500,000 shares. Also in conjunction with this agreement, we issued Medarex warrants to purchase unregistered common stock as follows: on

December 26, 2002, we issued a warrant to purchase 400,000 shares at an exercise price of $0.216 per share; on January 8, 2003, we issued a warrant to purchase 200,000 shares at an exercise price of $0.177 per share; and on February 9, 2003 we issued the final warrant to purchase 200,000 shares of our common stock at an exercise price of $0.102 per share. The warrants may be exercised at any time after six-months following their issue date and prior to the tenth anniversary of the issue date.
      We estimated the fair value of the 800,000 warrant shares to be $159,678 on the date of grant and as of December 31, 2002, one-half of the warrant value, $79,839, was recognized as an increase to our additional paid in capital and $79,839 was recognized as a long term liability, for the 400,000 warrant shares to be issued in fiscal 2003. Our net gain recognized on this transaction was $2.8 million made up of the receipt of $3.0 million of cash and stock and forgiveness of the $400,000 payable offset by the issuance of 2.0 million shares of unregistered common stock and warrants to purchase 800,000 shares of our common stock valued at approximately $560,000.

Nexus Canyon Park
      On June 30, 2003, we entered into a settlement agreement with Nexus Canyon Park, LLC, our prior landlord. Under this settlement agreement, Nexus Canyon Park agreed to permit premature termination of our lease and excused us from future performance of lease obligations in exchange for 90,000 shares of our unregistered common stock and Nexus’ retention of our $1.0 million cash deposit. The settlement agreement resulted in an additional loss on facility sublease and lease termination of $174,000, net of deferred rent of $203,000, for the year ended December 31, 2003.

Management Loan
      On November 13, 2003, we borrowed an aggregate of $335,000 from the following five members of our management:

Name	Title	Principal

Alton L. Boynton, Ph.D.	President, Chief Scientific Officer, Chief Operating Officer and Secretary	$183,000
Marnix Bosch, Ph.D.	Vice President of Vaccine Research and Development	41,000
Larry L. Richards	Controller (Principal Financial and Accounting Officer)	11,000
Daniel O. Wilds	Former Chairman of the Board of Directors and Chief Executive Officer	50,000
Eric Holmes, Ph.D	Former Vice President of Biomedical Research and Development	50,000

	Total	$335,000

      The notes initially had a 12-month term, accrue interest at an annual rate equal to the prime rate plus 2% and were initially secured by substantially all of our assets not otherwise collateralized. We repaid $50,000, including interest of $1,674, on June 1, 2004 and repaid an additional $50,000, including interest of $4,497, on February 24, 2005. In connection with our April 26, 2004 recapitalization agreement with Toucan Capital, holders of notes representing 70% of the principal amount agreed to amend to the notes to set the conversion price of the amended notes at $0.10 per share and to amend the maturity date to May 12, 2005. The maturity date for these notes was subsequently changed to July 12, 2005.
      As part of these management loans, the lenders received warrants initially exercisable to acquire an aggregate of 3.7 million shares of our common stock subject to certain antidilution adjustments, expiring November 2008, at an exercise price to be determined as follows: (i) in the event that we completed an offering of our common stock generating gross proceeds to us of at least $1 million, then the price per share paid by investors in that offering; or (ii) if we did not complete such an offering, then $0.18, which was the closing price of our common stock on the date of the financing. In connection with the April 26, 2004 recapitalization agreement, certain members of management who held warrants agreed to an amendment to their warrants issued in the November 13, 2003 financing. The purpose of the amendment was to remove the anti-dilution provisions and set the warrant exercise price at the lesser of (i) $0.10 per share or (ii) a 35% discount to the average closing price during the twenty trading days prior to the first closing of the sale by us of convertible preferred stock as contemplated by the recapitalization agreement but not less than $0.04 per share.

Toucan Capital
      From February 1, 2004 through April 14, 2005, we have issued nine promissory notes to Toucan Capital pursuant to which Toucan Capital has loaned us an aggregate of $4.8 million. Toucan Capital has the right, as of April 14, 2005, to convert principal and interest on the loans to acquire up to 127.4 million shares of our capital stock and has the right to acquire up to 116.0 million shares upon exercise of related warrants, inclusive of the 13.0 million series A warrants. Including the 32.5 million of series A preferred stock held by Toucan Capital, they have beneficial ownership of approximately 275.9 million shares of our capital stock, representing a beneficial ownership of approximately 93.4%. Toucan Capital has a right of first refusal to participate in our future issuances of debt or equity securities. The notes accrue interest at the rate of 10% per annum, compounding annually, computed on a 365-day year, have a 12 month term, and are secured by first priority senior security interest in all of our assets.
      In connection with each of the financings, we and Toucan Capital agreed to the allocation of the aggregate investment amounts among the notes and warrants for tax purposes.
      The notes issued February 2, March 1, and April 26, 2004 to Toucan Capital were subsequently amended to change their respective maturity dates to June 26, 2005.

Conversion of Toucan Capital Loans

Optional Conversion
      Pursuant to our restated recapitalization agreement, as amended, Toucan Capital may, at any time and in its sole discretion, convert any or all of the principal and/or interest due on any or all of the notes into any equity or debt security authorized for issuance by us. Under the notes, the conversion price for a discretionary conversion is the lowest of: (i) the lowest nominal or effective price per share paid by any investor at any time on or after April 26, 2003 (with the exception of certain options held by members of the board of directors outstanding as of the effective date, and shares issuable upon the exercise of the warrants); (ii) the lowest nominal or effective price at which any investor is entitled to acquire our shares pursuant to any other security, instrument, or promise, undertaking, commitment, agreement or letter of intent outstanding on or after the effective date or granted, issued, extended or otherwise made available by us at any time on or after April 26, 2003 (with the exception of certain options held by members of the board of directors outstanding as of the effective date and the warrants); and (iii) the lesser of $0.10 per share or a 35% discount to the average closing price per share of our common stock during any twenty consecutive trading days beginning with the twenty consecutive trading days immediately preceding the effective date (with the limitation that the conversion price (iii) will be no less than $0.04 per share). If the currently outstanding notes had been converted into common stock on the date of filing this schedule, the conversion price would have been $0.04 per share pursuant to the above calculation.

Automatic Conversion
      In addition to the optional conversion described above, the notes are automatically convertible into shares of convertible preferred stock upon the closing of a financing pursuant to which we sell at least $15 million of convertible preferred stock for cash to investors other than Toucan Capital on the terms and conditions set forth in the restated recapitalization agreement and the related term sheet. The conversion price for such an automatic conversion is the lowest nominal or effective price per share paid by any investor other than Toucan Capital who purchases convertible preferred stock.

      If we complete a financing upon the terms described above, Toucan Capital’s warrants will be exercisable only for shares of convertible preferred. Until such event, if any, the warrants will be exercisable for any debt or equity security authorized for issuance by us. The number of shares issuable pursuant to the warrants and the exercise prices thereof are subject to adjustment in the event of stock splits, reverse stock splits, stock dividends, and the like. The exercise price is also subject to downward adjustment in the event of certain dilutive issuances in which we sell or are deemed to have sold shares below the then applicable exercise price.

Toucan Capital Series A Cumulative Convertible Preferred Stock
      On January 26, 2005 Toucan Capital purchased 32.5 million shares of our newly designated series A preferred stock at a purchase price of $0.04 per share, for an aggregate purchase price of $1.3 million. The series A preferred stock:

(i) is entitled to cumulative dividends at the rate of 10% per year;

(ii) is entitled to a liquidation preference in the amount of its initial purchase price plus all accrued and unpaid dividends (to the extent of legally available funds);

(iii) has a preference over the common stock with respect to dividends and distributions;

(iv) is entitled to participate on an as-converted basis with the common stock on any distributions after the payment of any preferential amounts to the series A stock;

(v) votes on an as converted basis with the common stock on matters submitted to the common stockholders for approval and as a separate class on certain other material matters; and

(vi) is convertible into common stock on a one-for-one basis, subject to adjustment in the event of stock dividends, stock splits, reverse stock splits, recapitalizations, etc.
      The number of shares of common stock issuable upon conversion of each share of series A stock is also subject to increase in the event of certain dilutive issuances in which we sell or are deemed to have sold shares below the then applicable conversion price which is currently $0.04 per share. The consent of the holders of a majority of the series A preferred stock is required in the event that we elect to undertake certain significant business actions.

Toucan Capital Series A Warrant
      In connection with Toucan Capital’s purchase of series A preferred stock, we issued them a warrant, with a 7-year term, to purchase up to 13.0 million shares of series A preferred stock with an exercise price of $0.04 per share. The number of shares issuable pursuant to the exercise of the warrant and the exercise price thereof is subject to adjustment in the event of stock splits, reverse stock splits, stock dividends and the like.

Item 6.	Selected Financial Data
      The following table shows selected financial data for each of the years ending December 31, 2000 to December 31, 2004 and for the period from our inception through December 31, 2004 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our financial statements and notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.

						Period from
						March 18,
						1996
	Years Ended December 31,					(Inception) to
						December 31,
	2000	2001	2002	2003	2004	2004

	(In thousands, except per share data)
Statement of Operations Data:
Total revenues	$156	$129	$9	$529	$390	$2,515
Operating costs and expenses
Cost of research material sales	51	67	7	79	40	370
Research and development	3,114	4,907	5,956	1,624	3,621	27,595
General and administrative	3,682	4,759	7,463	4,059	2,845	28,689
Depreciation and amortization	199	467	593	207	132	2,203
Loss on facility sublease	—	—	721	174	—	895
Asset impairment loss	—	—	1,032	904	130	2,066

Total operating costs and expenses	7,046	10,200	15,772	7,047	6,768	61,818

Loss from operations	(6,890)	(10,071)	(15,763)	(6,518)	(6,378)	(59,303)
Other Income (expense), net
Warrant valuation	—	—	—	—	(368)	(368)
Gain on sale of intellectual property to Medarex	—	—	2,840	816	—	3,656
Interest expense	(6,056)	(1,062)	(38)	(73)	(1,765)	(9,620)
Interest income	166	193	157	23	3	731

Net loss	(12,780)	(10,940)	(12,804)	(5,752)	(8,508)	(64,904)
Accretion of redemption value of mandatorily redeemable membership units and preferred stock	(430)	(379)	—	—	—	(1,872)
Series A preferred stock redemption fee	—	(1,700)	—	—	—	(1,700)
Beneficial conversion feature of series D convertible preferred stock	—	(4,274)	—	—	—	(4,274)

Net loss applicable to common stockholders	$(13,210)	$(17,293)	$(12,804)	$(5,752)	$(8,508)	$(72,750)

Net loss per share applicable to common stockholders — basic and diluted	$(6.35)	$(6.57)	$(0.76)	$(0.30)	$(0.45)

Weighted average shares used in computing basic and diluted net loss per share	2,080	2,631	16,911	18,908	19,028

	Years Ended December 31,

	2000	2001	2002	2003	2004

	(In thousands)
Balance Sheet Data:
Cash	$411	$14,966	$2,539	$255	$248
Working capital (deficit)	(4,488)	13,501	3,466	(392)	(5,353)
Total assets	4,629	19,476	7,572	871	558
Long-term obligations, net of current portion and discounts	801	123	378	49	12
Mandatorily redeemable convertible preferred stock	4,493	—	—	—	—
Convertible preferred stock	16,444	—	—	—	—
Total stockholders’ equity (deficit)	(22,515)	16,935	4,876	16	(5,217)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Result of Operations
      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those statements included with this annual report. In addition to historical information, this report contains forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words “believe,” “expect,” “intend,” “anticipate,” and similar expressions are used to identify forward-looking statements, but some forward-looking statements are expressed differently. Many factors could affect our actual results, including those factors described under “Factors That May Affect Results of Operations and Financial Condition.” These factors, among others, could cause results to differ materially from those presently anticipated by us. You should not place undue reliance on these forward-looking statements.
Overview
      We have experienced recurring losses from operations, have a working capital deficit of $5.4 million and have a deficit accumulated during the development stage of $72.8 million at December 31, 2004.
      On April 26, 2004 we entered into a recapitalization agreement with Toucan Capital which contemplates the possible recapitalization of our company. At Toucan Capital’s option, and if successfully implemented, the recapitalization could provide us with up to $40 million through the issuance of new securities to Toucan Capital and a syndicate of other investors. Following the recapitalization, Toucan Capital and the investor syndicate would potentially own, on a combined basis, over 90% of our outstanding capital stock.

Toucan Capital Loans
      As part of our recapitalization plan we borrowed $4.8 million from Toucan Capital, from February 2, 2004 through April 12, 2005, comprised of the following transactions:

				Convertible
Loan Date	Principal	Due Date	Accrued Interest(1)	Shares	Shares Warrant

	(In thousands)			(In thousands)	(In thousands)(2)(3)
02/02/04	$50	06/26/05	$5,986	1,400	3,000	(4)
03/01/04	50	06/26/05	5,602	1,390	3,000	(4)
04/26/04	500	06/26/05	48,356	13,709	30,000	(4)
06/11/04	500	06/11/05	42,054	13,551	30,000	(4)
07/30/04	2,000	07/30/05	141,369	53,534	20,000	(5)
10/22/04	500	10/22/05	23,835	13,096	5,000	(5)
11/10/04	500	11/10/05	21,232	13,031	5,000	(5)
12/27/04	250	12/27/05	7,397	6,435	2,500	(5)
04/12/05	450	04/12/06	1,424	11,286	4,500	(5)

Total	$4,800		$297,256	127,432	103,000

(1)	As of December 31, 2004. Interest accrues at 10% per annum based on a 365 day basis compounded annually from their respective original issuance dates.

(2)	The warrant shares are exercisable for shares of convertible preferred stock if the convertible preferred stock is approved and authorized and other investors have purchased in cash a minimum of $15 million of such convertible preferred stock, on the terms and conditions set forth in the recapitalization agreement. However, if, for any reason, such convertible preferred stock is not approved or authorized and/or if other investors have not purchased in cash a minimum of $15 million of such convertible preferred stock, on the terms and conditions set forth in the recapitalization agreement, these warrants shall be exercisable for any equity security and/or debt security and/or any combination thereof.

(3)	Exercise period is 7-years from the issuance date of the convertible note except for the February 2 and March 1, 2004 warrants which have an April 26 exercise date.

(4)	Per share exercise price is $0.01

(5)	Per share exercise price is $0.04
The notes are secured by a first priority senior security interest in all of our assets.

Toucan Capital Series A Cumulative Convertible Preferred Stock
      On January 26, 2005, Toucan Capital purchased 32.5 million shares of our newly designated series A preferred stock at a purchase price of $0.04 per share, for an aggregate purchase price of $1.3 million.

Toucan Capital Series A Warrant
      On January 26, 2005, Toucan Capital also purchased a warrant to purchase 13.0 million shares of series A preferred stock, with an exercise price of $0.04 per share. The warrant has a 7-year term. The number of shares issuable pursuant to the exercise of the warrant and the exercise price thereof is subject to adjustment in the event of stock splits, reverse stock splits, stock dividends and the like.
      Our financial statements for the year ended December 31, 2004 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Nevertheless, we have experienced recurring losses from operations and have a deficit accumulated during the development stage of $72.8 million that raises substantial doubt about our ability to continue as a going concern and our auditors have issued an opinion, for the year ended December 31, 2004, which states that there is substantial doubt about our ability to continue as a going concern.
      If we are able to continue as a restructured company, we intend to advance our dendritic cell-based product and monoclonal antibody candidates, pursue potential corporate partnerships for our monoclonal antibody candidates, and further consider other alternatives including the possible sale of some or all of our assets.
      Operating costs and expenses consist primarily of research and development expenses, including clinical trial expenses when we are actively participating in clinical trials, and general and administrative expenses.
      Research and development expenses include salary and benefit expenses and costs of laboratory supplies used in our internal research and development projects.
      From our inception through December 31, 2004, we incurred costs of approximately $27.6 million associated with our research and development activities. Because our technologies are unproven, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization.
      General and administrative expenses include salary and benefit expenses related to administrative personnel, cost of facilities, insurance, legal support, as well as amortization costs of stock options granted to employees and warrants issued to consultants for their professional services.
      To date, our revenues have primarily been derived from the manufacture and sale of research materials, contract research and development services and research grants from the federal government. For the year ended December 31, 2004, we earned approximately $52,000 in revenues from the manufacture and sale of research materials. All research material sales prior to 2002 were to one customer and sales to this one customer peaked at $129,000 in 2001.
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
      On June 30, 2003, we entered into a settlement agreement with Nexus Canyon Park, our prior landlord. Under this Settlement Agreement, Nexus Canyon Park agreed to permit premature termination of our prior lease and excuse us from future performance of lease obligations in exchange for 90,000 shares of our unregistered common stock with a fair value of $35,000 and Nexus’ retention of our $1.0 million security deposit. The settlement agreement resulted in an additional loss on facility sublease and lease termination of $174,000, net of deferred rent of $202,000. FASB 146 Accounting for Costs Associated with Exit or Disposal Activities has replaced EITF 94-3 but similar charges may occur if we have to cancel our current lease or enter into other restructuring transactions.

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
Results of Operations
Year Ended December 31, 2003 Compared to the Year Ended December 31, 2004
      Total Revenues. Revenues decreased from $529,000 for the year ended December 31, 2003 to $390,000 for the year ended December 31, 2004. The research material sales component of revenue increased from $24,000 for the year ended December 31, 2003 to $52,000 for the year ended December 31, 2004. There were no license fees for the year ended December 31, 2004. Research grant income decreased from $480,000 for the year ended December 31, 2003 to $338,000 for the year ended December 31, 2004. This decrease in grant revenue was attributable to the cessation of one research grant award in the first quarter of 2004.
      Cost of Research Material Sales. Cost of research material sales decreased from $79,000 for the year ended December 31, 2003 to $40,000 for the year ended December 31, 2004. This decrease was due to lower direct labor costs. We may discontinue our efforts to generate these sales.
      Research and Development Expense. Research and development expense increased 125% from $1.6 million for the year ended December 31, 2003 to $3.6 million for the year ended December 31, 2004. This increase was primarily due to increased expenditures for consultants in preparation of and filing an IND with the FDA and for entering into a service agreement for drug manufacturing, regulatory advice, research & development related to preclinical activities.
      General and Administrative Expense. General and administrative expense decreased 29.3% from $4.1 million for the year ended December 31, 2003 to $2.9 million for the year ended December 31, 2004. This decrease was primarily due to the October 9, 2002 directive from our Board of Directors to initiate immediate actions to conserve cash and the resulting staff reductions.
      Depreciation and Amortization. Depreciation and amortization decreased 36.2% from $207,000 for the year ended December 31, 2032 to $132,000 for the year ended December 31, 2004. This decrease was primarily due to the disposal or impairment of $337,000 of property and equipment in the third and fourth quarters 2004.
      Loss on Facility Sublease and Lease Cancellation. The lease cancellation costs of $174,000 for the year ended December 31, 2003 are associated with the June 30, 2003 termination of our primary lease at our former facility and release from future lease obligations thereunder.
      Asset Impairment Loss. Asset disposal costs decreased from $904,000 for the year ended December 31, 2003 to $130,000 for the year ended December 31, 2004. This decrease was primarily related to the write-off of unused property & equipment associated with our vacating a 14,000 square foot lab and administrative space and entering a sublease for approximately 5,047 square feet of administrative space whereby such assets will not be utilized.
      Total Other Income (Expense), Net. Interest expense increased from $73,000 for the year ended December 31, 2003 to $1.8 million for the year ended December 31, 2004. This increase was due primarily to recognizing interest expense relative to the debt discount and interest accretion associated with the

November 13, 2003 secured convertible promissory note and warrant financing and the loans from Toucan Capital. Interest income decreased from $23,000 for the year ended December 31, 2003 to $3,000 for the year ended December 31, 2004. This decrease was primarily due to having comparable lower average cash balances during the year ended 2004.
      Our total committed outstanding obligations for shares of common stock exceeded our authorized shares on July 30, 2004 when an additional $2.0 million loan, convertible into common stock, was received from Toucan Capital and a warrant was issued. The fair value of the warrant in excess of the authorized shares was approximately $2.8 million and was recognized as a liability on July 30, 2004. This liability must be revalued at each reporting date with any change in valuation included in other income/(expense) until such time as enough shares are authorized to cover all potentially convertible instruments. Our stock price declined from $0.04 at July 30, 2004 to $0.03 at September 30, 2004 resulting in a warrant valuation gain of approximately $717,000 recognized for the quarter ended September 30, 2004. Additional warrant liability of approximately $1.5 million was recognized for the respective fair market valuations of the additional loans, convertible into shares, received from Toucan Capital, with warrants, on October 22, November 10, and December 27, 2004, for the year ended December 31, 2004. The aggregate shares by which we exceeded our authorized shares were required to be re-valued when our shareholder approved increase in our authorized shares, from 125 million to 400 million shares, was recorded on December 29, 2004 with the Secretary of State of Delaware. The approximate $1.0 million change in fair market valuation during the fourth quarter was recognized in other income as additional expense resulting in a net increase in other income/(expense) of approximately $368,000 for the year ended December 31, 2004. The warrant liability of approximately $4.7 million was reclassified to equity upon approval of the additional authorized shares.
      Gain on Sale of Intellectual Property. The $816,000 gain was realized on the sale of royalty rights for the year ended December 31, 2003 and was based on the expected discounted net present value of the future 2% royalty obligation under that certain assignment and license agreement dated December 9, 2002 with Medarex and was received in cash on July 1, 2003.
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
      Research and Development Expense. Research and development expense decreased 73.3% from $6.0 million for the year ended December 31, 2002 to $1.6 million for the year ended December 31, 2003. This decrease was primarily due to the November 2002 suspension of all clinical trial activity for our DCVax product candidates and the withdrawal of our Investigational New Drug Application for DCVax-Prostate, and for DCVax-Lung.

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
      Loss on Facility Sublease and Lease Cancellation. Lease cancellation costs decreased 75.9% from $721,000 for the year ended December 31, 2002 to $174,000 for the year ended December 31, 2003 and are associated with the June 30, 2003 termination of our primary lease at our former facility and release from future lease obligations there under.
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
      Gain on Sale of Intellectual Property. The December 31, 2002 gain of $2.8 million was recognized on the sale of intellectual property which relates to the December 2002 Assignment and Licensing agreement with Medarex in which we received $3.0 million in working capital and $400,000 of accrued liabilities to Medarex were forgiven offset by the issuance of 2.0 million shares of unregistered common stock and warrants to purchase 800,000 shares of common stock. The stock and warrants were valued at a combined total of approximately $560,000. The $816,000 gain was realized on the sale of royalty rights for the year ended December 31, 2003 and was negotiated based on the expected discounted net present value of the future 2% royalty obligation under that certain Assignment and License Agreement dated December 9, 2002 with Medarex and was received in cash on July 1, 2003.
Liquidity and Capital Resources

General Discussion
      On December 9, 2002, we entered into an assignment and license agreement with Medarex wherein we sold certain of our intellectual property to Medarex in exchange for certain of their intellectual property and $3.0 million, which consisted of $1.0 million in cash and two payments of $1.0 million each payable in common stock. We realized a total of $2.0 million in cash from the sale of those shares. Additionally, a $400,000 payable to Medarex was forgiven. Pursuant to this agreement, we issued to Medarex 2.0 million unregistered shares of our common stock. The 2.0 million shares of unregistered common stock were issued as follows: on December 26, 2002, we issued 1.0 million shares; on January 8, 2003 we issued 500,000 shares; and on February 9, 2003 we issued the final 500,000 shares. Also in conjunction with the December 9, 2002 agreement with Medarex, we issued warrants to purchase unregistered common stock as follows: on December 26, 2002, we issued a warrant to purchase 400,000 shares of our common stock at an exercise price of $0.216 per share; on January 8, 2003, we issued a warrant to purchase 200,000 shares of our common stock at an exercise price of $0.177 per share; and on February 9, 2003 we issued the final warrant to purchase 200,000 shares of our common stock at an exercise price of $0.102 per share. The warrants may be exercised at any time after six-months following their issue date and prior to the tenth anniversary of the issue date.
      The fair value of the 800,000 warrant shares was $159,678 on the date of grant which was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield 0%, risk-free interest rate of 4.17%, volatility of 191%, and an expected life of 10-years. As of December 31, 2002, one-half of the warrant value, $79,839, was recognized as an increase to additional paid in capital and $79,839 was recognized as a long term liability, for the 400,000 warrant shares to be issued in fiscal 2003.
      The net gain recognized on this sale of intellectual property was $2.8 million made up of the receipt of $3.0 million of cash and stock from Medarex and forgiveness of the $400,000 payable to Medarex offset by the issuance of 2.0 million shares of unregistered common stock and warrants to purchase 800,000 shares of common stock valued at approximately $560,000.
      On June 20, 2003, we released Medarex from future royalty obligations in exchange for a cash payment of $816,000. The purchase price of $816,000.
      On January 7, 2000, we qualified for the State of Washington’s use tax deferral program for businesses engaged in high technology and research and development activities. Under the deferral program, a business may defer paying sales and use tax upon investments in qualified buildings, qualified machinery and equipment, or pilot scale manufacturing. No repayment of the taxes deferred under this program is required if the business uses the investment project for qualified research and development during the calendar year the investment project is certified by the State of Washington’s Department of Revenue as operationally complete, and for an additional seven calendar years.
      Beginning on October 9, 2002, we initiated a series of substantial steps to conserve cash, including the relocation and consolidation of our facilities. We received a tax assessment of $491,802 on October 21, 2003 due to our abandonment of tenant improvements at the prior facility, on which use tax payments had been deferred, including the disposal and impairment of previously qualified tax deferred equipment. The tax assessment payment was initially due on November 20, 2003. This contingent assessment, and accrued interest, is being carried as an estimated liability on our balance sheet as of December 31, 2004 and is included in general and administrative expense. We have appealed this assessment and do not expect final resolution of this matter until late 2005.
      In February 2004, we filed a refund request of approximately $175,000 related to certain state taxes previously paid to the State of Washington. The finalization of this refund request is expected to take several more months.
      From February 1, 2004 through April 14, 2005, we borrowed $4.8 million from Toucan Capital. Toucan Capital has the right, as of April 14, 2005, to convert principal and interest on the loans to acquire up to 127.4 million shares of our capital stock and has the right to acquire up to 116.0 million shares upon exercise of related warrants, inclusive of the 13.0 million series A warrants. Including the 32.5 million of series A preferred stock held by Toucan Capital, they have beneficial ownership of approximately 275.9 million shares of our capital stock, representing a beneficial ownership of approximately 93.4%. Toucan Capital has a right of first refusal to participate in our future issuances of debt or equity securities. The notes issued February 2, March 1, and April 26, 2004 to Toucan Capital were subsequently amended to change their respective maturity dates to June 26, 2005.
      As of April 14, 2005, we have approximately $487,000 in cash. We believe, based on recurring operating and associated financing costs, our cash will be sufficient to fund our operations through approximately May 25, 2005. For operating capital after that date we intend to seek additional funds from Toucan Capital which Toucan Capital is not obligated to provide to us.

      Any additional financing with Toucan Capital or any other third party is likely to be dilutive to stockholders, and any debt financing, if available, may include additional restrictive covenants. If we are unable to obtain significant additional capital in the near-term, we may cease operations at anytime. We do not believe that our assets would be sufficient to satisfy the claims of all of our creditors in full. Therefore, if we were to pursue a liquidation it is highly unlikely that any proceeds would be received by our stockholders.
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

Sources of Cash

Federal Grants
      We were a subcontractor to the University of Washington in connection with an award from the National Institutes of Health, (NIH), of a one-year cancer research grant on February 26, 2003. Our total subcontract proceeds for fiscal 2003 were $146,563 and were recognized in revenue through the year ended December 31, 2003.
      On April 8, 2003, we were awarded a NIH cancer research grant. The total first year grant award was for approximately $318,000, has been earned under the grant, and was recognized in revenue through the year ended December 31, 2003. The total award for fiscal 2004 was approximately $328,000, comprised of approximately $198,000 authorized for direct grant research expenditures and approximately $130,000 authorized for use to cover our facilities and administrative overhead costs. Approximately $48,000 of the grant’s aggregate award remains to be utilized of which $35,000 has been received and was included in deferred grant revenue as of December 31, 2004.
      Effective September 10, 2004, we were awarded a small business innovation research grant. The grant award for $100,000 has an award period that commenced September 10, 2004 and will expire of August 31, 2005. There was approximately $59,000 earned under the grant, which was recognized in revenue through the year ended December 31, 2004. Approximately $41,000 of the grant’s aggregate award remained at December 31, 2004.

Research Reagent Sales
      On April 21, 2003, we announced our entry into the research reagents market. We earned approximately $52,000 in revenue for the year ended December 31, 2004 from the manufacture and sale of research materials. We will likely discontinue our efforts to generate these sales.

License Fees
      Our effort to license certain rights, title, and interest to technology relating to the worldwide use of specific antibodies for the diagnostic immunohistochemical market resulted in the July 1, 2003 license agreement with DakoCytomation California, Inc. with the payment of a one-time $25,000 license fee and future non-refundable minimum annual royalty payments of $10,000 credited against any royalty payments made to us. The $25,000 one-time license fee was received on August 25, 2003. We waived the payment of the July 1, 2004 annual royalty payment because of costs incurred by DakoCytomation, on our behalf, regarding purity issues with the initial cell lines.

Management Loan
      On November 13, 2003, we borrowed an aggregate of $335,000 from members of our management. The notes accrue interest at an annual rate equal to the prime rate plus 2% and are payable by July 12, 2005 and were initially secured by substantially all of our assets not otherwise collateralized. We repaid $50,000, including interest of $1,674, on June 1, 2004 and repaid an additional $50,000, including interest of $4,497, on February 24, 2005.
      As part of the management loan, the lenders were issued warrants initially exercisable to acquire an aggregate of 3.7 million shares of our common stock, expiring November 2008 subject to certain antidilution adjustments, at an exercise price to be determined as follows: (i) in the event that we completed an offering of our common stock generating gross proceeds to us of at least $1 million, then the price per share paid by investors in that offering; or (ii) if we did not complete such an offering, then $0.18, which was the closing price of our common stock on the date of the financing. In connection with our April 26, 2004 recapitalization agreement these warrants were amended to remove the anti-dilution provisions and set the warrant exercise price at the lesser of (i) $0.10 per share or (ii) a 35% discount to the average closing price during the twenty trading days prior to the first closing of the sale by us of convertible preferred stock as contemplated by the recapitalization agreement but not less than $0.04 per share.
      We generated $4.2 million in cash from financing activities during the year ended December 31, 2004 consisting primarily of the eight Toucan Capital loans, net of loan repayments and capital lease payments.

Uses of Cash
      We used $4.7 million in cash for the operating activities during the year ended December 31, 2003, compared to $4.4 million for the year ended December 31, 2004. The 6.4% decrease in cash used in operating activities from 2003 to 2004, was primarily the result of continuing efforts to conserve cash, including: (i) the suspension of all clinical trial activities; (ii) the sale of certain fixed assets; (iii) the relocation and consolidation of our facilities; and (iv) a reduction in personnel. Some of these reductions were offset with our third and fourth quarter 2004 increased efforts in re-starting DCVax-Prostate program activity, and preparing and submitting to the FDA a revised IND for a Phase III clinical trial for non-metastic hormone independent prostate cancer.
      We generated $2.5 million in cash from investing activities during the year ended December 31, 2003 compared to $161,000 provided by investing activities during the year ended December 31, 2004. The cash provided during the year ended December 31, 2003 consisted primarily of $1.8 million received from Medarex and the sale of Medarex common stock held as marketable securities on December 31, 2002 arising from the December 9, 2002 assignment and license agreement, as amended June 20, 2003, wherein Medarex purchased the expected discounted net present value of the future 2% royalty obligation for $816,000. The cash provided during the year ended December 31, 2004 consisted of net proceeds from the sale of property and equipment, reimbursement of our lease security deposit, and a partial release of reserves necessary to secure our corporate credit cards.
Overview of Contractual Obligations
      On June 18, 2003, we entered into a lease agreement with Benaroya Capital Company, LLC for 14,022 square feet of space at a building located at 22322 20th Avenue S.E. in Bothell, Washington. This lease was for a term of 39 months commencing July 1, 2003 and terminating September 30, 2006. Effective December 15, 2004, an assignment fee of $1,000 was paid by us to Benaroya for entering into an assignment of and consent to assignment of this lease to MediQuest Therapeutics, Inc. Concurrently we entered into a sublease from MediQuest for approximately 5,047 square feet of administrative floor space. Our sublease is for a term of 12.5 months commencing December 15, 2004 and terminating December 31, 2005. We remain primarily liable for the performance of the provisions and obligations under the original June 18, 2003 lease, with Benaroya, if Mediquest fails to perform. The amounts scheduled below reflect our lease obligation in the event we must cure any breach of the lease contract pertaining to the June 18, 2003 lease.
Tabular Disclosure of Contractual Obligations

		Payments Due by Period

		Less Than			More Than
Contractual Obligation	Total	1-Year	1-3 Years	3-5 Years	5-Years

	(In thousands)
Loans	$6,700	$6,700	$—	$—	$—
Contract Research Agreement(1)	15,082	8,618	6,464
Capital Lease Obligations	57	43	14	$—	$—
Operating Lease Obligations	470	267	267	—	—

Total	$22,309	$15,628	$6,681	$—	$—

(1)	On July 30, 2004, we entered an agreement with Cognate Therapeutics, Inc. The agreement includes a penalty of $4.0 million if we cancel the contract within one year and $2.0 million if cancelled after one year as well as payment for all services performed in winding down any ongoing activities.
      We have also entered into other collaborative arrangements under which we may be obligated to pay royalties or milestone payments if product development is successful. We do not anticipate that the aggregate amount of any royalty or milestone obligations under these arrangements will be material.
New Accounting Standards
      Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”) eliminates the option to apply the intrinsic value measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, to stock compensation awards issued to employees. The Company is continuing to evaluate the transition method to be adopted.
      SFAS No. 151, Inventory Costs an amendment of ARB No. 43, Chapter 4 deals with inventory pricing with respect to abnormal amounts of idle facility expenses, freight, handling costs, and spoilage. Management is analyzing the requirements of this new Statement and believes that its adoption will not have any significant impact on the Company’s financial statements.
      SFAS No. 153, Exchanges of Nonmonetary Assets amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Management is analyzing the requirements of this new standard and believes that its adoption will not have any significant impact on the Company’s financial statements.
      FIN No. 46(R) revised FIN No. 46, “Consolidation of Variable Interest Entities”, requiring the consolidation by a business of variable interest entities in which it is the primary beneficiary. The adoption of FIN No. 46 did not have an impact on the Company’s financial statements.
      The Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”) which provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. The FASB issued FSP EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”’, which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued. The Company does not expect the adoption of this consensus or FSP to have a material impact on its financial statements.
      The EITF reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”), which addresses when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings (loss) per share. EITF 04-8 is effective for reporting periods ending after December 15, 2004. The adoption of EITF 04-8 did not have an impact on diluted earnings (loss) per share.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      Our exposure to market risk is presently limited to the interest rate sensitivity of our cash which is affected by changes in the general level of U.S. interest rates. We are exposed to interest rate changes primarily as a result of our investment activities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our cash in interest-bearing instruments, primarily money market funds. Our interest rate risk management objective with respect to our borrowings is to limit the impact of interest rate changes on earnings and cash flows. Due to the nature of our cash, we believe that we are not subject to any material market risk exposure. We do not have any foreign currency or other derivative financial instruments.

Item 8.	Financial Statements and Supplementary Data
Financial Statements
      Our financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 15(a)(1) for a listing of financial statements provided in the section titled “Financial Statements”.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      On January 25, 2005, KPMG LLP notified our board of directors that it had decided to resign as our independent auditors.
      The audit reports of KPMG LLP on our financial statements for the years ended December 31, 2002 and December 31, 2003 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle, except as follows: KPMG LLP’s report on the financial statements of the Company as of and for the years ended December 31, 2002 and December 31, 2003 contained a separate paragraph stating “the Company has experienced recurring losses from operations, has a working capital deficit and has a deficit accumulated during the development stage which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.”
      Our change of accountant was based on KPMG’s decision to resign and was not recommended nor approved by our board of directors. During the fiscal years ended December 31, 2002 and December 31, 2003, and the subsequent period through January 25, 2005, we have had no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to KPMG LLP’s satisfaction, would have caused it to make reference thereto in its report on our financial statements for the fiscal years ended December 31, 2002 and December 31, 2003.
      No reportable event of the type described in Item 304(a)(1)(v) of Regulation S-K occurred during the fiscal years ended December 31, 2002 and December 31, 2003 and the subsequent period through January 25, 2005, except that KPMG LLP informed us in January 2005 that it believed that the lack of an audit committee of the board of directors represented a material weakness in the internal controls over our financial reporting.
      We provided KPMG LLP with a copy of the foregoing disclosures and requested in writing that KPMG LLP furnish us with a letter addressed to the Securities and Exchange Commission stating whether it agrees with such disclosures. Upon receipt of KPMG’s letter, we filed the letter as Exhibit 16.1 on Form 8-K/ A on February 2, 2005.
      On February 16, 2005,we engaged Peterson Sullivan PLLC to act as our independent auditor. The engagement of Peterson Sullivan PLLC was approved by our board of directors. During the two most recent fiscal years and the interim period up to February 16, 2005, we have not consulted with Peterson Sullivan PLLC regarding either:

(i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that Peterson Sullivan, PLLC concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue;

(ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.
      On February 8, 2005, we requested in writing to KPMG for their cooperation and permission for Peterson Sullivan, PLLC, to make inquiries and examine KPMG’s prior work papers in preparation for the audit of our financial statements for the year ended December 31, 2004.

Item 9A.	Controls and Procedures
      (a) Evaluation of disclosure controls, procedures, and internal controls
      Our president and our controller, after evaluating, as required, the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), recognized subsequent to KPMG’s resignation as our auditor that, as of December 31, 2004, our disclosure controls and procedures contained certain internal control weaknesses that, in the aggregate, represent material weaknesses.
      The identified weaknesses were anticipated given the company’s status with respect to its number of employees (four full-time employees). The weaknesses were comprised of: insufficient segregation of duties, insufficient corporate governance policies, and lack of independent directors as of December 31, 2004. Each of these weaknesses is expected to be corrected with the recapitalization of our company. SEC release #33-8545 extends the deadline for section 404 compliance for non-accelerated filers, such as the company, to the first fiscal year ending on or after July 15, 2006.
      As part of the communications by Peterson Sullivan with our audit committee with respect to Peterson Sullivan’s audit procedures for 2004, Peterson Sullivan informed the audit committee that these deficiencies constituted material weaknesses, as defined by Auditing Standard No. 2 , “An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements,” established by the Public Company Accounting Oversight Board, or PCAOB.
PART III

Item 10.	Directors and Executive Officers of the Registrant
Executive Officers
      The names of our senior executives and our officers as of April 14, 2005 and information about them is presented below.

Name	Age	Position

Alton L. Boynton, Ph.D.	60	President, Chief Scientific Officer, Chief Operating Officer and Secretary
Marnix Bosch, Ph.D.	44	Vice President of Vaccine Research and Development
Larry L. Richards	61	Controller (Principal Financial and Accounting Officer)
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
      Marnix L. Bosch, Ph.D. Dr. Bosch joined us in 2000, and has served as our Vice President for Vaccine R&D since July 2001. Prior to joining us, Dr. Bosch was a member of the faculty of the Department of Pathobiology at the University of Washington, and he continues to serve that Department as an Affiliate Associate Professor. He worked at the National Institutes of Health (Bethesda, MD) and the National Institutes of Health and Environmental Protection (Bilthoven, the Netherlands) prior to joining the University of Washington. He has authored more than 40 research publications in virology and immunology, and is an inventor of several patent applications on dendritic cell product manufacturing. Dr. Bosch obtained his Ph.D. in Medicine at the University of Leiden, the Netherlands in 1987 and earned an MBA from the University of Washington in 2003.
      Larry L. Richards. Mr. Richards joined us in 1998 as our Controller. Mr. Richards earned a B.S. in Business Administration from Southern Colorado State College in Colorado and a MBA from Pepperdine University, Los Angeles, California.
Information on Audit Committee
      Our board of directors created an audit committee on June 21, 2001. The committee does not have a formal meeting schedule, but is required to meet at least quarterly each year. In 2004, the audit committee held five meetings. Two of the three audit committee members resigned as directors on December 17, 2004. Their resignations, as contemplated in our recapitalization agreement and restructuring of the board of directors, leaves us with one remaining audit committee member, our sole remaining director, Alton L. Boynton, Ph.D., who is our president. Dr. Boynton is not a financial expert. The Audit Committee is responsible for our independent auditors and reviewing the scope, costs and results of the audit engagement. The lack of independent directors and at least one financial expert at December 31, 2004 is a material weakness of our internal control pursuant to Rules 13a-15 and 15d-15 under the Exchange Act of 1934 and Section 404 of the Sarbanes-Oxley Act of 2002. However, the Company as a non-accelerated filer has until its first fiscal year ending after July 15, 2006 to reach full compliance with Sarbanes-Oxley.
      As part of the communications by Peterson Sullivan with our audit committee with respect to Peterson Sullivan’s audit procedures for fiscal 2004, Peterson Sullivan informed the audit committee that these deficiencies constituted material weaknesses, as defined by Auditing Standard No. 2, “An audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements,” established by the PCAOB.
Code of Ethics
      We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of ethics has been posted on our website at http://www.nwbio.com. You may obtain a copy of our code of ethics by making a request in writing addressed to 22322 20th Avenue SE, Suite 150, Bothell, WA 98021.
Section 16(a) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Securities Exchange Act of 1933, as amended, requires our executive officers and directors, and persons who own more than 10% of our outstanding Common Stock, to file reports of ownership and change in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all such ownership reports they file.
      Based solely on our review of the copies of such reports we received, or written representations from certain reporting persons, we believe that, during the 2004 fiscal year, all such filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were complied with, except that the following filing was not made on a timely basis:

•	Marnix Bosch, our Vice President of Vaccine Research and Development, did not file Form 4 reporting the purchase of 1,000 shares of common stock through our employee stock purchase plan on March 31, 2004.

Item 11.	Executive Compensation
      The following table sets forth certain information concerning compensation paid or accrued to our chief executive officer and our four most highly compensated executive officers whose salary and bonus for our fiscal year ended December 31, 2004 were in excess of $100,000 and for services rendered to us in all capacities during each of the years in the three-year period ended December 31, 2004:

		Annual
		Compensation		Long-Term
	Fiscal			Compensation	All Other
Name and Principal Position	Year	Salary	Bonus	Option Grants	Compensation(1)

Daniel O. Wilds	2004	—	—	—	—
Former Chairman of the Board of Directors	2003	$159,231	—	100,000	$314,799	(2)
and Former Chief Executive Officer	2002	$375,108	—	—	$35,044
Alton L. Boynton, Ph.D.	2004	$332,534	—	—	$19,977
President, Chief Operating Officer,	2003	$288,967	—	100,000	$294,909	(3)
Chief Scientific Officer and Secretary	2002	$331,262	—	—	$43,494
Marnix L. Bosch, Ph.D.	2004	$169,602	—	—	$17,790
Vice President of Vaccine	2003	$159,710	—	130,000	$32,872	(4)
Research and Development	2002	$158,208	—	12,500	$13,035
Patricia A. Lodge, Ph.D.	2004	$32,105	—	—	$1,234
Former Vice President of Operations and	2003	$132,703	—	130,000	$20,450	(5)
Process Development	2002	$147,111	—	15,000	$28,191
Eric Holmes, Ph.D.	2004	$25,963	—	—	$5,271
Former Vice President of Biomedical	2003	$127,071	—	50,000	$65,839	(6)
Research and Development	2002	$188,540	—	10,000	$29,010
Larry Richards	2004	$121,116	—	—	$14,815
Controller (Principal Financial &	2003	$119,572	—	110,000	$26,331	(7)
Accounting Officer)	2002	$114,561	—	5,000	$13,170

(1)	Consists of company paid premiums on term life insurance coverage up to 1.5 times employee’s annual salary, earned but unpaid accrued vacation payments, matching contribution on 401(k) up to a maximum of $3,000, and employer paid medical benefits.

(2)	Includes $281,252 in severance and $29,028 of earned but unpaid vacation payments to Mr. Wilds upon the termination of his employment with us on May 31, 2003. Mr. Wilds resigned as our Chief Executive Officer and as Chairman of our board of directors on February 18, 2004.

(3)	Includes $281,572 in severance payment to Dr. Boynton.

(4)	Includes $19,570 in severance payment to Dr. Bosch.

(5)	Includes $11,846 in severance payment to Dr. Lodge upon the termination of her employment in December 2002. Dr. Lodge was rehired on February 28, 2003 and subsequently resigned on February 27, 2004.

(6)	Includes $30,144 in severance and $24,774 of earned but unpaid vacation payments to Dr. Holmes upon the termination of his employment with us on September 5, 2003. Dr. Holmes was re-employed in 2004 in a non-officer capacity, and was subsequently terminated on March 1, 2005.

(7)	Includes $14,066 in severance payment to Mr. Richards.

Option Grants in the 2004 Fiscal Year
      There were no stock options granted for the twelve months ended December 31, 2004.
Aggregated Option Exercises in Fiscal Year Ended December 31, 2004 and Fiscal Year End Option Values
      The following table contains information concerning the options exercised by the named executive officers in the fiscal year ended December 31, 2004, and the year-end number and value of unexercised options with respect to each of the named executive officers.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-The-Money Options
	Shares		Options at Fiscal Year End		at Fiscal Year End(a)
	Acquired on	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Daniel O. Wilds	0	$0.00	0	0	0	0
Alton L. Boynton, Ph.D.	0	$0.00	305,621	38,889	0	0
Marnix L. Bosch, Ph.D.	0	$0.00	76,195	102,305	0	0
Patricia A. Lodge, Ph.D.	0	$0.00	0	0	0	0
Eric Holmes, Ph.D.	0	$0.00	48,334	31,044	0	0
Larry Richards	0	$0.00	52,206	77,794	0	0

(a)	The market value of our common stock at December 31, 2004 was $0.04. All option grants contained exercise prices in excess of $0.04.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      The following table sets forth, as of March 31, 2005 the number of shares of common stock held by beneficial owners of more than five percent of our common stock, by directors and nominees, by the executive officers named in the Summary Compensation Table on page 45, and by all of our directors and executive officers as a group:

	Number of Shares
	Common Stock
	Beneficially
Name of Beneficial Owner	Owned	Percentage

Toucan Capital Fund II, L.P., and related persons(1)	231,876,950	90.2%
Alton L. Boynton, Ph.D.(2)	4,817,073	1.9%
Marnix L. Bosch(3)	1,061,418	*
Larry Richards(4)	305,938	*
All current executive officers and directors as a group (3 persons)	6,184,429	0.02%

*	less than 1%

(1)	Consists of (a) 128,876,950 shares of Common Stock, par value $.001 per share (“Common Stock”) issuable as of April 14, 2005 upon conversion of principal and interest due under nine 10% Convertible, Secured Promissory Notes issued to Toucan Capital in the aggregate principal amount of $4,800,000 (b) 103,000,000 shares of Common Stock currently issuable upon exercise of seven warrants issued to Toucan Capital exercisable within 60 days of March 31, 2005. The address for Toucan Capital Fund II, L.P. is 7600 Wisconsin Avenue, 7th Floor, Bethesda, MD 20814.

(2)	Includes 451,040 shares of common stock held by Dr. Boynton and 4.4 million shares of common stock issuable pursuant to options and warrants exercisable within 60 days of March 31, 2005. The address for Dr. Boynton is 22322 20th Avenue SE, Suite 150, Bothell, Washington 98021.

(3)	Includes 64,825 shares of common stock held by Dr. Bosch and 996,593 shares of common stock issuable pursuant to options and warrants exercisable within 60 days of March 31, 2005. The address for Dr. Bosch is 22322 20th Avenue SE, Suite 150, Bothell, Washington 98021.

(4)	Includes shares issuable pursuant to options and warrants exercisable within 60 days of March 31, 2005 held by Mr. Richards. The address for Mr. Richards is 22322 20th Avenue SE, Suite 150, Bothell, Washington 98021.

	Number of Shares
	Series A
	Preferred Stock
Names of Beneficial Owner	Beneficially Owned	Percentage

Toucan Capital Fund II, L.P., and related persons(1)	45,500,000	100%

(1)	Consists of (a) 32,500,000 shares of Common Stock issuable upon conversion of 32,500,000 shares of Series A Cumulative Convertible Preferred Stock, par value $.001 per share (“Series A Stock”), (b) 13,000,000 shares of Common Stock issuable upon conversion of 13,000,000 shares of Series A Stock currently issuable upon exercise of a warrant to purchase Series A Stock exercisable within 60 days of March 31, 2005. The address for Toucan Capital Fund II, L.P. is 7600 Wisconsin Avenue, 7th Floor, Bethesda, MD 20814.

Item 13.	Certain Relationships and Related Transactions
      We believe that each of the transactions described below was carried out on terms that were no less favorable to it than those that would have been obtained from unaffiliated third parties. Any future transactions between us and any of our directors, officers or principal stockholders will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of the independent and disinterested members of the board of directors.

Medarex
      On December 9, 2002, we entered into an assignment and license agreement with Medarex wherein we sold certain of our intellectual property to Medarex in exchange for certain of their intellectual property and $3.0 million, consisting of $1.0 million in cash and two payments of $1.0 million each payable in common stock We realized a total of $3.0 million in cash as all of the forgoing shares were sold within 30 days of their issuance in 2003. Additionally, a $400,000 debt to Medarex was forgiven. Pursuant to this agreement, we issued to Medarex 2.0 million unregistered shares of our common stock issued as follows: on December 26, 2002, we issued 1.0 million shares; on January 8, 2003 we issued 500,000 shares; and on February 9, 2003 we issued the final 500,000 shares. Also in conjunction with this agreement, we issued Medarex warrants to purchase unregistered common stock as follows: on December 26, 2002, we issued a warrant to purchase 400,000 shares at an exercise price of $0.216 per share; on January 8, 2003, we issued a warrant to purchase 200,000 shares at an exercise price of $0.177 per share; and on February 9, 2003 we issued the final warrant to purchase 200,000 shares of our common stock at an exercise price of $0.102 per share. The warrants may be exercised at any time after six-months following their issue date and prior to the tenth anniversary of the issue date.
      We estimated the fair value of the 800,000 warrant shares to be $159,678 on the date of grant and as of December 31, 2002, one-half of the warrant value, $79,839, was recognized as an increase to our additional paid in capital and $79,839 was recognized as a long term liability, for the 400,000 warrant shares to be issued in fiscal 2003. Our net gain recognized on this transaction was $2.8 million made up of the receipt of $3.0 million of cash and stock and forgiveness of the $400,000 payable offset by the issuance of 2.0 million shares of unregistered common stock and warrants to purchase 800,000 shares of our common stock valued at approximately $560,000.

Nexus Canyon Park
      On June 30, 2003, we entered into a settlement agreement with Nexus Canyon Park, LLC, our prior landlord. Under this settlement agreement, Nexus Canyon Park agreed to permit premature termination of our lease and excuse us from future performance of lease obligations in exchange for 90,000 shares of our unregistered common stock and Nexus’ retention of $1.0 million of restricted cash related to the lease. The settlement agreement resulted in an additional loss on facility sublease and lease termination of $174,000, net of deferred rent of $203,000, for the year ended December 31, 2003.

Management Loan
      On November 13, 2003, we borrowed an aggregate of $335,000 from the following five members of our management:

Name	Title	Principal

Alton L. Boynton, Ph.D.	President, Chief Scientific Officer, Chief Operating Officer and Secretary	$183,000
Marnix Bosch, Ph.D.	Vice President of Vaccine Research and Development	41,000
Larry L. Richards	Controller (Principal Financial and Accounting Officer)	11,000
Daniel O. Wilds	Former Chairman of the Board of Directors and Chief Executive Officer	50,000
Eric Holmes, Ph.D.	Former Vice President of Biomedical Research and Development	50,000

	Total	$335,000

      The notes initially had a 12-month term, accrue interest at an annual rate equal to the prime rate plus 2% and initially were secured by substantially all of our assets not otherwise collateralized. We repaid $50,000, including interest of $1,674, on June 1, 2004 and repaid an additional $50,000, including interest of $4,479 on February 24, 2005. In connection with our April 26, 2004 recapitalization agreement with Toucan Capital, holders of notes representing 70% of the principal amount agreed to amend to the notes to set the conversion price of the amended notes at $0.10 per share and to amend the maturity date to May 12, 2005. The maturity date for these notes was subsequently changed to July 12, 2005.
      As part of these management loans, the lenders received warrants initially exercisable to acquire an aggregate of 3.7 million shares of our common stock subject to certain antidilution adjustments, expiring November 2008, at an exercise price to be determined as follows: (i) in the event that we completed an offering of our common stock generating gross proceeds to us of at least $1 million, then the price per share paid by investors in that offering; or (ii) if we did not complete such an offering, then $0.18, which was the closing price of our common stock on the date of the financing. In connection with the April 26, 2004 recapitalization agreement, certain members of management who held warrants agreed to an amendment to their warrants issued in the November 13, 2003 financing. The purpose of the amendment was to remove the anti-dilution provisions and set the warrant exercise price at the lesser of (i) $0.10 per share or (ii) a 35% discount to the average closing price during the twenty trading days prior to the first closing of the sale by us of convertible preferred stock as contemplated by the recapitalization agreement but not less than $0.04 per share.

Toucan Capital
      Since February 1, 2004 through April 14, 2005, we have issued nine promissory notes to Toucan Capital pursuant to which Toucan Capital has loaned us an aggregate of $4.8 million. Toucan Capital has the right, as of April 14, 2005, to convert principal and interest on the loans to acquire up to 127.4 million shares of our capital stock and has the right to acquire up to 116.0 million shares upon exercise of related warrants, inclusive of the 13.0 million series A warrants. Including the 32.5 million of series A preferred stock held by Toucan Capital, they have beneficial ownership of approximately 275.9 million shares of our capital stock, representing a beneficial ownership of approximately 93.4%. Toucan Capital has a right of first refusal to participate in our future issuances of debt or equity securities. The notes issued February 2, March 1, and April 26, 2004 to Toucan Capital were each amended subsequently to change their respective maturity dates to June 26, 2005.
      In the event that we sell at least $15 million of convertible preferred stock for cash to investors other than Toucan Capital on the terms and conditions set forth in the restated recapitalization agreement and the related term sheet, which we call a qualified preferred stock financing, Toucan Capital’s warrants will be exercisable only for shares of convertible preferred stock. Unless and until we complete a qualified preferred stock financing, the warrants will be exercisable for any debt or equity security authorized for issuance by us (which currently consists of common stock and series A stock). The number of shares issuable pursuant to the warrants and the exercise prices thereof are subject to adjustment in the event of stock splits, reverse stock splits, stock dividends, and the like. The exercise price is also subject to downward adjustment in the event of certain dilutive issuances in which we sell or are deemed to have sold shares below the then applicable exercise price.

Toucan Capital Series A Cumulative Convertible Preferred Stock
      On January 26, 2005, we entered into a securities purchase agreement with Toucan Capital pursuant to which they purchased 32.5 million shares of our newly designated series A preferred stock at a purchase price of $0.04 per share, for an aggregate purchase price of $1.3 million. The series A preferred stock:

(vii) is entitled to cumulative dividends at the rate of 10% per year;

(viii) is entitled to a liquidation preference in the amount of its initial purchase price plus all accrued and unpaid dividends (to the extent of legally available funds);

(ix) has a preference over the common stock with respect to dividends and distributions;

(x) is entitled to participate on an as-converted basis with the common stock on any distributions after the payment of any preferential amounts to the series A stock;

(xi) votes on an as converted basis with the common stock on matters submitted to the common stockholders for approval and as a separate class on certain other material matters; and

(xii) is convertible into common stock on a one-for-one basis (subject to adjustment in the event of stock dividends, stock splits, reverse stock splits, recapitalizations, etc.).
      The number of shares of common stock issuable upon conversion of each share of series A stock is also subject to increase in the event of certain dilutive issuances in which we sell or are deemed to have sold shares below the then applicable conversion price (currently $0.04 per share). The consent of the holders of a majority of the series A preferred stock is required in the event that we elect to undertake certain significant business actions.

Toucan Capital Series A Warrant
      On January 26, 2005, we issued Toucan Capital a warrant, and a contractual life of 7-years, to purchase 13.0 million shares of series A preferred stock. with an exercise price of $0.04 per share in connection with Toucan Capital’s purchase of series A preferred stock on January 26, 2005. The number of shares issuable pursuant to the exercise of the warrant and the exercise price thereof is subject to adjustment in the event of stock splits, reverse stock splits, stock dividends, dilutive events and the like.

Agreement with Cognate
      We entered into a service agreement dated July 30, 2004 with Cognate Therapeutics, Inc. Cognate is a contract research organization, majority owned by Toucan Capital and two of the principals of Toucan Capital are board members of Cognate. We committed to utilizing Cognate’s services for a two year period related primarily to manufacturing our DCVax product candidates, regulatory advice, research and development preclinical activities and managing clinical trials. Monthly expenditures are expected to range between approximately $427,000 and $487,000 until manufacturing ramps up, and then the monthly expenditures are expected to be approximately $718,000. The contract with Cognate includes a penalty of $4.0 million if we cancel the contract within one year and $2.0 million if cancelled after one year as well as payment for all services performed in winding down any ongoing activities. We entered into this contract after extensive consultations with an independent expert in the field of good manufacturing practices, regulatory affairs, and clinical trial activities, and after considering the ability of other contract research organizations to comply with our requirement to rapidly commence technology transfers involving manufacturing, immune monitoring, and regulatory clinical advice. We did not find any other contract research organization who could meet our needs in order to rapidly restart our clinical programs. We believe entering into this agreement gives us an opportunity to restart our clinical and research programs much more efficiently and rapidly as opposed to rebuilding our infrastructure, internal manufacturing facilities, regulatory, clinical and research and development expertise. We recognized approximately $2.9 million of costs relative to the contract, which are included in research and development expense, with cash payments of approximately $1.9 million made to Cognate in 2004, and with approximately $1.0 million in accounts payable for the year ended December 31, 2004.
Employee Agreements
      On November 13, 2003, we amended the employment agreement with Dr. Boynton; our President, Chief Operating Officer, Chief Science Officer and Secretary. The amendments eliminated any potential award of severance compensation in exchange for a one-time payment of $281,571. The term of this employment agreement expired on January 31, 2004.

Item 14.	Principal Accountant Fees and Services
Audit Fees
      The aggregate fees billed for professional audit services were $92,935, related to KPMG, for 2003 and $42,500, related to Peterson Sullivan, for 2004.
Audit Related Fees
      We incurred no fees for audit related services in either 2003 or 2004.
Tax Fees
      Our aggregate fees billed for tax preparation services were $9,000, related to KPMG, in 2003 and $5,000, related to Peterson Sullivan, in 2004.
All Other Fees
      We incurred no other fees in either 2004 or 2003.

Item 15.	Exhibits, Financial Statement Schedules
      (a)(1) Index to Financial Statements and Reports of Independent Registered Public Accounting Firms.
      The financial statements required by this item are submitted in a separate section as indicated below.
      (2) Index to Financial Statement Schedules
      All financial statement schedules are omitted since the required information is not applicable, not required or the required information is included in the financial statements or notes thereto.
      (3) Exhibits
      See Exhibit Index on page 84.

CERTIFIED PUBLIC ACCOUNTANTS	Tel 206.382.7777 • Fax 206.382.7700
601 UNION STREET, SUITE 2300	http://www.pscpa.com
SEATTLE, WASHINGTON 98101
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Northwest Biotherapeutics, Inc.
Bothell, Washington
      We have audited the accompanying balance sheet of Northwest Biotherapeutics, Inc. (a development stage company) as of December 31, 2004, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2004, and for the period from March 18, 1996 (date of inception) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The Company’s financial statements as of and for the year ended December 31, 2003, and for the period from March 18, 1996 (date of inception) through December 31, 2003, were audited by other auditors whose report, dated March 12, 2004, except as to notes 1 and 12, which were as of April 26, 2004, expressed an unqualified opinion on those statements and included an explanatory paragraph that referred to substantial doubt about the Company’s ability to continue as a going concern. The financial statements for the period from March 18, 1996 (date of inception) through December 31, 2003, reflect a net loss of $64,242 (in thousands) of the accumulated deficit as of December 31, 2004. The other auditors’ report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such other auditors.
      We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Northwest Biotherapeutics, Inc. (a development stage company) as of December 31, 2004, and the results of its operations and its cash flows for the year ended December 31, 2004, and for the period from March 18, 1996 (date of inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States.

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has experienced recurring losses from operations since inception, has a working capital deficit, and has a deficit accumulated during the development stage. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Peterson Sullivan PLLC
March 7, 2005, except with respect to note 13 which is as of April 12, 2005
Seattle, Washington

Report of Independent Registered Public Accounting Firm
The Board of Directors
Northwest Biotherapeutics, Inc.:
      We have audited the accompanying balance sheet of Northwest Biotherapeutics, Inc. (a development stage company) (Company) as of December 31, 2003, and the related statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for each of the years in the two-year period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northwest Biotherapeutics, Inc. (a development stage company) as of December 31, 2003, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.
      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has experienced recurring losses from operations, has a working capital deficit and has a deficit accumulated during the development stage which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP
Seattle, Washington
March 12, 2004, except as to note 2, which is as of April 26, 2004

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,

	2003	2004

	(In thousands)
ASSETS
Current assets:
Cash	$255	$248
Accounts receivable	8	11
Prepaid expenses and other current assets	85	151

Total current assets	348	410

Property and equipment:
Leasehold improvements	69	69
Laboratory equipment	551	139
Office furniture and other equipment	128	104

	748	312
Less accumulated depreciation and amortization	(375)	(194)

Property and equipment, net	373	118
Restricted cash	105	30
Deposit and other non-current assets	45	—

	$871	$558

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Note payable to related parties, net of discount	$44	$3,226
Current portion of capital lease obligations	42	38
Accounts payable	128	1,453
Accrued expenses	34	201
Accrued expenses, tax liability	492	494
Accrued expenses, related party	—	316
Deferred grant revenue	—	35

Total current liabilities	740	5,763
Long-term liabilities:
Capital lease obligations, less current portion	49	12
Deferred rent	66	—

Total liabilities	855	5,775

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 100,000,000 shares authorized, no shares issued or outstanding at December 31, 2003 and 2004	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 19,027,799 and 19,028,799 shares issued and outstanding at December 31, 2003 and 2004	19	19
Additional paid-in capital	64,294	67,524
Deferred compensation	(53)	(7)
Deficit accumulated during the development stage	(64,244)	(72,753)

Total stockholders’ equity (deficit)	16	(5,217)

Total liabilities and stockholders’ equity (deficit)	$871	$558

See accompanying notes to financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

				Period from
				March 18,
				1996
	Years Ended December 31,			(Inception) to
				December 31,
	2002	2003	2004	2004

	(In thousands except per share data)
Revenues:
Research materials sales	$9	$24	$52	$412
Contract research and development from related parties	—	—	—	1,128
Research grants and other	—	505	338	975

Total revenues	9	529	390	2,515

Operating costs and expenses:
Cost of research material sales	7	79	40	370
Research and development	5,956	1,624	3,621	27,595
General and administrative	7,463	4,059	2,845	28,689
Depreciation and amortization	593	207	132	2,203
Loss on facility sublease	721	174	—	895
Asset impairment loss	1,032	904	130	2,066

Total operating costs and expenses	15,772	7,047	6,768	61,818

Loss from operations	(15,763)	(6,518)	(6,378)	(59,303)
Other income (expense):
Warrant valuation	—	—	(368)	(368)
Gain on sale of intellectual property to Medarex	2,840	816	—	3,656
Interest expense	(38)	(73)	(1,765)	(9,620)
Interest income	157	23	3	731

Net loss	(12,804)	(5,752)	(8,508)	(64,904)
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	(1,872)
Series A preferred stock redemption fee	—	—	—	(1,700)
Beneficial conversion feature of Series D preferred stock	—	—	—	(4,274)

Net loss applicable to common stockholders	$(12,804)	$(5,752)	$(8,508)	$(72,750)

Net loss per share applicable to common stockholders — basic and diluted	$(0.76)	$(0.30)	$(0.45)

Weighted average shares used in computing basic and diluted loss per share	16,911	18,908	19,028

See accompanying notes to financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND
COMPREHENSIVE LOSS

					Deficit
					Accumulated
	Common Stock		Additional		During the	Total
			Paid-In	Deferred	Development	Stockholders’
	Shares	Amount	Capital	Compensation	Stage	Equity (Deficit)

	(In thousands)
Balances at March 18, 1996	—	$—	$—	$—	$—	$—
Accretion of membership units
mandatory redemption obligation	—	—	—	—	(106)	(106)
Comprehensive loss — net loss	—	—	—	—	(1,233)	(1,233)

Balances at December 31, 1996	—	—	—	—	(1,339)	(1,339)
Accretion of membership units mandatory redemption obligation	—	—	—	—	(275)	(275)
Comprehensive loss — net loss	—	—	—	—	(2,560)	(2,560)

Balances at December 31, 1997	—	—	—	—	(4,174)	(4,174)
Conversion of membership units to common stock	2,203	2	—	—	(2)	—
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	(329)	(329)
Comprehensive loss — net loss	—	—	—	—	(4,719)	(4,719)

Balances at December 31, 1998	2,203	2	—	—	(9,224)	(9,222)
Issuance of Series C preferred stock warrants for services related to sale of Series C preferred shares	—	—	394	—	—	394
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	(354)	(354)
Comprehensive loss — net loss	—	—	—	—	(5,609)	(5,609)

Balances at December 31, 1999	2,203	2	394	—	(15,187)	(14,791)
Issuance of Series C preferred stock warrants in connection with lease agreement	—	—	43	—	—	43
Exercise of stock options for cash	2	—	1	—	—	1
Issuance of common stock at $0.85 per share for license rights	5	—	4	—	—	4
Issuance of Series D preferred stock warrants in convertible promissory note offering	—	—	4,039	—	—	4,039
Beneficial conversion feature of convertible promissory notes	—	—	1,026	—	—	1,026
Issuance of Series D preferred stock warrants for services related to sale of Series D preferred shares	—	—	368	—	—	368
Issuance of common stock warrants in conjunction with issuance of promissory note	—	—	3	—	—	3
Cancellation of common stock	(275)	—	—	—	—	—
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	(430)	(430)
Comprehensive loss — net loss	—	—	—	—	(12,779)	(12,779)

Balances at December 31, 2000	1,935	2	5,878	—	(28,396)	(22,516)
Issuance of Series D preferred stock warrants in conjunction with refinancing of note payable to stockholder	—	—	225	—	—	225
Beneficial conversion feature of convertible promissory note	—	—	456	—	—	456
Beneficial conversion feature of Series D preferred stock	—	—	4,274	—	(4,274)	—
Issuance of Series D preferred stock warrants for services related to the sale of Series D preferred shares	—	—	2,287	—	—	2,287
Exercises of stock options and warrants for cash	1,158	1	407	—	—	408
Issuance of common stock in initial public offering for cash, net of offering costs of $2,845	4,000	4	17,151	—	—	17,155
Conversion of preferred stock into common stock	9,776	10	31,569	—	—	31,579
Series A preferred stock redemption fee	—	—	—	—	(1,700)	(1,700)
Issuance of stock options to nonemployees for services	—	—	45	—	—	45
Deferred compensation related to employee stock options	—	—	1,330	(1,330)	—	—
Amortization of deferred compensation	—	—	—	314	—	314
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	(379)	(379)
Comprehensive loss — net loss	—	—	—	—	(10,940)	(10,940)

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND
COMPREHENSIVE LOSS — (Continued)

					Deficit
					Accumulated
	Common Stock		Additional		During the	Total
			Paid-In	Deferred	Development	Stockholders’
	Shares	Amount	Capital	Compensation	Stage	Equity (Deficit)

	(In thousands)
Balances at December 31, 2001	16,869	17	63,622	(1,016)	(45,689)	16,934
Issuance of unregistered common stock	1,000	1	199	—	—	200
Issuance of common stock, Employee Stock Purchase Plan	9	—	6	—	—	6
Issuance of common stock warrants to Medarex	—	—	80	—	—	80
Issuance of restricted stock to nonemployees	8	—	34	—	—	34
Issuance of stock options to nonemployees for service	—	—	57	—	—	57
Issuance of stock options to employees	—	—	22	(22)	—	—
Cancellation of employee stock options	—	—	(301)	301	—	—
Exercise of stock options and warrants for cash	32	—	18	—	—	18
Deferred compensation related to employee restricted stock option	99	—	449	(449)	—	—
Cancellation of employee restricted stock grants	(87)	—	(392)	392	—	—
Amortization of deferred compensation, net	—	—	—	350	—	350
Comprehensive loss — net loss	—	—	—	—	(12,804)	(12,804)

Balances at December 31, 2002	17,930	18	63,794	(444)	(58,493)	4,875
Issuance of unregistered common stock to Medarex	1,000	1	199	—	—	200
Issuance of unregistered common stock to Nexus	90	—	35	—	—	35
Issuance of common stock warrants to Medarex	—	—	80	—	—	80
Issuance of warrants with convertible promissory note	—	—	221	—	—	221
Beneficial conversion feature of convertible promissory note	—	—	114	—	—	114
Issuance of common stock, Employee Stock Purchase Plan	4	—	—	—	—	—
Exercise of stock options and warrants for cash	8	—	—	—	—	—
Cancellation of employee restricted stock grants	(4)	—	(20)	20	—	—
Cancellation of employee stock options	—	—	(131)	131	—	—
Amortization of deferred compensation, net	—	—	—	240	—	240
Non-employee stock compensation	—	—	2	—	—	2
Comprehensive loss — net loss	—	—	—	—	(5,752)	(5,752)

Balances at December 31, 2003	19,028	19	64,294	(53)	(64,245)	15

Issuance of warrants with convertible promissory note	—	—	1,711	—	—	1,711
Beneficial conversion feature of convertible promissory note	—	—	1,156	—	—	1,156
Issuance of common stock, Employee Stock Purchase Plan	1	—	—	—	—	—
Cancellation of employee stock options	—	—	(5)	5	—	—
Amortization of deferred compensation, net	—	—	—	41	—	41
Warrant valuation			368	—	—	368
Comprehensive loss — net loss	—	—	—	—	(8,508)	(8,508)

Balances at December 31, 2004	19,029	$19	$67,524	$(7)	$(72,753)	$(5,217)

See accompanying notes to financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

				Period from
				March 18,
				1996
	Years Ended December 31,			(Inception) to
				December 31,
	2002	2003	2004	2004

		(In thousands)
Cash Flows from Operating Activities:
Net Loss	$(12,804)	$(5,752)	$(8,508)	$(64,904)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	593	207	132	2,202
Amortization of deferred financing costs	—	—	—	320
Amortization of debt discount	—	42	1,559	7,350
Accrued interest converted to preferred stock	—	—	—	260
Accreted interest on convertible promissory note	—	2	192	194
Stock-based compensation costs	441	242	41	1,083
Loss (gain) on sale and disposal of equipment	396	—	(7)	475
Gain on sale of intellectual property and royalty rights	(2,840)	(816)	—	(3,656)
Gain on sale of property and equipment	—	(95)	(41)	(136)
Warrant valuation	—	—	368	368
Asset impairment loss	1,032	904	130	2,066
Loss on facility sublease	721	174	—	895
Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	89	(5)	(3)	(11)
Prepaid expenses and other current assets	96	660	(66)	315
Accounts payable and accrued expenses	(983)	(84)	1,809	2,862
Accrued loss on sublease	—	(266)	—	(266)
Deferred grant revenue	—	—	35	35
Deferred rent	134	110	(66)	410

Net Cash used in Operating Activities	(13,125)	(4,677)	(4,425)	(50,138)

Cash Flows from Investing Activities:
Purchase of property and equipment, net	(531)	(149)	—	(4,537)
Proceeds from sale of property and equipment	—	95	41	136
Proceeds from sale of intellectual property	1,000	816	—	1,816
Proceeds from sale of marketable securities	172	1,828	—	2,000
Refund of security deposit	—	(45)	45	—
Transfer of restricted cash	(105)	—	75	(1,034)

Net Cash (used in) provided by Investing Activities	536	2,545	161	(1,619)

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS — (Continued)

				Period from
				March 18,
				1996
	Years Ended December 31,			(Inception) to
				December 31,
	2002	2003	2004	2004

		(In thousands)
Cash Flows from Financing Activities:
Proceeds from issuance of note payable to stockholder	—	—	—	1,650
Repayment of note payable to stockholder	—	—	—	(1,650)
Proceeds from issuance of convertible promissory note and warrants, net of issuance costs	—	335	4,350	9,749
Repayment of convertible promissory note	—	—	(52)	(52)
Borrowing under line of credit, Northwest Hospital	—	—	—	2,834
Repayment of line of credit to Northwest Hospital	—	—	—	(2,834)
Payment on capital lease obligations	(70)	(67)	(41)	(273)
Payment on note payable	—	(420)	—	(420)
Proceeds from issuance of preferred stock, net	—	—	—	27,432
Proceeds from exercise of stock options and warrants	18	—	—	220
Proceeds from issuance of common stock, net	214	—	—	17,369
Series A preferred stock redemption fee	—	—	—	(1,700)
Deferred financing costs	—	—	—	(320)

Net Cash provided by (used in) Financing Activities	162	(152)	4,257	52,005

Net increase (decrease) in cash	(12,427)	(2,284)	(7)	248
Cash at beginning of period	14,966	2,539	255	—

Cash at end of period	$2,539	$255	$248	$248

Supplemental disclosure of cash flow information: Cash paid during the period for interest	$38	$29	$12	$1,389

Supplemental schedule of non-cash financing activities:
Equipment acquired through capital leases	$—	$—	$—	$285
Common stock warrant liability	—	—	4,714	4,714
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	1,872
Beneficial conversion feature of convertible promissory notes	—	—	2,767	3,793
Conversion of convertible promissory notes and accrued interest to Series D preferred stock	—	—	—	5,324
Issuance of Series C preferred stock warrants in connection with lease agreement	—	—	—	43
Issuance of common stock for license rights	—	—	—	4
Liability for and issuance of common stock and warrants to Medarex	560	280	—	840
Issuance of common stock to landlord	—	—	—	35
Deferred compensation on issuance of stock options and restricted stock grants	471	240	41	752
Cancellation of options and restricted stock grant	693	151	5	849
Financing of prepaid insurance through note payable	420	—	—	420
Stock subscription receivable	—	—	—	480
See accompanying notes to financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2002, 2003 and 2004
(In thousands except per share data)

(1)	Organization and Description of Business
      Northwest Biotherapeutics, Inc. (the “Company”) was organized to discover and develop innovative diagnostics and immunotherapies for prostate cancer. During 1998, the Company incorporated as a Delaware corporation. Prior to 1998, the Company was a limited liability company (LLC) formed on March 18, 1996. The Company is a development stage company, has yet to generate significant revenues from its intended business purpose and has no assurance of future revenues. While in the development stage, the Company’s principal activities have included defining and conducting research programs, conducting clinical trials, raising capital and recruiting scientific and management personnel.

(2)	Operations and Financing
      The Company has experienced recurring losses from operations, has a working capital deficit of $5.4 million and has a deficit accumulated during the development stage of $72.8 million at December 31, 2004.
      On April 26, 2004 the Company entered into a Recapitalization Agreement with Toucan Capital Fund II, L.P. (“Toucan Capital”). The Recapitalization Agreement calls for the possible recapitalization of the Company. At Toucan Capital’s option, and if successfully implemented, the recapitalization could provide the company with up to $40 million through the issuance of new securities to Toucan Capital and a syndicate of other investors. Following the recapitalization, Toucan Capital and the investor syndicate would potentially own, on a combined basis, over 90% of the outstanding capital stock of the Company. The proposed recapitalization would occur in two stages, a loan period, followed by a potential equity financing.

Toucan Capital Loans
      From February 1, 2004 through December 31, 2004, the Company borrowed an aggregate of $4.35 million from Toucan Capital in the following transactions:

Date	Principal	Due Date		Accrued Interest(2)	Convertible Shares	Shares Warrant

	(In thousands)				(In thousands)(3)	(In thousands)(6)(7)
02/02/04	$50	06/26/05	(1)	$4,561	1,364	3,000	(4)(8)
03/01/04	50	06/26/05	(1)	4,178	1,354	3,000	(4)(8)
04/26/04	500	06/26/05		34,110	13,353	30,000	(4)(8)
06/11/04	500	06/11/05		27,808	13,195	30,000	(4)(8)
07/30/04	2,000	07/30/05		84,384	52,110	20,000	(5)(9)
10/22/04	500	10/22/05		9,589	12,740	5,000	(5)(9)
11/10/04	500	11/10/05		6,986	12,675	5,000	(5)(9)
12/27/04	250	12/27/05		274	6,257	2,500	(5)(9)

Total	$4,350			$171,890	113,048	98,500

(1)	The Recapitalization Agreement stipulated that the February and March 2004 notes for $50,000 each were to be cancelled and reissued effective April 26, 2004 as two separate notes for $50,000 each and conforming to the conditions of the note signed for the April 26, 2004 loan for $500,000. As a result, the notes issued in February and March 2004, respectively, have a 12-month term from

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS — (Continued)

the April 26, 2004 date of the Recapitalization Agreement. Interest, however, accrues from the original loan dates of February 2, 2004 and March 1, 2004, respectively.

(2)	As of December 31, 2004, accrued interest at 10% per annum based on a 365 day basis compounded annually from their respective original issuance dates.

(3)	Pursuant to the restated recapitalization agreement, as amended, Toucan Capital may, at any time and in its sole discretion, convert any or all of the principal and/or interest due on any or all of the notes into any equity or debt security authorized for issuance by the Company (currently common stock and series A stock). Under the notes, the conversion price for a discretionary conversion is the lowest of:

(i)	the lowest nominal or effective price per share paid by any investor at any time on or after April 26, 2003 (with the exception of certain options held by members of the board of directors outstanding as of the effective date, and shares issuable upon the exercise of the warrants, as defined herein); and

(ii)	the lowest nominal or effective price at which any investor is entitled to acquire shares pursuant to any other security, instrument, promise, undertaking, commitment, agreement or letter of intent of the Company outstanding on or after the effective date or granted, issued, extended or otherwise made available by the Company at any time on or after April 26, 2003 (with the exception of certain options held by members of the board of directors outstanding as of the effective date , and shares issuable upon the exercise of the warrants, as defined herein); and

(iii)	the lesser of $0.10 per share or a 35% discount to the average closing price per share of the common stock during any twenty consecutive trading days beginning with the twenty consecutive trading days immediately preceding the effective date (with the limitation that the conversion price under this clause (iii) will be no less than $0.04 per share). If the currently outstanding notes had been converted into common stock on April 14, 2005, the conversion price would have been $0.04 per share pursuant to the above calculation.
      In addition to the optional conversion described above, the notes are automatically convertible into convertible preferred stock upon the closing of a qualified preferred stock financing. The conversion price for such an automatic conversion, if any, is the lowest nominal or effective price per share paid by any investor, other than Toucan Capital, who purchases convertible stock.

(4)	The number of warrant shares of capital stock is equal to 300% multiplied by the loan principal divided by $0.05.

(5)	The number of warrant shares of capital stock is equal to 100% multiplied by the loan principal divided by $0.10.

(6)	The warrant shares are exercisable for convertible preferred stock if the convertible preferred stock is approved and authorized and other investors have closed on the purchase in cash (and not by conversion of debt, exercise of warrants or options, or conversion or exercise of other securities or instruments) of a minimum of $15 million of such convertible preferred stock, on the terms and conditions set forth in the recapitalization agreement. However, if, for any reason, such convertible preferred stock is not approved or authorized and/or if other investors have not closed on the purchase in cash (and not by conversion of debt, exercise of warrants or options, or conversion or exercise of other securities or instruments) of a minimum of $15 million of such convertible preferred stock, on the terms and conditions set forth in the recapitalization agreement, these warrants shall be exercisable for any equity security and/or debt security and/or any combination thereof.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS — (Continued)

(7)	Exercise period is 7-years from the issuance date of the convertible note except for the February 2 and March 1, 2004 warrants which have a April 26 exercise date.

(8)	Per share exercise price is $0.01

(9)	Per share exercise price is $0.04

(10)	The notes are secured by a first priority senior security interest in all of our assets.

Toucan Capital Loan Beneficial Conversion, Warrant Valuation, and Amortization
      The loan funding period commenced on February 2, 2004 when the Company issued Toucan Capital an unsecured convertible promissory note, in the amount of $50,000. On March 1, 2004, the Company issued Toucan Capital a secured convertible promissory note, in the amount of $50,000. The notes were convertible at prices below the current price of the Company’s common stock at the date of issuance resulting in a beneficial conversion cost of approximately $100,000 which is being amortized over the 12-month term of the notes. Amortization of deferred debt discount on both notes of approximately $88,000 was recorded for year ended December 31, 2004. Interest accretion on the notes of approximately $9,000 was recorded for the year ended December 31, 2004 for the February 2 and March 1, 2004 note balances.
      The Recapitalization Agreement stipulated that the February and March 2004 notes for $50,000 each were to be cancelled and reissued effective April 26, 2004 as two separate notes for $50,000 each and conforming to the conditions of the note signed for the April 26, 2004 bridge loan for $500,000. As a result, the notes issued in February and March 2004, respectively, (i) have a 12 month term from the April 26, 2004 date of the Recapitalization Agreement, (ii) accrue interest at 10% per annum on a 365 day basis compounded annually from their respective original issuance dates, (iii) are secured by a first priority senior security interest in all of the Company’s assets, and (iv) have warrants with coverage equal to three hundred percent (300%) of the amount due under the bridge notes.
      On April 26, 2004 the Company issued Toucan Capital a senior secured convertible promissory note and warrants, in the amount of $500,000. Proceeds from the April 26, 2004 loan were allocated between the notes and warrants on a relative fair value basis. The value allocated to the warrants on the date of the grant was approximately $375,000. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 3.57%, volatility of 218%, and a contractual life of 7-years. The value of the warrants was recorded as a deferred debt discount against the $500,000 proceeds of the notes. In addition, a beneficial conversion feature related to the notes was determined to be approximately $375,000 but is capped at the remaining value originally allocated to the notes of approximately $125,000. As a result, the total discount on the notes equalled the face value of $500,000 which is being amortized over the twelve-month term of the notes. Amortization of deferred debt discount of approximately $341,000 was recorded for the year ended December 31, 2004. Interest accretion on the note of approximately $34,000 was recorded for the year ended December 31, 2004 for the April 26, 2004 note balance.
      On June 11, 2004 the Company issued Toucan Capital a senior secured convertible promissory note and warrants, in the amount of $500,000. Proceeds from the June 11, 2004 loan were allocated between the notes and warrants on a relative fair value basis. The value allocated to the warrants on the date of the grant was approximately $353,000. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 3.70%, volatility of 219%, and an contractual life of 7-years. The value of the warrants was recorded as a deferred debt discount against the $500,000 proceeds of the note. In addition, a beneficial conversion feature related to the notes was determined to be approximately $353,000 but is capped at the remaining

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS — (Continued)
value originally allocated to the notes of approximately $147,000. As a result, the total discount on the notes equalled the face value of $500,000 which is being amortized over the twelve-month term of the notes. Amortization of deferred debt discount of approximately $278,082 was recorded for the year ended December 31, 2004. Interest accretion on the note of approximately $27,808 was recorded for the year ended December 31, 2004 for the June 11, 2004 note balance.
      On July 30, 2004 the Company issued Toucan Capital a senior secured convertible promissory note and warrants, in the amount of $2.0 million. Proceeds from the July 30, 2004 loan were allocated between the notes and warrants on a relative fair value basis. The value allocated to the warrants on the date of the grant was approximately $570,000. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 1.61%, volatility of 226%, and a contractual life of 7-years. The value of the warrants was recorded as a deferred debt discount against the $2.0 million proceeds of the note. In addition, a beneficial conversion feature related to the notes was determined to be approximately $570,000. As a result, the total discount on the notes equalled $1.1 million which is being amortized over the twelve-month term of the notes. Amortization of deferred debt discount of approximately $481,000 was recorded for the year ended December 31, 2004. Interest accretion on the note of approximately $85,000 was recorded for the year ended December 31, 2004 for the July 30, 2004 note balance.
      On October 22, 2004 the Company issued Toucan Capital a senior secured convertible promissory note and warrants, in the amount of $500,000. Proceeds from the October 22, 2004 loan were allocated between the notes and warrants on a relative fair value basis. The value allocated to the warrants on the date of the grant was approximately $115,000. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 3.85%, volatility of 230%, and a contractual life of 7-years. The value of the warrants was recorded as a deferred debt discount against the $500,000 proceeds of the note. In addition, a beneficial conversion feature related to the notes was determined to be approximately $115,000. As a result, the total discount on the notes equalled $230,000 which is being amortized over the twelve-month term of the notes. Amortization of deferred debt discount of approximately $44,000 was recorded for the year ended December 31, 2004. Interest accretion on the note of approximately $10,000 was recorded for the year ended December 31, 2004 for the October 22, 2004 note balance.
      On November 10, 2004 the Company issued Toucan Capital a senior secured convertible promissory note and warrants, in the amount of $500,000. Proceeds from the November 10, 2004 loan were allocated between the notes and warrants on a relative fair value basis. The value allocated to the warrants on the date of the grant was approximately $115,000. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 3.85%, volatility of 229%, and an contractual life of 7-years. The value of the warrants was recorded as a deferred debt discount against the $500,000 proceeds of the note. In addition, a beneficial conversion feature related to the notes was determined to be approximately $115,000. As a result, the total discount on the notes equalled $230,081 which is being amortized over the twelve-month term of the notes. Amortization of deferred debt discount of approximately $32,000 was recorded for the year ended December 31, 2004. Interest accretion on the note of approximately $7,000 was recorded for the year ended December 31, 2004 for the November 10, 2004 note balance.
      On December 27, 2004 the Company issued Toucan Capital a senior secured convertible promissory note and warrants, in the amount of $250,000. Proceeds from the December 27, 2004 loan were allocated between the notes and warrants on a relative fair value basis. The value allocated to the warrants on the date of the grant was approximately $83,000. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS — (Continued)
free interest rate of 3.87%, volatility of 239%, and an contractual life of 7 years. The value of the warrants was recorded as a deferred debt discount against the $250,000 proceeds of the notes. In addition, a beneficial conversion feature related to the notes was determined to be approximately $83,000. As a result, the total discount on the note equalled $116,000 which is being amortized over the twelve-month term of the notes. Amortization of deferred debt discount of approximately $1,800 was recorded for the year ended December 31, 2004. Interest accretion on the note of approximately $274 was recorded for the year ended December 31, 2004 for the December 27, 2004 note balance.
      Based on the average closing price per share of the Company’s common stock for the twenty trading days prior to the January 26, 2005 sale of the series A stock, the warrant exercise price was fixed, pursuant to the terms thereof, at $0.04 per share on January 26, 2005. In connection with the first closing of the Equity Financing on January 26, 2005, the Company and Toucan Capital amended the October 22 warrant, the November 10 warrant and the December 27, 2004 warrant to clarify that the exercise price of each of these warrants is $0.04 per share (subject to adjustment as described in the following paragraph).
      In the event that the Company sells at least $15 million of convertible preferred stock for cash to investors other than Toucan Capital on the terms and conditions set forth in the Restated Recapitalization Agreement and the Term Sheet (a “Qualified Preferred Stock Financing”), the warrants will be exercisable only for shares of Convertible Preferred Stock. Unless and until the Company completes a Qualified Preferred Stock Financing, the warrants will be exercisable for any debt or equity security authorized for issuance by the Company (which currently consists of common stock and series A stock). The number of shares issuable pursuant to the warrants and the exercise prices thereof are subject to adjustment in the event of stock splits, reverse stock splits, stock dividends, and the like. The exercise price is also subject to downward adjustment in the event of certain dilutive issuances in which the Company sells or is deemed to have sold shares below the then applicable exercise price.

Liability For Potentially Dilutive Securities in Excess of Authorized Number of Common Shares
      In accordance with EITF 00-19, the Company accounts for potential shares that can be converted to common stock, that are in excess of authorized shares, as a liability that is recorded at fair value. Total potential outstanding common stock exceeded the Company’s authorized shares on July 30, 2004 when an additional $2.0 million loan, convertible into common stock, was received from Toucan Capital and additional warrants were issued. The fair value of the warrants in excess of the authorized shares was approximately $2.8 million and was recognized as a liability on July 30, 2004. During the fourth quarter of 2004, the Company received three additional loans from Toucan Capital, convertible into common stock totaling $1.25 million and additional warrants were issued. The total fair value of the warrants in excess of the authorized shares was approximately $1.5 million and was recognized as a liability at the dates of issuance of the convertible debt and warrants. This liability is required to be evaluated at each reporting date with any change in value included in other income/(expense) until such time as enough shares are authorized to cover all potentially convertible instruments. Effective December 29, 2004, the number of authorized common shares was increased to 300 million. The liability for potential shares in excess of total authorized shares was revalued at that date. This valuation resulted in a fourth quarter loss of approximately $1.0 million, due to net increases in the net fair value of related warrants at that date. This loss was offset against the September 30, 2004 gain of approximately $717,000 for a net loss as of December 31, 2004 of approximately $368,000, included in the 2004 statement of operations as a warrant valuation.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS — (Continued)

Liquidity
      The Company’s actual cash needs will depend on many unpredictable factors, including the timing of research and development activities, the timeframe for successful development of an effective product, if ever, and the commercialization of such product, all of which includes the regulatory approval process. The regulatory approval process is uncertain, includes extensive pre-clinical testing and clinical trials of each product in order to establish its safety and effectiveness, can take many years and requires the expenditure of substantial resources. Also, the Company is disputing an assessed tax liability as discussed in note 8(c). As a result of these factors, the Company cannot accurately predict the amount or timing of future cash needs.
      Any additional financing from Toucan Capital or any other third party is likely to be dilutive to stockholders, and any debt financing, if available, may include additional restrictive covenants. If the Company is unable to obtain significant additional capital in the near-term, the Company may cease operations at anytime. The Company does not believe that its assets would be sufficient to satisfy the claims of all of its creditors in full. Therefore, if the Company were to pursue a liquidation it is highly unlikely that any proceeds would be received by the Company’s stockholders.
      There can be no assurance that the Recapitalization Plan or any other alternatives will be successful. If the Recapitalization is unsuccessful, the Company’s inability to obtain additional cash as needed could have a material adverse effect on its financial position, results of operations and its ability to continue its existence. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
      Cash consists of money market and checking accounts. The Company’s cash balances exceed federally insured limits from time to time.

(c)	Financial Instruments and Concentrations of Risk
      The Company’s financial instruments consist of cash, accounts receivable, restricted cash, accounts payable, accrued expenses, and notes payable which approximate fair value due to their short term maturity.
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

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The Company had one customer for its contract research and development services from its inception through 2002. Starting in January 2003, research materials sales were made to multiple customers, primarily in the United States of America, with whom there were no other contractual relationships.

(d)	Property and Equipment
      Property and equipment are stated at cost. Property and equipment are depreciated or amortized over the following estimated useful lives using the straight-line method:

Leasehold improvements	Shorter of life of the lease or useful life
Laboratory equipment	5-7 years
Office furniture and other equipment	3-5 years

(e)	Impairment of long-lived assets
      Long-lived assets including property and equipment are reviewed for possible impairment whenever significant events or changes in circumstances, including changes in the Company’s business strategy and plans, indicate that an impairment may have occurred. An impairment is indicated when the sum of the expected future undiscounted net cash flows identifiable to that asset or asset group is less than its carrying value. Impairment losses are determined from actual or estimated fair values, which are based on market values, net realizable values or projections of discounted net cash flows, as appropriate.

(f)	Restricted Cash
      Restricted cash of $105,000 on December 31, 2003 represents a deposit to secure the Company’s credit card liabilities. At December 31, 2004, after the Company cancelled several active corporate credit cards, the restricted cash of $30,000 represents a deposit to secure the Company’s lower credit limit on its remaining corporate credit cards.

(g)	Deferred Rent
      The Company’s subleases 5,047 square feet of administrative space. The operating lease includes a rent increase of 1.5% commencing October 1, 2005 to the remaining lease period which expires on December 31, 2005. The Company recognizes expense for the lease using the straight-line method. Additional expense recognized in excess of cash payments is recorded as deferred rent.

(h)	Revenue Recognition
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

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS — (Continued)

(i)	Research and Development Expenses
      Research and development costs are expensed as incurred.

(j)	Income Taxes
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

(k)	Stock-Based Compensation
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
      Had the Company recognized the compensation cost of employee stock options based on the fair value of the options on the date of grant as prescribed by SFAS No. 123, the pro-forma net loss applicable to common stockholders and related loss per share would have been adjusted to the pro-forma amounts indicated below:

	Year Ended December 31,

	2002	2003	2004

	(In thousands)
Net loss applicable to common stockholders
As reported	$(12,804)	$(5,752)	$(8,508)
Add: Stock-based employee compensation expense included in reported net loss, net	350	240	41
Deduct: Stock-based employee compensation determined under fair value based method for all awards	(650)	(590)	(47)

Pro-forma net loss	$(13,104)	$(6,102)	$(8,514)

Net loss per share — basic and diluted:
As reported	$(0.76)	$(0.30)	$(0.45)

Pro-forma	$(0.77)	$(0.32)	$(0.45)

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS — (Continued)
      There were no stock options granted for the year ended December 31, 2004. The per share weighted average fair value of stock options granted during the years ended December 31, 2002 and 2003 was $3.38, and $0.10, respectively, on the date of grant using the minimum-value method for grants prior to August 13, 2001 and an option valuation method that considers expected volatility for grants thereafter with the following assumptions:

	2002	2003

Risk-free interest rate	2.89%	2.97%
Expected life	5 years	5 years
Expected volatility	92% to 191%	200%
Dividend yield	0%	0%

(l)	Loss Per Share
      Basic loss per share is computed on the basis of the weighted average number of shares outstanding for the reporting period excluding 2,000 unvested restricted shares as of December 31, 2004. Diluted loss per share is computed on the basis of the weighted average number of common shares plus dilutive potential common shares outstanding using the treasury stock method. Any potentially dilutive securities are antidilutive due to the Company’s net losses.

(m)	Operating Segments
      The Company is principally engaged in the discovery and development of innovative immunotherapies for cancer and has a single operating segment as management reviews all financial information together for the purposes of making decisions and assessing the financial performance of the company.

(n)	New Accounting Standards
      Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payments (“SFAS 123R”) eliminates the option to apply the intrinsic value measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, to stock compensation awards issued to employees. The Company is continuing to evaluate the transition method to be adopted.
      SFAS No. 151, Inventory Costs an amendment of ARB No. 43, Chapter 4 deals with inventory pricing with respect to abnormal amounts of idle facility expenses, freight, handling costs, and spoilage. Management is analyzing the requirements of this new Statement and believes that its adoption will not have any significant impact on the Company’s financial statements.
      SFAS No. 153, Exchanges of Nonmonetary Assets amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Management is analyzing the requirements of this new standard and believes that its adoption will not have any significant impact on the Company’s financial statements.
      FIN No. 46(R) revised FIN No. 46, “Consolidation of Variable Interest Entities”, requiring the consolidation by a business of variable interest entities in which it is the primary beneficiary. The adoption of FIN No. 46 did not have an impact on the Company’s financial statements.
      The Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”) which

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS — (Continued)
provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. The FASB issued FSP EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ’The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”’, which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued. The Company does not expect the adoption of this consensus or FSP to have a material impact on its financial statements.
      The EITF reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”), which addresses when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings (loss) per share. EITF 04-8 is effective for reporting periods ending after December 15, 2004. The adoption of EITF 04-8 did not have an impact on diluted earnings (loss) per share.

(4)	Stockholders’ Equity (Deficit)

(a)	Issuance of Unregistered Common Stock
      On December 9, 2002, the Company entered into an Assignment and License Agreement that provided for the transfer of certain intellectual property from the Company to Medarex and for the Company to acquire the rights to certain other intellectual property from Medarex, which included issuing 2.0 million unregistered common shares and warrants to purchase 800,000 common shares. See note 4(b).
      On June 30, 2003, the Company entered into a Settlement Agreement with Nexus Canyon Park, its prior landlord. Under this Settlement Agreement, Nexus Canyon Park agreed to permit premature termination of its prior lease and excuse the Company from future performance of lease obligations in exchange for 90,000 shares of its unregistered common stock with a fair value of $35,000 and Nexus’ retention of the Company’s $1.0 million lease security deposit. The Settlement Agreement resulted in an additional loss on facility sublease and lease termination of $174,000, net of deferred rent of $202,000. In June 2003, the Company moved from its previous facilities and signed a new lease commencing July 1, 2003 for a term of 39 months.

(b)	Stock Purchase Warrants

Medarex
      On December 9, 2002, the Company entered into an assignment and license agreement with Medarex wherein the Company sold certain of intellectual property to Medarex in exchange for certain of their intellectual property and received $3.0 million consisting of $1.0 million in cash and two payments of $1.0 million each payable in common stock. The Company realized a total of $3.0 million in cash as all of the forgoing shares were sold within 30 days of their issuance in 2003. Additionally, a $400,000 payable to Medarex was forgiven. Pursuant to this agreement, the Company issued to Medarex 2.0 million unregistered shares of its common stock. The 2.0 million shares of unregistered common stock were issued as follows: on December 26, 2002, issued 1.0 million shares; on January 8, 2003 issued 500,000 shares; and on February 9, 2003 issued the final 500,000 shares. Also in conjunction with the December 9, 2002 agreement with Medarex, the Company issued warrants to purchase unregistered common stock as follows: on December 26, 2002, issued a warrant to purchase 400,000 shares of its common stock at an exercise price of $0.216 per share; on January 8, 2003, issued a warrant to purchase 200,000 shares of its common stock at an exercise price of $0.177 per share; and on February 9, 2003 issued the final warrant to purchase 200,000 shares of its common stock at an exercise price of $0.102 per share. The warrants may

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS — (Continued)
be exercised at any time after six-months following their issue date and prior to the tenth anniversary of the issue date.
      The fair value of the 800,000 warrant shares was $159,678 on the date of grant which was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield 0%, risk-free interest rate of 4.17%, volatility of 191%, and an expected life of 10-years. As of December 31, 2002, one-half of the warrant value, $79,839, was recognized as an increase to additional paid in capital and $79,839 was recognized as a long-term liability, for the 400,000 warrant shares to be issued in 2003.
      The net gain recognized on this sale of intellectual property was $2.8 million made up of the receipt of $3.0 million of cash and stock from Medarex and forgiveness of the $400,000 payable to Medarex offset by the issuance of 2.0 million shares of unregistered common stock and warrants to purchase 800,000 shares of common stock valued at approximately $560,000.

Management Loans
      On November 13, 2003, the Company borrowed an aggregate of $335,000 from members of its management, as more fully described in the following table.

Name	Title	Principal

Alton L. Boynton, Ph.D.	President, Chief Scientific Officer, Chief Operating Officer and Secretary	$183,000
Marnix Bosch, Ph.D.	Vice President of Vaccine Research and Development	41,000
Larry L. Richards	Controller (Principal Financial and Accounting Officer)	11,000
Daniel O. Wilds	Former Chairman of the Board of Directors and Chief Executive Officer	50,000
Eric Holmes, Ph.D.	Former Vice President of Biomedical Research and Development	50,000

	Total	$335,000

      The notes initially had a 12-month term, accrue interest at an annual rate equal to the prime rate plus 2% and were initially secured by substantially all of our assets not otherwise collateralized. The aggregate principal amount of the five notes was $335,000 of which $50,000, including interest of $1,674, was repaid on June 1, 2004 and $50,000, including interest of $4,479, was repaid on February 24, 2005. In connection with the April 26, 2004 recapitalization agreement with Toucan Capital, holders of notes representing 70% of the principal amount of the notes agreed to an amendment to their notes to set the conversion price of the amended notes at $0.10 per share and change the maturity date to November 12, 2004 in the event the Company raises at least $15 million in a financing prior to that time or May 12, 2005 if the Company has not completed a $15 million financing by May 12, 2005. The maturity date for these notes was subsequently changed to July 12, 2005.
      As part of the November 13, 2003 loan, the investors received warrants initially exercisable to acquire an aggregate of 3.7 million shares of the Company’s common stock, expiring November 2008 subject to certain antidilution adjustments, at an exercise price to be determined as follows: (i) in the event that the Company completes an offering of its common stock generating gross proceeds of at least $1 million, then the price per share paid by investors in that offering; or (ii) if the Company does not complete such an offering, then $0.18, which was the closing price of its common stock on the date of the financing. In connection with the April 26, 2004 recapitalization agreement, certain members of management who hold

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS — (Continued)
warrants agreed to an amendment to their warrants. The amendment applies to all warrants issued in the November 13, 2003 financing. The purpose of the amendment was to remove the anti-dilution provisions and set the warrant exercise price at the lesser of (i) $0.10 per share or (ii) a 35% discount to the average closing price during the twenty trading days prior to the first closing of the sale by the Company of convertible preferred stock as contemplated by the recapitalization agreement but not less than $0.04 per share.
      Proceeds from the offering were allocated between the Notes and Warrants on a relative fair value basis. The value allocated to the warrants on the date of the grant was approximately $221,000. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 3.36%, volatility of 194%, and a contractual life of 5-years. The value of the warrants was recorded as a deferred debt discount against the $335,000 proceeds of the Note. In addition, a beneficial conversion feature related to the Notes was determined to be approximately $221,000 but is capped at the remaining value originally allocated to the Notes of approximately $114,000. As a result, the total discount on the Notes equalled the face value of $335,000 which was fully amortized by December 31, 2004.
      On April 26, 2004 the Company entered into a recapitalization agreement with Toucan Capital. The recapitalization agreement calls for the possible recapitalization of the Company. At Toucan Capital’s option, and if successfully implemented, the recapitalization could provide the company with up to $40 million through the issuance of new securities to Toucan Capital and a syndicate of other investors. Following the recapitalization, Toucan Capital and the investor syndicate would potentially own, on a combined basis, over 90% of the outstanding capital stock of the Company. The proposed recapitalization would occur in two stages, a loan period, followed by a potential equity financing.
      From February 1, 2004 through December 31, 2004, the Company has issued eight promissory notes to Toucan Capital pursuant to which Toucan Capital has loaned the Company an aggregate of $4.35 million in loan financing, as more fully described in note (2) Operations and Financing.

Toucan Capital Warrants
      From February 1, 2004 through December 31, 2004, the Company has issued six warrants for 98.5 million shares of the Company capital stock to Toucan Capital pursuant to which Toucan Capital has loaned the Company an aggregate of $4.35 million in loan financing, as more fully described in note (2) Operations and Financing.
      A summary of stock purchase warrants outstanding at December 31, 2004 is as follows:

		Weighted-
	Number	Average
Type of Warrant	Outstanding	Exercise Price

	(In thousands)
Common stock warrant	810	$0.24
Series A preferred stock warrants	98,500	$0.08
Series C preferred stock warrants	235	$2.50
Series D preferred stock warrants	324	$5.00
Convertible promissory note stock warrants	3,722	(1)

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
      The exercise of series A cumulative convertible preferred stock warrants will result in the issuance of an equal number of shares of the Company’s series A preferred stock. The exercise of Series C and Series D preferred stock warrants will result in the issuance of an equal number of shares of the Company’s common stock with no issuance of preferred stock.

(c)	Stock Option Plans
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
      During the year ended December 31, 2004, the Company did not grant stock options.
      (i) 1998 Stock Option Plan (1998 Plan)
      The Company has a 1998 Stock Option Plan (1998 Plan) under which 413,026 shares of common stock have been reserved for stock option grants to employees, directors and consultants of the Company. As of December 31, 2004 a total of 317,768 shares remain available for granting under the 1998 Plan.
      (ii) 1999 Executive Stock Option Plan (1999 Plan)
      The Company also has a 1999 Executive Stock Option Plan (1999 Plan) under which 586,166 shares of common stock were reserved for issuance. As of December 31, 2004 a total of 420,956 shares remained available for granting under the 1999 Plan.
      (iii) 2001 Stock Option Plan (2001 Plan)
      In June 2001, the Company adopted the 2001 Stock Option Plan (2001 Plan) and the 2001 Nonemployee Director Stock Incentive Plan (2001 Director Plan). Under the 2001 Plan, 1,800,000 shares of the Company’s common stock have been reserved for grant of stock options to employees and consultants. Additionally, on January 1 of each year, commencing January 1, 2002, the number of shares reserved for grant under the 2001 Plan will increase by the lesser of (i) 15% of the aggregate number of shares available for grant under the 2001 Plan or (ii) 300,000 shares. As of December 31, 2004, net of

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS — (Continued)
forfeitures, a total of 530,000 stock options have been granted under the 2001 Stock Option Plan. There were 2,423,320 options available for grant as of December 31, 2004.
      (iv) 2001 Nonemployee Director Stock Incentive Plan
      Under the 2001 Nonemployee Director Stock Incentive Plan, 200,000 shares of the Company’s common stock have been reserved for grant of stock options to nonemployee directors of the Company. There have been, net of forfeitures, 27,500 stock options granted under the 2001 Nonemployee Director Stock Incentive Plan. There were 172,500 options available for grant as of December 31, 2004.
      A summary of stock option activity is as follows:

	Options Outstanding

		Weighted-
	Number	Average
	of Shares	Exercise Price

	(In thousands except
	weighted average)
Balance at December 31, 2001	1,172	$0.95
Granted	508	3.51
Exercised	(32)	0.56
Forfeited	(440)	3.6

Balance at December 31, 2002	1,208	1.24
Granted	895	0.10
Exercised	(8)	0.00
Forfeited	(301)	1.27

Balance at December 31, 2003	1,794	0.71
Granted	—	—
Exercised	—	—
Forfeited	(930)	0.78

Balance at December 31, 2004	864	$0.63

      Additional information regarding stock options outstanding and exercisable at December 31, 2004 is as follows, in thousands except option price and weighted average exercise price.

	Options Outstanding

		Weighted-		Options Exercisable
		Average
		Remaining	Weighted-		Weighted-
Range of	Number	Contractual	Average	Number	Average
Exercise Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price

		(In thousands except weighted average)
$0.0000 - 0.5050	516	8.2	$0.10	220	$0.09
0.5051 - 1.0100	194	5.0	0.85	194	0.85
1.0101 - 2.0200	118	6.1	1.25	116	1.25
2.0201 - 5.0500	36	6.5	4.95	27	4.96

$0.0000 - 5.0500	864	7.1	$0.63	557	$0.83

      Options exercisable as of December 31, 2003 were 1,078,000.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS — (Continued)

(d)	Common Stock Equivalents
      The following common stock equivalents on an as-converted basis were excluded from the calculation of diluted net loss per share, as the effect would be antidilutive

	Years Ended December 31

	2002	2003	2004

	(In thousands)
Common stock options	1,208	1,794	864
Common stock warrants	410	810	810
Convertible preferred stock warrants	559	559	559
Convertible promissory note	—	1,861	110,333
Convertible promissory note stock warrants	—	3,722	102,222

(e)	Employee Stock Purchase Plan
      In June 2001, the Company adopted an employee stock purchase plan which became effective upon consummation of the IPO and reserved 500,000 shares of common stock for issuance under this plan. Under this plan, employees may purchase up to 1,000 shares of the Company’s common stock during each six-month offering period commencing on April 1 and October 1 of each year. The purchase price of the common stock is equal to the lower of 85% of the market price on the first and last day of each offering period. As of December 31, 2004, a total of 14,374 shares have been issued under the plan.

(f)	Employee 401(k) Plan
      On August 19, 1999, the Company adopted a 401(k) Plan for certain eligible employees. Under the Plan, an eligible employee may elect to contribute up to 60% of his or her pre-tax total compensation, not to exceed the annual limits established by the Internal Revenue Service. The Company will match their contribution at the rate of $0.50 for every employee contributed dollar with a maximum Company match of $3,000 annually. For the years ended December 31, 2002, 2003 and 2004 the Company contributed approximately $123,000; $40,000; and $17,000 of matching dollars, respectively.

(g)	Stockholder Rights Agreement
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
      In connection with the April 26, 2004 Recapitalization Agreement with Toucan Capital, the Board of Directors and Mellon Investor Services LLC, its Rights Agent, on April 26, 2004, amended the Stockholder Rights Agreement. The definition of an “Acquiring Person” was amended to exclude Toucan Capital Fund II, L.P. and other investors selected by Toucan from the definition of “Acquiring Person” for

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS — (Continued)
those shares of the Company’s capital stock they acquire, or deemed to beneficially own, in connection with the Recapitalization Agreement.

(5)	Related Party Transactions

(a)	Transactions with Northwest Hospital (Hospital)
      The Company shared certain employees with the Hospital. The Company received reimbursement for shared employees totaling $28,000 in 2002. In 2000, the Hospital began subleasing office and laboratory space from the Company for which the Company received $112,000 in 2002. The subleasing of space from the Company and the sharing of certain employees with the Hospital ceased on December 31, 2002.

(b)	Agreement with Cytogen, Inc.
      In November 2002, the Company suspended all clinical trial activity for its DCVax product candidates and withdrew its Investigational New Drug Application (IND) for its DCVax-Prostate, a prostate cancer treatment. As a result of the Company withdrawing its IND for its DCVax-Prostate vaccine for prostate cancer, the right to make, use and sublicense Prostate Specific Membrane Antigen (PSMA), granted the company under the August 28, 2000 PSMA Sublicense Agreement with Cytogen, reverted back to Cytogen, Inc.

(c)	Agreement with Medarex
      On December 9, 2002, the Company entered into an assignment and license agreement with Medarex wherein the Company sold certain of its intellectual property to Medarex in exchange for certain of their intellectual property and received $3.0 million, consisting of $1.0 million in cash and two payments of $1.0 million each payable in common stock. The Company realized a total of $3.0 million in cash as all of the forgoing shares were sold within 30 days of their issuance in 2003. Additionally, a $400,000 payable to Medarex was forgiven. Pursuant to this agreement, the Company issued to Medarex 2.0 million unregistered shares of its common stock. The 2.0 million shares of unregistered common stock were issued as follows: on December 26, 2002, issued 1.0 million shares; on January 8, 2003 issued 500,000 shares; and on February 9, 2003 issued the final 500,000 shares. Also in conjunction with the December 9, 2002 agreement with Medarex, the Company issued warrants to purchase unregistered common stock as follows: on December 26, 2002, issued a warrant to purchase 400,000 shares of its common stock at an exercise price of $0.216 per share; on January 8, 2003, issued a warrant to purchase 200,000 shares of its common stock at an exercise price of $0.177 per share; and on February 9, 2003 issued the final warrant to purchase 200,000 shares of its common stock at an exercise price of $0.102 per share. The warrants may be exercised at any time after six-months following their issue date and prior to the tenth anniversary of the issue date.
      The fair value of the 800,000 warrant shares was $159,678 on the date of grant which was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield 0%, risk-free interest rate of 4.17%, volatility of 191%, and an expected life of 10-years. As of December 31, 2002, one-half of the warrant value, $79,839, was recognized as an increase to additional paid in capital and $79,839 was recognized as a long term liability, for the 400,000 warrant shares to be issued in fiscal 2003. The net gain recognized on this sale of intellectual property was $2.8 million made up of the receipt of $3.0 million of cash and stock from Medarex and forgiveness of the $400,000 payable to Medarex offset by the issuance of 2.0 million shares of unregistered common stock and warrants to purchase 800,000 shares of common stock valued at approximately $560,000.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS — (Continued)
      On June 20, 2003, under a First Amendment to Assignment and License Agreement with Medarex, the Company released Medarex from future royalty obligations in exchange for a cash payment of $816,000. The purchase price of $816,000 was negotiated based on the expected discounted net present value of a future 2% royalty obligation under that certain Assignment and License Agreement dated December 9, 2002. The Company received the cash payment on July 1, 2003.

(d)	Agreement with Cognate
      The Company entered into a service agreement, as more fully described in Exhibit 10.14 filed herewith, dated July 30, 2004 with Cognate Therapeutics, Inc. Cognate is a contract research organization, majority owned by Toucan Capital and two of the principals of Toucan Capital are board members of Cognate. The Company committed to utilizing Cognate’s services for a two year period related primarily to manufacturing its DCVax product candidates, regulatory advice, research and development preclinical activities and managing clinical trials. Monthly expenditures are expected to range between approximately $427,000 and $487,000 until manufacturing ramps up, and then the monthly expenditures are expected to be approximately $718,000. The contract with Cognate includes a penalty of $4.0 million if the Company cancels the contract within one year and $2.0 million if cancelled after one year, as well as payment for all services performed in winding down any ongoing activities. The Company entered into this contract after extensive consultations with an independent expert in the field of Good Manufacturing Practices (GMP), regulatory affairs, and clinical trial activities, and after considering the ability of other contract research organizations to comply with the Company’s requirement to rapidly commence technology transfers involving manufacturing, immune monitoring, and regulatory clinical advice. The Company did not find any other Contract Research Organization (CRO) who could meet its needs in order to rapidly restart its clinical programs. The Company believes entering into this agreement gives it an opportunity to restart its clinical and research programs much more efficiently and rapidly as opposed to rebuilding its infrastructure, internal manufacturing facilities, regulatory, clinical and research and development expertise. The Company recognized approximately $2.9 million of costs relative to the contract, which are included in research and development expense, with cash payments of approximately $1.9 million made to Cognate in 2004, and with approximately $1.0 million in accounts payable for the year ended December 31, 2004.

(6)	Income Taxes
      There was no income tax benefit attributable to net losses for 2002, 2003 and 2004. The difference between taxes computed by applying the U.S. federal corporate rate of 34% and the actual income tax provisions in 2002, 2003 and 2004 is primarily the result of establishing a valuation allowance on the Company’s deferred tax assets arising primarily from tax loss carry forwards.
      The tax effects of temporary differences and tax loss and credit carry forwards that give rise to significant portions of deferred tax assets at December 31 are comprised of the following (in thousands):

	2003	2004

Net operating loss carryforwards	$14,699	$17,126
Research and development credit carryforwards	1,136	1,319
Depreciation and amortization	627	981
Other	355	313

Gross deferred tax assets	16,817	19,739
Less valuation allowance	(16,817)	(19,739)

Net deferred tax assets	$—	$—

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS — (Continued)
      The increase in the valuation allowance for deferred tax assets for 2002, 2003 and 2004 of $4.6, $2.0 and $2.9 million, respectively, was due to the inability to utilize net operating losses and research and development credits.
      At December 31, 2004, the Company had net operating loss carry forwards for income tax purposes of approximately $50.4 million and unused research and development tax credits of approximately $1.4 million available to offset future taxable income and income taxes, respectively, expiring beginning 2018 through 2022. The Company’s ability to utilize net operating loss and credit carry forwards is limited pursuant to the Tax Reform Act of 1986, due to cumulative changes in stock ownership in excess of 50% such that some net operating losses may never be utilized.

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
      The Company leases its facilities and certain equipment. Effective December 15, 2004, the Company entered into a sublease with MediQuest for approximately 5,047 square feet of administrative floor space. The Company had previously assigned its overall lease of approximately 14,000 square feet to MediQuest. The Company, however, remains primarily liable for the performance of the provisions and obligations under the original June 18, 2003 lease, with Benaroya Capital Company, LLC, for the base rent in the amounts scheduled below. If MediQuest fails to perform, the commitments for minimum rentals under non-cancelable leases in effect as of December 31, 2004 are as follows (in thousands):

	Capital	Operating
	Leases	Leases

2005	$43	$267
2006	11	203
2007	3	—

Total minimum lease payments	57	$470

Less amount representing interest	7

Present value of minimum lease payments	50
Less current portion	38

	$12

      Included in property and equipment are net assets under capital leases totaling $271,000 and $170,000 and related net accumulated amortization totaling $158,000 and $129,000 at December 31, 2003 and 2004, respectively. Rent expense was $1.0 million, $635,000, and $256,000 in 2002, 2003, and 2004, respectively, net of sublease income of $112,000 in 2002.

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
      Beginning on October 9, 2002, we initiated a series of substantial steps to conserve cash, including the relocation and consolidation of our facilities. On June 30, 2003, future lease obligations of approximately $9.1 million were eliminated through the termination of our prior lease when moving to a smaller facility. However, through abandoning the tenant improvements at the prior facility, on which use tax payments to the State of Washington had been deferred, including the disposal and impairment of previously qualified tax deferred equipment, we received a tax assessment of $491,802 on October 21, 2003. The tax assessment payment was initially due on November 20, 2003. This contingent assessment, and accrued interest, is being carried as an estimated liability on the balance sheet as of December 31, 2004 and is included in general and administrative expense. The Company appealed this assessment and does not expect final resolution of this matter until late 2005.
      In February 2004, we filed a refund request of approximately $175,000 related to certain other state taxes to the State of Washington’s Department of Revenue. The finalization of this refund request is expected to take several more months.

(9)	Notes Payable

(a)	Notes Payable to Related Parties.
      On November 13, 2003, the Company borrowed an aggregate of $335,000 from members of its management, as more fully described in note 4(b), Management Loan.
     Toucan Capital
      From February 1, 2004 through December 31, 2004, the Company issued eight promissory notes to Toucan Capital pursuant to which Toucan Capital loaned the Company an aggregate of $4.35 million in bridge loan financing, as more fully described in note (2) Operations and Financing.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS — (Continued)

(10)	Unaudited Quarterly Financial Information (in thousands, except loss per share)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2003	2003	2003	2003

Total revenues	$69	$187	$145	$128
Net loss applicable to common stockholders	$(1,591)	$(2,102)	$(1,187)	$(872)
Net loss per share applicable to common stockholders — basic and diluted	$(0.09)	$(0.11)	$(0.06)	$(0.05)
Weighted average shares used in computing basic and diluted loss per share	18,657	18,933	19,014	19,024

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2004	2004	2004	2004

Total revenues	$127	$116	$91	$56
Net loss applicable to common stockholders	$(828)	$(1,019)	$(2,266)	$(4,395)
Net loss per share applicable to common stockholders — basic and diluted	$(0.04)	$(0.05)	$(0.12)	$(0.24)
Weighted average shares used in computing basic and diluted loss per share	19,025	19,026	19,026	19,026

(11)	Loss on Sublease
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
      The Company in its August-September 2004 planning, to vacate our 14,000 square foot laboratory and administrative space and enter a sublease for approximately 5,047 square feet of administrative space, identified certain non-utilized property and equipment. On December 15, 2004, the Company actually decreased its leased office space to approximately 5,047 square feet. The Company sold, disposed, or impaired $337,000 of fixed assets, in the third and fourth quarters of 2004, recognizing a loss on retirement of fixed assets of approximately $83,000, net of depreciation, and cash received of approximately $41,000, the net of which is included in general and administrative expenses as of December 31, 2004.

(13)	Subsequent Events

(a)	Change in Control of Northwest Biotherapeutics, Inc
      As a result of the purchase of the series A stock on January 26, 2005, Toucan Capital directly acquired approximately 63% of the Company’s outstanding “voting securities”.

(b)	Toucan Capital Series A Cumulative Convertible Preferred Stock
      On January 26, 2005, the Company entered into a securities purchase agreement with Toucan Capital pursuant to which Toucan Capital purchased 32.5 million shares of the Company’s newly designated series A preferred stock at a purchase price of $0.04 per share, for an aggregate purchase price of $1.3 million.
      The series A preferred stock:

(i) is entitled to cumulative dividends at the rate of 10% per year;

(ii) is entitled to a liquidation preference in the amount of its initial purchase price plus all accrued and unpaid dividends (to the extent of legally available funds);

(iii) has a preference over the common stock with respect to dividends and distributions;

(iv) is entitled to participate on an as-converted basis with the common stock on any distributions after the payment of any preferential amounts to the series A stock;

(v) votes on an as converted basis with the common stock on matters submitted to the common stockholders for approval and as a separate class on certain other material matters; and

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS — (Continued)

(vi) is convertible into common stock on a one-for-one basis (subject to adjustment in the event of stock dividends, stock splits, reverse stock splits, recapitalizations, etc.)
      The number of shares of common stock issuable upon conversion of each share of series A stock is also subject to increase in the event of certain dilutive issuances in which the Company sells or is deemed to have sold shares below the then applicable conversion price (currently $0.04 per share). The consent of the holders of a majority of the series A preferred stock is required in the event that the Company elects to undertake certain significant business actions.

(c)	Toucan Capital Series A Warrant
      The Company issued Toucan Capital a warrant, with a contractual life of 7-years, to purchase 10 shares of series A preferred stock for each dollar of equity funding provided, with an exercise price of $0.04 per share in connection with Toucan Capital’s purchase of series A preferred stock on January 26, 2005. Accordingly, the warrant is exercisable for 13.0 million shares of series A preferred stock at an exercise price per share of $0.04 per share. The number of shares issuable pursuant to the exercise of the warrant and the exercise price thereof is subject to adjustment in the event of stock splits, reverse stock splits, stock dividends and the like.

(d)	Toucan Capital Loan
      On April 12, 2005, the Company agreed to the terms of an additional $450,000 loan from Toucan Capital and warrants to purchase up to 4.5 million additional shares of capital stock. The warrant, with a contractual life of 7-years, has an exercise price of $0.04 per share. The number of shares issuable pursuant to the exercise of the warrant and the exercise price thereof is subject to adjustment in the event of stock splits, reverse stock splits, stock dividends, dilutive events and the like.

(e)	Material Modification to Rights of Security Holders
      The authorization and issuance on January 26, 2005, of the series A preferred stock described in Item 1.01 impacts the rights of the holders of the Company’s common stock in that (i) the Certificate of Designations of the series A stock prohibits the Company from issuing dividends or making distributions to the holders of its common stock for so long as any shares of series A stock are outstanding unless all accrued and unpaid dividends of the series A stock are paid and an equivalent dividend or distribution is paid on each outstanding share of series A stock; and (ii) grants the holders of series A stock a liquidation preference equal to their original purchase price plus all accrued but unpaid dividends in the event of an acquisition, dissolution, liquidation or winding up of the Company. In addition, the holders of series A common stock generally vote together with the holders of common stock on an as-converted basis.

(f)	Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year
      On January 26, 2005, the Board of Directors adopted an amendment to the Company’s bylaws to decrease the maximum authorized number of directors from nine to seven and to make other changes to the bylaws relating to actions by the Board of Directors. The bylaws, as amended, are incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement on Form 8-K, dated January 26, 2005. The Board of Directors of the Company adopted a Certificate of Designations (the “Certificate”) of the series A stock and the Company filed the Certificate with the Delaware Secretary of State on January 26, 2005. The Certificate provides, among other things, that the series A stock (i) is entitled to cumulative dividends at the rate of 10% per year; (ii) is entitled to a liquidation preference equal to its initial purchase price plus all accrued and unpaid dividends; (iii) has a preference over the common stock with respect to dividends and distributions; (iv) is entitled to participate on an as-converted basis with the

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS — (Continued)
common stock on any distributions after the payment of any preferential amounts to the series A stock; (v) votes on an as-converted basis with the common stock on matters submitted to common stockholders for approval and as a separate class on certain other material matters; and (vi) is convertible into common stock on a one-for-one basis (subject to adjustment in the event of stock dividends, stock splits, reverse stock splits, recapitalizations, etc. and in the event of certain dilutive issuances by the Company). The Certificate also provides that the consent of the holders of a majority of the series A stock is required in the event that the Company elects to undertake certain significant business actions. The Certificate is incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement on Form 8-K, dated January 26, 2005 and the foregoing description is qualified in its entirety by reference to the full text of the Certificate.

(g)	First Amendment to Amended and Restated Northwest Biotherapeutics, Inc. Loan Agreement, Security Agreement, and 10% Convertible, Secured Promissory Note.
      The notes issued February 2, March 1, and April 26, 2004 to Toucan Capital were subsequently amended to change their respective maturity dates to June 26, 2005.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bothell, State of Washington, on April 14, 2005.

NORTHWEST BIOTHERAPEUTICS, INC.

By:	/s/ ALTON L. BOYNTON

Alton L. Boynton
Its: President (Principal Executive Officer)
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ALTON L. BOYNTON, PH.D Alton L. Boynton, Ph.D.	Director	April 14, 2005

/s/ LARRY L. RICHARDS Larry L. Richards	Controller (Principal Financial and Accounting Officer)	April 14, 2005

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Sixth Amended and Restated Certificate of Incorporation.(1)

3.2	Second Amended and Restated Bylaws of the Company.(3.2)(3)

3.3	Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock.(3.1)(2)

4.1	Specimen Common Stock Certificate.(4.1)(4)

4.2	Amendment dated April 26, 2004 to the Northwest Biotherapeutics, Inc. Stockholders Rights Plan dated February 26, 2002 between the Company and Mellon Investors Services, LLC.(4.2) 3)

4.3	Rights Agreement Amendment dated April 26, 2004 to the Northwest Biotherapeutics, Inc. Stockholders Rights Plan dated February 26, 2002 between the Company and Mellon Investors Services, LLC.(4.1)(3)

10.1	Industrial Lease — Multiple Tenant, The Lease Agreement between Benaroya Capital Co., LLC and the Company. Effective June 18, 2003.(10.1)(2)

10.2	Form of First Amendment To Warrants To Purchase Common Shares.(10.2)(3)

10.3	Form of Consent To Loan And Amendment Of Security Agreement.(10.3)(3)

10.4	Recapitalization Agreement dated April 26, 2004 between the Company and Toucan Capital Fund II, L.P.(10.4)(3)+

10.5	Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principal amount of $50,000, dated April 26, 2004, between the Company and Toucan Capital Fund II, L.P.(10.5)(3)

10.6	Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principal amount of $50,000, dated April 26, 2004, between the Company and Toucan Capital Fund II, L.P.(10.6)(3)

10.7	Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principal amount of $500,000, dated April 26, 2004, between the Company and Toucan Capital Fund II, L.P.(10.7)(3)

10.8	Warrant to purchase securities of the Company dated April 26, 2004 to Toucan Capital Fund II, L.P.(10.8)(3)

10.9	Form of Warrant to purchase securities of the Company (10.9)(3)

10.10	Form of Subordination Agreement.(10.10)(3)

10.11	Form of First Amendment To Convertible Secured Promissory Note.(10.11) 3)

10.12	Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principal amount of $500,000, dated June 11, 2004, between the Company and Toucan Capital Fund II, L.P.(10.12)(5)

10.13	Amended and Restated Recapitalization Agreement between the Company and Northwest Biotherapeutics, Inc. and Toucan Capital Fund II, L.P., dated July 30, 2004.(10.1)(6)+

10.14	Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principal amount of $2,000,000 between the Company and Toucan Capital Fund II, L.P. dated July 30, 2004.(10.2)(6)+

10.15	Amended and Restated Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principal amount of $500,000 between the Company and Toucan Capital Fund II, L.P. dated July 30, 2004.(10.3)(6)+

10.16	Amended and Restated Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principal amount of $500,000 between the Company and Toucan Capital Fund II, L.P. dated July 30, 2004.(10.4)(6)+

10.17	Amended and Restated Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principal amount of $50,000 between the Company and Toucan Capital Fund II, L.P. dated July 30, 2004.(10.5)(6)+

Exhibit
Number	Description

10.18	Amended and Restated Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principal amount of $50,000 between the Company and Toucan Capital Fund II, L.P. dated July 30, 2004.(10.6)(6)+

10.19	Warrant to purchase securities of the Company dated July 30, 2004 issued to Toucan Capital Fund II, L.P.(10.7)(6)+

10.20	Warrant to purchase securities of the Company dated June 11, 2004 issued to Toucan Capital Fund II, L.P.(10.8)(6)+

10.21	Warrant to purchase securities of the Company dated April 26, 2004 issued to Toucan Capital Fund II, L.P.(10.9)(6)+

10.22	Amendment No. 1 to the Amended and Restated Recapitalization Agreement between the Company Toucan Capital Fund II, L.P., Dated October 22, 2004.(10.1)(7)

10.23	Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principal amount of $500,000, Dated October 22, 2004., between the Company and Toucan Capital Fund II, L.P.(10.2)(7)

10.24	Warrant to purchase securities of the Company dated October 22, 2004 to Toucan Capital Fund II, L.P.(10.3)(7)

10.25	Amendment No. 2 to the Amended and Restated Recapitalization Agreement between the Company Toucan Capital Fund II, L.P., dated November 10, 2004.(10.1)(8)

10.26	Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principal amount of $500,000, dated November 10, 2004, between the Company and Toucan Capital Fund II, L.P.(10.2)(8)

10.27	Warrant to purchase securities of the Company dated November 10, 2004 to Toucan Capital Fund II, L.P.(10.3)(8)

10.28	Amendment No. 3 to the Amended and Restated Recapitalization Agreement between the Company Toucan Capital Fund II, L.P., dated December 27, 2004.(10.1)(9)

10.29	Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principal amount of $500,000, dated December 27, 2004, between the Company and Toucan Capital Fund II, L.P.(10.2)(9)

10.30	Warrant to purchase securities of the Company dated December 27, 2004 to Toucan Capital Fund II, L.P.(10.3)(9)

10.31	Securities Purchase Agreement between the Company and Toucan Capital Fund II, L.P.) dated January 26, 2005 (10.4)(5)

10.32	Warrant to purchase securities of the Company dated January 26, 2005 to Toucan Capital Fund II, L.P.(10.2)(5)

10.33	Amendment No. 4 to the Amended and Restated Recapitalization Agreement between the Company and Toucan Capital Fund II, L.P., dated January 26, 2005.(10.3)(5)

10.34	First Amendment to Warrants between the Company and Toucan Capital Fund II, L.P., dated January 26, 2005.(10.5)(5)

10.35	Services Proposal between the Company and Cognate Therapeutics, Inc. dated July 30, 2004*+

10.36	Form of First Amendment To Amended and Restated Northwest Biotherapeutics, Inc. Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note.*

10.37	Amendment No. 5 to the Amended and Restated Recapitalization Agreement between the Company Toucan Capital Fund II, L.P., Dated April 12, 2005.*

10.38	Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principal amount of $450,000, dated April 12 2005, between the Company and Toucan Capital Fund II, L.P.*

10.39	Warrant to purchase securities of the Company dated April 12, 2005 to Toucan Capital Fund II, L.P.*

Exhibit
Number	Description

10.40	Third Amendment To Amended And Restated Binding Term Sheet dated April 12, 2005 between the Company and Toucan Capital Fund, II, LP.*

10.41	Form of Second Amendment To Convertible Secured Promissory Note.*

23.1	Consent of Peterson Sullivan PLLC, Independent Registered Public Accounting Firm.*

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm.*

31.1	Certification of President (Principal Executive Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Controller (Principal Financial and Accounting Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Controller Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

+	The Company has applied for confidential treatment for portions of this exhibit.

(1)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Form DEF 14A on December 2, 2004.

(2)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Form 10-Q on August 14, 2003.

(3)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Form 10-K on May 14, 2004.

(4)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-67350).

(5)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Registration Statement on Form 8-K, dated January 26, 2005.

(6)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Form 10-Q on November 15, 2004.

(7)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Form 8-K on October 22, 2004.

(8)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Form 8-K on November 10, 2004.

(9)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Form 8-K on December 27, 2004