Form 10-Q
period 2005-03-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2005-05-16
CIK 1072379

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-26825

NORTHWEST BIOTHERAPEUTICS, INC.

(Exact Name Of Registrant As Specified In Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	94-3306718 (I.R.S. Employer Identification No.)

Canyon Park Building 8, 22322 20th Avenue S.E., Suite 150, Bothell, Wa. 98021
(Address of Principal Executive Offices, Including Zip Code)

(425) 608-3000
(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

     As of May 13, 2005, the registrant had outstanding 19,078,048 shares of common stock, $0.001 par value.

NORTHWEST BIOTHERAPEUTICS, INC.

Part I — Financial Information

NORTHWEST BIOTHERAPEUTICS, INC .
(A Development Stage Company)

Balance Sheets
(in thousands)
(Unaudited)

	December 31,	March 31,
	2004	2005
Assets
Current assets:
Cash	$248	$52
Accounts receivable	11	44
Accounts receivable, related party	—	58
Prepaid expenses and other current assets	151	84

Total current assets	410	238

Property and equipment:
Leasehold improvements	69	69
Laboratory equipment	139	139
Office furniture and other equipment	104	104

	312	312
Less accumulated depreciation and amortization	(194)	(218)

Property and equipment, net	118	94
Restricted cash	30	30

Total assets	$558	$362

Liabilities And Stockholders’ Equity
Current liabilities:
Note payable to related parties, net of discount	$3,226	$3,978
Current portion of capital lease obligations	38	32
Accounts payable	1,453	1,816
Accrued expenses	201	120
Accrued expense, tax liability	494	503
Accrued expense, related party	316	366
Deferred grant revenue	35	—

Total current liabilities	5,763	6,815
Long-term liabilities:
Capital lease obligations, net of current portion	12	7

Total liabilities	5,775	6,822

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized and 32,500,000 shares issued and outstanding at March 31, 2005.	—	33
Common stock, $0.001 par value; 300,000,000 shares authorized and 19,028,779 and 19,063,778 shares issued and outstanding at December 31, 2004 and March 31, 2005, respectively	19	19
Additional paid-in capital	67,524	68,770
Deferred compensation	(7)	(3)
Deficit accumulated during the development stage	(72,753)	(75,279)

Total stockholders’ equity	(5,217)	(6,460)

Total liabilities and stockholders’ equity	$558	$362

See accompanying notes to condensed financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

Statements of Operations
(in thousands, except per share data)
(Unaudited)

			Period from
			March 18, 1996
	Three Months Ended		(Inception) to
	March 31,		March 31,
	2004	2005	2005
Revenues:
Research material sales	$24	$11	$423
Contract research and development from related parties	—	—	1,128
Research grants	103	76	1,051

Total revenues	127	87	2,602

Operating expenses:
Cost of research material sales	25	2	372
Research and development	229	1,315	28,910
General and administrative	557	464	29,153
Depreciation and amortization	37	24	2,227
Loss on facility sublease and lease cancellation	—	—	895
Asset impairment loss	—	—	2,066

Total operating expenses	848	1,805	63,623

Loss from operations	(721)	(1,718)	(61,021)

Other income (expense):
Warrant valuation	—	—	(368)
Gain on sale of royalty rights	—	—	3,656
Interest expense	(107)	(809)	(10,429)
Interest income	—	1	732

Net loss	(828)	(2,526)	(67,430)
Accretion of Series A preferred stock mandatory redemption obligation	—	—	(1,872)
Series A preferred stock redemption fee	—	—	(1,700)
Beneficial conversion feature of Series D preferred stock	—	—	(4,274)

Net loss applicable to common stockholders	$(828)	$(2,526)	$(75,276)

Net loss per share applicable to common stockholders — basic and diluted	$(0.04)	$(0.13)

Weighted average shares used in computing basic and diluted loss per share (in thousands)	19,025	19,035

See accompanying notes to condensed financial statements.

NORTHWEST BIOTHERAPEUTICS, INC .
(A Development Stage Company)

Condensed Statement of Cash Flows
(in thousands)
(Unaudited)

			Period from
	Three Months Ended		March 18, 1996
	March 31,		(Inception) to
	2004	2005	March 31, 2005
Cash Flows from Operating Activities:
Net Loss	$(828)	$(2,526)	$(67,430)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	37	24	2,226
Amortization of deferred financing costs	—	—	320
Amortization debt discount	96	695	8,045
Accrued interest converted to preferred stock	—	—	260
Accreted interest on convertible promissory note	7	112	306
Stock-based compensation costs	20	4	1,087
Loss (gain) on sale and disposal of property and equipment	—	—	475
Gain on sale of intellectual property and royalty rights	—	—	(3,656)
Gain on sale of property and equipment	(1)	(81)	(217)
Warrant valuation	—	—	368
Asset impairment loss	—	—	2,066
Loss on facility sublease	—	—	895
Increase (decrease) in cash resulting from changes in assets and liabilities:

Accounts receivable	(38)	(86)	(97)
Prepaid expenses and other current assets	(7)	63	378
Accounts payable and accrued expenses	252	341	3,203
Accrued loss on sublease	—	—	(266)
Deferred grant revenue	207	(35)	—
Deferred rent	(5)	—	410

Net Cash used in Operating Activities	(260)	(1,489)	(51,627)

Cash Flows from Investing Activities:
Purchase of property and equipment, net	—	—	(4,537)
Proceeds from sale of property and equipment	1	81	217

Proceeds from sale of intellectual property	—	—	1,816
Proceeds from sale of marketable securities	—	—	2,000
Transfer of restricted cash	75	—	(1,034)

Net Cash provided by (used in) Investing Activities	76	81	(1,538)

Cash Flows from Financing Activities:
Proceeds from issuance of note payable to stockholder	—	—	1,650
Repayment of note payable to stockholder	—	—	(1,650)
Proceeds from issuance of convertible promissory note and warrants, net of issuance costs	100	—	9,749
Borrowing under line of credit, Northwest Hospital	—	—	2,834
Repayment of line of credit, Northwest Hospital	—	—	(2,834)
Repayment of convertible promissory note	—	(55)	(107)
Payment on capital lease obligations	(11)	(11)	(284)
Payments on note payable	—	—	(420)
Proceeds from issuance Series A cumulative preferred stock, net	—	1,276	28,708
Proceeds from exercise of stock options and warrants	—	2	222
Proceeds from issuance common stock, net	—	—	17,369
Mandatorily redeemable Series A preferred stock redemption fee	—	—	(1,700)
Deferred financing costs	—	—	(320)

Net Cash provided by Financing Activities	89	1,212	53,217

Net increase (decrease) in cash and cash equivalents	(95)	(196)	52
Cash and cash equivalents at beginning of period	255	248	—

Cash and cash equivalents at end of period	$160	$52	$52

Supplemental disclosure of cash flow information — Cash paid during the period for interest	$3	$2	$1,391

Supplemental schedule of non-cash financing activities Equipment acquired through capital leases	—	—	285
Common stock warrant liability	—	—	4,714
Accretion of mandatorily redeemable Series A preferred stock redemption obligation	—	—	1,872
Beneficial conversion feature of convertible promissory notes	—	—	3,793
Conversion of convertible promissory notes and accrued interest to Series D preferred stock	—	—	5,324
Issuance of Series C preferred stock warrants in connection with lease agreement	—	—	43
Issuance of common stock for license rights	—	—	4

			Period from
	Three Months Ended		March 18, 1996
	March 31,		(Inception) to
	2004	2005	March 31, 2005
Issuance of common stock and warrants to Medarex	—	—	840
Issuance of common stock to landlord	—	—	35
Deferred compensation on issuance of stock options and restricted stock grants	—	4	756
Cancellation of options and restricted stock	—	—	849
Stock subscription receivable	—	—	480
Financing of prepaid insurance through note payable	—	—	420

See accompanying notes to condensed financial statements.

NORTHWEST BIOTHERAPEUTICS, INC .
(A Development Stage Company)

Notes to Condensed Financial Statements
(unaudited)

1. Basis of Presentation

     The accompanying unaudited financial statements for Northwest Biotherapeutics, Inc. have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

     For further information, refer to the financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.

     The auditor’s report on our financial statements for the fiscal year ended December 31, 2004 states that because of recurring operating losses, a working capital deficit, and a deficit accumulated during the development stage, there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Stock-Based Compensation

     We account for our stock option plans for employees in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense related to employee stock options is recorded if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. We apply the disclosure-only requirements of SFAS No. 123, Accounting for Stock-Based Compensation, which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees, and to provide pro-forma results of operations disclosures for employee stock option grants as if the fair-value-based method of accounting in SFAS No. 123 had been applied to those transactions.

     Stock compensation costs related to fixed employee awards with pro rata vesting are recognized on a straight-line basis over the period of benefit, generally the vesting period of the options. For options and warrants issued to non-employees, we recognize stock compensation costs utilizing the fair value methodology prescribed in SFAS No. 123 over the related period of benefit.

     Had we recognized the compensation cost of employee stock options based on the fair value of the options on the date of grant as prescribed by SFAS No. 123, the pro-forma net loss applicable to common stockholders and related loss per share would have been adjusted to the pro-forma amounts indicated below:

	Three months ended March 31,
	2004	2005
Net loss applicable to common stockholders as reported
As reported	$(828)	(2,526)
Add: Stock-based employee compensation expense included in reported net loss, net	20	4
Deduct: Stock-based employee compensation determined under fair value based method for all awards	(84)	(24)

Pro forma	$(892)	$(2,546)

Net loss per share-basic and diluted:
As reported	$(0.04)	$(0.13)
Pro forma	$(0.05)	$(0.13)

     There were no stock options granted during the three months ended March 31, 2004. The per share weighted average fair value of stock options granted during the three months ended March 31, 2005 was $0.21. The weighted average fair values were determined on the date of grant using the following weighted average assumptions:

Three months ended March 31, 2005
Risk-free interest rate	2.17%
Expected life	5.0 years
Expected volatility	254.55%
Dividend yield	0.00

2. Liquidity

      From February 2, 2004 to March 31, 2005, we have undergone a significant recapitalization pursuant to which Toucan Capital Fund II, L.P., or Toucan Capital, has loaned us $4.35 million. On January 26, 2005, we entered into a securities purchase agreement with Toucan Capital pursuant to which they purchased 32.5 million shares of our newly designated series A preferred stock at a purchase price of 0.04 per share, for a net purchase price of $1.276 million, net of issue related costs of approximately $24,000.

     As of March 31, 2005, we had cash of approximately $82,000. We will have to seek additional funds from Toucan Capital, which Toucan Capital is not obligated to provide to us. Any additional financing with Toucan Capital or any other third party is likely to be dilutive to stockholders, and any debt financing, if available, may include additional restrictive covenants. If we are unable to obtain significant additional capital in the near-term, we may cease operations at anytime. We do not believe that our assets would be sufficient to satisfy the claims of all of our creditors in full. Therefore, if we were to pursue a liquidation it is highly unlikely that any proceeds would be received by our stockholders.

     Our independent auditors have indicated in their report on our financial statements, included in our December 31, 2004 annual report on Form 10-K, that there is substantial doubt about our ability to continue as a going concern. We need to raise significant additional funding to continue our operations, conduct research and development activities, pre-clinical studies and clinical trials necessary to bring our product candidates to market. However, additional funding may not be available on terms acceptable to us or at all. The alternative of issuing additional equity or convertible debt securities also may not be available and, in any event, would result in additional dilution to our stockholders.

3. Net Loss Per Share Applicable to Common Stockholders

     Basic and diluted net loss per share applicable to common stockholders has been computed using the weighted-average number of shares of common stock outstanding during the period, less, for the three months ended March 31, 2005, options to purchase 784,000 shares of common stock and warrants to purchase 117 million shares of common and preferred stock as such securities were antidilutive. Options to purchase 1.2 million shares of common stock and warrants to purchase 5 million shares of common and preferred stock were excluded from the calculation of diluted net loss per share for the three months ended March 31, 2004 as such securities were antidilutive.

4. Notes Payable to Related Parties

     Management Loans

     On November 13, 2003, we borrowed an aggregate of $335,000 from members of our management enabling us to continue operating into the first quarter of 2004. Net of repayments, the loan liability remaining at March 31, 2005 is $235,000, as more fully described in the following table:

Name	Title	Principal
Alton L. Boynton, Ph.D.	President, Chief Scientific Officer, Chief Operating Officer and Secretary	$183,000

Marnix Bosch, Ph.D.	Vice President of Vaccine Research and Development	41,000

Larry L. Richards	Controller (Principal Financial and Accounting Officer)	11,000

	Total	$235,000

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

     Toucan Capital Loans

     On April 26, 2004 we entered into a recapitalization agreement with Toucan Capital which contemplates the possible recapitalization of our company. At Toucan Capital’s option, and if successfully implemented, the recapitalization could provide us with up to $40 million through the issuance of new securities to Toucan Capital and a syndicate of other investors. Following the recapitalization, Toucan Capital and the investor syndicate would potentially own, on a combined basis, over 90% of our outstanding capital stock. As part of our recapitalization plan we borrowed $4.35 million from Toucan Capital, from February 2, 2004 through March 31, 2005, comprised of the following transactions:

Loan Date	Principal	Due Date	Accrued Interest (1)	Convertible Shares	Shares Warrant
	(In thousands)		(In thousands)	(In thousands)	(In thousands) (2)(3)
02/02/04 (6)	$50	06/26/05	$6	1,395	3,000	(4)
03/01/04 (6)	50	06/26/05	5	1,385	3,000	(4)
04/26/04 (6)	500	06/26/05	46	13,661	30,000	(4)
06/11/04	500	06/11/05	40	13,503	30,000	(4)
07/30/04	2,000	07/30/05	134	53,342	20,000	(5)
10/22/04	500	10/22/05	22	13,047	5,000	(5)
11/10/04	500	11/10/05	19	12,983	5,000	(5)
12/27/04	250	12/27/05	6	6,411	2,500	(5)

Total	$4,350		$278	115,727	98,500

(1)	As of March 31, 2005. Interest accrues at 10% per annum based on a 365-day basis compounded annually from their respective original issuance dates.

(2)	The warrant shares are exercisable for shares of convertible preferred stock if the convertible preferred stock is approved and authorized and other investors have purchased in cash a minimum of $15 million of such convertible preferred stock, on the terms and conditions set forth in the recapitalization agreement. However, if, for any reason, such convertible preferred stock is not approved or authorized and/or if other investors have not purchased in cash a minimum of $15 million of such convertible preferred stock, on the terms and conditions set forth in the recapitalization agreement, these warrants shall be exercisable for any equity security and/or debt security and/or any combination thereof.

(3)	Exercise period is 7-years from the issuance date of the convertible note except for the February 2 and March 1, 2004 warrants which have an April 26 exercise date.

(4)	Per share exercise price is $0.01

(5)	Per share exercise price is $0.04

(6)	The notes issued February 2, March 1, and April 26, 2004 to Toucan Capital were each amended subsequently to change their respective maturity dates to June 26, 2005.

     The notes are secured by a first priority senior security interest in all of our assets.

5. Unregistered Sales of Equity Securities

Toucan Capital Series A Cumulative Convertible Preferred Stock

          On January 26, 2005, we entered into a securities purchase agreement with Toucan Capital pursuant to which they purchased 32.5 million shares of our newly designated series A preferred stock at a purchase price of $0.04 per share, for a net purchase price of $1.276 million, net of issue related costs of approximately $24,000. The series A preferred stock:

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

Toucan Capital Series A Warrant

     On January 26, 2005, we issued Toucan Capital a warrant, with a contractual life of 7-years, to purchase 13.0 million shares of series A preferred stock, with an exercise price of $0.04 per share, in connection with Toucan Capital’s purchase of series A preferred stock on January 26, 2005. The number of shares issuable pursuant to the exercise of the warrant and the exercise price thereof is subject to adjustment in the event of stock splits, reverse stock splits, stock dividends, dilutive events and the like.

6. Subsequent Events

     On April 12, 2005, we borrowed an additional $450,000 from Toucan Capital and issued warrants to purchase up to 4.5 million additional shares of our capital stock. The warrant, with a contractual life of 7-years, has an exercise price of $0.04 per share. The number of shares issuable pursuant to the exercise of the warrant and the exercise price thereof is subject to adjustment in the event of stock splits, reverse stock splits, stock dividends, dilutive events and the like.

     On May 13, 2005, we borrowed an additional $450,000 from Toucan Capital and issued warrants to purchase up to 4.5 million additional shares of our capital stock. The warrant, with a contractual life of 7-years, has an exercise price of $0.04 per share. The number of shares issuable pursuant to the exercise of the warrant and the exercise price thereof is subject to adjustment in the event of stock splits, reverse stock splits, stock dividends, dilutive events and the like.

7. Contingency

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

     Beginning on October 9, 2002, we initiated a series of substantial steps to conserve cash, including the relocation and consolidation of our facilities. On June 30, 2003, future lease obligations of approximately $9.1 million were eliminated through the termination of our prior lease when moving to a smaller facility. However, through abandoning the tenant improvements at the prior facility, on which use tax payments to the State of Washington had been deferred, including the disposal and impairment of previously qualified tax deferred equipment, we received a tax assessment of $491,802 on October 21, 2003. The tax assessment payment was initially due on November 20, 2003. This assessment, and accrued interest, is being carried as an estimated liability on the balance sheet as of March 31, 2005 and is included in general and administrative expense. The Company appealed this assessment and does not expect final resolution of this matter until late 2005.

     In February 2004, we filed a refund request of approximately $175,000 related to certain other state taxes to the State of Washington’s Department of Revenue. The finalization of this refund request is expected to take several more months.

Item. 2. Management’s Discussion and Analysis of Financial Condition and Result of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those statements included with this report. In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words “believe,” “expect,” “intend,” “anticipate,” and similar expressions are used to identify forward-looking statements, but some forward-looking statements are expressed differently. Many factors could affect our actual results, including those factors described under “Factors That May Affect Results of Operations and Financial Condition.” These factors, among others, could cause results to differ materially from those presently anticipated by us. You should not place undue reliance on these forward-looking statements.

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

     Since 2002, we have only been able to obtain enough capital resources to pursue our strategic plans at a very minimal level. We presently have approval from the U.S. Food and Drug Administration, or FDA, to conduct a Phase III trial for DCVax-Prostate, our product candidate for a possible prostate cancer treatment and a Phase II clinical trial to evaluate our DCVax-Brain product candidate as a possible treatment for Glioblastoma Multiforme. However we do not presently have adequate resources to conduct either of those trials.

     During 2004 and to date in 2005, we have undergone a significant recapitalization pursuant to which Toucan Capital Fund II, L.P. has loaned us $5.25 million and invested $1.3 million in equity, in return for debt securities, preferred stock and warrants.

     As of May 13, 2005, we had cash of approximately $524,000 which we believe will be sufficient to cover short-term payables to approximately June 15, 2005, exclusive of the aggregate loan repayments due Toucan Capital. In addition, we have a $500,000 note (plus accrued interest) from Toucan Capital maturing on June 11, 2005 and additional notes from Toucan Capital in aggregate principal amount of $600,000 (plus accrued interest) maturing on June 26, 2005. We are in discussions with Toucan Capital to negotiate a potential extension of these obligations, but we may not be able to do so. If we fail to negotiate an extension or make other arrangements to refinance these obligations, we will need additional financing on or before June 11, 2005 in order to satisfy these obligations. There can be no assurance that such additional financing would be available on acceptable terms, or at all. We will have to seek additional funds from Toucan Capital, which Toucan Capital is not obligated to provide us. Any additional financing with Toucan Capital and any third party is likely to be dilutive to stockholders, and debt financing, if available, may include additional restrictive covenants.

     Our financial statements for the year ended December 31, 2004 and three months ended March 31, 2005 were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Nevertheless, we have experienced recurring losses from operations since inception, have a working capital deficit of $6.6 million, and have a deficit accumulated during the development stage of $75.3 million, as of March 31, 2005, that raises substantial doubt about our ability to continue as a going concern and our auditors have issued an opinion on the December 31, 2004 financial statements which states that there is substantial doubt about our ability to continue as a going concern.

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

     We also determine our employee stock option compensation costs as the difference between the estimated fair value of our common stock and the exercise price of options on their date of grant. Prior to our initial public offering, our common stock was not actively traded. The fair value of our common stock for purposes of determining compensation expense for this period was determined based on our review of the primary business factors underlying the value of our common stock on the date such option grants were made, viewed in light of the expected initial public offering price per share prior to the initial public offering of our common stock. The actual initial public offering price was significantly lower than the expected price used in determining compensation expense. Also, on an ongoing basis the estimate of expense for stock options and warrants is dependant on factors such as expected life and volatility of our stock. To the extent actual expense is different than that estimated, the actual expense that would have been recorded may be substantially different

     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), (SFAS 123R), “Share-Based Payment.” Effective with our fiscal year ending December 31, 2006, SFAS 123R requires the measurement of cost of employee services received in exchange for an award of an equity instrument, such as stock options, based on the grant-date fair-value of the award. The associated cost must be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). SFAS 123R provides for a variety of implementation alternatives, including accounting for the change prospectively or restating previously reported amounts to reflect the compensation expense that would have been recorded under SFAS 123R. We are in the process of determining the impact of SFAS 123R on our financial statements, including which implementation alternative we will select.

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

     The Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”) which provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. The FASB issued FSP EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments"', which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued. The Company does not expect the adoption of this consensus or FSP to have a material impact on its financial statements.

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

Results of Operations

     Operating costs and expenses consist primarily of research and development expenses, including clinical trial expenses when we are is actively participating in clinical trials, and general and administrative expenses.

     Research and development expenses include salary and benefit expenses and costs of laboratory supplies used in our internal research and development projects. From our inception through March 31, 2005, we incurred costs of approximately $28.9 million associated with our research and development activities. Because our technologies are unproven, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization.

     General and administrative expenses include salary and benefit expenses related to administrative personnel, cost of facilities, insurance, legal support, as well as amortization costs of stock options granted to employees and warrants issued to consultants.

Three Months Ended March 31, 2004 and 2005

     Total Revenues. Revenues decreased 32% from $127,000 for the three months ended March 31, 2004 to $87,000 for the three months ended March 31, 2005. The research material sales component of revenue decreased 54% from $24,000 for the three months ended March 31, 2004 to $11,000 for the three months ended March 31, 2005. Research grant income decreased 26% from $103,000 for the three months ended March 31, 2004 to $76,000 for the three months ended March 31, 2005. This decrease in grant revenue was attributable to the cessation of the remaining two research grant awards during the first quarter of 2005.

     Cost of Research Material Sales. Cost of research material sales decreased 92% from $25,000 for the three months ended March 31, 2004 to $2,000 for the three months ended March 31, 2005. This lower sales volume resulted primarily from lower direct advertising in select trade journals in the first quarter 2005. We are unable to project when, if ever, our sales of research materials will attain consistent profitability.

     Research and Development Expense. Research and development expense increased from $229,000 for the three months ended March 31, 2004 to $1.3 million for the three months ended March 31, 2005. This increase was primarily due to increased expenditures for consultants in preparation of and filing an IND with the FDA and for entering into a service agreement for drug manufacturing, regulatory advice, and research and development related to preclinical activities.

     General and Administrative Expense. General and administrative expense decreased 17% from $557,000 for the three months ended March 31, 2004 to $464,000 for the three months ended March 31, 2005. This decrease was primarily due to the October 9, 2002 directive from our Board of Directors to initiate immediate actions to conserve cash and the resulting staff reductions.

     Depreciation and Amortization. Depreciation and amortization decreased 35% from $37,000 the three months ended March 31, 2004 to $24,000 for the three months ended March 31, 2005. This decrease was primarily due to the disposal or impairment of $337,000 of property and equipment in the third and fourth quarters 2004.

          Total Other Income (Expense), Net. Interest expense increased from $107,000 for the three months ended March 31, 2004 to $809,000 for the three months ended March 31, 2005. This increase was due primarily to recognizing interest expense relative to the debt discount and interest accretion associated with the secured convertible promissory notes and warrants debt financing.

Liquidity and Capital Resources

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

     Beginning on October 9, 2002, we initiated a series of substantial steps to conserve cash, including the relocation and consolidation of our facilities. We received a tax assessment of $491,802 on October 21, 2003 due to our abandonment of tenant improvements at the prior facility, on which use tax payments had been deferred, including the disposal and impairment of previously qualified tax deferred equipment. The tax assessment payment was initially due on November 20, 2003. This assessment, and accrued interest, is being carried as an estimated liability on our balance sheet as of March 31, 2005 and is included in general and administrative expense. We have appealed this assessment and do not expect final resolution of this matter until late 2005.

     In February 2004, we filed a refund request of approximately $175,000 related to certain state taxes previously paid to the State of Washington. The finalization of this refund request is expected to take several more months.

     From February 1, 2004 through May 13, 2005, we borrowed $5.25 million from Toucan Capital. Toucan Capital has the right, as of May 14, 2005, to convert principal and interest on the loans to acquire up to approximately 139.6 million shares of our capital stock and has the right to acquire up to approximately 120.5 million shares upon exercise of related warrants, inclusive of the 13.0 million series A warrants. Including the 32.5 million shares of series A preferred stock held by Toucan Capital, they have beneficial ownership of approximately 292.6 million shares of our capital stock, representing a as-converted beneficial ownership of approximately 93.9% of our common stock. Toucan Capital has a right of first refusal to participate in our future issuances of debt or equity securities.

          As of May 13, 2005, we had cash of approximately $524,000 which we believe will be sufficient to cover short-term payables to approximately June 15, 2005, exclusive of the aggregate loan repayments due Toucan Capital. In addition, we have a $500,000 note (plus accrued interest) from Toucan Capital maturing on June 11, 2005 and additional notes from Toucan Capital in aggregate principal amount of $600,000 (plus accrued interest) maturing on June 26, 2005. We are in discussions with Toucan Capital to negotiate a potential extension of these obligations, but we may not be able to do so. If we fail to negotiate an extension or make other arrangements to refinance these obligations, we will need additional financing on or before June 11, 2005 in order to satisfy these obligations. There can be no assurance that such additional financing would be available on acceptable terms, or at all. We will have to seek additional funds from Toucan Capital, which Toucan Capital is not obligated to provide us. Any additional financing with Toucan Capital and any third party is likely to be dilutive to stockholders, and debt financing, if available, may include additional restrictive covenants.

     If we are unable to obtain significant additional capital in the near-term, we may cease operations at anytime. We do not believe that our assets would be sufficient to satisfy the claims of all of our creditors in full. Therefore, if we were to pursue a liquidation it is highly unlikely that any proceeds would be received by our stockholders.

     Our independent auditors have indicated in their report on our financial statements, included in our December 31, 2004 annual report on Form 10-K, that there is substantial doubt about our ability to continue as a going concern. We need to raise significant additional funding to continue our operations, conduct research and development activities, pre-clinical studies and clinical trials necessary to bring our product candidates to market. However, additional funding may not be available on terms acceptable to us or at all. The alternative of issuing additional equity or convertible debt securities also may not be available and, in any event, would result in additional dilution to our stockholders.

Sources of Cash

Federal Grants

     On April 8, 2003, we were awarded a NIH cancer research grant. The total first year grant award was approximately $318,000, was earned under the grant, and was recognized in revenue through the year ended December 31, 2003. The total award for fiscal 2004 — 2005 was approximately $328,000, comprised of approximately $198,000 authorized for direct grant research expenditures and approximately $130,000 authorized for use to cover our facilities and administrative overhead costs. This grant’s remaining $35,000 award was recognized in January 2005. This grant ended January 31, 2005.

     Effective September 10, 2004, we were awarded a small business innovation research grant. The grant award for $100,000 had an award period that commenced September 10, 2004. There was approximately $59,000 earned under the grant and recognized in revenue through the year ended December 31, 2004, with the remaining $41,000 of the grant’s aggregate award recognized through the three months ended March 31, 2005.

Research Reagent Sales

     On April 21, 2003, we announced our entry into the research reagents market. We earned approximately $11,000 in revenue for the three months ended March 31, 2005 from the manufacture and sale of research materials. We are unable to project when, if ever, our sales of research materials will attain a consistent profitability.

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

Uses of Cash

     We used $260,000 in cash for operating activities during the three months ended March 31, 2004, compared to $1.5 million for the three months ended March 31, 2005. The increase in cash used in operating activities from 2004 to 2005, was primarily the result of increased expenditures for consultants in preparation of and filing an IND with the FDA and for entering into a service agreement for drug manufacturing, regulatory advice, and research and development related to preclinical activities.

     We generated $76,000 in cash from investing activities during the three months ended March 31, 2004 compared to $81,000 provided by investing activities during the three months ended March 31, 2005. The cash provided during the three months ended March 31, 2005 consisted of net proceeds from the sale of property and equipment.

     We generated $89,000 in cash from financing activities for the three months ended March 31, 2004 primarily from the February 2 and March 1, 2004 loans, $50,000 each, from Toucan Capital. We generated $1.2 million in cash from financing activities during the three months ended March 31, 2005 consisting primarily of the January 26, 2005 securities purchase agreement with Toucan Capital pursuant to which they purchased 32.5 million shares of our newly designated series A preferred stock at a purchase price of $0.04 per share, for a net purchase price of $1.276 million, net of issue related costs of approximately $24,000.

Factors That May Affect Results of Operations and Financial Condition

     This section briefly discusses certain risks that should be considered by our stockholders and prospective investors. You should carefully consider the risks described below, together with all other information included in our annual report on Form 10-K for the year ended December 31, 2004 and the information incorporated by reference. If any of the following risks actually occur, our business, financial condition, or operating results could be harmed. In such case, you could lose all of your investment.

We will need to raise additional capital which may not be available.

     As of May 13, 2005, we had cash of approximately $524,000 which we believe will be sufficient to cover short-term payables to approximately June 15, 2005, exclusive of the aggregate loan repayments due Toucan Capital. In addition, we have a $500,000 note (plus accrued interest) from Toucan Capital maturing on June 11, 2005 and additional notes from Toucan Capital in aggregate principal amount of $600,000 (plus accrued interest) maturing on June 26, 2005. We are in discussions with Toucan Capital to negotiate a potential extension of these obligations, but we may not be able to do so. If we fail to negotiate an extension or make other arrangements to refinance these obligations, we will need additional financing on or before June 11, 2005 in order to satisfy these obligations. There can be no assurance that such additional financing would be available on acceptable terms, or at all. We will have to seek additional funds from Toucan Capital, which Toucan Capital is not obligated to provide us. Any additional financing with Toucan Capital and any third party is likely to be dilutive to stockholders, and debt financing, if available, may include additional restrictive covenants.

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

     Our independent auditors have indicated in their report on our December 31, 2004 financial statements that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of a liquidation.

     We expect to continue to incur substantial losses, and we may never achieve profitability.

     We have incurred net losses every year since our incorporation in July 1998 and, as of March 31, 2005, we had a deficit accumulated during the development stage of approximately $75.3 million. We have had net losses applicable to common stockholders as follows:

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

     Since September 2002, we reduced our research and administrative staff approximately 94%, from 67 employees to a remaining staff of four full-time employees, as of May 14, 2005. The uncertainty of our cash position, workforce reductions, the volatility in our stock price and our recent asset sales may create anxiety and uncertainty, which may adversely affect employee morale and cause us to lose employees whom we would prefer to retain or prevent us from hiring qualified staff. To the extent that we are unable to retain our existing personnel, our business and financial results may suffer.

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

     We have 15 issued and licensed patents (eight in the United States and seven in foreign jurisdictions) and 104 patent applications pending (18 in the United States and 86 in foreign jurisdictions) which cover the use of dendritic cells in DCVax as well as targets for either our dendritic cell or fully human monoclonal antibody therapy candidates. The issued patents expire at dates from 2015 to 2018.

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

Toucan Capital owns the vast majority of our stock and, as a result, the trading price for our shares may be depressed as they can take actions that may be adverse to your interests.

     From February 1, 2004 through May 13, 2005, we borrowed $5.25 million from Toucan Capital. Toucan Capital has the right, as of May 14, 2005, to convert principal and interest on the loans to acquire up to approximately 139.6 million shares of our capital stock and has the right to acquire up to approximately 120.5 million shares upon exercise of related warrants, inclusive of the 13.0 million series A warrants. Including the 32.5 million of series A preferred stock held by Toucan Capital, they have beneficial ownership of approximately 292.6 million shares of our capital stock, representing a as-converted beneficial ownership of approximately 93.9% of our common stock.

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

      From February 1, 2004 through May 13, 2005, we borrowed $5.25 million from Toucan Capital. Toucan Capital has the right, as of May 14, 2005, to convert principal and interest on the loans to acquire up to approximately 139.6 million shares of our capital stock and has the right to acquire up to approximately 120.5 million shares upon exercise of related warrants, inclusive of the 13.0 million series A warrants. Including the 32.5 million of series A preferred stock held by Toucan Capital, they have beneficial ownership of approximately 292.6 million shares of our capital stock, representing a as-converted beneficial ownership of approximately 93.9% of our common stock. Toucan Capital has a right of first refusal to participate in our future issuances of debt or equity securities.

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls, procedures, and internal controls

     Our president and our controller, after evaluating, as required, the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), recognized, as of March 31, 2005, our disclosure controls and procedures contained certain internal control weaknesses that, in the aggregate, represent material weaknesses.

     The identified weaknesses were anticipated given the company’s status with respect to its number of employees (four full-time employees). The weaknesses were comprised of: insufficient segregation of duties, insufficient corporate governance policies, and lack of independent directors as of March 31, 2005. Each of these weaknesses is expected to be corrected with the recapitalization of our company. SEC release #33-8545 extends the deadline for section 404 compliance for non-accelerated filers, such as our company, to the first fiscal year ending on or after July 15, 2006.

     As part of the communications by Peterson Sullivan with our audit committee with respect to Peterson Sullivan’s audit procedures for 2005, Peterson Sullivan informed the audit committee that these deficiencies constituted material weaknesses, as defined by Auditing Standard No. 2 , “An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements,” established by the Public Company Accounting Oversight Board, or PCAOB.

Part II — Other Information

Item 1. Legal Proceedings

     We are presently party to an arbitration proceeding with Soma Partners, LLC, an investment bank located in New Jersey. We were parties with Soma to an engagement letter dated October 15, 2003 pursuant to which we engaged them to locate potential investors. Pursuant to the terms of the engagement letter, any disputes arising between the parties would be submitted to arbitration in the New York metropolitan area. Soma filed an arbitration statement of claim against us with the American Arbitration Association in New York, NY claiming unpaid commission fees of $186,000 and seeking declaratory relief regarding potential fees for future transactions that may be undertaken by us with Toucan Capital.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Toucan Capital Series A Cumulative Convertible Preferred Stock

          On January 26, 2005, we entered into a securities purchase agreement with Toucan Capital pursuant to which they purchased 32.5 million shares of our newly designated series A preferred stock at a purchase price of $0.04 per share, for a net purchase price of $1.276 million, net of issue related costs of approximately $24,000. The series A preferred stock:

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

Toucan Capital Series A Warrant

     On January 26, 2005, we issued Toucan Capital a warrant, with a contractual life of 7-years, to purchase 13.0 million shares of series A preferred stock, with an exercise price of $0.04 per share, in connection with Toucan Capital’s purchase of series A preferred stock on January 26, 2005. The number of shares issuable pursuant to the exercise of the warrant and the exercise price thereof is subject to adjustment in the event of stock splits, reverse stock splits, stock dividends, dilutive events and the like.

Item 3. Defaults upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our stockholders during the three months ended March 31, 2005.

Item 5. Other Information

     (a) Toucan Capital Loan

     On May 13, 2005, we borrowed an additional $450,000 from Toucan Capital and issued warrants to purchase up to 4.5 million additional shares of our capital stock. The warrant, with a contractual life of 7 years, has an exercise price of $0.04 per share. The number of shares issuable pursuant to the exercise of the warrant and the exercise price thereof is subject to adjustment in the event of stock splits, reverse stock splits, stock dividends, dilutive events and the like.

Item 6. Exhibits

     a) Exhibits

3.1	Sixth Amended and Restated Certificate of Incorporation. (3.1) (1)

3.2	Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock. (3.1) (2)

3.3	Second Amended and Restated Bylaws of Northwest Biotherapeutics, Inc. (3.2) (2)

10.1	Securities Purchase Agreement between Northwest Biotherapeutics, Inc. and Toucan Capital Fund II, LP dated January 26, 2005. (10.1) (2)

10.2	Warrant to purchase securities of the Company dated January 26, 2005 issued to Toucan Capital Fund II, L.P. (10.2) (2)

10.3	Amendment No. 4 to the Amended and Restated Recapitalization Agreement between Northwest Biotherapeutics, Inc. and Toucan Capital Fund II, L.P., dated January 26, 2005. (10.3) (2)

10.4	Second Amendment to the Amended and Restated Binding Term Sheet between Northwest Biotherapeutics, Inc. and Toucan Capital Fund II, L.P., dated January 26, 2005. (10.4) (2)

10.5	First Amendment to Warrants between Northwest Biotherapeutics, Inc. and Toucan Capital Fund II, L.P. dated January 26, 2005. (10.5) (2)

31.1	Certification of President (Principal Executive Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Controller (Principal Financial and Accounting Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Controller Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the exhibit shown in the preceding parenthese filed with the Registrant’s Form DEF 14A on December 2, 2004.

(2) Incorporated by reference to the exhibit shown in the preceding parenthese filed with the Registrant’s Form 8-K on February 1, 2005.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC
Dated: May 13, 2005	By:	/s/ Alton L. Boynton
Alton L. Boynton
President (Principal Executive Officer)

Dated: May 13, 2005	By:	/s/ Larry L. Richards
Larry L. Richards
Controller (Principal Financial and Accounting Officer)

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Sixth Amended and Restated Certificate of Incorporation. (3.1) (1)

3.2	Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock. (3.1) (2)

3.3	Second Amended and Restated Bylaws of Northwest Biotherapeutics, Inc. (3.2) (2)

10.1	Securities Purchase Agreement between Northwest Biotherapeutics, Inc. and Toucan Capital Fund II, LP dated January 26, 2005. (10.1) (2)

10.2	Warrant to purchase securities of the Company dated January 26, 2005 issued to Toucan Capital Fund II, L.P. (10.2) (2)

10.3	Amendment No. 4 to the Amended and Restated Recapitalization Agreement between Northwest Biotherapeutics, Inc. and Toucan Capital Fund II, L.P., dated January 26, 2005. (10.3) (2)

10.4	Second Amendment to the Amended and Restated Binding Term Sheet between Northwest Biotherapeutics, Inc. and Toucan Capital Fund II, L.P., dated January 26, 2005. (10.4) (2)

10.5	First Amendment to Warrants between Northwest Biotherapeutics, Inc. and Toucan Capital Fund II, L.P. dated January 26, 2005. (10.5) (2)

31.1	Certification of President (Principal Executive Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Controller (Principal Financial and Accounting Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Controller Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the exhibit shown in the preceding parenthese filed with the Registrant’s Form DEF 14A on December 2, 2004.

(2) Incorporated by reference to the exhibit shown in the preceding parenthese filed with the Registrant’s Form 8-K on February 1, 2005.