Form 10-Q
period 2005-06-30
NORTHWEST BIOTHERAPEUTICS INC
filed 2005-08-15
CIK 1072379

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 15, 2005, the registrant had outstanding 19,078,048 shares of common stock, $0.001 par value.

NORTHWEST BIOTHERAPEUTICS, INC.

Part I — Financial Information
NORTHWEST BIOTHERAPEUTICS, INC .
(A Development Stage Company)
Balance Sheets
(in thousands, unaudited)

	December 31,	June 30,
	2004	2005
Assets
Current assets:
Cash	$248	$104
Accounts receivable	11	52
Accounts receivable, related party	—	58
Prepaid expenses and other current assets	151	91

Total current assets	410	305

Property and equipment:
Leasehold improvements	69	69
Laboratory equipment	139	139
Office furniture and other equipment	104	104

	312	312
Less accumulated depreciation and amortization	(194)	(233)

Property and equipment, net	118	79
Restricted cash	30	30

Total assets	$558	$414

Liabilities And Stockholders’ Equity
Current liabilities:
Note payable to related parties, net of discount	$3,226	$4,861
Current portion of capital lease obligations	38	23
Accounts payable	1,453	312
Accounts payable — related party	—	2,026
Accrued expenses	201	99
Accrued expense, tax liability	494	322
Accrued expense, related party	316	462
Deferred grant revenue	35	—

Total current liabilities	5,763	8,105
Long-term liabilities:
Capital lease obligations, net of current portion	12	5

Total liabilities	5,775	8,110

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized and 32,500,000 shares issued and outstanding at June 30, 2005	—	33
Common stock, $0.001 par value; 300,000,000 shares authorized and 19,028,779 and 19,078,048 shares issued and outstanding at December 31, 2004 and June 30, 2005, respectively	19	19
Additional paid-in capital	67,524	70,173
Deferred compensation	(7)	—
Deficit accumulated during the development stage	(72,753)	(77,921)

Total stockholders’ equity	(5,217)	(7,696)

Total liabilities and stockholders’ equity	$558	$414

See accompanying notes to condensed financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(in thousands, except per share data, unaudited)

					Period from
	Three Months Ended		Six Months Ended		March 18, 1996
	June 30,		June 30,		(inception) to
	2004	2005	2004	2005	June 30, 2005
Revenues:
Research material sales	$10	$8	$34	$19	$431
Contract research and development from related parties	—	—	—	—	1,128
Research grants	106	—	209	76	1,051

Total revenues	116	8	243	95	2,610

Operating expenses:
Cost of research material sales	6	1	31	5	375
Research and development	142	1,293	371	2,608	30,203
General and administrative	706	454	1,263	920	29,609
Depreciation and amortization	37	15	74	39	2,242
Accrued loss on facility sublease	—	—	—	—	895
Asset impairment loss	—	—	—	—	2,066

Total operating expenses	891	1,763	1,739	3,572	65,390

Loss from operations	(775)	(1,755)	(1,496)	(3,477)	(62,780)

Other income (expense):
Warrant valuation	—	—	—	—	(368)
Gain on sale of intellectual rights	—	—	—	—	3,656
Interest expense	(245)	(884)	(352)	(1,693)	(11,313)
Interest income	1	1	1	2	733

Net loss	(1,019)	(2,638)	(1,847)	(5,168)	(70,072)

Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	(1,872)
Series A preferred stock redemption fee	—	—	—	—	(1,700)
Beneficial conversion feature of Series D preferred stock	—	—	—	—	(4,274)

Net loss applicable to common stockholders	$(1,019)	$(2,638)	$(1,847)	$(5,168)	$(77,918)

Net loss per share applicable to common stockholders — basic and diluted	$(0.05)	$(0.14)	$(0.10)	$(0.27)

Weighted average shares used in computing basic and diluted loss per share	19,027	19,078	19,026	19,057

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(in thousands, unaudited)

			Period from
	Six Months Ended		March 18, 1996
	June 30,		(Inception) to
	2004	2005	June 30, 2005
Cash Flows from Operating Activities:
Net Loss	$(1,847)	$(5,168)	$(70,072)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	74	39	2,241
Amortization of deferred financing costs	—	—	320
Amortization debt discount	319	1,445	8,795
Accrued interest converted to preferred stock	—	—	260
Accreted interest on convertible promissory note	26	244	438
Stock-based compensation costs	26	6	1,089
Loss (gain) on sale and disposal of property and equipment	—	—	475
Gain on sale of intellectual property and royalty rights	—	—	(3,656)
Gain on sale of property and equipment	(36)	(81)	(217)
Warrant valuation	—	—	368
Asset impairment loss	—	—	2,066
Loss on facility sublease	—	—	895
Increase (decrease) in cash resulting from changes in assets and liabilities:

Accounts receivable	1	(99)	(110)
Prepaid expenses and other current assets	38	59	374
Accounts payable and accrued expenses	237	761	3,623
Accrued loss on sublease	—	—	(266)
Deferred grant revenue	105	(35)	—
Deferred rent	(7)	—	410

Net Cash used in Operating Activities	(1,064)	(2,829)	(52,967)

Cash Flows from Investing Activities:
Purchase of property and equipment, net	—	—	(4,537)
Proceeds from sale of property and equipment	36	81	217

Proceeds from sale of intellectual property	—	—	1,816
Proceeds from sale of marketable securities	—	—	2,000
Transfer of restricted cash	75	—	(1,034)

Net Cash provided by (used in) Investing Activities	111	81	(1,538)

Cash Flows from Financing Activities:
Proceeds from issuance of note payable to stockholder	—	—	1,650
Repayment of note payable to stockholder	—	—	(1,650)
Proceeds from issuance of convertible promissory note and warrants, net of issuance costs	1,100	1,400	11,149
Borrowing under line of credit, Northwest Hospital	—	—	2,834
Repayment of line of credit, Northwest Hospital	—	—	(2,834)
Repayment of convertible promissory note	(52)	(54)	(106)
Payment on capital lease obligations	(21)	(22)	(295)
Payments on note payable	—	—	(420)
Proceeds from issuance Series A cumulative preferred stock, net	—	1,276	28,708
Proceeds from exercise of stock options and warrants	—	4	224
Proceeds from issuance common stock, net	—	—	17,369
Mandatorily redeemable Series A preferred stock redemption fee	—	—	(1,700)
Deferred financing costs	—	—	(320)

Net Cash provided by Financing Activities	1,027	2,604	54,609

Net increase (decrease) in cash and cash equivalents	74	(144)	104
Cash and cash equivalents at beginning of period	255	248	—

Cash and cash equivalents at end of period	$329	$104	$104

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$7	$4	$1,393

Supplemental schedule of non-cash financing activities
Equipment acquired through capital leases	—	—	285
Common stock warrant liability	—	—	4,714
Accretion of mandatorily redeemable Series A preferred stock redemption obligation	—	—	1,872
Beneficial conversion feature of convertible promissory notes	—	1,400	5,193
Conversion of convertible promissory notes and accrued interest to Series D preferred stock	—	—	5,324
Issuance of Series C preferred stock warrants in connection with lease agreement	—	—	43
Issuance of common stock for license rights	—	—	4
Issuance of common stock and warrants to Medarex	—	—	840
Issuance of common stock to landlord	—	—	35
Deferred compensation on issuance of stock options and restricted stock grants	—	8	760
Cancellation of options and restricted stock	—	—	849
Stock subscription receivable	—	—	480
Financing of prepaid insurance through note payable	—	—	420
See accompanying notes to condensed financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(unaudited)
1. Basis of Presentation
     The accompanying unaudited financial statements for Northwest Biotherapeutics, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
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
     Had we recognized the compensation cost of employee stock options based on the fair value of the options on the date of grant as prescribed by SFAS No. 123, the pro-forma net loss applicable to common stockholders and related loss per share would have been adjusted to the pro-forma amounts indicated below:

	Three months ended June 30,		Six months ended June 30,
	(in thousands, except earnings per share)		(in thousands, except earnings per share)
	2004	2005	2004	2005
Net loss applicable to common Stockholders As reported	(1,019)	(2,638)	(1,847)	(5,168)
Add: Stock-based employee compensation expense included in reported net loss, net	7	4	26	8
Deduct: Stock-based employee compensation determined under fair value based method for all awards	(67)	(25)	(152)	(44)

Pro forma	(1,079)	(2,659)	(1,973)	(5,204)

Net loss per share-basic and diluted:
As reported	(0.05)	(0.14)	(0.10)	(0.27)
Pro forma	(0.06)	(0.14)	(0.10)	(0.27)
     There were no stock options granted during the six months ended June 30, 2004. The per share weighted average fair value of stock options granted during the six months ended June 30, 2005 was $0.21. These weighted average fair values were determined on the dates of grants using the following weighted average assumptions:

Six months ended June 30, 2005
Risk-free interest rate	2.46%
Expected life	5.0 years
Expected volatility	439.19%
Dividend yield	0.00%
2. Liquidity
     From February 2, 2004 to June 30, 2005, we have undergone a significant recapitalization pursuant to which Toucan Capital Fund II, L.P., or Toucan Capital, has loaned us $5.75 million. On January 26, 2005, we entered into a securities purchase agreement with Toucan Capital pursuant to which they purchased 32.5 million shares of our newly designated series A preferred stock at a purchase price of 0.04 per share, for a net purchase price of $1.276 million, net of issue related costs of approximately $24,000.
     As of June 30, 2005, we had unrestricted cash of approximately $104,000. We will have to seek additional funds from Toucan Capital, which Toucan Capital is not obligated to provide to us. Any additional financing with Toucan Capital or any other third party is likely to be dilutive to stockholders, and any debt financing, if available, may include additional restrictive covenants. If we are unable to obtain significant additional capital in the near-term, we may cease operations at anytime. We do not believe that our assets would be sufficient to satisfy the claims of all of our creditors in full. Therefore, if we were to pursue a liquidation it is highly unlikely that any proceeds would be received by our stockholders.
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
3. Net Loss Per Share Applicable to Common Stockholders
     Basic and diluted net loss per share applicable to common stockholders has been computed using the weighted-average number of shares of common stock outstanding during the period. Options to purchase 743,000 shares of common stock and warrants to purchase 131.0 million shares of common and preferred stock were excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2005 as such securities were antidilutive. Options to purchase 1.7 million shares of common stock and warrants to purchase 71.0 million shares of common and preferred stock were excluded from the calculation of diluted net loss per share for the three and six months ended June 30, 2004 as such securities were antidilutive.
4. Notes Payable to Related Parties
     Management Loans
     On November 13, 2003, we borrowed an aggregate of $335,000 from members of our management enabling us to continue operating into the first quarter of 2004. Net of repayments, the loan liability remaining at June 30, 2005 is $235,000, as more fully described in the following table:

Name	Title	Principal
Alton L. Boynton, Ph.D.	President, Chief Scientific Officer, Chief Operating Officer and Secretary	$183,000

Marnix Bosch, Ph.D.	Vice President of Vaccine Research and Development	41,000

Larry L. Richards	Controller (Principal Financial and Accounting Officer)	11,000

	Total	$235,000

The notes initially had a 12-month term, accrue interest at an annual rate equal to the prime rate plus 2% and were initially secured by substantially all of our assets not otherwise collateralized. The aggregate principal amount of the five notes was $335,000 of which $50,000, including interest of $1,674, was repaid on June 1, 2004 and $50,000, including interest of $4,479, was repaid on February 24, 2005. In connection with the April 26, 2004 recapitalization agreement with Toucan Capital, holders of notes representing 70% of the principal amount of the notes agreed to an amendment to their notes to set the conversion price of the amended notes at $0.10 per share and change the maturity date to November 12, 2004 in the event the Company raised at least $15 million in a financing prior to that time or May 12, 2005 if the Company has not completed a $15 million financing by May 12, 2005. The notes were amended on April 26, 2004, April 12, 2005, June 16, 2005 to extend their maturity dates, and amended on July 26, 2005 to extend the maturity dates of each such note to November 15, 2005.
     As part of the November 13, 2003 loan, the lenders were issued warrants initially exercisable to acquire an aggregate of 3.7 million shares of the Company’s common stock, expiring November 2008 subject to certain antidilution adjustments, at an exercise price to be determined as follows: (i) in the event that the Company completes an offering of its common stock generating gross proceeds of at least $1 million, then the price per share paid by investors in that offering; or (ii) if the Company does not complete such an offering, then $0.18, which was the closing price of its common stock on the date of the financing. In connection with the April 26, 2004 recapitalization agreement between the Company and Toucan Capital, the warrants were amended. The purpose of the amendment was to remove the anti-dilution provisions and set the warrant exercise price at the lesser of (i) $0.10 per share or (ii) a 35% discount to the average closing price during the twenty trading days prior to the first closing of the sale by the Company of convertible preferred stock as contemplated by the recapitalization agreement but not less than $0.04 per share.
     Proceeds from this loan were allocated between the notes and warrants on a relative fair value basis. The value allocated to the warrants on the date of the grant was approximately $221,000. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 3.36%, volatility of 194%, and a contractual life of 5-years. The value of the warrants was recorded as a deferred debt discount against the $335,000 proceeds of the notes. In addition, a beneficial conversion feature related to the notes was determined to be approximately $221,000 but is capped at the remaining value originally allocated to the notes of approximately $114,000. As a result, the total discount on the notes equaled the face value of $335,000, which was fully amortized by December 31, 2004.

     Toucan Capital Loans
     On April 26, 2004 we entered into a recapitalization agreement with Toucan Capital which contemplates the possible recapitalization of our Company. The Company and Toucan amended the Amended and Restated Recapitalization Agreement (the “Recapitalization Agreement”), dated as of July 30, 2004, amended on October 22, 2004, November 10, 2004, December 27, 2004, January 26, 2005, April 12, 2005, May 13, 2005, June 16, 2005 and July 26, 2005 between the parties (“Amendment No. 8”). Amendment No. 8 (i) updated certain representations and warranties of the parties made in the Recapitalization Agreement, (ii) made certain technical changes in the Recapitalization Agreement in order to facilitate the July 26, 2005 bridge loan described herein, and (iii) extended the expiration date of the equity financing period from January 26, 2006 to December 31, 2006 (or such later date as mutually agreed by the Company and Toucan).
     At Toucan Capital’s option, and if successfully implemented, the recapitalization could provide us with up to $40 million through the issuance of new securities to Toucan Capital and a syndicate of other investors. Following the recapitalization, Toucan Capital and the investor syndicate would potentially own, on a combined basis, over 90% of our outstanding capital stock. As part of our recapitalization plan we borrowed $5.75 million from Toucan Capital, from February 2, 2004 through June 30, 2005, comprised of the following transactions:

Loan Date	Principal(6)	Due Date	Accrued Interest (1)	Convertible Shares	Shares Warrant
	(In thousands)		(In thousands)	(In thousands)	(In thousands) (2)(3)
02/02/04	$50	11/01/05	$7	1,431	3,000	(4)
03/01/04	50	11/01/05	7	1,421	3,000	(4)
04/26/04	500	11/01/05	60	13,995	30,000	(4)
06/11/04	500	11/01/05	53	13,822	30,000	(4)
07/30/04	2,000	11/01/05	184	54,589	20,000	(5)
10/22/04	500	11/01/05	34	13,360	5,000	(5)
11/10/04	500	11/10/05	32	13,295	5,000	(5)
12/27/04	250	12/27/05	13	6,567	2,500	(5)
04/12/05	450	04/12/06	10	11,493	4,500	(5)
05/13/05	450	05/13/06	6	11,398	4,500	(5)
06/16/05	500	06/16/06	2	12,551	5,000	(5)

Total	$5,750		$408	153,922	112,500

(1)	As of June 30, 2005. Interest accrues at 10% per annum based on a 365-day basis compounded annually from their respective original issuance dates.

(2)	The warrant shares are exercisable for shares of convertible preferred stock if the convertible preferred stock is approved and authorized and other investors have purchased in cash a minimum of $15 million of such convertible preferred stock, on the terms and conditions set forth in the recapitalization agreement. However, if, for any reason, such convertible preferred stock is not approved or authorized and/or if other investors have not purchased in cash a minimum of $15 million of such convertible preferred stock, on the terms and conditions set forth in the recapitalization agreement, these warrants shall be exercisable for any equity security and/or debt security and/or any combination thereof.

(3)	Exercise period is 7-years from the issuance date of the convertible note except for the February 2 and March 1, 2004 warrants which have an April 26 exercise date.

(4)	Per share exercise price is $0.01

(5)	Per share exercise price is $0.04

(6)	The notes are secured by a first priority senior security interest in all of our assets.

5. Unregistered Sales of Equity Securities
Toucan Capital Series A Cumulative Convertible Preferred Stock
     On January 26, 2005, we entered into a securities purchase agreement with Toucan Capital pursuant to which they purchased 32.5 million shares of our newly designated series A preferred stock at a purchase price of $0.04 per share, for a purchase price of $1.276 million, net of issue related costs of approximately $24,000. The series A preferred stock:
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
6. Subsequent Events
     On July 26, 2005, we borrowed an additional $500,000 from Toucan Capital and issued a warrant to purchase up to 5.0 million additional shares of our capital stock. The warrant, with a contractual life of 7-years, has an exercise price of $0.04 per share. The number of shares issuable pursuant to the exercise of the warrant and the exercise price thereof is subject to adjustment in the event of stock splits, reverse stock splits, stock dividends, dilutive events and the like.
7. Contingency
     On January 7, 2000, we qualified for the State of Washington’s (Chapter 82.63 Revised Code of Washington) use tax deferral program for businesses engaged in high technology and research and development activities. Under the deferral program, a business may defer paying sales and use tax upon investments in qualified buildings, qualified machinery and equipment, or pilot scale manufacturing. No repayment of the taxes deferred under this program is required if the business uses the investment project for qualified research and development during the seven calendar years following the year the project is certified as operationally complete.
     Beginning on October 9, 2002, we initiated a series of substantial steps to conserve cash, including the relocation and consolidation of our facilities. Through abandoning the tenant improvements at the prior facility, on which use tax payments to the State of Washington had been deferred, including the disposal and impairment of previously qualified tax deferred equipment, we received an initial tax assessment of $492,000 on October 21, 2003. We appealed this assessment. The assessment was revised in the second quarter of 2005 to $322,000.

Finalization of our appeal is not expected until late 2005. This assessment, and accrued interest, is being carried as an estimated liability on the balance sheet as of June 30, 2005 and is included in general and administrative expense.
     In February 2004, we filed a refund request of approximately $175,000 related to certain other state taxes to the State of Washington’s Department of Revenue. The finalization of this refund request is not expected until late 2005.
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
     During 2004 and to July 26, 2005, we have undergone a significant recapitalization pursuant to which Toucan Capital Fund II, L.P. has loaned us $6.25 million and invested $1.276 million, net of issue related costs of approximately $24,000, in return for debt securities, preferred stock and warrants. These funds have enabled us to continue to operate, although at a substantially reduced level of activity, while attempting to raise additional capital.
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
     SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43”, Chapter 4 deals with inventory pricing with respect to abnormal amounts of idle facility expenses, freight, handling costs, and spoilage. Management is analyzing the requirements of this new Statement and believes that its adoption will not have any significant impact on the Company’s financial statements.
     SFAS No. 153, “Exchanges of Nonmonetary Assets, amends Opinion 29”, to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Management is analyzing the requirements of this new standard and believes that its adoption will not have any significant impact on the Company’s financial statements.
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
Results of Operations
     Operating costs and expenses consist primarily of research and development expenses, including clinical trial expenses which rise when we are actively participating in clinical trials, and general and administrative expenses.
     Research and development expenses include salary and benefit expenses and costs of laboratory supplies used in our internal research and development projects. From our inception through June 30, 2005, we incurred costs of approximately $30.2 million associated with our research and development activities. Because our technologies are unproven, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization.

     General and administrative expenses include salary and benefit expenses related to administrative personnel, cost of facilities, insurance, legal support, as well as amortization costs of stock options granted to employees and warrants issued to consultants.
Three Months Ended June 30, 2004 and 2005
     Total Revenues. Revenues decreased 93% from $116,000 for the three months ended June 30, 2004 to $8,000 for the three months ended June 30, 2005. The research material sales component of revenue decreased 20% from $10,000 for the three months ended June 30, 2004 to $8,000 for the three months ended June 30, 2005. Research grant income was $106,000 for the three months ended June 30, 2004. The decrease in grant revenue was attributable to the cessation of the remaining two research grant awards during the first quarter of 2005.
     Cost of Research Material Sales. Cost of research material sales decreased 83% from $6,000 for the three months ended June 30, 2004 to $1,000 for the three months ended June 30, 2005. Lower sales volume resulted primarily from lower direct advertising in select trade journals in the first quarter 2005. We are unable to project when, if ever, our sales of research materials will attain consistent profitability.
     Research and Development Expense. Research and development expense increased from $142,000 for the three months ended June 30, 2004 to $1.3 million for the three months ended June 30, 2005. This increase was primarily due to increased expenditures for consultants in preparation of and filing an IND with the FDA and for entering into a service agreement for drug manufacturing, regulatory advice, and research and development related to preclinical activities.
     General and Administrative Expense. General and administrative expense decreased 36% from $706,000 for the three months ended June 30, 2004 to $454,000 for the three months ended June 30, 2005. This decrease was primarily due to our ongoing actions to conserve cash and the resulting staff reductions.
     Depreciation and Amortization. Depreciation and amortization decreased 59% from $37,000 the three months ended June 30, 2004 to $15,000 for the three months ended June 30, 2005. This decrease was primarily due to the disposal or impairment of $337,000 of property and equipment in the third and fourth quarters 2004.
     Total Other Income (Expense), Net. Interest expense increased from $245,000 for the three months ended June 30, 2004 to $884,000 for the three months ended June 30, 2005. This increase was due primarily to recognizing interest expense relative to the debt discount and interest accretion associated with the secured convertible promissory notes and warrants debt financing. Interest income was approximately $1,000 for the three months ended June 30, 2004 and 2005 primarily due to having comparable average cash balances for the respective three months.
Six Months Ended June 30, 2004 and 2005
     Total Revenues. Revenues decreased 61% from $243,000 for the six months ended June 30, 2004 to $95,000 for the six months ended June 30, 2005. The research material sales component of revenue decreased 44% from $34,000 for the six months ended June 30, 2004 to $19,000 for the six months ended June 30, 2005. Research grant income decreased 64% from $209,000 for the six months ended June 30, 2004 to $76,000 for the six months ended June 30, 2005. This decrease in grant revenue was attributable to the cessation of the remaining two research grant awards during the first quarter of 2005.
     Cost of Research Material Sales. Cost of research material sales decreased 84% from $31,000 for the six months ended June 30, 2004 to $5,000 for the six months ended June 30, 2005. This lower sales volume resulted primarily from minimal direct advertising in select trade journals in the six months ended June 30, 2005. Consequently, we expect a decreasing level of reagent sales through 2005 with these sales coming predominately from repeat orders. We are unable to project when, if ever, our sales of research materials will attain consistent profitability.
     Research and Development Expense. Research and development expense increased from $371,000 for the six months ended June 30, 2004 to $2.6 million for the six months ended June 30, 2005. This increase was primarily due to increased expenditures for consultants in preparation of and filing an IND with the FDA and for entering into a service agreement for drug manufacturing, regulatory advice, and research and development related to preclinical activities.
     General and Administrative Expense. General and administrative expense decreased 29% from $1.3 million for the six months ended June 30, 2004 to $920,000 for the six months ended June 30, 2005. This decrease was primarily due to our ongoing actions to conserve cash and the resulting staff reductions.
     Depreciation and Amortization. Depreciation and amortization decreased 47% from $74,000 the six months ended June 30, 2004 to $39,000 for the six months ended June 30, 2005. This decrease was primarily due to the disposal or impairment of $337,000 of property and equipment in the third and fourth quarters 2004.
     Total Other Income (Expense), Net. Interest expense increased from $352,000 for the six months ended June 30, 2004 to $1.7 million for the six months ended June 30, 2005. This increase was due primarily to recognizing interest expense relative to the debt discount and interest accretion associated with the secured convertible promissory notes and warrants debt financing. Interest income increased form $1,000 for the six months ended June 30, 2004 to $2,000 for six months ended June 30, 2005. This increase was primarily due to having higher comparable average cash balances during 2005.
Liquidity and Capital Resources
     From February 1, 2004 through July 26, 2005, we have borrowed $6.25 million from Toucan Capital and, on January 26, 2005, they invested $1.276 million, net of issue related costs of approximately $24,000, in our series A preferred stock. These funds have enabled us to continue to operate, although at a substantially reduced level of activity, while attempting to raise additional capital.
     Trade payables for the six months ended June 30, 2005 are aged as follows:

Aged Trade Payables	(in thousands)

Current:	$361
15 Days	333
30 Days	44
60 Days	1,600

Total	2,338
     Working capital loans from Toucan Capital have enabled us to pay only those vendors whose invoice dates exceeded 60 days. At June 30, 2005, we had (i) an aggregate of $3.6 million in notes (plus accrued interest) from Toucan Capital maturing November 1, 2005, (ii) $235,000 (plus accrued interest) from members of management maturing November 15, 2005, (iii) an assessed tax liability to the State of Washington of $332,000 that can become due and payable at any time, (iv) an estimated liability due Toucan Capital, through June 30, 2005, of $462,000 for their incurred cost in providing the recapitalization plan to us, (v) capital lease obligations of approximately $35,000 as of June 30, 2005, and (vi) approximately $82,000 of earned and accrued but unpaid vacation and sick pay, as of June 30, 2005, due employees. We cannot predict whether we will be able to raise any additional funds.
     On January 7, 2000, we qualified for the State of Washington’s (Chapter 82.63 Revised Code of Washington) use tax deferral program for businesses engaged in high technology and research and development activities. Under the deferral program, a business may defer paying sales and use tax upon investments in qualified buildings, qualified machinery and equipment, or pilot scale manufacturing. No repayment of the taxes deferred under this program is required if the business uses the investment project for qualified research and development during the seven calendar years following the year the project is certified as operationally complete.
     Beginning on October 9, 2002, we initiated a series of substantial steps to conserve cash, including the relocation and consolidation of our facilities. Through abandoning the tenant improvements at the prior facility, on which use tax payments to the State of Washington had been deferred, including the disposal and impairment of previously qualified tax deferred equipment, we received an initial tax assessment of $492,000 on October 21, 2003. We appealed this assessment and the assessment was revised downward in the second quarter 2005 to $322,000. Finalization of our appeal is not expected until late 2005. This assessment, and accrued interest, is being carried as an estimated liability on the balance sheet as of June 30, 2005 and is included in general and administrative expense.

     In February 2004, we filed a refund request of approximately $175,000 related to certain other state taxes to the State of Washington’s Department of Revenue. The finalization of this refund request is not expected until late 2005.
     Our financial statements for the year ended December 31, 2004 and for the six months ended June 30, 2005 were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Nevertheless, we have experienced recurring losses from operations since inception, have a working capital deficit of $7.8 million, and have a deficit accumulated during the development stage of $77.9 million, as of June 30, 2005, that raises substantial doubt about our ability to continue as a going concern.
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
Sources of Cash
   Federal Grants
     On April 8, 2003, we were awarded a NIH cancer research grant. The total first year grant award was approximately $318,000, was earned under the grant, and was recognized in revenue through the year ended December 31, 2003. The total award for fiscal 2004-2005 was approximately $328,000, comprised of approximately $198,000 authorized for direct grant research expenditures and approximately $130,000 authorized for use to cover our facilities and administrative overhead costs. This grant’s remaining $35,000 award was recognized in January 2005. This grant ended January 31, 2005.
     Effective September 10, 2004, we were awarded a small business innovation research grant. The grant award for $100,000 had an award period that commenced September 10, 2004. There was approximately $59,000 earned under the grant and recognized in revenue through the year ended December 31, 2004. The remaining $41,000 of the grant’s aggregate award was recognized through the three months ended March 31, 2005.
   Research Reagent Sales
     On April 21, 2003, we announced our entry into the research reagents market. We earned approximately $ 19,000 in revenue for the six months ended June 30, 2005 from the manufacture and sale of research materials. We are unable to project when, if ever, our sales of research materials will attain a consistent profitability.
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
   Management Loan
     On November 13, 2003, we borrowed an aggregate of $335,000 from members of our management. The notes accrue interest at an annual rate equal to the prime rate plus 2% and were originally (i) payable by July 12, 2005 and (ii) secured by substantially all of our assets not otherwise collateralized. We repaid $50,000, including interest of $1,674, on June 1, 2004 and repaid an additional $50,000, including interest of $4,497, on February 24, 2005. The notes were amended on April 26, 2004, April 12, 2005, June 16, 2005 to extend their maturity dates, and amended on July 26, 2005 to extend the maturity dates of each such note to November 15, 2005.
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
   Toucan Capital Loans
     From February 1, 2004 through July 26, 2005, we have issued twelve promissory notes to Toucan Capital pursuant to which Toucan Capital has loaned us an aggregate of $6.25 million.
   Toucan Capital Series A Cumulative Convertible Preferred Stock
     On January 26, 2005 Toucan Capital purchased 32.5 million shares of our newly designated series A preferred stock at a purchase price of $0.04 per share, for an purchase price of $1.276 million, net of issue related costs of approximately $24,000.
   Uses of Cash
     We used $1.0 million in cash for operating activities during the six months ended June 30, 2004, compared to $2.8 million for the six months ended June 30, 2005. The increase in cash used in operating activities from 2004 to 2005, was primarily the result of increased expenditures for consultants in preparation of and filing an IND with the FDA and for entering into a service agreement for drug manufacturing, regulatory advice, and research and development related to preclinical activities.
     We generated $111,000 in cash from investing activities during the six months ended June 30, 2004 compared to $81,000 provided by investing activities during the six months ended June 30, 2005. The cash provided during the six months ended June 30, 2005 consisted of net proceeds from the sale of property and equipment.
     We generated $1.0 million in cash from financing activities for the six months ended June 30, 2004 primarily from the February 2 through June 11, 2004 loans from Toucan Capital. We generated $2.6 million in cash from financing activities during the six months ended June 30, 2005 consisting of the January 26, 2005 securities purchase agreement with Toucan Capital pursuant to which they purchased 32.5 million shares of our newly designated series A preferred stock at a purchase price of $0.04 per share, for a net purchase price of $1.276 million, net of issue related costs of approximately $24,000, and loans in the aggregate amount of $1.4 million from Toucan Capital.
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
     From February 1, 2004 through July 26, 2005, we have borrowed $6.25 million from Toucan Capital and, on January 26, 2005, they invested $1.276 million, net of issue related costs of approximately $24,000, in our series A preferred stock. These funds have enabled us to continue to operate, although at a substantially reduced level of activity, while attempting to raise additional capital.
     Trade payables for the six months ended June 30, 2005 are aged as follows:

Aged Trade Payables	(in thousands)

Current:	$361
15 Days	333
30 Days	44
60 Days	1,600

Total	2,338
     Working capital loans from Toucan Capital have enabled us to pay only those vendors whose invoice dates exceeded 60 days. At June 30, 2005, we had (i) an aggregate of $3.6 million in notes (plus accrued interest) from Toucan Capital maturing November 1, 2005, (ii) $235,000 (plus accrued interest) from members of management maturing November 15, 2005, (iii) an assessed tax liability to the State of Washington of $332,000 that can become due and payable at any time, (iv) an estimated liability due Toucan Capital, through June 30, 2005, of $462,000 for their incurred cost in providing the recapitalization plan to us, (v) capital lease obligations of approximately $35,000 as of June 30, 2005, and (vi) approximately $82,000 of earned and accrued but unpaid vacation and sick pay, as of June 30, 2005, due employees. We can not predict whether we will be able to raise any additional funds.
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
     We have incurred net losses every year since our incorporation in July 1998 and, as of June 30, 2005, we had a deficit accumulated during the development stage of approximately $ 77.9 million. We have had net losses applicable to common stockholders as follows:
•	$12.8 million in 2002;

•	$5.8 million in 2003;

•	$8.6 million in 2004; and

•	$5.1 million for the six months ended June 30, 2005.
     We expect that if we are able to continue operations these losses will continue and anticipate negative cash flows from operations for the foreseeable future. We may never achieve or sustain profitability.
As a company in the early stage of development with an unproven business strategy, our limited history of operations makes an evaluation of our business and prospects difficult.
     We have had a limited operating history and are still in development. We may not be able to achieve revenue growth in the future. We have generated the following limited revenues:

•	$9,000 in 2002;

•	$529,000 in 2003;

•	$390,000 in 2004; and

•	$95,000 for the six months ended June 30, 2005.
   We have derived most of these limited revenues from:
•	the sale of research products to a single customer;

•	contract research and development from related parties; and

•	research grants.
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
     Since September 2002, we reduced our research and administrative staff approximately 92.5%, from 67 employees to a remaining staff of five employees, as of June 30, 2005. The uncertainty of our cash position, workforce reductions, the volatility in our stock price and our recent asset sales may create anxiety and uncertainty, which may adversely affect employee morale and cause us to lose employees whom we would prefer to retain or prevent us from hiring qualified staff. To the extent that we are unable to retain our existing personnel, our business and financial results may suffer.
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
     From February 1, 2004 through July 26, 2005, we borrowed $6.25 million from Toucan Capital. Toucan Capital has the right, as of August 15, 2005, to convert principal and interest on the loans to acquire up to approximately 168.3 million shares of our capital stock and has the right to acquire up to approximately 130.5 million shares upon exercise of related warrants, inclusive of the 13.0 million series A warrants. Including the 32.5 million shares of series A preferred stock held by Toucan Capital, they have beneficial ownership of approximately 331.4 million shares of our capital stock, representing an as-converted beneficial ownership of approximately 93.0% of our common stock. Toucan Capital has a right of first refusal to participate in our future issuances of debt or equity securities.
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
     From February 1, 2004 through July 26, 2005, we borrowed $6.25 million from Toucan Capital. Toucan Capital has the right, as of August 15, 2005, to convert principal and interest on the loans to acquire up to approximately 168.3 million shares of our capital stock and has the right to acquire up to approximately 130.5 million shares upon exercise of related warrants, inclusive of the 13.0 million series A warrants. Including the 32.5 million shares of series A preferred stock held by Toucan Capital, they have beneficial ownership of approximately 331.4 million shares of our capital stock, representing a as-converted beneficial ownership of approximately 93.0% of our common stock. Toucan Capital has a right of first refusal to participate in our future issuances of debt or equity securities.

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
Item 4. Controls and Procedures
     (a) Evaluation of disclosure controls, procedures, and internal controls
     Our president and our controller, after evaluating, as required, the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), recognized, as of June 30, 2005, our disclosure controls and procedures contained certain internal control weaknesses that, in the aggregate, represent material weaknesses.
     The identified weaknesses were anticipated given our status with respect to our limited number of employees (five full-time employees). The weaknesses were comprised of (i) insufficient segregation of duties, (ii) insufficient corporate governance policies, and (iii) lack of independent directors as of June 30, 2005. Each of these weaknesses is expected to be corrected in the event that we are able to raise adequate funding to pursue our strategic business plan. SEC release #33-8545 extends the deadline for section 404 compliance for non-accelerated filers, such as our company, to the first fiscal year ending on or after July 15, 2006.
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
Part II — Other Information
Item 1. Legal Proceedings
     We were party to an arbitration proceeding with Soma Partners, LLC, an investment bank located in New Jersey. We were parties with Soma to an engagement letter dated October 15, 2003 pursuant to which we engaged them to locate potential investors. Pursuant to the terms of the engagement letter, any disputes arising between the parties would be submitted to arbitration in the New York metropolitan area. A significant dispute arose between the parties. Soma filed an arbitration claim against us with the American Arbitration Association in New York, NY claiming unpaid commission fees of $186,000 and seeking declaratory relief regarding potential fees for future transactions that may be undertaken by us with Toucan Capital. We vigorously disputed Soma’s claims on multiple grounds. We contended that we only owed Soma approximately $6,000.
     Soma subsequently filed an amended arbitration claim, claiming unpaid commission fees $339,000 and warrants to purchase 6% of the aggregate securities issued to date, and seeking declaratory relief regarding potential fees for future financing transactions which may be undertaken by us with Toucan Capital and others, and which could potentially be in excess of $4 million. Soma also requested the arbitrator to award its attorneys’ fees and costs related to the proceedings. We strongly disputed Soma’s claims and defended ourselves.
     The arbitration proceedings occurred from March 8-10, 2005 and the arbitrator’s ruling was issued on May 24, 2005. The arbitrator ruled in favor of us, denying all claims of Soma. The arbitrator decided that we did not owe Soma the large fees and warrants sought by Soma, that we would not owe Soma fees for future financings, and that we had no obligation to pay any of Soma’s attorneys’ fees or expenses. The arbitrator agreed with us that the only amount we owed Soma was $6,702.87. This payment was made on May 27, 2005
     We have no other legal proceeding pending at this time.
Item 2. Defaults upon Senior Securities
     None
Item 3. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of our stockholders during the three months ended June 30, 2005.
Item 4. Exhibits
     a) Exhibits

3.1	Sixth Amended and Restated Certificate of Incorporation. (3.1) (1)

3.2	Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock. (3.1) (2)

3.3	Second Amended and Restated Bylaws of Northwest Biotherapeutics, Inc. (3.2) (2)

10.1	Amendment No. 6 to the Amended and Restated Recapitalization Agreement between Northwest Biotherapeutics, Inc. and Toucan Capital Fund II, L.P., dated May 13, 2005. (10.1) (1)

10.2	Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principal amount of $450,000 between Northwest Biotherapeutics, Inc. and Toucan Capital Fund II, L.P. dated May 13, 2005. (10.2) (1)

10.3	Warrant to purchase securities of the Company dated May 13, 2005 issued to Toucan Capital Fund II, L.P. (10.3) (1)

10.4	Fourth Amendment to Amended and Restated Binding Term Sheet dated May 13, 2005. (10.4) (1)

10.5	Amendment No. 7 to the Amended and Restated Recapitalization Agreement between Northwest Biotherapeutics, Inc. and Toucan Capital Fund II, L.P., dated June 16, 2005. (10.1) (2)

10.6	Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principal amount of $500,000 between Northwest Biotherapeutics, Inc. and Toucan Capital Fund II, L.P. dated June 16, 2005. (10.2) (2)

10.7	Warrant to purchase securities of the Company dated June 16, 2005 issued to Toucan Capital Fund II, L.P. (10.3) (2)

10.8	Fifth Amendment to Amended and Restated Binding Term Sheet dated June 16, 2005. (10.4) (2)

10.9	Amendment No. 8 to the Amended and Restated Recapitalization Agreement between Northwest Biotherapeutics, Inc. and Toucan Capital Fund II, L.P., dated July 26, 2005. (10.1) (3)

10.10	Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principal amount of $500,000 between Northwest Biotherapeutics, Inc. and Toucan Capital Fund II, L.P., dated July 26, 2005. (10.2) (3)

10.11	Warrant to purchase securities of the Company dated July 26, 2005 issued to Toucan Capital Fund II, L.P. (10.3) (3)

10.12	Sixth Amendment to Amended and Restated Binding Term Sheet, dated July 26, 2005. (10.4) (3)

10.13	Second Amendment To Amended And Restated Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principle amount of $50,000 between the Company and Toucan Capital Fund II, L.P., dated July 26, 2005. (10.5) (3)

10.14	Second Amendment To Amended And Restated Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principle amount of $50,000 between the Company and Toucan Capital Fund II, L.P., dated July 26, 2005. (10.6) (3)

10.15	Second Amendment To Amended And Restated Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principle amount of $500,000 between the Company and Toucan Capital Fund II, L.P., dated July 26, 2005. (10.7) (3)

10.16	First Amendment To Amended And Restated Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principle amount of $500,000 between the Company and Toucan Capital Fund II, L.P., dated July 26, 2005. (10.8) (3)

10.17	First Amendment To Amended And Restated Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principle amount of $2,000,000 between the Company and Toucan Capital Fund II, L.P., dated July 26, 2005. (10.9) (3)

10.18	First Amendment To Amended And Restated Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principle amount of $500,000 between the Company and Toucan Capital Fund II, L.P., dated July 26, 2005. (10.10) (3)

10.19	Form of Fourth Amendment To Convertible Secured Promissory Note between the Company and Holders of the November 12, 2003 Convertible Secured Promissory Note, dated July 26, 2005. (10.11) (3)

31.1	Certification of President (Principal Executive Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Controller (Principal Financial and Accounting Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Controller Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Employment Agreement between Northwest Biotherapeutics, Inc., and Paul Zeltzer, dated August 2, 2005.

(1)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Form 8-K on May 18, 2005.

(2)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Form 8-K on June 21, 2005.

(3)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Form 8-K on August 1, 2005.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC
Dated: August 15, 2005	By:	/s/ Alton L. Boynton
Alton L. Boynton
President (Principal Executive Officer)

Dated: August 15, 2005	By:	/s/ Larry L. Richards
Larry L. Richards
Controller (Principal Financial and Accounting Officer)

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
EXHIBIT INDEX

Exhibit
Number	Description
3.1	Sixth Amended and Restated Certificate of Incorporation. (3.1) (1)

3.2	Certificate of Designations, Preferences and Rights of Series A Cumulative Convertib Preferred Stock. (3.1) (2)

3.3	Second Amended and Restated Bylaws of Northwest Biotherapeutics, Inc. (3.2) (2)

10.1	Amendment No. 6 to the Amended an 10.1 Amendment No. 6 to the Amended and Restated Recapitalization Agreement between Northwest Biotherapeutics, Inc. and Toucan Capital Fund II, L.P., dated May 13, 2005. (10.1) (1)

10.2	Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principal amount of $450,000 between Northwest Biotherapeutics, Inc. and Toucan Capital Fund II, L.P. dated May 13, 2005. (10.2) (1)

10.3	Warrant to purchase securities of the Company dated May 13, 2005 issued to Toucan Capital Fund II, L.P. (10.3) (1)

10.4	Fourth Amendment to Amended and Restated Binding Term Sheet dated May 13, 2005. (10.4) (1)

10.5	Amendment No. 7 to the Amended and Restated Recapitalization Agreement between Northwest Biotherapeutics, Inc. and Toucan Capital Fund II, L.P., dated June 16, 2005. (10.1) (2)

10.6	Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principal amount of $500,000 between Northwest Biotherapeutics, Inc. and Toucan Capital Fund II, L.P. dated June 16, 2005. (10.2) (2)

10.7	Warrant to purchase securities of the Company dated June 16, 2005 issued to Toucan Capital Fund II, L.P. (10.3) (2)

10.8	Fifth Amendment to Amended and Restated Binding Term Sheet dated June 16, 2005. (10.4) (2)

10.9	Amendment No. 8 to the Amended and Restated Recapitalization Agreement between Northwest Biotherapeutics, Inc. and Toucan Capital Fund II, L.P., dated July 26, 2005. (10.1) (3)

10.10	Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principal amount of $500,000 between Northwest Biotherapeutics, Inc. and Toucan Capital Fund II, L.P., dated July 26, 2005. (10.2) (3)

10.11	Warrant to purchase securities of the Company dated July 26, 2005 issued to Toucan Capital Fund II, L.P. (10.3) (3)

10.12	Sixth Amendment to Amended and Restated Binding Term Sheet, dated July 26, 2005. (10.4) (3)

10.13	Second Amendment To Amended And Restated Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principle amount of $50,000 between the Company and Toucan Capital Fund II, L.P., dated July 26, 2005. (10.5) (3)

Exhibit
Number	Description
10.14	Second Amendment To Amended And Restated Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principle amount of $50,000 between the Company and Toucan Capital Fund II, L.P., dated July 26, 2005. (10.6) (3)

10.15	Second Amendment To Amended And Restated Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principle amount of $500,000 between the Company and Toucan Capital Fund II, L.P., dated July 26, 2005. (10.7) (3)

10.16	First Amendment To Amended And Restated Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principle amount of $500,000 between the Company and Toucan Capital Fund II, L.P., dated July 26, 2005. (10.8) (3)

10.17	First Amendment To Amended And Restated Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principle amount of $2,000,000 between the Company and Toucan Capital Fund II, L.P., dated July 26, 2005. (10.9) (3)

10.18	First Amendment To Amended And Restated Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principle amount of $500,000 between the Company and Toucan Capital Fund II, L.P., dated July 26, 2005. (10.10) (3)

10.19	Form of Fourth Amendment To Convertible Secured Promissory Note between the Company and Holders of the November 12, 2003 Convertible Secured Promissory Note, dated July 26, 2005. (10.11) (3)

31.1	Certification of President (Principal Executive Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Controller (Principal Financial and Accounting Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Controller Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Employment Agreement between Northwest Biotherapeutics, Inc., and Paul Zeltzer, dated August 2, 2005.

(1)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Form 8-K on May 18, 2005.

(2)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrat’s Form 8-K on June 21, 2005

(3)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Form 8-K on August 1, 2005.