Form 10-Q
period 2005-09-30
NORTHWEST BIOTHERAPEUTICS INC
filed 2005-11-14
CIK 1072379

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2005
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 14, 2005, the registrant had outstanding 19,078,048 shares of common stock, $0.001 par value.

NORTHWEST BIOTHERAPEUTICS, INC.

Page
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)	3
Condensed Balance Sheets (unaudited) as of December 31, 2004 and September 30, 2005	3
Condensed Statements of Operations (unaudited) for the three and nine months ended September 30, 2004 and September 30, 2005 and the period from March 18, 1996 (inception) to September 30, 2005	4
Condensed Statements of Cash Flows (unaudited) for the nine months ended September 30, 2004 and 2005 and the period from March 18, 1996 (inception) to September 30, 2005	5
Notes to Condensed Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	27

PART II — OTHER INFORMATION	28
Item 1. Legal Proceedings	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3. Defaults Upon Senior Securities	28
Item 4. Submission of Matters to a Vote of Security Holders	28
Item 5. Other Information	28
Item 6. Exhibits	29

SIGNATURES	31

INDEX TO EXHIBITS	32
EXHIBIT 10.17
EXHIBIT 10.18
EXHIBIT 10.19
EXHIBIT 10.20
EXHIBIT 10.21
EXHIBIT 10.22
EXHIBIT 10.23
EXHIBIT 10.24
EXHIBIT 10.25
EXHIBIT 10.26
EXHIBIT 10.27
EXHIBIT 10.28
EXHIBIT 10.29
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

Part I — Financial Information
Item 1. Financial Statements
NORTHWEST BIOTHERAPEUTICS, INC .
(A Development Stage Company)
Balance Sheets
(in thousands, unaudited)

	December 31,	September 30,
	2004	2005
Assets
Current assets:
Cash	$248	$301
Accounts receivable	11	22
Accounts receivable, related party	—	58
Prepaid expenses and other current assets	151	57

Total current assets	410	438

Property and equipment:
Leasehold improvements	69	69
Laboratory equipment	139	79
Office furniture and other equipment	104	117

	312	265
Less accumulated depreciation and amortization	(194)	(198)

Property and equipment, net	118	67
Restricted cash	30	30

Total assets	$558	$535

Liabilities And Stockholders’ Equity
Current liabilities:
Note payable to related parties, net	$3,226	$5,756
Current portion of capital lease obligations	38	15
Accounts payable	1,453	357
Accounts payable, related party	—	2,944
Accrued expenses	201	126
Accrued expense, tax liability	494	329
Accrued expense, related party	316	481
Deferred grant revenue	35	—

Total current liabilities	5,763	10,008
Long-term liabilities:
Capital lease obligations, net of current portion	12	4

Total liabilities	5,775	10,012

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized and 32,500,000 shares issued and outstanding at September 30, 2005	—	33
Common stock, $0.001 par value; 300,000,000 shares authorized and 19,028,779 and 19,078,048 shares issued and outstanding at December 31, 2004 and September 30, 2005, respectively	19	19
Additional paid-in capital	67,524	71,174
Deferred compensation	(7)	—
Deficit accumulated during the development stage	(72,753)	(80,703)

Total stockholders’ equity	(5,217)	(9,477)

Total liabilities and stockholders’ equity	$558	$535

See accompanying notes to condensed financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(in thousands, except per share data, unaudited)

					Period from
	Three Months Ended		Nine Months Ended		March 18, 1996
	September 30,		September 30,		(inception) to
	2004	2005	2004	2005	September 30, 2005
Revenues:
Research material sales	$12	$4	$46	$23	$435
Contract research and development from related parties	—	—	—	—	1,128
Research grants, license fees, royalties	79	11	288	87	1,062

Total revenues	91	15	334	110	2,625

Operating expenses:
Cost of research material sales	8	3	38	8	378
Research and development	1,716	1,252	2,102	3,860	31,455
General and administrative	629	634	1,880	1,554	30,243
Depreciation and amortization	35	13	109	52	2,255
Accrued loss on facility sublease	—	—	—	—	895
Asset impairment loss	78	—	78	—	2,066

Total operating expenses	2,466	1,902	4,207	5,474	67,292

Loss from operations	(2,375)	(1,887)	(3,873)	(5,364)	(64,667)

Other income (expense):
Warrant valuation	717	—	717	—	(368)
Gain on sale of intellectual rights	—	—	—	—	3,656
Interest expense	(609)	(896)	(962)	(2,589)	(12,209)
Interest income	1	1	2	3	734

Net loss	(2,266)	(2,782)	(4,116)	(7,950)	(72,854)

Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	(1,872)
Series A preferred stock redemption fee	—	—	—	—	(1,700)
Beneficial conversion feature of Series D preferred stock	—	—	—	—	(4,274)

Net loss applicable to common stockholders	$(2,266)	$(2,782)	$(4,116)	$(7,950)	$(80,700)

Net loss per share applicable to common stockholders — basic and diluted	$(0.12)	$(0.15)	$(0.22)	$(0.42)

Weighted average shares used in computing basic and diluted loss per share	19,026	19,078	19,026	19,064

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
Condensed Statements of Cash Flows
(in thousands, unaudited)

			Period from
	Nine Months Ended		March 18, 1996
	September 30,		(Inception) to
	2004	2005	September 30, 2005
Cash Flows from Operating Activities:
Net Loss	$(4,116)	$(7,950)	$(72,854)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	109	52	2,254
Amortization of deferred financing costs	—	—	320
Amortization debt discount	860	2,171	9,521
Accrued interest converted to preferred stock	—	—	260
Accreted interest on convertible promissory note	92	412	606
Stock-based compensation costs	33	10	1,093
Loss (gain) on sale and disposal of property and equipment	—	11	486
Gain on sale of intellectual property and royalty rights	—	—	(3,656)
Gain on sale of property and equipment	(36)	(81)	(217)
Warrant valuation	(717)	—	368
Asset impairment loss	78	—	2,066
Loss on facility sublease	—	—	895
Increase (decrease) in cash resulting from changes in assets and liabilities:

Accounts receivable	(29)	(69)	(80)
Prepaid expenses and other current assets	60	94	409
Accounts payable and accrued expenses	366	1,776	4,638
Accrued loss on sublease	—	—	(266)
Deferred grant revenue	39	(35)	—
Deferred rent	(11)	—	410

Net Cash used in Operating Activities	(3,272)	(3,609)	(53,747)

Cash Flows from Investing Activities:
Purchase of property and equipment, net	—	(13)	(4,550)
Proceeds from sale of property and equipment	36	81	217
Proceeds from sale of intellectual property	—	—	1,816
Proceeds from sale of marketable securities	—	—	2,000
Transfer of restricted cash	75	—	(1,034)

Net Cash provided by (used in) Investing Activities	111	68	(1,551)

Cash Flows from Financing Activities:
Proceeds from issuance of note payable to stockholder	—	—	1,650
Repayment of note payable to stockholder	—	—	(1,650)
Proceeds from issuance of convertible promissory note and warrants, net of issuance costs	3,100	2,400	12,149
Borrowing under line of credit, Northwest Hospital	—	—	2,834
Repayment of line of credit, Northwest Hospital	—	—	(2,834)
Repayment of convertible promissory note	(52)	(54)	(106)
Payment on capital lease obligations	(31)	(32)	(305)
Payments on note payable	—	—	(420)
Proceeds from issuance Series A cumulative preferred stock, net	—	1,276	28,708
Proceeds from exercise of stock options and warrants	—	4	224

			Period from
	Nine Months Ended		March 18, 1996
	September 30,		(Inception) to
	2004	2005	September 30, 2005
Proceeds from issuance common stock, net	—	—	17,369
Mandatorily redeemable Series A preferred stock redemption fee	—	—	(1,700)
Deferred financing costs	—	—	(320)

Net Cash provided by Financing Activities	3,017	3,594	55,599

Net increase (decrease) in cash and cash equivalents	(144)	53	301
Cash and cash equivalents at beginning of period	255	248	—

Cash and cash equivalents at end of period	$111	$301	$301

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$9	$5	$1,394

Supplemental schedule of non-cash financing activities
Equipment acquired through capital leases	—	—	285
Common stock warrant liability	2,863	—	4,714
Accretion of mandatorily redeemable Series A preferred stock redemption obligation	—	—	1,872
Beneficial conversion feature of convertible promissory notes	2,140	2,400	6,193
Conversion of convertible promissory notes and accrued interest to Series D preferred stock	—	—	5,324
Issuance of Series C preferred stock warrants in connection with lease agreement	—	—	43
Issuance of common stock for license rights	—	—	4
Issuance of common stock and warrants to Medarex	—	—	840
Issuance of common stock to landlord	—	—	35
Deferred compensation on issuance of stock options and restricted stock grants	—	10	762
Cancellation of options and restricted stock	—	—	849
Stock subscription receivable	—	—	480
Financing of prepaid insurance through note payable	—	—	420
See accompanying notes to condensed financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
Notes to Condensed Financial Statements
(unaudited)
1. Basis of Presentation
     The accompanying unaudited financial statements for Northwest Biotherapeutics, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
     For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission.
     The auditor’s report on the financial statements for the fiscal year ended December 31, 2004 states that because of recurring operating losses, a working capital deficit, and a deficit accumulated during the development stage, there is substantial doubt about the Company’s ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
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
     Stock compensation costs related to fixed employee awards with pro-rata vesting are recognized on a straight-line basis over the period of benefit, generally the vesting period of the options. For options and warrants issued to non-employees, the Company recognizes stock compensation costs utilizing the fair value methodology prescribed in SFAS No. 123 over the related period of benefit.
     Had the Company recognized the compensation cost of employee stock options based on the fair value of the options on the date of grant as prescribed by SFAS No. 123, the pro-forma net loss applicable to common stockholders and related loss per share would have been adjusted to the pro-forma amounts indicated in the following table:

	Three months ended September 30,		Nine months ended September 30,
	(in thousands, except earnings per share)		(in thousands, except earnings per share)
	2004	2005	2004	2005
Net loss applicable to common stockholders as reported	(2,266)	(2,782)	(4,116)	(7,950)
Add: Stock-based employee compensation expense included in reported net loss, net	7	1	33	10
Deduct: Stock-based employee compensation determined under fair value based method for all awards	(95)	(12)	(329)	(57)

Pro forma	(2,354)	(2,793)	(4,412)	(7,997)

Net loss per share-basic and diluted:
As reported	(0.12)	(0.15)	(0.22)	(0.42)
Pro forma	(0.12)	(0.15)	(0.23)	(0.42)
     There were no stock options granted during the nine months ended September 30, 2004. The per share weighted average fair value of stock options granted during the nine months ended September 30, 2005 was $0.21. These weighted average fair values were determined on the dates of grants using the following weighted average assumptions:

Nine months ended September 30, 2005
Risk-free interest rate	2.46%
Expected life	5.0 years
Expected volatility	439.19%
Dividend yield	0.00%
2. Liquidity
      We have been and remain highly illiquid. As of September 30, 2005, the Company had unrestricted cash of approximately $301,000 and current liabilities of approximately $10.0 million.
     From February 2, 2004 through the nine months ended September 30, 2005, the Company has undergone a significant recapitalization pursuant to which Toucan Capital Fund II, L.P., or Toucan Capital, has loaned the Company $6.75 million. On January 26, 2005, the Company entered into a securities purchase agreement with Toucan Capital pursuant to which they purchased 32.5 million shares of the Company’s newly designated series A preferred stock at a purchase price of $0.04 per share, for a net purchase price of $1.276 million, net of issue related costs of approximately $24,000. These funds have enabled the Company to continue to operate, although at a very minimal level of activity, while attempting to raise additional capital.
     Our ability to obtain additional financing from Toucan Capital or anyone else is highly uncertain. Any additional equity financing is likely to be dilutive to stockholders, and any debt financing, if available, may include additional restrictive covenants. If the Company is unable to obtain significant additional capital in the near-term, the Company may cease operations at anytime. The Company believes that its assets would be insufficient to satisfy the claims of all of its creditors in full. Therefore, if the Company were to pursue liquidation, it is highly unlikely that its stockholders would receive any proceeds. There can be no assurance that the Company will be able to raise additional funds.
     The Company’s independent auditors have indicated in their report on the Company’s financial statements, included in the Company’s December 31, 2004 annual report on Form 10-K, that there is substantial doubt about the Company’s ability to continue as a going concern. The Company needs to raise significant additional funding to continue its operations, conduct research and development activities, pre-clinical studies and clinical trials necessary to bring its product candidates to market. However, additional funding may not be available on terms acceptable to the Company or at all. The alternative of issuing additional equity or convertible debt securities also may not be available and, in any event, would result in additional dilution to the Company’s stockholders.
3. Net Loss Per Share Applicable to Common Stockholders
     Basic net loss per share represents income available to common stock divided by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share was the same as basic net loss per share for all periods presented since the effect of any potentially dilutive securities is excluded, as they are anti-dilutive due to the net loss being reported in the periods presented.
     For the three and nine months ended September 30, 2004, shares issuable upon exercise of options to acquire 919,488 shares of common stock, shares issuable upon exercise of warrants to acquire 91.0 million shares of common stock, and 82.0 million shares of common stock issuable upon the conversion of convertible debt and convertible subordinated debt, and 2,000 issued and outstanding restricted shares of common stock subject to repurchase were not included in the computation of diluted net loss per share as the effect would have been anti-dilutive.
     For the three and nine months ended September 30, 2005, shares issuable upon exercise of options to acquire 743,000 shares of common stock, shares issuable upon exercise of warrants to acquire 140.6 million shares of common stock, and 186.0 million shares of common stock issuable upon the conversion of convertible debt and convertible subordinated debt were not included in the computation of diluted net loss per share as the effect would have been anti-dilutive.
4. Notes Payable to Related Parties
Management Loans
     On November 13, 2003, the Company borrowed an aggregate of $335,000 from certain members of its management which enabled the Company to continue operating into the first quarter of 2004. Net of repayments, the aggregate loan principal liability remaining at September 30, 2005 is $235,000, as more fully described in the following table:

Lender	Title	Principal
Alton L. Boynton, Ph.D.	Director, President, Chief Scientific Officer, Chief Operating Officer and Secretary	$183,000

Marnix Bosch, Ph.D.	Vice President of Vaccine Research and Development	41,000

Larry L. Richards	Controller (Principal Financial and Accounting Officer)	11,000

	Total	$235,000

     These loans initially had a 12-month term, accrue interest at an annual rate equal to the prime rate plus 2% and were initially secured by substantially all of the Company’s assets not otherwise collateralized. The aggregate principal amount of the original notes was $335,000 of which $50,000, including interest of $1,674, was repaid on June 1, 2004 and $50,000, including interest of $4,479, was repaid on February 24, 2005. In connection with the April 26, 2004 recapitalization agreement with Toucan Capital the notes were amended to set the conversion price at $0.10 per share and change the maturity date to November 12, 2004 in the event the Company raised at least $15 million in a financing prior to that time or May 12, 2005 if the Company had not completed a $15 million financing by May 12, 2005. The notes were further amended on April 12, 2005, June 16, 2005, July 26, 2005, and November 14, 2005 to extend the maturity dates of each such note and, as a result of the last amendment, the current maturity dates are January 31, 2006.
     As part of the November 13, 2003 loan, the lenders were issued warrants initially exercisable to acquire an aggregate of 3.7 million shares of the Company’s common stock, expiring November 2008, subject to certain antidilution adjustments, at an exercise price to be determined as follows: (i) in the event that the Company completes an offering of its common stock generating gross proceeds of at least $1 million, then the price per share paid by investors in that offering; or (ii) if the Company does not complete such an offering, then $0.18, which was the closing price of its common stock on the date of the financing, November 13, 2003. In connection with the April 26, 2004 recapitalization agreement between the Company and Toucan Capital, the warrants were amended to remove the anti-dilution provisions and set the warrant exercise price at the lesser of (i) $0.10 per share or (ii) a 35% discount to the average closing price during the twenty trading days prior to the first closing of the sale by the Company of convertible preferred stock as contemplated by the recapitalization agreement but not less than $0.04 per share.
     Proceeds from this loan were allocated between the notes and warrants on a relative fair value basis. The value allocated to the warrants on the date of the grant was approximately $221,000. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 3.36%, volatility of 194%, and a contractual life of 5 years. The value of the warrants was recorded as a deferred debt discount against the $335,000 proceeds of the notes. In addition, a beneficial conversion feature related to the notes was determined to be approximately $221,000 but is capped at the remaining value originally allocated to the notes of approximately $114,000. As a result, the total discount on the notes equaled the face value of $335,000, which was fully amortized by December 31, 2004.
     Toucan Capital Loans
     On April 26, 2004 the Company entered into a recapitalization agreement with Toucan Capital, which contemplates the possible recapitalization of the Company. The Company and Toucan Capital amended and restated the recapitalization agreement on July 30, 2004 (as so amended and restated the “Recapitalization Agreement”). The Company and Toucan Capital amended the Recapitalization Agreement on October 22, 2004, November 10, 2004, December 27, 2004, January 26, 2005, April 12,

2005, May 13, 2005, June 16, 2005, July 26, 2005, September 7, 2005, and November 14, 2005. The November 14, 2005 amendment (i) updated certain representations and warranties of the parties made in the Recapitalization Agreement, and (ii) made certain technical changes in the Recapitalization Agreement in order to facilitate the November 14, 2005 bridge loan described herein.
     At Toucan Capital’s option, and if successfully implemented, the recapitalization could provide the Company with up to $40 million through the issuance of new securities to Toucan Capital and a syndicate of other investors. The sixth amendment, dated July 26, 2005, to amend and restate the binding term sheet extended subsequent closings of the convertible preferred stock to December 31, 2006, or such later date as is mutually agreed by the Company and Toucan Capital. Following the recapitalization, Toucan Capital and the investor syndicate would potentially own, on a combined basis, over 95% of the Company’s outstanding capital stock. As part of the Company’s recapitalization plan the Company borrowed an aggregate $6.75 million from Toucan Capital, from February 2, 2004 through September 30, 2005, pursuant to a series of convertible promissory notes comprised of the following transactions:

Loan Date	Principal(6)	Due Date	Accrued Interest (1)	Convertible Shares	Shares Warrant
	(In thousands)		(In thousands)	(In thousands)	(In thousands) (2)(3)
02/02/04	$50	01/17/06	$9	1,466	3,000	(4)
03/01/04	50	01/17/06	8	1,455	3,000	(4)
04/26/04	500	01/17/06	74	14,341	30,000	(4)
06/11/04	500	01/17/06	67	14,168	30,000	(4)
07/30/04	2,000	01/17/06	237	55,933	20,000	(5)
10/22/04	500	01/17/06	47	13,675	5,000	(5)
11/10/04	500	01/17/06	44	13,610	5,000	(5)
12/27/04	250	01/17/06	19	6,724	2,500	(5)
04/12/05	450	04/12/06	21	11,774	4,500	(5)
05/13/05	450	05/13/06	17	11,681	4,500	(5)
06/16/05	500	06/16/06	15	12,866	5,000	(5)
07/26/05	500	07/26/06	9	12,725	5,000	(5)
09/07/05	500	09/07/06	3	12,579	5,000	(5)

Total	$6,750		$570	182,997	122,500

(1)	As of September 30, 2005. Interest accrues at 10% per annum based on a 365-day basis compounded annually from their respective original issuance dates.

(2)	The warrant shares are exercisable for shares of convertible preferred stock if the convertible preferred stock is approved and authorized and other investors have purchased in cash a minimum of $15 million of such convertible preferred stock, on the terms and conditions set forth in the Recapitalization Agreement. However, if, for any reason, such convertible preferred stock is not approved or authorized and/or if other investors have not purchased in cash a minimum of $15 million of such convertible preferred stock, on the terms and conditions set forth in the Recapitalization Agreement, these warrants shall be exercisable for any equity security and/or debt security and/or any combination thereof.

(3)	Exercise period is 7 years from the issuance date of the corresponding convertible note, except for the warrants corresponding to the February 2, 2004 and March 1, 2004 warrants which were issued on April 26, 2004 and are exercisable through April 26, 2011.

(4)	Per share exercise price is $0.01 (subject to adjustment in the event of stock splits, reverse stock splits, stock dividends, dilutive events and the like).

(5)	Per share exercise price is $0.04 (subject to adjustment in the event of stock splits, reverse stock splits, stock dividends, dilutive events and the like).

(6)	The notes are secured by a first priority senior security interest in all of the Company’s assets.
5. Unregistered Sales of Equity Securities
Toucan Capital Series A Cumulative Convertible Preferred Stock
     On January 26, 2005, the Company entered into a securities purchase agreement with Toucan Capital pursuant to which it purchased 32.5 million shares of the Company’s newly designated series A preferred stock at a purchase price of $0.04 per share, for a purchase price of $1.276 million, net of issue related costs of approximately $24,000. The series A preferred stock:
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
     The number of shares of common stock issuable upon conversion of each share of series A preferred stock is also subject to increase in the event of certain dilutive issuances in which the Company sells or is deemed to have sold shares below the then applicable conversion price (currently $0.04 per share). The consent of the holders of a majority of the series A preferred stock is required in the event that the Company elects to undertake certain significant business actions.

Toucan Capital Series A Warrant
     On January 26, 2005, the Company issued Toucan Capital a warrant, with a contractual life of 7 years, to purchase 13.0 million shares of series A preferred stock, on a 1-for-1 basis, with an exercise price of $0.04 per share, in connection with Toucan Capital’s purchase of series A preferred stock on January 26, 2005. The number of shares issuable pursuant to the exercise of the warrant and the exercise price thereof is subject to adjustment in the event of stock splits, reverse stock splits, stock dividends, dilutive events and the like.
6. Contingency
     Beginning on October 9, 2002, the Company initiated a series of substantial steps to conserve cash, including the relocation and consolidation of its facilities on which use tax payments to the State of Washington had been deferred, including the disposal and impairment of previously qualified tax deferred equipment. The Company received a tax assessment of $492,000 on October 21, 2003 related to the abandonment of tenant improvements at the prior facility. The Company appealed the assessment and it was reduced to approximately $322,000 through the nine months ended September 30, 2005. The net assessment of approximately $329,000, inclusive of accrued interest, is being carried as an estimated liability on the Company’s balance sheet and is included in general and administrative expense. The Company expects its appeal will finalize by the end of 2005 with payment of the approximately $329,000 assessment becoming due by December 31, 2005.
     In February 2004, on a completely separate tax matter, the Company filed a refund request of approximately $175,000 related to certain other state taxes previously paid to the State of Washington’s Department of Revenue. The finalization of this refund request is not expected until late 2005. The Company may not be successful in its efforts to receive a tax refund.
7. Subsequent Events
     On November 14, 2005, the Company borrowed $400,000 from Toucan Partners, L.L.C., a designee and affiliated company of Toucan Capital Fund II, L.P., and, in connection with the loan, issued Toucan Partners, L.L.C. a warrant to purchase up to 4.0 million shares of its capital stock. The warrant, with a contractual life of 7 years, has an exercise price of $0.04 per share. The number of shares issuable pursuant to the exercise of the warrant and the exercise price thereof is subject to adjustment in the event of stock splits, reverse stock splits, stock dividends, dilutive events and the like.

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
Overview
     We are a development stage biotechnology company focused on discovering, developing, and commercializing immunotherapy products that are expected to safely generate and enhance immune system responses to effectively treat cancer. Our primary activities since incorporation have been focused on advancing a proprietary dendritic cell immunotherapy for prostate and brain cancer together with strategic and financial planning, and raising capital to fund our operations. We completed an initial public offering of our common stock in December 2001.
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
     From February 2004 to November 14, 2005 we have undergone a significant recapitalization pursuant to which Toucan Capital and its affiliate Toucan Partners, L.L.C. have loaned us an aggregate of $7.15 million and Toucan Capital invested $1.276 million, net of issue related costs of approximately $24,000, in return for convertible debt securities, preferred stock and warrants. These funds have enabled us to continue to operate, although at a very minimal level of activity, while attempting to raise additional capital.
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
     SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43” Chapter 4 deals with inventory pricing with respect to abnormal amounts of idle facility expenses, freight, handling costs, and spoilage. Management is analyzing the requirements of this new Statement and believes that its adoption will not have any significant impact on our financial statements.
     SFAS No. 153, “Exchanges of Non-monetary Assets, amends Opinion 29” to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Management is analyzing the requirements of this new standard and believes that its adoption will not have any significant impact on our financial statements.
     FIN No. 46(R) revised FIN No. 46, “Consolidation of Variable Interest Entities” requiring the consolidation by a business of variable interest entities in which it is the primary beneficiary. The adoption of FIN No. 46 did not have an impact on our financial statements.
     The Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”) which provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. The FASB issued FSP EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued. We do not expect the adoption of this consensus or FSP to have a material impact on our financial statements.
     The EITF reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”), which addresses when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings (loss) per share. EITF 04-8 is effective for reporting periods ending after December 15, 2004. The adoption of EITF 04-8 did not have an impact on diluted earnings (loss) per share since the effect of any potentially excluded dilutive securities is anti-dilutive due to the net loss being reported in the periods presented.

Results of Operations
Operating costs:
     Operating costs and expenses consist primarily of research and development expenses, including clinical trial expenses which rise when we are actively participating in clinical trials, and general and administrative expenses.
Research and development:
     Discovery and preclinical research and development expenses include scientific personnel related salary and benefit expenses, costs of laboratory supplies used in our internal research and development projects, travel, regulatory compliance, and expenditures for preclinical and clinical trial operation and management when we are actively engaged in clinical trials.
     Because we are a development stage company we do not allocate research and development costs on a project basis. We adopted this policy, in part, due to the cost burden associated with accounting at such levels of detail and our limited number of resources. We shifted our focus, starting in 2002, from discovering, developing, and commercializing immunotherapy products to conserving cash and primarily concentrating on securing new working capital to re-activate our two clinical trial programs. Our business judgment continues to be that there is little value associated with evaluating project expenditure levels since all projects had either been discontinued and/or their respective activity reduced to a subsistence level. As research and development increased in 2004 and 2005, we continued not to track costs on a project basis due to continued resource constraints.
     For the nine months ended September 30, 2005, of our net loss of approximately $7.9 million, approximately 48% of our expended resources were apportioned to the re-activation of our DCVax-Brain protocol and our DCVax-Prostate protocol. From our inception through September 30, 2005, we incurred costs of approximately $31.5 million associated with our research and development activities. Because our technologies are unproven, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization.
General and administrative:
     General and administrative expenses include administrative personnel related salary and benefit expenses, cost of facilities, insurance, travel, legal support, property and equipment depreciation, amortization of stock options and warrants, and amortization of debt discounts and beneficial conversion costs associated with our debt financing.
Three Months Ended September 30, 2004 and 2005
     Total Revenues. Revenues decreased 84% from $91,000 for the three months ended September 30, 2004 to $15,000 for the three months ended September 30, 2005. The research material sales component of revenue decreased 67% from $12,000 for the three months ended September 30, 2004 to $4,000 for the three months ended September 30, 2005 due to the fact that we are not actively pursuing such sales. Research grant, license fees, and royalty income decreased 86% from $79,000 for the three months ended September 30, 2004 to $11,000 for the three months ended September 30, 2005. This decrease was primarily due to a decrease in grant revenue attributable to the cessation of the remaining two research grant awards during the first quarter of 2005.
     Cost of Research Material Sales. Cost of research material sales decreased 63% from $8,000 for the three months ended September 30, 2004 to $3,000 for the three months ended September 30, 2005. Lower sales volume resulted primarily from a lack of direct advertising in select trade journals in the first three quarters of 2005.
     Research and Development Expense. Research and development expense decreased 24% from $1.7 million for the three months ended September 30, 2004 to $1.3 million for the three months ended September 30, 2005. The decrease for the three months ended September 30, 2005 was primarily due to lower activity levels for consultant protocol and regulatory review, less interaction with the FDA, and a gradual slowing of the activity level pertaining to research and development related to preclinical activities and re-implementation of the manufacturing process for future clinical trial vaccines. The lack of adequate cash resources to pursue these activities at a preferred level is the primary reason for this decrease. Until we are able to secure more stable sources of funding, our ability to initiate the restart of any clinical trial will be severely hampered.

     General and Administrative Expense. General and administrative expense increased 8% from $629,000 for the three months ended September 30, 2004 to $634,000 for the three months ended September 30, 2005. This increase was primarily due to ongoing costs associated with implementation of the recapitalization plan.
     Depreciation and Amortization. Depreciation and amortization decreased 63% from $35,000 the three months ended September 30, 2004 to $13,000 for the three months ended September 30, 2005. This decrease was primarily due to the disposal or impairment of $337,000 of property and equipment in the third and fourth quarters 2004.
     Asset Impairment Loss. Asset impairment loss incurred in the three months ended September 30, 2004 of $78,000 was primarily a result of entering into a service agreement with Cognate Therapeutics, Inc. in the third quarter of 2004 causing certain equipment to become underutilized as of September 30, 2004. There was no corresponding asset impairment loss during the three months ended September 30, 2005.
     Total Other Income (Expense), Net. Interest expense increased 47% from $609,000 for the three months ended September 30, 2004 to $896,000 for the three months ended September 30, 2005. This increase was due primarily to recognizing interest expense relative to the debt discount and interest accretion associated with the secured convertible promissory notes and warrants debt financing and the increased indebtedness outstanding during the three months ended September 30, 2005.
     Interest income of $1,000 for the three months ended September 30, 2004 and 2005 remained relatively constant due to having comparable average cash balances for the respective three months in 2004 and 2005.
     Warrant valuation, a non-cash transaction, decreased from $717,000 for the three months ended September 30, 2004 to $0.00 for the three months ended September 30, 2005 due to the change in the valuation of the common stock warrant liability. Total potential outstanding common stock exceeded our authorized shares on July 30, 2004 when an additional $2.0 million bridge loan, convertible into common stock, was received from Toucan Capital and additional warrants were issued. The fair value of the warrants in excess of the authorized shares was approximately $2.8 million and was recognized as a liability on July 30, 2004. This liability is required to be revalued at each reporting date with any change in value included in other income/(expense) until such time as enough shares are authorized to cover all potentially convertible instruments. Our stock price had declined from $0.04 at July 30, 2004 to $0.03 at September 30, 2004. The drop in stock price as of September 30, 2004 was the primary reason for a decrease in the fair value of the warrants and an increase in other income to us. There was no corresponding warrant evaluation during the three months ended September 30, 2005 as our stockholders, in our December 17, 2004 Annual Stockholders Meeting, approved an amendment to our Certificate of Incorporation increasing the number of shares that we were authorized to issue to 400 million shares as recorded with the Secretary of State of the state of Delaware on December 29, 2004.
Nine Months Ended September 30, 2004 and 2005
     Total Revenues. Revenues decreased 67% from $334,000 for the nine months ended September 30, 2004 to $110,000 for the nine months ended September 30, 2005. The research material sales component of revenue decreased 50% from $46,000 for the nine months ended September 30, 2004 to $23,000 for the nine months ended September 30, 2005. This lower sales volume resulted primarily from minimal direct advertising in select trade journals in the nine months ended September 30, 2005. Consequently, we expect a decreasing level of reagent sales through 2005 with these sales coming predominately from repeat orders. We are unable to project when, if ever, our sales of research materials will attain any consistent profitability.
     Research grant, license fees, and royalty income decreased 70% from $288,000 for the nine months ended September 30, 2004 to $87,000 for the nine months ended September 30, 2005. This decrease was primarily due to a decrease in grant revenue attributable to the cessation of the remaining two research grant awards during the first quarter of 2005.
     Cost of Research Material Sales. Cost of research material sales decreased 79% from $38,000 for the nine months ended September 30, 2004 to $8,000 for the nine months ended September 30, 2005.

     Research and Development Expense. Research and development expense increased 86% from $2.1 million for the nine months ended September 30, 2004 to $3.9 million for the nine months ended September 30, 2005. Even though for the three months ended September 30, 2005 there was a slowing trend in research and development expenditures primarily attributable to low cash resources, overall for the nine months ended September 30, 2005 there has been increased activity over 2004 for consultant protocol and regulatory review, increased interaction with the FDA, increased research and development related to preclinical activities and re-implementation of the manufacturing process for future clinical trial vaccines. Until we are able to secure more stable sources of funding, our ability to initiate the restart of any clinical trial will be severely hampered.
     General and Administrative Expense. General and administrative expense decreased 16% from $1.9 million for the nine months ended September 30, 2004 to $1.6 million for the nine months ended September 30, 2005. This decrease was primarily due to continuing actions to conserve cash.
     Depreciation and Amortization. Depreciation and amortization decreased 52% from $109,000 the nine months ended September 30, 2004 to $52,000 for the nine months ended September 30, 2005. This decrease was primarily due to the disposal or impairment of $337,000 of property and equipment in the third and fourth quarters 2004.
     Asset Impairment Loss. Asset impairment loss incurred in the nine months ended September 30, 2004 of $78,000 was primarily a result of entering into a service agreement with Cognate Therapeutics, Inc. in the third quarter of 2004 causing certain equipment to become underutilized as of September 30, 2004. There was no corresponding asset impairment loss during the nine months ended September 30, 2005.
     Total Other Income (Expense), Net. Interest expense increased from $962,000 for the nine months ended September 30, 2004 to $2.6 million for the nine months ended September 30, 2005. This increase was due primarily to recognizing interest expense relative to the debt discount and interest accretion associated with the secured convertible promissory notes and warrant debt financing and the increased indebtedness outstanding during 2005.
     Interest income increased from $2,000 for the nine months ended September 30, 2004 to $3,000 for nine months ended September 30, 2005. This increase was primarily due to having higher comparable average cash balances during 2005.
     Warrant valuation, a non-cash transaction, decreased from $717,000 for the nine months ended September 30, 2004 to $0.00 for the nine months ended September 30, 2005 due to the change in the valuation of the common stock warrant liability. Total potential outstanding common stock exceeded our authorized shares on July 30, 2004 when an additional $2.0 million bridge loan, convertible into common stock, was received from Toucan Capital and additional warrants were issued. The fair value of the warrants in excess of the authorized shares was approximately $2.8 million and was recognized as a liability on July 30, 2004. This liability is required to be revalued at each reporting date with any change in value included in other income/(expense) until such time as enough shares are authorized to cover all potentially convertible instruments. Our stock price had declined from $0.04 at July 30, 2004 to $0.03 at September 30, 2004. The drop in stock price as of September 30, 2004 was the primary reason for a decrease in the fair value of the warrants and an increase in other income to us. There was no corresponding warrant evaluation during the three months ended September 30, 2005 as our stockholders, in our December 17, 2004 Annual Stockholders Meeting, approved an amendment to our Certificate of Incorporation increasing the number of shares that we were authorized to issue to 400 million shares as recorded with the Secretary of State of the state of Delaware on December 29, 2004.
Liquidity and Capital Resources
     We continue to be in the position of not having, and do not have access to, sufficient sources of funds to meet all of our anticipated operating and capital expenditure needs on a daily basis. Even with the series of loans from Toucan Capital and its affiliates, we have only been able to pay most vendor invoices within a 30 to 60 day time period.
     Unpaid invoices exceeding 60 days, through the nine months ended September 30, 2005, in the approximate amount of $2.2 million (inclusive of estimated late payment fees of approximately $140,000), pertain to Cognate Therapeutics, Inc, a related party, as disclosed on our balance sheet. The other major categories of unpaid invoices over 60 days, relate to general legal counsel, approximately $10,000, and patent counsel, approximately $87,000 that likewise are unpaid through the nine months ended September 30, 2005.
     In addition, we have (i) an aggregate of $4.35 million in notes (plus accrued interest) from Toucan Capital maturing January 17, 2006 and $2.4 million (plus accrued interest) maturing thereafter, and $400,000 maturing thereafter from Toucan Partners, L.L.C., (ii) $235,000 (plus accrued interest) from members of management maturing January 31, 2006, (iii) a net assessed tax liability to the State of Washington of approximately $329,000 with payment of the assessment expected to be due by December 31, 2005, (iv) capital lease obligations of approximately $20,500 as of September 30, 2005, (v) approximately $92,000 of earned and accrued but unpaid vacation and sick pay due employees through the nine months ended September 30, 2005, and (vi) an estimated liability due Toucan Capital, a related party, as disclosed on our balance sheet, of approximately $481,000 for their incurred cost, through the nine months ended September 30, 2005, in expenses that it has incurred, and which we have agreed to reimburse it, in connection with our recapitalization plan, including the financing it has provided to us.
     Low liquidity has made it necessary to slow payment of vendor invoices as revealed by our trade payables as of September 30, 2005, aged as follows:

Aged Trade Payables	(in thousands)

Current:	$271
15 Days	335
30 Days	75
45 Days	321
60 Days	2,299

Total	3,301
     Through the nine months ended September 30, 2005, no vendors have requested a cash prepayment prior to delivering materials although they may require this condition at anytime. Regardless of whether an immediate demand for payment of any of these obligations is made, we will have to seek additional funds from Toucan Capital, which Toucan Capital is not obligated to provide us.
     From February 2, 2004 through November 14, 2005, we have undergone a significant recapitalization pursuant to which Toucan Capital and its affiliate Toucan Partners, L.L.C., have loaned us an aggregate of $7.15 million. On January 26, 2005, we entered into a securities purchase agreement with Toucan Capital pursuant to which they purchased 32.5 million shares of its newly designated series A preferred stock at a purchase price of $0.04 per share, for a net purchase price of $1.276 million, net of issue related costs of approximately $24,000. These funds have enabled us to continue to operate, although at a very minimal level of activity, while attempting to raise additional capital.
     On November 14, 2005 we amended and restated the promissory notes dated February 2, 2004, March 1, 2004, April 26, 2004, June 11, 2004, July 30, 2004, October 22, 2004, November 10, 2004, and December 27, 2004 between us and Toucan Capital, changing the maturity dates of each respective loan to January 17, 2006.
     Toucan Capital indicated in its Schedule 13D/A filed with the Securities and Exchange Commission on September 13, 2005 that it does not presently intend to provide further funding to us, although it indicated that one or more affiliates and/or designees may provide funding to us in the future. One such designee and affiliate, Toucan Partners, L.L.C., provided us with $400,000 of financing on November 14, 2005. There can be no assurance that we will be able to raise additional funds from Toucan Capital, Toucan Partners, L.L.C. or any other designee or affiliate of Toucan Capital or from any other source.
     Three transactions comprise 98% of the aggregate receivables disclosed on our balance sheet of approximately $80,000 due as of September 30, 2004. Equipment sold to Cognate Therapeutics, Inc. on March 31, 2005, a related party, as disclosed on our balance sheet, was for approximately $58,000, all of which remains unpaid as of September 30, 2005. Our insurance broker gave notice in May 2005 that we were entitled to receive a class action business insurance settlement of approximately $13,500 which was received on November 4, 2005. The third item of approximately $6,900, representing a refund of sales and use tax from the State of California, was received on October 24, 2005.

     Gains on the sale of previously impaired equipment to third parties, in addition to the approximate $52,000 gain on previously impaired equipment sold to Cognate, were approximately $29,000, for an aggregate of $81,000, for the nine months ended September 30, 2005. The remaining equipment we own, if subsequently sold, is not expected to generate much cash.
     Beginning on October 9, 2002, we initiated a series of substantial steps to conserve cash, including the relocation and consolidation of our facilities on which use tax payments to the State of Washington had been deferred, including the disposal and impairment of previously qualified tax deferred equipment. We received a tax assessment of $492,000 on October 21, 2003 related to the abandonment of tenant improvements at the prior facility. We appealed the assessment and it was reduced to approximately $322,000 through the nine months ended September 30, 2005. The net assessment of approximately $329,000, inclusive of accrued interest, is being carried as an estimated liability on our balance sheet and is included in general and administrative expense. We expect our appeal will finalize by the end of 2005 with payment of the approximately $329,000 assessment becoming due by December 31, 2005.
     In February 2004, on a completely separate tax matter, we filed a refund request of approximately $175,000 related to certain other state taxes previously paid to the State of Washington’s Department of Revenue. The finalization of this refund request is not expected until late 2005. We may not be successful in its efforts to receive a tax refund.
     Our financial statements for the year ended December 31, 2004 and for the nine months ended September 30, 2005 were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Nevertheless, we have experienced recurring losses from operations since inception, have a working capital deficit of $9.6 million, and have a deficit accumulated during the development stage of $80.7 million, as of September 30, 2005, that raises substantial doubt about our ability to continue as a going concern.
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
     Research Reagent Sales
     On April 21, 2003, we announced our entry into the research reagents market. We earned approximately $23,000 in revenue for the nine months ended September 30, 2005 from the manufacture and sale of research materials. We are no longer actively promoting such sales.

     License Fees
     Our effort to license certain rights, title, and interest to technology relating to the worldwide use of specific antibodies for the diagnostic immunohistochemical market resulted in the July 1, 2003 license agreement with DakoCytomation California, Inc. with the payment of a one-time $25,000 license fee and future non-refundable minimum annual royalty payments of $10,000 credited against any royalty payments made to us. The $10,000 July 2005 annual royalty payment was recognized as revenue on August 1, 2005 while a $585 royalty payment on certain product sales was recognized as revenue on July 25, 2005.
Management Loan
     On November 13, 2003, we borrowed an aggregate of $335,000 from certain members of our management. The notes accrue interest at an annual rate equal to the prime rate plus 2% and were originally (i) payable by July 12, 2005 and (ii) secured by substantially all of our assets not otherwise collateralized. We repaid $50,000, including interest of $1,674, on June 1, 2004 and repaid an additional $50,000, including interest of $4,497, on February 24, 2005. The notes were amended on April 26, 2004, April 12, 2005, June 16, 2005, July 26, 2005 and amended on November 14, 2005 to extend the maturity date of the three remaining notes to January 31, 2006.
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
Toucan Capital Loans
     From February 2, 2004 through September 30, 2005, we have issued thirteen promissory notes to Toucan Capital pursuant to which Toucan Capital has loaned us an aggregate of $6.75 million. On November 14, 2005, we issued a promissory note to Toucan Partners, L.L.C. pursuant to which Toucan Partners, L.L.C. loaned us an aggregate of $400,000.
     Toucan Capital Series A Cumulative Convertible Preferred Stock
     On January 26, 2005 Toucan Capital purchased 32.5 million shares of our newly designated series A preferred stock at a purchase price of $0.04 per share, for an purchase price of $1.276 million, net of issue related costs of approximately $24,000.
Uses of Cash
     We used $3.3 million in cash for operating activities during the nine months ended September 30, 2004, compared to $3.6 million for the nine months ended September 30, 2005. For the nine months ended September 30, 2005, the change reflects increased utilization of consultants for regulatory advice and protocol review, increased costs associated with identifying future clinical trial sites, research and development expenditures related to preclinical activities, and gradual re-implementation of the manufacturing process for clinical trial vaccines.
     We generated $111,000 in cash from investing activities during the nine months ended September 30, 2004 compared to $68,000 provided by investing activities during the nine months ended September 30, 2005. The cash provided during the nine months ended September 30, 2005 is net of the aggregate $81,000 of proceeds from the sale of equipment and $13,000 in expenditures for computer equipment.
     We generated $3.0 million in cash from financing activities for the nine months ended September 30, 2004 primarily from the February 2 through July 30, 2004 loans from Toucan Capital. We generated $3.6 million in cash from financing activities during the nine months ended September 30, 2005 consisting of the January 26, 2005 securities purchase agreement with Toucan Capital pursuant to which they purchased 32.5 million shares of our newly designated series A preferred stock at a purchase price of $0.04 per share, for a net purchase price of $1.276 million, net of issue related costs of approximately $24,000, and loans in the aggregate amount of $2.4 million from Toucan Capital.
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
     Without committed long-term financing, we will be unable to initiate our clinical trials.
     Our limited cash resources coupled with our inability to secure a long-term stable source of financing are factors slowing our ability to immediately construct the clinical trial infrastructure necessary to move aggressively forward with our newly approved FDA Phase III trial for prostate cancer and our Phase II trial for Glioblastoma Multiforme. Without committed long-term financing, we are unable to enter into contractual relationships with potential clinical trial sites that will process patients through our trial protocols. Sites may withdraw their initial willingness to work with us if we are not able, within a reasonable time based upon their assessment, to commit to upfront “good faith” initial payments that will enable them to move forward in seeking their respective Institutional Review Boards (IRB) approval to participate in our protocol as well as providing them the initial funds they need to construct their respective infrastructures to fulfill their contractual obligations to us. To the extent that additional time elapses before more stable financing is obtained, if obtainable, the further out in time it will be before end result clinical trial statistical data will be obtained further extending the time to product candidate commercialization, if we are ever able to commercialize a product candidate.
     We will need to raise additional capital which may not be available.
     We continue to be in the position of not having, and do not have access to, sufficient sources of funds to meet all of our anticipated operating and capital expenditure needs on a daily basis. Even with the series of loans from Toucan Capital and affiliates, we have only been able to pay most vendor invoices within a 30 to 60 day time period.
     Unpaid invoices exceeding 60 days, through the nine months ended September 30, 2005, in the approximate amount of $2.2 million (inclusive of estimated late payment fees of approximately $140,000), pertain to Cognate Therapeutics, Inc, a related party, as disclosed on our balance sheet. The other major categories of unpaid invoices over 60 days, relate to general legal counsel, approximately $10,000, and patent counsel, approximately $87,000 that likewise are unpaid through the nine months ended September 30, 2005.
     In addition, we have (i) an aggregate of $4.35 million in notes (plus accrued interest) from Toucan Capital maturing January 17, 2006 and $2.4 million (plus accrued interest) maturing thereafter and $400,000 maturing thereafter from Toucan Partners, L.L.C., (ii) $235,000 (plus accrued interest) from members of management maturing January 31, 2006, (iii) a net assessed tax liability to the State of Washington of approximately $329,000 with payment of the assessment expected to be due by December 31, 2005, (iv) capital lease obligations of approximately $20,500 as of September 30, 2005, (v) approximately $92,000 of earned and accrued but unpaid vacation and sick pay due employees through the nine months ended September 30, 2005, and (vi) an estimated liability due Toucan Capital, a related party, as disclosed on our balance sheet, of approximately $481,000 for their incurred cost, through the nine months ended September 30, 2005, in expenses that it has incurred, and which we have agreed to reimburse it, in connection with our recapitalization plan, including the financing it has provided to us.
     Low liquidity has made it necessary to slow payment of vendor invoices as revealed by our trade payables for the nine months ended September 30, 2005, aged as follows:

Aged Trade Payables	(in thousands)

Current:	$271
15 Days	335
30 Days	75
45 Days	321
60 Days	2,299

Total	3,301
     Through the nine months ended September 30, 2005, no vendors have requested a cash prepayment prior to delivering materials although they may require this condition at anytime. Regardless of whether an immediate demand for payment of any of these obligations is made, we will have to seek additional funds from Toucan Capital, which Toucan Capital is not obligated to provide us.
Toucan Capital has indicated it does not intend to provide further capital to us. We may be unable to obtain capital from new sources.
     Toucan Capital indicated in its Schedule 13D/A filed with the Securities and Exchange Commission on September 13, 2005, that it does not presently intend to provide further funding to us. There can be no assurance that we will be able to raise additional funds from any designee or affiliate of Toucan Capital or from any other source.
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
     We have incurred net losses every year since our incorporation in July 1998 and, as of September 30, 2005, we had a deficit accumulated during the development stage of approximately $80.7 million. We have had net losses applicable to common stockholders as follows:
•	$5.8 million in 2003;

•	$8.6 million in 2004; and

•	$7.9 million for the nine months ended September 30, 2005.

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
     We have had a limited operating history and are still in development. We may not be able to achieve revenue growth in the future. We have generated the following limited revenues:
•	$529,000 in 2003;

•	$390,000 in 2004; and

•	$110,000 for the nine months ended September 30, 2005.
     We have derived most of these limited revenues from:
•	the sale of research products to a single customer;

•	contract research and development from related parties; and

•	research grants, and license fees.
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
     Since September 2002, we reduced our research and administrative staff approximately 92.5%, from 67 employees to a remaining staff of five employees, as of September 30, 2005. The uncertainty of our cash position, workforce reductions, the volatility in our stock price and our recent asset sales may create anxiety and uncertainty, which may adversely affect employee morale and cause us to lose employees whom we would prefer to retain or prevent us from hiring qualified staff. To the extent that we are unable to retain our existing personnel, our business and financial results may suffer.
Failure to obtain regulatory approval for one or more of our product candidates could significantly harm our business.
     All of our product candidates are still under development. None of our product candidates will be commercially available prior to FDA approval. Significant further financial resources and personnel will be required to develop commercially viable products and obtain regulatory approvals. Much of our efforts and expenditures over the next few years will be devoted to completing the DCVax-Prostate and DCVax-Brain clinical trials and seeking FDA approval for these lead product candidates.
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

     We have neither manufacturing facilities nor expertise to produce our product candidates. We have never manufactured, on a commercial scale, any of our product candidates. We currently have manufacturing arrangements in place with a contract manufacturer (Cognate Therapeutics, Inc.). However, we may not be able to enter into agreements with contract manufactures for the manufacture of any of our product candidates at a reasonable cost or in sufficient quantities to be profitable.
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
     If we lose a patent infringement lawsuit, we could be prevented from commercializing product candidates unless we can obtain a license to use technology or ideas covered by such patent or are able to redesign our products to avoid infringement. A license may not be available at all or on terms acceptable to us, or we may not be able to redesign our products to avoid any infringement. If we are not successful in obtaining a license or redesigning our products, we may be unable to commercializing our product candidates and our business could suffer.
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
Toucan Capital and affiliates own the vast majority of our stock and, as a result, the trading price for our shares may be depressed as they can take actions that may be adverse to your interests.
     From February 2, 2004 through November 14, 2005, we borrowed an aggregate of $7.15 million from Toucan Capital and Toucan Partners, L.L.C. and they have the right, as of November 14, 2005, to convert principal and interest on the loans to acquire up to approximately 195.2 million shares of our capital stock and have the right to acquire up to approximately 139.5 million shares upon exercise of related warrants, inclusive of the 13.0 million series A warrants granted to Toucan Capital. Including the 32.5 million shares of series A preferred stock held by Toucan Capital, these two entities in the aggregate have beneficial ownership of approximately 367.2 million shares of our capital stock, representing an as-converted beneficial ownership of approximately 93.6% of our common stock. Toucan Capital has a right of first refusal to participate in our future issuances of debt or equity securities.
     The notes held by Toucan Capital and Toucan Partners, L.L.C. are currently convertible into common stock or series A preferred stock at their election, at the price of $0.04 per share and the series A stock is similarly convertible into common stock. Finally, the warrants held by Toucan Capital and Toucan Partners, L.L.C. are exercisable at exercise prices ranging from $0.01 to $0.04 per share. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Our management and Toucan Capital and affiliates, have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they can dictate the management of our business and affairs, including all future funding arrangements. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

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
     Our president and our controller, after evaluating, as required, the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), recognized, as of September 30, 2005, our disclosure controls and procedures contained certain internal control weaknesses that, in the aggregate, represent material weaknesses. Accordingly, our president and controller determined that, as of September 30, 2005, our disclosure controls and procedures were not effective.
     The identified weaknesses were anticipated given our status with respect to our limited number of employees (five full-time employees). The weaknesses were comprised of (i) insufficient segregation of duties, (ii) insufficient corporate governance policies, and (iii) lack of independent directors as of September 30, 2005. Each of these weaknesses is expected to be corrected in the event that we are able to raise adequate funding to pursue our strategic business plan. SEC release No. 33-8545 extends the deadline for Sarbanes-Oxley Section 404 compliance for non-accelerated filers, such as our company, to the first fiscal year ending on or after July 15, 2006.
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
     (b) Changes in internal control over financial reporting.
     There were no significant changes in our internal control over financial reporting during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
     On August 29, 2005, Soma Partners, LLC filed a notice of petition to vacate the arbitration award with the supreme court of the state of New York requesting that the May 24, 2005 findings of the arbitrator in favor of the Company be vacated. Legal proceedings are inherently unpredictable and the eventual outcome in a particular situation is impossible to determine in advance. We believe that Soma’s petition lacks merit and intend to vigorously pursue our various defences. A more detailed description of the original matter is set forth on page 25 of our Form 10-Q for the quarter ended June 30, 2005, filed with the Securities and Exchange Commission on August 15, 2005.
     If Soma were to prevail in their petition, and if Soma were to subsequently prevail in a second arbitration proceeding, we might at a minimum be potentially (i) liable for approximately $366,000 in placement fees, and (ii) required to grant a warrant to Soma for the purchase of approximately 2.0 million shares of our stock. Any such adverse result could have a adverse effect on our financial position and cash flow.
     We have no other legal proceeding pending at this time.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The information contained in Item 5 hereof is incorporated by reference herein.
Item 3. Defaults upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of our stockholders during the three months ended September 30, 2005.
Item 5. Other Information
     On November 14, 2005 we received a $400,000 loan from Toucan Partners, L.L.C, or Toucan Partners, an affiliate of Toucan Capital Fund II, L.P. This loan accrues interest at 10% per year, matures on November 14, 2006, and the principal and interest is convertible into shares of our capital stock, generally at Toucan Partners’ option, prior to repayment.
     The principal and interest on the loan is currently convertible at $0.04 per share (subject to adjustment). In connection with this new loan, we issued a warrant to Toucan Partners, which is exercisable for up to 4.0 million shares of our capital stock. The exercise price of the warrant is $0.04 per share subject to certain adjustments. We believe that the $400,000 received from Toucan Partners on November 14, 2005 should cover general operating expenses and certain other expenses of ours through approximately December 7, 2005.
     From February 2, 2004 through November 14, 2005, we have undergone a significant recapitalization pursuant to which Toucan Capital and its affiliate Toucan Partners, have loaned us an aggregate of $7.15 million. On January 26, 2005, we entered into a securities purchase agreement with Toucan Capital pursuant to which they purchased 32.5 million shares of the Company’s newly designated series A preferred stock at a purchase price of $0.04 per share, for a net purchase price of $1.276 million, net of issue related costs of approximately $24,000.
     In connection with the recent loan from Toucan Partners, we amended the Amended and Restated Recapitalization Agreement with Toucan Capital (the “Recapitalization Agreement”), dated as of July 30, 2004, and amended on October 22, 2004, November 10, 2004, December 27, 2004, January 26, 2005, April 12, 2005, May 13, 2005, June 16, 2005, July 26, 2005, September 7, 2005, and November 14, 2005. The November 14, 2005 amendment (i) updated certain representations and warranties of the parties made in the Recapitalization Agreement, and (ii) made certain technical changes in the Recapitalization Agreement in order to facilitate the November 14, 2005 loan including the designation of Toucan Partners as Toucan Capital’s designee for purposes of participating in the transaction.
     Also in connection with our loan from Toucan Partners, Toucan Capital and we amended the Amended and Restated Binding Term Sheet dated April 26, 2004, and amended and restated on July 30, 2004, October 22, 2004, November 10, 2004 and further amended on December 27, 2004, January 26, 2005, April 12, 2005, May 13, 2005, June 16, 2005, July 26, 2005, September 7, 2005, and November 14, 2005 between the parties (the “Term Sheet”). The amendment to the Term Sheet reduced warrant coverage in the potential private placement by $400,000.
     The Recapitalization Agreement calls for a two-stage recapitalization consisting of a bridge period and an equity financing period. The equity financing period commenced on January 26, 2005 when Toucan Capital purchased 32,500,000 shares of our series A cumulative convertible preferred stock at a purchase price of $0.04 per share (for an aggregate purchase price of $1,300,000). The equity financing period will end on December 31, 2006 (or such later date as is mutually agreed by the parties). During the equity financing period, we intend to sell up to $40 million of convertible preferred stock in accordance with the terms of the Recapitalization Agreement. Any additional financing is contingent upon us complying with covenants in the Recapitalization Agreement, as amended, and locating additional investors who are willing to invest on the terms proposed.
     In addition, on November 14, 2005 we and Toucan Capital amended the eight Loan Agreements, Security Agreements and 10% Convertible, Secured Promissory Notes, representing an aggregate principal of $4.35 million, and originally issued on February 2, 2004, March 1, 2004, April 26, 2004, June 11, 2004, July 30, 2004, October 22, 2004, November 10, 2004 and December 27, 2004 to change the respective maturity dates of each such note to January 17, 2006.
     On November 14, 2005, we and certain members of management who hold notes, representing an aggregate principal of $235,000 as set forth in the following table, originally dated November 13, 2003, as amended on April 26, 2004, April 12, 2005, June 16, 2005, and July 26, 2005, amended these notes to extend the maturity date of each respective remaining note to January 31, 2006.

Lender	Title	Principal (1)
Alton L. Boynton, Ph.D.	Director, President, Chief Scientific Officer, Chief Operating Officer and Secretary	$183,000
Marnix Bosch, Ph.D.	Vice President of Vaccine Research and Development	41,000
Larry L. Richards	Controller (Principal Financial and Accounting Officer)	11,000
	Total	$235,000
     (1) Date of original notes November 13, 2003.
     The foregoing description of the Amendment to the Recapitalization Agreement, the note, the warrant, the amendment to the Term Sheet, the management note amendments, and the amendments to the convertible secured promissory notes, all of which are filed as exhibits to this Form 10-Q, are qualified in their entirety by reference to the full text of the agreements.

Item 6. Exhibits
     a) Exhibits

3.1	Sixth Amended and Restated Certificate of Incorporation. (3.1) (1)

3.2	Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock. (3.1) (2)

3.3	Second Amended and Restated Bylaws of Northwest Biotherapeutics, Inc. (3.2) (2)

10.1	Amendment No. 8 to the Amended and Restated Recapitalization Agreement between Northwest Biotherapeutics, Inc. and Toucan Capital Fund II, L.P., dated July 26, 2005. (10.1) (1)

10.2	Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principal amount of $500,000 between Northwest Biotherapeutics, Inc. and Toucan Capital Fund II, L.P., dated July 26, 2005. (10.2) (1)

10.3	Warrant to purchase securities of the Company dated July 26, 2005 issued to Toucan Capital Fund II, L.P. (10.3) (1)

10.4	Sixth Amendment to Amended and Restated Binding Term Sheet, dated July 26, 2005. (10.4) (1)

10.5	Second Amendment To Amended And Restated Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note dated February 2, 2004 in the principal amount of $50,000 between the Company and Toucan Capital Fund II, L.P., dated July 26, 2005. (10.5) (1)

10.6	Second Amendment To Amended And Restated Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note dated March 1, 2004 in the principal amount of $50,000 between the Company and Toucan Capital Fund II, L.P., dated July 26, 2005. (10.6) (1)

10.7	Second Amendment To Amended And Restated Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note dated April 26, 2004 in the principal amount of $500,000 between the Company and Toucan Capital Fund II, L.P., dated July 26, 2005. (10.7) (1)

10.8	First Amendment To Amended And Restated Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note dated June 11, 2004 in the principal amount of $500,000 between the Company and Toucan Capital Fund II, L.P., dated July 26, 2005. (10.8) (1)

10.9	First Amendment To Amended And Restated Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note dated July 30, 2004 in the principal amount of $2,000,000 between the Company and Toucan Capital Fund II, L.P., dated July 26, 2005. (10.9) (1)

10.10	First Amendment To Amended And Restated Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note dated October 22, 2004 in the principal amount of $500,000 between the Company and Toucan Capital Fund II, L.P., dated July 26, 2005. (10.10) (1)

10.11	Form of Fourth Amendment To Convertible Secured Promissory Note between the Company and Holders of the November 13, 2003 Convertible Secured Promissory Note, dated July 26, 2005. (10.11) (1)

10.12	Amendment No. 9 to the Amended and Restated Recapitalization Agreement between Northwest Biotherapeutics, Inc. and Toucan Capital Fund II, L.P., dated September 7, 2005. (10.1) (3)

10.13	Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principal amount of $500,000 between Northwest Biotherapeutics, Inc. and Toucan Capital Fund II, L.P., dated September 7, 2005. (10.2) (3)

10.14	Warrant to purchase securities of the Company dated September 7, 2005 issued to Toucan Capital Fund II, L.P. (10.3) (3)

10.15	Seventh Amendment to Amended and Restated Binding Term Sheet, dated September 7, 2005. (10.4) (3)

10.16	Employment Agreement between Northwest Biotherapeutics, Inc., and Paul Zeltzer, dated August 1, 2005. (99.1) (2)

10.17	Third Amendment To Amended And Restated Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note dated February 2, 2004 in the principal amount of $50,000 between the Company and Toucan Capital Fund II, L.P., dated November 14, 2005.*

10.18	Third Amendment To Amended And Restated Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note dated March 1, 2004 in the principal amount of $50,000 between the Company and Toucan Capital Fund II, L.P., dated November 14, 2005.*

10.19	Third Amendment To Amended And Restated Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note dated April 26, 2004 in the principal amount of $500,000 between the Company and Toucan Capital Fund II, L.P., dated November 14, 2005.*

10.20	Second Amendment To Amended And Restated Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note dated June 11, 2004 in the principal amount of $500,000 between the Company and Toucan Capital Fund II, L.P., dated November 14, 2005.*

10.21	Second Amendment To Amended And Restated Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note dated July 30, 2004 in the principal amount of $2,000,000 between the Company and Toucan Capital Fund II, L.P., dated November 14, 2005.*

10.22	Second Amendment To Amended And Restated Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note dated October 22, 2004 in the principal amount of $500,000 between the Company and Toucan Capital Fund II, L.P., dated November 14, 2005.*

10.23	First Amendment To Amended And Restated Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note dated November 10, 2004 in the principal amount of $500,000 between the Company and Toucan Capital Fund II, L.P., dated November 14, 2005.*

10.24	First Amendment To Amended And Restated Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note dated December 27, 2004 in the principal amount of $250,000 between the Company and Toucan Capital Fund II, L.P., dated November 14, 2005.*

10.25	Form of Fifth Amendment To Convertible Secured Promissory Note between the Company and Holders of the November 13, 2003 Convertible Secured Promissory Notes, dated November 14, 2005.*

10.26	Amendment No. 10 to the Amended and Restated Recapitalization Agreement between Northwest Biotherapeutics, Inc., Toucan Capital Fund II, L.P., and Toucan Partners, L.L.C., dated November 14, 2005.*

10.27	Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principal amount of $400,000 between Northwest Biotherapeutics, Inc., and Toucan Partners, L.L.C., dated November 14, 2005.*

10.28	Warrant to purchase securities of the Company dated November 14, 2005 issued to Toucan Partners, L.L.C.*

10.29	Eighth Amendment to Amended and Restated Binding Term Sheet, dated November 14, 2005.*

31.1	Certification of President (Principal Executive Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Controller (Principal Financial and Accounting Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Controller Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.
(1)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Form 8-K on August 1, 2005.

(2)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Form 8-K on August 5, 2005.

(3)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Form 8-K on September 9, 2005.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC
Dated: November 14, 2005	By:	/s/ Alton L. Boynton
Alton L. Boynton
President (Principal Executive Officer)

Dated: November 14, 2005	By:	/s/ Larry L. Richards
Larry L. Richards
Controller (Principal Financial and Accounting Officer)

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
EXHIBIT INDEX

Exhibit
Number	Description
3.1	Sixth Amended and Restated Certificate of Incorporation. (3.1) (1)

3.2	Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock. (3.1) (2)

3.3	Second Amended and Restated Bylaws of Northwest Biotherapeutics, Inc. (3.2) (2)

10.1	Amendment No. 8 to the Amended and Restated Recapitalization Agreement between Northwest Biotherapeutics, Inc. and Toucan Capital Fund II, L.P., dated July 26, 2005. (10.1) (1)

10.2	Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principal amount of $500,000 between Northwest Biotherapeutics, Inc. and Toucan Capital Fund II, L.P., dated July 26, 2005. (10.2) (1)

10.3	Warrant to purchase securities of the Company dated July 26, 2005 issued to Toucan Capital Fund II, L.P. (10.3) (1)

10.4	Sixth Amendment to Amended and Restated Binding Term Sheet, dated July 26, 2005. (10.4) (1)

10.5	Second Amendment To Amended And Restated Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note dated February 2, 2004 in the principal amount of $50,000 between the Company and Toucan Capital Fund II, L.P., dated July 26, 2005. (10.5) (1)

10.6	Second Amendment To Amended And Restated Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note dated March 1, 2004 in the principal amount of $50,000 between the Company and Toucan Capital Fund II, L.P., dated July 26, 2005. (10.6) (1)

10.7	Second Amendment To Amended And Restated Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note dated April 26, 2004 in the principal amount of $500,000 between the Company and Toucan Capital Fund II, L.P., dated July 26, 2005. (10.7) (1)

10.8	First Amendment To Amended And Restated Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note dated June 11, 2004 in the principal amount of $500,000 between the Company and Toucan Capital Fund II, L.P., dated July 26, 2005. (10.8) (1)

10.9	First Amendment To Amended And Restated Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note dated July 30, 2004 in the principal amount of $2,000,000 between the Company and Toucan Capital Fund II, L.P., dated July 26, 2005. (10.9) (1)

10.10	First Amendment To Amended And Restated Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note dated October 22, 2004 in the principal amount of $500,000 between the Company and Toucan Capital Fund II, L.P., dated July 26, 2005. (10.10) (1)

10.11	Form of Fourth Amendment To Convertible Secured Promissory Note between the Company and Holders of the November 13, 2003 Convertible Secured Promissory Note, dated July 26, 2005. (10.11) (1)

10.12	Amendment No. 9 to the Amended and Restated Recapitalization Agreement between Northwest Biotherapeutics, Inc. and Toucan Capital Fund II, L.P., dated September 7, 2005. (10.1) (3)

10.13	Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principal amount of $500,000 between Northwest Biotherapeutics, Inc. and Toucan Capital Fund II, L.P., dated September 7, 2005. (10.2) (3)

10.14	Warrant to purchase securities of the Company dated September 7, 2005 issued to Toucan Capital Fund II, L.P. (10.3) (3)

10.15	Seventh Amendment to Amended and Restated Binding Term Sheet, dated September 7, 2005. (10.4) (3)

10.16	Employment Agreement between Northwest Biotherapeutics, Inc., and Paul Zeltzer, dated August 1, 2005. (99.1) (2)

10.17	Third Amendment To Amended And Restated Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note dated February 2, 2004 in the principal amount of $50,000 between the Company and Toucan Capital Fund II, L.P., dated November 14, 2005.*

Exhibit
Number	Description

10.18	Third Amendment To Amended And Restated Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note dated March 1, 2004 in the principal amount of $50,000 between the Company and Toucan Capital Fund II, L.P., dated November 14, 2005.*

10.19	Third Amendment To Amended And Restated Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note dated April 26, 2004 in the principal amount of $500,000 between the Company and Toucan Capital Fund II, L.P., dated November 14, 2005.*

10.20	Second Amendment To Amended And Restated Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note dated June 11, 2004 in the principal amount of $500,000 between the Company and Toucan Capital Fund II, L.P., dated November 14, 2005.*

10.21	Second Amendment To Amended And Restated Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note dated July 30, 2004 in the principal amount of $2,000,000 between the Company and Toucan Capital Fund II, L.P., dated November 14, 2005.*

10.22	Second Amendment To Amended And Restated Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note dated October 22, 2004 in the principal amount of $500,000 between the Company and Toucan Capital Fund II, L.P., dated November 14, 2005.*

10.23	First Amendment To Amended And Restated Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note dated November 10, 2004 in the principal amount of $500,000 between the Company and Toucan Capital Fund II, L.P., dated November 14, 2005.*

10.24	First Amendment To Amended And Restated Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note dated December 27, 2004 in the principal amount of $250,000 between the Company and Toucan Capital Fund II, L.P., dated November 14, 2005.*

10.25	Form of Fifth Amendment To Convertible Secured Promissory Note between the Company and Holders of the November 13, 2003 Convertible Secured Promissory Notes, dated November 14, 2005.*

10.26	Amendment No. 10 to the Amended and Restated Recapitalization Agreement between Northwest Biotherapeutics, Inc., Toucan Capital Fund II, L.P., and Toucan Partners, L.L.C., dated November 14, 2005.*

10.27	Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principal amount of $400,000 between Northwest Biotherapeutics, Inc. and Toucan Partners, L.L.C., dated November 14, 2005.*

10.28	Warrant to purchase securities of the Company dated November 14, 2005 issued to Toucan Partners, L.L.C.*

10.29	Eighth Amendment to Amended and Restated Binding Term Sheet, dated November 14, 2005.*

31.1	Certification of President (Principal Executive Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Controller (Principal Financial and Accounting Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Controller Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

(1)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Form 8-K on August 1, 2005.

(2)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Form 8-K on August 5, 2005.

(3)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Form 8-K on September 9, 2005.