Form 10-K
period 2005-12-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2006-04-18
CIK 1072379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission file number 0-26825
Northwest Biotherapeutics, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	94-3306718
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18701 120th Avenue N.E., Suite 101 Bothell, WA	98011 (Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, Including Area Code:
(425) 608-3000
Securities Registered Pursuant to Section 12(b) of the Act:
None
Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, $0.001 Par Value
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑
      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price on the consolidated transaction reporting system on June 30, 2005 was approximately $3.4 million.
      As of April 14, 2006, the Registrant had an aggregate of 58,545,939 shares of common stock issued and outstanding.
      Documents Incorporated by Reference: Portions of the Registrant’s Information Statement relating to the Registrant’s 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

		Page

PART I
Item 1.	Business.	1
Item 1A.	Risk Factors.	16
Item 1B.	Unresolved Staff Comments	24
Item 2.	Properties.	24
Item 3.	Legal Proceedings.	24
Item 4.	Submission of Matters to a Vote of Security Holders.	25

PART II		25
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	25
Item 6.	Selected Financial Data.	26
Item 7.	Management’s Discussion and Analysis of Financial Condition and Result of Operations.	27
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	43
Item 8.	Financial Statements and Supplementary Data.	44
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	44
Item 9A.	Controls and Procedures.	44
Item 9B.	Other Information.	44

PART III		47
Item 10.	Directors and Executive Officers of the Registrant.	47
Item 11.	Executive Compensation.	47
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	47
Item 13.	Certain Relationships and Related Transactions.	47
Item 14.	Principal Accountant Fees and Services.	48

PART IV
Item 15.	Exhibits and Financial Statement Schedules.	48
Signatures		83
Exhibit Index		84
EXHIBIT 3.1
EXHIBIT 3.3
EXHIBIT 3.4
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.21
EXHIBIT 10.22
EXHIBIT 10.23
EXHIBIT 10.24
EXHIBIT 10.27
EXHIBIT 10.34
EXHIBIT 10.35
EXHIBIT 23.1
EXHIBIT 23.2
EXHIBIT 31.1
EXHIBIT 32.1

PART I
Forward-Looking Statements
      The following description of our business, discussion and analysis of our financial condition and results of operations should be read in conjunction with the information included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those projected. The words “believe,” “expect,” “intend,” “anticipate,” and similar expressions are used to identify forward-looking statements, but their absence does not mean that such statement is not forward-looking. You are encouraged to carefully review the various disclosures made by us in this report and in the documents incorporated herein by reference, in our previous SEC filings, and those factors described under “Risk Factors”, beginning on page 15 of this Annual Report on Form 10-K. These factors, among others, could cause results to differ materially from those presently anticipated by us. Readers are cautioned not to place undue reliance on these forward-looking statements. In this Annual Report on Form 10-K, references to “Northwest Biotherapeutics,” the “Company,” “we,” “us,” and “our” refer to Northwest Biotherapeutics, Inc.

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
      We have two basic technology platforms applicable to cancer therapeutics; dendritic cell-based cancer vaccines, which we call DCVax,® and monoclonal antibodies for cancer therapeutics. DCVax® is our registered trademark. Our DCVax® dendritic cell-based cancer vaccine program is our main technology platform.
Recapitalization
      Since the beginning of 2002, we recognized that we did not have sufficient working capital to fund our operations beyond 12 months and needed to raise additional capital from third parties in order to continue our clinical and research programs. In April 2002, we retained an investment bank to assist us in raising capital. Due to the economic climate in 2002 and declining stock prices of biotechnology companies in general, as well as our own stock price, we were unable to raise additional capital. In July 2002 we retained an additional investment banking firm to assist us in exploring various strategic options including raising additional capital, licensing our technology to a third party, or merging with another company. We contacted over 50 biotechnology companies and over 20 large pharmaceutical companies in an attempt to explore these options without success.
      From September 2002 through approximately September 2004, we reduced our staff from 67 to 8 employees, withdrew our investigational new drug application, or IND, for our Phase III clinical trial for hormone refractory prostate cancer and our IND for our Phase I trial for non-small cell lung cancer from the U.S. Food and Drug Administration, or FDA, and inactivated our Phase II clinical trial for brain cancer, which remained open with the FDA. In addition, we moved our corporate headquarters several times, each time to smaller facilities in order to reduce our monthly rent expense. During this time, we attempted to obtain capital from various sources, but were not successful. On November 13, 2003, we borrowed $335,000 from members of our management, pursuant to a series of convertible promissory notes (and associated warrants to purchase an aggregate of 3.7 million shares of our stock).
      Beginning in 2004, we undertook a significant recapitalization whereby we have raised an aggregate of approximately $14.5 million in gross proceeds from issuances of debt and equity through a series of private placements. These financings included:

•	the issuance of a series of convertible promissory notes to Toucan Capital Fund II, L.P. (“Toucan Capital”), a venture capital fund, in aggregate principal amount of approximately $6.75 million (and associated warrants to purchase an aggregate of 122.5 million shares of capital stock at exercise prices ranging from 0.01 to $0.04 per share) from February 2004 through September 2005. The notes accrued interest at 10% per annum from the respective original issuance dates of the notes;

•	the issuance of a convertible promissory note to Toucan Partners, LLC (“Toucan Partners”), an affiliate of Toucan Capital, in principal amount of $400,000 (and associated warrants to purchase an aggregate of 4 million shares of capital stock at an exercise price of $0.04 per share) in November 2005. This note accrues interest at 10% per annum from its original issuance dates

•	the issuance of a series of non-convertible promissory notes to Toucan Partners, in an aggregate principal amount of approximately $550,000 from December 2005 through March 2006. These notes accrue interest at 10% per annum from the respective original issuance dates of the notes;

•	the sale of Series A Preferred Stock to Toucan Capital for aggregate gross proceeds of approximately $1.3 million (and associated warrants to purchase an aggregate of 13 million shares of Series A Preferred Stock at an exercise price of $0.04 per share) in January 2005; and

•	the sale of 39.5 million shares of common stock (and accompanying warrants to purchase an aggregate of 19.7 million shares of common stock at an exercise price of $0.14 per share) to certain accredited investors (the “PIPE Financing”) for aggregate proceeds of approximately $5.5 million in April 2006.
      Subsequently, the non-convertible notes held by Toucan Partners were amended and restated in order to make them convertible on the same terms and conditions as the convertible notes previously issued to Toucan Capital and Toucan Partners, and warrants were issued to Toucan Partners on the same terms and conditions as warrants were previously issued to Toucan Capital and Toucan Partners. In April 2006, Toucan Capital elected to convert all of its promissory notes, including all accrued interest thereon, into a newly designated series of preferred stock, Series A-1 Preferred Stock, in accordance with the terms of the notes at a conversion price of $1.60 per share. The Series A-1 Preferred Stock is substantially identical to Series A Preferred Stock with the exception of the issuance price per share and liquidation preference per share (which are $1.60 per share, rather than $0.04 per share in the case of Series A) and the ratio at which the shares are convertible into common stock (which is 1-for- 40, or 1 share of Series A-1 Preferred Stock for 40 shares of common stock, rather than 1-for-1 in the case of Series A).
      Simultaneously with Toucan Capital’s loan conversion, Alton Boynton, the Company’s President and Marnix Bosch, the Company’s Vice President, Vaccine Research and Development, each elected to convert the principal and accrued interest on their respective loans into 2,195,771 and 491,948 shares, respectively of the Company’s common stock, and in conjunction with the PIPE Financing, exercised their warrants on a net exercise basis for 1,895,479 and 424,669 shares of the company’s common stock respectively.
      As a result of the financings described above, Toucan Capital holds:

•	an aggregate of 32.5 million shares of Series A Preferred Stock (convertible into an aggregate of 32.5 million shares of common stock as of April 17, 2006);

•	an aggregate of 4.82 million shares of Series A-1 Preferred Stock (convertible into an aggregate of 192.7 million shares of common stock as of April 17, 2006);

•	warrants to purchase an aggregate of 66 million shares of capital stock at an exercise price of $0.01 per share;

•	warrants to purchase an aggregate of 56.5 million shares of capital stock at an exercise price of $0.04 per share; and

•	warrants to purchase an aggregate of 13 million shares of Series A Preferred Stock at an exercise price of $0.04 per share.
      As a result of the financings described above, Toucan Partners holds:

•	convertible promissory notes in aggregate principal amount of $950,000, with accrued interest thereon of $26,300 as of April 17, 2006 (with such notes convertible as of April 17, 2006 into an aggregate of 24.4 million shares of capital stock at a conversion price of $0.04 per share); and

•	warrants to purchase an aggregate of 9.5 million shares of capital stock at an exercise price of $0.04 per share.
      The warrants held by Toucan Capital and Toucan Partners described above are fully vested and exercisable and generally have an exercise period of seven years from their respective dates of issuance.
      As a result of the PIPE Financing, the investors in the PIPE Financing hold:

•	an aggregate of 39.5 million shares of common stock; and

•	warrants to purchase an aggregate of 19.7 million shares of common stock at an exercise price of $0.14 per share.
      The investments made by Toucan Capital and Toucan Partners were made pursuant to the terms and conditions of a recapitalization agreement originally entered into on April 26, 2004, (which was subsequently amended and restated, and further amended) with Toucan Capital (as amended to date, the “Recapitalization Agreement”), which contemplated the possible recapitalization of the Company. As amended, the Recapitalization Agreement contemplates a bridge financing period and an equity financing period, with such equity financing period extending through December 31, 2006, or such later date as is mutually agreed by the Company and Toucan Capital. The Recapitalization Agreement includes a binding term sheet that outlines the terms of a potential equity financing, at Toucan Capital’s election, of up to $40 million through the issuance of new securities to Toucan Capital, Toucan Partners and a syndicate of other investors to be determined. However, neither Toucan Capital, Toucan Partners, nor any entity affiliated with either of them are obligated to invest any additional funds in the company.
      As of April 17, 2006, Toucan Capital and Toucan Partners collectively have beneficial ownership of approximately 394.6 million shares of our capital stock, representing a beneficial ownership of approximately 86% of our outstanding common stock on an as converted to common basis. Toucan Capital and Toucan Partners each has a right of first refusal to participate in our future issuances of debt or equity securities. For additional information concerning Toucan Capital, Toucan Partners, and our recapitalization, see the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Plan of Operations.”
Board Composition
      On December 17, 2004, Dr. Randall L.W. Caudill and Mr. Wayne L. Pines resigned as members of our board of directors. Since their resignations we have had a sole director, Alton L. Boynton, Ph.D., who is also our President. These board resignations and the subsequent restructuring were anticipated based on the April 26, 2004 recapitalization agreement.
      In connection with our January 26, 2005 issuance of Series A Preferred Stock to Toucan Capital we amended the Recapitalization Agreement and the term sheet included therein to provide that: (i) as of January 26, 2005, the authorized number of our directors shall be one; (ii) the authorized number of directors may not be increased or decreased without the consent of the holders of a majority of the shares of convertible preferred stock; (iii) the holders of a majority of the shares of convertible preferred stock, acting in their sole discretion, may require us to increase the total number of authorized directors up to a maximum of seven directors; and (iv) any newly created directorships shall be designated by the holders of a majority of the shares of convertible preferred stock, acting in their sole discretion, to be filled by either: (A) an outside director with significant industry experience, who is reasonably acceptable to the holders of a majority of the convertible preferred stock, to be elected by the holders of our common stock (an “Independent Industry Expert Directorship”); or (B) a director to be designated by the holders of a majority of the convertible preferred stock (a “Preferred Directorship”). Up to four directorships shall be designated as Preferred Directorships, up to two directorships shall be designated as Independent Industry Expert Directorships, and one director shall be our chief executive officer. We currently have only one director, Dr. Boynton.
Going Concern
      Our financial statements for the year ended December 31, 2005 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Nevertheless, we have experienced recurring losses from operations and have a deficit accumulated during the development stage of approximately $82.7 million. Our independent auditors indicated in their report on our December 31, 2005 financial statements included in this Annual Report on Form 10-K that there is substantial doubt about our ability to continue as a going concern.
Cognate Therapeutics
      On July 30, 2004, we entered into a service agreement with Cognate Therapeutics, Inc. Cognate is a contract manufacturing and services organization, the majority of which is owned by Toucan Capital. In addition, two of the principals of Toucan Capital are members of Cognate’s board of directors. Under the agreement we agreed to utilize Cognate’s services for a two-year period, related primarily to manufacturing DCVax® product candidates, regulatory advice, research and development preclinical activities and managing clinical trials. We recognized approximately $2.9 million of research and development costs relative to this agreement in 2004 and approximately $3.5 million of research and development costs in 2005 relative to this agreement. As of December 31, 2005 we owed Cognate $3.4 million for services rendered pursuant to this agreement. On April 11, 2006 we paid $1.5 million to Cognate toward the amount due.
Website Access to Reports
      Our website is located at: http://www.nwbio.com. Our periodic filings with the Securities and Exchange Commission, or SEC, are available on our website by clicking on “News and Investor” to “Stock Quote” to “Real-Time SEC Filings.” Additionally, our press releases can be accessed on our website through clicking on “News and Investor” to “Stock Quote” to “Press Releases.” The “Archive” button will display our historical press releases. The SEC also maintains an Internet site that contains reports that we have filed with it at http://www.sec.gov. The information contained on, or accessible through, our website is not incorporated into nor a part of this Annual Report on Form 10-K.
Industry Background
Incidence of Cancer in the United States
      The American Cancer Society estimates that in the United States, men have a 1 in 2 lifetime risk of developing cancer, while women have a risk of 1 in 3. Doctors were expected to diagnose approximately 1.37 million new cases of cancer in the United States during 2005. Cancer is the second leading cause of death in the United States after heart disease and was estimated to result in approximately 570,280 deaths, or 1,562 per day, in 2005. The direct medical costs related to treating cancer in the United States were estimated to be $56 billion in 2002. Our initial therapeutic targets, prostate, brain and lung cancers, cause approximately 36% of the cancer deaths in the United States each year. The American Cancer Society estimated that the incidence of new diagnosis and deaths resulting from several common cancers during 2005 would be as follows:

Type of Cancer	New Cases	Deaths

Breast	211,240	40,410
Prostate	232,090	30,350
Colorectal	145,290	56,290
Lung	172,570	163,510
Kidney	36,160	12,660
Melanoma	59,580	7,770
Brain	17,000	12,760
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
Current Cancer Immunotherapy Approaches
      Immunotherapy can stimulate and enhance the body’s natural mechanism for destroying pathogens, such as cancer cells, and may overcome many of the limitations of traditional cancer therapies. Immunotherapy may be particularly useful to augment traditional cancer therapies. In recent years, two cancer immunotherapy approaches have emerged, with FDA approved products to address the limitations of traditional therapies:

•	Antibody-Based Therapies. Currently approved antibody-based cancer therapies have improved survival rates with reduced side effects when compared with traditional therapies. However, these antibody-based therapies can elicit an immune response against themselves because they contain mouse proteins or fragments of such proteins. This can limit their effectiveness and potentially cause toxic side effects.

•	Immune-Modulating Agents. Currently approved immune-modulating agents, such as IL-2, GM-CSF and alpha-interferon, are known to have some ability to enhance the immune system and control cancer growth. However, these therapies involve delivery of the immune modulating agent through the blood system and therefore cannot be directed exclusively to cancer cells. This lack of selectivity may result in significant toxicity to healthy tissue.

Our Approaches
      We have developed two proprietary approaches, DCVax® and therapeutic antibodies, for stimulating and enhancing a patient’s natural cellular, humoral (i.e. antibody) immune response to cancer. Given appropriate funding for future development, we believe that DCVax® and therapeutic antibody products may overcome certain limitations of current cancer therapies and offer cancer patients safe and effective treatment alternatives, alone or in combination with other therapies.
DCVax®
      Our DCVax® platform combines our expertise in dendritic cell biology, immunology and antigen discovery with our proprietary process of producing and activating dendritic cells outside a patient’s body to develop therapeutic products that stimulate beneficial immune responses to treat cancer. We believe that DCVax® has the following significant characteristics, the combination of which we believe makes it a potentially attractive alternative to current therapies.

•	Activates The Natural Immune System. Our DCVax® product candidates are designed to elicit a natural immune response. We believe that our pre-clinical and clinical trials have demonstrated that our DCVax® product candidates can train a patient’s own Killer T cells to seek and destroy specifically targeted cancer cells. Our clinical trials have also shown that DCVax®-Prostate stimulates the body to produce antibodies and T cells that bind to cancer-associated antigens and potentially destroy cancer cells marked by these antigens.

•	Multiple Cancer Targets. If we secure the necessary funding, we intend to apply our DCVax® platform to treat a wide variety of cancers. The DCVax® platform affords the flexibility to target many different forms of cancer through the pairing of dendritic cells with cancer-associated antigens, fragments of cancer-associated antigens or deactivated whole cancer cells as well as possible direct intra-tumoral injection of partially mature dendritic cells.

•	No Significant Adverse Side Effects Or Toxicity. Our initial DCVax®-Prostate Phase I/ II clinical trial has shown mild injection site reactions, which were typical and fully anticipated, but no significant adverse side effects in over 110 clinically administered injections. We believe that we minimize the potential for toxicity by using the patient’s own cells to create our DCVax® product candidates. Additionally, because our DCVax® products are designed to target the cancer-associated antigens in the patient, we believe they minimize collateral damage to healthy cells.

•	Rapid Pre-Clinical Development. We believe that our DCVax® technology, which was observed to be well tolerated in a Phase I/ II clinical trial for prostate cancer, and two Phase I clinical trials for brain cancer, will enable us to rapidly move new potential products into clinical trials within six to nine months of concept, subject to FDA approval and the availability of adequate resources. New DCVax® product candidates simply require the identification of cancer-associated antigens, fragments of cancer-associated antigens or whole cancer cells added to partially mature dendritic cells prior to injection into patients or potentially the direct injection of partially mature dendritic cells into solid tumors.

•	Ease Of Administration. We initially collect a sample of a patient’s white blood cells in a single standard outpatient procedure called leukapheresis. After patient-specific manufacturing and quality control testing, each small dose of a DCVax® product candidate is administered by a simple intradermal injection in an outpatient setting, or by a direct injection of partially mature dendritic cell into a solid tumor.

•	Complementary With Other Treatments. Our DCVax® product candidates are designed to stimulate the patient’s own immune system to safely target cancer cells. Consequently, we believe these products may be used as an adjuvant to traditional therapies such as chemotherapy, radiation therapy, hormone therapy and surgery.

Therapeutic Antibody
      Our therapeutic antibody program is based on combining our expertise in monoclonal antibodies, immunology and antigen discovery. We co-developed an initial therapeutic antibody product candidate with Medarex, Inc. This collaboration enabled us to create a proprietary fully human monoclonal antibody-based prostate cancer product candidate. Our interest in that product candidate now has been acquired by Medarex and is in a FDA Phase II clinical trial; we have no continuing right in such product candidate.
      Products derived from our therapeutic antibody efforts are intended to have the following characteristics, the combination of which will make them potentially attractive alternatives to current therapies:

•	Fully Human Antibodies. Current monoclonal antibody-based therapies contain mouse proteins or fragments of such proteins. Consequently, these therapies have the potential to elicit unwanted immune responses against the mouse proteins or protein fragments. Our first therapeutic antibody product candidate, which was co-developed with and acquired by Medarex, is based on monoclonal antibodies that are fully human, and thus do not contain any mouse proteins. As a result, we expect these products to exhibit a favorable safety profile and minimal, if any, unwanted immune response against the antibody-based therapy itself.

•	Rapid Pre-Clinical Development. We believe that, subject to FDA approval and the availability of adequate resources, we could progress from antigen discovery to clinical trials for each new therapeutic antibody product candidate in less than two years.

•	Cancer Specificity. Our proprietary antigens are significantly over-expressed in cancer cells. Our antibodies bind to these targeted cancer-associated antigens and potentially destroy cancer cells marked by these antigens. To date, we have identified three clinically validated antigens associated with twelve different cancers. Certain rights to three of our antigen targets have been acquired by Medarex.

•	Multiple Therapeutic Applications. We believe that therapeutic antibodies may be used as stand-alone products that bind to cancer-associated antigens and potentially destroy cancer cells marked by these antigens. Therapeutic antibodies may also enable the targeted delivery of existing therapies such as radiation and cytotoxic agents. The inherent toxic effects of cytotoxic agents and radioactive materials on normal tissue could be minimized by coupling these agents to antibodies that have a high degree of specificity to cancer cells.

•	Commercialization. Based on our experience with the manufacturing of therapeutic antibodies, we believe the manufacturing of these antibodies can be scaled to meet market demand. Antibody-based products are typically characterized by an inherent stability, resulting in a commercially acceptable shelf-life.

•	Complementary With Other Treatments. We believe that our therapeutic antibody product candidates may be suitable for use alone or in combination with currently approved therapies due to their complementary cell-killing properties.
      In addition, we believe that therapeutic antibodies may be useful for the development of cancer diagnostic imaging products.
Our Clinical and Preclinical Development Programs
      We submitted an investigational new drug application, or IND, with the FDA on December 8, 2004 for restarting our Phase III clinical trial for prostate cancer, DCVax®-Prostate. The IND cleared the FDA on January 8, 2005. This Phase III clinical trial is based on promising clinical data from a previously conducted Phase I/ II clinical trial. That double blinded, placebo controlled Phase III clinical trial was planned for 600 patients at 30-50 sites throughout the United States; however, we are considering other trial designs that may enable us to reduce the number of patients required. In any case, the trial will focus on non-metastatic hormone-independent prostate cancer patients.

      We have also cleared with the FDA a Phase II clinical trial for DCVax®-Brain for patients with Glioblastoma multiforme, the most lethal form of brain cancer. Subject to our ability to secure sufficient future funding, preparations are underway to commence the trial.
      We have completed substantial research and pre-clinical testing phases for four additional product candidates. Significantly, we have recently been issued broad patent coverage by the United States Patent Office which gives us antibody therapeutic rights to a cancer protein that plays a key role in the progression of primary cancers and in the metastatic process. The protein is known as CXCR4, and is over-expressed in more than 75% of cancers and involved in all three critical functions of primary tumors and metastatic tumors: proliferation of the primary tumor, migration of cancer cells out of the primary tumor, and establishment of distant metastatic sites.
      The following table summarizes the targeted indications and status of our product candidates:

Product Candidate	Target Indications	Status(1)

DCVax® Platform
DCVax®-Prostate	Prostate Cancer	Phase III Clinical Trial cleared FDA For non-metastatic hormone independent prostate cancer
DCVax®-Brain	Glioblastoma multiforme	Phase II Clinical Trial cleared FDA For Glioblastoma multiforme Orphan Drug designation granted 12/02
DCVax®-Lung	Non-small cell lung cancer	Phase I — suspended and IND withdrawn in 2002 due to lack of Funding; resubmitted to FDA in March 2006
DCVax®-Direct	Head and Neck Cancer, Non-small cell lung, brain cancers	Pre-clinical
Therapeutic Antibody Platform
CXCR4 Antibody	Breast cancer	Pre-clinical
	Glioblastoma	Pre-clinical
	Colon cancer	Pre-clinical
	Melanoma	Pre-clinical

(1)	Pre-clinical means that a product candidate is undergoing efficacy and safety evaluation in disease models in preparation for human clinical trials. Phase I-III clinical trials denote safety and efficacy tests in humans as follows:
      Phase I: Evaluation of safety and dosing.
      Phase II: Evaluation of safety and efficacy.
      Phase III: Larger scale evaluation of safety and efficacy.
Our DCVax® Platform
      The DCVax® platform uses our proprietary process to efficiently produce and activate dendritic cells outside of a patient’s body. Our Phase I/II clinical trial for DCVax®-Prostate demonstrated that these cells can generate an effective immune system response when administered therapeutically. Manufacture of a DCVax® product takes approximately 30 days to complete for DCVax®-Prostate and approximately 10 days for DCVax®-Brain, and is characterized by the following sequence:

•	Collection. A sample of a patient’s white blood cells is collected in a single and simple outpatient procedure called leukapheresis.

•	Isolation of Precursors. These cells are sent to our manufacturing facility, where dendritic cell precursors are isolated from the patient’s white blood cells.

•	Transformation by Growth Factors. Dendritic cell precursors are transformed in a manner that mimics the natural process in a healthy person’s body, through the application of specific growth factors, into highly pure populations of immature dendritic cells during a six-day culture period.

•	Maturation. Immature dendritic cells are exposed to a proprietary maturation factor or maturation method in order to maximize Helper T cell, Killer T cell, and B cell activation.

•	Harvest for DCVax®-Direct. These dendritic cells can be harvested for DCVax®-Direct and separated into single-use DCVax® administration vials, frozen and stored for the quality control sequence without the antigen display step.

•	Antigen Display. Cancer-associated antigens, fragments of cancer-associated antigens or deactivated whole cancer cells are added to, ingested, and processed by the maturing dendritic cells, causing the dendritic cells to display fragments of cancer-associated antigens on their outer cell surfaces.

•	Harvest. These dendritic cells are harvested and separated into single-use DCVax® administration vials, frozen and stored.

•	Quality Control. Each DCVax® product lot undergoes rigorous quality control testing, including 14-day sterility testing for bacterial and mycoplasma contamination, and potency testing prior to shipment to the administration site for injection.
      We believe that our DCVax® platform affords us the flexibility to target many different forms of cancer through pairing of dendritic cells with cancer-associated antigens, pieces of cancer-associated antigens or deactivated whole cancer cells. We have either patented or licensed critical intellectual property regarding this technology.
DCVax® Product Candidates
DCVax®-Prostate
      DCVax®-Prostate, our initial dendritic cell-based product candidate, resulted from combining our DCVax® platform with the cancer-associated antigen prostate specific membrane antigen, or PSMA. Prostate specific membrane antigen is located on the surface of prostate cells. It is expressed at very low levels on benign or healthy prostate cells, and at much higher levels on prostate cancer cells. Because PSMA is over-expressed in virtually all prostate cancers, it represents an effective target for prostate cancer therapeutics. The results from our Phase I/ II clinical trial provided us with important results supporting the potential value of our DCVax® platform as the basis for new cancer immunotherapies.
      In September 1999, we filed an application to conduct a Phase I/ II clinical trial for DCVax®-Prostate to treat late-stage prostate cancer patients for whom hormone therapy was no longer effective. This trial was carried out at M.D. Anderson Cancer Center and at UCLA, involved the administration of DCVax®-Prostate to thirty-two evaluable patients in order to establish the safety and efficacy of three different dosage levels of DCVax®-Prostate.
      We observed stabilization of disease at 26 weeks in 52% (16 of 31) of the patients in our Phase I/ II clinical trial. Twelve of these stable patients did not have measurable metastatic disease at the time of treatment and all twelve were stable, as measured by radiographic criteria, at weeks 26 to 28 with a median time to progression of 59 weeks. These results can be compared to results for another company’s experimental therapy given to similar patients without metastatic disease that had a median time to progression of 29 weeks. Patients with measurable metastatic disease in our Phase I/ II clinical trial had a median time to progression of 20 weeks. These results can be compared to results for another company’s experimental therapy given to patients with metastatic disease that had a median time to progression of 16 weeks with control or placebo progression occurring at 9 weeks. Eighty-three percent (83%) of patients had an immune response following treatment with DCVax®-Prostate, as measured by the amount of immune-reactive substances found in the blood of patients, which formed specifically in response to PSMA.
      Target Market. The American Cancer Society estimated that 232,090 new cases of prostate cancer would be diagnosed in the United States during 2005. Deaths from prostate cancer are estimated at 30,350 per year. We estimate that there is an initial DCVax®-Prostate target population consisting of approximately 100,000 patients with late stage, or hormone refractory, prostate cancer.
      Current Treatments. Existing treatments for localized prostate cancer include surgery and various forms of radiation therapy. The current standard-of-care for treating metastatic prostate cancer is hormone therapy. Although this therapy achieves temporary tumor control, the National Cancer Institute’s 1989-1996 five-year survival rate for metastatic prostate cancer is only 33%. Moreover, hormone therapy may cause significant adverse side effects, including bone loss, hot flashes, impotence and blood clots. Disease progression in the presence of hormone therapy occurs on average in two years, and is then classified as hormone refractory prostate cancer. Approximately 50% of patients with hormone refractory prostate cancer will die within two years of its onset. Currently, the only FDA approved treatment for hormone refractory prostate cancer are chemotherapy and radioactive pharmaceuticals, which can alleviate cancer-related symptoms but may cause significant adverse side effects and do not prolong survival. A large fraction of hormone refractory patients do not have objective metatstatic disease as measured by bone and CT scans. We believe that DCVax®-Prostate addresses this critical unmet medical need.
DCVax®-Brain
      DCVax®-Brain uses our DCVax® platform in combination with glioblastoma tumor cell lysate antigens. Our clinical collaborators at the University of California at Los Angeles, or UCLA, conducted two Phase I clinical trials to assess the safety and efficacy of dendritic cell-based immunotherapy for glioblastoma. They have informed us that in the first Phase I trial that DCVax®-Brain had been administered to 12 patients and they provided us with preliminary data. Six of these patients were newly diagnosed and had a mean time to progression of 21 months compared to 8 months for historical controls. Median survival was 32 months compared to 15 months of survival for historical controls. One patient remains alive after more than 5 years without recurrence. The six patients with recurrent disease all progressed with a mean of 13 months compared to 5 months for historical controls. Average survival was 17 months compared to 10 months for historical controls.
      The second Phase I clinical trial at UCLA for patients with glioblastoma multiforme (GBM) further supports the ability of DC loaded with tumor lysate to induce immune responses, slow disease progression, and prolong survival. These patients continue to be treated with DCVax®-Brain in a booster program with our financial support. These patients were treated with standard of care which included surgery followed by 6 weeks of radiation therapy and concomitant daily Temodar chemotherapy. Ten patients with newly diagnosed GBM were enrolled. As of March 31, 2006, five patients had progressed, two patients have died, and the remaining eight patients are alive with survival times (from initial surgery) ranging from 12.2 to 40 months and a median survival of > 22 months and continuing. Five of the eight surviving patients have no evidence of progression to date with a median time to progression of > 15 months and continuing. Historically at UCLA, patients similar to those enrolled in the trial (R.P.A. classes III and IV) have median times to disease progression of 8.9 months (± 7.3 months), and median survival times of 15 months (±  13.9 months). In a recent multicenter trial, 287 patients treated post surgery with radiotherapy plus concomitant Temodar achieved median progression free survival (PFS) of 6.9 months (95% confidence interval, 5.8 to 8.2) and median survival of 14.6 months (95% confidence interval, 13.3 to 16.8). (Stupp et. al., New England J. Med. 352: 987-96; 2005.). The Stupp results are currently considered standard of care.
      Target Market. The American Cancer Society estimated that about 18,500 new cases of brain cancer would be diagnosed in the United States during 2005. Deaths from brain cancer are estimated at about 12,760 per year. The most common and lethal form of brain cancer is glioblastoma, the indication we are targeting with DCVax®-Brain. We estimate that our DCVax®-Brain could address a population consisting of approximately 12,500 new patients per year.
      Current Treatments. Existing treatments for glioblastoma include surgery, radiation and chemotherapy. These existing treatments are often used in various combinations and/or sequences and have significant adverse side effects. In its most recent study, The National Institutes of Health reported that the 1989-1996 five-year survival rate for all brain cancer patients was only 31%. Following initial treatment, virtually all cases of this cancer recur, with a life expectancy of approximately one year following recurrence. Few effective therapies exist for these patients. We believe that DCVax®-Brain may address this critical unmet medical need.
DCVax®-Lung
      DCVax®-Lung was designed to use our DCVax® platform in combination with isolated and deactivated lung cancer cells as antigens. Although we received clearance from the FDA to conduct a Phase I clinical trial to assess the safety of DCVax®-Lung, due to lack of financial resources, we suspended the initiation of this trial.
      Target Market. The American Cancer Society estimated that 172,570 new cases of lung cancer would be diagnosed in the United States during 2005. Approximately 80% of these cases are expected to be attributable to non-small cell lung cancer, the indication we were targeting with DCVax®-Lung and are now targeting with DCVax®-Direct. Deaths from all forms of lung cancer are estimated at 163,510 per year for 2005.
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
DCVax®-Direct
      DCVax®-Direct uses our DCVax® platform to produce dendritic cells suitable for direct injection into solid tumors. Several scientific studies have shown that dendritic cells injected into solid tumors in animal models can result in tumor regression. We have continued pre-clinical development of this application with positive preclinical animal data.
Our Therapeutic Antibody Platform
      Our therapeutic antibody platform is based on combining our expertise in monoclonal antibodies, immunology and antigen discovery with potential collaborators who have expertise in humanized and fully human monoclonal antibody development. We develop our therapeutic antibody products candidate in the following sequence:

•	Identification. We identify, validate and select a potentially useful cancer-associated antigen for our therapeutic antibody platform.

•	Immunization. This cancer-associated antigen is used to immunize non-transgenic or transgenic mice. These mice create B cells, which produce non-human or fully human cancer-associated antigen-specific antibodies.

•	Selection And Culturing. From the B cells created during immunization, we select single antibody-producing cells, which we then culture to large quantities. These cells produce identical antibodies with high specificity to the targeted cancer-associated antigen.

•	Analysis And Evaluation. These non-human or fully human monoclonal antibodies are analyzed for specificity to the cancer-associated antigen, ability to bind to live cancer cells with high affinity

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
Therapeutic Antibody Product Candidates
Lung, Breast, Brain, Colon, Melanoma, and Prostate, and Other Cancers
      We have selected a cancer-associated antigen, CXCR4, for non-small cell lung cancer, breast cancer, glioblastoma, colon cancer, melanoma, prostate, pancreas, kidney, ovarian, and certain blood cancers. We were recently issued a United States patent to the use of antibodies to CXCR4, a protein found to be over expressed in greater than 75% of cancers and involved in three critical functions of cancer cells that include cell proliferation, cell migration and establishment of metastatic sites in distant organs and tissues.
Manufacturing
      We currently rely, and expect to continue to rely, upon specialized third-party manufacturers to produce our product candidates for pre-clinical, clinical and commercial purposes. Furthermore, the product candidates under development by us have never been manufactured on a commercial scale and may not be able to be manufactured at a cost or in sufficient quantities to make commercially viable products.
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
Intellectual Property
      We seek to protect our commercially relevant proprietary technologies through patents both in the United States and abroad. We have fourteen issued and licensed patents (seven in the United States and seven in foreign jurisdictions) and 118 patent applications pending (16 in the United States and 102 in foreign jurisdictions) which cover the use of dendritic cells in DCVax®as well as targets for either our dendritic cell or fully human monoclonal antibody therapy candidates. The issued patents expire at dates from 2015 to 2018. We intend to continue using our scientific expertise to pursue and patent new developments with respect to uses, methods, and compositions to enhance our position in the field of cancer treatment.
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
Competition
      The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Several companies, such as Cell Genesys, Inc., Dendreon Corporation, CancerVax, Immuno-Designed Molecules, Inc. and Argos Therapeutics, Inc., are actively involved in research and development of cell-based cancer therapeutics. Of these companies, we believe that only Dendreon, and Cell Genesys are carrying-out Phase III clinical trials with a cell-based therapy and they are doing so in a patient population that does not compete with our Phase III DCVax® – Prostate product candidate. No cell-based therapeutic product is currently available for commercial sale. Additionally, several companies, such as Medarex, Inc., Amgen, Inc., Agensys, Inc., and Genentech, Inc. are actively involved in research and development of monoclonal antibody-based cancer therapies. Currently, at least seven antibody-based products are approved for commercial sale for cancer therapy. Genentech is also engaged in several Phase III clinical trials for additional antibody-based therapeutic products for a variety of cancers, and several other companies are in early stage clinical trials for such products. Many other third parties compete with us in developing alternative therapies to treat cancer, including:

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
      After an investigational new drug application becomes effective, a sponsor may commence human clinical trials, in the United States. The sponsor typically conducts human clinical trials in three sequential phases, but these phases may overlap. In Phase I clinical trials, the product is tested in a small number of patients or healthy volunteers, primarily for safety at one or more doses. In Phase II, in addition to safety, the sponsor evaluates the efficacy of the product in a patient population somewhat larger than Phase I clinical trials. Phase III clinical trials typically involve additional testing for safety and clinical efficacy in an expanded population at geographically dispersed test sites. The sponsor must submit to the FDA a clinical plan, or protocol, accompanied by the approval of a clinical site responsible for ongoing review of the investigation, prior to commencement of each clinical trial. The FDA or a clinical site may order the temporary or permanent discontinuation of a clinical trial at any time, if the trial is not being conducted in accordance with FDA or clinical site requirements or presents a danger to its subjects.
      The sponsor must submit to the FDA the results of the pre-clinical and clinical trials, together with, among other things, detailed information on the manufacture and composition of the product, in the form of a new drug application or, in the case of a biologic, a biologics license application. The FDA is regulating our therapeutic vaccine product candidates as biologics and, therefore, we must submit biologics license applications (BLA) to the FDA to obtain approval of our products. The clinical trial process generally takes several years, and the FDA reviews the BLA application and, when and if it decides that adequate data is available to show that the new compound is both safe and effective and that all other applicable requirements have been met, the FDA approves the drug or biologic for marketing. The amount of time taken for this approval process is a function of a number of variables, including the quality of the submission and studies presented, the potential contribution that the compound will make in improving the treatment of the disease in question, and the workload at the FDA. It is possible that our product candidates will not successfully proceed through this approval process or that the FDA will not approve them in any specific period of time.
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
Employees
      Beginning in September 2002, we reduced our research and administrative staff approximately 94%, from 67 employees to a remaining staff of five full-time employees, as of December 31, 2005. Each of our employees has signed a confidentiality and invention assignment agreement, and none are covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and consider our employee relations to be positive.

Item 1A.	Risk Factors
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
     We will need to raise additional capital, which may not be available.
      As of April 12, 2006, we have approximately $3.5 million in cash. We believe, based on recurring and planned operating and associated financing costs, our cash will be sufficient to fund our operations for the next twelve months. For operating capital after that date we intend to seek additional funds from Toucan Capital, Toucan Partners, or other third parties. Toucan Capital, Toucan Partners or other third parties are not obligated to provide us any additional funds. Any additional financing with Toucan Capital, Toucan Partners or any other third party is likely to be dilutive to stockholders, and any debt financing, if available, may include additional restrictive covenants. If we are unable to obtain significant additional capital in the near-term, we may cease operations at anytime. We do not believe that our assets would be sufficient to satisfy the claims of all of our creditors in full and to satisfy aggregate liquidation preferences of our preferred stock. Therefore, if we were to pursue a liquidation it is highly unlikely that any proceeds would be received by our common stockholders.
     Our auditors have issued a “going concern” audit opinion.
      Our independent auditors have indicated in their report on our December 31, 2005 financial statements included in this report that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of a liquidation.

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
      We have incurred net losses every year since our incorporation in July 1998 and, as of December 31, 2005, we had a deficit accumulated during the development stage of approximately $82.7 million. We have had net losses applicable to common stockholders as follows:

•	$5.8 million in 2003;

•	$8.5 million in 2004; and

•	$9.9 million in 2005.
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
      We have had a limited operating history and are at an early stage of development. We may not be able to achieve revenue growth in the future. We have generated the following limited revenues:

•	$529,000 in 2003;

•	$390,000 in 2004; and

•	$124,000 in 2005.
      We have derived most of these limited revenues from:

•	the sale of research products to a single customer;

•	contract research and development from related parties; and

•	research grants.
      In the future, we anticipate that revenues, if any, will be derived through grants, partnering agreements, and, ultimately, the commercialization of our product candidates.

We may not be able to retain existing personnel.
      Since September 2002, we reduced our research and administrative staff approximately 94%, from 67 employees to a remaining staff of five full-time employees, as of December 31, 2005. The uncertainty of our cash position, workforce reductions, and the volatility in our stock price may create anxiety and uncertainty, which may adversely affect employee morale and cause us to lose employees whom we would prefer to retain. To the extent that we are unable to retain our existing personnel, our business and financial results may suffer.

We have no manufacturing capabilities, which could adversely impact our ability to commercialize our product candidates.
      We have no manufacturing facilities nor expertise to produce our product candidates. We have never manufactured, on a commercial scale, any of our research products. Even if one or more of our product candidates is approved for marketing, we may not be able to enter into agreements with contract manufactures for the manufacture of any of our product candidates at a reasonable cost or in sufficient quantities to be profitable.

Because we lack sales and marketing experience, we may experience significant difficulties commercializing our research product candidates.
      The commercial success of any of our product candidates will depend upon the strength of our sales and marketing efforts. We do not have a sales force and have no experience in the sales, marketing or distribution of products. To fully commercialize our product candidates, we will need to create a substantial marketing staff and sales force with technical expertise and the ability to distribute these products. As an alternative, we could seek assistance from a third party with a large distribution system and a large direct sales force. We may be unable to put either of these plans in place. In addition, if we arrange for others to market and sell our products, our revenues will depend upon the efforts of those parties. Such arrangements may not succeed. Even if one or more of our product candidates is approved for marketing, if we fail to establish adequate sales, marketing and distribution capabilities, independently or with others, our business will be seriously harmed.

Our success partially depends on existing and future collaborators.
      The success of our business strategy may partially depend upon our ability to develop and maintain multiple collaborations and to manage them effectively. The success of our restructured operations will depend on our ability to attract collaborators to our research initiatives and to a lesser extent our ability to attract customers to our research products. Due to concerns regarding our ability to continue operations, these third parties may decide not to conduct business with us, or may conduct business with us on terms that are less favorable than those customarily extended by them. If either of these events occurs, our business could suffer significantly.
      Our success also depends partially upon the performance of our partners. We cannot directly control the amount and timing of resources that our existing or future collaborators devote to the research, development or marketing of our product candidates. As a result, those collaborators:

•	may not commit sufficient resources to our programs or product candidates;

•	may not conduct their agreed activities on time, or at all, resulting in delay or termination of the development of our product candidates and technology;

•	may not perform their obligations as expected;

•	may pursue product candidates or alternative technologies in preference to ours; or

•	may dispute the ownership of products or technology developed under our collaborations.
      We may have disputes with our collaborators, which could be costly and time consuming. Our failure to successfully defend our rights could seriously harm our business, financial condition and operating results. We intend to continue to enter into collaborations in the future. However, we may be unable to successfully negotiate any additional collaborations and any of these relationships, if established, may not be scientifically or commercially successful.
      We also work with scientists and medical professionals at academic and other institutions, including the University of California, Los Angeles, M.D. Anderson Cancer Center and the H. Lee Moffitt Cancer Center some of whom have conducted research for us or assist us in developing our research and development strategy. These scientists and medical professionals are not our employees. They may have commitments to, or contracts with, other businesses or institutions that limit the amount of time they have available to work with us. We have little control over these individuals. We can only expect them to devote to our projects the amount of time required by our license, consulting and sponsored research agreements. In addition, these individuals may have arrangements with other companies to assist in developing technologies that may compete with ours. If these individuals do not devote sufficient time and resources to our programs, our business could be seriously harmed.

Competition in our industry is intense and most of our competitors have substantially greater resources than we have.
      The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Several companies, such as Cell Genesys, Inc., Dendreon Corporation, Immuno-Designed Molecules, Inc., and Antigenics, are actively involved in the research and development of cell-based cancer therapeutics. Of these companies, we believe that only Dendreon and Cell Genesys are carrying-out Phase III clinical trials with a cell-based therapy. No dendritic cell-based therapeutic product is currently approved for commercial sale. Additionally, several companies, such as Medarex, Inc., Amgen, Inc., Agensys, Inc., and Genentech, Inc., are actively involved in the research and development of monoclonal antibody-based cancer therapies. Currently, at least seven antibody-based products are approved for commercial sale for cancer therapy. Genentech is also engaged in several Phase III clinical trials for additional antibody-based therapeutics for a variety of cancers, and several other companies are in early stage clinical trials for such products. Many other third parties compete with us in developing alternative therapies to treat cancer, including:

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
      We have fourteen issued and licensed patents (seven in the United States and seven in foreign jurisdictions) and 118 patent applications pending (16 in the United States and 102 in foreign jurisdictions) which cover the use of dendritic cells in DCVax® as well as targets for either our dendritic cell or fully human monoclonal antibody therapy candidates. The issued patents expire at dates from 2015 to 2018.
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
      We have taken security measures to protect our proprietary information, especially proprietary information that is not covered by patents or patent applications. These measures, however, may not provide adequate protection of our trade secrets or other proprietary information. We seek to protect our proprietary information by entering into confidentiality agreements with employees, partners and consultants. Nevertheless, employees, collaborators or consultants may still disclose our proprietary information, and we may not be able to protect our trade secrets in a meaningful way. If we lose any employees, we may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by those former employees despite the existence of nondisclosure and confidentiality agreements and other contractual restrictions to protect our proprietary technology. In addition, others may independently develop substantially equivalent proprietary information or techniques or otherwise gain access to our trade secrets.

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
      Our competitors may assert that our products and the methods we employ are covered by U.S. or foreign patents held by them. In addition, because patents can take many years to issue, there may be currently pending applications, unknown to us, which may later result in issued patents that our products may infringe. There could also be existing patents of which we are not aware that one or more of our products may inadvertently infringe.
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

Toucan Capital and Toucan Partners beneficially own the vast majority of our stock and, as a result, the trading price for our shares may be depressed and these stockholders can take actions that may be adverse to your interests.
      As of April 17, 2006, Toucan Capital and Toucan Partners collectively beneficially owned an aggregate of approximately 394.6 million shares of our common stock issuable pursuant to conversion of Series A Preferred Stock, Series A-1 Preferred Stock, convertible notes, and warrants, representing beneficial ownership of approximately 86% of our outstanding common stock, on an as-converted to common stock basis. The notes held by Toucan Partners are currently convertible into common stock or Series A Preferred Stock at its election, at the price of $0.04, or Series A-1 Preferred Stock at the price of $1.60 per share. The Series A Preferred Stock and Series A-1 Preferred Stock is similarly convertible into common stock (at the rate of 1-for-1 in the case of Series A Preferred Stock and at the rate of 1-for-40 in the case of Series A-1 Preferred Stock). Finally, the warrants held by Toucan Capital and Toucan Partners are exercisable at exercise prices ranging from $0.01 to $0.04 per share. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Company management and Toucan Capital have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they can dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.
      In addition, Toucan Capital and Toucan Partners each has a right of first refusal to participate in our future issuances of debt or equity securities Also, under the terms of our Recapitalization Agreement, we are required to consult with Toucan Capital on how we conduct many aspects of our business. As a result, Toucan Capital has significant influence in regard to how we conduct our business, and with its stock ownership, could influence any matters requiring stockholder approval. This influence may cause us to conduct our business differently from the way we have in the past. The concentration of ownership may also delay, deter or prevent acts that would result in a change in control, which, in turn, could reduce the market price of our common stock.

There may not be an active, liquid trading market for our common stock.
      On December 14, 2001, our common stock was listed on the NASDAQ National Market. Prior to that time there was no public market for our common stock. On December 23, 2002, our common stock was delisted from the NASDAQ National Market and our common stock is currently listed on the Over The Counter Bulletin Board, or OTCBB, which is generally recognized as being a less active market than the NASDAQ National Market. You may not be able to sell your shares at the time or at the price desired.

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
      The market prices of the securities of biotechnology companies, particularly companies like ours without earnings and consistent product revenues, have been highly volatile and are likely to remain highly volatile in the future. This volatility has often been unrelated to the operating performance of particular companies. In the past, securities class action litigation has often been brought against companies that experience volatility in the market price of their securities. Moreover, market prices for stocks of biotechnology-related and technology companies occasionally trade at levels that bear no relationship to the operating performance of such companies. These market prices generally are not sustainable and are subject to wide variations. Whether or not meritorious, litigation brought against us following fluctuations in the trading prices of our securities could result in substantial costs, divert management’s attention and resources and harm our financial condition and results of operations.

Our incorporation documents, and bylaws and stockholder rights plan may delay or prevent a change in our management.
      Our amended and restated certificate of incorporation, bylaws and stockholder rights plan contain provisions that could delay or prevent a change in our management team. Some of these provisions:

•	authorize the issuance of preferred stock that can be created and issued by the board of directors without prior stockholder approval, commonly referred to as “blank check” preferred stock, with rights senior to those of common stock;

•	authorize our board of directors to issue dilutive shares of common stock upon certain events; and

•	provide for a classified board of directors
      These provisions could allow our board of directors to affect your rights as a stockholder since our board of directors can make it more difficult for common stockholders to replace members of the board. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt to replace our current management team. In addition, we are party to an investor rights agreement which includes protective provisions affording certain assurances to investors which could have the potential to discourage a change in control.

The resale, or the availability for resale, of the shares issued in the PIPE Financing could have a material adverse impact on the market price of our common stock.
      In March 2006, we entered into the PIPE Financing, consisting of a private placement of an aggregate of approximately 39.5 million shares and accompanying warrants to purchase an aggregate of approximately 19.7 million shares. In connection with the PIPE Financing, we agreed to register the resale of the shares of common stock sold in the PIPE Financing and the shares underlying the warrants issued in the PIPE Financing. Under the terms of the purchase agreement relating to the PIPE Financing, we are obligated to file the registration statement by May 19, 2006 and have the registration statement declared effective by July 3, 2006 (subject to potential extension to August 2, 2006 if the SEC reviews the registration statement). The resale of a substantial number of such shares, or even the availability of these shares for resale, could have a material adverse impact on our stock price.

Item 1B.	Unresolved Staff Comments
      None.

Item 2.	Properties
      We vacated our former 14,000 square foot facility, which housed administrative and laboratory space, on December 14, 2005. We continue to maintain our headquarters in Bothell, Washington where we currently sublease approximately 2,325 square feet of general administration space. Our current lease expires on December 31, 2006. We remain primarily liable, through September 30, 2006, for performance under the original July 1, 2003 lease with Benaroya Capital, which we subsequently assigned to a third party with Benaroya’s concurrence.

Item 3.	Legal Proceedings
Soma Arbitration
      We were parties to an engagement letter, dated October 15, 2003, with Soma Partners, LLC, or Soma, a New Jersey-based investment bank, pursuant to which we engaged them to locate potential investors. Pursuant to the terms of the engagement letter, any disputes arising between the parties would be submitted to arbitration in the New York metropolitan area. A significant dispute arose between the parties. Soma filed an arbitration claim against us with the American Arbitration Association in New York, NY claiming unpaid commission fees of $186,000 and seeking declaratory relief regarding potential fees for future transactions that may be undertaken by us with Toucan Capital. We vigorously disputed Soma’s claims on multiple grounds. We contended that we only owed Soma approximately $6,000.
      Soma subsequently filed an amended arbitration claim, claiming unpaid commission fees of $339,000 and warrants to purchase 6% of the aggregate securities issued to date, and seeking declaratory relief regarding potential fees for future financing transactions which may be undertaken by us with Toucan Capital and others, which could potentially be in excess of $4 million. Soma also requested the arbitrator award its attorneys’ fees and costs related to the proceedings. We strongly disputed Soma’s claims and defended ourselves.
      The arbitration proceedings occurred from March 8-10, 2005 and on May 24, 2005, the arbitrator ruled in our favor and denied all claims of Soma. In particular, the arbitrator decided that we did not owe Soma the fees and warrants sought by Soma, that we would not owe Soma fees in connection with future financings, if any, and that we had no obligation to pay any of Soma’s attorneys’ fees or expenses. The arbitrator agreed with us that the only amount we owed Soma was $6,702.87, which payment we made on May 27, 2005.
      On August 29, 2005, Soma filed a notice of petition to vacate the May 24, 2005 arbitration award issued by the Supreme Court of the State of New York.
      On December 30, 2005, the Supreme Court of the State of New York dismissed Soma’s petition, denying Soma’s August 29, 2005 motion to vacate the May 24, 2005 award.
      On February 3, 2006, Soma filed another notice of appeal with the Supreme Court of the State of New York. As of the date of the filing of this report, the Supreme Court of the State of New York has yet to act on this matter. We believe that Soma’s latest appeal is without merit and we intend to vigorously defend the appeal.
      We have no other legal proceeding pending at this time.

Item 4.	Submission of Matters to a Vote of Security Holders
      There were no matters submitted for stockholders’ approval in the quarter ended December 31, 2005.
PART II

Item 5.	Market for Registrant’s Common Stock and Related Stockholder Matters
Market Information and Price Range of Common Stock
      Our common stock is quoted on the OTCBB under the symbol “NWBT.OB” Public trading of our common stock commenced on December 14, 2001 on the NASDAQ National Market. Prior to that time, there was no public market for our stock. On December 23, 2002, our common stock was delisted from NASDAQ and subsequently commenced trading on the OTCBB. The following table summarizes our common stock’s high and low sales prices for the periods indicated as reported by the OTCBB. These prices do not include retail markups, markdowns or commissions.

	2004		2005

	High	Low	High	Low

4th Quarter	$0.06	$0.03	$0.17	$0.09
3rd Quarter	0.09	0.02	0.22	0.13
2nd Quarter	0.15	0.02	0.26	0.16
1st Quarter	0.28	0.12	0.70	0.03
      As of April 14, 2006, there were approximately 266 holders of record of our common stock. Such holders include any broker or clearing agencies as holders of record but exclude the individual stockholders whose shares are held by brokers or clearing agencies.
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
      The following table shows selected financial data for each of the years ending December 31, 2001 to December 31, 2005 and for the period from our inception through December 31, 2005 and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our financial statements and notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.

						Period from
						March 18,
						1996
	Years Ended December 31,					(Inception) to
						December 31,
	2001	2002	2003	2004	2005	2005

	(In thousands, except per share data)
Statement of Operations Data:
Total revenues	$129	$9	$529	$390	$124	$2,639
Operating costs and expenses
Cost of research material sales	67	7	79	40	12	382
Research and development	4,907	5,956	1,624	3,621	4,469	32,067
General and administrative	4,759	7,463	4,059	2,845	2,005	30,694
Depreciation and amortization	467	593	207	132	63	2,266
Loss on facility sublease	—	721	174	—	—	895
Asset impairment loss	—	1,032	904	130	—	2,066

Total operating costs and expenses	10,200	15,772	7,047	6,768	6,549	68,370

Loss from operations	(10,071)	(15,763)	(6,518)	(6,378)	(6,425)	(65,731)
Other Income (expense), net
Warrant valuation	—	—	—	(368)	—	(368)
Gain on sale of intellectual property to Medarex	—	2,840	816	—	—	3,656
Interest expense	(1,062)	(38)	(73)	(1,765)	(3,517)	(13,137)
Interest income	193	157	23	3	5	736

Net loss	(10,940)	(12,804)	(5,752)	(8,508)	(9,937)	(74,844)
Accretion of redemption value of mandatorily redeemable membership units and preferred stock	(379)	—	—	—	—	(1,872)
Series A preferred stock redemption fee	(1,700)	—	—	—	—	(1,700)
Beneficial conversion feature of series D convertible preferred stock	(4,274)	—	—	—	—	(4,274)

Net loss applicable to common stockholders	$(17,293)	$(12,804)	$(5,752)	$(8,508)	$(9,937)	$(82,690)

Net loss per share applicable to common stockholders — basic and diluted	$(6.57)	$(0.76)	$(0.30)	$(0.45)	$(0.52)

Weighted average shares used in computing basic and diluted net loss per share	2,631	16,911	18,908	19,028	19,068

	Years Ended December 31,

	2001	2002	2003	2004	2005

	(In thousands)
Balance Sheet Data:
Cash	$14,966	$2,539	$255	$248	$352
Working capital (deficit)	13,501	3,466	(392)	(5,353)	(11,502)
Total assets	19,476	7,572	871	558	631
Long-term obligations, net of current portion and discounts	123	378	49	12	3
Mandatorily redeemable convertible preferred stock	—	—	—	—	—
Convertible preferred stock	—	—	—	—	—
Total stockholders’ equity (deficit)	16,935	4,876	16	(5,217)	(11,418)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Plan of Operations
      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those statements included with this annual report.
Overview
      We have experienced recurring losses from operations, have a working capital deficit of $11.5 million and have a deficit accumulated during the development stage of $82.7 million at December 31, 2005.
Recapitalization
      Since the beginning of 2002, we recognized that we did not have sufficient working capital to fund our operations beyond 12 months and needed to raise additional capital from third parties in order to continue our clinical and research programs. In April 2002, we retained an investment bank to assist us in raising capital. Due to the economic climate in 2002 and declining stock prices of biotechnology companies in general, as well as our own stock price, we were unable to raise additional capital. In July 2002, we retained an additional investment banking firm to assist us in exploring various strategic options including raising additional capital, licensing our technology to a third party, or merging with another company. We contacted over 50 biotechnology companies and over 20 large pharmaceutical companies in an attempt to explore these options without success.
      From September 2002 through approximately September 2004, we reduced our staff from 67 to 8 employees, withdrew our investigational new drug application, or IND, for our Phase III clinical trial for hormone refractory prostate cancer and our IND for our Phase I trial for non-small cell lung cancer from the U.S. Food and Drug Administration, or FDA, and inactivated our Phase II clinical trial for brain cancer, which remained open with the FDA. In addition, we moved our corporate headquarters several times, each time to smaller facilities in order to reduce our monthly rent expense. During this time, we attempted to obtain capital from various sources, but were not successful. On November 13, 2003, we borrowed $335,000 from members of our management pursuant to a series of convertible promissory notes (and associated warrants to purchase an aggregate of 3.7 million shares of our common stock).
      Beginning in 2004, we undertook a significant recapitalization whereby we have raised an aggregate of approximately $14.5 million in gross proceeds from issuances of debt and equity through a series of private placements. These financings included:

•	the issuance of a series of convertible promissory notes to Toucan Capital in aggregate principal amount of approximately $6.75 million (and associated warrants to purchase an aggregate of 122.5 million shares of capital stock at exercise prices ranging from 0.01 to $0.04 per share) from February 2004 through September 2005. These notes accrued interest at 10% per annum from the respective issuance dates of the notes;

•	the issuance of a convertible promissory note to Toucan Partners, in principal amount of $400,000 (and associated warrants to purchase an aggregate of 4 million shares of capital stock at an exercise price of $0.04 per share) in November 2005. This note accrues interest at 10% per annum from the issuance date of the note;

•	the issuance of a series of non-convertible promissory notes to Toucan Partners, in the aggregate principal amount of $550,000. These notes accrue interest at 10% per annum from the respective issuance dates of the notes;

•	the sale of Series A Preferred Stock to Toucan Capital for aggregate gross proceeds of approximately $1.3 million (and associated warrants to purchase an aggregate of 13 million shares of Series A Preferred Stock at an exercise price of $0.04 per share) in January 2005; and

•	the sale of 39.5 million shares of common stock (and accompanying warrants to purchase an aggregate of 19.7 shares of common stock at an exercise price of $0.14 per share) to certain accredited investors (the “PIPE Financing”) for aggregate proceeds of approximately $5.5 million in April 2006.
      Subsequently, the Toucan Partners’ non-convertible notes were amended and restated in order to make them convertible on the same terms and conditions as the convertible notes previously issued to Toucan Capital and Toucan Partners, and warrants were issued to Toucan Partners in respect of the amended notes on the same terms and conditions as warrants were issued to Toucan Capital and Toucan Partners. In April 2006, Toucan Capital elected to convert all of its promissory notes, including all accrued interest thereon, into a newly designated series of preferred stock, Series A-1 Preferred Stock, in accordance with the terms of the notes at a conversion price of $1.60 per share. The Series A-1 Preferred Stock is substantially identical to Series A Preferred Stock with the exception of the issuance price per share and liquidation preference per share (which are $1.60 per share, rather than $0.04 per share in the case of Series A) and the ratio at which the shares are convertible into common stock (which is 1-for-40, or one share of A-1 Preferred Stock for forty shares of common stock, rather than 1-for-1 in the case of Series A).
      Simultaneously with Toucan Capital’s loan conversion, Alton Boynton, the Company’s President and Marnix Bosch, the Company’s Vice President of Vaccine Research, and Development, each elected to convert the principal and accrued interest on their respective loans into 2,195,771 and 491,948 shares of the Company’s common stock, and in conjunction with the PIPE Financing, exercised their warrants for the issuance of 1,895,479 and 424,669 shares of the company’s common stock, respectively.
      As a result of the financings described above, Toucan Capital holds:

•	an aggregate of 32.5 million shares of Series A Preferred Stock (convertible into an aggregate of 32.5 million shares of Common Stock as of April 17, 2006);

•	an aggregate of 4.82 million shares of Series A-1 Preferred Stock (convertible into an aggregate of 192.7 million shares of Common Stock as of April 17, 2006);

•	warrants to purchase an aggregate of 66 million shares of capital stock at an exercise price of $0.01 per share;

•	warrants to purchase an aggregate of 56.5 million shares of capital stock at an exercise price of $0.04 per share; and

•	warrants to purchase an aggregate of 13 million shares of Series A Preferred Stock at an exercise price of $0.04 per share.

      As a result of the financings described above, Toucan Partners holds:

•	convertible promissory notes in aggregate principal amount of $950,000, with accrued interest thereon of $26,300 as of April 17, 2006 (with such notes convertible as of April 17, 2006 into an aggregate of 24.4 million shares of capital stock at a conversion price of $0.04 per share); and

•	warrants to purchase an aggregate of 9.5 million shares of capital stock at an exercise price of $0.04 per share.
      The warrants held by Toucan Capital and Toucan Partners described above are fully vested and exercisable and generally have an exercise period of seven years from their respective dates of issuance.
      As a result of the PIPE Financing, the investors in the PIPE Financing hold:

•	an aggregate of 39.5 million shares of common stock; and

•	warrants to purchase an aggregate of 19.7 million shares of common stock at an exercise price of $0.14 per share.
      The investments made by Toucan Capital and Toucan Partners were made pursuant to the terms and conditions of a recapitalization agreement originally entered into on April 26, 2004, (which was subsequently amended and restated, and further amended) with Toucan Capital (as amended to date, the “Recapitalization Agreement”), which contemplated the possible recapitalization of the Company. As amended, the Recapitalization Agreement contemplates a bridge financing period and an equity financing period, with such equity financing period extending through December 31, 2006, or such later date as is mutually agreed by the Company and Toucan Capital. The Recapitalization Agreement includes a term sheet that outlines the terms of a potential equity financing, at Toucan Capital’s election, of up to $40 million through the issuance of new securities to Toucan Capital, Toucan Partners and a syndicate of other investors to be determined. However, neither Toucan Capital, Toucan Partners, nor any entity affiliated with either of them are obligated to invest any additional funds in the company
Series A Cumulative Convertible Preferred Stock and Series A-1 Cumulative Convertible Preferred Stock
      As described above, on January 26, 2005, we entered into a securities purchase agreement with Toucan Capital, pursuant to which it purchased 32.5 million shares of our Series A Preferred Stock at a purchase price of $0.04 per share, for an aggregate purchase price of $1.3 million. The Series A Preferred Stock:

(i) is entitled to cumulative dividends at the rate of 10% per year;

(ii) is entitled to a liquidation preference in the amount of its initial purchase price plus all accrued and unpaid dividends (to the extent of legally available funds);

(iii) has a preference over the common stock, and is on a pari passu basis with the Series A-1 Preferred Stock, with respect to dividends and distributions;

(iv) is entitled to participate on an as-converted basis with the common stock on any distributions after the payment of any preferential amounts to the Series A Preferred Stock and the Series A-1 Preferred Stock;

(v) votes on an as converted basis with the common stock and the Series A-1 Preferred Stock on matters submitted to the common stockholders for approval and as a separate class on certain other material matters; and

(vi) is convertible into common stock on a one-for-one basis (subject to adjustment in the event of stock dividends, stock splits, reverse stock splits, recapitalizations, etc.).
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
      As described above, in April 2006, Toucan Capital converted the aggregate principal amount, and all accrued interest thereon into an aggregate of 4.82 million shares of our newly designated Series A-1 Preferred Stock. The Series A-1 Preferred Stock is substantially identical to the Series A Stock described above, although its original issuance price and liquidation preference are $1.60 per share, and its conversion rate is initially 40 shares of common stock per share of Series A-1 Preferred Stock.
Toucan Capital Series A Warrant
      On January 26, 2005, we issued Toucan Capital a warrant, with a contractual life of 7 years, to purchase up to 13.0 million shares of Series A preferred stock with an exercise price of $0.04 per share. The number of shares issuable pursuant to the exercise of the warrant and the exercise price thereof is subject to adjustment in the event of stock splits, reverse stock splits, stock dividends and the like.
Toucan Partners Notes
      We have borrowed an aggregate of $950,000 from Toucan Partners from November 14, 2005 to March 9, 2006, comprised of the following loan transactions:

Date	Loan Principal	Due Date	Interest Rate

	(In thousands)
11/14/05	$400	11/14/06	10%
12/30/05	250	12/30/06	10%
03/09/06	300	03/09/07	10%

Total	$950

      Interest accrues on these notes at the rate of 10% per annum, based on a 365-day basis compounded annually from the respective original issuance dates of the notes. These notes are secured by a first priority security interest in all of our assets. The principal amount of, and accrued interest on, these notes, as amended, is convertible at Toucan Partners’ election into common stock or Series A Preferred Stock at a rate of $0.04 per share, or Series A-1 Preferred Stock at a rate of $1.60 per share.

Bridge Warrants

Toucan Capital
      In connection with the loans made by Toucan Capital, Toucan Capital holds a series of warrants to purchase capital stock as follows:

Issuance Date	Warrant Shares(1)

	(In thousands)
04/26/04	36,000	(2)
06/11/04	30,000	(2)
07/30/04	20,000	(3)
10/22/04	5,000	(3)
11/10/04	5,000	(3)
12/27/04	2,500	(3)
04/12/05	4,500	(3)
05/13/05	4,500	(3)
06/16/05	5,000	(3)
07/26/05	5,000	(3)
09/07/05	5,000	(3)

Total	122,500

(1)	These warrants have a seven year exercise period from their respective issuance dates. The foregoing warrants are exercisable for shares of convertible preferred stock if other investors have purchased in cash a minimum of $15 million of such convertible preferred stock, on the terms and conditions set forth in the Recapitalization Agreement. However, if, other investors have not purchased in cash a minimum of $15 million of such convertible preferred stock, on the terms and conditions set forth in the Recapitalization Agreement, these warrants shall be exercisable for any equity security and/or debt security and/or any combination thereof. As a result, these warrants are currently exercisable at the holder’s election, for shares of common stock or Series A Preferred Stock, or Series A-1 Preferred Stock.

(2)	Per share exercise price is $0.01 for common stock or Series A Preferred Stock or $0.40 per share for Series A-1 Preferred Stock.

(3)	Per share exercise price is $0.04 for common stock or Series A Preferred Stock or $1.60 per share for Series A-1 Preferred Stock.

Toucan Partners
      Toucan Partners holds a series of warrants to purchase capital stock as follows:

Issuance Date	Shares

(In thousands)(1)
11/14/05	4,000
04/17/06	5,500

Total	9,500

(1)	These warrants have a seven year exercise period from their respective issuance dates. The foregoing warrants are exercisable for shares of convertible preferred stock if other investors have purchased in cash a minimum of $15 million of such convertible preferred stock, on the terms and conditions set forth in the Recapitalization Agreement. However, if, other investors have not purchased in cash a minimum of $15 million of such convertible preferred stock, on the terms and conditions set forth in the Recapitalization Agreement, these warrants shall be exercisable for any equity security and/or debt security and/or any combination thereof. As a result, these warrants are currently exercisable at the holder’s election, for shares of common stock or Series A Preferred Stock, or Series A-1 Preferred Stock. Per share exercise price is $0.04 for common stock or Series A Preferred Stock or $1.60 per share for Series A-1 Preferred Stock.

Going Concern
      Our financial statements for the year ended December 31, 2005 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Nevertheless, we have experienced recurring losses from operations and have a deficit accumulated during the development stage of $82.7 million that raises substantial doubt about our ability to continue as a going concern and our auditors have issued an opinion, for the year ended December 31, 2005, which states that there is substantial doubt about our ability to continue as a going concern.
      If we are unable to continue as a restructured company, we intend to advance our dendritic cell-based product and monoclonal antibody candidates, pursue potential corporate partnerships for our monoclonal antibody candidates, and further consider other alternatives including the possible sale of some or all of our assets.
Expenses
      Operating costs and expenses consist primarily of research and development expenses, including clinical trial expenses when we are actively participating in clinical trials, and general and administrative expenses.
      Research and development expenses include salary and benefit expenses and costs of laboratory supplies used in our internal research and development projects.
      From our inception through December 31, 2005, we incurred costs of approximately $32.1 million associated with our research and development activities. Because our technologies are unproven, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization.
      General and administrative expenses include salary and benefit expenses related to administrative personnel, cost of facilities, insurance, legal support, as well as amortization costs of stock options granted to employees and warrants issued to consultants for their professional services.
      To date, our revenues have primarily been derived from the manufacture and sale of research materials, contract research and development services and research grants from the federal government. For the year ended December 31, 2005, we earned approximately $38,000 in revenues from the manufacture and sale of research materials. Effective December 31, 2005, we have withdrawn from selling research materials.
Critical Accounting Policies and Estimates
      Accounting principles generally accepted in the United States of America require our management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements, as well as the amounts of revenues and expenses during periods covered by our financial statements. The actual amounts of these items could differ materially from those estimates. Our accounting policies are described in more detail in Note 3 to our consolidated financial statements included elsewhere in this Form 10-K. We have identified the following as the most critical accounting policies and estimates used in this preparation of our consolidated financial statements.

Restructuring liabilities.
      When circumstances warrant, we may elect to discontinue certain business activities or change the manner in which we conduct ongoing operations. When such a change is made, management will estimate the costs to exit a business or restructure ongoing operations. The components of the estimates may include estimates and assumptions regarding the timing and costs of future events and activities that represent management’s best expectations based on known facts and circumstances at the time of estimation. Management periodically reviews its restructuring estimates and assumptions relative to new information, if any, of which it becomes aware. Should circumstances warrant, management will adjust its previous estimates to reflect what it then believes to be a more accurate representation of expected future costs. Because management’s estimates and assumptions regarding restructuring costs include probabilities of future events, such estimates are inherently vulnerable to changes due to unforeseen circumstances, changes in market conditions, regulatory changes, changes in existing business practices and other circumstances that could materially and adversely affect the results of operations.
      We recognized, for the year ended December 31, 2002, a liability of approximately $929,000 and a loss on facility sublease of $721,000, net of deferred rent write off in estimating the loss of economic benefit from vacating approximately 22,000 square feet of laboratory and administrative space at our prior facility in accordance with EITF 94-3, Accounting for Costs Associated with Exit or Disposal Activities.
      On June 30, 2003, we entered into a settlement agreement with Nexus Canyon Park, our prior landlord. Under this Settlement Agreement, Nexus Canyon Park agreed to permit premature termination of our prior lease and excuse us from future performance of lease obligations in exchange for 90,000 shares of our unregistered common stock with a fair value of $35,000 and Nexus’ retention of our $1.0 million security deposit. The settlement agreement resulted in an additional loss on facility sublease and lease termination of $174,000, net of deferred rent of $202,000. SFAS 146 Accounting for Costs Associated with Exit or Disposal Activities has replaced EITF 94-3 but similar charges may occur if we have to cancel our current lease or enter into other restructuring transactions.

Impairment of Long-Lived Assets
      As of December 31, 2005, we had approximately $53,000 of property and equipment, net of accumulated depreciation. In accounting for these long-lived assets, we make estimates about the expected useful lives of the assets, the expected residual values of the assets, and the potential for impairment based on events or circumstances. The events or circumstances could include a significant decrease in market value, a significant change in asset condition or a significant adverse change in regulatory climate. Application of the test for impairment requires judgment.
      During 2003, we recognized non-cash asset impairment losses totaling $987,000, on certain facilities and property and equipment resulting from our decisions to cancel our leases or vacate certain space. The losses on the equipment were determined based on actual sales or disposal of assets. We identified an indicator of impairment with respect to our leasehold improvements as a result of our decision to vacate our prior administrative space. Accordingly, we reduced the carrying value of the assets to their estimated fair value of zero.

Stock-Based Compensation
      We have adopted the disclosure-only provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). Accordingly, we apply Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for stock options. Pursuant to APB 25, we recognize employee stock-based compensation expense based on the intrinsic value of the option at the date of grant. Deferred stock-based compensation includes amounts recorded when the exercise price of an option is lower than the fair value of the underlying common stock on the date of grant. We amortize deferred stock-based compensation over the vesting period of the option using the graded vesting method.

      We record stock options granted to non-employees using the fair value approach in accordance with SFAS 123 and Emerging Issues Task Force Consensus Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. We periodically revalue the options to non-employees over their vesting terms. We determine the fair value of options granted to non-employees using the Black-Scholes option-pricing model. We have adopted the provisions of SFAS 123R, “Share-Based Payment (Revised 2004) as of January 1, 2006 using the modified prospective method with no restatement related to the stock awards outstanding as of December 31, 2005.
      Prior to our initial public offering, we determined the fair value of our common stock for purposes of these calculations based on our review of the primary business factors underlying the value of our common stock on the date these option grants were made or revalued, viewed in light of our initial public offering and the initial public offering price per share. The actual initial public offering price was significantly lower than the expected price used in determining compensation expense. Subsequent to our initial public offering, the fair value has been determined based on the price of the common stock as reported on the OTCBB.
      On an ongoing basis the estimate of expense for stock options and warrants is dependant on factors such as expected life and volatility of our stock. To the extent actual expense is different than that estimated, the actual expense that would have been recorded may be substantially different.

Revenue recognition
      The Company earns revenues through research grants and previously eared revenues through sale of research materials, providing research services to third parties. Revenues from sale of research materials are to multiple customers with whom there is no other contractual relationship and are recognized when shipped to the customer and title has passed.
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
      Because we are a development stage company, we do not allocate research and development costs on a project basis. We adopted this policy, in part, due to the unreasonable cost burden associated with accounting at such a level of detail and our limited number of financial and personnel resources. We shifted our focus, starting in 2002, from discovering, developing, and commercializing immunotherapy products to conserving cash and primarily concentrating on securing new working capital to re-activate our two DCVax® clinical trial programs. Our business judgment continues to be that there is little value associated with evaluating expenditures at the project level since all projects have either been discontinued and/or their respective activity reduced to a subsistence level.
      For the year ended December 31, 2005, of our net loss of approximately $9.9 million, approximately 45% of our expended resources were apportioned to the re-activation of our two DCVax® protocols. From our inception through December 31, 2005, we incurred costs of approximately $32.1 million associated with our research and development activities. Because our technologies are unproven, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization.

General and administrative:
      General and administrative expenses include administrative personnel related salary and benefit expenses, cost of facilities, insurance, travel, legal support, property and equipment depreciation, amortization of stock options and warrants, and amortization of debt discounts and beneficial conversion costs associated with our debt financing.
Year Ended December 31, 2004 Compared to the Year Ended December 31, 2005
      Total Revenues. Revenues decreased 68.2% from $390,000 for the year ended December 31, 2004 to $124,000 for the year ended December 31, 2005. The research material sales component of revenue decreased 27.0% from $52,000 for the year ended December 31, 2004 to $38,000 for the year ended December 31, 2005 as we ceased research materials sales effective December 31, 2005. Research grant and other income decreased 74.5% from $338,000 for the year ended December 31, 2004 to $86,000 for the year ended December 31, 2005. This decrease in grant revenue was attributable to the cessation of two research grant awards in the first quarter of 2005.
      Cost of Research Material Sales. Cost of research material sales decreased 70.0% from $40,000 for the year ended December 31, 2004 to $12,000 for the year ended December 31, 2005. This decrease was due to lower direct sales and related direct labor costs. We ceased research materials sales effective December 31, 2005.
      Research and Development Expense. Research and development expense increased 23.4% from $3.6 million for the year ended December 31, 2004 to $4.5 million for the year ended December 31, 2005. This increase was primarily due to increased expenditures for consultants in preparation of regulatory filings with the FDA and entering into a service agreement for drug manufacturing, regulatory advice, research and development related to preclinical activities.
      General and Administrative Expense. General and administrative expense decreased 29.5% from $2.8 million for the year ended December 31, 2004 to $2.0 million for the year ended December 31, 2005. This decrease was primarily due to the elimination of two positions in 2005 and continuing to focus on the October 9, 2002 directive from our Board of Directors to initiate immediate actions to conserve cash.
      Depreciation and Amortization. Depreciation and amortization decreased 52.2% from $132,000 for the year ended December 31, 2004 to $63,000 for the year ended December 31, 2005. This decrease was primarily due to our continued disposal of all equipment and facilities heretofore necessary for proof-of-principle research and development as we moved forward in focusing on our primary business strategy of recapitalizing the company in anticipation of re-initiating our two clinical trial vaccine prospects.
      Asset Impairment Loss. Asset disposal costs of $130,000 for the year ended December 31, 2004 primarily relates to the write-off of unused property and equipment associated with our vacating a 14,000 square foot laboratory and administrative space and entering a sublease for approximately 5,047 square feet of space in 2005 where such assets were not to be utilized.
      Total Other Income (Expense), Net. Interest expense increased 99.2% from $1.8 million for the year ended December 31, 2004 to $3.5 million for the year ended December 31, 2005. This increase was due primarily to recognizing interest expense relative to the debt discount and interest accretion associated with the November 13, 2003 secured convertible promissory note and warrant financing and the loans from Toucan Capital and Toucan Partners. Interest income increased from $3,000 for the year ended December 31, 2004 to $5,000 for the year ended December 31, 2005. This increase was primarily due to having comparable higher average cash balances during the year ended 2005.
      Warrant valuation. Our total committed outstanding obligations for shares of common stock exceeded our authorized shares on July 30, 2004, when an additional $2.0 million loan, convertible into common stock, was received from Toucan Capital and a warrant was issued. The fair value of the warrant in excess of the authorized shares was approximately $2.8 million and was recognized as a liability on July 30, 2004. This liability must be revalued at each reporting date with any change in valuation included in other income/(expense) until such time as enough shares are authorized to cover all potentially convertible instruments. Our stock price had declined from $0.04 at July 30, 2004 to $0.03 at September 30, 2004, resulting in a warrant valuation gain of approximately $717,000 recognized for the quarter ending September 30, 2004. Additional warrant liability of approximately $1.5 million was recognized for the respective fair market valuations of the additional loans, convertible into shares, received from Toucan Capital, with warrants, on October 22, November 10, and December 27, 2004, for the year ended December 31, 2004. The aggregate shares by which we exceeded our authorized shares were required to be re-valuated when our stockholders approved an increase in our authorized shares, from 125 million to 400 million shares, which was recorded on December 29, 2004 with the Delaware Secretary of State. The approximate $1.0 million change in fair market valuation during the fourth quarter was recognized in other income as additional expense. The aggregate warrant liability of approximately $4.7 million was reclassified to equity upon approval of the additional authorized shares on December 29, 2004. As of December 31, 2005 our total committed outstanding obligations for shares of common stock exceeded our authorized shares. We have recognized a liability totalling $604,000 representing the fair value of our obligations for shares of common stock in excess of our authorized shares. As we exceeded our authorized shares on December 31, 2005, no corresponding charges to the statement of operations were recorded for the year ended December 31, 2005.
Year Ended December 31, 2003 Compared to the Year Ended December 31, 2004
      Total Revenues. Revenues decreased 26.3% from $529,000 for the year ended December 31, 2003 to $390,000 for the year ended December 31, 2004. The research material sales component of revenue increased from $24,000 for the year ended December 31, 2003 to $52,000 for the year ended December 31, 2004. Research grant and other income decreased 33.1% from $505,000 for the year ended December 31, 2003 to $338,000 for the year ended December 31, 2004. This decrease in grant revenue was attributable to the cessation of one research grant awards in the first quarter of 2004.
      Cost of Research Material Sales. Cost of research material sales decreased 49.4% from $79,000 for the year ended December 31, 2003 to $40,000 for the year ended December 31, 2004. This decrease was due to lower direct labor costs associated with lower sales in 2004 and a decrease in direct advertising in 2004.
      Research and Development Expense. Research and development expense increased from $1.6 million for the year ended December 31, 2003 to $3.6 million for the year ended December 31, 2004. This increase was primarily due to increased expenditures for consultants in preparation of regulatory filings with the FDA and entering into a service agreement for drug manufacturing, regulatory advice, research and development related to preclinical activities.
      General and Administrative Expense. General and administrative expense decreased 29.9% from $4.1 million for the year ended December 31, 2003 to $2.8 million for the year ended December 31, 2004. This decrease was primarily due to the October 9, 2002 directive from our Board of Directors to initiate immediate actions to conserve cash and the resulting staff reductions.
      Depreciation and Amortization. Depreciation and amortization decreased 36.2% from $207,000 for the year ended December 31, 2003 to $132,000 for the year ended December 31, 2004. This decrease was primarily due to the disposal of approximately $337,000 of equipment and leasehold improvements for the year ended December 31, 2004.

      Loss on Facility Sublease and Lease Cancellation. Lease cancellation costs of $174,000 for the year ended December 31, 2003 are associated with the June 30, 2003 termination of our primary lease at our former facility and release from future lease obligations thereunder.
      Asset Impairment Loss. Asset disposal costs decreased 85.6% from $904,000 for the year ended December 31, 2003 to $130,000 for the year ended December 31, 2004. The 2003 impairment of $904,000 was primarily related to the write-off of leasehold improvements and equipment associated with the June 30, 2003 termination of our primary lease at our previous 38,000 square foot facility and our resulting move to another facility of approximately 14,000 square feet whereby such assets were not utilized. The 2004 impairment of $130,000 reflects continued recognition of the cost associated with non or underutilized equipment at the smaller 14,000 square foot facility.
      Total Other Income (Expense), Net. Interest expense increased from $73,000 for the year ended December 31, 2003 to $1.8 million for the year ended December 31, 2004. This increase was due primarily to recognizing interest expense relative to the debt discount associated with the secured convertible promissory note and warrants debt financing. Interest income decreased 87.0% from $23,000 for the year ended December 31, 2003 compared to $3,000 for the year ended December 31, 2004. This decrease was primarily due to the decline in market interest rates and having lower average cash balances during the year ended December 31, 2004.
      Warrant valuation. Our total committed outstanding obligations for shares of common stock exceeded our authorized shares on July 30, 2004 when an additional $2.0 million loan, convertible into common stock, was received from Toucan Capital and a warrant was issued. The fair value of the warrant in excess of the authorized shares was approximately $2.8 million and was recognized as a liability on July 30, 2004. This liability must be revalued at each reporting date with any change in valuation included in other income/(expense) until such time as enough shares are authorized to cover all potentially convertible instruments. Our stock price had declined from $0.04 at July 30, 2004 to $0.03 at September 30, 2004 resulting in a warrant valuation gain of approximately $717,000 recognized for the quarter ending September 30, 2004. Additional warrant liability of approximately $1.5 million was recognized for the respective fair market valuations of the additional loans, convertible into shares, received from Toucan Capital, with warrants, on October 22, November 10, and December 27, 2004, for the year ended December 31, 2004. The aggregate shares by which we exceeded our authorized shares were required to be re-valuated when our stockholders approved an increase in our authorized shares, from 125 million to 400 million shares, which was recorded on December 29, 2004 with the Delaware Secretary of State. The approximate $1.0 million change in fair market valuation during the fourth quarter was recognized in other income as additional expense resulting in a net increase in other income/(expense) of approximately $368,000 for the year ended December 31, 2004. The aggregate warrant liability of approximately $4.7 million was reclassified to equity upon approval of the additional authorized shares on December 29, 2004.
      Gain on Sale of Intellectual Property. The $816,000 gain was realized on the sale of royalty rights for the year ended December 31, 2003 and was negotiated based on the expected discounted net present value of the future 2% royalty obligation under that certain Assignment and License Agreement dated December 9, 2002 with Medarex and was received in cash on July 1, 2003.
Liquidity and Capital Resources

General Discussion
      We continue to face resource constraints in our operations. However, based on our December 31, 2005 payables balance we have only one significant unpaid invoice remaining outstanding as of April 12, 2006: approximately $1.9 million (inclusive of estimated late payment fees of approximately $271,700), owed to the contract manufacturer of our DCVax® product candidate, Cognate Therapeutics, Inc., a related party, as disclosed on our balance sheet. We also regularly incur large legal bills for patent filing and prosecution, and our payment of such invoices has often been 30-60 days in arrears. As of December 31, 2005, we had unpaid invoices of approximately $220,000 for general legal and for patent related legal fees. We have continued to incur charges from our contract manufacturer and legal counsel during 2006.
      In addition, as of March 31, 2006, we have (i) a net assessed tax liability to the State of Washington of approximately $344,000 with payment of the assessment due on demand, (ii) capital lease obligations of approximately $9,500, (iii) approximately $90,000 of earned and accrued but unpaid vacation and sick pay due employees, and (iv) an estimated liability due to Toucan Capital of approximately $700,000 for their incurred costs in connection with our recapitalization.
      Since 2004, we have undergone a significant recapitalization, pursuant to which Toucan Capital and Toucan Partners loaned us an aggregate of $7.7 million and purchased $1.3 million in equity. These funds enabled us to continue to operate, and advance the our programs, while attempting to raise additional capital. On March 30, 2006, we entered into the PIPE Financing with unrelated investors pursuant to which we raised aggregate gross proceeds of approximately $5.5 million.
      Toucan Capital has indicated in its Schedule 13D/ A, filed with the SEC on November 23, 2005, that it does not presently intend to provide further funding to us, although the Schedule 13D/ A discusses the possibility that future investments may be made by Toucan Partners and potentially other affiliates of Toucan Capital. It is uncertain whether Toucan Partners or any other entity affiliated with Toucan Capital will invest additional funds in the company.
      Gains on the sale of previously impaired equipment to third parties aggregated $97,000 for the year ended December 31, 2005. Our remaining assets are comprised of office furniture and fixtures. We do not expect to make further assets available for sale.
Contingency
      We received a pro-rata tax assessment of $492,000 on October 21, 2003 related to the abandonment of tenant improvements at a prior facility on which use tax payments to the State of Washington had been deferred, including the disposal and impairment of previously qualified tax deferred equipment. We appealed this assessment and were granted a partial reduction in the assessment on July 8, 2005. We filed an addendum to our appeal petition on December 2, 2005. The net assessment, through December 31, 2005, of approximately $336,000, inclusive of accrued interest, is being carried as an estimated liability on our balance sheet and is included in general and administrative expense. Final review of the addendum to the petition is expected to take several additional months. We may not be successful in further reducing this assessment and the assessment is subject to payment on demand.
      In February 2004, we filed a refund request of approximately $175,000 related to certain other state taxes previously paid to the State of Washington’s Department of Revenue. The finalization of this refund request is not expected until mid 2006. We may not be successful in our efforts to receive a tax refund.
      We have issued three promissory notes to Toucan Partners, pursuant to which it has loaned us an aggregate of $950,000. Toucan Partners has the right, as of April 17, 2006, to convert principal and interest on the above loans to acquire up to 24.5 million shares of our capital stock and to exercise warrants have the right to acquire up to an aggregate of 9.5 million shares upon exercise of warrants having a contractual life of 7 years. Including the 32.5 million shares of Series A Preferred Stock and the 4.82 million shares of Series A-1 Preferred Stock held by Toucan Capital, Toucan Capital and Toucan Partners collectively have beneficial ownership of approximately 394.6 million shares of our common stock, which represents beneficial ownership of approximately 86% as of April 17, 2006. Toucan Capital and Toucan Partners each has a right of first refusal to participate in our future issuances of debt or equity securities.
      As of April 12, 2006, we have approximately $3.5 million in cash. We believe, based on recurring and projected operating and associated financing costs, our cash will be sufficient to fund our operations for the next twelve months. For operating capital after that date we intend to seek additional funds from Toucan

Capital and its affiliates or other third parties. Toucan Capital, its affiliates or other third parties are not obligated to provide this funding to us.
      Any additional financing with Toucan Capital and its affiliates, or any other third party, is likely to be dilutive to stockholders and any debt financing, if available, may include additional restrictive covenants. If we are unable to obtain significant additional capital in the near-term, we may cease operations at anytime. We do not believe that our assets would be sufficient to satisfy the claims of all of our creditors in full. Therefore, if we were to pursue a liquidation it is highly unlikely that any proceeds would be received by our stockholders.
      Our financial statements as of and for the years ended December 31, 2004 and December 31, 2005 were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Nevertheless, we have experienced recurring losses from operations since inception, have a working capital deficit of $11.5 million, and have a deficit accumulated during the development stage of $82.7 million, as of December 31, 2005, that raises substantial doubt about our ability to continue as a going concern.
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
Sources of Cash

Federal Grants
      On April 8, 2003, we were awarded an NIH cancer research grant. The total first year grant award was approximately $318,000, was earned under the grant, and was recognized in revenue through the year ended December 31, 2003. The total award for fiscal 2004-2005 was approximately $328,000, comprised of approximately $198,000 authorized for direct grant research expenditures and approximately $130,000 authorized for use to cover our facilities and administrative overhead costs. This grant’s remaining $35,000 award was recognized in January 2005. This grant ended January 31, 2005.
      Effective September 10, 2004, we were awarded a small business innovation research grant. The grant award for $100,000 had an award period that commenced September 10, 2004. Approximately $59,000 was earned under the grant and recognized in revenue through the year ended December 31, 2004. The remaining $41,000 of the grant’s aggregate award was recognized through the three months ended March 31, 2005. This grant ended on September 9, 2005.

Research Reagent Sales
      On April 21, 2003, we announced our entry into the research reagents market. We earned approximately $38,000 in revenue for the year ended December 31, 2005 from the manufacture and sale of research materials. We ceased selling research materials on December 31, 2005.

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

Management Loans
      On November 13, 2003, we borrowed an aggregate of $335,000 from certain members of our current and former management. The notes accrue interest at an annual rate equal to the prime rate plus 2% and were originally (i) payable by July 12, 2005 and (ii) secured by substantially all of our assets not otherwise collateralized. We repaid $50,000, including interest of $1,674, on June 1, 2004 and repaid an additional $50,000, including interest of $4,497, on February 24, 2005. The notes were amended on April 26, 2004, April 12, 2005, June 16, 2005 and July 26, 2005 to extend the maturity dates. Two of the remaining notes, in the aggregate amount of $224,000, were amended on March 9, 2006 to extend the maturity date of the notes to June 15, 2006. The third remaining note, plus accrued interest, in the aggregate amount of approximately $13,000, was repaid in full on March 24, 2006. As part of the management loans, the lenders were issued warrants initially exercisable to acquire an aggregate of 3.7 million shares of our common stock, expiring November 2008, subject to certain anti-dilution adjustments, at an exercise price to be determined as follows: (i) in the event that we completed an offering of our common stock generating gross proceeds to us of at least $1 million, then the price per share paid by investors in that offering; or (ii) if we did not complete such an offering, then $0.18, which was the closing price of our common stock on the date of the financing. In connection with our April 26, 2004 recapitalization agreement, these warrants were amended to remove the anti-dilution provisions and set the warrant exercise price at the lesser of (i) $0.10 per share or (ii) a 35% discount to the average closing price during the twenty trading days prior to the first closing of the sale by us of convertible preferred stock as contemplated by the recapitalization agreement but not less than $0.04 per share. On April 17, 2006, the remaining outstanding principal and accrued interest on these management loans was converted into an aggregate of 2,687,719 shares of our common stock and the holders of these warrants exercised their warrants on March 27, 2006, on a net exercise basis, pursuant to which we issued them an aggregate of 2,320,148 shares of common Stock.

Toucan Capital Loans
      From February 2, 2004 through December 31, 2005, we issued thirteen promissory notes to Toucan Capital, pursuant to which Toucan Capital loaned us an aggregate of $6.75 million. As discussed above, Toucan Capital converted all of these promissory notes, including accrued interest, into shares of our Series A-1 Preferred Stock in April 2006.

Toucan Capital Series A Cumulative Convertible Preferred Stock
      On January 26, 2005, Toucan Capital purchased 32.5 million shares of our newly designated series A preferred stock at a purchase price of $0.04 per share, for an purchase price of $1.276 million, net of issue related costs of approximately $24,000.

Toucan Partners Loans
      From November 14, 2005 through March 9, 2006, we issued three promissory notes to Toucan Partners, LLC, an affiliate of Toucan Capital, pursuant to which Toucan Partners has loaned us an aggregate of $950,000. Payment is due under the notes upon written demand on or after the first anniversary of the respective note. Interest accrues at 10% per annum, compounded annually, on a 365-day year basis. As of April 17, 2006, these notes, principal plus accrued interest, are convertible into 24.4 million shares of our common stock at the election of Toucan Partners.

PIPE Financing
      On March 30, 2006, we entered into a securities purchase agreement (the “Purchase Agreement”) with a group of accredited investors pursuant to which we sold an aggregate of 39,467,891 shares of our common stock, at a price of $0.14 per share, and issued for no additional consideration, warrants to purchase up to an aggregate of 19,733,945 shares of our common stock. The transaction closed on April 4, 2006 and we received gross proceeds of $5,525,505, before offering expenses.
      The warrants expire five years after issuance, and are initially exercisable at a price of $0.14 per share, subject to adjustments under certain circumstances including certain issuances or deemed issuances of shares below $0.14 per share.
      Under the Purchase Agreement, we have agreed to register for resale under the Securities Act both the shares and the shares underlying the warrants (the “Warrant Shares”). Under the terms of the Purchase Agreement, we are required to file a registration statement with the SEC within 45 days after closing. We also agreed to other customary obligations regarding registration, including matters relating to indemnification, maintenance of the registration statement, payment of expenses, and compliance with state “blue sky” laws. We may be liable for liquidated damages to holders of the shares and the Warrant Shares (a) if the registration statement is not filed on or prior to May 19, 2006; (b) if the registration statement is not declared effective by the SEC on or prior to July 3, 2006 (subject to potential extension under certain circumstances); or (c) if the registration statement (after being declared effective) ceases to be effective in a manner, and for a period of time, that violates our obligations under the Purchase Agreement. The amount of the liquidated damages is, in aggregate, one percent (1%) per month of the aggregate purchase price of the shares, subject to a cap of ten percent (10%) of the aggregate purchase price of the shares.

Uses of Cash
      We used $4.4 million in cash for operating activities during the year ended December 31, 2004, compared to $4.2 million for the year ended December 31, 2005. The decrease of approximately 5.4% reflects a leveling off of expenditures and business activity associated with identifying future clinical trial sites, research and development expenditures related to preclinical activities, and gradual re-implementation of the manufacturing process for our two DCVax® clinical trial vaccines.
      We generated $161,000 in cash from investing activities for the year ended December 31, 2004 compared to $50,000 during the year ended December 31, 2005. The cash provided during 2005 is net of the aggregate $97,000 of proceeds from the sale of equipment and supplies and $43,000 in expenditures for computer equipment.
      We generated $4.3 million in cash from financing activities for the year ended December 31, 2004 primarily from the loans from Toucan Capital. We generated $4.2 million in cash from financing activities during the year ended December 31, 2005 consisting of (i) the January 26, 2005 sale of our newly designated series A preferred stock to Toucan Capital at a purchase price of $0.04 per share, for a net purchase price of $1.276 million, net of issue related costs of approximately $24,000, (ii) loans in the aggregate amount of $2.4 million from Toucan Capital, and (iii) loans in the aggregate amount of $650,000 from Toucan Partners.
Overview of Contractual Obligations
      We remain primarily liable for the performance of the provisions and obligations under our original June 18, 2003 lease, with Benaroya Capital Company, L.L.C. for 14,022 square feet of space at a building located in Bothell, Washington. This lease was for a term of 39 months commencing July 1, 2003 and terminating September 30, 2006. Effective December 15, 2004, with concurrence from Benaroya, we assigned this lease to MediQuest Therapeutics, Inc. Simultaneously, we entered into a sublease with MediQuest for approximately 5,047 square feet of administrative floor space. Our sublease was for a term of 12 months commencing December 15, 2004 and terminating December 31, 2005.
      On November 4, 2005, we entered into a lease agreement with The International Union of Operating Engineers Local 302 for 2,325 square feet of administrative space in a building located in Bothell, Washington. This lease is for a term of 12 months commencing January 1, 2006 and terminating December 31, 2006.

      The amounts below scheduled below are as of December 31, 2005 and reflect our current lease obligation as well as the potential lease liability remaining with Benaroya in the event we must cure any breach of the lease contract.
Tabular Disclosure of Contractual Obligations
As of December 31, 2005 (In thousands)

		Payments Due by Period

		Less
		Than			More than
Contractual Obligation	Total	1 Year	1-3 Years	3-5 Years	5 Years

Loans(1)	$7,400	$7,400	$—	$—	$—
Contract Manufacturing Agreement(2)	5,027	5,027	—	—	—
Capital Lease Obligations	13	10	3	—	—
Operating Lease Obligations	324	324	—	—	—

Total	$12,764	$12,761	$3	$—	$—

(1)	An aggregate of $7.4 million of these loans represents amounts payable to Toucan Capital pursuant to a series of convertible promissory notes which, subsequent to December 31, 2005, have been converted into shares of Series A-1 Preferred Stock.

(2)	On July 30, 2004, we entered an agreement with Cognate Therapeutics, Inc. The agreement includes a penalty of $2 million if cancelled after one year as well as payment for all services performed in winding down any ongoing activities.
      We have also entered into other collaborative arrangements under which we may be obligated to pay royalties or milestone payments if product development is successful. We do not anticipate that the aggregate amount of any royalty or milestone obligations under these arrangements will be material.
Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS 123R, Share-Based Payment (Revised 2004). SFAS 123R establishes standards for the accounting for transactions in which an entity receives employee services in exchange for the entity’s equity instruments or liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R eliminates the ability to account for share-based compensation using APB 25 and generally requires that such transactions be accounted for using a fair value method. The provisions of this statement are effective for financial statements issued for fiscal years beginning after June 15, 2005 and will become effective for the Company beginning with the first quarter of 2006. We will adopt SFAS 123R using the modified prospective method with no restatement and will record the related stock compensation expense commencing January 1, 2006 with respect to the stock options outstanding December 31, 2005. The impact that the adoption of this statement will have on the Company’s financial position and results of operations will be determined by share-based payments granted in future periods, as well as the fair value model and assumptions the Company will choose, which have not been finalized yet.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets — an Amendment of APB Opinion No. 29.” This statement amends APB 29 to eliminate an exception to the fair value measurement principle for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and were effective for the Company beginning in the third quarter of fiscal 2005. The adoption of this accounting principle did not have a significant impact on our financial position or results of operations.

      In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB 20 cumulative effect accounting with retroactive restatement of comparative financial statements. It applies to all voluntary changes in accounting principle and defines “retrospective application” to differentiate it from restatements due to incorrect accounting. The provisions of this statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and will become effective for the Company in 2006. The adoption of this accounting principle is not expected to have a significant impact on our financial position or results of operations.
      In June 2005, the FASB issued final FASB Staff Position FAS No. 143-1, “Accounting for Electronic Equipment Waste Obligations.” The statement addresses obligations associated with the European Union’s Directive on Waste Electrical and Electronic Equipment (the Directive). The Directive requires EU-member countries to adopt legislation to regulate the collection, treatment, recovery and environmentally sound disposal of electrical and electronic waste equipment. It distinguishes between products put on the market after August 15, 2005 (new waste) and products put on the market before that date (historical waste). The FSP addresses historical waste and directs companies to apply the provisions of SFAS 143, “Accounting for Asset Retirement Obligations,” to the obligation associated with historical waste. The FSP is effective for the first reporting period ending after June 8, 2005, or the date of adoption of the law by the applicable EU-member country, and became effective for the Company in the second quarter of 2005. This accounting principle did not have a significant impact on our financial position or results of operations. New waste will also be accounted for under SFAS 143, and the accounting for new waste is not expected to have a significant impact on our financial position or results of operations.
      In November 2005, the FASB issued final FASB Staff Position FAS No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The FSP provides an alternative method of calculating excess tax benefits (the APIC pool) from the method defined in FAS123R for share-based payments. A one-time election to adopt the transition method in this FSP is available to those entities adopting FAS 123R using either the modified retrospective or modified prospective method. Up to one year from the initial adoption of FAS 123R or effective date of the FSP is provided to make this one-time election. However, until an entity makes its election, it must follow the guidance in FAS 123R. FSP 123R-3 is effective upon initial adoption of FAS 123R and will become effective for the Company in the first quarter of 2006. We are currently evaluating the potential impact of calculating the APIC pool with this alternative method and have not determined which method we will adopt, nor the expected impact on our financial position or results of operations.
      In September 2005, the EITF reached consensus on Issue No. 05-08, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature.” EITF 05-08 is effective for financial statements beginning in the first quarter of 2006. The adoption of EITF 05-08 is not expected to have a significant impact on the Company’s financial position or results of operations.
      In September 2005, the EITF reached consensus on Issue No. 05-07, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues.” EITF 05-07 is effective for future modifications of debt instruments beginning in the first quarter of 2006. The adoption of EITF 05-07 is not expected to have a significant impact on the Company’s financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      Our exposure to market risk is presently limited to the interest rate sensitivity of our cash which is affected by changes in the general level of U.S. interest rates. We are exposed to interest rate changes primarily as a result of our investment activities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our cash in interest-bearing instruments, primarily money market funds. Due to the short-term nature of our cash, we believe that our exposure to market interest rate fluctuations is minimal. A hypothetical 10% change in short-term interest rates from those in effect at

December 31, 2005 would not have a significant impact on our financial position or our expected results of operations. Our interest rate risk management objective with respect to our borrowings is to limit the impact of interest rate changes on earnings and cash flows. Except for our loans from management, our debt is carried at a fixed 10% rate of interest. We do not have any foreign currency or other derivative financial instruments.

Item 8.	Financial Statements and Supplementary Data
Financial Statements
      Our financial statements required by this item are submitted as a separate section of this Form 10-K. See Item 15(a)(1) for a listing of financial statements provided in the section titled “Financial Statements.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures

(a)	Evaluation of disclosure controls, procedures, and internal controls
      Our President, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), has concluded that, as of December 31, 2005 our disclosure controls and procedures contained significant internal control weaknesses that, in the aggregate, represent material weaknesses.

Material Weakness Identified
      In connection with the preparation of our financial statements for the year ended December 31, 2005, certain significant internal control deficiencies became evident to management that, in the aggregate, represent material weaknesses, including,
      (i) lack of independent directors for our audit committee;
      (ii) lack of an audit committee financial expert;
      (iii) insufficient personnel in our finance/accounting functions;
      (iv) insufficient segregation of duties; and
      (v) insufficient corporate governance policies.
      As part of the communications by Peterson Sullivan, PLLC, or Peterson Sullivan, with our audit committee with respect to Peterson Sullivan’s audit procedures for fiscal 2005, Peterson Sullivan informed the audit committee that these deficiencies constituted material weaknesses, as defined by Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements,” established by the Public Company Accounting Oversight Board, or PCAOB.
      In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2006 assessment of the effectiveness of our internal control over financial reporting.
Item 9B.     Other Information
      On April 17, 2006, certain members of management elected to convert the outstanding principal and accrued interest on prior loans made by such individuals to us for an aggregate of 2,677,103 million shares of Common Stock, in accordance with the terms of their promissory notes which were previously outstanding. The details of the conversions are set forth in the table below:

Name	Principal	Interest	Total	Conversion Price	Shares Issued

Alton Boynton	$183,000	$36,577.16	$219,577.16	$0.10	2,195,771
Marnix Bosch	$41,000	$8,194.88	$49,194.88	$0.10	491,948
      In March, 2006, certain members of management elected to exercise warrants for common stock on a net exercise basis, pursuant to the terms of the warrants. The details of the exercises are set forth below:

Name	Warrant Shares(1)	Exercise Price	Net Shares(2)

Alton Boynton	2,033,333	$0.04	1,895,478
Marnix Bosch	455,555	$0.04	424,668

(1)	Represents the maximum number of shares for which the warrants were exercisable on a cash basis.

(2)	Represents the number of shares received on the exercise of the warrants pursuant to the net exercise of the warrants.
      On April 17, 2006, Toucan Capital elected to convert all of its promissory notes into shares of our Series A-1 Preferred Stock pursuant to the terms of these promissory notes which were previously outstanding. The Series A-1 Preferred Stock is substantially identical to the Series A Preferred Stock, except that (i) the issuance price and liquidation preference of the Series A-1 Preferred Stock are $1.60 per share (as opposed to $0.04 per share for the Series A Preferred Stock), and (ii) each share of Series A-1 Preferred Stock is convertible into 40 shares of Common Stock (as opposed to one share of Common Stock in the case of the Series A Preferred Stock). The foregoing differences result in the Series A-1 Preferred Stock being economically equivalent to the Series A Preferred Stock.
      A breakdown of Toucan Capital’s note conversions on April 17, 2006 is set forth below:

Loan Date	Principal	Accrued Interest(1)	Conversion Shares(2)

	(In thousands)	(In thousands)	(In thousands)
02/02/04	$50	$12	1,554
03/01/04	50	11	1,532
04/26/04	500	104	15,092
06/11/04	500	96	14,912
07/30/04	2,000	356	58,889
10/22/04	500	76	14,403
11/10/04	500	74	14,339
12/27/04	250	33	7,079
04/12/05	450	46	12,394
05/13/05	450	42	12,294
06/16/05	500	41	13,539
07/26/05	500	36	13,399
09/07/05	500	30	13,249

Total	$6,750	$957	192,675

(1)	Interest accrued at 10% per annum, based on a 365-day basis compounded annually from the respective original issuance dates of the notes.

(2)	The notes converted into Series A-1 Preferred Stock at a conversion price of $1.60 per share. Conversion shares presented in the table above represent shares of common stock issuable upon conversion of the Series A-1 Preferred Stock.

      In connection with Toucan Partner’s consenting to the PIPE Financing described above, we amended the second and third Toucan Partners notes to conform them to the same terms and conditions as the series of Toucan Capital notes and the first Toucan Partners note. The amendments of the Toucan Partners second and third notes made them convertible into equity on the same terms and conditions as the other Toucan Capital and Toucan Partners notes, and provided for issuance of warrants to purchase an aggregate of 9.5 million shares of capital stock at an exercise price of $0.04 per share.
      All of the securities described in this Item 9B were issued pursuant to exemptions from registration under the Securities Act provided by Section 3(a)(9) in exchange for outstanding securities of the company and for no other remuneration.
      The authorization and issuance on April 17, 2006, of the Series A-1 Preferred Stock described above impacts the rights of the holders of our common stock in that (i) the certificate of designations of Series A-1 Preferred Stock prohibits us from issuing dividends or making distributions to the holders of our common stock for so long as any shares of Series A-1 Preferred Stock are outstanding unless all accrued and unpaid dividends of the Series A-1 Preferred Stock are paid and an equivalent dividend or distribution is paid on each outstanding share of Series A-1 Preferred Stock; and (ii) grants the holders of Series A-1 Preferred Stock a liquidation preference equal to their original purchase price plus all accrued but unpaid dividends in the event of our acquisition, dissolution, liquidation or winding up. In addition, the holders of Series A-1 Preferred Stock generally vote together with the holders of common stock on an as-converted basis.
      On April 17, 2006, our board of directors adopted a Certificate of Designations, Preferences and Rights (the “Certificate”) of the Series A-1 Preferred Stock and we filed the Certificate with the Delaware Secretary of State on April 17, 2006. The Certificate provides, among other things, that the Series A-1 Preferred Stock (i) is entitled to cumulative dividends at the rate of 10% per year; (ii) is entitled to a liquidation preference equal to its initial purchase price plus all accrued and unpaid dividends; (iii) has a preference over the common stock, and is pari passu with the Series A Preferred Stock, with respect to dividends and distributions; (iv) is entitled to participate on an as-converted basis with the common stock and Series A Preferred Stock on any distributions after the payment of any preferential amounts to the Series A-1 Preferred Stock and the Series A Preferred Stock; (v) votes on an as-converted basis with the common stock and the Series A Preferred Stock on matters submitted to common stockholders for approval and as a separate class on certain other material matters; and (vi) is convertible into common stock on the basis of 40 shares of common stock per share of Series A-1 Preferred Stock (subject to adjustment in the event of stock dividends, stock splits, reverse stock splits, recapitalizations, etc. and in the event of certain dilutive issuances by us). The Certificate also provides that the consent of the holders of a majority of the Series A-1 Preferred Stock is required in the event that we elect to undertake certain significant business actions. The Certificate is filed as an exhibit to this annual report on Form 10-K and the foregoing description is qualified in its entirety by reference to the full text of the Certificate.
      On April 17, 2006, our board of directors adopted a Certificate of Amendment to the Certificate of Designations, Preferences and Rights (the “Amended Certificate”) of the Series A Preferred Stock and we filed the Amended Certificate with the Delaware Secretary of State on April 17, 2006. The Amended Certificate was adopted in order to conform certain rights, preferences and privileges of the Series A Preferred Stock to accommodate the issuance of the Series A-1 Preferred Stock described above. The Amended Certificate provides, among other things, that the Series A Preferred Stock (i) is pari passu with the Series A-1 Preferred Stock with respect to dividends and distributions (ii) is entitled to participate on an as-converted basis with the Common Stock and Series A-1 Preferred Stock on any distributions after the payment of any preferential amounts to the Series A Preferred Stock and the Series A-1 Preferred Stock; and (iii) votes on an as-converted basis with the Common Stock and the Series A-1 Preferred Stock on matters submitted to common stockholders for approval and as a separate class on certain other material matters.
      In conjunction with the conversion of Toucan Capital’s notes into Series A-1 Preferred Stock, on April 17, 2006, we entered into an Amended and Restated Investor Rights Agreement (the “IRA”) with Toucan Capital. The IRA implements the provisions of the binding term sheet we executed on April 26, 2004, under which Toucan Capital and other investors, such as Toucan Partners, who are holders of Series A or Series A-1 Preferred Stock receive registration rights in respect of the shares of common stock issuable upon conversion of the Series A Preferred Stock and Series A-1 Preferred Stock held by such investors, as well as the shares of common stock underlying the warrants held by such investors.
PART III
      We will file a definitive Information Statement for our 2006 Annual Meeting of Stockholders, or the 2006 Information Statement, with the SEC, pursuant to Regulation 14C, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2006 Information Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors and Executive Officers of the Registrant
      The information required by Item 10 is hereby incorporated by reference from our 2006 Information Statement under the captions “Election of Directors,” “Certain Additional Information about our Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics.”

Item 11.	Executive Compensation
      The information required by Item 11 is hereby incorporated by reference from our 2006 Information Statement under the caption “Compensation of Directors and Executive Officers.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      The information required by Item 12 is hereby incorporated by reference from our 2006 Information Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions
      The information required by Item 13 is hereby incorporated by reference from our 2006 Information Statement under the caption “Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services
      The information required by Item 14 is hereby incorporated by reference from our 2006 Information Statement under the caption “Independent Auditor Firm Fees.”

Item 15.	Exhibits, Financial Statement Schedules
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
(3) Exhibits
See Exhibit Index on page 84.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors
Northwest Biotherapeutics, Inc.
Bothell, Washington
We have audited the accompanying balance sheets of Northwest Biotherapeutics, Inc. (a development stage company) as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2005 and 2004, and for the period from March 18, 1996 (date of inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company’s financial statements for the period from March 18, 1996 (date of inception) through December 31, 2003, were audited by other auditors whose report, dated March 12, 2004, except as to Notes 1 and 12, which were as of April 26, 2004, expressed an unqualified opinion on those statements and included an explanatory paragraph that referred to substantial doubt about the Company’s ability to continue as a going concern. The financial statements for the period from March 18, 1996 (date of inception) through December 31, 2003, reflect a net loss of $64,245 (in thousands) of the accumulated deficit as of December 31, 2005. The other auditors’ report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such other auditors.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Northwest Biotherapeutics, Inc. (a development stage company) as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004, and for the period from March 18, 1996 (date of inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States.
The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring losses from operations since inception, has a working capital deficit, and has a deficit accumulated during the development stage. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Peterson Sullivan PLLC
January 25, 2006, except with respect to the subsequent events referred to in Note 13, the date for which is March 30, 2006
Seattle, Washington

Report of Independent Registered Public Accounting Firm
The Board of Directors
Northwest Biotherapeutics, Inc.:
      We have audited the accompanying statements of operations, stockholders’ equity (deficit) and comprehensive loss, and cash flows for the year ended December 31, 2003 and for the period from March 18, 1996 (inception) through December 31, 2003 (which period doesn’t appear herein) of Northwest Biotherapeutics, Inc. (a development stage company) (Company). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the results of Northwest Biotherapeutics, Inc.’s (a development stage company) operations and its cash flows for the year ended December 31, 2003 and the period from March 18, 1996 (inception) through December 31, 2003, in conformity with U.S. generally accepted accounting principles.
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
/s/ KPMG LLP
Seattle, Washington
March 12, 2004, except as to note 2, which is as of April 26, 2004

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,	December 31,
	2004	2005

	(In thousands)
ASSETS
Current assets:
Cash	$248	$352
Accounts receivable	11	17
Accounts receivable, related party	—	58
Prepaid expenses and other current assets	151	117

Total current assets	410	544

Property and equipment:
Leasehold improvements	69	—
Laboratory equipment	139	100
Office furniture and other equipment	104	96

	312	196
Less accumulated depreciation and amortization	(194)	(143)

Property and equipment, net	118	53
Restricted cash	30	31
Deposit and other non-current assets	—	3

Total assets	$558	$631

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable to related parties, net	$3,226	$6,683
Current portion of capital lease obligations	38	10
Accounts payable	469	443
Accounts payable, related party	984	3,353
Accrued expenses	201	117
Accrued expense, tax liability	494	336
Accrued expense, related party	316	500
Common stock warrant liability	—	604
Deferred grant revenue	35	—

Total current liabilities	5,763	12,046
Long-term liabilities:
Capital lease obligations, net of current portion	12	3

Total liabilities	5,775	12,049

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized and zero and 32,500,000 shares issued and outstanding at December 31, 2004 and 2005	—	33
Common stock, $0.001 par value; 300,000,000 shares authorized and 19,028,779 and 19,078,048 shares issued and outstanding at December 31, 2004 and 2005, respectively	19	19
Additional paid-in capital	67,524	71,220
Deferred compensation	(7)	—
Deficit accumulated during the development stage	(72,753)	(82,690)

Total stockholders’ equity	(5,217)	(11,418)

Total liabilities and stockholders’ equity	$558	$631

See accompanying notes to condensed financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

				Period from
				March 18, 1996
	Years Ended December 31,			(Inception) to
				December 31,
	2003	2004	2005	2005

	(In thousands except per share
	data)
Revenues:
Research materials sales	$24	$52	$38	$450
Contract research and development from related parties	—	—	—	1,128
Research grants and other	505	338	86	1,061

Total revenues	529	390	124	2,639

Operating costs and expenses:
Cost of research material sales	79	40	12	382
Research and development	1,624	3,621	4,469	32,067
General and administrative	4,059	2,845	2,005	30,694
Depreciation and amortization	207	132	63	2,266
Loss on facility sublease	174	—	—	895
Asset impairment loss	904	130	—	2,066

Total operating costs and expenses	7,047	6,768	6,549	68,370

Loss from operations	(6,518)	(6,378)	(6,425)	(65,731)
Other income (expense):
Warrant valuation	—	(368)	—	(368)
Gain on sale of intellectual property to Medarex	816	—	—	3,656
Interest expense	(73)	(1,765)	(3,517)	(13,137)
Interest income	23	3	5	736

Net loss	(5,752)	(8,508)	(9,937)	(74,844)
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	(1,872)
Series A preferred stock redemption fee	—	—	—	(1,700)
Beneficial conversion feature of Series D preferred stock	—	—	—	(4,274)

Net loss applicable to common stockholders	$(5,752)	$(8,508)	$(9,937)	$(82,690)

Net loss per share applicable to common stockholders — basic and diluted	$(0.30)	$(0.45)	$(0.52)

Weighted average shares used in computing basic and diluted loss per share	18,908	19,028	19,068

See accompanying notes to financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

							Deficit
							Accumulated
	Common Stock		Preferred Stock		Additional		During the	Total
					Paid-In	Deferred	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Equity (Deficit)

	(In thousands)
Balances at March 18, 1996	—	$—	—	—	$—	$—	$—	$—
Accretion of membership units mandatory redemption obligation	—	—	—	—	—	—	(106)	(106)
Comprehensive loss — net loss	—	—	—	—	—	—	(1,233)	(1,233)

Balances at December 31, 1996	—	—	—	—	—	—	(1,339)	(1,339)
Accretion of membership units mandatory redemption obligation	—	—	—	—	—	—	(275)	(275)
Comprehensive loss — net loss	—	—	—	—	—	—	(2,560)	(2,560)

Balances at December 31, 1997	—	—	—		—	—	(4,174)	(4,174)
Conversion of membership units to common stock	2,203	2	—	—	—	—	(2)	—
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	—	—	(329)	(329)
Comprehensive loss — net loss	—	—	—	—	—	—	(4,719)	(4,719)

Balances at December 31, 1998	2,203	2	—	—	—	—	(9,224)	(9,222)
Issuance of Series C preferred stock warrants for services related to sale of Series C preferred shares	—	—	—	—	394	—	—	394
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	—	—	(354)	(354)
Comprehensive loss — net loss	—	—	—	—	—	—	(5,609)	(5,609)

Balances at December 31, 1999	2,203	2	—	—	394	—	(15,187)	(14,791)
Issuance of Series C preferred stock warrants in connection with lease agreement	—	—	—	—	43	—	—	43
Exercise of stock options for cash	2	—	—	—	1	—	—	1
Issuance of common stock at $0.85 per share for license rights	5	—	—	—	4	—	—	4
Issuance of Series D preferred stock warrants in convertible promissory note offering	—	—	—	—	4,039	—	—	4,039
Beneficial conversion feature of convertible promissory notes	—	—	—	—	1,026	—	—	1,026
Issuance of Series D preferred stock warrants for services related to sale of Series D preferred shares	—	—	—	—	368	—	—	368
Issuance of common stock warrants in conjunction with issuance of promissory note	—	—	—	—	3	—	—	3
Cancellation of common stock	(275)	—	—	—	—	—	—	—

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND
COMPREHENSIVE LOSS — (Continued)

							Deficit
							Accumulated
	Common Stock		Preferred Stock		Additional		During the	Total
					Paid-In	Deferred	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Equity (Deficit)

	(In thousands)
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	—	—	(430)	(430)
Comprehensive loss — net loss	—	—	—	—	—	—	(12,779)	(12,779)

Balances at December 31, 2000	1,935	2	—	—	5,878	—	(28,396)	(22,516)
Issuance of Series D preferred stock warrants in conjunction with refinancing of note payable to stockholder	—	—	—	—	225	—	—	225
Beneficial conversion feature of convertible promissory note	—	—	—	—	456	—	—	456
Beneficial conversion feature of Series D preferred stock	—	—	—	—	4,274	—	(4,274)	—
Issuance of Series D preferred stock warrants for services related to the sale of Series D preferred shares	—	—	—	—	2,287	—	—	2,287
Exercises of stock options and warrants for cash	1,158	1	—	—	407	—	—	408
Issuance of common stock in initial public offering for cash, net of offering costs of $2,845	4,000	4	—	—	17,151	—	—	17,155
Conversion of preferred stock into common stock	9,776	10	—	—	31,569	—	—	31,579
Series A preferred stock redemption fee	—	—	—	—	—	—	(1,700)	(1,700)
Issuance of stock options to nonemployees for services	—	—	—	—	45	—	—	45
Deferred compensation related to employee stock options	—	—	—	—	1,330	(1,330)	—	—
Amortization of deferred compensation	—	—	—	—	—	314	—	314
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	—	—	(379)	(379)
Comprehensive loss — net loss	—	—	—	—	—	—	(10,940)	(10,940)

Balances at December 31, 2001	16,869	17	—	—	63,622	(1,016)	(45,689)	16,934
Issuance of unregistered common stock	1,000	1	—	—	199	—	—	200
Issuance of common stock, Employee Stock Purchase Plan	9	—	—	—	6	—	—	6
Issuance of common stock warrants to Medarex	—	—	—	—	80	—	—	80
Issuance of restricted stock to nonemployees	8	—	—	—	34	—	—	34

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND
COMPREHENSIVE LOSS — (Continued)

							Deficit
							Accumulated
	Common Stock		Preferred Stock		Additional		During the	Total
					Paid-In	Deferred	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Equity (Deficit)

	(In thousands)
Issuance of stock options to nonemployees for service	—	—	—	—	57	—	—	57
Issuance of stock options to employees	—	—	—	—	22	(22)	—	—
Cancellation of employee stock options	—	—	—	—	(301)	301	—	—
Exercise of stock options and warrants for cash	32	—	—	—	18	—	—	18
Deferred compensation related to employee restricted stock option	99	—	—	—	449	(449)		—
Cancellation of employee restricted stock grants	(87)	—	—	—	(392)	392	—	—
Amortization of deferred compensation, net	—	—	—	—	—	350	—	350
Comprehensive loss — net loss	—	—	—	—	—	—	(12,804)	(12,804)

Balances at December 31, 2002	17,930	18	—	—	63,794	(444)	(58,493)	4,875
Issuance of unregistered common stock to Medarex	1,000	1	—	—	199	—	—	200
Issuance of unregistered common stock to Nexus	90	—	—	—	35	—	—	35
Issuance of common stock warrants to Medarex	—	—	—	—	80	—	—	80
Issuance of warrants with convertible promissory note	—	—	—	—	221	—	—	221
Beneficial conversion feature of convertible promissory note	—	—	—	—	114	—	—	114
Issuance of common stock, Employee Stock Purchase Plan	4	—	—	—	—	—	—	—
Exercise of stock options and warrants for cash	8	—	—	—	—	—	—	—
Cancellation of employee restricted stock grants	(4)	—	—	—	(20)	20	—	—
Cancellation of employee stock options	—	—	—	—	(131)	131	—	—
Amortization of deferred compensation, net	—	—	—	—	—	240	—	240
Non-employee stock compensation	—	—	—	—	2	—	—	2
Comprehensive loss — net loss	—	—	—	—	—	—	(5,752)	(5,752)

Balances at December 31, 2003	19,028	$19	—	—	$64,294	$(53)	$(64,245)	$15
Issuance of warrants with convertible promissory note	—	—	—	—	1,711	—	—	1,711
Beneficial conversion feature of convertible promissory note	—	—	—	—	1,156	—	—	1,156
Issuance of common stock, Employee Stock Purchase Plan	1	—	—	—	—	—	—	—

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND
COMPREHENSIVE LOSS — (Continued)

							Deficit
							Accumulated
	Common Stock		Preferred Stock		Additional		During the	Total
					Paid-In	Deferred	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Equity (Deficit)

	(In thousands)
Cancellation of employee stock options	—	—	—	—	(5)	5	—	—
Amortization of deferred compensation, net	—	—	—	—	—	41	—	41
Warrant valuation		—	—		368	—	—	368
Comprehensive loss — net loss	—	—	—	—	—	—	(8,508)	(8,508)

Balances at December 31, 2004	19,029	$19	—	—	$67,524	$(7)	$(72,753)	$(5,217)
Issuance of unregistered common stock and preferred stock to Toucan Capital	—	—	32,500	33	1,243	—	—	1,276
Issuance of stock options to nonemployees for services	—	—	—	—	3	—	—	3
Issuance of warrants with convertible promissory note	—	—	—	—	1,878	—	—	1,878
Exercise of stock options and warrants for cash	49	—	—	—	4	—	—	4
Amortization of deferred compensation, net	—	—	—	—	—	7	—	7
Beneficial conversion feature of convertible promissory note	—	—	—	—	1,172	—	—	1,172
Common Stock warrant liability	—	—	—	—	(604)	—	—	(604)
Comprehensive loss — net loss	—	—	—	—	—	—	(9,937)	(9,937)

Balances at December 31, 2005	19,078	$19	32,500	$33	$71,220	$—	$(82,690)	$(11,418)

See accompanying notes to condensed financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND
COMPREHENSIVE LOSS — (Continued)
NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

				Period from
				March 18, 1996
	Years Ended December 31,			(Inception) to
				December 31,
	2003	2004	2005	2005

	(In thousands)
Cash Flows from Operating Activities:
Net Loss	$(5,752)	$(8,508)	$(9,937)	$(74,844)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	207	132	63	2,266
Amortization of deferred financing costs	—	—	—	320
Amortization of debt discount	42	1,559	2,908	10,258
Accrued interest converted to preferred stock	—	—	—	260
Accreted interest on convertible promissory note	2	192	603	797
Stock-based compensation costs	242	41	10	1,093
Loss (gain) on sale and disposal of equipment	—	(7)	41	516
Gain on sale of intellectual property and royalty rights	(816)	—	—	(3,656)
Gain on sale of property and equipment	(95)	(41)	(97)	(233)
Warrant valuation	—	368	—	368
Asset impairment loss	904	130	—	2,066
Loss on facility sublease	174	—	—	895
Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	(5)	(3)	(64)	(75)
Prepaid expenses and other current assets	660	(66)	34	349
Accounts payable and accrued expenses	(84)	1,809	2,289	5,153
Accrued loss on sublease	(266)	—	1	(265)
Deferred grant revenue	—	35	(35)	—
Deferred rent	110	(66)	—	410

Net Cash used in Operating Activities	(4,677)	(4,425)	(4,184)	(54,322)

Cash Flows from Investing Activities:
Purchase of property and equipment, net	(149)	—	(43)	(4,580)
Proceeds from sale of property and equipment	95	41	97	233
Proceeds from sale of intellectual property	816	—	—	1,816
Proceeds from sale of marketable securities	1,828	—	—	2,000
Refund of security deposit	(45)	45	(3)	(3)
Transfer of restricted cash	—	75	(1)	(1,035)

Net Cash (used in) provided by Investing Activities	2,545	161	50	(1,569)

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS — (Continued)

				Period from
				March 18, 1996
	Years Ended December 31,			(Inception) to
				December 31,
	2003	2004	2005	2005

	(In thousands)
Cash Flows from Financing Activities:
Proceeds from issuance of note payable to stockholder	—	—	—	1,650
Repayment of note payable to stockholder	—	—	—	(1,650)
Proceeds from issuance of convertible promissory note and warrants, net of issuance costs	335	4,350	3,050	12,799
Repayment of convertible promissory note	—	(52)	(54)	(106)
Borrowing under line of credit, Northwest Hospital	—	—	—	2,834
Repayment of line of credit to Northwest Hospital	—	—	—	(2,834)
Payment on capital lease obligations	(67)	(41)	(38)	(311)
Payment on note payable	(420)			(420)
Proceeds from issuance of preferred stock, net	—	—	1,276	28,708
Proceeds from exercise of stock options and warrants	—	—	—	220
Proceeds from issuance of common stock, net	—	—	4	17,373
Series A preferred stock redemption fee	—	—	—	(1,700)
Deferred financing costs	—	—	—	(320)

Net Cash provided by (used in) Financing Activities	(152)	4,257	4,238	56,243

Net increase (decrease) in cash	(2,284)	(7)	104	352
Cash at beginning of period	2,539	255	248	—

Cash at end of period	$255	$248	$352	$352

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$29	$12	$7	$1,396

Supplemental schedule of non-cash financing activities Equipment acquired through capital leases	$—	$—	$—	$285
Common stock warrant liability	—	4,714	604	5,318
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	1,872
Beneficial conversion feature of convertible promissory notes	—	2,766	3,050	6,842
Conversion of convertible promissory notes and accrued interest to Series D preferred stock	—	—	—	5,324
Issuance of Series C preferred stock warrants in connection with lease agreement	—	—	—	43
Issuance of common stock for license rights	—	—	—	4
Liability for and issuance of common stock and warrants to Medarex	280	—	—	840
Issuance of common stock to landlord	—	—	—	35
Deferred compensation on issuance of stock options and restricted stock grants	240	41	7	759

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS — (Continued)

				Period from
				March 18, 1996
	Years Ended December 31,			(Inception) to
				December 31,
	2003	2004	2005	2005

	(In thousands)
Cancellation of options and restricted stock grant	151	5	—	849
Financing of prepaid insurance through note payable	—	—	71	491
Stock subscription receivable	—	—	—	480

See accompanying notes to financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2003, 2004 and 2005

(1)	Organization and Description of Business
      Northwest Biotherapeutics, Inc. (the “Company”) was organized to discover and develop innovative diagnostics and immunotherapies for prostate cancer. During 1998, the Company incorporated as a Delaware corporation. Prior to 1998, the Company was a limited liability company, which was formed on March 18, 1996. The Company is a development stage company, has yet to generate significant revenues from its intended business purpose and has no assurance of future revenues. While in the development stage, the Company’s principal activities have included defining and conducting research programs, conducting clinical trials, raising capital and recruiting scientific and management personnel.

(2)	Operations and Financing
      The Company has experienced recurring losses from operations, has a working capital deficit of $11.5 million and has a deficit accumulated during the development stage of $82.7 million at December 31, 2005.
      On November 13, 2003, the Company borrowed an aggregate of $335,000 from certain members of its management which enabled the Company to continue operating into the first quarter of 2004. Net of repayments, the aggregate loan principal liability remaining at December 31, 2005 is $235,000, as more fully described in the following table:

Lender	Title	Principal

Alton L. Boynton, Ph.D.	Director, President, Chief Scientific Officer, Chief Operating Officer and Secretary	$183,000
Marnix Bosch, Ph.D.	Vice President of Vaccine Research and Development	41,000
Larry L. Richards	Former Controller	11,000

	Total	$235,000

      The notes initially had a 12-month term, accrued interest at an annual rate equal to the prime rate plus 2% and were secured by substantially all of the Company’s assets not otherwise collateralized. The aggregate principal amount of the original notes was $335,000 of which $50,000, including interest of $1,674, was repaid on June 1, 2004 and $50,000, including interest of $4,479, was repaid on February 24, 2005. In connection with the April 26, 2004 recapitalization agreement with Toucan Capital (the “Recapitalization Agreement”), holders of notes representing 70% of the outstanding principal amount of the notes agreed to amend their notes to set the conversion price at $0.10 per share and change the maturity date to November 12, 2004 in the event the Company raised at least $15 million in a financing prior to that time or May 12, 2005 if the Company had not completed a $15 million financing by May 12, 2005. The maturity date of two of the notes has been further extended to June 15, 2006 pursuant to amendments entered into on March 9, 2006. The note, plus accrued interest, in the aggregate amount of approximately $13,000 due to the former Controller was repaid in full on March 24, 2006.
      As part of the November 13, 2003 loan, the lenders were issued warrants initially exercisable to acquire an aggregate of 3.7 million shares of the Company’s common stock, expiring November 2008 subject to certain anti-dilution adjustments, at an exercise price to be determined as follows: (i) in the event that the Company completed an offering of its common stock generating gross proceeds of at least $1 million, then the price per share paid by investors in that offering; or (ii) if the Company did not complete such an offering, then $0.18, which was the closing price of its common stock on the date of the financing. In connection with the Recapitalization Agreement, the warrants were amended. The purpose of the amendment was to remove the anti-dilution provisions and set the warrant exercise price at the lesser of (i) $0.10 per share or (ii) a 35% discount to the average closing price during the twenty trading days prior to the first closing of the sale by the Company of convertible preferred stock as contemplated by the Recapitalization Agreement, but in any event not less than $0.04 per share.
      Proceeds from the offering were allocated between the notes and warrants on a relative fair value basis. The value allocated to the warrants on the date of the grant was approximately $221,000. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 3.36%, volatility of 194%, and a contractual life of 5 years. The value of the warrants was recorded as a deferred debt discount against the $335,000 proceeds of the notes. In addition, a beneficial conversion feature related to the Notes was determined to be approximately $221,000 but is capped at the remaining value originally allocated to the notes of approximately $114,000. As a result, the total discount on the notes equaled the face value of $335,000 which was fully amortized by December 31, 2004.

Toucan Capital Loans
      During 2004 and 2005, the Company entered into multiple agreements with Toucan Capital Fund II, L.P. (“Toucan Capital”) and its affiliate, Toucan Partners, LLC, (“Toucan Partners”), all of which relate to the recapitalization agreement originally entered into on April 26, 2004 with Toucan Capital, which contemplates the possible recapitalization of the Company. At Toucan Capital’s option, and if successfully implemented, the recapitalization could provide the Company with up to $40 million through the issuance of new securities to Toucan Capital and a syndicate of other investors to be determined. If the recapitalization is successful, Toucan Capital, Toucan Partners and the investor syndicate would potentially own, on a combined basis, over 95% of the outstanding capital stock of the Company. The proposed recapitalization would occur in two stages, a loan period, followed by a potential equity financing.
      The Company and Toucan Capital amended the Recapitalization Agreement on July 30, 2004, October 22, 2004, November 10, 2004, December 27, 2004, January 26, 2005, April 12, 2005, May 13, 2005, June 16, 2005, July 26, 2005, September 7, 2005 and November 14, 2005. The amendments (i) updated certain representations and warranties of the parties made in the Recapitalization Agreement, and (ii) made certain technical changes in the Recapitalization Agreement in order to facilitate the bridge loans described therein.
      The sixth amendment to the amended and restated binding term sheet, dated July 26, 2005, extended subsequent closings of the convertible preferred stock to December 31, 2006, or such later date as is mutually agreed by the Company and Toucan Capital.

      As part of the Company’s recapitalization, the Company borrowed an aggregate of $6.75 million from Toucan Capital, from February 2, 2004 through September 7, 2005, comprised of the following loan transactions and balances as of December 31, 2005:

				Accrued	Conversion	Warrant
Loan Date	Principal(1)	Due Date		Interest(2)	Shares(2)	Shares(3)(4)

	(In thousands)			(In thousands)	(In thousands)	(In thousands)
02/02/04	$50	06/01/06	(5)	$10	1,500	3,000	(6)
03/01/04	50	06/01/06	(5)	10	1,490	3,000	(6)
04/26/04	500	06/01/06	(5)	87	14,688	30,000	(6)
06/11/04	500	06/01/06	(5)	81	14,515	30,000	(6)
07/30/04	2,000	06/01/06	(5)	293	57,319	20,000	(7)
10/22/04	500	06/01/06	(5)	61	14,014	5,000	(7)
11/10/04	500	06/01/06	(5)	58	13,942	5,000	(7)
12/27/04	250	06/01/06	(5)	25	6,882	2,500	(7)
04/12/05	450	06/01/06	(5)	32	11,965	4,500	(7)
05/13/05	450	06/01/06	(5)	29	11,932	4,500	(7)
06/16/05	500	06/16/06		27	13,041	5,000	(7)
07/26/05	500	07/26/06		21	12,893	5,000	(7)
09/07/05	500	09/07/06		16	12,629	5,000	(7)

Total	$6,750			$750	186,810	122,500

(1)	The notes are secured by a first priority senior security interest in all of the Company’s assets.

(2)	Interest accrues at 10% per annum, based on a 365-day basis compounded annually from the respective original issuance dates of the notes.

(3)	The notes are convertible into, and the warrants are exercisable for, shares of convertible preferred stock if the convertible preferred stock is approved and authorized and other investors have purchased in cash a minimum of $15 million of such convertible preferred stock, on the terms and conditions set forth in the Recapitalization Agreement. However, if, for any reason, such convertible preferred stock is not approved or authorized and/or if other investors have not purchased in cash a minimum of $15 million of such convertible preferred stock, on the terms and conditions set forth in the Recapitalization Agreement, these notes shall be convertible into, and these warrants shall be exercisable for any equity security and/or debt security and/or any combination thereof.

(4)	Exercise period is 7 years from the issuance date of the convertible note except for the February 2, 2004 and March 1, 2004 warrants, which have an April 26, 2011 expiration date.

(5)	As of March 9, 2006, the maturity dates were extended to June 1, 2006.

(6)	Per share exercise price is $0.01.

(7)	Per share exercise price is $0.04.

Toucan Capital Loans and Related Beneficial Conversions, Warrant Valuations, and Amortization
      The loan funding period commenced on February 2, 2004 when the Company issued Toucan Capital an unsecured convertible promissory note in the amount of $50,000. On March 1, 2004, the Company issued Toucan Capital a secured convertible promissory note in the amount of $50,000. The notes were convertible at prices below the current price of the Company’s common stock at the date of issuance resulting in a beneficial conversion cost of approximately $100,000, which was amortized over the 12-month term of the notes. Amortization of deferred debt discount on both notes totalling approximately $88,000 and $12,000 was recorded for years ended December 31, 2004 and 2005, respectively. The related interest accretion on the notes totalling approximately $9,000 and $11,000 was recorded for the years ended December 31, 2004 and 2005, respectively.

      The Recapitalization Agreement stipulated that the February and March 2004 notes for $50,000 each were to be cancelled and reissued effective April 26, 2004 as two separate notes for $50,000 each and conforming to the conditions of the note signed for the April 26, 2004 bridge loan for $500,000. As a result, the notes issued in February and March 2004, respectively, (i) accrue interest at 10% per annum on a 365 day basis compounded annually from their respective original issuance dates, (ii) are secured by a first priority senior security interest in all of the Company’s assets, and (iii) have warrants with coverage equal to three hundred percent (300%) of the amount due under the bridge notes.
      Proceeds from the issuance of $4,250,000 and $2,400,000 senior convertible promissory notes and warrants during the years ended December 31, 2004 and 2005, respectively, were allocated between the notes and warrants on a relative fair value basis. The total value allocated to the warrants based on the date of each grant was approximately $1,611,000 and $1,527,000 for the years ended December 31, 2004 and 2005, respectively. The fair value of the warrants was determined using the Black-Scholes option pricing model based on the following assumptions:

	2004	2005

Risk-free interest rates	1.61% - 3.87%	2.86% - 4.03%
Contractual life	7 years	7 years
Expected volatility	218% - 239%	416% - 440%
Dividend yield	0%	0%
      The value of the warrants was recorded as a deferred debt discount against the $4,250,000 and $2,400,000 proceeds of the notes in each of the years ended December 31, 2004 and 2005, respectively. In addition, beneficial conversion features related to the notes were determined to be approximately $1,155,000 and $873,000. As a result, the total discount on the notes equalled the $2,766,000 and $2,400,000 during the years ended December 31, 2004 and 2005, respectively and is being amortized over the twelve-month terms of each of the notes. Amortization of deferred debt discount of approximately $1,178,000 and $2,643,000 was recorded for the years ended December 31, 2004 and 2005, respectively. Interest accretion on the notes of approximately $164,082 and $566,000 was recorded for the years ended December 31, 2004 and 2005, respectively.
      Based on the average closing price per share of the Company’s common stock for the twenty trading days prior to the January 26, 2005 sale of the series A stock, the warrant exercise price was fixed, pursuant to the terms thereof, at $0.04 per share on January 26, 2005. In connection with the first closing of the Equity Financing on January 26, 2005, the Company and Toucan Capital amended the October 22, November 10 and December 27, 2004 warrants to clarify that the exercise price of each of these warrants is $0.04 per share (subject to certain adjustments).

Toucan Partners Loans, Beneficial Conversion, Warrant Valuation, and Amortization
      The Company borrowed $650,000 from Toucan Partners, an affiliate of Toucan Capital, from November 14, 2005 to December 30, 2005, comprised of the following loan transactions:

			Interest	Conversion	Warrant
Loan Date	Principal(1)	Due Date	Rate(2)	Shares(3)	Shares(3)

	(In thousands)			(In thousands)	(In thousands)
11/14/05	$400	11/14/06	10%	10,150	4,000	(4)
12/30/05	250	12/30/06	10%	6,253	2,500	(5)

Total	$650			16,403	6,500

(1)	The notes are secured by a first priority senior security interest in all of the Company’s assets.

(2)	Interest accrues at 10% per annum, based on a 365-day basis compounded annually from the respective original issuance dates of the notes.

(3)	The notes are convertible into, and the warrants are exercisable for, shares of convertible preferred stock if the convertible preferred stock is approved and authorized and other investors have purchased in cash a minimum of $15 million of such convertible preferred stock, on the terms and conditions set forth in the Recapitalization Agreement. However, if, for any reason, such convertible preferred stock is not approved or authorized and/or if other investors have not purchased in cash a minimum of $15 million of such convertible preferred stock, on the terms and conditions set forth in the Recapitalization Agreement, these notes shall be convertible into, and the warrants shall be exercisable for, any equity security and/or debt security and/or any combination thereof.

(4)	Exercise period is 7 years from the issuance date of the note.

(5)	Exercise period is 7 years from April 17, 2006 (the issuance date of the warrant).
      Proceeds from the issuance of $400,000 senior convertible promissory notes and warrants on November 14, 2005 were allocated between the notes and warrants on a relative fair value basis. The value allocated to the warrants on the date of the grant was approximately $226,000. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 4.10%, volatility of 408%, and a contractual life of 7 years. The value of the warrants was recorded as a deferred debt discount against the $400,000 proceeds of the notes. In addition, a beneficial conversion feature related to the notes was determined to be approximately $174,000. As a result, the total discount on the note equalled $400,000 which is being amortized over the twelve-month term of the notes. Amortization of deferred debt discount of approximately $52,000 was recorded for the year ended December 31, 2005. Interest accretion on the note of approximately $5,100 was recorded for the year ended December 31, 2005.
      On December 30, 2005 the Company issued Toucan Partners a secured promissory note in the amount of $250,000. Interest accretion of approximately $68 was recognized during the year ended December 31, 2005.
      Subsequently, this note was amended and warrants were issued to Toucan Partners in respect of the non-convertible note and the non-convertible notes were amended and restated in order to make it convertible on the same terms and conditions as the convertible notes previously issued to Toucan Capital and Toucan Partners and to provide for the issuance of warrants on the same terms and conditions as the convertible note previously issued to Toucan Capital and Toucan Partners. Accordingly, the proceeds from the issuance of the note and warrants were allocated between the notes and warrants on a relative fair value basis. The value allocated to the warrants was $125,000. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 4.36%, volatility of 402% and a contractual life of 7 years. The value of the warrants was recorded as a deferred debt discount against the $250,000 proceeds of the note. In addition, a beneficial conversion feature related to the notes was determined to be approximately $125,000. As a result, the total discount on the note equalled $250,000 and is being amortized over the twelve-month term of the note.

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

(iii) has a preference over the common stock, and is pari passu with the Series A-1 Preferred Stock, with respect to dividends and distributions;

(iv) is entitled to participate on an as-converted basis with the common stock on any distributions after the payment of any preferential amounts to the Series A Preferred Stock and the Series A-1 Preferred Stock;

(v) votes on an as converted basis with the common stock and the Series A-1 Preferred Stock on matters submitted to the common stockholders for approval and as a separate class on certain other material matters; and

(vi) is convertible into common stock on a one-for-one basis (subject to adjustment in the event of stock dividends, stock splits, reverse stock splits, recapitalizations, etc.).
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
      In the event that the Company sells at least $15 million of convertible preferred stock for cash to investors other than Toucan Capital on the terms and conditions set forth in the Restated Recapitalization Agreement and the Term Sheet (a “Qualified Preferred Stock Financing”), the warrants will be exercisable only for shares of Convertible Preferred Stock. Unless and until the Company completes a Qualified Preferred Stock Financing, the warrants will be exercisable for any debt or equity security authorized for issuance by the Company (which currently consists of common stock, Series A Preferred Stock and Series A-1 Preferred Stock). The number of shares issuable pursuant to the warrants and the exercise prices thereof are subject to adjustment in the event of stock splits, reverse stock splits, stock dividends, and the like. The exercise price is also subject to downward adjustment in the event of certain dilutive issuances in which the Company sells or is deemed to have sold shares below the then applicable exercise price.

Liability For Potentially Dilutive Securities in Excess of Authorized Number of Common Shares
      In accordance with EITF 00-19, the Company accounts for potential shares that can be converted to common stock, that are in excess of authorized shares, as a liability that is recorded at fair value. Total potential outstanding common stock exceeded the Company’s authorized shares on December 30, 2005 when an additional $250,000 loan was received from Toucan Partners. This non-convertible note was amended and restated in order to make it convertible on the same terms and conditions as the convertible notes previously issued to Toucan Capital and Toucan Partners. The fair value of the warrants in excess of the authorized shares at December 31, 2005 was approximately $604,000 and was recognized as a liability on December 30, 2005. This liability is required to be evaluated at each reporting date with any change in value included in other income/(expense) until such time as enough shares are authorized to cover all potentially convertible instruments.
      Similarly, total potential outstanding common stock exceeded the Company’s authorized shares on July 30, 2004 when an additional $2.0 million loan, convertible into common stock, was received from Toucan Capital and additional warrants were issued. The fair value of the warrants in excess of the authorized shares was approximately $2.8 million and was recognized as a liability on July 30, 2004. During the fourth quarter of 2004, the Company received three additional loans from Toucan Capital, convertible into common stock totaling $1.25 million and additional warrants were issued. The total fair value of the warrants in excess of the authorized shares was approximately $1.5 million and was recognized as a liability at the dates of issuance of the convertible debt and warrants. This liability was evaluated at each reporting date and any changes in value were included in other income/(expense) until enough shares were authorized to cover all potentially convertible instruments. Effective December 29, 2004, the number of authorized common shares was increased to 300 million. The liability for potential shares in excess of total authorized shares was revalued at that date. This valuation resulted in a fourth quarter loss of approximately $1.0 million, due to net increases in the net fair value of related warrants at that date. This loss was offset against the September 30, 2004 gain of approximately $717,000 for a net loss as of

December 31, 2004 of approximately $368,000, included in the 2004 statement of operations as a warrant valuation.

Liquidity
      The Company’s actual cash needs will depend on many unpredictable factors, including the timing of research and development activities, the timeframe for successful development of an effective product, and the commercialization of such product, all of which includes the regulatory approval process. The regulatory approval process is uncertain, includes extensive pre-clinical testing and clinical trials of each product in order to establish its safety and effectiveness, can take many years and requires the expenditure of substantial resources. Also, the Company is appealing an assessed tax liability as discussed in note 8(c). As a result of these factors, the Company cannot accurately predict the amount or timing of future cash needs.
      Any additional financing with Toucan Capital or any other third party is likely to be dilutive to stockholders, and any debt financing, if available, may include additional restrictive covenants. If the Company is unable to obtain significant additional capital in the near-term, the Company may cease operations at anytime. The Company does not believe that its assets would be sufficient to satisfy the claims of all of its creditors and the liquidation preferences of its preferred stockholders in full. Therefore, if the Company were to pursue a liquidation it is highly unlikely that any proceeds would be received by the Company’s common stockholders.
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
      Cash consists of checking and money market accounts. While cash held by financial institutions may at times exceed federally insured limits, management believes that no material credit or market risk exposure exists due to the high quality of the institutions. The Company has not experienced any losses on such accounts.

(c)	Fair Value of Financial Instruments and Concentrations of Risk
      Financial instruments, consisting of cash, accounts receivable, restricted cash, accounts payable, accrued expenses, and capital lease obligations, are recorded at cost, which approximates fair value based on the short term maturities of these instruments.
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

      In January 2003, research materials sales were made to multiple customers, primarily in the United  States of America, with whom there were no other contractual relationships. Effective December 31, 2005, the Company no longer sells research materials.

(d)	Property and Equipment
      During 2003 and 2004, the Company determined that the carrying value of a significant part of its fixed assets was not recoverable, and recorded an impairment charge to reduce the carrying value of its long-lived assets to their estimated fair values. Property and equipment are stated at cost, as adjusted for any prior impairments. Property and equipment are depreciated or amortized over the following estimated useful lives using the straight-line method:

Leasehold improvements	Shorter of life of the lease or useful life
Laboratory equipment	5-7 years
Office furniture and other equipment	3-5 years
      Expenditures for maintenance and repairs are expensed as incurred. Gains and losses from disposal representing the difference between any proceeds received from the sale of property and equipment and the recorded values of the asset disposed are recorded in total operating costs and expenses.

(e)	Impairment of long-lived assets
      In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ((SFAS 144), long-lived assets including property and equipment are reviewed for possible impairment whenever significant events or changes in circumstances, including changes in our business strategy and plans, indicate that an impairment may have occurred. An impairment is indicated when the sum of the expected future undiscounted net cash flows identifiable to that asset or asset group is less than its carrying value. Long-lived assets to be held and used, including assets to be disposed of other than by sale, for which the carrying amount is not recoverable are adjusted to their estimated fair value at the date an impairment is indicated, which establishes a new basis for the assets for depreciation purposes. Long-lived assets to be disposed of by sale are reported at the lower of carrying amount or fair value less cost to sell. Impairment losses are determined from actual or estimated fair values, which are based on market values, net realizable values or projections of discounted net cash flows, as appropriate.

(f)	Restricted Cash
      Restricted cash of $31,000 and $30,000 as of December 31, 2005 and 2004, respectively represents a deposit to secure the Company’s credit limit on its corporate credit cards.

(g)	Operating Leases
      The Company recognizes lease expense on a straight-line basis over the initial lease term. The Company has operating leases on real property and equipment expiring at various dates through 2007. For leases that contain rent holidays or escalation clauses, the Company recognizes rent expense on a straight-line basis and record the difference between the rent expense and rental amount payable as deferred rent. As of December 31, 2005 and 2004, we did not have any deferred rent.

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
      Research and development costs are expensed as incurred. These costs include, but are not limited to, personnel costs, lab supplies, depreciation, amortization and other indirect costs directly related to the Company’s research and development activities.

(j)	Income Taxes
      Deferred income taxes are provided utilizing the liability method whereby the estimated future tax effects of carry forwards and temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those carry forwards and temporary differences are expected to be recovered or settled. The effect on the deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. A valuation allowance is recorded on deferred tax assets if it is more likely than not that such deferred tax assets will not be realized. Prior to 1998, the Company was an LLC and the Company’s tax losses and credits generally flowed directly to the members.

(k)	Stock-Based Compensation
      The Company accounts for its stock option plans for employees in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense related to employee stock options is recorded if, on the date of grant, the fair value of the underlying stock exceeds the exercise price. The Company applies the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees, and to provide pro-forma results of operations disclosures for employee stock option grants as if the fair-value-based method of accounting in SFAS No. 123 had been applied to those transactions.
      As required under SFAS No. 123, the pro forma effects of stock-based compensation on net loss are estimated at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models do not, in management’s opinion, necessarily provide a reliable single measure of the fair value of the Company’s employee stock options.
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

	Year Ended December 31,

	2003	2004	2005

Net loss applicable to common stockholders (in thousands)
As reported	$(5,752)	$(8,508)	$(9,937)
Add: Stock-based employee compensation expense included in reported net loss, net	240	41	7
Deduct: Stock-based employee compensation determined under fair value based method for all awards	(590)	(47)	(13)

Pro-forma net loss	$(6,102)	$(8,514)	$(9,943)

Net loss per share — basic and diluted:
As reported	$(0.30)	$(0.45)	$(0.52)

Pro-forma	$(0.32)	$(0.45)	$(0.52)

      The per share weighted average fair value of stock options granted during the year ended December 31, 2003 was $0.10. There were no stock options granted for the year ended December 31, 2004. The per share weighted average fair value of stock options granted during the year ended December 31, 2005 was $0.21 on the date of grant using the minimum-value method for grants prior to August 13, 2001 and an option valuation method that considers expected volatility for grants thereafter with the following assumptions:

	2003	2005

Risk-free interest rate	2.97%	3.53%
Expected life	5 years	5 years
Expected volatility	200%	403%
Dividend yield	0%	0%

(l)	Loss Per Share
      Basic loss per share is computed on the basis of the weighted average number of shares outstanding for the reporting period excluding 2,000 unvested restricted shares as of December 31, 2004. Diluted loss per share is computed on the basis of the weighted average number of common shares plus dilutive potential common shares outstanding using the treasury stock method. Any potentially dilutive securities are antidilutive due to the Company’s net losses. For the periods presented, there is no difference between the basic and diluted net loss per share.

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
      Because the Company is a development stage company it does not allocate research and development costs on a project basis. The Company adopted this policy, in part, due to the unreasonable cost burden associated with accounting at such a level of detail and its limited number of financial and personnel resources. The Company’s business judgment continues to be that there is little value associated with evaluating expenditures at the project level since the Company is focusing primarily on its lead clinical trial programs as most of the Company’s expenditures relate to those programs.
      For the year ended December 31, 2005, of the Company’s net loss of approximately $9.9 million, approximately 45% of its expended resources were apportioned to the re-activation of its two DCVax® clinical trial programs. From its inception through December 31, 2005, the Company incurred costs of approximately $32.1 million associated with its research and development activities. Because its technologies are novel and unproven, the Company is unable to estimate with any certainty the costs it will incur in the continued development of its product candidates for commercialization.

General and administrative:
      General and administrative expenses include administrative personnel related salary and benefit expenses, cost of facilities, insurance, travel, legal support, property and equipment depreciation, amortization of stock options and warrants, and amortization of debt discounts and beneficial conversion costs associated with the Company’s debt financing.

(n)	Recent Accounting Pronouncements
      In December 2004, the FASB issued SFAS 123R, Share-Based Payment (Revised 2004). SFAS 123R establishes standards for the accounting for transactions in which an entity receives employee services in exchange for the entity’s equity instruments or liabilities that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R eliminates the ability to account for share-based compensation using APB 25 and generally requires that such transactions be accounted for using a fair value method. The provisions of this statement are effective for financial statements issued for fiscal years beginning after June 15, 2005 and will become effective for the Company beginning with the first quarter of 2006. We will adopt SFAS 123R using the modified prospective method with no restatement and will record the related stock compensation expense commencing January 1, 2006 with respect to the stock options outstanding December 31, 2005. The impact that the adoption of this statement will have on the Company’s financial position and results of operations will be determined by share-based payments granted in future periods, as well as the fair value model and assumptions the Company will choose, which have not been finalized yet.
      In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets — an Amendment of APB Opinion No. 29.” This statement amends APB 29 to eliminate an exception to the fair value measurement principle for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The provisions of this statement are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005 and were effective for the Company beginning in the third quarter of fiscal 2005. The adoption of this accounting principle did not have a significant impact on our financial position or results of operations.

      In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB 20 cumulative effect accounting with retroactive restatement of comparative financial statements. It applies to all voluntary changes in accounting principle and defines “retrospective application” to differentiate it from restatements due to incorrect accounting. The provisions of this statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and will become effective for the Company in 2006. The adoption of this accounting principle is not expected to have a significant impact on our financial position or results of operations.
      In June 2005, the FASB issued final FASB Staff Position FAS No. 143-1, “Accounting for Electronic Equipment Waste Obligations.” The statement addresses obligations associated with the European Union’s Directive on Waste Electrical and Electronic Equipment (the “Directive”). The Directive requires EU-member countries to adopt legislation to regulate the collection, treatment, recovery and environmentally sound disposal of electrical and electronic waste equipment. It distinguishes between products put on the market after August 15, 2005 (new waste) and products put on the market before that date (historical waste). The FSP addresses historical waste and directs companies to apply the provisions of SFAS 143, “Accounting for Asset Retirement Obligations,” to the obligation associated with historical waste. The FSP is effective for the first reporting period ending after June 8, 2005, or the date of adoption of the law by the applicable EU-member country, and became effective for the Company in the second quarter of 2005. This accounting principle did not have a significant impact on our financial position or results of operations. New waste will also be accounted for under SFAS 143, and the accounting for new waste is not expected to have a significant impact on our financial position or results of operations.
      In November 2005, the FASB issued final FASB Staff Position FAS No. 123R-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The FSP provides an alternative method of calculating excess tax benefits (the APIC pool) from the method defined in FAS 123R for share-based payments. A one-time election to adopt the transition method in this FSP is available to those entities adopting FAS 123R using either the modified retrospective or modified prospective method. Up to one year from the initial adoption of FAS 123R or effective date of the FSP is provided to make this one-time election. However, until an entity makes its election, it must follow the guidance in SFAS 123R. FSP 123R-3 is effective upon initial adoption of FAS 123R and will become effective for the Company in the first quarter of 2006. We are currently evaluating the potential impact of calculating the APIC pool with this alternative method and have not determined which method we will adopt, nor the expected impact on our financial position or results of operations.
      In September 2005, the EITF reached consensus on Issue No. 05-08, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature.” EITF 05-08 is effective for financial statements beginning in the first quarter of 2006. The adoption of EITF 05-08 is not expected to have a significant impact on the Company’s financial position or results of operations.
      In September 2005, the EITF reached consensus on Issue No. 05-07, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues.” EITF 05-07 is effective for future modifications of debt instruments beginning in the first quarter of 2006. The adoption of EITF 05-07 is not expected to have a significant impact on the Company’s financial position or results of operations.

(4)	Stockholders’ Equity (Deficit)

(a)	Issuance of Unregistered Common Stock
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

(b)	Issuance of Unregistered Preferred Stock
      On January 26, 2005, we entered into a securities purchase agreement with Toucan Capital pursuant to which they purchased 32.5 million shares of our newly designated series A preferred stock at a purchase price of $0.04 per share, for an aggregate purchase price of approximately $1.3 million. The series A preferred stock:

(i) is entitled to cumulative dividends at the rate of 10% per year;

(ii) is entitled to a liquidation preference in the amount of its initial purchase price plus all accrued and unpaid dividends (to the extent of legally available funds);

(iii) has a preference over the common stock, and is pari passu with the Series A-1 Preferred Stock, with respect to dividends and distributions;

(iv) is entitled to participate on an as-converted basis with the common stock and the Series A-1 Preferred Stock on any distributions after the payment of any preferential amounts to the Series A Preferred Stock;

(v) votes on an as converted basis with the common stock and the Series A-1 Preferred Stock on matters submitted to the common stockholders for approval and as a separate class on certain other material matters; and

(vi) is convertible into common stock on a one-for-one basis (subject to adjustment in the event of stock dividends, stock splits, reverse stock splits, recapitalizations, etc.).
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

(c)	Stock Purchase Warrants
     Medarex
      On December 9, 2002, the Company entered into an assignment and license agreement with Medarex wherein the Company sold certain intellectual property to Medarex in exchange for certain of their intellectual property and received $3.0 million, consisting of $1.0 million in cash and two payments of $1.0 million each payable in common stock. The Company realized a total of $3.0 million in cash as all of the foregoing shares were sold within 30 days of their issuance in 2003. Additionally, a $400,000 payable of ours to Medarex was forgiven by Medarex. Pursuant to this agreement, the Company issued to Medarex 2.0 million unregistered shares of its common stock. The 2.0 million shares of unregistered common stock were issued as follows: (i) 1.0 million shares were issued on December 26, 2002 (ii) 500,000 shares were issued on January 8, 2003; and (iii) 500,000 shares were issued on February 9, 2003. Also in conjunction with the December 9, 2002 agreement with Medarex, the Company issued warrants to purchase unregistered common stock as follows: (i) on December 26, 2002, issued a warrant to purchase 400,000 shares of its common stock at an exercise price of $0.216 per share; (ii) on January 8, 2003, issued a warrant to purchase 200,000 shares of its common stock at an exercise price of $0.177 per share; and (iii) on February 9, 2003 issued the final warrant to purchase 200,000 shares of its common stock at an exercise price of $0.102 per share. The warrants may be exercised at any time after six-months following their issue date and prior to the tenth anniversary of the issue date.
      The fair value of the 800,000 warrant shares was $159,678 on the date of grant, which was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield 0%, risk-free interest rate of 4.17%, volatility of 191%, and an expected life of 10-years. As of December 31, 2002, one-half of the warrant value, $79,839, was recognized as an increase to additional paid in capital and $79,839 was recognized as a long-term liability, for the 400,000 warrant shares to be issued in 2003.
      The net gain recognized on this sale of intellectual property was $2.8 million, made up of the receipt of $3.0 million of cash and stock from Medarex and forgiveness of the $400,000 payable to Medarex, offset by the issuance of 2.0 million shares of unregistered common stock and warrants to purchase 800,000 shares of common stock valued at approximately $560,000.

Management Loan Warrants
      On November 13, 2003, the Company borrowed an aggregate of $335,000 from certain members of its current and former management. The lenders were issued warrants initially exercisable to acquire an aggregate of 3.7 million shares of the Company’s common stock, expiring November 2008 subject to certain anti-dilution adjustments, at an exercise price to be determined as follows: (i) in the event that the Company completed an offering of its common stock generating gross proceeds of at least $1 million, then the price per share paid by investors in that offering; or (ii) if the Company did not complete such an offering, then $0.18, which was the closing price of its common stock on the date of the financing. In connection with the Recapitalization Agreement, the warrants were amended. The purpose of the amendment was to remove the anti-dilution provisions and set the warrant exercise price at the lesser of (i) $0.10 per share or (ii) a 35% discount to the average closing price during the twenty trading days prior to the first closing of the sale by the Company of convertible preferred stock as contemplated by the Recapitalization Agreement, but not less than $0.04 per share. See further discussion of these loans and warrants in note (2) Operations and Financing.

Toucan Capital and Toucan Partners Warrants
      From February 1, 2004 through December 31, 2005, the Company has issued eleven warrants for 122.5 million shares of Company capital stock to Toucan Capital pursuant to which Toucan Capital has loaned the Company an aggregate of $6.75 million in loan financing, as more fully described in note (2) Operations and Financing.
      On January 26, 2005, we issued Toucan Capital a warrant, with a contractual life of 7 years, to purchase 13.0 million shares of series A preferred stock in connection with a securities purchase agreement pursuant to which Toucan Capital purchased 32.5 million shares of our newly designated series A preferred stock at a purchase price of $0.04 per share, for an aggregate purchase price of $1.3 million. The number of shares issuable pursuant to the exercise of the warrant and the exercise price thereof is subject to adjustment in the event of stock splits, reverse stock splits, stock dividends and the like, as more fully described in note (2) Operations and Financing.
      From November 14 through December 31, 2005, the Company issued warrants for 6.5 million shares of Company capital stock to Toucan Partners pursuant to which Toucan Partners loaned the Company $650,000 in loan financing, as more fully described in note (2) Operations and Financing.

      A summary of stock purchase warrants outstanding at December 31, 2005 is as follows:

		Weighted-
	Number	Average
Type of Warrant	Outstanding	Exercise Price

	(In thousands)
Common stock warrant	810	$0.24
Series A preferred stock warrants	142,000	$0.03
Series C preferred stock warrants(1)	235	$2.50
Series D preferred stock warrants(1)	324	$5.00
Common stock warrants issued in connection with convertible promissory notes	3,722	$0.04

(1)	The exercise of Series C and Series D Preferred Stock warrants will result in the issuance of an equal number of shares of the Company’s common stock with no issuance of preferred stock.
      The exercise of Series A Preferred Stock warrants will result in the issuance of an equal number of shares of the Company’s Series A Preferred Stock.

(d)	Stock Option Plans
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
      During the year ended December 31, 2004, the Company did not grant any stock options.
      During the year ended December 31, 2005, the Company granted non-qualified options to purchase an aggregate of 25,000 shares of common stock to a non-employee consultant with a weighted average exercise price of $0.21. The fair value of the underlying common stock is evaluated monthly for specific performance compliance with $510 of compensation expense recognized for the year ended December 31, 2005.

(i)	1998 Stock Option Plan (1998 Plan)

The Company’s 1998 Stock Option Plan (1998 Plan) has reserved 413,026 shares of common stock for stock option grants to employees, directors and consultants of the Company. As of December 31, 2005, net of forfeitures, a total of 337,146 shares remain available for granting under this plan.

(ii)	1999 Executive Stock Option Plan (1999 Plan)

The Company’s 1999 Executive Stock Option Plan (1999 Plan) has reserved 586,166 shares of common stock for issuance. As of December 31, 2005, net of forfeiture, a total of 420,956 shares remain available for granting under this plan.

(iii)	2001 Stock Option Plan (2001 Plan)

Under the 2001 Stock Option Plan (2001 Plan), 1,800,000 shares of the Company’s common stock have been reserved for grant of stock options to employees and consultants. Additionally, on January 1 of each year, commencing January 1, 2002, the number of shares reserved for grant under the 2001 Plan will increase by the lesser of (i) 15% of the aggregate number of shares available for grant under the 2001 Plan or (ii) 300,000 shares. As of December 31, 2005, net of forfeitures, a total of 2,423,320 shares remain available under this plan.

(iv)	2001 Non-employee Director Stock Incentive Plan

Under the 2001 Non-employee Director Stock Incentive Plan (2001 Director Plan), 200,000 shares of the Company’s common stock have been reserved for grant of stock options to non-employee directors of the Company. As of December 31, 2005, net of forfeitures, a total of 147,500 shares remain available under this plan.
      A summary of stock option activity is as follows:

	Options Outstanding

		Weighted-
	Number	Average
	of Shares	Exercise Price

	(In thousands except
	weighted average)
Balance at December 31, 2002	1,208	1.24
Granted	895	0.10
Exercised	(8)	0.00
Forfeited	(301)	1.27

Balance at December 31, 2003	1,794	0.71
Granted	—	—
Exercised	—	—
Forfeited	(930)	0.78

Balance at December 31, 2004	864	$0.63
Granted	25	0.21
Exercised	(49)	0.08
Forfeited	(97)	0.99

Balance at December 31, 2005	743	$0.60

      Additional information regarding stock options outstanding and exercisable at December 31, 2005 is as follows, in thousands, except option price and weighted average exercise price.

	Options Outstanding

		Weighted-		Options Exercisable
		Average
		Remaining	Weighted-		Weighted-
	Number	Contractual	Average	Number	Average
Range of Exercise Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price

	(In thousands except weighted average)
$0.00 - 0.50	430	7.6	$0.11	292	$0.11
0.51 - 1.01	188	4.0	0.85	188	0.85
1.02 - 2.02	102	5.3	1.25	102	1.25
2.03 - 5.05	23	6.0	4.93	23	4.94

$0.0000 - 5.05	743	6.3	$0.60	605	$0.71

      Options exercisable as of December 31, 2003, 2004 and 2005 totaled 1,078,000, 556,301 and 605,000, respectively.

(e) Common Stock Equivalents
      The following common stock equivalents on an as-converted basis were excluded from the calculation of diluted net loss per share, as the effect would be antidilutive.

	Years Ended December 31

	2003	2004	2005

	(In thousands)
Preferred stock	—	—	32,500
Common stock options	1,794	864	743
Common stock warrants	810	810	810
Convertible preferred stock warrants	559	559	13,599
Convertible promissory note	1,861	110,333	186,306
Convertible promissory note stock warrants	3,722	102,222	132,722

(f)	Employee Stock Purchase Plan
      In June 2001, the Company adopted an employee stock purchase plan which became effective upon consummation of the Company’s initial public offering and reserved 500,000 shares of common stock for issuance under this plan. Under this plan, employees may purchase up to 1,000 shares of the Company’s common stock during each six-month offering period commencing on April 1 and October 1 of each year. The purchase price of the common stock is equal to the lower of 85% of the market price on the first and last day of each offering period. As of December 31, 2005, a total of 14,374 shares have been issued under the plan.

(g)	Employee 401(k) Plan
      On August 19, 1999, the Company adopted a 401(k) Plan for certain eligible employees. Under the plan, an eligible employee may elect to contribute up to 60% of his or her pre-tax total compensation, not to exceed the annual limits established by the Internal Revenue Service. The Company will match their contribution at the rate of $0.50 for every employee contributed dollar with a maximum Company match of $3,000 annually. For the years ended December 31, 2003, 2004 and 2005, the Company contributed approximately $40,000; $17,000 and $15,000 of matching dollars, respectively.

(h)	Stockholder Rights Agreement
      On March 6, 2002, the Company adopted a Stockholder Rights Agreement, under which each common stockholder of record at the close of business on March 4, 2002 received a dividend of one right per share of common stock held. Each right entitles the holder to purchase one share of common stock from the Company at a price equal to $19.25 per share, subject to certain anti-dilution provisions. The rights become exercisable only in the event that a third party acquires beneficial ownership of, or announces a tender or exchange offer for, at least 15% of the then outstanding shares of the Company’s common stock and such acquisition or offer is determined by the Board of Directors to not be in the best interests of the stockholders. If the acquisition or offer were determined by the Board of Directors to be in the best interests of the stockholders, the rights may be redeemed by the Company for $0.0001 per right. The rights will expire on February 25, 2012, unless earlier redeemed, exchanged or terminated in accordance with the rights agreement.
      In connection with the Recapitalization Agreement, the Board of Directors and Mellon Investor Services LLC, its Rights Agent, on April 26, 2004, amended the Stockholder Rights Agreement. The definition of an “Acquiring Person” was amended to exclude Toucan Capital Fund II, L.P. and other investors selected by Toucan from the definition of “Acquiring Person” for those shares of the Company’s capital stock they acquire, or are deemed to beneficially own, in connection with the Recapitalization Agreement.

(5)	Related Party Transactions

(a)	Agreement with Medarex
      On June 20, 2003, under a First Amendment to Assignment and License Agreement with Medarex, the Company released Medarex from future royalty obligations in exchange for a cash payment of $816,000. The purchase price of $816,000 was negotiated based on the expected discounted net present value of a future 2% royalty obligation under that certain Assignment and License Agreement dated December 9, 2002. The Company received the cash payment on July 1, 2003. See further discussions regarding transactions with Medarex in Note 4.

(b)	Cognate Agreement
      The Company entered into a service agreement, dated July 30, 2004, with Cognate Therapeutics, Inc. Cognate is a contract manufacturing and services Organization (CRO), majority owned by Toucan Capital and two of the principals of Toucan Capital are board members of Cognate. The Company committed to utilizing Cognate’s services for a two year period related primarily to manufacturing its DCVax® product candidates, regulatory advice, research and development preclinical activities and managing clinical trials. Monthly expenditures ranged between approximately $250,000 and $487,000 during the years ending December 31, 2004 and 2005. The contract with Cognate includes a penalty of $2.0 million if cancelled after one year as well as payment for all services performed in winding down any ongoing activities. The Company entered into this contract after extensive consultations with an independent expert in the field of Good Manufacturing Practices (GMP), regulatory affairs, and clinical trial activities, as well as consultations with a former FDA Commissioner, and after considering the ability of other contract research and manufacturing organizations to comply with the Company’s requirement to rapidly commence technology transfers involving manufacturing, immune monitoring, and regulatory clinical advice and after obtaining approval of our Board of Directors. The Company did not find any other CRO who could meet its needs in order to rapidly restart its clinical programs. The Company believes entering into this agreement has given it an opportunity to restart its clinical and research programs much more efficiently and rapidly as opposed to rebuilding its infrastructure, internal GMP facilities, regulatory, clinical and research and development expertise. The Company recognized approximately $2.9 million and $3.5 million of costs relative to this agreement during the years ending December 31, 2004 and 2005, respectively. The costs are included in research and development expense.

(6)	Income Taxes
      There was no income tax benefit attributable to net losses for 2004 and 2005. The difference between taxes computed by applying the U.S. federal corporate rate of 34% and the actual income tax provisions in 2004 and 2005 is primarily the result of establishing a valuation allowance on the Company’s deferred tax assets arising primarily from tax loss carry forwards.
      The tax effects of temporary differences and tax loss and credit carry forwards that give rise to significant portions of deferred tax assets at December 31 are comprised of the following (in thousands):

	2003	2004	2005

Net operating loss carry forwards	$14,699	$17,126	$20,450
Research and development credit carry forwards	1,136	1,319	1,525
Depreciation and amortization	627	981	927
Other	355	313	325

Gross deferred tax assets	16,817	19,739	23,227
Less valuation allowance	(16,817)	(19,739)	(23,227)

Net deferred tax assets	$—	$—	$—

      The increase in the valuation allowance for deferred tax assets for 2003, 2004 and 2005 of $2.2 million, $2.9 million and $3.5 million, respectively, was due to the inability to utilize net operating losses and research and development credits.
      At December 31, 2005, the Company had net operating loss carry forwards for income tax purposes of approximately $60.1 million and unused research and development tax credits of approximately $1.5 million available to offset future taxable income and income taxes, respectively, expiring beginning 2018 through 2022. The Company’s ability to utilize net operating loss and credit carry forwards is limited pursuant to the Tax Reform Act of 1986, due to cumulative changes in stock ownership in excess of 50% such that some net operating losses may never be utilized.

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
      The Company leases its facilities and certain equipment. Effective December 15, 2004, the Company entered into a sublease with MediQuest for approximately 5,047 square feet of administrative floor space. The Company, however, remains primarily liable until September 30, 2006, for the performance of the provisions and obligations under the original June 18, 2003 lease, with Benaroya Capital Company, LLC, for the base rent in the amounts scheduled below. Commitments for minimum rentals under non-cancelable leases in effect as of December 31, 2005 are as follows:

	Capital	Operating
	Leases	Leases

	(in thousands)
2006	$11	$324
2007	3

Total minimum lease payments	14	$324

Less amount representing interest	1

Present value of minimum lease payments	13
Less current portion	10

	$3

      At December 31, 2004 and 2005, included in property and equipment are assets under capital leases totaling approximately $170,000 and $110,000, respectively, and related net accumulated amortization totaling approximately $129,000 and $109,000, respectively. Rent expense was approximately $635,000, $256,000, and $96,000 in 2003, 2004, and 2005, respectively

(b)	Legal Matters
      The Company signed an engagement letter with Soma Partners, LLC (“Soma”), a New Jersey-based investment bank dated October 15, 2003 pursuant to which the Company engaged them to locate potential investors. Pursuant to the terms of the engagement letter, any disputes arising between the parties would be submitted to arbitration in the New York metropolitan area. A significant dispute arose between the parties. Soma filed an arbitration claim against the Company with the American Arbitration Association in New York, NY claiming unpaid commission fees of $186,000 and seeking declaratory relief regarding potential fees for future transactions that may be undertaken by us with Toucan Capital. The Company vigorously disputed Soma’s claims on multiple grounds, contending the Company only owed Soma approximately $6,000.
      Soma subsequently filed an amended arbitration claim, claiming unpaid commission fees of $339,000 and warrants to purchase 6% of the aggregate securities issued to date, and seeking declaratory relief regarding potential fees for future financing transactions which may be undertaken by the Company with Toucan Capital and others, which could potentially be in excess of $4 million. Soma also requested the arbitrator award its attorneys’ fees and costs related to the proceedings. The Company strongly disputed Soma’s claims and defended itself.
      The arbitration proceedings occurred from March 8-10, 2005 and on May 24, 2005, the arbitrator ruled in favor of the Company and denied all claims of Soma. In particular, the arbitrator decided that the Company did not owe Soma the large fees and warrants sought by Soma, that the Company would not owe Soma fees in connection with future financings, if any, and that the Company had no obligation to pay any of Soma’s attorneys’ fees or expenses. The arbitrator agreed with the Company that the only amount owed Soma was $6,702.87, which payment was made on May 27, 2005.
      On August 29, 2005, Soma filed a notice of petition to vacate the May 24, 2005 arbitration award issued by the Supreme Court of the State of New York.
      On December 30, 2005, the Supreme Court of the State of New York dismissed Soma’s petition, denying Soma’s August 29, 2005 motion to vacate the May 24, 2005 award in the Company’s favor.
      On February 3, 2006, Soma filed another notice of appeal with the Supreme Court of the State of New York. As of the date of the filing of this report, the Supreme Court of the State of New York has yet to act on this matter. The Company believes that this latest appeal is without merit and intends to vigorously defend the appeal.

      The Company has no other legal proceeding pending at this time.

(c)	Sales Tax Assessment
      The Company received a pro-rata tax assessment of $492,000 on October 21, 2003 related to the abandonment of tenant improvements at a prior facility on which use tax payments to the State of Washington had been deferred, including the disposal and impairment of previously qualified tax deferred equipment. The Company appealed this assessment and was granted a partial reduction in the assessment on July 8, 2005. The Company filed an addendum to its appeal petition on December 2, 2005. The net assessment, through December 31, 2005, of approximately $336,000, inclusive of accrued interest, is being carried as an estimated liability on the Company’s balance sheet and is included in general and administrative expense. Final review of the addendum to the petition is expected to take several additional months. The Company may not be successful in further reducing this assessment and the assessment is subject to payment on demand.
      In February 2004, the Company filed a refund request of approximately $175,000 related to certain other state taxes previously paid to the State of Washington’s Department of Revenue. The finalization of this refund request is not expected until mid-2006. The Company may not be successful in its efforts to receive a tax refund.

(9)	Notes Payable

(a)	Notes Payable to Related Parties.

Management Loans
      On November 13, 2003, the Company borrowed an aggregate of $335,000 from members of its current and former management, as more fully described in note (2) Operations and Financing.

Toucan Capital Loans
      From February 1, 2004 through September 7, 2005, the Company issued thirteen promissory notes to Toucan Capital pursuant to which Toucan Capital loaned the Company an aggregate of $6.75 million in bridge loan financing as more fully described in note (2) Operations and Financing.

Toucan Partners Loans
      From November 14, 2005 through December 30, 2005, the Company issued two promissory notes to Toucan Partners pursuant to which Toucan Partners loaned the Company an aggregate of $650,000 in loan financing, as more fully described in note (2) Operations and Financing.

(10)	Unaudited Quarterly Financial Information (in thousands, except loss per share data)
      The following table contains selected unaudited statement of operations information for each of the quarters in 2004 and 2005. The Company believes that the following information reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2004	2004	2004	2004

Total revenues	$127	$116	$91	$56
Net loss applicable to common stockholders	$(828)	$(1,019)	$(2,266)	$(4,395)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2004	2004	2004	2004

Net loss per share applicable to common stockholders — basic and diluted	$(0.04)	$(0.05)	$(0.12)	$(0.24)
Weighted average shares used in computing basic and diluted loss per share	19,025	19,026	19,026	19,026

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2005	2005	2005	2005

Total revenues	$87	$8	$15	$14
Net loss applicable to common stockholders	$(2,526)	$(2,638)	$(2,782)	$(1,987)
Net loss per share applicable to common stockholders — basic and diluted	$(0.13)	$(0.14)	$(0.15)	$(0.10)
Weighted average shares used in computing basic and diluted loss per share	19,035	19,078	19,078	19,078

(11)	Loss on Sublease
      On June 30, 2003, the Company entered into a Settlement Agreement with Nexus Canyon Park, its landlord of a Bothell, Washington facility. Under this Settlement Agreement, Nexus Canyon Park agreed to permit premature termination of the lease and excuse the Company from future performance of lease obligations in exchange for 90,000 shares of its unregistered common stock with a fair value of $35,000 and Nexus’ retention of the Company’s $1.0 million lease security deposit. The Settlement Agreement resulted in an additional loss on facility sublease and lease termination of $174,000, net of deferred rent of $202,000.

(12)	Impairment and Disposal of Long-lived Assets
      Upon signing the June 30, 2003 lease cancellation with Nexus, its prior landlord with respect to the entire prior leased space, the Company on September 30, 2003 recorded an additional loss on disposal of assets of approximately $904,000 primarily related to leasehold improvements and equipment that were not utilized in its new facility of 14,000 square feet.
      The Company subsequently vacated its 14,000 square foot laboratory and administrative space on December 15, 2004 and entered a sublease at the same facility for approximately 5,047 square feet of strictly administrative space. The Company sold, disposed, or impaired $337,000 of fixed assets, in the third and fourth quarters of 2004, recognizing a loss on retirement of fixed assets of approximately $83,000, net of depreciation, and cash received of approximately $41,000, the net of which is included in general and administrative expenses as of December 31, 2004.
      The Company vacated the 5,045 square foot facility when signing a new sublease on November 4, 2005, and moving to a smaller administrative only facility of 2,325 square feet on December 31, 2005. The Company sold, disposed, or impaired $159,000 of fixed assets and leasehold improvements, in the third and fourth quarters of 2005, recognizing a loss on retirement of fixed assets of approximately $41,000, net of depreciation, and cash received of approximately $97,000, the net of which is included in general and administrative expenses as of December 31, 2005.

(13)	Subsequent Events

Loan Agreement
      On March 9, 2006, the Company issued Toucan Partners a secured promissory note in the principal amount of $300,000 with repayment due upon written demand on or after the first anniversary of the note. Interest accrues at the rate of 10% per annum, compounded annually, on a 365-day year basis.

      Subsequently, the non-convertible note was amended and restated in order to make it convertible on the same terms and conditions as the convertible notes previously issued to Toucan Capital and Toucan Partners, and warrants were issued to Toucan Partners on the same terms and conditions as warrants were previously issued to Toucan Capital and Toucan Partners.

Private Placement
      On March 30, 2006, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with a group of accredited investors pursuant to which the Company agreed to sell an aggregate of 39,467,891 shares of its common stock, at a price of $0.14 per share, and to issue, for no additional consideration, warrants to purchase up to an aggregate of approximately 19.7 million shares of Company common stock. The Company received gross proceeds of $5,525,505, before offering expenses.
      The Warrants expire five years after issuance, and are initially exercisable at a price of $0.14 per share, subject to adjustments under certain circumstances.
      Under the Purchase Agreement, the Company has agreed to register for resale under the Securities Act both the Shares and the Warrant Shares. Under the terms of the Purchase Agreement, the Company is required to file a registration statement with the SEC within 45 days of the transaction closing date. The Company also agreed to other customary obligations regarding registration, including matters relating to indemnification, maintenance of the registration statement, payment of expenses, and compliance with state “blue sky” laws. The Company may be liable for liquidated damages to holders of the Shares and Warrant Shares (a) if the registration statement is not filed on or prior to May 19, 2006; (b) if the registration statement is not declared effective by the SEC on or prior to July 3, 2006 (subject to potential extension under certain circumstances); or (c) if the registration statement (after being declared effective) ceases to be effective in a manner, and for a period of time, that violates the Company’s obligations under the Purchase Agreement. The amount of the liquidated damages payable to the PIPE investors is, in aggregate, one percent (1%) of the aggregate purchase price of the shares per month, subject to a cap of ten percent (10%) of the aggregate purchase price of the shares.

Exercise of Management Warrants
      In conjunction with the private placement, Alton Boynton, the Company’s President and Marnix Bosch, the Company’s Vice President, Vaccine Research and Development, exercised their warrants, on a net exercise basis, for 1,895,479 and 424,669 shares respectively.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bothell, State of Washington, on April 17, 2006.

NORTHWEST BIOTHERAPEUTICS, INC.

By:	/s/ALTON L. BOYNTON

Alton L. Boynton
Its: President (Principal Executive Officer and Principal Financial & Accounting Officer)
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ALTON L. BOYNTON, PH.D. Alton L. Boynton, Ph.D.	Director	April 17, 2006

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
EXHIBIT INDEX

Exhibit
Number		Description

3	.1*	Sixth Amended and Restated Certificate of Incorporation, as amended.
3.2		Second Amended and Restated Bylaws of the Company.(3.2)(1)
3	.3*	Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, as amended.
3	.4*	Certificate of Designations, Preferences and Rights of Series A-1 Cumulative Convertible Preferred Stock.
4.1		Form of common stock certificate.(4.1)(2)
4.2		Northwest Biotherapeutics, Inc. Stockholders Rights Plan dated February 26, 2002 between the Company and Mellon Investors Services, LLC.(4.2)(3)
4.3		Form of Rights Certificate.(4.1)(3)
4.4		Rights Agreement Amendment dated April 26, 2004.(4.1)(4)
10.1		Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note dated November 14, 2005 in the principal amount of $400,000 between the Company and Toucan Partners, LLC.(10.27)(5)
10	.2*	Amended and Restated Loan Agreement, Security Agreement and 10% Secured Promissory Note originally dated December 30, 2005, and amended and restated on April 17, 2006 in the principal amount of $250,000 between the Company and Toucan Partners, LLC.
10	.3*	Amended and Restated Loan Agreement, Security Agreement and 10% Secured Promissory Note originally dated March 9, 2006, and amended and restated on April 17, 2006 in the principal amount of $300,000 between the Company and Toucan Partners, LLC.
10	.4*	Amended and Restated Investor Rights Agreement dated April 17, 2006.
10.5		Securities Purchase Agreement, dated March 30, 2006 by and among the Company and the Investors identified therein.(10.1)(6)
10.6		Form of Warrant.(10.2)(6)
10.7		Warrant to purchase securities of the Company dated April 26, 2004 issued to Toucan Capital Fund II, L.P.(10.9)(7)
10.8		Warrant to purchase securities of the Company dated June 11, 2004 issued to Toucan Capital Fund II, L.P.(10.8)(7)
10.9		Warrant to purchase securities of the Company dated July 30, 2004 issued to Toucan Capital Fund II, L.P.(10.7)(7)
10.10		Warrant to purchase securities of the Company dated October 22, 2004 issued to Toucan Capital Fund II, L.P.(10.3)(8)
10.11		Warrant to purchase securities of the Company dated November 10, 2004 issued to Toucan Capital Fund II, L.P.(10.3)(9)
10.12		Warrant to purchase securities of the Company dated December 27, 2005 issued to Toucan Capital Fund II, L.P.(10.3)(10)
10.13		First Amendment to Warrants between Northwest Biotherapeutics, Inc. and Toucan Capital Fund II, L.P. dated January 26, 2005.(10.5)(1)
10.14		Warrant to purchase Series A Preferred Stock dated January 26, 2005 issued to Toucan Capital Fund II, L.P.(10.2)(1)
10.15		Warrant to purchase securities of the Company dated April 12, 2005 issued to Toucan Capital Fund II, L.P.(10.39)(11)
10.16		Warrant to purchase securities of the Company dated May 13, 2005 issued to Toucan Capital Fund II, L.P.(10.3)(12)

Exhibit
Number		Description

10.17		Warrant to purchase securities of the Company dated June 16, 2005 issued to Toucan Capital Fund II, L.P.(10.3)(13)
10.18		Warrant to purchase securities of the Company dated July 26, 2005 issued to Toucan Capital Fund II, L.P.(10.3)(14)
10.19		Warrant to purchase securities of the Company dated September 7, 2005 issued to Toucan Capital Fund II, L.P.(10.3)(15)
10.20		Warrant to purchase securities of the Company dated November 14, 2005 issued to Toucan Partners, LLC.(10.17)(5)
10	.21*	Warrant to purchase securities of the Company dated April 17, 2006 issued to Toucan Partners, LLC.
10	.22*	Warrant to purchase securities of the Company dated April 17, 2006 issued to Toucan Partners, LLC.
10	.23*	Amended and Restated Recapitalization Agreement by and between the Company and Toucan Capital Fund II, L.P., as amended.
10	.24*	Amended and Restated Binding Term sheet, as amended.
10.25		Amended and Restated Employment Agreement with Dr. Alton L. Boynton(10.1)(16)
10.26		Employment Agreement with Paul Zeltzer.(99.1)(17)
10	.27*	Form of Warrant to purchase common stock of the Company dated November 13, 2003, as amended.
10.28		Services Proposal between the Company and Cognate Therapeutics, Inc. dated July 30, 2004.(10.35)(7)
10.29		1998 Stock Option Plan.(10.15)(2)
10.30		1999 Executive Stock Option Plan.(10.16)(2)
10.31		2001 Stock Option Plan.(10.17)(2)
10.32		2001 Nonemployee Director Stock Incentive Plan.(10.18)(2)
10.33		Employee Stock Purchase Plan.(10.19)(2)
10	.34*	Lease Agreement.
10	.35*	Clinical Study Agreement between the Company and the Regents of the University of California dated February 14, 2006.
11.1		Computation of net loss per share (included in notes to financial statements).
23	.1*	Consent of KPMG LLP, Independent Registered Accounting Firm.*
23	.2*	Consent of Peterson Sullivan, PLLC, Independent Registered Accounting Firm.*
31	.1*	Certification of President (Principal Executive, Financial and Accounting Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32	.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

(1)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K, February 1, 2005.

(2)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Form S-1 (Registration No. 333-67350).

(3)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Form 8-A on July 8, 2002.

(4)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Form 10-K on May 14, 2004.

(5)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Quarterly Report on Form 10-Q on November 14, 2005.

(6)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on March 31, 2006.

(7)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Quarterly Report on Form 10-Q on November 15, 2004.

(8)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on October 22, 2004.

(9)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on November 10, 2004.

(10)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on December 27, 2004.

(11)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Annual Report on Form 10-K on April 15, 2005.

(12)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on May 18, 2005.

(13)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on June 21, 2005.

(14)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on August 1, 2005.

(15)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on September 9, 2005.

(16)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Quarterly Report on Form 10-Q on November 11, 2003.

(17)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on August 5, 2005.