Form 10-Q
period 2006-03-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2006-05-15
CIK 1072379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-26825

Northwest Biotherapeutics, Inc.

Incorporated under the laws	I.R.S. Employer Identification
of the State of Delaware	No. 94-3306718
18701 — 120th Avenue NE, Suite 101
Bothell, Washington 98011
(425) 608-3000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act
Large accelerated filer ☐          Accelerated filer ☐           Non-accelerated filer ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     As of May 9, 2006, the total shares of common stock outstanding is 65,065,455, $0.001 par value.

NORTHWEST BIOTHERAPEUTICS, INC.

Page
PART I — FINANCIAL INFORMATION	3
Item 1. Financial Statements (unaudited)
Condensed Balance Sheets (unaudited) as of December 31, 2005 and March 31, 2006	3
Condensed Statements of Operations (unaudited) for the three months ended March 31, 2005 and 2006 and the period from March 18, 1996 (inception) to March 31, 2006	4
Condensed Statements of Cash Flows (unaudited) for the three months ended March 31, 2005 and 2006 and the period from March 18, 1996 (inception) to March 31, 2006	5
Notes to Condensed Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18
Item 4. Controls and Procedures	18
PART II — OTHER INFORMATION	19
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Submission of Matters to a Vote of Security Holders	26
Item 5. Other Information	26
Item 6. Exhibits	27
SIGNATURES	28
INDEX TO EXHIBITS	29
EXHIBIT 31.1
EXHIBIT 32.1

Part I — Financial Information
NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
Balance Sheets
(in thousands)
(Unaudited)

	December 31,	March 31,
	2005	2006
Assets
Current assets:
Cash	$352	$2,941
Accounts receivable	17	—
Accounts receivable, related party	58	58
Prepaid expenses and other current assets	117	86

Total current assets	544	3,085

Property and equipment:
Laboratory equipment	100	100
Office furniture and other equipment	96	96

	196	196
Less accumulated depreciation and amortization	(143)	(153)

Property and equipment, net	53	43
Restricted cash	31	31
Deposit and other non-current assets	3	3

Total assets	$631	$3,162

Liabilities And Stockholders’ Equity
Current liabilities:
Note payable to related parties, net of discount	$6,683	$7,641
Current portion of capital lease obligations	10	7
Accounts payable	443	375
Accounts payable, related party	3,353	3,572
Accrued expenses	117	180
Accrued expense, tax liability	336	343
Accrued expense, related party	500	500
Common stock warrant liability	604	9,436

Total current liabilities	12,046	22,054
Long-term liabilities:
Capital lease obligations, net of current portion	3	1

Total liabilities	12,049	22,055

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 shares authorized and 32,500,000 shares issued and outstanding at December 31, 2005 and March 31, 2006.	33	33
Common stock, $0.001 par value; 300,000,000 shares authorized and 19,078,047 and 22,427,751 shares issued and outstanding at December 31, 2005 and March 31, 2006, respectively.	19	22
Additional paid-in capital	71,220	67,700
Deficit accumulated during the development stage	(82,690)	(86,648)

Total stockholders’ equity	(11,418)	(18,893)

Total liabilities and stockholders’ equity	$631	$3,162

See accompanying notes to condensed financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
Statements of Operations
(in thousands, except per share data)
(Unaudited)

			Period from
	Three Months Ended		March 18, 1996
	March 31,		(Inception) to
			March 31,

	2005	2006	2006
Revenues:
Research material sales	$11	$—	$450
Contract research and development from related parties	—	—	1,128
Research grants	76	—	1,061

Total revenues	87	—	2,639

Operating expenses:
Cost of research material sales	2	—	382
Research and development	1,315	427	32,494
General and administrative	464	427	31,121
Depreciation and amortization	24	10	2,276
Loss on facility sublease and lease cancellation	—	—	895
Asset impairment loss	—	—	2,066

Total operating expenses	1,805	864	69,234

Loss from operations	(1,718)	(864)	(66,595)

Other income (expense):
Warrant valuation	—	(2,113)	(2,481)
Gain on sale of royalty rights	—	—	3,656
Interest expense	(809)	(982)	(14,119)
Interest income	1	1	737

Net loss	(2,526)	(3,958)	(78,802)
Accretion of Series A preferred stock mandatory redemption obligation	—	—	(1,872)
Series A preferred stock redemption fee	—	—	(1,700)
Beneficial conversion feature of Series D preferred stock	—	—	(4,274)

Net loss applicable to common stockholders	$(2,526)	$(3,958)	$(86,648)

Net loss per share applicable to common stockholders — basic and diluted	$(0.13)	$(0.21)

Weighted average shares used in computing basic and diluted loss per share (in thousands)	19,035	19,230

See accompanying notes to condensed financial statements.

Northwest Biotherapeutics, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended		Period from
	March 31,		March 18, 1996
			(Inception) to
	2005	2006	March 31, 2006
Cash Flows from Operating Activities:
Net Loss	$(2,526)	$(3,958)	$(78,802)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	24	10	2,276
Amortization of deferred financing costs	—	—	320
Amortization debt discount	695	771	11,029
Accrued interest converted to preferred stock	—	—	260
Accreted interest on convertible promissory note	112	201	998
Stock-based compensation costs	4	2	1,095
Gain on sale of intellectual property and royalty rights	—	—	(3,656)
Loss (gain) on sale of property and equipment	(81)	(16)	267
Warrant valuation	—	2,113	2,481
Asset impairment loss	—	—	2,066
Loss on facility sublease	—	—	895
Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	(86)	17	(58)
Prepaid expenses and other current assets	63	31	380
Accounts payable and accrued expenses	341	220	5,373
Accrued loss on sublease	—	—	(265)
Deferred grant revenue	(35)	—	—
Deferred rent	—	—	410

Net Cash used in Operating Activities	(1,489)	(609)	(54,931)

Cash Flows from Investing Activities:
Purchase of property and equipment, net	—	—	(4,580)
Proceeds from sale of property and equipment	81	16	249

Proceeds from sale of intellectual property	—	—	1,816
Proceeds from sale of marketable securities	—	—	2,000
Refund of security deposit	—	—	(3)
Transfer of restricted cash	—	—	(1,035)

Net Cash provided by (used in) Investing Activities	81	16	(1,553)

Cash Flows from Financing Activities:
Proceeds from issuance of note payable to stockholder	—	—	1,650
Repayment of note payable to stockholder	—	—	(1,650)
Proceeds from issuance of convertible promissory note and warrants, net of issuance costs	—	300	13,099
Borrowing under line of credit, Northwest Hospital	—	—	2,834
Repayment of line of credit, Northwest Hospital	—	—	(2,834)
Repayment of convertible promissory note	(55)	(13)	(119)
Payment on capital lease obligations	(11)	(5)	(316)
Payments on note payable	—	—	(420)
Proceeds from issuance Series A cumulative preferred stock, net	1,276	—	28,708
Proceeds from exercise of stock options and warrants	2	—	220
Proceeds from issuance common stock, net	—	—	17,373
Advance on funding commitment for common stock	—	2,900	2,900
Mandatorily redeemable Series A preferred stock redemption fee	—	—	(1,700)
Deferred financing costs	—	—	(320)

Net Cash (used in) provided by Financing Activities	1,212	3,182	59,425

Net increase (decrease) in cash and cash equivalents	(196)	2,589	2,941
Cash and cash equivalents at beginning of period	248	352	—

Cash and cash equivalents at end of period	$52	$2,941	$2,941

Supplemental disclosure of cash flow information —
Cash paid during the period for interest	$2	$2	$1,398

Supplemental schedule of non-cash financing activities
Equipment acquired through capital leases	—	—	285
Common stock warrant liability	—	6,719	12,037
Accretion of mandatorily redeemable Series A preferred stock redemption obligation	—	—	1,872
Beneficial conversion feature of convertible promissory notes	—	64	6,906
Conversion of convertible promissory notes and accrued interest to Series D preferred stock	—	—	5,324

	Three Months Ended		Period from
	March 31,		March 18, 1996
			(Inception) to
	2005	2006	March 31, 2006
Issuance of Series C preferred stock warrants in connection with lease agreement	—	—	43
Issuance of common stock for license rights	—	—	4
Issuance of common stock and warrants to Medarex	—	—	840
Issuance of common stock to landlord	—	—	35
Deferred compensation on issuance of stock options and restricted stock grants	4	—	759
Cancellation of options and restricted stock	—	—	849
Stock subscription receivable	—	—	480
Financing of prepaid insurance through note payable	—	—	491

See accompanying notes to condensed financial statements.

Northwest Biotherapeutics, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(unaudited)
1. Basis of Presentation
     The accompanying condensed financial statements are unaudited and include the accounts of Northwest Biotherapeutics, Inc. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. All normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of results to be expected for a full year.
     The auditor’s report on the financial statements for the fiscal year ended December 31, 2005 states that because of recurring operating losses, a working capital deficit, and a deficit accumulated during the development stage, there is substantial doubt about the Company’s ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
2. Summary of significant accounting policies
     The significant accounting policies used in the preparation of the Company’s consolidated financial statements are disclosed in the Annual Report on Form 10-K for the year ended December 31, 2005. Additional significant accounting policies for fiscal 2006 are disclosed below.
     Stock-based Compensation
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment (Revised 2004).” SFAS 123(R), which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and employee stock purchases under a stock purchase plan based on estimated fair values. SFAS 123(R) supersedes previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” for periods beginning January 1, 2006.
     The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, the Company’s condensed financial statements for periods prior to the first quarter of 2006 have not been restated to reflect this change. Stock-based compensation recognized during the period is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. Stock-based compensation recognized in the Company’s condensed consolidated financial statements for the first quarter of 2006 includes compensation cost for stock-based awards granted prior to, but not fully vested as of December 31, 2005 and stock-based awards granted subsequent to December 31, 2005, as applicable.
3. Stock-Based Compensation Plans
     Effective January 1, 2006, the Company adopted SFAS 123(R), which establishes accounting for stock-based awards exchanged for employee services, using the modified prospective application transition method. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, over the requisite service period. Previously, the Company applied APB 25 and related Interpretations, as permitted by SFAS 123.
     For options and warrants issued to non-employees, the Company recognizes stock compensation costs utilizing the fair value methodology prescribed in SFAS No. 123(R) over the related period of benefit.

     Determining Fair Value Under SFAS 123(R)
     Valuation and Amortization Method. The Company estimates the fair value of stock-based awards granted using the Black-Scholes option valuation model. The Company amortizes the fair value of all awards on a straight-line basis over the requisite service periods, which are generally the vesting periods.
     Expected Life. The expected life of awards granted represents the period of time that they are expected to be outstanding. The Company determines the expected life based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and pre-vesting and post-vesting forfeitures.
     Expected Volatility. The Company estimates the volatility of our common stock at the date of grant based on the historical volatility of our common stock. The volatility factor used in the Black-Scholes option valuation model is based on the Company’s historical stock prices over the most recent period commensurate with the estimated expected life of the award.
     Risk-Free Interest Rate. The Company bases the risk-free interest rate used in the Black-Scholes option valuation model on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.
     Expected Dividend Yield. The Company has never paid any cash dividends on common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero in the Black-Scholes option valuation model.
     Expected Forfeitures. The Company uses historical data to estimate pre-vesting option forfeitures. The Company records stock-based compensation only for those awards that are expected to vest.
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no shares purchased under the stock purchase plan during the three months ended March 31, 2006 and 2005, respectively.
     The stock-based compensation expense related to stock-based awards under SFAS 123(R) totaled $1,000 for the three months ended March 31, 2006. At March 31, 2006 the Company had approximately 108,000 non-vested stock options that had a weighted average grant date fair value of $0.12. As of March 31, 2006, the Company had approximately $3,000 of total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for any future changes in estimated forfeitures. The Company expects to recognize this cost over the next two years.
     Pro Forma Information Under SFAS 123 and APB 25
     Prior to January 1, 2006, stock-based compensation plans were accounted for using the intrinsic value method prescribed in APB 25 and related Interpretations. No stock-based compensation was reflected in net loss in the three months ended March 31, 2005, as all stock options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, net income (loss) and basic and diluted net income (loss) per share would have been changed to the pro forma amounts indicated below (in thousands, except for per share data):

Three months ended
March 31, 2005
Net loss applicable to common stockholders as reported
As reported	$(2,526)
Add: Stock-based employee compensation expense included in reported net loss, net	4
Deduct: Stock-based employee compensation determined under fair value based method for all awards	(24)

Pro forma	$(2,546)

Net loss per share-basic and diluted:
As reported	$(0.13)
Pro forma	$(0.13)

     There were no stock options granted during the three months ended March 31, 2006 and 2005.
4. Liquidity
     Since 2004, the Company has undergone a significant recapitalization pursuant to which Toucan Capital Fund II, L.P., or Toucan Capital, has loaned us $7.7 million and Toucan Partners, LLC, or Toucan Partners, has loaned us $950,000. On January 26, 2005, the Company entered into a securities purchase agreement with Toucan Capital pursuant to which they purchased 32.5 million shares of the Company’s newly designated Series A Preferred Stock at a purchase price of $0.04 per share, for a net purchase price of $1.267 million, net of issue related costs of approximately $24,000.
     These funds enabled the Company to continue to operate and advance programs, while attempting to raise additional capital. On March 30, 2006, the Company entered into an equity financing (“PIPE financing”) with unrelated investors pursuant to which aggregate gross proceeds of approximately $5.5 million was raised.
     As of May 9, 2006, the Company had cash in the amount of $3.1 million which it believes, based on recurring operating and associated financing costs, will be sufficient to fund operations through approximately June 30, 2007.
     The Company needs to raise significant additional funding to continue its operations, conduct research and development activities, pre-clinical studies and clinical trials necessary to bring its product candidates to market. However, additional funding may not be available on terms acceptable to the Company or at all. The alternative of issuing additional equity or convertible debt securities also may not be available and, in any event, would result in additional dilution to the Company’s stockholders. Any additional financing with Toucan Capital, Toucan Partners or any other third party is likely to be dilutive to stockholders, and any debt financing, if available, may include additional restrictive covenants. If the Company is unable to obtain significant additional capital in the near-term, we may cease operations at anytime. The Company does not believe that its assets would be sufficient to satisfy the claims of all of its creditors and the liquidation preferences of its preferred stockholders in full. Therefore, if the Company were to pursue liquidation, it is highly unlikely that any proceeds would be received by the holders of the Company’s common stock.
     There can be no assurance that the recapitalization plan or any other alternative will be successful. If the recapitalization is unsuccessful, the Company’s inability to obtain additional cash as needed could have a material adverse effect on its financial position, results of operations and its ability to continue its existence. The Company’s independent auditors have indicated in their report on the financial statements, included in the December 31, 2005 annual report on Form 10-K, that there is substantial doubt about the Company’s ability to continue as a going concern.
5. Net Loss Per Share Applicable to Common Stockholders
     For the three months ended March 31, 2006 and 2005, respectively, options to purchase 635,000 and 784,000 shares of common stock and warrants to purchase 146 million and 117 million shares of common and preferred stock were not included in the computation of diluted net income (loss) per share because they were antidilutive.
6. Notes Payable
     Management Loans
     On November 13, 2003, the Company borrowed an aggregate of $335,000 from certain members of its management which enabled the Company to continue operating into the first quarter of 2004. Net of repayments and conversions into common stock, the aggregate loan principal and accrued interest payable to management at March 31, 2006 is $224,000 and $51,800, respectively. In connection with the April 26, 2004 recapitalization agreement with Toucan Capital, these notes were amended to set the conversion price at $0.10 per share and to extend the maturity date. The outstanding principal balance on the remaining notes, along with the related accrued interest, were converted into 2,687,719 shares of common stock on April 17, 2006.
     As part of the November 13, 2003 loan from management, the lenders received warrants initially exercisable to acquire an aggregate of 3.7 million shares of the Company’s common stock. These warrants expire in November 2008 and are subject to certain antidilution adjustments. In connection with the April 26, 2004 recapitalization agreement, the warrants were amended to remove the anti-dilution provisions and set the warrant exercise price at the lesser of (i) $0.10 per share or (ii) a 35% discount to the average closing price during the twenty trading days prior to the first closing of the sale by the Company of convertible preferred stock as contemplated by the recapitalization agreement but not less than $0.04 per share.

During March 2006, warrants for the purchase of 3.6 million shares of common stock were exercised on a net exercise basis. As a result, an aggregate of 3.3 million shares of common stock were issued to current and prior members of management.
     Toucan Capital Loans
     From February 2004 through March 2006, the Company entered into multiple agreements with Toucan Capital and its affiliate, Toucan Partners, all of which relate to the recapitalization agreement originally entered into on April 26, 2004 with Toucan Capital. At Toucan Capital’s option, and if successfully implemented, the recapitalization could provide the Company with up to $40 million through the issuance of new securities to Toucan Capital and a syndicate of other investors to be determined. The proposed recapitalization would occur in two stages, a loan period, followed by a potential equity financing.
     The Company and Toucan Capital amended the recapitalization agreement in conjunction with each successive loan agreement. The amendments (i) updated certain representations and warranties of the parties made in the recapitalization agreement, and (ii) made certain technical changes in the recapitalization agreement in order to facilitate the bridge loans described therein.
     As part of the Company’s recapitalization, the Company borrowed an aggregate of $6.75 million from Toucan Capital, from February 2, 2004 through September 7, 2005. As of March 31, 2006, the Company has recorded approximately $923,000 in accrued interest related to these loans. Interest accrues at 10% per annum. Further, as of March 31, 2006, the aggregate principal and accrued interest were convertible into approximately 192 million shares of common or Series A Preferred Stock. In connection with the loans from Toucan Capital, the Company issued warrants to purchase 122.5 million aggregate shares of capital stock. These warrants provide Toucan Capital the ability to purchase 66 million and 56.5 million aggregate shares of capital stock at an exercises price of $0.01 per share and $0.04 per share, respectively. The warrant exercise period is seven years from the issuance date of the related convertible notes.
     On April 17, 2006, Toucan Capital elected to convert all of its convertible promissory notes and the related accrued interest into approximately 4.8 million shares of the Company’s Series A-1 Preferred Stock. The Series A-1 Preferred Stock is substantially identical to the Company’s Series A Preferred Stock, except that (i) the issuance price and liquidation preference of the Series A-1 Preferred Stock are $1.60 per share (as opposed to $0.04 per share for the Series A Preferred Stock), and (ii) each share of Series A-1 Preferred Stock is convertible into 40 shares of Common Stock (as opposed to one share of common stock in the case of the Series A Preferred Stock). The foregoing differences result in the Series A-1 Preferred Stock being economically equivalent to the Series A Preferred Stock.
     In conjunction with the conversion of Toucan Capital’s notes into Series A-1 Preferred Stock, on April 17, 2006, the Company entered into an Amended and Restated Investor Rights Agreement (the “IRA”) with Toucan Capital. The IRA implements the provisions of the binding term sheet the Company executed on April 26, 2004, under which Toucan Capital and other investors, such as Toucan Partners, who are holders of Series A or Series A-1 Preferred Stock receive registration rights in respect of the shares of common stock issuable upon conversion of the Series A Preferred Stock and Series A-1 Preferred Stock held by such investors, as well as the shares of common stock underlying the warrants held by such investors.
Toucan Partners Loans
     The Company borrowed $950,000 from Toucan Partners, an affiliate of Toucan Capital, from November 14, 2005 to March 9, 2006, comprised of the following loans:

			Interest	Conversion	Warrant
Loan Date	Principal(1)	Due Date	Rate(2)	Shares(3)	Shares(3)
	(In thousands)			(In thousands)	(In thousands)
11/14/2005	$400	11/14/2006	10%	10,391	4,000	(4)

12/30/2005	250	12/30/2006	10%	6,402	2,500	(5)

03/09/2006	300	03/09/2007	10%	7,545	3,000	(5)

Total	$950			24,338	9,500

(1)	The notes are secured by a first priority senior security interest in all of the Company’s assets.

(2)	Interest accrues at 10% per annum, based on a 365-day basis compounded annually from the respective original issuance dates of the notes.

(3)	The notes are convertible into, and the warrants are exercisable for, shares of convertible preferred stock if the convertible preferred stock is approved and authorized and other investors have purchased in cash a minimum of $15 million of such convertible preferred stock, on the terms and conditions set forth in the recapitalization agreement. However, if, for any reason, such convertible preferred stock is not approved or authorized and/or if other investors have not purchased in cash a minimum of $15 million of such convertible preferred stock, on the terms and conditions set forth in the recapitalization agreement, these notes shall be convertible into, and the warrants shall be exercisable for, any equity security and/or debt security and/or any combination thereof.

(4)	Exercise period is 7 years from the issuance date of the note.

(5)	Exercise period is 7 years from April 17, 2006 (the issuance date of the warrant).
     Proceeds from the issuance of $950,000 senior convertible promissory notes and warrants between November 14, 2005 and March 9, 2006 were allocated between the notes and warrants on a relative fair value basis. The value allocated to the warrants on the date of the grant was approximately $587,000. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate ranging from 4.1% to 4.4%, volatility ranging between 398% and 408%, and a contractual life of 7 years. The value of the warrants was recorded as a deferred debt discount against the $950,000 proceeds of the notes. In addition, a beneficial conversion feature related to the notes was determined to be approximately $363,000. As a result, the total discount on the notes equaled $950,000 which is being amortized over the twelve-month term of the respective notes. Amortization of deferred debt discount of approximately $179,000 was recorded for the three months ended March 31, 2006. Interest accretion on the notes of approximately $18,300 was recorded for the three months ended March 31, 2006.
7. Liability for Potentially Dilutive Securities in Excess of Authorized Number of Common Shares
     In accordance with EITF 00-19, the Company accounts for potential shares that can be converted to common stock, that are in excess of authorized shares, as a liability that is recorded at fair value. Total potential outstanding common stock exceeded the Company’s authorized shares as of December 31, 2005 when the Company entered into another convertible promissory note and warrant agreement with Toucan Partners as of December 30, 2005. The fair value of the warrants in excess of the authorized shares at December 31, 2005 totaling approximately $604,000 was recognized as a liability on December 31, 2005. This liability is required to be evaluated at each reporting date with any change in value included in other income/(expense) until such time as enough shares are authorized to cover all potentially convertible instruments. Accordingly, during first quarter 2006, the Company recognized a loss totaling $2.1 million with respect to the revaluation of this warrant liability. Further, during March 2006, the Company issued an additional warrant to Toucan Partners, along with a convertible promissory note. The fair value of the warrants in excess of the authorized shares was approximately $6.7 million was recognized as an additional liability as of March 31, 2006.
     Similarly, total potential outstanding common stock exceeded the Company’s authorized shares on July 30, 2004 when an additional $2.0 million loan, convertible into common stock, was received from Toucan Capital and additional a warrant was issued. The fair value of the warrant shares in excess of the authorized shares was approximately $2.8 million and was recognized as a liability on July 30, 2004. During the fourth quarter of 2004, the Company received three additional loans from Toucan Capital, convertible into shares of common stock totaling $1.25 million and additional warrants were issued with each loan. The total fair value of the warrant shares in excess of the authorized shares was approximately $1.5 million and was recognized as a liability at the dates of issuance of the convertible debt and warrants. This liability was evaluated at each reporting date and any changes in value were included in other income/(expense) until enough shares were authorized to cover all potentially convertible instruments. Effective December 29, 2004, the number of authorized common shares was increased to 300 million. The liability for potential shares in excess of total authorized shares was revalued at that date. This valuation resulted in a fourth quarter loss of approximately $1.0 million, due to net increases in the net fair value of related warrants at that date. This loss was offset against the September 30, 2004 gain of approximately $717,000 for a net loss as of December 31, 2004 of approximately $368,000, included in the 2004 statement of operations as a warrant valuation.
8. Private Placement
     On March 30, 2006, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with a group of accredited investors pursuant to which the Company agreed to sell an aggregate of approximately 39.5 million shares of its common stock, at a price of $0.14 per share, and to issue, for no additional consideration, warrants to purchase up to an aggregate of approximately 19.7 million shares of Company’s common stock. The PIPE Financing closed and stock was issued to the new investors in early April and the Company received gross proceeds of approximately $5.5 million, before offering expenses. As of March 31, 2006, the Company had received $2.9 million related to advanced funding received in connection with certain investors’ commitments to purchase common stock.
     The warrants expire five years after issuance, and are initially exercisable at a price of $0.14 per share, subject to adjustments under certain circumstances.
     Under the Purchase Agreement, the Company agreed to register for resale under the Securities Act of 1933, as amended (the “Securities Act”) both the shares of common stock and the warrant shares. Under the terms of the Purchase Agreement, the Company is required to file a registration statement with the Securities and Exchange Commission (“SEC”) within 45 days of the transaction closing date. The Company also agreed to other customary obligations regarding registration, including matters relating to indemnification, maintenance of the registration statement, payment of expenses, and compliance with state “blue sky” laws. The Company may be liable for liquidated damages (a) if the registration statement is not filed on or prior to May 19, 2006; (b) if the registration statement is not declared effective by the SEC on or prior to July 3, 2006 (subject to potential extension under certain circumstances); or (c) if the registration statement (after being declared effective) ceases to be effective in a manner, and for a period of time, that violates the Company’s obligations under the Purchase Agreement. The amount of the liquidated damages payable to the investors is, in aggregate, one percent (1%) of the aggregate purchase price of the shares per month, subject to a cap of ten percent (10%) of the aggregate purchase price of the shares.
9. Contingency
     The Company signed an engagement letter, dated October 15, 2003, with Soma Partners, LLC (“Soma”), a New Jersey-based investment bank, pursuant to which the Company engaged them to locate potential investors. Pursuant to the terms of the engagement letter, any disputes arising between the parties would be submitted to arbitration in the New York metropolitan area. A significant dispute arose between the parties. Soma filed an arbitration claim against the Company with the American Arbitration Association in New York, NY claiming unpaid commission fees of $186,000 and seeking declaratory relief regarding potential fees for future transactions that may be undertaken by us with Toucan Capital. The Company vigorously disputed Soma’s claims on multiple grounds, contending the Company only owed Soma approximately $6,000.
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

     Sales Tax Assessment
     The Company received a tax assessment of $492,000 on October 21, 2003 related to the abandonment of tenant improvements at a prior facility on which use tax payments to the State of Washington had been deferred, including the disposal and impairment of previously qualified tax deferred equipment. The Company appealed this assessment and was granted a partial reduction in the assessment on July 8, 2005. The Company filed an addendum to its appeal petition on December 2, 2005. The net assessment, through March 31, 2006, of approximately $343,000, inclusive of accrued interest, is being carried as an estimated liability on the Company’s balance sheet and is included in general and administrative expense. Final review of the addendum to the petition is expected to take several additional months. The Company may not be successful in further reducing this assessment and the assessment is subject to payment on demand.
     In February 2004, the Company filed a refund request of approximately $175,000 related to certain other state taxes previously paid to the State of Washington’s Department of Revenue. The finalization of this refund request is not expected until mid-2006. The Company may not be successful in its efforts to receive a tax refund.
10. Commitments
     On February 14, 2006, the Company and The Regents of the University of California entered into a clinical study for the University of California at Los Angeles (“UCLA”) to carry out a booster vaccination immunotherapy program. During the study, patients will receive up to five boosters over a 12 month period. The Company will pay approximately $216,000, over the course of the study. Approximately $50,000 has been paid as of March 31, 2006. The Company will incur no other costs in connection with this study, unless prior approval by the parties is made in writing.
11. Recent Accounting Pronouncements
     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment (Revised 2004).” This statement addresses the accounting for stock-based payment transactions in which a company receives employee services in exchange for the company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS 123(R) eliminates the ability to account for stock-based compensation using APB 25 and generally requires that such transactions be accounted for using a fair value method. The provisions of this statement are effective for financial statements issued for fiscal years beginning after June 15, 2005. We adopted SFAS 123(R) on January 1, 2006. The impact from our adoption of SFAS 123(R) is further described in Notes 2 and 3.
     In November 2005, the FASB issued final FASB Staff Position SFAS No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The FSP provides an alternative method of calculating excess tax benefits (the APIC pool) from the method defined in SFAS 123(R) for stock-based payments. A one-time election to adopt the transition method in this FSP is available to those entities adopting SFAS 123(R) using either the modified retrospective or modified prospective method. This FSP did not have a material impact on our financial statements or results of operations.
     In February 2006, the FASB issued final FASB Staff Position FAS No. 123(R)-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event” was finalized. The FSP amends SFAS 123(R) for awards with contingent events that are not probable and outside the control of the employee that are settled in cash to classify such awards as an equity award. If the contingent event later becomes probable and the award had been reported as an equity award, the change in classification would be accounted for as a modification. This FSP did not have an impact on our financial statements or results of operations since we do not have such awards.
     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB 20 cumulative effect accounting with retroactive restatement of comparative financial statements. It applies to all voluntary changes in accounting principle and defines “retrospective application” to differentiate it from restatements due to incorrect accounting. The provisions of this statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and became effective for the Company on January 1, 2006. The adoption of this accounting principle is not expected to have a significant impact on our financial position or results of operations.

Item. 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those statements included with this report. In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words “believe,” “expect,” “intend,” “anticipate,” and similar expressions are used to identify forward-looking statements, but some forward-looking statements are expressed differently. Many factors could affect our actual results, including those factors described under “Risk Factors.” These factors, among others, could cause results to differ materially from those presently anticipated by us. You should not place undue reliance on these forward-looking statements.
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
     Since 2002, we have only been able to obtain enough capital resources to pursue our strategic plans at a very minimal level. We presently have approval from the U.S. Food and Drug Administration, or FDA, to conduct a Phase III trial for DCVax®-Prostate, our product candidate for a possible prostate cancer treatment and a Phase II clinical trial for trial to evaluate our DCVax®-Brain product candidate as a possible treatment for Glioblastoma Multiforme. However we do not presently have adequate resources to conduct either of those trials.
     As of May 9, 2006 we had cash in the amount of $3.1 million which we believe, based on recurring operating and associated financing costs, will be sufficient to fund our operations through approximately June 30, 2007. We will have to seek additional funds from Toucan Capital, Toucan Partners or another third party, who are not obligated to do so. Any additional financing with Toucan Capital, Toucan Partners and any other third party is likely to be dilutive to stockholders and debt financing, if available, may include additional restrictive covenants.
     Our financial statements for the year ended December 31, 2005 and three months ended March 31, 2006 were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Nevertheless, we have experienced recurring losses from operations since inception, have a working capital deficit of $18.9 million, and have a deficit accumulated during the development stage of $86.6 million, as of March 31, 2006, that raises substantial doubt about our ability to continue as a going concern and our auditors have issued an opinion on the December 31, 2005 financial statements which states that there is substantial doubt about our ability to continue as a going concern.
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The critical accounting policies that involve significant judgments and estimates used in the preparation of our financial statements are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. New critical accounting policies that involve significant judgments and estimates are disclosed below.
     On January 1, 2006, we adopted SFAS 123(R) which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and employee stock purchases under a stock purchase plan based on estimated fair values. Under SFAS 123(R), we use the Black-Scholes option pricing model as our method of valuation for stock-based awards. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected life of the award, our expected stock price, volatility over the term of the award and actual and projected exercise behaviors. Although the fair value of stock-

based awards is determined in accordance with SFAS 123(R), the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.
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
     Operating costs and expenses consist primarily of research and development expenses, including clinical trial expenses incurred when we are actively participating in clinical trials, and general and administrative expenses.
     Research and development expenses include salary and benefit expenses and costs of laboratory supplies used in our internal research and development projects. From our inception through March 31, 2006, we incurred costs of approximately $32.5 million associated with our research and development activities. Because our technologies are unproven, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization.
     General and administrative expenses include salary and benefit expenses related to administrative personnel, cost of facilities, insurance, legal support, as well as amortization costs of stock options granted to employees and warrants issued to consultants.
Three Months Ended March 31, 2005 and 2006
     Total Revenues. We did not recognize any revenues during the three months ended March 31, 2006 as compared to $87,000 in revenue for the three months ended March 31, 2005. To date, our revenues have primarily been derived from the manufacture and sale of research materials, contract research and development services and research grants from the federal government. Effective December 31, 2005, we have withdrawn from selling research materials. The $76,000 decrease in grant revenue was attributable to the cessation of the remaining two research grant awards during the first quarter of 2005.
     Cost of Research Material Sales. We did not have any cost of research material sales during the three months ended March 31, 2006 as compared to $2,000 for the three months ended March 31, 2005. This decrease is related to the fact that we have withdrawn from selling research materials effective December 31, 2005.
     Research and Development Expense. Research and development expense decreased from $1.3 million for the three months ended March 31, 2005 to $427,000 for the three months ended March 31, 2006. This decrease was primarily due to decreased expenditures for consultants in preparation of and filing an IND with the FDA and decreasing expenditure related to our service agreement for drug manufacturing, regulatory advice, and research and development related to preclinical activities.
     General and Administrative Expense. General and administrative expense decreased slightly from $464,000 for the three months ended March 31, 2005 to $427,000 for the three months ended March 31, 2006. This decrease was primarily due to the October 9, 2002 directive from our Board of Directors to initiate immediate actions to conserve cash and the resulting staff reductions.
     Depreciation and Amortization. Depreciation and amortization decreased from $24,000 the three months ended March 31, 2005 to $10,000 for the three months ended March 31, 2006. This decrease was primarily due to the disposal or impairment of property and equipment in 2004 and 2005, as well as the fact that certain assets are now fully depreciated.
     Total Other Income (Expense), Net. Interest expense increased from $809,000 for the three months ended March 31, 2005 to $982,000 for the three months ended March 31, 2006. This increase was due primarily to recognizing interest expense relative to the debt discount and interest accretion associated with the secured convertible promissory notes and warrants debt financing.
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
     Beginning on October 9, 2002, we initiated a series of substantial steps to conserve cash, including the relocation and consolidation of our facilities. We received a tax assessment of $491,802 on October 21, 2003 due to our abandonment of tenant improvements at the prior facility, on which use tax payments had been deferred, including the disposal and impairment of previously qualified tax deferred equipment. The tax assessment payment was initially due on November 20, 2003. This assessment, and accrued interest, is being carried as an estimated liability totaling $443,000 on our balance sheet as of March 31, 2006 and is included in general and administrative expense. We have appealed this assessment and do not expect final resolution of this matter until the second quarter of 2006.
     In February 2004, we filed a refund request of approximately $175,000 related to certain state taxes previously paid to the State of Washington. The finalization of this refund request is expected to take several more months.
     From February 1, 2004 through September 7, 2005, we borrowed $6.75 million from Toucan Capital. Toucan Capital elected to convert these loans and the related accrued interest on the loans into 4.8 million shares of our newly designated Series A-1 Preferred Stock as of April 17, 2006. Toucan Capital also has the right to acquire up to approximately 135.5 million shares upon exercise of related warrants, inclusive of the 13.0 million shares of Series A Preferred Stock under the warrants. Including the 32.5 million of Series A Preferred Stock held by Toucan Capital, they have ownership of approximately 225.2 million shares of our capital stock as of May 9, 2006, representing a non-fully diluted ownership of approximately 78%. Toucan Capital and Toucan Partners each has a right of first refusal to participate in our future issuances of debt or equity securities.
     As of May 9, 2006 we had cash in the amount of approximately $3.1 million which we believe, based on recurring operating and associated financing costs, will be sufficient to fund our operations through approximately June 30, 2007. We will have to seek additional funds from Toucan Capital, Toucan Partner and other third parties neither of whom are obligated to provide to us. Any additional financing with Toucan Capital, Toucan Partners or any other third party is likely to be dilutive to stockholders and debt financing, if available, may include additional restrictive covenants.
     We do not believe that our assets would be sufficient to satisfy the claims of all of our creditors in full. Therefore, if we were to pursue a liquidation it is highly unlikely that any proceeds would be received by our stockholders.
     Our independent auditors have indicated in their report on our financial statements, included in our December 31, 2005 Annual Report on Form 10-K, that there is substantial doubt about our ability to continue as a going concern. We need to raise significant additional funding to continue our operations, conduct research and development activities, pre-clinical studies and clinical trials necessary to bring our product candidates to market. However, additional funding may not be available on terms acceptable to us or at all. The alternative of issuing additional equity or convertible debt securities also may not be available and, in any event, would result in additional dilution to our stockholders.
Sources of Cash
Federal Grants
     On April 8, 2003, we were awarded a NIH cancer research grant. The total first year grant award was approximately $318,000, and was recognized in revenue through the year ended December 31, 2003. The total award for fiscal 2004 — 2005 was approximately $328,000, comprised of approximately $198,000 authorized for direct grant research expenditures and approximately $130,000 authorized for use to cover our facilities and administrative overhead costs. This grant’s remaining $35,000 award was recognized in January 2005. This grant ended January 31, 2005.

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
Management Loan
     On November 13, 2003, the Company borrowed an aggregate of $335,000 from certain members of its management which enabled the Company to continue operating into the first quarter of 2004. Net of repayments and conversions into common stock, the aggregate loan principal and accrued interest payable to management at March 31, 2006 is $224,000 and $51,800, respectively. In connection with the April 26, 2004 recapitalization agreement with Toucan Capital, these notes were amended to set the conversion price at $0.10 per share and to extend the maturity date. The outstanding principal balance on the remaining notes, along with the related accrued interest were converted into 2,687,719 shares of common stock on April 17, 2006.
     As part of the November 13, 2003 loan from management, the lenders received warrants initially exercisable to acquire an aggregate of 3.7 million shares of the Company’s common stock, expiring November 2008 subject to certain antidilution adjustments. In connection with the April 26, 2004 recapitalization agreement, warrants were amended to remove the anti-dilution provisions and set the warrant exercise price at the lesser of (i) $0.10 per share or (ii) a 35% discount to the average closing price during the twenty trading days prior to the first closing of the sale by the Company of convertible preferred stock as contemplated by the recapitalization agreement but not less than $0.04 per share. During March 2006, 3.6 million of these warrants were exercised for common stock on a net exercise basis, pursuant to the terms of the warrants. Accordingly, an aggregate of 3.3 million shares of common stock were delivered to current and prior members of management.
Uses of Cash
     We used $609,000 in cash for operating activities during the three months ended March 31, 2006, compared to $1.5 million for the three months ended March 31, 2005. The decrease in cash used in operating activities from 2005 to 2006, was primarily the result of decreased expenditures for consultants in preparation of and filing an IND with the FDA and for entering into a service agreement for drug manufacturing, regulatory advice, and research and development related to preclinical activities.
     We generated $16,000 in cash from investing activities during the three months ended March 31, 2006 compared to $81,000 provided by investing activities during the three months ended March 31, 2005. The cash provided during the three months ended March 31, 2006 and 2005 consisted of net proceeds from the sale of property and equipment.
     We generated $3,182,000 in cash from financing activities for the three months ended March 31, 2005 primarily related to the advance funding on certain invetors’ commitment to acquire common stock. We generated $1.2 million in cash from financing activities during the three months ended March 31, 2005 consisting primarily of the January 26, 2005 securities purchase agreement with Toucan Capital pursuant to which they purchased 32.5 million shares of our newly designated Series A Preferred Stock at a purchase price of $0.04 per share, for a net purchase price of $1.267 million, net of issue related costs of approximately $24,000.

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
Item 4. Controls and Procedures
     (a) Evaluation of disclosure controls, procedures, and internal controls
     Our president, after evaluating, as required, the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), recognized, as of March 31, 2006, our disclosure controls and procedures contained certain internal control weaknesses that, in the aggregate, represent material weaknesses.
     The identified weaknesses were anticipated given the Company’s status with respect to its number of employees (three full-time employees). The weaknesses were comprised of: insufficient segregation of duties, insufficient corporate governance policies, and lack of independent directors as of March 31, 2006. Each of these weaknesses is expected to be corrected with the recapitalization of our Company. SEC release #33-8545 extends the deadline for section 404 compliance for non-accelerated filers, such as our Company, to the first fiscal year ending on or after July 15, 2007.
     As part of the communications by Peterson Sullivan, PLLC with our audit committee with respect to Peterson Sullivan’s audit procedures for 2005, Peterson Sullivan informed the audit committee that these deficiencies constituted material weaknesses, as defined by Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements,” established by the Public Company Accounting Oversight Board, or PCAOB.

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
Item 1A. Risk Factors
     This section briefly discusses certain risks that should be considered by our stockholders and prospective investors. You should carefully consider the risks described below, together with all other information included in our annual report on Form 10-K for the year ended December 31, 2005 and the information incorporated by reference. If any of the following risks actually occur, our business, financial condition, or operating results could be harmed. In such case, you could lose all of your investment.
     We will need to raise additional capital, which may not be available.
     As of May 9, 2006, we have approximately $3.1 million in cash. We believe, based on recurring and planned operating and associated financing costs, our cash will be sufficient to fund our operations for the next twelve months. For operating capital after that date we intend to seek additional funds from Toucan Capital, Toucan Partners, or other third parties. Neither Toucan Capital, Toucan Partners or any other third parties is obligated to provide us any additional funds. Any additional financing with Toucan Capital, Toucan Partners or any other third party is likely to be dilutive to stockholders, and any debt financing, if available, may include additional restrictive covenants. We do not believe that our assets would be sufficient to satisfy the claims of all of our creditors in full and to satisfy aggregate liquidation preferences of our preferred stock. Therefore, if we were to pursue a liquidation it is highly unlikely that any proceeds would be received by our common stockholders.
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
     We have incurred net losses every year since our incorporation in July 1998 and, as of March 31, 2006, we had a deficit accumulated during the development stage of approximately $86.6 million. We have had net losses applicable to common stockholders as follows:
•	$5.8 million in 2003;

•	$8.5 million in 2004;

•	$9.9 million in 2005; and .

•	$4.0 million for the three months ended March 31, 2006.
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
     We have had a limited operating history and are at an early stage of development. We may not be able to achieve revenue growth in the future. We have generated the following limited revenues:
•	$529,000 in 2003;

•	$390,000 in 2004;

•	$124,000 in 2005; and

•	We have not recognized any revenues for the three months ended March 31, 2006.
     We have derived most of these limited revenues from:
•	the sale of research products to a single customer;

•	contract research and development from related parties; and

•	research grants.
     In the future, we anticipate that revenues, if any, will be derived through grants, partnering agreements, and, ultimately, the commercialization of our product candidates.
     We may not be able to retain existing personnel.
     Since September 2002, we reduced our research and administrative staff approximately 94%, from 67 employees to a remaining staff of 3 full-time employees, as of March 31, 2006. The uncertainty of our cash position, workforce reductions, and the volatility in our stock price may create anxiety and uncertainty, which may adversely affect employee morale and cause us to lose employees whom we would prefer to retain. To the extent that we are unable to retain our existing personnel, our business and financial results may suffer.
     We have no manufacturing capabilities, which could adversely impact our ability to commercialize our product candidates.
     We have no manufacturing facilities or expertise to produce our product candidates. We have never manufactured, on a commercial scale, any of our research products. Even if one or more of our product candidates is approved for marketing, we may not be able to enter into agreements with contract manufactures for the manufacture of any of our product candidates at a reasonable cost or in sufficient quantities to be profitable.
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
     Our success also depends partially upon the performance of our collaborators. We cannot directly control the amount and timing of resources that our existing or future collaborators devote to the research, development or marketing of our product candidates. As a result, those collaborators:
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
     The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Several companies, such as Cell Genesys, Inc., Dendreon Corporation, Immuno-Designed Molecules, Inc., Micromet, Inc. and Antigenics Inc. are actively involved in the research and development of cell-based cancer therapeutics. Of these companies, we believe that only Dendreon and Cell Genesys are carrying-out Phase III clinical trials with a cell-based therapy. No dendritic cell-based therapeutic product is currently approved for commercial sale. Additionally, several companies, such as Medarex, Inc., Amgen, Inc., Agensys, Inc., and Genentech, Inc., are actively involved in the research and development of monoclonal antibody-based cancer therapies. Currently, at least seven antibody-based products are approved for commercial sale for cancer therapy. Genentech is also engaged in several Phase III clinical trials for additional antibody-based therapeutics for a variety of cancers, and several other companies are in early stage clinical trials for such products. Many other third parties compete with us in developing alternative therapies to treat cancer, including:
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
     We expect that our ability to compete effectively will be dependent upon our ability to:
•	obtain additional funding;

•	successfully complete clinical trials and obtain all requisite regulatory approvals;

•	maintain a proprietary position in our technologies and products;

•	attract and retain key personnel; and

•	maintain existing or enter into new collaborations.
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

     As of May 9, 2006, Toucan Capital and Toucan Partners collectively beneficially owned an aggregate of approximately 394.8 million shares of our common stock issuable pursuant to conversion of Series A Preferred Stock, Series A-1 Preferred Stock, convertible notes, and warrants, representing beneficial ownership of approximately 86% of our outstanding common stock, on an as-converted to common stock basis. The notes held by Toucan Partners are currently convertible into common stock or Series A Preferred Stock at its election, at the price of $0.04, or Series A-1 Preferred Stock at the price of $1.60 per share. The Series A Preferred Stock and Series A-1 Preferred Stock is similarly convertible into common stock (at the rate of 1-for-1 in the case of Series A Preferred Stock and at the rate of 1-for-40 in the case of Series A-1 Preferred Stock). Finally, the warrants held by Toucan Capital and Toucan Partners are exercisable at exercise prices ranging from $0.01 to $0.04 per share. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Toucan Capital and Toucan Partners have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they can dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.
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
     On December 14, 2001, our common stock was listed on the NASDAQ National Market. Prior to that time there was no public market for our common stock. On December 23, 2002, our common stock was delisted from the NASDAQ National Market and our common stock is currently listed on the Over The Counter Bulletin Board, or OTCBB, which is generally recognized as being a less active market than the NASDAQ National Market. You may not be able to sell your shares at the time or at the price desired. The effects of not being able to list our securities on a national exchange include:
•	limited release of the market price of our securities;

•	limited news coverage;

•	limited interest by investors in our securities;

•	volatility of our stock price due to low trading volume;

•	increased difficulty in selling our securities in certain states due to “blue sky” restrictions; and

•	limited ability to issue additional securities or to secure additional financing.
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
     Our Sixth Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), our Second Amended and Restated Bylaws, as amended (the “Bylaws), and stockholder rights plan contain provisions that could delay or prevent a change in our management team. Some of these provisions:
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
Because the common stock may be subject to “penny stock” rules, the market for the common stock may be limited.
     Because our common stock is subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected. Under the “penny stock” rules promulgated under the Exchange Act, broker-dealers who recommend such securities to persons other than institutional accredited investors:
•	must make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to a transaction prior to sale;

•	provide the purchaser with risk disclosure documents which identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•	obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

     As a result of these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and stockholders may find it more difficult to sell our securities.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     On March 30, 2006, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with a group of accredited investors pursuant to which the Company agreed to sell an aggregate of 39,467,891 shares of its common stock (the “Shares”), at a price of $0.14 per share, and to issue, for no additional consideration, warrants to purchase up to an aggregate of 19,733,945 shares of Company common stock (the “Warrants”). The transaction closed on April 4, 2006 and the Company received gross proceeds of $5,525,504, before offering expenses. The Shares and Warrants were issued in a private placement pursuant to Rule 506 of the Securities Act. The securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.
     The Warrants expire five years after issuance, and are initially exercisable at a price of $0.14 per share. The exercise price of the Warrants and the number of shares issuable upon exercise thereof (the “Warrant Shares”) are subject to adjustment if, under certain circumstances, within twelve months of April 4, 2006, the Company issues any shares of common stock or other securities that are convertible into shares of common stock at a price less than $0.14 per share, in which circumstances the exercise price of the Warrant will be reduced to the price at which such shares are issued or deemed issued and the holders of the Warrants may elect to have the number of their Warrant Shares proportionally increased to maintain the same aggregate exercise price.
     Under the Purchase Agreement, the Company has agreed to register for resale under the Securities Act both the Shares and the Warrant Shares. Under the terms of the Purchase Agreement, the Company is required to file a registration statement with the SEC within 45 days of April 4, 2006. The Company also agreed to other customary obligations regarding registration, including matters relating to indemnification, maintenance of the registration statement, payment of expenses, and compliance with state “blue sky” laws. The Company may be liable for liquidated damages to holders of the Shares and Warrant Shares (a) if the registration statement is not filed on or prior to May 19, 2006; (b) if the registration statement is not declared effective by the SEC on or prior to July 3, 2006; or (c) if the registration statement (after being declared effective) ceases to be effective in a manner, and for a period of time, that violates the Company’s obligations under the Purchase Agreement. The amount of the liquidated damages is, in aggregate, one percent (1%) per month, subject to an aggregate cap of ten percent (10%).
     On March 30, 2006 the Company issued an aggregate of 1,029,558 shares of its common stock to two former employees as a result of the net exercise of warrants to purchase an aggregate of 1,111,108 shares of common stock at $0.04 per share held by those individuals.
     On April 7, 2006, the Company issued 482,091 shares of common stock to an accredited investor as a result of the net exercise of the warrant to purchase 714,825 shares of common stock at $0.14 per share acquired by such investor pursuant to the Company’s private placement of common stock and warrants which closed on April 4, 2006. In each case, the shares of common stock were offered and sold in reliance upon exemptions from registration pursuant to Section 3(a)(9) of the Securities Act of 1933, as amended as an exchange of securities where no commission or other remuneration is paid or given directly or indirectly for soliciting the exchange. At the time of their issuance, the above described shares of common stock will be deemed to be restricted securities of purposes of the Securities Act of 1933, as amended.
Item 3. Defaults upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of our stockholders during the three months ended March 31, 2006.
Item 5. Other Information
     None

     Item 6. Exhibits
     a) Exhibits

3.1	Sixth Amended and Restated Certificate of Incorporation, as amended. (3.1.)(1)

3.2	Second Amended and Restated Bylaws of the Company.(3.2)(1)

3.3	Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, as amended.(3.3)(1)

3.4	Certificate of Designations, Preferences and Rights of Series A-1 Cumulative Convertible Preferred Stock. (3.4) (1)

3.5	First Amendment to Second Amended and Restated Bylaws of Northwest Biotherapeutics, Inc. (3.1) (2)

*31.1	Certification of President (Principal Executive Officer and Principal Financial and Accounting Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of President (Principal Executive Officer and Principal Financial and Accounting Officer), Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Annual Report on Form 10-K filed on April 18, 2006.

(2)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K filed on April 26, 2006.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC
Dated: May 15, 2006	By:	/s/ Alton L. Boynton
Alton L. Boynton
President (Principal Executive Officer)

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
EXHIBIT INDEX

3.1	Sixth Amended and Restated Certificate of Incorporation, as amended. (3.1.)(1)

3.2	Second Amended and Restated Bylaws of the Company.(3.2)(1)

3.3	Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, as amended.(3.3)(1)

3.4	Certificate of Designations, Preferences and Rights of Series A-1 Cumulative Convertible Preferred Stock. (3.4) (1)

3.5	First Amendment to Second Amended and Restated Bylaws of Northwest Biotherapeutics, Inc. (3.1) (2)

*31.1	Certification of President (Principal Executive Officer and Principal Financial and Accounting Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of President (Principal Executive Officer and Principal Financial and Accounting Officer), Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Annual Report on Form 10-K filed on April 18, 2006.

(2)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K filed on April 26, 2006.

*	Filed herewith.