Form 10-K/A
period 2004-12-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2006-06-30
CIK 1072379

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
Commission File No. 0-26825
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
NORTHWEST BIOTHERAPEUTICS, INC.

(Exact name of registrant as specified in its charter)
Delaware
(Jurisdiction of Incorporation)
94-3306718
(I.R.S. Employer Identification No.)
18701 120th Avenue N.E., Suite 101
Bothell, WA 98011
(Address of Principle Executive Offices)
(425) 608-3000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant Section to 12(g) of the Act:
Common Shares, $0.001 Par value

(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated ☐	Accelerated filer ☐	Non-accelerated filer ☑
On June 26, 2006, there were 65,241,286 shares of the Registrant’s common stock issued and outstanding. The aggregate market value of the Registrant’s voting stock held by non-affiliates is approximately $15.6 million as of June 26, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
None.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

PART IV
Item 15. Exhibits and Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX
EXHIBIT 10.35
EXHIBIT 31.1

EXPLANATORY NOTE
This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Annual Report”) of Northwest Biotherapeutics, Inc. (the “Registrant”) is being filed solely for the purpose of re-filing Exhibit 10.35, which exhibit has been amended pursuant to comments received from the Staff of the Securities and Exchange Commission (the “Commission”) with respect to a confidential treatment request filed with the Commission, and amending the Exhibit Index to Part IV, Item 15 to add new certifications as required by Rule 12b-15 of the Securities and Exchange Act of 1934, as amended. No other modifications or changes have been made to Part IV, Item 15 or any other portions of the Annual Report, as originally filed. This Amendment No. 1 does not reflect events occurring after the filing of the Annual Report or modify or update the disclosure included in the Annual Report that may have been affected by events subsequent to the filing of the Annual Report.
     PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(3) Exhibits -
10.35	Services Proposal between the Company and Cognate Therapeutics, Inc. dated July 30, 2004.*+

31.1	Certification of President (Principal Executive, Financial and Accounting Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

+	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Commission.

*	Filed herewith

     SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
NORTHWEST BIOTHERAPEUTICS, INC.

By:	/s/ Alton L. Boynton Alton L. Boynton
President
Date: June 30, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ Alton L. Boynton Alton L. Boynton	President and Director (Principal Executive, Financial and Accounting Officer)	June 30, 2006

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Sixth Amended and Restated Certificate of Incorporation.(1)

3.2	Second Amended and Restated Bylaws of the Company.(3.2)(3)

3.3	Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock.(3.1)(2)

4.1	Specimen Common Stock Certificate.(4.1)(4)

4.2	Amendment dated April 26, 2004 to the Northwest Biotherapeutics, Inc. Stockholders Rights Plan dated February 26, 2002 between the Company and Mellon Investors Services, LLC.(4.2)(3)

4.3	Rights Agreement Amendment dated April 26, 2004 to the Northwest Biotherapeutics, Inc. Stockholders Rights Plan dated February 26, 2002 between the Company and Mellon Investors Services, LLC.(4.1)(3)

10.1	Industrial Lease — Multiple Tenant, The Lease Agreement between Benaroya Capital Co., LLC and the Company. Effective June 18, 2003.(10.1)(2)

10.2	Form of First Amendment To Warrants To Purchase Common Shares.(10.2)(3)

10.3	Form of Consent To Loan And Amendment Of Security Agreement.(10.3)(3)

10.4	Recapitalization Agreement dated April 26, 2004 between the Company and Toucan Capital Fund II, L.P.(10.4)(3)+

10.5	Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principal amount of $50,000, dated April 26, 2004, between the Company and Toucan Capital Fund II, L.P.(10.5)(3)

10.6	Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principal amount of $50,000, dated April 26, 2004, between the Company and Toucan Capital Fund II, L.P.(10.6)(3)

10.7	Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principal amount of $500,000, dated April 26, 2004, between the Company and Toucan Capital Fund II, L.P.(10.7)(3)

10.8	Warrant to purchase securities of the Company dated April 26, 2004 to Toucan Capital Fund II, L.P.(10.8)(3)

10.9	Form of Warrant to purchase securities of the Company (10.9)(3)

10.10	Form of Subordination Agreement.(10.10)(3)

10.11	Form of First Amendment To Convertible Secured Promissory Note.(10.11) 3)

10.12	Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principal amount of $500,000, dated June 11, 2004, between the Company and Toucan Capital Fund II, L.P.(10.12)(5)

10.13	Amended and Restated Recapitalization Agreement between the Company and Northwest Biotherapeutics, Inc. and Toucan Capital Fund II, L.P., dated July 30, 2004.(10.1)(6)+

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

Exhibit
Number	Description
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

10.30	Warrant to purchase securities of the Company dated December 27, 2004 to Toucan Capital Fund II, L.P.(10.3)(9)

10.31	Securities Purchase Agreement between the Company and Toucan Capital Fund II, L.P.) dated January 26, 2005 (10.4)(5)

10.32	Warrant to purchase securities of the Company dated January 26, 2005 to Toucan Capital Fund II, L.P.(10.2)(5)

10.33	Amendment No. 4 to the Amended and Restated Recapitalization Agreement between the Company and Toucan Capital Fund II, L.P., dated January 26, 2005.(10.3)(5)

10.34	First Amendment to Warrants between the Company and Toucan Capital Fund II, L.P., dated January 26, 2005.(10.5)(5)

10.35	Services Proposal between the Company and Cognate Therapeutics, Inc. dated July 30, 2004.**+

10.36	Form of First Amendment To Amended and Restated Northwest Biotherapeutics, Inc. Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note. *

Exhibit
Number	Description
10.37	Amendment No. 5 to the Amended and Restated Recapitalization Agreement between the Company Toucan Capital Fund II, L.P., Dated April 12, 2005. *

10.38	Loan Agreement, Security Agreement and 10% Convertible, Secured Promissory Note in the principal amount of $450,000, dated April 12 2005, between the Company and Toucan Capital Fund II, L.P. *

10.39	Warrant to purchase securities of the Company dated April 12, 2005 to Toucan Capital Fund II, L.P. *

10.40	Third Amendment To Amended And Restated Binding Term Sheet dated April 12, 2005 between the Company and Toucan Capital Fund, II, LP. *

10.41	Form of Second Amendment To Convertible Secured Promissory Note. *

23.1	Consent of Peterson Sullivan PLLC, Independent Registered Public Accounting Firm.*

23.2	Consent of KPMG LLP, Independent Registered Public Accounting Firm.*

31.1
Certification of President (Principal Executive, Financial and Accounting Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Controller Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

(1)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Form DEF 14A on December 2, 2004.

(2)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Form 10-Q on August 14, 2003.

(3)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Form 10-K on May 14, 2004.

(4)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-67350).

(5)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Registration Statement on Form 8-K, dated January 26, 2005.

(6)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Form 10-Q on November 15, 2004.

(7)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Form 8-K on October 22, 2004.

(8)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Form 8-K on November 10, 2004.

(9)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Form 8-K on December 27, 2004.

(+)	Confidential treatment has been requested for certain information contained in this document. Such information has been omitted and filed separately with the Commission.

*	Previously field with the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Commission on April 15, 2005.

**	Filed herewith.