Form 10-Q
period 2006-06-30
NORTHWEST BIOTHERAPEUTICS INC
filed 2006-08-14
CIK 1072379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-26825

Northwest Biotherapeutics, Inc.

Incorporated under the laws	I.R.S. Employer Identification
of the State of Delaware	No. 94-3306718
18701 — 120th Avenue NE, Suite 101
Bothell, Washington 98011
(425) 608-3000
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     As of August 10, 2006, the total shares of common stock outstanding is 65,241,286, $0.001 par value.

NORTHWEST BIOTHERAPEUTICS, INC.

Page
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Balance Sheets as of December 31, 2005 and June 30, 2006 (unaudited)	3
Condensed Statements of Operations (unaudited) for the three and six months ended June 30, 2005 and 2006 and the period from March 18, 1996 (inception) to June 30, 2006	4
Condensed Statements of Cash Flows (unaudited) for the six months ended June 30, 2005 and 2006 and the period from March 18, 1996 (inception) to June 30, 2006	5
Notes to Condensed Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	21
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Securities and Use of Proceeds	29
Item 3. Defaults Upon Senior Securities	29
Item 4. Submission of Matters to a Vote of Security Holders	29
Item 5. Other Information	30
Item 6. Exhibits	31
SIGNATURES	32
INDEX TO EXHIBITS	33
EXHIBIT 31.1
EXHIBIT 32.1

Part I — Financial Information
NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
Condensed Balance Sheets
(in thousands)

	December 31,	June 30,
	2005	2006
		Unaudited
Assets
Current assets:
Cash	$352	$2,466
Accounts receivable	17	—
Accounts receivable, related party	58	58
Prepaid expenses and other current assets	117	124

Total current assets	544	2,648

Property and equipment:
Laboratory equipment	100	100
Office furniture and other equipment	96	96

	196	196
Less accumulated depreciation and amortization	(143)	(162)

Property and equipment, net	53	34
Restricted cash	31	31
Deposit and other non-current assets	3	3

Total assets	$631	$2,716

Liabilities And Stockholders’ Equity
Current liabilities:
Note payable to related parties, net of discount	$6,683	$515
Current portion of capital lease obligations	10	6
Accounts payable	443	388
Accounts payable, related party	3,353	2,762
Accrued expenses	117	152
Accrued expense, tax liability	336	353
Accrued expense, related party	500	639
Common stock warrant liability	604	—

Total current liabilities	12,046	4,815
Long-term liabilities:
Capital lease obligations, net of current portion	3	—

Total liabilities	12,049	4,815

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 and 300,000,000 shares authorized at December 31, 2005 and June 30, 2006, respectively
Series A preferred stock, 50,000,000 designated and 32,500,000 shares issued and outstanding at December 31, 2005 and June 30, 2006	33	33
Series A-1 preferred stock, zero and 10,000,000 designated at December 31, 2005 and June 30, 2006, respectively, and zero and 4,816,863 shares issued and outstanding at December 31, 2005 and June 30, 2006, respectively	—	5
Common stock, $0.001 par value; 300,000,000 and 800,000,000 shares authorized and 19,078,047 and 65,241,286 shares issued and outstanding at December 31, 2005 and June 30, 2006, respectively	19	65
Additional paid-in capital	71,220	78,017
Deficit accumulated during the development stage	(82,690)	(80,219)

Total stockholders’ equity	(11,418)	(2,099)

Total liabilities and stockholders’ equity	$631	$2,716

See accompanying notes to condensed financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
Condensed Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended		Period from
	June 30,		June 30,		March 18, 1996
					(inception) to
	2005	2006	2005	2006	June 30, 2006
Revenues:
Research material sales	$8	$—	$19	$—	$450
Contract research and development from related parties	—	—	—	—	1,128
Research grants	—	—	76	—	1,061

Total revenues	8	—	95	—	2,639

Operating expenses:
Cost of research material sales	1	—	5	—	382
Research and development	1,293	1,217	2,608	1,644	33,711
General and administrative	454	733	920	1,176	31,870
Depreciation and amortization	15	9	39	19	2,285
Accrued loss on facility sublease	—	—	—	—	895
Asset impairment loss	—	7	—	(9)	2,057

Total operating expenses	1,763	1,966	3,572	2,830	71,200

Loss from operations	(1,755)	(1,966)	(3,477)	(2,830)	(68,561)

Other income (expense):
Warrant valuation	—	9,240	—	7,127	6,759
Gain on sale of intellectual rights	—	—	—	—	3,656
Interest expense	(884)	(858)	(1,693)	(1,839)	(14,976)
Interest income	1	12	2	13	749

Net income (loss)	(2,638)	6,428	(5,168)	2,471	(72,373)

Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	(1,872)
Series A preferred stock redemption fee	—	—	—	—	(1,700)
Beneficial conversion feature of Series D preferred stock	—	—	—	—	(4,274)

Net income (loss) applicable to common stockholders	$(2,638)	$6,428	$(5,168)	$2,471	$(80,219)

Net income/loss per share applicable to common stockholders — basic	$(0.14)	$0.10	$(0.27)	$0.06

Weighted average shares used in computing basic net income/loss per share	19,078	63,381	19,057	41,427

Net income/loss per share applicable to common stockholders — diluted	$(0.14)	$0.03	$(0.27)	$0.01

Weighted average shares used in computing diluted net income/loss per share	19,078	228,505	19,057	206,551

See accompanying notes to condensed financial statements.

Northwest Biotherapeutics, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(in thousands)
(Unaudited)

			Period from
	Six Months Ended		March 18, 1996
	June 30,		(Inception) to
	2005	2006	June 30, 2006
Cash Flows from Operating Activities:
Net Income (Loss)	$(5,168)	$2,471	$(72,373)
Reconciliation of net income (loss) to net cash used in operating activities:
Depreciation and amortization	39	19	2,285
Amortization of deferred financing costs	—	—	320
Amortization debt discount	1,445	1,561	11,819
Accrued interest converted to preferred stock	—	—	260
Accreted interest on convertible promissory note	244	260	1,057
Stock-based compensation costs	6	3	1,096
Gain on sale of intellectual property and royalty rights	—	—	(3,656)
Loss (gain) on sale of property and equipment	—	(16)	267
Warrant valuation	(81)	(7,127)	(6,759)
Asset impairment loss	—	—	2,066
Loss on facility sublease	—	—	895
Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	(99)	17	(58)
Prepaid expenses and other current assets	59	(7)	342
Accounts payable and accrued expenses	761	(455)	4,698
Accrued loss on sublease	—	—	(265)
Deferred grant revenue	(35)	—	—
Deferred rent	—	—	410

Net Cash used in Operating Activities	(2,829)	(3,274)	(57,596)

Cash Flows from Investing Activities:
Purchase of property and equipment, net	—	—	(4,580)
Proceeds from sale of property and equipment	81	16	249
Proceeds from sale of intellectual property	—	—	1,816
Proceeds from sale of marketable securities	—	—	2,000
Refund of security deposit	—	—	(3)
Transfer of restricted cash	—	—	(1,035)

Net Cash provided by (used in) Investing Activities	81	16	(1,553)

Cash Flows from Financing Activities:
Proceeds from issuance of note payable to stockholder	—	—	1,650
Repayment of note payable to stockholder	—	—	(1,650)
Proceeds from issuance of convertible promissory note and warrants, net of issuance costs	1,400	300	13,099
Borrowing under line of credit, Northwest Hospital	—	—	2,834
Repayment of line of credit, Northwest Hospital	—	—	(2,834)
Repayment of convertible promissory note	(54)	(13)	(119)
Payment on capital lease obligations	(22)	(7)	(317)
Payments on note payable	—	—	(420)
Proceeds from issuance Series A cumulative preferred stock, net	1,276	—	28,708
Proceeds from exercise of stock options and warrants	4	8	227
Proceeds from issuance common stock, net	—	5,084	22,457
Advance on funding commitment for common stock	—	—	—
Mandatorily redeemable Series A preferred stock redemption fee	—	—	(1,700)
Deferred financing costs	—	—	(320)

Net Cash (used in) provided by Financing Activities	2,604	5,372	61,615

Net increase (decrease) in cash	(144)	2,114	2,466

			Period from
	Six Months Ended		March 18, 1996
	June 30,		(Inception) to
	2005	2006	June 30, 2006
Cash at beginning of period	248	352	—

Cash at end of period	$104	$2,466	$2,466

Supplemental disclosure of cash flow information — Cash paid during the period for interest	$4	$2	$1,398

Supplemental schedule of non-cash financing activities:
Equipment acquired through capital leases	—	—	285
Common stock warrant liability	—	6,523	531
Accretion of mandatorily redeemable Series A preferred stock redemption obligation	—	—	1,872
Beneficial conversion feature of convertible promissory notes	1,400	64	6,842
Conversion of convertible promissory notes and accrued interest to Series D preferred stock	—	—	5,324
Conversion of convertible promissory notes and accrued interest to Series A-1 preferred stock	—	7,707	7,707
Conversion of convertible promissory notes and accrued interest to common stock	—	269	269
Issuance of Series C preferred stock warrants in connection with lease agreement	—	—	43
Issuance of common stock for license rights	—	—	4
Issuance of common stock and warrants to Medarex	—	—	840
Issuance of common stock to landlord	—	—	35
Deferred compensation on issuance of stock options and restricted stock grants	8	—	759
Cancellation of options and restricted stock	—	—	849
Stock subscription receivable	—	—	480
Financing of prepaid insurance through note payable	—	—	491

See accompanying notes to condensed financial statements.

Northwest Biotherapeutics, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(unaudited)
1. Basis of Presentation
     The accompanying condensed financial statements are unaudited and include the accounts of Northwest Biotherapeutics, Inc. (the “Company”). The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2005. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). All normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the three and six-month periods ended June 30, 2006 are not necessarily indicative of results to be expected for a full year.
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
2. Summary of significant accounting policies
     The significant accounting policies used in the preparation of the Company’s condensed financial statements are disclosed in the Annual Report on Form 10-K for the year ended December 31, 2005. Additional significant accounting policies for fiscal 2006 are disclosed below.
Stock-based Compensation
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment (Revised 2004).” SFAS No. 123(R) requires the measurement and recognition of compensation for all stock-based awards made to employees and directors including stock options and employee stock purchases under a stock purchase plan, based on estimated fair values. SFAS No. 123(R) supersedes previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” for periods beginning January 1, 2006.
     The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, the Company’s condensed financial statements for periods prior to the first quarter of 2006 have not been restated to reflect this change. Stock-based compensation recognized during the period is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. Stock-based compensation recognized in the Company’s condensed financial statements for the three and six months ended June 30, 2006 includes compensation cost for stock-based awards granted prior to, but not fully vested as of December 31, 2005 and stock-based awards granted subsequent to December 31, 2005, as applicable.
3. Stock-Based Compensation Plans
     Effective January 1, 2006, the Company adopted SFAS No. 123(R), which establishes accounting for stock-based awards exchanged for employee services, using the modified prospective transition method. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, over the requisite service period. Previously, the Company applied APB Opinion No. 25 and related interpretations, as permitted by SFAS No. 123.
     For options and warrants issued to non-employees, the Company recognizes stock compensation costs utilizing the fair value methodology prescribed in SFAS No. 123(R) over the related period of benefit.

     Determining Fair Value Under SFAS No. 123(R)
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
     Expected Volatility. The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of its common stock. The volatility factor used in the Black-Scholes option valuation model is based on the Company’s historical stock prices over the most recent period commensurate with the estimated expected life of the award.
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
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no shares purchased under the Company’s employee stock purchase plan during the three and six months ended June 30, 2006 and 2005.
     The stock-based compensation expense related to stock-based awards under SFAS No. 123(R) totaled approximately $500 and $1,600 for the three and six months ended June 30, 2006, respectively. At June 30, 2006 the Company had non-vested stock options covering approximately 55,000 shares of common stock that had a weighted average grant date fair value of $0.11. As of June 30, 2006, the Company had approximately $2,500 of total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for any future changes in estimated forfeitures. The Company expects to recognize this cost over the next two years.
     Pro Forma Information Under SFAS No. 123 and APB Opinion No. 25
     Prior to January 1, 2006, stock-based compensation plans were accounted for using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. No stock-based compensation was reflected in net loss in the three and six months ended June 30, 2005, as all stock options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123(R), net income (loss) and basic and diluted net income (loss) per share would have been changed to the pro forma amounts indicated below (in thousands, except for per share data):

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
Net loss applicable to common stockholders:
As reported	$(2,638)	$(5,168)
Add: Stock-based employee compensation expense included in reported net loss, net	4	8
Deduct: Stock-based employee compensation determined under fair value based method for all awards	(25)	(44)

Pro forma	$(2,659)	$(5,204)

Net loss per share-basic and diluted:
As reported	$(0.14)	$(0.27)
Pro forma	$(0.14)	$(0.27)
     There were no stock options granted during the three and six month periods ended June 30, 2006 and 2005.

4. Liquidity
     Since 2004, the Company has undergone a significant recapitalization pursuant to which Toucan Capital Fund II, L.P. (“Toucan Capital”), has loaned it $6.75 million and Toucan Partners, LLC, an affiliate of Toucan Capital (“Toucan Partners”), has loaned the Company $950,000. On January 26, 2005, the Company entered into a securities purchase agreement with Toucan Capital pursuant to which they purchased 32.5 million shares of the Company’s Series A Preferred Stock at a purchase price of $0.04 per share, for a net purchase price of $1.267 million, net of offering related costs of approximately $24,000. In April 2006, $6.75 million of the notes payable plus all accrued interest due to Toucan Capital were converted into shares of Series A-1 Preferred Stock.
     These funds enabled the Company to continue to operate and advance programs, while attempting to raise additional capital. On March 30, 2006, the Company entered into an equity financing (“PIPE Financing”) with unrelated investors pursuant to which aggregate gross proceeds of approximately $5.5 million was raised.
     As of August 10, 2006, the Company had cash in the amount of $1.9 million which it believes, based on recurring operating and associated financing costs, will be sufficient to fund current operations for the next six months. Approximately $3.9 million of the Company’s current liabilities at June 30, 2006 were payable to related parties, net of the related debt discount. During July 2006, the Company paid $200,000 of the remaining current related party liabilities recorded as of June 30, 2006. For purposes of the Company’s assessment of its ability to fund its operations through the next six months, management has assumed that it would be able to refinance or otherwise defer the payment of the remaining $3.7 million of related party liabilities, net of the related debt discount. These remaining liabilities consist primarily of $515,000 related to notes payable to Toucan Partners, net of the related debt discount, $2.6 million due to Cognate Therapeutics, Inc. for contract manufacturing as of June 30, 2006 and $639,000 related to expenses paid by Toucan Capital on behalf of the Company.
     These parties have not yet agreed to any refinancing or deferral and may not do so. If these related party liabilities, the majority of which is currently due, are required to be repaid in the near term the Company’s cash is not considered sufficient to fund its current liabilities. Accordingly, the Company may not be able to continue meeting its obligations on an ongoing basis, if at all. The Company needs to raise significant additional funding to continue its operations, conduct research and development activities, pre-clinical studies and clinical trials necessary to bring its product candidates to market. However, additional funding may not be available on terms acceptable to the Company or at all. The alternative of issuing additional equity or convertible debt securities also may not be available and, in any event, would result in additional dilution to the Company’s stockholders. For ongoing operating capital the Company intends to seek additional funds from Toucan Capital, Toucan Partners, or other third parties. Neither Toucan Capital, Toucan Partners, or any other third parties is obligated to provide the Company any additional funds. Any additional financing with Toucan Capital, Toucan Partners or any other third party is likely to be dilutive to stockholders, and any debt financing, if available, may include additional restrictive covenants. The Company does not believe that its assets would be sufficient to satisfy the claims of all of its creditors in full and to satisfy aggregate liquidation preferences of our preferred stock in full. Therefore, if the Company were to pursue a liquidation, it is highly unlikely that any proceeds would be received by the holders of the Company’s common stock. If the Company is unable to obtain significant additional capital in the near-term, it may cease operations at anytime.
     There can be no assurance that the Company’s efforts to seek funding will be successful. If the Company’s capital raising efforts are unsuccessful, the Company’s inability to obtain additional cash as needed could have a material adverse effect on its financial position, results of operations and its ability to continue its existence. The Company’s independent auditors have indicated in their report on the financial statements, included in the December 31, 2005 annual report on Form 10-K, that there is substantial doubt about the Company’s ability to continue as a going concern.
5. Net Income (Loss) Per Share Applicable to Common Stockholders
     For the three and six months ended June 30, 2006 and 2005, respectively, conversion rights to purchase 286,000 and 743,000 shares of common stock and warrants to purchase 569,000 and 131 million shares of common and preferred stock were not included in the computation of diluted net income (loss) per share because they were antidilutive. For the three and six months ended June 30, 2006, respectively, options to purchase 223,000 and warrants to purchase 131 million shares of common stock were included in the computation of diluted net income (loss) per share because they were dilutive. Convertible debt having a face value of $950,000 is also considered to be dilutive for purposes of computing diluted net income (loss) per share. In determining the amount of net income used to compute diluted earnings per share, the Company applied the “if converted method”. Accordingly, net income for the three and six months ended June 30, 2006, has been increased by approximately $23,000 and $41,000 representing interest expense that would have been avoided if the debt had been converted as of April 1, 2006 and January 1, 2006, respectively. Additionally, net income for the three and six months ended June 30, 2006, has been decreased by approximately $482,000 representing the expense for the unamortized discount of the beneficial conversion feature as of April 1, 2006 and January 1, 2006. The conversion of the convertible debt increases the number of shares outstanding for purposes of computing diluted net income (loss) per share by 23,903,000 shares for both the three and six month periods ended June 30, 2006.
6. Notes Payable
     Management Loans

     On November 13, 2003, the Company borrowed an aggregate of $335,000 from certain members of its management which enabled the Company to continue operating into the first quarter of 2004. On April 17, 2006, the outstanding principal balance on the remaining notes, and the related accrued interest, were converted into 2,687,719 shares of common stock. Accordingly, as of June 30, 2006 all of these loans have either been repaid or converted into common stock.
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
     During March 2006, warrants for the purchase of 3.6 million shares of common stock were exercised on a net exercise basis resulting in the issuance of approximately 3.3 million shares of common stock. The remaining 100,000 management warrants were exercised during the second quarter of 2006. As a result, an aggregate of 3.4 million shares of common stock were issued to current and prior members of management.
     Toucan Capital Loans
     From February 2004 through March 2006, the Company entered into multiple agreements with Toucan Capital and Toucan Partners, all of which relate to and were intended by the parties to implement the terms and conditions of the recapitalization agreement originally entered into on April 26, 2004 with Toucan Capital. The recapitalization agreement, as amended, contemplated the investment of up to $40 million through the issuance of new securities to Toucan Capital and a syndicate of other investors to be determined.
     The Company and Toucan Capital amended the recapitalization agreement in conjunction with each successive loan agreement. The amendments (i) updated certain representations and warranties of the parties made in the recapitalization agreement, and (ii) made certain technical changes in the recapitalization agreement in order to facilitate the bridge loans described therein.
     Pursuant to the recapitalization agreement, as amended, the Company borrowed an aggregate of $6.75 million from Toucan Capital, from February 2, 2004 through September 7, 2005. In connection with the loans from Toucan Capital, the Company issued warrants to purchase 122.5 million aggregate shares of capital stock. These warrants provide Toucan Capital the ability to purchase 66 million and 56.5 million aggregate shares of capital stock at an exercises price of $0.01 per share and $0.04 per share, respectively. The warrant exercise period is seven years from the issuance date of the warrant and the related convertible notes.
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
     Toucan Partners Loans
     The Company borrowed $950,000 from Toucan Partners, an affiliate of Toucan Capital, from November 14, 2005 to March 9, 2006, comprised of the loans listed below. The conversion shares are based upon the outstanding principal and accrued interest as of June 30, 2006:

			Interest	Conversion	Warrant
Loan Date	Principal(1)	Due Date	Rate(2)	Shares(3)	Shares(3)
	(In thousands)			(In thousands)	(In thousands)
11/14/2005	$400	11/14/2006	10%	10,641	4,000	(4)
12/30/2005	250	12/30/2006	10%	6,556	2,500	(5)
03/09/2006	300	03/09/2007	10%	7,727	3,000	(5)

Total	$950			24,924	9,500

(1)	The notes are secured by a first priority senior security interest in all of the Company’s assets.

(2)	Interest accrues at 10% per annum, based on a 365-day basis compounded annually from the respective original issuance dates of the notes.

(3)	The notes are convertible into, and the warrants are exercisable for, shares of convertible preferred stock if the convertible preferred stock is approved and authorized and other investors have purchased in cash a minimum of $15 million of such convertible preferred stock, on the terms and conditions set forth in the recapitalization agreement. However, if, for any reason, such convertible preferred stock is not approved or authorized and/or if other investors have not purchased in cash a minimum of $15 million of such convertible preferred stock, on the terms and conditions set forth in the recapitalization agreement, these notes shall be convertible into, and the warrants shall be exercisable for, any equity security and/or debt security and/or any combination thereof.

(4)	Exercise period is 7 years from the issuance date of the note.

(5)	Exercise period is 7 years from April 17, 2006 (the issuance date of the warrant).
     Proceeds from the issuance of $950,000 senior convertible promissory notes and warrants between November 14, 2005 and March 9, 2006 were allocated between the notes and warrants on a relative fair value basis. The value allocated to the warrants on the date of the grant was approximately $587,000. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate ranging from 4.1% to 4.4%, volatility ranging between 398% and 408%, and a contractual life of 7 years. The value of the warrants was recorded as a deferred debt discount against the $950,000 proceeds of the notes. In addition, a beneficial conversion feature related to the notes was determined to be approximately $363,000. As a result, the total discount on the notes equaled $950,000 which is being amortized over the twelve-month term of the respective notes. Amortization of deferred debt discount of approximately $237,000 and $416,000 was recorded for the three and six months ended June 30, 2006, respectively. Interest accretion on the notes of approximately $23,400 and $41,700 was recorded for the three and six months ended June 30, 2006, respectively.
7. Liability for Potentially Dilutive Securities in Excess of Authorized Number of Common Shares
     In accordance with EITF 00-19, the Company accounts for potential shares that can be converted to common stock, that are in excess of authorized shares, as a liability that is recorded at fair value. Total potential outstanding common stock exceeded the Company’s authorized shares as of December 31, 2005 when the Company entered into another convertible promissory note and warrant agreement with Toucan Partners as of December 30, 2005. The fair value of the warrants in excess of the authorized shares at December 31, 2005 totaling approximately $604,000 was recognized as a liability on December 31, 2005. This liability is required to be evaluated at each reporting date with any change in value included in other income/(expense) until such time as enough shares are authorized to cover all potentially convertible instruments. Accordingly, during the first quarter of 2006, the Company recognized a loss totaling $2.1 million with respect to the revaluation of this warrant liability. Further, during March 2006, the Company issued an additional warrant to Toucan Partners, along with a convertible promissory note. The fair value of the warrants in excess of the authorized shares was approximately $6.7 million and was recognized as an additional liability as of March 31, 2006. During April 2006, the Company sold common stock to outside investors in the Pipe Financing. In addition, management and Toucan Capital elected to convert their promissory notes and related accrued interest into common stock and Series A-1 Preferred Stock, respectively. As a result, the fair value of the potential common stock in excess of the authorized shares was $24.4 million and was recognized as an additional liability during April 2006.
     Effective May 25, 2006, the number of authorized common shares was increased to 800 million. The liability for potential shares in excess of total authorized shares was revalued at that date. This valuation resulted in a gain of approximately $9.2 million and $7.1 million during the three and six month period ended June 30, 2006, respectively, due to the net decreases in the net fair value of the related warrants at that date. This gain is included in the statement of operations as a warrant valuation.
     Similarly, total potential outstanding common stock exceeded the Company’s authorized shares on July 30, 2004 when an additional $2.0 million loan, convertible into common stock, was received from Toucan Capital and an additional warrant was issued. The fair value of the warrant shares in excess of the authorized shares was approximately $2.8 million and was recognized as a liability on July 30, 2004. During the fourth quarter of 2004, the Company received three additional loans from Toucan Capital, convertible into shares of common stock totaling $1.25 million and additional warrants were issued with each loan. The total fair value of the warrant shares in excess of the authorized shares was approximately $1.5 million and was recognized as a liability at the dates of issuance of the convertible debt and warrants. This liability was evaluated at each reporting date and any changes in value were included in other income/(expense) until enough shares were authorized to cover all potentially convertible instruments. Effective December 29, 2004, the number of authorized common shares was increased to 300 million. The liability for potential shares in excess of total authorized shares was revalued at that date. This valuation resulted in a fourth quarter loss of approximately $1.0 million, due to net increases in the net fair value of the related warrants at that date. This loss was offset against the September 30, 2004 gain of approximately $717,000 for a net loss as of December 31, 2004 of approximately $368,000, included in the fiscal 2004 statement of operations as a warrant valuation.
8. Private Placement
     On March 30, 2006, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with a group of accredited investors pursuant to which the Company agreed to sell an aggregate of approximately 39.5 million shares of its common stock, at a price of $0.14 per share, and to issue, for no additional consideration, warrants to purchase up to an aggregate of approximately 19.7 million shares of the Company’s common stock. The PIPE Financing closed and stock was issued to the new investors in early April and the Company received gross proceeds of approximately $5.5 million, before offering expenses of $442,000.
     The warrants expire five years after issuance, and are initially exercisable at a price of $0.14 per share, subject to adjustments under certain circumstances.
     Under the Purchase Agreement, the Company agreed to register for resale under the Securities Act of 1933, as amended (the “Securities Act”) both the shares of common stock and the shares of common stock underlying the warrants. Under the terms of the Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission (“SEC”) within 45 days of the transaction closing date. The Company also agreed to other customary obligations regarding registration, including matters relating to indemnification, maintenance of the registration statement, payment of expenses, and compliance with state “blue sky” laws. The registration statement was filed on May 19, 2006 and an amendment to the registration statement was filed on July 17, 2006. Because the registration statement was not declared effective by the SEC on or prior to August 2, 2006, the Company is liable for liquidated damages payable to the investors, in the aggregate of one percent (1%) of the aggregate purchase price of the shares per month, or $55,000, subject to a cap of ten percent (10%) of the aggregate purchase price of the shares, or $550,000.
9. Contingency
     The Company signed an engagement letter, dated October 15, 2003, with Soma Partners, LLC (“Soma”), a New Jersey-based investment bank, pursuant to which the Company engaged them to locate potential investors. Pursuant to the terms of the engagement letter, any disputes arising between the parties would be submitted to arbitration in the New York metropolitan area. A significant dispute arose between the parties. Soma filed an arbitration claim against the Company with the American Arbitration Association in New York, NY claiming unpaid commission fees of $186,000 and seeking declaratory relief regarding potential fees for future transactions that may be undertaken by the Company with Toucan Capital. The Company vigorously disputed Soma’s claims on multiple grounds, contending the Company only owed Soma approximately $6,000.
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

Sales Tax Assessment
     The Company received a tax assessment of $492,000 on October 21, 2003 related to the abandonment of tenant improvements at a facility it had previously leased on which use tax payments to the State of Washington had been deferred, including the disposal and impairment of previously qualified tax deferred equipment. The Company appealed this assessment and was granted a partial reduction in the assessment on July 8, 2005. The Company filed an addendum to its appeal petition on December 2, 2005. The net assessment, through June 30, 2006, of approximately $351,000, inclusive of accrued interest, is being carried as an estimated liability on the Company’s balance sheet and is included in general and administrative expense. Final review of the addendum to the petition is expected to take several additional months. The Company may not be successful in further reducing this assessment and the assessment is subject to payment on demand.
     In February 2004, the Company filed a refund request of approximately $175,000 related to certain other state taxes previously paid to the State of Washington’s Department of Revenue. The finalization of this refund request is expected in 2006. The Company may not be successful in its efforts to receive a tax refund.
10. Commitments
     On February 14, 2006, the Company and The Regents of the University of California entered into a clinical study for the University of California at Los Angeles (“UCLA”) to carry out a booster vaccination immunotherapy program. During the study, patients will receive up to five boosters over a 12 month period. The Company will pay approximately $216,000 over the course of the study. Approximately $50,000 has been paid as of June 30, 2006. The Company will incur no other costs in connection with this study, unless prior approval by the parties is made in writing.
11. Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment (Revised 2004).” This statement addresses the accounting for stock-based payment transactions in which a company receives employee services in exchange for the Company’s equity instruments or liabilities that are based on the fair value of the company’s equity securities or may be settled by the issuance of these securities. SFAS No. 123(R) eliminates the ability to account for stock-based compensation using APB 25 and generally requires that such transactions be accounted for using a fair value method. The provisions of this statement are effective for financial statements issued for fiscal years beginning after June 15, 2005. We adopted SFAS No. 123(R) on January 1, 2006. The impact from our adoption of SFAS No. 123(R) is further described in Notes 2 and 3.
     In November 2005, the FASB issued final FASB Staff Position (FSP) SFAS No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The FSP provides an alternative method of calculating excess tax benefits (the APIC pool) from the method defined in SFAS No. 123(R) for stock-based payments. A one-time election to adopt the transition method in this FSP is available to those entities adopting SFAS No. 123(R) using either the modified retrospective or modified prospective transition method. This FSP did not have a material impact on our financial statements or results of operations.
     In February 2006, the FASB issued final FASB Staff Position FAS No. 123(R)-4 “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event”. . The FSP amends SFAS No. 123(R) for awards with contingent events that are not probable and outside the control of the employee that are settled in cash to classify such awards as an equity award. If the contingent event later becomes probable and the award had been reported as an equity award, the change in classification would be accounted for as a modification. This FSP did not have an impact on our financial statements or results of operations since we do not have such awards.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB 20 cumulative effect accounting with retroactive restatement of comparative financial statements. It applies to all voluntary changes in accounting principle and defines “retrospective application” to differentiate it from restatements due to incorrect accounting. The provisions of this statement are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and became effective for the Company on January 1, 2006. The adoption of this accounting principle is not expected to have a significant impact on our financial position or results of operations.
     In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the possible impact of FIN 48 on our consolidated financial statements.

Item. 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those statements included with this report. In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words “believe,” “expect,” “intend,” “anticipate,” and similar expressions are used to identify forward-looking statements, but some forward-looking statements are expressed differently. Many factors could affect our actual results, including those factors described under “Risk Factors.” These factors, among others, could cause results to differ materially from those presently anticipated by us. You should not place undue reliance on these forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. We undertake no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise, after the date of this Form 10-Q.
Overview
     We are a development stage biotechnology company focused on discovering, developing, and commercializing immunotherapy products that safely generate and enhance immune system responses to effectively treat cancer. Our primary activities since incorporation have been focused on advancing a proprietary dendritic cell immunotherapy for prostate and brain cancer together with strategic and financial planning, and raising capital to fund our operations. Additional activities have included pre-clinical development of antibody drugs targeting CXCR4, a chemokine receptor that plays a central role in all three phases of cancer progression: expansion of the primary tumor, migration of tumor cells and establishment of distant metastases. We completed an initial public offering of our common stock in December 2001.
     Since 2002, we have only been able to obtain enough capital resources to pursue our strategic plans at a very minimal level. We presently have approval from the U.S. Food and Drug Administration, or FDA, to conduct a Phase III trial for DCVax®-Prostate, our product candidate for a possible prostate cancer treatment and a Phase II clinical trial for trial to evaluate our DCVax®-Brain product candidate as a possible treatment for Glioblastoma Multiforme. However we do not presently have adequate resources to complete the trials once they begin. We also have FDA approval to begin Phase I studies for several other DCVax®-product candidates.
     As of August 10, 2006 we had cash in the amount of $1.9 million which we believe, based on recurring operating and associated financing costs, will be sufficient to fund our current operations for the next six months. Approximately $3.9 million of our current liabilities at June 30, 2006 were payable to related parties, net of the related debt discount. During July 2006, the we $200,000 of the remaining current related party liabilities recorded as of June 30, 2006. For purposes of our assessment of our ability to fund our operations through the next six months, management has assumed that it would be able to refinance or otherwise defer the payment of the remaining $3.7 million of related party liabilities, net of the related debt discount. These remaining liabilities consist primarily of $515,000 related to notes payable to Toucan Partners, LLC (“Toucan Partners”), net of the related debt discount, $2.6 million due to Cognate Therapeutics, Inc. for contract manufacturing as of June 30, 2006 and $639,000 related to expenses paid by Toucan Capital Fund II, L.P. (“Toucan Capital”) on behalf of us. The $2.6 million owed to Cognate Therapeutics, Inc. is currently past due.
     For ongoing operating capital we intend to seek additional funds from Toucan Capital, Toucan Partners or other third parties, who are not obligated to provide us any additional funds. Any additional financing with Toucan Capital, Toucan Partners and any other third party is likely to be dilutive to stockholders and debt financing, if available, may include additional restrictive covenants.
     Our financial statements for the year ended December 31, 2005 and six months ended June 30, 2006 were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Nevertheless, we have experienced recurring losses from operations since inception, have a working capital deficit of $2.1 million, and have a deficit accumulated during the development stage of $80.2 million, as of June 30, 2006, that raises substantial doubt about our ability to continue as a going concern and our auditors have issued an opinion on the December 31, 2005 financial statements which states that there is substantial doubt about our ability to continue as a going concern.
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
     On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), which requires the measurement and recognition of compensation for all stock-based awards made to employees and directors, including stock options and employee stock purchases under a stock purchase plan, based on estimated fair values. Under SFAS No. 123(R), we use the Black-Scholes option pricing model as our method of valuation for stock-based awards. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected life of the award, our expected stock price, volatility over the term of the award and actual and projected exercise behaviors. Although the fair value of stock-based awards is determined in accordance with SFAS No. 123(R), the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.
     Prior to the adoption of SFAS No. 123(R), we determined our employee stock option compensation costs as the difference between the estimated fair value of our common stock and the exercise price of options on their date of grant. Prior to our initial public offering, our common stock was not actively traded. The fair value of our common stock for purposes of determining compensation expense for this period was determined based on our review of the primary business factors underlying the value of our common stock on the date such option grants were made, viewed in light of the expected initial public offering price per share prior to the initial public offering of our common stock. The actual initial public offering price was significantly lower than the expected price used in determining compensation expense. Also, on an ongoing basis the estimate of expense for stock options and warrants is dependant on factors such as expected life and volatility of our stock. To the extent actual expense is different than that estimated, the actual expense that would have been recorded may be substantially different.
Results of Operations
     Operating costs and expenses consist primarily of research and development expenses, including clinical trial expenses incurred when we are actively participating in clinical trials, and general and administrative expenses.
     Research and development expenses include salary and benefit expenses and costs of laboratory supplies used in our internal research and development projects. From our inception through June 30, 2006, we incurred costs of approximately $33.7 million associated with our research and development activities (not including clinical trial & related expenses). Because our technologies are unproven, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization.
     General and administrative expenses include salary and benefit expenses related to administrative personnel, cost of facilities, insurance, legal support, as well as amortization costs of stock options granted to employees and warrants issued to consultants.
     During the three and six months ended June 30, 2006 we realized net income of $6.4 million and $2.5 million, respectively. This net income was generated from the reversal of previously recorded non-cash items as further described in Total Other Income (Expense), Net. We do not expect similar transactions in the future.
Three Months Ended June 30, 2005 and 2006
     Total Revenues. We did not recognize any revenues during the three months ended June 30, 2006 as compared to $8,000 in revenue for the three months ended June 30, 2005. To date, our revenues have primarily been derived from the sale of research materials, contract research and development services and research grants from the federal government. Effective December 31, 2005, we have withdrawn from selling research materials.
     Cost of Research Material Sales. Cost of research material sales decreased from $1,000 for the three months ended June 30, 2005 to zero costs for the three months ended June 30, 2006. This decrease is related to the fact that we have withdrawn from selling research materials effective December 31, 2005.
     Research and Development Expense. Research and development expense decreased slightly from $1.3 million for the three months ended June 30, 2005 to $1.2 million for the three months ended June 30, 2006. This decrease was primarily due to decreased expenditures for consultants in preparation of and filing an IND with the FDA and decreasing expenditure related to our service agreement for drug manufacturing, regulatory advice, and research and development related to preclinical activities.
     General and Administrative Expense. General and administrative expense increased from $454,000 for the three months ended June 30, 2005 to $733,000 for the three months ended June 30, 2006. This increase was primarily due to professional service fees, including legal, accounting and executive search fees, increased fees related to our SEC filings and required communications with our investors and travel expenses.

     Depreciation and Amortization. Depreciation and amortization decreased from $15,000 the three months ended June 30, 2005 to $9,000 for the three months ended June 30, 2006. This decrease was primarily due to the disposal or impairment of property and equipment in 2005, as well as the fact that certain assets are now fully depreciated.
     Total Other Income (Expense), Net. Interest expense decreased from $884,000 for the three months ended June 30, 2005 to $858,000 for the three months ended June 30, 2006. Interest expense is primarily related to the debt discount and interest accretion associated with the secured convertible promissory notes and warrants debt financing. This decrease was due primarily to the fact that the Toucan Capital and management loans were converted into equity in April 2006, offset by the fact that the average note payable balance was higher prior to conversion in 2006 as compared to the balances outstanding during the three months ended June 30, 2005. Further, the Company recorded a warrant valuation gain of $9.2 million during the three months ended June 30, 2006 with respect to the revaluation of the potential shares that could be issued in excess of the available authorized shares. The Company did not have a similar gain or loss during the three months ended June 30, 2005.
Six Months Ended June 30, 2005 and 2006
     Total Revenues. We did not recognize any revenues during the six months ended June 30, 2006 as compared to $95,000 in revenue for the six months ended June 30, 2005. To date, our revenues have primarily been derived from the sale of research materials, contract research and development services and research grants from the federal government. Effective December 31, 2005, we have withdrawn from selling research materials. The $76,000 decrease in grant revenue was attributable to the cessation of the remaining two research grant awards which occurred during the first quarter of 2005.
     Cost of Research Material Sales. The Company did not recognize any cost of research material sales during the six months ended June 30, 2006 as compared to $5,000 for the six months ended June 30, 2005. This decrease is related to the fact that we have withdrawn from selling research materials effective December 31, 2005.
     Research and Development Expense. Research and development expense decreased from $2.6 million for the six months ended June 30, 2005 to $1.6 million for the six months ended June 30, 2006. This decrease was primarily due to decreased expenditures for consultants in preparation of and filing an IND with the FDA and decreasing expenditure related to our service agreement for drug manufacturing, regulatory advice, and research and development related to preclinical activities.
     General and Administrative Expense. General and administrative expense increased from $920,000 for the six months ended June 30, 2005 to $1.2 million for the six months ended June 30, 2006. This increase was primarily due to professional service fees, including legal, accounting and executive search fees, increased fees related to our SEC filings and required communications with our investors and travel expenses offset by our initiative to continue to conserve cash.
     Depreciation and Amortization. Depreciation and amortization decreased from $39,000 the six months ended June 30, 2005 to $19,000 for the six months ended June 30, 2006. This decrease was primarily due to the disposal or impairment of property and equipment in 2005, as well as the fact that certain assets are now fully depreciated.
     Total Other Income (Expense), Net. Interest expense increased from $1.7 million for the six months ended June 30, 2005 to $1.8 million for the six months ended June 30, 2006. This increase was due primarily to recognizing interest expense relative to the debt discount and interest accretion associated with the secured convertible promissory notes and warrants debt financing. This increase was also due to the fact that the average note payable balance was higher prior to conversion in 2006 as compared to the balances outstanding during the six months ended June 30, 2005, offset by the fact that the Toucan Capital and management loans were converted into equity in April 2006. Further, the Company recorded a warrant valuation gain of $7.1 million during the six months ended June 30, 2006 with respect to the revaluation of the potential shares that could be issued in excess of the available authorized shares. The Company did not have a similar gain or loss during the six months ended June 30, 2005.

Liquidity and Capital Resources
     As of August 10, 2006 we had cash in the amount of approximately $1.9 million which we believe, based on recurring operating and associated financing costs, will be sufficient to fund our operations for the next six months.
     Approximately $3.9 million of the Company’s current liabilities at June 30, 2006 were payable to related parties, net of the related debt discount. During July 2006, the Company paid $200,000 of the remaining current related party liabilities recorded as of June 30, 2006. For purposes of the Company’s assessment of its ability to fund its operations through the next six months, management has assumed that it would be able to refinance or otherwise defer the payment of the remaining $3.7 million of related party liabilities, net of the related debt discount. These remaining liabilities consist primarily of $515,000 related to notes payable to Toucan Partners, net of the related debt discount, $2.6 million due to Cognate Therapeutics, Inc. for contract manufacturing as of June 30, 2006 and $639,000 related to expenses paid by Toucan Capital on behalf of the Company.
     These parties have not yet agreed to any refinancing or deferral and may not do so. If these related party liabilities, the majority of which is currently due, are required to be repaid in the near-term, our cash is not considered sufficient to fund our current liabilities. Accordingly, we may not be able to continue meeting our obligations on an ongoing basis, if at all. We need to raise significant additional funding to continue our operations, conduct research and development activities, pre-clinical studies and clinical trials necessary to bring our product candidates to market. However, additional funding may not be available on terms acceptable to us or at all. The alternative of issuing additional equity or convertible debt securities also may not be available and, in any event, would result in additional dilution to our stockholders. For ongoing operating capital we intend to seek additional funds from Toucan Capital, Toucan Partners, or other third parties. Neither Toucan Capital, Toucan Partners, or any other third parties is obligated to provide us any additional funds. Any additional financing with Toucan Capital, Toucan Partners or any other third party is likely to be dilutive to stockholders, and any debt financing, if available, may include additional restrictive covenants. We do not believe that our assets would be sufficient to satisfy the claims of all of our creditors in full and to satisfy aggregate liquidation preferences of our preferred stock in full. Therefore, if we were to pursue a liquidation, it is highly unlikely that any proceeds would be received by the holders of our common stock. If we are unable to obtain significant additional capital in the near-term, we may cease operations at anytime.
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
     Beginning on October 9, 2002, we initiated a series of substantial steps to conserve cash, including the relocation and consolidation of our facilities. We received a tax assessment of $491,802 on October 21, 2003 due to our abandonment of tenant improvements at the prior facility, on which use tax payments had been deferred, including the disposal and impairment of previously qualified tax deferred equipment. The tax assessment payment was initially due on November 20, 2003. This assessment, and accrued interest, is being carried as an estimated liability totaling $351,000 on our balance sheet as of June 30, 2006 and is included in general and administrative expense. We have appealed this assessment and expect final resolution of this matter during the second half of 2006.
     In February 2004, we filed a refund request of approximately $175,000 related to certain state taxes previously paid to the State of Washington. The finalization of this refund request is expected to take several more months.
     Since 2004, we have undergone a significant recapitalization, pursuant to which Toucan Capital and Toucan Partners loaned us an aggregate of approximately $7.7 million and purchased $1.3 million in equity. These funds enabled us to continue to operate, and advance our programs, while attempting to raise additional capital. These funds were primarily comprised of $6.75 million from Toucan Capital, which we borrowed from February 1, 2004 through September 2005. Toucan Capital elected to convert these loans and the related accrued interest on the loans into approximately 4.8 million shares of our newly designated Series A-1 Preferred Stock (which are convertible into an aggregate of 192.7 million shares of common stock) as of April 17, 2006. In January 2005, Toucan Capital purchased 32.5 million of Series A Preferred Stock for gross proceeds of $1.3 million. Toucan Capital also has the right to acquire up to approximately 135.5 million shares of capital stock upon exercise of warrants issued in connection with its convertible debt and equity financings.

     In connection with the recapitalization, we have also issued three promissory notes to Toucan Partners, pursuant to which it has loaned us an aggregate of $950,000. Toucan Partners has the right, as of June 30, 2006, to convert principal and interest on the above loans to acquire up to approximately 25.0 million shares of our capital stock and has the right to acquire up to an aggregate of 9.5 million shares upon exercise of warrants having a contractual life of 7 years. Including the 32.5 million shares of Series A Preferred Stock and the 4.82 million shares of Series A-1 Preferred Stock held by Toucan Capital, Toucan Capital and Toucan Partners collectively have beneficial ownership of approximately 395.1 million shares of our common stock, which represents beneficial ownership of approximately 86% as of June 30, 2006. Toucan Capital and Toucan Partners each has a right of first refusal to participate in our future issuances of debt or equity securities.
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
Sources of Cash
Federal Grants
     On April 8, 2003, we were awarded a NIH cancer research grant. The total first year grant award was approximately $318,000, and was recognized in revenue through the year ended December 31, 2003. The total award for fiscal 2004 — 2005 was approximately $328,000, comprised of approximately $198,000 authorized for direct grant research expenditures and approximately $130,000 authorized for use to cover our facilities and administrative overhead costs. This grant’s final $35,000 award was recognized in January 2005. This grant ended January 31, 2005.
     Effective September 10, 2004, we were awarded a small business innovation research grant. The grant award for $100,000 had an award period that commenced September 10, 2004. There was approximately $59,000 earned under the grant and recognized in revenue through the year ended December 31, 2004, with the remaining $41,000 of the grant’s aggregate award recognized through the six months ended June 30, 2005.
Research Reagent Sales
     On April 21, 2003, we announced our entry into the research reagents market. We earned approximately $19,000 in revenue for the six months ended June 30, 2005 from the sale of research materials. Effective December 31, 2005, we have withdrawn from selling research materials.
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
Management Loan
     On November 13, 2003, the Company borrowed an aggregate of $335,000 from certain members of its management, which enabled the Company to continue operating into the first quarter of 2004. As of June 30, 2006, all of these management loans have either been repaid or converted into common stock. During the second quarter of 2006, the remaining outstanding principal balance, along with the related accrued interest were converted into 2,687,719 shares of common stock.
     As part of the November 13, 2003 loan from management, the lenders received warrants initially exercisable to acquire an aggregate of 3.7 million shares of the Company’s common stock, expiring November 2008 and subject to certain antidilution adjustments. In connection with the April 26, 2004 recapitalization agreement, the warrants were amended to remove the anti-dilution provisions and set the warrant exercise price at the lesser of (i) $0.10 per share or (ii) a 35% discount to the average closing price during the twenty trading days prior to the first closing of the sale by the Company of convertible preferred stock as contemplated by the recapitalization agreement but not less than $0.04 per share.
During March 2006, warrants for the purchase of 3.6 million shares were exercised on a net exercise basis, resulting in the issuance of approximately 3.3 million shares of common stock. The remaining 100,000 management warrants were exercised during the second quarter of 2006. As a result, an aggregate of 3.4 million shares of common stock were issued to current and prior members of management.
Uses of Cash
     We used $3.3 million in cash for operating activities during the six months ended June 30, 2006, compared to $2.8 million for the six months ended June 30, 2005. The increase in cash used in operating activities from 2005 to 2006, was primarily the result of increased expenditures for consultants related to a service agreement for drug manufacturing, regulatory advice, the preparation and submission to the FDA of three new IND, and research and development related to preclinical activities.
     We generated $16,000 in cash from investing activities during the six months ended June 30, 2006 compared to $81,000 provided by investing activities during the six months ended June 30, 2005. The cash provided during the six months ended June 30, 2006 and 2005 consisted of net proceeds from the sale of property and equipment.
     We generated $5.4 million in cash from financing activities for the six months ended June 30, 2006 primarily related to the sale of the Company’s common stock to certain private equity investors. We generated $2.6 million in cash from financing activities during the six months ended June 30, 2005 consisting primarily of the proceeds received in connection with the issuance of $1.4 million of convertible promissory notes to Toucan Capital, in addition to January 26, 2005 securities purchase agreement with Toucan Capital pursuant to which they purchased 32.5 million shares of our Series A Preferred Stock at a purchase price of $0.04 per share, for a net purchase price of approximately $1.3 million, net of offering related costs of approximately $24,000.

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
Item 4. Controls and Procedures
     (a) Evaluation of disclosure controls, procedures, and internal controls
     Our president, who serves as our principal executive, financial and accounting officer, after evaluating, as required, the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), recognized, as of June 30, 2006, our disclosure controls and procedures contained certain internal control weaknesses that, in the aggregate, represent material weaknesses.
     The identified weaknesses were anticipated given our status with respect to the fact that we only have three full-time employees. The weaknesses were comprised of: insufficient segregation of duties, insufficient corporate governance policies, and lack of independent directors as of June 30, 2006. Each of these weaknesses is expected to be corrected after raising the additional capital considered necessary to fund our operations. SEC release #33-8545 extends the deadline for section 404 compliance for non-accelerated filers, such as our Company, to the first fiscal year ending on or after July 15, 2007 and the SEC has recently proposed to extend these deadlines further.
     There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     As part of the communications by Peterson Sullivan, PLLC (“Peterson Sullivan”) with our audit committee with respect to Peterson Sullivan’s audit procedures for 2005, Peterson Sullivan informed the audit committee that these deficiencies constituted material weaknesses, as defined by Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements,” established by the Public Company Accounting Oversight Board, or PCAOB.

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
Item 1A. Risk Factors
     This section briefly discusses certain risks that should be considered by our stockholders and prospective investors. Because we continually update our analysis and description of such risks, you should carefully consider the risks described below, together with all other information included in our annual report on Form 10-K for the year ended December 31, 2005 filed with the Securities and Exchange Commission on April 18, 2006 and the information incorporated by reference. If any of the following risks actually occur, our business, financial condition, or operating results could be harmed. In such case, you could lose all of your investment.
     We will need to raise additional capital, which may not be available.
     As of August 10, 2006, we have approximately $1.9 million in cash. We believe, based on recurring and planned operating and associated financing costs, our cash will be sufficient to fund our operations for the next six months. Approximately $3.8 million of our current liabilities at June 30, 2006 were payable to related parties, net of the related debt discount. During July 2006, we paid $200,000 of the remaining current related party liabilities recorded as of June 30, 2006. For purposes of our assessment of our ability to fund our operations through the next six months, we have assumed that we would be able to refinance or otherwise defer the payment of the remaining $3.6 million of related party liabilities, net of the related debt discount and/or that a substantial portion of this debt will be converted to equity. These remaining liabilities consist primarily of $515,000 related to notes payable to Toucan Partners, net of the related debt discount,

$2.6 million due to Cognate Therapeutics, Inc. for contract manufacturing as of June 30, 2006 and $639,000 related to expenses paid by Toucan Capital on behalf of the Company. The majority of the liability balance due to Cognate Therapeutics, Inc. is currently due.
     These parties have not yet agreed to any refinancing, or deferral or conversion to equity, and may not do so. If these related party liabilities, the majority of which is currently due, are required to be repaid in the near-term, our cash is not considered sufficient to fund our current liabilities. Accordingly, we may not be able to continue meeting our obligations on an ongoing basis, if at all. The Company needs to raise significant additional funding to continue its operations, conduct research and development activities, pre-clinical studies and clinical trials necessary to bring its product candidates to market. However, additional funding may not be available on terms acceptable to the Company or at all. The alternative of issuing additional equity or convertible debt securities also may not be available and, in any event, would result in additional dilution to the Company’s stockholders. For ongoing operating capital we intend to seek additional funds from Toucan Capital, Toucan Partners, or other third parties. Neither Toucan Capital, Toucan Partners, or any other third parties is obligated to provide us any additional funds. Any additional financing with Toucan Capital, Toucan Partners or any other third party is likely to be dilutive to stockholders, and any debt financing, if available, may include additional restrictive covenants. We do not believe that our assets would be sufficient to satisfy the claims of all of our creditors in full and to satisfy aggregate liquidation preferences of our preferred stock in full. Therefore, if the Company were to pursue a liquidation, it is highly unlikely that any proceeds would be received by the holders of the Company’s common stock. If the Company is unable to obtain significant additional capital in the near-term, we may cease operations at anytime.
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
     We have incurred net losses every year since our incorporation in July 1998 and, as of June 30, 2006, we had a deficit accumulated during the development stage of approximately $80.2 million. We have had net losses or net income applicable to common stockholders as follows:
•	$5.8 million in 2003;

•	$8.5 million in 2004;

•	$9.9 million in 2005; and.

•	$2.5 million net income for the six months ended June 30, 2006.
     We expect that these overall losses will continue and anticipate negative cash flows from operations for the foreseeable future. Because of our current cash position, we will need to secure additional funding to continue operations. In addition, we will need to generate revenue sufficient to cover operating expenses and research and development costs to achieve profitability. We may never achieve or sustain profitability.
     As a company in the early stage of development with an unproven business strategy, our limited history of operations makes an evaluation of our business and prospects difficult.

     We have had a limited operating history and are at an early stage of development. We may not be able to achieve revenue growth in the future. We have generated the following limited revenues:
•	$529,000 in 2003;

•	$390,000 in 2004;

•	$124,000 in 2005; and

•	we have not recognized any revenues for the six months ended June 30, 2006.
     We have derived most of these limited revenues from:
•	the sale of research products to a single customer;

•	contract research and development from related parties; and

•	research grants.
     In the future, we anticipate that revenues, if any, will be derived through grants, partnering agreements, and, ultimately, the commercialization of our product candidates.
     We may not be able to retain existing personnel.
     Since September 2002, we reduced our research and administrative staff approximately 94%, from 67 employees to a remaining staff of three full-time employees, as of June 30, 2006. The continued uncertainty of our cash position, prior workforce reductions, and the volatility in our stock price may create anxiety and uncertainty, which may adversely affect employee morale and cause us to lose employees whom we would prefer to retain. To the extent that we are unable to retain our existing personnel, our business and financial results may suffer.
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
     Because we lack sales and marketing experience, we may experience significant difficulties commercializing our product candidates.
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
     We have sixteen issued and licensed patents (nine in the United States and seven in foreign jurisdictions) and 118 patent applications pending (16 in the United States and 125 in foreign jurisdictions) which cover the use of dendritic cells in DCVax® as well as targets for either our dendritic cell or monoclonal antibody therapy candidates. The issued patents expire at dates from 2015 to 2018.
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
     As of August 10, 2006, Toucan Capital and Toucan Partners collectively beneficially owned an aggregate of approximately 395 million shares of our common stock issuable pursuant to conversion of Series A Preferred Stock, Series A-1 Preferred Stock, convertible notes, and warrants, representing beneficial ownership of approximately 86% of our outstanding common stock, on an as-converted to common stock basis. The notes held by Toucan Partners are currently convertible into common stock or Series A Preferred Stock at its election, at the price of $0.04, or Series A-1 Preferred Stock at the price of $1.60 per share. The Series A Preferred Stock and Series A-1 Preferred Stock is similarly convertible into common stock (at the rate of 1-for-1 in the case of Series A Preferred Stock and at the rate of 1-for-40 in the case of Series A-1 Preferred Stock). Finally, the warrants held by Toucan Capital and Toucan Partners are exercisable at exercise prices ranging from $0.01 to $0.04 per share. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Toucan Capital and Toucan Partners have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they can dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.
     In addition, Toucan Capital and Toucan Partners each has a right of first refusal to participate in our future issuances of debt or equity securities. With Toucan Capital’s stock ownership it could influence any matters requiring stockholder approval. This influence may cause us to conduct our business differently from the way we have in the past. The concentration of ownership may also delay, deter or prevent acts that would result in a change in control, which, in turn, could reduce the market price of our common stock.
     There may not be an active, liquid trading market for our common stock.
     On December 14, 2001, our common stock was listed on the NASDAQ National Market. Prior to that time there was no public market for our common stock. On December 23, 2002, our common stock was delisted from the NASDAQ National Market and our common stock is currently listed on the Over The Counter Bulletin Board, or OTCBB, which is generally recognized as being a less active market than the NASDAQ National Market, which is now known as the NASDAQ Global Market. You may not be able to sell your shares at the time or at the price desired. The effects of not being able to list our securities on a national exchange include:

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
     Our Seventh Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), our Second Amended and Restated Bylaws, as amended (the “Bylaws), and stockholder rights plan contain provisions that could delay or prevent a change in our management team. Some of these provisions:
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
     In April 2006, we closed the PIPE Financing, consisting of a private placement of an aggregate of approximately 39.5 million shares and accompanying warrants to purchase an aggregate of approximately 19.7 million shares. In connection with the PIPE Financing, we agreed to register the resale of the shares of common stock sold in the PIPE Financing and the shares underlying the warrants issued in the PIPE Financing. The resale of a substantial number of such shares, or even the availability of these shares for resale, could have a material adverse impact on our stock price.
Because our common stock is subject to “penny stock” rules, the market for the common stock may be limited.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
We held our annual meeting of stockholders on May 25, 2006. Two proposals were submitted to stockholders for their approval:
•	The proposal to approve an amendment to our sixth amended and restated certificate of incorporation to increase our authorized capital stock from 400,000,000 shares to 1,100,000,000 shares, consisting of 800,000,000 shares of common stock and 300,000,000 shares of preferred stock received the following votes:

		Percent
	Shares Voted	For/Against
	(In thousands)%
For	230,574	100
Against	0	0
Abstain	0	0
Broker non-Votes	59,666	0
•	The proposal to ratify the selection by the Audit Committee of our Board of Directors of Peterson Sullivan as our independent registered public accounting firm for the fiscal year ending December 31, 2006 received the following votes:

		Percent of
	Votes	For/Against
	(In thousands)%
For	230,574	100
Against	0	0
Abstain	0	0
Broker non-Votes	59,666	0
Item 5. Other Information
     None

Item 6. Exhibits
     a) Exhibits

3.1	Seventh Amended and Restated Certificate of Incorporation, as amended. (3.1.)(1)

3.2	Second Amended and Restated Bylaws of the Company. (3.2)(2)

3.3	Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, as amended. (3.3)(2)

3.4	Certificate of Designations, Preferences and Rights of Series A-1 Cumulative Convertible Preferred Stock. (3.4) (2)

3.5	First Amendment to Second Amended and Restated Bylaws of Northwest Biotherapeutics, Inc. (3.1) (3)

*31.1	Certification of President (Principal Executive Officer and Principal Financial and Accounting Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of President (Principal Executive Officer and Principal Financial and Accounting Officer), Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with Pre-effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-134320), filed July 17, 2006.

(2)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Annual Report on Form 10-K filed on April 18, 2006.

(3)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K filed on April 26, 2006.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC
Dated: August 14, 2006	By:	/s/ Alton L. Boynton
Alton L. Boynton
President (Principal Executive Officer)

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
EXHIBIT INDEX

3.1	Seventh Amended and Restated Certificate of Incorporation, as amended. (3.1)(1)

3.2	Second Amended and Restated Bylaws of the Company. (3.2)(2)

3.3	Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, as amended. (3.3)(2)

3.4	Certificate of Designations, Preferences and Rights of Series A-1 Cumulative Convertible Preferred Stock. (3.4) (2)

3.5	First Amendment to Second Amended and Restated Bylaws of Northwest Biotherapeutics, Inc. (3.1) (3)

*31.1	Certification of President (Principal Executive Officer and Principal Financial and Accounting Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of President (Principal Executive Officer and Principal Financial and Accounting Officer), Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with Pre-effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-134320), filed July 17, 2006.

(2)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Annual Report on Form 10-K filed on April 18, 2006.

(3)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K filed on April 26, 2006.

*	Filed herewith.