Form 10-Q
period 2006-09-30
NORTHWEST BIOTHERAPEUTICS INC
filed 2006-11-13
CIK 1072379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from:                to

Commission File Number: 0-26825

Northwest Biotherapeutics, Inc.
 (Exact name of registrant as specified in its charter)

Delaware	94-3306718
(State or other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

18701 — 120th Avenue NE, Suite 101 Bothell, Washington	98011
(Address of Principal Executive Offices)	(Zip Code)

(425) 608-3000
(Registrant’s telephone number, including area code)

(Former name or former address if changed since last report.)

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

As of November 6, 2006, the total shares of common stock outstanding was 65,241,287, $0.001 par value.

NORTHWEST BIOTHERAPEUTICS, INC.

TABLE OF CONTENTS

Page
PART I — FINANCIAL INFORMATION
3
Item 1. Financial Statements

Condensed Balance Sheets as of December 31, 2005 and September 30, 2006 (unaudited)	3

Condensed Statements of Operations (unaudited) for the three and nine months ended September 30, 2005 and 2006 and the period from March 18, 1996 (inception) to September 30, 2006	4

Condensed Statements of Cash Flows (unaudited) for the nine months ended September 30, 2005 and 2006 and the period from March 18, 1996 (inception) to September 30, 2006	5

Notes to Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

PART II — OTHER INFORMATION	22

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	22

Item 2. Unregistered Sales of Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	23

Item 4. Submission of Matters to a Vote of Security Holders	23

Item 5. Other Information	23

Item 6. Exhibits	24

SIGNATURES	25

INDEX TO EXHIBITS	26

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

Condensed Balance Sheets
(in thousands)

	December 31,	September 30,
	2005	2006
		Unaudited
Assets
Current assets:
Cash	$352	$640
Accounts receivable	17	70
Accounts receivable, related party	58	58
Prepaid expenses and other current assets	117	35

Total current assets	544	803

Property and equipment:
Laboratory equipment	100	100
Office furniture and other equipment	96	96

	196	196
Less accumulated depreciation and amortization	(143)	(172)

Property and equipment, net	53	24
Restricted cash	31	31
Deposit and other non-current assets	3	3

Total assets	$631	$861

Liabilities And Stockholders’ Equity
Current liabilities:
Note payable to related parties, net of discount	$6,683	$779
Current portion of capital lease obligations	10	5
Accounts payable	443	351
Accounts payable, related party	3,353	2,865
Accrued expenses	117	216
Accrued expense, tax liability	336	254
Accrued expense, related party	500	300
Common stock warrant liability	604	—

Total current liabilities	12,046	4,770
Long-term liabilities:
Capital lease obligations, net of current portion	3	—

Total liabilities	12,049	4,770

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 and 300,000,000 shares authorized at December 31, 2005 and September 30, 2006, respectively
Series A preferred stock, 50,000,000 designated and 32,500,000 shares issued and outstanding at December 31, 2005 and September 30, 2006	33	33
Series A-1 preferred stock, zero and 10,000,000 designated at December 31, 2005 and September 30, 2006, respectively, and zero and 4,816,863 shares issued and outstanding at December 31, 2005 and September 30, 2006, respectively	—	5
Common stock, $0.001 par value; 300,000,000 and 800,000,000 shares authorized and 19,078,048 and 65,241,287 shares issued and outstanding at December 31, 2005 and September 30, 2006, respectively	19	65
Additional paid-in capital	71,220	78,016
Deficit accumulated during the development stage	(82,690)	(82,028)

Total stockholders’ equity	(11,418)	(3,909)

Total liabilities and stockholders’ equity	$631	$861

See accompanying notes to condensed financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

Condensed Statements of Operations
(in thousands, except per share data)
(Unaudited)

					Period from
	Three Months Ended		Nine Months Ended		March 18, 1996
	September 30,		September 30,		(inception) to
	2005	2006	2005	2006	September 30, 2006
Revenues:
Research material sales	$4	$—	$23	$—	$450
License fees	10	80	10	80	115
Contract research and development from related parties	—	—	—	—	1,128
Research grants	1	—	77	—	1,026

Total revenues	15	80	110	80	2,719

Operating expenses:
Cost of research material sales	3	—	8	—	382
Research and development	1,252	1,000	3,860	2,644	34,711
General and administrative	634	493	1,554	1,669	32,363
Depreciation and amortization	13	10	52	29	2,295
Accrued loss on facility sublease	—	—	—	—	895
Asset impairment loss	—	—	—	(9)	2,057

Total operating expenses	1,902	1,503	5,474	4,333	72,703

Loss from operations	(1,887)	(1,423)	(5,364)	(4,253)	(69,984)

Other income (expense):
Warrant valuation	—	—	—	7,127	6,759
Gain on sale of intellectual rights	—	—	—	—	3,656
Interest expense	(896)	(407)	(2,589)	(2,246)	(15,383)
Interest income	1	21	3	34	770

Net income (loss)	(2,782)	(1,809)	(7,950)	662	(74,182)
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	(1,872)
Series A preferred stock redemption fee	—	—	—	—	(1,700)
Beneficial conversion feature of Series D preferred stock	—	—	—	—	(4,274)

Net income (loss) applicable to common stockholders	$(2,782)	$(1,809)	$(7,950)	$662	$(82,028)

Net income/loss per share applicable to common stockholders — basic	$(0.15)	$(0.03)	$(0.42)	$0.01

Weighted average shares used in computing basic net income/loss per share	19,078	65,241	19,064	49,453

Net income/loss per share applicable to common stockholders — diluted	$(0.15)	$(0.03)	$(0.42)	$0.00

Weighted average shares used in computing diluted net income/loss per share	19,078	65,241	19,064	442,820

See accompanying notes to condensed financial statements.

Northwest Biotherapeutics, Inc.
(A Development Stage Company)

Condensed Statements of Cash Flows
(in thousands)
(Unaudited)

			Period from
	Nine Months Ended		March 18, 1996
	September 30,		(Inception) to
	2005	2006	September 30, 2006
Cash Flows from Operating Activities:
Net Income (Loss)	$(7,950)	$662	$(74,182)
Reconciliation of net income (loss) to net cash used in operating activities:
Depreciation and amortization	52	29	2,295
Amortization of deferred financing costs	—	—	320
Amortization of debt discount	2,171	1,801	12,059
Accrued interest converted to preferred stock	—	—	260
Accreted interest on convertible promissory note	412	284	1,081
Stock-based compensation costs	10	3	1,096
Gain on sale of intellectual property and royalty rights	—	—	(3,656)
Loss (gain) on sale of property and equipment	70	(16)	267
Warrant valuation	—	(7,127)	(6,759)
Asset impairment loss	—	—	2,066
Loss on facility sublease	—	—	895
Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	(69)	(53)	(128)
Prepaid expenses and other current assets	94	82	431
Accounts payable and accrued expenses	1,776	(763)	4,390
Accrued loss on sublease	—	—	(265)
Deferred grant revenue	(35)	—	—
Deferred rent	—	—	410

Net Cash used in Operating Activities	(3,609)	(5,098)	(59,420)

Cash Flows from Investing Activities:
Purchase of property and equipment	(13)	—	(4,580)
Proceeds from sale of property and equipment	81	16	249
Proceeds from sale of intellectual property	—	—	1,816
Proceeds from sale of marketable securities	—	—	2,000
Refund of security deposit	—	—	(3)
Transfer of restricted cash	—	—	(1,035)

Net Cash provided by (used in) Investing Activities	68	16	(1,553)

Cash Flows from Financing Activities:
Proceeds from issuance of note payable to stockholder	—	—	1,650
Repayment of note payable to stockholder	—	—	(1,650)
Proceeds from issuance of convertible promissory note and warrants, net of issuance costs	2,400	300	13,099
Borrowing under line of credit, Northwest Hospital	—	—	2,834
Repayment of line of credit, Northwest Hospital	—	—	(2,834)
Repayment of convertible promissory note	(54)	(13)	(119)
Payment on capital lease obligations	(32)	(8)	(319)
Payments on note payable	—	—	(420)
Proceeds from issuance of Series A cumulative preferred stock, net	1,276	—	28,708
Proceeds from exercise of stock options and warrants	4	7	227
Proceeds from issuance of common stock, net	—	5,084	22,457
Mandatorily redeemable Series A preferred stock redemption fee	—	—	(1,700)
Deferred financing costs	—	—	(320)

Net Cash provided by Financing Activities	3,594	5,370	61,613

Net increase in cash	53	288	640

Cash at beginning of period	248	352	—

Cash at end of period	$301	$640	$640

Supplemental disclosure of cash flow information — Cash paid during the period for interest	$5	$58	$1,454

Supplemental schedule of non-cash financing activities:
Equipment acquired through capital leases	—	—	285
Common stock warrant liability	—	6,523	11,841
Accretion of Series A preferred stock mandatory redemption obligation	—	—	1,872
Beneficial conversion feature of convertible promissory notes	2,400	—	6,842
Conversion of convertible promissory notes and accrued interest to Series D preferred stock	—	—	5,324
Conversion of convertible promissory notes and accrued interest to Series A-1 preferred stock	—	7,707	7,707
Conversion of convertible promissory notes and accrued interest to common stock	—	269	269
Issuance of Series C preferred stock warrants in connection with lease agreement	—	—	43
Issuance of common stock for license rights	—	—	4
Issuance of common stock and warrants to Medarex	—	—	840
Issuance of common stock to landlord	—	—	35
Deferred compensation on issuance of stock options and restricted stock grants	10	—	759
Cancellation of options and restricted stock grant	—	—	849
Stock subscription receivable	—	—	480
Financing of prepaid insurance through note payable	—	—	491

See accompanying notes to condensed financial statements.

Northwest Biotherapeutics, Inc.
(A Development Stage Company)

Notes to Condensed Financial Statements
(unaudited)

1. Basis of Presentation

The accompanying condensed financial statements are unaudited and include the accounts of Northwest Biotherapeutics, Inc. (the “Company”). The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). All normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of results to be expected for a full year.

The auditor’s report on the financial statements for the fiscal year ended December 31, 2005 states that because of recurring operating losses, a working capital deficit, and a deficit accumulated during the development stage, there is substantial doubt about the Company’s ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. See further discussion with respect to liquidity in Note 4.

2. Summary of significant accounting policies

The significant accounting policies used in the preparation of the Company’s condensed financial statements are disclosed in the Annual Report on Form 10-K for the year ended December 31, 2005. Significant accounting policies that are new or were changed in fiscal 2006 are disclosed below.

Share-based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” SFAS No. 123(R) requires the measurement and recognition of compensation for all stock-based awards including stock options and employee stock purchases under a stock purchase plan, based on estimated fair values. SFAS No. 123(R) supersedes previous accounting under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and SFAS 123, “Accounting for Stock-Based Compensation” for periods beginning January 1, 2006.

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, the Company’s condensed financial statements for periods prior to the first quarter of 2006 have not been restated to reflect this change. Stock-based compensation recognized during the period is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. Stock-based compensation recognized in the Company’s condensed financial statements for the three and nine months ended September 30, 2006 includes compensation cost for stock-based awards granted prior to, but not fully vested as of December 31, 2005 and stock-based awards granted subsequent to December 31, 2005, as applicable.

3. Share-Based Compensation Plans

Effective January 1, 2006, the Company adopted SFAS No. 123(R), which establishes accounting for stock-based awards exchanged for goods or services, using the modified prospective transition method. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, recognized over the requisite service period. Previously, the Company applied APB Opinion No. 25 and related interpretations, as permitted by SFAS No. 123.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no shares purchased under the Company’s employee stock purchase plan during the three and nine months ended September 30, 2006 and 2005.

The stock-based compensation expense recognized in those condensed financial statements related to stock-based awards under SFAS No. 123(R) totaled approximately $400 and $2,100 for the three and nine months ended September 30, 2006, respectively. At September 30, 2006 the Company had non-vested stock options covering approximately 43,500 shares of common stock that had a weighted average grant date fair value of $0.12. As of September 30, 2006, the Company had approximately $2,000 of total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for any future changes in estimated forfeitures. The Company expects to recognize this cost over the next two years.

Pro Forma Information Under SFAS No. 123 and APB Opinion No. 25

Prior to January 1, 2006, stock-based compensation plans were accounted for using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. No stock-based compensation was reflected in net loss in the three and nine months ended September 30, 2005, as all stock options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, net loss and basic and diluted net loss per share would have been changed to the pro forma amounts indicated below (in thousands, except for per share data):

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Net loss applicable to common stockholders:
As reported	$(2,782)	$(7,950)
Add: Stock-based employee compensation expense included in reported net loss	1	10
Deduct: Stock-based employee compensation determined under fair value based method for all awards	(12)	(57)

Pro forma	$(2,793)	$(7,997)

Net loss per share-basic and diluted:
As reported	$(0.15)	$(0.42)
Pro forma	$(0.15)	$(0.42)

There were no stock options granted during the three or nine month periods ended September 30, 2006.

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

On October 30, 2006, the Company received a cash advance in the amount of $500,000 from Toucan Partners. The Company and Toucan Partners are presently negotiating the terms pursuant to which this cash advance will be required to be repaid. These funds enabled the Company to continue to operate and advance programs, while attempting to raise additional capital.

On March 30, 2006, the Company entered into an equity financing (“PIPE Financing”) with unrelated investors pursuant to which aggregate gross proceeds of approximately $5.5 million was raised.

As of November 6, 2006, the Company had cash in the amount of $613,000. The Company is considered illiquid as this cash is not considered sufficient to fund the recurring operating and associated financing costs for the next month. Approximately $3.9 million of the Company’s current liabilities at September 30, 2006 were payable to related parties, net of the related debt discount. During October 2006, the Company paid $250,000 of the remaining current related party liabilities recorded as of September 30, 2006. In addition to the recurring operating costs, the Company has two remaining payments due to the Washington State Department of Revenue totaling approximately $168,000 as of November 6, 2006. The final payment is due in mid-December 2006. See Note 9 for further discussion.

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

5. Net Income (Loss) Per Share Applicable to Common Stockholders

For the nine months ended September 30, 2006, options to purchase 286,000 shares of common stock and warrants to purchase 569,000 shares of common stock were not included in the computation of diluted net income (loss) per share because they were anti-dilutive. For the nine months ended September 30, 2006, options to purchase 278,000 shares of common stock and warrants to purchase 166 million shares of common stock were included in the computation of diluted net income (loss) per share because they were dilutive. Convertible debt having a face value of $950,000 is also considered to be dilutive for purposes of computing diluted net income (loss) per share. The conversion of the convertible debt increases the number of shares outstanding for purposes of computing diluted net income (loss) per share by 25,529,000 shares for the nine month period ended September 30, 2006. Preferred stock, Series A and A-1, which is convertible into 225,175,000 shares of common stock is also considered to be dilutive for purposes of computing diluted net income per share for the nine months ended September 30, 2006, and is included in such computation. In determining the amount of net income used to compute diluted earnings per share, the Company applied the “if converted method”. Accordingly, net income for the nine months ended September 30, 2006, has been increased by approximately $65,000, representing interest expense that would have been avoided if the debt had been converted as of January 1, 2006. Additionally, net income for nine months ended September 30, 2006, has been decreased by approximately $243,000 representing the expense for the unamortized discount of the beneficial conversion feature as of January 1, 2006. Options, warrants, convertible debt and convertible preferred stock outstanding were all considered anti-dilutive for the three and nine months ended September 30, 2005, and for the three-months ended September 30, 2006, due to net losses.

6. Notes Payable

Management Loans

On November 13, 2003, the Company borrowed an aggregate of $335,000 from certain members of its management which enabled the Company to continue operating into the first quarter of 2004. On April 17, 2006, the outstanding principal balance on the remaining notes, and the related accrued interest, were converted into 2,687,719 shares of common stock. Accordingly, as of September 30, 2006 all of these loans have either been repaid or converted into common stock.

As part of the November 13, 2003 loan from management, the lenders received warrants initially exercisable to acquire an aggregate of 3.7 million shares of the Company’s common stock. These warrants were set to expire in November 2008 and were subject to certain anti-dilution adjustments. In connection with the April 26, 2004 recapitalization agreement, the warrants were amended to remove the anti-dilution provisions and set the warrant exercise price at the lesser of (i) $0.10 per share or (ii) a 35% discount to the average closing price during the twenty trading days prior to the first closing of the sale by the Company of convertible preferred stock as contemplated by the recapitalization agreement but not less than $0.04 per share.

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

Two former members of the Company’s management, who had participated as lenders in the Company’s management loans have claimed that they are entitled to receive, for no additional cash consideration, an aggregate of up to approximately 9.5 million additional shares of the Company’s common stock due to the alleged triggering of an anti-dilution provision in the warrant agreements. The Company does not believe that these claims have merit, and intends to vigorously oppose such claims.

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

Pursuant to the recapitalization agreement, as amended, the Company borrowed an aggregate of $6.75 million from Toucan Capital, from February 2, 2004 through September 7, 2005. In connection with the loans from Toucan Capital, the Company issued warrants to purchase 122.5 million aggregate shares of capital stock. These warrants provide Toucan Capital the ability to purchase 66 million and 56.5 million aggregate shares of capital stock at an exercise price of $0.01 per share and $0.04 per share, respectively. The warrant exercise period is seven years from the issuance date of the warrant and the related convertible notes.

On April 17, 2006, Toucan Capital elected to convert all of its convertible promissory notes and the related accrued interest into approximately 4.8 million shares of the Company’s Series A-1 Preferred Stock. The Series A-1 Preferred Stock is substantially identical to the Company’s Series A Preferred Stock, except that (i) the issuance price and liquidation preference of the Series A-1 Preferred Stock are each $1.60 per share (as opposed to $0.04 per share for the Series A Preferred Stock), and (ii) each share of Series A-1 Preferred Stock is convertible into 40 shares of Common Stock (as opposed to one share of common stock in the case of the Series A Preferred Stock). The foregoing differences result in the Series A-1 Preferred Stock being economically equivalent to the Series A Preferred Stock.

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

Toucan Partners Loans

The Company borrowed $950,000 from Toucan Partners, an affiliate of Toucan Capital, from November 14, 2005 to March 9, 2006, comprised of the loans listed below. The conversion shares are based upon the outstanding principal and accrued interest as of September 30, 2006:

			Interest	Conversion	Warrant
Loan Date	Principal(1)	Due Date	Rate(2)	Shares(3)	Shares(3)
	(In thousands)			(In thousands)	(In thousands)
11/14/2005	$400	11/14/2006	10%	10,899	4,000	(4)
12/30/2005	250	12/30/2006	10%	6,715	2,500	(5)
03/09/2006	300	03/09/2007	10%	7,914	3,000	(5)

Total	$950			25,528	9,500

(1)	The notes are secured by a first priority senior security interest in all of the Company’s assets.

(2)	Interest accrues at 10% per annum, based on a 365-day basis compounded annually from the respective original issuance dates of the notes.

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

Proceeds from the issuance of $950,000 senior convertible promissory notes and warrants between November 14, 2005 and March 9, 2006 were allocated between the notes and warrants on a relative fair value basis. The value allocated to the warrants on the date of the grant was approximately $587,000. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate ranging from 4.1% to 4.4%, volatility ranging between 398% and 408%, and a contractual life of 7 years. The value of the warrants was recorded as a deferred debt discount against the $950,000 proceeds of the notes. In addition, a beneficial conversion feature related to the notes was determined to be approximately $363,000. As a result, the total discount on the notes equaled $950,000 which is being amortized over the twelve-month term of the respective notes. Amortization of deferred debt discount of approximately $239,000 and $655,000 was recorded for the three and nine months ended September 30, 2006, respectively. Interest accretion on the notes of approximately $24,200 and $65,900 was recorded for the three and nine months ended September 30, 2006, respectively.

On October 30, 2006, the Company received a cash advance in the amount of $500,000 from Toucan Partners. The Company and Toucan Partners are presently negotiating the terms pursuant to which this cash advance will be required to be repaid.

7. Liability for Potentially Dilutive Securities in Excess of Authorized Number of Common Shares

In accordance with EITF 00-19, the Company accounts for potential shares that can be converted to common stock, that are in excess of authorized shares, as a liability that is recorded at fair value. Total potential outstanding common stock exceeded the Company’s authorized shares as of December 31, 2005 when the Company entered into another convertible promissory note and warrant agreement with Toucan Partners on December 30, 2005. The fair value of the warrants in excess of the authorized shares at

December 31, 2005 totaling approximately $604,000 was recognized as a liability on December 31, 2005. This liability was required to be evaluated at each reporting date with any change in value included in other income/(expense) until such time as enough shares were authorized to cover all potentially convertible instruments. Accordingly, during the first quarter of 2006, the Company recognized a loss totaling $2.1 million with respect to the revaluation of this warrant liability. Further, during March 2006, the Company issued an additional warrant to Toucan Partners, along with a convertible promissory note. The fair value of the warrants in excess of the authorized shares was approximately $6.7 million and was recognized as an additional liability as of March 31, 2006. During April 2006, the Company sold common stock to outside investors in the Pipe Financing. In addition, members of management and Toucan Capital elected to convert their promissory notes and related accrued interest into common stock and Series A-1 Preferred Stock, respectively. As a result, the fair value of the potential common stock in excess of the authorized shares was $24.4 million and was recognized as an additional liability during April 2006.

Effective May 25, 2006, the number of authorized common shares was increased to 800 million. The liability for potential shares in excess of total authorized shares was revalued at that date. This valuation resulted in a gain of approximately zero and $7.1 million during the three and nine month period ended September 30, 2006, respectively, due to the net decreases in the net fair value of the related warrants on the date the authorized shares were increased. This gain is included in the statement of operations as a warrant valuation.

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

8. Private Placement

On March 30, 2006, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with a group of accredited investors pursuant to which the Company agreed to sell an aggregate of approximately 39.5 million shares of its common stock, at a price of $0.14 per share, and to issue, for no additional consideration, warrants to purchase up to an aggregate of approximately 19.7 million shares of the Company’s common stock. The PIPE Financing closed and stock was issued to the new investors in early April and the Company received gross proceeds of approximately $5.5 million, before offering expenses of approximately $442,000.

The warrants expire five years after issuance, and are initially exercisable at a price of $0.14 per share, subject to adjustments under certain circumstances.

Under the Purchase Agreement, the Company agreed to register for resale under the Securities Act of 1933, as amended (the “Securities Act”) both the shares of common stock and the shares of common stock underlying the warrants. Under the terms of the Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission (“SEC”) within 45 days of the transaction closing date. The Company also agreed to other customary obligations regarding registration, including matters relating to indemnification, maintenance of the registration statement, payment of expenses, and compliance with state “blue sky” laws. The registration statement was filed on May 19, 2006 and amendments to the registration statement were filed on July 17 and September 29, 2006. The registration statement was declared effective by the SEC on October 11, 2006. Because the registration statement was not declared effective by the SEC on or prior to September 1, 2006, the Company paid liquidated damages to the investors, in the aggregate of one percent (1%) of the aggregate purchase price of the shares per month, or $74,000. As of September 30, 2006, we expensed approximately $55,000 of these liquidated damages and they are recorded in accrued expenses.

9. Contingencies

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

Two former members of the Company’s management, who participated as lenders in the Company’s management loans have claimed that they are entitled to receive, for no additional cash consideration, an aggregate of up to approximately 9.5 million additional shares of our common stock due to the alleged triggering of an anti-dilution provision in the warrant agreements. The Company does not believe that these claims have merit, and intends to vigorously oppose such claims.

The Company has no other legal proceeding pending at this time.

Sales Tax Assessment

The Company received a tax assessment of $492,000 on October 21, 2003 related to the abandonment of tenant improvements at a facility it had previously leased on which use tax payments to the State of Washington had been deferred, including the disposal and impairment of previously qualified tax deferred equipment. The Company appealed this assessment and was granted a partial reduction in the assessment on July 8, 2005. The Company filed an addendum to its appeal petition on December 2, 2005. The net assessment, through December 31, 2005, of approximately $336,000, inclusive of accrued interest, was being carried as an estimated liability on the Company’s balance sheet and included in general and administrative expense. On August 10, 2006 the Company’s appeal was denied. In September 2006, the Company entered into an agreement with the State of Washington to pay an aggregate of approximately $336,000, plus interest at a rate of 4% per year over a four month period commencing on September 11, 2006. As of September 30, 2006, the Company still owes the State of Washington approximately $254,000. This balance is recorded in accrued expense, tax liability on the balance sheet.

In February 2004, the Company filed a refund request of approximately $175,000 related to certain other state taxes previously paid to the State of Washington’s Department of Revenue. The finalization of this refund request is expected in late 2006. The Company may not be successful in its efforts to receive a tax refund.

10. Commitments

On February 14, 2006, the Company and The Regents of the University of California entered into a clinical study for the University of California at Los Angeles (“UCLA”) to carry out a booster vaccination immunotherapy program. During the study, patients will receive up to five boosters over a 12 month period. The Company will pay approximately $216,000 over the course of the study. Approximately $68,000 has been paid as of September 30, 2006. The Company will incur no other costs in connection with this study, unless prior approval by the parties is made in writing.

11. Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the possible impact of FIN 48 on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is evaluating the possible impact of FAS 157 on the financial statements.

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

Since 2002, we have only been able to obtain enough capital resources to pursue our strategic plans at a very minimal level. We presently have approval from the U.S. Food and Drug Administration, or FDA, to conduct a Phase III trial for DCVax®-Prostate, our product candidate for a possible prostate cancer treatment and a Phase II clinical trial to evaluate our DCVax®-Brain product candidate as a possible treatment for Glioblastoma Multiforme. However, we do not presently have adequate resources to complete the trials once they begin. We also have FDA approval to begin Phase I studies for several other DCVax®-product candidates.

As of November 6, 2006 we had cash in the amount of $613,000. Included in this cash balance is a advance in the amount of $500,000 received from Toucan Partners on October 30, 2006. We are presently negotiating the terms pursuant to which this cash advance will be required to be repaid. We are considered illiquid as this cash is not considered sufficient to fund the recurring operating and associated financing costs for the next month. Approximately $3.9 million of our current liabilities at September 30, 2006 were payable to related parties, net of the related debt discount. During October 2006, we paid $250,000 of the related party liabilities recorded as of September 30, 2006. In addition to the recurring operating costs, we have two remaining payments due to the Washington State Department of Revenue totaling approximately $168,000 as of November 6, 2006. The final payment is due to the Department of Revenue in mid-December 2006.

We need to raise significant additional funding to continue our operations, conduct research and development activities, pre-clinical studies and clinical trials necessary to bring our product candidates to market. However, additional funding may not be available on terms acceptable to us or at all. The alternative of issuing additional equity or convertible debt securities also may not be available and, in any event, would result in additional dilution to our shareholders. We will have to seek additional funds from Toucan Capital, Toucan Partners or, another third party, who are not obligated to provide us with any financing. Any additional equity financing with Toucan Capital, Toucan Partners or any other third party is likely to be dilutive to stockholders and debt financing, if available, may include additional restrictive covenants. We do not believe that our assets would be sufficient to satisfy the claims of all of our creditors in full and to satisfy aggregate liquidation preferences of our preferred stock. Therefore, if we were to pursue a liquidation, it is highly unlikely that any proceeds would be received by our common stockholders. If we are unable to obtain significant additional capital in the near-term, we may cease operations at any time.

Our financial statements for the year ended December 31, 2005 and nine months ended September 30, 2006 were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Nevertheless, we have experienced recurring losses from operations since inception, have a working capital deficit of $4.0 million, and have a deficit accumulated during the development stage of $82.0 million, as of September 30, 2006, that raises substantial doubt about our ability to continue as a going concern and our auditors have issued an opinion on the December 31, 2005 financial statements which states that there is substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The critical accounting policies that involve significant judgments and estimates used in the preparation of our financial statements are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005. New critical accounting policies that involve significant judgments and estimates are disclosed below.

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), which requires the measurement and recognition of compensation for all stock-based awards, including stock options and employee stock purchases under a stock purchase plan, based on estimated fair values. Under SFAS No. 123(R), we use the Black-Scholes option pricing model as our method of valuation for stock-based awards. Our determination of the fair value of stock-based awards on the date of grant using an option pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the expected life of the award, our expected stock price, volatility over the term of the award and actual and projected exercise behaviors. Although the fair value of stock-based awards is determined in accordance with SFAS No. 123(R), the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.

Prior to the adoption of SFAS No. 123(R), we determined our employee stock option compensation costs as the difference between the estimated fair value of our common stock and the exercise price of options on their date of grant pursuant to APB No. 25. Prior to our initial public offering, our common stock was not actively traded. The fair value of our common stock for purposes of determining compensation expense for this period was determined based on our review of the primary business factors underlying the value of our common stock on the date such option grants were made, viewed in light of the expected initial public offering price per share prior to the initial public offering of our common stock. The actual initial public offering price was significantly lower than the expected price used in determining compensation expense. Also, on an ongoing basis the estimate of expense for stock options and warrants is dependant on factors such as expected life and volatility of our stock. To the extent actual expense is different than that estimated, the actual expense that would have been recorded may be substantially different.

Results of Operations

Operating costs and expenses consist primarily of research and development expenses, including clinical trial expenses incurred when we are actively participating in clinical trials, and general and administrative expenses.

Research and development expenses include salary and benefit expenses and costs of laboratory supplies used in our internal research and development projects. From our inception through September 30, 2006, we incurred costs of approximately $34.7 million associated with our research and development activities (not including clinical trial and related expenses). Because our technologies are unproven, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization.

General and administrative expenses include salary and benefit expenses related to administrative personnel, cost of facilities, insurance, legal support, as well as amortization costs of stock options granted to employees and warrants issued to consultants.

During the three and nine months ended September 30, 2006 we realized a net loss of $1.8 million and a net income of $662,000, respectively. This net income for the nine month period was generated from the reversal of previously recorded non-cash items as further described in Total Other Income (Expense), Net. We do not expect similar transactions in the future.

Three Months Ended September 30, 2005 and 2006

Total Revenues. We recognized $80,000 in revenues during the three months ended September 30, 2006 as compared to $15,000 in revenue for the three months ended September 30, 2005. To date, our revenues have primarily been derived from the sale of research materials, licenses, contract research and development services and research grants from the federal government. Effective December 31, 2005, we have withdrawn from selling research materials.

Cost of Research Material Sales. Cost of research material sales decreased from $3,000 for the three months ended September 30, 2005 to zero costs for the three months ended September 30, 2006. This decrease is related to the fact that we have withdrawn from selling research materials effective December 31, 2005.

Research and Development Expense. Research and development expense decreased slightly from approximately $1.3 million for the three months ended September 30, 2005 to $1.0 million for the three months ended September 30, 2006. This decrease was primarily due to decreased expenditures for consultants in the preparation of and filing an IND with the FDA and decreasing expenditures related to our service agreement for drug manufacturing, regulatory advice, and research and development related to preclinical activities.

General and Administrative Expense. General and administrative expense decreased from $634,000 for the three months ended September 30, 2005 to $493,000 for the three months ended September 30, 2006. This decrease was primarily due to a decrease in the use of consultants and continuing efforts to conserve cash.

Depreciation and Amortization. Depreciation and amortization decreased from $13,000 for the three months ended September 30, 2005 to $10,000 for the three months ended September 30, 2006. This decrease was primarily due to the disposal or impairment of property and equipment in 2005, as well as the fact that certain assets are now fully depreciated.

Total Other Income (Expense), Net. Interest expense decreased from $896,000 for the three months ended September 30, 2005 to $407,000 for the three months ended September 30, 2006. Interest expense is primarily related to the debt discount and interest accretion associated with the secured convertible promissory notes and warrants debt financing. This decrease was due primarily to the fact that the Toucan Capital and management loans were converted into equity in April 2006, offset by the fact that the average note payable balance was higher prior to conversion in 2006 as compared to the balances outstanding during the three months ended September 30, 2005.

Nine Months Ended September 30, 2005 and 2006

Total Revenues. We recognized $80,000 in revenues during the nine months ended September 30, 2006 as compared to $110,000 in revenue for the nine months ended September 30, 2005. To date, our revenues have primarily been derived from the sale of research materials, licenses, contract research and development services and research grants from the federal government. Effective December 31, 2005, we have withdrawn from selling research materials. The $77,000 decrease in grant revenue was attributable to the cessation of the remaining two research grant awards which occurred during the first quarter of 2005.

Cost of Research Material Sales. We did not recognize any cost of research material sales during the nine months ended September 30, 2006 as compared to $8,000 for the nine months ended September 30, 2005. This decrease is related to the fact that we have withdrawn from selling research materials effective December 31, 2005.

Research and Development Expense. Research and development expense decreased from $3.9 million for the nine months ended September 30, 2005 to $2.6 million for the nine months ended September 30, 2006. This decrease was primarily due to decreased expenditures for consultants in the preparation of and filing an IND with the FDA and decreasing expenditure related to our service agreement for drug manufacturing, regulatory advice, and research and development related to preclinical activities.

General and Administrative Expense. General and administrative expense increased from approximately $1.6 million for the nine months ended September 30, 2005 to $1.7 million for the nine months ended September 30, 2006. This increase was primarily due to professional service fees, including legal, accounting and executive search fees, increased fees related to our SEC filings and required communications with our investors and travel expenses partially offset by our initiative to continue to conserve cash.

Depreciation and Amortization. Depreciation and amortization decreased from $52,000 during the nine months ended September 30, 2005 to $29,000 for the nine months ended September 30, 2006. This decrease was primarily due to the disposal or impairment of property and equipment in 2005, as well as the fact that certain assets are now fully depreciated.

Total Other Income (Expense), Net. Interest expense decreased from approximately $2.6 million for the nine months ended September 30, 2005 to $ 2.2 million for the nine months ended September 30, 2006. This decrease was due primarily to the fact that the Toucan Capital and management loans were converted into equity in April 2006, offset by the fact that the average note payable balance was higher prior to conversion in 2006 as compared to the balances outstanding during the nine months ended September 30, 2005. Additionally, we recorded a warrant valuation gain of $7.1 million during the nine months ended September 30, 2006 with respect to the revaluation of the potential shares that could be issued in excess of the available authorized shares. We did not have a similar gain or loss during the nine months ended September 30, 2005.

Liquidity and Capital Resources

As of November 6, 2006 we had cash in the amount of approximately $613,000. Included in this cash balance is a cash advance in the amount of $500,00 received from Toucan Partners on October 30, 2006. We are presently negotiating the terms pursuant to which this cash advance will be required to be repaid. We consider ourselves illiquid as this cash is not considered sufficient to fund our recurring operating and associated financing costs for the next month. Approximately $3.9 million of our current liabilities at September 30, 2006 were payable to related parties, net of the related debt discount. During October 2006, we paid $250,000 of the remaining current related party liabilities recorded as of September 30, 2006. In addition to the recurring operating costs, we have two remaining payments due to the Washington State Department of Revenue totaling approximately $168,000 as of November 6, 2006. The final payment is due to the Department of Revenue in mid-December 2006.

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

Beginning on October 9, 2002, we initiated a series of substantial steps to conserve cash, including the relocation and consolidation of our facilities. We received a tax assessment of $491,802 on October 21, 2003 in connection with taxes previously deferred under the State of Washington’s use tax deferral. The tax assessment was due to our abandonment of tenant improvements at the prior facility. The tax assessment payment was initially due on November 20, 2003. The net assessment, through December 31, 2005, of approximately $336,000, inclusive of accrued interest, was being carried as an estimated liability on our balance sheet. On August 10, 2006 our appeal was denied. In September 2006, we entered into an agreement with the State of Washington to pay an aggregate of approximately $336,000, plus interest at a rate of 4% per year. The agreement provides for two additional monthly payments totaling approximately $168,000, as of November 6, 2006, which are due in November and December 2006.

In February 2004, we filed a refund request of approximately $175,000 related to certain state taxes previously paid to the State of Washington. The finalization of this refund request is not expected until late 2006.

Since 2004, we have undergone a significant recapitalization, pursuant to which Toucan Capital and Toucan Partners loaned us an aggregate of approximately $7.7 million, excluding $500,000 received from Toucan Partners in October 2006, and purchased $1.3 million in equity. These funds enabled us to continue to operate, and advance our programs, while attempting to raise additional capital. These funds were primarily comprised of $6.75 million from Toucan Capital, which we borrowed from February 1, 2004 through September 2005. Toucan Capital elected to convert these loans and the related accrued interest on the loans into approximately 4.8 million shares of our newly designated Series A-1 Preferred Stock (which are convertible into an aggregate of 192.7 million shares of common stock) as of April 17, 2006. In January 2005, Toucan Capital purchased 32.5 million of Series A Preferred Stock for gross proceeds of $1.3 million. Toucan Capital also has the right to acquire up to approximately 135.5 million shares of capital stock upon exercise of warrants issued in connection with its convertible debt and equity financings.

In connection with the recapitalization, we have also issued three promissory notes to Toucan Partners, pursuant to which it has loaned us an aggregate of $950,000. Toucan Partners has the right, as of September 30, 2006, to convert principal and interest on the above loans to acquire up to approximately 25.5 million shares of our capital stock and has the right to acquire up to an aggregate of 9.5 million shares upon exercise of warrants having a contractual life of 7 years. Including the 32.5 million shares of Series A Preferred Stock and the approximately 4.82 million shares of Series A-1 Preferred Stock held by Toucan Capital, Toucan Capital and Toucan Partners collectively have beneficial ownership of approximately 395.1 million shares of our common stock, which represents beneficial ownership of approximately 86% as of September 30, 2006. Toucan Capital and Toucan Partners each has a right of first refusal to participate in our future issuances of debt or equity securities. In addition, on October 30, 2006, Toucan Partners provided a cash advance in the amount of $500,000, of which the terms of repayment are currently being negotiated.

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

Research Reagent Sales

On April 21, 2003, we announced our entry into the research reagents market. We earned approximately $23,000 in revenue for the nine months ended September 30, 2005 from the sale of research materials. Effective December 31, 2005, we have withdrawn from selling research materials.

License Fees

Our effort to license certain rights, title, and interest to technology relating to the worldwide use of specific antibodies for the diagnostic immunohistochemical market resulted in the July 1, 2003 license agreement with DakoCytomation California, Inc. with the payment of a one-time $25,000 license fee and future non-refundable minimum annual royalty payments of $10,000 credited against any royalty payments made to us. The $25,000 one-time license fee was received in 2003. We waived the payment of the July 1, 2004 annual royalty payment because of costs incurred by DakoCytomation, on our behalf, regarding purity issues with the initial cell lines. During both the three months ending September 30, 2006 and 2005, we received and recorded the minimum annual royalty payment totaling $10,000.

During the three months ended September 30, 2006, we granted a non-exclusive license to certain of our patent rights and provided certain reagents for a one-time $70,000 license fee.

Management Loan

On November 13, 2003, we borrowed an aggregate of $335,000 from certain members of our management, which enabled us to continue operating into the first quarter of 2004. As of September 30, 2006, all of these management loans have either been repaid or converted into common stock. During the second quarter of 2006, the remaining outstanding principal balance, along with the related accrued interest were converted into 2,687,719 shares of common stock.

As part of the November 13, 2003 loan from management, the lenders received warrants initially exercisable to acquire an aggregate of 3.7 million shares of our common stock, expiring November 2008 and subject to certain anti-dilution adjustments. In connection with the April 26, 2004 recapitalization agreement, the warrants were amended to remove the anti-dilution provisions and set the warrant exercise price at the lesser of (i) $0.10 per share or (ii) a 35% discount to the average closing price during the twenty trading days prior to the first closing of the sale by us of convertible preferred stock as contemplated by the recapitalization agreement but not less than $0.04 per share.

During March 2006, warrants for the purchase of 3.6 million shares were exercised on a net exercise basis, resulting in the issuance of approximately 3.3 million shares of common stock. The remaining 100,000 management warrants were exercised during the second quarter of 2006. As a result, an aggregate of 3.4 million shares of common stock were issued to current and prior members of management.

Two of the management lenders, neither of whom are still employed by us, have claimed that they are entitled to receive, for no additional cash consideration, an aggregate of up to approximately 9.5 million additional shares of our common stock due to the alleged triggering of an anti-dilution provision in the warrant agreements. We do not believe that these claims have merit, and intends to vigorously oppose such claims.

We generated $16,000 in cash from investing activities during the nine months ended September 30, 2006 compared to $68,000 provided by investing activities during the nine months ended September 30, 2005. The cash provided during the nine months ended September 30, 2006 and 2005 consisted of net proceeds from the sale of property and equipment.

We generated $5.4 million in cash from financing activities for the nine months ended September 30, 2006 primarily related to the sale of the Company’s common stock to certain private equity investors in April 2006. We generated $3.6 million in cash from financing activities during the nine months ended September 30, 2005 consisting primarily of the proceeds received in connection with the issuance of $2.4 million of convertible promissory notes to Toucan Capital, in addition to the January 26, 2005 securities purchase agreement with Toucan Capital pursuant to which they purchased 32.5 million shares of our Series A Preferred Stock at a purchase price of $0.04 per share, for a net purchase price of approximately $1.3 million, net of offering related costs of approximately $24,000.

Uses of Cash

We used $5.1 million in cash for operating activities during the nine months ended September 30, 2006, compared to $3.6 million for the nine months ended September 30, 2005. The increase in cash used in operating activities from 2005 to 2006, was primarily the result of increased expenditures for consultants related to a service agreement for drug manufacturing, regulatory advice, the preparation and submission to the FDA of three new INDs, and research and development related to preclinical activities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is presently limited to the interest rate sensitivity of our cash and any cash equivalents which is affected by changes in the general level of U.S. interest rates. We are exposed to interest rate changes primarily as a result of our investment activities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our cash and cash equivalents in interest-bearing instruments, primarily money market funds. Our interest rate risk management objective with respect to our borrowings is to limit the impact of interest rate changes on earnings and cash flows. Due to the nature of our cash and cash equivalents, we believe that we are not subject to any material market risk exposure. We do not have any foreign currency or other derivative financial instruments.

Item 4. Controls and Procedures

Our president, who serves as our principal executive, financial and accounting officer, after evaluating, as required, the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), recognized, as of September 30, 2006, our disclosure controls and procedures contained certain internal control weaknesses that, in the aggregate, represent material weaknesses.

The identified weaknesses were anticipated given our status with respect to the fact that we only have three full-time employees. The weaknesses were comprised of: insufficient segregation of duties, insufficient corporate governance policies, and lack of independent directors as of September 30, 2006. Each of these weaknesses is expected to be corrected after raising the additional capital considered necessary to fund our operations. SEC release #33-8545 extends the deadline for section 404 compliance for non-accelerated filers, such as our Company, to the first fiscal year ending on or after July 15, 2007 and the SEC has recently proposed to extend these deadlines further.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management Warrants

On November 13, 2003, we borrowed an aggregate of $335,000 from certain members of our management. As part of this loan, the lenders received warrants exercisable to acquire an aggregate of 3.7 million shares of our common stock. From March 2006 through May 2006, all of these warrants were exercised for common stock on a net exercise basis, pursuant to the terms of the warrants.

Two former members of management who had participated as lenders in our management loans have claimed that they are entitled to receive, for no additional cash consideration, an aggregate of up to approximately 9.5 million additional shares of our common stock due to the alleged triggering of an anti-dilution provision in the warrant agreements. We do not believe that these claims have merit, and intend to vigorously oppose such claims.

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

We may cease operations at any time; we need to raise additional capital, which may not be available.

As of November 6, 2006, we have approximately $613,000 in cash. Included in this cash balance is an additional cash advance in the amount of $500,00 received from Toucan Partners on October 30, 2006. We are presently negotiating the terms pursuant to which this cash advance will be required to be repaid. We consider ourselves illiquid as this cash is not considered sufficient to fund our recurring operating and associated financing costs. Approximately $3.9 million of our current liabilities at September 30, 2006 were payable to related parties, net of the related debt discount. During October 2006, we paid $250,000 of the related party liabilities recorded as of September 30, 2006. In addition to the recurring operating costs, we have two remaining payments due to the Washington State Department of revenue totaling approximately $168,000. The final payment is due in mid December 2006.

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

In April 2006, we closed the PIPE Financing, consisting of a private placement of an aggregate of approximately 39.5 million shares and accompanying warrants to purchase an aggregate of approximately 19.7 million shares. In connection with the PIPE Financing, we agreed to register the resale of the shares of common stock sold in the PIPE Financing and the shares underlying the warrants issued in the PIPE Financing. The registration statement registering such shares was declared effective by the Securities and Exchange Commission on October 11, 2006. The resale of a substantial number of such shares, or even the availability of these shares for resale, could have a material adverse impact on our stock price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

a) Exhibits

3.1	Seventh Amended and Restated Certificate of Incorporation. (3.1.)(1)
3.2	Second Amended and Restated Bylaws of the Company. (3.2)(2)
3.3	Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock. (3.3)(3)
3.4	Certificate of Designations, Preferences and Rights of Series A-1 Cumulative Convertible Preferred Stock. (3.4)(3)
3.5	First Amendment to Second Amended and Restated Bylaws of Northwest Biotherapeutics, Inc. (3.1)(4)
*31.1	Certification of President (Principal Executive Officer and Principal Financial and Accounting Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of President (Principal Executive Officer and Principal Financial and Accounting Officer), Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to the exhibit shown in the preceding parentheses filed with Pre-effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-134320), filed July 17, 2006.

(2)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K (File No. 000-33393) filed on February 1, 2005.

(3)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Annual Report on Form 10-K filed on April 18, 2006.

(4)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K (File No. 000-33393) filed on April 26, 2006.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC

Dated: November 10, 2006	By:	/s/ Alton L. Boynton

Alton L. Boynton President (Principal Executive Officer)

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

EXHIBIT INDEX

3.1	Seventh Amended and Restated Certificate of Incorporation. (3.1)(1)
3.2	Second Amended and Restated Bylaws of the Company. (3.2)(2)
3.3	Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, as amended. (3.3)(3)
3.4	Certificate of Designations, Preferences and Rights of Series A-1 Cumulative Convertible Preferred Stock. (3.4)(3)
3.5	First Amendment to Second Amended and Restated Bylaws of Northwest Biotherapeutics, Inc. (3.1)(4)
*31.1	Certification of President (Principal Executive Officer and Principal Financial and Accounting Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of President (Principal Executive Officer and Principal Financial and Accounting Officer), Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to the exhibit shown in the preceding parentheses filed with Pre-effective Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-134320), filed July 17, 2006.

(2)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K (File No. 000-33393) filed on February 1, 2005.

(3)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Annual Report on Form 10-K filed on April 18, 2006.

(4)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K (File No. 000-33393) filed on April 26, 2006.

*	Filed herewith.