Form 10-K
period 2006-12-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2007-04-17
CIK 1072379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 0-26825

NORTHWEST BIOTHERAPEUTICS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	94-3306718
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18701 120th Avenue N.E., Suite 101 Bothell, WA (Address of principal executive offices)	98011 (Zip Code)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price on the consolidated transaction reporting system on June 30, 2006 was approximately $16.3 million. This number is provided only for purposes of this Annual Report on Form 10-K and does not represent an admission that any particular person is an affiliate of registrant.

As of March 5, 2007, the Registrant had an aggregate of 65,241,287 shares of common stock issued and outstanding.

Documents Incorporated by Reference: Portions of the Registrant’s Definitive Information Statement relating to the election of directors and other matters in lieu of an annual meeting of stockholders are incorporated by reference into Part III of this Report.

PART I

Forward-Looking Statements

The following description of our business, discussion and analysis of our financial condition and results of operations should be read in conjunction with the information included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those projected. The words “believe,” “expect,” “intend,” “anticipate,” and similar expressions are used to identify forward-looking statements, but their absence does not mean that such statement is not forward-looking. You are encouraged to carefully review the various disclosures made by us in this report and in the documents incorporated herein by reference, in our previous SEC filings, and those factors described under “Risk Factors,” beginning on page 19 of this Annual Report on Form 10-K. These factors, among others, could cause results to differ materially from those presently anticipated by us. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the filing of this Annual Report on Form 10-K or documents incorporated by reference herein that include forward-looking statements.

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

We have two basic technology platforms applicable to cancer therapeutics; dendritic cell-based cancer vaccines, which we call DCVax® and monoclonal antibodies for cancer therapeutics. DCVax® is our registered trademark. Our DCVax® dendritic cell-based cancer vaccine program is our main technology platform.

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

From September 2002 through approximately September 2004, we reduced our staff from 67 to 8 employees, withdrew our investigational new drug application, or IND, for our Phase III clinical trial for hormone refractory prostate cancer and our IND for our Phase I trial for non-small cell lung cancer from the U.S. Food and Drug

Administration, or FDA, and inactivated our Phase II clinical trial for brain cancer, which remained open with the FDA. In addition, we moved our corporate headquarters several times, each time to smaller facilities in order to reduce our monthly rent expense. During this time, we attempted to obtain capital from various sources, but were not successful. On November 13, 2003, we borrowed $335,000 from members of our management, pursuant to a series of convertible promissory notes (and associated warrants to purchase an aggregate of 3.7 million shares of our stock at $0.04 per share).

Beginning in 2004, we undertook a significant recapitalization whereby we have raised an aggregate of approximately $17.0 million in gross proceeds from issuances of debt and equity through a series of private placements. These financings included:

•	the issuance of a series of convertible promissory notes to Toucan Capital Fund II, L.P. (“Toucan Capital”), a venture capital fund, in aggregate principal amount of approximately $6.75 million (and associated warrants) from February 2004 through September 2005. The first $1.1 million of the $6.75 million carried 300% warrant coverage and thereafter the notes carried 100% warrant coverage. The notes accrued interest at 10% per annum from the respective original issuance dates of the notes;

•	the sale of Series A Preferred Stock to Toucan Capital for aggregate gross proceeds of approximately $1.3 million (and associated warrant to purchase an aggregate of 13 million shares of Series A Preferred Stock at an exercise price of $0.04 per share) in January 2005;

•	the issuance of convertible promissory notes to Toucan Partners, LLC (“Toucan Partners”), an affiliate of Toucan Capital, in aggregate principal amount of $950,000 (and associated warrants) from November 2005 through March 2006. These notes (and associated warrants) were amended and restated in April 2007 to conform to the terms of the 2007 Convertible Notes (defined below) and the 2007 Warrants. These notes accrue interest at 10% per annum from the respective original issuance dates of the notes and the notes were amended to extend the termination date of the notes to June 30, 2007, and the warrants were amended to provide additional shares issuable under the terms of the warrants;

•	a series of cash advances from Toucan Partners, in an aggregate principal amount of $3.05 million from October 2006 through April 2007. In April 2007, these cash advances were converted into a new series of convertible promissory notes (and associated warrants) (collectively the “2007 Convertible Notes and 2007 Warrants”) which accrue interest at 10% per annum from their respective original cash advance dates. Although these notes are convertible, the conversion terms will not be fixed until a future date at Toucan Partners’ election. The outstanding principal and accrued interest under the 2007 Convertible Notes may be converted (in whole or in part) on conversion terms equal to the terms of any convertible debt financing from an unaffiliated investor in an aggregate principal amount of at least $150,000 on or before May 15, 2007 (a “Qualified Debt Financing”). In the event that a Qualified Debt Financing does not occur, or Toucan Partners, an affiliate of Toucan Capital and a controlling shareholder, elects in its sole discretion to not convert on such terms, the conversion terms shall be subject to further negotiation between us and Toucan Partners. These notes carry warrant coverage of 100%. The number of warrant shares issuable upon exercise of each 2007 Warrant will be equal to the number of shares that would be issuable if Toucan Partners elected to convert the principal and accrued interest on the corresponding 2007 Convertible Notes determined as of the date of repayment or conversion of such 2007 Convertible Notes. The exercise price of each 2007 Warrant will be equal to the conversion price of the corresponding 2007 Convertible Note. Accordingly, both the number of shares issuable upon exercise of the warrants and the exercise price of the 2007 Warrants are currently unknown; and

•	the sale of approximately 39.5 million shares of common stock (and associated warrants to purchase an aggregate of approximately 19.7 million shares of common stock at an exercise price of $0.14 per share) to certain accredited investors for aggregate net cash proceeds of approximately $5.1 million in April 2006, in what we refer to as our PIPE Financing.

In April 2006, Toucan Capital elected to convert all of its promissory notes, including all accrued interest thereon, into a newly designated series of preferred stock, Series A-1 Preferred Stock, in accordance with the terms of the notes at a conversion price of $1.60 per share. The Series A-1 Preferred Stock is substantially identical to

Series A Preferred Stock with the exception of the issuance price per share and liquidation preference per share (which are $1.60 per share, rather than $0.04 per share in the case of Series A) and the ratio at which the shares are convertible into common stock (which is 1-for-40, or 1 share of Series A-1 Preferred Stock for 40 shares of common stock, rather than 1-for-1 in the case of Series A).

Simultaneously with Toucan Capital’s loan conversion, Alton Boynton, the Company’s President and Marnix Bosch, the Company’s Chief Technical Officer, each elected to convert the principal and accrued interest on their respective loans into 2,195,771 and 491,948 shares, respectively of the Company’s common stock, and in conjunction with the PIPE Financing, exercised their warrants on a net exercise basis for 1,895,479 and 424,669 shares of the company’s common stock respectively.

As a result of the financings described above, Toucan Capital currently holds:

•	an aggregate of 32.5 million shares of Series A Preferred Stock (convertible into an aggregate of 32.5 million shares of common stock as of December 31, 2006);

•	an aggregate of 4.82 million shares of Series A-1 Preferred Stock (convertible into an aggregate of approximately 192.7 million shares of common stock as of December 31, 2006);

•	warrants to purchase an aggregate of 66 million shares of capital stock at an exercise price of $0.01 per share;

•	warrants to purchase an aggregate of 56.5 million shares of capital stock at an exercise price of $0.04 per share; and

•	warrants to purchase an aggregate of 13 million shares of Series A Preferred Stock at an exercise price of $0.04 per share.

As a result of the financings described above, Toucan Partners currently holds:

•	convertible promissory notes in an aggregate principal amount of $950,000, with accrued interest thereon which are convertible into capital stock at a price to be negotiated in the future;

•	warrants associated with the above-described notes which are exercisable for an unspecified number of shares at a price to be negotiated in the future;

•	2007 Convertible Notes in an aggregate principal amount of $3.05 million with accrued interest thereon which are convertible into capital stock at a price to be negotiated in the future; and

•	2007 Warrants associated with the 2007 Convertible Notes which are exercisable for an unspecified number of shares at a price to be negotiated in the future.

Upon issuance and finalization of terms, the warrants held by Toucan Capital and Toucan Partners described above are fully vested and exercisable and generally have an exercise period of seven years from their respective dates of issuance.

As a result of the PIPE Financing, the investors in the PIPE Financing initially acquired:

•	an aggregate of 39.5 million shares of common stock; and

•	warrants to purchase an aggregate of 19.7 million shares of common stock at an exercise price of $0.14 per share. During 2006, warrants to purchase 714,286 shares of common stock were exercised on a net exercise basis for 482,091 shares of the Company’s common stock. Accordingly, warrants to purchase 19.0 million shares of common stock were outstanding at December 31, 2006.

The investments made by Toucan Capital and Toucan Partners were made pursuant to the terms and conditions of a recapitalization agreement originally entered into on April 26, 2004 with Toucan Capital. The recapitalization agreement, as amended, originally contemplated the investment of up to $40 million through the issuance of new securities to Toucan Capital and a syndicate of other investors to be determined.

We and Toucan Capital amended the recapitalization agreement in conjunction with each successive loan agreement. The amendments generally (i) updated certain representations and warranties of the parties made in the recapitalization agreement, and (ii) made certain technical changes in the recapitalization agreement in order to facilitate the bridge loans described therein.

As of March 5, 2007, Toucan Capital and Toucan Partners collectively have beneficial ownership of approximately 396.8 million shares of our capital stock, representing a beneficial ownership of approximately 86% of our outstanding common stock on an as converted-to-common stock basis. Such amounts exclude the effects of the amendments to the Toucan Partners convertible promissory notes in an aggregate principal amount of $950,000. The amounts also exclude any shares issuable to Toucan Partners pursuant to the 2007 Convertible Notes and 2007 Warrants as these are not currently convertible or exercisable for a determinable number of shares. Toucan Capital and Toucan Partners each has a right of first refusal to participate in our future issuances of debt or equity securities. For additional information concerning Toucan Capital, Toucan Partners, and our recapitalization, see the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Going Concern

Our financial statements for the year ended December 31, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Nevertheless, we have experienced recurring losses from operations and have a deficit accumulated during the development stage of approximately $84.1 million. Our independent auditors indicated in their report on our December 31, 2006 financial statements included in this Annual Report on Form 10-K that there is substantial doubt about our ability to continue as a going concern.

Cognate Therapeutics

On July 30, 2004, we entered into a service agreement with Cognate Therapeutics, Inc. (now known as Cognate BioServices, Inc.), or Cognate, a contract manufacturing and services organization, the majority of which is owned by Toucan Capital. In addition, two of the principals of Toucan Capital are members of Cognate’s board of directors. Under the agreement we agreed to utilize Cognate’s services for an initial two-year period, related primarily to manufacturing DCVax® product candidates, regulatory advice, research and development preclinical activities and managing clinical trials. We continue to utilize Cognate’s services as of the date of this report; however, we have not formally amended or extended the original service agreement. We recognized approximately $3.5 million and $2.4 million of research and development costs relative to this agreement in 2005 and 2006. As of

December 31, 2006 we owed Cognate $2.2 million for services rendered pursuant to this agreement. We are currently incurring and paying approximately $250,000 per month for Cognate’s services rendered.

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

Industry Background

Incidence of Cancer in the United States

The American Cancer Society estimates that in the United States, men have a 1 in 2 lifetime risk of developing cancer, while women have a risk of 1 in 3. Doctors are expected to diagnose approximately 1.44 million new cases of cancer in the United States during 2007. Cancer is the second leading cause of death in the United States after heart disease and was estimated to result in approximately 559,650 deaths, or 1,533 per day, in 2007. The direct medical costs related to treating cancer in the United States were estimated to be $78.2 billion in 2006. Our initial therapeutic targets, prostate, brain and lung cancers, cause approximately 36% of the cancer deaths in the United States each year. The American Cancer Society estimated that the incidence of new diagnosis and deaths resulting from several common cancers during 2007 would be as follows:

Type of Cancer	New Cases	Deaths

Breast	180,510	40,910
Prostate	218,890	27,050
Colorectal	153,840	52,180
Lung	213,380	160,390
Kidney	51,190	12,890
Melanoma	59,940	8,110
Brain	20,500	12,740

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

Cancer cells produce abnormal kinds and amounts of substances called antigens, which may be distinguishable from those produced by healthy cells. The use of these cancer-associated antigens is essential to the development of products that may be capable of stimulating the immune system to seek and destroy cancer cells marked by these antigens.

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

Current Cancer Immunotherapy Approaches

Immunotherapy can stimulate and enhance the body’s natural mechanism for destroying pathogens, such as cancer cells, and may overcome many of the limitations of traditional cancer therapies. Immunotherapy may be particularly useful to augment traditional cancer therapies. In recent years, two cancer immunotherapy approaches have emerged, with FDA approved products to address the limitations of traditional therapies:

•	Antibody-Based Therapies. Currently approved antibody-based cancer therapies have improved survival rates with reduced side effects when compared with traditional therapies. However, these antibody-based therapies can elicit an immune response against themselves to the extent they contain mouse proteins or fragments of such proteins. This can limit their effectiveness and potentially cause toxic side effects.

•	Immune-Modulating Agents. Currently approved immune-modulating agents, such as IL-2, GM-CSF and alpha-interferon, are known to have some ability to enhance the immune system and control cancer growth. However, these therapies involve delivery of the immune modulating agent through the blood system and therefore cannot be directed exclusively to cancer cells. This lack of selectivity may result in significant toxicity to healthy tissue.

Our Approaches

We have developed two proprietary approaches, DCVax® and therapeutic antibodies, for stimulating and enhancing a patient’s natural cellular, humoral or antibody immune response to cancer. Given appropriate funding for future development, we believe that DCVax® and therapeutic antibody products may overcome certain limitations of current cancer therapies and offer cancer patients safe and effective treatment alternatives, alone or in combination with other therapies.

DCVax®

Our DCVax® platform combines our expertise in dendritic cell biology, immunology and antigen discovery with our proprietary process of producing and activating dendritic cells outside a patient’s body to develop therapeutic products designed to stimulate beneficial immune responses to treat cancer. We believe that DCVax® has the following significant characteristics, the combination of which we believe makes it a potentially attractive alternative to current therapies.

•	Designed to Activates The Natural Immune System. Our DCVax® product candidates are designed to elicit a natural immune response. We believe that our pre-clinical and clinical trials have demonstrated that our DCVax® product candidates can train a patient’s own Killer T cells to seek and destroy specifically targeted cancer cells. We also believe that our clinical trials have shown that DCVax®-Prostate stimulates the body to produce antibodies and T cells that bind to cancer-associated antigens and potentially destroy cancer cells marked by these antigens.

•	Multiple Cancer Targets. If we secure the necessary funding, we intend to apply our DCVax® platform to treat a wide variety of cancers. The DCVax® platform affords the flexibility to target many different forms of cancer through the pairing of dendritic cells with cancer-associated antigens, fragments of cancer-associated antigens or deactivated whole cancer cells as well as possible direct intra-tumoral injection of partially mature dendritic cells.

•	No Significant Adverse Side Effects Or Toxicity In our Initial DCVax®-Prostate Phase I/II Clinical Trial. Subjects in this study have experienced mild injection site reactions, which were typical and fully anticipated, but no significant adverse side effects in over 110 clinically administered injections. We believe that we minimize the potential for toxicity by using the patient’s own cells to create our DCVax® product candidates. Additionally, because our DCVax® products are designed to target the cancer-associated antigens in the patient, we believe they minimize collateral damage to healthy cells.

•	Rapid Pre-Clinical Development. We believe that our DCVax® technology, which was observed to be well tolerated in a Phase I/II clinical trial for prostate cancer, and two Phase I clinical trials for brain cancer, will enable us to rapidly move new potential products into clinical trials within six to nine months of concept, subject to FDA approval and the availability of adequate resources. New DCVax® product candidates simply require the identification of cancer-associated antigens, fragments of cancer-associated antigens or whole cancer cells added to partially mature dendritic cells prior to injection into patients, or the direct injection of partially mature dendritic cells into solid tumors.

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

Products derived from our therapeutic antibody efforts are intended to have the following characteristics, the combination of which will make them potentially attractive alternatives to current therapies:

•	Fully Human Antibodies. Current monoclonal antibody-based therapies may contain mouse proteins or fragments of such proteins. Consequently, these therapies have the potential to elicit unwanted immune responses against the mouse proteins or protein fragments. Our first therapeutic antibody product candidate, which was co-developed with and acquired by Medarex, is based on monoclonal antibodies that are fully human, and thus do not contain any mouse proteins. As a result, we expect these products to exhibit a favorable safety profile and minimal, if any, unwanted immune response against the antibody-based therapy itself.

•	Rapid Pre-Clinical Development. We believe that, subject to FDA approval and the availability of adequate resources, we could progress from antigen discovery to clinical trials for each new therapeutic antibody product candidate in less than two years.

•	Cancer Specificity. Our proprietary antigens are significantly over-expressed in cancer cells. Our antibodies are designed to bind to these targeted cancer-associated antigens and potentially destroy cancer cells marked by these antigens. To date, we have identified three clinically validated antigens associated with twelve different cancers. Certain rights to three of our antigen targets have been acquired by Medarex.

•	Multiple Therapeutic Applications. We believe that therapeutic antibodies may be used as stand-alone products that bind to cancer-associated antigens and potentially destroy cancer cells marked by these antigens. Therapeutic antibodies may also enable the targeted delivery of existing therapies such as radiation and cytotoxic agents. The inherent toxic effects of cytotoxic agents and radioactive materials on normal tissue could be minimized by coupling these agents to antibodies that have a high degree of specificity to cancer cells.

•	Commercialization. Based on our experience with the manufacturing of therapeutic antibodies, we believe the manufacturing of these antibodies can be scaled to meet market demand. Antibody-based products are typically characterized by an inherent stability, resulting in a commercially acceptable shelf-life.

•	Complementary With Other Treatments. We believe that our therapeutic antibody product candidates may be suitable for use alone or in combination with currently approved therapies due to their complementary cell-killing properties.

In addition, we believe that therapeutic antibodies may be useful for the development of cancer diagnostic imaging products.

Our Clinical and Preclinical Development Programs

We submitted an investigational new drug application, or IND, with the FDA on December 8, 2004 for restarting our Phase III clinical trial for prostate cancer, DCVax®-Prostate. The IND cleared the FDA on January 8, 2005. This Phase III clinical trial is based on promising clinical data from a previously conducted Phase I/II clinical trial. That double blinded, placebo controlled Phase III clinical trial was planned for 600 patients at 30-50 sites throughout the United States; however, we are considering other trial designs that may enable us to reduce the number of patients required. In any case, the trial will focus on non-metastatic hormone-independent prostate cancer patients.

We have also cleared with the FDA a Phase II clinical trial for DCVax®-Brain for patients with Glioblastoma multiforme, the most lethal form of brain cancer. This Phase II trial, which commenced in December of 2006, aims at enrolling approximately 141 patients with newly diagnosed Glioblastoma multiforme.

We have completed substantial research and pre-clinical testing phases for four additional product candidates. We have been issued broad patent coverage by the United States Patent Office which gives us antibody therapeutic rights to a cancer protein that plays a key role in the progression of primary cancers and in the metastatic process. The protein is known as CXCR4, and is over-expressed in more than 75% of cancers and involved in all three critical functions of primary tumors and metastatic tumors: proliferation of the primary tumor, migration of cancer cells out of the primary tumor, and establishment of distant metastatic sites.

The following table summarizes the targeted indications and status of our product candidates:

Product Candidate	Target Indications	Status(1)

DCVax® Platform
DCVax®-Prostate	Prostate Cancer	Phase III — Clinical Trial cleared FDA for non-metastatic hormone independent prostate cancer
DCVax®-Brain	Glioblastoma multiforme	Phase II — Clinical Trial initiated Glioblastoma multiforme. Orphan Drug designation granted 12/02
DCVax®-LB	Non-small cell lung cancer	Phase I — Clinical Trial cleared FDA for non-small cell lung cancer
DCVax®-Direct	Solid tumors	Phase I — Clinical Trial cleared FDA for ovarian cancer, head and neck cancer, and 3 other cancers
DCVax®-L	Resectable solid tumors	Phase I — Clinical Trial cleared FDA for ovarian cancer
Therapeutic Antibody Platform
CXCR4 Antibody	Breast cancer	Pre-clinical
	Glioblastoma	Pre-clinical
	Colon cancer	Pre-clinical
	Melanoma	Pre-clinical

(1)	Pre-clinical means that a product candidate is undergoing efficacy and safety evaluation in disease models in preparation for human clinical trials. Phase I-III clinical trials denote safety and efficacy tests in humans as follows:

Phase I: Evaluation of safety and dosing.

Phase II: Evaluation of safety and efficacy.

Phase III: Larger scale evaluation of safety and efficacy.

Our DCVax® Platform

The DCVax® platform uses our proprietary process to produce and activate dendritic cells outside of a patient’s body. Our Phase I/II clinical trial results for DCVax®-Prostate suggested that these cells can generate an effective immune system response when administered therapeutically. Manufacture of a DCVax® product takes approximately 30 days to complete for DCVax®-Prostate and approximately 10 days for DCVax®-Brain, and is characterized by the following sequence:

•	Collection. A sample of a patient’s white blood cells is collected in a single and simple outpatient procedure called leukapheresis.

•	Isolation of Precursors. These cells are sent to a manufacturing facility, where dendritic cell precursors are isolated from the patient’s white blood cells.

•	Transformation by Growth Factors. Dendritic cell precursors are transformed in a manner that mimics the natural process in a healthy person’s body, through the application of specific growth factors, into highly pure populations of immature dendritic cells during a six-day culture period.

•	Maturation. Immature dendritic cells are exposed to a proprietary maturation factor or maturation method in order to maximize Helper T cell, Killer T cell, and B cell activation.

•	Harvest for DCVax®-Direct. These dendritic cells can be harvested for DCVax®-Direct and separated into single-use DCVax® administration vials, frozen and stored for the quality control sequence without the antigen display step.

•	Antigen Display. Cancer-associated antigens, fragments of cancer-associated antigens or deactivated whole cancer cells are added to, ingested, and processed by the maturing dendritic cells, causing the dendritic cells to display fragments of cancer-associated antigens on their outer cell surfaces.

•	Harvest. These dendritic cells are harvested and separated into single-use DCVax® administration vials, frozen and stored.

•	Quality Control. Each DCVax® product lot undergoes rigorous quality control testing, including 14-day sterility testing for bacterial and mycoplasma contamination, and potency testing prior to shipment to the administration site for injection.

We believe that our DCVax® platform affords us the flexibility to target many different forms of cancer through pairing of dendritic cells with cancer-associated antigens, pieces of cancer-associated antigens or deactivated whole cancer cells. We have either patented or licensed critical intellectual property regarding this technology.

DCVax® Product Candidates

DCVax®-Prostate

DCVax®-Prostate, our initial dendritic cell-based product candidate, resulted from combining our DCVax® platform with the cancer-associated antigen prostate specific membrane antigen, or PSMA. Prostate specific membrane antigen is located on the surface of prostate cells. It is expressed at very low levels on benign or healthy prostate cells, and at much higher levels on prostate cancer cells. Because PSMA is over-expressed in virtually all prostate cancers, it represents an effective target for prostate cancer therapeutics. The results from our Phase I/II clinical trial provided us with important results supporting the potential value of our DCVax® platform as the basis for new cancer immunotherapies.

In September 1999, we filed an application to conduct a Phase I/II clinical trial for DCVax®-Prostate to treat late-stage prostate cancer patients for whom hormone therapy was no longer effective. This trial was carried out at M.D. Anderson Cancer Center and at UCLA, involved the administration of DCVax®-Prostate to thirty-two evaluable patients in order to establish the safety and efficacy of three different dosage levels of DCVax®-Prostate.

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

Target Market.  The American Cancer Society estimated that 218,890 new cases of prostate cancer would be diagnosed in the United States during 2007. Deaths from prostate cancer are estimated at 27,050 for 2007. We estimate that there is an initial DCVax®-Prostate target population consisting of approximately 100,000 patients with late stage, or hormone refractory, prostate cancer.

Current Treatments.  Existing treatments for localized prostate cancer include surgery and various forms of radiation therapy. The current standard-of-care for treating metastatic prostate cancer is hormone therapy. Although this therapy achieves temporary tumor control, the National Cancer Institute’s 1989-1996 five-year survival rate for metastatic prostate cancer is only 33%. Moreover, hormone therapy may cause significant adverse side effects, including bone loss, hot flashes, impotence and blood clots. Disease progression in the presence of hormone therapy occurs on average in two years, and is then classified as hormone refractory prostate cancer. Approximately 50% of patients with hormone refractory prostate cancer will die within two years of its onset. Currently, the only FDA approved treatment for hormone refractory prostate cancer are chemotherapy and radioactive pharmaceuticals, which can alleviate cancer-related symptoms but may cause significant adverse side effects and do not prolong survival. A large fraction of hormone refractory patients do not have objective metastatic disease as measured by bone and CT scans. We believe that DCVax®-Prostate addresses this critical unmet medical need.

DCVax®-Brain

DCVax®-Brain uses our DCVax® platform in combination with glioblastoma tumor cell lysate antigens. Our clinical collaborators at the University of California at Los Angeles, or UCLA, conducted two Phase I clinical trials to assess the safety and efficacy of dendritic cell-based immunotherapy for glioblastoma, GMB. They have informed us that in the first Phase I trial that DCVax®-Brain had been administered to 12 patients and that the second Phase I trial has been administered to 17 patients. The patients in both trials were treated with of care with DCVax®-Brain being administered as an adjuvant.

When we analyze the data from both of these trials together, the newly diagnosed GBM patients treated with DCVax®-Brain show a delay in the time to recurrence or progression of disease from 8.1 months with standard of care treatments to 18.1 months with DCVax®-Brain (p<0.00001). DCVax®-Brain increased median overall survival from 17 months with standard of care treatments to 33.8 months (p=0.0044) for DCVax®-Brain treated patients. Ten of the 19 patients remain alive for periods ranging to date from 10 to 80 months. Similarly, in recurrent (late stage) patients, DCVax®-Brain has increased median survival from 6.4 months for historical controls receiving standard of care to 13.2 months for patients receiving DCVax®-Brain.

We have recently filed for authorization for use of DCVax®-Brain therapeutic vaccine to the Swiss Institute of Public Health. Approval of this application would include authorization to import/export the product in Switzerland and treat patients diagnosed with glioma, the most lethal type of brain cancer in selected centers in Switzerland. We expect to receive a decision on this application during Q3 of 2007. We intend to pursue early marketing opportunities in other countries in 2007.

Target Market.  The American Cancer Society estimated that about 20,500 new cases of brain cancer would be diagnosed in the United States during 2007. Deaths from brain cancer are estimated at about 12,740 per year. The most common and lethal form of brain cancer is glioblastoma, the indication we are targeting with DCVax®-Brain. We estimate that our DCVax®-Brain could address a population consisting of approximately 12,500 new patients per year. The incidence of newly diagnosed malignant primary brain cancers in Europe is approximately 50,000 per year with about 20,000 of these being GBM.

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

DCVax®-Lung/ DCVax®-LB

DCVax®-Lung. was designed to use our DCVax® platform in combination with isolated and deactivated lung cancer cells as antigens. Although we received clearance from the FDA to conduct a Phase I clinical trial to assess the safety of DCVax®-Lung, due to lack of financial resources, we suspended the initiation of this trial.

DCVax®-LB is a further extension of the DCVax® platform for the treatment of resectable solid tumors. Like DCVax®-Lung, DCVax®-LB uses autologous DC pulsed with isolated and deactivated tumor cells for the formulation of the treatment. In addition, the autologous DC used to formulate DCVax®-LB are activated (or matured) with heat-killed and formalin-fixed BCG mycobacteria, analogous to the activation process used in the manufacturing of DCVax-Prostate. We have filed an Investigational New Drug application (IND) containing a protocol for a Phase I trial in non-small cell lung cancer with the Food and Drug Administration (FDA); this IND was cleared to proceed by the FDA in the first quarter of 2006. This clinical trial has not yet been initiated.

Target Market.  The American Cancer Society estimated that 213,380 new cases of lung cancer would be diagnosed in the United States during 2007. Approximately 80% of these cases are expected to be attributable to non-small cell lung cancer, the indication we were targeting with DCVax®-Lung and are now targeting with DCVax®-Direct. Deaths from all forms of lung cancer are estimated at 160,390 per year for 2007.

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

DCVax®-Direct

DCVax®-Direct uses our DCVax® platform to produce dendritic cells suitable for direct injection into solid tumors. Several scientific studies have shown that dendritic cells injected into solid tumors in animal models can result in tumor regression. We have continued pre-clinical development of this application with positive preclinical animal data. The dendritic cells used in the formulation of DCVax®-Direct are activated with heat-killed and formalin-fixed BCG mycobacteria and interferon gamma, but they are not loaded with tumor antigens prior to injection. Rather, the antigen loading takes place in vivo after injection of the DCVax®-Direct dendritic cells into the tumor tissue, typically following radiation therapy, chemotherapy, or other treatments that kill tumor cells.

We have filed an Investigational New Drug application IND containing a Phase I clinical trial protocol for treatment of up to four different cancers with DCVax®-Direct with the Food and Drug administration. This IND was cleared to proceed for the treatment of ovarian cancer in the second quarter of 2006, with the other three indications awaiting identification of clinical investigators. This clinical trial has not been initiated. We have filed an additional Phase I clinical trial protocol under this IND for the treatment of unresectable squamous cell carcinoma of the head and neck. This clinical trial protocol was cleared by the FDA in the third quarter of 2006. This trial has not been initiated.

Target market:  The American Cancer Society estimated that 22,430 new cases of ovarian cancer and 34,360 new cases of head and neck cancer, the initial targets for DCVax®-Direct, would be diagnosed in the United States during 2007. Deaths from all solid tumors are estimated at approximately 1,100,000 per year for 2007.

Current treatments:  Current treatments for solid tumors typically involve cytotoxic therapy aimed at killing tumor cells. Such treatments include radiation therapy, chemotherapy, or other cell killing treatments such as cryotherapy. These treatments prepare the tumor tissue for the injection of DCVax®-Direct.

DCVax®-L

DCVax®-L (L for lysate) was designed to use our DCVax® platform in combination with patient specific tumor lysate. Thus, following surgery the tumor is prepared as a lysate for loading into autologous dendritic cells. The patient’s tumor lysate contains cancer specific biomarkers which will be added to the patient’s own dendritic cells and subsequently injected back into the patient to elicit a cancer specific immune response. We have filed an Investigational New Drug application IND containing a Phase I clinical trial protocol for treatment of ovarian cancer with DCVax®-L with the Food and Drug administration. This IND was cleared to proceed for the treatment of ovarian cancer in the second quarter of 2006. This clinical trial has not been initiated.

Target Market.  The American Cancer Society estimated that approximately 22,000 new cases of ovarian cancer were diagnosed in 2005 and that there were approximately 16,210 deaths from the disease. Once ovarian cancer has recurred, there are currently no treatments effective in curing the disease. Thus, new treatment modalities that prevent or delay cancer recurrence are of importance in prolonging survival in women with ovarian cancer.

Current Treatments.  Standard therapy includes surgical debulking, followed by chemotherapy with a taxane/platinum combination for 6-8 cycles. Of the patients who present with advanced stage disease (III or IV), 70% will have a complete clinical remission following surgery and chemotherapy, with no evidence of disease by physical exam, radiographic imaging (such as CT or MRI) and normalization of the CA125 tumor marker. For most of these patients, the ovarian cancer will recur within two years, with median time to progression of 20 months for optimally surgically cytoreduced patients and 18 months for patients with suboptimal reduction. Once ovarian cancer has recurred, it is not considered curable and progression to death is usually inevitable, despite aggressive chemotherapy strategies. The overall five year survival for advanced ovarian cancer remains at 20-30%.

Our Therapeutic Antibody Platform

Our therapeutic antibody platform is based on combining our expertise in monoclonal antibodies, immunology and antigen discovery with potential collaborators who have expertise in humanized and fully human monoclonal antibody development. We develop our therapeutic antibody products candidate in the following sequence:

•	Identification. We identify, validate and select a potentially useful cancer-associated antigen for our therapeutic antibody platform.

•	Immunization. This cancer-associated antigen is used to immunize non-transgenic or transgenic mice. These mice create B cells, which produce non-human or fully human cancer-associated antigen-specific antibodies.

•	Selection And Culturing. From the B cells created during immunization, we select single antibody-producing cells, which we then culture to large quantities. These cells produce identical antibodies with high specificity to the targeted cancer-associated antigen.

•	Analysis And Evaluation. These non-human or fully human monoclonal antibodies are analyzed for specificity to the cancer-associated antigen, ability to bind to live cancer cells with high affinity and ability to kill those cells. In addition, the antibody-producing cells are evaluated for their ability to generate high quantities of the selected antibodies.

•	Humanization. The non-human antibody with the most favorable properties can then be humanized, or stripped of its mouse characteristics.

•	Manufacturing. Our therapeutic humanized or fully human monoclonal antibodies can then be manufactured for clinical trials under FDA guidelines.

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

Therapeutic Antibody Product Candidates

Lung, Breast, Brain, Colon, Melanoma, and Prostate, and Other Cancers

We have selected a cancer-associated antigen, CXCR4, for non-small cell lung cancer, breast cancer, glioblastoma, colon cancer, melanoma, prostate, pancreas, kidney, ovarian, and certain blood cancers. We have been issued a United States patent to the use of antibodies to CXCR4, a protein found to be over expressed in greater than 75% of cancers and involved in three critical functions of cancer cells that include cell proliferation, cell migration and establishment of metastatic sites in distant organs and tissues.

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

Intellectual Property

We seek to protect our commercially relevant proprietary technologies through patents both in the United States and abroad. We have twenty issued and licensed patents (nine in the United States and eleven in foreign jurisdictions) and 137 patent applications pending (15 in the United States and 122 in foreign jurisdictions) which cover the use of dendritic cells in DCVax® as well as targets for either our dendritic cell or monoclonal antibody therapy candidates. The issued patents expire at dates from 2015 to 2018. We intend to continue using our scientific expertise to pursue and patent new developments with respect to uses, methods, and compositions to enhance our position in the field of cancer treatment.

Any patents that we obtain may be circumvented, challenged or invalidated by our competitors. Our patent applications may not result in the issuance of any patents, and any patents that may be issued may not offer any protection against others who seek to practice the claimed inventions. We have obtained licenses for certain technologies that we use, but we may be unable to maintain those licenses and may be unable to secure additional licenses in the future. Thus, we may be forced to abandon certain product areas or develop alternative methods for operating in those areas.

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

Competition

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Several companies, such as Cell Genesys, Inc., Dendreon Corporation, CancerVax, Immuno-Designed Molecules, Inc. and Argos Therapeutics, Inc., are actively involved in research and development of cell-based cancer therapeutics. Of these companies, we believe that only Dendreon, and Cell Genesys are carrying-out Phase III clinical trials with a cell-based therapy and they are doing so in a patient population that does not compete with our Phase III DCVax®-Prostate product candidate. No cell-based therapeutic product is currently available for commercial sale. Additionally, several companies, such as Medarex, Inc., Amgen, Inc., Agensys, Inc., and Genentech, Inc. are actively involved in research and development of monoclonal antibody-based cancer therapies. Currently, at least seven antibody-based products are approved for commercial sale for cancer therapy. Genentech is also engaged in several Phase III clinical trials for additional antibody-based therapeutic products for a variety of cancers, and several other companies are in early stage clinical trials for such products. Many other third parties compete with us in developing alternative therapies to treat cancer, including:

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

After an IND application becomes effective, a sponsor may commence human clinical trials in the United States. The sponsor typically conducts human clinical trials in three sequential phases, but these phases may overlap. In Phase I clinical trials, the product is tested in a small number of patients or healthy volunteers, primarily for safety at one or more doses. In Phase II, in addition to safety, the sponsor evaluates the efficacy of the product in a patient population somewhat larger than Phase I clinical trials. Phase III clinical trials typically involve additional testing for safety and clinical efficacy in an expanded population at geographically dispersed test sites. The sponsor must submit to the FDA a clinical plan, or protocol, accompanied by the approval of a clinical site responsible for ongoing review of the investigation, prior to commencement of each clinical trial. The FDA or a clinical site may order the temporary or permanent discontinuation of a clinical trial at any time, if the trial is not being conducted in accordance with FDA or clinical site requirements or presents a danger to its subjects.

The sponsor must submit to the FDA the results of the pre-clinical and clinical trials, together with, among other data, detailed information on the manufacture and composition of the product, in the form of a new drug application or, in the case of a biologic, a biologics license application. The FDA is regulating our therapeutic vaccine product candidates as biologics and, therefore, we must submit biologics license applications, or BLA to the FDA to obtain approval of our products. The clinical trial process generally takes several years, and the FDA reviews the BLA and, when and if it decides that adequate data is available to show that the new compound is both safe and effective and that all other applicable requirements have been met, the FDA approves the drug or biologic for marketing. The amount of time taken for this approval process is a function of a number of variables, including the quality of the submission and studies presented, the potential contribution that the compound will make in improving the treatment of the disease in question, and the workload at the FDA. It is possible that our product candidates will not successfully proceed through this approval process or that the FDA will not approve them in any specific period of time.

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

Employees

Beginning in September 2002, we reduced our research and administrative staff approximately 94%, from 67 employees to a remaining staff of three full-time employees and two part-time employees, as of March 5, 2007. Each of our employees has signed a confidentiality and invention assignment agreement, and none are covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and consider our employee relations to be positive.

Item 1A.	Risk Factors

This section briefly discusses certain risks that should be considered by our stockholders and prospective investors. You should carefully consider the risks described below, together with all other information included in this Annual Report on Form 10-K and the information incorporated by reference. If any of the following risks actually occur, our business, financial condition or operating results could be harmed. In such case, you could lose all or a portion of your investment.

We will need to raise additional capital, which may not be available.

As of March 5, 2007, we had less than $100,000 of cash. We are considered illiquid as this cash is not considered sufficient to fund the recurring operating and associated financing costs for the next month. Approximately $5.7 million of our $6.5 million current liabilities at December 31, 2006 were payable to related parties, net of the related debt discount. We pay approximately $250,000 of the related party liabilities balance per month. Further, during the last quarter of 2006, we commenced clinical trials which will increase our current cash needs.

These related parties have not yet agreed to any refinancing, deferral or conversion to equity, and may not do so. If these related party liabilities, the majority of which is currently due, are required to be repaid in the near-term our cash is not considered sufficient to fund our current liabilities. Accordingly, we may not be able to continue meeting our obligations on an ongoing basis, if at all. We need to raise significant additional funding to continue our operations, conduct research and development activities, pre-clinical studies and clinical trials necessary to bring our product candidates to market. However, additional funding may not be available on terms acceptable to us or at all. The alternative of issuing additional equity or convertible debt securities also may not be available and, in any event, would result in additional dilution to our stockholders. For ongoing operating capital we intend to seek additional funds from Toucan Capital, Toucan Partners, an affiliate of Toucan Capital, or other third parties. Neither Toucan Capital, Toucan Partners, or any other third parties is obligated to provide us any additional funds. Any additional financing with Toucan Capital, Toucan Partners or any other third party is likely to be dilutive to stockholders, and any debt financing, if available, may include additional restrictive covenants. We do not believe that our assets would be sufficient to satisfy the claims of all of our creditors in full and to satisfy aggregate liquidation preferences of our preferred stock. Therefore, if we were to pursue a liquidation it is highly unlikely that any proceeds would be received by our common stockholders. If we are unable to obtain significant additional capital in the near-term, we may cease operations at anytime.

Our auditors have issued a “going concern” audit opinion.

Our independent auditors have indicated in their report on our December 31, 2006 financial statements included in this report that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of a liquidation.

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

We have incurred net losses every year since our incorporation in July 1998 and, as of December 31, 2006, we had a deficit accumulated during the development stage of approximately $84.1 million. We have had net losses applicable to common stockholders as follows:

•	$5.8 million in 2003;

•	$8.5 million in 2004;

•	$9.9 million in 2005; and

•	$1.4 million in 2006.

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

We have had a limited operating history and are at an early stage of development. We may not be able to achieve revenue growth in the future. We have generated the following limited revenues:

•	$529,000 in 2003;

•	$390,000 in 2004;

•	$124,000 in 2005; and

•	$80,000 in 2006.

We have derived most of these limited revenues from:

•	the sale of research products to a single customer;

•	contract research and development from related parties; and

•	research grants.

In the future, we anticipate that revenues, if any, will be derived through grants, partnering agreements, and, ultimately, the commercialization of our product candidates.

We may not be able to retain existing personnel.

Since September 2002, we reduced our research and administrative staff approximately 94%, from 67 employees to a remaining staff of three full-time employees and two part-time employees, as of March 5, 2007. The uncertainty of our cash position, workforce reductions, and the volatility in our stock price may create anxiety and uncertainty, which may adversely affect employee morale and cause us to lose employees whom we would prefer to retain. To the extent that we are unable to retain our existing personnel, our business and financial results may suffer.

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

Most of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals and marketing than we do. In addition, many of these competitors have become active in seeking patent protection and licensing arrangements in anticipation of collecting royalties for use of technology they have developed. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring technologies complementary to our programs.

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

We have twenty issued and licensed patents (nine in the United States and eleven in foreign jurisdictions) and 137 patent applications pending (15 in the United States and 122 in foreign jurisdictions) which cover the use of dendritic cells in DCVax® as well as targets for either our dendritic cell or fully human monoclonal antibody therapy candidates. The issued patents expire at various dates from 2015 to 2023.

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

As of March 5, 2007, Toucan Capital and Toucan Partners collectively beneficially owned an aggregate of approximately 396.8 million shares of our common stock issuable pursuant to conversion of Series A Preferred Stock, Series A-1 Preferred Stock, convertible notes, and warrants, representing beneficial ownership of approximately 86% of our outstanding common stock, on an as-converted to common stock basis. Such amounts exclude the effects of the amendments to the Toucan Partners convertible promissory notes in an aggregate principal amount of $950,000. The amounts also exclude any shares issuable to Toucan Partners pursuant to the 2007 Convertible Notes and 2007 Warrants as these are not currently convertible or exercisable for a determinable number of shares. The notes held by Toucan Partners are currently convertible into common stock or Series A Preferred Stock at its election, at the price of $0.04, or Series A-1 Preferred Stock at the price of $1.60 per share. The Series A Preferred

Stock and Series A-1 Preferred Stock is similarly convertible into common stock (at the rate of 1-for-1 in the case of Series A Preferred Stock and at the rate of 1-for-40 in the case of Series A-1 Preferred Stock). The warrants held by Toucan Capital are exercisable at exercise prices ranging from $0.01 to $0.04 per share. The warrants held by Toucan Partners are exercisable at a price to be determined as defined in the 2007 Convertible Notes and Warrants. This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Toucan Capital and Toucan Partners have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they can dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.

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

On December 14, 2001, our common stock was listed on the NASDAQ National Market. Prior to that time there was no public market for our common stock. On December 23, 2002, our common stock was delisted from the NASDAQ National Market and our common stock is currently listed on the Over The Counter Bulletin Board, or OTCBB, which is generally recognized as being a less active market than the NASDAQ National Market. You may not be able to sell your shares at the time or at the price desired. There may be significant consequences associated with our stock trading on the OTCBB rather than a national exchange. The effects of not being able to list our securities on a national exchange include:

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

Our Seventh Amended and Restated Certificate of Incorporation, or Certificate of Incorporation, our Second Amended and Restated Bylaws, or Bylaws and stockholder rights plan contain provisions that could delay or prevent a change in our management team. Some of these provisions:

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

Because our common stock is subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected. Under the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), broker-dealers who recommend such securities to persons other than institutional accredited investors:

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

Certain material weaknesses have been identified in our internal controls.

Peterson Sullivan, PLLC, our independent registered public accounting firm has informed us that the following deficiencies in our internal controls constitute material weaknesses under Auditing Standard No. 2 “An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements” established by the Public Company Accounting Oversight Board:

•	lack of independent directors for our audit committee;

•	lack of an audit committee financial expert;

•	insufficient personnel in our finance/accounting functions;

•	insufficient segregation of duties; and

•	insufficient corporate governance policies.

If we fail to maintain adequate controls, our business and results of operations could be harmed and we might not be able to provide reasonable assurance as to our financial results or meet our reporting obligations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We maintain our headquarters in Bothell, Washington where we currently sublease approximately 2,325 square feet of general administration space. Our current lease expires on June 30, 2007.

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

On December 6, 2006, we filed our brief for this appeal and on December 12, 2006, SOMA filed its reply brief. As of the date of the filing of this report, the Supreme Court of the State of New York has yet to act on this matter. We believe that SOMA’s latest appeal is without merit and we intend to vigorously defend the appeal.

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

Two former members of management who had participated as lenders in our management loans have claimed that they are entitled to receive, for no additional cash consideration, an aggregate of up to approximately 9.5 million additional shares of our common stock due to the alleged triggering of an anti-dilution provision in the warrant agreements. We do not believe that these claims have merit, and intend to vigorously defend such claims.

We have no other legal proceedings pending at this time.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted for stockholders’ approval in the quarter ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information and Price Range of Common Stock

Our common stock is quoted on the OTCBB under the symbol “NWBT.OB.” Public trading of our common stock commenced on December 14, 2001 on the NASDAQ National Market. Prior to that time, there was no public market for our stock. On December 23, 2002, our common stock was delisted from NASDAQ and subsequently commenced trading on the OTCBB. The following table summarizes our common stock’s high and low sales prices for the periods indicated as reported by the OTCBB. These prices do not include retail markups, markdowns or commissions.

	2005		2006
	High	Low	High	Low

4th Quarter	$0.17	$0.09	$0.30	$0.06
3rd Quarter	0.22	0.13	0.55	0.15
2nd Quarter	0.26	0.16	0.55	0.22
1st Quarter	0.70	0.03	0.69	0.09

As of March 5, 2007, there were approximately 244 holders of record of our common stock. Such holders include any broker or clearing agencies as holders of record but exclude the individual stockholders whose shares are held by brokers or clearing agencies.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain future earnings, if any, to fund the development and growth of our business and do not currently anticipate paying any cash dividends in the foreseeable future. The payment of future dividends, if any, will be determined by our board of directors.

Item 6.	Selected Financial Data

The following selected financial data as of and for each of the years ending December 31, 2002 to December 31, 2006 and for the period from our inception through December 31, 2006 is derived from our audited consolidated financial statements. The financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our financial statements and notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.

						Period from
						March 18,
						1996
						(Inception) to
	Years Ended December 31,					December 31,
	2002	2003	2004	2005	2006	2006
	(In thousands, except per share data)

Statement of Operations Data:
Total revenues	$9	$529	$390	$124	$80	$2,719
Operating costs and expenses
Cost of research material sales	7	79	40	12	—	382
Research and development	5,956	1,624	3,621	4,469	3,777	35,844
General and administrative	7,463	4,059	2,845	2,005	2,273	32,967
Depreciation and amortization	593	207	132	63	37	2,303
Loss on facility sublease	721	174	—	—	—	895
Asset impairment loss and (gain) loss on disposal of equipment	1,032	904	130	—	(10)	2,056

Total operating costs and expenses	15,772	7,047	6,768	6,549	6,077	74,447

Loss from operations	(15,763)	(6,518)	(6,378)	(6,425)	(5,997)	(71,728)
Other Income (expense), net
Warrant valuation	—	—	(368)	—	7,127	6,759
Gain on sale of intellectual property to Medarex	2,840	816	—	—	—	3,656
Interest expense	(38)	(73)	(1,765)	(3,517)	(2,564)	(15,701)
Interest income	157	23	3	5	39	775

Net loss	(12,804)	(5,752)	(8,508)	(9,937)	(1,395)	(76,239)
Accretion of redemption value of mandatorily redeemable membership units and preferred stock	—	—	—	—	—	(1,872)
Series A preferred stock redemption fee	—	—	—	—	—	(1,700)
Beneficial conversion feature of series D convertible preferred stock	—	—	—	—	—	(4,274)

Net loss applicable to common stockholders	$(12,804)	$(5,752)	$(8,508)	$(9,937)	$(1,395)	$(84,085)

Net loss per share applicable to common stockholders — basic and diluted	$(0.76)	$(0.30)	$(0.45)	$(0.52)	$(0.03)

Weighted average shares used in computing basic and diluted net loss per share	16,911	18,908	19,028	19,068	53,432

	Years Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands)

Balance Sheet Data:
Cash	$2,539	$255	$248	$352	$307
Working capital (deficit)	3,466	(392)	(5,353)	(11,502)	(5,998)
Total assets	7,572	871	558	631	504
Long-term obligations, net of current portion and discounts	378	49	12	3	—
Total stockholders’ equity (deficit)	4,876	16	(5,217)	(11,418)	(5,949)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Item 8. “Financial Statements and Supplementary Data” included below in this Annual Report on Form 10-K. Operating results are not necessarily indicative of results that may occur in future periods.

This discussion and analysis contains forward-looking statements that involve a number of risks, uncertainties and assumptions. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, those set forth in “Item 1A. Risk Factors” in this Annual Report. All forward-looking statements included in this Annual Report are based on information available to us on the date of this Annual Report and, except as required by law, we undertake no obligation to update publicly or revise any forward-looking statements.

Overview

We have experienced recurring losses from operations, have a working capital deficit of $5.9 million and have a deficit accumulated during the development stage of $84.1 million at December 31, 2006.

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

From September 2002 through approximately September 2004, we reduced our staff from 67 to 8 employees, withdrew our investigational new drug application, or IND, for our Phase III clinical trial for hormone refractory prostate cancer and our IND for our Phase I trial for non-small cell lung cancer from the U.S. Food and Drug Administration, or FDA, and inactivated our Phase II clinical trial for brain cancer, which remained open with the FDA. In addition, we moved our corporate headquarters several times, each time to smaller facilities in order to reduce our monthly rent expense. During this time, we attempted to obtain capital from various sources, but were not successful. On November 13, 2003, we borrowed $335,000 from members of our management pursuant to a series of convertible promissory notes and associated warrants to purchase an aggregate of 3.7 million shares of our common stock.

Beginning in 2004, we undertook a significant recapitalization whereby we have raised an aggregate of approximately $17.0 million in gross proceeds from issuances of debt and equity through a series of private placements. These financings included:

•	the issuance of a series of convertible promissory notes to Toucan Capital in aggregate principal amount of approximately $6.75 million (and associated warrants) from February 2004 through September 2005. The first $1.1 million of the $6.75 million carried 300% warrant coverage and thereafter the notes carried 100%

warrant coverage. These notes accrued interest at 10% per annum from the respective issuance dates of the notes;

•	the issuance of convertible promissory notes to Toucan Partners, in principal amount of $950,000 and associated warrants from November 2005 through March 2006. These notes (and associated warrants) were amended and restated in April 2007 to conform to the terms of the 2007 Convertible Notes (defined below) and the 2007 Warrants. These notes carried warrant coverage of 100%. These notes accrue interest at 10% per annum from the issuance dates of the notes;

•	a series of cash advances from Toucan Partners, in an aggregate principal amount of $3.05 million from October 2006 through April 2007. In April 2007, these cash advances were converted into the 2007 Convertible Notes and 2007 Warrants which accrue interest at 10% per annum from their respective cash advance dates. Although these notes are convertible, the conversion terms will not be fixed until a future date at Toucan Partners’ election. The outstanding principal and accrued interest under the 2007 Convertible Notes may be converted (in whole or in part) on conversion terms equal to the terms of any convertible debt financing from an unaffiliated investor in an aggregate principal amount of at least $150,000 on or before May 15, 2007 (a “Qualified Debt Financing”). In the event that a Qualified Debt Financing does not occur, or Toucan Partners, an affiliate of Toucan Capital and a controlling shareholder, elects in its sole discretion to not convert on such terms, the conversion terms shall be subject to further negotiation between us and Toucan Partners. These notes carry warrant coverage of 100%. The number of warrant shares issuable upon exercise of each 2007 Warrant will be equal to the number of shares that would be issuable if Toucan Partners elected to convert the principal and accrued interest on the corresponding 2007 Convertible Notes determined as of the date of repayment or conversion of such 2007 Convertible Note. The exercise price of each 2007 Warrant will be equal to the conversion price of the corresponding 2007 Convertible Note. Accordingly, both the number of shares issuable upon exercise of the warrants and the exercise price of the 2007 Warrants are currently unknown;

•	the sale of Series A Preferred Stock to Toucan Capital for aggregate gross proceeds of approximately $1.3 million (and associated warrant to purchase an aggregate of 13 million shares of Series A Preferred Stock at an exercise price of $0.04 per share) in January 2005; and

•	the sale of approximately 39.5 million shares of common stock (and accompanying warrants to purchase an aggregate of approximately 19.7 shares of common stock at an exercise price of $0.14 per share) to certain accredited investors for aggregate net cash proceeds of approximately $5.1 million in April 2006, in what we refer to as our PIPE financing.

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

Simultaneously with Toucan Capital’s loan conversion, Alton Boynton, the Company’s President and Marnix Bosch, the Company’s Chief Technical Officer, each elected to convert the principal and accrued interest on their respective loans into 2,195,771 and 491,948 shares of the Company’s common stock, and in conjunction with the PIPE Financing, exercised their warrants for the issuance of 1,895,479 and 424,669 shares of the company’s common stock, respectively.

As a result of the financings described above, Toucan Capital currently holds:

•	an aggregate of 32.5 million shares of Series A Preferred Stock (convertible into an aggregate of 32.5 million shares of Common Stock as of March 5, 2007);

•	an aggregate of 4.82 million shares of Series A-1 Preferred Stock (convertible into an aggregate of 192.7 million shares of Common Stock as of March 5, 2007);

•	warrants to purchase an aggregate of 66 million shares of capital stock at an exercise price of $0.01 per share;

•	warrants to purchase an aggregate of 56.5 million shares of capital stock at an exercise price of $0.04 per share; and

•	warrants to purchase an aggregate of 13 million shares of Series A Preferred Stock at an exercise price of $0.04 per share.

As a result of the financings described above, Toucan Partners currently holds:

•	convertible promissory notes in an aggregate principal amount of $950,000, with accrued interest thereon which are convertible into capital stock at a price to be negotiated in the future.

•	warrants associated with the above-described notes which are exercisable for an unspecified number of shares at a price to be negotiated in the future;

•	2007 Convertible Notes with conversion terms subject to negotiation in an aggregate principal amount of $3.05 million, with accrued interest thereon which are convertible into capital stock at a price to be negotiated in the future; and

•	2007 warrants associated with the 2007 Convertible Notes which are exercisable for an unspecified number of shares at a price to be negotiated in the future.

Upon issuance and finalization of terms, the warrants held by Toucan Capital and Toucan Partners described above are fully vested and exercisable and generally have an exercise period of seven years from their respective dates of issuance.

As a result of the PIPE Financing, the investors in the PIPE Financing initially purchased:

•	an aggregate of 39.5 million shares of common stock; and

•	warrants to purchase an aggregate of 19.7 million shares of common stock at an exercise price of $0.14 per share. During 2006, warrants to purchase 714,286 shares of common stock were exercised on a net exercise basis for 482,091 shares of the Company’s common stock. Accordingly, warrants to purchase 19.0 million shares of common stock were outstanding at December 31, 2006.

The investments made by Toucan Capital and Toucan Partners were made pursuant to the terms and conditions of a recapitalization agreement originally entered into on April 26, 2004 with Toucan Capital. The recapitalization agreement, as amended, originally contemplated the investment of up to $40 million through the issuance of new securities to Toucan Capital and a syndicate of other investors to be determined.

We and Toucan Capital amended the recapitalization agreement in conjunction with each successive loan agreement. The amendments generally (i) updated certain representations and warranties of the parties made in the recapitalization agreement, and (ii) made certain technical changes in the recapitalization agreement in order to facilitate the bridge loans described therein.

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

Toucan Partners Notes

We borrowed an aggregate of $950,000 from Toucan Partners from November 2005 to March 2006. Interest accrues on these notes at the rate of 10% per annum, based on a 365-day basis compounded annually from the respective original issuance dates of the notes. These notes (and associated warrants) were amended and restated in April 2007 to conform to the terms of the 2007 Convertible Notes and the 2007 Warrants. The principal amount of, and accrued interest on, these notes, as amended, is convertible at Toucan Partners’ election into common stock or Series A Preferred Stock on the same terms as the 2007 Convertible Notes described below.

We also borrowed an aggregate of $3.05 million from Toucan Partners from October 2006 to April 2007 pursuant to a series of promissory notes. The notes mature on June 30, 2007. Interest accrues on these notes at a rate of 10% per annum, based on a 365-day basis compounded annually from the respective original cash advance dates. The principal amount of, and accrued interest on, these notes is convertible at Toucan Partners’ election into any of our equity securities. The conversion terms will not be fixed until a future date at Toucan Partners’ election. The outstanding principal and accrued interest under the 2007 Convertible Notes may be converted (in whole or in part) on conversion terms equal to the terms of any convertible debt financing from an unaffiliated investor in an aggregate principal amount of at least $150,000 on or before May 15, 2007 (a “Qualified Debt Financing”). In the event that a Qualified Debt Financing does not occur, or Toucan Partners elects in its sole discretion to not convert on such terms, the conversion terms shall by subject to further negotiation between us and Toucan Partners.

Bridge Warrants

Toucan Capital

In connection with the loans made by Toucan Capital, Toucan Capital holds a series of 122.5 million warrants to purchase capital stock issued between April 2004 and September 2005. These warrants have a seven year exercise period from their respective issuance dates. The warrants are exercisable for shares of convertible preferred stock if other investors have purchased in cash a minimum of $15 million of such convertible preferred stock, on the terms and conditions set forth in the Recapitalization Agreement. However, if, other investors have not purchased in cash a minimum of $15 million of such convertible preferred stock, on the terms and conditions set forth in the Recapitalization Agreement, these warrants shall be exercisable for any equity security and/or debt security and/or any combination thereof. As a result, these warrants are currently exercisable at the holder’s election, for shares of common stock or Series A Preferred Stock, or Series A-1 Preferred Stock. The per share exercise price is $0.01 for common stock or Series A Preferred Stock or $0.40 per share for Series A-1 Preferred Stock with respect to 66 million of these warrants. The per share exercise price is $0.04 for common stock or Series A Preferred Stock or $1.60 per share for Series A-1 Preferred Stock with respect to 56.5 million of these warrants.

Toucan Partners

Toucan Partners holds a series of warrants to purchase capital stock. These warrants were issued between November 2005 and April 2006 and they were amended and restated in April 2007. These warrants have a seven year exercise period from their amended and restated date of April 14, 2007. The foregoing warrants are exercisable on the same terms as the warrants issued in connection with the 2007 Convertible Notes.

Toucan Partners also holds a series of warrants issued in connection with the 2007 Convertible Notes (the “2007 Warrants”) that carry 100% warrant coverage. The number of warrant shares issuable upon exercise of each 2007 warrant will be equal to the number of shares that would be issuable if Toucan Partners elected to convert the principal and accrued interest on the corresponding 2007 Convertible Notes determined as of the date of repayment or conversion of such 2007 Convertible Note. The exercise price of each 2007 Warrant will be equal to the conversion price of the corresponding 2007 Convertible Note. Accordingly, the number of shares issuable upon exercise of the warrants and the exercise price of the warrants are currently unknown.

Going Concern

Our financial statements for the year ended December 31, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Nevertheless, we have experienced recurring losses from operations and have a deficit accumulated during the development stage of $84.1 million that raises substantial doubt about our ability to continue as a going concern and our auditors have issued an opinion, for the year ended December 31, 2006, which states that there is substantial doubt about our ability to continue as a going concern.

If we are unable to continue as a restructured company, we intend to advance our dendritic cell-based product and monoclonal antibody candidates, pursue potential corporate partnerships for our monoclonal antibody candidates, and further consider other alternatives including the possible sale of some or all of our assets.

Expenses

From our inception through December 31, 2006, we incurred costs of approximately $35.8 million associated with our research and development activities. Because our technologies are unproven, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America require our management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of our financial statements, as well as the amounts of revenues and expenses during periods covered by our financial statements. The actual amounts of these items could differ materially from those estimates. Our accounting policies are described in more detail in Note 3 to our financial statements included elsewhere in this Form 10-K. We have identified the following as the most critical accounting policies and estimates used in this preparation of our financial statements.

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

Impairment of Long-Lived Assets

As of December 31, 2006, we had approximately $15,000 of property and equipment, net of accumulated depreciation. In accounting for these long-lived assets, we make estimates about the expected useful lives of the assets, the expected residual values of the assets, and the potential for impairment based on events or circumstances. The events or circumstances could include a significant decrease in market value, a significant change in asset condition or a significant adverse change in regulatory climate. Application of the test for impairment requires judgment.

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

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”), using the modified prospective method, and therefore were not required to restate prior periods’ results. Under this method, we recognized compensation expense (a) for all equity incentive awards granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123 and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and (b) for all equity incentive awards granted, modified or settled subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123R.

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under stock plans, consistent with the provisions of SFAS No. 123R. Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. We estimate the volatility of our common stock based on the historical volatility over the most recent period corresponding with the estimated expected life of the award. We estimate expected life of the award based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and pre-vesting and post-vesting forfeitures. Higher volatility and expected lives result in a proportional increase to share-based compensation determined at the date of grant. The expected dividend rate and expected risk-free rate of return are not as significant to the calculation of fair value. Although the fair value of our share-based awards is determined in accordance with SFAS No. 123R and SAB 107, the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.

In addition, SFAS No. 123R requires us to develop a forfeiture rate which is an estimate of the number of share-based awards that will be forfeited prior to vesting. Quarterly changes in the estimated forfeiture rate can potentially have a significant effect on reported share-based compensation, as the effect of adjusting the forfeiture rate for all expense amortization after January 1, 2006 is recognized in the period the forfeiture estimate is changed.

Revenue recognition

We earn revenues through research grants and previously earned revenues through sale of research materials and providing research services to third parties. Revenues from sale of research materials are to multiple customers with whom there is no other contractual relationship and are recognized when shipped to the customer and title has passed.

Research contracts and grants require us to perform research activities as specified in each respective contract or grant on a best efforts basis, and we are paid based on the fees stipulated in the respective contracts and grants which approximate the costs incurred by us in performing such activities. We recognize revenue under the research contracts and grants based on completion of performance under the respective contracts and grants where no ongoing obligation on our part exists. Direct costs related to these contracts and grants are reported as research and development expenses.

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

For the year ended December 31, 2006, of our loss from operations of approximately $6.0 million, approximately 63% of our expended resources were apportioned to the re-activation of our two DCVax® protocols. From our inception through December 31, 2006, we incurred costs of approximately $35.8 million associated with our research and development activities. Because our technologies are unproven, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization.

General and administrative:

General and administrative expenses include administrative personnel related salary and benefit expenses, cost of facilities, insurance, travel, legal support, property and equipment depreciation, amortization of stock options and warrants, and amortization of debt discounts and beneficial conversion costs associated with our debt financing.

Year Ended December 31, 2005 Compared to the Year Ended December 31, 2006

Total Revenues.  Revenues decreased 36% from $124,000 for the year ended December 31, 2005 to $80,000 for the year ended December 31, 2006. The overall decrease is primarily due to the fact we completed two research grants in 2005, offset by a one time sale of certain license rights during 2006.

Research and Development Expense.  Research and development expense decreased 16% from $4.5 million for the year ended December 31, 2005 to $3.8 million for the year ended December 31, 2006. This decrease was primarily due to a decrease in contract manufacturing costs.

General and Administrative Expense.  General and administrative expense increased 13% from $2.0 million for the year ended December 31, 2005 to $2.3 million for the year ended December 31, 2006. This increase was primarily due to an increase in SEC filing costs and initial investigations into establishing a European presence.

Depreciation and Amortization.  Depreciation and amortization decreased 41% from $63,000 for the year ended December 31, 2005 to $37,000 for the year ended December 31, 2006. This decrease was primarily due to the fact that our remaining assets are either fully depreciated or previously impaired. We did not acquire any new assets during the year ended December 31, 2006.

Total Other Income (Expense), Net.  Interest expense decreased from approximately $3.5 million for the year ended December 31, 2005 to $2.6 million for the year ended December 31, 2006. This decrease was due primarily to the fact that the Toucan Capital and management loans were converted into equity in April 2006, offset by the fact that the average note payable balance was higher prior to conversion in 2006 as compared to the balances outstanding during the year ended December 31, 2005. Additionally, we recorded a warrant valuation gain of $7.1 million during 2006 with respect to the revaluation of the potential shares that could be issued in excess of the available authorized shares. We did not have a similar gain during 2005.

Warrant valuation.  In accordance with EITF 00-19, we account for potential shares that can be converted to common stock, that are in excess of authorized shares, as a liability that is recorded at fair value. Total potential outstanding common stock exceeded our authorized shares as of December 31, 2005 when we entered into another convertible promissory note and warrant agreement with Toucan Partners on December 30, 2005. The fair value of the warrants in excess of the authorized shares at December 31, 2005 totaling approximately $604,000 was recognized as a liability on December 31, 2005. This liability was required to be remeasured at each reporting date with any change in value included in other income/(expense) until such time as enough shares were authorized to cover all potentially convertible instruments. Accordingly, during the first quarter of 2006, we recognized a loss totaling $2.1 million with respect to the revaluation of this warrant liability. Further, during March 2006, we issued an additional warrant to Toucan Partners, along with a convertible promissory note. The fair value of the warrants in excess of the authorized shares was approximately $6.7 million and was recognized as an additional liability as of March 31, 2006. During April 2006, we sold common stock to outside investors in the Pipe Financing. In addition, members of management and Toucan Capital elected to convert their promissory notes and related accrued interest into common stock and Series A-1 Preferred Stock, respectively. As a result, the fair value of the potential common stock in excess of the authorized shares was $24.4 million and was recognized as an additional liability during April 2006.

Effective May 25, 2006, the number of authorized common shares was increased to 800 million. The liability for potential shares in excess of total authorized shares was revalued at that date. This valuation resulted in a gain of approximately $7.1 million during year ended December 31, 2006, due to the net decreases in the net fair value of the related warrants on the date the authorized shares were increased. This gain is included in the statement of operations as a warrant valuation. As we exceeded our authorized shares on December 31, 2005, no corresponding charges to the statement of operations were recorded for the year ended December 31, 2005.

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2005

Total Revenues.  Revenues decreased 68.2% from $390,000 for the year ended December 31, 2004 to $124,000 for the year ended December 31, 2005. The research material sales component of revenue decreased 27.0% from $52,000 for the year ended December 31, 2004 to $38,000 for the year ended December 31, 2005 as we ceased actively selling research materials effective December 31, 2005. Research grant and other income decreased 74.5% from $338,000 for the year ended December 31, 2004 to $86,000 for the year ended December 31, 2005. This decrease in grant revenue was attributable to the cessation of two research grant awards in the first quarter of 2005.

Cost of Research Material Sales.  Cost of research material sales decreased 70.0% from $40,000 for the year ended December 31, 2004 to $12,000 for the year ended December 31, 2005. This decrease was due to lower direct sales and related direct labor costs. We ceased actively selling research materials effective December 31, 2005.

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

Warrant valuation.  Our total committed outstanding obligations for shares of common stock exceeded our authorized shares on July 30, 2004, when an additional $2.0 million loan, convertible into common stock, was received from Toucan Capital and a warrant was issued. The fair value of the warrant in excess of the authorized shares was approximately $2.8 million and was recognized as a liability on July 30, 2004. This liability must be revalued at each reporting date with any change in valuation included in other income/(expense) until such time as enough shares are authorized to cover all potentially convertible instruments. Our stock price had declined from $0.04 at July 30, 2004 to $0.03 at September 30, 2004, resulting in a warrant valuation gain of approximately $717,000 recognized for the quarter ending September 30, 2004. Additional warrant liability of approximately $1.5 million was recognized for the respective fair market valuations of the additional loans, convertible into shares, received from Toucan Capital, with warrants, on October 22, November 10, and December 27, 2004, for the year ended December 31, 2004. The aggregate shares by which we exceeded our authorized shares were required to be re-valuated when our stockholders approved an increase in our authorized shares, from 125 million to 300 million shares, which was recorded on December 29, 2004 with the Delaware Secretary of State. The approximate $1.0 million change in fair market valuation during the fourth quarter was recognized in other income as additional expense. The aggregate warrant liability of approximately $4.7 million was reclassified to equity upon approval of the additional authorized shares on December 29, 2004. As of December 31, 2005 our total committed outstanding obligations for shares of common stock exceeded our authorized shares. We have recognized a liability totalling $604,000 representing the fair value of our obligations for shares of common stock in excess of our authorized shares. As we exceeded our authorized shares on December 31, 2005, no corresponding charges to the statement of operations were recorded for the year ended December 31, 2005.

Liquidity and Capital Resources

General Discussion

Since 2004, we have undergone a significant recapitalization pursuant to which Toucan Capital has loaned us an aggregate of $6.75 million and Toucan Partners has loaned us an aggregate of $4.0 million, including $3.05 million of contingently convertible promissory notes. On January 26, 2005, we entered into a securities purchase agreement with Toucan Capital pursuant to which they purchased 32.5 million shares of the our Series A Preferred Stock at a purchase price of $0.04 per share, for a net purchase price of $1.267 million, net of offering related costs of approximately $24,000. In April 2006, $6.75 million of the notes payable plus all accrued interest due to Toucan Capital were converted into shares of our Series A-1 Preferred Stock.

The $3.05 million in cash advances received from Toucan Partners from October 2006 through April 2007, which were converted into the 2007 Convertible Notes and 2007 Warrants in April 2007, have enabled us to continue to operate and advance programs, while attempting to raise additional capital. Although these notes are convertible, the conversion terms will not be fixed until a future date at Toucan Partners’ election. The outstanding principal and accrued interest under the 2007 Convertible Notes may be converted (in whole or in part) on conversion terms equal to the terms of any convertible debt financing from an unaffiliated investor in an aggregate principal amount of at least $150,000 on or before May 15, 2007 (a “Qualified Debt Financing”). In the event that a Qualified Debt Financing does not occur, or Toucan Partners elects in its sole discretion to not convert on such terms, the conversion terms shall be subject to further negotiation between us and Toucan Partners.

On March 30, 2006, we entered into the PIPE Financing with unrelated investors pursuant to which we raised aggregate gross proceeds of approximately $5.5 million.

As of March 5, 2007, we had less than $100,000 in cash. We are considered illiquid as this cash is not considered sufficient to fund the recurring operating and associated financing costs for the next month. Approximately $5.7 million of our $6.5 million current liabilities at December 31, 2006 were payable to related parties, including the manufacturing costs associated with producing our DCvax® product candidates. The payable balance is reported net of the remaining debt discount. We pay approximately $250,000 of the related party liabilities balance per month related to manufacturing of our DCvax® product candidates. Further, during the last quarter of 2006, we commenced a clinical trial which has increased our current cash needs.

We need to raise significant additional funding to continue our operations, conduct research and development activities, pre-clinical studies and clinical trials necessary to bring our product candidates to market. However, additional funding may not be available on terms acceptable to us or at all. The alternative of issuing additional equity or convertible debt securities also may not be available and, in any event, would result in additional dilution to our stockholders. For ongoing operating capital we intend to seek additional funds from Toucan Capital, Toucan Partners, or other third parties. Neither Toucan Capital, Toucan Partners, or any other third parties is obligated to provide us any additional funds. Any additional financing with Toucan Capital, Toucan Partners or any other third party is likely to be dilutive to stockholders, and any debt financing, if available, may include additional restrictive covenants. We do not believe that our assets would be sufficient to satisfy the claims of all of its creditors in full and to satisfy aggregate liquidation preferences of our preferred stock in full. Therefore, if we were to pursue a liquidation, it is highly unlikely that any proceeds would be received by the holders of our common stock. If we are unable to obtain significant additional capital in the near-term, we may cease operations at anytime.

There can be no assurance that our efforts to seek funding will be successful. If our capital raising efforts are unsuccessful, our inability to obtain additional cash as needed could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. Our independent auditors have indicated in their report on the financial statements, included in the December 31, 2006 annual report on Form 10-K, that there is substantial doubt about our ability to continue as a going concern.

Contingency

In February 2004, we filed a refund request of approximately $175,000 related to certain other state taxes previously paid to the State of Washington’s Department of Revenue. As of December 31, 2006, we received correspondence from the Washington State Department of Revenue setting forth a refund of approximately $36,000. We do not plan to pursue this matter any further.

Sources of Cash

We generated $6.9 million in cash from financing activities for the year ended December 31, 2006 primarily from the loans from Toucan Capital and the sale of 39 million shares of our common stock to a group of accredited investors pursuant to our PIPE financing. We generated $4.2 million in cash from financing activities during the year ended December 31, 2005 consisting of (i) the January 26, 2005 sale of our newly designated series A preferred stock to Toucan Capital at a purchase price of $0.04 per share, for a net purchase price of $1.276 million, net of issue related costs of approximately $24,000, (ii) loans in the aggregate amount of $2.4 million from Toucan Capital, and (iii) loans in the aggregate amount of $650,000 from Toucan Partners.

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

Effective September 10, 2004, we were awarded a small business innovation research grant. The grant award for $100,000 had an award period that commenced September 10, 2004. Approximately $59,000 was earned under the grant and recognized in revenue through the year ended December 31, 2004. The remaining $41,000 of the grant’s aggregate award was recognized through the grant end date of September 9, 2005.

Research Reagent Sales

On April 21, 2003, we announced our entry into the research reagents market. We earned approximately $38,000 in revenue for the year ended December 31, 2005 from the manufacture and sale of research materials. We ceased actively selling research materials on December 31, 2005.

License Fees

Our effort to license certain rights, title, and interest to technology relating to the worldwide use of specific antibodies for the diagnostic immunohistochemical market resulted in the July 1, 2003 license agreement with DakoCytomation California, Inc. with the payment of a one-time $25,000 license fee and future non-refundable minimum annual royalty payments of $10,000 credited against any royalty payments made to us. The $10,000 July 2005 and 2006 annual royalty payment was recognized as revenue in both August 2005 and 2006 while a $585 royalty payment on certain product sales was recognized as revenue on July 25, 2005. During 2006 we also sold certain license rights for a one-time fee of $70,000.

Management Loans

On November 13, 2003, we borrowed an aggregate of $335,000 from certain members of our current and former management. As of December 31, 2006, these notes have either been repaid or converted into common stock.

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

Toucan Capital Series A Cumulative Convertible Preferred Stock

On January 26, 2005, Toucan Capital purchased 32.5 million shares of our newly designated series A preferred stock at a purchase price of $0.04 per share, for an purchase price of $1.276 million, net of issuance related costs of approximately $24,000.

Toucan Partners Loans

From November 14, 2005 through March 9, 2006, we issued three promissory notes to Toucan Partners, LLC, an affiliate of Toucan Capital, pursuant to which Toucan Partners has loaned us an aggregate of $950,000. In April 2007, these notes were amended and restated to conform to the 2007 Convertible Notes and 2007 Warrants. Payment is due under the notes upon written demand on or after June 30, 2007. Interest accrues at 10% per annum, compounded annually, on a 365-day year basis. The principal amount of, and accrued interest on, these notes, as amended, is convertible at Toucan Partners’ election into common stock or Preferred Stock on the same terms as the 2007 Convertible Notes described below.

We also borrowed an aggregate of $3.05 million from Toucan Partners from October 2006 to April 2007 pursuant to a series of promissory notes. The notes mature on June 30, 2007. Interest accrues on these notes at a rate of 10% per annum, based on a 365-day basis compounded annually from the respective original cash advance dates. The principal amount of, and accrued interest on, these notes is convertible at Toucan Partners’ election into any of our equity securities. The conversion terms will not be fixed until a future date at Toucan Partners’ election. The outstanding principal and accrued interest under the 2007 Convertible Notes may be converted (in whole or in part) on conversion terms equal to the terms of any convertible debt financing from an unaffiliated investor in an aggregate principal amount of at least $150,000 on or before May 15, 2007 (a “Qualified Debt Financing”). In the event that a Qualified Debt Financing does not occur, or Toucan Partners elects in its sole discretion to not convert on such terms, the conversion terms shall by subject to further negotiation between us and Toucan Partners.

PIPE Financing

On March 30, 2006, we entered into a securities purchase agreement (the “Purchase Agreement”) with a group of accredited investors pursuant to which we sold an aggregate of 39,467,891 shares of our common stock, at a price of $0.14 per share, and issued for no additional consideration, warrants to purchase up to an aggregate of 19,733,945 shares of our common stock. The transaction closed on April 4, 2006 and we received gross proceeds of $5,525,505, before offering expenses. These shares were registered for resale during the year ended December 31, 2006.

The warrants expire five years after issuance, and are initially exercisable at a price of $0.14 per share, subject to adjustments under certain circumstances including certain issuances or deemed issuances of shares below $0.14 per share.

Other

We generated $50,000 in cash from investing activities for the year ended December 31, 2005 compared to $17,000 during the year ended December 31, 2006. The cash provided during both 2005 and 2006 is primarily due to the sale of equipment and supplies.

Uses of Cash

We used $4.2 million in cash for operating activities during the year ended December 31, 2005, compared to $6.9 million for the year ended December 31, 2006. The increase of approximately 65.7% reflects the increased level of expenditures and business activity associated with identifying future clinical trial sites, research and development expenditures related to preclinical activities, and gradual re-implementation of the contract manufacturing process for our two DCVax® clinical trial vaccines.

Overview of Contractual Obligations

On November 4, 2005, we entered into a lease agreement with The International Union of Operating Engineers Local 302 for 2,325 square feet of administrative space in a building located in Bothell, Washington. The initial lease is for a term of 12 months commencing January 1, 2006 and terminating December 31, 2006. This lease has been extended through June 30, 2007.

The following table reflects our significant contractual obligations as of December 31, 2006:

		Payments Due by Period
		Less
		Than			More than
Contractual Obligation(1)	Total	1 Year	1-3 Years	3-5 Years	5 Years

Loans	$2,450,000	$2,450,000	$—	$—	$—
Capital Lease Obligations	3,000	3,000		—	—
Operating Lease Obligations	19,000	19,000	—	—	—

Total	$2,472,000	$2,472,000	$—	$—	$—

(1)	We have also entered into other collaborative arrangements under which we may be obligated to pay royalties or milestone payments if product development is successful. We do not anticipate that the aggregate amount of any royalty or milestone obligations under these arrangements will be material.

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that we recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the possible impact of FIN 48 on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are evaluating the possible impact of SFAS 157 on the financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 is effective for employers with publicly traded equity securities for fiscal years ending after December 15, 2006. We did not experience a material impact from applying SFAS 158.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. We do not expect any material impact from applying SAB 108.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not yet determined the impact of adopting SFAS 159 on our financial position.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk is presently limited to the interest rate sensitivity of our cash which is affected by changes in the general level of U.S. interest rates. We are exposed to interest rate changes primarily as a result of our investment activities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our cash in interest-bearing instruments, primarily money market funds. Due to the short-term nature of our cash, we believe that our exposure to market interest rate fluctuations is minimal. A hypothetical 10% change in short-term interest rates from those in effect at December 31, 2006 would not have a significant impact on our financial position or our expected results of operations. Our interest rate risk management objective with respect to our borrowings is to limit the impact of interest rate changes on earnings and cash flows. Except for our loans from management, our debt is carried at a fixed 10% rate of interest. We do not have any foreign currency or other derivative financial instruments.

Item 8.	Financial Statements and Supplementary Data

Financial Statements

Our financial statements required by this item are submitted as a separate section of this Annual Report on Form 10-K. See Item 15(a)(1) for a listing of financial statements provided in the section titled “Financial Statements.”

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a) Evaluation of disclosure controls, procedures, and internal controls

Our President, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), has concluded that, as of December 31, 2006 our disclosure controls and procedures contained significant internal control weaknesses that, in the aggregate, represent material weaknesses.

Material Weakness Identified

In connection with the preparation of our financial statements for the year ended December 31, 2006, certain significant internal control deficiencies became evident to management that, in the aggregate, represent material weaknesses, including,

(i) lack of independent directors for our audit committee;

(ii) lack of an audit committee financial expert;

(iii) insufficient personnel in our finance/accounting functions;

(iv) insufficient segregation of duties; and

(v) insufficient corporate governance policies.

As part of the communications by Peterson Sullivan, PLLC, or Peterson Sullivan, with our audit committee with respect to Peterson Sullivan’s audit procedures for fiscal 2006, Peterson Sullivan informed the audit committee that these deficiencies constituted material weaknesses, as defined by Auditing Standard No. 2, “An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements,” established by the Public Company Accounting Oversight Board, or PCAOB.

In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2006 assessment of the effectiveness of our internal control over financial reporting. On March 1, 2007, we hired a part-time chief financial officer.

Item 9B.	Other Information

On April 14, 2007, a series of cash advances from Toucan Partners, in an aggregate principal amount of $3.05 million, received from October 2006 through April 2007, were converted into a new series of convertible promissory notes and associated warrants (collectively the “2007 Convertible Notes” and “2007 Warrants”). The 2007 Convertible Notes accrue interest at 10% per annum from their respective original cash advance dates. Although these notes are convertible, the conversion terms will not be fixed until a future date at Toucan Partners’ election. The outstanding principal and accrued interest under the 2007 Convertible Notes may be converted (in whole or in part) on conversion terms equal to the terms of any convertible debt financing from an unaffiliated investor in an aggregate principal amount of at least $150,000 on or before May 15, 2007 (a “Qualified Debt Financing”). In the event that a Qualified Debt Financing does not occur, or Toucan Partners elects in its sole discretion to not convert on such terms, the conversion terms shall be subject to further negotiation between Toucan Partners and the Company. These notes carry warrant coverage of 100%. The number of warrant shares issuable upon exercise of each 2007 Warrant will be equal to the number of shares that would be issuable if Toucan Partners elected to convert the principal and accrued interest on the corresponding 2007 Convertible Notes determined as of the date of repayment or conversion of such 2007 Convertible Notes. The exercise price of each 2007 warrant will be equal to the conversion price of the corresponding 2007 Convertible Note. Accordingly, both the number of shares issuable upon exercise of the warrants and the exercise price of the 2007 Warrants are currently unknown.

In addition, the convertible promissory notes and associated warrants issued to Toucan Partners in aggregate principal amount of $950,000 from November 2005 through April 2006 were amended and restated effective April 14, 2007. The terms of the amended and restated convertible promissory notes and associated warrants are similar to the terms of the 2007 Convertible Notes and 2007 Warrants. These notes accrue interest at 10% per annum from the respective original issuance dates of the notes.

Pursuant to the agreements entered into with Toucan Partners on April 14, 2007, as described above, the Company has issued twelve convertible promissory notes to Toucan Partners whereby Toucan Partners has loaned the Company an aggregate of $4.0 million. The twelve convertible promissory notes mature on June 30, 2007.

PART III

We will file a definitive Information Statement relating to the election of directors and other matters in lieu of an annual meeting of stockholders, or the 2007 Information Statement, with the SEC, pursuant to Regulation 14C, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2007 Information Statement that specifically address the items set forth herein are incorporated by reference.

Item 10.	Directors and Executive Officers of the Registrant

The information required by Item 10 is hereby incorporated by reference from our 2007 Information Statement under the captions “Election of Directors,” “Certain Additional Information about our Management,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Ethics.”

Item 11.	Executive Compensation

The information required by Item 11 is hereby incorporated by reference from our 2007 Information Statement under the caption “Compensation Discussion and Analysis” and “Compensation of Directors and Executive Officers.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is hereby incorporated by reference from our 2007 Information Statement under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 13.	Certain Relationships and Related Transactions

The information required by Item 13 is hereby incorporated by reference from our 2007 Information Statement under the caption “Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is hereby incorporated by reference from our 2007 Information Statement under the caption “Independent Auditor Firm Fees.”

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

See Exhibit Index on page 77.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Northwest Biotherapeutics, Inc.
Bothell, Washington

We have audited the accompanying balance sheets of Northwest Biotherapeutics, Inc. (a development stage company) as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2006, and for the period from March 18, 1996 (date of inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company’s financial statements for the period from March 18, 1996 (date of inception) through December 31, 2003, were audited by other auditors whose report, dated March 12, 2004, except as to Notes 1 and 12, which were as of April 26, 2004, expressed an unqualified opinion on those statements and included an explanatory paragraph that referred to substantial doubt about the Company’s ability to continue as a going concern. The financial statements for the period from March 18, 1996 (date of inception) through December 31, 2003, reflect a net loss of $64,242 (in thousands) of the accumulated deficit as of December 31, 2006. The other auditors’ report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Northwest Biotherapeutics, Inc. (a development stage company) as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2006, and for the period from March 18, 1996 (date of inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States.

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

/s/  PETERSON SULLIVAN PLLC

March 27, 2007
Seattle, Washington

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

BALANCE SHEETS

	December 31,	December 31,
	2005	2006
	(In thousands)
ASSETS
Current assets:
Cash	$352	$307
Accounts receivable	17	3
Accounts receivable, related party	58	—
Prepaid expenses and other current assets	117	145

Total current assets	544	455

Property and equipment:
Laboratory equipment	100	14
Office furniture and other equipment	96	71

	196	85
Less accumulated depreciation and amortization	(143)	(70)

Property and equipment, net	53	15
Restricted cash	31	31
Deposit and other non-current assets	3	3

Total assets	$631	$504

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable to related parties, net	$6,683	$2,505
Current portion of capital lease obligations	10	2
Accounts payable	443	493
Accounts payable, related party	3,353	2,852
Accrued expenses	117	301
Accrued expense, tax liability	336	—
Accrued expense, related party	500	300
Common stock warrant liability	604	—

Total current liabilities	12,046	6,453
Long-term liabilities:
Capital lease obligations, net of current portion	3	—

Total liabilities	12,049	6,453

Stockholders’ equity:
Preferred stock, $0.001 par value; 100,000,000 and 300,000,000 shares authorized at December 31, 2005 and 2006, respectively
Series A preferred stock, 50,000,000 designated and 32,500,000 shares issued and outstanding at December 31, 2005 and 2006	33	33
Series A-1 preferred stock, zero and 10,000,000 designated at December 31, 2005 and 2006 respectively and zero and 4,816,863 shares issued and outstanding at December 31, 2005 and 2006, respectively	—	5
Common stock, $0.001 par value; 300,000,000 and 800,000,000 shares authorized and 19,078,048 and 65,241,286 shares issued and outstanding at December 31, 2005 and 2006, respectively	19	65
Additional paid-in capital	71,220	78,033
Deferred compensation	—	—
Deficit accumulated during the development stage	(82,690)	(84,085)

Total stockholders’ equity	(11,418)	(5,949)

Total liabilities and stockholders’ equity	$631	$504

See accompanying notes to financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS

				Period from
				March 18, 1996
				(Inception) to
	Years Ended December 31,			December 31,
	2004	2005	2006	2006
	(In thousands except per share data)

Revenues:
Research materials sales	$52	$38	$80	$530
Contract research and development from related parties	—	—	—	1,128
Research grants and other	338	86	—	1,061

Total revenues	390	124	80	2,719

Operating costs and expenses:
Cost of research material sales	40	12	—	382
Research and development	3,621	4,469	3,777	35,844
General and administrative	2,845	2,005	2,273	32,967
Depreciation and amortization	132	63	37	2,303
Loss on facility sublease	—	—	—	895
Asset impairment loss and (gain) loss on disposal of equipment	130	—	(10)	2,056

Total operating costs and expenses	6,768	6,549	6,077	74,447

Loss from operations	(6,378)	(6,425)	(5,997)	(71,728)
Other income (expense):
Warrant valuation	(368)	—	7,127	6,759
Gain on sale of intellectual property to Medarex	—	—	—	3,656
Interest expense	(1,765)	(3,517)	(2,564)	(15,701)
Interest income	3	5	39	775

Net loss	(8,508)	(9,937)	(1,395)	(76,239)
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	(1,872)
Series A preferred stock redemption fee	—	—	—	(1,700)
Beneficial conversion feature of Series D preferred stock	—	—	—	(4,274)

Net loss applicable to common stockholders	$(8,508)	$(9,937)	$(1,395)	$(84,085)

Net loss per share applicable to common stockholders — basic and diluted	$(0.45)	$(0.52)	$(0.03)

Weighted average shares used in computing basic and diluted loss per Share	19,028	19,068	53,432

See accompanying notes to financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

									Deficit
									Accumulated
			Preferred Stock		Preferred Stock		Additional		During the	Total
	Common Stock		Series A		Series A-1		Paid-In	Deferred	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Equity (Deficit)
	(In thousands)

Balances at March 18, 1996	—	$—	—	$—	—	$—	$—	$—	$—	$—
Accretion of membership units mandatory redemption obligation	—	—	—	—	—	—	—	—	(106)	(106)
Comprehensive loss — net loss	—	—	—	—	—	—	—	—	(1,233)	(1,233)

Balances at December 31, 1996	—	—	—	—	—	—	—	—	(1,339)	(1,339)
Accretion of membership units mandatory redemption obligation	—	—	—	—	—	—	—	—	(275)	(275)
Comprehensive loss — net loss	—	—	—	—	—	—	—	—	(2,560)	(2,560)

Balances at December 31, 1997	—	—	—	—	—	—	—	—	(4,174)	(4,174)
Conversion of membership units to common stock	2,203	2	—	—	—	—	—	—	(2)	—
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	—	—	—	—	(329)	(329)
Comprehensive loss — net loss	—	—	—	—	—	—	—	—	(4,719)	(4,719)

Balances at December 31, 1998	2,203	2	—	—	—	—	—	—	(9,224)	(9,222)
Issuance of Series C preferred stock warrants for services related to sale of Series C preferred shares	—	—	—	—	—	—	394	—	—	394
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	—	—	—	—	(354)	(354)
Comprehensive loss — net loss	—	—	—	—	—	—	—	—	(5,609)	(5,609)

Balances at December 31, 1999	2,203	2	—	—	—	—	394	—	(15,187)	(14,791)
Issuance of Series C preferred stock warrants in connection with lease agreement	—	—	—	—	—	—	43	—	—	43
Exercise of stock options for cash	2	—	—	—	—	—	1	—	—	1
Issuance of common stock at $0.85 per share for license rights	5	—	—	—	—	—	4	—	—	4
Issuance of Series D preferred stock warrants in convertible promissory note offering	—	—	—	—	—	—	4,039	—	—	4,039
Beneficial conversion feature of convertible promissory notes	—	—	—	—	—	—	1,026	—	—	1,026
Issuance of Series D preferred stock warrants for services	—	—	—	—	—	—	—	—	—	—
related to sale of Series D preferred shares	—	—	—	—	—	—	368	—	—	368
Issuance of common stock warrants in conjunction with issuance of promissory note	—	—	—	—	—	—	3	—	—	3
Cancellation of common stock	(275)	—	—	—	—	—	—	—	—	—
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	—	—	—	—	(430)	(430)
Comprehensive loss — net loss	—	—	—	—	—	—	—	—	(12,779)	(12,779)

Balances at December 31, 2000	1,935	2	—	—	—	—	5,878	—	(28,396)	(22,516)

									Deficit
									Accumulated
			Preferred Stock		Preferred Stock		Additional		During the	Total
	Common Stock		Series A		Series A-1		Paid-In	Deferred	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Equity (Deficit)
	(In thousands)

Issuance of Series D preferred stock warrants in conjunction with refinancing of note payable to stockholder	—	—	—	—	—	—	225	—	—	225
Beneficial conversion feature of convertible promissory note	—	—	—	—	—	—	456	—	—	456
Beneficial conversion feature of Series D preferred stock	—	—	—	—	—	—	4,274	—	(4,274)	—
Issuance of Series D preferred stock warrants for services related to the sale of Series D preferred shares	—	—	—	—	—	—	2,287	—	—	2,287
Exercises of stock options and warrants for cash	1,158	1	—	—	—	—	407	—	—	408
Issuance of common stock in initial public offering for cash, net of offering costs of $2,845	4,000	4	—	—	—	—	17,151	—	—	17,155
Conversion of preferred stock into common stock	9,776	10	—	—	—	—	31,569	—	—	31,579
Series A preferred stock redemption fee	—	—	—	—	—	—	—	—	(1,700)	(1,700)
Issuance of stock options to nonemployees for services	—	—	—	—	—	—	45	—	—	45
Deferred compensation related to employee stock options	—	—	—	—	—	—	1,330	(1,330)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	314	—	314
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	—	—	—	—	(379)	(379)
Comprehensive loss — net loss	—	—	—	—	—	—	—	—	(10,940)	(10,940)

Balances at December 31, 2001	16,869	17	—	—	—	—	63,622	(1,016)	(45,689)	16,934
Issuance of unregistered common stock	1,000	1	—	—	—	—	199	—	—	200
Issuance of common stock, Employee Stock Purchase Plan	9	—	—	—	—	—	6	—	—	6
Issuance of common stock warrants to Medarex	—	—	—	—	—	—	80	—	—	80
Issuance of restricted stock to nonemployees	8	—	—	—	—	—	34	—	—	34
Issuance of stock options to nonemployees for service	—	—	—	—	—	—	57	—	—	57
Issuance of stock options to employees	—	—	—	—	—	—	22	(22)	—	—
Cancellation of employee stock options	—	—	—	—	—	—	(301)	301	—	—
Exercise of stock options and warrants for cash	32	—	—	—	—	—	18	—	—	18
Deferred compensation related to employee restricted stock option	99	—	—	—	—	—	449	(449)	—	—
Cancellation of employee restricted stock grants	(87)	—	—	—	—	—	(392)	392	—	—
Amortization of deferred compensation, net	—	—	—	—	—	—	—	350	—	350
Comprehensive loss — net loss	—	—	—	—	—	—	—	—	(12,804)	(12,804)

Balances at December 31, 2002	17,930	18	—	—	—	—	63,794	(444)	(58,493)	4,875

									Deficit
									Accumulated
			Preferred Stock		Preferred Stock		Additional		During the	Total
	Common Stock		Series A		Series A-1		Paid-In	Deferred	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Equity (Deficit)
	(In thousands)

Issuance of unregistered common stock to Medarex	1,000	1	—	—	—	—	199	—	—	200
Issuance of unregistered common stock to Nexus	90	—	—	—	—	—	35	—	—	35
Issuance of common stock warrants to Medarex	—	—	—	—	—	—	80	—	—	80
Issuance of warrants with convertible promissory note	—	—	—	—	—	—	221	—	—	221
Beneficial conversion feature of convertible promissory note	—	—	—	—	—	—	114	—	—	114
Issuance of common stock, Employee Stock Purchase Plan	4	—	—	—	—	—	—	—	—	—
Exercise of stock options and warrants for cash	8	—	—	—	—	—	—	—	—	—
Cancellation of employee restricted stock grants	(4)	—	—	—	—	—	(20)	20	—	—
Cancellation of employee stock options	—	—	—	—	—	—	(131)	131	—	—
Amortization of deferred compensation, net	—	—	—	—	—	—	—	240	—	240
Non-employee stock compensation	—	—	—	—	—	—	2	—	—	2
Comprehensive loss — net loss	—	—	—	—	—	—	—	—	(5,752)	(5,752)

Balances at December 31, 2003	19,028	19	—	—	—	—	64,294	(53)	(64,245)	15
Issuance of warrants with convertible promissory note	—	—	—	—	—	—	1,711	—	—	1,711
Beneficial conversion feature of convertible promissory note	—	—	—	—	—	—	1,156	—	—	1,156
Issuance of common stock, Employee Stock Purchase Plan	1	—	—	—	—	—	—	—	—	—
Cancellation of employee stock options	—	—	—	—	—	—	(5)	5	—	—
Amortization of deferred compensation, net	—	—	—	—	—	—	—	41	—	41
Warrant valuation			—	—	—	—	368	—	—	368
Comprehensive loss — net loss	—	—	—	—	—	—	—	—	(8,508)	(8,508)

Balances at December 31, 2004	19,029	19	—	—	—	—	67,524	(7)	(72,753)	(5,217)
Issuance of unregistered common stock and preferred stock to Toucan Capital	—	—	32,500	33	—	—	1,243	—	—	1,276
Issuance of stock options to non-employees for services	—	—	—	—	—	—	3	—	—	3
Issuance of warrants with convertible promissory note	—	—	—	—	—	—	1,878	—	—	1,878
Exercise of stock options and warrants for cash	49	—	—	—	—	—	4	—	—	4
Amortization of deferred compensation, net	—	—	—	—	—	—	—	7	—	7
Beneficial conversion feature of convertible promissory note	—	—	—	—	—	—	1,172	—	—	1,172
Common Stock warrant liability	—	—	—	—	—	—	(604)	—	—	(604)
Comprehensive loss — net loss	—	—	—	—	—	—	—	—	(9,937)	(9,937)

Balances at December 31, 2005	19,078	19	32,500	33	—	—	71,220	—	(82,690)	(11,418)

									Deficit
									Accumulated
			Preferred Stock		Preferred Stock		Additional		During the	Total
	Common Stock		Series A		Series A-1		Paid-In	Deferred	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Equity (Deficit)
	(In thousands)

Issuance of common stock to PIPE Investors for cash, net of cash and non-cash offering costs of $837	39,468	39	—	—	—	—	4,649	—	—	4,688
Issuance of warrants to PIPE investment bankers	—	—	—	—	—	—	395	—	—	395
Conversion of notes payable due to Toucan Capital to Series A-1 preferred stock	—	—	—	—	4,817	5	7,702	—	—	7,707
Conversion of notes payable due to management to common stock	2,688	3	—	—	—	—	266	—	—	269
Issuance of warrants with convertible promissory notes	—	—	—	—	—	—	236	—	—	236
Exercise of stock options and warrants for cash	66	—	—	—	—	—	9	—	—	9
Exercise of stock options and warrants — cashless	3,942	4	—	—	—	—	(4)	—	—	—
Stock compensation expense	—	—	—	—	—	—	19	—	—	19
Beneficial conversion feature of convertible promissory note	—	—	—	—	—	—	64	—	—	64
Common Stock warrant liability	—	—	—	—	—	—	(6,523)	—	—	(6,523)
Comprehensive loss — net loss	—	—	—	—	—	—	—	—	(1,395)	(1,395)

Balances at December 31, 2006	65,241	$65	32,500	$33	4,817	$5	$78,033	$—	$(84,085)	$(5,949)

See accompanying notes to financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS

				Period from
				March 18, 1996
				(Inception) to
	Years Ended December 31,			December 31,
	2004	2005	2006	2006
	(In thousands)

Cash Flows from Operating Activities:
Net Loss	$(8,508)	$(9,937)	$(1,395)	$(76,239)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	132	63	37	2,303
Amortization of deferred financing costs	—	—	—	320
Amortization of debt discount	1,559	2,908	1,988	12,246
Accrued interest converted to preferred stock	—	—	—	260
Accreted interest on convertible promissory note	192	603	324	1,121
Stock-based compensation costs	41	10	19	1,112
Loss (gain) on sale and disposal of property and equipment	(48)	(56)	(10)	273
Gain on sale of intellectual property and royalty rights	—	—	—	(3,656)
Warrant valuation	368	—	(7,127)	(6,759)
Asset impairment loss	130	—	—	2,066
Loss on facility sublease	—	—	—	895
Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	(3)	(64)	72	(3)
Prepaid expenses and other current assets	(66)	34	(28)	321
Accounts payable and accrued expenses	1,809	2,289	(810)	4,343
Accrued loss on sublease	—	1	—	(265)
Deferred grant revenue	35	(35)	—	—
Deferred rent	(66)	—	—	410

Net Cash used in Operating Activities	(4,425)	(4,184)	(6,930)	(61,252)

Cash Flows from Investing Activities:
Purchase of property and equipment, net	—	(43)	—	(4,580)
Proceeds from sale of property and equipment	41	97	17	250
Proceeds from sale of intellectual property	—	—	—	1,816
Proceeds from sale of marketable securities	—	—	—	2,000
Refund of security deposit	45	(3)	—	(3)
Transfer of restricted cash	75	(1)	—	(1,035)

Net Cash (used in) provided by Investing Activities	161	50	17	(1,552)

Cash Flows from Financing Activities:
Proceeds from issuance of note payable to stockholder	—	—	1,500	3,150
Repayment of note payable to stockholder	—	—	—	(1,650)
Proceeds from issuance of convertible promissory note and warrants, net of issuance costs	4,350	3,050	300	13,099
Repayment of convertible promissory note	(52)	(54)	(13)	(119)
Borrowing under line of credit, Northwest Hospital	—	—	—	2,834
Repayment of line of credit to Northwest Hospital	—	—	—	(2,834)
Payment on capital lease obligations	(41)	(38)	(10)	(321)
Payment on note payable	—	—	—	(420)
Proceeds from issuance of preferred stock, net	—	1,276	—	28,708
Proceeds from exercise of stock options and warrants	—	4	8	227
Proceeds from issuance of common stock, net	—	—	5,083	22,457
Series A preferred stock redemption fee	—	—	—	(1,700)
Deferred financing costs	—	—	—	(320)

Net Cash provided by Financing Activities	4,257	4,238	6,868	63,111

Net increase (decrease) in cash	(7)	104	(45)	307
Cash at beginning of period	255	248	352	—

Cash at end of period	$248	$352	$307	$307

				Period from
				March 18, 1996
				(Inception) to
	Years Ended December 31,			December 31,
	2004	2005	2006	2006
	(In thousands)

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$12	$7	$—	$1,396

Supplemental schedule of non-cash financing activities Equipment acquired through capital leases	$—	$—	$—	$285
Common stock warrant liability	4,714	604	6,523	11,841
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	1,872
Beneficial conversion feature of convertible promissory notes	2,866	3,050	300	7,242
Conversion of convertible promissory notes and accrued interest to Series D preferred stock	—	—	—	5,324
Conversion of convertible promissory notes and accrued interest to Series A-1 preferred stock	—	—	7,707	7,707
Conversion of convertible promissory notes and accrued interest to common stock	—	—	269	269
Issuance of Series C preferred stock warrants in connection with lease agreement	—	—	—	43
Issuance of common stock for license rights	—	—	—	4
Liability for and issuance of common stock and warrants to Medarex	—	—	—	840
Issuance of common stock to landlord	—	—	—	35
Deferred compensation on issuance of stock options and restricted stock grants	41	7	—	759
Cancellation of options and restricted stock grant	5	—	—	849
Financing of prepaid insurance through note payable	—	71	—	491
Stock subscription receivable	—	—	—	480

See accompanying notes to financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS
December 31, 2004, 2005 and 2006

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

(2)  Operations and Financing

The Company has experienced recurring losses from operations, has a working capital deficit of $5.9 million and has a deficit accumulated during the development stage of $84.1 million at December 31, 2006.

Management loans

On November 13, 2003, the Company borrowed an aggregate of $335,000 from certain members of its management which enabled the Company to continue operating into the first quarter of 2004. The notes initially had a 12-month term, accrued interest at an annual rate equal to the prime rate plus 2% and were secured by substantially all of the Company’s assets not otherwise collateralized. As of December 31, 2005, $100,000 and the related accrued interest was repaid to certain prior members of management. During the first half of 2006, approximately $11,000 and the related accrued interest was repaid to another prior member of management. On April 17, 2006, the final $224,000 outstanding principal balance on these notes, and the related accrued interest, were converted into 2,687,719 shares of common stock. Accordingly, as of December 31, 2006 all of these loans have either been repaid or converted into common stock.

As part of the November 13, 2003 loans from management, the lenders received warrants initially exercisable to acquire an aggregate of 3.7 million shares of the Company’s common stock. These warrants were set to expire in November 2008 and were subject to certain anti-dilution adjustments. In connection with the April 26, 2004 recapitalization agreement, the warrants were amended to remove the anti-dilution provisions and set the warrant exercise price at the lesser of (i) $0.10 per share or (ii) a 35% discount to the average closing price during the twenty trading days prior to the first closing of the sale by the Company of convertible preferred stock as contemplated by the recapitalization agreement but not less than $0.04 per share.

During March and April 2006, warrants for the purchase of an aggregate of 3.7 million shares of common stock were exercised on a net exercise basis resulting in the issuance of approximately 3.4 million shares of common stock to current and prior members of management.

Two former members of the Company’s management, who had participated as lenders in the Company’s management loans have claimed that they are entitled to receive, for no additional cash consideration, an aggregate of up to approximately 9.5 million additional shares of the Company’s common stock due to the alleged triggering of an anti-dilution provision in the warrant agreements. The Company does not believe that these claims have merit, and intends to vigorously defend such claims.

Toucan Capital Loans

From February 2004 through March 2007, the Company entered into multiple agreements with Toucan Capital Fund II, L.P. (“Toucan Capital”) and Toucan Partners LLC, an affiliate of Toucan Capital (“Toucan Partners”), all of which relate to and were intended by the parties to implement the terms and conditions of the recapitalization agreement originally entered into on April 26, 2004 with Toucan Capital. The recapitalization agreement, as amended, contemplated the investment of up to $40 million through the issuance of new securities to Toucan Capital and a syndicate of other investors to be determined.

The Company and Toucan Capital amended the recapitalization agreement in conjunction with each successive loan agreement. The amendments (i) updated certain representations and warranties of the parties made in the recapitalization agreement, and (ii) made certain technical changes in the recapitalization agreement in order to facilitate the bridge loans described therein.

Pursuant to the recapitalization agreement, as amended, the Company borrowed an aggregate of $6.75 million from Toucan Capital, from February 2, 2004 through September 7, 2005. In connection with the loans from Toucan Capital, the Company issued warrants to purchase 122.5 million aggregate shares of capital stock. These warrants provide Toucan Capital the ability to purchase 66 million and 56.5 million aggregate shares of capital stock at an exercise price of $0.01 per share and $0.04 per share, respectively. The warrant exercise period is seven years from the issuance date of the warrant and the related convertible notes. The final exercise dates of the warrants range from April 2011 and September 2012.

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

The sixth amendment to the amended and restated binding term sheet, dated July 26, 2005, extended subsequent closings of the convertible preferred stock to March 31, 2007, or such later date as is mutually agreed by the Company and Toucan Capital.

Toucan Capital Loans and Related Beneficial Conversions, Warrant Valuations, and Amortization

The loan funding period commenced on February 2, 2004 when the Company issued Toucan Capital an unsecured convertible promissory note. On March 1, 2004, the Company issued Toucan Capital a secured convertible promissory note. The Recapitalization Agreement stipulated that these February and March 2004 notes were to be cancelled and reissued effective April 26, 2004 conforming to the conditions of the note signed for an April 26, 2004 bridge loan. Including these initial loans, the Company issued Toucan Capital a series of thirteen convertible promissory notes during 2004 and 2005. Until conversion on April 17, 2006, these notes, (i) accrued interest at 10% per annum on a 365 day basis compounded annually from their respective original issuance dates, (ii) were secured by a first priority senior security interest in all of the Company’s assets, and (iii) notes totaling $1.1 million have warrants with coverage equal to three hundred percent (300%) and the remaining $5.65 million have warrants with coverage equal to one hundred per cent (100%).

Total proceeds from the issuance of senior convertible promissory notes and warrants during the three years ended December 31, 2006 were allocated between the notes and warrants on a relative fair value basis. The total value was allocated to the warrants based on the date of each grant. The fair value of the warrants was determined using the Black-Scholes option pricing model based on the following assumptions:

	2004	2005

Risk-free interest rates	1.61% - 3.87%	2.86% - 4.03%
Contractual life	7 years	7 years
Expected volatility	218% - 239%	416% - 440%
Dividend yield	0%	0%

The value of the warrants was recorded as a deferred debt discount against the proceeds of the notes received in each of the three years ended December 31, 2006. The notes were convertible at prices below the current price of the Company’s common stock at the date of issuance resulting in a beneficial conversion cost which was included in the total discount and amortized over the 12-month term of each note.

	2004	2005	2006

Toucan Capital (in thousands)
Beginning balance at January 1,	$—	$2,926	$6,355
Proceeds from issuance of senior convertible promissory notes and warrants	4,350	2,400	—
Discount on notes
Value allocated to warrants	(1,611)	(1,527)	—
Beneficial conversion feature related to the notes	(1,255)	(873)	—

Total discount on notes	(2,866)	(2,400)	—
Amortization of deferred debt discount	1,278	2,843	1,145
Accrued interest	164	586	207
Conversion of promissory notes	—	—	(7,707)

Ending balance at December 31,	$2,926	$6,355	$—

Toucan Partners Loans, Beneficial Conversion, Warrant Valuation, and Amortization

The Company borrowed $2.45 million from Toucan Partners, an affiliate of Toucan Capital, from November 14, 2005 to December 31, 2006, comprised of three convertible promissory notes totaling $950,000 and three cash advances totaling $1.5 million. The Company received six additional cash advances from Toucan Partners totaling $1.55 million from January 1 through April 2007. In April 2007, the cash advances were converted into a new series of convertible promissory notes (and associated warrants) (“2007 Convertible Notes” and “2007 Warrants”) which accrue interest at 10% per annum from their respective original cash advance dates. Although these notes are convertible, the conversion terms will not be fixed until a future date upon further negotiation between the company and Toucan Partners. Accordingly, they are referred to as convertible promissory notes with conversion terms subject to negotiation. The convertible promissory notes accrue interest at 10% per annum on a 365 day basis compounded annually from their respective original issuance dates. The convertible promissory notes have warrants with coverage equal to one hundred per cent (100%). The fair value of the conversion feature on the contingently convertible notes has not been recorded due to the existing unspecified terms.

In connection with the convertible notes issued to Toucan Partners, the Company issued warrants to purchase 9.5 million aggregate shares of capital stock. These warrants were amended and restated in April 2007 to conform to the terms of the 2007 Convertible Notes and the 2007 Warrants. These warrants are exercisable for seven years from the date of the amended and restated convertible promissory notes and warrants.

In connection with the convertible notes with conversion terms subject to negotiation, we issued warrants to Toucan Partners that carry 100% warrant coverage. The number of warrant shares issuable upon exercise of each 2007 Warrant will be equal to the number of shares that would be issuable if Toucan Partners elected to convert the principal and accrued interest on the corresponding 2007 Convertible Notes determined as of the date of repayment or conversion of such 2007 Convertible Note. The exercise price of each 2007 warrant will be equal to the conversion price of the corresponding 2007 Convertible Note. The Company has not recorded a value for these warrants due to the unspecified terms with respect to exercise price and number of warrants.

Total proceeds from the issuance of senior convertible promissory notes and warrants during the 2005 and 2006 were allocated between the notes and warrants on a relative fair value basis. The total value was allocated to the warrants based on the date of each grant. The fair value of the warrants was determined using the Black-Scholes option pricing model based on the following weighted average assumptions:

	2005	2006

Risk-free interest rates	4.2%	4.35%
Contractual life	7 years	7 years
Expected volatility	406%	398%
Dividend yield	0%	0%

The value of the warrants was recorded as a deferred debt discount against the proceeds of the notes received in 2005 and 2006. The notes were convertible at prices below the current price of the Company’s common stock at the date of issuance resulting in a beneficial conversion cost which was included in the total discount and amortized over the 12-month term of each note.

	2005	2006

Toucan Partners (in thousands)
Beginning balance at January 1,	$—	$57
Proceeds from issuance of senior convertible promissory notes and warrants	650	300
Discount on notes
Value allocated to warrants	(351)	(236)
Beneficial conversion feature related to the notes	(299)	(64)

Total discount on notes	(650)	(300)
Amortization of deferred debt discount	52	842
Accrued interest	5	106
Proceeds from issuance of convertible promissory notes with conversion terms subject to negotiation Toucan Partners	—	1,500

Ending balance at December 31,	$57	$2,505

Toucan Capital Series A Cumulative Convertible Preferred Stock

On January 26, 2005, the Company entered into a securities purchase agreement with Toucan Capital pursuant to which they purchased 32.5 million shares of our designated Series A Preferred Stock at a purchase price of $0.04 per share, for an aggregate purchase price of $1.3 million. The Series A Preferred Stock:

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

Private Placement

On March 30, 2006, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with a group of accredited investors pursuant to which the Company agreed to sell an aggregate of approximately 39.5 million shares of its common stock, at a price of $0.14 per share, and to issue, for no additional consideration, warrants to purchase up to an aggregate of approximately 19.7 million shares of the Company’s common stock. The PIPE Financing closed and stock was issued to the new investors in early April and the Company received gross proceeds of approximately $5.5 million, before cash offering expenses of approximately $442,000. The total cost of the offering recorded, including both cash and non-cash costs, was approximately $837,000. The relative fair value of the common stock was estimated to be approximately $3.7 million and the relative fair value of the warrants was estimated to be $1.8 million as determined based on the relative fair value allocation of the proceeds received. The warrants were valued using the Black-Scholes option pricing model.

In connection with the securities purchase agreement, the Company issued approximately 1 million warrants to their investment banker valued at approximately $395,000. The fair value of the warrants issued to the investment banker was determined using the Black-Scholes option pricing model based on the following assumptions: risk free interest rate of 4.8%, contractual life of five years, expected volatility of 382% and a dividend yield of 0%.

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

Liability For Potentially Dilutive Securities in Excess of Authorized Number of Common Shares

In accordance with EITF 00-19, the Company accounts for potential shares that can be converted to common stock, that are in excess of authorized shares, as a liability that is recorded at fair value. Total potential outstanding common stock exceeded the Company’s authorized shares as of December 31, 2005 when the Company entered into another convertible promissory note and warrant agreement with Toucan Partners on December 30, 2005. The fair value of the warrants in excess of the authorized shares at December 31, 2005 totaling approximately $604,000 was recognized as a liability on December 31, 2005. This liability was required to be remeasured at each reporting date with any change in value included in other income/(expense) until such time as enough shares were authorized to cover all potentially convertible instruments. Accordingly, during the first quarter of 2006, the Company recognized a loss totaling $2.1 million with respect to the revaluation of this warrant liability. Further, during March 2006, the Company issued an additional warrant to Toucan Partners, along with a convertible promissory note. The fair value of the warrants in excess of the authorized shares was approximately $6.7 million and was recognized as an additional liability as of March 31, 2006. During April 2006, the Company sold common stock to outside investors in the Pipe Financing. In addition, members of management and Toucan Capital elected to convert their promissory notes and related accrued interest into common stock and Series A-1 Preferred Stock, respectively. As a result, the fair value of the potential common stock in excess of the authorized shares was $24.4 million and was recognized as an additional liability during April 2006.

Effective May 25, 2006, the number of authorized common shares was increased to 800 million. The liability for potential shares in excess of total authorized shares was revalued at that date. This valuation resulted in a gain of approximately $7.1 million during 2006, due to the net decreases in the net fair value of the related warrants on the date the authorized shares were increased. This gain is included in the 2006 statement of operations as a warrant valuation.

Similarly, total potential outstanding common stock exceeded the Company’s authorized shares on July 30, 2004 when an additional $2.0 million loan, convertible into common stock, was received from Toucan Capital and an additional warrant was issued. The fair value of the warrant shares in excess of the authorized shares was approximately $2.8 million and was recognized as a liability on July 30, 2004. During the fourth quarter of 2004, the Company received three additional loans from Toucan Capital, convertible into shares of common stock totaling $1.25 million and additional warrants were issued with each loan. The total fair value of the warrant shares in excess of the authorized shares was approximately $1.5 million and was recognized as a liability at the dates of issuance of the convertible debt and warrants. This liability was evaluated at each reporting date and any changes in value were included in other income/(expense) until enough shares were authorized to cover all potentially convertible instruments. Effective December 29, 2004, the number of authorized common shares was increased to 300 million. The liability for potential shares in excess of total authorized shares was revalued at that date. This valuation resulted in a fourth quarter loss of approximately $1.0 million, due to net increases in the net fair value of the related warrants at that date. This loss was offset against the September 30, 2004 gain of approximately $717,000 for an annual net loss as of December 31, 2004 of approximately $368,000, included in the 2004 statement of operations as a warrant valuation.

Liquidity

Since 2004, the Company has undergone a significant recapitalization pursuant to which Toucan Capital, has loaned it $6.75 million and Toucan Partners has loaned the Company $4.00 million in convertible promissory notes with conversion terms subject to negotiation. On January 26, 2005, the Company entered into a securities purchase agreement with Toucan Capital pursuant to which they purchased 32.5 million shares of the Company’s Series A Preferred Stock at a purchase price of $0.04 per share, for a net purchase price of $1.267 million, net of offering related costs of approximately $24,000. In April 2006, $6.75 million of the notes payable plus all accrued interest due to Toucan Capital were converted into shares of Series A-1 Preferred Stock.

The $3.05 million in convertible promissory notes with conversion terms subject to negotiation from Toucan Partners have enabled the Company to continue to operate and advance programs, while attempting to raise additional capital.

On April 4, 2006, the Company closed an equity financing (“PIPE Financing”) with unrelated investors pursuant to which aggregate net cash proceeds of approximately $5.1 million was raised.

As of March 5, 2007, the Company had less than $100,000 in cash. The Company is considered illiquid as this cash is not considered sufficient to fund the recurring operating and associated financing costs for the next month.

Approximately $5.7 million of the Company’s $6.5 million current liabilities at December 31, 2006 were payable to related parties, net of the related debt discount. The Company pays approximately $250,000 of the related party liabilities balance per month. Further, during the quarter ended December 31, 2006, the Company commenced a clinical trial which will increase the current cash needs.

The Company needs to raise significant additional funding to continue its operations, conduct research and development activities, pre-clinical studies and clinical trials necessary to bring its product candidates to market. However, additional funding may not be available on terms acceptable to the Company or at all. The alternative of issuing additional equity or convertible debt securities also may not be available and, in any event, would result in additional dilution to the Company’s stockholders. For ongoing operating capital the Company intends to seek additional funds from Toucan Capital, Toucan Partners, or other third parties. Neither Toucan Capital, Toucan Partners, or any other third parties is obligated to provide the Company any additional funds. Any additional financing with Toucan Capital, Toucan Partners or any other third party is likely to be dilutive to stockholders, and any debt financing, if available, may include additional restrictive covenants. The Company does not believe that its assets would be sufficient to satisfy the claims of all of its creditors in full and to satisfy aggregate liquidation preferences of our preferred stock in full. Therefore, if the Company were to pursue a liquidation, it is highly unlikely that any proceeds would be received by the holders of the Company’s common stock. If the Company is unable to obtain significant additional capital in the near-term, it may cease operations at anytime. There can be no assurance that the Company’s efforts to seek funding will be successful. If the Company’s capital raising efforts are unsuccessful, the Company’s inability to obtain additional cash as needed could have a material adverse effect on its financial position, results of operations and its ability to continue its existence. The Company’s independent auditors have indicated in their report on the financial statements, included in the December 31, 2006 annual report on Form 10-K, that there is substantial doubt about the Company’s ability to continue as a going concern.

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

In January 2003, research materials sales were made to multiple customers, primarily in the United States of America, with whom there were no other contractual relationships. Effective December 31, 2005, the Company no longer actively sells research materials.

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

In accordance with the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), long-lived assets including property and equipment are reviewed for possible impairment whenever significant events or changes in circumstances, including changes in our business strategy and plans, indicate that an impairment may have occurred. An impairment is indicated when the sum of the expected future undiscounted net cash flows identifiable to that asset or asset group is less than its carrying value. Long-lived assets to be held and used, including assets to be disposed of other than by sale, for which the carrying amount is not recoverable are adjusted to their estimated fair value at the date an impairment is indicated, which establishes a new basis for the assets for depreciation purposes. Long-lived assets to be disposed of by sale are reported at the lower of carrying amount or fair value less cost to sell. Impairment losses are determined from actual or estimated fair values, which are based on market values, net realizable values or projections of discounted net cash flows, as appropriate.

(f)	Restricted Cash

Restricted cash of $31,000 as of both December 31, 2006 and 2005 represents a deposit to secure the Company’s credit limit on its corporate credit cards.

(g)	Operating Leases

The Company recognizes lease expense on a straight-line basis over the initial lease term. The Company has operating leases on real property and equipment expiring at various dates through 2007. For leases that contain rent holidays or escalation clauses, the Company recognizes rent expense on a straight-line basis and records the difference between the rent expense and rental amount payable as deferred rent. As of December 31, 2006 and 2005, we did not have any deferred rent.

(h)	Revenue Recognition

The Company earned revenues through sale of research materials, providing research services to third parties and through research grants. Revenues from sale of research materials are to multiple customers with whom there is no other contractual relationship and are recognized when shipped to the customer and title has passed.

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

On January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123(R) requires the measurement and recognition of compensation for all stock-based awards including stock options and employee stock purchases under a stock purchase plan, to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at the grant date, based on the fair value of the award. In prior years, we accounted for awards granted under our equity incentive plans under the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations, and provided the required pro forma disclosures prescribed by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), as amended.

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. In accordance with the modified prospective transition method, the Company’s financial statements for periods prior to 2006 have not been restated to reflect this change. Stock-based compensation recognized during the period is based on the value of the portion of the stock-based award that will vest during the period, adjusted for expected forfeitures. Stock-based compensation recognized in the Company’s financial statements for 2006 includes compensation cost for stock-based awards granted prior to, but not fully vested as of December 31, 2005 and stock-based awards granted subsequent to December 31, 2005.

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

	Year ended December 31,
	2004	2005

Net loss applicable to common stockholders:
As reported	$(8,508)	$(9,937)
Add: Stock-based employee compensation expense included in reported net loss	41	7
Deduct: Stock-based employee compensation determined under fair value based method for all awards	(47)	(13)

Pro forma	$(8,514)	$(9,943)

Net loss per share-basic and diluted:
As reported	$(0.45)	$(0.52)
Pro forma	$(0.45)	$(0.52)

The fair value of stock options granted during 2005 was estimated using the Black-Scholes option pricing model based on the following assumptions:

2005

Risk-free interest rate	3.53%
Expected life	5 years
Expected volatility	403%
Dividend yield	0%

(l)	Loss Per Share

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

For the year ended December 31, 2006, of the Company’s operating expenses of approximately $6.1 million, approximately 62% of its expended resources were apportioned to the re-activation of its two DCVax® clinical trial programs. From its inception through December 31, 2006, the Company incurred costs of approximately $35.8 million associated with its research and development activities. Because its technologies are novel and unproven, the Company is unable to estimate with any certainty the costs it will incur in the continued development of its product candidates for commercialization.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the we recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the possible impact of FIN 48 on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is evaluating the possible impact of SFAS 157 on the financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 is effective for employers with publicly traded equity securities for fiscal years ending after December 15, 2006. The Company did not experience a material impact from applying SFAS 158.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006, and early application is encouraged. The Company does not expect any material impact from applying SAB 108.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact of adopting SFAS 159 on the Company’s financial position.

4.	Share-Based Compensation Plans

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no shares purchased under the Company’s employee stock purchase plan during 2006 and 2005.

The stock-based compensation expense recognized in the financial statements relate to stock-based awards under SFAS No. 123(R) totaled approximately $19,000 for 2006 which increased the loss from operations and net loss by the same amount. This expense had no effect on the Company’s net loss per share for the year ended December 31, 2006. At December 31, 2006 the Company had non-vested stock options covering approximately 132,500 shares of common stock. As of December 31, 2006, the Company had approximately $4,000 of total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for any future changes in estimated forfeitures. The Company expects to recognize this cost during 2007. Total intrinsic value of options exercised was $18,000 for 2006. Weighted average fair value of options granted during 2006 was $0.11 per share.

Stock Option Activity

A summary of activity relating to our stock options is as follows (options in thousands):

			Weighted-
			Average
		Weighted-	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding as of December 31, 2005	743	$0.60
Granted	175	$0.14
Exercised	(66)	$0.11
Expired	(88)	$0.71
Forfeited	—	—

Outstanding as of December 31, 2006	764	$0.53	5.1	$406,914

Vested at December 31, 2006	631	$0.62	5.0	$387,821

Exercisable as of December 31, 2006	631	$0.62	5.0	$387,821

Additional information regarding stock options outstanding and exercisable at December 31, 2006 is as follows, in thousands, except option price and weighted average exercise price.

	Options Outstanding
		Weighted-
		Average		Options Exercisable
		Remaining	Weighted-		Weighted-
	Number	Contractual	Average	Number	Average
Range of Exercise Prices	Outstanding	Life (Years)	Exercise Price	Exercisable	Exercise Price
		(In thousands except weighted average)

$0.00 - 0.50	478	6.6	$0.12	345	$0.12
0.51 - 1.01	180	2.9	0.85	180	0.85
1.02 - 2.02	89	4.3	1.25	89	1.25
2.03 - 5.05	17	5.0	5.00	17	5.00

$0.00 - 5.05	764	5.1	$0.53	631	$0.62

Options exercisable as of December 31, 2004, 2005 and 2006 totaled 556,301, 605,000 and 631,000, respectively.

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

During the year ended December 31, 2006, the Company granted options to purchase an aggregate of 175,000 shares of common stock to employees with a weighted average exercise price of $0.14. Stock compensation expense totaling $16,000 was recorded as of December 31, 2006.

(a) 1998 Stock Option Plan

The Company’s 1998 Stock Option Plan (1998 Plan) has reserved 413,026 shares of common stock for stock option grants to employees, directors and consultants of the Company. As of December 31, 2006, net of forfeitures, a total of 391,247 shares remain available for granting under this plan.

(b) 1999 Executive Stock Option Plan

The Company’s 1999 Executive Stock Option Plan (1999 Plan) has reserved 586,166 shares of common stock for issuance. As of December 31, 2006, net of forfeiture, a total of 420,956 shares remain available for granting under this plan.

(c) 2001 Stock Option Plan

Under the 2001 Stock Option Plan (2001 Plan), 1,800,000 shares of the Company’s common stock have been reserved for grant of stock options to employees and consultants. Additionally, on January 1 of each year, commencing January 1, 2002, the number of shares reserved for grant under the 2001 Plan will increase by the lesser of (i) 15% of the aggregate number of shares available for grant under the 2001 Plan or (ii) 300,000 shares. As of December 31, 2006, net of forfeitures, a total of 2,548,320 shares remain available under this plan.

(d) 2001 Non-employee Director Stock Incentive Plan

Under the 2001 Non-employee Director Stock Incentive Plan (2001 Director Plan), 200,000 shares of the Company’s common stock have been reserved for grant of stock options to non-employee directors of the Company. As of December 31, 2006, net of forfeitures, a total of 147,500 shares remain available under this plan.

5)	Stockholders’ Equity (Deficit)

(a)	Issuance of Common Stock and Warrants

In April 2006, the Company received gross proceeds of $5.5 million and issued approximately 39.5 million shares of its common stock, at a price of $0.14 per share, and, for no additional consideration, warrants to purchase up to an aggregate of approximately 19.7 million shares of the Company’s common stock pursuant to a securities purchase agreement entered into with a group of accredited investors. The Company registered both the shares of common stock and the shares of common stock underlying the warrants for resale under the Securities Act of 1933, as amended, effective October 2006.

In connection with the securities purchase agreement, the Company issued approximately 1 million warrants to their investment banker valued at approximately $395,000.

This transaction is more fully described in note (2) Operations and Financing.

(b)	Issuance of Unregistered Common Stock

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

(c)	Issuance of Unregistered Preferred Stock

On January 26, 2005, we entered into a securities purchase agreement with Toucan Capital pursuant to which they purchased 32.5 million shares of our designated series A preferred stock at a purchase price of $0.04 per share, for an aggregate purchase price of approximately $1.3 million. The series A preferred stock:

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

(d)	Stock Purchase Warrants

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

Management Loan Warrants

On November 13, 2003, the Company borrowed an aggregate of $335,000 from certain members of its current and former management. As part of the November 13, 2003 loans from management, the lenders received warrants initially exercisable to acquire an aggregate of 3.7 million shares of the Company’s common stock. These warrants were set to expire in November 2008 and were subject to certain anti-dilution adjustments. In connection with the April 26, 2004 recapitalization agreement, the warrants were amended to remove the anti-dilution provisions and set the warrant exercise price at the lesser of (i) $0.10 per share or (ii) a 35% discount to the average closing price during the twenty trading days prior to the first closing of the sale by the Company of convertible preferred stock as contemplated by the recapitalization agreement but not less than $0.04 per share.

During March and April 2006, warrants for the purchase an aggregate of 3.7 million shares of common stock were exercised on a net exercise basis resulting in the issuance of approximately 3.4 million shares of common stock to current and prior members of management.

Toucan Capital and Toucan Partners Warrants

From February 1, 2004 through December 31, 2006, the Company has issued eleven warrants for 122.5 million shares of Company capital stock to Toucan Capital pursuant to which Toucan Capital has loaned the Company an aggregate of $6.75 million in loan financing, as more fully described in note (2) Operations and Financing.

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

From November 14 through December 31, 2006, the Company issued warrants for 9.5 million shares of Company capital stock to Toucan Partners pursuant to which Toucan Partners loaned the Company $950,000 in loan financing. These loans and related warrants have been amended and restated in April 2007 as more fully described in note (2) Operations and Financing.

From October 2006 through April 2007, the Company received $3.05 million in cash advances from Toucan Partners. In April 2007, these advances were converted to nine convertible promissory notes with conversion terms subject to further negotiation. In connection with these notes, the Company issued warrants to Toucan Partners. The number of warrant shares issuable upon exercise of each 2007 Warrant will be equal to the number of shares that would be issuable if Toucan Partners elected to convert the principal and accrued interest on the corresponding 2007 Convertible Notes determined as of the date of repayment or conversion of such 2007 Note. The exercise price of each 2007 Warrant will be equal to the note conversion price of the corresponding 2007 Convertible Note.

Private Placement Warrants

On April 4, 2006, the Company closed a securities purchase agreement with a group of accredited investors pursuant to which the Company agreed to sell an aggregate of approximately 39.5 million shares of its common stock, at a price of $0.14 per share, and to issue, for no additional consideration, warrants to purchase up to an aggregate of approximately 19.7 million shares of the Company’s common stock at an exercise price of $0.14 per share. As of December 31, 2006, approximately 714,000 of these warrants have been exercised.

A summary of stock purchase warrants outstanding at December 31, 2006 is as follows (in thousands):

		Weighted-
	Number	Average
Type of Warrant	Outstanding	Exercise Price
	(In thousands)

Common stock warrant	20,816	$0.14
Series A preferred stock warrants	13,000	$0.04
Series C preferred stock warrants(1)	235	$2.50
Series D preferred stock warrants(1)	324	$5.00
Warrants issued in connection with convertible promissory notes	132,000	$0.03

(1)	The exercise of Series C and Series D Preferred Stock warrants will result in the issuance of an equal number of shares of the Company’s common stock with no issuance of preferred stock.

The exercise of Series A Preferred Stock warrants will result in the issuance of an equal number of shares of the Company’s Series A Preferred Stock.

(d)	Common Stock Equivalents

The following common stock equivalents on an as-converted basis were excluded from the calculation of diluted net loss per share, as the effect would be antidilutive.

	Years Ended December 31
	2004	2005	2006
	(In thousands)

Preferred stock	—	32,500	32,500
Common stock options	864	743	764
Common stock warrants	810	810	20,816
Convertible preferred stock warrants	559	13,599	13,599
Convertible promissory note	110,333	186,306	26,149
Convertible promissory note stock warrants	102,222	132,722	132,000

(e)	Employee Stock Purchase Plan

In June 2001, the Company adopted an employee stock purchase plan which became effective upon consummation of the Company’s initial public offering and reserved 500,000 shares of common stock for issuance under this plan. Under this plan, employees may purchase up to 1,000 shares of the Company’s common stock during each six-month offering period commencing on April 1 and October 1 of each year. The purchase price of the common stock is equal to the lower of 85% of the market price on the first and last day of each offering period. As of December 31, 2006, a total of 14,374 shares have been issued under the plan.

(f)	Employee 401(k) Plan

On August 19, 1999, the Company adopted a 401(k) Plan for certain eligible employees. Under the plan, an eligible employee may elect to contribute up to 60% of his or her pre-tax total compensation, not to exceed the annual limits established by the Internal Revenue Service. The Company matched an employee’s contribution at the rate of $0.50 for every employee contributed dollar with a maximum Company match of $3,000 annually. Effective March 1, 2006, the Company no longer matches employee contributions. For the years ended December 31, 2004, 2005 and 2006, the Company contributed approximately $17,000, $15,000 and $6,000 of matching dollars, respectively.

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

(6)  Related Party Transactions

(a) Notes Payable to Related Parties

Promissory notes have been issued to Toucan Capital and Toucan Partners, an affiliate of Toucan Capital, the Company’s controlling shareholder.

Notes payable to related parties are more fully described in note (2) Operations and Financing and note (10) Notes Payable.

(b)	Agreement with Medarex

On June 20, 2003, under a First Amendment to Assignment and License Agreement with Medarex, the Company released Medarex from future royalty obligations in exchange for a cash payment of $816,000. The purchase price of $816,000 was negotiated based on the expected discounted net present value of a future 2% royalty obligation under that certain Assignment and License Agreement dated December 9, 2002. The Company received the cash payment on July 1, 2003. See further discussions regarding transactions with Medarex in Note 5.

(c)	Cognate Agreement

The Company entered into a service agreement, dated July 30, 2004, with Cognate Therapeutics, Inc. Cognate is a contract manufacturing and services Organization (CRO), majority owned by Toucan Capital and two of the principals of Toucan Capital are board members of Cognate. The Company committed to utilizing Cognate’s services for a two year period related primarily to manufacturing its DCVax® product candidates, regulatory advice, research and development preclinical activities and managing clinical trials. The agreement expired on July 30, 2006. Accordingly, the parties are in the process of negotiating new terms. Monthly expenditures ranged between approximately $250,000 and $487,000 during each of the three years ending December 31, 2006. The contract with Cognate includes a penalty of $2.0 million if cancelled after one year as well as payment for all services performed in winding down any ongoing activities. The Company entered into this contract after extensive consultations with an independent expert in the field of Good Manufacturing Practices (GMP), regulatory affairs, and clinical trial activities, as well as consultations with a former FDA Commissioner, and after considering the ability of other contract research and manufacturing organizations to comply with the Company’s requirement to rapidly commence technology transfers involving manufacturing, immune monitoring, and regulatory clinical advice and after obtaining approval of our Board of Directors. The Company did not find any other CRO who could meet its needs in order to rapidly restart its clinical programs. The Company believes entering into this agreement has given it an opportunity to restart its clinical and research programs much more efficiently and rapidly as opposed to rebuilding its infrastructure, internal GMP facilities, regulatory, clinical and research and development expertise. The Company recognized approximately $2.9 million, $3.5 million and $2.4 million of costs relative to this agreement during the years ending December 31, 2004, 2005 and 2006, respectively. The costs are included in research and development expense.

(7)  Income Taxes

There was no income tax benefit attributable to net losses for 2004, 2005 and 2006. The difference between taxes computed by applying the U.S. federal corporate rate of 34% and the actual income tax provisions in 2004, 2005 and 2006 is primarily the result of establishing a valuation allowance on the Company’s deferred tax assets arising primarily from tax loss carry forwards.

The tax effects of temporary differences and tax loss and credit carry forwards that give rise to significant portions of deferred tax assets at December 31 are comprised of the following (in thousands):

	2004	2005	2006

Net operating loss carry forwards	$17,126	$20,450	$22,354
Research and development credit carry forwards	1,319	1,525	1,533
Depreciation and amortization	981	927	1,134
Other	313	325	357

Gross deferred tax assets	19,739	23,227	25,378
Less valuation allowance	(19,739)	(23,227)	(25,378)

Net deferred tax assets	$—	$—	$—

The increase in the valuation allowance for deferred tax assets for 2004, 2005 and 2006 of $2.9 million, $3.5 million and $2.2 million, respectively, was due to the inability to utilize net operating losses and research and development credits.

At December 31, 2006, the Company had net operating loss carry forwards for income tax purposes of approximately $65.7 million and unused research and development tax credits of approximately $1.5 million available to offset future taxable income and income taxes, respectively, expiring beginning 2018 through 2023. The Company’s ability to utilize net operating loss and credit carry forwards is limited pursuant to the Tax Reform Act of 1986, due to cumulative changes in stock ownership in excess of 50% such that some net operating losses may never be utilized.

(8)  Scientific Collaboration Arrangements

The Company has also entered into certain collaborative arrangements under which it may be obligated to pay royalties or milestone payments if product development is successful. It is not anticipated that the aggregate amount of any royalty or milestone obligations under these other arrangements will be material to the Company’s operations.

(9)  Commitments and Contingencies

(a)	Lease Obligations

The Company leases its facilities and certain equipment. Commitments for minimum rentals under non-cancelable leases in effect as of December 31, 2006 are as follows:

	Capital	Operating
	Leases	Leases
	(In thousands)

2007	$3	$19
Less amount representing interest	—

Present value of minimum lease payments	3
Less current portion	3

	$—

At both December 31, 2005 and 2006, certain assets included in property and equipment are assets under capital leases totaling approximately $110,000, and related net accumulated amortization totaling approximately

$109,000 and $110,000, respectively. Rent expense was approximately $256,000, $96,000 and $37,000 in 2004, 2005 and 2006, respectively

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

On December 6, 2006, we filed our brief for this appeal and on December 12, 2006, SOMA filed its reply brief. As of the date of the filing of this report, the Supreme Court of the State of New York has yet to act on this matter. The Company believes that this latest appeal is without merit and intends to vigorously defend the appeal.

The Company has no other legal proceeding pending at this time.

(c)	Sales Tax Assessment

The Company received a tax assessment of $492,000 on October 21, 2003 related to the abandonment of tenant improvements at a facility it had previously leased on which use tax payments to the State of Washington had been deferred, including the disposal and impairment of previously qualified tax deferred equipment. The Company appealed this assessment and was granted a partial reduction in the assessment on July 8, 2005. The Company filed an addendum to its appeal petition on December 2, 2005. The net assessment, through December 31, 2005, of approximately $336,000, inclusive of accrued interest, was being carried as an estimated liability on the Company’s balance sheet and included in general and administrative expense. On August 10, 2006 the Company’s appeal was denied. In September 2006, the Company entered into an agreement with the State of Washington to pay an aggregate of approximately $336,000, plus interest at a rate of 4% per year over a four month period commencing on September 11, 2006. As of December 31, 2006, the Company has repaid the outstanding balance.

In February 2004, the Company filed a refund request of approximately $175,000 related to certain other state taxes previously paid to the State of Washington’s Department of Revenue. As of December 31, 2006, we have received correspondence from the Department of Revenue setting forth a refund of approximately $36,000. We do not plan to pursue this matter any further.

(d)	Other Contractual Arrangements

On February 14, 2006, the Company and The Regents of the University of California entered into a clinical study for the University of California at Los Angeles (“UCLA”) to carry out a booster vaccination immunotherapy program. During the study, patients will receive up to five boosters over a 12 month period. The Company will pay approximately $216,000 over the course of the study. Approximately $95,000 has been paid as of December 31, 2006. The Company will incur no other costs in connection with this study, unless prior approval by the parties is made in writing.

(10)  Notes Payable

(a)	Notes Payable to Related Parties.

Commencing in November 2003, the Company issued promissory notes to finance its operations. This debt financing is comprised of convertible management loans, senior convertible promissory notes issued to Toucan Capital and Toucan Partners, as well as further cash advances from Toucan Partners. In April 2007, these cash advances were converted into a new series of convertible promissory notes (and associated warrants). In addition, the convertible promissory notes previously issued to Toucan Partners with an aggregate value of $950,000 were amended and restated to conform to the terms of the new notes and warrants. Although these notes are convertible the conversion terms will not be fixed until a future date upon further negotiation between the Company and Toucan Partners. The notes payable are comprised of the following as of December 31, 2006 and 2005 (in thousands):

Notes Payable to Related Parties, Net	2005	2006

Convertible Management loans	$271	$—
Toucan Capital promissory notes	6,355	—
Toucan Partners convertible promissory notes and convertible promissory notes with conversion terms subject to negotiation	57	2,505

Ending balance at December 31,	$6,683	$2,505

The related party notes payable transactions are more fully described in note (2) Operations and Financing.

Management Loans

In November 2003, the Company issued convertible promissory notes totaling $335,000 to certain members of management as more fully described in note (2) Operations and Financing.

Toucan Capital Loans

From February 1, 2004 through September 7, 2005, the Company issued thirteen promissory notes to Toucan Capital pursuant to which Toucan Capital loaned the Company an aggregate of $6.75 million in bridge loan financing as more fully described in note (2) Operations and Financing.

Toucan Partners Loans

From November 14, 2005 through December 31, 2006, the Company issued three promissory notes to Toucan Partners pursuant to which Toucan Partners loaned the Company an aggregate of $950,000 in loan financing. In addition, the Company received cash advances totally $1.5 million from Toucan Partners through December 31, 2006. The promissory notes were amended and restated and the cash advances were converted to convertible promissory notes in April 2007. These transactions are more fully described in note (2) Operations and Financing and note (13) Subsequent Events.

(11) Unaudited Quarterly Financial Information (in thousands, except loss per share data)

The following table contains selected unaudited statement of operations information for each of the quarters in 2005 and 2006. The Company believes that the following information reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2005	2005	2005	2005

Total revenues	$87	$8	$15	$14
Net loss applicable to common stockholders	$(2,526)	$(2,638)	$(2,782)	$(1,987)
Net loss per share applicable to common stockholders — basic and diluted	$(0.13)	$(0.14)	$(0.15)	$(0.10)
Weighted average shares used in computing basic and diluted loss per share	19,035	19,078	19,078	19,078

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2006	2006	2006	2006

Total revenues	$—	$—	$80	$—
Net income (loss) applicable to common stockholders	$(3,958)	$6,428	$(1,809)	$(2,057)
Net income (loss) per share applicable to common stockholders — basic	$(0.21)	$0.10	$(0.03)	$(0.03)
Net income (loss) per share applicable to common stockholders — diluted	$(0.21)	$0.03	$(0.03)	$(0.03)
Weighted average shares used in computing basic income (loss) per share	19,230	63,381	65,241	65,241
Weighted average shares used in computing diluted income (loss) per share	19,230	228,505	65,241	65,241

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

Loan Agreement

During January through April 2007, the Company received a series of cash advances from Toucan Partners totaling $1.55 million. In April 2007, these cash advances, as well as cash advances totaling $1.5 million prior to December 31, 2006, were converted into a new series of convertible promissory notes (with associated warrants) with repayment due upon written demand on or after June 30, 2007. Interest accrues at the rate of 10% per annum, compounded annually, on a 365-day year basis. Although these notes are convertible, the conversion terms will not be fixed until a future date at Toucan Partners’ election. The outstanding principal and accrued interest under the 2007 Convertible Notes may be converted (in whole or in part) on conversion terms equal to the terms of any convertible debt financing from an unaffiliated investor in an aggregate principal amount of at least $150,000 on or before May 15, 2007 (a “Qualified Debt Financing”). In the event that a Qualified Debt Financing does not occur, or Toucan Partners, an affiliate of Toucan Capital and a controlling shareholder, elects in its sole discretion to not convert on such terms, the conversion terms shall by subject to further negotiation between us and Toucan Partners. In April 2007, the Company also amended and restated three convertible promissory notes issued to Toucan Partners totaling $950,000 on the same terms as the 2007 Convertible Notes and 2007 Warrants. See Note 2, Operations and Financing for the specific terms of these notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bothell, State of Washington, on April 17, 2007.

NORTHWEST BIOTHERAPEUTICS, INC.

By:	/s/ JIM D. JOHNSTON
Jim D. Johnston
Its: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ALTON L. BOYNTON, PH.D. Alton L. Boynton, Ph.D.	President and Director (Principal Executive Officer)	April 17, 2007

/s/ JIM D. JOHNSTON Jim D. Johnston	Chief Financial Officer (Principal Financial and Accounting Officer)	April 17, 2007

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

EXHIBIT INDEX

Exhibit
Number		Description

3.1		Seventh Amended and Restated Certificate of Incorporation, as amended.(3.1)(2)
3.2		Second Amended and Restated Bylaws of the Company.(3.2)(1)
3.3		Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, as amended.
3.4		Certificate of Designations, Preferences and Rights of Series A-1 Cumulative Convertible Preferred Stock.
4.1		Form of common stock certificate.(4.1)(2)
4.2		Northwest Biotherapeutics, Inc. Stockholders Rights Plan dated February 26, 2002 between the Company and Mellon Investors Services, LLC.(4.2)(3)
4.3		Form of Rights Certificate.(4.3)(3)
4.4		Rights Agreement Amendment dated April 26, 2004.(4.4)(4)
10	.1*	Amended and Restated Loan Agreement and 10% Promissory Note dated November 14, 2005 in the principal amount of $400,000 as amended and restated on April 14, 2007 between the Company and Toucan Partners, LLC.(10.1)
10	.2*	Second Amended and Restated Loan Agreement and 10% Promissory Note originally dated December 30, 2005, and amended and restated on April 17, 2006 and April 14, 2007 in the principal amount of $250,000 between the Company and Toucan Partners, LLC.(10.2)
10	.3*	Second Amended and Restated Loan Agreement and 10% Promissory Note originally dated March 9, 2006, and as amended and restated on April 17, 2006 and April 14, 2007 in the principal amount of $300,000 between the Company and Toucan Partners, LLC.(10.3)
10	.4*	Form of Loan Agreement and 10% Convertible, Promissory Note dated April 14, 2007 between the Company and Toucan Partners, LLC for cash advances made on October 30, 2006, November 21, 2006, December 21, 2006, January 19, 2007, February 23, 2007, March 16, 2007, March 20, 2007, April 10, 2007 and April 11, 2007.(10.4)
10.5		Amended and Restated Investor Rights Agreement dated April 17, 2006.(10.5)
10.6		Securities Purchase Agreement, dated March 30, 2006 by and among the Company and the Investors identified therein.(10.6)(6)
10.7		Form of Warrant.(10.7)(6)
10.8		Warrant to purchase securities of the Company dated April 26, 2004 issued to Toucan Capital Fund II, L.P.(10.8)(7)
10.9		Warrant to purchase securities of the Company dated June 11, 2004 issued to Toucan Capital Fund II, L.P.(10.9)(7)
10.10		Warrant to purchase securities of the Company dated July 30, 2004 issued to Toucan Capital Fund II, L.P.(10.10)(7)
10.11		Warrant to purchase securities of the Company dated October 22, 2004 issued to Toucan Capital Fund II, L.P.(10.11)(8)
10.12		Warrant to purchase securities of the Company dated November 10, 2004 issued to Toucan Capital Fund II, L.P.(10.12)(9)
10.13		Warrant to purchase securities of the Company dated December 27, 2005 issued to Toucan Capital Fund II, L.P.(10.13)(10)
10.14		First Amendment to Warrants between Northwest Biotherapeutics, Inc. and Toucan Capital Fund II, L.P. dated January 26, 2005.(10.14)(1)
10.15		Warrant to purchase Series A Preferred Stock dated January 26, 2005 issued to Toucan Capital Fund II, L.P.(10.15)(1)

Exhibit
Number		Description

10.16		Warrant to purchase securities of the Company dated April 12, 2005 issued to Toucan Capital Fund II, L.P.(10.16)(11)
10.17		Warrant to purchase securities of the Company dated May 13, 2005 issued to Toucan Capital Fund II, L.P.(10.17)(12)
10.18		Warrant to purchase securities of the Company dated June 16, 2005 issued to Toucan Capital Fund II, L.P.(10.18)(13)
10.19		Warrant to purchase securities of the Company dated July 26, 2005 issued to Toucan Capital Fund II, L.P.(10.19)(14)
10.20		Warrant to purchase securities of the Company dated September 7, 2005 issued to Toucan Capital Fund II, L.P.(10.20)(15)
10	.21*	Amended Form of Warrant to purchase securities of the Company dated November 14, 2005 and April 17, 2006 as amended April 14, 2006 issued to Toucan Partners, LLC.(10.21)
10	.22*	Form of Warrant to purchase securities of the Company dated April 14, 2007 issued to Toucan Partners, LLC.(10.22)
10.23		Amended and Restated Recapitalization Agreement by and between the Company and Toucan Capital Fund II, L.P., as amended.(10.23)(18)
10.24		Amended and Restated Binding Term sheet, as amended.(10.24)(18)
10.25		Amended and Restated Employment Agreement with Dr. Alton L. Boynton(10.25)(16)
10.26		Form of Warrant to purchase common stock of the Company dated November 13, 2003, as amended.(10.26)(18)
10.27		Services Proposal between the Company and Cognate Therapeutics, Inc. dated July 30, 2004.(10.27)(7)
10.28		1998 Stock Option Plan.(10.28)(2)
10.29		1999 Executive Stock Option Plan.(10.29)(2)
10.30		2001 Stock Option Plan.(10.30)(2)
10.31		2001 Nonemployee Director Stock Incentive Plan.(10.31)(2)
10.32		Employee Stock Purchase Plan.(10.32)(2)
10.33		Lease Agreement.(10.33)(18)
10.34		Clinical Study Agreement between the Company and the Regents of the University of California dated February 14, 2006.(10.34)(18)
11.1		Computation of net loss per share (included in notes to financial statements).
23	.1*	Consent of Peterson Sullivan, PLLC, Independent Registered Accounting Firm.
31	.1*	Certification of President (Principal Executive Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

(1)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K, February 1, 2005.

(2)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Form S-1 (Registration No. 333-67350).

(3)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Form 8-A on July 8, 2002.

(4)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Form 10-K on May 14, 2004.

(5)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Quarterly Report on Form 10-Q on November 14, 2005.

(6)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on March 31, 2006.

(7)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Quarterly Report on Form 10-Q on November 15, 2004.

(8)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on October 22, 2004.

(9)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on November 10, 2004.

(10)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on December 27, 2004.

(11)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Annual Report on Form 10-K on April 15, 2005.

(12)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8- K on May 18, 2005.

(13)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on June 21, 2005.

(14)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on August 1, 2005.

(15)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on September 9, 2005.

(16)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Quarterly Report on Form 10-Q on November 11, 2003.

(17)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on August 5, 2005.

(18)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 10-K on April 18, 2006.