Form 10-Q
period 2007-03-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2007-05-15
CIK 1072379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-26825

Northwest Biotherapeutics, Inc.

Incorporated under the laws of the State of Delaware	I.R.S. Employer Identification No. 94-3306718
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of April 30, 2007, the total shares of common stock outstanding is 65,241,287.

NORTHWEST BIOTHERAPEUTICS, INC.

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Condensed Balance Sheets (unaudited) as of December 31, 2006 and March 31, 2007	3

Condensed Statements of Operations (unaudited) for the three months ended March 31, 2006 and 2007 and the period from March 18, 1996 (inception) to March 31, 2007	4

Condensed Statements of Cash Flows (unaudited) for the three months ended March 31, 2006 and 2007 and the period from March 18, 1996 (inception) to March 31, 2007	5-6

Notes to Condensed Financial Statements	7-12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Item 4. Controls and Procedures	17

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 1A. Risk Factors	19-26

Item 2. Unregistered Sales of Securities and Use of Proceeds	27

Item 3. Defaults Upon Senior Securities	27

Item 4. Submission of Matters to a Vote of Security Holders	27

Item 5. Other Information	27

Item 6. Exhibits	28

SIGNATURES	29

INDEX TO EXHIBITS	30

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Part I — Financial Information
NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
Balance Sheets
(in thousands)
(Unaudited)

	December 31,	March 31,
	2006	2007
Assets
Current assets:
Cash	$307	$11
Accounts receivable	3	—
Prepaid expenses and other current assets	145	276

Total current assets	455	287

Property and equipment:
Laboratory equipment	14	25
Office furniture and other equipment	71	86

	85	111
Less accumulated depreciation and amortization	(70)	(95)

Property and equipment, net	15	16
Restricted cash	31	31
Deposit and other non-current assets	3	3

Total assets	$504	$337

Liabilities And Stockholders’ Equity
Current Liabilities:
Note payable to related parties, net of discount	$2,505	$3,635
Current portion of capital lease obligations	2	1
Accounts payable	493	805
Accounts payable, related party	2,852	3,073
Accrued expenses	301	420
Accrued expense, related party	300	300

Total current liabilities	6,453	8,234

Stockholders’ equity:
Preferred stock, $0.001 par value; 300,000,000 shares authorized at December 31, 2006 and March 2007
Series A Preferred stock, 50,000,000 designated and 32,500,000 shares issued and outstanding at December 31, 2006 and March 31, 2007	33	33
Series A-1 Preferred stock, 10,000,000 designated and 4,816,863 shares issued and outstanding at December 31, 2006 and March 31, 2007	5	5
Common stock, $0.001 par value; 800,000,000 shares authorized and 65,241,286 shares issued and outstanding at December 31, 2006 and March 31, 2007	65	65
Additional paid-in capital	78,033	78,037
Deficit accumulated during the development stage	(84,085)	(86,037)

Total stockholders’ equity	(5,949)	(7,897)

Total liabilities and stockholders’ equity	$504	$337

See accompanying notes to condensed financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
Statements of Operations
(in thousands, except per share data)
(Unaudited)

			Period from
			March 18, 1996
	Three Months Ended		(Inception) to
	March 31,		March 31,
	2006	2007	2007
Revenues:
Research material sales	$—	$—	$530
Contract research and development from related parties	—	—	1,128
Research grants and other	—	—	1,061

Total revenues	—	—	2,719

Operating expenses:
Cost of research material sales	—	—	382
Research and development	427	1,311	37,155
General and administrative	443	501	33,468
Depreciation and amortization	10	10	2,313
Loss on facility sublease and lease cancellation	—	—	895
Asset impairment loss and (gain) loss on disposal of equipment	(16)	—	2,056

Total operating expenses	864	1,822	76,269

Loss from operations	(864)	(1,822)	(73,550)

Other income (expense):
Warrant valuation	(2,113)	—	6,759
Gain on sale of intellectual property to Medarex	—	—	3,656
Interest expense	(982)	(131)	(15,832)
Interest income	1	1	776

Net loss	(3,958)	(1,952)	(78,191)
Accretion of Series A preferred stock mandatory redemption obligation	—	—	(1,872)
Series A preferred stock redemption fee	—	—	(1,700)
Beneficial conversion feature of Series D preferred stock	—	—	(4,274)

Net loss applicable to common stockholders	$(3,958)	$(1,952)	$(86,037)

Net loss per share applicable to common stockholders — basic and diluted	$(0.21)	$(0.03)

Weighted average shares used in computing basic and diluted loss per share (in thousands)	19,230	65,241

See accompanying notes to condensed financial statements.

Northwest Biotherapeutics, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(in thousands)
(Unaudited)

			Period from
	Three Months Ended		March 18, 1996
	March 31,		(Inception) to
	2006	2007	March 31, 2007
Cash Flows from Operating Activities:
Net Loss	$(3,958)	$(1,952)	$(78,191)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	10	10	2,313
Amortization of deferred financing costs	—	—	320
Amortization debt discount	771	56	12,302
Accrued interest converted to preferred stock	—	—	260
Accreted interest on convertible promissory note	201	74	1,195
Stock-based compensation costs	2	4	1,116
Gain on sale of intellectual property and royalty rights	—	—	(3,656)
Loss (gain) on sale of property and equipment	(16)	—	273
Warrant valuation	2,113	—	(6,759)
Asset impairment loss	—	—	2,066
Loss on facility sublease	—	—	895
Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	17	3	—
Prepaid expenses and other current assets	31	(131)	190
Accounts payable and accrued expenses	220	653	4,996
Accrued loss on sublease	—	—	(265)
Deferred rent	—	—	410

Net Cash used in Operating Activities	(609)	(1,283)	(62,535)

Cash Flows from Investing Activities:
Purchase of property and equipment, net	—	(11)	(4,591)
Proceeds from sale of property and equipment	16	—	250
Proceeds from sale of intellectual property	—	—	1,816
Proceeds from sale of marketable securities	—	—	2,000
Refund of security deposit	—	—	(3)
Transfer of restricted cash	—	—	(1,035)

Net Cash provided by (used in) Investing Activities	16	(11)	(1,563)

Cash Flows from Financing Activities:
Proceeds from issuance of note payable to stockholder	—	1,000	4,150
Repayment of note payable to stockholder	—	—	(1,650)
Proceeds from issuance of convertible promissory note and warrants, net of issuance costs	300	—	13,099
Borrowing under line of credit, Northwest Hospital	—	—	2,834
Repayment of line of credit, Northwest Hospital	—	—	(2,834)
Repayment of convertible promissory note	(13)	—	(119)
Payment on capital lease obligations	(5)	(2)	(323)
Payments on note payable	—	—	(420)
Proceeds from issuance Series A cumulative preferred stock, net	—	—	28,708
Proceeds from exercise of stock options and warrants	—	—	227
Proceeds from issuance common stock, net	—	—	22,457
Advance on funding commitment for common stock	2,900	—	—
Mandatorily redeemable Series A preferred stock redemption fee	—	—	(1,700)
Deferred financing costs	—	—	(320)

Net Cash provided by Financing Activities	3,182	998	64,109

Net increase (decrease) in cash and cash equivalents	2,589	(296)	11
Cash and cash equivalents at beginning of period	352	307	—

Cash and cash equivalents at end of period	$2,941	$11	$11

			Period from
	Three Months Ended		March 18, 1996
	March 31,		(Inception) to
	2006	2007	March 31, 2007
Supplemental disclosure of cash flow information —
Cash paid during the period for interest	$12	$1	$1,396

Supplemental schedule of non-cash financing activities
Equipment acquired through capital leases	—	—	285
Common stock warrant liability	6,719	—	11,841
Accretion of mandatorily redeemable Series A preferred stock redemption obligation	—	—	1,872
Beneficial conversion feature of convertible promissory notes	64	—	7,242
Conversion of convertible promissory notes and accrued interest to Series D preferred stock	—	—	5,324
Conversion of convertible promissory notes and accrued interest to Series A-1 preferred stock	—	—	7,707
Conversion of convertible promissory notes and accrued interest to common stock	—	—	269
Issuance of Series C preferred stock warrants in connection with lease agreement	—	—	43
Issuance of common stock for license rights	—	—	4
Issuance of common stock and warrants to Medarex	—	—	840
Issuance of common stock to landlord	—	—	35
Deferred compensation on issuance of stock options and restricted stock grants	—	—	759
Cancellation of options and restricted stock	—	—	849
Financing of prepaid insurance through note payable	—	—	491
Stock subscription receivable	—	—	480
See accompanying notes to condensed financial statements.

Northwest Biotherapeutics, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(unaudited)
1.	Basis of Presentation
The accompanying condensed financial statements are unaudited and include the accounts of Northwest Biotherapeutics, Inc. The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. All normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of results to be expected for a full year.
The auditor’s report on the financial statements for the fiscal year ended December 31, 2006 states that because of recurring operating losses, a working capital deficit, and a deficit accumulated during the development stage, there is substantial doubt about the Company’s ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
2.	Summary of significant accounting policies
The significant accounting policies used in the preparation of the Company’s consolidated financial statements are disclosed in the Annual Report on Form 10-K for the year ended December 31, 2006. Additional significant accounting policies are disclosed below.
Accounting for Income Taxes
In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that we recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted FIN 48 effective January 1, 2007 and there was no impact on the Company’s financial statements.
Financial Statement Restatement
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company adopted SAB 108 effective January 1, 2007 and there was no impact on the Company’s financial statements.
3.	Stock-Based Compensation Plans
Effective January 1, 2006, the Company adopted SFAS 123(R), which establishes accounting for stock-based awards exchanged for employee services, using the modified prospective application transition method. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized over the requisite service period. Previously, the Company applied APB 25 and related Interpretations, as permitted by SFAS 123.

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
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no shares purchased under the stock purchase plan during the three months ended March 31, 2007 and 2006, respectively.
The stock-based compensation expense related to stock-based awards under SFAS 123(R) totaled $4,000 and $1,000 for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, the Company had less than $1,000 of total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans.
There were no stock options granted during the three months ended March 31, 2007 and 2006.
4.	Liquidity
Since 2004, the Company has undergone a significant recapitalization pursuant to which Toucan Capital Fund II, L.P. (“Toucan Capital”) has loaned the Company an aggregate of $6.75 million and Toucan Partners LLC, an affiliate of Toucan Capital (“Toucan Partners“), has loaned the Company an aggregate of $4.1 million, including $3.15 million of contingently convertible promissory notes.
On January 26, 2005, the Company entered into a securities purchase agreement with Toucan Capital pursuant to which it purchased 32.5 million shares of the Company’s Series A Preferred Stock at a purchase price of $0.04 per share, for a net purchase price of $1.267 million, net of offering related costs of approximately $24,000. In April 2006, $6.75 million of the notes payable plus all accrued interest due to Toucan Capital were converted into shares of the Company’s Series A-1 Preferred Stock.
From November 14, 2005 through March 9, 2006, the Company issued three promissory notes to Toucan Partners LLC, an affiliate of Toucan Capital, pursuant to which Toucan Partners has loaned the Company an aggregate of $950,000. In April 2007, these notes were amended and restated to conform to the 2007 Convertible Notes and 2007 Warrants. Payment is due under the notes upon written demand on or after June 30, 2007. Interest accrues at 10% per annum, compounded annually, on a 365-day year basis. The principal amount of, and accrued interest on, these notes, as amended, is convertible at Toucan Partners’ election into common stock or Preferred Stock on the same terms as the 2007 Convertible Notes described below.

The $3.15 million in cash advances received from Toucan Partners from October 2006 through April 2007, which were converted into the 2007 Convertible Notes and 2007 Warrants in April 2007, have enabled the Company to continue to operate and advance programs, while attempting to raise additional capital. Although these notes are convertible, the conversion terms will not be fixed until a future date at Toucan Partners’ election. The outstanding principal and accrued interest under the 2007 Convertible Notes may be converted (in whole or in part) on conversion terms equal to the terms of any convertible debt financing from an unaffiliated investor in an aggregate principal amount of at least $150,000 on or before May 15, 2007 (a “Qualified Debt Financing”). In the event that a Qualified Debt Financing does not occur, or Toucan Partners elects in its sole discretion to not convert on such terms, the conversion terms shall be subject to further negotiation between the Company and Toucan Partners.
On March 30, 2006, the Company entered into the PIPE Financing with unrelated investors pursuant to which it raised aggregate gross proceeds of approximately $5.5 million.
As of April 30, 2007, the Company had less than $200,000 of cash. The Company is considered illiquid as this cash is not sufficient to fund the recurring operating and associated financing costs for the next month. Approximately $7.0 million of the Company’s $8.2 million current liabilities at March 31, 2006 were payable to related parties, including the manufacturing costs associated with producing its DCVax® product candidates. The payable balance is reported net of the remaining debt discount. The Company pays approximately $250,000 of the related party liabilities balance per month related to manufacturing of its DCVax® product candidates. Further, during the last quarter of 2006, the Company commenced a clinical trial which has increased its current cash needs.
On May 14, 2007, the Company received a cash advance in the amount of $225,000 from Toucan Partners. The Company and Toucan Partners are presently negotiating the terms pursuant to which this advance will be required to be repaid. This cash advance was immediately deployed to satisfy some-but not all- of the Company’s immediate obligations and did not have a material impact on the Company’s liquidity.
These related parties have not yet agreed to any refinancing, deferral or conversion to equity, and may not do so. If these related party liabilities, the majority of which is currently due, are required to be repaid in the near-term, the Company’s cash is not sufficient to fund its current liabilities. Accordingly, the Company may not be able to continue meeting its obligations on an ongoing basis, if at all. The Company needs to raise significant additional funding to continue its operations, conduct research and development activities, pre-clinical studies and clinical trials necessary to bring its product candidates to market. However, additional funding may not be available on terms acceptable to the Company or at all. The alternative of issuing additional equity or convertible debt securities also may not be available and, in any event, would result in additional dilution to its stockholders. For ongoing operating capital the Company intends to seek additional funds from Toucan Capital, Toucan Partners, or other third parties. Neither Toucan Capital, Toucan Partners nor any other third party is obligated to provide the Company with any additional funds. Any additional equity financing with Toucan Capital, Toucan Partners or any other third party is likely to be dilutive to stockholders and any debt financing, if available, may include additional restrictive covenants. The Company does not believe that its assets would be sufficient to satisfy the claims of all of its creditors in full and to satisfy aggregate liquidation preferences of its preferred stock in full. Therefore, if it were to pursue a liquidation, it is highly unlikely that any proceeds would be received by the holders of its common stock. If the Company is unable to obtain significant additional capital in the near-term, the Company may cease operations at any time.
There can be no assurance that the Company’s efforts to seek funding will be successful. If the Company’s capital raising efforts are unsuccessful, its inability to obtain additional cash as needed could have a material adverse effect on the Company’s financial position, results of operations and its ability to continue its existence. The Company’s independent auditors have indicated in their report on the financial statements, included in the December 31, 2006 annual report on Form 10-K, that there is substantial doubt about the Company’s ability to continue as a going concern.
5.	Net Loss Per Share Applicable to Common Stockholders
For the three months ended March 31, 2007 and 2006, respectively, options to purchase 764,000 and 635,000 shares of common stock and warrants to purchase 166 million and 146 million shares of common and preferred stock were not included in the computation of diluted net loss per share because they were antidilutive. In addition, Series A and Series A-1 preferred stock which is convertible into 225 million shares of common stock is not included in the computation of diluted net loss per share because they were antidilutive given the Company’s net loss position. See Note 6 regarding additional shares of common or preferred stock which may be issuable pursuant to agreements entered into subsequent to March 31, 2007.
6.	Notes Payable
Toucan Partners Loans
From November 14, 2005 through March 9, 2006, the Company issued three promissory notes to Toucan Partners LLC, an affiliate of Toucan Capital, pursuant to which Toucan Partners has loaned the Company an aggregate of $950,000. In April 2007, these notes were amended and restated to conform to the 2007 Convertible Notes and 2007 Warrants. Payment is due under the notes upon written demand on or after June 30, 2007. Interest accrues at 10% per annum, compounded annually, on a 365-day year basis. The principal amount of, and accrued interest on, these notes, as amended, is convertible at Toucan Partners’ election into common stock or Preferred Stock on the same terms as the 2007 Convertible Notes described below.

Proceeds from the issuance of $950,000 senior convertible promissory notes and warrants between November 14, 2005 and March 9, 2006 were allocated between the notes and warrants on a relative fair value basis. The value allocated to the warrants on the date of the grant was approximately $587,000. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate ranging from 4.1% to 4.4%, volatility ranging between 398% and 408%, and a contractual life of 7 years. The value of the warrants was recorded as a deferred debt discount against the $950,000 proceeds of the notes. In addition, a beneficial conversion feature related to the notes was determined to be approximately $363,000. As a result, the total discount on the notes equaled $950,000 which is being amortized over the twelve-month term of the respective notes. Amortization of deferred debt discount of approximately $56,000 and $179,000 was recorded for the three months ended March 31, 2007 and 2006, respectively. Interest accretion on the notes of approximately $74,000 and $18,300 was recorded for the three months ended March 31, 2007 and 2006, respectively.
From October 2006 through April 2007, the Company received a series of a series of cash advances from Toucan Partners in an aggregate principal amount of $3.15 million. In April 2007, these cash advances were converted into a new series of convertible promissory notes (and associated warrants) (collectively the “2007 Convertible Notes” and “2007 Warrants”) that accrue interest at 10% per annum from their respective original cash advance dates. The conversion terms of these notes will not be fixed until a future date at Toucan Partners’ election. The outstanding principal and accrued interest under the 2007 Convertible Notes may be converted (in whole or in part) on conversion terms equal to the terms of any convertible debt financing from an unaffiliated investor in an aggregate principal amount of at least $150,000 on or before May 15, 2007 (a “Qualified Debt Financing”). In the event that a Qualified Debt Financing does not occur, or Toucan Partners elects in its sole discretion to not convert on such terms, the conversion terms shall be subject to further negotiation between the Company and Toucan Partners. These notes carry warrant coverage of 100%. The number of warrant shares issuable upon exercise of each 2007 Warrant will be equal to the number of shares that would be issuable if Toucan Partners elected to convert the principal and accrued interest on the corresponding 2007 Convertible Notes determined as of the date of repayment or conversion of such 2007 Convertible Notes. The exercise price of each 2007 Warrant will be equal to the conversion price of the corresponding 2007 Convertible Note. Accordingly, both the number of shares issuable upon exercise of the warrants and the exercise price of the 2007 Warrants are currently unknown.
The fair value of the conversion feature on the 2007 Convertible Notes has not been recorded due to the existing unspecified terms. Additionally, the Company has not recorded a value for the 2007 Warrants due to the unspecified terms with respect to exercise price and number of warrants.
7.	Contingencies
Potentially Dilutive Securities in Excess of Authorized Number of Common Shares
In accordance with EITF 00-19, the Company accounts for potential shares that can be converted to common stock, that are in excess of authorized shares, as a liability that is recorded at fair value. Upon finalization of the terms of the 2007 Convertible Notes and 2007 Warrants, the Company may be required to record a liability for the fair value of potential shares in excess of authorized shares.
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
Under the Purchase Agreement, the Company agreed to register for resale under the Securities Act of 1933, as amended (the “Securities Act”) both the shares of common stock and the warrant shares. The Company also agreed to other customary obligations regarding registration, including matters relating to indemnification, maintenance of the registration statement, payment of expenses, and compliance with state “blue sky” laws. The Company may be liable for liquidated damages if the registration statement (after being declared effective) ceases to be effective in a manner, and for a period of time, that violates the Company’s obligations under the Purchase Agreement. The amount of the liquidated damages payable to the investors is, in aggregate, one percent (1%) of the aggregate purchase price of the shares per month, subject to a cap of ten percent (10%) of the aggregate purchase price of the shares.

As of April 17, 2007, the Company’s registration statement ceased to be effective. Accordingly, the Company will incur liquidated damages until the Company files a post-effective amendment to the registration statement and such post-effective amendment is declared effective by the SEC.
Legal Proceedings
The Company signed an engagement letter, dated October 15, 2003, with Soma Partners, LLC, or Soma, a New Jersey-based investment bank, pursuant to which we engaged them to locate potential investors. Pursuant to the terms of the engagement letter, any disputes arising between the parties would be submitted to arbitration in the New York metropolitan area. A significant dispute arose between the parties. Soma filed an arbitration claim against us with the American Arbitration Association in New York, NY claiming unpaid commission fees of $186,000 and seeking declaratory relief regarding potential fees for future transactions that may be undertaken by us with Toucan Capital. We vigorously disputed Soma’s claims on multiple grounds. We contended that we only owed Soma approximately $6,000.
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
The Company has no other legal proceeding pending at this time.

8.	Recent Accounting Pronouncements
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
As of April 30, 2007, we had less than $200,000 of cash. We are considered illiquid as this cash is not sufficient to fund the recurring operating and associated financing costs for the next month. Approximately $7.0 million of our $8.2 million current liabilities at March 31, 2007 were payable to related parties, including the manufacturing costs associated with producing our DCVax® product candidates. The payable balance is reported net of the related debt discount. We pay approximately $250,000 of the related party liabilities balance per month related to manufacturing of our DCVax® product candidates. Further, during the last quarter of 2006, we commenced clinical trials which further increased our current cash needs.
These related parties have not yet agreed to any refinancing, deferral or conversion to equity, and may not do so. If these related party liabilities, the majority of which is currently due, are required to be repaid in the near-term, our cash is not sufficient to fund our current liabilities. Accordingly, we may not be able to continue meeting our obligations on an ongoing basis, if at all. We need to raise significant additional funding to continue our operations, conduct research and development activities, pre-clinical studies and clinical trials necessary to bring our product candidates to market. However, additional funding may not be available on terms acceptable to us or at all. The alternative of issuing additional equity or convertible debt securities also may not be available and, in any event, would result in additional dilution to our stockholders. For ongoing operating capital we intend to seek additional funds from Toucan Capital, Toucan Partners, an affiliate of Toucan Capital, or other third parties. Neither Toucan Capital, Toucan Partners nor any other third party is obligated to provide us any additional funds. Any additional equity financing with Toucan Capital, Toucan Partners or any other third party is likely to be dilutive to stockholders and debt financing, if available, may include additional restrictive covenants. We do not believe that our assets would be sufficient to satisfy the claims of all of our creditors in full and to satisfy aggregate liquidation preferences of our preferred stock. Therefore, if we were to pursue a liquidation, it is highly unlikely that any proceeds would be received by our common stockholders. If we are unable to obtain significant additional capital in the near-term, we may cease operations at any time.
Our financial statements for the year ended December 31, 2006 and three months ended March 31, 2007 were prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Nevertheless, we have experienced recurring losses from operations since inception, have a working capital deficit of $7.9 million, and have a deficit accumulated during the development stage of $86.0 million, as of March 31, 2007, that raises substantial doubt about our ability to continue as a going concern and our auditors have issued an opinion on the December 31, 2006 financial statements which states that there is substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The critical accounting policies that involve significant judgments and estimates used in the preparation of our financial statements are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006. New critical accounting policies that involve significant judgments and estimates are disclosed below.
In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that we recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted FIN 48 effective January 1, 2007 and there was no impact on the Company’s financial statements.
In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company adopted SAB 108 effective January 1, 2007 and there was no impact on the Company’s financial statements.
Results of Operations
Operating costs and expenses consist primarily of research and development expenses, including clinical trial expenses when we are actively participating in clinical trials, and general and administrative expenses.
Research and development expenses include salary and benefit expenses and costs of laboratory supplies used in our internal research and development projects.
From our inception through March 31, 2007, we incurred costs of approximately $37.2 million associated with our research and development activities. Because our technologies are unproven, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization.
General and administrative expenses include salary and benefit expenses related to administrative personnel, cost of facilities, insurance, legal support, as well as amortization costs of stock options granted to employees and warrants issued to consultants for their professional services.
To date, our revenues have primarily been derived from the manufacture and sale of research materials, contract research and development services and research grants from the federal government. However, we currently no longer manufacture and sell research materials.
Three Months Ended March 31, 2006 and 2007
Research and Development Expense. Research and development expense increased from $0.4 million for the three months ended March 31, 2006 to $1.3 million for the three months ended March 31, 2007. The increase in research and development expense from 2006 to 2007 is due primarily to the initiation of our DCVax®-Brain Phase II clinical trial. In January 2007, we began to enroll our first patients, which increased our manufacturing costs. Subject to our ability to raise capital resources sufficient to fund such activites, we expect research and development expenses to continue to increase as we initiate additional sites and continue to enroll patients.

General and Administrative Expense. General and administrative expense increased approximately 13% from $443,000 for the three months ended March 31, 2006 to $501,000 for the three months ended March 31, 2007. This increase is due to the increased activities associated with our DCVax®-Brain Phase II clinical trial.
Depreciation and Amortization. Depreciation and amortization was $10,000 for the three months ended March 31, 2006 and 2007. The Company has invested minimally in new property and equipment during the past twelve months.
Total Other Income (Expense), Net. Interest expense decreased from $982,000 for the three months ended March 31, 2006 to $131,000 for the three months ended March 31, 2007. This decrease was due primarily to the fact we had additional notes due to Toucan Capital as of March 31, 2006. These Toucan Capital notes totaling $6.75 million in addition to the related accrued interest were converted into shares of our Series A-1 Preferred Stock in April 2006. In addition, interest expense decreased due to the fact that the discount on the outstanding notes payable at March 31, 2007 was fully amortized during the first quarter of 2007, whereas the debt discount was still being amortized during the same quarter in the prior year.
Liquidity and Capital Resources
Since 2004, we have undergone a significant recapitalization pursuant to which Toucan Capital has loaned us an aggregate of $6.75 million and Toucan Partners has loaned us an aggregate of $4.1 million as of April 30, 2007, including $3.15 million of contingently convertible promissory notes, but not including a recent cash advance in the amount of $225,000, discussed in more detail below under “Recent Events”.
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
From November 14, 2005 through March 9, 2006, we issued three promissory notes to Toucan Partners LLC, an affiliate of Toucan Capital, pursuant to which Toucan Partners has loaned us an aggregate of $950,000. In April 2007, these notes were amended and restated to conform to the 2007 Convertible Notes and 2007 Warrants. Payment is due under the notes upon written demand on or after June 30, 2007. Interest accrues at 10% per annum, compounded annually, on a 365-day year basis. The principal amount of, and accrued interest on, these notes, as amended, is convertible at Toucan Partners’ election into common stock or Preferred Stock on the same terms as the 2007 Convertible Notes described below.
The $3.15 million in cash advances received from Toucan Partners from October 2006 through April 2007, which were converted into the 2007 Convertible Notes and 2007 Warrants in April 2007, have enabled us to continue to operate and advance programs, while attempting to raise additional capital. Although these notes are convertible, the conversion terms will not be fixed until a future date at Toucan Partners’ election. The outstanding principal and accrued interest under the 2007 Convertible Notes may be converted (in whole or in part) on conversion terms equal to the terms of any convertible debt financing from an unaffiliated investor in an aggregate principal amount of at least $150,000 on or before May 15, 2007 (a “Qualified Debt Financing”). In the event that a Qualified Debt Financing does not occur, or Toucan Partners elects in its sole discretion to not convert on such terms, the conversion terms shall be subject to further negotiation between us and Toucan Partners.
On March 30, 2006, we entered into the PIPE Financing with unrelated investors pursuant to which we raised aggregate gross proceeds of approximately $5.5 million.
As of April 30, 2007, we had less than $200,000 of cash. We are considered illiquid as this cash is not sufficient to fund the recurring operating and associated financing costs for the next month. Approximately $7.0 million of our $8.2 million current liabilities at March 31, 2007 were payable to related parties, including the manufacturing costs associated with producing our DCVax® product candidates and notes payable to Toucan Partners. The $4.1 million in notes payable to Toucan Partners is due upon written demand on or after June 30, 2007. The majority of the remaining payables are considered to be currently due. We pay approximately $250,000 of the related party liabilities balance per month related to manufacturing of our DCVax® product candidates. Further, during the last quarter of 2006, we commenced a clinical trial which has increased our current cash needs.

These related parties have not yet agreed to any refinancing, deferral or conversion to equity, and may not do so. If these related party liabilities, the majority of which is currently due, are required to be repaid in the near-term, our cash is not sufficient to fund our current liabilities. Accordingly, we may not be able to continue meeting our obligations on an ongoing basis, if at all. We need to raise significant additional funding to continue our operations, conduct research and development activities, pre-clinical studies and clinical trials necessary to bring our product candidates to market. However, additional funding may not be available on terms acceptable to us or at all. The alternative of issuing additional equity or convertible debt securities also may not be available and, in any event, would result in additional dilution to our stockholders. For ongoing operating capital we intend to seek additional funds from Toucan Capital, Toucan Partners, or other third parties. Neither Toucan Capital, Toucan Partners nor any other third party is obligated to provide us with any additional funds. Any additional equity financing with Toucan Capital, Toucan Partners or any other third party is likely to be dilutive to stockholders and any debt financing, if available, may include additional restrictive covenants. We do not believe that our assets would be sufficient to satisfy the claims of all of our creditors in full and to satisfy aggregate liquidation preferences of our preferred stock in full. Therefore, if we were to pursue a liquidation, it is highly unlikely that any proceeds would be received by the holders of our common stock. If we are unable to obtain significant additional capital in the near-term, we may cease operations at any time.
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
Sources of Cash
During the three months ending March 31, 2007, we received $1.0 million in cash advances from Toucan Partners, which were converted into the 2007 Convertible Notes and 2007 Warrants discussed above. During the three months ended March 31, 2006, we received $2.9 million related to advanced funding received in connection with certain investors’ commitments to purchase common stock as part of the PIPE Financing and $0.3 million from the issuance of a convertible promissory note (and related warrants) to Toucan Partners.
Uses of Cash
We used $1.3 million in cash for operating activities during the three months ended March 31, 2007, compared to $0.6 million for the three months ended March 31, 2006. The increase in cash used in operating activities from 2006 to 2007, was primarily the result of the increase in research and development expense associated with the initiation of our DCVax®-Brain Phase II clinical trial. In January 2007, we began to enroll our first patients, which increased our manufacturing costs. Subject to our ability to raise capital resources to fund such activities, we expect research and development expenses to continue to increase as we initiate additional sites and continue to enroll patients.
We utilized $11,000 in cash for investing activities for the purchase of property and equipment during the three months ended March 31, 2007 compared to $16,000 provided by investing activities during the three months ended March 31, 2006. The cash provided during the three months ended March 31, 2006 consisted of net proceeds from the sale of property and equipment.
Recent Events
On May 14, 2007, we received a cash advance in the amount of $225,000 from Toucan Partners. We and Toucan Partners are presently negotiating the terms pursuant to which this advance will be required to be repaid. This cash advance was immediately deployed to satisfy some- but not all- of our immediate obligations and did not have a material impact on our liquidity.

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
Item 4. Controls and Procedures
Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
(a)	Evaluation of disclosure controls, procedures, and internal controls
Our president, after evaluating, as required, the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), recognized, as of March 31, 2007, that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in our reports under the Exchange Act is recorded, processed, summarized and reported accurately within the time periods required.
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
In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2007 assessment of the effectiveness of our internal control over financial reporting. On March 1, 2007, we hired a part-time chief financial officer.
Changes in Internal Controls
During the period covered by this Report of Form 10-Q, there have not been any changes in our internal controls that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.
As part of a continuing effort to improve our business processes, management is evaluating its internal controls and may update certain controls to accommodate any modifications to its business processes or accounting procedures.

Part II — Other Information
Item 1. Legal Proceedings
Soma Arbitration
The Company signed an engagement letter, dated October 15, 2003, with Soma Partners, LLC, or Soma, a New Jersey-based investment bank, pursuant to which we engaged them to locate potential investors. Pursuant to the terms of the engagement letter, any disputes arising between the parties would be submitted to arbitration in the New York metropolitan area. A significant dispute arose between the parties. Soma filed an arbitration claim against us with the American Arbitration Association in New York, NY claiming unpaid commission fees of $186,000 and seeking declaratory relief regarding potential fees for future transactions that may be undertaken by us with Toucan Capital. We vigorously disputed Soma’s claims on multiple grounds. We contended that we only owed Soma approximately $6,000.
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

Item 1A. Risk Factors
This section briefly discusses certain risks that should be considered by our stockholders and prospective investors. You should carefully consider the risks described below, together with all other information included in this Form 10-Q and our annual report on Form 10-K for the year ended December 31, 2006. If any of the following risks actually occur, our business, financial condition, or operating results could be harmed. In such case, you could lose all of your investment.
We will need to raise additional capital, which may not be available.
As of April 30, 2007, we had less than $200,000 of cash. We are considered illiquid as this cash is not sufficient to fund the recurring operating and associated financing costs for the next month. Approximately $7.0 million of our $8.2 million current liabilities at March 31, 2007 were payable to related parties, including the manufacturing costs associated with producing our DCVax® product candidates and notes payable to Toucan Partners. The $4.1 million in notes payable to Toucan Partners is due upon written demand or after June 20, 2007. The majority of the remaining payables are considered currently due. We pay approximately $250,000 of the related party liabilities balance per month related to our manufacturing of our DCVax® product candidates. Further, during the last quarter of 2006, we commenced clinical trials which will increase our current cash needs.
These related parties have not yet agreed to any refinancing, deferral or conversion to equity, and may not do so. If these related party liabilities, the majority of which is currently due, are required to be repaid in the near-term our cash is not sufficient to fund our current liabilities. Accordingly, we may not be able to continue meeting our obligations on an ongoing basis, if at all. We need to raise significant additional funding to continue our operations, conduct research and development activities, pre-clinical studies and clinical trials necessary to bring our product candidates to market. However, additional funding may not be available on terms acceptable to us or at all. The alternative of issuing additional equity or convertible debt securities also may not be available and, in any event, would result in additional dilution to our stockholders. For ongoing operating capital we intend to seek additional funds from Toucan Capital, Toucan Partners, an affiliate of Toucan Capital, or other third parties. Neither Toucan Capital, Toucan Partners nor any other third party is obligated to provide us any additional funds. Any additional financing with Toucan Capital, Toucan Partners or any other third party is likely to be dilutive to stockholders, and any debt financing, if available, may include additional restrictive covenants. We do not believe that our assets would be sufficient to satisfy the claims of all of our creditors in full and to satisfy aggregate liquidation preferences of our preferred stock. Therefore, if we were to pursue a liquidation it is highly unlikely that any proceeds would be received by our common stockholders. If we are unable to obtain significant additional capital in the near-term, we may cease operations at anytime.
Our auditors have issued a “going concern” audit opinion.
Our independent auditors have indicated in their report on our December 31, 2006 financial statements that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of a liquidation.
We have reduced business umbrella, auto, crime and fiduciary, and directors and officers liability insurance coverage.
Due to our limited resources, our reduced level of operating activity, and reduced liability exposure through the cessation of all clinical trials, we lowered the levels of all of our insurance coverage. When our finances permit and when our level of operating activities rise, our insurance needs will be reassessed. Making a material reduction in our insurance coverage may make it difficult for us to acquire new directors and officers, and will also result in increased exposure to potential liabilities arising from any future litigation, either of which may materially harm our business and results of operations.
We expect to continue to incur substantial losses, and we may never achieve profitability.
We have incurred net losses every year since our incorporation in July 1998 and, as of March 31, 2007, we had a deficit accumulated during the development stage of approximately $86.0 million. We have had net losses applicable to common stockholders as follows:
•	$5.8 million in 2003;
•	$8.5 million in 2004;

•	$9.9 million in 2005; and
•	$1.4 million in 2006; and
•	$2.0 million in the three months ended March 31, 2007.
We expect that these losses will continue and anticipate negative cash flows from operations for the foreseeable future. Because of our current cash position, we will need to secure additional funding to continue operations, and such funding may not be available on terms acceptable to us or at all. In addition, we will need to generate revenue sufficient to cover operating expenses and research and development costs to achieve profitability. We may never achieve or sustain profitability.
As a company in the early stage of development with an unproven business strategy, our limited history of operations makes an evaluation of our business and prospects difficult.
We have had a limited operating history and are at an early stage of development. We may not be able to achieve revenue growth in the future. We have generated the following limited revenues:
•	$529,000 in 2003;
•	$390,000 in 2004;
•	$124,000 in 2005;
•	$80,000 in 2006; and
•	we have not generated any revenue during the three months ended March 31, 2007.

We have derived most of these limited revenues from:
•	the sale of research products to a single customer (and we have subsequently ceased selling research products);
•	contract research and development from related parties; and
•	research grants.
In the future, we anticipate that revenues, if any, will be derived through grants, partnering agreements, and, ultimately, the commercialization of our product candidates.
We may not be able to retain existing personnel.
Since September 2002, we reduced our research and administrative staff approximately 94%, from 67 employees to a remaining staff of three full-time employees and two part-time employees, as of April 30, 2007. The uncertainty of our cash position, workforce reductions, and the volatility in our stock price may create anxiety and uncertainty, which may adversely affect employee morale and cause us to lose employees whom we would prefer to retain. To the extent that we are unable to retain our existing personnel, our business and financial results may suffer.
Failure to obtain regulatory approval for one or more of our product candidates could significantly harm our business.
All of our product candidates are in early stages of development. None of our product candidates will be commercially available in the U.S. prior to Food and Drug Administration, or FDA approval. Significant further research and development, financial resources and personnel will be required to develop commercially viable products and obtain regulatory approvals. Much of our efforts and expenditures over the next few years will be devoted to our lead product candidate DCVax-Brain Success in pre-clinical and early clinical trials does not ensure that subsequent large-scale trials will be successful nor is it a basis for predicting final results. A number of companies in the biotechnology industry have suffered significant setbacks in advanced clinical trials, even after promising results have been achieved in earlier trials. Failure to obtain FDA, approval for one or more of our product candidates could significantly harm our business.
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
We have limited experience in conducting and managing clinical trials. We rely on third parties to assist us in managing and monitoring all of our clinical trials. Our reliance on these third parties may result in delays in completing, or failure to complete, these trials if the third parties fail to perform under the terms of our agreements with them. We may not be able to find a sufficient alternative supplier of these services in a reasonable time period, or on commercially reasonable terms, if at all. If we were unable to obtain an alternative supplier of these services, we might be forced to curtail our Phase II clinical trial for DCVax-Brain.
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
The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Several companies, such as Cell Genesys, Inc., Dendreon Corporation, Immuno-Designed Molecules, Inc., and Antigenics Inc. are actively involved in the research and development of cell-based cancer therapeutics. Of these companies, we believe that only Dendreon and Cell Genesys are carrying-out Phase III clinical trials with a cell-based therapy. No dendritic cell-based therapeutic product is currently approved for commercial sale. Additionally, several companies, such as Medarex, Inc., Amgen, Inc., Agensys, Inc. and Genentech, Inc., are actively involved in the research and development of monoclonal antibody-based cancer therapies. Currently, at least seven antibody-based products are approved for commercial sale for cancer therapy. Genentech is also engaged in several Phase III clinical trials for additional antibody-based therapeutics for a variety of cancers, and several other companies are in early stage clinical trials for such products. Many other third parties compete with us in developing alternative therapies to treat cancer, including:
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
As of April 30, 2007, Toucan Capital beneficially owned an aggregate of approximately 360.7 million shares of our common stock issuable pursuant to conversion of Series A Preferred Stock, Series A-1 Preferred Stock and warrants, representing beneficial ownership of approximately 85% of our outstanding common stock, on an as-converted to common stock basis. In additional, Toucan Partners, an affiliate of Toucan Capital, holds convertible notes in aggregate principal amount of $4.1 million (which had accrued interest of $216,000 as of April 30, 2007). These notes are not currently convertible for a determinable number of shares. Additionally, Toucan Partners holds a series of warrants that are exercisable at the same price as the convertible notes are convertible, which as noted above has not yet been fixed. Once the conversion price has been fixed, the warrants will be exercisable for the same number of shares into which the promissory notes are convertible (including accrued interest a the time of the conversion or repayment of the promissory notes). The Series A Preferred Stock and Series A-1 Preferred Stock is convertible into common stock (at the rate of 1-for-1 in the case of Series A Preferred Stock and at the rate of 1-for-40 in the case of Series A-1 Preferred Stock). This significant concentration of ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Toucan Capital and Toucan Partners have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, they can dictate the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to you.
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
The finalization of the terms of the 2007 Convertible Notes and 2007 Warrants will result in further dilution of the value of our common stock.
A noted above, the number of shares into which the 2007 Convertible Notes can be converted and the number and price of the 2007 Warrants have not yet been determined. Upon completion of the negotiations with Toucan Partners, the finalized terms for these notes and warrants are likely to include additional significant dilution to the value of our existing outstanding common stock.
There may not be an active, liquid trading market for our common stock.
On December 23, 2002, our common stock was delisted from the NASDAQ National Market and our common stock is currently listed on the Over-The-Counter Bulletin Board, or OTCBB, which is generally recognized as being a less active market than NASDAQ. You may not be able to sell your shares at the time or at the price desired. There may be significant consequences associated with our stock trading on the OTCBB rather than a national exchange. The effects of not being able to list our securities on a national exchange include:
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
Our Seventh Amended and Restated Certificate of Incorporation, our Second Amended and Restated Bylaws, as amended (or Bylaws) and stockholder rights plan contain provisions that could delay or prevent a change in our management team. Some of these provisions:
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
In March 2006, we entered into the PIPE Financing, consisting of a private placement of an aggregate of approximately 39.5 million shares and accompanying warrants to purchase an aggregate of approximately 19.7 million shares. In connection with the PIPE Financing, we agreed to register, and subsequently did register, the resale of the shares of common stock sold in the PIPE Financing and the shares underlying the warrants issued in the PIPE Financing. Although that registration statement is no longer effective, we are required to file a post-effective amendment to the registration statement to once again register these shares for resale. Moreover, even in the absence of an effective registration statement covering these shares, these stockholders may currently resell their shares pursuant to, and in accordance with the provisions of, Rule 144 under the Securities Act. The resale of a substantial number of the shares covered by this prospectus, or even the availability of these shares for resale, could have a material adverse impact on our stock price.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
In a series of cash advances from Toucan Partners, the Company raised an aggregate principal amount of $3.15 million between October 2006 through April 2007. In April 2007, these cash advances were converted into the 2007 Convertible Notes and 2007 Warrants which accrue interest at 10% per annum from their respective cash advance dates. Although these notes are convertible, the conversion terms will not be fixed until a future date at Toucan Partners’ election. The outstanding principal and accrued interest under the 2007 Convertible Notes may be converted (in whole or in part) on conversion terms equal to the terms of any convertible debt financing from an unaffiliated investor in an aggregate principal amount of at least $150,000 on or before May 15, 2007 (a “Qualified Debt Financing”). In the event that a Qualified Debt Financing does not occur, or Toucan Partners, an affiliate of Toucan Capital and a controlling shareholder, elects in its sole discretion to not convert on such terms, the conversion terms shall be subject to further negotiation between us and Toucan Partners. These notes carry warrant coverage of 100%. The number of warrant shares issuable upon exercise of each 2007 Warrant will be equal to the number of shares that would be issuable if Toucan Partners elected to convert the principal and accrued interest on the corresponding 2007 Convertible Notes determined as of the date of repayment or conversion of such 2007 Convertible Note. The exercise price of each 2007 Warrant will be equal to the conversion price of the corresponding 2007 Convertible Note. Accordingly, both the number of shares issuable upon exercise of the warrants and the exercise price of the 2007 Warrants are currently unknown.
Item 3. Defaults upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of our stockholders during the three months ended March 31, 2007.
Item 5. Other Information
On May 14, 2007, the Company received a cash advance in the amount of $225,000 from Toucan Partners. The Company and Toucan Partners are presently negotiating the terms pursuant to which this cash advance will be required to be repaid.

Item 6. Exhibits
a)	Exhibits

3.1	Seventh Amended and Restated Certificate of Incorporation, as amended. (3.1.) (1)
3.2	Second Amended and Restated Bylaws of the Company. (3.2) (1)
3.3	Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, as amended. (3.3) (1)
3.4	Certificate of Designations, Preferences and Rights of Series A-1 Cumulative Convertible Preferred Stock. (3.4) (1)
3.5	First Amendment to Second Amended and Restated Bylaws of Northwest Biotherapeutics, Inc. (3.5)
*31.1	Certification of President (Principal Executive Officer), pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer), pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of President (Principal Executive Officer), pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.
**32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer), pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

(1)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Annual Report on Form 10-K filed on April 17, 2007.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bothell, State of Washington, on May 15, 2007.

NORTHWEST BIOTHERAPEUTICS, INC.
By:	/s/ Jim D. Johnston
Jim D. Johnston
Its: Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Alton L. Boynton, Ph.D. Alton L. Boynton, Ph.D.	President and Director (Principal Executive Officer)	May 15, 2007

/s/ Jim D. Johnston	Chief Financial Officer	May 15, 2007

Jim D. Johnston	(Principal Financial and Accounting Officer)

EXHIBIT INDEX

3.1	Seventh Amended and Restated Certificate of Incorporation, as amended. (3.1.) (1)
3.2	Second Amended and Restated Bylaws of the Company. (3.2) (1)
3.3	Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, as amended. (3.3) (1)
3.5	Certificate of Designations, Preferences and Rights of Series A-1 Cumulative Convertible Preferred Stock. (3.4) (1)
3.5	First Amendment to Second Amended and Restated Bylaws of Northwest Biotherapeutics, Inc. (3.5)
*31.1	Certification of President (Principal Executive Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer), pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	Certification of President (Principal Executive Officer), pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.
**32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer), pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

(1)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Annual Report on Form 10-K filed on April 17, 2007.

*	Filed herewith.

**	Furnished herewith.