Form 10-Q
period 2007-06-30
NORTHWEST BIOTHERAPEUTICS INC
filed 2007-08-20
CIK 1072379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of August 15, 2007, the total shares of common stock outstanding is 42,346,088, $0.001 par value.

NORTHWEST BIOTHERAPEUTICS, INC.

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Balance Sheets as of December 31, 2006 and June 30, 2007 (unaudited)	3

Condensed Statements of Operations (unaudited) for the three and six months ended June 30, 2006 and 2007 and the period from March 18, 1996 (inception) to June 30, 2007	4

Condensed Statements of Cash Flows (unaudited) for the six months ended June 30, 2006 and 2007 and the period from March 18, 1996 (inception) to June 30, 2007	5

Notes to Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 1A. Risk Factors	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3. Defaults Upon Senior Securities	35

Item 4. Submission of Matters to a Vote of Security Holders	35

Item 5. Other Information	35

Item 6. Exhibits	36

SIGNATURES	37

INDEX TO EXHIBITS	38

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Part I — Financial Information
NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
Condensed Balance Sheets
(in thousands)

	December 31,	June 30,
	2006	2007
		(Unaudited)
Assets
Current assets:
Cash	$307	$25,393
Accounts receivable	3	—
Prepaid expenses and other current assets	145	631

Total current assets	455	26,024

Property and equipment:
Laboratory equipment	14	25
Office furniture and other equipment	71	86

	85	111
Less accumulated depreciation and amortization	(70)	(102)

Property and equipment, net	15	9
Restricted cash	31	—
Deposit and other non-current assets	3	—

Total assets	$504	$26,033

Liabilities And Stockholders’ Equity
Current liabilities:
Note payable to related parties, net of discount	$2,505	$5,119
Current portion of capital lease obligations	2	—
Accounts payable	493	2,366
Accounts payable, related party	2,852	1,923
Accrued expenses	301	500
Accrued expense, related party	300	863

Total current liabilities	6,453	10,771
Long-term liabilities:
	—	—

Total liabilities	6,453	10,771

Stockholders’ equity:
Preferred stock, $0.001 par value; 300,000,000 shares authorized at December 31, 2006 and June 30, 2007
Series A preferred stock, 50,000,000 and zero shares designated at December 31, 2006 and June 30, 2007, respectively, and 32,500,000 and zero shares issued and outstanding at December 31, 2006 and June 30, 2007, respectively	33	—
Series A-1 preferred stock, 10,000,000 and zero shares designated at December 31, 2006 and June 30, 2007, respectively, and 4,816,863 and zero shares issued and outstanding at December 31, 2006 and June 30, 2007, respectively	5	—
Common stock, $0.001 par value; 800,000,000 shares authorized at December 31, 2006 and June 30, 2007 and 4,349,419 and 42,011,088 shares issued and outstanding at December 31, 2006 and June 30, 2007, respectively	65	42
Additional paid-in capital	78,033	146,245
Deficit accumulated during the development stage	(84,085)	(130,955)

Total stockholders’ equity	(5,949)	15,262

Total liabilities and stockholders’ equity	$504	$26,033

See accompanying notes to condensed financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
Condensed Statements of Operations
(in thousands, except per share data)
(Unaudited)

					Period from
	Three Months Ended		Six Months Ended		March 18, 1996
	June 30,		June 30,		(inception) to
	2006	2007	2006	2007	June 30, 2007

Revenues:
Research material sales	$—	$—	$—	$—	$530
Contract research and development from related parties	—	—	—	—	1,128
Research grants	—	—	—	—	1,061

Total revenues	—	—	—	—	2,719

Operating expenses:
Cost of research material sales	—	—	—	—	382
Research and development	1,217	2,158	1,644	3,469	39,313
General and administrative	733	1,445	1,176	1,946	34,913
Depreciation and amortization	9	6	19	16	2,319
Accrued loss on facility sublease	—	—	—	—	895
Asset impairment loss	7		(9)	—	2,056

Total operating expenses	1,966	3,609	2,830	5,431	79,878

Loss from operations	(1,966)	(3,609)	(2,830)	(5,431)	(77,159)

Other income (expense):
Warrant valuation	9,240	—	7,127	—	6,759
Gain on sale of intellectual property	—	—	—	—	3,656
Interest expense	(858)	(4,733)	(1,839)	(4,864)	(20,565)
Interest income and other	12	387	13	388	1,163

Net income (loss)	6,428	(7,955)	2,471	(9,907)	(86,146)
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	—	(12,349)	—	(12,349)	(12,349)
Modification of Series A preferred stock warrants	—	(2,306)	—	(2,306)	(2,306)
Modification of Series A-1 preferred stock warrants	—	(16,393)	—	(16,393)	(16,393)
Series A preferred stock dividends	—	(334)	—	(334)	(334)
Series A-1 preferred stock dividends	—	(917)	—	(917)	(917)
Warrants issued on Series A and Series A-1 preferred stock dividends	—	(4,664)	—	(4,664)	(4,664)
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	(1,872)
Series A preferred stock redemption fee	—	—	—	—	(1,700)
Beneficial conversion feature of Series D preferred stock	—	—	—	—	(4,274)

Net income (loss) applicable to common stockholders	$6,428	$(44,918)	$2,471	$(46,870)	$(130,955)

Net income/loss per share applicable to common stockholders — basic	$1.52	$(5.56)	$0.89	$(7.53)

Weighted average shares used in computing basic net income/loss per share	4,225	8,074	2,762	6,222

Net income/loss per share applicable to common stockholders — diluted	$0.39	$(5.56)	$0.15	$(7.53)

Weighted average shares used in computing diluted net income/loss per share	15,234	8,074	13,770	6,222

See accompanying notes to condensed financial statements.

Northwest Biotherapeutics, Inc.
(A Development Stage Company)
Condensed Statements of Cash Flows
(in thousands)
(Unaudited)

			Period from
	Six Months Ended		March 18, 1996
	June 30,		(Inception) to
	2006	2007	June 30, 2007
Cash Flows from Operating Activities:
Net Income (Loss)	$2,471	$(9,907)	$(86,146)
Reconciliation of net income (loss) to net cash used in operating activities:
Depreciation and amortization	19	16	2,319
Amortization of deferred financing costs	—	—	320
Amortization debt discount	1,561	5,253	17,499
Accrued interest converted to preferred stock	—	—	260
Accreted interest on convertible promissory note	260	183	1,304
Stock-based compensation costs	3	4	1,116
Gain on sale of intellectual property and royalty rights	—	—	(3,656)
Loss (gain) on sale of property and equipment	(16)	—	273
Warrant valuation	(7,127)	—	(6,759)
Asset impairment loss	—	—	2,066
Loss on facility sublease	—	—	895
Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	17	3	—
Prepaid expenses and other current assets	(7)	(452)	(131)
Accounts payable and accrued expenses	(455)	1,706	6,049
Accrued loss on sublease	—	—	(265)
Deferred grant revenue	—	—	—
Deferred rent	—	—	410

Net Cash used in Operating Activities	(3,274)	(3,194)	(64,446)

Cash Flows from Investing Activities:
Purchase of property and equipment, net	—	(11)	(4,591)
Proceeds from sale of property and equipment	16	—	250
Proceeds from sale of intellectual property	—	—	1,816
Proceeds from sale of marketable securities	—	—	2,000
Refund of security deposit	—	—	(3)
Transfer of restricted cash	—	—	(1,035)

Net Cash provided by (used in) Investing Activities	16	(11)	(1,563)

Cash Flows from Financing Activities:
Proceeds from issuance of note payable to stockholder	—	2,600	5,750
Repayment of note payable to stockholder	—	(225)	(1,875)
Proceeds from issuance of convertible promissory note and warrants, net of issuance costs	300	—	13,099
Borrowing under line of credit, Northwest Hospital	—	—	2,834
Repayment of line of credit, Northwest Hospital	—	—	(2,834)
Repayment of convertible promissory note	(13)	—	(119)
Payment on capital lease obligations	(7)	(2)	(323)
Payments on note payable	—	—	(420)
Proceeds from issuance Series A cumulative preferred stock, net	—	—	28,708
Proceeds from exercise of stock options and warrants	8	—	227
Proceeds from issuance common stock, net	5,084	25,918	48,375
Advance on funding commitment for common stock	—	—	—
Mandatorily redeemable Series A preferred stock redemption fee	—	—	(1,700)
Deferred financing costs	—	—	(320)

Net Cash provided by Financing Activities	5,372	28,291	91,402

Net increase in cash	2,114	25,086	25,393
Cash at beginning of period	352	307	—

Cash at end of period	$2,466	$25,393	$25,393

			Period from
	Six Months Ended		March 18, 1996
	June 30,		(Inception) to
	2006	2007	June 30, 2007
Supplemental disclosure of cash flow information — Cash paid during the period for interest	$2	$—	$1,396

Supplemental schedule of non-cash financing activities:
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	—	12,349	12,349
Modification of Series A preferred stock warrants	—	2,306	2,306
Modification of Series A-1 preferred stock warrants	—	16,393	16,393
Series A preferred stock dividends	—	334	334
Series A-1 preferred stock dividends	—	917	917
Warrants issued on Series A and Series A-1 preferred stock dividends	—	4,664	4,664
Equipment acquired through capital leases	—	—	285
Common stock warrant liability	6,523	—	11,841
Accretion of mandatorily redeemable Series A preferred stock redemption obligation	—	—	1,872
Beneficial conversion feature of convertible promissory notes	64	—	7,242
Conversion of convertible promissory notes and accrued interest to Series D preferred stock	—	—	5,324
Conversion of convertible promissory notes and accrued interest to Series A-1 preferred stock	7,707	—	7,707
Conversion of convertible promissory notes and accrued interest to common stock	269	—	269
Issuance of Series C preferred stock warrants in connection with lease agreement	—	—	43
Issuance of common stock for license rights	—	—	4
Issuance of common stock and warrants to Medarex	—	—	840
Issuance of common stock to landlord	—	—	35
Deferred compensation on issuance of stock options and restricted stock grants	—	—	759
Cancellation of options and restricted stock	—	—	849
Stock subscription receivable	—	—	491
Financing of prepaid insurance through note payable	—	—	480

See accompanying notes to condensed financial statements.

Northwest Biotherapeutics, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements
(unaudited)
1. Basis of Presentation
The accompanying condensed financial statements are unaudited and include the accounts of Northwest Biotherapeutics, Inc. (the “Company”). The accompanying unaudited condensed financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). All normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the three and six-month periods ended June 30, 2007 are not necessarily indicative of results to be expected for a full year.
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
2. Summary of significant accounting policies
The significant accounting policies used in the preparation of the Company’s condensed financial statements are disclosed in the Annual Report on Form 10-K for the year ended December 31, 2006. Additional significant accounting policies for fiscal 2007 are disclosed below.
Cash
All liquid investments with maturities of three months or less at the date of purchase are considered cash. The Company maintains cash deposits in excess of insured limits with certain financial institutions.
Accounting for Income Taxes
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that we recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 were effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted FIN 48 effective January 1, 2007 and there was no impact on the Company’s financial statements.
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

Accounting for Nonrefundable Advance Payments
In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities, (“EITF 07-3”) which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. The Company does not expect the adoption of EITF 07-3 to have a material impact on the financial results of the Company.
3. Stock-Based Compensation Plans
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which establishes accounting for stock-based awards exchanged for employee services, using the modified prospective transition method. Accordingly, stock-based compensation cost is measured at grant date, based on the fair value of the award, over the requisite service period. Previously, the Company applied APB Opinion No. 25 and related interpretations, as permitted by SFAS No. 123.
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
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no shares purchased under the Company’s employee stock purchase plan during the three and six months ended June 30, 2007 and 2006.
The stock-based compensation expense related to stock-based awards under SFAS No. 123(R) totaled approximately $4,000 for both the three and six months ended June 30, 2007, respectively. As of June 30, 2007, the Company had less than $1,000 of total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans.
There were no stock options granted during the three and six month periods ended June 30, 2007 and 2006.

Stock Option Plans
The Company has established a new stock option plan, which became effective on June 22, 2007 (the “2007 Stock Option Plan”). The Company has reserved a total of 5,480,868 shares of its $0.001 par value common stock (“Common Stock”) for issue in respect of options granted under the plan. The plan provides for the grant to employees of the Company, its parents and subsidiaries, including officers and employee directors, of “incentive stock options” within the meaning of Section 422 of the US Internal Revenue Code of 1986 and for the grant of non-statutory stock options to the employees, officers, directors, including non-employee directors, and consultants of the Company, its parents and subsidiaries. To the extent an optionee would have the right in any calendar year to exercise for the first time one or more incentive stock options for shares having an aggregate fair market value, under all of the Company’s plans and determined as of the grant date, in excess of $100,000, any such excess options will be treated as non-statutory options.
In addition, the Company has amended its existing equity plans effective June 22, 2007 such that no further option grants may be made under those plans.
4. Liquidity
Since 2004, the Company has undergone a significant recapitalization pursuant to which Toucan Capital Fund II, L.P. (“Toucan Capital”) has loaned the Company an aggregate of $6.75 million and Toucan Partners LLC, an affiliate of Toucan Capital (“Toucan Partners”), has loaned the Company an aggregate of $4.825 million (excluding $225,000 in proceeds from a demand note that was received on June 13, 2007 and repaid on June 27, 2007) .
On January 26, 2005, the Company entered into a securities purchase agreement with Toucan Capital pursuant to which it purchased 32.5 million shares of the Company’s Series A cumulative convertible preferred stock (the “Series A Preferred Stock”) at a purchase price of $0.04 per share, for a net purchase price of $1.267 million, net of offering related costs of approximately $24,000. In April 2006, the $6.75 million of notes payable plus all accrued interest due to Toucan Capital were converted into shares of the Company’s Series A-1 cumulative convertible Preferred Stock (the “Series A-1 Preferred Stock”).
The $4.825 million loaned to the Company by Toucan Partners is comprised of a series of transactions. From November 14, 2005 through March 9, 2006, the Company issued three promissory notes to Toucan Partners, pursuant to which Toucan Partners loaned the Company an aggregate of $950,000. In April 2007, these notes were amended and restated to conform to the 2007 Convertible Notes and 2007 Warrants described in Note 6. Payment is due under the notes upon written demand on or after June 30, 2007. Interest accrues at 10% per annum, compounded annually, on a 365-day year basis. The principal amount of, and accrued interest on, these notes, as amended, is convertible at Toucan Partners’ election into Common Stock on the same terms as the 2007 Convertible Notes described in Note 6.
In addition to the $950,000 of promissory notes described above, Toucan Partners provided $3.15 million in cash advances from October 2006 through April 2007, which were converted into the 2007 Convertible Notes and 2007 Warrants in April 2007. The Company and Toucan Partners also entered into two new promissory notes to fix the terms of the two additional cash advances provided by Toucan Partners to the Company on May 14, 2007 and May 25, 2007 in the aggregate amount of $725,000, and issued warrants to purchase shares of the Company’s capital stock to Toucan Partners in connection with each such note. These notes and warrants are on the same terms as the previous 2007 Convertible Notes and 2007 Warrants and the proceeds of these notes enabled the Company to continue to operate and advance programs, while raising additional equity financing.
The aggregate outstanding principal of $4.825 million and related accrued interest under the 2007 Convertible Notes may be converted (in whole or in part) into Common Stock at a conversion price of $0.60 per share.
On March 30, 2006, the Company entered into a securities purchase agreement with unrelated investors pursuant to which it raised aggregate gross proceeds of approximately $5.5 million.
Placement of Shares of Common Stock with Foreign Institutional Investors
On June 22, 2007, the Company placed 15,789,473 shares of its Common Stock with foreign institutional investors at a price of £0.95 per share. The gross proceeds from the placement were approximately £15.0 million or $29.9 million, while net proceeds from the offering, after deducting commissions and expenses, were approximately £13.0 million or $25.9 million. The Company plans to use the net proceeds from the placement to fund clinical trials, product and process development, working capital and repayment of certain existing debt.

Despite the receipt of these proceeds, the Company expects to require additional funding to achieve profitability and there can be no assurance that the Company’s efforts to seek such funding will be successful. If the Company’s capital raising efforts are unsuccessful, its inability to obtain additional cash as needed could have a material adverse effect on the Company’s financial position, results of operations and its ability to continue its existence. The Company’s independent auditors have indicated in their report on the financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2006, that there is substantial doubt about the Company’s ability to continue as a going concern.
Conversion of Preferred Stock and Related Matters
On June 1, 2007, the Company issued to Toucan Capital a new warrant to purchase the Company’s Series A-1 Preferred Stock (“Toucan Capital Series A-1 Warrant”) in exchange for the cancellation of all previously issued warrants to purchase Series A-1 Preferred Stock (or, at the election of Toucan Capital, any other equity or debt security of the Company) held by Toucan Capital. The new Toucan Capital Series A-1 Warrant is exercisable for 6,471,333 shares of Series A-1 Preferred Stock (plus shares of Series A-1 Preferred Stock attributable to accrued dividends on the shares of Series A-1 Preferred Stock held by Toucan Capital), (with each such Series A-1 Preferred Share convertible into 2.67 shares of Common Stock at $0.60 per share) as compared to the 3,062,500 shares of Series A-1 Preferred Stock (with each such Series A-1 Preferred Share convertible into 2.67 shares of Common Stock at $0.60 per share) that were previously issuable to Toucan Capital upon exercise of the warrants being cancelled.
Also on June 1, 2007, the Company and Toucan Capital amended Toucan Capital’s warrant to purchase Series A convertible preferred stock (“Series A Preferred Stock”) (“Toucan Capital Series A Warrant”) to increase the number of shares of Series A Preferred Stock that are issuable upon exercise of the warrant to 32,500,000 shares of Series A Preferred Stock (plus shares of Series A Preferred Stock attributable to accrued dividends on the shares of Series A Preferred Stock held by Toucan Capital) from 13,000,000 shares of Series A Preferred Stock.
In connection with the modifications of the Series A and Series A-1 Preferred Stock warrants, the Company recognized reductions in earnings applicable to common stockholders in June 2007 of $2.3 million and $16.4 million, respectively. The fair value of the warrant modifications were determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 5.0% volatility of 398%, and a contractual life of 7 years.
On June 15, 2007, the Company, Toucan Capital, and Toucan Partners entered into a conversion agreement (“Conversion Agreement”) which became effective on June 22, 2007 upon the admission of the Company’s Common Stock to trade on the Alternative Investment Market (“AIM”) of the London Stock Exchange (“Admission”).
Pursuant to the terms of the Conversion Agreement (i) Toucan Capital agreed to convert and has converted all of its shares of the Company’s Series A Preferred Stock and Series A-1 Preferred Stock (in each case, excluding any accrued and unpaid dividends) into Common Stock and agreed to eliminate a number of rights, preferences and protections associated with the Series A Preferred Stock and Series A-1 Preferred Stock, including the liquidation preference entitling Toucan Capital to certain substantial cash payments and (ii) Toucan Partners agreed to eliminate all of its existing rights to receive Series A-1 Preferred Stock under certain notes and warrants (and thereafter to receive shares of Common Stock rather than shares of Series A-1 Preferred Stock), and the rights, preferences and protections associated with the Series A-1 Preferred Stock, including the liquidation preference that would entitle Toucan Partners to certain substantial cash payments, in return for issuance by the Company of an aggregate of 6,860,561 additional shares of Common Stock, to be apportioned between Toucan Capital and Toucan Partners as to 4,287,851 and 2,572,710 shares of Common Stock, respectively. In connection with the issuance of these shares, the Company recognized a further reduction of earnings applicable to common stockholders of $12.3 million in June 2007.
Following conversion by Toucan Capital of all of its shares of the Company’s Series A Preferred Stock and Series A-1 Preferred Stock, no shares of either series of preferred stock remained outstanding. Accordingly, as approved by the board of directors of the Company, upon Admission on June 22, 2007, the Company filed with the Secretary of State of the State of Delaware a Certificate of Elimination of the Company’s Series A Cumulative Convertible Preferred Stock and a Certificate of Elimination of the Company’s Series A-1 Cumulative Convertible Preferred Stock, to eliminate the Company’s Series A Preferred Stock and Series A-1 Preferred Stock, respectively. In addition, under the terms of the Conversion Agreement (i) the Toucan Capital Series A Warrant is exercisable for 2,166,667 shares of Common Stock rather than shares of Series A Preferred Stock (plus shares of Common Stock, rather than shares of Series A Preferred Stock, attributable to accrued dividends on the shares of Series A Preferred Stock previously held by Toucan Capital that were converted into Common Stock upon Admission, subject to the further provisions of the Conversion Agreement as described below) and (ii) the Toucan Capital Series A-1 Warrant is exercisable for an aggregate of 17,256,888 shares of Common Stock rather than shares of Series A-1 Preferred Stock (plus shares of Common Stock, rather than shares of Series A-1 Preferred Stock, attributable to accrued dividends on the shares of Series A-1 Preferred Stock previously held by Toucan Capital that were converted into Common Stock upon Admission), subject to further provisions of the Conversion Agreement as described below.

As noted above, the 32,500,000 shares of Series A Preferred Stock held by Toucan Capital converted, in accordance with their terms, into 2,166,667 shares of Common Stock and the 4,816,863 shares of Series A-1 Preferred Stock held by Toucan Capital converted, in accordance with their terms, into 12,844,968 shares of Common Stock, and the convertible promissory notes issued by the Company to Toucan Partners in aggregate principal amount of $4.825 million (the “2007 Convertible Notes”) and associated warrants (the “2007 Warrants”) became convertible and exercisable solely for shares of Common Stock.
Under the terms of the Conversion Agreement, Toucan Capital also agreed to temporarily defer receipt of the accrued and unpaid dividends on its shares of Series A Preferred Stock and Series A-1 Preferred Stock of an amount equal to $334,340 and $917,451, respectively, until not later than September 30, 2007. To the extent that all accrued and unpaid dividends are not paid in cash on or before September 30, 2007, Toucan Capital may elect, in its sole discretion, to have the accrued and unpaid dividends satisfied, in whole or in part (including through a combination of the following), by (A) cash payment; (B) offset or satisfaction of the applicable exercise prices of some or all the Toucan Capital Series A Warrants and/or the Toucan Capital Series A-1 Warrants, such that the aggregate exercise price of such warrants is reduced by an amount equal to the amount of accrued and unpaid dividends being satisfied through such adjustment; or (C) the issuance of shares of Common Stock at $0.60 per share, and as may be further adjusted for stock splits, stock dividends, reverse stock splits and similar actions effected after the date of the Conversion Agreement. If Toucan Capital elects to have the accrued and unpaid dividends of approximately $1,251,791 satisfied in whole by the issuance of shares of Common Stock at $0.60 per share, Toucan Capital would be issued approximately 2,086,318 shares of Common Stock as of June 30, 2007.
5. Net Income (Loss) Per Share Applicable to Common Stockholders
Effective June 19, 2007, all shares of the Company’s Common Stock issued and outstanding were combined and reclassified on a one-for-fifteen basis (the “Reverse Stock Split). The effect of the Reverse Stock Split has been retroactively applied to all periods presented in the accompanying condensed financial statements and notes thereto.
In addition, as more fully discussed in Note 4 above, the Company’s Series A and Series A-1 Preferred Stock has been converted into Common Stock effective June 22, 2007 and accrued and unpaid dividends on its shares of Series A Preferred Stock and Series A-1 Preferred Stock in an amount equal to $334,340 and $917,451, respectively, have been recorded. Under the terms of the Toucan Capital Series A Warrant and the Toucan Capital Series A-1 Warrant described above, Toucan Capital also received warrants associated with these dividends with an aggregate fair value of $4.67 million, which entitle Toucan Capital to purchase an additional 1,345,057 shares of Common Stock at $0.60 per share and 1,266,477 shares of Common Stock at $0.15 per share, respectively. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 5.0% volatility of 205%, and contractual lives ranging from 4.5 to 6 years. The aggregate value of the preferred stock dividends and the dividend-related warrants has been recorded as a reduction in earnings applicable to common stockholders.
The following Common Stock equivalents on an as-converted basis were excluded from the calculation of diluted net income (loss) per share, as the effect would be antidilutive (in thousands):

	June 30,
	2007	2006

Common stock options	51	19
Common stock warrants	1,425	38
Preferred stock warrants	19,424	—
Warrants on preferred stock dividends	2,612	—
Convertible promissory notes	8,529	—
Convertible promissory note warrants	8,529	—

See Note 4 above regarding additional shares of Common Stock which may be issuable to Toucan Capital pursuant to the deferral of payment of accrued dividends on Series A and Series A-1 Preferred Stock in accordance with the terms of the Conversion Agreement.
For the three and six months ended June 30, 2006, options to purchase 15,000 shares of Common Stock and warrants to purchase approximately 9.4 million shares of Common Stock were included in the computation of diluted net income per share because they were dilutive. Convertible promissory notes having a face value of $950,000 were also considered to be dilutive for purposes of computing diluted net income per share. In determining the amount of net income used to compute diluted earnings per share, the Company applied the “if converted method.” Accordingly, net income for the three and six months ended June 30, 2006 has been increased by approximately $23,000 and $41,000, respectively, representing interest expense that would have been avoided if the debt had been converted as of April 1, 2006 and January 1, 2006, respectively. Additionally, net income for the three and six months ended June 30, 2006, has been decreased by approximately $482,000 representing the expense for the unamortized discount of the beneficial conversion feature as of April 1, 2006 and January 1, 2006. The conversion of the convertible debt increases the number of shares outstanding for purposes of computing diluted net income per share by approximately 1.6 million shares for both the three and six month periods ended June 30, 2006.
6. Notes Payable
Toucan Partners Loans
From November 14, 2005 through March 9, 2006, the Company issued three promissory notes and associated warrants to Toucan Partners pursuant to which Toucan Partners loaned the Company an aggregate of $950,000. In April 2007, these notes were amended and restated to conform to the 2007 Convertible Notes and 2007 Warrants described below. Payment is due under the notes upon written demand on or after June 30, 2007. Interest accrues at 10% per annum, compounded annually, on a 365-day year basis. The principal amount of, and accrued interest on, these notes, as amended, is convertible into Common Stock on the same terms as the 2007 Convertible Notes.
Proceeds from the issuance of $950,000 senior convertible promissory notes and warrants between November 14, 2005 and March 9, 2006 were allocated between the notes and warrants on a relative fair value basis. The value allocated to the warrants on the date of the grant was approximately $587,000. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate ranging from 4.1% to 4.4%, volatility ranging between 398% and 408%, and a contractual life of 7 years. The value of the warrants was recorded as a deferred debt discount against the $950,000 proceeds of the notes. In addition, a beneficial conversion feature related to the notes was determined to be approximately $363,000. As a result, the total discount on the notes equaled $950,000 which was amortized over the original twelve-month term of the respective notes. As of March 31, 2007, the original debt discount was fully amortized. Amortization of the original deferred debt discount of approximately $237,000 and $416,000 was recorded for the three and six months ended June 30, 2006, respectively
From October 2006 through April 2007, the Company received a series of cash advances from Toucan Partners in an aggregate principal amount of $3.15 million. In April 2007, these cash advances were converted into a new series of convertible promissory notes (and associated warrants), the 2007 Convertible Notes and “2007 Warrants”, that accrue interest at 10% per annum from their respective original cash advance dates; however, the conversion terms of these notes and the exercise price of these warrants were not fixed. On June 1, 2007, the Company and Toucan Partners amended the 2007 Convertible Notes and 2007 Warrants to specify and fix the conversion and exercise prices thereof. The Company and Toucan Partners also entered into two new promissory notes to fix the terms of the two additional cash advances provided by Toucan Partners to the Company on May 14, 2007 and May 25, 2007 in the aggregate amount of $725,000, and issued warrants to purchase shares of the Company’s capital stock to Toucan Partners in connection with each such note. These notes and warrants have the same terms as the previous 2007 Convertible Notes and 2007 Warrants. As amended, the 2007 Convertible Notes provided that the principal and interest thereon was convertible into shares of the Company’s Series A-1 Preferred Stock at the conversion price of $1.60 per share, (with each such share of Series A-1 Preferred Stock convertible into 2.67 shares of Common Stock at $0.60 per share) or, at the election of Toucan Partners, any other equity security of the Company (at a conversion price of $0.60 per share). As amended, the 2007 Warrants provided that they were exercisable for shares of Series A-1 Preferred Stock at the exercise price of $1.60 per share (with each such share of Series A-1 Preferred Stock convertible into 2.67 shares of Common stock at $0.60 per share) or, at the election of Toucan Partners, any other equity security of the Company (at an exercise price of $0.60 per share). Each of the 2007 Warrants is exercisable for the same number of shares that the corresponding 2007 Convertible Note is convertible into at the time of exercise or, if earlier, the date on which the corresponding 2007 Convertible Note is either converted or repaid in full.

In recognition of the modification to the 2007 Convertible Notes and 2007 Warrants, the aggregate proceeds of $3,875,000 received from Toucan Partners between October 2006 and May 2007 and the aggregate proceeds of $950,000 received from Toucan Partners between November 14, 2005 and March 9, 2006 were reallocated between the notes (including accrued interest) and warrants on a relative fair value basis as of June 1, 2007. The value allocated to the warrants on the date of the modification was approximately $3.7 million. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 4.9%, volatility of 240%, and a contractual life of 7 years. The value of the warrants was recorded as a deferred debt discount against the $4.825 million proceeds (plus accrued interest) of the notes. In addition, a beneficial conversion feature related to the notes was determined to be approximately $1.4 million. As a result, the total discount on the notes (including accrued interest) equaled $5.1 million which has been expensed in its entirety in June 2007 in recognition of the June 30, 2007 maturity date of the respective notes. Interest accretion on the notes of approximately $109,000 and $182,000 was recorded for the three and six months ended June 30, 2007, respectively. Interest accretion on the notes of approximately $23,400 and $41,700 was recorded for the three and six months ended June 30, 2006, respectively.
Pursuant to the terms of the Conversion Agreement discussed in Note 4 above, which became effective on June 22, 2007, Toucan Partners agreed to eliminate all of its existing rights to receive Series A-1 Preferred Stock in connection with the 2007 Convertible Notes and 2007 Warrants (and thereafter to receive shares of Common Stock at $0.60 per share rather than shares of Series A-1 Preferred Stock at $1.60 per share), and the rights, preferences and protections associated with the Series A-1 Preferred Stock, including the liquidation preference that would entitle Toucan Partners to certain substantial cash payments, in return for the issuance by the Company of 2,572,710 shares of Common Stock.
At June 30, 2007, the principal and cumulative interest balance of the 2007 Convertible Notes totaled $4.825 million and $0.293 million, respectively, and were convertible into 8,529,479 shares of Common Stock and Toucan Partners held 2007 Warrants to purchase a further 8,529,479 shares of Common Stock at $0.60 per share.
7. Related Party Transactions
On July 30, 2004, the Company entered into a service agreement with Cognate Therapeutics, Inc. (now known as Cognate BioServices, Inc., or Cognate), a contract manufacturing and services organization in which Toucan Capital has a majority interest. In addition, two of the principals of Toucan Capital are members of Cognate’s board of directors and, on May 17, 2007, the managing director of Toucan Capital was appointed to serve as a director of the Company and to serve as the non-executive Chairperson of the Company’s board of directors. Under the service agreement, the Company agreed to utilize Cognate’s services for an initial two-year period, related primarily to manufacturing DCVax® product candidates, regulatory advice, research and development preclinical activities and managing clinical trials. The agreement expired on July 30, 2006; however the Company continued to utilize Cognate’s services under the same terms as set forth in the expired agreement. On May 17, 2007, the Company entered into a new services agreement with Cognate pursuant to which Cognate will provide certain consulting and, when needed, manufacturing services to the Company for its DCVax®-Brain Phase II clinical trial. Under the terms of the new contract, the Company paid a non-refundable contract initiation fee of $250,000 and committed to pay budgeted monthly service fees of $400,000, subject to quarterly true-ups, and monthly facility fees of $150,000. The Company may terminate this agreement with 180 days notice and payment of all reasonable wind-up costs and Cognate may terminate the contract in the event that the brain cancer clinical trial fails to complete enrollment by July 1, 2009. However, if such termination by the Company occurs at any time prior to the earlier of the submission of an FDA biological license application/new drug application on the Company’s brain cancer clinical trial or July 1, 2010; or, such termination by Cognate results from failure of the brain cancer clinical trial to complete patient enrollment by July 1, 2009, the Company shall make an additional termination fee payment to Cognate equal to $2 million.
During the three and six months ending June 30, 2007, respectively, the Company recognized approximately $1.7 million and $2.4 million of research and development costs related to these service agreements. During the three and six months ending June 30, 2006, respectively, the Company recognized approximately $0.7 million and $0.9 million of research and development costs related to these service agreements. As of June 30, 2007 and December 31, 2006, the Company owed Cognate approximately $1.4 million and $2.2 million, respectively.
In accordance with a recapitalization agreement dated April 26, 2004 between the Company and Toucan Capital, as amended and restated on July 30, 2004 and further amended ten times between October 22, 2004 and November 14, 2005, pursuant to which Toucan Capital agreed to recapitalize the Company by making loans to the Company, the Company accrued and paid certain legal and other administrative costs on Toucan Capital’s behalf. During the three and six months ending June 30, 2007, respectively, the Company recognized approximately $540,000 and $558,000 of general and administrative costs related to this recapitalization agreement and to certain other costs incurred by Toucan Capital on the Company’s behalf. Approximately $360,000 of these costs relate to activities which took place prior to 2007. During the three and six months ending June 30, 2006, respectively, the Company recognized approximately $101,000 and $139,000 of general and administrative costs related to the recapitalization agreement. Pursuant to the terms of the Conversion Agreement discussed above. The recapitalization agreement was terminated on June 22, 2007.

8. Contingencies
Reduction in Authorized Number of Common and Preferred Shares
Pursuant to an amendment of the Company’s Certificate of Incorporation approved by the Company’s stockholders on June 13, 2007, the Company has approved an amendment to its Certificate of Incorporation, reducing the number of authorized shares of Common Stock from 800 million to 100 million and the number of authorized shares of Preferred Stock from 300 million to 20 million. This amendment will take effect approximately 20 days following the mailing of an information statement to the Company’s stockholders setting out the details of such amendment.
Private Placement
On March 30, 2006, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with a group of accredited investors pursuant to which the Company sold an aggregate of approximately 2.63 million shares of its Common Stock, at a price of $2.10 per share (the ”PIPE Shares”), and to issue, for no additional consideration, warrants to purchase up to an aggregate of approximately 1.3 million shares of Company’s Common Stock (the”Warrant Shares”).
Under the Purchase Agreement, the Company agreed to register for resale under the Securities Act of 1933, as amended (the “Securities Act”) both the PIPE Shares and the Warrant Shares. The Company also agreed to other customary obligations regarding registration, including matters relating to indemnification, maintenance of the registration statement, payment of expenses, and compliance with state “blue sky” laws. The Company may be liable for liquidated damages if the registration statement (after being declared effective) ceases to be effective in a manner, and for a period of time, that violates the Company’s obligations under the Purchase Agreement. The amount of the liquidated damages payable to the investors is, in aggregate, one percent (1%) of the aggregate purchase price of the shares per month, subject to a cap of ten percent (10%) of the aggregate purchase price of the shares.
As of April 17, 2007, the Company’s registration statement ceased to be effective. Accordingly, the Company will incur liquidated damages until the Company files a post-effective amendment to the registration statement and such post-effective amendment is declared effective by the SEC. During the three months ended June 30, 2007, the Company accrued liquidated damages in the amount of $83,000 as a charge to interest expense.
Legal Proceedings
Soma Arbitration
The Company signed an engagement letter, dated October 15, 2003, with Soma Partners, LLC(“Soma”) a New Jersey-based investment bank, pursuant to which it engaged them to locate potential investors. Pursuant to the terms of the engagement letter, any disputes arising between the parties would be submitted to arbitration in the New York metropolitan area. A dispute arose between the parties. Soma filed an arbitration claim against us with the American Arbitration Association in New York, NY claiming unpaid commission fees of $186,000 and seeking declaratory relief regarding potential fees for future transactions that may be undertaken by the Company with Toucan Capital. The Company contended that it only owed Soma approximately $6,000.
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
The arbitration proceedings occurred from March 8-10, 2005 and on May 24, 2005, the arbitrator ruled in our favor and denied all claims of Soma. In particular, the arbitrator decided that the Company did not owe Soma the fees and warrants sought by Soma, that the Company would not owe Soma fees in connection with future financings, if any, and that the Company had no obligation to pay any of Soma’s attorneys’ fees or expenses. The arbitrator agreed with the Company that the only amount the Company owed Soma was $6,702.87, which payment the Company made on May 27, 2005.

On August 29, 2005, Soma filed a notice of petition to vacate the May 24, 2005 arbitration award issued by the Supreme Court of the State of New York. On December 30, 2005, the Supreme Court of the State of New York dismissed Soma’s petition.
On February 3, 2006, Soma filed another notice of appeal with the Supreme Court of the State of New York. On December 6, 2006, the Company filed our brief for this appeal and on December 12, 2006, Soma filed its reply brief. On June 19, 2007, the Appellate Division, First Department of the Supreme Court of the State of New York, reversed the December 30, 2005 decision and ordered a new arbitration proceeding. On July 26, 2007, the Company filed a Motion for Leave to Appeal with the Court of Appeals of the State of New York and on August 3, 2007 Soma filed its reply brief. The Company intends to defend itself against the claims of Soma.
Lonza Patent Infringement Claim
On July 27, 2007, Lonza Group AG filed a complaint against the Company in the United States District Court for the District of Delaware alleging patent infringement relating to recombinant DNA methods, sequences, vectors, cell lines and host cells. The complaint seeks temporary and permanent injunctions enjoining the Company from infringing Lonza’s patents and unspecified damages. The Company believes that Lonza’s claims have no merit. The Company intends to defend itself against the action.
Stockholder Class Action Lawsuit
Rosenblat, et al.
On August 13, 2007 a complaint was filed in the US District Court for the Western District of Washington naming the Company, the Chairperson of its Board of Directors, Linda Powers, and its Chief Executive Officer, Alton Boynton as defendants in a class action for violation of securities laws. The complaint was filed on behalf of purchasers of the Company’s common stock between July 9, 2007 and July 18, 2007 and alleges violations of Section 10b of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Company disputes these claims, intends to file a timely answer and vigorously defend this action.
SEC Inquiry
On August 13, 2007, we received a letter of non-public informal inquiry from the SEC regarding the events surrounding our application for Swiss regulatory approval and related press releases dated July 9, 2007 and July 16, 2007. We plan to provide a timely response.
Management Warrants
On November 13, 2003, we borrowed an aggregate of $335,000 from certain members of our management. As part of this loan, the lenders received warrants exercisable to acquire an aggregate of 0.25 million shares of our Common Stock. From March 2006 through May 2006, all of these warrants were exercised for Common Stock on a net exercise basis, pursuant to the terms of the warrants.
Two former members of our management who had participated as lenders these management loans have claimed that they are entitled to receive, for no additional cash consideration, an aggregate of up to approximately 0.63 million (prior to our 1 for 15 reverse stock split) additional shares of our Common Stock due to the alleged triggering of an anti-dilution provision in the warrant agreements. We do not believe that these claims have merit and, in the event such claims are pursued, we intend to vigorously defend them.
The Company has no other legal proceeding pending at this time.

9. Recent Accounting Pronouncements
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
In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities, (“EITF 07-3”) which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. The Company does not expect the adoption of EITF 07-3 to have a material impact on the financial results of the Company.
Item. 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the notes to those statements included with this report. In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words “believe,” “expect,” “intend,” “anticipate,” and similar expressions are used to identify forward-looking statements, but some forward-looking statements are expressed differently. Many factors could affect our actual results, including those factors described under “Risk Factors” elsewhere in this report. These factors, among others, could cause results to differ materially from those presently anticipated by us. You should not place undue reliance on these forward-looking statements.
Overview
We are a development stage biotechnology company focused on discovering, developing and commercialising immunotherapy products that generate and enhance immune system responses to treat cancer. Currently approved cancer treatments are frequently ineffective, can cause undesirable side effects and provide marginal clinical benefits. Our approach in developing cancer therapies utilises our expertise in the biology of dendritic cells, which are a type of white blood cell that activate the immune system. Our cancer therapies have been demonstrated in clinical trials to significantly extend both time to recurrence and survival, whilst providing a superior quality of life with no debilitating side effects when compared with current therapies.
Our platform technology, DCVax®, uses a patient’s own dendritic cells, the starter engine of the immune system. The dendritic cells are extracted from the body, loaded with tumor biomarkers or “antigens”, thereby creating a personalized therapeutic vaccine. Injection of these cells back into the patient initiates a potent immune response against cancer cells, resulting in delayed time to progression and prolonged survival. Our lead product candidate is DCVax®-Brain which targets Glioblastoma Multiforme (“GBM”), the most lethal form of brain cancer. DCVax®-Brain has entered a Phase II FDA-allowed clinical trial, which is designed and powered as a pivotal trial (i.e. a trial from which a company may go directly to product approval). Following this trial, we anticipate filing a biologic license application (or “BLA”) with the FDA for DCVax®- Brain. DCVax®-Prostate, which targets hormone independent (i.e. late stage) prostate cancer, has also been cleared by the FDA to commence a Phase III clinical trial, which is also designed and powered as a pivotal trial. Additional activities have included pre-clinical development of antibody drugs targeting CXCR4, a chemokine receptor that plays a central role in all three phases of cancer progression: expansion of the primary tumor, migration of tumor cells and establishment of distant metastases. We completed an initial public offering of our common stock on the NASDAQ market in December 2001, and on the AIM market of the London Stock Exchange in June 2007.
In February 2007, we, through our legal representative, applied to the Bundesamt für Gesundheit (“BAG” or “Office Fédéral de la Santé Publique”) for an Authorization for Use (“Autorisation d’exploitation”). In June 2007, we, through our legal representative have received such “Autorisation” from the BAG as an import/export authorization (“Autorisation pour activités transfrontalières avec des transplants”). This authorization is conditional upon certain implementation commitments that we will have to fulfill before the import/export activity can proceed (e.g., finalizing our pending arrangements for a clean-room suite for processing of patients’ immune cells). The process of this fulfillment is under way and is anticipated to be competed during the fall of this year.

This Authorization will allow us to export patients’ immune cells and tumor tissue for vaccine manufacturing in the USA, and import the patients’ DCVax®-Brain finished vaccines into Switzerland.
In the BAG’s processing and decision on our application and data, Swissmedic (“Institut Suisse des Agents Thérapeutiques”) only conducted the inspection and did not conduct any evaluation of the safety or efficacy of DCVax®-Brain. Such evaluation by Swissmedic will be done within the assessment of a Marketing Authorization Application. We plan to apply for Marketing Authorization by the end of this year. A Marketing Authorization is processed and decided by Swissmedic, is not limited to selected medical centers, and allows full marketing and commercialization.
We are also conducting a Phase II pivotal trial in 141 patients in the U.S. Presently we have four clinical sites with open enrollment. We plan to seek product approval in both the US and EU in 2009, based upon the results of the Phase II pivotal trial.
DCVax®-Brain has been granted orphan drug status in both the U.S. and the EU. Such status will afford DCVax®-Brain 7 years of market exclusivity in the U.S. and 10 years in the EU, if DCVax®-Brain is the first product of its type to reach product approval.
On June 22, 2007, we placed 15,789,473 shares of its Common Stock with foreign institutional investors at a price of £0.95 per share. The gross proceeds from the placement were approximately £15.0 million or $29.9 million, while net proceeds from the offering, after deducting commissions and expenses, were approximately £13.0 million or $25.9 million. We plan to use the net proceeds from the placement to fund clinical trials, product and process development, working capital and repayment of certain existing debt.
Despite the receipt of these proceeds, we may require additional funding to achieve profitability and there can be no assurance that our efforts to seek such funding will be successful. If our capital raising efforts are unsuccessful, our inability to obtain additional cash as needed could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. Our independent auditors have indicated in their report on the financial statements, included in the December 31, 2006 annual report on Form 10-K, that there is substantial doubt about our ability to continue as a going concern.
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

Research and development expenses include salary and benefit expenses and costs of laboratory supplies used in our internal research and development projects, as well as consulting and pre-manufacturing costs incurred with respect to our third party manufacturer.
From our inception through June 30, 2007, we incurred costs of approximately $39.3 million associated with our research and development activities. Because our technologies are unproven, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization.
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
Three Months Ended June 30, 2006 and 2007
Total Revenues. We did not recognize any revenues during the three months ended June 30, 2006 and 2007. To date, our revenues have primarily been derived from the manufacture and sale of research materials, contract research and development services and research grants from the federal government.
Cost of Research Material Sales. Cost of research material sales were zero for the three months ended June 30, 2006 and 2007. As discussed above, we have withdrawn from selling research materials effective December 31, 2005.
Research and Development Expense. Research and development expense increased from $1.2 million for the three months ended June 30, 2006 to $2.2 million for the three months ended June 30, 2007. The increase in research and development expense from 2006 to 2007 is due primarily to the initiation of our DCVax®-Brain Phase II clinical trial. In January 2007, we prepared for the enrollment of our first patients, which increased our pre-manufacturing and consulting costs. These costs have continued to increase as we initiate additional sites.
General and Administrative Expense. General and administrative expense increased from $733,000 for the three months ended June 30, 2006 to $1,445,000 for the three months ended June 30, 2007. We have expanded our business activities internationally, especially in Switzerland, and as a result have incurred higher legal, patent and consulting costs. Additionally, in the three months ended June 30, 2007, we recognized approximately $540,000 of general and administrative costs related to the Toucan Capital recapitalization agreement and to certain other costs incurred by Toucan Capital on the Company’s behalf. Approximately $360,000 of these costs relate to activities which took place prior to 2007.
Depreciation and Amortization. Depreciation and amortization decreased from $9,000 during the three months ended June 30, 2006 to $6,000 for the three months ended June 30, 2007. This decrease was primarily due to the majority of the assets becoming fully depreciated during the three months ended June 30, 2007.
Total Other Income (Expense), Net. Interest expense increased from $858,000 for the three months ended June 30, 2006 to approximately $4.7 million for the three months ended June 30, 2007. Interest expense is primarily related to the debt discount and interest accretion associated with the convertible promissory notes and warrants debt financing. Interest expense increased significantly during the three months ended June 30, 2007 due to the immediate amortization of the debt discount associated with the June 1, 2007 amendment to certain convertible notes payable to Toucan Partners on June 30, 2007. In addition, we recorded a warrant valuation gain of $9.2 million during the three months ended June 30, 2006 with respect to the revaluation of the potential shares that could be issued in excess of the available authorized shares. We did not have a similar gain or loss during the three months ended June 30, 2007.

Six Months Ended June 30, 2006 and 2007
Total Revenues. We did not recognize any revenues during the six months ended June 30, 2006 and 2007. To date, our revenues have primarily been derived from the manufacture and sale of research materials, contract research and development services and research grants from the federal government.
Cost of Research Material Sales. Cost of research material sales were zero for the six months ended June 30, 2006 and 2007. As discussed above, we have withdrawn from selling research materials effective December 31, 2005.
Research and Development Expense. Research and development expense increased from $1.6 million for the six months ended June 30, 2006 to $3.5 million for the six months ended June 30, 2007. The increase in research and development expense from 2006 to 2007 is due primarily to the initiation of our DCVax®-Brain Phase II clinical trial. In January 2007, we began to prepare for the enrollment of our first patients, which increased our pre-manufacturing costs. These costs have continued to increase as we initiate additional sites and prepare to enroll patients.
General and Administrative Expense. General and administrative expense increased from $1.2 million for the six months ended June 30, 2006 to $1.9 million for the six months ended June 30, 2007. We have expanded our business activities internationally, especially in Switzerland, and as a result have incurred higher legal, patent and consulting costs. Additionally, in the six months ended June 30, 2007, we recognized approximately $558,000 of general and administrative costs related to the Toucan Capital recapitalization agreement and to certain other costs incurred by Toucan Capital on the Company’s behalf. Approximately $360,000 of these costs relate to activities which took place prior to 2007.
Depreciation and Amortization. Depreciation and amortization decreased from $19,000 for the six months ended June 30, 2006 to $16,000 for the six months ended June 30, 2007. This decrease was primarily due to the majority of the assets becoming fully depreciated during the second quarter of 2007.
Total Other Income (Expense), Net. Interest expense increased from $1.8 million for the six months ended June 30, 2006 to approximately $4.9 million for the six months ended June 30, 2007. Interest expense is primarily related to the debt discount and interest accretion associated with the convertible promissory notes and warrants debt financing. Interest expense increased significantly during the six months ended June 30, 2007 due to the immediate amortization of the debt discount associated with the June 1, 2007 amendment to certain convertible notes payable to Toucan Partners on June 30, 2007. In addition, we recorded a warrant valuation gain of $7.1 million during the six months ended June 30, 2006 with respect to the revaluation of the potential shares that could be issued in excess of the available authorized shares. We did not have a similar gain or loss during the six months ended June 30, 2007.
Liquidity and Capital Resources
Since 2004, we have undergone a significant recapitalization pursuant to which Toucan Capital has loaned us an aggregate of $6.75 million and Toucan Partners, loaned us an aggregate of $4.825 million (excluding $225,000 in proceeds from a demand note that was received on June 13, 2007 and repaid on June 27, 2007).
On January 26, 2005, we entered into a securities purchase agreement with Toucan Capital pursuant to which it purchased 32.5 million shares of our Series A cumulative convertible preferred stock (the “Series A Preferred Stock”) at a purchase price of $0.04 per share, for a net purchase price of $1.267 million, net of offering related costs of approximately $24,000. In April 2006, the $6.75 million of notes payable plus all accrued interest due to Toucan Capital were converted into shares of our Series A-1 cumulative convertible preferred stock (the “Series A-1 Preferred Stock).
Toucan Partners has loaned us an aggregate of $4.825 million through a series of transactions. From November 14, 2005 through March 9, 2006, we issued three promissory notes to Toucan Partners, pursuant to which Toucan Partners has loaned us an aggregate of $950,000. In April 2007, these notes were amended and restated to conform to the 2007 Convertible Notes and 2007 Warrants. Payment is due under the notes upon written demand on or after June 30, 2007. Interest accrues at 10% per annum, compounded annually, on a 365-day year basis. The principal amount of, and accrued interest on, these notes, as amended, is convertible at Toucan Partners’ election into Common Stock on the same terms as the 2007 Convertible Notes described below.
In addition to the $950,000 of promissory notes described above, Toucan Partners provided $3.15 million in cash advances from October 2006 through April 2007, which were converted into the 2007 Convertible Notes and 2007 Warrants in April 2007. Toucan Partners also entered into two new promissory notes with us to fix the terms of the two additional cash advances provided by Toucan Partners to us on May 14, 2007 and May 25, 2007 in the aggregate amount of $725,000, and issued warrants to purchase shares of our capital stock to Toucan Partners in connection with each such note. These notes and warrants are on the same terms as the previous 2007 Convertible Notes and 2007 Warrants and enabled us to continue to operate and advance programs, while raising additional equity financing.

The aggregate outstanding principal of $4.825 million and related accrued interest under the 2007 Convertible Notes may be converted (in whole or in part) into Common Stock at a conversion price of $0.60 per share.
On March 30, 2006, we entered into a securities purchase agreement with unrelated investors the “PIPE Financing”) pursuant to which we raised aggregate gross proceeds of approximately $5.5 million.
On June 22, 2007, we placed 15,789,473 shares of our Common Stock with foreign institutional investors at a price of £0.95 per share. The gross proceeds from the placement were approximately £15.0 million or $29.9 million, while net proceeds from the offering, after deducting commissions and expenses, were approximately £13.0 million or $25.9 million. We plan to use the net proceeds from the placement to fund clinical trials, product and process development, working capital and repayment of certain existing debt.
We have also submitted an application to the FDA for cost recovery for our Phase II pivotal trial in brain cancer. If this application is granted, we will be permitted to charge patients or their insurers for the direct costs of DCVax®-Brain during this clinical trial. We consider our cost recovery application to the FDA extremely important and central to our plans for moving forward with our product development programs. If we do not receive approval of our cost recovery application, we will still be able, with the proceeds from the June 22, 2007 placement, to proceed with our Phase II brain cancer trial for DCVax®-Brain and the Swiss application for approval of this product candidate. However, we will not be able to move forward with any of our other DCVax® product candidates for the other cancers for which we already have investigational new drug applications cleared by the FDA for early stage trials without additional capital. We will also be constrained in developing our second generation manufacturing processes, which offer substantial product cost reductions. We expect to hear a decision from the FDA on our cost recovery application in the near future.
As of June 30, 2007, we had approximately $25.4 million of cash. We intend to use this cash to fund current operations and reduce our current liabilities, including our liabilities to related parties. Approximately $7.6 million of our $10.5 million current liabilities at June 30, 2007 were payable to related parties, including the costs associated with preparing to produce our DCVax® product candidates and notes payable to Toucan Partners. The $4.825 million in notes payable to Toucan Partners plus accrued interest of approximately $0.3 million is due upon written demand on or after June 30, 2007. In addition, Toucan Capital is entitled to the receipt of approximately $1.3 million of cash dividends that are accrued and unpaid on Series A Preferred Stock and Series A-1 Preferred Stock dividends, which are payable on or before September 30, 2007. Toucan Capital is also entitled to approximately $863,000 which has been accrued with respect to costs incurred through June 30, 2007 and considered reimbursable pursuant to the Recapitalization Agreement.
Despite our improved cash position, we expect to require additional funding to achieve profitability and there can be no assurance that our efforts to seek such funding will be successful. If our capital raising efforts are unsuccessful, our inability to obtain additional cash as needed could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. Our independent auditors have indicated in their report on the financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2006, that there is substantial doubt about our ability to continue as a going concern.
Sources of Cash
During the six months ending June 30, 2007, we received $2.375 million in cash advances from Toucan Partners, which were converted into the 2007 Convertible Notes and 2007 Warrants discussed above. Additionally, we received $225,000 from Toucan Partners on June 13, 2007 in the form of a $225,000 demand note bearing interest of 10% (“Demand Note”). The Demand Note was repaid on June 27, 2007.
On June 22, 2007, we placed 15,789,473 shares of our Common Stock with foreign institutional investors at a price of £0.95 per share. The gross proceeds from the placement were approximately £15.0 million pr $29.9 million, while net proceeds from the offering, after deducting commissions and expenses, were approximately £13.0 million or $25.9 million.

During the six months ended June 30, 2006, we received net proceeds of $5.1 million from the sale of Common Stock as part of the PIPE Financing and $300,000 from the issuance of a convertible promissory note (and related warrants) to Toucan Partners, which were converted into the 2007 Convertible Notes and 2007 Warrants discussed above.
Uses of Cash
We used $3.19 million in cash for operating activities during the six months ended June 30, 2007, compared to $3.27 million for the six months ended June 30, 2006. The slight decrease in cash used in operating activities from 2006 to 2007 occurred despite the significant increase in our pre-manufacturing activities due to higher accounts payable balances at June 30, 2007. These payable balances will be reduced by payments made from the proceeds of the June 22, 2007 Common Stock placement discussed above.
We generated $16,000 in cash from investing activities during the six months ended June 30, 2006 compared to $11,000 used in investing activities during the six months ended June 30, 2007. The cash provided during the six months ended June 30, 2006 consisted of net proceeds from the sale of property and equipment and the cash used during the six months ended June 30, 2007 consisted of purchases of property and equipment.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Interest Rate Risk
Our exposure to market risk is presently limited to the interest rate sensitivity of our cash and cash equivalents which is affected by changes in the general level of U.S. and U.K. interest rates. We are exposed to interest rate changes primarily as a result of our investment activities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our cash and cash equivalents in interest-bearing instruments, primarily money market funds. Our interest rate risk management objective with respect to our borrowings is to limit the impact of interest rate changes on earnings and cash flows. Due to the nature of our cash and cash equivalents, we believe that we are not subject to any material market risk exposure. We do not have any other derivative financial instruments.
Foreign Currency Exchange Rate Risk
As a corporation with contractual arrangements overseas, we are exposed to changes in foreign exchange rates. These exposures may change over time and could have a material adverse impact on our financial results. At this time we do not have a program to hedge this exposure as we do not anticipate any material effect on our financial position given the current level of payments in foreign currencies.
Item 4. Controls and Procedures
Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
(a) Evaluation of disclosure controls, procedures, and internal controls
Our President/Chief Executive Officer and our Chief Financial Officer, after evaluating, as required, the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), recognized, as of June 30, 2007, that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in our reports under the Exchange Act is recorded, processed, summarized and reported accurately within the time periods required.

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
As part of a continuing effort to improve our business processes, management is evaluating its internal controls and intends to update certain controls to accommodate any modifications to its business processes or accounting procedures.

Part II — Other Information
Item 1. Legal Proceedings
Soma Arbitration
We signed an engagement letter, dated October 15, 2003, with Soma Partners, LLC, or Soma, a New Jersey-based investment bank, pursuant to which we engaged them to locate potential investors. Pursuant to the terms of the engagement letter, any disputes arising between the parties would be submitted to arbitration in the New York metropolitan area. A dispute arose between the parties. Soma filed an arbitration claim against us with the American Arbitration Association in New York, NY claiming unpaid commission fees of $186,000 and seeking declaratory relief regarding potential fees for future transactions that may be undertaken by us with Toucan Capital. We vigorously disputed Soma’s claims on multiple grounds. We contended that we only owed Soma approximately $6,000.
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
On August 29, 2005, Soma filed a notice of petition to vacate the May 24, 2005 arbitration award issued by the Supreme Court of the State of New York. On December 30, 2005, the Supreme Court of the State of New York dismissed Soma’s petition.
On February 3, 2006, Soma filed another notice of appeal with the Supreme Court of the State of New York. On December 6, 2006, we filed our brief for this appeal and on December 12, 2006, Soma filed its reply brief. On June 19, 2007, the Appellate Division, First Department of the Supreme Court of the State of New York, reversed the December 30, 2005 decision and ordered a new arbitration proceeding. On July 26, 2007, we filed a Motion for Leave to Appeal with the Court of Appeals of the State of New York and on August 3, 2007 Soma filed its reply brief. We intend to vigorously defend ourself against the claims of Soma.
Lonza Patent Infringement Claim
On July 27, 2007, Lonza Group AG filed a complaint against us in the United States District Court for the District of Delaware alleging patent infringement relating to recombinant DNA methods, sequences, vectors, cell lines and host cells. The complaint seeks temporary and permanent injunctions enjoining us from infringing Lonza’s patents and unspecified damages. We believe that Lonza’s claims have no merit. We dispute the allegations in the complaint, deny the claims of infringement and particularly note that our DCVax®-Brain product, which is moving toward early commercialization, does not now involve, and has never involved, any gene expression technology. We intend to vigorously defend ourself against the action.
Stockholder Class Action Lawsuit
Rosenblat, et al.
On August 13, 2007 a complaint was filed in the US District Court for the Western District of Washington naming the Company, the Chairperson of its Board of Directors, Linda Powers, and its Chief Executive Officer, Alton Boynton as defendants in a class action for violation of securities laws. The complaint was filed on behalf of purchasers of the Company’s common stock between July 9, 2007 and July 18, 2007 and alleges violations of Section 10b of the Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The Company disputes these claims, intends to file a timely answer and vigorously defend this action.
SEC Inquiry
On August 13, 2007, we received a letter of non-public informal inquiry from the SEC regarding the events surrounding our application for Swiss regulatory approval and related press releases dated July 9, 2007 and July 16, 2007. We plan to provide a timely response.

Management Warrants
On November 13, 2003, we borrowed an aggregate of $335,000 from certain members of our management. As part of this loan, the lenders received warrants exercisable to acquire an aggregate of 0.25 million shares of our Common Stock. From March 2006 through May 2006, all of these warrants were exercised for Common Stock on a net exercise basis, pursuant to the terms of the warrants.
Two former members of management who had participated as lenders in our management loans have claimed that they are entitled to receive, for no additional cash consideration, an aggregate of up to approximately 0.63 million additional shares of our Common Stock due to the alleged triggering of an anti-dilution provision in the warrant agreements. We do not believe that these claims have merit and, in the event such claims are pursued, we intend to vigorously defend them.
We have no other legal proceeding pending at this time.
Item 1A. Risk Factors
This section briefly discusses certain risks that should be considered by our stockholders and prospective investors. You should carefully consider the risks described below, together with all other information included in this Form 10-Q and those risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006. If any of the following risks actually occur, our business, financial condition, or operating results could be harmed. In such case, you could lose all of your investment.
We are likely to continue to incur substantial losses, and may never achieve profitability.
We have incurred net losses every year since our incorporation in July 1998. We expect that these losses will continue and anticipate negative cash flows from operations for the foreseeable future. We are reliant on the proceeds of the June 2007 Placement to continue our operations. In addition, we will need to generate revenue sufficient to cover operating expenses, clinical trial expenses and some research and development costs to achieve profitability. We may never achieve or sustain profitability.
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
We have had a limited operating history and we are at an early stage of development. We may not be able to achieve revenue growth in the future. We have generated the following limited revenues: $529,000 in 2003; $390,000 in 2004; $124,000 in 2005; and $80,000 in 2006. We have derived most of these limited revenues from: the sale of research products to a single customer; contract research and development from related parties; and research grants. In the future, the directors anticipate that revenues, if any, will be derived through grants, partnering agreements, and, ultimately, the commercialization of our product candidates.

We will need to raise additional capital, which may not be available.
Additional capital may be required in the future to support and fund the research, development and commercialization of our product candidates. If we require additional funds and we are unable to obtain them on a timely basis or on favorable terms, we may be required to curtail or cease certain of our operations. We may raise additional funds by issuing additional Common Stock or additional shares convertible into shares of Common Stock, in which case, the ownership interest of our stockholders will be diluted.
We may not be able to retain existing personnel.
We employ three full-time employees (Alton Boynton, our President, Chief Executive Officer and Secretary, Marnix L. Bosch, our Chief Technical Officer and Lorie Calvo, our Director of Operations) and two part-time employees (Jim D. Johnston, our General Counsel and Chief Financial Officer and Scott Sanzone, our Vice President of Finance). The uncertainty of our business prospects, and the volatility in the price of our Common Stock may create anxiety and uncertainty, which may adversely affect employee morale and cause us to lose employees whom we would prefer to retain. To the extent that we are unable to retain existing personnel, our business and financial results may suffer.
We may not be able to attract expert personnel.
In order to pursue our product development and marketing plans, we will be required to engage additional management personnel and personnel with expertise in clinical testing, government regulation, manufacturing and marketing. Attracting and retaining qualified personnel, consultants and advisors will be critical to our success. There can be no assurance that we will be able to attract personnel on acceptable terms given the competition for such personnel among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions. The failure to attract any of these personnel could impede the achievement of our development objectives.
We must rely at present on a single relationship with a third-party contract manufacturer, which will limit our ability to control the availability of our product candidates in the near-term.
We rely upon a single contract manufacturer Cognate. The majority owner of Cognate is Toucan Partners. Cognate provides consulting services and is the manufacture of our product candidates. At present, we have an agreement in place with Cognate pursuant to which Cognate has agreed to provide manufacturing and other services in connection with our pivotal Phase II clinical trial for DCVax®-Brain. The agreement requires minimum monthly payments irrespective of whether any DCVax® products are manufactured. The agreement does not extend to providing services in respect of commercialization of the DCVax®-Brain product, nor for other clinical trials or commercialization of any of our other product candidates. If and to the extent we wish to engage Cognate to manufacture our DCVax®-Brain for commercialization or any of our other product candidates (including DCVax®-Prostate) for clinical trials or commercialization, we will need to enter into a new agreement with Cognate or another third-party manufacturer which might not be feasible on a timely or favorable basis. The failure to timely enroll patients in our clinical trials will have an adverse impact on our financial results due, in part, to the minimum monthly payments that we make to Cognate.
Problems with our contract manufacturer’s facilities or processes could result in a failure to produce, or a delay in production, of adequate supplies of our product candidates. Any prolonged interruption in the operations of our contract manufacturers’ facilities could result in cancellation of shipments or a shortfall in availability of a product candidate. A number of factors could cause interruptions, including the inability of a supplier to provide raw materials, equipment malfunctions or failures, damage to a facility due to natural disasters, changes in FDA regulatory requirements or standards that require modifications to our manufacturing processes, action by the FDA or by us that results in the halting or slowdown of production of components or finished product due to regulatory issues, the contract manufacturer going out of business or failing to produce product as contractually required or other similar factors. Because manufacturing processes are highly complex and are subject to a lengthy FDA approval process, alternative qualified production capacity may not be available on a timely basis or at all. Difficulties or delays in our contract manufacturer’s manufacturing and supply of components could delay our clinical trials, increase our costs, damage our reputation and, if our product candidates are approved for sale, cause us to lose revenue or market share if it is unable to timely meet market demands.
Our success partly depends on existing and future collaborators.
We work with scientists and medical professionals at academic and other institutions, including UCLA, the University of Pennsylvania, M.D. Anderson Cancer Centre and the H. Lee Moffitt Cancer Centre, among others, some of whom have conducted research for us or assist in developing our research and development strategy. We do not employ these scientists and medical professionals. They may have commitments to, or contracts with, other businesses or institutions that limit the amount of time they have available to work with us. We have little control over these individuals. We can only expect that they devote time to us as required by our license, consulting and sponsored research agreements. In addition, these individuals may have arrangements with other companies to assist in developing technologies that may compete with our products. If these individuals do not devote sufficient time and resources to our programs, or they provide substantial assistance to our competitors, our business could be seriously harmed.

The success of our business strategy may partially depend upon our ability to develop and maintain our collaborations and to manage them effectively. Due to concerns regarding our ability to continue our operations, or regarding the commercial feasibility of our personalized DCVax® product candidates these third parties may decide not to conduct business with us, or may conduct business with us on terms that are less favorable than those customarily extended by them. If either of these events occurs, our business could suffer significantly.
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
We may be subject to litigation that will be costly to defend or pursue and uncertain in its outcome.
In addition to the Soma arbitration, Lonza patent infringement claims and Rosenblatt securities claims discussed above in “Legal Proceedings,” our business may bring us into conflict with those whom we have contractual or other business relationships, or with our competitors or others whose interests differ from ours. If we are unable to resolve these conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against us. That litigation is likely to be expensive and may require a significant amount of management’s time and attention, at the expense of other aspects of our business.
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
We rely on third parties to assist us in managing and monitoring all our clinical trials. Our reliance on these third parties may result in delays in completing, or failure to complete, these trials if the third parties fail to perform under the terms of our agreements with them. We may not be able to find a sufficient alternative supplier of these services in a reasonable time period, or on commercially reasonable terms, if at all. If we were unable to obtain an alternative supplier of these services, we might be forced to curtail our Phase II clinical trial for DCVax®-Brain.
Our product candidates will require a different distribution model than conventional therapeutic products.
The nature of our product candidates will mean that different systems and method will need to be followed for the distribution and delivery of the products than is the case for conventional therapeutic products. The personalized nature of these products, the need for centralized storage, and the requirement to maintain the products in frozen form may mean that we may not be able to take advantage of distribution networks normally used for conventional therapeutic products. If our product candidates are approved, it may take time for hospitals and physicians to adapt to the requirements for handling and storage of these products which may adversely affect their sales.
We lack sales and marketing experience and as a result may experience significant difficulties commercializing our research product candidates.
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
Competition in the biotechnology and biopharmaceutical industry is intense and most of our competitors have substantially greater resources than us.
The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Several companies, such as Cell Genesys, Inc., Dendreon Corporation, Immuno-Designed Molecules, Inc., Celldex Therapeutics, Inc., Ark Therapeutics plc, Oxford Biomedica plc, Argos Therapeutics, Inc. and Antigenics, are actively involved in the research and development of immunotherapies or cell-based cancer therapeutics. Of these companies, the directors believe that only Dendreon and Cell Genesys are carrying-out Phase III clinical trials with a cell-based therapy. No dendritic cell-based therapeutic product is currently approved for commercial sale. Additionally, several companies, such as Medarex, Inc., Amgen, Inc., Agensys, Inc., and Genentech, Inc., are actively involved in the research and development of monoclonal antibody-based cancer therapies. Currently, at least seven antibody-based products are approved for commercial sale for cancer therapy. Genentech is also engaged in several Phase III clinical trials for additional antibody-based therapeutics for a variety of cancers, and several other companies are in early stage clinical trials for such products. Many other third parties compete with us in developing alternative therapies to treat cancer, including: biopharmaceutical companies; biotechnology companies; pharmaceutical companies; academic institutions; and other research organizations.
Most of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals and marketing than us. In addition, many of these competitors have become active in seeking patent protection and licensing arrangements in anticipation of collecting royalties for use of technology they have developed. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring technologies complementary to our programs.
We expect that our ability to compete effectively will be dependent upon our ability to: obtain additional funding; successfully complete clinical trials and obtain all requisite regulatory approvals; maintain a proprietary position in our technologies and products; attract and retain key personnel; and maintain existing or enter into new partnerships.
Our competitors may develop more effective or affordable products, or achieve earlier patent protection or product marketing and sales. As a result, any products developed by us may be rendered obsolete and non-competitive.
Our intellectual property rights may not provide meaningful commercial protection for our research products or product candidates, which could enable third parties to use our technology, or very similar technology, and could reduce our ability to compete in the market.
We rely on patent, copyright, trade secret and trademark laws to limit the ability of others to compete with is using the same or similar technology in the United States and other countries. However, as described below, these laws afford only limited protection and may not adequately protect our rights to the extent necessary to sustain any competitive advantage we may have. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems in protecting our proprietary rights in these countries.
We have 23 issued and licensed patents (9 in the United States and 14 in other jurisdictions) and 135 patent applications pending (15 in the United States and 120 in other jurisdictions) which cover the use of dendritic cells in DCVax® as well as targets for either our dendritic cell or fully human monoclonal antibody therapy candidates. The issued patents expire at various dates from 2015 to 2026.
We will only be able to protect our technologies from unauthorized use by third parties to the extent that they are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent positions of companies developing novel cancer treatments, including our patent position, generally are uncertain and involve complex legal and factual questions, particularly concerning the scope and enforceability of claims of such patents against alleged infringement. Recent judicial decisions are prompting a reinterpretation of the limited case law that exists in this area, and historical legal standards surrounding questions of infringement and validity may not apply in future cases. A reinterpretation of existing law in this area may limit or potentially eliminate our patent position and, therefore, our ability to prevent others from using our technologies. The biotechnology patent situation outside the United States is even more uncertain. Changes in either the patent laws or in interpretations of patent laws in the United States and other countries may, therefore, diminish the value of our intellectual property.

We own, or have rights under licenses to a variety of issued patents and pending patent applications. However, the patents on which we rely may be challenged and invalidated, and our patent applications may not result in issued patents. Moreover, our patents and patent applications may not be sufficiently broad to prevent others from using our technologies or from developing competing products. We also face the risk that others may independently develop similar or alternative technologies or design around our patented technologies.
We have taken security measures to protect our proprietary information, especially proprietary information that is not covered by patents or patent applications. These measures, however, may not provide adequate protection our trade secrets or other proprietary information. We seeks to protect our proprietary information by entering into confidentiality agreements with employees, partners and consultants. Nevertheless, employees, collaborators or consultants may still disclose our proprietary information, and we may not be able to protect our trade secrets in a meaningful way. If we lose any employees, we may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by those former employees despite the existence of nondisclosure and confidentiality agreements and other contractual restrictions to protect our proprietary technology. In addition, others may independently develop substantially equivalent proprietary information or techniques or otherwise gain access to our trade secrets.
Our success will depend substantially on our ability to operate without infringing or misappropriating the proprietary rights of others.
Our success will depend to a substantial degree upon our ability to develop, manufacture, market and sell our research products and product candidates without infringing the proprietary rights of third parties and without breaching any licenses entered into by us regarding our product candidates.
There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. Infringement and other intellectual property claims, with or without merit, can be expensive and time-consuming to litigate and can divert management’s attention from our core business. For example, recently, Lonza Group AG filed a complaint against us in the United States District Court for the District of Delaware alleging patent infringement. In addition, we may be exposed to future litigation by third parties based on claims that our products infringe their intellectual property rights. This risk is exacerbated by the fact that there are numerous issued and pending patents in the biotechnology industry and the fact that the validity and breadth of biotechnology patents involve complex legal and factual questions for which important legal principles remain unresolved.
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
If we lose a patent infringement claim, we could be prevented from selling our research products or product candidates unless we can obtain a license to use technology or ideas covered by such patent or we are able to redesign our products to avoid infringement. A license may not be available at all or on terms acceptable to us, or we may not be able to redesign our products to avoid infringement. If we are not successful in obtaining a license or redesigning our products, we may be unable to sell our products and our business could suffer.
We may not receive regulatory approvals for our product candidates or there may be a delay in obtaining such approvals.
Our products and our ongoing development activities are subject to regulation by governmental and other regulatory authorities in the countries in which we or our collaborators and distributors wish to test, manufacture or market our products. For instance, the FDA will regulate the product in the U.S. and equivalent authorities, such as the European Medicines Agency (“EMEA”), will regulate in other jurisdictions. Regulatory approval by these authorities will be subject to the evaluation of data relating to the quality, efficacy and safety of the product for its proposed use.

The time taken to obtain regulatory approval varies between countries. Different regulators may impose their own requirements and may refuse to grant, or may require additional data before granting, an approval, notwithstanding that regulatory approval may have been granted by other regulators. Regulatory approval may be delayed, limited or denied for a number of reasons, including insufficient clinical data, the product not meeting safety or efficacy requirements or any relevant manufacturing processes or facilities not meeting applicable requirements.
Further trials and other costly and time-consuming assessments of the product may be required to obtain or maintain regulatory approval.
Medicinal products are generally subject to lengthy and rigorous pre-clinical and clinical trials and other extensive, costly and time-consuming procedures mandated by regulatory authorities. We may be required to conduct additional trials beyond those currently planned, which could require significant time and expense. For example, the field of cancer treatment is evolving, and the standard of care for a particular cancer could change while we are in the process of conducting the clinical trials for our product candidates. Such a change in standard of care could make it necessary for us to conduct additional clinical trials, which could delay our opportunities to obtain regulatory approval of our product candidates.
As for all biological products, we may need to provide pre-clinical and clinical data evidencing the comparability of products before and after any changes in manufacturing process both during and after product approval. Regulators may require that we generate data to demonstrate that products before or after any change are of comparable safety and efficacy if we are to rely on studies using earlier versions of the product. DCVax®-Brain has been the subject of process changes during the early clinical phase of its development and regulators may require comparability data unless they are satisfied that changes in process do not affect the quality, and hence efficacy and safety, of the product.
We plan to rely on our current Phase II study in DCVax®-Brain as a single study in support of regulatory approval. While under certain circumstances, both EMEA and the FDA will accept a Phase II study as a single study in support of approval, it is not yet known whether they will do so in this case. If the regulators do not consider the Phase II study adequate on its own to support a finding of efficacy, we may be required to perform additional clinical trials in DCVax®-Brain. There is some possibility that changes requested by the FDA could complicate the licensing application process. Only the data for DCVax®-Brain has been discussed with European regulators. On an informal basis, a number of European national regulators have indicated that additional pre-clinical and clinical data could be required before the DCVax®-Brain product would be approved. However, it is not clear whether such data will be required until formal scientific advice is sought from the EMEA, which is the regulator that will ultimately review any application for approval of this product. Unless the EMEA grants a deferral or a waiver, we may also be obliged to generate clinical data in pediatric populations.
The FDA previously identified a number of deficiencies regarding the design of our original proposed Phase III clinical trial for DCVax®-Prostate. We believe we remedied these deficiencies in the new trial design for a 600-patient Phase III trial, which was cleared by the FDA in January 2005. However, we now intend to split this single 600-patient Phase III trial into two separate 300-patient Phase III trials, and submit a Special Protocol Assessment to the FDA. These revisions in trial design may cause delay in the development process for DCVax®-Prostate. It is not yet known whether the FDA will consider the two-trial design to be sufficient for marketing approval, or whether the agency will require us to design and carry out additional studies. If, after the Phase III studies are carried out, the FDA is not satisfied that its concerns were adequately addressed, those studies could be insufficient to demonstrate efficacy and additional clinical studies could be required at that time.
Any delay in completing sufficient trials or other regulatory requirements will delay our ability to generate revenue from product sales and we may have insufficient capital resources to support its operations. Even if we do have sufficient capital resources, our ability to generate meaningful revenues or become profitable may be delayed.
Regulatory approval may be withdrawn at any time.
After regulatory approval has been obtained for medicinal products, the product and the manufacturer are subject to continual review and there can be no assurance that such approval will not be withdrawn or restricted. Regulators may also subject approvals to restrictions, conditions, or impose post-approval obligations on the holders of these approvals, and the regulatory status of such products may be jeopardized if we do not comply. Extensive post-approval safety studies are likely to be a condition of the approval and will commit us to significant time and expense.

We may fail to comply with regulatory requirements.
Our success will be dependent upon our ability, and those of our collaborative partners, to maintain compliance with regulatory requirements including regulators’ current good manufacturing practices (“cGMP” and safety reporting obligations). The failure to comply with applicable regulatory requirements can, among other things, result in fines, injunctions, civil penalties, total or partial suspension of regulatory approvals, refusal to approve pending applications, recalls or seizures of products, operating and production restrictions and criminal prosecutions.
We may be subject to sanctions if we are determined to be promoting our investigational products prior to regulatory approval or for unapproved uses.
In both the U.S. and Europe, legislation prohibits us from promoting any product that has not received approval from the appropriate regulator, or from promoting a product for an unapproved use. If any regulator determines that we have engaged in such pre-approval, or off-label promotion, through our website, press releases, or other communications, the authority could require us to change the content of those communications and could also take regulatory enforcement action, including the issuance of a warning letter, requirements for corrective action, civil fines, and criminal penalties. In the event of a product liability lawsuit, materials that appear to promote a product for unapproved uses may increase our product liability exposure.
We may not obtain or maintain orphan drug status and the associated benefits, including marketing exclusivity.
We may not receive the benefits associated with orphan drug designation. This may result from a failure to achieve or maintain orphan drug status or the development of a competing product that has an orphan designation for the same indication. In Europe, the orphan status of DCVax®-Brain will be reassessed shortly prior to the product receiving any regulatory approval. The EMEA will need to be satisfied that there is evidence that DCVax®-Brain offers a significant benefit relative to existing therapies for the treatment of glioma if DCVax®-Brain is to maintain its orphan drug status.
New legislation may have an adverse effect on our business.
Changes in applicable legislation and/or regulatory policies or discovery of problems with the product, production process, site or manufacturer may result in delays in bringing products to market, the imposition of restrictions on the product’s sale or manufacture, including the possible withdrawal of the product from the market, or may otherwise have an adverse effect on our business.
The availability and amount of reimbursement for our product candidates and the manner in which government and private payers may reimburse for our potential products is uncertain.
In many of the markets where we intend to operate, the prices of pharmaceutical products are subject to direct price controls (by law) and to drug reimbursement programs with varying price control mechanisms.
We expect that many of the patients in the United States who seek treatment with our products that are approved for marketing will be eligible for U.S. Medicare benefits. Other patients may be covered by private health plans or uninsured. The application of existing U.S. Medicare regulations in the United States, and interpretive coverage and payment determinations to newly approved products, especially novel products such as ours, is uncertain, and those regulations and interpretive determinations are subject to change. The Medicare Prescription Drug, Improvement, and Modernization Act (the ‘‘Medicare Modernization Act’’), enacted in the United States in December 2003, provides for a change in reimbursement methodology that reduces the Medicare reimbursement rates for many drugs, including oncology therapeutics, which may adversely affect reimbursement for potential products in the United States, if they are approved for sale. If we are unable to obtain or retain adequate levels of reimbursement from Medicare or from private health plans, our ability to sell our products will be adversely affected. U.S. Medicare regulations and interpretive determinations also may determine who may be reimbursed for certain services. This may adversely affect our ability to market or sell our potential products, if approved.
U.S. federal, state and foreign governments continue to propose legislation designed to contain or reduce health care costs. Legislation and regulations affecting the pricing of products like our potential products may change further or be adopted before any of our potential products are approved for marketing. Cost control initiatives by governments or third party payers could decrease the price that we receive for any one or all of our potential products or increase patient coinsurance to a level that makes our products under development unaffordable. In addition, government and private health plans persistently challenge the price and cost-effectiveness of therapeutic products. Accordingly, these third parties may ultimately not consider our products under development to be cost-effective, which could result in products not being covered under their health plans or covered only at a lower price. Any of these initiatives or developments could prevent us from successfully marketing and selling any of our potential products. We are unable to predict what impact the Medicare Modernization Act or other future regulation or third party payer initiatives, if any, relating to reimbursement for any of our potential products will have on sales of those product candidates, if any of them are approved for sale.

In the EU, governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of such products to consumers. The approach taken varies from member state to member state. Some jurisdictions operate positive and/or negative list systems under which products may only be marketed once a reimbursement price has been agreed. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products, as exemplified by the National Institute for Health and Clinical Excellence in the UK which evaluates the data supporting new medicines and passes reimbursement recommendations to the government. In addition, in some countries cross-border imports from low-priced markets (parallel imports) exert a commercial pressure on pricing within a country.
We may not be granted permission to charge for the cost of our investigational product in our pivotal Phase II clinical trial for DCVax®-Brain.
We have submitted to the FDA a cost recovery request for our Phase II pivotal clinical trial for DCVax®-Brain. In this request, we have asked the FDA’s permission to charge subjects for the cost of the DCVax®-Brain product administered in the trial. Sponsors are not normally permitted to charge for investigational products, but a sponsor can in some cases be granted permission to do this where it provides the FDA with a satisfactory explanation as to ‘‘why charging is necessary in order for the sponsor to undertake or continue the clinical trial, e.g., why distribution of the drug to test subjects should not be considered part of the normal cost of doing business.’’ We have cited several factors in favor of the FDA allowing cost recovery, including the life-threatening nature of the disease affecting the DCVax®-Brain trial subjects (GBM), the clinical benefits shown in prior studies, and the difficulty of obtaining funding for the study from other sources. The FDA’s decision to grant permission to charge for an investigational drug is completely discretionary, however, and it is unclear at this time whether that permission will be granted.
DCVax® is our only technology in clinical development.
Unlike many pharmaceutical companies that have a number of products in development and which utilize many technologies, we are dependent on the success of our DCVax® platform and, potentially, our CXCR4 antibody technology. While DCVax® technology has a number of potentially beneficial uses, if that core technology is not commercially viable, we would have to rely on the CXCR4 technology, which is at an early pre-clinical stage of development, for its success. If the CXCR4 technology also fails, we currently do not have other technologies to fall back on and our business could fail.
We may be prevented from using the DCVax® name in Europe.
The EMEA has indicated that DCVax® may not be an acceptable name because of the suggested reference to a vaccine. Failure to obtain the approval for the use of the DCVax® name in Europe would require us to market our potential products in Europe under a different name which could impair the successful marketing of our potential products and may have a material adverse effect on our results of operations and financial condition.
We do not currently have a Swiss or European office for regulatory purposes.
We will need to establish a European office before we are able to obtain regulatory approval in Europe. Our success in Europe therefore relies upon our ability to establish a European office. In Switzerland, we are presently reliant on a legal representative to conduct our regulatory business.
Competing generic medicinal products may be approved.
In the EU, there exists a process for the approval of generic biological medicinal products once patent protection and other forms of data and market exclusivity have expired. If generic medicinal products are approved, competition from such products may reduce sales of our products. Other jurisdictions, including the U.S., are considering adopting legislation that would allow the approval of generic medicinal products.

We may be exposed to potential product liability claims, and insurance against these claims may not be available to us at a reasonable rate in the future, if at all.
Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing, marketing and sale of therapeutic products. Our insurance coverage may not be adequate to cover claims against us or may not be available to us at an acceptable cost, if at all. Regardless of their merit or eventual outcome, product liability claims may result in decreased demand for a product, injury to our reputation, withdrawal of clinical trial volunteers and loss of revenues. Thus, whether or not we are insured, a product liability claim or product recall may result in losses that could be material.
Animal rights activists.
Our business activities have involved animal testing. These types of activities have been the subject of controversy and adverse publicity. Some organizations and individuals have attempted to stop animal testing by pressing for legislation and regulation in these areas. To the extent the activities of such groups are successful, our business could be adversely affected. Negative publicity about us, our pre-clinical trials and our product candidates could lead to an impact upon our sales and profitability.
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
Toucan Capital and Toucan Partners beneficially own a majority of our shares of common stock and, as a result, the trading price for the Common Stock may be depressed and these stockholders can take actions that may be adverse to the interests of investors.
Toucan Capital and Toucan Partners collectively beneficially own approximately 21,872,196 shares of Common Stock, representing approximately 52.1 percent of the outstanding Common Stock. This significant concentration of ownership may adversely affect the trading price of our Common Stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Toucan Capital has the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, a managing director of the manager of Toucan Capital is a member of the Board. In light of the foregoing, Toucan Capital can significantly influence the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to investors.
Our Certificate of Incorporation and Bylaws and stockholder rights plan may delay or prevent a change in our management.
Our Certificate of Incorporation, Bylaws and stockholder rights plan contain provisions that could delay or prevent a change in our management team. Some of these provisions:
•
authorize the issuance of preferred stock that can be created and issued by the Board without prior stockholder approval, commonly referred to as ‘‘blank check’’ preferred stock, with rights senior to those of the Common Stock;

•	allow the Board to call special meetings of stockholders at any time but restrict the stockholders from calling special meetings;

•	authorize the Board to issue dilutive Common Stock upon certain events; and

•	provide for a classified Board.

These provisions could allow our Board to affect the rights of an investor since the Board can make it more difficult for holders of Common Stock to replace members of the Board. Because the Board is responsible for appointing the members of the management team, these provisions could in turn affect any attempt to replace the current management team.
The lease of our headquarters expires December 31, 2007.
The lease of our headquarters in Bothell, Washington terminates on December 31, 2007. Although we are moving our headquarters to Bethesda, Maryland and plan to complete that move by the end of 2007, we intend to renew the lease for one subsequent six-month term to allow for a transitional period cushion. However, there can be no assurances that our landlord will agree to such renewal. If we are unable to renew our lease on terms acceptable to us or at all, we would be required to seek new premises for our headquarters at year end.
There may not be an active, liquid trading market for our common stock.
On December 23, 2002, our common stock was delisted from the NASDAQ National Market and our Common Stock is currently listed on the Over-The-Counter Bulletin Board, or OTCBB, and the Alternative Investment Market of the London Stock Exchange, or AIM, which are generally recognized as being less active markets than NASDAQ. You may not be able to sell your shares at the time or at the price desired. There may be significant consequences associated with our stock trading on the OTCBB rather than a national exchange. The effects of not being able to list our securities on a national exchange include:
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
In March 2006, we entered into the PIPE Financing, consisting of a private placement of an aggregate of approximately 39.5 million shares and accompanying warrants to purchase an aggregate of approximately 19.7 million shares. In connection with the PIPE Financing, we agreed to register, and subsequently did register, the resale of the shares of common stock sold in the PIPE Financing and the shares underlying the warrants issued in the PIPE Financing. Although that registration statement is not currently effective, we are required to file a post-effective amendment to the registration statement to once again register these shares for resale. Moreover, even in the absence of an effective registration statement covering these shares, these stockholders may currently resell their shares pursuant to, and in accordance with the provisions of, Rule 144 under the Securities Act. The resale of a substantial number of the shares covered by this prospectus, or even the availability of these shares for resale, could have a material adverse impact on our stock price.
Because our common stock is subject to “penny stock” rules, the market for the common stock may be limited.
Because our common stock is subject to the SEC’s penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected. Under the “penny stock” rules promulgated under the Exchange Act , broker-dealers who recommend such securities to persons other than institutional accredited investors:
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
Share price volatility and liquidity
The share price of publicly traded biotechnology and emerging pharmaceutical companies, particularly companies without earnings and consistent product revenues, can be highly volatile and are likely to remain highly volatile in the future. The price at which the Common Stock will be quoted and the price which investors may realize for their Common Stock will be influenced by a large number of factors, some specific to us and our operations and some unrelated to our operating performance. These factors could include the performance of our marketing programs, large purchases or sales of the shares, currency fluctuations, legislative changes and general economic conditions. In the past, share class action litigation has often been brought against companies that experience volatility in the market price of their shares. Whether or not meritorious, litigation brought against us following fluctuations in the trading price of the Common Stock could result in substantial costs, divert management’s attention and resources and harm our financial condition and results of operations.
We are subject to certain requirements of the Sarbanes-Oxley Act of 2002 and other U.S. securities laws reporting requirements.
We are subject to certain of the requirements of the Sarbanes-Oxley Act of 2002 in the U.S. and the reporting requirements under the Exchange Act. These laws require, among other things, an attestation report of our independent auditor on management’s assessment of the effectiveness of our internal controls and procedures over financial reporting and the filing of annual reports on Form 10-K, quarterly reports on Form 10-Q and periodic reports on Form 8-K following the happening of certain material events. In 2008, our CEO and CFO will have to attest to this in the annual financial statements. In addition, our external auditors must attest to management’s internal control assessment in 2009. To meet the 2008 compliance deadline, we will need to have their internal controls designed, tested and operational by early 2008 to ensure compliance with applicable standards. We have not taken any steps to document our internal controls or financial reporting procedures. This process will likely be time consuming and will result in us having to significantly change our controls and reporting procedures due to the small number of employees and lack of governance controls. Most similarly-sized companies registered with the SEC have had to incur significant costs to ensure compliance. Moreover, any failure by us to comply with such provisions would be required to be disclosed publicly, which could lead to a loss of public confidence in our internal controls and could harm the market price of our Common Stock.
Our management has identified significant internal control deficiencies, which management and our independent auditor believe constitute material weaknesses.
In connection with the preparation of our financial statements for the year ended December 31, 2006, certain significant internal control deficiencies became evident to management that, in the aggregate, represent material weaknesses, including:
•	lack of sufficient number of independent directors for our audit committee;

•	lack of an audit committee financial expert;

•	insufficient personnel in our finance and accounting functions;

•	insufficient segregation of duties; and

•	insufficient corporate governance policies.
As part of the communications by our independent auditors, with our audit committee with respect to audit procedures for the year ended December 31, 2006, our independent auditors informed the audit committee that these deficiencies constituted material weaknesses, as defined by Auditing Standard No. 2, ‘‘An Audit of Internal Control Over Financial Reporting Performed in Conjunction with an Audit of Financial Statements,’’ established by the Public Company Accounting Oversight Board, or PCAOB. We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies but we cannot be certain that we will have the necessary financing to address these deficiencies or that we will be able to attract qualified individuals to serve on our Board and to take on key management roles within the Company. Our failure to successfully remediate these issues could lead to heightened risk for financial reporting mistakes and irregularities and a further loss of public confidence in our internal controls that could harm the market price of our Common Stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
We filed an Information Statement on April 30, 2007 to notify the stockholders of the following:
(1) On April 19, 2007, we received a written consent in lieu of a meeting of stockholders from the holder of shares representing 77.6% of the total issued and outstanding shares of our capital stock voting together as a single class and 100% of each of our total issued and outstanding Series A Preferred Stock and Series A-1 Preferred Stock voting each as a separate class (collectively, the “Majority Stockholder”) authorizing its Board of Directors, in its discretion, to effect a reverse stock split at an exchange ratio ranging from one-for-two to one-for-fifty of our issued and outstanding shares of Common Stock (the “Reverse Spilt”). On June 19, 2007, the Board effected the Reverse Split at a ratio of one-for-fifteen.
(2) On April 19, 2007, we received a written consent in lieu of a meeting of stockholders from the Majority Stockholder approving the appointment of Dr. Alton Boynton, our President, as a member of the Company’s Board of Directors to serve as a director until the 2010 Annual Meeting of Stockholders and until his successor is duly elected and qualified.
In addition, on June 15, 2007, we received a written consent in lieu of a meeting of stockholders from the Majority Stockholder approving the 2007 Stock Option Plan and authorizing our Board of Directors to amend our Seventh Amended and Restated Certificate of Incorporation, as amended to decrease the number of authorized shares of Common Stock of the Company from 800,000,000 shares to 100,000,000 shares and decrease the number of authorized shares of preferred stock of the Company from 300,000,000 shares to 20,000,000 shares.
Item 5. Other Information
None

Item 6. Exhibits

3.1	Third Amended and Restated Bylaws of Northwest Biotherapeutics, Inc. (3.1)(5)

3.2	Amendment to the Seventh Amended and Restated Certificate of Incorporation of Northwest Biotherapeutics, Inc. (3.2)(5)

**10.1	Northwest Biotherapeutics DCVax®-Brain Services Agreement with Cognate BioServices, Inc. dated May 17, 2007. (10.1)(1)

10.2	Lease Extension between the Northwest Biotherapeutics, Inc. and the International Union of Operating Engineers Local 302, dated May 31, 2007. (10.1)(2)

10.3	Form of Toucan Partners Note, dated as of June 1, 2007. (10.1)(3)

10.4	Form of Toucan Partners Warrant, dated as of June 1, 2007. (10.2)(3)

10.5	Amended and Restated Warrant to Purchase Series A Preferred Stock of the Company issued to Toucan Capital Fund II, L.P., dated as of June 1, 2007. (10.3)(3)

10.6	Warrant to Purchase Series A-1 Preferred Stock of the Company issued to Toucan Capital Fund II, L.P., dated as of June 1, 2007. (10.4)(3)

10.7	Warrant to Purchase Series A-1 Preferred Stock of the Company issued to Toucan Capital Fund II, L.P., dated as of June 1, 2007. (10.5)(3)

10.8	Northwest Biotherapeutics, Inc. $225,000 Demand Note dated June 13, 2007. (10.1)(4)

10.9	Conversion Agreement dated June 15, 2007 and effective June 22, 2007 between Northwest Biotherapeutics, Inc. and Toucan Capital Fund II, LLP. (10.1)(5)

10.10	Termination Agreement dated June 22, 2007 between Northwest Biotherapeutics, Inc. and Toucan Capital Fund II, LLP. (10.2)(5)

10.11	Second Amended and Restated Investor Rights Agreement dated June 22, 2007 between Northwest Biotherapeutics, Inc. and Toucan Capital Fund II, LLP. (10.3)(5)

10.12	Nomad Agreement dated June 15, 2007 and effective June 22, 2007 between Northwest Biotherapeutics, Inc. and Collins Stewart Europe Limited. (10.4)(5)

10.13	2007 Stock Option Plan. (10.5)(5)

10.14	Employment Agreement dated June 18, 2007 between Dr. Alton Boynton and Northwest Biotherapeutics, Inc. (10.6)(5)

10.15	Employment Agreement dated June 18, 2007 between Jim Johnston and Northwest Biotherapeutics, Inc. (10.7)(5)

10.16	Letter of Appointment for Linda L. Powers. (10.8)(5)

10.17	Letter of Appointment for R. Steve Harris. (10.9)(5)

14.4	Code of Ethics of Northwest Biotherapeutics, Inc. (14.1)(5)

*31.1	Certification of President and Chief Executive Officer, Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of President and Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer), Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K filed on May 21, 2007.

(2)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K filed on June 4, 2007.

(3)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K filed on June 7, 2007.

(4)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K filed on June 18, 2007.

(5)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K filed on June 22, 2007.

**	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC
Dated: August 20, 2007	By:	/s/ Alton L. Boynton
Alton L. Boynton
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jim D. Johnston
Jim D. Johnston
Chief Financial Officer (Principal Financial Officer)

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
EXHIBIT INDEX

3.1	Third Amended and Restated Bylaws of Northwest Biotherapeutics, Inc. (3.1)(5)

3.2	Amendment to the Seventh Amended and Restated Certificate of Incorporation of Northwest Biotherapeutics, Inc. (3.2)(5)

**10.1	Northwest Biotherapeutics DCVax®-Brain Services Agreement with Cognate BioServices, Inc. dated May 17, 2007. (10.1)(1)

10.2	Lease Extension between the Northwest Biotherapeutics, Inc. and the International Union of Operating Engineers Local 302, dated May 31, 2007. (10.1)(2)

10.3	Form of Toucan Partners Note, dated as of June 1, 2007. (10.1)(3)

10.4	Form of Toucan Partners Warrant, dated as of June 1, 2007. (10.2)(3)

10.5	Amended and Restated Warrant to Purchase Series A Preferred Stock of the Company issued to Toucan Capital Fund II, L.P., dated as of June 1, 2007. (10.3)(3)

10.6	Warrant to Purchase Series A-1 Preferred Stock of the Company issued to Toucan Capital Fund II, L.P., dated as of June 1, 2007. (10.4)(3)

10.7	Warrant to Purchase Series A-1 Preferred Stock of the Company issued to Toucan Capital Fund II, L.P., dated as of June 1, 2007. (10.5)(3)

10.8	Northwest Biotherapeutics, Inc. $225,000 Demand Note dated June 13, 2007. (10.1)(4)

10.9	Conversion Agreement dated June 15, 2007 and effective June 22, 2007 between Northwest Biotherapeutics, Inc. and Toucan Capital Fund II, LLP. (10.1)(5)

10.10	Termination Agreement dated June 22, 2007 between Northwest Biotherapeutics, Inc. and Toucan Capital Fund II, LLP. (10.2)(5)

10.11	Second Amended and Restated Investor Rights Agreement dated June 22, 2007 between Northwest Biotherapeutics, Inc. and Toucan Capital Fund II, LLP. (10.3)(5)

10.12	Nomad Agreement dated June 15, 2007 and effective June 22, 2007 between Northwest Biotherapeutics, Inc. and Collins Stewart Europe Limited. (10.4)(5)

10.13	2007 Stock Option Plan. (10.5)(5)

10.14	Employment Agreement dated June 18, 2007 between Dr. Alton Boynton and Northwest Biotherapeutics, Inc. (10.6)(5)

10.15	Employment Agreement dated June 18, 2007 between Jim Johnston and Northwest Biotherapeutics, Inc. (10.7)(5)

10.16	Letter of Appointment for Linda L. Powers. (10.8)(5)

10.17	Letter of Appointment for R. Steve Harris. (10.9)(5)

14.4	Code of Ethics of Northwest Biotherapeutics, Inc. (14.1)(5)

*31.1	Certification of President and Chief Executive Officer, Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of President and Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer), Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K filed on May 21, 2007.

(2)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K filed on June 4, 2007.

(3)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K filed on June 7, 2007.

(4)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K filed on June 18, 2007.

(5)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K filed on June 22, 2007.

**	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

*	Filed herewith.