Form 10-Q
period 2007-09-30
NORTHWEST BIOTHERAPEUTICS INC
filed 2007-11-14
CIK 1072379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-26825
Northwest Biotherapeutics, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	I.R.S. Employer Identification No. 94-3306718
(State or other Jurisdiction of Incorporation or Organization)
7600 Wisconsin Avenue, Suite 750
Bethesda, Maryland 20814
(Address of Principal Executive Offices)

(240) 497-9024
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of November 1, 2007, the total number of shares of common stock, par value $0.001 per share, outstanding was 42,346,088.

NORTHWEST BIOTHERAPEUTICS, INC.

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements Condensed Consolidated Balance Sheets as of December 31, 2006 and September 30, 2007 (unaudited)	3

Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2006 and 2007 and the period from March 18, 1996 (inception) to September 30, 2007	4

Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2006 and 2007 and the period from March 18, 1996 (inception) to September 30, 2007	5

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3. Defaults Upon Senior Securities	34

Item 4. Submission of Matters to a Vote of Security Holders	34

Item 5. Other Information	34

Item 6. Exhibits	35

SIGNATURES	36

INDEX TO EXHIBITS	37

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Part I — Financial Information
NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(in thousands)

	December 31,	September 30,
	2006	2007
		(Unaudited)
Assets
Current assets:
Cash	$307	$16,875
Accounts receivable	3	—
Prepaid expenses and other current assets	145	440

Total current assets	455	17,315

Property and equipment:
Laboratory equipment	14	29
Office furniture and other equipment	71	86

	85	115
Less accumulated depreciation and amortization	(70)	(103)

Property and equipment, net	15	12
Restricted cash	31	—
Deposit and other non-current assets	3	—

Total assets	$504	$17,327

Liabilities And Stockholders’ Equity
Current liabilities:
Note payable to related parties, net of discount	$2,505	$5,243
Current portion of capital lease obligations	2	—
Accounts payable	493	192
Accounts payable, related party	2,852	—
Accrued expenses	301	763
Accrued expense, related party	300	563

Total liabilities	6,453	6,761

Stockholders’ equity:
Preferred stock, $0.001 par value; 300,000,000 shares authorized at December 31, 2006 and September 30, 2007:
Series A preferred stock, 50,000,000 and zero shares designated at December 31, 2006 and September 30, 2007, respectively, and 32,500,000 and zero shares issued and outstanding at December 31, 2006 and September 30, 2007, respectively	33	—
Series A-1 preferred stock, 10,000,000 and zero shares designated at December 31, 2006 and September 30, 2007, respectively, and 4,816,863 and zero shares issued and outstanding at December 31, 2006 and September 30, 2007, respectively	5	—
Common stock, $0.001 par value; 800,000,000 shares authorized at December 31, 2006 and September 30, 2007 and 4,349,419 and 42,346,088 shares issued and outstanding at December 31, 2006 and September 30, 2007, respectively	65	42
Additional paid-in capital	78,033	145,388
Deficit accumulated during the development stage	(84,085)	(134,864)

Total stockholders’ equity	(5,949)	10,566

Total liabilities and stockholders’ equity	$504	$17,327

See accompanying notes to condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

					Period from
					March 18, 1996
	Three Months Ended		Nine Months Ended		(Inception) to
	September 30,		September 30,		September 30,
	2006	2007	2006	2007	2007
Revenues:
Research material sales/license fees	$80	$10	$80	$10	$540
Contract research and development from related parties	—	—	—	—	1,128
Research grants	—	—	—	—	1,061

Total revenues	80	10	80	10	2,729

Operating expenses:
Cost of research material sales	—	—	—	—	382
Research and development	1,000	1,873	2,644	5,342	41,186
General and administrative	493	1,697	1,669	3,643	36,610
Depreciation and amortization	10	2	29	18	2,321
Accrued loss on facility sublease	—	—	—	—	895
Asset impairment loss	—	—	(9)	—	2,056

Total operating expenses	1,503	3,572	4,333	9,003	83,450

Loss from operations	(1,423)	(3,562)	(4,253)	(8,993)	(80,721)

Other income (expense):
Warrant valuation	—	—	7,127	—	6,759
Gain on sale of intellectual property	—	—	—	—	3,656
Interest expense	(407)	(697)	(2,246)	(5,561)	(21,262)
Interest income and other	21	350	34	738	1,513

Net income (loss)	(1,809)	(3,909)	662	(13,816)	(90,055)
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	—	—	—	(12,349)	(12,349)
Modification of Series A preferred stock warrants	—	—	—	(2,306)	(2,306)
Modification of Series A-1 preferred stock warrants	—	—	—	(16,393)	(16,393)
Series A preferred stock dividends	—	—	—	(334)	(334)
Series A-1 preferred stock dividends	—	—	—	(917)	(917)
Warrants issued on Series A and Series A-1 preferred stock dividends	—	—	—	(4,664)	(4,664)
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	(1,872)
Series A preferred stock redemption fee	—	—	—	—	(1,700)
Beneficial conversion feature of Series D preferred stock	—	—	—	—	(4,274)

Net income (loss) applicable to common stockholders	$(1,809)	$(3,909)	$662	$(50,779)	$(134,864)

Net income/loss per share applicable to common stockholders — basic	$(0.42)	$(0.09)	$0.20	$(2.76)

Weighted average shares used in computing basic net income/loss per share	4,349	42,298	3,297	18,379

Net income/loss per share applicable to common stockholders — diluted	$(0.42)	$(0.09)	$0.02	$(2.76)

Weighted average shares used in computing diluted net income/loss per share	4,349	42,298	29,521	18,379

See accompanying notes to condensed consolidated financial statements.

Northwest Biotherapeutics, Inc.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

			Period from
			March 18, 1996
	Nine Months Ended		(Inception) to
	September 30,		September 30,
	2006	2007	2007
Cash Flows from Operating Activities:
Net Income (Loss)	$662	$(13,816)	$(90,055)
Reconciliation of net income (loss) to net cash used in operating activities:
Depreciation and amortization	29	18	2,321
Amortization of deferred financing costs	—	—	320
Amortization debt discount	1,801	5,750	17,996
Accrued interest converted to preferred stock	—	—	260
Accreted interest on convertible promissory note	284	307	1,428
Stock-based compensation costs	3	4	1,116
Gain on sale of intellectual property and royalty rights	—	—	(3,656)
Loss (gain) on sale of property and equipment	(16)	—	273
Warrant valuation	(7,127)	—	(6,759)
Asset impairment loss	—	—	2,056
Loss on facility sublease	—	—	895
Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	(53)	3	—
Prepaid expenses and other current assets	82	(261)	60
Accounts payable and accrued expenses	(763)	(2,429)	1,914
Accrued loss on sublease	—	—	(265)
Deferred rent	—	—	420

Net Cash used in Operating Activities	(5,098)	(10,424)	(71,676)

Cash Flows from Investing Activities:
Purchase of property and equipment, net	—	(15)	(4,595)
Proceeds from sale of property and equipment	16	—	250
Proceeds from sale of intellectual property	—	—	1,816
Proceeds from sale of marketable securities	—	—	2,000
Refund of security deposit	—	—	(3)
Transfer of restricted cash	—	—	(1,035)

Net Cash provided by (used in) Investing Activities	16	(15)	(1,567)

Cash Flows from Financing Activities:
Proceeds from issuance of note payable to stockholder	—	2,600	5,750
Repayment of note payable to stockholder	—	(225)	(1,875)
Proceeds from issuance of convertible promissory note and warrants, net of issuance costs	300	—	13,099
Borrowing under line of credit, Northwest Hospital	—	—	2,834
Repayment of line of credit, Northwest Hospital	—	—	(2,834)
Repayment of convertible promissory note	(13)	—	(119)
Payment on capital lease obligations	(8)	(2)	(323)
Payments on note payable	—	—	(420)
Payment of Preferred Stock Dividends	—	(1,252)	(1,252)
Proceeds from issuance Series A cumulative preferred stock, net	—	—	28,708
Proceeds from exercise of stock options and warrants	7	—	227
Proceeds from issuance common stock, net	5,084	25,886	48,343
Mandatorily redeemable Series A preferred stock redemption fee	—	—	(1,700)
Deferred financing costs	—	—	(320)

Net Cash provided by Financing Activities	5,370	27,007	90,118

Net increase in cash	288	16,568	16,875
Cash at beginning of period	352	307	—

Cash at end of period	$640	$16,875	$16,875

			Period from
			March 18, 1996
	Nine Months Ended		(Inception) to
	September 30,		September 30,
	2006	2007	2007
Supplemental disclosure of cash flow information — Cash paid during the period for interest	$58	$8	$1,404

Supplemental schedule of non-cash financing activities:
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	—	12,349	12,349
Modification of Series A preferred stock warrants	—	2,306	2,306
Modification of Series A-1 preferred stock warrants	—	16,393	16,393
Warrants issued on Series A and Series A-1 preferred stock dividends	—	4,664	4,664
Equipment acquired through capital leases	—	—	285
Common stock warrant liability	6,523	—	11,841
Accretion of mandatorily redeemable Series A preferred stock redemption obligation	—	—	1,872
Beneficial conversion feature of convertible promissory notes	—	—	7,242
Conversion of convertible promissory notes and accrued interest to Series D preferred stock	—	—	5,324
Conversion of convertible promissory notes and accrued interest to Series A-1 preferred stock	7,707	—	7,707
Conversion of convertible promissory notes and accrued interest to common stock	269	—	269
Issuance of Series C preferred stock warrants in connection with lease agreement	—	—	43
Issuance of common stock for license rights	—	—	4
Issuance of common stock and warrants to Medarex	—	—	840
Issuance of common stock to landlord	—	—	35
Deferred compensation on issuance of stock options and restricted stock grants	—	—	759
Cancellation of options and restricted stock	—	—	849
Stock subscription receivable	—	—	491
Financing of prepaid insurance through note payable	—	—	480

See accompanying notes to condensed consolidated financial statements.

Northwest Biotherapeutics, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Northwest Biotherapeutics, Inc. and its subsidiary, NW Bio Europe Sarl (collectively, the “Company”). All material intercompany balances and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2006. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). All normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of results to be expected for a full year.
The independent registered public accounting firm’s report on the financial statements for the fiscal year ended December 31, 2006 states that because of recurring operating losses, a working capital deficit, and a deficit accumulated during the development stage, there is substantial doubt about the Company’s ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
2. Summary of Significant Accounting Policies
The significant accounting policies used in the preparation of the Company’s condensed consolidated financial statements are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006. Additional significant accounting policies for fiscal 2007 are disclosed below.
Cash
All liquid investments with maturities of three months or less at the date of purchase are considered cash. The Company maintains cash deposits in excess of insured limits with certain financial institutions.
Principles of Consolidation
The 2007 condensed consolidated financial statements include the accounts of the Company and its subsidiary. All significant intercompany accounts and transactions have been eliminated. During the third quarter of 2007, the Company established a new subsidiary in Switzerland. The Company contributed 95% of the initial share capital in this new subsidiary and Cognate BioServices, Inc., a related party to the Company, contributed the remaining 5%.
Foreign Currency Translation
For operations outside the U.S. that prepare financial statements in currencies other than U.S. dollars, we translate the financial statements into U.S. dollars. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end of period exchange rates, except for equity transactions and advances not expected to be repaid in the foreseeable future, which are translated at historical cost. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as a separate component in other comprehensive income (loss).
Recent Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that we recognize in the financial statements the impact of a tax position if it is more likely than not that such tax position will be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 were effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted FIN 48 effective January 1, 2007 and there was no impact on the Company’s financial statements.

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
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are evaluating the possible impact of SFAS 157 on the Company’s financial statements.
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
In June 2007, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities, (“EITF 07-3”) which is effective for fiscal years beginning after December 15, 2007. EITF 07-3 requires that nonrefundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. The Company does not expect the adoption of EITF 07-3 to have a material impact on the financial results of the Company.
3. Stock-Based Compensation Plans
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, (“SFAS 123(R)”)which establishes accounting for stock-based awards exchanged for employee services, using the modified prospective transition method. Accordingly, stock-based compensation cost is measured at the grant date, based on the fair value of the award, over the requisite service period. Previously, the Company applied APB Opinion No. 25 and related interpretations, as permitted by SFAS No. 123.
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
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. There were no shares purchased under the Company’s employee stock purchase plan during the three and nine months ended September 30, 2007 and 2006.
The stock-based compensation expense related to stock-based awards under SFAS No. 123(R) totaled approximately $4,000 for both the three and nine months ended September 30, 2007, respectively. As of September 30, 2007, the Company had less than $1,000 of total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans.
There were no stock options granted during the three and nine month periods ended September 30, 2007 and 2006.
Stock Option Plans
The Company has established a new stock option plan, which became effective on June 22, 2007 (the “2007 Stock Option Plan”). The Company has reserved a total of 5,480,868 shares of its common stock, par value $0.001 per share (“Common Stock”) for issue in respect of options granted under the plan. The plan provides for the grant to employees of the Company, its parents and subsidiaries, including officers and employee directors, of “incentive stock options” within the meaning of Section 422 of the US Internal Revenue Code of 1986, as amended, and for the grant of non-statutory stock options to the employees, officers, directors, including non-employee directors, and consultants of the Company, its parents and subsidiaries. To the extent an optionee would have the right in any calendar year to exercise for the first time one or more incentive stock options for shares having an aggregate fair market value, under all of the Company’s plans and determined as of the grant date, in excess of $100,000, any such excess options will be treated as non-statutory options.
In addition, the Company has amended its existing equity plans effective June 22, 2007 such that no further option grants may be made under those plans.
4. Liquidity
Since 2004, the Company has undergone a significant recapitalization pursuant to which Toucan Capital Fund II, L.P. (“Toucan Capital”) loaned the Company an aggregate of $6.75 million and Toucan Partners LLC, an affiliate of Toucan Capital (“Toucan Partners”), loaned the Company an aggregate of $4.825 million (excluding $225,000 in proceeds from a demand note that was received on June 13, 2007 and repaid on June 27, 2007) (the “2007 Convertible Notes”).
On January 26, 2005, the Company entered into a securities purchase agreement with Toucan Capital pursuant to which Toucan Capital purchased 32.5 million shares of the Company’s Series A cumulative convertible preferred stock (the “Series A Preferred Stock”) at a purchase price of $0.04 per share, for a net purchase price of $1.267 million, net of offering related costs of approximately $24,000. In April 2006, the $6.75 million of notes payable plus all accrued interest due to Toucan Capital were converted into shares of the Company’s Series A-1 cumulative convertible Preferred Stock (the “Series A-1 Preferred Stock”).
The $4.825 million loaned to the Company by Toucan Partners was loaned in a series of transactions.
(1)
From November 14, 2005 through March 9, 2006, the Company issued three promissory notes to Toucan Partners, pursuant to which Toucan Partners loaned the Company an aggregate of $950,000. In April 2007, these notes were amended and restated to conform to the 2007 Convertible Notes described in Note 6. Payment is due under the notes upon written demand. Interest accrues at 10% per annum, compounded annually, on a 365-day year basis. The principal amount of, and accrued interest on, these notes, as amended, is convertible at Toucan Partners’ election into Common Stock on the same terms as the 2007 Convertible Notes described in Note 6.

(2)	From October 2006 through April 2007, Toucan Partners provided $3.15 million in cash advances, which were converted into the 2007 Convertible Notes and 2007 Warrants in April 2007.

(3)
The Company and Toucan Partners also entered into two new promissory notes to fix the terms of two additional cash advances provided by Toucan Partners to the Company on May 14, 2007 and May 25, 2007 in the aggregate amount of $725,000, and issued warrants to purchase shares of the Company’s capital stock to Toucan Partners described in Note 6 in connection with each such note. These notes and warrants are on the same terms as the 2007 Convertible Notes and 2007 Warrants and the proceeds of these notes enabled the Company to continue to operate and advance programs while raising additional equity financing.

The aggregate outstanding principal of $4.825 million and related accrued interest owed to Toucan Partners (including the 2007 Convertible Notes) may be converted (in whole or in part) by Toucan Partners into Common Stock at a conversion price of $0.60 per share.
On March 30, 2006, the Company entered into a securities purchase agreement with unrelated investors pursuant to which it raised aggregate gross proceeds of approximately $5.5 million.
Conversion of Preferred Stock and Related Matters
On June 1, 2007, the Company issued to Toucan Capital a new warrant to purchase the Company’s Series A-1 Preferred Stock (“Toucan Capital Series A-1 Warrant”) in exchange for the cancellation of all previously issued warrants to purchase Series A-1 Preferred Stock (or, at the election of Toucan Capital, any other equity or debt security of the Company) held by Toucan Capital. The Toucan Capital Series A-1 Warrant was exercisable for 6,471,333 shares of Series A-1 Preferred Stock (plus shares of Series A-1 Preferred Stock attributable to accrued dividends on the shares of Series A-1 Preferred Stock held by Toucan Capital), (with each such Series A-1 Preferred Share convertible into 2.67 shares of Common Stock at $0.60 per share) as compared to the 3,062,500 shares of Series A-1 Preferred Stock (with each such Series A-1 Preferred Share convertible into 2.67 shares of Common Stock at $0.60 per share) that were previously issuable to Toucan Capital upon exercise of the warrants being cancelled.
Also on June 1, 2007, the Company and Toucan Capital amended Toucan Capital’s warrant to purchase Series A Preferred Stock (“Toucan Capital Series A Warrant”) to increase the number of shares of Series A Preferred Stock that were issuable upon exercise of the warrant to 32,500,000 shares of Series A Preferred Stock (plus shares of Series A Preferred Stock attributable to accrued dividends on the shares of Series A Preferred Stock held by Toucan Capital) from 13,000,000 shares of Series A Preferred Stock.
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
Pursuant to the terms of the Conversion Agreement (i) Toucan Capital agreed to convert and has converted all of its shares of the Company’s Series A Preferred Stock and Series A-1 Preferred Stock (in each case, excluding any accrued and unpaid dividends) into Common Stock and agreed to eliminate a number of rights, preferences and protections associated with the Series A Preferred Stock and Series A-1 Preferred Stock, including the liquidation preference entitling Toucan Capital to certain substantial cash payments; and (ii) Toucan Partners agreed to eliminate all of its existing rights to receive Series A-1 Preferred Stock under certain notes and warrants (and thereafter to receive shares of Common Stock rather than shares of Series A-1 Preferred Stock), and the rights, preferences and protections associated with the Series A-1 Preferred Stock, including the liquidation preference that would entitle Toucan Partners to certain substantial cash payments, in return for issuance by the Company of an aggregate of 6,860,561 additional shares of Common Stock, to be apportioned between Toucan Capital and Toucan Partners as to 4,287,851 and 2,572,710 shares of Common Stock, respectively. In connection with the issuance of these shares, the Company recognized a further reduction of earnings applicable to common stockholders of $12.3 million in June 2007.
Following conversion by Toucan Capital of all of its shares of the Company’s Series A Preferred Stock and Series A-1 Preferred Stock, no shares of either series of preferred stock remained outstanding. Accordingly, as approved by the board of directors of the Company, upon Admission on June 22, 2007, the Company filed with the Secretary of State of the State of Delaware Certificates of Elimination of the Series A Preferred Stock and Series A-1 Preferred Stock, to eliminate the Company’s Series A Preferred Stock and Series A-1 Preferred Stock, respectively. In addition, under the terms of the Conversion Agreement (i) the Toucan Capital Series A Warrant is exercisable for 2,166,667 shares of Common Stock rather than shares of Series A Preferred Stock (plus shares of Common Stock, rather than shares of Series A Preferred Stock, attributable to accrued dividends on the shares of Series A Preferred Stock previously held by Toucan Capital that were converted into Common Stock upon Admission, subject to the further provisions of the Conversion Agreement as described below) and (ii) the Toucan Capital Series A-1 Warrant is exercisable for an aggregate of 17,256,888 shares of Common Stock rather than shares of Series A-1 Preferred Stock (plus shares of Common Stock, rather than shares of Series A-1 Preferred Stock, attributable to accrued dividends on the shares of Series A-1 Preferred Stock previously held by Toucan Capital that were converted into Common Stock upon Admission), subject to further provisions of the Conversion Agreement as described below.

As noted above, the 32,500,000 shares of Series A Preferred Stock held by Toucan Capital converted, in accordance with their terms, into 2,166,667 shares of Common Stock and the 4,816,863 shares of Series A-1 Preferred Stock held by Toucan Capital converted, in accordance with their terms, into 12,844,968 shares of Common Stock. In addition, the convertible promissory notes issued by the Company to Toucan Partners in aggregate principal amount of $4.825 million and associated warrants (the “2007 Warrants”) became convertible and exercisable solely for shares of Common Stock.
Under the terms of the Conversion Agreement, Toucan Capital also agreed to temporarily defer receipt of the accrued and unpaid dividends on its shares of Series A Preferred Stock and Series A-1 Preferred Stock of amounts equal to $334,340 and $917,451, respectively, until not later than September 30, 2007. During the third quarter of 2007, the Company paid all of the accrued and unpaid preferred stock dividends in cash.
Placement of Shares of Common Stock with Foreign Institutional Investors
On June 22, 2007, the Company placed 15,789,473 shares of its Common Stock with foreign institutional investors at a price of £0.95 per share. These shares were admitted to listing on the AIM of the London Stock Exchange. The gross proceeds from the placement were approximately £15.0 million, or $29.9 million, while net proceeds from the offering, after deducting commissions and expenses, were approximately £13.0 million, or $25.9 million. The Company plans to use the net proceeds from the placement to fund clinical trials, product and process development, working capital and repayment of certain existing debt.
Despite the receipt of these proceeds, the Company expects to require additional funding to achieve profitability and there can be no assurance that the Company’s efforts to seek such funding will be successful. If the Company’s capital raising efforts are unsuccessful, its inability to obtain additional cash as needed could have a material adverse effect on the Company’s financial position, results of operations and its ability to continue its existence. The Company’s independent registered public accounting firm has indicated in their report on the financial statements, included in our Annual Report on Form 10-K for the year ended December 31, 2006, that there is substantial doubt about the Company’s ability to continue as a going concern.
5. Net Income (Loss) Per Share Applicable to Common Stockholders
Effective June 19, 2007, all shares of the Company’s Common Stock issued and outstanding were combined and reclassified on a one-for-fifteen basis (the “Reverse Stock Split). The effect of the Reverse Stock Split has been retroactively applied to all periods presented in the accompanying condensed consolidated financial statements and notes thereto.
In addition, as more fully discussed in Note 4 above, the Company’s Series A and Series A-1 Preferred Stock converted into Common Stock effective June 22, 2007 and accrued and unpaid dividends on its shares of Series A Preferred Stock and Series A-1 Preferred Stock in an amount equal to $334,340 and $917,451, respectively, have been recorded. Under the terms of the Toucan Capital Series A Warrant and the Toucan Capital Series A-1 Warrant described above, Toucan Capital also received warrants associated with these dividends with an aggregate fair value of $4.67 million, which entitle Toucan Capital to purchase an additional 1,345,057 shares of Common Stock at $0.60 per share and 1,266,477 shares of Common Stock at $0.15 per share, respectively. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 5.0% volatility of 205%, and contractual lives ranging from 4.5 to 6 years. The aggregate value of the preferred stock dividends and the dividend-related warrants has been recorded as a reduction in earnings applicable to common stockholders.
The following Common Stock equivalents on an as-converted basis were excluded from the calculation of diluted net income (loss) per share, as the effect would be antidilutive (in thousands):

	Nine months ended
	September 30,
	2007	2006
Common stock options	51	19
Common stock warrants	834	38
Preferred stock warrants	19,424	—
Warrants on preferred stock dividends	2,612	—
Convertible promissory notes	8,739	—
Convertible promissory note warrants	8,739	—

For the nine months ended September 30, 2006, options to purchase 18,533 shares of common stock and warrants to purchase approximately 1.1 million shares of common stock were included in the computation of diluted net income (loss) per share because they were dilutive. Convertible debt having a face value of $950,000 is also considered to be dilutive for purposes of computing diluted net income (loss) per share. The conversion of the convertible debt increases the number of shares outstanding for purposes of computing diluted net income (loss) per share by approximately 1.7 million shares for the nine month period ended September 30, 2006. The Series A Preferred stock and Series A-1 Preferred Stock, which is convertible into approximately 15.0 million shares of Common Stock, is also considered to be dilutive for purposes of computing diluted net income per share for the nine months ended September 30, 2006, and is included in such computation. In determining the amount of net income used to compute diluted earnings per share, the Company applied the “if converted method”. Accordingly, net income for the nine months ended September 30, 2006, has been increased by approximately $65,000, representing interest expense that would have been avoided if the debt had been converted as of January 1, 2006. Additionally, net income for nine months ended September 30, 2006, has been decreased by approximately $243,000 representing the expense for the unamortized discount of the beneficial conversion feature as of January 1, 2006. Options, warrants, convertible debt and convertible preferred stock outstanding were all considered anti-dilutive for the three and nine months ended September 30, 2007, and for the three-months ended September 30, 2006, due to net losses.
6. Notes Payable
From November 14, 2005 through March 9, 2006, the Company issued three promissory notes and associated warrants to Toucan Partners pursuant to which Toucan Partners loaned the Company an aggregate of $950,000. In April 2007, these notes were amended and restated to conform to the 2007 Convertible Notes described below. Payment is due under the $950,000 of notes upon written demand. Interest accrues at 10% per annum, compounded annually, on a 365-day year basis. The principal amount of, and accrued interest on, these notes, as amended, is convertible into Common Stock on the same terms as the 2007 Convertible Notes.
Proceeds from the issuance of $950,000 senior convertible promissory notes and warrants between November 14, 2005 and March 9, 2006 were allocated between the notes and warrants on a relative fair value basis. The value allocated to the warrants on the date of the grant was approximately $587,000. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate ranging from 4.1% to 4.4%, volatility ranging between 398% and 408%, and a contractual life of 7 years. The value of the warrants was recorded as a deferred debt discount against the $950,000 proceeds of the notes. In addition, a beneficial conversion feature related to the notes was determined to be approximately $363,000. As a result, the total discount on the notes equaled $950,000 which was amortized over the original twelve-month term of the respective notes. As of March 31, 2007, the original debt discount was fully amortized. Amortization of the original deferred debt discount of approximately $239,000 and $655,000 was recorded for the three and nine months ended September 30, 2006, respectively.
From October 2006 through April 2007, the Company received a series of cash advances from Toucan Partners in an aggregate principal amount of $3.15 million. In April 2007, these cash advances were converted into a new series of convertible promissory notes (and associated warrants), the 2007 Convertible Notes and 2007 Warrants. The 2007 Convertible Notes accrue interest at 10% per annum from their respective original cash advance dates; however, the conversion terms of these notes and the exercise price of these warrants were not fixed. On June 1, 2007, the Company and Toucan Partners amended the 2007 Convertible Notes and 2007 Warrants to specify and fix the conversion and exercise prices thereof. The Company and Toucan Partners also entered into two new promissory notes to fix the terms of the two additional cash advances provided by Toucan Partners to the Company on May 14, 2007 and May 25, 2007 in the aggregate amount of $725,000, and issued warrants to purchase shares of the Company’s capital stock to Toucan Partners in connection with each such note. These notes and warrants have the same terms as the 2007 Convertible Notes and 2007 Warrants. As amended, the 2007 Convertible Notes provided that the principal and interest thereon was convertible into shares of the Company’s Series A-1 Preferred Stock at the conversion price of $1.60 per share, (with each such share of Series A-1 Preferred Stock convertible into 2.67 shares of Common Stock at $0.60 per share) or, at the election of Toucan Partners, any other equity security of the Company (at a conversion price of $0.60 per share). As amended, the 2007 Warrants provided that they were exercisable for shares of Series A-1 Preferred Stock at the exercise price of $1.60 per share (with each such share of Series A-1 Preferred Stock convertible into 2.67 shares of Common stock at $0.60 per share) or, at the election of Toucan Partners, any other equity security of the Company (at an exercise price of $0.60 per share). Each of the 2007 Warrants is exercisable for the same number of shares that the corresponding 2007 Convertible Note is convertible into at the time of exercise or, if earlier, the date on which the corresponding 2007 Convertible Note is either converted or repaid in full.

In recognition of the modification to the 2007 Convertible Notes and 2007 Warrants, the aggregate proceeds of $3.875 million received from Toucan Partners between October 2006 and May 2007 and the aggregate proceeds of $950,000 received from Toucan Partners between November 14, 2005 and March 9, 2006 were reallocated between the notes (including accrued interest) and warrants on a relative fair value basis as of June 1, 2007. The value allocated to the warrants on the date of the modification was approximately $3.7 million. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 4.9%, volatility of 240%, and a contractual life of 7 years. The value of the warrants was recorded as a deferred debt discount against the $4.825 million proceeds (plus accrued interest) of the notes. In addition, a beneficial conversion feature related to the notes was determined to be approximately $1.4 million. As a result, the total discount on the notes (including accrued interest) equaled $5.1 million which was expensed in its entirety in June 2007 in recognition of the June 30, 2007 maturity date of the respective notes. Interest accretion on the notes of approximately $125,000 and $307,000 was recorded for the three and nine months ended September 30, 2007, respectively. Interest accretion on the notes of approximately $24,200 and $65,900 was recorded for the three and nine months ended September 30, 2006, respectively.
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
At September 30, 2007, the principal and cumulative interest balance of the 2007 Convertible Notes and the $950,000 Notes totaled $4.825 million and $0.418 million, respectively, and were convertible into 8,737,800 shares of Common Stock. In addition, Toucan Partners held 2007 Warrants to purchase a further 8,737,800 shares of Common Stock at $0.60 per share. The Company determined the fair value of the warrant related to the additional accrued interest incurred during third quarter 2007 using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 4.4% volatility of 204%, and a contractual life of 7 years. The aggregate value of the accrued interest related warrant has been recorded as a charge to interest expense.
7. Related Party Transactions
On July 30, 2004, the Company entered into a service agreement with Cognate Therapeutics, Inc. (now known as Cognate BioServices, Inc., or Cognate), a contract manufacturing and services organization in which Toucan Capital has a majority interest. In addition, two of the principals of Toucan Capital are members of Cognate’s board of directors and, on May 17, 2007, the managing director of Toucan Capital was appointed to serve as a director of the Company and as the non-executive Chairperson of the Company’s board of directors. Under the service agreement, the Company agreed to utilize Cognate’s services for an initial two-year period, related primarily to manufacturing DCVax® product candidates, providing regulatory advice and research and development preclinical activities, and managing clinical trials. The agreement expired on July 30, 2006; however the Company continued to utilize Cognate’s services under the same terms as set forth in the expired agreement. On May 17, 2007, the Company entered into a new services agreement with Cognate pursuant to which Cognate will provide certain consulting and, when needed, manufacturing services to the Company for its DCVax®-Brain Phase II clinical trial. Under the terms of the new contract, the Company paid a non-refundable contract initiation fee of $250,000 and committed to pay budgeted monthly service fees of $400,000, subject to quarterly true-ups, and monthly facility fees of $150,000. The Company may terminate this agreement with 180 days notice and payment of all reasonable wind-up costs and Cognate may terminate the contract in the event that the brain cancer clinical trial fails to complete enrollment by July 1, 2009. However, if such termination by the Company occurs at any time prior to the earlier of the submission of an FDA biological license application/new drug application on the Company’s brain cancer clinical trial or July 1, 2010; or, if such termination by Cognate results from failure of the brain cancer clinical trial to complete patient enrollment by July 1, 2009, the Company shall make an additional termination fee payment to Cognate equal to $2 million.
During the three and nine months ending September 30, 2007, respectively, the Company recognized approximately $1.7 million and $4.1 million of research and development costs related to these service agreements. During the three and nine months ending September 30, 2006, respectively, the Company recognized approximately $0.7 million and $1.7 million of research and development costs related to these service agreements. As of September 30, 2007 and December 31, 2006, the Company owed Cognate approximately zero and $2.2 million, respectively.
In accordance with a recapitalization agreement dated April 26, 2004 between the Company and Toucan Capital, as amended and restated on July 30, 2004 and as further amended ten times between October 22, 2004 and November 14, 2005, pursuant to which Toucan Capital agreed to recapitalize the Company by making loans to the Company, the Company accrued and paid certain legal and other administrative costs on Toucan Capital’s behalf. During the three and nine months ending September 30, 2007, respectively, the Company recognized approximately zero and $493,000 of general and administrative costs related to this recapitalization agreement and to certain other costs incurred by Toucan Capital on the Company’s behalf. Approximately $220,000 of the costs recorded during the nine months ended September 30, 2007 relate to activities which took place prior to 2007. During the three and nine months ending September 30, 2006, respectively, the Company recognized approximately $12,000 and $151,000 of general and administrative costs related to the recapitalization agreement. Pursuant to the terms of the Conversion Agreement discussed above, the recapitalization agreement was terminated on June 22, 2007.

8. Contingencies
Reduction in Authorized Number of Common and Preferred Shares
On June 13, 2007 a majority of the Company’s stockholders approved an amendment of the Company’s Certificate of Incorporation, reducing the number of authorized shares of Common Stock from 800 million to 100 million and the number of authorized shares of Preferred Stock from 300 million to 20 million. This amendment will take effect approximately 20 days following the mailing of an Information Statement to the Company’s stockholders setting out the details of such amendment.
Private Placement
On March 30, 2006, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with a group of accredited investors pursuant to which the Company sold an aggregate of approximately 2.63 million shares of its Common Stock, at a price of $2.10 per share (the “PIPE Shares”), and issued, for no additional consideration, warrants to purchase up to an aggregate of approximately 1.3 million shares of Company’s Common Stock (the “Warrant Shares”).
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
As of April 17, 2007, the Company’s registration statement ceased to be effective. Accordingly, the Company will incur liquidated damages until the Company files a post-effective amendment to the registration statement and such post-effective amendment is declared effective by the SEC. During the three and nine months ended September 30, 2007, the Company accrued liquidated damages in the amount of $71,000 and $154,000, respectively, as a charge to interest expense.
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
The arbitration proceedings occurred from March 8-10, 2005 and on May 24, 2005 the arbitrator ruled in our favor and denied all claims of Soma. In particular, the arbitrator decided that we did not owe Soma the fees and warrants sought by Soma, that we would not owe Soma fees in connection with future financings, if any, and that we had no obligation to pay any of Soma’s attorneys’ fees or expenses. The arbitrator agreed with us that the only amount we owed Soma was $6,702.87, which payment we made on May 27, 2005.
On August 29, 2005, Soma filed a notice of petition to vacate the May 24, 2005 arbitration award issued by the Supreme Court of the State of New York. On December 30, 2005, the Supreme Court of the State of New York dismissed Soma’s petition.

On February 3, 2006, Soma filed another notice of appeal with the Supreme Court of the State of New York. On December 6, 2006, we filed our brief for this appeal and on December 12, 2006, Soma filed its reply brief. On June 19, 2007, the Appellate Division, First Department of the Supreme Court of the State of New York, reversed the December 30, 2005 decision and ordered a new arbitration proceeding. On July 26, 2007, we filed a Motion for Leave to Appeal with the Court of Appeals of the State of New York and on August 3, 2007 Soma filed its reply brief. On October 16, 2007 the Court of Appeals of the State of New York denied our motion to appeal. We intend to continue to vigorously defend ourselves against the claims of Soma.
Lonza Patent Infringement Claim
On July 27, 2007, Lonza Group AG filed a complaint against the Company in the United States District Court for the District of Delaware alleging patent infringement relating to recombinant DNA methods, sequences, vectors, cell lines and host cells. The complaint seeks temporary and permanent injunctions enjoining the Company from infringing Lonza’s patents and unspecified damages. The Company believes that Lonza’s claims have no merit. To date the complaint has not been served on the Company and as a result the Company has not yet had an opportunity to respond. If the complaint is served, the Company intends to file a response and vigorously defend this action.
Stockholder Class Action Lawsuits
On August 13, 2007 a complaint was filed in the US District Court for the Western District of Washington naming the Company, the Chairperson of its Board of Directors, Linda Powers, and its Chief Executive Officer, Alton Boynton, as defendants in a class action for violation of federal securities laws. After this complaint was filed five additional complaints were filed in other jurisdictions alleging the similar claims. The complaints were filed on behalf of purchasers of the Company’s common stock between July 9, 2007 and July 18, 2007 and allege violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints seek unspecified compensatory damages, costs and expenses. The Company disputes these claims and intends to vigorously defend these actions. Motions are currently pending to consolidate the complaints into a single action and to designate a lead plaintiff.
SEC Inquiry
On August 13, 2007, we received a letter of non-public informal inquiry from the SEC regarding the events surrounding our application for Swiss regulatory approval and related press releases dated July 9, 2007 and July 16, 2007. The Company is co-operating with the inquiry.
Management Warrants
On November 13, 2003, we borrowed an aggregate of $335,000 from certain members of our management. As part of the consolidation of this loan, the lenders received warrants exercisable to acquire an aggregate of 0.25 million shares of our common stock. From March 2006 through May 2006, all of these warrants were exercised for shares of Common Stock on a net exercise basis, pursuant to the terms of the warrants.
Two former members of our management who had participated as lenders in these management loans have claimed that they are entitled to receive, for no additional cash consideration, an aggregate of up to approximately 0.63 million (prior to our 1 for 15 reverse stock split) additional shares of our Common Stock due to the alleged triggering of an anti-dilution provision in the warrant agreements. We do not believe that these claims have merit and, in the event such claims are pursued, we intend to vigorously defend ourselves against them.
Item. 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements included with this report. In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words “believe,” “expect,” “intend,” “anticipate,” and similar expressions are used to identify forward-looking statements, but some forward-looking statements are expressed differently. Many factors could affect our actual results, including those factors described under “Risk Factors” elsewhere in this report. These factors, among others, could cause results to differ materially from those presently anticipated by us. You should not place undue reliance on these forward-looking statements.

Overview
We are a development stage biotechnology company focused on discovering, developing and commercializing immunotherapy products that generate and enhance immune system responses to treat cancer. Currently approved cancer treatments are frequently ineffective, can cause undesirable side effects and provide marginal clinical benefits. Our approach in developing cancer therapies utilizes our expertise in the biology of dendritic cells, which are a type of white blood cell that activate the immune system. Our cancer therapies have been demonstrated in clinical trials to significantly extend both time to recurrence and survival, while providing a superior quality of life with no debilitating side effects when compared with current therapies.
Our platform technology, DCVax®, uses a patient’s own dendritic cells, the starter engine of the immune system. The dendritic cells are extracted from the body, loaded with tumor biomarkers or “antigens,” thereby creating a personalized therapeutic vaccine. Injection of these cells back into the patient initiates a potent immune response against cancer cells, resulting in delayed time to progression and prolonged survival. Our lead product candidate is DCVax®-Brain which targets Glioblastoma Multiforme (“GBM”), the most lethal form of brain cancer. DCVax®-Brain has entered a Phase II FDA-allowed clinical trial, which is designed and powered as a pivotal trial (i.e. a trial from which a company may go directly to product approval). Following this trial, we anticipate filing a biologic license application (or “BLA”) with the FDA for DCVax®- Brain. DCVax®-Prostate, which targets hormone independent (i.e. late stage) prostate cancer, has also been cleared by the FDA to commence a Phase III clinical trial, which is also designed and powered as a pivotal trial. Additional activities have included pre-clinical development of antibody drugs targeting CXCR4, a chemokine receptor that plays a central role in all three phases of cancer progression: expansion of the primary tumor, migration of tumor cells and establishment of distant metastases.
In February 2007, we, through our legal representative, applied to the Bundesamt für Gesundheit (“BAG” or “Office Fédéral de la Santé Publique”) in Switzerland for an Authorization for Use (“Autorisation”). In June 2007, we, through our legal representative, received such Autorisation from the BAG to make DCVax®-Brain available at limited selected medical centers in Switzerland as well as an authorization (“Autorisation pour activités transfrontalières avec des transplants”) to export patients’ cells and tissues from Switzerland, for vaccine manufacturing in the USA, and to import patients’ DCVax®-Brain finished vaccines into Switzerland. These authorizations are conditional upon certain implementation commitments which must be fulfilled to the satisfaction of Swissmedic (“Institut Suisse des Agents Thérapeutiques”) before the product may be made available (e.g., finalizing our pending arrangements for a clean-room suite for processing of patients’ immune cells). Implementation of these commitments is underway.
In the BAG’s processing of and decision on our application and data with respect to the authorizations described above, Swissmedic conducted an inspection of our facilities. A comprehensive evaluation of DCVax®-Brain will be conducted by Swissmedic within the assessment of a Marketing Authorization Application (“MAA”). We plan to submit for Marketing Authorization Application by the end of this year. The assessment by Swissmedic of our MAA will include a full review by Swissmedic of the safety and efficacy data generated in our DCVax®-Brain clinical studies to date. This review could take up to one year from the date the MAA is submitted. If Marketing Authorization is granted for DCVax®-Brain by Swissmedic we would have the right to fully market and commercialise the product in Switzerland. However, if and until such a Market Authorization is granted, and assuming the Company completes its implementation committments to the satisfaction of Swissmedic, DCVax®-Brain may only be made available at the selected Medical Centers in Switzerland under the Autorisation granted, by the BAG. The term of the BAG Autorisation is five years from June 2007.
We are also conducting a DCVax-Brain® Phase II pivotal trial in 141 patients in the U.S. Presently we have four clinical sites with open enrollment. We plan to seek product approval in both the US and EU in 2009, based upon the results of the pivotal trial.
DCVax®-Brain has been granted orphan drug status in both the U.S. and the European Union. Such status will afford DCVax®-Brain 7 years of market exclusivity in the U.S. and 10 years in the European Union, if DCVax®-Brain is the first product of its type to reach product approval.
On June 22, 2007, we placed 15,789,473 shares of our Common Stock with foreign institutional investors at a price of £0.95 per share through an initial public offering on the AIM market of the London Stock Exchange. The gross proceeds from the placement were approximately £15.0 million, or $29.9 million, while net proceeds from the offering, after deducting commissions and expenses, were approximately £13.0 million, or $25.9 million. The net proceeds from the placement are being used to fund clinical trials, product and process development, working capital and repayment of certain existing debt.

Despite the receipt of these proceeds, we may require additional funding to achieve profitability and there can be no assurance that our efforts to seek such funding will be successful. If our capital raising efforts are unsuccessful, our inability to obtain additional cash as needed could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. Our independent registered public accounting firm has indicated in their report on the financial statements, included in our December 31, 2006 annual report on Form 10-K, that there is substantial doubt about our ability to continue as a going concern.
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
In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes,” which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that we recognize in the financial statements the impact of a tax position if it is more likely than not that such tax position will be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted FIN 48 effective January 1, 2007 and there was no impact on the Company’s financial statements.
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company adopted SAB 108 effective January 1, 2007 and there was no impact on the Company’s financial statements.
Results of Operations
Operating costs and expenses consist primarily of research and development expenses, including clinical trial expenses, and general and administrative expenses.
Research and development expenses include salary and benefit expenses and costs of laboratory supplies used in our internal research and development projects, as well as consulting and pre-manufacturing costs incurred with respect to our third-party manufacturer.
From our inception through September 30, 2007, we incurred costs of approximately $41.2 million associated with our research and development activities. Because our technologies are unproven, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization.
General and administrative expenses include salary and benefit expenses related to administrative personnel, cost of facilities, insurance, legal support, as well as amortization costs of stock options granted to employees and warrants issued to consultants for their professional services.
During the nine months ended September 30, 2006 we realized net income of $662,000. This net income was generated from the reversal of previously recorded non-cash items as further described in Total Other Income (Expense), Net. We do not expect similar transactions in the future.
Three Months Ended September 30, 2006 and 2007
Total Revenues. We recognized $80,000 and $10,000 in revenues during the three months ended September 30, 2006 and 2007 respectively. To date, our revenues have primarily been derived from the manufacture and sale of research materials, contract research and development services, licensing fees and research grants from the federal government. Revenues in 2006 and 2007 reflected income generated from license fees.

Cost of Research Material Sales. Cost of research material sales were zero for the three months ended September 30, 2006 and 2007. We discontinued selling research materials effective December 31, 2005.
Research and Development Expense. Research and development expense increased from $1.0 million for the three months ended September 30, 2006 to $1.9 million for the three months ended September 30, 2007. The increase in research and development expense from 2006 to 2007 is due primarily to the initiation of our DCVax®-Brain pivotal study and an increase in our related contract pre-manufacturing fees.
General and Administrative Expense. General and administrative expense increased from $493,000 for the three months ended September 30, 2006 to $1,697,000 for the three months ended September 30, 2007. We have expanded our business activities internationally, especially in Switzerland, and as a result have incurred higher legal, patent, travel and consulting costs. Additionally, in the three months ended September 30, 2007, our overall legal costs have increased relative to the comparable period in 2006 due to legal defense costs incurred in the litigation discussed above in Note 8 Contingencies and our patent application and maintenance costs in the United States and internationally. Insurance costs have also increased due to increased directors and officers liability insurance coverage acquired in connection with the increase in the size of the Board of Directors and the appointment of a new independent board member in June 2007.
Depreciation and Amortization. Depreciation and amortization decreased from $10,000 during the three months ended September 30, 2006 to $2,000 for the three months ended September 30, 2007. This decrease was primarily due to the majority of our property and equipment becoming fully depreciated during the three months ended June 30, 2007.
Total Other Income (Expense), Net. Interest expense increased from $407,000 for the three months ended September 30, 2006 to approximately $697,000 for the three months ended September 30, 2007. Interest expense is primarily related to the debt discount and interest accretion associated with the convertible promissory notes and warrants debt financing. Interest expense increased during the three months ended September 30, 2007 due to the immediate amortization of the debt discount associated with the June 1, 2007 amendment to certain convertible notes payable to Toucan Partners on June 30, 2007 and the additional warrants to be issued in connection with the additional interest expense incurred on the convertible notes payable to Toucan Partners.
Nine Months Ended September 30, 2006 and 2007.
Total Revenues. We recognized $80,000 and $10,000 in revenues during the nine months ended September 30, 2006 and 2007, respectively. To date, our revenues have primarily been derived from the manufacture and sale of research materials, contract research and development services and research grants from the federal government. .Revenues in 2006 and 2007 reflected sales of residual research materials.
Cost of Research Material Sales. Cost of research material sales were zero for the nine months ended September 30, 2006 and 2007. We discontinued selling research materials effective December 31, 2005.
Research and Development Expense. Research and development expense increased from $2.6 million for the nine months ended September 30, 2006 to $5.3 million for the nine months ended September 30, 2007. The increase in research and development expense is due primarily to the initiation of our DCVax®-Brain pivotal clinical trial. In January 2007 our pre-manufacturing costs increased as we prepared for the enrollment of our first patients. These costs have continued to increase as we initiate additional sites and prepare to enroll additional patients.
General and Administrative Expense. General and administrative expense increased from $1.7 million for the nine months ended September 30, 2006 to $3.6 million for the nine months ended September 30, 2007. We have expanded our business activities both in the United States and internationally, especially in Switzerland, and as a result have incurred higher legal, patent, travel and consulting costs. Our overall legal costs have increased during the nine months ending September 30, 2007 relative to the comparable period in 2006 due to legal defense costs incurred in the litigation discussed above in Note 8 (Contingencies) and our patent application and maintenance costs in the United States and internationally. Insurance costs have also increased due to increased directors and officers liability insurance coverage acquired in connection with the increase in the size of the Board of Directors and the appointment of a new independent board member in June 2007. Additionally, in the nine months ended September 30, 2007, we recognized approximately $493,000 of general and administrative costs related to the Toucan Capital recapitalization agreement and to certain other costs incurred by Toucan Capital on the Company’s behalf. Approximately $220,000 of these costs relate to activities which took place prior to 2007.

Depreciation and Amortization. Depreciation and amortization decreased from $29,000 for the nine months ended September 30, 2006 to $18,000 for the nine months ended September 30, 2007. This decrease was primarily due to the majority of our property and equipment becoming fully depreciated during the second quarter of 2007.
Total Other Income (Expense), Net. Interest expense increased from $2.2 million for the nine months ended September 30, 2006 to approximately $5.6 million for the nine months ended September 30, 2007. Interest expense is primarily related to the debt discount and interest accretion associated with the convertible promissory notes and warrants debt financing. Interest expense increased significantly during the nine months ended September 30, 2007 due to the immediate amortization of the debt discount associated with the June 1, 2007 amendment to certain convertible notes payable to Toucan Partners on June 30, 2007. In addition, we recorded a warrant valuation gain of $7.1 million during the nine months ended September 30, 2006 with respect to the revaluation of the potential shares that could be issued in excess of the available authorized shares. We did not have a similar gain or loss during the nine months ended September 30, 2007. During the nine months ended September 30, 2007, we have also recorded foreign exchange gains on our foreign currency cash transferred to the US and on the increasing number of transactions in foreign currencies.
Liquidity and Capital Resources
Since 2004, we have undergone a significant recapitalization pursuant to which Toucan Capital loaned us an aggregate of $6.75 million and Toucan Partners loaned us an aggregate of $4.825 million (excluding $225,000 in proceeds from a demand note that was received on June 13, 2007 and repaid on June 27, 2007).
On January 26, 2005, we entered into a securities purchase agreement with Toucan Capital pursuant to which Toucan Capital purchased 32.5 million shares of our Series A cumulative convertible preferred stock (the “Series A Preferred Stock”) at a purchase price of $0.04 per share, for a purchase price of $1.267 million, net of offering related costs of approximately $24,000. In April 2006, the $6.75 million of notes payable plus all accrued interest due to Toucan Capital were converted into shares of our Series A-1 cumulative convertible preferred stock (the “Series A-1 Preferred Stock”).
Toucan Partners has loaned us an aggregate of $4.825 million through a series of transactions. From November 14, 2005 through March 9, 2006, we issued three promissory notes to Toucan Partners, pursuant to which Toucan Partners has loaned us an aggregate of $950,000. In April 2007, these notes were amended and restated to conform to the 2007 Convertible Notes. Payment is due under the notes upon written demand. Interest accrues at 10% per annum, compounded annually, on a 365-day year basis. The principal amount of, and accrued interest on, these notes, as amended, is convertible at Toucan Partners’ election into Common Stock on the same terms as the 2007 Convertible Notes described below.
In addition to the $950,000 of promissory notes described above, Toucan Partners provided $3.15 million in cash advances from October 2006 through April 2007, which were converted into the 2007 Convertible Notes and 2007 Warrants in April 2007. Toucan Partners also entered into two new promissory notes with us to fix the terms of two additional cash advances provided by Toucan Partners to us on May 14, 2007 and May 25, 2007 in the aggregate amount of $725,000, and we issued warrants to purchase shares of our stock to Toucan Partners in connection with each such note. These notes and warrants are on the same terms as the 2007 Convertible Notes and 2007 Warrants and enabled us to continue to operate and advance programs, while raising additional equity financing.
The aggregate outstanding principal of $4.825 million and related accrued interest owed to Toucan Partners under the 2007 Convertible Notes and the $950,000 notes payable may be converted (in whole or in part) by Toucan Partners into Common Stock at a conversion price of $0.60 per share.
On March 30, 2006, we entered into a securities purchase agreement with unrelated investors (“PIPE Financing”) pursuant to which we raised aggregate gross proceeds of approximately $5.5 million.
On June 22, 2007, we placed 15,789,473 shares of our Common Stock with foreign institutional investors at a price of £0.95 per share. The gross proceeds from the placement were approximately £15.0 million, or $29.9 million, while net proceeds from the offering, after deducting commissions and expenses, were approximately £13.0 million, or $25.9 million. We plan to use the net proceeds from the placement to fund clinical trials, product and process development, working capital and repayment of certain existing debt.
In July 2007 warrants issued in connection with the PIPE Financing were exercised. The warrant holders exercised the warrants under the cashless provision of the warrant instruments. As a result, 335,097 shares were issued.
We have also submitted an application to the FDA for cost recovery for our Phase II pivotal trial in brain cancer. If this application is approved, we will be permitted to charge patients or their insurers for the direct costs of manufacturing DCVax®-Brain during this clinical trial. We consider our cost recovery application to the FDA to be an important factor in our plans for moving forward with our product development programs. The FDA has responded to our submission and requested further information, which we are in the process of compiling.

We estimate that our available cash is sufficient to enable us to proceed with our pivotal DCVax®-Brain trial, begin treating patients with the DCVax®-Brain vaccine pursuant to the BAG authorization, and complete the submission of the SwissMedic application for approval of this product candidate. Although we believe that we have funding available to pursue the activities described above, its adequacy will depend on many factors, including the speed with which we are able to identify and hire people to fill key positions, the speed of patient enrollment in our pivotal brain cancer trial, whether (and when) the cost recovery application is approved, timing of final approval and the potential adoption of DCVax®-Brain in the selected hospitals in Switzerland, timing of any requested repayments of indebtedness under our demand notes payable, and unanticipated developments including adverse developments in pending litigation matters. However, without additional capital, we will not be able to move forward with any of our other product candidates for which investigational new drug applications have been cleared by the FDA. We will also be constrained in developing our second generation manufacturing processes, which offer substantial product cost reductions.
As of September 30, 2007, we had approximately $16.9 million of cash. We intend to use this cash to fund current operations and reduce our current liabilities, including our liabilities to related parties. Approximately $5.8 million of our $6.8 million of current liabilities at September 30, 2007 were payable to related parties, including the costs associated with preparing to manufacture our DCVax® product candidates and notes payable to Toucan Partners. The $4.825 million in notes payable to Toucan Partners plus accrued interest of approximately $0.4 million is due upon written demand. In October, Toucan Partners demanded and were repaid principal and interest in the aggregate amount of $2 million. In addition, Toucan Capital is entitled to approximately $563,000 which has been accrued with respect to costs incurred by Toucan Capital on behalf of the Company through September 30, 2007.
Despite our improved cash position, we expect to require additional funding before we achieve profitability and there can be no assurance that our efforts to seek such funding will be successful. If our capital raising efforts are unsuccessful, our inability to obtain additional cash as needed could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. Our independent registered public accounting firm has indicated in their report on the financial statements, included in the Annual Report on Form 10-K for the year ended December 31, 2006, that there is substantial doubt about our ability to continue as a going concern.
Sources of Cash
During the nine months ending September 30, 2007, we received $2.375 million in cash advances from Toucan Partners, which were converted into the 2007 Convertible Notes and 2007 Warrants discussed above. Additionally, we received $225,000 from Toucan Partners on June 13, 2007 in the form of a $225,000 demand note bearing interest of 10% (“Demand Note”). The Demand Note was repaid on June 27, 2007.
On June 22, 2007, we placed 15,789,473 shares of our Common Stock with foreign institutional investors at a price of £0.95 per share. The gross proceeds from the placement were approximately £15.0 million, or $29.9 million, while net proceeds from the offering, after deducting commissions and expenses, were approximately £13.0 million, or $25.9 million.
During the nine months ended September 30, 2006, we received net proceeds of $5.1 million from the sale of Common Stock as part of the PIPE Financing and $300,000 from the issuance of a convertible promissory note (and related warrants) to Toucan Partners, which were converted into the 2007 Convertible Notes and 2007 Warrants discussed above.
Uses of Cash
We used $10.4 million in cash for operating activities during the nine months ended September 30, 2007, compared to $5.1 million for the nine months ended September 30, 2006. The increase in cash used in operating activities from 2006 to 2007 occurred as a result of the significant increase in our pre-manufacturing activities and decrease in accounts payable balances at September 30, 2007 as we had funds available to repay vendors on a timely basis.
We generated $16,000 in cash from investing activities during the nine months ended September 30, 2006 compared to $15,000 used in investing activities during the nine months ended September 30, 2007. The cash provided during the nine months ended September 30, 2006 consisted of net proceeds from the sale of property and equipment and the cash used during the nine months ended September 30, 2007 consisted of purchases of property and equipment.

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
Item 4. Controls and Procedures
Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Evaluation of disclosure controls, procedures, and internal controls
Our President/Chief Executive Officer and our Chief Financial Officer, after evaluating, as required, the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), recognized, as of September 30, 2007, that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in our reports under the Exchange Act is recorded, processed, summarized and reported accurately within the time periods required.
Material Weakness Identified
In connection with the preparation of our financial statements for the year ended December 31, 2006, certain significant internal control deficiencies became evident to management that, in the aggregate, represent material weaknesses, including,
(i)	lack of independent directors on our audit committee;

(ii)	lack of an audit committee financial expert;

(iii)	insufficient personnel in our finance/accounting functions;

(iv)	insufficient segregation of duties; and

(v)	insufficient corporate governance policies.
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

In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, we intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2007 assessment of the effectiveness of our internal control over financial reporting. On October 1, 2007, we hired a full-time chief financial officer.
Changes in Internal Controls
During the period covered by this Report on Form 10-Q, there have not been any changes in our internal controls that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
As part of a continuing effort to improve our business processes, management is evaluating our internal controls and intends to update certain controls to accommodate any modifications to our business processes or accounting procedures.
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
The arbitration proceedings occurred from March 8-10, 2005 and on May 24, 2005; the arbitrator ruled in our favor and denied all claims of Soma. In particular, the arbitrator decided that we did not owe Soma the fees and warrants sought by Soma, that we would not owe Soma fees in connection with future financings, if any, and that we had no obligation to pay any of Soma’s attorneys’ fees or expenses. The arbitrator agreed with us that the only amount we owed Soma was $6,702.87, which payment we made on May 27, 2005.
On August 29, 2005, Soma filed a notice of petition to vacate the May 24, 2005 arbitration award issued by the Supreme Court of the State of New York. On December 30, 2005, the Supreme Court of the State of New York dismissed Soma’s petition.
On February 3, 2006, Soma filed another notice of appeal with the Supreme Court of the State of New York. On December 6, 2006, we filed our brief for this appeal and on December 12, 2006, Soma filed its reply brief. On June 19, 2007, the Appellate Division, First Department of the Supreme Court of the State of New York, reversed the December 30, 2005 decision and ordered a new arbitration proceeding. On July 26, 2007, we filed a Motion for Leave to Appeal with the Court of Appeals of the State of New York and on August 3, 2007 Soma filed its reply brief. On October 16, 2007 the Court of Appeals of the State of New York denied our motion to appeal. We intend to continue to vigorously defend ourselves against the claims of Soma.
Lonza Patent Infringement Claim
On July 27, 2007, Lonza Group AG filed a complaint against us in the United States District Court for the District of Delaware alleging patent infringement relating to recombinant DNA methods, sequences, vectors, cell lines and host cells. The complaint seeks temporary and permanent injunctions enjoining us from infringing Lonza’s patents and unspecified damages. We believe that Lonza’s claims have no merit. We dispute the allegations in the complaint and deny the claims of infringement. To date the complaint has not been served on the Company and as a result the Company has not yet had the opportunity to respond. If the complaint is served the Company intends to file a response and vigorously defend this action.

Stockholder Class Action Lawsuits
On August 13, 2007 a complaint was filed in the US District Court for the Western District of Washington naming the Company, the Chairperson of its Board of Directors, Linda Powers, and its Chief Executive Officer, Alton Boynton as defendants in a class action for violation of federal securities laws. After this complaint was filed, five additional complaints were filed in other jurisdictions alleging similar claims. The complaints were filed on behalf of purchasers of the Company’s common stock between July 9, 2007 and July 18, 2007 and allege violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaints seek unspecified compensatory damages, costs and expenses. The Company disputes these claims and intends to vigorously defend these actions. Motions are currently pending to consolidate the complaints into a single action and to designate a lead plaintiff.
SEC Inquiry
On August 13, 2007, we received a letter of non-public informal inquiry from the SEC regarding the events surrounding our application for Swiss regulatory approval and related press releases dated July 9, 2007 and July 16, 2007. The Company is co-operating with the enquiry.
Management Warrants
On November 13, 2003, we borrowed an aggregate of $335,000 from certain members of our management. As part of the consideration for this loan, the lenders received warrants exercisable to acquire an aggregate of 0.25 million shares of our Common Stock. From March 2006 through May 2006, all of these warrants were exercised for Common Stock on a net exercise basis, pursuant to the terms of the warrants.
Two former members of management who had participated as lenders in our management loans have claimed that they are entitled to receive, for no additional cash consideration, an aggregate of up to approximately 0.63 million additional shares of our Common Stock due to the alleged triggering of an anti-dilution provision in the warrant agreements. We do not believe that these claims have merit and, in the event such claims are pursued, we intend to vigorously defend against them.
We have no other legal proceedings pending at this time.
Item 1A. Risk Factors
This section briefly discusses certain risks that should be considered by our stockholders and prospective investors. You should carefully consider the risks described below, together with all other information included in this Form 10-Q and those risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006. If any of the following risks actually occur, our business, financial condition, or operating results may be adversely affected. In such case, you could lose all of your investment.
We are likely to continue to incur substantial losses, and may never achieve profitability.
We have incurred net losses every year since our incorporation in July 1998 and had a deficit accumulated during the development stage of approximately $135 million as of September 30, 2007. We expect that these losses will continue and anticipate negative cash flows from operations for the foreseeable future. Despite the receipt of approximately $26.0 million of net proceeds from an offering of our common stock on AIM in June 2007, we expect we will need additional funding, and over the medium term we will need to generate revenue sufficient to cover operating expenses, clinical trial expenses and some research and development costs to achieve profitability. We may never achieve or sustain profitability.
Our auditors have issued a “going concern” audit opinion.
Our independent auditors have indicated in their report on our December 31, 2006 financial statements that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation.

As a company in the early stage of development with an unproven business strategy, our limited history of operations makes an evaluation of our business and prospects difficult.
We have had a limited operating history and we are at an early stage of development. We may not be able to achieve revenue growth in the future. We have generated the following limited revenues: $529,000 in 2003; $390,000 in 2004; $124,000 in 2005; $80,000 in 2006; and $10,000 in 2007. We have derived most of these limited revenues from the sale of research products to a single customer, contract research and development from related parties and research grants. Our limited operating history makes it difficult to assess our prospects for generating revenues.
We will need to raise additional capital, which may not be available.
It is likely that we will need additional capital in the future to support and fund the research, development and commercialization of our product candidates. If we require additional funds and we are unable to obtain them on a timely basis or on favorable terms, we may be required to curtail or cease certain of our operations. We may raise additional funds by issuing additional Common Stock or securities (equity or debt) convertible into shares of Common Stock, in which case, the ownership interest of our stockholders will be diluted. Any debt financing, if available, is likely to include restrictive covenants that could limit our ability to take certain actions.
We may not be able to retain existing personnel.
We employ four full-time employees and one part-time employee. The uncertainty of our business prospects and the volatility in the price of our Common Stock may create anxiety and uncertainty, which could adversely affect employee morale and cause us to lose employees whom we would prefer to retain. To the extent that we are unable to retain existing personnel, our business and financial results may suffer.
We may not be able to attract expert personnel.
In order to pursue our product development and marketing plans, we will need additional management personnel and personnel with expertise in clinical testing, government regulation, manufacturing and marketing. Attracting and retaining qualified personnel, consultants and advisors will be critical to our success. There can be no assurance that we will be able to attract personnel on acceptable terms given the competition for such personnel among biotechnology, pharmaceutical and healthcare companies, universities and non-profit research institutions. The failure to attract any of these personnel could impede the achievement of our development objectives.
We must rely at present on a single relationship with a third-party contract manufacturer, which will limit our ability to control the availability of our product candidates in the near-term.
We rely upon a single contract manufacturer, Cognate BioServices, Inc. (“Cognate”). The majority owner of Cognate is Toucan Partners LLC (“Toucan Partners”), our majority stockholder. Cognate provides consulting services and is the manufacturer of our product candidates. We have an agreement in place with Cognate pursuant to which Cognate has agreed to provide manufacturing and other services in connection with our pivotal Phase II clinical trial for DCVax®-Brain. The agreement requires us to make minimum monthly payments to Cognate irrespective of whether any DCVax® products are manufactured. The agreement does not extend to providing services in respect of commercialization of the DCVax®-Brain product, nor for other clinical trials or commercialization of any of our other product candidates. If and to the extent we wish to engage Cognate to manufacture our DCVax®-Brain for commercialization or any of our other product candidates (including DCVax®-Prostate) for clinical trials or commercialization, we will need to enter into a new agreement with Cognate or another third-party manufacturer which might not be feasible on a timely or favorable basis. The failure to timely enroll patients in our clinical trials will have an adverse impact on our financial results due, in part, to the minimum monthly payments that we make to Cognate.
Problems with our contract manufacturer’s facilities or processes could result in a failure to produce, or a delay in production, of adequate supplies of our product candidates. Any prolonged interruption in the operations of our contract manufacturers’ facilities could result in cancellation of shipments or a shortfall in availability of a product candidate. A number of factors could cause interruptions, including the inability of a supplier to provide raw materials, equipment malfunctions or failures, damage to a facility due to natural disasters, changes in FDA regulatory requirements or standards that require modifications to our manufacturing processes, action by the FDA or by us that results in the halting or slowdown of production of components or finished products due to regulatory issues, the contract manufacturer going out of business or failing to produce product as contractually required or other similar factors. Because manufacturing processes are highly complex and are subject to a lengthy FDA approval process, alternative qualified production capacity may not be available on a timely basis or at all. Difficulties or delays in our contract manufacturer’s manufacturing and supply of components could delay our clinical trials, increase our costs, damage our reputation and, if our product candidates are approved for sale, cause us to lose revenue or market share if it is unable to timely meet market demands.

Our success partly depends on existing and future collaborators.
We work with scientists and medical professionals at academic and other institutions, including UCLA, the University of Pennsylvania, M.D. Anderson Cancer Centre and the H. Lee Moffitt Cancer Centre, among others, some of whom have conducted research for us or have assisted in developing our research and development strategy. We do not employ these scientists and medical professionals. They may have commitments to, or contracts with, other businesses or institutions that limit the amount of time they have available to work with us. We have little control over these individuals. We can only expect that they devote time to us as required by our license, consulting and sponsored research agreements. In addition, these individuals may have arrangements with other companies to assist in developing technologies that may compete with our products. If these individuals do not devote sufficient time and resources to our programs, or if they provide substantial assistance to our competitors, our business could be seriously harmed.
The success of our business strategy may partially depend upon our ability to develop and maintain our collaborations and to manage them effectively. Due to concerns regarding our ability to continue our operations or the commercial feasibility of our personalized DCVax® product candidates, these third parties may decide not to conduct business with us or may conduct business with us on terms that are less favorable than those customarily extended by them. If either of these events occurs, our business could suffer significantly.
We may have disputes with our collaborators, which could be costly and time consuming. Failure to successfully defend our rights could seriously harm our business, financial condition and operating results. We intend to continue to enter into collaborations in the future. However, we may be unable to successfully negotiate any additional collaboration and any of these relationships, if established, may not be scientifically or commercially successful.
We are involved in legal proceedings that could result in the payment of damages, which could be substantial, or that could otherwise harm our business. In addition, future litigation could be costly to defend or pursue and uncertain in its outcome.
We are party to various legal actions, as more fully described above under Item 1. Legal Proceedings. These pending legal proceedings include a dispute with Soma Partners, LLC, an investment bank, regarding certain fees Soma claims it is entitled to under an engagement letter with us, as well as a patent infringement claim filed against us by Lonza Group AG alleging infringement of certain patents relating to recombinant DNA methods, sequences, vectors, cell lines and host cells. In addition, several complaints seeking class-action status have been filed against us alleging violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder based on the Company’s public announcements in July 2007 regarding the status of certain regulatory approvals for its DCVax®-Brain vaccine in Switzerland. We are also cooperating with an informal inquiry of the Securities and Exchange Commission, or SEC, regarding the same matter. We can provide no assurances as to the outcome of these legal proceedings. We may be subject to future litigation.
The defense of these or future legal proceedings could divert management’s attention and resources from the needs of our business. We may be required to make substantial payments in the event of adverse judgments or settlements of any such claims, investigations, or proceedings. Any legal proceeding, even if resolved in our favor, could result in negative publicity or cause us to incur significant legal and other expenses. In addition, an adverse judgment in the patent infringement claim could limit our ability to pursue our business strategy as currently planned. Actual costs incurred in any legal proceedings may differ from our expectations and could exceed any amounts for which we have made reserves.
Clinical trials for our product candidates are expensive and time consuming and their outcome is uncertain.
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
The nature of our product candidates means that different systems and methods will need to be followed for the distribution and delivery of the products than is the case for conventional therapeutic products. The personalized nature of these products, the need for centralized storage, and the requirement to maintain the products in frozen form may mean that we are not able to take advantage of distribution networks normally used for conventional therapeutic products. If our product candidates are approved, it may take time for hospitals and physicians to adapt to the requirements for handling and storage of these products, which may adversely affect their sales.
We lack sales and marketing experience and as a result may experience significant difficulties commercializing our research product candidates.
The commercial success of any of our product candidates will depend upon the strength of our sales and marketing efforts. We do not have a sales force and have no experience in sales, marketing or distribution. To fully commercialize our product candidates, we will need a substantial marketing staff and sales force with technical expertise and the ability to distribute these products. As an alternative, we could seek assistance from a third party with a large distribution system and a large direct sales force. We may be unable to put either of these plans in place. In addition, if we arrange for others to market and sell our products, our revenues will depend upon the efforts of those parties. Such arrangements may not succeed.
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
Most of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals and marketing than we do. In addition, many of these competitors are actively in seeking patent protection and licensing arrangements in anticipation of collecting royalties for use of technology they have developed. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring technologies complementary to our programs.
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
We will only be able to protect our technologies from unauthorized use by third parties to the extent that they are covered by valid and enforceable patents or are effectively maintained as trade secrets. The patent positions of companies developing novel cancer treatments, including our patent position, generally are uncertain and involve complex legal and factual questions, particularly concerning the scope and enforceability of claims of such patents against alleged infringement. Recent judicial decisions are prompting a reinterpretation of the limited case law that exists in this area, and historical legal standards surrounding questions of infringement and validity may not apply in future cases. A reinterpretation of existing law in this area may limit or potentially eliminate our patent position and, therefore, our ability to prevent others from using our technologies. The biotechnology patent situation outside the United States is even more uncertain. Changes in either the patent laws or the interpretations of patent laws in the United States and other countries may, therefore, diminish the value of our intellectual property.
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
We have taken security measures to protect our proprietary information, especially proprietary information that is not covered by patents or patent applications. These measures, however, may not provide adequate protection for our trade secrets or other proprietary information. We seek to protect our proprietary information by entering into confidentiality agreements with employees, partners and consultants. Nevertheless, employees, collaborators or consultants may still disclose our proprietary information, and we may not be able to protect our trade secrets in a meaningful way. If we lose any employees, we may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by those former employees despite the existence of nondisclosure and confidentiality agreements and other contractual restrictions to protect our proprietary technology. In addition, others may independently develop substantially equivalent proprietary information or techniques or otherwise gain access to our trade secrets.
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
The FDA previously identified a number of deficiencies regarding the design of our original proposed Phase III clinical trial for DCVax®-Prostate. We believe we remedied these deficiencies in the new trial design for a 600-patient Phase III trial, which was cleared by the FDA in January 2005. However, we now intend to split this single 600-patient Phase III trial into two separate 300-patient Phase III trials, and submit a Special Protocol Assessment to the FDA. These revisions in trial design may cause delay in the development process for DCVax®-Prostate. It is not yet known whether the FDA will consider the two-trial design sufficient for marketing approval, or whether the agency will require us to design and carry out additional studies. If, after the Phase III studies are carried out, the FDA is not satisfied that its concerns were adequately addressed, those studies could be insufficient to demonstrate efficacy and additional clinical studies could be required at that time.
Any delay in completing sufficient trials or other regulatory requirements will delay our ability to generate revenue from product sales and we may have insufficient capital resources to support its operations. Even if we do have sufficient capital resources, our ability to generate meaningful revenues or become profitable may be delayed.

Regulatory approval may be withdrawn at any time.
After regulatory approval has been obtained for medicinal products, the product and the manufacturer are subject to continual review and there can be no assurance that such approval will not be withdrawn or restricted. Regulators may also subject approvals to restrictions or conditions, or impose post-approval obligations on the holders of these approvals, and the regulatory status of such products may be jeopardized if we do not comply. Extensive post-approval safety studies are likely to be a condition of the approval and will commit us to significant time and expense.
We may fail to comply with regulatory requirements.
Our success will be dependent upon our ability, and of our collaborative partners, to maintain compliance with regulatory requirements including regulators’ current good manufacturing practices (“cGMP”) and safety reporting obligations. The failure to comply with applicable regulatory requirements can, among other things, result in fines, injunctions, civil penalties, total or partial suspension of regulatory approvals, refusal to approve pending applications, recalls or seizures of products, operating and production restrictions and criminal prosecutions.
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
In the E.U., governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of such products to consumers. The approach taken varies from member state to member state. Some jurisdictions operate positive and/or negative list systems under which products may only be marketed once a reimbursement price has been agreed. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products, as exemplified by the National Institute for Health and Clinical Excellence in the U.K. which evaluates the data supporting new medicines and passes reimbursement recommendations to the government. In addition, in some countries cross-border imports from low-priced markets (parallel imports) exert commercial pressure on pricing within a country.
We may not be granted permission to charge for the cost of our investigational product in our pivotal Phase II clinical trial for DCVax®-Brain.
We have submitted to the FDA a cost recovery request for our pivotal clinical trial for DCVax®-Brain. In this request, we have asked the FDA’s permission to charge subjects for the cost of the DCVax®-Brain product administered in the trial. Sponsors are not normally permitted to charge for investigational products, but a sponsor can in some cases be granted permission to do this where it provides the FDA with a satisfactory explanation as to ‘‘why charging is necessary in order for the sponsor to undertake or continue the clinical trial, e.g., why distribution of the drug to test subjects should not be considered part of the normal cost of doing business.’’ We have cited several factors in favor of the FDA allowing cost recovery, including the life-threatening nature of the disease affecting the DCVax®-Brain trial subjects the clinical benefits shown in prior studies, and the difficulty of obtaining funding for the study from other sources. The FDA’s decision to grant permission to charge for an investigational drug is completely discretionary, however, and it is unclear at this time whether that permission will be granted.
DCVax® is our only technology in clinical development.
Unlike many pharmaceutical companies that have a number of products in development and which utilize many technologies, we are dependent on the success of our DCVax® platform and, potentially, our CXCR4 antibody technology. While DCVax® technology has a number of potentially beneficial uses, if that core technology is not commercially viable, we would have to rely on the CXCR4 technology, which is at an early pre-clinical stage of development, for our success. If the CXCR4 technology also fails, we currently do not have other technologies to fall back on and our business could fail.
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
Competing generic medicinal products may be approved.
In the E.U., there exists a process for the approval of generic biological medicinal products once patent protection and other forms of data and market exclusivity have expired. If generic medicinal products are approved, competition from such products may reduce sales of our products. Other jurisdictions, including the U.S., are considering adopting legislation that would allow the approval of generic medicinal products.

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
Our business could be adversely affected by animal rights activists.
Our business activities have involved animal testing. These types of activities have been the subject of controversy and adverse publicity. Some organizations and individuals have attempted to stop animal testing by pressing for legislation and regulation in these areas. To the extent the activities of such groups are successful; our business could be adversely affected. Negative publicity about us, our pre-clinical trials and our product candidates could lead to an impact upon our sales and profitability.
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
Toucan Capital and Toucan Partners beneficially own a majority of our shares of common stock and, as a result, the trading price for the Common Stock may be depressed and these stockholders can take actions that may be adverse to the interests of other investors.
As of September 30, 2007, Toucan Capital Fund II, L.P. (“Toucan Capital”) and its affiliate, Toucan Partners, collectively beneficially owned an aggregate of 21,872,196 shares of Common Stock, representing approximately 51.7 percent of the outstanding Common Stock. In addition, as of September 30, 2007, Toucan Capital may acquire an aggregate of approximately 22.0 million shares of common stock upon exercise of warrants and Toucan Partners may acquire an aggregate of 17.5 million shares of common stock upon the exercise of warrants and conversion of promissory notes pursuant to the terms of the 2007 Warrants and 2007 Convertible Notes. This significant concentration of ownership may adversely affect the trading price of our Common Stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Toucan Capital has the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, a managing director of the manager of Toucan Capital is a member of the Board. In light of the foregoing, Toucan Capital can significantly influence the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to investors.
Our Certificate of Incorporation and Bylaws and stockholder rights plan may delay or prevent a change in our management.
Our Seventh Amended and Restated Certificate of Incorporation, as amended (the “Certificate of Incorporation”), Third Amended and Restated Bylaws (the “Bylaws”) and our stockholder rights plan contain provisions that could delay or prevent a change in our management team. Some of these provisions:
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
The resale, or the availability for resale, of the shares issued in the March 2006 PIPE Financing could have a material adverse impact on the market price of our common stock.
In March 2006, we completed the PIPE Financing, consisting of a private placement of an aggregate of approximately 2.6 million shares of common stock and accompanying warrants to purchase an aggregate of approximately 1.3 million shares. In connection with the PIPE Financing, we agreed to register, and subsequently did register, the resale of the shares of common stock sold in the PIPE Financing and the shares underlying the warrants issued in the PIPE Financing. Although that registration statement is not currently effective, we are required to file a post effective amendment to the registration statement to once again register these shares for resale. Moreover, even in the absence of an effective registration statement covering these shares, these stockholders may currently resell their shares pursuant to, and in accordance with the provisions of, Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). The resale of a substantial number of the shares covered by this prospectus, or even the availability of these shares for resale, could have a material adverse impact on our stock price.
Because our common stock is subject to “penny stock” rules, the market for the common stock may be limited.
Because our common stock is subject to the SEC’s” penny stock rules, broker-dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected. Under the “penny stock” rules promulgated under the Exchange Act of 1934, as amended (the “Exchange Act”), broker-dealers who recommend such securities to persons other than institutional accredited investors must:
•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to a transaction prior to sale;

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

The price of our Common Stock may be highly volatile
The share price of publicly traded biotechnology and emerging pharmaceutical companies, particularly companies without earnings and consistent product revenues, can be highly volatile and are likely to remain highly volatile in the future. The price at which the Common Stock will be quoted and the price which investors may realize for their Common Stock will be influenced by a large number of factors, some specific to us and our operations and some unrelated to our operating performance. These factors could include the performance of our marketing programs, large purchases or sales of the shares, currency fluctuations, legislative changes and general economic conditions. In the past, share class action litigation has often been brought against companies that experience volatility in the market price of their shares. Whether or not meritorious, litigation brought against us following fluctuations in the trading price of the Common Stock could result in substantial costs, divert management’s attention and resources and harm our financial condition and results of operations.
The requirements of the Sarbanes-Oxley Act of 2002 and other U.S. securities laws reporting requirements impose cost and operating challenges on us.
We are subject to certain of the requirements of the Sarbanes-Oxley Act of 2002 in the U.S. and the reporting requirements under the Exchange Act. These laws require, among other things, an attestation report of our independent auditor on the effectiveness of our internal control over financial reporting, beginning with our annual report for the year ended December 31, 2008 as well as the filing of annual reports on Form 10-K, quarterly reports on Form 10-Q and periodic reports on Form 8-K following the happening of certain material events. In addition, our Chief Executive Officer and Chief Financial Officer will be required to report on the effectiveness of our internal control over financial reporting beginning with our annual report for the year ended December 31, 2007. To meet these compliance deadlines, we will need to have our internal controls designed, tested and operational by early 2008 to ensure compliance with applicable standards. We have not taken any steps to document our internal controls or financial reporting procedures. This process will likely be time consuming and will result in us having to significantly change our controls and reporting procedures due to the small number of employees and lack of governance controls. Most similarly-sized companies registered with the SEC have had to incur significant costs to ensure compliance. Moreover, any failure by us to comply with such provisions would be required to be disclosed publicly, which could lead to a loss of public confidence in our internal controls and could harm the market price of our Common Stock.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
On June 15, 2007, we received (1) a written consent in lieu of a meeting of stockholders from the holder of shares representing 77.5% of the total issued and outstanding shares of our capital stock voting together as a single class and 100% of each of our total issued and outstanding Series A Preferred Stock and Series A-1 Preferred Stock voting each as a separate class (collectively, the “Majority Stockholder”) to amend our Seventh Amended and Restated Certificate of Incorporation, as amended to decrease the number of authorized shares of Common Stock of the Company from 800,000,000 shares to 100,000,000 shares and decrease the number of authorized shares of preferred stock of the Company from 300,000,000 to 20,000,000 and (2) a written consent in lieu of a meeting of stockholders from the Majority Stockholder to amend our Seventh Amended and Restated Certificate of Incorporation, as amended, to eliminate certain redundant language in Article VI, Section (A) thereof. An Information Statement relating to this matter will be distributed to stockholders during the fourth quarter of 2007.
Item 5. Other Information
None

Item 6. Exhibits

3.1	Seventh Amended and Restated Certificate of Incorporation as amended. (3.1)(1)

3.2	Third Amended and Restated Bylaws of Northwest Biotherapeutics, Inc. (3.1)(2)

3.3	Amendment to the Seventh Amended and Restated Certificate of Incorporation of Northwest Biotherapeutics, Inc. (3.2)(2)

10.1	Employment Agreement dated October 1, 2007 between Anthony P. Deasey and Northwest Biotherapeutics, Inc. (3.2)(2)(3)

*31.1	Certification of President and Chief Executive Officer, Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of President and Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer), Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit (3.1) shown in the preceding parentheses filed with the Registrant’s registration statement Form S-1 (File No. 333-67350).

(2)	Incorporated by reference to the exhibit (3.1) shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K filed on May 21, 2007.

(3)	Incorporated by reference to the exhibit (3.2)(2) shown in the preceding parentheses filed with the Registrant’s Current Report of Form 8-K on October 2, 2007

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC

Dated: November 14, 2007	By:	/s/ Alton L. Boynton

Alton L. Boynton President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Anthony P. Deasey

Anthony P. Deasey
Chief Financial Officer (Principal Financial and Accounting Officer)

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
EXHIBIT INDEX

3.1	Seventh Amended and Restated Certificate of Incorporation as amended. (3.1)(1)

3.2	Third Amended and Restated Bylaws of Northwest Biotherapeutics, Inc. (3.1)(2)

3.3	Amendment to the Seventh Amended and Restated Certificate of Incorporation of Northwest Biotherapeutics, Inc. (3.2)(2)

10.1	Employment Agreement dated October 1, 2007 between Anthony P. Deasey and Northwest Biotherapeutics, Inc (3.2)(2)(3)

*31.1	Certification of President and Chief Executive Officer, Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of President and Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer), Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit (3.1) shown in the preceding parentheses filed with the Registrant’s registration statement Form S-1 (File No. 333-67350).

(2)	Incorporated by reference to the exhibit (3.1) shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K filed on June 22, 2007.

(3)	Incorporated by reference to the exhibit (3.2)(2) shown in the preceding parentheses filed with the Registrant’s Current Report of Form 8-K on October 2, 2007

*	Filed herewith.