Form 10-K/A
period 2006-12-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2007-12-03
CIK 1072379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 000-33393

NORTHWEST BIOTHERAPEUTICS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	94-3306718
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7600 Wisconsin Ave. 7th Floor, Suite 750 Bethesda, MD 20814 (Address of principal executive offices)	98011 (Zip Code)

Registrant’s telephone number, Including Area Code:
(240) 497-9024

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

Explanatory Note
Northwest Biotherapeutics, Inc. (the “Company”) is filing this amendment on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission (the “Commission”) on April 17, 2007. This Amendment reflects modifications that we have made in the light of comments from the staff of the Commission in connection with its review of our Annual Report on Form 10-K for the year ended December 31, 2006.
The Commission file number and the address of the Company’s principal executive offices on the cover of the report and the report of the Independent Registered Public Accounting Firm are hereby amended.
Except for the items described above, this Amendment continues to speak as of the date of the original Form 10-K and does not modify, amend or update in any way the financial statements or any other item or disclosures in the original 10-K.

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
/S/ PETERSON SULLIVAN PLLC
March 27, 2007
Seattle, Washington

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bothell, State of Washington, on December 3, 2007.

NORTHWEST BIOTHERAPEUTICS, INC.

By:	/s/ ALTON L. BOYNTON
Alton L. Boynton
Its: President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ALTON L. BOYNTON, PH.D. Alton L. Boynton, Ph.D.	President and Director (Principal Executive Officer)	December 3, 2007

/s/ ANTHONY P. DEASEY Anthony P. Deasey	Chief Financial Officer (Principal Financial and Accounting Officer)	December 3, 2007

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Seventh Amended and Restated Certificate of Incorporation, as amended.(3.1)(2)
3.2	Second Amended and Restated Bylaws of the Company.(3.2)(1)
3.3	Certificate of Designations, Preferences and Rights of Series A Cumulative Convertible Preferred Stock, as amended.
3.4	Certificate of Designations, Preferences and Rights of Series A-1 Cumulative Convertible Preferred Stock.
4.1	Form of common stock certificate.(4.1)(2)
4.2	Northwest Biotherapeutics, Inc. Stockholders Rights Plan dated February 26, 2002 between the Company and Mellon Investors Services, LLC.(4.2)(3)
4.3	Form of Rights Certificate.(4.3)(3)
4.4	Rights Agreement Amendment dated April 26, 2004.(4.4)(4)
10.1	Amended and Restated Loan Agreement and 10% Promissory Note dated November 14, 2005 in the principal amount of $400,000 as amended and restated on April 14, 2007 between the Company and Toucan Partners, LLC.(10.1)(19)
10.2	Second Amended and Restated Loan Agreement and 10% Promissory Note originally dated December 30, 2005, and amended and restated on April 17, 2006 and April 14, 2007 in the principal amount of $250,000 between the Company and Toucan Partners, LLC.(10.2)(19)
10.3	Second Amended and Restated Loan Agreement and 10% Promissory Note originally dated March 9, 2006, and as amended and restated on April 17, 2006 and April 14, 2007 in the principal amount of $300,000 between the Company and Toucan Partners, LLC.(10.3)(19)
10.4	Form of Loan Agreement and 10% Convertible, Promissory Note dated April 14, 2007 between the Company and Toucan Partners, LLC for cash advances made on October 30, 2006, November 21, 2006, December 21, 2006, January 19, 2007, February 23, 2007, March 16, 2007, March 20, 2007, April 10, 2007 and April 11, 2007.(10.4)(19)
10.5	Amended and Restated Investor Rights Agreement dated April 17, 2006.(10.5)(19)
10.6	Securities Purchase Agreement, dated March 30, 2006 by and among the Company and the Investors identified therein.(10.6)(6)
10.7	Form of Warrant.(10.7)(6)
10.8	Warrant to purchase securities of the Company dated April 26, 2004 issued to Toucan Capital Fund II, L.P.(10.8)(7)
10.9	Warrant to purchase securities of the Company dated June 11, 2004 issued to Toucan Capital Fund II, L.P.(10.9)(7)
10.10	Warrant to purchase securities of the Company dated July 30, 2004 issued to Toucan Capital Fund II, L.P.(10.10)(7)
10.11	Warrant to purchase securities of the Company dated October 22, 2004 issued to Toucan Capital Fund II, L.P.(10.11)(8)
10.12	Warrant to purchase securities of the Company dated November 10, 2004 issued to Toucan Capital Fund II, L.P.(10.12)(9)
10.13	Warrant to purchase securities of the Company dated December 27, 2005 issued to Toucan Capital Fund II, L.P.(10.13)(10)
10.14	First Amendment to Warrants between Northwest Biotherapeutics, Inc. and Toucan Capital Fund II, L.P. dated January 26, 2005.(10.14)(1)
10.15	Warrant to purchase Series A Preferred Stock dated January 26, 2005 issued to Toucan Capital Fund II, L.P.(10.15)(1)
10.16	Warrant to purchase securities of the Company dated April 12, 2005 issued to Toucan Capital Fund II, L.P.(10.16)(11)

Exhibit
Number		Description

10.17		Warrant to purchase securities of the Company dated May 13, 2005 issued to Toucan Capital Fund II, L.P.(10.17)(12)
10.18		Warrant to purchase securities of the Company dated June 16, 2005 issued to Toucan Capital Fund II, L.P.(10.18)(13)
10.19		Warrant to purchase securities of the Company dated July 26, 2005 issued to Toucan Capital Fund II, L.P.(10.19)(14)
10.20		Warrant to purchase securities of the Company dated September 7, 2005 issued to Toucan Capital Fund II, L.P.(10.20)(15)
10.21		Amended Form of Warrant to purchase securities of the Company dated November 14, 2005 and April 17, 2006 as amended April 14, 2006 issued to Toucan Partners, LLC.(10.21)(19)
10.22		Form of Warrant to purchase securities of the Company dated April 14, 2007 issued to Toucan Partners, LLC.(10.22)(19)
10.23		Amended and Restated Recapitalization Agreement by and between the Company and Toucan Capital Fund II, L.P., as amended.(10.23)(18)
10.24		Amended and Restated Binding Term sheet, as amended.(10.24)(18)
10.25		Amended and Restated Employment Agreement with Dr. Alton L. Boynton(10.25)(16)
10.26		Form of Warrant to purchase common stock of the Company dated November 13, 2003, as amended.(10.26)(18)
10.27		Services Proposal between the Company and Cognate Therapeutics, Inc. dated July 30, 2004.(10.27)(7)
10.28		1998 Stock Option Plan.(10.28)(2)
10.29		1999 Executive Stock Option Plan.(10.29)(2)
10.30		2001 Stock Option Plan.(10.30)(2)
10.31		2001 Nonemployee Director Stock Incentive Plan.(10.31)(2)
10.32		Employee Stock Purchase Plan.(10.32)(2)
10.33		Lease Agreement.(10.33)(18)
10.34		Clinical Study Agreement between the Company and the Regents of the University of California dated February 14, 2006.(10.34)(18)
11.1		Computation of net loss per share (included in notes to financial statements).
23	.1*	Consent of Peterson Sullivan, PLLC, Independent Registered Accounting Firm.
31	.1*	Certification of President (Principal Executive Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31	.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	.1*	Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32	.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed Herewith.

(1)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K, February 1, 2005.

(2)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Form S-1 (Registration No. 333-67350).

(3)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Form 8-A on July 8, 2002.

(4)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Form 10-K on May 14, 2004.

(5)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Quarterly Report on Form 10-Q on November 14, 2005.

(6)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on March 31, 2006.

(7)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Quarterly Report on Form 10-Q on November 15, 2004.

(8)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on October 22, 2004.

(9)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on November 10, 2004.

(10)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on December 27, 2004.

(11)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Annual Report on Form 10-K on April 15, 2005.

(12)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8- K on May 18, 2005.

(13)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on June 21, 2005.

(14)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on August 1, 2005.

(15)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on September 9, 2005.

(16)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Quarterly Report on Form 10-Q on November 11, 2003.

(17)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on August 5, 2005.

(18)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 10-K on April 18, 2006.

(19)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Form 10-K on April 17, 2007.