Form 10-K/A
period 2006-12-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2007-12-07
CIK 1072379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 2

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

Explanatory Note
Northwest Biotherapeutics, Inc. (the “Company”) is filing this amendment on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2006, filed with the Securities and Exchange Commission (the “Commission”) on April 17, 2007. This Amendment is filed in order to re-file the entirety of Part II, Item 8 Financial Statements and Supplementary Data, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 in light of comments from the staff of the Commission in connection with its review of our Annual Report on Form 10-K for the year ended December 31, 2006.
The Commission file number and the address of the Company’s principal executive offices on the cover of the report and the report of the Independent Registered Public Accounting Firm are hereby amended.
Except for the items described above, this Amendment continues to speak as of the date of the original Form 10-K and does not modify, amend or update in any way the financial statements or any other item or disclosures in the original Form 10-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on December 7, 2007.

NORTHWEST BIOTHERAPEUTICS, INC.

By:	/s/ ALTON L. BOYNTON
Alton L. Boynton
Its: President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ALTON L. BOYNTON, PH.D. Alton L. Boynton, Ph.D.	President and Director (Principal Executive Officer)	December 7, 2007

/s/ ANTHONY P. DEASEY Anthony P. Deasey	Chief Financial Officer (Principal Financial and Accounting Officer)	December 7, 2007

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