Form 10-Q
period 2008-03-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2008-05-15
CIK 1072379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of May 5, 2008, the total number of shares of common stock, par value $0.001 per share, outstanding was 42,346,839.

NORTHWEST BIOTHERAPEUTICS, INC.

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 2007 and March 31, 2008 (unaudited)	3

Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2007 and 2008 and the period from March 18, 1996 (inception) to March 31, 2008	4

Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2007 and 2008 and the period from March 18, 1996 (inception) to March 31, 2008	5

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	23

Item 4. Controls and Procedures	23

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3. Defaults Upon Senior Securities	38

Item 4. Submission of Matters to a Vote of Security Holders	38

Item 5. Other Information	38

Item 6. Exhibits	38

SIGNATURES	39

INDEX TO EXHIBITS	40

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Part I — Financial Information
NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(in thousands)

	December 31,	March 31,
	2007	2008
		(Unaudited)
Assets
Current assets:
Cash	$7,861	$2,578
Accounts receivable	—	—
Prepaid expenses and other current assets	823	795

Total current assets	8,684	3,372

Property and equipment:
Laboratory equipment	29	29
Office furniture and other equipment	94	101
Construction in Progress	—	121

	123	251
Less accumulated depreciation and amortization	(104)	(127)

Property and equipment, net	19	124
Deposit and other non-current assets	3	2

Total assets	$8,706	$3,499

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$846	$904
Accounts payable, related party	161	190
Accrued expenses	1,006	729
Accrued expense, related party	886	444

Total liabilities	2,899	2,267

Stockholders’ equity:
Preferred stock, $0.001 par value; 20,000,000 shares authorized at December 31, 2007 and March 31, 2008 and 0 shares issued and outstanding at December 31, 2007 and March 31, 2008
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2007 and March 31, 2008 and 42,346,085 and 42,346,839 shares issued and outstanding at December 31, 2007 and March 31, 2008, respectively	42	42
Additional paid-in capital	148,064	149,160
Deficit accumulated during the development stage	(142,295)	(147,920)
Cumulative translation adjustment	(4)	(50)

Total stockholders’ equity	5,807	1,232

Total liabilities and stockholders’ equity	$8,706	$3,499

See accompanying notes to condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

			Period from
			March 18, 1996
	Three Months Ended		(Inception) to
	March 31,		March 31,
	2007	2008	2008
Revenues:
Research material sales	$—	$—	$540
Contract research and development from related parties	—	—	1,128
Research grants and other	—	—	1,061

Total revenues	—	—	2,729

Operating costs and expenses:
Cost of research material sales	—	—	382
Research and development	1,311	3,062	47,684
General and administrative	501	2,603	42,741
Depreciation and amortization	10	22	2,344
Loss on facility sublease	—	—	895
Asset impairment loss	—	—	2,056

Total operating costs and expenses	1,822	5,687	96,102

Loss from operations	(1,822)	(5,687)	(93,373)

Other income (expense):
Warrant valuation	—	—	6,759
Gain on sale of intellectual property	—	—	3,656
Interest expense	(131)	(12)	(21,342)
Interest income and other	1	74	1,189

Net loss	(1,952)	(5,625)	(103,111)
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	—	—	(12,349)
Modification of Series A preferred stock warrants	—	—	(2,306)
Modification of Series A-1 preferred stock warrants	—	—	(16,393)
Series A preferred stock dividends	—	—	(334)
Series A-1 preferred stock dividends	—	—	(917)
Warrants issued on Series A and Series A-1 preferred stock dividends	—	—	(4,664)
Accretion of Series A preferred stock mandatory redemption obligation	—	—	(1,872)
Series A preferred stock redemption fee	—	—	(1,700)
Beneficial conversion feature of Series D preferred stock	—	—	(4,274)

Net loss applicable to common stockholders	$(1,952)	$(5,625)	$(147,920)

Net loss per share applicable to common stockholders — basic and diluted	$(0.45)	$(0.13)

Weighted average shares used in computing basic and diluted net loss per share	4,349	42,346

See accompanying notes to condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

			Period from
			March 18, 1996
	Three Months Ended		(Inception) to
	March 31,		March 31,
	2007	2008	2008
Cash Flows from Operating Activities:
Net Loss	$(1,952)	$(5,625)	$(103,111)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	10	22	2,344
Amortization of deferred financing costs	—	—	320
Amortization debt discount	56	—	17,996
Accrued interest converted to preferred stock	—	—	260
Accreted interest on convertible promissory note	74	—	1,484
Stock-based compensation costs	4	1,097	4,888
Gain on sale of intellectual property and royalty rights	—	—	(3,656)
Loss on sale of property and equipment	—	—	273
Warrant valuation	—	—	(6,759)
Asset impairment loss	—	—	2,066
Loss on facility sublease	—	—	895
Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	3	—	—
Prepaid expenses and other current assets	(131)	28	(297)
Accounts payable and accrued expenses	653	(221)	1,553
Related party accounts payable and accrued expenses	—	(410)	637
Accrued loss on sublease	—	—	(265)
Deferred rent	—	—	410

Net Cash used in Operating Activities	(1,283)	(5,109)	(80,962)

Cash Flows from Investing Activities:
Purchase of property and equipment, net	(11)	(128)	(4,732)
Proceeds from sale of property and equipment	—	—	250
Proceeds from sale of intellectual property	—	—	1,816
Proceeds from sale of marketable securities	—	—	2,000
Refund of security deposit	—	—	(3)
Transfer of restricted cash	—	—	(1,035)

Net Cash used in Investing Activities	(11)	(128)	(1,704)

Cash Flows from Financing Activities:
Proceeds from issuance of note payable to stockholder	1,000	—	5,750
Repayment of note payable to stockholder	—	—	(6,700)
Proceeds from issuance of convertible promissory note and warrants, net of issuance costs	—	—	13,099
Borrowing under line of credit, Northwest Hospital	—	—	2,834
Repayment of line of credit, Northwest Hospital	—	—	(2,834)
Repayment of convertible promissory note	—	—	(119)
Payment on capital lease obligations	(2)	—	(323)
Payments on note payable	—	—	(420)
Payment of preferred stock dividends	—	—	(1,251)
Proceeds from issuance Series A cumulative preferred stock, net	—	—	28,708
Proceeds from exercise of stock options and warrants	—	—	227
Proceeds from issuance common stock, net	—	—	48,343
Mandatorily redeemable Series A preferred stock redemption fee	—	—	(1,700)
Deferred financing costs	—	—	(320)

Net Cash provided by Financing Activities	998	—	85,294

			Period from
			March 18, 1996
	Three Months Ended		(Inception) to
	March 31,		March 31,
	2007	2008	2008
Effect of exchange rates on cash	—	(46)	(50)
Net increase (decrease) in cash	(296)	(5,283)	2,578
Cash at beginning of period	307	7,861	—

Cash at end of period	$11	$2,578	$2,578

Supplemental disclosure of cash flow information — Cash paid during the period for interest	$1	$12	$1,883

Supplemental schedule of non-cash financing activities:
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	$—	$—	$12,349
Modification of Series A preferred stock warrants	—	—	2,306
Modification of Series A-1 preferred stock warrants	—	—	16,393
Warrants issued on Series A and Series A-1 preferred stock dividends	—	—	4,664
Equipment acquired through capital leases	—	—	285
Common stock warrant liability	—	—	11,841
Accretion of mandatorily redeemable Series A preferred stock redemption obligation	—	—	1,872
Beneficial conversion feature of convertible promissory notes	—	—	7,242
Conversion of convertible promissory notes and accrued interest to Series D preferred stock	—	—	5,324
Conversion of convertible promissory notes and accrued interest to Series A-1 preferred stock	—	—	7,707
Conversion of convertible promissory notes and accrued interest to common stock	—	—	269
Issuance of Series C preferred stock warrants in connection with lease agreement	—	—	43
Issuance of common stock for license rights	—	—	4
Issuance of common stock and warrants to Medarex	—	—	840
Issuance of common stock to landlord	—	—	35
Deferred compensation on issuance of stock options and restricted stock grants	—	—	759
Cancellation of options and restricted stock	—	—	849
Stock subscription receivable	—	—	480
Financing of prepaid insurance through note payable	—	—	491

See accompanying notes to condensed consolidated financial statements.

Northwest Biotherapeutics, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Northwest Biotherapeutics, Inc. and its subsidiary, NW Bio Europe Sarl (collectively, the “Company”). All material intercompany balances and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). All normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the three month periods ended March 31, 2008 and 2007 are not necessarily indicative of results to be expected for a full year.
The independent registered public accounting firm’s report on the financial statements for the fiscal year ended December 31, 2007 states that because of recurring operating losses, net operating cash flow deficits, and a deficit accumulated during the development stage, there is substantial doubt about the Company’s ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
2. Summary of Significant Accounting Policies
The significant accounting policies used in the preparation of the Company’s condensed consolidated financial statements are disclosed in Note 3 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.
Recent Accounting Pronouncements
On January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurements (“SFAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the required disclosures on fair value measurements. In February 2008, the FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), that deferred the effective date of SFAS 157 for one year for nonfinancial assets and liabilities recorded at fair value on a non-recurring basis. The effect of adoption of SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis did not have a material impact on the Company’s financial position and results of operations (See Note 3). The Company is assessing the impact of the adoption of SFAS 157 for nonfinancial assets and liabilities on the Company’s financial position and results of operations.
In December 2007, the FASB issued Statement No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R expands the scope of acquisition accounting to all transactions under which control of a business is obtained. Among other things, SFAS 141R requires that contingent consideration as well as contingent assets and liabilities be recorded at fair value on the acquisition date, that acquired in-process research and development be capitalized and recorded as intangible assets at the acquisition date, and also requires transaction costs and costs to restructure the acquired company be expensed. SFAS 141R is effective on a prospective basis as of January 1, 2009 for the Company. The Company is assessing the impact of the adoption of this standard on its financial position and results of operations.
On January 1, 2008, the Company adopted FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to irrevocablely elect to measure certain financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The Company did not elect the fair value option under SFAS 159 for any of its financial assets or liabilities upon adoption.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). The statement changes how noncontrolling interests in subsidiaries are measured to initially be measured at fair value and classified as a separate component of equity. SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. No gains or losses will be recognized on partial disposals of a subsidiary where control is retained. In addition, in partial acquisitions, where control is obtained, the acquiring company will recognize and measure at fair value all of the assets and liabilities, including goodwill, as if the entire target company had been acquired. The statement is to be applied prospectively for fiscal years beginning on or after December 15, 2008. We will adopt the statement on January 1, 2009. We are currently evaluating the impact the adoption of this statement will have, if any, on our consolidated financial position or results of operations.
In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is effective January 1, 2009 for the Company. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosure of the fair values of derivative instruments and associated gains and losses in a tabular format. Since SFAS 161 requires only additional disclosures about the Company’s derivatives and hedging activities, the adoption of SFAS 161 will not affect the Company’s financial position or results of operations, should the Company acquire derivatives in the future.
In December 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements. EITF 07-1 is effective for the Company beginning January 1, 2009 and will be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The Company is assessing the impact of adoption of EITF 07-1 on its financial position and results of operations.
On January 1, 2008, the Company adopted EITF Issue No. 07-3, Accounting for Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (“EITF 07-3”), which is being applied prospectively for new contracts. EITF 07-3 addresses nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities. EITF 07-3 requires these payments be deferred and capitalized and recognized as an expense as the related goods are delivered or the related services are performed. The effect of adoption of EITF 07-3 on the Company’s financial position and results of operations was not material.
3. Fair Value Measurements
As discussed in Note 2 above, effective January 1, 2008, the Company adopted SFAS 157 for all financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157 describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted market prices in active markets for identical assets or liabilities.

Level 2	Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3	Unobservable inputs that are not corroborated by market data.
If the inputs used to measure the financial assets and liabilities fall within the different levels described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.
As of March 31, 2008, the Company did not hold any financial assets and liabilities which were required to be measured at fair value on a recurring basis.

4. Stock-Based Compensation Plans
The Company has share-based compensation plans under which employees and non-employee directors may be granted options to purchase shares of Company common stock at the fair market value at the time of grant. Stock-based compensation cost is measured by the Company at the grant date, based on the fair value of the award, over the requisite service period. For options and warrants issued to non-employees, the Company recognizes stock compensation costs utilizing the fair value methodology prescribed in SFAS 123 (revised 2004), Share Based Payment (“SFAS 123(R)”)over the related period of benefit.
The stock-based compensation expense related to stock-based awards under SFAS 123(R) totaled approximately $1,096,700 and $4,000 for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, the Company had $7.9 million of total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans.
There were no stock options granted during the three month periods ended March 31, 2008 and 2007.
During April 2008, the Company granted additional options to purchase an additional 720,000 shares of common stock to new employees. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.
Stock Option Plans
The Company established a stock option plan, which became effective on June 22, 2007 (the “2007 Stock Option Plan”). In April 2008, the Company increased the number of shares reserved for issuance under the 2007 Stock Option Plan by an additional 519,132 shares of its common stock for an aggregate of 6,000,000 shares of its common stock, par value $0.001 per share (“Common Stock”), reserved for issue in respect of options granted under the plan. The plan provides for the grant to employees of the Company, its parents and subsidiaries, including officers and employee directors, of “incentive stock options” within the meaning of Section 422 of the U.S. Internal Revenue Code of 1986, as amended, and for the grant of non-statutory stock options to the employees, officers, directors, including non-employee directors, and consultants of the Company, its parents and subsidiaries. To the extent an optionee would have the right in any calendar year to exercise for the first time one or more incentive stock options for shares having an aggregate fair market value, under all of the Company’s plans and determined as of the grant date, in excess of $100,000, any such excess options will be treated as non-statutory options.
5. Liquidity
The Company has experienced recurring losses from operations, and, as of March 31, 2008, had working capital of $1.1 million and a deficit accumulated during the development stage of $148.0 million.
Since 2004, the Company has undergone a significant recapitalization pursuant to which Toucan Capital Fund II, L.P. (“Toucan Capital”) loaned the Company an aggregate of $6.75 million and Toucan Partners, LLC (“Toucan Partners”) loaned the Company an aggregate of $4.825 million (excluding $225,000 in proceeds from a demand note that was received on June 13, 2007 and repaid on June 27, 2007). The Board’s Chairperson is the managing director of Toucan Capital and the managing member of Toucan Partners. During this period of time, the Company also borrowed funds from certain members of management. In addition, the Company raised capital in March 2006 through a PIPE Financing and in June 2007 sold shares of Common Stock to foreign institutional investors.
Management Loans
On November 13, 2003, the Company borrowed an aggregate of $335,000 from certain members of its management and issued warrants to acquire an aggregate of approximately 247,000 shares of Common Stock at an exercise price of $0.60 per share, which enabled the Company to continue operating into the first quarter of 2004. As of December 31, 2005, $111,000 of outstanding principal balance and the related accrued interest was repaid to certain prior members of management. On April 17, 2006, the final $224,000 of outstanding principal balance on these notes, and the related accrued interest, was converted into 146,385 and 32,796 shares, respectively, of our Common Stock, and in conjunction with the PIPE Financing, members of management exercised their warrants (200% warrant coverage) on a net exercise basis for 126,365 and 28,311 shares of our Common Stock, respectively. Accordingly, as of December 31, 2006, all of these loans were either repaid or converted into Common Stock.
During March and April 2006, warrants for the purchase of an aggregate of approximately 247,000 shares of Common Stock were exercised on a net exercise basis resulting in the issuance of approximately 227,000 shares of Common Stock to current and prior members of management.

Two former members of the Company’s management, who had participated as lenders in the Company’s management loans, have claimed that they are entitled to receive, for no additional cash consideration, an aggregate of up to approximately 630,000 additional shares of Common Stock due to the alleged triggering of an anti-dilution provision in the warrant agreements. The Company does not believe that these claims have merit, and intends to vigorously defend such claims.
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
Conversion of Preferred Stock and Related Matters
On June 1, 2007, the Company issued to Toucan Capital a new warrant to purchase the Company’s Series A-1 Preferred Stock (“Toucan Capital Series A-1 Warrant”) in exchange for the cancellation of all previously issued warrants to purchase Series A-1 Preferred Stock (or, at the election of Toucan Capital, any other equity or debt security of the Company) held by Toucan Capital. The new Toucan Capital Series A-1 Warrant was exercisable for 6,471,333 shares of Series A-1 Preferred Stock plus shares of Series A-1 Preferred Stock attributable to accrued dividends on the shares of Series A-1 Preferred Stock held by Toucan Capital (with each such Series A-1 Preferred Share convertible into 2.67 shares of Common Stock at $0.60 per share), compared to the 3,062,500 shares of Series A-1 Preferred Stock (with each such Series A-1 Preferred Share convertible into 2.67 shares of Common Stock at $0.60 per share) that were previously issuable to Toucan Capital upon exercise of the warrants being cancelled.
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
On June 15, 2007, the Company, Toucan Capital, and Toucan Partners entered into a conversion agreement (“Conversion Agreement”) which became effective on June 22, 2007 upon the admission of the Company’s Common Stock to trade on Alternative Investment Market (“AIM”) of the London Stock Exchange (“Admission”).

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
As a result of the financings described above, as of March 31, 2008, Toucan Capital held:
•	an aggregate of 19,299,486 shares of Common Stock;
•	warrants to purchase 14,150,732 shares of Common Stock at an exercise price of $0.60 per share; and
•	warrants to purchase 7,884,357 shares of Common Stock at an exercise price of $0.15 per share.
As a result of the financings described above, as of March 31, 2008, Toucan Partners held:
•	an aggregate of 2,572,710 shares of Common Stock; and
•	warrants to purchase 8,832,541 shares of Common Stock at an exercise price of $0.60 per share.
The investments made by Toucan Capital and Toucan Partners were made pursuant to the terms and conditions of a Recapitalization Agreement originally entered into on April 26, 2004 with Toucan Capital (the “Recapitalization Agreement”). The Recapitalization Agreement originally contemplated the investment of up to $40 million through the issuance of new securities to Toucan Capital and a syndicate of other investors to be determined.
We and Toucan Capital amended the Recapitalization Agreement in conjunction with each successive loan agreement. The amendments generally (i) updated certain representations and warranties of the parties made in the Recapitalization Agreement, and (ii) made certain technical changes in the Recapitalization Agreement in order to facilitate the bridge loans described therein.
As of March 31, 2008, Toucan Capital, including the holdings of Toucan Partners, held 21,872,196 shares of our capital stock, representing approximately 51.7% of our outstanding Common Stock. Further, as of March 31, 2008, Toucan Capital, including the holdings of Toucan Partners, beneficially owned (including unexercised warrants) 52,739,826 shares of our capital stock, representing a beneficial ownership interest of approximately 72.0%.

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
In connection with the securities purchase agreement, the Company issued approximately 67,000 warrants to its investment bank valued at approximately $395,000. The fair value of the warrants issued to the investment banker was determined using the Black-Scholes option pricing model based on the following assumptions: risk free interest rate of 4.8%, contractual life of five years, expected volatility of 382% and a dividend yield of 0%.
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
Going Concern
As of May 9, 2008, we had approximately $4.8 million of cash on hand. We estimate that our available cash is sufficient to enable us to proceed with our continuing activities under our pivotal DCVax®-Brain trial and begin treating patients with the DCVax®-Brain vaccine pursuant to the Bundesamt für Gesundheit (“BAG” or “Office Fédéral de la Santé Publique”) Authorisation. In June 2007, we, through our legal representative, received such Autorisation from the BAG to make DCVax®-Brain available at limited selected medical centers in Switzerland, as well as an authorization (“Autorisation pour activités transfrontalières avec des transplants”) to export patients’ cells and tissues from Switzerland for vaccine manufacturing in the United States, and to import patients’ DCVax®- Brain finished vaccines into Switzerland. These authorizations are conditional upon certain implementation commitments which must be fulfilled to the satisfaction of Swissmedic (“Institut Suisse des Agents Thérapeutiques”) before the product may be made available (e.g., finalizing our arrangements for a clean-room suite for processing of patients’ immune cells). We believe we have fulfilled these commitments and are awaiting Swissmedic clearance to treat patients.

Although we believe that we have funding available to pursue the activities described above, its adequacy will depend on many factors, including the speed with which we are able to identify and hire people to fill key positions, the speed of patient enrollment in our pivotal brain cancer trial, and the potential adoption of DCVax®-Brain in the selected hospitals in Switzerland, and unanticipated developments, including adverse developments in pending litigation matters. However, without additional capital, we will not be able to complete our DCVax®-Brain clinical trial or move forward with any of our other product candidates for which investigational new drug applications have been cleared by the U.S. Food and Drug Administration, or FDA. We will also be constrained in developing our second generation manufacturing processes, which offer substantial product cost reductions.
We will require additional funding before we achieve profitability and there can be no assurance that our efforts to seek such funding will be successful. We may raise additional funds by issuing additional common stock or securities (equity or debt) convertible into shares of Common Stock, in which case, the ownership interest of our stockholders will be diluted. Any debt financing, if available, is likely to include restrictive covenants that could limit our ability to take certain actions. Further, we may seek funding from Toucan Capital or Toucan Partners or their affiliates or other third parties. Such parties are under no obligation to provide us any additional funds, and any such funding may be dilutive to stockholders and may contain restrictive covenants. We currently are exploring additional financings with several other parties; however, there can be no assurance that we will be able to complete any such financings, or that the terms of such financings will be attractive to us. If our capital raising efforts are unsuccessful, our inability to obtain additional cash as needed could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. Our independent registered public accounting firm has indicated in its report on our consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2007 that there is substantial doubt about our ability to continue as a going concern.
6. Net Income (Loss) Per Share Applicable to Common Stockholders
Effective June 19, 2007, all shares of Common Stock issued and outstanding were combined and reclassified on a one-for-fifteen basis (the “Reverse Stock Split). The effect of the Reverse Stock Split has been retroactively applied to all periods presented in the accompanying condensed consolidated financial statements and notes thereto.
For the three months ended March 31, 2008 and 2007, respectively, options to purchase 4,760,000 and 51,000 shares of Common Stock and warrants to purchase 32 million and 11 million shares of Common Stock were not included in the computation of diluted net loss per share because they were antidilutive.
7. Related Party Transactions
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

During the three months ending March 31, 2008 and 2007, respectively, the Company recognized approximately $1.8 million and $750,000 of research and development costs related to these service agreements. As of March 31, 2008 and December 31, 2007, the Company owed Cognate approximately $181,000 and $0 respectively.
Toucan Capital Management
In accordance with a recapitalization agreement dated April 26, 2004 between the Company and Toucan Capital, as amended and restated on July 30, 2004 and further amended ten times between October 22, 2004 and November 14, 2005, pursuant to which Toucan Capital agreed to recapitalize the Company by making loans to the Company, the Company accrued and paid certain legal and other administrative costs on Toucan Capital’s behalf. Pursuant to the terms of the Conversion Agreement discussed above, the recapitalization agreement was terminated on June 22, 2007. Subsequent to the termination of the recapitalization agreement, Toucan Capital continues to incur costs on behalf of the Company. These costs primarily relate to consulting costs and travel expenses incurred in support of the Company’s international expansion efforts. In addition, since July 1, 2007, the Company has paid and recorded rent expense due to Toucan Capital Corporation, an affiliate of Toucan Capital and Toucan Partners, for its office space in Bethesda, Maryland.
During the three months ending March 31, 2008 and 2007, respectively, the Company recognized approximately $150,000 and $0 of general and administrative costs related to the recapitalization agreement, rent expense, as well as legal, travel and other costs incurred by Toucan Capital on the Company’s behalf. At March 31, 2008 and December 31, 2007, accrued expense payable to Toucan Capital amounted to $0.4 million and $0.9 million, respectively, and are included in the accompanying consolidated balance sheets.
8. Contingencies
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
As of April 30, 2008, the Company’s registration statement ceased to be effective. The Company filed a post-effective amendment to the registration statement on April 29, 2008 which was declared effective by the SEC on May 7, 2008. Liquidated damages accrued for the period between May 1, 2008 and May 6, 2008 amounting to an aggregate of approximately $180,000.
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
On February 3, 2006, Soma filed another notice of appeal with the Supreme Court of the State of New York. On December 6, 2006, we filed our brief for this appeal and on December 12, 2006, Soma filed its reply brief. On June 19, 2007, the Appellate Division, First Department of the Supreme Court of the State of New York, reversed the December 30, 2005 decision and ordered a new arbitration proceeding. On July 26, 2007, we filed a Motion for Leave to Appeal with the Court of Appeals of the State of New York and on August 3, 2007 Soma filed its reply brief. On October 16, 2007, the Court of Appeals of the State of New York denied our motion to appeal. We intend to continue to vigorously defend ourselves against Soma’s claims.
Lonza Patent Infringement Claim
On July 27, 2007, Lonza Group AG (“Lonza”) filed a complaint against us in the U. S. District Court for the District of Delaware alleging patent infringement relating to recombinant DNA methods, sequences, vectors, cell lines and host cells. The complaint sought temporary and permanent injunctions enjoining us from infringing Lonza’s patents and unspecified damages. NWBT strongly disputed all of the claims in Lonza’s complaint, sought dismissal of the complaint and also filed counterclaims against Lonza for damages. On November 27, 2007, the complaint was dismissed by the U. S. District Court for the District of Delaware. Also on November 27, 2007, a new complaint was filed by Lonza in the U. S. District Court for the District of Maryland alleging the same patent infringement relating to recombinant DNA methods, sequences, vectors, cell lines and host cells by the Company’s DCVax®. On December 13, 2007, Lonza withdrew all claims relating to all of NWBT’s products other than NWBT’s DCVax®-Prostate product. NWBT continued to dispute these remaining claims and seek dismissal of them. On April 14, 2008, we and Lonza entered into a binding agreement to settle the dispute. Under the terms of the settlement, we did not pay any monetary or other consideration to Lonza nor did we acquire any license from Lonza. The only action to which we agreed was to destroy any recombinant modified prostate specific membrane antigen or cell lines using Lonza’a GS Expression System currently in our possession which had been manufactured by and purchased from Medarex Inc. more than six years ago, as well as any documentation received from Medarex on know–how regarding the use of the GS Expression System and cell lines. On May 14, 2008 the parties filed a Joint Stipulation of Dismissal of the Lawsuit with Prejudice, including all claims and counterclaims therein.
Stockholder Class Action Lawsuits
On August 13, 2007, a complaint was filed in the U.S. District Court for the Western District of Washington naming the Company, the Chairperson of its Board of Directors, Linda F. Powers, and its Chief Executive Officer, Alton L. Boynton, as defendants in a class action for violation of federal securities laws. After this complaint was filed, five additional complaints were filed in other jurisdictions alleging similar claims. The complaints were filed on behalf of purchasers of the Company’s Common Stock between July 9, 2007 and July 18, 2007 and allege violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. The complaints seek unspecified compensatory damages, costs and expenses. On December 18, 2007, a consolidated complaint was filed in the U.S. District Court for the Western District of Washington consolidating the stockholder actions previously filed. We dispute these claims and intend to vigorously defend these actions.
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
9. Subsequent Events
On May 12, 2008, the Company entered into a loan agreement with Al Rajhi Holdings W.L.L. (“Al Rajhi”), which owns beneficially greater than 10% of our Common Stock, under which Al Rajhi agreed to provide the Company with debt financing in the amount of $4.0 million (the “Loan”). Under the terms of the Loan, the Company received $4.0 million in return for an unsecured promissory note in the principal amount of $4,240,000 (reflecting an original issue discount of six percent, or $240,000). The loan has a term of six months. Al Rajhi may elect to have the original issue discount amount paid at maturity in shares of Common Stock, at a price per share equal to the average closing price of the Company’s Common Stock on the NASD Over-The-Counter Bulletin Board during the ten trading days prior to the execution of the loan agreement. The Company is currently pursuing an additional loan in the amount of $4.0 million with a different party on substantially similar terms to the Loan with the intent that such funds will be available by June 2008. The Company is also exploring additional financing transactions with several other parties, which it hopes to complete later this year. However, there can be no assurance that the Company will be able to complete any of the financings, or that the terms for such financings will be favorable to the Company.
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
Overview
Northwest Biotherapeutics, Inc. was formed in 1996 and incorporated in Delaware in July 1998. We are a development stage biotechnology company focused on discovering, developing, and commercializing immunotherapy products that safely generate and enhance immune system responses to effectively treat cancer. Currently approved cancer treatments are frequently ineffective, can cause undesirable side effects and provide marginal clinical benefits. Our approach in developing cancer therapies utilizes our expertise in the biology of dendritic cells, which are a type of white blood cells that activate the immune system. Our primary activities since incorporation have been focused on advancing a proprietary dendritic cell immunotherapy for prostate and brain cancer, together with strategic and financial planning, and raising capital to fund our operations.
We have two basic technology platforms applicable to cancer therapeutics: dendritic cell-based cancer vaccines, which we call DCVax®, and monoclonal antibodies for cancer therapeutics. DCVax® is our registered trademark. Our DCVax® dendritic cell-based cancer vaccine program is our main technology platform.
We completed an initial public offering of our common stock on the NASDAQ Stock Market (“NASDAQ”) in December 2001 and an initial public offering of our common stock on the Alternative Investment Market (“AIM”) of the London Stock Exchange in June 2007.

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
As of May 9, 2008, we had approximately $4.8 million of cash on hand. We will need to raise additional capital in the near future to fund our clinical trials and other operating activities. On May 12, 2008, we entered into a loan agreement with Al Rajhi Holdings W.L.L. (“Al Rajhi”), which owns beneficially greater than 10% of our common stock, under which Al Rajhi agreed to provide us with debt financing in the amount of $4.0 million (the “Loan”). Under the terms of the Loan, we received $4.0 million in return for an unsecured promissory note in the principal amount of $4,240,000 (reflecting an original issue discount of six percent, or $240,000). The loan has a term of six months. Al Rajhi may elect to have the original issue discount amount paid at maturity in shares of our common stock, at a price per share equal to the average closing price of our common stock on the NASD Over-The-Counter Bulletin Board during the ten trading days prior to the execution of the loan agreement. We currently are pursuing an additional loan in the amount of $4.0 million with a different party on substantially similar terms to the Loan with the intent that such funds will be available by June 2008. We are also exploring additional financing transactions with several other parties, which we hope to complete later this year. However, there can be no assurance that we will be able to complete any of the financings, or that the terms for such financings will be favorable to us. Our independent auditors have indicated in their report on our December 31, 2007 financial statements that there is substantial doubt about our ability to continue as a going concern. See “ — Liquidity and Capital Resources” for additional information regarding our liquidity, cash flow and financings.
Critical Accounting Policies and Estimates
Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The critical accounting policies that involve significant judgments and estimates used in the preparation of our financial statements are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.
Recent Accounting Pronouncements
In December 2007, the FASB issued Statements No. 141R, Business Combinations (“SFAS 141R”). SFAS 141R expands the scope of acquisition accounting to all transactions under which control of a business is obtained. Among other things, SFAS 141R requires that contingent consideration as well as contingent assets and liabilities be recorded at fair value on the acquisition date, that acquired in-process research and development be capitalized and recorded as intangible assets at the acquisition date, and also requires transaction costs and costs to restructure the acquired company be expensed. SFAS 141R is effective on a prospective basis as of January 1, 2009. The Company is assessing the impact of the adoption of this standard on its financial position and results of operations.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). The statement changes how noncontrolling interests in subsidiaries are measured to initially be measured at fair value and classified as a separate component of equity. SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. No gains or losses will be recognized on partial disposals of a subsidiary where control is retained. In addition, in partial acquisitions, where control is obtained, the acquiring company will recognize and measure at fair value all of the assets and liabilities, including goodwill, as if the entire target company had been acquired. The statement is to be applied prospectively for fiscal years beginning on or after December 15, 2008. We will adopt the statement on January 1, 2009. We are currently evaluating the impact the adoption of this statement will have, if any, on our consolidated financial position or results of operations.
In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is effective January 1, 2009. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosure of the fair values of derivative instruments and associated gains and losses in a tabular format. Since SFAS 161 requires only additional disclosures about the Company’s derivatives and hedging activities, the adoption of SFAS 161 will not affect the Company’s financial position or results of operations.
In December 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements. EITF 07-1 is effective for the Company beginning January 1, 2009 and will be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The Company is assessing the impact of adoption of EITF 07-1 on its financial position and results of operations.
Results of Operations
Operating costs:
Operating costs and expenses consist primarily of research and development expenses, including clinical trial expenses which increase when we are actively participating in clinical trials, and general and administrative expenses.
Research and development:
Discovery and preclinical research and development expenses include scientific personnel-related salary and benefit expenses, costs of laboratory supplies used in our internal research and development projects, travel, regulatory compliance, and expenditures for preclinical and clinical trial operation and management when we are actively engaged in clinical trials.
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
General and administrative:
General and administrative expenses include administrative personnel related salary and benefit expenses, cost of facilities, insurance, travel, legal support, property and equipment and amortization of stock options and warrants.
Three Months Ended March 31, 2007 and 2008
We recognized a net loss of $5.7 million for the three months ended March 31, 2008 compared to a net loss of $2.0 million for the three months ended March 31, 2007. The increase in net loss was primarily attributable to an increase in research and development and general and administrative expenses for the three months ended March 31, 2008 compared to the same period in 2007.

Research and Development Expense. Research and development expense increased from $1.3 million for the three months ended March 31, 2007 to $3.1 million for the three months ended March 31, 2008. This increase was primarily due to:
•	increased monthly contract manufacturing costs for our DCVax® product of approximately $1.1 million;
•	increased support costs related to the development of a clinical trial program and potential compassionate use/named patient programs in Switzerland and elsewhere of approximately $266,000;
•	increased clinical costs due to the initiation of additional clinical sites and screening and enrollment of patients in our Phase II DCVax®-Brain clinical trial of approximately $225,000; and
•	increased personnel costs as we build our clinical organization.
General and Administrative Expense. General and administrative expense increased from $501,000 for the three months ended March 31, 2007 to $2.6 million for the three months ended March 31, 2008. This increase was primarily due to:
•	costs associated with our AIM listing in the United Kingdom;
•	potentially non-recurring start-up costs (mainly consulting and travel costs) for international programs, specifically in Switzerland, Spain and Israel;
•	higher staffing costs associated with expansion of our business activities in the United States and internationally;
•	legal costs associated with ongoing litigation;
•	additional rent expense related to our new headquarters located in Bethesda, Maryland; and
•	FAS 123(R) expense associated with stock option grants to executives.
Depreciation and Amortization. Depreciation and amortization increased from $10,000 during the three months ended March 31, 2007 to $22,000 for the three months ended March 31, 2008. This increase was primarily due to the acquisition of property and equipment required to expand production capacity during the last six months.
Total Other Income (Expense), Net. Interest expense decreased from $131,000 for the three months ended March 31, 2007 to approximately $12,000 for the three months ended March 31, 2008. Interest expense for the three-month period ended March 31, 2007 was primarily related to the debt discount and interest accretion associated with our then-outstanding convertible promissory notes and warrants debt financing. As of December 31, 2007, all of the related notes were repaid. Accordingly, we did not accrue interest expense on those notes during the three months ended March 31, 2008.
Liquidity and Capital Resources
Toucan Capital and Toucan Partners
Since 2004, we have undergone a significant recapitalization pursuant to which Toucan Capital loaned us an aggregate of $6.75 million and Toucan Partners loaned us an aggregate of $4.825 million (excluding $225,000 in proceeds from a demand note that was received on June 13, 2007 and repaid on June 27, 2007). Our Chairperson, Linda F. Powers, is the managing director of Toucan Capital and the managing member of Toucan Partners.
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
Simultaneously with Toucan Capital’s notes payable conversion, Alton L. Boynton, our President and Chief Executive Officer, and Marnix Bosch, our Chief Technical Officer, each elected to convert the principal and accrued interest on certain convertible promissory notes held by each of them into 146,385 and 32,796 shares, respectively, of our common stock. In conjunction with the PIPE Financing, Drs. Boynton and Bosch exercised certain warrants held by each of them on a net exercise basis for 126,365 and 28,311 shares of our common stock, respectively.

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
Conversion of Preferred Stock and Related Matters
On June 1, 2007, we issued to Toucan Capital a new warrant to purchase our Series A-1 Preferred Stock (“Toucan Capital Series A-1 Warrant”) in exchange for the cancellation of all previously issued warrants to purchase Series A-1 Preferred Stock (or, at the election of Toucan Capital, any other equity or debt security of ours) held by Toucan Capital. The Toucan Capital Series A-1 Warrant was exercisable for 6,471,333 shares of Series A-1 Preferred Stock plus shares of Series A-1 Preferred Stock attributable to accrued dividends on the shares of Series A-1 Preferred Stock held by Toucan Capital (with each such Series A-1 Preferred Share convertible into 2.67 shares of common stock at $0.60 per share), compared to the 3,062,500 shares of Series A-1 Preferred Stock (with each such Series A-1 Preferred Share convertible into 2.67 shares of common stock at $0.60 per share) that were previously issuable to Toucan Capital upon exercise of the warrants being cancelled.
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
As a result of the financings described above, as of March 31, 2008, Toucan Capital held:
•	an aggregate of 19,299,486 shares of common stock;
•	warrants to purchase 14,150,732 shares of common stock at an exercise price of $0.60 per share; and
•	warrants to purchase 7,884,357 shares of common stock at an exercise price of $0.15 per share.
As a result of the financings described above, as of March 31, 2008, Toucan Partners held:
•	an aggregate of 2,572,710 shares of common stock; and
•	warrants to purchase 8,832,541 shares of common stock at an exercise price of $0.60 per share.
The investments made by Toucan Capital and Toucan Partners were made pursuant to the terms and conditions of a Recapitalization Agreement originally entered into on April 26, 2004 with Toucan Capital (the “Recapitalization Agreement”). The Recapitalization Agreement originally contemplated the investment of up to $40 million through the issuance of new securities to Toucan Capital and a syndicate of other investors to be determined.
We and Toucan Capital amended the Recapitalization Agreement in conjunction with each successive loan agreement. The amendments generally (i) updated certain representations and warranties of the parties made in the Recapitalization Agreement, and (ii) made certain technical changes in the Recapitalization Agreement in order to facilitate the bridge loans described therein.
In accordance with the Recapitalization Agreement, we accrued and paid certain legal and other administrative costs on Toucan Capital’s behalf. During the three months ended March 31, 2008 and 2007, respectively, we recognized approximately $150,000 and $0 of general and administrative costs related to the Recapitalization Agreement and certain other costs incurred by Toucan Capital on our behalf. Pursuant to the terms of the Conversion Agreement, the Recapitalization Agreement was terminated on June 22, 2007.
As of March 31, 2008, Toucan Capital and Toucan Partners collectively, held 21,872,196 shares of our common stock, representing approximately 51.7% of our outstanding common stock. Further, as of March 31, 2008, Toucan Capital and Toucan Partners collectively, beneficially owned (including unexercised warrants) 52,739,826 shares of our common stock, representing a beneficial ownership interest of approximately 72.0%.
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
As of May 9, 2008, we had approximately $4.8 million of cash on hand. We will need to raise additional capital in the near future to fund our clinical trials and other operating activities. On May 12, 2008, we entered into a loan agreement with Al Rajhi Holdings W.L.L. (“Al Rajhi”), which owns beneficially greater than 10% of our common stock, under which Al Rajhi agreed to provide us with debt financing in the amount of $4.0 million (the “Loan”). Under the terms of the Loan, we received $4.0 million in return for an unsecured promissory note in the principal amount of $4,240,000 (reflecting an original issue discount of six percent, or $240,000). The loan has a term of six months. Al Rajhi may elect to have the original issue discount amount paid at maturity in shares of our common stock, at a price per share equal to the average closing price of our common stock on the NASD Over-The-Counter Bulletin Board over the ten trading days prior to the execution of the loan agreement. We currently are pursuing an additional loan in the amount of $4.0 million with a different party on substantially similar terms to the Loan with the intent that such funds will be available by June 2008. We are also exploring additional financing transactions with several other parties, which we hope to complete later this year. However, there can be no assurance that we will be able to complete any of the financings, or that the terms for such financings will be favorable to us.
We estimate that our available cash is sufficient to enable us to proceed with our continuing activities under our pivotal DCVax®-Brain trial and begin treating patients with the DCVax®-Brain vaccine pursuant to the BAG Authorisation. However, taking into account the loan received from Al Rajhi described above, we will require additional cash to complete these activities. We may seek additional funds through the issuance of additional common stock or other securities (equity or debt) convertible into shares of common stock, which could dilute the ownership interest of our stockholders. We may seek funding from Toucan Capital or Toucan Partners or their affiliates or other third parties. Such parties are under no obligation to provide us any additional funds, and any such funding may be dilutive to stockholders and may contain restrictive covenants that could limit our ability to take certain actions. If our capital raising efforts are unsuccessful, our inability to obtain additional cash as needed could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. Our independent registered public accounting firm has indicated in its report on our financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2007 that there is substantial doubt about our ability to continue as a going concern.
Sources of Cash
During the three months ended March 31, 2007, we received $1.0 million in cash advances from Toucan Partners, which were converted into the 2007 Convertible Notes and 2007 Warrants discussed above. During the three months ended March 31, 2008, we did not receive any similar funding.
Uses of Cash
We used $5.1 million in cash for operating activities during the three months ended March 31, 2008, compared to $1.3 million for the three months ended March 31, 2007. The increase in cash used in operating activities was a result of the significant increase development activities, including increased staffing and consulting support related to manufacturing start-up, initiating the Phase II clinical trial for DCVax®-Brain, progressing preparations for the commercialization of DCVax®-Brain in Switzerland, exploration of compassionate use/named patient programs outside of the United States, and payments of accounts payable and accrued liability balances at March 31, 2008 due to our improved funding.
We utilized $11,000 in cash for investing activities during the three months ended March 31, 2007 compared to $128,000 used in investing activities during the three months ended March 31, 2008. The cash utilized during the three-month periods ended March 31, 2007 and 2008 consisted of purchases of property and equipment primarily for computer and other equipment and acquisition of property and equipment required to expand production capacity.
On March 21, 2008, we executed a sublease agreement with Toucan Capital Corporation, an affiliate of Toucan Capital and Toucan Partners, for our new corporate headquarters located at 7600 Wisconsin Avenue, Suite 750, Bethesda, Maryland 20814. This sublease agreement was effective as of July 1, 2007 and expires on October 31, 2016, unless sooner terminated according to its terms. Previously, we had been occupying our Bethesda headquarters under an oral arrangement with Toucan Capital Corporation, whereby we were required to pay base rent of $32,949 per month through December 31, 2007. Under the sublease agreement, we are required to pay base rent of $34,000 per month during 2008, which monthly amount increases by $1,000 on an annual basis, to a maximum of $42,000 per month during 2016, the last year of the term of the lease. In addition to monthly base rent, we are obligated to pay operating expenses allocable to the subleased premises under Toucan Capital Corporation’s master lease. During the three months ended March 31, 2008, we paid approximately $300,000 to Toucan Capital Corporation pursuant to this sublease agreement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Interest Rate Risk
Our exposure to market risk is presently limited to the interest rate sensitivity of our cash which is affected by changes in the general level of U.S. and Swiss interest rates. We are exposed to interest rate changes primarily as a result of our investment activities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our cash in interest-bearing instruments, primarily money market funds. Due to the short-term nature of our cash, we believe that our exposure to market interest rate fluctuations is minimal. A hypothetical 10% change in short-term interest rates from those in effect at March 31, 2008 would not have a significant impact on our financial position or our expected results of operations. Our interest rate risk management objective with respect to our borrowings is to limit the impact of interest rate changes on earnings and cash flows. Except for our loans from management, our debt is carried at a fixed 10% rate of interest. We do not have any foreign currency or other derivative financial instruments.
Foreign Currency Exchange Rate Risk
As a corporation with contractual arrangements overseas, we are exposed to changes in foreign exchange rates. These exposures may change over time and could have a material adverse impact on our financial results. At this time we do not have a program to hedge this exposure.
Item 4. Controls and Procedures
Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer and our Senior Vice President of Finance and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating these disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Evaluation of disclosure controls and procedures
Our President and Chief Executive Officer and our Senior Vice President of Finance and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that as of March 31, 2008, our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting, as discussed below.
Material Weaknesses Identified
In connection with the preparation of our financial statements for the year ended December 31, 2007, certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, including:
(i) Lack of a sufficient number of independent directors for our board and audit committee. We currently only have one independent director on our board, which is comprised of four directors, and on our audit committee, which is comprised of two directors. We are considered a controlled company, whereby a group holds more than 50% of our voting power, and as such are not required to have a majority of our board of directors be independent. However, it is our intention to have a majority of independent directors in due course.

(ii) Lack of an audit committee financial expert on our audit committee. We currently do not have an audit committee financial expert, as defined by SEC regulations; on our audit committee.
(iii) Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the year ended December 31, 2007, we had one person on staff that performed nearly all aspects of our financial reporting process, including, but not limited to, having access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.
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
(v) Inadequate approval and control over transactions and commitments made on our behalf by related parties. Specifically, during 2007, and continuing into 2008, certain related party transactions were not effectively communicated to all internal personnel who needed to be involved to account for and report the transaction in a timely manner. This resulted in material adjustments during the quarterly reviews and annual audit, respectively, that otherwise would have been avoided if effective communication and approval processes had been maintained.
As part of the communications by Peterson Sullivan, PLLC (“Peterson Sullivan”), with our Audit Committee with respect to Peterson Sullivan’s audit procedures for fiscal 2007, Peterson Sullivan informed the audit committee that these deficiencies constituted material weaknesses, as defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board.
Plan for Remediation of Material Weaknesses
We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2008 assessment of the effectiveness of our internal control over financial reporting.
We have implemented certain remediation measures and are in the process of designing and implementing additional remediation measures for the material weaknesses described above. Such remediation activities include the following:
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
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the first quarter of 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.
As part of a continuing effort to improve our business processes, management is evaluating our internal controls and intends to update certain controls to accommodate modifications to our business processes or accounting procedures.

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
Lonza Patent Infringement Claim
On July 27, 2007, Lonza Group AG (“Lonza”) filed a complaint against us in the U. S. District Court for the District of Delaware alleging patent infringement relating to recombinant DNA methods, sequences, vectors, cell lines and host cells. The complaint sought temporary and permanent injunctions enjoining us from infringing Lonza’s patents and unspecified damages. NWBT strongly disputed all of the claims in Lonza’s complaint, sought dismissal of the complaint and also filed counterclaims against Lonza for damages. On November 27, 2007, the complaint was dismissed by the U. S. District Court for the District of Delaware. Also on November 27, 2007, a new complaint was filed by Lonza in the U. S. District Court for the District of Maryland alleging the same patent infringement relating to recombinant DNA methods, sequences, vectors, cell lines and host cells by the Company’s DCVax®. On December 13, 2007, Lonza withdrew all claims relating to all of NWBT’s products other than NWBT’s DCVax®-Prostate product. NWBT continued to dispute these remaining claims and seek dismissal of them. On April 14, 2008, we and Lonza entered into a binding agreement to settle the dispute. Under the terms of the settlement, we did not pay any monetary or other consideration to Lonza nor did we acquire any license from Lonza. The only action to which we agreed was to destroy any recombinant modified prostate specific membrane antigen or cell lines using Lonza’a GS Expression System currently in our possession which had been manufactured by and purchased from Medarex Inc. more than six years ago, as well as any documentation received from Medarex on know–how regarding the use of the GS Expression System and cell lines. On May 14, 2008 the parties filed a Joint Stipulation of Dismissal of the Lawsuit with Prejudice, including all claims and counterclaims therein.

Stockholder Class Action Lawsuits
On August 13, 2007, a complaint was filed in the U.S. District Court for the Western District of Washington naming the Company, the Chairperson of the Board, Linda F. Powers, and our Chief Executive Officer, Alton L. Boynton, as defendants in a class action for violation of federal securities laws. After this complaint was filed, five additional complaints were filed in other jurisdictions alleging similar claims. The complaints were filed on behalf of purchasers of the Company’s common stock between July 9, 2007 and July 18, 2007, and allege violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. The complaints seek unspecified compensatory damages, costs and expenses. On December 18, 2007, a consolidated complaint was filed in the U.S. District Court for the Western District of Washington consolidating the stockholder actions previously filed. We dispute these claims and intend to vigorously defend these actions.
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
Item 1A. Risk Factors
Our business, operations and financial condition are subject to various risks and uncertainties that should be considered by our stockholders and prospective investors. This section discusses factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. You should carefully consider the risks described below, together with all other information included in this Form 10-Q and those risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007. Our business, operations or financial condition could be materially adversely affected by the occurrence of any of these risks. In such case, you could lose all of your investment.
We will need to raise additional capital, which may not be available.
As of May 9, 2008, we had approximately $4.8 million of cash on hand. As noted above, on May 12, 2008, Al Rajhi, a beneficial owner of more than 10% of our common stock, advanced to us $4.0 million pursuant to a loan agreement. The loan has a term of six months, which may be extended in Al Rajhi’s sole discretion. Despite this financing, however, we will need additional capital in the near future to support and fund the research, development and commercialization of our product candidates (specifically, to complete our current DCVax®-Brain Phase II clinical trial), to fund our other operating activities and to repay the Al Rajhi loan. We may raise additional funds by issuing additional common stock or securities (equity or debt) convertible into shares of common stock, in which case, the ownership interest of our stockholders will be diluted. Any debt financing, if available, is likely to include restrictive covenants that could limit our ability to take certain actions. Further, we may seek funding from Toucan Capital or Toucan Partners or their affiliates or other third parties. Such parties are under no obligation to provide us any additional funds, and any such funding may be dilutive to stockholders and may contain restrictive covenants. We currently are exploring additional financings with several other parties; however, there can be no assurance that we will be able to complete any such financings or that the terms of such financings will be attractive to us. If we are unable to obtain additional funds on a timely basis or on acceptable terms, we may be required to curtail or cease certain or all of our operations.

We are likely to continue to incur substantial losses, and may never achieve profitability.
We have incurred net losses every year since our formation in March 1996 and had a deficit accumulated during the development stage of approximately $148.0 million as of March 31, 2008. We expect that these losses will continue and anticipate negative cash flows from operations for the foreseeable future. Despite the receipt of approximately $4.0 million from the Loan discussed above and $25.9 million of net proceeds from an offering of our common stock on AIM in June 2007, we will need additional funding, and over the medium term we will need to generate revenue sufficient to cover operating expenses, clinical trial expenses and some research and development costs to achieve profitability. We may never achieve or sustain profitability.
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
We rely on a single relationship with a third-party contract manufacturer, which will limit our ability to control the availability of our product candidates in the near-term.
We rely upon a single contract manufacturer, Cognate. The majority owner of Cognate is Toucan Capital, one of our majority stockholders. Cognate provides consulting services to us and is the manufacturer of our product candidates. We have an agreement in place with Cognate pursuant to which Cognate has agreed to provide manufacturing and other services in connection with our pivotal Phase II clinical trial for DCVax®-Brain. The agreement requires us to make minimum monthly payments to Cognate irrespective of whether any DCVax® products are manufactured. The agreement does not extend to providing services in respect of commercialization of the DCVax®-Brain product, nor for other clinical trials or commercialization of any of our other product candidates. If and to the extent we wish to engage Cognate to manufacture our DCVax®-Brain for commercialization or any of our other product candidates (including DCVax®-Prostate) for clinical trials or commercialization, we will need to enter into a new agreement with Cognate or another third-party manufacturer which might not be feasible on a timely or favorable basis. The failure to timely enroll patients in our clinical trials will have an adverse impact on our financial results due, in part, to the minimum monthly payments that we make to Cognate.

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
We are party to various legal actions, as more fully described above under Item 1. “Legal Proceedings.” These pending legal proceedings include a dispute with Soma Partners, LLC, an investment bank, regarding certain fees Soma claims it is entitled to under an engagement letter with us; a consolidated class action complaint filed against us alleging violations of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, based on certain of our public announcements regarding the status of certain regulatory approvals for our DCVax®-Brain vaccine in Switzerland; and a formal SEC investigation into the same matter. We can provide no assurances as to the outcome of the foregoing legal proceedings.
The defense of these or future legal proceedings could divert management’s attention and resources from the needs of our business. We may be required to make substantial payments or incur other adverse effects in the event of adverse judgments or settlements of any such claims, investigations, or proceedings. Any legal proceeding, even if resolved in our favor, could result in negative publicity or cause us to incur significant legal and other expenses. Actual costs incurred in any legal proceedings may differ from our expectations and could exceed any amounts for which we have made reserves.
Clinical trials for our product candidates are expensive and time-consuming and their outcome is uncertain.
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
The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Several companies, such as Cell Genesys, Inc., Dendreon Corporation, Immuno-Designed Molecules, Inc., Celldex Therapeutics, Inc., Ark Therapeutics plc, Oxford Biomedica plc, Argos Therapeutics, Inc. and Antigenics, are actively involved in the research and development of immunotherapies or cell-based cancer therapeutics. Of these companies, we believe that only Dendreon and Cell Genesys are carrying-out Phase III clinical trials with a cell-based therapy. To our knowledge, no DC-based therapeutic product is currently approved for commercial sale. Additionally, several companies, such as Medarex, Inc., Amgen, Inc., Agensys, Inc., and Genentech, Inc., are actively involved in the research and development of monoclonal antibody-based cancer therapies. Currently, at least seven antibody-based products are approved for commercial sale for cancer therapy. Genentech is also engaged in several Phase III clinical trials for additional antibody-based therapeutics for a variety of cancers, and several other companies are in early stage clinical trials for such products. Many other third parties compete with us in developing alternative therapies to treat cancer, including: biopharmaceutical companies, biotechnology companies, pharmaceutical companies, academic institutions, and other research organizations.
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

We expect that our ability to compete effectively will be dependent upon our ability to: obtain additional funding, successfully complete clinical trials and obtain all requisite regulatory approvals, maintain a proprietary position in our technologies and products, attract and retain key personnel, and maintain existing or enter into new partnerships.
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
There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. Infringement and other intellectual property claims, with or without merit, can be expensive and time-consuming to litigate and can divert management’s attention from our core business. For example, we recently entered into a settlement agreement with Lonza of its claims of patent infringement against us. In addition, we may be exposed to future litigation by third parties based on claims that our products infringe their intellectual property rights. This risk is exacerbated by the fact that there are numerous issued and pending patents in the biotechnology industry and the fact that the validity and breadth of biotechnology patents involve complex legal and factual questions for which important legal principles remain unresolved.

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
Our product candidates and our ongoing development activities are subject to regulation by governmental and other regulatory authorities in the countries in which we or our collaborators and distributors wish to test, manufacture or market our product candidates. For instance, the FDA will regulate our product candidates in the U.S. and equivalent authorities, such as the European Medicines Agency (“EMEA”), will regulate our product candidates in other jurisdictions. Regulatory approval by these authorities will be subject to the evaluation of data relating to the quality, efficacy and safety of each product candidate for its proposed use.
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
Further trials and other costly and time-consuming assessments of our product candidates may be required to obtain or maintain regulatory approval.
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
As for all biological products, we may need to provide pre-clinical and clinical data evidencing the comparability of products before and after any changes in manufacturing process both during and after product approval. Regulators may require that we generate data to demonstrate that products before or after any such change are of comparable safety and efficacy if we are to rely on studies using earlier versions of the product. DCVax®-Brain has been the subject of process changes during the early clinical phase of its development and regulators may require comparability data unless they are satisfied that changes in process do not affect the quality, and hence efficacy and safety, of the product.
We plan to rely on our current DCVax®-Brain Phase II clinical trial as a single study in support of regulatory approval. While under certain circumstances, both EMEA and the FDA will accept a Phase II study as a single study in support of approval, it is not yet known whether they will do so in this case. If the regulators do not consider the Phase II study adequate on its own to support a finding of efficacy, we may be required to perform additional clinical trials in DCVax®-Brain. There is some possibility that changes requested by the FDA could complicate the licensing application process. Only the data for DCVax®-Brain has been discussed with European regulators. On an informal basis, a number of European national regulators have indicated that additional pre-clinical and clinical data could be required before the DCVax®-Brain product would be approved. However, it is not clear whether such data will be required until formal scientific advice is sought from the EMEA, which is the regulator that will ultimately review any application for approval of this product candidate. Unless the EMEA grants a deferral or a waiver, we may also be obliged to generate clinical data in pediatric populations.

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
Laws in both the U.S. and Europe prohibit us from promoting any product candidate that has not received approval from the appropriate regulator, or from promoting a product for an unapproved use. If any regulator determines that we have engaged in such pre-approval, or off-label promotion, through our website, press releases, or other communications, the authority could require us to change the content of those communications and could also take regulatory enforcement action, including the issuance of a warning letter, requirements for corrective action, civil fines, and criminal penalties. In the event of a product liability lawsuit, materials that appear to promote a product for unapproved uses may increase our product liability exposure.
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
Changes in applicable legislation and/or regulatory policies may result in delays in bringing products to market, the imposition of restrictions on the product’s sale or manufacture, including the possible withdrawal of the product from the market, or may otherwise have an adverse effect on our business.

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
Moreover, the methodology under which CMS makes coverage and reimbursement determinations is subject to change, particularly because of budgetary pressures facing the Medicare program. For example, the Medicare Prescription Drug, Improvement, and Modernization Act (the “Medicare Modernization Act”), enacted in 2003, provided for a change in reimbursement methodology that has reduced the Medicare reimbursement rates for many drugs, including oncology therapeutics. Even if our product candidates are approved for marketing in the U.S., if we are unable to obtain or retain coverage and adequate levels of reimbursement from Medicare or from private health plans, our ability to successfully market such products in the U.S. will be adversely affected. The manner and level at which the Medicare program reimburses for services related to our product candidates (e.g., administration services) also may adversely affect our ability to market or sell any of our product candidates that may be approved for marketing in the U.S.
In the U.S., efforts to contain or reduce health care costs have resulted in many legislative and regulatory proposals at both the federal and state level, and it is difficult to predict which, if any, of these proposals will be enacted, and, if so, when. Cost control initiatives by governments or third party payers could decrease the price that we receive for any one or all of our potential products or increase patient coinsurance to a level that makes our product candidates unaffordable for patients. In addition, government and private health plans are more persistently challenging the price and cost-effectiveness of therapeutic products. If third-party payers were to determine that one or more of our product candidates is not cost-effective, this could result in refusal to cover those products or in coverage at a low reimbursement level. Any of these initiatives or developments could prevent us from successfully marketing and selling any of our product candidates.
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
The EMEA has indicated that DCVax® may not be an acceptable name because of the suggested reference to a vaccine. Failure to obtain the approval for the use of the DCVax® name in Europe would require us to market our product candidates in Europe under a different name which could impair the successful marketing of our product candidates and may have a material adverse effect on our results of operations and financial condition.

Competing generic medicinal products may be approved.
In the E.U., there exists a process for the approval of generic biological medicinal products once patent protection and other forms of data and market exclusivity have expired. If generic medicinal products are approved, competition from such products may reduce sales of our products once our patent protection has expired. Other jurisdictions, including the U.S., are considering adopting legislation that would allow the approval of generic biological medicinal products.
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
As of April 30, 2008, Toucan Capital and its affiliate, Toucan Partners, collectively owned an aggregate of 21,872,196 shares of our common stock, representing approximately 51.7% of our outstanding common stock. In addition, as of April 30, 2008, Toucan Capital may acquire an aggregate of approximately 22.0 million shares of common stock upon exercise of warrants and Toucan Partners may acquire an aggregate of approximately 8.8 million shares of common stock upon the exercise of warrants, constituting an aggregate beneficial ownership interest of 72.0%, or 52,739,826 shares of common stock. This significant concentration of ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Together, Toucan Capital and Toucan Partners have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, the managing director of Toucan Capital and the managing member of Toucan Partners is the Chairperson of our Board. In light of the foregoing, Toucan Capital and Toucan Partners collectively can significantly influence the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to investors.
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
Our common stock is currently traded on the Over-The-Counter Bulletin Board, or OTCBB, and on AIM, which are generally recognized as being less active markets than NASDAQ, the stock exchange on which our common stock previously was listed. You may not be able to sell your shares at the time or at the price desired. There may be significant consequences associated with our stock trading on the OTCBB rather than a national exchange. The effects of not being able to list our securities on a national exchange include:
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
The share price of publicly traded biotechnology and emerging pharmaceutical companies, particularly companies without earnings and consistent product revenues, can be highly volatile and are likely to remain highly volatile in the future. The price at which our common stock is quoted and the price which investors may realize in sales of their shares of our common stock will be influenced by a large number of factors, some specific to us and our operations and some unrelated to our operating performance. These factors could include the performance of our marketing programs, large purchases or sales of the shares, currency fluctuations, legislative changes and general economic conditions. In the past, shareholder class action litigation has often been brought against companies that experience volatility in the market price of their shares. Whether or not meritorious, litigation brought against us following fluctuations in the trading price of our common stock could result in substantial costs, divert management’s attention and resources and harm our financial condition and results of operations.
The requirements of the Sarbanes-Oxley Act of 2002 and other U.S. securities laws reporting requirements impose cost and operating challenges on us.
We are subject to certain of the requirements of the Sarbanes-Oxley Act of 2002 in the U.S. and the reporting requirements under the Exchange Act. These laws require, among other things, an attestation report of our independent auditor on the effectiveness of our internal control over financial reporting, currently expected to begin with our annual report for the year ended December 31, 2008, as well as the filing of annual reports on Form 10-K, quarterly reports on Form 10-Q and periodic reports on Form 8-K following the happening of certain material events. To meet these compliance deadlines, we will need to have our internal controls designed, tested and operational to ensure compliance with applicable standards. We initiated the process of documenting and evaluating our internal controls and financial reporting procedures in early 2008. This process is ongoing and likely will continue to be time consuming and will result in us having to significantly change our controls and reporting procedures due to our small number of employees and lack of governance controls. Most similarly-sized companies registered with the SEC have had to incur significant costs to ensure compliance. Moreover, any failure by us to comply with such provisions would be required to be disclosed publicly, which could lead to a loss of public confidence in our internal controls and could harm the market price of our common stock.
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
As part of the communications by our independent auditors with our audit committee with respect to audit procedures for the year ended December 31, 2007, our independent auditors informed the audit committee that these deficiencies constituted material weaknesses, as defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board. We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies but we cannot be certain that we will have the necessary financing to address these deficiencies or that we will be able to attract qualified individuals to serve on our Board and to take on key management roles within the Company. Our failure to successfully remediate these issues could lead to heightened risk for financial reporting mistakes and irregularities and a further loss of public confidence in our internal controls that could harm the market price of our common stock.

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
None
Item 3. Defaults upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None
Item 6. Exhibits

3.1	Seventh Amended and Restated Certificate of Incorporation (3.1)(1)

3.2	Third Amended and Restated Bylaws (3.1)(2)

3.3	Amendment to the Seventh Amended and Restated Certificate of Incorporation (3.2)(2)

3.4	Amendment to Seventh Amended and Restated Certificate of Incorporation (3.4)(3)

*31.1	Certification of President and Chief Executive Officer, Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2
Certification of Chief Financial Officer (Principal Financial and Accounting Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of President and Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer), Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s registration statement Form S-1 (File No. 333-67350) on July 17, 2006.

(2)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on June 22, 2007.

(3)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 on January 28, 2008.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC
Dated: May 15, 2008	By:	/s/ Alton L. Boynton
Alton L. Boynton
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Anthony P. Deasey
Anthony P. Deasey
Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
EXHIBIT INDEX

3.1	Seventh Amended and Restated Certificate of Incorporation (3.1)(1)

3.2	Third Amended and Restated Bylaws (3.1)(2)

3.3	Amendment to the Seventh Amended and Restated Certificate of Incorporation (3.2)(2)

3.4	Amendment to Seventh Amended and Restated Certificate of Incorporation (3.4)(3)

*31.1	Certification of President and Chief Executive Officer, Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2
Certification of Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of President and Chief Executive Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer), Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s registration statement Form S-1 (File No. 333-67350) on July 17, 2006.

(2)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on June 22, 2007.

(3)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 on January 28, 2008.

*	Filed herewith.