Form 10-Q
period 2008-06-30
NORTHWEST BIOTHERAPEUTICS INC
filed 2008-08-19
CIK 1072379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of August 14, 2008, the total number of shares of common stock, par value $0.001 per share, outstanding was 42,492,853.

NORTHWEST BIOTHERAPEUTICS, INC.

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 2007 and June 30, 2008 (unaudited)	3

Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2007 and 2008 and the period from March 18, 1996 (inception) to June 30, 2008	4

Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2007 and 2008 and the period from March 18, 1996 (inception) to June 30, 2008	5

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	28

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3. Defaults Upon Senior Securities	43

Item 4. Submission of Matters to a Vote of Security Holders	43

Item 5. Other Information	43

Item 6. Exhibits	44

SIGNATURES	45

INDEX TO EXHIBITS	46

Exhibit 31.1
Exhibit 32.1

Part I — Financial Information
NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(in thousands)

	December 31,	June 30,
	2007	2008
		(Unaudited)
Assets
Current assets:
Cash	$7,861	$1,205

Prepaid expenses and other current assets	823	1,624

Total current assets	8,684	2,829

Property and equipment:
Laboratory equipment	29	29
Office furniture and other equipment	94	104
Construction in progress	—	231

	123	364
Less accumulated depreciation and amortization	(104)	(127)

Property and equipment, net	19	237
Deposit and other non-current assets	3	3

Total assets	$8,706	$3,069

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$846	$1,349
Accounts payable, related party	161	8
Accrued expenses	1,006	597
Accrued expense, related party	886	511
Note payable to related party, net of discount	—	4,069

Total liabilities	2,899	6,534

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized at December 31, 2007 and June 30, 2008 and 0 shares issued and outstanding at December 31, 2007 and June 30, 2008
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2007 and June 30, 2008 and 42,346,085 and 42,492,853 shares issued and outstanding at December 31, 2007 and June 30, 2008, respectively	42	42
Additional paid-in capital	148,064	150,503
Deficit accumulated during the development stage	(142,295)	(153,970)
Cumulative translation adjustment	(4)	(40)

Total stockholders’ equity (deficit)	5,807	(3,465)

Total liabilities and stockholders’ equity	$8,706	$3,069

See accompanying notes to condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

					Period from
	Three Months Ended		Six Months Ended		March 18, 1996
	June 30,		June 30,		(inception) to
	2007	2008	2007	2008	June 30, 2008
Revenues:
Research material sales	$—	$—	$—	$—	$540
Contract research and development from related parties	—	—	—	—	1,128
Research grants	—	—	—	—	1,061

Total revenues	—	—	—	—	2,729

Operating expenses:
Cost of research material sales	—	—	—	—	382
Research and development	2,158	3,143	3,469	6,205	50,827
General and administrative	1,445	2,855	1,946	5,458	45,596
Depreciation and amortization	6	—	16	22	2,344
Loss on facility sublease	—	—	—	—	895
Asset impairment loss	—	—	—	—	2,056

Total operating costs and expenses	3,609	5,998	5,431	11,685	102,100

Loss from operations	(3,609)	(5,998)	(5,431)	(11,685)	(99,371)

Other income (expense):
Warrant valuation	—	—	—	—	6,759
Gain on sale of intellectual property	—	—	—	—	3,656
Interest expense	(4,733)	(69)	(4,864)	(81)	(21,411)
Interest income and other	387	17	388	91	1,206

Net loss	(7,955)	(6,050)	(9,907)	(11,675)	(109,161)
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	(12,349)	—	(12,349)	—	(12,349)
Modification of Series A preferred stock warrants	(2,306)	—	(2,306)	—	(2,306)
Modification of Series A-1 preferred stock warrants	(16,393)	—	(16,393)	—	(16,393)
Series A preferred stock dividends	(334)	—	(334)	—	(334)
Series A-1 preferred stock dividends	(917)	—	(917)	—	(917)
Warrants issued on Series A and Series A-1 preferred stock dividends	(4,664)	—	(4,664)	—	(4,664)
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	(1,872)
Series A preferred stock redemption fee	—	—	—	—	(1,700)
Beneficial conversion feature of Series D preferred stock	—	—	—	—	(4,274)

Net loss applicable to common stockholders	$(44,918)	$(6,050)	$(46,870)	$(11,675)	$(153,970)

Net loss per share applicable to common stockholders — basic and diluted	$(5.56)	$(0.14)	$(7.53)	$(0.28)

Weighted average shares used in computing basic and diluted net loss per share	8,074	42,376	6,222	42,361

See accompanying notes to condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

			Period from
			March 18, 1996
	Six Months Ended		(Inception) to
	June 30,		June 30,
	2007	2008	2008
Cash Flows from Operating Activities:
Net Loss	$(9,907)	$(11,675)	$(109,161)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	16	22	2,344
Amortization of deferred financing costs	—	—	320
Amortization of debt discount	5,253	—	17,996
Accrued interest converted to preferred stock	—	—	260
Accreted interest on convertible promissory note	183	—	1,484
Stock-based compensation costs	4	2,214	6,005
Gain on sale of intellectual property and royalty rights	—	—	(3,656)
Loss on sale of property and equipment	—	—	273
Warrant valuation	—	—	(6,759)
Asset impairment loss	—	—	2,066
Loss on facility sublease	—	—	895
Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	3	—	—
Prepaid expenses and other current assets	(452)	(576)	(901)
Accounts payable and accrued expenses	1,706	94	1,684
Related party accounts payable and accrued expenses	—	(459)	773
Accrued loss on sublease	—	—	(265)
Deferred rent	—	—	410

Net Cash used in Operating Activities	(3,194)	(10,380)	(86,232)

Cash Flows from Investing Activities:
Purchase of property and equipment, net	(11)	(240)	(4,845)
Proceeds from sale of property and equipment	—	—	250
Proceeds from sale of intellectual property	—	—	1,816
Proceeds from sale of marketable securities	—	—	2,000
Refund of security deposit	—	—	(3)
Transfer of restricted cash	—	—	(1,035)

Net Cash used in Investing Activities	(11)	(240)	(1,817)

Cash Flows from Financing Activities:
Proceeds from issuance of note payable to stockholder	2,600	4,000	9,750
Repayment of note payable to stockholder	(225)	—	(6,700)
Proceeds from issuance of convertible promissory note and warrants, net of issuance costs	—	—	13,099
Borrowing under line of credit, Northwest Hospital	—	—	2,834
Repayment of line of credit, Northwest Hospital	—	—	(2,834)
Repayment of convertible promissory note	—	—	(119)
Payment on capital lease obligations	(2)	—	(323)
Payments on note payable	—	—	(420)
Payment of preferred stock dividends	—	—	(1,251)
Proceeds from issuance of Series A cumulative preferred stock, net	—	—	28,708
Proceeds from exercise of stock options and warrants	25,918	—	227
Proceeds from issuance of common stock, net	—	—	48,343
Mandatorily redeemable Series A preferred stock redemption fee	—	—	(1,700)
Deferred financing costs	—	—	(320)

Net Cash provided by Financing Activities	28,291	4,000	89,294

			Period from
			March 18, 1996
	Six Months Ended		(Inception) to
	June 30,		June 30,
	2007	2008	2008
Effect of exchange rates on cash	—	(36)	(40)
Net increase (decrease) in cash	25,086	(6,656)	1,205
Cash at beginning of period	307	7,861	—

Cash at end of period	$25,393	$1,205	$1,205

Supplemental disclosure of cash flow information — Cash paid during the period for interest	$—	$12	$1,883

Supplemental schedule of non-cash financing activities:
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	$12,349	$—	$12,349
Modification of Series A preferred stock warrants	2,306	—	2,306
Modification of Series A-1 preferred stock warrants	16,393	—	16,393
Warrants issued on Series A and Series A-1 preferred stock dividends	4,664	—	4,664
Issuance of common stock for right to acquire license (prepaid expense)	225	—	225
Equipment acquired through capital leases	—	—	285
Common stock warrant liability	—	—	11,841
Accretion of mandatorily redeemable Series A preferred stock redemption obligation	—	—	1,872
Beneficial conversion feature of convertible promissory notes	—	—	7,242
Conversion of convertible promissory notes and accrued interest to Series D preferred stock	—	—	5,324
Conversion of convertible promissory notes and accrued interest to Series A-1 preferred stock	—	—	7,707
Conversion of convertible promissory notes and accrued interest to common stock	—	—	269
Issuance of Series C preferred stock warrants in connection with lease agreement	—	—	43
Issuance of common stock for license rights	—	—	4
Issuance of common stock and warrants to Medarex	—	—	840
Issuance of common stock to landlord	—	—	35
Deferred compensation on issuance of stock options and restricted stock grants	—	—	759
Cancellation of options and restricted stock	—	—	849
Stock subscription receivable	—	—	480
Financing of prepaid insurance through note payable	—	—	491

See accompanying notes to condensed consolidated financial statements.

Northwest Biotherapeutics, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Northwest Biotherapeutics, Inc. and its subsidiary, NW Bio Europe Sarl (collectively, the “Company” “we”, “us”, “our”). All material intercompany balances and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). All normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the three and six month periods ended June 30, 2008 and 2007 are not necessarily indicative of results to be expected for a full year.
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
During the quarter ended June 30, 2008 we adopted a new policy for accounting for construction in progress. Construction in progress represents the cost of placing two clean rooms into service at the facility of our contract manufacturer. Upon completion of these clean rooms, depreciation will commence and be recognized over the estimated useful life of seven years.
Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) expands the scope of acquisition accounting to all transactions under which control of a business is obtained. Among other things, SFAS 141(R) requires that contingent consideration as well as contingent assets and liabilities be recorded at fair value on the acquisition date, that acquired in-process research and development be capitalized and recorded as intangible assets at the acquisition date, and also requires transaction costs and costs to restructure the acquired company be expensed. SFAS 141(R) is effective on a prospective basis as of January 1, 2009 for the Company. The Company is assessing the impact of the adoption of this standard on its financial position and results of operations.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). The statement changes how noncontrolling interests in subsidiaries are measured to initially be measured at fair value and classified as a separate component of equity. SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. No gains or losses will be recognized on partial disposals of a subsidiary where control is retained. In addition, in partial acquisitions, where control is obtained, the acquiring company will recognize and measure at fair value all of the assets and liabilities, including goodwill, as if the entire target company had been acquired. The statement is to be applied prospectively for fiscal years beginning on or after December 15, 2008. We will adopt the statement on January 1, 2009. We are currently evaluating the impact the adoption of this statement will have, if any, on our consolidated financial position or results of operations.

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
On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the required disclosures on fair value measurements. In February 2008, the FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), that deferred the effective date of SFAS 157 for one year for nonfinancial assets and liabilities recorded at fair value on a non-recurring basis. The effect of adoption of SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis did not have a material impact on the Company’s financial position and results of operations (See Note 3). The Company is assessing the impact of the adoption of SFAS 157 for nonfinancial assets and liabilities on the Company’s financial position and results of operations.
On January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to irrevocably elect to measure certain financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The Company did not elect the fair value option under SFAS 159 for any of its financial assets or liabilities upon adoption.
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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is effective January 1, 2009 for the Company. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosure of the fair values of derivative instruments and associated gains and losses in a tabular format. Since SFAS 161 requires only additional disclosures about the Company’s derivatives and hedging activities, the adoption of SFAS 161 will not affect the Company’s financial position or results of operations, should the Company acquire derivatives in the future.
In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement ) (“FSP APB 14-1”). FSP APB 14-1 states that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14 and that issuers of such instruments should account separately for the liability and equity components of the instrument in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied retrospectively to all periods presented. The Company is assessing the impact of the adoption of this standard on its financial position and results of operations.

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
As of June 30, 2008, the Company did not hold any financial assets and liabilities which were required to be measured at fair value on a recurring basis.

4. Stock-Based Compensation Plans
The Company has share-based compensation plans under which employees and non-employee directors may be granted options to purchase shares of Company common stock at the fair market value at the time of grant. Stock-based compensation cost is measured by the Company at the grant date, based on the fair value of the award, over the requisite service period. For options and warrants issued to non-employees, the Company recognizes stock compensation costs utilizing the fair value methodology prescribed in SFAS 123 (revised 2004), Share Based Payment (“SFAS 123(R)”), over the related period of benefit.
The stock-based compensation expense related to stock-based awards under SFAS 123(R) totaled approximately $1,117,200 and $4,000 for the three months ended June 30, 2008 and 2007, respectively. The stock-based compensation expense related to stock-based awards under SFAS 123(R) totaled approximately $2,213,900 and $4,000 for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, the Company had $8.7 million of total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans.
Options to purchase 870,000 shares of the Company’s common stock were granted to new employees in April and May 2008. No options to purchase the Company’s common stock were granted during the six month period ended June 30, 2007. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model.
Stock Option Plans
The Company established a stock option plan, which became effective on June 22, 2007 (the “2007 Stock Option Plan”). In April 2008, the Company increased the number of shares reserved for issuance under the 2007 Stock Option Plan by 519,132 shares of its common stock for an aggregate of 6,000,000 shares of its common stock, par value $0.001 per share (“Common Stock”), reserved for issue in respect of options granted under the plan. The plan provides for the grant to employees of the Company, its parents and subsidiaries, including officers and employee directors, of “incentive stock options” within the meaning of Section 422 of the U.S. Internal Revenue Code of 1986, as amended, and for the grant of non-statutory stock options to the employees, officers, directors, including non-employee directors, and consultants of the Company, its parents and subsidiaries. To the extent an optionee would have the right in any calendar year to exercise for the first time one or more incentive stock options for shares having an aggregate fair market value, under all of the Company’s plans and determined as of the grant date, in excess of $100,000, any such excess options will be treated as non-statutory options.
5. Liquidity
The Company has experienced recurring losses from operations, and, as of June 30, 2008, had a working capital deficit of $3.7 million and a deficit accumulated during the development stage of $154 million.
Since 2004, the Company has undergone a significant recapitalization pursuant to which Toucan Capital Fund II, L.P. (“Toucan Capital”) loaned the Company an aggregate of $6.75 million and Toucan Partners, LLC (“Toucan Partners”) loaned the Company an aggregate of $4.825 million (excluding $225,000 in proceeds from a demand note that was received on June 13, 2007 and repaid on June 27, 2007). The Board’s Chairperson is the managing director of Toucan Capital and the managing member of Toucan Partners. During this period of time, the Company also borrowed funds from certain members of management. In addition, the Company raised capital in March 2006 through a closed equity financing with unrelated investors (the “PIPE Financing”), in June 2007 sold shares of Common Stock to foreign institutional investors and in May 2008 borrowed $4 million from Al Rajhi Holdings W.L.L. (“Al Rajhi”),which beneficially owns greater than 10% of our issued and outstanding common stock.
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
On August 19, 2008, the Company entered into a loan agreement with Toucan Partners, under which Toucan Partners provided the Company with debt financing in the amount of $1.0 million (“the “Toucan Loan”). Under the terms of the Toucan Loan, the Company received $1.0 million in return for an unsecured promissory note in the principal amount of $1,060,000 (reflecting an original issue discount of six percent, or $60,000). The Toucan Loan has a term of six months. The note may be paid at any time without a prepayment penalty and the term may be extended in Toucan Partners discretion upon the Company’s request. Toucan Partners may elect to have the original issue discount amount paid at maturity in shares of common stock, at a price per share equal to the average closing price of the Company’s common stock on the NASD Over-The-Counter Bulletin Board during the ten trading days prior to the execution of the loan agreement. The intrinsic value of the Toucan Loan did not result in a beneficial conversion feature.

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
Under the terms of the Conversion Agreement, Toucan Capital also agreed to temporarily defer receipt of the accrued and unpaid dividends on its shares of Series A Preferred Stock and Series A-1 Preferred Stock of an amount equal to $334,340 and $917,451, respectively, until not later than September 30, 2007. In September 2007, the Company paid these dividends in full to Toucan Capital.
As a result of the financings described above, as of June 30, 2008, Toucan Capital held:
•	an aggregate of 19,299,486 shares of Common Stock;

•	warrants to purchase 14,150,732 shares of Common Stock at an exercise price of $0.60 per share; and

•	warrants to purchase 7,884,357 shares of Common Stock at an exercise price of $0.15 per share.

As a result of the financings described above, as of June 30, 2008, Toucan Partners held:
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
As of June 30, 2008, Toucan Capital, including the holdings of Toucan Partners, held 21,872,196 shares of our capital stock, representing approximately 51.5% of our outstanding Common Stock. Further, as of June 30, 2008, Toucan Capital, including the holdings of Toucan Partners, beneficially owned (including unexercised warrants) 52,739,826 shares of our capital stock, representing a beneficial ownership interest of approximately 71.9%.
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
In connection with the securities purchase agreement, the Company issued approximately 67,000 warrants to its investment bank valued at approximately $395,000. The fair value of the warrants issued to the investment bank was determined using the Black-Scholes option pricing model based on the following assumptions: risk free interest rate of 4.8%, contractual life of five years, expected volatility of 382% and a dividend yield of 0%.
The warrants expire five years after issuance, and are initially exercisable at a price of $2.10 per share, subject to adjustments under certain circumstances.
Placement of Common Stock with Foreign Institutional Investors
On June 22, 2007, we placed 15,789,473 shares of our Common Stock with foreign institutional investors at a price of £0.95 per share. The gross proceeds from the placement were approximately £15.0 million, or $29.9 million, while net proceeds from the offering, after deducting commissions and expenses, were approximately £13.0 million, or $25.9 million. The net proceeds from the placement were used to fund clinical trials, product and process development, working capital needs and repayment of certain existing debt.
Shareholder Loan
On May 12, 2008, the Company entered into a loan agreement with Al Rajhi, under which Al Rajhi provided the Company with debt financing in the amount of $4.0 million (the “Loan”). Under the terms of the Loan, the Company received $4.0 million in return for an unsecured promissory note in the principal amount of $4,240,000 (reflecting an original issue discount of six percent, or $240,000). The Loan has a term of six months. The note may be paid at any time without a prepayment penalty and the term may be extended in Al Rajhi’s discretion upon the Company’s request. At June 30, 2008, the carrying value of the Loan was $4,069,000, net of unamortized discount of $171,000. The Company amortizes the discount using the effective interest method over the term of the Loan. During the three months ended June 30, 2008, the Company recorded interest expense related to the amortization of the discount of $69,000. Al Rajhi may elect to have the original issue discount amount paid at maturity in shares of Common Stock, at a price per share equal to the average closing price of the Company’s Common Stock on the NASD Over-The-Counter Bulletin Board during the ten trading days prior to the execution of the Loan agreement. The intrinsic value of the Loan did not result in a beneficial conversion feature.

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
Going Concern
As of August 19, 2008, we had approximately $1.1 million of cash on hand. We estimate that our available cash is sufficient to support our day to day operations through the end of September 2008. We need to raise additional capital to fund our clinical trials and other operating activities and repay our indebtedness under the Loan and the Toucan Loan described in Note 10 “Subsequent Events”. The amount of additional funding required will depend on many factors, including the speed with which we are able to identify and hire people to fill key positions, the speed of patient enrollment in our DCVax®-Brain cancer trial, and the potential adoption of DCVax®-Brain in the selected hospitals in Switzerland, and unanticipated developments, including adverse developments in pending litigation matters. However, without additional capital, we will not be able to complete our DCVax®-Brain clinical trial or move forward with any of our other product candidates for which investigational new drug applications have been cleared by the U.S. Food and Drug Administration, or FDA. We will also not be to develop our second generation manufacturing processes, which offer substantial product cost reductions.
We will require additional funding before we achieve profitability. We are in late stage discussions with several parties in regard to additional financing transactions, which we hope to complete later in the year. There can be no assurance that our efforts to seek such funding will be successful. We may raise additional funds by issuing additional common stock or securities (equity or debt) convertible into shares of Common Stock, in which case, the ownership interest of our stockholders will be diluted. Any debt financing, if available, is likely to include restrictive covenants that could limit our ability to take certain actions. Further, we may seek funding from Toucan Capital or Toucan Partners or their affiliates or other third parties. Such parties are under no obligation to provide us any additional funds, and any such funding may be dilutive to stockholders and may contain restrictive covenants. We currently are exploring additional financings with several other parties; however, there can be no assurance that we will be able to complete any such financings, or that the terms of such financings will be attractive to us. If our capital raising efforts are unsuccessful, our inability to obtain additional cash as needed could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. Our independent registered public accounting firm has indicated in its report on our consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2007 that there is substantial doubt about our ability to continue as a going concern.

6. Net Income (Loss) Per Share Applicable to Common Stockholders
Effective June 19, 2007, all shares of Common Stock issued and outstanding were combined and reclassified on a one-for-fifteen basis (the “Reverse Stock Split”). The effect of the Reverse Stock Split has been retroactively applied to all periods presented in the accompanying condensed consolidated financial statements and notes thereto.
For the three months ended June 30, 2008 and 2007, respectively, options to purchase 5,600,000 and 51,000 shares of Common Stock and warrants to purchase 32 million shares of Common Stock were not included in the computation of diluted net loss per share because they were antidilutive. For the six months ended June 30, 2008 and 2007, respectively, options to purchase 5,600,000 and 51,000 shares of Common Stock and warrants to purchase 32 million shares of Common Stock were not included in the computation of diluted net loss per share because they were antidilutive.
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
During the three months ending June 30, 2008 and 2007, the Company recognized approximately $2.3 million and $1.7 million, respectively, of research and development costs related to these service agreements. During the six months ending June 30, 2008 and 2007, respectively, the Company recognized approximately $4.1 million and $2.4 million of research and development costs related to these service agreements. As of June 30, 2008 and December 31, 2007, the Company owed Cognate approximately $283,000 and $0, respectively.
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
During the three months ending June 30, 2008 and 2007, respectively, the Company recognized approximately $148,000 and $540,000 of general and administrative costs related to the recapitalization agreement, rent expense, as well as legal, travel and other costs incurred by Toucan Capital on the Company’s behalf. During the six months ending June 30, 2008 and 2007, respectively, the Company recognized approximately $298,000 and $558,000 of general and administrative costs related to the recapitalization agreement, rent expense, as well as legal, travel and other costs incurred by Toucan Capital on the Company’s behalf. At June 30, 2008 and December 31, 2007, accrued expense payable to Toucan Capital amounted to $50,000 and $900,000, respectively, and are included in the accompanying consolidated balance sheets.

On August 19, 2008, the Company entered into a loan agreement with Toucan Partners, under which Toucan Partners provided the Company with debt financing in the amount of $1.0 million (“the “Toucan Loan”). Under the terms of the Toucan Loan, the Company received $1.0 million in return for an unsecured promissory note in the principal amount of $1,060,000 (reflecting an original issue discount of six percent, or $60,000). The Toucan Loan has a term of six months. The note may be paid at any time without a prepayment penalty and the term may be extended in Toucan Partners discretion upon the Company’s request. Toucan Partners may elect to have the original issue discount amount paid at maturity in shares of common stock, at a price per share equal to the average closing price of the Company’s common stock on the NASD Over-The-Counter Bulletin Board during the ten trading days prior to the execution of the loan agreement. The intrinsic value of the Toucan Loan did not result in a beneficial conversion feature.
Al Rajhi
See “Shareholder Loan” in Note 5 above.
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
Under the Purchase Agreement, the Company agreed to register for resale under the Securities Act of 1933, as amended (the “Securities Act”), both the PIPE Shares and the Warrant Shares. The Company also agreed to other customary obligations regarding registration, including matters relating to indemnification, maintenance of the registration statement, payment of expenses, and compliance with state “blue sky” laws. The Company may be liable for liquidated damages if the registration statement (after being declared effective) ceases to be effective in a manner, and for a period of time, that violates the Company’s obligations under the Purchase Agreement. The amount of the liquidated damages payable to the investors is, in aggregate, one percent (1%) of the aggregate purchase price of the shares per month, subject to a cap of ten percent (10%) of the aggregate purchase price of the shares.
As of April 30, 2008, the Company’s registration statement ceased to be effective. The Company filed a post-effective amendment to the registration statement on April 29, 2008 which was declared effective by the SEC on May 7, 2008. Therefore, liquidated damages accrued for the period between May 1, 2008 and May 6, 2008. In addition, liquidated damages were accrued for the period from April 30, 2007 to February 8, 2008 when the Company’s registration statement ceased to be effective. As of June 30, 2008, the Company has accrued liquidated damages amounting to an aggregate of approximately $180,000, $12,353 of which was expensed during the six months ended June 30,2008.

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
Lonza Patent Infringement Claim
On July 27, 2007, Lonza Group AG (“Lonza”) filed a complaint against us in the U. S. District Court for the District of Delaware alleging patent infringement relating to recombinant DNA methods, sequences, vectors, cell lines and host cells. The complaint sought temporary and permanent injunctions enjoining us from infringing Lonza’s patents and unspecified damages. We strongly disputed all of the claims in Lonza’s complaint, sought dismissal of the complaint and also filed counterclaims against Lonza for damages. On November 27, 2007, the complaint was dismissed by the U.S. District Court for the District of Delaware. Also on November 27, 2007, a new complaint was filed by Lonza in the U.S. District Court for the District of Maryland alleging the same patent infringement relating to recombinant DNA methods, sequences, vectors, cell lines and host cells by the Company’s DCVax® product candidates. On December 13, 2007, Lonza withdrew all claims relating to all of our products other than our DCVax®-Prostate product. our continued to dispute these remaining claims and seek dismissal of them. On April 14, 2008, we and Lonza entered into a binding agreement to settle the dispute. Under the terms of the settlement, we did not pay any monetary or other consideration to Lonza nor did we acquire any license from Lonza. The only action to which we agreed was to destroy any recombinant modified prostate specific membrane antigen or cell lines using Lonza’a GS Expression System currently in our possession which had been manufactured by and purchased from Medarex Inc. more than six years ago, as well as any documentation received from Medarex on know–how regarding the use of the GS Expression System and cell lines. On May 14, 2008 the parties filed a Joint Stipulation of Dismissal of the Lawsuit with Prejudice, including all claims and counterclaims therein.
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

SEC Inquiry
On August 13, 2007, we were notified that the SEC had initiated a non-public informal inquiry regarding the events surrounding our application for Swiss regulatory approval and related press releases dated July 9, 2007 and July 16, 2007. On March 3, 2008, the Company was notified that the SEC had initiated a formal investigation regarding this matter. We have been cooperating with the SEC in connection with the inquiry, and will continue to do so.
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
9. Common Stock
During the six months ended June 30, 2008, the Company issued 24,578 shares of common stock upon the cashless exercise of options to purchase 33,334 shares of common stock.
On June 17, 2008, the Company issued 122,190 shares of common stock pursuant to a letter agreement under which we received an exclusive right to negotiate the terms of a potential transaction in which we would obtain the rights, title and interest to and under a certain license agreement. The fair value of the stock issued amounting to $225,000 is recorded as a prepaid expense at June 30, 2008, since the license agreement is expected to benefit future periods.
10. Subsequent Events
On August 19, 2008, the Company entered into a loan agreement with Toucan Partners, under which Toucan Partners provided the Company with debt financing in the amount of $1.0 million (the “Toucan Loan”). Under the terms of the Toucan Loan, the Company received $1.0 million in return for an unsecured promissory note in the principal amount of $1,060,000 (reflecting an original issue discount of six percent, or $60,000). The Toucan Loan has a term of six months. The note may be paid at any time without a prepayment penalty and the term may be extended in Toucan Partners discretion upon the Company’s request. Toucan Partners may elect to have the original issue discount amount paid at maturity in shares of common stock, at a price per share equal to the average closing price of the Company’s common stock on the NASD Over-The-Counter Bulletin Board during the ten trading days prior to the execution of the loan agreement. The intrinsic value of the Toucan Loan did not result in a beneficial conversion feature.

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
Overview
Northwest Biotherapeutics, Inc. was formed in 1996 and incorporated in Delaware in July 1998. We are a development stage biotechnology company focused on discovering, developing, and commercializing immunotherapy products that safely generate and enhance immune system responses to effectively treat cancer. Currently approved cancer treatments are frequently ineffective, can cause undesirable side effects and provide marginal clinical benefits. Our approach in developing cancer therapies utilizes our expertise in the biology of dendritic cells, which are a type of white blood cell that activate the immune system. Our primary activities since incorporation have been focused on advancing proprietary dendritic cell immunotherapies for prostate and brain cancer, together with strategic and financial planning, and raising capital to fund our operations.
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
We are currently recruiting patients with newly diagnosed GBM in a 240 patient Phase II DCVax®-Brain clinical trial. Subject to our receipt of sufficient funding to carry out the study we plan to carry out the study at 40 to 50 clinical sites. The study was initially designed as a 141 patient randomized study, in which patients received either DCVax®-Brain in addition to standard of care or standard of care alone. However, patients were reluctant to enroll in the study when faced with a 33% chance of being randomized into the control arm of the study under which they would receive standard of care alone. In order to address this issue we have redesigned the study as a randomized, placebo controlled, double blinded study with a cross-over arm allowing control patients to be treated with DCVax®-Brain in the event that their cancer progresses. As of August 4, 2008, 11 sites are active and a further 31 sites are at various stages of the start-up process. Depending on trial results, we plan to seek product approval in both the U.S. and the E.U.
DCVax®-Brain has been granted orphan drug status in the U.S., the European Union and Switzerland. Such status will afford DCVax®-Brain 7 years of market exclusivity in the U.S. and 10 years in the European Union and Switzerland, if DCVax®-Brain is the first product of its type to reach product approval.
We are also conducting a Phase I/II clinical trial using DCVax®-L for recurrent ovarian cancer at The University of Pennsylvania Center for Research on Early Detection and Cure of Ovarian Cancer and the Abramson Cancer Center. The trial involves two sequential studies, and comprises an innovative combination of multiple treatment modalities. DCVax®-L forms the cornerstone of the treatment regimen, and is complemented by administration of low doses of certain existing approved drugs to help improve the immune system environment, as well as by adoptive transfer of patients’ DCVax®-L primed T cells. The funding for the study is being provided by the Ovarian Cancer Vaccine Initiative (a private philanthropic organization).

In February 2007, we, through our legal representative, applied to the Bundesamt für Gesundheit (“BAG” or “Office Fédéral de la Santé Publique”) in Switzerland for an Authorization for Use (“Autorisation”). In June 2007, we, through our legal representative, received such Autorisation from the BAG to make DCVax®-Brain available at limited selected medical centers in Switzerland, as well as an authorization (“Autorisation pour activités transfrontalières avec des transplants”) to export patients’ cells and tissues from Switzerland, for vaccine manufacturing in the United States, and to import patients’ DCVax®-Brain finished vaccines into Switzerland. These authorizations are conditional upon certain implementation commitments which must be fulfilled to the satisfaction of Swissmedic (“Institut Suisse des Agents Thérapeutiques”) before the product may be made available (e.g., finalizing our arrangements for a clean-room suite for processing of patients’ immune cells). We believe we have fulfilled these commitments and are awaiting Swissmedic confirmation.
In the BAG’s processing of and decision on our application and data with respect to the authorizations described above, Swissmedic conducted an inspection of our facilities. A comprehensive evaluation of DCVax®-Brain will be conducted by Swissmedic during its processing of our Marketing Authorization Application (“MAA”) which we filed with Swissmedic in December 2007. The assessment by Swissmedic of our MAA will include a full review by Swissmedic of the safety and efficacy data generated in our DCVax®-Brain clinical studies to date. This review is currently underway and we are addressing enquiries from Swissmedic concerning our application. This review is likely to take at least one year from our submission in December 2008. Until such a Market Authorization is granted, and assuming we complete our implementation commitments to the satisfaction of Swissmedic, DCVax®-Brain may only be made available at the selected Medical Centers in Switzerland under the Autorisation granted by the BAG. The term of the BAG Autorisation is five years from June 2007.
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
On March 30, 2006, we sold approximately 2.6 million shares of common stock at a purchase price of $2.10 per share and raised aggregate gross proceeds of approximately $5.5 million in a closed equity financing with unrelated investors (the ”PIPE Financing”) The total cost of the offering recorded, including both cash and non-cash costs, was approximately $837,000.
On June 22, 2007, we placed 15,789,473 shares of our common stock with foreign institutional investors at a price of £0.95 per share. The gross proceeds from the placement were approximately £15.0 million, or $29.9 million, while net proceeds from the offering, after deducting commissions and expenses, were approximately £13.0 million, or $25.9 million.
On May 12, 2008, the Company entered into a loan agreement with Al Rajhi Holdings W.L.L. (“Al Rajhi”) under which Al Rajhi provided the Company with debt financing in the amount of $4.0 million (”the “Loan”). Under the terms of the Loan, the Company received $4.0 million in return for an unsecured promissory note in the principal amount of $4,240,000 (reflecting an original issue discount of six percent, or $240,000). The Loan has a term of six months. The note may be paid at any time without a prepayment penalty and the term may be extended in Al Rajhi’s discretion upon the Company’s request. At June 30, 2008, the carrying value of the Loan was $4,069,000, net of unamortized discount of $171,000. The Company amortizes the discount using the effective interest method over the term of the Loan. During the three months ended June 30, 2008 the Company recorded interest expense related to the amortization of the discount of $69,000. Al Rajhi may elect to have the original issue discount amount paid at maturity in shares of common stock, at a price per share equal to the average closing price of the Company’s Common Stock on the NASD Over-The-Counter Bulletin Board during the ten trading days prior to the execution of the Loan agreement. The intrinsic value of the Loan did not result in a beneficial conversion feature.

On August 19, 2008, the Company entered into a loan agreement with Toucan Partners, under which Toucan Partners provided the Company with debt financing in the amount of $1.0 million (the “Toucan Loan”). Under the terms of the Toucan Loan, the Company received $1.0 million in return for an unsecured promissory note in the principal amount of $1,060,000 (reflecting an original issue discount of six percent, or $60,000). The Toucan Loan has a term of six months. The note may be paid at any time without a prepayment penalty and the term may be extended in Toucan Partners’ discretion upon the Company’s request. Toucan Partners may elect to have the original issue discount amount paid at maturity in shares of common stock, at a price per share equal to the average closing price of the Company’s common stock on the NASD Over-The-Counter Bulletin Board during the ten trading days prior to the execution of the loan agreement. The intrinsic value of the Toucan Loan did not result in a beneficial conversion feature.
As of August 19, 2008, we had approximately $1.1 million of cash on hand. We estimate that our available cash is sufficient to support our day to day operations through the end of September 2008. We need to raise additional capital to fund our clinical trials and other operating activities and to repay our indebtedness under the Loan and the Toucan Loan. We are in late stage discussions with several parties in regard to additional financing transactions with several other parties, which we hope to complete later this year. However, there can be no assurance that we will be able to complete any of the financings, or that the terms for such financings will be favorable to us. Our independent auditors have indicated in their report on our December 31, 2007 financial statements that there is substantial doubt about our ability to continue as a going concern. See “ — Liquidity and Capital Resources” for additional information regarding our liquidity, cash flow and financings.
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
Recent Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations (“SFAS 141(R)”). SFAS 141(R) expands the scope of acquisition accounting to all transactions under which control of a business is obtained. Among other things, SFAS 141(R) requires that contingent consideration as well as contingent assets and liabilities be recorded at fair value on the acquisition date, that acquired in-process research and development be capitalized and recorded as intangible assets at the acquisition date, and also requires transaction costs and costs to restructure the acquired company be expensed. SFAS 141(R) is effective on a prospective basis as of January 1, 2009. We are assessing the impact of the adoption of this standard on our financial position and results of operations.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). The statement changes how noncontrolling interests in subsidiaries are measured to initially be measured at fair value and classified as a separate component of equity. SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. No gains or losses will be recognized on partial disposals of a subsidiary where control is retained. In addition, in partial acquisitions, where control is obtained, the acquiring company will recognize and measure at fair value all of the assets and liabilities, including goodwill, as if the entire target company had been acquired. The statement is to be applied prospectively for fiscal years beginning on or after December 15, 2008. We will adopt the statement on January 1, 2009. We are currently evaluating the impact the adoption of this statement will have, if any, on our consolidated financial position or results of operations.

In December 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements. EITF 07-1 is effective for the Company beginning January 1, 2009 and will be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. W e are assessing the impact of adoption of EITF 07-1 on our financial position and results of operations.
On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the required disclosures on fair value measurements. In February 2008, the FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), that deferred the effective date of SFAS 157 for one year for nonfinancial assets and liabilities recorded at fair value on a non-recurring basis. The effect of adoption of SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis did not have a material impact on the Company’s financial position and results of operations (See Note 3). The Company is assessing the impact of the adoption of SFAS 157 for nonfinancial assets and liabilities on the Company’s financial position and results of operations.
On January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits companies to irrevocably elect to measure certain financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The Company did not elect the fair value option under SFAS 159 for any of its financial assets or liabilities upon adoption.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS 161”), which is effective January 1, 2009. SFAS 161 requires enhanced disclosures about derivative instruments and hedging activities to allow for a better understanding of their effects on an entity’s financial position, financial performance, and cash flows. Among other things, SFAS 161 requires disclosure of the fair values of derivative instruments and associated gains and losses in a tabular format. Since SFAS 161 requires only additional disclosures about our derivatives and hedging activities, the adoption of SFAS 161 will not affect our financial position or results of operations should we acquire derivatives in the future.
In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement ) (“FSP APB 14-1”). FSP APB 14-1 states that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14 and that issuers of such instruments should account separately for the liability and equity components of the instrument in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied retrospectively to all periods presented. We are assessing the impact of the adoption of this standard on our financial position and results of operations.
Results of Operations
Operating expenses:
Operating costs and expenses consist primarily of research and development expenses, including clinical trial expenses, which increase when we are actively participating in clinical trials, and general and administrative expenses.
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
Three Months Ended June 30, 2007 and 2008
We recognized a net loss of $6.1 million for the three months ended June 30, 2008 compared to a net loss of $8.0 million for the three months ended June 30, 2007. The decrease in net loss was primarily attributable to a decrease in interest expense for the three months ended June 30, 2008 as compared to the same period in 2007, offset by an increase in research and development and general and administrative expenses for the three months ended June 30, 2008 compared to the same period in 2007.
Research and Development Expense. Research and development expense increased from $2.2 million for the three months ended June 30, 2007 to $3.1 million for the three months ended June 30, 2008. This increase was primarily due to:
•	increased monthly contract manufacturing costs for our DCVax® product;

•	increased costs in Switzerland relating to the Authorization for Use, and the application for Marketing Authorization, relating to DCVax®-Brain;

•	increased support costs related to the development of a clinical trial program and potential compassionate use/named patient programs in certain countries outside the U.S.;

•	increased clinical trials costs in the U.S. due to the initiation of additional clinical sites and screening and enrollment of patients in our Phase II DCVax®-Brain clinical trial; and

•	increased personnel costs as we build our clinical organization.
General and Administrative Expense. General and administrative expense increased from $1.4 million for the three months ended June 30, 2007 to $2.9 million for the three months ended June 30, 2008. This increase was primarily due to:
•	costs associated with our AIM listing in the United Kingdom;

•	potentially non-recurring start-up costs (mainly consulting and travel costs) for international programs, locations such as in Switzerland, Spain and Israel;

•	higher staffing costs associated with expansion of our business activities in the U.S. and internationally;

•	legal costs associated with ongoing litigation;

•	additional rent expense related to our new headquarters located in Bethesda, Maryland; and

•	SFAS 123(R) expense associated with stock option grants to executives.
Depreciation and Amortization. Depreciation and amortization decreased from $6,000 during the three months ended June 30, 2007 to $0 for the three months ended June 30, 2008. The decrease in the quarter was due to a true-up adjustment of cumulative depreciation at June 30, 2008.
Total Other Income (Expense), Net. Interest expense decreased from $4.7 million for the three months ended June 30, 2007 to approximately $69,000 for the three months ended June 30, 2008. Interest expense for the three-month period ended June 30, 2007 was primarily related to the debt discount and interest accretion associated with our then-outstanding convertible promissory notes and related warrants. As of December 31, 2007, all of the related notes were repaid. Accordingly, we did not accrue interest expense on those notes during the three months ended June 30, 2008.

Six Months Ended June 30, 2007 and 2008
We recognized a net loss of $11.7 million for the six months ended June 30, 2008 compared to a net loss of $9.9 million for the six months ended June 30, 2007. The increase in net loss was primarily attributable to an increase in research and development and general and administrative expenses for the six months ended June 30, 2008 compared to the same period in 2007, offset by a decrease in interest expense for the six months ended June 30, 2008 as compared to the same period in 2007.
Research and Development Expense. Research and development expense increased from $3.5 million for the six months ended June 30, 2007 to $6.2 million for the six months ended June 30, 2008. This increase was primarily due to:
•	increased monthly contract manufacturing costs for our DCVax® product;

•	increased costs in Switzerland relating to the Authorization for Use, and the application for Marketing Authorization, relating to DCVax®-Brain;

•	increased support costs related to the development of a clinical trial program and potential compassionate use/named patient programs in certain countries outside the U.S.;

•	increased clinical trial costs due to the initiation of additional clinical sites and screening and enrollment of patients in our Phase II DCVax®-Brain clinical trial; and

•	increased personnel costs as we build our clinical organization.
General and Administrative Expense. General and administrative expense increased from $1.9 million for the six months ended June 30, 2007 to $5.5 million for the six months ended June 30, 2008. This increase was primarily due to:
•	costs associated with our AIM listing in the United Kingdom;

•	potentially non-recurring start-up costs (mainly consulting and travel costs) for international programs, locations such as in Switzerland, Spain and Israel;

•	higher staffing costs associated with expansion of our business activities in the United States and internationally;

•	legal costs associated with ongoing litigation;

•	additional rent expense related to our new headquarters located in Bethesda, Maryland; and

•	SFAS 123(R) expense associated with stock option grants to executives.
Depreciation and Amortization. Depreciation and amortization increased from $16,000 during the six months ended June 30, 2007 to $22,000 for the six months ended June 30, 2008.
Total Other Income (Expense), Net. Interest expense decreased from $4.9 million for the six months ended June 30, 2007 to approximately $81,000 for the six months ended June 30, 2008. Interest expense for the six-month period ended June 30, 2007 was primarily related to the debt discount and interest accretion associated with our then-outstanding convertible promissory notes and related warrants. As of December 31, 2007, all of the related notes were repaid. Accordingly, we did not accrue interest expense on those notes during the six months ended June 30, 2008.
Liquidity and Capital Resources
Toucan Capital and Toucan Partners
Since 2004, we have undergone a significant recapitalization pursuant to which Toucan Capital loaned us an aggregate of $6.75 million and Toucan Partners loaned us an aggregate of $4.825 million (excluding $225,000 in proceeds from a demand note that was received on June 13, 2007 and repaid on June 27, 2007). Our Chairperson is the managing director of Toucan Capital and the managing member of Toucan Partners.
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

Simultaneously with Toucan Capital’s notes payable conversion, our President and Chief Executive Officer, and our Chief Technical Officer, each elected to convert the principal and accrued interest on certain convertible promissory notes held by each of them into 146,385 and 32,796 shares, respectively, of our common stock. In conjunction with the PIPE Financing, our President and Chief Executive Officer and our Chief Technical Officer exercised certain warrants held by each of them on a net exercise basis for 126,365 and 28,311 shares of our common stock, respectively.
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
As a result of the financings described above, as of June 30, 2008, Toucan Capital held:
•	an aggregate of 19,299,486 shares of common stock;

•	warrants to purchase 14,150,732 shares of common stock at an exercise price of $0.60 per share; and

•	warrants to purchase 7,884,357 shares of common stock at an exercise price of $0.15 per share.
As a result of the financings described above, as of June 30, 2008, Toucan Partners held:
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
In accordance with the Recapitalization Agreement, we accrued and paid certain legal and other administrative costs on Toucan Capital’s behalf. During the three months ending June 30, 2008 and 2007, respectively, the Company recognized approximately $148,000 and $540,000 of general and administrative costs related to the recapitalization agreement, rent expense, as well as legal, travel and other costs incurred by Toucan Capital on the Company’s behalf. During the six months ending June 30, 2008 and 2007, respectively, the Company recognized approximately $298,000 and $558,000 of general and administrative costs related to the recapitalization agreement, rent expense, as well as legal, travel and other costs incurred by Toucan Capital on the Company’s behalf.
As of June 30, 2008, Toucan Capital and Toucan Partners collectively, held 21,872,196 shares of our common stock, representing approximately 51.5% of our outstanding common stock. Further, as of June 30, 2008, Toucan Capital and Toucan Partners collectively, beneficially owned (including unexercised warrants) 52,739,826 shares of our common stock, representing a beneficial ownership interest of approximately 71.9%.

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
On May 12, 2008, the Company entered into a loan agreement with Al Rajhi, which beneficially owns more than 10 percent of our common stock, under which Al Rajhi provided the Company with debt financing in the amount of $4.0 million. (See”- Overview” above.)
On August 19, 2008, the Company entered into a loan agreement with Toucan Partners, under which Toucan Partners provided the Company with debt financing in the amount of $1.0 million. (See “- Overview” above).
As of August 19, 2008, we had approximately $1.1 million of cash on hand. We estimate that our available cash is sufficient to support our day to day operations through the end of September 2008. We need to raise additional capital to fund our clinical trials and other operating activities. We are in late stage discussions with several parties in regard to additional financing transactions with several other parties, which we hope to complete later this year. However, there can be no assurance that we will be able to complete any of the financings, or that the terms for such financings will be favorable to us.
We are seeking additional funds through all the capital channels available to us, including the issuance of additional common stock or other securities (equity or debt) convertible into shares of common stock, which could dilute the ownership interest of our stockholders. We may seek funding from Toucan Capital or Toucan Partners or their affiliates or other third parties. Such parties are under no obligation to provide us any additional funds, and any such funding may be dilutive to stockholders and may contain restrictive covenants that could limit our ability to take certain actions. If our capital raising efforts are unsuccessful, our inability to obtain additional cash as needed could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. Our independent registered public accounting firm has indicated in its report on our financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2007 that there is substantial doubt about our ability to continue as a going concern.
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
During the six months ended June 30, 2008, we received a $4.0 million unsecured loan from Al Rajhi.
On August 19, 2008, we received a $1.0 million unsecured loan from Toucan Partners.

Uses of Cash
We used $10.4 million in cash for operating activities during the six months ended June 30, 2008, compared to $3.2 million for the six months ended June 30, 2007. The increase in cash used in operating activities was a result of the significant increase in development activities, including increased staffing and consulting support related to manufacturing start-up, conducting the Phase II clinical trial for DCVax®-Brain, progressing preparations for the commercialization of DCVax®-Brain in Switzerland, exploring compassionate use/named patient programs outside of the United States, and payments of accounts payable and accrued liability balances at June 30, 2008.
We utilized $241,000 in cash for investing activities during the six months ended June 30, 2008 compared to $11,000 used in investing activities during the six months ended June 30, 2007. The cash utilized during the six-month periods ended June 30, 2007 and 2008 consisted of purchases of property and equipment primarily for computer and other equipment and acquisition of property and equipment required to expand production capacity.
On March 21, 2008, we executed a sublease agreement with Toucan Capital Corporation, an affiliate of Toucan Capital and Toucan Partners, for our corporate headquarters located at 7600 Wisconsin Avenue, Suite 750, Bethesda, Maryland 20814. This sublease agreement was effective as of July 1, 2007 and expires on October 31, 2016, unless sooner terminated according to its terms. Previously, we had been occupying our Bethesda headquarters under an oral arrangement with Toucan Capital Corporation, whereby we were required to pay base rent of $32,949 per month through December 31, 2007. Under the sublease agreement, we are required to pay base rent of $34,000 per month during 2008, which monthly amount increases by $1,000 on an annual basis, to a maximum of $42,000 per month during 2016, the last year of the term of the lease. In addition to monthly base rent, we are obligated to pay operating expenses allocable to the subleased premises under Toucan Capital Corporation’s master lease. During the six months ended June 30, 2008, we paid approximately $404,000 to Toucan Capital Corporation pursuant to this sublease agreement.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Interest Rate Risk
Our exposure to market risk is presently limited to the interest rate sensitivity of our cash which is affected by changes in the general level of U.S. and Swiss interest rates. We are exposed to interest rate changes primarily as a result of our investment activities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our cash in interest-bearing instruments, primarily money market funds. Due to the short-term nature of our cash, we believe that our exposure to market interest rate fluctuations is minimal. A hypothetical 10% change in short-term interest rates from those in effect at June 30, 2008 would not have a significant impact on our financial position or our expected results of operations. Our interest rate risk management objective with respect to our borrowings is to limit the impact of interest rate changes on earnings and cash flows. Our debt is carried at a fixed 12% annual rate of interest. We do not have any foreign currency or other derivative financial instruments.
Foreign Currency Exchange Rate Risk
As a corporation with contractual arrangements overseas, we are exposed to changes in foreign exchange rates. These exposures may change over time and could have a material adverse impact on our financial results. At this time we do not have a program to hedge this exposure.
Item 4. Controls and Procedures
Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating these disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Evaluation of disclosure controls and procedures
Our President and Chief Executive Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), has concluded that as of June 30, 2008, our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting, as discussed below.

Material Weaknesses Identified
In connection with the preparation of our financial statements for the year ended December 31, 2007, certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, including:
(i) Lack of a sufficient number of independent directors for our board and audit committee. We currently do not have an independent director on our board, which is comprised of two directors, and on our audit committee, which is comprised of one director. We are considered a controlled company, whereby a group holds more than 50% of our voting power, and as such are not required to have a majority of our board of directors be independent. However, it is our intention to have a majority of our directors be independent in due course.
(ii) Lack of an audit committee financial expert on our audit committee. We currently do not have an audit committee financial expert, as defined by SEC regulations, on our audit committee.
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
We have implemented certain remediation measures and are in the process of designing and implementing additional remediation measures for the material weaknesses described above. Such remediation activities include the following:
•
We plan to recruit two or more additional independent board members to join our board of directors in due course. Such recruitment will include at least one person who qualifies as an audit committee financial expert to join as an independent board member and as an audit committee member.

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
Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the second quarter of 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.
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
Lonza Patent Infringement Claim
On July 27, 2007, Lonza Group AG (“Lonza”) filed a complaint against us in the U. S. District Court for the District of Delaware alleging patent infringement relating to recombinant DNA methods, sequences, vectors, cell lines and host cells. The complaint sought temporary and permanent injunctions enjoining us from infringing Lonza’s patents and unspecified damages. We strongly disputed all of the claims in Lonza’s complaint, sought dismissal of the complaint and also filed counterclaims against Lonza for damages. On November 27, 2007, the complaint was dismissed by the U.S. District Court for the District of Delaware. Also on November 27, 2007, a new complaint was filed by Lonza in the U.S. District Court for the District of Maryland alleging the same patent infringement relating to recombinant DNA methods, sequences, vectors, cell lines and host cells by the Company’s DCVax® product candidates. On December 13, 2007, Lonza withdrew all claims relating to all of our products other than our DCVax®-Prostate product. We continued to dispute these remaining claims and seek dismissal of them. On April 14, 2008, we and Lonza entered into a binding agreement to settle the dispute. Under the terms of the settlement, we did not pay any monetary or other consideration to Lonza nor did we acquire any license from Lonza. The only action to which we agreed was to destroy any recombinant modified prostate specific membrane antigen or cell lines using Lonza’a GS Expression System currently in our possession which had been manufactured by and purchased from Medarex Inc. more than six years ago, as well as any documentation received from Medarex on know–how regarding the use of the GS Expression System and cell lines. On May 14, 2008 the parties filed a Joint Stipulation of Dismissal of the Lawsuit with Prejudice, including all claims and counterclaims therein.
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
As of August 19, 2008, we had approximately $1.1 million of cash on hand. We estimate that our available cash is sufficient to support our day to day operations through the end of September 2008. As noted above, on May 12, 2008, Al Rajhi, a beneficial owner of more than 10% of our common stock, advanced to us $4.0 million pursuant to a loan agreement. On August 19, 2008, Toucan Partners advanced to us $1.0 million pursuant to a loan agreement. Each of these loans has a term of six months, which may be extended in the lender’s sole discretion. Despite these financings, however, we need additional capital to support our ongoing operations, including to fund the research, development and commercialization of our product candidates (specifically, to complete our current DCVax®-Brain Phase II clinical trial), to fund our other operating activities and to repay the Loan and the Toucan Loan. We may raise additional funds by issuing additional common stock or securities (equity or debt) convertible into shares of common stock, in which case, the ownership interest of our stockholders will be diluted. We do not currently have any established third party bank credit arrangements. Any debt financing, if available, is likely to include restrictive covenants that could limit our ability to take certain actions. Further, we may seek additional funding from Toucan Capital or Toucan Partners or their affiliates or other third parties. Such parties are under no obligation to provide us any additional funds, and any such funding may be on unfavorable terms and dilutive to stockholders and may contain restrictive covenants. We are in late stage discussions with several parties in regard to additional financings; however, there can be no assurance that we will be able to complete any such financings or that the terms of such financings will be attractive to us. If we are unable to obtain additional funds on a timely basis or on acceptable terms, we may be required to curtail or cease certain or all of our operations.
We are likely to continue to incur substantial losses, and may never achieve profitability.
We have incurred net losses every year since our formation in March 1996 and had a deficit accumulated during the development stage of approximately $154.0 million as of June 30, 2008. We expect that these losses will continue and anticipate negative cash flows from operations for the foreseeable future. Despite the receipt of approximately $4.0 million from the Loan discussed above and $25.9 million of net proceeds from an offering of our common stock on AIM in June 2007, we need additional funding, and over the medium term we will need to generate revenue sufficient to cover operating expenses, clinical trial expenses and some research and development costs to achieve profitability. We may never achieve or sustain profitability.
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
We employ eight full-time employees. The uncertainty of our business prospects, limited access to capital to sustain our business operations and the volatility in the price of our common stock may create anxiety and uncertainty, which could adversely affect employee morale and cause us to lose employees whom we would prefer to retain. To the extent that we are unable to retain existing personnel, our business and financial results may suffer.
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
The defense of these or future legal proceedings has and could continue to divert management’s attention and resources from the needs of our business. We may be required to make substantial payments or incur other adverse effects in the event of adverse judgments or settlements of any such claims, investigations, or proceedings. Any legal proceeding, even if resolved in our favor, could result in negative publicity or cause us to incur significant legal and other expenses. Actual costs incurred in any legal proceedings may differ from our expectations and could exceed any amounts for which we have made reserves.
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
We plan to rely on our current DCVax®-Brain Phase II clinical trial as a single study in support of regulatory approval. However, to date, only six patients have enrolled in the clinical trial, which is designed to include 240 patients. Given our current lack of funding, it is unclear how quickly we will be able to increase enrollment, if at all. Further, while under certain circumstances, both EMEA and the FDA will accept a Phase II study as a single study in support of approval, it is not yet known whether they will do so in this case. If the regulators do not consider the Phase II study adequate on its own to support a finding of efficacy, we may be required to perform additional clinical trials in DCVax®-Brain. There is some possibility that changes requested by the FDA could complicate the licensing application process. Only the data for DCVax®-Brain has been discussed with European regulators. On an informal basis, a number of European national regulators have indicated that additional pre-clinical and clinical data could be required before the DCVax®-Brain product would be approved. However, it is not clear whether such data will be required until formal scientific advice is sought from the EMEA, which is the regulator that will ultimately review any application for approval of this product candidate. Unless the EMEA grants a deferral or a waiver, we may also be obliged to generate clinical data in pediatric populations.
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

Any delay in completing sufficient trials or other regulatory requirements, including from our inability to fund these trials will delay our ability to generate revenue from product sales and we may have insufficient capital resources to support its ongoing activities. Even if we do have sufficient capital resources, our ability to generate meaningful revenues or become profitable may be delayed.
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
As of August 19, 2008, Toucan Capital and its affiliates, Toucan Partners and Linda F. Powers, collectively owned an aggregate of 21,872,196 shares of our common stock, representing approximately 51.5% of our outstanding common stock. In addition, as of August 14, 2008, Toucan Capital may acquire an aggregate of approximately 22.0 million shares of common stock upon exercise of warrants and Toucan Partners may acquire an aggregate of approximately 8.8 million shares of common stock upon the exercise of warrants, constituting an aggregate beneficial ownership interest of 71.9%, or 52,739,826 shares of common stock. This significant concentration of ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Together, Toucan Capital, Toucan Partners and Linda F. Powers have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, the managing director of Toucan Capital and the managing member of Toucan Partners is the Chairperson of our Board. In light of the foregoing, Toucan Capital and Toucan Partners collectively can significantly influence the management of our business and affairs. This concentration of ownership could result in unfavorable future financing terms or have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to investors.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On June 17, 2008, the Company issued 122,190 shares of common stock pursuant to a letter agreement under which we received an exclusive right to negotiate the terms of a potential transaction in which we would obtain the rights, title and interest to and under a certain license agreement.
The Company claimed exemption from registration under the Securities Act for the issuance of such shares of common stock under Section 4(2) of the Securities Act and/or Regulation D thereunder, as a transaction not involving any public offering. The acquirer of the unregistered shares for which the Company relied on Section 4(2) and/or Regulation D represented to the Company that it was an accredited investor, as defined under the Securities Act. The Company claimed such exemption on the basis that (i) the acquirer represented that it intended to acquire the shares for investment only and not with a view to the distribution thereof and that it either received adequate information about the Company or had access to such information and (ii) appropriate legends were affixed to the stock certificates issued in such transaction.
Item 3. Defaults upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
The Company’s annual meeting of stockholders was held on June 13, 2008. The following are the proposals voted upon at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions, as applicable, for each proposal:
Proposal 1: Election of R. Steve Harris as Class I Director for a term of three years

For: 24,456,165	Withheld 130,944
Proposal 2: Approval of the 2007 Stock Option Plan

For: 22,265,927	Against: 45,387	Abstain: 2,487	Broker Non-Votes: 2,273,308
Linda F. Powers term as a director will expire at the 2009 Annual Meeting of Stockholders and Alton L. Boynton and Anthony P. Deasey’s terms will expire at the 2010 Annual Meeting of Stockholders. R Steve Harris and Anthony P. Deasey have since resigned as directors on June 30, 2008 and August 12, 2008 respectively.
Item 5. Other Information
None

Item 6. Exhibits

3.1	Seventh Amended and Restated Certificate of Incorporation (3.1)(1)

3.2	Third Amended and Restated Bylaws (3.1)(2)

3.3	Amendment to the Seventh Amended and Restated Certificate of Incorporation (3.2)(2)

3.4	Amendment to Seventh Amended and Restated Certificate of Incorporation (3.4)(3)

10.1	Loan Agreement and Promissory Note, dated May 6, 2008, between the Company and Al Rajhi Holdings W.L.L.(4.5)(4)

*31.1
Certification of President and Chief Executive Officer (Principal executive officer and principal financial officer) Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of President and Chief Executive Officer (Principal executive officer and principal financial officer) Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Registration Statement on Form S-1 (File No. 333-67350) on July 17, 2006.

(2)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on June 22, 2007.

(3)
Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 (File No. 333-134320) on January 28, 2008.

(4)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on May 15, 2008.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC
Dated: August 19, 2008	By:	/s/ Alton L. Boynton
Alton L. Boynton
President and Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
EXHIBIT INDEX

3.1	Seventh Amended and Restated Certificate of Incorporation (3.1)(1)

3.2	Third Amended and Restated Bylaws (3.1)(2)

3.3	Amendment to the Seventh Amended and Restated Certificate of Incorporation (3.2)(2)

3.4	Amendment to Seventh Amended and Restated Certificate of Incorporation (3.4)(3)

10.1	Loan Agreement and Promissory Note, dated May 6, 2008, between the Company and Al Rajhi Holdings W.L.L. (4.5) (4)

*31.1
Certification of President and Chief Executive Officer (Principal executive officer and principal financial officer) Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of President and Chief Executive Officer (Principal executive officer and principal financial officer) Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s registration statement Form S-1 (File No. 333-67350) on July 17, 2006.

(2)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on June 22, 2007.

(3)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 on January 28, 2008.

(4)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on May 15, 2008.

*	Filed herewith.