Form 10-Q
period 2008-09-30
NORTHWEST BIOTHERAPEUTICS INC
filed 2008-11-19
CIK 1072379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
As of November 14, 2008, the total number of shares of common stock, par value $0.001 per share, outstanding was 42,492,853.

NORTHWEST BIOTHERAPEUTICS, INC.

Page
PART I — FINANCIAL INFORMATION	3

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 2007 and September 30, 2008 (unaudited)	3

Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2007 and 2008 and the period from March 18, 1996 (inception) to September 30, 2008	4

Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2007 and 2008 and the period from March 18, 1996 (inception) to September 30, 2008	5

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	32

Item 4. Controls and Procedures	32

PART II — OTHER INFORMATION	35

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3. Defaults Upon Senior Securities	47

Item 4. Submission of Matters to a Vote of Security Holders	47

Item 5. Other Information	47

Item 6. Exhibits	48

SIGNATURES	49

INDEX TO EXHIBITS	50

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 10.5
Exhibit 10.6
Exhibit 31.1
Exhibit 32.1

Part I — Financial Information
NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(in thousands)

	December 31,	September 30,
	2007	2008
		(Unaudited)
Assets
Current assets:
Cash	$7,861	$23
Prepaid expenses and other current assets	823	1,662

Total current assets	8,684	1,685

Property and equipment:
Laboratory equipment	29	29
Office furniture and other equipment	94	82
Construction in progress	—	241

	123	352
Less accumulated depreciation and amortization	(104)	(104)

Property and equipment, net	19	248
Deposit and other non-current assets	3	6

Total assets	$8,706	$1,939

Liabilities And Stockholders’ Equity
Current liabilities:
Accounts payable	$846	$2,782
Accounts payable, related party	161	1,220
Accrued expenses	1,006	1,043
Accrued expense, related party	886	297
Notes payable to related parties, net of discount	—	5,212

Total liabilities	2,899	10,554

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized at December 31, 2007 and September 30, 2008 and 0 shares issued and outstanding at December 31, 2007 and September 30, 2008
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2007 and September 30, 2008 and 42,346,085 and 42,492,853 shares issued and outstanding at December 31, 2007 and September 30, 2008, respectively	42	42
Additional paid-in capital	148,064	150,723
Deficit accumulated during the development stage	(142,295)	(159,384)
Cumulative translation adjustment	(4)	4

Total stockholders’ equity (deficit)	5,807	(8,615)

Total liabilities and stockholders’ equity	$8,706	$1,939

See accompanying notes to condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

					Period from
					March 18, 1996
	Three Months Ended		Nine Months Ended		(Inception) to
	September 30,		September 30,		September 30,
	2007	2008	2007	2008	2008
Revenues:
Research material sales	$10	$10	$10	$10	$550
Contract research and development from related parties	—	—	—	—	1,128
Research grants	—	—	—	—	1,061

Total revenues	10	10	10	10	2,739

Operating expenses:
Cost of research material sales	—	—	—	—	382
Research and development	1,873	3,129	5,342	9,334	53,956
General and administrative	1,697	2,171	3,643	7,629	47,767
Depreciation and amortization	2	—	18	22	2,344
Loss on facility sublease	—	—	—	—	895
Asset impairment loss	—	—	—	—	2,056

Total operating costs and expenses	3,572	5,300	9,003	16,985	107,400

Loss from operations	(3,562)	(5,290)	(8,993)	(16,975)	(104,661)

Other income (expense):
Warrant valuation	—	—	—	—	6,759
Gain on sale of intellectual property and property and equipment	—	8	—	8	3,664
Interest expense	(697)	(143)	(5,561)	(224)	(21,554)
Interest income and other	350	11	738	102	1,217

Net loss	(3,909)	(5,414)	(13,816)	(17,089)	(114,575)
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	—	—	(12,349)	—	(12,349)
Modification of Series A preferred stock warrants	—	—	(2,306)	—	(2,306)
Modification of Series A-1 preferred stock warrants	—	—	(16,393)	—	(16,393)
Series A preferred stock dividends	—	—	(334)	—	(334)
Series A-1 preferred stock dividends	—	—	(917)	—	(917)
Warrants issued on Series A and Series A-1 preferred stock dividends	—	—	(4,664)	—	(4,664)
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	(1,872)
Series A preferred stock redemption fee	—	—	—	—	(1,700)
Beneficial conversion feature of Series D preferred stock	—	—	—	—	(4,274)

Net loss applicable to common stockholders	$(3,909)	$(5,414)	$(50,779)	$(17,089)	$(159,384)

Net loss per share applicable to common stockholders — basic and diluted	$(0.09)	$(0.13)	$(2.76)	$(0.40)

Weighted average shares used in computing basic and diluted net loss per share	42,298	42,493	18,379	42,405

See accompanying notes to condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

			Period from
			March 18, 1996
	Nine Months Ended		(Inception) to
	September 30,		September 30,
	2007	2008	2008
Cash Flows from Operating Activities:
Net Loss	$(13,816)	$(17,089)	$(114,575)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	18	22	2,344
Amortization of deferred financing costs	—	—	320
Amortization of debt discount	5,750	—	17,996
Accrued interest converted to preferred stock	—	—	260
Accreted interest on convertible promissory note	307	—	1,484
Stock-based compensation costs	4	2,434	6,225
Gain on sale of intellectual property, property and equipment and royalty rights	—	(8)	(3,664)
Loss on sale of property and equipment	—	—	273
Warrant valuation	—	—	(6,759)
Asset impairment loss	—	—	2,066
Loss on facility sublease	—	—	895
Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	3	—	—
Prepaid expenses and other current assets	(261)	(617)	(942)
Accounts payable and accrued expenses	(2,429)	1,973	3,563
Related party accounts payable and accrued expenses	—	682	1,914
Accrued loss on sublease	—	—	(265)
Deferred rent	—	—	410

Net Cash used in Operating Activities	(10,424)	(12,603)	(88,455)

Cash Flows from Investing Activities:
Purchase of property and equipment, net	(15)	(251)	(4,856)
Proceeds from sale of property and equipment	—	8	258
Proceeds from sale of intellectual property	—	—	1,816
Proceeds from sale of marketable securities	—	—	2,000
Refund of security deposit	—	—	(3)
Transfer of restricted cash	—	—	(1,035)

Net Cash used in Investing Activities	(15)	(243)	(1,820)

Cash Flows from Financing Activities:
Proceeds from issuance of notes payable to related parties	2,600	5,000	10,750
Repayment of note payable to stockholder	(225)	—	(6,700)
Proceeds from issuance of convertible promissory note and warrants, net of issuance costs	—	—	13,099
Borrowing under line of credit, Northwest Hospital	—	—	2,834
Repayment of line of credit, Northwest Hospital	—	—	(2,834)
Repayment of convertible promissory note	—	—	(119)
Payment on capital lease obligations	(2)	—	(323)
Payments on note payable	—	—	(420)
Payment of preferred stock dividends	(1,252)	—	(1,252)
Proceeds from issuance of Series A cumulative preferred stock, net	—	—	28,708
Proceeds from exercise of stock options and warrants	—	—	227
Proceeds from issuance of common stock, net	25,886	—	48,343
Mandatorily redeemable Series A preferred stock redemption fee	—	—	(1,700)
Deferred financing costs	—	—	(319)

Net Cash provided by Financing Activities	27,007	5,000	90,294

			Period from
			March 18, 1996
	Nine Months Ended		(Inception) to
	September 30,		September 30,
	2007	2008	2008
Effect of exchange rates on cash	—	8	4
Net increase (decrease) in cash	16,568	(7,846)	23
Cash at beginning of period	307	7,861	—

Cash at end of period	$16,875	$23	$23

Supplemental disclosure of cash flow information — Cash paid during the period for interest	$8	$8	$1,879

Supplemental schedule of non-cash financing activities:
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	$12,349	$—	$12,349
Modification of Series A preferred stock warrants	2,306	—	2,306
Modification of Series A-1 preferred stock warrants	16,393	—	16,393
Warrants issued on Series A and Series A-1 preferred stock dividends	4,664	—	4,664
Issuance of common stock for right to acquire license (prepaid expense)	—	—	225
Equipment acquired through capital leases	—	—	285
Common stock warrant liability	—	—	11,841
Accretion of mandatorily redeemable Series A preferred stock redemption obligation	—	—	1,872
Beneficial conversion feature of convertible promissory notes	—	—	7,242
Conversion of convertible promissory notes and accrued interest to Series D preferred stock	—	—	5,324
Conversion of convertible promissory notes and accrued interest to Series A-1 preferred stock	—	—	7,707
Conversion of convertible promissory notes and accrued interest to common stock	—	—	269
Issuance of Series C preferred stock warrants in connection with lease agreement	—	—	43
Issuance of common stock for license rights	—	—	4
Issuance of common stock and warrants to Medarex	—	—	840
Issuance of common stock to landlord	—	—	35
Deferred compensation on issuance of stock options and restricted stock grants	—	—	759
Cancellation of options and restricted stock	—	—	849
Stock subscription receivable	—	—	480
Financing of prepaid insurance through note payable	—	—	491

See accompanying notes to condensed consolidated financial statements.

Northwest Biotherapeutics, Inc.
(A Development Stage Company)
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Northwest Biotherapeutics, Inc. and its subsidiary, NW Bio Europe Sarl (collectively, the “Company” “we”, “us”, “our”). All material intercompany balances and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2007. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). All normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the three and nine month periods ended September 30, 2008 and 2007 are not necessarily indicative of results to be expected for a full year.
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
On April 1, 2008, we adopted a new policy for accounting for construction in progress. Construction in progress represents the cost of placing two clean rooms into service at the facility of our contract manufacturer. Upon completion of these clean rooms, depreciation will commence and be recognized over the estimated useful life of seven years.
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
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). The statement changes how noncontrolling interests in subsidiaries are measured to initially be measured at fair value and classified as a separate component of equity. SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. No gains or losses will be recognized on partial disposals of a subsidiary where control is retained. In addition, in partial acquisitions, where control is obtained, the acquiring company will recognize and measure at fair value all of the assets and liabilities, including goodwill, as if the entire target company had been acquired. The statement is to be applied prospectively for fiscal years beginning on or after December 15, 2008. We will adopt the statement on January 1, 2009. The Company is currently evaluating the impact the adoption of this statement will have, if any, on its consolidated financial position and results of operations.

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
In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 states that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14 and that issuers of such instruments should account separately for the liability and equity components of the instrument in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied retrospectively to all periods presented. The Company is assessing the impact of the adoption of this standard on its financial position and results of operations.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The Company is assessing the impact of this Statement on its financial position and results of operations.
In May 2008, the FASB issued SFAS No.163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of SFAS 60. The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of SFAS 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of SFAS 60 or to some insurance contracts that seem similar to financial guarantee contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement does not apply to financial guarantee insurance contracts that are derivative instruments include within the scope of SFAS 133, Accounting for Derivative Instrument and Hedging Activities. The Company is assessing the impact of the adoption of this standard on its financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is assessing the impact of the adoption of EITF 07-5 on its financial position and results of operations.
In June 2008, the FASB issued EITF Issue No. 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5 (EITF 08-4”). The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios that result from EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and SFAS Issue No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. EITF 08-4 is effective for financial statements issued for fiscal years ending after December 15, 2008 and early application is permitted. The Company is assessing the impact of the adoption of EITF 08-4 on its financial position and results of operations.
In June 2008, the FASB issued FSP EITF Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1. The Company is assessing the impact of the adoption of FSP EITF 03-6-1 on its financial position and results of operations.
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
As of September 30, 2008, the Company did not hold any assets and liabilities which were required to be measured at fair value on a recurring basis.
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
The stock-based compensation expense related to stock-based awards under SFAS 123(R) totaled approximately $220,000 and $0 for the three months ended September 30, 2008 and 2007, respectively. The stock-based compensation expense related to stock-based awards under SFAS 123(R) totaled approximately $2,434,000 and $4,000 for the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, the Company had $6.6 million of total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans.

Options to purchase 870,000 shares of the Company’s common stock were granted to new employees in April and May 2008. No options to purchase the Company’s common stock were granted during the nine month period ended September 30, 2007. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model.
Stock Option Plans
The Company established a stock option plan, which became effective on June 22, 2007 (the “2007 Stock Option Plan”). In April 2008, the Company increased the number of shares reserved for issuance under the 2007 Stock Option Plan by 519,132 shares of its common stock for an aggregate of 6,000,000 shares of its common stock, par value $0.001 per share (“Common Stock”), reserved for issue in respect of options granted under the plan. The plan provides for the grant to employees of the Company, including officers and employee directors, of “incentive stock options” within the meaning of Section 422 of the U.S. Internal Revenue Code of 1986, as amended, and for the grant of non-statutory stock options to the employees, officers, directors, including non-employee directors, and consultants of the Company. To the extent an optionee would have the right in any calendar year to exercise for the first time one or more incentive stock options for shares having an aggregate fair market value, under all of the Company’s plans and determined as of the grant date, in excess of $100,000, any such excess options will be treated as non-statutory options.
5. Liquidity
The Company has experienced recurring losses from operations, and, as of September 30, 2008, had a working capital deficit of $8.9 million (including the various debt financings executed by the Company) and a deficit accumulated during the development stage of $159 million (including both cash expended and non cash items such as the value of stock option compensation).
Since 2004, the Company has undergone a significant recapitalization pursuant to which Toucan Capital Fund II, L.P. (“Toucan Capital”) loaned the Company an aggregate of $6.75 million and Toucan Partners, LLC (“Toucan Partners”) loaned the Company an aggregate of $4.825 million (excluding $225,000 in proceeds from a demand note that was received on June 13, 2007 and repaid on June 27, 2007). The Board’s Chairperson is the managing director of Toucan Capital and the managing member of Toucan Partners. During this period of time, the Company also borrowed funds from certain members of management. In addition, the Company raised capital in March 2006 through a closed equity financing with unrelated investors (the “PIPE Financing”) and in June 2007 sold shares of Common Stock to foreign institutional investors. In May 2008, the Company borrowed $4 million from Al Rajhi Holdings W.L.L. (“Al Rajhi”), which beneficially owns greater than 10% of our issued and outstanding common stock. On August 19, 2008, the Company borrowed $1 million from Toucan Partners. On October 1, 2008, the Company borrowed $1 million from SDS Capital Group SPC, Ltd. (“SDS”). On November 6, 2008, the Company borrowed an additional $1 million from SDS and $650,000 from a group of private investors.

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
On August 19, 2008, the Company entered into a loan agreement with Toucan Partners, under which Toucan Partners provided the Company with debt financing in the amount of $1.0 million (the “Toucan Loan”). Under the terms of the Toucan Loan, the Company received $1.0 million in return for an unsecured promissory note in the principal amount of $1,060,000 (reflecting an original issue discount of six percent, or $60,000). The Toucan Loan has a term of six months. The note may be paid at any time without a prepayment penalty and the term may be extended in Toucan Partners discretion upon the Company’s request. At September 30, 2008, the carrying value of the Loan was $1,014,000, net of unamortized discount of $46,000. The Company amortizes the discount using the effective interest method over the term of the loan. During the three months ended September 30, 2008, the Company recorded interest expense related to the amortization of the discount of $14,000. Toucan Partners may elect to have the original issue discount amount paid at maturity in shares of common stock, at a price per share equal to the average closing price of the Company’s common stock on the NASD Over-The-Counter Bulletin Board during the ten trading days prior to the execution of the loan agreement. The intrinsic value of the Toucan Loan did not result in a beneficial conversion feature.

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
In connection with the modifications of the Series A and Series A-1 Preferred Stock warrants, the Company recognized reductions in earnings applicable to common stockholders in June 2007 of $2.3 million and $16.4 million, respectively. The fair value of the warrant modifications was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 5.0% volatility of 398%, and a contractual life of seven years.
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

As a result of the financings described above, as of September 30, 2008, Toucan Capital held:
•	an aggregate of 19,299,486 shares of Common Stock;

•	warrants to purchase 14,150,732 shares of Common Stock at an exercise price of $0.60 per share; and

•	warrants to purchase 7,884,357 shares of Common Stock at an exercise price of $0.15 per share
As a result of the financings described above, as of September 30, 2008, Toucan Partners and its managing member Ms. Linda Powers held:
•	an aggregate of 2,572,710 shares of Common Stock; and

•	warrants to purchase 8,832,541 shares of Common Stock at an exercise price of $0.60 per share
The investments made by Toucan Capital and Toucan Partners described above were made pursuant to the terms and conditions of a Recapitalization Agreement originally entered into on April 26, 2004 with Toucan Capital (the “Recapitalization Agreement”). The Recapitalization Agreement originally contemplated the investment of up to $40 million through the issuance of new securities to Toucan Capital and a syndicate of other investors to be determined.
We and Toucan Capital amended the Recapitalization Agreement in conjunction with each successive loan agreement. The amendments generally (i) updated certain representations and warranties of the parties made in the Recapitalization Agreement, and (ii) made certain technical changes in the Recapitalization Agreement in order to facilitate the bridge loans described therein.
As of September 30, 2008, Toucan Capital, including the holdings of Toucan Partners and Ms. Linda Powers, held 21,872,196 shares of our capital stock, representing approximately 51.5% of our outstanding Common Stock. Further, as of September 30, 2008, Toucan Capital, including the holdings of Toucan Partners and Ms. Linda Powers, beneficially owned (including unexercised warrants) 52,739,826 shares of our capital stock, representing a beneficial ownership interest of approximately 71.9%.
Private Placement
On March 30, 2006, the Company entered into a securities purchase agreement with a group of accredited investors pursuant to which the Company agreed to sell an aggregate of approximately 2.6 million shares of its Common Stock, at a price of $2.10 per share, and to issue, for no additional consideration, warrants to purchase up to an aggregate of approximately 1.3 million shares of the Company’s Common Stock. The PIPE Financing closed and stock was issued to the new investors in early April and the Company received gross proceeds of approximately $5.5 million, before cash offering expenses of approximately $442,000. The total cost of the offering recorded, including both cash and non-cash costs, was approximately $837,000. The relative fair value of the Common Stock was estimated to be approximately $3.7 million and the relative fair value of the warrants was estimated to be $1.8 million as determined based on the relative fair value allocation of the proceeds received. The warrants were valued using the Black-Scholes option pricing model.
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

Shareholder Loan
On May 12, 2008, the Company entered into a loan agreement with Al Rajhi, under which Al Rajhi provided the Company with debt financing in the amount of $4.0 million (the “Loan”). Under the terms of the Loan, the Company received $4.0 million in return for an unsecured promissory note in the principal amount of $4,240,000 (reflecting an original issue discount of six percent, or $240,000). The Loan has a term of six months. The note may be paid at any time without a prepayment penalty and the term may be extended in Al Rajhi’s discretion upon the Company’s request. At September 30, 2008, the carrying value of the Loan was $4,198,000, net of unamortized discount of $42,000. The Company amortizes the discount using the effective interest method over the term of the Loan. During the nine months ended September 30, 2008, the Company recorded interest expense related to the amortization of the discount of $198,000. Al Rajhi may elect to have the original issue discount amount paid at maturity in shares of Common Stock, at a price per share equal to the average closing price of the Company’s Common Stock on the NASD Over-The-Counter Bulletin Board during the ten trading days prior to the execution of the Loan agreement. The intrinsic value of the Loan did not result in a beneficial conversion feature on the maturity date of the Loan. On November 12, 2008 Al Rajhi agreed to extend the term of the Loan on terms that are currently being negotiated.
Other Loans
On October 1, 2008, the Company entered into a Loan Agreement (the “SDS Loan”) and Promissory Note (the “Note”) with SDS. Under the Note, SDS has loaned the Company $1.0 million. The Note is an unsecured obligation of the Company and accrues interest at the rate of 12% per year. The term of the Note is six months, with a maturity date of April 1, 2009. The Note may not be prepaid without the consent of SDS. The Note contains customary representations and warranties. In connection with the Note, the Company issued to SDS a warrant (the “Investment Warrant”) to purchase 299,046 shares of the Company’s common stock at an exercise price equal to $0.53 per share, which was the closing price of the Company’s Common Stock on the AIM on October 1, 2008. The Investment Warrant expires 5 years from the date of issuance.
In addition to the Investment Warrant, under the terms of the Note, the Company issued SDS an additional warrant as a placement fee (the “Placement Warrant”) to purchase 398,729 shares of the Company’s Common Stock at an exercise price equal to $0.53 per share. The Placement Warrant, which is in substantially the same form as the Investment Warrant, also expires 5 years after issuance.
Upon issuing the note to SDS, the Company recognized the note and warrants based on their relative fair values of $1.0 million and $0.6 million, respectively, in accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”). The fair value of the note was determined using the Black-Scholes option pricing model. The relative fair value of the warrants was classified as a component of additional paid-in capital in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”) and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (“EITF 00-19”), with the corresponding amount reflected as a contra-liability to the debt. The fair value of the warrants was determined using the Black Scholes model, assuming a term of five years, volatility of 194%, no dividends, and a risk-free interest rate of 2.87%.
On dates between October 21, 2008 and November 6, 2008, the Company entered into Loan Agreements (the “Private Investor Loans”) and Promissory Notes (the “Private Investor Promissory Notes”) with SDS and a group of private investors (the “Private Investors”). Under the Private Investor Promissory Notes, SDS loaned the Company $1 million and the Private Investors loaned the Company $650,000 for an aggregate of $1.65 million. The Private Investor Promissory Notes are unsecured obligations of the Company and accrue interest at the rate of 12% per year. The term of the Private Investor Promissory Notes is six months, with maturity dates in April 2009. The Private Investor Promissory Notes may be prepaid at the discretion of the Company any time prior to maturity. However, prepayment of the Note(s) will not affect the warrants. The Private Investor Promissory Notes contain customary representations and warranties. The Company granted SDS and the Private Investors piggyback registration rights for any shares of the Company’s Common Stock issued to such investors upon exercise of the warrants issued to them in connection with the Private Investor Promissory Notes. Additionally, SDS received certain rights relating to subsequent financings, subject to the Company’s right to pre-pay SDS and avoid the rights being triggered.

In connection with the Private Investor Promissory Notes, the Company issued to SDS and the Private Investors warrants to purchase, in the aggregate, 2,132,927 shares of the Company’s Common Stock at an exercise price of $0.41 per share. The Warrants expire five years from the date of issuance.
Upon issuing the notes to SDS, the Company recognized the note and warrants based on their relative fair values of $1.65 million and $0.9 million, respectively, in accordance with APB 14. The fair value of the notes and warrants was determined using the Black-Scholes option pricing model. The relative fair value of the warrants was classified as a component of additional paid-in capital in accordance with SFAS 150 and EITF 00-19, with the corresponding amount reflected as a contra-liability to the debt. The fair value of the warrants was determined using the Black Scholes model, assuming a term of five years, volatility of 196%, no dividends, and a risk-free interest rate of 2.50%.
Going Concern
The Company has raised $2.65 million since the quarter ended on September 30, 2008. These funds should be sufficient to fund operations into December 2008. We need to raise additional capital to fund our clinical trials and other operating activities and repay our indebtedness under the Loan, the Toucan Loan, the SDS Loan and the Private Investors Promissory Notes described in Note 10 “Subsequent Events”. The amount of additional funding required will depend on many factors, including the speed with which we are able to identify and hire people to fill key positions, the speed of patient enrollment in our DCVax®-Brain cancer trial, and the potential adoption of DCVax®-Brain in selected hospitals in Switzerland, and unanticipated developments, including adverse developments in pending litigation matters. However, without additional capital, we will not be able to complete our DCVax®-Brain clinical trial or move forward with any of our other product candidates for which investigational new drug applications have been cleared by the U.S. Food and Drug Administration, or FDA. We will also not be to develop our second generation manufacturing processes, which offer substantial product cost reductions.
We will require additional funding before we achieve profitability. We are in late stage discussions with several parties in regard to additional financing transactions, which we hope to complete later in the year. There can be no assurance that our efforts to seek such funding will be successful. We may raise additional funds by issuing additional common stock or securities (equity or debt) convertible into shares of Common Stock, in which case, the ownership interest of our stockholders will be diluted. Any debt financing, if available, could include restrictive covenants that could limit our ability to take certain actions. Further, we may seek funding from Toucan Capital or Toucan Partners or their affiliates or other third parties. Such parties are under no obligation to provide us any additional funds, and any such funding may be dilutive to stockholders and may contain restrictive covenants. We currently are exploring additional financings with several other parties; however, there can be no assurance that we will be able to complete any such financings or that the terms of such financings will be attractive to us. If our capital raising efforts are unsuccessful, our inability to obtain additional cash as needed could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. Our independent registered public accounting firm has indicated in its report on our consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2007 that there is substantial doubt about our ability to continue as a going concern.
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
For the three months ended September 30, 2008 and 2007 options to purchase 5,600,000 and 51,000 shares, respectively, of Common Stock and warrants to purchase 32 million shares of Common Stock were not included in the computation of diluted net loss per share because they were antidilutive. For the nine months ended September 30, 2008 and 2007 options to purchase 5,600,000 and 51,000 shares, respectively, of Common Stock and warrants to purchase 32 million shares of Common Stock were not included in the computation of diluted net loss per share because they were antidilutive.

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
During the three months ended September 30, 2008 and 2007, the Company recognized approximately $3.1 million and $1.9 million, respectively, of research and development costs related to these service agreements. During the nine months ended September 30, 2008 and 2007, respectively, the Company recognized approximately $6.0 million and $4.1 million of research and development costs related to these service agreements. As of September 30, 2008 and December 31, 2007, the Company owed Cognate approximately $1,126,000 and $0, respectively.
Toucan Capital
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
During the three months ended September 30, 2008 and 2007, respectively, the Company recognized approximately $103,875 and $0 of general and administrative costs related to the recapitalization agreement, rent expense, as well as legal, travel and other costs incurred by Toucan Capital on the Company’s behalf. During the nine months ended September 30, 2008 and 2007, respectively, the Company recognized approximately $402,000 and $493,000 of general and administrative costs related to the recapitalization agreement, rent expense, as well as legal, travel and other costs incurred by Toucan Capital on the Company’s behalf. At September 30, 2008 and December 31, 2007, accrued expenses payable to Toucan Capital amounted to $50,000 and $900,000 respectively, and are included in the accompanying consolidated balance sheets.
Toucan Partners
On August 19, 2008, the Company entered into a loan agreement with Toucan Partners. See “Toucan Capital and Toucan Partners” in Note 5 above.
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
As of April 30, 2008, the Company’s registration statement ceased to be effective. The Company filed a post-effective amendment to the registration statement on April 29, 2008 which was declared effective by the SEC on May 7, 2008. Therefore, liquidated damages accrued for the period between May 1, 2008 and May 6, 2008. In addition, liquidated damages were accrued for the period from April 30, 2007 to February 8, 2008, when the Company’s registration statement ceased to be effective. As of September 30, 2008, the Company has accrued liquidated damages amounting to an aggregate of approximately $180,000, $12,353 of which was expensed during the nine months ended September 30, 2008.
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
On February 3, 2006, Soma filed another notice of appeal with the Supreme Court of the State of New York. On December 6, 2006, we filed our brief for this appeal and on December 12, 2006, Soma filed its reply brief. On June 19, 2007, the Appellate Division, First Department of the Supreme Court of the State of New York, reversed the December 30, 2005 decision and ordered a new arbitration proceeding. On July 26, 2007, we filed a Motion for Leave to Appeal with the Court of Appeals of the State of New York and on August 3, 2007 Soma filed its reply brief. On October 16, 2007, the Court of Appeals of the State of New York denied our motion to appeal. The Company is waiting for the determination of a hearing date. We intend to continue to vigorously defend ourselves against Soma’s claims.

Lonza Patent Infringement Claim
On July 27, 2007, Lonza Group AG (“Lonza”) filed a complaint against us in the U. S. District Court for the District of Delaware alleging patent infringement relating to recombinant DNA methods, sequences, vectors, cell lines and host cells. The complaint sought temporary and permanent injunctions enjoining us from infringing Lonza’s patents and unspecified damages. We strongly disputed all of the claims in Lonza’s complaint, sought dismissal of the complaint and also filed counterclaims against Lonza for damages. On November 27, 2007, the complaint was dismissed by the U.S. District Court for the District of Delaware. Also on November 27, 2007, a new complaint was filed by Lonza in the U.S. District Court for the District of Maryland alleging the same patent infringement relating to recombinant DNA methods, sequences, vectors, cell lines and host cells by the Company’s DCVax® product candidates. On December 13, 2007, Lonza withdrew all claims relating to all of our products other than our DCVax®-Prostate product. We continued to dispute these remaining claims concerning DCVax®-Prostate and continue to seek dismissal of them. On April 14, 2008, we and Lonza entered into a binding agreement to settle the dispute. Under the terms of the settlement, we did not pay any monetary or other consideration to Lonza nor did we acquire any license from Lonza.
The only action to which we agreed was to destroy any recombinant modified prostate specific membrane antigen or cell lines using Lonza’s GS Expression System currently in our possession which had been manufactured by and purchased from Medarex Inc. more than six years ago, as well as any documentation received from Medarex on know-how regarding the use of the GS Expression System and cell lines. On May 14, 2008 the parties filed a Joint Stipulation of Dismissal of the Lawsuit with Prejudice, including all claims and counterclaims therein.
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
9. Common Stock
During the nine months ended September 30, 2008, the Company issued 24,578 shares of common stock upon the cashless exercise of options to purchase 33,334 shares of common stock.
On June 17, 2008, the Company issued 122,190 shares of common stock pursuant to a letter agreement under which we received an exclusive right to negotiate the terms of a potential transaction in which we would obtain the rights, title and interest to and under a certain license agreement. The fair value of the stock issued amounting to $225,000 is recorded as a prepaid expense at September 30, 2008, since the license agreement is expected to benefit future periods.

10. Subsequent Events
On October 1, 2008, the Company entered into a Loan Agreement and Promissory Note with SDS. Under the Note, SDS has loaned the Company $1 million. The Note is an unsecured obligation of the Company and accrues interest at the rate of 12% per year. The term of the Note is six months, with a maturity date of April 1, 2009. The Note may not be prepaid without the consent of SDS. The Note contains customary representations and warranties. In connection with the Note, the Company issued to SDS a warrant to purchase 299,046 shares of the Company’s common stock at an exercise price equal to $0.53 per share, which was the closing price of the Company’s Common Stock on AIM on October 1, 2008. The Investment Warrant expires five years from the date of issuance.
In addition to the Investment Warrant, under the terms of the Note, the Company issued SDS an additional warrant as a placement fee to purchase 398,729 shares of the Company’s Common Stock at an exercise price equal to $0.53 per share. The Placement Warrant, which is in substantially the same form as the Investment Warrant, also expires five years after issuance.
Upon issuing the note to SDS, the Company recognized the note and warrants based on their relative fair values of $1.0 million and $0.6 million, respectively, in accordance with APB 14. The fair value of the notes and warants was determined using the Black-Scholes option pricing model. The relative fair value of the warrants was classified as a component of additional paid-in capital in accordance with SFAS 150, and EITF 00-19, with the corresponding amount reflected as a contra-liability to the debt. The fair value of the warrants was determined using the Black Scholes model, assuming a term of five years, volatility of 194%, no dividends, and a risk-free interest rate of 2.87%.
On dates between October 21, 2008 and November 6, 2008, the Company entered into Private Investor Loans and Promissory Notes with SDS and the Private Investors whereby SDS and the Private Investors loaned the Company $1 million and $650,000, respectively, for an aggregate of $1.65 million. The Private Investor Promissory Notes are unsecured obligations of the Company and accrue interest at the rate of 12% per year. The term of the Private Investor Promissory Notes is six months, with maturity dates in April 2009. The Private Investor Promissory Notes may be prepaid at the discretion of the Company any time prior to maturity. However, prepayment of the note(s) will not affect the warrants. The Private Investor Promissory Notes contain customary representations and warranties. The Company granted SDS and the Private Investors piggyback registration rights for any shares of the Company’s Common Stock issued to such investors upon exercise of the warrants issued to them in connection with the Private Investor Promissory Notes. Additionally, SDS received certain rights relating to subsequent financings, subject to the Company’s right to pre-pay SDS and avoid the rights being triggered.
In connection with the Private Investor Promissory Notes, the Company issued to SDS and the Private Investors warrants to purchase, in the aggregate, 2,132,927 shares of the Company’s Common Stock at an exercise price of $0.41 per share. The Warrants expire five years from the date of issuance.
Upon issuing the note to SDS and the Private Investors, the Company recognized the notes and warrants based on their relative fair values of $1.65 million and $0.9 million, respectively, in accordance with APB 14. The fair value of the notes and warrants was determined using the Black-Scholes option pricing model. The relative fair value of the warrants was classified as a component of additional paid-in capital in accordance with SFAS 150 and EITF 00-19, with the corresponding amount reflected as a contra-liability to the debt. The fair value of the warrants was determined using the Black Scholes model, assuming a term of five years, volatility of 196%, no dividends, and a risk-free interest rate of 2.50%.
On November 12, 2008, the term of the Loan expired. Al Rajhi has agreed to extend the term of the note and terms of the extension are currently being negotiated.

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
We are currently recruiting patients with newly diagnosed GBM in a 240 patient Phase II DCVax®-Brain clinical trial. Subject to our receipt of sufficient funding to carry out the study we plan to carry out the study at 40 to 50 clinical sites. The study was initially designed as an open-label 141 patient randomized study, in which patients received either DCVax®-Brain in addition to standard of care or standard of care alone. After discussions with the Food and Drug Administration (“FDA”) the study was redesigned as a randomized, placebo controlled, double blinded study with a cross-over arm allowing control patients to be treated with DCVax®-Brain in the event that their cancer progresses. As of November 14, 2008, 12 sites are active and an additional 24 sites are at various stages of the start-up process.
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
In fulfillment of a condition of the BAG authorization, a Marketing Authorisation Application (“MAA”) was submitted to Swissmedic in December 2007. The MAA differs from the Authorisation of Use granted by the BAG in that if Swissmedic approves an MAA the applicant is granted unrestricted marketing and commercialization rights within Switzerland. To date, Swissmedic has conducted, as part of the MAA review process, an inspection of the Company’s manufacturing facility in Switzerland in August 2008, and of NWBio Europe (our wholly owned subsidiary in Switzerland) with respect to the Company’s Pharmaceutical License Application in October 2008. The assessment by Swissmedic of our MAA will continue and include a full review by Swissmedic of the safety and efficacy data generated in our DCVax®-Brain clinical studies to date. This review is underway and we are addressing inquiries from Swissmedic concerning our application. This review is likely to take at least one year from our submission in December 2007. Until such an MAA is granted, and assuming we complete our implementation commitments to the satisfaction of Swissmedic under the Authorisation of Use, DCVax®-Brain may only be made available at the selected Medical Centers in Switzerland under the Autorisation as granted by the BAG. The term of the BAG authorization is five years from June 2007.
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
On March 30, 2006, we sold approximately 2.6 million shares of common stock at a purchase price of $2.10 per share and raised aggregate gross proceeds of approximately $5.5 million in a closed equity financing with unrelated investors (the “PIPE Financing”) The total cost of the offering recorded, including both cash and non-cash costs, was approximately $837,000.
On June 22, 2007, we placed 15,789,473 shares of our common stock with foreign institutional investors at a price of £0.95 per share. The gross proceeds from the placement were approximately £15.0 million, or $29.9 million, while net proceeds from the offering, after deducting commissions and expenses, were approximately £13.0 million, or $25.9 million.
On May 12, 2008, the Company entered into a loan agreement with Al Rajhi Holdings W.L.L. (“Al Rajhi”) under which Al Rajhi provided the Company with debt financing in the amount of $4.0 million (the “Loan”). Under the terms of the Loan, the Company received $4.0 million in return for an unsecured promissory note in the principal amount of $4,240,000 (reflecting an original issue discount of six percent, or $240,000). The Loan has a term of six months. The note may be paid at any time without a prepayment penalty and the term may be extended in Al Rajhi’s discretion upon the Company’s request. At September 30, 2008, the carrying value of the Loan was $4,198,000, net of unamortized discount of $42,000. The Company amortizes the discount using the effective interest method over the term of the Loan. During the nine months ended September 30, 2008 the Company recorded interest expense related to the amortization of the discount of $198,000. Al Rajhi may elect to have the original issue discount amount paid at maturity in shares of common stock, at a price per share equal to the average closing price of the Company’s Common Stock on the NASD Over-The-Counter Bulletin Board during the ten trading days prior to the execution of the Loan agreement. The intrinsic value of the Loan did not result in a beneficial conversion feature. On November 12, 2008 Al Rajhi, agreed to extend the term of the loan on terms that are currently being negotiated.
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
On October 1, 2008, the Company entered into a Loan Agreement (the “SDS Loan”) and Promissory Note (the “Note”) with SDS Capital Group SPC, Ltd. (“SDS”). Under the Note, SDS has loaned the Company $1.0 million. The Note is an unsecured obligation of the Company and accrues interest at the rate of 12% per year. The term of the Note is six months, with a maturity date of April 1, 2009. The Note may not be prepaid without the consent of SDS. The Note contains customary representations and warranties, and affirmative and negative covenants regarding the operation of the Company’s business during the term of the Note. In connection with the Note, the Company issued to SDS a warrant (the “Investment Warrant”) to purchase 299,046 shares of the Company’s common stock at an exercise price equal to $0.53 per share, which was the closing price of the Company’s common stock on AIM on October 1, 2008. The Investment Warrant expires five years from the date of issuance.
In addition to the Investment Warrant, under the terms of the Note, the Company issued SDS an additional warrant as a placement fee (the “Placement Warrant”) to purchase 398,729 shares of the Company’s common stock at an exercise price equal to $0.53 per share. The Placement Warrant, which is in substantially the same form as the Investment Warrant, also expires 5 years after issuance.

Upon issuing the note to SDS, the Company recognized the note and warrants based on their relative fair values of $1.0 million and $0.6 million, respectively, in accordance with APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants (“APB 14”). The fair value of the notes and warrants was determined using the Black-Scholes option pricing model. The relative fair value of the warrants was classified as a component of additional paid-in capital in accordance with SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of the Liabilities and Equity” (“SFAS 150”) and EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), with the corresponding amount reflected as a contra-liability to the debt. The fair value of the warrants was determined using the Black Scholes model, assuming a term of five years, volatility of 194%, no dividends, and a risk-free interest rate of 2.87%.
On dates between October 21, 2008 and November 6, 2008, the Company entered into Loan Agreements (the “Private Investor Loans”) and Promissory Notes (the “Private Investor Promissory Notes”) with SDS and a group of private investors (the “Private Investors”). Under the Private Investor Promissory Notes, SDS and the Private Investors have loaned the Company $1 million and $650,000 respectively for an aggregate of $1.65 million. The Private Investor Promissory Notes are unsecured obligations of the Company and accrue interest at the rate of 12% per year. The term of the Private Investor Promissory Notes is six months, with maturity dates in April 2009. The Private Investor Promissory Notes may be prepaid at the discretion of the Company any time prior to maturity. The Private Investor Promissory Notes contain customary representations and warranties. The Company granted SDS and the Private Investors piggyback registration rights for any of the Company’s common stock issued to such investors upon exercise of the warrants issued to them in connection with the Private Investor Promissory Notes. Additionally, SDS will receive certain rights relating to subsequent financings, subject to the Company’s right to pre-pay SDS and avoid the rights being triggered.
In connection with the Private Investor Promissory Notes, the Company issued to SDS and the Private Investors warrants to purchase, in the aggregate, 2,132,927 shares of the Company’s common stock at an exercise price of $0.41 per share. The Warrants expire five years from the date of issuance.
Upon issuing the note to SDS and the Private Investors, the Company recognized the notes and warrants based on their relative fair values of $1.65 million and $0.9 million, respectively, in accordance with APB 14. The fair value of the notes and warrants was determined using the Black-Scholes option pricing model. The relative fair value of the warrants was classified as a component of additional paid-in capital in accordance with SFAS 150 and EITF 00-19 with the corresponding amount reflected as a contra-liability to the debt. The fair value of the warrants was determined using the Black Scholes model, assuming a term of five years, volatility of 196%, no dividends, and a risk-free interest rate of 2.50%.
The Company has raised $2.65 million since the quarter ended on September 30, 2008. These funds should be sufficient to fund operations into December 2008. We need to raise additional capital to fund our clinical trials and other operating activities and to repay our indebtedness under the Loan, the Toucan Loan the SDS Loan and the Private Investor Promissory Notes. We are in late stage discussions with several parties in regard to additional financing transactions with several other parties, which we hope to complete later this year. However, there can be no assurance that we will be able to complete any of the financings, or that the terms for such financings will be favorable to us. Our independent auditors have indicated in their report on our December 31, 2007 financial statements that there is substantial doubt about our ability to continue as a going concern. See “— Liquidity and Capital Resources” for additional information regarding our liquidity, cash flow and financings.

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
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS 160”). The statement changes how noncontrolling interests in subsidiaries are measured to initially be measured at fair value and classified as a separate component of equity. SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. No gains or losses will be recognized on partial disposals of a subsidiary where control is retained. In addition, in partial acquisitions, where control is obtained, the acquiring company will recognize and measure at fair value all of the assets and liabilities, including goodwill, as if the entire target company had been acquired. The statement is to be applied prospectively for fiscal years beginning on or after December 15, 2008. We will adopt the statement on January 1, 2009. The Company is currently evaluating the impact the adoption of this statement will have, if any, on its consolidated financial position or results of operations.

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
In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 states that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14 and that issuers of such instruments should account separately for the liability and equity components of the instrument in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied retrospectively to all periods presented. The Company is assessing the impact of the adoption of this standard on its financial position and results of operations.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The Company is assessing the impact of this Statement on its financial position and results of operations.
In May 2008, the FASB issued SFAS No.163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of SFAS 60. The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of SFAS 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of SFAS 60 or to some insurance contracts that seem similar to financial guarantee contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement does not apply to financial guarantee insurance contracts that are derivative instruments include within the scope of SFAS 133, Accounting for Derivative Instrument and Hedging Activities. The Company is assessing the impact of the adoption of this standard on its financial position and results of operations.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The Company is assessing the impact of the adoption of EITF 07-5 on its financial position and results of operations.
In June 2008, the FASB issued EITF Issue No. 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5 (EITF 08-4”). The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios that result from EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and SFAS Issue No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. EITF 08-4 is effective for financial statements issued for fiscal years ending December 15, 2008 and early application is permitted. The Company is assessing the impact of the adoption of EITF 08-4 on its financial position and results of operations.
In June 2008, the FASB issued FSP EITF Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, a company is required to retrospectively adjust its earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform with the provisions of FSP EITF 03-6-1. The Company is assessing the impact of the adoption of FSP EITF 03-6-1 on its financial position and results of operations.
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
Three Months Ended September 30, 2007 and 2008
We recognized a net loss of $5.4 million for the three months ended September 30, 2008 compared to a net loss of $3.9 million for the three months ended September 30, 2007. The increase in net loss was primarily attributable to an increase in operating expenses for the three months ended September 30, 2008 as compared to the same period in 2007, offset by a decrease in net interest expense for the three months ended September 30, 2008 compared to the same period in 2007.

Research and Development Expense. Research and development expense increased from $1.9 million for the three months ended September 30, 2007 to $3.1 million for the three months ended September 30, 2008. This increase was primarily due to:
•	increased monthly contract manufacturing costs for our DCVax® product due to the increased number of participants in the DCVax®- Brain clinical trial;

•	increased support costs related to the development of a clinical trial program and potential compassionate use/named patient programs in certain countries outside the U.S.;

•	increased clinical trials costs in the U.S. due to the initiation of additional clinical sites and screening and enrollment of patients in our Phase II DCVax®-Brain clinical trial; and

•	increased personnel costs as we build our clinical organization.
General and Administrative Expense. General and administrative expense increased from $1.7 million for the three months ended September 30, 2007 to $2.2 million for the three months ended September 30, 2008. This increase was primarily due to:
•	increased costs associated with our AIM listing in the United Kingdom;

•	potentially non-recurring start-up costs (mainly consulting and travel costs) for international programs, locations such as in Switzerland, Spain and Israel;

•	higher staffing costs associated with expansion of our business activities in the U.S. and internationally;

•	legal costs associated with ongoing litigation; and

•	SFAS 123(R) expense associated with stock option grants to executives.
Depreciation and Amortization. Depreciation and amortization decreased from $2,000 during the three months ended September 30, 2007 to $0 for the three months ended September 30, 2008. The decrease in the quarter was due to a true-up adjustment of accumulated depreciation at September 30, 2008.
Interest Income (Expense), Net. Interest expense net decreased from $347,000 for the three months ended September 30, 2007 to approximately $132,000 for the three months ended September 30, 2008. Interest expense for the three-month period ended September 30, 2007 was primarily related to the debt discount and interest accretion associated with our then-outstanding convertible promissory notes and related warrants. As of December 31, 2007, all of the related notes were repaid. Accordingly, we did not accrue interest expense on those notes during the three months ended September 30, 2008.
Nine Months Ended September 30, 2007 and 2008
We recognized a net loss of $17.1 million for the nine months ended September 30, 2008 compared to a net loss of $13.8 million for the nine months ended September 30, 2007. The increase in net loss was primarily attributable to an increase in operating expenses for the nine months ended September 30, 2008 compared to the same period in 2007, offset by a decrease in interest expense for the nine months ended September 30, 2008 as compared to the same period in 2007.
Research and Development Expense. Research and development expense increased from $5.3 million for the nine months ended September 30, 2007 to $9.3 million for the nine months ended September 30, 2008. This increase was primarily due to:
•	increased monthly contract manufacturing costs for our DCVax® product; due to the increased number of participants in our DCVax®-Brain clinical trial

•	increased costs in Switzerland relating to the Authorization for Use, and the application for Marketing Authorization, relating to DCVax®-Brain;

•	increased support costs related to the development of a clinical trial program and potential compassionate use/named patient programs in certain countries outside the U.S.;

•	increased clinical trial costs due to the initiation of additional clinical sites and screening and enrollment of patients in our Phase II DCVax®-Brain clinical trial; and

•	increased personnel costs as we build our clinical organization.

General and Administrative Expense. General and administrative expense increased from $3.6 million for the nine months ended September 30, 2007 to $7.6 million for the nine months ended September 30, 2008. This increase was primarily due to:
•	costs associated with our AIM listing in the United Kingdom which were higher in 2008 than in 2007 when the initial listing occurred;

•	potentially non-recurring start-up costs (mainly consulting and travel costs) for international programs, locations such as in Switzerland, Spain and Israel;

•	higher staffing costs associated with expansion of our business activities in the United States and internationally;

•	legal costs associated with ongoing litigation;

•	additional rent expense related to our new headquarters located in Bethesda, Maryland; and

•	SFAS 123(R) expense associated with stock option grants to executives.
Depreciation and Amortization. Depreciation and amortization increased from $18,000 during the nine months ended September 30, 2007 to $22,000 for the nine months ended September 30, 2008 due to more assets being placed into service in 2008 compared to 2007.
Interest Income (Expense), Net. Interest expense net decreased from $4.8 million for the nine months ended September 30, 2007 to approximately $122,000 for the nine months ended September 30, 2008. Interest expense for the nine-month period ended September 30, 2007 was primarily related to the debt discount and interest accretion associated with our then-outstanding convertible promissory notes and related warrants. As of December 31, 2007, all of the related notes were repaid. Accordingly, we did not accrue interest expense on those notes during the nine months ended September 30, 2008.
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
In connection with the modifications of the Series A and Series A-1 Preferred Stock warrants, we recognized reductions in earnings applicable to common stockholders in June 2007 of $2.3 million and $16.4 million, respectively. The fair value of the warrant modifications was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 5.0% volatility of 398%, and a contractual life of seven years.
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
As a result of the financings described above, as of September 30, 2008, Toucan Capital held:
•	an aggregate of 19,299,486 shares of common stock;

•	warrants to purchase 14,150,732 shares of common stock at an exercise price of $0.60 per share; and

•	warrants to purchase 7,884,357 shares of common stock at an exercise price of $0.15 per share.
As a result of the financings described above, as of September 30, 2008, Toucan Partners and its managing member Ms. Linda Powers held:
•	an aggregate of 2,572,710 shares of common stock; and

•	warrants to purchase 8,832,541 shares of common stock at an exercise price of $0.60 per share.
The investments made by Toucan Capital and Toucan Partners described above were made pursuant to the terms and conditions of a Recapitalization Agreement originally entered into on April 26, 2004 with Toucan Capital (the “Recapitalization Agreement”). The Recapitalization Agreement originally contemplated the investment of up to $40 million through the issuance of new securities to Toucan Capital and a syndicate of other investors to be determined.
We and Toucan Capital amended the Recapitalization Agreement in conjunction with each successive loan agreement. The amendments generally (i) updated certain representations and warranties of the parties made in the Recapitalization Agreement, and (ii) made certain technical changes in the Recapitalization Agreement in order to facilitate the bridge loans described therein.
In accordance with the Recapitalization Agreement, we accrued and paid certain legal and other administrative costs on Toucan Capital’s behalf. During the three months ending September 30, 2008 and 2007, respectively, the Company recognized approximately $103,875 and $0 of general and administrative costs related to the recapitalization agreement, rent expense, as well as legal, travel and other costs incurred by Toucan Capital on the Company’s behalf. During the nine months ending September 30, 2008 and 2007, respectively, the Company recognized approximately $402,000 and $493,000 of general and administrative costs related to the recapitalization agreement, rent expense, as well as legal, travel and other costs incurred by Toucan Capital on the Company’s behalf.
As of September 30, 2008, Toucan Capital and Toucan Partners collectively, held 21,872,196 shares of our common stock, representing approximately 51.5% of our outstanding common stock. Further, as of September 30, 2008, Toucan Capital and Toucan Partners collectively, beneficially owned (including unexercised warrants) 52,739,826 shares of our common stock, representing a beneficial ownership interest of approximately 71.9%.
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

On May 12, 2008, the Company entered into a loan agreement with Al Rajhi, which beneficially owns more than 10 percent of our common stock, under which Al Rajhi provided the Company with debt financing in the amount of $4.0 million. (See"- Overview” above.)
On August 19, 2008, the Company entered into a loan agreement with Toucan Partners, under which Toucan Partners provided the Company with debt financing in the amount of $1.0 million. (See "- Overview” above).
On October 1, 2008, the Company entered into a Loan Agreement and Promissory Note with SDS. (See “- Overview” above).
On dates between October 21, 2008 and November 6, 2008, the Company entered into Loan Agreements and Promissory Notes with SDS and a group of Private Investors. (See “- Overview” above).
The Company has raised $2.65 million since the quarter ended on September 30, 2008. These funds should be sufficient to fund operations into December 2008. We need to raise additional capital to fund our clinical trials and other operating activities and repay our indebtedness under the Loan, the Toucan Loan, the SDS Loan and the Private Investors Promissory Notes described above and in Note 10 “Subsequent Events”. The amount of additional funding required will depend on many factors, including the speed with which we are able to identify and hire people to fill key positions, the speed of patient enrollment in our DCVax®-Brain cancer trial, and the potential adoption of DCVax®-Brain in the selected hospitals in Switzerland, and unanticipated developments, including adverse developments in pending litigation matters. However, without additional capital, we will not be able to complete our DCVax®-Brain clinical trial or move forward with any of our other product candidates for which investigational new drug applications have been cleared by the U.S. Food and Drug Administration, or FDA. We will also not be to develop our second generation manufacturing processes, which offer substantial product cost reductions.
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
Sources of Cash
During the nine months ended September 30, 2007, we received $2.375 million in cash advances from Toucan Partners, which were converted into the 2007 Convertible Notes and 2007 Warrants discussed above. Additionally, we received $225,000 from Toucan Partners on June 13, 2007 in the form of a $225,000 demand note bearing interest of 10% (“Demand Note”). The Demand Note was repaid on June 27, 2007.
On June 22, 2007, we placed 15,789,473 shares of our Common Stock with foreign institutional investors at a price of £0.95 per share. The gross proceeds from the placement were approximately £15.0 million, or $29.9 million, while net proceeds from the offering, after deducting commissions and expenses, were approximately £13.0 million, or $25.9 million.
On May 12, 2008, we received a $4.0 million unsecured loan from Al Rajhi.
On August 19, 2008, we received a $1.0 million unsecured loan from Toucan Partners.
On October 1, 2008, we received a $1.0 million unsecured loan from SDS.
On dates between October 21, 2008 and November 6, 2008, we received a $1.65 million unsecured loan from SDS and a group of Private Investors.

Uses of Cash
We used $12.6 million in cash for operating activities during the nine months ended September 30, 2008, compared to $10.4 million for the nine months ended September 30, 2007. The increase in cash used in operating activities was a result of the significant increase in development activities, including increased staffing and consulting support related to manufacturing start-up, conducting the Phase II clinical trial for DCVax®-Brain, progressing preparations for the commercialization of DCVax®-Brain in Switzerland, exploring compassionate use/named patient programs outside of the United States, and payments of accounts payable and accrued liability balances at September 30, 2008.
We utilized $243,000 in cash for investing activities during the nine months ended September 30, 2008 compared to $15,000 used in investing activities during the nine months ended September 30, 2007. The cash utilized during the nine month periods ended September 30, 2007 and 2008 consisted of purchases of property and equipment primarily for computer and other equipment and acquisition of property and equipment required to expand production capacity, net of proceeds of the sale of assets from the Company’s former headquarters.
On March 21, 2008, we executed a sublease agreement with Toucan Capital Corporation, an affiliate of Toucan Capital and Toucan Partners, for our corporate headquarters located at 7600 Wisconsin Avenue, Suite 750, Bethesda, Maryland 20814. This sublease agreement was effective as of July 1, 2007 and expires on October 31, 2016, unless sooner terminated according to its terms. Previously, we had been occupying our Bethesda headquarters under an oral arrangement with Toucan Capital Corporation, whereby we were required to pay base rent of $32,949 per month through December 31, 2007. Under the sublease agreement, we are required to pay base rent of $34,000 per month during 2008, which monthly amount increases by $1,000 on an annual basis, to a maximum of $42,000 per month during 2016, the last year of the term of the lease. In addition to monthly base rent, we are obligated to pay operating expenses allocable to the subleased premises under Toucan Capital Corporation’s master lease. During the nine months ended September 30, 2008, we paid approximately $432,000 to Toucan Capital Corporation pursuant to this sublease agreement.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market Interest Rate Risk
Our exposure to market risk is presently limited to the interest rate sensitivity of our cash which is affected by changes in the general level of U.S. and Swiss interest rates. We are exposed to interest rate changes primarily as a result of our investment activities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our cash in interest-bearing instruments, primarily money market funds. Due to the short-term nature of our cash, we believe that our exposure to market interest rate fluctuations is minimal. A hypothetical 10% change in short-term interest rates from those in effect at September 30, 2008 would not have a significant impact on our financial position or our expected results of operations. Our interest rate risk management objective with respect to our borrowings is to limit the impact of interest rate changes on earnings and cash flows. Our debt is carried at a fixed 12% annual rate of interest. We do not have any foreign currency or other derivative financial instruments.
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

Evaluation of disclosure controls and procedures
Our President and Chief Executive Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), has concluded that as of September 30, 2008, our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting, as discussed below.
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

(iii) Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the year ended December 31, 2007, we had one person on staff that performed, and following the resignation of our Chief Financial Officer on August 12, 2008 we again have only one person on staff that performs, nearly all aspects of our financial reporting process, including, but not limited to, having access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.
(iv) Insufficient corporate governance policies. Although we have a code of ethics which provides broad guidelines for corporate governance, our corporate governance activities and processes are not always formally documented. Specifically, we do not have detailed procedures for communication and implementation of Board of Directors’ decisions.
(v) Inadequate internal approval and communication about transactions and commitments made on our behalf by related parties. Specifically, during 2007, and continuing into early 2008, in the absence of detailed procedures as noted in item (iv) above, certain related party transactions were not effectively communicated to all internal personnel who needed to be involved to account for and report the transaction in a timely manner. This resulted in material adjustments during the quarterly reviews and annual audit, respectively, that otherwise would have been avoided.
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

Changes in Internal Control over Financial Reporting
There were no changes in internal control over financial reporting during the third quarter of 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.
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

Lonza Patent Infringement Claim
On July 27, 2007, Lonza Group AG (“Lonza”) filed a complaint against us in the U. S. District Court for the District of Delaware alleging patent infringement relating to recombinant DNA methods, sequences, vectors, cell lines and host cells. The complaint sought temporary and permanent injunctions enjoining us from infringing Lonza’s patents and unspecified damages. We strongly disputed all of the claims in Lonza’s complaint, sought dismissal of the complaint and also filed counterclaims against Lonza for damages. On November 27, 2007, the complaint was dismissed by the U.S. District Court for the District of Delaware. Also on November 27, 2007, a new complaint was filed by Lonza in the U.S. District Court for the District of Maryland alleging the same patent infringement relating to recombinant DNA methods, sequences, vectors, cell lines and host cells by the Company’s DCVax® product candidates. On December 13, 2007, Lonza withdrew all claims relating to all of our products other than our DCVax®-Prostate product. We continued to dispute these remaining claims concerning DCVax®-Prostate and continued to seek dismissal of them. On April 14, 2008, we and Lonza entered into a binding agreement to settle the dispute. Under the terms of the settlement, we did not pay any monetary or other consideration to Lonza nor did we acquire any license from Lonza.
The only action to which we agreed was to destroy any recombinant modified prostate specific membrane antigen or cell lines using Lonza’a GS Expression System currently in our possession which had been manufactured by and purchased from Medarex Inc. more than six years ago, as well as any documentation received from Medarex on know-how regarding the use of the GS Expression System and cell lines. On May 14, 2008 the parties filed a Joint Stipulation of Dismissal of the Lawsuit with Prejudice, including all claims and counterclaims therein.
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
The Company has raised $2.65 million since the quarter ended on September 30, 2008. These funds should be sufficient to fund operations into December 2008. As noted above, on May 12, 2008, Al Rajhi, a beneficial owner of more than 10% of our common stock, advanced to us $4.0 million pursuant to a loan agreement with an initial term of six months expiring on November 12, 2008. Al Rajhi has agreed to extend the term of the note and terms of the extension are currently being negotiated. On August 19, 2008, Toucan Partners advanced to us $1.0 million pursuant to a loan agreement. On October 1, 2008, SDS advanced to us $1.0 million pursuant to a loan agreement. On or about November 6, 2008, SDS and a group of Private Investors advanced to us $1.65 million pursuant to a loan agreement. Each of these loans has a term of six months, which may be extended in the lender’s sole discretion. Despite these financings, however, we need additional capital to support our ongoing operations, including to fund the research, development and commercialization of our product candidates (specifically, to complete our current DCVax®-Brain Phase II clinical trial), to fund our other operating activities and to repay the Loan, the Toucan Loan the SDS Loan and the Private Investor Promissory Notes. We may raise additional funds by issuing additional common stock or securities (equity or debt) convertible into shares of common stock, in which case, the ownership interest of our stockholders will be diluted. We do not currently have any established third party bank credit arrangements. Any debt financing, if available, is likely to include restrictive covenants that could limit our ability to take certain actions. Further, we may seek additional funding from Toucan Capital or Toucan Partners or their affiliates or other third parties. Such parties are under no obligation to provide us any additional funds, and any such funding may be on unfavorable terms and dilutive to stockholders and may contain restrictive covenants. We are in late stage discussions with several parties in regard to additional financings; however, there can be no assurance that we will be able to complete any such financings or that the terms of such financings will be attractive to us. If we are unable to obtain additional funds on a timely basis or on acceptable terms, we may be required to curtail or cease certain or all of our operations.
We are likely to continue to incur substantial losses, and may never achieve profitability.
We have incurred net losses every year since our formation in March 1996 and had a deficit accumulated during the development stage of approximately $159.4 million as of September 30, 2008. We expect that these losses will continue and anticipate negative cash flows from operations for the foreseeable future. Despite the receipt of approximately $6.0 million from the loans discussed above and $25.9 million of net proceeds from an offering of our common stock on AIM in June 2007, we need additional funding, and over the medium term we will need to generate revenue sufficient to cover operating expenses, clinical trial expenses and some research and development costs to achieve profitability. We may never achieve or sustain profitability.
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
We have had a limited operating history and we are at an early stage of development. We may not be able to achieve revenue growth in the future. We have generated the following limited revenues: $529,000 in 2003; $390,000 in 2004; $124,000 in 2005; $80,000 in 2006; $10,000 in 2007 and $10,000 in 2008. We have derived most of these limited revenues from the sale of research products to a single customer, contract research and development for related parties, research grants and royalties from licensing fees generated from a licensing agreement. Our limited operating history makes it difficult to assess our prospects for generating revenues.

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
We plan to rely on our current DCVax®-Brain Phase II clinical trial as a single study in support of regulatory approval. However, to date, only eleven patients have enrolled in the clinical trial, which is designed to include 240 patients. Given our current lack of funding, it is unclear how quickly we will be able to increase enrollment, if at all. Further, while under certain circumstances, both EMEA and the FDA will accept a Phase II study as a single study in support of approval, it is not yet known whether they will do so in this case. If the regulators do not consider the Phase II study adequate on its own to support a finding of efficacy, we may be required to perform additional clinical trials in DCVax®-Brain. There is some possibility that changes requested by the FDA could complicate the licensing application process. Only the data for DCVax®-Brain has been discussed with European regulators. On an informal basis, a number of European national regulators have indicated that additional pre-clinical and clinical data could be required before the DCVax®-Brain product would be approved. However, it is not clear whether such data will be required until formal scientific advice is sought from the EMEA, which is the regulator that will ultimately review any application for approval of this product candidate. Unless the EMEA grants a deferral or a waiver, we may also be obliged to generate clinical data in pediatric populations.
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
As of November 13, 2008, Toucan Capital and its affiliates, Toucan Partners and Linda F. Powers, collectively owned an aggregate of 21,872,196 shares of our common stock, representing approximately 51.5% of our outstanding common stock. In addition, as of November 13, 2008, Toucan Capital may acquire an aggregate of approximately 22.0 million shares of common stock upon exercise of warrants and Toucan Partners may acquire an aggregate of approximately 8.8 million shares of common stock upon the exercise of warrants, constituting an aggregate beneficial ownership interest of 71.9%, or 52,739,826 shares of common stock. This significant concentration of ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Together, Toucan Capital, Toucan Partners and Linda F. Powers have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, the managing director of Toucan Capital and the managing member of Toucan Partners is the Chairperson of our Board. In light of the foregoing, Toucan Capital and Toucan Partners collectively can significantly influence the management of our business and affairs. This concentration of ownership could result in unfavorable future financing terms or have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to investors.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Shareholders
None
Item 5. Other Information
None

Item 6. Exhibits

3.1	Seventh Amended and Restated Certificate of Incorporation (3.1)(1)

3.2	Third Amended and Restated Bylaws (3.1)(2)

3.3	Amendment to the Seventh Amended and Restated Certificate of Incorporation (3.2)(2)

3.4	Amendment to Seventh Amended and Restated Certificate of Incorporation (3.4)(3)

*10.1	Loan Agreement and Promissory Note, dated August 19, 2008, between the Company and Toucan Partners, LLC.

*10.2	Loan Agreement and Promissory Note, dated October 1, 2008, between the Company and SDS Capital Group SPC, Ltd.

*10.3	Warrant, dated October 1, 2008, between the Company and SDS Capital Group SPC, Ltd.

*10.4	Loan Agreement and Promissory Note, dated October 21, 2008, between the Company and SDS Capital Group SPC, Ltd.

*10.5	Form of Loan Agreement and Promissory Note, dated November 6, 2008, between the Company and a Group of Private Investors.

*10.6	Form of Warrant, dated November 6, 2008, between the Company and SDS Capital Group SPC, Ltd. and a Group of Private Investors.

*31.1
Certification of President and Chief Executive Officer (Principal executive officer and principal financial and accounting officer) Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of President and Chief Executive Officer (Principal executive officer and principal financial and accounting officer) Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s registration statement Form S-1 (File No. 333-67350) on July 17, 2006.

(2)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on June 22, 2007.

(3)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 on January 28, 2008.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC
Dated: November 19, 2008	By:	/s/ Alton L. Boynton
Alton L. Boynton
President and Chief Executive Officer (Principal Executive, Financial and Accounting Officer)

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
EXHIBIT INDEX

3.1	Seventh Amended and Restated Certificate of Incorporation (3.1)(1)

3.2	Third Amended and Restated Bylaws (3.1)(2)

3.3	Amendment to the Seventh Amended and Restated Certificate of Incorporation (3.2)(2)

3.4	Amendment to Seventh Amended and Restated Certificate of Incorporation (3.4)(3)

*10.1	Loan Agreement and Promissory Note, dated August 19, 2008, between the Company and Toucan Partners, LLC.

*10.2	Loan Agreement and Promissory Note, dated October 1, 2008, between the Company and SDS Capital Group SPC, Ltd.

*10.3	Warrant, dated October 1, 2008, between the Company and SDS Capital Group SPC, Ltd.

*10.4	Loan Agreement and Promissory Note, dated October 21, 2008, between the Company and SDS Capital Group SPC, Ltd.

*10.5	Form of Loan Agreement and Promissory Note, dated November 6, 2008, between the Company and a Group of Private Investors.

*10.6	Form of Warrant, dated November 6, 2008, between the Company and SDS Capital Group SPC, Ltd. and a Group of Private Investors.

*31.1
Certification of President and Chief Executive Officer (Principal executive officer and principal financial and accounting officer) Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of President and Chief Executive Officer (Principal executive officer and principal financial and accounting officer) Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s registration statement Form S-1 (File No. 333-67350) on July 17, 2006.

(2)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on June 22, 2007.

(3)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 on January 28, 2008.

*	Filed herewith.