Form 10-K
period 2008-12-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2009-04-15
CIK 1072379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 000-33393

NORTHWEST BIOTHERAPEUTICS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	94-3306718
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7600 Wisconsin Avenue, Suite 750	20814
Bethesda, MD (Address of principal executive offices)	(Zip Code)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price on the consolidated transaction reporting system on June 30, 2008 was approximately $27.1 million.

As of April 10, 2009, the Registrant had an aggregate of 45,069,872 shares of common stock issued and outstanding.

Documents Incorporated by Reference: None

TABLE OF CONTENTS

		Page
PART I

Item 1.	Business	4

Item 1A.	Risk Factors	20

Item 1B.	Unresolved Staff Comments	31

Item 2.	Properties	31

Item 3.	Legal Proceedings	31

Item 4.	Submission of Matters to a Vote of Security Holders	33

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	33

Item 6.	Selected Financial Data	33

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	48

Item 8.	Financial Statements and Supplementary Data	49

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	49

Item 9A.	Controls and Procedures	49

Item 9B.	Other Information	52

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	52

Item 11.	Executive Compensation	53

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	60

Item 13.	Certain Relationships and Related Transactions, and Director Independence	62

Item 14.	Principal Accountant Fees and Services	65

PART IV		10

Item 15.	Exhibits and Financial Statement Schedules	65

Signatures		98

Exhibit Index		99

PART I

Forward-Looking Statements

The following description of our business, discussion and analysis of our financial condition and results of operations should be read in conjunction with the information included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that might cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. The words “believes,” “expects,” “intends,” “anticipates,” “may,” “might,” “will,” “should,” “plans,” “could,” “target,” “projects,” “contemplates,” “estimates,” “predicts,” “potential,” “continue,” the negative of these terms and similar expressions are used to identify forward-looking statements, but their absence does not mean that such statement is not forward-looking. You are encouraged to carefully review the various disclosures made by us in this report and in the documents incorporated herein by reference, in our previous filings with the Securities and Exchange Commission (“SEC”), and those factors described under Item 1A.”Risk Factors.” These factors, among others, could cause results to differ materially from those presently anticipated by us. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the filing of this Annual Report on Form 10-K or documents incorporated by reference herein that include forward-looking statements.

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

On May 9, 2008 the Company entered into a loan agreement with Al Rajhi Holdings, under which the Company received $4.0 million in return for an unsecured promissory note in the principal amount of US$4,240,000 (reflecting an original issue discount of six percent, or US$240,000) for a period of six (6) months.

On August 19, 2008, the Company entered into a loan agreement with Toucan Partners, under which the Company received $1.0 million in return for an unsecured promissory note in the principal amount of $1,060,000 (reflecting an original issue discount of six percent, or $60,000) for a period of six months.

On October 1, 2008 we entered into a loan agreement with SDS Capital for $1.0 million for a term of six (6) months at 12%. In connection with the loan the Company issued SDS warrants to purchase shares of the Company’s common stock.  The warrants have a term of five years from the issuance date.

On October 22, 2008 we entered into a loan agreement with a group of private investors and SDS Capital for $1.65 million for a term of six (6) months at 12%. In connection with the loan the Company issued the private investors and SDS warrants to purchase shares of the Company’s common stock.  The warrants have a term of five years from the issuance date.

On December 22 2008, we entered into a loan agreement with Toucan Partners  for $500,000 with a term of six months at 12% interest. In connection with the loan the Company issued Toucan Partners  warrants to purchase shares of the Company’s common stock.  The warrants have a term of five years from the issuance date.

On January 16, 2009 we entered into a securities purchase agreement for $700,000 with Al Rajhi Holdings who purchased 1,000,000 shares of our common stock at $0.70 per share.

During March 2009, we entered into loan agreements with a group of private lenders for $760,000 for a term of two years at 6% per annum.

On March 27, 2009, we sold approximately 1.4 million shares of common stock at a purchase price of $0.53 per share and raised aggregate gross proceeds of approximately $0.7 million in a closed equity financing with unrelated investors.

As of April 14, 2009, we had approximately $0.47 million of cash on hand. We will need to raise additional capital in the near future to fund our clinical trials and other operating activities. We are in the process of finalizing a debt financing of up to $10.0 million designed to cover our operating cash requirements until the fourth quarter of this year. It is anticipated that up to $3.0 million may be available to us by the end of second quarter, and the balance may become available in third quarter . We are also negotiating additional financing with several other parties, which we hope to complete later this year. There can be no assurance that we will be able to complete any of the financings, or that the terms for such financings will be attractive. Our independent auditors have indicated in their report on our December 31, 2008 financial statements that there is substantial doubt about our ability to continue as a going concern. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” for additional information regarding our liquidity, cash flow and financings.

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

Incidence of Cancer in Europe

Globocan, (Globocan 2002 is a database of cancer prevalence as collected by the Descriptive Epidemology Group of the International Agency for Research on Cancer) estimates that the incidence of new diagnosis and deaths resulting from several cancers during 2002 (the last year for which estimates are available) would be as follows:

Type of Cancer	Estimated New Cases in 2002	Estimated Deaths in 2002
Breast	360,749	129,013
Prostate	230,627	83,066
Colorectal	371,706	203,296
Lung	374,764	341,595
Liver	53,618	57,486
Melanoma	62,367	16,633
Brain	48,385	39,061

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

•
Hormone Therapy. Hormone therapy may be used to treat cancer, but involves the use of substances that chemically inhibit the production of growth and reproductive hormones and is also limited in effectiveness. Hormone therapy may cause significant adverse side effects such as bone loss, hot flushes, impotence and blood clots.

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

Our Clinical and Pre-clinical Development Programs

The following table summarizes the targeted indications and status of our product candidates:

Product Candidate	Target Indications	Status
DCVax® Platform
DCVax®- Prostate	Prostate cancer	Phase III — clinical trial cleared by the FDA for recruitment of patients for non-metastatic hormone independent prostate cancer

DCVax®-Brain	Glioblastoma multiforme	Phase II — clinical trial initiated. Orphan Drug designation granted in the U.S. in 2006 and in the European Union in 2007

DCVax®-LB	Non-small cell lung cancer	Phase I — clinical trial cleared by the FDA

DCVax®-Direct	Solid tumors	Phase I — clinical trial cleared by the FDA for ovarian cancer, head and neck cancer and two other indications (expected to be liver and pancreatic cancers)

DCVax®-L	Resectable solid tumors	Phase I/II — clinical trial currently underway at the University of Pennsylvania
__________

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

DCVax®-L for Brain Cancer

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

The data from progression and survival Kaplan Meier curves of both of these trials together show that newly diagnosed GBM patients treated at UCLA, and matched for the major prognostic factors, with DCVax®-Brain had a delay in the median time to recurrence or progression of disease from 8.1 months with standard of care treatments in matched concurrent control patients to 18.1 months in patients treated with DCVax®-Brain (p = 0.00001;n=20). DCVax®-Brain increased median overall survival from 17.0 months with standard of care in matched concurrent control patients treatments to 36.4 months in patients treated (and continuing as the median is not yet reached) for DCVax®-Brain treated patients, again matched for the major prognostic factors (p < 0.0004; n=20). The ‘p’ value measures the likelihood that the difference between the treated and non-treated patients is due to chance. A p’ value less than or equal to 0.05 (meaning there is a 5 percent or lower possibility that the observed clinical effect is due to chance) is required for product approval by the FDA and European regulatory authorities. The ‘p’ value of 0.0004 observed with DCVax®-Brain means that there is only a 0.04 percent possibility that the observed effect between standard of care and DCVax®-treated patients is due to chance. Eight of the 20 patients remained alive for periods ranging, to date, from 15.9 to 103 months, with five patients having lived for over 45 months without cancer recurrence. Similarly, in recurrent (late stage) patients, DCVax®-Brain has increased median survival from 6.4 months for those receiving standard of care to 11.9 months for patients receiving DCVax®-Brain.

In December 2006, we commenced recruiting patients with newly diagnosed GBM in a 141 patient Phase II DCVax®-Brain clinical trial. We planned to carry out the study at 12 to 15 clinical sites. The study was designed as a randomized study in which patients received either DCVax®-Brain in addition to standard of care or standard of care alone. To date, almost 50 patients have been screened at 4 clinical sites. However, patients have been reluctant to enroll in the study when faced with a 33% chance of being randomized into the control arm of the study under which they will receive standard of care alone. In order to address this issue we redesigned the study as a randomized, placebo controlled, double blinded study with a cross-over arm allowing control patients to be treated with DCVax®-Brain in the event that their cancer progresses. The study size has been increased from 141 to 240 patients and is designed to enable us to petition the FDA for accelerated approval if the study generates results similar to those achieved in earlier Phase I studies. In order to enable rapid enrollment, we are in the process of enrolling 45 to 50 additional clinical sites for this trial. As of January 1, 2009, thirteen  sites are active and a further 31 sites are at various stages of the start-up process. We are engaged in discussions with the FDA concerning the study design and end points. Depending on trial results, we plan to seek product approval in both the U.S. and the European Union.

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

In the BAG’s processing of and decision on our application and data with respect to the authorizations described above, Swissmedic conducted an inspection of our facilities. A comprehensive evaluation of DCVax®-Brain will be conducted by Swissmedic during its processing of our Marketing Authorization Application (“MAA”) which we filed with Swissmedic in December 2007. The assessment by Swissmedic of our MAA will include a full review by Swissmedic of the safety and efficacy data generated in our DCVax®-Brain clinical studies to date as well as review of our facilities in Switzerland.  This review could take 12-18 months  from December 28, 2007, the date on which the MAA was submitted. Until such a Market Authorization is granted, and assuming the Company completes its implementation commitments to the satisfaction of Swissmedic, DCVax®-Brain may only be made available at the selected Medical Centers in Switzerland under the Autorisation granted by the BAG. The term of the BAG Autorisation is five years from June 2007.

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

DCVax®-L for Ovarian Cancer

This trial is ongoing, and is treating “no option” patients who have already been treated with most or all major drugs currently available for recurrent, metastatic ovarian cancer (including carboplatin, paclitaxel docetaxel, abraxane, gemcitabine and topotecan), and whose cancer has still continued to progress.  In other recent clinical trials testing various drugs and drug combinations for recurrent ovarian cancer, the treated patients have generally attained less than 3 or 4 months without progression of their cancer, and have experienced serious side effects (including gastro-intestinal perforation, a life-threatening condition).

In the Company trial, the two patients who have received treatment attained 8 months and 6 months without progression, respectively.  Each of these NWBT patients had metastases in 4 or 5 locations at the beginning of the trial and, in both of the patients, all of their metastatic lesions responded following the treatment regimen – either by shrinking somewhat (20-25%) or by remaining the same size and not growing, or by disappearing.  The patients did not experience any toxicity or debilitating side effects.

Metastatic ovarian cancer poses a particularly serious and urgent unmet medical need.  In most patients, the disease is not discovered until it is already late stage, because ovarian cancer typically causes little or no symptoms until it is late stage.  When this cancer has metastasized, as in the case of the no-option patients in NWBT’s trial, the cancer usually progresses rapidly and aggressively.  In other recent clinical trials in recurrent ovarian cancer, only limited clinical responses were obtained in the treated patients, and even those were only in a small percentage of patients (for example, 18-28% of those treated).

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

Intellectual Property

We protect our proprietary technologies through patents issued and licensed throughout the world. We have 33 issued and licensed patents (9 in the U.S. and 23 in other jurisdictions) and 134 patent applications pending (15 in the U.S. and 119 in other jurisdictions) which cover the use of DCs in DCVax® as well as targets for either the Company’s DC or monoclonal antibody therapy candidates and isolation and manufacturing, handling and administration of DCVax®. The issued patents expire at various dates between 2015 and 2026. We intend to continue using our scientific expertise to pursue and patent new developments with respect to uses, methods, and compositions to enhance our position in the field of cancer treatment.

We have received orphan designation in the U.S.,  the E.U. and Switzerland for our DCVax®- Brain product candidate applicable to gliomas, which comprise most primary brain cancers, including GBM. Orphan designation in the U.S. entitles us to seven years of market exclusivity for the particular indication and active ingredient provided that the product is the first such orphan to be approved for that indication. Orphan designation in the E.U. and Switzerland entitles us to ten years of market exclusivity on a similar basis.

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

Competition

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies and a strong emphasis on proprietary products. Several companies, such as  Dendreon Corporation, Immuno-Designed Molecules, Inc., Celldex Therapeutics, Inc., Ark Therapeutics plc, Oxford Biomedica plc, Argos Therapeutics, Inc. and Antigenics, are actively involved in the research and development of immunotherapies or cell-based cancer therapeutics.

Of these companies, we believe that only Dendreon  is  carrying out Phase III clinical trials with a cell-based therapy. These clinical trials target patients with prostate cancer, although their patient populations are different from those targeted by our Phase III DCVax®-Prostate product candidate. Celldex Therapeutics is commencing a Phase II clinical trial, which could become a Phase II/III trial, with a peptide immunotherapy for newly diagnosed GBM. Ark Therapeutics is in a Phase III trial with a gene therapy for operable high grade gliomas. The clinical trial data reported to date by these companies for brain and prostate cancer have not shown as long a delay in disease progression, or as long an extension of survival, as have our clinical data to date. As far as we are aware, no cell-based therapeutic product for cancer is currently available for commercial sale.

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

Employees

The Company employs four full-time employees, as of  April 13, 2009. Each of our employees has signed a confidentiality and invention assignment agreement, and none are covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and consider our employee relations to be positive.

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

Our website address is www.nwbio.com. The information available on or through our website is not part of this Annual Report on Form 10-K.

Executive Officers of Northwest Biotherapeutics, Inc.

Our executive officers and their ages and positions as of March 28, 2009, are shown below. Their biographies follow the table.

Name	Age	Position
Alton L. Boynton, Ph.D.	64	President, Chief Executive Officer, Secretary and Director

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

As of April 14, 2009, we had approximately $0.47 million of cash on hand. We will need additional capital in the near future to support and fund the research, development and commercialization of our product candidates and to fund our other operating activities. Specifically, we will need additional funding to complete our current DCVax®-Brain Phase II clinical trial. We are in the process of finalizing a financing of up to $10.0 million designed to cover our operating cash requirements until the fourth quarter of this year. It is anticipated that up to $3.0 million may be available to us by the end of second quarter, and the balance may become available by June. We are also negotiating additional financing with several other parties, which we hope to complete later this year. There can be no assurance that we will be able to complete any of the financings, or that the terms for such financings will be attractive. If we are unable to obtain additional funds on a timely basis or on acceptable terms, we may be required to curtail or cease certain of our operations. We may raise additional funds by issuing additional common stock or securities (equity or debt) convertible into shares of common stock, in which case, the ownership interest of our stockholders will be diluted. Any  financing, if available, is likely to include restrictive covenants that could limit our ability to take certain actions. Further, we may seek funding from Toucan Capital or Toucan Partners or their affiliates or other third parties. Such parties are under no obligation to provide us any additional funds, and any such funding may be dilutive to stockholders and may contain restrictive covenants. If we are unable to obtain sufficient additional capital in the near term, we may cease operations at any time.

We are likely to continue to incur substantial losses, and may never achieve profitability.

We have incurred net losses every year since our formation in March 1996 and had a deficit accumulated during the development stage of approximately $164.6 million as of December 31, 2008. We expect that these losses will continue and anticipate negative cash flows from operations for the foreseeable future. Despite the receipt of approximately $25.9 million of net proceeds from an offering of our common stock on AIM in June 2007, we will need additional funding, and over the medium term we will need to generate revenue sufficient to cover operating expenses, clinical trial expenses and some research and development costs to achieve profitability. We may never achieve or sustain profitability.

Our auditors have issued a “going concern” audit opinion.

Our independent auditors have indicated in their report on our December 31, 2008 financial statements that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation.

As a company in the early stage of development with an unproven business strategy, our limited history of operations makes an evaluation of our business and prospects difficult.

We have had a limited operating history and we are at an early stage of development. We may not be able to achieve revenue growth in the future. We have generated the following limited revenues: $529,000 in 2003; $390,000 in 2004; $124,000 in 2005; $80,000 in 2006; $10,000 in 2007; and $10,000 in 2008. We have derived most of these limited revenues from the sale of research products to a single customer, contract research and development for related parties, research grants and royalties from licensing fees generated from a licensing agreement. Our limited operating history makes it difficult to assess our prospects for generating revenues.

We may not be able to retain existing personnel.

We employ four  full-time employees. The uncertainty of our business prospects and the volatility in the price of our common stock may create anxiety and uncertainty, which could adversely affect employee morale and cause us to lose employees whom we would prefer to retain. To the extent that we are unable to retain existing personnel, our business and financial results may suffer.

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

We are party to various legal actions, as more fully described below under Item 3.” Legal Proceedings.” These pending legal proceedings include a dispute with Soma Partners, LLC, an investment bank, regarding certain fees Soma claims it is entitled to under an engagement letter with us.  The patent infringement claim filed against us by Lonza Group AG alleging infringement of certain patents relating to recombinant DNA methods, sequences, vectors, cell lines and host cells was settled May 6, 2008 and is more fully described below. In addition, a consolidated class action complaint has been filed against us alleging violations of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, based on certain of our public announcements regarding the status of certain regulatory approvals for our DCVax®-Brain vaccine in Switzerland was also settled and more fully described below. We also  cooperated in  a formal SEC investigation into the same matter which after thorough investigation by the SEC was closed by the SEC without action. We can provide no assurances as to the outcome of the pending Soma Partners  legal proceedings.

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

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Several companies, such as  Dendreon Corporation, Immuno-Designed Molecules, Inc., Celldex Therapeutics, Inc., Ark Therapeutics plc, Oxford Biomedica plc, Argos Therapeutics, Inc. and Antigenics, are actively involved in the research and development of immunotherapies or cell-based cancer therapeutics. Of these companies, we believe that only Dendreon and Ark Therapeutics are carrying-out Phase III clinical trials with a cell-based therapy. To our knowledge no DC-based therapeutic product is currently approved for commercial sale. Additionally, several companies, such as Medarex, Inc., Amgen, Inc., Agensys, Inc., and Genentech, Inc., are actively involved in the research and development of monoclonal antibody-based cancer therapies. Currently, at least seven antibody-based products are approved for commercial sale for cancer therapy. Genentech is also engaged in several Phase III clinical trials for additional antibody-based therapeutics for a variety of cancers, and several other companies are in early stage clinical trials for such products. Many other third parties compete with us in developing alternative therapies to treat cancer, including: biopharmaceutical companies; biotechnology companies; pharmaceutical companies; academic institutions; and other research organizations.

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

We have 33 issued and licensed patents (9 in the United States and 23 in other jurisdictions) and 134 patent applications pending (19 in the United States and 115 in other jurisdictions) which cover the use of dendritic cells in DCVax® as well as targets for either our dendritic cell or fully human monoclonal antibody therapy candidates. The issued patents expire at various dates from 2015 to 2026.

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

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. Infringement and other intellectual property claims, with or without merit, can be expensive and time-consuming to litigate and can divert management’s attention from our core business. For example, Lonza Group AG filed a complaint against us in the United States District Court for the District of Maryland alleging patent infringement which was recently settled with prejudice without any monetary consideration (more detailed description under Legal Proceedings). In addition, we may be exposed to future litigation by third parties based on claims that our products infringe their intellectual property rights. This risk is exacerbated by the fact that there are numerous issued and pending patents in the biotechnology industry and the fact that the validity and breadth of biotechnology patents involve complex legal and factual questions for which important legal principles remain unresolved.

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

As of April 14, 2009, Toucan Capital, its affiliate, Toucan Partners and its managing member, Ms. Linda Powers, collectively beneficially owned an aggregate of 21,872,196 shares of our common stock, representing approximately 48.5 percent of our outstanding common stock. In addition, as of April 14, 2009, Toucan Capital may acquire an aggregate of approximately 22.0 million shares of common stock upon exercise of warrants and Toucan Partners may acquire an aggregate of approximately 9.0 million shares of common stock upon the exercise of warrants. This significant concentration of ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Toucan Capital has the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, a managing member of Toucan Capital is a member of the Board. In light of the foregoing, Toucan Capital can significantly influence the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to investors.

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

We are subject to certain of the requirements of the Sarbanes-Oxley Act of 2002 in the U.S. and the reporting requirements under the Exchange Act. These laws require, among other things, an attestation report of our independent auditor on the effectiveness of our internal control over financial reporting, currently expected to begin with our annual report for the year ended December 31, 2009, as well as the filing of annual reports on Form 10-K, quarterly reports on Form 10-Q and periodic reports on Form 8-K following the happening of certain material events. To meet these compliance deadlines, we will need to have our internal controls designed, tested and operational by early 2009 to ensure compliance with applicable standards. We initiated the process of documenting and evaluating our internal controls and financial reporting procedures in early 2008. This process is ongoing and will continue to likely be time consuming and will result in us having to significantly change our controls and reporting procedures due to our small number of employees and lack of governance controls. Most similarly-sized companies registered with the SEC have had to incur significant costs to ensure compliance. Moreover, any failure by us to comply with such provisions would be required to be disclosed publicly, which could lead to a loss of public confidence in our internal controls and could harm the market price of our common stock.

Our management has identified significant internal control deficiencies, which management and our independent auditor believe constitute material weaknesses.

In connection with the preparation of our financial statements for the year ended December 31, 2008, certain significant internal control deficiencies became evident to management that, in the aggregate, represent material weaknesses, including:

•	lack of a sufficient number of independent directors on our audit committee;

•	lack of a financial expert on our audit committee

•	insufficient segregation of duties in our finance and accounting function due to limited personnel;

•	insufficient corporate governance policies; and

•	inadequate approval and control over transactions and commitments made on our behalf by related parties.

As part of the communications by our independent auditors with our audit committee with respect to audit procedures for the year ended December 31, 2008, our independent auditors informed the audit committee that these deficiencies constituted material weaknesses, as defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board, or PCAOB. We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies but we cannot be certain that we will have the necessary financing to address these deficiencies or that we will be able to attract qualified individuals to serve on our Board and to take on key management roles within the Company. Our failure to successfully remediate these issues could lead to heightened risk for financial reporting mistakes and irregularities and a further loss of public confidence in our internal controls that could harm the market price of our common stock.

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

On February 3, 2006, Soma filed another notice of appeal with the Supreme Court of the State of New York. On December 6, 2006, we filed our brief for this appeal and on December 12, 2006, Soma filed its reply brief. On June 19, 2007, the Appellate Division, First Department of the Supreme Court of the State of New York, reversed the December 30, 2005 decision and ordered a new arbitration proceeding. On July 26, 2007, we filed a Motion for Leave to Appeal with the Court of Appeals of the State of New York and on August 3, 2007 Soma filed its reply brief. On October 16, 2007, the Court of Appeals of the State of New York denied our motion to appeal. A new arbitration hearing is scheduled in New York for May 13-15, 2009.  We intend to continue to vigorously defend ourselves against the claims of Soma.

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

Stockholder Class Action Lawsuits

On August 13, 2007, a complaint was filed in the U.S. District Court for the Western District of Washington naming the Company, the Chairperson of its Board of Directors, Linda F. Powers, and its Chief Executive Officer, Alton L. Boynton, as defendants in a class action for violation of federal securities laws. After this complaint was filed, five additional complaints were filed in other jurisdictions alleging similar claims. The complaints were filed on behalf of purchasers of the Company’s Common Stock between July 9, 2007 and July 18, 2007 and allege violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. The complaints seek unspecified compensatory damages, costs and expenses. On December 18, 2007, a consolidated complaint was filed in the U.S. District Court for the Western District of Washington consolidating the stockholder actions previously filed. The putative securities class action lawsuit, In re Northwest Biotherapeutics, Inc. Securities Litigation, No. C-07-1254-RAJ was settled with prejudice January 8,2009.  The Company has agreed to pay in settlement US$1 million.  In accordance with the stipulation the insurance company has directly deposited the $1,000,000 in a court controlled escrow account. The settlement must be approved by the Court.  Additional details about the settlement can be found in the formal settlement documents, which are available from the United States District Court for the Western District of Washington.  The case alleged that the Company misrepresented certain facts that resulted in the artificial inflation of the price of Northwest Biotherapeutics publicly-traded common stock between April 17, 2007 and July 18, 2007.  The Company disputes the allegations of the lawsuit, and denies that there was any such misrepresentation or that the shares of Northwest Biotherapeutics common stock were artificially inflated.  Nevertheless the Company is settling the lawsuit to avoid potentially expensive and protracted litigation.

SEC Inquiry

On August 13, 2007, we were notified that the SEC had initiated a non-public informal inquiry regarding the events surrounding our application for Swiss regulatory approval and related press releases dated July 9, 2007 and July 16, 2007. On March 3, 2008 we were notified that the SEC had initiated a formal investigation regarding this matter. We  cooperated with the SEC in connection with the inquiry, and after a thorough investigation by the SEC the formal investigation was closed without any action.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted for stockholders’ approval in the quarter ended December 31, 2008.

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

	2007		2008
	High	Low	High	Low
4th Quarter	$2.40	$0.75	$1.10	$0.15
3rd Quarter	7.33	1.85	2.00	0.60
2nd Quarter	3.75	1.35	2.44	1.85
1st Quarter	2.40	0.75	2.59	1.85

As of April 13, 2009, there were approximately 340 holders of record of our common stock. Such holders include any broker or clearing agencies as holders of record but exclude the individual stockholders whose shares are held by brokers or clearing agencies.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain future earnings, if any, to fund the development and growth of our business and do not currently anticipate paying any cash dividends in the foreseeable future. The payment of future dividends, if any, will be determined by our Board.

Item 6.  Selected Financial Data

The following selected financial data as of and for each of the years ending December 31, 2004 to December 31, 2008 and for the period from our inception through December 31, 2008 is derived from our audited consolidated financial statements. The financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our financial statements and notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.

						Period from
						March 18,
						1996
						(Inception) to
	Year Ended December 31,					December 31,
	2004	2005	2006	2007	2008	2008
	(Dollar amounts in thousands)
Statement of Operations Data:
Total Revenues	$390	$124	$80	$10	$10	$2,739
Operating Costs and Expenses
Cost of research material sales	40	12	—	—	—	382
Research and development	3,621	4,469	3,777	8,778	12,703	57,325
General and administrative	2,845	2,005	2,273	7,171	8,906	49,044
Depreciation and amortization	132	63	37	19	22	2,344
Loss on facility sublease	—	—	—	—	—	895
Asset impairment loss and (gain) loss on disposal of equipment	130	—	(10)	—	—	2,056
Total operating costs and expenses	6,768	6,549	6,077	15,968	21,631	112,046
Loss from operations	(6.378)	(6,425)	(5,997)	(15,958)	(21,621)	(109,307)
Other Income (expense), net
Warrant valuation	(368)	—	7,127	—	—	6,759
Gain on sale of intellectual property and property and equipment	—	—	—	—	8	3,664
Interest expense	(1,765)	(3,517)	(2,564)	(5,629)	(821)	(22,151)
Interest income and other	3	5	39	340	103	1,218
Net loss	(8,508)	(9,937)	(1,395)	(21,247)	(22,331)	(119,817)
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	—	—	—	(12,349)	—	(12,349)
Modification of Series A preferred stock warrants	—	—	—	(2,306)	—	(2,306)
Modification of Series A-1 preferred stock warrants	—	—	—	(16,393)	—	(16,393)
Series A preferred stock dividends	—	—	—	(334)	—	(334)
Series A-1 preferred stock dividends	—	—	—	(917)	—	(917)
Warrants issued on Series A and Series A-1 preferred stock dividends	—	—	—	(4,664)	—	(4,664)
Accretion of redemption value of mandatorily redeemable membership units and preferred stock	—	—	—	—	—	(1,872)
Series A preferred stock redemption fee	—	—	—	—	—	(1,700)
Beneficial conversion feature of series D convertible preferred stock	—	—	—	—	—	(4,274)
Net loss applicable to common stockholders	$(8,508)	$(9,937)	$(1,395)	$(58,210)	$(22,331)	$(164,626)
Net loss per share applicable to common stockholders — basic and diluted	$(6.70)	$(7.82)	$(0.39)	$(2.38)	$(0.53)
Weighted average shares used in computing basic and diluted net loss per share	1,269	1,271	3,562	24.420	42,425

	December 31,
	2004	2005	2006	2007	2008
	(In thousands)
Balance Sheet Data:
Cash	$248	$352	$307	$7,861	$16
Working capital (deficit)	$(5,353)	$(11,502)	$(5,998)	$5,785	$(12,706)
Total assets	$558	$631	$504	$8,706	$1,480
Long-term obligations, net of current portion and discounts	$12	$3	$—	$—	$—
Total stockholders’ equity (deficit)	$(5,217)	$(11,418)	$(5,949)	$5,807	$(12,300)

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

We have experienced recurring losses from operations and have a deficit accumulated during the development stage of $164.6 million at December 31, 2008. In addition, our independent registered public accounting firm has indicated in its report on our financial statements included in this Annual Report on Form 10-K that there is substantial doubt about our ability to continue as a going concern.

Going Concern

Our financial statements for the year ended December 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Nevertheless, we have experienced recurring losses from operations and have a deficit accumulated during the development stage of $164.6 million that raises substantial doubt about our ability to continue as a going concern and our auditors have issued an opinion, for the year ended December 31, 2008, which states that there is substantial doubt about our ability to continue as a going concern.

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

Expenses

From our inception through December 31, 2008, we incurred costs of approximately $57.3 million associated with our research and development activities. Because our technologies are unproven, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization.

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

Impairment of Long-Lived Assets

As of December 31, 2008, we had approximately $394,000 of property and equipment, net of accumulated depreciation. In accounting for these long-lived assets, we make estimates about the expected useful lives of the assets, the expected residual values of the assets, and the potential for impairment based on events or circumstances. The events or circumstances could include a significant decrease in market value, a significant change in asset condition or a significant adverse change in regulatory climate. Application of the test for impairment requires judgment.

Stock-Based Compensation

The Company accounts for stock based compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment. SFAS 123(R) requires the measurement and recognition of compensation for all stock-based awards including stock options and employee stock purchases under a stock purchase plan, to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at the grant date, based on the fair value of the award.

Determining the appropriate fair-value model and calculating the fair value of share-based awards at the date of grant requires judgment. We use the Black-Scholes option pricing model to estimate the fair value of employee stock options and rights to purchase shares under stock plans, consistent with the provisions of SFAS 123(R). Option pricing models, including the Black-Scholes model, also require the use of input assumptions, including expected volatility, expected life, expected dividend rate, and expected risk-free rate of return. We estimate the volatility of our common stock based on the historical volatility over the most recent period corresponding with the estimated expected life of the award. We estimate expected life of the award based on historical experience with similar awards, giving consideration to the contractual terms, vesting schedules and pre-vesting and post-vesting forfeitures. Higher volatility and expected lives result in a proportional increase to share-based compensation determined at the date of grant. The expected dividend rate and expected risk-free rate of return are not as significant to the calculation of fair value. Although the fair value of our share-based awards is determined in accordance with SFAS 123(R) and SEC Staff Accounting Bulletin, or SAB, 107, Share-Based Payment, the Black-Scholes option pricing model requires the input of highly subjective assumptions, and other reasonable assumptions could provide differing results.

In addition, SFAS 123(R) requires us to develop a forfeiture rate which is an estimate of the number of share-based awards that will be forfeited prior to vesting. Quarterly changes in the estimated forfeiture rate can potentially have a significant effect on reported share-based compensation, as the effect of adjusting the forfeiture rate for all expense amortization is recognized in the period the forfeiture estimate is changed.

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

General and administrative:

General and administrative expenses include administrative personnel related salary and benefit expenses, cost of facilities, insurance, travel, legal support, property and equipment depreciation, amortization of stock options and warrants.

 Year Ended December 31, 2007 Compared to the Year Ended December 31, 2008

We recognized a loss from operations of $22.3 million for the year ended December 31, 2008 compared to a loss from operations of $16.0 million for the year ended December 31, 2007. The increase in net loss was primarily attributable to unexpected legal costs, increased staffing and costs associated with establishing the business in Switzerland.

Research and Development Expense. Research and development expense increased from $8.8 million for the year ended December 31, 2007 to $12.7 million for the year ended December 31, 2008. This increase was primarily due to:

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

General and Administrative Expense. General and administrative expense increased from $7.2 million for the year ended December 31, 2007 to $8.9 million for the year ended December 31, 2008. This increase was primarily due to:

•	costs associated with our AIM listing in the United Kingdom which were higher in 2008 than in 2007 when the initial listing occurred;

•	potentially non-recurring start-up costs (mainly consulting and travel costs) for international programs in, locations such as Switzerland, Spain and Israel;

•	legal costs associated with ongoing litigation;

•	higher staffing costs associated with expansion of our business activities in the United States and internationally; and

•	additional rent expense related to our new headquarters located in Bethesda, Maryland.

Depreciation and Amortization. Depreciation and amortization increased from $19,000 during the year ended December 31, 2007 to $22,000 for the year ended December 31, 2008 due to more assets being placed into service in 2008 compared to 2007.

Interest Expense, Net. Interest expense net decreased from $5.6 million for the year ended December 31, 2007 to approximately $821,000 for the year ended December 31, 2008. Interest expense for the year ended December 31, 2007 was primarily related to the debt discount and interest accretion associated with our then-outstanding convertible promissory notes and related warrants. As of December 31, 2007, all of the related notes were repaid. Accordingly, we did not accrue interest expense on those notes during the year ended December 31, 2008.  Interest expense in 2008 was related to notes payable from both related and non related parties and included both interest and debt discount expense.

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

General and Administrative Expense.  General and administrative expense increased 215% from approximately $2.3 million for the year ended December 31, 2006 to $7.2 million for the year ended December 31, 2007. In addition to unexpected lawyer fees  and costs associated with our AIM listing in the United Kingdom, specifically board of directors and insurance costs, general and administrative costs increased due to a number of potentially non-recurring costs including, start-up costs, mainly consulting and travel costs, due to expansion of our business activities in the United States and internationally, specifically in Switzerland, Spain and Israel; staffing costs; legal costs associated with ongoing litigation; and FAS 123(R) expense associated with stock option grants to executives.

Depreciation and Amortization.  Depreciation and amortization decreased 49% from $37,000 for the year ended December 31, 2006 to $19,000 for the year ended December 31, 2007. This decrease was primarily due to the fact that our remaining assets are either fully depreciated or were previously impaired. We acquired a minimal amount of new assets during the year ended December 31, 2007.

Interest Expense, Net and Other Income.  Interest expense increased from approximately $2.6 million for the year ended December 31, 2006 to $5.6 million for the year ended December 31, 2007. Interest expense is primarily related to the debt discount and interest accretion associated with our outstanding convertible promissory notes and warrants. Interest expense increased significantly during the year ended December 31, 2007 compared to the prior year due to the immediate amortization of the debt discount associated with the June 1, 2007 amendment to certain convertible notes payable to Toucan Partners. In addition, we recorded a warrant valuation gain of $7.1 million during the year ended December 31, 2006 with respect to the revaluation of the potential shares that could be issued in excess of the available authorized shares. See “Warrant Valuation” below for further discussion. We did not have a similar gain or loss during the year ended December 31, 2007.

Liquidity and Capital Resources

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

On August 19, 2008, the Company entered into a loan agreement with Toucan Partners, under which Toucan Partners provided the Company with debt financing in the amount of $1.0 million (the “Toucan Loan”). Under the terms of the Toucan Loan, the Company received $1.0 million in return for an unsecured promissory note in the principal amount of $1,060,000 (reflecting an original issue discount of six percent, or $60,000). The Toucan Loan has a term of six months. The note may be paid at any time without a prepayment penalty and the term may be extended in Toucan Partners discretion upon the Company’s request. At December 31, 2008, the carrying value of the Loan was $1,044,000, net of unamortized discount of $16,000. The Company amortizes the discount using the effective interest method over the term of the loan. During the year ended December 31, 2008, the Company recorded interest expense related to the amortization of the discount of $44,000. Toucan Partners may elect to have the original issue discount amount paid at maturity in shares of common stock, at a price per share equal to the average closing price of the Company’s common stock on the NASD Over-The-Counter Bulletin Board during the ten trading days prior to the execution of the loan agreement. The intrinsic value of the Toucan Loan did not result in a beneficial conversion feature.

On December 22, 2008, the Company entered into a Loan Agreement and Promissory Note with Toucan Partners.   Under the Note, Toucan has loaned the Company $500,000 (the “Toucan December Loan”).  The Note is an unsecured obligation of the Company and accrues interest at the rate of 12% per year. The term of the Note is six months, with a maturity date of June 22, 2009.  The Note may be prepaid without the consent of Toucan.   The Note contains customary representations and warranties, and affirmative and negative covenants regarding the operation of the Company’s business during the term of the Note.  In connection with the Note, the Company issued to Toucan Partners a warrant to purchase 132,500 shares of the Company’s common stock at an exercise price equal to $0.40 per share, which was the closing price of the Company’s Common Stock on the NASD Over-The-Counter Bulletin Board on December 22, 2008.  The warrant expires 5 years from the date of issuance.

Upon issuing the Note to Toucan Partners, the Company recognized the note and warrants based on their relative fair values of $453,000 and $47,000, respectively, in accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”).  The fair value of the note was determined using the Black-Scholes option pricing model. The relative fair value of the warrants was classified as a component of additional paid-in capital in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”) and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock ("EITF 00-19"), with the corresponding amount reflected as a contra-liability to the debt.  The fair value of the warrants was determined using the Black Scholes model, assuming a term of five years, volatility of 197%, no dividends, and a risk-free interest rate of 1.53%.

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

As a result of the financings described above, as of December 31, 2008, Toucan Capital held:

•	an aggregate of 19,299,486 shares of common stock;

•	warrants to purchase 14,150,732 shares of common stock at an exercise price of $0.60 per share; and

•	warrants to purchase 7,884,357 shares of common stock at an exercise price of $0.15 per share.

As a result of the financings described above, as of December 31, 2008, Toucan Partners and its managing member Ms. Linda Powers held:

•	an aggregate of 2,572,710 shares of common stock;

•	warrants to purchase 8,832,541 shares of common stock at an exercise price of $0.60 per share; and

•	warrants to purchase 132,500 shares of common stock at an exercise price of $0.40.

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

As of December 31, 2008, Toucan Capital, including the holdings of Toucan Partners, beneficially owned of 21,872,196 shares of our capital stock, representing approximately 51.5% of our outstanding common stock.

Other Financings

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

On January 16, 2009 we entered into a securities purchase agreement for $700,000 with Al Rajhi Holdings who purchased 1,000,000 shares of our common stock at $0.70 per share.

On March 27, 2009, we completed a private placement of approximately 1.4 million shares of our common stock pursuant to which we raised gross proceeds of approximately $0.7 million.

Shareholder Loan

On May 12, 2008, the Company entered into a loan agreement with Al Rajhi, under which Al Rajhi provided the Company with debt financing in the amount of $4.0 million (the “Loan”). Under the terms of the Loan, the Company received $4.0 million in return for an unsecured promissory note in the principal amount of $4,240,000 (reflecting an original issue discount of six percent, or $240,000). The Loan has an original term of six months. On November 14, 2008 Al Rajhi agreed to extend the term of the Loan on terms that are currently being negotiated.  Since November 14, 2008 and until the terms of negotiation and execution of necessary documents are complete the Company has been accruing costs related to the Loan on the same terms as those included in the original loan agreement. The note may be paid at any time without a prepayment penalty and the term may be extended in Al Rajhi’s discretion upon the Company’s request. At December 31, 2008, the carrying value of the Loan was $4,321,000.  During the year ended December 31, 2008, the Company recorded interest expense including amortization of the original issue discount of $321,000. Al Rajhi may elect to have the original issue discount amount paid at maturity in shares of Common Stock, at a price per share equal to the average closing price of the Company’s Common Stock on the NASD Over-The-Counter Bulletin Board during the ten trading days prior to the execution of the Loan agreement. The intrinsic value of the Loan did not result in a beneficial conversion feature on the maturity date of the Loan.

Other Loans

On October 1, 2008, the Company entered into a Loan Agreement (the “SDS Loan”) and Promissory Note (the “Note”) with SDS.   Under the Note, SDS loaned the Company $1.0 million.  The Note is an unsecured obligation of the Company and accrues interest at the rate of 12% per year. The term of the Note is six months, with a maturity date of April 1, 2009. SDS agreed to extend the term of the Note on terms that are currently being negotiated.   The Note may not be prepaid without the consent of SDS.  The Note contains customary representations and warranties, and affirmative and negative covenants regarding the operation of the Company’s business during the term of the Note.  In connection with the Note, the Company issued to SDS a warrant (the “Investment Warrant”) to purchase 299,046 shares of the Company’s common stock at an exercise price equal to $0.53 per share, which was the closing price of the Company’s Common Stock on the AIM on October 1, 2008.  The Investment Warrant expires 5 years from the date of issuance.

In addition to the Investment Warrant, under the terms of the Note, the Company issued SDS an additional warrant as a placement fee (the “Placement Warrant”) to purchase 398,729 shares of the Company’s Common Stock at an exercise price equal to $0.53 per share.  The Placement Warrant, which is in substantially the same form as the Investment Warrant, also expires 5 years after issuance.

Upon issuing the note to SDS, the Company recognized the note and warrants based on their relative fair values of $625,000 and $375,000 million, respectively, in accordance with APB 14.  The fair value of the note was determined using the Black-Scholes option pricing model. The relative fair value of the warrants was classified as a component of additional paid-in capital in accordance with SFAS No. 150, and EITF 00-19, , with the corresponding amount reflected as a contra-liability to the debt.  The fair value of the warrants was determined using the Black Scholes model, assuming a term of five years, volatility of 194%, no dividends, and a risk-free interest rate of 2.87%.

On dates between October 21, 2008 and November 6, 2008, the Company entered into Loan Agreements (the “Private Investor Loans”) and Promissory Notes (the “Private Investor Promissory Notes”) with SDS and a group of private investors (the “Private Investors”).  Under the Private Investor Promissory Notes, SDS loaned the Company $1 million and the Private Investors loaned the Company $650,000 for an aggregate of $1.65 million. The Private Investor Promissory Notes are unsecured obligations of the Company and accrue interest at the rate of 12% per year. The term of the Private Investor Promissory Notes is six months, with maturity dates in April 2009. The Private Investor Promissory Notes may be prepaid at the discretion of the Company any time prior to maturity.  The Private Investor Promissory Notes contain customary representations and warranties, and affirmative and negative covenants regarding the operation of the Company’s business during the term of the Private Investor Promissory Notes.  The Company granted SDS and the Private Investors piggyback registration rights for any shares of the Company’s Common Stock issued to such investors upon exercise of the warrants issued to them in connection with the Private Investor Promissory Notes.  Additionally, SDS received certain rights relating to subsequent financings, subject to the Company’s right to pre-pay SDS and avoid the rights being triggered.

  In connection with the Private Investor Promissory Notes, the Company issued to SDS and the Private Investors warrants to purchase, in the aggregate, 2,132,927 shares of the Company’s Common Stock at an exercise price of $0.41 per share.  The Warrants expire three years from the date of issuance.

Upon issuing the notes to SDS, the Company recognized the note and warrants based on their relative fair values of $1,053,000 and $597,000, respectively, in accordance with APB 14.  The fair value of the notes and warrants was determined using the Black-Scholes option pricing model. The relative fair value of the warrants was classified as a component of additional paid-in capital in accordance with SFAS 150 and EITF 00-19, with the corresponding amount reflected as a contra-liability to the debt.  The fair value of the warrants was determined using the Black Scholes model, assuming a term of three years, volatility of 158%, no dividends, and a risk-free interest rate of 1.86%.

During March 2009, the Company entered into a Loan Agreements and Promissory Notes with a group of private lenders (“Private Lenders”)  Under the Note the Private Lenders  have  loaned the Company $760,000.  The Notes are unsecured obligations of the Company and accrue interest at the rate of 6% per year. The term of the Notes is two years, with a maturity date of March 25, 2011.   The Notes may not be prepaid without the consent of Private Lenders.  The Notes contain customary representations and warranties, and affirmative and negative covenants regarding the operation of the Company’s business during the term of the Note. The Private Lenders may elect to have the total principal and accrued interest or any fraction thereof  paid at maturity in shares of Common Stock, at a price per share equal to the average closing price of the Company’s Common Stock on the NASD Over-The-Counter Bulletin Board during the five trading days prior to the execution of the Loan agreement. The intrinsic value of the Loan resulted in a beneficial conversion feature.  At the date of the filing management has not estimated the relative fair value of the beneficial conversion feature.

As of April 14, 2009, we had approximately $0.47 million of cash on hand. We will need to raise additional capital in the near future to fund our clinical trials and other operating activities. We are in discussions with multiple parties regarding potential funding transaction. However, these parties are not obligated to provide such financing.

We estimate that our current funding is sufficient to enable us to proceed with our current (reduced) activities under our DCVax®-Brain program.  Our ongoing funding requirements will depend on many factors, including the number of staff we employ, the pace of patient enrollment in our brain cancer trial, the decision of Swissmedic, and, if the decision is positive, the subsequent potential adoption of DCVax®-Brain in selected hospitals in Switzerland, the cost of establishing clinical studies and compassionate use/named patient programs in other countries, and unanticipated developments, including potential adverse developments in pending litigation and/or regulatory matters.  Without additional capital, we will not be able to proceed with significant enrollment in our DCVax®-Brain clinical trial or move forward with compassionate use/named patients programs or with any of our other product candidates for which investigational new drug applications have been cleared by the FDA. We will also be constrained in developing our second generation manufacturing processes, which offer the potential for significant reduction in product costs.

Additional funding will be required in the near future and there can be no assurance that our efforts to seek such funding will be successful. If our capital raising efforts are unsuccessful, our inability to obtain additional cash as needed could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. Our independent registered public accounting firm has indicated in its report on our financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2008 that there is substantial doubt about our ability to continue as a going concern. We may seek additional funds through the issuance of additional common stock or other securities (equity or debt) convertible into shares of common stock, which could dilute the ownership interest of our stockholders. We may seek funding from Toucan Capital or Toucan Partners or their affiliates or other third parties. Such parties are under no obligation to provide us any additional funds, and any such funding may be dilutive to stockholders and may contain restrictive covenants that could limit our ability to take certain actions.

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

On May 12, 2008, the Company entered into a loan agreement with Al Rajhi, under which Al Rajhi provided the Company with debt financing in the amount of $4.0 million (the “Loan”). Under the terms of the Loan, the Company received $4.0 million in return for an unsecured promissory note in the principal amount of $4,240,000 (reflecting an original issue discount of six percent, or $240,000). The Loan has an original term of six months. On November 14, 2008 Al Rajhi agreed to extend the term of the Loan on terms that are currently being negotiated.  Since November 14, 2008 and until the terms of negotiation and execution of necessary documents are complete the Company has been accruing costs related to the Loan on the same terms as those included in the original loan agreement. The note may be paid at any time without a prepayment penalty and the term may be extended in Al Rajhi’s discretion upon the Company’s request. At December 31, 2008, the carrying value of the Loan was $4,321,000.  During the year ended December 31, 2008, the Company recorded interest expense including  amortization of the original issue discount of $321,000. Al Rajhi may elect to have the original issue discount amount paid at maturity in shares of Common Stock, at a price per share equal to the average closing price of the Company’s Common Stock on the NASD Over-The-Counter Bulletin Board during the ten trading days prior to the execution of the Loan agreement. The intrinsic value of the Loan did not result in a beneficial conversion feature on the maturity date of the Loan.

On August 19, 2008, the Company entered into a loan agreement with Toucan Partners, under which Toucan Partners provided the Company with debt financing in the amount of $1.0 million (the “Toucan Loan”). Under the terms of the Toucan Loan, the Company received $1.0 million in return for an unsecured promissory note in the principal amount of $1,060,000 (reflecting an original issue discount of six percent, or $60,000). The Toucan Loan has a term of six months. The note may be paid at any time without a prepayment penalty and the term may be extended in Toucan Partners discretion upon the Company’s request. At December 31, 2008, the carrying value of the Loan was $1,044,000, net of unamortized discount of $16,000. The Company amortizes the discount using the effective interest method over the term of the loan. During the year ended December 31, 2008, the Company recorded interest expense related to the amortization of the discount of $44,000. Toucan Partners may elect to have the original issue discount amount paid at maturity in shares of common stock, at a price per share equal to the average closing price of the Company’s common stock on the NASD Over-The-Counter Bulletin Board during the ten trading days prior to the execution of the loan agreement. The intrinsic value of the Toucan Loan did not result in a beneficial conversion feature.

On October 1, 2008, the Company entered into a Loan Agreement (the “SDS Loan”) and Promissory Note (the “Note”) with SDS .   Under the Note, SDS has loaned the Company $1.0 million.  The Note is an unsecured obligation of the Company and accrues interest at the rate of 12% per year. The term of the Note is six months, with a maturity date of April 1, 2009.  SDS agreed to extend the term of the Note on terms that are currently being negotiated.  The Note may not be prepaid without the consent of SDS.  The Note contains customary representations and warranties, and affirmative and negative covenants regarding the operation of the Company’s business during the term of the Note.  In connection with the Note, the Company issued to SDS a warrant (the “Investment Warrant”) to purchase 299,046 shares of the Company’s common stock at an exercise price equal to $0.53 per share, which was the closing price of the Company’s Common Stock on the AIM on October 1, 2008.  The Investment Warrant expires 5 years from the date of issuance.

In addition to the Investment Warrant, under the terms of the Note, the Company issued SDS an additional warrant as a placement fee (the “Placement Warrant”) to purchase 398,729 shares of the Company’s Common Stock at an exercise price equal to $0.53 per share.  The Placement Warrant, which is in substantially the same form as the Investment Warrant, also expires 5 years after issuance.

Upon issuing the note to SDS, the Company recognized the note and warrants based on their relative fair values of $625,000 and $375,000, respectively, in accordance with APB 14.  The fair value of the note was determined using the Black-Scholes option pricing model. The relative fair value of the warrants was classified as a component of additional paid-in capital in accordance with SFAS No. 150 and EITF 00-19, with the corresponding amount reflected as a contra-liability to the debt.  The fair value of the warrants was determined using the Black Scholes model, assuming a term of five years, volatility of 194%, no dividends, and a risk-free interest rate of 2.87%.

On dates between October 21, 2008 and November 6, 2008, the Company entered into Loan Agreements (the “Private Investor Loans”) and Promissory Notes (the “Private Investor Promissory Notes”) with SDS and a group of private investors (the “Private Investors”).  Under the Private Investor Promissory Notes, SDS loaned the Company $1 million and the Private Investors loaned the Company $650,000 for an aggregate of $1.65 million. The Private Investor Promissory Notes are unsecured obligations of the Company and accrue interest at the rate of 12% per year. The term of the Private Investor Promissory Notes is six months, with maturity dates in April 2009. The Private Investor Promissory Notes may be prepaid at the discretion of the Company any time prior to maturity.  The Private Investor Promissory Notes contain customary representations and warranties, and affirmative and negative covenants regarding the operation of the Company’s business during the term of the Private Investor Promissory Notes.  The Company granted SDS and the Private Investors piggyback registration rights for any shares of the Company’s Common Stock issued to such investors upon exercise of the warrants issued to them in connection with the Private Investor Promissory Notes.  Additionally, SDS received certain rights relating to subsequent financings, subject to the Company’s right to pre-pay SDS and avoid the rights being triggered.

In connection with the Private Investor Promissory Notes, the Company issued to SDS and the Private Investors warrants to purchase, in the aggregate, 2,132,927 shares of the Company’s Common Stock at an exercise price of $0.41 per share.  The Warrants expire three years from the date of issuance.

Upon issuing the notes to SDS, the Company recognized the note and warrants based on their relative fair values of $1,053,000 and $597,000, respectively, in accordance with APB 14.  The fair value of the notes and warrants was determined using the Black-Scholes option pricing model. The relative fair value of the warrants was classified as a component of additional paid-in capital in accordance with SFAS 150 and EITF 00-19, with the corresponding amount reflected as a contra-liability to the debt.  The fair value of the warrants was determined using the Black Scholes model, assuming a term of three years, volatility of 158%, no dividends, and a risk-free interest rate of 1.86%.

On December 22, 2008, the Company entered into a Loan Agreement and Promissory Note with Toucan Partners.   Under the Note, Toucan has loaned the Company $500,000 (the “Toucan December Loan”).  The Note is an unsecured obligation of the Company and accrues interest at the rate of 12% per year. The term of the Note is six months, with a maturity date of June 22, 2009.  The Note contains customary representations and warranties, and affirmative and negative covenants regarding the operation of the Company’s business during the term of the Note.  In connection with the Note, the Company issued to Toucan Partners a warrant to purchase 132,500 shares of the Company’s common stock at an exercise price equal to $0.40 per share, which was the closing price of the Company’s Common Stock on the NASD Over-The-Counter Bulletin Board on December 22, 2008.  The warrant expires 5 years from the date of issuance.

On January 16, 2009 the Company entered into a stock purchase agreement with Al Rajhi Holding for the purchase of 1,000,000 of common stock for $700,000 in cash at $0.70 per share.  The new stock was admitted to trading on AIM on  February 16, 2009. The Company granted Al Rajhi Holdings piggyback registration rights for these shares of the Company’s common stock. The shares will not be tradable on the Company’s OTC bulletin board listing in the US without prior registration.

During March 2009, the Company entered into a Loan Agreements and Promissory Notes with a group of private lenders (“Private Lenders”)  Under the Note the Private Lenders  have  loaned the Company $760,000.  The Notes are unsecured obligations of the Company and accrue interest at the rate of 6% per year. The term of the Notes is two years, with a maturity date of March 25, 2011.   The Notes may not be prepaid without the consent of Private Lenders.  The Notes contain customary representations and warranties, and affirmative and negative covenants regarding the operation of the Company’s business during the term of the Note. The Private Lenders  may elect to have the total principal and accrued interest or any fraction thereof  paid at maturity in shares of Common Stock, at a price per share equal to the average closing price of the Company’s Common Stock on the NASD Over-The-Counter Bulletin Board during the five trading days prior to the execution of the Loan agreement. The intrinsic value of the Loan resulted in a beneficial conversion feature.  At the date of the filing management has not estimated the fair value of the beneficial conversion feature.

On March 27, 2009, the Company entered into a securities purchase agreement (the “2009 Purchase Agreement”) with a group of accredited investors pursuant to which the Company agreed to sell an aggregate of approximately 1.4 million shares of its common stock, at a price of $0.53 per share, and to issue, for no additional consideration, warrants to purchase up to an aggregate of approximately 207,000 shares of the Company’s common stock. The financing closed and stock was issued to the new investors in early April and the Company received gross proceeds of approximately $0.7 million, before cash offering expenses of approximately $36,000. The total cost of the offering recorded, including both cash and non-cash costs, was approximately $176.000 The relative fair value of the common stock was estimated to be approximately $0.7 million and the relative fair value of the warrants was estimated to be $140,000 as determined based on the relative fair value allocation of the proceeds received. The warrants were valued using the Black-Scholes option pricing model.

License Fees

On July 1, 2003, we entered into a license agreement with DakoCytomation California, Inc., under which we received a one-time $25,000 license fee and are entitled to receive minimum annual royalty payments of $10,000. Annual royalty payments of $10,000 per year were recognized as revenue in both 2007 and 2008.

Uses of Cash

We used $15.6 million in cash for operating activities during the year ended December 31, 2008, compared to $14.6 million for the year ended December 31, 2007. The increase in cash used in operating activities was a result of the increase in development activities, including increased staffing and consulting support related to manufacturing start-up, initiating the Phase II study for DCVax®-Brain, exploration and implementation of commercialization in Switzerland, exploration of compassionate use/named patient programs outside of the United States offset by an increase in accounts payable and accrued liability balances at December 31, 2008.

We used $389,000 in cash from investing activities during the year ended December 31, 2008 compared to $24,000 used in investing activities during the year ended December 31, 2007. The cash used during the year ended December 31, 2008 was related to construction of additional clean room facilities at our contract manufacturer and the cash used during the year ended December 31, 2007 consisted of purchases of property and equipment.

Contractual Obligations

The following table reflects our contractual obligations as of December 31, 2008:

		Payments Due by Period
Contractual Obligation(1)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contract Manufacturing by Related Party(2)	$3,300,000	$3,300,000	$—	$—	$—
Lease Obligations	3,696,000	420,000	876,000	924,000	1,476,000

Total	$6,996,000	$3,720,000	$876,000	$924,000	$1,476,000

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

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the required disclosures on fair value measurements. In February 2008, the FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), that deferred the effective date of SFAS 157 for one year for nonfinancial assets and liabilities recorded at fair value on a non-recurring basis. The effect of adoption of SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis did not have a material impact on the Company’s financial position and results of operations. The Company is assessing the impact of the adoption of SFAS 157 for nonfinancial assets and liabilities on the Company’s financial position and results of operations.

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

In June 2008, the FASB issued EITF Issue No. 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF 08-4”).  The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios that result from EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and SFAS Issue No.  150,  Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  EITF 08-4 is effective for financial statements issued for fiscal years ending after December 15, 2008 and early application is permitted. The Company is assessing the impact of the adoption of EITF 08-4 on its financial position and results of operations.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Market Interest Rate Risk

Our exposure to market risk is presently limited to the interest rate sensitivity of our cash which is affected by changes in the general level of U.S. interest rates. We are exposed to interest rate changes primarily as a result of our investment activities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our cash in interest-bearing instruments, primarily money market funds. Due to the short-term nature of our cash, we believe that our exposure to market interest rate fluctuations is minimal. A hypothetical 10% change in short-term interest rates from those in effect at December 31, 2008 would not have a significant impact on our financial position or our expected results of operations. Our interest rate risk management objective with respect to our borrowings is to limit the impact of interest rate changes on earnings and cash flows. Except for our loans from management, our debt is carried at a fixed 10% rate of interest. We do not have any foreign currency or other derivative financial instruments.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Attached as exhibits to this Annual Report on Form 10-K are certifications of our President and Chief Executive Officer (“CEO”) which are required pursuant to Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section of this Annual Report on Form 10-K includes information concerning the controls and controls evaluation referenced in the certifications. This section of the Annual Report on Form 10-K should be read in conjunction with the certifications for a more complete understanding of the matters presented.

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

Based on the evaluation, our President and Chief Executive Officer after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, subject to the inherent limitations noted in this Part II, Item 9A, as of December 31, 2008, our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting, as discussed below.

Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management evaluated, under the supervision and with the participation of our President and Chief Executive Officer the effectiveness of our internal control over financial reporting as of December 31, 2008.

Based on its evaluation under the framework in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, our management concluded that our internal control over financial reporting was not effective as of December 31, 2008, due to the existence of significant deficiencies constituting material weaknesses, as described in greater detail below. A material weakness is a control deficiency, or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Limitations on Effectiveness of Controls

Our management, including our President and Chief Executive Officer does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additional controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Material Weaknesses Identified

In connection with the preparation of our financial statements for the year ended December 31, 2008, certain significant deficiencies in internal control became evident to management that, in the aggregate, represent material weaknesses, including,

(i) Lack of a sufficient number of independent directors for our board and audit committee. We currently only have one independent director on our board, which is comprised of two directors, and on our audit committee, which is comprised of one director. Although we are considered a controlled company, whereby a group holds more than 50% of the voting power, and as such are not required to have a majority of our board of directors be independent. It is our intention to have an majority of independent directors in due course.

(ii) Lack of a financial expert on our audit committee. We currently do not have an audit committee financial expert, as defined by SEC regulations on our audit committee as defined by the SEC.

(iii) Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the year ended December 31, 2008, we had one person on staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

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

As part of the communications by Peterson Sullivan, LLP, (“Peterson Sullivan”), with our Audit Committee with respect to Peterson Sullivan’s audit procedures for fiscal 2008, Peterson Sullivan informed the audit committee that these deficiencies constituted material weaknesses, as defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board (“PCAOB”).

Plan for Remediation of Material Weaknesses

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies. We intend to consider the results of our remediation efforts and related testing as part of our year-end 2009 assessment of the effectiveness of our internal control over financial reporting.

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

•
We  are attempting to hire additional qualified and experienced accounting personnel to perform the month-end review and closing processes as well as provide additional oversight and supervision within the accounting department. We are in the process of establishing more rigorous review procedures. In addition, we have changed our accounting system to make it simpler and more appropriate for a company our size.

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

Changes in Internal Controls over Financial Reporting

There were no significant changes in internal control over financial reporting during the fourth quarter of 2008 that materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Our directors and their ages and positions, as of April 13, 2009, are as follows.  Ms. Powers’ biography follows the table. Dr. Boynton’s  biography is included under “Executive Officers of Northwest Biotherapeutics, Inc.” in Part I of this report.

Name	Age	Position
Alton L. Boynton, Ph.D.	64	President, Chief Executive Officer, Secretary and Director
Linda F. Powers	53	Director, Chairperson

Linda F. Powers.  Ms. Powers has served as the Chairperson of our Board of Directors since her appointment on May 17, 2007. Ms. Powers has served as managing director of Toucan Capital Corporation, a provider of venture capital since 2001. She has over 15 years experience in corporate finance and restructurings, mergers and acquisitions joint ventures and intellectual property licensing. Ms. Powers is a board member of M2GEN, an affiliate of Moffitt Cancer Center (the third largest cancer center in U.S.), a board member of the Trudeau Institute, well known for its specialization in immunology.  She was the Chair of the Maryland Stem Cell Research Commission for the first two years of the state’s stem cell funding program. Ms. Powers has been appointed to three Governors’ commissions created to determine how to build the respective states’ biotech and other high-tech industries. She served as the Deputy Assistant Secretary of Commerce in the George H. W. Bush, Sr. administration. She was co-lead negotiator for the U.S. on the North American Free Trade Agreement financial sector agreement, which opened banking, securities, insurance, pension fund and related opportunities in Canada and Mexico. Ms. Powers serves on the steering committee of the National Academy of Sciences evaluating Federal grant programs, and on the Advisory Board of the US Department of Commerce NIST Advanced Technology Program. Ms. Powers also serves on the boards of directors of six private biotechnology companies. Ms. Powers holds a B.A. from Princeton University, where she graduated magna cum laude and Phi Beta Kappa. She also earned a JD, magna cum laude, from Harvard Law School. Ms. Powers is also a member of the Audit Committee, Compensation Committee and Nominations Committee.

For information pertaining to our executive officers, refer to “Executive Officers of Northwest Biotherapeutics, Inc.” included in Part I, Item 1 of this Annual Report on Form 10-K.

Board of Directors

Our Board of Directors consists of one non-employee director and one director who is currently employed by us. The Board has established the following committees:

Audit Committee

The Audit Committee has responsibility for recommending the appointment of our independent accountants, supervising our finance function (which includes, among other matters, our investment activities), reviewing our internal accounting control policies and procedures, and providing the Board such additional information and materials as it may deem necessary to make the Board aware of significant financial matters which require the attention of the Board. The Audit Committee provides the opportunity for direct contact between our independent registered public accounting firm and the Board. The Board has adopted a written charter for the Audit Committee and its current member, Linda F. Powers, is a non-employee director.

Compensation Committee

The Compensation Committee is responsible for determining the overall compensation levels of our executive officers and administering our stock option plans. The Board has adopted a written charter for the Compensation Committee and its current member is  Linda F. Powers a non-employee.

Nominations Committee

The Nominations Committee is responsible for identifying and nominating members of the Board, recommending directors to be appointed to each committee of the Board and the chair of such committees, and overseeing the evaluation of the Board. The Board has adopted a written charter for the Nominations Committee and its current member is a  non-employee director Linda F. Powers. The Nominations Committee will consider nominees recommended by stockholders pursuant to the procedures outlined in the Company’s Bylaws and as set forth herein. No Nominations Committee meetings were held during the year ended December 31, 2008.

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

None of our directors meet the definition of an “audit committee financial expert” as defined by the SEC. We intend to recruit one or more additional non-executive directors in due course, including one person who qualifies as an audit committee financial expert but may not be able to do so.

Item 11.  Executive Compensation

Compensation Discussion and Analysis

Our Process

Typically, our executive compensation is comprehensively assessed and analyzed annually; however, given our limited funding since 2002, our executives have received infrequent increases in their compensation. During 2007, our Chief Technical Officer received an increase in base salary based on performance and in order to take steps to be more competitive in the market. During 2007, our executives also received equity based incentives.  No salary increases  or equity based incentives were granted during 2008.

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

Equity-Based Incentives

We provide our executive officers with long-term incentives through our 1998 Plan, 1999 Plan, 2001 Plan, Employee Plan and beginning in 2007, our 2007 Stock Option Plan (each, as defined under “— Equity Plans” below), all described in more detail below. On June 22, 2007, we amended the 1998 Plan, 1999 Plan, 2001 Plan and Employee Plan such that no further stock option grants may be made under any of such plans. The primary objective of these plans is to provide an incentive for employees, including our executive officers, to make decisions and take actions that maximize long-term stockholder value. The plans are designed to promote this long-term focus by using discretionary grants and long-term vesting periods. Subject to the terms of the plans, the Compensation Committee determines the terms and conditions of options granted under the plans, including the exercise price, which is based on fair value of our stock on the date of grant. For various motivation and retention considerations, option awards granted subsequent to our initial public offering in December 2001 generally vest over four years. The Compensation Committee believes that stock options provide an incentive for employees, allowing us to attract and retain high quality management and staff. Stock options were issued to our executives in 2007. No stock options were issued to executive officers in 2008.

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

Perquisites

Historically, we have offered only a very limited number of perquisites to our executives as an incremental benefit to recognize their position within the Company. No perquisites of any kind were offered to executives in 2008.

Compensation of the President and Chief Executive Officer

In assembling the compensation package for our President and Chief Executive Officer, the Compensation Committee considers our annual and long-term performance, the performance of the President and Chief Executive Officer, and our cash resources and needs. Although the Committee’s overall goal is to set the President and Chief Executive Officer’s salary at the median level for competitors that are similar in industry size and performance, the actual level approved by the Committee may be higher or lower based upon the Committee’s subjective evaluation of the foregoing. Consistent with the foregoing, the Compensation Committee set the base salary for the President and Chief Executive Officer at $331,250 for fiscal 2008. The President and Chief Executive Officer did not receive an increase in salary or a bonus for 2008. In connection with our initial public offering on AIM, in December 2007, the Board of Directors granted the President and Chief Executive Officer an option to purchase shares of our common stock.

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

REPORT OF THE COMPENSATION COMMITTEE1

We, the Compensation Committee of the Board of Directors, have reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) within the Executive Compensation section of this Annual Report on Form 10-K with the management of the Company. Based on such review and discussion, we have recommended to the Board of Directors that the CD&A be included in the Company’s Annual Report on Form 10-K for the year ending December 31, 2008.

Submitted by the Compensation Committee of the Board of Directors:

Linda F. Powers

Summary Compensation

The Company granted options to its executive officers and management in December 2007. We did not issue any option or stock awards to our executives in the year ended December 31, 2008.

1 The material in this report is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.

Summary Compensation Table

The following table sets forth certain information concerning compensation paid or accrued to our named executive officers (the “Named Executive Officers”) during the years ended December 31, 2008, 2007 and 2006.

Name and Principal Position	Year	Salary	Bonus	Option Awards(3)	All Other Compensation(1)	Total

Alton L. Boynton, Ph.D.	2008	$331,250	—	$—	$504	$331,754
President, Chief Executive	2007	$331,250	—	$2,011,680	$1,828	$2,344,758
Officer, Chief Scientific Officer and Secretary(2)	2006	$330,802	—	—	$2,993	$333,795

Anthony P. Deasey (4)	2008	$215,331	—	$—	$378	$215,709
Senior Vice President and Chief Financial Officer	2007	$63,462	—	$115,268	—	$178,730
	2006	$—	—	$—	—	$—

Jim Johnston(5)	2008	$—	—	—	—	$—
Chief Financial Officer and	2007	$96,718	—	—	—	$96,718
General Counsel	2006	$—	—	$—	—	$—

Marnix L. Bosch, Ph.D., M.B.A.	2008	$250,000	—	$—	$672	$250,672
Chief Technical Officer	2007	$224,980	—	$471,661	$482	$697,123
	2006	$167,021	—	$1,344	$982	$169,347

(1)
All Other Compensation for the years ended December 31, 2008, 2007 and 2006 consisted of Company-paid premiums on term life insurance coverage up to 1.5 times the employee’s annual salary and earned but unpaid accrued vacation payments. Additionally in 2006, we provided matching contributions to the employee’s 401(k) plan accounts up to a maximum of $3,000.

(2)	Dr. Boynton was appointed as our Chief Executive Officer in June 2007. Dr. Boynton served as our Chief Operating Officer and our principal executive officer during 2006.

(3)
Represents the amount recognized for financial statement reporting purposes for 2008, 2007 and 2006 in respect of outstanding option awards in accordance with SFAS 123(R), excluding any impact of assumed forfeiture rates. The assumptions made in valuing option awards reported in this column are discussed in Note 3, Stock-Based Compensation Plans to our consolidated financial statements for the years ended December 31, 2008, 2007 and 2006, included elsewhere in this Annual Report on Form 10-K.

(4)	Effective October 1, 2007, we named Anthony P. Deasey as our Chief Financial Officer. Mr. Deasey resigned from this position effective August 12, 2008.

(5)	Effective March 1, 2007, we named Jim Johnston as our Chief Financial Officer and General Counsel. Mr. Johnston resigned from these positions effective August 28, 2007.

Given our financial status, there are no regularly scheduled increases in compensation.

Grants of Plan-Based Awards in 2008

The following table provides information about equity awards granted to the Named Executive Officers during the year ended December 31, 2008. We did not grant any stock options, stock appreciation rights or restricted stock to Named Executive Officers during the fiscal year ended December 31, 2008.

Outstanding Equity Awards at Fiscal Year-End

The following table shows outstanding stock option awards classified as exercisable and unexercisable as of December 31, 2008.

(a)	(b)		(c)	(d)	(e)
	Number of Securities		Number of Securities	Option
	Underlying Unexercised		Underlying Unexercised	Exercise	Option
	Options (#)		Options (#)	Price	Expiration
Name	Exercisable		Unexercisable	($)	Date
Alton L. Boynton	11,014	(1)	0	$12.85	11/16/09
	5,286	(1)	0	18.75	04/18/11
	6,666	(1)	0	1.35	2/18/13
	125,142	(2)	1,251,420	0.60	12/31/11
Anthony P. Deasey(3)	—		—
Jim Johnston(6)	1,667		0	3.15	3/18/15
Marnix L. Bosch	1,000	(4)	0	12.75	5/16/10
	333	(4)	0	18.75	11/14/10
	333	(4)	0	18.75	09/20/11
	833	(4)	0	75.00	01/10/12
	3,194	(4)	139	1.35	2/18/13
	4,000	(4)	1,333	1.80	12/01/13
	273,502	(5)	558,038	0.60	12/31/11

(1)
These options were granted under the 1999 Plan, the 2001 Plan and under Dr. Boynton’s previous employment agreement. Each of these option grants vests over a four year period. One-fourth of each option grant vests on the first anniversary of the grant date and the remaining three-fourths of each grant vests in equal monthly installments over the remaining three year vesting period.

(2)
This option was granted under the 2007 Stock Option Plan. This option grant vests over a three and one-half year period. Approximately 29% the option grant was vested immediately upon grant with respect to prior service performed. Approximately 17% vests on the first anniversary of the AIM offering (June 22, 2008) and the remaining portion vests in equal monthly installments over the remaining three year vesting period. These options were granted in recognition of past service to the Company and have an exercise price of $0.60 per share, which is equal to the conversion price of warrants issued to Toucan Partners under the Conversion Agreement. In accordance with Dr. Boynton’s option agreement as options to 1,430,846 shares had not been exercised as of December 31, 2008  such options were forfeited.

(3)	Mr. Deasey resigned on August 12, 2008 and in accordance with his option agreement all of his vested and unvested options were forfeited.

(4)
These options were granted under the 1999 Plan and the 2001 Plan. Each of these option grants vests over a four year period. One-fourth of each option grant vests on the first anniversary of the grant date and the remaining three-fourths of each grant vests in equal monthly installments over the remaining three year vesting period.

(5)
This option was granted under the 2007 Stock Option Plan. This option grant vests over a three and one-half year period. Approximately 19% of the option grant was vested immediately upon grant with respect to prior service performed. Approximately 21% vests on the first anniversary of the AIM offering (June 22, 2008) and the remaining portion vests in equal monthly installments over the remaining three year vesting period. These options were granted in recognition of past service to the Company and have an exercise price of $0.60 per share, which is equal to the conversion price of warrants issued to Toucan Partners under the Conversion Agreement. In accordance with Dr. Bosch’s option agreement as options to purchase 250,000 shares had not been exercised as of December 31, 2008  such options were forfeited.

(6)	These options were granted prior to Mr. Johnston’s employment with us and are fully vested.

Option Exercises and Stock Vested

No options were exercised by and no stock awards vested for the Named Executive Officers during 2008.

Pension Plans, Deferred Compensation and Severance Agreements

We do not currently offer any such plans or compensation or have any such agreements in place.

Director Compensation

The following table sets forth certain information concerning compensation paid or accrued to our non-executive directors during the year ended December 31, 2008.

Name	Year	Fees Earned or Paid in Cash	All Other Compensation(1)	Total
Linda F. Powers	2008	$73,860	$—	$73,860
R. Steve Harris	2008	$33,744	$—	$33,744

Only non-employee directors receive director fees. Effective June 22, 2007, we are required to pay Linda F. Powers, as Chairperson and a non-executive member of the Board of Directors, £50,000 (approximately $100,000) per annum for her services. Also effective June 22, 2007, we were required to pay R. Steve Harris, as a non-executive member of the Board of Directors, £30,000 (approximately $60,000) per annum for his services. R. Steve Harris resigned as a director on June 30, 2008.

Compensation Committee Interlocks and Insider Participation

From January 1, 2007 to June 22, 2007, Dr. Boynton was the sole member of our Compensation Committee and served as our President, Chief Operating Officer and Chief Scientific Officer. In addition, as discussed further under “Transactions with Related Persons” below, in 2006, Dr. Boynton exercised warrants and convertible loans covering 126,365 and 146,385 shares of our common stock, respectively. In June 2007, Dr. Boynton was replaced by Linda F. Powers and R. Steve Harris as members of the Compensation Committee. During 2008, none of our executive officers served as a member of the compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director on our Board or as a member of our Compensation Committee. None of our executive officers served during 2008 as a director of any other entity, one of whose executive officers served as a director on our Board or as a member of our Compensation Committee.

Equity Plans

The Company maintains several plans under which our directors and employees may be granted equity awards, generally in the form of stock options. A brief description of these plans follows. Effective June 22, 2007, the Company amended the 1998 Stock Option Plan, the 1999 Executive Stock Option Plan and the 2001 Stock Option Plan such that no further option grants may be made under those plans.

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

2007 Stock Option Plan

We established a stock option plan, which became effective on June 15, 2007 (the “2007 Stock Option Plan”). In April 2008, the Company increased the number of shares reserved for issuance under the 2007 Stock Option Plan by 519,132 shares of its common stock for an aggregate of 6,000,000 shares of its common stock, par value $0.001 per share (“Common Stock”), reserved for issue in respect of options granted under the plan. The plan provides for the grant to our employees, as well as parent company, if any, and subsidiaries, including officers and employee directors, of “incentive stock options” within the meaning of Section 422 of the Code and for the grant of non-statutory stock options to our employees, officers, directors, including non-employee directors, and consultants, as well as parent company, if any, and subsidiaries. To the extent an optionee would have the right in any calendar year to exercise for the first time one or more incentive stock options for shares having an aggregate fair market value, under all of our plans and determined as of the grant date, in excess of $100,000, any such excess options will be treated as non-statutory options. As of December 31, 2008, net of forfeitures, a total of 2,888,566 shares remained available for issuance under this plan.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information regarding the beneficial ownership of our common stock as of April 13, 2009 by:

•	each person, or group of affiliated persons, who is known by us to own beneficially 5% or more of any class of our equity securities;

•	our directors;

•	each of our named executive officers, as defined in Item 402(a)(3) of Regulation S-K; and

•	our directors and executive officers as a group.

The applicable percentages of ownership are based on an aggregate of 45,069,872 shares of common stock issued and outstanding on April 13, 2009. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed shares of common stock subject to options, warrants, convertible preferred stock or convertible notes held by that person that are currently exercisable or exercisable within 60 days of April 13, 2009.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage(1)
Officers and Directors
Alton L. Boynton, Ph.D.(2)	536,877	1.2
Anthony P. Deasey	—	—
Marnix L. Bosch, Ph.D., M.B.A.(3)	441,626	1.0
Linda F. Powers(4)	52,872,326	69.5
R. Steve Harris	—	—
All executive officers and directors as a group (5 persons)(5)	3,551,213	7.8
5% Security Holders
Toucan Capital Fund II, L.P.(6)	41,334,575	61.6
7600 Wisconsin Avenue, Suite 700, Bethesda, MD 20814
Toucan Partners, LLC(7)	8,965,041	16.6
7600 Wisconsin Avenue, Suite 700, Bethesda, MD 20814
Al Rajhi Holdings	5,500,000	12.2
Rue Maurice 3 1204 Geneve Switzerland
IS Partners Investment Solutions
AG Helium Special Situations Fund	2,302,632	5.1
Limmatquai 2 8001 Zurich PO Box 463 8024 Zurich Switzerland

(1)	Percentage represents beneficial ownership percentage of common stock calculated in accordance with SEC rules and does not equate to voting percentages.

(2)	Includes 356,778 shares of common stock issuable upon exercise of options that are exercisable within 60 days of April 13, 2009.

(3)	Includes 376,199 shares of common stock issuable upon exercise of options that are exercisable within 60 days of April 13, 2009.

(4)
Includes (i) 19,299,486 shares of common stock held by Toucan Capital; (ii) 22,035,089 shares of common stock currently issuable upon exercise of warrants that are exercisable within 60 days of April 13, 2009 held by Toucan Capital; (iii) 8,965,041 shares of common stock currently issuable upon exercise of warrants that are exercisable within 60 days of April 13, 2009 held by Toucan Partners. Ms. Powers is a managing member of Toucan Management, LLC, which is the manager of Toucan Capital, and is a managing member of Toucan Partners. Ms. Powers disclaims beneficial ownership as to all such shares of common stock.

(5)
Includes 734,144 shares issuable to officers and directors upon exercise of options that are exercisable within 60 days of April 13, 2009. Excludes 50,299,616 shares of common stock as to which Ms. Powers disclaims beneficial ownership. See Note 4 above.

(6)	Includes 22,035,089 shares of common stock currently issuable upon exercise of warrants that are exercisable within 60 days of April 13, 2009 held by Toucan Capital.

(7)	Includes 8,965,041 shares of common stock currently issuable upon exercise of warrants that are exercisable within 60 days of April 13, 2009 held by Toucan Partners.

Equity Compensation Plan Information

The following table sets out information regarding our common stock that may be issued upon the exercise of options, warrants and other rights granted to employees, consultants or directors under all of our existing equity compensation plans, as of December 31, 2009:

Plan category	Number of Shares to be Issued Upon Exercise of Outstanding Options and Warrants	Weighted-Average Exercise Price of Outstanding Options and Warrants	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by security holders	3,192,240	$0.72	2,855,566
Total	3,192,240		2,855,566

Item 13.  Certain Relationships and Related Transactions, and Director Independence

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

On August 19, 2008, the Company entered into a loan agreement with Toucan Partners, under which Toucan Partners provided the Company with debt financing in the amount of $1.0 million (the “Toucan Loan”). Under the terms of the Toucan Loan, the Company received $1.0 million in return for an unsecured promissory note in the principal amount of $1,060,000 (reflecting an original issue discount of six percent, or $60,000). The Toucan Loan has a term of six months. The note may be paid at any time without a prepayment penalty and the term may be extended in Toucan Partners discretion upon the Company’s request. At December 31, 2008, the carrying value of the Loan was $1,044,000, net of unamortized discount of $16,000. The Company amortizes the discount using the effective interest method over the term of the loan. During the year ended December 31, 2008, the Company recorded interest expense related to the amortization of the discount of $44,000. Toucan Partners may elect to have the original issue discount amount paid at maturity in shares of common stock, at a price per share equal to the average closing price of the Company’s common stock on the NASD Over-The-Counter Bulletin Board during the ten trading days prior to the execution of the loan agreement. The intrinsic value of the Toucan Loan did not result in a beneficial conversion feature.

On December 22, 2008, the Company entered into a Loan Agreement and Promissory Note with Toucan Partners.   Under the Note, Toucan has loaned the Company $500,000 (the “Toucan December Loan”).  The Note is an unsecured obligation of the Company and accrues interest at the rate of 12% per year. The term of the Note is six months, with a maturity date of June 22, 2009.  The Note contains customary representations and warranties, and affirmative and negative covenants regarding the operation of the Company’s business during the term of the Note.  In connection with the Note, the Company issued to Toucan Partners a warrant to purchase 132,500 shares of the Company’s common stock at an exercise price equal to $0.40 per share, which was the closing price of the Company’s Common Stock on the NASD Over-The-Counter Bulletin Board on December 22, 2008.  The warrant expires 5 years from the date of issuance.

Upon issuing the note to Toucan Partners, the Company recognized the note and warrants based on their relative fair values of $453,000 and $47,000, respectively, in accordance with APB 14.  The fair value of the note was determined using the Black-Scholes option pricing model. The relative fair value of the warrants was classified as a component of additional paid-in capital in accordance with SFAS No. 150,  and EITF 00-19, with the corresponding amount reflected as a contra-liability to the debt.  The fair value of the warrants was determined using the Black Scholes model, assuming a term of five years, volatility of 197%, no dividends, and a risk-free interest rate of 1.53%.

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

As a result of the financings described above, as of December 31, 2008, Toucan Capital held:

•	an aggregate of 19,299,486 shares of common stock;

•	warrants to purchase 14,150,732 shares of common stock at an exercise price of $0.60 per share; and

•	warrants to purchase 7,884,357 shares of common stock at an exercise price of $0.15 per share.

As a result of the financings described above, as of December 31, 2008, Toucan Partners and its managing member Ms. Linda Powers held:

•	an aggregate of 2,572,710 shares of common stock; and

•	warrants to purchase 8,832,541 shares of common stock at an exercise price of $0.60 per share.

•	warrants to purchase 132,500 shares of common stock at an exercise price of $0.40

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

As of December 31, 2008, Toucan Capital, including the holdings of Toucan Partners, beneficially owned of 21,872,196 shares of our capital stock, representing approximately 51.5% of our outstanding common stock.

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

During the years ending December 31, 2006, 2007 and 2008, respectively, we recognized approximately $2.4 million, $5.8 million and $7.8 million of research and development costs related to this service agreement. As of December 31, 2007 and 2008, the Company owed Cognate approximately $1.5 million and $1.1, respectively.

Director Independence

Ms. Powers, who is a member of our Audit Committee, Compensation Committee and Nominations Committee, is not an “independent director” under the rules of the NASDAQ Stock Market.

Item 14.  Principal Accountant Fees and Services

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2008 and 2007 by Peterson Sullivan, our principal independent registered public accounting firm.

Fiscal Year Ended December 31:	2008	2007
Audit Fees	$152,979	$80,456
Audit-Related Fees	—	12,000
Tax Fees	5,930	3,225
All Other Fees	—	—
Total	$158,909	$95,681

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

(3) Exhibits

See Exhibit Index on page 102.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Northwest Biotherapeutics, Inc.
Bethesda, Maryland

We have audited the accompanying consolidated balance sheets of Northwest Biotherapeutics, Inc. (a development stage company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2008, and for the period from March 18, 1996 (date of inception) to December 31, 2008.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northwest Biotherapeutics, Inc. (a development stage company) as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008, and for the period from March 18, 1996 (date of inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has experienced recurring losses from operations since inception, net operating cash flow deficits, and has a deficit accumulated during the development stage.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Seattle, Washington
April 10, 2009

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2008
	(In thousands)
ASSETS
Current assets:
Cash	$7,861	$16
Accounts receivable	—	1
Prepaid expenses and other current assets	823	1,057
Total current assets	8,684	1,074
Property and equipment:
Laboratory equipment	29	29
Office furniture and other equipment	94	82
Construction in progress	—	387
	123	498
Less accumulated depreciation and amortization	(104)	(104)
Property and equipment, net	19	394
Deposit and other non-current assets	3	12
Total assets	$8,706	$1,480
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$846	$3,420
Accounts payable, related party	161	656
Accrued expenses	1,006	1,298
Accrued expense, related party	886	905
Notes payable, net of warrant related discount ($603)	—	6,047
Note payable to related parties, net of warrant related discount ($46)	—	1,454
Total current liabilities	2,899	13,780
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized and none issued and outstanding
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2007 and 2008, and 42,346,085 and 42,492,853 shares issued and outstanding at December 31, 2007 and 2008, respectively	42	42
Additional paid-in capital	148,064	152,308
Deficit accumulated during the development stage	(142,295)	(164,626)
Cumulative translation adjustment	(4)	(24)
Total stockholders’ equity (deficit)	5,807	(12,300)
Total liabilities and stockholders’ equity	$8,706	$1,480

See accompanying notes to the consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

				Period from
				March 18, 1996
				(Inception) to
	Year Ended December 31,			December 31,
	2006	2007	2008	2008
	(In thousands, except per share data)
Revenues:
Research materials sales	$80	$10	$10	$550
Contract research and development from related parties	—	—	—	1,128
Research grants and other	—	—	—	1,061
Total revenues	80	10	10	2,739
Operating costs and expenses:
Cost of research material sales	—	—	—	382
Research and development	3,777	8,778	12,703	57,325
General and administrative	2,273	7,171	8,906	49,044
Depreciation and amortization	37	19	22	2,344
Loss on facility sublease	—	—	—	895
Asset impairment loss and other (gain) loss	(10)	—	—	2,056
Total operating costs and expenses	6,077	15,968	21,631	112,046
Loss from operations	(5,997)	(15,958)	(21,621)	(109,307)
Other income (expense):
Warrant valuation	7,127	—	—	6,759
Gain on sale of intellectual property and property and equipment	—	—	8	3,664
Interest expense	(2,564)	(5,629)	(821)	(22,151)
Interest income	39	340	103	1,218
Net loss	(1,395)	(21,247)	(22,331)	(119,817)
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	—	(12,349)	—	(12,349)
Modification of Series A preferred stock warrants	—	(2,306)	—	(2,306)
Modification of Series A-1 preferred stock warrants	—	(16,393)	—	(16,393)
Series A preferred stock dividends	—	(334)	—	(334)
Series A-1 preferred stock dividends	—	(917)	—	(917)
Warrants issued on Series A and Series A-1 preferred stock dividends	—	(4,664)	—	(4,664)
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	(1,872)
Series A preferred stock redemption fee	—	—	—	(1,700)
Beneficial conversion feature of Series D preferred stock	—	—	—	(4,274)
Net loss applicable to common stockholders	$(1,395)	$(58,210)	$(22,331)	$(164,626)
Net loss per share applicable to common stockholders — basic and diluted	$(0.39)	$(2.38)	$(0.53)
Weighted average shares used in computing basic and diluted loss per Share	3,562	24,420	42,425

See accompanying notes to the consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

									Deficit
									Accumulated
			Preferred Stock		Preferred Stock		Additional		During the	Cumulative	Total
	Common Stock		Series A	Series A-1			Paid-In	Deferred	Development	Translation	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Adjustment	Equity (Deficit)
	(In thousands)
Balances at March 18, 1996	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—
Accretion of membership units mandatory redemption obligation	—	—	—	—	—	—	—	—	(106)	—	(106)
Comprehensive loss — net loss	—	—	—	—		—	—	—	(1,233)	—	(1,233)
Balances at December 31, 1996	—	—	—	—	—	—	—	—	(1,339)	—	(1,339)
Accretion of membership units mandatory redemption obligation	—	—	—	—	—	—	—	—	(275)	—	(275)
Comprehensive loss — net loss	—	—	—	—	—	—	—	—	(2,560)	—	(2,560)
Balances at December 31, 1997	—	—	—	—	—	—	—	—	(4,174)	—	(4,174)
Conversion of membership units to common stock	2,203	2	—	—	—	—	—	—	(2)	—	—
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	—	—	—	—	(329)	—	(329)
Comprehensive loss — net loss	—	—	—	—	—	—	—	—	(4,719)	—	(4,719)
Balances at December 31, 1998	2,203	2	—	—	—	—	—	—	(9,224)	—	(9,222)
Issuance of Series C preferred stock warrants for services related to sale of Series C preferred shares	—	—	—	—	—	—	394	—	—	—	394
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	—	—	—	—	(354)	—	(354)
Comprehensive loss — net loss	—	—	—	—	—	—	—	—	(5,609)	—	(5,609)
Balances at December 31, 1999	2,203	2	—	—	—	—	394	—	(15,187)	—	(14,791)
Issuance of Series C preferred stock warrants in connection with lease agreement	—	—	—	—	—	—	43	—	—	—	43
Exercise of stock options for cash	2	—	—	—	—	—	1	—	—	—	1
Issuance of common stock at $0.85 per share for license rights	5	—	—	—	—	—	4	—	—	—	4
Issuance of Series D preferred stock warrants in convertible promissory note offering	—	—	—	—	—	—	4,039	—	—	—	4,039
Beneficial conversion feature of convertible promissory notes	—	—	—	—	—	—	1,026	—	—	—	1,026
Issuance of Series D preferred stock warrants for services related to sale of Series D preferred shares	—	—	—	—	—	—	368	—	—	—	368
Issuance of common stock warrants in conjunction with issuance of promissory note	—	—	—	—	—	—	3	—	—	—	3
Cancellation of common stock	(275)	—	—	—	—	—	—	—	—	—	—
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	—	—	—	—	(430)	—	(430)
Comprehensive loss — net loss	—	—	—	—		—	—	—	(12,779)	—	(12,779)
Balances at December 31, 2000	1,935	2	—	—	—	—	5,878	—	(28,396)	—	(22,516)
Issuance of Series D preferred stock warrants in conjunction with refinancing of note payable to stockholder	—	—	—	—	—	—	225	—	—	—	225
Beneficial conversion feature of convertible promissory note	—	—	—	—	—	—	456	—	—	—	456
Beneficial conversion feature of Series D preferred stock	—	—	—	—	—	—	4,274	—	(4,274)	—	—
Issuance of Series D preferred stock warrants for services related to the sale of Series D preferred shares	—	—	—	—	—	—	2,287	—	—	—	2,287
Exercises of stock options and warrants for cash	1,158	1	—	—	—	—	407	—	—	—	408
Issuance of common stock in initial public offering for cash, net of offering costs of $2,845	4,000	4	—	—	—	—	17,151	—	—	—	17,155
Conversion of preferred stock into common stock	9,776	10	—	—	—	—	31,569	—	—	—	31,579
Series A preferred stock redemption fee	—	—	—	—	—	—	—	—	(1,700)	—	(1,700)
Issuance of stock options to nonemployees for services	—	—	—	—	—	—	45	—	—	—	45
Deferred compensation related to employee stock options	—	—	—	—	—	—	1,330	(1,330)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	314	—	—	314
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	—	—	—	—	(379)	—	(379)
Comprehensive loss — net loss	—	—	—	—	—	—	—	—	(10,940)	—	(10,940)
Balances at December 31, 2001	16,869	17	—	—	—	—	63,622	(1,016)	(45,689)	—	16,934
Issuance of unregistered common stock	1,000	1	—	—	—	—	199	—	—	—	200
Issuance of common stock, Employee Stock Purchase Plan	9	—	—	—	—	—	6	—	—	—	6
Issuance of common stock warrants to Medarex	—	—	—	—	—	—	80	—	—	—	80
Issuance of restricted stock to nonemployees	8	—	—	—	—	—	34	—	—	—	34
Issuance of stock options to nonemployees for service	—	—	—	—	—	—	57	—	—	—	57
Issuance of stock options to employees	—	—	—	—	—	—	22	(22)	—	—	—
Cancellation of employee stock options	—	—	—	—	—	—	(301)	301	—	—	—
Exercise of stock options and warrants for cash	32	—	—	—	—	—	18	—	—	—	18
Deferred compensation related to employee restricted stock option	99	—	—	—	—	—	449	(449)	—	—	—
Cancellation of employee restricted stock grants	(87)	—	—	—	—	—	(392)	392	—	—	—
Amortization of deferred compensation, net	—	—	—	—	—	—	—	350	—	—	350
Comprehensive loss — net loss	—	—	—	—	—	—	—	—	(12,804)	—	(12,804)
Balances at December 31, 2002	17,930	18	—	—	—	—	63,794	(444)	(58,493)	—	4,875
Issuance of unregistered common stock to Medarex	1,000	1	—	—	—	—	199	—	—	—	200
Issuance of unregistered common stock to Nexus	90	—	—	—	—	—	35	—	—	—	35
Issuance of common stock warrants to Medarex	—	—	—	—	—	—	80	—	—	—	80
Issuance of warrants with convertible promissory note	—	—	—	—	—	—	221	—	—	—	221
Beneficial conversion feature of convertible promissory note	—	—	—	—	—	—	114	—	—	—	114
Issuance of common stock, Employee Stock Purchase Plan	4	—	—	—	—	—	—	—	—	—	—
Exercise of stock options and warrants for cash	8	—	—	—	—	—	—	—	—	—	—
Cancellation of employee restricted stock grants	(4)	—	—	—	—	—	(20)	20	—	—	—
Cancellation of employee stock options	—	—	—	—	—	—	(131)	131	—	—	—
Amortization of deferred compensation, net	—	—	—	—	—	—	—	240	—	—	240
Non-employee stock compensation	—	—	—	—	—	—	2	—	—	—	2
Comprehensive loss — net loss	—	—	—	—	—	—	—	—	(5,752)	—	(5,752)
Balances at December 31, 2003	19,028	19	—	—	—	—	64,294	(53)	(64,245)	—	15
Issuance of warrants with convertible promissory note	—	—	—	—	—	—	1,711	—	—	—	1,711
Beneficial conversion feature of convertible promissory note	—	—	—	—	—	—	1,156	—	—	—	1,156
Issuance of common stock, Employee Stock Purchase Plan	1	—	—	—	—	—	—	—	—	—	—
Cancellation of employee stock options	—	—	—	—	—	—	(5)	5	—	—	—
Amortization of deferred compensation, net	—	—	—	—	—	—	—	41	—	—	41
Warrant valuation			—	—	—	—	368	—	—	—	368
Comprehensive loss — net loss	—	—	—	—	—	—	—	—	(8,508)	—	(8,508)
Balances at December 31, 2004	19,029	19	—	—	—	—	67,524	(7)	(72,753)	—	(5,217)
Issuance of unregistered common stock and preferred stock to Toucan Capital	—	—	32,500	33	—	—	1,243	—	—	—	1,276
Issuance of stock options to non-employees for services	—	—	—	—	—	—	3	—	—	—	3
Issuance of warrants with convertible promissory note	—	—	—	—	—	—	1,878	—	—	—	1,878
Exercise of stock options and warrants for cash	49	—	—	—	—	—	4	—	—	—	4
Amortization of deferred compensation, net	—	—	—	—	—	—	—	7	—	—	7
Beneficial conversion feature of convertible promissory note	—	—	—	—	—	—	1,172	—	—	—	1,172
Common Stock warrant liability	—	—	—	—	—	—	(604)	—	—	—	(604)
Comprehensive loss — net loss	—	—	—	—	—	—	—	—	(9,937)	—	(9,937)
Balances at December 31, 2005	19,078	19	32,500	33	—	—	71,220	—	(82,690)	—	(11,418)
Issuance of common stock to PIPE Investors for cash, net of cash and non-cash offering costs of $837	39,468	39	—	—	—	—	4,649	—	—	—	4,688
Issuance of warrants to PIPE investment bankers	—	—	—	—	—	—	395	—	—	—	395
Conversion of notes payable due to Toucan Capital to Series A-1 preferred stock	—	—	—	—	4,817	5	7,702	—	—	—	7,707
Conversion of notes payable due to management to common stock	2,688	3	—	—	—	—	266	—	—	—	269
Issuance of warrants with convertible promissory notes	—	—	—	—	—	—	236	—	—	—	236
Exercise of stock options and warrants for cash	66	—	—	—	—	—	9	—	—	—	9
Exercise of stock options and warrants — cashless	3,942	4	—	—	—	—	(4)	—	—	—	—
Stock compensation expense	—	—	—	—	—	—	19	—	—	—	19
Beneficial conversion feature of convertible promissory note	—	—	—	—	—	—	64	—	—	—	64
Common Stock warrant liability	—	—	—	—	—	—	(6,523)	—	—	—	(6,523)
Comprehensive loss — net loss	—	—	—	—	—	—	—	—	(1,395)	—	(1,395)
Balances at December 31, 2006	65,241	$65	32,500	$33	4,817	$5	$78,033	$—	$(84,085)	$—	$(5,949)
Conversion of common stock at par related to the reverse stock split	(60,892)	(61)	—	—	—	—	61	—	—	—	—
Conversion of Series A and A-1 preferred stock into common stock	15,012	15	(32,500)	(33)	(4,817)	(5)	23	—	—	—	—
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	6,861	7	—	—	—	—	12,342	—	(12,349)	—	—
Modification of preferred stock Series A and Series A-1 warrants	—	—	—	—	—	—	18,699	—	(18,699)	—	—
Series A and Series A-1 preferred stock dividend payment	—	—	—	—	—	—	—	—	(1,251)	—	(1,251)
Warrants issued on Series A and Series A-1 preferred stock dividends	—	—	—	—	—	—	4,664	—	(4,664)	—	—
Issuance of common stock in initial public offering on the AIM London market for cash, net of offering costs of $3,965	15,789	16	—	—	—	—	25,870	—	—	—	25,886
Remeasurement of warrants issued in connection with convertible promissory notes	—	—	—	—	—	—	4,495	—	—	—	4,495
Remeasurement of beneficial conversion feature related to convertible promissory notes	—	—	—	—	—	—	1,198	—	—	—	1,198
Exercise of warrants — cashless	335	—	—	—	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	—	—	2,679	—	—	—	2,679
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	(4)	(4)
Comprehensive loss — net loss	—	—	—	—	—	—	—	—	(21,247)	—	(21,247)
Total other comprehensive loss											(21,251)
Balances at December 31, 2007	42,346	$42	—	$—	—	$—	$148,064	$—	$(142,295)	$(4)	$5,807

Stock issuance in exchange for license option	122	—	—	—	—	—	225	—	—	—	225
Exercise of stock options — cashless	25	—	—	—	—	—	1	—	—	—	1
Stock compensation expense	—	—	—	—	—	—	3,001	—	—	—	3,001
								—
Issuance of warrants with promissory notes	—	—	—	—	—	—	1,017	—	—	—	1,017
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	(20)	(20)
Comprehensive loss — net loss	—	—	—	—	—	—	—	—	(22,331)	—	(22,331)
Total other comprehensive loss											(22,351)
Balances at December 31, 2008	42,493	$42	—	$—	—	$—	$152,308	$—	$(164,626)	$(24)	$(12,300)

See accompanying notes to the consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

				Period from
				March 18, 1996
				(Inception) to
	Year Ended December 31,			December 31,
	2006	2007	2008	2008
	(In thousands)
Cash Flows from Operating Activities:
Net Loss	$(1,395)	$(21,247)	$(22,331)	$(119,817)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	37	19	22	2,344
Amortization of deferred financing costs	—	—	—	320
Amortization of debt discount	1,988	5,750	368	18,364
Accrued interest converted to preferred stock	—	—	—	260
Accreted interest on convertible promissory note	324	363	—	1,484
Stock-based compensation costs	19	2,679	3,001	6,792
Warrant valuation	(7,127)	—	—	(6,759)
Asset impairment loss and loss (gain) on sale of properties	(10)	—	(8)	(1,325)
Loss on facility sublease	—	—	—	895
Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	72	3	(1)	(1)
Prepaid expenses and other current assets	(28)	(646)	(18)	(343)
Accounts payable and accrued expenses	(810)	582	2,866	4,640
Related party accounts payable and accrued expenses	—	(2,104)	514	1,561
Accrued loss on sublease	—	—	—	(265)
Deferred rent	—	—	—	410
Net Cash used in Operating Activities	(6,930)	(14,601)	(15,587)	(91,440)
Cash Flows from Investing Activities:
Purchase of property and equipment, net	—	(24)	(397)	(5,001)
Proceeds from sale of property and equipment	17	—	8	258
Proceeds from sale of intellectual property	—	—	—	1,816
Proceeds from sale of marketable securities	—	—	—	2,000
Refund of security deposit	—	—	—	(3)
Transfer of restricted cash	—	—	—	(1,035)
Net Cash (used in) provided by Investing Activities	17	(24)	(389)	(1,965)
Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	—	—	2,650	2,650
Proceeds from issuance of notes payable to related parties	1,500	2,600	5,500	11,250
Repayment of note payable to related party	—	(5,050)	—	(6,700)
Proceeds from issuance of convertible promissory note and warrants, net of issuance costs	300	—	—	13,099
Repayment of convertible promissory note	(13)	—	—	(119)
Borrowing under line of credit, Northwest Hospital	—	—	—	2,834
Repayment of line of credit to Northwest Hospital	—	—	—	(2,834)
Payment on capital lease obligations	(10)	(2)	—	(323)
Payment on note payable	—	—	—	(420)
Proceeds from issuance of preferred stock, net	—	—	—	28,708
Proceeds from exercise of stock options and warrants	8	—	1	228
Proceeds from issuance of common stock, net	5,083	25,886	—	48,343
Payment of preferred stock dividends	—	(1,251)	—	(1,251)
Series A preferred stock redemption fee	—	—	—	(1,700)
Deferred financing costs	—	—	—	(320)
Net Cash provided by Financing Activities	6,868	22,183	8,151	93,445
Effect of exchange rates on cash	—	(4)	(20)	(24)
Net increase (decrease) in cash	(45)	7,554	(7,845)	16
Cash at beginning of period	352	307	7,861	—
Cash at end of period	$307	$7,861	$16	$16
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$—	$475	$8	$1,879
Supplemental schedule of non-cash financing activities Equipment acquired through capital leases	$—	$—	—	$285
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	—	12,349	—	12,349
Modification of Series A preferred stock warrants	—	2,306	—	2,306
Modification of Series A-1 preferred stock warrants	—	16,393	—	16,393
Warrants issued on Series A and Series A-1 preferred stock dividends	—	4,664	—	4,664
Common stock warrant liability	6,523	—	—	11,841
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	1,872
Debt discount on promissory notes	300	—	1,017	8,259
Conversion of convertible promissory notes and accrued interest to Series D preferred stock	—	—	—	5,324
Conversion of convertible promissory notes and accrued interest to Series A-1 preferred stock	7,707	—	—	7,707
Conversion of convertible promissory notes and accrued interest to common stock	269	—	—	269
Issuance of Series C preferred stock warrants in connection with lease agreement	—	—	—	43
Issuance of common stock for license rights	—	—	—	4
Liability for and issuance of common stock and warrants to Medarex	—	—	—	840
Issuance of common stock to landlord	—	—	—	35
Deferred compensation on issuance of stock options and restricted stock grants	—	—	—	759
Cancellation of options and restricted stock grant	—	—	—	849
Financing of prepaid insurance through note payable	—	—	—	491
Stock subscription receivable	—	—	—	480

See accompanying notes to the consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2007 and 2008

(1)  Organization and Description of Business

Northwest Biotherapeutics, Inc. and its majority owned subsidiary (collectively, the “Company”, “we”, “us” and “our”) was organized to discover and develop innovative diagnostics and immunotherapies for prostate and brain cancer. During 1998, the Company incorporated as a Delaware corporation. Prior to 1998, the Company was a limited liability company, which was formed on March 18, 1996. The Company is a development stage company, has yet to generate significant revenues from its intended business purpose and has no assurance of future revenues. While in the development stage, the Company’s principal activities have included defining and conducting research programs, conducting clinical trials, raising capital and recruiting scientific and management personnel.

(2)  Operations and Financing

Liquidity

The Company has experienced recurring losses from operations, has a working capital deficit of $12.7 million and has a deficit accumulated during the development stage of $164.6 million at December 31, 2008.

Since 2004, the Company has undergone a significant recapitalization pursuant to which Toucan Capital Fund II, L.P. (“Toucan Capital”) loaned the Company an aggregate of $6.75 million and Toucan Partners, LLC (“Toucan Partners”) loaned the Company an aggregate of $4.825 million (excluding $225,000 in proceeds from a demand note that was received on June 13, 2007 and repaid on June 27, 2007). The Board’s Chairperson is the managing director of Toucan Capital and the managing member of Toucan Partners. During this period of time, the Company also borrowed funds from certain members of management. In addition, the Company raised capital in March 2006 through a closed equity financing with unrelated investors (the “PIPE Financing”) and in June 2007 sold shares of Common Stock to foreign institutional investors. In May 2008, the Company borrowed $4 million from Al Rajhi Holdings W.L.L. (“Al Rajhi”), which beneficially owns greater than 10% of our issued and outstanding common stock. On August 19, 2008, the Company borrowed $1 million from Toucan Partners. On October 1, 2008, the Company borrowed $1 million from SDS Capital Group SPC, Ltd. (“SDS”).   On November 6, 2008, the Company borrowed an additional $1 million from SDS and $650,000 from a group of private investors. Additionally on December 22, 2008, the Company borrowed an additional $500,000 from Toucan Partners. On February 10, 2009 the Company received $700,000 from Al Rajhi Holdings (”Al Rajhi”) through the purchase of 1,000,000 shares of its common stock at $0.70 per share.   During March 2009, the Company borrowed $760,000 from a group of private lenders (“Private Lenders”).  On March 27, 2009, the Company received $0.7 million from a group of investors (“2009 Private Investors”) through the sale of approximately 1.4 million shares of its common stock. In connection with the placement of the shares with the 2009 Private Investors the Company also issued warrants to purchase  207,000 shares of the company’s stock.

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

On August 19, 2008, the Company entered into a loan agreement with Toucan Partners, under which Toucan Partners provided the Company with debt financing in the amount of $1.0 million (the “Toucan Loan”). Under the terms of the Toucan Loan, the Company received $1.0 million in return for an unsecured promissory note in the principal amount of $1,060,000 (reflecting an original issue discount of six percent, or $60,000). The Toucan Loan has a term of six months. The note may be paid at any time without a prepayment penalty and the term may be extended in Toucan Partners discretion upon the Company’s request. At December 31, 2008, the carrying value of the Loan was $1,044,000, net of unamortized discount of $16,000. The Company amortizes the discount using the effective interest method over the term of the loan. During the year ended December 31, 2008, the Company recorded interest expense related to the amortization of the discount of $44,000. Toucan Partners may elect to have the original issue discount amount paid at maturity in shares of common stock, at a price per share equal to the average closing price of the Company’s common stock on the NASD Over-The-Counter Bulletin Board during the ten trading days prior to the execution of the loan agreement. The intrinsic value of the Toucan Loan did not result in a beneficial conversion feature.

On December 22, 2008, the Company entered into a Loan Agreement and Promissory Note with Toucan Partners.   Under the Note, Toucan has loaned the Company $500,000 (the “Toucan December Loan”).  The Note is an unsecured obligation of the Company and accrues interest at the rate of 12% per year. The term of the Note is six months, with a maturity date of June 22, 2009.  The Note contains customary representations and warranties, and affirmative and negative covenants regarding the operation of the Company’s business during the term of the Note.  In connection with the Note, the Company issued to Toucan Partners a warrant to purchase 132,500 shares of the Company’s common stock at an exercise price equal to $0.40 per share, which was the closing price of the Company’s Common Stock on the NASD Over-The-Counter Bulletin Board on December 22, 2008.  The warrant expires 5 years from the date of issuance.

Upon issuing the Note to Toucan Partners, the Company recognized the note and warrants based on their relative fair values of $453,000 and $47,000, respectively, in accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” (“APB 14”).  The fair value of the note was determined using the Black-Scholes option pricing model. The relative fair value of the warrants was classified as a component of additional paid-in capital in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”) and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock ("EITF 00-19"), with the corresponding amount reflected as a contra-liability to the debt.  The fair value of the warrants was determined using the Black Scholes model, assuming a term of five years, volatility of 197%, no dividends, and a risk-free interest rate of 1.53%.

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

As a result of the financings described above, as of December 31, 2008, Toucan Capital held:

•	an aggregate of 19,299,486 shares of common stock;

•	warrants to purchase 14,150,732 shares of common stock at an exercise price of $0.60 per share; and

•	warrants to purchase 7,884,357 shares of common stock at an exercise price of $0.15 per share.

As a result of the financings described above, as of December 31, 2008, Toucan Partners and its managing member Ms. Linda Powers held:

•	an aggregate of 2,572,710 shares of common stock;

•	warrants to purchase 8,832,541 shares of common stock at an exercise price of $0.60 per share; and

•	warrants to purchase 132,500 shares of common stock at an exercise price of $0.40.

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

As of December 31, 2008, Toucan Capital, including the holdings of Ms. Powers, beneficially owned of 21,872,196 shares of our capital stock, representing approximately 51.5% of our outstanding common stock.

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

Under the Purchase Agreement, the Company agreed to register for resale under the Securities Act of 1933, as amended (the “Securities Act”) both the shares of common stock and the shares of common stock underlying the warrants. Under the terms of the Purchase Agreement, the Company was required to file a registration statement with the Securities and Exchange Commission (“SEC”) within 45 days of the transaction closing date. The Company also agreed to other customary obligations regarding registration, including matters relating to indemnification, maintenance of the registration statement, payment of expenses, and compliance with state “blue sky” laws. The registration statement was filed on May 19, 2006 and amendments to the registration statement were filed on July 17 and September 29, 2006. The registration statement was declared effective by the SEC on October 11, 2006. Because the registration statement was not declared effective by the SEC on or prior to September 1, 2006, the Company paid liquidated damages to the investors, in the aggregate of one percent (1%) of the aggregate purchase price of the shares per month, or $74,000. The registration statement became ineffective on April 30, 2007 and remained ineffective until Post-Effective Amendment No. 2 became effective on February 8, 2008.  The registration statement was not effective for the period from April 30, 2007 to February 8, 2008 and April 30, 2008 to May 7, 2008.  Accordingly, we accrued liquidated damages payable to the investors of $180,000. The Company is obligated to keep the registration statement continually effective until March 30, 2012.

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

Shareholder Loan

On May 12, 2008, the Company entered into a loan agreement with Al Rajhi, under which Al Rajhi provided the Company with debt financing in the amount of $4.0 million (the “Loan”). Under the terms of the Loan, the Company received $4.0 million in return for an unsecured promissory note in the principal amount of $4,240,000 (reflecting an original issue discount of six percent, or $240,000). The Loan has an original term of six months. On November 14, 2008 Al Rajhi agreed to extend the term of the Loan on terms that are currently being negotiated.  Since November 14, 2008 and until the terms of negotiation and execution of necessary documents are complete the Company has been accruing costs related to the Loan on the same terms as those included in the original loan agreement.  The note may be paid at any time without a prepayment penalty and the term may be extended in Al Rajhi’s discretion upon the Company’s request. At December 31, 2008, the carrying value of the Loan was $4,321,000.  During the year ended December 31, 2008, the Company recorded interest expense including  amortization of the original issue discount of $321,000. Al Rajhi may elect to have the original issue discount amount paid at maturity in shares of Common Stock, at a price per share equal to the average closing price of the Company’s Common Stock on the NASD Over-The-Counter Bulletin Board during the ten trading days prior to the execution of the Loan agreement. The intrinsic value of the Loan did not result in a beneficial conversion feature on the maturity date of the Loan.

Other Loans

On October 1, 2008, the Company entered into a Loan Agreement (the “SDS Loan”) and Promissory Note (the “Note”) with SDS.   Under the Note, SDS loaned the Company $1.0 million.  The Note is an unsecured obligation of the Company and accrues interest at the rate of 12% per year. The term of the Note is six months, with a maturity date of April 1, 2009.  SDS agreed to extend the term of the Note on terms which are being negotiated.   The Note may not be prepaid without the consent of SDS.  The Note contains customary representations and warranties, and affirmative and negative covenants regarding the operation of the Company’s business during the term of the Note.  In connection with the Note, the Company issued to SDS a warrant (the “Investment Warrant”) to purchase 299,046 shares of the Company’s common stock at an exercise price equal to $0.53 per share, which was the closing price of the Company’s Common Stock on the AIM on October 1, 2008.  The Investment Warrant expires 5 years from the date of issuance.

In addition to the Investment Warrant, under the terms of the Note, the Company issued SDS an additional warrant as a placement fee (the “Placement Warrant”) to purchase 398,729 shares of the Company’s Common Stock at an exercise price equal to $0.53 per share.  The Placement Warrant, which is in substantially the same form as the Investment Warrant, also expires 5 years after issuance.

Upon issuing the note to SDS, the Company recognized the note and warrants based on their relative fair values of $625,000 and $375,000, respectively, in accordance with APB 14.  The fair value of the note was determined using the Black-Scholes option pricing model. The relative fair value of the warrants was classified as a component of additional paid-in capital in accordance with SFAS 150, and EITF 00-19, , with the corresponding amount reflected as a contra-liability to the debt.  The fair value of the warrants was determined using the Black Scholes model, assuming a term of five years, volatility of 194%, no dividends, and a risk-free interest rate of 2.87%.

On dates between October 21, 2008 and November 6, 2008, the Company entered into Loan Agreements (the “Private Investor Loans”) and Promissory Notes (the “Private Investor Promissory Notes”) with SDS and a group of private investors (the “Private Investors”).  Under the Private Investor Promissory Notes, SDS loaned the Company $1 million and the Private Investors loaned the Company $650,000 for an aggregate of $1.65 million. The Private Investor Promissory Notes are unsecured obligations of the Company and accrue interest at the rate of 12% per year. The term of the Private Investor Promissory Notes is six months, with maturity dates in April 2009. The Private Investor Promissory Notes may be prepaid at the discretion of the Company any time prior to maturity.  The Private Investor Promissory Notes contain customary representations and warranties, and affirmative and negative covenants regarding the operation of the Company’s business during the term of the Private Investor Promissory Notes.  The Company granted SDS and the Private Investors piggyback registration rights for any shares of the Company’s Common Stock issued to such investors upon exercise of the warrants issued to them in connection with the Private Investor Promissory Notes.  Additionally, SDS received certain rights relating to subsequent financings, subject to the Company’s right to pre-pay SDS and avoid the rights being triggered.

  In connection with the Private Investor Promissory Notes, the Company issued to SDS and the Private Investors warrants to purchase, in the aggregate, 2,132,927 shares of the Company’s Common Stock at an exercise price of $0.41 per share.  The Warrants expire three years from the date of issuance.

Upon issuing the notes to SDS, the Company recognized the note and warrants based on their relative fair values of $1,053,000 and $597,000, respectively, in accordance with APB 14.  The fair value of the notes and warrants was determined using the Black-Scholes option pricing model. The relative fair value of the warrants was classified as a component of additional paid-in capital in accordance with SFAS 150 and EITF 00-19, with the corresponding amount reflected as a contra-liability to the debt.  The fair value of the warrants was determined using the Black Scholes model, assuming a term of three years, volatility of 158%, no dividends, and a risk-free interest rate of 1.86%.

During March 2009, the Company entered into a Loan Agreements and Promissory Notes with a group of private lenders (“Private Lenders”)  Under the Note the Private Lenders  have  loaned the Company $760,000.  The Notes are unsecured obligations of the Company and accrue interest at the rate of 6% per year. The term of the Notes is two years, with a maturity date of March 25, 2011.   The Notes may not be prepaid without the consent of Private Lenders.  The Notes contain customary representations and warranties, and affirmative and negative covenants regarding the operation of the Company’s business during the term of the Note. The Private Investors may elect to have the total principal and accrued interest or any fraction thereof  paid at maturity in shares of Common Stock, at a price per share equal to the average closing price of the Company’s Common Stock on the NASD Over-The-Counter Bulletin Board during the five trading days prior to the execution of the Loan agreement. The intrinsic value of the Loan resulted in a beneficial conversion feature. At the date of the filing, management had not estimated the relative fair value of the beneficial conversion feature.

Going Concern

The Company has raised approximately $2.2 million since the December 31, 2008.  These funds should be sufficient to fund operations into June 2009. We need to raise additional capital to fund our clinical trials and other operating activities and repay our indebtedness under the Loan, the Toucan Loan, the SDS Loan and the Private Investors Promissory Notes and Toucan December Loans. The amount of additional funding required will depend on many factors, including the speed with which we are able to identify and hire people to fill key positions, the speed of patient enrollment in our DCVax®-Brain cancer trial, and the potential adoption of DCVax®-Brain in the selected hospitals in Switzerland, and unanticipated developments, including adverse developments in pending litigation matters. However, without additional capital, we will not be able to complete our DCVax®-Brain clinical trial or move forward with any of our other product candidates for which investigational new drug applications have been cleared by the U.S. Food and Drug Administration, or FDA. We will also not be to develop our second generation manufacturing processes, which offer substantial product cost reductions.

We will require additional funding before we achieve profitability. We are in late stage discussions with several parties in regard to additional financing transactions, which we hope to complete later in the year. There can be no assurance that our efforts to seek such funding will be successful. We may raise additional funds by issuing additional common stock or securities (equity or debt) convertible into shares of Common Stock, in which case, the ownership interest of our stockholders will be diluted. Any debt financing, if available, is likely to include restrictive covenants that could limit our ability to take certain actions. Further, we may seek funding from Toucan Capital or Toucan Partners or their affiliates or other third parties. Such parties are under no obligation to provide us any additional funds, and any such funding may be dilutive to stockholders and may contain restrictive covenants. We currently are exploring additional financings with several other parties; however, there can be no assurance that we will be able to complete any such financings or that the terms of such financings will be attractive to us. If our capital raising efforts are unsuccessful, our inability to obtain additional cash as needed could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. Our independent registered public accounting firm has indicated in its report on our consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2008 that there is substantial doubt about our ability to continue as a going concern.

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

(e)  Fair Value of Financial Instruments and Concentrations of Risk

Financial instruments, consisting of cash, accounts receivable, accounts payable and accrued expenses are recorded at cost, which approximates fair value based on the short term maturities of these instruments.

Credit is extended based on an evaluation of a customer’s financial condition and collateral is generally not required. Accounts receivable are generally derived from revenue earned from entities located in the United States. The Company records an allowance for potential credit losses based upon the expected collectability of the accounts receivable. To date, the Company has not experienced any material credit losses.

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

(h)  Operating Leases

The Company recognizes lease expense on a straight-line basis over the initial lease term. For leases that contain rent holidays or escalation clauses, the Company recognizes rent expense on a straight-line basis and records the difference between the rent expense and rental amount payable as deferred rent. As of December 31, 2008 and 2007, we did not have any deferred rent.

(i)  Revenue Recognition

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

(m)  Stock-Based Compensation

The Company accounts for stock based compensation under Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment. SFAS 123(R) requires the measurement and recognition of compensation for all stock-based awards including stock options and employee stock purchases under a stock purchase plan, to be accounted for under the fair value method and requires the use of an option pricing model for estimating fair value. Accordingly, share-based compensation is measured at the grant date, based on the fair value of the award.

Stock-based compensation expense related to employee stock options and employee stock purchase plans recognized under SFAS 123(R) for the fiscal years ended December 31, 2008, 2007 and 2006 amounted to approximately $3.0 million, $ 2.7 million, and $19,000 on a pre-tax basis, respectively.

Stock compensation costs related to fixed employee awards with pro rata vesting are recognized on a straight-line basis over the period of benefit, generally the vesting period of the options. For options and warrants issued to non-employees, the Company recognizes stock compensation costs utilizing the fair value methodology prescribed in SFAS 123(R) over the related period of benefit.

As stock-based compensation expense recognized in the Company’s consolidated statements of operations is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-based compensation expense was as follows ($ in thousands):

	2006	2007	2008
Research and development	$19	$475	$490
General and administrative expenses	$—	$2,204	$2,511
Total stock based compensation expense	$19	$2,679	$3,001

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

For the year ended December 31, 2008, of the Company’s operating expenses of approximately $21.6 million, approximately 58.8% of its expended resources were apportioned to its two DCVax® clinical trial programs. From its inception through December 31, 2008, the Company incurred costs of approximately $56.7 million associated with its research and development activities. Because its technologies are novel and unproven, the Company is unable to estimate with any certainty the costs it will incur in the continued development of its product candidates for commercialization.

General and administrative:

General and administrative expenses include administrative personnel related salary and benefit expenses, cost of facilities, insurance, travel, legal support, property and equipment depreciation, amortization of stock options and warrants, and amortization of debt discounts and beneficial conversion costs associated with the Company’s debt financing.

(p)  Recent and Adopted Accounting Pronouncements

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

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the required disclosures on fair value measurements. In February 2008, the FASB issued Staff Position 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), that deferred the effective date of SFAS 157 for one year for nonfinancial assets and liabilities recorded at fair value on a non-recurring basis. The effect of adoption of SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis did not have a material impact on the Company’s financial position and results of operations (See Note 4). The Company is assessing the impact of the adoption of SFAS 157 for nonfinancial assets and liabilities on the Company’s financial position and results of operations.

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

In June 2008, the FASB issued EITF Issue No. 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF 08-4”).  The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios that result from EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and SFAS Issue No.  150,  Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.  EITF 08-4 is effective for financial statements issued for fiscal years ending after December 15, 2008 and early application is permitted. The Company is assessing the impact of the adoption of EITF 08-4 on its financial position and results of operations.

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

4. Fair Value Measurements

As discussed in Note 3 above, effective January 1, 2008, the Company adopted SFAS 157 for all financial assets and liabilities recognized or disclosed at fair value in the consolidated financial statements on a recurring basis (at least annually). SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standard also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS 157 describes three levels of inputs that may be used to measure fair value:

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

As of December 31, 2008, the Company did not hold any assets and liabilities which were required to be measured at fair value on a recurring basis.

5.  Share-Based Compensation Plans

    Stock based compensation cost is measured at grant date based on the fair value of the award, and recognized over the requisite service period.

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

As of December 31, 2008, the Company had approximately $6.0 million of total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans. Total unrecognized compensation cost will be adjusted for any future changes in estimated forfeitures. The Company expects to recognize this cost from 2009 through 2012. There were no options exercised in 2007. Options were in exercised in 2008 resulting in the issuance of 24,578 shares of common stock. Total intrinsic value of options exercised was $53,334 for 2008. Weighted average fair value of options granted during 2008, 2007 and 2006 was $2.10, $2.48 and $1.65 per share, respectively.

Stock Option Activity

A summary of activity relating to our stock options is as follows (options in thousands):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2007	4,775	$0.97
Granted	870	$2.20
Exercised	(37)	$0.69
Expired	(1,680)	$0.60
Forfeited	(769)	$2.40
Outstanding as of December 31, 2008	3,159	$1.16	5.00
Exercisable as of December 31, 2008	445	$1.43	2.11	$ —

Additional information regarding stock options outstanding and exercisable at December 31, 2008 is as follows, in thousands, except option price and weighted average exercise price.

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
	(In thousands except weighted average)
$0.00 - 0.60	2,241	3.3	$0.60	397	$0.60
$0.61 - 2.40	897	9.3	$2.18	27	$1.76
$2.41 - 75.00	21	1.9	$17.01	21	$16.25
$0.00 - 75.00	3,159	4.2	$1.16	445	$1.43

Options exercisable as of December 31, 2006, 2007 and 2008 totaled 42,000, 1,078,000 and 445,000, respectively.

Stock Option Plans

The Company’s stock option plans are administered by the Board of Directors, which determines the terms and conditions of the options granted, including exercise price, number of options granted and vesting period of such options. A brief description of these plans follows. Effective June 22, 2007, the Company amended the1998 Stock Option Plan, the 1999 Executive Stock Option Plan, and the 2001 Stock Option Plan, such that no further option grants may be made under those plans.

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

During the year ended December 31, 2006, the Company granted options to purchase an aggregate of 11,667 shares of common stock to employees with a weighted average exercise price of $2.10. Stock compensation expense totaling $19,000 was recorded during 2006.

During the year ended December 31, 2007, the Company granted options to purchase an aggregate of 4,724,000 shares of common stock to employees with a weighted average exercise price of $0.89. Stock compensation expense totaling $2.7 million was recorded during 2007.

During the year ended December 31, 2008, the Company granted options to purchase an aggregate of 870,000 shares of common stock to employees with a weighted average exercise price of $2.20 Stock compensation expense totaling $3.0 million was recorded during 2008.

(a) 1998 Stock Option Plan

The Company’s 1998 Stock Option Plan (the “1998 Plan”) has reserved 27,535 shares of common stock for stock option grants to employees, directors and consultants of the Company. As of December 31, 2008, net of forfeitures, a total of 23,783 shares remain available for granting under this plan; however, no further grants may be made under this plan. Our Board of Directors has the authority to amend or terminate this plan, but such action will not adversely affect any outstanding option without the optionee’s consent. This plan terminated in July 2008.

(b) 1999 Executive Stock Option Plan

The Company’s 1999 Executive Stock Option Plan (the “1999 Plan”) has reserved 39,078 shares of common stock for issuance. As of December 31, 2008, net of forfeiture, a total of 28,064 shares remain available for granting under this plan; however, no further grants may be made under this plan. Our Board of Directors has the authority to amend or terminate this plan, but such action will not adversely affect any outstanding option without the optionee’s consent. If not terminated earlier, this plan will terminate in November 2009.

(c) 2001 Stock Option Plan

Under the 2001 Stock Option Plan (the “2001 Plan”), 120,000 shares of the Company’s common stock have been reserved for grant of stock options to employees and consultants. Additionally, on January 1 of each year, commencing January 1, 2002, the number of shares reserved for grant under the 2001 Plan will increase by the lesser of (i) 15% of the aggregate number of shares available for grant under the 2001 Plan or (ii) 20,000 shares. As of December 31, 2008, net of forfeitures, a total of 162,603 shares remain available under this plan; however, no further grants may be made under this plan. Our Board of Directors has the authority to amend or terminate this plan, but such action may not adversely affect any outstanding option previously granted under the plan. If this plan is not terminated earlier, no incentive stock options can be granted under the plan on or after the later of June 2011 or the 10th anniversary of the date when our Board of Directors adopted, subject to approval by our stockholders, the most recent increase in the number of shares available for grant under the plan.

(d) 2001 Non-employee Director Stock Incentive Plan

Under the 2001 Non-employee Director Stock Incentive Plan (the “2001 Director Plan”), 13,333 shares of the Company’s common stock have been reserved for grant of stock options to non-employee directors of the Company. As of December 31, 2008, net of forfeitures, a total of 10,500 shares remain available under this plan; however, no further grants may be made under this plan.

(e) 2007 Stock Option Plan

The Company established a stock option plan, which became effective on June 15, 2007 (the “2007 Stock Option Plan”). In April 2008, the Company increased the number of shares reserved for issuance under the 2007 Stock Option Plan by 519,132 shares of its common stock for an aggregate of 6,000,000 shares of its common stock, par value $0.001 per share (“Common Stock”), reserved for issue in respect of options granted under the plan. The plan provides for the grant to employees of the Company, its parents and subsidiaries, including officers and employee directors, of “incentive stock options” within the meaning of Section 422 of the Code and for the grant of non-statutory stock options to the employees, officers, directors, including non-employee directors, and consultants of the Company, its parents and subsidiaries. To the extent an optionee would have the right in any calendar year to exercise for the first time one or more incentive stock options for shares having an aggregate fair market value, under all of the Company’s plans and determined as of the grant date, in excess of $100,000, any such excess options will be treated as non-statutory options. As of December 31, 2008, net of forfeitures, a total of 2,888,566 shares remain available for issuance under this plan.

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (the “Employees’ Plan”) was adopted by our Board of Directors and approved by our stockholders in June 2001. A total of 33,333 shares of common stock have been reserved for issuance under this plan and, as of December 31, 2008, 958 shares have been issued under this plan.

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

(6)  Stockholders’ Equity (Deficit)

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

On December 22, 2008 the Company issued warrants for 132,500 shares of the Company’s capital stock in connection with a loan of $500,000 from Toucan Partners.

Private Placement Warrants

On April 4, 2006, the Company closed an offering with a group of accredited investors pursuant to which the Company sold an aggregate of approximately 2.6 million shares of its common stock, at a price of $2.10 per share, and issued, for no additional consideration, warrants to purchase up to an aggregate of approximately 1.3 million shares of the Company’s common stock at an exercise price of $2.10 per share. As of December 31, 2008, approximately 677,000 of these warrants remained outstanding.

Between October 1 and November 6, 2008 the Company borrowed $2.65 million from a group of investors, and issued, for no additional consideration, warrants to purchase up to 697,775 shares of the Company’s common stock at an exercise price of $0.53 per share and up to 2,132,997 shares of the Company’s common stock at an exercise price of $0.41 per share.

A summary of the warrants outstanding at December 31, 2008 is as follows (in thousands):

		Weighted-
	Number	Average
Type of Warrant	Outstanding (3)	Exercise Price
	(In thousands)
Common stock warrant	797	$2.15
Common stock warrants issued in connection with Series A preferred stock (2)	4,778	$0.48
Series C Preferred Stock warrants(1)	16	$37.50
Series D Preferred Stock warrants(1)	22	$75.00
Warrants issued in connection with convertible promissory notes	26,089	$0.49
Warrants issued in connection with SDS October 1, 2008 loan	698	$0.53
Warrants issued in connection with SDS and Private Investor Loans	2,133	$0.41
Warrants issued in connection with Toucan Partners loan	133	$0.40

(1)	The exercise of Series C and Series D Preferred Stock warrants will result in the issuance of an equal number of shares of the Company’s common stock with no issuance of preferred stock.

(2)	The exercise of Series A Preferred Stock warrants will result in the issuance of an equal number of shares of the Company’s common stock with no issuance of preferred stock.

(3)	All of the warrants are exercisable by March 25, 2014.

(d) Common Stock Equivalents

The following common stock equivalents on an as-converted basis were excluded from the calculation of diluted net loss per share, as the effect would be antidilutive.

	Years Ended December 31
	2006	2007	2008
	(In thousands)
Preferred stock	2,167	—	—
Common stock options	51	51	445
Common stock warrants	1,388	797	3,761
Convertible preferred stock warrants	906	4,778	4,778
Convertible promissory note	1,743	—	—
Convertible promissory note stock warrants	8,800	26,089	26,089

(e) Employee Stock Purchase Plan

In June 2001, the Company adopted an employee stock purchase plan which became effective upon consummation of the Company’s initial public offering and reserved 500,000 shares of common stock for issuance under this plan. Under this plan, employees may purchase up to 1,000 shares of the Company’s common stock during each six-month offering period commencing on April 1 and October 1 of each year. The purchase price of the common stock is equal to the lower of 85% of the market price on the first and last day of each offering period. As of December 31, 2008, a total of 14,374 shares have been issued under the plan.

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

(7)  Related Party Transactions

(a) Notes Payable to Related Parties

Convertible promissory notes have been issued to Toucan Capital and Toucan Partners, an affiliate of Toucan Capital, the Company’s controlling shareholder. As of December 31, 2008, all of the notes issued prior to August 19, 2008 have either been converted or repaid.

On August 19, 2008, the Company entered into a loan agreement with Toucan Partners, under which the Company received $1.0 million in return for an unsecured promissory note in the principal amount of $1,060,000 (reflecting an original issue discount of six percent, or $60,000) for a period of six months.

On December 22, 2008, we entered into a loan agreement with Toucan Partners  for $500,000 with a term of six months at 12% interest. In connection with the loan the Company issued Toucan Partners  warrants to purchase shares of the Company’s common stock.  The warrants have a term of five years from the issuance date.

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

During the years ending December 31, 2006, 2007 and 2008, respectively, the Company recognized approximately $2.4 million, $5.8 million and $7.8 million of research and development costs related to these service agreements. As of December 31, 2008 and 2007, the Company owed Cognate approximately $1.1 and $1.5 million, respectively.

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

During the years ending December 31, 2008 and 2007, respectively, the Company recognized approximately $0.7 million and $1.0 million of general and administrative costs related to this recapitalization agreement, rent expense, as well as legal, travel and other costs incurred by Toucan Capital on the Company’s behalf. Approximately $175,000 of the costs recorded in 2007 relate to activities which took place prior to January 1, 2007. At December 31, 2008 and 2007, accrued expense payable to Toucan Capital management amounted to $0.4 million and $0.9 million, respectively, and are included in the accompanying consolidated balance sheets.

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

(8)  Income Taxes

There was no income tax benefit attributable to net losses for 2006, 2007 and 2008. The difference between taxes computed by applying the U.S. federal corporate rate of 34% and the actual income tax provisions in 2006, 2007 and 2008 is primarily the result of establishing a valuation allowance on the Company’s deferred tax assets arising primarily from tax loss carry forwards.

The tax effects of temporary differences and tax loss and credit carry forwards that give rise to significant portions of deferred tax assets and liabilities at December 31 are comprised of the following (in thousands):

	2006	2007	2008
Net operating loss carry forwards	$22,354	$25,327	$32,229
Research and development credit carry forwards	1,533	2,011	2,229
Depreciation and amortization	1,134	—	—
Other	357	397	(102)
Gross deferred tax assets	25,378	27,735	34,356
Less valuation allowance	(25,378)	(27,735)	(34,356)
Net deferred tax assets	$—	$—	$—

The increase in the valuation allowance for deferred tax assets for 2006, 2007 and 2008 of $2.2 million, $2.4 million and $6.6 million, respectively, was due to the inability to utilize net operating losses and research and development credits.

At December 31, 2008, the Company had net operating loss carry forwards for income tax purposes of approximately $94.8 million and unused research and development tax credits of approximately $2.2 million available to offset future taxable income and income taxes, respectively, expiring beginning 2018 through 2028. The Company’s ability to utilize net operating loss and credit carry forwards is limited pursuant to the Tax Reform Act of 1986, due to cumulative changes in stock ownership in excess of 50% such that some net operating losses may never be utilized.  The tax years 2005 through 2007 remain open to examination by federal agencies and other jurisdictions in which the Company operates.

(9)  Scientific Collaboration Arrangements

The Company has also entered into certain collaborative arrangements under which it may be obligated to pay royalties or milestone payments if product development is successful. It is not anticipated that the aggregate amount of any royalty or milestone obligations under these other arrangements will be material to the Company’s operations.

(10)  Commitments and Contingencies

(a) Lease Obligations

The Company leases its facilities. Commitments for minimum rentals under non-cancelable leases in effect as of December 31, 2008 are included in the contractual obligations table below (in thousands).

Rent expense was approximately $37,000, $260,000 and $447,000 in 2006, 2007 and 2008, respectively.

(b) Purchase Commitments

As of December 31, 2008, the Company has entered into the following contractual obligations:

		Payments Due by Period
Contractual Obligation(1) (‘000)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contract Manufacturing by Related Party(2)	$3,300	$3,300	$—	$—	$—
Lease Obligations	3,696	420	876	924	1,476
Total	$6,996	$3,720	$876	$924	$1,476

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

On February 3, 2006, Soma filed another notice of appeal with the Supreme Court of the State of New York. On December 6, 2006, we filed our brief for this appeal and on December 12, 2006, Soma filed its reply brief. On June 19, 2007, the Appellate Division, First Department of the Supreme Court of the State of New York, reversed the December 30, 2005 decision and ordered a new arbitration proceeding. On July 26, 2007, we filed a Motion for Leave to Appeal with the Court of Appeals of the State of New York and on August 3, 2007 Soma filed its reply brief. On October 16, 2007, the Court of Appeals of the State of New York denied our motion to appeal. On October 31, 2008 Soma filed an Amended Statement of Claim against the Company seeking $814,560 and 6% of the shares issued to Toucan Capital LLC. A new arbitration hearing is scheduled in New York for May 13-15, 2009.  We intend to continue to vigorously defend ourselves against the claims of Soma.

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

Stockholder Class Action Lawsuits

On August 13, 2007, a complaint was filed in the U.S. District Court for the Western District of Washington naming the Company, the Chairperson of its Board of Directors, Linda F. Powers, and its Chief Executive Officer, Alton L. Boynton, as defendants in a class action for violation of federal securities laws. After this complaint was filed, five additional complaints were filed in other jurisdictions alleging similar claims. The complaints were filed on behalf of purchasers of the Company’s Common Stock between July 9, 2007 and July 18, 2007 and allege violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. The complaints seek unspecified compensatory damages, costs and expenses. On December 18, 2007, a consolidated complaint was filed in the U.S. District Court for the Western District of Washington consolidating the stockholder actions previously filed. The putative securities class action lawsuit, In re Northwest Biotherapeutics, Inc. Securities Litigation, No. C-07-1254-RAJ was settled with prejudice January 8, 2009.  The Company has agreed to pay in settlement $1 million.  In accordance with the stipulation the insurance company has directly deposited the $1,000,000 in a court controlled escrow account. The settlement was preliminarily approved by the court on February 9, 2009 and a final settlement hearing is scheduled for June 16, 2009.  Additional details about the settlement can be found in the formal settlement documents, which are available from the United States District Court for the Western District of Washington.  The case alleged that the Company misrepresented certain facts that resulted in the artificial inflation of the price of Northwest Biotherapeutics publicly-traded common stock between April 17, 2007 and July 18, 2007.  The Company disputes the allegations of the lawsuit, and denies that there was any such misrepresentation or that the shares of Northwest Biotherapeutics common stock were artificially inflated.  Nevertheless the Company is settling the lawsuit to avoid potentially expensive and protracted litigation.

SEC Inquiry

On August 13, 2007, we were notified that the SEC had initiated a non-public informal inquiry regarding the events surrounding our application for Swiss regulatory approval and related press releases dated July 9, 2007 and July 16, 2007. On March 3, 2008 we were notified that the SEC had initiated a formal investigation regarding this matter. We  cooperated with the SEC in connection with the inquiry, and after a thorough investigation by the SEC the formal investigation was closed without any action.

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

(11)  Notes Payable

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

In recognition of the modification to the 2007 Convertible Notes and 2007 Warrants, the aggregate proceeds of $3,875,000 received from Toucan Partners between October 2006 and May 2007 and the aggregate proceeds of $950,000 received from Toucan Partners between November 14, 2005 and March 9, 2006 were reallocated between the notes (including accrued interest) and warrants on a relative fair value basis as of June 1, 2007. The value allocated to the warrants on the date of the modification was approximately $3.7 million. The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 4.9%, volatility of 240%, and a contractual life of 7 years. The value of the warrants was recorded as a deferred debt discount against the $4.825 million proceeds (plus accrued interest) of the notes. In addition, a beneficial conversion feature related to the notes was determined to be approximately $1.4 million. As a result, the total discount on the notes (including accrued interest) equaled $5.1 million which has been expensed in its entirety in June 2007 in recognition of the June 30, 2007 maturity date of the respective notes. Interest expense on the notes of approximately $363,000 and $0 was recorded for the years ended December 31, 2007 and 2008, respectively.

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

At December 31, 2008, the principal and cumulative interest balance of the 2007 Convertible Notes has been fully repaid. Toucan Partners holds warrants related to these notes which are convertible into 8,832,541 shares of Common Stock at $0.60 per share.

On August 19, 2008, the Company entered into a loan agreement with Toucan Partners, under which Toucan Partners provided the Company with debt financing in the amount of $1.0 million (the “Toucan Loan”). Under the terms of the Toucan Loan, the Company received $1.0 million in return for an unsecured promissory note in the principal amount of $1,060,000 (reflecting an original issue discount of six percent, or $60,000). The Toucan Loan has a term of six months. The note may be paid at any time without a prepayment penalty and the term may be extended in Toucan Partners discretion upon the Company’s request. At December 31, 2008, the carrying value of the Loan was $1,044,000, net of unamortized discount of $16,000. The Company amortizes the discount using the effective interest method over the term of the loan. During the year ended December 31, 2008, the Company recorded interest expense related to the amortization of the discount of $44,000. Toucan Partners may elect to have the original issue discount amount paid at maturity in shares of common stock, at a price per share equal to the average closing price of the Company’s common stock on the NASD Over-The-Counter Bulletin Board during the ten trading days prior to the execution of the loan agreement. The intrinsic value of the Toucan Loan did not result in a beneficial conversion feature.

On December 22, 2008, the Company entered into a Loan Agreement and Promissory Note with Toucan Partners.   Under the Note, Toucan has loaned the Company $500,000 (the “ Toucan December Loan”).  The Note is an unsecured obligation of the Company and accrues interest at the rate of 12% per year. The term of the Note is six months, with a maturity date of June 22, 2009.   The Note may not be prepaid without the consent of Toucan Partners.  The Note contains customary representations and warranties, and affirmative and negative covenants regarding the operation of the Company’s business during the term of the Note.  In connection with the Note, the Company issued to Toucan Partners a warrant to purchase 132,500 shares of the Company’s common stock at an exercise price equal to $0.40 per share, which was the closing price of the Company’s Common Stock on the NASD Over-The-Counter Bulletin Board on December 22, 2008.  The warrant expires 5 years from the date of issuance.

(b) Notes payable (Al Rajhi, SDS, and Private Investors)

On May 12, 2008, the Company entered into a loan agreement with Al Rajhi, under which Al Rajhi provided the Company with debt financing in the amount of $4.0 million (the “Loan”). Under the terms of the Loan, the Company received $4.0 million in return for an unsecured promissory note in the principal amount of $4,240,000 (reflecting an original issue discount of six percent, or $240,000). The Loan has an original term of six months. On November 14, 2008 Al Rajhi agreed to extend the term of the Loan on terms that are currently being negotiated.  Since November 14, 2008 and until the terms of negotiation and execution of necessary documents are complete the Company has been accruing costs related to the Loan on the same terms as those included in the original loan agreement.  The note may be paid at any time without a prepayment penalty and the term may be extended in Al Rajhi’s discretion upon the Company’s request. At December 31, 2008, the carrying value of the Loan was $4,321,000.  During the year ended December 31, 2008, the Company recorded interest expense including  amortization of the original issue discount of $321,000. Al Rajhi may elect to have the original issue discount amount paid at maturity in shares of Common Stock, at a price per share equal to the average closing price of the Company’s Common Stock on the NASD Over-The-Counter Bulletin Board during the ten trading days prior to the execution of the Loan agreement. The intrinsic value of the Loan did not result in a beneficial conversion feature on the maturity date of the Loan.

On October 1, 2008, the Company entered into a Loan Agreement (the “SDS Loan”) and Promissory Note (the “Note”) with SDS .   Under the Note, SDS has loaned the Company $1.0 million.  The Note is an unsecured obligation of the Company and accrues interest at the rate of 12% per year. The term of the Note is six months, with a maturity date of April 1, 2009.  SDS agreed to extend the term of the Note on terms that are currently being negotiated.  The Note may not be prepaid without the consent of SDS.  The Note contains customary representations and warranties, and affirmative and negative covenants regarding the operation of the Company’s business during the term of the Note.  In connection with the Note, the Company issued to SDS a warrant (the “Investment Warrant”) to purchase 299,046 shares of the Company’s common stock at an exercise price equal to $0.53 per share, which was the closing price of the Company’s Common Stock on the AIM on October 1, 2008.  The Investment Warrant expires 5 years from the date of issuance.

On dates between October 21, 2008 and November 6, 2008, the Company entered into Loan Agreements (the “Private Investor Loans”) and Promissory Notes (the “Private Investor Promissory Notes”) with SDS and a group of private investors (the “Private Investors”).  Under the Private Investor Promissory Notes, SDS loaned the Company $1 million and the Private Investors loaned the Company $650,000 for an aggregate of $1.65 million. The Private Investor Promissory Notes are unsecured obligations of the Company and accrue interest at the rate of 12% per year. The term of the Private Investor Promissory Notes is six months, with maturity dates in April 2009. The Private Investor Promissory Notes may be prepaid at the discretion of the Company any time prior to maturity.  The Private Investor Promissory Notes contain customary representations and warranties, and affirmative and negative covenants regarding the operation of the Company’s business during the term of the Private Investor Promissory Notes.  The Company granted SDS and the Private Investors piggyback registration rights for any shares of the Company’s Common Stock issued to such investors upon exercise of the warrants issued to them in connection with the Private Investor Promissory Notes.  Additionally, SDS received certain rights relating to subsequent financings, subject to the Company’s right to pre-pay SDS and avoid the rights being triggered.

In connection with the Private Investor Promissory Notes, the Company issued to SDS and the Private Investors warrants to purchase, in the aggregate, 2,132,927 shares of the Company’s Common Stock at an exercise price of $0.41 per share.  The Warrants expire three years from the date of issuance.

The principal amounts are due in the year ended December 31, 2009.

(12)  Unaudited Quarterly Financial Information (in thousands, except loss per share data)

The following table contains selected unaudited statement of operations information for each of the quarters in 2006, 2007 and 2008. The Company believes that the following information reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter 2006	Second Quarter 2006	Third Quarter 2006	Fourth Quarter 2006
Total revenues	$—	$—	$80	$—
Net income (loss) applicable to common stockholders	$(3,958)	$6,428	$(1,809)	$(2,057)
Net income (loss) per share applicable to common stockholders — basic	$(3.15)	$1.50	$(0.45)	$(0.45)
Net income (loss) per share applicable to common stockholders — diluted	$(3.15)	$0.45	$(0.45)	$(0.45)
Weighted average shares used in computing basic income (loss) per share	1,282	4,225	4,349	4,349
Weighted average shares used in computing diluted income (loss) per share	1,282	15,234	4,349	4,349

	First Quarter 2007	Second Quarter 2007	Third Quarter 2007	Fourth Quarter 2007
Total revenues	$—	$—	$10	$—
Net loss applicable to common stockholders	$(1,952)	$(44,918)	$(3,909)	$(7,431)
Net loss per share applicable to common stockholders — basic and diluted	$(0.45)	$(5.56)	$(0.09)	$(0.18)
Weighted average shares used in computing basic and diluted loss per share	4,349	8,074	42,298	42,346

	First Quarter 2008	Second Quarter 2008	Third Quarter 2008	Fourth Quarter 2008
Total revenues	$—	$—	$10	$—
Net loss applicable to common stockholders	$(5,625)	$(6,050)	$(5,414)	$(4,342)
Net loss per share applicable to common stockholders — basic and diluted	$(0.13)	$(0.14)	$(0.13)	$(0.10)
Weighted average shares used in computing basic and diluted loss per share	42,346	42,376	42,493	42,493

(13)  Subsequent Events

On January 16, 2009 the Company received $700,000 from Al Rajhi Holdings through the purchase of 1,000,000 shares of its common stock at $0.70 per share.  The Company granted Al Rajhi Holdings piggyback registration rights for the shares issued under the sale of securities.  The Securities Purchase Agreement contains the usual representations, warranties and covenants.

    During March 2009, the Company entered into a Loan Agreements and Promissory Notes with a group of Private Lenders. Under the Note the Private Lenders  have  loaned the Company $760,000.  The Notes are unsecured obligations of the Company and accrue interest at the rate of 6% per year. The term of the Notes is two years, with a maturity date of March 25, 2011.   The Notes may not be prepaid without the consent of Private Lenders.  The Notes contain customary representations and warranties, and affirmative and negative covenants regarding the operation of the Company’s business during the term of the Note. The Private Lenders  may elect to have the total principal and accrued interest or any fraction thereof  paid at maturity in shares of Common Stock, at a price per share equal to the average closing price of the Company’s Common Stock on the NASD Over-The-Counter Bulletin Board during the five trading days prior to the execution of the Loan agreement. The intrinsic value of the Loan resulted in a beneficial conversion feature. At the date of filing, management has not estimated the relative fair value of the beneficial conversion feature.

    On March 27, 2009, the Company entered into a securities purchase agreement (the “2009 Purchase Agreement”) with a group of accredited investors pursuant to which the Company agreed to sell an aggregate of approximately 1.4 million shares of its common stock, at a price of $0.53 per share, and to issue, for no additional consideration, warrants to purchase up to an aggregate of approximately 207,000 shares of the Company’s common stock. The financing closed and stock was issued to the new investors in early April and the Company received gross proceeds of approximately $0.7 million, before cash offering expenses of approximately $36,000. The total cost of the offering recorded, including both cash and non-cash costs, was approximately $176,000. The relative fair value of the common stock was estimated to be approximately $0.7 million and the relative fair value of the warrants was estimated to be $140,000 as determined based on the relative fair value allocation of the proceeds received. The warrants were valued using the Black-Scholes option pricing model.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on April 15, 2009.

NORTHWEST BIOTHERAPEUTICS, INC.

By:	/s/ ALTON L. BOYNTON
Alton L. Boynton
Its: President and Chief Executive Officer

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

10.4	Form of Loan Agreement and 10% Convertible, Promissory Note between the Company and Toucan Partners, LLC.(10.4)(23)

10.5	Amended and Restated Investor Rights Agreement dated April 17, 2006.(10.4)(18)

10.6	Second Amended and Restated Investor Rights Agreement dated June 22, 2007 between the Company and Toucan Capital Fund II, LLP.(10.3)(29)

10.7	Securities Purchase Agreement, dated March 30, 2006 by and among the Company and the Investors identified therein.(10.1)(6)

10.8	Form of Warrant.(10.2)(6)

10.9	Warrant to purchase securities of the Company dated April 26, 2004 issued to Toucan Capital Fund II, L.P.(10.9)(7)

10.10	Warrant to purchase securities of the Company dated June 11, 2004 issued to Toucan Capital Fund II, L.P.(10.8)(7)

10.11	Warrant to purchase securities of the Company dated July 30, 2004 issued to Toucan Capital Fund II, L.P.(10.7)(7)

10.12	Warrant to purchase securities of the Company dated October 22, 2004 issued to Toucan Capital Fund II, L.P.(10.3)(8)

10.13	Warrant to purchase securities of the Company dated November 10, 2004 issued to Toucan Capital Fund II, L.P.(10.3)(9)

10.14	Warrant to purchase securities of the Company dated December 27, 2004 issued to Toucan Capital Fund II, L.P.(10.3)(10)

10.15	First Amendment to Warrants between Northwest Biotherapeutics, Inc. and Toucan Capital Fund II, L.P. dated January 26, 2005.(10.5)(1)

10.16	Warrant to purchase Series A Preferred Stock dated January 26, 2005 issued to Toucan Capital Fund II, L.P.(10.2)(1)

10.17	Warrant to purchase securities of the Company dated April 12, 2005 issued to Toucan Capital Fund II, L.P.(10.39)(11)

10.18	Warrant to purchase securities of the Company dated May 13, 2005 issued to Toucan Capital Fund II, L.P.(10.3)(12)

10.19	Warrant to purchase securities of the Company dated June 16, 2005 issued to Toucan Capital Fund II, L.P.(10.3)(13)

10.20	Warrant to purchase securities of the Company dated July 26, 2005 issued to Toucan Capital Fund II, L.P.(10.3)(14)

10.21	Warrant to purchase securities of the Company dated September 7, 2005 issued to Toucan Capital Fund II, L.P.(10.3)(15)

10.22	Amended Form of Warrant to purchase securities of the Company dated November 14, 2005 and April 17, 2006, as amended April 14, 2007, issued to Toucan Partners, LLC.(10.21)(23)

10.23	Form of Warrant to purchase securities of the Company dated April 14, 2007 issued to Toucan Partners, LLC.(10.22)(23)

10.24	Loan Agreement and 10% Convertible Promissory Note in the principal amount of $100,000 between the Company and Toucan Partners, LLC, dated April 27, 2007.(10.1)(24)

10.25	Warrant to purchase securities of the Company issued to Toucan Partners, LLC, dated April 27, 2007. (10.2)(24)

10.26	Form of Toucan Partners Loan Agreement and 10% Convertible Note, dated as of June 1, 2007.(10.1)(27)

10.27	Form of Toucan Partners Warrant, dated as of June 1, 2007.(10.2)(27)

10.28	Amended and Restated Warrant to purchase Series A Preferred Stock issued to Toucan Capital Fund II, L.P., dated as of June 1, 2007.(10.3)(27)

10.29	Warrant to purchase Series A-1 Preferred Stock issued to Toucan Capital Fund II, L.P., dated as of June 1, 2007.(10.4)(27)

10.30	Warrant to purchase Series A-1 Preferred Stock issued to Toucan Capital Fund II, L.P., dated as of June 1, 2007.(10.5)(27)

10.31	Northwest Biotherapeutics, Inc. $225,000 Demand Note dated June 13, 2007.(10.1)(28)

10.32	Conversion Agreement dated June 15, 2007 and effective June 22, 2007 between the Company and Toucan Capital Fund II, LLP.(10.1)(29)

10.33	Termination Agreement dated June 22, 2007 between the Company and Toucan Capital Fund II, LLP.(10.2)(29)

10.34	NOMAD Agreement dated June 15, 2007 and effective June 22, 2007 between the Company and Collins Stewart Europe Limited.(10.4)(29)

10.35***	Employment Agreement dated June 18, 2007 between Dr. Alton L. Boynton and the Company. (10.6)(29)

10.36***	Employment Agreement dated October 1, 2007 between Anthony P. Deasey and the Company.(10.1)(30)

10.37***	Letter of Appointment for Linda F. Powers.(10.8)(29)

10.38***	Letter of Appointment for R. Steve Harris.(10.9)(29)

10.39	Form of Warrant to purchase common stock of the Company, as amended.(10.27)(18)

10.40**	Northwest Biotherapeutics DCVax — Brain Services Agreement with Cognate BioServices, Inc. dated May 17, 2007.(10.1)(25)

10.41***	1998 Stock Option Plan.(10.15)(2)

10.42***	1999 Executive Stock Option Plan.(10.16)(2)

10.43***	2001 Stock Option Plan.(10.17)(2)

10.44***	2001 Nonemployee Director Stock Incentive Plan.(10.18)(2)

10.45***	Employee Stock Purchase Plan.(10.19)(2)

10.46***	2007 Stock Option Plan.(10.5)(29)

10.47***	Form of Stock Option Agreement under the 2007 Stock Option Plan.(10.2)(31)

10.48	Lease Agreement.(10.34)(18)

10.49	Lease Extension between the Company and the International Union of Operating Engineers Local 302, dated May 31, 2007(10.1)(26).

10.50	Clinical Study Agreement between the Company and the Regents of the University of California dated February 14, 2006.(10.35)(18)

10.51***	Employment Agreement dated June 18, 2007, by and between Jim Johnston and the Company.(10.7)(29)

10.52***	Form of Stock Option Agreement, dated December 31, 2007, by and between Dr. Alton L. Boynton and the Company.(99.1)(32)

10.53***	Form of Stock Option Agreement, dated December 31, 2007, by and between Dr. Marnix Bosch and the Company.(99.2)(32)

10.54	Sublease Agreement, dated as of March 21, 2008, between the Company and Toucan Capital Corporation.(10.1)(34)

10.55	Loan Agreement and Promissory Note, dated May 9, 2008 between the Company and Al Rajhi Holdings WLL (4.5)(36)

10.56	Loan Agreement and Promissory Note, dated August 19, 2008 between the Company and Toucan Partners LLC (10.1)(37)

10.57	Loan Agreement and Promissory Note, dated October 1, 2008 between the Company and SDS Capital Group SPC, Ltd (10.2)(38)

10.58	Warrant, dated October 1, 2008, between the Company and SDS Capital Group SPC, Ltd (10.3)(38)

10.59	Loan Agreement and Promissory Note, dated October 21, 2008, between the Company and SDS Capital Group SPC, Ltd (10.4)(39)

10.60	Form of Loan Agreement and Promissory Note, dated November 6, 2008, between the Company and a Group of Private Investors (10.5)(39)

10.61	Form of Warrant, dated November 6, 2008, between the Company and SDS Capital Group SPC. Ltd and a Group of Private Investors (10.5)(39)

10.62*	Loan Agreement and Promissory Note, dated December 22, 2008, between the Company and Toucan Partners LLC

10.63*	Form of Warrant, dated December 22, 2008, between the Company and Toucan Partners LLC

10.64*	Form of Securities Purchase Agreement, dated January 16, 2009, by and among the Company and Al Rajhi Holdings

10.65*	Securities Purchase Agreement, dated March 27, 2009 by and among the Company and a Group of Equity Investors

10.66*	Form of Warrant, dated March 27,2009, between the Company and a Group of Equity Investors

10.67*	Form of Loan Agreement and Promissory Note, dated March 27 2009, between the Company and a Group of Private Lenders

11	Computation of net loss per share included within the Northwest Biotherapeutics, Inc. audited financial statements for the year ended December 31, 2007 included in this Annual Report on Form 10-K.

21	Subsidiary of the registrant.(21.1)(35)

23*	Consent of Peterson Sullivan LLC, Independent Registered Public Accounting Firm.

31.1*
Certification of President (Principal Executive Officer and Principal Financial and Accounting Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of President, Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed or furnished herewith.

**	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

***	Denotes management contract or compensation plan or arrangement.

(1)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K, February 1, 2005.

(2)
Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-67350) on November 14, 2001.

(3)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Registration Statement on Form 8-A on July 8, 2002.

(4)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Form 10-K on May 14, 2004.

(5)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Quarterly Report on Form 10-Q on November 14, 2005.

(6)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on March 31, 2006.

(7)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on August 6, 2004.

(8)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on October 28, 2004.

(9)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on November 16, 2004.

(10)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on December 30, 2004.

(11)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Annual Report on Form 10-K on April 15, 2005.

(12)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8- K on May 18, 2005.

(13)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on June 21, 2005.

(14)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on August 1, 2005.

(15)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on September 9, 2005.

(16)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Quarterly Report on Form 10-Q on November 14, 2003.

(17)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on August 5, 2005.

(18)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 10-K on April 18, 2006.

(19)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on April 26, 2006.

(20)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Form 10-K/A on June 30, 2006.

(21)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant Registration Statement on Form S-1 (File No. 33-134320) on May 19, 2006.

(22)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1(File No. 333-134320) on July 17, 2006.

(23)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Form 10-K on April 17, 2007.

(24)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on May 3, 2007.

(25)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on May 21, 2007.

(26)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on June 4, 2007.

(27)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on June 7, 2007.

(28)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on June 18, 2007.

(29)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on June 22, 2007.

(30)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on October 2, 2007.

(31)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Registration Statement on Form S-8 on November 21, 2007.

(32)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on January 3, 2008.

(33)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 on January 28, 2008.

(34)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on March 24, 2008.

(35)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 on December 17, 2007.

(36)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on May 15, 2008, 2008.

(37)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Quarterly Report on Form 10-Q on August 19, 2008.

(38)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on October 6, 2008.

(39)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on November 11, 2008.