Form 10-Q
period 2009-03-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2009-05-20
CIK 1072379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-33393

Northwest Biotherapeutics, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	94-3306718
(State or other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Identification No.

7600 Wisconsin Avenue, Suite 750
Bethesda, Maryland 20814
(Address of Principal Executive Offices)

(240) 497-9024
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every interactive Data File required to be submitted and posted  pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

As of May 14, 2009, the total number of shares of common stock, par value $0.001 per share, outstanding was 45,069,872.

TABLE OF CONTENTS

NORTHWEST BIOTHERAPEUTICS, INC.

TABLE OF CONTENTS

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 2008 and March 31, 2009 (unaudited)	3

Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2008 and 2009 and the period from March 18, 1996 (inception) to March 31, 2009	4

Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2008 and 2009 and the period from March 18, 1996 (inception) to March 31, 2009	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4T. Controls and Procedures	22

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3. Defaults Upon Senior Securities	36

Item 4. Submission of Matters to a Vote of Security Holders	36

Item 5. Other Information	36

Item 6. Exhibits	36

SIGNATURES	37

INDEX TO EXHIBITS	38

Part I — Financial Information

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

Condensed Consolidated Balance Sheets
(in thousands)

	December 31, 2008	March 31, 2009
		(Unaudited)
Assets
Current assets:
Cash	$16	$566
Accounts receivable	1	1
Prepaid expenses and other current assets	1,057	709
Total current assets	1,074	1,276
Property and equipment:
Laboratory equipment	29	29
Office furniture and other equipment	82	82
Construction in Progress	387	389
	498	500
Less accumulated depreciation and amortization	(104)	(104)
Property and equipment, net	394	396
Deposit and other non-current assets	12	6
Total assets	$1,480	$1,678
Liabilities And Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,420	$3,746
Accounts payable, related party	656	2,178
Accrued expenses	1,298	1,127
Accrued expense, related party	905	1,362
Notes payable, net of warrant related discount ($603 and $119 at December 31, 2008 and March 31, 2009)	2,047	2,531
Note payable to related parties, net of warrant related discount ($46 and $22 at December 31, 2008 and March 31, 2009)	5,454	5,478
Total current liabilities	13,780	16,422
Long term liabilities
Convertible notes payable, net of discount ($73)	—	687
Total long term liabilities	—	687
Total liabilities	13,780	17,109
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized and none issued and outstanding Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2008 and March 31, 2009 and 42,492,853 and 45,069,872 shares issued and outstanding at December 31, 2008 and March 31, 2009, respectively	42	44
Common stock issuable 688,679 shares at March 31, 2009,	—	1
Stock subscription receivable	—	(365)
Additional paid-in capital	152,308	154,056
Deficit accumulated during the development stage	(164,626)	(169,202)
Cumulative translation adjustment	(24)	35
Total stockholders’ equity (deficit)	(12,300)	(15,431)
Total liabilities and stockholders’ equity (deficit)	$1,480	$1,678

See accompanying notes to condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Period from March 18, 1996 (Inception) to March 31,
	2008	2009	2009
Revenues:
Research material sales	$—	$—	$550
Contract research and development from related parties	—	—	1,128
Research grants and other	—	—	1,061
Total revenues	—	—	2,739
Operating costs and expenses:
Cost of research material sales	—	—	382
Research and development	3,062	2,492	59,817
General and administrative	2,603	1,333	50,377
Depreciation and amortization	22	—	2,344
Loss on facility sublease	—	—	895
Asset impairment loss and other (gain) loss	—	—	2,056
Total operating costs and expenses	5,687	3,825	115,871
Loss from operations	(5,687)	(3,825)	(113,132)
Other income (expense):
Warrant valuation	—	—	6,759
Gain on sale of intellectual property and property and equipment	—	—	3,664
Interest expense	(12)	(751)	(22,902)
Interest income and other	74	—	1,218
Net loss	(5,625)	(4,576)	(124,393)
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	—	—	(12,349)
Modification of Series A preferred stock warrants	—	—	(2,306)
Modification of Series A-1 preferred stock warrants	—	—	(16,393)
Series A preferred stock dividends	—	—	(334)
Series A-1 preferred stock dividends	—	—	(917)
Warrants issued on Series A and Series A-1 preferred stock dividends	—	—	(4,664)
Accretion of Series A preferred stock mandatory redemption obligation	—	—	(1,872)
Series A preferred stock redemption fee	—	—	(1,700)
Beneficial conversion feature of Series D preferred stock	—	—	(4,274)
Net loss applicable to common stockholders	$(5,625)	$(4,576)	$(169,202)
Net loss per share applicable to common stockholders — basic and diluted	$(0.13)	$(0.11)
Weighted average shares used in computing basic and diluted net loss per share	42,346	43,385

See accompanying notes to condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,		Period from March 18, 1996 (Inception) to March 31,
	2008	2009	2009
Cash Flows from Operating Activities:
Net Loss	$(5,625)	$(4,576)	$(124,393)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	22	—	2,344
Amortization of deferred financing costs	—	—	320
Amortization debt discount	—	509	18,873
Accrued interest converted to preferred stock	—	—	260
Accreted interest on convertible promissory note	—	—	1,484
Stock-based compensation costs	1,097	190	6,982
Warrant valuation	—	—	(6,759)
Asset impairment loss and loss (gain) on sale of properties	—	—	(1,325)
Loss on facility sublease	—	—	895
Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	—	—	(1)
Prepaid expenses and other current assets	28	354	11
Accounts payable and accrued expenses	(221)	248	4,888
Related party accounts payable and accrued expenses	(410)	1,979	3,540
Accrued loss on sublease	—	—	(265)
Deferred rent	—	—	410
Net Cash used in Operating Activities	(5,109)	(1,296)	(92,736)
Cash Flows from Investing Activities:
Purchase of property and equipment, net	(128)	(2)	(5,003)
Proceeds from sale of property and equipment	—	—	258
Proceeds from sale of intellectual property	—	—	1,816
Proceeds from sale of marketable securities	—	—	2,000
Refund of security deposit	—	—	(3)
Transfer of restricted cash	—	—	(1,035)
Net Cash used in Investing Activities	(128)	(2)	(1,967)
Cash Flows from Financing Activities:
Proceeds from issuance of note payable	—		2,650
Proceeds from issuance of convertible notes payable		760	760
Proceeds from issuance of note payable to related parties	—	—	11,250
Repayment of note payable to stockholder	—	—	(6,700)
Proceeds from issuance of convertible promissory note and warrants, net of issuance costs	—	—	13,099
Repayment of convertible promissory note	—	—	(119)
Borrowing under line of credit, Northwest Hospital	—	—	2,834
Repayment of line of credit, Northwest Hospital	—	—	(2,834)
Payment on capital lease obligations	—	—	(323)
Payments on note payable	—	—	(420)
Proceeds from issuance Series A cumulative preferred stock, net	—	—	28,708
Proceeds from exercise of stock options and warrants	—	—	228
Proceeds from issuance common stock, net	—	1,029	49,372
Payment of preferred stock dividends	—	—	(1,251)
Mandatorily redeemable Series A preferred stock redemption fee	—	—	(1,700)
Deferred financing costs	—	—	(320)
Net Cash provided by Financing Activities	—	1,789	95,234
Effect of exchange rates on cash	(46)	59	35
Net increase (decrease) in cash	(5,283)	550	566
Cash at beginning of period	7,861	16	—
Cash at end of period	$2,578	$566	$566
Supplemental disclosure of cash flow information — Cash paid during the period for interest	$12	$—	$1,879
Supplemental schedule of non-cash financing activities:
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	$—	$—	$12,349
Modification of Series A preferred stock warrants	—	—	2,306
Modification of Series A-1 preferred stock warrants	—	—	16,393
Warrants issued on Series A and Series A-1 preferred stock dividends	—	—	4,664
Equipment acquired through capital leases	—	—	285
Common stock warrant liability	—	—	11,841
Accretion of mandatorily redeemable Series A preferred stock redemption obligation	—	—	1,872
Beneficial conversion feature of convertible promissory notes	—	73	8,332
Conversion of convertible promissory notes and accrued interest to Series D preferred stock	—	—	5,324
Conversion of convertible promissory notes and accrued interest to Series A-1 preferred stock	—	—	7,707
Conversion of convertible promissory notes and accrued interest to common stock	—	—	269
Issuance of Series C preferred stock warrants in connection with lease agreement	—	—	43
Issuance of common stock for license rights	—	—	4
Issuance of common stock and warrants to Medarex	—	—	840
Issuance of common stock to landlord	—	—	35
Issuance of common stock for finders fee	—	93	93
Deferred compensation on issuance of stock options and restricted stock grants	—	—	759
Cancellation of options and restricted stock	—	—	849
Financing of prepaid insurance through note payable	—	—	491
Stock subscription receivable	—	365	845

See accompanying notes to condensed consolidated financial statements.

Northwest Biotherapeutics, Inc.
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Northwest Biotherapeutics, Inc. and its subsidiary, NW Bio Europe Sarl (collectively, the “Company”). All material intercompany balances and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). All normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the three month periods ended March 31, 2009 and 2008 are not necessarily indicative of results to be expected for a full year.

The independent registered public accounting firm’s report on the financial statements for the fiscal year ended December 31, 2008 states that because of recurring operating losses, net operating cash flow deficits, and a deficit accumulated during the development stage, there is substantial doubt about the Company’s ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies

The significant accounting policies used in the preparation of the Company’s condensed consolidated financial statements are disclosed in Note 3 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent and adopted Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements. EITF 07-1 was effective for the Company beginning January 1, 2009 and will be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The Company adopted EITF 07-1 effective January 1, 2009 which had no effect on the consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position (FSP No. 157-1) which excludes SFAS No. 13, “Accounting for Leases” and certain other accounting pronouncements that address fair value measurements under SFAS 13, from the scope of SFAS 157.  In February 2008, the FASB issued FSP No. 157-2 (FSP FAS 157-2), which provides a one-year delayed application of  SFAS 157 “Fair Value Measurements”  for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Therefore the Company was required to adopt SFAS 157 as amended by FSP FAS 157-1 and FSP FAS 157-2 on January 1, 2009, the beginning of the Company’s fiscal year, as related to nonfinancial assets and liabilities, which did not have an impact on the Company’s consolidated financial statements.

On April 9, 2009 the FASB issued several Staff Positions, as listed below, relating to fair value accounting, impairment of securities, and disclosures.  All of these FSP’s are effective for interim and annual periods ending after June 15, 2009; entities may early adopt the FSP’s for the interim and annual periods ended after March 15, 2009.  The Company did not early adopt any of these FSP’s and expect that adoption will not have a material impact on the Company’s consolidated financial statements.

•	FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly.”
•	FSP FAS 115-2 “Recognition and Presentation of Other-Than-Temporary Impairments;”and
•	FSP FAS 107-1, “Interim Disclosures about Fair Value of Financial Statements.”

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). FSP APB 14-1 states that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of Accounting Principles Board Opinion No. 14 and that issuers of such instruments should account separately for the liability and equity components of the instrument in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 was effective for financial statements issued for fiscal years beginning after December 15, 2008, and must be applied retrospectively to all periods presented. The Company adopted this standard  on January 1, 2009 which had no effect on the consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  EITF 07-5 was effective for fiscal years beginning after December 15, 2008.  The Company adopted EITF 07-5 effective January 1, 2009, which had no effect on the consolidated financial statements.

In June 2008, the FASB issued EITF Issue No. 08-4, Transition Guidance for Conforming Changes to Issue No. 98-5 (“EITF 08-4”).  The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios that result from EITF Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, and SFAS Issue No.  150,  Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.   EITF 08-4 was effective for financial statements issued for fiscal years ending after December 15, 2008. The Company adopted EITF 08-4 effective January 1, 2009, which had no effect on the consolidated financial statements.

In June 2008, the FASB issued FSP EITF Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  FSP EITF 03-6-1 was effective for fiscal years beginning after December 15, 2008.   The Company adopted EITF 03-6-1 effective January 1, 2009, which had no effect on the consolidated financial statements.

3. Fair Value Measurements

The Company adopted SFAS 157  which applies to certain accounting standards that require or permit fair value measurements on January 1, 2008.

SFAS 157 defines fair value, establishes a consistent framework for measuring fair value and expands disclosures for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1: Observable market inputs  such as quoted prices in active markets.

Level 2: Observable market inputs, other than the quoted prices in active markets, that are observable either directly or indirectly;    and

Level 3: Unobservable inputs where there is little or no market data, which require the reporting entity to develop its own

As of March 31, 2009, the Company did not hold any assets and liabilities which were required to be measured at fair value.

The Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which provides entities the option to measure many financial instruments and certain other items at fair value.  The Company has currently chosen not to elect the fair value option for any option for any items that are not already required to be measured at fair value in accordance with generally accepted accounting principles.

4. Stock-Based Compensation Plans

The Company has share-based compensation plans under which employees and non-employee directors may be granted options to purchase shares of Company common stock at the fair market value at the time of grant. Stock-based compensation cost is measured by the Company at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period which is generally the vesting period. For options and warrants issued to non-employees, the Company recognizes stock compensation costs utilizing the fair value methodology prescribed in SFAS 123 (revised 2004), Share Based Payment (“SFAS 123(R)”) over the related period of benefit.

The stock-based compensation expense related to stock-based awards under SFAS 123(R) totaled approximately $1,096,700 and $190,000 for the three months ended March 31, 2008 and 2009, respectively. As of March 31, 2009, the Company had $4.3 million of total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans.

There were no stock options granted during the three month periods ended March 31, 2009 and 2008.

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

5. Liquidity

The Company has experienced recurring losses from operations, and, as of March 31, 2009, had working capital deficit of $15.1 million and a deficit accumulated during the development stage of $169.2 million.

Since 2004, the Company has undergone a significant recapitalization pursuant to which Toucan Capital Fund II, L.P. (“Toucan Capital”) loaned the Company an aggregate of $6.75 million and Toucan Partners, LLC (“Toucan Partners”) loaned the Company an aggregate of $4.825 million (excluding $225,000 in proceeds from a demand note that was received on June 13, 2007 and repaid on June 27, 2007). The Board’s Chairperson is the managing director of Toucan Capital and the managing member of Toucan Partners. During this period of time, the Company also borrowed funds from certain members of management. In addition, the Company raised capital in March 2006 through a closed equity financing with unrelated investors (the “PIPE Financing”) and in June 2007 sold shares of Common Stock to foreign institutional investors. In May 2008, the Company borrowed $4 million from Al Rajhi Holdings W.L.L. (“Al Rajhi”), which beneficially owns greater than 10% of our issued and outstanding common stock. On August 19, 2008, the Company borrowed $1 million from Toucan Partners. On October 1, 2008, the Company borrowed $1 million from SDS Capital Group SPC, Ltd. (“SDS”).   On November 6, 2008, the Company borrowed an additional $1 million from SDS and $650,000 from a group of private investors. Additionally on December 22, 2008, the Company borrowed $500,000 from Toucan Partners. On February 10, 2009 the Company received $700,000 from Al Rajhi through the purchase of 1,000,000 shares of common stock at $0.70 per share.   During March 2009, the Company borrowed $760,000 from a group of private lenders (“Private Lenders”).  On March 27, 2009, the Company received $0.7 million from a group of investors (“2009 Private Investors”) through the sale of approximately 1.4 million shares of its common stock.

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

On August 19, 2008, the Company entered into a loan agreement with Toucan Partners, under which Toucan Partners provided the Company with debt financing in the amount of $1.0 million (the “Toucan Loan”). Under the terms of the Toucan Loan, the Company received $1.0 million in return for an unsecured promissory note in the principal amount of $1,060,000 (reflecting an original issue discount of six percent, or $60,000). The Toucan Loan had a term of six months. On February 19, 2009, Toucan Partners agreed to extend the term of the loan, the terms and  period of the extension are currently being negotiated by management. The note may be paid at any time without a prepayment penalty and the term may be extended in Toucan Partners discretion upon the Company’s request. Since February 20, 2009 the Company has been accruing interest related to the Toucan Loan on the same terms as those included in the original agreement. At March 31, 2009, the carrying value of the Loan was $1,073,000. The Company amortizes the discount using the effective interest method over the term of the loan. During the three month period ended March 31, 2009, the Company recorded interest expense related to the amortization of the discount of $29,000. Toucan Partners may elect to have the original issue discount amount paid at maturity in shares of common stock, at a price per share equal to the average closing price of the Company’s common stock on the NASD Over-The-Counter Bulletin Board during the ten trading days prior to the execution of the loan agreement. The intrinsic value of the Toucan Loan did not result in a beneficial conversion feature.

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

Upon issuing the Note to Toucan Partners, the Company recognized the note and warrants based on their relative fair values of $453,000 and $47,000, respectively, in accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants ” (“APB 14”).  The fair value of the note was determined using the Black-Scholes option pricing model. The relative fair value of the warrants was classified as a component of additional paid-in capital in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”) and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock ("EITF 00-19"), with the corresponding amount reflected as a contra-liability to the debt.  The fair value of the warrants was determined using the Black Scholes model, assuming a term of five years, volatility of 197%, no dividends, and a risk-free interest rate of 1.53%.

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

As a result of the financings described above, as of March 31, 2009, Toucan Capital held:

•	an aggregate of 19,299,486 shares of common stock;

•	warrants to purchase 14,150,732 shares of common stock at an exercise price of $0.60 per share; and

•	warrants to purchase 7,884,357 shares of common stock at an exercise price of $0.15 per share.

As a result of the financings described above, as of March 31, 2009, Toucan Partners and its managing member Ms. Linda Powers held:

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

As of March 31, 2009, Toucan Capital, including the holdings of Toucan Partners, beneficially owned of 21,872,196 shares of our capital stock, representing approximately 48.5% of our outstanding common stock.

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

On March 27, 2009, the Company entered into a securities purchase agreement (the “2009 Purchase Agreement”) with a group of accredited investors pursuant to which the Company agreed to sell an aggregate of approximately 1.4 million shares of its common stock, at a price of $0.53 per share, and to issue, for no additional consideration, warrants to purchase up to an aggregate of approximately 207,000 shares of the Company’s common stock. The financing closed and stock was issued to the new investors in early April and the Company received gross proceeds of approximately $0.7 million, before cash offering expenses of approximately $36,000. The total cost of the offering recorded, including both cash and non-cash costs, was approximately $176,000. The relative fair value of the common stock was estimated to be approximately $0.6 million and the relative fair value of the warrants was estimated to be $140,000 as determined based on the relative fair value allocation of the proceeds received. The warrants were valued using the Black-Scholes option pricing model.

Placement of Common Stock with Foreign Institutional Investors

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

Shareholder Loan

On May 12, 2008, the Company entered into a loan agreement with Al Rajhi, under which Al Rajhi provided the Company with debt financing in the amount of $4.0 million (the “Loan”). Under the terms of the Loan, the Company received $4.0 million in return for an unsecured promissory note in the principal amount of $4,240,000 (reflecting an original issue discount of six percent, or $240,000). The Loan had an original term of six months. On November 14, 2008 Al Rajhi agreed to extend the term of the Loan on terms that are currently being negotiated.  Since November 14, 2008 and until the terms of negotiation and execution of necessary documents are complete the Company has been accruing costs related to the Loan on the same terms as those included in the original loan agreement. The note may be paid at any time without a prepayment penalty and the term may be extended in Al Rajhi’s discretion upon the Company’s request. At March 31, 2009, the carrying value of the Loan was $4,440,000.  During the three month period ended March 31, 2009, the Company recorded interest expense including amortization of the original issue discount of $119,000. Al Rajhi may elect to have the original issue discount amount paid at maturity in shares of Common Stock, at a price per share equal to the average closing price of the Company’s Common Stock on the NASD Over-The-Counter Bulletin Board during the ten trading days prior to the execution of the Loan agreement. The intrinsic value of the Loan did not result in a beneficial conversion feature on the maturity date of the Loan.

Other Loans

On October 1, 2008, the Company entered into a Loan Agreement (the “SDS Loan”) and Promissory Note (the “Note”) with SDS.   Under the Note, SDS loaned the Company $1.0 million.  The Note is an unsecured obligation of the Company and accrues interest at the rate of 12% per year. The term of the Note is six months, with a maturity date of April 1, 2009. SDS agreed to extend the term of the Note on terms that are currently being negotiated.   Since April 2, 2009 the Company has been accruing interest related to the SDS Loan on the same terms as those included in the original agreement. The Note may not be prepaid without the consent of SDS.  The Note contains customary representations and warranties, and affirmative and negative covenants regarding the operation of the Company’s business during the term of the Note.  In connection with the Note, the Company issued to SDS a warrant (the “Investment Warrant”) to purchase 299,046 shares of the Company’s common stock at an exercise price equal to $0.53 per share, which was the closing price of the Company’s Common Stock on the AIM on October 1, 2008.  The Investment Warrant expires 5 years from the date of issuance.

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

On dates between October 21, 2008 and November 6, 2008, the Company entered into Loan Agreements (the “Private Investor Loans”) and Promissory Notes (the “Private Investor Promissory Notes”) with SDS and a group of private investors (the “Private Investors”).  Under the Private Investor Promissory Notes, SDS loaned the Company $1 million and the Private Investors loaned the Company $650,000 for an aggregate of $1.65 million. The Private Investor Promissory Notes are unsecured obligations of the Company and accrue interest at the rate of 12% per year. The term of the Private Investor Promissory Notes is six months, with maturity dates in April 2009. Management is in discussion with the Private Investors concerning extension of the Notes. Since the maturity dates of the Notes the Company has been accruing interest related to the Private Investor Loans on the same terms as those included in the original agreements. The Private Investor Promissory Notes may be prepaid at the discretion of the Company any time prior to maturity.  The Private Investor Promissory Notes contain customary representations and warranties, and affirmative and negative covenants regarding the operation of the Company’s business during the term of the Private Investor Promissory Notes.  The Company granted SDS and the Private Investors piggyback registration rights for any shares of the Company’s Common Stock issued to such investors upon exercise of the warrants issued to them in connection with the Private Investor Promissory Notes.  Additionally, SDS received certain rights relating to subsequent financings, subject to the Company’s right to pre-pay SDS and avoid the rights being triggered.

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

During March 2009, the Company entered into Convertible Loan Agreements and Promissory Notes with a group of Private Lenders (“Private Lenders”). Under the Note the Private Lenders  have  loaned the Company $650,000.  The Notes are unsecured obligations of the Company and accrue interest at the rate of 6% per year. The term of the Notes is two years, with a maturity dates in March 2011.   The Notes may not be prepaid without the consent of Private Lenders.  The Notes contain customary representations and warranties, and affirmative and negative covenants regarding the operation of the Company’s business during the term of the Notes. The conversion feature of the Loan Agreements allow the holder to receive shares of the Company’s common stock and not cash or other consideration. The Private Lenders may elect to have the total principal and accrued interest or any fraction thereof  paid at maturity in shares of Common Stock, at a price per share equal to the average closing price of the Company’s Common Stock on the NASD Over-The-Counter Bulletin Board during the five trading days prior to the execution of the Loan agreement. The intrinsic value of the Loans resulted in a beneficial conversion feature with a relative fair value of $73,000 attributable to the beneficial conversion feature.

On March 26, 2009, the Company entered into Convertible Loan Agreement and Promissory Note with a Private Lender (“Private Lender”). Under the Note the Private Lender  has  loaned the Company $110,000.  The Note is an unsecured obligation of the Company and accrues interest at the rate of 6% per year. The term of the Note is two years, with a maturity date of March 25, 2011.   The Note may not be prepaid without the consent of Private Lender.  The Note contains customary representations and warranties, and affirmative and negative covenants regarding the operation of the Company’s business during the term of the Note. Upon receiving a request from the Private Lender for conversion the Company may elect to settle the instrument in cash or pay the total principal and accrued interest or any fraction thereof  at maturity in shares of Common Stock, at a price per share equal to the average closing price of the Company’s Common Stock on the NASD Over-The-Counter Bulletin Board during the five trading days prior to maturity.  The Company has assessed the note under the terms of FASB Staff Position No. APB 14-1 and concluded that the amount of the loan attributable to equity is immaterial.  The intrinsic value of the note did not result in a material beneficial conversion feature.

Going Concern

As of May 9, 2009, the Company had approximately $0.1 million of cash on hand. The Company will need to raise additional capital in the near future to fund its clinical trials and other operating activities. The Company is in discussions with multiple parties regarding potential funding transaction. However, these parties are not obligated to provide such financing.

The Company will require additional funding before it achieves profitability and there can be no assurance that its efforts to seek such funding will be successful. The Company may raise additional funds by issuing additional common stock or securities (equity or debt) convertible into shares of Common Stock, in which case, the ownership interest of its stockholders will be diluted. Any debt financing, if available, is likely to include restrictive covenants that could limit the Company’s ability to take certain actions. Further, the Company may seek funding from Toucan Capital or Toucan Partners or their affiliates or other third parties. Such parties are under no obligation to provide the Company with any additional funds, and any such funding may be dilutive to stockholders and may contain restrictive covenants. The Company is currently exploring additional financings with several other parties; however, there can be no assurance that the Company will be able to complete any such financings, or that the terms of such financings will be attractive to the Company. If the Company’s capital raising efforts are unsuccessful, its inability to obtain additional cash as needed could have a material adverse effect on the Company’s financial position, results of operations and the Company’s ability to continue its existence. The Company’s independent registered public accounting firm has indicated in its report on the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2008 that there is substantial doubt about the Company’s ability to continue as a going concern.

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

For the three months ended March 31, 2009 and 2008, respectively, options to purchase 940,000 and 4,760,000 shares of Common Stock and warrants to purchase 35 million and 32 million shares of Common Stock were not included in the computation of diluted net loss per share because they were antidilutive.

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

During the three months ending March 31, 2009 and 2008, respectively, the Company recognized approximately $2.0 million and $1.8 million of research and development costs related to these service agreements. As of March 31, 2009 and December 31, 2008, the Company owed Cognate approximately $2.6 million and $1.1 million respectively.

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

During the three months ending March 31, 2009 and 2008, respectively, the Company recognized approximately $0 and $150,000 of general and administrative costs related to the recapitalization agreement, rent expense, as well as legal, travel and other costs incurred by Toucan Capital on the Company’s behalf. At March 31, 2009 and December 31, 2008, accrued expense payable to Toucan Capital amounted to $0.1 million and $0.4 million, respectively, and are included in the accompanying consolidated balance sheets.

Toucan Partners

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

As of April 30, 2009, the Company’s registration statement ceased to be effective. The Company has not yet filed a post-effective amendment to the registration statement. Liquidated damages will accrue at a rate of approximately $550 per day until a post effective registration statement is filed and becomes effective.  Liquidated damages accrued through March 31, 2009 for previous periods during which the registration statement was not effective amount to the aggregate of approximately $180,000.

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

On February 3, 2006, Soma filed another notice of appeal with the Supreme Court of the State of New York. On December 6, 2006, we filed our brief for this appeal and on December 12, 2006, Soma filed its reply brief. On June 19, 2007, the Appellate Division, First Department of the Supreme Court of the State of New York, reversed the December 30, 2005 decision and ordered a new arbitration proceeding. On July 26, 2007, we filed a Motion for Leave to Appeal with the Court of Appeals of the State of New York and on August 3, 2007 Soma filed its reply brief. On October 16, 2007, the Court of Appeals of the State of New York denied our motion to appeal. A new arbitration hearing took place in New York on May 13-15, 2009.  Management is unable to assess the likelihood of an unfavorable outcome resulting from the arbitration at this time. We intend to continue to vigorously defend ourselves against the claims of Soma.

Lonza Patent Infringement Claim

No change from previous filings.

Stockholder Class Action Lawsuits

On August 13, 2007, a complaint was filed in the U.S. District Court for the Western District of Washington naming the Company, the Chairperson of its Board of Directors, Linda F. Powers, and its Chief Executive Officer, Alton L. Boynton, as defendants in a class action for violation of federal securities laws. After this complaint was filed, five additional complaints were filed in other jurisdictions alleging similar claims. The complaints were filed on behalf of purchasers of the Company’s Common Stock between July 9, 2007 and July 18, 2007 and allege violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. The complaints seek unspecified compensatory damages, costs and expenses. On December 18, 2007, a consolidated complaint was filed in the U.S. District Court for the Western District of Washington consolidating the stockholder actions previously filed. The putative securities class action lawsuit, In re Northwest Biotherapeutics, Inc. Securities Litigation, No. C-07-1254-RAJ was settled with prejudice January 8, 2009.  The Company has agreed to pay in settlement US$1 million.  In accordance with the stipulation the insurance company has directly deposited the $1,000,000 in a court controlled escrow account. The settlement must be approved by the Court.  Management is unable to determine when the Court will approve the settlement.  Additional details about the settlement can be found in the formal settlement documents, which are available from the United States District Court for the Western District of Washington.  The case alleged that the Company misrepresented certain facts that resulted in the artificial inflation of the price of Northwest Biotherapeutics publicly-traded common stock between April 17, 2007 and July 18, 2007.  The Company disputes the allegations of the lawsuit, and denies that there was any such misrepresentation or that the shares of Northwest Biotherapeutics common stock were artificially inflated.  Nevertheless the Company is settling the lawsuit to avoid potentially expensive and protracted litigation.

We have no other legal proceedings pending at this time.

9. Subsequent Events

On May 2, 2009, the Company received $88,000 from Toucan Partners as a short term loan. The terms of the short term loan are currently being negotiated. The Company is exploring additional financing transactions with several other parties, which it hopes to complete during 2009. However, there can be no assurance that the Company will be able to complete any of the financings, or that the terms for such financings will be favorable to the Company.

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

On May 12, 2008, the Company entered into a loan agreement with Al Rajhi, under which Al Rajhi provided the Company with debt financing in the amount of $4.0 million (the “Loan”). Under the terms of the Loan, the Company received $4.0 million in return for an unsecured promissory note in the principal amount of $4,240,000 (reflecting an original issue discount of six percent, or $240,000). The Loan had an original term of six months. On November 14, 2008 Al Rajhi agreed to extend the term of the Loan on terms that are currently being negotiated.  Since November 14, 2008 and until the terms of negotiation and execution of necessary documents are complete the Company has been accruing costs related to the Loan on the same terms as those included in the original loan agreement. The note may be paid at any time without a prepayment penalty and the term may be extended in Al Rajhi’s discretion upon the Company’s request. At March 31, 2009, the carrying value of the Loan was $4,440,000.  During the three month period ended March 31, 2009, the Company recorded interest expense including amortization of the original issue discount of $119,000. Al Rajhi may elect to have the original issue discount amount paid at maturity in shares of Common Stock, at a price per share equal to the average closing price of the Company’s Common Stock on the NASD Over-The-Counter Bulletin Board during the ten trading days prior to the execution of the Loan agreement. The intrinsic value of the Loan did not result in a beneficial conversion feature on the maturity date of the Loan.

On August 19, 2008, the Company entered into a loan agreement with Toucan Partners, under which Toucan Partners provided the Company with debt financing in the amount of $1.0 million (the “Toucan Loan”). Under the terms of the Toucan Loan, the Company received $1.0 million in return for an unsecured promissory note in the principal amount of $1,060,000 (reflecting an original issue discount of six percent, or $60,000). The Toucan Loan had a term of six months. On February 19, 2009, Toucan Partners agreed to extend the term of the loan, the terms and  period of the extension are currently being negotiated bymanagement. The note may be paid at any time without a prepayment penalty and the term may be extended in Toucan Partners discretion upon the Company’s request. Since February 20, 2009 the Company has been accruing interest related to the Toucan Loan on the same terms as those included in the original agreement. At March 31, 2009, the carrying value of the Loan was $1,073,000. The Company amortizes the discount using the effective interest method over the term of the loan. During the three month period ended March 31, 2009, the Company recorded interest expense related to the amortization of the discount of $29,000. Toucan Partners may elect to have the original issue discount amount paid at maturity in shares of common stock, at a price per share equal to the average closing price of the Company’s common stock on the NASD Over-The-Counter Bulletin Board during the ten trading days prior to the execution of the loan agreement. The intrinsic value of the Toucan Loan did not result in a beneficial conversion feature.

On October 1, 2008, the Company entered into a Loan Agreement (the “SDS Loan”) and Promissory Note (the “Note”) with SDS.   Under the Note, SDS loaned the Company $1.0 million.  The Note is an unsecured obligation of the Company and accrues interest at the rate of 12% per year. The term of the Note is six months, with a maturity date of April 1, 2009. SDS agreed to extend the term of the Note on terms that are currently being negotiated.   Since April 2, 2009 the Company has been accruing interest related to the SDS Loan on the same terms as those included in the original agreement The Note may not be prepaid without the consent of SDS.  The Note contains customary representations and warranties, and affirmative and negative covenants regarding the operation of the Company’s business during the term of the Note.  In connection with the Note, the Company issued to SDS a warrant (the “Investment Warrant”) to purchase 299,046 shares of the Company’s common stock at an exercise price equal to $0.53 per share, which was the closing price of the Company’s Common Stock on the AIM on October 1, 2008.  The Investment Warrant expires 5 years from the date of issuance.

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

On dates between October 21, 2008 and November 6, 2008, the Company entered into Loan Agreements (the “Private Investor Loans”) and Promissory Notes (the “Private Investor Promissory Notes”) with SDS and a group of private investors (the “Private Investors”).  Under the Private Investor Promissory Notes, SDS loaned the Company $1 million and the Private Investors loaned the Company $650,000 for an aggregate of $1.65 million. The Private Investor Promissory Notes are unsecured obligations of the Company and accrue interest at the rate of 12% per year. The term of the Private Investor Promissory Notes is six months, with maturity dates in April 2009. Management is in discussion with the Private Investors concerning extension of the Notes. Since the maturity dates of the Notes the Company has been accruing interest related to the Private Investor Loans on the same terms as those included in the original agreements. The Private Investor Promissory Notes may be prepaid at the discretion of the Company any time prior to maturity.  The Private Investor Promissory Notes contain customary representations and warranties, and affirmative and negative covenants regarding the operation of the Company’s business during the term of the Private Investor Promissory Notes.  The Company granted SDS and the Private Investors piggyback registration rights for any shares of the Company’s Common Stock issued to such investors upon exercise of the warrants issued to them in connection with the Private Investor Promissory Notes.  Additionally, SDS received certain rights relating to subsequent financings, subject to the Company’s right to pre-pay SDS and avoid the rights being triggered.

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

Upon issuing the Note to Toucan Partners, the Company recognized the note and warrants based on their relative fair values of $453,000 and $47,000, respectively, in accordance with APB 14  The fair value of the note was determined using the Black-Scholes option pricing model. The relative fair value of the warrants was classified as a component of additional paid-in capital in accordance with SFAS No. 150, and EITF 00-19, , with the corresponding amount reflected as a contra-liability to the debt.  The fair value of the warrants was determined using the Black Scholes model, assuming a term of five years, volatility of 197%, no dividends, and a risk-free interest rate of 1.53%.

On January 16, 2009 the Company received $700,000 from Al Rajhi Holdings through the purchase of 1,000,000 shares of its common stock at $0.70 per share.  The Company granted Al Rajhi Holdings piggyback registration rights for the shares issued under the sale of securities.  The Securities Purchase Agreement contains the usual representations, warranties and covenants.

During March 2009, the Company entered into Convertible Loan Agreements and Promissory Notes with a group of Private Lenders (“Private Lenders”).  Under the Note the Private Lenders  have  loaned the Company $650,000.  The Notes are unsecured obligations of the Company and accrue interest at the rate of 6% per year. The term of the Notes is two years, with a maturity dates in March 2011.   The Notes may not be prepaid without the consent of Private Lenders.  The Notes contain customary representations and warranties, and affirmative and negative covenants regarding the operation of the Company’s business during the term of the Notes. The conversion feature of the Loan Agreements allow the holder to receive shares of the Company’s common stock and not cash or other consideration. The Private Lenders may elect to have the total principal and accrued interest or any fraction thereof  paid at maturity in shares of Common Stock, at a price per share equal to the average closing price of the Company’s Common Stock on the NASD Over-The-Counter Bulletin Board during the five trading days prior to the execution of the Loan agreement. The intrinsic value of the Loans resulted in a beneficial conversion feature with a relative fair value of $73,000 attributable to the beneficial conversion feature.

On March 26, 2009, the Company entered into Convertible Loan Agreement and Promissory Note with a Private Lender (“Private Lender”). Under the Note the Private Lender  has  loaned the Company $110,000.  The Note is an unsecured obligation of the Company and accrues interest at the rate of 6% per year. The term of the Note is two years, with a maturity date of March 25, 2011.   The Note may not be prepaid without the consent of Private Lender.  The Note contains customary representations and warranties, and affirmative and negative covenants regarding the operation of the Company’s business during the term of the Note. Upon receiving a request from the Private Lender for conversion the Company may elect to settle the instrument in cash or pay the total principal and accrued interest or any fraction thereof  at maturity in shares of Common Stock, at a price per share equal to the average closing price of the Company’s Common Stock on the NASD Over-The-Counter Bulletin Board during the five trading days prior to the execution of the Loan agreement.  The Company has assessed the note under the terms of FASB Staff Position No. APB 14-1 and concluded that the amount of the loan attributable to equity is immaterial.  The intrinsic value of the note did not result in a material beneficial conversion feature.

On March 27, 2009, the Company entered into a securities purchase agreement (the “2009 Purchase Agreement”) with a group of accredited investors pursuant to which the Company agreed to sell an aggregate of approximately 1.4 million shares of its common stock, at a price of $0.53 per share, and to issue, for no additional consideration, warrants to purchase up to an aggregate of approximately 207,000 shares of the Company’s common stock. The financing closed and stock was issued to the new investors in early April and the Company received gross proceeds of approximately $0.7 million, before cash offering expenses of approximately $36,000. The total cost of the offering recorded, including both cash and non-cash costs, was approximately $176,000. The relative fair value of the common stock was estimated to be approximately $0.6 million and the relative fair value of the warrants was estimated to be $140,000 as determined based on the relative fair value allocation of the proceeds received. The warrants were valued using the Black-Scholes option pricing model.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The critical accounting policies that involve significant judgments and estimates used in the preparation of our financial statements are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

See Note 2 to Condensed Consolidated Financial Statements in this Form 10Q

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

Three Months Ended March 31, 2009 and 2008

We recognized a net loss of $4.6 million for the three months ended March 31, 2009 compared to a net loss of $5.7 million for the three months ended March 31, 2008. The decrease in net loss was primarily attributable to an decrease in research and development and general and administrative expenses for the three months ended March 31, 2009 compared to the same period in 2008.

Research and Development Expense. Research and development expense decreased from $3.1 million for the three months ended March 31, 2008 to $2.5 million for the three months ended March 31, 2009. This decrease was primarily due to reduced staff and consequent reversal of stock option expense related to pre-vesting forfeitures of  stock options.

General and Administrative Expense. General and administrative expense decreased from $2.6 million for the three months ended March 31, 2008 to $1.3 million for the three months ended March 31, 2009. This decrease was primarily due to reduced staffing and stock options expense.

Depreciation and Amortization. Depreciation and amortization decreased from $22,000 during the three months ended March 31, 2008 to $0 for the three months ended March 31, 2009. This decrease was caused by depreciable assets reaching the end of useful lives.

Interest (Expense). Interest expense increased from $12,000 for the three months ended March 31, 2008 to $751,000 for the three months ended March 31, 2009. Interest expense for the three-month period ended March 31, 2009 was primarily related to the debt discount and interest expense associated with our outstanding notes payable that were outstanding during the three month period ended March 31, 2009.,

Liquidity and Capital Resources

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

As a result of the financings described above, as of March 31, 2009, Toucan Capital held:

•	an aggregate of 19,299,486 shares of common stock;

•	warrants to purchase 14,150,732 shares of common stock at an exercise price of $0.60 per share; and

•	warrants to purchase 7,884,357 shares of common stock at an exercise price of $0.15 per share.

As a result of the financings described above, as of March 31, 2009, Toucan Partners held:

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

In accordance with the Recapitalization Agreement, we accrued and paid certain legal and other administrative costs on Toucan Capital’s behalf. During the three months ended March 31, 2009 and 2008, respectively, we recognized approximately $0 and $150,000 of general and administrative costs related to the Recapitalization Agreement and certain other costs incurred by Toucan Capital on our behalf. Pursuant to the terms of the Conversion Agreement, the Recapitalization Agreement was terminated on June 22, 2007.

As of March 31, 2009, Toucan Capital and Toucan Partners collectively, held 21,872,196 shares of our common stock, representing approximately 48.5% of our outstanding common stock. Further, as of March 31, 2009, Toucan Capital and Toucan Partners and Ms. Linda Powers collectively, beneficially owned (including unexercised warrants) 52,872,326 shares of our common stock, representing a beneficial ownership interest of approximately 69.5%.

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

On May 9, 2008 the Company entered into a loan agreement with Al Rajhi Holdings, under which the Company received $4.0 million in return for an unsecured promissory note in the principal amount of $4,240,000 (reflecting an original issue discount of six percent, or $240,000) for a period of six (6) months.

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

As of May 9, 2009, we had approximately $0.1 million of cash on hand. We need to raise additional capital to fund our clinical trials and other operating activities. We are exploring additional financing transactions with several other parties, which we hope to complete later this year. However, there can be no assurance that we will be able to complete any of the financings, or that the terms for such financings will be favorable to us.

We are seeking additional funds through the issuance of additional common stock or other securities (equity or debt) convertible into shares of common stock, which could dilute the ownership interest of our stockholders. We may seek funding from Toucan Capital or Toucan Partners or their affiliates or other third parties. Such parties are under no obligation to provide us any additional funds, and any such funding may be dilutive to stockholders and may contain restrictive covenants that could limit our ability to take certain actions. If our capital raising efforts are unsuccessful, our inability to obtain additional cash as needed could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. Our independent registered public accounting firm has indicated in its report on our financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2008 that there is substantial doubt about our ability to continue as a going concern.

Sources of Cash

During the three months ended March 31, 2009, we received $700,000 from Al Rajhi Holdings for a  purchase of 1,000,000 shares of our common stock at $0.70 per share; $760,000 from private lenders in the form of promissory notes with a term of two years at 6% per annum; and  approximately $329,000, net of funding costs, from a closed equity financing with unrelated investors

Uses of Cash

We used $1.3 million in cash for operating activities during the three months ended March 31, 2009, compared to $5.1 million for the three months ended March 31, 2008. The decrease in cash used in operating activities was a result of reduced staffing and completion of initiation of manufacturing start-up, initiating the Phase II clinical trial for DCVax®-Brain and preparations for the commercialization of DCVax®-Brain in Switzerland.

We utilized $2,000 in cash for investing activities during the three months ended March 31, 2009 compared to $128,000 used in investing activities during the three months ended March 31, 2008. The cash utilized during the three-month period ended March 31, 2008 consisted of purchases of property and equipment primarily for computer and other equipment.

On March 21, 2008, we executed a sublease agreement with Toucan Capital Corporation, an affiliate of Toucan Capital and Toucan Partners, for our new corporate headquarters located at 7600 Wisconsin Avenue, Suite 750, Bethesda, Maryland 20814. This sublease agreement was effective as of July 1, 2008 and expires on October 31, 2016, unless sooner terminated according to its terms. Previously, we had been occupying our Bethesda headquarters under an oral arrangement with Toucan Capital Corporation, whereby we were required to pay base rent of $32,949 per month through December 31, 2008. Under the sublease agreement, we are required to pay base rent of $34,000 per month during 2008, which monthly amount increases by $1,000 on an annual basis, to a maximum of $42,000 per month during 2016, the last year of the term of the lease. In addition to monthly base rent, we are obligated to pay operating expenses allocable to the subleased premises under Toucan Capital Corporation’s master lease. During the three months ended March 31, 2009 and March 31, 2008, we paid $0 and approximately $300,000 to Toucan Capital Corporation pursuant to this sublease agreement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Interest Rate Risk

Our exposure to market risk is presently limited to the interest rate sensitivity of our cash which is affected by changes in the general level of U.S. and Swiss interest rates. We are exposed to interest rate changes primarily as a result of our investment activities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our cash in interest-bearing instruments, primarily money market funds. Due to the short-term nature of our cash, we believe that our exposure to market interest rate fluctuations is minimal. A hypothetical 10% change in short-term interest rates from those in effect at March 31, 2009 would not have a significant impact on our financial position or our expected results of operations. Our interest rate risk management objective with respect to our borrowings is to limit the impact of interest rate changes on earnings and cash flows. Our debt is carried at f rate of interest Of interest between 6 and 12 % per annum. We do not have any foreign currency or other derivative financial instruments.

Foreign Currency Exchange Rate Risk

As a corporation with contractual arrangements overseas, we are exposed to changes in foreign exchange rates. These exposures may change over time and could have a material adverse impact on our financial results. At this time we do not have a program to hedge this exposure.

Item 4T. Controls and Procedures

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

Evaluation of disclosure controls and procedures

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q are recorded, processed, summarized and reported within the time periods specified by the SEC. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management as appropriate, to allow timely decisions regarding required disclosure.

Based on the evaluation, our President and Chief Executive Officer after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, subject to the inherent limitations noted in this Part II, Item 9A, as of March 31, 2009, our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting, as discussed below.

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

(iii) Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the three month period ended March 31, 2009, we had one person on staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

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

We have implemented certain remediation measures and are in the process of designing and implementing additional remediation measures for the material weaknesses described in this Quarterly Report on Form 10-Q. Such remediation activities include the following:

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

Changes in Internal Controls over Financial Reporting

There were no significant changes in internal control over financial reporting during the first quarter of 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

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

On February 3, 2006, Soma filed another notice of appeal with the Supreme Court of the State of New York. On December 6, 2006, we filed our brief for this appeal and on December 12, 2006, Soma filed its reply brief. On June 19, 2007, the Appellate Division, First Department of the Supreme Court of the State of New York, reversed the December 30, 2005 decision and ordered a new arbitration proceeding. On July 26, 2007, we filed a Motion for Leave to Appeal with the Court of Appeals of the State of New York and on August 3, 2007 Soma filed its reply brief. On October 16, 2007, the Court of Appeals of the State of New York denied our motion to appeal. A new arbitration hearing took place in New York on May 13-15, 2009.  Management is unable to assess the likelihood of an unfavorable outcome resulting from the arbitration at this time. We intend to continue to vigorously defend ourselves against the claims of Soma.

Lonza Patent Infringement Claim

        No change from previous filings.

Stockholder Class Action Lawsuits

On August 13, 2007, a complaint was filed in the U.S. District Court for the Western District of Washington naming the Company, the Chairperson of its Board of Directors, Linda F. Powers, and its Chief Executive Officer, Alton L. Boynton, as defendants in a class action for violation of federal securities laws. After this complaint was filed, five additional complaints were filed in other jurisdictions alleging similar claims. The complaints were filed on behalf of purchasers of the Company’s Common Stock between July 9, 2007 and July 18, 2007 and allege violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. The complaints seek unspecified compensatory damages, costs and expenses. On December 18, 2007, a consolidated complaint was filed in the U.S. District Court for the Western District of Washington consolidating the stockholder actions previously filed. The putative securities class action lawsuit, In re Northwest Biotherapeutics, Inc. Securities Litigation, No. C-07-1254-RAJ was settled with prejudice January 8, 2009.  The Company has agreed to pay in settlement US$1 million.  In accordance with the stipulation the insurance company has directly deposited the $1,000,000 in a court controlled escrow account. The settlement must be approved by the Court.  Management is unable to determine when the Court will approve the settlement.  Additional details about the settlement can be found in the formal settlement documents, which are available from the United States District Court for the Western District of Washington.  The case alleged that the Company misrepresented certain facts that resulted in the artificial inflation of the price of Northwest Biotherapeutics publicly-traded common stock between April 17, 2007 and July 18, 2007.  The Company disputes the allegations of the lawsuit, and denies that there was any such misrepresentation or that the shares of Northwest Biotherapeutics common stock were artificially inflated.  Nevertheless the Company is settling the lawsuit to avoid potentially expensive and protracted litigation.

We have no other legal proceedings pending at this time

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

As of May 9, 2009, we had approximately $0.1 million of cash on hand. We will need additional capital to support and fund the research, development and commercialization of our product candidates and to fund our other operating activities. We are negotiating additional financing with several other parties, which we hope to complete later this year. There can be no assurance that we will be able to complete any of the financings, or that the terms for such financings will be attractive. If we are unable to obtain additional funds on a timely basis or on acceptable terms, we may be required to curtail or cease certain of our operations. We may raise additional funds by issuing additional common stock or securities (equity or debt) convertible into shares of common stock, in which case, the ownership interest of our stockholders will be diluted. Any  financing, if available, is likely to include restrictive covenants that could limit our ability to take certain actions. Further, we may seek funding from Toucan Capital or Toucan Partners or their affiliates or other third parties. Such parties are under no obligation to provide us any additional funds, and any such funding may be dilutive to stockholders and may contain restrictive covenants. If we are unable to obtain sufficient additional capital in the near term, we may cease operations at any time.

We are likely to continue to incur substantial losses, and may never achieve profitability.

We have incurred net losses every year since our formation in March 1996 and had a deficit accumulated during the development stage of approximately $164.6 million as of December 31, 2008. We expect that these losses will continue and anticipate negative cash flows from operations for the foreseeable future. Despite the receipt of approximately $25.9 million of net proceeds from an offering of our common stock on AIM in June 2007, receipt of loan proceeds  between May 2008 and March 2009 of $8.9 million and equity infusions in 2009 of $1.1 million we will need additional funding, and over the medium term we will need to generate revenue sufficient to cover operating expenses, clinical trial expenses and some research and development costs to achieve profitability. We may never achieve or sustain profitability.

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

We have had a limited operating history and we are at an early stage of development. We may not be able to achieve revenue growth in the future. We have generated the following limited revenues: $529,000 in 2003; $390,000 in 2004; $124,000 in 2005; $80,000 in 2006; $10,000 in 2007; $10,000 in 2008; and $0 in 2009. We have derived most of these limited revenues from the sale of research products to a single customer, contract research and development for related parties, research grants and royalties from licensing fees generated from a licensing agreement. Our limited operating history makes it difficult to assess our prospects for generating revenues.

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

We rely upon a single contract manufacturer, Cognate. The majority owner of Cognate is Toucan Capital, one of our majority stockholders. Cognate provides consulting services and is the manufacturer of our product candidates. We have an agreement in place with Cognate pursuant to which Cognate has agreed to provide manufacturing and other services in connection with our pivotal Phase II clinical trial for DCVax ® -Brain. The agreement requires us to make minimum monthly payments to Cognate irrespective of whether any DCVax ® products are manufactured. The agreement does not extend to providing services in respect of commercialization of the DCVax ® -Brain product, nor for other clinical trials or commercialization of any of our other product candidates. If and to the extent we wish to engage Cognate to manufacture our DCVax ® -Brain for commercialization or any of our other product candidates (including DCVax ® -Prostate) for clinical trials or commercialization, we will need to enter into a new agreement with Cognate or another third-party manufacturer which might not be feasible on a timely or favorable basis. The failure to timely enroll patients in our clinical trials will have an adverse impact on our financial results due, in part, to the minimum monthly payments that we make to Cognate.

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

The success of our business strategy may partially depend upon our ability to develop and maintain our collaborations and to manage them effectively. Due to concerns regarding our ability to continue our operations or the commercial feasibility of our personalized DCVax ® product candidates, these third parties may decide not to conduct business with us or may conduct business with us on terms that are less favorable than those customarily extended by them. If either of these events occurs, our business could suffer significantly.

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

We are party to various legal actions, as more fully described below under Item 3.” Legal Proceedings.” These pending legal proceedings include a dispute with Soma Partners, LLC, an investment bank, regarding certain fees Soma claims it is entitled to under an engagement letter with us.  The patent infringement claim filed against us by Lonza Group AG alleging infringement of certain patents relating to recombinant DNA methods, sequences, vectors, cell lines and host cells was settled May 6, 2008 and is more fully described below. In addition, a consolidated class action complaint has been filed against us alleging violations of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, based on certain of our public announcements regarding the status of certain regulatory approvals for our DCVax ® -Brain vaccine in Switzerland was also settled and more fully described below. We also  cooperated in  a formal SEC investigation into the same matter which after thorough investigation by the SEC was closed by the SEC without action. We can provide no assurances as to the outcome of the pending Soma Partners  legal proceedings.

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

We rely on third parties to assist us in managing and monitoring all our clinical trials. Our reliance on these third parties may result in delays in completing, or failure to complete, these trials if the third parties fail to perform under the terms of our agreements with them. We may not be able to find a sufficient alternative supplier of these services in a reasonable time period, or on commercially reasonable terms, if at all. If we were unable to obtain an alternative supplier of these services, we might be forced to curtail our Phase II clinical trial for DCVax ® -Brain.

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

We have 33 issued and licensed patents (9 in the United States and 23 in other jurisdictions) and 134 patent applications pending (19 in the United States and 115 in other jurisdictions) which cover the use of dendritic cells in DCVax ® as well as targets for either our dendritic cell or fully human monoclonal antibody therapy candidates. The issued patents expire at various dates from 2015 to 2026.

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

As for all biological products, we may need to provide pre-clinical and clinical data evidencing the comparability of products before and after any changes in manufacturing process both during and after product approval. Regulators may require that we generate data to demonstrate that products before or after any change are of comparable safety and efficacy if we are to rely on studies using earlier versions of the product. DCVax ® -Brain has been the subject of process changes during the early clinical phase of its development and regulators may require comparability data unless they are satisfied that changes in process do not affect the quality, and hence efficacy and safety, of the product.

We plan to rely on our current DCVax ® -Brain Phase II clinical trial as a single study in support of regulatory approval. While under certain circumstances, both EMEA and the FDA will accept a Phase II study as a single study in support of approval, it is not yet known whether they will do so in this case. If the regulators do not consider the Phase II study adequate on its own to support a finding of efficacy, we may be required to perform additional clinical trials in DCVax ® -Brain. There is some possibility that changes requested by the FDA could complicate the licensing application process.

Only the data for DCVax ® -Brain has been discussed with European regulators. On an informal basis, a number of European national regulators have indicated that additional pre-clinical and clinical data could be required before the DCVax ® -Brain product would be approved. However, it is not clear whether such data will be required until formal scientific advice is sought from the EMEA, which is the regulator that will ultimately review any application for approval of this product. Unless the EMEA grants a deferral or a waiver, we may also be obliged to generate clinical data in pediatric populations.

The FDA previously identified a number of deficiencies regarding the design of our original proposed Phase III clinical trial for DCVax ® -Prostate. We believe we remedied these deficiencies in the new trial design for a 600-patient Phase III clinical trial, which was cleared by the FDA in January 2005. However, we now intend to split this single 600-patient Phase III trial into two separate 300-patient Phase III trials. These revisions in trial design may cause delay in the development process for DCVax ® -Prostate. It is not yet known whether the FDA will consider the two-trial design sufficient for marketing approval, or whether the agency will require us to design and carry out additional studies. If, after the Phase III studies are carried out, the FDA is not satisfied that its concerns were adequately addressed, those studies could be insufficient to demonstrate efficacy and additional clinical studies could be required at that time.

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

We may not receive the benefits associated with orphan drug designation. This may result from a failure to achieve or maintain orphan drug status or the development of a competing product that has an orphan designation for the same indication. In Europe, the orphan status of DCVax ® -Brain will be reassessed shortly prior to the product receiving any regulatory approval. The EMEA will need to be satisfied that there is evidence that DCVax ® -Brain offers a significant benefit relative to existing therapies for the treatment of glioma if DCVax ® -Brain is to maintain its orphan drug status.

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

DCVax ® is our only technology in clinical development.

Unlike many pharmaceutical companies that have a number of products in development and which utilize many technologies, we are dependent on the success of our DCVax ® platform and, potentially, our CXCR4 antibody technology. While DCVax ® technology has a number of potentially beneficial uses, if that core technology is not commercially viable, we would have to rely on the CXCR4 technology, which is at an early pre-clinical stage of development, for our success. If the CXCR4 technology also fails, we currently do not have other technologies to fall back on and our business could fail.

We may be prevented from using the DCVax ® name in Europe.

The EMEA has indicated that DCVax ® may not be an acceptable name because of the suggested reference to a vaccine. Failure to obtain the approval for the use of the DCVax ® name in Europe would require us to market our potential products in Europe under a different name which could impair the successful marketing of our product candidates and may have a material adverse effect on our results of operations and financial condition.

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

The proceeds were used for general business purposes.

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

*32.1	Certification of President, Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s registration statement Form S-1 (File No. 333-67350) on July 17, 2006.

(2)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on June 22, 2007.

(3)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 on January 28, 2008.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC

Dated: May 20, 2009	By:	/s/ Alton L. Boynton
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

*32.1	Certification of President, Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s registration statement Form S-1 (File No. 333-67350) on July 17, 2006.

(2)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on June 22, 2007.

(3)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 on January 28, 2008.

*	Filed herewith.