Form 10-Q
period 2009-06-30
NORTHWEST BIOTHERAPEUTICS INC
filed 2009-08-14
CIK 1072379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

As of August 12, 2009, the total number of shares of common stock, par value $0.001 per share, outstanding was 45,069,872.

TABLE OF CONTENTS

NORTHWEST BIOTHERAPEUTICS, INC.

TABLE OF CONTENTS

Page
PART I — FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of December 31, 2008 and June 30, 2009 (unaudited)	3
Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2008 and 2009 and the period from March 18, 1996 (inception) to June 30, 2009	4
Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2008 and 2009 and the period from March 18, 1996 (inception) to June 30, 2009	5-6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	29
Item 4. Controls and Procedures	30
PART II — OTHER INFORMATION	31
Item 1. Legal Proceedings	31
Item 1A. Risk Factors	34
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3. Defaults Upon Senior Securities	46
Item 4. Submission of Matters to a Vote of Security Holders	46
Item 5. Other Information	46
Item 6. Exhibits	47
SIGNATURES	48
INDEX TO EXHIBITS	49

Part I — Financial Information

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

Condensed Consolidated Balance Sheets
(in thousands)

	December 31, 2008	June 30, 2009
		(Unaudited)
Assets
Current assets:
Cash	$16	$50
Accounts receivable	1	1
Prepaid expenses and other current assets	1,057	136
Total current assets	1,074	187
Property and equipment:
Laboratory equipment	29	29
Office furniture and other equipment	82	82
Construction in progress	387	389
	498	500
Less accumulated depreciation and amortization	(104)	(493)

Property and equipment, net	394	7
Deposit and other non-current assets	12	2
Total assets	$1,480	$196
Liabilities And Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,420	$3,626
Accounts payable, related party	656	3,536
Accrued expenses	1,298	1,390
Accrued expense, related party	905	1,535
Notes payable, net of warrant related discount ($603 and $0 at December 31, 2008 and June 30, 2009)	2,047	2,650
Note payable to related parties, net of warrant related discount ($46 and $0 at December 31, 2008 and June 30, 2009)	5,454	5,500
Total current liabilities	13,780	18,237
Long term liabilities
Convertible notes payable, net of discount ($64 at June 30, 2009)	—	696
Total long term liabilities	—	696
Total liabilities	13,780	18,933
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized and none issued and outstanding
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2008 and June 30, 2009 and 42,492,853 and 45,069,872 shares issued and outstanding at December 31, 2008 and June 30, 2009, respectively	42	45
Additional paid-in capital	152,308	154,524
Deficit accumulated during the development stage	(164,626)	(173,297)
Cumulative translation adjustment	(24)	(9)
Total stockholders’ equity (deficit)	(12,300)	(18,737)
Total liabilities and stockholders’ equity (deficit)	$1,480	$196

See accompanying notes to condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from March 18, 1996 (inception) to
	2008	2009	2008	2009	June 30, 2009
Revenues:
Research material sales	$—	$—	$—	$—	$550
Contract research and development from related parties	—	—	—	—	1,128
Research grants and other	—	—	—	—	1,061
Total revenues	—	—	—	—	2,739
Operating cost and expenses:
Cost of research material sales	—	—	—	—	382
Research and development	3,143	2,480	6,205	4,972	62,297
General and administrative	2,855	786	5,458	2,119	51,163
Depreciation and amortization	—	—	22	—	2,344
Loss on facility sublease	—	—	—	—	895
Asset impairment loss	—	389	—	389	2,445
Total operating costs and expenses	5,998	3,655	11,685	7,480	119,526
Loss from operations	(5,998)	(3,655)	(11,685)	(7,480)	(116,787)
Other income (expense):
Warrant valuation	—	—	—	—	6,759
Gain on sale of intellectual property	—	—	—	—	3,664
Interest expense	(69)	(440)	(81)	(1,191)	(23,342)
Interest income and other	17	—	91	—	1,218
Net loss	(6,050)	(4,095)	(11,675)	(8,671)	(128,488)
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	—	—	—	—	(12,349)
Modification of Series A preferred stock warrants	—	—	—	—	(2,306)
Modification of Series A-1 preferred stock warrants	—	—	—	—	(16,393)
Series A preferred stock dividends	—	—	—	—	(334)
Series A-1 preferred stock dividends	—	—	—	—	(917)
Warrants issued on Series A and Series A-1 preferred stock dividends	—	—	—	—	(4,664)
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	(1,872)
Series A preferred stock redemption fee	—	—	—	—	(1,700)
Beneficial conversion feature of Series D preferred stock	—	—	—	—	(4,274)
Net loss applicable to common stockholders	$(6,050)	$(4,095)	$(11,675)	$(8,671)	$(173,297)
Net loss per share applicable to common stockholders — basic and diluted	$(0.14)	$(0.09)	$(0.28)	$(0.20)
Weighted average shares used in computing basic and diluted net loss per share	42,376	45,069	42,361	44,232

See accompanying notes to condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,		Period from March 18, 1996 (Inception) to June 30,
	2008	2009	2009
Cash Flows from Operating Activities:
Net Loss	$(11,675)	$(8,671)	$(128,488)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	22	—	2,344
Amortization of deferred financing costs	—	—	320
Amortization of debt discount	—	659	19,023
Accrued interest converted to preferred stock	—	—	260
Accreted interest on convertible promissory note	—	—	1,484
Stock-based compensation costs	2,214	658	7,450
Warrant valuation	—	—	(6,759)
Asset impairment and loss (gain) on sale of properties	—	389	(936)
Loss on facility sublease	—	—	895
Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	—	—	(1)
Prepaid expenses and other current assets	(576)	931	588
Accounts payable and accrued expenses	94	391	5,031
Related party accounts payable and accrued expenses	(459)	3,510	5,071
Accrued loss on sublease	—	—	(265)
Deferred rent	—	—	410
Net Cash used in Operating Activities	(10,380)	(2,133)	(93,573)
Cash Flows from Investing Activities:
Purchase of property and equipment, net	(240)	(2)	(5,003)
Proceeds from sale of property and equipment	—	—	258
Proceeds from sale of intellectual property	—	—	1,816
Proceeds from sale of marketable securities	—	—	2,000
Refund of security deposit	—	—	(3)
Transfer of restricted cash	—	—	(1,035)
Net Cash used in Investing Activities	(240)	(2)	(1,967)
Cash Flows from Financing Activities:
Proceeds from issuance of note payable	—	—	2,650
Proceeds from issuance of convertible notes payable	—	760	760
Proceeds from issuance of note payable to related parties	4,000	—	11,250
Repayment of note payable to stockholder	—	—	(6,700)
Proceeds from issuance of convertible promissory note and warrants, net of issuance costs	—	—	13,099
Repayment of convertible promissory note	—	—	(119)
Borrowing under line of credit, Northwest Hospital	—	—	2,834
Repayment of line of credit, Northwest Hospital	—	—	(2,834)
Payment on capital lease obligations	—	—	(323)
Payments on note payable	—	—	(420)
Proceeds from issuance of Series A cumulative preferred stock, net	—	—	28,708
Proceeds from exercise of stock options and warrants	—	—	228
Proceeds from issuance of common stock, net	—	1,394	49,737
Payment of preferred stock dividends	—	—	(1,251)
Mandatorily redeemable Series A preferred stock redemption fee	—	—	(1,700)
Deferred financing costs	—	—	(320)
Net Cash provided by Financing Activities	4,000	2,154	95,599

	Six Months Ended June 30,		Period from March 18, 1996 (Inception) to June 30,
	2008	2009	2009
Effect of exchange rates on cash	(36)	15	(9)
Net increase (decrease) in cash	(6,656)	34	50
Cash at beginning of period	7,861	16	—
Cash at end of period	$1,205	$50	$50
Supplemental disclosure of cash flow information — Cash paid during the period for interest	$12	—	$1,879
Supplemental schedule of non-cash financing activities:
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	$—	$—	$12,349
Modification of Series A preferred stock warrants	—	—	2,306
Modification of Series A-1 preferred stock warrants	—	—	16,393
Warrants issued on Series A and Series A-1 preferred stock dividends	—	—	4,664
Equipment acquired through capital leases	—	—	285
Common stock warrant liability	—	—	11,841
Accretion of mandatorily redeemable Series A preferred stock redemption obligation	—	—	1,872
Beneficial conversion feature of convertible promissory notes	—	73	8,332
Conversion of convertible promissory notes and accrued interest to Series D preferred stock	—	—	5,324
Conversion of convertible promissory notes and accrued interest to Series A-1 preferred stock	—	—	7,707
Conversion of convertible promissory notes and accrued interest to common stock	—	—	269
Issuance of Series C preferred stock warrants in connection with lease agreement	—	—	43
Issuance of common stock for license rights	—	—	4
Issuance of common stock and warrants to Medarex	—	—	840
Issuance of common stock to landlord	—	—	35
Issuance of common stock for finders fee	—	93	93
Deferred compensation on issuance of stock options and restricted stock grants	—	—	759
Cancellation of options and restricted stock	—	—	849
Financing of prepaid insurance through note payable			491
Stock subscription receivable	—	—	480

See accompanying notes to condensed consolidated financial statements.

Northwest Biotherapeutics, Inc.
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Northwest Biotherapeutics, Inc. and its subsidiary, NW Bio Europe Sarl (collectively, the “Company”). All material intercompany balances and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). All normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the three and six month periods ended June 30, 2009 and 2008 are not necessarily indicative of results to be expected for a full year.

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

2. Summary of Significant Accounting Policies

The significant accounting policies used in the preparation of the Company’s condensed consolidated financial statements are disclosed in Note 3 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.  Certain amounts in the 2008 Financial Statements have been reclassified to conform to the 2009 Financial Statement presentation.

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

During 2009, the Company determined that the carrying value of its construction in progress was not recoverable, and recorded an impairment charge of $389,000 to reduce the carrying value to $0. Property and equipment are stated at cost, as adjusted for any prior impairments. Property and equipment are depreciated or amortized over their estimated useful lives using the straight-line method.

Recent Accounting Pronouncements

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

In February 2008, the FASB issued FASB Staff Position (”FSP No. 157-1”) which excludes SFAS No. 13, Accounting for Leases and certain other accounting pronouncements that address fair value measurements under SFAS 13, from the scope of SFAS 157 Fair Value Measurements.  In February 2008, the FASB issued FSP No. 157-2 (“FSP FAS 157-2”), which provides a one-year delayed application of  SFAS 157 Fair Value Measurements  for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Therefore the Company was required to adopt SFAS 157 as amended by FSP FAS 157-1 and FSP FAS 157-2 on January 1, 2009, the beginning of the Company’s fiscal year, as related to nonfinancial assets and liabilities, which did not have an impact on the Company’s consolidated financial statements.

On April 9, 2009 the FASB issued several Staff Positions, as listed below, relating to fair value accounting, impairment of securities, and disclosures.  All of these FSP’s are effective for interim and annual periods ending after June 15, 2009; entities may early adopt the FSP’s for the interim and annual periods ended after March 15, 2009.  The Company did not early adopt any of these FSP’s and the adoption on April 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

•	FSP FAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly.
•	FSP FAS 115-2 Recognition and Presentation of Other-Than-Temporary Impairments; and
•	FSP FAS 107-1, Interim Disclosures about Fair Value of Financial Statements.

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

In May 2009, the FASB issued SFAS No. 165 Subsequent Events (“SFAS 165”), which provides guidance to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for interim or fiscal periods ending after June 15, 2009.  Accordingly, the Company adopted the provisions of SFAS 165 on April 1, 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.  However, the provisions of SFAS 165 result in additional disclosures with respect to subsequent events.  See note 10, Subsequent Events, for this additional disclosure.

In April 2009, FASB issued FSP 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which amends SFAS No.107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as annual financial statements.  This standard is effective for periods ending after June 15, 2009.  Accordingly, the Company adopted the provisions of FSP FAS 107-1 and APB 28-1 on April 1, 2009.  The adoption of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.  However, the provisions of FSP FAS 107-1 and APB 28-1 result in additional disclosures with respect to the fair value of the Company’s financial instruments.

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

Level 2:  Observable market inputs, other than the quoted prices in active markets, that are observable either directly or indirectly;    and

Level 3:  Unobservable inputs where there is little or no market data, which require the reporting entity to develop its own

As of June 30, 2009, the Company did not hold any assets and liabilities which were required to be measured at fair value.

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

The Company adopted the provisions of FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments on April 1, 2009, which require disclosures about the fair value of financial instruments in interim as well as annual financial statements.  The following table summarizes the carrying value of the Company's financial instruments as of June 30, 2009 (in thousands):

	June 30, 2009
	Carrying Amount	Fair Value
Assets
Cash	$50	$50
Accounts receivable	1	1
Liabilities
Accounts payable	3,626	3,626
Accounts payable , related party	3,536	3,536
Accrued expenses	1,390	1,390
Accrued expenses, related parties	1,535	1,535
Notes payable, net	2,650	2,650
Notes payable to related parties, net	5,500	5,500
Convertible notes payable	696	696

For cash, accounts payable and accrued expenses, the carrying amount approximates fair value because of the relative short maturity of these instruments.  There are no direct market comparables for the notes payable, notes payable related parties or the convertible notes.  Due to the short term nature of the notes payable and notes payable related parties management believes that their fair value equates to the carrying value.   In determining the fair value of the convertible notes payable management has considered both their net present value and the conversion price of the notes relative to the current market price for the Company’s stock and concluded that as the conversion price is below the current price of the Company’s carrying value of the notes equates to fair market value.

4. Stock-Based Compensation Plans

The Company has share-based compensation plans under which employees and non-employee directors may be granted options to purchase shares of Company common stock at the fair market value at the time of grant. Stock-based compensation cost is measured by the Company at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period which is generally the service period. For options and warrants issued to non-employees, the Company recognizes stock compensation costs utilizing the fair value methodology prescribed in SFAS 123 (revised 2004), Share Based Payment (“SFAS 123(R)”), over the related period of benefit.

The stock-based compensation expense related to stock-based awards under SFAS 123(R) totaled approximately $468,300 and $1,117,200 for the three months ended June 30, 2009 and 2008, respectively. The stock-based compensation expense related to stock-based awards under SFAS 123(R) totaled approximately $658,000 and $2,213,900 for the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, the Company had $3.8 million of total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans.

Options to purchase 870,000 shares of the Company’s common stock were granted to employees in April and May 2008. No options to purchase the Company’s common stock were granted during the six month period ended June 30, 2009. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model.

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

5. Liquidity

The Company has experienced recurring losses from operations, and, as of June 30, 2009, had a working capital deficit of $18.1 million and a deficit accumulated during the development stage of $173.3 million.

Between 2004 and 2009, the Company has undergone a significant recapitalization through the transactions described below.

Toucan Capital and Toucan Partners

Toucan Capital Fund II, L.P. (“Toucan Capital”) loaned the Company an aggregate of $6.75 million during 2004 and 2005. In April 2006, the $6.75 million of notes payable plus all accrued interest due to Toucan Capital were converted into shares of the Company’s Series A-1 cumulative convertible Preferred Stock (the “Series A-1 Preferred Stock”). In connection with these loans the Company issued Toucan Capital a warrant to purchase 6,471,333 shares of Series A-1 Preferred Stock.

On January 26, 2005, the Company entered into a securities purchase agreement with Toucan Capital pursuant to which it purchased 32.5 million shares of the Company’s Series A cumulative convertible preferred stock (the “Series A Preferred Stock”) at a purchase price of $0.04 per share, for a net purchase price of $1.276 million. In connection with these loans the Company issued Toucan Capital a warrant to purchase 2,166,667 shares of Series A Preferred Stock.

From November 14, 2005 through March 9, 2006, Toucan Partners, LLC (“Toucan Partners”) loaned the Company $4.825 million.  In connection with these loans the Company issued a warrant to purchase 3,198,555 shares of Series A-1 Preferred Stock. In April 2007 this amount was converted into convertible demand notes (the “2007 Convertible Notes”) and related warrants (the “2007 Warrants”) carrying an interest rate of 10% per annum. The notes and related interest were repaid in full in the fourth quarter of 2007.

In May 2007 Toucan Partners loaned the Company an aggregate amount of $725,000, and issued warrants to purchase shares of the Company’s capital stock to Toucan Partners in connection with the notes. These notes and warrants are on the same terms as the 2007 Convertible Notes and 2007 Warrants.  The notes and related interest were repaid in full in the fourth quarter of 2007.

On June 1, 2007, the Company, Toucan Capital, and Toucan Partners entered into a conversion agreement (“Conversion Agreement”) which became effective on June 22, 2007 upon the admission of the Company’s Common Stock to trade on Alternative Investment Market (“AIM”) of the London Stock Exchange (“Admission”). Under the conversion agreement Toucan Capital and Toucan Partners agreed to eliminate a number of rights, preferences and protections associated with the Series A Preferred Stock and the Series A-1 Preferred Stock in exchange for 4,287,851 and 2,572,710 shares of common stock, respectively and Toucan Capital converted its preferred shares into 15,011,635 shares of common stock. Additionally under the conversion agreement the Company exchanged the warrants issued to purchase Series A-1 Preferred Stock and Series A Preferred Stock (discussed above) for warrants to purchase common stock of the Company. As a result of the conversion Toucan Capital now holds warrants to purchase 14,150,732 shares of Common Stock at an exercise price of $0.60 per share and 7,884,357 shares of Common Stock at an exercise price of $0.15 per share and Toucan Partners holds warrants to purchase 8,831,541 shares of Common Stock at an exercise price of $0.60 per share.

On August 19, 2008, the Company entered into a loan agreement with Toucan Partners, under which Toucan Partners provided the Company with debt financing in the amount of $1.0 million (the “Toucan Loan”). Under the terms of the Toucan Loan, the Company received $1.0 million in return for an unsecured promissory note in the principal amount of $1,060,000 (reflecting an original issue discount of six percent, or $60,000). The Toucan Loan had a term of six months. On February 19, 2009, Toucan Partners agreed to extend the term of the loan. The terms and period of the extension are currently being negotiated by management. The note may be paid at any time without a prepayment penalty and the term may be extended in Toucan Partners discretion upon the Company’s request. Since February 20, 2009 the Company has been accruing interest related to the Toucan Loan on the same terms as those included in the original agreement. At June 30, 2009, the carrying value (inclusive of interest accrued to June 30, 2009) of the Loan was $1,135,598. The Company amortizes the discount using the effective interest method over the term of the loan. During the three and six month periods ended June 30, 2009, the Company recorded interest expense related to the amortization of the discount of $44,836 and $89,179 respectively. Toucan Partners may elect to have the original issue discount amount paid at maturity in shares of common stock, at a price per share equal to the average closing price of the Company’s common stock on the NASD Over-The-Counter Bulletin Board during the ten trading days prior to the execution of the loan agreement. The intrinsic value of the Toucan Loan did not result in a beneficial conversion feature.

On December 22, 2008, the Company entered into a Loan Agreement and Promissory Note with Toucan Partners.   Under the Note, Toucan has loaned the Company $500,000 (the “Toucan December Loan”).  The Note is an unsecured obligation of the Company and accrues interest at the rate of 12% per year. The term of the Note is six months, with a maturity date of June 22, 2009.   Toucan Partners have agreed to extend the term of the loan. The terms and period of the extension are currently being negotiated by management. The Note may be prepaid without the consent of Toucan.   The Note contains customary representations and warranties, and affirmative and negative covenants regarding the operation of the Company’s business during the term of the Note.  In connection with the Note, the Company issued to Toucan Partners a warrant to purchase 132,500 shares of the Company’s common stock at an exercise price equal to $0.40 per share, which was the closing price of the Company’s Common Stock on the NASD Over-The-Counter Bulletin Board on December 22, 2008.  The warrant expires 5 years from the date of issuance.

Upon issuing the Note to Toucan Partners, the Company recognized the note and warrants based on their relative fair values of $453,000 and $47,000, respectively, in accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants (“APB 14”).  The fair value of the note was determined using the Black-Scholes option pricing model. The relative fair value of the warrants was classified as a component of additional paid-in capital in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”) and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock ("EITF 00-19"), with the corresponding amount reflected as a contra-liability to the debt.  The fair value of the warrants was determined using the Black Scholes model, assuming a term of five years, volatility of 197%, no dividends, and a risk-free interest rate of 1.53%.

As a result of the financings described above, as of June 30, 2009, Toucan Capital held:

•	an aggregate of 19,299,486 shares of Common Stock;

•	warrants to purchase 14,150,732 shares of Common Stock at an exercise price of $0.60 per share; and

•	warrants to purchase 7,884,357 shares of Common Stock at an exercise price of $0.15 per share.

As a result of the financings described above, as of June 30, 2009, Toucan Partners and its managing member Ms. Linda Powers held:

•	an aggregate of 2,572,710 shares of Common Stock;

•	warrants to purchase 8,832,541 shares of Common Stock at an exercise price of $0.60 per share; and

•	warrants to purchase 132,500 shares of common stock at an exercise price of $0.40.

As of June 30, 2009, Toucan Capital, including the holdings of Toucan Partners, held 21,872,196 shares of the Company’s capital stock, representing approximately 48.5% of the outstanding Common Stock. Further, as of June 30, 2009, Toucan Capital, including the holdings of Toucan Partners, beneficially owned (including unexercised warrants) 52,872,326 shares of the Company’s capital stock, representing a beneficial ownership interest of approximately 69.5%.

Private Placement

On March 30, 2006, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with a group of accredited investors pursuant to which the Company agreed to sell an aggregate of approximately 2.6 million shares of its Common Stock, at a price of $2.10 per share, and to issue, for no additional consideration, warrants to purchase up to an aggregate of approximately 1.3 million shares of the Company’s Common Stock. The PIPE Financing closed and stock was issued to the new investors and the Company received gross proceeds of approximately $5.5 million, before cash offering expenses of approximately $442,000. The total cost of the offering recorded, including both cash and non-cash costs, was approximately $837,000. The relative fair value of the Common Stock was estimated to be approximately $3.7 million and the relative fair value of the warrants was estimated to be $1.8 million as determined based on the relative fair value allocation of the proceeds received. The warrants were valued using the Black-Scholes option pricing model.

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

On March 27, 2009, the Company entered into a securities purchase agreement (the “2009 Purchase Agreement”) with a group of accredited investors pursuant to which the Company agreed to sell an aggregate of approximately 1.4 million shares of its common stock, at a price of $0.53 per share, and to issue, for no additional consideration, warrants to purchase up to an aggregate of approximately 207,000 shares of the Company’s common stock. The financing closed and stock was issued to the new investors and the Company received gross proceeds of approximately $0.7 million, before cash offering expenses of approximately $36,000. The total cost of the offering recorded, including both cash and non-cash costs, was approximately $176,000. The relative fair value of the common stock was estimated to be approximately $0.6 million and the relative fair value of the warrants was estimated to be $140,000 as determined based on the relative fair value allocation of the proceeds received. The warrants were valued using the Black-Scholes option pricing model.

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

Shareholder Loan

On May 12, 2008, the Company entered into a loan agreement with Al Rajhi, under which Al Rajhi provided the Company with debt financing in the amount of $4.0 million (the “Loan”). Under the terms of the Loan, the Company received $4.0 million in return for an unsecured promissory note in the principal amount of $4,240,000 (reflecting an original issue discount of six percent, or $240,000). The Loan had an original term of six months. On November 14, 2008 Al Rajhi agreed to extend the term of the Loan on terms that are currently being negotiated.  Since November 14, 2008 and until the terms of negotiation and execution of necessary documents are complete the Company has been accruing costs related to the Loan on the same terms as those included in the original loan agreement. The note may be paid at any time without a prepayment penalty and the term may be extended in Al Rajhi’s discretion upon the Company’s request. At June 30, 2009, the carrying value (inclusive of interest accrued through June 30, 2009) of the Loan was $4,560,884.  During the three and six month periods ended June 30, 2009, the Company recorded interest expense including amortization of the original issue discount of $120,663 and $240,000 respectively. Al Rajhi may elect to have the original issue discount amount paid at maturity in shares of Common Stock, at a price per share equal to the average closing price of the Company’s Common Stock on the NASD Over-The-Counter Bulletin Board during the ten trading days prior to the execution of the Loan agreement. The intrinsic value of the Loan did not result in a beneficial conversion feature on the maturity date of the Loan.

Other Loans

On October 1, 2008, the Company entered into a Loan Agreement (the “SDS Loan”) and Promissory Note (the “Note”) with SDS.   Under the Note, SDS loaned the Company $1.0 million.  The Note is an unsecured obligation of the Company and accrues interest at the rate of 12% per year. The term of the Note is six months, with a maturity date of April 1, 2009. In April 2009, SDS agreed to extend the term of the Note on terms that are currently being negotiated.   Since April 2, 2009 the Company has been accruing interest related to the SDS Loan on the same terms as those included in the original agreement. The Note may not be prepaid without the consent of SDS.  The Note contains customary representations and warranties, and affirmative and negative covenants regarding the operation of the Company’s business during the term of the Note.  In connection with the Note, the Company issued to SDS a warrant (the “Investment Warrant”) to purchase 299,046 shares of the Company’s common stock at an exercise price equal to $0.53 per share, which was the closing price of the Company’s Common Stock on the AIM on October 1, 2008.  The Investment Warrant expires 5 years from the date of issuance.

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

On dates between October 21, 2008 and November 6, 2008, the Company entered into Loan Agreements (the “Private Investor Loans”) and Promissory Notes (the “Private Investor Promissory Notes”) with SDS and a group of private investors (the “Private Investors”).  Under the Private Investor Promissory Notes, SDS loaned the Company $1 million and the Private Investors loaned the Company $650,000 for an aggregate of $1.65 million. The Private Investor Promissory Notes are unsecured obligations of the Company and accrue interest at the rate of 12% per year. The term of the Private Investor Promissory Notes is six months, with maturity dates in April 2009. In April 2009, the Private Investors agreed to extend the term of the Note on terms that are currently being negotiated. Since the maturity dates of the Notes the Company has been accruing interest related to the Private Investor Loans on the same terms as those included in the original agreements. The Private Investor Promissory Notes may be prepaid at the discretion of the Company any time prior to maturity.  The Private Investor Promissory Notes contain customary representations and warranties, and affirmative and negative covenants regarding the operation of the Company’s business during the term of the Private Investor Promissory Notes.  The Company granted SDS and the Private Investors piggyback registration rights for any shares of the Company’s Common Stock issued to such investors upon exercise of the warrants issued to them in connection with the Private Investor Promissory Notes.  Additionally, SDS received certain rights relating to subsequent financings, subject to the Company’s right to pre-pay SDS and avoid the rights being triggered.

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

During March 2009, the Company entered into convertible Loan Agreements and Promissory Notes with a group of private lenders (“Private Lenders”).  Under the Notes the Private Lenders have loaned the Company $650,000.  The Notes are unsecured obligations of the Company and accrue interest at the rate of 6% per year. The term of the Notes is two years, with a maturity dates in March 2011.   The Notes may not be prepaid without the consent of Private Lenders.  The Notes contain customary representations and warranties, and affirmative and negative covenants regarding the operation of the Company’s business during the term of the Notes. The conversion feature of the Loan Agreements allows the holder to receive shares of the Company’s common stock and not cash or other consideration. The Private Lenders may elect to have the total principal and accrued interest or any fraction thereof paid at maturity in shares of Common Stock, at a price per share equal to the average closing price of the Company’s Common Stock on the NASD Over-The-Counter Bulletin Board during the five trading days prior to the execution of the Loan agreement. The intrinsic value of the Loans resulted in a beneficial conversion feature with a relative fair value of $73,000 attributable to the beneficial conversion feature.

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

Short-term debt consists of the following at December 31, 2008 and June 30, 2009 (in thousands):

	December 31, 2008	June 30, 2009
Unsecured note payable to SDS, interest rate 12% per annum	$1,000	$1,000
Unsecured notes payable to SDS and Private Investors, interest rate 12% per annum (net of warrant related discount $603 and $0 December 31, 2008 and June 30, 2009)	1,047	1,650
Total notes payable (net)	$2,047	$2,650
Notes payable to Al Rajhi, interest rate 12% per annum	$4,000	$4,000
Notes payable to Toucan Partners, interest rate 12% per annum	1,000	1,000
Note payable Toucan Partners, interest rate 12% per annum (net of warrant related discount $46 and $0 at December 31, 2008 and June 30,2009)	454	500
Total notes payable related parties (net)	$5,454	$5,500

Long-term debt consists of the following at December 31, 2008 and June 30,2009 (in thousands):

	December 31, 2008	June 30, 2009
Unsecured convertible notes payable to Private Lenders, interest rate 6% per annum, maturing on March 25, 2011, convertible into the Company’s common stock (net of discount related to beneficial conversion feature ($64 at June 30, 2009)	$–	$586
Unsecured convertible note payable to Private Lender, interest rate 6% per annum, matures March 25, 2011, convertible into the Company’s common stock at Company’s option	–	110
Total -long-term debt (net)	$–	$696

Going Concern

As of August 12, 2009, the Company had approximately $265,000 of cash on hand. Management estimates that the available cash is sufficient to support day to day operations through the end of September. Management is in discussions with multiple parties regarding potential funding transactions. However, these parties are not obligated to provide such financing.

The Company will require additional funding before the Company achieves profitability and there can be no assurance that its efforts to seek such funding will be successful. The Company may raise additional funds by issuing additional common stock or securities (equity or debt) convertible into shares of Common Stock, in which case, the ownership interest of the Company’s stockholders will be diluted. Any debt financing, if available, is likely to include restrictive covenants that could limit its ability to take certain actions. Further, the Company may seek funding from Toucan Capital or Toucan Partners or their affiliates or other third parties. Such parties are under no obligation to provide any additional funds, and any such funding may be dilutive to stockholders and may contain restrictive covenants. The Company currently is exploring additional financings with several other parties; however, there can be no assurance that the Company will be able to complete any such financing, or that the terms of such financings will be attractive to us. If the Company’s capital raising efforts are unsuccessful, its inability to obtain additional cash as needed could have a material adverse effect on the Company’s financial position, results of operations and its ability to continue in existence. Its independent registered public accounting firm has indicated in its report on the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2008 that there is substantial doubt about its ability to continue as a going concern.

6. Net Income (Loss) Per Share Applicable to Common Stockholders

Effective June 19, 2007, all shares of Common Stock issued and outstanding were combined and reclassified on a one-for-fifteen basis (the “Reverse Stock Split”). The effect of the Reverse Stock Split has been retroactively applied to prior periods.

For the three and six months ended June 30, 2009 and 2008, respectively, options to purchase 2,400,000 and 5,600,000 shares of Common Stock and warrants to purchase 35 million and 32 million shares of Common Stock respectively were not included in the computation of diluted net loss per share because they were antidilutive.

7. Related Party Transactions

Cognate Agreement

On July 30, 2004, the Company entered into a service agreement with Cognate Therapeutics, Inc. (now known as Cognate BioServices, Inc., or Cognate), a contract manufacturing and services organization in which Toucan Capital has a majority interest. In addition, two of the principals of Toucan Capital are members of Cognate’s board of directors and, on May 17, 2007, the managing director of Toucan Capital was appointed to serve as a director of the Company and to serve as the non-executive Chairperson of the Company’s Board of Directors. Under the service agreement, the Company agreed to utilize Cognate’s services for an initial two-year period, related primarily to manufacturing DCVax® product candidates, regulatory advice, research and development preclinical activities and managing clinical trials. The agreement expired on July 30, 2006; however, the Company continued to utilize Cognate’s services under the same terms as set forth in the expired agreement. On May 17, 2007, the Company entered into a new service agreement with Cognate pursuant to which Cognate will provide certain consulting and, when needed, manufacturing services to the Company for its DCVax®-Brain Phase II clinical trial. Under the terms of the new contract, the Company paid a non-refundable contract initiation fee of $250,000 and committed to pay budgeted monthly service fees of $400,000, subject to quarterly true-ups, and monthly facility fees of $150,000. The Company may terminate this agreement with 180 days notice and payment of all reasonable wind-up costs and Cognate may terminate the contract in the event that the brain cancer clinical trial fails to complete enrollment by July 1, 2009. As of August 14, 2009 Cognate has not terminated the service agreement. However, if such termination by the Company occurs at any time prior to the earlier of the submission of an FDA biological license application/new drug application on the Company’s brain cancer clinical trial or July 1, 2010 or, such termination by Cognate results from failure of the brain cancer clinical trial to complete patient enrollment by July 1, 2009, the Company is obligated to make an additional termination fee payment to Cognate equal to $2 million.

During the three months ending June 30, 2009 and 2008, the Company recognized approximately $2.0 million and $2.3 million, respectively, of research and development costs related to these service agreements. During the six months ending June 30, 2009 and 2008, respectively, the Company recognized approximately $4.0 million and $4.1 million of research and development costs related to these service agreements. As of June 30, 2009 and December 31, 2008, the Company owed Cognate approximately $3.2 and $1.1 million, respectively.

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

During the three months ending June 30, 2009 and 2008, respectively, the Company recognized approximately $102,000 and $148,000 of general and administrative costs related to the recapitalization agreement, rent expense, as well as legal, travel and other costs incurred by Toucan Capital on the Company’s behalf.  At June 30, 2009 and December 31, 2008, accrued expense payable to Toucan Capital amounted to $150,000 and $50,000, respectively, and are included in the accompanying consolidated balance sheets.

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

As of April 30, 2009, the Company’s registration statement ceased to be effective. The Company has not yet filed a post-effective amendment to the registration statement. Liquidated damages will accrue at a rate of approximately $550 per day until a post effective registration statement is filed and becomes effective.  Liquidated damages accrued through June 30, 2009 for previous periods during which the registration statement was not effective amount to the aggregate of approximately $215,000.

Legal Proceedings

Soma Arbitration

The Company signed an engagement letter, dated October 15, 2003, with Soma Partners, LLC, or Soma, a New Jersey-based investment bank, pursuant to which the Company engaged them to locate potential investors. Pursuant to the terms of the engagement letter, any disputes arising between the parties would be submitted to arbitration in the New York metropolitan area. A dispute arose between the parties. Soma filed an arbitration claim against us with the American Arbitration Association in New York, NY claiming unpaid commission fees of $186,000 and seeking declaratory relief regarding potential fees for future transactions that may be undertaken by the Company with Toucan Capital. The Company vigorously disputed Soma’s claims on multiple grounds. The Company contended that it only owed Soma approximately $6,000.

Soma subsequently filed an amended arbitration claim, claiming unpaid commission fees of $339,000 and warrants to purchase 6% of the aggregate securities issued to date, and seeking declaratory relief regarding potential fees for future financing transactions which may be undertaken by the Company with Toucan Capital and others, which could potentially be in excess of $4 million. Soma also requested the arbitrator award its attorneys’ fees and costs related to the proceedings. The Company strongly disputed Soma’s claims and defended ourselves.

The arbitration proceedings occurred from March 8-10, 2005 and on May 24, 2005, the arbitrator ruled in the Company’s favor and denied all claims of Soma. In particular, the arbitrator decided that the Company did not owe Soma the fees and warrants sought by Soma, that the Company would not owe Soma fees in connection with future financings, if any, and that the Company had no obligation to pay any of Soma’s attorneys’ fees or expenses. The arbitrator agreed that the only amount owed Soma was $6,702.87, the payment of which was made on May 27, 2005.

On August 29, 2005, Soma filed a notice of petition to vacate the May 24, 2005 arbitration award with the Supreme Court of the State of New York. On December 30, 2005, the Supreme Court of the State of New York dismissed Soma’s petition.

On February 3, 2006, Soma filed another notice of appeal with the Supreme Court of the State of New York. On December 6, 2006, the Company filed its brief for this appeal and on December 12, 2006, Soma filed its reply brief. On June 19, 2007, the Appellate Division, First Department of the Supreme Court of the State of New York, reversed the December 30, 2005 decision and ordered a new arbitration proceeding. On July 26, 2007, the Company filed a Motion for Leave to Appeal with the Court of Appeals of the State of New York and on August 3, 2007 Soma filed its reply brief. On October 16, 2007, the Court of Appeals of the State of New York denied our motion to appeal. The Company intends to continue to vigorously defend against Soma’s claims. A new arbitration hearing was held New York for May 13-15, 2009 and June 24, 2009.  We are continuing to vigorously defend against the claims of Soma, which we believe are unfounded.

Lonza Patent Infringement Claim

No change from previous filings.

Stockholder Class Action Lawsuits

On August 13, 2007, a complaint was filed in the U.S. District Court for the Western District of Washington naming the Company, the Chairperson of its Board of Directors, Linda F. Powers, and its Chief Executive Officer, Alton L. Boynton, as defendants in a class action for violation of federal securities laws. After this complaint was filed, five additional complaints were filed in other jurisdictions alleging similar claims. The complaints were filed on behalf of purchasers of the Company’s Common Stock between July 9, 2007 and July 18, 2007 and allege violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. The complaints seek unspecified compensatory damages, costs and expenses. On December 18, 2007, a consolidated complaint was filed in the U.S. District Court for the Western District of Washington consolidating the stockholder actions previously filed. The putative securities class action lawsuit, In re Northwest Biotherapeutics, Inc. Securities Litigation, No. C-07-1254-RAJ was settled with prejudice January 8, 2009.  The Company has agreed to pay in settlement US$1 million.  In accordance with the stipulation the insurance company has directly deposited the $1,000,000 in a court controlled escrow account. The settlement must be approved by the Court.  Management is unable to determine when the Court will approve the settlement.  Additional details about the settlement can be found in the formal settlement documents, which are available from the United States District Court for the Western District of Washington.  The case alleged that the Company misrepresented certain facts that resulted in the artificial inflation of the price of Northwest Biotherapeutics publicly-traded common stock between April 17, 2007 and July 18, 2007.  The Company disputes the allegations of the lawsuit, and denies that there was any such misrepresentation or that the shares of Northwest Biotherapeutics common stock were artificially inflated.  Nevertheless the Company is settling the lawsuit to avoid potentially expensive and protracted litigation. The Class Action Lawsuit final settlement was approved by the Court, and the case was dismissed with prejudice on June 16, 2009.  Additional details about the settlement can be found in the formal settlement documents, which are available from the United States District Court for the Western District of Washington.

9. Common Stock

During the six months ended June 30, 2008, the Company issued 24,578 shares of common stock upon the cashless exercise of options to purchase 33,334 shares of common stock.

On June 17, 2008, the Company issued 122,190 shares of common stock pursuant to a letter agreement under which it received an exclusive right to negotiate the terms of a potential transaction in which the Company would obtain the rights, title and interest to and under a certain license agreement. The fair value of the stock issued amounting to $225,000 was expensed on March 31, 2009 as the Company had failed to negotiate a transaction in the time frame specified in the letter agreement.

10. Subsequent Events

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”), which provides guidance to establish general standards of accounting for, and  disclosures of, events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of SFAS 165 on April 1, 2009.  The Company has evaluated subsequent events for the period from June 30, 2009, the date of these financial statements, through August 14, 2009, which represents the date these financial statements are being filed with the SEC. Pursuant to the requirements of SFAS 165, there are no events or transactions occurring during this subsequent event reporting period which require recognition or disclosure in the financial statements except as described below.  With respect to this disclosure, the Company has not evaluated subsequent events occurring after August 14, 2009.

In July 2009, the Company received $1,250,000 from Toucan Partners on the condition that the funds be held under restriction until matching funds are raised for purposes establishing named patient or compassionate use activities in several foreign countries. The terms of the short term loan are currently being negotiated with Toucan Partners and with other investors. The Company is also exploring additional financing transactions with several other parties, which it hopes to complete during 2009. However, there can be no assurance that the Company will be able to complete any of the financings, or that the terms for such financings will be favorable to the Company.

On July 23, 2009 the Company announced that it will seek shareholder approval for the Company to cancel its listing on the London Stock Exchange’s Alternative Investment Market (“AIM”) (“the De-listing”).  The Company is recommending that, at the Annual Meeting of Shareholders scheduled to be held on September 4, 2009, shareholders to approve this action based on the following factors:

•	The high cost of maintaining the Company’s AIM listing;
•	The operational and legal difficulties of being subject to two different regulatory regimes in two different countries, under which the Company has faced conflicting requirements on an ongoing basis;
•	The management time taken up with the Company’s AIM listing; and
•	The ability to continue the Company’s U.S. listing is unaffected by the De-listing from the AIM

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

Recent Accounting Pronouncements

See Note 2 to Condensed Consolidated Financial Statements in this Form 10-Q.

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

Three Months Ended June 30, 2008 and 2009

We recognized a net loss of $4.1 million for the three months ended June 30, 2009 compared to a net loss of $6.1 million for the three months ended June 30, 2008. The decrease in net loss for the three months ended June 30, 2009 was primarily attributable to a decrease in research and development and general and administrative expenses offset by an increase in interest expense compared to the same period in 2008.

Research and Development Expense. Research and development expense decreased from $3.1 million for the three months ended June 30, 2008 to $2.5 million for the three months ended June 30, 2009. This decrease was primarily due to:

•	reduced personnel costs; and

•	reduced activity in Switzerland as we await a decision from Swissmedic related to the Market Authorization for DCVax®-Brain.

General and Administrative Expense. General and administrative expense decreased from $2.9 million for the three months ended June 30, 2008 to $0.8 million for the three months ended June 30, 2009. This decrease was primarily due to:

•	reduced staffing costs; and

•	reduced legal costs due to settlement of litigation;

Asset Impairment Loss– In July 2009 the Company’s contract manufacturer, Cognate Bioservices, Inc., consolidated its Sunnyvale, California and Memphis, Tennessee manufacturing facilities and closed the Sunnyvale facility housing the Company’s clean room.  As the clean room cannot be relocated the Company provided an impairment allowance of $389,000 reducing the carrying value of the clean room to $0.  The clean room will be written off when the Sunnyvale facility closes during the third quarter of 2009.

Total Other Income (Expense), Net. Interest expense net of interest income increased from $52,000 for the three months ended June 30, 2008 to $440,000 for the three months ended June 30, 2009. Interest expense for the three-month period ended June 30, 2009 increased over the same period in 2008 was due to higher average balances of notes payable and convertible notes payable.

Six Months Ended June 30, 2008 and 2009

We recognized a net loss of $8.7 million for the six months ended June 30, 2009 compared to a net loss of $11.7 million for the six months ended June 30, 2008. The decrease in net loss for the six months ended June 30, 2009 was primarily attributable to reductions in research and development and general and administrative expenses offset by increased interest costs compared to the same period in 2008.

Research and Development Expense. Research and development expense decreased from $6.2 million for the six months ended June 30, 2008 to $5.0 million for the six months ended June 30, 2009. This decrease was primarily due to:

•	reduced activity in Switzerland as we await a decision from Swissmedic related to the Market Authorization for DCVax®-Brain; and

•	reduced personnel costs.

General and Administrative Expense. General and administrative expense decreased from $5.5 million for the six months ended June 30, 2008 to $2.1 million for the six months ended June 30, 2009. This decrease was primarily due to:

•	reduced staffing costs associated with expansion of our business activities in the United States and internationally; and

•	reduced legal costs due to settlement of litigation.

Asset Impairment Loss– In July 2009 the Company’s contract manufacturer, Cognate Bioservices, Inc., consolidated its Sunnyvale, California and Memphis, Tennessee manufacturing facilities and closed the Sunnyvale facility housing the Company’s clean room.  As the clean room cannot be relocated the Company provided an impairment allowance of $389,000 reducing the carrying value of the clean room to $0.  The clean room will be written off when the Sunnyvale facility closes during the third quarter of 2009.

Depreciation and Amortization. Depreciation and amortization decreased from $22,000 during the six months ended June 30, 2008 to $0 for the six months ended June 30, 2009.  This decrease was due to assets reaching the end of their useful lives.

Total Other Income (Expense), Net. Net interest expense increased from ($10,000) for the six months ended June 30, 2008 to $1,191,000 for the six months ended June 30, 2009 The increase over the same period in 2008 was due to higher average balances of notes payable and convertible notes payable.

Liquidity and Capital Resources

Toucan Capital and Toucan Partners

Toucan Capital loaned the Company an aggregate of $6.75 million during 2004 and 2005. In April 2006, the $6.75 million of notes payable plus all accrued interest due to Toucan Capital were converted into shares of the Company’s Series A-1 cumulative convertible Preferred Stock (the “Series A-1 Preferred Stock”).

On January 26, 2005, the Company entered into a securities purchase agreement with Toucan Capital pursuant to which it purchased 32.5 million shares of the Company’s Series A cumulative convertible preferred stock (the “Series A Preferred Stock”) at a purchase price of $0.04 per share, for a net purchase price of $1.276 million.

On June 1, 2007, the Company, Toucan Capital, and Toucan Partners entered into a conversion agreement (“Conversion Agreement”) which became effective on June 22, 2007 upon the admission of the Company’s Common Stock to trade on Alternative Investment Market (“AIM”) of the London Stock Exchange (“Admission”). Under the conversion agreement Toucan Capital and Toucan Partners agreed to eliminate a number of rights, preferences and protections associated with the preferred stock in exchange for 4,287,851 and 2,572,710 shares of common stock, respectively and Toucan Capital converted its preferred shares into 15,011,635 shares of common stock. Additionally in connection with the conversion agreement the Company exchanged warrants issued to purchase Series A-1 Preferred Stock and Series A Preferred Stock for warrants to purchase common stock of the Company. As a result of the conversion Toucan Capital now holds warrants to purchase 14,150,732 shares of Common Stock at an exercise price of $0.60 per share and 7,884,357 shares of Common Stock at an exercise price of $0.15 per share and Toucan Partners  holds warrants to purchase 8,831,541 shares of Common Stock at an exercise price of $0.60 per share.

 From November 14, 2005 through March 9, 2006, Toucan Partners loaned the Company $4.825 million.  In April 2007 this amount was converted into convertible demand notes (the “2007 Convertible Notes”) and related warrants (the “2007 Warrants”) carrying an interest rate of 10% per annum. The notes and related interest were repaid in full in the fourth quarter of 2007.

In May 2007 Toucan Partners loaned the Company an aggregate amount of $725,000, and issued warrants to purchase shares of the Company’s capital stock to Toucan Partners in connection with this loan. These notes and warrants are on the same terms as the 2007 Convertible Notes and 2007 Warrants.  The notes and related interest were repaid in full in the fourth quarter of 2007.

On August 19, 2008, the Company entered into a loan agreement with Toucan Partners, under which Toucan Partners provided the Company with debt financing in the amount of $1.0 million (the “Toucan Loan”). Under the terms of the Toucan Loan, the Company received $1.0 million in return for an unsecured promissory note in the principal amount of $1,060,000 (reflecting an original issue discount of six percent, or $60,000). The Toucan Loan had a term of six months. On February 19, 2009, Toucan Partners agreed to extend the term of the loan. The terms and period of the extension are currently being negotiated by management. The note may be paid at any time without a prepayment penalty and the term may be extended in Toucan Partners discretion upon the Company’s request. Since February 20, 2009 the Company has been accruing interest related to the Toucan Loan on the same terms as those included in the original agreement. At June 30, 2009, the carrying value of the Loan was $1,135,598. The Company amortizes the discount using the effective interest method over the term of the loan. During the three and six month periods ended June 30, 2009, the Company recorded interest expense related to the amortization of the discount of $44,836 and $89,179 respectively. Toucan Partners may elect to have the original issue discount amount paid at maturity in shares of common stock, at a price per share equal to the average closing price of the Company’s common stock on the NASD Over-The-Counter Bulletin Board during the ten trading days prior to the execution of the loan agreement. The intrinsic value of the Toucan Loan did not result in a beneficial conversion feature.

On December 22, 2008, the Company entered into a Loan Agreement and Promissory Note with Toucan Partners.   Under the Note, Toucan has loaned the Company $500,000 (the “Toucan December Loan”).  The Note is an unsecured obligation of the Company and accrues interest at the rate of 12% per year. The term of the Note is six months, with a maturity date of June 22, 2009.   Toucan Partners have agreed to extend the term of the loan. The terms and period of the extension are currently being negotiated by management. The Note may be prepaid without the consent of Toucan.   The Note contains customary representations and warranties, and affirmative and negative covenants regarding the operation of the Company’s business during the term of the Note.  In connection with the Note, the Company issued to Toucan Partners a warrant to purchase 132,500 shares of the Company’s common stock at an exercise price equal to $0.40 per share, which was the closing price of the Company’s Common Stock on the NASD Over-The-Counter Bulletin Board on December 22, 2008.  The warrant expires 5 years from the date of issuance.

Upon issuing the Note to Toucan Partners, the Company recognized the note and warrants based on their relative fair values of $453,000 and $47,000, respectively, in accordance with APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants (“APB 14”).  The fair value of the note was determined using the Black-Scholes option pricing model. The relative fair value of the warrants was classified as a component of additional paid-in capital in accordance with SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”) and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock ("EITF 00-19"), with the corresponding amount reflected as a contra-liability to the debt.  The fair value of the warrants was determined using the Black Scholes model, assuming a term of five years, volatility of 197%, no dividends, and a risk-free interest rate of 1.53%.

As a result of the financings described above, as of June 30, 2009, Toucan Capital held:

•	an aggregate of 19,299,486 shares of common stock;

•	warrants to purchase 14,150,732 shares of common stock at an exercise price of $0.60 per share; and

•	warrants to purchase 7,884,357 shares of common stock at an exercise price of $0.15 per share.

As a result of the financings described above, as of June 30, 2009, Toucan Partners and its managing member Ms. Linda Powers held:

•	an aggregate of 2,572,710 shares of common stock;

•	warrants to purchase 8,832,541 shares of common stock at an exercise price of $0.60 per share; and

•	warrants to purchase 132,500 shares of common stock at an exercise price of $0.40 per share.

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

In accordance with the Recapitalization Agreement, we accrued and paid certain legal and other administrative costs on Toucan Capital’s behalf. During the three months ending June 30, 2009 and 2008, respectively, the Company recognized approximately $0 and $148,000 of general and administrative costs related to the recapitalization agreement, rent expense, as well as legal, travel and other costs incurred by Toucan Capital on the Company’s behalf. During the six months ending June 30, 2009 and 2008, respectively, the Company recognized approximately $0 and $298,000 of general and administrative costs related to the recapitalization agreement, rent expense, as well as legal, travel and other costs incurred by Toucan Capital on the Company’s behalf.

As of June 30, 2009, Toucan Capital and Toucan Partners collectively, held 21,872,196 shares of our common stock, representing approximately 48.5% of our outstanding common stock. Further, as of June 30, 2009, Toucan Capital and Toucan Partners collectively, beneficially owned (including unexercised warrants) 52,872,326 shares of our common stock, representing a beneficial ownership interest of approximately 69.5%.

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

As of August 12, 2009, we had approximately $265,000 of cash on hand. We need to raise additional capital to fund our clinical trials and other operating activities. We are exploring additional financing transactions with several other parties, which we hope to complete later this year. However, there can be no assurance that we will be able to complete any of the financings, or that the terms for such financings will be favorable to us.

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

Sources of Cash

During the six months ending June 30, 2009, we received $2.2 million in equity infusions and loan advances from both related party and third party investors.

Uses of Cash

We used $2.1 million in cash for operating activities during the six months ended June 30, 2009, compared to $10.4 million for the six months ended June 30, 2008. The decrease in cash used in operating activities was a result of reduced activity in the U.S. and Switzerland due to reduced staffing and cash resources.

We utilized $2,000 in cash for investing activities during the six months ended June 30, 2009 compared to $240,000 used in investing activities during the six months ended June 30, 2008. The cash utilized during the six-month periods ended June 30, 2008 and 2009 consisted of purchases of property and equipment primarily required to expand production capacity.

On March 21, 2008, we executed a sublease agreement with Toucan Capital Corporation, an affiliate of Toucan Capital and Toucan Partners, for our corporate headquarters located at 7600 Wisconsin Avenue, Suite 750, Bethesda, Maryland 20814. This sublease agreement was effective as of July 1, 2007 and expires on October 31, 2016, unless sooner terminated according to its terms. Previously, we had been occupying our Bethesda headquarters under an oral arrangement with Toucan Capital Corporation, whereby we were required to pay base rent of $32,949 per month through December 31, 2007. Under the sublease agreement, we are required to pay base rent of $34,000 per month during 2008, which monthly amount increases by $1,000 on an annual basis, to a maximum of $42,000 per month during 2016, the last year of the term of the lease. In addition to monthly base rent, we are obligated to pay operating expenses allocable to the subleased premises under Toucan Capital Corporation’s master lease. During the six months ended June 30, 2008 and 2009, the Company incurred expense of $404,000 and $210,000 respectively to Toucan Capital Corporation pursuant to this sublease agreement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Interest Rate Risk

Our exposure to market risk is presently limited to the interest rate sensitivity of our cash which is affected by changes in the general level of U.S. and Swiss interest rates. We are exposed to interest rate changes primarily as a result of our investment activities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our cash in interest-bearing instruments, primarily money market funds. Due to the short-term nature of our cash, we believe that our exposure to market interest rate fluctuations is minimal. A hypothetical 10% change in short-term interest rates from those in effect at June 30, 2009 would not have a significant impact on our financial position or our expected results of operations. Our interest rate risk management objective with respect to our borrowings is to limit the impact of interest rate changes on earnings and cash flows. Our debt is carried at a an annual rate of interest between 6 and 12 percent. We do not have any foreign currency or other derivative financial instruments.

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

Based on the evaluation, our President and Chief Executive Officer after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, subject to the inherent limitations noted in this Part II, Item 4, as of June 30, 2009, our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting, as discussed below.

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

(ii) Lack of a financial expert on our audit committee. We currently do not have an audit committee financial expert, as defined by SEC regulations on our audit committee.

(iii) Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the six month period ended June 30, 2009, we had one person on staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

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

Changes in Internal Controls over Financial Reporting

There were no significant changes in internal control over financial reporting during the six months ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

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

On February 3, 2006, Soma filed another notice of appeal with the Supreme Court of the State of New York. On December 6, 2006, we filed our brief for this appeal and on December 12, 2006, Soma filed its reply brief. On June 19, 2007, the Appellate Division, First Department of the Supreme Court of the State of New York, reversed the December 30, 2005 decision and ordered a new arbitration proceeding. On July 26, 2007, we filed a Motion for Leave to Appeal with the Court of Appeals of the State of New York and on August 3, 2007 Soma filed its reply brief. On October 16, 2007, the Court of Appeals of the State of New York denied our motion to appeal. A new arbitration hearing was held New York for May 13-15, 2009and June 24, 2009.  We are continuing to vigorously defend against the claims of Soma, which we believe are unfounded.

Lonza Patent Infringement Claim

No change from previous filings.

Stockholder Class Action Lawsuits

On August 13, 2007, a complaint was filed in the U.S. District Court for the Western District of Washington naming the Company, the Chairperson of its Board of Directors, Linda F. Powers, and its Chief Executive Officer, Alton L. Boynton, as defendants in a class action for violation of federal securities laws. After this complaint was filed, five additional complaints were filed in other jurisdictions alleging similar claims. The complaints were filed on behalf of purchasers of the Company’s Common Stock between July 9, 2007 and July 18, 2007 and allege violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. The complaints seek unspecified compensatory damages, costs and expenses. On December 18, 2007, a consolidated complaint was filed in the U.S. District Court for the Western District of Washington consolidating the stockholder actions previously filed. The putative securities class action lawsuit, In re Northwest Biotherapeutics, Inc. Securities Litigation, No. C-07-1254-RAJ was settled with prejudice January 8, 2009.  The Company has agreed to pay in settlement US$1 million.  In accordance with the stipulation the insurance company has directly deposited the $1,000,000 in a court controlled escrow account. The settlement must be approved by the Court.  Management is unable to determine when the Court will approve the settlement.  Additional details about the settlement can be found in the formal settlement documents, which are available from the United States District Court for the Western District of Washington.  The case alleged that the Company misrepresented certain facts that resulted in the artificial inflation of the price of Northwest Biotherapeutics publicly-traded common stock between April 17, 2007 and July 18, 2007.  The Company disputes the allegations of the lawsuit, and denies that there was any such misrepresentation or that the shares of Northwest Biotherapeutics common stock were artificially inflated.  Nevertheless the Company is settling the lawsuit to avoid potentially expensive and protracted litigation. The Class Action Lawsuit final settlement was approved by the Court, and the case was dismissed with prejudice on June 16, 2009.  Additional details about the settlement can be found in the formal settlement documents, which are available from the United States District Court for the Western District of Washington.

We have no other legal proceedings pending at this time.

Item 1A. Risk Factors

Our business, operations and financial condition are subject to various risks and uncertainties, including those described below and elsewhere in this Quarterly Report on Form 10-Q. This section discusses factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. Our business, operations or financial condition could be materially adversely affected by the occurrence of any of these risks.

We will need to raise additional capital, which may not be available.

As of August 12, 2009, we had approximately $265,000 of cash on hand. We will need additional capital to support and fund the research, development and commercialization of our product candidates and to fund our other operating activities. We are negotiating additional financing with several other parties, which we hope to complete later this year. There can be no assurance that we will be able to complete any of the financings, or that the terms for such financings will be attractive. If we are unable to obtain additional funds on a timely basis or on acceptable terms, we may be required to curtail or cease certain of our operations. We may raise additional funds by issuing additional common stock or securities (equity or debt) convertible into shares of common stock, in which case, the ownership interest of our stockholders will be diluted. Any financing, if available, is likely to include restrictive covenants that could limit our ability to take certain actions. Further, we may seek funding from Toucan Capital or Toucan Partners or their affiliates or other third parties. Such parties are under no obligation to provide us any additional funds, and any such funding may be dilutive to stockholders and may contain restrictive covenants. If we are unable to obtain sufficient additional capital in the near term, we may cease operations at any time.

We are likely to continue to incur substantial losses, and may never achieve profitability.

We have incurred net losses every year since our formation in March 1996 and had a deficit accumulated during the development stage of approximately $173.3 million as of June 30, 2009. We expect that these losses will continue and anticipate negative cash flows from operations for the foreseeable future. Despite the receipt of approximately $25.9 million of net proceeds from an offering of our common stock on AIM in June 2007, receipt of loan proceeds between May 2008 and March 2009 of $8.9 million and equity infusions in 2009 of $1.1 million we will need additional funding, and over the medium term we will need to generate revenue sufficient to cover operating expenses, clinical trial expenses and some research and development costs to achieve profitability. We may never achieve or sustain profitability.

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

We are party to various legal actions, as more fully described above under “Legal Proceedings.” These pending legal proceedings include a dispute with Soma Partners, LLC, an investment bank, regarding certain fees Soma claims it is entitled to under an engagement letter with us.  The patent infringement claim filed against us by Lonza Group AG alleging infringement of certain patents relating to recombinant DNA methods, sequences, vectors, cell lines and host cells was settled May 6, 2008. In addition, a consolidated class action complaint has been filed against us alleging violations of Section 10(b) of the Exchange Act, and Rule 10b-5 thereunder, based on certain of our public announcements regarding the status of certain regulatory approvals for our DCVax ® -Brain vaccine in Switzerland was also settled and more fully described above. We also cooperated in a formal SEC investigation into the same matter which after thorough investigation by the SEC was closed by the SEC without action. We can provide no assurances as to the outcome of the pending Soma Partners  legal proceedings.

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

In the E.U. governments influence the price of pharmaceutical products through their pricing and reimbursement rules and control of national health care systems that fund a large part of the cost of such products to consumers. The approach taken varies from member state to member state. Some jurisdictions operate positive and/or negative list systems under which products may only be marketed once a reimbursement price has been agreed. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products, as exemplified by the role of the National Institute for Health and Clinical Excellence in the U.K. which evaluates the data supporting new medicines and passes reimbursement recommendations to the government. In addition, in some countries cross-border imports from low-priced markets (parallel imports) exert commercial pressure on pricing within a country.

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

As of August 14, 2009, Toucan Capital, its affiliate, Toucan Partners and its managing member, Ms. Linda Powers, collectively beneficially owned an aggregate of 21,872,196 shares of our common stock, representing approximately 48.5 percent of our outstanding common stock. In addition, as of August 14, 2009, Toucan Capital may acquire an aggregate of approximately 22.0 million shares of common stock upon exercise of warrants and Toucan Partners may acquire an aggregate of approximately 9.0 million shares of common stock upon the exercise of warrants. This significant concentration of ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Toucan Capital has the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, a managing member of Toucan Capital is a member of the Board. In light of the foregoing, Toucan Capital can significantly influence the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to investors.

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

The PIPE Financing, completed in March 2006, included the private placement of an aggregate of approximately 2.6 million shares of common stock and accompanying warrants to purchase an aggregate of approximately 1.3 million shares of common stock. In connection with the PIPE Financing, we agreed to register, and subsequently did register, the resale of the shares of common stock sold in the PIPE Financing and the shares underlying the warrants issued in the PIPE Financing. The resale of a substantial number of the shares placed in the PIPE Financing or even the availability of these shares for resale could have a material adverse impact on our stock price.

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

In connection with the preparation of our financial statements for the year ended December 31, 2008, certain significant internal control deficiencies became evident to management that, in the aggregate, represents material weaknesses, including:

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

NORTHWEST BIOTHERAPEUTICS, INC

Dated: August 14, 2009	By:	/s/ Alton L. Boynton
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