Form 10-Q
period 2009-09-30
NORTHWEST BIOTHERAPEUTICS INC
filed 2009-11-23
CIK 1072379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of November 18, 2009, the total number of shares of common stock, par value $0.001 per share, outstanding was 58,058,552

TABLE OF CONTENTS

NORTHWEST BIOTHERAPEUTICS, INC.

TABLE OF CONTENTS

Page
PART I — FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of December 31, 2008 and September 30, 2009 (unaudited)	3
Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2008 and 2009 and the period from March 18, 1996 (inception) to September 30, 2009	4
Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2008 and 2009 and the period from March 18, 1996 (inception) to September 30, 2009	5-6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	29

PART II — OTHER INFORMATION	30
Item 1. Legal Proceedings	30
Item 1A. Risk Factors	32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3. Defaults Upon Senior Securities	44
Item 4. Submission of Matters to a Vote of Security Holders	44
Item 5. Other Information	44
Item 6. Exhibits	45
SIGNATURES	46
INDEX TO EXHIBITS	47

Part I — Financial Information

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

Condensed Consolidated Balance Sheets
(in thousands)

	December 31, 2008	September, 30 2009
		(Unaudited)
Assets
Current assets:
Cash	$16	$115
Accounts receivable	1	1
Prepaid expenses and other current assets	1,057	111
Total current assets	1,074	227
Property and equipment:
Laboratory equipment	29	29
Office furniture and other equipment	82	82
Construction in progress	387	—
	498	111
Less accumulated depreciation and amortization	(104)	(104)
Property and equipment, net	394	7
Deposit and other non-current assets	12	2
Total assets	$1,480	$236
Liabilities And Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,420	$3,601
Accounts payable, related party	656	4,274
Accrued expenses	1,298	1,561
Accrued expense, related party	905	1,509
Notes payable, net of warrant related discount ($603 and $0 at December 31, 2008 and September 30, 2009, respectively)	2,047	2,650
Note payable to related parties, net of warrant related discount ($46 and $0 at December 31, 2008 and September 30, 2009, respectively)	5,454	4,000
Total current liabilities	13,780	17,595
Long term liabilities:
Convertible notes payable to related party, net of discount ($1,246 at September 30, 2009)	—	129
Convertible notes payable, net of discount ($612 at September 30, 2009)	—	728
Total long term liabilities	—	857
Total liabilities	13,780	18,452
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized and none issued and outstanding
Common stock, $0.001 par value; 100,000,000 and 150,000,000 shares authorized at December 31, 2008 and September 30, 2009, respectively, and 42,492,853 and 56,712,956 shares issued and outstanding at December 31, 2008 and September 30, 2009, respectively	42	57
Additional paid-in capital	152,308	167,317
Deficit accumulated during the development stage	(164,626)	(185,538)
Cumulative translation adjustment	(24)	(52)
Total stockholders’ equity (deficit)	(12,300)	(18,216)
Total liabilities and stockholders’ equity (deficit)	$1,480	$236

See accompanying notes to condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from March 18, 1996 (inception) to September 30,
	2008	2009	2008	2009	2009
Revenues:
Research material sales	$10	$10	$10	$10	$560
Contract research and development from related parties	—	—	—	—	1,128
Research grants and other	—	—	—	—	1,061
Total revenues	10	10	10	10	2,749
Operating cost and expenses:
Cost of research material sales	—	—	—	—	382
Research and development	3,129	2,465	9,334	7,437	64,762
General and administrative	2,171	2,356	7,629	4,475	53,519
Depreciation and amortization	—	—	22	—	2,344
Loss on facility sublease	—	—	—	—	895
Asset impairment loss	—	—	—	389	2,445
Total operating costs and expenses	5,300	4,821	16,985	12,301	124,347
Loss from operations	(5,290)	(4,811)	(16,975)	(12,291)	(121,598)
Other income (expense):
Warrant valuation	—	—	—	—	6,759
Loan conversion inducement	—	(5,617)	—	(5,617)	(5,617)
Gain on sale of intellectual property and property and equipment	8	—	8	—	3,664
Interest expense	(143)	(1,813)	(224)	(3,004)	(25,155)
Interest income and other	11	—	102	—	1,218
Net loss	(5,414)	(12,241)	(17,089)	(20,912)	(140,729)
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	—	—	—	—	(12,349)
Modification of Series A preferred stock warrants	—	—	—	—	(2,306)
Modification of Series A-1 preferred stock warrants	—	—	—	—	(16,393)
Series A preferred stock dividends	—	—	—	—	(334)
Series A-1 preferred stock dividends	—	—	—	—	(917)
Warrants issued on Series A and Series A-1 preferred stock dividends	—	—	—	—	(4,664)
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	(1,872)
Series A preferred stock redemption fee	—	—	—	—	(1,700)
Beneficial conversion feature of Series D preferred stock	—	—	—	—	(4,274)
Net loss applicable to common stockholders	$(5,414)	$(12,241)	$(17,089)	$(20,912)	$(185,538)
Net loss per share applicable to common stockholders — basic and diluted	$(0.13)	$(0.27)	$(0.40)	$(0.47)
Weighted average shares used in computing basic and diluted net loss per share	42,493	45,276	42,405	44,583

See accompanying notes to condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)
	Nine Months Ended September 30,		Period from March 18, 1996 (Inception) to September 30,
	2008	2009	2009
Cash Flows from Operating Activities:
Net Loss	$(17,089)	$(20,912)	$(140,729)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	22	—	2,344
Amortization of deferred financing costs	—	—	320
Amortization of debt discount	—	819	19,183
Accrued interest converted to preferred stock	—	—	260
Accreted interest on convertible promissory note	—	—	1,484
Stock-based compensation costs	2,434	1,909	8,701
Stock and warrants issued for services and financing costs	—	2,576	2,576
Loan conversion inducement	—	5,617	5,617
Warrant valuation	—	—	(6,759)
Asset impairment and loss (gain) on sale of properties	(8)	389	(936)
Loss on facility sublease	—	—	895
Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	—	—	(1)
Prepaid expenses and other current assets	(617)	956	613
Accounts payable and accrued expenses	1,973	444	5,084
Related party accounts payable and accrued expenses	682	4,222	5,783
Accrued loss on sublease	—	—	(265)
Deferred rent	—	—	410
Net Cash used in Operating Activities	(12,603)	(3,980)	(95,420)
Cash Flows from Investing Activities:
Purchase of property and equipment, net	(251)	(2)	(5,003)
Proceeds from sale of property and equipment	8	—	258
Proceeds from sale of intellectual property	—	—	1,816
Proceeds from sale of marketable securities	—	—	2,000
Refund of security deposit	—	—	(3)
Transfer of restricted cash	—	—	(1,035)
Net Cash used in Investing Activities	(243)	(2)	(1,967)
Cash Flows from Financing Activities:
Proceeds from issuance of note payable	5,000	—	2,650
Proceeds from issuance of convertible notes payable, convertible promissory note and warrants, net of issuance costs	—	1,340	14,439
Proceeds from issuance of convertible notes payable to related parties	—	1,375	1,375
Proceeds from issuance of note payable to related parties	—	—	11,250
Repayment of note payable to stockholder	—	—	(6,700)
Repayment of convertible promissory note	—	—	(119)
Borrowing under line of credit, Northwest Hospital	—	—	2,834
Repayment of line of credit, Northwest Hospital	—	—	(2,834)
Payment on capital lease obligations	—	—	(323)
Payments on note payable	—	—	(420)
Proceeds from issuance of Series A cumulative preferred stock, net	—	—	28,708
Proceeds from exercise of stock options and warrants	—	—	228
Proceeds from issuance of common stock, net	—	1,394	49,737
Payment of preferred stock dividends	—	—	(1,251)
Mandatorily redeemable Series A preferred stock redemption fee	—	—	(1,700)
Deferred financing costs	—	—	(320)
Net Cash provided by Financing Activities	5,000	4,109	97,554

	Nine Months Ended September 30,		Period from March 18, 1996 (Inception) to September 30,
	2008	2009	2009
Effect of exchange rates on cash	8	(28)	(52)
Net increase (decrease) in cash	(7,846)	99	115
Cash at beginning of period	7,861	16	—
Cash at end of period	$23	$115	$115
Supplemental disclosure of cash flow information — Cash paid during the period for interest	$8	—	$1,879
Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	$—	$—	$12,349
Issuance of common stock in connection conversion of related party notes payable and accrued interest and convertible promissory notes and accrued interest	—	1,500	1,769
Modification of Series A preferred stock warrants	—	—	2,306
Modification of Series A-1 preferred stock warrants	—	—	16,393
Warrants issued on Series A and Series A-1 preferred stock dividends	—	—	4,664
Equipment acquired through capital leases	—	—	285
Common stock warrant liability	—	—	11,841
Accretion of mandatorily redeemable Series A preferred stock redemption obligation	—	—	1,872
Beneficial conversion feature of convertible promissory notes	—	2,028	10,287
Conversion of convertible promissory notes and accrued interest to Series D preferred stock	—	—	5,324
Conversion of convertible promissory notes and accrued interest to Series A-1 preferred stock	—	—	7,707
Issuance of Series C preferred stock warrants in connection with lease agreement	—	—	43
Issuance of common stock for license rights	—	—	4
Issuance of common stock and warrants to Medarex	—	—	840
Issuance of common stock to landlord	—	—	35
Deferred compensation on issuance of stock options and restricted stock grants	—	—	759
Cancellation of options and restricted stock	—	—	849
Financing of prepaid insurance through note payable			491
Stock subscription receivable	—	—	480

See accompanying notes to condensed consolidated financial statements.

Northwest Biotherapeutics, Inc.
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Northwest Biotherapeutics, Inc. and its subsidiary, NW Bio Europe Sarl (collectively, the “Company”). All material intercompany balances and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S. GAAP”). All normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the three and nine month periods ended September 30, 2009 and 2008 are not necessarily indicative of results to be expected for a full year.

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

Impairment of long-lived assets

In accordance with U.S. GAAP, long-lived assets including property and equipment are reviewed for possible impairment whenever significant events or changes in circumstances, including changes in our business strategy and plans, indicate that an impairment may have occurred. An impairment is indicated when the sum of the expected future undiscounted net cash flows identifiable to that asset or asset group is less than its carrying value. Long-lived assets to be held and used, including assets to be disposed of other than by sale, for which the carrying amount is not recoverable are adjusted to their estimated fair value at the date an impairment is indicated, which establishes a new basis for the assets for depreciation purposes. Long-lived assets to be disposed of by sale are reported at the lower of carrying amount or fair value less cost to sell. Impairment losses are determined from actual or estimated fair values, which are based on market values, net realizable values or projections of discounted net cash flows, as appropriate.

During 2009, the Company determined that the carrying value of its construction in progress was not recoverable, and recorded an impairment charge of $389,000 to reduce the carrying value to $0. Property and equipment are stated at cost, as adjusted for any prior impairments. Property and equipment are depreciated or amortized over their estimated useful lives using the straight-line method.

Recent Accounting Pronouncements

Accounting for Collaborative Arrangements

In January 2009 the Company adopted new U.S. GAAP related to accounting for collaborative arrangements. The adoption had no effect on the consolidated financial statements.  The new guidance defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties.

Fair Value

In January 2009 the Company adopted new U.S. GAAP related to the measurement of the fair value of non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption had no effect on the consolidated financial statements. The new guidance provides information on how to determine the fair value of non-financial assets and liabilities.

Accounting for Convertible Debt Instruments

In January 2009 the Company adopted new U.S. GAAP related to the accounting for convertible debt. The adoption had no effect on the consolidated financial statements.  Under the new guidance an entity issuing convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) is required to account separately for the liability and equity components of the instrument in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.

Determination of Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock

In January 2009 the Company adopted new U.S. GAAP related to the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock. The adoption had no effect on the consolidated financial statements.  The new guidance provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.

Determination of Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities

In January 2009 the Company adopted new U.S. GAAP related to the determination of whether instruments granted in share-based payment transactions are participating securities. The adoption had no effect on the consolidated financial statements.  The new guidance provides that unvested share-based payment awards that contain non forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and must be included in the computation of earnings per share pursuant to the two-class method.

Reporting of Subsequent Events

In April 2009 the Company adopted new U.S. GAAP related to subsequent events. The adoption of this guidance resulted in additional disclosures with respect to subsequent events. The new guidance provides general standards of accounting for, and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.

Interim Disclosures about Fair Value of Financial Instruments

In April 2009 the Company adopted new U.S. GAAP related to interim disclosures about the fair value of financial instruments. The adoption of this guidance resulted in additional disclosures with respect to the fair value of the Company’s financial instruments.  The guidance requires an entity to make disclosures about fair value of financial instruments in interim as well as annual financial statements.

Transfers of Financial Assets

In June 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance concerning the transfer of financial assets. This guidance amends the criteria for a transfer of a financial asset to be accounted for as a sale, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, changes the initial measurement of a transferor’s interest in transferred financial assets, eliminates the qualifying special-purpose entity concept and provides for new disclosures. This new guidance will be effective for the Company for transfers of financial assets beginning in its first quarter of fiscal year 2010, with earlier adoption prohibited. The Company does not expect the impact of this guidance to be material to its consolidated financial statements.

Determining the Primary Beneficiary of a Variable Interest Entity

In June 2009, the FASB issued new guidance concerning the determination of the primary beneficiary of a variable interest entity (“VIE”). This new guidance amends current U.S. GAAP by: requiring ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE; amending the quantitative approach previously required for determining the primary beneficiary of the VIE; modifying the guidance used to determine whether an entity is a VIE; adding an additional reconsideration event (e.g. troubled debt restructurings) for determining whether an entity is a VIE; and requiring enhanced disclosures regarding an entity’s involvement with a VIE.

This new guidance will be effective for the Company beginning in its first quarter of fiscal year 2010, with earlier adoption prohibited. The Company does not expect the impact of this new guidance to be material to its consolidated financial statements.

FASB Accounting Standards Codification

In June 2009, the FASB issued new guidance concerning the organization of authoritative guidance under U.S. GAAP. This new guidance created the FASB Accounting Standards Codification (“Codification”). The Codification has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification became effective for the Company for the quarter ended September 30, 2009. As the Codification is not intended to change or alter existing U.S. GAAP, it did not have any impact on the Company’s consolidated financial statements. On its effective date, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non grandfathered non-SEC accounting literature not included in the Codification will become non authoritative.

Non-controlling Interests
In January 2009, the Company adopted guidance on non controlling interests in consolidated financial statements. This guidance establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This guidance clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This guidance requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Business Combinations
In January 2009, the Company adopted guidance on business combinations. This guidance defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. This guidance requires, among other things, that acquisition-related costs be recognized separately from the acquisition. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance on the accounting for assets acquired and liabilities assumed in a business combination that arise from contingencies, which amends the provisions related to the initial recognition and measurement, subsequent measurement and disclosure of assets and liabilities arising from contingencies in a business combination. For the Company, this guidance applies prospectively to business combinations for which the acquisition date is on or after April 1, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

3. Fair Value Measurements

Under U.S. GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., “the exit price”) in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various valuation approaches, including quoted market prices and discounted cash flows. U.S. GAAP also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are obtained from independent sources and can be validated by a third party, whereas, unobservable inputs reflect assumptions regarding what a third party would use in pricing an asset or liability. The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

Level 1:   Observable market inputs such as quoted prices in active markets.

Level 2:   Observable market inputs, other than the quoted prices in active markets, that are observable either directly or indirectly;    and

Level 3:  Unobservable inputs where there is little or no market data, which require the reporting entity to develop its own assumptions.

As of September 30, 2009, the Company did not hold any assets and liabilities which were required to be measured at fair value.

The following table summarizes the carrying value of the Company's financial instruments as of September 30, 2009 (in thousands):

	September 30, 2009
	Carrying Amount	Fair Value
Assets
Cash	$115	$115
Accounts receivable	1	1
Liabilities
Accounts payable	3,601	3,601
Accounts payable, related party	4,274	4,274
Accrued expenses	1,561	1,561
Accrued expenses, related parties	1,509	1,509
Notes payable, net	2,650	2,650
Notes payable to related parties, net	4,000	4,000
Convertible notes payable, net	728	728
Convertible note to related parties, net	129	129

For cash, accounts payable and accrued expenses, the carrying amount approximates fair value because of the relative short maturity of these instruments.  There are no direct market comparables for the notes payable, notes payable to related parties, or the convertible notes.  Due to the short term nature of the notes payable and notes payable to related parties, management believes that their fair value approximates the carrying value.   In determining the fair value of the convertible notes payable management has considered both their net present value and the conversion price of the notes relative to the current market price for the Company’s stock and concluded that as the conversion price is below the current price of the Company’s carrying value of the notes approximates fair market value.

4. Stock-Based Compensation Plans

The Company has share-based compensation plans under which employees and non-employee directors may be granted options to purchase shares of Company common stock at the fair market value at the time of grant. Stock-based compensation cost is measured by the Company at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period which is generally the service period. For options and warrants issued to non-employees, the Company recognizes stock compensation  at fair value, over the related period of benefit.

The stock-based compensation expense totaled approximately $1,251,000 and $220,000 for the three months ended September 30, 2009 and 2008, respectively. The stock-based compensation expense totaled approximately $1,909,000 and $2,434,000 for the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, the Company had $3.5 million of total unrecognized compensation cost related to non-vested stock-based awards granted under all equity compensation plans.

Options to purchase 870,000 shares of the Company’s common stock were granted to employees in April and May 2008. Options to purchase 1,680,486 shares of the Company’s common stock were granted in August 2009. The fair value of each option grant is estimated on the grant date using the Black-Scholes option pricing model.

Stock Option Plans

The Company established a stock option plan, which became effective on June 22, 2007 (the “2007 Stock Option Plan”).  The total number of shares reserved for issuance under the 2007 Stock Option Plan is 6,000,000.  The plan provides for the grant to employees of the Company, its parents and subsidiaries, including officers and employee directors, of “incentive stock options” within the meaning of Section 422 of the U.S. Internal Revenue Code of 1986, as amended, and for the grant of non-statutory stock options to the employees, officers, directors, including non-employee directors, and consultants of the Company, its parents and subsidiaries. To the extent an optionee would have the right in any calendar year to exercise for the first time one or more incentive stock options for shares having an aggregate fair market value, under all of the Company’s plans and determined as of the grant date, in excess of $100,000, any such excess options will be treated as non-statutory options.

5. Liquidity

The Company has experienced recurring losses from operations, and, as of September 30, 2009, had a working capital deficit of $17.4 million and a deficit accumulated during the development stage of $185.5 million.

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

On June 1, 2007, the Company, Toucan Capital, and Toucan Partners entered into a conversion agreement (“Conversion Agreement”) which became effective on June 22, 2007 upon the admission of the Company’s Common Stock to trade on Alternative Investment Market (“AIM”) of the London Stock Exchange (“Admission”). Under the conversion agreement Toucan Capital and Toucan Partners agreed to eliminate a number of rights, preferences and protections associated with the Series A Preferred Stock and the Series A-1 Preferred Stock in exchange for 4,287,851 and 2,572,710 shares of common stock, respectively and Toucan Capital converted its preferred shares into 15,011,635 shares of common stock. Additionally under the conversion agreement the Company exchanged the warrants issued to purchase Series A-1 Preferred Stock and Series A Preferred Stock (discussed above) for warrants to purchase common stock of the Company. As a result of the conversion Toucan Capital holds warrants to purchase 14,150,732 shares of Common Stock at an exercise price of $0.60 per share and 7,884,357 shares of Common Stock at an exercise price of $0.15 per share and Toucan Partners holds warrants to purchase 8,832,541 shares of Common Stock at an exercise price of $0.60 per share.  Toucan Capital and Toucan Partners also hold additional warrants.

On August 19, 2008, the Company entered into a loan agreement with Toucan Partners, under which Toucan Partners provided the Company with debt financing in the amount of $1.0 million (the “Toucan Loan”). Under the terms of the Toucan Loan, the Company received $1.0 million in return for an unsecured promissory note in the principal amount of $1,060,000 (reflecting an original issue discount of six percent, or $60,000). The Toucan Loan had a term of six months. On February 19, 2009, Toucan Partners agreed to extend the term of the loan. Since February 20, 2009 the Company has been accruing interest related to the Toucan Loan on the same terms as those included in the original agreement. At September 28, 2009, the carrying value (inclusive of interest accrued and default penalties) of the Loan was $1,156,718. During the three and nine month periods ended September 30, 2009, the Company recorded interest expense related to the amortization of the discount of $53,439 and $112,783 respectively. The intrinsic value of the Toucan Loan did not result in a beneficial conversion feature. Toucan Partners agreed to extend the term of the Toucan Loan through September 28, 2009 at which date the outstanding principal and accrued interest, including a default penalty of 0.25 % per month, calculated on the principal and interest accrued during the initial six month term, for the duration of the default period (February 19, 2009 through September 28, 2009) were converted into 5,783,589 shares of the Company’s common stock using a conversion rate of $0.20 per share.  In connection with the conversion agreement, Toucan Partners also received a warrant to purchase 690,000 shares of the Company’s common stock at an exercise price of $0.20 per share. The fair value of the warrant, $474,840, was charged against income as an inducement cost. The fair value of the warrant was determined using the Black Scholes model, assuming a term of three years, volatility of 156%, no dividends, and a risk-free interest rate of 1.47%.

On December 22, 2008, the Company entered into an unsecured 12% Loan Agreement and Promissory Note with Toucan Partners.   Under the Note, Toucan loaned the Company $500,000 (the “Toucan December Loan”).   The term of the Note was six months, with a maturity date of June 22, 2009.   Toucan Partners has agreed to extend the term of the loan.   In connection with the Note, the Company issued to Toucan Partners a warrant to purchase 132,500 shares of the Company’s common stock at an exercise price equal to $0.40 per share.  The warrant expires 8 years from the date of issuance. Toucan Partners agreed to extend the term of the Toucan December Loan through September 28, 2009 at which date the outstanding principal and accrued interest, including a default penalty of 0.25 % per month, calculated on the principal and interest accrued during the initial six month term, for the duration of the default period (June 22, 2009 through September 28, 2009) were converted into 2,763,691 shares of the Company’s common stock using a conversion rate of $0.20 per share. In consideration for the extension, the Company also agreed issue to Toucan Partners a warrant (“Additional Warrant”) to purchase 513,841 shares of the Company’s common stock at an exercise price equal to $0.41 per share.  In connection with the conversion agreement Toucan Partners also received a warrant to purchase 152,375 shares of the Company’s common stock at an exercise price of $0.20 per share. The fair value of the warrants, $337,015 and $104,861, was charged against income as an inducement cost. The fair value of the warrants were  determined using the Black Scholes model, assuming a term of three years, volatility of 156%, no dividends, and a risk-free interest rate of 1.47%.The warrants expire 3 years from the date of issuance.

Upon issuing the note and warrants to Toucan Partners, during 2008, the Company recognized the notes and warrant based on their relative fair values of $453,000 and $47,000, respectively.   The relative fair value of the warrants was classified as a component of additional paid-in capital with the corresponding amount charged to income.  The fair value of the warrants was determined using the Black Scholes model, assuming a term of five years, volatility of 197%, no dividends, and a risk-free interest rate of 1.53%.

On July 2, 2009 and July 17, 2009, the Company entered into unsecured 6% convertible Loan Agreements and Promissory Notes in the amount of $1,250,000, with Toucan Partners.  The term of the Notes is two years, with a maturity dates of July 1, 2011 and July 16, 2011.   The Notes may not be prepaid without the consent of Private Lenders.  The Notes contain customary representations and warranties, and affirmative and negative covenants regarding the operation of the Company’s business during the term of the Notes. The conversion feature of the Loan Agreements allows the holder  to elect, in its sole discretion, to have the total principal and accrued interest, or any fraction thereof, paid at any time or times during the term of the note, at a price of $0.20 per share. The intrinsic value of the Loans resulted in a beneficial conversion feature of $1,250,000 which was recorded as a discount on issuance of the convertible loan agreements to be amortized over the term of the loans.

As a result of the financings described above, as of September 30, 2009, Toucan Capital held:

•	an aggregate of 19,299,486 shares of Common Stock;

•	warrants to purchase 14,150,732 shares of Common Stock at an exercise price of $0.60 per share; and

•	warrants to purchase 7,884,357 shares of Common Stock at an exercise price of $0.15 per share.

As a result of the financings described above, as of September 30, 2009, Toucan Partners and its managing member Ms. Linda Powers held:

•	an aggregate of 13,624,024 shares of Common Stock;

•	warrants to purchase 8,832,541 shares of Common Stock at an exercise price of $0.60 per share;

•	warrants to purchase 513,841 shares of common stock at an exercise price of $0.41;

•	warrants to purchase 132,500 shares of common stock at an exercise price of $0.40; and

•	warrants to purchase 842,375 shares of common stock at an exercise price of $0.20.

As of September 30, 2009, Toucan Capital, including the holdings of Toucan Partners, held 32,923,510 shares of the Company’s common stock, representing approximately 58.1% of the outstanding Common Stock. Further, as of September 30, 2009, Toucan Capital, including the holdings of Toucan Partners, beneficially owned (including unexercised warrants) 65,279,856 shares of the Company’s common stock, representing a beneficial ownership interest of approximately 69.9%.

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

On January 16, 2009, the Company received $700,000 from Al Rajhi Holdings through the purchase of 1,000,000 shares of its common stock at $0.70 per share.  The Company granted Al Rajhi Holdings piggyback registration rights for the shares issued under the sale of securities.  The Securities Purchase Agreement contains the usual representations, warranties and covenants.

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

Placement of Common Stock with Foreign Institutional Investors

On June 22, 2007, the Company placed 15,789,473 shares of its Common Stock with foreign institutional investors at a price of £0.95 per share. The gross proceeds from the placement were approximately £15.0 million, or $29.9 million, while net proceeds from the offering, after deducting commissions and expenses, were approximately £13.0 million, or $25.9 million. The net proceeds from the placement were used to fund clinical trials, product and process development, working capital needs and repayment of certain debt.

Shareholder Loan

On May 12, 2008, the Company entered into a loan agreement with Al Rajhi, under which Al Rajhi provided the Company with debt financing in the amount of $4.0 million (the “Loan”). Under the terms of the Loan, the Company received $4.0 million in return for an unsecured promissory note in the principal amount of $4,240,000 (reflecting an original issue discount of six percent, or $240,000). The Loan had an original term of six months. Since November 14, 2008 Company has been accruing costs related to the Loan on the same terms as those included in the original loan agreement. The note may be paid at any time without a prepayment penalty and the term may be extended in Al Rajhi’s discretion upon the Company’s request. At September 30, 2009, the carrying value (inclusive of interest accrued through September 30, 2009) of the Loan was $4,681,820.  During the three and nine month periods ended September 30, 2009, the Company recorded interest expense including amortization of the original issue discount of $120,986 and $360,986 respectively. Al Rajhi may elect to have the original issue discount amount paid at maturity in shares of Common Stock, at a price per share equal to the average closing price of the Company’s Common Stock on the NASD Over-The-Counter Bulletin Board during the ten trading days prior to the execution of the Loan agreement. The intrinsic value of the Loan did not result in a beneficial conversion feature. On September 28, 2009 the Company and Al Rajhi reached agreement on the extension terms.  In consideration for extending the term of the Loan on the same terms as those included in the original loan agreement through December 31, 2009 the Company issued Al Rajhi two warrants to purchase 673,016 and 1,070,095 shares of the Company’s common stock at an exercise price equal to $0.63 per share. The warrants expire 3 years from the date of issuance.

Upon issuing the warrants to Al Rajhi, the Company recognized the fair value of the warrants of $1,100,694, as a charge against income.    The fair value of the warrants was determined using the Black Scholes model, assuming a term of three years, volatility of 156%, no dividends, and a risk-free interest rate of 1.47%.

Other Loans

On October 1, 2008, the Company entered into a $1 million unsecured 12% Loan Agreement (the “SDS Loan”) and Promissory Note (the “Note”) with SDS.    The term of the Note is six months, with a maturity date of April 1, 2009. In April 2009, SDS agreed to extend the term of the Note on terms that are currently being negotiated.   Since April 2, 2009 the Company has been accruing interest related to the SDS Loan on the same terms as those included in the original agreement. The Note may not be prepaid without the consent of SDS.  The Note contains customary representations and warranties, and affirmative and negative covenants regarding the operation of the Company’s business during the term of the Note.  In connection with the Note, the Company issued to SDS a warrant (the “Investment Warrant”) to purchase 299,046 shares of the Company’s common stock at an exercise price equal to $0.53 per share, which was the closing price of the Company’s Common Stock on the AIM on October 1, 2008.  The Investment Warrant expires 5 years from the date of issuance.

In addition to the Investment Warrant, under the terms of the Note, the Company issued SDS an additional warrant as a placement fee (the “Placement Warrant”) to purchase 398,729 shares of the Company’s Common Stock at an exercise price equal to $0.53 per share.  The Placement Warrant, which is in substantially the same form as the Investment Warrant, also expires 5 years after issuance.

Upon issuing the note to SDS, the Company recognized the note and warrants based on their relative fair values of $625,000 and $375,000, respectively.   The relative fair value of the warrants was classified as a component of additional paid-in capital with the corresponding amount reflected as a contra-liability to the debt.  The fair value of the warrants was determined using the Black Scholes model, assuming a term of five years, volatility of 194%, no dividends, and a risk-free interest rate of 2.87%.

On dates between October 21, 2008 and November 6, 2008, the Company entered into unsecured 12% Loan Agreements (the “Private Investor Loans”) and Promissory Notes (the “Private Investor Promissory Notes”) with SDS and a group of private investors (the “Private Investors”).  Under the Private Investor Promissory Notes, SDS loaned the Company $1 million and the Private Investors loaned the Company $650,000 for an aggregate of $1.65 million. The term of the Private Investor Promissory Notes is six months, with maturity dates in April 2009. Since the maturity dates of the Notes the Company has been accruing interest related to the Private Investor Loans on the same terms as those included in the original agreements. The Private Investor Promissory Notes may be prepaid at the discretion of the Company any time prior to maturity.  The Private Investor Promissory Notes contain customary representations and warranties, and affirmative and negative covenants regarding the operation of the Company’s business during the term of the Private Investor Promissory Notes.  The Company granted SDS and the Private Investors piggyback registration rights for any shares of the Company’s Common Stock issued to such investors upon exercise of the warrants issued to them in connection with the Private Investor Promissory Notes.  Additionally, SDS received certain rights relating to subsequent financings, subject to the Company’s right to pre-pay SDS and avoid the rights being triggered. On September 28, 2009 the Company and the Private Investors other than SDS reached agreement on the extension terms.  In consideration for extending the term of the Loan on the same terms as those included in the original loan agreements through June 2010 the Company issued The Private Investors warrants (“Extension Warrants”) to purchase 861,250 shares of the Company’s common stock at an exercise price equal to $0.20 per share. The Extension Warrants expire 3 years from the date of issuance.

In connection with the original Private Investor Promissory Notes, the Company issued to SDS and the Private Investors warrants to purchase, in the aggregate, 2,132,927 shares of the Company’s Common Stock at an exercise price of $0.41 per share.  The Warrants expire three years from the date of issuance.

Upon issuing the notes to the Private Investors in 2008, the Company recognized the note and warrants based on their relative fair values of $1,053,000 and $597,000, respectively.   The relative fair value of the warrants was classified as a component of additional paid-in capital with the corresponding amount reflected as a contra-liability to the debt.  The fair value of the warrants was determined using the Black Scholes model, assuming a term of three years, volatility of 158%, no dividends, and a risk-free interest rate of 1.86%.

Upon issuing the Extension Warrants to the Private Investors, the Company recognized their fair value of $568,458 as a charge to income.   The fair value of the warrants was determined using the Black Scholes model, assuming a term of three years, volatility of 150%, no dividends, and a risk-free interest rate of 1.47%.

During March 2009, the Company entered into an unsecured 6% convertible Loan Agreements and Promissory Notes with a group of private lenders (“Private Lenders”).  Under the Notes the Private Lenders have loaned the Company $650,000 .   The term of the Notes is two years, with a maturity dates in March 2011.   The Notes may not be prepaid without the consent of Private Lenders.  The Notes contain customary representations and warranties, and affirmative and negative covenants regarding the operation of the Company’s business during the term of the Notes. The conversion feature of the Loan Agreements allows the holder to elect to have the total principal and accrued interest or any fraction thereof paid at maturity in shares of Common Stock, at a price per share equal to the average closing price of the Company’s Common Stock on the NASD Over-The-Counter Bulletin Board during the five trading days prior to the execution of the Loan agreement. The intrinsic value of the Loans resulted in a beneficial conversion feature with a fair value of $73,000 which was recorded as a discount on issuance of the convertible loan agreement to be amortized over the term of the loan.

On March 26, 2009, the Company entered into an unsecured 6% convertible Loan Agreement and Promissory Note with a private lender (“Private Lender”). Under the Note the Private Lender has loaned the Company $110,000.   The term of the Note is two years, with a maturity date of March 25, 2011.   The Note may not be prepaid without the consent of Private Lender.  The Note contains customary representations and warranties, and affirmative and negative covenants regarding the operation of the Company’s business during the term of the Note. Upon receiving a request from the Private Lender for conversion the Company may elect to settle the instrument in cash or pay the total principal and accrued interest or any fraction thereof at maturity in shares of Common Stock, at a price per share equal to the average closing price of the Company’s Common Stock on the NASD Over-The-Counter Bulletin Board during the five trading days prior to the execution of the Loan agreement.  The Company has assessed the note and concluded that the amount of the loan attributable to equity is immaterial.  The intrinsic value of the note did not result in a material beneficial conversion feature.

On dates between August 13, 2009 and September 24, 2009, the Company entered into unsecured 6% convertible Loan Agreements and Promissory Notes with a group of private lenders (“Private Lenders”).  Under the Notes the Private Lenders have loaned the Company $580,000.   The term of the Notes is two years, with a maturity dates between August 12, 2011 and September 13, 2011.   The Notes may not be prepaid without the consent of Private Lenders.  The Notes contain customary representations and warranties, and affirmative and negative covenants regarding the operation of the Company’s business during the term of the Notes. The conversion feature of the Loan Agreements allows the holder to elect to have the total principal and accrued interest or any fraction thereof paid at maturity in shares of Common Stock, at a price of $0.20 per share. The intrinsic value of the Loans resulted in a beneficial conversion feature with a value of $580,000 which was recorded as a discount on issuance of the convertible loan agreement to be amortized over the term of the loan.

On September 28, 2009 the Company entered into retention agreements, with two key employees Drs. Alton Boynton and Marnix Bosch.  Under these agreements, Drs. Boynton and Bosch each received convertible notes in the amounts of $75,000 and $50,000, respectively.  The notes are convertible at the discretion of the holder during the term of the notes which expire on September 29, 2011.  The note for Dr. Boynton requires that he continue his employment at the Company as either the Chief Executive Officer or the Chief Scientific Officer, as determined by the Company, until at least September 30, 2010.  The note for Dr. Bosch was issued as an amendment to his employment agreement as Chief Technology Officer of the Company.  Pursuant to the retention agreements, Drs. Boynton and Bosch must elect, on or before November 1, 2009, one of three alternative structures for their respective convertible notes:  (a) payment in cash;  (b) payment in common stock of the Company at the same price per share as the Private Lender Notes issued in August and September 2009  ($0.20 per share), with the taxes being paid by the recipient and the amount of the common stock being equal to the full gross amount of the retention bonus, or (c) payment in common stock of the Company at $0.20 per share with the taxes being paid by the Company and the amount of the common stock being equal to the net after-tax amount of the retention bonus.  Dr. Boynton elected option “b” and Dr. Bosch elected option “c.” Also pursuant to the retention agreements, the Company has agreed with Drs. Boynton and Bosch that each of them may elect to receive common stock in lieu of salary for up to a maximum of four (4) pay periods during Q4 of  2009, at the same price per share as the New Funding being received by the Company ($0.20 per share).   The intrinsic value of these convertible notes resulted in a beneficial conversion feature with a fair value of $125,000 which was recorded as a discount on issuance of the convertible loan agreement to be amortized over the term of the loan.

Short-term debt consists of the following at December 31, 2008 and September 30, 2009 (in thousands):

	December 31, 2008	September 30, 2009
Unsecured note payable to SDS, interest rate 12% per annum	$1,000	$1,000
Unsecured notes payable to SDS and Private Investors, interest rate 12% per annum (net of warrant related discount $603 and $0 at December 31, 2008 and September 30, 2009)	1,047	1,650
Total notes payable (net)	$2,047	$2,650
Notes payable to Al Rajhi, interest rate 12% per annum (net of warrant related discount $0 and $323 at December 31, 2008 and September 30, 2009)	$4,000	$4,000
Notes payable to Toucan Partners, interest rate 12% per annum	1,000	–
Note payable Toucan Partners, interest rate 12% per annum (net of warrant related discount $46 and $0 at December 31, 2008 and September 30, 2009)	454	–
Total notes payable related parties (net)	$5,454	$4,000

Long-term debt consists of the following at December 31, 2008 and September 30, 2009 (in thousands):

	December 31, 2008	September 30, 2009
Unsecured convertible notes payable to Toucan Partners, interest rate 6% per annum, maturing in July, 2011, convertible into the Company’s common stock (net of discount related to beneficial conversion feature $1,122 at September 30, 2009)	$–	$128
Unsecured convertible notes payable to Drs Boynton and Bosch, interest rate 6% per annum, maturing in September, 2011, convertible into the Company’s common stock (net of discount related to beneficial conversion feature $124 at September 30, 2009)	–	1
Total long-term debt related parties (net)	$–	$129
Unsecured convertible notes payable to Private Lenders, interest rate 6% per annum, maturing in August and September 2011, convertible into the Company’s common stock (net of discount related to beneficial conversion feature $557 at September 30, 2009)	–	23
Unsecured convertible notes payable to Private Lenders, interest rate 6% per annum, maturing on March 25, 2011, convertible into the Company’s common stock (net of discount related to beneficial conversion feature $55 at September 30, 2009)	–	595
Unsecured convertible note payable to Private Lender, interest rate 6% per annum, matures March 25, 2011, convertible into the Company’s common stock at Company’s option	–	110
Total -long-term debt (net)	$–	$728

Going Concern

On November 19, 2009, the Company had approximately $156,000 of cash on hand and through its efforts continues to receive additional capital from private investors on an ongoing basis. Management is in discussions with multiple parties regarding potential funding transactions. However, these parties are not obligated to provide such financing.

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

For the three and nine months ended September 30, 2009 and 2008, respectively, options to purchase 4,100,000 and 5,600,000 shares of Common Stock and warrants to purchase 33 million and 32 million shares of Common Stock respectively were not included in the computation of diluted net loss per share because they were antidilutive.

7. Related Party Transactions

Cognate Agreement

On July 30, 2004, the Company entered into a service agreement with Cognate Therapeutics, Inc. (now known as Cognate BioServices, Inc., or Cognate), a contract manufacturing and services organization in which Toucan Capital has a majority interest. In addition, two of the principals of Toucan Capital are members of Cognate’s board of directors and, on May 17, 2007, the managing director of Toucan Capital was appointed to serve as a director of the Company and to serve as the non-executive Chairperson of the Company’s Board of Directors. Under the service agreement, the Company agreed to utilize Cognate’s services for an initial two-year period, related primarily to manufacturing DCVax® product candidates, regulatory advice, research and development preclinical activities and managing clinical trials. The agreement expired on July 30, 2006; however, the Company continued to utilize Cognate’s services under the same terms as set forth in the expired agreement. On May 17, 2007, the Company entered into a new service agreement with Cognate pursuant to which Cognate will provide certain consulting and, when needed, manufacturing services to the Company for its DCVax®-Brain Phase II clinical trial. Under the terms of the new contract, the Company paid a non-refundable contract initiation fee of $250,000 and committed to pay budgeted monthly service fees of $400,000, subject to quarterly true-ups, and monthly facility fees of $150,000. The Company may terminate this agreement with 180 days notice and payment of all reasonable wind-up costs and Cognate may terminate the contract in the event that the brain cancer clinical trial fails to complete enrollment by July 1, 2009. As of November 23, 2009 Cognate has not terminated the service agreement. However, if such termination by the Company occurs at any time prior to the earlier of the submission of an FDA biological license application/new drug application on the Company’s brain cancer clinical trial or July 1, 2010 or, such termination by Cognate results from failure of the brain cancer clinical trial to complete patient enrollment by July 1, 2009, the Company is obligated to make an additional termination fee payment to Cognate equal to $2 million. As of November 23, 2009 the Company had not submitted an FDA biological license application/new drug application  or completed patient enrollment  in the brain cancer clinical trial but as neither Cognate nor the Company had terminated the agreement no termination fee has been accrued.

During the three months ending September 30, 2009 and 2008, the Company recognized approximately $2.5 million and $3.1 million, respectively, of research and development costs related to these service agreements. During the nine months ending September 30, 2009 and 2008, respectively, the Company recognized approximately $6.5 million and $6.0 million of research and development costs related to these service agreements. As of September 30, 2009 and December 31, 2008, the Company owed Cognate approximately $4.7 and $1.1 million, respectively.

In July 2009 Cognate consolidated its manufacturing operations at its Memphis, Tennessee, facility.  The move has a number of advantages including increased capacity for manufacturing DCVax and reduced internal costs.  The move also offers distribution efficiencies:  Memphis is a nationwide and worldwide air shipping hub for both Federal Express and UPS, and Cognate’s facility is located within minutes of the airport.  Cognate has been fully operational under cGMP conditions in this facility since July 2009.

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

During the three months ending September 30, 2009 and 2008, respectively, the Company recognized approximately $102,000 and $103,875 of general and administrative costs related to the recapitalization agreement, rent expense, as well as legal, travel and other costs incurred by Toucan Capital on the Company’s behalf.  At September 30, 2009 and December 31, 2008, accrued expenses payable to Toucan Capital amounted to $150,000 and $50,000, respectively, and are included in the accompanying consolidated balance sheets.

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

Under the Purchase Agreement, the Company agreed to register for resale under the Securities Act of 1933, as amended (the “Securities Act”), both the PIPE Shares and the Warrant Shares. The Company also agreed to other customary obligations regarding registration, including matters relating to indemnification, maintenance of the registration statement, payment of expenses, and compliance with state “blue sky” laws. The Company may be liable for liquidated damages if the registration statement (after being declared effective) ceases to be effective in a manner, and for a period of time, that violates the Company’s obligations under the Purchase Agreement. The amount of the liquidated damages payable to the investors is, in aggregate, one percent (1%) of the aggregate purchase price of the shares per month, subject to a cap of ten percent (10%) of the aggregate purchase price of the shares. The Company’s obligation to maintain an effective registration statement in respect of this stock ended on October 8, 2008.

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

On February 3, 2006, Soma filed another notice of appeal with the Supreme Court of the State of New York. On December 6, 2006, the Company filed its brief for this appeal and on December 12, 2006, Soma filed its reply brief. On June 19, 2007, the Appellate Division, First Department of the Supreme Court of the State of New York, reversed the December 30, 2005 decision and ordered a new arbitration proceeding. On July 26, 2007, the Company filed a Motion for Leave to Appeal with the Court of Appeals of the State of New York and on August 3, 2007 Soma filed its reply brief. On October 16, 2007, the Court of Appeals of the State of New York denied the Company's motion to appeal.

A new arbitration hearing was held in New York on May 13-15, 2009 and June 24, 2009.  On September 4, 2009 the Arbitrators again denied all of Soma’s claims. The only amount awarded to Soma by the arbitrators was $2,650 in reimbursement for overpayment of arbitrator fees by Soma. The arbitrators’ decision in NWBT’s favor covered and disposed of all claims and counterclaims made by the parties. Soma Partners, LLC has the right until December 6, 2009 to appeal the decision.

Lonza Patent Infringement Claim

No change from previous filings.

Stockholder Class Action Lawsuits

On August 13, 2007, a complaint was filed in the U.S. District Court for the Western District of Washington naming the Company, the Chairperson of its Board of Directors, Linda F. Powers, and its Chief Executive Officer, Alton L. Boynton, as defendants in a class action for violation of federal securities laws. After this complaint was filed, five additional complaints were filed in other jurisdictions alleging similar claims. The complaints were filed on behalf of purchasers of the Company’s Common Stock between July 9, 2007 and July 18, 2007 and allege violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. The complaints sought  unspecified compensatory damages, costs and expenses. On December 18, 2007, a consolidated complaint (In re Northwest Biotherapeutics, Inc. Securities Litigation, No. C-07-1254-RAJ) was filed in the U.S. District Court for the Western District of Washington consolidating the stockholder actions previously filed. The case alleged that the Company misrepresented certain facts that resulted in the artificial inflation of the price of Northwest Biotherapeutics publicly-traded common stock between April 17, 2007 and July 18, 2007.  The Company strongly disputed the allegations of the lawsuit, and denied that there was any such misrepresentation or that the shares of Northwest Biotherapeutics common stock were artificially inflated.  Nevertheless the Company settled the lawsuit to avoid expensive and protracted litigation. The consolidated case (covering all six complaints) was settled with prejudice on January 8, 2009, for a total aggregate settlement of $1 million, which was paid by the Company’s insurer. The Class Action Lawsuit final settlement was approved by the Court, and the case was dismissed with prejudice on June 16, 2009.  Additional details about the settlement can be found in the formal settlement documents, which are available from the United States District Court for the Western District of Washington.

9. Common Stock

During 2008, the Company issued 24,578 shares of common stock upon the cashless exercise of options to purchase 33,334 shares of common stock.

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

On January 16, 2009, the Company entered into a securities purchase agreement for $700,000 with Al Rajhi Holdings who purchased 1,000,000 shares of our common stock at $0.70 per share.

On March 27, 2009, the Company sold approximately 1.4 million shares of common stock at a purchase price of $0.53 per share and raised aggregate gross proceeds of approximately $0.7 million in a closed equity financing with unrelated investors.

On September 28, 2009 the Company issued 8,547,280 shares of common stock to Toucan Partners in settlement of $1,710,000 of principal and accrued interest on loans made by Toucan Capital to the Company.

On September 28, 2009 the Company issued 194,270 shares of common stock to 2 employees in respect of unpaid salaries.

On September 28, 2009 the Company issued 750,000 shares of common stock to Linda Powers in lieu of Directors fees due for the period July 1, 2008 through December 31, 2009.

On September 30, 2009 the Company issued 1,762,500 shares of common stock to Toucan Partners in respect of advisory services related to capital fundraising activities between October 2008 and October 2009.

On September 28, 2009 the Company issued 397,500 shares of common stock to a consultant in respect of advisory services related to capital fundraising activities in September 2009.

10. Subsequent Events

The Company has evaluated subsequent events for the period from September 30, 2009, the date of these financial statements, through November 23, 2009, which represents the date these financial statements are being filed with the SEC. There are no events or transactions occurring during this subsequent event reporting period which require recognition or disclosure in the financial statements.  With respect to this disclosure, the Company has not evaluated subsequent events occurring after November 23, 2009.

In October 2009, the Company entered into unsecured 6% convertible Loan Agreements and Promissory Notes with Private Investors (“October 2009 Private Investors”). Under the Notes the October 2009 Private Investors have loaned the Company $215,000.   The terms of the Notes are two years, with maturity dates in October and November 2011.   The Notes may not be prepaid without the consent of the October 2009 Private Investors.  The Notes contain customary representations and warranties, and affirmative and negative covenants regarding the operation of the Company’s business during the terms of the Notes. The conversion feature of the Loan Agreements allows the holder to receive shares of the Company’s common stock and not cash or other consideration. The October 2009 Private Investors may elect to have the total principal and accrued interest or any fraction thereof paid at maturity in shares of Common Stock at a conversion price of $0.20 per share.  The Company has assessed the note and concluded that the amount of the loan attributable to equity is immaterial.  The intrinsic value of the Notes resulted in a beneficial conversion feature with a fair value of $215,000 which will be recorded as a discount on the issuance of the convertible loan to be amortized over the term of the loan.

In November 2009, the Company entered into unsecured 6% convertible Loan Agreements and Promissory Notes with Private Investors (“November 2009 Private Investors”). Under the Notes the November 2009 Private Investors have loaned the Company $175,000.   The terms of the Notes are two years, with maturity dates in November 2011.   The Notes may not be prepaid without the consent of the November 2009 Private Investors.  The Notes contain customary representations and warranties, and affirmative and negative covenants regarding the operation of the Company’s business during the terms of the Notes. The conversion feature of the Loan Agreements allows the holder to receive shares of the Company’s common stock and not cash or other consideration. The November 2009 Private Investors may elect to have the total principal and accrued interest or any fraction thereof paid at maturity in shares of Common Stock at a conversion price of $0.50 per share.  The Company has assessed the note and concluded that the amount of the loan attributable to equity is immaterial.  The intrinsic value of the Notes resulted in a beneficial conversion feature with a fair value of $115,000 which will be recorded as a discount on the issuance of the convertible loan to be amortized over the term of the loan.

1,345,596 shares of common stock were issued in October and November. 1,216,056 shares were issued on cashless exercise of warrants and the remaining issued in relation to fee for service pertaining to raising funds.

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

We completed an initial public offering of our common stock on the NASDAQ Stock Market (“NASDAQ”) in December 2001 and an initial public offering of our common stock on the Alternative Investment Market (“AIM”) of the London Stock Exchange in June 2007. At the 2009 annual meeting of shareholders September 4, 2009, the shareholders voted in favor of delisting from the AIM. The transfer of stock to the US market is currently taking place.

As described in detail in Note 5 of the financial statements above between 2004 and September 2009 the Company has undergone a significant recapitalization. pursuant to which (i) Toucan Capital Fund II, L.P. (“Toucan Capital”) loaned us an aggregate of $6.75 million, which notes payable and accrued interest thereon were converted into shares of our Series A-1 cumulative convertible preferred stock (the “Series A-1 Preferred Stock”) in April 2006 and subsequently converted into common stock in June 2007; and (ii) Toucan Partners, LLC (“Toucan Partners”) loaned us an aggregate of $4.825 million (excluding $225,000 in proceeds from a demand note that was received on June 13, 2007 and repaid on June 27, 2007), which borrowings have, in a series of transactions, been converted into convertible notes with an aggregate outstanding principal of $4.825 million and related warrant coverage. In the fourth quarter of 2007, we repaid all of the remaining outstanding principal and accrued interest pursuant to these convertible notes in the aggregate amount of $5.3 million to Toucan Partners.

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

In July 2009 we entered into a loan agreement with Toucan Partners for $1,250,000 with a term of two years at 6% interest.

In August and September 2009 we entered into loan agreements with a group of Private Investors for $580,000 with a term of two years at 6% interest.

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

Three Months Ended September 30, 2008 and 2009

We recognized a net loss of $12.2 million for the three months ended September 30, 2009 compared to a net loss of $5.4 million for the three months ended September 30, 2008. The increase in net loss for the three months ended September 30, 2009 was primarily attributable to non-cash expenses related to the conversion of a loan into equity and an increase in interest expense compared to the same period in 2008.

Research and Development Expense. Research and development expense decreased from $3.1 million for the three months ended September 30, 2008 to $2.5 million for the three months ended September 30, 2009. This decrease was primarily due to:

•	reduced personnel costs; and

•	reduced activity in Switzerland as we await a decision from Swissmedic related to the Market Authorization for DCVax®-Brain.

General and Administrative Expense. General and administrative expense increased from $2.2 million for the three months ended September 30, 2008 to $2.4 million for the three months ended September 30, 2009. This increase was primarily due to:

•	finders fees related to recent debt financings, which were partially offset by:

•	reduced staffing costs and

•	reduced legal costs due to settlement of litigation.

Total Other Income (Expense), Net. Other income (expense) increased from an expense of $0.1 million in the quarter ended September 30, 2008 to $7.4 million in the quarter ended September 30, 2009.  During the quarter ended September 30, 2009 the Company incurred costs of $5.6 million in connection with conversion of certain related party loans payable into equity. Interest expense net of interest income increased from $0.1 million for the three months ended September 30, 2008 to $1.8 million for the three months ended September 30, 2009. Interest expense for the three-month period ended September 30, 2009 increased over the same period in 2008 due to higher average balances of notes and convertible notes payable.

Nine Months Ended September 30, 2008 and 2009

We recognized a net loss of $20.9 million for the nine months ended September 30, 2009 compared to a net loss of $17.1 million for the nine months ended September 30, 2008. The increase in net loss for the nine months ended September 30, 2009 was primarily attributable to non-cash expenses related to the conversion of a loan into equity and increased interest costs compared to the same period in 2008.

Research and Development Expense. Research and development expense decreased from $9.3 million for the nine months ended September 30, 2008 to $7.4 million for the nine months ended September 30, 2009. This decrease was primarily due to:

•	reduced activity in Switzerland as we await a decision from Swissmedic related to the Market Authorization for DCVax®-Brain; and

•	reduced personnel costs.

General and Administrative Expense. General and administrative expense decreased from $7.6 million for the nine months ended September 30, 2008 to $4.5 million for the nine months ended September 30, 2009. This decrease was primarily due to:

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

Depreciation and Amortization. Depreciation and amortization decreased from $22,000 during the nine months ended September 30, 2008 to $0 for the nine months ended September 30, 2009.  This decrease was due to assets reaching the end of their useful lives.

Total Other Income (Expense), Net. Other income (expense) increased from an expense of $0.1 million in the nine months ended September 30, 2008 to $8.6 million in the nine months ended September 30, 2009.  During the nine months ended September 30, 2009 the Company incurred costs of $5.6 million in connection with conversion of certain related party loans receivable into equity. Net interest expense increased from ($0.2) million for the nine months ended September 30, 2008 to $3.0 million for the nine months ended September 30, 2009. The increase over the same period in 2008 was due to higher average balances of notes payable and convertible notes payable.

Liquidity and Capital Resources

As described in Note 5 above since 2004 the Company has undergone a significant restructuring consisting of equity and debt infusions.

On November 19, 2009, the Company had approximately $156,000 of cash on hand and through its efforts continues to receive additional capital from private investors on an ongoing basis. We need to raise additional capital to fund our clinical trials and other operating activities. We are exploring additional financing transactions with several other parties, which we hope to complete later this year. However, there can be no assurance that we will be able to complete any of the financings, or that the terms for such financings will be favorable to us.

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

Sources of Cash

During the nine months ending September 30, 2009, we received $4.1 million in equity infusions and loan advances from both related party and third party investors.

Uses of Cash

We used $3.9 million in cash for operating activities during the nine months ended September 30, 2009, compared to $12.6 million for the nine months ended September 30, 2008. The decrease in cash used in operating activities was a result of reduced activity in the U.S. and Switzerland due to reduced staffing and cash resources.

We utilized $2,000 in cash for investing activities during the nine months ended September 30, 2009 compared to $243,000 used in investing activities during the nine months ended September 30, 2008. The cash utilized during the nine-month periods ended September 30, 2008 consisted of purchases of property and equipment primarily required to expand production capacity.

On March 21, 2008, we executed a sublease agreement with Toucan Capital Corporation, an affiliate of Toucan Capital and Toucan Partners, for our corporate headquarters located at 7600 Wisconsin Avenue, Suite 750, Bethesda, Maryland 20814. This sublease agreement was effective as of July 1, 2007 and expires on October 31, 2016, unless sooner terminated according to its terms. Previously, we had been occupying our Bethesda headquarters under an oral arrangement with Toucan Capital Corporation, whereby we were required to pay base rent of $32,949 per month through December 31, 2007. Under the sublease agreement, we are required to pay base rent of $34,000 per month during 2008, which monthly amount increases by $1,000 on an annual basis, to a maximum of $42,000 per month during 2016, the last year of the term of the lease. In addition to monthly base rent, we are obligated to pay operating expenses allocable to the subleased premises under Toucan Capital Corporation’s master lease. During the nine months ended September 30, 2008 and 2009, the Company incurred expense of $306,000 and $432,000 respectively to Toucan Capital Corporation pursuant to this sublease agreement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Interest Rate Risk

Our exposure to market risk is presently limited to the interest rate sensitivity of our cash which is affected by changes in the general level of U.S. and Swiss interest rates. We are exposed to interest rate changes primarily as a result of our investment activities. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive without significantly increasing risk. To minimize risk, we maintain our cash in interest-bearing instruments, primarily money market funds. Due to the short-term nature of our cash, we believe that our exposure to market interest rate fluctuations is minimal. A hypothetical 10% change in short-term interest rates from those in effect at September 30, 2009 would not have a significant impact on our financial position or our expected results of operations. Our interest rate risk management objective with respect to our borrowings is to limit the impact of interest rate changes on earnings and cash flows. Our debt is carried at an annual rate of interest between 6 and 12 percent. We do not have any foreign currency or other derivative financial instruments.

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

Based on the evaluation, our President and Chief Executive Officer after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), have concluded that, subject to the inherent limitations noted in this Part II, Item 4, as of September 30, 2009, our disclosure controls and procedures were not effective due to the existence of several material weaknesses in our internal control over financial reporting, as discussed below.

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

(iii) Insufficient segregation of duties in our finance and accounting functions due to limited personnel. During the nine month period ended September 30, 2009, we had one person on staff that performed nearly all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. This creates certain incompatible duties and a lack of review over the financial reporting process that would likely result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual consolidated financial statements that would not be prevented or detected.

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

Changes in Internal Controls over Financial Reporting

There were no significant changes in internal control over financial reporting during the nine months ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financing reporting.

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

See Section 8

Lonza Patent Infringement Claim

No change from previous filings.

Stockholder Class Action Lawsuits

See section 8 above.

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

As of November 19, 2009, we had approximately $156,000 of cash on hand. We will need additional capital to support and fund the research, development and commercialization of our product candidates and to fund our other operating activities. We are negotiating additional financing with several other parties, which we hope to complete later this year. There can be no assurance that we will be able to complete any of the financings, or that the terms for such financings will be attractive. If we are unable to obtain additional funds on a timely basis or on acceptable terms, we may be required to curtail or cease certain of our operations. We may raise additional funds by issuing additional common stock or securities (equity or debt) convertible into shares of common stock, in which case, the ownership interest of our stockholders will be diluted. Any financing, if available, is likely to include restrictive covenants that could limit our ability to take certain actions. Further, we may seek funding from Toucan Capital or Toucan Partners or their affiliates or other third parties. Such parties are under no obligation to provide us any additional funds, and any such funding may be dilutive to stockholders and may contain restrictive covenants. If we are unable to obtain sufficient additional capital in the near term, we may cease operations at any time.

We are likely to continue to incur substantial losses, and may never achieve profitability.

We have incurred net losses every year since our formation in March 1996 and had a deficit accumulated during the development stage of approximately $185.5 million as of September 30, 2009. We expect that these losses will continue and anticipate negative cash flows from operations for the foreseeable future. Despite the receipt of approximately $25.9 million of net proceeds from an offering of our common stock on AIM in June 2007, receipt of loan proceeds between May 2008 and September 2009 of $9.3million and equity in 2009 of $2.9 million we will need additional funding, and over the medium term we will need to generate revenue sufficient to cover operating expenses, clinical trial expenses and some research and development costs to achieve profitability. We may never achieve or sustain profitability.

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

We have had a limited operating history and we are at an early stage of development. We may not be able to achieve revenue growth in the future. We have generated the following limited revenues: $529,000 in 2003; $390,000 in 2004; $124,000 in 2005; $80,000 in 2006; $10,000 in 2007; $10,000 in 2008; and $10,000 in 2009. We have derived most of these limited revenues from the sale of research products to a single customer, contract research and development for related parties, research grants and royalties from licensing fees generated from a licensing agreement. Our limited operating history makes it difficult to assess our prospects for generating revenues.

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

As of November 13, 2009, Toucan Capital, its affiliate, Toucan Partners and its managing member, Ms. Linda Powers, collectively beneficially owned an aggregate of 32,923,510 shares of our common stock, representing approximately 58.1 percent of our outstanding common stock. In addition, as of November 13, 2009, Toucan Capital may acquire an aggregate of approximately 22.0 million shares of common stock upon exercise of warrants and Toucan Partners may acquire an aggregate of approximately 10.3 million shares of common stock upon the exercise of warrants. This significant concentration of ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Toucan Capital has the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, a managing member of Toucan Capital is a member of the Board. In light of the foregoing, Toucan Capital can significantly influence the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to investors.

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

On September 28, 2009 we issued 8,547,280 shares of common stock to Toucan Partners in settlement of $1,710,000 of principal and accrued interest on loans made by Toucan Capital to the Company.

On September 28, 2009 we issued 750,000 shares of common stock to Linda Powers in lieu of Directors fees due for the period July 1, 2008 through December 31, 2009.

On September 30, 2009 we issued 1,762,500 shares of common stock to Toucan Partners in respect of advisory services related to capital fundraising activities between October 2008 and October 2009.

On September 28, 2009 we issued 397,500 shares of common stock to a consultant in respect of advisory services related to capital fundraising activities in September 2009.

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

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of stockholders was held on September 4, 2009. The following are the proposals voted upon at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions, as applicable, for each proposal:

Proposal 1: Election of Linda Powers as Class II Director for a term of three years

For:	25,339,388	Withheld	389,742

Proposal 2: Approval of the amendment of the Company’s Seventh Amended and Restated Certificate of Incorporation to increase the authorized shares from 100,000,000 to 150,000,000

For	25,184,798	Against	538,487	Abstain	5,845	Broker non-vote	19,283,360

Linda F. Powers term as a director will expire at the 2012 Annual Meeting of Stockholders and Alton L. Boynton terms will expire at the 2010 Annual Meeting of Stockholders.

Proposal 3: De-listing of the Company from the London Stock Exchange’s AIM Market

For:	29,552,061	Against:	120,816	Abstain:	56,253	Broker Non-Votes:	19,283,360

Item 5. Other Information

None

Item 6. Exhibits

3.1	Seventh Amended and Restated Certificate of Incorporation (3.1)(1)

3.2	Third Amended and Restated Bylaws (3.1)(2)

3.3	Amendment to the Seventh Amended and Restated Certificate of Incorporation (3.2)(2)

3.4	Amendment to Seventh Amended and Restated Certificate of Incorporation (3.4)(3)

*3.5	Amendment to Seventh Amended and Restated Certificate of Incorporation

*10.1	Conversion Agreement effective September 28, 2009 between the Company and Toucan Partners, LLC

*10.2	Form of Loan Extension Agreement dated September 28, 2009

*10.3	Retention Agreement between Dr. Alton L. Boynton and the Company dated September 28, 2009

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

NORTHWEST BIOTHERAPEUTICS, INC

Dated: November 23, 2009	By:	/s/ Alton L. Boynton
Alton L. Boynton
President and Chief Executive Officer
(Principal Executive, Financial and Accounting Officer)

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

EXHIBIT INDEX

3.1	Seventh Amended and Restated Certificate of Incorporation (3.1)(1)

3.2	Third Amended and Restated Bylaws (3.1)(2)

3.3	Amendment to the Seventh Amended and Restated Certificate of Incorporation (3.2)(2)

3.4	Amendment to Seventh Amended and Restated Certificate of Incorporation (3.4)(3)

*3.5	Amendment to Seventh Amended and Restated Certificate of Incorporation

*10.1	Conversion Agreement effective September 28, 2009 between the Company and Toucan Partners, LLC.

*10.2	Form of Loan Extension Agreement dated September 28, 2009

*10.3	Retention Agreement between Dr. Alton L. Boynton and the Company dated September 28, 2009

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