Form 10-K
period 2009-12-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2010-04-15
CIK 1072379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 000-33393

NORTHWEST BIOTHERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3306718
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4800 Montgomery Lane, Suite 800	20814
Bethesda, MD	(Zip Code)
(Address of principal executive offices)
(240) 497-9024
Registrant’s telephone number, including area code:

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price on the consolidated transaction reporting system on June 30, 2009 was approximately $38.2 million.

As of April 12, 2010, the Registrant had an aggregate of 62,365,460 shares of common stock issued and outstanding.

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

We have two basic technology platforms applicable to cancer therapeutics: dendritic cell-based cancer vaccines, which we call DCVax® , and monoclonal antibodies for cancer therapeutics. DCVax® is our registered trademark. Our DCVax® dendritic cell-based cancer vaccine program is our main technology platform.

We completed an initial public offering of our common stock on the NASDAQ Stock market in December 2001 and an initial public offering of our common stock on the Alternative Investment Market (“AIM”) of the London Stock Exchange in June 2007.

Industry Background

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

Cancer cells produce abnormal kinds and amounts of biomarkers (called antigens), which may be distinguishable from the antigens produced by healthy cells. These cancer-associated antigens  provide the targets to enable the immune system to seek and destroy cancer cells marked by these antigens.

The Human Immune System

The immune system is the body’s defense mechanism responsible for recognizing and eliminating cancer cells, viruses, bacteria and other disease-causing organisms. This system consists of populations of white blood cells whose components are responsible for initiating the cellular immune response, and the humeral, or antibody-based, immune response.

Dendritic cells, a component of white blood cells, are the master cells of the immune system responsible for mobilizing the overall immune response.  The dendritic cells stimulate cellular immune responses by processing and displaying disease-associated antigen fragments on their outer cell surface, where they are recognized by naive T-cells, that have not yet been exposed to antigens. Upon exposure to these antigen fragments, naive T-cells become disease-specific Helper T-cells or Killer T-cells. Helper T-cells then help Killer T-cells to locate and potentially destroy the cells marked by the disease- associated antigen.

Dendritic cells also mobilize B-cells.  Such B cells contribute to the immune response by binding to disease-associated antigens on the surface of various cell types, producing disease-specific antibodies. Helper T-cells also enhance B-cell production of disease- specific antibodies. These antibodies bind to and initiate the destruction of cells marked by the associated disease-specific antigens.

 A small population of activated Helper T-cells, Killer T-cells, and antibody-producing B-cells survive for long periods of time, retaining the memory of what the disease fragment looks like. These cells can respond very rapidly to subsequent exposure to disease-specific antigens and fragments. The most effective natural immune response is one in which both Helper and Killer T-cells and antibody-producing B-cells are activated.

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

Current Cancer Immunotherapy Approaches

Immunotherapy offers a new approach to be used as an adjuvant in combination with traditional therapies (or potentially alone). It can stimulate and enhance the body’s natural mechanism for destroying cancer cells, and may overcome many of the limitations of traditional cancer therapies. In recent years, two cancer immunotherapy approaches have emerged to address the limitations of traditional therapies, which have resulted in a number of products approved by the U.S. Food and Drug Administration, or FDA:

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

•
Immune-Modulating Agents.  Currently approved immune-modulating agents, such as IL-2 and alpha-interferon, are known to have some ability to enhance the immune system and limited efficacy to control cancer growth. However, these therapies involve delivery of the immune modulating agent through the blood system and may result in significant toxicity to healthy tissue.

Our Approach

We have developed a proprietary personalized-dendritic cell vaccine, DCVax® for stimulating and enhancing a patient’s natural cellular and humeral (i.e. antibody) immune response to cancer. Given appropriate funding for future development, we believe that DCVax® may overcome certain limitations of current cancer therapies and offer cancer patients safe and effective treatment alternatives, alone or in combination with other therapies.

DCVax® is a platform technology which we believe is applicable to most cancers. It combines a patient’s own dendritic cells either with a patient’s own cancer-related biomarkers (called antigens), or with off-the-shelf antigens, to induce immune responses against a patient’s cancer cells. The Company’s early-stage clinical trial data, and those of its collaborators, suggest that DCVax® -Brain and DCVax® -Prostate may have the ability to significantly delay disease progression and significantly prolong patient survival, while maintaining a superior quality of life when compared with current therapies.

The natural immune response starts with activation of a master immune cell type, the dendritic cell (DC). These cells direct all ensuing activities of all components of the immune response. When a virus, bacteria, or a cancer cell, encounters a DC, the DC consumes the virus, bacteria or cancer cell and chops it into small pieces. In the process, the DC becomes activated and starts traveling to the lymph node. In the lymph node, the DC elicits a cascade of events that leads to an immune response. Importantly, the nature of the virus, bacteria or cancer cell and the nature of the DC activation dictate the type of immune response. Preparing the DC outside the body, as is done for DCVax® products, is intended to allow the greatest degree of control and effectiveness, avoiding suppressive effects and obstacles generated by tumors in the patient’s body. The prepared or “educated” DCs then are re-injected back into the patient to begin the immune response in the natural fashion, leading to an enhanced response against the virus, bacteria or cancer cell.

In cancer patients, the signaling through which the master immune cells (DCs) are activated is impaired. Our technology, therefore, involves delivering the necessary signals to activate the master immune cells outside the patients’ body. We believe that after receiving these signals, the master immune cells will be able to function normally and mobilize the full immune response in the natural manner.

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

Treatments that use only a single arm of the immune system may employ large amounts of T-cells, or a single (monoclonal) antibody. We believe that the DCVax® products have a clear advantage compared to this approach in that they are designed to activate all aspects of the immune response, both cellular and antibody, thereby potentially providing a broader and longer lasting immune and clinical response. Our DCVax® products consist of pure, activated DCs loaded with the immunogen as would naturally occur, and that are capable of migrating to lymph nodes. The intended result is a full immune response consisting of both a specific cellular T-cell response and a specific antibody response against the cancer-associated antigen consistent with our Phase I and Phase II clinical trial results for DCVax® -Brain and DCVax® -Prostate, respectively, and that is translated into a potential clinical benefit — in this case, a delay in disease recurrence and an extension of overall survival of the patient.

Cancer and the Immune System

Cancer cells produce many substances that shut down the immune response, as well as substances that suppress or block the DCs that are resident in the body. The optimal time for controlling cancer growth by activating the immune system is, therefore, at the time when tumor burden is low. Our DCVax® products target patients with brain cancer following surgery, radiation and chemotherapy, and hormone independent prostate cancer patients with no detectable tumor. This approach is designed to allow induction of powerful immune responses to control progression of the disease. However, in clinical trials, delays in cancer progression and extension of survival have also been seen in late stage patients treated with DCVax® -Brain and DCVax® -Prostate.

The DCVax® Process

The DCVax® platform uses our proprietary process to efficiently produce and activate DCs outside a patient’s body. The clinical trials with DCVax® -Brain and DCVax® -Prostate suggest that these cells can generate an effective immune system response when administered therapeutically. Manufacture of a DCVax® product takes approximately 30 days to complete for DCVax® -Prostate and approximately 10 days for DCVax® -Brain, and is characterized by the following sequence:

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

DCVax® -Brain Manufacturing Steps:

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

Activation of the Natural Immune System

Our DCVax® product candidates are designed to elicit a natural immune response. Pre-clinical and clinical trials suggest that our DCVax® product candidates can train a patient’s own Killer T-cells to locate and destroy specifically targeted cancer cells. These same clinical trials also suggest that DCVax® -Prostate stimulates the body to produce antibodies and/or Killer T-cells that bind to cancer-associated antigens and potentially destroy cancer cells marked by these antigens. Moreover, the clinical trials show that this immune response may be effective in delaying time to disease progression in brain and prostate cancer, and both may prolong survival and improve the quality of life for brain and prostate cancer patients.

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

Targeting of Serious Cancers with No Effective Treatments

DCVax® -Prostate targets men with rising PSA levels while on hormone therapy, but before metastases develop. There is currently no effective treatment for this growing population of patients who invariably go on to develop complications from the spread of their cancer to the bone and, eventually, succumb to their disease. DCVax® -Brain targets patients with GBM, a highly lethal form of brain cancer. In two Phase I trials carried out at UCLA from 1999 to the present day, patients treated with DCVax® -Brain have survived more than twice as long without relapse compared to matched concurrent controls not receiving DCVax® -Brain (under “matched concurrent controls” patients received standard of care treatment at the same time clinical trial patients were treated with standard of care treatment together with DCVax® -Brain; these control patients have been matched for the major prognostic factors for GBM).

Low Incidence of Significant Adverse Side Effects or Toxicity

Our initial two DCVax® -Brain Phase I trials and DCVax® -Prostate Phase I/II clinical trial have shown no significant adverse side effects in over 250 administered injections. Some patients had moderate injection site reactions, and we observed some severe injection site reactions that we believe to be a result of immune activation. Patients treated with DCVax® -Brain or DCVax® -Prostate therefore might not need to take additional prescription drugs to manage undesirable side effects as is often the case with certain current cancer treatments. We minimize the potential for toxicity by using the patient’s own cells to create its DCVax® product candidates. Additionally, because our DCVax® products are designed to target the cancer- associated antigens in the patient, collateral damage to healthy cells is minimized.

Efficient and Cost-Effective Manufacturing

We have developed a second generation closed and automated device based on tangential flow filtration (“TFF-Cell Separation System”) for manufacturing DC from patient leukapheresis material. We have a contract with Cognate BioServices, Inc. (“Cognate”) for the manufacture of DCVax® -Brain product for clinical use. This TFF-Cell Separation System is currently undergoing validation. See “— Manufacturing”.

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

Our Clinical and Pre-clinical Development Programs

The following table summarizes the targeted indications and status of our product candidates:

Product Candidate	Target Indications	Status
DCVax® Platform
DCVax® - Prostate	Prostate cancer	Phase III — clinical trial cleared by the FDA for recruitment of patients for non-metastatic hormone independent prostate cancer

DCVax® -Brain	Glioblastoma multiforme	Phase II — clinical trial initiated. Orphan Drug designation granted in the U.S. in 2006 and in the European Union in 2007

DCVax® -LB	Non-small cell lung cancer	Phase I — clinical trial cleared by the FDA

DCVax® -Direct	Solid tumors	Phase I — clinical trial cleared by the FDA for ovarian cancer, head and neck cancer and two other indications (expected to be liver and pancreatic cancers)

DCVax® -L	Resectable solid tumors	Phase I/II — completed clinical trial at the University of Pennsylvania

Pre-clinical means that a product candidate is undergoing efficacy and safety evaluation in disease models in preparation for human clinical trials. Phase I-III clinical trials denote safety and efficacy tests in humans as follows:

Phase I: Evaluation of safety and dosing.

Phase II: Evaluation of safety and efficacy.

Phase III: Larger scale evaluation of safety and efficacy.

DCVax® Product Candidates

DCVax® -L for Brain Cancer

DCVax® -Brain uses our DCVax® platform in combination with the patient’s own glioblastoma tumor cell lysate antigens. Our clinical collaborators at UCLA conducted two Phase I clinical trials to assess the safety and efficacy of DC-based immunotherapy for Glioblastoma multiforme (“GBM”). In the first Phase I clinical trial, DCVax® -Brain was administered to 12 patients and in the second Phase I clinical trial it was administered to 17 patients. The patients in both trials were treated with DCVax® -Brain being administered as an adjuvant to the standard of care.

The data from progression and survival Kaplan Meier curves of both of these trials together show that newly diagnosed GBM patients treated at UCLA, and matched for the major prognostic factors, with DCVax® -Brain had a delay in the median time to recurrence or progression of disease from 8.1 months with standard of care treatments in matched concurrent control patients to 18.1 months in patients treated with DCVax® -Brain (p = 0.00001;n=20). DCVax® -Brain increased median overall survival from 17.0 months with standard of care in matched concurrent control patients treatments to 36.4 months in patients treated (and continuing as the median is not yet reached) for DCVax® -Brain treated patients, again matched for the major prognostic factors (p < 0.0004; n=20). The ‘p’ value measures the likelihood that the difference between the treated and non-treated patients is due to chance. A p’ value less than or equal to 0.05 (meaning there is a 5 percent or lower possibility that the observed clinical effect is due to chance) is required for product approval by the FDA and European regulatory authorities. The ‘p’ value of 0.0004 observed with DCVax® -Brain means that there is only a 0.04 percent (i.e. 4 in 10,000) possibility that the observed effect between standard of care and DCVax® -treated patients is due to chance, and the ‘p’ value of 0.00001 means that there is only a 0.001 percent (i.e., 1 in 100,000) possibility that the results are due to chance. Eight of the 20 patients remained alive for periods ranging, to date, from 15.9 to 103 months, with five patients having lived for over 45 months without cancer recurrence. Similarly, in recurrent (late stage) patients, DCVax® -Brain has increased median survival from 6.4 months for those receiving standard of care to 11.9 months for patients receiving DCVax® -Brain.

In December 2006, we commenced recruiting patients with newly diagnosed GBM in a 141 patient Phase II DCVax® -Brain clinical trial. We planned to carry out the study at 12 to 15 clinical sites. The study was designed as a randomized study in which patients received either DCVax® -Brain in addition to standard of care or standard of care alone. The study was not blinded because there was no available approach for making a placebo that was indistinguishable from the DCVax®-L. Almost 50 patients were screened at 4 clinical sites. However, patients were reluctant to enroll in the study when faced with a 33% chance of being randomized into the control arm of the study under which they will receive standard of care alone. In addition, even patients who did enroll were reluctant to stay in the study if they were assigned to the control arm.  Since the study was not blinded, patients were able to know which arm of the study they were assigned to.  So, the Company stopped and undertook a development program to develop a placebo that is indistinguishable from DCVax

With the placebo developed the Company redesigned the study as a randomized, placebo controlled, double blinded study with a cross-over arm allowing control patients to be treated with DCVax® -Brain in the event that their cancer progresses. The study size has been increased from 141 to 240 patients and is designed to enable us to petition the FDA for accelerated approval if the study generates results similar to those achieved in the two prior clinical trials. We currently have 13 clinical sites that are qualified and ready to enroll patients.  In order to enable rapid enrollment, we may add some additional clinical sites for this trial when resources permit. We are engaged in discussions with the FDA concerning the study design and end points. Depending on trial results, we plan to seek product approval in both the U.S. and the European Union.

In February 2007, we, through our legal representative, applied to the Bundesamt für Gesundheit (“BAG” or “Office Fédéral de la Santé Publique”) in Switzerland for an Authorization for Use (“Autorisation”). In June 2007, we, through our legal representative, received such Autorisation from the BAG to make DCVax® -Brain available at limited selected medical centers in Switzerland, as well as an authorization (“Autorisation pour activités transfrontalières avec des transplants”) to export patients’ cells and tissues from Switzerland for vaccine manufacturing in the United States, and to import patients’ DCVax® -Brain finished vaccines into Switzerland. These authorizations are conditional upon certain implementation commitments which had to be fulfilled to the satisfaction of Swissmedic (“Institut Suisse des Agents Thérapeutiques”) before the product could be made available (e.g., finalizing our arrangements for a clean-room suite for processing of patients’ immune cells). We believe that we have fulfilled these commitments, and have been awaiting Swissmedic assessment.

Subsequent to the BAG’s favorable decision, the BAG and Swissmedic underwent a reorganization, and the BAG’s jurisdiction was transferred to Swissmedic.  Following that reorganization, each party, who had received a BAG decision such as NWBT had received, was requested to file a Marketing Authorization Application (MAA) with Swissmedic for full product approval.  NWBT did so at year end 2007. During the two-plus years since then, Swissmedic has conducted inspections, and has been reviewing and evaluating the Company’s MAA.

Standard of Care:  The current standard of care for GBM was established in a 573 patient study as set out by Stupp et al. in N Engl J Med 352;10, and resulted in a median time to progression of 6.9 months and a median overall survival rate of 14.6 months in patients receiving a standard of care treatment regimen. The standard of care established in the Stupp trial for GBM patients consists of surgery followed two weeks later by radiation therapy with concomitant daily low-dose Temodar chemotherapy, followed by six monthly cycles of full-doseTemodar chemotherapy. The DCVax® -Brain treatment regimen fits between the steps of this current standard of care, and does not require a change in clinical practices, other than one 30-day delay after the first chemotherapy treatment.

Target Market:  The American Cancer Society estimates that about 21,810 new cases of primary brain cancer will be diagnosed in the U.S. during 2008. Deaths from newly diagnosed malignant primary brain cancer in the U.S. are estimated to be approximately 13,070 per year. Globocan has estimated that about 48,385 new cases of primary brain cancer would be diagnosed in Europe in 2002 (the last year for which estimates are available). Deaths from brain cancer in Europe were estimated at 39,061 in 2002.

Current Treatments:  As described above, existing treatments for GBM include surgery, radiation and chemotherapy. Such treatments are often used in various combinations and/or sequences and have significant adverse side effects such as bleeding, seizures, nausea and collateral tissue damage. Following initial treatment, virtually all cases of this cancer recur, with a life expectancy of approximately six months following recurrence. Few, if any, effective therapies exist for these patients. We believe that DCVax® -Brain has the potential to address this critical unmet medical need.

DCVax® -L for Ovarian Cancer

This trial treated “no option” patients who had already been treated with most or all major drugs currently available for recurrent, metastatic ovarian cancer (including carboplatin, paclitaxel docetaxel, abraxane, gemcitabine and topotecan), and whose cancer had still continued to progress.  In other recent clinical trials testing various drugs and drug combinations for recurrent ovarian cancer, the treated patients have generally attained less than 3 or 4 months without progression of their cancer, and have experienced serious side effects (including gastro-intestinal perforation, a life-threatening condition).

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

DCVax® -Prostate

DCVax® -Prostate targets hormone independent (i.e. late stage) prostate cancer. DCVax® -Prostate combines our DCVax® platform with the cancer-associated antigen “prostate specific membrane antigen” or “PSMA”. PSMA is located on the surface of prostate cells. It is expressed at very low levels on benign or healthy prostate cells, and at much higher levels on prostate cancer cells. Because PSMA is over-expressed in virtually all prostate cancers, it represents an effective target for prostate cancer therapeutics. In addition, we do not have to screen patients. DCVax® -Prostate is designed to be used in the whole patient population. In contrast, the use of other cancer vaccines in development may be limited to part of the patient population and require screening of patients.

In September 1999, we filed an application to conduct a Phase I/II clinical trial for DCVax® -Prostate to treat late-stage prostate cancer patients for whom hormone therapy was no longer effective. This trial, which was carried out at the M.D. Anderson Cancer Centre and at UCLA, involved the administration of DCVax® -Prostate to 33 evaluable patients in order to establish the safety of three different dosage levels of DCVax® -Prostate.

Additional data from our Phase I/II DCVax® -Prostate clinical trial in 33 patients with non-metastatic and metastatic hormone independent prostate cancer indicates the following. Of a total of 33 patients who have been treated in this trial, 11 were non-metastatic hormone independent prostate cancer patients (group A) and 22 were metastatic hormone independent prostate cancer patients (group B). In group A, there has been an increase in survival from 36 months for the natural course of the disease to >54 months for DCVax® -Prostate treated patients. The median had not yet been reached as of the end of 2005 (the latest date to which long-term data is so far available). In this group the time to metastases under the natural course of the disease is 28 to 36 weeks. This time was lengthened to 59 weeks in patients who received DCVax® -Prostate. In group A, none of the 11 patients had progressed at 28 weeks and only five had progressed at 59 weeks. The group A patient population is the patient population that we will focus on in our Phase III clinical trial.

In group B (hormone independent patients with metastases), there was an increase in median overall survival from 18.9 months for standard of care to 38.7 months for DCVax® -Prostate treated patients. Patients in this study had a six-times greater chance of being alive at 36 months compared to patients treated with the standard of care.

Many cancer therapeutics elicit a clinical response in only a small fraction of patients. In clinical trials, DCVax® -Prostate has been shown to elicit a specific PSMA antibody response and a specific and strong T-cell response in about 80 percent of patients. The Company believes that the administration of DCVax® -Prostate may enhance progression free survival relative to placebo, delay the development of symptomatic disease and increase overall survival.

DCVax® -Prostate has been cleared by the FDA for a Phase III clinical trial in about 600 patients in 50 centers. The patient population is non-metastatic hormone independent prostate cancer. We currently intend to separate the 600 patient Phase III trial into two Phase III clinical trials in non- metastatic hormone independent prostate cancer patients with about 300 patients per trial.

Standard of Care.   The standard of care for metastatic hormone independent prostate cancer was established in a 674 patient study as set out by Petrylak et al. in N Engl J Med 351;15 and resulted in a median overall survival rate of 18.9 months. This standard of care consists of taxotere (chemotherapy) being administered as a single dose every three weeks or in a weekly regime. Other drugs, such as mitoxantrone and prednisone, are also administered to patients for pain derived from bone metastasis. The DCVax® -Prostate treatment regimen fits between the steps of current standard of care, and does not require a change in clinical practices. There is no established standard of care for non-metastatic hormone independent prostate cancer as there is no FDA approved therapeutic product for this type of prostate cancer.

Target Market.   The American Cancer Society estimates that 186,320 new cases of prostate cancer will be diagnosed in the U.S. during 2008. Deaths from prostate cancer in the U.S. are estimated to be 28,660 for 2008. We estimate that there is an initial DCVax® -Prostate target population in the U.S. consisting of approximately 100,000 patients per year with non-metastatic hormone independent prostate cancer. Globocan has estimated that 230,627 new cases of prostate cancer would be diagnosed in Europe in 2002 (the last year for which estimates are available). Deaths from prostate cancer in Europe were estimated at 83,066 in 2002.

Current Treatments.   Existing treatments for localized (i.e. newly-diagnosed) prostate cancer include surgery and/or various forms of radiation therapy. The current standard of care for treating patients who fail primary therapy is hormone therapy through which the effect of male hormones is blocked. Although this therapy achieves temporary tumor control, prostate cancer patients eventually fail hormone treatments, meaning that blocking of hormones no longer keeps the cancer under control. The United States National Cancer Institute’s 1989-1996 five-year survival rate for metastatic prostate cancer is only 32 percent. Moreover, hormone therapy may cause significant adverse side effects, including bone loss, hot flushes and impotence. Disease progression despite hormone therapy occurs on average in two years, and is then classified as hormone independent prostate cancer. Approximately 55 percent of patients with hormone independent prostate cancer will die within two years of its onset. Currently, the only FDA approved treatments for hormone independent prostate cancer are chemotherapy and radioactive pharmaceuticals, which can alleviate cancer-related symptoms but may cause significant toxic side effects and only prolong survival by approximately two and a half months. A large proportion of hormone independent patients do not have objective metastatic disease as measured by bone and CT scans. We believe that DCVax® -Prostate has the potential to address this critical unmet medical need.

DCVax® -LB

DCVax® -LB is targeting non-small cell lung cancer, the largest cause of cancer deaths in both the U.S. and Europe. DCVax® -LB combines our DCVax® platform with isolated and killed lung cancer cells as antigens. The autologous DCs used to formulate DCVax® -LB are activated through a process similar to that used in the manufacturing of DCVax® -Prostate. We had an investigational new drug application cleared by the FDA in May 2006 for a Phase I clinical trial using DCVax® -LB in non-small cell lung cancer.

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

DCVax® -L

DCVax® -L targets any kind of solid tumor cancer and it combines our DCVax® platform with patient specific tumor lysate. Following surgery, the tumor is prepared as a lysate (i.e. the tumor tissue is finely chopped) for loading into autologous dendritic cells. The patient’s tumor lysate contains cancer specific biomarkers which will be added to the patient’s own dendritic cells and subsequently injected back into the patient to elicit a cancer specific immune response. The company commenced a Phase I/II study using DCVax® -L at the University of Pennsylvania in 2007.

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

DCVax® -Direct

DCVax® -Direct uses our DCVax® platform to activate DCs suitable for direct injection into solid tumors. DCVax® -Direct is designed to treat cancer patients whose tumor tissue is not available or whose tumors are considered to be inoperable. Several scientific studies have shown that DCs injected into solid tumors in animal models can result in tumor regression. We have demonstrated in pre-clinical animal studies the ability of activated DCs, when injected directly into just a single tumor of mice bearing multiple tumors, to cause all tumors to regress. In these studies, subsequent challenge of these now tumor-free mice with the injection of additional tumor cells was met with total rejection of tumor growth demonstrating an immunization of the mouse against regrowth of the tumor. The DCs used in the formulation of DCVax® -Direct are activated through a process similar to that used for DCVax® -Brain and DCVax® -Prostate (i.e. using heat-killed and formalin-fixed BCG mycobacteria and interferon gamma), although they are not loaded with tumor antigens prior to injection. Rather, the antigen loading takes place in vivo after injection of the DCVax® -Direct DCs into the tumor tissue, typically following radiation therapy, chemotherapy, or other treatments that kill tumor cells.

We have a Phase I clinical trial protocol under the DCVax® -Direct IND for the treatment of head and neck cancer. This clinical trial protocol was cleared by the FDA in the third quarter of 2006. We intend to identify the most appropriate cancers for the remaining two available trials under the DCVax® -Direct IND at the appropriate time, although our present intention is to pursue liver and pancreatic cancers.

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

Current treatments:  Current treatments for solid tumors typically involve cytotoxic therapy aimed at killing tumor cells. Such treatments include radiation therapy, chemotherapy, or other cell killing treatments such as cryotherapy. These treatments can still be used along with DCVax® -Direct as they can potentially prepare the tumor tissue for the injection of DCVax® -Direct. The ability to still use conventional cytotoxic agents along with DCVax® -Direct will enable DCVax® -Direct to be adopted in the market without requiring any change of existing clinical practice if so desired.

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

Manufacturing

We have developed a proprietary manufacturing system that enables us to produce vaccines for an entire multi-year course of treatments in a single manufacturing run using the cancer patient’s own DCs and the patient’s own tumor biomarkers. This manufacturing process results in sufficient patient-specific DCVax® product for at least a course of 11 injections of DCVax® , which is sufficient for three years of treatment. The product thus becomes an “off-the-shelf” personalized drug after the initial manufacturing run. The advantages of this method, compared to other cell vaccine production, include not only the “off-the-shelf” feature of drug delivery to clinics and patients, but also the significant reduction in product cost due to the fact that the product does not have to be separately manufactured for each treatment injection or each couple of treatments.

We have entered into a services agreement with Cognate pursuant to which Cognate will provide certain consulting and manufacturing services, for our DCVax® -Brain Phase II clinical trial. In this process, DC precursor cells are isolated from the patient’s blood and matured into new functional DCs. These DCs are combined with a patient’s own cancer biomarkers from the patient’s tumor tissue removed in surgery. The finished vaccine is then frozen in single-dose vials , and can remain frozen for many years until required for treatment of the patient.

Cognate has moved its operations from Sunnyvale Califormia to Memphis Tennessee where it has an existing  cGMP (clean room manufacturing under current Good Manufacturing Practices) facility that is newer and less expensive.  The capacity in Memphis is approximately 600 patients per year, which we believe will be sufficient for our Phase II clinical trial for DCVax® -Brain. We have a plan with Cognate to accommodate an increase in production capacity based on demand and have detailed plans and cost analysis for additional  modular expansions which should increase the capacity of the current facilities from approximately 600 patients to over 9,000 patients per year.

The Company has developed partial automation of its manufacturing process using a TFF System.  This TFF System has been cleared by FDA for use in an upcoming DCVax® Phase I clinical trials, and the Company’s patent coverage in the US issued during 2009. The TFF System is also targeted to be implemented into the DCVax® -Brain product after bioequivalence studies have been completed. Since the product economics are favorable even with the existing first generation manufacturing process, the Company intends to only implement the TFF System at a time and in a manner that does not interfere with the pivotal Phase II clinical trial for DCVax® -Brain, or product approval or launch.

Intellectual Property

We protect our proprietary technologies through patents issued and licensed throughout the world. We have 33 issued and licensed patents (9 in the U.S. and 23 in other jurisdictions) and 134 patent applications pending (15 in the U.S. and 119 in other jurisdictions) which cover the use of DCs in DCVax® as well as targets for either the Company’s DC or monoclonal antibody therapy candidates and isolation and manufacturing, handling and administration of DCVax® . The issued patents expire at various dates between 2015 and 2026. We intend to continue using our scientific expertise to pursue and patent new developments with respect to uses, methods, and compositions to enhance our position in the field of cancer treatment.

We have received orphan designation in the U.S.,  the E.U. and Switzerland for our DCVax® - Brain product candidate applicable to gliomas, which comprise most primary brain cancers, including GBM. Orphan designation in the U.S. entitles us to seven years of market exclusivity for the particular indication and active ingredient provided that the product is the first such orphan to be approved for that indication. Orphan designation in the E.U. and Switzerland entitles us to ten years of market exclusivity on a similar basis.

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

Competition

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies and a strong emphasis on proprietary products. Several companies, such as  Dendreon Corporation, Immuno-Designed Molecules, Inc., ImmunoCellular Therapeutics, Celldex Therapeutics, Inc., Ark Therapeutics plc, Oxford Biomedica plc, Argos Therapeutics, Inc., Antigenics and others are actively involved in the research and development of immunotherapies or cell-based cancer therapeutics.

Of these companies, Dendreon  has completed its Phase III clinical trials in patients with prostate cancer, although their patient populations are different from those targeted by our Phase III DCVax® -Prostate product candidate. Celldex Therapeutics has conducted a Phase II clinical trial, with a peptide immunotherapy for newly diagnosed GBM. Ark Therapeutics has completed a Phase III trial with a gene therapy for operable high grade gliomas and applied for product approval in the EU, but recently received a negative decision from the European regulator. The clinical trial data reported to date by these companies for brain and prostate cancer have not shown as long a delay in disease progression, or as long an extension of survival, as have our clinical data to date. As far as we are aware, no cell-based therapeutic product for cancer is currently available for commercial sale, although Dendreon’s vaccine is expected to become commercially available soon.

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

Employees

The Company employs four full-time employees, as of   March 28, 2010. The Company’s internal staff is supplemented by more than two dozen external staff on a contract services basis, and by consultants. Each of our employees has signed a confidentiality and invention assignment agreement, and none are covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and consider our employee relations to be positive.

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

As of April 12, 2010, we had approximately $215,000 of cash on hand. We will need additional capital to support and fund the research, development and commercialization of our product candidates and to fund our other operating activities. We are negotiating additional financing with several other parties, which we hope to complete later this year. There can be no assurance that we will be able to complete any of the financings, or that the terms for such financings will be attractive. If we are unable to obtain additional funds on a timely basis or on acceptable terms, we may be required to curtail or cease certain of our operations. We may raise additional funds by issuing additional common stock or securities (equity or debt) convertible into shares of common stock, in which case, the ownership interest of our stockholders will be diluted. Any financing, if available, is likely to include restrictive covenants that could limit our ability to take certain actions. Further, we may seek funding from Toucan Capital or Toucan Partners or their affiliates or other third parties. Such parties are under no obligation to provide us any additional funds, and any such funding may be dilutive to stockholders and may contain restrictive covenants. If we are unable to obtain sufficient additional capital in the near term, we may cease operations at any time.

We are likely to continue to incur substantial losses, and may never achieve profitability.

We have incurred net losses every year since our formation in March 1996 and had a deficit accumulated during the development stage of approximately $189.9 million as of December 31, 2009. We expect that these losses will continue and anticipate negative cash flows from operations for the foreseeable future. We will need additional funding, and over the medium term we will need to generate revenue sufficient to cover operating expenses, clinical trial expenses and some research and development costs to achieve profitability. We may never achieve or sustain profitability.

Our auditors have issued a “going concern” audit opinion.

Our independent auditors have indicated in their report on our December 31, 2009 financial statements that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation.

As a company in the early stage of development with an unproven business strategy, our limited history of operations makes an evaluation of our business and prospects difficult.

We have had a limited operating history and we are at an early stage of development. We may not be able to achieve revenue growth in the future. We have generated the following limited revenues: $529,000 in 2003; $390,000 in 2004; $124,000 in 2005; $80,000 in 2006; $10,000 in 2007; $10,000 in 2008 and $10,000 in 2009. We have derived most of these limited revenues from the sale of research products to a single customer, contract research and development for related parties, research grants and royalties from licensing fees generated from a licensing agreement. Our limited operating history makes it difficult to assess our prospects for generating revenues.

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

We rely upon a single contract manufacturer, Cognate. The majority owner of Cognate is Toucan Capital, one of our majority stockholders. Cognate provides consulting services and is the manufacturer of our product candidates. We have an agreement in place with Cognate pursuant to which Cognate has agreed to provide manufacturing and other services in connection with our Phase II clinical trial for DCVax® -Brain. The agreement requires us to make minimum monthly payments to Cognate irrespective of whether any DCVax® products are manufactured. The agreement does not extend to providing services in respect of commercialization of the DCVax® -Brain product, nor for other clinical trials or commercialization of any of our other product candidates. If and to the extent we wish to engage Cognate to manufacture our DCVax® -Brain for commercialization or any of our other product candidates (including DCVax® -Prostate) for clinical trials or commercialization, we will need to enter into a new agreement with Cognate or another third-party manufacturer which might not be feasible on a timely or favorable basis. The failure to timely enroll patients in our clinical trials will have an adverse impact on our financial results due, in part, to the minimum monthly payments that we make to Cognate.

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

We work with scientists and medical professionals at academic and other institutions, including UCLA, among others, some of whom have conducted research for us or have assisted in developing our research and development strategy. We do not employ these scientists and medical professionals. They may have commitments to, or contracts with, other businesses or institutions that limit the amount of time they have available to work with us. We have little control over these individuals. We can only expect that they devote time to us as required by our license, consulting and sponsored research agreements. In addition, these individuals may have arrangements with other companies to assist in developing technologies that may compete with our products. If these individuals do not devote sufficient time and resources to our programs, or if they provide substantial assistance to our competitors, our business could be seriously harmed.

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

We rely on third parties to assist us in managing and monitoring all our clinical trials. Our reliance on these third parties may result in delays in completing, or failure to complete, these trials if the third parties fail to perform under the terms of our agreements with them. We may not be able to find a sufficient alternative supplier of these services in a reasonable time period, or on commercially reasonable terms, if at all. If we were unable to obtain an alternative supplier of these services, we might be forced to curtail our Phase II clinical trial for DCVax® -Brain.

Our product candidates will require a different distribution model than conventional therapeutic products.

The nature of our product candidates means that different systems and methods will need to be followed for the distribution and delivery of the products than is the case for conventional therapeutic products. The personalized nature of these products, the need for centralized storage, and the requirement to maintain the products in frozen form may mean that we are not able to take advantage of distribution networks normally used for conventional therapeutic products. If our product candidates are approved, it may take time for hospitals and physicians to adapt to the requirements for handling and storage of these products, which may adversely affect our sales.

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

Competition in the biotechnology and biopharmaceutical industry is intense and most of our competitors have substantially greater resources than we do.

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Several companies, such as Dendreon Corporation, Celldex Therapeutics, Inc., Ark Therapeutics plc, Oxford Biomedica plc, Argos Therapeutics, Inc., Antigenics, Immunocellular Therapeutics, and others are actively involved in the research and development of immunotherapies or cell-based cancer therapeutics. Of these companies, we believe that only Dendreon and Ark Therapeutics have completed Phase III clinical trials with a cell-based therapy. To our knowledge no DC-based therapeutic product is currently approved for commercial sale, although it is expected that Dendreon’s Provenge product will be approved soon. Additionally, several companies, such as Medarex, Inc., Amgen, Inc., Agensys, Inc., and Genentech, Inc., are actively involved in the research and development of monoclonal antibody-based cancer therapies. Currently, at least seven antibody-based products are approved for commercial sale for cancer therapy. Genentech is also engaged in several Phase III clinical trials for additional antibody-based therapeutics for a variety of cancers, and several other companies are in early stage clinical trials for such products. Many other third parties compete with us in developing alternative therapies to treat cancer, including: biopharmaceutical companies; biotechnology companies; pharmaceutical companies; academic institutions; and other research organizations.

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

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. Infringement and other intellectual property claims, with or without merit, can be expensive and time-consuming to litigate and can divert management’s attention from our core business. For example, Lonza Group AG filed a complaint against us in the United States District Court for the District of Maryland alleging patent infringement. The case was groundless, and NWBT succeeded in getting all claims withdrawn by Lonza, with no payment of any consideration (more detailed description under Legal Proceedings). However, the defense of the case used up substantial amounts of management time and Company resources.   In addition, we may be exposed to future litigation by third parties based on claims that our products infringe their intellectual property rights. This risk is exacerbated by the fact that there are numerous issued and pending patents in the biotechnology industry and the fact that the validity and breadth of biotechnology patents involve complex legal and factual questions for which important legal principles remain unresolved.

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

As for all biological products, we may need to provide pre-clinical and clinical data evidencing the comparability of products before and after any changes in manufacturing process both during and after product approval. Regulators may require that we generate data to demonstrate that products before or after any change are of comparable safety and efficacy if we are to rely on studies using earlier versions of the product. DCVax® -Brain has been the subject of process changes during the early clinical phase of its development and regulators may require comparability data unless they are satisfied that changes in process do not affect the quality, and hence efficacy and safety, of the product.

 We plan to rely on our current DCVax® -Brain Phase II clinical trial as a single study in support of regulatory approval. While under certain circumstances, both EMEA and the FDA will accept a Phase II study as a single study in support of approval, it is not yet known whether they will do so in this case. If the regulators do not consider the Phase II study adequate on its own to support a finding of efficacy, we may be required to perform additional clinical trials in DCVax® -Brain. There is some possibility that changes requested by the FDA could complicate the licensing application process.

Only the data for DCVax® -Brain has been discussed with European regulators. On an informal basis, a number of European national regulators have indicated that additional pre-clinical and clinical data could be required before the DCVax® -Brain product would be approved. However, it is not clear whether such data will be required until formal scientific advice is sought from the EMEA, which is the regulator that will ultimately review any application for approval of this product. Unless the EMEA grants a deferral or a waiver, we may also be obliged to generate clinical data in pediatric populations.

The Company’s plan for a 600-patient Phase III clinical trial was cleared by the FDA in January 2005. However, it is likely that we will split this single 600-patient Phase III trial into two separate 300-patient Phase III trials. These revisions in trial design may cause delay in the development process for DCVax® -Prostate. It is not yet known whether the FDA will consider the two-trial design sufficient for marketing approval, or whether the agency will require us to design and carry out additional studies. If, after the Phase III studies are carried out, the FDA is not satisfied that its concerns have been adequately addressed,  additional clinical studies could be required at that time.

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

We may not receive the benefits associated with orphan drug designation. This may result from a failure to achieve or maintain orphan drug status, or result from the development of a competing product that has an orphan designation for the same indication. In Europe, the orphan status of DCVax® -Brain will be reassessed shortly prior to the product receiving any regulatory approval. The EMEA will need to be satisfied that there is evidence that DCVax® -Brain offers a significant benefit relative to existing therapies for the treatment of glioma if DCVax® -Brain is to maintain its orphan drug status.

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

As of April 9, 2010, Toucan Capital, its affiliate, Toucan Partners and its managing member, Ms. Linda Powers, who also serves as our Chairperson of the Board of Directors, collectively beneficially owned an aggregate of 32,923,510 shares of our common stock, representing approximately 58.1 percent of our issued and outstanding common stock. In addition, as of April 9, 2010, Toucan Capital may acquire an aggregate of approximately 22 million shares of common stock upon exercise of warrants and Toucan Partners may acquire an aggregate of approximately 10.3 million shares of common stock upon the exercise of warrants. This significant concentration of ownership may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Toucan Capital has the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, a managing member of Toucan Capital is a member of the Board. In light of the foregoing, Toucan Capital can significantly influence the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to investors.

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

Our common stock is currently listed on the Over-The-Counter Bulletin Board, or OTCBB  which are generally recognized as being less active markets than NASDAQ, the stock exchange on which our common stock previously was listed. You may not be able to sell your shares at the time or at the price desired. There may be significant consequences associated with our stock trading on the OTCBB rather than a national exchange. The effects of not being able to list our securities on a national exchange include:

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

The share price of publicly traded biotechnology and emerging pharmaceutical companies, particularly companies without earnings and consistent product revenues, can be highly volatile and are likely to remain highly volatile in the future. The price at which our common stock is quoted and the price which investors may realize in sales of their shares of our common stock will be influenced by a large number of factors, some specific to us and our operations and some unrelated to our operations. These factors could include the performance of our marketing programs, large purchases or sales of the shares, currency fluctuations, legislative changes and general economic conditions. In the past, shareholder class action litigation has often been brought against companies that experience volatility in the market price of their shares. Whether or not meritorious, litigation brought against us following fluctuations in the trading price of our common stock could result in substantial costs, divert management’s attention and resources and harm our financial condition and results of operations.

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

We are subject to certain of the requirements of the Sarbanes-Oxley Act of 2002 in the U.S. and the reporting requirements under the Exchange Act. These laws require, among other things, an attestation report of our independent auditor on the effectiveness of our internal control over financial reporting, currently expected to begin with our annual report for the year ended December 31, 2010, as well as the filing of annual reports on Form 10-K, quarterly reports on Form 10-Q and periodic reports on Form 8-K following the happening of certain material events. To meet these compliance deadlines, we will need to have our internal controls designed, tested and operational by early 2010 to ensure compliance with applicable standards. We initiated the process of documenting and evaluating our internal controls and financial reporting procedures in early 2008. This process is ongoing and will continue to likely be time consuming and will result in us having to significantly change our controls and reporting procedures due to our small number of employees and lack of governance controls. Most similarly-sized companies registered with the SEC have had to incur significant costs to ensure compliance.

Our management has identified significant internal control deficiencies, which management and our independent auditor believe constitute material weaknesses.

In connection with the preparation of our financial statements for the year ended December 31, 2009, certain significant internal control deficiencies became evident to management that, in the aggregate, represents material weaknesses, including:

•	lack of a sufficient number of independent directors on our audit committee;

•	lack of a financial expert on our audit committee

•	insufficient segregation of duties in our finance and accounting function due to limited personnel;

•	insufficient corporate governance policies; and

•	inadequate approval and control over transactions and commitments made on our behalf by related parties.

As part of the communications by our independent auditors with our audit committee with respect to audit procedures for the year ended December 31, 2009, our independent auditors informed the audit committee that these deficiencies constituted material weaknesses, as defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board, or PCAOB. We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies but we cannot be certain that we will have the necessary financing to address these deficiencies or that we will be able to attract qualified individuals to serve on our Board and to take on key management roles within the Company. Our failure to successfully remediate these issues could lead to heightened risk for financial reporting mistakes and irregularities and a  loss of public confidence in our internal controls that could harm the market price of our common stock.

Item 1B.   Unresolved Staff Comments

None.

Item 2.   Properties

On March 21, 2008, the Company executed a Sublease Agreement (the “Sublease Agreement”) with Toucan Capital for the space the Company used as its headquarters at 7600 Wisconsin Avenue, Suite 750, Bethesda, Maryland. During the term of the Sublease Agreement, the Company incurred monthly rent expense payable to Toucan Capital amounting to $34,000.  Effective November 30, 2009, the Sublease was terminated in connection with termination and buyout of the overall lease of this space.  (The overall lease and the Company’s Sublease had 7 years left to run at that time).  The termination and buyout did not require any lump sum exit payment.   Instead, it requires a partial payout over several years.  The obligation for the Company will be less than $5,000 per month during 2010 and 2011.

Item 3.   Legal Proceedings

From time to time, we are involved in claims and suits that arise in the ordinary course of our business.  At present, the Company is not involved in any suits other than an action by a creditor with respect to certain disputed amounts. Although management currently believes that resolving any such claims against us will not have a material adverse impact on our business, financial position or results of operations, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

In the last several years, we were involved in the following legal proceedings..

SOMA Arbitration

In January, 2003, Toucan Capital initiated contact with the Company through a letter expressing interest in investing. The Company’s then business managers (who left the Company that year) did not engage with Toucan.  In the spring and summer of 2003, Toucan hired a former employee of the Company, and Toucan retained external advisers who conducted due diligence on the Company. In January, 2004, Toucan pursued investment discussions with the Company at an investment conference.  Those discussions led to initial investment by Toucan a few weeks later, in February 2004, followed by further investment in March and culminating in a recapitalization of the Company pursuant to an agreement completed in April, 2004.

On October 15, 2003, the Company engaged Soma Partners, LLC (Soma), a New Jersey-based investment bank, to help raise funding for the Company.  Although Toucan had initiated contact with the Company ten months earlier and had been conducting due diligence on the Company both internally and externally over the course of those ten months, and although Soma was not present at the January 2004 discussions and did not know such discussions were taking place, thereafter Soma sought to receive investment banking fees on all investment made by Toucan into the Company, despite the chronology of events.

The Company sought to reach a negotiated settlement.  Soma declined to reduce the amount of its claims, and filed an arbitration case to pursue the claims.  Soma also expanded its claims to include not only the investments made by Toucan in 2004, but also all future financings which might be made pursuant to the recapitalization plans that Toucan and the Company had developed for up to $40 million of future financings.  In its arbitration case at various points, Soma sought growing amounts of cash fees and in excess of 10 million shares of stock or warrants.

The arbitration case turned on whether Soma had “first introduced” Toucan to the Company.  The Company vigorously disputed Soma’s claims and defended itself.  The arbitration was held in March and May 2005, and all claims were decided in the Company’s favor.

Soma then filed a series of appeals during 2005.  In the first appeal, the court rejected all of Soma’s claims and confirmed the decision reached in the arbitration.  Soma then filed another appeal in 2006.  In that appeal, the court found an issue with the selection of the arbitrator, and remanded the case for a new arbitration.  Sometime during this period, Soma went out of business, but its former principals still continue to pursue the claims against the Company.

The new arbitration was conducted in May and June of 2009, by a three-arbitrator panel.  Once again, all claims were decided in the Company’s favor.  Soma’s former principals did not file further appeals after that decision, and the case is now finally closed.

Lonza Patent Infringement Claim

      In late June 2007, the Company received a favorable ruling from a Swiss regulatory agency (the B.A.G.), which was expected at the time to enable the Company to begin providing its DCVax® dendritic cell vaccines to patients commercially through designated medical centers in Switzerland.  Within weeks after this decision was announced, on July 27, 2007, Lonza Group AG (“Lonza”), a large Swiss based corporation, filed a lawsuit against us in the U.S., alleging infringement of some eight different patents, relating to recombinant DNA methods, sequences, vectors and other technology relating to gene modifications of cells, cell lines and host cells.

      None of the Company’s DCVax® products involve, or have ever involved, any gene modifications of any of the cells.  The lawsuit was groundless and we defended ourselves vigorously, including making clear that we would seek court sanctions under the Federal Rules of Civil Procedure against Lonza and its counsel for filing a complaint without any reasonable basis. Within five months after filing its extensive complaint, Lonza unilaterally withdrew nearly all of the claims in it – all claims except certain claims relating to our DCVax®-Prostate product.

      Regarding the DCVax®-Prostate product, Lonza sought to still pursue its claims on the basis that although the Company itself had never used any gene expression or gene modification technology, instead Medarex – who had served as the contract manufacturer of the PSMA antigen (biomarker) in DCVax®-Prostate and supplied the finished PSMA antigen to us – had potentially used Lonza’s gene expression system.  Although the Company had had no involvement in (and no knowledge of) Medarex’s choice of manufacturing method, and had simply contracted with Medarex for delivery of a quantity of finished PSMA, Lonza sought to hold the Company liable for this because Lonza had reached a business deal with Medarex several years earlier which precluded Lonza pursuing claims against Medarex.

      We continued to dispute and defend ourselves vigorously against Lonza’s remaining claims concerning DCVax®-Prostate.  During the course of the case, Lonza proposed several times for us to take a license to their gene expression technology.  Since we had no use for their technology, we declined.

     Within another four months after Lonza’s unilateral withdrawal of all other claims in its complaint, in April 2008 we and Lonza entered into a settlement to dispose of the last of Lonza’s claims.  Under this settlement, we refused to pay make any monetary payment of any kind, refused to take a license to Lonza’s technology, and agreed to only one thing: to destroy our remaining inventory of PSMA which had been produced by Medarex, and which had been sitting in our freezers for nearly ten years.  Under this settlement, the last of Lonza’s claims were dismissed with prejudice (meaning they cannot be re-filed), thus ending the case.

Stockholder Class Action

       In February 2007, the Company applied to the Bundesamt für Gesundheit (B.A.G.) in Switzerland for an Authorization for Use, so that the Company could make DCVax® available to patients commercially at designated medical centers in Switzerland.  At that time, the B.A.G. had jurisdiction over transplants, and a separate agency, Swissmedic, had jurisdiction over drugs and other medical products.  Our DCVax® dendritic cell vaccine was classified as a standardized transplant.  The B.A.G. had jurisdiction to issue Authorizations for Use, which were a form of limited regulatory approval for which there is no counterpart or similar form of approval in the U.S.  Swissmedic had jurisdiction to issue Marketing Authorizations, which are full commercial approvals without limitations, and which are similar to product approvals that are issued by the Food and Drug Administration (FDA) in the U.S.

      In June 2007, the Company received a favorable decision from the B.A.G. granting the Authorization for Use for which the Company had applied.  As this was a material event, the Company issued a press release announcing and describing it.  A tremendous amount of activity in our stock followed the announcement, and the stock price rose quite substantially.  There was also a large amount of confusion about what the Company had received.  Various parties thought the Company had received a Marketing Authorization from Swissmedic.  No one was familiar with an Authorization for Use from the B.A.G.  After growing controversy in the days following our public announcement of the Authorization for Use, the Company issued a second public announcement clarifying that the Company had neither applied for nor received a Marketing Authorization from Swissmedic.  The Company also sought to clarify in the second announcement what the Authorization for Use was, and what it provided.

       Following our second public announcement, our stock price dropped sharply.  Within the next weeks and months, six class action lawsuits were filed by parties who bought stock between our first public announcement and our second one, seeking damages on the basis that our public announcements had not been clear enough and had been misleading.

       The Company disputed the claims and strongly defended ourselves.  In January, 2009, the Company reached a settlement which disposed of all six class action cases, in their entirety, for a single payment of $1 million.  The Company entered this settlement because the amount to be paid was a small fraction of what it would have cost to proceed with litigation of the cases.  The settlement also removed the diversion of management time and attention, which was needed on the Company’s operations.  The entire $1 million settlement payment and all of our defense costs were paid by our Directors’ and Officers’ liability insurance.  The settlement executed in January of 2009 was approved by the applicable court in June 2009, and all of the cases were dismissed with prejudice (meaning they cannot be re-filed), thus ending these cases.  Our Directors’ and Officers’ liability insurer has renewed and continued our coverage throughout the time since these cases were brought, unaffected by these cases.

      In Switzerland, subsequent to the B.A.G’s favorable decision to us in June 2007, the B.A.G and Swissmedic underwent a reorganization, and the B.A.G’s jurisdiction was transferred to Swissmedic.  Following that reorganization, each party who had received a B.A.G decision, such as NWBT had received, was requested to file a Marketing Authorization Application (MAA) with Swissmedic for full product approval.  NWBT did so at year end 2007.  During the two-plus years since then, Swissmedic has conducted inspections, and has been reviewing and evaluating the Company’s MAA.

SEC Inquiry

On August 13, 2007, the Company was notified that the SEC had initiated a non-public informal inquiry regarding the events surrounding our application for and receipt of the Authorization for Use from the B.A.G., and our related press releases dated July 9, 2007 and July 16, 2007. On March 3, 2008 the Company was notified that the SEC had initiated a formal investigation regarding this matter. The Compnay cooperated with the SEC in connection with the inquiry, and after a thorough investigation, the SEC notified us that they had found no basis for any action and had closed the investigation.

Item 4.   (Removed and Reserved)

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

	2008		2009
	High	Low	High	Low
4th Quarter	$1.10	$0.15	$1.79	$0.65
3rd Quarter	2.00	0.60	1.00	0.55
2nd Quarter	2.44	1.85	1.69	0.45
1st Quarter	2.59	1.85	0.85	0.32

As of April 12, 2010, there were approximately 231 holders of record of our common stock. Such holders include any broker or clearing agencies as holders of record but exclude the individual stockholders whose shares are held by brokers or clearing agencies.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain future earnings, if any, to fund the development and growth of our business and do not currently anticipate paying any cash dividends in the foreseeable future. The payment of future dividends, if any, will be determined by our Board.

Recent Sales of Unregistered Securities

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

In July 2009 we entered into a loan agreement with Toucan Partners for $1,300,000 with a term of two years at 6% interest.

In August and September 2009 we entered into a series of small loan agreements with a group of Private Investors for an aggregate of $580,000 with a term of two years at 6% interest.

In October through December 2009 we entered into a series of small loan agreements with a group of private investors for an aggregate of $720,000 with a term of two years at 6% interest.

Item 6. Selected Financial Data

Not required for smaller reporting companies

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

Our financing activities are described below under “— Liquidity and Capital Resources”. We will need to raise additional capital to fund our operations, including our Phase II DCVax® -Brain clinical trial. Depending on the trial results, we plan to seek product approval for DCVax® -Brain, our leading product candidate, in both the U.S. and E.U.

We have experienced recurring losses from operations and have a deficit accumulated during the development stage of $189.9 million at December 31, 2009. In addition, our independent registered public accounting firm has indicated in its report on our financial statements included in this Annual Report on Form 10-K that there is substantial doubt about our ability to continue as a going concern.

Going Concern

Our financial statements for the year ended December 31, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Nevertheless, we have experienced recurring losses from operations and have a deficit accumulated during the development stage of $189.9 million that raises substantial doubt about our ability to continue as a going concern and our auditors have issued an opinion, for the year ended December 31, 2009, which states that there is substantial doubt about our ability to continue as a going concern.

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

Expenses

From our inception through December 31, 2009, we incurred costs of approximately $67.0 million associated with our research and development activities. Because our technologies are unproven, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America.  In preparing these financial statements, we make assumptions, judgments and estimates that can have a significant impact on amounts reported in our financial statements.  We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances.  Actual results could differ materially from these estimates under different assumptions or conditions.  On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly.  We believe that, of the significant accounting policies discussed in Note 3 to our consolidated financial statements, the following accounting policies require our most difficult, subjective or complex judgments:

Stock-Based Compensation

Compensation expense for all stock-based awards is measured at the grant date based on the fair value of the award and is recognized as an expense, on a straight-line basis, over the employee's requisite service period (generally the vesting period of the equity award).  The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model.  Stock-based compensation expense is recognized only for those awards that are expected to vest using an estimated forfeiture rate.  Estimates of pre-vesting forfeiture are periodically revised in subsequent periods if actual forfeitures differ from those estimates.  To the extent that actual results differ from our estimates, such amounts will be recorded as cumulative adjustments in the period the estimates are revised.

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

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2009

We recognized a loss from operations of $15.8 million for the year ended December 31, 2009 compared to a loss from operations of $21.6 million for the year ended December 31, 2008.

Research and Development Expense. Research and development expense decreased from $12.7 million for the year ended December 31, 2008 to $9.6 million for the year ended December 31, 2009. This decrease was primarily due to reduced clinical trial operations.

General and Administrative Expense. General and administrative expense decreased from $8.9 million for the year ended December 31, 2008 to $5.8 million for the year ended December 31, 2009. This decrease was directly the result of scaling administrative expenses to the current activity level .

Depreciation and Amortization. Depreciation and amortization decreased from $22,000 during the year ended December 31, 2008 to $7,000 for the year ended December 31, 2009 as a result of all assets being fully depreciated

Asset Impairment Loss. In July 2009 the Company’s contract manufacturer, Cognate Bioservices, Inc., consolidated its operations in its newer Memphis, Tennessee manufacturing facilities and closed the Sunnyvale facility housing the Company’s clean room.  As the California clean room cannot be relocated the Company provided an impairment allowance of $389,000 reducing the carrying value of the clean room to $0.

Interest Expense, Net. Interest expense net increased from $0.8 million for the year ended December 31, 2008 to approximately $3.9 million for the year ended December 31, 2009.  Interest expense in 2008 and 2009 was related to notes payable from both related and non related parties and included both interest and debt discount expense. During 2009 the Company incurred interest costs related to the debt burden assumed in 2008 and an increase in the debt burden from $8.1 million at December 31, 2008 to $10.0 million at December 31, 2009.

Liquidity and Capital Resources

At December 31, 2009, cash totaled $65,000, compared to $16,000 at December 31, 2008.  Working capital was a deficit of $19.3 million at December 31, 2009, compared to a deficit of $12.7 million at December 31, 2008.  Working capital decreased as of December 31, 2009 primarily due to an increase in current liabilities arising from note payable obligations compared to December 31, 2008.  Cash balances increased during 2009 due primarily to the financing transactions discussed below that were executed in 2009.

The change in cash for the years ended December 31, 2009 and 2008 was comprised of the following (in thousands):

	For the Years Ended December 31,
	2008	2009	Change
Net cash provided by (used in):
Operating activities	$(15,587)	$(4,677)	$10,910
Investing activities	(389)	(2)	387
Financing activities	8,151	4,753	(3,398)
Effect of exchange rates on cash	(20)	(25)	(5)

(Decrease) increase in cash	$(7,845)	$49	$7,894

Operating Activities

We used $4.7 million in cash for operating activities during the year ended December 31, 2009, compared to $15.6 million for the year ended December 31, 2008.  The decrease in cash used in operating activities was a result of the reductions in staff and clinical trial research and development activity due to cash constraints.

Investing Activities

We used $2,000 in cash for investing activities during the year ended December 31, 2009 compared to $389,000 used for investing activities during the year ended December 31, 2008.  The cash used during the year ended December 31, 2008 was related to construction of additional clean room facilities at our contract manufacturer and the cash used during the year ended December 31, 2009 consisted of purchases of property and equipment.

Financing Activities

During 2009, our financing activities consisted of proceeds from notes payable amounting to $3.4 million and proceeds from the issuance of common stock amounting to $1.4 million.  The 2009 financing transactions consisted of:

On January 16, 2009 we entered into a securities purchase agreement for $700,000 with Al Rajhi Holdings who purchased 1,000,000 shares of our common stock at $0.70 per share.

On March 27, 2009, we completed a private placement of 1.4 million shares of our common stock and received $0.7 million.

During March 2009, the Company received $760,000 upon issuing unsecured 6% convertible loan agreements and promissory notes due in March 2011 to a group of private lenders (“Private Lenders”).

Toucan Partners loaned the Company a total of $1,300,000 on July 2, 2009 and July 17, 2009 under unsecured 6% convertible promissory notes due July 1, 2011 and July 16, 2011.

On dates between August 13, 2009 and September 24, 2009, the Company received an aggregate of $580,000 upon issuing a series of small unsecured 6% convertible loan agreements and promissory notes due in August and September 2011 to a group of Private Lenders.

On dates between October 6, 2009 and December 31, 2009, the Company received $720,000 upon issuing unsecured 6% convertible loan agreements and promissory notes due in August and September 2011 to a group of Private Lenders.

During 2008, our financing activities consisted of proceeds from notes payable amounting to $8.2 million.  The 2008 financing transactions consisted of:

Al Rajhi loaned the Company $4.0 million on May 12, 2008 under the terms of an unsecured promissory note with a principal amount of $4,240,000 (reflecting an original issue discount of $240,000).

Toucan Partners loaned the Company $1.0 million on August 19, 2008 under the terms of an unsecured promissory note (the “Toucan Partners August Loan”) with a principal amount of $1,060,000 (reflecting an original issue discount of $60,000).

On October 1, 2008, the Company entered into a $1 million unsecured 12% Loan Agreement with SDS (the “SDS Loan”).

On dates between October 21, 2008 and November 6, 2008, the Company entered into unsecured 12% Loan Agreements (the “Private Investor Loans”) and Promissory Notes (the “Private Investor Promissory Notes”) with SDS and a group of private investors (the “Private Investors”).  Under the Private Investor Promissory Notes, SDS loaned the Company $1 million and the Private Investors loaned the Company $650,000 for a total of $1.65 million.

Toucan Partners loaned the Company $500,000 on December 22, 2008 under the terms of an unsecured 12% promissory note (the “Toucan Partners December Loan”).

As of April 12, 2010, we had approximately $215,000 of cash on hand. We will need to raise additional capital in the near future to fund our clinical trials and other operating activities. We are in discussions with multiple parties regarding potential funding transactions. However, these parties are not obligated to provide such financing.

During 2009, the Company and Cognate BioServices ("Cognate") agreed that most of the accounts payable owed by the Company to Cognate, will be converted into shares of common stock instead of paid in cash.  The conversion price will be no less favorable than the conversion price applied to any other creditor of the Company.  The impact of the conversion will result in a reduction of liabilities for the amount converted.  In addition, the Company will recognize the value of common stock issued in excess of the amount of accounts payable converted, if any, as a charge to operations when the conversion takes place.  Finalization of these arrangements is in process.

Also during 2009, the Company agreed with Toucan Capital, Toucan Partners and Linda Powers that a portion of the accrued expenses owed by the Company to these parties for certain expense reimbursements will be converted into shares of common stock instead of paid in cash.  Toucan Capital, Toucan Partners and Linda Powers have paid certain expenses on behalf of the Company.  The parties agreed that these accrued expenses will be converted into common stock (at a conversion rate of $0.20 per share).  The parties are in the process of determining the amounts of unbilled accrued expenses.  The impact of the conversion will result in a reduction of liabilities for the amount converted.  In addition, the Company will recognize the value of common stock issued in excess of the amount of the accrued expenses converted, if any, as a charge to operations when the conversion takes place.  Finalization of these arrangements is in process.

We estimate that our current funding is sufficient to enable us to proceed with our current (reduced) activities under our DCVax®-Brain program.  Our ongoing funding requirements will depend on many factors, including the number of staff we employ, the pace of patient enrollment in our brain cancer trial, the cost of establishing clinical studies and compassionate use/named patient programs in other countries, and unanticipated developments, including potential adverse developments in pending litigation and/or regulatory matters.  Without additional capital, we will not be able to proceed with significant enrollment in our DCVax®-Brain clinical trial or move forward with compassionate use/named patients programs or with any of our other product candidates for which investigational new drug applications have been cleared by the FDA. We will also be constrained in developing our second generation manufacturing processes, which offer the potential for significant reduction in product costs.

Additional funding will be required in the near future and there can be no assurance that our efforts to seek such funding will be successful. If our capital raising efforts are unsuccessful, our inability to obtain additional cash as needed could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. Our independent registered public accounting firm has indicated in its report on our financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2009 that there is substantial doubt about our ability to continue as a going concern. We may seek additional funds through the issuance of additional common stock or other securities (equity or debt) convertible into shares of common stock, which could dilute the ownership interest of our stockholders. We may seek funding from Toucan Capital or Toucan Partners or their affiliates or other third parties. Such parties are under no obligation to provide us any additional funds, and any such funding may be dilutive to stockholders and may contain restrictive covenants that could limit our ability to take certain actions.

Contractual Obligations

The Company has numerous  contractual obligations including Cognate, Synteract, Media Marketing Communications, Dr. David Filer, and others

Recent Accounting Pronouncements

Refer to Note 3 to the Consolidated Financial Statements

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Not required for smaller reporting companies

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A(T).   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive, financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our principal executive, financial and accounting officer concluded that, as of December 31, 2009, in light of the material weaknesses described below, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our chief executive officer, financial and accounting officer, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

Management's Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive, financial and accounting officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2009.  This evaluation was based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Based on management's evaluation as of December 31, 2009, our management identified the material weaknesses set forth below in our internal control over financial reporting:

(i)
The Company's process for internally reporting material information in a systematic manner to allow for timely filing of material information is ineffective, due to its inherent limitations from being a small company, and there exist material weaknesses in internal control over financial reporting that contribute to the weaknesses in our disclosure controls and procedures.  These weaknesses include the lack of:

•	appropriate segregation of duties;
•	appropriate oversight and review;
•	internal accounting technical expertise;
•	preparation, review and verification of internally developed documentation;
•	controls in place to insure that all material developments impacting the financial statements are reflected; and
•	executed agreements for significant contracts.

(ii)
Lack of a sufficient number of independent directors for our board and audit committee.  We currently only have one independent director on our board, which is comprised of three directors, and on our audit committee.  Although we are considered a controlled company, whereby a group holds more than 50% of the voting power, and as such are not required to have a majority of our board of directors be independent.  It is our intention to have an majority of independent directors in due course.

(iii)	Lack of a financial expert on our audit committee. We currently do not have an audit committee financial expert, as defined by SEC regulations on our audit committee as defined by the SEC.

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

Our company's management concluded that in light of the material weaknesses described above, our company did not maintain effective internal control over financial reporting as of December 31, 2009 based on the criteria set forth in Internal Control—Integrated Framework issued by the COSO.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting
There has been no change in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably expected to materially affect, our internal controls over financial reporting.

Inherent Limitations
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B.   Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Our directors and their ages and positions, as of April 12, 2010, are included in the table below.  Ms. Powers’ and Mr. Farmer’s biographies follows the table. Dr. Boynton’s  biography is included under “Executive Officers of Northwest Biotherapeutics, Inc.” in Part I of this report.

Name	Age	Position
Alton L. Boynton, Ph.D.	65	President, Chief Executive Officer, Secretary and Director
Linda F. Powers	54	Director, Chairperson
Robert A. Farmer	71	Director

Alton L. Boynton, Ph.D.  Dr. Boynton co-founded the Company, has served as Secretary since August 2001, has served as our Chief Scientific Officer and a director since our inception in 1998, was appointed our Chief Operating Officer in August 2001, was appointed President in May 2003 and was appointed Chief Executive Officer in June 2007. Dr. Boynton has also served as Director of the Department of Molecular Medicine of Northwest Hospital from 1995-2003 where he coordinated the establishment of a program centered on carcinogenesis. Prior to joining Northwest Hospital, Dr. Boynton was Associate Director of the Cancer Research Center of Hawaii, The University of Hawaii, where he also held the positions of Director of Molecular Oncology of the Cancer Research Center and Professor of Genetics and Molecular Biology. Dr. Boynton received his Ph.D. in Radiation Biology from the University of Iowa in 1972

Linda F. Powers.   Ms. Powers has served as the Chairperson of our Board of Directors since her appointment on May 17, 2007. Ms. Powers has served as managing director of Toucan Capital Corporation, a provider of venture capital since 2001. She has over 15 years experience in corporate finance and restructurings, mergers and acquisitions joint ventures and intellectual property licensing.  Ms. Powers is a board member of M2GEN (an affiliate of Moffitt Cancer Center), the Trudeau Institute (well known for its specialization in immunology), the Chinese Biopharmaceutical Association, the Rosalind Franklin Society, the Genetics Policy Institute, and a Task Force of the National Academy of Sciences .  She was the Chair of the Maryland Stem Cell Research Commission for the first two years of the state’s stem cell funding program, and continues to serve on the Commission. Ms. Powers has been appointed to three Governors’ commissions created to determine how to build the respective states’ biotech and other high-tech industries.  For six years, Ms. Powers taught an annual internal course at the National Institutes of Health for the bench scientists and technology transfer personnel on the development and commercialization of medical products.  Ms. Powers serves on the boards of six private biotechnology companies.  Ms. Powers holds a B.A. from Princeton University, where she graduated magna cum laude and Phi Beta Kappa. She also earned a JD, magna cum laude, from Harvard Law School.  Ms. Powers is a member of the Company’s Audit Committee, Compensation Committee and Nominations Committee.

Robert A. Farmer.  Mr. Farmer was appointed to the Board of Directors in December 2009. Mr. Farmer served as the national treasurer of four presidential campaigns, including John Kerry, Bill Clinton, Michael Dukakis and John Glenn.  In these roles he led fund raising of over $800 million. He served under Ron Brown as treasurer of the Democratic National Committee, and served for eight years as treasurer of the Democratic Governor’s Association.  President Clinton appointed Farmer as the United States Consul General to Bermuda where he served from 1994 to 1999. Mr. Farmer also had a successful career as an entrepreneur including building his own publishing company which he sold in 1983,  Mr. Farmer currently serves on the Boards of Directors of International Data Group, Dale Carnegie Associates, Sober Steering Sensors, LLC, Charlesbridge Publishing, Haute Living  Mr. Farmer is a graduate of Dartmouth College and Harvard Law School.

For information pertaining to our executive officers, refer to “Executive Officers of Northwest Biotherapeutics, Inc.” included in Part I, Item 1 of this Annual Report on Form 10-K.

Board of Directors

Our Board of Directors consists of one non-employee director, one director who is currently employed by us and one independent director. The Board has established the following committees:

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

Compensation Committee

The Compensation Committee is responsible for determining the overall compensation levels of our executive officers and administering our stock option plans. The Board has adopted a written charter for the Compensation Committee and its current members is Linda F. Powers a non-employee.

 Nominations Committee

The Nominations Committee is responsible for identifying and nominating members of the Board, recommending directors to be appointed to each committee of the Board and the chair of such committees, and overseeing the evaluation of the Board. The Board has adopted a written charter for the Nominations Committee. Linda F. Powers and Robert A. Farmer are currently members of the committee. The Nominations Committee will consider nominees recommended by stockholders pursuant to the procedures outlined in the Company’s Bylaws and as set forth herein. No Nominations Committee meetings were held during the year ended December 31, 2009.

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

Item 11.   Executive Compensation

Compensation Discussion and Analysis

Our Process

Typically, our executive compensation is comprehensively assessed and analyzed annually; however, given our limited funding since 2002, our executives have received infrequent increases in their compensation. During 2009, our executives also received equity based incentives.

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

Management has the following involvement with the executive compensation process:

•
The Chief Executive Officer recommends salaries, annual and long-term incentive targets, and plan amendments and design before recommendations are submitted to the Compensation Committee for approval; and

•
The Chief Executive Officer is involved in establishing and recommending to the Compensation Committee financial goals for the incentive programs based on management’s operational goals and strategic plans.

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

Elements of Executive Compensation

Base Salaries

Base salaries for all executive officers are reviewed annually. The Compensation Committee reviews the compensation of the President and Chief Executive Officer. The President and Chief Executive Officer reviews the compensation of the other executive officers. The Compensation Committee also consults with the President and Chief Executive Officer with respect to the compensation package for all other executive officers. In evaluating salaries, each officer’s individual performance during the prior year, as well as salary levels in the biotechnology industry for comparable positions are considered. In determining how the respective officer contributes to the Company, current corporate performance, as well as the potential for future performance gains, is considered. No specific weight is attributed to the foregoing for purposes of determining base salaries.

Equity-Based Incentives

We provide our executive officers with long-term incentives through our 1998 Plan, 1999 Plan, 2001 Plan, Employee Plan and beginning in 2007, our 2007 Stock Option Plan (each, as defined under “— Equity Plans” below), all described in more detail below. On June 22, 2007, we amended the 1998 Plan, 1999 Plan, 2001 Plan and Employee Plan such that no further stock option grants may be made under any of such plans. The primary objective of these plans is to provide an incentive for employees, including our executive officers, to make decisions and take actions that maximize long-term stockholder value. The plans are designed to promote this long-term focus by using discretionary grants and long-term vesting periods. Subject to the terms of the plans, the Compensation Committee determines the terms and conditions of options granted under the plans, including the exercise price, which is based on fair value of our stock on the date of grant. For various motivation and retention considerations, option awards granted subsequent to our initial public offering in December 2001 generally vest over four years. The Compensation Committee believes that stock options provide an incentive for employees, allowing us to attract and retain high quality management and staff.  No stock options were issued to our executives in 2008.  Stock options were issued to two employees in 2009.

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

Perquisites

Historically, we have offered only a very limited number of perquisites to our executives as an incremental benefit to recognize their position within the Company. No perquisites of any kind were offered to executives in 2009.

Compensation of the President and Chief Executive Officer

In assembling the compensation package for our President and Chief Executive Officer, the Compensation Committee considers our annual and long-term performance, the performance of the President and Chief Executive Officer, and our cash resources and needs. Although the Committee’s overall goal is to set the President and Chief Executive Officer’s salary at the median level for competitors that are similar in industry size and performance, the actual level approved by the Committee may be higher or lower based upon the Committee’s subjective evaluation of the foregoing. Consistent with the foregoing, the Compensation Committee set the base salary for the President and Chief Executive Officer at $331,250 for fiscal 2009. The President and Chief Executive Officer did not receive an increase in salary or a bonus for 2009. In connection with our initial public offering on AIM, in December 2007, the Board of Directors granted the President and Chief Executive Officer an option to purchase shares of our common stock.

 On September 28, 2009 the Company entered into a retention agreement, with our president and Chief Executive Officer Dr. Alton Boynton.  Under this agreement, Dr. Boynton received a convertible note in the amounts of $75,000.  The note is convertible at the discretion of Dr. Boynton during the term of the note which expires on September 29, 2011.  The note for Dr. Boynton requires that he continues his employment at the Company as either the Chief Executive Officer or the Chief Scientific Officer, until at least September 30, 2010.  Pursuant to the retention agreement, Drs. Boynton must elect, on or before November 1, 2009, one of three alternative structures for his convertible note:  (a) payment in cash;  (b) payment in common stock of the Company at the same price per share as the Private Lender Notes issued in August and September 2009  ($0.20 per share), with the taxes being paid by the recipient and the amount of the common stock being equal to the full gross amount of the retention bonus, or (c) payment in common stock of the Company at $0.20 per share with the taxes being paid by the Company and the amount of the common stock being equal to the net after-tax amount of the retention bonus.  Also pursuant to the retention agreements, the Company has agreed with Dr. Boynton that he may elect to receive common stock in lieu of salary for up to a maximum of six (6) pay periods during 2009, at the same price per share as the New Funding being received by the Company ($0.20 per share). On October 31, 2009 Dr. Boynton elected to structure his convertible note to be paid in common stock of the Company at the same price per share as the Private Lender Notes issued in August and September 2009 ($0.20 per share), with the taxes being paid by the recipient and the amount of the common stock being equal to the full gross amount of the retention bonus. In December 2009 Dr. Boynton also elected to receive common stock in lieu of salary for four pay periods.

On August 21, 2009 Dr. Boynton was granted an option to purchase 1,430,486 shares of the Company’s stock of which 1,132,464 shares vested immediately with the balance vesting in five equal monthly installments between August 31 and December 31, 2009.

Summary Compensation Table

The following table sets forth certain information concerning compensation paid or accrued to our named executive officers (the “Named Executive Officers”) during the years ended December 31, 2009, 2008 and 2007

Name and Principal Position	Year	Salary		Bonus	Option Awards(1)	All Other Compensation(2)	Total

Alton L. Boynton, Ph.D. (3)	2009	$538,281	(4)	75,000	$768,065	$—	$1,426,346
President, Chief Executive	2008	$331,250		—	$—	$504	$331,754
Officer, Chief Scientific Officer and Secretary	2007	$331,250		—	$2,011,680	$1,828	$2,344,758

Anthony P. Deasey (5)	2009	$—		—	$—	$—	$—
Senior Vice President and Chief Financial Officer	2008	$215,331		—	$—	$378	$215,709
	2007	$63,462		—	$115,268	$—	$178,730

Jim Johnston(6)	2009	$—		—	$—	$—	$—
Chief Financial Officer and	2008	$—		—	$—	$—	$—
General Counsel	2007	$96,718		—	$—	$—	$96,718

Marnix L. Bosch, Ph.D., M.B.A.	2009	$283,750		50,000	$731,892	$—	$1,065,642
Chief Technical Officer	2008	$250,000		—	$—	$672	$250,672
	2007	$224,980		—	$471,661	$482	$697,123

(1)
Represents the amount recognized for financial statement reporting purposes for 2009, 2008 and 2007 in respect of outstanding option awards at fair value, excluding any impact of assumed forfeiture rates. The assumptions made in valuing option awards reported in this column are discussed in Note 3, Stock-Based Compensation to our consolidated financial statements for the years ended December 31, 2009, 2008, included elsewhere in this Annual Report on Form 10-K.

(2)
All Other Compensation for the years ended December 31, 2009, 2008 and 2007 consisted of Company-paid premiums on term life insurance coverage up to 1.5 times the employee’s annual salary and earned but unpaid accrued vacation payments.

(3)	Dr. Boynton was appointed as our Chief Executive Officer in June 2007. Dr. Boynton served as our Chief Operating Officer and our principal executive officer during 2006.

(4)
In conjunction with a retention agreement between Dr. Boynton and the Company dated September 28, 2009 Dr. Boynton elected to have six weeks of salary paid in shares of the Company’s common stock.  The salary payment was converted into stock at a price of $0.20 per share.  The shares issued to Dr. Boynton had a market value at the issue date of  $262,239.

(5)	Effective October 1, 2007, Anthony P. Deasey was named as our Chief Financial Officer. Mr. Deasey resigned from this position effective August 12, 2008.

(6)	Effective March 1, 2007, Jim Johnston was named as our Chief Financial Officer and General Counsel. Mr. Johnston resigned from these positions effective August 28, 2007.

Given our financial status, there are no regularly scheduled increases in compensation.

Grants of Plan-Based Awards in 2009

The following table provides information about equity awards granted to the Named Executive Officers during the year ended December 31, 2009. We did not grant any stock options, stock appreciation rights or restricted stock to Named Executive Officers during the fiscal year ended December 31, 2008.

Name	Grant Date	All other Option Awards: Number of Securities Underlying Options		Exercise or Base Price of Option Awards	Grant Date Closing Price of Common Stock	Grant Date Value of Option Awards
Dr. Alton L. Boynton	08/21/09	1,430,486	(1)	$0.55	$0.55	786,055
Dr. Marnix Bosch	06/23/09	850,000	(2)	$0.70	$0.70	594,516
Dr. Marnix Bosch	08/21/09	250,000	(3)	$0.55	$0.55	137,376

(1)
This option was granted under the 2007 Stock Option Plan.  This option grant vested over the balance of 2009 with 1,132,464 vesting on the grant date and the remainder vesting in equal installments on August 31, September 30, October 31, November 30 and December 31, 2009.

(2)	This option was granted under the 2007 Stock Option Plan. This option vests on the following schedule;

Vesting Event	# of Shares
June 23, 2009	125,000
May 31, 2010	125,000
May 31, 2011	100,000
May 31, 2012	99,996
May 31, 2013	99,996
Swiss Approval	100,000
Full Enrollment in Phase II Glioblastoma Multiforme Clinical Study	100,000
FDA Approval of NDA	100,000

(3)	This option was granted under the 2007 Stock Option Plan. This option grant vested over the balance of 2009 with 125,000 vesting on the grant date and the remainder vesting on December 31, 2009.

Outstanding Equity Awards at Fiscal Year-End

The following table shows outstanding stock option awards classified as exercisable and un-exercisable as of December 31, 2009.

	Option Awards					Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Un-exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares Units or Other rights that Have Not Vested
Alton L. Boynton	5,286	(1)		18.75	04/18/11	0	0	0	0
President and Chief	6,666	(1)		1.35	02/18/13
Executive Officer	125,142	(2)	750,852	0.60	12/31/11
	1,430,486	(3)		0.55	08/20/19
Jim Johnston	1,667	(4)	0	3.15	3/18/15	0	0	0	0
Chief Financial
Officer and General
Counsel
Marnix L. Bosch	1,000	(5)		12.75	5/16/10	0	0	0	0
Chief Technical	333	(5)		18.75	11/14/10
Officer	333	(5)		18.75	09/20//11
	833	(5)		75.00	01/10/12
	3,194	(5)	139	1.35	2/18/13
	4,000	(5)	1,333	1.80	12/01/13
	196,713	(6)	334,818	0.60	12/31/11
	197,919	(7)	652,081	0.70	06/23/19
	250,000	(8)		0.55	08/20/19

(1)
These options were granted under the 1999 Plan, the 2001 Plan and under Dr. Boynton’s previous employment agreement. Each of these option grants vests over a four year period. One-fourth of each option grant vests on the first anniversary of the grant date and the remaining three-fourths of each grant vests in equal monthly installments over the remaining three year vesting period.

(2)
This option was granted under the 2007 Stock Option Plan. This option grant vests over a three and one-half year period. Approximately 29% the option grant was vested immediately upon grant with respect to prior service performed. Approximately 17% vests on the first anniversary of the AIM offering (June 22, 2008) and the remaining portion vests in equal monthly installments over the remaining three year vesting period. These options were granted in recognition of past service to the Company and have an exercise price of $0.60 per share, which is equal to the conversion price of warrants issued to Toucan Partners under the Conversion Agreement. In accordance with Dr. Boynton’s option agreement as options to 1,430,846 and 500,568 shares had not been exercised as of December 31, 2008 and 2009 respectively such options were forfeited.

(3)
This option was granted under the 2007 Stock Option Plan.  This option grant vested over the balance of 2009 with 1,132,464 vesting on the grant date and the remainder vesting in equal installments on August 31, September 30, October 31, November 30 and December 31, 2009.

(4)	These options were granted prior to Mr. Johnston’s employment with us and are fully vested.

(5)
These options were granted under the 1999 Plan and the 2001 Plan. Each of these option grants vests over a four year period. One-fourth of each option grant vests on the first anniversary of the grant date and the remaining three-fourths of each grant vests in equal monthly installments over the remaining three year vesting period.

(6)
This option was granted under the 2007 Stock Option Plan. This option grant vests over a three and one-half year period. Approximately 19% of the option grant was vested immediately upon grant with respect to prior service performed. Approximately 21% vests on the first anniversary of the AIM offering (June 22, 2008) and the remaining portion vests in equal monthly installments over the remaining three year vesting period. These options were granted in recognition of past service to the Company and have an exercise price of $0.60 per share, which is equal to the conversion price of warrants issued to Toucan Partners under the Conversion Agreement. In accordance with Dr. Bosch’s option agreement as options to purchase 250,000 and 300,000 shares had not been exercised as of December 31, 2008 and 2009 respectively such options were forfeited.

(7)	This option was granted under the 2007 Stock Option Plan. This option vests on the following schedule;

Vesting Event	# of Shares
June 23, 2009	125,000
May 31, 2010	125,000
May 31, 2011	100,000
May 31, 2012	99,996
May 31, 2013	99,996
Swiss Approval	100,000
Full Enrollment in Phase II Glioblastoma Multiforme Clinical Study	100,000
FDA Approval of NDA	100,000

(8)	This option was granted under the 2007 Stock Option Plan. This option grant vested over the balance of 2009 with 125,000 vesting on the grant date and the remainder vesting on December 31, 2009.

Option Exercises and Stock Vested

No options were exercised by and no stock awards vested for the Named Executive Officers during 2008.

Pension Plans, Deferred Compensation and Severance Agreements

We do not currently offer any such plans or compensation or have any such agreements in place.

Director Compensation

The following table sets forth certain information concerning compensation paid or accrued to our non-executive directors during the year ended December 31, 2009.

Name	Year	Fees Earned or Paid in Cash		All Other Compensation(1)	Total
Linda F. Powers	2009	$150,000	(1)	$—	$150,000
Robert A. Farmer	2009	$—		$—	$—

(1) includes directors fees for half of 2008 (previously unpaid) as well as full year 2009.

Only non-employee directors receive director fees. Effective June 22, 2007, we are required to pay Linda F. Powers, as Chairperson and a non-executive member of the Board of Directors, approximately $100,000 per annum for her services. Also effective December 10, 2009 we were required to issue Robert A. Farmer, for his services as a non-executive member of the Board of Directors, 50,000 shares of the company’s common stock per annum.

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

Our employees, directors and consultants previously participated in the 1998 Stock Option Plan and the 1999 Executive Stock Option Plan.  The 1998 Stock Option Plan and the 1999 Executive Stock Option Plan were terminated during 2008 and 2009 and no further grants may be made under the plans.

Existing stock option plans are as follows:

(a) 2001 Stock Option Plan

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

As of December 31, 2009, net of forfeitures, a total of 162,603 shares remain available under this plan; however, effective June 22, 2007, the Company amended the 2001 Stock Option Plan, such that no further option grants may be made under the plan.

(b) 2001 Non-employee Director Stock Incentive Plan

Under the 2001 Non-employee Director Stock Incentive Plan (the “2001 Director Plan”), 13,333 shares of the Company’s common stock have been reserved for grant of stock options to non-employee directors of the Company.  As of December 31, 2009, net of forfeitures, a total of 10,500 shares remain available under this plan; however, no further grants may be made under this plan.

(c) 2007 Stock Option Plan

The 2007 Stock Option Plan became effective on June 15, 2007 (the “2007 Stock Option Plan”).  In April 2008, the Company increased the number of shares reserved for issuance under the 2007 Stock Option Plan by 519,132 shares of its common stock for an aggregate of 6,000,000 shares of its common stock, par value $0.001 per share, reserved for issue of options granted under the plan.  The plan provides for the grant to employees of the Company, its parents and subsidiaries, including officers and employee directors, of “incentive stock options,” as defined, and for the grant of non-statutory stock options to the employees, officers, directors, including non-employee directors, and consultants of the Company, its parents and subsidiaries.  As of December 31, 2009, net of forfeitures, a total of 849,454 shares remain available for issuance under this plan.

Employee Stock Purchase Plan

Our Employee Stock Purchase Plan (the “Employees’ Plan”) was adopted by our Board of Directors and approved by our stockholders in June 2001. A total of 33,333 shares of common stock have been reserved for issuance under this plan and, as of December 31, 2009, 958 shares have been issued under this plan.

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

The applicable percentages of ownership are based on an aggregate of 62,365,460 shares of common stock issued and outstanding on April 9, 2010. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed shares of common stock subject to options, warrants, convertible preferred stock or convertible notes held by that person that are currently exercisable or exercisable within 60 days of April 9, 2010.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and the entities named in the table have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Except as otherwise noted, the address of the individuals in the following table below is c/o Northwest Biotherapeutics, Inc., 4800 Montgomery Lane, Suite 800,  Bethesda, MD 20814.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage(1)
Officers and Directors
Alton L. Boynton, Ph.D.(2)	3,714,468	5.9
Marnix L. Bosch, Ph.D., M.B.A.(3)	1,396,282	2.3
Linda F. Powers(4)	65,279,856	69.7
Robert A. Farmer	602,667	1.0
All executive officers and directors as a group (5 persons)(5)	70,392,273	73.2
5% Security Holders
Toucan Capital Fund II, L.P.(6)	41,334,675	49.6
7600 Wisconsin Avenue, Suite 700, Bethesda, MD 20814
Toucan Partners, LLC(7)	20,622,571	28.8
7600 Wisconsin Avenue, Suite 700, Bethesda, MD 20814
Al Rajhi Holdings	10,835,111	17.2
Rue Maurice 3 1204 Geneve Switzerland
IS Partners Investment Solutions

(1)	Percentage represents beneficial ownership percentage of common stock calculated in accordance with SEC rules and does not equate to voting percentages.

(2)	Includes 1,776,150 shares of common stock issuable upon exercise of options that are exercisable within 60 days of April 9, 2010.

(3)	Includes 726,492 shares of common stock issuable upon exercise of options that are exercisable within 60 days of April 9, 2010.

(4)
Includes (i) 19,299,486 shares of common stock held by Toucan Capital; (ii) 22,035,089 shares of common stock currently issuable upon exercise of warrants that are exercisable within 60 days of April 9, 2010 held by Toucan Capital; (iii) 10,301,334 shares of common stock held by Toucan Partners and (iv) 10,321,257 shares of common stock currently issuable upon exercise of warrants that are exercisable within 60 days of April 9, 2010 held by Toucan Partners. Ms. Powers is a managing member of Toucan Management, LLC, which is the manager of Toucan Capital, and is a managing member of Toucan Partners.

(5)
Includes 2,502,642 shares issuable to officers and directors upon exercise of options that are exercisable within 60 days of April 9, 2010. Excludes 32,356,346 shares of common stock as to which Ms. Powers disclaims beneficial ownership. See Note 4 above.

(6)	Includes 22,035,089 shares of common stock currently issuable upon exercise of warrants that are exercisable within 60 days of April 9, 2010 held by Toucan Capital.

(7)	Includes 10,321,257 shares of common stock currently issuable upon exercise of warrants that are exercisable within 60 days of April 9, 2010 held by Toucan Partners.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Toucan Capital and Toucan Partners

Toucan Capital Fund II, L.P. (“Toucan Capital”) loaned the Company $6.75 million during 2004 and 2005.  The Board’s Chairperson is the managing director of Toucan Capital. In April 2006, the $6.75 million of notes payable plus all accrued interest were converted into shares of Series A-1 cumulative convertible Preferred Stock (the “Series A-1 Preferred Stock”). In connection with these loans the Company issued Toucan Capital a warrant to purchase 8,166,667 shares of Series A-1 Preferred Stock.  The warrants to purchase Series A-1 Preferred Stock were later converted into warrants to purchase 17,256,888 shares of common stock in connection with the Conversion Agreement, described below.

On January 26, 2005, Toucan Capital purchased 32.5 million shares of Series A cumulative convertible preferred stock (the “Series A Preferred Stock”) at $0.04 per share, for a total of $1.276 million. In connection with the securities purchase agreement, the Company issued Toucan Capital a warrant to purchase 2,166,667 million shares of Series A Preferred Stock.  The warrants to purchase Series A Preferred Stock were later converted into warrants to purchase 4,778,201 shares of common stock in connection with the Conversion Agreement, described below.

From November 14, 2005 through May 25, 2007, Toucan Partners, LLC (“Toucan Partners”) loaned the Company $4.825 million under various promissory note agreements.  The Board’s Chairperson is the managing member of Toucan Partners.  The promissory note agreements were amended and restated into the 2007 Convertible Notes.  The 2007 Convertible Notes also included warrants to purchase shares of Series A-1 Preferred Stock ("2007 Warrants").  The Company repaid $5.3 million of principal and accrued interest due to Toucan Partners during 2007.  The warrants to purchase Series A-1 Preferred Stock were later converted into warrants to purchase 8,832,541 shares of common stock in connection with the Conversion Agreement, described below.

Under the June 22, 2007 Conversion Agreement, Toucan Capital and Toucan Partners agreed to eliminate a number of rights, preferences and protections associated with the Series A Preferred Stock and the Series A-1 Preferred Stock and Toucan Capital received 4,287,851 shares of common stock and Toucan Partners received 2,572,710 shares of common stock.  Also, Toucan Capital converted its preferred shares into 15,011,635 shares of common stock. Additionally under the conversion agreement the Company exchanged the warrants to purchase Series A-1 Preferred Stock and Series A Preferred Stock (discussed above) for warrants to purchase common stock. As a result of the conversion Toucan Capital received warrants to purchase 14,150,732 shares of Common Stock at an exercise price of $0.60 per share and warrants to purchase 7,884,357 shares of Common Stock at an exercise price of $0.15 per share and Toucan Partners received warrants to purchase 8,832,541 shares of Common Stock at an exercise price of $0.60 per share.

Toucan Partners loaned the Company $1.0 million on August 19, 2008 under the terms of an unsecured promissory note (the “Toucan Partners August Loan”) with a principal amount of $1,060,000 (reflecting an original issue discount of $60,000).  On September 28, 2009, the note principal and accrued interest (including a default penalty of 0.25% per month) amounting to $1,156,718 was converted to 5,783,589 shares of common stock at a conversion rate of $0.20.  In connection with the conversion, the Company issued Toucan Partners a warrant to purchase 690,000 shares of common stock at an exercise price of $0.20 per share.

Toucan Partners loaned the Company $500,000 on December 22, 2008 under the terms of an unsecured 12% promissory note (the “Toucan Partners December Loan”).  In connection with the promissory note, the Company issued to Toucan Partners a warrant to purchase 132,500 shares of common stock at an exercise price of $0.40 per share and a term of 5 years.  On September 28, 2009, the note principal and accrued interest (including a default penalty of 0.25% per month) amounting to $552,738 was converted to 2,763,691 shares of common stock at a conversion rate of $0.20.  As consideration for the extension of the maturity date, the Company issued Toucan Partners a warrant to purchase 513,841 shares of common stock at an exercise price of $0.40 per share.  In connection with the conversion, the Company issued Toucan Partners a warrant to purchase 152,375 shares of common stock at an exercise price of $0.20 per share.

Toucan Partners and the Company's Chairperson also received a total of  2,504,034 shares of common stock as compensation for services rendered during September 2009.

Toucan Partners loaned the Company a total of $1,300,000 on June 30, 2009, July 2, 2009 and July 17, 2009 under unsecured 6% convertible promissory notes due June 29, 2009, July 1, 2011 and July 16, 2011.  The conversion feature of the notes allows Toucan Partners to receive shares of common stock only, and not cash or other consideration, at a conversion price of $0.20.

As a result of the financings described above, as of December 31, 2009 Toucan Capital held:

•	an aggregate of 19,299,486 shares of Common Stock;

•	warrants to purchase 14,150,732 shares of Common Stock at an exercise price of $0.60 per share; and

•	warrants to purchase 7,884,357 shares of Common Stock at an exercise price of $0.15 per share.

As a result of the financings described above, as of December 31, 2009, Toucan Partners and its managing member Ms. Linda Powers held:

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

As of December 31, 2009, Toucan Capital, including the holdings of Toucan Partners, held 32,923,510 shares of common stock, representing approximately 55.8% of the common stock outstanding.  Further, as of December 31, 2009, Toucan Capital, including the holdings of Toucan Partners, beneficially owned (including unexercised warrants) 65,279,856 shares of common stock, representing a beneficial ownership interest of approximately 69.9%.

On March 21, 2008, the Company executed a Sublease Agreement (the “Sublease Agreement”) with Toucan Capital Corporation for the space the Company uses as its headquarters at 7600 Wisconsin Avenue, Suite 750, Bethesda, Maryland. The Sublease Agreement is effective as of July 1, 2007 and expires on October 31, 2016, unless sooner terminated according to its terms. Previously, the Company had been occupying its Bethesda headquarters under an oral arrangement with Toucan Capital Corporation, whereby the Company was required to pay base rent of $32,949.10 per month through December 31, 2007. Under the Sublease Agreement, the Company was required to pay base rent of $34,000 per month during the year 2008, which monthly amount was to increase by $1,000 on an annual basis, to a maximum of $42,000 per month during 2016, the last year of the lease term. In addition to monthly base rent, the Company was and remains obligated to pay operating expenses allocable to the subleased premises under Toucan Capital Corporation’s master lease.  Effective November 30, 2009, the Sublease was terminated in connection with termination and buyout of the overall lease of this space.  (The overall lease and the Company’s Sublease had 7 years left to run at that time).  The termination and buyout did not require any lump sum exit payment.  Instead, it requires a partial payout over several years.  The obligation for the Company will be less than $5,000 per month during 2010 and 2011.

Cognate

On July 30, 2004, the Company entered into a service agreement with Cognate Therapeutics, Inc. (now known as Cognate BioServices, Inc., or Cognate), a contract manufacturing and services organization in which Toucan Capital has a majority interest. In addition, two of the principals of Toucan Capital are members of Cognate’s board of directors and, on May 17, 2007, the managing director of Toucan Capital was appointed to serve as a director of the Company and to serve as the non-executive Chairperson of the Company’s Board of Directors. Under the service agreement, the Company agreed to utilize Cognate’s services for an initial two-year period, related primarily to manufacturing DCVax® product candidates, regulatory advice, research and development preclinical activities and managing clinical trials. The agreement expired on July 30, 2006; however, the Company continued to utilize Cognate’s services under the same terms as set forth in the expired agreement. On May 17, 2007, the Company entered into a new service agreement with Cognate pursuant to which Cognate will provide certain consulting and, when needed, manufacturing services to the Company for its DCVax® -Brain Phase II clinical trial. Under the terms of the new contract, the Company paid a non-refundable contract initiation fee of $250,000 and committed to pay budgeted monthly service fees of $400,000, subject to quarterly true-ups, and monthly facility fees of $150,000. Under the terms of the contract unless the contract is terminated earlier the contract will expire at the earlier of (i) the submission of an FDA biological license application/new drug application on the Company’s brain cancer clinical trial or (ii) July 1, 2010. The Company may terminate this agreement with 180 days notice and payment of all reasonable wind-up costs and Cognate may terminate the contract in the event that the brain cancer clinical trial fails to complete enrollment by July 1, 2009. However, if such termination by the Company occurs at any time prior to the earlier of the submission of an FDA biological license application/new drug application on the Company’s brain cancer clinical trial or July 1, 2010 or, such termination by Cognate results from failure of the brain cancer clinical trial to complete patient enrollment by July 1, 2009, the Company is obligated to make an additional termination fee payment to Cognate equal to $2 million.  Although the Company failed to complete enrollment the brain cancer clinical trial by July 1, 2009 Cognate has elected not to terminate the agreement and as such the $2 million termination penalty had not been triggered as of December 31, 2009.  Since July 1, 2009 with the mutual agreement of Cognate and the Company the agreement has continued on a month to month basis on the same terms as included in the original agreement.

Cognate has moved its operations from Sunnyvale Califormia to Memphis Tennessee where it has purchased an existing  cGMP (clean room manufacturing under current Good Manufacturing Practices) facility that is fully functional.  The capacity in Memphis is approximately 600 patients per year, which we believe will be sufficient for our Phase II clinical trial for DCVax® -Brain. We have a plan with Cognate to accommodate an increase in production capacity based on demand and have detailed plans and cost analysis for additional  modular expansions which should increase the capacity of the current facilities from approximately 600 patients to over 9,000 patients per year. We believe that Cognate’s current facilities are sufficient to cover additional agreements for our initial commercialization efforts in Switzerland, and potentially in the United States and/or Europe, as well as to meet demands of clinical trial activity once commenced.

During 2009, the Company and Cognate BioServices ("Cognate") agreed that most of the accounts payable owed by the Company to Cognate, will be converted into shares of common stock instead of paid in cash.  The conversion price will be no less favorable than the conversion price applied to any other creditor of the Company.  The impact of the conversion will result in a reduction of liabilities for the amount converted.  In addition, the Company will recognize the value of common stock issued in excess of the amount of accounts payable converted, if any, as a charge to operations when the conversion takes place.  Finalization of these arrangements is in process.

Also during 2009, the Company agreed with Toucan Capital, Toucan Partners and Linda Powers that a portion of the accrued expenses owed by the Company to these parties for certain expense reimbursements will be converted into shares of common stock instead of paid in cash.  Toucan Capital, Toucan Partners and Linda Powers have paid certain expenses on behalf of the Company.  The parties agreed that these accrued expenses will be converted into common stock (at a conversion rate of $0.20 per share).  The parties are in the process of determining the amounts of unbilled accrued expenses.  The impact of the conversion will result in a reduction of liabilities for the amount converted.  In addition, the Company will recognize the value of common stock issued in excess of the amount of the accrued expenses converted, if any, as a charge to operations when the conversion takes place.  Finalization of these arrangements is in process.

During the years ending December 31, 2008 and 2009, respectively, we recognized approximately $7.8 million and $7.3 million of research and development costs related to this service agreement. As of December 31, 2008 and 2009, the Company owed Cognate approximately $1.1 million and $5.9 million, respectively.

Director Independence

We have one independent director on our Board of Directors and will insure that all transactions are on terms at least as favorable to the Company as we would negotiate with unrelated third parties

Item 14.   Principal Accountant Fees and Services

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2009 and 2008 by Peterson Sullivan, our principal independent registered public accounting firm.

Fiscal Year Ended December 31:	2009	2008
Audit Fees	$123,244	$152,979
Tax Fees	4,701	5,930
Total	$127,945	$158,909

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

Item 15.   Exhibits, Financial Statement Schedules

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

(3) Exhibits

See Exhibit Index on page 102.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Northwest Biotherapeutics, Inc.
Bethesda, Maryland

We have audited the accompanying consolidated balance sheets of Northwest Biotherapeutics, Inc. and Subsidiary (a development stage company) ("the Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and for the period from March 18, 1996 (date of inception) to December 31, 2009.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northwest Biotherapeutics, Inc. and Subsidiary (a development stage company) as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, and for the period from March 18, 1996 (date of inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States.

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

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
April 15, 2010

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2009
	(In thousands)
ASSETS
Current assets:
Cash	$16	$65
Accounts receivable	1	—
Prepaid expenses and other current assets	1,057	36
Total current assets	1,074	101
Property and equipment:
Laboratory equipment	29	29
Office furniture and other equipment	82	82
Construction in progress	387	—
	498	111
Less accumulated depreciation and amortization	(104)	(111)
Property and equipment, net	394	—
Deposit and other non-current assets	12	2
Total assets	$1,480	$103
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,420	$3,249
Accounts payable, related party	656	6,328
Accrued expenses	1,298	1,874
Accrued expense, related party	905	1,329
Notes payable, net of warrant related discount	2,047	2,650
Note payable to related parties, net of warrant related discount	5,454	4,000
Total current liabilities	13,780	19,430
Long term liabilities
Convertible notes payable, net of discount	—	1,061
Convertible notes payable to related party, net of discount	—	298
Total long term liabilities	—	1,359
Total liabilities	13,780	20,789
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized and none issued and outstanding
Common stock, $0.001 par value; 100,000,000 and 150,000,000 shares authorized at December 31, 2008 and 2009, and 42,492,853 and 58,877,087 shares issued and outstanding at December 31, 2008 and 2009, respectively	42	58
Additional paid-in capital	152,308	169,202
Deficit accumulated during the development stage	(164,626)	(189,897)
Cumulative translation adjustment	(24)	(49)
Total stockholders’ equity (deficit)	(12,300)	(20,686)
Total liabilities and stockholders’ equity (deficit)	$1,480	$103

See accompanying notes to the consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,		Period from March 18, 1996 (Inception) to December 31,
	2008	2009	2009
	(In thousands, except per share data)
Revenues:
Research materials sales	$10	$10	$560
Contract research and development from related parties	—	—	1,128
Research grants and other	—	—	1,061
Total revenues	10	10	2,749
Operating costs and expenses:
Cost of research material sales	—	—	382
Research and development	12,703	9,588	66,913
General and administrative	8,906	5,799	54,843
Depreciation and amortization	22	7	2,351
Loss on facility sublease	—	—	895
Asset impairment loss and other loss	—	389	2,445
Total operating costs and expenses	21,631	15,783	127,829
Loss from operations	(21,621)	(15,773)	(125,080)
Other income (expense):
Warrant valuation	—	—	6,759
Loan conversion inducement	—	(5,617)	(5,617)
Gain on sale of intellectual property and property and equipment	8	—	3,664
Interest expense	(821)	(3,881)	(26,032)
Interest income and other	103	—	1,218
Net loss	(22,331)	(25,271)	(145,088)
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	—	—	(12,349)
Modification of Series A preferred stock warrants	—	—	(2,306)
Modification of Series A-1 preferred stock warrants	—	—	(16,393)
Series A preferred stock dividends	—	—	(334)
Series A-1 preferred stock dividends	—	—	(917)
Warrants issued on Series A and Series A-1 preferred stock dividends	—	—	(4,664)
Accretion of Series A preferred stock mandatory redemption obligation	—	—	(1,872)
Series A preferred stock redemption fee	—	—	(1,700)
Beneficial conversion feature of Series D preferred stock	—	—	(4,274)
Net loss applicable to common stockholders	$(22,331)	$(25,271)	$(189,897)
Net loss per share applicable to common stockholders — basic and diluted	$(0.53)	$(0.53)
Weighted average shares used in computing basic and diluted loss per Share	42,425	47,961

See accompanying notes to the consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

											Deficit
											Accumulated
			Preferred Stock			Preferred Stock			Additional		During the	Cumulative	Total
	Common Stock		Series A		Series A-1				Paid-In	Deferred	Development	Translation	Stockholders’
	Shares	Amount	Shares		Amount	Shares		Amount	Capital	Compensation	Stage	Adjustment	Equity (Deficit)
	(In thousands)
Balances at March 18, 1996	—	$—	—		$—	—		$—	$—	$—	$—	$—	$—
Accretion of membership units mandatory redemption obligation	—	—	—		—	—		—	—	—	(106)	—	(106)
Net loss	—	—	—		—			—	—	—	(1,233)	—	(1,233)
Balances at December 31, 1996	—	—	—		—	—		—	—	—	(1,339)	—	(1,339)
Accretion of membership units mandatory redemption obligation	—	—	—		—	—		—	—	—	(275)	—	(275)
Net loss	—	—	—		—	—		—	—	—	(2,560)	—	(2,560)
Balances at December 31, 1997	—	—	—		—	—		—	—	—	(4,174)	—	(4,174)
Conversion of membership units to common stock	2,203	2	—		—	—		—	—	—	(2)	—	—
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—		—	—		—	—	—	(329)	—	(329)
Net loss	—	—	—		—	—		—	—	—	(4,719)	—	(4,719)
Balances at December 31, 1998	2,203	2	—		—	—		—	—	—	(9,224)	—	(9,222)
Issuance of Series C preferred stock warrants for services related to sale of Series C preferred shares	—	—	—		—	—		—	394	—	—	—	394
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—		—	—		—	—	—	(354)	—	(354)
Net loss	—	—	—		—	—		—	—	—	(5,609)	—	(5,609)
Balances at December 31, 1999	2,203	2	—		—	—		—	394	—	(15,187)	—	(14,791)
Issuance of Series C preferred stock warrants in connection with lease agreement	—	—	—		—	—		—	43	—	—	—	43
Exercise of stock options for cash	2	—	—		—	—		—	1	—	—	—	1
Issuance of common stock at $0.85 per share for license rights	5	—	—		—	—		—	4	—	—	—	4
Issuance of Series D preferred stock warrants in convertible promissory note offering	—	—	—		—	—		—	4,039	—	—	—	4,039
Beneficial conversion feature of convertible promissory notes	—	—	—		—	—		—	1,026	—	—	—	1,026
Issuance of Series D preferred stock warrants for services related to sale of Series D preferred shares	—	—	—		—	—		—	368	—	—	—	368
Issuance of common stock warrants in conjunction with issuance of promissory note	—	—	—		—	—		—	3	—	—	—	3
Cancellation of common stock	(275)	—	—		—	—		—	—	—	—	—	—
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—		—	—		—	—	—	(430)	—	(430)
Net loss	—	—	—		—			—	—	—	(12,779)	—	(12,779)
Balances at December 31, 2000	1,935	2	—		—	—		—	5,878	—	(28,396)	—	(22,516)
Issuance of Series D preferred stock warrants in conjunction with refinancing of note payable to stockholder	—	—	—		—	—		—	225	—	—	—	225
Beneficial conversion feature of convertible promissory note	—	—	—		—	—		—	456	—	—	—	456
Beneficial conversion feature of Series D preferred stock	—	—	—		—	—		—	4,274	—	(4,274)	—	—
Issuance of Series D preferred stock warrants for services related to the sale of Series D preferred shares	—	—	—		—	—		—	2,287	—	—	—	2,287
Exercises of stock options and warrants for cash	1,158	1	—		—	—		—	407	—	—	—	408
Issuance of common stock in initial public offering for cash, net of offering costs of $2,845	4,000	4	—		—	—		—	17,151	—	—	—	17,155
Conversion of preferred stock into common stock	9,776	10	—		—	—		—	31,569	—	—	—	31,579
Series A preferred stock redemption fee	—	—	—		—	—		—	—	—	(1,700)	—	(1,700)
Issuance of stock options to nonemployees for services	—	—	—		—	—		—	45	—	—	—	45
Deferred compensation related to employee stock options	—	—	—		—	—		—	1,330	(1,330)	—	—	—
Amortization of deferred compensation	—	—	—		—	—		—	—	314	—	—	314
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—		—	—		—	—	—	(379)	—	(379)
Net loss	—	—	—		—	—		—	—	—	(10,940)	—	(10,940)
Balances at December 31, 2001	16,869	17	—		—	—		—	63,622	(1,016)	(45,689)	—	16,934
Issuance of unregistered common stock	1,000	1	—		—	—		—	199	—	—	—	200
Issuance of common stock, Employee Stock Purchase Plan	9	—	—		—	—		—	6	—	—	—	6
Issuance of common stock warrants to Medarex	—	—	—		—	—		—	80	—	—	—	80
Issuance of restricted stock to nonemployees	8	—	—		—	—		—	34	—	—	—	34
Issuance of stock options to nonemployees for service	—	—	—		—	—		—	57	—	—	—	57
Issuance of stock options to employees	—	—	—		—	—		—	22	(22)	—	—	—
Cancellation of employee stock options	—	—	—		—	—		—	(301)	301	—	—	—
Exercise of stock options and warrants for cash	32	—	—		—	—		—	18	—	—	—	18
Deferred compensation related to employee restricted stock option	99	—	—		—	—		—	449	(449)	—	—	—
Cancellation of employee restricted stock grants	(87)	—	—		—	—		—	(392)	392	—	—	—
Amortization of deferred compensation, net	—	—	—		—	—		—	—	350	—	—	350
Net loss	—	—	—		—	—		—	—	—	(12,804)	—	(12,804)
Balances at December 31, 2002	17,930	18	—		—	—		—	63,794	(444)	(58,493)	—	4,875
Issuance of unregistered common stock to Medarex	1,000	1	—		—	—		—	199	—	—	—	200
Issuance of unregistered common stock to Nexus	90	—	—		—	—		—	35	—	—	—	35
Issuance of common stock warrants to Medarex	—	—	—		—	—		—	80	—	—	—	80
Issuance of warrants with convertible promissory note	—	—	—		—	—		—	221	—	—	—	221
Beneficial conversion feature of convertible promissory note	—	—	—		—	—		—	114	—	—	—	114
Issuance of common stock, Employee Stock Purchase Plan	4	—	—		—	—		—	—	—	—	—	—
Exercise of stock options and warrants for cash	8	—	—		—	—		—	—	—	—	—	—
Cancellation of employee restricted stock grants	(4)	—	—		—	—		—	(20)	20	—	—	—
Cancellation of employee stock options	—	—	—		—	—		—	(131)	131	—	—	—
Amortization of deferred compensation, net	—	—	—		—	—		—	—	240	—	—	240
Non-employee stock compensation	—	—	—		—	—		—	2	—	—	—	2
Net loss	—	—	—		—	—		—	—	—	(5,752)	—	(5,752)
Balances at December 31, 2003	19,028	19	—		—	—		—	64,294	(53)	(64,245)	—	15
Issuance of warrants with convertible promissory note	—	—	—		—	—		—	1,711	—	—	—	1,711
Beneficial conversion feature of convertible promissory note	—	—	—		—	—		—	1,156	—	—	—	1,156
Issuance of common stock, Employee Stock Purchase Plan	1	—	—		—	—		—	—	—	—	—	—
Cancellation of employee stock options	—	—	—		—	—		—	(5)	5	—	—	—
Amortization of deferred compensation, net	—	—	—		—	—		—	—	41	—	—	41
Warrant valuation			—		—	—		—	368	—	—	—	368
Net loss	—	—	—		—	—		—	—	—	(8,508)	—	(8,508)
Balances at December 31, 2004	19,029	19	—		—	—		—	67,524	(7)	(72,753)	—	(5,217)
Issuance of unregistered common stock and preferred stock to Toucan Capital	—	—	32,500		33	—		—	1,243	—	—	—	1,276
Issuance of stock options to non-employees for services	—	—	—		—	—		—	3	—	—	—	3
Issuance of warrants with convertible promissory note	—	—	—		—	—		—	1,878	—	—	—	1,878
Exercise of stock options and warrants for cash	49	—	—		—	—		—	4	—	—	—	4
Amortization of deferred compensation, net	—	—	—		—	—		—	—	7	—	—	7
Beneficial conversion feature of convertible promissory note	—	—	—		—	—		—	1,172	—	—	—	1,172
Common Stock warrant liability	—	—	—		—	—		—	(604)	—	—	—	(604)
Net loss	—	—	—		—	—		—	—	—	(9,937)	—	(9,937)
Balances at December 31, 2005	19,078	19	32,500		33	—		—	71,220	—	(82,690)	—	(11,418)
Issuance of common stock to PIPE Investors for cash, net of cash and non-cash offering costs of $837	39,468	39	—		—	—		—	4,649	—	—	—	4,688
Issuance of warrants to PIPE investment bankers	—	—	—		—	—		—	395	—	—	—	395
Conversion of notes payable due to Toucan Capital to Series A-1 preferred stock	—	—	—		—	4,817		5	7,702	—	—	—	7,707
Conversion of notes payable due to management to common stock	2,688	3	—		—	—		—	266	—	—	—	269
Issuance of warrants with convertible promissory notes	—	—	—		—	—		—	236	—	—	—	236
Exercise of stock options and warrants for cash	66	—	—		—	—		—	9	—	—	—	9
Exercise of stock options and warrants — cashless	3,942	4	—		—	—		—	(4)	—	—	—	—
Stock compensation expense	—	—	—		—	—		—	19	—	—	—	19
Beneficial conversion feature of convertible promissory note	—	—	—		—	—		—	64	—	—	—	64
Common Stock warrant liability	—	—	—		—	—		—	(6,523)	—	—	—	(6,523)
Net loss	—	—	—		—	—		—	—	—	(1,395)	—	(1,395)
Balances at December 31, 2006	65,241	65	32,500		33	4,817		5	$78,033	—	(84,085)	$—	(5,949)
Conversion of common stock at par related to the reverse stock split	(60,892)	(61)	—		—	—		—	61	—	—	—	—
Conversion of Series A and A-1 preferred stock into common stock	15,012	15	(32,500)		(33)	(4,817)		(5)	23	—	—	—	—
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	6,861	7	—		—	—		—	12,342	—	(12,349)	—	—
Modification of preferred stock Series A and Series A-1 warrants	—	—	—		—	—		—	18,699	—	(18,699)	—	—
Series A and Series A-1 preferred stock dividend payment	—	—	—		—	—		—	—	—	(1,251)	—	(1,251)
Warrants issued on Series A and Series A-1 preferred stock dividends	—	—	—		—	—		—	4,664	—	(4,664)	—	—
Issuance of common stock in initial public offering on the AIM London market for cash, net of offering costs of $3,965	15,789	16	—		—	—		—	25,870	—	—	—	25,886
Remeasurement of warrants issued in connection with convertible promissory notes	—	—	—		—	—		—	4,495	—	—	—	4,495
Remeasurement of beneficial conversion feature related to convertible promissory notes	—	—	—		—	—		—	1,198	—	—	—	1,198
Exercise of warrants — cashless	335	—	—		—	—		—	—	—	—	—	—
Stock compensation expense	—	—	—		—	—		—	2,679	—	—	—	2,679
Cumulative translation adjustment	—	—	—		—	—		—	—	—	—	(4)	(4)
Net loss	—	—	—		—	—		—	—	—	(21,247)	—	(21,247)
Total comprehensive loss													(21,251)
Balances at December 31, 2007	42,346	42	—		—	—		—	148,064	—	(142,295)	(4)	5,807

Stock issuance in exchange for license option	122	—	—		—	—		—	225	—	—	—	225
Exercise of stock options — cashless	25	—	—		—	—		—	1	—	—	—	1
Stock compensation expense	—	—	—		—	—		—	3,001	—	—	—	3,001
										—
Issuance of warrants with promissory notes	—	—	—		—	—		—	1,017	—	—	—	1,017
Cumulative translation adjustment	—	—	—		—	—		—	—	—	—	(20)	(20)
Net loss	—	—	—		—	—		—	—	—	(22,331)	—	(22,331)
Total comprehensive loss													(22,351)
Balances at December 31, 2008	42,493	42		—	—		—	—	152,308	—	(164,626)	(24)	(12,300)

Exercise of stock options — cashless	20	—	—		—	—		—	—	—	—	—	—
Exercise of warrants — cashless	1,214	—	—		—	—		—	—	—	—	—	—
Issuance of common stock in private placements	2,378	2	—		—	—		—	1,391	—	—	—	1,393
Stock compensation expense	—	—	—		—	—		—	2,712	—	—	—	2,712
Debt Discount related to beneficial conversion	—	—	—		—	—		—	2,578	—	—	—	2,578
Warrants issued for services	—	—	—		—	—		—	1,645	—	—	—	1,645
Stock and warrants issued for services	3,662	3	—		—	—		—	1,136	—	—	—	1,139
Loan conversion	563	1	—		—	—		—	111	—	—	—	112
Loan conversion and conversion inducement	8,547	10	—		—	—		—	7,321	—	—	—	7,331

Cumulative translation adjustment	—	—	—		—	—		—	—	—	—	(25)	(25)
Net loss	—	—	—		—	—		—	—	—	(25,271)	—	(25,271)
Total comprehensive loss													(25,296)
Balances at December 31, 2009	58,877	$58	$—		$—	$—		$—	$169,202	$—	$(189,897)	$(49)	$(20,686)

See accompanying notes to the consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		Period from March 18, 1996 (Inception) to December 31,
	2008	2009	2009
	(In thousands)
Cash Flows from Operating Activities:
Net Loss	$(22,331)	$(25,271)	$(145,088)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	22	7	2,351
Amortization of deferred financing costs	—	—	320
Amortization of debt discount	368	1,337	19,701
Accrued interest converted to preferred stock	—	—	260
Accreted interest on convertible promissory note	—	—	1,484
Stock-based compensation costs	3,001	2,712	9,504
Stock and warrants issued for services and financing costs	—	2,999	2,999
Loan conversion inducement	—	5,617	5,617
Warrant valuation	—	—	(6,759)
Asset impairment loss and loss (gain) on sale of properties	(8)	389	(936)
Loss on facility sublease	—	—	895

Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	(1)	1	—
Prepaid expenses and other current assets	(18)	1,031	688
Accounts payable and accrued expenses	2,866	405	5,045
Related party accounts payable and accrued expenses	514	6,096	7,657
Accrued loss on sublease	—	—	(265)
Deferred rent	—	—	410
Net Cash used in Operating Activities	(15,587)	(4,677)	(96,117)
Cash Flows from Investing Activities:
Purchase of property and equipment, net	(397)	(2)	(5,003)
Proceeds from sale of property and equipment	8	—	258
Proceeds from sale of intellectual property	—	—	1,816
Proceeds from sale of marketable securities	—	—	2,000
Refund of security deposit	—	—	(3)
Transfer of restricted cash	—	—	(1,035)
Net Cash used in Investing Activities	(389)	(2)	(1,967)
Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	2,650	2,060	4,710
Proceeds of issuance of convertible note payable to related parties	—	1,300	1,300
Proceeds from issuance of notes payable to related parties	5,500	—	11,250
Repayment of note payable to related party	—	—	(6,700)
Proceeds from issuance of convertible promissory note and warrants, net of issuance costs	—	—	13,099
Repayment of convertible promissory note	—	—	(119)
Borrowing under line of credit, Northwest Hospital	—	—	2,834
Repayment of line of credit to Northwest Hospital	—	—	(2,834)
Payment on capital lease obligations	—	—	(323)
Payment on note payable	—	—	(420)
Proceeds from issuance of preferred stock, net	—	—	28,708
Proceeds from exercise of stock options and warrants	1	—	228
Proceeds from issuance of common stock, net	—	1,393	49,736
Payment of preferred stock dividends	—	—	(1,251)
Series A preferred stock redemption fee	—	—	(1,700)
Deferred financing costs	—	—	(320)
Net Cash provided by Financing Activities	8,151	4,753	98,198
Effect of exchange rates on cash	(20)	(25)	(49)
Net increase (decrease) in cash	(7,845)	49	65
Cash at beginning of period	7,861	16	—
Cash at end of period	$16	$65	$65
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$8	$—	$1,879

Supplemental schedule of non-cash financing activities
Equipment acquired through capital leases	$—	$—	$285
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	—	—	12,349
Issuance of common stock in connection with conversion of related party notes payable and accrued interest and convertible promissory notes and accrued interest	—	1,500	1,500
Modification of Series A preferred stock warrants	—	—	2,306
Modification of Series A-1 preferred stock warrants	—	—	16,393
Warrants issued on Series A and Series A-1 preferred stock dividends	—	—	4,664
Common stock warrant liability	—	—	11,841
Accretion of Series A preferred stock mandatory redemption obligation	—	—	1,872
Debt discount on promissory notes	1,017	2,578	10,837
Conversion of convertible promissory notes and accrued interest to Series D preferred stock	—	—	5,324
Conversion of convertible promissory notes and accrued interest to Series A-1 preferred stock	—	—	7,707
Conversion of convertible promissory notes and accrued interest to common stock	—	—	269
Issuance of Series C preferred stock warrants in connection with lease agreement	—	—	43
Issuance of common stock for license rights	—	—	4
Liability for and issuance of common stock and warrants to Medarex	—	—	840
Issuance of common stock to landlord	—	—	35
Deferred compensation on issuance of stock options and restricted stock grants	—	—	759
Cancellation of options and restricted stock grant	—	—	849
Financing of prepaid insurance through note payable	—	—	491
Stock subscription receivable	—	—	480

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

(2)  Operations and Financing

Liquidity

The Company has experienced recurring losses from operations, and, as of December 31, 2009, had a working capital deficit of $19.3 million and a deficit accumulated during the development stage of $189.9 million. Of this $189.9 million deficit, $96.1 million (about half) reflects cash used in operations, and the remaining $93.8 million reflects non-cash accounting measures.

Between 2004 and 2009, the Company has undergone a significant recapitalization through the transactions described below.

Toucan Capital and Toucan Partners

Toucan Capital Fund II, L.P. (“Toucan Capital”) loaned the Company $6.75 million during 2004 and 2005.  The Board’s Chairperson is the managing director of Toucan Capital. In April 2006, the $6.75 million of notes payable plus all accrued interest were converted into shares of Series A-1 cumulative convertible Preferred Stock (the “Series A-1 Preferred Stock”). In connection with these loans the Company issued Toucan Capital a warrant to purchase 8,166,667 shares of Series A-1 Preferred Stock.  The warrants to purchase Series A-1 Preferred Stock were later converted into warrants to purchase 17,256,888 shares of common stock in connection with the Conversion Agreement, described below.

On January 26, 2005, Toucan Capital purchased 32.5 million shares of Series A cumulative convertible preferred stock (the “Series A Preferred Stock”) at $0.04 per share, for a total of $1.276 million. In connection with the securities purchase agreement, the Company issued Toucan Capital a warrant to purchase 2,166,667 million shares of Series A Preferred Stock.  The warrants to purchase Series A Preferred Stock were later converted into warrants to purchase 4,778,201 shares of common stock in connection with the Conversion Agreement, described below.

From November 14, 2005 through May 25, 2007, Toucan Partners, LLC (“Toucan Partners”) loaned the Company $4.825 million under various promissory note agreements.  The Board’s Chairperson is the managing member of Toucan Partners.  The promissory note agreements were amended and restated into the 2007 Convertible Notes.  The 2007 Convertible Notes also included warrants to purchase shares of Series A-1 Preferred Stock ("2007 Warrants").  The Company repaid $5.3 million of principal and accrued interest due to Toucan Partners during 2007.  The warrants to purchase Series A-1 Preferred Stock were later converted into warrants to purchase 8,832,541 shares of common stock in connection with the Conversion Agreement, described below.

Under the June 22, 2007 Conversion Agreement, Toucan Capital and Toucan Partners agreed to eliminate a number of rights, preferences and protections associated with the Series A Preferred Stock and the Series A-1 Preferred Stock and Toucan Capital received 4,287,851 shares of common stock and Toucan Partners received 2,572,710 shares of common stock.  Also, Toucan Capital converted its preferred shares into 15,011,635 shares of common stock. Additionally under the conversion agreement the Company exchanged the warrants to purchase Series A-1 Preferred Stock and Series A Preferred Stock (discussed above) for warrants to purchase common stock. As a result of the conversion Toucan Capital received warrants to purchase 14,150,732 shares of Common Stock at an exercise price of $0.60 per share and warrants to purchase 7,884,357 shares of Common Stock at an exercise price of $0.15 per share and Toucan Partners received warrants to purchase 8,832,541 shares of Common Stock at an exercise price of $0.60 per share.

Toucan Partners loaned the Company $1.0 million on August 19, 2008 under the terms of an unsecured promissory note (the “Toucan Partners August Loan”) with a principal amount of $1,060,000 (reflecting an original issue discount of $60,000).  On September 28, 2009, the note principal and accrued interest (including a default penalty of 0.25% per month) amounting to $1,156,718 was converted to 5,783,589 shares of common stock at a conversion price of $0.20.  In connection with the conversion, the Company issued Toucan Partners a warrant to purchase 690,000 shares of common stock at an exercise price of $0.20 per share.

Toucan Partners loaned the Company $500,000 on December 22, 2008 under the terms of an unsecured 12% promissory note (the “Toucan Partners December Loan”).  In connection with the promissory note, the Company issued to Toucan Partners a warrant to purchase 132,500 shares of common stock at an exercise price of $0.40 per share and a term of 5 years.  On September 28, 2009, the note principal and accrued interest (including a default penalty of 0.25% per month) amounting to $552,738 was converted to 2,763,691 shares of common stock at a conversion rate of $0.20.  To bring the December Loan into conformity with the SDS and Private Lender notes issued in October and November 2008, as agreed by the parties at the time of the Toucan Partners December Loan, the Company issued Toucan Partners a warrant to purchase 513,841 shares of common stock at an exercise price of $0.41 per share.  In connection with the conversion, the Company issued Toucan Partners a warrant to purchase 152,375 shares of common stock at an exercise price of $0.20 per share.

Toucan Partners and the Company's chairperson also received a total of 2,504,034 shares of common stock as compensation for services rendered during September 2009.

Toucan Partners loaned the Company a total of $1,300,000 on June 30, 2009, July 2, 2009 and July 17, 2009 under unsecured 6% convertible promissory notes due June 29, 2009, July 1, 2011 and July 16, 2011.  The conversion feature of the notes allows Toucan Partners to convert the loan into accumulated securities into shares of common stock at a conversion price of $0.20 (the same price per share as in the new financing recieved by the Company from other investors during the period).

As a result of the financings described above, as of December 31, 2009 Toucan Capital held:

•	an aggregate of 19,299,486 shares of Common Stock;

•	warrants to purchase 14,150,732 shares of Common Stock at an exercise price of $0.60 per share; and

•	warrants to purchase 7,884,357 shares of Common Stock at an exercise price of $0.15 per share.

As a result of the financings described above, as of December 31, 2009, Toucan Partners and its managing member Ms. Linda Powers held:

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

As of December 31, 2009, Toucan Capital, including the holdings of Toucan Partners, held 32,923,510 shares of common stock , representing approximately 55.8% of the common stock outstanding.  Further, as of December 31, 2009, Toucan Capital, including the holdings of Toucan Partners, beneficially owned (including unexercised warrants) 65,279,856 shares of common stock, representing a beneficial ownership interest of approximately 69.9%.

Other Financings

In April 2006, the Company completed the PIPE Financing and raised approximately $5.5 million from the issuance of 2.6 million shares of common stock.

On June 22, 2007, we placed 15,789,473 shares of common stock with foreign institutional investors at a price of £0.95 per share. The gross proceeds from the placement were approximately £15.0 million, or $29.9 million, while net proceeds from the offering, after deducting commissions and expenses, were approximately £13.0 million, or $25.9 million.

On January 16, 2009 we entered into a securities purchase agreement for $700,000 with Al Rajhi Holdings who purchased 1,000,000 shares of our common stock at $0.70 per share.

On March 27, 2009, we completed a private placement of 1.4 million shares of our common stock and received $0.7 million.

Shareholder Loan

Al Rajhi loaned the Company $4.0 million on May 12, 2008 under the terms of an unsecured promissory note with a principal amount of $4,240,000 (reflecting an original issue discount of $240,000).  The note was initially due on November 12, 2008.  Al Rajhi agreed to extend the term of the note of the loan until December 31, 2009.  On February 22, 2010, Al Rajhi agreed to extend the term of the note to December 31, 2010.

Other Loans

On October 1, 2008, the Company entered into a $1 million unsecured 12% Loan Agreement with SDS (the “SDS Loan”).  The SDS Loan was initially due April 1, 2009, and SDS agreed to extend the maturity on terms that are currently being negotiated.

On dates between October 21, 2008 and November 6, 2008, the Company entered into unsecured 12% Loan Agreements (the “Private Investor Loans”) and Promissory Notes (the “Private Investor Promissory Notes”) with SDS and a group of private investors (the “Private Investors”).  Under the Private Investor Promissory Notes, SDS loaned the Company $1 million and the Private Investors loaned the Company $650,000 for a total of $1.65 million. The Private Investor Promissory Notes were initially due in April 2009, and the Private Investors (excluding SDS) agreed to extend the maturity date to June 2010.  SDS agreed to extend the maturity on terms that are currently being negotiated.

During March 2009, the Company received $650,000 upon issuing unsecured 6% convertible loan agreements and promissory notes due in March 2011 to a group of private lenders (“Private Lenders”).

During March 2009, the Company received $110,000 upon issuing a unsecured 6% convertible loan agreement and promissory note due in March 2011 to a private lender (“Private Lender”).

On dates between August 13, 2009 and September 24, 2009, the Company received $580,000 upon issuing unsecured 6% convertible loan agreements and promissory notes due in August and September 2011 to a group of Private Lenders.

On dates between October 6, 2009 and December 31, 2009, the Company received $720,000 upon issuing unsecured 6% convertible loan agreements and promissory notes due in August and September 2011 to a group of Private Lenders.

Going Concern

The Company has raised an aggregate of approximately $2.1 million in a series of small loans and stock purchases since December 31, 2009.   We need to raise additional capital to fund our clinical trials and other operating activities and repay various note payable and loan agreements.  The amount of additional funding required will depend on many factors, including the speed with which we are able to identify and hire people to fill key positions, the speed of patient enrollment in our DCVax®-Brain cancer trial, and unanticipated developments, including any litigation matters. However, without additional capital, we will not be able to complete our DCVax®-Brain clinical trial or move forward with any of our other product candidates for which investigational new drug applications have been cleared by the U.S. Food and Drug Administration, or FDA. We will also not be to develop our second generation manufacturing processes, which offer substantial product cost reductions.

During 2009, the Company and Cognate BioServices ("Cognate") agreed that most of the accounts payable owed by the Company to Cognate, will be converted into shares of common stock instead of paid in cash.  The conversion price will be no less favorable than the conversion price applied to any other creditor of the Company.  The impact of the conversion will result in a reduction of liabilities for the amount converted.  In addition, the Company will recognize the value of common stock issued in excess of the amount of accounts payable converted, if any, as a charge to operations when the conversion takes place.  Finalization of these arrangements is in process.

Also during 2009, the Company agreed with Toucan Capital, Toucan Partners and Linda Powers that a portion of the accrued expenses owed by the Company to these parties for certain expense reimbursements will be converted into shares of common stock instead of paid in cash.  Toucan Capital, Toucan Partners and Linda Powers have paid certain expenses on behalf of the Company.  The parties agreed that these accrued expenses will be converted into common stock (at a conversion rate of $0.20 per share).  The parties are in the process of determining the amounts of unbilled accrued expenses.  The impact of the conversion will result in a reduction of liabilities for the amount converted.  In addition, the Company will recognize the value of common stock issued in excess of the amount of the accrued expenses converted, if any, as a charge to operations when the conversion takes place.  Finalization of these arrangements is in process.

We will require additional funding before we achieve profitability. We are in late stage discussions with several parties in regard to additional financing transactions, which we hope to complete later in the year. There can be no assurance that our efforts to seek such funding will be successful. We may raise additional funds by issuing additional common stock or securities (equity or debt) convertible into shares of Common Stock, in which case, the ownership interest of our stockholders will be diluted. Any debt financing, if available, is likely to include restrictive covenants that could limit our ability to take certain actions. Further, we may seek funding from Toucan Capital or Toucan Partners or their affiliates or other third parties. Such parties are under no obligation to provide us any additional funds, and any such funding may be dilutive to stockholders and may contain restrictive covenants. We currently are exploring additional financings with several other parties; however, there can be no assurance that we will be able to complete any such financings or that the terms of such financings will be attractive to us. If our capital raising efforts are unsuccessful, our inability to obtain additional cash as needed could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. Our independent registered public accounting firm has indicated in its report on our consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2009 that there is substantial doubt about our ability to continue as a going concern.

(3)  Summary of Significant Accounting Policies

(a)  References to Authoritative Accounting Literature

In June 2009, the Financial Accounting Standards Board ("FASB") issued the Accounting Standards Codification ("ASC") as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities in preparation of financial statements in conformity with U.S. GAAP, except for additional authoritative rules and interpretative releases issued by the SEC.  While the adoption of the ASC changes how we reference accounting standards, the adoption did not have an impact on our consolidated financial statements.

(b)  Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements of the Company were prepared in accordance with U.S. GAAP and include the assets, liabilities, revenues and expenses of the Company’s majority-owned subsidiary over which the Company exercises control. Intercompany transactions and balances are eliminated in consolidation. The subsidiary was established in Switzerland during third quarter 2007. The Company contributed 95% of the initial share capital in this new subsidiary and Cognate, a related party to the Company, contributed the remaining 5%.

(c)  Foreign Currency Translation

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

(d)  Use of Estimates in Preparation of Financial Statements

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

(e)  Fair Value

We measure fair value as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or liability. We utilize a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

•	Level 1: Observable market inputs such as quoted prices in active markets;
•	Level 2: Observable market inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3: Unobservable inputs where there is little or no market data, which require the reporting entity to develop its own assumptions.

As of December 31, 2009 and 2008, the Company did not hold any assets and liabilities which were required to be measured at fair value.

(f)  Fair Value of Financial Instruments

The fair value of financial instruments other than liabilities payable to related parties approximate the recorded value based on the short term nature of these financial instruments. The fair value of liabilities payable to related parties is presently undeterminable due to the related party nature of the obligations.

(g)  Cash

Cash consists of checking and money market accounts. While cash held by financial institutions may at times exceed federally insured limits, management believes that no material credit or market risk exposure exists due to the high quality of the institutions. The Company has not experienced any losses on such accounts.

(h)  Property and Equipment

Property and equipment are stated at cost, as adjusted for any prior impairments. Property and equipment are depreciated on a straight-line basis over the estimated useful lives which range from between three and seven years.

Expenditures for maintenance and repairs are expensed as incurred. Gains and losses from disposal representing the difference between any proceeds received from the sale of property and equipment and the recorded values of the asset disposed are recorded in total operating costs and expenses.

(i)  Impairment of long-lived assets

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

(j)  Operating Leases

The Company recognizes lease expense on a straight-line basis over the initial lease term. For leases that contain rent holidays or escalation clauses, the Company recognizes rent expense on a straight-line basis and records the difference between the rent expense and rental amount payable as deferred rent. As of December 31, 2009 and 2008, we did not have any deferred rent.

(k)  Revenue Recognition

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

(l)  Research and Development Expenses

Research and development costs are expensed as incurred. These costs include, but are not limited to, contract manufacturing costs, personnel costs, lab supplies, depreciation, amortization and other indirect costs directly related to the Company’s research and development activities.

(m)  Income Taxes

We recognize income taxes on an accrual basis based on tax position taken or expected to be taken in our tax returns. A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized. Should they occur, our policy is to classify interest and penalties related to tax positions as income tax expense. Since our inception, no such interest or penalties have been incurred, however. Prior to 1998, the Company was a limited liability company and the Company’s tax losses and credits generally flowed directly to the members.

(n)  Stock-Based Compensation

Compensation expense for all stock-based awards is measured at the grant date based on the fair value of the award and is recognized as an expense, on a straight-line basis, over the employee's requisite service period (generally the vesting period of the equity award). The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Stock-based compensation expense is recognized only for those awards that are expected to vest using an estimated forfeiture rate. We estimate pre-vesting option forfeitures at the time of grant and reflect the impact of estimated pre-vesting option forfeitures in compensation expense recognized.  For options and warrants issued to non-employees, the Company recognizes stock compensation costs utilizing the fair value methodology over the related period of benefit.

Stock-based compensation expense was as follows ($ in thousands):

	2008	2009
Research and development	$490	$770
General and administrative expenses	2,511	1,942
Total stock- based compensation expense	$3,001	$2,712

The assumptions used to estimate the fair value of awards granted for the periods presented are noted in the table below. Expected volatility is based on the separate historical volatility of the market prices of our common stock over the most recent period commensurate with the estimated expected life of the award. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	2008	2009
Risk free interest rate	3.81%	3.60%
Volatility	196%	208%
Expected term	4 years	10 years
Expected dividends	0%	0%

 (o)  Loss per Share

Basic loss per share is computed on the basis of the weighted average number of shares outstanding for the reporting period. Diluted loss per share is computed on the basis of the weighted average number of common shares plus dilutive potential common shares outstanding using the treasury stock method. Any potentially dilutive securities are antidilutive due to the Company’s net losses. For the years presented, there is no difference between the basic and diluted net loss per share.

Effective June 19, 2007, all shares of the Company’s common stock issued and outstanding were combined and reclassified on a one-for-fifteen basis. The effect of this reverse stock split has been retroactively applied to all periods presented.

(p)  Operating Segments

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

For the year ended December 31, 2009, of the Company’s operating expenses of approximately $15.8 million, approximately 60.7% of its expended resources were apportioned to its two DCVax® clinical trial programs. From its inception through December 31, 2009, the Company incurred costs of approximately $66.9 million associated with its research and development activities. Because its technologies are novel and unproven, the Company is unable to estimate with any certainty the costs it will incur in the continued development of its product candidates for commercialization.

General and administrative:

General and administrative expenses include administrative personnel related salary and benefit expenses, cost of facilities, insurance, travel, legal support, property and equipment depreciation, stock-based compensation, and amortization of debt discounts and beneficial conversion costs associated with the Company’s debt financing.

(q)  Reclassifications

Certain reclassifications have been made to prior period financial statements and footnotes in order to conform to the current period's presentation.

(r)  Recent and Adopted Accounting Pronouncements

In January 2010, the FASB issued new authoritative guidance regarding the disclosure of fair value measurements, which clarifies certain existing disclosure requirements as well as requiring new disclosures related to significant transfers between each fair value level as well as requiring additional information about Level 3 activity. This guidance begins phasing in during the first fiscal period after December 15, 2009. We do not expect the implementation of this guidance to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued new authoritative guidance to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary of a variable interest entity. We adopted the guidance in 2009 without material impact on our consolidated financial statements.

In May 2009, the FASB issued new authoritative guidance for the accounting for and disclosures of subsequent events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance was effective for interim or annual financial periods ending after June 15, 2009. This guidance applies to both interim financial statements and annual financial statements. In February 2010, the FASB issued additional guidance that clarifies certain existing evaluation and disclosure requirements related to subsequent events. We adopted the initial and revised guidance without material impact on our consolidated financial statements.

In April 2009, the FASB issued additional authoritative guidance on the fair value of financial instruments, which provides: (i) further provisions on estimating fair value when the markets become inactive and quoted prices reflect distressed transactions; (ii) extended disclosure requirements for interim financial statements regarding the fair value of financial instruments; and (iii) new criteria for recording impairment charges on investments in debt instruments. We adopted the guidance on a prospective basis in 2009 without material impact to our consolidated financial statements.

In June 2008, the FASB issued new authoritative guidance addressing the accounting for certain instruments (or embedded features) determined to be indexed to an entity's own stock. This guidance provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. We adopted this guidance on a prospective basis in 2009 without material impact to our consolidated financial statements..

(4) Stock-Based Compensation Plans

Stock Option Plans

The Company’s stock option plans are administered by the Board of Directors, which determines the terms and conditions of the options granted, including exercise price, number of options granted and vesting period of such options.

Our employees, directors and consultants previously participated in the 1998 Stock Option Plan and the 1999 Executive Stock Option Plan.  The 1998 Stock Option Plan and the 1999 Executive Stock Option Plan were terminated during 2008 and 2009 and no further grants may be made under the plans.

Existing stock option plans are as follows:

 (a) 2001 Stock Option Plan

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

As of December 31, 2009, net of forfeitures, a total of 162,603 shares remain available under this plan; however, effective June 22, 2007, the Company amended the 2001 Stock Option Plan, such that no further option grants may be made under the plan.

(b) 2001 Non-employee Director Stock Incentive Plan

Under the 2001 Non-employee Director Stock Incentive Plan (the “2001 Director Plan”), 13,333 shares of the Company’s common stock have been reserved for grant of stock options to non-employee directors of the Company.  As of December 31, 2009, net of forfeitures, a total of 10,500 shares remain available under this plan; however, no further grants may be made under this plan.

(c) 2007 Stock Option Plan

The 2007 Stock Option Plan became effective on June 15, 2007 (the “2007 Stock Option Plan”).  In April 2008, the Company increased the number of shares reserved for issuance under the 2007 Stock Option Plan by 519,132 shares of its common stock for an aggregate of 6,000,000 shares of its common stock, par value $0.001 per share, reserved for issue of options granted under the plan.  The plan provides for the grant to employees of the Company, its parents and subsidiaries, including officers and employee directors, of “incentive stock options,” as defined, and for the grant of non-statutory stock options to the employees, officers, directors, including non-employee directors, and consultants of the Company, its parents and subsidiaries.  As of December 31, 2009, net of forfeitures, a total of 849,454 shares remain available for issuance under this plan.

Stock Option Activity

A summary of activity relating to our stock options is as follows (options in thousands):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2008	3,159	$1.16
Granted	2,581	$0.60
Exercised	(70)	$0.64
Expired	(11)	$12.85
Forfeited	(1,551)	$1.37
Outstanding as of December 31, 2009	4,108	$0.69	6.15
Exercisable as of December 31, 2009	2,292	$1.18	8.42	$—

A summary of the Company’s unvested stock option grants and changes during 2009 was as follows (options in thousands):

		Weighted-
		Average
		Grant Date
	Options	Fair Value
Outstanding at December 31, 2008	2,675	$1.11
Granted during 2009	2,581	0.60
Expired/Forfeited during 2009	(750)	2.19
Vested during 2009	(2,690)	0.60
Outstanding at December 31, 2009	1,816	0.68

Additional information regarding stock options outstanding and exercisable at December 31, 2009 is as follows, in thousands, except option price and weighted average exercise price.

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
	(In thousands except weighted average)
$0.55 - 0.60	3,088	5.99	$0.57	2,004	$0.56
$0.61 - 2.40	1,010	9.24	$0.88	279	$1.06
$2.41 - 75.00	10	1.96	$20.33	9	$21.22
Total	4,108	6.78	$0.69	2,292	$0.70

Options granted under the plans are generally priced at or above the estimated fair market value of the Company’s common stock on the date of grant and generally vest over between four and nine years.  Compensation expense, if any, is charged over the period of vesting.  All options, if not previously exercised or canceled, expire ten years from the date of grant, or the expiration date specified in the individual option agreement, if earlier.

During 2008 and 2009, the Company granted options to purchase 870,000 and 2,581,000, respectively, shares of common stock to employees.  The weighted average exercise price of options granted in 2008 and 2009 was $2.20 and $0.60, respectively.  Stock compensation expense amounted to $3,001,000 and $2,712,000 during 2008 and 2009, respectively.

The aggregate intrinsic value of options exercised during 2008 and 2009 was $53,334 and $64,025, respectively.  Our policy is to issue new shares to fulfill the requirements for options that are exercised.

The aggregate fair value of options vested during 2008 and 2009 was $2,716,212 and $2,919,671, respectively.

As of December 31, 2009, the total unrecognized compensation expense related to unvested stock option awards was $3,700,000, which is expected to be recognized over a weighted average term of approximately 9 years.

(5)  Stockholders’ Equity (Deficit)

(a) Stock Purchase Warrants

Toucan Capital and Toucan Partners Warrants

The Company issued Toucan Capital warrants to purchase 14,150,732 shares of common stock at an exercise price of $0.60 per share and warrants to purchase 7,884,357 shares of common stock at an exercise price of $0.15 per share under the terms of the Conversion Agreement described in Note 2.

The Company issued Toucan Partners warrants to purchase 8,832,541 shares of common stock at an exercise price of $0.60 per share under the terms of the Conversion Agreement described in Note 2.

The Company issued Toucan Partners warrants to purchase 132,500 shares of common stock at an exercise price of $0.40 per share in connection with the Toucan Partners December 2008 Loan amounting to $500,000.

The Company issued Toucan Partners warrants to purchase 842,375 shares of common stock at an exercise price of $0.20 per share and warrants to purchase 513,841 shares of common stock at an exercise price of $0.41 per share in connection with conversion of the Toucan Partners' August 2008 and December 2008 Loans of $1.0 million and $500,000, respectively.  The conversion took place on September 28, 2009.

Private Placement Warrants

On April 4, 2006, the Company completed the PIPE Financing and sold 2.6 million shares of common stock at a price of $2.10 per share and issued warrants to purchase 1.3 million shares of common stock at an exercise price of $2.10 per share.  As of December 31, 2009, approximately 677,000 of these warrants remained outstanding.

On October 1, 2008, the Company issued SDS warrants to purchase 697,775 shares of common stock at an exercise price of $0.53 per share and a term of five years, in connection with the SDS Loan.

During October and November 2008, the Company issued warrants to purchase 2,132,927 shares of common stock at an exercise price of $0.41 per share and a term of three years, in connection with the Private Investor Notes.

On September 28, 2009, the Company issued warrants to purchase 1,743,111 shares of the Company's common stock at an exercise price of $0.63 to Al Rajhi as consideration for the extension of the maturity date for the loan made by Al Rajhi in May 2008.

On September 28, 2009, the Company issued warrants to purchase 861,250 shares of the Company's common stock at an exercise price of $0.20 to certain Private Investors as consideration for the extension of the maturity date for various loans made by the Private Investors during October 2008.

A summary of the warrants outstanding at December 31, 2009 is as follows:
Date of Issue	Warrants Outstanding as of December 31, 2009	Exercise Price	Expiration
June 1, 2007	7,884,357	$0.15	May 31,2015
September 30, 2009	1,703,625	$0.20	September 29, 2012
December 23, 2008	132,500	$0.40	December 22, 2016
November 6, 2008	1,354,083	$0.41	November 5, 2012
June 1, 2007	22,983,272	$0.60	May 31, 2015
September 28, 2009	1,743,111	$0.63	September 27, 2012
February 9, 2003	13,333	$1.53	February 8, 2013
March 30, 2006	745,168	$2.10	March 29, 2011
January 8, 2003	13,333	$2.66	January 7, 2013
December 26, 2002	26,666	$3.24	December 25, 2012
	36,599,448

(b) Common Stock Equivalents

The following common stock equivalents on an as-converted basis were excluded from the calculation of diluted net loss per share, as the effect would be antidilutive (in thousands):

	December 31,
	2008	2009
Common stock options	445	4,108
Common stock warrants	34,628	36,599
Common stock issuable on conversion of notes payable	—	14,177

( c ) Common Stock Issuances

On January 16, 2009, we entered into a securities purchase agreement for $700,000 with Al Rajhi Holdings who purchased 1,000,000 shares of our common stock at $0.70 per share.

On March 27, 2009, we completed a private placement of 1.4 million shares of our common stock and received $0.7 million.

In January 2009, we issued 199,661 shares of common stock to a consultant for the commission earned on debt financing.  The common stock was recorded at a fair value of $93,000 based on the price of our common stock in recent financing transactions.

In September 2009, the Toucan December Loan principal and accrued interest (including a default penalty of 0.25% per month) amounting to $552,738 was converted into 2,763,691 shares of common stock at a conversion rate of $0.20 per share.

In September 2009, the Toucan August Loan principal and accrued interest (including a default penalty of 0.25% per month) amounting to $1,156,718 was converted into 5,783,589 shares of common stock at a conversion rate of $0.20 per share.

In September 2009, we issued 2,504,034 shares of common stock to Toucan Partners and the Company's Chairperson as consideration for services rendered.  The common stock was recorded at a fair value of $502,500 based on the price of our common stock in recent financing transactions.

In September 2009, we issued 398,000 shares of common stock for consulting services.  The common stock was recorded at a fair value of $80,000 based on the price of our common stock in recent financing transactions.

In September 2009, the principal balance of two convertible notes amounting to $125,000 was converted into 562,500 shares of common stock at a conversion rate of $0.20 per share.

During 2009, we issued 147,000 shares of common stock for consulting services.  The common stock was recorded at a fair value of $77,000 based on the price of our common stock in recent financing transactions.

During 2009, we issued 1,236,000 shares of common stock from the cashless exercise of common stock warrants and options.

During 2009, we issued 413,000 shares of common stock valued at $383,000 based on the closing market price on the date of issuance of the shares to employees in lieu of cash payment of salaries.

During 2008, we issued 25,000 shares of common stock for stock option exercises.

During 2008, we issued 122,000 shares of common stock for services valued at $225,000 based on the closing market price on the date of issuance of the shares.

(d) Employee Stock Purchase Plan

In June 2001, the Company adopted an employee stock purchase plan and reserved 500,000 shares of common stock for issuance under this plan.  Under the plan, employees may purchase up to 1,000 shares of common stock during each six-month offering period commencing on April 1 and October 1 of each year. The purchase price of the common stock is equal to the lower of 85% of the market price on the first and last day of each offering period. As of December 31, 2009, a total of 14,374 shares have been issued under the plan.

(e) Employee 401(k) Plan

On August 19, 1999, the Company adopted a 401(k) Plan for certain eligible employees.  Under the plan, an eligible employee may elect to contribute to the plan.  In addition, the Company may elect to contribute matching contributions.  Effective March 1, 2006, the Company no longer matches employee contributions.

(f) Stockholder Rights Agreement

On March 6, 2002, the Company adopted a Stockholder Rights Agreement, under which each common stockholder received a dividend of one right per share of common stock held. Each right entitles the holder to purchase one share of common stock at a price equal to $19.25 per share, subject to certain anti-dilution provisions, and is exercisable only in the event that a third party acquires beneficial ownership of, or announces a tender or exchange offer for, at least 15% of the Company’s outstanding common stock and such acquisition or offer is determined by the Board of Directors to not be in the best interests of the stockholders. If the acquisition or offer were determined by the Board of Directors to be in the best interests of the stockholders, the rights may be redeemed by the Company for $0.0001 per right. The rights will expire on February 25, 2012, unless earlier terminated in accordance with the rights agreement.  The Board of Directors and Mellon Investor Services LLC, its Rights Agent, on April 26, 2004, amended the Stockholder Rights Agreement. The definition of an “Acquiring Person” was amended to exclude Toucan Capital Fund II, L.P. and other investors selected by Toucan from the definition of “Acquiring Person” for those shares of the Company’s capital stock they acquire, or are deemed to beneficially own, in connection with the Recapitalization Agreement.

Medarex

During December 2002, the Company entered into an agreement with Medarex wherein the company sold intellectual property for consideration including $3.0 million in cash and stock and debt forgiveness in the amount of $400,000.  In addition, the Company issued 133,000 unregistered shares of common stock and warrants to purchase 53,333 shares of unregistered common stock to Madarex.  The warrants have exercise prices ranging from between $1.53 and $3.24 per share and expire between December 25, 2012 and February 9, 2013.  The fair value of the 53,333 warrant was $159,678, which was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield 0%, risk-free interest rate of 4.17%, volatility of 191%, and an expected life of 10-years.  The net gain recognized on this sale in 2002 was $2.8 million, made up of the receipt of $3.0 million of cash and stock from Medarex and forgiveness of the $400,000 payable to Medarex, offset by the issuance of 133,000 shares of unregistered common stock and warrants to purchase 53,333 shares of common stock valued at approximately $560,000.

(6)  Related Party Transactions

(a) Notes Payable to Related Parties

Convertible promissory notes have been issued to Toucan Capital and Toucan Partners, an affiliate of Toucan Capital, the Company’s controlling shareholder. As of December 31, 2009 all of the notes issued prior to August 19, 2008 have either been converted or repaid.

On August 19, 2008, the Company entered into a loan agreement with Toucan Partners, under which the Company received $1.0 million in return for an unsecured promissory note in the principal amount of $1,060,000 (reflecting an original issue discount of six percent, or $60,000) for a period of six months. This loan was converted into common stock on September 28, 2009.

On December 22, 2008, we entered into a loan agreement with Toucan Partners  for $500,000 with a term of six months at 12% interest. In connection with the loan the Company issued Toucan Partners warrants to purchase shares of the Company’s common stock.  The warrants have a term of five years from the issuance date.  This loan was converted into common stock on September 28, 2009.

In June and July 2009 we entered into a Loan Agreement and Promissory Notes with Toucan Partners for an aggregate of $1,300,000 with a term of two years at 6% interest.

Notes payable to related parties are more fully described in Notes (2) and (9).

(b) Cognate Agreement

On July 30, 2004, the Company entered into a service agreement with Cognate Therapeutics, Inc. (now known as Cognate BioServices, Inc., or Cognate), a contract manufacturing and services organization in which Toucan Capital has a majority interest. In addition, two of the principals of Toucan Capital are members of Cognate’s board of directors and, on May 17, 2007, the managing director of Toucan Capital was appointed to serve as a director of the Company and to serve as the non-executive Chairperson of the Company’s Board of Directors. Under the service agreement, the Company agreed to utilize Cognate’s services for an initial two-year period, related primarily to manufacturing DCVax® product candidates, regulatory advice, research and development preclinical activities and managing clinical trials. The agreement expired on July 30, 2006; however, the Company continued to utilize Cognate’s services under the same terms as set forth in the expired agreement. On May 17, 2007, the Company entered into a new service agreement with Cognate pursuant to which Cognate will provide certain consulting and, when needed, manufacturing services to the Company for its DCVax® -Brain Phase II clinical trial. Under the terms of the new contract, the Company paid a non-refundable contract initiation fee of $250,000 and committed to pay budgeted monthly service fees of $400,000, subject to quarterly true-ups, and monthly facility fees of $150,000. Under the terms of the contract unless the contract is terminated earlier the contract will expire at the earlier of (i) the submission of an FDA biological license application/new drug application on the Company’s brain cancer clinical trial or (ii) July 1, 2010. The Company may terminate this agreement with 180 days notice and payment of all reasonable wind-up costs and Cognate may terminate the contract in the event that the brain cancer clinical trial fails to complete enrollment by July 1, 2009. However, if such termination by the Company occurs at any time prior to the earlier of the submission of an FDA biological license application/new drug application on the Company’s brain cancer clinical trial or July 1, 2010 or, such termination by Cognate results from failure of the brain cancer clinical trial to complete patient enrollment by July 1, 2009, the Company is obligated to make an additional termination fee payment to Cognate equal to $2 million.  Although the Company failed to complete enrollment the brain cancer clinical trial by July 1, 2009 Cognate has elected not to terminate the agreement and as such the $2 million termination penalty had not been triggered as of December 31, 2009.  Since July 1, 2009 with the mutual agreement of Cognate and the Company the agreement has continued on a month to month basis on the same terms as included in the original agreement.

Cognate has moved its operations from Sunnyvale, Califormia to its newer facility in Memphis, Tennessee. The capacity in Memphis is approximately 600 patients per year, which we believe will be sufficient for our Phase II clinical trial for DCVax® -Brain. We have a plan with Cognate to accommodate an increase in production capacity based on demand and have detailed plans and cost analysis for additional  modular expansions which should increase the capacity of the current facilities from approximately 600 patients to over 9,000 patients per year.

During the years ending December 31, 2008 and 2009, respectively, the Company recognized approximately $7.8 million and $7.3 million of research and development costs related to these service agreements. As of December 31, 2009 and 2008, the Company owed Cognate approximately $5.9 and $1.1 million, respectively.

During 2009, the Company and Cognate BioServices ("Cognate") agreed that most of the accounts payable owed by the Company to Cognate, will be converted into shares of common stock instead of paid in cash.  The conversion price will be no less favorable than the conversion price applied to any other creditor of the Company.  The impact of the conversion will result in a reduction of liabilities for the amount converted.  In addition, the Company will recognize the value of common stock issued in excess of the amount of accounts payable converted, if any, as a charge to operations when the conversion takes place.  Finalization of these arrangements is in process.

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

During the years ending December 31, 2009 and 2008, respectively, the Company recognized approximately $0.7 million and $0.6 million of general and administrative costs related to this recapitalization agreement, rent expense, as well as legal, travel and other costs incurred by Toucan Capital on the Company’s behalf. At December 31, 2009 and 2008, accrued expenses payable to Toucan Capital management amounted to $0.5 million and $0.4 million, respectively, and are included in the accompanying consolidated balance sheets.

Also during 2009, the Company agreed with Toucan Capital, Toucan Partners and Linda Powers that a portion of the accrued expenses owed by the Company to these parties for certain expense reimbursements will be converted into shares of common stock instead of paid in cash.  Toucan Capital, Toucan Partners and Linda Powers have paid certain expenses on behalf of the Company.  The parties agreed that these accrued expenses will be converted into common stock (at a conversion rate of $0.20 per share).  The parties are in the process of determining the amounts of unbilled accrued expenses.  The impact of the conversion will result in a reduction of liabilities for the amount converted.  In addition, the Company will recognize the value of common stock issued in excess of the amount of the accrued expenses converted, if any, as a charge to operations when the conversion takes place.  Finalization of these arrangements is in process.

On March 21, 2008, the Company executed a Sublease Agreement (the “Sublease Agreement”) with Toucan Capital for the space the Company uses as its headquarters at 7600 Wisconsin Avenue, Suite 750, Bethesda, Maryland. The Sublease Agreement is effective as of July 1, 2007 and expires on October 31, 2016, unless sooner terminated according to its terms. Previously, the Company had been occupying its Bethesda headquarters under an oral arrangement with Toucan Capital Corporation, whereby the Company was required to pay base rent of $32,949.10 per month through December 31, 2007. Under the Sublease Agreement, the Company was required to pay base rent of $34,000 per month during the year 2008, which monthly amount was to increase by $1,000 on an annual basis, to a maximum of $42,000 per month during 2016, the last year of the lease term. In addition to monthly base rent, the Company was and remains obligated to pay operating expenses allocable to the subleased premises under Toucan Capital master lease.  Effective November 30, 2009, the Sublease was terminated in connection with termination and buyout of the overall lease of this space.  (The overall lease and the Company’s Sublease had 7 years left to run at that time).  The termination and buyout did not require any lump sum exit payment.  Instead, it requires a partial payout over several years.  The obligation for the Company will be less than $5,000 per month during 2010 and 2011.

(7)  Income Taxes

There was no income tax benefit attributable to net losses for 2008 and 2009. The difference between taxes computed by applying the U.S. federal corporate rate of 34% and the actual income tax provisions in 2008 and 2009 is primarily the result of establishing a valuation allowance on the Company’s deferred tax assets arising primarily from tax loss carry forwards.

The tax effects of temporary differences and tax loss and credit carry forwards that give rise to significant portions of deferred tax assets and liabilities at December 31 are comprised of the following (in thousands):

	2008	2009
Net operating loss carry forwards	$32,229	$36,666
Research and development credit carry forwards	2,229	2,549
Other	(102)	165
Gross deferred tax assets	34,356	39,380
Less valuation allowance	(34,356)	(39,380)
Net deferred tax assets	$—	$—

The increase in the valuation allowance for deferred tax assets for 2008 and 2009 of $6.6 million and $5.0 million, respectively, was due to the inability to utilize net operating losses and research and development credits.

At December 31, 2009, the Company had net operating loss carry forwards for income tax purposes of approximately $107.8 million and unused research and development tax credits of approximately $2.5 million available to offset future taxable income and income taxes, respectively, expiring beginning 2019 through 2029. The Company’s ability to utilize net operating loss and credit carry forwards is limited pursuant to the Tax Reform Act of 1986, due to cumulative changes in stock ownership in excess of 50% such that some net operating losses may never be utilized.  The tax years 2006 through 2009 remain open to examination by federal agencies and other jurisdictions in which the Company operates.

(8)  Commitments and Contingencies

(a) Lease Obligations

  The Company terminated its lease with Toucan Capital Corporation on December 31, 2009. The Company is currently negotiating to lease a new headquarters facility from a third party. The Company is obligated to pay monthly payments of approximately $5,000 per month during 2010 and 2011 under the terminated lease.

Rent expense was approximately $447,000 and $431,000 in 2008 and 2009, respectively.

(b) Purchase Commitments

As of December 31, 2009, the Company has no contractual obligations other than the month to month agreement with Cognate.

(c) Legal Matters

SOMA Arbitration

In January, 2003, Toucan Capital initiated contact with the Company through a letter expressing interest in investing. The Company’s then business managers (who left the Company that year) did not engage with Toucan.  In the spring and summer of 2003, Toucan hired a former employee of the Company, and Toucan retained external advisers who conducted due diligence on the Company. In January, 2004, Toucan pursued investment discussions with the Company at an investment conference.  Those discussions led to initial investment by Toucan a few weeks later, in February 2004, followed by further investment in March and culminating in a recapitalization of the Company pursuant to an agreement completed in April, 2004.

On October 15, 2003, the Company engaged Soma Partners, LLC (Soma), a New Jersey-based investment bank, to help raise funding for the Company.  Although Toucan had initiated contact with the Company ten months earlier and had been conducting due diligence on the Company both internally and externally over the course of those ten months, and although Soma was not present at the January 2004 discussions and did not know such discussions were taking place, thereafter Soma sought to receive investment banking fees on all investment made by Toucan into the Company, despite the chronology of events.

The Company sought to reach a negotiated settlement.  Soma declined to reduce the amount of its claims, and filed an arbitration case to pursue the claims.  Soma also expanded its claims to include not only the investments made by Toucan in 2004, but also all future financings which might be made pursuant to the recapitalization plans that Toucan and the Company had developed for up to $40 million of future financings.  In its arbitration case at various points, Soma sought growing amounts of cash fees and in excess of 10 million shares of stock or warrants.

The arbitration case turned on whether Soma had “first introduced” Toucan to the Company.  The Company vigorously disputed Soma’s claims and defended itself.  The arbitration was held in March and May 2005, and all claims were decided in the Company’s favor.

Soma then filed a series of appeals during 2005.  In the first appeal, the court rejected all of Soma’s claims and confirmed the decision reached in the arbitration.  Soma then filed another appeal in 2006.  In that appeal, the court found an issue with the selection of the arbitrator, and remanded the case for a new arbitration.  Sometime during this period, Soma went out of business, but its former principals still continue to pursue the claims against the Company.

The new arbitration was conducted in May and June of 2009, by a three-arbitrator panel.  Once again, all claims were decided in the Company’s favor.  Soma’s former principals did not file further appeals after that decision, and the case is now finally closed.

Lonza Patent Infringement Claim

      In late June 2007, the Company received a favorable ruling from a Swiss regulatory agency (the B.A.G.), which was expected at the time to enable the Company to begin providing its DCVax® dendritic cell vaccines to patients commercially through designated medical centers in Switzerland.  Within weeks after this decision was announced, on July 27, 2007, Lonza Group AG (“Lonza”), a large Swiss based corporation, filed a lawsuit against us in the U.S., alleging infringement of some eight different patents, relating to recombinant DNA methods, sequences, vectors and other technology relating to gene modifications of cells, cell lines and host cells.

      None of the Company’s DCVax® products involve, or have ever involved, any gene modifications of any of the cells.  The lawsuit was groundless and we defended ourselves vigorously, including making clear that we would seek court sanctions under the Federal Rules of Civil Procedure against Lonza and its counsel for filing a complaint without any reasonable basis. Within five months after filing its extensive complaint, Lonza unilaterally withdrew nearly all of the claims in it – all claims except certain claims relating to our DCVax®-Prostate product.

      Regarding the DCVax®-Prostate product, Lonza sought to still pursue its claims on the basis that although the Company itself had never used any gene expression or gene modification technology, instead Medarex – who had served as the contract manufacturer of the PSMA antigen (biomarker) in DCVax®-Prostate and supplied the finished PSMA antigen to us – had potentially used Lonza’s gene expression system.  Although the Company had had no involvement in (and no knowledge of) Medarex’s choice of manufacturing method, and had simply contracted with Medarex for delivery of a quantity of finished PSMA, Lonza sought to hold the Company liable for this because Lonza had reached a business deal with Medarex several years earlier which precluded Lonza pursuing claims against Medarex.

      We continued to dispute and defend ourselves vigorously against Lonza’s remaining claims concerning DCVax®-Prostate.  During the course of the case, Lonza proposed several times for us to take a license to their gene expression technology.  Since we had no use for their technology, we declined.

     Within another four months after Lonza’s unilateral withdrawal of all other claims in its complaint, in April 2008 we and Lonza entered into a settlement to dispose of the last of Lonza’s claims.  Under this settlement, we refused to pay make any monetary payment of any kind, refused to take a license to Lonza’s technology, and agreed to only one thing: to destroy our remaining inventory of PSMA which had been produced by Medarex, and which had been sitting in our freezers for nearly ten years.  Under this settlement, the last of Lonza’s claims were dismissed with prejudice (meaning they cannot be re-filed), thus ending the case.

Stockholder Class Action

       In February 2007, the Company applied to the Bundesamt für Gesundheit (B.A.G.) in Switzerland for an Authorization for Use, so that the Company could make DCVax® available to patients commercially at designated medical centers in Switzerland.  At that time, the B.A.G. had jurisdiction over transplants, and a separate agency, Swissmedic, had jurisdiction over drugs and other medical products.  Our DCVax® dendritic cell vaccine was classified as a standardized transplant.  The B.A.G. had jurisdiction to issue Authorizations for Use, which were a form of limited regulatory approval for which there is no counterpart or similar form of approval in the U.S.  Swissmedic had jurisdiction to issue Marketing Authorizations, which are full commercial approvals without limitations, and which are similar to product approvals that are issued by the Food and Drug Administration (FDA) in the U.S.

      In June 2007, the Company received a favorable decision from the B.A.G. granting the Authorization for Use for which the Company had applied.  As this was a material event, the Company issued a press release announcing and describing it.  A tremendous amount of activity in our stock followed the announcement, and the stock price rose quite substantially.  There was also a large amount of confusion about what the Company had received.  Various parties thought the Company had received a Marketing Authorization from Swissmedic.  No one was familiar with an Authorization for Use from the B.A.G.  After growing controversy in the days following our public announcement of the Authorization for Use, the Company issued a second public announcement clarifying that the Company had neither applied for nor received a Marketing Authorization from Swissmedic.  The Company also sought to clarify in the second announcement what the Authorization for Use was, and what it provided.

       Following our second public announcement, our stock price dropped sharply.  Within the next weeks and months, six class action lawsuits were filed by parties who bought stock between our first public announcement and our second one, seeking damages on the basis that our public announcements had not been clear enough and had been misleading.

       The Company disputed the claims and strongly defended ourselves.  In January, 2009, the Company reached a settlement which disposed of all six class action cases, in their entirety, for a single payment of $1 million.  The Company entered this settlement because the amount to be paid was a small fraction of what it would have cost to proceed with litigation of the cases.  The settlement also removed the diversion of management time and attention, which was needed on the Company’s operations.  The entire $1 million settlement payment and all of our defense costs were paid by our Directors’ and Officers’ liability insurance.  The settlement executed in January of 2009 was approved by the applicable court in June 2009, and all of the cases were dismissed with prejudice (meaning they cannot be re-filed), thus ending these cases.  Our Directors’ and Officers’ liability insurer has renewed and continued our coverage throughout the time since these cases were brought, unaffected by these cases.

      In Switzerland, subsequent to the B.A.G’s favorable decision to us in June 2007, the B.A.G and Swissmedic underwent a reorganization, and the B.A.G’s jurisdiction was transferred to Swissmedic.  Following that reorganization, each party who had received a B.A.G decision, such as NWBT had received, was requested to file a Marketing Authorization Application (MAA) with Swissmedic for full product approval.  NWBT did so at year end 2007.  During the two-plus years since then, Swissmedic has conducted inspections, and has been reviewing and evaluating the Company’s MAA.

SEC Inquiry

On August 13, 2007, the Company was notified that the SEC had initiated a non-public informal inquiry regarding the events surrounding our application for and receipt of the Authorization for Use from the B.A.G., and our related press releases dated July 9, 2007 and July 16, 2007. On March 3, 2008 the Company was notified that the SEC had initiated a formal investigation regarding this matter. The Compnay cooperated with the SEC in connection with the inquiry, and after a thorough investigation, the SEC notified us that they had found no basis for any action and had closed the investigation.

We have no other legal proceedings pending at this time.

(9)  Notes Payable

Toucan Capital Loans

From February 1, 2004 through September 7, 2005, the Company issued 13 promissory notes to Toucan Capital when Toucan Capital loaned the Company $6.75 million representing bridge loan financing.

Toucan Partners Loans

From November 14, 2005 through May 25, 2007, the Company issued 15 promissory notes to Toucan Partners when Toucan Partners loaned the Company $4.825 million.  The promissory note agreements were amended and restated into the 2007 Convertible Notes.  The 2007 Convertible Notes also included warrants to purchase shares of Series A-1 Preferred Stock ("2007 Warrants").  The Company repaid $5.3 million of principal and accrued interest due to Toucan Partners during 2007.  Toucan Partners holds warrants related to these notes which are convertible into 8,832,541 shares of Common Stock at $0.60 per share.

Under the terms of the June 22, 2007 Conversion Agreement discussed in Note 2 above, Toucan Partners agreed to eliminate all of its existing rights to receive Series A-1 Preferred Stock in connection with the 2007 Convertible Notes and 2007 Warrants (and thereafter to receive shares of Common Stock at $0.60 per share rather than shares of Series A-1 Preferred Stock at $1.60 per share), and the rights, preferences and protections associated with the Series A-1 Preferred Stock, including the liquidation preference that would entitle Toucan Partners to certain substantial cash payments, in return for the issuance by the Company of 2,572,710 shares of Common Stock.

Toucan Partners loaned the Company $1.0 million on August 19, 2008 (the “Toucan Partners August Loan”) under the terms of an unsecured promissory note with a principal amount of $1,060,000 (reflecting an original issue discount of $60,000).  The note was initially due on February 19, 2009.  Toucan Partners agreed to extend the maturity of the note until September 28, 2009, when the note principal and accrued interest (including a default penalty of 0.25% per month) amounting to $1,156,718 was converted to 5,783,589 shares of common stock at a conversion rate of $0.20.  In connection with the conversion, the Company issued Toucan Partners a warrant to purchase 690,000 shares of common stock at an exercise price of $0.20 per share.  The fair value of the warrant, $474,840, was recorded as an inducement cost in 2009. The fair value of the warrant was determined using the Black Scholes model, assuming a term of three years, volatility of 156%, no dividends, and a risk-free interest rate of 1.47%.

Toucan Partners loaned the Company $500,000 on December 22, 2008 under the terms of an unsecured 12% promissory note (the “Toucan Partners December Loan”).  The note was initially due on June 22, 2009.  In connection with the promissory note, the Company issued to Toucan Partners a warrant to purchase 132,500 shares of common stock at an exercise price of $0.40 per share and a term of 5 years.  The Company recognized the notes and warrant based on their relative fair values of $453,000 and $47,000, respectively.  The relative fair value of the warrants was classified as a component of additional paid-in capital with the corresponding amount reflected as a debt discount.  The fair value of the warrants was determined using the Black Scholes model, assuming a term of five years, volatility of 197%, no dividends, and a risk-free interest rate of 1.53%. Toucan Partners agreed to extend the term of the note until September 28, 2009, when the note principal and accrued interest (including a default penalty of 0.25% per month) amounting to $552,738 was converted to 2,763,691 shares of common stock at a conversion rate of $0.20 to bring the December Loan into conformity with the SDS and Private Lender Notes issued in October and November 2008, as agreed by the parties at the time of the Toucan Partners December Loan. The Company issued Toucan Partners a warrant  to purchase 513,841 shares of common stock at an exercise price of $0.41 per share.  In connection with the conversion, the Company issued Toucan Partners a warrant to purchase 152,375 shares of common stock at an exercise price of $0.20 per share.  The fair value of the warrants, $337,015 and $104,861, was recorded as an inducement cost in 2009. The fair value of the warrants were determined using the Black Scholes model, assuming a term of three years, volatility of 156%, no dividends, and a risk-free interest rate of 1.47%.

Toucan Partners loaned the Company a total of $1,300,000 on June 30, 2009, July 2, 2009 and July 17, 2009 under unsecured 6% convertible promissory notes due June 29, 2011, July 1, 2011 and July 16, 2011.  The conversion feature of the notes allows Toucan Partners to receive shares of common stock, at a conversion price of $0.20.  The intrinsic value of the convertible notes resulted in a beneficial conversion feature amounting to $1,300,000 which was recorded as a debt discount to be amortized over the term of the notes.

Other

Al Rajhi loaned the Company $4.0 million on May 12, 2008 under the terms of an unsecured promissory note with a principal amount of $4,240,000 (reflecting an original issue discount of $240,000).  Al Rajhi may elect to have the original issue discount amount paid at maturity in shares of common stock, at a price per share equal to the average closing price of the Company’s Common Stock on the NASD OTCBB during the ten trading days prior to the execution of the agreement. The intrinsic value of the note did not result in a beneficial conversion feature. The note was initially due on November 12, 2008.  Al Rajhi agreed to extend the maturity date of the note until December 31, 2009, and as consideration the Company issued Al Rajhi two warrants to purchase 673,016 and 1,070,095 shares of common stock at an exercise price of $0.63 per share. The Company recognized the fair value of the warrants of $1,108,908, as a charge against income in 2009. The fair value of the warrants was determined using the Black Scholes model, assuming a term of three years, volatility of 159% and 152%, no dividends, and risk-free interest rates of 1.63 and 1.43%.  On February 22, 2010, Al Rajhi agreed to extend the term of the note to December 31, 2010.

On October 1, 2008, the Company entered into a $1 million unsecured 12% Loan Agreement with SDS (the “SDS Loan”).  The SDS Loan was initially due April 1, 2009, and SDS agreed to extend the maturity on terms that are currently being negotiated. Under the SDS Loan the Company issued SDS a warrant to purchase 299,046 shares of common stock at an exercise price of $0.53 per share and a term of 5 years.  The Company recognized the SDS Loan and warrants based on their relative fair values of $625,000 and $375,000, respectively.  The relative fair value of the warrants was classified as a component of additional paid-in capital with the corresponding amount reflected as a debt discount.  The fair value of the warrants was determined using the Black Scholes model, assuming a term of five years, volatility of 194%, no dividends, and a risk-free interest rate of 2.87%.  In addition to the warrant issued to SDS under the SDS Loan, the Company issued SDS an additional warrant as a placement fee to purchase 398,729 shares of common stock  at an exercise price equal to $0.53 per share and a term of 5 years.

On dates between October 21, 2008 and November 6, 2008, the Company entered into unsecured 12% Loan Agreements (the “Private Investor Loans”) and Promissory Notes (the “Private Investor Promissory Notes”) with SDS and a group of private investors (the “Private Investors”).  Under the Private Investor Promissory Notes, SDS loaned the Company $1 million and the Private Investors loaned the Company $650,000 for a total of $1.65 million. The Private Investor Promissory Notes were initially due in April 2009, and the Private Investors (excluding SDS) agreed to extend the maturity date to June 2010.  SDS agreed to extend the maturity on terms that are currently being negotiated.  In connection with the Private Investor Promissory Notes, the Company issued to SDS and the Private Investors warrants to purchase 2,132,927 shares of common stock at an exercise price of $0.41 per share and a three year term.  The Company recognized the notes and warrants based on their relative fair values of $1,053,000 and $597,000, respectively.  The relative fair value of the warrants was classified as a component of additional paid-in capital with the corresponding amount reflected as a debt discount.  The fair value of the warrants was determined using the Black Scholes model, assuming a term of three years, volatility of 158%, no dividends, and a risk-free interest rate of 1.86%.  The Company granted SDS and the Private Investors piggyback registration rights for any shares of common stock issued upon exercise of the warrants.  Additionally, SDS received certain rights relating to subsequent financings, subject to the Company’s right to pre-pay SDS and avoid the rights being triggered.  On September 28, 2009, as consideration for extending the maturity of the note through June 2010, the Company issued warrants to purchase 861,250 shares of common stock  at an exercise price of $0.20 per share and a three year term. The Company recognized the fair value of the warrants of $568,458, as a charge against income in 2009. The fair value of the warrants was determined using the Black Scholes model, assuming a term of three years, volatility of 150%, no dividends, and risk-free interest rates of 1.47%.

During March 2009, the Company received $650,000 upon issuing unsecured 6% convertible loan agreements and promissory notes due in March 2011 to a group of private lenders (“Private Lenders”).  The conversion feature allows the holders to receive shares of common stock only, and not cash or other consideration, at a conversion price of $0.63.  The intrinsic value of the convertible notes resulted in a beneficial conversion feature amounting to $73,000 which was recorded as a debt discount to be amortized over the term of the notes.

During March 2009, the Company received $110,000 upon issuing a unsecured 6% convertible loan agreement and promissory note due on March 25, 2011 to a Private Lender.  Upon receiving a request for conversion, the Company may elect to settle the instrument in cash or pay the total principal and accrued interest in shares of common stock, at a conversion price of $0.63.  The Company has assessed the note and concluded that the amount of the loan attributable to equity is immaterial.  The intrinsic value of the note did not result in a material beneficial conversion feature.

On dates between August 13, 2009 and September 24, 2009, the Company received $580,000 upon issuing unsecured 6% convertible loan agreements and promissory notes due in August and September 2011 to a group of Private Lenders.  The conversion feature allows the holders to receive shares of common stock at a conversion price of $0.20.  The intrinsic value of the convertible notes resulted in a beneficial conversion feature amounting to $580,000 which was recorded as a debt discount to be amortized over the term of the notes.

On dates between October 6, 2009 and December 31, 2009, the Company received $215,000 upon issuing unsecured 6% convertible loan agreements and promissory notes due in August and September 2011 to a group of Private Lenders.  The conversion feature allows the holders to receive shares of common stock at a conversion price of $0.20.  The intrinsic value of the convertible notes resulted in a beneficial conversion feature amounting to $205,000 which was recorded as a debt discount to be amortized over the term of the notes.

On dates between October 6, 2009 and December 31, 2009, the Company received $505,000 upon issuing unsecured 6% convertible loan agreements and promissory notes due in August and September 2011 to a group of Private Lenders.  The conversion feature allows the holders to receive shares of common stock only, and not cash or other consideration, at a conversion price of $0.50.  The intrinsic value of the convertible notes resulted in a beneficial conversion feature amounting to $295,000 which was recorded as a debt discount to be amortized over the term of the notes.

The Company issued two convertible notes payable to two key employees on September 28, 2009, in lieu of cash payment of salaries amounting to $125,000.  Each of the notes allowed the employees to elect either to receive payment of the principal balance or shares of common stock at a price of $0.20 on November 1, 2009.  562,500 shares of common stock were issued to the employees when they elected to convert the principal balance of the notes payable on November 1, 2009.

Notes payable classified as current liabilities consists of the following at December 31, 2008 and December 31, 2009 (in thousands):

	December 31, 2008	December 31, 2009
12% unsecured note payable to SDS	$1,000	$1,000
12% unsecured notes payable to SDS and Private Investors, (net of warrant related discount $603 and $0 in 2008 and 2009, respectively)	1,047	1,650
Total notes payable (net)	$2,047	$2,650
12% note payable to Al Rajhi	$4,000	$4,000
12% note payable to Toucan Partners	1,000	–
12% note payable Toucan Partners (net of warrant related discount $46 in 2008)	454	–
Total notes payable related parties (net)	$5,454	$4,000

Notes payable classified as long-term liabilities consists of the following at December 31, 2008 and December 31, 2009 (in thousands):

	December 31, 2008	December 31, 2009
6% unsecured convertible note payable to Toucan Partners, due July, 2011 and November 2011, (net of discount related to beneficial conversion feature $1,002 in 2009)	$–	$298
Total long-term debt related parties (net)	$–	$298

6% unsecured convertible notes payable to Private Lenders, due in August and September 2011, (net of discount related to beneficial conversion feature $485 in 2009)	–	95
6% unsecured convertible notes payable to Private Lenders, due March 25, 2011, (net of discount related to beneficial conversion feature $46 in 2009)	–	604
6% unsecured convertible notes payable to Private Lenders, due October, 2011, (net of discount related to beneficial conversion feature $194 in 2009)	–	21
6% unsecured convertible notes payable to Private Lenders, due October and December 2011, (net of discount related to beneficial conversion feature $274 in 2009)	–	231
6% unsecured convertible note payable to Private Lender, due March 25, 2011	–	110
Total long-term debt (net)	$–	$1,061

(10)  Unaudited Quarterly Financial Information (in thousands, except loss per share data)

The following table contains selected unaudited statement of operations information for each of the quarters in 2008 and 2009. The Company believes that the following information reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter 2008	Second Quarter 2008	Third Quarter 2008	Fourth Quarter 2008
Total revenues	$—	$—	$10	$—
Net loss applicable to common stockholders	$(5,625)	$(6,050)	$(5,414)	$(4,342)
Net loss per share applicable to common stockholders — basic and diluted	$(0.13)	$(0.14)	$(0.13)	$(0.10)
Weighted average shares used in computing basic and diluted loss per share	42,346	42,376	42,493	42,493

	First Quarter 2009	Second Quarter 2009	Third Quarter 2009	Fourth Quarter 2009
Total revenues	$—	$—	$10	$—
Net loss applicable to common stockholders	$(4,576)	$(4,095)	$(12,241)	$(4,359)
Net loss per share applicable to common stockholders — basic and diluted	$(0.11)	$(0.09)	$(0.27)	$(0.08)
Weighted average shares used in computing basic and diluted loss per share	43,385	45,069	45,276	57,966

(11)  Subsequent Events

On February 22, 2010 the Company entered into a Stock Purchase and Stock Conversion and Loan Extension Agreement with Al Rajhi Holdings in which the Company and Al Rajhi agreed as follows:

•
The Company agreed to sell to Al Rajhi 553,333 shares of its common stock at a price of $0.75 per share for a total consideration of $415,000.  The Company granted Al Rajhi piggyback registration rights for the shares issued under the sale of the securities.  The Stock Purchase and, Stock Conversion and Loan Extension Agreement contains the usual representations, warrants and covenants.

•
Al Rajhi agreed to convert the interest accrued pursuant to the Note and Loan Agreement dated May 6, 2008 into shares of common stock of the Company.  A total of $853,952 was converted into 1,138,603 shares of common stock at a conversion price of $0.75 cents per share.

•	Al Rajhi agreed to extend the term of the May 6, 2008 Note to by one year to December 31, 2010.
•
The Company agreed to extend by one year the term of the warrants issued to Al Rajhi in consideration of previous extensions of the term of the note from November 6, 2008 to May 6, 2009 and from May 6 2009 through December 31, 2009.

•	The Company also agreed to sell to Al Rajhi an additional 1,106,666 shares of its common stock at a price of $0.75 per share for a total consideration of $830,000.

As of April 5, 2010 the Company had received through this agreement $1,088,750 from Al Rajhi though the sale of 1,451,666 shares of its common stock.

On April 1, 2010 the Company received $150,000 from the sale of 200,000 shares of its common stock to a private investor. The Company granted the private investor piggyback registration rights for the shares issued under the sale of the securities.

On dates between January 8, 2010 and March 29, 2010, the Company received $875,000 upon issuing unsecured 6% convertible loan agreements and promissory notes due between January and March 2012 to a group of Private Lenders.  The conversion feature allows the holders to receive shares of common stock only, and not cash or other consideration, at a conversion price of $0.50.

During 2010 we also issued 560,082 shares of common stock in exchange for services.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on April 15, 2010.

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

10.4	Form of Loan Agreement and 10% Convertible, Promissory Note between the Company and Toucan Partners, LLC.(10.4)(23)

10.5	Amended and Restated Investor Rights Agreement dated April 17, 2006.(10.4)(18)

10.6	Second Amended and Restated Investor Rights Agreement dated June 22, 2007 between the Company and Toucan Capital Fund II, LLP.(10.3)(29)

10.7	Securities Purchase Agreement, dated March 30, 2006 by and among the Company and the Investors identified therein.(10.1)(6)

10.8	Form of Warrant.(10.2)(6)

10.9	Warrant to purchase securities of the Company dated April 26, 2004 issued to Toucan Capital Fund II, L.P.(10.9)(7)

10.10	Warrant to purchase securities of the Company dated June 11, 2004 issued to Toucan Capital Fund II, L.P.(10.8)(7)

10.11	Warrant to purchase securities of the Company dated July 30, 2004 issued to Toucan Capital Fund II, L.P.(10.7)(7)

10.12	Warrant to purchase securities of the Company dated October 22, 2004 issued to Toucan Capital Fund II, L.P.(10.3)(8)

10.13	Warrant to purchase securities of the Company dated November 10, 2004 issued to Toucan Capital Fund II, L.P.(10.3)(9)

10.14	Warrant to purchase securities of the Company dated December 27, 2004 issued to Toucan Capital Fund II, L.P.(10.3)(10)

10.15	First Amendment to Warrants between Northwest Biotherapeutics, Inc. and Toucan Capital Fund II, L.P. dated January 26, 2005.(10.5)(1)

10.16	Warrant to purchase Series A Preferred Stock dated January 26, 2005 issued to Toucan Capital Fund II, L.P.(10.2)(1)

10.17	Warrant to purchase securities of the Company dated April 12, 2005 issued to Toucan Capital Fund II, L.P.(10.39)(11)

10.18	Warrant to purchase securities of the Company dated May 13, 2005 issued to Toucan Capital Fund II, L.P.(10.3)(12)

10.19	Warrant to purchase securities of the Company dated June 16, 2005 issued to Toucan Capital Fund II, L.P.(10.3)(13)

10.20	Warrant to purchase securities of the Company dated July 26, 2005 issued to Toucan Capital Fund II, L.P.(10.3)(14)

10.21	Warrant to purchase securities of the Company dated September 7, 2005 issued to Toucan Capital Fund II, L.P.(10.3)(15)

10.22	Amended Form of Warrant to purchase securities of the Company dated November 14, 2005 and April 17, 2006, as amended April 14, 2007, issued to Toucan Partners, LLC.(10.21)(23)

10.23	Form of Warrant to purchase securities of the Company dated April 14, 2007 issued to Toucan Partners, LLC.(10.22)(23)

10.24	Loan Agreement and 10% Convertible Promissory Note in the principal amount of $100,000 between the Company and Toucan Partners, LLC, dated April 27, 2007.(10.1)(24)

10.25	Warrant to purchase securities of the Company issued to Toucan Partners, LLC, dated April 27, 2007. (10.2)(24)

10.26	Form of Toucan Partners Loan Agreement and 10% Convertible Note, dated as of June 1, 2007.(10.1)(27)

10.27	Form of Toucan Partners Warrant, dated as of June 1, 2007.(10.2)(27)

10.28	Amended and Restated Warrant to purchase Series A Preferred Stock issued to Toucan Capital Fund II, L.P., dated as of June 1, 2007.(10.3)(27)

10.29	Warrant to purchase Series A-1 Preferred Stock issued to Toucan Capital Fund II, L.P., dated as of June 1, 2007.(10.4)(27)

10.30	Warrant to purchase Series A-1 Preferred Stock issued to Toucan Capital Fund II, L.P., dated as of June 1, 2007.(10.5)(27)

10.31	Northwest Biotherapeutics, Inc. $225,000 Demand Note dated June 13, 2007.(10.1)(28)

10.32	Conversion Agreement dated June 15, 2007 and effective June 22, 2007 between the Company and Toucan Capital Fund II, LLP.(10.1)(29)

10.33	Termination Agreement dated June 22, 2007 between the Company and Toucan Capital Fund II, LLP.(10.2)(29)

10.34	NOMAD Agreement dated June 15, 2007 and effective June 22, 2007 between the Company and Collins Stewart Europe Limited.(10.4)(29)

10.35***	Employment Agreement dated June 18, 2007 between Dr. Alton L. Boynton and the Company. (10.6)(29)

10.36***	Employment Agreement dated October 1, 2007 between Anthony P. Deasey and the Company.(10.1)(30)

10.37***	Letter of Appointment for Linda F. Powers.(10.8)(29)

10.38***	Letter of Appointment for R. Steve Harris.(10.9)(29)

10.39	Form of Warrant to purchase common stock of the Company, as amended.(10.27)(18)

10.40**	Northwest Biotherapeutics DCVax — Brain Services Agreement with Cognate BioServices, Inc. dated May 17, 2007.(10.1)(25)

10.41***	1998 Stock Option Plan.(10.15)(2)

10.42***	1999 Executive Stock Option Plan.(10.16)(2)

10.43***	2001 Stock Option Plan.(10.17)(2)

10.44***	2001 Nonemployee Director Stock Incentive Plan.(10.18)(2)

10.45***	Employee Stock Purchase Plan.(10.19)(2)

10.46***	2007 Stock Option Plan.(10.5)(29)

10.47***	Form of Stock Option Agreement under the 2007 Stock Option Plan.(10.2)(31)

10.48	Lease Agreement.(10.34)(18)

10.49	Lease Extension between the Company and the International Union of Operating Engineers Local 302, dated May 31, 2007(10.1)(26).

10.50	Clinical Study Agreement between the Company and the Regents of the University of California dated February 14, 2006.(10.35)(18)

10.51***	Employment Agreement dated June 18, 2007, by and between Jim Johnston and the Company.(10.7)(29)

10.52***	Form of Stock Option Agreement, dated December 31, 2007, by and between Dr. Alton L. Boynton and the Company.(99.1)(32)

10.53***	Form of Stock Option Agreement, dated December 31, 2007, by and between Dr. Marnix Bosch and the Company.(99.2)(32)

10.54	Sublease Agreement, dated as of March 21, 2008, between the Company and Toucan Capital Corporation.(10.1)(34)

10.55	Loan Agreement and Promissory Note, dated May 9, 2008 between the Company and Al Rajhi Holdings WLL (4.5)(36)

10.56	Loan Agreement and Promissory Note, dated August 19, 2008 between the Company and Toucan Partners LLC (10.1)(37)

10.57	Loan Agreement and Promissory Note, dated October 1, 2008 between the Company and SDS Capital Group SPC, Ltd (10.2)(38)

10.58	Warrant, dated October 1, 2008, between the Company and SDS Capital Group SPC, Ltd (10.3)(38)

10.59	Loan Agreement and Promissory Note, dated October 21, 2008, between the Company and SDS Capital Group SPC, Ltd (10.4)(39)

10.60	Form of Loan Agreement and Promissory Note, dated November 6, 2008, between the Company and a Group of Private Investors (10.5)(39)

10.61	Form of Warrant, dated November 6, 2008, between the Company and SDS Capital Group SPC. Ltd and a Group of Private Investors (10.5)(39)

10.62	Loan Agreement and Promissory Note, dated December 22, 2008, between the Company and Toucan Partners LLC (10.62)(40)

10.63	Form of Warrant, dated December 22, 2008, between the Company and Toucan Partners LLC (10.62)(40)

10.64	Form of Securities Purchase Agreement, dated January 16, 2009, by and among the Company and Al Rajhi Holdings (10.62)(40)

10.65	Securities Purchase Agreement, dated March 27, 2009 by and among the Company and a Group of Equity Investors (10.62)(40)

10.66	Form of Warrant, dated March 27,2009, between the Company and a Group of Equity Investors (10.62)(40)

10.67	Form of Loan Agreement and Promissory Note, dated March 27 2009, between the Company and a Group of Private Lenders (10.62)(40)

10.68	Conversion Agreement effective September 28, 2009 between the Company and Toucan Partners, LLC (10.1) (41)

10.69	Form of Loan Extension Agreement dated September 28, 2009 (10.2) (42)

10.70***	Retention Agreement between Dr. Alton L. Boynton and the Company dated September 28, 2009 (10.3) (42)

11	Computation of net loss per share included within the Northwest Biotherapeutics, Inc. audited financial statements for the year ended December 31, 2008 included in this Annual Report on Form 10-K.

21	Subsidiary of the registrant.(21.1)(35)

23*	Consent of Peterson Sullivan LLP, Independent Registered Public Accounting Firm.

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

(3)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Registration Statement on Form 8-A on July 8, 2002.

(4)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Form 10-K on May 14, 2004.

(5)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Quarterly Report on Form 10-Q on November 14, 2005.

(6)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on March 31, 2006.

(7)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on August 6, 2004.

(8)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on October 28, 2004.

(9)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on November 16, 2004.

(10)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on December 30, 2004.

(11)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Annual Report on Form 10-K on April 15, 2005.

(12)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8- K on May 18, 2005.

(13)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on June 21, 2005.

(14)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on August 1, 2005.

(15)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on September 9, 2005.

(16)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Quarterly Report on Form 10-Q on November 14, 2003.

(17)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on August 5, 2005.

(18)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 10-K on April 18, 2006.

(19)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on April 26, 2006.

(20)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Form 10-K/A on June 30, 2006.

(21)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant Registration Statement on Form S-1 (File No. 33-134320) on May 19, 2006.

(22)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1(File No. 333-134320) on July 17, 2006.

(23)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Form 10-K on April 17, 2007.

(24)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on May 3, 2007.

(25)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on May 21, 2007.

(26)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on June 4, 2007.

(27)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on June 7, 2007.

(28)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on June 18, 2007.

(29)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on June 22, 2007.

(30)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on October 2, 2007.

(31)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Registration Statement on Form S-8 on November 21, 2007.

(32)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on January 3, 2008.

(33)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 on January 28, 2008.

(34)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on March 24, 2008.

(35)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 on December 17, 2007.

(36)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on May 15, 2008, 2008.

(37)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Quarterly Report on Form 10-Q on August 19, 2008.

(38)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on October 6, 2008.

(39)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on November 11, 2008.

(40)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Form 10-K on April 15, 2008

(41)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Quarterly Report on Form 10-Q on August 14, 2008.