Form 10-Q
period 2010-03-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2010-05-21
CIK 1072379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____

Commission file number 000-33393

Northwest Biotherapeutics, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	94-3306718
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4800 Montgomery Lane, Suite 800	20814
Bethesda, Maryland 20814	(Zip Code)
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

As of May 12, 2010, the total number of shares of common stock, par value $0.001 per share, outstanding was 63,965,454.

NORTHWEST BIOTHERAPEUTICS, INC.

TABLE OF CONTENTS

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 2009 and March 31, 2010 (unaudited)	3

Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2009 and 2010 and the period from March 18, 1996 (inception) to March 31, 2010	4

Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2009 and 2010 and the period from March 18, 1996 (inception) to March 31, 2010	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4T. Controls and Procedures	15

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults Upon Senior Securities	18

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 5. Other Information	18

Item 6. Exhibits	18

SIGNATURES	19

INDEX TO EXHIBITS	20

Part I — Financial Information

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

Condensed Consolidated Balance Sheets
(in thousands)

	December 31, 2009	March 31, 2010
		(Unaudited)
Assets
Current assets:
Cash	$65	$94
Prepaid expenses and other current assets	36	29
Total current assets	101	123
Property and equipment:
Laboratory equipment	29	29
Office furniture and other equipment	82	82
	111	111
Less accumulated depreciation and amortization	(111)	(111)
Property and equipment, net	—	—
Deposit and other non-current assets	2	16
Total assets	$103	$139
Liabilities And Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,249	$3,062
Accounts payable, related party	6,328	6,350
Accrued expenses	1,874	1,798
Accrued expense, related party	1,329	1,394
Notes payable	2,650	2,650
Note payable to related parties	4,000	4,000
Convertible notes payable, net	—	724
Total current liabilities	19,430	19,978
Long term liabilities:
Convertible notes payable, net	1,061	815
Convertible notes payable to related party, net	298	459
Total long term liabilities	1,359	1,274
Total liabilities	20,789	21,252
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized and none issued and outstanding
Common stock, $0.001 par value; 150,000,000 shares authorized at December 31, 2009 and March 31, 2010 and 58,877,087 and 62,131,373 shares issued and outstanding at December 31, 2009 and March 31, 2010, respectively	58	62
Additional paid-in capital	169,202	174,593
Deficit accumulated during the development stage	(189,897)	(195,742)
Cumulative translation adjustment	(49)	(26)
Total stockholders’ equity (deficit)	(20,686)	(21,113)
Total liabilities and stockholders’ equity (deficit)	$103	$139

See accompanying notes to condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Period from March 18, 1996 (Inception) to March 31,
	2009	2010	2010
Revenues:
Research material sales	$—	$—	$560
Contract research and development from related parties	—	—	1,128
Research grants and other	—	—	1,061
Total revenues	—	—	2,749
Operating costs and expenses:
Cost of research material sales	—	—	382
Research and development	2,492	1,991	68,904
General and administrative	1,333	1,356	56,199
Depreciation and amortization	—	—	2,351
Loss on facility sublease	—	—	895
Asset impairment loss and other (gain) loss	—	—	2,445
Total operating costs and expenses	3,825	3,347	131,176
Loss from operations	(3,825)	(3,347)	(128,427)
Other income (expense):
Warrant valuation	—	—	6,759
Loan conversion inducement	—	—	(5,617)
Gain on sale of intellectual property and property and equipment	—	—	3,664
Interest expense	(751)	(2,498)	(28,530)
Interest income and other	—	—	1,218
Net loss	(4,576)	(5,845)	(150,933)
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	—	—	(12,349)
Modification of Series A preferred stock warrants	—	—	(2,306)
Modification of Series A-1 preferred stock warrants	—	—	(16,393)
Series A preferred stock dividends	—	—	(334)
Series A-1 preferred stock dividends	—	—	(917)
Warrants issued on Series A and Series A-1 preferred stock dividends	—	—	(4,664)
Accretion of Series A preferred stock mandatory redemption obligation	—	—	(1,872)
Series A preferred stock redemption fee	—	—	(1,700)
Beneficial conversion feature of Series D preferred stock	—	—	(4,274)
Net loss applicable to common stockholders	$(4,576)	$(5,845)	$(195,742)
Net loss per share applicable to common stockholders — basic and diluted	$(0.11)	$(0.10)
Weighted average shares used in computing basic and diluted net loss per share	43,385	59,928

See accompanying notes to condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,		Period from March 18, 1996 (Inception) to March 31,
	2009	2010	2010
Cash Flows from Operating Activities:
Net Loss	$(4,576)	$(5,845)	$(150,933)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	—	—	2,351
Amortization of deferred financing costs	—	—	320
Amortization debt discount	509	343	20,044
Accrued interest converted to stock	—	1,047	1,307
Accreted interest on convertible promissory note	—	—	1,484
Stock-based compensation costs	190	514	10,018
Stock and warrants issued for services and other expenses	—	2,166	5,165
Loan conversion inducement	—	—	5,617
Warrant valuation	—	—	(6,759)
Asset impairment loss and loss (gain) on sale of properties	—	—	(936)
Loss on facility sublease	—	—	895
Increase (decrease) in cash resulting from changes in assets and liabilities:
Prepaid expenses and other current assets	354	(7)	681
Accounts payable and accrued expenses	248	(263)	4,782
Related party accounts payable and accrued expenses	1,979	(87)	7,744
Accrued loss on sublease	—	—	(265)
Deferred rent	—	—	410
Net Cash used in Operating Activities	(1,296)	(1,958)	(98,075)
Cash Flows from Investing Activities:
Purchase of property and equipment, net	(2)	—	(5,003)
Proceeds from sale of property and equipment	—	—	258
Proceeds from sale of intellectual property	—	—	1,816
Proceeds from sale of marketable securities	—	—	2,000
Refund of security deposit	—	—	(3)
Transfer of restricted cash	—	—	(1,035)
Net Cash used in Investing Activities	(2)	—	(1,967)
Cash Flows from Financing Activities:
Proceeds from issuance of note payable	760	875	5,585
Proceeds from issuance of convertible notes payable to related parties	—	—	1,300
Proceeds from issuance of note payable to related parties	—	—	11,250
Repayment of note payable to related party	—	—	(6,700)
Proceeds from issuance of convertible promissory note and warrants, net of issuance costs	—	—	13,099
Repayment of convertible promissory note	—	—	(119)
Borrowing under line of credit, Northwest Hospital	—	—	2,834
Repayment of line of credit, Northwest Hospital	—	—	(2,834)
Payment on capital lease obligations	—	—	(323)
Payments on note payable	—	—	(420)
Proceeds from issuance preferred stock, net	—	—	28,708
Proceeds from exercise of stock options and warrants	—	—	228
Proceeds from issuance common stock, net	1,029	1,089	50,825
Payment of preferred stock dividends	—	—	(1,251)
Series A preferred stock redemption fee	—	—	(1,700)
Deferred financing costs	—	—	(320)
Net Cash provided by Financing Activities	1,789	1,964	100,162
Effect of exchange rates on cash	59	23	(26)
Net increase in cash	550	29	94
Cash at beginning of period	16	65	—
Cash at end of period	$566	$94	$94
Supplemental disclosure of cash flow information — Cash paid during the period for interest	$—	$—	$1,879
Supplemental schedule of non-cash financing activities:
Equipment acquired through capital leases	$—	$—	$285
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	—	—	12,349
Issuance of common stock in connection with conversion of related party notes payable and accrued interest and convertible promissory notes and accrued interest	—		1,500
Modification of Series A preferred stock warrants	—	—	2,306
Modification of Series A-1 preferred stock warrants	—	—	16,393
Warrants issued on Series A and Series A-1 preferred stock dividends	—	—	4,664
Common stock warrant liability	—	—	11,841
Accretion of mandatorily redeemable Series A preferred stock redemption obligation	—	—	1,872
Debt discount on promissory notes	73	579	11,416
Conversion of convertible promissory notes and accrued interest to Series D preferred stock	—	—	5,324
Conversion of convertible promissory notes and accrued interest to Series A-1 preferred stock	—	—	7,707
Conversion of convertible promissory notes and accrued interest to common stock	—	—	269
Issuance of Series C preferred stock warrants in connection with lease agreement	—	—	43
Issuance of common stock for license rights	—	—	4
Liability for and issuance of common stock and warrants to Medarex	—	—	840
Issuance of common stock to landlord	—	—	35
Deferred compensation on issuance of stock options and restricted stock grants	—	—	759
Cancellation of options and restricted stock	—	—	849
Financing of prepaid insurance through note payable	—	—	491
Stock subscription receivable	365		480

See accompanying notes to condensed consolidated financial statements.

Northwest Biotherapeutics, Inc.
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Northwest Biotherapeutics, Inc. and its subsidiary, NW Bio Europe Sarl (collectively, the “Company”, “we”, “us”, and “our” ). All material intercompany balances and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). All normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the three month periods ended March 31, 2009 and 2010 are not necessarily indicative of results to be expected for a full year.

The independent registered public accounting firm’s report on the financial statements for the fiscal year ended December 31, 2009 states that because of recurring operating losses, net operating cash flow deficits, and a deficit accumulated during the development stage, there is substantial doubt about the Company’s ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies

The significant accounting policies used in the preparation of the Company’s condensed consolidated financial statements are disclosed in Note 3 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Recent and Adopted Accounting Pronouncements

In March 2010, The Financial Accounting Standards Board ("FASB") issued new authoritative guidance regarding revenue recognition to define a milestone and clarify that the milestone method of revenue recognition is a valid application of the proportional performance model when applied to research or development arrangements.  Accordingly, a company can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved.  This guidance begins phasing in during the third quarter of 2010.  We do not expect the implementation of this guidance to have a material impact on our consolidated financial statements.

In January 2010, the FASB issued new authoritative guidance regarding the disclosure of fair value measurements, which clarifies certain existing disclosure requirements as well as requiring new disclosures related to significant transfers between each fair value level as well as requiring additional information about Level 3 activity. We adopted the guidance in 2010 without material impact on our consolidated financial statements.

3. Stock-Based Compensation

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

Stock-based compensation expense was as follows for the three months ended March 31 (in thousands):

	2009	2010
Research and development	$(139)	$186
General and administrative expenses	329	329
Total stock- based compensation expense	$190	$514

There were no options to purchase common stock issued during the three month periods ended March 31, 2009 and 2010.

At March 31, 2010, the unrecognized compensation expense related to stock options was $3.2 million which is to be recognized over a weighted average period of 6.53 years.

4. Liquidity

The Company has experienced recurring losses from operations, and, as of March 31, 2010, had a working capital deficit of $19.9 million and a deficit accumulated during the development stage of $195.7 million. Of this $195.7 million deficit, $98.1 million (about half) reflects cash used in operations, and the remaining $97.6 million reflects non-cash accounting measures.

Between 2004 and 2010, the Company has undergone a significant recapitalization through the transactions described below.

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

Toucan Partners and the Board's Chairperson also received a total of 2,504,034 shares of common stock as compensation for services rendered during 2008 and 2009.

Toucan Partners loaned the Company a total of $1,300,000 on June 30, 2009, July 2, 2009 and July 17, 2009 under unsecured 6% convertible promissory notes due June 29, 2011, July 1, 2011 and July 16, 2011.  The conversion feature of the notes allows Toucan Partners to convert the principal into shares of common stock at a conversion price of $0.20.

As a result of the financings described above, as of March 31, 2010 Toucan Capital held:

•	an aggregate of 19,299,486 shares of Common Stock;

•	warrants to purchase 14,150,732 shares of Common Stock at an exercise price of $0.60 per share; and

•	warrants to purchase 7,884,357 shares of Common Stock at an exercise price of $0.15 per share.

As a result of the financings described above, as of March 31, 2010, Toucan Partners and its managing member Ms. Linda Powers held:

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

As of March 31, 2010, Toucan Capital, including the holdings of Toucan Partners, held 32,923,510 shares of common stock, representing approximately 53% of the common stock outstanding.  Further, as of March 31, 2010, Toucan Capital, including the holdings of Toucan Partners, beneficially owned (including unexercised warrants) 65,279,856 shares of common stock, representing a beneficial ownership interest of approximately 64.5%.

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

On March 27, 2009, we completed a private placement of 1.4 million shares of our common stock and received $700,000.

Between February 22, 2010 and March 31, 2010, we sold 1,451,666 shares of common stock at $0.75 per share for net proceeds of  $1,088,750.

Shareholder Loan

Al Rajhi loaned the Company $4.0 million on May 12, 2008 under the terms of an unsecured promissory note with a principal amount of $4,240,000 (reflecting an original issue discount of $240,000).  The note was initially due on November 12, 2008.  Al Rajhi agreed to extend the term of the note of the loan until December 31, 2009.  On February 22, 2010, Al Rajhi agreed to extend the term of the note to December 31, 2010. Additionally, Al Rajhi agreed to convert the interest accrued pursuant to the promissory note into shares of common stock.  A total of $853,952 was converted into 1,138,603 shares of common stock at a conversion price of $0.75.  In consideration of the extension the Company agreed to extend the term of the warrants issued to Al Rajhi to September 30, 2013.

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

On dates between August 13, 2009 and September 24, 2009, the Company received $580,000 upon issuing a series of small unsecured 6% convertible loan agreements and promissory notes due in August and September 2011 to a group of Private Lenders.

On dates between October 6, 2009 and December 31, 2009, the Company received $720,000 upon issuing a series of small unsecured 6% convertible loan agreements and promissory notes due in August and September 2011 to a group of Private Lenders.

On dates between January 8, 2010 and March 29, 2010, the Company received $875,000 upon issuing a series of small unsecured 6% convertible loan agreements and promissory notes due between January and March 2012 to a group of Private Lenders.

Going Concern

As of May 5, 2010, the Company had approximately $0.3 million of cash on hand. The Company will need to raise additional capital in the near future to fund its clinical trials and other operating activities. The Company is in discussions with multiple parties regarding potential funding transaction. However, these parties are not obligated to provide any financing.

The Company will require additional funding before it achieves profitability and there can be no assurance that its efforts to seek such funding will be successful. The Company may raise additional funds by issuing additional common stock or securities (equity or debt) convertible into shares of Common Stock, in which case, the ownership interest of its stockholders will be diluted. Any debt financing, if available, is likely to include restrictive covenants that could limit the Company’s ability to take certain actions. Further, the Company may seek funding from Toucan Capital or Toucan Partners or their affiliates or other third parties. Such parties are under no obligation to provide the Company with any additional funds, and any such funding may be dilutive to stockholders and may contain restrictive covenants. The Company is currently exploring additional financings with several other parties; however, there can be no assurance that the Company will be able to complete any such financings or that the terms of such financings will be attractive to the Company. If the Company’s capital raising efforts are unsuccessful, its inability to obtain additional cash as needed could have a material adverse effect on the Company’s financial position, results of operations and the Company’s ability to continue its existence. The Company’s independent registered public accounting firm has indicated in its report on the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2009 that there is substantial doubt about the Company’s ability to continue as a going concern.

5.  Notes Payable

Notes Payable Originating During 2010

On dates between January 8, 2010 and March 29, 2010, the Company received $875,000 upon issuing a series of small unsecured 6% convertible loan agreements and promissory notes due between January and March 2012 to a group of Private Lenders.  The conversion feature allows the holders to elect in their discretion to receive shares of common stock at a conversion price of $0.50.  The intrinsic value of the convertible notes resulted in a beneficial conversion feature amounting to $579,000 which was recorded as a debt discount to be amortized over the term of the notes.

Notes payable to related parties consist of the following at December 31, 2009 and March 31, 2010 (in thousands):

	December 31, 2009	March 31,2010
12% note payable to Al Rajhi, due December 31, 2010	$4,000	$4,000
6% unsecured convertible note payable to Toucan Partners, due July, 2011 and November 2011, (net of discount of $1,002 and $841 in 2009 and 2010, respectively)	298	459
	4,298	4,459
Less current portion	(4,000)	(4,000)
Long-term notes payable to related parties (net)	$298	$459

Notes payable consist of the following at December 31, 2009 and March 31, 2010 (in thousands):

	December 31, 2009	March 31, 2010
12% unsecured note payable to SDS	$1,000	$1,000
12% unsecured notes payable to SDS and Private Investors	1,650	1,650
6% unsecured convertible notes payable to Private Lenders, due in August and September 2011, (net of discount of $485 and $413 in 2009 and 2010, respectively)	95	167
6% unsecured convertible notes payable to Private Lenders, due March 25, 2011, (net of discount of $46 and $36 in 2009 and 2010, respectively)	604	614
6% unsecured convertible note payable to Private Lender, due March 25, 2011	110	110
6% unsecured convertible notes payable to Private Lenders, due October, 2011, (net of discount of $194 and $167 in 2009 and 2010, respectively)	21	48
6% unsecured convertible notes payable to Private Lenders, due October and December 2011, (net of discount of $274 and $243 in 2009 and 2010, respectively)	231	262
6% unsecured convertible notes payable to Private Lenders, due between January and March 2012, (net of discount of $537 in 2010)	-	338
	3,711	4,189
Less current portion	(2,650)	(3,374)
Long-term notes payable (net)	$1,061	$815

The current portion of notes payable at March 31, 2010, is reported in the accompanying consolidated balance sheet as follows (in thousands):

Notes payable, net	$2,650
Convertible notes payable, net	724
$3,374

6. Net Income (Loss) Per Share Applicable to Common Stockholders

For the three months ended March 31, 2009 and 2010, respectively, options to purchase 940,000 and 4,158,000 shares of common stock, and warrants to purchase 35 million and 37 million shares of common stock, were not included in the computation of diluted net loss per share because they were anti-dilutive. In addition, for the three months ended March 31, 2009 and 2010, respectively, 1.2 million and 16.4 million shares of common stock issuable on conversion of notes payable were not included in the computation of diluted net loss per share because they were antidilutive.

7. Related Party Transactions

Cognate Agreement

On July 30, 2004, the Company entered into a service agreement with Cognate Therapeutics, Inc. (now known as Cognate BioServices, Inc., or Cognate), a contract manufacturing and services organization in which Toucan Capital has a majority interest. In addition, two of the principals of Toucan Capital are members of Cognate’s board of directors and, on May 17, 2007, the managing director of Toucan Capital was appointed to serve as a director of the Company and to serve as the non-executive Chairperson of the Company’s Board of Directors. Under the service agreement, the Company agreed to utilize Cognate’s services for an initial two-year period, related primarily to manufacturing DCVax ® product candidates, regulatory advice, research and development preclinical activities and managing clinical trials. The agreement expired on July 30, 2006; however, the Company continued to utilize Cognate’s services under the same terms as set forth in the expired agreement. On May 17, 2007, the Company entered into a new service agreement with Cognate pursuant to which Cognate will provide certain consulting and, when needed, manufacturing services to the Company for its DCVax ® -Brain Phase II clinical trial. Under the terms of the new contract, the Company paid a non-refundable contract initiation fee of $250,000 and committed to pay budgeted monthly service fees of $400,000, subject to quarterly true-ups, and monthly facility fees of $150,000. Under the terms of the contract unless the contract is terminated earlier the contract will expire at the earlier of (i) the submission of an FDA biological license application/new drug application on the Company’s brain cancer clinical trial or (ii) July 1, 2010. The Company may terminate this agreement with 180 days notice and payment of all reasonable wind-up costs and Cognate may terminate the contract in the event that the brain cancer clinical trial fails to complete enrollment by July 1, 2009. However, if such termination by the Company occurs at any time prior to the earlier of the submission of an FDA biological license application/new drug application on the Company’s brain cancer clinical trial or July 1, 2010 or, such termination by Cognate results from failure of the brain cancer clinical trial to complete patient enrollment by July 1, 2009, the Company is obligated to make an additional termination fee payment to Cognate equal to $2 million.  Although the Company failed to complete enrollment the brain cancer clinical trial by July 1, 2009 Cognate has elected not to terminate the agreement and as such the $2 million termination penalty had not been triggered.  Since July 1, 2009 with the mutual agreement of Cognate and the Company the agreement has continued on a month to month basis on the same terms as included in the original agreement.

Cognate has moved its operations from Sunnyvale, California to its newer facility in Memphis, Tennessee. The current capacity in Memphis (using only part of the facility) is approximately 600 patients per year, which we believe will be sufficient for our Phase II clinical trial for DCVax ® -Brain. We have a plan with Cognate to accommodate an increase in production capacity based on demand and have detailed plans and cost analysis for additional  modular expansions which should increase the capacity of the current facilities from approximately 600 patients to over 9,000 patients per year.

During the three months ending March 31, 2009 and 2010, respectively, the Company recognized approximately $2.0 million and $1.2 million of research and development costs related to three service agreements. As of December 31, 2009 and March 31, 2010, the Company owed Cognate approximately $5.9 and $6.2 million, respectively.

During 2009, the Company and Cognate agreed that most of the accounts payable owed by the Company to Cognate, will be converted into shares of common stock instead of paid in cash.  The conversion price will be no less favorable than the conversion price applied to any other creditor of the Company.  The impact of the conversion will result in a reduction of liabilities for the amount converted.  In addition, the Company will recognize the value of common stock issued in excess of the amount of accounts payable converted, if any, as a charge to operations when the conversion takes place.  Initial review of the payables by both parties indicated a difference in the parties respective understanding of the amounts due. The parties are in the process of reviewing the accounts payable in order to reach agreement about such amounts and conversion arrangements.

Toucan Capital Management

In accordance with a recapitalization agreement dated April 26, 2004 between the Company and Toucan Capital, as amended and restated on July 30, 2004 and further amended ten times between October 22, 2004 and November 14, 2005, pursuant to which Toucan Capital agreed to recapitalize the Company by making loans to the Company, the Company accrued and paid certain legal and other administrative costs on Toucan Capital’s behalf. Pursuant to the terms of the Conversion Agreement discussed above, the recapitalization agreement was terminated on June 22, 2007. Subsequent to the termination of the recapitalization agreement, Toucan Capital continues to incur costs on behalf of the Company. These costs primarily relate to consulting costs and travel expenses incurred in support of the Company’s international expansion efforts. In addition, during 2007, 2008 and 2009 the Company accrued and recorded rent expense due to Toucan Capital Corp. an affiliate of Toucan Capital for its office space in Bethesda, Maryland.

During the three months ending March 31, 2009 and 2010, respectively, the Company recognized approximately nil and $0.8 million of general and administrative costs for rent expense, as well as legal, travel and other costs incurred by Toucan Capital on the Company’s behalf. At December 31, 2009 and March 31, 2010, accrued expenses payable to Toucan Capital amounted to $0.5 million and $1.4 million, respectively, and are included in the accompanying consolidated balance sheets.

Also during 2009, the Company agreed with Toucan Capital, Toucan Partners and Linda Powers (the Board’s Chairperson) that a portion of the accrued expenses owed by the Company to these parties for certain expense reimbursements will be converted into shares of common stock instead of paid in cash.  The parties agreed that these accrued expenses will be converted into common stock (at a conversion rate of $0.20 per share).  The impact of the conversion will result in a reduction of liabilities for the amount converted.  In addition, the Company will recognize the value of common stock issued in excess of the amount of the accrued expenses converted, if any, as a charge to operations when the conversion takes place.  Finalization of these arrangements is in process.

8. Contingencies and Commitments

  The Company terminated its lease with Toucan Capital Corporation on December 31, 2009.  The Company is obligated to make monthly payments of approximately $5,000 during 2010 and 2011 and other amounts thereafter under the terminated lease.  Management is not able to estimate the amount of obligations subsequent to 2011.

On March 17, 2010, we entered into a non-cancelable operating lease for 7,097 square feet of office space in Bethesda, Maryland, which expires in September 2012. Future minimum lease payments under the lease are $73,188, $163,475, $126,027, in 2010, 2011 and 2012, respectively. Rent expense for the three months ended March 31, 2009 and 2010 amounted to nil and $5,975, respectively. The Company expects to lease part of this space to Toucan and proceeds of this sublease, if any, will be offset against the minimum lease payments specified above.

As of March 31, 2010, the Company has no other contractual commitments which result in material financial obligations other than the month to month agreement with Cognate and office lease.

9.  Stockholders’ Equity (Deficit)

Common Stock Issuances

Between February 22, 2010 and March 31, 2010, we sold 1,451,666 shares of common stock at $0.75 per share for net proceeds of $1,088,750.

During the three months ended March 31, 2010, accrued interest payable to Al Rajhi under the promissory note dated May 12, 2008 amounting to $853,952 was converted into 1,138,603 shares of common stock at a conversion rate of $0.75 per share.  The fair value of the common stock issued in excess of the accrued interest payable converted into common stock amounted to $194,761 and is recorded as charge to interest expense in the accompanying consolidated financial statements.

During the three months ended March 31, 2010, we issued 358,850 shares of common stock valued at $278,390 based on the closing market price on the date of issuance of the shares to employees in lieu of cash payment of salaries.

During three months ended March 31, 2010, we issued 305,167 shares of common stock for services valued at $262,444 based on the closing market price on the date of issuance of the shares.

Stock Purchase Warrants

During 2009, Al Rajhi agreed to extend the due date of the May 12, 2008 promissory note in the amount of $4 million, to December 31, 2009.  As consideration for the extension of the due date to December 31, 2009, the Company issued Al Rajhi warrants to purchase 1,743,111 shares of common stock at an exercise price of $0.63 for three years.  During February 2010, Al Rajhi agreed to extend the due date of the promissory note to December 31, 2010.  As consideration for the extension of the due date of the promissory note to December 31, 2010, the Company extended the term of the warrants by one year.  The warrants now expire in September 2013.  Upon extending the term of the warrants, the Company recognized the increase in the fair value of the warrants amounting to $53,018 as a charge to interest expense in the accompanying consolidated financial statements.  The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 1.98% volatility of 201%, and a contractual life of 4 years.

During the three months ended March 31, 2010, the Company, Toucan Partners, and Toucan Capital agreed to extend the term of various warrants to purchase shares of common stock an additional three years.  The extension of the term applies to 7,884,357 warrants with an exercise price of $0.15 held by Toucan Capital, 132,500 warrants with an exercise price of $0.40 held by Toucan Partners, 14,150,732 warrants with an exercise price of $0.60 held by Toucan Capital, and 8,832,541 warrants with an exercise price of $0.60 held by Toucan Partners.  Upon extending the term of the warrants, the Company recognized the increase in the fair value of the warrants amounting to $1,500,722 as a charge to interest expense in the accompanying consolidated financial statements.  The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 2.46% volatility of 217%, and a contractual life of 5 years.

During the three months ended March 31, 2010, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of $0.75 for three years to a consultant.  The fair value of the warrants amounting to $72,494 was charged to general and administrative expense in the accompanying consolidated financial statements and was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 1.7% volatility of 198%, and a contractual life of 3 years.

 10. Subsequent Events

As of May 1, 2010 we raised a total of $1.35 million through a series of small transactions in an ongoing private placement totaling 1,799,996 shares of common stock. In connection with this private placement the Company issued warrants to purchase 180,000 shares of common stock at an exercise price of $0.75 per share. The fair value of the warrants amounting to $192,096 was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 1.4% volatility of 198%, and a contractual life of 3 years.

In April 2010, we issued 34,085 shares of common stock for services valued at $25,800 based on the closing market price on the date of issuance of the shares.

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

Overview

We are a development stage biotechnology company focused on discovering, developing and commercializing immunotherapy products that generate and enhance immune system responses to treat cancer. Data from our clinical trials suggest that our cancer therapies significantly extend both the time to recurrence and survival, while providing a superior quality of life with no debilitating side effects when compared with current therapies.

Our financing activities are described below under “— Liquidity and Capital Resources”. We will need to raise additional capital to fund our operations, including our Phase II DCVax ® -Brain clinical trial. Depending on the trial results, we plan to seek product approval for DCVax ® -Brain, our leading product candidate, in both the U.S. and E.U.

We have experienced recurring losses from operations and have a deficit accumulated during the development stage of $195.7 million at March 31, 2010. In addition, our independent registered public accounting firm has indicated in its report on our financial statements included in this Annual Report on Form 10-K that there is substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The critical accounting policies that involve significant judgments and estimates used in the preparation of our financial statements are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

See Note 2 to Condensed Consolidated Financial Statements in this Form 10-Q

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

Three Months Ended March 31, 2010 and 2009

We recognized a net loss of $5.8 million for the three months ended March 31, 2010 compared to a net loss of $4.6 million for the three months ended March 31, 2009. The increase in net loss was primarily attributable to an increase in debt discount and interest associated with notes payable that were outstanding during the three month period ended March 31, 2010. In addition, we incurred $1.6 million of expense from the modification of warrant agreements during the 2010 period.

Research and Development Expense. Research and development expense decreased from $2.5 million for the three months ended March 31, 2009 to $2.0 million for the three months ended March 31, 2010. This decrease was primarily due to reduced staffing in 2010.

General and Administrative Expense. General and administrative expense was $1.3 million for the three months ended March 31, 2009 compared to $1.4 million for the three months ended March 31, 2010.

 Interest (Expense). Interest expense increased from $0.8 million for the three months ended March 31, 2009 to $2.5 million for the three months ended March 31, 2010. Interest expense for the three-month period ended March 31, 2010 was primarily related to the debt discount and interest expense associated with our outstanding notes payable that were outstanding during the three month period ended March 31, 2010.  In addition, interest expense includes $1.6 million of expense from the modification of warrant agreements during the 2010 period.

Liquidity and Capital Resources

At March 31, 2010, cash totaled $94,000, compared to $65,000 at December 31, 2009.  Working capital was a deficit of $19.9 million at March 31, 2010, compared to a deficit of $19.3 million at December 31, 2009.  The working capital deficit increased as of March 31, 2010 primarily due to an increase in current liabilities due to an increase in notes payable in 2010.  Cash balances increased during the quarter ended March 31, 2010 due primarily to the financing transactions discussed below that were executed in 2010.

The change in cash for the periods presented was comprised of the following (in thousands):

	March 31, 2009	March 31, 2010	Change
Net cash provided by (used in):
Operating activities	$(1,296)	$(1,958)	$(662)
Investing activities	(2)	(—)	2
Financing activities	1,789	1,964	175
Effect of exchange rates on cash	59	23	(38)

Increase in cash	$550	$29	$(521)

Operating Activities

We used $2.0 million in cash for operating activities during the three months ended March 31, 2010.  The increase in cash used in operating activities was a result of the reductions accounts payable and accounts payable related parties.

  Investing Activities

 Investing activities for the periods presented are not material.

Financing Activities

During the three months ended March 31, 2010, our financing activities consisted of proceeds from notes payable amounting to $0.9 million and proceeds from the issuance of common stock amounting to $1.1 million.  The 2010 financing transactions consisted of:

Between February 22, 2010 and March 31, 2010, we sold 1,451,666 shares of common stock at $0.75 per share for net proceeds of $1,088,750.

On dates between January 8, 2010 and March 29, 2010, the Company received $875,000 upon issuing a series of small unsecured 6% convertible loan agreements and promissory notes due between January and March 2012 to a group of Private Lenders.

During three months ended March 31, 2009, our financing activities consisted of proceeds from notes payable amounting to $0.8 million and proceeds from the issuance of common stock amounting to $1.0 million.  The 2009 financing transactions consisted of:

During the three months ended March 31, 2009 we received $1.0 million from the issuance of 2.4 million shares of common stock. Stock subscriptions receivable amounting to $0.4 million related to these shares were collected during April 2009.

During March 2009, the Company received $760,000 upon issuing unsecured 6% convertible loan agreements and promissory notes due in March 2011 to a group of private lenders.

We estimate that our current funding is sufficient to enable us to proceed with our current (reduced) activities under our DCVax ® -Brain program.  Our ongoing funding requirements will depend on many factors, including the number of staff we employ, the pace of patient enrollment in our brain cancer trial, the cost of establishing clinical studies and compassionate use/named patient programs in other countries, and unanticipated developments, including potential adverse developments in pending litigation and/or regulatory matters.  Without additional capital, we will not be able to proceed with significant enrollment in our DCVax ® -Brain clinical trial or move forward with compassionate use/named patients programs or with any of our other product candidates for which investigational new drug applications have been cleared by the FDA. We will also be constrained in developing our second generation manufacturing processes, which offer the potential for significant reduction in product costs.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4T. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive, financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our principal executive, financial and accounting officer concluded that, as of March 31, 2010, in light of the material weaknesses described below, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our chief executive officer, financial and accounting officer, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

Management's Report on Internal Controls Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive, financial and accounting officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of March 31, 2010.  This evaluation was based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

 Based on management's evaluation as of March 31, 2010, our management identified the material weaknesses set forth below in our internal control over financial reporting:

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

(ii)
Lack of a sufficient number of independent directors for our board and audit committee.  We currently only have one independent director on our board, which is comprised of three directors, and on our audit committee.  Although we are considered a controlled company, whereby a group holds more than 50% of the voting power, and as such are not required to have a majority of our board of directors be independentit is our intention to have a majority of independent directors in due course.

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

Our company's management concluded that in light of the material weaknesses described above, our company did not maintain effective internal control over financial reporting as of March 31, 2010 based on the criteria set forth in Internal Control—Integrated Framework issued by the COSO.

Changes in Internal Control over Financial Reporting
There has been no change in our internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2010 that has materially affected, or is reasonably expected to materially affect, our internal controls over financial reporting.

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

SOMA Arbitration

Soma Partners, LLC

Soma Partners, LLC (“Soma”), a New Jersey-based investment bank, which we engaged to locate potential investors. filed an arbitration claim against us in January, 2003 with the American Arbitration Association in New York, NY claiming unpaid commission fees of $186,000 and seeking potential fees for future transactions that may be undertaken by us with Toucan Capital.  Soma subsequently filed an amended arbitration claim, claiming unpaid commission fees of $339,000, warrants to purchase 6% of the aggregate securities issued to date and fees for future financing transactions which may be undertaken by us with Toucan Capital and others, plus attorneys’ fees and costs related to the proceedings. On May 24, 2005; the arbitrator ruled in our favor that we did not owe Soma the fees and warrants sought by Soma, that we would not owe Soma fees in connection with future financings, if any, and that we had no obligation to pay any of Soma’s attorneys’ fees or expenses. The arbitrator agreed with us that the only amount we owed Soma was $6,702.87, which payment we made on May 27, 2005.

On August 29, 2005, Soma filed a notice of petition to vacate the May 24, 2005 arbitration award with the Supreme Court of the State of New York. On December 30, 2005, the Supreme Court of the State of New York dismissed Soma’s petition. On June 19, 2007, the Appellate Division, First Department of the Supreme Court of the State of New York, reversed the December 30, 2005 decision and ordered a new arbitration proceeding. On July 26, 2007, we filed a Motion for Leave to Appeal with the Court of Appeals of the State of New York and on October 16, 2007, the Court of Appeals York denied our motion to appeal. A new arbitration hearing was held in New York and on September 4, 2009 the Arbitrators denied Soma’s claims and ruled that the administrative fees of the American Arbitration Association totaling $7,450 and the compensation of the arbitrators totaling $57,013 shall be borne equally by both parties.  As a result the Company was required to reimburse Soma the sum of $2,650 representing the portion of the fees in excess of the apportioned costs previously incurred by Soma.  The award was in settlement of all claims and counterclaims submitted to the arbitration. All claims not expressly granted in the arbitration were denied.

Lonza Patent Infringement Claim

On July 27, 2007, Lonza Group AG (“Lonza”) filed a complaint against us in the United States District Court for the District of Delaware alleging patent infringement relating to recombinant DNA methods, sequences, vectors, cell lines and host cells. The complaint sought temporary and permanent injunctions enjoining us from infringing Lonza’s patents and unspecified damages. On November 27, 2007, the complaint was dismissed from the United States District Court for the District of Delaware. Also on November 27, 2007, a new complaint was filed by Lonza in the United States District Court for the District of Maryland. The new complaint alleged the same patent infringement relating to recombinant DNA methods, sequences, vectors, cell lines and host cells by the Company’s DCVax ®.

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

Stockholder Class Action Lawsuits

On August 13, 2007, a complaint was filed in the U.S. District Court for the Western District of Washington naming the Company, the Chairperson of its Board of Directors, Linda F. Powers, and its Chief Executive Officer, Alton L. Boynton, as defendants in a class action for violation of federal securities laws. After this complaint was filed, five additional complaints were filed in other jurisdictions alleging similar claims. The complaints were filed on behalf of purchasers of the Company’s Common Stock between July 9, 2007 and July 18, 2007 and allege violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. The complaints seek unspecified compensatory damages, costs and expenses. On December 18, 2007, a consolidated complaint was filed in the U.S. District Court for the Western District of Washington consolidating the stockholder actions previously filed. The putative securities class action lawsuit, In re Northwest Biotherapeutics, Inc. Securities Litigation, No. C-07-1254-RAJ was settled with prejudice January 8, 2009.  The Company has agreed to pay in settlement US$1 million.  In accordance with the stipulation the insurance company has directly deposited the $1,000,000 in a court controlled escrow account. The case alleged that the Company misrepresented certain facts that resulted in the artificial inflation of the price of Northwest Biotherapeutics publicly-traded common stock between April 17, 2007 and July 18, 2007.  The Company disputed the allegations of the lawsuit, and denied that there was any such misrepresentation or that the shares of Northwest Biotherapeutics common stock were artificially inflated.  Nevertheless the Company settled the lawsuit to avoid potentially expensive and protracted litigation. The Class Action Lawsuit final settlement was approved by the Court, and the case was dismissed with prejudice on June 16, 2009.  Additional details about the settlement can be found in the formal settlement documents, which are available from the United States District Court for the Western District of Washington.

We have no other legal proceedings pending at this time.

Item 1A.   Risk Factors

Not required for smaller reporting companies

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Between February 22, 2010 and March 31, 2010, we sold 1,451,666 shares of common stock at a purchase price of $0.75 per share for net proceeds of $1,088,750.

On February 22, 2010, we agreed to extend the term of the note made in favor of Al Rajhi in the principal amount of $4 million issued on May 12, 2008 from December 31, 2009 to December 31, 2010. Additionally, Al Rajhi agreed to convert the interest accrued pursuant to the promissory into shares of common stock.  A total of $853,952 was converted into 1,138,603 shares of common stock at a conversion price of $0.75.  In consideration of the extension, the Company agreed to extend by one year the term of the warrants issued to Al Rajhi.

The sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, we believe that these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D. The agreements executed in connection with this sale contain representations to support the Company’s reasonable belief that the Investor had access to information concerning the Company’s operations and financial condition, the Investor acquired the securities for their own account and not with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and that the Investor are sophisticated within the meaning of Section 4(2) of the Securities Act and are “accredited investors” (as defined by Rule 501 under the Securities Act). In addition, the issuances did not involve any public offering; the Company made no solicitation in connection with the sale other than communications with the Investor; the Company obtained representations from the Investor regarding their investment intent, experience and sophistication; and the Investor either received or had access to adequate information about the Company in order to make an informed investment decision.  All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

3.1	Seventh Amended and Restated Certificate of Incorporation (3.1)(1)

3.2	Third Amended and Restated Bylaws (3.1)(2)

3.3	Amendment to the Seventh Amended and Restated Certificate of Incorporation (3.2)(2)

3.4	Amendment to Seventh Amended and Restated Certificate of Incorporation (3.4)(3)

*10.1	Lease Agreement

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

NORTHWEST BIOTHERAPEUTICS, INC

Dated: May 21, 2010	By:	/s/ Alton L. Boynton
Alton L. Boynton
President and Chief Executive Officer
(Principal Executive Officer)

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

EXHIBIT INDEX

3.1	Seventh Amended and Restated Certificate of Incorporation (3.1)(1)

3.2	Third Amended and Restated Bylaws (3.1)(2)

3.3	Amendment to the Seventh Amended and Restated Certificate of Incorporation (3.2)(2)

3.4	Amendment to Seventh Amended and Restated Certificate of Incorporation (3.4)(3)

*10.1	Lease Agreement

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