Form 10-Q
period 2010-06-30
NORTHWEST BIOTHERAPEUTICS INC
filed 2010-08-17
CIK 1072379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____

Commission file number 000-33393

Northwest Biotherapeutics, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	94-3306718
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4800 Montgomery Lane, Suite 800	20814
Bethesda, Maryland 20814	(Zip Code)
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

As of July 29, 2010, the total number of shares of common stock, par value $0.001 per share, outstanding was 70,286,110.

NORTHWEST BIOTHERAPEUTICS, INC.

TABLE OF CONTENTS

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 2009 and June 30, 2010 (unaudited)	3

Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2009 and 2010 and the period from March 18, 1996 (inception) to June 30, 2010	4

Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2009 and 2010 and the period from March 18, 1996 (inception) to June 30, 2010	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	17

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. (Removed and Reserved)	20

Item 5. Other Information	20

Item 6. Exhibits	21

SIGNATURES	22

INDEX TO EXHIBITS	23

Part I — Financial Information

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

Condensed Consolidated Balance Sheets
(in thousands)

	December 31, 2009	June 30, 2010
		(Unaudited)
Assets
Current assets:
Cash	$65	$180
Prepaid expenses and other current assets	36	201
Total current assets	101	381
Property and equipment:
Laboratory equipment	29	29
Office furniture and other equipment	82	121
	111	150
Less accumulated depreciation and amortization	(111)	(111)
Property and equipment, net	—	39
Deposit and other non-current assets	2	16
Total assets	$103	$436
Liabilities And Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,249	$3,360
Accounts payable, related party	6,328	6,755
Accrued expenses	1,874	2,042
Accrued expense, related party	1,329	1,404
Notes payable	2,650	1,650
Note payable to related parties	4,000	4,000
Convertible notes payable, net	—	733
Total current liabilities	19,430	19,944
Long term liabilities:
Convertible notes payable, net	1,061	1,022
Convertible notes payable to related party, net	298	621
Total long term liabilities	1,359	1,643
Total liabilities	20,789	21,587
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized and none issued and outstanding
Common stock, $0.001 par value; 150,000,000 shares authorized at December 31, 2009 and June 30, 2010 and 58,877,087 and 69,557,778 shares issued and outstanding at December 31, 2009 and June 30, 2010, respectively	58	70
Additional paid-in capital	169,202	183,258
Deficit accumulated during the development stage	(189,897)	(204,469)
Cumulative translation adjustment	(49)	(10)
Total stockholders’ equity (deficit)	(20,686)	(21,151)
Total liabilities and stockholders’ equity (deficit)	$103	$436

See accompanying notes to condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from March 18, 1996 (Inception) to June 30,
	2009	2010	2009	2010	2010
Revenues:
Research material sales	$—	$—	$—	$—	$560
Contract research and development from related parties	—	—	—	—	1,128
Research grants and other	—	—	—	—	1,061
Total revenues	—	—	—	—	2,749
Operating cost and expenses:
Cost of research material sales	—	—	—	—	382
Research and development	2,480	1,194	4,972	3,185	70,098
General and administrative	786	1,912	2,119	3,268	58,111
Depreciation and amortization	—	—	—	—	2,351
Loss on facility sublease	—	—	—	—	895
Asset impairment loss and other (gain) loss	389	—	389	—	2,445
Total operating costs and expenses	3,655	3,106	7,480	6,453	134,282
Loss from operations	(3,655)	(3,106)	(7,480)	(6,453)	(131,533)
Other income (expense):
Warrant valuation	—	—	—	—	6,759
Loan conversion inducement	—	(4,522)	—	(4,522)	(10,139)
Gain on sale of intellectual property and property and equipment	—	—	—	—	3,664
Interest expense	(440)	(1,099)	(1,191)	(3,597)	(29,629)
Interest income and other	—	—	—	—	1,218
Net loss	(4,095)	(8,727)	(8,671)	(14,572)	(159,660)
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	—	—	—	—	(12,349)
Modification of Series A preferred stock warrants	—	—	—	—	(2,306)
Modification of Series A-1 preferred stock warrants	—	—	—	—	(16,393)
Series A preferred stock dividends	—	—	—	—	(334)
Series A-1 preferred stock dividends	—	—	—	—	(917)
Warrants issued on Series A and Series A-1 preferred stock dividends	—	—	—	—	(4,664)
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	(1,872)
Series A preferred stock redemption fee	—	—	—	—	(1,700)
Beneficial conversion feature of Series D preferred stock	—	—	—	—	(4,274)
Net loss applicable to common stockholders	$(4,095)	$(8,727)	$(8,671)	$(14,572)	$(204,469)
Net loss per share applicable to common stockholders — basic and diluted	$(0.09)	$(0.14)	$(0.20)	$(0.23)
Weighted average shares used in computing basic and diluted net loss per share	45,069	63,853	44,232	62,957

See accompanying notes to condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,		Period from March 18, 1996 (Inception) to June 30,
	2009	2010	2010
Cash Flows from Operating Activities:
Net Loss	$(8,671)	$(14,572)	$(159,660)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	—	—	2,351
Amortization of deferred financing costs	—	—	320
Amortization debt discount	659	721	20,422
Accrued interest converted to stock	—	1,047	1,307
Accreted interest on convertible promissory note	—	—	1,484
Stock-based compensation costs	658	1,020	10,524
Stock and warrants issued for services and other expenses	—	3,057	6,056
Loan conversion inducement	—	4,522	10,139
Warrant valuation	—	—	(6,759)
Asset impairment loss and loss (gain) on sale of properties	389	—	(936)
Loss on facility sublease	—	—	895
Increase (decrease) in cash resulting from changes in assets and liabilities:
Prepaid expenses and other current assets	931	(179)	509
Accounts payable and accrued expenses	391	283	5,328
Related party accounts payable and accrued expenses	3,510	502	8,159
Accrued loss on sublease	—	—	(265)
Deferred rent	—	—	410
Net Cash used in Operating Activities	(2,133)	(3,599)	(99,716)
Cash Flows from Investing Activities:
Purchase of property and equipment, net	(2)	(39)	(5,042)
Proceeds from sale of property and equipment	—	—	258
Proceeds from sale of intellectual property	—	—	1,816
Proceeds from sale of marketable securities	—	—	2,000
Refund of security deposit	—	—	(3)
Transfer of restricted cash	—	—	(1,035)
Net Cash used in Investing Activities	(2)	(39)	(2,006)
Cash Flows from Financing Activities:
Proceeds from issuance of note payable	760	875	5,585
Proceeds from issuance of convertible notes payable to related parties	—	—	1,300
Proceeds from issuance of note payable to related parties	—	—	11,250
Repayment of note payable to related party	—	—	(6,700)
Proceeds from issuance of convertible promissory note and warrants, net of issuance costs	—	—	13,099
Repayment of convertible promissory note	—	—	(119)
Borrowing under line of credit, Northwest Hospital	—	—	2,834
Repayment of line of credit, Northwest Hospital	—	—	(2,834)
Payment on capital lease obligations	—	—	(323)
Payments on note payable	—	—	(420)
Proceeds from issuance preferred stock, net	—	—	28,708
Proceeds from exercise of stock options and warrants	—	—	228
Proceeds from issuance common stock, net	1,394	2,839	52,575
Payment of preferred stock dividends	—	—	(1,251)
Series A preferred stock redemption fee	—	—	(1,700)
Deferred financing costs	—	—	(320)
Net Cash provided by Financing Activities	2,154	3,714	101,912
Effect of exchange rates on cash	15	39	(10)
Net increase in cash	34	115	180
Cash at beginning of period	16	65	—
Cash at end of period	$50	$180	$180
Supplemental disclosure of cash flow information — Cash paid during the period for interest	$—	$—	$1,879
Supplemental schedule of non-cash financing activities:
Equipment acquired through capital leases	$—	$—	$285
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	—	—	12,349
Issuance of common stock in connection with conversion of notes payable, convertible promissory notes and accrued interest	—	1,004	2,504
Modification of Series A preferred stock warrants	—	—	2,306
Modification of Series A-1 preferred stock warrants	—	—	16,393
Warrants issued on Series A and Series A-1 preferred stock dividends	—	—	4,664
Common stock warrant liability	—	—	11,841
Accretion of mandatorily redeemable Series A preferred stock redemption obligation	—	—	1,872
Debt discount on promissory notes	73	579	11,416
Conversion of convertible promissory notes and accrued interest to Series D preferred stock	—	—	5,324
Conversion of convertible promissory notes and accrued interest to Series A-1 preferred stock	—	—	7,707
Conversion of convertible promissory notes and accrued interest to common stock	—	—	269
Issuance of Series C preferred stock warrants in connection with lease agreement	—	—	43
Issuance of common stock for license rights	—	—	4
Liability for and issuance of common stock and warrants to Medarex	—	—	840
Issuance of common stock to landlord	—	—	35
Deferred compensation on issuance of stock options and restricted stock grants	—	—	759
Cancellation of options and restricted stock	—	—	849
Financing of prepaid insurance through note payable	—	—	491
Stock subscription receivable	—	—	480

See accompanying notes to condensed consolidated financial statements.

Northwest Biotherapeutics, Inc.
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Northwest Biotherapeutics, Inc. and its subsidiary, NW Bio Europe Sarl (collectively, the “Company”, “we”, “us”, and “our”). All material intercompany balances and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). All normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the three and six month periods ended June 30, 2009 and 2010 are not necessarily indicative of results to be expected for a full year.

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

Stock-based compensation expense was as follows for the three and six months ended June 30 (in thousands):

	Three months ended June 30		Six Months ended June 30
	2009	2010	2009	2010
Research and Development	$139	$177	$—	$363
General and Administrative	329	329	658	657
Total stock-based compensation	$468	$506	$658	$1,020

During the three month periods ended June 30, 2009 and 2010 options to purchase 850,000 and 50,000, respectively, shares of common stock were issued. During the six month periods ended June 30, 2009 and 2010 options to purchase 850,000 and 100,000, respectively, shares of common stock were issued

At June 30, 2010, the unrecognized compensation expense related to stock options was $2.6 million which is to be recognized over a weighted average period of 1.72 years.

4. Liquidity

The Company has experienced recurring losses from operations, and, as of June 30, 2010, had a working capital deficit of $19.6 million and a deficit accumulated during the development stage of $204.5 million. Of this $204.5 million deficit, $99.7 million (about half) reflects cash used in operations, and the remaining $104.8 million reflects non-cash accounting measures.

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

As a result of the financings described above, as of June 30, 2010 Toucan Capital held:

•	an aggregate of 19,299,486 shares of Common Stock;

•	warrants to purchase 14,150,732 shares of Common Stock at an exercise price of $0.60 per share; and

•	warrants to purchase 7,884,357 shares of Common Stock at an exercise price of $0.15 per share.

As a result of the financings described above, as of June 30, 2010, Toucan Partners and its managing member Ms. Linda Powers held:

•	an aggregate of 12,882,490 shares of Common Stock (net of the sale of 750,000 shares by Toucan Partners in 2010 in open market transactions);

•	warrants to purchase 8,832,541 shares of Common Stock at an exercise price of $0.60 per share;

•	warrants to purchase 513,841 shares of common stock at an exercise price of $0.41;

•	warrants to purchase 132,500 shares of common stock at an exercise price of $0.40; and

•	warrants to purchase 842,375 shares of common stock at an exercise price of $0.20.

As of June 30, 2010, Toucan Capital, including the holdings of Toucan Partners, held 32,181,976 shares of common stock, representing approximately 46.3% of the common stock outstanding.  Further, as of June 30, 2010, Toucan Capital, including the holdings of Toucan Partners, beneficially owned (including unexercised warrants) 64,538,322 shares of common stock, representing a beneficial ownership interest of approximately 56.8%.

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

During the three months ended June 30, 2010 we issued 2,333,333 shares of common stock at $0.75 per share plus ten percent warrant coverage for net proceeds of $1,750,000.  As a result, the Company issued warrants to purchase 233,333 shares of common stock at an exercise price of $0.75 per share for a period of three years from the date of issue.

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

Other Loans

On October 1, 2008, the Company entered into a $1 million unsecured 12% Loan Agreement with SDS (the “SDS Loan”).  The SDS Loan was initially due April 1, 2009. On May 27, 2010 SDS agreed to extend the term of the note to June 2, 2011.  In consideration of the extension the Company issued SDS a warrant to purchase 474,000 shares of the Company’s stock with an exercise price of $0.53 per share. The warrants have a five year term.

On dates between October 21, 2008 and November 6, 2008, the Company entered into unsecured 12% Loan Agreements (the “Private Investor Loans”) and Promissory Notes (the “Private Investor Promissory Notes”) with SDS and a group of private investors (the “Private Investors”).  Under the Private Investor Promissory Notes, SDS loaned the Company $1 million and the Private Investors loaned the Company $650,000 for a total of $1.65 million. The Private Investor Promissory Notes were initially due in April 2009, and the Private Investors (excluding SDS) agreed to extend the maturity date to June 2010.  The Private Investors agreed to further extend the maturity of the loans, maturing in June 2010, on terms that are currently being negotiated. Under the terms of a conversion and extension agreement, SDS converted the November 2008 $1 million unsecured 12% loan and accrued interest payable into 5,024,400 shares of common stock during May 2010.  The value of the stock issued to SDS in excess of the carrying amount of the loan principal and accrued interest payable that was converted was $4,521,960.  This amount was charged to loan conversion inducement expense in the accompanying consolidated statements of operations during the quarter ended June 30, 2010.

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

On dates between October 6, 2009 and December 31, 2009, the Company received $720,000 upon issuing unsecured 6% convertible loan agreements and promissory notes due in October through December 2011 to a group of Private Lenders.

On dates between January 8, 2010 and March 29, 2010, the Company received $875,000 upon issuing unsecured 6% convertible loan agreements and promissory notes due between January and March 2012 to a group of Private Lenders.

Going Concern

As of August 9, 2010,   the Company had approximately $0.7 million of cash on hand. The Company will need to raise additional capital in the near future to fund its clinical trials and other operating activities. The Company is in late stage discussions with multiple parties regarding potential funding transaction. However, these parties are not obligated to provide any financing.

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

Notes payable to related parties consist of the following at December 31, 2009 and June 30, 2010 (in thousands):

	December 31, 2009	June 30, 2010
12% note payable to Al Rajhi, due December 31, 2010	$4,000	$4,000
6% unsecured convertible note payable to Toucan Partners, due July, 2011 and November 2011, (net of discount of $1,002 and $679 in 2009 and 2010, respectively)	298	621
	4,298	4,621
Less current portion	(4,000)	(4,000)
Long-term notes payable to related parties (net)	$298	$621

Notes payable consist of the following at December 31, 2009 and June 30, 2010 (in thousands):

	December 31, 2009	June 30, 2010
12% unsecured note payable to SDS	$1,000	$1,000
12% unsecured notes payable to SDS and Private Investors	1,650	650
6% unsecured convertible notes payable to Private Lenders, due in August and September 2011, (net of discount of $485 and $341 in 2009 and 2010, respectively)	95	239
6% unsecured convertible notes payable to Private Lenders, due March 25, 2011, (net of discount of $46 and $27 in 2009 and 2010, respectively)	604	623
6% unsecured convertible note payable to Private Lender, due March 25, 2011	110	110
6% unsecured convertible notes payable to Private Lenders, due October, 2011, (net of discount of $194 and $141 in 2009 and 2010, respectively)	21	74
6% unsecured convertible notes payable to Private Lenders, due October and December 2011, (net of discount of $274 and $205 in 2009 and 2010, respectively)	231	300
6% unsecured convertible notes payable to Private Lenders, due between January and March 2012, (net of discount of $466 in 2010)	-	409
	3,711	3,405
Less current portion	(2,650)	(2,383)
Long-term notes payable (net)	$1,061	$1,022

The current portion of notes payable at June 30, 2010, is reported in the accompanying consolidated balance sheet as follows (in thousands):

Notes payable, net	$1,650
Convertible notes payable, net	733
$2,383

6. Net Income (Loss) Per Share Applicable to Common Stockholders

Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the reporting period. Diluted loss per share is computed on the basis of the weighted average number of common shares plus dilutive potential common shares outstanding using the treasuy stock method. The potentially dilutive securities are antidilutive due to the Company's net losses and are as follows for all periods presented (in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2009	2010	2009	2010
Common stock options	2,400	4,096	2,400	4,096
Common stock warrants	35,000	38,200	35,000	38,200
Convertible Notes	1,200	16,200	1,200	16,200
Excluded potentially dilutive securities	38,600	58,496	38,600	58,496

7. Related Party Transactions

Cognate Agreement

On July 30, 2004, the Company entered into a service agreement with Cognate Therapeutics, Inc. (now known as Cognate BioServices, Inc., or Cognate), a contract manufacturing and services organization in which Toucan Capital has a majority interest. In addition, two of the principals of Toucan Capital are members of Cognate’s board of directors and, on May 17, 2007, the managing director of Toucan Capital was appointed to serve as a director of the Company and to serve as the non-executive Chairperson of the Company’s Board of Directors. Under the service agreement, the Company agreed to utilize Cognate’s services for an initial two-year period, related primarily to manufacturing DCVax ® product candidates, regulatory advice, research and development preclinical activities and managing clinical trials. The agreement expired on July 30, 2006; however, the Company continued to utilize Cognate’s services under the same terms as set forth in the expired agreement. On May 17, 2007, the Company entered into a new service agreement with Cognate pursuant to which Cognate will provide certain consulting and, when needed, manufacturing services to the Company for its DCVax ® -Brain Phase II clinical trial. Under the terms of the new contract, the Company paid a non-refundable contract initiation fee of $250,000 and committed to pay budgeted monthly service fees of $400,000, subject to quarterly true-ups, and monthly facility fees of $150,000. Under the terms of the contract unless the contract is terminated earlier the contract will expire at the earlier of (i) the submission of an FDA biological license application/new drug application on the Company’s brain cancer clinical trial or (ii) July 1, 2010. The Company may terminate this agreement with 180 days notice and payment of all reasonable wind-up costs and Cognate may terminate the contract in the event that the brain cancer clinical trial fails to complete enrollment by July 1, 2009. However, if such termination by the Company occurs at any time prior to the earlier of the submission of an FDA biological license application/new drug application on the Company’s brain cancer clinical trial or July 1, 2010 or, such termination by Cognate results from failure of the brain cancer clinical trial to complete patient enrollment by July 1, 2009, the Company is obligated to make an additional termination fee payment to Cognate equal to $2 million.  Although the Company failed to complete enrollment for the brain cancer clinical trial by July 1, 2009 and as of July 1, 2010 has not submitted an FDA biological license application/new drug application on the Company’s brain cancer clinical trial, Cognate has elected not to terminate the agreement and as such the $2 million termination penalty has not been triggered.    Since July 1, 2009, with the mutual agreement of Cognate and the Company, the agreement has continued on the same terms as included in the original agreement.

Cognate has moved its operations from Sunnyvale, California to its newer facility in Memphis, Tennessee. The current capacity in Memphis (using only part of the facility) is approximately 600 patients per year, which we believe will be sufficient for our Phase II clinical trial for DCVax ® -Brain. We have made arrangements with Cognate to accommodate an increase in production capacity in the current facility on a stepwise or modular basis based on demand from approximately 600 patients to over 9,000 patients per year.

During the three months ending June 30, 2009 and 2010, respectively, the Company recognized approximately $2.0 million and $0.8 million of research and development costs related to three service agreements. During the six months ending June 30, 2009 and 2010, respectively, the Company recognized approximately $4.0 million and $2.0 million of research and development costs related to these service agreements. As of December 31, 2009 and June 30, 2010, accounts payable to Cognate amounted to approximately $5.9 and $5.8 million, respectively. The parties have agreed  to review charges and adjust as needed.

During 2009, the Company and Cognate agreed that most of the accounts payable owed by the Company to Cognate, will be converted into shares of common stock instead of paid in cash.  The conversion price will be no less favorable than the conversion price applied to any other creditor of the Company. The lowest conversion price applied to any other creditor of the Company to date following the agreement is $0.20 per share. Accordingly, if no lower conversion price is applied to any other creditor prior to completion of the Cognate conversion, the Cognate conversion will take place at $0.20 per share. The impact of the conversion will result in a reduction of liabilities for the amount converted.  In addition, the Company will recognize the value of common stock issued in excess of the amount of accounts payable converted, if any, as a charge to operations when the conversion takes place.  Initial review of the payables by both parties indicated a difference in the parties’ respective understanding of the amounts due. The parties are in the process of reviewing the accounts payable in order to reach agreement about such amounts and conversion arrangements.

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

During the three months ending June 30, 2009 and 2010, respectively, the Company recognized approximately $102,000 and nil of general and administrative costs for rent expense, as well as legal, travel and other costs incurred by Toucan Capital on the Company’s behalf. At December 31, 2009 and June 30, 2010, accrued expenses payable to Toucan Capital amounted to $0.5 million and $1.4 million, respectively, and are included in the accompanying consolidated balance sheets.

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

On March 17, 2010, we entered into a non-cancelable operating lease for 7,097 square feet of office space in Bethesda, Maryland, which expires in September 2012. Future minimum lease payments under the lease are $73,188, $163,475 and $126,027, in 2010, 2011 and 2012, respectively. Rent expense for the three and six months ended June 30, 2009 and 2010 amounted to nil and $35,674 and nil and $41,649 respectively. The Company expects to lease part of this space to Toucan and proceeds of this sublease, if any, will be offset against the minimum lease payments specified above.

As of June 30, 2010, the Company has no other contractual commitments which result in material financial obligations other than the month to month agreement with Cognate, an office lease, and other contracts and obligations associated with the Company’s clinical trials.

9.  Stockholders’ Equity (Deficit)

Common Stock Issuances

Between February 22, 2010 and March 31, 2010, we sold 1,451,666 shares of common stock at $0.75 per share for net proceeds of $1,088,750.

During the three months ended March 31, 2010, accrued interest payable to Al Rajhi under the promissory note dated May 12, 2008 amounting to $853,952 was converted into 1,138,603 shares of common stock at a conversion rate of $0.75 per share.  The fair value of the common stock issued in excess of the accrued interest payable converted into common stock amounted to $194,761 and is recorded to interest expense in the accompanying consolidated financial statements.

During the three and six months ended June 30, 2010, we issued nil and 358,850 shares of common stock valued at nil and $278,390 based on the closing market price on the date of issuance of the shares to employees in lieu of cash payment of salaries earned in 2009.

During three and six months ended June 30, 2010, we issued 60,210 and 365,367 shares of common stock for services valued at $30,380 and $210,000, respectively based on the closing market price on the date of issuance of the shares.

During the three months ended June 30, 2010, we sold to private investors 2,333,333 shares of common stock at $0.75 per share for net proceeds of $1,750,000. In connection with this private placement, the Company issued warrants to purchase 233,333 shares of common stock, as described below.

On May 27, 2010 we issued 5,024,400 shares of common stock upon the conversion of a note payable and accrued interest payable due to SDS. The note payable and accrued interest payable converted amounted to $1,004,880. The value of the stock issued to SDS in excess of the carrying amount of the loan principal and accrued interest payable that was converted was $4,521,960. This amount was charged to loan conversion inducement expense in the accompanying consolidated statements of operations during the quarter ended June 30, 2010.

Stock Purchase Warrants

During 2009, Al Rajhi agreed to extend the due date of the May 12, 2008 promissory note in the amount of $4 million, to December 31, 2009.  As consideration for the extension of the due date to December 31, 2009, the Company issued Al Rajhi warrants to purchase 1,743,111 shares of common stock at an exercise price of $0.63 with an exercise period of three years.  During February 2010, Al Rajhi agreed to extend the due date of the promissory note to December 31, 2010.  As consideration for the extension of the due date of the promissory note to December 31, 2010, the Company extended the term of the warrants by one year.  The warrants now expire in September 2013.  Upon extending the term of the warrants, the Company recognized the increase in the fair value of the warrants amounting to $53,018 as a charge to interest expense in the accompanying consolidated financial statements.  The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 1.98% volatility of 201%, and a contractual life of 4 years.

During the three months ended March 31, 2010, the Company, Toucan Partners, and Toucan Capital agreed to extend the term of certain warrants held by Toucan parties an additional three years.  The extension of the term applies to 7,884,357 warrants with an exercise price of $0.15 held by Toucan Capital, 132,500 warrants with an exercise price of $0.40 held by Toucan Partners, 14,150,732 warrants with an exercise price of $0.60 held by Toucan Capital, and 8,832,541 warrants with an exercise price of $0.60 held by Toucan Partners.  Upon extending the term of the warrants, the Company recognized the increase in the fair value of the warrants amounting to $1,500,722 as a charge to interest expense in the accompanying consolidated financial statements.  The fair value of the warrants was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 2.46% volatility of 217%, and a contractual life of 5 years.

During the three months ended March 31, 2010, the Company issued warrants to purchase 100,000 shares of common stock at an exercise price of $0.75 with a three year exercise period to a consultant.  The fair value of the warrants amounting to $72,494 was charged to general and administrative expense in the accompanying consolidated financial statements and was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 1.7%, volatility of 198%, and a contractual life of 3 years.

During the three months ended June 30, 2010, the Company issued warrants to purchase 250,000 shares of common stock at an exercise price of $1.00 per share with a three year exercise period to a consultant.  The fair value of the warrants amounting to $169,448 was charged to general and administrative expense in the accompanying consolidated financial statements and was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 1.41%, volatility of 199%, and a contractual life of 3 years.

During the three months ended June 30, 2010, the Company issued warrants to purchase 300,000 shares of common stock at an exercise price of $0.75 per share with a three year exercise period to a consultant.  The fair value of the warrants amounting to $203,054 was charged to general and administrative expense in the accompanying consolidated financial statements and was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 1.0%, volatility of 198%, and a contractual life of 3 years.

In connection with the extension of the SDS October 2008 $1 million unsecured 12% loan, the Company issued warrants to purchase 474,000 shares of common stock at an exercise price of $0.53 per share with a three year exercise period.  The fair value of the warrants amounting to $472,931 was charged to interest expense in the accompanying consolidated financial statements and was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 1.28%, volatility of 198%, and a contractual life of 5 years.

In connection with the issuance of 2,333,333 shares of common stock for proceeds of $1,750,000 during the three months ended June 30, 2010, the Company issued warrants to purchase 233,333 shares of common stock at an exercise price of $0.75 per share with a three year exercise period from the date of issue.  The fair value of the warrants amounting to $240,288 was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 1.51%, volatility of 198%, and a contractual life of 3 years.  The $1,750,000 proceeds from the issuance of the common stock and warrants were allocated on a relative fair value basis.  The relative fair value of the stock was estimated to be $1,540,000 and the relative fair value of the warrants was estimated to be $210,000.

 10. Subsequent Events

On July 2, 2010 the Company entered into a securities purchase agreement with Ms. Linda F. Powers, the Chair of the Company’s Board of Directors, under which Ms. Powers purchased 866,667 shares of common stock for $650,000.  In connection with this private placement the Company issued warrants to purchase 86,667 shares of common stock at an exercise price of $0.75 per share with an exercise period of three years. The fair value of the warrants amounted to $115,072 and was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 1.04% volatility of 191%, and a contractual life of 3 years.

On July 14, 2010, the Company entered into unsecured 6% convertible Loan Agreements and Promissory Notes with a three private lenders (“Private Lenders”). Under the Notes the Private Lenders have provided bridge funding (“Bridge Funding”) to the Company in the amount of $1,750,000.   The Bridge Funding is to be to be repaid on the earlier of 5 business days from the date on which the Company receives $1,600,000 in additional funding or February 14, 2012.   The conversion feature allows the holders to receive shares of common stock only and not cash or other consideration, at a conversion price of $0.50. Additionally the Private lenders received warrants to purchase 116,667 shares of the Company’s common stock at a price of $0.75 per share.

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

We have experienced recurring losses from operations and have a deficit accumulated during the development stage of $204.5 million at June 30, 2010 of which $99.7 million reflects cash expenditures and the remainder reflects non-cash charges. In addition, our independent registered public accounting firm has indicated in its report on our financial statements included in this Annual Report on Form 10-K that there is substantial doubt about our ability to continue as a going concern.

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

Three Months Ended June 30, 2010 and 2009

We recognized a net loss of $8.7 million for the three months ended June 30, 2010 compared to a net loss of $4.1 million for the three months ended June 30, 2009. The increase in net loss was primarily attributable to loan conversion inducement costs related to the conversion of the SDS loan into equity and an increase in debt discount amortization and interest expense associated with notes payable that were outstanding during the three month period ended June 30, 2010.

Loss from Operations.  The loss from operations decreased from $3.7 million for the three months ended June 30, 2009 to $3.1 million for the three months ended June 30, 2010. The decrease was due to reduced research and developement staffing and contract manufacturing costs offset by higher legal costs related to management of intellectual property and higher consulting costs.

Research and Development Expense. Research and development expense decreased from $2.5 million for the three months ended June 30, 2009 to $1.2 million for the three months ended June 30, 2010. This decrease was primarily due to reduced staffing and lower contract manufacturing costs in 2010.

General and Administrative Expense. General and administrative expense was $1.9 million for the three months ended June 30, 2010 compared to $0.8 million for the three months ended June 30, 2009.  The increase was due to higher legal costs related to intellectual property and an increase in consulting costs.

  Interest (Expense). Interest expense increased from $0.4 million for the three months ended June 30, 2009 to $1.1 million for the three months ended June 30, 2010. Interest expense includes interest payable on notes payable, debt discount amortization and other financing costs. Interest expense for the three-month periods ended June 30, 2009 and June 30, 2010 was $0.3 million and $0.3 million respectively and debt discount amortization and other costs for the three month periods ended June 30, 2009 and June 30, 2010 was $0.1 million and $0.8 million respectively.  The increase in debt discount amortization and other costs was primarily due to the higher amount of notes payable that were outstanding during the three month period ended June 30, 2010 and modification of the terms for common stock purchase warrants.

Six Months Ended June 30, 2010 and 2009

We recognized a net loss of $14.6 million for the six months ended June, 2010 compared to a net loss of $8.7 million for the six months ended June 30, 2009. The increase in net loss was primarily attributable to loan conversion inducement costs related to the conversion of the SDS loan into equity and an increase in debt discount amortization and interest associated with notes payable that were outstanding during the six month period ended June 30, 2010.

Loss from Operations. The loss from operations decreased from $7.5 million for the six months ended June 30, 2009 to $6.4 million for the six months ended June 30, 2010. The decrease was due to reduced research and development staffing and contract manufacturing costs offset by higher legal costs related to management of intellectual property and higher consultant costs.

Research and Development Expense. Research and development expense decreased from $5.0 million for the six months ended June 30, 2009 to $3.2 million for the six months ended June 30, 2010. This decrease was primarily due to reduced staffing and lower contract manufacturing costs in 2010.

General and Administrative Expense. General and administrative expense was $3.3 million for the six months ended June 30, 2010 compared to $2.1 million for the three months ended June 30, 2009. The increase was due to higher legal costs related to intellectual property and an increase in consulting costs.

  Interest (Expense). Interest expense increased from $1.2 million for the six months ended June 30, 2009 to $3.6 million for the three months ended June 30, 2010. Interest expense includes interest payable on notes payable, debt discount amortization and other financing costs. Interest expense for the six month period ended June 30, 2009 and June 30, 2010 was $0.5 million and $0.6 million respectively and debt discount amortization and other costs for the six months ended June 30, 2009 and June 30, 2010 was $0.7 million and $3.0 million respectively. The increase in debt amortization and other costs for the six month period ended June 30, 2010 was primarily due to an increase in the  notes payable that were outstanding during the six month period ended June 30, 2010.  In addition, interest expense includes $1.6 million of expense from the modification of warrant agreements during the 2010 period.

Liquidity and Capital Resources

At June 30, 2010, cash totaled $180,000, compared to $65,000 at December 31, 2009.    Working capital was a deficit of $19.6 million at June 30, 2010, compared to a deficit of $19.3 million at December 31, 2009.    The working capital deficit increased as of June 30, 2010 primarily due to an increase in current liabilities due to an increase in accounts payable and accrued liabilities in 2010.    Cash balances increased during the quarter ended June 30, 2010 due primarily to the financing transactions discussed below that were executed in 2010.

The change in cash for the six month periods presented was comprised of the following (in thousands):

	Six Months Ended
	June 30, 2009	June 30, 2010	Change
Net cash provided by (used in):
Operating activities	$(2,133)	$(3,599)	$(1,466)
Investing activities	(2)	(39)	(37)
Financing activities	2,154	3,714	1,560
Effect of exchange rates on cash	15	39	24

Increase in cash	$34	$115	$81

Operating Activities

We used $3.6 million in cash for operating activities during the six months ended June 30, 2010.    The increase in cash used in operating activities was a result of the increase in operating expenses.

    Investing Activities

  The cash used in investing activities was related to equipment used in the new leased headquarters building.

Financing Activities

During the six months ended June 30, 2010, our financing activities consisted of proceeds from notes payable amounting to $0.9 million and proceeds from the issuance of common stock amounting to $2.8 million.  The 2010 financing transactions consisted of:

Between February 22, 2010 and March 31, 2010, we sold 1,451,666 shares of common stock at $0.75 per share for net proceeds of $1,088,750.

Between April and June 2010 we completed a private placement of 2.3 million shares of our common stock and received $1,750,000 and the purchase carried 10% warrants.

On dates between January 8, 2010 and March 29, 2010, the Company received $875,000 upon issuing unsecured 6% convertible loan agreements and promissory notes due between January and March 2012 to a group of Private Lenders.

During the six months ended June 30, 2009, our financing activities consisted of proceeds from notes payable amounting to $0.8 million and proceeds from the issuance of common stock amounting to $1.4 million.  The 2009 financing transactions consisted of:

During the six months ended June 30, 2009 we received $1.4 million from the issuance of 2.4 million shares of common stock.

During March 2009, the Company received $760,000 upon issuing unsecured 6% convertible loan agreements and promissory notes due in March 2011 to a group of private lenders.

We estimate that our current funding is sufficient to enable us to proceed with our current (reduced) activities under our DCVax ® -Brain program.  Our ongoing funding requirements will depend on many factors, including the number of staff we employ, the pace of patient enrollment in our brain cancer trial, the cost of establishing clinical studies and compassionate use/named patient programs in other countries, and unanticipated developments.  Without additional capital, we will not be able to proceed with significant enrollment in our DCVax ® -Brain clinical trial or move forward with compassionate use/named patients programs or with any of our other product candidates for which investigational new drug applications have been cleared by the FDA. We will also be constrained in developing our second generation manufacturing processes, which offer the potential for significant reduction in product costs.

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive, financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our principal executive, financial and accounting officer concluded that, as of June 30, 2010, in light of the material weaknesses described below, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our chief executive officer, financial and accounting officer, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

Management's Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive, financial and accounting officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of June 30, 2010.  This evaluation was based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

  Based on management's evaluation as of June 30, 2010, our management identified the material weaknesses set forth below in our internal control over financial reporting:

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

(ii)
Lack of a sufficient number of independent directors for our board and audit committee.  We currently only have one independent director on our board, which is comprised of three directors, and on our audit committee.  Although we are considered a controlled company, whereby a group holds more than 50% of the voting power, and as such are not required to have a majority of our board of directors be independent it is our intention to have a majority of independent directors in due course.

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

Our company's management concluded that in light of the material weaknesses described above, our company did not maintain effective internal control over financial reporting as of June 30, 2010 based on the criteria set forth in Internal Control—Integrated Framework issued by the COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2010 that has materially affected, or is reasonably expected to materially affect, our internal controls over financial reporting.

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

Lonza Patent Infringement Claim

       In late June 2007, the Company received a favorable ruling from a Swiss regulatory agency (the B.A.G.), which was expected at the time to enable the Company to begin providing its DCVax ® dendritic cell vaccines to patients commercially through designated medical centers in Switzerland.  Within weeks after this decision was announced, on July 27, 2007, Lonza Group AG (“Lonza”), a large Swiss based corporation, filed a lawsuit against us in the U.S., alleging infringement of some eight different patents, relating to recombinant DNA methods, sequences, vectors and other technology relating to gene modifications of cells, cell lines and host cells.

      None of the Company’s DCVax ® products involve, or have ever involved, any gene modifications of any of the cells.  The lawsuit was groundless and we defended ourselves vigorously, including making clear that we would seek court sanctions under the Federal Rules of Civil Procedure against Lonza and its counsel for filing a complaint without any reasonable basis. Within five months after filing its extensive complaint, Lonza unilaterally withdrew nearly all of the claims in it – all claims except certain claims relating to our DCVax ® -Prostate product.

Regarding the DCVax ® -Prostate product, Lonza sought to still pursue its claims on the basis that although the Company itself had never used any gene expression or gene modification technology, instead Medarex – who had served as the contract manufacturer of the PSMA antigen (biomarker) in DCVax ® -Prostate and supplied the finished PSMA antigen to us – had potentially used Lonza’s gene expression system.  Although the Company had had no involvement in (and no knowledge of) Medarex’s choice of manufacturing method, and had simply contracted with Medarex for delivery of a quantity of finished PSMA, Lonza sought to hold the Company liable for this because Lonza had reached a business deal with Medarex several years earlier which precluded Lonza pursuing claims against Medarex.

We continued to dispute and defend ourselves vigorously against Lonza’s remaining claims concerning DCVax ® -Prostate.  During the course of the case, Lonza proposed several times for us to take a license to their gene expression technology.  Since we had no use for their technology, we declined.

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

Stockholder Class Action

In February 2007, the Company applied to the Bundesamt für Gesundheit (B.A.G.) in Switzerland for an Authorization for Use, so that the Company could make DCVax ® available to patients commercially at designated medical centers in Switzerland.  At that time, the B.A.G. had jurisdiction over transplants, and a separate agency, Swissmedic, had jurisdiction over drugs and other medical products.  Our DCVax ® dendritic cell vaccine was classified as a standardized transplant.  The B.A.G. had jurisdiction to issue Authorizations for Use, which were a form of limited regulatory approval for which there is no counterpart or similar form of approval in the U.S.  Swissmedic had jurisdiction to issue Marketing Authorizations, which are full commercial approvals without limitations, and which are similar to product approvals that are issued by the Food and Drug Administration (FDA) in the U.S.

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

During the three months ended June 30, 2010, we sold 2,333,333 shares of common stock at $0.75 per share for net proceeds of $1,750,000.

On May 27, 2010 we issued 5,024,400 shares of common stock in respect of the conversion the principal and accrued interest payable of a note due to SDS.

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

Item 4. (Removed and Reserved)

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

NORTHWEST BIOTHERAPEUTICS, INC

Dated: August 17, 2010	By:	/s/ Alton L. Boynton
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