Form 10-Q
period 2010-09-30
NORTHWEST BIOTHERAPEUTICS INC
filed 2010-11-22
CIK 1072379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 5, 2010, the total number of shares of common stock, par value $0.001 per share, outstanding was 71,927,341.

NORTHWEST BIOTHERAPEUTICS, INC.

TABLE OF CONTENTS

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 2009 and September 30, 2010 (unaudited)	3

Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2009 and 2010 and the period from March 18, 1996 (inception) to September 30, 2010	4

Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2009 and 2010 and the period from March 18, 1996 (inception) to September 30, 2010	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	21

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	24

Item 4. (Removed and Reserved)	24

Item 5. Other Information	24

Item 6. Exhibits	25

SIGNATURES	26

INDEX TO EXHIBITS	27

Part I — Financial Information

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

Condensed Consolidated Balance Sheets
(in thousands)

	December 31, 2009	September 30, 2010
		(Unaudited)

Assets

Current assets:
Cash	$65	$80
Prepaid expenses and other current assets	36	151
Total current assets	101	231

Property and equipment:
Laboratory equipment	29	29
Office furniture and other equipment	82	123
	111	152
Less accumulated depreciation and amortization	(111)	(113)
Property and equipment, net	-	39
Deposit and other non-current assets	2	16
Total assets	$103	$286

Liabilities And Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$3,249	$3,083
Accounts payable, related party	6,328	6,575
Accrued expenses	1,874	2,416
Accrued expenses, related party	1,329	1,023
Notes payable	2,650	1,650
Note payable to related parties	4,000	4,000
Convertible notes payable, net	-	1,054
Total current liabilities	19,430	19,801

Long term liabilities:
Notes payable, net	-	1,676
Convertible notes payable, net	1,061	961
Convertible notes payable to related party, net	298	785
Total long term liabilities	1,359	3,422
Total liabilities	20,789	23,223

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized and none issued and outstanding Common stock, $0.001 par value; 150,000,000 shares authorized at December 31, 2009 and September 30, 2010 58,877,087 and 71,476,700 shares issued and outstanding at December 31, 2009 and September 30, 2010, respectively	58	72
Additional paid-in capital	169,202	185,220
Deficit accumulated during the development stage	(189,897)	(208,111)
Cumulative translation adjustment	(49)	(118)
Total stockholders’ equity (deficit)	(20,686)	(22,937)
Total liabilities and stockholders’ equity (deficit)	$103	$286

See accompanying notes to condensed consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended		Period from March 18, 1996 (Inception) to
	September 30,		September 30,		September
	2009	2010	2009	2010	30, 2010
Revenues:
Research material sales	$10	$10	$10	$10	$570
Contract research and development from related parties	-	-	-	-	1,128
Research grants and other	-	-	-	-	1,061
Total revenues	10	10	10	10	2,759
Operating cost and expenses:
Cost of research material sales	-	-	-	-	382
Research and development	2,465	1,606	7,437	4,791	71,704
General and administration	2,356	1,412	4,475	4,680	59,523
Depreciation and amortization	-	2	-	2	2,353
Loss on facility sublease	-	-	-	-	895
Asset impairment loss and other (gain) loss	-	-	389	-	2,445
Total operating costs and expenses	4,821	3,020	12,301	9,473	137,302
Loss from operations	(4,811)	(3,010)	(12,291)	(9,463)	(134,543)
Other income (expense):
Warrant valuation	-	-	-	-	6,759
Loan conversion inducement	(5,617)	-	(5,617)	(4,522)	(10,139)
Gain on sale of intellectual property and property and equipment	-	-	-	-	3,664
Interest expense	(1,813)	(632)	(3,004)	(4,229)	(30,261)
Interest income and other	-	-	-	-	1,218
Net loss	(12,241)	(3,642)	(20,912)	(18,214)	(163,302)
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	-	-	-	-	(12,349)
Modification of Series A preferred stock warrants	-	-	-	-	(2,306)
Modification of Series A-1 preferred stock warrants	-	-	-	-	(16,393)
Series A preferred stock dividends	-	-	-	-	(334)
Series A-1 preferred stock dividends	-	-	-	-	(917)
Warrants issued on Series A and Series A-1 preferred stock dividends	-	-	-	-	(4,664)
Accretion of Series A preferred stock mandatory redemption obligation	-	-	-	-	(1,872)
Series A preferred stock redemption fee	-	-	-	-	(1,700)
Beneficial conversion feature of Series D preferred stock	-	-	-	-	(4,274)
Net loss applicable to common stockholders	$(12,241)	$(3,642)	$(20,912)	$(18,214)	$(208,111)
Net loss per share applicable to common stockholders — basic and diluted	$(0.27)	$(0.05)	$(0.47)	$(0.28)
Weighted average shares used in computing basic and diluted net loss per share	45,276	70,413	44,583	65,361

See accompanying notes to condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,		Period from March 18, 1996 (Inception) to September 30,
	2009	2010	2010
Cash Flows from Operating Activities:
Net Loss	$(20,912)	$(18,214)	$(163,302)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	-	2	2,353
Amortization of deferred financing costs	-	-	320
Amortization debt discount	819	1,114	20,815
Accrued interest converted to stock	-	1,047	1,307
Accreted interest on convertible promissory note	-	-	1,484
Stock-based compensation costs	1,909	1,512	11,016
Stock and warrants issued for services and other expenses	2,576	3,593	6,592
Loan conversion inducement	5,617	4,522	10,139
Warrant valuation	-	-	(6,759)
Asset impairment loss and loss (gain) on sale of properties	389	-	(936)
Loss on facility sublease	-	-	895
Increase (decrease) in cash resulting from changes in assets and liabilities:
Prepaid expenses and other current assets	956	(129)	559
Accounts payable and accrued expenses	444	380	5,425
Related party accounts payable and accrued expenses	4,222	(59)	7,598
Accrued loss on sublease	-	-	(265)
Deferred rent	-	-	410
Net Cash used in Operating Activities	(3,980)	(6,232)	(102,349)
Cash Flows from Investing Activities:
Purchase of property and equipment, net	(2)	(41)	(5,044)
Proceeds from sale of property and equipment	-	-	258
Proceeds from sale of intellectual property	-	-	1,816
Proceeds from sale of marketable securities	-	-	2,000
Refund of security deposit	-	-	(3)
Transfer of restricted cash	-	-	(1,035)
Net Cash used in Investing Activities	(2)	(41)	(2,008)
Cash Flows from Financing Activities:
Proceeds from issuance of note payable	-	-	4,710
Proceeds from issuance of convertible notes payable to related parties	1,340	2,667	3,967
Proceeds from issuance of note payable to related parties	1,375	-	11,250
Repayment of note payable to related party	-	-	(6,700)
Proceeds from issuance of convertible promissory note and warrants, net of issuance costs	-	-	13,099
Repayment of convertible promissory note	-	-	(119)
Borrowing under line of credit, Northwest Hospital	-	-	2,834
Repayment of line of credit, Northwest Hospital	-	-	(2,834)
Payment on capital lease obligations	-	-	(323)
Payments on note payable	-	-	(420)
Proceeds from issuance preferred stock, net	-	-	28,708
Proceeds from exercise of stock options and warrants	-	-	228
Proceeds from issuance common stock, net	1,394	3,690	53,426
Payment of preferred stock dividends	-	-	(1,251)
Series A preferred stock redemption fee	-	-	(1,700)
Deferred financing costs	-	-	(320)
Net Cash provided by Financing Activities	4,109	6,357	104,555
Effect of exchange rates on cash	(28)	(69)	(118)
Net increase in cash	99	15	80
Cash at beginning of period	16	65	-
Cash at end of period	$115	$80	$80

Supplemental disclosure of cash flow information — Cash paid during the period for interest	$-	$-	$1,879
Supplemental schedule of non-cash financing activities:
Equipment acquired through capital leases	$-	$-	$285
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	-	-	12,349
Issuance of common stock in connection conversion of notes payable and accrued interest notes	1,500	1,004	2,504
Modification of Series A preferred stock warrants	-	-	2,306
Modification of Series A-1 preferred stock warrants	-	-	16,393
Warrants issued on Series A and Series A-1 preferred stock dividends	-	-	4,664
Common stock warrant liability	-	-	11,841
Accretion of mandatorily redeemable Series A preferred stock redemption obligation	-	-	1,872
Debt discount on promissory notes	2,028	664	11,501
Conversion of convertible promissory notes and accrued interest to Series D preferred stock	-	-	5,324
Conversion of convertible promissory notes and accrued interest to Series A-1 preferred stock	-	-	7,707
Conversion of convertible promissory notes and accrued interest to common stock	-	-	269
Issuance of Series C preferred stock warrants in connection with lease agreement	-	-	43
Issuance of common stock for license rights	-	-	4
Liability for and issuance of common stock and warrants to Medarex	-	-	840
Issuance of common stock to landlord	-	-	35
Deferred compensation on issuance of stock options and restricted stock grants	-	-	759
Cancellation of options and restricted stock	-	-	849
Financing of prepaid insurance through note payable	-	-	491
Stock subscription receivable	-	-	480

See accompanying notes to condensed consolidated financial statements.

Northwest Biotherapeutics, Inc.
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Northwest Biotherapeutics, Inc. and its subsidiary, NW Bio Europe Sarl (collectively, the “Company”, “we”, “us”, and “our”). All material intercompany balances and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). All normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the three and nine month periods ended September 30, 2009 and 2010 are not necessarily indicative of results to be expected for a full year.

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

Recent and Adopted Accounting Pronouncements

In March 2010, The Financial Accounting Standards Board ("FASB") issued new authoritative guidance regarding revenue recognition to define a milestone and clarify that the milestone method of revenue recognition is a valid application of the proportional performance model when applied to research or development arrangements.  Accordingly, a company can make an accounting policy election to recognize a payment that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved.  This guidance began phasing in during the third quarter of 2010.  The implementation of this guidance did not have a material impact on our consolidated financial statements.

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

Stock-based compensation expense was as follows for the three and nine months ended September 30 (in thousands):

	Three months ended September 30		Nine Months ended September 30
	2009	2010	2009	2010
Research and development	$139	$163	$—	$525
General and administrative	329	329	658	987
Total stock-based compensation	$468	$492	$658	$1,512

During the three month periods ended September 30, 2009 and 2010 options to purchase 850,000 and 50,000, respectively, shares of common stock were issued. During the nine month periods ended September 30, 2009 and 2010 options to purchase 850,000 and 100,000, respectively, shares of common stock were issued.

At September 30, 2010, the unrecognized compensation expense related to stock options was $2.6 million which is to be recognized over a weighted average period of 1.72 years.

4. Liquidity

The Company has experienced recurring losses from operations, and, as of September 30, 2010, had a working capital deficit of $19.6 million and a deficit accumulated during the development stage of $208.1 million. Of this $208.1 million deficit, $102.3 million (about half) reflects cash used in operations, and the remaining $105.8 million reflects non-cash accounting measures.

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

On July 2, 2010 the Company entered into a securities purchase agreement with Toucan Partners, under which Toucan Partners purchased 866,667 shares of common stock for $650,000.  In connection with this private placement the Company issued warrants to purchase 86,667 shares of common stock at an exercise price of $0.75 per share with an exercise period of three years.

As a result of the financings described above, as of September 30, 2010 Toucan Capital held:

•	an aggregate of 19,299,486 shares of Common Stock;

•	warrants to purchase 14,150,732 shares of Common Stock at an exercise price of $0.60 per share; and

•	warrants to purchase 7,884,357 shares of Common Stock at an exercise price of $0.15 per share.

As a result of the financings described above, and other open market transactions, as of September 30, 2010, Toucan Partners and its managing member Ms. Linda Powers held:

•	an aggregate of 13,460,691 shares of Common Stock;

•	warrants to purchase 8,832,541 shares of Common Stock at an exercise price of $0.60 per share;

•	warrants to purchase 513,841 shares of common stock at an exercise price of $0.41;

•	warrants to purchase 132,500 shares of common stock at an exercise price of $0.40;

•	warrants to purchase 86,667 shares of common stock at an exercise price of $0.75; and

•	warrants to purchase 842,375 shares of common stock at an exercise price of $0.20.

As of September 30, 2010, Toucan Capital, including the holdings of Toucan Partners, held 32,760,177 shares of common stock, representing approximately 46.0% of the common stock outstanding.  Further, as of September 30, 2010, Toucan Capital, including the holdings of Toucan Partners, beneficially owned (including unexercised warrants) 65,203,190 shares of common stock, representing a beneficial ownership interest of approximately 57.4%.

Other Financings

In April 2006, the Company raised approximately $5.5 million from the issuance of 2.6 million shares of common stock.

On June 22, 2007, the Company placed 15,789,473 shares of common stock with foreign institutional investors at a price of £0.95 per share. The gross proceeds from the placement were approximately £15.0 million, or $29.9 million, while net proceeds from the offering, after deducting commissions and expenses, were approximately £13.0 million, or $25.9 million.

On January 16, 2009 the Company entered into a securities purchase agreement for $700,000 with Al Rajhi Holdings who purchased 1,000,000 shares of our common stock at $0.70 per share.

On March 27, 2009, the Company completed a private placement of 1.4 million shares of our common stock and received $700,000.

Between February 22, 2010 and March 31, 2010, the Company sold 1,451,666 shares of common stock at $0.75 per share for net proceeds of $1,088,750.

During the three months ended June 30, 2010 the Company issued 2,333,333 shares of common stock at $0.75 per share plus ten percent warrant coverage for net proceeds of $1,750,000.  As a result, the Company issued warrants to purchase 233,333 shares of common stock at an exercise price of $0.75 per share for a period of three years from the date of issue.

On August 11, 2010, the Company completed a private placement of 266,667 shares of common stock and received $200,000. In connection with the private placement, the Company issued warrants to purchase 40,000 shares of common stock at an exercise price of $0.75 per share for a period of three years from the date of issuance.

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

On dates between January 8, 2010 and March 29, 2010, the Company received $375,000 upon issuing unsecured 6% convertible loan agreements and promissory notes due between January and March 2012 to a group of Private Lenders.

On July 14, 2010, the Company entered into unsecured 6% Loan Agreements and Promissory Notes with private lenders (“Private Lenders”). Under the Notes, the Private Lenders have provided bridge funding (“Bridge Funding”) to the Company in the amount of $1,750,000.   The Bridge Funding is to be to be repaid on the earlier of 5 business days from the date on which the Company receives $1,600,000 in additional funding or February 14, 2012. Additionally, the Private lenders received warrants to purchase 116,667 shares of the Company’s common stock at a price of $0.75 per share.

Going Concern

As of November 19, 2010, the Company had approximately $0.5 million of cash on hand including the amounts granted under the Qualified Therapeutic Discovery Project Grants Program (discussed in note 10 Subsequent Events below). The Company will need to raise additional capital in the near future to fund its clinical trials and other operating activities. The Company is in late stage discussions with multiple parties regarding potential funding transaction. However, these parties are not obligated to provide any financing.

The Company will require additional funding before it achieves profitability and there can be no assurance that its efforts to seek such funding will be successful. The Company may raise additional funds by issuing additional common stock or securities (equity or debt) convertible into shares of Common Stock, in which case, the ownership interest of its stockholders will be diluted. Any debt financing, if available, is likely to include restrictive covenants that could limit the Company’s ability to take certain actions. Further, the Company may seek funding from Toucan Capital or Toucan Partners or their affiliates or other third parties. Such parties are under no obligation to provide the Company with any additional funds, and any such funding may be dilutive to stockholders and may contain restrictive covenants. The Company is currently exploring additional financings with several other parties; however, there can be no assurance that the Company will be able to complete any such financings or that the terms of such financings will be attractive to the Company. If the Company’s capital raising efforts are unsuccessful, its inability to obtain additional cash as needed could have a material adverse effect on the Company’s financial position, results of operations and the Company’s ability to continue its existence. The Company’s independent registered public accounting firm has indicated in its report on the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2009, that there is substantial doubt about the Company’s ability to continue as a going concern.

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

On July 14, 2010, the Company received $1,750,000 upon issuing unsecured 6% loan agreements and promissory notes due on the earliest of 5 business days from the date on which the Company receives $1,600,000 in funding, as defined, or February 14, 2012.  Warrants to purchase 116,667 shares of common stock were issued with the loan agreements.  The $1,750,000 proceeds from the issuance of the promissory notes and warrants were allocated on a relative fair value basis.  The relative fair value of the promissory notes was estimated to be $1,666,000.  The relative fair value of the warrants was estimated to be $84,000, which was recorded as a debt discount to be amortized over the term of the notes.

Notes payable to related parties consist of the following at December 31, 2009 and September 30, 2010 (in thousands):

	December 31, 2009	September 30, 2010
12% note payable to Al Rajhi, due December 31, 2010	$4,000	$4,000
6% unsecured convertible note payable to Toucan Partners, due July, 2011 and November 2011, (net of discount of $1,002 and $515 in 2009 and 2010, respectively)	298	785
	4,298	4,785
Less current portion	(4,000)	(4,000)
Long-term notes payable to related parties (net)	$298	$785

Notes payable consist of the following at December 31, 2009 and September 30, 2010 (in thousands):

	December 31, 2009	September 30, 2010
12% unsecured note payable to SDS	$1,000	$1,000
12% unsecured notes payable to SDS and Private Investors	1,650	650
6% unsecured convertible notes payable to Private Lenders, due in August and September 2011, (net of discount of $485 and $268 in 2009 and 2010, respectively)	95	312
6% unsecured convertible notes payable to Private Lenders, due March 25, 2011, (net of discount of $46 and $18 in 2009 and 2010, respectively)	604	632
6% unsecured convertible note payable to Private Lender, due March 25, 2011	110	110
6% unsecured convertible notes payable to Private Lenders, due October, 2011, (net of discount of $194 and $114 in 2009 and 2010, respectively)	21	101
6% unsecured convertible notes payable to Private Lenders, due October and December 2011, (net of discount of $274 and $168 in 2009 and 2010, respectively)	231	337
6% unsecured convertible notes payable to Private Lenders, due between January and March 2012, (net of discount of $394 in 2010)	-	481
6% unsecured notes payable to Private Lenders, due February 14, 2012, (net of discount of $74 in 2010)	-	1,676
6% unsecured convertible note payable, due March 18, 2012	-	42
	3,711	5,341
Less current portion	(2,650)	(2,704)
Long-term notes payable (net)	$1,061	$2,637

The current portion of notes payable at September 30, 2010, is reported in the accompanying consolidated balance sheet as follows (in thousands):

Notes payable	$1,650
Convertible notes payable, net	1,054
$2,704

The long-term portion of notes payable at September 30, 2010, is reported in the accompanying consolidated balance sheet as follows (in thousands):

Notes payable, net	$1,676
Convertible notes payable, net	961
$2,637

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

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2010	2009	2010
Common stock options	4,100	4,110	4,100	4,110
Common stock warrants	36,600	38,200	36,600	38,200
Convertible notes	4,600	20,000	4,600	20,000
Excluded potentially dilutive securities	45,300	62,310	45,300	62,310

7. Related Party Transactions

Cognate Agreement

On July 30, 2004, the Company entered into a service agreement with Cognate Therapeutics, Inc. (now known as Cognate BioServices, Inc., or Cognate), a contract manufacturing and services organization in which Toucan Capital has a majority interest. In addition, two of the principals of Toucan Capital are members of Cognate’s board of directors and, on May 17, 2007, the managing director of Toucan Capital was appointed to serve as a director of the Company and to serve as the non-executive Chairperson of the Company’s Board of Directors. Under the service agreement, the Company agreed to utilize Cognate’s services for an initial two-year period, related primarily to manufacturing DCVax ® product candidates, regulatory advice, research and development preclinical activities and managing clinical trials. The agreement expired on July 30, 2006; however, the Company continued to utilize Cognate’s services under the same terms as set forth in the expired agreement. On May 17, 2007, the Company entered into a new service agreement with Cognate pursuant to which Cognate will provide certain consulting and, when needed, manufacturing services to the Company for its DCVax ® -Brain Phase II clinical trial. Under the terms of the new contract, the Company paid a non-refundable contract initiation fee of $250,000 and committed to pay budgeted monthly service fees of $400,000, subject to quarterly true-ups, and monthly facility fees of $150,000. Under the terms of the contract unless the contract is terminated earlier the contract will expire at the earlier of (i) the submission of an FDA biological license application/new drug application on the Company’s brain cancer clinical trial or (ii) July 1, 2010.  Although the Company failed to complete enrollment for the brain cancer clinical trial by July 1, 2009 and as of July 1, 2010, has not submitted an FDA biological license application/new drug application on the Company’s brain cancer clinical trial, Cognate has elected not to terminate the agreement and as such the $2 million termination penalty has not been triggered.    Since July 1, 2009, with the mutual agreement of Cognate and the Company, the agreement has continued on the same terms as included in the original agreement.

Cognate has moved its operations from Sunnyvale, California to its newer facility in Memphis, Tennessee. The current capacity in Memphis (using only part of the facility) is approximately 600 patients per year, which we believe will be sufficient for our Phase II clinical trial for DCVax ® -Brain. We have made arrangements with Cognate to accommodate an increase in production capacity in the current facility on a stepwise or modular basis based on demand from approximately 600 patients to over 5,000 patients per year.

During the three months ending September 30, 2009 and 2010, respectively, the Company recognized approximately $2.5 million and $1.1 million of research and development costs related to three service agreements. During the nine months ending September 30, 2009 and 2010, respectively, the Company recognized approximately $6.5 million and $3.0 million of research and development costs related to these service agreements. As of December 31, 2009, and September 30, 2010, accounts payable to Cognate amounted to approximately $5.9 and $6.5 million, respectively. The parties have agreed to review charges and adjust as needed.

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

Toucan Capital  and Toucan Partners

In accordance with a recapitalization agreement dated April 26, 2004 between the Company and Toucan Capital, as amended and restated on July 30, 2004 and further amended ten times between October 22, 2004 and November 14, 2005, pursuant to which Toucan Capital agreed to recapitalize the Company by making loans to the Company, the Company accrued and paid certain legal and other administrative costs on Toucan Capital’s behalf. Pursuant to the terms of the Conversion Agreement discussed above, the recapitalization agreement was terminated on June 22, 2007. Subsequent to the termination of the recapitalization agreement, Toucan Capital and Toucan Partners continue to incur costs on behalf of the Company. These costs primarily relate to consulting costs and travel expenses incurred in support of the Company’s expansion efforts as well as certain operating expenses. In addition, during 2007, 2008 and 2009 the Company accrued and recorded rent expense due to Toucan Capital Corp. an affiliate of Toucan Capital for its office space in Bethesda, Maryland.

During the three months ending September 30, 2009 and 2010, respectively, the Company recognized approximately $102,000 and $15,000 of general and administrative costs for rent expense, as well as legal, travel and other costs incurred by Toucan Capital and Toucan Partners on the Company’s behalf. At December 31, 2009 and September 30, 2010 accrued expenses payable to Toucan Capital amounted to $0.5 million and $0.3 million.  Other expenses remain to be received and reviewed.

Also during 2009, the Company agreed with Toucan Capital, Toucan Partners and Linda Powers (the Board’s Chairperson) that accrued expenses owed by the Company to these parties for certain expense reimbursements will be converted into shares of common stock instead of paid in cash.  The parties agreed that these accrued expenses will be converted into common stock (at a conversion rate of $0.20 per share).  The impact of the conversion will result in a reduction of liabilities for the amount converted.  In addition, the Company will recognize the value of common stock issued in excess of the amount of the accrued expenses converted, if any, as a charge to operations when the conversion takes place.  Finalization of these arrangements is in process.

8. Contingencies and Commitments

   The Company terminated its lease with Toucan Capital Corporation on December 31, 2009.  The Company is obligated to make monthly payments of approximately $5,000 during 2010 and 2011 and other amounts thereafter under the terminated lease.  Management is not able to estimate the amount of obligations subsequent to 2011.

On March 17, 2010, the Company entered into a non-cancelable operating lease for 7,097 square feet of office space in Bethesda, Maryland, which expires in September 2012. Future minimum lease payments under the lease are $39,921, $163,475 and $126,027, in 2010, 2011 and 2012, respectively. Rent expense for the three and nine months ended September 30, 2009 and 2010 amounted to nil and $35,674 and nil and $41,649 respectively. The Company expects to lease part of this space to Toucan and proceeds of this sublease, if any, will be offset against the minimum lease payments specified above.

During the three months ended September 30, 2010, the Company entered into three consulting agreements for business development and investment banking services.  The agreements have terms of approximately eighteen months and provide for the issuance of common stock and reimbursement of the consultant's expenses.  The first agreement provides for the issuance of 134,167 shares of the Company's stock on a monthly basis during the eighteen month period ended December 2011.  The second agreement provides for the issuance of 57,500 shares of the Company's stock on a monthly basis during the eighteen month period ended January 2012.  The third agreement provides for the issuance of 100,000 shares of common stock at the inception of the agreement and issuance of additional shares of common stock contingent upon the successful efforts of the consultant, as defined.  The Company may terminate the three consulting agreements at any time, after providing 90 days notice.  The value of common stock issued to the three consultants amounted to $482,000 during the three months ended September 30, 2010, and was recorded as a charge to general and administrative expenses in the accompanying consolidated statements of operations.

9.  Stockholders’ Equity (Deficit)

Common Stock Issuances

Between February 22, 2010 and March 31, 2010, the Company sold 1,451,666 shares of common stock at $0.75 per share for net proceeds of $1,088,750.

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

During the three and nine months ended September 30, 2010, the Company issued nil and 358,850 shares of common stock valued at nil and $278,390 based on the closing market price on the date of issuance of the shares to employees in lieu of cash payment of salaries earned in 2009.

During three and nine months ended September 30, 2010, the Company issued 593,921 and 959,288 shares of common stock for services valued at $536,360 and $746,360, respectively based on the closing market price on the date of issuance of the shares.

During the three months ended June 30, 2010, the Company sold to private investors 2,333,333 shares of common stock at $0.75 per share for net proceeds of $1,750,000. In connection with this private placement, the Company issued warrants to purchase 233,333 shares of common stock, as described below.

On May 27, 2010 the Company issued 5,024,400 shares of common stock upon the conversion of a note payable and accrued interest payable due to SDS. The note payable and accrued interest payable converted amounted to $1,004,880. T he value of the stock issued to SDS in excess of the carrying amount of the loan principal and accrued interest payable that was converted was $4,521,960. This amount was charged to loan conversion inducement expense in the accompanying consolidated statements of operations during the quarter ended June 30, 2010.

During the three months ended September, 2010, the Company sold to a private investor 266,667 shares of common stock at $0.75 per share for net proceeds of $200,000. In connection with this private placement, the Company issued warrants to purchase 40,000 shares of common stock, as described below.

 During the three months ended September, 2010, the Company sold to Toucan Partners 866,667 shares of common stock at $0.75 per share for net proceeds of $650,000. In connection with this private placement, the Company issued warrants to purchase 86,667 shares of common stock, as described below.

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

In connection with the issuance of 866,667 shares of common stock to Toucan Partners for proceeds of $650,000 in July 2010, the Company issued warrants to purchase 86,667 shares of common stock at an exercise price of $0.75 per share with a three year exercise period from the date of issue.  The fair value of the warrants amounting to $53,050 was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 1.04%, volatility of 192%, and a contractual life of 3 years.  The $650,000 proceeds from the issuance of the common stock and warrants were allocated on a relative fair value basis.  The relative fair value of the stock was estimated to be $601,000 and the relative fair value of the warrants was estimated to be $49,000.

In connection with the July 2010 Bridge Funding of $1.75 million, the Company issued warrants to purchase 116,667 shares of common stock at an exercise price of $0.75 per share with a three year exercise period.  The fair value of the warrants amounted to $88,641 was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 1.02%, volatility of 192%, and a contractual life of 3 years. The $1.75 million proceeds from the issuance of the promissory notes and warrants were allocated on a relative fair value basis.  The relative fair value of the promissory notes was estimated to be $1,666,000.  The relative fair value of the warrants was estimated to be $84,000 which was recorded as a debt discount to be amortized over the term of the notes.

 In connection with the issuance of 266,667 shares of common stock for proceeds of $200,000 in July 2010, the Company issued warrants to purchase 40,000 shares of common stock at an exercise price of $0.75 per share with a three year exercise period from the date of issue.  The fair value of the warrants amounting to $30,232 was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 1.04%, volatility of 192%, and a contractual life of 3 years.  The $200,000 proceeds from the issuance of the common stock and warrants were allocated on a relative fair value basis.  The relative fair value of the stock was estimated to be $174,000 and the relative fair value of the warrants was estimated to be $26,000.

 10. Subsequent Events

On October 18, 2010, the Company accepted subscriptions in the amount of $150,000 for the purchase of 200,000 shares of common stock and warrants to purchase an additional 20,000 shares of common stock.  The warrants are exercisable at the price of  $0.75 per share of common stock and expire in three years.

On November 5, 2010, the Company received approximately $490,000 in two grants under the Qualified Therapeutic Discovery Project Grants Program.  The Qualified Therapeutic Discovery Project Grants Program was included in the healthcare reform legislation, and established a one-time pool of $1 billion for grants to small biotech companies developing novel therapeutics which show potential to (a) result in new therapies that either treat areas of unmet medical need, or prevent, detect, or treat chronic or acute diseases and conditions, (b) reduce long-term health care costs in the United States, or (c) significantly advance the goal of curing cancer within the 30-year period beginning on May 21, 2010.There are no matching funding requirements or other requirements necessary to receive the funding.

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

We have experienced recurring losses from operations and have a deficit accumulated during the development stage of $208.1 million at September 30, 2010 of which $102.3 million reflects cash expenditures and the remainder reflects non-cash charges. In addition, our independent registered public accounting firm has indicated in its report on our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 that there is substantial doubt about our ability to continue as a going concern.

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

Three Months Ended September 30, 2010 and 2009

We recognized a net loss of $3.6 million for the three months ended September 30, 2010 compared to a net loss of $12.2 million for the three months ended September 30, 2009. The decrease in net loss was primarily attributable to non recurrence in 2010 of the loan conversion inducement costs related to the conversion of the Toucan Partners and other investor loans and reduced operating costs in the period ended September 30, 2010.

Loss from Operations.  The loss from operations decreased from $4.8 million for the three months ended September 30, 2009 to $3.0 million for the three months ended September 30, 2010. The decrease was due to reduced research and development staffing and contract manufacturing costs and lower general and administrative costs.

Research and Development Expense. Research and development expense decreased from $2.5 million for the three months ended September 30, 2009 to $1.6 million for the three months ended September 30, 2010. This decrease was primarily due to reduced staffing and lower contract manufacturing costs in 2010.

General and Administrative Expense. General and administrative expense was $1.4 million for the three months ended September 30, 2010 compared to $2.4 million for the three months ended September 30, 2009.  The decrease was due to lower staffing and consulting costs.

Interest (Expense). Interest expense decreased from $1.8 million for the three months ended September 30, 2009 to $0.6 million for the three months ended September 30, 2010. Interest expense includes interest payable on notes payable, debt discount amortization and other financing costs. Interest expense for the three month periods ended September 30, 2009 and September 30, 2010 was $0.3 million and $0.3 million, respectively, and debt discount amortization and other costs for the three month periods ended September 30, 2009 and September 30, 2010 was $1.5 million and $0.3 million respectively.  The decrease in debt discount amortization and other costs was primarily due to conversion of a number of loans into equity during 2010.

Nine Months Ended September 30, 2010 and 2009

We recognized a net loss of $18.2 million for the nine months ended September 30, 2010 compared to a net loss of $20.9 million for the nine months ended September 30, 2009. The decrease in net loss was primarily attributable to lower operating costs and interest costs, including debt discount amortization and other financing costs, during the nine month period ended September 30, 2010.

Loss from Operations. The loss from operations decreased from $12.3 million for the nine months ended September 30, 2009 to $9.5 million for the nine months ended September 30, 2010. The decrease was due to reduced research and development staffing and contract manufacturing costs.

Research and Development Expense. Research and development expense decreased from $7.4 million for the nine months ended September 30, 2009 to $4.8 million for the nine months ended September 30, 2010. This decrease was primarily due to reduced staffing and lower contract manufacturing costs in 2010.

General and Administrative Expense. General and administrative expense was $4.7 million for the nine months ended September 30, 2010 compared to $4.5 million for the three months ended September 30, 2009. The increase was due to higher legal costs related to intellectual property and an increase in consulting costs.

  Interest (Expense). Interest expense increased from $3.0 million for the nine months ended September 30, 2009 to $4.2 million for the three months ended September 30, 2010. Interest expense includes interest payable on notes payable, debt discount amortization and other financing costs. Interest expense for the nine month period ended September 30, 2009 and September 30, 2010 was $0.8 million and $0.8 million, respectively, and debt discount amortization and other costs for the nine months ended September 30, 2009 and September 30, 2010 was $2.2 million and $3.4 million, respectively. The increase in debt amortization and other costs for the nine month period ended September 30, 2010 was primarily due to an increase in the notes payable that were outstanding during the nine month period ended September 30, 2010.  In addition, interest expense includes $1.6 million of expense from the modification of warrant agreements during the 2010 period.

Liquidity and Capital Resources

At September 30, 2010, cash totaled $80,000, compared to $65,000 at December 31, 2009.  Working capital was a deficit of $19.6 million at September 30, 2010, compared to a deficit of $19.3 million at December 31, 2009.  The working capital deficit increased as of September 30, 2010 primarily due to an increase in current liabilities.  Cash balances increased during the quarter ended September 30, 2010 due primarily to the financing transactions discussed below that were executed in 2010.

The change in cash for the nine month periods presented was comprised of the following (in thousands):

	Nine Months Ended
	September 30, 2009	September 30, 2010	Change
Net cash provided by (used in):
Operating activities	$(3,980)	$(6,232)	$(2,252)
Investing activities	(2)	(41)	(39)
Financing activities	4,109	6,357	2,248
Effect of exchange rates on cash	(28)	(69)	(41)
Increase in cash	$99	$15	$(84)

Operating Activities

We used $6.2 million in cash for operating activities during the nine months ended September 30, 2010.    The increase in cash used in operating activities was a result of the increase in operating expenses.

    Investing Activities

  The cash used in investing activities was related to equipment used in the new leased headquarters building.

Financing Activities

During the nine months ended September 30, 2010, our financing activities consisted of proceeds from notes payable amounting to $2.7 million and proceeds from the issuance of common stock amounting to $3.7 million.  The 2010 financing transactions consisted of:

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

In July 2010 we sold 866,667 shares of our common stock and received $650,000 and the purchase carried 10% warrants.

In August 2010 we completed a private placement of 266,667 shares of our common stock and received $200,000 and the purchase carried 20% warrants.

On July 14, 2010, the Company borrowed $1,750,000 under unsecured 6% convertible Loan Agreements and Promissory Notes with three private lenders.

In August and September 2009, the Company received $580,000 upon issuing unsecured 6% convertible loan agreements and promissory notes due in August and September 2011 to a group of Private Lenders.

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive, financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our principal executive, financial and accounting officer concluded that, as of September 30, 2010, in light of the material weaknesses described below, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our chief executive officer, financial and accounting officer, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

Management's Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive, financial and accounting officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of September 30, 2010.  This evaluation was based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

            Based on management's evaluation as of September 30, 2010, our management identified the material weaknesses set forth below in our internal control over financial reporting:

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

Our company's management concluded that in light of the material weaknesses described above, our company did not maintain effective internal control over financial reporting as of September 30, 2010 based on the criteria set forth in Internal Control—Integrated Framework issued by the COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2010 that has materially affected, or is reasonably expected to materially affect, our internal controls over financial reporting.

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

There are no legal proceedings against the Company to the best of the Company’s knowledge as of the date hereof and to the Company’s knowledge, no action, suit or proceeding has been threatened against the Company.

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

On July 2, 2010, we sold 866,667 shares of common stock at $0.75 per share for net proceeds of $650,000 to Toucan Partners.

On August 11, 2010, we sold 266,667 shares of common stock at $0.75 per share for net proceeds of $200,000 to a private investor.

On October 18, 2010, the Company accepted subscriptions in the amount of $150,000 for the purchase of 200,000 shares of common stock and warrants to purchase an additional 20,000 shares of common stock.  The warrants are exercisable at the price of  $0.75 per share of common stock and expire in three years

The sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, we believe that these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D. The agreements executed in connection with this sale contain representations to support the Company’s reasonable belief that the Investor had access to information concerning the Company’s operations and financial condition, the Investor acquired the securities for their own account and not with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and that the Investor are sophisticated within the meaning of Section 4(2) of the Securities Act and are “accredited investors” (as defined by Rule 501 under the Securities Act). In addition, the issuances did not involve any public offering; the Company made no solicitation in connection with the sale other than communications with the Investor; the Company obtained representations from the Investor regarding their investment intent, experience and sophistication; and the Investor either received or had access to adequate information about the Company in order to make an informed investment decision.  All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

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

NORTHWEST BIOTHERAPEUTICS, INC

Dated: November 22, 2010	By:	/s/ Alton L. Boynton
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