Form 10-K/A
period 2009-12-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2011-01-26
CIK 1072379

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

Documents Incorporated by Reference: None

Explanatory Note: This Firm 10-K/A was amended to include amendments to Item 10. Directors, Officers and Corporate Governance requiring disclosure of what led to the conclusion for such persons to serve as a director for the Registrant and to and to correct the dates and titles of the signature page and certifications included herein.

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

We have two basic technology platforms applicable to cancer therapeutics: dendritic cell-based cancer vaccines, which we call DCVax ® , and monoclonal antibodies for cancer therapeutics. DCVax ® is our registered trademark. Our DCVax ® dendritic cell-based cancer vaccine program is our main technology platform.

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

Our Approach

We have developed a proprietary personalized-dendritic cell vaccine, DCVax ® for stimulating and enhancing a patient’s natural cellular and humeral (i.e. antibody) immune response to cancer. Given appropriate funding for future development, we believe that DCVax ® may overcome certain limitations of current cancer therapies and offer cancer patients safe and effective treatment alternatives, alone or in combination with other therapies.

DCVax ® is a platform technology which we believe is applicable to most cancers. It combines a patient’s own dendritic cells either with a patient’s own cancer-related biomarkers (called antigens), or with off-the-shelf antigens, to induce immune responses against a patient’s cancer cells. The Company’s early-stage clinical trial data, and those of its collaborators, suggest that DCVax ® -Brain and DCVax ® -Prostate may have the ability to significantly delay disease progression and significantly prolong patient survival, while maintaining a superior quality of life when compared with current therapies.

The natural immune response starts with activation of a master immune cell type, the dendritic cell (DC). These cells direct all ensuing activities of all components of the immune response. When a virus, bacteria, or a cancer cell, encounters a DC, the DC consumes the virus, bacteria or cancer cell and chops it into small pieces. In the process, the DC becomes activated and starts traveling to the lymph node. In the lymph node, the DC elicits a cascade of events that leads to an immune response. Importantly, the nature of the virus, bacteria or cancer cell and the nature of the DC activation dictate the type of immune response. Preparing the DC outside the body, as is done for DCVax ® products, is intended to allow the greatest degree of control and effectiveness, avoiding suppressive effects and obstacles generated by tumors in the patient’s body. The prepared or “educated” DCs then are re-injected back into the patient to begin the immune response in the natural fashion, leading to an enhanced response against the virus, bacteria or cancer cell.

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

Treatments that use only a single arm of the immune system may employ large amounts of T-cells, or a single (monoclonal) antibody. We believe that the DCVax ® products have a clear advantage compared to this approach in that they are designed to activate all aspects of the immune response, both cellular and antibody, thereby potentially providing a broader and longer lasting immune and clinical response. Our DCVax ® products consist of pure, activated DCs loaded with the immunogen as would naturally occur, and that are capable of migrating to lymph nodes. The intended result is a full immune response consisting of both a specific cellular T-cell response and a specific antibody response against the cancer-associated antigen consistent with our Phase I and Phase II clinical trial results for DCVax ® -Brain and DCVax ® -Prostate, respectively, and that is translated into a potential clinical benefit — in this case, a delay in disease recurrence and an extension of overall survival of the patient.

 Cancer and the Immune System

Cancer cells produce many substances that shut down the immune response, as well as substances that suppress or block the DCs that are resident in the body. The optimal time for controlling cancer growth by activating the immune system is, therefore, at the time when tumor burden is low. Our DCVax ® products target patients with brain cancer following surgery, radiation and chemotherapy, and hormone independent prostate cancer patients with no detectable tumor. This approach is designed to allow induction of powerful immune responses to control progression of the disease. However, in clinical trials, delays in cancer progression and extension of survival have also been seen in late stage patients treated with DCVax ® -Brain and DCVax ® -Prostate.

The DCVax ® Process

The DCVax ® platform uses our proprietary process to efficiently produce and activate DCs outside a patient’s body. The clinical trials with DCVax ® -Brain and DCVax ® -Prostate suggest that these cells can generate an effective immune system response when administered therapeutically. Manufacture of a DCVax ® product takes approximately 30 days to complete for DCVax ® -Prostate and approximately 10 days for DCVax ® -Brain, and is characterized by the following sequence:

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

•	Harvest. These DCs are harvested and separated into standardized single-use DCVax ® administration vials, frozen and stored.

•
Quality Control.  DCVax ® product lot undergoes, according to current industry standards, rigorous quality control testing, including sterility testing for bacterial and mycoplasma contamination, and potency testing prior to shipment to the administration site for injection.

DCVax ® -Brain Manufacturing Steps:

DCVax ® — Characteristics

The DCVax ® platform combines our expertise in dendritic cell biology, immunology and antigen discovery with our proprietary process of activating DCs outside of a patient’s body to develop therapeutic products intended to stimulate beneficial immune responses to treat cancer in a cost-effective manner. DCVax ® has the following significant characteristics, the combination of which we believe makes it a highly attractive alternative to current therapies.

Activation of the Natural Immune System

Our DCVax ® product candidates are designed to elicit a natural immune response. Pre-clinical and clinical trials suggest that our DCVax ® product candidates can train a patient’s own Killer T-cells to locate and destroy specifically targeted cancer cells. These same clinical trials also suggest that DCVax ® -Prostate stimulates the body to produce antibodies and/or Killer T-cells that bind to cancer-associated antigens and potentially destroy cancer cells marked by these antigens. Moreover, the clinical trials show that this immune response may be effective in delaying time to disease progression in brain and prostate cancer, and both may prolong survival and improve the quality of life for brain and prostate cancer patients.

Multiple Cancer Targets

We believe that our DCVax ® platform can be applied towards the treatment of a wide variety of cancers. The platform affords the flexibility to target many different forms of cancer through the pairing of DCs with cancer-associated antigens, fragments of cancer-associated antigens or deactivated whole cancer cells as well as possible direct intra-tumoral injection of partially mature dendritic cells.

Targeting of Serious Cancers with No Effective Treatments

DCVax ® -Prostate targets men with rising PSA levels while on hormone therapy, but before metastases develop. There is currently no effective treatment for this growing population of patients who invariably go on to develop complications from the spread of their cancer to the bone and, eventually, succumb to their disease. DCVax ® -Brain targets patients with GBM, a highly lethal form of brain cancer. In two Phase I trials carried out at UCLA from 1999 to the present day, patients treated with DCVax ® -Brain have survived more than twice as long without relapse compared to matched concurrent controls not receiving DCVax ® -Brain (under “matched concurrent controls” patients received standard of care treatment at the same time clinical trial patients were treated with standard of care treatment together with DCVax ® -Brain; these control patients have been matched for the major prognostic factors for GBM).

Low Incidence of Significant Adverse Side Effects or Toxicity

Our initial two DCVax ® -Brain Phase I trials and DCVax ® -Prostate Phase I/II clinical trial have shown no significant adverse side effects in over 250 administered injections. Some patients had moderate injection site reactions, and we observed some severe injection site reactions that we believe to be a result of immune activation. Patients treated with DCVax ® -Brain or DCVax ® -Prostate therefore might not need to take additional prescription drugs to manage undesirable side effects as is often the case with certain current cancer treatments. We minimize the potential for toxicity by using the patient’s own cells to create its DCVax ® product candidates. Additionally, because our DCVax ® products are designed to target the cancer- associated antigens in the patient, collateral damage to healthy cells is minimized.

Efficient and Cost-Effective Manufacturing

We have developed a second generation closed and automated device based on tangential flow filtration (“TFF-Cell Separation System”) for manufacturing DC from patient leukapheresis material. We have a contract with Cognate BioServices, Inc. (“Cognate”) for the manufacture of DCVax ® -Brain product for clinical use. This TFF-Cell Separation System is currently undergoing validation. See “— Manufacturing”.

Ease of Administration

We initially collect a sample of a patient’s white blood cells in a single standard outpatient procedure called leukapheresis. After patient-specific manufacturing and quality control testing, each small dose of a DCVax ® product candidate is administered by a simple intradermal injection in an outpatient setting. Dendritic cells administered by intradermal injection migrate to the draining lymph nodes where they interact with and activate T-cells.

Complementary with Other Treatments

Our DCVax ® product candidates are designed to stimulate the patient’s own immune system to safely target cancer cells. Consequently, we believe these products may be used as an adjuvant to standard therapies such as chemotherapy, radiation therapy, hormone therapy and surgery.

Our Clinical and Pre-clinical Development Programs

The following table summarizes the targeted indications and status of our product candidates:

Product Candidate	Target Indications	Status
DCVax ® Platform
DCVax ® - Prostate	Prostate cancer	Phase III — clinical trial cleared by the FDA for recruitment of patients for non-metastatic hormone independent prostate cancer

DCVax ® -Brain	Glioblastoma multiforme	Phase II — clinical trial initiated. Orphan Drug designation granted in the U.S. in 2006 and in the European Union in 2007

DCVax ® -LB	Non-small cell lung cancer	Phase I — clinical trial cleared by the FDA

DCVax ® -Direct	Solid tumors	Phase I — clinical trial cleared by the FDA for ovarian cancer, head and neck cancer and two other indications (expected to be liver and pancreatic cancers)

DCVax ® -L	Resectable solid tumors	Phase I/II — completed clinical trial at the University of Pennsylvania

Pre-clinical means that a product candidate is undergoing efficacy and safety evaluation in disease models in preparation for human clinical trials. Phase I-III clinical trials denote safety and efficacy tests in humans as follows:

Phase I: Evaluation of safety and dosing.

Phase II: Evaluation of safety and efficacy.

Phase III: Larger scale evaluation of safety and efficacy.

DCVax ® Product Candidates

DCVax ® -L for Brain Cancer

DCVax ® -Brain uses our DCVax ® platform in combination with the patient’s own glioblastoma tumor cell lysate antigens. Our clinical collaborators at UCLA conducted two Phase I clinical trials to assess the safety and efficacy of DC-based immunotherapy for Glioblastoma multiforme (“GBM”). In the first Phase I clinical trial, DCVax ® -Brain was administered to 12 patients and in the second Phase I clinical trial it was administered to 17 patients. The patients in both trials were treated with DCVax ® -Brain being administered as an adjuvant to the standard of care.

The data from progression and survival Kaplan Meier curves of both of these trials together show that newly diagnosed GBM patients treated at UCLA, and matched for the major prognostic factors, with DCVax ® -Brain had a delay in the median time to recurrence or progression of disease from 8.1 months with standard of care treatments in matched concurrent control patients to 18.1 months in patients treated with DCVax ® -Brain (p = 0.00001;n=20). DCVax ® -Brain increased median overall survival from 17.0 months with standard of care in matched concurrent control patients treatments to 36.4 months in patients treated (and continuing as the median is not yet reached) for DCVax ® -Brain treated patients, again matched for the major prognostic factors (p < 0.0004; n=20). The ‘p’ value measures the likelihood that the difference between the treated and non-treated patients is due to chance. A p’ value less than or equal to 0.05 (meaning there is a 5 percent or lower possibility that the observed clinical effect is due to chance) is required for product approval by the FDA and European regulatory authorities. The ‘p’ value of 0.0004 observed with DCVax ® -Brain means that there is only a 0.04 percent (i.e. 4 in 10,000) possibility that the observed effect between standard of care and DCVax ® -treated patients is due to chance, and the ‘p’ value of 0.00001 means that there is only a 0.001 percent (i.e., 1 in 100,000) possibility that the results are due to chance. Eight of the 20 patients remained alive for periods ranging, to date, from 15.9 to 103 months, with five patients having lived for over 45 months without cancer recurrence. Similarly, in recurrent (late stage) patients, DCVax ® -Brain has increased median survival from 6.4 months for those receiving standard of care to 11.9 months for patients receiving DCVax ® -Brain.

In December 2006, we commenced recruiting patients with newly diagnosed GBM in a 141 patient Phase II DCVax ® -Brain clinical trial. We planned to carry out the study at 12 to 15 clinical sites. The study was designed as a randomized study in which patients received either DCVax ® -Brain in addition to standard of care or standard of care alone. The study was not blinded because there was no available approach for making a placebo that was indistinguishable from the DCVax ® -L. Almost 50 patients were screened at 4 clinical sites. However, patients were reluctant to enroll in the study when faced with a 33% chance of being randomized into the control arm of the study under which they will receive standard of care alone. In addition, even patients who did enroll were reluctant to stay in the study if they were assigned to the control arm.  Since the study was not blinded, patients were able to know which arm of the study they were assigned to.  So, the Company stopped and undertook a development program to develop a placebo that is indistinguishable from DCVax

With the placebo developed the Company redesigned the study as a randomized, placebo controlled, double blinded study with a cross-over arm allowing control patients to be treated with DCVax ® -Brain in the event that their cancer progresses. The study size has been increased from 141 to 240 patients and is designed to enable us to petition the FDA for accelerated approval if the study generates results similar to those achieved in the two prior clinical trials. We currently have 13 clinical sites that are qualified and ready to enroll patients.  In order to enable rapid enrollment, we may add some additional clinical sites for this trial when resources permit. We are engaged in discussions with the FDA concerning the study design and end points. Depending on trial results, we plan to seek product approval in both the U.S. and the European Union.

I n February 2007, we, through our legal representative, applied to the Bundesamt für Gesundheit (“BAG” or “Office Fédéral de la Santé Publique”) in Switzerland for an Authorization for Use (“Autorisation”). In June 2007, we, through our legal representative, received such Autorisation from the BAG to make DCVax ® -Brain available at limited selected medical centers in Switzerland, as well as an authorization (“Autorisation pour activités transfrontalières avec des transplants”) to export patients’ cells and tissues from Switzerland for vaccine manufacturing in the United States, and to import patients’ DCVax ® -Brain finished vaccines into Switzerland. These authorizations are conditional upon certain implementation commitments which had to be fulfilled to the satisfaction of Swissmedic (“Institut Suisse des Agents Thérapeutiques”) before the product could be made available (e.g., finalizing our arrangements for a clean-room suite for processing of patients’ immune cells). We believe that we have fulfilled these commitments, and have been awaiting Swissmedic assessment.

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

Standard of Care:  The current standard of care for GBM was established in a 573 patient study as set out by Stupp et al. in N Engl J Med 352;10, and resulted in a median time to progression of 6.9 months and a median overall survival rate of 14.6 months in patients receiving a standard of care treatment regimen. The standard of care established in the Stupp trial for GBM patients consists of surgery followed two weeks later by radiation therapy with concomitant daily low-dose Temodar chemotherapy, followed by six monthly cycles of full-doseTemodar chemotherapy. The DCVax ® -Brain treatment regimen fits between the steps of this current standard of care, and does not require a change in clinical practices, other than one 30-day delay after the first chemotherapy treatment.

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

Current Treatments:  As described above, existing treatments for GBM include surgery, radiation and chemotherapy. Such treatments are often used in various combinations and/or sequences and have significant adverse side effects such as bleeding, seizures, nausea and collateral tissue damage. Following initial treatment, virtually all cases of this cancer recur, with a life expectancy of approximately six months following recurrence. Few, if any, effective therapies exist for these patients. We believe that DCVax ® -Brain has the potential to address this critical unmet medical need.

DCVax ® -L for Ovarian Cancer

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

DCVax ® -Prostate

DCVax ® -Prostate targets hormone independent (i.e. late stage) prostate cancer. DCVax ® -Prostate combines our DCVax ® platform with the cancer-associated antigen “prostate specific membrane antigen” or “PSMA”. PSMA is located on the surface of prostate cells. It is expressed at very low levels on benign or healthy prostate cells, and at much higher levels on prostate cancer cells. Because PSMA is over-expressed in virtually all prostate cancers, it represents an effective target for prostate cancer therapeutics. In addition, we do not have to screen patients. DCVax ® -Prostate is designed to be used in the whole patient population. In contrast, the use of other cancer vaccines in development may be limited to part of the patient population and require screening of patients.

In September 1999, we filed an application to conduct a Phase I/II clinical trial for DCVax ® -Prostate to treat late-stage prostate cancer patients for whom hormone therapy was no longer effective. This trial, which was carried out at the M.D. Anderson Cancer Centre and at UCLA, involved the administration of DCVax ® -Prostate to 33 evaluable patients in order to establish the safety of three different dosage levels of DCVax ® -Prostate.

Additional data from our Phase I/II DCVax ® -Prostate clinical trial in 33 patients with non-metastatic and metastatic hormone independent prostate cancer indicates the following. Of a total of 33 patients who have been treated in this trial, 11 were non-metastatic hormone independent prostate cancer patients (group A) and 22 were metastatic hormone independent prostate cancer patients (group B). In group A, there has been an increase in survival from 36 months for the natural course of the disease to >54 months for DCVax ® -Prostate treated patients. The median had not yet been reached as of the end of 2005 (the latest date to which long-term data is so far available). In this group the time to metastases under the natural course of the disease is 28 to 36 weeks. This time was lengthened to 59 weeks in patients who received DCVax ® -Prostate. In group A, none of the 11 patients had progressed at 28 weeks and only five had progressed at 59 weeks. The group A patient population is the patient population that we will focus on in our Phase III clinical trial.

In group B (hormone independent patients with metastases), there was an increase in median overall survival from 18.9 months for standard of care to 38.7 months for DCVax ® -Prostate treated patients. Patients in this study had a six-times greater chance of being alive at 36 months compared to patients treated with the standard of care.

Many cancer therapeutics elicit a clinical response in only a small fraction of patients. In clinical trials, DCVax ® -Prostate has been shown to elicit a specific PSMA antibody response and a specific and strong T-cell response in about 80 percent of patients. The Company believes that the administration of DCVax ® -Prostate may enhance progression free survival relative to placebo, delay the development of symptomatic disease and increase overall survival.

DCVax ® -Prostate has been cleared by the FDA for a Phase III clinical trial in about 600 patients in 50 centers. The patient population is non-metastatic hormone independent prostate cancer. We currently intend to separate the 600 patient Phase III trial into two Phase III clinical trials in non- metastatic hormone independent prostate cancer patients with about 300 patients per trial.

Standard of Care.   The standard of care for metastatic hormone independent prostate cancer was established in a 674 patient study as set out by Petrylak et al. in N Engl J Med 351;15 and resulted in a median overall survival rate of 18.9 months. This standard of care consists of taxotere (chemotherapy) being administered as a single dose every three weeks or in a weekly regime. Other drugs, such as mitoxantrone and prednisone, are also administered to patients for pain derived from bone metastasis. The DCVax ® -Prostate treatment regimen fits between the steps of current standard of care, and does not require a change in clinical practices. There is no established standard of care for non-metastatic hormone independent prostate cancer as there is no FDA approved therapeutic product for this type of prostate cancer.

Target Market.   The American Cancer Society estimates that 186,320 new cases of prostate cancer will be diagnosed in the U.S. during 2008. Deaths from prostate cancer in the U.S. are estimated to be 28,660 for 2008. We estimate that there is an initial DCVax ® -Prostate target population in the U.S. consisting of approximately 100,000 patients per year with non-metastatic hormone independent prostate cancer. Globocan has estimated that 230,627 new cases of prostate cancer would be diagnosed in Europe in 2002 (the last year for which estimates are available). Deaths from prostate cancer in Europe were estimated at 83,066 in 2002.

Current Treatments.   Existing treatments for localized (i.e. newly-diagnosed) prostate cancer include surgery and/or various forms of radiation therapy. The current standard of care for treating patients who fail primary therapy is hormone therapy through which the effect of male hormones is blocked. Although this therapy achieves temporary tumor control, prostate cancer patients eventually fail hormone treatments, meaning that blocking of hormones no longer keeps the cancer under control. The United States National Cancer Institute’s 1989-1996 five-year survival rate for metastatic prostate cancer is only 32 percent. Moreover, hormone therapy may cause significant adverse side effects, including bone loss, hot flushes and impotence. Disease progression despite hormone therapy occurs on average in two years, and is then classified as hormone independent prostate cancer. Approximately 55 percent of patients with hormone independent prostate cancer will die within two years of its onset. Currently, the only FDA approved treatments for hormone independent prostate cancer are chemotherapy and radioactive pharmaceuticals, which can alleviate cancer-related symptoms but may cause significant toxic side effects and only prolong survival by approximately two and a half months. A large proportion of hormone independent patients do not have objective metastatic disease as measured by bone and CT scans. We believe that DCVax ® -Prostate has the potential to address this critical unmet medical need.

DCVax ® -LB

DCVax ® -LB is targeting non-small cell lung cancer, the largest cause of cancer deaths in both the U.S. and Europe. DCVax ® -LB combines our DCVax ® platform with isolated and killed lung cancer cells as antigens. The autologous DCs used to formulate DCVax ® -LB are activated through a process similar to that used in the manufacturing of DCVax ® -Prostate. We had an investigational new drug application cleared by the FDA in May 2006 for a Phase I clinical trial using DCVax ® -LB in non-small cell lung cancer.

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

DCVax ® -L

DCVax ® -L targets any kind of solid tumor cancer and it combines our DCVax ® platform with patient specific tumor lysate. Following surgery, the tumor is prepared as a lysate (i.e. the tumor tissue is finely chopped) for loading into autologous dendritic cells. The patient’s tumor lysate contains cancer specific biomarkers which will be added to the patient’s own dendritic cells and subsequently injected back into the patient to elicit a cancer specific immune response. The company commenced a Phase I/II study using DCVax ® -L at the University of Pennsylvania in 2007.

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

DCVax ® -Direct

DCVax ® -Direct uses our DCVax ® platform to activate DCs suitable for direct injection into solid tumors. DCVax ® -Direct is designed to treat cancer patients whose tumor tissue is not available or whose tumors are considered to be inoperable. Several scientific studies have shown that DCs injected into solid tumors in animal models can result in tumor regression. We have demonstrated in pre-clinical animal studies the ability of activated DCs, when injected directly into just a single tumor of mice bearing multiple tumors, to cause all tumors to regress. In these studies, subsequent challenge of these now tumor-free mice with the injection of additional tumor cells was met with total rejection of tumor growth demonstrating an immunization of the mouse against regrowth of the tumor. The DCs used in the formulation of DCVax ® -Direct are activated through a process similar to that used for DCVax ® -Brain and DCVax ® -Prostate (i.e. using heat-killed and formalin-fixed BCG mycobacteria and interferon gamma), although they are not loaded with tumor antigens prior to injection. Rather, the antigen loading takes place in vivo after injection of the DCVax ® -Direct DCs into the tumor tissue, typically following radiation therapy, chemotherapy, or other treatments that kill tumor cells.

We have a Phase I clinical trial protocol under the DCVax ® -Direct IND for the treatment of head and neck cancer. This clinical trial protocol was cleared by the FDA in the third quarter of 2006. We intend to identify the most appropriate cancers for the remaining two available trials under the DCVax ® -Direct IND at the appropriate time, although our present intention is to pursue liver and pancreatic cancers.

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

Current treatments:  Current treatments for solid tumors typically involve cytotoxic therapy aimed at killing tumor cells. Such treatments include radiation therapy, chemotherapy, or other cell killing treatments such as cryotherapy. These treatments can still be used along with DCVax ® -Direct as they can potentially prepare the tumor tissue for the injection of DCVax ® -Direct. The ability to still use conventional cytotoxic agents along with DCVax ® -Direct will enable DCVax ® -Direct to be adopted in the market without requiring any change of existing clinical practice if so desired.

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

Manufacturing

We have developed a proprietary manufacturing system that enables us to produce vaccines for an entire multi-year course of treatments in a single manufacturing run using the cancer patient’s own DCs and the patient’s own tumor biomarkers. This manufacturing process results in sufficient patient-specific DCVax ® product for at least a course of 11 injections of DCVax ® , which is sufficient for three years of treatment. The product thus becomes an “off-the-shelf” personalized drug after the initial manufacturing run. The advantages of this method, compared to other cell vaccine production, include not only the “off-the-shelf” feature of drug delivery to clinics and patients, but also the significant reduction in product cost due to the fact that the product does not have to be separately manufactured for each treatment injection or each couple of treatments.

We have entered into a services agreement with Cognate pursuant to which Cognate will provide certain consulting and manufacturing services, for our DCVax ® -Brain Phase II clinical trial. In this process, DC precursor cells are isolated from the patient’s blood and matured into new functional DCs. These DCs are combined with a patient’s own cancer biomarkers from the patient’s tumor tissue removed in surgery. The finished vaccine is then frozen in single-dose vials , and can remain frozen for many years until required for treatment of the patient.

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

The Company has developed partial automation of its manufacturing process using a TFF System.  This TFF System has been cleared by FDA for use in an upcoming DCVax ® Phase I clinical trials, and the Company’s patent coverage in the US issued during 2009. The TFF System is also targeted to be implemented into the DCVax ® -Brain product after bioequivalence studies have been completed. Since the product economics are favorable even with the existing first generation manufacturing process, the Company intends to only implement the TFF System at a time and in a manner that does not interfere with the pivotal Phase II clinical trial for DCVax ® -Brain, or product approval or launch.

Intellectual Property

We protect our proprietary technologies through patents issued and licensed throughout the world. We have 33 issued and licensed patents (9 in the U.S. and 23 in other jurisdictions) and 134 patent applications pending (15 in the U.S. and 119 in other jurisdictions) which cover the use of DCs in DCVax ® as well as targets for either the Company’s DC or monoclonal antibody therapy candidates and isolation and manufacturing, handling and administration of DCVax ® . The issued patents expire at various dates between 2015 and 2026. We intend to continue using our scientific expertise to pursue and patent new developments with respect to uses, methods, and compositions to enhance our position in the field of cancer treatment.

We have received orphan designation in the U.S.,  the E.U. and Switzerland for our DCVax ® - Brain product candidate applicable to gliomas, which comprise most primary brain cancers, including GBM. Orphan designation in the U.S. entitles us to seven years of market exclusivity for the particular indication and active ingredient provided that the product is the first such orphan to be approved for that indication. Orphan designation in the E.U. and Switzerland entitles us to ten years of market exclusivity on a similar basis.

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

Of these companies, Dendreon  has completed its Phase III clinical trials in patients with prostate cancer, although their patient populations are different from those targeted by our Phase III DCVax ® -Prostate product candidate. Celldex Therapeutics has conducted a Phase II clinical trial, with a peptide immunotherapy for newly diagnosed GBM. Ark Therapeutics has completed a Phase III trial with a gene therapy for operable high grade gliomas and applied for product approval in the EU, but recently received a negative decision from the European regulator. The clinical trial data reported to date by these companies for brain and prostate cancer have not shown as long a delay in disease progression, or as long an extension of survival, as have our clinical data to date. As far as we are aware, no cell-based therapeutic product for cancer is currently available for commercial sale, although Dendreon’s vaccine is expected to become commercially available soon.

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

We rely upon a single contract manufacturer, Cognate. The majority owner of Cognate is Toucan Capital, one of our majority stockholders. Cognate provides consulting services and is the manufacturer of our product candidates. We have an agreement in place with Cognate pursuant to which Cognate has agreed to provide manufacturing and other services in connection with our Phase II clinical trial for DCVax ® -Brain. The agreement requires us to make minimum monthly payments to Cognate irrespective of whether any DCVax ® products are manufactured. The agreement does not extend to providing services in respect of commercialization of the DCVax ® -Brain product, nor for other clinical trials or commercialization of any of our other product candidates. If and to the extent we wish to engage Cognate to manufacture our DCVax ® -Brain for commercialization or any of our other product candidates (including DCVax ® -Prostate) for clinical trials or commercialization, we will need to enter into a new agreement with Cognate or another third-party manufacturer which might not be feasible on a timely or favorable basis. The failure to timely enroll patients in our clinical trials will have an adverse impact on our financial results due, in part, to the minimum monthly payments that we make to Cognate.

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

In the last several years, we were involved in the following legal proceedings.

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

Contractual Obligations

The Company has numerous contractual obligations including Cognate, Synteract, Media Marketing Communications, Dr. David Filer, and others.

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

Alton L. Boynton, Ph.D.   Dr. Boynton co-founded the Company, has served as Secretary since August 2001, has served as our Chief Scientific Officer and a director since our inception in 1998, was appointed our Chief Operating Officer in August 2001, was appointed President in May 2003 and was appointed Chief Executive Officer in June 2007. Dr. Boynton has also served as Director of the Department of Molecular Medicine of Northwest Hospital from 1995-2003 where he coordinated the establishment of a program centered on carcinogenesis. Prior to joining Northwest Hospital, Dr. Boynton was Associate Director of the Cancer Research Center of Hawaii, The University of Hawaii, where he also held the positions of Director of Molecular Oncology of the Cancer Research Center and Professor of Genetics and Molecular Biology. Dr. Boynton received his Ph.D. in Radiation Biology from the University of Iowa in 1972.  As a result of Dr. Boynton’s significant years of service as a director and running a number of programs focusing on oncology and cancer-related research programs, including a PhD in Radiation Biology, the Company concluded that Dr. Boynton should serve as a director and executive officer.

Linda F. Powers.   Ms. Powers has served as the Chairperson of our Board of Directors since her appointment on May 17, 2007. Ms. Powers has served as managing director of Toucan Capital Corporation, a provider of venture capital since 2001. She has over 15 years experience in corporate finance and restructurings, mergers and acquisitions joint ventures and intellectual property licensing.  Ms. Powers is a board member of M2GEN (an affiliate of Moffitt Cancer Center), the Trudeau Institute (well known for its specialization in immunology), the Chinese Biopharmaceutical Association, the Rosalind Franklin Society, the Genetics Policy Institute, and a Task Force of the National Academy of Sciences .  She was the Chair of the Maryland Stem Cell Research Commission for the first two years of the state’s stem cell funding program, and continues to serve on the Commission. Ms. Powers has been appointed to three Governors’ commissions created to determine how to build the respective states’ biotech and other high-tech industries.  For six years, Ms. Powers taught an annual internal course at the National Institutes of Health for the bench scientists and technology transfer personnel on the development and commercialization of medical products.  Ms. Powers serves on the boards of six private biotechnology companies.  Ms. Powers holds a B.A. from Princeton University, where she graduated magna cum laude and Phi Beta Kappa. She also earned a JD, magna cum laude, from Harvard Law School.  Ms. Powers is a member of the Company’s Audit Committee, Compensation Committee and Nominations Committee.  Ms. Powers has over 25 years of experience in corporate financings and business transactions, including 10 years specializing in biotechnology investment and company building.  Ms. Powers has served for a number of years on Boards of a leading immunology research institute, a large cancer center and more than half a dozen biotechnology companies.  The Company believes this background and experience makes Ms. Powers well qualified to serve as a Director.

Robert A. Farmer.   Mr. Farmer was appointed to the Board of Directors in December 2009. Mr. Farmer served as the national treasurer of four presidential campaigns, including John Kerry, Bill Clinton, Michael Dukakis and John Glenn.  In these roles he led fund raising of over $800 million. He served under Ron Brown as treasurer of the Democratic National Committee, and served for eight years as treasurer of the Democratic Governor’s Association.  President Clinton appointed Farmer as the United States Consul General to Bermuda where he served from 1994 to 1999. Mr. Farmer also had a successful career as an entrepreneur including building his own publishing company which he sold in 1983,  Mr. Farmer currently serves on the Boards of Directors of International Data Group, Dale Carnegie Associates, Sober Steering Sensors, LLC, Charlesbridge Publishing, Haute Living  Mr. Farmer is a graduate of Dartmouth College and Harvard Law School.  The Company concluded Mr. Farmer should serve as a director of the Company due to his previous business successes, his experience as treasurer in four presidential campaigns and his service on other boards of directors (including International Data Group, Dale Carnegie Associates, Sober Steering Sensors and Clark Ridge Publishing).

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

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

									Deficit
									Accumulated
			Preferred Stock		Preferred Stock		Additional		During the	Cumulative	Total
	Common Stock		Series A	Series A-1			Paid-In	Deferred	Development	Translation	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Adjustment	Equity (Deficit)
	(In thousands)
Balances at March 18, 1996	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—
Accretion of membership units mandatory redemption obligation	—	—	—	—	—	—	—	—	(106)	—	(106)
Net loss	—	—	—	—		—	—	—	(1,233)	—	(1,233)
Balances at December 31, 1996	—	—	—	—	—	—	—	—	(1,339)	—	(1,339)
Accretion of membership units mandatory redemption obligation	—	—	—	—	—	—	—	—	(275)	—	(275)
Net loss	—	—	—	—	—	—	—	—	(2,560)	—	(2,560)
Balances at December 31, 1997	—	—	—	—	—	—	—	—	(4,174)	—	(4,174)
Conversion of membership units to common stock	2,203	2	—	—	—	—	—	—	(2)	—	—
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	—	—	—	—	(329)	—	(329)
Net loss	—	—	—	—	—	—	—	—	(4,719)	—	(4,719)
Balances at December 31, 1998	2,203	2	—	—	—	—	—	—	(9,224)	—	(9,222)
Issuance of Series C preferred stock warrants for services related to sale of Series C preferred shares	—	—	—	—	—	—	394	—	—	—	394
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	—	—	—	—	(354)	—	(354)
Net loss	—	—	—	—	—	—	—	—	(5,609)	—	(5,609)
Balances at December 31, 1999	2,203	2	—	—	—	—	394	—	(15,187)	—	(14,791)
Issuance of Series C preferred stock warrants in connection with lease agreement	—	—	—	—	—	—	43	—	—	—	43
Exercise of stock options for cash	2	—	—	—	—	—	1	—	—	—	1
Issuance of common stock at $0.85 per share for license rights	5	—	—	—	—	—	4	—	—	—	4
Issuance of Series D preferred stock warrants in convertible promissory note offering	—	—	—	—	—	—	4,039	—	—	—	4,039
Beneficial conversion feature of convertible promissory notes	—	—	—	—	—	—	1,026	—	—	—	1,026
Issuance of Series D preferred stock warrants for services related to sale of Series D preferred shares	—	—	—	—	—	—	368	—	—	—	368
Issuance of common stock warrants in conjunction with issuance of promissory note	—	—	—	—	—	—	3	—	—	—	3
Cancellation of common stock	(275)	—	—	—	—	—	—	—	—	—	—
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	—	—	—	—	(430)	—	(430)
Net loss	—	—	—	—		—	—	—	(12,779)	—	(12,779)
Balances at December 31, 2000	1,935	2	—	—	—	—	5,878	—	(28,396)	—	(22,516)
Issuance of Series D preferred stock warrants in conjunction with refinancing of note payable to stockholder	—	—	—	—	—	—	225	—	—	—	225
Beneficial conversion feature of convertible promissory note	—	—	—	—	—	—	456	—	—	—	456
Beneficial conversion feature of Series D preferred stock	—	—	—	—	—	—	4,274	—	(4,274)	—	—
Issuance of Series D preferred stock warrants for services related to the sale of Series D preferred shares	—	—	—	—	—	—	2,287	—	—	—	2,287
Exercises of stock options and warrants for cash	1,158	1	—	—	—	—	407	—	—	—	408
Issuance of common stock in initial public offering for cash, net of offering costs of $2,845	4,000	4	—	—	—	—	17,151	—	—	—	17,155
Conversion of preferred stock into common stock	9,776	10	—	—	—	—	31,569	—	—	—	31,579
Series A preferred stock redemption fee	—	—	—	—	—	—	—	—	(1,700)	—	(1,700)
Issuance of stock options to nonemployees for services	—	—	—	—	—	—	45	—	—	—	45
Deferred compensation related to employee stock options	—	—	—	—	—	—	1,330	(1,330)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	314	—	—	314
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	—	—	—	—	(379)	—	(379)
Net loss	—	—	—	—	—	—	—	—	(10,940)	—	(10,940)
Balances at December 31, 2001	16,869	17	—	—	—	—	63,622	(1,016)	(45,689)	—	16,934
Issuance of unregistered common stock	1,000	1	—	—	—	—	199	—	—	—	200
Issuance of common stock, Employee Stock Purchase Plan	9	—	—	—	—	—	6	—	—	—	6
Issuance of common stock warrants to Medarex	—	—	—	—	—	—	80	—	—	—	80
Issuance of restricted stock to nonemployees	8	—	—	—	—	—	34	—	—	—	34
Issuance of stock options to nonemployees for service	—	—	—	—	—	—	57	—	—	—	57
Issuance of stock options to employees	—	—	—	—	—	—	22	(22)	—	—	—
Cancellation of employee stock options	—	—	—	—	—	—	(301)	301	—	—	—
Exercise of stock options and warrants for cash	32	—	—	—	—	—	18	—	—	—	18
Deferred compensation related to employee restricted stock option	99	—	—	—	—	—	449	(449)	—	—	—
Cancellation of employee restricted stock grants	(87)	—	—	—	—	—	(392)	392	—	—	—
Amortization of deferred compensation, net	—	—	—	—	—	—	—	350	—	—	350
Net loss	—	—	—	—	—	—	—	—	(12,804)	—	(12,804)
Balances at December 31, 2002	17,930	18	—	—	—	—	63,794	(444)	(58,493)	—	4,875
Issuance of unregistered common stock to Medarex	1,000	1	—	—	—	—	199	—	—	—	200
Issuance of unregistered common stock to Nexus	90	—	—	—	—	—	35	—	—	—	35
Issuance of common stock warrants to Medarex	—	—	—	—	—	—	80	—	—	—	80
Issuance of warrants with convertible promissory note	—	—	—	—	—	—	221	—	—	—	221
Beneficial conversion feature of convertible promissory note	—	—	—	—	—	—	114	—	—	—	114
Issuance of common stock, Employee Stock Purchase Plan	4	—	—	—	—	—	—	—	—	—	—
Exercise of stock options and warrants for cash	8	—	—	—	—	—	—	—	—	—	—
Cancellation of employee restricted stock grants	(4)	—	—	—	—	—	(20)	20	—	—	—
Cancellation of employee stock options	—	—	—	—	—	—	(131)	131	—	—	—
Amortization of deferred compensation, net	—	—	—	—	—	—	—	240	—	—	240
Non-employee stock compensation	—	—	—	—	—	—	2	—	—	—	2
Net loss	—	—	—	—	—	—	—	—	(5,752)	—	(5,752)
Balances at December 31, 2003	19,028	19	—	—	—	—	64,294	(53)	(64,245)	—	15
Issuance of warrants with convertible promissory note	—	—	—	—	—	—	1,711	—	—	—	1,711
Beneficial conversion feature of convertible promissory note	—	—	—	—	—	—	1,156	—	—	—	1,156
Issuance of common stock, Employee Stock Purchase Plan	1	—	—	—	—	—	—	—	—	—	—
Cancellation of employee stock options	—	—	—	—	—	—	(5)	5	—	—	—
Amortization of deferred compensation, net	—	—	—	—	—	—	—	41	—	—	41
Warrant valuation			—	—	—	—	368	—	—	—	368
Net loss	—	—	—	—	—	—	—	—	(8,508)	—	(8,508)
Balances at December 31, 2004	19,029	19	—	—	—	—	67,524	(7)	(72,753)	—	(5,217)
Issuance of unregistered common stock and preferred stock to Toucan Capital	—	—	32,500	33	—	—	1,243	—	—	—	1,276
Issuance of stock options to non-employees for services	—	—	—	—	—	—	3	—	—	—	3
Issuance of warrants with convertible promissory note	—	—	—	—	—	—	1,878	—	—	—	1,878
Exercise of stock options and warrants for cash	49	—	—	—	—	—	4	—	—	—	4
Amortization of deferred compensation, net	—	—	—	—	—	—	—	7	—	—	7
Beneficial conversion feature of convertible promissory note	—	—	—	—	—	—	1,172	—	—	—	1,172
Common Stock warrant liability	—	—	—	—	—	—	(604)	—	—	—	(604)
Net loss	—	—	—	—	—	—	—	—	(9,937)	—	(9,937)
Balances at December 31, 2005	19,078	19	32,500	33	—	—	71,220	—	(82,690)	—	(11,418)
Issuance of common stock to PIPE Investors for cash, net of cash and non-cash offering costs of $837	39,468	39	—	—	—	—	4,649	—	—	—	4,688
Issuance of warrants to PIPE investment bankers	—	—	—	—	—	—	395	—	—	—	395
Conversion of notes payable due to Toucan Capital to Series A-1 preferred stock	—	—	—	—	4,817	5	7,702	—	—	—	7,707
Conversion of notes payable due to management to common stock	2,688	3	—	—	—	—	266	—	—	—	269
Issuance of warrants with convertible promissory notes	—	—	—	—	—	—	236	—	—	—	236
Exercise of stock options and warrants for cash	66	—	—	—	—	—	9	—	—	—	9
Exercise of stock options and warrants — cashless	3,942	4	—	—	—	—	(4)	—	—	—	—
Stock compensation expense	—	—	—	—	—	—	19	—	—	—	19
Beneficial conversion feature of convertible promissory note	—	—	—	—	—	—	64	—	—	—	64
Common Stock warrant liability	—	—	—	—	—	—	(6,523)	—	—	—	(6,523)
Net loss	—	—	—	—	—	—	—	—	(1,395)	—	(1,395)
Balances at December 31, 2006	65,241	65	32,500	33	4,817	5	$78,033	—	(84,085)	$—	(5,949)
Conversion of common stock at par related to the reverse stock split	(60,892)	(61)	—	—	—	—	61	—	—	—	—
Conversion of Series A and A-1 preferred stock into common stock	15,012	15	(32,500)	(33)	(4,817)	(5)	23	—	—	—	—
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	6,861	7	—	—	—	—	12,342	—	(12,349)	—	—
Modification of preferred stock Series A and Series A-1 warrants	—	—	—	—	—	—	18,699	—	(18,699)	—	—
Series A and Series A-1 preferred stock dividend payment	—	—	—	—	—	—	—	—	(1,251)	—	(1,251)
Warrants issued on Series A and Series A-1 preferred stock dividends	—	—	—	—	—	—	4,664	—	(4,664)	—	—
Issuance of common stock in initial public offering on the AIM London market for cash, net of offering costs of $3,965	15,789	16	—	—	—	—	25,870	—	—	—	25,886
Remeasurement of warrants issued in connection with convertible promissory notes	—	—	—	—	—	—	4,495	—	—	—	4,495
Remeasurement of beneficial conversion feature related to convertible promissory notes	—	—	—	—	—	—	1,198	—	—	—	1,198
Exercise of warrants — cashless	335	—	—	—	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	—	—	2,679	—	—	—	2,679
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	(4)	(4)
Net loss	—	—	—	—	—	—	—	—	(21,247)	—	(21,247)
Total comprehensive loss											(21,251)
Balances at December 31, 2007	42,346	42	—	—	—	—	148,064	—	(142,295)	(4)	5,807

Stock issuance in exchange for license option	122	—	—	—	—	—	225	—	—	—	225
Exercise of stock options — cashless	25	—	—	—	—	—	1	—	—	—	1
Stock compensation expense	—	—	—	—	—	—	3,001	—	—	—	3,001
								—
Issuance of warrants with promissory notes	—	—	—	—	—	—	1,017	—	—	—	1,017
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	(20)	(20)
Net loss	—	—	—	—	—	—	—	—	(22,331)	—	(22,331)
Total comprehensive loss											(22,351)
Balances at December 31, 2008	42,493	42	–	—	–	—	152,308	—	(164,626)	(24)	(12,300)

Exercise of stock options — cashless	20	—	—	—	—	—	—	—	—	—	—
Exercise of warrants — cashless	1,214	—	—	—	—	—	—	—	—	—	—
Issuance of common stock in private placements	2,378	2	—	—	—	—	1,391	—	—	—	1,393
Stock compensation expense	—	—	—	—	—	—	2,712	—	—	—	2,712
Debt Discount related to beneficial conversion	—	—	—	—	—	—	2,578	—	—	—	2,578
Warrants issued for services	—	—	—	—	—	—	1,645	—	—	—	1,645
Stock and warrants issued for services	3,662	3	—	—	—	—	1,136	—	—	—	1,139
Loan conversion	563	1	—	—	—	—	111	—	—	—	112
Loan conversion and conversion inducement	8,547	10	—	—	—	—	7,321	—	—	—	7,331

Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	(25)	(25)
Net loss	—	—	—	—	—	—	—	—	(25,271)	—	(25,271)
Total comprehensive loss											(25,296)
Balances at December 31, 2009	58,877	$58	$—	$—	$—	$—	$169,202	$—	$(189,897)	$(49)	$(20,686)

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

For the year ended December 31, 2009, of the Company’s operating expenses of approximately $15.8 million, approximately 60.7% of its expended resources were apportioned to its two DCVax ® clinical trial programs. From its inception through December 31, 2009, the Company incurred costs of approximately $66.9 million associated with its research and development activities. Because its technologies are novel and unproven, the Company is unable to estimate with any certainty the costs it will incur in the continued development of its product candidates for commercialization.

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

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
	(In thousands except weighted average)
$ 0.55 - 0.60	3,088	5.99	$0.57	2,004	$0.56
$ 0.61 - 2.40	1,010	9.24	$0.88	279	$1.06
$ 2.41 - 75.00	10	1.96	$20.33	9	$21.22
Total	4,108	6.78	$0.69	2,292	$0.70

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on January 19, 2011.

NORTHWEST BIOTHERAPEUTICS, INC.

By:	/s/ ALTON L. BOYNTON
Name: Alton L. Boynton
Title: President, Chief Executive Officer and Director
(principal executive officer and principal financial officer)

By:	/s/ LINDA POWERS
Linda Powers
Director

By:	/s/ ROBERT FARMER
Linda Powers
Director

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