Form 10-Q/A
period 2010-03-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2011-01-26
CIK 1072379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note: This Form 10-Q/A was amended to correct the dates and titles of the signature page and certifications included herein.

NORTHWEST BIOTHERAPEUTICS, INC.

TABLE OF CONTENTS

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 2009 and March 31, 2010 (unaudited)	3

Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2009 and 2010 and the period from March 18, 1996 (inception) to March 31, 2010	4

Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2009 and 2010 and the period from March 18, 1996 (inception) to March 31, 2010	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

Item 4T. Controls and Procedures	15

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 1A. Risk Factors	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3. Defaults Upon Senior Securities	18

Item 4. Submission of Matters to a Vote of Security Holders	18

Item 5. Other Information	18

Item 6. Exhibits	18

SIGNATURES	19

INDEX TO EXHIBITS	20

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

During three months ended March 31, 2010 , we issued 305,167 shares of common stock for services valued at $262,444 based on the closing market price on the date of issuance of the shares.

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

Lonza Patent Infringement Claim

On July 27, 2007, Lonza Group AG (“Lonza”) filed a complaint against us in the United States District Court for the District of Delaware alleging patent infringement relating to recombinant DNA methods, sequences, vectors, cell lines and host cells. The complaint sought temporary and permanent injunctions enjoining us from infringing Lonza’s patents and unspecified damages. On November 27, 2007, the complaint was dismissed from the United States District Court for the District of Delaware. Also on November 27, 2007, a new complaint was filed by Lonza in the United States District Court for the District of Maryland. The new complaint alleged the same patent infringement relating to recombinant DNA methods, sequences, vectors, cell lines and host cells by the Company’s DCVax ® ..

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

Stockholder Class Action Lawsuits

On August 13, 2007, a complaint was filed in the U.S. District Court for the Western District of Washington naming the Company, the Chairperson of its Board of Directors, Linda F. Powers, and its Chief Executive Officer, Alton L. Boynton, as defendants in a class action for violation of federal securities laws. After this complaint was filed, five additional complaints were filed in other jurisdictions alleging similar claims. The complaints were filed on behalf of purchasers of the Company’s Common Stock between July 9, 2007 and July 18, 2007 and allege violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. The complaints seek unspecified compensatory damages, costs and expenses. On December 18, 2007, a consolidated complaint was filed in the U.S. District Court for the Western District of Washington consolidating the stockholder actions previously filed. The putative securities class action lawsuit, In re Northwest Biotherapeutics, Inc. Securities Litigation , No. C-07-1254-RAJ was settled with prejudice January 8, 2009.  The Company has agreed to pay in settlement US$1 million.  In accordance with the stipulation the insurance company has directly deposited the $1,000,000 in a court controlled escrow account. The case alleged that the Company misrepresented certain facts that resulted in the artificial inflation of the price of Northwest Biotherapeutics publicly-traded common stock between April 17, 2007 and July 18, 2007.  The Company disputed the allegations of the lawsuit, and denied that there was any such misrepresentation or that the shares of Northwest Biotherapeutics common stock were artificially inflated.  Nevertheless the Company settled the lawsuit to avoid potentially expensive and protracted litigation. The Class Action Lawsuit final settlement was approved by the Court, and the case was dismissed with prejudice on June 16, 2009.  Additional details about the settlement can be found in the formal settlement documents, which are available from the United States District Court for the Western District of Washington.

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

NORTHWEST BIOTHERAPEUTICS, INC

Dated: January 17, 2011	By:	/s/ Alton L. Boynton
Alton L. Boynton
President, Chief Executive Officer and Director
(Principal Executive Officer)

	By:	/s/ LINDA POWERS
Linda Powers
Director

	By:	/s/ ROBERT FARMER
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