Form 10-Q/A
period 2010-06-30
NORTHWEST BIOTHERAPEUTICS INC
filed 2011-01-26
CIK 1072379

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

NORTHWEST BIOTHERAPEUTICS, INC.

TABLE OF CONTENTS

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 2009 and June 30, 2010 (unaudited)	3

Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2009 and 2010 and the period from March 18, 1996 (inception) to June 30, 2010	4

Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2009 and 2010 and the period from March 18, 1996 (inception) to June 30, 2010	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Item 4. Controls and Procedures	17

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	21

Item 4. (Removed and Reserved)	21

Item 5. Other Information	21

Item 6. Exhibits	21

SIGNATURES	22

INDEX TO EXHIBITS	23

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

As of June 30, 2010, the Company has no other contractual commitments which result in material financial obligations other than the month to month agreement with Cognate, an office lease, and other contracts and obligations associated with the Company ’ s clinical trials.

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

Loss from Operations .  The loss from operations decreased from $3.7 million for the three months ended June 30, 2009 to $3.1 million for the three months ended June 30, 2010. The decrease was due to reduced research and developement staffing and contract manufacturing costs offset by higher legal costs related to management of intellectual property and higher consulting costs.

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

Loss from Operations . The loss from operations decreased from $7.5 million for the six months ended June 30, 2009 to $6.4 million for the six months ended June 30, 2010. The decrease was due to reduced research and development staffing and contract manufacturing costs offset by higher legal costs related to management of intellectual property and higher consultant costs.

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
NORTHWEST BIOTHERAPEUTICS, INC.

Dated: January 17, 2011	By:	/s/ ALTON L. BOYNTON
Name: Alton L. Boynton
Title: President, Chief Executive Officer and Director
(principal executive officer and principal accounting officer)

	By:	/s/ LINDA POWERS
Linda Powers
Director

	By:	/s/ ROBERT FARMER
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