Form 10-Q/A
period 2010-09-30
NORTHWEST BIOTHERAPEUTICS INC
filed 2011-01-26
CIK 1072379

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

NORTHWEST BIOTHERAPEUTICS, INC.

TABLE OF CONTENTS

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 2009 and September 30, 2010 (unaudited)	3

Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2009 and 2010 and the period from March 18, 1996 (inception) to September 30, 2010	4

Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2009 and 2010 and the period from March 18, 1996 (inception) to September 30, 2010	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	18

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4. (Removed and Reserved)	20

Item 5. Other Information	20

Item 6. Exhibits	21

SIGNATURES	21

INDEX TO EXHIBITS	22

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

During the three month periods ended September 30, 2009 and 2010 options to purchase 850,000 and 50,000, respectively, shares of common stock were issued. During the nine month periods ended September 30, 2009 and 2010 options to purchase 850,000 and 100,000, respectively, shares of common stock were issued .

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

Loss from Operations .  The loss from operations decreased from $4.8 million for the three months ended September 30, 2009 to $3.0 million for the three months ended September 30, 2010. The decrease was due to reduced research and development staffing and contract manufacturing costs and lower general and administrative costs.

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

Loss from Operations . The loss from operations decreased from $12.3 million for the nine months ended September 30, 2009 to $9.5 million for the nine months ended September 30, 2010. The decrease was due to reduced research and development staffing and contract manufacturing costs.

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