Form 10-K/A
period 2009-12-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2011-03-02
CIK 1072379

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

Documents Incorporated by Reference: None

Explanatory Note: This Amendment No. 2 on Form 10-K amends our Annual Report on Form 10-K for the year ended December 31, 2010, which was originally filed with the Commission on April 15, 2010.  We are filing this amendment to amend the signature page thereto.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on March 1, 2011.

NORTHWEST BIOTHERAPEUTICS, INC.

By:	/s/ ALTON L. BOYNTON
Alton L. Boynton
Its: President and Chief Executive Officer Principal Executive Officer Principal Financial and Accounting Officer

By:	/s/ LINDA M. POWERS
Linda M. Powers
Director, Chairperson

By:	/s/ ROBERT FARMER
Robert Farmer
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