Form 10-Q/A
period 2010-03-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2011-03-02
CIK 1072379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 2

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

Explanatory Note: This Amendment No. 2 on Form 10-Q amends our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, which was originally filed with the Commission on May 21, 2010.  We are filing this amendment to amend the signature page thereto.

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

NORTHWEST BIOTHERAPEUTICS, INC

Dated: March 1, 2011	By:	/s/ Alton L. Boynton
Alton L. Boynton
President and Chief Executive Officer Principal Executive Officer Principal Financial and Principal Accounting Officer

	By:	/s/ LINDA M. POWERS
Linda M. Powers
Director

	By:	/s/ ROBERT FARMER
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