Form 10-Q/A
period 2010-06-30
NORTHWEST BIOTHERAPEUTICS INC
filed 2011-03-02
CIK 1072379

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

Explanatory Note: This Amendment No. 2 on Form 10-Q amends our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, which was originally filed with the Commission on August 17, 2010.  We are filing this amendment to amend the signature page thereto.

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