Form 10-Q/A
period 2010-09-30
NORTHWEST BIOTHERAPEUTICS INC
filed 2011-03-02
CIK 1072379

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

Explanatory Note: This Amendment No. 2 on Form 10-Q amends our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, which was originally filed with the Commission on November 22, 2010.  We are filing this amendment to amend the signature page thereto.

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

Part I — Financial Information

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

Condensed Consolidated Balance Sheets
(in thousands)

	December 31, 2009	September 30, 2010
		(Unaudited)

Assets

Current assets:
Cash	$65	$80
Prepaid expenses and other current assets	36	151
Total current assets	101	231

Property and equipment:
Laboratory equipment	29	29
Office furniture and other equipment	82	123
	111	152
Less accumulated depreciation and amortization	(111)	(113)
Property and equipment, net	-	39
Deposit and other non-current assets	2	16
Total assets	$103	$286

Liabilities And Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$3,249	$3,083
Accounts payable, related party	6,328	6,575
Accrued expenses	1,874	2,416
Accrued expenses, related party	1,329	1,023
Notes payable	2,650	1,650
Note payable to related parties	4,000	4,000
Convertible notes payable, net	-	1,054
Total current liabilities	19,430	19,801

Long term liabilities:
Notes payable, net	-	1,676
Convertible notes payable, net	1,061	961
Convertible notes payable to related party, net	298	785
Total long term liabilities	1,359	3,422
Total liabilities	20,789	23,223

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized and none issued and outstanding Common stock, $0.001 par value; 150,000,000 shares authorized at December 31, 2009 and September 30, 2010 58,877,087 and 71,476,700 shares issued and outstanding at December 31, 2009 and September 30, 2010, respectively	58	72
Additional paid-in capital	169,202	185,220
Deficit accumulated during the development stage	(189,897)	(208,111)
Cumulative translation adjustment	(49)	(118)
Total stockholders’ equity (deficit)	(20,686)	(22,937)
Total liabilities andstockholders’ equity (deficit)	$103	$286

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