Form 10-Q/A
period 2009-03-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2011-04-13
CIK 1072379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No.1

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of May 14, 2009, the total number of shares of common stock, par value $0.001 per share, outstanding was 45,069,872.

Explanatory Note:

Northwest Biotherapeutics, Inc. (the “Company”) is filing this amendment on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, filed with the Securities and Exchange Commission (the “Commission”) on May 20, 2009.  This Amendment is filed in order to re-file the entire Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 in light of comments from the staff of the Commission in connection with its review of our Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010.

We have restated:

•	our Condensed Consolidated Balance Sheet as of March 31, 2009 by increasing amounts reported in additional paid-in capital and accumulated deficit;
•
our Condensed Consolidated Statement of Operations for the three months ended March 31, 2009 by increasing amounts reported in General and administrative expenses to reflect a change in valuation of certain equity issuances during the quarter end March 31, 2009 and increasing amounts reported in Loss from operations, Net loss and Net loss per share – basic and diluted.

As a result of these restatements, amounts recorded in our Consolidated Statement of Cash Flows for the period ended March 31, 2009 have also been corrected.  Our total Net Cash used in Operating Activities in the period remain unchanged.  The restatement also impacts the disclosures in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 4 - Controls and Procedures.

The restatement relates to common stock issued for consulting services related to financing activities.  Based on our initial review of the relevant accounting guidance, we determined the fair value for the stock issued for these services using the price of the stock issued to arms length, non-affiliated sophisticated investors in financing transactions concluded during the term of the consulting agreements.  Following discussion with the Securities & Exchange Commission (the “Commission”) and reviewing the literature cited by the Commission we have determined that the fair value of the stock issued for these consulting services should be the closing price of the stock on the date the stock was issued.  This restatement records the change in valuation.

This Amendment continues to reflect circumstances as of the date of the original filing of the Quarterly Report on Form 10-Q and we have not updated disclosures contained herein to reflect events that occurred at a later date, except for items related to the restatement.

TABLE OF CONTENTS

NORTHWEST BIOTHERAPEUTICS, INC.

TABLE OF CONTENTS

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 2008 and March 31, 2009 (unaudited)	3

Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2008 and 2009 and the period from March 18, 1996 (inception) to March 31, 2009	4

Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2008 and 2009 and the period from March 18, 1996 (inception) to March 31, 2009	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4T. Controls and Procedures	25

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3. Defaults Upon Senior Securities	37

Item 4. Submission of Matters to a Vote of Security Holders	37

Item 5. Other Information	37

Item 6. Exhibits	37

SIGNATURES	38

INDEX TO EXHIBITS	39

Part I — Financial Information

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)

	December 31, 2008	March 31, 2009
		(Restated)
Assets
Current assets:
Cash	$16	$566
Accounts receivable	1	1
Prepaid expenses and other current assets	1,057	709
Total current assets	1,074	1,276
Property and equipment:
Laboratory equipment	29	29
Office furniture and other equipment	82	82
Construction in Progress	387	389
	498	500
Less accumulated depreciation and amortization	(104)	(104)
Property and equipment, net	394	396
Deposit and other non-current assets	12	6
Total assets	$1,480	$1,678
Liabilities And Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,420	$3,746
Accounts payable, related party	656	2,178
Accrued expenses	1,298	1,127
Accrued expense, related party	905	1,362
Notes payable, net of warrant related discount ($603 and $119 at December 31, 2008 and March 31, 2009)	2,047	2,531
Note payable to related parties, net of warrant related discount ($46 and $22 at December 31, 2008 and March 31, 2009)	5,454	5,478
Total current liabilities	13,780	16,422
Long term liabilities
Convertible notes payable, net of discount ($73)	—	687
Total long term liabilities	—	687
Total liabilities	13,780	17,109
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized and none issued and outstanding
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2008 and March 31, 2009 and 42,492,853 and 45,069,872 shares issued and outstanding at December 31, 2008 and March 31, 2009, respectively	42	44
Common stock issuable 688,679 shares at March 31, 2009,	—	1
Stock subscription receivable	—	(365)
Additional paid-in capital	152,308	154,100
Deficit accumulated during the development stage	(164,626)	(169,246)
Cumulative translation adjustment	(24)	35
Total stockholders’ equity (deficit)	(12,300)	(15,431)
Total liabilities and stockholders’ equity (deficit)	$1,480	$1,678

See accompanying notes to condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Period from March 18, 1996 (Inception) to March 31,
	2008	2009	2009
		(Restated)	(Restated)
Revenues:
Research material sales	$—	$—	$550
Contract research and development from related parties	—	—	1,128
Research grants and other	—	—	1,061
Total revenues	—	—	2,739
Operating costs and expenses:
Cost of research material sales	—	—	382
Research and development	3,062	2,492	59,817
General and administrative	2,603	1,377	50,421
Depreciation and amortization	22	—	2,344
Loss on facility sublease	—	—	895
Asset impairment loss and other (gain) loss	—	—	2,056
Total operating costs and expenses	5,687	3,869	115,915
Loss from operations	(5,687)	(3,869)	(113, 176)
Other income (expense):
Warrant valuation	—	—	6,759
Gain on sale of intellectual property and property and equipment	—	—	3,664
Interest expense	(12)	(751)	(22,902)
Interest income and other	74	—	1,218
Net loss	(5,625)	(4,620)	(124,437)
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	—	—	(12,349)
Modification of Series A preferred stock warrants	—	—	(2,306)
Modification of Series A-1 preferred stock warrants	—	—	(16,393)
Series A preferred stock dividends	—	—	(334)
Series A-1 preferred stock dividends	—	—	(917)
Warrants issued on Series A and Series A-1 preferred stock dividends	—	—	(4,664)
Accretion of Series A preferred stock mandatory redemption obligation	—	—	(1,872)
Series A preferred stock redemption fee	—	—	(1,700)
Beneficial conversion feature of Series D preferred stock	—	—	(4,274)
Net loss applicable to common stockholders	$(5,625)	$(4,620)	$(169,246)
Net loss per share applicable to common stockholders — basic and diluted	$(0.13)	$(0.11)
Weighted average shares used in computing basic and diluted net loss per share	42,346	43,385

See accompanying notes to condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,		Period from March 18, 1996 (Inception) to March 31,
	2008	2009	2009
		(Restated)	(Restated)
Cash Flows from Operating Activities:
Net Loss	$(5,625)	$(4,620)	$(124,437)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	22	—	2,344
Amortization of deferred financing costs	—	—	320
Amortization debt discount	—	509	18,873
Accrued interest converted to preferred stock	—	—	260
Accreted interest on convertible promissory note	—	—	1,484
Stock-based compensation costs	1,097	96	6,888
Stock and warrants issued for services and financing costs	—	138	138
Warrant valuation	—	—	(6,759)
Asset impairment loss and loss (gain) on sale of properties	—	—	(1,325)
Loss on facility sublease	—	—	895
Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	—	—	(1)
Prepaid expenses and other current assets	28	354	11
Accounts payable and accrued expenses	(221)	248	4,888
Related party accounts payable and accrued expenses	(410)	1,979	3,540
Accrued loss on sublease	—	—	(265)
Deferred rent	—	—	410
Net Cash used in Operating Activities	(5,109)	(1,296)	(92,736)
Cash Flows from Investing Activities:
Purchase of property and equipment, net	(128)	(2)	(5,003)
Proceeds from sale of property and equipment	—	—	258
Proceeds from sale of intellectual property	—	—	1,816
Proceeds from sale of marketable securities	—	—	2,000
Refund of security deposit	—	—	(3)
Transfer of restricted cash	—	—	(1,035)
Net Cash used in Investing Activities	(128)	(2)	(1,967)
Cash Flows from Financing Activities:
Proceeds from issuance of note payable	—		2,650
Proceeds from issuance of convertible notes payable		760	760
Proceeds from issuance of note payable to related parties	—	—	11,250
Repayment of note payable to stockholder	—	—	(6,700)
Proceeds from issuance of convertible promissory note and warrants, net of issuance costs	—	—	13,099
Repayment of convertible promissory note	—	—	(119)
Borrowing under line of credit, Northwest Hospital	—	—	2,834
Repayment of line of credit, Northwest Hospital	—	—	(2,834)
Payment on capital lease obligations	—	—	(323)
Payments on note payable	—	—	(420)
Proceeds from issuance Series A cumulative preferred stock, net	—	—	28,708
Proceeds from exercise of stock options and warrants	—	—	228
Proceeds from issuance common stock, net	—	1,029	49,372
Payment of preferred stock dividends	—	—	(1,251)
Mandatorily redeemable Series A preferred stock redemption fee	—	—	(1,700)
Deferred financing costs	—	—	(320)
Net Cash provided by Financing Activities	—	1,789	95,234
Effect of exchange rates on cash	(46)	59	35
Net increase (decrease) in cash	(5,283)	550	566
Cash at beginning of period	7,861	16	—
Cash at end of period	$2,578	$566	$566
Supplemental disclosure of cash flow information — Cash paid during the period for interest	$12	$—	$1,879
Supplemental schedule of non-cash financing activities:
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	$—	$—	$12,349
Modification of Series A preferred stock warrants	—	—	2,306
Modification of Series A-1 preferred stock warrants	—	—	16,393
Warrants issued on Series A and Series A-1 preferred stock dividends	—	—	4,664
Equipment acquired through capital leases	—	—	285
Common stock warrant liability	—	—	11,841
Accretion of mandatorily redeemable Series A preferred stock redemption obligation	—	—	1,872
Beneficial conversion feature of convertible promissory notes	—	73	8,332
Conversion of convertible promissory notes and accrued interest to Series D preferred stock	—	—	5,324
Conversion of convertible promissory notes and accrued interest to Series A-1 preferred stock	—	—	7,707
Conversion of convertible promissory notes and accrued interest to common stock	—	—	269
Issuance of Series C preferred stock warrants in connection with lease agreement	—	—	43
Issuance of common stock for license rights	—	—	4
Issuance of common stock and warrants to Medarex	—	—	840
Issuance of common stock to landlord	—	—	35
Issuance of common stock for finders fee	—	93	93
Deferred compensation on issuance of stock options and restricted stock grants	—	—	759
Cancellation of options and restricted stock	—	—	849
Financing of prepaid insurance through note payable	—	—	491
Stock subscription receivable	—	365	845

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

2.	Restatement of Financial Statements

We have restated:

•	our Condensed Consolidated Balance Sheets as of March 31, 2009 by increasing amounts reported in additional paid-in capital and accumulated deficit;
•
our Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 by increasing amounts reported in General and Administrative Expenses to reflect a change in valuation of certain equity issuances during the quarter end March 31, 2009 and increasing amounts reported in Loss from Operations, Net Loss and Net Loss per share – basic and diluted.

As a result of these restatements, amounts recorded in our consolidated statements of cash flows for the period ended March 31, 2009 has also been corrected.  Our total cash flows from operations in these periods remain unchanged. The restatement impacts the disclosures in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 4 - Controls and Procedures.

The restatement relates to common stock issued for consulting services related to financing activities.  Based on our initial review of the relevant accounting guidance, we determined the fair value for the stock issued for these services using the price of the stock issued to arms length, non-affiliated sophisticated investors in financing transactions concluded during the term of the consulting agreements.  Following discussion with the Securities & Exchange Commission (the “Commission”) and reviewing the literature cited by the Commission we have determined that the fair value of the stock issued for these consulting services should be the closing price of the stock on the date the stock was issued.  This restatement records the change in valuation.

The following table summarizes the effects of the restatement adjustments on our previously issued Condensed Consolidated Balance Sheets for the period ended March 31, 2009:

	As Previously Reported	Adjustments	As Restated

Additional paid-in capital	$154,056	$44	$154,100
Deficit accumulated during the development stage	(169,202)	(44)	(169,246)

The following table summarizes the effects of the restatement adjustments on our previously issued Condensed Statements of Operations for the period ended March 31, 2009:

	Three months ended March 31, 2009			Inception to March 31, 2009
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
General and administrative	$1,333	$44	$1,377	$50,377	$44	$50,421
Loss from operations	(3,825)	(44)	(3,869)	(113,132)	(44)	(113,176)
Net loss	(4,576)	(44)	(4,620)	(124,393)	(44)	(124,437)
Net loss applicable to common stockholders	(4,576)	(44)	(4,620)	(169,202)	(44)	(169,246)
Net loss per share applicable to common stockholders - basic and diluted	(0.11)		(0.11)

The following table summarizes the effects of the restatement adjustments on our previously issued Condensed Consolidated Statements of Cash Flows for the period ended March 31, 2009:

	Three months ended March 31, 2009			Inception to March 31, 2009
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net loss	$(4,576)	$(44)	$(4,620)	(124,393)	(44)	(124,437)
Stock-based compensation costs	190	(94)	96	6,982	(94)	6,888
Stock and warrants issued for services and financing costs	-	138	138	-	138	138

3. Summary of Significant Accounting Policies

The significant accounting policies used in the preparation of the Company’s condensed consolidated financial statements are disclosed in Note 3 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Recent and adopted Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on Issue No. 07-1 (“EITF 07-1”), Accounting for Collaborative Arrangements . EITF 07-1 was effective for the Company beginning January 1, 2009 and will be applied retrospectively to all prior periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The Company adopted EITF 07-1 effective January 1, 2009 which had no effect on the consolidated financial statements.

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

•	FSP FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly.”
•	FSP FAS 115-2 “Recognition and Presentation of Other-Than-Temporary Impairments;” and
•	FSP FAS 107-1, “Interim Disclosures about Fair Value of Financial Statements.”

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

In June 2008, the FASB issued FSP EITF Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”) . FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  FSP EITF 03-6-1 was effective for fiscal years beginning after December 15, 2008.   The Company adopted EITF 03-6-1 effective January 1, 2009, which had no effect on the consolidated financial statements.

4. Fair Value Measurements

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

5. Stock-Based Compensation Plans

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

6. Liquidity

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

Through June 22, 2007, the Company accrued and reimbursed certain legal and other administrative costs on Toucan Capital’s behalf pursuant to the Recapitalization Agreement. Subsequent to June 22, 2007, Toucan Capital has incurred costs on behalf of the Company, primarily related to travel expenses and fees incurred in connection with efforts to investigate and establish DCVax ® businesses in other locations overseas. In addition, effective July 1, 2007, the Company commenced accruing rent expense related to the sublease for its Bethesda, Maryland office space from Toucan Capital. During the year ended December 31, 2007, the Company recognized approximately $1.0 million of general and administrative costs related to this Recapitalization Agreement, rent expense and other costs incurred by Toucan Capital on the Company’s behalf. Approximately $175,000 of these costs relate to activities which took place prior to 2007. During the year ended December 31, 2006 the Company recognized $1.3 million of general and administrative costs related to the Recapitalization Agreement. Pursuant to the terms of the Conversion Agreement, the Recapitalization Agreement was terminated on June 22, 2007.

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

The Company will require additional funding before it achieves profitability and there can be no assurance that its efforts to seek such funding will be successful. The Company may raise additional funds by issuing additional common stock or securities (equity or debt) convertible into shares of Common Stock, in which case, the ownership interest of its stockholders will be diluted. Any debt financing, if available, is likely to include restrictive covenants that could limit the Company’s ability to take certain actions. Further, the Company may seek funding from Toucan Capital or Toucan Partners or their affiliates or other third parties. Such parties are under no obligation to provide the Company with any additional funds, and any such funding may be dilutive to stockholders and may contain restrictive covenants. The Company is currently exploring additional financings with several other parties; however, there can be no assurance that the Company will be able to complete any such financings or that the terms of such financings will be attractive to the Company. If the Company ’ s capital raising efforts are unsuccessful, its inability to obtain additional cash as needed could have a material adverse effect on the Company ’ s financial position, results of operations and the Company ’ s ability to continue its existence. The Company ’ s independent registered public accounting firm has indicated in its report on the Company ’ s consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2008 that there is substantial doubt about the Company ’ s ability to continue as a going concern.

7. Net Income (Loss) Per Share Applicable to Common Stockholders

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

8. Related Party Transactions

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

During the three months ending March 31, 2009 and 2008, respectively, the Company recognized approximately $0 and $150,000 of general and administrative costs related to the recapitalization agreement, rent expense, as well as legal, travel and other costs incurred by Toucan Capital on the Company’s behalf. At March 31, 2009 and December 31, 2008, accrued expenses payable to Toucan Capital amounted to $0.1 million and $0.4 million, respectively, and are included in the accompanying consolidated balance sheets.

Toucan Partners

See “Toucan Capital and Toucan Partners” in Note 5 above.

Al Rajhi

See “Shareholder Loan” in Note 5 above.

9. Contingencies

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

10. Subsequent Events

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

Restatement of Financial Statements

We have restated:

•	our Condensed Consolidated Balance Sheets as of March 31, 2009 by increasing amounts reported in additional paid-in capital and accumulated deficit;
•
our Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 by increasing amounts reported in General and Administrative Expenses to reflect a change in valuation of certain equity issuances during the quarter end March 31, 2009 and increasing amounts reported in Loss from Operations, Net Loss and Net Loss per share – basic and diluted.

As a result of these restatements, amounts recorded in our consolidated statements of cash flows for the period ended March 31, 2009 has also been corrected.  Our total cash flows from operations in these periods remain unchanged. The restatement impacts the disclosures in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 4 - Controls and Procedures.

The restatement relates to common stock issued for consulting services related to financing activities.  Based on our initial review of the relevant accounting guidance, we determined the fair value for the stock issued for these services using the price of the stock issued to arms length, non-affiliated sophisticated investors in financing transactions concluded during the term of the consulting agreements.  Following discussion with the Securities & Exchange Commission (the “Commission”) and reviewing the literature cited by the Commission we have determined that the fair value of the stock issued for these consulting services should be the closing price of the stock on the date the stock was issued.  This restatement records the change in valuation.

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

On October 1, 2008, the Company entered into a Loan Agreement (the “SDS Loan”) and Promissory Note (the “Note”) with SDS.   Under the Note, SDS loaned the Company $1.0 million.  The Note is an unsecured obligation of the Company and accrues interest at the rate of 12% per year. The term of the Note is six months, with a maturity date of April 1, 2009. SDS agreed to extend the term of the Note on terms that are currently being negotiated.   Since April 2, 2009 the Company has accrued interest related to the SDS Loan on the same terms as those included in the original agreement The Note may not be prepaid without the consent of SDS.  The Note contains customary representations and warranties, and affirmative and negative covenants regarding the operation of the Company’s business during the term of the Note.  In connection with the Note, the Company issued to SDS a warrant (the “Investment Warrant”) to purchase 299,046 shares of the Company’s common stock at an exercise price equal to $0.53 per share, which was the closing price of the Company’s Common Stock on the AIM on October 1, 2008.  The Investment Warrant expires 5 years from the date of issuance.

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

General and Administrative Expense. General and administrative expense decreased from $2.6 million for the three months ended March 31, 2008 to $1.4 million for the three months ended March 31, 2009. This decrease was primarily due to reduced staffing and stock options expense.

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

On December 22 2008, we entered into a loan agreement with Toucan Partners for $500,000 with a term of six months at 12% interest. In connection with the loan the Company issued Toucan Partners a warrant to purchase shares of the Company’s common stock.  The warrants have a term of five years from the issuance date.

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

Subsequently, we became aware of an additional material weakness in our internal control over financial reporting; namely that  our policies in relation to valuation of common stock  issued as compensation for consulting services were not in compliance with accounting guidance.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented on a timely basis.  This material weakness resulted in the amendment to our Quarterly Report on Form 10-Q/A for the three months ended March 31, 2009, in order to restate the financial statements for the three months ended March 31, 2009.  As a result of this material weakness, our management did not revise its earlier conclusion and continues to conclude that our disclosure controls and procedure were not effective as of March 31, 2009.

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

We have incurred net losses every year since our formation in March 1996 and had a deficit accumulated during the development stage of approximately $169.2million as of March 31, 2009. We expect that these losses will continue and anticipate negative cash flows from operations for the foreseeable future. Despite the receipt of approximately $25.9 million of net proceeds from an offering of our common stock on AIM in June 2007, receipt of loan proceeds between May 2008 and March 2009 of $8.9 million and equity infusions in 2009 of $1.1 million we will need additional funding, and over the medium term we will need to generate revenue sufficient to cover operating expenses, clinical trial expenses and some research and development costs to achieve profitability. We may never achieve or sustain profitability.

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

On March 27, 2009 we issued 199,661 shares of common stock to a consultant in respect of advisory services related to capital fundraising activities between October 2008 and March 2009. The common stock was valued at $138,000 based on the closing market price on the date of issuance of the shares.

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

NORTHWEST BIOTHERAPEUTICS, INC

Dated: April 6, 2011	By:	/s/ Alton L. Boynton
Alton L. Boynton
President and Chief Executive Officer
Principal Executive Officer Principal Financial and Accounting Officer

By:	/s/ Linda M. Powers
Linda M. Powers
Director and Chairman

By:	/s/ Robert Farmer
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