Form 10-Q/A
period 2009-06-30
NORTHWEST BIOTHERAPEUTICS INC
filed 2011-04-13
CIK 1072379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of August 12, 2009, the total number of shares of common stock, par value $0.001 per share, outstanding was 45,069,872.

Explanatory Note:

Northwest Biotherapeutics, Inc. (the “Company”) is filing this amendment on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed with the Securities and Exchange Commission (the “Commission”) on August 17, 2009.  This Amendment is filed in order to re-file the entire Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 in light of comments from the staff of the Commission in connection with its review of our Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010.

We have restated:

•	our Condensed Consolidated Balance Sheet as of June 30, 2009 by increasing amounts reported in additional paid in capital and accumulated deficit;
•
our Condensed Consolidated Statement of Operations for the six months ended June 30, 2009 by increasing amounts reported in General and administrative expenses to reflect a change in valuation of certain equity issuances during the quarter end March 31, 2009 and increasing amounts reported in Loss from operations, Net loss and Net loss per share – basic and diluted.

As a result of these restatements, amounts recorded in our Condensed Consolidated Statement of Cash Flows for the period ended June 30, 2009 have also been corrected.  Our total Net Cash used in Operating Activities in the period remain unchanged. The restatement also impacts the disclosures in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 4 - Controls and Procedures.

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

This Amendment continues to reflect circumstances as of the date of the original filing of the Quarterly Report on Form 10-Q and we have not updated the disclosures contained herein to reflect events that occurred at a later date, except for items related to the restatement.

TABLE OF CONTENTS

NORTHWEST BIOTHERAPEUTICS, INC.

TABLE OF CONTENTS

Page
PART I — FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of December 31, 2008 and June 30, 2009 (unaudited)	3
Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2008 and 2009 and the period from March 18, 1996 (inception) to June 30, 2009	4
Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2008 and 2009 and the period from March 18, 1996 (inception) to June 30, 2009	5-6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	26
PART II — OTHER INFORMATION	28
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3. Defaults Upon Senior Securities	39
Item 4. Submission of Matters to a Vote of Security Holders	39
Item 5. Other Information	39
Item 6. Exhibits	40
SIGNATURES	40
INDEX TO EXHIBITS	41

Part I — Financial Information

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)
	December 31, 2008	June 30, 2009
		(Restated)
Assets
Current assets:
Cash	$16	$50
Accounts receivable	1	1
Prepaid expenses and other current assets	1,057	136
Total current assets	1,074	187
Property and equipment:
Laboratory equipment	29	29
Office furniture and other equipment	82	82
Construction in progress	387	389
	498	500
Less accumulated depreciation and amortization	(104)	(493)

Property and equipment, net	394	7
Deposit and other non-current assets	12	2
Total assets	$1,480	$196
Liabilities And Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,420	$3,626
Accounts payable, related party	656	3,536
Accrued expenses	1,298	1,390
Accrued expense, related party	905	1,535
Notes payable, net of warrant related discount ($603 and $0 at December 31, 2008 and June 30, 2009)	2,047	2,650
Note payable to related parties, net of warrant related discount ($46 and $0 at December 31, 2008 and June 30, 2009)	5,454	5,500
Total current liabilities	13,780	18,237
Long term liabilities
Convertible notes payable, net of discount ($64 at June 30, 2009)	—	696
Total long term liabilities	—	696
Total liabilities	13,780	18,933
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized and none issued and outstanding
Common stock, $0.001 par value; 100,000,000 shares authorized at December 31, 2008 and June 30, 2009 and 42,492,853 and 45,069,872 shares issued and outstanding at December 31, 2008 and June 30, 2009, respectively	42	45
Additional paid-in capital	152,308	154,568
Deficit accumulated during the development stage	(164,626)	(173,341)
Cumulative translation adjustment	(24)	(9)
Total stockholders’ equity (deficit)	(12,300)	(18,737)
Total liabilities and stockholders’ equity (deficit)	$1,480	$196

See accompanying notes to condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from March 18, 1996 (inception) to
	2008	2009	2008	2009	June 30, 2009
				(Restated)	(Restated)
Revenues:
Research material sales	$—	$—	$—	$—	$550
Contract research and development from related parties	—	—	—	—	1,128
Research grants and other	—	—	—	—	1,061
Total revenues	—	—	—	—	2,739
Operating cost and expenses:
Cost of research material sales	—	—	—	—	382
Research and development	3,143	2,480	6,205	4,972	62,297
General and administrative	2,855	786	5,458	2,163	51,207
Depreciation and amortization	—	—	22	—	2,344
Loss on facility sublease	—	—	—	—	895
Asset impairment loss	—	389	—	389	2,445
Total operating costs and expenses	5,998	3,655	11,685	7,524	119,570
Loss from operations	(5,998)	(3,655)	(11,685)	(7,524)	(116,831)
Other income (expense):
Warrant valuation	—	—	—	—	6,759
Gain on sale of intellectual property	—	—	—	—	3,664
Interest expense	(69)	(440)	(81)	(1,191)	(23,342)
Interest income and other	17	—	91	—	1,218
Net loss	(6,050)	(4,095)	(11,675)	(8,715)	(128,532)
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	—	—	—	—	(12,349)
Modification of Series A preferred stock warrants	—	—	—	—	(2,306)
Modification of Series A-1 preferred stock warrants	—	—	—	—	(16,393)
Series A preferred stock dividends	—	—	—	—	(334)
Series A-1 preferred stock dividends	—	—	—	—	(917)
Warrants issued on Series A and Series A-1 preferred stock dividends	—	—	—	—	(4,664)
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	(1,872)
Series A preferred stock redemption fee	—	—	—	—	(1,700)
Beneficial conversion feature of Series D preferred stock	—	—	—	—	(4,274)
Net loss applicable to common stockholders	$(6,050)	$(4,095)	$(11,675)	$(8,715)	$(173,341)
Net loss per share applicable to common stockholders — basic and diluted	$(0.14)	$(0.09)	$(0.28)	$(0.20)
Weighted average shares used in computing basic and diluted net loss per share	42,376	45,069	42,361	44,232

See accompanying notes to condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,		Period from March 18, 1996 (Inception) to June 30,
	2008	2009	2009
		(Restated)	(Restated)
Cash Flows from Operating Activities:
Net Loss	$(11,675)	$(8,715)	$(128,532)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	22	—	2,344
Amortization of deferred financing costs	—	—	320
Amortization of debt discount	—	659	19,023
Accrued interest converted to preferred stock	—	—	260
Accreted interest on convertible promissory note	—	—	1,484
Stock-based compensation costs	2,214	564	7,356
Stock and warrants issued for services and financing costs	—	138	138
Warrant valuation	—	—	(6,759)
Asset impairment and loss (gain) on sale of properties	—	389	(936)
Loss on facility sublease	—	—	895
Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	—	—	(1)
Prepaid expenses and other current assets	(576)	931	588
Accounts payable and accrued expenses	94	391	5,031
Related party accounts payable and accrued expenses	(459)	3,510	5,071
Accrued loss on sublease	—	—	(265)
Deferred rent	—	—	410
Net Cash used in Operating Activities	(10,380)	(2,133)	(93,573)
Cash Flows from Investing Activities:
Purchase of property and equipment, net	(240)	(2)	(5,003)
Proceeds from sale of property and equipment	—	—	258
Proceeds from sale of intellectual property	—	—	1,816
Proceeds from sale of marketable securities	—	—	2,000
Refund of security deposit	—	—	(3)
Transfer of restricted cash	—	—	(1,035)
Net Cash used in Investing Activities	(240)	(2)	(1,967)
Cash Flows from Financing Activities:
Proceeds from issuance of note payable	—	—	2,650
Proceeds from issuance of convertible notes payable	—	760	760
Proceeds from issuance of note payable to related parties	4,000	—	11,250
Repayment of note payable to stockholder	—	—	(6,700)
Proceeds from issuance of convertible promissory note and warrants, net of issuance costs	—	—	13,099
Repayment of convertible promissory note	—	—	(119)
Borrowing under line of credit, Northwest Hospital	—	—	2,834
Repayment of line of credit, Northwest Hospital	—	—	(2,834)
Payment on capital lease obligations	—	—	(323)
Payments on note payable	—	—	(420)
Proceeds from issuance of Series A cumulative preferred stock, net	—	—	28,708
Proceeds from exercise of stock options and warrants	—	—	228
Proceeds from issuance of common stock, net	—	1,394	49,737
Payment of preferred stock dividends	—	—	(1,251)
Mandatorily redeemable Series A preferred stock redemption fee	—	—	(1,700)
Deferred financing costs	—	—	(320)
Net Cash provided by Financing Activities	4,000	2,154	95,599

	Six Months Ended June 30,		Period from March 18, 1996 (Inception) to June 30,
	2008	2009	2009
Effect of exchange rates on cash	(36)	15	(9)
Net increase (decrease) in cash	(6,656)	34	50
Cash at beginning of period	7,861	16	—
Cash at end of period	$1,205	$50	$50
Supplemental disclosure of cash flow information — Cash paid during the period for interest	$12	—	$1,879
Supplemental schedule of non-cash financing activities:
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	$—	$—	$12,349
Modification of Series A preferred stock warrants	—	—	2,306
Modification of Series A-1 preferred stock warrants	—	—	16,393
Warrants issued on Series A and Series A-1 preferred stock dividends	—	—	4,664
Equipment acquired through capital leases	—	—	285
Common stock warrant liability	—	—	11,841
Accretion of mandatorily redeemable Series A preferred stock redemption obligation	—	—	1,872
Beneficial conversion feature of convertible promissory notes	—	73	8,332
Conversion of convertible promissory notes and accrued interest to Series D preferred stock	—	—	5,324
Conversion of convertible promissory notes and accrued interest to Series A-1 preferred stock	—	—	7,707
Conversion of convertible promissory notes and accrued interest to common stock	—	—	269
Issuance of Series C preferred stock warrants in connection with lease agreement	—	—	43
Issuance of common stock for license rights	—	—	4
Issuance of common stock and warrants to Medarex	—	—	840
Issuance of common stock to landlord	—	—	35
Issuance of common stock for finders fee	—	93	93
Deferred compensation on issuance of stock options and restricted stock grants	—	—	759
Cancellation of options and restricted stock	—	—	849
Financing of prepaid insurance through note payable			491
Stock subscription receivable	—	—	480

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

2.  Restatement of Financial Statements

We have restated:

•	our Condensed Consolidated Balance Sheet as of June 30, 2009 by increasing amounts reported in additional paid in capital and accumulated deficit;
•
our Condensed Consolidated Statement of Operations for the six months ended June 30, 2009 by increasing amounts reported in General and administrative expenses to reflect a change in valuation of certain equity issuances during the quarter end March 31, 2009 and increasing amounts reported in Loss from operations, Net loss and Net loss per share – basic and diluted.

As a result of these restatements, amounts recorded in our Condensed Consolidated Statement of Cash Flows for the period ended June 30, 2009 have also been corrected.  Our total Net Cash used in Operating Activities in the period remain unchanged. The restatement also impacts the disclosures in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 4 - Controls and Procedures.

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

The following table summarizes the effects of the restatement adjustments on our previously issued Condensed Consolidated Balance Sheet for the period ended June 30, 2009:

	As Previously Reported	Adjustments	As Restated

Additional paid-in capital	$154,524	$44	$154,568
Deficit accumulated during the development stage	(173,297)	(44)	(173,341)

The following table summarizes the effects of the restatement adjustments on our previously issued Condensed Consolidated Statement of Operations for the periods ended June 30, 2009:

	Six months ended June 30, 2009			Inception to June 30, 2009
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
General and administrative	$2,119	$44	$2,163	$51,163	$44	$51,207
Loss from operations	(7,480)	(44)	(7,524)	(116,787)	(44)	(116,831)
Net loss	(8,671)	(44)	(8,715)	(128,488)	(44)	(128,532)
Net loss applicable to common stockholders	(8,671)	(44)	(8,715)	(173,297)	(44)	(173,341)
Net loss per share applicable to common stockholders - basic and diluted	(0.20)		(0.20)

The following table summarizes the effects of the restatement adjustments on our previously issued Condensed Consolidated Statements of Cash Flows for the period ended June 30, 2009:

	Six months ended June 30, 2009			Inception to June 30, 2009
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net loss	$(8,671)	$(44)	$(8,715)	(128,488)	(44)	(128,532)
Stock-based compensation costs	658	(94)	564	7,450	(94)	7,356
Stock and warrants issued for services and financing costs	-	138	138	-	138	138

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

In February 2008, the FASB issued FASB Staff Position (”FSP No. 157-1”) which excludes SFAS No. 13, Accounting for Leases and certain other accounting pronouncements that address fair value measurements under SFAS 13, from the scope of SFAS 157 Fair Value Measurements .  In February 2008, the FASB issued FSP No. 157-2 (“FSP FAS 157-2”), which provides a one-year delayed application of  SFAS 157 Fair Value Measurements   for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  Therefore the Company was required to adopt SFAS 157 as amended by FSP FAS 157-1 and FSP FAS 157-2 on January 1, 2009, the beginning of the Company’s fiscal year, as related to nonfinancial assets and liabilities, which did not have an impact on the Company’s consolidated financial statements.

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

In May 2009, the FASB issued SFAS No. 165 Subsequent Events (“SFAS 165”) , which provides guidance to establish general standards of accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for interim or fiscal periods ending after June 15, 2009.  Accordingly, the Company adopted the provisions of SFAS 165 on April 1, 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.  However, the provisions of SFAS 165 result in additional disclosures with respect to subsequent events.  See note 10, Subsequent Events, for this additional disclosure.

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

During the three months ending June 30, 2009 and 2008, respectively, the Company recognized approximately $102,000 and $148,000 of general and administrative costs related to the recapitalization agreement, rent expense, as well as legal, travel and other costs incurred by Toucan Capital on the Company’s behalf.  At June 30, 2009 and December 31, 2008, accrued expenses payable to Toucan Capital amounted to $150,000 and $50,000, respectively, and are included in the accompanying consolidated balance sheets.

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

10. Common Stock

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

11. Subsequent Events

In May 2009, the FASB issued SFAS No. 165, Subsequent Events ( “SFAS 165”), which provides guidance to establish general standards of accounting for, and  disclosures of, events that occur after the balance sheet date but before financial statements are issued or available to be issued. SFAS 165 is effective for interim or fiscal periods ending after June 15, 2009. Accordingly, the Company adopted the provisions of SFAS 165 on April 1, 2009.  The Company has evaluated subsequent events for the period from June 30, 2009, the date of these financial statements, through August 14, 2009, which represents the date these financial statements are being filed with the SEC. Pursuant to the requirements of SFAS 165, there are no events or transactions occurring during this subsequent event reporting period which require recognition or disclosure in the financial statements except as described below.  With respect to this disclosure, the Company has not evaluated subsequent events occurring after August 14, 2009.

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

Restatement of Financial Statements

We have restated:

•	our Condensed Consolidated Balance Sheet as of June 30, 2009 by increasing amounts reported in additional paid in capital and accumulated deficit;
•
our Condensed Consolidated Statement of Operations for the six months ended June 30, 2009 by increasing amounts reported in General and administrative expenses to reflect a change in valuation of certain equity issuances during the quarter end March 31, 2009 and increasing amounts reported in Loss from operations, Net loss and Net loss per share – basic and diluted.

As a result of these restatements, amounts recorded in our Condensed Consolidated Statement of Cash Flows for the period ended June 30, 2009 have also been corrected.  Our total Net Cash used in Operating Activities in the period remain unchanged. The restatement also impacts the disclosures in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 4 - Controls and Procedures.

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

General and Administrative Expense. General and administrative expense decreased from $5.5 million for the six months ended June 30, 2008 to $2.2 million for the six months ended June 30, 2009. This decrease was primarily due to:

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

Subsequently, we became aware of an additional material weakness in our internal control over financial reporting; namely that  our policies in relation to valuation of common stock  issued as compensation for consulting services were not in compliance with accounting guidance.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented on a timely basis.  This material weakness resulted in the amendment to our Quarterly report on Form 10Q/A for the six months ended June 30, 2009, in order to restate the financial statements for the six months ended June 30, 2009.  As a result of this material weakness, our management did not revise its earlier conclusion and continued to conclude that our disclosure controls and procedure were not effective as of June 30, 2009.

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

On March 27, 2009, we issued 199,661 shares of common stock to a consultant in respect of advisory services related to capital fundraising activities between October 2008 and March 2009. The common stock was valued at $138,000 based on the closing market price on the date of issuance of the shares.

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