Form 10-Q/A
period 2009-09-30
NORTHWEST BIOTHERAPEUTICS INC
filed 2011-04-13
CIK 1072379

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted  pursuant to Rule 405 of Regulation S-T(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of November 18, 2009, the total number of shares of common stock, par value $0.001 per share, outstanding was 58,058,552

Explanatory Note:

Northwest Biotherapeutics, Inc. (the “Company”) is filing this amendment on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the Securities and Exchange Commission (the “Commission”) on November 22, 2009.  This Amendment is filed in order to re-file the entire Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 in light of comments from the staff of the Commission in connection with its review of our Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010.

We have restated:

•	our Condensed Consolidated Balance Sheet as of September 30, 2009 by increasing amounts reported in additional paid-in capital and accumulated deficit;
•
our Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2009 by increasing amounts reported in General and administrative expenses to reflect a change in valuation of certain equity issuances during the quarters ended March 31, 2009 and September 30, 2009 and increasing amounts reported in Loss from operations, Net loss and Net loss per share – basic and diluted.

As a result of these restatements, amounts recorded in our Condensed Consolidated Statement of Cash Flows for the period ended September 30, 2009 have also been corrected.  Our total Net Cash used in Operating Activities in these periods remain unchanged. The restatement also impacts the disclosures in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 4 - Controls and Procedures.

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

TABLE OF CONTENTS

NORTHWEST BIOTHERAPEUTICS, INC.

TABLE OF CONTENTS

Page
PART I — FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets as of December 31, 2008 and September 30, 2009 (unaudited)	3
Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2008 and 2009 and the period from March 18, 1996 (inception) to September 30, 2009	4
Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2008 and 2009 and the period from March 18, 1996 (inception) to September 30, 2009	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	24

PART II — OTHER INFORMATION	26
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3. Defaults Upon Senior Securities	38
Item 4. Submission of Matters to a Vote of Security Holders	38
Item 5. Other Information	38
Item 6. Exhibits	39
SIGNATURES	40
INDEX TO EXHIBITS	41

Part I — Financial Information

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

Condensed Consolidated Balance Sheets
(in thousands)
(unaudited)
	December 31, 2008	September, 30 2009
		(Restated)
Assets
Current assets:
Cash	$16	$115
Accounts receivable	1	1
Prepaid expenses and other current assets	1,057	111
Total current assets	1,074	227
Property and equipment:
Laboratory equipment	29	29
Office furniture and other equipment	82	82
Construction in progress	387	—
	498	111
Less accumulated depreciation and amortization	(104)	(104)
Property and equipment, net	394	7
Deposit and other non-current assets	12	2
Total assets	$1,480	$236
Liabilities And Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,420	$3,601
Accounts payable, related party	656	4,274
Accrued expenses	1,298	1,561
Accrued expense, related party	905	1,509
Notes payable, net of warrant related discount ($603 and $0 at December 31, 2008 and September 30, 2009, respectively)	2,047	2,650
Note payable to related parties, net of warrant related discount ($46 and $0 at December 31, 2008 and September 30, 2009, respectively)	5,454	4,000
Total current liabilities	13,780	17,595
Long term liabilities:
Convertible notes payable to related party, net of discount ($1,246 at September 30, 2009)	—	129
Convertible notes payable, net of discount ($612 at September 30, 2009)	—	728
Total long term liabilities	—	857
Total liabilities	13,780	18,452
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized and none issued and outstanding
Common stock, $0.001 par value; 100,000,000 and 150,000,000 shares authorized at December 31, 2008 and September 30, 2009, respectively, and 42,492,853 and 56,712,956 shares issued and outstanding at December 31, 2008 and September 30, 2009, respectively	42	57
Additional paid-in capital	152,308	168,957
Deficit accumulated during the development stage	(164,626)	(187,178)
Cumulative translation adjustment	(24)	(52)
Total stockholders’ equity (deficit)	(12,300)	(18,216)
Total liabilities and stockholders’ equity (deficit)	$1,480	$236

See accompanying notes to condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from March 18, 1996 (inception) to September 30,
	2008	2009	2008	2009	2009
		(Restated)		(Restated)	(Restated)
Revenues:
Research material sales	$10	$10	$10	$10	$560
Contract research and development from related parties	—	—	—	—	1,128
Research grants and other	—	—	—	—	1,061
Total revenues	10	10	10	10	2,749
Operating cost and expenses:
Cost of research material sales	—	—	—	—	382
Research and development	3,129	2,465	9,334	7,437	64,762
General and administrative	2,171	3,952	7,629	6,115	55,159
Depreciation and amortization	—	—	22	—	2,344
Loss on facility sublease	—	—	—	—	895
Asset impairment loss	—	—	—	389	2,445
Total operating costs and expenses	5,300	6,417	16,985	13,941	125,987
Loss from operations	(5,290)	(6,407)	(16,975)	(13,931)	(123,238)
Other income (expense):
Warrant valuation	—	—	—	—	6,759
Loan conversion inducement	—	(5,617)	—	(5,617)	(5,617)
Gain on sale of intellectual property and property and equipment	8	—	8	—	3,664
Interest expense	(143)	(1,813)	(224)	(3,004)	(25,155)
Interest income and other	11	—	102	—	1,218
Net loss	(5,414)	(13,837)	(17,089)	(22,552)	(142,369)
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	—	—	—	—	(12,349)
Modification of Series A preferred stock warrants	—	—	—	—	(2,306)
Modification of Series A-1 preferred stock warrants	—	—	—	—	(16,393)
Series A preferred stock dividends	—	—	—	—	(334)
Series A-1 preferred stock dividends	—	—	—	—	(917)
Warrants issued on Series A and Series A-1 preferred stock dividends	—	—	—	—	(4,664)
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	(1,872)
Series A preferred stock redemption fee	—	—	—	—	(1,700)
Beneficial conversion feature of Series D preferred stock	—	—	—	—	(4,274)
Net loss applicable to common stockholders	$(5,414)	$(13,837)	$(17,089)	$(22,552)	$(187,178)
Net loss per share applicable to common stockholders — basic and diluted	$(0.13)	$(0.31)	$(0.40)	$(0.51)
Weighted average shares used in computing basic and diluted net loss per share	42,493	45,276	42,405	44,583

See accompanying notes to condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,		Period from March 18, 1996 (Inception) to September 30,
	2008	2009	2009
		(Restated)	(Restated)
Cash Flows from Operating Activities:
Net Loss	$(17,089)	$(22,552)	$(142,369)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	22	—	2,344
Amortization of deferred financing costs	—	—	320
Amortization of debt discount	—	819	19,183
Accrued interest converted to preferred stock	—	—	260
Accreted interest on convertible promissory note	—	—	1,484
Stock-based compensation costs	2,434	1,815	8,607
Stock and warrants issued for services and financing costs	—	4,310	4,310
Loan conversion inducement	—	5,617	5,617
Warrant valuation	—	—	(6,759)
Asset impairment and loss (gain) on sale of properties	8	389	(936)
Loss on facility sublease	—	—	895
Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	—	—	(1)
Prepaid expenses and other current assets	(617)	956	613
Accounts payable and accrued expenses	1,973	444	5,084
Related party accounts payable and accrued expenses	682	4,222	5,783
Accrued loss on sublease	—	—	(265)
Deferred rent	—	—	410
Net Cash used in Operating Activities	(12,603)	(3,980)	(95,420)
Cash Flows from Investing Activities:
Purchase of property and equipment, net	(251)	(2)	(5,003)
Proceeds from sale of property and equipment	8	—	258
Proceeds from sale of intellectual property	—	—	1,816
Proceeds from sale of marketable securities	—	—	2,000
Refund of security deposit	—	—	(3)
Transfer of restricted cash	—	—	(1,035)
Net Cash used in Investing Activities	(243)	(2)	(1,967)
Cash Flows from Financing Activities:
Proceeds from issuance of note payable	5,000	—	2,650
Proceeds from issuance of convertible notes payable, convertible promissory note and warrants, net of issuance costs	—	1,340	14,439
Proceeds from issuance of convertible notes payable to related parties	—	1,375	1,375
Proceeds from issuance of note payable to related parties	—	—	11,250
Repayment of note payable to stockholder	—	—	(6,700)
Repayment of convertible promissory note	—	—	(119)
Borrowing under line of credit, Northwest Hospital	—	—	2,834
Repayment of line of credit, Northwest Hospital	—	—	(2,834)
Payment on capital lease obligations	—	—	(323)
Payments on note payable	—	—	(420)
Proceeds from issuance of Series A cumulative preferred stock, net	—	—	28,708
Proceeds from exercise of stock options and warrants	—	—	228
Proceeds from issuance of common stock, net	—	1,394	49,737
Payment of preferred stock dividends	—	—	(1,251)
Mandatorily redeemable Series A preferred stock redemption fee	—	—	(1,700)
Deferred financing costs	—	—	(320)
Net Cash provided by Financing Activities	5,000	4,109	97,554
Effect of exchange rates on cash	8	(28)	(52)
Net increase (decrease) in cash	(7,846)	99	115
Cash at beginning of period	7,861	16	—
Cash at end of period	$23	$115	$115
Supplemental disclosure of cash flow information — Cash paid during the period for interest	$8	—	$1,879
Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	$—	$—	$12,349
Issuance of common stock in connection conversion of related party notes payable and accrued interest and convertible promissory notes and accrued interest	—	1,500	1,769
Modification of Series A preferred stock warrants	—	—	2,306
Modification of Series A-1 preferred stock warrants	—	—	16,393
Warrants issued on Series A and Series A-1 preferred stock dividends	—	—	4,664
Equipment acquired through capital leases	—	—	285
Common stock warrant liability	—	—	11,841
Accretion of mandatorily redeemable Series A preferred stock redemption obligation	—	—	1,872
Beneficial conversion feature of convertible promissory notes	—	2,028	10,287
Conversion of convertible promissory notes and accrued interest to Series D preferred stock	—	—	5,324
Conversion of convertible promissory notes and accrued interest to Series A-1 preferred stock	—	—	7,707
Issuance of Series C preferred stock warrants in connection with lease agreement	—	—	43
Issuance of common stock for license rights	—	—	4
Issuance of common stock and warrants to Medarex	—	—	840
Issuance of common stock to landlord	—	—	35
Deferred compensation on issuance of stock options and restricted stock grants	—	—	759
Cancellation of options and restricted stock	—	—	849
Financing of prepaid insurance through note payable			491
Stock subscription receivable	—	—	480

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

2. Restatement of Financial Statements

We have restated:

•	our Condensed Consolidated Balance Sheet as of September 30, 2009 by increasing amounts reported in additional paid-in capital and accumulated deficit;
•
our Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2009 by increasing amounts reported in General and administrative expenses to reflect a change in valuation of certain equity issuances during the quarters ended March 31, 2009 and September 30, 2009 and increasing amounts reported in Loss from operations, Net loss and Net loss per share – basic and diluted.

As a result of these restatements, amounts recorded in our Condensed Consolidated Statement of Cash Flows for the period ended September 30, 2009 have also been corrected.  Our total Net Cash used in Operating Activities in these periods remain unchanged. The restatement also impacts the disclosures in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 4 - Controls and Procedures.

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

The following table summarizes the effects of the restatement adjustments on our previously issued condensed Consolidated Balance Sheets for the period ended September, 2009:

	As Previously Reported	Adjustments	As Restated

Additional paid-in capital	$167,317	$1,640	$168,957
Deficit accumulated during the development stage	(185,538)	(1,640)	(187,178)

The following table summarizes the effects of the restatement adjustments on our previously issued Condensed Statements of Operations for the periods ended September 30, 2009:

	Three months ended September 30, 2009			Nine months ended September 30, 2009			Inception to September 30, 2009
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
General and administrative	$2,356	$1,596	$3,952	$4,475	$1,640	$6,115	$53,519	$1,640	$55,159
Loss from operations	(4,811)	(1,596)	(6,407)	(12,291)	(1,640)	(13,931)	(121,598)	(1,640)	(123,238)
Net loss	(12,241)	(1,596)	(13,837)	(20,912)	(1,640)	(22,552)	(140,729)	(1,640)	(142,369)
Net loss applicable to common stockholders	(12,241)	(1,596)	(13,837)	(20,912)	(1,640)	(22,552)	(185,538)	(1,640)	(187,178)
Net loss per share applicable to common stockholders - basic and diluted	(0.27)	(0.04)	(0.31)	(0.47)	(0.04)	(0.51)

The following table summarizes the effects of the restatement adjustments on our previously issued Condensed Consolidated Statements of Cash Flows for the period ended September 30, 2009:

	Nine months ended September 30, 2009			Inception to September 30, 2009
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net loss	$(20,912)	$(1,640)	$(22,552)	(140,729)	(1,640)	(142,369)
Stock-based compensation costs	1,909	(94)	1,815	8,701	(94)	8,607
Stock and warrants issued for services and financing costs	2,576	1,734	4,310	2,576	1,734	4,310

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

 4. Fair Value Measurements

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

6. Liquidity

The Company has experienced recurring losses from operations, and, as of September 30, 2009, had a working capital deficit of $17.4 million and a deficit accumulated during the development stage of $187.2 million.

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

On December 22, 2008, the Company entered into an unsecured 12% Loan Agreement and Promissory Note with Toucan Partners.   Under the Note, Toucan loaned the Company $500,000 (the “Toucan December Loan”).   The term of the Note was six months, with a maturity date of June 22, 2009.   Toucan Partners has agreed to extend the term of the loan.   In connection with the Note, the Company issued to Toucan Partners a warrant to purchase 132,500 shares of the Company’s common stock at an exercise price equal to $0.40 per share.  The warrant expires 8 years from the date of issuance. Toucan Partners agreed to extend the term of the Toucan December Loan through September 28, 2009 at which date the outstanding principal and accrued interest, including a default penalty of 0.25 % per month, calculated on the principal and interest accrued during the initial six month term, for the duration of the default period (June 22, 2009 through September 28, 2009) were converted into 2,763,691 shares of the Company’s common stock using a conversion rate of $0.20 per share. In consideration for the extension, the Company also agreed issue to Toucan Partners a warrant (“Additional Warrant”) to purchase 513,841 shares of the Company’s common stock at an exercise price equal to $0.41 per share.  In connection with the conversion agreement Toucan Partners also received a warrant to purchase 152,375 shares of the Company’s common stock at an exercise price of $0.20 per share. The fair value of the warrants, $337,015 and $104,861 was charged against income as an inducement cost. The fair value of the warrants were  determined using the Black Scholes model, assuming a term of three years, volatility of 156%, no dividends, and a risk-free interest rate of 1.47%.The warrants expire 3 years from the date of issuance.

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

On September 28, 2009 the Company entered into retention agreements, with two key employees Drs. Alton Boynton and Marnix Bosch.  Under these agreements, Drs. Boynton and Bosch each received convertible notes in the amounts of $75,000 and $50,000, respectively.  The notes are convertible at the discretion of the holder during the term of the notes which expire on September 29, 2011.  The note for Dr. Boynton requires that he continue his employment at the Company as either the Chief Executive Officer or the Chief Scientific Officer, as determined by the Company, until at least September 30, 2010.  The note for Dr. Bosch was issued as an amendment to his employment agreement as Chief Technology Officer of the Company.  Pursuant to the retention agreements, Drs. Boynton and Bosch must elect, on or before November 1, 2009, one of three alternative structures for their respective convertible notes:  (a) payment in cash;  (b) payment in common stock of the Company at the same price per share as the Private Lender Notes issued in August and September 2009  ($0.20 per share), with the taxes being paid by the recipient and the amount of the common stock being equal to the full gross amount of the retention bonus, or (c) payment in common stock of the Company at $0.20 per share with the taxes being paid by the Company and the amount of the common stock being equal to the net after-tax amount of the retention bonus.  Dr. Boynton elected option “ b ” and Dr. Bosch elected option “c.” Also pursuant to the retention agreements, the Company has agreed with Drs. Boynton and Bosch that each of them may elect to receive common stock in lieu of salary for up to a maximum of four (4) pay periods during Q4 of 2009, at the same price per share as the New Funding being received by the Company ($0.20 per share).   The intrinsic value of these convertible notes resulted in a beneficial conversion feature with a fair value of $125,000 which was recorded as a discount on issuance of the convertible loan agreement to be amortized over the term of the loan.

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

During the three months ending September 30, 2009 and 2008, respectively, the Company recognized approximately $1,423,875 and $103,875 of general and administrative costs related to the recapitalization agreement, rent expense, as well as legal, travel and other costs incurred by Toucan Capital on the Company’s behalf.  At September 30, 2009 and December 31, 2008, accrued expenses payable to Toucan Capital amounted to $150,000 and $50,000, respectively, and are included in the accompanying consolidated balance sheets.

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

Lonza Patent Infringement Claim

No change from previous filings.

Stockholder Class Action Lawsuits

On August 13, 2007, a complaint was filed in the U.S. District Court for the Western District of Washington naming the Company, the Chairperson of its Board of Directors, Linda F. Powers, and its Chief Executive Officer, Alton L. Boynton, as defendants in a class action for violation of federal securities laws. After this complaint was filed, five additional complaints were filed in other jurisdictions alleging similar claims. The complaints were filed on behalf of purchasers of the Company’s Common Stock between July 9, 2007 and July 18, 2007 and allege violations of Section 10(b) of the Exchange Act and Rule 10b-5 thereunder. The complaints sought  unspecified compensatory damages, costs and expenses. On December 18, 2007, a consolidated complaint ( In re Northwest Biotherapeutics, Inc. Securities Litigation , No. C-07-1254-RAJ) was filed in the U.S. District Court for the Western District of Washington consolidating the stockholder actions previously filed. The case alleged that the Company misrepresented certain facts that resulted in the artificial inflation of the price of Northwest Biotherapeutics publicly-traded common stock between April 17, 2007 and July 18, 2007.  The Company strongly disputed the allegations of the lawsuit, and denied that there was any such misrepresentation or that the shares of Northwest Biotherapeutics common stock were artificially inflated.  Nevertheless the Company settled the lawsuit to avoid expensive and protracted litigation. The consolidated case (covering all six complaints) was settled with prejudice on January 8, 2009, for a total aggregate settlement of $1 million, which was paid by the Company’s insurer. The Class Action Lawsuit final settlement was approved by the Court, and the case was dismissed with prejudice on June 16, 2009.  Additional details about the settlement can be found in the formal settlement documents, which are available from the United States District Court for the Western District of Washington.

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

Restatement of Financial Statements

We have restated:

•	our Condensed Consolidated Balance Sheet as of September 30, 2009 by increasing amounts reported in additional paid-in capital and accumulated deficit;
•
our Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2009 by increasing amounts reported in General and administrative expenses to reflect a change in valuation of certain equity issuances during the quarters ended March 31, 2009 and September 30, 2009 and increasing amounts reported in Loss from operations, Net loss and Net loss per share – basic and diluted.

As a result of these restatements, amounts recorded in our Condensed Consolidated Statement of Cash Flows for the period ended September 30, 2009 have also been corrected.  Our total Net Cash used in Operating Activities in these periods remain unchanged. The restatement also impacts the disclosures in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 4 - Controls and Procedures.

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

Three Months Ended September 30, 2008 and 2009

We recognized a net loss of $13.9 million for the three months ended September 30, 2009 compared to a net loss of $5.4 million for the three months ended September 30, 2008. The increase in net loss for the three months ended September 30, 2009 was primarily attributable to non-cash expenses related to the conversion of a loan into equity, consulting services associated with fund raising activities and an increase in interest expense compared to the same period in 2008.

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

General and Administrative Expense. General and administrative expense increased from $2.2 million for the three months ended September 30, 2008 to $4.0 million for the three months ended September 30, 2009. This increase was primarily due to:

•	Finder’s fees and consulting services related to recent financings, which were partially offset by:

•	reduced staffing costs and

•	reduced legal costs due to settlement of litigation.

Total Other Income (Expense), Net. Other income (expense) increased from an expense of $0.1 million in the quarter ended September 30, 2008 to $7.4 million in the quarter ended September 30, 2009. The increase was mainly due to:

•
Costs of $5.6 million in connection with conversion of certain related party loans payable into equity.  In September 2009, Toucan Partners agreed to convert $1,156,718, representing principal and accrued interest (including a default penalty of 0.25% per month) outstanding on the $1.0 million loan made to the Company on August 19, 2008, and $552,738, representing principal and accrued interest (including a default penalty of 0.25% per month) outstanding on a loan made to the Company on December 22, 2008, into 8,547,280 shares of the Company’s common stock.  Additionally in connection with the conversions the Company issued Toucan Partners warrants to purchase 842,375 shares at an exercise price of $0.20 per share and warrants to purchase 513,841 shares at an exercise price of $0.41 per share. The value of the stock issued to Toucan Partners in excess of the carrying amount of the loans and accrued interest payable amounted to, $4,701,004, and together with the fair value of the warrants, of $916,716, was charged to loan conversion inducement expense in the accompanying consolidated statements of operations during the quarter ended September 30, 2009; and

•
Interest expense net of interest income increased from $0.1 million for the three months ended September 30, 2008 to $1.8 million for the three months ended September 30, 2009. Interest expense for the three-month period ended September 30, 2009 increased over the same period in 2008 due to higher average balances of notes and convertible notes payable.

Nine Months Ended September 30, 2008 and 2009

We recognized a net loss of $22.6 million for the nine months ended September 30, 2009 compared to a net loss of $17.1 million for the nine months ended September 30, 2008. The increase in net loss for the nine months ended September 30, 2009 was primarily attributable to non-cash expenses related to the conversion of a loan into equity, consulting services associated with fund raising activities and increased interest costs compared to the same period in 2008.

Research and Development Expense. Research and development expense decreased from $9.3 million for the nine months ended September 30, 2008 to $7.4 million for the nine months ended September 30, 2009. This decrease was primarily due to:

•	reduced activity in Switzerland as we await a decision from Swissmedic related to the Market Authorization for DCVax®-Brain; and

•	reduced personnel costs.

General and Administrative Expense. General and administrative expense decreased from $7.6 million for the nine months ended September 30, 2008 to $6.1 million for the nine months ended September 30, 2009. This decrease was primarily due to:

•	reduced staffing costs; and

•	reduced legal costs due to settlement of litigation, which were partially offset by: Finder’s fees and consulting services related to recent financings

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

Total Other Income (Expense), Net. Other income (expense) increased from an expense of $0.1 million in the nine months ended September 30, 2008 to $8.6 million in the nine months ended September 30, 2009.  The increase was mainly due to:

•
Costs of $5.6 million in connection with conversion of certain related party loans payable into equity.  In September 2009, Toucan Partners agreed to convert $1,156,718, representing principal and accrued interest (including a default penalty of 0.25% per month) outstanding on the $1.0 million loan made to the Company on August 19, 2008, and $552,738, representing principal and accrued interest (including a default penalty of 0.25% per month) outstanding on a loan made to the Company on December 22, 2008, into 8,547,280 shares of the Company’s common stock.  Additionally in connection with the conversions the Company issued Toucan Partners warrants to purchase 842,375 shares at an exercise price of $0.20 per share and warrants to purchase 513,841 shares at an exercise price of $0.41 per share. The value of the stock issued to Toucan Partners in excess of the carrying amount of the loans and accrued interest payable amounted to, $4,701,004, and together with the fair value of the warrants, of $916,716, was charged to loan conversion inducement expense in the accompanying consolidated statements of operations during the quarter ended September 30, 2009; and

•
Net interest expense increased from ($0.2) million for the nine months ended September 30, 2008 to $3.0 million for the nine months ended September 30, 2009. The increase over the same period in 2008 was due to higher average balances of notes payable and convertible notes payable.

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

Subsequently, we became aware of an additional material weakness in our internal control over financial reporting; namely that  our policies in relation to valuation of common stock  issued as compensation for consulting services were not in compliance with accounting guidance.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented on a timely basis.  This material weakness resulted in the amendment to our Quarterly report on Form 10-Q/A for the three and nine months ended September 30, 2009, in order to restate the financial statements for the three and nine months ended September 30, 2009.  As a result of this material weakness, our management did not revise its earlier conclusion and continued to conclude that our disclosure controls and procedure were not effective as of September 30, 2009.

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

We have incurred net losses every year since our formation in March 1996 and had a deficit accumulated during the development stage of approximately $187.2 million as of September 30, 2009. We expect that these losses will continue and anticipate negative cash flows from operations for the foreseeable future. Despite the receipt of approximately $25.9 million of net proceeds from an offering of our common stock on AIM in June 2007, receipt of loan proceeds between May 2008 and September 2009 of $9.3million and equity in 2009 of $2.9 million we will need additional funding, and over the medium term we will need to generate revenue sufficient to cover operating expenses, clinical trial expenses and some research and development costs to achieve profitability. We may never achieve or sustain profitability.

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

On September 30, 2009 we issued 2,504,034 shares of common stock to Toucan Partners and the Company’s Chairperson in consideration for services rendered. The common stock was valued at $1,878,000 based on the closing market price on the transaction date.

On September 28, 2009 we issued 397,500 shares of common stock to a consultant in respect of advisory services related to capital fundraising activities in September 2009. The common stock was valued at $299,000 based on the closing market price on the transaction date.

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