Form 10-K/A
period 2009-12-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2011-04-13
CIK 1072379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 3

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

Documents Incorporated by Reference: None

Explanatory Note:

Northwest Biotherapeutics, Inc. (the “Company”) is filing this amendment on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K/A for the year ended December 31, 2009, filed with the Securities and Exchange Commission (the “Commission”) on March 2, 2011 (the date of the most recent filing - Amendment No. 2).

This Amendment is filed in order to re-file the entire Annual Report on Form 10-K/A for the year ended December 31, 2009 in light of comments from the staff of the Commission in connection with its review of our Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010.

We have restated:

•	our Consolidated Balance Sheets as of December 31, 2009 by increasing amounts reported in additional paid-in capital and accumulated deficit;
•
our Consolidated Statement of Operations for the year ended December 31, 2009 by increasing amounts reported in General and administrative expenses to reflect a change in valuation of certain equity issuances during the quarters ended March 31, September 30 and December 31, 2009 and increasing amounts reported in Loss from operations, Net loss and Net loss per share – basic and diluted.

•	our Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive loss for the year ended December 31, 2009

As a result of these restatements, amounts recorded in our Consolidated Statement of Cash Flows for the year ended December 31, 2009 have also been corrected.  Our total Net Cash used in Operating Activities in the period remain unchanged.  The restatement also impacts the disclosures in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 9 - Controls and Procedures.

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

This Amendment continues to reflect circumstances as of the date of the original filing of the Annual Report on Form 10-K for the year ended December 31, 2009 and we have not updated the disclosures contained herein to reflect events that occurred at a later date, except for items related to the restatement.

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

We have entered into a services agreement with Cognate pursuant to which Cognate will provide certain consulting and manufacturing services, for our DCVax ® -Brain Phase II clinical trial. In this process, DC precursor cells are isolated from the patient’s blood and matured into new functional DCs. These DCs are combined with a patient’s own cancer biomarkers from the patient’s tumor tissue removed in surgery. The finished vaccine is then frozen in single-dose vials, and can remain frozen for many years until required for treatment of the patient.

Cognate has moved its operations from Sunnyvale California to Memphis Tennessee where it has an existing  cGMP (clean room manufacturing under current Good Manufacturing Practices) facility that is newer and less expensive.  The capacity in Memphis is approximately 600 patients per year, which we believe will be sufficient for our Phase II clinical trial for DCVax ® -Brain. We have a plan with Cognate to accommodate an increase in production capacity based on demand and have detailed plans and cost analysis for additional  modular expansions which should increase the capacity of the current facilities from approximately 600 patients to over 9,000 patients per year.

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

We have incurred net losses every year since our formation in March 1996 and had a deficit accumulated during the development stage of approximately $191.6 million as of December 31, 2009. We expect that these losses will continue and anticipate negative cash flows from operations for the foreseeable future. We will need additional funding, and over the medium term we will need to generate revenue sufficient to cover operating expenses, clinical trial expenses and some research and development costs to achieve profitability. We may never achieve or sustain profitability.

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

SEC Inquiry

On August 13, 2007, the Company was notified that the SEC had initiated a non-public informal inquiry regarding the events surrounding our application for and receipt of the Authorization for Use from the B.A.G., and our related press releases dated July 9, 2007 and July 16, 2007. On March 3, 2008 the Company was notified that the SEC had initiated a formal investigation regarding this matter. The Company cooperated with the SEC in connection with the inquiry, and after a thorough investigation, the SEC notified us that they had found no basis for any action and had closed the investigation.

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

Restatement of Financial Statements

We have restated:

•	our Consolidated Balance Sheets as of December 31, 2009 by increasing amounts reported in additional paid-in capital and accumulated deficit;
•
our Consolidated Statement of Operations for the year ended December 31, 2009 by increasing amounts reported in General and administrative expenses to reflect a change in valuation of certain equity issuances during the quarters ended March 31, September 30 and December 31, 2009 and increasing amounts reported in Loss from operations, Net loss and Net loss per share – basic and diluted.

•	our Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive loss for the year ended December 31, 2009

As a result of these restatements, amounts recorded in our Consolidated Statement of Cash Flows for the year ended December 31, 2009 have also been corrected.  Our total Net Cash used in Operating Activities in the period remain unchanged.  The restatement also impacts the disclosures in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 9 - Controls and Procedures.

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

Going Concern

Our financial statements for the year ended December 31, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Nevertheless, we have experienced recurring losses from operations and have a deficit accumulated during the development stage of $191.6 million that raises substantial doubt about our ability to continue as a going concern and our auditors have issued an opinion, for the year ended December 31, 2009, which states that there is substantial doubt about our ability to continue as a going concern.

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

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2009

We recognized a loss from operations of $17.5 million for the year ended December 31, 2009 compared to a loss from operations of $21.6 million for the year ended December 31, 2008.

Research and Development Expense. Research and development expense decreased from $12.7 million for the year ended December 31, 2008 to $9.6 million for the year ended December 31, 2009. This decrease was primarily due to reduced clinical trial operations.

General and Administrative Expense. General and administrative expense decreased from $8.9 million for the year ended December 31, 2008 to $7.5 million for the year ended December 31, 2009. This decrease was directly the result of scaling administrative expenses to the current activity level .

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

Loan Conversion inducement; Costs of $5.6 million in connection with conversion of certain related party loans payable into equity.  In September 2009, Toucan Partners agreed to convert $1,156,718, representing principal and accrued interest (including a default penalty of 0.25% per month) outstanding on the $1.0 million loan made to the Company on August 19, 2008, and $552,738, representing principal and accrued interest (including a default penalty of 0.25% per month) outstanding on a loan made to the Company on December 22, 2008, into 8,547,280 shares of the Company’s common stock.  Additionally in connection with the conversions the Company issued Toucan Partners warrants to purchase 842,375 shares at an exercise price of $0.20 per share and warrants to purchase 513,841 shares at an exercise price of $0.41 per share. The value of the stock issued to Toucan Partners in excess of the carrying amount of the loans and accrued interest payable amounted to, $4,701,004, and together with the fair value of the warrants, of $916,716, was charged to loan conversion inducement expense in the accompanying consolidated statements of operations during the quarter ended September 30, 2009.

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

Subsequently, we became aware of an additional material weakness in our internal control over financial reporting; namely that  our policies in relation to valuation of common stock  issued as compensation for consulting services were not in compliance with accounting guidance.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented on a timely basis.  This material weakness resulted in the amendment to our Annual Report on Form 10-K/A for the year ended December 31, 2009, in order to restate the financial statements for the year ended December 31, 2009.  As a result of this material weakness, our management did not revise its earlier conclusion and continued to conclude that our disclosure controls and procedure were not effective as of December 31, 2009.

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

Item 9B.   Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Our directors and their ages and positions, as of April 12, 2010, are included in the table below.  Ms. Powers’ and Mr. Farmer’s biographies follow the table. Dr. Boynton’s biography is included under “Executive Officers of Northwest Biotherapeutics, Inc.” in Part I of this report.

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

Name and Principal Position	Year	Salary		Bonus	Option Awards(1)	All Other Compensation(2)	Total

Alton L. Boynton, Ph.D. (3)	2009	$538,281	(4)	75,000	$768,065	$—	$1,426,346
President, Chief Executive	2008	$331,250		—	$—	$504	$331,754
Officer, Chief Scientific Officer and Secretary	2007	$331,250		—	$2,011,680	$1,828	$2,344,758

Anthony P. Deasey (5)	2009	$—		—	$—	$—	$—
Senior Vice President and Chief Financial	2008	$215,331		—	$—	$378	$215,709
Officer	2007	$63,462		—	$115,268	$—	$178,730

Jim Johnston(6)	2009	$—		—	$—	$—	$—
Chief Financial Officer and	2008	$—		—	$—	$—	$—
General Counsel	2007	$96,718		—	$—	$—	$96,718

Marnix L. Bosch, Ph.D., M.B.A.	2009	$283,750		50,000	$731,892	$—	$1,065,642
Chief Technical Officer	2008	$250,000		—	$—	$672	$250,672
	2007	$224,980		—	$471,661	$482	$697,123

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

Name	Year	Fees Earned or Paid in Cash		All Other Compensation(1)	Total
Linda F. Powers	2009	$562,500	(1)	$—	$562,500
Robert A. Farmer	2009	$—		$—	$—

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

Cognate has moved its operations from Sunnyvale California to Memphis Tennessee where it has purchased an existing  cGMP (clean room manufacturing under current Good Manufacturing Practices) facility that is fully functional.  The capacity in Memphis is approximately 600 patients per year, which we believe will be sufficient for our Phase II clinical trial for DCVax ® -Brain. We have a plan with Cognate to accommodate an increase in production capacity based on demand and have detailed plans and cost analysis for additional  modular expansions which should increase the capacity of the current facilities from approximately 600 patients to over 9,000 patients per year. We believe that Cognate’s current facilities are sufficient to cover additional agreements for our initial commercialization efforts in Switzerland, and potentially in the United States and/or Europe, as well as to meet demands of clinical trial activity once commenced.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company has experienced recurring losses from operations since inception, has a working capital deficit, and has a deficit accumulated during the development stage.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2, the accompanying consolidated financial statements as of December 31, 2009, and for the year then ended, and for the period from March 18, 1996 (date of inception) to December 31, 2009, have been restated.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
April 15, 2010 (April 13, 2011 as to the effects of the restatement discussed in Note 2)

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31, 2009
		(Restated)
	(In thousands)
ASSETS
Current assets:
Cash	$16	$65
Accounts receivable	1	—
Prepaid expenses and other current assets	1,057	36
Total current assets	1,074	101
Property and equipment:
Laboratory equipment	29	29
Office furniture and other equipment	82	82
Construction in progress	387	—
	498	111
Less accumulated depreciation and amortization	(104)	(111)
Property and equipment, net	394	—
Deposit and other non-current assets	12	2
Total assets	$1,480	$103
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,420	$3,249
Accounts payable, related party	656	6,328
Accrued expenses	1,298	1,874
Accrued expense, related party	905	1,329
Notes payable, net of warrant related discount	2,047	2,650
Note payable to related parties, net of warrant related discount	5,454	4,000
Total current liabilities	13,780	19,430
Long term liabilities
Convertible notes payable, net of discount	—	1,061
Convertible notes payable to related party, net of discount	—	298
Total long term liabilities	—	1,359
Total liabilities	13,780	20,789
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized and none issued and outstanding
Common stock, $0.001 par value; 100,000,000 and 150,000,000 shares authorized at December 31, 2008 and 2009, and 42,492,853 and 58,877,087 shares issued and outstanding at December 31, 2008 and 2009, respectively	42	58
Additional paid-in capital	152,308	170,885
Deficit accumulated during the development stage	(164,626)	(191,580)
Cumulative translation adjustment	(24)	(49)
Total stockholders’ equity (deficit)	(12,300)	(20,686)
Total liabilities and stockholders’ equity (deficit)	$1,480	$103

See accompanying notes to the consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,		Period from March 18, 1996 (Inception) to December 31,
	2008	2009	2009
		(Restated)	(Restated)
	(In thousands, except per share data)
Revenues:
Research materials sales	$10	$10	$560
Contract research and development from related parties	—	—	1,128
Research grants and other	—	—	1,061
Total revenues	10	10	2,749
Operating costs and expenses:
Cost of research material sales	—	—	382
Research and development	12,703	9,588	66,913
General and administrative	8,906	7,482	56,526
Depreciation and amortization	22	7	2,351
Loss on facility sublease	—	—	895
Asset impairment loss and other loss	—	389	2,445
Total operating costs and expenses	21,631	17,466	129,512
Loss from operations	(21,621)	(17,456)	(126,763)
Other income (expense):
Warrant valuation	—	—	6,759
Loan conversion inducement	—	(5,617)	(5,617)
Gain on sale of intellectual property and property and equipment	8	—	3,664
Interest expense	(821)	(3,881)	(26,032)
Interest income and other	103	—	1,218
Net loss	(22,331)	(26,954)	(146,771)
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	—	—	(12,349)
Modification of Series A preferred stock warrants	—	—	(2,306)
Modification of Series A-1 preferred stock warrants	—	—	(16,393)
Series A preferred stock dividends	—	—	(334)
Series A-1 preferred stock dividends	—	—	(917)
Warrants issued on Series A and Series A-1 preferred stock dividends	—	—	(4,664)
Accretion of Series A preferred stock mandatory redemption obligation	—	—	(1,872)
Series A preferred stock redemption fee	—	—	(1,700)
Beneficial conversion feature of Series D preferred stock	—	—	(4,274)
Net loss applicable to common stockholders	$(22,331)	$(26,954)	$(191,580)
Net loss per share applicable to common stockholders — basic and diluted	$(0.53)	$(0.56)
Weighted average shares used in computing basic and diluted loss per Share	42,425	47,961

See accompanying notes to the consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

											Deficit
											Accumulated
			Preferred Stock			Preferred Stock			Additional		During the	Cumulative	Total
	Common Stock		Series A		Series A-1				Paid-In	Deferred	Development	Translation	Stockholders’
	Shares	Amount	Shares		Amount	Shares		Amount	Capital	Compensation	Stage	Adjustment	Equity (Deficit)
	(In thousands)
Balances at March 18, 1996	—	$—	—		$—	—		$—	$—	$—	$—	$—	$—
Accretion of membership units mandatory redemption obligation	—	—	—		—	—		—	—	—	(106)	—	(106)
Net loss	—	—	—		—			—	—	—	(1,233)	—	(1,233)
Balances at December 31, 1996	—	—	—		—	—		—	—	—	(1,339)	—	(1,339)
Accretion of membership units mandatory redemption obligation	—	—	—		—	—		—	—	—	(275)	—	(275)
Net loss	—	—	—		—	—		—	—	—	(2,560)	—	(2,560)
Balances at December 31, 1997	—	—	—		—	—		—	—	—	(4,174)	—	(4,174)
Conversion of membership units to common stock	2,203	2	—		—	—		—	—	—	(2)	—	—
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—		—	—		—	—	—	(329)	—	(329)
Net loss	—	—	—		—	—		—	—	—	(4,719)	—	(4,719)
Balances at December 31, 1998	2,203	2	—		—	—		—	—	—	(9,224)	—	(9,222)
Issuance of Series C preferred stock warrants for services related to sale of Series C preferred shares	—	—	—		—	—		—	394	—	—	—	394
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—		—	—		—	—	—	(354)	—	(354)
Net loss	—	—	—		—	—		—	—	—	(5,609)	—	(5,609)
Balances at December 31, 1999	2,203	2	—		—	—		—	394	—	(15,187)	—	(14,791)
Issuance of Series C preferred stock warrants in connection with lease agreement	—	—	—		—	—		—	43	—	—	—	43
Exercise of stock options for cash	2	—	—		—	—		—	1	—	—	—	1
Issuance of common stock at $0.85 per share for license rights	5	—	—		—	—		—	4	—	—	—	4
Issuance of Series D preferred stock warrants in convertible promissory note offering	—	—	—		—	—		—	4,039	—	—	—	4,039
Beneficial conversion feature of convertible promissory notes	—	—	—		—	—		—	1,026	—	—	—	1,026
Issuance of Series D preferred stock warrants for services related to sale of Series D preferred shares	—	—	—		—	—		—	368	—	—	—	368
Issuance of common stock warrants in conjunction with issuance of promissory note	—	—	—		—	—		—	3	—	—	—	3
Cancellation of common stock	(275)	—	—		—	—		—	—	—	—	—	—
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—		—	—		—	—	—	(430)	—	(430)
Net loss	—	—	—		—			—	—	—	(12,779)	—	(12,779)
Balances at December 31, 2000	1,935	2	—		—	—		—	5,878	—	(28,396)	—	(22,516)
Issuance of Series D preferred stock warrants in conjunction with refinancing of note payable to stockholder	—	—	—		—	—		—	225	—	—	—	225
Beneficial conversion feature of convertible promissory note	—	—	—		—	—		—	456	—	—	—	456
Beneficial conversion feature of Series D preferred stock	—	—	—		—	—		—	4,274	—	(4,274)	—	—
Issuance of Series D preferred stock warrants for services related to the sale of Series D preferred shares	—	—	—		—	—		—	2,287	—	—	—	2,287
Exercises of stock options and warrants for cash	1,158	1	—		—	—		—	407	—	—	—	408
Issuance of common stock in initial public offering for cash, net of offering costs of $2,845	4,000	4	—		—	—		—	17,151	—	—	—	17,155
Conversion of preferred stock into common stock	9,776	10	—		—	—		—	31,569	—	—	—	31,579
Series A preferred stock redemption fee	—	—	—		—	—		—	—	—	(1,700)	—	(1,700)
Issuance of stock options to nonemployees for services	—	—	—		—	—		—	45	—	—	—	45
Deferred compensation related to employee stock options	—	—	—		—	—		—	1,330	(1,330)	—	—	—
Amortization of deferred compensation	—	—	—		—	—		—	—	314	—	—	314
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—		—	—		—	—	—	(379)	—	(379)
Net loss	—	—	—		—	—		—	—	—	(10,940)	—	(10,940)
Balances at December 31, 2001	16,869	17	—		—	—		—	63,622	(1,016)	(45,689)	—	16,934
Issuance of unregistered common stock	1,000	1	—		—	—		—	199	—	—	—	200
Issuance of common stock, Employee Stock Purchase Plan	9	—	—		—	—		—	6	—	—	—	6
Issuance of common stock warrants to Medarex	—	—	—		—	—		—	80	—	—	—	80
Issuance of restricted stock to nonemployees	8	—	—		—	—		—	34	—	—	—	34
Issuance of stock options to nonemployees for service	—	—	—		—	—		—	57	—	—	—	57
Issuance of stock options to employees	—	—	—		—	—		—	22	(22)	—	—	—
Cancellation of employee stock options	—	—	—		—	—		—	(301)	301	—	—	—
Exercise of stock options and warrants for cash	32	—	—		—	—		—	18	—	—	—	18
Deferred compensation related to employee restricted stock option	99	—	—		—	—		—	449	(449)	—	—	—
Cancellation of employee restricted stock grants	(87)	—	—		—	—		—	(392)	392	—	—	—
Amortization of deferred compensation, net	—	—	—		—	—		—	—	350	—	—	350
Net loss	—	—	—		—	—		—	—	—	(12,804)	—	(12,804)
Balances at December 31, 2002	17,930	18	—		—	—		—	63,794	(444)	(58,493)	—	4,875
Issuance of unregistered common stock to Medarex	1,000	1	—		—	—		—	199	—	—	—	200
Issuance of unregistered common stock to Nexus	90	—	—		—	—		—	35	—	—	—	35
Issuance of common stock warrants to Medarex	—	—	—		—	—		—	80	—	—	—	80
Issuance of warrants with convertible promissory note	—	—	—		—	—		—	221	—	—	—	221
Beneficial conversion feature of convertible promissory note	—	—	—		—	—		—	114	—	—	—	114
Issuance of common stock, Employee Stock Purchase Plan	4	—	—		—	—		—	—	—	—	—	—
Exercise of stock options and warrants for cash	8	—	—		—	—		—	—	—	—	—	—
Cancellation of employee restricted stock grants	(4)	—	—		—	—		—	(20)	20	—	—	—
Cancellation of employee stock options	—	—	—		—	—		—	(131)	131	—	—	—
Amortization of deferred compensation, net	—	—	—		—	—		—	—	240	—	—	240
Non-employee stock compensation	—	—	—		—	—		—	2	—	—	—	2
Net loss	—	—	—		—	—		—	—	—	(5,752)	—	(5,752)
Balances at December 31, 2003	19,028	19	—		—	—		—	64,294	(53)	(64,245)	—	15
Issuance of warrants with convertible promissory note	—	—	—		—	—		—	1,711	—	—	—	1,711
Beneficial conversion feature of convertible promissory note	—	—	—		—	—		—	1,156	—	—	—	1,156
Issuance of common stock, Employee Stock Purchase Plan	1	—	—		—	—		—	—	—	—	—	—
Cancellation of employee stock options	—	—	—		—	—		—	(5)	5	—	—	—
Amortization of deferred compensation, net	—	—	—		—	—		—	—	41	—	—	41
Warrant valuation			—		—	—		—	368	—	—	—	368
Net loss	—	—	—		—	—		—	—	—	(8,508)	—	(8,508)
Balances at December 31, 2004	19,029	19	—		—	—		—	67,524	(7)	(72,753)	—	(5,217)
Issuance of unregistered common stock and preferred stock to Toucan Capital	—	—	32,500		33	—		—	1,243	—	—	—	1,276
Issuance of stock options to non-employees for services	—	—	—		—	—		—	3	—	—	—	3
Issuance of warrants with convertible promissory note	—	—	—		—	—		—	1,878	—	—	—	1,878
Exercise of stock options and warrants for cash	49	—	—		—	—		—	4	—	—	—	4
Amortization of deferred compensation, net	—	—	—		—	—		—	—	7	—	—	7
Beneficial conversion feature of convertible promissory note	—	—	—		—	—		—	1,172	—	—	—	1,172
Common Stock warrant liability	—	—	—		—	—		—	(604)	—	—	—	(604)
Net loss	—	—	—		—	—		—	—	—	(9,937)	—	(9,937)
Balances at December 31, 2005	19,078	19	32,500		33	—		—	71,220	—	(82,690)	—	(11,418)
Issuance of common stock to PIPE Investors for cash, net of cash and non-cash offering costs of $837	39,468	39	—		—	—		—	4,649	—	—	—	4,688
Issuance of warrants to PIPE investment bankers	—	—	—		—	—		—	395	—	—	—	395
Conversion of notes payable due to Toucan Capital to Series A-1 preferred stock	—	—	—		—	4,817		5	7,702	—	—	—	7,707
Conversion of notes payable due to management to common stock	2,688	3	—		—	—		—	266	—	—	—	269
Issuance of warrants with convertible promissory notes	—	—	—		—	—		—	236	—	—	—	236
Exercise of stock options and warrants for cash	66	—	—		—	—		—	9	—	—	—	9
Exercise of stock options and warrants — cashless	3,942	4	—		—	—		—	(4)	—	—	—	—
Stock compensation expense	—	—	—		—	—		—	19	—	—	—	19
Beneficial conversion feature of convertible promissory note	—	—	—		—	—		—	64	—	—	—	64
Common Stock warrant liability	—	—	—		—	—		—	(6,523)	—	—	—	(6,523)
Net loss	—	—	—		—	—		—	—	—	(1,395)	—	(1,395)
Balances at December 31, 2006	65,241	65	32,500		33	4,817		5	$78,033	—	(84,085)	$—	(5,949)
Conversion of common stock at par related to the reverse stock split	(60,892)	(61)	—		—	—		—	61	—	—	—	—
Conversion of Series A and A-1 preferred stock into common stock	15,012	15	(32,500)		(33)	(4,817)		(5)	23	—	—	—	—
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	6,861	7	—		—	—		—	12,342	—	(12,349)	—	—
Modification of preferred stock Series A and Series A-1 warrants	—	—	—		—	—		—	18,699	—	(18,699)	—	—
Series A and Series A-1 preferred stock dividend payment	—	—	—		—	—		—	—	—	(1,251)	—	(1,251)
Warrants issued on Series A and Series A-1 preferred stock dividends	—	—	—		—	—		—	4,664	—	(4,664)	—	—
Issuance of common stock in initial public offering on the AIM London market for cash, net of offering costs of $3,965	15,789	16	—		—	—		—	25,870	—	—	—	25,886
Remeasurement of warrants issued in connection with convertible promissory notes	—	—	—		—	—		—	4,495	—	—	—	4,495
Remeasurement of beneficial conversion feature related to convertible promissory notes	—	—	—		—	—		—	1,198	—	—	—	1,198
Exercise of warrants — cashless	335	—	—		—	—		—	—	—	—	—	—
Stock compensation expense	—	—	—		—	—		—	2,679	—	—	—	2,679
Cumulative translation adjustment	—	—	—		—	—		—	—	—	—	(4)	(4)
Net loss	—	—	—		—	—		—	—	—	(21,247)	—	(21,247)
Total comprehensive loss													(21,251)
Balances at December 31, 2007	42,346	42	—		—	—		—	148,064	—	(142,295)	(4)	5,807

Stock issuance in exchange for license option	122	—	—		—	—		—	225	—	—	—	225
Exercise of stock options — cashless	25	—	—		—	—		—	1	—	—	—	1
Stock compensation expense	—	—	—		—	—		—	3,001	—	—	—	3,001
										—
Issuance of warrants with promissory notes	—	—	—		—	—		—	1,017	—	—	—	1,017
Cumulative translation adjustment	—	—	—		—	—		—	—	—	—	(20)	(20)
Net loss	—	—	—		—	—		—	—	—	(22,331)	—	(22,331)
Total comprehensive loss													(22,351)
Balances at December 31, 2008	42,493	42		—	—		—	—	152,308	—	(164,626)	(24)	(12,300)

Exercise of stock options — cashless	20	—	—		—	—		—	—	—	—	—	—
Exercise of warrants — cashless	1,214	—	—		—	—		—	—	—	—	—	—
Issuance of common stock in private placements	2,378	2	—		—	—		—	1,391	—	—	—	1,393
Stock compensation expense (Restated)	—	—	—		—	—		—	2,618	—	—	—	2,618
Debt Discount related to beneficial conversion	—	—	—		—	—		—	2,578	—	—	—	2,578
Warrants issued for services	—	—	—		—	—		—	1,645	—	—	—	1,645
Stock and warrants issued for services (Restated)	3,662	3	—		—	—		—	2,913	—	—	—	2,916
Loan conversion	563	1	—		—	—		—	111	—	—	—	112
Loan conversion and conversion inducement	8,547	10	—		—	—		—	7,321	—	—	—	7,331

Cumulative translation adjustment	—	—	—		—	—		—	—	—	—	(25)	(25)
Net loss (Restated)	—	—	—		—	—		—	—	—	(26,954)	—	(26,954)
Total comprehensive loss (Restated)													(26,979)
Balances at December 31, 2009 (Restated)	58,877	$58	$—		$—	$—		$—	$170,885	$—	$(191,580)	$(49)	$(20,686)

See accompanying notes to the consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31		Period from March 18, 1996 (Inception) to December 31,
	2008	2009	2009
		(Restated)	(Restated)
	(In thousands)

Cash Flows from Operating Activities:
Net Loss	$(22,331)	$(26,954)	$(146,771)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	22	7	2,351
Amortization of deferred financing costs	—	—	320
Amortization of debt discount	368	1,337	19,701
Accrued interest converted to preferred stock	—	—	260
Accreted interest on convertible promissory note	—	—	1,484
Stock-based compensation costs	3,001	2,618	9,410
Stock and warrants issued for services and financing costs	—	4,776	4,776
Loan conversion inducement	—	5,617	5,617
Warrant valuation	—	—	(6,759)
Asset impairment loss and loss (gain) on sale of properties	(8)	389	(936)
Loss on facility sublease	—	—	895

Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	(1)	1	—
Prepaid expenses and other current assets	(18)	1,031	688
Accounts payable and accrued expenses	2,866	405	5,045
Related party accounts payable and accrued expenses	514	6,096	7,657
Accrued loss on sublease	—	—	(265)
Deferred rent	—	—	410
Net Cash used in Operating Activities	(15,587)	(4,677)	(96,117)
Cash Flows from Investing Activities:
Purchase of property and equipment, net	(397)	(2)	(5,003)
Proceeds from sale of property and equipment	8	—	258
Proceeds from sale of intellectual property	—	—	1,816
Proceeds from sale of marketable securities	—	—	2,000
Refund of security deposit	—	—	(3)
Transfer of restricted cash	—	—	(1,035)
Net Cash used in Investing Activities	(389)	(2)	(1,967)
Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	2,650	2,060	4,710
Proceeds of issuance of convertible note payable to related parties	—	1,300	1,300
Proceeds from issuance of notes payable to related parties	5,500	—	11,250
Repayment of note payable to related party	—	—	(6,700)
Proceeds from issuance of convertible promissory note and warrants, net of issuance costs	—	—	13,099
Repayment of convertible promissory note	—	—	(119)
Borrowing under line of credit, Northwest Hospital	—	—	2,834
Repayment of line of credit to Northwest Hospital	—	—	(2,834)
Payment on capital lease obligations	—	—	(323)
Payment on note payable	—	—	(420)
Proceeds from issuance of preferred stock, net	—	—	28,708
Proceeds from exercise of stock options and warrants	1	—	228
Proceeds from issuance of common stock, net	—	1,393	49,736
Payment of preferred stock dividends	—	—	(1,251)
Series A preferred stock redemption fee	—	—	(1,700)
Deferred financing costs	—	—	(320)
Net Cash provided by Financing Activities	8,151	4,753	98,198
Effect of exchange rates on cash	(20)	(25)	(49)
Net increase (decrease) in cash	(7,845)	49	65
Cash at beginning of period	7,861	16	—
Cash at end of period	$16	$65	$65
Supplemental disclosure of cash flow information
Cash paid during the period for interest	$8	$—	$1,879

Supplemental schedule of non-cash financing activities
Equipment acquired through capital leases	$—	$—	$285
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	—	—	12,349
Issuance of common stock in connection with conversion of related party notes payable and accrued interest and convertible promissory notes and accrued interest	—	1,500	1,500
Modification of Series A preferred stock warrants	—	—	2,306
Modification of Series A-1 preferred stock warrants	—	—	16,393
Warrants issued on Series A and Series A-1 preferred stock dividends	—	—	4,664
Common stock warrant liability	—	—	11,841
Accretion of Series A preferred stock mandatory redemption obligation	—	—	1,872
Debt discount on promissory notes	1,017	2,578	10,837
Conversion of convertible promissory notes and accrued interest to Series D preferred stock	—	—	5,324
Conversion of convertible promissory notes and accrued interest to Series A-1 preferred stock	—	—	7,707
Conversion of convertible promissory notes and accrued interest to common stock	—	—	269
Issuance of Series C preferred stock warrants in connection with lease agreement	—	—	43
Issuance of common stock for license rights	—	—	4
Liability for and issuance of common stock and warrants to Medarex	—	—	840
Issuance of common stock to landlord	—	—	35
Deferred compensation on issuance of stock options and restricted stock grants	—	—	759
Cancellation of options and restricted stock grant	—	—	849
Financing of prepaid insurance through note payable	—	—	491
Stock subscription receivable	—	—	480

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

(2) Restatement of Financial Statements

We have restated:

•	our Consolidated Balance Sheets as of December 31, 2009 by increasing amounts reported in additional paid-in capital and accumulated deficit;
•
our Consolidated Statement of Operations for the year ended December 31, 2009 by increasing amounts reported in General and administrative expenses to reflect a change in valuation of certain equity issuances during the quarters ended March 31, September 30 and December 31, 2009 and increasing amounts reported in Loss from operations, Net loss and Net loss per share – basic and diluted.

•	our Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive loss for the year ended December 31, 2009

As a result of these restatements, amounts recorded in our Consolidated Statement of Cash Flows for the year ended December 31, 2009 have also been corrected.  Our total Net Cash used in Operating Activities in the period remain unchanged.  The restatement also impacts the disclosures in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 9 - Controls and Procedures.

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

The following table summarizes the effects of the restatement adjustments on our previously issued Consolidated Balance Sheets as of December 31, 2009:

	As Previously Reported	Adjustments	As Restated

Additional paid-in capital	$169,202	$1,683	$170,885
Deficit accumulated during the development stage	(189,897)	(1,683)	(191,580)

The following table summarizes the effects of the restatement adjustments on our previously issued Consolidated Statements of Operations for the period ended December 31, 2009:

	Year ended December 31, 2009			Inception to December 31, 2009
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
General and administrative	$5,799	$1,683	$7,482	$54,843	$1,683	$56,526
Loss from operations	(15,773)	(1,683)	(17,456)	(125,080)	(1,683)	(126,763)
Net loss	(25,271)	(1,683)	(26,954)	(145,088)	(1,683)	(146,771)
Net loss applicable to common stockholders	(25,271)	(1,683)	(26,954)	(189,897)	(1,683)	(191,580)
Net loss per share applicable to common stockholders - basic and diluted	(0.53)		(0.56)

The following table summarizes the effects of the restatement adjustments on our previously issued Consolidated Statements of Cash Flows as of December 31:

	Year ended December 31, 2009			Inception to December 31, 2009
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net loss	$(25,271)	$(1,683)	$(26,954)	(145,088)	(1,683)	(146,771)
Stock-based compensation costs	2,712	(94)	2,618	9,504	(94)	9,410
Stock and warrants issued for services and financing costs	2,999	1,777	4,776	2,999	1,777	4,776

The following table summarizes the effects of the restatement adjustments on our previously issued Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss as of December 31, 2009:

	As Previously Reported	Adjustments	As Restated
Comprehensive loss	$(25,296)	$(1,683)	$(26,979)

(2)	Operations and Financing

Liquidity

The Company has experienced recurring losses from operations, and, as of December 31, 2009, had a working capital deficit of $19.3 million and a deficit accumulated during the development stage of $191.6 million. Of this $191.6 million deficit, $96.1 million (about half) reflects cash used in operations, and the remaining $95.5 million reflects non-cash accounting measures.

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

Toucan Partners loaned the Company a total of $1,300,000 on June 30, 2009, July 2, 2009 and July 17, 2009 under unsecured 6% convertible promissory notes due June 29, 2009, July 1, 2011 and July 16, 2011.  The conversion feature of the notes allows Toucan Partners to convert the loan into accumulated securities into shares of common stock at a conversion price of $0.20 (the same price per share as in the new financing received by the Company from other investors during the period).

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

Stock-based compensation expense was as follows ($ in thousands):

	2008	2009
Research and development	$490	$770
General and administrative expenses	2,511	1,848
Total stock- based compensation expense	$3,001	$2,618

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

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of Exercise Prices	Number Outstanding	Remaining Contractual Life (Years)	Average Exercise Price	Number Exercisable	Average Exercise Price
	(In thousands except weighted average)
$ 0.55 - 0.60	3,088	5.99	$0.57	2,004	$0.56
$ 0.61 - 2.40	1,010	9.24	$0.88	279	$1.06
$ 2.41 - 75.00	10	1.96	$20.33	9	$21.22
Total	4,108	6.78	$0.69	2,292	$0.70

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

On March 27, 2009, we issued 199,661 shares of common stock to a consultant for the commission earned on debt financing.  The common stock was valued at $138,000 based on the closing market price on the date of issuance of the shares.

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

In September 2009, we issued 2,504,034 shares of common stock to Toucan Partners and the Company's Chairperson as consideration for services rendered.  The common stock was recorded at a fair value of $1,878,000 based on the closing market price on the transaction date.

In September 2009, we issued 398,000 shares of common stock for consulting services.  The common stock was recorded at a fair value of $299,000 based on the closing market price on the transaction date.

In September 2009, the principal balance of two convertible notes amounting to $125,000 was converted into 562,500 shares of common stock at a conversion rate of $0.20 per share.

During 2009, we issued 147,000 shares of common stock for consulting services.  The common stock was recorded at a fair value of $120,000 based on the closing market price on the date of issuance of the shares..

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

During the years ending December 31, 2009 and 2008, respectively, the Company recognized approximately $01.7 million and $0.6 million of general and administrative costs related to this recapitalization agreement, rent expense, as well as legal, travel and other costs incurred by Toucan Capital on the Company’s behalf. At December 31, 2009 and 2008, accrued expenses payable to Toucan Capital management amounted to $0.5 million and $0.4 million, respectively, and are included in the accompanying consolidated balance sheets.

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

SEC Inquiry

On August 13, 2007, the Company was notified that the SEC had initiated a non-public informal inquiry regarding the events surrounding our application for and receipt of the Authorization for Use from the B.A.G., and our related press releases dated July 9, 2007 and July 16, 2007. On March 3, 2008 the Company was notified that the SEC had initiated a formal investigation regarding this matter. The Company cooperated with the SEC in connection with the inquiry, and after a thorough investigation, the SEC notified us that they had found no basis for any action and had closed the investigation.

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

Toucan Partners loaned the Company $500,000 on December 22, 2008 under the terms of an unsecured 12% promissory note (the “Toucan Partners December Loan”).  The note was initially due on June 22, 2009.  In connection with the promissory note, the Company issued to Toucan Partners a warrant to purchase 132,500 shares of common stock at an exercise price of $0.40 per share and a term of 5 years.  The Company recognized the notes and warrant based on their relative fair values of $453,000 and $47,000, respectively.  The relative fair value of the warrants was classified as a component of additional paid-in capital with the corresponding amount reflected as a debt discount.  The fair value of the warrants was determined using the Black Scholes model, assuming a term of five years, volatility of 197%, no dividends, and a risk-free interest rate of 1.53%. Toucan Partners agreed to extend the term of the note until September 28, 2009, when the note principal and accrued interest (including a default penalty of 0.25% per month) amounting to $552,738 was converted to 2,763,691 shares of common stock at a conversion rate of $0.20 to bring the December Loan into conformity with the SDS and Private Lender Notes issued in October and November 2008, as agreed by the parties at the time of the Toucan Partners December Loan. The Company issued Toucan Partners a warrant  to purchase 513,841 shares of common stock at an exercise price of $0.41 per share.  In connection with the conversion, the Company issued Toucan Partners a warrant to purchase 152,375 shares of common stock at an exercise price of $0.20 per share.  The fair value of the warrants, $337,015 and $104,861 was recorded as an inducement cost in 2009. The fair value of the warrants were determined using the Black Scholes model, assuming a term of three years, volatility of 156%, no dividends, and a risk-free interest rate of 1.47%.

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

	First Quarter 2008	Second Quarter 2008	Third Quarter 2008	Fourth Quarter 2008
Total revenues	$—	$—	$10	$—
Net loss applicable to common stockholders	$(5,625)	$(6,050)	$(5,414)	$(4,342)
Net loss per share applicable to common stockholders — basic and diluted	$(0.13)	$(0.14)	$(0.13)	$(0.10)
Weighted average shares used in computing basic and diluted loss per share	42,346	42,376	42,493	42,493

	First Quarter 2009 (Restated)	Second Quarter 2009	Third Quarter 2009 (Restated)	Fourth Quarter 2009 (Restated)
Total revenues	$—	$—	$10	$—
Net loss applicable to common stockholders	$(4,620)	$(4,095)	$(13,837)	$(4,402)
Net loss per share applicable to common stockholders — basic and diluted	$(0.11)	$(0.09)	$(0.31)	$(0.05)
Weighted average shares used in computing basic and diluted loss per share	43,385	45,069	45,276	57,966

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on April 5, 2011.

NORTHWEST BIOTHERAPEUTICS, INC.

By:	/s/ ALTON L. BOYNTON
Alton L. Boynton
Its: President and Chief Executive Officer
Principal Executive Officer
Principal Financial and Accounting Officer

By:	/s/ LINDA M. POWERS
Linda M. Powers
Director and Chairperson

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