Form 10-Q/A
period 2010-03-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2011-04-13
CIK 1072379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No 3

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

Explanatory Note:

Northwest Biotherapeutics, Inc. (the “Company”) is filing this amendment on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2010, filed with the Securities and Exchange Commission (the “Commission”) on March 2, 2011(the date of the most recent filing - Amendment No. 2). This Amendment is filed in order to re-file the entire Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2010 in light of comments from the staff of the Commission in connection with its review of our Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010.

We have restated:

•	our Condensed Consolidated Balance Sheets as of December 31, 2009 and March 31, 2010 by increasing amounts reported in additional paid-in capital and accumulated deficit;
•
our Condensed Consolidated Statement of Operations for the three month periods ended March 31, 2009 by increasing amounts reported in General and administrative expenses to reflect a change in valuation of certain equity issuances during the quarters ended March 31, September 30 and December 31, 2009 and increasing amounts reported in Loss from operations, Net loss and Net loss per share – basic and diluted.

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

This Amendment continues to reflect circumstances as of the date of the original filing of the Quarterly Report on Form 10-Q and we have not updated the disclosures contained herein to reflect events that occurred at a later date, except for items related to the restatement. The impact of the restatements is reflected in the financial statements for all periods presented since the Company is filing the amendments concurrently.

NORTHWEST BIOTHERAPEUTICS, INC.

TABLE OF CONTENTS

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 2009 and March 31, 2010 (unaudited)	3

Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2009 and 2010 and the period from March 18, 1996 (inception) to March 31, 2010	4

Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2009 and 2010 and the period from March 18, 1996 (inception) to March 31, 2010	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T. Controls and Procedures	17

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	21

Item 4. Submission of Matters to a Vote of Security Holders	21

Item 5. Other Information	21

Item 6. Exhibits	21

SIGNATURES	22

INDEX TO EXHIBITS	23

Part I — Financial Information

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

Condensed Consolidated Balance Sheets
(in thousands)

	December 31, 2009	March 31, 2010
		(Unaudited)
	(Restated)	(Restated)
Assets
Current assets:
Cash	$65	$94
Prepaid expenses and other current assets	36	29
Total current assets	101	123
Property and equipment:
Laboratory equipment	29	29
Office furniture and other equipment	82	82
	111	111
Less accumulated depreciation and amortization	(111)	(111)
Property and equipment, net	—	—
Deposit and other non-current assets	2	16
Total assets	$103	$139
Liabilities And Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,249	$3,062
Accounts payable, related party	6,328	6,350
Accrued expenses	1,874	1,798
Accrued expense, related party	1,329	1,394
Notes payable	2,650	2,650
Note payable to related parties	4,000	4,000
Convertible notes payable, net	—	724
Total current liabilities	19,430	19,978
Long term liabilities:
Convertible notes payable, net	1,061	815
Convertible notes payable to related party, net	298	459
Total long term liabilities	1,359	1,274
Total liabilities	20,789	21,252
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized and none issued and outstanding
Common stock, $0.001 par value; 150,000,000 shares authorized at December 31, 2009 and March 31, 2010 and 58,877,087 and 62,131,373 shares issued and outstanding at December 31, 2009 and March 31, 2010, respectively	58	62
Additional paid-in capital	170,885	176,276
Deficit accumulated during the development stage	(191,580)	(197,425)
Cumulative translation adjustment	(49)	(26)
Total stockholders’ equity (deficit)	(20,686)	(21,113)
Total liabilities and stockholders’ equity (deficit)	$103	$139

See accompanying notes to condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,		Period from March 18, 1996 (Inception) to March 31,
	2009	2010	2010
	(Restated)		(Restated)
Revenues:
Research material sales	$—	$—	$560
Contract research and development from related parties	—	—	1,128
Research grants and other	—	—	1,061
Total revenues	—	—	2,749
Operating costs and expenses:
Cost of research material sales	—	—	382
Research and development	2,492	1,991	68,904
General and administrative	1,377	1,356	57,882
Depreciation and amortization	—	—	2,351
Loss on facility sublease	—	—	895
Asset impairment loss and other (gain) loss	—	—	2,445
Total operating costs and expenses	3,869	3,347	132,859
Loss from operations	(3,869)	(3,347)	(130,110)
Other income (expense):
Warrant valuation	—	—	6,759
Loan conversion inducement	—	—	(5,617)
Gain on sale of intellectual property and property and equipment	—	—	3,664
Interest expense	(751)	(2,498)	(28,530)
Interest income and other	—	—	1,218
Net loss	(4,620)	(5,845)	(152,616)
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	—	—	(12,349)
Modification of Series A preferred stock warrants	—	—	(2,306)
Modification of Series A-1 preferred stock warrants	—	—	(16,393)
Series A preferred stock dividends	—	—	(334)
Series A-1 preferred stock dividends	—	—	(917)
Warrants issued on Series A and Series A-1 preferred stock dividends	—	—	(4,664)
Accretion of Series A preferred stock mandatory redemption obligation	—	—	(1,872)
Series A preferred stock redemption fee	—	—	(1,700)
Beneficial conversion feature of Series D preferred stock	—	—	(4,274)
Net loss applicable to common stockholders	$(4,620)	$(5,845)	$(197,425)
Net loss per share applicable to common stockholders — basic and diluted	$(0.11)	$(0.10)
Weighted average shares used in computing basic and diluted net loss per share	43,385	59,928

See accompanying notes to condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,		Period from March 18, 1996 (Inception) to March 31,
	2009	2010	2010
	(Restated)		(Restated)
Cash Flows from Operating Activities:
Net Loss	$(4,620)	$(5,845)	$(152,616)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	—	—	2,351
Amortization of deferred financing costs	—	—	320
Amortization debt discount	509	343	20,044
Accrued interest converted to stock	—	1,047	1,307
Accreted interest on convertible promissory note	—	—	1,484
Stock-based compensation costs	96	514	9,924
Stock and warrants issued for services and other expenses	138	2,166	6,942
Loan conversion inducement	—	—	5,617
Warrant valuation	—	—	(6,759)
Asset impairment loss and loss (gain) on sale of properties	—	—	(936)
Loss on facility sublease	—	—	895
Increase (decrease) in cash resulting from changes in assets and liabilities:
Prepaid expenses and other current assets	354	(7)	681
Accounts payable and accrued expenses	248	(263)	4,782
Related party accounts payable and accrued expenses	1,979	(87)	7,744
Accrued loss on sublease	—	—	(265)
Deferred rent	—	—	410
Net Cash used in Operating Activities	(1,296)	(1,958)	(98,075)
Cash Flows from Investing Activities:
Purchase of property and equipment, net	(2)	—	(5,003)
Proceeds from sale of property and equipment	—	—	258
Proceeds from sale of intellectual property	—	—	1,816
Proceeds from sale of marketable securities	—	—	2,000
Refund of security deposit	—	—	(3)
Transfer of restricted cash	—	—	(1,035)
Net Cash used in Investing Activities	(2)	—	(1,967)
Cash Flows from Financing Activities:
Proceeds from issuance of note payable	760	875	5,585
Proceeds from issuance of convertible notes payable to related parties	—	—	1,300
Proceeds from issuance of note payable to related parties	—	—	11,250
Repayment of note payable to related party	—	—	(6,700)
Proceeds from issuance of convertible promissory note and warrants, net of issuance costs	—	—	13,099
Repayment of convertible promissory note	—	—	(119)
Borrowing under line of credit, Northwest Hospital	—	—	2,834
Repayment of line of credit, Northwest Hospital	—	—	(2,834)
Payment on capital lease obligations	—	—	(323)
Payments on note payable	—	—	(420)
Proceeds from issuance preferred stock, net	—	—	28,708
Proceeds from exercise of stock options and warrants	—	—	228
Proceeds from issuance common stock, net	1,029	1,089	50,825
Payment of preferred stock dividends	—	—	(1,251)
Series A preferred stock redemption fee	—	—	(1,700)
Deferred financing costs	—	—	(320)
Net Cash provided by Financing Activities	1,789	1,964	100,162
Effect of exchange rates on cash	59	23	(26)
Net increase in cash	550	29	94
Cash at beginning of period	16	65	—
Cash at end of period	$566	$94	$94
Supplemental disclosure of cash flow information — Cash paid during the period for interest	$—	$—	$1,879
Supplemental schedule of non-cash financing activities:
Equipment acquired through capital leases	$—	$—	$285
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	—	—	12,349
Issuance of common stock in connection with conversion of related party notes payable and accrued interest and convertible promissory notes and accrued interest	—		1,500
Modification of Series A preferred stock warrants	—	—	2,306
Modification of Series A-1 preferred stock warrants	—	—	16,393
Warrants issued on Series A and Series A-1 preferred stock dividends	—	—	4,664
Common stock warrant liability	—	—	11,841
Accretion of mandatorily redeemable Series A preferred stock redemption obligation	—	—	1,872
Debt discount on promissory notes	73	579	11,416
Conversion of convertible promissory notes and accrued interest to Series D preferred stock	—	—	5,324
Conversion of convertible promissory notes and accrued interest to Series A-1 preferred stock	—	—	7,707
Conversion of convertible promissory notes and accrued interest to common stock	—	—	269
Issuance of Series C preferred stock warrants in connection with lease agreement	—	—	43
Issuance of common stock for license rights	—	—	4
Liability for and issuance of common stock and warrants to Medarex	—	—	840
Issuance of common stock to landlord	—	—	35
Deferred compensation on issuance of stock options and restricted stock grants	—	—	759
Cancellation of options and restricted stock	—	—	849
Financing of prepaid insurance through note payable	—	—	491
Stock subscription receivable	365		480

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

2. Restatement of Financial Statements

We have restated:

•	our Condensed Consolidated Balance Sheets as of December 31, 2009 and March 31, 2010 by increasing amounts reported in additional paid-in capital and accumulated deficit;
•
our Condensed Consolidated Statement of Operations for the three month periods ended March 31, 2009 by increasing amounts reported in General and administrative expenses to reflect a change in valuation of certain equity issuances during the quarters ended March 31, September 30 and December 31, 2009 and increasing amounts reported in Loss from operations, Net loss and Net loss per share – basic and diluted.

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

The following table summarizes the effects of the restatement adjustments on our previously issued Condensed Consolidated Balance Sheets for the periods ended December 31, 2009 and March 31, 2010:

	As of December 31, 2009			As of March 31, 2010
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated

Additional paid-in capital	$169,202	$1,683	$170,885	$174,593	$1,683	$176,276
Deficit accumulated during the development stage	(189,897)	(1,683)	(191,580)	(195,742)	(1,683)	(197,425)

The following table summarizes the effects of the restatement adjustments on our previously issued Condensed Statements of Operations for the periods ended March 31:

	Three months ended March 31, 2009			Inception to March 31, 2010
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
General and administrative	$1,333	$44	$1,377	$56,199	$1,683	$57,882
Loss from operations	(3,825)	(44)	(3,869)	(128,427)	(1,683)	(130,110)
Net loss	(4,576)	(44)	(4,620)	(150,933)	(1,683)	(152,616)
Net loss applicable to common stockholders	(4,576)	(44)	(4,620)	(195,742)	(1,683)	(197,425)
Net loss per share applicable to common stockholders - basic and diluted	(0.11)		(0.11)

The following table summarizes the effects of the restatement adjustments on our previously issued Condensed Consolidated Statements of Cash Flows for the period ended March 31:

	Three months ended March 31, 2009			Inception to March 31, 2010
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net loss	$(4,576)	$(44)	$(4,620)	(150,933)	(1,683)	(152,616)
Stock-based compensation costs	190	(94)	96	10,018	(94)	9,924
Stocks and warrants issued for services and other costs	-	138	138	5,165	1,777	6,942

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

4. Stock-Based Compensation

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

Stock-based compensation expense was as follows for the three months ended March 31 (in thousands):

	2009	2010
Research and development	$(139)	$186
General and administrative expenses	235	329
Total stock- based compensation expense	$96	$514

There were no options to purchase common stock issued during the three month periods ended March 31, 2009 and 2010.

At March 31, 2010, the unrecognized compensation expense related to stock options was $3.2 million which is to be recognized over a weighted average period of 6.53 years.

5. Liquidity

The Company has experienced recurring losses from operations, and, as of March 31, 2010, had a working capital deficit of $19.9 million and a deficit accumulated during the development stage of $197.4 million. Of this $197.4 million deficit, $98.1 million (about half) reflects cash used in operations, and the remaining $99.3 million reflects non-cash accounting measures.

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
$3,374

7. Net Income (Loss) Per Share Applicable to Common Stockholders

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

9. Contingencies and Commitments

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

10.  Stockholders’ Equity (Deficit)

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

 11. Subsequent Events

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

Restatement of Financial Statements

We have restated:

•	our Condensed Consolidated Balance Sheets as of December 31, 2009 and March 31, 2010 by increasing amounts reported in additional paid-in capital and accumulated deficit;
•
our Condensed Consolidated Statement of Operations for the three month period ended March 31, 2009 by increasing amounts reported in General and administrative expenses to reflect a change in valuation of certain equity issuances during the quarters ended March 31, September 30 and December 31, 2009 and increasing amounts reported in Loss from operations, Net loss and Net loss per share – basic and diluted.

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

We have experienced recurring losses from operations and have a deficit accumulated during the development stage of $197.4 million at March 31, 2010. In addition, our independent registered public accounting firm has indicated in its report on our financial statements included in this Annual Report on Form 10-K that there is substantial doubt about our ability to continue as a going concern.

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

General and Administrative Expense. General and administrative expense was $1.4 million for the three months ended March 31, 2009 compared to $1.4 million for the three months ended March 31, 2010.

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

Subsequently, we became aware of an additional material weakness in our internal control over financial reporting; namely that  our policies in relation to valuation of common stock  issued as compensation for consulting services were not in compliance with accounting guidance.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented on a timely basis.  This material weakness resulted in the amendment to our Quarterly Reports on Form 10-Q/A for the three month periods ended March 31, June 30 and September 30, 2009, and our Annual Report on Form 10-K/A for the year ended December 31, 2009 in order to restate the financial statements for the three month periods ended March 31, September 30 and December 31, 2009.  As a result of this material weakness, our management did not revise its earlier conclusion and continues to conclude that our disclosure controls and procedure were not effective as of March 31, 2010.

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

Lonza Patent Infringement Claim

On July 27, 2007, Lonza Group AG (“Lonza”) filed a complaint against us in the United States District Court for the District of Delaware alleging patent infringement relating to recombinant DNA methods, sequences, vectors, cell lines and host cells. The complaint sought temporary and permanent injunctions enjoining us from infringing Lonza’s patents and unspecified damages. On November 27, 2007, the complaint was dismissed from the United States District Court for the District of Delaware. Also on November 27, 2007, a new complaint was filed by Lonza in the United States District Court for the District of Maryland. The new complaint alleged the same patent infringement relating to recombinant DNA methods, sequences, vectors, cell lines and host cells by the Company’s DCVax ® .

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