Form 10-Q/A
period 2010-06-30
NORTHWEST BIOTHERAPEUTICS INC
filed 2011-04-13
CIK 1072379

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

Explanatory Note:

Northwest Biotherapeutics, Inc. (the “Company”) is filing this amendment on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2010, filed with the Securities and Exchange Commission (the “Commission”) on March 2, 2011(the date of the most recent filing - Amendment No. 2).  This Amendment is filed in order to re-file the entire Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 in light of comments from the staff of the Commission in connection with its review of our Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010.

We have restated:

•	our Condensed Consolidated Balance Sheets as of December 31, 2009 and June 30, 2010 by increasing amounts reported in additional paid-in capital and accumulated deficit;
•
our Condensed Consolidated Statement of Operations for the six month periods ended June 30, 2009 by increasing amounts reported in General and administrative expenses to reflect a change in valuation of certain equity issuances during the quarters ended March 31, September 30 and December 31, 2009 and increasing amounts reported in Loss from operations, Net loss and Net loss per share – basic and diluted.

As a result of these restatements, amounts recorded in our Consolidated Statement of Cash Flows for the period ended June 30, 2009 have also been corrected.  Our total Net Cash used in Operating Activities in the period remain unchanged.  The restatement also impacts the disclosures in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 4 - Controls and Procedures.

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

NORTHWEST BIOTHERAPEUTICS, INC.

TABLE OF CONTENTS

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 2009 and June 30, 2010 (unaudited)	3

Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2009 and 2010 and the period from March 18, 1996 (inception) to June 30, 2010	4

Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2009 and 2010 and the period from March 18, 1996 (inception) to June 30, 2010	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3. Defaults Upon Senior Securities	22

Item 4. (Removed and Reserved)	22

Item 5. Other Information	22

Item 6. Exhibits	23

SIGNATURES	24

INDEX TO EXHIBITS	25

Part I — Financial Information

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

Condensed Consolidated Balance Sheets
(in thousands)

	December 31, 2009	June 30, 2010
		(Unaudited)
	(Restated)	Restated)
Assets
Current assets:
Cash	$65	$180
Prepaid expenses and other current assets	36	201
Total current assets	101	381
Property and equipment:
Laboratory equipment	29	29
Office furniture and other equipment	82	121
	111	150
Less accumulated depreciation and amortization	(111)	(111)
Property and equipment, net	—	39
Deposit and other non-current assets	2	16
Total assets	$103	$436
Liabilities And Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,249	$3,360
Accounts payable, related party	6,328	6,755
Accrued expenses	1,874	2,042
Accrued expense, related party	1,329	1,404
Notes payable	2,650	1,650
Note payable to related parties	4,000	4,000
Convertible notes payable, net	—	733
Total current liabilities	19,430	19,944
Long term liabilities:
Convertible notes payable, net	1,061	1,022
Convertible notes payable to related party, net	298	621
Total long term liabilities	1,359	1,643
Total liabilities	20,789	21,587
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized and none issued and outstanding
Common stock, $0.001 par value; 150,000,000 shares authorized at December 31, 2009 and June 30, 2010 and 58,877,087 and 69,557,778 shares issued and outstanding at December 31, 2009 and June 30, 2010, respectively	58	70
Additional paid-in capital	170,885	184,941
Deficit accumulated during the development stage	(191,580)	(206,152)
Cumulative translation adjustment	(49)	(10)
Total stockholders’ equity (deficit)	(20,686)	(21,151)
Total liabilities and stockholders’ equity (deficit)	$103	$436

See accompanying notes to condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from March 18, 1996 (Inception) to June 30,
	2009	2010	2009	2010	2010
			(Restated)		(Restated)
Revenues:
Research material sales	$—	$—	$—	$—	$560
Contract research and development from related parties	—	—	—	—	1,128
Research grants and other	—	—	—	—	1,061
Total revenues	—	—	—	—	2,749
Operating cost and expenses:
Cost of research material sales	—	—	—	—	382
Research and development	2,480	1,194	4,972	3,185	70,098
General and administrative	786	1,912	2,163	3,268	59,794
Depreciation and amortization	—	—	—	—	2,351
Loss on facility sublease	—	—	—	—	895
Asset impairment loss and other (gain) loss	389	—	389	—	2,445
Total operating costs and expenses	3,655	3,106	7,524	6,453	135,965
Loss from operations	(3,655)	(3,106)	(7,524)	(6,453)	(133,216)
Other income (expense):
Warrant valuation	—	—	—	—	6,759
Loan conversion inducement	—	(4,522)	—	(4,522)	(10,139)
Gain on sale of intellectual property and property and equipment	—	—	—	—	3,664
Interest expense	(440)	(1,099)	(1,191)	(3,597)	(29,629)
Interest income and other	—	—	—	—	1,218
Net loss	(4,095)	(8,727)	(8,715)	(14,572)	(161,343)
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	—	—	—	—	(12,349)
Modification of Series A preferred stock warrants	—	—	—	—	(2,306)
Modification of Series A-1 preferred stock warrants	—	—	—	—	(16,393)
Series A preferred stock dividends	—	—	—	—	(334)
Series A-1 preferred stock dividends	—	—	—	—	(917)
Warrants issued on Series A and Series A-1 preferred stock dividends	—	—	—	—	(4,664)
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	(1,872)
Series A preferred stock redemption fee	—	—	—	—	(1,700)
Beneficial conversion feature of Series D preferred stock	—	—	—	—	(4,274)
Net loss applicable to common stockholders	$(4,095)	$(8,727)	$(8,715)	$(14,572)	$(206,152)
Net loss per share applicable to common stockholders — basic and diluted	$(0.09)	$(0.14)	$(0.20)	$(0.23)
Weighted average shares used in computing basic and diluted net loss per share	45,069	63,853	44,232	62,957
See accompanying notes to condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,		Period from March 18, 1996 (Inception) toJune 30,
	2009	2010	2010
	(Restated)		(Restated)
Cash Flows from Operating Activities:
Net Loss	$(8,715)	$(14,572)	$(161,343)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	—	—	2,351
Amortization of deferred financing costs	—	—	320
Amortization debt discount	659	721	20,422
Accrued interest converted to stock	—	1,047	1,307
Accreted interest on convertible promissory note	—	—	1,484
Stock-based compensation costs	564	1,020	10,430
Stock and warrants issued for services and other expenses	138	3,057	7,833
Loan conversion inducement	—	4,522	10,139
Warrant valuation	—	—	(6,759)
Asset impairment loss and loss (gain) on sale of properties	389	—	(936)
Loss on facility sublease	—	—	895
Increase (decrease) in cash resulting from changes in assets and liabilities:
Prepaid expenses and other current assets	931	(179)	509
Accounts payable and accrued expenses	391	283	5,328
Related party accounts payable and accrued expenses	3,510	502	8,159
Accrued loss on sublease	—	—	(265)
Deferred rent	—	—	410
Net Cash used in Operating Activities	(2,133)	(3,599)	(99,716)
Cash Flows from Investing Activities:
Purchase of property and equipment, net	(2)	(39)	(5,042)
Proceeds from sale of property and equipment	—	—	258
Proceeds from sale of intellectual property	—	—	1,816
Proceeds from sale of marketable securities	—	—	2,000
Refund of security deposit	—	—	(3)
Transfer of restricted cash	—	—	(1,035)
Net Cash used in Investing Activities	(2)	(39)	(2,006)
Cash Flows from Financing Activities:
Proceeds from issuance of note payable	760	875	5,585
Proceeds from issuance of convertible notes payable to related parties	—	—	1,300
Proceeds from issuance of note payable to related parties	—	—	11,250
Repayment of note payable to related party	—	—	(6,700)
Proceeds from issuance of convertible promissory note and warrants, net of issuance costs	—	—	13,099
Repayment of convertible promissory note	—	—	(119)
Borrowing under line of credit, Northwest Hospital	—	—	2,834
Repayment of line of credit, Northwest Hospital	—	—	(2,834)
Payment on capital lease obligations	—	—	(323)
Payments on note payable	—	—	(420)
Proceeds from issuance preferred stock, net	—	—	28,708
Proceeds from exercise of stock options and warrants	—	—	228
Proceeds from issuance common stock, net	1,394	2,839	52,575
Payment of preferred stock dividends	—	—	(1,251)
Series A preferred stock redemption fee	—	—	(1,700)
Deferred financing costs	—	—	(320)
Net Cash provided by Financing Activities	2,154	3,714	101,912
Effect of exchange rates on cash	15	39	(10)
Net increase in cash	34	115	180
Cash at beginning of period	16	65	—
Cash at end of period	$50	$180	$180
Supplemental disclosure of cash flow information — Cash paid during the period for interest	$—	$—	$1,879
Supplemental schedule of non-cash financing activities:
Equipment acquired through capital leases	$—	$—	$285
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	—	—	12,349
Issuance of common stock in connection with conversion of notes payable, convertible promissory notes and accrued interest	—	1,004	2,504
Modification of Series A preferred stock warrants	—	—	2,306
Modification of Series A-1 preferred stock warrants	—	—	16,393
Warrants issued on Series A and Series A-1 preferred stock dividends	—	—	4,664
Common stock warrant liability	—	—	11,841
Accretion of mandatorily redeemable Series A preferred stock redemption obligation	—	—	1,872
Debt discount on promissory notes	73	579	11,416
Conversion of convertible promissory notes and accrued interest to Series D preferred stock	—	—	5,324
Conversion of convertible promissory notes and accrued interest to Series A-1 preferred stock	—	—	7,707
Conversion of convertible promissory notes and accrued interest to common stock	—	—	269
Issuance of Series C preferred stock warrants in connection with lease agreement	—	—	43
Issuance of common stock for license rights	—	—	4
Liability for and issuance of common stock and warrants to Medarex	—	—	840
Issuance of common stock to landlord	—	—	35
Deferred compensation on issuance of stock options and restricted stock grants	—	—	759
Cancellation of options and restricted stock	—	—	849
Financing of prepaid insurance through note payable	—	—	491
Stock subscription receivable	—	—	480

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

2. Restatement of Financial Statements

We have restated:

•	our Condensed Consolidated Balance Sheets as of December 31, 2009 and June 30, 2010 by increasing amounts reported in additional paid-in capital and accumulated deficit;
•
our Condensed Consolidated Statement of Operations for the three month periods ended June 30, 2009 and June 30, 2010 by increasing amounts reported in General and administrative expenses to reflect a change in valuation of certain equity issuances during the quarters ended March 31, September 30 and December 31, 2009 and increasing amounts reported in Loss from operations, Net loss and Net loss per share – basic and diluted.

As a result of these restatements, amounts recorded in our Consolidated Statement of Cash Flows for the period ended June 30, 2009 have also been corrected.  Our total Net Cash used in Operating Activities in the period remain unchanged.  The restatement also impacts the disclosures in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 4 - Controls and Procedures.

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

The following table summarizes the effects of the restatement adjustments on our previously issued Condensed Consolidated Balance Sheets for the periods ended December 31, 2009 and June 30, 2010:

	As of December 31, 2009			As of June 30, 2010
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated

Additional paid-in capital	$169,202	$1,683	$170,885	$183,258	$1,683	$184,941
Deficit accumulated during the development stage	(189,897)	(1,683)	(191,580)	(204,469)	(1,683)	(206,152)

The following table summarizes the effects of the restatement adjustments on our previously issued Condensed Statements of Operations for the periods ended June 30:

	Six months ended June 30, 2009			Inception to June 30, 2010
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
General and administrative	$2,119	$44	$2,163	$58,111	$1,683	$59,794
Loss from operations	(7,480)	(44)	(7,524)	(131,533)	(1,683)	(133,216)
Net loss	(8,671)	(44)	(8,715)	(159,660)	(1,683)	(161,343)
Net lossapplicable to common stockholders	(8,671)	(44)	(8,715)	(204,469)	(1,683)	(206,152)
Net loss per share applicable to common stockholders - basic and diluted	(0.20)		(0.20)

The following table summarizes the effects of the restatement adjustments on our previously issued Condensed Consolidated Statements of Cash Flows for the period ended June 30:

	Six months ended June 30, 2009			Inception to June 30, 2010
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net loss	$(8,671)	$(44)	$(8,715)	(159,660)	(1,683)	(161,343)
Stock-based compensation costs	658	(94)	564	10,524	(94)	10,430
Stock and warrants issued for services and other expenses	-	138	138	6,056	1,777	7,833

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

Stock-based compensation expense was as follows for the three and six months ended June 30 (in thousands):

	Three months ended June 30		Six Months ended June 30
	2009	2010	2009	2010
Research and Development	$139	$177	$—	$363
General and Administrative	329	329	564	657
Total stock-based compensation	$468	$506	$564	$1,020

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

5. Liquidity

The Company has experienced recurring losses from operations, and, as of June 30, 2010, had a working capital deficit of $19.6 million and a deficit accumulated during the development stage of $206.1 million. Of this $206.1 million deficit, $99.7 million (about half) reflects cash used in operations, and the remaining $106.4 million reflects non-cash accounting measures.

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
$2,383

7. Net Income (Loss) Per Share Applicable to Common Stockholders

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

11. Subsequent Events

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

Restatement of Financial Statements

We have restated:

•	our Condensed Consolidated Balance Sheets as of December 31, 2009 and June 30, 2010 by increasing amounts reported in additional paid-in capital and accumulated deficit;
•
our Condensed Consolidated Statement of Operations for the six month period ended June 30, 2009 by increasing amounts reported in General and administrative expenses to reflect a change in valuation of certain equity issuances during the quarters ended March 31, September 30 and December 31, 2009 and increasing amounts reported in Loss from operations, Net loss and Net loss per share – basic and diluted.

As a result of these restatements, amounts recorded in our Consolidated Statement of Cash Flows for the period ended June 30, 2009 have also been corrected.  Our total Net Cash used in Operating Activities in the period remain unchanged.  The restatement also impacts the disclosures in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 4 - Controls and Procedures.

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

We have experienced recurring losses from operations and have a deficit accumulated during the development stage of $206.1 million at June 30, 2010 of which $99.7 million reflects cash expenditures and the remainder reflects non-cash charges. In addition, our independent registered public accounting firm has indicated in its report on our financial statements included in this Annual Report on Form 10-K that there is substantial doubt about our ability to continue as a going concern.

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

Total Other Income (Expense), Net. Other income (expense) increased from an expense of $0.4 million in the quarter ended June 30, 2009 to $5.6 million in the quarter ended June 30, 2010. The increase was mainly due to:

Loan Conversion Inducement expense. Under the terms of a conversion and extension agreement, SDS converted $948,000, representing principal and accrued interest on an unsecured 12% loan made in November 2008 into 5,300,000 shares of common stock during May 2010.  The value of the stock issued to SDS in excess of the carrying amount of the loan principal and accrued interest payable that was converted was $4,522,000.  This amount was charged to loan conversion inducement expense in the consolidated statements of operations during the quarters ended June 30, 2010.

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

General and Administrative Expense. General and administrative expense was $3.3 million for the six months ended June 30, 2010 compared to $2.2 million for the three months ended June 30, 2009. The increase was due to higher legal costs related to intellectual property and an increase in consulting costs.

Total Other Income (Expense), Net. Other income (expense) increased from an expense of $1.2 million in the quarter ended June 30, 2009 to $8.1 million in the quarter ended June 30, 2010. The increase was mainly due to:

Loan Conversion Inducement expense. Under the terms of a conversion and extension agreement, SDS converted $948,000, representing principal and accrued interest on an unsecured 12% loan made in November 2008 into 5,300,000 shares of common stock during May 2010.  The value of the stock issued to SDS in excess of the carrying amount of the loan principal and accrued interest payable that was converted was $4,522,000.  This amount was charged to loan conversion inducement expense in the consolidated statements of operations during the quarters ended June 30, 2010.

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

Subsequently, we became aware of an additional material weakness in our internal control over financial reporting; namely that  our policies in relation to valuation of common stock  issued as compensation for consulting services were not in compliance with accounting guidance.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented on a timely basis.  This material weakness resulted in the amendment to our Quarterly Reports on Form 10-Q for the three month periods ended March 31, June 30 and September 30, 2009, and Form 10-Q/A for March 31, 2010 and our Annual Report on Form 10-K/A for the year ended December 31, 2009 in order to restate the financial statements for the three month periods ended March 31, September 30 and December 31, 2009.  As a result of this material weakness, our management did not revise its earlier conclusion and continues to conclude that our disclosure controls and procedure were not effective as of June 30, 2010.

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