Form 10-Q/A
period 2010-09-30
NORTHWEST BIOTHERAPEUTICS INC
filed 2011-04-13
CIK 1072379

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

NORTHWEST BIOTHERAPEUTICS, INC.

TABLE OF CONTENTS

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 2009 and September 30, 2010 (unaudited)	4

Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2009 and 2010 and the period from March 18, 1996 (inception) to September 30, 2010	5

Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2009 and 2010 and the period from March 18, 1996 (inception) to September 30, 2010	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	26

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3. Defaults Upon Senior Securities	29

Item 4. (Removed and Reserved)	29

Item 5. Other Information	29

Item 6. Exhibits	30

SIGNATURES	31

INDEX TO EXHIBITS	32

Explanatory Note

Northwest Biotherapeutics, Inc. (the “Company”) is filing this amendment on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010, filed with the Securities and Exchange Commission (the “Commission”) on March 2, 2011(the date of the most recent filing - Amendment No. 2).  This Amendment is filed in order to re-file the entire Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2010 in light of comments from the staff of the Commission in connection with its review of our Annual Report on Form 10-K for the year ended December 31, 2009 and Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010. In addition management detected an error in the reporting of notes payable, convertible notes payable and related embedded features.

We have restated:

•
our Condensed Consolidated Balance Sheet as of December 31, 2009 by increasing amounts reported in additional paid-in capital and accumulated deficit. The Condensed Consolidated Balance Sheet as of September 30, 2010 was restated to include a reclassification between notes payable and convertible notes payable, an increase in debt discount and embedded derivative liability.

•
our Condensed Consolidated Statement of Operations for the three and nine month periods ended September 30, 2009 by increasing amounts reported in General and administrative expenses to reflect a change in valuation of certain equity issuances during the quarters ended March 31, September 30 and December 31, 2009.  The Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2010, includes adjustments to interest expense.  Also, the amounts reported in Loss from operations, Net loss and net loss per share – basic and diluted, for all periods have been adjusted.

As a result of these restatements, amounts recorded in our Consolidated Statement of Cash Flows for the period ended September 30, 2009 and 2010 have also been corrected.  Our total Net Cash used in Operating Activities in the period remain unchanged.  The restatement also impacts the disclosures in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 4 - Controls and Procedures.  This restatement also impacts note 4, 6, and 7.

The restatement relates to three items:

(1)
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

(2)
On July 14, 2010 the Company entered into a loan agreements in the amount of $1,750,000 with three private unaffiliated investors.  Subsequent to the filing of the quarterly report on form 10-Q for the quarter ended September 30, 2010 the Company’s management was informed that a representative of the Company had  negotiated and secured another note which effectively replaced the notes from these investors with a note from another unaffiliated investor (“Replacement Note”) on significantly different terms.

(3)
Subsequent  to filing the quarterly report on Form 10-Q for the quarter ended September 30, 2010 the Company’s management was informed that a representative of the Company had negotiated and secured another note which effectively replaced a portion of the note executed on July 14, 2010 described above. On September 28, 2010 the Company entered into unsecured 6% Loan Agreements and Promissory Notes (the “September Notes”) with private lenders in the amount of $350,000 and used the proceeds to partially repay the Replacement Notes. The notes had a term of 60 (sixty) days and were convertible into shares of the Company’s common stock at $0.75 per share. The intrinsic value of the convertible notes resulted in a beneficial conversion feature amounting to $161,000 which was recorded as a debt discount to be amortized over the term of the notes. The September Notes also carried 100% warrant coverage with an exercise price of $0.83 per share. The warrants also featured price protection in that if the Company issues stock or warrants at a price lower than the $0.83 per share during the 1-year period following the effective date of these notes, the price of the September Note warrants will be reset to such lower price (other than on issuances, if any, pursuant to arrangements entered into reported prior to the effective date).  In the event that lower priced stock or warrants are issued during the protected period all the September warrants will be repriced but no additional warrants will be due.  The Company determined that the warrants should be accounted for as an embedded derivative. The derivate was valued at $189,000 and accounted for as an embedded derivative liability with the offsetting charge recorded as a debt discount.

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

Part I — Financial Information

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

Condensed Consolidated Balance Sheets
(in thousands)

	December 31, 2009	September 30, 2010
		(Unaudited)
	(Restated)	(Restated)
Assets

Current assets:
Cash	$65	$80
Prepaid expenses and other current assets	36	151
Total current assets	101	231

Property and equipment:
Laboratory equipment	29	29
Office furniture and other equipment	82	123
	111	152
Less accumulated depreciation and amortization	(111)	(113)
Property and equipment, net	-	39
Deposit and other non-current assets	2	16
Total assets	$103	$286

Liabilities And Stockholders’ Equity (Deficit)

Current liabilities:
Accounts payable	$3,249	$3,083
Accounts payable, related party	6,328	6,575
Accrued expenses	1,874	2,416
Accrued expenses, related party	1,329	1,023
Notes payable	2,650	1,650
Note payable to related parties	4,000	4,000
Convertible notes payable, net	-	2,454
Embedded derivative liability	-	189
Total current liabilities	19,430	21,390

Long term liabilities:
Convertible notes payable, net	1,061	961
Convertible notes payable to related party, net	298	785
Total long term liabilities	1,359	1,746
Total liabilities	20,789	22,947

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized and none issued and outstanding Common stock, $0.001 par value; 150,000,000 shares authorized at December 31, 2009 and September 30, 2010 58,877,087 and 71,476,700 shares issued and outstanding at December 31, 2009 and September 30, 2010, respectively	58	72
Additional paid-in capital	170,885	188,729
Deficit accumulated during the development stage	(191,580)	(211,533)
Cumulative translation adjustment	(49)	(118)
Total stockholders’ equity (deficit)	(20,686)	(22,850)
Total liabilities and stockholders’ equity (deficit)	$103	$286

See accompanying notes to condensed consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended		Period from March 18, 1996 (Inception) to
	September 30,		September 30,		September
	2009	2010	2009	2010	30, 2010
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Revenues:
Research material sales	$10	$10	$10	$10	$570
Contract research and development from related parties	-	-	-	-	1,128
Research grants and other	-	-	-	-	1,061
Total revenues	10	10	10	10	2,759
Operating cost and expenses:
Cost of research material sales	-	-	-	-	382
Research and development	2,465	1,606	7,437	4,791	71,704
General and administration	3,952	1,412	6,115	4,680	61,206
Depreciation and amortization	-	2	-	2	2,353
Loss on facility sublease	-	-	-	-	895
Asset impairment loss and other (gain) loss	-	-	389	-	2,445
Total operating costs and expenses	6,417	3,020	13,941	9,473	138,895
Loss from operations	(6,407)	(3,010)	(13,931)	(9,463)	(136,226)
Other income (expense):
Warrant valuation	-	-	-	-	6,759
Loan conversion inducement	(5,617)	-	(5,617)	(4,522)	(10,139)
Gain on sale of intellectual property and property and equipment	-	-	-	-	3,664
Interest expense	(1,813)	(2,371)	(3,004)	(5,968)	(32,000)
Interest income and other	-	-	-	-	1,218
Net loss	(13,837)	(5,381)	(22,552)	(19,953)	(166,724)
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	-	-	-	-	(12,349)
Modification of Series A preferred stock warrants	-	-	-	-	(2,306)
Modification of Series A-1 preferred stock warrants	-	-	-	-	(16,393)
Series A preferred stock dividends	-	-	-	-	(334)
Series A-1 preferred stock dividends	-	-	-	-	(917)
Warrants issued on Series A and Series A-1 preferred stock dividends	-	-	-	-	(4,664)
Accretion of Series A preferred stock mandatory redemption obligation	-	-	-	-	(1,872)
Series A preferred stock redemption fee	-	-	-	-	(1,700)
Beneficial conversion feature of Series D preferred stock	-	-	-	-	(4,274)
Net loss applicable to common stockholders	$(13,837)	$(5,381)	$(22,552)	$(19,953)	$(211,533)
Net loss per share applicable to common stockholders — basic and diluted	$(0.31)	$(0.08)	$(0.51)	$(0.31)
Weighted average shares used in computing basic and diluted net loss per share	45,276	70,413	44,583	65,361

See accompanying notes to condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Nine Months Ended September 30,		Period from March 18, 1996 (Inception) to September 30,
	2009	2010	2010
	(Restated)	(Restated)	(Restated)
Cash Flows from Operating Activities:
Net Loss	$(22,552)	$(19,953)	$(166,724)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	-	2	2,353
Amortization of deferred financing costs	-	-	320
Amortization debt discount	819	2,853	22,554
Accrued interest converted to stock	-	1,047	1,307
Accreted interest on convertible promissory note	-	-	1,484
Stock-based compensation costs	1,815	1,512	10,922
Stock and warrants issued for services and other expenses	4,310	3,593	8,369
Loan conversion inducement	5,617	4,522	10,139
Warrant valuation	-	-	(6,759)
Asset impairment loss and loss (gain) on sale of properties	389	-	(936)
Loss on facility sublease	-	-	895
Increase (decrease) in cash resulting from changes in assets and liabilities:
Prepaid expenses and other current assets	956	(129)	559
Accounts payable and accrued expenses	444	380	5,425
Related party accounts payable and accrued expenses	4,222	(59)	7,598
Accrued loss on sublease	-	-	(265)
Deferred rent	-	-	410
Net Cash used in Operating Activities	(3,980)	(6,232)	(102,349)
Cash Flows from Investing Activities:
Purchase of property and equipment, net	(2)	(41)	(5,044)
Proceeds from sale of property and equipment	-	-	258
Proceeds from sale of intellectual property	-	-	1,816
Proceeds from sale of marketable securities	-	-	2,000
Refund of security deposit	-	-	(3)
Transfer of restricted cash	-	-	(1,035)
Net Cash used in Investing Activities	(2)	(41)	(2,008)
Cash Flows from Financing Activities:
Proceeds from issuance of note payable	-	-	4,710
Proceeds from issuance of convertible notes payable to related parties	1,340	2,667	3,967
Proceeds from issuance of note payable to related parties	1,375	-	11,250
Repayment of note payable to related party	-	-	(6,700)
Proceeds from issuance of convertible promissory note and warrants, net of issuance costs	-	-	13,099
Repayment of convertible promissory note	-	-	(119)
Borrowing under line of credit, Northwest Hospital	-	-	2,834
Repayment of line of credit, Northwest Hospital	-	-	(2,834)
Payment on capital lease obligations	-	-	(323)
Payments on note payable	-	-	(420)
Proceeds from issuance preferred stock, net	-	-	28,708
Proceeds from exercise of stock options and warrants	-	-	228
Proceeds from issuance common stock, net	1,394	3,690	53,426
Payment of preferred stock dividends	-	-	(1,251)
Series A preferred stock redemption fee	-	-	(1,700)
Deferred financing costs	-	-	(320)
Net Cash provided by Financing Activities	4,109	6,357	104,555
Effect of exchange rates on cash	(28)	(69)	(118)
Net increase in cash	99	15	80
Cash at beginning of period	16	65	-
Cash at end of period	$115	$80	$80

Supplemental disclosure of cash flow information — Cash paid during the period for interest	$-	$-	$1,879
Supplemental schedule of non-cash financing activities:
Equipment acquired through capital leases	$-	$-	$285
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	-	-	12,349
Issuance of common stock in connection conversion of notes payable and accrued interest notes	1,500	1,004	2,504
Modification of Series A preferred stock warrants	-	-	2,306
Modification of Series A-1 preferred stock warrants	-	-	16,393
Warrants issued on Series A and Series A-1 preferred stock dividends	-	-	4,664
Common stock warrant liability	-	-	11,841
Accretion of mandatorily redeemable Series A preferred stock redemption obligation	-	-	1,872
Debt discount on promissory notes	2,028	2,490	13,327
Conversion of convertible promissory notes and accrued interest to Series D preferred stock	-	-	5,324
Conversion of convertible promissory notes and accrued interest to Series A-1 preferred stock	-	-	7,707
Conversion of convertible promissory notes and accrued interest to common stock	-	-	269
Issuance of Series C preferred stock warrants in connection with lease agreement	-	-	43
Issuance of common stock for license rights	-	-	4
Liability for and issuance of common stock and warrants to Medarex	-	-	840
Issuance of common stock to landlord	-	-	35
Deferred compensation on issuance of stock options and restricted stock grants	-	-	759
Cancellation of options and restricted stock	-	-	849
Financing of prepaid insurance through note payable	-	-	491
Stock subscription receivable	-	-	480

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

2. Restatement of Financial Statements

We have restated:

•
our Condensed Consolidated Balance Sheet as of December 31, 2009 by increasing amounts reported in additional paid-in capital and accumulated deficit. The Condensed Consolidated Balance Sheet as of September 30, 2010 was restated to include a reclassification between notes payable and convertible notes payable, an increase in debt discount and embedded derivative liability.

•
our Condensed Consolidated Statement of Operations for the three and nine month periods ended September 30, 2009 by increasing amounts reported in General and administrative expenses to reflect a change in valuation of certain equity issuances during the quarters ended March 31, September 30 and December 31, 2009.  The Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2010, includes adjustments to interest expense.  Also, the amounts reported in Loss from operations, Net loss and net loss per share – basic and diluted, for all periods have been adjusted.

As a result of these restatements, amounts recorded in our Consolidated Statement of Cash Flows for the period ended September 30, 2009 and 2010 have also been corrected.  Our total Net Cash used in Operating Activities in the period remain unchanged.  The restatement also impacts the disclosures in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 4 - Controls and Procedures.  This restatement also impacts note 4, 6, 7 and 11.

The restatement relates to three items:

(1)
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

(2)
On July 14, 2010 the Company entered into a loan agreements in the amount of $1,750,000 with three private unaffiliated investors.  Subsequent to the filing of the quarterly report on form 10-Q for the quarter ended September 30, 2010 the Company’s management was informed that a representative of the Company had  negotiated and secured another note which effectively replaced the notes from these investors with a note from another unaffiliated investor (“Replacement Note”) on significantly different terms.

(3)
Subsequent  to filing the quarterly report on Form 10-Q for the quarter ended September 30, 2010 the Company’s management was informed that a representative of the Company had negotiated and secured another note which effectively replaced a portion of the note executed on July 14, 2010 described above. On September 28, 2010 the Company entered into unsecured 6% Loan Agreements and Promissory Notes (the “September Notes”) with private lenders in the amount of $350,000 and used the proceeds to partially repay the Replacement Notes. The notes had a term of 60 (sixty) days and were convertible into shares of the Company’s common stock at $0.75 per share. The intrinsic value of the convertible notes resulted in a beneficial conversion feature amounting to $161,000 which was recorded as a debt discount to be amortized over the term of the notes. The September Notes also carried 100% warrant coverage with an exercise price of $0.83 per share. The warrants also featured price protection in that if the Company issues stock or warrants at a price lower than the $0.83 per share during the 1-year period following the effective date of these notes, the price of the September Note warrants will be reset to such lower price (other than on issuances, if any, pursuant to arrangements entered into reported prior to the effective date).  In the event that lower priced stock or warrants are issued during the protected period all the September warrants will be re-priced but no additional warrants will be due.  The Company determined that the warrants should be accounted for as an embedded derivative. The derivative was valued at $189,000 and accounted for as an embedded derivative liability with the offsetting charge recorded as a debt discount.

The following table summarizes the effects of the restatement adjustments on our previously issued Condensed Consolidated Balance Sheets for the periods ended December 31, 2009 and September 30, 2010:

	As of December 31, 2009			As of September 30, 2010

	As Previously			As Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated
Convertible notes, net	$-	$-	$-	$1,054	$1,400	$2,454
Embedded derivative liability	-	-	-	-	189	189
Notes payable, net	-	-	-	1,676	(1,676)	-
Additional paid-in capital	169,202	1,683	170,885	185,220	3,509	188,729
Deficit accumulated during the development stage	(189,897)	(1,683)	(191,580)	(208,111)	(3,422)	(211,533)

The following table summarizes the effects of the restatement adjustments on our previously issued Condensed Statements of Operations for the period ended September 30:

	Three months ended September 30, 2009			Nine months ended September 30, 2009

	As Previously			As Previously
	Reported	Adjustments	As Restated	Reported	Adjustments	As Restated
General and administrative	$2,356	$1,596	$3,952	$4,475	$1,640	$6,115
Loss from operations	(4,811)	(1,596)	(6,407)	(12,291)	(1,640)	(13,931)
Net loss	(12,241)	(1,596)	(13,837)	(20,912)	(1,640)	(22,552)
Net loss applicable to common stockholders	(12,241)	(1,596)	(13,837)	(20,912)	(1,640)	(22,552)
Net loss per share applicable to common stockholders - basic and diluted	(0.27)	(0.04)	(0.31)	(0.47)	(0.04)	(0.51)

	Three months ended September 30, 2010			Nine months ended September 30, 2010			Inception to September 30, 2010
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
General and administrative	$-	$-	$-	$-	$-	$-	$59,523	$1,683	$61,206
Loss from operations	-	-	-	-	-	-	(134,543)	(1,683)	(136,226)
Interest expense	(632)	(1,739)	(2,371)	(4,229)	(1,739)	(5,968)	(30,261)	(1,739)	(32,000)
Net loss	(3,642)	(1,739)	(5,381)	(18,214)	(1,739)	(19,953)	(163,302)	(3,422)	(166,724)
Net loss applicable to common stockholders	(3,642)	(1,739)	(5,381)	(18,214)	(1,739)	(19,953)	(208,111)	(3,422)	(211,533)
Net loss per share applicable to common stockholders - basic and diluted	(0.05)	(0.03)	(0.08)	(0.28)	(0.03)	(0.31)

The following table summarizes the effects of the restatement adjustments on our previously issued Condensed Consolidated Statements of Cash Flows for the periods ended September 30:

	Nine months ended September 30, 2009			Nine months ended September 30, 2010			Inception to September 30, 2010

	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net loss	$(20,912)	$(1,640)	$(22,552)	$(18,214)	$(1,739)	$(19,953)	$(163,302)	$(3,422)	$(166,724)
Amortization of debt discount	-	-	-	1,114	1,739	2,853	20,815	1,739	22,554
Stock-based compensation costs	1,909	(94)	1,815	-	-	-	11,016	(94)	10,922
Stock and warrants issued for services and other expenses	2,576	1,734	4,310	-	-	-	6,592	1,777	8,369
Debt discount on promissory notes	-	-	-	664	1,826	2,490	11,501	1,826	13,327

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

4. Fair Value Measurements

Effective January 1, 2008 the Company adopted the new accounting guidance relating to fair value measurements as required by accounting guidance for financial instruments measured at fair value on a recurring basis and effective on January 1, 2009 on a non-recurring basis.  The new accounting guidance defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  U.S.GAAP establishes a three tier fair value hierarchy which prioritizes the inputs used in measuring fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Also effective January 1, 2009, the Company adopted new accounting guidance for determining whether a financial instrument is indexed to its own stock.  The adoption of the new accounting guidance can affect accounting for equity or debt instruments with down round-round provisions that protect holders from a decline in the stock price.  For example, equity or debt instruments with such provisions will no longer be recorded in equity.  Down round provisions reduce the exercise price of equity or debt instruments if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. The Company evaluated whether any warrants or other agreements to acquire shares of the Company’s common stock contain down- round provisions based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. Accordingly and as discussed in Note 7, the Company determined that the down-round provisions associated with the September Note warrants contained such provisions.  As a result the Company concluded that the down-round provisions associated with the September Note warrants were not indexed to the Company’s stock and are therefore recorded as derivative liabilities.

The Company recognizes the derivative liabilities at their respective fair values at inception and on each reporting date. The Company measures fair values using a modified Black Scholes method.  The derivative liabilities associated with the September Note warrants were initially recorded in the consolidated balance sheet upon issuance as of September 28, 2010 at a relative fair value of $189,000.  This initial fair value was recorded in the consolidated statement of operations as a debit to debt discount at September 30, 2010.

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured using fair significant unobservable inputs (Level 3).  There were no assets as of or during the nine months ended September 30, 2010 and no assets or liabilities as of or during the year ended December 31, 2009 measured using level 3 inputs.

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Balance, January 1, 2010	$-
Fair value upon issuance, Down-round protection on September Note warrants	189,000
Net change in fair value of derivative liabilities	-
Balance at September 30, 2010	$189,000

5. Stock-Based Compensation

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

Stock-based compensation expense was as follows for the three and nine months ended September 30 (in thousands):

	Three months ended September 30		Nine Months ended September 30
	2009	2010	2009	2010
Research and development	$139	$163	$139	$525
General and administrative	1,112	329	1,676	987
Total stock-based compensation	$1,251	$492	$1,815	$1,512

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

6. Liquidity

The Company has experienced recurring losses from operations, and, as of September 30, 2010, had a working capital deficit of $19.6 million and a deficit accumulated during the development stage of $211.5 million. Of this $211.5 million deficit, $102.3 million (about half) reflects cash used in operations, and the remaining $109.2 million reflects non-cash accounting measures.

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

On July 14, 2010, the Company entered into unsecured 6% Loan Agreements and Convertible Promissory Notes with private lenders. Under these Notes, the Private Lenders have provided bridge funding (“Bridge Funding”) to the Company in the amount of $1,750,000. The Notes had a term of 60 days and were convertible into shares of Company’s stock at $0.75 per share.

On September 28, 2010 the Company entered into unsecured 6% Loan Agreements and Promissory Notes (the “September Notes”) with private lenders in the amount of $350,000 and the note holders paid the $350,000 directly to the Bridge Funding Noteholders.

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

7.	Notes Payable

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

On July 14, 2010, the Company entered into unsecured 6% Loan Agreements and Convertible Promissory Notes with private lenders. Under these Notes, the Private Lenders have provided bridge funding (“Bridge Funding”) to the Company in the amount of $1,750,000.   The Bridge Funding carried an interest rate of 6% with a term of 60 days maturing on September 14, 2010 and was convertible at the discretion of the lender at a conversion price of at $0.75 per share.  The intrinsic value of the convertible notes resulted in a beneficial conversion feature amounting to $844,667 which was recorded as a debt discount which was expensed during the quarter. The Replacement Notes carried 100% warrant coverage at $0.835 per share. The $1,750,000 proceeds from the issuance of the Replacement Notes and warrants were allocated on a relative fair value basis.  The relative fair value of the promissory notes was estimated to be $844,667.  The relative fair value of the warrants was estimated to be $905,333, which was expensed during the quarter.  On the maturity date, September 14, 2010, the term of the Bridge Funding was extended to October 1, 2010. On September 28, 2010 $350,000 of the principal was repaid with the issuance of the September Notes.

On September 28, 2010 the Company entered into unsecured 6% Loan Agreements and Promissory Notes (the “September Notes”) with private lenders in the amount of $350,000 and the noteholders paid the $350,000 directly to the Bridge Funding noteholders.. The notes had a term of 60 days and were convertible into shares of the Company’s common stock at $0.75 per share. The intrinsic value of the convertible notes resulted in a beneficial conversion feature amounting to $161,000 which was recorded as a debt discount to be amortized over the term of the notes. The September Notes also carried 100% warrant coverage with an exercise price of $0.83 per share. The warrants also featured price protection in that if the Company issues stock or warrants at a price lower than the $0.83 per share during the 1-year period following the effective date of these notes, the price of the September Notes warrants will be reset to such lower price (other than on issuances, if any, pursuant to arrangements entered into reported prior to the effective date).  In the event that lower priced stock or warrants are issued during the protected period all the September warrants will be re-priced but no additional warrants will be due. The Company determined that the warrants should be accounted for as an embedded derivative. The Company determined that the warrants should be accounted for as an embedded derivative. The derivate was valued at $189,000 using a modified Black Scholes method and accounted for as an embedded derivative liability with the offsetting charge booked as a debit to debt discount at September 30, 2010.

 Notes payable to related parties consist of the following at December 31, 2009 and September 30, 2010 (in thousands):

	December 31, 2009	September 30, 2010
12% note payable to Al Rajhi, due December 31, 2010	$4,000	$4,000
6% unsecured convertible note payable to Toucan Partners, due July, 2011 and November 2011, (net of discount of $1,002 and $515 in 2009 and 2010, respectively)	298	785
	4,298	4,785
Less current portion	(4,000)	(4,000)
Long-term notes payable to related parties (net)	$298	$785

Notes payable consist of the following at December 31, 2009 and September 30, 2010 (in thousands):

	December 31, 2009	September 30, 2010
12% unsecured note payable to SDS	$1,000	$1,000
12% unsecured notes payable to SDS and Private Investors	1,650	650
6% unsecured convertible notes payable to Private Lenders, due in August and September 2011, (net of discount of $485 and $268 in 2009 and 2010, respectively)	95	312
6% unsecured convertible notes payable to Private Lenders, due March 25, 2011, (net of discount of $46 and $18 in 2009 and 2010, respectively)	604	632
6% unsecured convertible note payable to Private Lender, due March 25, 2011	110	110
6% unsecured convertible notes payable to Private Lenders, due October, 2011, (net of discount of $194 and $114 in 2009 and 2010, respectively)	21	101
6% unsecured convertible notes payable to Private Lenders, due October and December 2011, (net of discount of $274 and $168 in 2009 and 2010, respectively)	231	337
6% unsecured convertible notes payable to Private Lenders, due between January and March 2012, (net of discount of $394 in 2010)	-	481
6% unsecured notes payable to Private Lenders, due September 14, 2010 (in default),	-	1,400
6% unsecured convertible notes payable, due November 28, 2010 (net of discount of $350 in 2010)	-	-
6% unsecured convertible note payable, due March 18, 2012	-	42
	3,711	5,065
Less current portion	(2,650)	(4,104)
Long-term notes payable (net)	$1,061	$961

The current portion of notes payable at September 30, 2010, is reported in the accompanying consolidated balance sheet as follows (in thousands):

Notes payable	$1,650
Convertible notes payable, net	2,454
$4,104

8. Net Income (Loss) Per Share Applicable to Common Stockholders

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

9. Related Party Transactions

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

10. Contingencies and Commitments

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

11.  Stockholders’ Equity (Deficit)

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

In connection with the notes payable amounting to $1,750,000 originating on July 14, 2010, the Company issued warrants to purchase 2,333,333 shares at an exercise price of $0.75 per share with a term of five years, The fair value of the warrant was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 1.76%, volatility of 183%, and a contractual life of five years. The $1,750,000 proceeds from the issuance of the note and warrants were allocated on a relative fair value basis. The relative fair value of the note was estimated to be $844,667 for the note and $905,533 for the warrants.

In connection with the notes payable amounting to $350,000 originating on September 28, 2010, the Company issued warrants to purchase 421,687 shares at an exercise price of $0.83 per share with a term of five years.  The Company determined that the warrants should be accounted for as an embedded derivative. The derivate was valued at $189,000 using a modified Black Scholes method and accounted for as an embedded derivative liability with the offsetting charge booked as a debit to debt discount at September 30, 2010.

12. Subsequent Events

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

The restatement relates to three items:

(1)
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

(2)
On July 14, 2010 the Company entered into a loan agreements in the amount of $1,750,000 with three private unaffiliated investors.  Subsequent to the filing of the quarterly report on form 10-Q for the quarter ended September 30, 2010 the Company’s management was informed that a representative of the Company had  negotiated and secured another note which effectively replaced the notes from these investors with a note from another unaffiliated investor (“Replacement Note”) on significantly different terms.

(3)
Subsequent  to filing the quarterly report on Form 10-Q for the quarter ended September 30, 2010 the Company’s management was informed that a representative of the Company had negotiated and secured another note which effectively replaced a portion of the note executed on July 14, 2010 described above. On September 28, 2010 the Company entered into unsecured 6% Loan Agreements and Promissory Notes (the “September Notes”) with private lenders in the amount of $350,000 and used the proceeds to partially repay the Replacement Notes. The notes had a term of 60 (sixty) days and were convertible into shares of the Company’s common stock at $0.75 per share. The intrinsic value of the convertible notes resulted in a beneficial conversion feature amounting to $161,000 which was recorded as a debt discount to be amortized over the term of the notes. The September Notes also carried 100% warrant coverage with an exercise price of $0.83 per share. The warrants also featured price protection in that if the Company issues stock or warrants at a price lower than the $0.83 per share during the 1-year period following the effective date of these notes, the price of the September Note warrants will be reset to such lower price (other than on issuances, if any, pursuant to arrangements entered into reported prior to the effective date).  In the event that lower priced stock or warrants are issued during the protected period all the September warrants will be re-priced but no additional warrants will be due.  The Company determined that the warrants should be accounted for as an embedded derivative. The derivate was valued at $189,000 and accounted for as an embedded derivative liability with the offsetting charge recorded as a debt discount.

The restatement relates to common stock issued for consulting services related to financing activities.  Based on our initial review of the relevant accounting guidance, we determined the fair value for the stock issued for these services using the price of the stock issued to arms length, non-affiliated sophisticated investors in financing transactions concluded during the term of the consulting agreements.  Following discussion with the Securities & Exchange Commission (the “Commission”) and reviewing the literature cited by the Commission we have determined that the fair value of the stock issued for these consulting services should be the closing price of the stock on the date the stock was issued.  This restatement records the change in valuation. In addition, management detected an error in the reporting of notes payable, convertible notes payable and related embedded features.

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

We have experienced recurring losses from operations and have a deficit accumulated during the development stage of $211.5 million at September 30, 2010 of which $102.3 million reflects cash expenditures and the remainder reflects non-cash charges. In addition, our independent registered public accounting firm has indicated in its report on our financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 that there is substantial doubt about our ability to continue as a going concern.

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

Three Months Ended September 30, 2010 and 2009

We recognized a net loss of $5.4 million for the three months ended September 30, 2010 compared to a net loss of $13.8 million for the three months ended September 30, 2009. The decrease in net loss was primarily attributable to non recurrence in 2010 of the loan conversion inducement costs related to the conversion of the Toucan Partners lower consulting services associated with fund raising activities and other investor loans and reduced operating costs in the period ended September 30, 2010.

Loss from Operations.  The loss from operations decreased from $6.4 million for the three months ended September 30, 2009 to $3.0 million for the three months ended September 30, 2010. The decrease was due to reduced research and development staffing and contract manufacturing costs and lower general and administrative costs.

Research and Development Expense. Research and development expense decreased from $2.5 million for the three months ended September 30, 2009 to $1.6 million for the three months ended September 30, 2010. This decrease was primarily due to reduced staffing and lower contract manufacturing costs in 2010.

General and Administrative Expense. General and administrative expense was $1.4 million for the three months ended September 30, 2010 compared to $4.0 million for the three months ended September 30, 2009.  The decrease was due to lower staffing and consulting costs.

Total Other Income (Expense), Net. Other income (expense) decreased from an expense of $7.4 million in the quarter ended September 30, 2009 to $2.4 million in the quarter ended September 30, 2010. The increase was mainly due to:

•
Non recurrence of costs of $5.6 million incurred in connection with conversion of certain related party loans payable into equity.  In September 2009, Toucan Partners agreed to convert $1,156,718, representing principal and accrued interest (including a default penalty of 0.25% per month) outstanding on the $1.0 million loan made to the Company on August 19, 2008, and $552,738, representing principal and accrued interest (including a default penalty of 0.25% per month) outstanding on a loan made to the Company on December 22, 2008, into 8,547,280 shares of the Company’s common stock.  Additionally in connection with the conversions the Company issued Toucan Partners warrants to purchase 842,375 shares at an exercise price of $0.20 per share and warrants to purchase 513,841 shares at an exercise price of $0.41 per share. The value of the stock issued to Toucan Partners in excess of the carrying amount of the loans and accrued interest payable amounted to, $4,701,004, and together with the fair value of the warrants, of $916,716, was charged to loan conversion inducement expense in the accompanying consolidated statements of operations during the quarter ended September 30, 2009.

Interest (Expense). Interest expense increased from $1.8 million for the three months ended September 30, 2009 to $2.4 million for the three months ended September 30, 2010. Interest expense includes interest payable on notes payable, debt discount amortization and other financing costs. Interest expense for the three month periods ended September 30, 2009 and September 30, 2010 was $0.3 million and $0.3 million, respectively, and debt discount amortization and other costs for the three month periods ended September 30, 2009 and September 30, 2010 was $1.5 million and $2.1 million respectively.  The decrease in debt discount amortization and other costs was primarily due to conversion of a number of loans into equity during 2010.

Nine Months Ended September 30, 2010 and 2009

We recognized a net loss of $20.0 million for the nine months ended September 30, 2010 compared to a net loss of $22.6 million for the nine months ended September 30, 2009. The decrease in net loss was primarily attributable to lower operating costs and interest costs, including debt discount amortization, consulting services associated with fund raising activities and other financing costs, during the nine month period ended September 30, 2010.

Loss from Operations. The loss from operations decreased from $13.9 million for the nine months ended September 30, 2009 to $9.5 million for the nine months ended September 30, 2010. The decrease was due to reduced research and development staffing and contract manufacturing costs.

Research and Development Expense. Research and development expense decreased from $7.4 million for the nine months ended September 30, 2009 to $4.8 million for the nine months ended September 30, 2010. This decrease was primarily due to reduced staffing and lower contract manufacturing costs in 2010.

General and Administrative Expense. General and administrative expense was $4.7 million for the nine months ended September 30, 2010 compared to $6.1 million for the three months ended September 30, 2009. The decrease was due to reduced consulting services associated with fund raising activities  offset by higher legal costs related to intellectual property.

Total Other Income (Expense), Net. Other income (expense) increased from an expense of $8.6 million in the nine month period ended September 30, 2009 to $10.5 million in the nine month period ended ended September 30, 2010. The increase was mainly due to:

Loan Conversion Inducement expense. Loan inducement expense decreased by $1.1 million. In September 2009, Toucan Partners agreed to convert $1,156,718, representing principal and accrued interest (including a default penalty of 0.25% per month) outstanding on the $1.0 million loan made to the Company on August 19, 2008, and $552,738, representing principal and accrued interest (including a default penalty of 0.25% per month) outstanding on a loan made to the Company on December 22, 2008.  This total of $1,709,456 was converted into 8,547,280 shares of the Company’s common stock.  Additionally in connection with the conversions the Company issued Toucan Partners warrants to purchase 842,375 shares at an exercise price of $0.20 per share and warrants to purchase 513,841 shares at an exercise price of $0.41 per share. The terms relating to the Toucan Partners conversions were based upon and conformed to the terms upon which non-affiliated sophisticated investors made investments in the Company in the same periods.  The value of the stock issued to Toucan Partners in excess of the carrying amount of the loans and accrued interest payable amounted to $4,701,004, and together with the fair value of the warrants, of $916,716, was charged to loan conversion inducement expense in the accompanying consolidated statements of operations during the quarter ended September 30, 2009.

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

  Interest (Expense). Interest expense increased from $3.0 million for the nine months ended September 30, 2009 to $6.0 million for the three months ended September 30, 2010. Interest expense includes interest payable on notes payable, debt discount amortization and other financing costs. Interest expense for the nine month period ended September 30, 2009 and September 30, 2010 was $0.8 million and $0.8 million, respectively, and debt discount amortization and other costs for the nine months ended September 30, 2009 and September 30, 2010 was $2.2 million and $5.2 million, respectively. The increase in debt amortization and other costs for the nine month period ended September 30, 2010 was primarily due to an increase in the notes payable that were outstanding during the nine month period ended September 30, 2010.  In addition, interest expense includes $1.6 million of expense from the modification of warrant agreements during the 2010 period.

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

On July 14, 2010, the Company borrowed $1,750,000 under an unsecured 6% convertible Loan Agreement and Promissory Note with an unrelated non-affiliated lender. A portion of the unsecured 6% convertible loan agreement was paid directly by another noteholder.

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

Subsequently, we became aware of an additional material weakness in our internal control over financial reporting; namely that  our policies in relation to valuation of common stock  issued as compensation for consulting services were not in compliance with accounting guidance.  In addition management detected an error in the reporting of notes payable, convertible notes payable and related embedded features (which is also indicative of a material weakness). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented on a timely basis.  This material weakness resulted in the amendment to our Quarterly Reports on Form 10-Q/A for the three month periods ended March 31, June 30 and September 30, 2009, and March 31, and June 30, 2010 and our Annual Report on Form 10-K/A for the year ended December 31, 2009 in order to restate the financial statements for the three month periods ended March 31, September 30 and December 31, 2009.  As a result of this material weakness, our management did not revise its earlier conclusion and continues to conclude that our disclosure controls and procedure were not effective as of September 30, 2010.

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