Form 10-K
period 2010-12-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2011-04-21
CIK 1072379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31,  2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to          .

Commission file number 000-33393

NORTHWEST BIOTHERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3306718
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4800 Montgomery Lane, Suite 800	20814
Bethesda, MD	(Zip Code)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every interactive Data File required to be submitted and posted pursuant to rule 405 of regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐      No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the closing price on the consolidated transaction reporting system on June 30, 2010 was approximately $48.0  million.

As of March 31, 2011, the Registrant had an aggregate of 83,180,927 shares of common stock issued and outstanding.

Documents Incorporated by Reference: None

PART I

Forward-Looking Statements

The following description of our business, discussion and analysis of our financial condition and results of operations should be read in conjunction with the information included elsewhere in this Annual Report on Form 10-K. In addition to historical information, this report contains forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that might cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. The words “believes,” “expects,” “intends,” “anticipates,” “may,” “might,” “will,” “should,” “plans,” “could,” “target,” “projects,” “contemplates,” “estimates,” “predicts,” “potential,” “continue,” the negative of these terms and similar expressions are used to identify forward-looking statements, but their absence does not mean that such statement is not forward-looking. You are encouraged to carefully review the various disclosures made by us in this report and in the documents incorporated herein by reference, in our previous filings with the Securities and Exchange Commission (“SEC”), and those factors described under Item 1A. “Risk Factors”. These factors, among others, could cause results to differ materially from those presently anticipated by us. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance and you should not use our historical performance to anticipate results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Except as required by law, we undertake no obligation to publicly revise our forward-looking statements to reflect events or circumstances that arise after the filing of this Annual Report on Form 10-K or documents incorporated by reference herein that include forward-looking statements.

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

We have two basic technology platforms applicable to cancer therapeutics: dendritic cell-based cancer vaccines, which we call DCVax, and monoclonal antibodies for cancer therapeutics. DCVax is our registered trademark. Our DCVax dendritic cell-based cancer vaccine program is our main technology platform.

We completed an initial public offering of our common stock on the NASDAQ Stock market in December 2001 and an initial public offering of our common stock on the Alternative Investment Market (“AIM”) of the London Stock Exchange in June 2007.  The company voluntarily delisted from the AIM market in September 2009.

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

Dendritic cells, a component of white blood cells, are the master cells of the immune system responsible for mobilizing the overall immune response.  The dendritic cells stimulate cellular immune responses by processing and displaying disease-associated antigen fragments on their outer cell surface, where they are recognized by naive T-cells that have not yet been exposed to antigens. Upon exposure to these antigen fragments, naive T-cells become disease-specific Helper T-cells or Killer T-cells. Helper T-cells then help Killer T-cells to locate and potentially destroy the cells marked by the disease- associated antigen.

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

Our Approach

We have developed a proprietary personalized-dendritic cell vaccine, DCVax for stimulating and enhancing a patient’s natural cellular and humeral (i.e. antibody) immune response to cancer. Given appropriate funding for future development, we believe that DCVax may overcome certain limitations of current cancer therapies and offer cancer patients safe and effective treatment alternatives, alone or in combination with other therapies.

DCVax is a platform technology which we believe is applicable to most cancers. It combines a patient’s own dendritic cells either with a patient’s own cancer-related biomarkers (called antigens), or with off-the-shelf antigens, to induce immune responses against a patient’s cancer cells. The Company’s early-stage clinical trial data, and those of its collaborators, suggest that DCVax -Brain and DCVax -Prostate may have the ability to significantly delay disease progression and significantly prolong patient survival, while maintaining a superior quality of life when compared with current therapies.

The natural immune response starts with activation of a master immune cell type, the dendritic cell (DC). These cells direct all ensuing activities of all components of the immune response. When a virus, bacteria, or a cancer cell, encounters a DC, the DC consumes the virus, bacteria or cancer cell and reduces it into small pieces. In the process, the DC becomes activated and starts traveling to the lymph node. In the lymph node, the DC elicits a cascade of events that leads to an immune response. Importantly, the nature of the virus, bacteria or cancer cell and the nature of the DC activation dictate the type of immune response. Preparing the DC outside the body, as is done for DCVax products, is intended to allow the greatest degree of control and effectiveness, avoiding suppressive effects and obstacles generated by tumors in the patient’s body. The prepared or “educated” DCs then are re-injected back into the patient to begin the immune response in the natural fashion, leading to an enhanced response against the virus, bacteria or cancer cell.

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

Treatments that use only a single arm of the immune system may employ large amounts of T-cells, or a single (monoclonal) antibody. We believe that the DCVax products have a clear advantage compared to this approach in that they are designed to activate all aspects of the immune response, both cellular and antibody, thereby potentially providing a broader and longer lasting immune and clinical response. Our DCVax products consist of pure, activated DCs loaded with the immunogen as would naturally occur, and that are capable of migrating to lymph nodes. The intended result is a full immune response consisting of both a specific cellular T-cell response and a specific antibody response against the cancer-associated antigen consistent with our Phase I and Phase II clinical trial results for DCVax -Brain and DCVax -Prostate, respectively, and that is translated into a potential clinical benefit — in this case, a delay in disease recurrence and an extension of overall survival of the patient.

Cancer and the Immune System

Cancer cells produce many substances that shut down the immune response, as well as substances that suppress or block the DCs that are resident in the body. The optimal time for controlling cancer growth by activating the immune system is, therefore, at the time when tumor burden is low. Our DCVax products target patients with brain cancer following surgery, radiation and chemotherapy, and hormone independent prostate cancer patients with no detectable tumor. This approach is designed to allow induction of powerful immune responses to control progression of the disease. However, in clinical trials, delays in cancer progression and extension of survival have also been seen in late stage patients treated with DCVax -Brain and DCVax -Prostate.

The DCVax Process

The DCVax platform uses our proprietary process to efficiently produce and activate DCs outside a patient’s body. The clinical trials with DCVax-Brain and DCVax-Prostate suggest that these cells can generate an effective immune system response when administered therapeutically. Manufacture of a DCVax product takes approximately 30 days to complete for DCVax-Prostate and approximately 10 days for DCVax-Brain, and is characterized by the following sequence:

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

•	Harvest. These DCs are harvested and separated into standardized single-use DCVax administration vials, frozen and stored.

•
Quality Control.  DCVax product lot undergoes, according to current industry standards, rigorous quality control testing, including sterility testing for bacterial and mycoplasma contamination, and potency testing prior to shipment to the administration site for injection.

DCVax -Brain Manufacturing Steps:

DCVax — Characteristics

The DCVax platform combines our expertise in dendritic cell biology, immunology and antigen discovery with our proprietary process of activating DCs outside of a patient’s body to develop therapeutic products intended to stimulate beneficial immune responses to treat cancer in a cost-effective manner. DCVax has the following significant characteristics, the combination of which we believe makes it a highly attractive alternative to current therapies.

Activation of the Natural Immune System

Our DCVax product candidates are designed to elicit a natural immune response. Pre-clinical and clinical trials suggest that our DCVax product candidates can train a patient’s own Killer T-cells to locate and destroy specifically targeted cancer cells. These same clinical trials also suggest that DCVax -Prostate stimulates the body to produce antibodies and/or Killer T-cells that bind to cancer-associated antigens and potentially destroy cancer cells marked by these antigens. Moreover, the clinical trials show that this immune response may be effective in delaying time to disease progression in brain and prostate cancer, and both may prolong survival and improve the quality of life for brain and prostate cancer patients.

 Multiple Cancer Targets

We believe that our DCVax platform can be applied towards the treatment of a wide variety of cancers. The platform affords the flexibility to target many different forms of cancer through the pairing of DCs with cancer-associated antigens, fragments of cancer-associated antigens or deactivated whole cancer cells as well as possible direct intra-tumoral injection of partially mature dendritic cells.

Targeting of Serious Cancers with No Effective Treatments

DCVax-Prostate targets men with rising PSA levels while on hormone therapy, but before metastases develop. There is currently no effective treatment for this growing population of patients who invariably go on to develop complications from the spread of their cancer to the bone and, eventually, succumb to their disease. DCVax-Brain targets patients with GBM, a highly lethal form of brain cancer. In two Phase I trials carried out at UCLA from 1999 to the present day, patients treated with DCVax-Brain have survived more than twice as long without relapse compared to matched concurrent controls not receiving DCVax-Brain (under “matched concurrent controls” patients received standard of care treatment at the same time clinical trial patients were treated with standard of care treatment together with DCVax-Brain; these control patients have been matched for the major prognostic factors for GBM).

Low Incidence of Significant Adverse Side Effects or Toxicity

Our initial two DCVax-Brain Phase I trials and DCVax-Prostate Phase I/II clinical trial have shown no significant adverse side effects in over 250 administered injections. Some patients had moderate injection site reactions, and we observed some severe injection site reactions that we believe to be a result of immune activation. Patients treated with DCVax-Brain or DCVax-Prostate therefore might not need to take additional prescription drugs to manage undesirable side effects as is often the case with certain current cancer treatments. We minimize the potential for toxicity by using the patient’s own cells to create its DCVax product candidates. Additionally, because our DCVax products are designed to target the cancer- associated antigens in the patient, collateral damage to healthy cells is minimized.

Efficient and Cost-Effective Manufacturing

We have developed a second generation closed and automated device based on tangential flow filtration (“TFF-Cell Separation System”) for manufacturing DC from patient leukapheresis material. We have a contract with Cognate BioServices, Inc. (“Cognate”) for the manufacture of DCVax-Brain product for clinical use. This TFF-Cell Separation System is currently undergoing validation. See “— Manufacturing”.

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

 Our Clinical and Pre-clinical Development Programs

The following table summarizes the targeted indications and status of our product candidates:

Product Candidate	Target Indications	Status
DCVax Platform
DCVax-Prostate	Prostate cancer	Phase III — clinical trial cleared by the FDA for recruitment of patients for non-metastatic hormone independent prostate cancer

DCVax-Brain	Glioblastoma multiforme	Phase II — clinical trial initiated. Orphan Drug designation granted in the U.S. in 2006 and in the European Union in 2007

DCVax-LB	Non-small cell lung cancer	Phase I — clinical trial cleared by the FDA

DCVax-Direct	Solid tumors	Phase I — clinical trial cleared by the FDA for ovarian cancer, head and neck cancer and two other indications (expected to be liver and pancreatic cancers)

DCVax-L	Resectable solid tumors	Phase I/II — completed clinical trial at the University of Pennsylvania for ovarian cancer

Pre-clinical means that a product candidate is undergoing efficacy and safety evaluation in disease models in preparation for human clinical trials. Phase I-III clinical trials denote safety and efficacy tests in humans as follows:

Phase I: Evaluation of safety and dosing.

Phase II: Evaluation of safety and efficacy.

Phase III: Larger scale evaluation of safety and efficacy.

DCVax Product Candidates

DCVax-L for Brain Cancer

DCVax-Brain uses our DCVax platform in combination with the patient’s own glioblastoma tumor cell lysate antigens. Our clinical collaborators at UCLA conducted two Phase I clinical trials to assess the safety and efficacy of DC-based immunotherapy for Glioblastoma multiforme (“GBM”). In the first Phase I clinical trial, DCVax-Brain was administered to 12 patients and in the second Phase I clinical trial it was administered to 17 patients. The patients in both trials were treated with DCVax-Brain being administered as an adjuvant to the standard of care.  Standard of care is defined as surgery followed by 6 weeks of radiation and temodar chemotherapy combination and a further 6 months of temodar chemotherapy.

The data from progression and survival Kaplan Meier curves of both of these trials together show that newly diagnosed GBM patients treated at UCLA, and matched for the major prognostic factors, with DCVax-Brain had a delay in the median time to recurrence or progression of disease from 8.1 months with standard of care treatments in matched concurrent control patients to 18.1 months in patients treated with DCVax-Brain (p = 0.00001; n=20). DCVax-Brain increased median overall survival from 17.0 months with standard of care in matched concurrent control patients treatments to 36.4 months in patients treated (and continuing as the median is not yet reached) for DCVax-Brain treated patients, again matched for the major prognostic factors (p < 0.0004; n=20). The ‘p’ value measures the likelihood that the difference between the treated and non-treated patients is due to chance. A p’ value less than or equal to 0.05 (meaning there is a 5 percent or lower possibility that the observed clinical effect is due to chance) is required for product approval by the FDA and European regulatory authorities. The ‘p’ value of 0.0004 observed with DCVax-Brain means that there is only a 0.04 percent (i.e. 4 in 10,000) possibility that the observed effect between standard of care and DCVax-treated patients is due to chance, and the ‘p’ value of 0.00001 means that there is only a 0.001 percent (i.e., 1 in 100,000) possibility that the results are due to chance. Five of the 20 patients remained alive for periods ranging, to date, from 40 to 128 months, with seven patients having lived for over 45 months without cancer recurrence. Similarly, in recurrent (late stage) patients, DCVax-Brain has increased median survival from 6.4 months for those receiving standard of care to 11.9 months for patients receiving DCVax-Brain.

In December 2006, we commenced recruiting patients with newly diagnosed GBM in a 141 patient Phase II DCVax-Brain clinical trial. We planned to carry out the study at 12 to 15 clinical sites. The study was designed as a randomized study in which patients received either DCVax-Brain in addition to standard of care or standard of care alone. The study was not blinded because there was no available approach for making a placebo that was indistinguishable from the DCVax-L. Almost 50 patients were screened at 4 clinical sites. However, patients were reluctant to enroll in the study when faced with a 33% chance of being randomized into the control arm of the study under which they will receive standard of care alone. In addition, even patients who did enroll were reluctant to stay in the study if they were assigned to the control arm.  Since the study was not blinded, patients were able to know which arm of the study they were assigned to.  So, the Company stopped and undertook a development program to develop a placebo that is indistinguishable from DCVax

With the placebo developed the Company redesigned the study as a randomized, placebo controlled, double blinded study with a cross-over arm allowing control patients to be treated with DCVax-Brain in the event that their cancer progresses. The study size has been increased from 141 to 240 patients and is designed to enable us to petition the FDA for accelerated approval if the study generates results similar to those achieved in the two prior clinical trials. We currently have 13 clinical sites that are qualified and ready to enroll patients.  In order to enable rapid enrollment, we may add some additional clinical sites for this trial when resources permit. We are engaged in discussions with the FDA concerning the study design and end points. Depending on trial results, we plan to seek product approval in both the U.S. and the European Union.

In February 2007, we, through our legal representative, applied to the Bundesamt für Gesundheit (“BAG” or “Office Fédéral de la Santé Publique”) in Switzerland for an Authorization for Use (“Autorisation”). In June 2007, we, through our legal representative, received such Autorisation from the BAG to make DCVax-Brain available at limited selected medical centers in Switzerland, as well as an authorization (“Autorisation pour activités transfrontalières avec des transplants”) to export patients’ cells and tissues from Switzerland for vaccine manufacturing in the United States, and to import patients’ DCVax-Brain finished vaccines into Switzerland. These authorizations are conditional upon certain implementation commitments which had to be fulfilled to the satisfaction of Swissmedic (“Institut Suisse des Agents Thérapeutiques”) before the product could be made available (e.g., finalizing our arrangements for a clean-room suite for processing of patients’ immune cells). We believe that we have fulfilled these commitments, and have been awaiting Swissmedic assessment.

Subsequent to the BAG’s favorable decision, the BAG and Swissmedic underwent reorganization, and the BAG’s jurisdiction was transferred to Swissmedic.  Following that reorganization, each party, who had received a BAG decision such as NWBT had received, was requested to file a Marketing Authorization Application (MAA) with Swissmedic for full product approval.  NWBT did so at year end 2007. During the two-plus years since then, Swissmedic has conducted inspections, and has been reviewing and evaluating the Company’s MAA. We further engaged a contract manufacturer in Switzerland and developed procedures for partial manufacturing DCVax-Brain.  Recently, this manufacturer ceased business operations in Switzerland which created serious manufacture problems in Switzerland and for the MAA application.  Subsequent to this event, we decided to withdraw our MAA and resubmit the application at a later date when manufacturing operations are again created either through a partnership or by opening our own manufacturing operations.

Standard of Care:  The current standard of care for GBM was established in a 573 patient study as set out by Stupp, et al. in N Engl J Med 352;10, and resulted in a median time to progression of 6.9 months and a median overall survival rate of 14.6 months in patients receiving a standard of care treatment regimen. The standard of care established in the Stupp trial for GBM patients consists of surgery followed two weeks later by radiation therapy with concomitant daily low-dose Temodar chemotherapy, followed by six monthly cycles of full-doseTemodar chemotherapy. The DCVax-Brain treatment regimen fits between the steps of this current standard of care, and does not require a change in clinical practices, other than one 30-day delay after the first chemotherapy treatment.

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

Current Treatments:  As described above, existing treatments for GBM include surgery, radiation and chemotherapy. Such treatments are often used in various combinations and/or sequences and have significant adverse side effects such as bleeding, seizures, nausea and collateral tissue damage. Following initial treatment, virtually all cases of this cancer recur, with a life expectancy of approximately six months following recurrence. Few, if any, effective therapies exist for these patients. We believe that DCVax-Brain has the potential to address this critical unmet medical need.

DCVax-L for Ovarian Cancer

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

 In the Company trial, 6 patients have been treated and 3 of the 6 are still alive with survival times of 316, 330 and 783 days.  The 3 patients who died had survival times of 401, 428 and 601 days.  Two of the treated patients who received DCVax-L treatment were classified as partial responders, 3 stable disease and one progressive disease.  Partial response is defined by the tumor shrinking by 20-25% or combined with remaining the same size and not growing, or by disappearing.  The patients did not experience any toxicity or debilitating side effects.

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

DCVax-Prostate

DCVax-Prostate targets hormone independent (i.e. late stage) prostate cancer. DCVax-Prostate combines our DCVax platform with the cancer-associated antigen “prostate specific membrane antigen” or “PSMA”. PSMA is located on the surface of prostate cells. It is expressed at very low levels on benign or healthy prostate cells, and at much higher levels on prostate cancer cells. Because PSMA is over-expressed in virtually all prostate cancers, it represents an effective target for prostate cancer therapeutics. In addition, we do not have to screen patients. DCVax-Prostate is designed to be used in the whole patient population. In contrast, the use of other cancer vaccines in development may be limited to part of the patient population and require screening of patients.

In September 1999, we filed an application to conduct a Phase I/II clinical trial for DCVax-Prostate to treat late-stage prostate cancer patients for whom hormone therapy was no longer effective. This trial, which was carried out at the M.D. Anderson Cancer Centre and at UCLA, involved the administration of DCVax-Prostate to 33 evaluable patients in order to establish the safety of three different dosage levels of DCVax -Prostate.

Additional data from our Phase I/II DCVax -Prostate clinical trial in 33 patients with non-metastatic and metastatic hormone independent prostate cancer indicates the following. Of a total of 33 patients who have been treated in this trial, 11 were non-metastatic hormone independent prostate cancer patients (group A) and 22 were metastatic hormone independent prostate cancer patients (group B). In group A, there has been an increase in survival from 36 months for the natural course of the disease to >54 months for DCVax-Prostate treated patients. The median had not yet been reached as of the end of 2005 (the latest date to which long-term data is so far available). In this group the time to metastases under the natural course of the disease is 28 to 36 weeks. This time was lengthened to 59 weeks in patients who received DCVax -Prostate. In group A, none of the 11 patients had progressed at 28 weeks and only five had progressed at 59 weeks. The group A patient population is the patient population that we will focus on in our Phase III clinical trial.

In group B (hormone independent patients with metastases), there was an increase in median overall survival from 18.9 months for standard of care to 38.7 months for DCVax-Prostate treated patients. Patients in this study had a six-times greater chance of being alive at 36 months compared to patients treated with the standard of care.

Many cancer therapeutics elicit a clinical response in only a small fraction of patients. In clinical trials, DCVax -Prostate has been shown to elicit a specific PSMA antibody response and a specific and strong T-cell response in about 80 percent of patients. The Company believes that the administration of DCVax-Prostate may enhance progression free survival relative to placebo, delay the development of symptomatic disease and increase overall survival.

DCVax-Prostate has been cleared by the FDA for a Phase III clinical trial in about 600 patients in 50 centers. The patient population is non-metastatic hormone independent prostate cancer. We currently intend to separate the 600 patient Phase III trial into two Phase III clinical trials in non- metastatic hormone independent prostate cancer patients with about 300 patients per trial.

Standard of Care.   The standard of care for metastatic hormone independent prostate cancer was established in a 674 patient study as set out by Petrylak, et al. in N Engl J Med 351; 15 and resulted in a median overall survival rate of 18.9 months. This standard of care consists of taxotere (chemotherapy) being administered as a single dose every three weeks or in a weekly regime. Other drugs, such as mitoxantrone and prednisone, are also administered to patients for pain derived from bone metastasis. The DCVax-Prostate treatment regimen fits between the steps of current standard of care, and does not require a change in clinical practices. There is no established standard of care for non-metastatic hormone independent prostate cancer as there is no FDA approved therapeutic product for this type of prostate cancer.

 Target Market.   The American Cancer Society estimates that 186,320 new cases of prostate cancer will be diagnosed in the U.S. during 2008. Deaths from prostate cancer in the U.S. are estimated to be 28,660 for 2008. We estimate that there is an initial DCVax-Prostate target population in the U.S. consisting of approximately 100,000 patients per year with non-metastatic hormone independent prostate cancer. Globocan has estimated that 230,627 new cases of prostate cancer would be diagnosed in Europe in 2002 (the last year for which estimates are available). Deaths from prostate cancer in Europe were estimated at 83,066 in 2002.

Current Treatments.   Existing treatments for localized (i.e. newly-diagnosed) prostate cancer include surgery and/or various forms of radiation therapy. The current standard of care for treating patients who fail primary therapy is hormone therapy through which the effect of male hormones is blocked. Although this therapy achieves temporary tumor control, prostate cancer patients eventually fail hormone treatments, meaning that blocking of hormones no longer keeps the cancer under control. The United States National Cancer Institute’s 1989-1996 five-year survival rate for metastatic prostate cancer is only 32 percent. Moreover, hormone therapy may cause significant adverse side effects, including bone loss, hot flushes and impotence. Disease progression despite hormone therapy occurs on average in two years, and is then classified as hormone independent prostate cancer. Approximately 55 percent of patients with hormone independent prostate cancer will die within two years of its onset. Currently, the only FDA approved treatments for hormone independent prostate cancer are chemotherapy and radioactive pharmaceuticals, which can alleviate cancer-related symptoms but may cause significant toxic side effects and only prolong survival by approximately two and a half months. A large proportion of hormone independent patients do not have objective metastatic disease as measured by bone and CT scans. We believe that DCVax-Prostate has the potential to address this critical unmet medical need.

DCVax-LB

DCVax-LB is targeting non-small cell lung cancer, the largest cause of cancer deaths in both the U.S. and Europe. DCVax-LB combines our DCVax platform with isolated and killed lung cancer cells as antigens. The autologous DCs used to formulate DCVax-LB are activated through a process similar to that used in the manufacturing of DCVax-Prostate. We had an investigational new drug application cleared by the FDA in May 2006 for a Phase I clinical trial using DCVax-LB in non-small cell lung cancer.

Target Market.   The American Cancer Society estimates that 215,020 new cases of lung cancer will be diagnosed in the U.S. during 2008Approximately 80 percent of these cases are expected to be attributable to non-small cell lung cancer, the indication that we are targeting. Deaths from all forms of lung cancer are estimated to be 161,840 for 2008. Globocan has estimated that 374,764 new cases of lung cancer would be diagnosed in Europe in 2002 (the last year for which estimates are available). Deaths from lung cancer in Europe were estimated at 341,595 in 2002.

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

DCVax-L

DCVax-L targets any kind of solid tumor cancer and it combines our DCVax platform with patient specific tumor lysate. Following surgery, the tumor is prepared as a lysate (i.e. the tumor tissue is finely chopped) for loading into autologous dendritic cells. The patient’s tumor lysate contains cancer specific biomarkers which will be added to the patient’s own dendritic cells and subsequently injected back into the patient to elicit a cancer specific immune response. The company commenced a Phase I/II study using DCVax-L at the University of Pennsylvania in 2007.

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

DCVax -Direct

DCVax-Direct uses our DCVax platform to activate DCs suitable for direct injection into solid tumors. DCVax-Direct is designed to treat cancer patients whose tumor tissue is not available or whose tumors are considered to be inoperable. Several scientific studies have shown that DCs injected into solid tumors in animal models can result in tumor regression. We have demonstrated in pre-clinical animal studies the ability of activated DCs, when injected directly into just a single tumor of mice bearing multiple tumors, to cause all tumors to regress. In these studies, subsequent challenge of these now tumor-free mice with the injection of additional tumor cells was met with total rejection of tumor growth demonstrating an immunization of the mouse against regrowth of the tumor. The DCs used in the formulation of DCVax-Direct are activated through a process similar to that used for DCVax-Brain and DCVax-Prostate (i.e. using heat-killed and formalin-fixed BCG mycobacteria and interferon gamma), although they are not loaded with tumor antigens prior to injection. Rather, the antigen loading takes place in vivo after injection of the DCVax-Direct DCs into the tumor tissue, typically following radiation therapy, chemotherapy, or other treatments that kill tumor cells.

We have a Phase I clinical trial protocol under the DCVax-Direct IND for the treatment of head and neck cancer. This clinical trial protocol was cleared by the FDA in the third quarter of 2006. We intend to identify the most appropriate cancers for the remaining two available trials under the DCVax-Direct IND at the appropriate time, although our present intention is to pursue liver and pancreatic cancers.

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

Current treatments:  Current treatments for solid tumors typically involve cytotoxic therapy aimed at killing tumor cells. Such treatments include radiation therapy, chemotherapy, or other cell killing treatments such as cryotherapy. These treatments can still be used along with DCVax-Direct as they can potentially prepare the tumor tissue for the injection of DCVax-Direct. The ability to still use conventional cytotoxic agents along with DCVax-Direct will enable DCVax-Direct to be adopted in the market without requiring any change of existing clinical practice if so desired.

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

Manufacturing

We have developed a proprietary manufacturing system that enables us to produce vaccines for an entire multi-year course of treatments in a single manufacturing run using the cancer patient’s own DCs and the patient’s own tumor biomarkers. This manufacturing process results in sufficient patient-specific DCVax product for at least a course of 11 injections of DCVax, which is sufficient for three years of treatment. The product thus becomes an “off-the-shelf” personalized drug after the initial manufacturing run. The advantages of this method, compared to other cell vaccine production, include not only the “off-the-shelf” feature of drug delivery to clinics and patients, but also the significant reduction in product cost due to the fact that the product does not have to be separately manufactured for each treatment injection or each couple of treatments.

We have entered into a services agreement with Cognate pursuant to which Cognate will provide certain consulting and manufacturing services, for our DCVax-Brain Phase II clinical trial. In this process, DC precursor cells are isolated from the patient’s blood and matured into new functional DCs. These DCs are combined with a patient’s own cancer biomarkers from the patient’s tumor tissue removed in surgery. The finished vaccine is then frozen in single-dose vials, and can remain frozen for many years until required for treatment of the patient.

 Cognate has it’s a cGMP (clean room manufacturing under current Good Manufacturing Practices) facility in Memphis, Tennessee with capacity of approximately 600 patients per year, which we believe will be sufficient for our Phase II clinical trial for DCVax -Brain. We have a plan with Cognate to accommodate an increase in production capacity based on demand and have detailed plans and cost analysis for additional  modular expansions which should increase the capacity of the current facilities from approximately 600 patients to over 9,000 patients per year.

The Company has developed partial automation of its manufacturing process using a TFF System.  This TFF System has been cleared by FDA for use in an upcoming DCVax Phase I clinical trials, and the Company’s patent coverage in the US issued during 2009. The TFF System is also targeted to be implemented into the DCVax-Brain product after bioequivalence studies have been completed. Since the product economics are favorable even with the existing first generation manufacturing process, the Company intends to only implement the TFF System at a time and in a manner that does not interfere with the pivotal Phase II clinical trial for DCVax-Brain, or product approval or launch.

Intellectual Property

We protect our proprietary technologies through patents issued and licensed throughout the world. We have  76 issued  patents (11 in the United States and 65 in other jurisdictions) and  96 patent applications pending (10 in the United States and  86 in other jurisdictions) which cover the use of dendritic cells in DCVax as well as targets for either our dendritic cell or fully human monoclonal antibody therapy candidates. The issued patents expire at various dates from 2015 to 2026. We intend to continue using our scientific expertise to pursue and patent new developments with respect to uses, methods, and compositions to enhance our position in the field of cancer treatment.

We have received orphan designation in the U.S., the E.U. and Switzerland for our DCVax-Brain product candidate applicable to gliomas, which comprise most primary brain cancers, including GBM. Orphan designation in the U.S. entitles us to seven years of market exclusivity for the particular indication and active ingredient provided that the product is the first such orphan to be approved for that indication. Orphan designation in the E.U. and Switzerland entitles us to ten years of market exclusivity on a similar basis.

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

Of these companies, Dendreon has completed its Phase III clinical trials in patients with prostate cancer, although their patient populations are different from those targeted by our Phase III DCVax -Prostate product candidate. Celldex Therapeutics has conducted a Phase II clinical trial, with a peptide immunotherapy for newly diagnosed GBM. Ark Therapeutics has completed a Phase III trial with a gene therapy for operable high grade gliomas and applied for product approval in the EU, but recently received a negative decision from the European regulator. The clinical trial data reported to date by these companies for brain and prostate cancer have not shown as long a delay in disease progression, or as long an extension of survival, as have our clinical data to date. As far as we are aware, no cell-based therapeutic product for cancer is currently available for commercial sale, although Dendreon’s vaccine is expected to become commercially available soon.

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

Employees

The Company employs four full-time employees, as of March 28, 2011. The Company’s internal staff is supplemented by more than two dozen external staff on a contract services basis, and by consultants. Each of our employees has signed a confidentiality and invention assignment agreement, and none are covered by a collective bargaining agreement. We have never experienced employment-related work stoppages and consider our employee relations to be positive.

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

As of March 31, 2011, we had approximately $1,065,000 of cash on hand. We will need additional capital to support and fund the research, development and commercialization of our product candidates and to fund our other operating activities. We are negotiating additional financing with several other parties, which we hope to complete later this year. There can be no assurance that we will be able to complete any of the financings, or that the terms for such financings will be attractive. If we are unable to obtain additional funds on a timely basis or on acceptable terms, we may be required to curtail or cease certain of our operations. We may raise additional funds by issuing additional common stock or securities (equity or debt) convertible into shares of common stock, in which case, the ownership interest of our stockholders will be diluted. Any financing, if available, is likely to include restrictive covenants that could limit our ability to take certain actions. Further, we may seek funding from Toucan Capital or Toucan Partners or their affiliates or other third parties. Such parties are under no obligation to provide us any additional funds, and any such funding may be dilutive to stockholders and may contain restrictive covenants. If we are unable to obtain sufficient additional capital in the near term, we may cease operations at any time.

 We are likely to continue to incur substantial losses, and may never achieve profitability.

We have incurred net losses every year since our formation in March 1996 and had a deficit accumulated during the development stage of approximately $218.9 million as of December 31, 2010. We expect that these losses will continue and anticipate negative cash flows from operations for the foreseeable future. We will need additional funding, and over the medium term we will need to generate revenue sufficient to cover operating expenses, clinical trial expenses and some research and development costs to achieve profitability. We may never achieve or sustain profitability.

Our auditors have issued a “going concern” audit opinion.

Our independent auditors have indicated in their report on our December 31, 2010 financial statements that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation.

As a company in the early stage of development with an unproven business strategy, our limited history of operations makes an evaluation of our business and prospects difficult.

We have had a limited operating history and we are at an early stage of development. We may not be able to achieve revenue growth in the future. We have generated the following limited revenues: $529,000 in 2003; $390,000 in 2004; $124,000 in 2005; $80,000 in 2006; $10,000 in 2007; $10,000 in 2008; $10,000 in 2009 and $10,000 in 2010. We have derived most of these limited revenues from the sale of research products to a single customer, contract research and development for related parties, research grants and royalties from licensing fees generated from a licensing agreement. Our limited operating history makes it difficult to assess our prospects for generating revenues.

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

We rely upon a single contract manufacturer, Cognate. The majority owner of Cognate is Toucan Capital, one of our majority stockholders. Cognate provides consulting services and is the manufacturer of our product candidates. We have an agreement in place with Cognate pursuant to which Cognate has agreed to provide manufacturing and other services in connection with our Phase II clinical trial for DCVax-Brain. The agreement requires us to make minimum monthly payments to Cognate irrespective of whether any DCVax products are manufactured. The agreement does not extend to providing services in respect of commercialization of the DCVax-Brain product, nor for other clinical trials or commercialization of any of our other product candidates. If and to the extent we wish to engage Cognate to manufacture our DCVax-Brain for commercialization or any of our other product candidates (including DCVax-Prostate) for clinical trials or commercialization, we will need to enter into a new agreement with Cognate or another third-party manufacturer which might not be feasible on a timely or favorable basis. The failure to timely enroll patients in our clinical trials will have an adverse impact on our financial results due, in part, to the minimum monthly payments that we make to Cognate.

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

The success of our business strategy may partially depend upon our ability to develop and maintain our collaborations and to manage them effectively. Due to concerns regarding our ability to continue our operations or the commercial feasibility of our personalized DCVax product candidates, these third parties may decide not to conduct business with us or may conduct business with us on terms that are less favorable than those customarily extended by them. If either of these events occurs, our business could suffer significantly.

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

We rely on third parties to assist us in managing and monitoring all our clinical trials. Our reliance on these third parties may result in delays in completing, or failure to complete, these trials if the third parties fail to perform under the terms of our agreements with them. We may not be able to find a sufficient alternative supplier of these services in a reasonable time period, or on commercially reasonable terms, if at all. If we were unable to obtain an alternative supplier of these services, we might be forced to curtail our Phase II clinical trial for DCVax -Brain.

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

We have 76 issued  patents (11 in the United States and 65 in other jurisdictions) and 96 patent applications pending (10 in the United States and 86 in other jurisdictions) which cover the use of dendritic cells in DCVax as well as targets for either our dendritic cell or fully human monoclonal antibody therapy candidates. The issued patents expire at various dates from 2015 to 2026.

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

As for all biological products, we may need to provide pre-clinical and clinical data evidencing the comparability of products before and after any changes in manufacturing process both during and after product approval. Regulators may require that we generate data to demonstrate that products before or after any change are of comparable safety and efficacy if we are to rely on studies using earlier versions of the product. DCVax -Brain has been the subject of process changes during the early clinical phase of its development and regulators may require comparability data unless they are satisfied that changes in process do not affect the quality, and hence efficacy and safety, of the product.

  We plan to rely on our current DCVax -Brain Phase II clinical trial as a single study in support of regulatory approval. While under certain circumstances, both EMEA and the FDA will accept a Phase II study as a single study in support of approval, it is not yet known whether they will do so in this case. If the regulators do not consider the Phase II study adequate on its own to support a finding of efficacy, we may be required to perform additional clinical trials in DCVax -Brain. There is some possibility that changes requested by the FDA could complicate the licensing application process.

Only the data for DCVax -Brain has been discussed with European regulators. On an informal basis, a number of European national regulators have indicated that additional pre-clinical and clinical data could be required before the DCVax -Brain product would be approved. However, it is not clear whether such data will be required until formal scientific advice is sought from the EMEA, which is the regulator that will ultimately review any application for approval of this product. Unless the EMEA grants a deferral or a waiver, we may also be obliged to generate clinical data in pediatric populations.

The Company’s plan for a 600-patient Phase III clinical trial was cleared by the FDA in January 2005. However, it is likely that we will split this single 600-patient Phase III trial into two separate 300-patient Phase III trials. These revisions in trial design may cause delay in the development process for DCVax -Prostate. It is not yet known whether the FDA will consider the two-trial design sufficient for marketing approval, or whether the agency will require us to design and carry out additional studies. If, after the Phase III studies are carried out, the FDA is not satisfied that its concerns have been adequately addressed,  additional clinical studies could be required at that time.

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

We may not receive the benefits associated with orphan drug designation. This may result from a failure to achieve or maintain orphan drug status, or result from the development of a competing product that has an orphan designation for the same indication. In Europe, the orphan status of DCVax-Brain will be reassessed shortly prior to the product receiving any regulatory approval. The EMEA will need to be satisfied that there is evidence that DCVax-Brain offers a significant benefit relative to existing therapies for the treatment of glioma if DCVax-Brain is to maintain its orphan drug status.

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

  DCVax is our only technology in clinical development.

Unlike many pharmaceutical companies that have a number of products in development and which utilize many technologies, we are dependent on the success of our DCVax platform and, potentially, our CXCR4 antibody technology. While DCVax technology has a number of potentially beneficial uses, if that core technology is not commercially viable, we would have to rely on the CXCR4 technology, which is at an early pre-clinical stage of development, for our success. If the CXCR4 technology also fails, we currently do not have other technologies to fall back on and our business could fail.

We may be prevented from using the DCVax name in Europe.

The EMEA has indicated that DCVax may not be an acceptable name because of the suggested reference to a vaccine. Failure to obtain the approval for the use of the DCVax name in Europe would require us to market our potential products in Europe under a different name which could impair the successful marketing of our product candidates and may have a material adverse effect on our results of operations and financial condition.

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

As of March 31, 2011, Toucan Capital, its affiliates, Toucan Partners and its managing member, Ms. Linda Powers, who also serves as our Chairperson of the Board of Directors, collectively beneficially owned an aggregate of 23,077,015 shares of our common stock, representing approximately 32.0 percent of our issued and outstanding common stock. In addition, as of March 7, 2011, Toucan Capital may acquire an aggregate of approximately 14.7 million shares of common stock upon exercise of warrants and Toucan Partners may acquire an aggregate of approximately 11.6 million shares of common stock upon the exercise of warrants which may adversely affect the trading price of our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Toucan Capital has the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. In addition, a managing member of Toucan Capital is a member of the Board. In light of the foregoing, Toucan Capital can significantly influence the management of our business and affairs. This concentration of ownership could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to investors.

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

We are subject to certain of the requirements of the Sarbanes-Oxley Act of 2002 in the U.S. and the reporting requirements under the Exchange Act. These laws require, among other things, filing of annual reports on Form 10-K, quarterly reports on Form 10-Q and periodic reports on Form 8-K following the happening of certain material events.

Our management has identified significant internal control deficiencies, which management and our independent auditor believe constitute material weaknesses.

In connection with the preparation of our financial statements for the year ended December 31, 2010, certain significant internal control deficiencies became evident to management that, in the aggregate, represents material weaknesses, including:

•	lack of a sufficient number of independent directors on our audit committee;

•	lack of a financial expert on our audit committee

•	insufficient segregation of duties in our finance and accounting function due to limited personnel;

•	insufficient corporate governance policies; and

•	inadequate approval and control over transactions and commitments made on our behalf by related parties.

As part of the communications by our independent auditors with our audit committee with respect to audit procedures for the year ended December 31, 2010, our independent auditors informed the audit committee that these deficiencies constituted material weaknesses, as defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board, or PCAOB. We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies but we cannot be certain that we will have the necessary financing to address these deficiencies or that we will be able to attract qualified individuals to serve on our Board and to take on key management roles within the Company. Our failure to successfully remediate these issues could lead to heightened risk for financial reporting mistakes and irregularities and a  loss of public confidence in our internal controls that could harm the market price of our common stock.

Item 1B.   Unresolved Staff Comments

Not required for smaller reporting companies.

Item 2.   Properties

On November 30, 2009, the Company terminated a Sublease Agreement for the space the Company used as its headquarters at 7600 Wisconsin Avenue, Suite 750, Bethesda, Maryland. In connection with the termination, the Company will incur a partial payout of less than $5,000 per month during 2011.  On March 17, 2010, the Company entered into a non-cancelable operating lease for 7,097 square feet of office space in Bethesda, Maryland, which expires in September 2012.   Future minimum lease payments under the lease are $163,475 and $126,027 in 2011 and 2012, respectively.  Rent expense for the years ended December 31, 2009 and 2010 amounted to $0 and $100,085, respectively. The Company expects to lease part of this space to Toucan and proceeds of this sublease will be offset against the minimum lease payments specified above.

Item 3.     Legal Proceedings

On March 1, 2011, the Company entered into a transaction under Section 3(a)(10) of the Securities Act of 1933, as amended with Socius CG II, Ltd. (“Socius”).   Pursuant to this initial 3(a)(10) transaction, Socius purchased certain claims for payment totaling $1,650,000 from Cognate.  Thereafter, Socius elected to convert the claims into shares of the Company’s common stock.  The conversion was effected through a settlement agreement between Socius and the Company.  The settlement agreement was then the subject of a court proceeding (nominally brought by Socius against the Company, but handled on a cooperative basis through a Joint Stipulation by both parties) in order to obtain court approval of the settlement in accordance with the requirements of Section 3(a)(10).  That Court approval was obtained on March 1, 2011.  Pursuant to the settlement, the full amount of the $1,650,000 debt will be converted into shares of common stock at a conversion price equal to a thirty percent discount from the market price, with the market price being determined over a reference period of up to twenty (20) trading days from the date hereof (the “Reference Period”).  In addition, the settlement provided that an equal amount of shares of common stock are to be delivered by the Company to Socius on a temporary basis, as a form of security during the Reference Period.  At the end of the Reference Period, a true-up mechanism will be applied to confirm the final number of conversion shares based on the market price. As of March 31, 2010 The Company had issued 6,852,228 shares of the Company’s common stock to Socius in settlement of the Socius claims.

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

Item 4.    (Removed and Reserved).

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

	2009		2010
	High	Low	High	Low
4th Quarter	$1.79	$0.65	$0.85	$0.65
3rd Quarter	1.00	0.55	1.35	0.67
2nd Quarter	1.69	0.45	1.60	0.70
1st Quarter	0.85	0.32	0.95	0.72

As of March 31, 2011 there were approximately 215 holders of record of our common stock. Such holders include any broker or clearing agencies as holders of record but exclude the individual stockholders whose shares are held by brokers or clearing agencies.

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

On July 2, 2010, the Company completed execution of a Conversion and Extension Agreement with SDS Capital (“SDS”) for the conversion or extension of all outstanding debt held by SDS, and new investment of two hundred and fifty thousand dollars ($250,000) in restricted Common Stock.  Prior to this Agreement, SDS was the second largest holder of investment debt of the Company.  The largest holder of investment debt is the Al Rajhi Group. As previously reported, the Company already entered into an agreement with the Al Rajhi Group in March, 2010, for partial conversion into Common Stock and partial extension of the maturity of the debt held by Al Rajhi.

The Conversion and Extension Agreement with SDS Capital relates to investment debt of $2 million plus accumulated interest. In October 2008, SDS loaned the Company $1 million, with an original maturity of six months and an annual interest rate of twelve percent. In November 2008, SDS loaned the Company an additional $1 million, also with an initial maturity of six months and an annual interest rate of twelve percent. SDS previously agreed to extend the maturity of the two loans on terms to be negotiated with the Company.

Under the terms of a conversion and extension agreement, SDS converted $1,060,000, representing principal and accrued interest on an unsecured 12% loan made in November 2008 into 5,300,000 shares of common stock during May 2010 and December 2010.  The value of the stock issued to SDS in excess of the carrying amount of the loan principal and accrued interest payable that was converted was $4,673,000.  This amount was charged to loan conversion inducement expense in the consolidated statements of operations during the quarters ended June 30, 2010 and December 31, 2010.

In July 2010, the Company sold to Toucan Partners 866,667 shares of common stock at $0.75 per share for net proceeds of $650,000. In connection with this private placement, the Company issued warrants to purchase 86,667 shares of common stock, as described below.

On July 14, 2010, the Company entered into unsecured 6% Loan Agreements and Convertible Promissory Notes with Regen Med. Under these Notes, Regen Med provided bridge funding (“Bridge Funding”) to the Company in the amount of $1,750,000.   The Bridge Funding carried an interest rate of 6% with a term of 60 days maturing on September 14, 2010 and was convertible at the discretion of the lender at a conversion price of at $0.75 per share.  On September 28, 2010 $350,000 of the principal was repaid directly by the holders of the notes described below. On October 1, 2010 Toucan Partners and the holder of the note also described below repaid the remaining $1,400,000 payable to Regen Med.

On September 28, 2010 the Company entered into unsecured 6% Loan Agreements and Promissory Notes (the “September Notes”) with private lenders in the amount of $350,000 and used the proceeds to partially repay the Bridge Funding. The notes had a term of 60 days and were convertible into shares of the Company’s common stock at $0.75 per share.

On October 1, 2010 the Company entered into unsecured 6% Loan Agreements and Promissory Notes (the “October Note”) with Toucan Partners in the amount of $900,000 when Toucan Partners partially repaid the Regen Med Notes. The terms of the October Note and related warrants conformed to the terms of the September Notes previously negotiated by the Company with unrelated investors, and executed by the Company with such investors prior to these October Notes with Toucan Partners.  Accordingly, the October Notes had a term of 60 days and were convertible into shares of the Company’s common stock at $0.75 per share.

 On October 1, 2010 the Company entered into unsecured 6% Loan Agreements and Promissory Notes (the “Additional October Note”) with an unrelated third party in the amount of $500,000, on the same terms and conditions as the September Notes with non-affiliated investors, and used the proceeds to partially repay the Bridge Funding. The notes had a term of 60 days and were convertible into shares of the Company’s common stock at $0.75 per share.

On October 19, 2010, we sold approximately 200,000 shares of common stock at a purchase price of $0.75 per share and raised aggregate gross proceeds of approximately $150,000 in a closed equity financing with an unrelated investor.

On November 29, 2010 the Company received $295,000 upon issuing unsecured 10% convertible loan agreements and promissory notes due on May 29, 2011 to a group of non-affiliated investors. The terms promissory notes have a principal amount of $324,500 (reflecting an original issue discount of $29,500).

On December 16, 2010 the Company entered into a $100,000 unsecured 10% convertible loan agreement with a non affiliated party due March 17, 2011. Warrants to purchase 133,333 shares of common stock at an exercise price of $0.75 per share were issued with the loan agreements.

On December 16, 2010, the Company entered into an agreement to potentially borrow up to $3,050,000 in tranches from a non affiliated third party (the “Lender”).  As of December 31, 2010 formal agreements have been closed for a borrowing of $1,450,000. Under this arrangement, the Lender provides secured collateralized promissory notes to the Company for the funding tranches ("Lender Notes"). The notes are secured by certain assets of the Lender, which makes the funding eligible for certain securities law treatment for the Lender (the Lender investment is a recourse loan to the Company) which the Lender considers beneficial.  When the Lender advances a tranche of funding under a Lender Note to the Company, that funding becomes a repayment obligation of the Company, which is embodied in a convertible promissory note from the Company to the Lender (the "Company Note").  The Company may repay any advance from the Lender at any time with either cash, surrender of the collateral, or surrender of the Company Note which would terminate the Company’s obligation under such Lender Notes.

As of December 31, 2010, the Lender had executed Lender Notes to the Company with principal amounts of $950,000 and $500,000. These Lender Notes carry a one-time interest charge equal to 11 percent of the principal payable at maturity. The Lender Notes have a maturity date of December 16, 2013. In the event that the Lender fails to meet its obligations under its notes, the Company has recourse to liquidate the security collateralizing the loan. The proceeds generated from liquidating the collateral will also be treated as Lender Note.

As of December 31, 2010 $350,000 had been advanced against the $950,000 Lender Note.

As of December 31, 2010, the Company had executed corresponding Company Notes, payable to the Lender, with principal amounts of $1,050,000 (reflecting the $950,000 principal amount in the Lender’s note, plus an original issue discount of $100,000) and $550,000 (reflecting the $500,000 principal amount in the Lender’s note, plus original issue discount of $50,000). The Company Notes also carry a one-time interest charge of 10 percent payable at maturity. The Company Notes have a maturity date of December 16, 2013. As noted above, the Company Notes may be surrendered to terminate the Company’s obligation under the Lender Notes.  The Company has not incurred an obligation under the Company Notes until they are surrendered.

As of December 31, 2010, SDS sold a promissory note in the original principal amount of $1,000,000 to three non-affiliated, third parties. The Company exchanged the note for amended convertible notes with the following terms:

(1)
A convertible note in the amount of $370,000.  The note matures on December 20, 2011 and carries a one-time interest charge payable at maturity of $37,000. The note is convertible into shares of the Company’s stock at a conversion price equal to 70 percent of the average daily closing bid price for the ten trading day period preceding the date of the conversion notice which was $0.47 on the date the note was issued.

(2)
A convertible note in the amount of $130,000. The note matures on June 2, 2011 and carries zero interest. The note is convertible into shares of the Company’s stock at a conversion price equal to 80 percent of the average of the five lowest closing prices in the 25 days previous to the conversion date which was $0.54 on the date the note was issued. Any amount that is still outstanding at maturity is repayable in cash.

(3)
A convertible note in the amount of $500,000. The note matures on June 2, 2011 and carries zero interest. The note is convertible into shares of the Company’s stock at a conversion price equal to the lesser of (i) the average of the closing prices for the ten trading days preceding the issue date of this note which was $0.67, or (ii) seventy percent of the volume weighted average price for the fifteen trading days prior to a conversion date. The conversion price is adjustable for down rounds as long as any amount due is outstanding under the note, subject to substantial exceptions.

 On December 31, 2010, the Company received $790,000 from an existing investor, SDS Capital (“SDS”), as of December 31, 2010 in the form of a Note with a maturity of July 2011, and an annual interest rate of twelve percent (12%).  SDS also received ten percent (10%) warrant coverage.  The warrants have an exercise period of five years, and an exercise price of seventy-five cents ($0.75) per share.

Except as noted above, the sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, we believe that these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D and Regulation S promulgated thereunder. The agreements executed in connection with this sale contain representations to support the Registrant’s reasonable belief that the Investor had access to information concerning the Registrant’s operations and financial condition, the Investor acquired the securities for their own account and not with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and that the Investor are sophisticated within the meaning of Section 4(2) of the Securities Act and are “accredited investors” (as defined by Rule 501 under the Securities Act). In addition, the issuances did not involve any public offering; the Registrant made no solicitation in connection with the sale other than communications with the Investor; the Registrant obtained representations from the Investor regarding their investment intent, experience and sophistication; and the Investor either received or had access to adequate information about the Registrant in order to make an informed investment decision.  All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

Item 6. Selected Financial Data

Not required for smaller reporting companies.

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

Our financing activities are described below under “— Liquidity and Capital Resources”. We will need to raise additional capital to fund our operations, including our Phase II DCVax -Brain clinical trial. Depending on the trial results, we plan to seek product approval for DCVax -Brain, our leading product candidate, in both the U.S. and E.U.

We have experienced recurring losses from operations and have a deficit accumulated during the development stage of $218.3 million at December 31, 2010. In addition, our independent registered public accounting firm has indicated in its report on our financial statements included in this Annual Report on Form 10-K that there is substantial doubt about our ability to continue as a going concern.

Going Concern

Our financial statements for the year ended December 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. Nevertheless, we have experienced recurring losses from operations and have a deficit accumulated during the development stage of $218.9 million that raises substantial doubt about our ability to continue as a going concern and our auditors have issued an opinion, for the year ended December 31, 2010, which states that there is substantial doubt about our ability to continue as a going concern.

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

Expenses

From our inception through December 31, 2010, we incurred costs of approximately $76.8 million associated with our research and development activities. Because our technologies are unproven, we are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization.

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

  Embedded Derivative Liability

The Company evaluates financial instruments for freestanding or embedded derivatives.  Derivative instruments that have been separated from the host contract and do not qualify for hedge accounting are recorded at fair value with changes in value recognized as other income (expense) in the consolidated statements of operations in the period of change.

  Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  U.S. GAAP establishes a three tier fair value hierarchy which prioritizes the inputs used in measuring fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  These tiers include:

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

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2010

We recognized a loss from operations of $15.4 million for the year ended December 31, 2010 compared to a loss from operations of $17.5 million for the year ended December 31, 2009.

Research and Development Expense. Research and development expense increased from $9.6 million for the year ended December 31, 2009 to $9.9 million for the year ended December 31, 2010. This increase which was due to recognizing a performance penalty and other unaccrued charges under the Cognate services agreement totaling $3.6 million partially offset by reduced clinical trial operations.

General and Administrative Expense. General and administrative expense decreased from $7.5 million for the year ended December 31, 2009 to $5.5 million for the year ended December 31, 2010. This decrease was primarily related to reduced legal and consulting costs.

Depreciation and Amortization. Depreciation and amortization decreased from $7,000 during the year ended December 31, 2009 to $2,000 for the year ended December 31, 2010 as a result of all assets being fully depreciated.

Loan conversion inducement. Loan conversion inducement expense decreased from $5.6 million in the year ended December 31, 2009 to $4.7 million in the year ended December 31, 2010. The transactions resulting in these charges are as follows:

In September 2009, Toucan Partners agreed to convert $1,156,718, representing principal and accrued interest (including a default penalty of 0.25% per month) outstanding on the $1.0 million loan made to the Company on August 19, 2008, and $552,738, representing principal and accrued interest (including a default penalty of 0.25% per month) outstanding on a loan made to the Company on December 22, 2008.  This total of $1,709,456 was converted into 8,547,280 shares of the Company’s common stock.  Additionally in connection with the conversions the Company issued Toucan Partners warrants to purchase 842,375 shares at an exercise price of $0.20 per share and warrants to purchase 513,841 shares at an exercise price of $0.41 per share. The value of the stock issued to Toucan Partners in excess of the carrying amount of the loans and accrued interest payable amounted to $4,701,004, and together with the fair value of the warrants, of $916,716, was charged to loan conversion inducement expense in the accompanying consolidated statements of operations during  2009.

Under the terms of a conversion and extension agreement, SDS converted $1,060,000, representing principal and accrued interest on an unsecured 12% loan made in November 2008 into 5,300,000 shares of common stock during May 2010 and December 2010.  The value of the stock issued to SDS in excess of the carrying amount of the loan principal and accrued interest payable that was converted was $4,673,000.  This amount was charged to loan conversion inducement expense in the consolidated statements of operations during 2010.

Derivative valuation gain (loss). During 2010 the Company entered into convertible loan agreements and issued certain warrants with down-round protection.  As a result the Company must recognize any gains or losses arising from those agreements through the statement of operations.

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

Interest Expense, Net. Interest expense increased from $3.9 million for the year ended December 31, 2009 to $7.9 million for the year ended December 31, 2010. Interest expense includes interest payable on notes payable, debt discount amortization, warrant amortization and other financing costs. Interest expense for the year ended December 31, 2009 and December 31, 2010 was $1.0 million and $3.0 million, respectively, and debt discount amortization and other costs for the year ended December 31, 2009 and December 31, 2010 was $2.9 million and $4.9 million respectively.  The change in debt discount amortization and other costs was primarily due to an increase in the average balance of notes payable outstanding during 2010 compared to 2009 and higher debt discount amortization during 2010 compared to 2009.

Liquidity and Capital Resources

The change in cash for the years ended December 31, 2009 and 2010 was comprised of the following (in thousands):

	For the Years Ended December 31,
	2009	2010	Change
Net cash provided by (used in):
Operating activities	$(4,677)	$(6,376)	$(1,699)
Investing activities	(2)	(41)	(39)
Financing activities	4,753	6,609	1,856
Effect of exchange rates on cash	(25)	(104)	(79)

(Decrease) increase in cash	$49	$88	$39

Operating Activities

We used $6.4 million in cash for operating activities during the year ended December 31, 2010, compared to $4.7 million for the year ended December 31, 2009.  The decrease in cash used in operating activities was a result of the reductions in staff and clinical trial research and development activity due to cash constraints.

Investing Activities

We used $41,000 in cash for investing activities during the year ended December 31, 2010 compared to $2,000 used for investing activities during the year ended December 31, 2009.  The cash used in 2010 and 2009 consisted of purchases of property and equipment.

Financing Activities

During 2010, our financing activities consisted of proceeds from notes payable amounting to $4.1 million and proceeds from the issuance of common stock amounting to $3.8 million. Our 2010 financing transactions also included the repayment of notes payable amounting to $1.5 million and proceeds from the sale of warrants amounting to $90,000.  The 2010 financing transactions consisted of:

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

During the three months ended September 30, 2010, the Company borrowed $1,750,000 under a series of unsecured 6% convertible Loan Agreements and Promissory Notes.

On October 19, 2010, we sold approximately 200,000 shares of common stock at a purchase price of $0.75 per share and raised aggregate gross proceeds of approximately $150,000 in a closed equity financing with an unrelated investor.

On November 2, 2010 the Company received $90,000 as proceeds of the sale of a warrant to purchase 3,250,000 shares of the Company’s common stock.  The warrant has an exercise price of $1.50 per share and a term of 3 years.

In November 2010, the Company received $295,000 upon issuing unsecured convertible loan agreements and promissory notes due in May 2011 to a group of Private Lenders. The notes carried an original issue discount of 10%.

On December 16, 2010, the Company entered into a lender secured convertible loan agreement totaling $3,050,000 with a private non-affiliated investor due in December 2013. The notes carry an original issue discount of 10% in addition to a one-time interest charge of 10%. As of December 31, 2010 the Company had received $350,000 under this agreement.

On December 16, 2010, the Company received $100,000 upon issuing unsecured 10% convertible loan agreements and promissory notes due on March 17, 2011 to a private non-affiliated investor.

On December 31, 2010, the Company received $790,000 from SDS Capital, an existing investor, upon issuing two unsecured loan agreements and promissory notes due in July 2011.

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

During 2009, the Company and Cognate BioServices ("Cognate") agreed that most of the accounts payable owed by the Company to Cognate, will be converted into shares of common stock instead of paid in cash.  The conversion price will be no less favorable than the conversion price applied to any other creditor of the Company. The lowest conversion price applied to any other creditor of the Company to date following the agreement is $0.20 per share.  Accordingly, if no lower conversion price is applied to any other creditor prior to completion of the Cognate conversion, the Cognate conversion will take place at $0.20 per share.  The impact of the conversion will result in a reduction of liabilities for the amount converted.  In addition, the Company will recognize the value of common stock issued in excess of the amount of accounts payable converted, if any, as a charge to operations when the conversion takes place.  Initial review of the payables by both parties indicated a difference in the parties’ respective understanding of the amounts due. The parties have now agreed that as of December 31, 2010 the amount due to Cognate is $10.2 million and the Company has recognized $3.6 million in additional expense in 2010. Finalization of the conversion arrangements are in process.

During the years ending December 31,2009 and 2010, respectively, the Company recognized approximately $1.1 million and $0.9 million of general and administrative costs related to this recapitalization agreement, rent expense, as well as legal, travel and other costs incurred by Toucan Capital, Toucan Partners and Linda Powers on the Company's behalf. At December 31,2009 and 2010, accrued expenses payable to Toucan Capital amounted to $0.4 million and $1.5 million, respectively, and are included in the accompanying consolidated balance sheets.

Also during 2009, the Company agreed with Toucan Capital, Toucan Partners and Linda Powers that a portion of the accrued expenses owed by the Company to these parties for certain expense reimbursements will be converted into shares of common stock instead of paid in cash.  Toucan Capital, Toucan Partners and Linda Powers have paid certain expenses on behalf of the Company.  The parties agreed that these accrued expenses will be converted into common stock at a conversion rate equal to the price per share paid by unrelated investors at that time, and no less favorable than the conversion rate applied to any other creditor of the Company ($0.20 per share).  The parties are in the process of determining the amounts of unbilled accrued expenses.  The impact of the conversion will result in a reduction of liabilities for the amount converted.  In addition, the Company will recognize the value of common stock issued in excess of the amount of the accrued expenses converted, if any, as a charge to operations when the conversion takes place.  Finalization of these arrangements is in process.

We estimate that our current funding is sufficient to enable us to proceed with our current (reduced) activities under our DCVax -Brain program.  Our ongoing funding requirements will depend on many factors, including the number of staff we employ, the pace of patient enrollment in our brain cancer trial, the cost of establishing clinical studies and compassionate use/named patient programs in other countries, and unanticipated developments, including potential adverse developments in pending litigation and/or regulatory matters.  Without additional capital, we will not be able to proceed with significant enrollment in our DCVax -Brain clinical trial or move forward with compassionate use/named patients programs or with any of our other product candidates for which investigational new drug applications have been cleared by the FDA. We will also be constrained in developing our second generation manufacturing processes, which offer the potential for significant reduction in product costs.

Additional funding will be required in the near future and there can be no assurance that our efforts to seek such funding will be successful. If our capital raising efforts are unsuccessful, our inability to obtain additional cash as needed could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. Our independent registered public accounting firm has indicated in its report on our financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2010 that there is substantial doubt about our ability to continue as a going concern. We may seek additional funds through the issuance of additional common stock or other securities (equity or debt) convertible into shares of common stock, which could dilute the ownership interest of our stockholders. We may seek funding from Toucan Capital or Toucan Partners or their affiliates or other third parties. Such parties are under no obligation to provide us any additional funds, and any such funding may be dilutive to stockholders and may contain restrictive covenants that could limit our ability to take certain actions.

Contractual Obligations

The Company has numerous contractual obligations including Synteract, Media Marketing Communications, Dr. David Filer, and others. All of these contracts have been entered into in the normal course of business and are available from numerous sources.  The Company is not materially dependent on any of the parties to these contracts.

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.   Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive, financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our principal executive, financial and accounting officer concluded that, as of December 31, 2010, in light of the material weaknesses described below, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our chief executive officer, financial and accounting officer, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

Management's Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive, financial and accounting officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2010.  This evaluation was based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Based on management's evaluation as of December 31, 2010, our management identified the material weaknesses set forth below in our internal control over financial reporting:

(i)
The Company's process for internally reporting material information in a systematic manner to allow for timely filing of material information is ineffective, due to its inherent limitations from being a small company, and there exists material weaknesses in internal control over financial reporting that contribute to the weaknesses in our disclosure controls and procedures.  These weaknesses include the lack of:

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

(v)
Inadequate approval and control over transactions and commitments made on our behalf by related parties.  Specifically, during the year certain related party transactions and other material transactions were not effectively communicated to all internal personnel who needed to be involved to account for and report the transaction in a timely manner.  This resulted in material adjustments during the quarterly reviews and annual audit, respectively, that otherwise would have been avoided if effective communication and approval processes had been maintained.

Our company's management concluded that in light of the material weaknesses described above, our company did not maintain effective internal control over financial reporting as of December 31, 2010 based on the criteria set forth in Internal Control—Integrated Framework issued by the COSO.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred during the fiscal quarter ended December 31, 2010 that has materially affected, or is reasonably expected to materially affect, our internal controls over financial reporting.

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

Item 9B.   Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Our directors and their ages and positions, as of April 12, 2011, are included in the table below.  Mr. Boynton’s, Ms. Powers’ and Mr. Farmer’s biographies follow the table.

Name	Age	Position
Alton L. Boynton, Ph.D.	66	President, Chief Executive Officer, Secretary and Director
Linda F. Powers	55	Director, Chairperson
Robert A. Farmer	72	Director

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

Ms. Powers has over 15 years of experience in corporate financings and business transactions, and 10 years specializing in biotechnology investment and company building.  Ms. Powers has served for a number of years on Boards of a leading immunology research institute, a large cancer center and more than half a dozen biotechnology companies.  The Company believes this background and experience makes Ms. Powers well qualified to serve as a Director.

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

 Nominations Committee

The Nominations Committee is responsible for identifying and nominating members of the Board, recommending directors to be appointed to each committee of the Board and the chair of such committees, and overseeing the evaluation of the Board. The Board has adopted a written charter for the Nominations Committee. Linda F. Powers and Robert A. Farmer are currently members of the committee. The Nominations Committee will consider nominees recommended by stockholders pursuant to the procedures outlined in the Company’s Bylaws and as set forth herein. No Nominations Committee meetings were held during the year ended December 31, 2010.

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

Item 11.   Executive Compensation

Compensation Discussion and Analysis

Our Process

Typically, our executive compensation is comprehensively assessed and analyzed annually; however, given our limited funding since 2002, our executives have received infrequent increases in their compensation. During 2010, our executives also received equity based incentives.

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

Equity-Based Incentives

We provide our executive officers with long-term incentives through our 1998 Plan, 1999 Plan, 2001 Plan, Employee Plan and beginning in 2007, our 2007 Stock Option Plan (each, as defined under “— Equity Plans” below), all described in more detail below. On June 22, 2007, we amended the 1998 Plan, 1999 Plan, 2001 Plan and Employee Plan such that no further stock option grants may be made under any of such plans. The primary objective of these plans is to provide an incentive for employees, including our executive officers, to make decisions and take actions that maximize long-term stockholder value. The plans are designed to promote this long-term focus by using discretionary grants and long-term vesting periods. Subject to the terms of the plans, the Compensation Committee determines the terms and conditions of options granted under the plans, including the exercise price, which is based on fair value of our stock on the date of grant. For various motivation and retention considerations, option awards granted subsequent to our initial public offering in December 2001 generally vest over four years. The Compensation Committee believes that stock options provide an incentive for employees, allowing us to attract and retain high quality management and staff.  No stock options were issued to our executives in 2010.  Stock options were issued to two employees in 2009.

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

Perquisites

Historically, we have offered only a very limited number of perquisites to our executives as an incremental benefit to recognize their position within the Company. No perquisites of any kind were offered to executives in 2010.

Compensation of the President and Chief Executive Officer

In assembling the compensation package for our President and Chief Executive Officer, the Compensation Committee considers our annual and long-term performance, the performance of the President and Chief Executive Officer, and our cash resources and needs. Although the Committee’s overall goal is to set the President and Chief Executive Officer’s salary at the median level for competitors that are similar in industry size and performance, the actual level approved by the Committee may be higher or lower based upon the Committee’s subjective evaluation of the foregoing. Consistent with the foregoing, the Compensation Committee set the base salary for the President and Chief Executive Officer at $331,250 for fiscal 2010. The President and Chief Executive Officer did not receive an increase in salary or a bonus for 2010. In connection with our initial public offering on AIM, in December 2007, the Board of Directors granted the President and Chief Executive Officer an option to purchase shares of our common stock.

 On September 28, 2009 the Company entered into a retention agreement, with our president and Chief Executive Officer Dr. Alton Boynton.  Under this agreement, Dr. Boynton received a convertible note in the amounts of $75,000.  The note is convertible at the discretion of Dr. Boynton during the term of the note which expires on September 29, 2011.  The note for Dr. Boynton requires that he continues his employment at the Company as either the Chief Executive Officer or the Chief Scientific Officer, until at least September 30, 2010.  Pursuant to the retention agreement, Dr. Boynton must elect, on or before November 1, 2009, one of three alternative structures for his convertible note:  (a) payment in cash;  (b) payment in common stock of the Company at the same price per share as the Private Lender Notes issued in August and September 2009  ($0.20 per share), with the taxes being paid by the recipient and the amount of the common stock being equal to the full gross amount of the retention bonus, or (c) payment in common stock of the Company at $0.20 per share with the taxes being paid by the Company and the amount of the common stock being equal to the net after-tax amount of the retention bonus.  Also pursuant to the retention agreements, the Company has agreed with Dr. Boynton that he may elect to receive common stock in lieu of salary for up to a maximum of six (6) pay periods during 2009, at the same price per share as the New Funding being received by the Company ($0.20 per share). On October 31, 2009 Dr. Boynton elected to structure his convertible note to be paid in common stock of the Company at the same price per share as the Private Lender Notes issued in August and September 2009 ($0.20 per share), with the taxes being paid by the recipient and the amount of the common stock being equal to the full gross amount of the retention bonus. In December 2009 Dr. Boynton also elected to receive common stock in lieu of salary for six weeks. In December 2010, Dr Boynton elected to have four pay periods of salary paid in stock at $0.61 per share.

On August 21, 2009 Dr. Boynton was granted an option to purchase 1,430,486 shares of the Company’s stock of which 1,132,464 shares vested immediately with the balance vesting in five equal monthly installments between August 31 and December 31, 2009.

Summary Compensation Table

The following table sets forth certain information concerning compensation paid or accrued to our named executive officers (the “Named Executive Officers”) during the years ended December 31, 2010, 2009 and 2008

Name and Principal Position	Year	Salary		Bonus	Option Awards(1)	All Other Compensation(2)	Total

Alton L. Boynton, Ph.D. (3)	2010	$359,528	(5)	—	$—	$—	$359,528
President, Chief Executive	2009	$538,281	(4)	75,000	$768,065	$—	$1,426,346
Officer, Chief Scientific Officer and Secretary	2008	$331,250		—	$—	$504	$331,754

Anthony P. Deasey (6)	2010	$—		—	$—	$—	$—
Senior Vice President and Chief Financial Officer	2009	$—		—	$—	$—	$—
	2008	$215,331		—	$—	$378	$215,709

Marnix L. Bosch, Ph.D., M.B.A.	2010	$431,652	(7)	—	$—	$—	$431,652
Chief Technical Officer	2009	$283,750		50,000	$731,892	$—	$1,065,642
	2008	$250,000		—	$—	$672	$250,672

(1)
Represents the amount recognized for financial statement reporting purposes for 2010, 2009 and 2008 in respect of outstanding option awards at fair value, excluding any impact of assumed forfeiture rates. The assumptions made in valuing option awards reported in this column are discussed in Note 3, Stock-Based Compensation to our consolidated financial statements for the years ended December 31, 2010, 2009 and 2008, included elsewhere in this Annual Report on Form 10-K.

(2)
All Other Compensation for the year ended December 31, 2008 consisted of Company-paid premiums on term life insurance coverage up to 1.5 times the employee’s annual salary and earned but unpaid accrued vacation payments.

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

(5)	In December 2010 Dr Boynton elected to have four pay periods of salary paid in stock at $0.61 per share. The shares issued to Dr. Boynton had a market value at the issue date of $61,543.

(6)	Effective October 1, 2007, Anthony P. Deasey was named as our Chief Financial Officer. Mr. Deasey resigned from this position effective August 12, 2008.

(7)
In conjunction with a retention agreement between Dr. Bosch and the Company dated September 28, 2009 Dr. Bosch elected to have six weeks of salary paid in shares of the Company’s common stock.  The salary payment was converted into stock at a price of $0.20 per share.  The shares issued to Dr. Bosch had a market value at the issue date of $105,626. In December 2010 Dr Bosch elected to have an additional two pay periods of salary paid in stock at $0.61 per share. The shares issued to Dr. Bosch had a market value at the issue date of $30,191.

Given our financial status, there are no regularly scheduled increases in compensation.

Grants of Plan-Based Awards in 2010

The following table provides information about equity awards granted to the Named Executive Officers during the years ended December 31, 2009 and 2010. We did not grant any stock options, stock appreciation rights or restricted stock to Named Executive Officers during the fiscal year ended December 31, 2010.

Name	Grant Date	All other Option Awards: Number of Securities Underlying Options		Exercise or Base Price of Option Awards	Grant Date Closing Price of Common Stock	Grant Date Value of Option Awards
Dr. Alton Boynton	08/21/09	1,430,486	(1)	$0.55	$0.55	786,055
Dr. Marnix Bosch	06/23/09	850,000	(2)	$0.70	$0.70	594,516
Dr. Marnix Bosch	08/21/09	250,000	(3)	$0.55	$0.55	137,376

(1)
This option was granted under the 2007 Stock Option Plan.  This option grant vested over the balance of 2009 with 1,132,464 vesting on the grant date and the remainder vesting in equal installments on August 31, September 30, October 31, November 30 and December 31, 2009.

(2)	This option was granted under the 2007 Stock Option Plan. This option vests on the following schedule;

Vesting Event	# of Shares
June 23, 2009	125,000
May 31, 2010	125,000
May 31, 2011	100,000
May 31, 2012	99,996
May 31, 2013	99,996
Swiss Approval	100,000
Full Enrollment in Phase II Glioblastoma Multiforme Clinical Study	100,000
FDA Approval of NDA	100,000

(3)	This option was granted under the 2007 Stock Option Plan. This option grant vested over the balance of 2009 with 125,000 vesting on the grant date and the remainder vesting on December 31, 2009.

Outstanding Equity Awards at Fiscal Year-End

The following table shows outstanding stock option awards classified as exercisable and un-exercisable as of December 31, 2010.

	Option Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Un-exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares Units or Other rights that Have Not Vested
Alton L. Boynton	5,286	(1)		18.75	04/18/11	0	0	0	0
President and Chief	6,666	(1)		1.35	02/18/13
Executive Officer	125,142	(2)	41,714	0.60	12/31/11
	1,430,486	(3)		0.55	08/20/19

Marnix L. Bosch	333	(4)		18.75	09/20//11
Chief Technical	833	(4)		75.00	01/10/12
Officer	3,194	(4)	139	1.35	2/18/13
	4,000	(4)	1,333	1.80	12/01/13
	69,295	(5)	111,614	0.60	12/31/11
	308,338	(6)	541,662	0.70	06/23/19
	250,000	(7)		0.55	08/20/19

(1)
These options were granted under the 1999 Plan, the 2001 Plan and under Dr. Boynton’s previous employment agreement. Each of these option grants vests over a four year period. One-fourth of each option grant vests on the first anniversary of the grant date and the remaining three-fourths of each grant vests in equal monthly installments over the remaining three year vesting period.

(2)
This option was granted under the 2007 Stock Option Plan. This option grant vests over a three and one-half year period. Approximately 29% the option grant was vested immediately upon grant with respect to prior service performed. Approximately 17% vests on the first anniversary of the AIM offering (June 22, 2008) and the remaining portion vests in equal monthly installments over the remaining three year vesting period. These options were granted in recognition of past service to the Company and have an exercise price of $0.60 per share, which is equal to the conversion price of warrants issued to Toucan Partners under the Conversion Agreement. In accordance with Dr. Boynton’s option agreement as options to 1,430,846, 500,568 and 500,568 shares had not been exercised as of December 31, 2008, 2009 and 2010 respectively such options were forfeited.

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

Option Exercises and Stock Vested

No options were exercised by and no stock awards vested for the Named Executive Officers during 2010.

Pension Plans, Deferred Compensation and Severance Agreements

We do not currently offer any such plans or compensation or have any such agreements in place.

Director Compensation

The following table sets forth certain information concerning compensation paid or accrued to our non-executive directors during the year ended December 31, 2010.

Name	Year	Fees Earned or Paid in Cash		All Other Compensation(1)	Total
Linda F. Powers	2010	$100,000		$—	$100,000
Robert A. Farmer	2010	$70,613	(1)	$—	$—

(1) includes directors’ fees for 2009 (previously unpaid) as well as full year 2010.

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

Compensation Committee Interlocks and Insider Participation

From January 1, 2007 to June 22, 2007, Dr. Boynton was the sole member of our Compensation Committee and served as our President, Chief Operating Officer and Chief Scientific Officer. In addition, as discussed further under “Transactions with Related Persons” below, in 2006, Dr. Boynton exercised warrants and convertible loans covering 126,365 and 146,385 shares of our common stock, respectively. In June 2007, Dr. Boynton was replaced by Linda F. Powers and R. Steve Harris as members of the Compensation Committee. During 2008, none of our executive officers served as a member of the compensation committee (or other committee serving an equivalent function) of any other entity, one of whose executive officers served as a director on our Board or as a member of our Compensation Committee. During 2010 none of our executive officers served as (i) a director of an entity in which one of our directors served as an executive officer or (ii) a member of our Compensation Committee.

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

As of December 31, 2010, net of forfeitures, a total of 162,603 shares remain available under this plan; however, effective June 22, 2007, the Company amended the 2001 Stock Option Plan, such that no further option grants may be made under the plan.

(b) 2001 Non-employee Director Stock Incentive Plan

Under the 2001 Non-employee Director Stock Incentive Plan (the “2001 Director Plan”), 13,333 shares of the Company’s common stock have been reserved for grant of stock options to non-employee directors of the Company.  As of December 31, 2010, net of forfeitures, a total of 10,500 shares remain available under this plan; however, no further grants may be made under this plan.

(c) 2007 Stock Option Plan

The 2007 Stock Option Plan became effective on June 15, 2007 (the “2007 Stock Option Plan”).  In April 2008, the Company increased the number of shares reserved for issuance under the 2007 Stock Option Plan by 519,132 shares of its common stock for an aggregate of 6,000,000 shares of its common stock, par value $0.001 per share, reserved for issue of options granted under the plan.  In May 2010, the Company increased the number of shares reserved for issuance under the 2007 Stock Option Plan by an additional 10,000,000 shares of its common stock.  The plan provides for the grant to employees of the Company, its parents and subsidiaries, including officers and employee directors, of “incentive stock options,” as defined, and for the grant of non-statutory stock options to the employees, officers, directors, including non-employee directors, and consultants of the Company, its parents and subsidiaries.  As of December 31, 2010, net of forfeitures, a total of 10,070,528 shares remain available for issuance under this plan.

Our Board of Directors has the authority to amend or terminate this plan at any time. Amendments to the plan are subject to approval by our stockholders to the extent required by applicable law.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information regarding the beneficial ownership of our common stock as of March 31, 2011 by:

•	each person, or group of affiliated persons, who is known by us to own beneficially 5% or more of any class of our equity securities;

•	our directors;

•	each of our named executive officers, as defined in Item 402(a)(3) of Regulation S-K; and

•	our directors and executive officers as a group.

The applicable percentages of ownership are based on an aggregate of 83,100,927 shares of common stock issued and outstanding on March 31, 2011. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed shares of common stock subject to options, warrants, convertible preferred stock or convertible notes held by that person that are currently exercisable or exercisable within 60 days of March 31, 2011.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage(1)
Officers and Directors
Alton L. Boynton, Ph.D.(2)	2,017,154	2.4
Marnix L. Bosch, Ph.D., M.B.A.(3)	1,113,020	1.3
Linda F. Powers(4)	48,812,559	44.7
Robert A. Farmer	832,571	1.0
All executive officers and directors as a group (4 persons)(5)	32,730,999	29.3
5% Security Holders
Toucan Capital Fund II, L.P.(6)	27,556,383	28.2
7600 Wisconsin Avenue, Suite 700, Bethesda, MD 20814
Toucan Partners, LLC(7)	18,683,466	19.7
7600 Wisconsin Avenue, Suite 700, Bethesda, MD 20814
Regen Med Acquisition Corp (8)	9,378,660	11.3
1313 N. Market Street, Suite 5100 Wilmington, DE 19801
Al Rajhi Holdings (9)	6,353,872	7.5
Rue Maurice 3 1204 Geneve Switzerland
Al Salam Opportunities Limited	2,590,270	3.1
4th Floor Harbour Center
P.O. Box 613 George Town
Grand Cayman, British West Indies, KY1-1001

(1)	Percentage represents beneficial ownership percentage of common stock calculated in accordance with SEC rules and does not equate to voting percentages.

(2)	Includes 1,776,150 shares of common stock issuable upon exercise of options that are exercisable within 60 days of March 31, 2011.

(3)	Includes 779,003 shares of common stock issuable upon exercise of options that are exercisable within 60 days of March 31, 2011.

(4)
Includes (i) 12,866,324 shares of common stock held by Toucan Capital; (ii) 14,690,059 shares of common stock currently issuable upon exercise of warrants that are exercisable within 60 days of March 31, 2011 held by Toucan Capital; (iii) 7,937,981shares of common stock held by Toucan Partners and (iv) 11,505,485 shares of common stock currently issuable upon exercise of warrants that are exercisable within 60 days of March 31, 2011 held by Toucan Partners  Ms. Powers is a managing member of Toucan Management, LLC, which is the manager of Toucan Capital, and is a managing member of Toucan Partners and is majority owner of Regen Med Acquisition Corp.

(5)
Includes 2,555,153 shares issuable to officers and directors upon exercise of options that are exercisable within 60 days of March 31, 2011. Excludes 20,044,305 shares of common stock as to which Ms. Powers disclaims beneficial ownership. See Note 4 above.

(6)	Includes 14,690,059 shares of common stock currently issuable upon exercise of warrants that are exercisable within 60 days of March 31, 2011 held by Toucan Capital.

(7)	Includes 11,505,485 shares of common stock currently issuable upon exercise of warrants that are exercisable within 60 days of March 31, 2011 held by Toucan Partners.

(8)	Includes 4,689,330 shares of common stock currently issuable upon exercise of warrants that are exercisable within 60 days of March 31, 2011 held by Regen Med.

(9)	Includes 1,743,411 shares of common stock currently issuable upon exercise of warrants that are exercisable within 60 days of March 31, 2011 held by Al Rajhi.

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

On October 1, 2010 Toucan Partners loaned the Company $900,000 by repaying a portion of the Bridge Funding Note payable to Regen Med Acquisition Corporation (“Regen Med”) originating on July 14, 2010 under a 6% convertible promissory note on the same terms and conditions as the September Notes that the Company had negotiated and executed with non-affiliated investors on September 28, 2010, secured by an interest in all the Company’s assets, due on December 1, 2010. The conversion feature of the note allows Toucan Partners to convert the principal into shares of common stock at a conversion price of $0.75. Additionally, Toucan Partners received 100% warrant coverage, on the same terms and conditions as the September Notes (including the same market formula for the warrant exercise price), at $0.82 per share. In the event of default, Toucan Partners was entitled to adjust the interest rate to 9% per annum for the default period and to be granted an additional 100% warrant coverage at $0.82 per share.  The Company did not repay the loan on December 1, 2010 however Toucan waived its right to increase the interest rate and waived its right to the additional warrant.  The loan was repaid in full by December 31, 2010.

In December 2010 Toucan Capital transferred 6,433,162 shares of common stock and 7,345,030 warrants to purchase shares of the Company’s common stock to Regen Med Acquisition Corp (“Regen Med”), a non-affiliate third party.

As a result of the financings described above, as of December 31, 2010 Toucan Capital held:

•	an aggregate of 12,866,324 shares of Common Stock;

•	warrants to purchase 9,433,821 shares of Common Stock at an exercise price of $0.60 per share (net of 4,716,911 transferred to Regen Med);

•	warrants to purchase 5,256,238 shares of Common Stock at an exercise price of $0.60 per share (net of 2,628,119 transferred to Regen Med);

As a result of the financings described above, and other open market transactions, as of December 31, 2010, Toucan Partners and its managing member Ms. Linda Powers held:

•	an aggregate of 10,510,691 shares of Common Stock;

•	warrants to purchase 8,832,541 shares of Common Stock at an exercise price of $0.60 per share;

•	warrants to purchase 1,097,561 shares of Common Stock at an exercise price of $0.82 per share;

•	warrants to purchase 513,841 shares of common stock at an exercise price of $0.41 per share;

•	warrants to purchase 132,500 shares of common stock at an exercise price of $0.40 per share;

•	Warrants to purchase 86,667 shares of common stock at an exercise price of $0.75 per share

•	warrants to purchase 842,375 shares of common stock at an exercise price of $0.20 per share;

As of December 31, 2010, Toucan Capital, including the holdings of Toucan Partners, held 22,377,015 shares of common stock, representing approximately 32.0% of the common stock outstanding.  Further, as of December 31, 2010, Toucan Capital, including the holdings of Toucan Partners, beneficially owned (including unexercised warrants) 49,572,559 shares of common stock, representing a beneficial ownership interest of approximately 40.5%.

On March 21, 2008, the Company executed a Sublease Agreement (the “Sublease Agreement”) with Toucan Capital Corporation for the space the Company uses as its headquarters at 7600 Wisconsin Avenue, Suite 750, Bethesda, Maryland. The Sublease Agreement is effective as of July 1, 2007 and expires on October 31, 2016, unless sooner terminated according to its terms. The Company was and remains obligated to pay operating expenses allocable to the subleased premises under Toucan Capital Corporation’s master lease.  Effective November 30, 2009, the Sublease was terminated in connection with termination and buyout of the overall lease of this space.  (The overall lease and the Company’s Sublease had 7 years left to run at that time).  The termination and buyout did not require any lump sum exit payment.  Instead, it requires a partial payout over several years.  During 2011the obligation for the Company is  than $5,000 per month.

Cognate

On July 30, 2004, the Company entered into a service agreement with Cognate Therapeutics, Inc. (now known as Cognate BioServices, Inc., or Cognate), a contract manufacturing and services organization in which Toucan Capital has a majority interest. In addition, two of the principals of Toucan Capital are members of Cognate’s board of directors and, on May 17, 2007, the managing director of Toucan Capital was appointed to serve as a director of the Company and to serve as the non-executive Chairperson of the Company’s Board of Directors. Under the service agreement, the Company agreed to utilize Cognate’s services for an initial two-year period, related primarily to manufacturing DCVax product candidates, regulatory advice, research and development preclinical activities and managing clinical trials. The agreement expired on July 30, 2006; however, the Company continued to utilize Cognate’s services under the same terms as set forth in the expired agreement. On May 17, 2007, the Company entered into a new service agreement with Cognate pursuant to which Cognate will provide certain consulting and, when needed, manufacturing services to the Company for its DCVax -Brain Phase II clinical trial. Under the terms of the new contract, the Company paid a non-refundable contract initiation fee of $250,000 and committed to pay budgeted monthly service fees of $400,000, subject to quarterly true-ups, and monthly facility fees of $150,000. Under the terms of the contract unless the contract is terminated earlier the contract will expire at the earlier of (i) the submission of an FDA biological license application/new drug application on the Company’s brain cancer clinical trial or (ii) July 1, 2010. The Company may terminate this agreement with 180 days notice and payment of all reasonable wind-up costs and Cognate may terminate the contract in the event that the brain cancer clinical trial fails to complete enrollment by July 1, 2009. However, if such termination by the Company occurs at any time prior to the earlier of the submission of an FDA biological license application/new drug application on the Company’s brain cancer clinical trial or July 1, 2010 or, such termination by Cognate results from failure of the brain cancer clinical trial to complete patient enrollment by July 1, 2009, the Company is obligated to make an additional termination fee payment to Cognate equal to $2 million.  Although the Company failed to complete enrollment the brain cancer clinical trial by July 1, 2009 Cognate reserved its rights but did not trigger the $2 million termination penalty as of December 31, 2009.  Since July 1, 2009 with the mutual agreement of Cognate and the Company the agreement has continued on a month to month basis on the same terms as included in the original agreement.

Cognate has a cGMP (clean room manufacturing under current Good Manufacturing Practices) facility with a capacity for approximately 600 patients per year, which we believe will be sufficient for our Phase II clinical trial for DCVax -Brain. We have a plan with Cognate to accommodate an increase in production capacity based on demand and have detailed plans and cost analysis for additional  modular expansions which should increase the capacity of the current facilities from approximately 600 patients to over 9,000 patients per year. We believe that Cognate’s current facilities are sufficient to cover additional agreements for our initial commercialization efforts

During 2009, the Company and Cognate agreed that most of the accounts payable owed by the Company to Cognate, will be converted into shares of common stock instead of paid in cash.  The conversion price will be no less favorable than the conversion price applied to any other creditor of the Company. The lowest conversion price applied to any other creditor of the Company to date following the agreement is $0.20 per share. Accordingly, if no lower conversion price is applied to any other creditor prior to completion of the Cognate conversion, the Cognate conversion will take place at $0.20 per share. The impact of the conversion will result in a reduction of liabilities for the amount converted.  In addition, the Company will recognize the value of common stock issued in excess of the amount of accounts payable converted, if any, as a charge to operations when the conversion takes place.  Initial review of the payables by both parties indicated a difference in the parties’ respective understanding of the amounts due. The parties have now agreed that the amount due to Cognate at December 31, 2010, was $10.2 million and the Company has recognized $3.6 million in additional expense in 2010. Finalization of the conversion arrangements are in process.

Also during 2009, the Company agreed with Toucan Capital, Toucan Partners and Linda Powers (the Board’s Chairperson) that accrued expenses owed by the Company to these parties for certain expense reimbursements will be converted into shares of common stock instead of paid in cash.  The parties agreed that these accrued expenses will be converted into common stock at a conversion rate equal to the price per share paid by unrelated investors at that time, and no less favorable than the conversion rate applied to any other creditor of the Company ($0.20 per share).  The impact of the conversion will result in a reduction of liabilities for the amount converted.  In addition, the Company will recognize the value of common stock issued in excess of the amount of the accrued expenses converted, if any, as a charge to operations when the conversion takes place.  Finalization of these arrangements is in process.

During the years ending December 31, 2009 and 2010, respectively, we recognized approximately $7.8 million and $4.2 million of research and development costs related to this service agreement. As of December 31, 2009 and 2010, the Company owed Cognate approximately $5.9 million and $10.2 million, respectively. In February 2011 Cognate sold $1,650,000 of the amount due to the Company to a non-affiliated third party.

Director Independence

We have one independent director on our Board of Directors and will insure that all transactions are on terms at least as favorable to the Company as we would negotiate with unrelated third parties

Item 14.   Principal Accounting Fees and Services

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2009 and 2010 by Peterson Sullivan LLP, our principal independent registered public accounting firm.

Fiscal Year Ended December 31:	2009	2010
Audit Fees	$123,244	$101,264
Tax Fees	4,701	5,365
Total	$127,945	$106,629

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
Bethesda, Maryland

We have audited the accompanying consolidated balance sheets of Northwest Biotherapeutics, Inc. and Subsidiary (a development stage company) ("the Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and for the period from March 18, 1996 (date of inception) to December 31, 2010.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northwest Biotherapeutics, Inc. and Subsidiary (a development stage company) as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, and for the period from March 18, 1996 (date of inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has experienced recurring losses from operations since inception, net operating cash flow deficits and has a deficit accumulated during the development stage.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans regarding these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN LLP

Seattle, Washington
April 21, 2011

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2009	December 31, 2010
	(In thousands)
ASSETS
Current assets:
Cash	$65	$153
Prepaid expenses and other current assets	36	86
Total current assets	101	239

Property and equipment:
Laboratory equipment	29	29
Office furniture and other equipment	82	123
	111	152
Less accumulated depreciation and amortization	(111)	(113)
Property and equipment, net	-	39
Deposit and other non-current assets	2	16
Total assets	$103	$294

LAIBILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,249	$2,835
Accounts payable, related party	6,328	10,527
Accrued expenses	1,874	2,074
Accrued expenses, related party	1,329	1,749
Notes payable	2,650	1,364
Note payable to related parties	4,000	4,000
Convertible notes payable, net	-	2,736
Embedded derivative liability	-	839
Total current liabilities	19,430	26,124

Long term liabilities:
Notes payable	-	350
Convertible notes payable, net	1,061	555
Convertible notes payable to related party, net	298	949
Total long term liabilities	1,359	1,854
Total liabilities	20,789	27,978
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized and none issued and outstanding
Common stock, $0.001 par value; 150,000,000 shares authorized, 58,877,087 and 73,118,471 shares issued and outstanding at December 31, 2009 and 2010, respectively	58	73
Additional paid-in capital	170,885	191,344
Deficit accumulated during the development stage	(191,580)	(218,948)
Cumulative translation adjustment	(49)	(153)
Total stockholders’ equity (deficit)	(20,686)	(27,684)
Total liabilities and stockholders’ equity (deficit)	$103	$294

See accompanying notes to the consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)

			Period from
			March 18,
			1996
			(Inception)
	Year Ended December 31		to December
	2009	2010	31, 2010
	(in thousands, except per share data)
Revenues:
Research material sales	$10	$10	$570
Contract research and development from related parties	-	-	1,128
Research grants and other	-	-	1,061
Total revenues	10	10	2,759
Operating cost and expenses:
Cost of research material sales	-	-	382
Research and development	9,588	9,899	76,812
General and administration	7,482	5,463	61,989
Depreciation and amortization	7	2	2,353
Loss on facility sublease	-	-	895
Asset impairment loss and other (gain) loss	389	-	2,445
Total operating costs and expenses	17,466	15,364	144,876
Loss from operations	(17,456)	(15,354)	(142,117)
Other income (expense):
Warrant valuation	-	-	6,759
Loan conversion inducement	(5,617)	(4,673)	(10,290)
Derivative valuation gain (loss)	-	54	54
Gain on sale of intellectual property and property and equipment	-	-	3,664
Interest expense	(3,881)	(7,884)	(33,916)
Interest income and other	-	489	1,707
Net loss	(26,954)	(27,368)	(174,139)
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	-	-	(12,349)
Modification of Series A preferred stock warrants	-	-	(2,306)
Modification of Series A-1 preferred stock warrants	-	-	(16,393)
Series A preferred stock dividends	-	-	(334)
Series A-1 preferred stock dividends	-	-	(917)
Warrants issued on Series A and Series A-1 preferred stock dividends	-	-	(4,664)
Accretion of Series A preferred stock mandatory redemption obligation	-	-	(1,872)
Series A preferred stock redemption fee	-	-	(1,700)
Beneficial conversion feature of Series D preferred stock	-	-	(4,274)
Net loss applicable to common stockholders	$(26,954)	$(27,368)	$(218,948)
Net loss per share applicable to common stockholders — basic and diluted	$(0.56)	$(0.41)
Weighted average shares used in computing basic and diluted net loss per share	47,961	67,063

See accompanying notes to the consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

									Deficit
									Accumulated
			Preferred Stock		Preferred Stock		Additional		During the	Cumulative	Total
	Common Stock		Series A	Series A-1			Paid-In	Deferred	Development	Translation	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Adjustment	Equity (Deficit)
	(In thousands)
Balances at March 18, 1996	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—
Accretion of membership units mandatory redemption obligation	—	—	—	—	—	—	—	—	(106)	—	(106)
Net loss	—	—	—	—		—	—	—	(1,233)	—	(1,233)
Balances at December 31, 1996	—	—	—	—	—	—	—	—	(1,339)	—	(1,339)
Accretion of membership units mandatory redemption obligation	—	—	—	—	—	—	—	—	(275)	—	(275)
Net loss	—	—	—	—	—	—	—	—	(2,560)	—	(2,560)
Balances at December 31, 1997	—	—	—	—	—	—	—	—	(4,174)	—	(4,174)
Conversion of membership units to common stock	2,203	2	—	—	—	—	—	—	(2)	—	—
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	—	—	—	—	(329)	—	(329)
Net loss	—	—	—	—	—	—	—	—	(4,719)	—	(4,719)
Balances at December 31, 1998	2,203	2	—	—	—	—	—	—	(9,224)	—	(9,222)
Issuance of Series C preferred stock warrants for services related to sale of Series C preferred shares	—	—	—	—	—	—	394	—	—	—	394
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	—	—	—	—	(354)	—	(354)
Net loss	—	—	—	—	—	—	—	—	(5,609)	—	(5,609)
Balances at December 31, 1999	2,203	2	—	—	—	—	394	—	(15,187)	—	(14,791)
Issuance of Series C preferred stock warrants in connection with lease agreement	—	—	—	—	—	—	43	—	—	—	43
Exercise of stock options for cash	2	—	—	—	—	—	1	—	—	—	1
Issuance of common stock at $0.85 per share for license rights	5	—	—	—	—	—	4	—	—	—	4
Issuance of Series D preferred stock warrants in convertible promissory note offering	—	—	—	—	—	—	4,039	—	—	—	4,039
Beneficial conversion feature of convertible promissory notes	—	—	—	—	—	—	1,026	—	—	—	1,026
Issuance of Series D preferred stock warrants for services related to sale of Series D preferred shares	—	—	—	—	—	—	368	—	—	—	368
Issuance of common stock warrants in conjunction with issuance of promissory note	—	—	—	—	—	—	3	—	—	—	3
Cancellation of common stock	(275)	—	—	—	—	—	—	—	—	—	—
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	—	—	—	—	(430)	—	(430)
Net loss	—	—	—	—		—	—	—	(12,779)	—	(12,779)
Balances at December 31, 2000	1,935	2	—	—	—	—	5,878	—	(28,396)	—	(22,516)
Issuance of Series D preferred stock warrants in conjunction with refinancing of note payable to stockholder	—	—	—	—	—	—	225	—	—	—	225
Beneficial conversion feature of convertible promissory note	—	—	—	—	—	—	456	—	—	—	456
Beneficial conversion feature of Series D preferred stock	—	—	—	—	—	—	4,274	—	(4,274)	—	—
Issuance of Series D preferred stock warrants for services related to the sale of Series D preferred shares	—	—	—	—	—	—	2,287	—	—	—	2,287
Exercises of stock options and warrants for cash	1,158	1	—	—	—	—	407	—	—	—	408
Issuance of common stock in initial public offering for cash, net of offering costs of $2,845	4,000	4	—	—	—	—	17,151	—	—	—	17,155
Conversion of preferred stock into common stock	9,776	10	—	—	—	—	31,569	—	—	—	31,579
Series A preferred stock redemption fee	—	—	—	—	—	—	—	—	(1,700)	—	(1,700)
Issuance of stock options to nonemployees for services	—	—	—	—	—	—	45	—	—	—	45
Deferred compensation related to employee stock options	—	—	—	—	—	—	1,330	(1,330)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	314	—	—	314
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	—	—	—	—	(379)	—	(379)
Net loss	—	—	—	—	—	—	—	—	(10,940)	—	(10,940)
Balances at December 31, 2001	16,869	17	—	—	—	—	63,622	(1,016)	(45,689)	—	16,934
Issuance of unregistered common stock	1,000	1	—	—	—	—	199	—	—	—	200
Issuance of common stock, Employee Stock Purchase Plan	9	—	—	—	—	—	6	—	—	—	6
Issuance of common stock warrants to Medarex	—	—	—	—	—	—	80	—	—	—	80
Issuance of restricted stock to nonemployees	8	—	—	—	—	—	34	—	—	—	34
Issuance of stock options to nonemployees for service	—	—	—	—	—	—	57	—	—	—	57
Issuance of stock options to employees	—	—	—	—	—	—	22	(22)	—	—	—
Cancellation of employee stock options	—	—	—	—	—	—	(301)	301	—	—	—
Exercise of stock options and warrants for cash	32	—	—	—	—	—	18	—	—	—	18
Deferred compensation related to employee restricted stock option	99	—	—	—	—	—	449	(449)	—	—	—
Cancellation of employee restricted stock grants	(87)	—	—	—	—	—	(392)	392	—	—	—
Amortization of deferred compensation, net	—	—	—	—	—	—	—	350	—	—	350
Net loss	—	—	—	—	—	—	—	—	(12,804)	—	(12,804)
Balances at December 31, 2002	17,930	18	—	—	—	—	63,794	(444)	(58,493)	—	4,875
Issuance of unregistered common stock to Medarex	1,000	1	—	—	—	—	199	—	—	—	200
Issuance of unregistered common stock to Nexus	90	—	—	—	—	—	35	—	—	—	35
Issuance of common stock warrants to Medarex	—	—	—	—	—	—	80	—	—	—	80
Issuance of warrants with convertible promissory note	—	—	—	—	—	—	221	—	—	—	221
Beneficial conversion feature of convertible promissory note	—	—	—	—	—	—	114	—	—	—	114
Issuance of common stock, Employee Stock Purchase Plan	4	—	—	—	—	—	—	—	—	—	—
Exercise of stock options and warrants for cash	8	—	—	—	—	—	—	—	—	—	—
Cancellation of employee restricted stock grants	(4)	—	—	—	—	—	(20)	20	—	—	—
Cancellation of employee stock options	—	—	—	—	—	—	(131)	131	—	—	—
Amortization of deferred compensation, net	—	—	—	—	—	—	—	240	—	—	240
Non-employee stock compensation	—	—	—	—	—	—	2	—	—	—	2
Net loss	—	—	—	—	—	—	—	—	(5,752)	—	(5,752)
Balances at December 31, 2003	19,028	19	—	—	—	—	64,294	(53)	(64,245)	—	15
Issuance of warrants with convertible promissory note	—	—	—	—	—	—	1,711	—	—	—	1,711
Beneficial conversion feature of convertible promissory note	—	—	—	—	—	—	1,156	—	—	—	1,156
Issuance of common stock, Employee Stock Purchase Plan	1	—	—	—	—	—	—	—	—	—	—
Cancellation of employee stock options	—	—	—	—	—	—	(5)	5	—	—	—
Amortization of deferred compensation, net	—	—	—	—	—	—	—	41	—	—	41
Warrant valuation			—	—	—	—	368	—	—	—	368
Net loss	—	—	—	—	—	—	—	—	(8,508)	—	(8,508)
Balances at December 31, 2004	19,029	19	—	—	—	—	67,524	(7)	(72,753)	—	(5,217)
Issuance of unregistered common stock and preferred stock to Toucan Capital	—	—	32,500	33	—	—	1,243	—	—	—	1,276
Issuance of stock options to non-employees for services	—	—	—	—	—	—	3	—	—	—	3
Issuance of warrants with convertible promissory note	—	—	—	—	—	—	1,878	—	—	—	1,878
Exercise of stock options and warrants for cash	49	—	—	—	—	—	4	—	—	—	4
Amortization of deferred compensation, net	—	—	—	—	—	—	—	7	—	—	7
Beneficial conversion feature of convertible promissory note	—	—	—	—	—	—	1,172	—	—	—	1,172
Common Stock warrant liability	—	—	—	—	—	—	(604)	—	—	—	(604)
Net loss	—	—	—	—	—	—	—	—	(9,937)	—	(9,937)
Balances at December 31, 2005	19,078	19	32,500	33	—	—	71,220	—	(82,690)	—	(11,418)
Issuance of common stock to PIPE Investors for cash, net of cash and non-cash offering costs of $837	39,468	39	—	—	—	—	4,649	—	—	—	4,688
Issuance of warrants to PIPE investment bankers	—	—	—	—	—	—	395	—	—	—	395
Conversion of notes payable due to Toucan Capital to Series A-1 preferred stock	—	—	—	—	4,817	5	7,702	—	—	—	7,707
Conversion of notes payable due to management to common stock	2,688	3	—	—	—	—	266	—	—	—	269
Issuance of warrants with convertible promissory notes	—	—	—	—	—	—	236	—	—	—	236
Exercise of stock options and warrants for cash	66	—	—	—	—	—	9	—	—	—	9
Exercise of stock options and warrants — cashless	3,942	4	—	—	—	—	(4)	—	—	—	—
Stock compensation expense	—	—	—	—	—	—	19	—	—	—	19
Beneficial conversion feature of convertible promissory note	—	—	—	—	—	—	64	—	—	—	64
Common Stock warrant liability	—	—	—	—	—	—	(6,523)	—	—	—	(6,523)
Net loss	—	—	—	—	—	—	—	—	(1,395)	—	(1,395)
Balances at December 31, 2006	65,241	65	32,500	33	4,817	5	78,033	—	(84,085)	—	(5,949)
Conversion of common stock at par related to the reverse stock split	(60,892)	(61)	—	—	—	—	61	—	—	—	—
Conversion of Series A and A-1 preferred stock into common stock	15,012	15	(32,500)	(33)	(4,817)	(5)	23	—	—	—	—
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	6,861	7	—	—	—	—	12,342	—	(12,349)	—	—
Modification of preferred stock Series A and Series A-1 warrants	—	—	—	—	—	—	18,699	—	(18,699)	—	—
Series A and Series A-1 preferred stock dividend payment	—	—	—	—	—	—	—	—	(1,251)	—	(1,251)
Warrants issued on Series A and Series A-1 preferred stock dividends	—	—	—	—	—	—	4,664	—	(4,664)	—	—
Issuance of common stock in initial public offering on the AIM London market for cash, net of offering costs of $3,965	15,789	16	—	—	—	—	25,870	—	—	—	25,886
Remeasurement of warrants issued in connection with convertible promissory notes	—	—	—	—	—	—	4,495	—	—	—	4,495
Remeasurement of beneficial conversion feature related to convertible promissory notes	—	—	—	—	—	—	1,198	—	—	—	1,198
Exercise of warrants — cashless	335	—	—	—	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	—	—	2,679	—	—	—	2,679
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	(4)	(4)
Net loss	—	—	—	—	—	—	—	—	(21,247)	—	(21,247)
Total comprehensive loss											(21,251)
Balances at December 31, 2007	42,346	42	—	—	—	—	148,064	—	(142,295)	(4)	5,807

Stock issuance in exchange for license option	122	—	—	—	—	—	225	—	—	—	225
Exercise of stock options — cashless	25	—	—	—	—	—	1	—	—	—	1
Stock compensation expense	—	—	—	—	—	—	3,001	—	—	—	3,001
								—
Issuance of warrants with promissory notes	—	—	—	—	—	—	1,017	—	—	—	1,017
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	(20)	(20)
Net loss	—	—	—	—	—	—	—	—	(22,331)	—	(22,331)
Total comprehensive loss											(22,351)
Balances at December 31, 2008	42,493	42	—	—	—	—	152,308	—	(164,626)	(24)	(12,300)

Exercise of stock options — cashless	20	—	—	—	—	—	—	—	—	—	—
Exercise of warrants — cashless	1,214	—	—	—	—	—	—	—	—	—	—
Issuance of common stock in private placements	2,378	2	—	—	—	—	1,391	—	—	—	1,393
Stock compensation expense	—	—	—	—	—	—	2,712	—	—	—	2,618
Debt Discount related to beneficial conversion	—	—	—	—	—	—	2,578	—	—	—	2,578
Warrants issued for services	—	—	—	—	—	—	1,645	—	—	—	1,645
Stock and warrants issued for services	3,662	3	—	—	—	—	2,819	—	—	—	2,916
Loan conversion	563	1	—	—	—	—	111	—	—	—	112
Loan conversion and conversion inducement	8,547	10	—	—	—	—	7,321	—	—	—	7,331

Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	(25)	(25)
Net loss	—	—	—	—	—	—	—	—	(26,954)	—	(26,954)
Total comprehensive loss											(26,979)
Balances at December 31, 2009	58,877	58	—	—	—	—	170,885	—	(191,580)	(49)	(20,686)

Stock compensation expense	—	—	—	—	—	—	2,004	—	—	—	2,004
Debt discount related to beneficial conversion and warrants	—	—	—	—	—	—	3,254	—	—	—	3,254
Stock and warrants issued for services	2,264	2	—	—	—	—	2,246	—	—	—	2,248
Interest extensions and warrant valuations	1,139	1	—	—	—	—	2,627	—	—	—	2,628
Issuance of common stock in private placements	5,118	6	—	—	—	—	3,832	—	—	—	3,838
Loan conversion and conversion inducement	5,720	6	—	—	—	—	6,406	—	—	—	6,412
Sale of warrants	—	—	—	—	—	—	90	—	—	—	90
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	(104)	(104)
Net loss	—	—	—	—	—	—	—	—	(27,368)	—	(27,368)
Total comprehensive loss											(27,472)
Balance at December 31, 2010	73,118	$73	$—	$—	$—	$—	$191,344	$—	$(218,948)	$(153)	$(27,684)

See accompanying notes to the consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOW

			Period from March 18,
			1996 (Inception) to
	Year Ended December 31,		December 31,
	2009	2010	2010
	(in thousands)
Cash Flows from Operating Activities:
Net Loss	$(26,954)	$(27,368)	$(174,139)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	7	2	2,353
Amortization of deferred financing costs	-	-	320
Amortization debt discount	1,337	4,508	24,209
Derivative valuation (gain) loss	-	(54)	(54)
Accrued interest converted to preferred stock	-	-	260
Accreted interest on convertible promissory note	-	-	1,484
Stock-based compensation costs	2,618	2,004	11,414
Stock and warrants issued for services and other expenses	4,776	4,559	9,335
Loan conversion inducement	5,617	4,673	10,290
Warrant valuation	-	-	(6,759)
Asset impairment loss and loss (gain) on sale of properties	389	-	(936)
Loss on facility sublease	-	-	895
Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	1	-	-
Prepaid expenses and other current assets	1,031	(64)	624
Accounts payable and accrued expenses	405	745	5,790
Related party accounts payable and accrued expenses	6,096	4,619	12,276
Accrued loss on sublease	-	-	(265)
Deferred rent	-	-	410
Net Cash used in Operating Activities	(4,677)	(6,376)	(102,493)
Cash Flows from Investing Activities:
Purchase of property and equipment, net	(2)	(41)	(5,044)
Proceeds from sale of property and equipment	-	-	258
Proceeds from sale of intellectual property	-	-	1,816
Proceeds from sale of marketable securities	-	-	2,000
Refund of security deposit	-	-	(3)
Transfer of restricted cash	-	-	(1,035)
Net Cash used in Investing Activities	(2)	(41)	(2,008)
Cash Flows from Financing Activities:
Proceeds from issuance of note payable	2,060	1,140	5,850
Proceeds from issuance of convertible notes payable to related parties	1,300	-	1,300
Proceeds from issuance of note payable to related parties	-	-	11,250
Repayment of note payable to related party	-	(900)	(7,600)
Proceeds from issuance of convertible promissory note and warrants, net of issuance costs	-	2,992	16,091
Repayment of convertible promissory note	-	(551)	(670)
Borrowing under line of credit, Northwest Hospital	-	-	2,834
Repayment of line of credit, Northwest Hospital	-	-	(2,834)
Payment on capital lease obligations	-	-	(323)
Payments on note payable	-	-	(420)
Proceeds from issuance preferred stock, net	-	-	28,708
Proceeds from exercise of stock options and warrants	-	-	228
Proceeds from issuance common stock, net	1,393	3,838	53,574
Proceeds for sale of stock warrant	-	90	90
Payment of preferred stock dividends	-	-	(1,251)
Series A preferred stock redemption fee	-	-	(1,700)
Deferred financing costs	-	-	(320)
Net Cash provided by Financing Activities	4,753	6,609	104,807
Effect of exchange rates on cash	(25)	(104)	(153)
Net increase in cash	49	88	153
Cash at beginning of period	16	65	-
Cash at end of period	$65	$153	$153

Supplemental disclosure of cash flow information — Cash paid during the period for interest	$-	$-	$1,879
Supplemental schedule of non-cash financing activities:
Equipment acquired through capital leases	$-	$-	$285
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	-	-	12,349
Issuance of common stock in connection conversion of notes payable and accrued interest	1,500	1,786	3,286
Modification of Series A preferred stock warrants	-	-	2,306
Modification of Series A-1 preferred stock warrants	-	-	16,393
Warrants issued on Series A and Series A-1 preferred stock dividends	-	-	4,664
Common stock warrant liability	-	-	11,841
Accretion of mandatorily redeemable Series A preferred stock redemption obligation	-	-	1,872
Debt discount on promissory notes	2,578	3,254	14,091
Conversion of convertible promissory notes and accrued interest to Series D preferred stock	-	-	5,324
Conversion of convertible promissory notes and accrued interest to Series A-1 preferred stock	-	-	7,707
Conversion of convertible promissory notes and accrued interest to common stock	-	-	269
Issuance of Series C preferred stock warrants in connection with lease agreement	-	-	43
Issuance of common stock for license rights	-	-	4
Liability for and issuance of common stock and warrants to Medarex	-	-	840
Issuance of common stock to landlord	-	-	35
Deferred compensation on issuance of stock options and restricted stock grants	-	-	759
Cancellation of options and restricted stock	-	-	849
Financing of prepaid insurance through note payable	-	-	491
Stock subscription receivable	-	-	480

See accompanying notes to the consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1)  Organization and Description of Business

Northwest Biotherapeutics, Inc. and its majority owned subsidiary NW Bio Europe Sarl (collectively, the “Company”, “we”, “us” and “our”) was organized to discover and develop innovative diagnostics and immunotherapies for prostate and brain cancer. During 1998, the Company incorporated as a Delaware corporation. Prior to 1998, the Company was a limited liability company, which was formed on March 18, 1996. The Company is a development stage company, has yet to generate significant revenues from its intended business purpose and has no assurance of future revenues. While in the development stage, the Company’s principal activities have included defining and conducting research programs, conducting clinical trials, raising capital and recruiting scientific and management personnel.

(2)  Operations and Financing

Liquidity

The Company has experienced recurring losses from operations, and, as of December 31, 2010, had a working capital deficit of $25.9 million and a deficit accumulated during the development stage of $218.9 million. Of this $218.9 million deficit, $102.5 million (less than half) reflects cash used in operations, and the remaining $116.4 million reflects non-cash accounting measures.

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

On October 1, 2010 Toucan Partners loaned the Company $900,000 by repaying a portion of the Bridge Funding Note payable to Regen Med Acquisition Corporation (“Regen Med”) originating July 14, 2010 under a 6% convertible promissory note on the same terms and conditions as the September Notes that the Company had negotiated and executed with non-affiliated investors on September 28, 2010, secured by an interest in all the Company’s assets, due on December 1, 2010. The conversion feature of the note allows Toucan Partners to convert the principal into shares of common stock at a conversion price of $0.75. Additionally, Toucan Partners received 100% warrant coverage, on the same terms and conditions as the September Notes (including the same market formula for the warrant exercise price), at $0.82 per share. In the event of default, Toucan Partners was entitled to adjust the interest rate to 9% per annum for the default period and to be granted an additional 100% warrant coverage at $0.82 per share.  The Company did not repay the loan on December 1, 2010 however Toucan Partners waived its right to increase the interest rate and waived its right to the additional warrant.  The loan was repaid in full by December 31, 2010.

In December 2010 Toucan Capital transferred 6,433,162 shares of common stock and 7,345,030 warrants to purchase shares of the Company’s common stock to Regen Med, a non-affiliate third party.

As a result of the financings described above, as of December 31, 2010 Toucan Capital held:

•	an aggregate of 12,866,324 shares of Common Stock;

•	warrants to purchase 9,433,821 shares of Common Stock at an exercise price of $0.60 per share (net of 4,716,911 warrants transferred to Regen Med stockholders); and

•	warrants to purchase 5,256,238 shares of Common Stock at an exercise price of $0.15 per share (net of 2,628,119 warrants transferred to Regen Med stockholders).

As a result of the financings described above, and other open market transactions, as of December 31, 2010, Toucan Partners and its managing member Ms. Linda Powers held:

•	an aggregate of 10,510,691 shares of Common Stock;

•	warrants to purchase 8,832,541 shares of Common Stock at an exercise price of $0.60 per share;

•	warrants to purchase 1,097,561 shares of Common Stock at an exercise price of $0.82 per share;

•	warrants to purchase 132,500 shares of common stock at an exercise price of $0.40;

•	warrants to purchase 86,667 shares of common stock at an exercise price of $0.75 per share; and

•	warrants to purchase 842,375 shares of common stock at an exercise price of $0.20.

As of December 31, 2010, Toucan Capital, including the holdings of Toucan Partners, and its managing member Ms Linda Powers held 23,377,015 shares of common stock, representing approximately 32.0% of the common stock outstanding.  Further, as of December 31, 2010, Toucan Capital, including the holdings of Toucan Partners, and its managing member Ms Linda Powers beneficially owned (including unexercised warrants) 49,572,559 shares of common stock, representing a beneficial ownership interest of approximately 40.5%.

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

During September, 2010, the Company sold to a private investor 266,667 shares of common stock at $0.75 per share for net proceeds of $200,000. In connection with this private placement, the Company issued warrants to purchase 40,000 shares of common stock.

On October 19, 2010, the Company sold approximately 200,000 shares of common stock at a purchase price of $0.75 per share and raised aggregate gross proceeds of approximately $150,000 in a closed equity financing with an unrelated investor.  In connection with the private placement, the Company issued warrants to purchase 20,000 shares of common stock at an exercise price of $0.75 per share and a term of 3 years.

On November 2, 2010 the Company received $90,000 as proceeds from the sale of a warrant to purchase 3,250,000 shares of the Company’s common stock.  The warrants have an exercise price of $1.50 per share and a term of 3 years.

Shareholder Loan

Al Rajhi loaned the Company $4.0 million on May 12, 2008 under the terms of an unsecured promissory note with a principal amount of $4,240,000 (reflecting an original issue discount of $240,000).  The note was initially due on November 12, 2008.  Al Rajhi agreed to extend the term of the note of the loan until December 31, 2009.  On February 22, 2010, Al Rajhi agreed to extend the term of the note to December 31, 2010.  The Company and Al Rajhi are currently negotiating new terms for the note. Additionally, Al Rajhi agreed to convert the interest accrued pursuant to the promissory note into shares of common stock.  A total of $853,952 was converted into 1,138,603 shares of common stock at a conversion price of $0.75.  In consideration of the extension the Company agreed to extend the term of the warrants issued to Al Rajhi to September 30, 2013.

  Other Loans

On October 1, 2008, the Company entered into a $1 million unsecured 12% Loan Agreement with SDS (the “SDS Loan”).  The SDS Loan was initially due April 1, 2009. On May 27, 2010 SDS agreed to extend the term of the note to June 2, 2011.  In consideration of the extension the Company issued SDS a warrant to purchase 500,000 shares of the Company’s stock with an exercise price of $0.53 per share. The warrants have a five year term.

On dates between October 21, 2008 and November 6, 2008, the Company entered into unsecured 12% Loan Agreements (the “Private Investor Loans”) and Promissory Notes (the “Private Investor Promissory Notes”) with SDS and a group of private investors (the “Private Investors”).  Under the Private Investor Promissory Notes, SDS loaned the Company $1 million and the Private Investors loaned the Company $650,000 for a total of $1.65 million. The Private Investor Promissory Notes were initially due in April 2009, and the Private Investors (excluding SDS) agreed to extend the maturity date to June 2010.  The Private Investors agreed to further extend the maturity of the loans, maturing in June 2010, on terms that are currently being negotiated. Under the terms of a conversion and extension agreement, SDS converted $1,060,000, representing principal and accrued interest on an unsecured 12% loan made in November 2008 into 5,300,000 shares of common stock during May 2010 and December 2010.  The value of the stock issued to SDS in excess of the carrying amount of the loan principal and accrued interest payable that was converted was $4,673,000.  This amount was charged to loan conversion inducement expense in the consolidated statements of operations during 2010.

During March 2009, the Company received $650,000 upon issuing an unsecured 6% convertible loan agreements and promissory notes due in March 2011 to a group of private lenders (“Private Lenders”). The Company and the Private Lenders are currently negotiating new terms for the notes.

During March 2009, the Company received $110,000 upon issuing an unsecured 6% convertible loan agreement and promissory note due in March 2011 to a private lender (“Private Lender”). The Company and the Private Lenders are currently negotiating new terms for the note.

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

Between July and December, 2010, the Company borrowed $1,750,000 under a series of unsecured 6% convertible Loan Agreements and Promissory Notes with several affiliated and non- affiliated lenders. The notes were originally payable to Regen Med.

In November 2010, the Company received $295,000 upon issuing unsecured convertible loan agreements and promissory notes due in May 2011 to a group of Private Lenders. The notes carried an original issue discount of 10%.

On December 16, 2010, the Company entered into a loan agreement totaling $3,050,000 with a private non-affiliated investor due in December 2013. The notes carry an original issue discount of 10% in addition to one-time interest charge of 10%. As of December 31, 2010 the Company had received $350,000 under this agreement.

On December 16, 2010, the Company received $100,000 upon issuing unsecured 10% convertible loan agreements and promissory notes due on March 17, 2011 to a private non-affiliated investor. The note was repaid on March 17, 2011.

In December 2010, SDS and its principals sold a promissory note issued by the Company in the principal amount of $1 million to non-affiliated third parties.  As of December 31, 2010 two of these non affiliated investors had exchanged a portion of the notes for restated convertible notes in the amount of $500,000 and $407,000 inclusive of an original interest discount of $37,000 in addition to an annual interest rate of 10% and are due in June 2011 and December 2011 respectively.

On December 31, 2010, the Company received $790,000 from SDS Capital, an existing investor, upon issuing two unsecured loan agreements and promissory notes due in July 2011.

Going Concern

The Company has raised an aggregate of approximately $1.6 million in a series of small loans and stock purchases since December 31, 2010.   We need to raise additional capital to fund our clinical trials and other operating activities and repay various note payable and loan agreements.  The amount of additional funding required will depend on many factors, including the speed with which we are able to identify and hire people to fill key positions, the speed of patient enrollment in our DCVax®-Brain cancer trial, and unanticipated developments, including any litigation matters. However, without additional capital, we will not be able to complete our DCVax®-Brain clinical trial or move forward with any of our other product candidates for which investigational new drug applications have been cleared by the U.S. Food and Drug Administration, or FDA. We will also not be able to develop our second generation manufacturing processes, which offer substantial product cost reductions.

During 2009, the Company and Cognate BioServices ("Cognate") agreed that most of the accounts payable owed by the Company to Cognate, will be converted into shares of common stock instead of paid in cash.  The conversion price will be no less favorable than the conversion price applied to any other creditor of the Company. The lowest conversion price applied to any other creditor of the Company to date following the agreement is $0.20 per share.  Accordingly, if no lower conversion price is applied to any other creditor prior to completion of the Cognate conversion, the Cognate conversion will take place at $0.20 per share.  The impact of the conversion will result in a reduction of liabilities for the amount converted.  In addition, the Company will recognize the value of common stock issued in excess of the amount of accounts payable converted, if any, as a charge to operations when the conversion takes place.  Initial review of the payables by both parties indicated a difference in the parties’ respective understanding of the amounts due. The parties have now agreed that as of December 31, 2010 the amount due to Cognate is $10.2 million and the Company has recognized $3.6 million in additional expense in 2010. Finalization of the conversion arrangements are in process.

Also during 2009, the Company agreed with Toucan Capital, Toucan Partners and Linda Powers that a portion of the accrued expenses owed by the Company to these parties for certain expense reimbursements will be converted into shares of common stock instead of paid in cash.  Toucan Capital, Toucan Partners and Linda Powers have paid certain expenses on behalf of the Company.  The parties agreed that these accrued expenses will be converted into common stock at a conversion rate equal to the price per share paid by unrelated investors at that time, and no less favorable than the conversion rate applied to any other creditor of the Company ($0.20 per share).  The parties are in the process of determining the amounts of unbilled accrued expenses.  The impact of the conversion will result in a reduction of liabilities for the amount converted.  In addition, the Company will recognize the value of common stock issued in excess of the amount of the accrued expenses converted, if any, as a charge to operations when the conversion takes place.  Finalization of these arrangements is in process.

We will require additional funding before we achieve profitability. We are in late stage discussions with several parties in regard to additional financing transactions, which we hope to complete later in the year. There can be no assurance that our efforts to seek such funding will be successful. We may raise additional funds by issuing additional common stock or securities (equity or debt) convertible into shares of Common Stock, in which case, the ownership interest of our stockholders will be diluted. Any debt financing, if available, is likely to include restrictive covenants that could limit our ability to take certain actions. Further, we may seek funding from Toucan Capital or Toucan Partners or their affiliates or other third parties. Such parties are under no obligation to provide us any additional funds, and any such funding may be dilutive to stockholders and may contain restrictive covenants. We currently are exploring additional financings with several other parties; however, there can be no assurance that we will be able to complete any such financings or that the terms of such financings will be attractive to us. If our capital raising efforts are unsuccessful, our inability to obtain additional cash as needed could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. Our independent registered public accounting firm has indicated in its report on our consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2010 that there is substantial doubt about our ability to continue as a going concern.

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

(b)  Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements of the Company were prepared in accordance with U.S. GAAP and include the assets, liabilities, revenues and expenses of the Company’s majority-owned subsidiary over which the Company exercises control. Intercompany transactions and balances are eliminated in consolidation. The subsidiary was established in Switzerland during third quarter 2007. The Company contributed 95% of the initial share capital in this subsidiary and Cognate, a related party to the Company, contributed the remaining 5%. Noncontrolling interest is not material for all periods presented.

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

(e)  Embedded Derivative Liability

The Company evaluates financial instruments for freestanding or embedded derivatives.  Derivative instruments that have been separated from the host contract and do not qualify for hedge accounting are recorded at fair value with changes in value recognized as other income (expense) in the consolidated statements of operations in the period of change.

(f)  Fair Value of Financial Instruments

The fair value of financial instruments other than liabilities payable to related parties approximate the recorded value based on the short term nature of these financial instruments. The fair value of liabilities payable to related parties is presently undeterminable due to the related party nature of the obligations.  The fair value of derivative liabilities is estimated using a binomial model or Monte Carlo simulation depending on the complexity of the derivative being measured.  See Note 4.

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

(i)  Impairment of Long-Lived Assets

Long-lived assets including property and equipment are reviewed for possible impairment whenever significant events or changes in circumstances, including changes in our business strategy and plans, indicate that impairment may have occurred. An impairment is indicated when the sum of the expected future undiscounted net cash flows identifiable to that asset or asset group is less than its carrying value. Long-lived assets to be held and used, including assets to be disposed of other than by sale, for which the carrying amount is not recoverable are adjusted to their estimated fair value at the date an impairment is indicated, which establishes a new basis for the assets for depreciation purposes. Long-lived assets to be disposed of by sale are reported at the lower of carrying amount or fair value less cost to sell. Impairment losses are determined from actual or estimated fair values, which are based on market values, net realizable values or projections of discounted net cash flows, as appropriate.

(j)  Operating Leases

The Company recognizes lease expense on a straight-line basis over the initial lease term. For leases that contain rent holidays or escalation clauses, the Company recognizes rent expense on a straight-line basis and records the difference between the rent expense and rental amount payable as deferred rent. As of December 31, 2009 and 2010, we did not have any deferred rent.

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

(m)  Income Taxes

We recognize income taxes on an accrual basis based on tax positions taken or expected to be taken in our tax returns. A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized. Should they occur, our policy is to classify interest and penalties related to tax positions as income tax expense. Since our inception, no such interest or penalties have been incurred, however. Prior to 1998, the Company was a limited liability company and the Company’s tax losses and credits generally flowed directly to the members.

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

Stock-based compensation expense was as follows ($ in thousands):

	2009	2010
Research and development	$770	$593
General and administrative expenses	1,848	1,411
Total stock- based compensation expense	$2,618	$2,004

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

	2009	2010
Risk free interest rate	3.6%	3.6%
Volatility	208%	208%
Expected term	10 years	10 years
Expected dividends	0%	0%

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

Research and development:

Discovery and preclinical research and development expenses include scientific personnel related salary and benefit expenses, stock-based compensation, costs of laboratory supplies used in our internal research and development projects, travel, regulatory compliance, and expenditures for preclinical and clinical trial operation and management when we are actively engaged in clinical trials.

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

For the year ended December 31, 2010, of the Company’s operating expenses of approximately $15.4 million, approximately 64% of its expended resources were apportioned to its two DCVax clinical trial programs. From its inception through December 31, 2010, the Company incurred costs of approximately $76.8 million associated with its research and development activities. Because its technologies are novel and unproven, the Company is unable to estimate with any certainty the costs it will incur in the continued development of its product candidates for commercialization.

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

  (r)  Recent and Adopted Accounting Pronouncements

From time to time new accounting guidance is issued by the FASB that the Company adopts as of an effective date.  If not discussed, management believes that the impact of the new accounting guidance, which is not yet effective, will not have a material impact on the Company’s financial statements.

(4) Fair Value Measurements

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  U.S. GAAP establishes a three tier fair value hierarchy which prioritizes the inputs used in measuring fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  These tiers include:

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

Effective January 1, 2009, the Company adopted new accounting guidance for determining whether a financial instrument is indexed to its own stock.  The adoption of the new accounting guidance can affect accounting for equity or debt instruments with down round-round provisions that protect holders from a decline in the stock price.  For example, equity or debt instruments with such provisions will no longer be recorded in equity.  Down round provisions reduce the exercise price of equity or debt instruments if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. The Company evaluated whether any warrants or other agreements to acquire shares of the Company’s common stock contain down- round provisions based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. As discussed in Note 10, the Company determined that the September Note warrants, October Note warrants and conversion feature for the $500,000 note payable issued on December 31, 2010 contained such provisions.  As a result the Company concluded that the down-round provisions associated with these instruments were not indexed to the Company’s stock and are therefore recorded as derivative liabilities.

The Company recognizes the derivative liabilities at their respective fair values at inception and on each reporting date. The Company measures fair values using a binomial model adjusted for the probability of issuance using a Monte Carlo simulation.

The derivative liabilities associated with the September Note warrants were initially recorded in the consolidated balance sheet upon issuance as of September 28, 2010 at a fair value of $189,000.

The derivative liabilities associated with the warrants issued with the October 1, 2010 $900,000 note from Toucan Partners were initially recorded in the consolidated balance sheet upon issuance as of October 1, 2010 at a fair value of $329,000.

The derivative liabilities associated with the warrants issued with the October 1, 2010 $500,000 note from an unaffiliated third party were initially recorded in the consolidated balance sheet upon issuance as of October 1, 2010 at a fair value of $161,000.

The derivative liabilities associated with the conversion feature in the December 31, 2010 $500,000 note from an unaffiliated third party were initially recorded in the consolidated balance sheet upon issuance as of December 31, 2010 at a fair value of $214,000.

The derivative liabilities continue to be recorded in the consolidated balance sheet at fair value with changes in fair value also recorded in “Derivative valuation gain (loss)” in the consolidated statement of operations.  As of December 31, 2010, the fair value of the derivative liabilities was $839,000 with a change in fair value during the period from issuance to December 31, 2010 of $54,000.  Key assumptions for determining fair values included expected terms ranging from between 6 and 9 months, volatility ranging between 76% and 131% and risk-free interest rate of 0.25%.

The derivative liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about the future activities and the Company’s stock prices and historical volatility inputs.

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured using fair significant unobservable inputs (Level 3).  There were no assets as of or during the year ended December 31, 2010 and no assets or liabilities as of or during the year ended December 31, 2009 measured at fair value using unobservable inputs (Level 3).

Fair Value Measurements Using Significant Unobservable Inputs (Level 3):

Balance, January 1, 2010	$-
Fair value upon issuance, Down-round protection on September Note warrants	189,000
Fair value upon issuance, Down-round protection on October Note warrants	329,000
Fair value upon issuance, Down-round protection on October Note warrants	161,000
Fair value upon issuance, Down-round protection on note payable conversion feature	214,000
Net change in fair value of derivative liabilities (an unrealized gain)	(54,000)
Balance at December 31, 2010	$839,000

(5) Stock-Based Compensation Plans

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

As of December 31, 2010, net of forfeitures, a total of 162,603 shares remain available under this plan; however, effective June 22, 2007, the Company amended the 2001 Stock Option Plan, such that no further option grants may be made under the plan.

(b) 2001 Non-employee Director Stock Incentive Plan

Under the 2001 Non-employee Director Stock Incentive Plan (the “2001 Director Plan”), 13,333 shares of the Company’s common stock have been reserved for grant of stock options to non-employee directors of the Company.  As of December 31, 2010, net of forfeitures, a total of 10,500 shares remain available under this plan; however, no further grants may be made under this plan.

 (c) 2007 Stock Option Plan

The 2007 Stock Option Plan became effective on June 15, 2007 (the “2007 Stock Option Plan”).  In April 2008, the Company increased the number of shares reserved for issuance by 519,132 shares for an aggregate of 6,000,000 shares of its common stock.  In May 2010, the Company increased the number of shares reserved for issuance under the 2007 Stock Option Plan by an additional 10,000,000 shares of its common stock.  The plan provides for the grant to employees of the Company, its parents and subsidiaries, including officers and employee directors, of “incentive stock options,” as defined, and for the grant of non-statutory stock options to the employees, officers, directors, including non-employee directors, and consultants of the Company, its parents and subsidiaries.  As of December 31, 2010, net of forfeitures, a total of 10,070,528 shares remain available for issuance under this plan.

Stock Option Activity

A summary of activity relating to our stock options is as follows (options in thousands):

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2009	4,108	$0.69
Granted	100	0.75
Exercised	(99)	0.75
Expired	(2)	15.15
Forfeited	(851)	0.60
Outstanding as of December 31, 2010	3,256	0.71	8.3
Exercisable as of December 31, 2010	2,305	0.71	8.5	$—

A summary of the Company’s unvested stock option grants and changes during 2010 was as follows (options in thousands):

		Weighted-
		Average
		Grant Date
	Options	Fair Value
Outstanding at December 31, 2009	1,816	$0.68
Granted during 2010	100	0.75
Expired/Forfeited during 2010	(2)	15.15
Vested during 2010	(963)	0.67
Outstanding at December 31, 2010	951	0.70

Additional information regarding stock options outstanding and exercisable at December 31, 2010 is as follows, in thousands, except option price and weighted average exercise price.

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 0.55 - 0.60	2,237	8.37	$0.56	1,875	$0.56
$ 0.61 - 2.40	1,011	8.23	$0.88	421	$1.03
$ 2.41 - 75.00	8	1.24	$21.43	8	$21.43
Total	3,256	8.30	$0.71	2,304	$0.70

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

During 2010 and 2009, the Company granted options to purchase 100,000 and 2,581,000, respectively, shares of common stock.  The weighted average exercise price of options granted in 2010 and 2009 was $0.75 and $0.60, respectively.  Stock compensation expense amounted to $2,004,000 and $2,618,000 during 2010 and 2009, respectively.

The aggregate intrinsic value of options exercised during 2010 and 2009 was $74,241 and $64,025, respectively.  Our policy is to issue new shares to fulfill the requirements for options that are exercised.

The aggregate fair value of options vested during 2010 and 2009 was $1,998,778 and $2,919,671, respectively.

As of December 31, 2010 the total unrecognized compensation expense related to unvested stock option awards was $1,702,175, which is expected to be recognized over a weighted average term of approximately 9 years.

(6)  Stockholders’ Equity (Deficit)

(a) Stock Purchase Warrants

Toucan Capital and Toucan Partners Warrants

The Company has issued the following warrants to Toucan Capital and Toucan Partners:

Date of Issue	Related transaction	Warrants Issued	Exercise Price	Warrants outstanding at December 31, 2010
Issued to Toucan Capital
June 2007	See Conversion Agreement in Note 2	14,150,732	$0.60	9,433,821
June 2007	See Conversion Agreement in Note 3	7,884,357	0.15	5,256,238

Issued to Toucan Partners
June 2007	See Conversion Agreement in Note 2	8,832,541	0.60	8,832,541
December 2008	December 2008 Loan warrants	132,500	0.40	132,500
September 2009	August and December 2008 Loan Conversions	513,841	0.41	513,841
September 2009	Consulting services	842,375	0.2	842,375
July 2010	Equity Investment ($650,000)	86,667	0.75	86,667
October 2010	October $900,000 loan	1,097,561	0.82	1,097,561

Other Warrant Issues

Date of Issue	Related transaction	Warrants Issued	Exercise Price	Warrants outstanding at December 31, 2010
September 2009	Al Rajhi loan extension	1,743,111	$0.63	1,743,111
September 2009	Loan extensions	861,520	0.20	861,520
January 2010	Consultant compensation (1)	100,000	0.75	100,000
February 2010	Consultant compensation (2)	250,000	1.00	250,000
April 2010	Private Placement	233,333	0.75	176,996
May 2010	SDS loan extension	500,000	0.53	500,000
July 2010	Regen Med July 2010 $1,750,000 Loan	2,333,333	0.75	1,949,678
July 2010	Consultant compensation (3)	300,000	0.75	300,000
September 2010	September 28, 2010 $350,000 Loan	421,687	0.83	421,687
October 2010	October 1, 2010 $500,000 Loan	609,756	0.82	609,756
October 2010	Consultant compensation (4)	20,000	0.75	20,000
November 2010	Consultant compensation (5)	75,833	0.75	75,833
November 2010	Warrant issued for cash	3,250,000	1.50	3,250,000
December 2010	December 16, 2010 $100,000 loan	133,333	0.75	133,333
December 2010	December SDS loan warrants	118,165	0.75	118,165

(1) The fair value of the warrants amounting to $72,000 was recognized as general and administrative expense.

(2) The fair value of the warrants amounting to $169,000 was recognized as general and administrative expense.

(3) The fair value of the warrants amounting to $203,000 was recognized as general and administrative expense.

(4) The fair value of the warrants amounting to $14,000 was recognized as general and administrative expense.

(5) The fair value of the warrants amounting to $48,000 was recognized as general and administrative expense.

A summary of the warrants outstanding at December 31, 2010 is as follows:

Date of Issue	Warrants Outstanding as of December 31, 2010	Exercise Price	Expiration
June 1, 2007	7,628,587	$0.15	May 31, 2015
December 3, 2010	255,750	0.15	December 2, 2013
September 30, 2009	1,703,625	0.20	September 29, 2012
December 23, 2008	132,500	0.40	December 22, 2016
November 6, 2008	1,354,083	0.41	November 5, 2012
May 26, 2010	500,000	0.53	November 17, 2015
June 1, 2007	21,064,997	0.60	May 31, 2015
December 3, 2010	1,918,275	0.60	December 2, 2013
September 28, 2009	1,743,111	0.63	September 27, 2012
January 1, 2010	100,000	0.75	December 31, 2012
March 23, 2010 to May 26, 2010	233,329	0.75	May 25, 2013
July 7, 2010	300,000	0.75	July 6, 2013
July 2, 2010	86,667	0.75	July 1, 2013
July 14, 2010	1,949,678	0.75	July 13, 2015
October 13, 2010	80,000	0.75	October 12, 2013
November 23, 2010	75,833	0.75	November 22, 2015
December 3, 2010	383,655	0.75	December 2, 2010
December 13, 2010	133,333	0.75	December 12, 2015
December 29, 2010	118,165	0.75	December 28, 2015
November 29, 2010	36,875	0.80	November 23, 2013
October 1, 2010	1,707,317	0.82	September 30, 2015
November 29,2010	421,687	0.83	November 28, 2010
February 1, 2010	250,000	1.00	January 31, 2013
November 5, 2010	3,250,000	1.50	November 4, 2013
February 9, 2003	13,333	1.53	February 8, 2013
March 30, 2006	677,389	2.10	March 29, 2011
January 8, 2003	13,333	2.66	January 7, 2013
December 26, 2002	26,666	3.24	December 25, 2012
	46,158,188

 (b) Common Stock Equivalents

The following common stock equivalents on an as-converted basis were excluded from the calculation of diluted net loss per share, as the effect would be antidilutive (in thousands):

	December 31,
	2009	2010
Common stock options	4,108	3,256
Common stock warrants	36,599	46,158
Common stock issuable on conversion of notes payable	14,177	18,606

(c) Common Stock Issuances
Issuances of common stock during 2010 and 2009 were as follows:

Date	Transaction	# of Shares	Price per share	Gross Cash Proceeds
January 2009	Private Placement	1,000,000	$0.70	$700,000
March 2010	Consultant fees paid in stock (1)	199,661	0.69
March 2009	Private Placement	1,377,358	0.50	700,000
September 2009	Toucan Partners Loan Conversion (2)	8,547,280	0.20
September 2009	Toucan Partners consulting services (1)	2,504,034	0.75
September 2009	Consultant fees paid in stock (1)	397,500	0.75
September 2009	Note conversion	562,500	0.20
December 2009	Consultant fees paid in stock (1)	146,306	0.82
December 2009	Exercise of employee stock options and warrants (cashless basis)	1,236,055
December 2009	Stock issued in lieu of salaries (1)	413,540	0.93
Total issued in 2009		16,384,234		$1,400,000
March 2010	Private Placement	1,451,667	0.75	$1,088,750
March 2010	Al Rajhi interest conversion (3)	1,138,603	0.75
May 2010	SDS Loan conversion (4)	5,300,000	0.20
June 2010	Private Placement	2,333,333	0.75	1,750,000
July 2010	Private Placement	866,667	0.75	650,000
Jul;y 2010	Toucan Partners consulting fees (1)	8,466	0.20
September 2010	Private Placement	266,667	0.75	200,000
October 2010	Note conversion	58,971	0.77
December 2010	Stock issued in lieu of salaries (1)	704,752	0.73
December 2010	Consultant fees paid in stock (1)	1,559,071	0.77
December 2010	Loan conversion	353,187	0.46
December 2010	Private Placement	200,000	0.75	150,000
Total issued in 2010		14,241,384		$3,838,750

(1)  Common stock valued at closing price at date of issue.

(2)  The value of the stock issued to Toucan Partners in excess of the carrying amount of the loans and accrued interest payable   amounted to $4,701,004, and together with the fair value of the warrants, of $916,716, was charged to loan conversion inducement expense in the accompanying consolidated statements of operations during 2009.

(3)  The fair value of the common stock issued in excess of the accrued interest payable converted into common stock amounted to $194,761 and was recorded in interest expense in the accompanying consolidated financial statements.

(4)  The value of the stock issued to SDS in excess of the carrying amount of the loan principal and accrued interest payable that was converted was $4,673,568. This amount was charged to loan conversion inducement expense in the accompanying consolidated statements of operations during 2010.

(d) Employee 401(k) Plan

On August 19, 1999, the Company adopted a 401(k) Plan for certain eligible employees.  Under the plan, an eligible employee may elect to contribute to the plan.  In addition, the Company may elect to contribute matching contributions.  Effective March 1, 2006, the Company no longer matches employee contributions.

(e) Stockholder Rights Agreement

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

(7)  Related Party Transactions

(a) Notes Payable to Related Parties

Convertible promissory notes have been issued to Toucan Capital and Toucan Partners. As of December 31, 2010 all of the notes issued prior to December 31, 2008 have either been converted or repaid.

In June and July 2009 we entered into Loan Agreements and Promissory Notes with Toucan Partners for an aggregate of $1,300,000 with a term of two years at 6% interest.

In September 2010 we entered into Convertible Loan Agreements and Promissory Notes with Toucan Partners for an aggregate of $900,000 with a term of sixty days at 6% interest.  The loan was repaid in 2010.

Notes payable to related parties are more fully described in Notes (2) and (10).

 (b) Cognate Agreement

On July 30, 2004, the Company entered into a service agreement with Cognate Therapeutics, Inc. (now known as Cognate BioServices, Inc., or Cognate), a contract manufacturing and services organization in which Toucan Capital has a majority interest. In addition, two of the principals of Toucan Capital are members of Cognate’s board of directors and, on May 17, 2007, the managing director of Toucan Capital was appointed to serve as a director of the Company and to serve as the non-executive Chairperson of the Company’s Board of Directors. Under the service agreement, the Company agreed to utilize Cognate’s services for an initial two-year period, related primarily to manufacturing DCVax product candidates, regulatory advice, research and development preclinical activities and managing clinical trials. The agreement expired on July 30, 2006; however, the Company continued to utilize Cognate’s services under the same terms as set forth in the expired agreement. On May 17, 2007, the Company entered into a new service agreement with Cognate pursuant to which Cognate will provide certain consulting and, when needed, manufacturing services to the Company for its DCVax -Brain Phase II clinical trial. Under the terms of the new contract, the Company paid a non-refundable contract initiation fee of $250,000 and committed to pay budgeted monthly service fees of $400,000, subject to quarterly true-ups, and monthly facility fees of $150,000. Under the terms of the contract unless the contract is terminated earlier the contract will expire at the earlier of (i) the submission of an FDA biological license application/new drug application on the Company’s brain cancer clinical trial or (ii) July 1, 2010. The Company may terminate this agreement with 180 days notice and payment of all reasonable wind-up costs and Cognate may terminate the contract in the event that the brain cancer clinical trial fails to complete enrollment by July 1, 2009. However, if such termination by the Company occurs at any time prior to the earlier of the submission of an FDA biological license application/new drug application on the Company’s brain cancer clinical trial or July 1, 2010 or, such termination by Cognate results from failure of the brain cancer clinical trial to complete patient enrollment by July 1, 2009, the Company is obligated to make an additional termination fee payment to Cognate equal to $2 million.  Although the Company failed to complete enrollment of the brain cancer clinical trial by July 1, 2009, Cognate reserved its rights but did not trigger termination as of December 31, 2010.  Since July 1, 2009 with the mutual agreement of Cognate and the Company the agreement has continued on a month to month basis on the same terms as included in the original agreement.

If and to the extent we wish to engage Cognate to manufacture any of our product candidates for clinical trials or commercialization, we will need to enter into a new agreement with Cognate or another third-party manufacturer which might not be feasible on a timely or favorable basis.  Cognate’s facility in Memphis, Tennessee has the capacity for approximately 600 patients per year, which we believe will be sufficient for our Phase II clinical trial for DCVax -Brain. We have a plan with Cognate to accommodate an increase in production capacity based on demand and have detailed plans and cost analysis for additional  modular expansions which should increase the capacity of the current facilities from approximately 600 patients to over 9,000 patients per year.

During the years ending December 31, 2009 and 2010, respectively, the Company recognized approximately $7.3 million and $7.8 million of research and development costs related to these service agreements. As of December 31, 2009 and 2010, the Company owed Cognate approximately $5.9 and $10.2 million, respectively.

During 2009, the Company and Cognate agreed that most of the accounts payable owed by the Company to Cognate, will be converted into shares of common stock instead of paid in cash.  The conversion price will be no less favorable than the conversion price applied to any other creditor of the Company. The lowest conversion price applied to any other creditor of the Company to date following the agreement is $0.20 per share. Accordingly, if no lower conversion price is applied to any other creditor prior to completion of the Cognate conversion, the Cognate conversion will take place at $0.20 per share. The impact of the conversion will result in a reduction of liabilities for the amount converted.  In addition, the Company will recognize the value of common stock issued in excess of the amount of accounts payable converted, if any, as a charge to operations when the conversion takes place.  Initial review of the payables by both parties indicated a difference in the parties’ respective understanding of the amounts due. The parties have now agreed that as of December 31, 2010 the amount due to Cognate is $10.2 million, and the Company has recognized $3.6 million in additional expense in 2010. Finalization of the conversion arrangements are in process.

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

During the years ending December 31, 2009 and 2010, respectively, the Company recognized approximately $1.1 million and $0.9 million of general and administrative costs related to this recapitalization agreement, rent expense, as well as legal, travel and other costs incurred by Toucan Capital, Toucan Partners and Linda Powers on the Company’s behalf. At December 31, 2009 and 2010, accrued expenses payable to Toucan Capital and related parties amounted to $0.4 million and $1.5 million, respectively, and are included as part of accounts payable to related parties in the accompanying consolidated balance sheets.

Also during 2009, the Company agreed with Toucan Capital, Toucan Partners and Linda Powers that a portion of the accrued expenses owed by the Company to these parties for certain expense reimbursements will be converted into shares of common stock instead of paid in cash.  Toucan Capital, Toucan Partners and Linda Powers have paid certain expenses on behalf of the Company.  The parties agreed that these accrued expenses will be converted into common stock at a conversion rate equal to the price per share paid by unrelated investors at that time, and no less favorable than the conversion rate applied to any other creditor of the Company ($0.20 per share).  The parties are in the process of determining the amounts of unbilled accrued expenses.  The impact of the conversion will result in a reduction of liabilities for the amount converted.  In addition, the Company will recognize the value of common stock issued in excess of the amount of the accrued expenses converted, if any, as a charge to operations when the conversion takes place.  Finalization of these arrangements is in process.

On March 21, 2008, the Company executed a Sublease Agreement (the “Sublease Agreement”) with Toucan Capital for the space the Company uses as its headquarters at 7600 Wisconsin Avenue, Suite 750, Bethesda, Maryland. The Sublease Agreement is effective as of July 1, 2007 and expires on October 31, 2016, unless sooner terminated according to its terms. The Company was and remains obligated to pay operating expenses allocable to the subleased premises under Toucan Capital master lease.  Effective November 30, 2009, the Sublease was terminated in connection with termination and buyout of the overall lease of this space.  (The overall lease and the Company’s Sublease had 7 years left to run at that time).  The termination and buyout did not require any lump sum exit payment.  Instead, it requires a partial payout over several years.  The obligation for the Company will be less than $5,000 per month during 2011.

(8)  Income Taxes

There was no income tax benefit attributable to net losses for 2010 and 2009. The difference between taxes computed by applying the U.S. federal corporate rate of 34% and the actual income tax provisions in 2010 and 2009 is primarily the result of establishing a valuation allowance on the Company’s deferred tax assets arising primarily from tax loss carry forwards.

The tax effects of temporary differences and tax loss and credit carry forwards that give rise to significant portions of deferred tax assets and liabilities at December 31 are comprised of the following (in thousands):

	2009	2010
Net operating loss carry forwards	$36,666	$41,175
Research and development credit carry forwards	2,549	2,821
Other	165	25
Gross deferred tax assets	39,380	44,021
Less valuation allowance	(39,380)	(44,021)
Net deferred tax assets	$—	$—

The increase in the valuation allowance for deferred tax assets for 2010 and 2009 of $4.6 million and $5.0 million, respectively, was due to the inability to utilize net operating losses and research and development credits.

At December 31, 2010, the Company had net operating loss carry forwards for income tax purposes of approximately $121.1 million and unused research and development tax credits of approximately $2.8 million available to offset future taxable income and income taxes, respectively, expiring beginning 2019 through 2030. The Company’s ability to utilize net operating loss and credit carry forwards is limited pursuant to the Tax Reform Act of 1986, due to cumulative changes in stock ownership in excess of 50% such that some net operating losses may never be utilized.  The tax years 2007 through 2010 remain open to examination by federal agencies and other jurisdictions in which the Company operates.

 (10)  Commitments and Contingencies

(a) Lease Obligations

  The Company terminated its lease with Toucan Capital Corporation on December 31, 2009. The Company is obligated to pay monthly payments of approximately $5,000 per month during 2011 under the terminated lease.

 On March 17, 2010, the Company entered into a non-cancelable operating lease for 7,097 square feet of office space in Bethesda, Maryland, which expires in September 2012.   Future minimum lease payments under the lease are $163,475, $126,027, in 2011 and 2012, respectively.  Rent expense for the years ended December 31, 2009 and 2010 amounted to $0 and $100,085, respectively. The Company expects to lease part of this space to Toucan and proceeds of this sublease will be offset against the minimum lease payments specified above.

(9)  Notes Payable

Toucan Partners Loans

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

On October 1, 2010 the Company entered into unsecured 6% Loan Agreements and Promissory Notes (the “October Note”) with Toucan Partners in the amount of $900,000 when Toucan Partners partially repaid the Regen Med Notes. The terms of the October Note and related warrants conformed to the terms of the September Notes previously negotiated by the Company with unrelated investors, and executed by the Company with such investors prior to these October Notes with Toucan Partners.  Accordingly, the October Notes had a term of 60 days and were convertible into shares of the Company’s common stock at $0.75 per share. The intrinsic value of the convertible notes resulted in a beneficial conversion feature amounting to $285,366 which was recorded as a debt discount to be amortized over the term of the notes. The notes also carried 100% warrant coverage with an exercise price, based on the same market formula as the September Notes, of $0.82 per share. The warrants also provided the same price protection as in the September Notes, in that if the Company issues stock or warrants at a price lower than the $0.82 per share during the 1-year period following the effective date of these notes, the price of the warrants will be reset to such lower price (other than on issuances, if any, pursuant to arrangements entered into reported prior to the effective date).  In the event that lower priced stock or warrants are issued during the protected period all the warrants pursuant to the October Note will be re-priced but no additional warrants will be due. The Company determined that the warrants should be accounted for as an embedded derivative. The derivate was valued at $329,000 using a binomial model and accounted for as an embedded derivative liability with the offsetting charge booked as debt discount.

Other

Al Rajhi loaned the Company $4.0 million on May 12, 2008 under the terms of an unsecured promissory note with a principal amount of $4,240,000 (reflecting an original issue discount of $240,000).  The note was initially due on November 12, 2008.  Al Rajhi agreed to extend the term of the note of the loan until December 31, 2009.  On February 22, 2010, Al Rajhi agreed to extend the term of the note to December 31, 2010. The Company and Al Rajhi are currently negotiating new terms for the note. Additionally, Al Rajhi agreed to convert the interest accrued pursuant to the promissory note into shares of common stock.  A total of $853,952 was converted into 1,138,603 shares of common stock at a conversion price of $0.75.  In consideration of the extension the Company agreed to extend the term of the warrants issued to Al Rajhi to September 30, 2013.

On October 1, 2008, the Company entered into a $1 million unsecured 12% Loan Agreement with SDS (the “SDS Loan”).  The SDS Loan was initially due April 1, 2009. On May 27, 2010 SDS agreed to extend the term of the note to June 2, 2011.  In consideration of the extension the Company issued SDS a warrant to purchase 500,000 shares of the Company’s stock with an exercise price of $0.53 per share. The warrants have a five year term.

On dates between October 21, 2008 and November 6, 2008, the Company entered into unsecured 12% Loan Agreements (the “Private Investor Loans”) and Promissory Notes (the “Private Investor Promissory Notes”) with SDS and a group of private investors (the “Private Investors”).  Under the Private Investor Promissory Notes, SDS loaned the Company $1 million and the Private Investors loaned the Company $650,000 for a total of $1.65 million. The Private Investor Promissory Notes were initially due in April 2009, and the Private Investors (excluding SDS) agreed to extend the maturity date to June 2010.  The Private Investors agreed to further extend the maturity of the loans, maturing in June 2010, on terms that are currently being negotiated. Under the terms of a conversion and extension agreement, SDS converted the November 2008 $1 million unsecured 12% loan and accrued interest payable into 5,024,400 shares of common stock during May 2010.  The value of the stock issued to SDS in excess of the carrying amount of the loan principal and accrued interest payable that was converted was $4,521,960.  This amount was charged to loan conversion inducement expense in the accompanying consolidated statements of operations during 2010.

During March 2009, the Company received $650,000 upon issuing unsecured 6% convertible loan agreements and promissory notes due in March 2011 to a group of private lenders (“Private Lenders”).  The Company and the Private Lenders are currently negotiating new terms for the notes. The conversion feature allows the holders to receive shares of common stock only, and not cash or other consideration, at a conversion price of $0.63.  The intrinsic value of the convertible notes resulted in a beneficial conversion feature amounting to $73,000 which was recorded as a debt discount to be amortized over the term of the notes.

During March 2009, the Company received $110,000 upon issuing a unsecured 6% convertible loan agreement and promissory note due on March 25, 2011 to a Private Lender.  The Company and Private lender are currently negotiating new terms for the note. Upon receiving a request for conversion, the Company may elect to settle the instrument in cash or pay the total principal and accrued interest in shares of common stock, at a conversion price of $0.63.  The Company has assessed the note and concluded that the amount of the loan attributable to equity is immaterial.  The intrinsic value of the note did not result in a material beneficial conversion feature.

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

On dates between October 6, 2009 and December 31, 2009, the Company received $505,000 upon issuing unsecured 6% convertible loan agreements and promissory notes due in August and September 2011 to a group of Private Lenders.  The conversion feature allows the holders to receive shares of common stock at a conversion price of $0.50.  The intrinsic value of the convertible notes resulted in a beneficial conversion feature amounting to $295,000 which was recorded as a debt discount to be amortized over the term of the notes.

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

On July 14, 2010, the Company entered into unsecured 6% Loan Agreements and Convertible Promissory Notes with Regen Med. Under these Notes, Regen Med provided bridge funding (“Bridge Funding”) to the Company in the amount of $1,750,000.   The Bridge Funding carried an interest rate of 6% with a term of 60 days maturing on September 14, 2011 and was convertible at the discretion of the lender at a conversion price of at $0.75 per share.  The intrinsic value of the convertible notes resulted in a beneficial conversion feature amounting to $844,667 which was recorded as a debt discount which was expensed during 2010. The Bridge Funding carried 100% warrant coverage at $0.75 per share. The $1,750,000 proceeds from the issuance of the Bridge Funding Notes and warrants were allocated on a relative fair value basis.  The relative fair value of the promissory notes was estimated to be $844,667.  The relative fair value of the warrants was estimated to be $905,333, which was expensed during 2010.  On the maturity date, September 14, 2010, the term of the Bridge Funding was extended to October 1, 2010. On September 28, 2010 $350,000 of the principal was repaid directly by the holders of the notes described below. On October 1, 2010, Toucan Partners and the holder of the note also described below repaid the remaining $1,400,000 payable to Regen Med.

On September 28, 2010 the Company entered into unsecured 6% Loan Agreements and Promissory Notes (the “September Notes”) with private lenders in the amount of $350,000 and used the proceeds to partially repay the Bridge Funding. The notes had a term of 60 days and were convertible into shares of the Company’s common stock at $0.75 per share. The intrinsic value of the convertible notes resulted in a beneficial conversion feature amounting to $161,000 which was recorded as a debt discount to be amortized over the term of the notes. The September Notes also carried 100% warrant coverage with an exercise price, pursuant to a market formula, of $0.83 per share. The warrants also featured price protection in that if the Company issues stock or warrants at a price lower than the $0.83 per share during the 1-year period following the effective date of these notes, the price of the September Note warrants will be reset to such lower price (other than on issuances, if any, pursuant to arrangements entered into and reported prior to the effective date).  In the event that lower priced stock or warrants are issued during the protected period all the September Note warrants will be priced but no additional warrants will be due. The Company determined that the warrants should be accounted for as an embedded derivative. The derivate was valued at $189,000 using a binomial model and accounted for as an embedded derivative liability with the offsetting charge booked as debt discount

 On October 1, 2010 the Company entered into unsecured 6% Loan Agreements and Promissory Notes (the “Additional October Note”) with an unrelated third party in the amount of $500,000, on the same terms and conditions as the September Notes with non-affiliated investors, and used the proceeds to partially repay the Bridge Funding. The notes had a term of 60 days and were convertible into shares of the Company’s common stock at $0.75 per share. The intrinsic value of the convertible notes resulted in a beneficial conversion feature amounting to $137,000 which was recorded as a debt discount to be amortized over the term of the notes. The notes also carried 100% warrant coverage with an exercise price, based on the same market formula as in the September Notes of the non-affiliated investors, of $0.82 per share. The warrants also featured price protection in that if the Company issues stock or warrants at a price lower than the $0.82 per share during the 1-year period following the effective date of these notes, the price of the warrants will be reset to such lower price (other than on issuances, if any, pursuant to arrangements entered into reported prior to the effective date).  In the event that lower priced stock or warrants are issued during the protected period, all of the Additional October Note warrants will be priced but no additional warrants will be due. The Company determined that the warrants should be accounted for as an embedded derivative. The derivate was valued at $161,000 using a binomial model and accounted for as an embedded derivative liability with the offsetting charge booked as a debt discount. The Company repaid $201,000 of this note during 2010.

On November 29, 2010 the Company received $295,000 upon issuing unsecured 10% convertible loan agreements and promissory notes due on May 29, 2011 to a group of non-affiliated investors. The terms promissory notes have a principal amount of $324,500 (reflecting an original issue discount of $29,500). The notes are convertible at the same price per share as equity issued on the closing of a sale of newly issued, unregistered common stock of the Company equal to $1 million including the value of the notes issued in this offering. Warrants to purchase 36,875 shares of common stock at an exercise price of $0.80 per share were issued with the loan agreements The $295,000 proceeds from the issuance of the promissory notes and warrants were allocated on a relative fair value basis.  The relative fair value of the promissory notes was estimated to be $272,663.  The relative fair value of the warrants was estimated to be $22,337, which was recorded as a debt discount to be amortized over the term of the notes.

On December 31, 2010, SDS sold a promissory note issued to SDS in October 2008 in the original principal amount of $1,000,000 to three non-affiliated, third parties. The Company exchanged the note for amended convertible notes with the following terms:

(1)
A convertible note in the amount of $370,000.  The note matures on December 20, 2011 and carries a one-time interest charge payable at maturity of $37,000. The note is convertible into shares of the Company’s stock at a conversion price equal to 70 percent of the average daily closing bid price for the ten trading day period preceding the date of the conversion notice which was $0.47 on the date the note was issued.

(2)
A convertible note in the amount of $130,000. The note matures on June 2, 2011 and carries zero interest. The note is convertible into shares of the Company’s stock at a conversion price equal to 80 percent of the average of the five lowest closing prices in the 25 days previous to the conversion date which was $0.54 on the date the note was issued. Any amount that is still outstanding at maturity is repayable in cash.

(3)
A convertible note in the amount of $500,000. The note matures on June 2, 2011 and carries zero interest. The note is convertible into shares of the Company’s stock at a conversion price equal to the lesser of (i) the average of the closing prices for the ten trading days preceding the issue date of this note which was $0.67, or (ii) seventy percent of the volume weighted average price for the fifteen trading days prior to a conversion date. The conversion price is adjustable for down rounds as long as any amount due is outstanding under the note subject to substantial exceptions.

On December 31, 2010, the Company entered into a $790,000 unsecured 12% Loan Agreement with SDS (the “SDS Loan”) due June 2, 2011.  In connection with this loan the Company issued SDS a warrant to purchase 118,165 shares of the Company’s stock with an exercise price of $0.75 per share. The $790,000 proceeds from the issuance of the promissory notes and warrants were allocated on a relative fair value basis.  The relative fair value of the promissory notes was estimated to be $713,944.  The relative fair value of the warrants was estimated to be $76,056, which was recorded as a debt discount to be amortized over the term of the notes.

On December 16, 2010, the Company entered into an agreement to potentially borrow up to $3,050,000 in tranches from a non affiliated third party (the “Lender”).  As of December 31, 2010 formal agreements have been closed for a borrowing of $1,450,000. Under this arrangement, the Lender provides secured collateralized promissory notes to the Company for the funding tranches ("Lender Notes"). The notes are secured by certain assets of the Lender, which makes the funding eligible for certain securities law treatment for the Lender (the Lender investment is a recourse loan to the Company) which the Lender considers beneficial.  When the Lender advances a tranche of funding under a Lender Note to the Company, that funding becomes a repayment obligation of the Company, which is embodied in a convertible promissory note from the Company to the Lender (the "Company Note").  The Company may repay any advance from the Lender at any time with either cash, surrender of the collateral, or surrender of the Company Note which would terminate the Company’s obligation under such Lender Notes.

As of December 31, 2010, the Lender had executed Lender Notes to the Company with principal amounts of $950,000 and $500,000. These Lender Notes carry a one-time interest charge equal to 11 percent of the principal payable at maturity. The Lender Notes have a maturity date of December 16, 2013. In the event that the Lender fails to meet its obligations under its notes, the Company has recourse to liquidate the security collateralizing the loan. The proceeds generated from liquidating the collateral will also be treated as Lender Note.

As of December 31, 2010 $350,000 had been advanced against the $950,000 Lender Note.

As of December 31, 2010, the Company had executed corresponding Company Notes, payable to the Lender, with principal amounts of $1,050,000 (reflecting the $950,000 principal amount in the Lender’s note, plus an original issue discount of $100,000) and $550,000 (reflecting the $500,000 principal amount in the Lender’s note, plus original issue discount of $50,000). The Company Notes also carry a one-time interest charge of 10 percent payable at maturity. The Company Notes have a maturity date of December 16, 2013. As noted above, the Company Notes may be surrendered to terminate the Company’s obligation under the Lender Notes.  The Company has not incurred an obligation under the Company Notes until they are surrendered.

On December 16, 2010 the Company entered into a $100,000 unsecured 10% convertible loan agreement with a non affiliated party due March 17, 2011. Warrants to purchase 133,333 shares of common stock at an exercise price of $0.75 per share were issued with the loan agreements.  The $100,000 proceeds from the issuance of the promissory notes and warrants were allocated on a relative fair value basis.  The relative fair value of the promissory notes was estimated to be $53,454.  The relative fair value of the warrants was estimated to be $46,546 which was recorded as a debt discount to be amortized over the term of the notes.  The note was repaid on March 17, 2011.

Notes payable to related parties at December 31, 2009 and December 31, 2010 (in thousands):

	December 31, 2009	December 31, 2010
12% note payable to Al Rajhi	$4,000	$4,000
6% unsecured convertible note payable to Toucan Partners, due July, 2011 and November, 2011 (net of discount related to beneficial conversion feature $1,002 in 2009 and $351 in 2010)	298	949
Total notes payable (net)	4,298	4,949

Less current portion	(4,000)	(4,000)
Long-term notes payable to related parties (net)	$298	$949

Notes payable consist of the following at December 31, 2009 and December 31, 2010 (in thousands):
	December 31, 2009	December 31, 2010
12% unsecured note payable to SDS	$1,000	$-
12% unsecured note payable to SDS (net of warrant related discount $76 in 2010)	-	714
12% unsecured notes payable to SDS and Private Investors,	1,650	650
6% unsecured convertible notes payable to Private Lenders, due in August and September 2011, (net of discount related to beneficial conversion feature $ 485 in 2009 and $195 in 2010)	95	385
6% unsecured convertible notes payable to Private Lenders, due March 25, 2011, (net of discount related to beneficial conversion feature $46 in 2009 and $9 in 2010)	604	641
6% unsecured convertible notes payable to Private Lenders, due October, 2011, (net of discount related to beneficial conversion feature $194 in 2009 and $87 in 2010)	21	128
6% unsecured convertible notes payable to Private Lenders, due October and December 2011, (net of discount related to beneficial conversion feature $274 in 2009 and $133 in 2010)	231	372
6% unsecured convertible note payable to Private Lender, due March 25, 2011	110	110
6% secured convertible note payable to Private Lender due November 27, 2010	–	300
6% unsecured convertible notes payable to Private Lenders, due March 2012, (net of discount related to beneficial conversion feature $321 in 2010)	–	555
0% unsecured convertible note to Private Lender due December 20, 2011 (net of discount related to beneficial conversion feature of $143 in 2010)	–	102
0% unsecured convertible note to Private Lender due June 2, 2011(net of discount related to beneficial conversion feature $214 in 2010)	–	286
11% unsecured convertible note to Private Lender due June 2, 2011 (net of discount related to beneficial conversion feature of $56 in 2010)	–	74
20% unsecured convertible note to Private Lender due December 14, 2013	–	350
10% unsecured convertible note to Private Lender due March 17, 2011 (net of discount related to beneficial conversion feature $37 in 2010)	–	63
10% unsecured convertible note to Private Investors due May 29, 2011 (net of discount related to beneficial conversion feature $20 in 2010)	–	275
	3,711	5,005
Less current portion	(2,650)	(4,100)
Total long-term debt (net)	$1,061	$905

The current portion of notes payable at December 31, 2010, is reported in the accompanying consolidated balance sheet as follows (in thousands):

Notes payable	$1,364
Convertible notes payable	2,736
$4,100

The long-term portion of notes payable at December 31, 2010, is reported in the accompanying consolidated balance sheet as follows (in thousands):

Notes payable	$350
Convertible notes payable	555
$905

(11)  Unaudited Quarterly Financial Information (in thousands, except loss per share data)

The following table contains selected unaudited statement of operations information for each of the quarters in 2010 and 2009. The Company believes that the following information reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First Quarter 2010	Second Quarter 2010	Third Quarter 2010	Fourth Quarter 2010
Total revenues	$—	$—	$10	$—
Net loss applicable to common stockholders	$(5,845)	$(8,727)	$(5,381)	$(7,415)
Net loss per share applicable to common stockholders — basic and diluted	$(0.10)	$(0.14)	$(0.08)	$(0.09)
Weighted average shares used in computing basic and diluted loss per share	59,928	63,853	70,413	72,028

	First Quarter 2009	Second Quarter 2009	Third Quarter 2009	Fourth Quarter 2009
Total revenues	$—	$—	$10	$—
Net loss applicable to common stockholders	$(4,620)	$(4,095)	$(13,837)	$(4,402)
Net loss per share applicable to common stockholders — basic and diluted	$(0.11)	$(0.09)	$(0.31)	$(0.05)
Weighted average shares used in computing basic and diluted loss per share	43,385	45,069	45,276	57,966

(12)  Subsequent Events

In January 2011, the Company received $50,000 upon issuing unsecured 10% convertible loan agreement and promissory note due in April 2011 to a private, non-affiliated investors.  Warrants to purchase 66,667 shares of common stock at an exercise price of $0.75 per share were issued with the loan agreement.  The $50,000 proceeds from the issuance of the promissory note and warrant were allocated on a relative fair value basis.  The relative fair value of the promissory note was estimated to be $25,011.  The relative fair value of the warrant was estimated to be $24,989, which was recorded as a debt discount to be amortized over the term of the note.

In January 2011 the Company entered into securities purchase agreements with two non-affiliated investors, under which the investors purchased 280,000 shares of common stock for $210,000.  In connection with this private placement the Company issued warrants to purchase 262,500 shares of common stock at an exercise price of $0.80 per share with an exercise period of five years. Additionally, one of the investors purchased a warrant to acquire 93,750 shares of common stock at a price of $0.80 per share for $3,750.

On January 18, 2011 the Company received $100,000 as a second advance under the $950,000 facility agreement entered into on December 14, 2010 which is fully described in Note 10 above.

On January 20, 2011, the Company entered into a $130,000 unsecured 12% Loan Agreement with SDS (the “SDS Loan”) due June 2, 2011.   In connection with this loan the Company issued SDS a warrant to purchase 17,333 shares of the Company’s stock with an exercise price of $0.75 per share. The $130,000 proceeds from the issuance of the promissory notes and warrants were allocated on a relative fair value basis.  The relative fair value of the promissory notes was estimated to be $120,024.  The relative fair value of the warrants was estimated to be $9,976, which was recorded as a debt discount to be amortized over the term of the notes.

On January 19, 2011, the Company entered into an agreement to borrow up to $2,220,000 from a non affiliated third party (the “Investor”). Under the Agreement the Company entered into two secured and collateralized promissory notes with principal amounts of $1,120,000 and $1,100,000. The $1,120,000 note carries an original issue discount of ten percent and annual interest of nine percent per annum, payable at maturity on June 30, 2012, and the $1,100,000 note carries an original issue discount of ten percent and annual interest of six percent per annum, payable at maturity on December 31, 2013.  Both notes are convertible into shares of the Company’s common stock, at a conversion price equal to 80% of the average of the daily volume weighted price of the Company’s common stock.  The notes have down-round protection upon the occurrence of specified events. The proceeds of Note 1 were received at closing on January 21, 2011. The proceeds of Note 2 will be received in four equal monthly tranches starting on July 19, 2011.

 On January 21, 2011, The Company consummated a Note Purchase Agreement with a single investor in the aggregate amount of $2,220,000 for the purchase and sale of two Secured Convertible Promissory Notes (the “Notes”).

On March 1, 2011, the Company entered into a transaction under Section 3(a)(10) of the Securities Act of 1933, as amended with Socius CG II, Ltd. (“Socius”).   Pursuant to this initial 3(a)(10) transaction, Socius purchased certain claims for payment totaling $1,650,000 from Cognate.  Thereafter, Socius elected to convert the claims into shares of the Company’s common stock.  The conversion was effected through a settlement agreement between Socius and the Company.  The settlement agreement was then the subject of a court proceeding (nominally brought by Socius against the Company, but handled on a cooperative basis through a Joint Stipulation by both parties) in order to obtain court approval of the settlement in accordance with the requirements of Section 3(a)(10).  That Court approval was obtained on March 1, 2011.  Pursuant to the settlement, the full amount of the $1,650,000 debt will be converted into shares of common stock at a conversion price equal to a thirty percent discount from the market price, with the market price being determined over a reference period of up to twenty (20) trading days from the date hereof (the “Reference Period”).  In addition, the settlement provided that an equal amount of shares of common stock are to be delivered by the Company to Socius on a temporary basis, as a form of security during the Reference Period.  At the end of the Reference Period, a true-up mechanism will be applied to confirm the final number of conversion shares based on the market price. As of March 31, 2010 The Company had issued 6,852,228 shares of the Company’s common stock to Socius in settlement of the Socius claims.

During the quarter ended March 31, 2011 the Company issued 2,930,228 shares in addition to the share issuances described above. Approximately 1,521,000 the shares were issued in settlement of loan conversions and 1,408,000 were issued in respect of consulting and other services rendered.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Bethesda, State of Maryland, on April 21,  2011.

NORTHWEST BIOTHERAPEUTICS, INC.

By:	/s/ ALTON L. BOYNTON
Name: Alton L. Boynton
Title: President and Chief Executive Officer (Principal Executive Officer) (Principal Executive Accounting Officer and Financial

By:	/s/ LINDA M. POWERS
Name: Linda M. Powers
Title: Director, Chairperson

By:	/s/ ROBERT FARMER
Name: Robert Farmer
Title: Director

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

10.4	Form of Loan Agreement and 10% Convertible, Promissory Note between the Company and Toucan Partners, LLC.(10.4)(23)

10.5	Amended and Restated Investor Rights Agreement dated April 17, 2006.(10.4)(18)

10.6	Second Amended and Restated Investor Rights Agreement dated June 22, 2007 between the Company and Toucan Capital Fund II, LLP.(10.3)(29)

10.7	Securities Purchase Agreement, dated March 30, 2006 by and among the Company and the Investors identified therein.(10.1)(6)

10.8	Form of Warrant.(10.2)(6)

10.9	Warrant to purchase securities of the Company dated April 26, 2004 issued to Toucan Capital Fund II, L.P.(10.9)(7)

10.10	Warrant to purchase securities of the Company dated June 11, 2004 issued to Toucan Capital Fund II, L.P.(10.8)(7)

10.11	Warrant to purchase securities of the Company dated July 30, 2004 issued to Toucan Capital Fund II, L.P.(10.7)(7)

10.12	Warrant to purchase securities of the Company dated October 22, 2004 issued to Toucan Capital Fund II, L.P.(10.3)(8)

10.13	Warrant to purchase securities of the Company dated November 10, 2004 issued to Toucan Capital Fund II, L.P.(10.3)(9)

10.14	Warrant to purchase securities of the Company dated December 27, 2004 issued to Toucan Capital Fund II, L.P.(10.3)(10)

10.15	First Amendment to Warrants between Northwest Biotherapeutics, Inc. and Toucan Capital Fund II, L.P. dated January 26, 2005.(10.5)(1)

10.16	Warrant to purchase Series A Preferred Stock dated January 26, 2005 issued to Toucan Capital Fund II, L.P.(10.2)(1)

10.17	Warrant to purchase securities of the Company dated April 12, 2005 issued to Toucan Capital Fund II, L.P.(10.39)(11)

10.18	Warrant to purchase securities of the Company dated May 13, 2005 issued to Toucan Capital Fund II, L.P.(10.3)(12)

10.19	Warrant to purchase securities of the Company dated June 16, 2005 issued to Toucan Capital Fund II, L.P.(10.3)(13)

10.20	Warrant to purchase securities of the Company dated July 26, 2005 issued to Toucan Capital Fund II, L.P.(10.3)(14)

10.21	Warrant to purchase securities of the Company dated September 7, 2005 issued to Toucan Capital Fund II, L.P.(10.3)(15)

10.22	Amended Form of Warrant to purchase securities of the Company dated November 14, 2005 and April 17, 2006, as amended April 14, 2007, issued to Toucan Partners, LLC.(10.21)(23)

10.23	Form of Warrant to purchase securities of the Company dated April 14, 2007 issued to Toucan Partners, LLC.(10.22)(23)

10.24	Loan Agreement and 10% Convertible Promissory Note in the principal amount of $100,000 between the Company and Toucan Partners, LLC, dated April 27, 2007.(10.1)(24)

10.25	Warrant to purchase securities of the Company issued to Toucan Partners, LLC, dated April 27, 2007. (10.2)(24)

10.26	Form of Toucan Partners Loan Agreement and 10% Convertible Note, dated as of June 1, 2007.(10.1)(27)

10.27	Form of Toucan Partners Warrant, dated as of June 1, 2007.(10.2)(27)

10.28	Amended and Restated Warrant to purchase Series A Preferred Stock issued to Toucan Capital Fund II, L.P., dated as of June 1, 2007.(10.3)(27)

10.29	Warrant to purchase Series A-1 Preferred Stock issued to Toucan Capital Fund II, L.P., dated as of June 1, 2007.(10.4)(27)

10.30	Warrant to purchase Series A-1 Preferred Stock issued to Toucan Capital Fund II, L.P., dated as of June 1, 2007.(10.5)(27)

10.31	Northwest Biotherapeutics, Inc. $225,000 Demand Note dated June 13, 2007.(10.1)(28)

10.32	Conversion Agreement dated June 15, 2007 and effective June 22, 2007 between the Company and Toucan Capital Fund II, LLP.(10.1)(29)

10.33	Termination Agreement dated June 22, 2007 between the Company and Toucan Capital Fund II, LLP.(10.2)(29)

10.34	NOMAD Agreement dated June 15, 2007 and effective June 22, 2007 between the Company and Collins Stewart Europe Limited.(10.4)(29)

10.35***	Employment Agreement dated June 18, 2007 between Dr. Alton L. Boynton and the Company. (10.6)(29)

10.36***	Employment Agreement dated October 1, 2007 between Anthony P. Deasey and the Company.(10.1)(30)

10.37***	Letter of Appointment for Linda F. Powers.(10.8)(29)

10.38***	Letter of Appointment for R. Steve Harris.(10.9)(29)

10.39	Form of Warrant to purchase common stock of the Company, as amended.(10.27)(18)

10.40**	Northwest Biotherapeutics DCVax — Brain Services Agreement with Cognate BioServices, Inc. dated May 17, 2007.(10.1)(25)

10.41***	1998 Stock Option Plan.(10.15)(2)

10.42***	1999 Executive Stock Option Plan.(10.16)(2)

10.43***	2001 Stock Option Plan.(10.17)(2)

10.44***	2001 Nonemployee Director Stock Incentive Plan.(10.18)(2)

10.45***	Employee Stock Purchase Plan.(10.19)(2)

10.46***	2007 Stock Option Plan.(10.5)(29)

10.47***	Form of Stock Option Agreement under the 2007 Stock Option Plan.(10.2)(31)

10.48	Lease Agreement.(10.34)(18)

10.49	Lease Extension between the Company and the International Union of Operating Engineers Local 302, dated May 31, 2007(10.1)(26).

10.50	Clinical Study Agreement between the Company and the Regents of the University of California dated February 14, 2006.(10.35)(18)

10.51***	Employment Agreement dated June 18, 2007, by and between Jim Johnston and the Company.(10.7)(29)

10.52***	Form of Stock Option Agreement, dated December 31, 2007, by and between Dr. Alton L. Boynton and the Company.(99.1)(32)

10.53***	Form of Stock Option Agreement, dated December 31, 2007, by and between Dr. Marnix Bosch and the Company.(99.2)(32)

10.54	Sublease Agreement, dated as of March 21, 2008, between the Company and Toucan Capital Corporation.(10.1)(34)

10.55	Loan Agreement and Promissory Note, dated May 9, 2008 between the Company and Al Rajhi Holdings WLL (4.5)(36)

10.56	Loan Agreement and Promissory Note, dated August 19, 2008 between the Company and Toucan Partners LLC (10.1)(37)

10.57	Loan Agreement and Promissory Note, dated October 1, 2008 between the Company and SDS Capital Group SPC, Ltd (10.2)(38)

10.58	Warrant, dated October 1, 2008, between the Company and SDS Capital Group SPC, Ltd (10.3)(38)

10.59	Loan Agreement and Promissory Note, dated October 21, 2008, between the Company and SDS Capital Group SPC, Ltd (10.4)(39)

10.60	Form of Loan Agreement and Promissory Note, dated November 6, 2008, between the Company and a Group of Private Investors (10.5)(39)

10.61	Form of Warrant, dated November 6, 2008, between the Company and SDS Capital Group SPC. Ltd and a Group of Private Investors (10.5)(39)

10.62	Loan Agreement and Promissory Note, dated December 22, 2008, between the Company and Toucan Partners LLC (10.62)(40)

10.63	Form of Warrant, dated December 22, 2008, between the Company and Toucan Partners LLC (10.62)(40)

10.64	Form of Securities Purchase Agreement, dated January 16, 2009, by and among the Company and Al Rajhi Holdings (10.62)(40)

10.65	Securities Purchase Agreement, dated March 27, 2009 by and among the Company and a Group of Equity Investors (10.62)(40)

10.66	Form of Warrant, dated March 27,2009, between the Company and a Group of Equity Investors (10.62)(40)

10.67	Form of Loan Agreement and Promissory Note, dated March 27 2009, between the Company and a Group of Private Lenders (10.62)(40)

10.68	Conversion Agreement effective September 28, 2009 between the Company and Toucan Partners, LLC (10.1) (41)

10.69	Form of Loan Extension Agreement dated September 28, 2009 (10.2) (42)

10.70***	Retention Agreement between Dr. Alton L. Boynton and the Company dated September 28, 2009 (10.3) (42)

10.71	Lease Agreement (43)

11	Computation of net loss per share included within the Northwest Biotherapeutics, Inc. audited financial statements for the year ended December 31, 2008 included in this Annual Report on Form 10-K.

21	Subsidiary of the registrant.(21.1)(35)

23*	Consent of Peterson Sullivan LLP, Independent Registered Public Accounting Firm.

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

(3)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Registration Statement on Form 8-A on July 8, 2002.

(4)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Form 10-K on May 14, 2004.

(5)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Quarterly Report on Form 10-Q on November 14, 2005.

(6)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on March 31, 2006.

(7)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on August 6, 2004.

(8)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on October 28, 2004.

(9)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on November 16, 2004.

(10)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on December 30, 2004.

(11)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Annual Report on Form 10-K on April 15, 2005.

(12)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8- K on May 18, 2005.

(13)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on June 21, 2005.

(14)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on August 1, 2005.

(15)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on September 9, 2005.

(16)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Quarterly Report on Form 10-Q on November 14, 2003.

(17)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on August 5, 2005.

(18)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 10-K on April 18, 2006.

(19)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on April 26, 2006.

(20)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Form 10-K/A on June 30, 2006.

(21)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant Registration Statement on Form S-1 (File No. 33-134320) on May 19, 2006.

(22)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1(File No. 333-134320) on July 17, 2006.

(23)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Form 10-K on April 17, 2007.

(24)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on May 3, 2007.

(25)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on May 21, 2007.

(26)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on June 4, 2007.

(27)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on June 7, 2007.

(28)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on June 18, 2007.

(29)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on June 22, 2007.

(30)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on October 2, 2007.

(31)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Registration Statement on Form S-8 on November 21, 2007.

(32)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on January 3, 2008.

(33)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 on January 28, 2008.

(34)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on March 24, 2008.

(35)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-1 on December 17, 2007.

(36)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on May 15, 2008.

(37)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Quarterly Report on Form 10-Q on August 19, 2008.

(38)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on October 6, 2008.

(39)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Current Report on Form 8-K on November 11, 2008.

(40)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Form 10-K on April 15, 2009.

(41)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Quarterly Report on Form 10-Q on August 14, 2009.

(42)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Quarterly Report on Form 10-Q on November 23, 2009.

(43)	Incorporated by reference to the exhibit shown in the preceding parentheses filed with the Registrant’s Quarterly Report on Form 10-Q on May 21, 2010.