Form 10-Q/A
period 2010-09-30
NORTHWEST BIOTHERAPEUTICS INC
filed 2011-05-06
CIK 1072379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 4

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

NORTHWEST BIOTHERAPEUTICS, INC

Dated: May 6, 2011	By:	/s/ Alton L. Boynton
Alton L. Boynton
President and Chief Executive Officer
Principal Executive Officer Principal Financial and Accounting Officer

By:	/s/ Linda M. Powers
Linda m. Powers
Director and Chairman

By:	/s/ Robert Farmer
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