Form 10-Q
period 2011-03-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2011-05-20
CIK 1072379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____

Commission file number 000-33393

Northwest Biotherapeutics, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	94-3306718
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4800 Montgomery Lane, Suite 800	20814
Bethesda, Maryland 20814	(Zip Code)
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

As of May 16, 2011, the total number of shares of common stock, par value $0.001 per share, outstanding was 83,860,015.

NORTHWEST BIOTHERAPEUTICS, INC.

TABLE OF CONTENTS

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 2010 and March 31, 2011 (unaudited)	3

Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2010 and 2011 and the period from March 18, 1996 (inception) to March 31, 2011	4

Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2010 and 2011 and the period from March 18, 1996 (inception) to March 31, 2011	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

Item 4. Controls and Procedures	17

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	20

Item 4. (Removed and Reserved)	20

Item 5. Other Information	20

Item 6. Exhibits	20

SIGNATURES	21

INDEX TO EXHIBITS	22

Part I — Financial Information

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2010	March 31, 2011
		(unaudited)
ASSETS
Current assets:
Cash	$153	$1,068
Prepaid expenses and other current assets	86	60
Total current assets	239	1,128

Property and equipment:
Laboratory equipment	29	29
Office furniture and other equipment	123	123
	152	152
Less accumulated depreciation and amortization	(113)	(113)
Property and equipment, net	39	39
Deposit and other non-current assets	16	16
Total assets	$294	$1,183

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,835	$2,851
Accounts payable, related party	10,527	9,971
Accrued expenses	2,074	2,518
Accrued expenses, related party	1,749	1,904
Notes payable	1,364	1,539
Note payable to related parties	4,000	4,000
Convertible notes payable, net	2,736	2,849
Convertible notes payable to related party, net	-	1,109
Embedded derivative liability	839	832
Common stock warrant liability	-	5,753
Total current liabilities	26,124	33,326

Long term liabilities:
Notes payable	350	-
Convertible notes payable, net	555	1,519
Convertible notes payable to related party, net	949	103
Total long term liabilities	1,854	1,622
Total liabilities	27,978	34,948
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized and none issued and outstanding
Common stock, $0.001 par value; 150,000,000 shares authorized, 73,118,471 and 83,180,927 shares issued and outstanding at December 31, 2010 and March 31, 2011, respectively	73	83
Additional paid-in capital	191,344	193,681
Deficit accumulated during the development stage	(218,948)	(227,356)
Cumulative translation adjustment	(153)	(173)
Total stockholders’ equity (deficit)	(27,684)	(33,765)
Total liabilities and stockholders’ equity (deficit)	$294	$1,183

See accompanying notes to the condensed consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)
(Unaudited)

			Period from March 18, 1996 (Inception) to
	Three Months Ended March 31		March 31,
	2010	2011	2011
Revenues:
Research material sales	$-	$-	$570
Contract research and development from related parties	-	-	1,128
Research grants and other	-	-	1,061
Total revenues	-	-	2,759
Operating cost and expenses:
Cost of research material sales	-	-	382
Research and development	1,991	4,440	81,252
General and administration	1,356	2,316	64,305
Depreciation and amortization	-	-	2,353
Loss on facility sublease	-	-	895
Asset impairment loss and other (gain) loss	-	-	2,445
Total operating costs and expenses	3,347	6,756	151,632
Loss from operations	(3,347)	(6,756)	(148,873)
Other income (expense):
Warrant valuation	-	-	6,759
Loan conversion inducement	-	-	(10,290)
Derivative valuation gain (loss)	-	(161)	(107)
Gain on sale of intellectual property and property and equipment	-	-	3,664
Interest expense	(2,498)	(1,491)	(35,407)
Interest income and other	-	-	1,707
Net loss	(5,845)	(8,408)	(182,547)
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	-	-	(12,349)
Modification of Series A preferred stock warrants	-	-	(2,306)
Modification of Series A-1 preferred stock warrants	-	-	(16,393)
Series A preferred stock dividends	-	-	(334)
Series A-1 preferred stock dividends	-	-	(917)
Warrants issued on Series A and Series A-1 preferred stock dividends	-	-	(4,664)
Accretion of Series A preferred stock mandatory redemption obligation	-	-	(1,872)
Series A preferred stock redemption fee	-	-	(1,700)
Beneficial conversion feature of Series D preferred stock	-	-	(4,274)
Net loss applicable to common stockholders	$(5,845)	$(8,408)	$(227,356)
Net loss per share applicable to common stockholders — basic and diluted	$(0.10)	$(0.11)
Weighted average shares used in computing basic and diluted net loss per share	59,928	77,087

See accompanying notes to the condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)
			Period from March 18, 1996 (Inception) to
	Three Months Ended March 31,		March 31,
	2010	2011	2011
Cash Flows from Operating Activities:
Net Loss	$(5,845)	$(8,408)	$(182,547)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	-	-	2,353
Amortization of deferred financing costs	-	-	320
Amortization debt discount	343	1,066	25,275
Derivative valuation (gain) loss	-	161	107
Accrued interest converted to preferred stock	-	-	260
Accreted interest on convertible promissory note	-	-	1,484
Stock-based compensation costs	514	493	11,907
Stock and warrants issued for services and other expenses	3,213	3,262	12,597
Loan conversion inducement	-	-	10,290
Warrant valuation	-	-	(6,759)
Asset impairment loss and loss (gain) on sale of properties	-	-	(936)
Loss on facility sublease	-	-	895
Increase (decrease) in cash resulting from changes in assets and liabilities:
Prepaid expenses and other current assets	(7)	26	650
Accounts payable and accrued expenses	(263)	650	6,440
Related party accounts payable and accrued expenses	87	1,249	13,525
Accrued loss on sublease	-	-	(265)
Deferred rent	-	-	410
Net Cash used in Operating Activities	(1,958)	(1,501)	(103,994)
Cash Flows from Investing Activities:
Purchase of property and equipment, net	-	-	(5,044)
Proceeds from sale of property and equipment	-	-	258
Proceeds from sale of intellectual property	-	-	1,816
Proceeds from sale of marketable securities	-	-	2,000
Refund of security deposit	-	-	(3)
Transfer of restricted cash	-	-	(1,035)
Net Cash used in Investing Activities	-	-	(2,008)
Cash Flows from Financing Activities:
Proceeds from issuance of note payable	875	2,072	7,922
Proceeds from issuance of convertible notes payable to related parties	-	500	1,800
Proceeds from issuance of note payable to related parties	-	-	11,250
Repayment of note payable to related party	-	-	(7,600)
Proceeds from issuance of convertible promissory note and warrants, net of issuance costs	-	-	16,091
Repayment of convertible promissory note	-	(350)	(1,020)
Borrowing under line of credit, Northwest Hospital	-	-	2,834
Repayment of line of credit, Northwest Hospital	-	-	(2,834)
Payment on capital lease obligations	-	-	(323)
Payments on note payable	-	-	(420)
Proceeds from issuance preferred stock, net	-	-	28,708
Proceeds from exercise of stock options and warrants	-	-	228
Proceeds from issuance common stock, net	1,089	210	53,784
Proceeds for sale of stock warrant	-	4	94
Payment of preferred stock dividends	-	-	(1,251)
Series A preferred stock redemption fee	-	-	(1,700)
Deferred financing costs	-	-	(320)
Net Cash provided by Financing Activities	1,964	2,436	107,243
Effect of exchange rates on cash	23	(20)	(173)
Net increase in cash	(29)	915	1,068
Cash at beginning of period	65	153	-
Cash at end of period	$94	$1,068	$1,068

Supplemental disclosure of cash flow information — Cash paid during the period for interest	$-	$-	$1,879
Supplemental schedule of non-cash financing activities:
Equipment acquired through capital leases	$-	$-	$285
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	-	-	12,349
Issuance of common stock in connection conversion of notes payable and accrued interest	-	878	4,164
Modification of Series A preferred stock warrants	-	-	2,306
Modification of Series A-1 preferred stock warrants	-	-	16,393
Warrants issued on Series A and Series A-1 preferred stock dividends	-	-	4,664
Common stock warrant liability	-	5,753	17,594
Accretion of mandatorily redeemable Series A preferred stock redemption obligation	-	-	1,872
Debt discount on promissory notes	579	1,435	15,526
Conversion of convertible promissory notes and accrued interest to Series D preferred stock	-	-	5,324
Conversion of convertible promissory notes and accrued interest to Series A-1 preferred stock	-	-	7,707
Conversion of convertible promissory notes and accrued interest to common stock	-	-	269
Issuance of Series C preferred stock warrants in connection with lease agreement	-	-	43
Issuance of common stock to settle accounts payable	-	1,650	1,654
Liability for and issuance of common stock and warrants to Medarex	-	-	840
Issuance of common stock to landlord	-	-	35
Deferred compensation on issuance of stock options and restricted stock grants	-	-	759
Cancellation of options and restricted stock	-	-	849
Financing of prepaid insurance through note payable	-	-	491
Stock subscription receivable	-	-	480

See accompanying notes to the condensed consolidated financial statements.

Northwest Biotherapeutics, Inc.
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements
(unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Northwest Biotherapeutics, Inc. and its subsidiary, NW Bio Europe Sarl (collectively, the “Company”, “we”, “us”, and “our” ). All material intercompany balances and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). All normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the three month periods ended March 31, 2010 and 2011 are not necessarily indicative of results to be expected for a full year.

The independent registered public accounting firm’s report on the financial statements for the fiscal year ended December 31, 2010 states that because of recurring operating losses, net operating cash flow deficits, and a deficit accumulated during the development stage, there is substantial doubt about the Company’s ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies

The Company implemented the following accounting policy during the period ended March 31, 2011.

Common Stock Warrant Liability - The Company accounts for potential shares that can be converted to common stock that were in excess of authorized shares, as a liability that is recorded at fair value.

The other significant accounting policies used in the preparation of the Company’s condensed consolidated financial statements are disclosed in Note 3 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Stock-based compensation expense was as follows for the three months ended March 31 (in thousands):

	2010	2011
Research and development	$186	$164
General and administrative	328	329
Total stock- based compensation expense	$514	$493

There were no options to purchase common stock granted during the three month periods ended March 31, 2010 and 2011.

At March 31, 2011, the unrecognized compensation expense related to stock options was $0.8 million which is to be recognized over a weighted average period of 1.9 years.

4. Fair Value Measurements

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

The Company follows new accounting guidance for determining whether a financial instrument is indexed to its own stock. For example, equity or debt instruments with down-round provisions that protect holders from declines in stock price are recorded as liabilities. Down round provisions reduce the exercise price of equity or debt instruments if a company either issues equity shares for a price that is lower than the exercise price of those instruments or issues new warrants or convertible instruments that have a lower exercise price. The Company evaluated whether any warrants or other agreements to acquire shares of the Company’s common stock contain down- round provisions based on a variable that is not an input to the fair value of a “fixed-for-fixed” option. The Company determined that certain warrants and note payable conversion features contained such provisions and therefore these instruments were not indexed to the Company’s stock and are therefore recorded as embedded derivative liabilities.

The Company recognizes the derivative liabilities at their respective fair values at inception and on each reporting date. The Company measures fair value using a binomial model adjusted for the probability of issuance using a Monte Carlo simulation. Changes in fair value are recorded in “Derivative valuation gain (loss)” in the consolidated statement of operations. As of March 31, 2011, the fair value of the derivative liabilities was $832,000 with a change in fair value during the period from December 31, 2010 to March 31, 2011 of $161,000. Key assumptions for determining fair values included expected terms of 6 months, volatility of 66% and risk-free interest rate of 0.26%.

As discussed in Note 7, the Company's total potential outstanding common stock exceeded the Company’s authorized shares by 12,385,000 shares as of March 31, 2011, when the Company entered into convertible promissory notes and issued warrants to purchase common stock. The fair value of the shares potentially issuable in excess of the authorized shares at March 31, 2011, totaled approximately $5,753,000, and was recognized as a common stock warrant liability on March 31, 2011.

The Company's embedded derivative liability and common stock warrant liability were measured using significant unobservable (Level 3) inputs. There were no assets as of or during the quarter ended March 31, 2011, and no assets or liabilities as of or during the quarter ended March 31, 2010, measured at fair value using unobservable inputs. The following table represents the Company’s embedded derivative liability and common stock warrant liability activity for the period ended March 31, 2011:

	Embedded Derivative Liability	Common Stock Warrant Liability
Balance, January 1, 2011	$839,000	$-
Common stock warrant liability at inception	-	5,753,000
Reclassification to stockholders' equity upon conversion of notes	(168,000)	-
Net change in fair value of embedded derivative liabilities	161,000	-
Balance, March 31, 2011	$832,000	$5,753,000

5. Liquidity

The Company has experienced recurring losses from operations, and, as of March 31, 2011, had a working capital deficit of $32.1 million and a deficit accumulated during the development stage of $227.4 million. Of this $227.4 million deficit, $104.0 million (less than half) reflects cash used in operations, and the remaining $123.4 million reflects non-cash accounting measures.

Since 2004 Toucan Capital Fund II, L.P. (“Toucan Capital”), Toucan Partners LLC (“Toucan Partners”), entities controlled by Ms. Linda Powers, the managing director of Toucan Capital and managing member of Toucan Partners, and Ms. Linda Powers (collectively “Toucan”) have provided substantial funding to the Company. During the period from 2004 to 2007, the funding consisted of various loans and the purchase of common stock. Under a Conversion Agreement during 2007, all loans payable to Toucan outstanding at the time were converted to preferred stock and the preferred stock was subsequently converted to common stock. As a result of additional loans, as of March 31, 2011, notes payable include $1.5 million 12% convertible notes payable to Toucan. The notes payable to Toucan outstanding as of March 31, 2011, are convertible at $0.20 per share. As a result of this financing activity, as of March 31, 2011, Toucan held 20,044,305 shares of common stock, representing approximately 24.1% of the common stock outstanding. Further, as of March 31, 2011, Toucan, beneficially owned (including unexercised warrants) 46,239,849 shares of common stock, representing a beneficial ownership interest of approximately 35.7%.

In addition to financing obtained from Toucan, the Company has raised additional capital by issuing common stock and debt securities. As of May 16, 2011 the Company had approximately $0.8 million of cash on hand. The Company will need to raise additional capital in the near future to continue to fund its clinical trials and other operating activities and there can be no assurance that its efforts to seek such funding will be successful. The Company may raise additional funds by issuing additional common stock or securities (equity or debt) convertible into shares of common stock, in which case, the ownership interest of its stockholders will be diluted. Any debt financing, if available, is likely to include restrictive covenants that could limit the Company’s ability to take certain actions. Further, the Company may seek funding from Toucan Capital or Toucan Partners or their affiliates or other third parties. Such parties are under no obligation to provide the Company with any additional funds, and any such funding may be dilutive to stockholders and may contain restrictive covenants. The Company is currently exploring additional financings with several other parties; however, there can be no assurance that the Company will be able to complete any such financings or that the terms of such financings will be attractive to the Company. If the Company’s capital raising efforts are unsuccessful, its inability to obtain additional cash as needed could have a material adverse effect on the Company’s financial position, results of operations and the Company’s ability to continue its existence..

6. Notes Payable

Notes Payable Originating During 2011

In January 2011, the Company received $50,000 upon issuing unsecured 10% convertible loan agreement and promissory note due in April 2011 to a private, non-affiliated investors. The note is convertible at maturity into shares of of the Company’s common stock at a conversion price of $0.75 per share. Warrants to purchase 66,667 shares of common stock at an exercise price of $0.75 per share were issued with the loan agreement. The Company did not repay the promissory note on or before the maturity date, and as a result, the note holder became entitled to receive a warrant to purchase an additional 66,667 shares of common stock.

In February 2011, the Company received $50,000 upon issuing an unsecured 6% promissory note due in February 2012. The note is convertible into shares of the Company's stock at a conversion price of $0.50 per share. The beneficial conversion feature related to the note was determined to be approximately $25,000 and is being amortized over term of the note.

On January 19, 2011, the Company entered into an agreement to receive up to $2,220,000 from a non affiliated third party (the “Investor”). Under the agreement the Company entered into two promissory notes with principal amounts of $1,120,000 and $1,100,000, which are secured by certain notes and assets provided by the Investor (representing future tranches of funding under the Agreement), but are not secured by any assets of the Company. The $1,120,000 note carries an original issue discount of 10% and annual interest of 9% per annum, payable at maturity on June 30, 2012, and the $1,100,000 note carries an original issue discount of 10% and annual interest of 6% per annum, payable at maturity on December 31, 2013. Both notes were initially convertible into shares of the Company’s common stock, at a conversion price equal to 80% of the average of the daily volume weighted price of the Company’s common stock for the five lowest trading days during the 10 days immediately preceding conversion. The notes have down-round protection upon the occurrence of specified events. The proceeds of Note 1 were received at closing on January 21, 2011. The proceeds of Note 2 were to be received in four equal monthly tranches starting on July 19, 2011. However, on May 4, 2011 the Company and the Investor entered into an agreement to accelerate the funding of $600,000 of the $1,000,000 proceeds of Note 2. Pursuant to that agreement, the Investor provided the accelerated funding to the Company on May 4, 2011 and in consideration thereof, the Company adjusted the conversion price on its promissory notes to reduce the price from 80% to 70% of the market price at the time of conversion to 70%. The Investor also agreed to purchase, before October 4, 2011, outstanding indebtedness from an existing creditor in an amount of at least $1 million which has been outstanding for at least 6 months.  The Company agreed to negotiate a settlement of the amount acquired in the form of shares of the company’s common stock. The beneficial conversion feature related to the note was determined to be approximately $276,000. As a result, the total discount on the note (including the original issue discount) totaled $396,000, and is being amortized over term of the note.

On January 20, 2011, the Company entered into a $130,000 unsecured 12% Loan Agreement with SDS (the “SDS Loan”) due June 2, 2011.

In February 11, 2011, the Company received $50,000 upon issuing unsecured 6% convertible loan agreement and promissory note due in February 11, 2012 to a private, non-affiliated investor. The note is convertible at maturity into shares of the Company’s common stock at a conversion price of $0.50 per share. The intrinsic value of the convertible notes resulted in a beneficial conversion feature amounting to $25,000 which was recorded as a debt discount to be amortized over the term of the note.

On February 18, 2011, the Company entered into a transaction under which amounts due to a service provider were converted into a Convertible Promissory note in the amount of $192,195. The note was assigned to an unrelated, non-affiliated third party and amended (the “Amended Note”). The Amended Note carries an original issue discount of 10% and an annual interest rate of 4% payable at maturity on February 18, 2013. The Amended Note is convertible into shares of the Company’s common stock, at a conversion price equal to 80% of the market price at the time of conversion (the average price comprised of the average of the daily volume weighted average prices for the five (5) trading days with the lowest average prices during the fifteen (15) trading days immediately preceding conversion). The Company also entered into an additional agreement with the same investor to receive $190,000 pursuant to an additional Convertible Promissory Note. Under the same terms and with the same maturity date as the Amended Note. The intrinsic value of the convertible notes resulted in a beneficial conversion feature amounting to $122,000. As a result, the total discount on the notes (including original issue discount) totaled $176,000 and is being amortized over the term of the note

During the three months ended March 31, 2011, the Company received an additional $650,000 under the $3,050,000 financing agreement which originated on December 14, 2010. During 2010, the Company received $350,000, and as of March 31, 2011, the cumulative amount advanced under the agreement was $1,000,000. The advances include a one-time interest charge of 11% and are repayable on December 16, 2013. The principal and interest payable under the agreement of $1,102,000 at March 31, 2011, is effectively convertible into common stock, at a conversion price equal to 80% of the average of the five lowest closing prices for the Company's stock, over the 25 trading days immediately preceding conversion. The beneficial conversion feature related to the agreement was determined to be approximately $675,000, and is being amortized over term of the note. On March 30, 2011, at the Company’s request, the investor agreed to cancel a note in the amount of $500,000 that was to be included in future stages of the funding arrangement entered into on December 14, 2010. The effect of this cancellation was to remove the Company’s obligation in that amount, and correspondingly reduce that funding arrangement.

On March 31, 2011, the Company entered into an unsecured Loan Agreement and Promissory Note with Toucan Partners in the amount of $500,000. The note matures on December 14, 2013, carries an original issue discount of approximately 10% and a one-time interest charge of 10%. The note is convertible into shares of the Company’s stock at a conversion price equal to 80% of the average of the five lowest closing prices in the 25 days previous to the conversion date which was $0.28 on the date the note was issued. Any amount that is still outstanding at maturity is repayable in cash. The intrinsic value of the convertible notes resulted in a beneficial conversion feature amounting to $436,000. As a result, the total discount on the notes (including original issue discount) totaled $489,000 and is being amortized over the term of the note

Notes payable consist of the following at December 31, 2010 and March 31, 2011 (in thousands):

	December 31, 2010	March 31, 2011

Notes payable – current
0% to 12% unsecured due between June 2011 and August 2011 (net of warrant discount and original issue discount in 2010 $38 and $45 in 2011)	$714	$889
0% to 12% unsecured due June 2010	650	650
	$1,364	$1,539

Notes payable related parties - current
12% unsecured due December 31, 2010	$4,000	$4,000

Convertible notes payable, net - current
0% unsecured due June 2011 (net of discount related to beneficial conversion feature $357 in 2010 and $4 in 2011)	$360	$15
6% unsecured due November 2010	300	50
6% unsecured due March 2011	110	110
6% unsecured due between March 2011 and March 2012 (net of discount related to beneficial conversion feature $424 in 2010 and $537 in 2011)	1,526	2,338
10% unsecured due May 2011 (net of discount related to beneficial conversion feature $57 in 2010 and $8 in 2011)	338	287
11% unsecured due December 2011 (net of discount related to beneficial conversion feature $143 in 2010 and $38 in 2011)	102	49
	$2,736	$2,849

Convertible Notes payable related party, net - current
6% due July 2011 and November 2011 (net of discount reated to beneficial conversion feature $351 in 2010 and $161 in 2011)	$-	$1,109

Long term notes payable
20% unsecured convertible note due December 2013	$350	$-

Long term convertible notes, net
4% to 10% unsecured due between February 2013 and March 2014 (net of discount related to beneficial conversion feature $321 in 2010 and $1,098 in 2011)	$555	$1,519

Long term convertible notes related party, net
20% unsecured convertible note due December 2013 (net of discount reated to beneficial conversion feature and original issue discount $449 in 2011)	$949	$103

Total notes payable, net	$9,954	$11,119

7. Common Stock Warrant Liability

The Company accounts for potential shares that can be converted to common stock that are in excess of authorized shares, as a liability that is recorded at fair value. Total potential outstanding common stock exceeded the Company’s authorized shares by 12,385,000 shares as of March 31, 2011 when the Company entered into convertible promissory notes and issued warrants to purchase common stock. The fair value of the shares potentially issuable in excess of the authorized shares at March 31, 2011 totaled approximately $5,753,000 and was recognized as a common stock warrant liability on March 31, 2011. The value of the warrant liability was computed by valuing the potentially dilutive securities that management believed were most likely to be converted. As of March 31, 2011, those potentially dilutive securities consisted of warrants to purchase common stock with exercise prices ranging from $0.15 to $0.60 per share. This liability is revalued at each reporting date with any change in value included in other income/ (expense) until such time as enough shares are authorized to cover all potentially convertible instruments. The fair value of the warrants as of March 31, 2011 was determined using the Black-Scholes option pricing model based on the following assumptions: expected dividend yield of 0%, risk-free interest rates between 0.55 and 2.41%, volatility between 124 and 203% and contractual lives between of 1.5 and 5.75 years. Future issuances of common stock and instruments convertible or exercisable into common stock will have the impact of increasing the number of potential shares used to value the common stock warrant liability.

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

	Three Months Ended March 31
	2010	2011
Common stock options	4,158	3,257
Common stock warrants	37,000	46,726
Convertible notes	16,400	29,750
Excluded potentially dilutive securities	57,558	79,733

9. Related Party Transactions

Cognate Agreement

On July 30, 2004, the Company entered into a service agreement with Cognate Therapeutics, Inc. (now known as Cognate BioServices, Inc., or Cognate), a contract manufacturing and services organization in which Toucan Capital has a majority interest. In addition, two of the principals of Toucan Capital are members of Cognate’s board of directors and, on May 17, 2007, the managing director of Toucan Capital was appointed to serve as a director of the Company and to serve as the non-executive Chairperson of the Company’s Board of Directors. Under the service agreement, the Company agreed to utilize Cognate’s services for an initial two-year period, related primarily to manufacturing DCVax product candidates, regulatory advice, research and development preclinical activities and managing clinical trials. The agreement expired on July 30, 2006; however, the Company continued to utilize Cognate’s services under the same terms as set forth in the expired agreement. On May 17, 2007, the Company entered into a new service agreement with Cognate pursuant to which Cognate will provide certain consulting and, when needed, manufacturing services to the Company for its DCVax -Brain Phase II clinical trial. Under the terms of the new contract, the Company paid a non-refundable contract initiation fee of $250,000 and committed to pay budgeted monthly service fees of $400,000, subject to quarterly true-ups, and monthly facility fees of $150,000. Under the terms of the contract unless the contract is terminated earlier the contract will expire at the earlier of (i) the submission of an FDA biological license application/new drug application on the Company’s brain cancer clinical trial or (ii) July 1, 2010. The Company may terminate this agreement with 180 days notice and payment of all reasonable wind-up costs and Cognate may terminate the contract in the event that the brain cancer clinical trial fails to complete enrollment by July 1, 2009. However, if such termination by the Company occurs at any time prior to the earlier of the submission of an FDA biological license application/new drug application on the Company’s brain cancer clinical trial or July 1, 2010 or, such termination by Cognate results from failure of the brain cancer clinical trial to complete patient enrollment by July 1, 2009, the Company is obligated to make an additional termination fee payment to Cognate equal to $2 million. Although the Company failed to complete enrollment of the brain cancer clinical trial by July 1, 2009, Cognate reserved its rights but did not trigger termination as of March 31, 2011. Since July 1, 2009 with the mutual agreement of Cognate and the Company the agreement has continued on a month to month basis on the same terms as included in the original agreement.

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

During the quarters ending March 31, 2010 and 2011, respectively, the Company recognized approximately $1.2 million and $1.7 million of research and development costs related to these service agreements. As of March 31, 2010 and 2011, the Company owed Cognate approximately $6.2 and $9.7 million, respectively.

During 2009, the Company and Cognate agreed that most of the accounts payable owed by the Company to Cognate, will be converted into shares of common stock instead of paid in cash. The conversion price will be no less favorable than the conversion price applied to any other creditor of the Company. The lowest conversion price applied to any other creditor of the Company to date following the agreement is $0.20 per share. Accordingly, if no lower conversion price is applied to any other creditor prior to completion of the Cognate conversion, the Cognate conversion will take place at $0.20 per share. The impact of the conversion will result in a reduction of liabilities for the amount converted. In addition, the Company will recognize the value of common stock issued in excess of the amount of accounts payable converted, if any, as a charge to operations when the conversion takes place. Initial review of the payables by both parties indicated a difference in the parties’ respective understanding of the amounts due. The parties have now agreed that as of March 31, 2011 the amount due to Cognate is $9.7 million. Finalization of the conversion arrangements are in process.

Toucan Capital Management

In accordance with a recapitalization agreement, pursuant to which Toucan Capital agreed to recapitalize the Company by making loans to the Company, the Company accrued and paid certain legal and other administrative costs on Toucan Capital’s behalf. Pursuant to the terms of the Conversion Agreement discussed above, the recapitalization agreement was terminated on June 22, 2007. Subsequent to the termination of the recapitalization agreement, Toucan Capital continues to incur costs on behalf of the Company. These costs primarily relate to consulting costs and travel expenses incurred in support of the Company’s international expansion efforts. In addition, beginning in 2007 the Company recorded rent expense due to Toucan Capital Corp. an affiliate of Toucan Capital for its office space in Bethesda, Maryland.

During the quarters ending March 31, 2010 and 2011, respectively, the Company recognized approximately $0.8 million and $nil of general and administrative costs for rent expense, as well as legal, travel and other costs incurred by Toucan Capital, Toucan Partners and Linda Powers on the Company’s behalf. At March 31, 2010 and 2011, accrued expenses payable to Toucan Capital and related parties amounted to $1.4 million and $1.5 million, respectively, and are included as part of accounts payable to related parties in the accompanying consolidated balance sheets.

Also during 2009, the Company agreed with Toucan Capital, Toucan Partners and Linda Powers that some or all of the accrued expenses owed by the Company to these parties for certain expense reimbursements will be converted into shares of common stock instead of paid in cash. Toucan Capital, Toucan Partners and Linda Powers have paid certain expenses on behalf of the Company. The parties agreed that these accrued expenses will be converted into common stock at a conversion rate equal to the price per share paid by unrelated investors at that time, and no less favorable than the conversion rate applied to any other creditor of the Company ($0.20 per share). The parties are in the process of determining the amounts of unbilled accrued expenses. The impact of the conversion will result in a reduction of liabilities for the amount converted. In addition, the Company will recognize the value of common stock issued in excess of the amount of the accrued expenses converted, if any, as a charge to operations when the conversion takes place. Finalization of these arrangements is in process.

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

10. Contingencies and Commitments

The Company terminated its lease with Toucan Capital Corporation on December 31, 2009. The Company is obligated to make monthly payments of approximately $5,000 during 2011 and other amounts thereafter under the terminated lease. Management is not able to estimate the amount of obligations subsequent to 2011.

On March 17, 2010, the Company entered into a non-cancelable operating lease for 7,097 square feet of office space in Bethesda, Maryland, which expires in September 2012. Future minimum lease payments under the lease are $163,475, $126,027 for 2011 and 2012, respectively. Rent expense for the three months ended March 31, 2010 and 2011 amounted to $5,975 and $31,606, respectively. The Company expects to lease part of this space to Toucan and proceeds of this sublease, if any, will be offset against the minimum lease payments specified above.

As of March 31, 2011, the Company has no other contractual commitments which result in material financial obligations other than the month to month agreement with Cognate and the office lease.

11. Stockholders’ Equity (Deficit)

Common Stock Issuances

Issuances of common stock during 2011 were as follows:

During the three months ended March 31, 2011 the Company sold to private investors 280,000 shares of common stock at $0.75 per share for net proceeds of $210,000.

During the three months ended March 31, 2011, the Company issued 1,760,486 shares of common stock as a result of the conversion of notes payable.

During three months ended March 31, 2011, the Company issued 1,169,000 shares of common stock for services valued at $728,000 based on the closing market price on the date of issuance of the shares.

On March 1, 2011 the Company issued 6,852,228 shares of common stock in conjunction with the settlement agreement between the Company and Socius CG II, Ltd. The settlement occurred when Socius purchased accounts payable amounting to $1,650,000 from Cognate, and the Company became indebted to Socius. The Company recognized the fair value of the common stock issued to Socius in excess of the accounts payable owed amounting to $2,378,000, as research and development expense in the accompanying consolidated financial statements.

Stock Purchase Warrants

Issuances of warrants during 2011 were as follows:

In January 2011, the Company issued warrants to purchase 66,667 shares of common stock at an exercise price of $0.75 per share connection with the 90 day unsecured 10% convertible loan agreement and promissory note entered into in January 2011.

In connection with the January 2011 securities purchase agreements with two non-affiliated investors, under which the investors purchased 280,000 shares of common stock for $210,000, the Company issued warrants to purchase 262,500 shares of common stock at an exercise price of $0.80 per share with an exercise period of five years. Additionally, one of the investors purchased a warrant to acquire 93,750 shares of common stock at a price of $0.80 per share for $3,750.

 In January 2011, the Company issued warrants to purchase 250,000 shares of common stock at an exercise price of $0.72 with a four year exercise period to a consultant. The fair value of the warrants amounting to $155,696 was charged to general and administrative expense in the accompanying consolidated financial statements and was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rate of 1.48%, volatility of 178%, and a contractual life of 4 years.

12. Subsequent Events

On May 2, 2011, Northwest Biotherapeutics, Inc. accepted subscriptions from three unaffiliated investors in the aggregate amount of $200,000. In consideration for such subscriptions, the Company agreed to issue 416,666 shares of its common stock, par value $0.001 per share and warrants to purchase an additional 10,416 shares of Common Stock.

As referred to in Note 6 on May 4, 2011, the Company received funding of $600,000 pursuant to an agreement with a private non-affiliated Investor to accelerate a portion of the overall funding transaction entered into by the parties and reported in January, 2011. Under this overall arrangement, the Investor previously agreed to provide total funding of up to $2,000,000, in a series of tranches. The first tranche of $1,000,000 was provided by the Investor to the Company in January, 2011. The additional $1,000,000 funding was to be provided by the Investor in four equal monthly tranches, starting six months after the closing of the initial funding in January, 2011. Each of the four planned tranches was embodied in a note from the Investor to the Company. On May 4, 2011, the Company and the Investor modified the original terms of the overall funding arrangement to accelerate the Investor’s provision of $600,000 of the $1,000,000 subsequent funding.

In consideration of the funding received from the Investor, the Company issued convertible promissory notes to the Investor, with a maturity of December 31, 2013, an original issue discount of 10% and annual interest of 6%. In consideration for acceleration of the $600,000 of funding, the Company agreed to amend the conversion price in the convertible promissory notes issued by the Registrant to the Investor, to reduce it from 80% to 70% of the market price at the time of conversion. The Investor also agreed to purchase, before October 4, 2011, outstanding indebtedness from an existing creditor in an amount of at least $1 million which has been outstanding for at least 6 months.  The Company agreed to negotiate a settlement of the amount acquired in the form of shares of the company’s common stock.

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

Overview

We are a development stage biotechnology company focused on discovering, developing and commercializing immunotherapy products that generate and enhance immune system responses to treat cancer. Data from our clinical trials suggest that our cancer therapies significantly extend both the time to tumor recurrence and patient survival time, while providing a superior quality of life with no debilitating side effects when compared with current therapies.

Our financing activities are described below under “— Liquidity and Capital Resources”. We will need to raise additional capital to fund our operations, including our Phase II DCVax ® -L clinical trial. If the results of our Phase II trial are positive, we plan to seek early product approval for DCVax ® -L, at the end of this trial.

We have experienced recurring losses from operations and have a deficit accumulated during the development stage of $227.4 million. Of this $227.4 million deficit, $104.0 million (less than half) reflects cash used in operations, and the remaining $123.4 million reflects non-cash accounting measures. In addition, our independent registered public accounting firm’s report on the financial statements for the year ended December 31, 2010, states that because of recurring operating losses, net operating cash flow deficits, and a deficit accumulated during the development stage, there is substantial doubt about the Company’s ability to continue as a going concern.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The critical accounting policies that involve significant judgments and estimates used in the preparation of our financial statements are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Three Months Ended March 31, 2011and 2010

We recognized a net loss of $8.4 million for the three months ended March 31, 2011 compared to a net loss of $5.8 million for the three months ended March 31, 2010. The increase in net loss was primarily attributable to an increase in research and development costs related to the fair value of the common stock in excess of accounts payable settled through conversion into common stock at market price.

Research and Development Expense. Research and development expense increased from $2.0 million for the three months ended March 31, 2010 to $4.4 million for the three months ended March 31, 2011. The increase was primarily attributable to costs associated with the resumption of enrollment in the Phase II brain cancer clinical trial and costs related to the settlement of accounts payable through conversion into common stock at market price.

General and Administrative Expense. General and administrative expense was $2.3 million for the three months ended March 31, 2011 compared to $1.4 million for the three months ended March 31, 2010. The increase was primarily due to increased consulting costs associated with financing activities.

Derivative valuation gain and loss. During the three months ended March 31, 2011 the Company recognized a loss on derivative liabilities , more fully described in Note 3 above, of $161,000 due to the change in value of the financial instruments.

  Interest (Expense). Interest expense decreased from $2.5 million for the three months ended March 31, 2010 to $1.5 million for the three months ended March 31, 2011. Interest expense for the three-month period ended March 31, 2011 was primarily related to the debt discount and interest expense associated with notes payable that were outstanding during the three month period ended March 31, 2011. In addition, interest expense in the quarter ended March 31, 2010 included $1.6 million of expense from the modification of warrant agreements during the 2010 period.

Liquidity and Capital Resources

At March 31, 2011, cash totaled $1.1 million, compared to $153,000 at December 31, 2010. Working capital was a deficit of $32.1 million at March 31, 2011, compared to a deficit of $25.9 million at December 31, 2010. The working capital deficit increased as of March 31, 2011 primarily due to an increase in notes payable in 2011 and the warrant liability recognized as of March 31, 2011. Cash balances increased during the quarter ended March 31, 2011 due primarily to the financing transactions discussed below that were executed in 2011.

The change in cash for the periods presented was comprised of the following (in thousands):

	March 31, 2010	March 31, 2011	Change
Net cash provided by (used in):
Operating activities	$(1,958)	$(1,501)	$457
Investing activities	(-)	(-)	-
Financing activities	1,964	2,436	472
Effect of exchange rates on cash	23	(20)	(43)

Increase in cash	$29	$915	$886

Operating Activities

We used $1.5 million in cash for operating activities during the three months ended March 31, 2011. The decrease in cash used in operating activities was a result of an increase in stock-based compensation to compensate consultants instead of cash payments.

  Investing Activities

Investing activities for the periods presented are not material.

Financing Activities

During the three months ended March 31, 2011, our financing activities consisted of net proceeds from notes payable amounting to $2.2 million and proceeds from the issuance of common stock amounting to $0.2 million. The 2011 financing transactions consisted of:

In January 2011, the Company entered into securities purchase agreements with two non-affiliated investors, under which the investors purchased 280,000 shares of common stock for $210,000. In connection with this private placement the Company issued warrants to purchase 262,500 shares of common stock at an exercise price of $0.80 per share with an exercise period of five years. Additionally, one of the investors purchased a warrant to acquire 93,750 shares of common stock at a price of $0.80 per share for $3,750.

In January 2011, the Company received $50,000 upon issuing unsecured 10% convertible loan agreement and promissory note due in April 2011 to a private, non-affiliated investor. Warrants to purchase 66,667 shares of common stock at an exercise price of $0.75 per share were issued with the loan agreement.

 On January 19, 2011, the Company entered into an agreement to borrow up to $2,220,000 from a non affiliated third party (the “Investor”). Under the Agreement the Company entered into two Convertible Promissory Notes with principal amounts of $1,120,000 and $1,100,000. The $1,120,000 note carries an original issue discount of 10% and annual interest of 9% per annum, payable at maturity on June 30, 2012, and the $1,100,000 note carries an original issue discount of 10% and annual interest of 6% per annum, payable at maturity on December 31, 2013. On January 19, 2011 $1,000,000 was received representing the net proceeds of the $1,120,000 note.

On January 20, 2011, the Company entered into a $130,000 unsecured 12% Loan Agreement with SDS (the “SDS Loan”) due June 2, 2011. In connection with this loan the Company issued SDS a warrant to purchase 17,333 shares of the Company’s stock with an exercise price of $0.75 per share.

In February 2011, the Company received $50,000 upon issuing an unsecured 6% convertible loan agreement and promissory note due in March 2012 to private, non-affiliated investor.

On February 18, 2011, the Company received proceeds of $190,000 under a unsecured loan agreement and promissory note due February 18, 2013 with a private, non-affiliated investor. The note carried an original issue discount to 10% and annual interest at a rate of 4%.

During the three months ended March 31, 2011 the Company repaid $250,000 of 6% convertible debt and $100,000 of 10% convertible debt.

During the quarter ended March 31, 2011 the Company received advances totaling $650,000 under a $3,050,000 financing agreement entered into on December 14, 2010.

On March 31, 2011, the Company entered into an unsecured Loan Agreement and Convertible Promissory Note with Toucan Partners in the amount of $500,000. The note matures on December 14, 2013, carries an original issue discount of 10% and a annual interest rate of 10%..

In comparison during the three months ended March 31, 2010, our financing activities consisted of net proceeds from notes payable amounting to $0.9 million and proceeds from the issuance of common stock amounting to $1.1 million. The 2010 financing transactions consisted of:

Between February 22, 2010 and March 31, 2010, we sold 1,451,666 shares of common stock at $0.75 per share for net proceeds of $1,088,750.

On dates between January 8, 2010 and March 29, 2010, the Company received $875,000 upon issuing a series of small unsecured 6% convertible loan agreements and promissory notes due between January and March 2012 to a group of Private Lenders.

We estimate that our current funding is sufficient to enable us to proceed with our current activities under our DCVax ® -L program. Our ongoing funding requirements will depend on many factors, including the number of staff we employ, the pace of patient enrollment in our brain cancer trial, the cost of establishing clinical studies and compassionate use/named patient programs in other countries, and unanticipated developments. Without additional capital, we will not be able to proceed with significant enrollment in our DCVax ® -L clinical trial or move forward with compassionate use/named patients programs or with any of our other product candidates for which investigational new drug applications have been cleared by the FDA. We will also be constrained in developing our second generation manufacturing processes, which offer the potential for significant reduction in product costs.

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

Item 4. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive, financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive, financial and accounting officer concluded that, as of March 31, 2011, in light of the material weaknesses described below, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our chief executive officer, financial and accounting officer, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

Management's Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive, financial and accounting officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of March 31, 2011. This evaluation was based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

  Based on management's evaluation as of March 31, 2011, our management identified the material weaknesses set forth below in our internal control over financial reporting:

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

(v)
Inadequate approval and control over transactions and commitments made on our behalf by related parties. Specifically, during the year certain related party transactions were not effectively communicated to all internal personnel who needed to be involved to account for and report the transaction in a timely manner, and the preparation of the Company reports was not coordinated with the parties responsible for those transactions. This resulted in material adjustments during the quarterly reviews and annual audit, respectively, that otherwise would have been avoided if effective communication and approval processes had been maintained.

Our company's management concluded that in light of the material weaknesses described above, our company did not maintain effective internal control over financial reporting as of March 31, 2011 based on the criteria set forth in Internal Control—Integrated Framework issued by the COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2011 that has materially affected, or is reasonably expected to materially affect, our internal controls over financial reporting.

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

On March 1, 2011, the Company entered into a transaction under Section 3(a)(10) of the Securities Act of 1933, as amended with Socius CG II, Ltd. (“Socius”). Pursuant to this initial 3(a)(10) transaction, Socius purchased certain trade payables which the Company had incurred in the ordinary course of business, totaling $1,650,000. Thereafter, Socius elected to convert those trade payables into shares of the Company’s common stock. The conversion was effected through a settlement agreement between Socius and the Company. The settlement agreement was then the subject of a court proceeding (nominally brought by Socius against the Company, but handled on a cooperative basis through a Joint Stipulation by both parties) in order to obtain court approval of the settlement of the trade payables in accordance with the requirements of Section 3(a)(10). That Court approval was obtained on March 1, 2011. Pursuant to the settlement, the full amount of the $1,650,000 debt was converted into shares of common stock at a conversion price equal to a thirty percent discount from the market price, with the market price being determined over a reference period of up to twenty (20) trading days following the execution of the settlement (the “Reference Period”). In addition, the settlement provided that an equal amount of shares of common stock were to be delivered by the Company to Socius on a temporary basis, as a form of security during the Reference Period. At the end of the Reference Period, a true-up mechanism was applied to confirm the final number of conversion shares based on the market price. As of March 31, 2011 the Company had issued 6,852,228 shares of the Company’s common stock to Socius in settlement of the Socius claims and approximately 1.3 million shares will be returned to the Company pursuant to the true-up mechanism.

We have no other legal proceedings pending at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In January 2011 the Company entered into securities purchase agreements with two non-affiliated investors, under which the investors purchased 280,000 shares of common stock for $210,000.

On January 21, 2011, the Company consummated a Note Purchase Agreement with a single investor in the aggregate amount of $2,220,000 for the purchase and sale of two Secured Convertible Promissory Notes, consisting of (i) a principal amount of $1,120,000, with an original issue discount (“OID”) of ten percent (10%) and interest at the rate of 9% per annum, payable on June 30, 2012and (ii) a principal amount of $1,100.000, with OID of ten percent (10%) and interest at the rate of 6% per annum, payable on December 31, 2013.

On March 1, 2011, the Company into a transaction under Section 3(a)(10) of the Securities Act of 1933, as amended (the “Act”) with Socius CG II, Ltd. (“Socius”). Pursuant to this initial 3(a)(10) transaction, Socius purchased certain claims for payment totaling $1,650,000 from Cognate BioServices, Inc.(“Cognate”) which Cognate had with respect to the Company. Thereafter, Socius elected to convert the claims into shares of the Company’s common stock. The conversion was effected through a settlement agreement between Socius and the Company. The settlement agreement was then the subject of a court proceeding (nominally brought by Socius against the Company, but handled on a cooperative basis through a Joint Stipulation by both parties) in order to obtain court approval of the settlement in accordance with the requirements of Section 3(a)(10). That Court approval was obtained on March 1, 2011. Pursuant to the settlement, the full amount of the $1,650,000 debt will be converted into shares of common stock at a conversion price equal to a thirty percent discount from the market price, with the market price being determined over a reference period of up to twenty (20) trading days from the date hereof (the “Reference Period”). In addition, the settlement provided that an equal amount of shares of common stock are to be delivered by the Company to Socius on a temporary basis, as a form of security during the Reference Period. At the end of the Reference Period, a true-up mechanism will be applied to confirm the final number of conversion shares based on the market price

On March 30, 2011, a private non-affiliated investor provided $500,000 of funding to the Company. This funding was provided pursuant to a convertible note due three years after the date of issuance. The note is convertible into the Company’s common stock at any time during its term at a conversion price equal to a twenty percent (20%) discount from the market price at the time of conversion. The note carries an annual interest rate of ten percent (10%), and Original Issue Discount of ten percent (10%). The note comprises a tranche of the funding arrangement entered into by the Company and the private investor on December 14, 2010, as previously reported.

On March 31, 2011, Toucan Partners provided a matching amount of funding ($500,000) to the Company, in the same form (convertible note) and on the same terms and conditions as the private investor’s funding mentioned immediately above.

On March 30, 2011, at the Company’s request, the investor agreed to cancel a note in the amount of $500,000 that was to be included in future stages of the funding arrangement entered into on December 14, 2010. The effect of this cancellation was to remove the Company’s obligation in that amount, and correspondingly reduce that funding arrangement.

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

NORTHWEST BIOTHERAPEUTICS, INC

Dated: May 20, 2011	By:	/s/ Alton L. Boynton
Name: Alton L. Boynton
Title: President and Chief Executive Officer
Principal Executive Officer
Principal Financial and Accounting Officer

By:	/s/ Linda M. Powers
Name: Linda M. Powers
Title: Director and Chairperson

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