Form 10-Q
period 2011-06-30
NORTHWEST BIOTHERAPEUTICS INC
filed 2011-08-15
CIK 1072379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of August 10, 2011, the total number of shares of common stock, par value $0.001 per share, outstanding was 94,385,251.

NORTHWEST BIOTHERAPEUTICS, INC.

TABLE OF CONTENTS

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 2010 and June 30, 2011 (unaudited)	3

Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2010 and 2011 and the period from March 18, 1996 (inception) to June 30, 2011	4

Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2010 and 2011 and the period from March 18, 1996 (inception) to June 30, 2011	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3. Defaults Upon Senior Securities	24

Item 4. (Removed and Reserved)	24

Item 5. Other Information	24

Item 6. Exhibits	24

SIGNATURES	25

INDEX TO EXHIBITS	26

Part I — Financial Information
NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(in thousands)

	December 31, 2010	June 30, 2011
		(Unaudited)
Assets
Current assets:
Cash	$153	$6,702
Prepaid expenses and other current assets	86	69
Total current assets	239	6,771

Property and equipment:
Laboratory equipment	29	29
Office furniture and other equipment	123	126
	152	155
Less accumulated depreciation and amortization	(113)	(117)
Property and equipment, net	39	38
Deposit and other non-current assets	16	16
Total assets	$294	$6,825
Liabilities And Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,835	$2,729
Accounts payable, related party	10,527	10,095
Accrued expenses	2,074	2,670
Accrued expenses, related party	1,749	2,045
Notes payable	1,364	1,583
Note payable to related parties	4,000	4,000
Convertible notes payable, net	2,736	4,141
Convertible notes payable to related party, net	-	1,271
Embedded derivative liability	839	2,368
Liability for reclassified equity contracts	-	19,991
Total current liabilities	26,124	50,893
Long term liabilities:
Notes payable, net	350	-
Convertible notes payable, net	555	937
Convertible notes payable to related party, net	949	145
Total long term liabilities	1,854	1,082
Total liabilities	27,978	51,975
Stockholders’ equity (deficit):

Preferred stock, $0.001 par value; 20,000,000 shares authorized and none issued and outstanding
Common stock, $0.001 par value; 150,000,000 shares authorized, 73,118,471 and 93,418,586 shares issued and outstanding at December 31, 2010 and June 30, 2011, respectively	73	94
Additional paid-in capital	191,344	194,716
Deficit accumulated during the development stage	(218,948)	(239,684)
Cumulative translation adjustment	(153)	(276)
Total stockholders’ equity (deficit)	(27,684)	(45,150)
Total liabilities and stockholders’ equity (deficit)	$294	$6,825

See accompanying notes to condensed consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

Condensed Consolidated Statements of Operations
(in thousands, except per share data)

(Unaudited)

	Three months ended		Six months ended		Period from March 18, 1996
	June 30,		June 30,		(Inception)
	2010	2011	2010	2011	to June 30, 2011
Revenues:
Research material sales	$-	$-	$-	$-	$570
Contract research and development from related parties	-	-	-	-	1,128
Research grants and other	-	-	-	-	1,061
Total revenues	-	-	-	-	2,759
Operating cost and expenses:
Cost of research material sales	-	-	-	-	382
Research and development	1,194	3,469	3,185	7,909	84,721
General and administration	1,912	5,555	3,268	7,871	69,860
Depreciation and amortization	-	4	-	4	2,357
Loss on facility sublease	-	-	-	-	895
Asset impairment loss and other (gain) loss	-	-	-	-	2,445
Total operating costs and expenses	3,106	9,028	6,453	15,784	160,660
Loss from operations	(3,106)	(9,028)	(6,453)	(15,784)	(157,901)
Other income (expense):
Valuation of reclassified equity contracts	-	(1,462)	-	(1,462)	5,297
Loan conversion inducement	(4,522)	(125)	(4,522)	(125)	(10,415)
Derivative valuation gain (loss)	-	(148)	-	(309)	(255)
Gain on sale of intellectual property and property and equipment	-	-	-	-	3,664
Interest expense	(1,099)	(1,565)	(3,597)	(3,056)	(36,972)
Interest income and other	-	-	-	-	1,707
Net loss	(8,727)	(12,328)	(14,572)	(20,736)	(194,875)
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	-	-	-	-	(12,349)
Modification of Series A preferred stock warrants	-	-	-	-	(2,306)
Modification of Series A-1 preferred stock warrants	-	-	-	-	(16,393)
Series A preferred stock dividends	-	-	-	-	(334)
Series A-1 preferred stock dividends	-	-	-	-	(917)
Warrants issued on Series A and Series A-1 preferred stock dividends	-	-	-	-	(4,664)
Accretion of Series A preferred stock mandatory redemption obligation	-	-	-	-	(1,872)
Series A preferred stock redemption fee	-	-	-	-	(1,700)
Beneficial conversion feature of Series D preferred stock	-	-	-	-	(4,274)
Net loss applicable to common stockholders	$(8,727)	$(12,328)	$(14,572)	$(20,736)	$(239,684)
Net loss per share applicable to common stockholders — basic and diluted	$(0.14)	$(0.15)	$(0.23)	$(0.26)
Weighted average shares used in computing basic and diluted net loss per share	63,853	83,890	62,957	80,862

See accompanying notes to condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows
(in thousands)(Unaudited)

	Six Months Ended		Period from March 18, 1996
	June 30,		(Inception) to
	2010	2011	June 30, 2011
Cash Flows from Operating Activities:
Net Loss	$(14,572)	$(20,736)	$(194,875)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	-	4	2,357
Amortization of deferred financing costs	-	-	320
Amortization debt discount	721	2,163	26,372
Derivative valuation (gain) loss	-	309	255
Accrued interest converted to preferred stock	1,047	-	260
Accreted interest on convertible promissory note	-	-	1,484
Stock-based compensation costs	1,020	5,951	17,365
Stock and warrants issued for services and other expenses	3,057	3,470	12,805
Loan conversion inducement	4,522	125	10,415
Valuation of reclassified equity contracts	-	1,462	(5,297)
Asset impairment loss and loss (gain) on sale of properties	-	-	(936)
Loss on facility sublease	-	-	895
Increase (decrease) in cash resulting from changes in assets and liabilities:
Prepaid expenses and other current assets	(179)	17	641
Accounts payable and accrued expenses	283	680	6,470
Related party accounts payable and accrued expenses	502	1,514	13,790
Accrued loss on sublease	-	-	(265)
Deferred rent	-	-	410
Net Cash used in Operating Activities	(3,599)	(5,041)	(107,534)
Cash Flows from Investing Activities:
Purchase of property and equipment, net	(39)	(3)	(5,047)
Proceeds from sale of property and equipment	-	-	258
Proceeds from sale of intellectual property	-	-	1,816
Proceeds from sale of marketable securities	-	-	2,000
Refund of security deposit	-	-	(3)
Transfer of restricted cash	-	-	(1,035)
Net Cash used in Investing Activities	(39)	(3)	(2,011)
Cash Flows from Financing Activities:
Proceeds from issuance of note payable	875	6,222	12,072
Proceeds from issuance of convertible notes payable to related parties	-	500	1,800
Proceeds from issuance of note payable to related parties	-	-	11,250
Repayment of note payable to related party	-	-	(7,600)
Proceeds from issuance of convertible promissory note and warrants, net of issuance costs	-	-	16,091
Repayment of convertible promissory note	-	(350)	(1,020)
Borrowing under line of credit, Northwest Hospital	-	-	2,834
Repayment of line of credit, Northwest Hospital	-	-	(2,834)
Payment on capital lease obligations	-	-	(323)
Payments on note payable	-	-	(420)
Proceeds from issuance preferred stock, net	-	-	28,708
Proceeds from exercise of stock options and warrants	-	-	228
Proceeds from issuance common stock, net	2,839	5,340	58,914
Proceeds from sale of stock warrant	-	4	94
Payment of preferred stock dividends	-	-	(1,251)
Series A preferred stock redemption fee	-	-	(1,700)
Deferred financing costs	-	-	(320)
Net Cash provided by Financing Activities	3,714	11,716	116,523
Effect of exchange rates on cash	39	(123)	(276)
Net increase in cash	115	6,549	6,702
Cash at beginning of period	65	153	-
Cash at end of period	$180	$6,702	$6,702

Supplemental disclosure of cash flow information — Cash paid during the period for interest	$-	$-	$1,879
Supplemental schedule of non-cash financing activities:
Equipment acquired through capital leases	$-	$-	$285
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	-	-	12,349
Issuance of common stock in connection conversion of notes payable and accrued interest notes	1,004	1,920	5,206
Modification of Series A preferred stock warrants	-	-	2,306
Modification of Series A-1 preferred stock warrants	-	-	16,393
Warrants issued on Series A and Series A-1 preferred stock dividends	-	-	4,664
Common stock warrant liability	-	-	11,841
Accretion of mandatorily redeemable Series A preferred stock redemption obligation	-	-	1,872
Debt discount on promissory notes	579	4,862	18,953
Conversion of convertible promissory notes and accrued interest to Series D preferred stock	-	-	5,324
Conversion of convertible promissory notes and accrued interest to Series A-1 preferred stock	-	-	7,707
Conversion of convertible promissory notes and accrued interest to common stock	-	-	269
Issuance of Series C preferred stock warrants in connection with lease agreement	-	-	43
Issuance of common stock to settle accounts payable	-	-	4
Liability for and issuance of common stock and warrants to Medarex	-	-	840
Issuance of common stock to landlord	-	-	35
Deferred compensation on issuance of stock options and restricted stock grants	-	-	759
Cancellation of options and restricted stock	-	-	849
Financing of prepaid insurance through note payable	-	-	491
Stock subscription receivable	-	-	480

See accompanying notes to condensed consolidated financial statements.

Northwest Biotherapeutics, Inc.
(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Northwest Biotherapeutics, Inc. and its subsidiary, NW Bio Europe Sarl (collectively, the “Company”, “we”, “us”, and “our”). All material intercompany balances and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. The year-end condensed balance sheet data was derived from audited financial statements. All normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein.

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

The Company implemented the following accounting policy during 2011:

•
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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued ASU No. 2011-05, Comprehensive Income or ASU 2011-05. The guidance in ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. An entity is required to report the components of comprehensive income in either one or two consecutive financial statements:

•
A single, continuous statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income.

•
In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.

ASU 2011-05 does not change the items that must be reported in other comprehensive income. The amendments in ASU 2011-05 are effective for fiscal years beginning after December 15, 2011. The Company does not believe the adoption of ASU 2011-05 will have a material impact on the presentation of information in its financial statements.

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

The following key weighted average assumptions were employed in the Black-Scholes option valuation model for the three and six month periods ended June 30, 2011 (no options were granted in the three or six month periods ended June 30, 2010 and no calculation was performed):

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Risk-free interest rate	2.27%	2.27%
Expected dividend yield	-%	-%
Volatility	193.6%	193.6%
Expected life	7 Years	7 Years
Weighted average Black - Scholes value of options granted	$0.65	$0.65

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is based on historical data. The expected life of an option is based on assumptions about future option vesting and exercises.

A summary of the Company’s year-to-date stock option activity and related information follows (options in thousands):

	Options	Weighted Average Exercise price	Weighted Average remaining Contractual Term
Outstanding at December 31, 2010	3,256	$0.71
Grants	21,928	0.66
Expired	(5)	10.62
Forfeited	(557)	0.60

Outstanding at June 30, 2011	24,622	$0.67	9.8 years

Exercisable at June 30, 2011	9,802	$0.66	9.6 years

Available for grant at June 30, 2011	8,142

In May 2011, the Company increased the number of shares reserved for issuance under the 2007 Stock Option Plan by an additional 20,000,000 shares of its common stock. As of June 30, 2011, there was $100,000 of aggregate intrinsic value of outstanding stock options, including $100,000 of aggregate intrinsic value of exercisable stock options. Intrinsic value represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of its second quarter of 2011 and the exercise price, multiplied by the number of shares of common stock underlying the stock options) that would have been received by the option holders had all option holders exercised their options on June 30, 2011.

Stock-based compensation expense was as follows for the three and six months ended June 30 (in thousands):

	Three months ended June 30,		Six Months ended June 30,
	2010	2011	2010	2011
Research and development	$177	$1,782	$363	$1,946
General and administrative	329	3,676	657	4,005
Total Stock-based compensation	$506	$5,458	$1,020	$5,951

At June 30, 2011, the unrecognized compensation expense related to stock options was $7.5 million which is to be recognized over a weighted average period of 3.0 years (approximately $2.5 million per year).

4. Fair Value Measurement

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

The Company's embedded derivative liability and liability for reclassified equity contracts were measured using significant unobservable (Level 3) inputs. There were no assets measured at fair value using unobservable inputs either as of or during the six months ended June 30, 2011 or as of or during the six months ended June 30, 2010. There were no liabilities measured at fair value using unobservable inputs as of or during the six months ended June 30, 2010.

As a result of the Company entering into convertible promissory notes and issuing warrants to purchase common stock, the Company's total potential outstanding common stock exceeded the Company’s authorized shares by approximately 53.5 million shares as of June 30, 2011, as also discussed in Note 7.  As a result the Company is currently required to value a  number of shares equal to the excess (53.5 million) issuable on exercise of warrants and options and on conversion of convertible notes and recognize the value as a liability.  Once an increase in the number of authorized shares sufficient to cover the excess has been approved by stockholders, the liability will be remeasured, with changes in value included in other income/(expense), and then reclassified to additional paid-in capital. The Company intends to obtain authorization of an increase during the quarter ending September 30, 2011.

At March 31, 2011, the Company valued 12.4 million shares potentially in excess of the authorized shares at that date and recognized a liability of $5,753,000.  These same warrants were revalued at June 30, 2011 based on the closing stock price on June 30, 2011 with a resultant increase in value of $1,462,000. The warrant liability was correspondingly increased by $1,462,000 with an offsetting charge against income. The additional 41.1 million shares required to cover the total of 53.5 million potential excess shares at June 30, 2011 were valued at $12,776,000 and that amount was recognized as a liability at June 30, 2011. The total fair value of the shares potentially issuable in excess of the authorized shares at June 30, 2011 totaled approximately $19,991,000 and was recognized as a liability on June 30, 2011. Once an increase in the number of authorized shares sufficient to cover the excess has been approved by stockholders, the liability will be remeasured, with changes in value included in other income/ (expense), and then reclassified to additional paid-in capital.

The following table represents the activity for the Company’s liability for reclassified equity contracts for the period ended June 30, 2011:

Liability for reclassified equity contracts
Balance , January 1, 2011	$-
Liabilties relassified at inception	18,529,000
Change in value of liabilities reclassified	1,462,000
Balance, June 30, 2011	$19,991,000

In the third and fourth quarters of 2010 the Company entered into loan agreements and issued warrants in connection with other loans.  The terms of the loan agreement and warrants allowed for the conversion price for the loan and the warrants’ strike price to be adjusted downwards (but no additional warrants will be issued) in the event that stock or warrants were issued at a lower price or with a lower strike price during that 12 month period (“down round price protection”).  As a result the warrants must be valued as of their issuance date with the value being recognized as a derivative liability on the balance sheet and revalued at the end of each reporting period with the net change in the value during that reporting period being charged against income as a derivative gain or (loss).  At the end of the 12 month adjustment period the final value of the warrants is charged against additional paid-in capital.

The Company recognizes embedded derivative liabilities at their respective fair values at inception and on each reporting date. The Company measures fair value using a binomial model adjusted for the probability of issuance using a Monte Carlo simulation. Changes in fair value are recorded in “Derivative valuation gain (loss)” in the consolidated statement of operations. Key assumptions for determining fair values included expected terms of 3 months, volatility of 66% and risk-free interest rate of 0.26%.

As of January 1, 2011, the embedded derivative liability related to certain loan agreements and warrants issued in September and October 2010 with down round price protection amounted to $839,000. During the quarter ended March 31, 2011 the principal outstanding under one agreement was converted into stock and the residual embedded derivative liability of $169,000 was reclassified to stockholders equity.  The derivative liability associated with the conversion feature in the May 31, 2011 $3,000,000 note from Whitebox Advisors and its affiliates was initially recorded in the consolidated balance sheet upon issuance as of May 31, 2011 at a fair value of $1,389,000. On June 30, 2011 the embedded conversion features were revalued based on the closing price of the Company’s stock resulting in a change in the fair value of the derivative liability of $148,000.

The following table represents the activity for the Company’s embedded derivative liability for the period ended June 30, 2011:

Embedded Derivative Liability
Balance , January 1, 2011	$839,000
Reclassification to stockholders'equity upon conversion of notes	(169,000)
Embedded derivative liability recognized	1,389,000
Net change in fair value of embedded derivative liabilities	309,000
Balance, June 30, 2011	$2,368,000

5. Liquidity

The Company has experienced recurring losses from operations, and, as of June 30, 2011, had a working capital deficit of $44.1 million (including the $19.9 million recorded as a liability relating to securities in excess of the authorized number, which will be eliminated as soon as the authorized number is increased), and a deficit accumulated during the 15 years of Company operations to date of $239.7 million. Of this $239.7 million deficit, $107.5 million (less than half) reflects cash used in operations, and the remaining $132.2 million reflects non-cash accounting measures.

Since 2004, Toucan Capital Fund II, L.P. (“Toucan Capital”), Toucan Partners LLC (“Toucan Partners”), entities controlled by Ms. Linda Powers, the managing director of Toucan Capital and managing member of Toucan Partners, and Ms. Linda Powers (collectively “Toucan”) have provided substantial funding to the Company. During the period from 2004 to 2007, the funding consisted of various loans and the purchase of preferred stock and common stock. Under a Conversion Agreement during 2007, all loans payable to Toucan outstanding at the time were converted to preferred stock and all of the preferred stock was converted to common stock. As a result of additional loans, as of June 30, 2011, notes payable include $1.3 million of 12% convertible notes and $0.5 million of 20% convertible notes payable to Toucan. The $1.3 million notes payable to Toucan outstanding as of June 30, 2011, are convertible at $0.20 per share and the $0.5 million note payable is convertible at a conversion price equal to 80% of the average of the five lowest closing prices for the Company's Stock over the 25 days immediately preceding conversion. As a result of this financing activity, as of June 30, 2011, Toucan held 22,617,015 shares of common stock, representing approximately 24.2% of the common stock outstanding. Further, as of June 30, 2011, Toucan, beneficially owned (including unexercised warrants) 63,032,559 shares of common stock, representing a beneficial ownership interest of approximately 36.7%.

On June 2, 2011, the Company entered into an agreement with Toucan Partners to establish an equity facility pursuant to which the Company will issue registered, tradable shares of its common stock (the “Common Stock”) for future financings of up to $25 million over a 30-month period.  The Company expects the shares involved in this equity facility will be registered in several tranches, through a series of registration statements over the 30-month term.  The 30-month period will begin on the effective date of the first registration statement.  Any use of this equity facility will be entirely in the Company’s discretion.

Under the terms of the facility, the Company may issue and sell shares of its Common Stock and deliver a sales notice to Toucan.  Upon such notification, Toucan will be obligated to purchase a specified amount of stock based upon the then current price level of the Company’s stock.  The price per share at which Toucan will be obligated to make such purchase will be determined by a backward-looking, fixed price formula of 95% of the average of the three lowest closing bid prices of the Company’s Common Stock during the 15 trading days prior to the Company’s notification date.  The price per share is also subject to a floor price of $0.35 per share throughout the term of the Agreement.  The purchase price formula does not include any discount and/or warrants that may be provided to an investor who purchases shares that have been registered pursuant to this facility.

The amount of stock the Company can elect to issue in each sale will be determined by the then current price level of the Company’s common stock, ranging from $150,000 to $1 million.  The Company is required to pay or reimburse all expenses associated with the establishment and use of this equity facility and all transactions in connection therewith, including legal fees, broker fees and placement agent fees.  The Company may terminate the facility at any time for any reason upon thirty days’ notice provided, however, that if the Company does so and Toucan is not in default, the Company may not enter into or use a similar facility for eight months after such termination.  Toucan may terminate the facility if the Company is in default.  Toucan will receive a one percent commitment fee for the facility and a five percent fee on the sales of shares under the facility when the sales are executed.

 In addition to financing obtained from Toucan, the Company has raised additional capital by issuing common stock and debt securities. As of June 30, 2011, the Company had approximately $6.7 million of cash on hand. The Company expects to begin accessing the $25 million equity facility with Toucan Partners described above during the third quarter of 2011. If the Company’s capital raising efforts are unsuccessful, its inability to obtain additional cash as needed could have a material adverse effect on the Company’s financial position, results of operations and the Company’s ability to continue its existence.

6. Notes Payable

Notes payable originating during 2011

In January 2011, the Company received $50,000 upon issuing an unsecured 10% convertible loan agreement and promissory note due in April 2011 to private, non-affiliated investors. The note is convertible at maturity into shares of the Company’s common stock at a conversion price of $0.75 per share. Warrants to purchase 66,667 shares of common stock at an exercise price of $0.75 per share were issued with the loan agreement. The Company did not repay the promissory note on or before the maturity date, and as a result, the note holder became entitled to receive a warrant to purchase an additional 66,667 shares of common stock.

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

On January 20, 2011, the Company entered into a $130,000 unsecured 12% Loan Agreement with SDS (the “SDS Loan”) due August 2, 2011.

On February 11, 2011, the Company received $50,000 upon issuing unsecured 6% convertible loan agreement and promissory note due in February 11, 2012 to a private, non-affiliated investor. The note is convertible at maturity into shares of the Company’s common stock at a conversion price of $0.50 per share. The intrinsic value of the convertible notes resulted in a beneficial conversion feature amounting to $25,000 which was recorded as a debt discount to be amortized over the term of the note.

On February 18, 2011, the Company entered into a transaction under which amounts due to a service provider were converted into a Convertible Promissory note in the amount of $192,195. The note was assigned to an unrelated, non-affiliated third party and amended (the “Amended Note”). The Amended Note carries an original issue discount of 10% and an annual interest rate of 4% payable at maturity on February 18, 2013. The Amended Note is convertible into shares of the Company’s common stock, at a conversion price equal to 80% of the market price at the time of conversion (the average price comprised of the average of the daily volume weighted average prices for the 5 trading days with the lowest average prices during the 15 trading days immediately preceding conversion). During the six months ended June 30, 2011 the note was converted into 749,365 shares of the Company’s common stock. The Company also entered into an additional agreement with the same investor to receive $190,000 pursuant to an additional Convertible Promissory Note under the same terms and with the same maturity date as the Amended Note. The intrinsic value of the convertible notes resulted in a beneficial conversion feature amounting to $122,000. As a result, the total discount on the notes (including original issue discount) totaled $176,000 and is being amortized over the term of the note.

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

On March 31, 2011, the Company entered into an unsecured Loan Agreement and Promissory Note with Toucan Partners in the amount of $500,000. The note matures on December 14, 2013, carries an original issue discount of approximately 10% and a one-time interest charge of 10%. The note is convertible into shares of the Company’s stock at a conversion price equal to 80% of the average of the five lowest closing prices in the 25 days previous to the conversion date which was $0.28 on the date the note was issued. Any amount that is still outstanding at maturity is repayable in cash. The intrinsic value of the convertible notes resulted in a beneficial conversion feature amounting to $436,000. As a result, the total discount on the notes (including original issue discount) totaled $489,000 and is being amortized over the term of the note.

On May 4, 2011, the Company received funding of $600,000 pursuant to the January 19, 2011 $2,220,000 funding agreement described above.  Initial funding of $1,000,000 was received in January 2011 and under the terms of the agreement the second tranche of $1,000,000 was to be provided in four equal monthly installments, starting six months after the closing of the initial funding in January 2011.  On May 4, 2011 the Company and the Investor agreed to modify the terms of the original agreement to accelerate the Investor’s advance of $600,000 of the second $1,000,000 tranche. The Company issued a convertible promissory note in the amount of $600,000 to the Investor, with a maturity of December 31, 2013, an original issue discount of 10% and an annual interest rate of 6%.  In consideration of the acceleration of the $600,000 funding, the Company agreed to amend the conversion price in the convertible promissory note, reducing it from 80% to 70% of the market price at the time of conversion.  The Company and the Investor agreed that the balance of the second tranche ($400,000) will be received no later than October 31, 2011. The beneficial conversion feature related to the note was determined to be approximately $152,000. As a result, the total discount on the note (including the original issue discount) totaled $343,000, and is being amortized over the term of the note.

 During the three months ended June 30, 2011, the Company received an additional $550,000 under the $3,050,000 financing agreement which originated on December 14, 2010. During 2010, the Company received $350,000 and during 2011 the Company has received $1.2 million. As of June 30, 2011; the cumulative amount advanced under the agreement was $1,550,000. The advances include an original issue discount of 10% and a one-time interest charge of 10% and are repayable on December 16, 2013. The principal and interest payable under the agreement is convertible into common stock, at a conversion price equal to 80% of the average of the five lowest closing prices for the Company's stock, over the 25 trading days immediately preceding conversion. On June 27, 2011, $574,000 of the advances made to date was converted into 2,000,000 shares of common stock. As of June 30, 2011 a balance, including principal, original issue discount and interest of $1,033,000 was outstanding under the agreement. The value of the beneficial conversion related to the funding provided in the quarter was $184,000.  As a result, the total discount on the note (including the original issue discount) totaled $209,000 is being amortized over term of the note.

On May 31, 2011, the Company accepted financing in the aggregate amount of $3,000,000 from Whitebox Advisors a large unaffiliated institutional investor and its affiliates (“Whitebox”). In consideration of the funding received from Whitebox, the Company issued convertible promissory notes (the “Notes”) to Whitebox, in accordance with their respective investment.  The maturity date of the Notes is November 30, 2012 (the “Maturity Date”) and the Notes bear interest at the annualized rate of 10% per annum.  The Notes are only convertible on the Maturity Date, at the election of Whitebox, and are only convertible into shares of the Company's unregistered, restricted common stock at that time.  The Notes are convertible at $0.57 per share (the “Conversion Price”).  So long as more than 50% of the original principal amount of the Notes is still outstanding, the Conversion Price is subject to anti-dilution adjustment based on subsequent offerings; however, in no event shall the Conversion Price be adjusted to a price less than $0.35 (“down round protection”).  When at least 50% of the original principal amount has been repaid, the anti-dilution provision shall terminate and cease to have any applicability.  The Company may prepay the Notes in whole or in part at any time or times after August 31, 2011, provided that the Company pays the full amount of interest that would have been due up to the Maturity Date on any prepaid amounts.  Whitebox has the right to elect whether to receive such prepayment in cash and/or in shares of the Company’s common stock.  The Company has no obligation to register any of the shares of common stock underlying the Notes, other than an obligation to allow piggyback registration when capacity is available in the Company’s reasonable commercial discretion. The Company determined that the down round protection on the conversion price should be accounted for as an embedded derivative. The derivate was valued at $1,389,000 using a binomial model and recorded an embedded derivative liability with the offsetting charge recorded as a debt discount.

The Company also issued to Whitebox warrants to purchase 5,263,159 shares of the Company’s common stock, at an exercise price of $0.57 per share (the same price per share as the Conversion Price under the Notes).  The Warrants expire five years after issuance.  The Warrants do not allow any cashless exercise, and require the holder to pay for all exercises in cash. The Company has agreed to file a registration statement for the resale of the shares of common stock underlying the Warrants by the second anniversary of the issuance of the warrants. In June 2011 Whitebox effectively transferred a sizeable portion of these warrants (for 725,363 shares) in conjunction with the investment of the Richard Schulze Family Foundation in the Company (see Note 11). The relative fair value of the Warrants $1,611,000 and is being amortized over the term of the note.

On May 26, 2011, the Company reached agreement with the holders of convertible promissory notes dated November 29, 2010 in the amount of $295,000 with a maturity date of May 29, 2011.  Under the terms of the notes, the notes were convertible into shares of the Company’s stock at a conversion price equal to the first $1 million of equity raised during the term of the notes.  Since, as of May 26, 2011, the Company had not raised $1 million in equity, during the term of the notes, the parties negotiated to convert the outstanding principal and interest into shares of the Company’s common stock at the average of the volume weighted average price for the 10 days prior to the conversion.  The Company issued the note holders 559,480 shares of the Company’s common stock in full and final settlement of the Company’s obligations under the notes. As a result of the negotiated conversion terms, the Company recognized the excess of the fair value of the securities transferred over the securities issuable pursuant to the original terms as a charge to operations amounting to $125,000 during the three months ended June 30, 2011.

Notes payable consist of the following at December 31, 2010 and June 30, 2011 (in thousands):
	December 31, 2010	June 30, 2011
Notes payable - current
12% unsecured due July 2011 (net of warrant discount and original issue discount $38 in 2010 and $0 in 2011)	$714	$933
12% unsecured originally due March 2011	650	650
	$1,364	$1,583

Notes payable related parties - current
12% unsecured due December 31, 2011	$4,000	$4,000

Convertible notes payable, net - current
0% unsecured due June 2011 (net of discount related to beneficial conversion feature $357 in 2010 and $0 in 2011)	$360	$-
6% unsecured due November 2010	300	50
6% unsecured originally due March 2011	110	110
6% unsecured due between March 2011 and March 2012 (net of discount related to beneficial conversion feature $424 in 2010 and $328 in 2011)	1,526	2,547
10% unsecured due between March and May 2011 (net of discount related to beneficial conversion feature $57 in 2010 and $0 in 2011)	338	-
11% unsecured due December 2011 (net of discount related to beneficial conversion feature $143 in 2010 and $38 in 2011)	102	49
6% unsecured due June 2012 (net of discount related to beneficial conversion feature $0 in 2010 and $557 in 2011)	-	1,385
	$2,736	$4,141

Convertible Notes payable related party, net - current
6% due July 2011 and November 2011 (net of discount reated to beneficial conversion feature $351 in 2010 and $29 in 2011)	$-	$1,271

Long term notes payable
20% unsecured convertible note due December 2013	$350	$-

Long term convertible notes, net
6% unsecured due March 2012 (net of discount related to beneficial conversion feature $321 in 2010 and $0 in 2011)	$555	$-
20% unsecured convertible note due December 2013 (net of discount related to beneficial conversion feature $0 in 2010 and $513 in 2011)	-	619
4% unsecured convertible note due February 2013 (net of discount related to beneficial conversion feature $0 in 2010 and $71 in 2011)	-	151
10% unsecured convertible note due November 2012 (net of discount related to beneficial conversion feature $0 in 2010 and $2,833 in 2011)	-	167
	$555	$937
Long term convertible notes related party, net
20% unsecured convertible note due December 2013 (net of discount reated to beneficial conversion feature and original issue discount $351 in 2010 $407 in 2011)	$949	$145

Total notes payable, net	$9,954	$12,077

7. Liability for Reclassified Equity Contracts

The Company accounts for potential shares that can be converted to common stock and if converted, will be in excess of authorized shares, as a liability that is recorded on the balance sheet (at fair value) only until the authorized number of shares is increased (at which time the whole liability will be remeasured, with changes in value included in other income/(expense), and then reclassified to additional paid-in capital). As of June 30, 2011 total potential issuable common stock exceeded the Company’s authorized shares by 53,537,000 shares. The fair value of these shares totaled approximately $19,991,000 and was recognized as a liability on June 30, 2011. The value of the liability was computed by valuing the securities that management believed were most likely to be converted. As of June 30, 2011, those securities consisted of warrants and options to purchase common stock and shares issuable upon conversion of convertible notes payable which have been issued over the last 7 years and which have exercise and conversion prices ranging from $0.15 to $0.60 per share. The fair value of the warrants as of June 30, 2011 was determined using the Black-Scholes option pricing model based on the following assumptions: expected dividend yield of 0%, risk-free interest rates between 0.10 and 1.76%, volatility between 121 and 200% and contractual lives between of 1.25 and 5.5 years. The fair value of the shares issuable upon conversion of convertible notes was calculated based on the anticipated conversion price relative to the closing price of the Company’s common stock on June 30, 2011. Until an increase in authorized shares is approved by stockholders, future issuances of common stock and instruments convertible or exercisable into common stock will have the impact of increasing the number of potential shares used to value the liability for reclassified equity contracts. This liability is revalued at each reporting date with any change in value included in other income/(expense) until such time as enough shares are authorized to cover all potentially convertible instruments. When the Company’s stockholders authorize an increase in the authorized capital sufficient to cover this excess the liability will be remeasured, with changes in value included in other income/(expense), and then reclassified to additional paid-in capital. The Company intends to obtain shareholder approval to increase the authorized share capital during the third quarter of 2011.

8. Net Income (Loss) Per Share Applicable to Common Stockholders

Basic net loss per share is calculated based on the weighted average number of common shares outstanding during the reporting period. Diluted loss per share is computed on the basis of the weighted average number of common shares plus dilutive potential common shares outstanding using the treasury stock method. The potentially dilutive securities are antidilutive due to the Company's net losses and are as follows as of the periods presented (in thousands):

	Three months ended June 30,		Six Months ended June 30,
	2010	2011	2010	2011
Common stock options	4,096	25,186	4,096	25,186
Common stock warrants	38,200	53,215	38,200	53,215
Convertible notes	16,200	31,651	16,200	31,651
Excluded potentially dilutive securities	58,496	110,052	58,496	110,052

9. Related Party Transactions

Cognate Agreement

During the quarter ended June 30, 2011, the Company entered into a new service agreement with Cognate Therapeutics, Inc. (“Cognate”), a contract manufacturing and services organization in which Toucan Capital has a majority interest. In addition, two of the principals of Toucan Capital are members of Cognate’s board of directors and Linda Powers who is a director of Cognate and managing director of Toucan Capital is Chairperson of the Company’s Board of Directors and Chief Executive of the Company. This agreement replaces the agreement dated May 17, 2007 between the Company and Cognate, which had expired.  Under the service agreement, the Company agreed to continue to utilize Cognate’s services, for certain consulting and manufacturing services to the Company for its ongoing DCVax®-Brain Phase II clinical trial.  The scope of services and the economics are comparable to the prior agreement, and the structure and process for payments are simplified.  Under the terms of the new agreement the Company will pay Cognate a monthly facility fee of $400,000 per month (the same amount as under the prior agreement) and a fixed fee (in lieu of cost-plus charges) for each patient enrolled in the study, subject to specified minimum number of patients per month, plus charges for certain patient and product data services if such services are requested by the Company. The current service agreement expires on March 31, 2016. Additionally the Company has agreed to reimburse Cognate for enrollment ramp up costs, foreign program costs and costs of facilities and equipment dedicated to Company programs (which were also previously reimbursable). The amount of ramp up costs during the three months ended June 30, 2011 was $275,000.

During the quarters ended June 30, 2010 and 2011, respectively, the Company recognized approximately $1.2 million and $1.7 million of research and development costs related to these service agreements. As of June 30, 2010 and 2011, the Company owed Cognate approximately $6.2 and $9.8 million, respectively.

During 2009, the Company and Cognate agreed that most of the accounts payable owed by the Company to Cognate will be converted into shares of common stock instead of paid in cash. The Company and Cognate agreed on a conversion price of $0.20 per share based on conversion prices applied to other creditors of the Company to date. The parties have agreed that this conversion will be applied to the accounts payable balance due to Cognate as of June 30, 2011 at which date the amount due to Cognate was $9.8 million. Finalization of the conversion arrangements are in process. The Company will recognize the value of common stock issued in excess of the amount of accounts payable converted, if any, as a charge to operations when the conversion takes place.

Toucan Capital Management

Toucan Capital on occasion incurs costs on behalf of the Company. These costs primarily relate to legal and consulting fees and costs and travel expenses incurred in support of the Company’s financing and international expansion efforts.

During the quarters ended June 30, 2010 and 2011, respectively, the Company recognized approximately $0.8 million and $0.0 of general and administrative costs for legal, travel and other costs incurred by Toucan Capital, Toucan Partners and Linda Powers on the Company’s behalf. At June 30, 2010 and 2011, expenses payable to Toucan Capital and related parties accrued to date amounted to $1.4 million and $0.3 million, respectively, and are included as part of accounts payable to related parties in the accompanying consolidated balance sheets.

Also during 2009, the Company agreed with Toucan Capital, Toucan Partners and Linda Powers that some or all of the accrued expenses owed by the Company to these parties for certain expense reimbursements will be converted into shares of common stock instead of paid in cash. The Company and Toucan have agreed on a conversion price of $0.20 per share based on conversion prices applied to other creditors of the Company to date. The parties are in the process of determining the amounts of unbilled accrued expenses. The Company will recognize the value of common stock issued in excess of the amount of the accrued expenses converted, if any, as a charge to operations when the conversion takes place.

10. Contingencies and Commitments

The Company terminated its lease with Toucan Capital Corporation on December 31, 2009. The Company is obligated to make monthly payments of approximately $5,000 during 2011 and other amounts thereafter under the terminated lease. Management is not able to estimate the amount of obligations subsequent to 2011.

On March 17, 2010, the Company entered into a non-cancelable operating lease for 7,097 square feet of office space in Bethesda, Maryland, which expires in September 2012. Future minimum lease payments under the lease are $163,475 and $126,027 for 2011 and 2012, respectively. Rent expense for the six months ended June 30, 2010 and 2011 amounted to $50,042 and $63,212, respectively. The Company expects to lease part of this space to Toucan and proceeds of this sublease, if any, will be offset against the minimum lease payments specified above.

As of June 30, 2011, the Company has no other contractual commitments, other than contracts entered into in the normal course of its business, which result in material financial obligations.

11. Stockholders’ Equity (Deficit)

Common Stock Issuances

Issuances of common stock during 2011 were as follows:

During the three months ended March 31, 2011, the Company sold to private investors 280,000 shares of common stock at $0.75 per share for net proceeds of $210,000.

During the three months ended March 31, 2011, the Company issued 1,760,486 shares of common stock as a result of the conversion of notes payable.

During three months ended March 31, 2011, the Company issued 1,169,000 shares of common stock for services valued at $728,000 based on the closing market price on the date of issuance of the shares.

On March 1, 2011, the Company issued 6,852,228 shares of common stock in conjunction with the settlement agreement between the Company and Socius CG II, Ltd. The settlement occurred when Socius purchased accounts payable amounting to $1,650,000 from Cognate, and the Company became indebted to Socius. The Company recognized the fair value of the common stock issued to Socius in excess of the accounts payable owed amounting to $2,378,000, as research and development expense in the accompanying consolidated financial statements.

During three months ended June 30, 2011, the Company issued 3,238,740 shares of common stock as a result of the conversion of notes payable.

On May 2, 2011, the Company issued 312,500 shares of common stock to a private investor at $0.48 per share for net proceeds of $150,000.

On May 2, 2011, the Company issued 115,741 shares of common stock to a private investor at $0.43 per share for net proceeds of $50,000.

On May 16, 2011, the Company issued 53,333 shares of common stock to a private investor at $0.75 per share for net proceeds of $40,000.

On June 9, 2011, the Company issued 438,597 shares of common stock to a private investor at $0.57 per share for net proceeds of $250,000.

On June 14, 2011, the Company issued 104,167 shares of common stock to a private investor at $0.72 per share for net proceeds of $75,000.

On June 24, 2011, the Company issued 21,127 shares of common stock to a private investor at $0.71 per share for net proceeds of $15,000.

On June 28, 2011, Socius CG II, Ltd returned to the Company 1,310,075 shares in fulfillment of a true-up mechanism associated with the March 1, 2011 transaction under which Socius acquired $1,650,000 of trade debt from the Company for 6,852,228 shares of the Company’s common stock.  The Company valued the true-up at the same price per share as the original issuance and reduced research and development expense by $455,000.

On June 30, 2011, the Company issued 6,594,203 shares of common stock to The Richard M. Schulze Family Foundation at $0.69 per share for net proceeds of $4,550,000.

During three months ended June 30, 2011, the Company issued 669,316 shares of common stock for services valued at $440,000 based on the closing market price on the date of issuance of the shares.

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

In connection with the May 2, 2011 securities purchase agreement with a non-affiliated investor, under which the investors purchased 115,741 shares of common stock for $50,000, the Company issued warrants to purchase 11,574 shares of common stock at an exercise price of $0.43 per share with an exercise period of three years.

In connection with a May 31, 2011 loan agreement with a non-affiliated investor, under which the investors provided funding of $3,000,000 the Company issued warrants to purchase 4,537,796 shares of common stock at an exercise price of $0.57 per share with an exercise period of five years.

In connection with a June 9, 2011 securities purchase agreement with a non-affiliated investor, under which the investors purchased 438,597 shares of common stock for $250,000, the Company issued warrants to purchase 87,719 shares of common stock at an exercise price of $0.57 per share with an exercise period of three years.

In connection with the June 14, 2011 securities purchase agreement with a non-affiliated investor, under which the investors purchased 104,167 shares of common stock for $75,000, the Company issued warrants to purchase 10,417 shares of common stock at an exercise price of $0.72 per share with an exercise period of three years.

In connection with a June 24, 2011 securities purchase agreement with a non-affiliated investor, under which the investors purchased 21,127 shares of common stock for $15,000, the Company issued warrants to purchase 2,127 shares of common stock at an exercise price of $0.71 per share with an exercise period of three years.

In connection with a June 28, 2011 securities purchase agreement with The Richard M. Schulze Family Foundation, under which the investors purchased 6,594,203 shares of common stock for $4,550,000, the Company issued a warrant to purchase 1,582,609 shares of common stock at an exercise price of $0.69 per share with an exercise period of three years.  Additionally, a warrant to purchase 725,363 shares at an exercise price of $0.57 per share was issued in conjunction with the Whitebox warrant return described above (see Note 6).

12. Subsequent Events

On July 15, 2011, the Company issued 666,667 shares of common stock in settlement of accounts payable amounting to $500,000.

On July 22, 2011, the Company issued 300,000 shares of common stock as a result of the conversion of $136,618 of notes payable.

Item - 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements included with this report. In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words “believe,” “expect,” “intend,” “anticipate,” and similar expressions are used to identify forward-looking statements, but some forward-looking statements are expressed differently. Many factors could affect the actual results, including those factors described under “Risk Factors” described in the Annual Report on Form K for the year ended December 31, 2010. These factors, among others, could cause results to differ materially from those presently anticipated. Undue reliance should not be placed on these forward-looking statements.

Overview

The Company is a development stage biotechnology company focused on discovering, developing and commercializing immunotherapy products that generate and enhance immune system responses to treat cancer. Data from our clinical trials suggest that our cancer therapies significantly extend both the time to tumor recurrence and patient survival time, while providing a superior quality of life with no debilitating side effects when compared with current therapies.

Financing activities are described below under “— Liquidity and Capital Resources”. Additional capital will need to be raised to fund our operations, including the completion of our Phase II DCVax ® -L clinical trial.

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

Three Months Ended June 30, 2010 and 2011

We recognized a net loss of $12.3 million for the three months ended June 30, 2011 compared to a net loss of $8.7 million for the three months ended June 30, 2010. The increase in net loss was primarily attributable to increased costs associated with ramp up of enrollment in the Company’s ongoing Phase II brain cancer trial and an increase in the amortization of stock option compensation.

Research and Development Expense
Research and development expense increased from $1.2 million for the three months ended June 30, 2010 to $3.5 million for the three months ended June 30, 2011. The increase was primarily attributable to costs associated with the ramp up of enrollment in the ongoing Phase II brain cancer clinical trial.

General and Administrative Expense
General and administrative expense was $5.5 million for the three months ended June 30, 2011 compared to $1.9 million for the three months ended June 30, 2010. The increase was primarily due to amortization of initial stock option grants to the new management team.

Valuation of Reclassified Equity Contracts
At March 31, 2011 the Company valued 12.8 million shares potentially in excess of the authorized shares at March 31, 2011 and recognized a liability of $5,753,000.  These same warrants were revalued at June 30, 2011 based on the closing stock price on June 30, 2011 with a resultant increase in value of $1,462,000.

Loan Conversion Inducement Expense
In the quarter ended June 30, 2011 the Company incurred an expense of $125,000 for a loan conversion inducement expense to a group of non-affiliated institutional investors. Under the terms of a conversion and extension agreement, the investors converted $295,000 (representing principal and accrued interest on an unsecured 10% loan made in November 2010) into 559,480 shares of common stock. The value of the stock issued to the investors in excess of the carrying amount of the loan principal and accrued interest payable that was converted was $125,000. In the quarter ended June 30, 2010 the Company incurred an expense of $4.5 million for a loan conversion inducement expense to a non-affiliated institutional investor. Under the terms of a conversion and extension agreement, the institutional investor converted $1,004,880 (representing principal and accrued interest on an unsecured 12% loan made in November 2008) into 5,024,400 shares of common stock.  The value of the stock issued to the institutional investor in excess of the carrying amount of the loan principal and accrued interest payable that was converted was $4,522,000.

Derivative Valuation Gain and (loss)
On June 30, 2011 the derivative liability associated with the Whitebox loans and warrants issued in connection with certain loans made in September and October 2010 were revalued resulting in a net change in the fair value of the derivative liability during the quarter of $148,000.

Interest (Expense)
Interest expense increased from $1.1 million for the three months ended June 30, 2010 to $1.5 million for the three months ended June 30, 2011. Interest expense for the three-month period ended June, 2011 was primarily related to the debt discount and interest expense associated with notes payable that were outstanding during the three month period ended June 30, 2011.

Six Months Ended June 30, 2010 and 2011

The Company recognized a net loss of $20.7 million for the six months ended June 30, 2011 compared to a net loss of $14.6 million for the six months ended June 30, 2010. The increase in net loss was primarily attributable to increased costs associated with the ramp up of enrollment in the Company’s ongoing Phase II brain cancer clinical trial and an increase in the amortization of stock option compensation.

Research and Development Expense
Research and development expense increased from $3.2 million for the six months ended June 30, 2010 to $7.9 million for the six months ended June 30, 2011. The increase was primarily attributable to costs associated with the ramp up of enrollment in the ongoing Phase II brain cancer clinical trial.

General and Administrative Expense
General and administrative expense was $7.9 million for the six months ended June 30, 2011 compared to $3.3 million for the six months ended June 30, 2010. The increase was primarily due to amortization of initial stock option grants to the new management team.

Valuation of Reclassified Equity Contracts
At March 31, 2011 the Company valued 12.8 million shares potentially in excess of the authorized shares at that time and recognized a liability of $5,753,000.  These same warrants were revalued at June 30, 2011 based on the closing stock price on June 30, 2011 with a resultant increase in value of $1,462,000.

Loan Conversion Inducement Expense
In the six months ended June 30, 2011 the Company incurred an expense of $125,000 for a loan conversion inducement expense to a group of non-affiliated institutional investors. Under the terms of a conversion and extension agreement, the investors converted $295,000 (representing principal and accrued interest on an unsecured 10% loan made in November 2010) into 559,480 shares of common stock. The value of the stock issued to the investors in excess of the carrying amount of the loan principal and accrued interest payable that was converted was $125,000. In the six months ended June 30, 2010 the Company incurred an expense of $4.5 million for a loan conversion inducement expense to the non-affiliated institutional investor. Under the terms of a conversion and extension agreement, an institutional investor converted $1,004,880 (representing principal and accrued interest on an unsecured 12% loan made in November 2008) into 5,024,400 shares of common stock.  The value of the stock issued to the institutional investor in excess of the carrying amount of the loan principal and accrued interest payable that was converted was $4,522,000.

Derivative valuation gain and loss
On June 30, 2011 the derivative liability associated with  the Whitebox loans and warrants issued in connection with certain loans made in September and October 2010 was revalued resulting in a net change in the fair value of the derivative liability during the six months ended June 30, 2011 of $309,000.

Interest (Expense)
Interest expense decreased from $3.6 million for the six months ended June 30, 2010 to $3.0 million for the six months ended June 30, 2011. Interest expense for the six month period ended June 30, 2011 was primarily related to the debt discount and interest expense associated with notes payable that were outstanding during the six period ended June 30, 2011. In addition, interest expense in six months ended June, 2010 included $1.6 million of expense from the modification of warrant agreements during the 2010 period.

Liquidity and Capital Resources

At June 30, 2011, cash totaled $6.7 million, compared to $153,000 at December 31, 2010. Working capital was a deficit of $44.1 million at June 30, 2011(including the liability of $19.9 million relating to potential stock issuances in excess of the authorized number of shares, which liability will be eliminated as soon as an increase in the authorized number of shares is made), compared to a deficit of $25.9 million at December 31, 2010. Cash balances increased during the six months ended June 30, 2011 due primarily to the financing transactions discussed below that were executed in 2011.

The change in cash for the periods presented was comprised of the following (in thousands):

	June 30, 2010	June 30, 2011	Change
Net cash provided by (used in):
Operating activities	$(3,599)	$(5,041)	$(1,442)
Investing activities	(39)	(3)	36
Financing activities	3,714	11,716	8,002
Effect of exchange rates on cash	39	(123)	(162)

Increase in cash	$115	$6,549	$6,434

Operating Activities

We used $5.0 million in cash for operating activities during the six months ended June 30, 2011. The increase in cash used in operating activities was a result of costs associated with ramping up enrollment in the Company’s ongoing brain cancer clinical trial.

  Investing Activities

Investing activities for the periods presented are not material.

Financing Activities

During the three and six months ended June 30, 2011, financing activities consisted of net proceeds from notes payable amounting to $4.2 and $6.2 million, respectively and proceeds from the issuance of common stock amounting to $5.1 and $5.3 million respectively. The 2011 financing transactions consisted of:

In January 2011, the Company entered into securities purchase agreements with two non-affiliated investors, under which the investors purchased 280,000 shares of common stock for $210,000. In connection with this private placement, the Company issued warrants to purchase 262,500 shares of common stock at an exercise price of $0.80 per share with an exercise period of five years. Additionally, one of the investors purchased a warrant to acquire 93,750 shares of common stock at a price of $0.80 per share for $3,750.

In January 2011, the Company received $50,000 upon issuing unsecured 10% convertible loan agreement and promissory note due in April 2011 to a private, non-affiliated investor. Warrants to purchase 66,667 shares of common stock at an exercise price of $0.75 per share were issued with the loan agreement.

 On January 19, 2011, the Company entered into an agreement to borrow up to $2,220,000 from a non affiliated third party (the “Investor”). Under the Agreement the Company entered into two Convertible Promissory Notes with principal amounts of $1,120,000 and $1,100,000. The $1,120,000 note carries an original issue discount of 10% and annual interest of 9% per annum, payable at maturity on June 30, 2012, and the $1,100,000 note carries an original issue discount of 10% and annual interest of 6% per annum, payable at maturity on December 31, 2013. On January 19, 2011, $1,000,000 was received representing the net proceeds of the $1,120,000 note.

On January 20, 2011, the Company entered into a $130,000 unsecured 12% Loan Agreement with SDS (the “SDS Loan”) due June 2, 2011. In connection with this loan, the Company issued SDS a warrant to purchase 17,333 shares of the Company’s stock with an exercise price of $0.75 per share.

In February 2011, the Company received $50,000 upon issuing an unsecured 6% convertible loan agreement and promissory note due in March 2012 to private, non-affiliated investor.

On February 18, 2011, the Company received proceeds of $190,000 under an unsecured loan agreement and promissory note due February 18, 2013 with a private, non-affiliated investor. The note carried an original issue discount to 10% and annual interest at a rate of 4%.

On March 31, 2011, the Company entered into an unsecured Loan Agreement and Convertible Promissory Note with Toucan Partners in the amount of $500,000. The note matures on December 14, 2013, carries an original issue discount of 10% and an annual interest rate of 10%.

On May 2, 2011, the Company entered into securities purchase agreements with two non-affiliated investors, under which the investors purchased 312,500 shares of common stock for $150,000.

On May 2, 2011, the Company entered into securities purchase agreements with a non-affiliated investor, under which the investors purchased 115,741 shares of common stock for $50,000. In connection with this private placement the Company issued warrants to purchase 11,575 shares of common stock at an exercise price of $0.43 per share with an exercise period of three years.

On May 16, 2011, the Company entered into a securities purchase agreement with a non-affiliated investor, under which the investor purchased 53,333 shares of common stock for $40,000. In connection with this private placement, the Company issued warrants to purchase 50,000 shares of common stock at an exercise price of $0.80 per share with an exercise period of five years.

On May 31, 2011, the Company entered into an agreement to borrow $3,000,000 from Whitebox and its affiliates. Under the Agreement the Company entered into six Convertible Promissory Notes totaling $3,000,000. The notes carry an annual interest of 10% per annum, payable at maturity on November 30, 2012,

On June 9, 2011, the Company entered into a securities purchase agreement with a non-affiliated investor, under which the investor purchased 438,597 shares of common stock for $250,000. In connection with this private placement, the Company issued warrants to purchase 89,917 shares of common stock at an exercise price of $0.57 per share with an exercise period of three years.

On June 14, 2011, the Company entered into a securities purchase agreement with a non-affiliated investor, under which the investor purchased 104,167 shares of common stock for $75,000. In connection with this private placement, the Company issued warrants to purchase 10,417 shares of common stock at an exercise price of $0.72 per share with an exercise period of three years.

On June 24, 2011, the Company entered into a securities purchase agreement with a non-affiliated investor, under which the investor purchased 21,127 shares of common stock for $15,000. In connection with this private placement, the Company issued warrants to purchase 2,127 shares of common stock at an exercise price of $0.71 per share with an exercise period of three years.

On June 30, 2011, the Company entered into a securities purchase agreement with The Richard M. Schulze Family Foundation, under which the Foundation purchased 6,594,203 shares of common stock for $4,550,000. In connection with this private placement, the Company issued warrants to purchase 1,582,609 shares of common stock at an exercise price of $0.69 per share with an exercise period of five years and warrants to purchase 725,363 shares of common stock at an exercise price of $0.57 per share with an exercise period of five years.

During the six months ended June 30, 2011, the Company repaid $250,000 of 6% convertible debt and $395,000 of 10% convertible debt.

During the six ended June 30, 2011, the Company received advances totaling $1,200,000 under a $3,050,000 financing agreement entered into on December 14, 2010.

During the six ended June 30, 2011, the Company received advances totaling $600,000 under a $2,220,000 financing agreement entered into on January 19, 2011.

In comparison, during the six months ended June 30, 2010, our financing activities consisted of proceeds from notes payable amounting to $0.9 million and proceeds from the issuance of common stock amounting to $2.8 million.  The 2010 financing transactions consisted of:

Between February 22, 2010 and March 31, 2010, the Company sold 1,451,666 shares of common stock at $0.75 per share for net proceeds of $1,088,750.

Between April and June 2010 the Company completed a private placement of 2.3 million shares of our common stock and received $1,750,000 and the purchase carried 10% warrants.

Between January 8, 2010 and March 29, 2010, the Company received $875,000 upon issuing unsecured 6% convertible loan agreements and promissory notes due between January and March 2012 to a group of Private Lenders.

Item - 3 Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item - 4 Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive, financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive, financial and accounting officer concluded that, as of June 30, 2011, in light of the material weaknesses described below, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our chief executive officer, financial and accounting officer, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

Management's Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive, financial and accounting officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of June 30, 2011. This evaluation was based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

   Based on management's evaluation as of June 30, 2011, our management identified the material weaknesses set forth below in our internal control over financial reporting:

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

(ii)
Lack of a sufficient number of independent directors for our board and audit committee. Our board of directors consists of three members, one of which is independent. Although we are considered a controlled company, whereby a group holds more than 50% of the voting power, and as such are not required to have a majority of our board of directors be independent it is our intention to have a majority of independent directors in due course.

(iii)	Lack of a financial expert on our audit committee. We currently do not have an audit committee financial expert, as defined by SEC regulations on our audit committee as defined by the SEC.

The company's management concluded that in light of the material weaknesses described above, our company did not maintain effective internal control over financial reporting as of June 30, 2011 based on the criteria set forth in Internal Control—Integrated Framework issued by the COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred during the six months ended June 30, 2011 that has materially affected, or is reasonably expected to materially affect, our internal controls over financial reporting.

Inherent Limitations

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Part II — Other Information

Item 1 - Legal Proceedings

From time to time, we are involved in claims and suits that arise in the ordinary course of our business. Although management currently believes that resolving any such claims against us will not have a material adverse impact on our business, financial position or results of operations, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. In addition to any such claims and suits, we are involved in the following legal proceedings. No new proceedings have been initiated since the Annual report on Form 10-K was filed.

 Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

In January 2011, the Company entered into securities purchase agreements with two non-affiliated investors, under which the investors purchased 280,000 shares of common stock for $210,000.

On January 21, 2011, the Company consummated a Note Purchase Agreement with a single investor in the aggregate amount of $2,220,000 for the purchase and sale of two Secured Convertible Promissory Notes, consisting of (i) a principal amount of $1,120,000, with an original issue discount (“OID”) of 10% and interest at the rate of 9% per annum, payable on June 30, 2012 and (ii) a principal amount of $1,100.000, with OID of 10% and interest at the rate of 6% per annum, payable on December 31, 2013.

On March 1, 2011, the Company entered into a transaction under Section 3(a)(10) of the Securities Act of 1933, as amended with Socius CG II, Ltd. Pursuant to this initial 3(a)(10) transaction, Socius purchased certain claims for payment totaling $1,650,000 from Cognate BioServices, Inc. which Cognate had with respect to the Company. Thereafter, Socius elected to convert the claims into shares of the Company’s common stock. The conversion was effected through a settlement agreement between Socius and the Company. The settlement agreement was then the subject of a court proceeding (nominally brought by Socius against the Company, but handled on a cooperative basis through a Joint Stipulation by both parties) in order to obtain court approval of the settlement in accordance with the requirements of Section 3(a)(10). That Court approval was obtained on March 1, 2011. Pursuant to the settlement, the full amount of the $1,650,000 debt will be converted into shares of common stock at a conversion price equal to a thirty percent discount from the market price, with the market price being determined over a reference period of up to 20 trading days from the date hereof. In addition, the settlement provided that an equal amount of shares of common stock are to be delivered by the Company to Socius on a temporary basis, as a form of security during the Reference Period. At the end of the Reference Period, a true-up mechanism will be applied to confirm the final number of conversion shares based on the market price

On March 30, 2011, a private non-affiliated investor provided $500,000 of funding to the Company. This funding was provided pursuant to a convertible note due three years after the date of issuance. The note is convertible into the Company’s common stock at any time during its term at a conversion price equal to a 20% discount from the market price at the time of conversion. The note carries an annual interest rate of 10%, and Original Issue Discount of 10%. The note comprises a tranche of the funding arrangement entered into by the Company and the private investor on December 14, 2010, as previously reported.

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

On May 2, 2011, the Company entered into securities purchase agreements with a three non-affiliated investor, under which the investors purchased 312,500 shares of common stock for $150,000.

On May 2, 2011, the Company entered into securities purchase agreements with a three non-affiliated investor, under which the investors purchased 115,741 shares of common stock for $50,000.

On May 5, 2011, a private non-affiliated investor provided $600,000 of funding to the Company. This funding was provided pursuant to a convertible note due in June 2012. The note is convertible into the Company’s common stock at any time during its term at a conversion price equal to a 30% discount from the market price at the time of conversion. The note carries an annual interest rate of six percent, and Original Issue Discount of 10%. The note comprises a tranche of the funding arrangement entered into by the Company and the private investor on January 19, 2011, as previously reported.

On May 16, 2011, the Company entered into securities purchase agreements with a non-affiliated investor, under which the investors purchased 53,333 shares of common stock for $40,000.

On May 16 and May 25, 2011, a private non-affiliated investor provided $500,000 and $50,000, respectively, of funding to the Company. This funding was provided pursuant to a convertible note due three years after the date of issuance. The note is convertible into the Company’s common stock at any time during its term at a conversion price equal to a 20% discount from the market price at the time of conversion. The note carries a one-time interest charge of ten percent 10%, and Original Issue Discount of 10%. The notes comprise tranches of the funding arrangement entered into by the Company and the private investor on December 14, 2010, as previously reported.

On May 31, 2011, a private non-affiliated investor provided $3,000,000 of funding to the Company. This funding was provided pursuant to convertible note due in November 2012. The notes are convertible into the Company’s common stock upon maturity of the notes at a conversion price $0.57 per share. The notes carry an annual interest rate of 10%. The notes fulfill the funding arrangement entered into by the Company and the private investor on May 31, 2911, as reported in Note 6 above.

On June 9, 2011, the Company entered into securities purchase agreements with a non-affiliated investor, under which the investors purchased 438,597 shares of common stock for $250,000.

On June 14, 2011, the Company entered into securities purchase agreements with a non-affiliated investor, under which the investors purchased 104,167 shares of common stock for $75,000.

On June 24, 2011, the Company entered into securities purchase agreements with a non-affiliated investor, under which the investors purchased 21,127 shares of common stock for $15,000.

On June 28, 2011, the Company entered into securities purchase agreements with The Richard M. Schulze Family Foundation, under which the Foundation purchased 6,594,203 shares of common stock for $4,550,000.

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

Item 3 - Defaults upon Senior Securities

None

Item - 4

Item - 5 Other Information

None

Item - 6 Exhibits

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

NORTHWEST BIOTHERAPEUTICS, INC

Dated: August 10, 2011	By:	/s/ Linda M. Powers
Name: Linda M. Powers
Title: President and Chief Executive Officer
Principal Executive Officer
Principal Financial and Accounting Officer

By:	/s/ Alton L. Boynton
Name: Alton L. Boynton
Title: Director and Chief Scientific Officer

By:	/s/ Robert Farmer
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