Form 10-Q
period 2011-09-30
NORTHWEST BIOTHERAPEUTICS INC
filed 2011-11-14
CIK 1072379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of November 10, 2011, the total number of shares of common stock, par value $0.001 per share, outstanding was 101,697,691.

 NORTHWEST BIOTHERAPEUTICS, INC.

TABLE OF CONTENTS

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 2010 and September 30, 2011 (unaudited)	3

Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2010 and 2011 and the period from March 18, 1996 (inception) to September 30, 2011	4

Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2010 and 2011 and the period from March 18, 1996 (inception) to September 30, 2011	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3. Defaults Upon Senior Securities	24

Item 4. (Removed and Reserved)	24

Item 5. Other Information	24

Item 6. Exhibits	24

SIGNATURES	25

INDEX TO EXHIBITS	26

Part I — Financial Information
NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)
Condensed Consolidated Balance Sheets
(in thousands)

	December 31, 2010	September 30, 2011
		(Unaudited)
Assets
Current assets:
Cash	$153	$1,643
Prepaid expenses and other current assets	86	170
Total current assets	239	1,813

Property and equipment:
Laboratory equipment	29	29
Office furniture and other equipment	123	154
	152	183
Less accumulated depreciation and amortization	(113)	(119)
Property and equipment, net	39	64
Deposit and other non-current assets	16	16
Total assets	$294	$1,893
Liabilities And Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,835	$2,284
Accounts payable, related party	10,527	9,879
Accrued expenses	2,074	2,982
Accrued expenses, related party	1,749	2,265
Notes payable	1,364	1,384
Note payable to related parties	4,000	4,000
Convertible notes payable, net	2,736	3,671
Convertible notes payable to related party, net	-	1,300
Embedded derivative liability	839	1,818
Liability for reclassified equity contracts	-	16,562
Total current liabilities	26,124	46,145
Long term liabilities:
Notes payable, net	350	200
Convertible notes payable, net	555	1,513
Convertible notes payable to related party, net	949	185
Total long term liabilities	1,854	1,898
Total liabilities	27,978	48,043
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized and none issued and outstanding
Common stock, $0.001 par value; 150,000,000 shares authorized, 73,118,471 and 97,112,036 shares issued and outstanding at December 31, 2010 and September 30, 2011, respectively	73	97
Additional paid-in capital	191,344	193,152
Deficit accumulated during the development stage	(218,948)	(239,202)
Cumulative translation adjustment	(153)	(197)
Total stockholders’ equity (deficit)	(27,684)	(46,150)
Total liabilities and stockholders’ equity (deficit)	$294	$1,893

See accompanying notes to condensed consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

Condensed Consolidated Statements of Operations
(in thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended		Period from March 18, 1996 (Inception) to
	September 30		September 30		September 30,
	2010	2011	2010	2011	2011
Revenues:
Research material sales	$10	$10	$10	$10	$580
Contract research and development from related parties	-	-	-	-	1,128
Research grants and other	-	-	-	-	1,061
Total revenues	10	10	10	10	2,769
Operating cost and expenses:
Cost of research material sales	-	-	-	-	382
Research and development	1,606	3,565	4,791	11,474	88,286
General and administration	1,412	2,804	4,680	10,675	72,664
Depreciation and amortization	2	2	2	6	2,359
Loss on facility sublease	-	-	-	-	895
Asset impairment loss and other (gain) loss	-	-	-	-	2,445
Total operating costs and expenses	3,020	6,371	9,473	22,155	167,031
Loss from operations	(3,010)	(6,361)	(9,463)	(22,145)	(164,262)
Other income (expense):
Valuation of reclassified equity contracts	-	8,875	-	7,413	14,172
Loan conversion inducement		-	(4,522)	(125)	(10,415)
Derivative valuation gain (loss)	-	338	-	29	83
Gain on sale of intellectual property and property and equipment	-	-	-	-	3,664
Interest expense	(2,371)	(2,370)	(5,968)	(5,426)	(39,342)
Interest income and other	-	-	-	-	1,707
Net income (loss)	(5,381)	482	(19,953)	(20,254)	(194,393)
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	-	-	-	-	(12,349)
Modification of Series A preferred stock warrants	-	-	-	-	(2,306)
Modification of Series A-1 preferred stock warrants	-	-	-	-	(16,393)
Series A preferred stock dividends	-	-	-	-	(334)
Series A-1 preferred stock dividends	-	-	-	-	(917)
Warrants issued on Series A and Series A-1 preferred stock dividends	-	-	-	-	(4,664)
Accretion of Series A preferred stock mandatory redemption obligation	-	-	-	-	(1,872)
Series A preferred stock redemption fee	-	-	-	-	(1,700)
Beneficial conversion feature of Series D preferred stock	-	-	-	-	(4,274)
Net income (loss) applicable to common stockholders	$(5,381)	$482	$(19,953)	$(20,254)	$(239,202)
Net income (loss) per share applicable to common stockholders — basic	$(0.08)	$0.01	$(0.31)	$(0.24)
Weighted average shares used in computing basic income (loss) per share	70,413	95,123	65,361	85,680
Net income (loss) per share applicable to common stockholders - diluted	$(0.08)	$0.00	$(0.31)	$(0.24)
Weighted average shares used in computing diluted net income (loss) per share	70,413	123,136	65,361	85,680

See accompanying notes to condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.
(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows
(in thousands)(Unaudited)

	Nine Months Ended		Period from March 18, 1996 (Inception) to
	September 30,		September 30,
	2010	2011	2011
Cash Flows from Operating Activities:
Net Loss	$(19,953)	$(20,254)	$(194,393)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	2	6	2,359
Amortization of deferred financing costs	-	-	320
Amortization debt discount	2,853	4,058	28,267
Derivative valuation (gain) loss	-	(29)	(83)
Accrued interest converted to stock	1,047	-	260
Accreted interest on convertible promissory note	-	-	1,484
Stock-based compensation costs	1,512	7,354	18,768
Stock and warrants issued for services and other expenses	3,593	3,470	12,805
Loan conversion inducement	4,522	125	10,415
Valuation of reclassified equity contracts	-	(7,413)	(14,172)
Asset impairment loss and loss (gain) on sale of properties	-	-	(936)
Loss on facility sublease	-	-	895
Increase (decrease) in cash resulting from changes in assets and liabilities:
Prepaid expenses and other current assets	(129)	(84)	540
Accounts payable and accrued expenses	380	1,097	6,887
Related party accounts payable and accrued expenses	(59)	1,518	13,794
Accrued loss on sublease	-	-	(265)
Deferred rent	-	-	410
Net Cash used in Operating Activities	(6,232)	(10,152)	(112,645)
Cash Flows from Investing Activities:
Purchase of property and equipment, net	(41)	(31)	(5,075)
Proceeds from sale of property and equipment	-	-	258
Proceeds from sale of intellectual property	-	-	1,816
Proceeds from sale of marketable securities	-	-	2,000
Refund of security deposit	-	-	(3)
Transfer of restricted cash	-	-	(1,035)
Net Cash used in Investing Activities	(41)	(31)	(2,039)
Cash Flows from Financing Activities:
Proceeds from issuance of note payable	-	6,272	12,122
Proceeds from issuance of convertible notes payable to related parties	2,667	500	1,800
Proceeds from issuance of note payable to related parties	-	-	11,250
Repayment of note payable to related party	-	-	(7,600)
Proceeds from issuance of convertible promissory note and warrants, net of issuance costs	-	-	16,091
Repayment of convertible promissory note	-	(399)	(1,069)
Borrowing under line of credit, Northwest Hospital	-	-	2,834
Repayment of line of credit, Northwest Hospital	-	-	(2,834)
Payment on capital lease obligations	-	-	(323)
Payments on note payable	-	-	(420)
Proceeds from issuance preferred stock, net	-	-	28,708
Proceeds from exercise of stock options and warrants	-	-	228
Proceeds from issuance common stock, net	3,960	5,340	58,914
Proceeds from sale of stock warrant	-	4	94
Payment of preferred stock dividends	-	-	(1,251)
Series A preferred stock redemption fee	-	-	(1,700)
Deferred financing costs	-	-	(320)
Net Cash provided by Financing Activities	6,627	11,717	116,524
Effect of exchange rates on cash	(69)	(44)	(276)
Net increase in cash	285	1,490	1,564
Cash at beginning of period	65	153	-
Cash at end of period	$350	$1,643	$1,564

Supplemental disclosure of cash flow information — Cash paid during the period for interest	$-	$-	$1,879
Supplemental schedule of non-cash financing activities:
Equipment acquired through capital leases	$-	$-	$285
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	-	-	12,349
Issuance of common stock in connection conversion of notes payable and accrued interest notes	1,004	2,790	6,076
Modification of Series A preferred stock warrants	-	-	2,306
Modification of Series A-1 preferred stock warrants	-	-	16,393
Warrants issued on Series A and Series A-1 preferred stock dividends	-	-	4,664
Common stock warrant liability	-	-	11,841
Accretion of mandatorily redeemable Series A preferred stock redemption obligation	-	-	1,872
Debt discount on promissory notes	2,490	4,891	18,982
Conversion of convertible promissory notes and accrued interest to Series D preferred stock	-	-	5,324
Conversion of convertible promissory notes and accrued interest to Series A-1 preferred stock	-	-	7,707
Conversion of convertible promissory notes and accrued interest to common stock	-	-	269
Issuance of Series C preferred stock warrants in connection with lease agreement	-	-	43
Issuance of common stock to settle accounts payable	-	-	4
Liability for and issuance of common stock and warrants to Medarex	-	-	840
Issuance of common stock to landlord	-	-	35
Deferred compensation on issuance of stock options and restricted stock grants	-	-	759
Cancellation of options and restricted stock	-	-	849
Financing of prepaid insurance through note payable	-	-	491
Stock subscription receivable	-	-	480

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

The following key weighted average assumptions were employed in the Black-Scholes option valuation model for the three and nine month periods ended September 30, 2011 (no options were granted in the three or nine month periods ended September 30, 2010 and no calculation was performed):

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Risk-free interest rate	2.27%	2.27%
Expected dividend yield	-%	-%
Volatility	193.6%	193.6%
Expected life	7 Years	7 Years
Weighted average Black - Scholes value of options granted	$0.65	$0.65

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. The Company does not anticipate declaring dividends in the foreseeable future. Volatility is based on historical data. The expected life of an option is based on assumptions about future option vesting and exercises.

A summary of the Company’s year-to-date stock option activity and related information follows (options in thousands):

	Options	Weighted Average Exercise price	Weighted Average remaining Contractual Term
Outstanding at December 31, 2010	3,256	$0.71
Grants	22,128	0.66
Expired	(5)	10.62
Cancellations	(557)	0.60
Outstanding at September 30, 2011	24,822	$0.67	9.8	years

Exercisable at September 30, 2011	10,574	$0.66	9.6	years

Available for grant at September 30, 2011	7,942

In May 2011, the Company increased the number of shares reserved for issuance under the 2007 Stock Option Plan by an additional 20,000,000 shares of its common stock.   As of September 30, 2011, the aggregate intrinsic value of outstanding stock options was $0. Intrinsic value represents the total pretax intrinsic value for all “in-the-money” options (i.e., the difference between the Company’s closing stock price on the last trading day of its third quarter of 2011 and the exercise price, multiplied by the number of shares of common stock underlying the stock options) that would have been received by the option holders had all option holders exercised their options on September 30, 2011.

Stock-based compensation expense was as follows for the three and nine months ended September 30, (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2010	2011	2010	2011
Research and development	$163	$226	$525	$2,172
General and administrative	329	1,178	987	5,182
Total Stock-based compensation	$492	$1,404	$1,512	$7,354

At September 30, 2011, the unrecognized compensation expense related to stock options was $5.9 million which is to be recognized over a weighted average period of 2.9 years (approximately $2 million per year).

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

The Company's embedded derivative liability and liability for reclassified equity contracts were measured using significant unobservable (Level 3) inputs. There were no assets measured at fair value using unobservable inputs either as of or during the nine months ended September 30, 2011 or as of or during the nine months ended September 30, 2010. There were no liabilities measured at fair value using unobservable inputs as of or during the nine months ended September 30, 2010.

As a result of the Company entering into convertible promissory notes and issuing warrants to purchase common stock, the Company's total potential outstanding common stock exceeded the Company’s authorized shares by approximately 61.0 million shares as of September 30, 2011, as also discussed in Note 7.  As a result the Company is currently required to value a  number of shares equal to the excess (61.0 million) issuable on exercise of warrants and options and on conversion of convertible notes and recognize the value as a liability.  Once an increase in the number of authorized shares sufficient to cover the excess has been approved by stockholders, the liability will be remeasured, with changes in value included in other income/(expense), and then reclassified to additional paid-in capital. The Company intends to obtain authorization of an increase during the quarter ending December 31, 2011.

At June 30, 2011, the Company valued 53.5 million shares potentially in excess of the authorized shares at that date and recognized a liability of $19,991,000.  These same shares were revalued at September 30, 2011 based on the closing stock price on September 30, 2011 with a resultant decrease in value of $8,875,000. The liability was correspondingly decreased by $8,875,000 with an offsetting change being included in income. The additional 7.5 million shares required to cover the total of 61.0 million potential excess shares at September 30, 2011 were valued at $5,446,000 and that amount was recognized as a liability at September 30, 2011. The total fair value of the shares potentially issuable in excess of the authorized shares at September 30, 2011 totaled approximately $16,562,000 and was recognized as a liability on September 30, 2011. Once an increase in the number of authorized shares sufficient to cover the excess has been approved by stockholders, the liability will be remeasured, with changes in value included in other income/ (expense), and then reclassified to additional paid-in capital.

The following table represents the activity for the Company’s liability for reclassified equity contracts for the period ended September 30, 2011:

Liability for reclassified equity contracts
Balance , January 1, 2011	$-
Liabilities reclassified at inception	23,975,000
Change in value of liabilities reclassified	(7,413,000)
Balance, September 30, 2011	$16,562,000

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

The Company recognizes embedded derivative liabilities at their respective fair values at inception and on each reporting date. The Company measures fair value using a binomial model adjusted for the probability of issuance using a Monte Carlo simulation. Changes in fair value are recorded in “Derivative valuation gain (loss)” in the consolidated statement of operations. Key assumptions for determining fair values included volatility of 123% and risk-free interest rate of 0.3%.

As of January 1, 2011, the embedded derivative liability related to certain loan agreements and warrants issued in September and October 2010 with down round price protection amounted to $839,000. During the quarter ended March 31, 2011 the principal outstanding under one agreement was converted into stock and the residual embedded derivative liability of $169,000 was reclassified to stockholders equity.  During the quarter ended September 30, 2011 the down round protection related to certain warrants issued in September 2010 expired and the residual embedded derivative liability of $212,000 was reclassified to stockholders equity.  The derivative liability associated with the conversion feature in the May 31, 2011 $3,000,000 note from Whitebox Advisors and its affiliates was initially recorded in the consolidated balance sheet upon issuance as of May 31, 2011 at a fair value of $1,389,000. On September 30, 2011 the embedded derivative liabilities were revalued based on the closing price of the Company’s stock resulting in a decrease in the fair value of the derivative liability of $29,000 for the period ended September 30, 2011.

The following table represents the activity for the Company’s embedded derivative liability for the period ended September 30, 2011:

Embedded Derivative Liability
Balance , January 1, 2011	$839,000
Reclassification to stockholders' equity	(381,000)
Embedded derivative liability recognized	1,389,000
Net change in fair value of embedded derivative liabilities	(29,000)
Balance, September 30, 2011	$1,818,000

5. Liquidity

The Company has experienced recurring losses from operations, and, as of September 30, 2011, had a working capital deficit of $44.3 million (including the $16.6 million recorded as a liability relating to securities in excess of the authorized number, which will be eliminated as soon as the authorized number of common stock is increased), and a deficit accumulated during the 15 years of Company operations to date of $239.2 million. Of this $239.2 million deficit, $112.7 million (less than half) reflects cash used in operations, and the remaining $126.5 million reflects non-cash accounting measures.

Since 2004, Toucan Capital Fund II, L.P. (“Toucan Capital”), Toucan Partners LLC (“Toucan Partners”), entities controlled by Ms. Linda Powers, the managing director of Toucan Capital and managing member of Toucan Partners, and Ms. Linda Powers (collectively “Toucan”) have provided substantial funding to the Company. During the period from 2004 to 2007, the funding consisted of various loans and the purchase of preferred stock and common stock. Under a Conversion Agreement during 2007, all loans payable to Toucan outstanding at the time were converted to preferred stock and all of the preferred stock was converted to common stock. As a result of additional loans, as of September 30, 2011, notes payable include a $1.3 million convertible note with an annual interest rate of 12% and a $0.5 million convertible note with a 10% original issue discount and a 10% one time interest charge payable to Toucan. The $1.3 million notes payable to Toucan outstanding as of September 30, 2011, are convertible at $0.20 per share and the $0.5 million note payable is convertible at a conversion price equal to 80% of the average of the five lowest closing prices for the Company's Stock over the 25 days immediately preceding conversion. In September 2011 Toucan Partners agreed to terms related to the extension of a 60 day note originally entered into by Toucan Partners in October 2010, which was repaid after the maturity date in December 2010. Under the terms of this subsequent extension agreement, the Company issued in the third quarter of 2011 to Toucan Partners a warrant to purchase 909,000 shares at an exercise price of $0.75 over a term of five years. As a result of this financing activity, as of September 30, 2011, Toucan held 22,617,015 shares of common stock, representing approximately 23.3% of the common stock outstanding. Further, as of September 30, 2011, Toucan, beneficially owned (including unexercised warrants) 64,043,998 shares of common stock, representing a beneficial ownership interest of approximately 36.1%.

On June 2, 2011, the Company entered into an agreement with Toucan Partners to establish an equity facility pursuant to which the Company will issue registered, tradable shares of its common stock (the “Common Stock”) for future financings of up to $25 million over a 30-month period in aggregate.  The Company expects the shares involved in this equity facility will be registered in several tranches through a series of registration statements over the 30-month term.  The 30-month period will begin on the effective date of the first registration statement.  Any use of this equity facility will be entirely in the Company’s discretion.

Under the terms of the facility, the Company may issue and sell shares of its Common Stock and deliver a sales notice to Toucan.  Upon such notification, Toucan will be obligated to purchase a specified amount of stock based upon the then current price level of the Company’s stock.  The price per share at which Toucan will be obligated to make such purchase will be determined by a backward-looking, fixed price formula of 95% of the average of the three lowest closing bid prices of the Company’s Common Stock during the 15 trading days prior to the Company’s notification date.  The price per share is also subject to a floor price of $0.35 per share throughout the term of the Agreement.  The purchase price formula does not include any discount and/or warrants that may be provided to an investor who purchases shares that have been registered pursuant to this facility.  Such discounts and/or warrants are the Company's responsibility.

The amount of stock the Company can elect to issue in each sale will be determined by the then current price level of the Company’s common stock, ranging from $150,000 to $1 million.  The Company is required to pay or reimburse all expenses associated with the establishment and use of this equity facility and all transactions in connection therewith, including legal fees, broker fees and placement agent fees.  The Company may terminate the facility at any time for any reason upon thirty days notice; however, if the Company does so and Toucan is not in default, the Company may not enter into or use a similar facility for eight months after such termination.  Toucan may terminate the facility if the Company is in default.  Toucan will receive a one percent commitment fee for the facility and a five percent fee on the sales of shares under the facility when the sales are executed.

 In addition to financing obtained from Toucan, the Company has raised additional capital by issuing common stock and debt securities. As of September 30, 2011, the Company had approximately $1.6 million of cash on hand. The Company expects to begin accessing the $25 million equity facility with Toucan Partners described above during the fourth quarter of 2011. If the Company’s capital raising efforts are unsuccessful, its inability to obtain additional cash as needed could have a material adverse effect on the Company’s financial position, results of operations and the Company’s ability to continue its existence.

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

 On January 19, 2011, the Company entered into an agreement to receive up to $2,220,000 from a non affiliated third party (the “Investor”). Under the agreement the Company entered into two promissory notes with principal amounts of $1,120,000 and $1,100,000, which are secured by certain notes and assets provided by the Investor (representing future tranches of funding under the Agreement), but are not secured by any assets of the Company. The $1,120,000 note carries an original issue discount of 10% and annual interest of 9% per annum, payable at maturity on June 30, 2012, and the $1,100,000 note carries an original issue discount of 10% and annual interest of 6% per annum, payable at maturity on December 31, 2013. Both notes were initially convertible into shares of the Company’s common stock, at a conversion price equal to 80% of the average of the daily volume weighted price of the Company’s common stock for the five lowest trading days during the 10 days immediately preceding conversion. The notes have down-round protection upon the occurrence of specified events. The proceeds of Note 1 were received at closing on January 21, 2011. During the three months ended September 30, 2011 $645,000 of the principal and interest outstanding on Note 1 was converted into 2,000,000 shares of the Company’s Common Stock. As of September 30, 2011 the balance outstanding, including principal, original issue discount and interest, was $509,000. The beneficial conversion feature related to Note 1 was determined to be approximately $276,000. As a result, the total discount on the Note 1 (including the original issue discount) totaled $396,000, and is being amortized over the term of the note. The proceeds of Note 2 initially were to be received in four equal monthly tranches starting on July 19, 2011. Note 2 was subsequently amended on May 4, 2011 as described in the paragraph below.

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

On February 18, 2011, the Company entered into a transaction under which amounts due to a service provider were converted into a Convertible Promissory note in the amount of $192,195. The note was assigned to an unrelated, non-affiliated third party and amended (the “Amended Note”). The Amended Note carries an original issue discount of 10% and an annual interest rate of 4% payable at maturity on February 18, 2013. The Amended Note is convertible into shares of the Company’s common stock, at a conversion price equal to 80% of the market price at the time of conversion (the average price comprised of the average of the daily volume weighted average prices for the 5 trading days with the lowest average prices during the 15 trading days immediately preceding conversion). During the six months ended June 30, 2011 the note was converted into 749,365 shares of the Company’s common stock. The Company also entered into an additional agreement with the same investor to receive $190,000 pursuant to an additional Convertible Promissory Note under the same terms and with the same maturity date as the Amended Note. The intrinsic value of the convertible notes resulted in a beneficial conversion feature amounting to $122,000. As a result, the total discount on the notes (including original issue discount) totaled $176,000 and is being amortized over the term of the note. ). During the three months ended September 30, 2011 $15,000 of the note was converted into 46,780 shares of the Company’s common stock.

During the three months ended March 31, 2011, the Company received an additional $650,000 under the $3,050,000 financing agreement which originated on December 14, 2010. During 2010, the Company received $350,000, and as of March 31, 2011, the cumulative amount advanced under the agreement was $1,000,000. The advances include a one-time interest charge of 11% and are repayable on December 16, 2013. The principal and interest payable under the agreement of $1,102,000 at March 31, 2011, is effectively convertible into common stock, at a conversion price equal to 80% of the average of the five lowest closing prices for the Company's stock, over the 25 trading days immediately preceding conversion. The beneficial conversion feature related to the agreement was determined to be approximately $675,000, and is being amortized over the term of the note. On March 30, 2011, at the Company’s request, the Investor agreed to cancel a note in the amount of $500,000 that was to be included in future stages of the funding arrangement entered into on December 14, 2010. The effect of this cancellation was to remove the Company’s obligation in that amount, and correspondingly reduce that funding arrangement.

On March 31, 2011, the Company entered into an unsecured Loan Agreement and Promissory Note with Toucan Partners in the amount of $500,000. The note matures on December 14, 2013, carries an original issue discount of approximately 10% and a one-time interest charge of 10%. The note is convertible into shares of the Company’s stock at a conversion price equal to 80% of the average of the five lowest closing prices in the 25 days previous to the conversion date which was $0.28 on the date the note was issued. Any amount that is still outstanding at maturity is repayable in cash. The intrinsic value of the convertible notes resulted in a beneficial conversion feature amounting to $436,000. As a result, the total discount on the combined notes (including original issue discount) totaled $489,000 and is being amortized over the term of the notes.

On May 4, 2011, the Company received funding of $600,000 pursuant to the January 19, 2011 $2,220,000 funding agreement described above.  Initial funding of $1,000,000 was received in January 2011 and under the terms of the agreement the second tranche of $1,000,000 was to be provided in four equal monthly installments, starting six months after the closing of the initial funding in January 2011.  On May 4, 2011 the Company and the Investor agreed to modify the terms of the original agreement to accelerate the Investor’s advance of $600,000 of the second $1,000,000 tranche. The Company issued a convertible promissory note in the amount of $600,000 to the Investor, with a maturity of December 31, 2013, an original issue discount of 10% and an annual interest rate of 6%.  In consideration of the acceleration of the $600,000 funding, the Company agreed to amend the conversion price of convertible promissory Notes 1 and 2, on a going forward basis, thereby reducing it from 80% to 70% of the market price at the time of conversion.  The beneficial conversion feature related to Note 2 was determined to be approximately $152,000. As a result, the total discount on the note (including the original issue discount) totaled $343,000, and is being amortized over the term of the note.

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

The Company also issued to Whitebox warrants to purchase 5,263,159 shares of the Company’s common stock, at an exercise price of $0.57 per share (the same price per share as the Conversion Price under the Notes).  The Warrants expire five years after issuance.  The Warrants do not allow any cashless exercise, and require the holder to pay for all exercises in cash. The Company has agreed to file a registration statement for the resale of the shares of common stock underlying the Warrants by the second anniversary of the issuance of the warrants. In June 2011 Whitebox effectively transferred a sizeable portion of these warrants (for 725,363 shares) in conjunction with the investment of the Richard Schulze Family Foundation in the Company (see Note 11). The relative fair value of the Warrants is $1,611,000 and is being amortized over the term of the note.

On May 26, 2011, the Company reached an agreement with the holders of convertible promissory notes dated November 29, 2010 in the amount of $295,000 with a maturity date of May 29, 2011.  Under the terms of the notes, the notes were convertible into shares of the Company’s stock at a conversion price equal to the first $1 million of equity raised during the term of the notes.  Since May 26, 2011, the Company had not raised $1 million in equity, during the term of the notes, the parties negotiated to convert the outstanding principal and interest into shares of the Company’s common stock at the average of the volume weighted average price for the 10 days prior to the conversion.  The Company issued the note holders 559,480 shares of the Company’s common stock in full and final settlement of the Company’s obligations under the notes. As a result of the negotiated conversion terms, the Company recognized the excess of the fair value of the securities transferred over the securities issuable pursuant to the original terms as a charge to operations amounting to $125,000 during the three months ended June 30, 2011.

During the three months ended June 30, 2011, the Company received an additional $550,000 under the $3,050,000 financing agreement which originated on December 14, 2010. During 2010, the Company received $350,000 and during 2011 the Company has received $1.2 million.

As of June 30, 2011, the cumulative amount advanced under the agreement was $1,550,000. The advances include an original issue discount of 10% and a one-time interest charge of 11% and are repayable on December 16, 2013. The principal and interest payable under the agreement is convertible into common stock, at a conversion price equal to 80% of the average of the five lowest closing prices for the Company's stock, over the 25 trading days immediately preceding conversion. On June 27, 2011, $574,000 of the advances made to date was converted into 2,000,000 shares of common stock.

During the three months ended September 30, 2011, the Company received an additional $50,000 under the $3,050,000 financing agreement which originated on December 14, 2010. During 2010, the Company received $350,000 and during 2011 the Company has received $1.2 million. As of September 30, 2011, the cumulative amount advanced under the agreement was $1,600,000. The advances include an original issue discount of 10% and a one-time interest charge of 10% and are repayable on December 16, 2013. The principal and interest payable under the agreement is convertible into common stock, at a conversion price equal to 80% of the average of the five lowest closing prices for the Company's stock, over the 25 trading days immediately preceding conversion. As of September 30, 2011 a balance, including principal, original issue discount and interest of $1,362,000 was outstanding under the agreement. The value of the beneficial conversion related to the funding provided in the quarter was $28,000.  As a result, the total discount on the note (including the original issue discount) totaled $917,000 is being amortized over the term of the note.

On July 22, 2011 the Company issued 300,000 shares of common stock at $0.75 per share in conversion of a note payable amounting to $136,618.

On August 11, 2011 the Company issued 350,000 shares of common stock at $0.34 per share in conversion of a note payable amounting to $119,315.

On August 18, 2011 the Company issued 400,000 shares of common stock at $0.33 per share in conversion of a note payable amounting to $134,417.

On September 1, 2011 the Company issued 450,000 shares of common stock at $0.32 per share in conversion of a note payable amounting to $142,966.

On September 14, 2011 the Company issued 420,000 shares of common stock at $0.20 per share in conversion of a note payable amounting to $100,000.

On September 15, 2011 the Company issued 560,000 shares of common stock at $0.20 per share in conversion of a note payable amounting to $75,000.

On September 21, 2011 the Company issued 500,000 shares of common stock at $0.28 per share in conversion of a note payable amounting to $141,008.

On September 23, 2011 the Company issued 46,783 shares of common stock at $0.32 per share in conversion of a note payable amounting to $15,000.

During the three months ended September 30, 2011, a note payable to an Officer of the Company was repaid  in the amount of $49,000.

	December 31, 2010	September 30, 2011
Notes payable - current
12% unsecured due July 2011 (net of warrant discount and original issue discount $38 in 2010 and $0 in 2011)	$714	$934
12% unsecured originally due March 2011	650	450
	$1,364	$1,384

Notes payable related parties - current
12% unsecured due December 31, 2011	$4,000	$4,000

Convertible notes payable, net - current
0% unsecured due June 2011 (net of discount related to beneficial conversion feature $357 in 2010 and $0 in 2011)	$360	$-
6% unsecured due November 2010	300	50
6% unsecured originally due March 2011	110	110
6% unsecured due between March 2011 and March 2012 (net of discount related to beneficial conversion feature $424 in 2010 and $139 in 2011)	1,526	2,509
10% unsecured due between March and May 2011 (net of discount related to beneficial conversion feature $57 in 2010 and $0 in 2011)	338	-
11% unsecured due December 2011 (net of discount related to beneficial conversion feature $143 in 2010 and $38 in 2011)	102	49
6% unsecured due June 2012 (net of discount related to beneficial conversion feature $0 in 2010 and $182 in 2011)	-	953
	$2,736	$3,671

Convertible Notes payable related party, net - current
6% due July 2011 and November 2011 (net of discount reated to beneficial conversion feature $351 in 2010 and $0 in 2011)	$-	$1,300

Long term notes payable
20% unsecured convertible note due December 2013	$350	$-
6% unsecured note due October 2012	-	200
	$350	$200

Long term convertible notes, net
6% unsecured due March 2012 (net of discount related to beneficial conversion feature $321 in 2010 and $0 in 2011)	$555	$-
20% unsecured convertible note due December 2013 (net of discount related to beneficial conversion feature $0 in 2010 and $492 in 2011)	-	695
4% unsecured convertible note due February 2013 (net of discount related to beneficial conversion feature $0 in 2010 and $55 in 2011)	-	151
10% unsecured convertible note due November 2012 (net of discount related to beneficial conversion feature $0 in 2010 and $2,333 in 2011)	-	667
	$555	$1,513
Long term convertible notes related party, net
20% unsecured convertible note due December 2013 (net of discount reated to beneficial conversion feature and original issue discount $367 in 2011)	$949	$185

Total notes payable, net	$9,954	$12,253

7. Liability for Reclassified Equity Contracts

The Company accounts for potential shares that can be converted to common stock and if converted, will be in excess of authorized shares, as a liability that is recorded on the balance sheet (at fair value) only until the authorized number of shares is increased (at which time the whole liability will be remeasured, with changes in value included in other income/(expense), and then reclassified to additional paid-in capital). As of September 30, 2011 total potential issuable common stock exceeded the Company’s authorized shares by 61,000,000 shares. The fair value of these shares totaled approximately $16,562,000 and was recognized as a liability on September 30, 2011. The value of the liability was computed by valuing the securities that management believed were most likely to be converted. As of September 30, 2011, those securities consisted of warrants and options to purchase common stock and shares issuable upon conversion of convertible notes payable which have been issued over the last 7 years and which have exercise and conversion prices ranging from $0.15 to $0.60 per share. The fair value of the warrants as of September 30, 2011 was determined using the Black-Scholes option pricing model based on the following assumptions: expected dividend yield of 0%, risk-free interest rates between 0.13 and 0.97%, volatility between 108 and 194 and contractual lives between of one and five years. The fair value of the shares issuable upon conversion of convertible notes was calculated based on the anticipated conversion price relative to the closing price of the Company’s common stock on September 30, 2011. Until an increase in authorized shares is approved by stockholders, future issuances of common stock and instruments convertible or exercisable into common stock will have the impact of increasing the number of potential shares used to value the liability for reclassified equity contracts. This liability is revalued at each reporting date with any change in value included in other income/(expense) until such time as enough shares are authorized to cover all potentially convertible instruments. When the Company’s stockholders authorize an increase in the authorized capital sufficient to cover this excess the liability will be remeasured, with changes in value included in other income/(expense), and then reclassified to additional paid-in capital. The Company intends to obtain shareholder approval to increase the authorized share capital during the fourth quarter of 2011.

8. Net Income (Loss) Per Share Applicable to Common Stockholders

 For the three months ended September 30, 2011, options and warrants to purchase 6.7 million shares of common stock were included in the computation of diluted net income (loss) per share because they were dilutive. Convertible debt having a face value of $5.4 million is also considered dilutive for purposes of computing diluted net income (loss) per share. The conversion of the convertible debt increases the number of shares outstanding for purposes of computing diluted net income (loss) per share by 21,270,891 shares for the three month period ended September 30, 2011. In determining the amount of net income used to compute diluted earnings per share, the Company applied the “if converted method.” Accordingly, net income for the three months ended September 30, 2011, has been increased by approximately $54,000, representing interest expense that would have been avoided if the debt had been converted as of July 1, 2011. Options, warrants, and convertible debt outstanding were all considered anti-dilutive for the three and nine months ended September 30, 2010, and for the nine months ended September 30, 2011, due to net losses.

The following securities were not included in the diluted net income (loss) per share calculation because their effect was antidilutive as of the periods presented (in thousands):

	Three months ended September 30,		Nine Months ended September 30,
	2010	2011	2010	2011
Common stock options	4,110	25,186	4,110	25,186
Common stock warrants	38,200	48,606	38,200	53,215
Convertible notes	20,000	12,111	20,000	31,651
Excluded potentially dilutive securities	62,310	85,903	62,310	110,052

9. Related Party Transactions

Cognate Agreement

During the quarter ended June 30, 2011, the Company entered into a new service agreement with Cognate Therapeutics, Inc. (“Cognate”), a contract manufacturing and services organization in which Toucan Capital has a majority interest. In addition, two of the principals of Toucan Capital are members of Cognate’s board of directors and Linda Powers who is a director of Cognate and managing director of Toucan Capital is Chairperson of the Company’s Board of Directors and Chief Executive of the Company. This agreement replaces the agreement dated May 17, 2007 between the Company and Cognate, which had expired.  Under the service agreement, the Company agreed to continue to utilize Cognate’s services, for certain consulting and manufacturing services to the Company for its ongoing DCVax®-Brain Phase II clinical trial.  The scope of services and the economics are comparable to the prior agreement, and the structure and process for payments are simplified.  Under the terms of the new agreement the Company will pay Cognate a monthly facility fee, dependent on the number of patients, ranging from $150,000 to $225,000 per month and a fee (in lieu of cost-plus charges) for each patient enrolled in the study, subject to specified minimum number of patients per month, plus charges for certain patient and product data services if such services are requested by the Company. The current service agreement expires on March 31, 2016. Additionally the Company has agreed to reimburse Cognate for enrollment ramp up costs, foreign program costs and costs of facilities and equipment dedicated to Company programs (which were also previously reimbursable). The amount of ramp up costs during the three months ended June 30, 2011 was $275,000.

During the quarters ended September 30, 2010 and 2011, respectively, the Company recognized approximately $1.1 million and $2.4 million of research and development costs related to these service agreements. As of December 31, 2010 and September 30, 2011 the Company owed Cognate approximately $10.2 million and $10.2, respectively.

During 2009, the Company and Cognate agreed that most of the accounts payable owed by the Company to Cognate will be converted into shares of common stock instead of paid in cash. The Company and Cognate agreed on a conversion price of $0.20 per share based on conversion prices applied to other creditors of the Company to date. The parties have agreed that this conversion will be applied to the accounts payable balance due to Cognate as of September 30, 2011 at which date the amount due to Cognate was $9.8 million. Finalization of the conversion arrangements are in process. The Company will recognize the value of common stock issued in excess of the amount of accounts payable converted, if any, as a charge to operations when the conversion takes place.

Toucan Capital Management

Toucan Capital on occasion incurs costs on behalf of the Company. These costs primarily relate to legal and consulting fees and costs and travel expenses incurred in support of the Company’s financing and international expansion efforts.

During the three months ended September 30, 2010 and 2011, respectively, the Company recognized approximately $15,000 and $0.0 of general and administrative costs for legal, travel and other costs incurred by Toucan Capital, Toucan Partners and Linda Powers on the Company’s behalf. At December 31, 2010 and September 30, 2011, expenses payable to Toucan Capital and related parties accrued to date amounted to $1.5 million and $0.3 million, respectively, and are included as part of accounts payable to related parties in the accompanying consolidated balance sheets.

Also, during 2009, the Company agreed with Toucan Capital, Toucan Partners and Linda Powers (the company's chairperson) that some or all of the accrued expenses owed by the Company to these parties for certain expense reimbursements will be converted into shares of common stock instead of paid in cash.  The Company and Toucan agreed on a conversion price of $0.20 per share based on conversion prices applied to other creditors of the Company in the same time frame in 2009. The impact of the conversion will result in a reduction of liabilities for the amount converted.  In addition, the Company will recognize the value of common stock issued in excess of the amount of the accrued expenses converted, if any, as a charge to operations when the conversion takes place.  Finalization of these arrangements is in process.

10. Contingencies and Commitments

The Company terminated its lease with Toucan Capital Corporation on December 31, 2009. The Company is obligated to make monthly payments of $5,000 during 2011.  Subsequent to 2011, the payment structure will vary.

On March 17, 2010, the Company entered into a non-cancelable operating lease for 7,097 square feet of office space in Bethesda, Maryland, which expires in September 2012. Future minimum lease payments under the lease are $43,402 and $126,027 for 2011 and 2012, respectively. Rent expense for the nine months ended September 30, 2010 and 2011 amounted to $41,649 and $94,817, respectively. The Company expects to lease part of this space to Toucan and proceeds of this sublease, if any, will be offset against the minimum lease payments specified above.

As of September 30, 2011, the Company has no contractual commitments, other than contracts entered into in the normal course of its business, which result in material financial obligations.

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

On June 28, 2011, Socius CG II, Ltd returned to the Company 1,310,075 shares of common stock in fulfillment of a true-up mechanism associated with the March 1, 2011 transaction under which Socius acquired $1,650,000 of trade debt from the Company for 6,852,228 shares of the Company’s common stock.  The Company valued the true-up at the same price per share as the original issuance and reduced research and development expense by $455,000.

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

During the three months ended September 30, 2011, the Company issued 3,023,783 shares of common stock as a result of the conversion of notes payable.

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

In September 2011 the company issued a warrant to purchase 182,640 shares of common stock at an exercise price of $0.75 per share with an exercise period of five years in connection with an extension of a loan of $115,000 made to the Company by an  Officer of the Company in November 2010.

In September 2011 the Company issued a warrant to purchase 505,000 shares of common stock at an exercise price of $0.75 per share with an exercise period of five years in connection with an extension of a loan of $500,000 made to the Company by an Officer of the Company in October 2010.

In September 2011 the Company issued a warrant to purchase 909,000 shares of Common Stock at an exercise price of $0.75 per share with an exercise period of five years in connection with an extension of a loan of $900,000 originally made to the Company by Toucan Partners in October 2010.

In September 2011 the Company issued a warrant to purchase 84,000 shares of common stock at an exercise price of $0.50 per share with an exercise period of five years in connection with an extension of a loan of $150,000 made to the Company by an Officer of the Company in March 2009.

In September 2011 the Company issued a warrant to purchase 255,000 shares of common stock at an exercise price of $0.50 per share with an exercise period of five years in connection with an extension of loans in the amount of $200,000 made to the Company by Officers of the Company in October 2008.

The fair value of the warrants issued during September 2011, in connection with the extensions of loans amounted to $797,275 and was charged to interest expense in the accompanying consolidated financial statements. The fair value was determined using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of 0%, risk-free interest rates of 0.13% - 0.97%, volatility of 108% - 194% and contractual lives of 1 - 5 years.

12. Subsequent Events

On October 7, 2011, the Company issued 550,000 shares of common stock as a result of the conversion of $143,790 of notes payable.

On October 12, 2011, the Company issued 263,158 shares of common stock for $150,000 as a result of an equity purchase.

On October 20, 2011, the Company issued 1,000,000 shares of common stock as a result of  a conversion of $263,312 of notes payable.

On October 27, 2011, the Company issued 99,687 shares of common stock as a result of the conversion of $30,000 of notes payable.

On October 27, 2011, the Company issued 500,000 shares of common stock as a result of the conversion of $150,800 of notes payable.

On October 27, 2011, the Company issued 156,144 shares of common stock as a result of the conversion of $50,000 of notes payable.

On November 1, 2011, the Company issued 2,016,667 shares of common stock as a result of the conversion of $605,000 of related party notes payable.

Item - 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements included with this report. In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words “believe,” “expect,” “intend,” “anticipate,” and similar expressions are used to identify forward-looking statements, but some forward-looking statements are expressed differently. Many factors could affect the actual results, including those factors described under “Risk Factors” described in the Annual Report on Form 10K for the year ended December 31, 2010. These factors, among others, could cause results to differ materially from those presently anticipated. Undue reliance should not be placed on these forward-looking statements.

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

Three Months Ended September 30, 2010 and 2011

We recognized net income of $0.5 million for the three months ended September 30, 2011 compared to a net loss of $5.3 million for the three months ended September 30, 2010. The  net income in the quarter ended September 30, 2011 was primarily due to a gain on remeasurement of reclassified equity contracts of $8,875,000 which more than offset increases in operating expenses associated with ramp-up of enrollment in the Company’s ongoing Phase II brain cancer trial.

Research and Development Expense
Research and development expense increased from $1.6 million for the three months ended September 30, 2010 to $3.6 million for the three months ended September 30, 2011. The increase was primarily attributable to costs associated with the ramp up of enrollment in the ongoing Phase II brain cancer clinical trial.

General and Administrative Expense
General and administrative expense was $2.8 million for the three months ended September 30, 2011 compared to $1.4 million for the three months ended September 30, 2010. The increase was primarily due to amortization of initial stock option grants to the new management team.

Valuation of Reclassified Equity Contracts
At June 30, 2011 the Company valued 53.5 million shares potentially in excess of the authorized shares at June 30, 2011 and recognized a liability of $19,991,000.  These same warrants were revalued at September 30, 2011 based on the Company's closing stock price on September 30, 2011 with a resultant decrease in value of $8,875,000

Derivative Valuation Gain and (loss)
On September 30, 2011 the derivative liability associated with the Whitebox loans and warrants issued in connection with certain loans made in September and October 2010 were revalued resulting in a net change in the fair value of the derivative liability during the quarter of -$338,000

Interest (Expense)
Interest expense was unchanged at $2.4 million in each of the three months ended September 30, 2010 and September 30, 2011. Interest expense for both periods was primarily related to the debt discount and interest expense associated with notes payable that were outstanding.

  Nine Months Ended September 30, 2010 and 2011

The Company recognized a net loss of $20.3 million for the nine months ended September 30, 2011 compared to a net loss of $19.9 million for the nine months ended September 30, 2010.  Increases in operating expenses associated with ramp-up of enrollment in the Company’s ongoing Phase II brain cancer trial were offset by a gain on remeasurement of reclassified equity contracts.

Research and Development Expense
Research and development expense increased from $4.8 million for the nine months ended September 30, 2010 to $11.5 million for the nine months ended September 30, 2011. The increase was primarily attributable to costs associated with the ramp up of enrollment in the ongoing Phase II brain cancer clinical trial.

General and Administrative Expense
General and administrative expense was $10.7 million for the nine months ended September 30, 2011 compared to $4.7 million for the nine months ended September 30, 2010. The increase was primarily due to amortization of initial stock option grants to the new management team.

Valuation of Reclassified Equity Contracts
At March 31, 2011 and June 30, 2011 respectively the Company valued 12.8 and 53.5 million shares potentially in excess of the authorized shares at March 31, 2011 and June 30, 2011 and recognized liabilities of $5,735,000 and of $19,991,000.  These same liabilities were revalued at June 30, 2011 and September 30, 2011 based on the closing stock price on June 30, 2011 and September 30, 2011 with a resultant aggregate net decrease in value of $7,413,000.

Loan Conversion Inducement Expense
In the nine months ended September 30, 2011 the Company incurred an expense of $125,000 for a loan conversion inducement expense to a group of non-affiliated institutional investors. Under the terms of a conversion and extension agreement, the investors converted $295,000 (representing principal and accrued interest on an unsecured 10% loan made in November 2010) into 559,480 shares of common stock. The value of the stock issued to the investors in excess of the carrying amount of the loan principal and accrued interest payable that was converted was $125,000. In the nine months ended September 30, 2010 the Company incurred an expense of $4.5 million for a loan conversion inducement expense to the non-affiliated institutional investor. Under the terms of a conversion and extension agreement, an institutional investor converted $1,004,880 (representing principal and accrued interest on an unsecured 12% loan made in November 2008) into 5,024,400 shares of common stock.  The value of the stock issued to the institutional investor in excess of the carrying amount of the loan principal and accrued interest payable that was converted was $4,522,000.

Derivative valuation gain and loss
On September 30, 2011 the derivative liability associated with  the Whitebox loans and warrants issued in connection with certain loans made in September and October 2010 was revalued resulting in a net change in the fair value of the derivative liability during the nine months ended September 30, 2011 of $29,000.

Interest (Expense)
Interest expense decreased from $6.0 million for the nine months ended September 30, 2010 to $5.4 million for the nine months ended September 30, 2011. Interest expense for both periods was primarily related to the debt discount and interest expense associated with notes payable that were outstanding. In addition, interest expense in nine months ended September, 2010 included $1.6 million of expense from the modification of warrant agreements during the 2010 period.

Liquidity and Capital Resources

At September 30, 2011, cash totaled $1.6 million, compared to $153,000 at December 31, 2010. Working capital was a deficit of $44.3 million at September 30, 2011(including the liability of $16.6 million relating to potential stock issuances in excess of the authorized number of shares, which liability will be eliminated as soon as an increase in the authorized number of shares is made), compared to a deficit of $25.9 million at December 31, 2010. Cash balances increased during the nine months ended September 30, 2011 due primarily to the financing transactions discussed below that were executed in 2011.

The change in cash for the periods presented was comprised of the following (in thousands):

	September 30, 2010	September 30, 2011	Change
Net cash provided by (used in):
Operating activities	$(6,232)	$(10,152)	$(3,920)
Investing activities	(41)	(31)	10
Financing activities	6,357	11,717	5,360
Effect of exchange rates on cash	(69)	(44)	25

Increase in cash	$15	$1,490	$1,475

Operating Activities

We used $10.2 million in cash for operating activities during the nine months ended September 30, 2011. The increase in cash used in operating activities was a result of costs associated with ramping up enrollment in the Company’s ongoing brain cancer clinical trial.

  Investing Activities

Investing activities for the periods presented are not material.

Financing Activities

Proceeds from financing activities during the nine months ended September 30, were as follows (in thousands):

	2010	2011
Issuance of notes payable	$2,667	$6,772
Issuance of common stock and warrants	3,690	5,344
Repayments of notes payable	-	(399)

	$6,357	$11,717

During the periods presented the Company received proceeds from the activities described above.  The terms of the various instruments are described in notes 6 and 11 to the condensed consolidated financial statements included in this report.  We intend to seek additional financing in the near term.  However, there can be no assurance that external sources of financing, including the issuance of notes payable or equity securities, will be available at times and at terms acceptable to us.

Item - 3 Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item - 4 Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive, financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive, financial and accounting officer concluded that, as of September 30, 2011, in light of the material weaknesses described below, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our chief executive officer, financial and accounting officer, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

Management's Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive, financial and accounting officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of September 30, 2011. This evaluation was based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

   Based on management's evaluation as of September 30, 2011, our management identified the material weaknesses set forth below in our internal control over financial reporting:

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

(ii)
Lack of a sufficient number of independent directors for our board and audit committee. Our board of directors consists of three members, one of which is independent. Although we are considered a controlled Company, whereby a group holds more than 50% of the voting power, and as such are not required to have a majority of our board of directors be independent, it is our intention to have a majority of independent directors in due course.

(iii)	Lack of a financial expert on our audit committee. We currently do not have an audit committee financial expert, as defined by SEC regulations on our audit committee as defined by the SEC.

The Company's management concluded that in light of the material weaknesses described above, our Company did not maintain effective internal control over financial reporting as of September 30, 2011 based on the criteria set forth in Internal Control—Integrated Framework issued by the COSO. Management has taken action by engaging management consultants to assist in improving disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

The Company has engaged management consultants to strengthen the process of financial reporting.

Inherent Limitations

Although, because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

 On January 19, 2011, the Company consummated a Note Purchase Agreement with a single investor in the aggregate amount of $2,220,000 for the purchase and sale of two Secured Convertible Promissory Notes, consisting of (i) a principal amount of $1,120,000, with an original issue discount (“OID”) of 10% and interest at the rate of 9% per annum, payable on June 30, 2012 and (ii) a principal amount of $1,100.000, with OID of 10% and interest at the rate of 6% per annum, payable on December 31, 2013.

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

On May 4, 2011, a private non-affiliated investor provided $600,000 of funding to the Company. This funding was provided pursuant to a convertible note due in June 2012. The note is convertible into the Company’s common stock at any time during its term at a conversion price equal to a 30% discount from the market price at the time of conversion. The note carries an annual interest rate of six percent, and Original Issue Discount of 10%. The note comprises a tranche of the funding arrangement entered into by the Company and the private investor on January 19, 2011, as previously reported.

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

In September 2011 the company issued a warrant to purchase 182,640 shares of common stock at an exercise price of $0.75 per share with an exercise period of five years in connection with an extension of a loan of $115,000 made to the Company by an Officer of the Company in November 2010.

In September 2011 the Company issued a warrant to purchase 505,000 shares of common stock at an exercise price of $0.75 per share with an exercise period of five years in connection with an extension of a loan of $500,000 made to the Company by an Officer of the Company in October 2010.

In September 2011 the Company issued a warrant to purchase 909,000 shares of common stock at an exercise price of $0.75 per share with an exercise period of five years in connection with an extension of a loan of $900,000 originally made to the Company by Toucan Partners in October 2010.

In September 2011 the Company issued a warrant to purchase 84,000 shares of common stock at an exercise price of $0.50 per share with an exercise period of five years in connection with an extension of a loan of $150,000 made to the Company by a an Officer of the Company in March 2009.

In September 2011 the Company issued a warrant to purchase 255,000 shares of common stock at an exercise price of $0.50 per share with an exercise period of five years in connection with an extension of loans in the amount of $200,000 made to the Company by Officers of the Company in Oct 2008.

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

NORTHWEST BIOTHERAPEUTICS, INC

Dated: November 14, 2011	By:	/s/ Linda M. Powers
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