Form 10-K
period 2011-12-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2012-04-13
CIK 1072379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to _______

Commission File Number: 000-33393

NORTHWEST BIOTHERAPEUTICS, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3306718
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4800 Montgomery Lane, Suite 800, Bethesda, MD 20814
(Address of principal executive offices) (Zip Code)

(240) 497-9024
(Registrant's telephone number)

N/A

(Former Name, Former Address and Former Fiscal Year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $53,764,425 on June 30, 2011.

         As of April 9, 2012 the registrant had 157,800,763 shares of Common Stock outstanding.

NORTHWEST BIOTHERAPEUTICS, INC.

FORM 10-K

PART I

This Report on Form 10-K for Northwest Biotherapeutics, Inc. may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are characterized by future or conditional verbs such as "may," "will," "expect," "intend," "anticipate," believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors and elsewhere in this Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission, including the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate safety and efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing. We do not assume any obligation to update forward-looking statements as circumstances change.

DCVax® is a registered trademark of the Company

ITEM 1.    BUSINESS.

Overview

Northwest Biotherapeutics, Inc. was formed in 1996 and incorporated in Delaware in July 1998. We are a development stage biotechnology company, focused on developing immunotherapy products to treat cancers more effectively than current treatments, without toxicities of the kind associated with chemotherapies, and on a cost-effective affordable basis.  The Company has developed a platform technology, DCVax, which uses activated dendritic cells to mobilize a patient’s own immune system to attack their cancer.  The DCVax technology is expected to be applicable to most cancers, and is embodied in several product lines designed for different cancers.   The DCVax technology has already reached late stage clinical trials for two different cancers (brain and prostate), has entered early stage trials for another cancer (ovarian) and has received clearance from the FDA for early stage trials in five other diverse cancers.  The Company’s late stage clinical trial in brain cancer is already under way.

Dendritic cells are the master cells of the immune system, and are able to mobilize all parts of the immune system, including T cells, B cells and antibodies, natural killer cells and many others.  Mobilizing the whole immune system provides a broader attack on the cancer than mobilizing just a particular component, such as T cells alone, or a particular antibody alone.  Likewise, the Company’s DCVax technology is designed to attack the full set of biomarkers (called “antigens”) on a patient’s cancer, rather than just a particular selected target or several targets.  When just one or a few biomarkers on a cancer are targeted by a drug or other treatment, sooner or later the cancer usually develops a way around that drug (called an “escape variant”), and the drug stops working.  The Company believes that each of these factors – mobilizing all agents of the immune system, and targeting all biomarkers on the patient’s cancer – contribute to the effectiveness of DCVax as explained more fully below.

In clinical trials to date, the Company’s DCVax treatments have been achieving what the Company believes to be unprecedented results.  In patients with newly diagnosed Glioblastoma multiforme (GBM), the most aggressive and lethal form of brain cancer, patients treated with full standard of care treatment today (surgery, radiation and chemotherapy), typically have recurrence of their cancer within a median of 6.9 months, and typically die within a median of 14.6 months.   N Engl J Med 352: 987-96, 2005.   In contrast, the patients who received DCVax in addition to standard of care typically did not experience recurrence until approximately 2 years, rather than 6.9 months, and typically lived for 3 years, rather than just 14.6 months.  Moreover, long-term follow-up data on the GBM patients treated with DCVax® in prior clinical trials show that, as of the most recent update, 33% of the patients have reached or exceeded 4 years’ survival, and 27% of the patients have reached or exceeded 6 years’ survival (as compared with the median survival of 14.6 months with standard of care treatment today).

Similarly results have been obtained in patients with late stage prostate cancer, either with or without metastases, in our prostate cancer clinical trial as described below.  Encouraging early results have also been seen in patients in the initial metastatic ovarian cancer clinical trial.

Nearly as importantly, DCVax is well tolerated.  Patients have not experienced vomiting, hair loss or debilitating fatigue as they do with chemotherapies.  In clinical trials to date, patients receiving DCVax® have been able to continue their lives on a normal basis:  continuing to work, take care of their families and even travel recreationally.  The broad and rapidly growing body of scientific literature about dendritic cells is consistent with the DCVax clinical experience, and provides added support regarding the lack of toxicity.

The Company is working to develop and position DCVax as a front line therapy – not second or third line or last resort therapy – that can potentially become standard of care and be provided to all patients with the cancer indications for which DCVax obtains regulatory approvals.  Accordingly, the Company is highly sensitive to the cost and affordability of DCVax.  The Company has spent more than a decade pioneering a unique method of batch manufacturing which now results in costs and pricing of DCVax lower than most cancer drugs (especially the newer ones), even though DCVax is a personalized product.

The Company has also worked to make DCVax an extremely simple product for both physicians and patients.  It does not involve any complex procedures for physicians or patients.  It is administered to patients as a simple intra-dermal injection, similar to a flu shot.

The Company is currently under way with a large (240-patient) double blind, randomized, placebo controlled clinical trial (the gold standard) for patients with newly diagnosed GBM.  This is a Phase II trial but is designed and statistically powered as though it were a Phase III trial.  If the data are again positive, and the primary endpoint (measure) of the trial is met (of which there can be no assurance), the Company may consider seeking early product approval in either the U.S. or Europe.

This Phase II trial is currently open at 35 sites across the U.S. The Company plans to add a substantial number of additional clinical trial sites over the coming months in the U.S. and Europe.

PRODUCT INFORMATION

Immune therapies for cancer

Development of effective immune therapies for cancer has long been a goal of the medical and scientific communities.  The human immune system is very powerful, and also very complex:  an “army” with many divisions and many different kinds of weapons.  A diagram of some key agents and weapons of the immune system is set forth below:

Diagram 1:   The immune system “army” includes many diverse agents.  Dendritic cells are the “General” of the army.

It has taken decades of research to identify the many different types of agents and weapons, to determine the relationships among them, and to determine how they work together to attack and defeat invaders such as bacteria, viruses and cancers.  While the research was in process, early versions of immune therapies against cancers were tried, with mixed results and a number of failures.  Over the course of the 1990s and 2000s, the first commercially successful category of immune agents to treat cancers emerged:  drugs that consisted of individual antibodies, such as Avastin, Herceptin and Erbitux.

Antibodies are just one category of weapon in the overall immune “army,” and there are many, many kinds of individual antibodies within this category.  Each antibody drug, such as Avastin, consists of just a single one of the many kinds of antibodies within this one category of immune weapon.  These drugs do not involve the numerous other important agents in the immune army, such as T cells, NK cells, and so on.

Antibody drugs have been moderate medical successes and huge commercial successes.  These drugs have delivered moderate extensions of patient survival compared with traditional chemotherapy drugs, with somewhat lesser (though still significant) toxicity.  On this basis, these antibody drugs are achieving multi-billion dollars per year in sales.

Now, more broad based immune therapies are starting to come of age:  “therapeutic vaccines” designed to mobilize the entire immune “army,” rather than just a single agent or single category of agents.   Therapeutic vaccines are similar to preventive vaccines in that they work by mobilizing the immune system.  However, therapeutic vaccines are administered to patients who already have a given disease, for the purpose of preventing or delaying recurrence or progression of the existing disease.

The therapeutic vaccines that are now coming of age are mostly focusing on dendritic cells in various ways, or on T cells.  The vaccines focusing on dendritic cells offer a broader potential immune response because dendritic cells are the master cells of the immune system — the “General” of the “army.”  When dendritic cells are activated against a particular pathogen (or cancer) they, in turn, mobilize all of the other agents (including T cells as well as B cells, NK cells and others) to attack that pathogen (or cancer).  The process by which dendritic cells mobilize other agents takes place to a large extent in the lymph nodes.

A major challenge faced by immune therapies for cancer has been that, unlike in a healthy patient with an infectious disease, in cancer patients the dendritic cells fail to do their job, and the other immune agents also fail to do their job.  Pathologists analyzing tumor tissue removed from cancer patients have long observed that there are often substantial numbers of immune cells in the surrounding tissue, but they are not infiltrating and attacking the tumor – as though the immune cells have made it to the doorstep of the tumor and then stopped.

The mechanisms by which cancer cells selectively suppress or block the immune system are still the subject of much research.  It is known that cancer cells have many such mechanisms, including secretion of biochemical signals that jam normal immune signaling, that make tumor cells invisible to immune detection and/or that convey false messages to the immune system.  Different therapeutic vaccines are taking different approaches to trying to overcome these cancer mechanisms and put the immune system back in action.

Many of the therapeutic vaccines for cancer (e.g., Cell Genesys, CancerVax) have targeted existing dendritic cells in situ in a patient’s body, by administering various compounds or factors that are designed to attract dendritic cells to the tumor or enhance the tumor signals to the dendritic cells (in essence, making the tumor signals “louder”).

The Company and a few others (e.g., Dendreon) are taking a different approach, based on the belief that existing dendritic cells in situ in a patient’s body are impaired and their ability to receive and process the necessary signals is blocked.  Under this view, if the signaling is blocked, then no matter how “loud” the signal may be, it will not get through and will not achieve the activation needed.

THE DCVax TECHNOLOGY

The Company's platform technology, DCVax, is a personalized immune therapy:  a therapeutic vaccine that uses a patient's own dendritic cells (“DCs”), the master cells of the immune system, as the therapeutic agent.  The patient’s DCs are obtained through a blood draw (“leukapheresis”).  The DCs are then activated and loaded with biomarkers (“antigens”) from the patient’s own tumor.  The activation shifts the DCs into “attack mode.”  The loading of biomarkers into the DCs  “educates” the DCs about what to attack.  The activated, educated DCs are then isolated with very high purity and constitute the DCVax personalized vaccine.

Injection of DCVax (the activated, educated dendritic cells of the patient) back into the patient, through a simple intra-dermal injection, similar to a flu shot, in the upper arm or other location near lymph nodes, initiates a potent immune response against cancer cells, mobilizing the overall immune system and doing so in the natural way, with the numerous immune agents acting in their normal roles and in combination with each other.  In short, DCVax is designed to restore the potent natural functioning of the immune system which has otherwise been impaired or blocked by the cancer.

Importantly, each activated, educated dendritic cell has a large multiplier effect, mobilizing hundreds of T cells and other immune cells.  As a result, small doses of such dendritic cells can mobilize large and sustained immune responses.

Diagram 2:  One Educated Dendritic Cell Activates Hundreds of Anti-Cancer Cells

The Company believes that at least three key aspects of the DCVax technology contribute to the strikingly positive results (described more fully below) seen in clinical trials to date:

(1) that DCVax is personalized and thus aims at targets that are definitely present on the patient’s cancer,

(2) that DCVax targets not just one or a few biomarkers but the full set of biomarkers on a patient’s cancer, and

(3) that DCVax is designed to mobilize the entire immune system, not just a single agent or category of agent (such as T cells alone, or a single antibody alone).

First, DCVax is personalized, and targets the particular biomarkers expressed on that patient’s tumor.  Extensive scientific evidence has shown that there is substantial variation in tumor profiles (characteristics) among patients with the “same” cancer – and the degree of variation is particularly enormous in some of the most aggressive cancers, such as Glioblastoma multiforme (GBM) brain cancer and pancreatic cancer.  Cancer drugs are typically keyed to a single target which is believed to be expressed (i.e., found on the cancer cells’ surface or in one of the cancer cells’ signaling pathways) in a substantial percentage of patients with a given type of cancer.  Such drugs can be of no use in patients whose cancers do not happen to express that particular target, or cease expressing that target as the disease progresses.  Most cancer drugs only achieve clinical benefits in a limited percentage of the patients with the type of cancer being targeted (e.g., 25-30% of the patients).  In contrast, DCVax has consistently achieved clinical benefits in over 80% of the patients who have received it in clinical trials to date.  Since DCVax is personalized (made with biomarkers from the patient’s own tumor), it definitely aims at targets that are present on that patient’s cancer.

Second, DCVax is designed to target not just one but the full set of biomarkers on the patient’s tumor.  As mentioned above, cancer drugs are typically “silver bullets” aimed at just one target on a patient’s cancer.  However, cancer is a complex and variable disease.  Not only do tumor profiles vary among patients with the “same” cancer and vary as the disease progresses, as described above, but when silver bullets hit individual targets on cancers, the cancers find ways around them (called “escape variants”) – and the silver bullet treatments then usually stop working.  DCVax takes the opposite approach:  instead of aiming at a single target, DCVax aims at the full set of biomarkers on a patient’s cancer.  Such a treatment approach makes it far harder for tumors to develop escape variants.

Third, DCVax is designed to mobilize the entire immune system, not just one among the many different categories of immune agents in that overall system.  As described above, DCVax is comprised of activated, educated dendritic cells, and dendritic cells are the master cells of the immune system, that mobilize or help the entire immune system.  Some of the prominent cancer drugs today are composed of just one type of antibody – and antibodies themselves are just one type of agent in the overall immune “army” (see Diagram 1 above).  In contrast, the full immune system involves many, many types of antibodies, and also many other kinds of agents besides antibodies.  Similarly, there have been a variety of early immune therapies that failed in the past.  These, too, typically involved single agents, such as a single one among the many, many types of immune signaling molecules (e.g., a particular interferon or interleukin), or a single type of agent such as T cells alone, etc.  In contrast, dendritic cells mobilize all of these different categories of agents, comprising the whole immune “army,” in combination with each other and in their natural relationships to each other.

DCVax® PRODUCT LINES

The Company has developed several different product lines based on the DCVax technology, to address multiple different cancers and different patient situations.  There are two main components to each DCVax product:  the immune cells (dendritic cells) and the cancer biomarkers (antigens).

All of the DCVax product lines are made from the patient’s own dendritic cells.  Furthermore, the dendritic cells are freshly isolated, newly matured and activated.  The Company believes that the existing dendritic cells in a cancer patient have already been compromised by the cancer (which the Company believes is why other vaccines aimed at the existing dendritic cells in patients have largely failed).  However, the patient’s body continues to produce new precursors of dendritic cells, and these precursors (monocytes) circulate in the patient’s blood stream.  For all DCVax products, these precursors are obtained through a blood draw (leukapheresis), and then, through the Company’s proprietary manufacturing processes (described below), the precursors are matured into a fresh, uncompromised batch of new dendritic cells.

The antigen component, which is combined with the fresh, personalized dendritic cells, varies among the DCVax product lines.

The basic DCVax product – DCVax-L – is made with cancer antigens from tumor lysate (a processed cell mixture) from the patient’s own tumor tissue.  As such, DCVax-L incorporates the full set of tumor antigens, making it difficult for tumors to find ways around it (“escape variants”), as described above.  This is the DCVax product that has been used in the Company’s brain cancer and ovarian cancer clinical trials, and is expected to be used for most other cancers in situations in which the patient has their tumor surgically removed as part of standard of care.

Another DCVax product – DCVax-Direct – is designed for situations in which it is not feasible or not desirable for patients to have their tumors surgically removed.  This includes situations in which patients have multiple metastases, or have cancers that are relatively accessible for injections (e.g., head and neck, liver and pancreatic cancers).  Like DCVax-L, this DCVax product also incorporates the full set of tumor antigens – but it does so in situ in the patient’s body rather than at the manufacturing facility.  With DCVax Direct, the fresh, new dendritic cells are partially matured in a special way so as to be ready to pick up antigens directly from tumor tissue in the patient’s body, and are then injected directly into the patient’s tumor(s).  There, the dendritic cells pick up the antigens in situ rather than picking up the antigens from lysate in a lab dish at the manufacturing facility, as is done with DCVax-L.

A third DCVax product – DCVax-Prostate – is designed specifically for late stage, hormone independent prostate cancer.  Such cancer involves the spread of micro-metastases beyond the prostate tissue.  In most patients, there is no focal tumor which can be surgically removed and used to make lysate, or into which dendritic cells can be directly injected- the cancer cells are diffuse.  So, the Company developed a DCVax product line using a particular proprietary antigen – PSMA (Prostate Specific Membrane Antigen) – which is closely associated with hormone independent prostate cancer.  The PSMA is produced through recombinant manufacturing methods, and is then combined with the fresh, personalized dendritic cells to make DCVax-Prostate.

 SIMPLICITY OF DCVax FOR PHYSICIANS AND PATIENTS

All of the DCVax product lines are designed to be very simple for both physicians and patients, to fit within existing medical practices and procedures, and to be deliverable in virtually any clinic or doctor’s office.   A number of complex and sophisticated (and proprietary) technologies are required for the production and frozen storage of DCVax, but these technologies are mostly deployed at the manufacturing facility and do not entail any effort or involvement by physicians or patients.

Front-end simplicity

For all DCVax product lines, the precursors (monocytes) for the fresh, new dendritic cells are obtained through a blood draw.  This blood draw can be done not only at whatever cancer center is treating the patient, but at any ordinary blood center (Red Cross or other).

For DCVax-L, the collection of the patient’s tumor tissue (which is to be used to make lysate and provide the antigen component of the vaccine) involves a simple kit.  The kit consists of a box with a vial which has a grinder top and is pre-loaded with a proprietary mix of enzymes.  Such kits can be kept on hand like any inventory item at medical centers.  In the operating room, after the tumor has been surgically removed, instead of disposing of the tissue in the medical waste, any nurse or technician simply coarsely chops the tissue and drops it into the vial, puts the vial back into the box, and hands the box to a courier pick-up service such as FedEx’s or UPS’ life science division, or a specialized courier such as World Courier.

For DCVax-Direct and DCVax-Prostate, there is no tumor tissue collection involved.

Back-end simplicity

For all DCVax products, administration to the patient involves a simple injection.  There are no handling steps at the point of care:  no preparations, no additions, no mixing – nothing except thawing the frozen DCVax product to room temperature by simply letting the product sit on a counter for a few minutes.  (All DCVax products are stored frozen in single doses.  Such doses are tiny, and require less than 5 minutes to thaw.)   There are also no lengthy intravenous infusions.  DCVax-L and DCVax-Prostate are administered through a simple intra-dermal injection, similar to a flu shot, and are just a few drops in size.   With the absence of handling steps at the point of care, and the simple intra-dermal injection, these DCVax products can be delivered to patients in any clinic or doctor’s office.

The simplicity for patients also lies in the fact that DCVax is non-toxic.  Patients do not have to take a second set of drugs to manage side effects.  Patients do not have to quit their jobs, stop caring for their families, make special dietary efforts to avoid severe weight loss or to handle difficulty swallowing, buy wigs or undertake other cover-ups, and so on.  Patients can simply go on with their lives.

CLINICAL PROGRAMS AND CLINICAL TRIAL RESULTS

Overall Clinical Pipeline

Over the last ten years, the Company has built a robust clinical pipeline with DCVax products for multiple cancers, which the Company believes provides it with multiple opportunities for success.  Two DCVax products have reached late stage clinical trials and are the Company’s lead products:  DCVax-L for Glioblastoma multiforme brain cancer (GBM) and DCVax-Prostate for late stage prostate cancer.   Very few biotech companies manage to bring two products to late stage clinical trials at the same time.  In addition to these, the Company’s DCVax-L has also been applied in an early stage trial for metastatic ovarian cancer, and other DCVax products have been cleared by the FDA to begin early stage trials in multiple other cancers.

The Company’s programs in brain and prostate cancer, and the clinical trial results to date, are described in some detail below.

Importantly, the results seen in patients who received DCVax treatments have been quite consistent.  More than 80% of patients who received DCVax in trials to date have shown clinical benefits, compared with only 25-30% of patients showing clinical benefits with typical cancer drugs.   Further, the clinical effects observed (a doubling or more of the usual time to disease progression and a doubling or more of survival time) were largely consistent across diverse types of cancer, diverse patient profiles (age, gender, physical condition, etc.), and different stages of disease.

Also importantly, no toxicities have been seen in clinical trials of DCVax products to date, such as are seen with chemotherapies.

Brain Cancer (GBM)

As explained earlier, GBM is the most aggressive and lethal type of brain cancer.  With full standard of care treatment today (including surgery, radiation and chemotherapy), the cancer recurs in a median of just 6.9 months and kills the patient in a median of just 14.6 months.   N Engl J Med 352: 987-96, 2005.   There has been very little improvement in clinical outcomes for GBM patients in the last 30 years.  The incidence of GBM appears to be on the rise, for unknown reasons, and there is an urgent need for new and better treatments.

The Company’s Prior Clinical Trials

The Company, with its medical collaborator, Dr. Linda Liau, has conducted two prior Phase I clinical trials at UCLA with DCVax-L for GBM brain cancer. These trials consisted of 30 patients with newly diagnosed GBM and recurrent GBM.   Patients who received DCVax in addition to standard of care treatment typically did not have recurrence for a median of 2 years (more than triple the usual time), and survived for a median of 3 years (2-1/2 times the usual period).

Furthermore, a substantial percentage of patients who received DCVax in the prior clinical trials have continued far beyond even the 3 year median survival.  As of the latest long-term data update in July, 2010, 33% of the patients had reached or exceeded 4 years’ survival and 27% had reached or exceeded 6 years’ survival compared with just a little over 14.6 months with full standard of care treatment today.

Although the number of patients in the Company’s prior clinical trials for GBM has been limited, the difference in clinical outcomes with DCVax has been very large relative to outcomes with standard of care treatments, and it has attained a high level of statistical significance rarely seen, even in clinical trials with much larger numbers of patients.

The measure of statistical significance, or “p value,” measures the probability that a set of clinical results are a fluke.  Accordingly, the smaller the “p value,” the smaller the chance that the results are a fluke and the higher the statistical significance of the results.  The FDA generally requires that the results of clinical trials reach a “p value” of .05 or less, meaning that there is a 5% (5 in 100) or less chance that the trial results were due to chance or random events.

The clinical results in the Company’s two prior clinical trials with DCVax for GBM, with a relatively small number of patients, achieved the following “p values”:

•	For the delay in time to recurrence, from 6.9 months with standard of care to 25 months in patients treated with DCVax, the “p value” was .00001 (i.e., a 1 in 100,000 chance that these results were random events, a level of statistical significance far stronger than the 5 in 100 chance, or less, of random events that FDA requires for product approval).

•	For the extension of survival time, from 14.6 months with standard of care to 36.4 months in patients treated with DCVax, the “p value” was .0003 (i.e., a 3 in 10,000 chance that these results were random events, which is also a level of statistical significance far stronger than the 5 in 100 chance, or less, of random events that FDA requires for product approval).

The Company believes that the results of its clinical trials to date with DCVax for GBM are unprecedented and highly encouraging.

Following up on these results, in 2007-2008, the Company designed and began a 140-patient randomized, controlled Phase II trial but without a placebo and without blinding (which can only be achieved with a placebo that is indistinguishable from the new treatment being tested), as no placebo then existed for a living cell product like DCVax.  Unfortunately, without a placebo and blinding, patients who were randomized to the control group in the trial knew that this was the case – and, not surprisingly, they tended to drop out of the trial.  As a result, that 140-patient Phase II trial had to be stopped and a placebo had to be developed to enable blinding, so that patients would not know whether they were receiving DCVax or a placebo.

Placebos to look indistinguishable from various kinds of pills have been made for decades, but creating a placebo to be indistinguishable from living cells in a vial (such as the living immune cells that comprise DCVax) was a new and difficult challenge.  Not only must the placebo look indistinguishable from the DCVax visually, it must also not have any positive functional action of its own that would muddy the trial results.  After considerable work, the Company succeeded in developing such placebo arrangements and re-designing the Phase II trial to accommodate them, including nearly doubling the number of patients (from 140 to 240 patients).  The Company obtained a new FDA clearance and re-approvals by all the clinical sites, and commenced the new Phase II trial in early 2009.

The Company’s Current, Ongoing Trial

The ongoing Phase II trial is now well under way, and offers a relatively short timeline to a major value milestone.  The milestone consists of reaching the primary endpoint of the trial, measured as the time to disease progression (recurrence) in the group treated with DCVax vs. in the control group.  The milestone is based on 110 “events” among the total 240 patients (with an “event” being disease progression/recurrence or death).

As of April 9, 2012, there are 35 clinical sites open and operating for the trial across the U.S.   A growing number of doctors and patients have become aware of DCVax and the prior clinical trial results, and are actively seeking access to DCVax treatments.  So, the Company believes there is a clear pathway to enrollment of the remaining patients, as long as sufficient funding is available.

Prostate Cancer

Prostate cancer is the most common cancer in men in the U.S., accounting for more than 25% of all cancers in men, and nearly twice as many cases per year as lung cancer in men, according to the American Cancer Society.  For late stage prostate cancer, there is a pressing unmet need for new treatments, such as DCVax.  This late stage cancer includes two subsets of patients, comprising two distinct markets:  (A) about 80-85% of patients do not yet show metastases, have a last good period of life (initially still feeling well), and typically live for about 36 months; and (B) about 15-20% of patients have more aggressive disease, show metastases right away, and only live for about 18 months.  Schulman et al, J Urol,: 172:141, 2004.  Nearly 100,000 men reach these late stages of prostate cancer every year in the US alone (with similar numbers in Europe). Yet, even today, there is no FDA approved drug specifically for the patients in group A, who comprise the vast majority of late stage prostate cancer patients.

For the patients in group B, there are only two FDA approved drugs:  taxotere (docetaxil) and Dendreon’s Provenge.  Taxotere adds only about 10 weeks of survival, in only a limited percentage of patients, and has toxic side effects.  Yet, this drug is generating nearly $3 billion per year in sales.   The Provenge immune therapy developed by Dendreon adds about   4 months (16 weeks) of survival – and is being sold for $93,000 for just one month of treatment (three infusions).

The Company believes that DCVax-Prostate can offer a much needed treatment for late stage prostate cancer patients in group A, for whom there is no treatment specifically approved by FDA today.  In addition, for patients in group B, for whom there are now two FDA approved treatments, the Company believes that DCVax-Prostate can offer a much longer extension of survival, and lower pricing.

The Company’s Prior Clinical Trials

Clinical experience with the Company’s DCVax-Prostate product dates back more than a decade, and has reached the Phase III trial stage.  More than one hundred patients were treated with DCVax-Prostate in an academic clinical setting in the mid and late 1990s.  Based on encouraging results from those treatments, the Company undertook a Phase I/II clinical trial with 35 patients at two leading clinical centers:  MD Anderson and UCLA.  Based upon positive results from that trial, the Company designed a large 612-patient, Phase III clinical trial, and previously obtained FDA clearance to proceed with this trial.  The details of these clinical programs are described below.

The Phase III prostate cancer trial is the Company’s second lead program, after the brain cancer program.  The Phase III trial will require funding in the range of $40 million.  The Company plans to finance that trial on a non-dilutive basis, through corporate partnering or through revenue based (i.e., royalty based) financing.  The Company has already received some expressions of interest and had some initial discussions relating to such potential non-dilutive financing arrangements.

The Company’s clinical development of DCVax-Prostate has focused from the outset on patients with late stage, “hormone independent” prostate cancer.  Prostate cancer typically progresses through three stages:  (i) early stage, following diagnosis, when surgery or brachytherapy (radioactive seeds implanted into the prostate tissue) are typical treatments;   (ii) mid stage, which can last for a number of years, when hormone therapy is used to keep the cancer under control and confined to the prostate; and (iii) late stage, when hormone treatments fail, the cancer becomes “hormone independent,” spreads and becomes lethal.

The Company’s Phase I/II clinical trial conducted at MD Anderson and UCLA included both subsets of hormone independent prostate cancer patients:  group A, without visible metastases, and group B, with metastases.  The results of this clinical trial were as follows:

Group A:  Hormone Independent Prostate Cancer Patients Without Metastases

	Natural Course of Disease*	With DCVax-Prostate
Median time to disease progression (appearance of bone metastases)	28-34 weeks	59 weeks

Median survival	36 months	>54 months and continuing*

*(more than half of these
patients still alive at this
long-term follow-up point)

* There are no FDA approved drugs specifically for this group of patients.

Group B:  Hormone Independent Prostate Cancer Patients With Metastases

	With Standard of Care	With Dendreon’s
	(Taxotere)	Provenge	With DCVax-Prostate
Median survival	18.9 months	25.9 months	38.7 months

Overall survival at 3 years	11%	33%	64%

Thus, in the prior Phase I/II clinical trial, patients without metastases (group A) who were treated with DCVax-Prostate typically lived at least 1-1/2 years longer than patients going through the natural course of the disease.

Patients with metastases (group B) who were treated with DCVax-Prostate lived twice as long as patients typically do with standard of care (receiving the drug taxotere) – and more than a year longer than Dendreon has reported that such patients lived when treated with its Provenge immune therapy in the clinical trials upon which FDA approval of Provenge was based.

Following these positive results in both group A and group B patients, the Company decided to focus its Phase III clinical trial (and its application to FDA for product approval when the time comes) on the patients in group A, because 80-85% of late stage prostate cancer patients fall into this group, while only 15-20% fall into group B.  In contrast, Dendreon focused its clinical trials on the group B patients, and obtained FDA approval only for that group of patients.  Thus, the addressable market for the Company’s DCVax-Prostate will be at least four times the size of the addressable market for Dendreon’s Provenge.

Target Markets

Since DCVax is expected, ultimately, to be applicable to most types of cancers, the potential market for DCVax® is enormous.  According to the American Cancer Society, 1 in 2 men, and 1 in 3 women in the US will develop some form of cancer in their lifetime.  There are nearly 1.5 million new cases of cancer per year in the US, and nearly 600,000 deaths from cancer.  The statistics are similar in Europe (and in much of the rest of the world).

Even focusing just on the two DCVax products which have already reached late stage clinical trials – for Glioblastoma multiforme (GBM) brain cancer and for hormone independent prostate cancer, as described above – the Company believes that the target markets for each of these have very large (billion dollar) revenue potential.

Brain cancer:

Brain cancers fall into two broad categories:  primary (meaning the cancer first originates in the brain) and metastatic (meaning the cancer first appears elsewhere in the body, but subsequently metastasizes to the brain).  In the US alone, there are some 40,000 new cases of primary brain cancer, and 160,000 new cases of metastatic brain cancer.  The numbers are similar in Europe and the rest of the world.

Within the category of primary brain cancer, Grade 4 — Glioblastoma multiforme (GBM) — is the most aggressive and lethal type.  Among the 40,000 new cases of primary brain cancer per year in the US, at least 12,000 cases are GBM (with some estimates as high as 17,000) and the incidence is increasing.

In addition, brain cancer is a serious medical problem in children 18 years and under.  It is the second most frequent type of childhood cancers (after leukemias) and, following progress in reducing death rates from leukemias, it is now the number one cause of childhood cancer deaths.

Very little has changed in the last 30 years in the treatment and clinical outcomes for GBM.   With all standard of care treatment today – surgery, radiation and chemotherapy – patients still die within about 14.6 months from diagnosis.  .

The one drug which has become the standard of care chemotherapy treatment for GBM – Temodar – achieved market saturation extremely rapidly, within two years of product launch.  Today its sales are a billion dollars a year.  And this drug added only 10 weeks of survival (extending survival from its historical 12 months to the 14.6 months typical today), and only did so in a limited percentage of patients.  Other drugs approved by FDA for GBM, such as Avastin, did not extend survival at all.

Against this backdrop, the Company believes DCVax is well positioned for this target market.  Further, after seeking regulatory approval for DCVax for the GBM subset of primary brain cancers, in the future the Company plans to conduct trials and seek approval for other primary brain cancers and for metastatic brain cancers.

The Company believes that the market potential of DCVax® for brain cancer, even under conservative assumptions, is very large.   For example, if one counts only GBM cases (and not other primary brain cancers nor any metastatic brain cancers), only in the US and Europe (and not rest of world), and one assumes a 50% market share (compared with Temodar whose market share rapidly reached saturation), the number of cases to be treated with DCVax would be 12,000 per year.  At the retail price of $110,000 per patient (as full payment for all 3 years of treatment), the potential revenues would be $1.32 billion.

Prostate cancer:

The Company also believes that the market potential of DCVax for prostate cancer is very large, even under conservative assumptions.  Prostate cancer is the most common cancer in men.  At least 217,000 new cases per year are diagnosed in the US alone, according to the American Cancer Society, with similar numbers in Europe.  Among these, at least 100,000 new cases reach late stage prostate cancer each year in the U.S. (with similar numbers in Europe).

Among these 100,000 new late stage prostate cancer cases per year, 80-85% of the patients have no visible metastases, and only 15-20% already have visible metastases.  As noted above, in prior clinical trials, patients in both groups were treated with DCVax®, and both groups showed positive results (substantial extensions of survival, far beyond existing treatment options – including Dendreon’s Provenge).  So, the Company is focusing its Phase III trial on the much larger market:  patients without visible metastases, comprising 80-85% of the 100,000 new cases per year in the US.

If one counts only those 80-85,000 late stage patients, only in the US (not counting either Europe or rest of world), and one assumes only a 25% market share (compared with Taxotere, whose market share is very high despite adding only 10 weeks of survival), the number of cases to be treated with DCVax would be 20-21,000 cases per year.  At the retail price of $110,000 per patient (as full payment for all 3 years of treatment), the potential revenues would be $2.3 billion per year.

MANUFACTURING OF DCVax

The Company believes that its proprietary manufacturing process for DCVax products is the key to its favorable product economics, and its positioning of DCVax to be a potential front line therapy that can be provided to patients everywhere.  The Company has spent more than a decade honing this manufacturing process – work that received little or no attention or credit over this long period, but which now positions the Company for strong commercial prospects.

In contrast, the Company has pioneered a manufacturing model under which at least 3 years of treatments are produced in one large batch in each manufacturing cycle.  Also, the Company has implemented special cryopreservation (freezing) methods which enable this multi-year quantity of product to be frozen, and kept frozen for years, while maintaining its potency.

Both of these technologies – the multi-year batch manufacturing and the cryopreservation – are essential elements of the Company’s manufacturing model and product economics.  Together, they enable the Company to incur the high costs of manufacturing just one time, and then store the multi-year quantity of product, frozen, in single doses.  This makes DCVax effectively an “off the shelf” product for the patient, even though it is personalized, and enables the price of DCVax to be at or below the price level of modern (non-personalized) cancer drugs while still achieving reasonable profit margins.  This is already the case while the Company is using first generation manufacturing (without automation) and has not yet scaled up to obtain significant economies of scale.  The Company believes that both automation and economies of scale will further enhance the product economics.

The Company’s manufacturing process takes about 8 days (followed by quality control and sterility testing).  It involves several main steps as follows:

Isolation of Precursors.  The precursors of new dendritic cells are isolated from the patient's white blood cells, which were obtained through a blood draw (leukapheresis) and sent to the manufacturing facility.

Differentiation of Precursors into Immature Dendritic Cells.  Precursors are transformed into immature dendritic cells through a six-day culture period, during which specific growth factors are applied in a manner that mimics the natural process in a healthy person's body.

Maturation of Dendritic Cells.  Immature dendritic cells are exposed to proprietary maturation factors and methods in order to maximize their ability to, in turn, activate Helper T-cells, Killer T-cells, and B-cells.

Antigen Display and Activation of Dendritic Cells.  Cancer-associated antigens or antigen fragments obtained from the patient’s own tumor tissue (or, for prostate cancer, produced recombinantly) are added to the maturing dendritic cells.  The dendritic cells ingest and process the antigen materials, and then display fragments on their outer cell surfaces (which will serve to pass along the activation signals from these dendritic cells to other agents in the immune “army,” such as T cells and B cells, when the dendritic cells are injected back into the patient).

Harvest. These matured and activated new dendritic cells are isolated with very high purity, and divided into single-dose vials.  They are then frozen and stored until needed.

The Company contracts out the manufacturing of its DCVax products to Cognate BioServices, Inc. or Cognate  Although there are many contract manufacturers for small molecule drugs and for biologics, Cognate is one of only three major contract manufacturers in the US that specialize in producing living cell products.  The manufacturing of living cell products is highly specialized and entirely different than production of biologics:  the physical facilities and equipment are different, the types of personnel and skill sets are different, and the processes are different.

In addition, the regulatory requirements for living cell products are exceptionally difficult to meet – especially for personalized living cell products, which can vary considerably from patient to patient.  The Company believes that among companies developing such living cell products, nearly all cases in which the company’s clinical trials have been put on “clinical hold” by the FDA (i.e., ordered by FDA to be suspended), have been because of product or manufacturing related issues.

Cognate BioServices has a leading regulatory track record.  According to Cognate, the Cognate team has been responsible for the product and manufacturing aspects of more than 20 INDs (applications for FDA approval of clinical trials) for living cells products, and all of these INDs have been approved by FDA.  Moreover, the Company believes, based upon information provided by Cognate, that no client of Cognate has been put on clinical hold in connection with its product.

Cognate’s manufacturing facility for clinical-grade cell products is located in Memphis, Tennessee, near the airport.  Memphis is a worldwide air shipping hub for both Federal Express and UPS.  Cognate's facility is quite large, and contains substantial expansion space in addition to the portions currently built out and in use.  The current manufacturing capacity is sufficient to produce DCVax for approximately 300 patients per year – an amount in excess of what is needed for the late stage clinical trial under way.  There is a large amount of  expansion space, which is already planned for build -out in stages to allow for scale -up of production capacity in a modular fashion as the need increases for commercialization. This would allow Cognate's current facility to increase to a total capacity of some 5,000 patients per year.  As a comparison, Dendreon, with a market capitalization in excess of $5 billion at the time, commercially launched their Provenge dendritic cell vaccine for prostate cancer with initial manufacturing capacity for only 2,000 patients per year.

INTELLECTUAL PROPERTY AND ORHPAN DRUG DESIGNATION

The Company has an integrated strategy for protection of its technology through both patents and other mechanisms, such as Orphan Drug status.  As of April 9, 2012, the Company has two dozen issued patents, and more than 135 pending patents in the U.S. and abroad.  These issued and pending patents are grouped into 18 patent families.  Some cover the use of dendritic cells in particular DCVax products.  Others cover key processes for manufacturing and quality control for DCVax, as well as an automated system which the Company believes will play a major role in the scale-up of production for very large numbers of patients on a cost-effective basis.

The expiration dates of the issued patents range from 2015 to 2026.  For the earlier dates, the Company plans to seek extensions of the patent life, and believes it has reasonable grounds for doing so.

A few highlights of the Company’s patent portfolio include the following:

Issued patents with composition of matter patent coverage on DCVax-Prostate, the Company’s treatment for late stage prostate cancer.

Issued patents covering the Company’s TFF System, automating the key stages of manufacturing in which the active ingredient of DCVax — the immune cells – are isolated with high purity and effectiveness.

In addition to the Company’s patent portfolio, the Company has applied for and obtained Orphan Drug designation for its lead product:  DCVax-L for brain cancer.   Such designation brings with it a variety of benefits, including potential market exclusivity for seven years in the U.S. and ten years in Europe.

Many industrialized countries, including the U.S. and the European Union, have long-established legislation to incentivize companies to develop therapies for diseases which occur in less than a specified number of patients per year, and are referred to as “Orphan Diseases.”  Under U.S. law, Orphan Diseases can involve up to 200,000 cases (and thus can constitute a surprisingly large market).  Companies who develop new treatments for such diseases can obtain substantial incentives, including enhanced access to advice from the FDA while the drug is being developed, and market exclusivity once the product reaches approval and begins sales.  This market exclusivity applies regardless of patents (according product exclusivity on the market even if the company that developed it has no patent coverage on the product).   In addition, the time period for such market exclusivity does not begin to run until product sales begin.  In contrast, the time period of a patent begins when the patent is filed and runs down during the years while the product is going through development and clinical trials.

In order to qualify for these incentives, a company must apply for designation of its product as an “Orphan Drug” and obtain approval from the FDA (or its counterpart, abroad).  In addition, for the market exclusivity, a product must be the first of its kind for a particular disease to reach the market.  The Company has gone through the application processes in the U.S., the European Union and Switzerland for Orphan Drug designation for its DCVax-L product for GBM, and has been successful in obtaining this Orphan Drug designation in both the U.S. and Europe.

COMPANY HISTORY

Northwest Biotherapeutics, Inc. was founded in 1996.  During its first five years of operations, it advanced the DCVax technology and began clinical trials with DCVax.  In December 2001, the Company went public on the NASDAQ market in the U.S. – the only biotech company that was able to complete its IPO that year after 9/11.  Due to the adverse circumstances at the time, including the after-effects of the bursting of the Internet bubble, the steep decline of the NASDAQ market, and the events of 9/11, the Company raised only a portion of the funding anticipated in its December 2001 IPO, and was not able to raise any further funding during 2002 or 2003.  By 2004, the Company had closed and terminated its manufacturing facility, stopped its clinical trials, laid off all but a small handful of employees, and was on the verge of liquidation. During the period from 2004 through December 31, 2011, we have accomplished the following:

Manufacturing:   cGMP manufacturing arrangements (in specialized clean room facilities, for clinical grade production) have been re-developed and upgraded for late stage clinical trials.  A TFF System for partial automation of the manufacturing process has been further developed, and cleared by FDA for use in the Company’s newest clinical trials.

Brain cancer program:   A Phase I/II trial was designed, cleared by FDA, carried out and completed.  In parallel, long-term follow-up has been continued on the first Phase I trial, that had been conducted prior to the Phase I/II trial.  A 140-patient, randomized, controlled Phase II trial was designed, cleared by FDA and several clinical sites, and commenced (without a placebo and blinding). A placebo was subsequently developed, and a new 240-patient, randomized, double blind, placebo controlled Phase II trial was designed, cleared by FDA and as of April 9, 2012, 35 clinical sites across the US,  commenced, and are currently ongoing.   Orphan drug status was applied for and obtained in the US, the European Union, offering the opportunity for 7 years of market exclusivity in the U.S. and 10 years in the EU.

Prostate cancer:   Long term follow-up data was collected from the Phase I/II trial.  A large, randomized, controlled Phase III trial was designed, submitted and cleared by FDA.

Metastatic ovarian cancer:   A small Phase I trial was designed, cleared by FDA and carried out.

Other cancers:   Phase I trials have been designed for multiple other cancers, and cleared by FDA.  The first of these trials is in the process of being launched at a major cancer center in the U.S.

Intellectual property:  The Company’s IP portfolio has been expanded to over 130 issued and pending patents.  Key patents have been granted and issued, including on the DCVax.-Prostate product, the DCVax-Direct product and the TFF System for partial automation of DCVax manufacturing.

These developments within the last six years (a period which included 3 years of the worst market conditions since the Great Depression) have rebuilt and substantially advanced the Company, positioning the Company to emerge as a leader in active immune therapies for cancer.

Employees

As of April 9, 2012, we had 8 full-time and 2 part-time employees. We believe our employee relations are satisfactory.

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

Our Website

Our website address is www.nwbio.com. Information found on our website is not incorporated by reference into this report.

ITEM 1A.    RISK FACTORS.

RISK FACTORS

Our business, financial condition, operating results and prospects are subject to the following material risks. Additional risks and uncertainties not presently foreseeable to us may also impair our business operations. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. In such case, the trading price of our common stock could decline, and our stockholders may lose all or part of their investment in the shares of our Common Stock.

Risks Related to Operations of Northwest Biotherapeutics, Inc.

We will need to continue raising substantial funding, on an ongoing basis, for general corporate purposes and operations, including our clinical trials.  Such funding may not be available or may not be available on attractive terms.

As of December 31, 2011, we had approximately $24,000 of cash on hand.  We will need substantial additional funding, on an ongoing basis, in order to continue execution of our clinical trials to move our product candidates towards commercialization, to continue prosecution and maintenance of our large patent portfolio, to continue development and optimization of our manufacturing and distribution arrangements, and for other corporate purposes.    However, there can be no assurance that we will be able to complete any of the financings, or that the terms for such financings will be attractive.  Any financing, if available, may include restrictive covenants and provisions that could limit our ability to take certain actions, preference provisions for the investors, and/or discounts, warrants or other incentives.  Any financing will involve issuance of equity and/or debt, and such issuances will be dilutive to existing shareholders.  If we are unable to obtain additional funds on a timely basis or on acceptable terms, we may be required to curtail or cease some or all of our operations at any time.

We are likely to continue to incur substantial losses, and may never achieve profitability.

We have incurred net losses every year since our formation in March 1996, and had a deficit accumulated during the development stage of approximately $251.8 million as of December 31, 2011, of which $117.2 million was cash expenditures over the years and $134.6 million was non-cash accounting measures. We expect that these losses will continue, and we anticipate negative cash flows from operations for the foreseeable future. We may never achieve or sustain profitability.

Our auditors have issued a “going concern” audit opinion.

Our independent auditors have indicated, in their report on our December 31, 2011 financial statements (and in their reports on our financial statements for preceding years), that there is substantial doubt about our ability to continue as a going concern.  A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities, that may result if we do not continue as a going concern.  Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to shareholders, in the event of liquidation.

As a development stage company with a novel technology and unproven business strategy, our limited history of operations makes an evaluation of our business and prospects difficult.

We have had a limited operating history and we are still in the process of developing our product candidates through clinical trials.   Our technology is novel and involves mobilizing the immune system to fight a patient’s cancer.  Immune therapies have been pursued by many parties for decades, and have experienced many failures.  In addition, our technology involves personalized treatment products – a new approach to medical products that involves new product economics and business strategies, which have not yet been shown to be commercially feasible or successful.  We have not yet gone through scale-up of our operations to commercial scale.  This limited operating history, along with the novelty of our technology, product economics, and business strategy, and the limited scale of our operations to date, makes it difficult to assess our prospects for generating revenues commercially in the future.

 We will need to expand our management and technical personnel as our operations progress, and we may not be able to recruit such additional personnel and/or retain existing personnel.

As of April 9, 2012, we employ eight (8) full-time employees.  The rest of our personnel are retained on a consulting or contractor basis.  Biotech companies would typically have a larger number of employees by the time they reach late stage clinical trials.  Such trials require extensive management activities and skill sets, including scientific, medical, regulatory (FDA or foreign counterpart), manufacturing, distribution and logistics, site management, business, financial, legal and public relations outreach to both the patient community and physician community.  In addition, for overall company operations, other necessary management activities and skill sets involve intellectual property, administrative, regulatory (SEC), investor relations and other.

In order to fully perform all these diverse functions, with late stage trials under way at many sites across the U.S. and outside the U.S., we will need to expand our management and technical personnel.  However, the pool of such personnel with expertise and experience with living cell products, such as our DCVax immune cell product, is very limited.  In addition, our Company is small and has limited resources, our business prospects are uncertain and our stock price is volatile.  For some or all of such reasons, we may not be able to recruit all the management and technical personnel we need, and/or we may not be able to retain all of our existing personnel.  In such event, we may have to continue our operations with a smaller than usual team of personnel, and our business and financial results may suffer.

We rely at present on a single relationship with a third-party contract manufacturer in the U.S.  As a result, we may be at risk for capacity limitations and/or supply disruptions.

We currently rely upon a single contract manufacturer, Cognate BioServices, to produce all of our DCVax product in the U.S., and to supervise the production of our DCVax ® product candidates outside the US.  The majority owners of Cognate is Toucan Capital, one of our majority stockholders, and its affiliates.   We have an agreement in place with Cognate pursuant to which Cognate has agreed to provide manufacturing and other services for the next five years, in connection with our Phase II clinical trial for DCVax -L and other programs. The agreement requires us to make certain minimum monthly payments to Cognate in order to have dedicated manufacturing capacity available for our products, irrespective of whether we actually order any DCVax products.   The agreement also specifies the amounts we must pay for Cognate's actual manufacturing of DCVax for patients.

Problems with Cognate or its facilities or processes could result in a failure to produce, or a delay in production, of adequate supplies of our DCVax product candidates. A number of factors could cause interruptions or delays, including the inability of a supplier to provide raw materials, equipment malfunctions or failures, damage to a facility due to natural disasters, changes in FDA regulatory requirements or standards that require modifications to our manufacturing processes, action by the FDA or by us that results in the halting or slowdown of production of components or finished products due to regulatory issues, Cognate going out of business or failing to produce product as contractually required, and/or other similar factors. Because manufacturing processes for our DCVax product candidates are highly complex, require specialized facilities and personnel that are not widely available in the industry, involve equipment and training with long lead times, and are subject to lengthy FDA approval processes, alternative qualified production capacity may not be available on a timely basis or at all. Difficulties, delays or interruptions in Cognate's manufacturing and supply of our DCVax product candidates could require us to stop enrolling additional new patients into our trial, and/or require us to stop the trial or other program, increase our costs, damage our reputation and, if our product candidates are approved for sale, cause us to lose revenue or market share if Cognate is unable to timely meet market demands.

The manufacturing of our product candidates will have to be greatly scaled up for commercialization, and neither we nor other parties in the industry have experience with such scale-up.

As is usual with clinical trials, our clinical trial of DCVax -L for brain cancer involves a number of patients that is a small fraction of the number of potential patients for whom DCVax -L may be applicable in the commercial market.  The same will be true of our other clinical programs with our other DCVax ® product candidates. If our DCVax -L (and/or other DCVax product candidates) are approved for commercial sale, it will be necessary to greatly scale up the volume of manufacturing, far above its level for the trials.  Neither we nor our contract manufacturer, Cognate BioServices, have experience with such scale-up.  In addition, there are virtually no consultants or advisors in the industry who have such experience and can provide guidance or assistance, because active immune therapies such as DCVax are a fundamentally new category of product in two major ways:  these active immune therapy products consist of living cells (not chemical or biologic compounds) and the products are personalized.  No such products have ever gone through and successfully completed the necessary scale-up for commercialization.  Only one such product has even reached approval (Dendreon’s Provenge) and substantial difficulties have been encountered so far by Dendreon in trying to do the large-scale scale-up of manufacturing for commercialization.

The necessary specialized facilities, equipment and personnel may not be available or obtainable for the scale-up of manufacturing of our product candidates.

The manufacture of living cells requires specialized facilities, equipment and personnel which are entirely different than what is required for manufacturing of chemical or biologic compounds.  Scaling up the manufacturing of living cell products to volume levels required for commercialization will require enormous amounts of these specialized facilities, equipment and personnel – especially where, as in the case of our DCVax product candidates, the product is personalized and must be made for each patient individually.  Since living cell products are so new, and have barely begun to reach commercialization, the supply of the specialized facilities, equipment and personnel needed for them has not yet developed.  It may not be possible for us (or Cognate) to obtain all of the specialized facilities, equipment and personnel needed for commercialization of our DCVax product candidates.  This could delay or halt our commercialization.

Our technology is novel, involves complex immune system elements, and may not prove to be effective.

The scientific community and physician community have been trying for over 100 years to develop active immune therapies for cancer.  There have been many different immune therapy product designs – and many product failures and company failures. To date, only one active immune therapy has reached approval (Dendreon’s Provenge).  The immune system is complex, with many diverse elements, and the state of scientific understanding of the immune system is still limited.  Some immune therapies previously developed by other parties showed surprising and unexpected toxicity in clinical trials.  Other immune therapies developed by other parties delivered promising results in early clinical trials, but failed in later stage clinical trials.  To date, we have only conducted early stage trials in limited numbers of patients.  Although the results of those trials were quite positive, those results may not be achieved in our later stage clinical trials, such as the 240-patient trial we are now conducting in brain cancer, and our product candidates may not ultimately be found to be effective.

Clinical trials for our product candidates are expensive and time consuming, and their outcome is uncertain.

The process of obtaining and maintaining regulatory approvals for new therapeutic products is expensive, lengthy and uncertain. It can vary substantially, based upon the type, complexity and novelty of the product involved. Late stage clinical trials, such as our 240-patient trial in brain cancer, are especially expensive (typically requiring tens of millions of dollars), and take years to reach their outcomes.  Such outcomes often fail to reproduce the results of earlier trials.  It is often necessary to conduct multiple late stage trials in order to obtain sufficient results to support product approval, which further increases the expense.  Sometimes trials are further complicated by changes in requirements while the trials are under way (for example, when the standard of care changes for the disease that is being studied in the trial).  Accordingly, any of our current or future product candidates could take a significantly longer time to gain regulatory approval than we expect, or may never gain approval, either of which could delay or stop the commercialization of our DCVax product candidates.

We have limited experience in conducting and managing clinical trials.

We rely on third parties to assist us, on a contract services basis, in managing and monitoring all of our clinical trials.  We do not have experience conducting late stage clinical trials ourselves, without third party service firms, nor do we have experience in supervising such third parties in managing late stage, multi-hundred patient clinical trials prior to the trials that we currently have under way.  Our lack of experience and/or our reliance on these third party service firms may result in delays, or failure to complete these trials successfully and on time.  If the third parties fail to perform, we may not be able to find sufficient alternative suppliers of those services in a reasonable time period, or on commercially reasonable terms, if at all. If we were unable to obtain alternative suppliers of such services, we might be forced to  delay, suspend or stop our 240-patient Phase II clinical trial  of DCVax L for brain cancer.

Multiple late stage clinical trials of our lead product (DCVax-L for brain cancer) may be required before we can obtain regulatory approval.

Typically, companies conduct multiple late stage clinical trials of their product candidates before seeking product approval.  Our current 240-patient clinical trial of DCVax -L for brain cancer is our first late stage trial, and is a Phase II (not Phase III) trial.  While under certain circumstances, both the FDA and the European Medicines Agency (“EMA”) will accept a Phase II study as a single study in support of approval, it is not yet known whether they will do so in this case. Even if the results are as positive and compelling as in our early stage trials, we may be required to conduct additional late stage trials before we can obtain product approval.  This would substantially delay our commercialization. There is also some possibility that changes requested by the FDA could complicate the application process for product approval.  In addition, a number of products are under development for brain cancer and at least one has recently been approved in the US.  It is possible that the standard of care for brain cancer could change while our Phase II trial is still under way.  This could necessitate further clinical trials with our DCVax -L product candidate for brain cancer.

Costly and time-consuming studies of our DCVax-L product for brain cancer, and/or additional clinical trials, may be required before we can obtain regulatory approval.

With biologics products, “the process is the product” (i.e., the manufacturing process is considered to be as integral to the product as is the composition of the product itself).  If any changes are made in the manufacturing process, and such changes are considered material by the regulatory authorities, the company sponsor may be required to conduct equivalency studies to show that the product is equivalent under the changed manufacturing processes as under the original manufacturing processes, and/or the company sponsor may even be required to conduct additional clinical trials.   Our manufacturing processes have undergone some changes during the early clinical trials.  Accordingly, we may be required to conduct equivalency studies, and/or additional clinical trials, before we can obtain product approval, unless the regulatory authorities are satisfied that the changes in processes do not affect the quality, efficacy or safety of the product.

We may not receive regulatory approvals for our product candidates or there may be a delay in obtaining such approvals .

Our products and our ongoing development activities are subject to regulation by regulatory authorities in the countries in which we or our collaborators and distributors wish to test, manufacture or market our products. For instance, the FDA will regulate the product in the U.S. and equivalent authorities, such as the EMA, will regulate in other jurisdictions. Regulatory approval by these authorities will be subject to the evaluation of data relating to the quality, efficacy and safety of the product for its proposed use.

The time taken to obtain regulatory approval varies between countries. In the U.S., for products without "Fast Track" status, it can take up to eighteen (18) months after submission of an application for product approval to receive the FDA's decision.  Even with Fast Track status, FDA review and decision can take up to twelve (12) months.  At present, we do not have Fast Track status for our lead product, DCVax-L for brain cancer.

Different regulators may impose their own requirements and may refuse to grant, or may require additional data before granting, an approval, notwithstanding that regulatory approval may have been granted by other regulators. Regulatory approval may be delayed, limited or denied for a number of reasons, including insufficient clinical data, the product not meeting safety or efficacy requirements or any relevant manufacturing processes or facilities not meeting applicable requirements as well as case load at the regulatory agency at the time.

We may fail to comply with regulatory requirements.

Our success will be dependent upon our ability, and our collaborative partners’ abilities, to maintain compliance with regulatory requirements, including current good manufacturing practices (“cGMP”) and safety reporting obligations. The failure to comply with applicable regulatory requirements can result in, among other things, fines, injunctions, civil penalties, total or partial suspension of regulatory approvals, refusal to approve pending applications, recalls or seizures of products, operating and production restrictions and criminal prosecutions.

Regulatory approval of our product candidates may be withdrawn at any time.

After regulatory approval has been obtained for medicinal products, the product and the manufacturer are subject to continual review and there can be no assurance that such approval will not be withdrawn or restricted. Regulators may also subject approvals to restrictions or conditions, or impose post-approval obligations on the holders of these approvals, and the regulatory status of such products may be jeopardized if such obligations are not fulfilled. If post-approval studies are required, such studies may involve significant time and expense.

Our product candidates will require a different distribution model than conventional therapeutic products, and this may impede commercialization of our product candidates.

Our DCVax product candidates consist of living human immune cells.  Such products are entirely different from chemical or biologic drugs, and require different processing for the handling, distribution and delivery than chemical or biologic drugs.  One crucial difference is that our DCVax products must remain frozen throughout the distribution and delivery process, until the time of administration to the patient, and cannot be handled at room temperature.  In addition, our DCVax product candidates are personalized and they involve ongoing treatment cycles over several years for each patient.  Each product shipment for each patient must be tracked and managed individually.  For all of these reasons, among others, we will not be able to simply use the distribution networks and processes that already exist for conventional drugs. It may take time for shipping companies, hospitals, pharmacies and physicians to adapt to the requirements for handling, distribution and delivery of these products, which may adversely affect our commercialization.

Our product candidates will require different marketing and sales methods and personnel than conventional therapeutic products.  Also, we lack sales and marketing experience.  These factors may result in significant difficulties in commercializing our product candidates.

The commercial success of any of our product candidates will depend upon the strength of our sales and marketing efforts. We do not have a marketing or sales force and have no experience in marketing or sales of products like our lead product, DCVax -L for brain cancer. To fully commercialize our product candidates, we will need to recruit and train marketing staff and a sales force with technical expertise and ability to manage the distribution of our DCVax -L for brain cancer. As an alternative, we could seek assistance from a corporate partner or a third party services firm with a large distribution system and a large direct sales force. However, since our DCVax living cell, immune therapy products are a fundamentally new and different type of product than are on the market today, we would still have to train such partner’s or such services firms’ personnel about our products, and would have to make changes in their distribution processes and systems to handle our products. We may be unable to recruit and train effective sales and marketing forces or our own, or of a partner or a services firm, and/or doing so may be more costly and difficult than anticipated.  Such factors may result in significant difficulties in commercializing our product candidates, and we may be unable to generate significant revenues.

We may not obtain or maintain the benefits associated with orphan drug status, including market exclusivity.

Although our lead product, DCVax -L for brain cancer, has been granted orphan drug status in both the U.S. and the European Union ("EU"), we may not receive the benefits associated with orphan drug designation (including the benefit providing for market exclusivity for a number of years). This may result from a failure to achieve or maintain orphan drug status, or result from the development of a competing product that has an orphan designation for the same disease indication.  Also, in the EU, even after orphan status has been granted, that status is re-examined shortly prior to the product receiving any regulatory approval. The EMA must be satisfied that there is evidence that the product offers a significant benefit relative to existing therapies, in order for the therapeutic product to maintain its orphan drug status.  Accordingly, our product candidates will have to re-qualify for orphan drug status prior to any potential product approval in the EU.

The availability and amount of potential reimbursement for our product candidates by government and private payers is uncertain and may be delayed and/or inadequate.

 The availability and extent of reimbursement by governmental and/or private payers is essential for most patients to be able to afford expensive treatments, such as cancer treatments.  In the US, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services (“CMS”), an agency within the U.S. Department of Health and Human Services, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare.  Private payers tend to follow CMS to a substantial degree.  It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally  novel products such as ours, as there is no body of established practices and precedents for these new products.  To date, only one active immune therapy has reached the stage of a reimbursement decision (Dendreon's Provenge).  Although CMS approved coverage and reimbursement for Provenge, and private payers followed suit, there remain substantial questions and concerns about reimbursement for Provenge, and such questions and concerns appear to be impeding sales.

Various factors could increase the difficulties for our DCVax ® products to obtain reimbursement.  Costs and/or difficulties associated with the reimbursement of Dendreon’s Provenge could create an adverse environment for reimbursement of other immune therapies, such as our DCVax products.  Approval of other competing products (drugs and/or devices) for the same disease indications could make the need for our products and the cost-benefit balance seem less compelling.  The cost structure of our product is not a typical cost structure for medical products, as the majority of our costs are incurred up front, when the manufacturing of the personalized product is done.  Our atypical cost structure may not be accommodated in any reimbursement for our products. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell our product candidates will be adversely affected.

The manner and level at which reimbursement is provided for services related to our product candidates (e.g., for administration of our product to patients) is also important.  If the reimbursement for such services is inadequate, that may lead to physician resistance and adversely affect our ability to market or sell our products.

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

In markets outside the U.S., where we plan to operate in the future, the prices of medical products are subject to direct price controls and/or to reimbursement with varying price control mechanisms, as part of national health systems.  In general, the prices of medicines under such systems are substantially lower than in the U.S. Some jurisdictions operate positive and/or negative list systems under which products may only be marketed once a reimbursement price has been agreed. Other member states allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.   Accordingly, in markets outside the US, the reimbursement for our products may be reduced compared with the U.S. and may be insufficient to generate commercially reasonable revenues and profits.

Risk Factors Relating to the Securities Markets and Investments in Our Common Stock

Competition in the biotechnology and biopharmaceutical industry is intense and most of our competitors have substantially greater resources than we do.

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products.  Several companies, such as Dendreon, Celldex Therapeutics, Inc., Ark Therapeutics plc, Oxford Biomedica plc, Argos Therapeutics, Inc., Agenus, Prima Biomed, Avax, Immunocellular Therapeutics, and others are actively involved in the research and development of immune therapies or cell-based therapies for cancer.  (In addition, other novel technologies for cancer are under development, such as the electro-therapy device of NovoCure.)  Of these companies, only one has obtained approval of such an immune therapy:  Dendreon (for its Provenge treatment of prostate cancer).  Additionally, several companies, such as Medarex, Inc., Amgen, Inc., Agensys, Inc., and Genentech, Inc., are actively involved in the research and development of monoclonal antibody-based cancer therapies.  Currently, at least seven antibody-based products are approved for commercial sale for cancer therapy, and large number of additional ones are under development.  Genentech is also engaged in several Phase III clinical trials for additional antibody-based therapeutics for a variety of cancers, and several other companies are in early stage clinical trials for such products. Many other third parties compete with us in developing alternative therapies to treat cancer, including: biopharmaceutical companies; biotechnology companies; pharmaceutical companies; academic institutions; and other research organizations, as well as some medical device companies (e.g., NovoCure and MagForce Nano).

Most of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals and marketing and sales than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly if they enter into collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, as well as in acquiring technologies complementary to our programs, and in obtaining sites for our clinical trials and enrolling patients.

Our competitors may develop more effective or affordable products, or achieve earlier patent protection or earlier product marketing and sales.  Any products developed by us may be rendered obsolete and non-competitive.

We may be prevented from using the DCVax name in Europe.

The EMA has indicated that DCVax  might  not be an acceptable name because of the suggested reference to a vaccine. Failure to obtain the approval for the use of the DCVax name in Europe would require us to market our product candidates in Europe under a different name which could impair the successful marketing of our product candidates and may have a material adverse effect on our results of operations and financial condition.

Competing generic medicinal products may be approved.

In the EU, there exists a process for approval of generic biological medicinal products once patent protection and other forms of data and market exclusivity have expired.  Arrangements for approval of generic biologics products exist and are under consideration in the U.S., as well.  Other jurisdictions are considering adopting legislation that would allow the approval of generic biological medicinal products.  If generic medicinal products are approved, competition from such products may reduce sales of our products.

We may be exposed to potential product liability claims, and insurance against these claims may not be available to us at a reasonable rate in the future, if at all.

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing, marketing and sale of therapeutic products.  Insurance coverage may not be available to us at commercially reasonable terms (including acceptable cost), if at all.  Insurance that we obtain may not be adequate to cover claims against us.  Regardless of whether they have any merit or not, and regardless of their eventual outcome, product liability claims may result in decreased demand for our product candidates, injury to our reputation, withdrawal of clinical trial  participants or physicians, and/or loss of revenues. Thus, whether or not we are insured, a product liability claim or product recall may result in losses that could be material.

We store, handle, use and dispose of controlled hazardous, radioactive and biological materials in our business. Our current use of these materials generally is below thresholds giving rise to burdensome regulatory requirements. Our development efforts, however, may result in our becoming subject to additional requirements, and if we fail to comply with applicable requirements we could be subject to substantial fines and other sanctions, delays in research and production, and increased operating costs. In addition, if regulated materials were improperly released at our current or former facilities or at locations to which we send materials for disposal, we could be liable for substantial damages and costs, including cleanup costs and personal injury or property damages, and we could incur delays in research and production and increased operating costs.

Insurance covering certain types of claims of environmental damage or injury resulting from the use of these materials is available but can be expensive and is limited in its coverage. We have no insurance specifically covering environmental risks or personal injury from the use of these materials and if such use results in liability, our business may be seriously harmed.

Our intellectual property rights may not provide sufficient commercial protection for our product candidates, or third parties may infringe upon our intellectual property.

Patent laws afford only limited protection and may not protect our rights to the extent necessary to sustain any competitive advantage we may have.  In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems in protecting our proprietary rights in those countries.  Moreover patents and patent applications relating to living cell products are relatively new, involve complex factual and legal issues, and are largely untested in litigation – and as a result, are uncertain.

As of April 9, 2012, we have two dozen issued patents and more than 135 pending in regard to our product candidates, and related matters such as the manufacturing processes.  The issued patents expire at various dates from 2015 to 2026.  Our issued patents may be challenged, and such challenges may result in reductions in scope or invalidations.  Our pending patent applications may not result in issued patents. Moreover, our patents and patent applications may not be sufficiently broad to prevent others from using substantially similar technologies or from developing competing products. We also face the risk that others may independently develop similar or alternative technologies, or design around our patented technologies.

We have taken security measures (including execution of confidentiality agreements) to protect our proprietary information, especially proprietary information that is not covered by patents or patent applications. These measures, however, may not provide adequate protection for our trade secrets or other proprietary information. In addition, others may independently develop substantially equivalent proprietary information or techniques or otherwise gain access to our trade secrets.

We may be exposed to claims or lawsuits – with or without merit – that our products infringe patents or other proprietary rights of other parties.

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally.  The patent landscape is especially uncertain in regard to cell therapy products, as it involves complex legal and factual questions for which important legal principles remain unresolved.  Infringement and other intellectual property claims — with or without merit — can be expensive and time-consuming to litigate and can divert management’s attention.  We have already been exposed to one frivolous patent lawsuit by a large company, which we vigorously defended and forced the large company to withdraw all of the claims made.  We have also been exposed to frivolous claims (without a lawsuit) by a competitor asserting or implying inaccurately that a recent patent issued to them somehow covers our products (which it does not).  In the future, we may again be exposed to claims by third parties – with or without merit — that our products infringe their intellectual property rights.  Such claims or lawsuits may involve substantial costs and diversion of management attention to defend.

In addition, because patents can take many years to issue, and patent applications are not published until up to eighteen months after they are filed, there may be currently pending applications, unknown to us, which may later result in issued patents that our products may inadvertently infringe. There could also be existing patents of which we are not aware that one or more of our products may inadvertently infringe.

DCVax ® is our only technology in clinical development.

Unlike many pharmaceutical companies that have a number of products in development and which utilize many different technologies, we are dependent on the success of our DCVax platform technology. While the DCVax technology has a wide scope of potential use, and is embodied in several different product lines for different clinical situations, if the core DCVax technology is not effective or is not commercially viable, our business could fail.  We do not currently have other technologies that could provide alternative support for our Company.

We work with scientists and medical professionals at academic and other institutions, including UCLA, among others, some of whom have conducted research for us or have assisted in developing our research and development strategy.  These scientists and medical professionals are collaborators, not our employees. They may have commitments to, or contracts with, other businesses or institutions that limit the amount of time they have available to work with us. We have little control over these individuals. We can only expect that they devote time to us and our programs as required by any license, consulting or sponsored research agreements we may have with them. In addition, these individuals may have arrangements with other companies to assist in developing technologies that may compete with our products. If these individuals do not devote sufficient time and resources to our programs, or if they provide substantial assistance to our competitors, our business could be seriously harmed.

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

Our business could be adversely affected by new legislation.

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

Our business activities have involved animal testing, as such testing is required before new medical products can be tested in clinical trials in patients.  Animal testing has been the subject of controversy and adverse publicity.  Some organizations and individuals have attempted to stop animal testing by pressing for legislation and regulation in these areas. To the extent that the activities of such groups are successful, our business could be adversely affected.  Negative publicity about us, our pre-clinical trials and our product candidates could also adversely affect our business.

There may not be an active, liquid trading market for our Common Stock.

Our Common Stock is currently listed on the Over-The-Counter Bulletin Board, or OTCBB, which is generally recognized as being a less active market than NASDAQ, the stock exchange on which our Common Stock originally was listed.  Also, the pool of potential investors who may buy and sell on the OTCBB is limited.  Many institutional investors have policies which preclude them from doing so.  You may not be able to sell your shares at the time desired or at the price desired. There may be significant consequences associated with our stock trading on the OTCBB rather than a national exchange. The effects of not being able to list our securities on a national exchange include:

•	limited dissemination of the market price of our securities;
•	limited news coverage;
•	limited interest by investors in our securities;
•	volatility of our stock price due to low trading volume;
•	increased difficulty in selling our securities in certain states due to “blue sky” restrictions; and
•	limited ability to issue additional securities or to secure additional financing.

The market for our Common Stock may be limited, because our Common Stock is subject to “penny stock” rules.

Our Common Stock is subject to the SEC’s “penny stock” rules.  As a result, broker-dealers may experience difficulty in completing customer transactions, and trading activity in our securities may be adversely affected. Under the “penny stock” rules promulgated under the Exchange Act, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

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

As a result of these rules, broker-dealers may find it difficult to effectuate customer transactions, and trading activity in our Common Stock may be adversely affected. As a result, the market price of our Common Stock may be depressed, and stockholders may find it more difficult to sell our Common Stock.

Your ability to sell your shares in the secondary trading market may be limited, because our Common Stock is quoted on the “OTCBB.”

Our Common Stock is currently quoted on the over-the-counter market on the OTCBB, as described above. Consequently, the liquidity of our Common Stock is quite limited, not only in regard to the number of shares that are bought and sold, but also through delays in the timing of transactions, and lack of coverage by security analysts and the news media of our Company. As a result, prices for shares of our Common Stock may be lower than might otherwise be the case if our Common Stock were quoted and traded on NASDAQ or a national securities exchange.

The price of our Common Stock may be highly volatile.

The share prices of publicly traded biotechnology and emerging pharmaceutical companies, particularly companies without consistent product revenues and earnings, can be highly volatile and are likely to remain highly volatile in the future. The price which investors may realize in sales of their shares of our Common Stock may be materially different than the price at which our Common Stock is quoted, and will be influenced by a large number of factors, some specific to us and our operations, and some unrelated to our operations.  Such factors may cause the price of our stock to fluctuate frequently and substantially.  Such factors may include large purchases or sales of our Common Stock, positive or negative events relating to other companies developing immune therapies for cancer, positive or negative events relating to healthcare and the overall pharmaceutical and biotech sector, currency fluctuations, legislative or regulatory changes, and/or general economic conditions.  In the past, shareholder class action litigation has been brought against other companies that experienced volatility in the market price of their shares. Whether or not meritorious, litigation brought against a company following fluctuations in the trading price of its common stock can result in substantial costs, divert management’s attention and resources, and harm the company’s financial condition and results of operations.

Toucan Capital and its affiliates are the principal holders of our shares of Common Stock, and this concentration of ownership may have a negative effect on the market price of our Common Stock.

As of April 9, 2012, Toucan Capital and its affiliates (including Cognate BioServices and Ms. Linda Powers, who also serves as our Chief Executive Officer and Chairperson of the Board of Directors), collectively beneficially owned an aggregate of 71,202,148 shares of our Common Stock, representing approximately 47.7 percent of our issued and outstanding Common Stock. In addition, as of April 9, 2012, Toucan Capital and its affiliates hold warrants that are exercisable for an aggregate of approximately 27,062,963 shares of our Common Stock.  This concentration of ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning stock of companies with controlling stockholders.  Toucan Capital and its affiliates have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. This influence could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to investors.

The requirements of the Sarbanes-Oxley Act of 2002 and other U.S. securities laws impose substantial costs, and may drain our resources and distract our management.

We are subject to certain of the requirements of the Sarbanes-Oxley Act of 2002 in the U.S., as well as the reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Exchange Act requires, among other things, filing of annual reports on Form 10-K, quarterly reports on Form 10-Q and periodic reports on Form 8-K following the happening of certain material events, with respect to our business and financial condition.  The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting.  Our existing controls have some weaknesses, as described below.  Meeting the requirements of the Exchange Act and the Sarbanes-Oxley Act may strain our resources and may divert management's attention from other business concerns, both of which may have a material adverse effect on our business.

Our management has identified internal control deficiencies, which our management and our independent auditor believe constitute material weaknesses.

In connection with the preparation of our financial statements for the year ended December 31, 2011, and prior years, our management identified certain internal control deficiencies that, in the aggregate, represent material weaknesses, including:

•	lack of a sufficient number of independent directors on our audit committee
•	lack of a financial expert on our audit committee
•	insufficient segregation of duties in our finance and accounting function due to limited personnel
•	lack of controls in place to ensure that all material developments impacting the financial statements are reflected
•	lack of oversight and review
•	lack of internal accounting technical expertise
•	lack of preparation and review and verification of internally developed documentation
•	lack of executed agreements for significant contracts

As part of our independent auditors’ communications with our Company’s audit committee with respect to audit procedures for the year ended December 31, 2011, our independent auditors informed the audit committee that these deficiencies constituted material weaknesses, as defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board, or PCAOB.  We intend to take appropriate and reasonable steps, in due course, to make the necessary improvements to address these deficiencies, but the timing of such steps is uncertain and the availability of funding and resources for such steps are also uncertain.  Our ability to attract qualified individuals to serve on our Board and to take on key management roles within the Company is also uncertain.  Our failure to successfully remedy the existing weaknesses could lead to heightened risk for financial reporting mistakes and irregularities, and/or lead to a loss of public confidence in our internal controls that could have a negative effect on the market price of our Common Stock.

We do not intend to pay any cash dividends in the foreseeable future and, therefore, any return on your investment in our Common Stock must come from increases in the market price of our Common Stock.

We have not paid any cash dividends on our Common Stock to date in the Company’s history, and we do not intend to pay cash dividends on our Common Stock in the foreseeable future.  We intend to retain future earnings, if any, for reinvestment in the development and expansion of our business.  Also, any credit agreements which we may enter into with institutional lenders may restrict our ability to pay dividends. Therefore, any return on your investment in our capital stock must come from increases in the fair market value and trading price of our Common Stock.

Our ongoing operations will require substantial ongoing funding through equity and/or debt issuances.  This may have a negative effect on the market price of our Common Stock, and will dilute existing share ownership.

Clinical trials are very expensive (especially when they involve a large numbers of patients and trial sites) and require substantial funding throughout their execution.  We currently have a large, 240-patient clinical trial in brain cancer under way, and it involves many trial sites.  We also have plans for additional clinical trials with other cancers.  The initiation, execution and completion (if successful) of such trials is how biotech companies like ours move their products towards commercialization and build company value.  At the same time, such operations require substantial amounts of ongoing funding throughout their execution.  Such funding must be obtained through issuance of equity and/or incurring debt (which is usually convertible debt, convertible into equity at the investor’s option).  Accordingly, we will have to obtain substantial ongoing funding throughout the execution of our clinical trials through the issuance of substantial additional equity and/or incurring substantial additional debt.  This may have a negative effect on the market price of our Common Stock, and it will dilute existing share ownership.

Substantial amounts of our previously issued Common Stock are now and/or will soon be eligible for re-sale under Rule 144.  This may have a negative effect on the market price of our Common Stock.

In general, under Rule 144, a person (or persons whose shares are aggregated) who has satisfied a six- month holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale.   In addition, under certain circumstances Rule 144 also permits the sale of securities, without any limitation, by a person who is not an affiliate of the Company (as such term is defined in Rule 144(a)(1)), and who has satisfied a one-year holding period.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None

ITEM 2.    PROPERTIES.

On November 30, 2009, the Company terminated a Sublease Agreement for the space the Company used as its headquarters at 7600 Wisconsin Avenue, Suite 750, Bethesda, Maryland. The Company’s obligation will be approximately $127,000 in 2012. There are no amounts due after 2012.

On March 17, 2010, the Company entered into a non-cancelable operating lease for 7,097 square feet of office space in Bethesda, Maryland, which expires in September 2012.  Future minimum lease payments under the lease are $126,027 in 2012.

ITEM 3.    LEGAL PROCEEDINGS.

On March 1, 2011, the Company entered into a transaction under Section 3(a)(10) of the Securities Act of 1933, as amended with Socius CG II, Ltd. (“Socius”).  Pursuant to this 3(a)(10) transaction, Socius purchased certain claims for payment totaling $1,650,000 from Cognate.  Thereafter, Socius elected to convert the claims into shares of the Company’s Common Stock.  The conversion was effected through a settlement agreement between Socius and the Company.  The settlement agreement was then the subject of a court proceeding (nominally brought by Socius against the Company, but handled on a cooperative basis through a Joint Stipulation by both parties) in order to obtain court approval of the settlement in accordance with the requirements of Section 3(a)(10).  That Court approval was obtained on March 1, 2011.  Pursuant to the settlement, the full amount of the $1,650,000 debt was converted into shares of Common Stock and the transaction with Socius was completed.

From time to time, we are involved in claims and suits that arise in the ordinary course of our business.  At present, the Company is not involved in any suits other than an action by a creditor with respect to certain disputed amounts. Although management currently believes that resolving any such claims against us will not have a material adverse effect on our business, financial position or results of operations, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

ITEM 4.    MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUERS PURCHASES OF EQUITY SECURITES.

Market for Common Equity and Related Stockholder Matters

The Company’s Common Stock was initially traded on NASDAQ under the symbol NWBO.  Since December 14, 2001, the Company’s Common Stock has been quoted on the Over The Counter Bulletin Board.  The table below sets forth the high and low prices for the Company’s Common Stock for the last two recent fiscal years. Quotations reflect inter-dealer prices, without retail mark-up, mark-down commission, and may not represent actual transactions. No assurance can be given that an active market will exist for the Company's Common Stock.  The Company does not expect to declare dividends in the foreseeable future since the Company intends to utilize all of its earnings, if any, to finance its ongoing operations and growth.

	High	Low

Year end December 31, 2011
Fourth Quarter	$0.57	$0.34
Third Quarter	0.70	0.38
Second Quarter	0.88	0.38
First Quarter	0.77	0.34

Year end December 31, 2010
Fourth Quarter	$0.85	$0.65
Third Quarter	1.35	0.67
Second Quarter	1.60	0.70
First Quarter	0.95	0.72

As of April 9, 2012, there were approximately 1,300 holders of record of our common stock. Such holders may include any broker or clearing agencies as holders of record, and in such cases exclude the individual stockholders whose shares are held by such brokers or clearing agencies.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all future earnings, if any, to fund the ongoing development and growth of our business.  We do not currently anticipate paying any cash dividends in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA

 Not applicable

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion together with the Financial Statements, related Notes and other financial information included elsewhere in this Form 10-K. The following discussion contains assumptions, estimates and other forward-looking statements that involve a number of risks and uncertainties, including those discussed under “Risk Factors,” and elsewhere in this Form 10-K. These risks could cause our actual results to differ materially from those anticipated in these forward-looking statements.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and plan of operations should be read in conjunction with the financial statements and the notes to those statements included in this Form 10-K. This discussion includes forward-looking statements that involve risks and uncertainties. As a result of many factors, such as those set forth under “Risk Factors” above, actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We are a development stage biotechnology company focused on discovering, developing and commercializing immunotherapy products to generate and enhance immune system responses to treat cancer. Data from our clinical trials suggest that our cancer therapies significantly extend both the time to tumor recurrence and patient survival time, while providing a superior quality of life with no debilitating side effects when compared with current therapies.

Our financing activities are described below under “Liquidity and Capital Resources.” We will need to raise additional capital to fund our operations, including our Phase II DCVax -L clinical trial. If the results of our Phase II trial are positive, we plan to seek early product approval for DCVax -L, at the end of this trial.

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We have experienced recurring losses from operations and have a deficit accumulated during the development stage, through December 31, 2011 of $251.8 million. Of this, $251.8 million deficit, $117.2 million represents cash used in operations and the remaining $134.6 million reflects non-cash accounting measures. Our auditors have issued an opinion, for the year ended December 31, 2011, which states that there is substantial doubt about our ability to continue as a going concern.

If we are unable to continue as a going concern, we would consider all opportunities for creating value in the Company, including investigating alternative ways to advance our dendritic cell-based product, such as potential corporate partnerships and/or the possible sale of some or all of our assets.

Expenses

From our inception through December 31, 2011, we incurred costs of approximately $90.3 million associated with our research and development activities.  We are unable to estimate with any certainty the costs we will incur in the continued development of our product candidates for commercialization, because our technologies are unproven, the outcome of our ongoing clinical trials is uncertain, the regulatory pathway is not yet established for personalized, living cell products like DCVax, and there is no experience yet with the scale-up required for commercialization.

General and administrative expenses include salaries and benefits, cost of facilities, insurance, legal expenses and other operating costs,, as well as amortization costs of stock options granted to employees and warrants issued to consultants for their professional services.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America.  In preparing these financial statements, we make assumptions, judgments and estimates that can have a significant impact on amounts reported in our financial statements.  We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances.  Actual results could differ materially from these estimates under different assumptions or conditions.  On a regular basis we evaluate our assumptions, judgments and estimates and make changes accordingly.  We believe that, of the significant accounting policies discussed in Note 3 to our consolidated financial statements, the following accounting policies require our most difficult, subjective and/or complex judgments:

Policy for Reclassified Equity Contracts

The Company accounts for potential shares that can be converted to common stock and if converted, will be in excess of authorized shares, as a liability that is recorded on the balance sheet (at fair value) only until the authorized number of shares is increased (at which time the whole liability will be re-measured, with changes in value included in other income/(expense), and then reclassified to additional paid-in capital).

Embedded Derivative Liability

The Company evaluates financial instruments for freestanding or embedded derivatives.  Derivative instruments that have been separated from the host contract and do not qualify for hedge accounting are recorded at fair value with changes in value recognized as other income (expense) in the consolidated statements of operations in the period of change.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid  for transfer of a liability, in an orderly transaction between market participants at the measurement date.  U.S. GAAP establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  These tiers include:

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

Research and development:

These expenses now include predominantly scientific personnel salaries and benefits, costs of laboratory operations and supplies, travel, regulatory compliance, and expenditures for preclinical and clinical trial operation and management.

Because we are a development stage company, we do not allocate research and development costs on a project basis. We adopted this policy, in part, due to the unreasonable cost burden associated with accounting at such a level of detail and our limited number of financial and personnel resources.

General and administrative:

General and administrative expenses include administrative personnel  salaries and benefits , cost of facilities, insurance, travel, legal expenses, and other operating costs, as well as property and equipment depreciation, amortization of stock options and warrants.

Year Ended December 31, 2011 Compared to the Year Ended December 31, 2010

We recognized a net loss of $32.8 million for the year ended December 31, 2011. This compares to a net loss of $27.4 million for the year ended December 31, 2010.

Research and Development Expense

Research and development expense increased to $13.5 million for the year ended December 31, 2011 from $9.9 million for the year ended December 31, 2010. This increase was due to increased clinical trial site and compassionate use activity in the United States and Europe.

General and Administrative Expense.

General and administrative expense increased to $13.4 million for the year ended December 31, 2011 from $5.5 million for the year ended December 31, 2010. This increase was primarily due to increased clinical trial site costs and financing activities.

Depreciation and Amortization

Depreciation and amortization increased to $10,000 during the year ended December 31, 2011 from $2,000 for the year ended December 31, 2010 as a result of new assets placed in service.

Conversion inducement

Conversion inducement expense increased from $4.7 million in the year ended December 31, 2010 to $7.9 million in the year ended December 31, 2011.

The conversion inducement expense relates to the conversion of accounts payable to a related party. During 2011, the Company converted over $9 million of accounts payable into shares of the Company's common stock, which resulted in a non-cash charge of $7.8 million to operations.

Derivative valuation gain (loss)

On December 31, 2011 the derivative liability associated with the Whitebox loans and warrants issued in connection with certain loans made in September and October 2010 was revalued resulting in a net change in the fair value of the derivative liability during the twelve months ended December 31, 2011 of $728,000.

Valuation of reclassified equity contracts

 In 2011, during the course of the Company's financing activities, convertible debt and warrants were issued that provided for the possibility of conversions into a number of common shares that would exceed the Company's authorized and allowed number of common stock. The result of this situation is the recognition of a liability for reclassified equity transactions. The Company recorded an $8.8 million non-cash gain to operations to record the decrease of this potential liability. This gain is largely due to the effect of the decreasing market price of the Company's common stock on the valuations of warrants and convertible debt. However, the Company amended its articles of incorporation on February 23, 2012 to increase the number of authorized shares of common stock, which will result in the de-recognition of this liability.

Interest Expense, Net

Interest expense decreased from $7.9 million for the year ended December 31, 2010 to $7.6 million for the year ended December 31, 2011. Interest expense includes interest payable on notes payable, debt discount amortization, warrant amortization and other financing costs. Interest expense for the year ended December 31, 2010 and December 31, 2011 was $3.0 million and $1.9 million, respectively, and debt discount amortization and other costs for the year ended December 31, 2010 and December 31, 2011 was $4.9 million and $5.7 million respectively.  The decrease was primarily due to an decrease in the average balance of notes payable outstanding during 2011 compared to 2010 and lower debt discount amortization during 2011 compared to 2010.

Liquidity and Capital Resources

At December 31, 2011, our cash totaled $24,000 compared to $153,000 at December 31, 2010. We had a working capital deficit of $50.6 million at December 31, 2011 as compared to a working capital deficit of $25.8 million at December 31, 2010.

The change in cash for the years ended December 31, 2010 and 2011 was comprised of the following (in thousands):

	December 31,	December 31,
	2010	2011	Change
Net cash provided by (used in);

Operating activities	$(6,376)	$(14,707)	$(8,331)
Investing activities	(41)	(49)	(8)
Financing activities	6,609	14,624	8,015
Effect of exchange rates on cash	(104)	3	107
Increase (decrease) in cash	$88	$(129)	$(217)

Operating Activities

We used $14.7 million and $6.4 million in cash for operating activities during the years ended December 31, 2011 and 2010. The increase in cash used in operating activities during 2011 was a result of costs associated with the expansion of enrollment in the Company’s ongoing brain cancer clinical trial in the United States, as well as preparation for trials and manufacturing facilities in Europe.

Investing Activities

We used $49,000 in cash for investing activities during the year ended December 31, 2011 compared to $41,000 used for investing activities during the year ended December 31, 2010. The cash used in 2011 and 2010 consisted of purchases of property and equipment.

Financing Activities

During 2011 our financing activities consisted of proceeds from notes payable amounting to $9.9 million from several different investors with due dates throughout 2012. Additionally, the Company repaid several notes amounting to a total of $849,000. The increase in the Company's debt financing activities was largely due to a constrained equities market and the limitation of the Company's ability to issue new shares of common stock because it had reached its authorized number of shares during the third quarter of 2011. However, the Company has consistently been able to secure short term financing and negotiate favorable terms for repayment and will continue to do so to meet its additional funding needs.

The Company's proceeds from the issuance of common stock during 2011 generated proceeds of $5.5 million. During the year, the Company was limited in its ability to raise capital through issuance of equity and equity instruments by its authorized number of shares ceiling and the suspension of the Company's contract with its principal market maker for equity issuance. The Company voted on and succeeded in raising the number of authorized shares of common stock from 150 million to 450 million on February 23, 2012, thereby increasing the Company's ability to raise capital through issuance of common stock in 2012. The Company also believes that the market demand is improving for its stock and is actively negotiating with additional market makers.

During the periods presented we received proceeds from the activities described above.  The terms of the various instruments are described in notes 6 and 9 to the consolidated financial statements included in this report.  We intend to seek additional financing in the near term.  However, there can be no assurance that external sources of financing, including the issuance of notes payable or equity securities, will be available at times and at terms acceptable to us.

Additional funding will be required in the near future and there can be no assurance that our efforts to seek such funding will be successful. If our capital raising efforts are unsuccessful, our inability to obtain additional cash as needed could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. Our independent registered public accounting firm has indicated in its report on our financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2011 that there is substantial doubt about our ability to continue as a going concern.  We may seek additional funds through the issuance of additional common stock or other securities (equity or debt) convertible into shares of common stock, which could dilute the ownership interest of our stockholders.

Contractual Obligations

As of December 31, 2011, we had no contractual commitments, other than contracts entered into in the normal course of its business, which result in no material financial obligations.

Recent Accounting Pronouncements

Refer to Note 3 to the Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2011 and 2010 and for the years ended December 31, 2011 and 2010, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive, financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our principal executive, financial and accounting officer concluded that, as of December 31, 2011, in light of the material weaknesses described below, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our chief executive officer, financial and accounting officer, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

Management's Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive, financial and accounting officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2011.  This evaluation was based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Based on management's evaluation as of December 31, 2011, our management identified the material weaknesses set forth below in our internal control over financial reporting:

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

Our company's management concluded that in light of the material weaknesses described above, our company did not maintain effective internal control over financial reporting as of December 31, 2011 based on the criteria set forth in Internal Control—Integrated Framework issued by the COSO.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information regarding the members of the Company’s current board of directors and its executive officers as of December 31, 2011. All directors hold office until the election and qualification of their successors or their earlier removal or retirement.

Name	Age	Position
Linda F. Powers	55	Director, Chairperson, Chief Executive Officer
Alton L. Boynton, Ph.D.	66	Director, Chief Scientific Officer
Anthony Maida, Ph.D.	59	Chief Operating Officer
Leslie Goldman	66	Senior Vice President, Business Development
Marnix Bosch, Ph.D.	52	Chief Technical Officer
Robert A. Farmer	72	Director

Linda F. Powers.   Ms. Powers has served as the Chairperson of our Board of Directors since her appointment on May 17, 2007 and Chief Executive Officer since June 2011. Ms. Powers has served as managing director of Toucan Capital Corporation, a provider of venture capital since 2001. She has over 15 years’ experience in corporate finance and restructurings, mergers and acquisitions joint ventures and intellectual property licensing.  Ms. Powers is a board member of M2GEN (an affiliate of Moffitt Cancer Center), the Trudeau Institute , the Chinese Biopharmaceutical Association, the Rosalind Franklin Society, the Genetics Policy Institute, and a Task Force of the National Academy of Sciences .  She was the Chair of the Maryland Stem Cell Research Commission for the first two years of the state’s stem cell funding program, and continues to serve on the Commission. Ms. Powers has been appointed to three Governors’ commissions created to determine how to build the respective states’ biotech and other high-tech industries.  For six years, Ms. Powers taught an annual internal course at the National Institutes of Health for the bench scientists and technology transfer personnel on the development and commercialization of medical products.  Ms. Powers serves on the boards of six private biotechnology companies.  Ms. Powers holds a B.A. from Princeton University, where she graduated magna cum laude and Phi Beta Kappa. She also earned a JD, magna cum laude, from Harvard Law School.  Ms. Powers is a member of the Company’s Audit Committee, Compensation Committee and Nominations Committee.

The Company believes Ms. Powers background and experience makes her well qualified to serve as a Director and executive officer.

Alton L. Boynton, Ph.D.   Dr. Boynton co-founded the Company, has served as Secretary since August 2001, has served as our Chief Scientific Officer and a director since our inception in 1998, was appointed our Chief Operating Officer in August 2001, was appointed President in May 2003 and served as Chief Executive Officer from June 2007 to June 2011. Dr. Boynton has also served as Director of the Department of Molecular Medicine of Northwest Hospital from 1995-2003 where he coordinated the establishment of a program centered on carcinogenesis. Prior to joining Northwest Hospital, Dr. Boynton was Associate Director of the Cancer Research Center of Hawaii, The University of Hawaii, where he also held the positions of Director of Molecular Oncology of the Cancer Research Center and Professor of Genetics and Molecular Biology. Dr. Boynton received his Ph.D. in Radiation Biology from the University of Iowa in 1972.

As a result of Dr. Boynton’s significant years of service as a director and running a number of programs focusing on oncology and cancer-related research programs, including a PhD in Radiation Biology, the Company concluded that Dr. Boynton should serve as a director and executive officer.

Anthony E. Maida joined the Company in June 2011 as Chief Operating Officer (“COO”) bringing more than 20 years' experience in building oncology companies, with expertise in the business, financial, clinical and regulatory aspects of and the underlying science of oncology business.  Over these two decades, Dr. Maida has held positions as Chairman, CEO, COO, CSO, CFO and VP Business Development.  Among these experiences, he served as CEO of CancerVax, an early leader in cancer vaccines.  In that role, he was responsible for conducting multi-hundred patient, multi-center clinical trials with the company's cancer vaccines.  Prior to joining NWBO, Dr. Maida was serving as global head of Oncology for a leading contract research organization that manages clinical trials in the US and internationally.

 Leslie J. Goldman joined the Company as Senior Vice President Business Development in June 2011. Prior to joining NWBO Mr. Goldman was a partner at the law firm of Skadden, Arps for over 30 years, specializing in a wide array of advanced technologies and their commercialization.    Mr. Goldman also serves as an advisor to a number of other technology companies.  In addition, for eight years, Mr. Goldman has served as Chairman of the Board of a group of TV Stations in four mid-size cities across the country.

Marnix L. Bosch joined the Company in 2000, and has been serving as Chief Technical Officer for a number of years.  In this capacity, he plays a key role in the preparation and submission of the Company's regulatory applications, as well as ongoing development of the Company's product lines, and ongoing development and/or acquisition of new technologies.  Dr. Bosch led the process of designing the protocols, and managed the successful preparation and submission of the Company's Investigation New Drug applications (INDs) for FDA approval to conduct clinical trials, for prostate cancer, brain cancer and five other cancers.  He also led the processes for other regulatory submissions in both the US and abroad (including the successful applications for orphan drug status in both the U.S. and Europe for DCVax-L for brain cancer).  He spearheaded the development of the Company's manufacturing and quality control processes, and is working with the Company's contract manufacturer, Cognate BioServices, on next-generation further development of these processes.  Prior to joining the Company in 2000, Dr. Bosch worked at the Dutch National Institutes of Health (RIVM) as head of the Department of Molecular Biology, as well as in academia as a professor of Pathobiology.  He has authored more than 40 peer-reviewed research publications in immunology and virology, and is an inventor on several patent applications on dendritic cell product manufacturing.

Robert A. Farmer ..   Mr. Farmer was appointed to the Board of Directors in December 2009. Mr. Farmer served as the national treasurer of four presidential campaigns, including John Kerry, Bill Clinton, Michael Dukakis and John Glenn.  In these roles he led fund raising of over $800 million. He served under Ron Brown as treasurer of the Democratic National Committee, and served for eight years as treasurer of the Democratic Governor’s Association.  President Clinton appointed Farmer as the United States Consul General to Bermuda where he served from 1994 to 1999. Mr. Farmer also had a successful career as an entrepreneur including building his own publishing company which he sold in 1983,  Mr. Farmer currently serves on the Boards of Directors of International Data Group, Dale Carnegie Associates, Sober Steering Sensors, LLC, Charlesbridge Publishing, Haute Living  Mr. Farmer is a graduate of Dartmouth College and Harvard Law School.

The Company concluded Mr. Farmer should serve as a director of the Company due to his previous business successes, his experience as treasurer in four presidential campaigns and his service on other boards of directors (including International Data Group, Dale Carnegie Associates, Sober Steering Sensors and Clark Ridge Publishing).

Board of Directors

Our Board of Directors consists of three members: one non-employee independent director, and two directors who are currently employed by us. The Board has established the following committees:

Audit Committee

The Audit Committee has responsibility for recommending the appointment of our independent accountants, supervising our finance function (which includes, among other matters, our investment activities), reviewing our internal accounting control policies and procedures, and providing the Board such additional information and materials as it may deem necessary to make the Board aware of significant financial matters which require the attention of the Board. The Audit Committee provides the opportunity for direct contact between our independent registered public accounting firm and the Board. The Board has adopted a written charter for the Audit Committee and its current member is Linda F. Powers.

None of our directors meet the definition of an “audit committee financial expert” as defined by the SEC. We intend to recruit one or more additional non-executive directors in due course, including one person who qualifies as an audit committee financial expert but may not be able to do so.

Compensation Committee

The Compensation Committee is responsible for determining the overall compensation levels of our executive officers and administering our stock option plans. The Board has adopted a written charter for the Compensation Committee and its current members are Linda F. Powers and Robert A. Farmer.

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

Board Leadership Structure

The Board believes that Ms. Powers’ service as both chairman of the board and Chief Executive Officer is in the best interest of the Company and its stockholders. Ms. Powers possesses detailed and in-depth knowledge of the issues, opportunities, and challenges facing the Company, and is thus best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters. Her combined role enables decisive leadership, ensures clear accountability, and enhances the Company’s ability to communicate its message and strategy clearly and consistently to the Company’s stockholders, employees,and partners.

Board of Directors’ Role in Risk Oversight

The Board plays an active role in risk oversight of the Company. The Board does not have a formal risk management committee, but administers this oversight function through various standing committees of the board of directors. The Audit Committee maintains responsibility for oversight of financial reporting-related risks, including those related to the Company’s accounting, auditing and financial reporting practices. The Audit Committee also reviews reports and considers any material allegations regarding potential violations of the Company’s Code of Ethics. The Compensation Committee oversees risks arising from the Company’s compensation policies and programs. This Committee has responsibility for evaluating and approving the executive compensation and benefit plans, policies and programs of the Company. The Nominations/Corporate Governance Committee oversees corporate governance risks and oversees and advises the Board with respect to the Company’s policies and practices regarding significant issues of corporate responsibility.

Code of Business Conduct and Ethics

We have adopted a formal Code of Business Conduct and Ethics applicable to all Board members, executive officers and employees. A copy of our Code of Business Conduct and Ethics will be provided free of charge upon request to: Secretary, Northwest Biotherapeutics, Inc., 4800 Montgomery Lane, Suite 800, Bethesda, Maryland, 20814.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of the Company's stock (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and changes in ownership of the Company's common stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2011, all Reporting Persons timely complied with all applicable filing requirements.

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning compensation paid or accrued to our named executive officers (the “Named Executive Officers”) during the years ended December 31, 2011 and 2010. The Option Awards shown in the table below do not constitute cash or value actually received by the named executive officer. Instead, the amounts shown are the non-cash aggregate fair values of Option Awards that were granted during the periods presented but were then subject to vesting requirements. The majority of the Options were not vested and will not vest unless certain milestones are met in the future, or certain employment period requirements are met in the future. With respect to the portion of the Options that did vest, in the case Ms. Powers and Mr. Goldman, upon vesting all of those Options became subject to an extended lock-up (until the earlier of 18 months or the Company reaching the primary endpoint of its GBM brain cancer clinical trial).

Name and Principal Position	Year	Salary	Bonus	Option Awards	All Other Compensation	Total

Linda M Powers (1) President, Chairperson & Chief Executive Officer	2011	$203,308	$—	$9,262,133	$—	$9,465,441
	2010	$—	$—	$—	$—	$—

Alton L. Boynton, Ph.D. (2) Chief Scientific Officer	2011	$334,732	$—	$1,547,963	$—	$1,882,695
President, Chief Executive	2010	$359,528	$—	$—	$—	$359,528
Officer, Chief Scientific Officer and Secretary

Anthony Maida, Ph.D. (3)	2011	$160,384	$—	$814,182	$—	$974,566
Chief Operating Officer	2010	$—	$—	$—	$—	$—

Leslie Goldman (4)	2011	$149,092	$—	$1,465,527	$—	$1,614,619
Senior Vice President,	2010	$—	$—	$—	$—	$—
Business Development

Marnix L. Bosch, Ph.D., M.B.A. (5)	2011	$339,362	$20,000	$1,192,963	$—	$1,552,325
Chief Technical Officer	2010	$431,652	$—	$—	$—	$431,652

(1) In conjunction with the employment agreement entered into between the Company and Ms. Powers on June 8, 2011, and in recognition of Ms. Powers’ service to the Company while serving as Chairman during the preceding four years, the Company granted Ms. Powers an option to purchase 14,220,000 shares of the Company's stock with an exercise price of $0.66 per share. One-third of the options vested on the grant date, and upon vesting became subject to a lock-up which extends to the earlier of 18 months or the Company reaching the primary endpoint of its GBM brain cancer clinical trial. One-third of the options will vest in equal monthly portions over the term of the employment agreement. The remaining one-third will vest in portions tied to material milestones in multiple Company programs, if and to the extent those milestones are achieved. Additionally, Ms. Powers received $100,000 during 2010 as non-executive compensation for her services as the Chairman of the Company’s Board of Directors.

(2) In conjunction with the employment agreement entered into between the Company and Dr. Boynton on June 8, 2011, the Company issued Dr. Boynton an option to purchase 2,376,562 shares of the Company's stock with an exercise price of $0.66 per share. 1,376,562 options vested on the grant date. 120,000 options will vest in equal monthly portions over the term of the employment agreement. The remaining 880,000 options will vest in portions tied to material milestones in multiple Company programs, if and to the extent those milestones are achieved. Dr. Boynton resigned as Chief Executive Officer on June 8, 2011.

(3) In conjunction with the employment agreement entered into between the Company and Dr. Maida on June 8, 2011, the Company issued Dr. Maida an option to purchase 1,250,000 shares of the Company's stock with an exercise price of $0.66 per share. No options vested on the grant date. 120,000 options will vest in equal monthly portions over the term of the employment agreement. The remainder will vest in portions tied to material milestones in multiple Company programs, if and to the extent those milestones are achieved.

(4) In conjunction with the employment agreement entered into between the Company and Mr. Goldman on June 8, 2011, the Company issued Mr. Goldman an option to purchase 2,250,000 shares of the Company's stock with an exercise price of $0.66 per share. One-third of the options vested on the grant date, and upon vesting became subject to a lock-up which extends to the earlier of 18 months or the Company reaching the primary endpoint of its GBM brain cancer clinical trial. One-third will vest in equal monthly portions over the term of the employment agreement. The remaining one-third will vest in portions tied to material milestones in multiple Company programs, if and to the extent those milestones are achieved.

(5) In conjunction with the employment agreement entered into between the Company and Dr. Bosch on June 8, 2011, the Company issued Dr. Bosch an option to purchase 1,831,536 shares of the Company's stock with an exercise price of $0.66 per share. 831,536 options vested on the grant date. 120,000 options will vest in equal monthly portions over the term of the employment agreement. The remaining 880,000 options will vest in portions tied to material milestones in multiple Company programs, if and to the extent those milestones are achieved.

Outstanding Equity Awards at Fiscal Year-End

The following table shows outstanding stock option awards classified as exercisable and un-exercisable as of December 31, 2011.

	Number of Securities Underlying Unexercised Options
Name and Principal Position	Exercisable		Un-exercisable	Option Exercise Price ($)	Option Expiration Date

Linda Powers President & Chief Executive	-	(1)	14,220,000	$0.66	6/21/2018

Alton Boynton Chief Scientific Officer	1,406,562	(2)	970,000	$0.66	6/21/2018
	5,286	(6)	—	$18.75	4/18/2014
	2,016	(6)	—	$1.35	2/18/2016
	1,430,846	(7)	—	$0.55	8/20/2022

Anthony Maida Chief Operating Officer	30,000	(3)	1,220,000	$0.66	6/21/2018

Leslie Goldman Senior Vice President	-	(4)	2,250,000	$0.66	6/21/2018

Marnix Bosch Chief Technical Officer	861,536	(5)	970,000	$0.66	6/21/2018
	333	(8)	—	$18.75	9/20/2014
	833	(8)	—	$75.00	1/10/2015
	3,194	(8)	139	$1.35	2/18/2016
	4,000	(8)	1,333	$1.80	12/1/2016
	308,338	(9)	541,662	$0.70	6/23/2022
	250,000	(10)	—	$0.55	8/20/2022

(1) In conjunction with the employment agreement entered into between the Company and Ms. Powers on June 8, 2011, and in recognition of Ms. Powers’ service to the Company while serving as Chair during the preceding four years, the Company granted Ms. Powers an option to purchase 14,220,000 shares of the Company's stock with an exercise price of $0.66 per share. One-third of the options vested on the grant date, and upon vesting became subject to a lock-up which extends to the earlier of 18 months or the Company reaching the primary endpoint of its GBM brain cancer clinical trial.  One-third of the options will vest in equal monthly portions over the term of the employment agreement.  The remaining one-third will vest in portions tied to material milestones in multiple Company programs, if and to the extent those milestones are achieved.

(2) In conjunction with the employment agreement entered into between the Company and Dr. Boynton on June 8, 2011, the Company issued Dr. Boynton an option to purchase 2,376,562 shares of the Company's stock with an exercise price of $0.66 per share. 1,376,562 options vested on the grant date. 120,000 options will vest in equal monthly portions over the term of the employment agreement. The remaining 880,000 options will vest in portions tied to material milestones in multiple Company programs, if and to the extent those milestones are achieved.

(3) In conjunction with the employment agreement entered into between the Company and Dr. Maida on June 8, 2011, the Company issued Dr. Maida an option to purchase 1,250,000 shares of the Company's stock with an exercise price of $0.66 per share. No options vested on the grant date. 120,000 options will vest in equal monthly portions over the term of the employment agreement. The remainder will vest in portions tied to material milestones in multiple Company programs, if and to the extent those milestones are achieved.

(4) In conjunction with the employment agreement entered into between the Company and Mr. Goldman on June 8, 2011, the Company issued Mr. Goldman an option to purchase 2,250,000 shares of the Company's stock with an exercise price of $0.66 per share. One-third of the options vested on the grant date, and upon vesting became subject to a lock-up which extends to the earlier of 18 months or the Company reaching the primary endpoint of its GBM brain cancer clinical trial. One-third will vest in equal monthly portions over the term of the employment agreement. The remaining one-third will vest in portions tied to material milestones in multiple Company programs, if and to the extent those milestones are achieved.

(5) In conjunction with the employment agreement entered into between the Company and Dr. Bosch on June 8, 2011, the Company issued Dr. Bosch an option to purchase 1,831,536 shares of the Company's stock with an exercise price of $0.66 per share. 831,536 options vested on the grant date. 120,000 options will vest in equal monthly portions over the term of the employment agreement. The remaining 880,000 options will vest in portions tied to material milestones in multiple Company programs, if and to the extent those milestones are achieved.

(6) These options were granted under the 1999 Plan, the 2001 Plan and under Dr. Boynton’s previous employment agreement. Each of these option grants vests over a four year period. One-fourth of each option grant vests on the first anniversary of the grant date and the remaining three-fourths of each grant vests in equal monthly installments over the remaining three year vesting period.

(7)  This option was granted under the 2007 Stock Option Plan. This option grant vests over a three and one-half year period. Approximately 29% the option grant was vested immediately upon grant with respect to prior service performed. Approximately 17% vests on the first anniversary of the AIM offering (June 22, 2008) and the remaining portion vests in equal monthly installments over the remaining three year vesting period. These options were granted in recognition of past service to the Company and have an exercise price of $0.60 per share, which is equal to the conversion price of warrants issued to Toucan Partners under the Conversion Agreement. In accordance with Dr. Boynton’s option agreement as options to purchase 1,430,846, 500,568 and 500,568 shares had not been exercised as of December 31, 2008, 2009, and 2010 respectively such options were forfeited.

(8)  This option was granted under the 2007 Stock Option Plan.  This option grant vested over the balance of 2009 with 1,132,464 vesting on the grant date and the remainder vesting in equal installments on August 31, September 30, October 31, November 30 and December 31, 2009.

(9)  These options were granted under the 1999 Plan and the 2001 Plan. Each of these option grants vests over a four year period. One-fourth of each option grant vests on the first anniversary of the grant date and the remaining three-fourths of each grant vests in equal monthly installments over the remaining three year vesting period.

(10)  This option was granted under the 2007 Stock Option Plan.  This option grant vested over the balance of 2009 with 125,000 vesting on the grant date and the remainder vesting on December 31, 2009.

Director Compensation

The following table sets forth certain information concerning compensation paid or accrued to our non-executive directors during the year ended December 31, 2011.

Name	Year	Fees Earned or Paid in Cash	All Other Compensation(1)	Total
Robert A. Farmer	2011	$25,000	$—	$25,000

(1) Robert Farmer was also issued 33,313 shares of the Company’s stock at $0.67 per share for his services to the Board of Directors.

Only non-employee directors receive director fees. Effective June 22, 2007, we were required to pay Linda F. Powers, as Chairperson and a non-executive member of the Board of Directors, approximately $100,000 per annum for her services. These payments effectively ended subsequent to Ms. Powers assuming the position of Chief Executive Officer of the Company. Also effective December 10, 2009 the Company was required to issue Robert A. Farmer $50,000 per annum for his services as a non-executive member of the Board of Directors. During 2011, Mr. Farmer elected to take 50% of his 2011 directors’ fee in the Company’s common stock.

Compensation Committee Interlocks and Insider Participation

None of our executive officers served during 2011 as a director of any other entity whose executive officers served as a director on our Board or as a member of our Compensation Committee.

Employment Agreements

Linda Powers

On May 31, 2011, we entered into an employment agreement with Linda Powers, pursuant to which Ms. Powers serves as our CEO. The agreement provides for an annual compensation of $360,000 and options to purchase 14,220,000 shares of the Company’s common stock at an exercise price of $0.66 per share. One third of the options vested upon execution of the employment agreement, 1/3 vest monthly over the term of the agreement and the remaining 1/3 vest according to certain performance milestones. The employment agreement is for a term of two years and can be terminated at any time by either party. If the Agreement is terminated without cause, Ms. Powers is entitled to three months severance; provided however, such payment shall be conditional and shall terminate in the event Ms. Powers obtains employment prior to the expiration of the three month period. If Ms. Powers is terminated without cause, all options that may be earned under the agreement and which have not yet been issued/vested will accelerate and become fully vested under certain conditions. Ms. Powers is not entitled to severance if she resigns or is terminated for Cause, as defined in the agreement. If Ms. Powers is terminated for cause, all vested options will expire thirty days from such termination and all other options will lapse immediately. In the event of Ms. Powers’ resignation upon at least 45 days notice, Ms. Powers shall not forfeit any issued/vested options. However, if Ms. Powers provides more than 30 days notice but less than 45 days notice then she shall forfeit all options issued/vested in the preceding 60 days, and shall forfeit all options which were issued/vested during the preceding 90 days if less than 30 days notice is provided. In the event of a change in control, as defined in the agreement, all options that may be earned under the agreement and which have not yet been issued/vested will accelerate and become fully vested. The agreement includes non-competition, non-solicitation, non-disparagement, confidentiality and indemnifications provisions.

Dr. Anthony Maida

On May 31, 2011, we entered into an employment agreement with Dr. Anthony Maida pursuant to which Dr. Maida serves as our Chief Operating Officer. The agreement provides for an annual compensation of $300,000 and options to purchase 1,250,000 shares of common stock with an exercise price of $0.66. Five thousand options vests on the last day of each month during the term of the agreement with the remainder of the options vesting based on certain milestones. The employment agreement is for a term of two years and can be terminated at any time by either party. If the Agreement is terminated without cause, Dr. Maida is entitled to three months severance; provided however, such payment shall be conditional and shall terminate in the event Dr. Maida obtains employment prior to the expiration of the three month period. Dr. Maida is not entitled to severance if he resigns or is terminated for Cause, as defined in the agreement. If Dr. Maida is terminated without cause, all options that may be earned under the agreement and which have not yet been issued/vested will accelerate and become fully vested under certain conditions. If Dr. Maida is terminated for cause, all issued/vested  options will expire thirty days from such termination and all other options will lapse immediately. In the event of Dr. Maida’ resignation upon at least 45 days notice, Dr. Maida shall not forfeit any issued/vested options. However, if Dr. Maida provides more than 30 days notice but less than 45 days notice then he shall forfeit all options issued/vested in the preceding 60 days, and shall forfeit all options which were issued/vested during the preceding 90 days if less than 30 days notice is provided. In the event of a change in control, as defined in the agreement, all options  that may be earned under the agreement and which have not yet been issued/vested will accelerate and become fully vested. The agreement includes non-competition, non-solicitation, non-disparagement, confidentiality and indemnifications provisions.

Leslie J. Goldman

On June 8, 2011, we entered into an employment agreement with Leslie J. Goldman pursuant to which Mr. Goldman serves as Senior Vice President for Business Development. The agreement provides for an annual compensation of $264,000 and options to purchase 2,250,000 shares of common stock with an exercise price of $0.66. One third of the options vested upon execution of the employment agreement, 1/3 vest monthly over the term of the agreement and the remaining 1/3 vest according to certain performance milestones. The employment agreement is for a term of two years and can be terminated at any time by either party. If the Agreement is terminated without cause, Mr. Goldman is entitled to three months severance; provided however, such payment shall be conditional and shall terminate in the event Mr. Goldman obtains employment prior to the expiration of the three month period. Mr. Goldman is not entitled to severance if he resigns or is terminated for cause, as defined in the agreement. If Mr. Goldman is terminated without cause, all options that may be earned under the agreement and which have not yet been issued/vested will accelerate and become fully vested under certain conditions. If Mr. Goldman is terminated for cause, all issued/vested options will expire thirty days from such termination. In the event of Mr. Goldman’s resignation upon at least 45 days notice, Mr. Goldman shall not forfeit any issued/vested options. However, if Mr. Goldman provides more than 30 days notice but less than 45 days notice then he shall forfeit all options issued/vested in the preceding 60 days, and shall forfeit all options which were issued/vested during the preceding 90 days if less than 30 days notice is provided. In the event of a change in control, as defined in the agreement, all options that may be earned under the agreement and which have not yet been issued/vested will accelerate and become fully vested. The agreement includes non-competition, non-solicitation, non-disparagement, confidentiality and indemnifications provisions.

Marnix Bosch

On May 31, 2011, we entered into an employment agreement with Marnix Bosch pursuant to which Mr. Bosch serves as our Chief Technical Officer. The agreement provides for an annual compensation of $325,000 and options to purchase 1,000,000 shares of common stock with an exercise price of $0.66, which vests over the term based on certain milestones. In addition, the employment agreement extends the term of existing options  for an additional 3 years. The employment agreement is for a term of two years and can be terminated at any time by either party. If the Agreement is terminated without cause, Mr. Bosch is entitled to three months severance; provided however, such payment shall be conditional and shall terminate in the event Mr. Bosch obtains employment prior to the expiration of the three month period. Mr. Bosch is not entitled to severance if he resigns or is terminated for cause, as defined in the agreement. If Mr. Bosch is terminated without cause, as defined in the agreement, all options  that may be earned under the agreement and which have not yet been issued/vested will accelerate and become fully vested under certain conditions. If Mr. Bosch is terminated for cause, all issued/vested options will expire thirty days from such termination. In the event of Mr. Bosch’s resignation upon at least 45 days notice, Mr. Bosch shall not forfeit any issued/vested options. However, if Mr. Bosch provides more than 30 days notice but less than 45 days notice then he shall forfeit all options issued/vested in the preceding 60 days, and shall forfeit all options which were issued/vested during the preceding 90 days if less than 30 days notice is provided. In the event of a change in control, as defined in the agreement, all options that may be earned under the agreement and which have not yet been issued/vested will accelerate and become fully vested. The agreement includes non-competition, non-solicitation, non-disparagement, confidentiality and indemnifications provisions.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities Authorized for Issuance under Equity Compensation Plan

We have an employee stock option plan (“2007 Stock Option Plan”).  The following table shows information with respect this plan as of December 31, 2011 (options in thousands).

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon Exercise of outstanding options, warrants and Rights (a)	Weighted-average exercise price of Outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	24,822	$0.66	10,794

Equity compensation plans not approved by security holders	—	—	—

Total	24,822	$0.66	10,794

The following table presents information regarding the beneficial ownership of our common stock as of April 9, 2012 by:

•	each person, or group of affiliated persons, who is known by us to own beneficially 5% or more of any class of our equity securities;

•	our directors;

•	each of our named executive officers, as defined in Item 402(a)(3) of Regulation S-K; and

•	our directors and executive officers as a group.

The applicable percentages of ownership are based on an aggregate of 157,800,763 shares of common stock issued and outstanding on April 9, 2012. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed shares of common stock subject to options, warrants, convertible preferred stock or convertible notes held by that person that are currently exercisable or exercisable within 60 days of April 9, 2012.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage (1)
Officers and Directors
Alton L. Boynton, Ph.D.(2)	3,074,719	3.10%
Marnix L. Bosch, Ph.D., M.B.A.(3)	1,820,056	1.90%
Linda F. Powers(4)	110,720,111	56.11%
Robert A. Farmer (5)	1,300,968	1.40%
Les Goldman (6)	3,220,823	3.30%
All executive officers and directors as a group (5 persons)(7)	120,136,677	65.81%
5% Security Holders
Toucan Capital Fund III, L.P.(8)	27,162,363	15.78%
7600 Wisconsin Avenue, Suite 700, Bethesda, MD 20814
Toucan Partners, LLC(9)	29,260,038	16.52%
7600 Wisconsin Avenue, Suite 700, Bethesda, MD 20814
Regen Med Acquisition Corp (10)	11,144,165	6.75%
1313 N. Market Street, Suite 5100
Wilmington, DE 19801
Al Rajhi Holdings (11)	8,877,073	5.63%
Rue Maurice 3, 1204 Geneve, Switzerland
Al Salam Opportunities Limited	2,590,270	1.64%
4th Floor Harbour Center
P.O. Box 613 George Town
Grand Cayman, British West Indies, KY1-1001
The Richard M. Schulze Family Trust (12)	8,902,175	5.64%
8500 Normandale Lake Blvd, Suite 1750,
Minneapolis, MN 55347
Cognate BioServices, Inc.(13)	46,000,000	29.15%
4800 East Shelby Drive, Suite 108, Memphis, TN

(1)	Percentage represents beneficial ownership percentage of common stock calculated in accordance with SEC rules and does not equate to voting percentages.

(2)	Includes 2,833,715 shares of common stock issuable upon exercise of options that are exercisable within 60 days of April 9, 2012.

(3)	Includes 1,486,039 shares of common stock issuable upon exercise of options that are exercisable within 60 days of April 9, 2012.

(4)	Includes (i) 12,866,324 shares of common stock held by Toucan Capital; (ii) 14,296,039 shares of common stock currently issuable upon exercise of warrants that are exercisable within 60 days held by Toucan Capital; (iii) 7,946,447 shares of common stock held by Toucan Partners; (iv) 12,516,924 shares of common stock currently issuable upon exercise of warrants that are exercisable within 60 days of April 9, 2012; (v) 8,145,919 shares of common stock currently issuable upon conversion of convertible loans held by Toucan Partners; (vi) 5,530,000 shares of common stock issuable upon exercise of options that are exercisable within 60 days; and (vii) 46,000,000 shares of common stock issued upon conversion of accounts payable to Cognate. Ms. Powers is a managing member of Toucan Management, LLC, which is the manager of Toucan Capital; is a managing member of Toucan Partners and controls a majority of the stock of Cognate BioServices, Inc.

(5)	Includes 328,397 shares of common stock currently issuable upon exercise of warrants that are exercisable within 60 days of April 9, 2012 and 140,000 shares issuable on conversion of a loan held by Mr. Farmer convertible within 60 days.

(6)	Includes 1,824,262 shares of common stock currently issuable upon exercise of warrants that are exercisable within 60 days; 875,000 shares of common stock issuable upon the exercise of options exercisable within 60 days of September 6, 2011 and 224,000 shares of common stock issuable upon conversion of loans held by Mr. Goldman convertible within 60 days.

(7)	Includes 10,724,754 shares issuable to officers and directors upon exercise of options that are exercisable within 60 days; 28,965,622 shares of common stock currently issuable upon exercise of warrants that are exercisable within 60 days; and 8,509,919 shares of common stock issuable upon conversion of convertible notes and amounts due to Toucan Partners.

(8)	Includes 14,296,039 shares of common stock currently issuable upon exercise of warrants that are exercisable within 60 days held by Toucan Capital.

(9)	Includes 12,516,924 shares of common stock currently issuable upon exercise of warrants that are exercisable within 60 days and 8,145,919 shares of common stock currently issuable upon conversion of convertible loans held by Toucan Partners.

(10)	Includes 7,416,703 shares of common stock currently issuable upon exercise of warrants that are exercisable within 60 days held by Regen Med.

(11)	Includes 1,743,411 shares of common stock currently issuable upon exercise of warrants that are exercisable within 60 days held by Al Rajhi.

(12)	Includes 2,307,972 shares of common stock currently issuable upon exercise of warrants that are exercisable within 60 days held by the Richard M. Schulze Family Trust.

(13)	Includes 46,000,000 shares of common stock issued upon conversion of amounts due to Cognate.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Toucan Capital and Toucan Partners

Toucan  Capital Fund II, L.P. or Toucan Capital loaned the Company $6.75 million during 2004 and 2005.  The Company’s Chief Executive Officer and the Board’s Chairperson is the managing director of Toucan Capital. In April 2006, the $6.75 million of notes payable plus all accrued interest were converted into shares of Series A-1 cumulative convertible Preferred Stock (the “Series A-1 Preferred Stock”). In connection with these loans the Company issued Toucan Capital a warrant to purchase 8,166,667 shares of Series A-1 Preferred Stock.  The warrants to purchase Series A-1 Preferred Stock were later converted into warrants to purchase 17,256,888 shares of common stock in connection with the Conversion Agreement, described below.

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

From November 14, 2005 through May 25, 2007, Toucan Partners, LLC or Toucan Partners loaned the Company $4.825 million under various promissory note agreements.  The Company’s current Chief Executive Officer and the Board’s Chairperson is the managing member of Toucan Partners.  The promissory note agreements were amended and restated into the 2007 Convertible Notes.  The 2007 Convertible Notes also included warrants to purchase shares of Series A-1 Preferred Stock ("2007 Warrants").  The Company repaid $5.3 million of principal and accrued interest due to Toucan Partners during 2007.  The warrants to purchase Series A-1 Preferred Stock were later converted into warrants to purchase 8,832,541 shares of common stock in connection with the Conversion Agreement, described below.

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

In March 2011, the Company received $550,000 from Toucan Capital as a convertible note payable.  The note was issued with a 10% original issue discount and a 10% one time interest charge payable to Toucan Capital.

On November 1, 2011, the Company issued 750,000 shares of common stock to Toucan Partners upon conversion of $150,000 of a note payable.

On December 29, 2011, the Company issued a convertible note for $100,000 to Toucan Partners with 100% warrant coverage.

As a result of the financings described above, as of December 31, 2011 Toucan Capital held:

•	an aggregate of 12,866,324 shares of Common Stock;

•	warrants to purchase 9,433,821 shares of Common Stock at an exercise price of $0.60 per share (net of 4,716,911 transferred to Regen Med);

•	warrants to purchase 5,256,238 shares of Common Stock at an exercise price of $0.60 per share (net of 2,628,119 transferred to Regen Med);

As a result of the financings described above, and other open market transactions, as of December 31, 2011, Toucan Partners and its managing member Ms. Linda Powers held:

•	an aggregate of 9,750,691 shares of Common Stock;

•	warrants to purchase 18,266,362 shares of Common Stock at an exercise price of $0.60 per share;

•	warrants to purchase 513,841 shares of common stock at an exercise price of $0.41 per share;

•	warrants to purchase 132,500 shares of common stock at an exercise price of $0.40 per share;

•	Warrants to purchase 2,195,667 shares of common stock at an exercise price of $0.75 per share

•	warrants to purchase 842,375 shares of common stock at an exercise price of $0.20 per share;

•	Warrants to purchase 5,256,238 shares of common stock at an exercise price of $0.15 per share

As of December 31, 2011, Linda Powers, including the holdings of Toucan Capital and Toucan Partners, held 71,202,148 shares of common stock, representing approximately 45% of the common stock outstanding. Further, as of December 31, 2011, Linda Powers, including the holdings of Toucan Capital and Toucan Partners, beneficially owned (including unexercised warrants) 110,720,111 shares of common stock, representing a beneficial ownership interest of approximately 56%.

On March 21, 2008, the Company executed a Sublease Agreement (the “Sublease Agreement”) with Toucan Capital Corporation for the space the Company used as its headquarters at 7600 Wisconsin Avenue, Suite 750, Bethesda, Maryland. The Sublease Agreement is effective as of July 1, 2007 and expires on October 31, 2016, unless sooner terminated according to its terms. The Company was and remains obligated to pay operating expenses allocable to the subleased premises under Toucan Capital Corporation’s master lease.  Effective November 30, 2009, the Sublease was terminated in connection with termination and buyout of the overall lease of this space.  (The overall lease and the Company’s Sublease had 7 years left to run at that time).  The termination and buyout did not require any lump sum exit payment.  Instead, it requires a partial payout over several years. The Company’s obligation will be approximately $127,000 in 2012. There are no more amounts due after 2012.

On February 9, 2012, the Company entered into an agreement with Toucan Partners LLC for financing of up to $2.25 million. Toucan provided the first $1.5 million of the funding at the time of execution, and will provide further funding when certain consents are obtained. In consideration of the financing, the Company issued to Toucan a convertible promissory note (the “Note”). The Note bears an Original Issue Discount (OID) of ten percent. The Note is payable on demand, with fourteen days’ prior notice. The Note is convertible at any time at a five percent discount to the market price of the common stock at the time of conversion. The Note is unsecured, but will become secured if the Company enters into any secured financing or encumbrance upon its assets while any portion of the Note remains outstanding or if there is an event of default under the Note. Pursuant to the Note, the Company also issued to Toucan warrants to purchase shares of the Company’s common stock, comprising one hundred percent warrant coverage of the repayment amount under the Note. The exercise price of the warrants will be $0.40 per share if the Company can obtain a waiver of any applicable anti-dilution provisions. If such waiver is not obtained, the exercise price of the warrants will be $0.57 per share, and the warrant coverage will be correspondingly adjusted.

During 2011, the Company received an operational loan from an entity control by Toucan Capital. Artecel, a stem cell research company, provided the Company with $734,000 to be used as funding for ongoing clinical trials. The Company and Artecel are have not yet agreed to repayment terms.

Cognate

During the quarter ended June 30, 2011, the Company entered into a new service agreement with Cognate Therapeutics, Inc. (“Cognate”), a contract manufacturing and services organization in which Toucan Capital has a majority interest. In addition, two of the principals of Toucan Capital are members of Cognate’s board of directors and Linda Powers who is a director of Cognate and managing director of Toucan Capital is Chairperson of the Company’s Board of Directors and Chief Executive Officer of the Company. This agreement replaces the agreement dated May 17, 2007 between the Company and Cognate, which had expired.  Under the service agreement, the Company agreed to continue to utilize Cognate’s services, for certain consulting and manufacturing services to the Company for its ongoing DCVax®-Brain Phase II clinical trial.  The scope of services and the economics are comparable to the prior agreement, and the structure and process for payments are simplified.  Under the terms of the new agreement the Company will pay Cognate a monthly facility fee of $400,000 per month (the same amount as under the prior agreement) and a fixed fee (in lieu of cost-plus charges) for each patient enrolled in the study, subject to specified minimum number of patients per month, plus charges for certain patient and product data services if such services are requested by the Company. The current service agreement expires on March 31, 2016. Additionally the Company has agreed to reimburse Cognate for enrollment ramp up costs, foreign program costs and costs of facilities and equipment dedicated to Company programs (which were also previously reimbursable).

Cognate has a cGMP (clean room manufacturing under current Good Manufacturing Practices) facility with a capacity for approximately 300 patients per year, which we believe will be sufficient for our Phase II clinical trial for DCVax -Brain. We have a plan with Cognate to accommodate an increase in production capacity based on demand and have detailed plans and cost analysis for additional  modular expansions which should increase the capacity of the current facilities from approximately 300 patients to over 5,000 patients per year. We believe that Cognate’s current facilities are sufficient to cover additional agreements for our initial commercialization efforts

On November 23, 2011, the Company and Cognate executed the conversion of $9.2 million dollars of amounts owed by Northwest Biotherapeutics, Inc. to Cognate Bioservices, Inc. into 46 million shares of common stock, using the agreed upon conversion rate of $0.20 per share. The Company recognized a loss on conversion of $7.8 million, which was the difference between the market value of the shares and the carrying amount of the liability. The Company and Cognate are continuing to negotiate the repayment terms of the outstanding balance owed by the Company.

During the years ending December 31, 2010 and 2011, respectively, the Company recognized approximately $7.8 million and $4.7 million of research and development costs related to this service agreement. As of December 31, 2010 and 2011, the Company owed Cognate approximately $10.2 million and $0.6 million, respectively.

Director Independence

We have one independent director on our Board of Directors and will insure that all transactions are on terms at least as favorable to the Company as we would negotiate with unrelated third parties

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

        The aggregate fees billed and unbilled for the fiscal years ended December 31, 2011 and December 31, 2010 for professional services rendered by our principal accountants for the audits of our annual financial statements, the review of our financial statements included in our quarterly reports on Form 10-Q and consultations and consents were approximately $158,347 and $101,264

Audit-Related Fees

        There were no aggregate fees billed for the fiscal year ended December 31, 2011 and 2010 for assurance and related services rendered by our principal accountants related to the performance of the audit or review of our financial statements, specifically accounting research.

Tax and Other Fees

        The aggregate fees billed for the fiscal year ended December 31, 2011 and December 31, 2010 for professional services rendered by our principal accountants for tax related research and advice were $3,281 and $5,365, respectively.

Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal accountants on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal accountants. Our Audit Committee pre-approves these services by category and service. Our Audit Committee has pre-approved all of the services provided by our principal accountants.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

             The Exhibits listed below are identified by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K. The Exhibits designated by an asterisk (*) are management contracts or compensatory plans or arrangements required to be filed pursuant to Item 15.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Seventh Amended and Restated Certificate of Incorporation (Incorporated by reference to exhibit 3.1 filed with the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1(File No. 333-134320) on July 17, 2006)

3.2	Third Amended and Restated Bylaws of the Company (Incorporated by reference to exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K on June 22, 2007)

3.3	Amendment to Seventh Amended and Restated Certificate of Incorporation (Incorporated by reference to exhibit 3.2 filed with the Registrant’s Current Report on Form 8-K on June 22, 2007)

3.4	Amendment to Seventh Amended and Restated Certificate of Incorporation (Incorporated by reference to exhibit 3.4 filed with the Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 on January 28, 2008)

4.1	Form of common stock certificate (Incorporated by reference to exhibit 4.1filed with the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-67350) on November 14, 2001)

4.2	Northwest Biotherapeutics, Inc. Stockholders Rights Agreement dated February 26, 2002 between the Company and Mellon Investors Services, LLC (Incorporated by reference to exhibit 4.2 filed with the Registrant’s Registration Statement on Form 8-A on July 8, 2002)

4.3	Form of Rights Certificate (Incorporated by reference to exhibit 4.1filed with the Registrant’s Registration Statement on Form 8-A on July 8, 2002)

4.4	Amendment to Northwest Biotherapeutics, Inc. Stockholders Rights Agreement dated April 26, 2004 (Incorporated by reference to exhibit 4.2 filed with the Registrant’s Form 10-K on May 14, 2004)

10.1	Amended and Restated Loan Agreement and 10% Promissory Note dated November 14, 2005 in the principal amount of $400,000 as amended and restated on April 14, 2007 between the Company and Toucan Partners, LLC (Incorporated by reference to exhibit 10.1 filed with the Registrant’s Form 10-K on April 17, 2007)

10.2	Second Amended and Restated Loan Agreement and 10% Promissory Note originally dated December 30, 2005, and amended and restated on April 17, 2006 and April 14, 2007 in the principal amount of $250,000 between the Company and Toucan Partners, LLC (Incorporated by reference to exhibit 10.2 filed with the Registrant’s Form 10-K on April 17, 2007)

10.3	Second Amended and Restated Loan Agreement and 10% Promissory Note originally dated March 9, 2006, and as amended and restated on April 17, 2006 and April 14, 2007 in the principal amount of $300,000 between the Company and Toucan Partners, LLC (Incorporated by reference to exhibit 10.3 filed with the Registrant’s Form 10-K on April 17, 2007)

10.4	Form of Loan Agreement and 10% Convertible, Promissory Note between the Company and Toucan Partners, LLC (Incorporated by reference to exhibit 10.4 filed with the Registrant’s Form 10-K on April 17, 2007)

10.5	Amended and Restated Investor Rights Agreement dated April 17, 2006 (Incorporated by reference to exhibit 10.4 filed with the Registrant’s Current Report on Form 10-K on April 18, 2006)

10.6	Second Amended and Restated Investor Rights Agreement dated June 22, 2007 between the Company and Toucan Capital Fund II, LLP (Incorporated by reference to exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K on June 22, 2007)

10.7	Warrant to purchase securities of the Company dated April 12, 2005 issued to Toucan Capital Fund II, L.P. (Incorporated by reference to exhibit 10.39 filed with the Registrant’s Annual Report on Form 10-K on April 15, 2005)

10.8

Warrant to purchase securities of the Company dated May 13, 2005 issued to Toucan Capital Fund II, L.P. (Incorporated by reference to exhibit 10.3 filed with the Registrant’s Current Report on Form 8- K on May 18, 2005).

10.9	Warrant to purchase securities of the Company dated June 16, 2005 issued to Toucan Capital Fund II, L.P. (Incorporated by reference to exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K on June 21, 2005)

10.10	Warrant to purchase securities of the Company dated July 26, 2005 issued to Toucan Capital Fund II, L.P. (Incorporated by reference to exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K on August 1, 2005)

10.11	Warrant to purchase securities of the Company dated September 7, 2005 issued to Toucan Capital Fund II, L.P. (Incorporated by reference to exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K on September 9, 2005)

10.12	Amended Form of Warrant to purchase securities of the Company dated November 14, 2005 and April 17, 2006, as amended April 14, 2007, issued to Toucan Partners, LLC (Incorporated by reference to exhibit 10.21 filed with the Registrant’s Form 10-K on April 17, 2007)

10.13	Form of Warrant to purchase securities of the Company dated April 14, 2007 issued to Toucan Partners, LLC (Incorporated by reference to exhibit 10.22 filed with the Registrant’s Form 10-K on April 17, 2007)

10.14	Loan Agreement and 10% Convertible Promissory Note in the principal amount of $100,000 between the Company and Toucan Partners, LLC, dated April 27, 2007 (Incorporated by reference to exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on May 3, 2007)

10.15	Warrant to purchase securities of the Company issued to Toucan Partners, LLC, dated April 27, 2007 (Incorporated by reference to exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K on May 3, 2007)

10.16	Form of Toucan Partners Loan Agreement and 10% Convertible Note, dated as of June 1, 2007 (Incorporated by reference to exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on June 7, 2007)

10.17	Form of Toucan Partners Warrant, dated as of June 1, 2007 (Incorporated by reference to exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K on June 7, 2007)

10.18	Amended and Restated Warrant to purchase Series A Preferred Stock issued to Toucan Capital Fund II, L.P., dated as of June 1, 2007 (Incorporated by reference to exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K on June 7, 2007)

10.19	Warrant to purchase Series A-1 Preferred Stock issued to Toucan Capital Fund II, L.P., dated as of June 1, 2007 (Incorporated by reference to exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K on June 7, 2007)

10.20	Warrant to purchase Series A-1 Preferred Stock issued to Toucan Capital Fund II, L.P., dated as of June 1, 2007 (Incorporated by reference to exhibit 10.5 filed with the Registrant’s Current Report on Form 8-K on June 7, 2007)

10.21	Northwest Biotherapeutics, Inc. $225,000 Demand Note dated June 13, 2007 (Incorporated by reference to exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on June 18, 2007)

10.22	Form of Warrant to purchase common stock of the Company, as amended (Incorporated by reference to exhibit 10.27 filed with the Registrant’s Current Report on Form 10-K on April 18, 2006)

10.23**	Northwest Biotherapeutics DCVax — Brain Services Agreement with Cognate BioServices, Inc. dated May 17, 2007 (Incorporated by reference to exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on May 21, 2007)

10.24***	1998 Stock Option Plan (Incorporated by reference to exhibit 10.15 filed with the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-67350) on November 14, 2001)

10.25***	1999 Executive Stock Option Plan (Incorporated by reference to exhibit 10.16 filed with the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-67350) on November 14, 2001)

10.26***	2001 Stock Option Plan (Incorporated by reference to exhibit 10.17 filed with the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-67350) on November 14, 2001)

10.27***	2001 Nonemployee Director Stock Incentive Plan (Incorporated by reference to exhibit 10.18 filed with the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-67350) on November 14, 2001).

10.28***	Employee Stock Purchase Plan (Incorporated by reference to exhibit 10.19 filed with the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-67350) on November 14, 2001)

10.29***	2007 Stock Option Plan (Incorporated by reference to exhibit 10.5 filed with the Registrant’s Current Report on Form 8-K on June 22, 2007)

10.30***	Form of Stock Option Agreement under the 2007 Stock Option Plan (Incorporated by reference to exhibit 10.2 filed with the Registrant’s Registration Statement on Form S-8 on November 21, 2007)

10.31	Clinical Study Agreement between the Company and the Regents of the University of California dated February 14, 2006 (Incorporated by reference to exhibit 10.35 filed with the Registrant’s Current Report on Form 10-K on April 18, 2006)

10.32	Sublease Agreement, dated as of March 21, 2008, between the Company and Toucan Capital Corporation (Incorporated by reference to exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on March 24, 2008)

10.33	Loan Agreement and Promissory Note, dated May 9, 2008 between the Company and Al Rajhi Holdings WLL (Incorporated by reference to exhibit 4.5 filed with the Registrant’s Current Report on Form 8-K on May 15, 2008)

10.34	Loan Agreement and Promissory Note, dated August 19, 2008 between the Company and Toucan Partners LLC (Incorporated by reference to exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q on August 19, 2008)

10.35	Loan Agreement and Promissory Note, dated October 1, 2008 between the Company and SDS Capital Group SPC, Ltd (Incorporated by reference to exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K on October 6, 2008)

10.36	Warrant, dated October 1, 2008, between the Company and SDS Capital Group SPC, Ltd (Incorporated by reference to exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K on October 6, 2008)

10.37	Loan Agreement and Promissory Note, dated October 21, 2008, between the Company and SDS Capital Group SPC, Ltd (Incorporated by reference to exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K on November 11, 2008)

10.38	Form of Loan Agreement and Promissory Note, dated November 6, 2008, between the Company and a Group of Private Investors (Incorporated by reference to exhibit 10.5 filed with the Registrant’s Current Report on Form 8-K on November 11, 2008)

10.39	Form of Warrant, dated November 6, 2008, between the Company and SDS Capital Group SPC. Ltd and a Group of Private Investors (Incorporated by reference to exhibit 10.5 filed with the Registrant’s Current Report on Form 8-K on November 11, 2008)

10.40	Loan Agreement and Promissory Note, dated December 22, 2008, between the Company and Toucan Partners LLC (Incorporated by reference to exhibit 10.62 filed with the Registrant’s Form 10-K on April 15, 2009)

10.41	Form of Warrant, dated December 22, 2008, between the Company and Toucan Partners LLC (Incorporated by reference to exhibit 10.63 filed with the Registrant’s Form 10-K on April 15, 2009)

10.42	Form of Warrant, dated March 27,2009, between the Company and a Group of Equity Investors (Incorporated by reference to exhibit 10.66 filed with the Registrant’s Form 10-K on April 15, 2009)

10.43	Form of Loan Agreement and Promissory Note, dated March 27 2009, between the Company and a Group of Private Lenders (Incorporated by reference to exhibit 10.67 filed with the Registrant’s Form 10-K on April 15, 2009)

10.44	Purchase Agreement, dated November 14, 2011 between the Company and Four M Purchasers, LLC.

10.45	Amendment to Purchase Agreement, dated December 6, 2011 between the Company and Four M Purchasers, LLC.

10.46	Second Amendment to Purchase Agreement, dated January 6, 2012 between the Company and Four M Purchasers, LLC.

21	Subsidiary of the Registrant (Incorporated by reference to exhibit 21.1 filed with Post-Effective No. 1 to the Registrant’s Form S-1 on December 17, 2007)

23.1	Consent from Peterson Sullivan, LLP

31.1	Certification of the Principal Executive and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of the Principal Executive and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the annual report on Form 10-K of the Company for the year ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) the Statements of Operations, (ii) the Balance Sheets, (iii) the Statements of Cash Flows (iv) the Statement of Shareholders’ Equity and (v) the Notes to Financial Statements tagged as blocks of text.

**	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

***	Denotes management contract or compensation plan or arrangement.
53

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC. (Registrant)
Date: April 13, 2012	By:	/s/ Linda F. Powers
Linda F. Powers,
Chief Executive Officer(Principal Executive Officer and Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Linda F. Powers	Chief Executive Officer (Principal	April 13, 2012
LINDA F. POWERS	Executive Officer and Principal Financial and Accounting Officer))

/s/ Alton L. Boynton	Director	April 13, 2012
ALTON L. BOYNTON

/s/ Robert A Farmer	Director	April 13, 2012
ROBERT A FARMER
54

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

F-1

Part I — Financial Information

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Northwest Biotherapeutics, Inc.

Bethesda, Maryland

We have audited the accompanying consolidated balance sheets of Northwest Biotherapeutics, Inc. and Subsidiaries (a development stage company) ("the Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive loss, and cash flows for the years then ended, and for the period from March 18, 1996 (date of inception) to December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northwest Biotherapeutics, Inc. and Subsidiaries (a development stage company) as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, and for the period from March 18, 1996 (date of inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States.

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

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

April 13, 2012

F-2

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

Consolidated Balance Sheets

(in thousands)

	December 31, 2010	December 31, 2011
Assets
Current assets:
Cash	$153	$24
Prepaid expenses and other current assets	86	94
Total current assets	239	118

Property and equipment:
Laboratory equipment	29	29
Office furniture and other equipment	123	172
	152	201
Less accumulated depreciation and amortization	(113)	(123)
Property and equipment, net	39	78
Deposit and other non-current assets	16	16
Total assets	$294	$212
Liabilities And Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,835	$2,219
Accounts payable, related party	10,527	1,589
Accrued expenses	2,074	2,185
Accrued expenses, related party	1,749	630
Notes payable	1,364	3,149
Note payable to related parties	4,000	2,056
Convertible notes payable, net	2,736	4,832
Convertible notes payable to related party, net	-	3,588
Embedded derivative liability	839	601
Liability for reclassified equity contracts	-	29,903
Total current liabilities	26,124	50,752
Long term liabilities:
Notes payable, net	350	200
Convertible notes payable, net	555	1,433
Convertible notes payable to related party, net	949	-
Total long term liabilities	1,854	1,633
Total liabilities	27,978	52,385
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized and none issued and outstanding
Common stock, $0.001 par value; 150,000,000 shares authorized, 73,118,471 and 149,345,623 shares issued and outstanding at December 31, 2010 and December 31, 2011, respectively	73	150
Additional paid-in capital	191,344	199,605
Deficit accumulated during the development stage	(218,948)	(251,778)
Cumulative translation adjustment	(153)	(150)
Total stockholders’ equity (deficit)	(27,684)	(52,173)
Total liabilities and stockholders’ equity (deficit)	$294	$212

See accompanying notes to the consolidated financial statements

F-3

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

Consolidated Statements of Operations

(in thousands, except per share data)

			Period from
			March 18, 1996
	Years Ended		(Inception) to
	December 31		December 31,
	2010	2011	2011
Revenues:
Research material sales	$10	$10	$580
Contract research and development from related parties	-	-	1,128
Research grants and other	-	-	1,061
Total revenues	10	10	2,769
Operating cost and expenses:
Cost of research material sales	-	-	382
Research and development	9,899	13,452	90,264
General and administration	5,463	13,335	75,324
Depreciation and amortization	2	10	2,363
Loss on facility sublease	-	-	895
Asset impairment loss and other loss	-	-	2,445
Total operating costs and expenses	15,364	26,797	171,673
Loss from operations	(15,354)	(26,787)	(168,904)
Other income (expense):
Valuation of reclassified equity instruments	-	8,821	15,580
Conversion inducement expense	(4,673)	(7,944)	(18,234)
Derivative valuation gain	54	728	782
Gain on sale of intellectual property and property and equipment	-	-	3,664
Interest expense	(7,884)	(7,648)	(41,564)
Interest income and other	489	-	1,707
Net loss	(27,368)	(32,830)	(206,969)
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	-	-	(12,349)
Modification of Series A preferred stock warrants	-	-	(2,306)
Modification of Series A-1 preferred stock warrants	-	-	(16,393)
Series A preferred stock dividends	-	-	(334)
Series A-1 preferred stock dividends	-	-	(917)
Warrants issued on Series A and Series A-1 preferred stock dividends	-	-	(4,664)
Accretion of Series A preferred stock mandatory redemption obligation	-	-	(1,872)
Series A preferred stock redemption fee	-	-	(1,700)
Beneficial conversion feature of Series D preferred stock	-	-	(4,274)
Net loss applicable to common stockholders	$(27,368)	$(32,830)	$(251,778)

Net loss per share applicable to common stockholders — basic	$(0.41)	$(0.35)

Weighted average shares used in computing basic loss per share	67,063	94,197

See accompanying notes to consolidated financial statements.

F-4

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE LOSS

									Deficit
									Accumulated
			Preferred Stock		Preferred Stock		Additional		During the	Cumulative	Total
	Common Stock		Series A	Series A-1			Paid-In	Deferred	Development	Translation	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Stage	Adjustment	Equity (Deficit)
					(In thousands)
Balances at March 18, 1996	—	$—	—	$—	—	$—	$—	$—	$—	$—	$—
Accretion of membership units mandatory redemption obligation	—	—	—	—	—	—	—	—	(106)	—	(106)
Net loss	—	—	—	—		—	—	—	(1,233)	—	(1,233)
Balances at December 31, 1996	—	—	—	—	—	—	—	—	(1,339)	—	(1,339)
Accretion of membership units mandatory redemption obligation	—	—	—	—	—	—	—	—	(275)	—	(275)
Net loss	—	—	—	—	—	—	—	—	(2,560)	—	(2,560)
Balances at December 31, 1997	—	—	—	—	—	—	—	—	(4,174)	—	(4,174)
Conversion of membership units to common stock	2,203	2	—	—	—	—	—	—	(2)	—	—
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	—	—	—	—	(329)	—	(329)
Net loss	—	—	—	—	—	—	—	—	(4,719)	—	(4,719)
Balances at December 31, 1998	2,203	2	—	—	—	—	—	—	(9,224)	—	(9,222)
Issuance of Series C preferred stock warrants for services related to sale of Series C preferred shares	—	—	—	—	—	—	394	—	—	—	394
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	—	—	—	—	(354)	—	(354)
Net loss	—	—	—	—	—	—	—	—	(5,609)	—	(5,609)
Balances at December 31, 1999	2,203	2	—	—	—	—	394	—	(15,187)	—	(14,791)
Issuance of Series C preferred stock warrants in connection with lease agreement	—	—	—	—	—	—	43	—	—	—	43
Exercise of stock options for cash	2	—	—	—	—	—	1	—	—	—	1
Issuance of common stock at $0.85 per share for license rights	5	—	—	—	—	—	4	—	—	—	4
Issuance of Series D preferred stock warrants in convertible promissory note offering	—	—	—	—	—	—	4,039	—	—	—	4,039
Beneficial conversion feature of convertible promissory notes	—	—	—	—	—	—	1,026	—	—	—	1,026
Issuance of Series D preferred stock warrants for services related to sale of Series D preferred shares	—	—	—	—	—	—	368	—	—	—	368
Issuance of common stock warrants in conjunction with issuance of promissory note	—	—	—	—	—	—	3	—	—	—	3
Cancellation of common stock	(275)	—	—	—	—	—	—	—	—	—	—
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	—	—	—	—	(430)	—	(430)
Net loss	—	—	—	—		—	—	—	(12,779)	—	(12,779)
Balances at December 31, 2000	1,935	2	—	—	—	—	5,878	—	(28,396)	—	(22,516)
Issuance of Series D preferred stock warrants in conjunction with refinancing of note payable to stockholder	—	—	—	—	—	—	225	—	—	—	225
Beneficial conversion feature of convertible promissory note	—	—	—	—	—	—	456	—	—	—	456
Beneficial conversion feature of Series D preferred stock	—	—	—	—	—	—	4,274	—	(4,274)	—	—
Issuance of Series D preferred stock warrants for services related to the sale of Series D preferred shares	—	—	—	—	—	—	2,287	—	—	—	2,287
Exercises of stock options and warrants for cash	1,158	1	—	—	—	—	407	—	—	—	408
Issuance of common stock in initial public offering for cash, net of offering costs of $2,845	4,000	4	—	—	—	—	17,151	—	—	—	17,155
Conversion of preferred stock into common stock	9,776	10	—	—	—	—	31,569	—	—	—	31,579
Series A preferred stock redemption fee	—	—	—	—	—	—	—	—	(1,700)	—	(1,700)
Issuance of stock options to nonemployees for services	—	—	—	—	—	—	45	—	—	—	45
Deferred compensation related to employee stock options	—	—	—	—	—	—	1,330	(1,330)	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	314	—	—	314
Accretion of Series A preferred stock mandatory redemption obligation	—	—	—	—	—	—	—	—	(379)	—	(379)
Net loss	—	—	—	—	—	—	—	—	(10,940)	—	(10,940)
Balances at December 31, 2001	16,869	17	—	—	—	—	63,622	(1,016)	(45,689)	—	16,934
Issuance of unregistered common stock	1,000	1	—	—	—	—	199	—	—	—	200
Issuance of common stock, Employee Stock Purchase Plan	9	—	—	—	—	—	6	—	—	—	6
Issuance of common stock warrants to Medarex	—	—	—	—	—	—	80	—	—	—	80
Issuance of restricted stock to nonemployees	8	—	—	—	—	—	34	—	—	—	34
Issuance of stock options to nonemployees for service	—	—	—	—	—	—	57	—	—	—	57
Issuance of stock options to employees	—	—	—	—	—	—	22	(22)	—	—	—
Cancellation of employee stock options	—	—	—	—	—	—	(301)	301	—	—	—
Exercise of stock options and warrants for cash	32	—	—	—	—	—	18	—	—	—	18
Deferred compensation related to employee restricted stock option	99	—	—	—	—	—	449	(449)	—	—	—
Cancellation of employee restricted stock grants	(87)	—	—	—	—	—	(392)	392	—	—	—
Amortization of deferred compensation, net	—	—	—	—	—	—	—	350	—	—	350
Net loss	—	—	—	—	—	—	—	—	(12,804)	—	(12,804)
Balances at December 31, 2002	17,930	18	—	—	—	—	63,794	(444)	(58,493)	—	4,875
Issuance of unregistered common stock to Medarex	1,000	1	—	—	—	—	199	—	—	—	200
Issuance of unregistered common stock to Nexus	90	—	—	—	—	—	35	—	—	—	35
Issuance of common stock warrants to Medarex	—	—	—	—	—	—	80	—	—	—	80
Issuance of warrants with convertible promissory note	—	—	—	—	—	—	221	—	—	—	221
Beneficial conversion feature of convertible promissory note	—	—	—	—	—	—	114	—	—	—	114
Issuance of common stock, Employee Stock Purchase Plan	4	—	—	—	—	—	—	—	—	—	—
Exercise of stock options and warrants for cash	8	—	—	—	—	—	—	—	—	—	—
Cancellation of employee restricted stock grants	(4)	—	—	—	—	—	(20)	20	—	—	—
Cancellation of employee stock options	—	—	—	—	—	—	(131)	131	—	—	—
Amortization of deferred compensation, net	—	—	—	—	—	—	—	240	—	—	240
Non-employee stock compensation	—	—	—	—	—	—	2	—	—	—	2
Net loss	—	—	—	—	—	—	—	—	(5,752)	—	(5,752)
Balances at December 31, 2003	19,028	19	—	—	—	—	64,294	(53)	(64,245)	—	15
Issuance of warrants with convertible promissory note	—	—	—	—	—	—	1,711	—	—	—	1,711
Beneficial conversion feature of convertible promissory note	—	—	—	—	—	—	1,156	—	—	—	1,156
Issuance of common stock, Employee Stock Purchase Plan	1	—	—	—	—	—	—	—	—	—	—
Cancellation of employee stock options	—	—	—	—	—	—	(5)	5	—	—	—
Amortization of deferred compensation, net	—	—	—	—	—	—	—	41	—	—	41
Warrant valuation			—	—	—	—	368	—	—	—	368
Net loss	—	—	—	—	—	—	—	—	(8,508)	—	(8,508)
Balances at December 31, 2004	19,029	19	—	—	—	—	67,524	(7)	(72,753)	—	(5,217)
Issuance of unregistered common stock and preferred stock to Toucan Capital	—	—	32,500	33	—	—	1,243	—	—	—	1,276
Issuance of stock options to non-employees for services	—	—	—	—	—	—	3	—	—	—	3
Issuance of warrants with convertible promissory note	—	—	—	—	—	—	1,878	—	—	—	1,878
Exercise of stock options and warrants for cash	49	—	—	—	—	—	4	—	—	—	4
Amortization of deferred compensation, net	—	—	—	—	—	—	—	7	—	—	7
Beneficial conversion feature of convertible promissory note	—	—	—	—	—	—	1,172	—	—	—	1,172
Common Stock warrant liability	—	—	—	—	—	—	(604)	—	—	—	(604)
Net loss	—	—	—	—	—	—	—	—	(9,937)	—	(9,937)
Balances at December 31, 2005	19,078	19	32,500	33	—	—	71,220	—	(82,690)	—	(11,418)
Issuance of common stock to PIPE Investors for cash, net of cash and non-cash offering costs of $837	39,468	39	—	—	—	—	4,649	—	—	—	4,688
Issuance of warrants to PIPE investment bankers	—	—	—	—	—	—	395	—	—	—	395
Conversion of notes payable due to Toucan Capital to Series A-1 preferred stock	—	—	—	—	4,817	5	7,702	—	—	—	7,707
Conversion of notes payable due to management to common stock	2,688	3	—	—	—	—	266	—	—	—	269
Issuance of warrants with convertible promissory notes	—	—	—	—	—	—	236	—	—	—	236
Exercise of stock options and warrants for cash	66	—	—	—	—	—	9	—	—	—	9
Exercise of stock options and warrants — cashless	3,942	4	—	—	—	—	(4)	—	—	—	—
Stock compensation expense	—	—	—	—	—	—	19	—	—	—	19
Beneficial conversion feature of convertible promissory note	—	—	—	—	—	—	64	—	—	—	64
Common Stock warrant liability	—	—	—	—	—	—	(6,523)	—	—	—	(6,523)
Net loss	—	—	—	—	—	—	—	—	(1,395)	—	(1,395)
Balances at December 31, 2006	65,241	65	32,500	33	4,817	5	78,033	—	(84,085)	—	(5,949)
Conversion of common stock at par related to the reverse stock split	(60,892)	(61)	—	—	—	—	61	—	—	—	—
Conversion of Series A and A-1 preferred stock into common stock	15,012	15	(32,500)	(33)	(4,817)	(5)	23	—	—	—	—
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	6,861	7	—	—	—	—	12,342	—	(12,349)	—	—
Modification of preferred stock Series A and Series A-1 warrants	—	—	—	—	—	—	18,699	—	(18,699)	—	—
Series A and Series A-1 preferred stock dividend payment	—	—	—	—	—	—	—	—	(1,251)	—	(1,251)
Warrants issued on Series A and Series A-1 preferred stock dividends	—	—	—	—	—	—	4,664	—	(4,664)	—	—
Issuance of common stock in initial public offering on the AIM London market for cash, net of offering costs of $3,965	15,789	16	—	—	—	—	25,870	—	—	—	25,886
Remeasurement of warrants issued in connection with convertible promissory notes	—	—	—	—	—	—	4,495	—	—	—	4,495
Remeasurement of beneficial conversion feature related to convertible promissory notes	—	—	—	—	—	—	1,198	—	—	—	1,198
Exercise of warrants — cashless	335	—	—	—	—	—	—	—	—	—	—
Stock compensation expense	—	—	—	—	—	—	2,679	—	—	—	2,679
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	(4)	(4)
Net loss	—	—	—	—	—	—	—	—	(21,247)	—	(21,247)
Total comprehensive loss											(21,251)
Balances at December 31, 2007	42,346	42	—	—	—	—	148,064	—	(142,295)	(4)	5,807

Stock issuance in exchange for license option	122	—	—	—	—	—	225	—	—	—	225
Exercise of stock options — cashless	25	—	—	—	—	—	1	—	—	—	1
Stock compensation expense	—	—	—	—	—	—	3,001	—	—	—	3,001
								—
Issuance of warrants with promissory notes	—	—	—	—	—	—	1,017	—	—	—	1,017
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	(20)	(20)
Net loss	—	—	—	—	—	—	—	—	(22,331)	—	(22,331)
Total comprehensive loss											(22,351)
Balances at December 31, 2008	42,493	42	—	—	—	—	152,308	—	(164,626)	(24)	(12,300)

Exercise of stock options — cashless	20	—	—	—	—	—	—	—	—	—	—
Exercise of warrants — cashless	1,214	—	—	—	—	—	—	—	—	—	—
Issuance of common stock in private placements	2,378	2	—	—	—	—	1,391	—	—	—	1,393
Stock compensation expense	—	—	—	—	—	—	2,712	—	—	—	2,618
Debt Discount related to beneficial conversion	—	—	—	—	—	—	2,578	—	—	—	2,578
Warrants issued for services	—	—	—	—	—	—	1,645	—	—	—	1,645
Stock and warrants issued for services	3,662	3	—	—	—	—	2,819	—	—	—	2,916
Loan conversion	563	1	—	—	—	—	111	—	—	—	112
Loan conversion and conversion inducement	8,547	10	—	—	—	—	7,321	—	—	—	7,331

Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	(25)	(25)
Net loss	—	—	—	—	—	—	—	—	(26,954)	—	(26,954)
Total comprehensive loss											(26,979)
Balances at December 31, 2009	58,877	58	—	—	—	—	170,885	—	(191,580)	(49)	(20,686)

Stock compensation expense	—	—	—	—	—	—	2,004	—	—	—	2,004
Debt discount related to beneficial conversion and warrants	—	—	—	—	—	—	3,254	—	—	—	3,254
Stock and warrants issued for services	2,264	2	—	—	—	—	2,246	—	—	—	2,248
Interest extensions and warrant valuations	1,139	1	—	—	—	—	2,627	—	—	—	2,628
Issuance of common stock in private placements	5,118	6	—	—	—	—	3,832	—	—	—	3,838
Loan conversion and conversion inducement	5,720	6	—	—	—	—	6,406	—	—	—	6,412
Sale of warrants	—	—	—	—	—	—	90	—	—	—	90
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	(104)	(104)
Net loss	—	—	—	—	—	—	—	—	(27,368)	—	(27,368)
Total comprehensive loss											(27,472)
Balance at December 31, 2010	73,118	73	—	—	—	—	191,344	—	(218,948)	(153)	(27,684)

Stock compensation expense	—	—	—	—	—	—	8,445	—	—	—	8,445
Debt discount related to beneficial conversion and warrants	—	—	—	—	—	—	4,267	—	—	—	4,267
Stock and warrants issued for services	8,047	8	—	—	—	—	5,369	—	—	—	5,377
Interest extensions and warrant valuations	—	—	—	—	—	—	797	—	—	—	797
Issuance of common stock in private placements	8,183	7	—	—	—	—	5,494	—	—	—	5,501
Loan conversion and conversion inducement	59,997	62	—	—	—	—	21,712	—	—	—	21,774
Reclassified equity instruments	—	—	—	—	—	—	(38,723)	—	—	—	(38,723)
Embedded derivitive liabilities reclassified	—	—	—	—	—	—	900	—	—	—	900
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	3	3
Net loss	—	—	—	—	—	—	—	—	(32,830)	—	(32,830)
Total comprehensive loss											(32,827)
Balance at December 31, 2011	149,345	$150	—	—	—	—	$199,605	—	$(251,778)	$(150)	$(52,173)

See accompanying notes to consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(in thousands)

			Period from
			March 18,
			1996
	Years Ended		(Inception) to
	December 31,		December 31,
	2010	2011	2011
Cash Flows from Operating Activities:
Net Loss	$(27,368)	$(32,830)	$(206,969)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	2	10	2,363
Amortization of deferred financing costs	-	-	320
Amortization debt discount	4,508	6,016	30,225
Derivative valuation gain	(54)	(728)	(782)
Accrued interest converted to stock	-	-	260
Accreted interest on convertible promissory note	-	-	1,484
Stock-based compensation costs	2,004	8,445	19,859
Stock and warrants issued for services and other expenses	4,559	10,934	20,269
Loan conversion inducement	4,673	125	10,415
Valuation of reclassified equity contracts	-	(8,820)	(15,579)
Asset impairment loss and loss (gain) on sale of properties	-	-	(936)
Loss on facility sublease	-	-	895
Increase (decrease) in cash resulting from changes in assets and liabilities:
Prepaid expenses and other current assets	(64)	(8)	616
Accounts payable and accrued expenses	745	1,356	7,146
Related party accounts payable and accrued expenses	4,619	793	13,069
Accrued loss on sublease	-	-	(265)
Deferred rent	-	-	410
Net Cash used in Operating Activities	(6,376)	(14,707)	(117,200)
Cash Flows from Investing Activities:
Purchase of property and equipment, net	(41)	(49)	(5,093)
Proceeds from sale of property and equipment	-	-	258
Proceeds from sale of intellectual property	-	-	1,816
Proceeds from sale of marketable securities	-	-	2,000
Refund of security deposit	-	-	(3)
Transfer of restricted cash	-	-	(1,035)
Net Cash used in Investing Activities	(41)	(49)	(2,057)
Cash Flows from Financing Activities:
Proceeds from issuance of note payable	1,140	2,130	7,980
Proceeds from issuance of convertible notes payable to related parties	-	600	1,900
Proceeds from issuance of note payable to related parties	-	-	11,250
Repayment of note payable to related parties	(900)	(450)	(8,050)
Proceeds from issuance of convertible promissory note and warrants, net of issuance costs	2,992	7,242	23,333
Repayment of convertible promissory note	(551)	(399)	(1,069)
Borrowing under line of credit, Northwest Hospital	-	-	2,834
Repayment of line of credit, Northwest Hospital	-	-	(2,834)
Payment on capital lease obligations	-	-	(323)
Payments on note payable	-	-	(420)
Proceeds from issuance preferred stock, net	-	-	28,708
Proceeds from exercise of stock options and warrants	-	-	228
Proceeds from issuance common stock, net	3,838	5,501	59,075
Proceeds from sale of stock warrant	90	-	90
Payment of preferred stock dividends	-	-	(1,251)
Series A preferred stock redemption fee	-	-	(1,700)
Deferred financing costs	-	-	(320)
Net Cash provided by Financing Activities	6,609	14,624	119,431
Effect of exchange rates on cash	(104)	3	(150)
Net increase (decrease) in cash	88	(129)	24
Cash at beginning of period	65	153	-
Cash at end of period	$153	$24	$24

Supplemental disclosure of cash flow information — Cash paid during the period for interest	$-	$-	$1,879
Supplemental schedule of non-cash financing activities:
Equipment acquired through capital leases	$-	$-	$285
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	-	-	12,349
Issuance of common stock in connection with conversion of liabilities	1,786	15,769	19,055
Modification of Series A preferred stock warrants	-	-	2,306
Modification of Series A-1 preferred stock warrants	-	-	16,393
Warrants issued on Series A and Series A-1 preferred stock dividends	-	-	4,664
Common stock warrant liability	-	-	11,841
Accretion of mandatorily redeemable Series A preferred stock redemption obligation	-	-	1,872
Debt discount on promissory notes	3,254	5,410	19,501
Conversion of convertible promissory notes and accrued interest to Series D preferred stock	-	-	5,324
Conversion of convertible promissory notes and accrued interest to Series A-1 preferred stock	-	-	7,707
Conversion of convertible promissory notes and accrued interest to common stock	-	-	269
Issuance of Series C preferred stock warrants in connection with lease agreement	-	-	43
Issuance of common stock to settle accounts payable	-	-	4
Liability for and issuance of common stock and warrants to Medarex	-	-	840
Issuance of common stock to landlord	-	-	35
Deferred compensation on issuance of stock options and restricted stock grants	-	-	759
Cancellation of options and restricted stock	-	-	849
Financing of prepaid insurance through note payable	-	-	491
Stock subscription receivable	-	-	480

See accompanying notes to consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1)  Organization and Description of Business

Northwest Biotherapeutics, Inc. and its majority owned subsidiaries NW Bio Europe Sarl and NW Bio GmBh (collectively, the “Company”, “we”, “us” and “our”) was organized to discover and develop innovative diagnostics and immunotherapies for prostate and brain cancer. During 1998, the Company incorporated as a Delaware corporation. Prior to 1998, the Company was a limited liability company, which was formed on March 18, 1996. The Company is a development stage company, has yet to generate significant revenues from its intended business purpose and has no assurance of future revenues. While in the development stage, the Company’s principal activities have included defining and conducting research programs, conducting clinical trials, raising capital and recruiting scientific and management personnel.

(2) Liquidity and Going Concern

The Company has experienced recurring losses from operations, has a working capital deficit of $50.6 million, and has a deficit accumulated during the development stage of $251.8 million as of December 31, 2011. The working capital deficit of $50.6 million includes certain non-cash liabilities amounting to $30.5 million that the Company does not expect to settle with cash payments.

Since 2004, Toucan Capital Fund II, L.P. ("Toucan Capital"), Toucan Partners LLC ("Toucan Partners"), entities controlled by Ms. Linda Powers, the managing director of Toucan Capital and managing member of Toucan Partners, and Ms. Linda Powers (collectively "Toucan") have provided substantial funding to the Company. During the period from 2004 to 2007, the funding consisted of various loans and the purchase of preferred stock and common stock. Under a conversion agreement during 2007, all loans payable to Toucan outstanding at the time were converted to preferred stock and all of the preferred stock was converted to common stock. As a result of additional financing, as of December, 2011, notes payable to Toucan Partners include a $1,150,000 convertible note originating in 2009, and a $100,000 note originating in 2011.

In addition, the Company utilizes the services of Cognate BioServices, Inc., an entity controlled by Toucan, for manufacturing DCVax product candidates, regulatory advice, research and development preclinical activities, and managing clinical trials. During 2011, Cognate BioServices, Inc. agreed to convert accounts payable amounting to $9.2 million into 46 million shares of common stock. Also during 2011, the Company received an operational loan from Artecel, an entity also controlled by Toucan, amounting to $734,000. The Company and Artecel have not yet agreed to payment terms.

As of December 31, 2011, Linda Powers, including the holdings of Toucan Capital and Toucan Partners, held 71,202,148 shares of common stock, representing approximately 45% of the common stock outstanding. Further, as of December 31, 2011, Linda Powers, including the holdings of Toucan Capital and Toucan Partners, beneficially owned (including unexercised warrants) 110,720,111 shares of common stock, representing a beneficial ownership interest of approximately 56%.

The Company generated $14,624,000 and $6,609,000 in cash flows from financing activities during 2011 and 2010, respectively. The Company needs to raise additional capital to fund our clinical trials and other operating activities and repay various note payable and loan agreements. The amount of additional funding required will depend on many factors, including the speed with which we are able to identify and hire people to fill key positions, the speed of patient enrollment in our DCVax®-Brain cancer trial, and unanticipated developments, including any litigation matters. However, without additional capital, the Company will not be able to complete our DCVax®-Brain clinical trial or move forward with any of our other product candidates for which investigational new drug applications have been cleared by the U.S. Food and Drug Administration, or FDA. The Company will also not be able to develop our second generation manufacturing processes, which offer substantial product cost reductions if we are unable to obtain additional capital.

The Company has raised an aggregate of approximately $3.4 million from issuing small loans and common stock subsequent to December 31, 2011. We are in late stage discussions with several parties in regard to additional financing transactions, which we hope to complete during 2012. There can be no assurance that our efforts to seek such funding will be successful or that the terms of such financings will be attractive to us. We may raise additional funds by issuing additional common stock or securities (equity or debt) convertible into shares of common stock, in which case, the ownership interest of our stockholders will be diluted. Any debt financing, if available, is likely to include restrictive covenants that could limit our ability to take certain actions. Further, we may seek funding from Toucan Capital or Toucan Partners or their affiliates. Such parties are under no obligation to provide us any additional funds, and any such funding may be dilutive to stockholders and may contain restrictive covenants. If our capital raising efforts are unsuccessful, our inability to obtain additional cash as needed could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. Our independent registered public accounting firm has indicated in its report on our consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2011 that there is substantial doubt about our ability to continue as a going concern.

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

(b)  Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements of the Company were prepared in accordance with U.S. GAAP and include the assets, liabilities, revenues and expenses of the Company’s majority-owned subsidiaries over which the Company exercises control. Intercompany transactions and balances are eliminated in consolidation. The first of the Company's European subsidiaries was established in Switzerland during the third quarter of 2007 and the second subsidiary was established in Germany during the fourth quarter of 2011. The German subsidiary is wholly-owned. The Company contributed 95% of the initial share capital in the Swiss subsidiary and Cognate, a related party to the Company, contributed the remaining 5%. Non-controlling interest is not material for all periods presented.

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

(g)  Cash

Cash consists of checking accounts. While cash held by financial institutions may at times exceed federally insured limits, management believes that no material credit or market risk exposure exists due to the high quality of the institutions. The Company has not experienced any losses on such accounts.

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

(j)  Operating Leases

The Company recognizes lease expense on a straight-line basis over the initial lease term. For leases that contain rent holidays or escalation clauses, the Company recognizes rent expense on a straight-line basis and records the difference between the rent expense and rental amount payable as deferred rent. As of December 31, 2010 and 2011 the deferred rent is $68,263 and $19,004, respectively.

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

Stock-based compensation expense was as follows ($ in thousands):

	2010	2011
Research and development	$593	$2,355
General and administrative expenses	1,411	6,090
Total stock- based compensation expense	$2,004	$8,445

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

	2010	2011
Risk free interest rate	3.6%	2.27%
Volatility	208%	193.5%
Expected term	10 years	7 years
Expected dividends	0%	0%

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

For the year ended December 31, 2011, of the Company’s operating expenses of approximately $26.8 million, approximately 49.9% of its expended resources were apportioned to its two DCVax clinical trial programs. From its inception through December 31, 2011, the Company incurred costs of approximately $90.3 million associated with its research and development activities. Because its technologies are novel and unproven, the Company is unable to estimate with any certainty the costs it will incur in the continued development of its product candidates for commercialization.

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

(s) Reclassified Equity Contracts

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

(4) Fair Value Measurements

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

The Company concluded that certain conversion features and warrant agreements included down-round provisions and were not indexed to the Company’s stock (and are therefore recorded as derivative liabilities).

The Company recognizes the derivative liabilities at their respective fair values at inception and on each reporting date. The Company measures fair values using a binomial model adjusted for the probability of issuance using a Monte Carlo simulation. As of January 1, 2011, the embedded derivative liability associated with certain agreements with down round protection amount to $839,000.

The derivative liabilities associated with the warrants issued with the May 31, 2011 $3,000,000 note from an unaffiliated third party were initially recorded in the consolidated balance sheet upon issuance as of May 31, 2011 at a fair value of $1,389,000. During 2011, derivative liabilities associated with certain instruments amounting to $899,000 were reclassified to equity.

The derivative liabilities continue to be recorded in the consolidated balance sheet at fair value with changes in fair value also recorded in “Derivative valuation gain (loss)” in the consolidated statement of operations.  As of December 31, 2011, the fair value of the derivative liabilities was $601,000 with a change in fair value during the period from issuance to December 31, 2011 of $728,000.  Key assumptions for determining fair values included expected terms ranging from between 6 and 9 months, volatility ranging between 100% and 207% and risk-free interest rate of 0.39%.

The derivative liabilities are considered Level 3 liabilities on the fair value hierarchy as the determination of fair value includes various assumptions about the future activities and the Company’s stock prices and historical volatility inputs.

The material Level 3 unobservable inputs used in the valuation analysis are as follows:

-	The Company's ability to obtain a waiver from additional and existing investors regarding the beneficial conversion feature of the warrants issued with the debt;
-	The Company's ability to obtain financing in large or small tranches from multiple or concentrated investors;
-	The flexibility of new and current investors as to the timing of their ability and intent to exercise beneficial conversion features; and
-	The assumptions used for the Monte Carlo simulation in regards to the option valuation.

The table below provides a reconciliation of the beginning and ending balances for the liabilities measured using fair significant unobservable inputs (Level 3).  There were no assets as of or during the year ended December 31, 2010 and 2011 measured at fair value using unobservable inputs (Level 3).

	2010	2011
Beginning balance	$-	$839,000
Reclassification to stockholders' equity upon conversion and expiration of derivative	-	(899,000)
Embedded derivative liability recognized	893,000	1,389,000
Net change in fair value of embedded derivative liabilities	(54,000)	(728,000)
Ending balance	$839,000	$601,000

As a result of the Company entering into convertible promissory notes and issuing, stock options, and warrants to purchase common stock, the Company's total potential outstanding common stock exceeded the Company's authorized shares by approximately 109 million shares. As a result the Company is currently required to value a number of shares equal to the excess issuable on exercise of warrants and options and on conversion of convertible notes and recognize the value as a liability. Once an increase in the number of authorized shares sufficient to cover the excess has been approved by stockholders, the liability will be remeasured, with changes in value included in other income/(expense), and then reclassified to additional paid-in capital.

The fair value of these shares totaled approximately $29,903,000 and was recognized as a liability as of December 31, 2011. The value of the liability was computed by valuing the securities that management believed were most likely to be converted. As of December 31, 2011, those securities consisted of warrants and options to purchase common stock and shares issuable upon conversion of convertible notes payable which have been issued over the last 7 years and which have exercise and conversion prices ranging from $0.15 to $3.24 per share. The fair value of the warrants as of December 31, 2011 was determined using the Black-Scholes option pricing model based on the following assumptions: expected dividend yield of 0%, risk-free interest rates between 0.2% and 1.7%, volatility between 100% and 190% and contractual lives between of one and eight years. The fair value of the shares issuable upon conversion of convertible notes was calculated based on the anticipated conversion price relative to the closing price of the Company's common stock on December 31, 2011.

The following table represents the activity for the Company's liability for reclassified equity contracts for the year ended December 31, 2011:

Liability for reclassified equity contracts
Balance , January 1, 2011	$-
Liabilities reclassified at inception	38,724,000
Change in value of liabilities reclassified	(8,821,000)
Balance, December 31, 2011	$29,903,000

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

As of December 31, 2011, net of forfeitures, a total of 162,603 shares remain available under this plan; however, effective June 22, 2007, the Company amended the 2001 Stock Option Plan, such that no further option grants may be made under the plan.

(b) 2001 Non-employee Director Stock Incentive Plan

Under the 2001 Non-employee Director Stock Incentive Plan (the “2001 Director Plan”), 13,333 shares of the Company’s common stock have been reserved for grant of stock options to non-employee directors of the Company.  As of December 31, 2011, net of forfeitures, a total of 10,500 shares remain available under this plan; however, no further grants may be made under this plan.

  (c) 2007 Stock Option Plan

The 2007 Stock Option Plan became effective on June 15, 2007 (the “2007 Stock Option Plan”).  In April 2008, the Company increased the number of shares reserved for issuance by 519,132 shares for an aggregate of 6,000,000 shares of its common stock.  In May 2010, the Company increased the number of shares reserved for issuance under the 2007 Stock Option Plan by an additional 10,000,000 shares of its common stock. In 2011, the Company increased the shares available by 20 million. The plan provides for the grant to employees of the Company, its parents and subsidiaries, including officers and employee directors, of “incentive stock options,” as defined, and for the grant of non-statutory stock options to the employees, officers, directors, including non-employee directors, and consultants of the Company, its parents and subsidiaries.  As of December 31, 2011, net of forfeitures, a total of 11 million shares remain available for issuance under this plan.

Stock Option Activity

A summary of activity relating to our stock options is as follows (options in thousands):

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding as of December 31, 2010	3,256	$0.71
Granted	22,128	0.66
Expired	(5)	10.62
Forfeited	(557)	0.60
Outstanding as of December 31, 2011	24,822	0.66	$6.57
Exercisable as of December 31, 2011	10,794	$0.66	$9.02	—

A summary of the Company’s unvested stock option grants and changes during 2011 was as follows (options in thousands):

		Weighted-
		Average
		Grant Date
	Options	Fair Value
Outstanding at December 31, 2010	951	$0.68
Granted during 2011	22,128	0.66
Vested during 2011	(9,051)	0.66
Outstanding at December 31, 2011	14,028	0.66

Additional information regarding stock options outstanding and exercisable at December 31, 2011 is as follows, in thousands, except option price and weighted average exercise price.

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted		Weighted
Range of		Remaining	Average		Average
Exercise	Number	Contractual	Exercise	Number	Exercise
Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$ 0.55 - 0.60	1,681	7.64	$0.55	807	$0.56
$ 0.61 - 2.10	23,138	6.50	$0.67	9,984	$0.67
$ 2.41 - 75.00	3	4.31	$27.11	3	$27.11
Total	24,822	9.02	$0.66	10,794	$0.67

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

During 2011 and 2010, the Company granted options to purchase 22,128,000 and 100,000, respectively, shares of common stock.  The weighted average exercise price of options granted in 2011 and 2010 was $0.66 and $0.75 respectively.  Stock compensation expense amounted to $8,445,000 and $2,004,000 during 2011 and 2010, respectively.

The aggregate intrinsic value of options exercised during 2011 and 2010 was $0 and $74,241, respectively.  Our policy is to issue new shares to fulfill the requirements for options that are exercised.

The aggregate fair value of options vested during 2011 and 2010 was $7,022,998 and $1,998,778, respectively.

As of December 31, 2011 the total unrecognized compensation expense related to unvested stock option awards was $4,664,715 which is expected to be recognized over a weighted average term of approximately 3 years.

(6)  Stockholders’ Equity (Deficit)

(a) Stock Purchase Warrants

Toucan Capital and Toucan Partners Warrants

The Company has issued the following warrants to Toucan Capital and Toucan Partners:

Date of Issue	Related transaction	Warrants Issued	Exercise Price	Warrants outstanding at December 31, 2011
Issued to Toucan Capital
June 2007	See Conversion Agreement in Note 2	14,150,732	$0.60	9,039,801
June 2007	See Conversion Agreement in Note 2	7,884,357	0.15	5,256,238

Issued to Toucan Partners
June 2007	See Conversion Agreement in Note 2	8,832,541	0.60	8,832,541
December 2008	December 2008 Loan warrants	132,500	0.40	132,500
September 2009	August and December 2008 Loan Conversions	513,841	0.41	513,841
September 2009	Consulting services	842,375	0.20	842,375
July 2009	Equity Investment ($650,000)	86,667	0.75	86,667
September 2010	October $900,000 loan	1,200,000	0.75	1,200,000
September 2011	Loan extension	909,000	0.75	909,000
December 2011	December $100,000 loan	250,000	0.40	250,000
	Total warrants outstanding to related parties			27,062,963

Other Warrant Issues

2010	Related transaction	Warrants Issued	Exercise Price	Warrants outstanding at December 31, 2011
May	SDS loan extension	500,000	$0.53	500,000
January	Consultant compensation (1)	100,000	0.75	100,000
April	Private Placement	233,333	0.75	176,996
July	Regen Med July 2010 $1,750,000 Loan	2,333,333	0.75	1,949,678
July	Consultant compensation (3)	300,000	0.75	300,000
October	Consultant compensation (4)	20,000	0.75	20,000
November	Consultant compensation (5)	75,833	0.75	75,833
December	December 16, 2010 $100,000 loan	133,333	0.75	133,333
December	December SDS loan warrants	118,165	0.75	118,165
October	October 1, 2010 $500,000 Loan	609,756	0.82	609,756
September	September 28, 2010 $350,000 Loan	421,687	0.83	421,687
February	Consultant compensation (2)	250,000	1.00	250,000
November	Warrant issued for cash	3,250,000	1.50	3,250,000
Total of warrants issued in 2010		8,345,440		7,905,448

2011	Related transaction	Warrants Issued	Exercise Price	Warrants outstanding at December 31, 2011
February	Regen Med November 2010 Loan	5,000	$0.15	5,000
March	Regen Med November 2010 Loan	4,800	0.15	4,800
September	Related party loan extension	135,897	0.39	135,897
May	Warrant coverage for 100,000 loan	11,574	0.43	11,574
September	Loan Extension for officers and related parties	339,000	0.50	339,000
May	Warrant issued in conjunction with Whitebox loans	5,264,059	0.57	877,194
June	Warrant issued in conjunction with Whitebox loans	4,473,684	0.57	4,473,684
November	Loan Extensions and note payable	1,495,299	0.57	1,495,299
December	Toucan Partners, $100,000 loan	250,000	0.40	250,000
February	Regen Med November 2010 Loans	37,500	0.60	37,500
March	Regen Med November 2010 Loans	36,000	0.60	36,000
June	Warrant Coverage of Loans	1,582,609	0.69	1,582,609
January	Consultant compensation (6)	250,000	0.72	250,000
June	Regen Med November 2010 Loan	10,417	0.72	10,417
January	$50,000, 100% warrant coverage	66,667	0.75	66,667
February	Regen Med November 2010 Loans	7,500	0.75	7,500
March	Regen Med November 2010 Loans	7,200	0.75	7,200
September	Officer and related party loan extensions	3,463,307	0.75	3,463,307
January	Private placement	468,750	0.80	468,750
Total of warrants issued in 2011		17,909,263		13,522,398

(1)	The fair value of the warrants amounting to $72,000 was recognized as general and administrative expense.

(2)	The fair value of the warrants amounting to $169,000 was recognized as general and administrative expense.

(3)	The fair value of the warrants amounting to $203,000 was recognized as general and administrative expense.

(4)	The fair value of the warrants amounting to $14,000 was recognized as general and administrative expense.

(5)	The fair value of the warrants amounting to $48,000 was recognized as general and administrative expense.

(6)	The fair value of the warrants amounting to $156,000 was recognized as general and administrative expense.

A summary of the warrants outstanding at December 31, 2011 is as follows:

Date of Issue	Warrants Outstanding as of December 31, 2011	Exercise Price	Expiration
June 1, 2007	7,618,807	$ 0.15	May 31, 2015
December 3, 2010	255,750	0.15	December 2, 2013
February 2011	5,000	0.15	February 7, 2014
March 2011	4,800	0.15	March 30, 2014
September 30, 2009	1,703,625	0.20	September 29, 2012
November 2008	151,429	0.35	November 6, 2013
September 2011	135,897	0.39	November 6, 2013
December 23, 2008	132,500	0.40	December 22, 2016
December 2011	250,000	0.40	December 2014
November 6, 2008	1,095,547	0.41	November 6, 2013
May 2011	11,574	0.43	May 2, 2014
September 2011	339,000	0.50	September 6, 2016
May 26, 2010	500,000	0.53	November 17, 2015
May 2011	877,194	0.57	May 31, 2016
June 2011	4,475,811	0.57	June 28, 2016
November 2011	1,495,299	0.57	November 10, 2014
June 1, 2007	20,991,497	0.60	May 31, 2015
December 3, 2010	1,918,275	0.60	December 2, 2013
February 2011	37,500	0.60	February 7, 2014
March 2011	36,000	0.60	March 30, 2014
September 28, 2009	1,743,111	0.63	September 27, 2012
June 2011	1,582,609	0.69	June 28, 2016
January 2011	250,000	0.72	January 14, 2015
June 2011	10,417	0.72	June 14, 2014
January 1, 2010	100,000	0.75	December 31, 2012
March 23, 2010 to May 26, 2010	233,329	0.75	May 25, 2013
July 2, 2010	86,667	0.75	July 1, 2013
July 7, 2010	300,000	0.75	July 6, 2013
July 14, 2010	1,934,978	0.75	July 13, 2015
October 13, 2010	80,000	0.75	October 12, 2013
November 23, 2010	75,833	0.75	November 22, 2015
December 3, 2010	383,655	0.75	December 3, 2013
December 13, 2010	133,333	0.75	December 12, 2015
December 29, 2010	118,165	0.75	December 28, 2015
January 2011	66,667	0.75	January 2, 2016
February 2011	7,500	0.75	February 7, 2014
March 2011	7,200	0.75	March 30, 2014
September 2011	3,463,307	0.75	September 6, 2016
November 29, 2010	36,875	0.80	November 23, 2013
January 2011	468,750	0.80	January 25, 2016
November 29, 2010	421,687	0.83	November 29, 2015
February 1, 2010	250,000	1.00	January 31, 2013
November 5, 2010	3,250,000	1.50	November 4, 2013
February 9, 2003	13,333	1.53	February 8, 2013
January 8, 2003	13,333	2.66	January 7, 2013
December 26, 2002	26,666	3.24	December 25, 2012
Total	57,092,920

(b) Common Stock Equivalents

The following common stock equivalents on an as-converted basis were excluded from the calculation of diluted net loss per share, as the effect would be antidilutive (in thousands):

	December 31,
	2010	2011
Common stock options	3,256	24,822
Common stock warrants	46,158	57,093
Common stock issuable on conversion of notes payable	18,606	24,883

(c) Common Stock Issuances

Issuances of common stock during 2011 and 2010 were as follows:

			Price Range	Gross Cash
Date	Transaction	# of Shares	per share	Proceeds
March 2010	Private Placement	1,451,667	0.75	$1,088,750
March 2010	Al Rajhi interest conversion (3)	1,138,603	0.75
May 2010	SDS Loan conversion (4)	5,300,000	0.20
June 2010	Private Placement	2,333,333	0.75	1,750,000
July 2010	Private Placement	866,667	0.75	650,000
July 2010	Toucan Partners consulting fees (1)(2)	8,466	0.20
September 2010	Private Placement	266,667	0.75	200,000
October 2010	Note conversion	58,971	0.77
December 2010	Stock issued in lieu of salaries (1)	704,752	0.73
December 2010	Consultant fees paid in stock (1)	1,559,071	0.77
December 2010	Loan conversion	353,187	0.46
December 2010	Private Placement	200,000	0.75	150,000
Total issued in 2010		14,241,384		$3,838,750
Jan 2011	Consultant fees paid in Stock (1)	536,408	0.68 – 0.75	$-
Jan 2011	Private Placement	200,000	0.75	150,000
Jan 2011	Loan Conversion	1,485,082	0.48 – 0.55
Feb 2011	Consultant fees paid in Stock (1)	191,667	0.71
Feb 2011	Loan Conversion	136,000	0.30 – 0.53
March 2011	Consultant fees paid in Stock (1)	441,667	0.34 – 0.69
March 2011	Payables Conversion	5,542,153	0.30 – 0.47
March 2011	Loan Conversion	139,404	0.28 – 0.30
April 2011	Loan Conversion	679,260	0.28 – 0.29
May 2011	Consultant fees paid in Stock (1)	269,959	0.41 – 0.44
May 2011	Private Placement	156,250	0.48	75,000
May 2011	Private Placement	104,166	0.43	60,791
May 2011	Private Placement	156,250	0.48	75,000
May 2011	Private Placement	133,333	0.75	100,000
June 2011	Consultant fees paid in Stock (1)	399,367	0.68 – 0.86
June 2011	Loan Conversion	2,559,480	0.28 – 1.00
June 2011	Private Placement	7,169,669	0.43 – 0.61	4,890,000
July 2011	Payable Conversion	666,667	0.75
July 2011	Loan Conversion	300,000	0.46
Aug 2011	Loan Conversion	750,000	0.34
Sept 2011	Loan Conversion	996,783	0.32 – 0.34
Sept 2011	Loan Conversion	980,000	0.20
Oct 2011	Private Placement	263,158	0.57	150,000
Oct 2011	Loan Conversion	5,072,497	0.26 – 0.32
Nov 2011	Payables Conversion(5)	46,000,000	0.20
Dec 2011	Loan Conversion	897,933	0.25 – 0.29
Total Issued in 2011		76,227,153		$5,500,791

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

(5) The Company settled $9.2 million of outstanding accounts payable by issuing 46 million shares of common stock and recorded a charge to operations of $7.8 million, which was the aggregate difference between the market price and the conversion price.

(d) Employee 401(k) Plan

On August 19, 1999, the Company adopted a 401(k) Plan for certain eligible employees.  Under the plan, an eligible employee may elect to contribute to the plan.  In addition, the Company may elect to contribute matching contributions.  Effective March 1, 2006, the Company no longer matches employee contributions.

(e) Stockholder Rights Agreement

On March 6, 2002, the Company adopted a Stockholder Rights Agreement, under which each common stockholder received a dividend of one right per share of common stock held. Each right entitles the holder to purchase one share of common stock at a price equal to $19.25 per share, subject to certain anti-dilution provisions, and is exercisable only in the event that a third party acquires beneficial ownership of, or announces a tender or exchange offer for, at least 15% of the Company’s outstanding common stock and such acquisition or offer is determined by the Board of Directors to not be in the best interests of the stockholders. If the acquisition or offer were determined by the Board of Directors to be in the best interests of the stockholders, the rights may be redeemed by the Company for $0.0001 per right. The rights expired on February 25, 2012.  The Board of Directors and Mellon Investor Services LLC, its Rights Agent, on April 26, 2004, amended the Stockholder Rights Agreement. The definition of an “Acquiring Person” was amended to exclude Toucan Capital Fund II, L.P. and other investors selected by Toucan from the definition of “Acquiring Person” for those shares of the Company’s capital stock they acquire, or are deemed to beneficially own, in connection with the Recapitalization Agreement.

(7)  Related Party Transactions

(a) Notes Payable to Related Parties

Convertible promissory notes have been issued to Toucan Capital and Toucan Partners. As of December 31, 2010 all of the notes issued prior to December 31, 2008 have either been converted or repaid.

In June and July 2009 we entered into Loan Agreements and Promissory Notes with Toucan Partners for an aggregate of $1,300,000 with a term of two years at 6% interest. $150,000 of the principal under this note was converted into 750,000 shares of common stock on October 1, 2011.

In September 2010 we entered into Convertible Loan Agreements and Promissory Notes with Toucan Partners for an aggregate of $900,000 with a term of sixty days at 6% interest.  The loan was repaid in 2010.

Toucan Partners loaned the company $500,000 on March 31, 2011 under the terms of a convertible promissory note with a 10% OID and a 10% onetime interest charge. Toucan Partners converted the principal and accrued interest under the note into 2,016,667 shares of common stock in 2011.

On December 29, 2011 we entered into a Convertible Loan Agreement and Promissory Notes with Toucan Partners for an aggregate of $100,000 with an OID of 10% and one time interest charge of 10%. Warrants to purchase 250,000 shares of common stock at an exercise price of $0.40 were issued in connection with the note.

Notes payable to related parties are more fully described in Note (9).

(b) Cognate Agreement

During the quarter ended June 30, 2011, the Company entered into a new service agreement with Cognate Therapeutics, Inc. (“Cognate”), a contract manufacturing and services organization in which Toucan Capital has a majority interest. In addition, two of the principals of Toucan Capital are members of Cognate’s board of directors and Linda Powers who is a director of Cognate and managing director of Toucan Capital is Chairperson of the Company’s Board of Directors and Chief Executive Officer of the Company. This agreement replaces the agreement dated May 17, 2007 between the Company and Cognate, which had expired. Under the service agreement, the Company agreed to continue to utilize Cognate’s services, for certain consulting and manufacturing services to the Company for its ongoing DCVax®-Brain Phase II clinical trial. The scope of services and the economics are comparable to the prior agreement, and the structure and process for payments are simplified. Under the terms of the new agreement the Company will pay Cognate a monthly facility fee and a fixed fee (in lieu of cost-plus charges) for each patient in the study, subject to specified minimum number of patients per month, plus charges for certain patient and product data services if such services are requested by the Company. The current service agreement expires on March 31, 2016. Additionally the Company has agreed to reimburse Cognate for enrollment ramp up costs, foreign program costs and costs of facilities and equipment dedicated to Company programs (which were also previously reimbursable). The amount of ramp up costs during 2011 was $275,000.

On November 23, 2011, the Company and Cognate executed the conversion of $9.2 million dollars of amounts owed by the Company to Cognate Bioservices, Inc. into 46 million shares of common stock, using the agreed upon conversion rate of $0.20 per share. The Company recognized a loss on conversion of $7.8 million, which was the difference between the market value of the shares and the carrying amount of the liability. The Company and Cognate are continuing to negotiate the repayment terms of the outstanding balance owed by the Company.

During the years ending December 31, 2010 and 2011, respectively, the Company recognized approximately $7.8 million and $4.7 million of research and development costs related to these service agreements. As of December 31, 2010 and 2011, the Company owed Cognate approximately $10.2 and $0.6 million, respectively.

(c) Toucan Capital

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

During the years ending December 31, 2010 and 2011, respectively, the Company recognized approximately $0.9 million and $0.5 million of general and administrative costs related to this recapitalization agreement, rent expense, as well as legal, travel and other costs incurred by Toucan Capital, Toucan Partners and Linda Powers on the Company’s behalf. At December 31, 2010 and 2011, accrued expenses payable to Toucan Capital and related parties amounted to $1.5 million and $0.6 million, respectively, and are included as part of accounts payable to related parties in the accompanying consolidated balance sheets.

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

On March 21, 2008, the Company executed a Sublease Agreement (the “Sublease Agreement”) with Toucan Capital for the space the Company used as its headquarters at 7600 Wisconsin Avenue, Suite 750, Bethesda, Maryland. The Sublease Agreement is effective as of July 1, 2007 and expires on October 31, 2016, unless sooner terminated according to its terms. The Company was and remains obligated to pay operating expenses allocable to the subleased premises under Toucan Capital master lease.  Effective November 30, 2009, the Sublease was terminated in connection with termination and buyout of the overall lease of this space.  (The overall lease and the Company’s Sublease had 7 years left to run at that time).  The termination and buyout did not require any lump sum exit payment.  Instead, it requires a partial payout over several years. The Company's obligation will be approximately $127,000 in 2012. There are no amounts due after 2012. The Company and Artecel are have not yet agreed to repayment terms.

(d) Artecel

During 2011, the Company received an operational loan from an entity controlled by Toucan Capital. Artecel, a stem cell research company, provided the Company with $734,000 to be used as funding for ongoing clinical trials.

(8)  Income Taxes

There was no income tax benefit attributable to net losses for 2011 and 2010. The difference between taxes computed by applying the U.S. federal corporate rate of 34% and the actual income tax provisions in 2011 and 2010 is primarily the result of establishing a valuation allowance on the Company’s deferred tax assets arising primarily from tax loss carry forwards.

The tax effects of temporary differences and tax loss and credit carry forwards that give rise to significant portions of deferred tax assets and liabilities at December 31 are comprised of the following (in thousands):

	2010	2011
Net operating loss carry forwards	$41,175	$48,184
Research and development credit carry forwards	2,821	3,270
Other	25	25
Gross deferred tax assets	44,021	51,478
Less valuation allowance	(44,021)	(51,478)
Net deferred tax assets	$—	$—

The increase in the valuation allowance for deferred tax assets for 2011 and 2010 of $4.6 million and $7.5 million, respectively, was due to the inability to utilize net operating losses and research and development credits.

At December 31, 2011, the Company had net operating loss carry forwards for income tax purposes of approximately $141.7 million and unused research and development tax credits of approximately $3.3 million available to offset future taxable income and income taxes, respectively, expiring beginning 2019 through 2030. The Company’s ability to utilize net operating loss and credit carry forwards is limited pursuant to the Tax Reform Act of 1986, due to cumulative changes in stock ownership in excess of 50% such that some net operating losses may never be utilized.  The tax years 2008 through 2011 remain open to examination by federal agencies and other jurisdictions in which the Company operates.

(9)  Notes Payable

The Company regularly issues notes and the proceeds from the notes are used to finance operations. The notes may contain conversion features and may be issued along with warrants to purchase common stock. For convertible notes, the Company allocates the proceeds received between convertible notes payable and warrants on a relative fair value basis, if applicable. The resulting discount for warrants is amortized using the effective interest method over the life of the debt instrument. After allocating a portion of the proceeds to the warrants, the effective conversion price of the convertible note payable can be determined. If the effective conversion price is lower than the market price of the Company's common stock on the date of issuance, a beneficial conversion feature is recorded as an additional discount to the convertible notes payable. The beneficial conversion feature discount is also amortized using the effective interest method over the life of the debt instrument. The amortization is recorded as interest expense on the consolidated statement of operations. The Company is currently negotiating the repayment terms of notes payable outstanding as of December 31, 2011, which have due dates prior to December 31, 2011.

Significant transactions consisted of the following during 2010 and 2011:

2011 Notes Payable Transactions

On November 10, 2011, the Company received proceeds of $2,000,000 from issuing a 6% unsecured note payable due in May 2012. Five year warrants to purchase 1,052,632 shares of common stock at an exercise price of $0.57 were issued in connection with the note.

During 2011, the Company received proceeds of $130,000 from issuing a note which became due on August 2, 2011. The Company is currently seeking to negotiate extended payment terms with the note holder.

2010 Notes Payable Transactions

A 12% unsecured note payable to SDS Capital with principal of $1,000,000, originating during 2008, and originally due in April 2009, was converted into 5,300,000 shares of common stock during 2010. The due date of the original note was extended several times prior to being converted. The value of the common stock issued to SDS Capital in excess of the carrying amount of the note principal and accrued interest payable that was converted amounted to $4,673,000 and was charged to conversion inducement expense in the consolidated statements of operations during 2010.

On December 31, 2010, SDS Capital sold a second 12% unsecured note with principal of $1,000,000 to other new investors. In connection with SDS Capital's sale of the note, the Company issued convertible notes payable to the new investors in exchange for the original note.

On December 31, 2010, the Company received $790,000 from SDS Capital upon issuing two 12% unsecured notes which became due in July 2011. The Company is currently seeking to negotiate extended payment terms with SDS. Five year warrants to purchase 118,165 shares of common stock at an exercise price of $0.75 were issued in connection with the note.

2011 Notes Payable to Related Parties Transactions

On November 28, 2011, a 12% unsecured note payable to Al Rajhi with principal of $4,000,000, originating during 2008, and originally due in November 2008, was restated. Under the restated terms, Al Rajhi agreed to convert a portion of principal and accrued interest amounting to $2,523,201 into a convertible note with conversion price of $0.57. The due date of the convertible note payable is currently being negotiated. In addition, the remaining unpaid principal and accrued interest amounting to $2,076,846 is repayable in installments of $450,000, with the final installment due in 2012. The Company paid the first installment of $450,000 at the time the note was restated. In connection with the restated note payable agreement the Company issued 442,667 three year warrants to purchase common stock at an exercise price of $0.57 per share.

2011 Convertible Notes Payable to Related Party Transactions

The Company received proceeds of $500,000 in connection with issuing an unsecured convertible note to Toucan Partners on March 31, 2011. The note was due on December 14, 2013 and carried an original issue discount of 10% and a one time interest charge of 10%. The conversion price of the note was 80% of the average five day closing price of the Company's common stock for twenty five days prior to conversion. The balance of the note payable amounting to $550,000 was converted into 2,016,667 shares of common stock on October 28, 2011.

The Company received proceeds of $100,000 in connection with issuing an unsecured convertible note to Toucan Partners on December 29, 2011. The note is due on demand and carries an original issue discount of 10% and a one time interest charge of 10%. The conversion price of the note is 95% of the average five day closing price of the Company's common stock for twenty days prior to conversion. Three year warrants to purchase 250,000 shares of common stock at an exercise price of $0.40 were issued in connection with the note.

Principal amounting to $150,000 representing a portion of a 6% unsecured convertible note payable to Toucan Partners, originating during 2009, and originally due in July 2011, was converted into 750,000 shares of common stock on October 1, 2011.

As noted above, a portion of the note payable to Al Rajhi was restated into a convertible note payable with principal of $2,523,201 on November 28, 2011.

2010 Convertible Notes Payable to Related Party Transactions

The Company received proceeds of $1,750,000 in connection with issuing a 6% unsecured convertible note to Regen Med on July 14, 2010. The note was due on September 14, 2010, and was convertible at $0.75. Five year warrants to purchase 2,333,333 shares of common stock at an exercise price of $0.75 were issued to Regen Med in connection with the note. On the maturity date, September 14, 2010, the term of the note was extended to October 1, 2010. On September 28, 2010, two entities repaid $350,000 of the principal directly to Regen Med, and the two entities assumed the rights under the note payable agreement. On October 1, 2010, Toucan Partners repaid $900,000 of the principal directly to Regen Med, and assumed the rights under the note payable. Also on October 1, 2010, an individual repaid $500,000 of the principal directly to Regen Med, and assumed the rights under the note payable. In connection with the repayment to Regen Med by the individual and entities described above, the Company issued replacement 6% unsecured convertible notes with aggregate principal of $1,750,000 with a term of 60 days on September 28 and October 1, 2010. The notes were convertible at $0.75. Five year warrants to purchase 2,129,004 shares of common stock were issued in connection with the notes. The exercise price of the warrants included down-round protection. The Company repaid $551,000 of the notes issued on September 28 and October 1, 2010 to unrelated parties and repaid $900,000 of the note issued on October 1, 2010 to Toucan Partners during 2010 (during 2011, the Company repaid the remaining principal of $299,000 under the replacement notes).

2011 Convertible Notes Payable Transactions

During 2011, the Company repaid $299,000 remaining on the Regen Med replacement 6% unsecured convertible notes issued on September 28 and October 1, 2010.

During 2011, the Company repaid $100,000 the principal outstanding under the 10% unsecured convertible note issued on December 27, 2010.

During 2011, the Company received proceeds of $1,550,000 in connection with a $3,050,000 financing agreement originating on December 14, 2010 (the total amount of the financing agreement was subsequently reduced to $2,550,000). The advances under the agreement include a one-time 11% interest charge and are repayable on December 16, 2013. The conversion price of the advances is 80% of the average five day closing price of the Company's common stock for twenty five days prior to conversion (the market price discount was subsequently reduced to 70%). During 2011, $813,216 of the advances under the agreement was converted into 2,800,000 shares of common stock.

On January 19, 2011, the Company entered into an agreement to borrow up to $2,220,000 under two convertible notes. The first note for $1,120,000 carries an original issue discount of 10% and annual interest of 9% and is due on June 30, 2012. The second note for $1,100,000 carries an original issue discount of 10% and annual interest of 6% and is due on December 31, 2013. Both notes were initially convertible into shares of the Company's common stock, at 80% of the average price of the Company's common stock for the five lowest trading days during the 10 days immediately preceding conversion. The conversion prices of the notes have down-round protection upon the occurrence of specified events. The proceeds of Note 1 of $1 million were received at closing on January 21, 2011, and $1,159,000 of the principal and interest was subsequently converted into 3,971,199 shares of common stock. The proceeds of Note 2 initially were to be received in four monthly tranches starting on July 19, 2011. On May 4, 2011, the Company received funding of $600,000 under Note 2 and agreed to modify the terms of the agreement to accelerate advances under Note 2, and lower the market price discount from 80% to 70% for both Note 1 and Note 2. On December 16, 2011, the Company received the remaining $400,000 advance under Note 2.

The Company received proceeds of $3,000,000 in connection with a convertible note financing agreement with Whitebox Advisors originating on May 31, 2011. The note is due on November 30, 2012 and bears interest at 10%. The note is convertible at maturity, at the election of Whitebox, at price of $0.57 into shares of unregistered, restricted common stock at that time. So long as more than 50% of the original principal amount is outstanding, the conversion price is subject to anti-dilution adjustment based on subsequent offerings (but not less than $0.35). The Company may prepay the note in whole or in part at any time or times after August 31, 2011, provided that the full amount of interest that would have been due up to the due date is paid. Whitebox may elect to receive such prepayment in cash and/or in shares of common stock. The Company issued five year warrants to purchase 5,264,059 shares of common stock with an exercise price of $0.57 per share in connection with the note.

The Company received proceeds of $400,000 in connection with issuing a 4% unsecured convertible note on November 16, 2011. The note is due on November 16, 2013 and carried an original issue discount of 10%. The conversion price of the note is 90% of the closing price of the Company's common stock at the time of conversion.

The Company received proceeds of $290,000 in connection with issuing unsecured convertible notes during 2011 due in 2011 and 2012. The conversion prices for some of the notes are $0.50 and $0.75. Other notes have a conversion price based on the closing price of the Company's common stock, as defined.

As described below, on May 26, 2011, the Company negotiated the conversion of $295,000 note principal and accrued interest into 559,480 shares of common stock related to 10% unsecured convertible notes payable originating on November 29, 2010, resulting in a charge to operations amounting to $125,000 during 2011.

2010 Convertible Notes Payable Transactions

The Company received proceeds of $9l7,000 in connection with issuing 6% unsecured convertible notes to various investors during January, February, and March 2010. The notes are due on dates between January 2012 and March 2012 and the conversion price is $0.50. During 2010, a note with principal of $42,000 was converted into 58,971 shares of common stock. The Company is currently seeking to negotiate extended payment terms with the remaining investors.

The Company received proceeds of $100,000 in connection with issuing a 10% unsecured convertible note on December 27, 2010.

The Company received proceeds of $295,000 in connection with issuing 10% unsecured convertible notes to various investors on November 29, 2010. The notes were due on May 29, 2011 and the conversion price is to be determined based on the closing price of future equity offerings, as defined. Three year warrants to purchase 36,875 shares of common stock at an exercise price of $0.80 were issued in connection with the notes. On May 26, 2011, the Company negotiated the conversion of all note principal and accrued interest into 559,480 shares of common stock, resulting in a charge to operations amounting to $125,000 during 2011.

The Company received proceeds of $350,000 in connection with a $3,050,000 financing agreement originating December 14, 2010 (the total amount of the financing agreement was subsequently reduced to $2,550,000). The advances under the agreement include a one-time 11% interest charge and are repayable on December 16, 2013. The conversion price of the advances is 80% of the average five day closing price of the Company's common stock for twenty five days prior to conversion (the market price discount was subsequently reduced to70%).

As described above, the Company issued 6% unsecured convertible notes with aggregate principal of $1,750,000 with a term of 60 days on September 28 and October 1, 2010. The Company repaid $551,000 of the notes issued on September 28 and October 1, 2010 to unrelated parties and repaid $900,000 of the note issued on October 1, 2010 to Toucan Partners during 2010.

As described above, on December 31, 2010, SDS Capital sold a 12% unsecured note with principal of $1,000,000 to other new investors. In connection with SDS Capital's sale of the note, the Company issued three convertible notes payable to the new investors in exchange for the original note. The conversion price of the notes varies based on the closing price of the Company's common stock prior to conversion and matured during 2011. During 2010, principal of $162,000 outstanding under one of the notes was converted into 353,000 shares of common stock. The Company is currently seeking to negotiate extended payment terms with the investors.

Notes payable consists of the following at December 31,

	2010	2011
Notes payable - current
12% unsecured due July 2011 (net of discount of $38 in 2010 and $0 in 2011)	$714	$935
6% unsecured due May 16, 2012 (net of discount of $0 in 2010 and $236 in 2011)	-	1,764
12% unsecured originally due March 2011	650	450
	$1,364	$3,149

Notes payable related parties - current
12% unsecured due June 2012 (net of discount of $0 in 2010 and $21 in 2011)	$4,000	$2,056

Convertible notes payable, net - current
0% unsecured due June 2011 (net of discount $357 in 2010 and $0 in 2011)	$360	$-
6% unsecured due November 2010	300	-
6% unsecured originally due March 2011	110	110
6% unsecured due between March 2011 and February 2012 (net of discount of $424 in 2010 and $34 in 2011)	1,526	2,566
10% unsecured due between April 2011 and February 2012 (net of discount of $0 in 2010 and $55 in 2011)	-	100
10% unsecured due between March and May 2011 (net of discount of $57 in 2010 and $25 in 2011)	338	-
11% unsecured due December 2011 (net of discount of $143 in 2010 and $38 in 2011)	102	50
	-
10% unsecured convertible note due November 2012 (net of discount of $0 in 2010 and $1,833 in 2011)	-	1,167
6% unsecured due June 2012 (net of discount of $0 in 2010 and $261 in 2011)	-	839
	$2,736	$4,832

Convertible Notes payable related party, net - current
12% unsecured due June 2012 (net of discount of $0 in 2010 and $93 in 2011)	$-	$2,430
6% due July 2011 and November 2011 and on demand (net of discount of $351 in 2010 and $92 in 2011)	-	1,158
	$-	$3,588

Long term notes payable
20% unsecured convertible note due December 2013	$350	$-
6% unsecured note due October 2012	-	200
	$350	$200

Long term convertible notes, net
6% unsecured due March 2012 (net of discount of $321 in 2010 and $0 in 2011)	$555	$-
4% unsecured due November 15, 2013 (net of discount of $0 in 2010 and $42 in 2011)	-	402
4% unsecured due June 30, 2013 (net of discount of $0 in 2010 and $9 in 2011)	-	67
11% unsecured convertible note due December 2013 (net of discount of $0 in 2010 and $321 in 2011)	-	964
	$555	$1,433
Long term convertible notes related party, net
20% unsecured convertible note due December 2013 (net of discount of $0 in 2011)	$949	$-

Total notes payable, net	$9,954	$15,258

(10)  Commitments and Contingencies

(a) Lease Obligations

The Company terminated its lease with Toucan Capital Corporation on December 31, 2009. The Company is obligated to pay monthly payments of approximately $5,000 per month during 2011 under the terminated lease.

On March 17, 2010, the Company entered into a non-cancelable operating lease for 7,097 square feet of office space in Bethesda, Maryland, which expires in September 2012. Future minimum lease payments under the lease are $126,027. Rent expense for 2010 and 2011 amounted to $100,085 and $165,821, respectively.  The Company expects to lease part of this space to Toucan and proceeds of this sublease will be offset against the minimum lease payments specified above.

(11)  Unaudited Quarterly Financial Information (in thousands, except loss per share data)

The following table contains selected unaudited statement of operations information for each of the quarters in 2010 and 2011. The Company believes that the following information reflects all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2011	2011	2011	2011
Total revenues	$—	$—	$10	$—
Net income (loss) applicable to common stockholders	$(8,408)	$(12,328)	$482	$(12,576)
Net income (loss) per share applicable to common stockholders — basic	$(0.11)	$(0.15)	$0.01	$(0.10)
Weighted average shares used in computing basic loss per share	77,087	83,890	95,123	95,123
Net income (loss) per share applicable to common stockholders — diluted	$(0.11)	$(0.15)	$0.00	$(0.14)
Weighted average shares used in computing diluted income /(loss) per share	77,087	83,890	123,136	95,123

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	2010	2010	2010	2010
Total revenues	$—	$—	$10	$—
Net loss applicable to common stockholders	$(5,845)	$(8,727)	$(5,381)	$(7,415)
Net loss per share applicable to common stockholders — basic and diluted	$(0.10)	$(0.14)	$(0.08)	$(0.09)
Weighted average shares used in computing basic and diluted loss per share	59,928	63,853	70,413	72,028

(12)  Subsequent Events

On January 13, 2012 the Company entered into a Convertible Loan Agreement and Promissory Notes with an affiliated investor for an aggregate of $200,000 with an OID of 10% and one time interest charge of 10%. The note will also bear 100% warrant coverage with an exercise price of $0.40 per share

The Company entered into an $802,000 convertible note with a non-affiliated investor (the “Note”), completing a series of transactions initially entered into on January 19, 2012, with the investor. The Note provided for original issue discount (OID) of ten percent and an annual interest rate of nine percent.  The Note attributed $220,000 of the proceeds as a payment in lieu of the Company drawing upon an earlier convertible borrowing obligation of $666,666 which would have carried a 40% discount to the market price upon conversion.  The Note also provided for an additional $500,000 advance to the Company and is convertible at any time after closing.  The conversion price for the $500,000 tranche is equal to a twenty percent discount from the market price at the time of conversion. The conversion price for the $220,000 tranche is equal to a fifteen percent discount from the market price at the time of conversion.

On January 20, 2012 the Company entered into a $75,000 note payable with a non-affiliated investor. The terms provided conversion at $0.37 cents per share and a 30% warrant at $0.57 per share.

On January 31, 2012, the Company completed financings involving several parties and a series of tranches.  The Company entered into two convertible notes totaling $605,000 with Toucan Partners (the “Toucan Notes”).  These Toucan Notes provided for OID of ten percent and an annual interest rate of six percent.  The Toucan Notes are convertible at any time after closing. The conversion price is equal to a five percent discount from the market price at the time of conversion. The Toucan Notes are payable on demand, with one week prior notice.  The Toucan Notes include one warrant for each share of the Company’s common stock into which the Toucan Notes are convertible.

The Company entered into a $200,000 convertible note with an officer of the Company (the “Affiliate Note”). The officer’s Note provided for OID of ten percent and an annual interest rate of six percent.  The officer’s Notes are convertible at any time after closing.  The conversion price is equal to a five percent discount from the market price at the time of conversion.   The officer’s Note is payable on demand, with one week prior notice. The Affiliate Note includes one warrant for each share into which the Affiliate Note is convertible.

On February 9, 2012, the Company entered into an agreement with Toucan Partners LLC for financing of up to $2.25 million. Toucan provided the first $1.5 million of the funding at the time of execution, and will provide further funding when certain consents are obtained. In consideration of the financing, the Company issued to Toucan a convertible promissory note (the “Note”). The Note bears an Original Issue Discount (OID) of ten percent. The Note is payable on demand, with fourteen days’ prior notice. The Note is convertible at any time at a five percent discount to the market price of the common stock at the time of conversion. The Note is unsecured, but will become secured if the Company enters into any secured financing or encumbrance upon its assets while any portion of the Note remains outstanding or if there is an event of default under the Note. Pursuant to the Note, the Company also issued to Toucan warrants to purchase shares of the Company’s common stock, comprising one hundred percent warrant coverage of the repayment amount under the Note. The exercise price of the warrants will be $0.40 per share if the Company can obtain a waiver of any applicable anti-dilution provisions. If such waiver is not obtained, the exercise price of the warrants will be $0.57 per share, and the warrant coverage will be correspondingly adjusted

On February 23, 2012, a majority of the Company 's shareholders voted on and successfully passed a motion to increase the number of the Company's authorized shares of common stock to 450 million from 150 million. This motion will allow the Company to continue to raise capital through equity sales and eliminate the need for the valuation for excess shares that the Company recorded during the year ended December 31, 2011.

On March 2, 2012 the Company received $250,000 as the 2nd tranche of the $2.25 million financing agreement with Toucan Partners LLC.

On March 6, 2012 the Company received $500,000 as the 3nd tranche of the $2.25 million financing agreement with Toucan Partners LLC.

On March 15, 2012, the Company issued 216,666 shares of common stock to a private investor at $0.30 per share for net proceeds of $65,000.

On April 2, 2012, the Company received the first tranche, $1.7 million, from the issuance of a $2.5 million 8% secured note to Four M Purchasers, LLC. The remaining balance of the note is expected to be received within 90 days of the execution of the note. The loan agreement provides for the issuance of a five year warrant to purchase shares of common stock under the loan agreement at an exercise price of $.40 per share. The Company also granted the lender a security interest in the Company's intellectual property and provides for the extension of the maturity date of the note issued to the Company dated November 10, 2011.

During the quarter ended, March 31, 2012, the Company issued 8.3 million shares of common stock in addition to the share issuances described above. Of that amount, 8.2 million shares were issued related to of loan conversions and 47,000 were issued in respect of consulting services rendered. During the quarter ended March 31, 2012, $3.4 million of debt principal was converted.

