Form 10-Q
period 2012-03-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2012-05-21
CIK 1072379

 UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____

Commission file number 000-33393

Northwest Biotherapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	94-3306718
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4800 Montgomery Lane, Suite 800	20814
Bethesda, Maryland 20814	(Zip Code)
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

As of May 9, 2012, the total number of shares of common stock, par value $0.001 per share, outstanding was 162,806,546.

NORTHWEST BIOTHERAPEUTICS, INC.

TABLE OF CONTENTS

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 2011 and March 31, 2012 (unaudited)	3

Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2011 and 2012 and the period from March 18, 1996 (inception) to March 31, 2012	4

Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three months ended March 31, 2011 and 2012 and the period from March 18, 1996 (inception) to March 31, 2012	5

Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2011 and 2012 and the period from March 18, 1996 (inception) to March 31, 2012	6

Notes to Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 4. Controls and Procedures	19

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 6. Exhibits	21

SIGNATURES	22

INDEX TO EXHIBITS	23

Part I — Financial Information

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2011	March 31, 2012
		(unaudited)
ASSETS
Current assets:
Cash	$24	$37
Prepaid expenses and other current assets	94	79
Total current assets	118	116

Property and equipment:
Laboratory equipment	29	29
Office furniture and other equipment	172	172
	201	201
Less accumulated depreciation and amortization	(123)	(125)
Property and equipment, net	78	76
Deposit and other non-current assets	16	34
Total assets	$212	$226

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,219	$3,855
Accounts payable, related party	1,589	1,005
Accrued expenses	2,185	2,560
Accrued expenses, related party	630	961
Notes payable	3,149	3,306
Note payable to related parties	2,056	2,067
Convertible notes payable, net	4,832	5,270
Convertible notes payable to related party, net	3,588	4,672
Embedded derivative liability	601	253
Liability for reclassified equity contracts	29,903	-
Total current liabilities	50,752	23,949

Long term liabilities:
Notes payable	200	200
Convertible notes payable, net	1,433	896
Total long term liabilities	1,633	1,096
Total liabilities	52,385	25,045
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized and none issued and outstanding
Common stock, $0.001 par value; 150,000,000 and 450,000,000 shares authorized, and 149,345,623 and 159,278,036 shares issued and outstanding at December 31, 2011 and March 31, 2012, respectively	150	160
Additional paid-in capital	199,605	237, 140
Deficit accumulated during the development stage	(251,778)	(261,929)
Cumulative translation adjustment	(150)	(190)
Total stockholders’ equity (deficit)	(52,173)	(24,819)
Total liabilities and stockholders’ equity (deficit)	$212	$226

See accompanying notes to the condensed consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Period from March
	March 31,		18, 1996 (Inception)
	2011	2012	to March 31, 2012
Revenues:
Research material sales	$-	$-	$580
Contract research and development from related parties	-	-	1,128
Research grants and other	-	-	1,061
Total revenues	-	-	2,769
Operating cost and expenses:
Cost of research material sales	-	-	382
Research and development	4,440	3,580	93,844
General and administration	2,316	2,183	77,507
Depreciation and amortization	-	2	2,365
Loss on facility sublease	-	-	895
Asset impairment loss and other (gain) loss	-	-	2,445
Total operating costs and expenses	6,756	5,765	177,438
Loss from operations	(6,756)	(5,765)	(174,669)
Other income (expense):
Valuation of reclassified equity instruments	-	491	16,071
Conversion inducement expense	-	-	(18,234)
Derivative valuation gain/(loss)	(161)	348	1,130
Gain on sale of intellectual property and property and equipment	-	-	3,664
Interest expense	(1,491)	(5,225)	(46,789)
Interest income and other	-	-	1,707
Net loss	(8,408)	(10,151)	(217,120)
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	-	-	(12,349)
Modification of Series A preferred stock warrants	-	-	(2,306)
Modification of Series A-1 preferred stock warrants	-	-	(16,393)
Series A preferred stock dividends	-	-	(334)
Series A-1 preferred stock dividends	-	-	(917)
Warrants issued on Series A and Series A-1 preferred stock dividends	-	-	(4,664)
Accretion of Series A preferred stock mandatory redemption obligation	-	-	(1,872)
Series A preferred stock redemption fee	-	-	(1,700)
Beneficial conversion feature of Series D preferred stock	-	-	(4,274)
Net loss applicable to common stockholders	$(8,408)	$(10,151)	$(261,929)
Net loss per share applicable to common stockholders — basic	$(0.11)	$(0.07)
Weighted average shares used in computing basic loss per share	77,087	153,584

See accompanying notes to the condensed consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

			Period from March
	Three Months Ended		18, 1996
	March 31,		(Inception) to
	2011	2012	March 31, 2012

Net loss	$(8,408)	$(10,151)	$(217,120)
Other comprehensive loss
Foreign currency translation adjustment loss	(20)	(40)	(190)
Total comprehensive loss	$(8,428)	$(10,151)	$(217,310)

See accompanying notes to the condensed consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

			Period from
			March 18,
			1996
			(Inception) to
	Three Months Ended		March 31,
	March 31,		2012
	2011	2012
Cash Flows from Operating Activities:

Net Loss	$(8,408)	$(10,151)	$(217,120)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	-	2	2,365
Amortization of deferred financing costs	-	-	320
Amortization debt discount	1,066	4,634	34,859
Derivative valuation (gain) loss	161	(348)	(1,130)
Accrued interest converted to stock	-	-	260
Accreted interest on convertible promissory note	-	-	1,484
Stock-based compensation costs	493	1,042	20,901
Stock and warrants issued for services and other expenses	3,262	-	20,269
Loan conversion inducement	-	-	10,415
Valuation of reclassified equity contracts	-	(491)	(16,070)
Asset impairment loss and loss (gain) on sale of properties	-	-	(936)
Loss on facility sublease	-	-	895
Increase (decrease) in cash resulting from changes in assets and liabilities:		-
Prepaid expenses and other current assets	26	(3)	613
Accounts payable and accrued expenses	650	2,027	9,173
Related party accounts payable and accrued expenses	1,249	(253)	12,816
Accrued loss on sublease	-	-	(265)
Deferred rent	-	-	410
Net Cash used in Operating Activities	(1,501)	(3,541)	(120,741)
Cash Flows from Investing Activities:
Purchase of property and equipment, net	-	-	(5,093)
Proceeds from sale of property and equipment	-	-	258
Proceeds from sale of intellectual property	-	-	1,816
Proceeds from sale of marketable securities	-	-	2,000
Refund of security deposit	-	-	(3)
Transfer of restricted cash	-	-	(1,035)
Net Cash used in Investing Activities	-	-	(2,057)
Cash Flows from Financing Activities:
Proceeds from issuance of note payable	2,072	500	8,480
Proceeds from issuance of convertible notes payable to related parties	500	2,955	4,855
Proceeds from issuance of note payable to related parties	-	-	11,250
Repayment of note payable to related parties	-	-	(8,050)
Proceeds from issuance of convertible promissory note and warrants, net of issuance costs	(350)	-	23,333
Repayment of convertible promissory note	-	-	(1,069)
Borrowing under line of credit, Northwest Hospital	-	-	2,834
Repayment of line of credit, Northwest Hospital	-	-	(2,834)
Payment on capital lease obligations	-	-	(323)
Payments on note payable	-	-	(420)
Proceeds from issuance preferred stock, net	-	-	28,708
Proceeds from exercise of stock options and warrants	-	-	228
Proceeds from issuance common stock, net	210	139	59,214
Proceeds from sale of stock warrant	4	-	90
Payment of preferred stock dividends	-	-	(1,251)
Series A preferred stock redemption fee	-	-	(1,700)
Deferred financing costs	-	-	(320)
Net Cash provided by Financing Activities	2,436	3,594	123,025
Effect of exchange rates on cash	(20)	(40)	(190)
Net increase (decrease) in cash	915	13	37
Cash at beginning of period	153	24	-
Cash at end of period	$1,068	$37	$37

Supplemental disclosure of cash flow information — Cash paid during the period for interest	$-	$-	$1,879
Supplemental schedule of non-cash financing activities:
Equipment acquired through capital leases	$-	$-	$285
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	-	-	12,349
Issuance of common stock in connection conversion of liabilities	2,528	3,738	22,793
Modification of Series A preferred stock warrants	-	-	2,306
Modification of Series A-1 preferred stock warrants	-	-	16,393
Warrants issued on Series A and Series A-1 preferred stock dividends	-	-	4,664
Liability for reclassified equity contracts	5,753	29,412	16,070
Accretion of mandatorily redeemable Series A preferred stock redemption obligation	-	-	1,872
Debt discount on promissory notes	1,435	3,213	22,714
Conversion of convertible promissory notes and accrued interest to Series D preferred stock	-	-	5,324
Conversion of convertible promissory notes and accrued interest to Series A-1 preferred stock	-	-	7,707
Conversion of convertible promissory notes and accrued interest to common stock	-	-	269
Issuance of Series C preferred stock warrants in connection with lease agreement	-	-	43
Issuance of common stock to settle accounts payable	-	-	4
Liability for and issuance of common stock and warrants to Medarex	-	-	840
Issuance of common stock to landlord	-	-	35
Deferred compensation on issuance of stock options and restricted stock grants	-	-	759
Cancellation of options and restricted stock	-	-	849
Financing of prepaid insurance through note payable	-	-	491
Stock subscription receivable	-	-	480

See accompanying notes to the condensed consolidated financial statements

Northwest Biotherapeutics, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Northwest Biotherapeutics, Inc. and its subsidiaries, NW Bio Europe Sarl and NW Bio GmBh (collectively, the “Company”, “we”, “us”, and “our” ). All material intercompany balances and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). All normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the three month periods ended March 31, 2011 and 2012 are not necessarily indicative of results to be expected for a full year.

The independent registered public accounting firm’s report on the financial statements for the fiscal year ended December 31, 2011 states that because of recurring operating losses, net operating cash flow deficits, and a deficit accumulated during the development stage, there is substantial doubt about the Company’s ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies

The Company implemented the following accounting policy during the period ended March 31, 2012.

In June 2011, the Financial Accounting Standards Board issued ASU No. 2011-05, Comprehensive Income, or ASU 2011-05. The guidance in ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. An entity is required to report the components of comprehensive income in either one or two consecutive financial statements:

•	A single, continuous statement must present the components of net income and total net income, the components of other comprehensive income and total other comprehensive income, and a total for comprehensive income; or

•	In a two-statement approach, an entity must present the components of net income and total net income in the first statement. That statement must be immediately followed by a financial statement that presents the components of other comprehensive income, a total for other comprehensive income, and a total for comprehensive income.

ASU 2011-05 does not change the items that must be reported in other comprehensive income. The amendments in ASU 2011-05 are effective for fiscal years beginning after December 15, 2011 and the Company adopted this guidance during the three months ended March 31, 2012, and implemented the two-statement approach.

The other significant accounting policies used in the preparation of the Company’s condensed consolidated financial statements are disclosed in Note 3 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Stock-based compensation expense was as follows for the three months ended March 31 (in thousands):

	2011	2012
Research and development	$164	$158
General and administrative	329	884
Total stock- based compensation expense	$493	$1,042

There were no options to purchase common stock granted during the three month periods ended March 31, 2011 and 2012. At March 31, 2012, the unrecognized compensation expense related to stock options was $3.6 million which is to be recognized over a weighted average period of approximately 3 years.

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

The Company's liability for reclassified equity contracts were measured using significant unobservable (Level 3) inputs. There were no assets measured at fair value using unobservable inputs either as of or during the three months ended March 31, 2011 or as of or during the three months ended March 31, 2012.

As a result of the Company entering into convertible promissory notes and issuing warrants to purchase common stock, the Company's total potential outstanding common stock exceeded the Company’s authorized shares by approximately 109 million shares as of December 31, 2011, as also discussed in Note 7. As a result the Company was required to value a number of shares equal to the excess issuable on exercise of warrants and options and on conversion of convertible notes and recognize the value as a liability. The Company’s stockholders approved an increase in the number of authorized shares sufficient to cover the excess as of February 6, 2012. At that time, the liability was remeasured, with changes in value included in other income/(expense), and then reclassified to additional paid-in capital.

The following table represents the activity for the Company’s liability for reclassified equity contracts for the periods ended March 31, 2011 and 2012:

	2011	2012
Beginning balance	$-	$29,903,000
Liabilities reclassified	5,753,000	693,000
Change in value of reclassified liabilities	-	(491,000)
Liabilities reclassified to equity	-	(30,105,000)
Ending balance	$5,753,000	$-

The Company concluded that certain conversion features and warrant agreements included down-round provisions and were not indexed to the Company’s stock (and are therefore recorded as derivative liabilities). The Company recognizes the derivative liabilities at their respective fair values using a binomial model adjusted for the probability of issuance using a Monte Carlo simulation. Changes in the fair value are recorded in “Derivative valuation gain (loss)” in the condensed consolidated statements of operations. Key assumptions for determining fair values during the period presented included expected terms ranging from between 6 and 18 months, volatility ranging from between 95% and 190% and risk-free interest rate of 0.18%.

The Company's embedded derivative liability was measured using significant unobservable (Level 3) inputs. The following table represents the Company’s embedded derivative liability activity for the three months ended March 31, 2011 and 2012:

	2011	2012
Beginning balance	$839,000	$601,000
Reclassification to stockholders' equity upon conversion and expiration of derivative	(168,000)	-
Net change in fair value of embedded derivative liabilities	161,000	(348,000)
Ending balance	$832,000	$253,000

5. Liquidity and Going Concern

The Company has experienced recurring losses from operations, and, as of March 31, 2012, had a working capital deficit of $23.8 million and a deficit accumulated during the development stage of $261.9 million.

Since 2004, Toucan Capital Fund II, L.P. (“Toucan Capital”), Toucan Partners LLC (“Toucan Partners”), entities controlled by Ms. Linda Powers, the managing director of Toucan Capital and managing member of Toucan Partners, and Ms. Linda Powers (collectively “Toucan”) have provided substantial funding to the Company. During the period from 2004 to 2007, the funding consisted of various loans and the purchase of common stock. Under a Conversion Agreement during 2007, all loans payable to Toucan outstanding at the time were converted to preferred stock and the preferred stock was subsequently converted to common stock. As a result of additional loans, as of March 31, 2012, notes payable include $4.6 million convertible notes payable to Toucan. The notes payable to Toucan outstanding as of March 31, 2012, are convertible at prices ranging from $0.20 to $0.57.

In addition, the Company utilizes the services of Cognate BioServices, Inc., an entity controlled by Toucan, for manufacturing DCVax product candidates, regulatory advice, research and development preclinical activities, and managing clinical trials. Accounts payable to Cognate BioServices, Inc. amounted to $0.8 million at March 31, 2012. As of March 31, 2012, the Company has a loan payable to Artecel, an entity also controlled by Toucan, amounting to $734,000. The Company and Artecel have not yet agreed to payment terms.

As a result of this financing activity, as of March 31, 2012, Toucan held 71,202,148 shares of common stock, representing approximately 44.7% of the common stock outstanding. Further, as of March 31, 2012, Toucan, beneficially owned (including unexercised warrants) 111,580,839 shares of common stock, representing a beneficial ownership interest of approximately 69.3%.

In addition to financing obtained from Toucan and related entities, the Company has raised additional capital by issuing common stock and debt securities. As of May 7, 2012 the Company had approximately $0.3 million of cash on hand. The Company will need to raise additional capital in the near future to continue to fund its clinical trials and other operating activities and there can be no assurance that its efforts to seek such funding will be successful. The Company may seek funding from Toucan Capital or Toucan Partners or their affiliates or other third parties. Such parties are under no obligation to provide the Company with any additional funds, and any such funding may be dilutive to stockholders and may contain restrictive covenants. The Company is currently exploring additional financings with several other parties; however, there can be no assurance that the Company will be able to complete any such financings or that the terms of such financings will be attractive to the Company. If the Company’s capital raising efforts are unsuccessful, its inability to obtain additional cash as needed could have a material adverse effect on the Company’s financial position, results of operations and the Company’s ability to continue its existence.

6. Notes Payable

Convertible Notes Payable to Related Parties

Al Rajhi converted the note payable with a principal balance of $2,523,201 into 4,426,670 shares of common stock on February 9, 2012.

The Company received proceeds of $1,500,000 in connection with issuing a convertible note to Toucan Partners on February 9, 2012. Warrants to purchase 4,687,500 shares of common stock at an exercise price of $0.57 for five years were issued in connection with the note. The note is unsecured, but will become secured if the Company enters into any secured financing or if there is an event of default, as defined. The note is payable on demand with 14 days written notice and carried an original issue discount of 10% and a one time interest charge of 10%. The conversion price of the note is 95% of the average five day closing price of the Company's common stock for ten days prior to conversion. The relative fair value of the warrants and beneficial conversion feature (based on the effective conversion price of the note payable) amounted to $761,240 and $792,055, respectively. The debt discount associated with the warrants and beneficial conversion feature was immediately written off to interest expense.

The Company received proceeds of $1,255,000 in connection with issuing unsecured convertible notes to Toucan Partners on dates between January 3, 2012 and March 6, 2012. Warrants to purchase 4,470,938 shares of common stock at an exercise price of $0.57 and terms between three and five years were issued in connection with the notes. The notes are payable on demand with between 7 and 14 days written notice and carried an original issue discount of 10% and a one-time interest charge of 10%. The conversion prices of the notes are 95% of the average five day closing price of the Company's common stock for twenty days prior to conversion. The relative fair value of the warrants and beneficial conversion feature (based on the effective conversion price of the notes payable) amounted to $616,315 and $673,632, respectively. The debt discount associated with the warrants and beneficial conversion feature was immediately written off to interest expense.

The Company received proceeds of $200,000 in connection with issuing an unsecured convertible note to an officer of the Company on January 3, 2012. Warrants to purchase 712,500 shares of common stock at an exercise price of $0.57 for three years were issued in connection with the note. The note is payable on demand with 7 days written notice and carried an original issue discount of 10% and a one time interest charge of 10%. The conversion price of the note is 95% of the average five day closing price of the Company's common stock for 20 days prior to conversion. The relative fair value of the warrants and beneficial conversion feature (based on the effective conversion price of the note payable) amounted to $94,653 and $101,650, respectively. The debt discount associated with the warrants and beneficial conversion feature was immediately written off to interest expense.

Convertible Notes Payable

The Company received proceeds of $500,000 in connection with issuing a 9% unsecured convertible note on January 24, 2012. The note is payable on January 24, 2013 and carried an original issue discount of $220,000. The conversion price of the note ranges from between 80% and 85% of the average five day closing price of the Company's common stock for 10 days prior to conversion. The debt discount related to the beneficial conversion feature amounted to $173,859 and will be amortized over the term of the note.

The holders of notes payable with an aggregate principal balance of $1,175,195 converted notes payable into 5,014,773 shares of common stock during the three months ended March 31, 2012.

Notes payable consist of the following at December 31, 2011 and March 31, 2012 (in thousands):

	2011	2012
Notes payable - current
12% unsecured originally due July 2011	$935	$935
6% unsecured due May 16, 2012 (net of discount of $236 in 2011 and $79 in 2012)	1,764	1,921
12% unsecured originally due March 2011	450	450
	$3,149	$3,306

Notes payable related parties - current
12% unsecured due June 2012 (net of discount of $21 in 2011 and $10 in 2012)	$2,056	$2,067

Convertible notes payable, net - current
6% unsecured originally due March 2011	$110	$110
6% unsecured due between March 2011 and February 2012 (net of discount of $34 in 2011 and $0 in 2012)	2,566	2,409
6% unsecured due between April 2011 and February 2012 (net of discount of $0 in 2011 and $55 in 2012)	100	50
11% unsecured due December 2011 (net of discount of $38 in 2011 and $38 in 2012)	50	50
10% unsecured convertible note due November 2012 (net of discount of $1,833 in 2011 and $1,333 in 2012)	1,167	1,667
6% unsecured due June 2012 (net of discount of $182 in 2011 and $310 in 2012)	839	984
	$4,832	$5,270

Convertible Notes payable related party, net - current
12% unsecured due June 2012 (net of discount of $93 in 2011)	$2,430	$-
6% due July 2011 and November 2011 and on demand (net of discount of $92 in 2011 and $69 in 2012)	1,158	4,672
	$3,588	$4,672

Long term notes payable
6% unsecured note due October 2012	200	200
	$200	$200

Long term convertible notes, net
4% unsecured due November 15, 2013 (net of discount of $42 in 2011 and $36 in 2012)	$402	$408
4% unsecured due June 30, 2013 (net of discount of $9 in 2011)	67	-
11% unsecured convertible note due December 2013 (net of discount of $321 in 2011 and $98 in 2012)	964	488
	$1,433	$896

Total notes payable, net	$15,258	$16,411

7. Reclassified Equity Contracts

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

As a result of the Company entering into convertible promissory notes and issuing, stock options, and warrants to purchase common stock, the Company's total potential outstanding common stock exceeded the Company's authorized shares by approximately 109 million shares at December 31, 2011. During 2012, the number of potential shares in excess of authorized shares increased to approximately112 million. Effective February 6, 2012, the number of authorized common shares was increased to 450 million and the liability for potential shares in excess of total authorized shares was revalued at that date. This valuation resulted in non-cash gain of approximately $0.5 million during the three months ended March 31, 2012. The liability reclassified to additional paid in capital, during the three months ended March 31, 2012 amounted to approximately $30 million.

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

	Three Months Ended March 31
	2011	2012
Common stock options	3,257	25,179
Common stock warrants	46,726	67,237
Convertible notes	29,750	34,638
Excluded potentially dilutive securities	79,733	127,054

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

During the quarters ending March 31, 2011 and 2012, respectively, the Company recognized approximately $1.7 million and $2.2 million of research and development costs related to these service agreements. As of March 31, 2011 and 2012, the Company owed Cognate approximately $6.2 million and $0.8 million, respectively.

Toucan Capital

In accordance with a recapitalization agreement between the Company and Toucan Capital, as amended, pursuant to which Toucan Capital agreed to recapitalize the Company by making loans to the Company, Toucan paid certain legal and other administrative costs on the Company’s behalf. Pursuant to the terms of the Conversion Agreement discussed above, the recapitalization agreement was terminated on June 22, 2007. Subsequent to the termination of the recapitalization agreement, Toucan Capital continues to incur costs on behalf of the Company. These costs primarily relate to consulting costs and travel expenses incurred in support of the Company’s international expansion efforts. In addition, since July 1, 2007 the Company has accrued and recorded rent expense due to Toucan Capital Corp. an affiliate of Toucan Capital for its office space in Bethesda, Maryland.

During the three months ending March 31, 2011 and 2012, respectively, the Company recognized approximately $0.8 million and $0.1 million of general and administrative costs related to this recapitalization agreement, rent expense, as well as legal, travel and other costs incurred by Toucan Capital, Toucan Partners and Linda Powers on the Company’s behalf. At December 31, 2011 and March 31, 2012, accrued expenses payable to Toucan Capital and related parties amounted to $0.6 million and $0.6 million, respectively, and are included as part of accounts payable to related parties in the accompanying consolidated balance sheets.

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

Artecel

During 2011, the Company received an operational loan from an entity controlled by Toucan Capital. Artecel, a stem cell research company, provided the Company with $734,000 to be used as funding for ongoing clinical trials. The Company and Artecel have not yet agreed to repayment terms.

10. Stockholders’ Equity (Deficit)

Common Stock Issuances

Issuances of common stock during 2012 were as follows:

During the three months ended March 31, 2012 the Company sold to private investors 216,667 shares of common stock at $0.27 per share for net proceeds of $65,000.

During the three months ended March 31, 2012 the Company sold to private investors 227,273 shares of common stock at $0.33 per share for net proceeds of $75,000.

During the three months ended March 31, 2012, the Company issued 9,441,443 shares of common stock as a result of the conversion of $3.7 million of notes payable.

During three months ended March 31, 2012, the Company issued 47,031 shares of common stock to settle accounts payable with a balance of $15,000.

Stock Purchase Warrants

Issuances of warrants during 2012 were as follows:

In January 2012, the Company issued warrants to purchase 56,250 shares of common stock at an exercise price of $0.40 per share in connection with the purchase of shares of the Company’s common stock.

In February 2012, the Company issued warrants to purchase 216,666 shares of common stock at an exercise price of $0.30 per share connection with the purchase of shares of the Company’s common stock.

In connection with the issuance of convertible notes payable to Toucan and an officer of the Company, the Company issued warrants to purchase 9,870,938 shares of common stock at an exercise price of $0.57 per share with an exercise period between three and five years.

11. Subsequent Events

Four M Purchasers and matching funds

During April and May 2012, the Company received $2.5 million related to the issuance of an 8% secured convertible note payable to Four M Purchasers. The note is payable on April 2, 2013, and is convertible at a price of $ 0.40 per share. Warrants to purchase 3,212,500 shares of common stock at an exercise price of $0.40 for five years were issued in connection with the note. The agreement provided that Four M Purchasers advanced the Company $500,000 upon executing the agreement and advanced the remaining $2 million (on a 2:1 basis) when the funds were matched by other investors (the Company received $1,142,000 from the issuance of notes payable and common stock to other investors and received the remaining $2 million from Four M Purchasers).

The funds matched from other investors resulted in the issuance of 8% convertible notes with an aggregate principal balance of $935,000 due in April 2013. In connection with the convertible notes, the Company also issued 4,025,000 warrants to purchase shares of common stock at an exercise price of $0.40 per share for five years. In addition, the Company issued 900,000 shares of common stock for proceeds of $207,000.

In connection with the execution of the $2.5 million secured convertible note payable, Four M Purchasers agreed to extend the maturity date for the $2 million note payable issued to Four M Purchasers on November 10, 2011. The $2 million note was originally due on May 10, 2012 and the extended due date is April 2, 2013. Also, the Company agreed to grant a security interest in the Company's intellectual property (all patents and licenses) to secure the repayment under the $2.5 million convertible note and the $2 million note payable.

Other

Between April and May 2012, the Company converted $507,000 of liabilities into 2,618,142 shares of common stock. Additionally, 10,368 shares of the Company’s common stock were issued in consideration of consulting services rendered in April.

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

We have experienced recurring losses from operations and as of March 31, 2012 we have a deficit accumulated during the development stage of $261.9 million. In addition, our independent registered public accounting firm’s report on the financial statements for the year ended December 31, 2011, states that because of recurring operating losses, net operating cash flow deficits, and a deficit accumulated during the development stage, there is substantial doubt about the Company’s ability to continue as a going concern.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The critical accounting policies that involve significant judgments and estimates used in the preparation of our financial statements are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Three Months Ended March 31, 2012 and 2011

We recognized a net loss of $10.2 million for the three months ended March 31, 2012 compared to a net loss of $8.4 million for the three months ended March 31, 2011. The increased loss was primarily attributable to the Company’s increased borrowing costs during the three months ended March 31, 2012.

Research and Development Expense. Research and development expense decreased from $4.4 million for the three months ended March 31, 2011 to $3.6 million for the three months ended March 31, 2012. The decrease was primarily attributable to the declining costs associated with the resumption of enrollment in the brain cancer clinical trials.

General and Administrative Expense. General and administrative expense was $2.1 million for the three months ended March 31, 2012 compared to $2.3 million for the three months ended March 31, 2011. The decrease was primarily due to a reduction in travel and related consultant expenses.

Valuation of reclassified equity contracts. During the three months ended March 31, 2012, the Company recognized a non-cash gain amounting to $491,000 from the decrease in value of reclassified equity contracts. There was no gain or loss for reclassified equity contracts during the same period a year ago, since there were no contracts required to be accounted for as liabilities during the period in 2011.

Derivative valuation gain and loss. During the three months ended March 31, 2012 the Company recognized a gain on derivative liabilities of $348,000 due to the change in value of the financial instruments.

  Interest (Expense). Interest expense increased to $5.2 million for the three months ended March 31, 2012 from $1.5 million for the three months ended March 31, 2011. Interest expense increased for the three-month period ended March 31, 2012 primarily related to the increased borrowing costs and terms of the convertible notes payable that were initiated during the three month period ended March 31, 2012.

Liquidity and Capital Resources

At March 31, 2012, cash totaled $37,000, compared to $24,000 at December 31, 2011. Working capital was a deficit of $23.7 million at March 31, 2012, compared to a deficit of $50.6 million at December 31, 2011. The working capital deficit decreased as of March 31, 2012 as compared to March 31, 2011 primarily due to the decrease in the liability for reclassified equity contracts in 2012. Cash balances increased during the quarter ended March 31, 2012 as compared to the quarter ended March 31, 2011 due primarily to the financing transactions discussed below that were executed in 2012.

The change in cash for the periods presented was comprised of the following (in thousands):

	March 31, 2011	March 31, 2012	Change
Net cash provided by (used in):
Operating activities	$(1,501)	$(3,541)	$(2,040)
Investing activities	-	-	-
Financing activities	2,436	3,594	1,158
Effect of exchange rates on cash	(20)	(40)	20

Increase in cash	$915	$13	$(862)

Operating Activities

We used $3.5 million in cash for operating activities during the three months ended March 31, 2012. The increase in cash used in operating activities was a result of an increase in activities related to the Company’s ongoing Phase II clinical trials in the United States.

  Investing Activities

Investing activities for the periods presented are not material.

Financing Activities

During the three months ended March 31, 2012, our financing activities consisted of net proceeds from notes payable amounting to $3.5 million and proceeds from the issuance of common stock amounting to $0.1 million. The increase in the Company's debt financing activities was largely due to the need to raise funding for costs associated with the ongoing Phase II clinical trials in the United States.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive, financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive, financial and accounting officer concluded that, as of March 31, 2012, in light of the material weaknesses identified in our management report on internal controls and procedures contained in our Form 10-K for the fiscal year ended December 31, 2011, Item 9A filed on April 13, 2012, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our chief executive officer, financial and accounting officer, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2012 that has materially affected, or is reasonably expected to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 20, 2012, the Company issued 227,273 shares of common stock to an affiliated investor at $0.33 per share for net proceeds of $75,000.

On February 27, 2012, the Company issued 216,666, shares of common stock to a private investor at $0.27 per share for net proceeds of $65,000.

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

Item 6. Exhibits

*3.1	Certificate of Amendment of the Seventh Amended and Restated Certificate of Incorporation of Northwest Biotherapeutics, Inc.

*31.1	Certification of President (Principal Executive Officer and Principal Financial and Accounting Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of President, Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC

Dated: May 18, 2012	By:	/s/ Linda M. Powers
Name: Linda M. Powers
Title: President and Chief Executive Officer
Principal Executive Officer
Principal Financial and Accounting Officer

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

EXHIBIT INDEX

*3.1	Certificate of Amendment of the Seventh Amended and Restated Certificate of Incorporation of Northwest Biotherapeutics, Inc.

*31.1	Certification of President (Principal Executive Officer and Principal Financial and Accounting Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of President, Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

