Form 10-Q
period 2012-06-30
NORTHWEST BIOTHERAPEUTICS INC
filed 2012-08-14
CIK 1072379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____

Commission file number 000-33393

Northwest Biotherapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	94-3306718
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4800 Montgomery Lane, Suite 800	20814
Bethesda, Maryland 20814	(Zip Code)
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

As of August10, 2012, the total number of shares of common stock, par value $0.001 per share, outstanding was 175,871,162.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011(unaudited)	3

Condensed Consolidated Statements of Operations (unaudited) for the three months and six months ended June 30, 2012 and 2011 and the period from March 18, 1996 (inception) to June 30, 2012	4

Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three months and six months ended June 30, 2012 and 2011 and the period from March 18, 1996 (inception) to June 30, 2012	5

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited) for the six months ended June 30, 2012	6

Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2012 and 2011 and the period from March 18, 1996 (inception) to June 30, 2012	7

Notes to Condensed Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 4. Controls and Procedures	20

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 5. Other Information	21

Item 6. Exhibits	22

SIGNATURES	23

Part I - Financial Information

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30,
	2012	December 31,
	Unaudited	2011

ASSETS
Current assets:
Cash and cash equivalents	$430	$24
Accounts receivable	195	-
Prepaid expenses and other current assets	260	94
Total current assets	885	118
Property and equipment:
Laboratory equipment	56	29
Office furniture and other equipment	172	172
	228	201
Less accumulated depreciation and amortization	(128)	(123)
Property and equipment, net	100	78
Deposit and other non-current assets	33	16
Total assets	$1,018	$212

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable (includes related party of $3,785 and $1,589 in 2012 and 2011, respectively)	$6,895	$3,808
Accrued expenses (includes related party of $1,051 and $630 in 2012 and 2011, respectively)	4,437	2,815
Notes payable (includes related party of $2,077 and $2,056 in 2012 and 2011, respectively)	5,461	5,205
Convertible notes, net (includes related party of $5,708 and $3,588 in 2012 and 2011, respectively)	13,487	8,420
Embedded derivative liability	53	601
Liability for reclassified equity contracts	-	29,903
Total current liabilities	30,333	50,752
Long term liabilities:
Notes payable	200	200
Convertible notes payable, net	1,143	1,433
Total long term liabilities	1,343	1,633
Total liabilities	31,676	52,385
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 20,000,000 shares authorized and none issued and outstanding
Common stock, $0.001 par value; 450,000,000 and 150,000,000 shares authorized, and 165,362,987 and 149,345,623 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	165	150
Additional paid-in capital	241,446	199,605
Deficit accumulated during the development stage	(272,079)	(251,778)
Cumulative translation adjustment	(190)	(150)
Total stockholders’ equity (deficit)	(30,658)	(52,173)
Total liabilities and stockholders’ equity (deficit)	$1,018	$212

See accompanying notes to the condensed consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended		Period from March
	June 30,		June 30,		18, 1996 (Inception)
	2012	2011	2012	2011	to June 30, 2012

Revenues:
Research material sales	$-	$-	$-	$-	$580
Contract research and development from related parties	-	-	-	-	1,128
Research grants and other	330	-	330	-	1,391
Total revenues	330	-	330	-	3,099
Operating cost and expenses:
Cost of research material sales	-	-	-	-	382
Research and development	7,040	3,469	10,589	7,909	100,884
General and administration	2,025	5,555	4,239	7,871	79,532
Depreciation and amortization	2	4	4	4	2,367
Loss on facility sublease	-	-	-	-	895
Asset impairment loss and other (gain) loss	-	-	-	-	2,445
Total operating costs and expenses	9,067	9,028	14,832	15,784	186,505
Loss from operations	(8,737)	(9,028)	(14,502)	(15,784)	(183,406)
Other income (expense):
Valuation of reclassified equity instruments	-	(1,462)	491	(1,462)	16,071
Conversion inducement expense	-	(125)	-	(125)	(18,234)
Derivative valuation gain/(loss)	200	(148)	548	(309)	1,330
Gain on sale of intellectual property and property and equipment	-	-	-	-	3,664
Interest expense	(1,613)	(1,565)	(6,838)	(3,056)	(48,402)
Interest income and other	-	-	-	-	1,707
Net loss	(10,150)	(12,328)	(20,301)	(20,736)	(227,270)
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	-	-	-	-	(12,349)
Modification of Series A preferred stock warrants	-	-	-	-	(2,306)
Modification of Series A-1 preferred stock warrants	-	-	-	-	(16,393)
Series A preferred stock dividends	-	-	-	-	(334)
Series A-1 preferred stock dividends	-	-	-	-	(917)
Warrants issued on Series A and Series A-1 preferred stock dividends	-	-	-	-	(4,664)
Accretion of Series A preferred stock mandatory redemption obligation	-	-	-	-	(1,872)
Series A preferred stock redemption fee	-	-	-	-	(1,700)
Beneficial conversion feature of Series D preferred stock	-	-	-	-	(4,274)
Net loss applicable to common stockholders	$(10,150)	$(12,328)	$(20,301)	$(20,736)	$(272,079)
Net loss per share applicable to common stockholders - basic and diluted	$(0.06)	$(0.15)	$(0.13)	$(0.26)
Weighted average shares used in computing basic and diluted loss per share	162,357	83,890	157,869	80,862

See accompanying notes to the condensed consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

					Period from
	Three Months Ended		Six Months Ended		March 18, 1996
	June 30,		June 30,		(Inception) to
	2012	2011	2012	2011	June 30, 2012

Net loss	$(10,150)	$(12,328)	$(20,301)	$(20,736)	$(227,270)
Other comprehensive loss
Foreign currency translation adjustment	-	(103)	(40)	(123)	(190)
Total comprehensive loss	$(10,150)	$(12,431)	$(20,341)	$(20,859)	$(227,460)

See accompanying notes to the condensed consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(Unaudited)

Six Months
Ended
June 30,
2012

Common stock:
Balance, beginning of the period	$150
Notes payable conversions / stock issuances for cash and services	11
Balance, end of the period	$165

Additional paid-in-capital:
Balance, beginning of the period	$199,605
Stock issuances for cash	347
Notes payable conversions	4,647
Modifications / reclassifications of equity instruments	29,412
Stock based compensation	1,897
Debt disounts/beneficial conversion features of securities	5,520
Stock issuance for services	18
Balance, end of the period	$241,446

Deficit accumulated during development stage:
Balance, beginning of the period	$(251,778)
Net loss	(20,301)
Balance, end of the period	$(272,079)

Cumulative translation adjustment:
Balance, beginning of the period	$(150)
Foreign currency translation adjustment	(40)
Balance, end of the period	$(190)

Total stockholders’ equity (deficit)	$(30,658)

See accompanying notes to the condensed consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

			Period from
	Six Months Ended		March 18, 1996
	June 30,		(Inception) to
	2012	2011	June 30, 2012
Cash Flows from Operating Activities:
Net Loss	$(20,301)	$(20,736)	$(227,270)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	4	4	2,367
Amortization of deferred financing costs	-	-	320
Amortization debt discount	6,016	2,163	36,241
Derivative valuation (gain) loss	(548)	309	(1,330)
Accrued interest converted to stock	-	-	260
Accreted interest on convertible promissory note	-	-	1,484
Stock-based compensation costs	1,897	5,951	21,756
Stock and warrants issued for services and other expenses	-	3,470	20,269
Loan conversion inducement	-	125	10,415
Valuation of reclassified equity contracts	(491)	1,462	(16,070)
Asset impairment loss and loss (gain) on sale of properties	-	-	(936)
Loss on facility sublease	-	-	895
Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	(195)	-	(195)
Prepaid expenses and other current assets	(166)	17	450
Accounts payable and accrued expenses	5,427	2,194	25,642
Deposits and other non-current assets	(17)	-	(17)
Accrued loss on sublease	-	-	(265)
Deferred rent	-	-	410
Net Cash used in Operating Activities	(8,374)	(5,041)	(125,574)
Cash Flows from Investing Activities:
Purchase of property and equipment, net	(27)	(3)	(5,120)
Proceeds from sale of property and equipment	-	-	258
Proceeds from sale of intellectual property	-	-	1,816
Proceeds from sale of marketable securities	-	-	2,000
Refund of security deposit	-	-	(3)
Transfer of restricted cash	-	-	(1,035)
Net Cash used in Investing Activities	(27)	(3)	(2,084)
Cash Flows from Financing Activities:
Proceeds from issuance of notes payable	-	6,222	19,230
Proceeds from issuance of convertible notes payable	8,500	500	10,400
Repayment of note payable to related parties	-	-	(8,050)
Proceeds from issuance of convertible promissory note and warrants, net of issuance costs	-	-	23,333
Repayment of convertible promissory note	-	(350)	(1,069)
Borrowing under line of credit, Northwest Hospital	-	-	2,834
Repayment of line of credit, Northwest Hospital	-	-	(2,834)
Payment on capital lease obligations	-	-	(323)
Payments on note payable	-	-	(420)
Proceeds from issuance preferred stock, net	-	-	28,708
Proceeds from exercise of stock options and warrants	-	-	228
Proceeds from issuance common stock, net	347	5,340	59,422
Proceeds from sale of stock warrant	-	4	90
Payment of preferred stock dividends	-	-	(1,251)
Series A preferred stock redemption fee	-	-	(1,700)
Deferred financing costs	-	-	(320)
Net Cash provided by Financing Activities	8,847	11,716	128,278
Effect of exchange rates on cash and cash equivalents	(40)	(123)	(190)
Net increase (decrease) in cash and cash equivalents	406	6,549	430
Cash and cash equivalents at beginning of period	24	153	-
Cash and cash equivalent at end of period	$430	$6,702	$430

See accompanying notes to the condensed consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

			Period from
	Six Months Ended		March 18, 1996
	June 30,		(Inception) to
	2012	2011	June 30, 2012

Supplemental disclosure of cash flow information - Cash paid during the period for interest	$-	$-	$1,879
Supplemental schedule of non-cash financing activities:
Equipment acquired through capital leases	$-	$-	$285
Issuance of common stock in connection with elimination of Series A and
Series A-1 preferred stock preferences	-	-	12,349
Issuance of common stock in connection with conversion of liabilities	4,658	1,920	23,713
Modification of Series A preferred stock warrants	-	-	2,306
Modification of Series A-1 preferred stock warrants	-	-	16,393
Warrants issued on Series A and Series A-1 preferred stock dividends	-	-	4,664
Liability for reclassified equity contracts	29,412	-	29,412
Accretion of mandatorily redeemable Series A preferred stock redemption obligation	-	-	1,872
Debt discount on promissory notes	5,520	4,862	25,021
Conversion of convertible promissory notes and accrued interest to Series D preferred stock	-	-	5,324
Conversion of convertible promissory notes and accrued interest to Series A-1 preferred stock	-	-	7,707
Conversion of convertible promissory notes and accrued interest to common stock	-	-	269
Issuance of Series C preferred stock warrants in connection with lease agreement	-	-	43
Issuance of common stock or notes to settle accounts payable	734	-	738
Liability for and issuance of common stock and warrants to Medarex	-	-	840
Issuance of common stock to landlord	-	-	35
Deferred compensation on issuance of stock options and restricted stock grants	-	-	759
Cancellation of options and restricted stock	-	-	849
Financing of prepaid insurance through note payable	-	-	491
Stock subscription receivable	-	-	480

See accompanying notes to the condensed consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Northwest Biotherapeutics, Inc. and its subsidiaries, NW Bio Europe Sarl and NW Bio GmBh (collectively, the “Company”, “we”, “us”, and “our”). All material intercompany balances and transactions have been eliminated. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). All normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the three month and six month periods ended June 30, 2011 and 2012 are not necessarily indicative of results to be expected for a full year.

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

2. Summary of Significant Accounting Policies

The Company implemented the following accounting policies during the period ended June 30, 2012.

Revenue recognition. In various situations, the Company receives certain cost payments from patients. These are generally non-refundable, and are not dependent on the Company’s ongoing future performance. The Company has adopted a policy of recognizing these payments as revenue when received.

Accounts Receivable. Accounts receivable balance includes balances due from research grants and other services. We record an allowance for doubtful accounts for our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance for doubtful accounts based primarily on historical write-off experience. Account balances that are deemed uncollectible, are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. No allowance was necessary for the periods presented.

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

ASU 2011-05 does not change the items that must be reported in other comprehensive income. The amendments in ASU 2011-05 are effective for fiscal years beginning after December 15, 2011. The Company adopted this guidance, and implemented the two-statement approach.

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

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

A summary of stock options activity for 2012 is as follows (shares in thousands):

			Weighted	Weighted
		Weighted	Average	Average
	Number	Average	Grant	Remaining	Aggregate
	of	Exercise	Date	Contractual	Intrinsic
	Options	Price	Fair	Life	Value

Outstanding at December 31, 2011	24,822	$0.66	$0.66
2012 activity	-	-	-
Outstanding at June 30, 2012	24,822	$0.66	$0.66	6.1 years	$-
Exercisable at June 30, 2012	10,794	$0.66	$0.66	8.5 years	$-

Stock-based compensation expense was as follows for the three months and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Research and development	$131	$1,782	$289	$1,946
General and administrative	724	3,676	1,608	4,005
Total stock- based compensation expense	$855	$5,458	$1,897	$5,951

There were no options to purchase common stock granted during the three month and six month periods ended June 30, 2012. At June 30, 2012, the unrecognized compensation expense related to stock options was $2.7 million which is to be recognized over a weighted average period of approximately 3 years.

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

The Company's liability for reclassified equity contracts was measured using significant unobservable (Level 3) inputs.

As a result of the Company entering into convertible promissory notes and issuing warrants to purchase common stock, the Company's total potential outstanding common stock exceeded the Company’s authorized shares by approximately 109 million shares as of December 31, 2011, as also discussed in Note 7. As a result, the Company was required to value a number of shares equal to the excess issuable on exercise of warrants and options and on conversion of convertible notes and recognize the value as a liability. The Company’s stockholders approved an increase in the number of authorized shares sufficient to cover the excess as of February 6, 2012. At that time, the liability was re-measured, with changes in value included in other income/(expense), and then reclassified to additional paid-in capital (thereby removing it from the Company’s liabilities).

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

The following table represents the activity for the Company’s liability for reclassified equity contracts for the three month and six month periods ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Beginning balance	$-	$5,753,000	$29,903,000	$-
Liabilities reclassified	-	12,776,000	693,000	18,529,000
Change in value of reclassified liabilities	-	1,462,000	(491,000)	1,462,000
Liabilities reclassified to equity	-	-	(30,105,000)	-
Ending balance	$-	$19,991,000	$-	$19,991,000

The Company concluded that certain conversion features and warrant agreements included down-round provisions and were not indexed to the Company’s stock (and are therefore recorded as derivative liabilities). The Company recognizes the derivative liabilities at their respective fair values using a binomial model adjusted for the probability of issuance using a Monte Carlo simulation. Changes in the fair value are recorded in “Derivative valuation gain (loss)” in the condensed consolidated statements of operations. Key assumptions for determining fair values during the periods presented included expected terms ranging from between 3 and 15 months, volatility ranging from between 95% and 190% and risk-free interest rate of 0.18%.

The Company's embedded derivative liability was measured using significant unobservable (Level 3) inputs. The following table represents the Company’s embedded derivative liability activity for the three months and six months ended June 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Beginning balance	$253,000	$832,000	$601,000	$839,000
Reclassification to stockholders' equity upon conversion and expiration of derivative	-	(1,000)	-	(169,000)
Embedded derivative liability recognized	-	1,389,000	-	1,389,000
Net change in fair value of embedded derivative liabilities	(200,000)	148,000	(548,000)	309,000
Ending balance	$53,000	$2,368,000	$53,000	$2,368,000

5. Liquidity and Going Concern

The Company has experienced recurring losses from operations, and, as of June 30, 2012, had a working capital deficit of $29.4 million and a deficit accumulated during the development stage of $272.1million, and has used $125.6 million for operating cash flows.

Since 2004, Toucan Capital Fund II, L.P. (“Toucan Capital”), Toucan Partners LLC (“Toucan Partners”), entities controlled by Ms. Linda Powers, the managing director of Toucan Capital and managing member of Toucan Partners, and Ms. Linda Powers (collectively “Toucan”) have provided substantial funding to the Company. During the period from 2004 to 2007, the funding consisted of various loans and the purchase of common stock. Under a Conversion Agreement during 2007, all loans payable to Toucan outstanding at the time were converted to preferred stock and the preferred stock was subsequently converted to common stock. As a result of additional loans, as of June 30, 2012, notes payable include $4.3 million convertible notes payable to Toucan. The notes payable to Toucan outstanding as of June 30, 2012, are convertible at prices ranging from $0.20 to $0.57.

In addition, the Company utilizes the services of Cognate BioServices, Inc., an entity controlled by Toucan, for manufacturing DCVax product candidates, regulatory advice, research and development preclinical activities, and managing clinical trials. Accounts payable to Cognate BioServices, Inc. amounted to $3.3 million as of June 30, 2012.

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

The Company received proceeds of $0.7 million in 2011 on an operational loan basis, from Artecel, Inc. Repayment terms as well as warrant coverage were agreed to in August 2012. The Note now carries original issue discount of ten percent, an interest rate of ten percent, and a six-month maturity. The loan is convertible at 90% of the average of the lowest five days’ closing prices of the Company’s common stock in the twenty trading days prior to conversion. The loan carries one hundred percent warrant coverage, with an exercise price of $0.40, and an exercise period of five years. The Company and Artecel have entered into three extensions of this note. In consideration of the extensions, the Company agreed to issue warrants to Artecel on the same basis as the warrants issued to unrelated angel investors for note extensions.

As of June 30, 2012, Toucan held 71,202,148 shares of common stock, representing approximately 43% of the common stock outstanding. Further, as of June 30, 2012, Toucan, beneficially owned (including unexercised warrants) 120,558,957 shares of common stock, representing a beneficial ownership interest of approximately 56%.

In addition to financing obtained from Toucan and related entities, the Company has raised additional capital by issuing common stock and debt securities. As of June 30, 2012 the Company had approximately $0.4 million of cash and cash equivalents on hand. The Company will need to raise additional capital in the near future to continue to fund its clinical trials and other operating activities and there can be no assurance that its efforts to seek such funding will be successful. The Company may seek funding from Toucan Capital or Toucan Partners or their affiliates or other third parties. Such parties are under no obligation to provide the Company with any additional funds, and any such funding may be dilutive to stockholders and may contain restrictive covenants. The Company is currently exploring additional financings with several other parties; however, there can be no assurance that the Company will be able to complete any such financings or that the terms of such financings will be attractive to the Company. If the Company’s capital raising efforts are unsuccessful, its inability to obtain additional cash as needed could have a material adverse effect on the Company’s financial position, results of operations and the Company’s ability to continue its existence.

6. Notes Payable

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

Notes payable consist of the following at June 30, 2012 and December 31, 2011(in thousands):

	June 30,	December 31,
	2012	2011

Notes payable - current
12% unsecured originally due July 2011	$935	935
6% unsecured due May 16, 2013 (net of discount of $0 in 2012 and $236 in 2011)	2,000	1,764
12% unsecured originally due March 2011	450	450
	$3,385	3,149

Notes payable related parties - current
12% unsecured due June 2012 (net of discount of $0 in 2012 and $21 in 2011)	$2,077	2,056

Convertible notes payable, net - current
6% unsecured due between March 2011 and February 2012 (net of discount of $0 in 2012 $34 in 2011)	2,520	2,676
10% unsecured due between April 2011 and February 2012 (net of discount of $0 in 2012 and $38 in 2011)	138	150
10% unsecured convertible note due November 2012 (net of discount of $833 in 2012 and $1,833 in 2011)	2,167	1,167
6% unsecured due June 2012 (net of discount of $432 in 2012 and $182 in 2011)	659	839
8% unsecured convertible note due April 2013 (net of discount of $1,129 in 2012)	2,294	-
	$7,778	4,832

Convertible notes payable related party, net - current
12% unsecured due June 2012 (net of discount of $93 in 2011)	$-	2,430
10% unsecured due within 6 months (net of discount of $46)	4,318
6% due July 2011 and November 2011 (net of discount of $92 in 2011)	1,390	1,158
	$5,708	3,588
Long term notes payable
6% unsecured note due October 2012	$200	200

Long term convertible notes, net
4% unsecured due November 15, 2013 (net of discount of $31 in 2012 and $42 in 2011)	$353	402
4% unsecured due June 30, 2013 (net of discount of $9 in 2011)	-	67
11% unsecured convertible note due December 2013 (net of discount of $38 in 2012 and $321 in 2011)	128	964
10% unsecured convertible note due May 2015 (net of discount of $710 in 2012)	662	-
	$1,143	1,433

Total notes payable, net	$20,291	15,258

     The holders of notes payable with an aggregate principal balance of $4.7 million converted the notes into 14.2 million shares of common stock during the six months ended June 30, 2012.

     The Company received aggregate proceeds of $8.5 million in connection with issuing various notes during the six months ended June 30, 2012. Warrants for the purchase of 19.3 million shares of common stock were also issued in connection with the notes. The notes are payable on various dates through May 2015 and have interest rates from between 8% and 11%. The conversion prices of the notes, with fixed terms, range between $0.33 and $0.40.

     The company is currently negotiating the repayment terms for notes payable which are past due.

7. Reclassified Equity Contracts

The Company accounts for potential shares that can be converted to common stock and that if converted, will be in excess of authorized shares, as a liability that is recorded on the balance sheet (at fair value) only until the authorized number of shares is increased (at which time the whole liability will be re-measured, with changes in value included in other income/ (expense), and then reclassified to additional paid-in capital). The value of the liability was computed by valuing the securities that management believed were most likely to be converted. This liability is revalued at each reporting date with any change in value included in other income/ (expense) until such time as enough shares are authorized to cover all potentially convertible instruments.

As a result of the Company entering into convertible promissory notes and issuing stock options, and warrants to purchase common stock, the Company's total potential outstanding common stock exceeded the Company's authorized shares by approximately 109 million shares at December 31, 2011. During 2012, the number of potential shares in excess of authorized shares increased to approximately 112 million. Effective February 6, 2012, the number of authorized common shares was increased to 450 million and the liability for potential shares in excess of total authorized shares was revalued at that date. This valuation resulted in non-cash gain of approximately $0.5 million during the six months ended June 30, 2012. The liability reclassified to additional paid in capital (and thereby removed from the Company’s liabilities) during the six months ended June 30, 2012 amounted to approximately $30 million.

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

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

	Six Months Ended
	June 30	June 30
	2012	2011

Common stock options	25,179	25,186
Common stock warrants	78,400	53,215
Convertible notes	43,354	31,651
Excluded potentially dilutive securities	146,933	110,052

9. Related Party Transactions

Cognate BioServices

During the quarter ended June 30, 2011, the Company entered into a new service agreement with Cognate Therapeutics, Inc. (“Cognate”), a contract manufacturing and services organization in which Toucan Capital has a majority interest. In addition, two of the principals of Toucan Capital are members of Cognate’s board of directors and Linda Powers who is a director of Cognate and managing director of Toucan Capital is Chairperson of the Company’s Board of Directors and Chief Executive Officer of the Company. This agreement replaces the agreement dated May 17, 2007 between the Company and Cognate, which had expired. Under the service agreement, the Company agreed to continue to utilize Cognate’s services, for certain consulting and manufacturing services to the Company for its ongoing DCVax®-Brain Phase III clinical trial. The scope of services and the economics are comparable to the prior agreement, and the structure and process for payments are simplified. Under the terms of the new agreement the Company will pay Cognate a monthly facility fee and a fixed fee (in lieu of cost-plus charges) for each patient in the study, subject to specified minimum number of patients per month, plus charges for certain patient and product data services if such services are requested by the Company. The current service agreement expires on March 31, 2016.

During the three months ended June 30, 2012 and 2011, respectively, the Company recognized approximately $3.8 million and $1.7 million, respectively, of research and development costs related to these service agreements. During the six months ended June 30, 2012 and 2011, respectively, the company recognized approximately $6.0 million and $3.4 million, respectively, of research and development costs related to these service agreements. As of June 30, 2012 and December 31 2011, the Company owed Cognate approximately $3.3 million and $0.6 million, respectively.

During 2009, the Company and Cognate agreed that some or most of the accounts payable owed by the Company to Cognate, will be converted into shares of common stock instead of paid in cash.  The conversion price and terms will be no less favorable than the conversion price and terms applied to any other creditor of the Company.  The Company will recognize the value of common stock issued in excess of the amount of accounts payable converted, if any, as a charge to operations when the conversion takes place.

Toucan Capital and Toucan Partners

In accordance with a recapitalization agreement between the Company and Toucan Capital, as amended, pursuant to which Toucan Capital agreed to recapitalize the Company by making loans to the Company, Toucan paid certain legal and other administrative costs on the Company’s behalf. Pursuant to the terms of the Conversion Agreement discussed above, the recapitalization agreement was terminated on June 22, 2007. Subsequent to the termination of the recapitalization agreement, Toucan Capital continued to incur costs on behalf of the Company. These costs include consulting costs, travel expenses and other costs incurred in support of the Company’s operations, product pipeline and international expansion efforts. In addition, since July 1, 2007 the Company has accrued and recorded rent expense due to Toucan Capital Corp. an affiliate of Toucan Capital for its office space in Bethesda, Maryland.

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

During 2009, the Company agreed with Toucan Capital, Toucan Partners and Linda Powers that some or all of the payables owed by the Company to these parties for certain expense reimbursements will be converted into shares of common stock instead of paid in cash.The conversion price and terms will be no less favorable than the conversion price and terms applied to any other creditor of the Company. The parties are in the process of determining the amounts of such payables. The Company will recognize the value of common stock issued in excess of the amount of the accrued expenses converted, if any, as a charge to operations when the conversion takes place. Finalization of these arrangements is in process.

The Company terminated its sub-lease with Toucan Capital Corporation on December 31, 2009. Under the sub-lease, the Company was responsible for its portion of the lease obligations with the landlord, on a straight pass-through basis. Those obligations included rent payments to the landlord for the remaining unused term of the lease. Pursuant to an extended payment arrangement with the landlord, those payments are to be made over a number of years. The Company's obligation will be approximately $127,000 in 2012.

In November, 2011, Toucan provided the collateral required by an unrelated investor for a loan of $2 million to the Company. The investor required that Toucan place in escrow, as collateral to secure repayment of the loan and accumulated interest, approximately 6.5 million shares of common stock of the Company owned by Toucan. Toucan placed such shares in escrow as required. The investor’s loan had a maturity of six months, expiring in May, 2012. In August 2012, the Company agreed to indemnify and compensate Toucan for providing the loan collateral by issuing to Toucan warrants equal to fifty percent of the number of shares provided as collateral by Toucan, with an exercise price of $0.40 and an exercise term of five years. At maturity, the Company did not repay the note, but entered into a six-month extension with the investor. The investor required that the shares of common stock previously provided as collateral by Toucan remain in escrow as collateral during the six-month extension term. In August 2012, the Company also agreed to compensate Toucan for the extension term on the collateral by issuing to Toucan warrants equal to fifty percent of the shares kept in escrow for the extension period. The extension period warrants have an exercise price of $0.35 and an exercise period of five years.

Notes Payable - Related Parties

Al Rajhi converted the note payable with a principal balance of $2,523,201 into 4,426,670 shares of common stock on February 9, 2012.

In July 2009, the Company issued a convertible note to Toucan Partners for $1.1 million of financing from Toucan Partners to the Company.  The note carried ten percent original issue discount and an interest rate of ten percent.  The note is convertible at a fixed price of $0.20 per share.  The note had a 2-year maturity, and was due in July 2011.  The note carried one hundred percent warrant coverage, with the warrants exercisable at the same price as the conversion price, and an exercise period of five years.  The Company did not repay the note at its maturity and the note is still outstanding.  The Company and Toucan have agreed to extensions on the same terms as the extensions of unrelated investors whose notes have not been repaid.

The Company received proceeds of $1,500,000 in connection with issuing a convertible note to Toucan Partners on February 9, 2012. Warrants to purchase 6,679,688 shares of common stock were issued in connection with the note. Theexercise price will be $0.40 if certain waivers of anti-dilution provisions can be obtained, and if not the exercise price will be $0.57 per share. The note is unsecured, but will become secured if the Company enters into any secured financing or if there is an event of default, as defined. The note is payable on demand with 14 days written notice and carried an original issue discount of 10% and a one-time interest charge of 10%. The conversion price of the note is 95% of the average of the lowest five days’ closing prices of the Company's common stock in thetwenty trading days prior to conversion.

The Company received proceeds of $1,255,000 in connection with issuing unsecured convertible notes to Toucan Partners on dates between January 3, 2012 and March 6, 2012. The notes carried 100% warrant coverage. The exercise price will be $0.40 if certain waivers of anti-dilution provisions can be obtained, and if not the exercise price will be $0.57 per share. The notes are payable on demand with between 7 and 14 days written notice and carried an original issue discount of 10% and a one-time interest charge of 10%. The conversion prices of the notes are 95% of the average of the lowest five days’ closing prices of the Company's common stock in the twenty trading days prior to conversion..

The Company received proceeds of $200,000 in connection with issuing an unsecured convertible note to an officer of the Company on January 3, 2012. The notes carried 100% warrant coverage. The exercise price will be $0.40 if certain waivers of anti-dilution provisions can be obtained, and if not the exercise price will be $0.57 per share. The note is payable on demand with 7 days written notice and carried an original issue discount of 10% and a one-time interest charge of 10%. The conversion price of the note is 95% of the average of the lowest five days’ closing prices of the Company's common stock in the twentytrading days prior to conversion.

The Company received proceeds of $280,000 in connection with issuing an unsecured convertible demand note to an officer of the Company on June 29, 2012. The conversion price was $0.33 and the interest rate was 10%. The notes carried 100% warrant coverage.The exercise price is $0.35 and the terms of the warrants are five years.

The Company received proceeds of $0.7 million in 2011 on an operational loan basis, from Artecel, Inc. Artecel is controlled by Toucan Capital Corp. Repayment terms as well as warrant coverage were agreed to in August 2012. The Note now carries original issue discount of ten percent, an interest rate of ten percent, and a six-month maturity. The loan is convertible at 90% of the average of the lowest five days’ closing prices of the Company’s common stock in the twenty trading days prior to conversion. The loan carries one hundred percent warrant coverage, with an exercise price of $0.40, and an exercise period of five years. The Company and Artecel have entered into three extensions of this note. In consideration of the extensions, the Company agreed to issue warrants to Artecel on the same basis as the warrants issued to unrelated angel investors for note extensions.

Other Related Parties

During 2010, 2011 and 2012 year to date, a Board member of the Company arranged multiple financings for the Company, totaling approximately $8.0 million. The Company agreed to compensate the Board member at a rate below the usual fees of investment banks for such transactions, by paying the Board member total fees of ten percent, with most of such fees in the form of restricted common stock of the Company. The number of shares of restricted stock has yet to be determined as of August 2012.

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

10. Stockholders’ Equity (Deficit)

Common Stock Issuances

Issuances of common stock during 2012 were as follows (shares and dollars in thousands):

	Shares	Purchase/Conversion	Proceeds/Debt
Description	Issued	Price	Conversion

Issuance of shares to private investors	227	0.33	$75
Issuance of shares to private investors	217	0.27	$65
Conversion of notes payable	9,441	0.39	3,700
Conversion of accounts payable	47	0.32	15
Total 1st Quarter 2012	9,932		3,855

Issuance of shares to private investors	900	0.23	207
Conversion of notes payable	368	0.14	66
Conversion of notes payable	4,807	0.18	866
Shares issued for consulting services	11	0.25	3
Total 2nd Quarter 2012	6,086		1,142

Total Six Months Ended June 30, 2012	16,018		4,997

Stock Purchase Warrants

Through June 30, 2012, the Company has issued warrants to strategic partners, consultants and investors with exercise prices ranging from $0.15 to $3.24 and contractual lives ranging from three to five years. The following is a summary of warrant activity for the three months ended June 30, 2012:

	Number of	Weighted Average
	Warrants	Exercise Price

Outstanding as of December 31, 2011	57,092,920	$0.56
Issued	21,307,559	0.47
Outstanding as of June 30, 2012	78,400,479	$0.53

11. Subsequent Events

On July 16, 2012, the Company entered into a Securities Purchase Agreement (the “SPA”) for the sale of a Note and warrants (the “Warrants”) to purchase shares of common stock. Pursuant to the SPA, the Company issued a Note in the amount of $1,100,000 and Warrants exercisable at $0.40 per share to purchase 1,250,000 shares of common stock.

The Note matures on January 16, 2013. The Note includes an Original Issue Discount of ten percent. If the Note is repaid by November 16, 2012, there is no interest charge. If it is repaid after that date, there is a one-time interest payment of 10% that will be applied to the outstanding principal. The Note may be prepaid at any time. The Note also provides for repayment upon the closing of the earlier of (1) any financing transaction or series of financing transactions with gross proceeds of at least $10,000,000 or (2) the Company’s proposed offering pursuant to the registration statement on Form S-1 filed on June 29, 2012 (the “Public Offering”). The Note is convertible into shares of the Company’s common stock at a price of 80% of the market price at the time of conversion, determined according to a market based formula. The Warrants do not become exercisable until 90 days following the closing of the Public Offering, provided that the Public Offering or an equivalent financing closes within 90 days of the issuance date. The Warrants are exercisable for a period of four years. The Warrants may be exercised on a cashless basis if there is no effective registration statement registering the resale of the underlying shares.

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

The Company paid an origination amount of 750,000 shares covering both this $1.1 million financing and a recent $500,000 investment by the same party. The Company paid a placement agent amount of 500,000 shares. The placement agent also received a fee of 8% of the gross proceeds to the Company.

On July 25, 2012, the Company announced that its partner in Germany, Fraunhofer IZI, has received the official approval and certification from the regional and national regulatory agencies in Germany (including the Paul-Ehrlich-Institut, or PEI – the German equivalent of the U.S. FDA) for the manufacture of the Company’s DCVax®-L immune therapy for human patients with Glioblastoma multiforme brain cancer.

On August 8, 2012, the “Company announced that it entered  into amended agreements to double the production capacity in the U.S. for the manufacture of the Company’s DCVax®-L immune therapy for Glioblastoma multiforme patients and also announcing that the Company’s German partner, Fraunhofer IZI, has all of the necessary regulatory approvals and is fully operational for manufacturing of DCVaX®-L, and the Company’s UK Partner, Kings College Hospital, also has all of the necessary regulatory approvals and is in the final stages of preparations for such manufacturing. The Company further announced that both of its European partners will be able to deliver DCVaX®-L anywhere in Europe.

On August 8, 2012, the Company entered into a Securities Purchase Agreement (the “Agreement”) for the sale of OID Convertible Notes (the “OID Notes”) and warrants (the “August 2012 Warrants”) to purchase shares of common stock of the Company. Pursuant to the Agreement, the Company issued Notes in the aggregate principal amount of $1,136,665 and August 2012 Warrants exercisable at $0.35 per share to purchase an aggregate 1,894,444 shares of common stock of the Company.

The OID Notes mature on December 4, 2012. No interest shall accrue on the OID Notes unless there is an event of default. The OID Notes may be prepaid at any time upon notice to the holders of the OID Notes The OID Notes are convertible at any time into shares of common stock at a conversion price of $0.30 per share subject to adjustment. The August 2012 Warrants are exercisable at any time up until five (5) years after the date of issuance. The August 2012 Warrants may be exercised on a cashless basis if there is no effective registration statement registering the resale of the underlying shares. If the Company issues any common stock or common stock equivalents at a price below the exercise price of the August 2012 Warrants (the “Base Share Price”), the exercise price of the August 2012 Warrants shall be reduced to the Base Share Price.

Other

     Between July and August 2012, the Company converted $1.7 million of liabilities into 9.6 million shares of common stock.

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

Our financing activities are described below under “- Liquidity and Capital Resources”. We will need to raise additional capital to fund our operations, including our Phase III DCVax ® -L clinical trial. If the results of our Phase III trial are positive, we plan to seek early product approval for DCVax®-L, at the end of this trial.

We have experienced recurring losses from operations and as of June 30, 2012 we have a deficit accumulated during the development stage of $272.1million, and have used $125.6 million for operating cash flows.

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses.

On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates.

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2011. Our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

See Note 2 to Condensed Consolidated Financial Statements in this Form 10-Q.

Results of Operations

Operating costs:

Operating costs and expenses consist primarily of research and development expenses, including clinical trial expenses which increase when we are actively participating in clinical trials (and are especially high when we are in a phase III trial, as we now are), and general and administrative expenses.

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

Three Months Ended June 30, 2012 and 2011

We recognized a net loss of $10.1 million for the three months ended June 30, 2012 compared to a net loss of $12.3 million for the three months ended June 30, 2011. The decrease in net loss was primarily attributable to increased non-cash stock option expenses incurred due to the grants of stock options to the new management team in June 2011, a $1.5 million non-cash charge incurred in the 2nd quarter of 2011 related to the valuation of reclassified equity contracts as discussed in Note 4, Fair value Measurements, offset by, increased research and development expenses.

Research and Development Expense. Research and development expense was $7.0 million for the three months ended June 30, 2012 compared to $3.5 million for the three months ended June 30, 2011. The increase was primarily attributable to increased number of clinical trial sites open and recruiting across the United States in our ongoing Phase III clinical trial of DCVax®-L immune therapy for Glioblastoma multiforme (GBM), the most lethal form of brain cancer. As of June 30, 2012 we had 41 clinical trial sites in operation in the U.S., compared to 12 clinical trial sites at June 30, 2011.

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

General and Administrative Expense. General and administrative expense was $2.0 million for the three months ended June 30, 2012 compared to $5.6 million for the three months ended June 30, 2011. The decrease was primarily due to incremental stock compensation expense related to the grant of stock options to the new management team in June 2011.

Valuation of reclassified equity contracts. During the three months ended June 30, 2012, we did not recognize a non-cash gain from the valuation of reclassified equity contracts because there were no contracts required to be accounted for as liabilities during the 2nd quarter of 2012. There was a non-cash charge of $1.5 million in reclassified equity contracts during the three months ended June 30, 2011.

Derivative valuation gain and loss. During the three months ended June 30, 2012 we recognized a gain on derivative liabilities of $0.2 million due to the decrease in time value remaining on this liability based financial instrument. We recognized a $0.1 million loss in the three months ended June 30, 2011.

Interest (Expense). Interest expense was $1.6million for the three months ended June 30, 2012 and June 30, 2011.

Six Months Ended June 30, 2012 and 2011

We recognized a net loss of $20.3 million for the six months ended June 30, 2012 compared to a net loss of $20.7 million for the six months ended June 30, 2011.

Research and Development Expense. Research and development expense was $10.6 million for the six months ended June 30, 2012 compared to $7.9 million for the six months ended June 30, 2011. The increase was primarily attributable to increased number of clinical trial sites open and recruiting across the United States in our ongoing Phase III clinical trial of DCVax®-L immune therapy for Glioblastoma multiforme (GBM) brain cancer.

General and Administrative Expense. General and administrative expense was $4.3 million for the six months ended June 30, 2012 compared to $7.9 million for the six months ended June 30, 2011. The decrease was primarily due to an incremental $2.2 million of stock compensation expense primarily related to the grant of stock options to the new management team in June 2011.

Valuation of reclassified equity contracts. During the six months ended June 30, 2012, the Company recognized a non-cash gain amounting to $0.5 million from the decrease in value of reclassified equity contracts. There was a non-cash loss of $1.5 million in reclassified equity contracts during the six months ended June 30, 2011.

Derivative valuation gain and loss. During the six months ended June 30, 2012 we recognized a gain on derivative liabilities of $0.5 million due to the change in value of the financial instruments. We recognized a $0.3 million loss in the six months ended June 30, 2011.

Interest (Expense). Interest expense increased to $6.8 million for the six months ended June 30, 2012 from $3.1 million for the six months ended June 30, 2011. Interest expense increased for the six month period ended June 30, 2012 primarily related to the increased borrowing costs and terms of the convertible notes payable that were initiated during the six month period ended June 30, 2012.

Liquidity and Capital Resources

At June 30, 2012, cash totaled $0.4 million, compared to $24,000 at December 31, 2011. Working capital was a deficit of $29.4 million at June 30, 2012, compared to a deficit of $50.6 million at December 31, 2011. The working capital deficit decreased as of June 30, 2012 as compared to December 31, 2011 primarily due to the decrease in the liability for reclassified equity contracts in 2012.

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

The change in cash for the periods presented was comprised of the following (in thousands):

	Six Months Ended
	June 30,
	2012	2011	Change

Net cash provided by (used in):
Operating activities	$(8,374)	$(5,041)	$(3,333)
Investing activities	(27)	(3)	(24)
Financing activities	8,847	11,716	(2,869)
Effect of exchange rates on cash and cash equivalents	(40)	(123)	83
Increase in cash and cash equivalents	$406	$6,549	$(6,143)

Operating Activities

We used $8.4 million in cash for operating activities during the six months ended June 30, 2012. The increase in cash used in operating activities was primarily attributable to increased number of clinical trial sites open and recruiting across the United States in our ongoing Phase III clinical trial of DCVax®-L immune therapy for GBMbrain cancer.

Investing Activities

Investing activities for the periods presented are not material.

Financing Activities

During the six months ended June 30, 2012, our financing activities consisted of net proceeds from notes payable amounting to $8.8 million and proceeds from the issuance of common stock amounting to $0.3 million. The increase in our financing activities was primarily attributable to increased number of clinical trial sites open and recruiting across the U.S. in our ongoing Phase III clinical trial of DCVax®-L immune therapy for GBMbrain cancer.

In order to continue with our current activities under our DCVax- ®- -L program, we will have to obtain substantial amounts of further funding. Our ongoing funding requirements will depend on many factors, including the number of staff we employ, the pace of patient enrollment in our brain cancer trial, the cost of establishing clinical studies and compassionate use/named patient programs in other countries, and unanticipated developments. Without additional capital, we will not be able to continue significant enrollment in our DCVax®-L clinical trial or move forward with compassionate use/named patients programs or with any of our other product candidates for which investigational new drug applications have been cleared by the FDA. We will also be constrained in developing improved manufacturing processes.

The additional funding will be required in the near future and there can be no assurance that our efforts to seek such funding will be successful. If our capital raising efforts are unsuccessful, our inability to obtain additional cash as needed could have a material adverse effect on our financial position, results of operations and our ability to continue our existence. We may seek additional funds through the issuance of additional common stock or other securities (equity or debt) convertible into shares of common stock, which could dilute the ownership interest of our stockholders. We may seek funding from Toucan Capital or Toucan Partners or their affiliates or other third parties. Such parties are under no obligation to provide us any additional funds, and any such funding may be dilutive to stockholders and may contain restrictive covenants that could limit our ability to take certain actions.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive, financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive, financial and accounting officer concluded that, as of June 30, 2012, in light of the material weaknesses identified in our management report on internal controls and procedures contained in our Form 10-K for the fiscal year ended December 31, 2011, Item 9A filed on April 13, 2012, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our chief executive officer, financial and accounting officer, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2012, that has materially affected, or is reasonably expected to materially affect, our internal controls over financial reporting.

Part II - Other Information

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 20, 2012, we issued 227,273 shares of common stock to an affiliated investor at $0.33 per share for net proceeds of $75,000.

On February 27, 2012, we issued 216,666 shares of common stock to a private investor at $0.27 per share for net proceeds of $65,000.

On May 15, 2012, we issued 900,000 shares of common stock to a private investor at $0.23 per share for net proceeds of $207,000.

On August 8, 2012, we entered into a Securities Purchase Agreement (the “Agreement”) for the sale of OID Convertible Notes (the “OID Notes”) and warrants (the “August 2012 Warrants”) to purchase shares of our common stock. Pursuant to the Agreement, we issued Notes in the aggregate principal amount of $1,136,665 and August 2012 Warrants exercisable at $0.35 per share to purchase an aggregate 1,894,444 shares of common stock.

The sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, we believe that these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act and Rule 506 of Regulation D. The agreements executed in connection with these sales contain representations to support the Company’s reasonable belief that the Investors had access to information concerning the Company’s operations and financial condition, that the Investors acquired the securities for their own account and not with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and that the Investors are sophisticated within the meaning of Section 4(2) of the Securities Act and are “accredited investors” (as defined by Rule 501 under the Securities Act). In addition, the issuances did not involve any public offering; the Company made no solicitation in connection with the sale other than communications with the Investor; the Company obtained representations from the Investor regarding their investment intent, experience and sophistication; and the Investor either received or had access to adequate information about the Company in order to make an informed investment decision. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

Item 5. Other Information

On August 8, 2012, we entered into a Securities Purchase Agreement (the “Agreement”) for the sale of OID Convertible Notes (the “OID Notes”) and warrants (the “August 2012 Warrants”) to purchase shares of common stock. Pursuant to the Agreement, we issued Notes in the aggregate principal amount of $1,136,665 and August 2012 Warrants exercisable at thirty five cents ($0.35) per share to purchase an aggregate 1,894,444 shares of common stock. The Agreement provides that so long as any OID Notes are outstanding, in the event we consummate an equity offering for at least $20 million (the “Subsequent Offering”) on terms with economic benefits which are equal to or better than the terms under the Agreement, then the holders of the OID Notes shall have the right to purchase from us up to $2 million of reasonably equivalent securities on the same terms and conditions as the Subsequent Offering. In addition, if prior to the date on which the OID Notes are due and payable, we receive funding from our currently contemplated public offering or raise in excess of $10 million in a private placement, then at each holder’s election, we shall redeem the OID Note.

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

The OID Notes mature on December 4, 2012. No interest shall accrue on the OID Notes unless there is an event of default. The OID Notes may be prepaid at any time upon notice to the holders of the OID Notes The OID Notes are convertible at any time into shares of common stock at a conversion price of $0.30 per share subject to adjustment. The August 2012 Warrants are exercisable at any time up until five (5) years after the date of issuance. The August 2012 Warrants may be exercised on a cashless basis if there is no effective registration statement registering the resale of the underlying shares. If the Company issues any common stock or common stock equivalents at a price below the exercise price of the August 2012 Warrants (the “Base Share Price”), the exercise price of the August 2012 Warrants shall be reduced to the Base Share Price.

Item 6. Exhibits

31.1	Certification of President (Principal Executive Officer and Principal Financial and Accounting Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President, Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC

Dated: August 14, 2012	By:	/s/ Linda M. Powers
		Name:	Linda M. Powers
		Title:	President and Chief Executive Officer
Principal Executive Officer
Principal Financial and Accounting Officer

