Form 10-K/A
period 2012-12-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2013-04-30
CIK 1072379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

FORM 10-K/A

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend and restate Part III, Items 10 through 14 of our previously filed Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on April 8, 2013 (the “Original Filing”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors.  We have determined to include such Part III information by amendment of the Original Filing rather than by incorporation by reference to a definitive proxy statement.  Accordingly, Part III of the Original Filing is hereby amended and restated as set forth below.

Except as set forth above, we have not modified or updated disclosures presented in the Original Filing to reflect events or developments that have occurred after the date of the Original Filing. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing (other than as discussed above), and such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing.

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

Securities Authorized for Issuance under Equity Compensation Plan

We have an employee stock option plan (“2007 Stock Option Plan”) under which 2,250,000 shares had been reserved for issuance as of December 31, 2012.  As of January 1, 2013, the number of shares authorized for issuance under the 2007 Stock Option Plan is 5,309,166, of which 1,551,000 shares have been reserved for issuance pursuant to outstanding stock options (see below). The following table shows information with respect this plan as of December 31, 2012 (options in thousands).

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

Stock Subject to the Plan.  The 2007 Stock Option Plan became effective on June 15, 2007.  In April 2008, we increased the number of shares reserved for issuance by 32,446 shares for an aggregate of 375,000 shares.  In May 2010, the Board approved an increase in the number of shares reserved for issuance under the 2007 Stock Option Plan by an additional 625,000 shares. In 2011, the Board approved an increase in the shares available by 1.25 million. The increases approved by the Board in May 2010 and 2011 were not (prior to the stockholder action described) submitted to stockholders. In August 2012 as previously reported, the Board and shareholders approved amendments of the Plan under which, on an ongoing basis, effective as of January 1 each year (starting with January 1, 2013), the aggregate numbers of shares of Common Stock that are available for issuance shall automatically be increased in such manner as to maintain the option pool capped at twenty percent of our issued and outstanding stock. As of January 1, 2013, the number of shares authorized for issuance under the Plan is 5,309,166, of which 1,551,000 shares have been reserved for issuance pursuant to outstanding stock options. Pursuant to the Plan, if on any January 1st 20% of our total issued and outstanding stock is less than the number of shares of Common Stock available for issuance under the Plan, no change will be made to the aggregate number of shares of Common Stock issuable under the Plan for that year (such that the aggregate number of shares available for issuance under the Plan will never decrease).

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

ITEM 9B.    OTHER INFORMATION

None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information regarding the members of the Company’s current board of directors and its executive officers. All directors hold office until the election and qualification of their successors or their earlier removal or retirement.

Name	Age	Position
Linda F. Powers	56	Class III Director, Chairperson, President and Chief Executive Officer
Alton L. Boynton, Ph.D.	68	Class I Director, Chief Scientific Officer
Anthony Maida, Ph.D.	59	Chief Operating Officer
Leslie Goldman	66	Senior Vice President, Business Development
Marnix Bosch, Ph.D.	52	Chief Technical Officer
Robert A. Farmer	72	Class II Director
Dr. Navid Malik	43	Class III Director
Jerry Jasinowski	69	Class II Director

Our Board of Directors is classified into three classes, with the term of office of one class expiring each year. The term of Class I directors expires at the Company’s annual meeting of stockholders to be held in 2013, the term of Class II directors expires at the Company’s annual meeting of stockholders to be held in 2014, and the term of office of Class III directors expires at the Company’s annual meeting of stockholders to be held in 2015.

Executive Biographies

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

Linda F. Powers.   Ms. Powers has served as the Chairperson of our Board of Directors since her appointment on May 17, 2007 and Chief Executive Officer since June 8, 2011. Ms. Powers served as a managing director of Toucan Capital Fund II, a provider of venture capital, for a decade, starting in 2001. She also has over 15 years’ experience in corporate finance and restructurings, mergers and acquisitions joint ventures and intellectual property licensing.  Ms. Powers is a Board member of M2GEN (an affiliate of Moffitt Cancer Center), the Trudeau Institute (a specialized research institute focused on immunology), the Chinese Biopharmaceutical Association, and the Rosalind Franklin Society. She was the Chair of the Maryland Stem Cell Research Commission for the first two years of the state’s stem cell funding program, and has served an additional 4 years on the Commission. Ms. Powers served for several years on a Steering Committee of the National Academy of Sciences, evaluating government research funding, and has been appointed to three Governors’ commissions created to determine how to build the respective states’ biotech and other high-tech industries. For six years, Ms. Powers taught an annual internal course at the National Institutes of Health for the bench scientists and technology transfer personnel on the development and commercialization of medical products. Ms. Powers serves on the Boards of six private biotechnology companies.  Ms. Powers holds a B.A. from Princeton University, where she graduated magna cum laude and Phi Beta Kappa. She also earned a JD, magna cum laude, from Harvard Law School. We believe Ms. Powers’ background and experience makes her well qualified to serve as a Director.

Alton L. Boynton, Ph.D.   Dr. Boynton co-founded our company, has served as our Chief Scientific Officer and a Director since our inception in 1998, was appointed our Chief Operating Officer in August 2001, was appointed President in May, 2003, and served as Chief Executive Officer from June, 2007, to June, 2011. Prior to founding our company, Dr. Boynton headed the Molecular Oncology research lab at the Pacific Northwest Research Foundation (the original foundation of Bill Hutchinson, from which the Fred Hutchinson Cancer Center was spun off). Dr. Boynton has also served as Director of the Department of Molecular Medicine of Northwest Hospital from 1995-2003 where he coordinated the establishment of a program centered on carcinogenesis. Prior to joining Northwest Hospital, Dr. Boynton was Associate Director of the Cancer Research Center of Hawaii, The University of Hawaii, where he also held the positions of Director of Molecular Oncology of the Cancer Research Center and Professor of Genetics and Molecular Biology. Dr. Boynton received his Ph.D. in Radiation Biology from the University of Iowa in 1972. As a result of Dr. Boynton’s significant years of service as a director and running a number of programs focusing on oncology and cancer-related research programs, including a Ph.D. in Radiation Biology, we concluded that Dr. Boynton is well qualified to serve as a Director.

Anthony E. Maida joined our company in June, 2011, as Chief Operating Officer bringing more than 20 years’ experience in building oncology companies, with expertise in the business, financial, clinical and regulatory aspects of and the underlying science of oncology business.  Over these two decades, Dr. Maida has held positions as Chairman, CEO, COO, CSO, CFO and VP Business Development.  Among these experiences, he served as CEO of CancerVax Corporation, an early leader in cancer vaccines.  In that role, he was responsible for conducting multi-hundred patient, multi-center clinical trials with the company’s cancer vaccines. Prior to joining us, Dr. Maida was serving as global head of oncology for a leading contract research organization that manages clinical trials in the U.S. and internationally.

Leslie J. Goldman joined us as Senior Vice President, Business Development, in June, 2011. Prior to joining us, Mr. Goldman was a partner at the law firm of Skadden, Arps for over 30 years, specializing in a wide array of advanced technologies and their commercialization.    Mr. Goldman also serves as an advisor to a number of other technology companies. In addition, for eight years, Mr. Goldman has served as Chairman of the Board of a group of TV stations in four mid-size cities across the country.

Marnix L. Bosch joined us in 2000, and has been serving as Chief Technical Officer for a number of years.  In this capacity, he plays a key role in the preparation and submission of our regulatory applications, as well as ongoing development of our product lines, and ongoing development and/or acquisition of new technologies.  Dr. Bosch led the process of designing the protocols, and managed the successful preparation and submission of our Investigational New Drug (IND) applications for FDA approval to conduct clinical trials, for prostate cancer, brain cancer and multiple other cancers.  He also led the processes for other regulatory submissions in both the U.S. and abroad (including the successful applications for orphan drug status in both the U.S. and Europe for DCVax-L for brain cancer).  He spearheaded the development of our manufacturing and quality control processes, and is working with Cognate on next-generation further development of these processes.  Prior to joining us in 2000, Dr. Bosch worked at the Dutch National Institutes of Health (RIVM) as head of the Department of Molecular Biology, as well as in academia as a professor of Pathobiology. He has authored more than 40 peer-reviewed research publications in immunology and virology, and is an inventor on several patent applications on dendritic cell product manufacturing.

Robert A. Farmer was appointed to the Board of Directors in December 2009. Mr. Farmer served as the national treasurer of four presidential campaigns, including those for John Kerry, Bill Clinton, Michael Dukakis and John Glenn.  In these roles he led fundraising of over $800 million. He served under Ron Brown as treasurer of the Democratic National Committee, and served for eight years as treasurer of the Democratic Governor’s Association.  President Clinton appointed Farmer as the United States Consul General to Bermuda, where he served from 1994 to 1999. Mr. Farmer also had a successful career as an entrepreneur, including building his own publishing company, which he sold in 1983.  Mr. Farmer currently serves on the Boards of Directors of International Data Group, Dale Carnegie Associates, Sober Steering Sensors, LLC, Charlesbridge Publishing, and Haute Living.  Mr. Farmer is a graduate of Dartmouth College and Harvard Law School. Mr. Farmer’s experience in four presidential campaigns and his service on other Boards of Directors make him well qualified to serve as a Director.

Dr. Navid Malik was appointed to the Board of Directors in April 2012. Dr. Navid Malik is the Head of Life Sciences Research at Cenkos Securities Plc. in the U.K., an independent specialist institutional securities firm.  From September 2011 through January 2012, Dr. Malik was the Head of Life Sciences Research at Sanlam (Merchant Securities), a global financial services firm. Dr. Malik was Partner and Head of Life Sciences at Matrix Investment Banking Division, Matrix Group, a financial services firm in London, from December, 2008, through September, 2011. Dr. Malik was a Senior Pharmaceuticals and Biotechnology Analyst at Wimmer Financial LLP from September, 2008, through December, 2008, and was the Senior Life Sciences Analyst at Collins Stewart Plc from January, 2005, through September, 2008. In 2011, Dr. Malik was awarded two Starmine Awards (awarded each year by Thomson Reuters and the Financial Times): Number One Stock Picker in the European Pharmaceutical Sector, and Number Two Stock Picker in the UK and Ireland Healthcare Sector. Dr. Malik holds a PhD in Drug Delivery within Pharmaceutical Sciences, as well as degrees in Biomedical Sciences Research (M.Sc.) and Biochemistry and Physiology (B.Sc., joint honors).  Dr. Malik also holds an MBA in finance from the City University Business School, London. We believe that Dr. Malik’s extensive experience in the life sciences fields and investment banking sector make him well qualified to serve as a Director.

Jerry Jasinowski was appointed to the Board of Directors in April 2012. Mr. Jasinowski currently serves on the Boards of Procurian and the Washington Tennis and Education Foundation and has held directorships in several other companies since 1990. From 2004 through 2007, Mr. Jasinowski has served as the Founder and President of the Manufacturing Institute, an organization dedicated to improving and expanding manufacturing in the United States. Mr. Jasinowski was also the President and CEO of the National Association of Manufactures, a trade association with 13,000 corporate members. Mr. Jasinowski holds an A.B. in Economics from Indiana University and an M.A in Economics from Columbia University. We concluded that Mr. Jasinowski should serve on its Board of Directors because of his extensive Board experience across a wide range of manufacturing, technology, and financial firms, including Fortune 1000 and Fortune 500 companies. We believe Mr. Jasinowski’s background and experience make him well qualified to serve as a Director.

Family Relationships

None.

Board Leadership Structure

The Board believes that Ms. Powers’ service as both Chairman of the Board and Chief Executive Officer is in our best interest and our stockholders best interests. Ms. Powers possesses detailed and in-depth knowledge of the issues, opportunities, and challenges facing us, and is thus best positioned to develop agendas that ensure that the Board’s time and attention are focused on the most critical matters. Her combined role enables decisive leadership, ensures clear accountability, and enhances our ability to communicate our message and strategy clearly and consistently to our stockholders, employees and partners.

Director Independence

Our Board of Directors has determined that a majority of the Board consists of members who are currently “independent” as that term is defined under current listing standards of NASDAQ. The Board of Directors considers Messrs. Farmer, Malik and Jasinowski to be independent.

Audit Committee

The Audit Committee has responsibility for recommending the appointment of our independent accountants, supervising our finance function (which includes, among other matters, our investment activities), reviewing our internal accounting control policies and procedures, and providing the Board such additional information and materials as it may deem necessary to make the Board aware of significant financial matters which require the attention of the Board. The Audit Committee provides the opportunity for direct contact between our independent registered public accounting firm and the Board. The Board has adopted a written charter for the Audit Committee. A copy of the charter is available on the Company’ website at www.nwbio.com.

The Audit Committee currently consists of Messrs. Farmer, Malik and Jasinowski. Our Board of Directors considers each of Messrs.  Farmer, Malik and Jasinowski as “independent” as that term is defined under applicable SEC and NASDAQ rules.

Mr. Jasinowski meets the definition of an “audit committee financial expert” as defined by the SEC.

Compensation Committee

The Compensation Committee is responsible for determining the overall compensation levels of our executive officers and administering our stock option plans. The Board has adopted a written charter for the Compensation Committee and its current members are Messrs. Farmer, Malik and Jasinowski. A copy of the charter is available on the Company’s website at www.nwbio.com. Our Board of Directors has determined that all of the members are “independent” under the current listing standards of NASDAQ.

Corporate Governance/Nominations Committee

The Corporate Governance/Nominating Committee has responsibility for assisting the Board of Directors in, among other things, effecting Board organization, membership and function including identifying qualified Board nominees; effecting the organization, membership and function of Board committees including composition and recommendation of qualified candidates; establishment of and subsequent periodic evaluation of successor planning for the chief executive officer and other executive officers; development and evaluation of criteria for Board membership such as overall qualifications, term limits, age limits and independence; and oversight of compliance with the Corporate Governance Guidelines. The Corporate Governance/Nominating Committee shall identify and evaluate the qualifications of all candidates for nomination for election as directors. Potential nominees are identified by the Board of Directors based on the criteria, skills and qualifications that have been recognized by the Corporate Governance/Nominating Committee. While our nomination and corporate governance policy does not prescribe specific diversity standards, the Corporate Governance/Nominating Committee and its independent members seek to identify nominees that have a variety of perspectives, professional experience, education, difference in viewpoints and skills, and personal qualities that will result in a well-rounded Board of Directors.

The Corporate Governance/Nominating Committee currently consists of Messrs. Farmer, Malik and Jasinowski. The Board of Directors has determined that all of the members are “independent” under the current listing standards of NASDAQ. The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Corporate Governance/Nominating Committee. A copy of the charter is available on the Company’ website at www.nwbio.com.

Board of Directors’ Role in Risk Oversight

The Board plays an active role in risk oversight of us. The Board does not have a formal risk management committee, but administers this oversight function through various standing committees of the Board of Directors. The Audit Committee maintains responsibility for oversight of financial reporting-related risks, including those related to our accounting, auditing and financial reporting practices. The Audit Committee also reviews reports and considers any material allegations regarding potential violations of the Company’s Code of Ethics. The Compensation Committee oversees risks arising from our compensation policies and programs. This Committee has responsibility for evaluating and approving our executive compensation and benefit plans, policies and programs. The Nominations/Corporate Governance Committee oversees corporate governance risks and oversees and advises the Board with respect to our policies and practices regarding significant issues of corporate responsibility.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s Common Stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2012 all Reporting Persons timely complied with all applicable filing requirements, except that Linda Powers made non-timely filings of Form 4 reports for certain stock gifts to family members for no consideration completed on July 24, 2012, December 12, 2012 and December 29, 2012. In addition, each of Dr. Navid Malik and Jerry Jasinowski has not filed a Form 3 in connection with their appointment to the Board of Directors.

Communication with the Board of Directors

We have established a procedure by which our stockholders may communicate directly with our Board. All communications should be in written form and directed to our corporate secretary at the following address:

Northwest Biotherapeutics, Inc.

4800 Montgomery Lane, Suite 800

Bethesda, Maryland 20814

Attention: Secretary

ITEM 11.    EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning compensation paid or accrued to our named executive officers (the “Named Executive Officers”) during the years ended December 31, 2012 and 2011. The Option Awards shown in the table below do not constitute cash or value actually received by the named executive officer. Instead, the amounts shown are the non-cash aggregate fair values of Option Awards that were granted during the periods presented but were then subject to vesting requirements. The majority of the Options were not vested and will not vest unless certain milestones are met in the future, or certain employment period requirements are met in the future. With respect to the portion of the Options that did vest, in the case Ms. Powers and Mr. Goldman, upon vesting all of those Options became subject to an extended lock-up (until the earlier of 18 months or the Company reaching the primary endpoint of its GBM brain cancer clinical trial).

Name and Principal Position	Year	Salary	Bonus	Option Awards	Total
Linda F. Powers	2012	$360,000	$—	$—	$360,000
Chairperson, President	2011	$203,308	$—	$9,262,133	$9,465,441
& Chief Executive Officer

Alton L. Boynton, Ph.D.(1)	2012	$295,000	$—	$—	$295,000
Chief Scientific Officer and Secretary	2011	$334,732	$—	$1,547,963	$1,882,695

Anthony Maida, Ph.D.	2012	$300,000	$—	$—	$300,000
Chief Operating Officer	2011	$160,384	$—	$814,182	$974,566

Leslie Goldman	2012	$348,000	$—	$—	$348,000
Senior Vice President,	2011	$149,092	$—	$1,465,527	$1,614,619
Business Development

Marnix L. Bosch, Ph.D., M.B.A.	2012	$325,000	$—	$—	$325,000
Chief Technical Officer	2011	$339,362	$20,000	$1,192,963	$1,552,325

(1)	Dr. Boynton resigned as Chief Executive Officer on June 8, 2011 and was appointed Chief Scientific officer on the same day.

Outstanding Equity Awards at Fiscal Year-End

The following table shows outstanding stock option awards classified as exercisable and un-exercisable as of December 31, 2012.

	Number of Securities Underlying Unexercised Options
Name and Principal Position	Exercisable		Un-exercisable	Option Exercise Price ($)	Option Expiration Date
Linda F. Powers	543,125	(1)	345,625	$10.56	6/21/2018
Chairperson, President & Chief Executive
Alton Boynton	92,285	(2)	56,250	$10.56	6/21/2018
Chief Scientific Officer and Secretary	330	(6)	—	$300.00	4/18/2014
	126	(6)	—	$21.60	2/18/2016
	89,428	(7)	—	$8.80	8/20/2022

Anthony Maida	6,250	(3)	71,875	$10.56	6/21/2018
Chief Operating Officer
Leslie Goldman	85,938	(4)	54,687	$10.56	6/21/2018
Senior Vice President, Business Development
Marnix Bosch	58,221	(5)	56,250	$10.56	6/21/2018
Chief Technical Officer	21	(8)	—	$300.00	9/20/2014
	52	(8)	—	$1200.00	1/10/2015
	200	(8)	9	$21.60	2/18/2016
	250	(8)	83	$28.80	12/1/2016
	31,770	(9)	21,355	$11.20	6/23/2022
	15,625	(10)	—	$8.80	8/20/2022

(1)	In conjunction with the employment agreement entered into between us and Ms. Powers on June 8, 2011, and in recognition of Ms. Powers’ service to our company while serving as Chair during the preceding four years, we granted Ms. Powers an option to purchase 888,750 shares of our stock with an exercise price of $10.56 per share. One-third of the options vested on the grant date, and upon vesting became subject to a lock-up which extends to the earlier of 18 months or our reaching the primary endpoint of its GBM brain cancer clinical trial. One-third of the options will vest in equal monthly portions over the term of the employment agreement. The remaining one-third will vest in portions tied to material milestones in multiple programs, if and to the extent those milestones are achieved.

(2)	In conjunction with the employment agreement entered into between us and Dr. Boynton on June 8, 2011, we issued Dr. Boynton an option to purchase 148,535 shares of our stock with an exercise price of $10.56 per share. 86,035 options vested on the grant date. 7,500 options will vest in equal monthly portions over the term of the employment agreement. The remaining 55,000 options will vest in portions tied to material milestones in multiple programs, if and to the extent those milestones are achieved.

(3)	In conjunction with the employment agreement entered into between us and Dr. Maida on June 8, 2011, we issued Dr. Maida an option to purchase 78,125 shares of our stock with an exercise price of $10.56 per share. No options vested on the grant date. 7,500 options will vest in equal monthly portions over the term of the employment agreement. The remainder will vest in portions tied to material milestones in multiple programs, if and to the extent those milestones are achieved.

(4)	In conjunction with the employment agreement entered into between us and Mr. Goldman on June 8, 2011, we issued Mr. Goldman an option to purchase 140,625 shares of our stock with an exercise price of $10.56 per share. One-third of the options vested on the grant date, and upon vesting became subject to a lock-up which extends to the earlier of 18 months or our reaching the primary endpoint of our GBM brain cancer clinical trial. One-third will vest in equal monthly portions over the term of the employment agreement. The remaining one-third will vest in portions tied to material milestones in multiple programs, if and to the extent those milestones are achieved.

(5)	In conjunction with the employment agreement entered into between us and Dr. Bosch on June 8, 2011, we issued Dr. Bosch an option to purchase 114,471 shares of our stock with an exercise price of $10.56 per share. 51,971 options vested on the grant date. 7,500 options will vest in equal monthly portions over the term of the employment agreement. The remaining 55,000 options will vest in portions tied to material milestones in multiple programs, if and to the extent those milestones are achieved.

(6)	These options were granted under the 1999 Plan, the 2001 Plan and under Dr. Boynton’s previous employment agreement. Each of these option grants vests over a four year period. One-fourth of each option grant vests on the first anniversary of the grant date and the remaining three-fourths of each grant vests in equal monthly installments over the remaining three year vesting period.

(7)	This option was granted under the 2007 Stock Option Plan. The options were granted August 21, 2009 and vested over a one year period and are exercisable over a 10 year period from issuance at a price of $8.80 per share.

(8)	These options were granted under the 1999 Plan and the 2001 Plan. Each of these option grants vests over a four year period. One-fourth of each option grant vests on the first anniversary of the grant date and the remaining three-fourths of each grant vests in equal monthly installments over the remaining three year vesting period.

(9)	These options were granted under the 2007 Stock Option Plan. 1,250 options vest each month until May 31, 2013. In addition, 6,250 options vest upon each of Swiss Approval, full Enrollment in Phase II Glioblastoma Multiforme clinical study and FDA approval of NDA.

(10)	This option was granted under the 2007 Stock Option Plan. This option grant vested over the balance of 2009 with 7,813 vesting on the grant date and the remainder vesting on December 31, 2009.

Director Compensation

The following table sets forth certain information concerning compensation paid or accrued to our non-executive directors during the year ended December 31, 2012.

Name	Year	Fees Earned or Paid in Cash	All Other Compensation(1)	Total
Robert A. Farmer	2012	$25,000	$292,000	$317,000

(1)	Robert Farmer was issued 63,364 shares in September 20012 for consulting services.

Only non-employee directors receive director fees. Effective June 22, 2007, we were required to pay Linda F. Powers, as Chairperson and a non-executive member of the Board of Directors, approximately $100,000 per annum for her services. These payments effectively ended subsequent to Ms. Powers assuming the position of Chief Executive Officer. Also effective December 10, 2009 we were required to issue Robert A. Farmer $50,000 per annum for his services as a non-executive member of the Board of Directors. During 2011, Mr. Farmer elected to take 50% of his 2011 directors’ fee in our common stock.

Compensation Committee Interlocks and Insider Participation

None of our executive officers served during our last completed fiscal year as a director of any other entity whose executive officers served as a director on our Board or as a member of our Compensation Committee.

Employment Agreements

Linda Powers

On June 8, 2011, we entered into an employment agreement with Linda Powers, pursuant to which Ms. Powers serves as our CEO. The agreement provides for an annual compensation of $360,000 and options to purchase 888,750 shares of our common stock at an exercise price of $10.56 per share. One third of the options vested upon execution of the employment agreement, 1/3 vest monthly over the term of the agreement and the remaining  1/3 vest according to certain performance milestones. The employment agreement is for a term of two years and can be terminated at any time by either party. If the Agreement is terminated without cause, Ms. Powers is entitled to three months severance; provided however, such payment shall be conditional and shall terminate in the event Ms. Powers obtains employment prior to the expiration of the three month period. If Ms. Powers is terminated without cause, all options that may be earned under the agreement and which have not yet been issued/vested will accelerate and become fully vested under certain conditions. Ms. Powers is not entitled to severance if she resigns or is terminated for Cause, as defined in the agreement. If Ms. Powers is terminated for cause, all vested options will expire thirty days from such termination and all unvested options will lapse immediately. In the event of Ms. Powers’ resignation upon at least 45 days notice, Ms. Powers shall not forfeit any issued/vested options. However, if Ms. Powers provides more than 30 days notice but less than 45 days notice then she shall forfeit all options issued/vested in the preceding 60 days, and shall forfeit all options which were issued/vested during the preceding 90 days if less than 30 days notice is provided. In the event of a change in control, as defined in the agreement, all options that may be earned under the agreement and which have not yet been issued/vested will accelerate and become fully vested.

Dr. Anthony Maida

On June 21, 2011, we entered into an employment agreement with Dr. Anthony Maida pursuant to which Dr. Maida serves as our Chief Operating Officer. The agreement provides for an annual compensation of $300,000 and options to purchase 78,125 shares of common stock with an exercise price of $10.56. 313 options vest on the last day of each month during the term of the agreement with the remainder of the options vesting based on certain milestones. The employment agreement is for a term of two years and can be terminated at any time by either party. If the Agreement is terminated without cause, Dr. Maida is entitled to three months severance; provided however, such payment shall be conditional and shall terminate in the event Dr. Maida obtains employment prior to the expiration of the three month period. Dr. Maida is not entitled to severance if he resigns or is terminated for Cause, as defined in the agreement. If Dr. Maida is terminated without cause, all options that may be earned under the agreement and which have not yet been issued/vested will accelerate and become fully vested under certain conditions. If Dr. Maida is terminated for cause, all issued/vested options will expire thirty days from such termination and all other options will lapse immediately. In the event of Dr. Maida’ resignation upon at least 45 days notice, Dr. Maida shall not forfeit any issued/vested options. However, if Dr. Maida provides more than 30 days notice but less than 45 days notice then he shall forfeit all options issued/vested in the preceding 60 days, and shall forfeit all options which were issued/vested during the preceding 90 days if less than 30 days notice is provided. In the event of a change in control, as defined in the agreement, all options that may be earned under the agreement and which have not yet been issued/vested will accelerate and become fully vested.

Leslie J. Goldman

On June 8, 2011, we entered into an employment agreement with Leslie J. Goldman pursuant to which Mr. Goldman serves as Senior Vice President for Business Development. The agreement provides for an annual compensation of $264,000 and options to purchase 140,625 shares of common stock with an exercise price of $10.56. One third of the options vested upon execution of the employment agreement, 1/3 vest monthly over the term of the agreement and the remaining 1/3 vest according to certain performance milestones. The employment agreement is for a term of two years and can be terminated at any time by either party. If the Agreement is terminated without cause, Mr. Goldman is entitled to three months severance; provided however, such payment shall be conditional and shall terminate in the event Mr. Goldman obtains employment prior to the expiration of the three month period. Mr. Goldman is not entitled to severance if he resigns or is terminated for cause, as defined in the agreement. If Mr. Goldman is terminated without cause, all options that may be earned under the agreement and which have not yet been issued/vested will accelerate and become fully vested under certain conditions. If Mr. Goldman is terminated for cause, all issued/vested options will expire thirty days from such termination. In the event of Mr. Goldman’s resignation upon at least 45 days notice, Mr. Goldman shall not forfeit any issued/vested options. However, if Mr. Goldman provides more than 30 days notice but less than 45 days notice then he shall forfeit all options issued/vested in the preceding 60 days, and shall forfeit all options which were issued/vested during the preceding 90 days if less than 30 days notice is provided. In the event of a change in control, as defined in the agreement, all options that may be earned under the agreement and which have not yet been issued/vested will accelerate and become fully vested.

Marnix Bosch

On June 8, 2011, we entered into an employment agreement with Marnix Bosch pursuant to which Mr. Bosch serves as our Chief Technical Officer. The agreement provides for an annual compensation of $325,000 and options to purchase 62,500 shares of common stock with an exercise price of $10.56, which vests over the term based on certain milestones. In addition, the employment agreement extends the term of existing options for an additional 3 years. The employment agreement is for a term of two years and can be terminated at any time by either party. If the Agreement is terminated without cause, Mr. Bosch is entitled to three months severance; provided however, such payment shall be conditional and shall terminate in the event Mr. Bosch obtains employment prior to the expiration of the three month period. Mr. Bosch is not entitled to severance if he resigns or is terminated for cause, as defined in the agreement. If Mr. Bosch is terminated without cause, as defined in the agreement, all options that may be earned under the agreement and which have not yet been issued/vested will accelerate and become fully vested under certain conditions. If Mr. Bosch is terminated for cause, all issued/vested options will expire thirty days from such termination. In the event of Mr. Bosch’s resignation upon at least 45 days notice, Mr. Bosch shall not forfeit any issued/vested options. However, if Mr. Bosch provides more than 30 days notice but less than 45 days notice then he shall forfeit all options issued/vested in the preceding 60 days, and shall forfeit all options which were issued/vested during the preceding 90 days if less than 30 days notice is provided. In the event of a change in control, as defined in the agreement, all options that may be earned under the agreement and which have not yet been issued/vested will accelerate and become fully vested.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information regarding the beneficial ownership of our common stock as of April 29, 2013 by:

•	each person, or group of affiliated persons, who is known by us to own beneficially 5% or more of any class of our equity securities;

•	our directors;

•	each of our named executive officers, as defined in Item 402(a)(3) of Regulation S-K; and

•	our directors and executive officers as a group.

Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of April 29, 2013. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage(1)
Officers and Directors
Alton L. Boynton, Ph.D.(2)	194,358	* %
Marnix L. Bosch, Ph.D., M.B.A.(3)	115,941	* %
Linda F. Powers(4)	18,431,652	52.9%
Robert A. Farmer(5)	144,674	* %
Leslie Goldman(6)	544,825	2.0%
Dr. Navid Malik	—	—
Anthony Maida, Ph.D.(7)	6,250	*
Jerry Jasinowski(8)	80,357	* %
All executive officer s and directors as a group (8 persons)	19,518,057	55.1%
5% Security Holders
Toucan Capital Fund III, L.P.(9) 4800 Montgomery Lane, Suite 801 Bethesda, MD 20814	1,900,772	6.7%
Toucan Partners, LLC(10) 4800 Montgomery Lane, Suite 801 Bethesda, MD 20814	5,681,519	19.9%

Cognate BioServices, Inc.(11) 4800 East Shelby Drive, Suite 108, Memphis, TN	7,072,158	24.7%

*	Less than 1%.
(1)	Percentage represents beneficial ownership percentage of common stock calculated in accordance with SEC rules and does not equate to voting percentages. Based upon 27,140,417 shares of common stock issued and outstanding as of April 29, 2013.

(2)	Includes 182,169 shares of common stock underlying options that are currently exercisable.

(3)	Includes 106,139 shares of common stock underlying options that are currently exercisable.

(4)	Includes (i) 543,125 shares of common stock underlying currently exercisable options held by Ms. Powers; (ii) 3,234,078 shares of common stock underlying currently exercisable warrants held by Ms. Powers; (iii) 804,145 shares of common stock held by Toucan Capital Fund III, L.P.; (iv) 1,096,627 shares of common stock underlying currently exercisable warrants held by Toucan Capital; (v) 4,311,184 shares of common stock held by Toucan Partners, LLC; (vi) 1,370,335 shares of common stock underlying currently exercisable warrants held by Toucan Partners; (vii) 1,437,500 shares of common stock underlying warrants held by Cognate Bioservices, Inc.; and (vii) 5,634,658 shares of common stock held by Cognate Bioservices, Inc. Ms. Powers has voting and dispositive power over the securities owned by Toucan Capital Fund III, L.P., Toucan Partners LLC and (through Toucan Capital and Toucan Partners) Cognate Bioservices, Inc.

(5)	Includes 20,525 shares of common stock underlying currently exercisable warrants.

(6)	Includes (i) 160,139 shares of common stock underlying currently exercisable warrants; and (ii) 85,938 shares of common stock underlying currently exercisable options.

(7)	Consists of shares of common stock underlying currently exercisable options.

(8)	Includes 49,107 shares of Common Stock underlying currently exercisable warrants.

(9)	Consists of (i) 1,096,627 shares of common stock underlying currently exercisable warrants; and (ii) 804,145 shares of common stock. Linda Powers holds the voting and dispositive power over the shares held by Toucan Capital Fund III, L.P.

(10)	Includes (i) 1,370,335 shares of common stock underlying currently exercisable warrants; and (ii) 4,311,184 shares of common stock. Linda Powers holds the voting and dispositive power over the shares held by Toucan Partners, LLC.

(11)	Represents (i) 5,634,658 shares of common stock and (ii) 1,437,500 shares of common stock underlying a currently exercisable warrant. Linda Powers through Toucan Capital III LP and Toucan Partners LLC holds the voting and dispositive power over the shares held by Cognate BioServices, Inc.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Review, approval or ratification of transactions with related persons

Any transactions with officers, directors or 5% stockholders are on terms no less favorable to us than could be obtained from independent parties, and are approved by a majority of our independent and disinterested directors who have access to our counsel or independent legal counsel at our expense.

Board Determination of Independence

Our Board of Directors has determined that a majority of the board consists of members who are currently “independent” as that term is defined under current listing standards of NASDAQ

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed and unbilled for the fiscal years ended December 31, 2012 and December 31, 2011 for professional services rendered by our principal accountants for the audits of our annual financial statements, the review of our financial statements included in our quarterly reports on Form 10-Q and consultations and consents were approximately $188,495 and $158,347.

Audit-Related Fees

There were no aggregate fees billed for the fiscal year ended December 31, 2012 and 2011 for assurance and related services rendered by our principal accountants related to the performance of the audit or review of our financial statements, specifically accounting research.

Tax and Other Fees

The aggregate fees billed for the fiscal year ended December 31, 2012 and December 31, 2011 for professional services rendered by our principal accountants for tax compliance fees were $4,576 and $3,281, respectively.

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC. (Registrant)
Date: April 30, 2013	By:	/s/ Linda F. Powers
Linda F. Powers,
Chief Executive Officer (Principal Executive Officer
and Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Linda F. Powers	Chief Executive Officer (Principal	April 30, 2013
LINDA F. POWERS	Executive Officer and Principal
Financial and Accounting Officer))

/s/ Alton L. Boynton	Director	April 30, 2013
ALTON L. BOYNTON

/s/ Robert A Farmer	Director	April 30, 2013
ROBERT A FARMER

/s/ Dr. Navid Malik	Director	April 30, 2013
DR. NAVID MALIK

/s/Jerry Jasinowski	Director	April 30, 2013
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

