Form 10-Q
period 2013-03-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2013-05-15
CIK 1072379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____

Commission file number 001-35737

Northwest Biotherapeutics, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	94-3306718
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4800 Montgomery Lane, Suite 800	20814
Bethesda, Maryland	(Zip Code)
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

As of May 15, 2013, the total number of shares of common stock, par value $0.001 per share, outstanding was 30,105,342.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012 (unaudited)	3

Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2013 and 2012 and the period from March 18, 1996 (inception) to March 31, 2013	4

Consolidated Statements of Comprehensive Loss (unaudited) for the three months ended March 31, 2013 and 2012 and the period from March 18, 1996 (inception) to March 31, 2013	5

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (unaudited) for the three months ended March 31, 2013 and the period from March 18, 1996 (inception) to March 31, 2013	6

Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2013 and 2012 and the period from March 18, 1996 (inception) to March 31, 2013	7

Notes to Consolidated Financial Statements	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4. Controls and Procedures	19

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 6. Exhibits	20

SIGNATURES	20

Part I - Financial Information

Item 1. Financial Statements

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2013 (Unaudited)	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$373	$7,346
Prepaid expenses and other current assets	39	112
Total current assets	412	7,458

Property and equipment:
Laboratory equipment	60	60
Office furniture and other equipment	172	172
Less accumulated depreciation and amortization	(140)	(137)
Property and equipment, net	92	95
Deposit and other non-current assets	17	17
Total assets	$521	$7,570

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable (includes related party of $8,482 and $3,397 in 2013 and 2012, respectively)	$13,055	$8,165
Accrued expenses (includes related party of $0 and $28 in 2013 and 2012, respectively)	1,083	589
Note payable (includes related party of $400 and $0 in 2013 and 2012, respectively)	1,334	934
Convertible notes, net (includes related party of $50 and $0 in 2013 and 2012, respectively)	767	1,056
Total current liabilities	16,239	10,744

Non-current liabilities:
Convertible notes payable, net	1,316	1,882
Total liabilities	17,555	12,626

Redeemable common stock ($0.001 par value)	11,017	11,017

Stockholders' deficit:
Preferred stock ($0.001 par value); 40,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	-	-
Common stock ($0.001 par value); 450,000,000 shares authorized; 27,140,417 and 26,545,828 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	27	27
Additional paid-in capital	305,604	303,188
Deficit accumulated during the development stage	(333,492)	(319,098)
Cumulative translation adjustment	(190)	(190)
Total stockholders' deficit	(28,051)	(16,073)

Total liabilities, redeemable common stock and stockholders' deficit	$521	$7,570

See accompanying notes to the consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,		Period from Inception (March 18, 1996) to
	2013	2012	March 31, 2013
Revenues:
Research material sales	$-	$-	$580
Contract research and development from related parties	-	-	1,128
Research grants and other	137	-	1,970
Total revenues	137	-	3,678
Operating costs and expenses:
Cost of research material sales	-	-	382
Research and development	11,608	3,580	130,780
General and administration	2,470	2,183	93,469
Depreciation and amortization	3	2	2,380
Loss on facility sublease	-	-	895
Asset impairment loss	-	-	2,445
Total operating costs and expenses	14,081	5,765	230,351
Loss from operations	(13,944)	(5,765)	(226,673)
Other income (expense):
Valuation of reclassified equity instruments	-	491	16,071
Conversion inducement expense	-	-	(27,337)
Accretion of redeemable securities	-	-	(2,042)
Derivative valuation gain (loss)	-	348	1,383
Gain on sale of intellectual property and property and equipment	-	-	3,664
Interest expense	(450)	(5,225)	(55,456)
Interest income and other	-	-	1,707
Net loss	(14,394)	(10,151)	(288,683)
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	-	-	(12,349)
Modification of Series A preferred stock warrants	-	-	(2,306)
Modification of Series A-1 preferred stock warrants	-	-	(16,393)
Series A preferred stock dividends	-	-	(334)
Series A-1 preferred stock dividends	-	-	(917)
Warrants issued on Series A and Series A-1 preferred stock dividends	-	-	(4,664)
Accretion of Series A preferred stock mandatory redemption obligation	-	-	(1,872)
Series A preferred stock redemption fee	-	-	(1,700)
Beneficial conversion feature of Series D preferred stock	-	-	(4,274)
Net loss applicable to common stockholders	$(14,394)	$(10,151)	$(333,492)

Net loss per share applicable to common stockholders - basic	$(0.54)	$(1.06)
Weighted average shares used in computing basic loss per share	26,710	9,599

See accompanying notes to the consolidated financial statements

4

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(Unaudited)

	Three Months Ended March 31,		Period from Inception (March 18, 1996) to
	2013	2012	March 31, 2013
Net loss	$(14,394)	$(10,151)	$(288,683)
Other comprehensive loss
Foreign currency translation adjustment	-	(40)	(190)
Total comprehensive loss	$(14,394)	$(10,191)	$(288,873)

See accompanying notes to the consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	Three Months Ended	Period from Inception (March 18, 1996) to
	March 31, 2013	March 31, 2013
Common stock:
Balance, beginning of the period	$27	$-
Conversion of common stock at par related to reverse stock splits	-	(201)
Conversion of notes payable due to management to common stock	-	5
Conversion of Series A and A-1 preferred stock into common stock	-	25
Exercise of stock options and warrants	-	5
Loan conversion and conversion inducement	-	91
Stock and warrants issued for cash	-	80
Stock and warrants issued for preferred stock conversion	-	7
Stock and warrants issued for services	-	15
Balance, end of the period	$27	$27

Additional paid-in capital:
Balance, beginning of the period	$303,188	$-
Adjustment of par value related to reverse stock splits	-	201
Amortization of deferred compensation, net	-	1,779
Beneficial conversion feature of Series D preferred stock	-	4,274
Beneficial conversion feature remeasurement	-	1,198
Cancellation of employee restricted stock grants	-	(412)
Cancellation of employee stock options	-	(437)
Change in warrant liability	-	4,863
Common stock - ESOP	-	6
Common stock warrant liability	-	(7,127)
Conversion of notes payable due to management to common stock	-	266
Conversion of notes payable due to Toucan Capital to Series A-1 preferred stock	-	7,702
Conversion of Series A and A-1 preferred stock into common stock	-	31,592
Debt discount related to beneficial conversion and warrants	-	21,972
Exercise of stock options and warrants	-	436
Loan conversion and conversion inducement	934	70,799
Reclassification of embedded derviatives liability	-	900
Re-classification of equity instruments, net	-	(9,311)
Revaluation of preferred stock and warrants	-	18,699
Common stock offering costs	(10)	(10)
Stock and warrants issued for cash	-	84,923
Stock and warrants issued for accounts payable and accrued expenses	-	11,476
Stock and warrants issued for dividends	-	4,664
Stock and warrants issued for preferred stock conversion	-	12,342
Stock and warrants issued for services	883	21,138
Stock compensation expense	609	23,671
Balance, end of the period	$305,604	$305,604

Deficit accumulated during development stage:
Balance, beginning of the period	$(319,098)	$-
Net loss	(14,394)	(333,492)
Balance, end of the period	$(333,492)	$(333,492)

Cumulative translation adjustment:
Balance, beginning of the period	$(190)	$-
Foreign currency translation adjustment	-	(190)
Balance, end of the period	$(190)	$(190)

Total stockholders' deficit:	$(28,051)	$16,073

See accompanying notes to the consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,		Period from Inception (March 18, 1996) to
	2013	2012	March 31, 2013
Cash Flows from Operating Activities:
Net Loss	$(14,394)	$(10,151)	$(288,683)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	3	2	2,380
Amortization of deferred financing costs	-	-	320
Amortization of debt discount and accretion on redeemable securities	368	4,634	44,613
Derivative valuation gain	-	(348)	(1,383)
Accrued interest converted to stock	-	-	260
Accreted interest on convertible promissory note	-	-	1,484
Stock-based compensation costs	609	1,042	23,671
Stock and warrants issued for services and other expenses	883	-	24,837
Loan and accounts payable conversion inducement	-	-	19,518
Valuation of reclassified equity contracts	-	(491)	(16,070)
Asset impairment loss and gain on sale of properties	-	-	(936)
Loss on facility sublease	-	-	895
Increase (decrease) in cash resulting from changes in assets and liabilities:
Prepaid expenses and other current assets	73	(3)	671
Accounts payable and accrued expenses	299	2,027	8,022
Related party accounts payable and accrued expenses	5,085	(253)	33,229
Deposits and other non-current assets	-	-	(1)
Accrued loss on sublease	-	-	(265)
Deferred rent	-	-	410
Net Cash used in Operating Activities	(7,074)	(3,541)	(147,029)
Cash Flows from Investing Activities:
Purchase of property and equipment, net	-	-	(5,124)
Proceeds from sale of property and equipment	-	-	258
Proceeds from sale of intellectual property	-	-	1,816
Proceeds from sale of marketable securities	-	-	2,000
Refund of security deposit	-	-	(3)
Transfer of restricted cash	-	-	(1,035)
Net Cash used in Investing Activities	-	-	(2,088)
Cash Flows from Financing Activities:
Proceeds from issuance of redeemable securities	-	-	5,302
Proceeds from issuance of notes payable	400	500	8,380
Proceeds from issuance of convertible notes payable	-	2,955	38,414
Proceeds from issuance of notes payable to related parties	-	-	11,250
Repayment of note payable to related parties	-	-	(8,050)
Repayment of convertible promissory note	-	-	(3,262)
Borrowing under line of credit, Northwest Hospital	-	-	2,834
Repayment of line of credit, Northwest Hospital	-	-	(2,834)
Payment on capital lease obligations	-	-	(323)
Payments on note payable	(289)	-	(709)
Proceeds from issuance preferred stock, net	-	-	28,708
Proceeds from exercise of stock options and warrants	-	-	228
Proceeds from issuance common stock, net	-	139	72,932
Proceeds from sale of stock warrant	-	-	90
Payment of preferred stock dividends	-	-	(1,251)
Series A preferred stock redemption fee	-	-	(1,700)
Deferred financing costs	(10)	-	(330)
Net Cash provided by Financing Activities	101	3,594	149,679
Effect of exchange rates on cash and cash equivalents	-	(40)	(190)
Net increase (decrease) in cash and cash equivalents	(6,973)	13	373

Cash and cash equivalents at beginning of period	7,346	24	-
Cash and cash equivalent at end of period	$373	$37	$373

See accompanying notes to the consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,		Period from Inception (March 18, 1996) to
	2013	2012	March 31, 2013
Supplemental disclosure of cash flow information - Cash paid during the period for interest	$-	$-	$1,879
Supplemental schedule of non-cash financing activities:
Equipment acquired through capital leases	$-	$-	$285
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	-	-	12,349
Issuance of common stock in connection with conversion of liabilities	934	3,738	60,116
Issuance of redeemable common stock in connection with conversion of liabilities	-	-	3,673
Warrants issued on Series A and Series A-1 preferred stock dividends	-	-	4,664
Liability for reclassified equity contracts	-	29,412	41,253
Accretion of mandatorily redeemable Series A preferred stock redemption obligation	-	-	1,872
Debt discount on promissory notes	-	3,213	27,414
Issuance of Series C preferred stock warrants in connection with lease agreement	-	-	43
Issuance of common stock to settle accounts payable	-	-	4
Liability for and issuance of common stock and warrants to Medarex	-	-	840
Issuance of common stock to landlord	-	-	35
Deferred compensation on issuance of stock options and restricted stock grants	-	-	759
Cancellation of options and restricted stock	-	-	849
Financing of prepaid insurance through note payable	-	-	491
Stock subscription receivable	-	-	480
Modification of Series A preferred stock warrants	-	-	2,306
Modification of Series A-1 preferred stock warrants	-	-	16,393
Conversion of convertible promissory notes and accrued interest to Series A-1 preferred stock	-	-	7,707
Conversion of convertible promissory notes and accrued interest to Series D preferred stock	-	-	5,324
Conversion of debt to accounts payable	-	-	1,428
Conversion of convertible promissory notes and accrued interest to stock	-	-	269

See accompanying notes to the consolidated financial statements

1. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of Northwest Biotherapeutics, Inc. and its subsidiaries, NW Bio Europe S.A.R.L. and NW Bio GmBh (collectively, the “Company”, “we”, “us”, and “our”). All material intercompany balances and transactions have been eliminated. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). All normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the three month periods ended March 31, 2013 and 2012 are not necessarily indicative of results to be expected for a full year.

In April 2013, the Company entered into an agreement with one healthcare-dedicated institutional investor for a registered direct placement of $10.0 million of common stock at the closing market price of $3.90 per share. The number of shares of common stock issued was 2,564,103. The Company issued to the investor warrants exercisable for 1,025,641 shares of common stock. The Company also issued to the placement agent warrants exercisable for 128,205 shares of common stock. The warrants have an exercise price of $4.29 per share and are exercisable beginning six months after closing, with a term of five years. Net proceeds to the Company amounted to $9.2 million after deducting deal related costs.

2. Liquidity and Going Concern

The Company has experienced recurring losses from operations.  Net cash outflows from operations were $7.1 million for the three months ended March 31, 2013. The Company had a working capital deficit of $15.8 million at March 31, 2013 (excluding redeemable common stock amounting to $11.0 million).

The Company had a deficit accumulated during the development stage of $333.5 million at March 31, 2013.

Since 2004, Toucan Capital Fund II, L.P. (“Toucan Capital”), Toucan Partners LLC (“Toucan Partners”), entities controlled by Ms. Linda Powers, the Company’s CEO and the managing director of Toucan Capital and managing member of Toucan Partners, and Ms. Linda Powers (collectively “Toucan”) have provided substantial funding to the Company. From 2004 through March 31, 2013, Toucan provided ongoing financings to the Company and through the purchase of common stock, preferred stock (which was all converted to common stock), and debt securities. As of the date of this report, Toucan (other than Cognate BioServices) holds approximately 20% of common stock outstanding as of March 31, 2013.

In addition to financing obtained from Toucan and related entities, the Company has raised additional capital by issuing common stock and debt securities. As of March 31, 2013 the Company had approximately $0.4 million of cash and cash equivalents and had current liabilities of $16.2 million (of which approximately half was owed to related parties and is expected to be converted into equity) and redeemable common stock of $11.0 million. The Company will need to raise additional capital in the near future to continue to fund its clinical trials and other operating activities and there can be no assurance that its efforts to seek such funding will be successful. The Company may seek funding from Toucan Capital or Toucan Partners or their affiliates or other third parties. Such parties are under no obligation to provide the Company with any additional funds, and any such funding may be dilutive to stockholders and may contain restrictive covenants. There can be no assurance that the Company will be able to complete any such financings or that the terms of such financings will be attractive to the Company. If the Company’s capital raising efforts are unsuccessful, its inability to obtain additional cash as needed could have a material adverse effect on the Company’s financial position, results of operations and the Company’s ability to continue its existence. On April 18, 2013, the Company raised $9.2 million of new funding through the sale of common stock.

In October and November 2012, the Company issued 1.9 million shares of redeemable common stock, at a purchase price of $4.80 per share to accredited investors (collectively, the “Investors”) in separate private placement transactions and as part of conversions of debt into redeemable common stock. Total cash received amounted to $5.3 million and total conversions of debt into redeemable common stock amounted to $4.6 million. These transactions were completed pursuant to a Securities Purchase Agreement (the “Agreement”) which the Company entered into with each of the respective investor. The Agreements provide a one-time window during which such investors can redeem the securities for cash at a premium to the original issuance ranging from 15% to 25%. The redemption windows occur within 12 months from the date of issuance.

In order to continue with the Company’s current activities under the DCVax®-L program, the Company will have to obtain substantial amounts of further funding, as described in the Risk Factors section in the Company’s annual report on Form 10-K for the year ended December 31, 2012. The Company’s on-going funding requirements will depend on many factors, including the extent to which the Company realizes and draws upon various sources of non-dilutive funding. One such source of non-dilutive funding is a $5.5 million German grant awarded on May 1, 2012, by the German government through its Saxony Development Bank. The grant will provide funding on matching basis for up to 50% of the costs incurred by the Company for the DCVax-L clinical trial and manufacturing in Germany. The Company anticipates beginning to draw upon the grant in the next several months.

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

Stock-based compensation expense was as follows for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Research and development	$30	$158
General and administrative	579	884
Total stock- based compensation expense	$609	$1,042

There were no options to purchase common stock granted during the three month ended March 31, 2013, although certain options previously granted were vested.

4.	Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three tier fair value hierarchy which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs). Level 1, 2, and 3 inputs are defined as follows:

•	Level 1 inputs are observable inputs such as quoted prices for identical instruments in active markets;
•	Level 2 inputs are inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
•	Level 3 inputs are unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The Company's liability for reclassified equity contracts was measured using significant unobservable (Level 3) inputs.

In 2011, as a result of the Company entering into convertible promissory notes and issuing stock options and warrants to purchase common stock, the Company's total potential outstanding common stock exceeded the Company’s authorized shares by approximately 6.8 million shares as of December 31, 2011. As a result, the Company was required to value a number of shares equal to the excess issuable on exercise of warrants and options and on conversion of convertible notes and recognize the value as a liability. Effective February 6, 2012, the Company’s stockholders approved an increase in the number of authorized shares sufficient to cover the excess. At that time, the liability was re-measured, with changes in value included in other income (expense), and then reclassified to additional paid-in capital (thereby removing it from the Company’s liabilities).

The Company concluded that certain conversion features and warrant agreements included down-round provisions that were not indexed to the Company’s stock (and are therefore recorded as derivative liabilities). The Company recognized the derivative liabilities at their respective fair values using a binomial model adjusted for the probability of issuance using a Monte Carlo simulation. Changes in the fair value were recorded in derivative valuation gain (loss) in the consolidated statements of operations. Key assumptions for determining fair values during the periods presented included expected terms ranging from 3 to 15 months, volatility ranging from 95% to 190% and risk-free interest rate of 0.18%.

The Company's embedded derivative liability was measured using significant unobservable (Level 3) inputs. The following table represents the Company’s embedded derivative liability activity (in thousands) for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Beginning balance	$-	$601
Net change in fair value of embedded derivative liabilities	-	(348)
Ending balance	$-	$253

The following table represents the activity for the Company's liability for reclassified equity contracts (in thousands) for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Beginning balance	$-	$29,903
Liabilities reclassified	-	693
Change in value of liabilities reclassified	-	(491)
Liabilities reclassified to equity	-	(30,105)
Ending balance	$-	$-

5. Notes Payable

The Company regularly issues notes and the proceeds from the notes are used to finance operations. The notes may contain conversion features and may be issued along with warrants to purchase common stock. For convertible notes, the Company allocates the proceeds received between convertible notes payable and warrants on a relative fair value basis, if applicable. The resulting discount for warrants is amortized using the effective interest method over the life of the debt instrument. After allocating a portion of the proceeds to the warrants, the effective conversion price of the convertible note payable can be determined. If the effective conversion price is lower than the market price of the Company's common stock on the date of issuance, a beneficial conversion feature is recorded as an additional discount to the convertible notes payable. The beneficial conversion feature discount is also amortized using the effective interest method over the life of the debt instrument. The amortization is recorded as interest expense on the consolidated statements of operations. During the three months ended March 31, 2013 and March 31, 2012, the Company received proceeds from the issuance of notes of $0.4 million and $3.5 million, respectively. The notes are payable on various dates through September 2014 and have interest rates between 0% and 12%. During the three months ended March 31, 2013 and March 31, 2012, the Company recorded a debt discount related to the beneficial conversion feature for convertible notes and detachable warrants of $0.0 million and $3.2 million, respectively. The conversion prices of the notes, with fixed terms, range between $3.20 and $20.00. The beneficial conversion feature recorded on the notes payable for the three months ended March 31, 2013 and 2012 was estimated based on the effective conversion price of convertible notes after allocating debt proceeds between the note instruments and warrants on a relative fair value basis.

During the three months ended March 31, 2013, the Company converted notes payable of $0.9 million into approximately 0.4 million shares of common stock. During the three months ended March 31, 2012 $3.7 million notes were converted into 0.6 million shares of common stock.

During the three months ended March 31, 2013, the Company repaid $0.3 million of notes payable.

Notes payable consist of the following at March 31, 2013 and December 31, 2012 (in thousands):

	2013	2012
Notes payable - current
12% unsecured originally due July 2011 (net of discount of $0 in 2013 and 2012)	$934	$934
	934	934
Notes payable related parties - current
Demand notes (net of discount of $0 in 2013 and 2012)	400	-

Convertible notes payable, net - current
6% unsecured (net of discount of $0 in 2013 and 2012)	410	435
8% unsecured due April 2013 (net of discount of $0 in 2013 and 2012)	100	71
10% unsecured convertible note originally due November 2012 (net of discount of $0 in 2013 and $4 in 2012)	207	500
	717	1,006
Convertible Notes payable related party, net - current
6% due on demand (net of discount of $0 in 2013 and 2012)	50	50
	50	50
Long term convertible notes, net
0% unsecured	-	53
4% unsecured due September 2014 (net of discount of $415 in 2012)	-	419
8% unsecured due 2014 (net of discount of $161 in 2013 and $114 in 2012)	1,316	1,410
	1,316	1,882
Total notes payable, net	$3,417	$3,872

Principal amounting to $2.1 million is payable during 2013 and $1.5 million is payable during 2014.

6. Net Loss Per Share Applicable to Common Stockholders

Options, warrants, and convertible debt outstanding were all considered anti-dilutive for the three months ended March 31, 2013, and 2012, due to net losses.

The following securities were not included in the diluted net income (loss) per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	Three Months Ended March 31,
	2013	2012
Common stock options	1,551	1,573
Common stock warrants	12,214	4,202
Convertible notes	102	2,165
Excluded potentially dilutive securities	13,867	7,940

7. Related Party Transactions

a. Cognate BioServices

In April, 2011, the Company entered into a new service agreement with Cognate Bioservices, Inc. (“Cognate”), a contract manufacturing and services organization in which Toucan Capital has a majority interest. In addition, two of the principals of Toucan Capital are members of Cognate’s board of directors and Linda Powers who is a director of Cognate and managing director of Toucan Capital is Chairperson of the Company’s Board of Directors and Chief Executive Officer of the Company. This agreement replaces the agreement dated May 17, 2007 between the Company and Cognate, which had expired. Under the service agreement, the Company agreed to continue to utilize Cognate’s services, for certain consulting and manufacturing services to the Company for its ongoing DCVax®-Brain Phase III clinical trial. The scope of services is comparable to the prior agreement, and the structure and process for payments are simplified. Under the terms of the current agreement the Company pays Cognate a monthly facility fee and a fixed fee (in lieu of cost-plus charges) for each patient in the study, subject to specified minimum number of patients per month, plus charges for certain patient and product data services if such services are requested by the Company, and charges for the 2-year processes of technology transfer to third parties, training of such parties’ personnel, drafting of Standard Operating procedures (SOPs) tailored to such third parties and, collaboration to obtain regulatory approvals and certifications relating to the product and manufacturing. The current service agreement will expire on March 31, 2016.

During the three months ended March 31, 2013, at the Company’s request Cognate and third party sub-contractors carried out an intensive development program relating to the DCVax-Direct product. The program proceeded on accelerated timetables in connection with the launch of the Company’s Phase I/II clinical trial with DCVax-Direct for all solid tumor cancers. The development program included design, engineering, sourcing, production, testing, modification and validation of the manufacturing automation equipment, disposables sets to be used with the manufacturing automation equipment, manufacturing processes, product ingredients, product release assays, and other matters, as well as development of Standard Operating Procedures (SOPs), batch production records, and other necessary materials.

During the three months ended March 31, 2013 and 2012, the Company recognized approximately $5.5 million and $2.2 million, respectively, of research and development costs related to these service agreements. As of March 31, 2013 and December 31 2012, the Company owed Cognate (including third party sub-contract amounts) approximately $8.4 million and $1.8 million, respectively. It is anticipated that a majority of these amounts will be paid in stock rather than in cash.

b. Toucan Capital and Toucan Partners

In March 2013, the Company received a short-term loan of $0.2 million from Toucan. The repayment terms were not finalized as of the date of this report.

c. Other Related Parties

In March 2013, the Company received a short-term loan of $0.2 million from an executive officer. The repayment terms were not finalized as of the date of this report.

8.   Stockholders’ Deficit

a. Common Stock Issuances

Issuances of common stock during the three months ended March 31, 2013 were as follows (shares and dollars in thousands):

	Shares issued	Purchase/ Conversion Price	Fair Value/ Proceeds/ Debt Conversion
Shares issued for consulting services	236	$3.75	$883
Conversion of notes payable	359	2.60	934
Total three months ended March 31, 2013	595	$3.06	$1,817

0.2 million shares of common stock were issued to existing stockholders in connection with an agreement with the stockholders and a consultant. Under the arrangement the Company issued 0.2 million shares of restricted common stock and warrants to purchase 0.1 million share of common stock to the stockholders in order to induce them to transfer otherwise unrestricted common stock to the consultant on the date the common shares were issued. The shares of common stock were valued at the closing price of the Company’s common stock on the date issued and amounted to $0.9 million. The fair value of the 0.1 million warrants, with an exercise price of $6.40, amounting to $0.1 million, was determined using the Black-Scholes Option Pricing Model with the following assumptions: risk free interest rate - 0.04%, volatility - 65%, expected term - 5 years, expected dividend n/a.

b. Stock Purchase Warrants

Through March 31, 2013, the Company has issued warrants to strategic partners, consultants and investors with exercise prices ranging from $2.40 to $51.84 and with terms ranging from three to five years. Each warrant is exercisable into one share of common stock. The following is a summary of warrant activity for the three months ended March 31, 2013:

		Weighted
	Number of	Average Exercise
	Warrants	Price
Outstanding as of December 31, 2012	12,086,501	$6.81
Issued in 1st quarter of 2013	109,035	6.40
Expired in 1st quarter of 2013	(18,125)	15.45
Outstanding as of March 31, 2013	12,177,411	$6.82

9.  Subsequent Events

In April 2013, the Company entered into an agreement with one healthcare-dedicated institutional investor for a registered direct placement of $10.0 million of common stock at the closing market price of $3.90 per share. The number of shares of common stock issued was 2,564,103. The Company issued to the investor warrants exercisable for 1,025,641 shares of common stock. The Company also issued to the placement agent warrants exercisable for 128,205 shares of common stock. Net proceeds to the Company amounted to $9.2 million after deducting deal related costs. The warrants have an exercise price of $4.29 per share and are exercisable beginning six months after closing, with a term of five years.

During April of 2013, the Company converted $0.7 million of notes payable into 0.2 million shares and holders exercised 0.2 million warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the notes to those statements included with this report. In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words “believe,” “expect,” “intend,” “anticipate,” and similar expressions are used to identify forward-looking statements, but some forward-looking statements are expressed differently. Many factors could affect our actual results, including those factors described under “Risk Factors” in our Form 10-K for the year ended December 31, 2012. These factors, among others, could cause results to differ materially from those presently anticipated by us. You should not place undue reliance on these forward-looking statements.

Overview

We are a development stage biotechnology company focused on developing immunotherapy products to treat cancers more effectively than current treatments, without toxicities of the kind associated with chemotherapies, and, through a proprietary batch manufacturing process, on a cost-effective affordable basis initially in both the United States and Europe (the two largest medical markets in the world).

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

As of March 31, 2013, our Phase III clinical trial in GBM is being conducted at 44 sites across the United States. We are also in the process of adding further U.S. sites.

Preparations for the Phase III GBM trial are also progressing in Europe. We have accelerated and strengthened our programs in Europe by partnering with large, prominent institutions, including the Fraunhofer IZI Institute in Germany and Kings College Hospital in the U.K.

In the U.K., we received approval from the Medicines and Healthcare Products Regulatory Authority or MHRA, on August 23, 2012, to proceed with our Phase III clinical trial in GBM in the U.K. We have been working on manufacturing arrangements for the clinical trial in the U.K. with both Kings College London and the Fraunhofer Institute, under the oversight and management of Cognate BioServices, to obtain the necessary approvals from the German and U.K. authorities for DCVax products to be able to be manufactured in either Germany or the U.K. for the clinical trial in the U.K. These approvals were completed in February 2013. Four major medical centers in the U.K. are preparing to proceed with the trial.

We have also been working on preparations for the clinical trial in Germany. On July 25, 2012, we announced that manufacturing certification has been received from the German regulatory authorities for the clinical trial in Germany, which is the first step towards implementation of the Phase III trial in Germany. We submitted the application to the German regulatory authority (the Paul Ehrlich Institute, or PEI) for approval of the Phase III trial. As of March 31, 2013, 24 clinical centers are in varying stages of preparations as trial sites in Germany. Also, in October, 2012, ten major hospital centers across Germany, including the key opinion leaders in brain cancer, all applied to the German healthcare system for reimbursement of DCVax-L for brain cancer.

In parallel with these developments in our Phase III brain cancer program, we have been making arrangements to launch our DCVax-Direct program. On September 20, 2012, we announced that we were in late stage discussions with medical centers in the U.S. and Europe to proceed with an initial Phase I/II clinical trial with DCVax-Direct for solid tumor cancers. In the following months, we initiated preparations and final development work for manufacturing of the DCVax-Direct products for this clinical trial.

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

During the quarter ended March 31, 2013, we have continued and accelerated the manufacturing work and the preparations for launch of the Phase I/II clinical trial with DCVax-Direct for solid tumor cancers. The trial is expected to be launched in the second quarter 2013. Target patients for inclusion in the trial include patients with melanoma, pancreatic cancer, liver cancer and liver metastases from colon or other cancers. As is standard with this type of trial, the DCVax-Direct trial will not be blinded, and the results will be visible as the trial proceeds over the course of 2013. The primary objectives of this two-part trial are to evaluate safety, dose levels and efficacy. The Part 1 stage of the trial involves dose escalation and confirmation. The Part 2 stage of the trial will focus on efficacy. The primary measure of efficacy will be regression (i.e., shrinkage or elimination) of the inoperable tumors. Such regression is a rapid endpoint: if it is going to occur, then it is anticipated to occur within a couple months of treatment.

Our DCVax immunotherapies are based on a platform technology involving dendritic cells, the master cells of the immune system, and are designed to reinvigorate and educate the immune system to attack cancers. The dendritic cells are able to mobilize all parts of the immune system, including T cells, B cells and antibodies, natural killer cells and many others. Mobilizing the entire immune system provides a broader attack on the cancer than mobilizing just a particular component, such as T cells alone, or a particular antibody alone. Likewise, our DCVax technology is designed to attack the full set of biomarkers, or antigens on a patient’s cancer, rather than just a particular selected target or several targets. Clinical experience indicates that when just one or a few biomarkers on a cancer are targeted by a drug or other treatment, sooner or later the cancer usually develops a way around that drug, and the drug stops working. We believe that mobilizing all agents of the immune system, and targeting all biomarkers on the patient’s cancer, contributes to the effectiveness of DCVax.

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

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2012. Our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Results of Operations

Operating costs:

Operating costs and expenses consist primarily of research and development expenses, including clinical trial expenses which increase when we are actively participating in clinical trials (and are especially high when we are in an ongoing phase III trial, as we now are in the US, and when we are preparing to launch two additional clinical trial programs, as we now are with our Phase III trial in the UK and our 60-patient Phase I/II trial in the US with DCVax-Direct), and general and administrative expenses.

Our operating costs include the development work relating to the DCVax-Direct product and its manufacturing, such as the design, engineering, sourcing, production, testing, modification and validation of the manufacturing automation equipment, disposables sets to be used with the manufacturing automation equipment, manufacturing processes, product ingredients, product release assays, and other matters, as well as development of Standard Operating Procedures (SOPs), batch production records, and other necessary materials.

Our operating costs also include the costs of preparations for the two clinical trial programs about to be launched in the UK (with DCVax-L for brain cancer) and in the US (with DCVax-Direct for various solid tumor cancers). The preparation costs include upfront payments to the clinical trial sites and the CROs managing the trials and other service providers, and expenses related to institutional approvals, training of medical and other site personnel, trial supplies and other.

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

Three Months Ended March 31, 2013 and 2012

We recognized a net loss of $7.1 million in cash outlays and $7.3 million in non-cash accounting charges (i.e. stock-based compensation, issuance of warrants and restricted stock for services, debt discount charges etc.), for a combined (cash and non-cash) total net loss of $ 14.4 million for the three months ended March 31, 2013 compared to a net loss of $10.2 million for the three months ended March 31, 2012.

Research and Development Expense. Research and development expense was a combined (cash and non-cash) total of $11.6 million for the three months ended March 31, 2013 compared to $3.6 million for the three months ended March 31,2012. The increase was primarily attributable to the DCVax-Direct manufacturing and product development work described above, and the preparation costs for the launch of two clinical trial programs, in the US and UK, as described above, as well as expansion of the ongoing Phase III trial in the US, and increased manufacturing of DCVax®-L for the Phase III trial.

As of March 31, 2013 we had 44 clinical trial sites in operation in the U.S in our Phase III trial with DCVax-L, compared to 25 clinical trial sites at March 31, 2012. At March 31, 2013, we also had substantially expanded other clinical trial related operations compared with March 31, 2012 including, for example, extensive preparations for launch of the Phase III DCVax-L clinical trial in the UK as described above, and launch of the Phase I/II DCVax-Direct trial in the US as described above, in addition to costs related to fully operational and approved manufacturing in Germany, an established wholly owned German subsidiary with a CEO who is an industry veteran from the senior management of big pharma, manufacturing activity in the U.K. and nearly 30 clinical trial sites in the U.K. and Germany in varying stages of preparation.

General and Administrative Expense. General and administrative expense included $1 million of cash expenses, and $1.5 million of non-cash charges (i.e. amortization of previously issued stock based compensation and restricted stock and warrants issued for services), for a combined total of $2.5 million for the three months ended March 31, 2013 compared to $2.2 million for the three months ended March 31, 2012. The slight increase in general and administrative expenses from the prior period is as a result of $0.9 million related to the issuance of restricted stock and warrants for public relations and investor relation services, offset by a $0.4 million decrease in stock based compensation expense.

Interest (Expense). Interest expense (including non-cash elements such as amortization of debt discount) decreased to $0.5 million for the three months ended March 31, 2013 from $5.2 million for the three months ended March 31, 2012. The decrease in interest expense is primarily related to the retirement of $27.8 million in notes payable during 2012.

Liquidity and Capital Resources

We have experienced recurring losses from operations. Net cash outflows from operations were $7.1 million for the three months ended March 31, 2013.

At March 31, 2013, cash and cash equivalents totaled $0.4 million, compared to $7.3 million at December 31, 2012. Working capital was a deficit of $15.8 million at March 31, 2013, compared to a deficit of $3.3 million at December 31, 2012 (excluding redeemable common stock amounting to $11.0 million). The working capital deficit increase as of March 31, 2013 as compared to December 31, 2012 is primarily related to a $5.1 million increase in related party accounts payable for expansion manufacturing and development work relating to DCVax-Direct, including the work by third party sub-contractors, and $7.1 million of cash used in operating activities.

Operating Activities

We used $7.1 million in cash for operating activities during the three months ended March 31, 2013. The increase in cash used in operating activities was primarily attributable to the DCVax-Direct manufacturing and product development work described above, the preparations for launch of the Phase I/II clinical trial with DCVax-Direct for solid tumor cancers, increased manufacturing of DCVax®-L for the ongoing Phase III brain cancer trial in the US, an increased number of clinical trial sites open and recruiting across the United States in our ongoing Phase III brain cancer trial and the preparation costs for the launch of two clinical trial programs: the 60-patient Phase I/II trial with DCVax-Direct in the U.S., and the Phase III trial with DC-Vax-L for brain cancer in the UK, as described above.

As of March 31, 2013 we had 44 clinical trial sites in operation in the U.S. in our Phase III trial with DCVax-L, compared to 25 clinical trial sites at March 31, 2012. At March 31, 2013, we also had substantially expanded other clinical trial related operations compared with March 31, 2012 including, for example, extensive preparations for launch of the Phase III DCVax-L clinical trial in the UK as described above, and launch of the Phase I/II DCVax-Direct trial in the U.S. as described above, in addition to costs related to fully operational and approved manufacturing in Germany, an established wholly owned German subsidiary with a CEO who is an industry veteran from the senior management of big pharma, manufacturing activity in the U.K. and nearly 30 clinical trial sites in the U.K. and Germany in varying stages of preparation.

Financing Activities

During the three months ended March 31, 2013, our financing activities consisted of proceeds from notes payable from related parties amounting to $0.4 million offset by the repayment of $0.3 million of notes payable.

In April 2013, we entered into an agreement with one healthcare-dedicated institutional investor for a registered direct placement of $10.0 million of common stock at the closing market price of $3.90 per share. We issued to the investor warrants exercisable for 1,025,641 shares of common stock. The warrants have an exercise price of $4.29 per share and are exercisable beginning six months after closing, with a term of five years.

In order to continue with our current activities under our DCVax®-L program, we will have to obtain substantial amounts of further funding, as described in the Risk Factors section in our annual report on Form 10-K for the year ended December 31, 2012. Our on-going funding requirements will depend on many factors, including the extent to which we realize and draw upon various sources of non-dilutive funding. One such source of non-dilutive funding is a $5.5 million German grant awarded on May 1, 2012, by the German government through its Saxony Development Bank.  The grant will provide funding on matching basis for up to 50% of the costs incurred by the Company for the DCVax-L clinical trial and manufacturing in Germany. The Company anticipates beginning to draw upon the grant in the next several months.

Other factors affecting our ongoing funding requirements include the number of staff we employ, the number of sites and pace of patient enrollment in our Phase III brain cancer trial, the pace and number of sites at which we execute our Phase I/II clinical trials with DCVax-Direct, the costs of further development work relating to DCvax-Direct, the costs of expansion of manufacturing of both DCVax-L and DCVax-Direct, the cost of establishing clinical studies and compassionate use/named patient programs in other countries, and unanticipated developments. The extent of resources available to us will determine the pace at which we can move forward with both our DCVax-L program and our DCVax-Direct program.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive, financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our principal executive, financial and accounting officer concluded that, in light of certain material weaknesses in our internal control over financial reporting described in our annual report on Form 10-K for the year ended December 31, 2012 , our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our chief executive officer, financial and accounting officer, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2013, that has materially affected, or is reasonably expected to materially affect, our internal controls over financial reporting.

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

NORTHWEST BIOTHERAPEUTICS, INC

Dated: May 15, 2013	By:	/s/ Linda M. Powers
		Name:	Linda M. Powers
		Title:	President and Chief Executive Officer
Principal Executive Officer
Principal Financial and Accounting Officer

