Form 10-Q
period 2013-06-30
NORTHWEST BIOTHERAPEUTICS INC
filed 2013-08-14
CIK 1072379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 8, 2013, the total number of shares of common stock, par value $0.001 per share, outstanding was 33,861,841.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Condensed Interim Financial Statements

Condensed Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	3

Condensed Consolidated Statements of Operations (unaudited) for the three and six months ended June 30, 2013 and 2012 and the period from March 18, 1996 (inception) to June 30, 2013	4

Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three and six months ended June 30, 2013 and 2012 and the period from March 18, 1996 (inception) to June 30, 2013	5

Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2013 and 2012 and the period from March 18, 1996 (inception) to June 30, 2013	6

Notes to Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4. Controls and Procedures	18

PART II - OTHER INFORMATION

Item 6. Exhibits	19

SIGNATURES	20

Part I. Financial Information

Item 1. Financial Statements

NORTHWEST BIOTHERAPEUTICS, INC

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2013 (Unaudited)	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,985	$7,346
Prepaid expenses and other current assets	363	112
Total current assets	2,348	7,458

Property and equipment:
Laboratory equipment	60	60
Office furniture and other equipment	171	172
Less accumulated depreciation and amortization	(142)	(137)
Property and equipment, net	89	95
Deposit and other non-current assets	-	17
Total assets	$2,437	$7,570

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable (includes related party of $10,059 and $3,397 as of June 30, 2013 and December 31, 2012, respectively)	$15,309	$8,165
Accrued expenses (includes related party of $4 and $28 as of June 30, 2013 and December 31, 2012, respectively)	1,088	589
Note payable	934	934
Convertible note payable, net (includes related party of $50 as of June 30, 2013 and December 31, 2012, respectively)	1,343	1,056
Total current liabilities	18,674	10,744

Non-current liabilities:
Convertible notes payable, net	-	1,882
Total liabilities	18,674	12,626

Redeemable common stock ($0.001 par value); 1,869,770 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	11,017	11,017

Stockholders' deficit:
Preferred stock ($0.001 par value); 40,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	-	-
Common stock ($0.001 par value); 450,000,000 shares authorized; 30,735,966 and 26,545,828 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	31	27
Additional paid-in capital	317,991	303,188
Deficit accumulated during the development stage	(345,086)	(319,098)
Cumulative translation adjustment	(190)	(190)
Total stockholders' deficit	(27,254)	(16,073)
Total liabilities, redeemable common stock and stockholders' deficit	$2,437	$7,570

See accompanying notes to the unaudited interim condensed consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended		Period from Inception
	June 30,		June 30,		(March 18, 1996)
	2013	2012	2013	2012	to June 30, 2013
Revenues:
Research material sales	$-	$-	$-	$-	$580
Contract research and development from related parties	-	-	-	-	1,128
Research grants and other	272	330	409	330	2,242
Total revenues	272	330	409	330	3,950
Operating costs and expenses:
Cost of research material sales	-	-	-	-	382
Research and development	8,383	7,040	19,991	10,589	139,163
General and administration	3,290	2,025	5,760	4,239	96,759
Depreciation and amortization	3	2	6	4	2,383
Loss on facility sublease	-	-	-	-	895
Asset impairment loss	-	-	-	-	2,445
Total operating costs and expenses	11,676	9,067	25,757	14,832	242,027
Loss from operations	(11,404)	(8,737)	(25,348)	(14,502)	(238,077)
Other income (expense):
Valuation of reclassified equity instruments	-	-	-	491	16,071
Conversion inducement expense	-	-	-	-	(27,337)
Accretion of redeemable securities	-	-	-	-	(2,042)
Derivative valuation gain (loss)	-	200	-	548	1,383
Gain on sale of intellectual property and property and equipment	-	-	-	-	3,664
Interest expense	(190)	(1,613)	(640)	(6,838)	(55,646)
Interest income and other	-	-	-	-	1,707
Net loss	(11,594)	(10,150)	(25,988)	(20,301)	(300,277)
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	-	-	-	-	(12,349)
Modification of Series A preferred stock warrants	-	-	-	-	(2,306)
Modification of Series A-1 preferred stock warrants	-	-	-	-	(16,393)
Series A preferred stock dividends	-	-	-	-	(334)
Series A-1 preferred stock dividends	-	-	-	-	(917)
Warrants issued on Series A and Series A-1 preferred stock dividends	-	-	-	-	(4,664)
Accretion of Series A preferred stock mandatory redemption obligation	-	-	-	-	(1,872)
Series A preferred stock redemption fee	-	-	-	-	(1,700)
Beneficial conversion feature of Series D preferred stock	-	-	-	-	(4,274)
Net loss applicable to common stockholders	$(11,594)	$(10,150)	$(25,988)	$(20,301)	$(345,086)

Net loss per share applicable to common stockholders - basic	$(0.40)	$(0.06)	$(0.93)	$(0.13)
Weighted average shares used in computing basic loss per share	29,105	162,357	28,078	157,869

See accompanying notes to the unaudited interim condensed consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

					Period from
	Three Months Ended		Six Months Ended		March 18, 1996
	June 30,		June 30,		(Inception) to
	2013	2012	2013	2012	June 30, 2013

Net loss	$(11,594)	$(10,150)	$(25,988)	$(20,301)	$(345,086)
Other comprehensive loss
Foreign currency translation adjustment	-	-	-	(40)	(190)
Total comprehensive loss	$(11,594)	$(10,150)	$(25,988)	$(20,341)	$(345,276)

See accompanying notes to the unaudited interim condensed consolidated financial statement

NORTHWEST BIOTHERAPEUTICS, INC

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended June 30,		Period from Inception (March 18, 1996) to
	2013	2012	June 30, 2013
Cash Flows from Operating Activities:
Net Loss	$(25,988)	$(20,301)	$(300,277)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	6	4	2,383
Amortization of deferred financing costs	-	-	320
Amortization of debt discount and accretion on redeemable securities	482	6,016	44,727
Derivative valuation gain	-	(548)	(1,383)
Accrued interest converted to stock	-	-	260
Accreted interest on convertible promissory note	61	-	1,545
Stock-based compensation costs	1,219	1,897	24,281
Stock and warrants issued for services and other expenses	1,528	-	25,482
Loan and accounts payable conversion inducement	-	-	19,518
Valuation of reclassified equity contracts	-	(491)	(16,070)
Asset impairment loss and gain on sale of properties	-	-	(936)
Loss on facility sublease	-	-	895
Increase (decrease) in cash resulting from changes in assets and liabilities:
Accounts receivable	-	(195)	-
Prepaid expenses and other current assets	(251)	(166)	347
Accounts payable and accrued expenses	1,005	5,427	8,728
Related party accounts payable and accrued expenses	6,638	-	34,782
Deposits and other non-current assets	17	(17)	16
Accrued loss on sublease	-	-	(265)
Deferred rent	-	-	410
Net Cash used in Operating Activities	(15,283)	(8,374)	(155,237)
Cash Flows from Investing Activities:
Purchase of property and equipment, net	-	(27)	(5,124)
Proceeds from sale of property and equipment	-	-	258
Proceeds from sale of intellectual property	-	-	1,816
Proceeds from sale of marketable securities	-	-	2,000
Refund of security deposit	-	-	(3)
Transfer of restricted cash	-	-	(1,035)
Net Cash used in Investing Activities	-	(27)	(2,088)
Cash Flows from Financing Activities:
Proceeds from issuance of redeemable securities	-	-	5,302
Proceeds from issuance of notes payable	400	8,500	8,380
Proceeds from issuance of convertible notes payable	-	-	38,414
Proceeds from issuance of notes payable to related parties	-	-	11,250
Repayment of note payable to related parties	-	-	(8,050)
Repayment of convertible promissory note	-	-	(3,262)
Borrowing under line of credit, Northwest Hospital	-	-	2,834
Repayment of line of credit, Northwest Hospital	-	-	(2,834)
Payment on capital lease obligations	-	-	(323)
Payments on note payable	(688)	-	(1,108)
Proceeds from issuance preferred stock, net	-	-	28,708
Proceeds from exercise of stock options and warrants	-	-	228
Proceeds from issuance common stock, net	10,210	347	83,933
Proceeds from sale of stock warrant	-	-	90
Payment of preferred stock dividends	-	-	(1,251)
Series A preferred stock redemption fee	-	-	(1,700)
Deferred financing costs	-	-	(320)
Net Cash provided by Financing Activities	9,922	8,847	159,500
Effect of exchange rates on cash and cash equivalents	-	(40)	(190)
Net (decrease) increase in cash and cash equivalents	(5,361)	406	1,985
Cash and cash equivalents at beginning of period	7,346	24	-
Cash and cash equivalent at end of period	$1,985	$430	$1,985

See accompanying notes to the unaudited interim condensed consolidated financial statement

NORTHWEST BIOTHERAPEUTICS, INC

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended June 30,		Period from Inception (March 18, 1996) to
	2013	2012	June 30, 2013
Supplemental disclosure of cash flow information - Cash paid during the period for interest	$-	$-	$1,879
Supplemental schedule of non-cash financing activities:
Equipment acquired through capital leases	$-	$-	$285
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	-	-	12,349
Issuance of common stock in connection with conversion of liabilities	1,850	4,658	61,032
Issuance of redeemable common stock in connection with conversion of liabilities	-	-	3,673
Warrants issued on Series A and Series A-1 preferred stock dividends	-	-	4,664
Liability for reclassified equity contracts	-	29,412	41,253
Accretion of mandatorily redeemable Series A preferred stock redemption obligation	-	-	1,872
Debt discount on promissory notes	-	5,520	27,414
Issuance of Series C preferred stock warrants in connection with lease agreement	-	-	43
Issuance of common stock to settle accounts payable	-	-	4
Liability for and issuance of common stock and warrants to Medarex	-	-	840
Issuance of common stock to landlord	-	-	35
Deferred compensation on issuance of stock options and restricted stock grants	-	-	759
Cancellation of options and restricted stock	-	-	849
Financing of prepaid insurance through note payable	-	-	491
Stock subscription receivable	-	-	480
Modification of Series A preferred stock warrants	-	-	2,306
Modification of Series A-1 preferred stock warrants	-	-	16,393
Conversion of convertible promissory notes and accrued interest to Series A-1 preferred stock	-	-	7,707
Conversion of convertible promissory notes and accrued interest to Series D preferred stock	-	-	5,324
Conversion of debt to accounts payable	-	-	1,428
Conversion of convertible promissory notes and accrued interest to stock	-	-	269

See accompanying notes to the unaudited interim condensed consolidated financial statement

NORTHWEST BIOTHERAPEUTICS, INC

(A Development Stage Company)

1. Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of Northwest Biotherapeutics, Inc. and its subsidiaries, NW Bio Europe S.A.R.L. and NW Bio GmBh (collectively, the “Company”, “we”, “us”, and “our”). All material intercompany balances and transactions have been eliminated. The accompanying unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2012. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). All normal recurring adjustments which are necessary for the fair presentation of the results for the interim periods are reflected herein. Operating results for the six month periods ended June 30, 2013 and 2012 are not necessarily indicative of results to be expected for the full year.

2. Liquidity and Going Concern

The Company has experienced recurring losses from operations.  Net cash outflows from operations were approximately $15.3 million for the six months ended June 30, 2013. The Company had a working capital deficit of $16.3 million at June 30, 2013 (excluding redeemable common stock amounting to $11.0 million).

Since inception of the Company, the accumulated cash deficit is $155.2 million and non-cash deficit is $189.9 million for a combined total deficit accumulated during the development stage of $345.1 million at June 30, 2013. The Company is past due on several notes and as a consequence has triggered cross-default provisions on its remaining indebtedness including its remaining convertible note obligations.  As a result all of the company’s debt obligations are in default and demands could be made for payment at any time.

The Company has raised capital by issuing common stock and debt securities, including issuances to related parties. As of June 30, 2013 the Company had approximately $2.0 million of cash and cash equivalents and had current liabilities of $18.7 million (of which approximately $10.0 million or 62% was owed to a related party vendor and was converted into equity in July 2013) and redeemable common stock of $11.0 million. The Company will need to raise additional capital in the near future to continue to fund its clinical trials and other operating activities and there can be no assurance that its efforts to seek such funding will be successful. The Company may seek funding from Toucan Capital or Toucan Partners or their affiliates or other third parties. Such parties are under no obligation to provide the Company with any additional funds, and any such funding may be dilutive to stockholders and may contain restrictive covenants. There can be no assurance that the Company will be able to complete any such financings or that the terms of such financings will be attractive to the Company. If the Company’s capital raising efforts are unsuccessful, its inability to obtain additional cash as needed could have a material adverse effect on the Company’s financial position, results of operations and the Company’s ability to continue its existence.

In April 2013, the Company entered into an agreement with one healthcare-dedicated institutional investor for a registered direct placement of $10.0 million of common stock at the closing market price of $3.90 per share. The number of shares of common stock issued was 2,564,103. The Company issued to the investor warrants exercisable for 1,025,641 shares of common stock. The Company also issued to the placement agent warrants exercisable for 128,205 shares of common stock. The warrants have an exercise price of $4.29 per share and are exercisable beginning six months after closing, with a term of five years after closing. Net proceeds to the Company amounted to $9.2 million after deducting deal related costs.

On August 8, 2013, the Company entered into a securities purchase agreement with institutional investors for the sale of an aggregate of $15.0 million of units in a registered direct offering. Each unit consists of one share of common stock, one long-term warrant to purchase 0.25 of a share of common stock and one over-allotment warrant to purchase 0.25 of a share of common stock. The offering closed on August 14, 2013. The purchase price paid by the investors was $3.35 per unit. The long-term warrants have an exercise price of $4.00 per share and are exercisable commencing six months from the date of issuance and for five years thereafter. The over-allotment warrants have an exercise price of $3.35 per share and are exercisable immediately for one year from date of issuance. The Company received aggregate gross offering proceeds of $15.0 million and net offering proceeds of approximately $13.7 million, after deducting placement agent fees and estimated offering fees and expenses.

In October and November 2012, the Company issued 1.9 million shares of redeemable common stock, at a purchase price of $4.80 per share to accredited investors (collectively, the “Investors”) in separate private placement transactions and as part of conversions of debt into redeemable common stock. Total cash received amounted to $5.3 million and total conversions of debt into redeemable common stock amounted to $3.6 million. These transactions were completed pursuant to a Securities Purchase Agreement (the “Agreement”) which the Company entered into with each of the respective investors. The Agreements provide a one-time window during which such investors can redeem the securities for cash at a premium to the original issuance ranging from 15% to 25%. The redemption windows occur within 9 months from the date of issuance. During the 3rd quarter of 2013, the Company entered into restructuring agreements on the redeemable common stock to extend the maturity dates.

NORTHWEST BIOTHERAPEUTICS, INC

(A Development Stage Company)

In order to continue with the Company’s current activities under the DCVax®-L program, the Company will have to obtain substantial amounts of further funding, as described in the Risk Factors section in the Company’s annual report on Form 10-K/A for the year ended December 31, 2012. The Company’s on-going funding requirements will depend on many factors, including the extent to which the Company realizes and draws upon various sources of non-dilutive funding. One such source of non-dilutive funding is a $5.5 million German grant awarded on May 1, 2012, by the German government through its Saxony Development Bank. The grant will provide funding on a matching basis for up to 50% of the costs incurred by the Company for the DCVax-L clinical trial and manufacturing in Germany. The Company anticipates beginning to draw upon the grant in the next several months.

On July 31, 2013, Cognate BioServices agreed to convert an aggregate of $11.6 million in accounts payable into shares of common stock at a conversion price of $4.00 per share, which resulted in the issuance in August 2013 of an aggregate of 2.9 million shares of common stock. The conversion shares are subject to a lock-up period of 18 months from the date of their issuance. Under the lock-up, the shares cannot be sold or traded. The conversions and lock-up are subject to a most favored nation provision with respect to terms provided to other investors.

On a going forward basis, commencing with August 2013, the Company and Cognate agreed to establish a regular ongoing arrangement for payment of at least half of each invoice in common stock of the Company, and the remainder in cash, at $4.00 per share subject to a most favored nation provision with respect to terms provided to other investors. The arrangement will continue until terminated by mutual agreement.

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

Stock-based compensation expense was as follows for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Research and development	$76	$131	$151	$289
General and administration	535	724	1,068	1,608
Total stock-based compensation expense	$610	$855	$1,219	$1,897

There were no options to purchase common stock granted during the six month ended June 30, 2013, although certain options previously granted were vested.

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

NORTHWEST BIOTHERAPEUTICS, INC

(A Development Stage Company)

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

The Company concluded that certain conversion features and warrant agreements included down-round provisions that were not indexed to the Company’s stock (and are therefore recorded as derivative liabilities). The Company recognized the derivative liabilities at their respective fair values using a binomial model adjusted for the probability of issuance using a Monte Carlo simulation. Changes in the fair value were recorded in derivative valuation gain (loss) in the condensed consolidated statements of operations. Key assumptions for determining fair values during the periods presented included expected terms ranging from 3 to 15 months, volatility ranging from 95% to 190% and risk-free interest rate of 0.18%.

The Company's embedded derivative liability was measured using significant unobservable (Level 3) inputs. The following table represents the Company’s embedded derivative liability activity for the three months and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Beginning balance	-	$253	-	$601
Liabilities reclassified	-	-	-	-
Change in value of liabilities reclassified	-	-	-	-
Liabilities reclassified to equity	-	(200)	-	(548)
Ending balance	-	$53	-	$53

5. Notes Payable

The Company regularly issues notes and the proceeds from the notes are used to finance operations. The notes may contain conversion features and may be issued along with warrants to purchase common stock. For convertible notes, the Company allocates the proceeds received between convertible notes payable and warrants on a relative fair value basis or the residual method, whichever is applicable. The resulting discount for warrants is amortized using the effective interest method over the life of the debt instrument. After allocating a portion of the proceeds to the warrants, the effective conversion price of the convertible note payable can be determined. If the effective conversion price is lower than the market price of the Company's common stock on the date of issuance, a beneficial conversion feature is recorded as an additional discount to the convertible notes payable. The beneficial conversion feature discount is also amortized using the effective interest method over the life of the debt instrument. The amortization is recorded as interest expense on the condensed consolidated statements of operations. During the six months ended June 30, 2013 and June 30, 2012, the Company received proceeds from the issuance of notes of $0.4 million and $8.5 million, respectively. The notes are payable on various dates through May 2015 and have interest rates between 0% and 12%. During the six months ended June 30, 2013 and June 30, 2012, the Company recorded a debt discount related to the beneficial conversion feature for convertible notes and detachable warrants of $0 million and $3.2 million, respectively.

During the six months ended June 30, 2013, the Company converted notes payable of $1.9 million into approximately 0.7 million shares of common stock. During the six months ended June 30, 2012 $3.7 million notes were converted into 0.6 million shares of common stock.

During the six months ended June 30, 2013, the Company repaid $0.7 million of notes payable.

The Company is past due on several notes and as a consequence has triggered cross-default provisions on its remaining indebtedness including its remaining convertible note obligations.  As a result all of the company’s debt obligations are in default and demands could be made for payment at any time.

NORTHWEST BIOTHERAPEUTICS, INC

(A Development Stage Company)

Notes payable consist of the following at June 30, 2013 and December 31, 2012 (in thousands):

	June 30,	December 31,
	2013	2012
Notes payable - current
12% unsecured originally due July 2011	$934	$934
	934	934
Convertible notes payable, net - current
6% unsecured	160	435
8% unsecured due April 2013	100	71
10% unsecured convertible note originally due November 2012, net of discount of $0 and $4 in 2013 and 2012, respectively.	208	500
	468	1,006
Convertible notes payable related party, net - current
6% due on demand	50	50
8% unsecured note due 2014, net of discount of $45 in 2013 and $0 in 2012	825	-
	875	50
Long term convertible notes payable, net
0% unsecured	$-	$53
4% unsecured note due September 2014, net of discount of $0 in 2013 and $415 in 2012	-	419
8% unsecured note due 2014, net of discount of $0 in 2013 and $114 in 2012	-	1,410
	$-	$1,882
Total notes payable, net	$2,277	$3,872

6. Net Loss per Share Applicable to Common Stockholders

Options, warrants, and convertible debt outstanding were all considered anti-dilutive for the six months ended June 30, 2013, and 2012, due to net losses.

The following securities were not included in the diluted net income (loss) per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	Six Months Ended June 30,
	2013	2012
Common stock options	1,551	1,574
Common stock warrants	13,145	4,900
Convertible notes	229	2,709
Excluded potentially dilutive securities	14,925	9,183

7. Related Party Transactions

a. Cognate BioServices

In April, 2011, the Company entered into a new service agreement with Cognate Bioservices, Inc. (“Cognate”), a contract manufacturing and services organization in which Toucan Capital has a majority interest. In addition, two of the principals of Toucan Capital are members of Cognate’s board of directors and Linda Powers who is a director of Cognate and managing director of Toucan Capital is Chairperson of the Company’s Board of Directors and Chief Executive Officer of the Company. This agreement replaces the agreement dated May 17, 2007 between the Company and Cognate, which had expired. Under the service agreement, the Company agreed to continue to utilize Cognate’s services, for certain consulting and manufacturing services to the Company for its ongoing DCVax®-Brain Phase III clinical trial. The scope of services is comparable to the prior agreement, and the structure and process for payments are simplified. Under the terms of the current agreement the Company pays Cognate a monthly facility fee and a fixed fee (in lieu of cost-plus charges) for each patient in the study, subject to specified minimum number of patients per month, plus charges for certain patient and product data services if such services are requested by the Company, and charges for the 2-year processes of technology transfer to third parties, training of such parties’ personnel, drafting of Standard Operating procedures (SOPs) tailored to such third parties, and collaboration to obtain regulatory approvals and certifications relating to the product and manufacturing. The current service agreement will expire on March 31, 2016.

NORTHWEST BIOTHERAPEUTICS, INC

(A Development Stage Company)

During the six months ended June 30, 2013, at the Company’s request Cognate and third party sub-contractors carried out an intensive development program relating to the DCVax-Direct product. The program proceeded on accelerated timetables in connection with the launch of the Company’s Phase I/II clinical trial with DCVax-Direct for all solid tumor cancers. The development program included design, engineering, sourcing, production, testing, modification and validation of the manufacturing automation equipment, disposables sets to be used with the manufacturing automation equipment, manufacturing processes, product ingredients, product release assays, and other matters, as well as development of Standard Operating Procedures (SOPs), batch production records, and other necessary materials.

During the three months ended June 30, 2013 and 2012, respectively, the Company recognized approximately $5.2 million and $3.8 million, respectively, of research and development costs related to these service agreements. For the six months ended June 30, 2013 and 2012, the Company recognized approximately $14.2 million and $6.0 million, respectively, of research and development costs related to these service agreements. As of June 30, 2013 and December 31, 2012, the Company owed Cognate (including third party sub-contract amounts) approximately $10.0 million and $1.8 million, respectively.

On July 31, 2013, Cognate BioServices agreed to convert an aggregate of $11.6 million in accounts payable, $10.0 million which was accrued as of June 30, 2013, into shares of common stock at a conversion price of $4.00 per share which resulted in the issuance in August 2013 of an aggregate of 2.9 million shares of common stock. The conversion shares are subject to a lock-up period of 18 months from the date of their issuance. Under the lock-up, the shares cannot be sold or traded. The conversions and lock-up are subject to a most favored nation provision with respect to terms provided to other investors.

On a going forward basis, commencing with August 2013, the Company and Cognate agreed to establish a regular ongoing arrangement for payment of at least half of each invoice in common stock of the Company, and the remainder in cash, at $4.00 per share subject to a most favored nation provision with respect to terms provided to other investors. The arrangement will continue until terminated by mutual agreement.

In July 2013, the Company received a short-term loan of $0.6 million from Cognate. The terms are in the process of being determined.

b. Toucan Capital and Toucan Partners

In March 2013, the Company received a short-term loan of $0.2 million from Toucan. The short-term loan was paid-in-full during the three months ended June 30, 2013.

c. Other Related Parties

In March 2013, the Company received a short-term loan of $0.2 million from an executive officer. The short-term loan was paid-in-full during the three months ended June 30, 2013.

8.   Stockholders’ Deficit

a. Common Stock Issuances

Issuances of common stock during the three and six months ended June 30, 2013 were as follows (shares and dollars in thousands):

		Purchase/	Fair Value/
	Shares	Conversion	Proceeds/ Debt
	Issued	Price	Conversion
Shares issued for consulting services	236	$3.75	$883
Conversion of notes payable	359	2.60	934
Total 1st Quarter 2013	595	3.06	1,817
Shares issued for consulting services	179	3.62	645
Shares issued for cash	282	3.55	1,000
Shares issued for cash and warrants*	2,564	3.90	10,000
Conversion of notes payable	402	2.28	916
Cashless warrants exercise	168	-	-
Total 2nd Quarter 2013	3,595	3.49	12,561
Total Six Months Ended June 30, 2013	4,190	$3.43	$14,378

* Includes the issuance of 1,025,641 investors’ warrants exercisable for 1,025,641 shares of common stock. The warrants have an exercise price of $4.29 per share.

NORTHWEST BIOTHERAPEUTICS, INC

(A Development Stage Company)

During the first quarter ended March 31, 2013, the Company issued approximately 0.2 million shares of common stock to existing stockholders in connection with an agreement with the stockholders and a consultant. The shares of common stock were valued at the closing price of the Company’s common stock on the date issued and amounted to approximately $0.6 million.

In April 2013, we entered into an agreement with one healthcare-dedicated institutional investor for a registered direct placement of $10.0 million of common stock at the closing market price of $3.90 per share. We issued to the investor warrants exercisable for 1,025,641 shares of common stock. The warrants have an exercise price of $4.29 per share and are exercisable beginning six months after closing, with a term of five years after closing.

b. Stock Purchase Warrants

Through June 30, 2013, the Company has issued warrants to strategic partners, consultants and investors with exercise prices ranging from $2.40 to $51.84 and with terms ranging from three to five years. Each warrant is exercisable into one share of common stock. The following is a summary of warrant activity for the six months ended June 30, 2013:

		Weighted
	Number of	Average Exercise
	Warrants	Price
Outstanding as of December 31, 2012	12,086,501	$6.81
Issued in first quarter of 2013	109,035	6.40
Expired in first quarter of 2013	(18,125)	15.45
Outstanding as of March 31, 2013	12,177,411	$6.82
Issued in second quarter of 2013	1,153,846	4.29
Exercised on a cashless basis in second quarter of 2013	(168,354)	5.60
Expired in second quarter of 2013	(17,500)	12.00
Outstanding as of June 30, 2013	13,145,403	$6.78

9.  Subsequent Events

In July 2013, the Company received a short-term loan of $0.6 million from Cognate. The terms are in the process of being determined.

On July 31, 2013, Cognate BioServices agreed to convert an aggregate of $11.6 million in accounts payable into shares of common stock at a conversion price of $4.00 per share, which resulted in the issuance in August 2013 of an aggregate of 2.9 million shares of common stock. The conversion shares are subject to a lock-up period of 18 months from the date of their issuance. Under the lock-up, the shares cannot be sold or traded. The conversions and lock-up are subject to a most favored nation provision with respect to terms provided to other investors.

On a going forward basis, commencing with August 2013, the Company and Cognate agreed to establish a regular ongoing arrangement for payment of at least half of each invoice in common stock of the Company, and the remainder in cash, at $4.00 per share subject to a most favored nation provision with respect to terms provided to other investors. The arrangement will continue until terminated by mutual agreement.

On August 8, 2013, the Company entered into a securities purchase agreement with institutional investors for the sale of an aggregate of $15.0 million of units in a registered direct offering. Each unit consists of one share of common stock, one long-term warrant to purchase 0.25 of a share of common stock and one over-allotment warrant to purchase 0.25 of a share of common stock. The offering closed on August 14, 2013. The purchase price paid by the investors was $3.35 per unit. The long-term warrants have an exercise price of $4.00 per share and are exercisable commencing six months from the date of issuance and for five years thereafter. The over-allotment warrants have an exercise price of $3.35 per share and are exercisable immediately for one year from date of issuance. The Company to received aggregate gross offering proceeds of $15.0 million and net offering proceeds of approximately $13.7 million, after deducting placement agent fees and estimated offering fees and expenses.

NORTHWEST BIOTHERAPEUTICS, INC

(A Development Stage Company)

Management’s Evaluation of Subsequent Events

Management evaluates events that have occurred after the balance sheet date but before the financial statements are issued. Based upon the evaluation, management did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements included with this report. In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words “believe,” “expect,” “intend,” “anticipate,” and similar expressions are used to identify forward-looking statements, but some forward-looking statements are expressed differently. Many factors could affect our actual results, including those factors described under “Risk Factors” in our Form 10-K/A for the year ended December 31, 2012. These factors, among others, could cause results to differ materially from those presently anticipated by us. You should not place undue reliance on these forward-looking statements.

Overview

We are a development stage biotechnology company focused on developing immunotherapy products to treat cancers more effectively than current treatments, without toxicities of the kind associated with chemotherapies, and, through a proprietary batch manufacturing process, on a cost-effective affordable basis initially in both the United States and Europe.

We have developed a platform technology, DCVax, which uses activated dendritic cells to mobilize a patient's own immune system to attack their cancer. The DCVax technology is expected to be applicable to most cancers, and is embodied in several distinct product lines. One of the product lines (DCVax-L) is designed to cover all solid tumor cancers in which the tumors can be surgically removed. Another product line (DCVax-Direct) is designed for all solid tumor cancers which are considered inoperable and cannot be surgically removed. The broad applicability of DCVax to many cancers provides multiple opportunities for commercialization and partnering. As of June 30, 2013, our Phase III clinical trial in GBM is being conducted at over 50 sites across the United States and at one site in the U.K. We are also in the process of adding further U.S. sites and up to 30 European sites.

In parallel with these developments in our Phase III brain cancer program, during the quarter ended June 30, 2013, we launched the Phase I/II clinical trial with DCVax-Direct for solid tumor cancers. The lead site is MDAnderson in Houston.

Our DCVax immunotherapies are based on a platform technology involving dendritic cells, the master cells of the immune system, and are designed to reinvigorate and educate the immune system to attack cancers. The dendritic cells are able to mobilize all parts of the immune system, including T cells, B cells and antibodies, natural killer cells and many others. Mobilizing the overall immune system provides a broader attack on the cancer than mobilizing just a particular component, such as T cells alone, or a particular antibody alone. Likewise, our DCVax technology is designed to attack the full set of biomarkers, or antigens on a patient’s cancer, rather than just a particular selected target or several targets. Clinical experience indicates that when just one or a few biomarkers on a cancer are targeted by a drug or other treatment, sooner or later the cancer usually develops a way around that drug, and the drug stops working. We believe that mobilizing all agents of the immune system, and targeting all biomarkers on the patient’s cancer, contributes to the effectiveness of DCVax.

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

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K/A for the year ended December 31, 2012. Our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2012.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Results of Operations

Operating costs:

Operating costs and expenses consist primarily of research and development expenses, including clinical trial expenses which increase when we are actively participating in clinical trials and are especially high when we are in a large ongoing international phase III trial, as we now are and when we also have an additional clinical trial program, under way in parallel, as we now have with our 60-patient Phase I/II trial with DCVax-Direct for all types of inoperable solid tumors and general and administrative expenses.

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

Our operating costs also include the costs of preparations for the launch of new or expanded clinical trial programs including the Phase III trial in the US and UK (with DCVax-L for brain cancer) and the Phase I/II trial (with DCVax-Direct for all inoperable solid tumor cancers). The preparation costs include upfront payments to the clinical trial sites and the CROs managing the trials and other service providers, and expenses related to institutional approvals, training of medical and other site personnel, trial supplies and other.

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

Three Months Ended June 30, 2013 and 2012

We recognized a net loss of $8.2 million in cash outlays and $3.4 million in non-cash accounting charges (i.e. increase in accounts payable, stock-based compensation, issuance of warrants and debt discount charges etc.), for a combined (cash and non-cash) total net loss of $11.6 million for the three months ended June 30, 2013 compared to a net loss of $10.2 million for the three months ended June 30, 2012.

Research and Development Expense. Research and development expense was a combined (cash and non-cash) total of $8.4 million for the three months ended June 30, 2013 compared to $7.0 million for the three months ended June 30, 2012. The increase was primarily attributable to the DCVax-Direct manufacturing and product development work described above, and the preparation costs for the launch of two clinical trial programs, one in the US and one in the UK, as described above, as well as expansion of the ongoing Phase III trial in the US, and increased manufacturing of DCVax®-L for the Phase III trial.

As of June 30, 2013 we had over 50 clinical trial sites in operation in the U.S in our Phase III trial with DCVax-L, compared to 25 clinical trial sites at June 30, 2012. At June 30, 2013, we also had substantially expanded other clinical trial related operations compared with June 30, 2012 including, for example, extensive preparations and launch of the Phase III DCVax-L clinical trial in the UK as described above, and launch of the Phase I/II DCVax-Direct trial in the US as described above, in addition to costs related to fully operational and approved manufacturing in Germany, cost of an established wholly owned German subsidiary, manufacturing activity in the U.K. and nearly 30 clinical trial sites in the U.K. and Germany in varying stages of preparation.

General and Administrative Expense. General and administrative expense included $1.9 million of cash expenses, and $1.4 million of non-cash charges (i.e. amortization of previously issued stock based compensation and restricted stock and warrants issued for services), for a combined total of $3.3 million for the three months ended June 30, 2013 compared to $2.0 million for the three months ended June 30, 2012. The increase in general and administrative expenses from the prior period is as a result of increased administrative costs for the Company’s expanded product programs, and increased public relations and investor relations services and other consulting expenses of $1.5 million, offset by a $0.2 million decrease in stock based compensation expense.

Interest (Expense). Interest expense (including non-cash elements such as amortization of debt discount) decreased to $0.2 million for the three months ended June 30, 2013 from $1.6 million for the three months ended June 30, 2012. The decrease in interest expense is primarily related to the retirement of $27.8 million in notes payable during 2012.

Six Months Ended June 30, 2013 and 2012

We recognized a net loss of $26.0 million for the six months ended June 30, 2013 compared to a net loss of $20.3 million for the six months ended June 30, 2012.

Research and Development Expense. Research and development expense was $20.0 million for the six months ended June 30, 2013 compared to $10.6 million for the six months ended June 30, 2012. The increase was primarily attributable to an increased number of clinical trial sites open and recruiting across the United States in our ongoing Phase III clinical trial of DCVax®-L immune therapy for Glioblastoma multiform (GBM) brain cancer and initiation of this trial in Europe.

General and Administrative Expense. General and administrative expense was $5.8 million for the six months ended June 30, 2013 compared to $4.2 million for the six months ended June 30, 2012. The increase was primarily due to an increase of $2.3 million in consulting and professional services offset by a decrease of $0.5 million in stock based compensation.

Valuation of reclassified equity contracts. During the six months ended June 30, 2013 and June 30, 2012, the Company recognized a non-cash gain amounting to $0 and $0.5 million from the decrease in value of reclassified equity contracts, respectively.

Derivative valuation gain and loss. During the six months ended June 30, 2013 and June 30, 2012 we recognized a gain on derivative liabilities of $0 and $ 0.5 million due to the change in value of the financial instruments, respectively.

Interest (Expense). Interest expense decreased to $0.6 million for the six months ended June 30, 2013 from $6.8 million for the six months ended June 30, 2012. Interest expense decreased for the six month period ended June 30, 2013 primarily related to the repayment or conversions of debt into equity that were initiated during the six month period ended June 30, 2012.

Liquidity and Capital Resources

We have experienced recurring losses from operations. Net cash outflows from operations were $15.3 million for the six months ended June 30, 2013.

At June 30, 2013, cash and cash equivalents totaled $2.0 million, compared to $7.4 million at December 31, 2012. Working capital was a deficit of $16.3 million at June 30, 2013, compared to a deficit of $3.3 million at December 31, 2012 (excluding redeemable common stock amounting to $11.0 million). The working capital deficit increase as of June 30, 2013 as compared to December 31, 2012 is primarily related to a $8.2 million increase in related party accounts payable for expansion manufacturing and development work relating to DCVax-Direct, including the work by third party sub-contractors.

On July 31, 2013, Cognate BioServices agreed to convert an aggregate of $11.6 million in accounts payable into shares of our common stock at a conversion price of $4.00 per share, which resulted in the issuance in August 2013 of an aggregate of 2.9 million shares of common stock. The conversion shares are subject to a lock-up period of 18 months from the date of their issuance. Under the lock-up, the shares cannot be sold or traded. The conversions and lock-up are subject to a most favored nation provision with respect to terms provided to other investors.

On a going forward basis, commencing with August 2013, we and Cognate agreed to establish a regular ongoing arrangement for payment of at least half of each invoice in common stock of the Company, and the remainder in cash, at $4.00 per share subject to a most favored nation provision with respect to terms provided to other investors. The arrangement will continue until terminated by mutual agreement.

Since 2004, Toucan Capital Fund II, L.P. (“Toucan Capital”), Toucan Partners LLC (“Toucan Partners”), entities controlled by Ms. Linda Powers, our CEO and the managing director of Toucan Capital and managing member of Toucan Partners, and Ms. Linda Powers (collectively “Toucan”) have provided substantial funding to us. From 2004 through June 30, 2013, Toucan provided ongoing financings to us through the purchase of common stock, preferred stock (which was all converted to common stock), and debt securities. Toucan (other than Cognate BioServices) held approximately 17% of common stock outstanding as of June 30, 2013.

Operating Activities

We used $15.3 million in cash for operating activities during the six months ended June 30, 2013. The increase in cash used in operating activities was primarily attributable to the DCVax-Direct manufacturing and product development work described above, the preparations for launch of the Phase I/II clinical trial with DCVax-Direct for solid tumor cancers, increased manufacturing of DCVax®-L for the ongoing Phase III brain cancer trial in the US, an increased number of clinical trial sites open and recruiting across the United States in our ongoing Phase III brain cancer trial and the preparation costs for the launch of two clinical trial programs: the 60-patient Phase I/II trial with DCVax-Direct in the U.S., and the Phase III trial with DC-Vax-L for brain cancer in the UK, as described above.

As of June 30, 2013 we had over 50 clinical trial sites in operation in the U.S. in our Phase III trial with DCVax-L, compared to 25 clinical trial sites at June 30, 2012. At June 30, 2013, we also had substantially expanded other clinical trial related operations compared with June 30, 2012 including, for example, extensive preparations for launch of the Phase III DCVax-L clinical trial in the UK as described above, and launch of the Phase I/II DCVax-Direct trial in the U.S. as described above, in addition to costs related to fully operational and approved manufacturing in Germany, an established wholly owned German subsidiary, manufacturing activity in the U.K. preparations for up to 30 clinical trial sites in the U.K. and Germany.

Financing Activities

During the six months ended June 30, 2013, our financing activities primarily consisted of proceeds from the issuance of common stock and warrants amounting to $11.0 million offset by the repayment of $0.7 million of notes payable and deferred financing costs of $0.8 million.

In April 2013, we entered into an agreement with one healthcare-dedicated institutional investor for a registered direct placement of $10.0 million of common stock at the closing market price of $3.90 per share. We issued to the investor warrants exercisable for 1,025,641 shares of common stock. The warrants have an exercise price of $4.29 per share and are exercisable beginning six months after closing, with a term of five years after closing.

Our financial statements indicate there is substantial doubt about our ability to continue as a going concern as we are dependent on our ability to obtain short term financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis, as well as successfully obtain financing on favorable terms to fund our long term plans.  We can give no assurance that our plans and efforts to achieve the above steps will be successful.

In order to continue with our current activities under our DCVax®-L program, we will have to obtain substantial amounts of further funding, as described in the Risk Factors section in our annual report on Form 10-K/A for the year ended December 31, 2012. Our on-going funding requirements will depend on many factors, including the extent to which we realize and draw upon various sources of non-dilutive funding. One such source of non-dilutive funding is a $5.5 million German grant awarded on May 1, 2012, by the German government through its Saxony Development Bank.  The grant will provide funding on a matching basis for up to 50% of the costs incurred by us for the DCVax-L clinical trial and manufacturing in Germany. We anticipate beginning to draw upon the grant in the next several months.

Other factors affecting our ongoing funding requirements include the number of staff we employ, the number of sites and pace of patient enrollment in our Phase III brain cancer trial and our Phase I/II clinical trial with DCVax-Direct, the costs of further development work relating to DCVax-Direct, the costs of expansion of manufacturing of both DCVax-L and DCVax-Direct, the cost of establishing clinical studies and compassionate use/named patient programs in other countries, and unanticipated developments. The extent of resources available to us will determine the pace at which we can move forward with both our DCVax-L program and our DCVax-Direct program.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive, financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our principal executive, financial and accounting officer concluded that as of the end of the period covered by this report, in light of certain material weaknesses in our internal control over financial reporting described in our annual report on Form 10-K/A for the year ended December 31, 2012, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our chief executive officer, financial and accounting officer, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2013, that has materially affected, or is reasonably expected to materially affect, our internal controls over financial reporting.

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

NORTHWEST BIOTHERAPEUTICS, INC

Dated: August 14, 2013	By:	/s/ Linda M. Powers
		Name:	Linda M. Powers
		Title:	President and Chief Executive Officer
Principal Executive Officer
Principal Financial and Accounting Officer

