Form 10-Q
period 2013-09-30
NORTHWEST BIOTHERAPEUTICS INC
filed 2013-11-15
CIK 1072379

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 12, 2013, the total number of shares of common stock, par value $0.001 per share, outstanding was 38,507,675.

TABLE OF CONTENTS

Page
PART I - FINANCIAL INFORMATION

Item 1. Condensed Interim Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	3

Condensed Consolidated Statements of Operations (unaudited) for the three and nine months ended September 30, 2013 and 2012 and the period from March 18, 1996 (inception) to September 30, 2013	4

Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2013 and 2012 and the period from March 18, 1996 (inception) to September 30, 2013	5

Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2013 and 2012 and the period from March 18, 1996 (inception) to September 30, 2013	6

Notes to Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 4. Controls and Procedures	23

PART II - OTHER INFORMATION

Item 5. Other Information	24

Item 6. Exhibits	24

SIGNATURES	25

Part I. Financial Information

Item 1. Financial Statements

NORTHWEST BIOTHERAPEUTICS, INC

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2013	December 31,
	(Unaudited)	2012
ASSETS
Current assets:
Cash and cash equivalents	$2,857	$7,346
Prepaid expenses and other current assets	138	112
Cash in custody account	4,500	-
Total current assets	7,495	7,458
Property and equipment, net	140	95
Other non-current assets	-	17
Total assets	$7,635	$7,570

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable (includes related party of $5,602 and $3,397 as of September 30, 2013 and December 31, 2012, respectively)	$10,936	$8,165
Accrued expenses (includes related party of $5 and $28 as of September 30, 2013 and December 31, 2012, respectively)	1,170	589
Convertible notes, net (includes related party of $407 and $50 as of September 30, 2013 and December 31, 2012, respectively)	667	1,056
Notes Payable - in dispute	934	934
Warrant liability	3,513	-
Total current liabilities	17,220	10,744

Non-current liabilities:
Shares payable to related party	4,722	-
Convertible notes payable, net	-	1,882
Total non-current liabilities	4,722	1,882

Total liabilities	21,942	12,626
Redeemable common stock ($0.001 par value); 1,828,103 and 1,869,770 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	10,777	11,017

Stockholders' deficit:
Preferred stock ($0.001 par value); 40,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	-	-
Common stock ($0.001 par value); 450,000,000 shares authorized; 36,638,961 and 24,676,058 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	37	25
Additional paid-in capital	343,065	303,190
Deficit accumulated during the development stage	(367,996)	(319,098)
Cumulative translation adjustment	(190)	(190)
Total stockholders' deficit	(25,084)	(16,073)
Total liabilities, redeemable common stock and stockholders' deficit	$7,635	$7,570

See accompanying notes to the unaudited condensed consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

					Period from
	Three Months Ended September 30,		Nine Months Ended September 30,		March 18, 1996 (Inception) to
	2013	2012	2013	2012	September 30, 2013
Revenues:
Research material sales	$-	$-	$-	$-	$580
Contract research and development from related parties	-	-	-	-	1,128
Research grants and other	400	120	809	450	2,642
Total revenues	400	120	809	450	4,350
Operating costs and expenses:
Cost of research material sales	-	-	-	-	382
Research and development	12,794	9,944	32,785	20,533	151,957
General and administration	3,055	3,913	8,815	8,152	99,814
Depreciation and amortization	3	5	9	10	2,386
Loss on facility sublease	-	-	-	-	895
Asset impairment loss	-	-	-	-	2,445
Total operating costs and expenses	15,852	13,862	41,609	28,695	257,879
Loss from operations	(15,452)	(13,742)	(40,800)	(28,245)	(253,529)
Other income (expense):
Valuation of reclassified equity instruments	-	-	-	491	16,071
Inducement expense	(7,451)	-	(7,451)	-	(34,788)
Accretion of redeemable securities	-	-	-	-	(2,042)
Change in fair value of derivatives	63	35	63	583	1,446
Gain on sale of intellectual property and property and equipment	-	-	-	-	3,664
Foreign Exchange Gain or Loss	(4)	-	(4)	-	(4)
Interest expense	(66)	(2,788)	(706)	(9,626)	(55,712)
Interest income and other	-	-	-	-	1,707
Net loss	$(22,910)	$(16,495)	$(48,898)	$(36,797)	$(323,187)
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	-	-	-	-	(12,349)
Modification of Series A preferred stock warrants	-	-	-	-	(2,306)
Modification of Series A-1 preferred stock warrants	-	-	-	-	(16,393)
Series A preferred stock dividends	-	-	-	-	(334)
Series A-1 preferred stock dividends	-	-	-	-	(917)
Warrants issued on Series A and Series A-1 preferred stock dividends	-	-	-	-	(4,664)
Accretion of Series A preferred stock mandatory redemption obligation	-	-	-	-	(1,872)
Series A preferred stock redemption fee	-	-	-	-	(1,700)
Beneficial conversion feature of Series D preferred stock	-	-	-	-	(4,274)
Net loss applicable to common stockholders	$(22,910)	$(16,495)	$(48,898)	$(36,797)	$(367,996)

Net loss per share applicable to common stockholders - basic	$(0.65)	$(1.50)	$(1.60)	$(3.59)
Weighted average shares used in computing basic loss per share	35,275	11,029	30,605	10,258

See accompanying notes to the unaudited condensed consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

					Period from
	Three Months Ended September 30,		Nine Months Ended September 30,		March 18, 1996 (Inception) to
	2013	2012	2013	2012	September 30, 2013

Net loss	$(22,910)	$(16,495)	$(48,898)	$(36,797)	$(323,187)
Other comprehensive loss
Foreign currency translation adjustment	-	-	-	(40)	(190)
Total comprehensive loss	$(22,910)	$(16,495)	$(48,898)	$(36,837)	$(323,377)

See accompanying notes to the unaudited condensed consolidated financial statement

NORTHWEST BIOTHERAPEUTICS, INC

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

			Period from
	Nine Months Ended September 30,		March 18, 1996 (Inception) to
	2013	2012	September 30, 2013
Cash Flows from Operating Activities:
Net Loss	$(48,898)	$(36,797)	(323,187)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	9	10	2,386
Amortization of deferred financing costs	-	-	320
Amortization of debt discount and accretion on redeemable securities	497	8,692	44,742
Change in fair value of derivatives	(63)	(583)	(1,446)
Accrued interest converted to stock	-	-	260
Accreted interest on convertible promissory note	61	-	1,545
Stock-based compensation costs	1,350	2,574	24,412
Stock and warrants issued for services	1,625	1,714	25,579
Inducement expense	7,319	-	26,837
Valuation of reclassified equity contracts	-	(491)	(16,070)
Asset impairment loss and gain on sale of properties	-	-	(936)
Loss on facility sublease	-	-	895
Increase (decrease) in cash resulting from changes in assets and liabilities:
Prepaid expenses and other current assets	(26)	(92)	572
Accounts payable and accrued expenses	1,119	10,485	8,842
Related party accounts payable and accrued expenses	13,791	-	41,935
Deposits and other non-current assets	17	(17)	16
Accrued loss on sublease	-	-	(265)
Deferred rent	-	-	410
Net Cash used in Operating Activities	(23,199)	(14,505)	(163,153)
Cash Flows from Investing Activities:
Purchase of property and equipment, net	(54)	(31)	(5,178)
Proceeds from sale of property and equipment	-	-	258
Proceeds from sale of intellectual property	-	-	1,816
Proceeds from sale of marketable securities	-	-	2,000
Refund of security deposit	-	-	(3)
Cash in custody account	(4,500)	-	(4,500)
Transfer of restricted cash	-	-	(1,035)
Net Cash used in Investing Activities	(4,554)	(31)	(6,642)
Cash Flows from Financing Activities:
Proceeds from issuance of redeemable securities	-	-	5,302
Repayment on redeemable securities	(240)	-	(240)
Proceeds from issuance of notes payable	-	-	7,980
Proceeds from issuance of convertible notes payable	-	13,181	38,414
Proceeds from issuance of notes payable to related parties	1,005	-	12,255
Repayment of note payable to related parties	(605)	-	(8,655)
Repayment of convertible promissory note	(209)	-	(3,471)
Borrowing under line of credit, Northwest Hospital	-	-	2,834
Repayment of line of credit, Northwest Hospital	-	-	(2,834)
Payment on capital lease obligations	-	-	(323)
Payments on note payable	(688)	-	(1,108)
Proceeds from issuance preferred stock, net	-	-	28,708
Proceeds from exercise of stock options and warrants	-	-	228
Proceeds from issuance common stock and warrants, net	24,001	1,482	97,724
Proceeds from sale of stock warrant	-	-	90
Payment of preferred stock dividends	-	-	(1,251)
Series A preferred stock redemption fee	-	-	(1,700)
Deferred financing costs	-	-	(1,111)
Net Cash provided by Financing Activities	23,264	14,663	172,842
Effect of exchange rates on cash and cash equivalents	-	(40)	(190)
Net increase (decrease) in cash and cash equivalents	(4,489)	87	2,857

Cash and cash equivalents at beginning of period	7,346	24	-
Cash and cash equivalent at end of period	$2,857	$111	2,857

See accompanying notes to the unaudited condensed consolidated financial statement

NORTHWEST BIOTHERAPEUTICS, INC

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended September 30,		Period from March 18, 1996 (Inception) to
	2013	2012	September 30, 2013
Supplemental disclosure of cash flow information - Cash paid during the period for interest	$-	$-	$1,879
Supplemental schedule of non-cash financing activities:
Equipment acquired through capital leases	$-		$285
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	-	-	12,349
Issuance of common stock in connection with conversion of notes payable	2,335	7,785	60,601
Issuance of common stock in connection with conversion of accounts payable	10,302	-	10,302
Shares payable to related party	1,307	-	1,307
Issuance of redeemable common stock in connection with conversion of liabilities	-	-	3,673
Warrants issued on Series A and Series A-1 preferred stock dividends	-	-	4,664
Liability for reclassified equity contracts	-	29,412	41,253
Accretion of mandatorily redeemable Series A preferred stock redemption obligation	-	-	1,872
Debt discount on promissory notes	-	7,885	27,414
Issuance of Series C preferred stock warrants in connection with lease agreement	-	-	43
Issuance of common stock to settle accounts payable	-	-	4
Liability for and issuance of common stock and warrants to Medarex	-	-	840
Issuance of common stock to landlord	-	-	35
Deferred compensation on issuance of stock options and restricted stock grants	-	-	759
Cancellation of options and restricted stock	-	-	849
Financing of prepaid insurance through note payable	-	-	491
Stock subscription receivable	-	-	480
Modification of Series A preferred stock warrants	-	-	2,306
Modification of Series A-1 preferred stock warrants	-	-	16,393
Conversion of convertible promissory notes and accrued interest to Series A-1 preferred stock	-	-	7,707
Conversion of convertible promissory notes and accrued interest to Series D preferred stock	-	-	5,324
Conversion of debt to accounts payable	-	-	1,428
Conversion of convertible promissory notes and accrued interest to stock	-	-	269

See accompanying notes to the unaudited condensed consolidated financial statement

1. Organization and Description of Business

Northwest Biotherapeutics, Inc. and its wholly owned subsidiaries NW Bio Europe S.A.R.L and NW Bio GmBh (collectively, the “Company”, “we”, “us” and “our”) were organized to discover and develop innovative immunotherapies for cancer.

The Company’s platform technology, DCVax, is currently being tested for the treatment of certain types of cancers through clinical trials in the Unites States and Europe that are in various phases of approval. The Company is considered to be a development stage company and, as such, the Company’s financial statements are prepared in accordance with the Accounting Standards Codification (“ASC”) 915 “Development Stage Entities.” The Company is subject to all of the risks and uncertainties associated with development stage biotech companies.

2. Liquidity and Financial Condition

The Company has experienced recurring losses from operations.  Net cash outflows from operations were approximately $23.2 million for the nine months ended September 30, 2013. The Company had a working capital deficit of $9.7 million at September 30, 2013 (excluding redeemable common stock amounting to $10.8 million). The combined cash and non-cash net loss was $48.9 million for the nine months ended September 30, 2013.

Since inception of the Company, the accumulated cash deficit is $163.2 million and non-cash deficit is $204.8 million, for a combined total deficit accumulated during the development stage of $368.0 million at September 30, 2013.

The Company has raised capital by issuing common stock and debt securities, including issuances to related parties. As of September 30, 2013, the Company had approximately $7.5 million of current assets and had current liabilities of $17.2 million (of which approximately $5.6 million or 33% was owed to a related party vendor) and redeemable common stock of $10.8 million. The Company will need to raise additional capital in the near future to continue to fund its clinical trials and other operating activities and there can be no assurance that its efforts to seek such funding will be successful. The Company may seek funding from Toucan Capital or Toucan Partners or their affiliates, or other third parties (“Toucan”). Toucan is controlled by Ms. Linda Powers, the Company’s CEO. Such parties are under no obligation to provide the Company with any additional funds, and any such funding may be dilutive to stockholders and may contain restrictive covenants. There can be no assurance that the Company will be able to complete any such financing or that the terms of such financing will be attractive to the Company. If the Company’s capital raising efforts are unsuccessful, its inability to obtain additional cash as needed could have a material adverse effect on the Company’s financial position, results of operations and the Company’s ability to continue its existence.

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

On August 8, 2013, the Company entered into a securities purchase agreement with institutional investors for the sale of an aggregate of $15.0 million of units in a registered direct offering. Each unit consists of one share of common stock, one long-term warrant to purchase 0.25 of a share of common stock and one over-allotment warrant to purchase 0.25 of a share of common stock. The Company issued to the investors 4,477,612 shares of common stock and long-term warrants exercisable for 1,119,403 shares of common stock, with an exercise price of $4.00 per share, excisable six months after closing with a term of five years after they are first exercisable. The Company also issued to investors over-allotment warrants exercisable for 1,119,403 shares of common stock, with an exercise price of $3.35 per share and exercisable immediately with a term of one year. Net proceeds to the Company amounted to $13.8 million.

In order to continue with the Company’s current activities under the DCVax®-L program, the Company will have to obtain substantial amounts of further funding, as described in the Risk Factors section in the Company’s annual report on Form 10-K/A for the year ended December 31, 2012. The Company’s ongoing funding requirements will depend on many factors, including the extent to which the Company realizes and draws upon various sources of non-dilutive funding. One such source of non-dilutive funding is a $5.5 million German grant awarded on May 1, 2012, by the German government through its Saxony Development Bank. The grant will provide funding on a matching basis for up to 50% of the costs incurred by the Company for the DCVax-L clinical trial and manufacturing in Germany. The Company anticipates beginning to draw upon the grant in the next several months.

On July 31, 2013, Cognate BioServices (“Cognate”), a related party supplier (see Note 9), agreed to convert an aggregate of $11.6 million in accounts payable into shares of common stock (“Conversion Transaction”) at a conversion price of $4.00 per share, which resulted in the issuance in August, 2013, of 2.9 million shares of common stock, subject to most favored nation treatment with respect to terms provided to other investors or creditors (including with respect to any warrants). The conversion shares are subject to a lock-up period of 18 months from the date of their issuance, on market based terms. Under the lock-up, the shares cannot be sold or traded on the market. The conversions and the lock-up terms are subject to most favored nation treatment with respect to terms provided to other investors. The contracts implementing these agreements are in process. The fair value of the common stock on the date of this transaction was $10.3 million. Prior to this Conversion Transaction, Cognate had been entitled to receive 4.2 million shares of NW Bio common stock and 2.1 million warrants in exchange for the $11.6 million in payables owed to Cognate, and entitled to most favored nation treatment on its conversions with respect to terms provided to other investors or creditors (including with respect to any warrants); however, Cognate agreed to defer the warrants and the most favored nation treatment until the parties negotiated new or revised agreements to cover the expanded scope of manufacturing and related services needed for the Company’s expanded DCVax-L clinical program, DCVax-Direct clinical program and other programs. These new or revised agreements are in process. Because the 2.1 million warrants and 1.3 common shares were not contingently issuable as of September 30, 2013, the Company recorded a shares payable to related party liability of $4.7 million and a $3.6 million warrant liability in accordance with the guidance contained in ASC 815-40-15-7D, "Contracts in Entity's Own Equity" whereby under that provision they do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company's statements of operations. As a result of this Conversion Transaction, the Company recorded a $7.0 million non-cash charge to inducement expense and a $0.07 million derivative valuation gain from the date of the Conversion Transaction through September 30, 2013.

On a going forward basis, commencing with August, 2013, and continuing throughout the lock-up period (18 months), the Company and Cognate agreed to establish a regular ongoing arrangement for payment of at least half of all invoices in common stock of the Company, and the remainder in cash, at $4.00 per share subject to a most favored nation treatment with respect to terms provided to other investors or creditors (including with respect to any warrants). The arrangement will continue for 18 months or until terminated by mutual agreement. The contracts implementing these agreements are in process.

The Company has experienced recurring operating losses, net operating cash flow deficits, and has a substantial deficit accumulated during the development stage. These conditions combined with the uncertainties of being a development stage enterprise create substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed financial statements as of September 30, 2013 and for the three and nine months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed balance sheet as of September 30, 2013, condensed statements of comprehensive loss for the three and nine months ended September 30, 2013 and 2012 and the condensed statements of cash flows for the nine months ended September 30, 2013 and 2012 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended September 30, 2013 are not necessarily indicative of results to be expected for the year ending December 31, 2013 or for any future interim period. The condensed balance sheet at December 31, 2012 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2012, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on April 8, 2013.

Use of Estimates

In preparing financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Due to inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions. These estimates and assumptions include valuing equity securities in share-based payments, estimating fair value of equity instruments recorded as derivative liabilities, estimating the useful lives of depreciable assets and whether impairment charges may apply.

Research and Development Costs

Research and development costs are charged to operations as incurred and consist primarily of consulting costs, related party contract research and development costs, and compensation costs. For the three and nine months ended September 30, 2013 and for the period from March 18, 1996 (inception) through September 30, 2013, the Company recognized $12.8 million, $32.8 million and $152.0 million, respectively, of research and development costs (cash and non-cash combined). For the three and nine months ended September 30, 2012, the Company recognized $9.9 million and $20.5 million, respectively, of research and development costs.

Fair Value – Definition and Hierarchy

In accordance with U.S. GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction in the principal or most advantageous market between market participants at the measurement date.

In determining fair value, the Company uses various valuation approaches. In accordance with U.S. GAAP, a fair value hierarchy for inputs is used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are those that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The valuation techniques are consistent with the market, cost or income approaches to measuring fair value. If more than one valuation technique is used to measure fair value, the results are evaluated considering the reasonableness of the range of values indicated by those results. The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 - Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 securities. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these securities does not entail a significant degree of judgment.

Level 2 - Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The availability of valuation techniques and observable inputs can vary from security to security and is affected by a wide variety of factors including, the type of security, whether the security is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Those estimated values do not necessarily represent the amounts that may be ultimately realized due to the occurrence of future circumstances that cannot be reasonably determined. Because of the inherent uncertainty of valuation, those estimated values may be materially higher or lower than the values that would have been used had a ready market for the securities existed. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for securities categorized in Level 3. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement.

Fair value is a market-based measure considered from the perspective of a market participant rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, the Company’s own assumptions are set to reflect those that market participants would use in pricing the asset or liability at the measurement date. The Company uses prices and inputs that are current as of the measurement date, including periods of market dislocation. In periods of market dislocation, the observability of prices and inputs may be reduced for many securities. This condition could cause a security to be reclassified to a lower level within the fair value hierarchy.

The Company considers transfers between the levels within the fair value hierarchy when circumstances surrounding the fair value for a particular security conform to a different level of the fair value hierarchy than as previously reported. Whenever circumstances occur, whereby there is a transfer within the fair value hierarchy, the Company considers the date the event or change in circumstances occurred which caused the transfer.

Warrant Liability

The Company accounts for the 2,116,064 common stock warrants granted in connection with the Conversion Transaction in accordance with the guidance contained in ASC 815-40-15-7D, "Contracts in Entity's Own Equity" whereby under that provision they do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company's statements of operations. The fair value of the warrants issued by the Company in connection the Conversion Transaction has been estimated using a Monte Carlo simulation.

Subsequent Events

The Company follows the provisions of ASC Topic 855-10, “Subsequent Events,” relating to subsequent events.  This guidance establishes principles and requirements for subsequent events.  This guidance defines the period after the balance sheet date during which events or transactions that may occur would be required to be disclosed in a company’s financial statements.  The Company has evaluated subsequent events up to the date of issuance of this report.

4.  Cash in Custody Account

In September, 2013, the Company and Cognate jointly considered acquiring certain intellectual property that involved biologics and did not involve dendritic cells. The Company and Cognate established a custodial account to hold funds for the potential acquisition while they pursued further information and analyses. The Company provided $4.5 million for the account (under which it is free to withdraw its funds at any time before completing the acquisition, in its sole discretion). Cognate provided nearly $2 million for the account, and also incurred nearly $1 million of due diligence costs, legal and consulting fees, and other expenses relating to the potential acquisition. As of September 30, 2013, the parties were still analyzing the information about the intellectual property and the costs involved both currently and going forward, and the Company had not yet decided whether it would ultimately proceed with participation in the acquisition. Thereafter, in October, 2013, based upon the further information and analyses obtained relating to the scope and condition of the assets, and the amount of additional funding, development work and time that will be required to develop the assets, as well as the current funding needs of the Company’s existing DCVax programs, the Company decided not to proceed with participation in the acquisition. Instead, the Company used its funds to pay payables (including $4.5 million of the payables owed to Cognate) relating to its existing DCVax programs. Cognate decided to continue proceeding. All costs and expenses were borne by Cognate and the Company did not incur any costs.

5. Stock-based Compensation

Compensation expense for all stock-based awards is measured on the grant date based on the fair value of the award and is recognized as an expense, on a straight-line basis, over the employee's requisite service period (generally the vesting period of the equity award). The fair value of each option award is estimated on the grant date using a Black-Scholes option valuation model. Stock-based compensation expense is recognized only for those awards that are expected to vest using an estimated forfeiture rate. The Company estimates pre-vesting option forfeitures at the time of grant and reflects the impact of estimated pre-vesting option forfeitures in compensation expense recognized. For options and warrants issued to non-employees, the Company recognizes stock compensation costs utilizing the fair value methodology over the related period of benefit.

Stock-based compensation expense was as follows for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Research and development	$53	$91	$203	$380
General and administration	78	586	1,147	2,194
Total stock-based compensation expense	$131	$677	$1,350	$2,574

Stock Option Plans

The Company’s stock option plans are administered by the Board of Directors, which determines the terms and conditions of the options granted, including exercise price, number of options granted and vesting period of such options.

Stock Option Activity

A summary of stock option activity for the nine months ended September 30, 2013 is as follows (shares in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life	Average Intrinsic Value
Outstanding at December 31, 2012	1,551	$10.56	$10.56	6.60	$-
Granted	-	-	-	-	-
Expired	-	-	-	-	-
Forfeited	-	-	-	-	-
Outstanding at September 30, 2013	1,551	$10.56	$10.56	5.60	$-
Exercisable as of September 30, 2013	1,146			7.27

Additional information regarding stock options outstanding and exercisable at September 30, 2013 is as follows (in thousands, except option price and weighted average exercise price):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 8.80 - 9.60	105	5.89	$8.80	60	$8.96
$ 9.76 - 33.60	1,446	7.75	10.72	1,086	10.72
Total	1,551	7.27	$10.56	1,146	$10.72

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

The Company granted no options during the nine months ended September 30, 2013.

There were no exercises of options during the nine months ended September 30, 2013. The Company’s policy, in the event of exercise, is to issue new shares to fulfill the requirements for options that are exercised.

The aggregate fair value of options vested during the nine months ended September 30, 2013 and September 30, 2012 was $1.4 million and $2.6 million, respectively.

As of September 30, 2013 the total unrecognized compensation expense related to unvested stock option awards was $0.3 million which is expected to be recognized over a weighted average term of approximately 1.3 years.

6. Fair Value Measurements

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy as described in the Company’s significant accounting policies in Note 3.

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of September 30, 2013 and December 31, 2012 (in thousands):

	Fair value measured at September 30, 2013
	Total carrying value at September 30,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$3,513	$-	$-	$3,513

Fair value measured at December 31, 2012
	Total carrying value at December 31,	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$-	$-	$-	$-

There were no transfers between Level 1, 2 or 3 during the nine months ended September 30, 2013.

The following table presents additional information about Level 3 assets and liabilities measured at fair value. Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains and losses for assets and liabilities within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Changes in Level 3 liabilities measured at fair value for the period ended June 30, 2013 and at December 31, 2012 were as follows (dollars in thousands):

Balance – December 31, 2012	-
2,116,064 warrant issued on July 31, 2013	3,576
Change in fair value of warrant liability from July 31, 2013 to September 30, 2013	(63)
Balance – September 30, 2013	3,513

A summary of quantitative information with respect to valuation methodology and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of September 30, 2013 and December 31, 2012 is as follows:

Date of Valuation	July 31, 2013	September 30, 2013
Stock Price	$1.69	$1.66
Volatility (Annual)	80.26%	81.94%
Number of assumed financings	3	3
Number of reset warrants	2,116,064	2,116,064
Total warrants outstanding	15,242,717	17,554,348
Total shares outstanding	30,795,614	38,467,064
Strike Price	$4.00	$4.00
Risk-free Rate	1.39%	1.40%
Maturity Date	July 31, 2018	July 31, 2018
Expected Life	5 years	5 years

7. Notes Payable

The Company issues notes from which the proceeds were used to finance operations. The notes contain conversion features and were issued with warrants to purchase common stock. For convertible notes, the Company allocates the proceeds received between convertible notes payable and warrants on a relative fair value basis or the residual method, whichever is applicable. The resulting discount for the warrants is amortized using the effective interest method over the life of the debt instrument. After allocating a portion of the proceeds to the warrants, the effective conversion price of the convertible note payable can be determined. If the effective conversion price is lower than the market price of the Company's common stock on the date of issuance, a beneficial conversion feature is recorded as an additional discount to the convertible notes payable. The beneficial conversion feature discount is also amortized using the effective interest method over the life of the debt instrument. The amortization is recorded as interest expense on the condensed consolidated statements of operations. During the nine months ended September 30, 2013 and September 30, 2012, the Company received proceeds from the issuance of notes of $1.0 million and $13.2 million, respectively. The notes are payable on various dates through May 2015 and have interest rates between 0% and 12%. During the nine months ended September 30, 2013 and September 30, 2012, the Company recorded a debt discount related to the beneficial conversion feature for convertible notes and detachable warrants of $0 million and $0.5 million, respectively.

During the nine months ended September 30, 2013, the Company converted notes and accounts payable of $13.9 million into approximately 3.96 million shares of common stock. During the nine months ended September 30, 2012, $7.8 million of notes were converted into 2.0 million shares of common stock.

During the nine months ended September 30, 2013, the Company repaid $1.5 million of notes payable.

Notes payable consist of the following at September 30, 2013 and December 31, 2012 (in thousands):

	September 30,	December 31,
	2013	2012
Notes payable - current
12% unsecured originally due July 2011 - in dispute (1)	$934	$934
	934	934
Convertible notes payable, net - current
6% unsecured (2)	160	435
8% unsecured due April 2013 (3)	100	71
10% unsecured convertible note originally due November 2012 (net of discount of $0 in 2013 and $4 in 2012)	-	500
	260	1,006
Convertible Notes payable related party, net - current
6% due on demand (4)	50	50
8% unsecured note due 2014, net of discount of $31 in 2013 and $0 in 2012	357	-
	407	50
Long term convertible notes, net
0% unsecured	-	53
4% unsecured due September 2014 (net of discount of $0 in 2013 and $415 in 2012)	-	419
8% unsecured due 2014 (net of discount of $620 in 2013 and $114 in 2012)	-	1,410
	-	1,882
Total notes payable, net	$1,601	$3,872

(1) This $0.934 million note, which was originally due in July 2011 is currently under dispute with the creditor as to the validity of the note payable balance, which the Company believes has already been paid in full and is not outstanding.

(2) This $0.160 million consists of three separate 6% notes in the amounts of $0.110 million, $0.025 million and $0.025 million. In regard to the $0.110 million note, the Company has made ongoing attempts to locate the creditor to repay or convert this note, but has been unable to locate them to date. In regard to each of the two $0.025 million notes, the respective holder has elected to convert the note into equity, the Company has delivered the applicable conversion documents to the holder, and the Company is waiting for the holder to execute and return the documents.

(3) In regard to this $0.100 million note, the holder elected to convert it in full into equity, and the Company has issued the shares to the holder, but the holder has not yet surrendered the note for cancellation. Until the note is surrendered and cancelled, the Company is continuing to reflect this note as outstanding.

(4) This $0.050 million demand note is held by an officer of the Company. The holder has made no demand for payment, and is not expected to make a demand any time in the near term.

8. Net Loss per Share Applicable to Common Stockholders

Options, warrants, and convertible debt outstanding were all considered anti-dilutive for the nine months ended September 30, 2013, and 2012, due to net losses.

The following securities were not included in the diluted net income (loss) per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	Nine months ended
	September 30,
	2013	2012
Common stock options	1,551	1,574
Common stock warrants	17,554	5,437
Convertible notes	127	2,627
Excluded potentially dilutive securities	19,232	9,638

9. Related Party Transactions

a. Cognate BioServices

In April, 2011, the Company entered into a new service agreement with Cognate Bioservices, Inc. (“Cognate”), a contract manufacturing and services organization in which Toucan Capital is a substantial shareholder. In addition, two of the principals of Toucan Capital are members of Cognate’s board of directors and Linda Powers who is a director of Cognate and managing director of Toucan Capital is Chairperson of the Company’s Board of Directors and Chief Executive Officer of the Company. This agreement replaced the agreement dated May 17, 2007 between the Company and Cognate, which had expired. Under the service agreement, the Company agreed to continue to utilize Cognate’s services, for certain consulting and manufacturing services to the Company for its ongoing DCVax®-L Phase III clinical trial for GBM brain cancer. The types of services are comparable to the prior agreement, and the structure and process for payments are simplified. Under the terms of the 2011 agreement, the Company pays Cognate a monthly facility fee and a fixed fee (in lieu of cost-plus charges) for DCVax product made for each patient in the clinical trial, subject to a specified minimum number of patients per month, plus charges for certain patient and product data services if such services are requested by the Company, and charges for the processes of technology transfer to third parties, training of such parties’ personnel, drafting of standard operating Procedures (SOPs) tailored to such third parties, and collaboration to obtain regulatory approvals and certifications relating to the product and manufacturing. The current service agreement will expire on March 31, 2016. However, the Company’s DCVax-L program has greatly expanded, and for well over a year the Company has been requesting production levels for this program that are far in excess of the maximum manufacturing capacity for which the Company contracted in the 2011 agreement. In addition, during this period the Company has requested substantial development work on its DCVax-Direct product and has launched a large Phase I/II clinical trial with DCVax-Direct, which exceeds the scope previously contracted for. Accordingly, the Company plans to enter into revised or new agreements with Cognate to provide for the expanded programs and manufacturing capacity utilization.

During the nine months ended September 30, 2013, Cognate and third party sub-contractors carried out an intensive development program relating to the DCVax-Direct product, as requested by the Company. The program proceeded on accelerated timetables in connection with the launch of the Company’s Phase I/II clinical trial with DCVax-Direct for all solid tumor cancers. The development program included design, engineering, sourcing, production, testing, modification and validation of the manufacturing automation equipment, disposable sets to be used with the manufacturing automation equipment, manufacturing processes, product ingredients, product release assays, and other matters, as well as development of SOPs, batch production records, and other necessary materials.

During the three months ended September 30, 2013 the Company recognized approximately $8.6 million of research and development costs under these service agreements for that three-month period as well as certain one-time charges (including charges relating to start-up and changes in the Company’s programs). During the three months ended September 30, 2012, the Company recognized approximately $3.9 million of research and development costs related to the service agreements. For the nine months ended September 30, 2013 and 2012, the Company recognized approximately $22.8 million and $9.9 million, respectively, of research and development costs related to these service agreements and certain one-time charges. As of September 30, 2013 and December 31, 2012, the Company owed Cognate (including third party sub-contract amounts) approximately $5.6 million and $1.8 million, respectively.

On July 31, 2013, Cognate BioServices (“Cognate”) agreed to convert an aggregate of $11.6 million in accounts payable into shares of common stock at a conversion price of $4.00 per share, which resulted in the issuance in August, 2013, of an aggregate of 2.9 million shares of common stock, subject to most favored nation treatment with respect to terms provided to other investors or creditors (including with respect to any warrants). The conversion shares are subject to a lock-up period of 18 months from the date of their issuance, on market based terms. Under the lock-up, the shares cannot be sold or traded on the market. The conversions and the lock-up terms are subject to most favored nation treatment with respect to terms provided to other investors. The contracts implementing these agreements are in process. The fair value of the common stock on the date of this transaction was $10.3 million. Prior to this Conversion Transaction, Cognate had been entitled to receive 4.2 million shares of NW Bio common stock and 2.1 million warrants in exchange for the $11.6 million in payables owed to Cognate, and entitled to most favored nation treatment on its conversions with respect to terms provided to other investors or creditors (including with respect to any warrants); however, Cognate agreed to defer the warrants and the most favored nation treatment until the parties negotiated new or revised agreements to cover the expanded scope of manufacturing and related services needed for the Company’s expanded DCVax-L clinical program, DCVax-Direct clinical program and other programs. These new or revised agreements are in process. Because the 2.1 million warrants and 1.3 million common shares were not contingently issuable as of September 30, 2013, the Company recorded a shares payable to related party liability of $4.7 million and a $3.6 million warrant liability in accordance with the guidance contained in ASC 815-40-15-7D, "Contracts in Entity's Own Equity" whereby under that provision they do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company's statements of operations. As a result of this Conversion Transaction, the Company recorded a $7.0 million non-cash charge to inducement expense and a $0.07 million derivative valuation gain from the date of the Conversion Transaction through September 30, 2013.

On a going forward basis, commencing with August, 2013, and continuing throughout the lock-up period (18 months), the Company and Cognate agreed to establish a regular ongoing arrangement for payment of at least half of all invoices in common stock of the Company, and the remainder in cash, at $4.00 per share subject to a most favored nation treatment with respect to terms provided to other investors or creditors (including with respect to any warrants). The arrangement will continue for 18 months or until terminated by mutual agreement. The contracts implementing these agreements are in process.

Due to the large expansion of the Company’s Phase III trial with DCVax-L for brain cancer, and initiation of the trial in Europe, as well as initiation of the Company’s DCVax-Direct program, and certain advanced product development work, additional services that are required for logistics, distribution and tracking, and other pending programs, the Company and Cognate are in the process of substantially expanding their agreements. The agreements in process will cover manufacturing and related services for the DCVax-L program, the DCVax-Direct program, ancillary services and substantial manufacturing capacity expansion. The agreements will involve substantial upfront payments and will be subject to the parties’ July 31, 2013 agreement for payment of at least half of all invoices in common stock of the Company, and the remainder in cash, at $4.00 per share for an initial period in parallel with the lock-up period under the Conversion Transaction subject to a most favored nation treatment with respect to terms provided to other investors or creditors (including with respect to any warrants). The agreements may cover commercial as well as clinical activities, and will only be terminable early by either party for uncured material breach by the other party.

In July 2013, the Company received a short-term loan of $0.6 million from Cognate. The short-term loan was paid-in-full during the third quarter of 2013.

b. Toucan Capital and Toucan Partners

In March 2013, the Company received a short-term loan of $0.2 million from Toucan. The short-term loan was paid-in-full during the second quarter of 2013.

c. Other Related Parties

In March 2013, the Company received a short-term loan of $0.2 million from an executive officer. The short-term loan was paid-in-full during the second quarter of 2013.

10.   Stockholders’ Deficit

a. Common Stock Issuances

Issuances of common stock during the three and nine months ended September 30, 2013 were as follows (shares and dollars in thousands):

		Purchase/	Fair Value/
	Shares	Conversion	Proceeds/ Debt
	Issued	Price	Conversion
Shares issued for consulting services	236	$3.75	$883
Conversion of notes payable	359	2.6	934
Total 1st Quarter 2013	595	$3.06	$1,817
Shares issued for consulting services	179	3.62	645
Shares issued for cash	282	3.55	1,000
Shares issued for cash in financing transaction	2,564	3.9	10,000
Conversion of notes payable	402	2.28	916
Cashless warrants exercise	168	-	-
Total 2nd Quarter 2013	3,595	$3.49	$12,561

Shares issued for consulting services	14	6.80	97
Shares issued in connection with extension of redeemable security redemption period	30	3.43	103
Stock redemption	(42)	(5.76)	240
Shares issued for cash in financing transaction	4,478	3.35	15,000
Conversion of accounts payable	2,902	3.55	10,302
Conversion of notes payable	349	1.38	482
Total 3rd Quarter 2013	7,731	$3.39	$26,225

Total Nine Months Ended September 30, 2013	11,921	$3.41	$40,603

During the quarter ended March 31, 2013, the Company issued approximately 0.2 million shares of common stock to existing stockholders in connection with an agreement with the stockholders and a consultant. The shares of common stock were valued at the closing price of the Company’s common stock on the date issued and amounted to approximately $0.9 million.

In April 2013, the Company entered into an agreement with one healthcare-dedicated institutional investor for a registered direct placement of $10.0 million of common stock at the closing market price of $3.90 per share. The Company issued to the investor warrants exercisable for 1,025,641 shares of common stock. The warrants have an exercise price of $4.29 per share and are exercisable beginning six months after closing, with a term of five years after closing. The Company incurred offering costs amounting to $0.8 million in connection with this financing transaction.

During the quarter ended June 30, 2013, the Company issued total 178,504 shares of common stock in exchange for services. The fair value of the common stock on the date of this transaction was $0.6 million.

On August 8, 2013, the Company entered into a securities purchase agreement with institutional investors for the sale of an aggregate of $15.0 million of units in a registered direct offering. Each unit consists of one share of common stock, one long-term warrant to purchase 0.25 of a share of common stock and one over-allotment warrant to purchase 0.25 of a share of common stock. The Company issued to the investors 4,477,612 shares of common stock and long-term warrants exercisable for 1,119,403 shares of common stock, with an exercise price of $4.00 per share, excisable six months after closing with a term of five years after they are first exercisable. The Company also issued to the investors over-allotment warrants exercisable for 1,119,403 shares of common stock, with an exercise price of $3.35 per share and exercisable immediately with a term of one year. The Company incurred offering costs amounting to $1.2 million in connection with this financing transaction.

During the quarter ended September 30, 2013, the Company issued a total of 14,326 shares of common stock in exchange for services. The fair value of the common stock on the date of this transaction was $0.1 million.

During the quarter ended September 30, 2013, the Company issued a total of 30,000 shares of common stock in exchange for the extension of the redemption period of redeemable common stock. The fair value of the common stock on the date of this transaction was $0.1 million.

b. Stock Purchase Warrants

Through September 30, 2013, the Company has issued warrants to strategic partners, consultants and investors with exercise prices ranging from $2.40 to $51.84 and with terms generally ranging from three to five years. Each warrant is exercisable into one share of common stock. The following is a summary of warrant activity for the nine months ended September 30, 2013:

	Number of	Weighted Average
	Warrants	Exercise Price
Outstanding as of December 31, 2012	12,086,501	$6.81
January 2013, warrants issued in exchange for services	109,035	6.40
Expired in first quarter of 2013	(18,125)	15.45
Outstanding as of March 31, 2013	12,177,411	$6.82
April 2013, warrants issued in connection with registered direct offering	1,025,641	4.29
April 2013, warrants issued to placement agent in connection with registered direct offering	128,205	4.29
Exercised on a cashless basis in second quarter of 2013	(168,354)	5.60
Expired in second quarter of 2013	(17,500)	12.00
Outstanding as of June 30, 2013	13,145,403	$6.78
July 2013, warrants issued in connection with conversion of Cognate accounts payable	2,116,064	4.00
August 2013, warrants issued in connection with registered direct offering	2,238,806	4.00
September 2013, warrants issued for extension of redeemable securities	72,825	4.00
Expired in thrid quarter of 2013	(18,750)	12.00
Outstanding as of September 30, 2013	17,554,348	$6.07

11.  Redeemable Common Stock

In October and November 2012, the Company issued 1.9 million shares of redeemable common stock, at a purchase price of $4.80 per share to accredited investors (collectively, the “Investors”) in separate private placement transactions and as part of conversions of debt into redeemable common stock. Total cash received amounted to $5.3 million and total conversions of debt into redeemable common stock amounted to $4.6 million (out of more than $36 million of debt converted at that time). These transactions were completed pursuant to a Securities Purchase Agreement (the “Agreement”) which the Company entered into with each respective investor. The Agreements provide that such Investors can redeem the securities for cash at a premium to the original issuance ranging from 15% to 25%. The redemption provisions occurred within 9 months from the date of issuance.

The Company first assessed the redeemable common stock to determine if the instrument should be accounted for as a liability in accordance with ASC 480. As the put option is optionally redeemable by the holder, the common stock was not required to be accounted for as a liability. Next, the Company assessed the put option within the redeemable common stock as a potential embedded derivative pursuant to the provisions of ASC 815, Derivatives and Hedging, and concluded that the put option did not meet the net settlement criteria within the definition of a derivative. Therefore, the Company has accounted for the common stock issued pursuant to the Agreement in accordance with ASC 480-10-S99-3A, Classification and Measurement of Redeemable Securities, which provides that securities that are optionally redeemable by the holder for cash or other assets are classified outside of permanent equity in temporary equity. The 1.9 million shares of common stock issued pursuant to the Agreement were recorded as redeemable common stock at an initial carrying value of $8.9 million. The Company elected to record the common stock at its redemption value of $11.0 million, as if it were currently redeemable, immediately and accordingly recorded accretion of $2.0 million to redeemable securities expense during the twelve months ended December 31, 2012.

During the third quarter of 2013, the Company entered into a series of extension agreements, with a counterparty owning 520,833 redeemable shares, to extend the redemption date to October 4, 2013. In connection with these extensions, the Company issued 72,825 warrants with an exercise price of $4.00 and a 5 year term, recorded a conversion inducement expense of approximately $0.2 million, and agreed to allow sales of the existing redeemable shares on a controlled roll out basis with sale limitations, and at the end of such sales provide for a convertible note to meet a shortfall, if any. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 1.72%, volatility – 98.04%, expected term – 5 years, expected dividends– N/A.

During the third quarter of 2013, the Company entered into a series of extension agreements, with a counterparty owning 366,667 redeemable shares, to extend the redemption date to November 20, 2013. In connection with this extension, the Company issued 30,000 restricted shares and recorded a conversion inducement expense of approximately $0.1 million.

During the fourth quarter of 2013, the Company entered into a series of extension agreements, with a counterparty owning 520,833 redeemable shares, to extend the redemption dates to February 25, 2014. In connection with these extensions, the Company issued 68,750 restricted shares and 180,000 warrants with an exercise price of $4.00 and a 5 year term. Upon the expiration of the redemption period, the Company has the option of paying cash for the balance due, if any, or entering into a 2 year convertible note for the balance.

As of November 13, 2013, the Company has not received effective redemption notices from any counterparties. The Company is in the process of further restructuring agreements on the redeemable shares to extend the redemption dates.

12.  Subsequent Events

During the fourth quarter of 2013, the Company entered into a series of extension agreements, with a counterparty owning 520,833 redeemable shares, to extend the redemption dates to February 25, 2014. In connection with these extensions, the Company issued 68,750 restricted shares and 180,000 warrants with an exercise price of $4.00 and a 5 year term. Upon the expiration of the redemption period, the Company has the option of paying cash for the balance due, if any, or entering into a 2 year convertible note for the balance.

In October 2013, the Company received a loan of $0.5 million from Cognate. The repayment terms were not finalized as of the date of this report.

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

We have developed a platform technology, DCVax, which uses activated dendritic cells to mobilize a patient's own immune system to attack their cancer. The DCVax technology is expected to be applicable to all solid tumor cancers, and is embodied in several distinct product lines. One of the product lines (DCVax-L) is designed to cover all solid tumor cancers in which the tumors can be surgically removed. Another product line (DCVax-Direct) is designed for all solid tumor cancers which are considered inoperable and cannot be surgically removed. The broad applicability of DCVax to many cancers provides multiple opportunities for commercialization and partnering. As of September 30, 2013, our Phase III clinical trial in GBM is being conducted at over 50 sites across the United States and at one site in the U.K. We are also in the process of adding further U.S. sites and up to 30 European sites.

In parallel with these developments in our Phase III brain cancer program, during the second quarter of 2013, we launched a large Phase I/II clinical trial with DCVax-Direct for all types of inoperable solid tumor cancers. The lead site is MDAnderson in Houston. MDAnderson in Orlando is also open and enrolling, and other sites are in process.

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

Results of Operations

Operating costs:

Operating costs and expenses consist primarily of research and development expenses, including clinical trial expenses which increase when we are actively participating in clinical trials and are especially high when we are in a large ongoing international phase III trial (as we now are) and when we also have an additional clinical trial program under way in parallel (as we have with our 60-patient Phase I/II trial with DCVax-Direct for all types of inoperable solid tumors), and general and administrative expenses.

Our operating costs include the development work relating to the DCVax-Direct product and its manufacturing, such as the design, engineering, sourcing, production, testing, modification and validation of the manufacturing automation equipment, disposable sets to be used with the manufacturing automation equipment, manufacturing processes, product ingredients, product release assays, and other matters, as well as development of standard operating procedures (SOPs), batch production records, and other necessary materials.

Our operating costs also include the costs of preparations for the launch of new or expanded clinical trial programs including the Phase III trial in the UK and Germany (with DCVax-L for brain cancer) and the Phase I/II trial (with DCVax-Direct for all inoperable solid tumor cancers). The preparation costs include upfront payments to the clinical trial sites and the CROs managing the trials and other service providers, and expenses related to institutional approvals, training of medical and other site personnel, trial supplies and other.

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

Three Months Ended September 30, 2013 and 2012

We recognized a net loss of $7.9 million in cash outlays and $15.0 million in non-cash accounting charges (i.e. increase in stock-based compensation, inducement expense, issuance of warrants and debt discount charges etc.), for a combined (cash and non-cash) total net loss of $22.9 million for the three months ended September 30, 2013 compared to a net loss of $16.5 million for the three months ended September 30, 2012.

Research and Development Expense. Research and development expense was a combined (cash and non-cash) total of $12.8 million for the three months ended September 30, 2013 compared to $9.9 million for the three months ended September 30, 2012. The increase was primarily attributable to the DCVax-Direct manufacturing and product development work described above, and the preparation costs for the launch of two clinical trial programs, one in the US and one in the UK, as described above, as well as expansion of the ongoing Phase III trial in the US, and increased manufacturing of DCVax®-L for the Phase III trial.

As of September 30, 2013 we had over 50 clinical trial sites in operation in the US and UK in our Phase III trial with DCVax-L, compared to 41 clinical trial sites in the US only at September 30, 2012. At September 30, 2013, we also had substantially expanded other clinical trial related operations compared with September 30, 2012 including, for example, extensive preparations and launch of the Phase III DCVax-L clinical trial in the UK as described above, and launch of the Phase I/II DCVax-Direct trial in the US as described above, in addition to costs related to fully operational and approved manufacturing in Germany, cost of an established wholly owned German subsidiary, manufacturing activity in the UK and nearly 30 clinical trial sites in the UK and Germany in varying stages of preparation.

General and Administrative Expense. General and administrative expense included $2.6 million of cash expenses, and $0.5 million of non-cash charges (i.e. amortization of previously issued stock based compensation and restricted stock and warrants issued for services), for a combined total of $3.1 million for the three months ended September 30, 2013 compared to $3.9 million for the three months ended September 30, 2012. The decrease in general and administrative expenses from the prior period is as a result of decrease in administrative costs for the Company’s expanded product programs, and by a decrease in public relations and investor relations services and other consulting expenses of $0.8 million, and a $0.5 million decrease in stock based compensation expense.

Change in fair value of derivatives. During the three months ended September 30, 2013 and September 30, 2012 we recognized a gain on derivative liabilities of $0.06 million and $0.04 million due to the change in value of the warrants issued to Cognate in connection with the extinguishment of accounts payable, respectively.

Interest (Expense). Interest expense (including non-cash elements such as amortization of debt discount) decreased to $0.07 million for the three months ended September 30, 2013 from $2.8 million for the three months ended September 30, 2012. The decrease in interest expense is primarily related to the retirement of $27.8 million in notes payable during 2012.

Nine Months Ended September 30, 2013 and 2012

We recognized a (combined cash and non-cash) net loss of $48.9 million for the nine months ended September 30, 2013 compared to a (combined cash and non-cash) net loss of $36.8 million for the nine months ended September 30, 2012.

Research and Development Expense. Research and development expense was $32.8 million for the nine months ended September 30, 2013 compared to $20.5 million for the nine months ended September 30, 2012. The increase was primarily attributable to an increased number of clinical trial sites open and recruiting across the US in our ongoing Phase III clinical trial of DCVax®-L immune therapy for Glioblastoma multiform (GBM) brain cancer and initiation of this trial in Europe.

General and Administrative Expense. General and administrative expense was $8.8 million for the nine months ended September 30, 2013 compared to $8.2 million for the nine months ended September 30, 2012. The increase was primarily due to an increase of $1.4 million in consulting expenses and an increase of $0.2 million in professional services offset by a decrease of $1.0 million in stock based compensation and a decrease of $0.7 in salary wages and related costs.

Valuation of reclassified equity contracts. During the nine months ended September 30, 2013 and September 30, 2012, the Company recognized a non-cash gain amounting to $0 and $0.5 million from the decrease in value of reclassified equity contracts, respectively.

Change in fair value of derivatives. During the nine months ended September 30, 2013 and September 30, 2012 we recognized a gain on derivative liabilities of $0.06 million and $0.6 million due to the change in value of the financial instruments, respectively.

Interest (Expense). Interest expense decreased to $0.7 million for the nine months ended September 30, 2013 from $9.6 million for the nine months ended September 30, 2012. Interest expense decreased for the nine month period ended September 30, 2013 primarily related to the repayment or conversions of debt into equity that were initiated during the nine month period ended September 30, 2012.

Liquidity and Capital Resources

We have experienced recurring losses from operations. Net cash outflows from operations were $23.2 million for the nine months ended September 30, 2013.

At September 30, 2013, current assets totaled $7.5 million, compared to $7.5 million at December 31, 2012. Working capital was a deficit of $9.7 million at September 30, 2013, compared to a deficit of $3.3 million at December 31, 2012 (excluding redeemable common stock amounting to $10.8 million). The working capital deficit increase as of September 30, 2013 as compared to December 31, 2012 is primarily related to a warrant liability recorded in connection with the Cognate conversion of an aggregate of $11.6 million in accounts payable and a $2.2 million increase in related party accounts payable for expansion of manufacturing relating to DCVax-L, and development work and manufacturing relating to DCVax-Direct, including the work by third party sub-contractors.

On July 31, 2013, Cognate agreed to convert an aggregate of $11.6 million in accounts payable into shares of our common stock at a conversion price of $4.00 per share, which resulted in the issuance in August 2013 of an aggregate of 2.9 million shares of common stock subject to most favored nation treatment with respect to terms provided to other investors or creditors (including with respect to any warrants). The conversion shares are subject to a lock-up period of 18 months from the date of their issuance, on market based terms. Under the lock-up, the shares cannot be sold or traded. The conversions and the lock-up terms are subject to a most favored nation treatment with respect to terms provided to other investors or creditors (including with respect to any warrants). The contracts implementing these agreements are in process. Prior to this conversion transaction, Cognate had been entitled to receive 4.2 million shares of our common stock and 2.1 million warrants in exchange for the $11.6 million in payables owed to Cognate, and entitled to most favored nation treatment on its conversions with respect to terms provided to other investors or creditors (including with respect to any warrants); however, Cognate agreed to defer the warrants and the most favored nation treatment until the parties negotiated new or revised agreements to cover the expanded scope of manufacturing and related services needed for our expanded DCVax-L clinical program, DCVax Direct clinical program and other programs. These new or revised agreements are in process.

On a going forward basis, commencing with August 2013, and continuing throughout the lock-up period (18 months), we and Cognate agreed to establish an arrangement for regular ongoing payment of at least half of all invoices in common stock of our company, and the remainder in cash, at $4.00 per share subject to a most favored nation treatment with respect to terms provided to other investors or creditors (including with respect to any warrants). The arrangement will continue for 18 months or until terminated by mutual agreement. The contracts implementing these agreements are in process.

Since 2004, Toucan Capital Fund II, L.P. (“Toucan Capital”), Toucan Partners LLC (“Toucan Partners”), entities controlled by Ms. Linda Powers, our CEO and the managing director of Toucan Capital and managing member of Toucan Partners, and Ms. Linda Powers (collectively “Toucan”) have provided substantial funding to us. From 2004 through September 30, 2013, Toucan provided ongoing financings to us through the purchase of common stock, preferred stock (which was all converted to common stock), and debt securities. Toucan (other than Cognate) held approximately 18.5% of common stock outstanding as of September 30, 2013.

Operating Activities

We used $23.2 million in cash for operating activities during the nine months ended September 30, 2013, and the Company used $14.5 million in cash for operating activities during the nine months ended September 30, 2012. The increase in cash used in operating activities was primarily attributable to the DCVax-Direct manufacturing and product development work described above, the preparations for launch of the Phase I/II clinical trial with DCVax-Direct for solid tumor cancers, the increased manufacturing of DCVax®-L for the ongoing Phase III brain cancer trial at a growing number of sites across the US and the preparation costs for the launch of the 60-patient Phase I/II trial with DCVax-Direct in the U.S., and the Phase III trial with DC-Vax-L for brain cancer in the UK, as described above.

As of September 30, 2013, we had over 50 clinical trial sites in operation in the US and UK in our Phase III trial with DCVax-L, compared to 41 clinical trial sites at September 30, 2012, in the US only. At September 30, 2013, we also had substantially expanded other clinical trial related operations compared with September 30, 2012 including, for example, the launch of the Phase III DCVax-L clinical trial in the UK and approval for the trial in Germany, as described above, and launch of the Phase I/II DCVax-Direct trial in the U.S. as described above, in addition to costs related to fully operational and approved manufacturing in Germany, an established wholly owned German subsidiary, clinical activity in the U.K. and preparations for up to 30 clinical trial sites in the U.K. and Germany.

Financing Activities

During the nine months ended September 30, 2013, our financing activities primarily consisted of proceeds from the issuance of common stock and warrants amounting to $24 million offset by the repayment of $1.1 million of notes payable, redeemable securities and convertible promissory notes.

In April 2013, we entered into an agreement with one healthcare-dedicated institutional investor for a registered direct placement of $10.0 million of common stock at the closing market price of $3.90 per share. We issued to the investor warrants exercisable for 1,025,641 shares of common stock. The warrants have an exercise price of $4.29 per share and are exercisable beginning six months after closing, with an exercise period of five years.

On August 8, 2013, the Company entered into a securities purchase agreement with institutional investors for the sale of an aggregate of $15.0 million of units in a registered direct offering. Each unit consists of one share of common stock, one long-term warrant to purchase 0.25 of a share of common stock and one over-allotment warrant to purchase 0.25 of a share of common stock. The Company issued to the investors 4,477,612 shares of common stock and long-term warrants exercisable for 1,119,403 shares of common stock, with an exercise price of $4.00 per share, excisable six months after closing with a term of five years after they are first exercisable. The Company also issued to the investors over-allotment warrants exercisable for 1,119,403 shares of common stock, with an exercise price of $3.35 per share and exercisable immediately with a term of one year.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2013, that has materially affected, or is reasonably expected to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 5. Other Information

Our Board of Directors has set the 2013 Annual Meeting of Stockholders, on Friday December 20, 2013. The meeting will be held at our headquarters at 4800 Montgomery Lane, Suite 800, Bethesda, Maryland 20814. Only stockholders of record on November 15, 2013 will be entitled to vote at the meeting.

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

NORTHWEST BIOTHERAPEUTICS, INC

Dated: November 15, 2013	By:	/s/ Linda F. Powers
		Name:	Linda F. Powers
		Title:	President and Chief Executive Officer
Principal Executive Officer
Principal Financial and Accounting Officer

