Form 10-K
period 2013-12-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2014-04-01
CIK 1072379

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐	Non- accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $64,962,452 on June 28, 2013, the last trading day before June 30, 2013.

As of March 28, 2014 the registrant had 53,738,774 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NORTHWEST BIOTHERAPEUTICS, INC.

FORM 10-K

i

PART I

This Report on Form 10-K for Northwest Biotherapeutics, Inc. may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are characterized by future or conditional verbs such as "may," "will," "expect," "intend," "anticipate," believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors and elsewhere in this Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission, including the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate safety and efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing. We do not assume any obligation to update forward-looking statements as circumstances change.

Unless the context otherwise requires, “Northwest Biotherapeutics,” the “company,” “we,” “us,” “our” and similar names refer to Northwest Biotherapeutics, Inc. DCVax® is a registered trademark of the Company.

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

We have developed a platform technology, DCVax®, which uses activated dendritic cells to mobilize a patient's own immune system to attack their cancer. The DCVax technology is expected to be applicable to most cancers, and is embodied in several distinct product lines. One of the product lines (DCVax-L) is designed to cover all solid tumor cancers in which the tumors can be surgically removed. Another product line (DCVax-Direct) is designed for all solid tumor cancers which are considered inoperable and cannot be surgically removed. We believe the broad applicability of DCVax to many cancers provides multiple opportunities for commercialization and partnering.

After more than a decade of pre-clinical and clinical development, the DCVax technology has reached late stage development for two different cancers (brain and prostate), with a Phase III clinical trial of DCVax-L in glioblastoma multiforme, or GBM, a form of brain cancer, currently under way, and a Phase III clinical trial with DCVax-Prostate for prostate cancer which was previously cleared to proceed by the U.S. Food and Drug Administration, or FDA, which we anticipate may proceed after we secure a partner. We have also completed a small early stage trial with DCVax-L in metastatic ovarian cancer. During the second quarter of 2013, we initiated another major clinical trial program, with a 60-patient Phase I/II trial of DCVax-Direct for all types of inoperable solid tumors.

In the prior brain and prostate cancer Phase I/II trials which formed the foundation for reaching the Phase III trial stage, the clinical results with DCVax were striking. DCVax treatment delayed disease progression and extended survival by approximately one and a half years, rather than weeks or months as is typical with cancer drugs. In addition, DCVax was non-toxic: no serious adverse events related to the treatment were seen. These clinical results (both the efficacy and the lack of toxicity) are consistent with a large and growing body of scientific literature and clinical experience relating to the underlying biology involved.

As of February 28, 2014, our Phase III clinical trial of DCVax-L in GBM is being conducted at approximately 50 sites across the United States and at one site in the United Kingdom. We are also in the process of adding further U.S. sites and up to 30 European sites. We have accelerated and strengthened our programs in Europe by partnering with large, prominent institutions, including the Fraunhofer IZI Institute in Germany and King’s College Hospital in the U.K.

In the U.K., we previously received approval from the Medicines and Healthcare Products Regulatory Authority, or MHRA, to proceed with our Phase III clinical trial of DCVax-L for GBM, which we initiated in May 2013. The lead site is Kings College Hospital in London. Half a dozen other major medical centers in the U.K. are preparing to proceed with the trial. In April 2013, we announced that the National Institute of Health Research, or NIHR (a branch of the National Health System) in the U.K. had completed a multi-stage evaluation of our DCVax-L technology and our Phase III clinical trial of DCVax-L for GBM, and the NIHR had “adopted” our trial as a nationwide priority trial in the U.K.

We have also been working on preparations for the clinical trial in Germany. On July 25, 2012, we announced that manufacturing certification has been received from the German regulatory authorities for the clinical trial in Germany, which is the first step towards implementation of the Phase III trial in Germany. We submitted the application to the German regulatory authority (the Paul Ehrlich Institute, or PEI) for approval of the Phase III trial, which we received on September 16, 2013. As of February 28, 2014, an initial dozen clinical centers are in varying stages of preparations as trial sites in Germany, with further sites to follow.

In parallel with these developments in our Phase III brain cancer program, we have launched our DCVax-Direct program. During the first quarter of 2013, we continued and accelerated the manufacturing work and the preparations for launch of the Phase I/II clinical trial with DCVax-Direct for solid tumor cancers. The trial was launched in June 2013. The lead site is MD Anderson in Houston, Texas. As discussed below, MD Anderson in Orlando, Florida, is also open and enrolling, and other sites are in process. Target patients for inclusion in the trial include patients with breast cancer with brain metastases, melanoma, pancreatic cancer, lung cancer, colon cancer and other cancers. As is standard with this type of trial, the DCVax-Direct trial will not be blinded, and the early results will be visible as the trial proceeds. The primary objectives of this Phase I/II trial are to evaluate safety, dose levels and efficacy. The Phase 1 stage of the trial involves dose escalation and confirmation. The Phase 2 stage of the trial will focus on efficacy. The primary measure of efficacy will be tumor response, or regression (i.e., shrinkage or elimination) of the inoperable tumors. The initial anticipated tumor response is necrosis, or tumor cell death. If this is going to occur, it is anticipated to occur within a couple months of treatment. Accordingly, such results may be seen while the trial progresses.

In December 2013, we announced that the number of events required to trigger the first interim analysis of the Phase III clinical trial had been reached. This milestone is measured by "events," which are defined as either a tumor recurrence or a death.  With the current trial size, the pre-specified trigger number for the first interim analysis is 66 such events, comprising 60% of the 110 events required to reach the primary endpoint of the Phase III trial.  The interim analysis will be conducted by an independent Data Monitoring Committee, or DMC, with assistance from the independent clinical research organization, or CRO, managing the trial. In March 2014, we announced that the DMC has conducted a review of the safety data, and recommended that the trial continue as planned. As we also announced the DMC’s interim analysis of efficacy data remains outstanding. With the current trial size, a second interim analysis will occur when 88 events, comprising 80% of the total 110 events, have been reached.

Our DCVax immunotherapies are based on a platform technology involving dendritic cells, the master cells of the immune system, and are designed to reinvigorate and educate the immune system to attack cancers. The dendritic cells are able to mobilize overall immune system, including T cells, B cells and antibodies, natural killer cells and many others. Mobilizing the overall immune system provides a broader attack on the cancer than mobilizing just a particular component, such as T cells alone, or a particular antibody alone. Likewise, our DCVax technology is designed to attack the full set of biomarkers, or antigens on a patient’s cancer, rather than just a particular selected target or several targets. Clinical experience indicates that when just one or a few biomarkers on a cancer are targeted by a drug or other treatment, sooner or later the cancer usually develops a way around that drug, and the drug stops working. We believe that mobilizing many agents of the immune system, and targeting all biomarkers on the patient’s cancer, contribute to the effectiveness of DCVax.

We believe that the market potential of this technology is particularly large because the DCVax products are expected to be applicable to most or all solid tumor cancers and because the applicability of DCVax is not limited by either patient characteristics (such as a patient’s immune type) or tumor characteristics (such as particular gene expression or protein biomarkers). We believe that the market potential is also enhanced by our two-continent strategy. By conducting our Phase III clinical trial in GBM on an international basis, with trial sites in both the United States and Europe, we believe we are positioned to potentially apply for product approval in both markets.

In clinical trials to date, our DCVax treatments have been achieving what we believe to be striking results. In patients with newly diagnosed GBM, the most aggressive and lethal form of brain cancer, patients treated with full standard of care treatment today (surgery, radiation and chemotherapy), typically have recurrence of their cancer within a median of 6.9 months, and typically die within a median of 14.6 months. In contrast, our early stage clinical trials showed that patients who received DCVax in addition to standard of care typically did not experience recurrence until approximately 2 years, rather than 6.9 months, and typically lived for approximately 3 years, rather than just 14.6 months. This data, if reproducible in a larger study, such as our current Phase III trial, would demonstrate that patients with GBM can derive significant clinical benefit from DCVax treatment. Moreover, long-term follow-up data on the GBM patients treated with DCVax in prior clinical trials show that, as of the latest update, approximately 33% of the patients have reached or exceeded 4 years’ survival, and approximately 27% of the patients have reached or exceeded 6 years’ survival (as compared with the median survival of 14.6 months with standard of care treatment today).

Similar results (i.e., significant extension or doubling of survival time) have been obtained in patients with late stage prostate cancer, either with or without metastases, in our prostate cancer clinical trial. Encouraging early results, significantly delaying progression of the cancer, have also been seen in patients in the initial metastatic ovarian cancer clinical trial.

Nearly as important in clinical trials to date, there has been no toxicity (no serious adverse events) related to DCVax. In ten years of clinical experience, there have been only been a couple of “serious adverse events” and we believe these were due to the patient’s underlying brain cancer, rather than the DCVax treatment. The broad and rapidly growing body of scientific literature about dendritic cells and is consistent with the DCVax clinical experience.

We have worked to make DCVax an extremely simple product for both physicians and patients. DCVax is administered to patients as a simple intra-dermal injection in the arm, similar to a flu shot, and does not involve any complex procedures for physicians or patients. Unlike chemical or biologic drugs, however, DCVax must remain frozen throughout the distribution and delivery process, until the time of administration to the patient, and cannot be handled at room temperature. Hospitals, pharmacies and physicians may need to adopt new requirements for handling, distribution and delivery of DCVax.

We have continued to focus intensively on manufacturing, as we have done for many years. In the US, due to the levels of demand for the Phase III brain cancer trial, during 2012 we arranged for doubling of the manufacturing capacity for DCVax-L. Our contract manufacturer, Cognate BioServices, undertook the necessary construction for this capacity increase. That capacity was already fully utilized in 2013. In January 2014, we contracted with Cognate BioServices for additional and expanded services.

In Europe, as part of our partnering arrangements, the Fraunhofer Institute in Germany and Kings College in the U.K. have dedicated their own “cGMP” (clean room) state-of-the-art manufacturing facilities to our programs. We thereby obtained these manufacturing facilities without capital cost to us, and without the 18-month or more lead time usually required to develop the facilities.

These manufacturing arrangements at Fraunhofer in Germany and Kings College London in the U.K. have been developed by (including the training of all personnel) and are being supervised by Cognate BioServices, Inc., our contract manufacturer in the U.S., to ensure consistency. Adding these two manufacturing operations in Europe carries several important benefits for us: it increases capacity, it provides local operations to satisfy European regulators, and it provides important risk mitigation in case of any disruption in the U.S. manufacturing operation (In such case, we believe our DCVax product could be produced in Europe for the U.S. market). Pursuant to our agreement with Cognate BioServices, Cognate will seek to establish additional manufacturing sites.

During 2012, Fraunhofer, Cognate and we completed the 1-1/2 year long regulatory processes and the final inspections for regulatory approval and certification for the manufacture of DCVax-L for the clinical trial in Germany. In addition, Fraunhofer, Cognate, we and Kings College began the 7-month processes for regulatory approvals and institutional approvals in both the U.K. and Germany to enable the manufacturing in Germany to supply DCVax-L for the clinical trial in the U.K. as well. This German supply arrangement is in addition to the manufacturing under development in the U.K. Having two manufacturing locations in Europe will provide added flexibility for capacity management as well as risk protection.

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

Antibodies are just one category of weapon in the overall immune “army,” and there are many, many kinds of individual antibodies within this category. Each antibody drug, such as Avastin, consists of just a single one of the many kinds of antibodies within this one category of immune weapon. These drugs do not involve the numerous other important agents in the immune system, such as T cells, NK cells, and so on.

Antibody drugs have been moderate medical successes and huge commercial successes. These drugs have delivered moderate extensions of patient survival over traditional chemotherapy drugs, with somewhat lesser (though still significant) toxicity. On this basis, these antibody drugs are achieving multi-billion dollars per year in sales.

Now, more broad based immune therapies are starting to come of age: “therapeutic vaccines” designed to mobilize the entire immune “system,” rather than just a single agent or single category of agents. Therapeutic vaccines are similar to preventive vaccines in that they work by mobilizing the immune system. However, therapeutic vaccines are administered to patients who already have a given disease, for the purpose of preventing or delaying recurrence or progression of the existing disease.

Several of the therapeutic vaccines that are now coming of age are focusing on dendritic cells in various ways, or on T cells. The vaccines focusing on dendritic cells offer a broader potential immune response because dendritic cells are the master cells of the immune system. When dendritic cells are activated against a particular pathogen (or cancer) they, in turn, mobilize all of the other agents (including T cells as well as B cells, NK cells and others) to attack that pathogen (or cancer). The process by which dendritic cells mobilize other agents takes place to a large extent in the lymph nodes.

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

The mechanisms by which cancer cells selectively suppress or block the immune system are still the subject of much research. It is known that cancer cells have many such mechanisms, including secretion of biochemical signals that block normal immune signaling, that make tumor cells invisible to immune detection and/or that convey false messages to the immune system. Different therapeutic vaccines are taking different approaches to trying to overcome these cancer mechanisms and put the immune system back in action.

Many of the therapeutic vaccines for cancer (e.g., Cell Genesys, CancerVax) have targeted existing dendritic cells in situ in a patient’s body, by administering various compounds or factors that are designed to attract dendritic cells to the tumor or enhance the tumor signals to the dendritic cells (in essence, making the tumor signals “louder”).

We and a few others are taking a different approach, based on the belief that existing dendritic cells in situ in a patient’s body are impaired and their ability to receive and process the necessary signals is blocked. Under this view, if the signaling is blocked, then no matter how “loud” the signal may be, it will not get through and will not achieve the activation needed.

The DCVax Technology

As described above, our platform technology, DCVax, is a personalized immune therapy which consists of a therapeutic vaccine that uses a patient's own dendritic cells, or DCs, the master cells of the immune system, as the therapeutic agent. The patient’s DCs are obtained through a blood draw, or leukapheresis. The DCs are then activated and loaded with biomarkers (“antigens”) from the patient’s own tumor. The loading of biomarkers into the DCs “educates” the DCs about what to attack. The activated, educated DCs are then isolated with very high purity and constitute the DCVax personalized vaccine.

Injection of DCVax (the activated, educated dendritic cells of the patient) back into the patient, through a simple intra-dermal injection, similar to a flu shot, in the upper arm can initiate a potent immune response against cancer cells, mobilizing the overall immune system and doing so in the natural way, with the numerous immune agents acting in their normal roles and in combination with each other. In short, DCVax is designed to restore the potent natural functioning of the immune system which has otherwise been impaired or blocked by the cancer.

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

Diagram 2:  One Educated Dendritic Cell Activates Hundreds of Anti-Cancer Cells

We believe that at least three key aspects of the DCVax technology contribute to the positive results (described more fully below) seen in clinical trials to date:

(1)	DCVax is personalized, and targets the particular biomarkers expressed on that patient’s tumor. Extensive scientific evidence has shown that there is substantial variation in tumor profiles and characteristics among patients with the “same” cancer. The degree of variation is particularly enormous in some of the most aggressive cancers, such as GBM brain cancer and pancreatic cancer. Cancer drugs are typically keyed to a single target which is believed to be found on the cancer cells’ surface or in one of the cancer cells’ signaling pathways in a substantial percentage of patients with a given type of cancer. Such drugs are of no use in patients whose cancers do not happen to express that particular target, or cease expressing that target as the disease progresses. Most cancer drugs only achieve clinical benefits in a limited percentage of the patients with the type of cancer being targeted (e.g., 25 – 30% of the patients). In contrast, DCVax has achieved clinical benefits (i.e., longer delay in disease progression and longer extension of survival than with standard of care treatment) in over 80% of the patients who have received DCVax in clinical trials to date. Since DCVax is made with biomarkers from the patient’s own tumor, it is automatically tailored to targets that are present on that patient’s cancer.

(2)	DCVax is designed to target not just one but the full set of biomarkers on the patient’s tumor. As mentioned above, cancer drugs are typically rifle shots aimed at just one target on a patient’s cancer. However, cancer is a complex and variable disease. Tumor profiles vary among patients with the “same” cancer and also vary as the disease progresses. Further, when rifle shot drugs hit individual targets on cancers, the cancers find ways around them (called “escape variants”) — and the rifle shot treatments then usually stop working. DCVax takes the opposite approach: instead of aiming at a single target, DCVax is aimed at the full set of biomarkers on a patient’s cancer. Such treatment approach is expected to make it more difficult for tumors to develop escape variants.

(3)	DCVax is designed to mobilize the overall immune system , not just one among the many different categories of immune agents in that overall system. As described above, DCVax is comprised of activated, educated dendritic cells, and dendritic cells are the master cells of the immune system, that mobilize the rest of the immune system. Some of the prominent cancer drugs today are composed of just one type of antibody — and antibodies themselves are just one type of agent in the overall immune system (see Diagram 1 above). In contrast, the full immune system involves many types of antibodies, and also many other kinds of agents besides antibodies. There have been a variety of early immune therapies that failed in the past. These, typically involved single agents, such as a single one among the many, many types of immune signaling molecules (e.g., a particular interferon or interleukin), or a single type of agent such as T cells alone, etc. In contrast, dendritic cells mobilize all of these different categories of agents, comprising the overall immune system in combination with each other and in their natural relationships to each other.

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

DCVax-L — is made with cancer antigens from tumor lysate (a protein extract from processed tumor cells) from the patient’s own tumor tissue. As such, DCVax-L incorporates the full set of tumor antigens, making it difficult for tumors to find ways around it (“escape variants”), as described above. This is the DCVax product that has been used in our brain cancer and ovarian cancer clinical trials, and is currently in our Phase III brain cancer trial. DCVax-L is expected to be used for any solid tumor cancers in situations in which the patient has their tumor surgically removed as part of standard of care.

DCVax-Direct — is designed for situations in which the tumors are inoperable — where it is not feasible or not desirable for patients to have their tumors surgically removed. This includes situations in which patients have multiple metastases, or for other reasons cannot have their tumors removed. Like DCVax-L, DCVax-Direct also incorporates the full set of tumor antigens — but it does so in situ in the patient’s body rather than at the manufacturing facility. With DCVax Direct, the fresh, new dendritic cells are partially matured in a special (patented) way so as to be ready to pick up antigens directly from tumor tissue in the patient’s body, and also communicate the information about those antigens to other agents of the immune system, such as T cells. The partially matured dendritic cells are then injected directly into the patient’s tumor(s). There, the dendritic cells pick up the antigens in situ rather than picking up the antigens from lysate in a lab dish at the manufacturing facility, as is done with DCVax-L.

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

For DCVax-L, the collection of the patient’s tumor tissue, which is to be used to make lysate and provide the antigen component of the vaccine, involves a simple kit. The kit consists of a box with a vial which has a grinder top and is pre-loaded with certain enzymes. Such kits can be kept on hand like any inventory item at medical centers. In the operating room, after the tumor has been surgically removed, instead of disposing of the tissue in the medical waste, the nurse or technician chops the tissue coarsely and drops it into the vial, puts the vial back into the box, and hands the box to a courier pick-up service such as FedEx’s or UPS’ life science division, or a specialized courier such as World Courier or Quick Courier.

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

There are no handling steps at the point of care except thawing the frozen DCVax product to room temperature. There are also no intravenous infusions. DCVax-L and DCVax-Prostate are administered through a simple intra-dermal injection, similar to a flu shot. With the absence of handling steps at the point of care (other than maintaining the product frozen until use) and with the simple intra-dermal injection, these DCVax products can potentially be delivered to patients in virtually any clinic or doctor’s office.

The simplicity for patients also lies in the fact that DCVax is non-toxic. Patients do not have to take a second set of drugs to manage side effects of DCVax.

Clinical Programs and Clinical Trial Results

Overall Clinical Pipeline

Over the last ten years, we have built a robust clinical pipeline with DCVax products for multiple cancers, which we believe provides us with multiple opportunities for success. Our lead product, DCVax-L for GBM brain cancer has reached late stage clinical trials and our second major product, DCVax-Direct for all types of inoperable solid tumors, is progressing through a large Phase I/II trial. In addition to these, our DCVax-L has also been administered in an early stage trial for metastatic ovarian cancer, and other DCVax products have been cleared by the FDA to begin early stage trials in multiple other cancers.

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

Our Prior Clinical Trials

We, together with our collaborator, Dr. Linda Liau, have conducted two prior Phase I/II clinical trials at UCLA with DCVax-L for GBM brain cancer. These trials consisted of 39 patients with newly diagnosed GBM and recurrent GBM and other gliomas. The newly diagnosed patients who received DCVax in addition to standard of care treatment typically did not have tumor recurrence for a median of approximately 2 years, more than triple the usual time with standard of care, and patients survived for a median of approximately 3 years, approximately 2½ times the usual period attained with standard of care treatment.

Furthermore, a substantial percentage of patients who received DCVax in the prior clinical trials have continued in a “long tail” far beyond even the 3 year median survival. As of the latest long-term data update in July, 2011, approximately 33% of the patients had reached or exceeded 4 years’ median survival and approximately 27% had reached or exceeded 6 years’ median survival, compared with 14.6 months median survival with full standard of care treatment today.

Newly Diagnosed GBM: Progression Free Survival

P = 0.00001
Proportion not progressed
1.0
0.9
0.8
0.7
0.6
0.5
0.4
0.3
0.2
0.1
0.0
8.1
26.4
0
20
40
60
80
Months

Newly Diagnosed GBM: Overall Survival

p = 0.0003
Proportion surviving
1.0
0.9
0.8
0.7
0.6
0.5
0.4
0.3
0.2
0.1
0.0
17
36.4
0
20
40
60
80
100
120
Months

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

Comparisons of the clinical results in our two prior clinical trials with DCVax for GBM, with a small number of patients, and the clinical results in a matched pool of patients as described above, treated with the same standard of care in the same time period at the same hospital, achieved the following “p values”:

☐	For the delay in time to recurrence, from 6.9 months with standard of care to approximately 2 years in patients treated with DCVax, the comparison “p value” was .00001 (i.e., a 1 in 100,000 chance that these results were random events). In general, the FDA requires a p value of 0.05 or less for product approval (i.e., a 5 in 100 chance or less that the clinical trial results were random events).

☐	For the extension of survival time, from 14.6 months with standard of care to approximately 3 years in patients treated with DCVax, the comparison “p value” was .0003 (i.e., a 3 in 10,000 chance that these results were random events). In general, the FDA requires a p value of 0.05 or less for product approval (i.e., a 5 in 100 chance or less that the clinical trial results were random events).

Following up on these initial results, in 2007, we designed and began a 140-patient randomized, controlled Phase II trial but without a placebo and without blinding (which can only be achieved with a placebo that is indistinguishable from the new treatment being tested), as no suitable placebo had been developed for our living cell product, DCVax. Unfortunately, without a placebo and blinding, patients who were randomized to the control group in the trial knew that this was the case — and, not surprisingly, they tended to drop out of the trial. As a result, that 140-patient Phase II trial had to be stopped and a placebo had to be developed to enable blinding, so that patients would not know whether they were receiving DCVax or a placebo.

Placebos to look indistinguishable from various kinds of pills can readily be made, but creating or selecting a placebo to be indistinguishable from living cells in a vial (such as the living immune cells that comprise DCVax) was a different and difficult challenge. Not only must the placebo look indistinguishable from the DCVax visually, it must also not have any positive functional action of its own that would muddy the trial results. After considerable work, we succeeded working out such placebo arrangements and re-designing the then Phase II trial to accommodate them, including nearly doubling the number of patients (from 140 to 240 patients).

We obtained a new FDA clearance and re-approvals by all the clinical sites, and commenced the new Phase II trial in early 2008. Unfortunately, we had only been underway for a short period when the Great Recession hit. We were able to keep the trial open, and continue treating the patients already enrolled in the trial, but we had to curtail new enrollment of additional patients into the trial. This curtailment continued through the end of 2010 and into 2011, solely due to the economic crisis and resulting resource constraints.

In the first quarter of 2011, we began the process of resuming new enrollment – obtaining renewals of institutional review board or IRB approvals and other necessary steps. We resumed the enrollment activity in the second quarter of 2011. At that time, the trial was at less than a dozen sites and only in the U.S. During 2011, we expanded the trial to 25 sites across the U.S.

In an amendment to the clinical trial protocol which became effective on May 3, 2012, the FDA, among other things, accepted the re-designation of this ongoing trial from a Phase II to a Phase III. In August 2012, the U.K. regulatory authority (the Medicines and Healthcare Products Regulatory Authority, or MHRA) also approved this trial to proceed in the U.K. as a Phase III trial. In September 2013, the German regulatory authority approved this trial to proceed in Germany as a Phase III trial.

Our Current Phase III Clinical Trial

During 2012, the Phase III brain cancer trial was expanded to 41 sites in the U.S., and nearly 30 additional sites were identified in the U.K. and Germany. During 2013, the number of sites increased to approximately 50 in the U.S. and one site in the U.K.

As of February 28, 2014, there are approximately 50 clinical sites open and operating for the trial across the United States with more sites expected to become operational during 2014, particularly in Europe.

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

In the fall of 2012, we initiated the processes for manufacturing DCVax-Direct for the clinical trial. During the first quarter of 2013, we expanded and accelerated the manufacturing preparations, including assay developement, test runs and other qualification and optimization work. As described above, we launched our initial Phase I/II clinical trial with DCVax-Direct in June 2013.

In September 2013, MD Anderson Cancer Center Orlando, or MD Anderson-Orlando, became the second site participating in our Phase I/II clinical trial of DCVax-Direct. MD Anderson-Orlando is one of the predominant cancer centers in the Southeast United States. MD Anderson-Orlando joins MD Anderson-Houston, where the first DCVax-Direct patients were enrolled. We believe these two prominent centers bring a very strong combined patient flow, which is expected to help accelerate the enrollment of the trial. In addition, during 2013, other major cancer centers across the U.S. and in Europe also contacted us expressing interest in becoming sites in the DCVax-Direct clinical trial, and we have entered into discussions to expand the trial and the collaborations relating to it.

As is standard with Phase I/II trials, the DCVax-Direct trial is not blinded, and the results will be visible as the trial proceeds. The Phase I stage of the trial involves dose escalation and confirmation. The Phase II stage of the trial will focus on efficacy. The primary measure of efficacy will be tumor response, or regression (i.e., shrinkage or elimination) of the inoperable tumors. The initial anticipated tumor response is necrosis, or tumor cell death. If this is going to occur, it is anticipated to occur within a couple of months of treatment.

Prostate Cancer

Prostate cancer is the most common cancer in men in the U.S., accounting for more than 25% of all cancers in men, and nearly twice as many cases per year as lung cancer in men, according to the American Cancer Society. For late stage prostate cancer, there is a pressing unmet need for new treatments. This late stage cancer includes two subsets of patients, comprising two distinct markets: (A) about 80 – 85% of patients do not yet show metastases, have a last good period of life, and typically live for about 36 months; and (B) about 15 – 20% of patients have more aggressive disease, show metastases right away, and only live for about 18 months. Nearly 100,000 men reach these late stages of prostate cancer every year in the United States alone (with similar numbers in Europe). Yet, there is no FDA approved standard of care drug specifically for the patients in group A, who comprise the vast majority of late stage prostate cancer patients.

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

We believe that DCVax-Prostate can offer a much needed treatment for late stage prostate cancer patients in group A, for whom there is virtually no standard of care treatment specifically approved by FDA today. In addition, for patients in group B, we believe that DCVax-Prostate can potentially offer a much longer extension of survival.

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

Even focusing just on our two main DCVax products currently in clinical trials — DCVax-L for GBM brain cancer and DCVax-Direct for all types of inoperable solid tumors — we believe that the target markets for these products have very large (billion dollar) revenue potential.

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

We believe that the market potential of DCVax-L for brain cancer, even under conservative assumptions, is very large. For example, if one counts only GBM cases (and not other primary brain cancers nor any metastatic brain cancers), only in the U.S. and Europe (and not rest of world), and one assumes a 50% market share (compared with Temodar whose market share rapidly reached saturation), the number of cases to be treated with DCVax would be at least 12,000 per year. (6,000 in the US and 6,000 in Europe).

In March 2014, we announced that DCVax-L had received approval from the Paul Ehrlich Institute, or PEI, which is the equivalent of the FDA in Germany, of a "Hospital Exemption" early access program under Section 4b of the German Drug Law.  Under this Hospital Exemption, we may provide DCVax-L to patients for the treatment of any glioma brain cancers (both Glioblastoma multiforme and lower grade gliomas), both newly diagnosed and recurrent, outside of our clinical trial, and charge full price. This approval has a term of five years, and can be re-applied for and re-issued at the end of that period. DCVax-L products that are to be covered by the Hospital Exemption in Germany must be manufactured in Germany, but can be administered in Germany to patients from anywhere.  As in our clinical trial, DCVax-L will be administered under the Hospital Exemption as an adjuvant treatment after surgical removal of the tumor and radiation/chemotherapy where applicable.  We will provide annual data reports to the German regulatory authority during the five-year term of the Hospital Exemption.  We expect to activate this program over the coming months.

We also announced in March 2014 that the German reimbursement authority, the Institut Fur Das Entgeltsystem Im Krankenhaus, or InEK, has determined that DCVax-L treatments for glioma brain cancers are eligible to obtain reimbursement from the Sickness Funds (health insurers) of the German healthcare system.  Applications for such reimbursement eligibility may only be submitted to InEK by German hospitals, not by a company.  Six major hospital centers across Germany applied for such reimbursement eligibility for DCVax-L for glioma brain cancers.  We plan to negotiate the amount and terms for such reimbursement with the hospitals and the Sickness Funds, which we expect will be applied to patients case by case.  In the meantime, patients may self-pay for DCVax-L.

Manufacturing of DCVax

We believe that our proprietary manufacturing process for DCVax products is a key to our favorable product economics, and we are positioning DCVax to be a potential front line therapy. We have spent more than a decade honing this manufacturing process.

We have pioneered a manufacturing model under which at least 3 years of treatments are produced in one large batch in each manufacturing cycle. In addition, we have implemented special cryopreservation methods which enable this multi-year quantity of product to be frozen, and kept frozen for years, while maintaining its potency.

Both of these technologies, the multi-year batch manufacturing and the cryopreservation, are essential elements of our manufacturing model and product economics. Together, they enable us to incur the high costs of manufacturing just one time, and then store the multi-year quantity of product, frozen, in single doses. This makes DCVax effectively an “off the shelf” product for the patient after the initial manufacturing, even though it is personalized, and we anticipate that this will enable the pricing of DCVax to be in line with modern, non-personalized cancer drugs. We also believe that both automation and economies of scale will further enhance the product economics.

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

Our manufacturing process for DCVax-L takes about 8 days, followed by quality control and sterility testing. It involves several main steps as follows:

Isolation of Precursors.  The precursors of new dendritic cells are isolated from the patient's white blood cells, which are obtained through a blood draw and sent to the manufacturing facility.

Differentiation of Precursors into Immature Dendritic Cells.   Precursors are differentiated (evolved) into immature dendritic cells through a six-day culture period, during which specific growth factors are applied in a manner that mimics the natural process in a healthy person's body.

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

We contract out the manufacturing of our DCVax products to Cognate BioServices. Although there are many contract manufacturers for small molecule drugs and for biologics, there are only a few major contract manufacturers in the U.S. that specialize in producing living cell products. Cognate is one of those few and appears to have a leading track record of clinical trial approvals from FDA and other regulators for cellular products. The manufacturing of living cell products is highly specialized and entirely different than production of biologics: the physical facilities and equipment are different, the types of personnel and skill sets are different, and the processes are different.

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

Cognate’s manufacturing facility for clinical-grade cell products is located in Memphis, Tennessee, near the airport. Memphis is a worldwide air shipping hub for both Federal Express and UPS. Cognate's facility is approximately 35,000 square feet and contains substantial expansion space in addition to the portions currently built out and in use. The current manufacturing facilities are sufficient to produce DCVax for at least several thousand patients per year — an amount well in excess of what is needed for the late stage clinical trial under way. There is a large amount of expansion space, which is already planned for build- -out in stages to allow for scale-up of production capacity in a modular fashion as the need increases for commercialization. This would allow Cognate's current facility to increase to a total capacity of some 5,000 patients per year. In addition, the manufacturing arrangements with Fraunhofer in Germany and Kings College London in the United Kingdom provide further manufacturing capacity and flexibility.

Intellectual Property and Orphan Drug Designation

We have an integrated strategy for protection of our technology through both patents and other mechanisms, such as Orphan Drug status. As of December 31, 2013, we have over 180 issued and pending patents worldwide, grouped into 17 patent families. Some cover in particular DCVax products. Others cover key processes for manufacturing and quality control for DCVax, as well as an automated system which we believe will play a major role in the scale-up of production for large numbers of patients on a cost-effective basis.

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

In September 2013, we announced that we had been issued another U.S. patent (#8,518,636) covering a next-generation process for manufacturing lower cost human dendritic cells of both a higher quality and higher reliability. This next generation system has already been cleared by the FDA for use in the manufacturing of dendritic cells for our clinical trials. These systems are now in use producing the vaccines which have already been injected into the tumors of DCVax-Direct patients.

The expiration dates of the issued patents in our portfolio range from 2015 to 2026. For some of the earlier dates, we plan to seek extensions of the patent life, and believe we have reasonable grounds for doing so.

In addition to our patent portfolio, we have obtained Orphan Drug designation for our lead product, DCVax-L for glioma brain cancers. Such designation brings with it a variety of benefits, including potential market exclusivity for seven years in the U.S. and ten years in Europe if our product is the first of its type to reach the market.

This market exclusivity applies regardless of patents, (i.e, even if the company that developed it has no patent coverage on the product). In addition, the time period for such market exclusivity does not begin to run until product sales begin. In contrast, the time period of a patent begins when the patent is filed and runs down during the years while the product is going through development and clinical trials.

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

Available Information

Our website address is www.nwbio.com. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as is reasonably practicable after such material is electronically filed with or furnished to the SEC, but other information on our website is not incorporated into this report. The SEC maintains an Internet site that contains these reports at www.sec.gov.

Employees

As of February 28, 2014, we had 9 full-time and 3 part-time employees, as well as manufacturing related employees in Germany. We believe our employee relations are satisfactory.

ITEM 1A.	RISK FACTORS

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

Risks Related to our Operations

We will need to raise substantial funds, on an ongoing basis, for general corporate purposes and operations, including our clinical trials. Such funding may not be available or may not be available on acceptable terms.

We will need substantial additional funding, on an ongoing basis, in order to continue execution of our clinical trials, to move our product candidates towards commercialization, to continue prosecution and maintenance of our large patent portfolio, to continue development and optimization of our manufacturing and distribution arrangements, and for other corporate purposes. Any financing, if available, may include restrictive covenants and provisions that could limit our ability to take certain actions, preference provisions for the investors, and/or discounts, warrants or other incentives. Any financing will involve issuance of equity and/or debt, and such issuances will be dilutive to existing shareholders. There can be no assurance that we will be able to complete any of the financings, or that the terms for such financings will be acceptable. If we are unable to obtain additional funds on a timely basis or on acceptable terms, we may be required to curtail or cease some or all of our operations at any time.

We are likely to continue to incur substantial losses, and may never achieve profitability.

As of December 31, 2013, we had an aggregate accumulated cash deficit, since inception of our company, of $177.8 million, and accumulated non-cash (accounting measures) deficit of $207.1 million, making a combined cash and non-cash accumulated deficit of $384.9 million since our inception. We may never achieve or sustain profitability.

Our auditors have issued a “going concern” audit opinion.

Our independent auditors have indicated in their report on our December 31, 2013 financial statements that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities, that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation.

Our management and our independent auditors have identified internal control deficiencies, which our management and our independent auditor believe constitute material weaknesses.

In connection with the preparation of our financial statements for the year ended December 31, 2013, and prior years, our management and our independent auditor identified certain internal control deficiencies that, in the aggregate, represent material weaknesses, including:

•	insufficient segregation of duties and oversight of work performed in our finance and accounting function due to limited personnel; and

•	lack of controls in place to ensure that all material transactions and developments impacting the financial statements are reflected.

As part of our independent auditors’ communications with our audit committee with respect to audit procedures for the year ended December 31, 2013, our independent auditors informed the audit committee that these deficiencies constituted material weaknesses, as defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board, or PCAOB. We have begun taking appropriate and reasonable steps, and will continue and complete such steps in due course, to make the necessary improvements to address these deficiencies, but the timing of such steps is uncertain and the availability of funding and resources for such steps are also uncertain. Our ability to retain or attract qualified individuals to serve on our Board and to take on key management roles within our company is also uncertain. Our failure to successfully complete the remedies of the existing weaknesses could lead to heightened risk for financial reporting mistakes and irregularities, and/or lead to a loss of public confidence in our internal controls that could have a negative effect on the market price of our common stock.

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

As February 28, 2014, we employed nine full-time employees and three part-time employees plus manufacturing related employees in Germany. The rest of our personnel are retained on a consulting or contractor basis. Many biotech companies would typically have a larger number of employees by the time they reach late stage clinical trials. Such trials require extensive management activities and skill sets, including scientific, medical, regulatory (for FDA and foreign regulatory counterparts), manufacturing, distribution and logistics, site management, business, financial, legal, public relations outreach to both the patient community and physician community, intellectual property, administrative, regulatory (SEC), investor relations and other.

In order to fully perform all these diverse functions, with late stage trials under way at many sites across the U.S. and in Europe, we will need to expand our management and technical personnel. However, the pool of such personnel with expertise and experience with living cell products, such as our DCVax immune cell product, is very limited. In addition, we are a small company with limited resources, our business prospects are uncertain and our stock price is volatile. For some or all of such reasons, we may not be able to recruit all the management and technical personnel we need, and/or we may not be able to retain all of our existing personnel. In such event, we may have to continue our operations with a smaller than usual team of personnel, and our business and financial results may suffer.

We rely at present on third-party contract manufacturers. As a result, we may be at risk for capacity limitations and/or supply disruptions.

We currently rely upon Cognate BioServices, Inc., or Cognate, to produce all of our DCVax product candidates in the U.S., and to supervise the production of our DCVax product candidates outside the U.S. The shareholders of Cognate include Toucan Capital Fund III, L.P., one of our stockholders, and its affiliates. We have an agreement in place with Cognate pursuant to which Cognate has agreed to provide manufacturing and other services for five years, in connection with our Phase III clinical trial of DCVax-L in brain cancer, and other programs. The agreement requires us to make certain minimum monthly payments to Cognate in order to have dedicated manufacturing capacity available for our products, irrespective of whether we actually order any DCVax products. The agreement also specifies the amounts we must pay for Cognate's actual manufacturing of DCVax for patients.

Due to the large expansion of our Phase III trial with DCVax-L for brain cancer, and initiation of the trial in Europe, as well as initiation of our DCVax-Direct program, and certain advanced product development work, additional services that are required for logistics, distribution and tracking, and other pending programs, we are seeking to expand our agreements with Cognate accordingly. However, there can be no assurance that we will be able to complete these expanded agreements, or that we can complete them on terms that are favorable. The agreements we are pursuing will cover manufacturing and related services for the DCVax-L program, the DCVax-Direct program, ancillary services and substantial manufacturing capacity expansion. The agreements will involve substantial upfront payments and will be subject to our July 31, 2013 conversion transaction agreement for payment of at least half of all invoices in common stock of the Company, and the remainder in cash, at $4.00 per share for an initial period in parallel with the lock-up period under the conversion transaction, subject to most favored nation treatment with respect to terms provided to other investors or creditors (including with respect to any warrants). The agreements may cover commercial as well as clinical activities, and will only be terminable early by either party for uncured material breach by the other party.

We have entered into an agreement with King’s College London to manufacture DCVax for our clinical trial and our compassionate use cases. Cognate will manage and supervise the processing in London. In addition, our partner, Fraunhofer IZI Institute in Germany, has received approval and certification from the regional and national regulatory agencies in Germany for the manufacture of DCVax for GBM. We anticipate that the manufacturing facilities in the U.K. will eventually obtain the necessary approvals, and that the German and U.K. facilities’ will be able to supply DCVax products for anywhere in Europe; however, this may not turn out to be feasible, for regulatory, operational and/or logistical reasons.

Problems with the manufacturing facilities or processes of Cognate, or of our partners in the U.K. and/or Germany, could result in a failure to produce, or a delay in producing adequate supplies of our DCVax product candidates. A number of factors could cause interruptions or delays, including the inability of a supplier to provide raw materials, equipment malfunctions or failures, damage to a facility due to natural disasters or otherwise, changes in FDA or European regulatory requirements or standards that require modifications to our manufacturing processes, action by the FDA or European regulators, or by us that results in the halting or slowdown of production of components or finished products due to regulatory issues, our manufacturers going out of business or failing to produce product as contractually required, and/or other similar factors. Because manufacturing processes for our DCVax product candidates are highly complex, require specialized facilities and personnel that are not widely available in the industry, involve equipment and training with long lead times, and are subject to lengthy regulatory approval processes, alternative qualified production capacity may not be available on a timely basis or at all. Difficulties, delays or interruptions in the manufacturing and supply of our DCVax product candidates could require us to stop enrolling new patients into our trials, and/or require us to stop the trial or other program, increase our costs, damage our reputation and, if our product candidates are approved for sale, cause us to lose revenue or market share if our manufacturers are unable to timely meet market demands.

The manufacturing of our product candidates will have to be greatly scaled up for commercialization, and neither we nor other parties in the industry have experience with such scale-up.

As is the case with any clinical trial, our Phase III clinical trial of DCVax-L for GBM involves a number of patients that is a small fraction of the number of potential patients for whom DCVax-L may be applicable in the commercial market. The same will be true of our other clinical programs with our other DCVax product candidates. If our DCVax-L, and/or other DCVax product candidates, are approved for commercial sale, it will be necessary to greatly scale up the volume of manufacturing, far above the level needed for the trials. Neither we nor our contract manufacturers have experience with such scale-up. In addition, there are very few consultants or advisors in the industry who have such experience and can provide guidance or assistance, because active immune therapies such as DCVax are a fundamentally new category of product in two major ways: these active immune therapy products consist of living cells, not chemical or biologic compounds, and the products are personalized. To our knowledge, no such products have successfully completed the necessary scale-up for commercialization without material difficulties. For example, Dendreon Corporation has encountered substantial difficulties trying to scale up the manufacturing of its Provenge® product for commercialization.

The necessary specialized facilities, equipment and personnel may not be available or obtainable for the scale-up of manufacturing of our product candidates.

The manufacture of living cells requires specialized facilities, equipment and personnel which are entirely different than what is required for the manufacturing of chemical or biologic compounds. Scaling up the manufacturing of living cell products to volume levels required for commercialization will require enormous amounts of these specialized facilities, equipment and personnel — especially where, as in the case of our DCVax product candidates, the product is personalized and must be made for each patient individually. Since living cell products are so new, and have barely begun to reach commercialization, the supply of the specialized facilities, equipment and personnel needed for them has not yet developed. It may not be possible for us or our manufacturers to obtain all of the specialized facilities, equipment and personnel needed for commercialization of our DCVax product candidates. This could delay or halt our commercialization.

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

To date, we have only completed early stage trials with our first product (DCVax-L) in limited numbers of patients. Although the results of those trials were quite positive, those results may not be achieved in our later stage clinical trials, such as the 312-patient Phase III trial we are now conducting for GBM, and our product candidates may not ultimately be found to be effective. Further, although we have not seen toxicity with our DCVax-L product in the early stage clinical trials, toxicity may be seen as we treat larger numbers of patients in late stage clinical trials. If such toxicity occurs, it could limit, delay or stop further clinical development or commercialization of our DCVax-L product.

We have just begun our first-in-man Phase I/II clinical trial with our third product – DCVax Direct — after prior early stage trials with DCVax-L and DCVax-Prostate. We do not yet know what efficacy or toxicity DCVax-Direct may show in human patients. This product may not ultimately be found to be effective, and/or it may be found to be toxic, which could limit, delay or stop clinical development or commercialization of DCVax-Direct.

Clinical trials for our product candidates are expensive and time consuming, and their outcome is uncertain.

The process of obtaining and maintaining regulatory approvals for new therapeutic products is expensive, lengthy and uncertain. Costs and timing of clinical trials may vary significantly over the life of a project owing to any or all of the following non-exclusive reasons:

•	the duration of the clinical trial;

•	the number of sites included in the trials;

•	the countries in which the trial is conducted;

•	the length of time required and ability to enroll eligible patients;

•	the number of patients that participate in the trials;

•	the number of doses that patients receive;

•	the drop-out or discontinuation rates of patients;

•	per patient trial costs;

•	third party contractors failing to comply with regulatory requirements or meet their contractual obligations to us in a timely manner;

•	our final product candidates having different properties in humans than in laboratory testing;

•	the need to suspend or terminate our clinical trials;

•	insufficient or inadequate supply or quality of necessary materials to conduct our trials;

•	potential additional safety monitoring, or other conditions required by the FDA or comparable foreign regulatory authorities regarding the scope or design of our clinical trials, or other studies requested by regulatory agencies;

•	problems engaging independent review Boards, or IRBs, to oversee trials or in obtaining and maintaining IRB approval of studies;

•	the duration of patient follow-up;

•	the efficacy and safety profile of a product candidate;

•	the costs and timing of obtaining regulatory approvals; and

•	the costs involved in enforcing or defending patent claims or other intellectual property rights.

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

We rely on third parties to assist us, on a contract services basis, in managing and monitoring all of our clinical trials. We do not have experience conducting late stage clinical trials by ourselves without third party service firms, nor do we have experience in supervising such third parties in managing late stage, multi-hundred patient clinical trials, other than our current Phase III trial for GBM. Our lack of experience and/or our reliance on these third party service firms may result in delays or failure to complete these trials successfully and on time. If the third parties fail to perform, we may not be able to find sufficient alternative suppliers of those services in a reasonable time period, or on commercially reasonable terms, if at all. If we were unable to obtain alternative suppliers of such services, we might be forced to delay, suspend or stop our Phase III trial for GBM.

We may fail to comply with regulatory requirements.

Our success will be dependent upon our ability, and our collaborative partners’ abilities, to maintain compliance with regulatory requirements in multiple countries, including current good manufacturing practices, or cGMP, and safety reporting obligations. The failure to comply with applicable regulatory requirements can result in, among other things, fines, injunctions, civil penalties, total or partial suspension of regulatory approvals, refusal to approve pending applications, recalls or seizures of products, operating and production restrictions and criminal prosecutions.

Regulatory approval of our product candidates may be withdrawn at any time.

After any regulatory approval has been obtained for medicinal products (including any early approval such as our Hospital Exemption approval in Germany and/or our reimbursement eligibility determination in Germany), the product and the manufacturer are subject to continual review, including the review of adverse experiences and clinical results that are reported after our products are made available to patients, and there can be no assurance that such approval will not be withdrawn or restricted. Regulators may also subject approvals to restrictions or conditions, or impose post-approval obligations on the holders of these approvals, and the regulatory status of such products may be jeopardized if such obligations are not fulfilled. If post-approval studies are required, such studies may involve significant time and expense.

The manufacturer and manufacturing facilities we use to make any of our products will also be subject to periodic review and inspection by the FDA or EMA, as applicable. The discovery of any new or previously unknown problems with the product, manufacturer or facility may result in restrictions on the product or manufacturer or facility, including withdrawal of the product from the market. We will continue to be subject to the FDA or the European Medicines Agency, or EMA, requirements, as applicable, governing the labeling, packaging, storage, advertising, promotion, recordkeeping, and submission of safety and other post-market information for all of our product candidates, even those that the FDA or EMA, as applicable, had approved. If we fail to comply with applicable continuing regulatory requirements, we may be subject to fines, suspension or withdrawal of regulatory approval, product recalls and seizures, operating restrictions and other adverse consequences.

Our Operations Under Early Access Programs Such As the Hospital Exemption in Germany May Not Be Successful

There is not much accumulated or available experience, information or precedents in regard to early access programs such hospital exemption programs and/or similar programs, especially for new types of treatments such as immune therapies. Our DCVax-L product for glioma brain cancers is one of the first products to receive a Hospital Exemption approval in Germany. Establishing operations under this Hospital Exemption will require us to establish and implement new operational, contractual, financial and other arrangements with physicians, hospitals, patients and others. We may not be successful in establishing and implementing such arrangements, and/or such arrangements may not be financially satisfactory or viable.

We May Not Be Successful In Negotiating Acceptable or Viable Reimbursement

The reimbursement eligibility determination that we have received in Germany for our DCVax-L product for brain cancer allows us to negotiate reimbursement arrangements, but does not ensure a positive outcome. We must negotiate with hospitals and multiple Sickness Funds in Germany. Reimbursement at the current stage of our DCVax-L programs is extraordinary, and we do not have substantial precedents to refer to. Our DCVax-L product involves a different cost structure than traditional drugs and may require different reimbursement arrangements. The reimbursement arrangements also may be applied on a patient by patient basis. We may not be successful in negotiating or obtaining acceptable or viable reimbursement terms.

Our product candidates will require a different distribution model than conventional therapeutic products, and this may impede commercialization of our product candidates.

Our DCVax product candidates consist of living human immune cells. Such products are entirely different from chemical or biologic drugs, and require different handling, distribution and delivery than chemical or biologic drugs. One crucial difference is that the biomaterial ingredients (immune cells and tumor tissue) from which we make DCVax products and the finished DCVax products themselves are subject to time constraints in the shipping and handling. The biomaterial ingredients come from the medical centers to the manufacturing facility fresh and unfrozen, and must arrive within a certain time and in usable condition. Performance failures by the medical center or the courier company can result in biomaterials that are not usable, in which case it may not be possible to make DCVax product for the patient involved. The finished DCVax porducts are frozen, and must remain frozen throughout the process of distribution and delivery to the medical center or physician’s office, until the time of administration to the patient, and cannot be handled at room temperature until then. In addition, our DCVax product candidates are personalized and they involve ongoing treatment cycles over several years for each patient. Each product shipment for each patient must be tracked and managed individually. For all of these reasons, among others, we will not be able to simply use the distribution networks and processes that already exist for conventional drugs. It may take time for shipping companies, hospitals, pharmacies and physicians to adapt to the requirements for handling, distribution and delivery of these products, which may adversely affect our commercialization.

Our product candidates will require different marketing and sales methods and personnel than conventional therapeutic products. Also, we lack sales and marketing experience. These factors may result in significant difficulties in commercializing our product candidates.

The commercial success of any of our product candidates will depend upon the strength of our sales and marketing efforts. We do not have a marketing or sales force and have no experience in marketing or sales of products like our lead product, DCVax-L for GBM. To fully commercialize our product candidates, we will need to recruit and train marketing staff and a sales force with technical expertise and ability to manage the distribution of our DCVax-L for GBM. As an alternative, we could seek assistance from a corporate partner or a third party services firm with a large distribution system and a large direct sales force. However, since our DCVax products are living cell, immune therapy products, and these are a fundamentally new and different type of product than are on the market today, we would still have to train such partner’s or such services firm’s personnel about our products, and would have to make changes in their distribution processes and systems to handle our products. We may be unable to recruit and train effective sales and marketing forces or our own, or of a partner or a services firm, and/or doing so may be more costly and difficult than anticipated. Such factors may result in significant difficulties in commercializing our product candidates, and we may be unable to generate significant revenues.

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

The manner and level at which reimbursement is provided for services related to our product candidates (e.g., for administration of our product to patients) are also important. If the reimbursement for such services is inadequate, that may lead to physician resistance and adversely affect our ability to market or sell our products.

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

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Several companies, such as Novartis, Amgen and Bluebird Bio, Dendreon, Celldex Therapeutics, Inc., Activartis, Oxford Biomedica plc, Argos Therapeutics, Inc., Agenus, Inc., Prima Biomed, Ltd., Avax Technologies, Inc., Immunocellular Therapeutics, Ltd., Bavarian Nordic, Bellicum Pharmaceuticals, and others are actively involved in the research and development of immune therapies or cell-based therapies for cancer. In addition, other novel technologies for cancer are under development or commercialization, such as the electro-therapy device of NovoCure™. Of these companies, only two have obtained approval of such therapy: Dendreon (for its Provenge treatment of prostate cancer) and NovoCure. Additionally, several companies, such as Medarex, Inc., Amgen, Inc., Agensys, Inc., and Genentech, Inc., are actively involved in the research and development of monoclonal antibody-based cancer therapies. Currently, a substantial number of antibody-based products are approved for commercial sale for cancer therapy, and a large number of additional ones are under development. Genentech is also engaged in several Phase III clinical trials for additional antibody-based therapeutics for a variety of cancers, and several other companies are in early stage clinical trials for such products. Many other third parties compete with us in developing alternative therapies to treat cancer, including: biopharmaceutical companies; biotechnology companies; pharmaceutical companies; academic institutions; and other research organizations, as well as some medical device companies (e.g., NovoCure and MagForce Nano Technologies AG).

We face extensive competition from companies developing new treatments for brain cancer. These include a variety of immune therapies, as mentioned above, as well as a variety of small molecule drugs and biologics drugs. There are also a number of existing drugs used for the treatment of brain cancer that may compete with our product, including, Avastin® (Roche Holding AG), Gliadel® (Eisai Co. Ltd.), and Temodar® (Merck& Co., Inc.), as well as NovoCure’s electrotherapy device.

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

Our competitors may develop more effective or affordable products, or achieve earlier or longer patent protection or earlier product marketing and sales. Any products developed by us may be rendered obsolete and non-competitive.

Competing generic medicinal products may be approved.

In the E.U., there exists a process for approval of generic biological medicinal products once patent protection and other forms of data and market exclusivity have expired. Arrangements for approval of generic biologics products exist and are under consideration in the U.S., as well. Other jurisdictions are considering adopting legislation that would allow the approval of generic biological medicinal products. If generic medicinal products are approved, competition from such products may substantially reduce sales of our products.

We may be exposed to potential product liability claims, and our existing insurance may not cover these claims, in whole or in part. In addition, insurance against such claims may not be available to us on reasonable terms in the future, if at all.

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing, marketing, sale and use of therapeutic products. We carry insurance coverage but this insurance may not cover any claims made. In the future, insurance coverage may not be available to us on commercially reasonable terms (including acceptable cost), if at all. Insurance that we obtain may not be adequate to cover claims against us. Regardless of whether they have any merit or not, and regardless of their eventual outcome, product liability claims may result in substantially decreased demand for our product candidates, injury to our reputation, withdrawal of clinical trial participants or physicians, and/or loss of revenues. Thus, whether or not we are insured, a product liability claim or product recall may result in losses that could be material.

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

Typically, companies conduct multiple late stage clinical trials of their product candidates before seeking product approval. Our current Phase III 312-patient clinical trial of DCVax-L for GBM is our first late stage trial. We may be required to conduct additional late stage trials with DCVax-L for GBM before we can obtain product approval. This would substantially delay our commercialization. There is also some possibility that changes requested by the FDA could complicate the application process for product approval. In addition, a number of products are under development for brain cancer and at least one (NovoCure) has been approved in the U.S. It is possible that the standard of care for brain cancer could change while our Phase III trial is still under way. This could necessitate further clinical trials with our DCVax-L product candidate for brain cancer.

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

Our products and our ongoing development activities are subject to regulation by regulatory authorities in the countries in which we and our collaborators and distributors wish to test, manufacture or market our products. For instance, the FDA will regulate the product in the U.S. and equivalent authorities, such as the EMA will regulate in Europe. Regulatory approval by these authorities will be subject to the evaluation of data relating to the quality, efficacy and safety of the product for its proposed use, and there can be no assurance that the regulatory authorities will find our data sufficient to support product approval of DCVax-L. In addition, the endpoint against which the data is measured must be acceptable to the regulatory authorities. The primary endpoint of our Phase III trial is progression free survival. Sometimes regulators have accepted this endpoint, and sometimes not. There can be no assurance that the regulatory authorities will find this to be an approvable endpoint for Glioblastoma multiforme cancer.

The time period required to obtain regulatory approval varies between countries. In the U.S., for products without “Fast Track” status, it can take up to 18 months after submission of an application for product approval to receive the FDA's decision. Even with Fast Track status, FDA review and decision can take up 12 months. At present, we do not have Fast Track status for our lead product, DCVax-L for GBM. We plan to apply for Fast Track status, but there can be no assurance that FDA will grant us such status for DCVax-L.

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

Risks Related to Our Intellectual Property

We may not obtain or maintain the benefits associated with orphan drug status, including market exclusivity.

Although our lead product, DCVax-L for GBM, has been granted orphan drug status in both the U.S. and the E.U., we may not receive the benefits associated with orphan drug designation (including the benefit providing for market exclusivity for a number of years). This may result from a failure to maintain orphan drug status, or result from a competing product reaching the market that has an orphan designation for the same disease indication. Under U.S. and E.U. rules for orphan drugs, if such a competing product reaches the market before ours does, the competing product could potentially obtain a scope of market exclusivity that limits or precludes our product from being sold in the U.S. for seven years or from being sold in the E.U. for ten years. Also, in the E.U., even after orphan status has been granted, that status is re-examined shortly prior to the product receiving any regulatory approval. The EMA must be satisfied that there is evidence that the product offers a significant benefit relative to existing therapies, in order for the therapeutic product to maintain its orphan drug status. Accordingly, our product candidates will have to re-qualify for orphan drug status prior to any potential product approval in the E.U.

Our intellectual property rights may be overturned, narrowed or blocked, and may not provide sufficient commercial protection for our product candidates, or third parties may infringe upon our intellectual property.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Patent laws afford only limited protection and may not protect our rights to the extent necessary to sustain any competitive advantage we may have. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems in protecting our proprietary rights in those countries. Moreover patents and patent applications relating to living cell products are relatively new, involve complex factual and legal issues, and are largely untested in litigation — and as a result, are uncertain. Our pending and future patent applications may not result in patents being issued which adequately protect our technology or products or which effectively prevent others from commercializing the same or competitive technologies and products. As a result, we may not be able to obtain meaningful patent protection for our commercial products, and our business may suffer as a result. Third parties may challenge our existing patents, and such challenges could result in overturning or narrowing some of our patents. Even if our patents are not challenged, third parties could assert that their patents block our use of technology covered by some or all of our patents

As of October 31, 2013, we had 68 pending patent applications and 120 issued patents worldwide relating to our product candidates and related matters such as manufacturing processes. The issued patents expire at various dates from 2015 to 2029. Our issued patents may be challenged, and such challenges may result in reductions in scope, cancellations or invalidations. Our pending patent applications may not result in issued patents. Moreover, our patents and patent applications may not be sufficiently broad to prevent others from using substantially similar technologies or from developing competing products. We also face the risk that others may independently develop similar or alternative technologies, or design around our patented technologies. As a result, no assurance can be given that any of our pending or future patent applications will be granted, that the scope of any patent protection currently granted or that may be granted in the future will exclude competitors or provide us with competitive advantages, that any of the patents that have been or may be issued to us will be held valid if subsequently challenged, or that other parties will not claim rights to or ownership of our patents or other proprietary rights that we hold.

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

We may be exposed to claims or lawsuits that our products infringe patents or other proprietary rights of other parties.

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. We have not conducted a comprehensive freedom-to-operate review to determine whether our proposed business activities or use of certain of the technology covered by patent rights owned by us would infringe patents issued to third parties.

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. The patent landscape is especially uncertain in regard to cell therapy products, as it involves complex legal and factual questions for which important legal principles remain unresolved. We may become party to, or be threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference proceedings before the U.S. Patent and Trademark Office. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages. If the infringement is found to be willful, we could be liable for treble damages. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

We have already been exposed to one patent lawsuit by a large company, which we vigorously defended. Our defense resulted in the plaintiff withdrawing nearly all of the claims it filed, and in settlement of the last claims without our paying the plaintiff anything. However, the litigation was expensive and time consuming. We have recently also been exposed to claims (without a lawsuit) by a competitor asserting or implying (and commentaries by third parties based on the claims by our competitor) that a patent issued to our competitor covers our products. We believe these claims to be without merit. However, if a lawsuit for infringement were brought against us, there can be no assurance that a judge or jury would agree with our position, and in any event such litigation would be expensive and time consuming. In the future, we may again be exposed to claims by third parties — with or without merit — that our products infringe their intellectual property rights.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

DCVax is our only technology in clinical development.

Unlike many pharmaceutical companies that have a number of products in development and which utilize many different technologies, we are dependent on the success of our DCVax platform technology. While the DCVax technology has a wide scope of potential use, and is embodied in several different product lines for different clinical situations, if the core DCVax technology is not effective or is toxic or is not commercially viable, our business could fail. We do not currently have other technologies that could provide alternative support for us.

Risks Related to our Common Stock

The market price of our common stock may be volatile and adversely affected by several factors.

The share prices of publicly traded biotechnology and emerging pharmaceutical companies, particularly companies without consistent product revenues and earnings, can be highly volatile and are likely to remain highly volatile in the future. The price which investors may realize in sales of their shares of our common stock may be materially different than the price at which our common stock is quoted, and will be influenced by a large number of factors, some specific to us and our operations, and some unrelated to our operations. Such factors may cause the price of our stock to fluctuate frequently and substantially. Such factors may include large purchases or sales of our common stock, positive or negative events relating to other companies developing immune therapies for cancer, positive or negative events relating to healthcare and the overall pharmaceutical and biotech sector, currency fluctuations, legislative or regulatory changes, and/or general economic conditions. In the past, shareholder class action litigation has been brought against other companies that experienced volatility in the market price of their shares and/or unexpected or adverse developments in their business. Whether or not meritorious, litigation brought against a company following such developments can result in substantial costs, divert management’s attention and resources, and harm the company’s financial condition and results of operations.

The market for our common stock may be limited, because our common stock is subject to “penny stock” rules.

Our common stock is subject to the SEC’s “penny stock” rules. As a result, broker-dealers may experience difficulty in completing customer transactions, and trading activity in our securities may be adversely affected. Under the “penny stock” rules promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

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

As of February 28, 2014, Toucan Capital and its affiliates (including Cognate BioServices, Toucan Partners and Linda Powers, who also serves as our Chief Executive Officer and Chairperson of the Board of Directors), collectively, owned an aggregate of 20,489,355 shares of our outstanding common stock, representing approximately 39% of our issued and outstanding common stock on that date. This concentration of ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning stock of companies with controlling stockholders. Toucan Capital and its affiliates have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets. This influence could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination that could be favorable to investors.

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

Our certificate of incorporation and bylaws and Delaware law, and the shareholders rights plan we intend to adopt, have anti-takeover provisions that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

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

Provisions of our certificate of incorporation and bylaws and Delaware law also could have the effect of discouraging potential acquisition proposals or tender offers or delaying or preventing a change in control, including changes a stockholder might consider favorable. Such provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. In particular, the certificate of incorporation and bylaws and Delaware law, as applicable, among other things:

•	provide the Board of Directors with the ability to alter the bylaws without stockholder approval;

•	establish staggered terms for board members;

•	place limitations on the removal of directors; and

•	provide that vacancies on the Board of Directors may be filled by a majority of directors in office, although less than a quorum.

We expect to adopt a shareholder rights plan and declare a dividend distribution of one right for each outstanding share of common stock as fixed by our Board of Directors. Each right, when exercisable, will entitle the registered holder to purchase from us shares of a new series of preferred stock on the terms stated in the rights plan. The rights will generally be separate from the common stock and become exercisable if any person or group acquires or announces a tender offer to acquire 15% or more of our outstanding common stock without the consent of our Board of Directors. Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our Board of Directors, our stockholder rights plan could make it more difficult for a third party to acquire us (or a significant percentage of our outstanding capital stock) without first negotiating with our Board of Directors.

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

These provisions are expected to discourage certain types of coercive takeover practices and inadequate takeover bids and to encourage persons seeking to acquire control of our company to first negotiate with our Board. These provisions may delay or prevent someone from acquiring or merging with us, which may cause the market price of our common stock to decline.

We might not be able to maintain the listing of our common stock on The NASDAQ Capital Market.

Our common stock became listed on The NASDAQ Capital Market on December 12, 2012, under the symbol “NWBO.” We might not be able to maintain the listing standards of that exchange. If we fail to maintain the listing requirements, our common stock might move to the Over the Counter Bulletin Board or in the “pink sheets” maintained by Pink OTC Markets, Inc. The OTC Bulletin Board and the “pink sheets” are generally considered to be markets that are less efficient and less broad than The NASDAQ Capital Market. Our common stock was previously quoted on the OTC Bulletin Board from December 23, 2002 to July 23, 2012. From July 23, 2012 to December 12, 2012, our stock was quoted on the OTCQB.

A substantial number of shares of common stock may be sold in the market, which may depress the market price for our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to decline. A substantial majority of the outstanding shares of our common stock are, and the shares of common stock sold in this offering upon issuance and the shares of common stock underlying the warrants will be, freely tradable without restriction or further registration under the Securities Act. In addition, as of December 31, 2013, 20,116,000 shares of our common stock are issuable upon exercise of outstanding warrants and 1,551,000 shares of our common stock are issuable upon exercise of outstanding options.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

On July 31, 2012, we entered into a non-cancelable operating lease for 7,097 square feet of office space in Bethesda, Maryland, which expires in March 2018. As of December 31, 2013, obligations for future minimum lease payments under the lease, in aggregate over the rest of the lease term, total approximately $1.2 million.

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

Market for Common Equity and Related Stockholder Matters

Our common stock and certain warrants trade on The NASDAQ Capital Market under the trading symbols “NWBO” and “NWBOW” effective December 12, 2012.   Prior to listing on The NASDAQ Capital Market, our common stock was quoted on the OTCQB beginning on July 23, 2012. Previously our common stock was quoted on the Over The Counter Bulletin Board from December 23, 2002 to July 23, 2012. The table below sets forth the high and low prices for our common stock for the last two fiscal years. Quotations reflect inter-dealer prices, without retail mark-up, mark-down commission, and may not represent actual transactions. No assurance can be given that an active market will exist for our common stock.

	High	Low

Year end December 31, 2013
First Quarter	$4.30	$3.00
Second Quarter	4.64	3.12
Third Quarter	3.90	3.14
Fourth Quarter	6.89	3.10

Year end December 31, 2012
First Quarter	$6.40	$4.64
Second Quarter	5.44	3.04
Third Quarter	10.95	3.49
Fourth Quarter	8.00	3.03

As of February 28, 2014, there were approximately 131 holders of record of our common stock. Such holders may include any broker or clearing agencies as holders of record, and in such cases exclude the individual stockholders whose shares are held by such brokers or clearing agencies.

Effective September 25, 2012, all shares of our common stock issued and outstanding were combined and reclassified on a one-for-sixteen basis. All shares and per share amounts, except as noted, have been retroactively adjusted to give effect to the combination and reclassification.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all future earnings, if any, to fund the ongoing development and growth of our business.  We do not currently anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plan

We have an employee stock option plan (“2007 Stock Option Plan”) under which an aggregate of 9,422,221 shares had been reserved for issuance as of December 31, 2013, including an aggregate of 1,551,000 shares that are issuable pursuant to outstanding options.  The following table shows information with respect this plan as of December 31, 2013 (options or shares in thousands).

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	1,551	$10.56	7,871

Equity compensation plans not approved by security holders	—	—	—

Total	1,551	$10.56	7,871

Amended and Restated 2007 Stock Option Plan

Our Board of Directors and the holders of a majority of the voting power of our stockholders have adopted the Amended and Restated 2007 Stock Option Plan or the Plan, under which an original aggregate of 2.25 million shares was reserved. The plan provides that, on the effective date of any increase in our capitalization, the aggregate numbers of shares of common stock that are available for issuance shall automatically be increased by such number of shares as is equal to the number of shares sufficient to cause the option pool to equal 20% of our issued and outstanding stock at such time. Pursuant to the Plan, if on the date of any increase in our capitalization 20% of our total issued and outstanding shares of stock is less than the number of shares of common stock available for issuance under the Plan, no change will be made to the aggregate number of shares of common stock issuable under the Plan for that year (such that the aggregate number of shares available for issuance under the Plan will never decrease).

Recent Sales of Unregistered Securities

During the quarter ended March 31, 2013, we issued 235,593 shares of our common stock to existing stockholders in connection with an agreement with the stockholders and a consultant. The shares of common stock were valued at the closing price of the Company’s common stock on the date issued and amounted to approximately $0.9 million or $3.75 per share.

During the quarter ended June 30, 2013, we issued an aggregate of 178,504 shares of our common stock in exchange for services provided to us, at a per share purchase price of $3.62.

During the quarter ended September 30, 2013, we issued an aggregate of 14,326 shares of our common stock in exchange for services provided to us, at a per share purchase price of $6.96.

During the quarter ended September 30, 2013, we issued an aggregate of 30,000 shares of our common stock to accredited investors in exchange for the extension of the redemption period of redeemable common stock, at a per share purchase price of $3.33.

During the quarter ended December 31, 2013, we issued an aggregate of 141,330 shares of our common stock in exchange for consulting services, with a per share purchase price of $5.08.

During the quarter ended December 31, 2013, we issued an aggregate of 733,104 shares of our common stock in exchange for the extension of the redemption period of redeemable common stock, at a fair value of $3.68.

The sales of the securities identified above were made pursuant to privately negotiated transactions that did not involve a public offering of securities and, accordingly, these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act.

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

We have developed a platform technology, DCVax, which uses activated dendritic cells to mobilize a patient's own immune system to attack their cancer. The DCVax technology is expected to be applicable to all solid tumor cancers, and is embodied in several distinct product lines. One of the product lines (DCVax-L) is designed to cover all solid tumor cancers in which the tumors can be surgically removed. Another product line (DCVax-Direct) is designed for all solid tumor cancers which are considered inoperable and cannot be surgically removed. The broad applicability of DCVax too many cancers provides multiple opportunities for commercialization and partnering. As of December 31, 2013, our Phase III clinical trial in GBM is being conducted at over 50 sites across the United States and at one site in the U.K. We are also in the process of adding further U.S. sites and up to 30 European sites.

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

Warrant Liability

The Company accounts for the 5,288,596 common stock warrants issued in accordance with the guidance contained in ASC 815-40-15-7D, "Contracts in Entity's Own Equity" whereby under that provision they do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company's statements of operations. The fair value of the warrants issued by the Company in connection the Conversion Transaction has been estimated using a Monte Carlo simulation.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date.  U.S. GAAP establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  These tiers include:

☐	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
☐	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
☐	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

Redeemable Securities

We account for redeemable Common Stock in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) ASC 480-10-S99-3A, Classification and Measurement of Redeemable Securities , which provides that securities that are optionally redeemable by the holder for cash or other assets are classified outside of permanent equity in temporary equity.

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

For the Years Ended December 31, 2013 and 2012

We recognized a (combined cash and non-cash) net loss of $65.8 million for the year ended December 31, 2013 compared to a (combined cash and non-cash) net loss of $67.3 million for the year ended December 31, 2012.

Research and Development Expense. Research and development expense was $43.9 million for year ended December 31, 2013 compared to $28.9 million for the year ended December 31, 2012. The increase was primarily attributable to an increased number of clinical trial sites open and recruiting across the US in our ongoing Phase III clinical trial of DCVax®-L immune therapy for Glioblastoma multiforme (GBM) brain cancer and initiation of this trial in Europe.

General and Administrative Expense. General and administrative expense was $12.4 million for the year ended December 31, 2013 compared to $15.7 million for the year ended December 31, 2012. The decrease was primarily due to a decrease of $1.5 million in professional services.

Valuation of reclassified equity contracts. During the year ended December 31, 2013 and December 31, 2012, the Company recognized a non-cash gain amounting to $0 and $0.5 million from the decrease in value of reclassified equity contracts, respectively.

Change in fair value of derivatives. During the year ended December 31, 2013 and December 31, 2012 we recognized a gain on derivative liabilities of $1.2 million and $0.6 million, respectively, primarily due to the change in fair value of warrants issued to Cognate for research and development and warrants issued in connection with our November 25, 2013 public offering at a public offering price of $4.80 per unit, resulting in gross proceeds of $27.0 million.

Interest (Expense). Interest expense decreased to $0.8 million for the year ended December 31, 2013 from $13.4 million for the year ended December 31, 2012. Interest expense decreased for the year ended December 31, 2013 primarily related to the repayment or conversions of debt into equity that were initiated during the year ended December 31, 2012.

Liquidity and Capital Resources

We have experienced recurring losses from operations. Net cash outflows from operations were $37.8 million for the year ended December 31, 2013.

We had cash and cash equivalents of $18.5 million as of December 31, 2013 and current assets less accounts payable and accrued expenses and notes payable of approximately $7.6 million at December 31, 2013. The Company owes an aggregate of $3.7 million of trade liabilities and convertible notes to related parties.

On November 25, 2013, we completed a public offering with Oppenheimer & Co. Inc., for 5,630,208 units at a public offering price of $4.80 per unit, resulting in gross proceeds of $27.0 million. The underwriter has also exercised in full its option to purchase an additional 734,374 units to cover over-allotments. Exercise of the over-allotment option increased the gross proceeds to the Company to $27.0 million. Net proceeds to the Company amounted to $25.0 million.

On August 8, 2013, we entered into a securities purchase agreement with institutional investors for the sale of an aggregate of $15.0 million of units in a registered direct offering. Each unit consisted of one share of common stock, one long-term warrant to purchase 0.25 of a share of common stock and one over-allotment warrant to purchase 0.25 of a share of common stock. We issued to the investors 4,477,612 shares of common stock and long-term warrants exercisable for 1,119,403 shares of common stock, with an exercise price of $4.00 per share, exercisable six months after closing with a term of five years after they are first exercisable. We also issued to the investors over-allotment warrants exercisable for 1,119,403 shares of common stock, with an exercise price of $3.35 per share, exercisable immediately with a term of one year.

On July 31, 2013, Cognate agreed to convert an aggregate of $11.6 million in accounts payable into shares of our common stock at a conversion price of $4.00 per share, which resulted in the issuance in August 2013 and December 2013 of an aggregate of 4.7 million shares of common stock subject to most favored nation treatment with respect to the terms provided to any other investors or creditors (including with respect to any warrants).

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

On January 17, 2014, the Company entered into the following agreements (collectively, the “Cognate Agreements” or the “Agreements”) with Cognate for manufacturing and related services for our DCVax® products:

☐	a DCVax®-L Manufacturing and Services Agreement;
☐	a DCVax®-Direct Manufacturing and Services Agreement;
☐	an Ancillary Services Agreement; and
☐	a Manufacturing Expansion Services Agreement.

Together, these Agreements provide for substantial expansion of manufacturing capacity for the Company’s programs, in multiple regions, as well as development of the necessary systems and logistics, and other near-term and long-term preparations, for large scale scale-up of the Company’s programs.

The Company also entered into a Lock-Up Agreement with Cognate on January 17, 2014, under which Cognate agreed to have all of the shares that are issued under the Cognate Agreements (collectively, the “Lock-Up Shares”) locked up for up to thirty (30 months), in return for fifteen percent (15%) warrant coverage for each 6-month period of lock-up, on the same terms as the warrants in the Cognate Agreements. During the lock-up, the Lock-Up Shares may not be sold or traded on the market. These lock-up terms are subject to the same most favored nation treatment as provided in the Cognate Agreements as described above. The Company also agreed to extend the exercise period of all current and past warrants held by or on behalf of Cognate for three (3) additional years from their existing expiration dates or from the date of the extension.

Operating Activities

We used $37.8 million in cash for operating activities during the year ended December 31, 2013, and the Company used $22.8 million in cash for operating activities during the year ended December 31, 2012. The increase in cash used in operating activities was primarily attributable to the DCVax-Direct manufacturing and product development work described above, the preparations for launch of the Phase I/II clinical trial with DCVax-Direct for inoperable solid tumor cancers, the increased manufacturing of DCVax®-L for the ongoing Phase III brain cancer trial at a growing number of sites across the US and the conduct of the 60-patient Phase I/II trial with DCVax-Direct in the U.S., and the Phase III trial with DC-Vax-L for brain cancer in the UK, as described above.

As of December 31, 2013, we had approximately 50 clinical trial sites in operation in the US and UK in our Phase III trial with DCVax-L, compared to 41 clinical trial sites at December 31, 2012, in the US only. At December 31, 2013, we also had substantially expanded other clinical trial related operations compared with December 31, 2012 including, for example, the launch of the Phase III DCVax-L clinical trial in the UK and approval for the trial in Germany, as described above, and launch of the Phase I/II DCVax-Direct trial in the U.S. as described above, in addition to costs related to fully operational and approved manufacturing in Germany, an established wholly owned German subsidiary, clinical activity in the U.K. and preparations for up to 30 clinical trial sites in the U.K. and Germany.

Financing Activities

For the year ended December 31, 2013, our financing activities primarily consisted of net proceeds from the issuance of common stock and warrants amounting to $53.0 million offset by the repayment of $2.3 million of notes payable, redeemable securities and convertible promissory notes.

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

On August 8, 2013, we entered into a securities purchase agreement with institutional investors for the sale of an aggregate of $15.0 million of units in a registered direct offering. Each unit consisted of one share of common stock, one long-term warrant to purchase 0.25 of a share of common stock and one over-allotment warrant to purchase 0.25 of a share of common stock. We issued to the investors 4,477,612 shares of common stock and long-term warrants exercisable for 1,119,403 shares of common stock, with an exercise price of $4.00 per share, exercisable six months after closing with a term of five years after they are first exercisable. We also issued to the investors over-allotment warrants exercisable for 1,119,403 shares of common stock, with an exercise price of $3.35 per share and exercisable immediately with a term of one year.

On November 25, 2013, we completed a public offering with institutional investors for the sale of an aggregate of 5,630,208 units at a public offering price of $4.80 per unit, resulting in gross proceeds of $27.0 million.

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

In order to continue with our current activities under our DCVax®-L program, we will have to obtain substantial amounts of further funding, as described in the Risk Factors. Our on-going funding requirements will depend on many factors, including the extent to which we realize and draw upon various sources of non-dilutive funding. One such source of non-dilutive funding is a $5.5 million German grant awarded on May 1, 2012, by the German government through its Saxony Development Bank. The grant will provide funding on a matching basis for up to 50% of the costs incurred by us for the DCVax-L clinical trial and manufacturing in Germany. We anticipate beginning to draw upon the grant in the next several months.

Other factors affecting our ongoing funding requirements include the number of staff we employ, the number of sites and pace of patient enrollment in our Phase III brain cancer trial and our Phase I/II clinical trial with DCVax-Direct, the costs of further development work relating to DCVax-Direct, the costs of expansion of manufacturing of both DCVax-L and DCVax-Direct, the cost of establishing clinical studies and our Hospital Exemption program in Germany, and unanticipated developments. The extent of resources available to us will determine the pace at which we can move forward with both our DCVax-L program and our DCVax-Direct program.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of December 31, 2013 and 2012 and for the fiscal years ended December 31, 2013 and 2012, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 25, 2013, we changed our independent registered public accounting firm from Peterson Sullivan to Marcum for the year ending December 31, 2013. The change was approved by the Audit Committee and was made to provide us with an auditing firm with a broader national presence. Peterson Sullivan is located in Seattle, Washington, and had served as our independent registered public accounting firm since February 16, 2005.

 Peterson Sullivan’s reports on our consolidated financial statements as of December 31, 2011 and 2012, and for the two years then ended and for the period from March 18, 1996 (inception) to December 31, 2012 did not contain an adverse opinion or a disclaimer of opinion, although the report contained an explanatory paragraph relating to our ability to continue as a going concern, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

 During the two years ended December 31, 2012 and through July 25, 2013, there were no: (a) disagreements with Peterson Sullivan on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Peterson Sullivan’s satisfaction, would have caused Peterson Sullivan to make reference to the subject matter thereof in connection with its reports on our financial statements as of December 31, 2011 and 2012, and for the two years then ended and for the period from March 18, 1996 (inception) to December 31, 2012; or (b) “reportable events”, as defined under Item 304(a)(1)(v) of Regulation S-K. However, Peterson Sullivan identified material weaknesses in our financial reporting process with respect to segregation of duties and lack of controls over reporting of material transactions and developments in the financial statements.

Peterson Sullivan has indicated to us that it concurs with the foregoing statements contained in the paragraphs above as they relate to Peterson Sullivan and furnished a letter dated July 30, 2013 to the SEC to this effect. A copy of the letter from Peterson Sullivan is attached as Exhibit 16.1 to our current report on Form 8-K filed with the SEC on July 31, 2013.

During the two years ended December 31, 2012 and through July 25, 2013, neither us nor anyone acting on our behalf consulted with Marcum regarding any of the matters or events set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive, financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our principal executive, financial and accounting officer concluded that, as of December 31, 2013, in light of the material weaknesses described below, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our chief executive officer, financial and accounting officer, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

Management's Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive, financial and accounting officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2013.  This evaluation was based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Based on management's evaluation as of December 31, 2013, our management identified the material weaknesses set forth below in our internal control over financial reporting:

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

Our company's management concluded that in light of the material weaknesses described above, our company did not maintain effective internal control over financial reporting as of December 31, 2013 based on the criteria set forth in Internal Control—Integrated Framework (1992) issued by the COSO.

ITEM 9B.	OTHER INFORMATION

None.

Changes in Internal Control over Financial Reporting

There were no changes, aside from those detailed above, in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2013 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Our current directors are identified below.

Name	Age	Position
Linda F. Powers	58	Class III Director, Chairperson, President and Chief Executive Officer
Dr. Alton L. Boynton	70	Class I Director, Chief Scientific Officer
Robert A. Farmer	74	Class II Director
Dr. Navid Malik	45	Class III Director
Jerry Jasinowski	71	Class II Director

Director Biographies

Linda F. Powers.   Ms. Powers has served as the Chairperson of our Board of Directors since her appointment on May 17, 2007 and Chief Executive Officer since June 8, 2011. Ms. Powers served as a managing director of Toucan Capital Fund II, a provider of venture capital, a position she held from 2001 to 2010. She also has over 15 years’ experience in corporate finance and restructurings, mergers and acquisitions, joint ventures and intellectual property licensing.  Ms. Powers is a Board member of M2GEN (an affiliate of Moffitt Cancer Center), the Trudeau Institute (a specialized research institute focused on immunology), the Chinese Biopharmaceutical Association, and the Rosalind Franklin Society. She was the Chair of the Maryland Stem Cell Research Commission for the first two years of the state’s stem cell funding program, and has served an additional five years on the Commission. Ms. Powers served for several years on a Steering Committee of the National Academy of Sciences, evaluating government research funding, and has been appointed to three Governors’ commissions created to determine how to build the respective states’ biotech and other high-tech industries. For more than six years, Ms. Powers taught an annual internal course at the National Institutes of Health for the bench scientists and technology transfer personnel on the development and commercialization of medical products. Ms. Powers serves on the boards of six private biotechnology companies.  Ms. Powers holds a B.A. from Princeton University, where she graduated magna cum laude and Phi Beta Kappa. She also earned a J.D., magna cum laude, from Harvard Law School. We believe Ms. Powers’ background and experience make her well qualified to serve as a Director.

Alton L. Boynton, Ph.D.   Dr. Boynton co-founded our company, has served as our Chief Scientific Officer and a Director since our inception in 1998, was appointed our Chief Operating Officer in August 2001, was appointed President in May 2003, and served as Chief Executive Officer from June 2007 to June 2011. Prior to founding our company, Dr. Boynton headed the Molecular Oncology research lab at the Pacific Northwest Research Foundation (the original foundation of Bill Hutchinson, from which the Fred Hutchinson Cancer Center was spun off). Dr. Boynton also served as Director of the Department of Molecular Medicine of Northwest Hospital from 1995 to 2003 where he coordinated the establishment of a program centered on carcinogenesis. Prior to joining Northwest Hospital, Dr. Boynton was Associate Director of the Cancer Research Center of Hawaii, The University of Hawaii, where he also held the positions of Director of Molecular Oncology of the Cancer Research Center and Professor of Genetics and Molecular Biology. Dr. Boynton received his Ph.D. in Radiation Biology from the University of Iowa in 1972. We believe Dr. Boynton’s background and experience make him well qualified to serve as a Director.

Robert A. Farmer was appointed to the Board of Directors in December 2009. Mr. Farmer served as the national treasurer of four presidential campaigns, including those for John Kerry, Bill Clinton, Michael Dukakis and John Glenn.  In these roles he led fundraising of over $800 million. He served under Ron Brown as treasurer of the Democratic National Committee, and served for eight years as treasurer of the Democratic Governor’s Association.  President Clinton appointed Mr. Farmer as the United States Consul General to Bermuda, where he served from 1994 to 1999. Mr. Farmer also had a successful career as an entrepreneur, including building his own publishing company, which he sold in 1983.  Mr. Farmer currently serves on the boards of directors of International Data Group, Dale Carnegie Associates, Sober Steering Sensors, LLC, Charlesbridge Publishing, and Haute Living.  Mr. Farmer is a graduate of Dartmouth College and Harvard Law School. We believe Mr. Farmer’s background and experience, as well as his service on other boards of directors, make him well qualified to serve as a Director.

Dr. Navid Malik was appointed to the Board of Directors in April 2012. Dr. Malik is the Head of Life Sciences Research at Cenkos Securities Plc. in the U.K., an independent specialist institutional securities firm.  From September 2011 through January 2012, Dr. Malik was the Head of Life Sciences Research at Sanlam (Merchant Securities), a global financial services firm. Dr. Malik was Partner and Head of Life Sciences at Matrix Investment Banking Division, Matrix Group, a financial services firm in London, from December 2008 through September 2011. Dr. Malik was a Senior Pharmaceuticals and Biotechnology Analyst at Wimmer Financial LLP from September 2008 through December 2008, and was the Senior Life Sciences Analyst at Collins Stewart Plc from January 2005 through September 2008. In 2011, Dr. Malik was awarded two Starmine Awards (awarded each year by Thomson Reuters and the Financial Times): Number One Stock Picker in the European Pharmaceutical Sector, and Number Two Stock Picker in the U.K. and Ireland Healthcare Sector. Dr. Malik holds a Ph.D. in Drug Delivery within Pharmaceutical Sciences, as well as degrees in Biomedical Sciences Research (M.Sc.) and Biochemistry and Physiology (B.Sc., joint honors).  Dr. Malik also holds an MBA in finance from the City University Business School, London. We believe that Dr. Malik’s extensive experience in the life sciences fields and investment banking sector make him well qualified to serve as a Director.

Jerry Jasinowski was appointed to the Board of Directors in April 2012. Mr. Jasinowski currently serves on the Boards of Procurian and the Washington Tennis and Education Foundation and has held directorships in several other companies since 1990. From 2004 through 2007, Mr. Jasinowski served as the President of the Manufacturing Institute, an organization dedicated to improving and expanding manufacturing in the United States, of which he was a founder. Mr. Jasinowski was also the President and CEO of the National Association of Manufacturers, a trade association with 13,000 corporate members from 1990 to 2004. Mr. Jasinowski retired in 2007. Mr. Jasinowski holds an A.B. in Economics from Indiana University and an M.A. in Economics from Columbia University. We believe that Mr. Jasinowski’s extensive experience across a wide range of manufacturing, technology, and financial firms, including Fortune 1000 and Fortune 500 companies, make him well qualified to serve as a Director.

Executive Officers

Our current executive officers are identified below.

Name	Age	Position
Linda F. Powers	58	Class III Director, Chairperson, President and Chief Executive Officer
Alton L. Boynton, Ph.D.	70	Class I Director, Chief Scientific Officer
Anthony E. Maida, Ph.D.	61	Senior Vice President, Clinical Research
Leslie J. Goldman	69	Senior Vice President, Business Development
Marnix L. Bosch, Ph.D.	54	Chief Technical Officer

Linda F. Powers. Please see “Director Biographies” above.

Alton L. Boynton, Ph.D. Please see “Director Biographies” above.

Anthony E. Maida, Ph.D. Dr. Maida currently serves as Senior Vice President, Clinical Research. He originally joined our company in June 2011, as Chief Operating Officer. During 2013, Dr. Maida moved into the position of SVP, Clinical Research, reflecting his focus on the Company’s Phase III clinical trial program in the US, in which he had been playing a central role throughout 2012 and 2013 to date. Dr. Maida brings more than 20 years’ experience in building oncology companies, with expertise in the business, financial, clinical and regulatory aspects of, and the underlying science of, oncology business and clinical trials.  Over these two decades, Dr. Maida has held positions as Chairman, CEO, COO, CSO, CFO and VP Business Development.  Among these experiences, he served as CEO of CancerVax Corporation, an early leader in cancer vaccines.  In that role, he was responsible for conducting multi-hundred patient, multi-center clinical trials with the company’s cancer vaccines. Prior to joining us, Dr. Maida was serving as global head of oncology for a leading contract research organization that manages clinical trials in the U.S. and internationally.

Leslie J. Goldman joined us as Senior Vice President, Business Development in June 2011. Prior to joining us, Mr. Goldman was a partner at the law firm of Skadden, Arps for over 30 years, specializing in a wide array of advanced technologies and their commercialization.    Mr. Goldman also serves as an advisor to a number of other technology companies. In addition, for eight years, Mr. Goldman served as Chairman of the Board of a group of TV stations in four mid-size cities across the country.

Marnix L. Bosch joined us in 2000, and has been serving as our Chief Technical Officer for a number of years.  In this capacity, he plays a key role in the preparation and submission of our regulatory applications, as well as ongoing development of our product lines, and ongoing development and/or acquisition of new technologies.  Dr. Bosch led the process of designing the protocols, and managed the successful preparation and submission of our Investigational New Drug (IND) applications for FDA approval to conduct clinical trials for prostate cancer, brain cancer, ovarian cancer and multiple other cancers.  He also led the processes for other regulatory submissions in both the U.S. and abroad (including the successful applications for orphan drug status in both the U.S. and Europe for DCVax-L for brain cancer).  He spearheaded the development of our manufacturing and quality control processes, and is working with Cognate BioServices, Inc. on next-generation further development of these processes.  Prior to joining us in 2000, Dr. Bosch worked at the Dutch National Institutes of Health (RIVM) as head of the Department of Molecular Biology, as well as in academia as a professor of Pathobiology. He has authored more than 40 peer-reviewed research publications in immunology and virology, and is an inventor on several patent applications on dendritic cell product manufacturing.

Director Independence

Our Board of Directors has undertaken a review of the independence of our directors and has determined that a majority of the Board consists of members who are currently “independent” as that term is defined within the meaning of Section 5605(a)(2) of the NASDAQ Marketplace Rules. The Board of Directors considers Messrs. Farmer, Malik and Jasinowski to be independent.

Audit Committee

The Audit Committee currently consists of Messrs. Farmer, Malik and Jasinowski. Our Board has undertaken a review of the independence of our directors and has determined that Messrs. Framer, Malik and Jasinowski are independent within the meaning of Section 5605(a)(2) of the NASDAQ Marketplace Rules as well as pursuant to the additional test for independence for audit committee members imposed by SEC regulation and Section 5605(c)(2)(A) of the NASDAQ Marketplace Rules. The Board has determined that Mr. Jasinowski qualifies as an “audit committee financial expert” as that term is defined in Item 407(d) of Regulation S-K promulgated by the SEC.

Code of Business Conduct and Ethics

We have adopted a formal Code of Business Conduct and Ethics applicable to all Board members, executive officers and employees. A copy of our Code of Business Conduct and Ethics will be provided free of charge upon request to Secretary, Northwest Biotherapeutics, Inc., 4800 Montgomery Lane, Suite 800, Bethesda, Maryland, 20814.

ITEM 11.	EXECUTIVE COMPENSATION

Director Compensation

The following table sets forth certain information concerning compensation paid or accrued to our non-executive directors during the year ended December 31, 2013.

Name	Fees Earned or Paid in Cash	All other Compensation	Total

Robert A. Farmer	$120,000	$-	$120,000
Dr. Navid Malik	-	-	-
Jerry Jasinowski	-	-	-

Executive Compensation

Summary Compensation Table

The following table sets forth certain information concerning compensation paid or accrued to our executive officers, referred to as our Named Executive Officers, during the years ended December 31, 2013 and 2012. The option awards shown in the table below do not constitute cash or value actually received by the Named Executive Officer. Instead, the amounts shown are the non-cash aggregate fair values of option awards that were granted during the periods presented but were then subject to vesting requirements. The majority of the options would not vest unless certain milestones were met in the future, or certain employment period requirements were met. Following vesting of the options, in the case of Ms. Powers and Mr. Goldman, upon vesting all of those options became subject to an extended lock-up (until the earlier of 18 months or our company reaching the primary endpoint of our GBM brain cancer clinical trial).

Name and Principal Position	Year	Salary	Bonus	Option Awards	Total
Linda F. Powers	2013	$360,000	$-	$-	$360,000
Chairperson, President	2012	$360,000	$-	$-	$360,000
& Chief Executive Officer

Alton L. Boynton, Ph.D.	2013	$295,685	$-	$-	$295,685
Chief Scientific Officer and Secretary	2012	$295,685	$-	$-	$295,685

Anthony Maida, Ph.D.	2013	$300,000	$-	$-	$300,000
Senior Vice President, Clinical Research	2012	$300,000	$-	$-	$300,000

Leslie Goldman	2013	$348,000	$-	$-	$348,000
Senior Vice President,	2012	$348,000	$-	$-	$348,000
Business Development

Marnix L. Bosch, Ph.D.,M.B.A.	2013	$325,181	$-	$-	$325,181
Chief Technical Officer	2012	$325,181	$-	$-	$325,181

Outstanding Equity Awards at Fiscal Year-End

The following table shows outstanding stock option awards classified as exercisable and un-exercisable as of December 31, 2013.

	Number of Securities Underlying Unexercised Options
Name and Principal Position	Exercisable		Un-exercisable	Option Exercise Price ($)	Option Expiration Date
Linda F. Powers	592,500	(1)	296,250	$10.56	6/21/2018
Chairperson, President & Chief Executive

Alton Boynton	93,750	(2)	55,000	$10.56	6/21/2018
Chief Scientific Officer and Secretary	330	(6)	-	$300.00	4/18/2014
	126	(6)	-	$21.60	2/18/2016
	89,428	(7)	-	$8.80	8/20/2022

Anthony Maida	7,500	(3)	72,994	$10.56	6/21/2018
Senior Vice President, Clinical Research

Leslie Goldman	93,535	(4)	46,875	$10.56	6/21/2018
Senior Vice President, Business Development

Marnix Bosch	93,846	(5)	73,750	$10.56	6/21/2018
Chief Technical Officer	21	(8)	-	$300.00	9/20/2014
	52	(8)	-	$1200.00	1/10/2015
	209	(8)	-	$21.60	2/18/2016
	333	(8)		$28.80	12/1/2016
	31,770	(9)	21,355	$11.20	6/23/2022
	15,625	(10)	-	$8.80	8/20/2022

(1)	In conjunction with the employment agreement entered into between us and Ms. Powers on June 8, 2011, and in recognition of Ms. Powers’ service to our company while serving as Chair during the preceding four years, we granted Ms. Powers an option to purchase 870,637 shares of our stock with an exercise price of $10.56 per share. One-third of the options vested on the grant date, and upon vesting became subject to a lock-up which extends to the earlier of 18 months or our reaching the primary endpoint of our GBM brain cancer clinical trial. One-third of the options vested in equal monthly portions over the term of the employment agreement. The remaining one-third will vest in portions tied to material milestones in multiple programs, if and to the extent those milestones are achieved, or may vest in the Board’s discretion.

(2)	In conjunction with the employment agreement entered into between us and Dr. Boynton on June 8, 2011, we issued Dr. Boynton an option to purchase 145,162 shares of our stock with an exercise price of $10.56 per share. 86,035 options vested on the grant date. 7,500 options vested in equal monthly portions over the term of the employment agreement. The remaining 51,627 options will vest in portions tied to material milestones in multiple programs, if and to the extent those milestones are achieved, or may vest in the Board’s discretion.

(3)	In conjunction with the employment agreement entered into between us and Dr. Maida on June 8, 2011, we issued Dr. Maida an option to purchase 76,163 shares of our stock with an exercise price of $10.56 per share. No options vested on the grant date. 7,500 options vested in equal monthly portions over the term of the employment agreement. The remainder will vest in portions tied to material milestones in multiple programs, if and to the extent those milestones are achieved, or may vest in the Board’s discretion.

(4)	In conjunction with the employment agreement entered into between us and Mr. Goldman on June 8, 2011, we issued Mr. Goldman an option to purchase 137,750 shares of our stock with an exercise price of $10.56 per share. One-third of the options vested on the grant date, and upon vesting became subject to a lock-up which extends to the earlier of 18 months or our reaching the primary endpoint of our GBM brain cancer clinical trial. One-third vested in equal monthly portions over the term of the employment agreement. The remaining one-third will vest in portions tied to material milestones in multiple programs, if and to the extent those milestones are achieved, or may vest in the Board’s discretion.

(5)	In conjunction with the employment agreement entered into between us and Dr. Bosch on June 8, 2011, we issued Dr. Bosch an option to purchase 145,473 shares of our stock with an exercise price of $10.56 per share. 51,971 options vested on the grant date. 7,500 options vested in equal monthly portions over the term of the employment agreement. The remaining 51,627 options will vest in portions tied to material milestones in multiple programs, if and to the extent those milestones are achieved, or may vest in the Board’s discretion.

(6)	These options were granted under the 1999 Plan, the 2001 Plan and under Dr. Boynton’s previous employment agreement. Each of these option grants vests or vested over a four year period. One-fourth of each option grant vests or vested on the first anniversary of the grant date and the remaining three-fourths of each grant vests or vested in equal monthly installments over the remaining three year vesting period.

(7)	This option was granted under the 2007 Stock Option Plan. The options were granted August 21, 2009 and vested over a one year period and are exercisable over a 10 year period from issuance at a price of $8.80 per share.

(8)	These options were granted under the 1999 Plan and the 2001 Plan. Each of these option grants vested over a four year period. One-fourth of each option grant vested on the first anniversary of the grant date and the remaining three-fourths of each grant vested in equal monthly installments over the remaining three year vesting period.

(9)	These options were granted under the 2007 Stock Option Plan. 1,250 options vested each month until May 31, 2013. In addition, 6,250 options vest upon each of Swiss Approval, full Enrollment in Phase II Glioblastoma Multiforme clinical study and FDA approval of NDA.

(10)	This option was granted under the 2007 Stock Option Plan. This option grant vested over the balance of 2009 with 7,813 vesting on the grant date and the remainder vesting on December 31, 2009.

Employment Agreements

In May 2011, we entered into employment agreements with each of Linda Powers, Dr. Alton Boynton, Leslie Goldman and Dr. Marnix Bosch. In June 2011, we entered into an employment agreement with Dr. Anthony Maida. All of these agreements expired at the end of their respective terms in May or June 2013.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information regarding the beneficial ownership of our common stock as of February 28, 2014 by:

•	each person, or group of affiliated persons, who is known by us to own beneficially 5% or more of any class of our equity securities;

•	our directors;

•	each of our named executive officers, as defined in Item 402(a)(3) of Regulation S-K; and

•	our directors and executive officers as a group.

Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of February 28, 2014. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and the entities named in the table have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws. The table below is based upon the information supplied by our executive officers, directors and principal stockholders and from Schedules 13D and 13G filed with the SEC.

Except as otherwise noted, the address of the individuals in the following table is c/o Northwest Biotherapeutics, Inc., 4800 Montgomery Lane, Suite 800, Bethesda, MD 20814.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage(1)
Officers and Directors
Alton L. Boynton, Ph.D.(2)	195,608	*
Marnix L. Bosch, Ph.D., M.B.A.(3)	151,658	*
Linda F. Powers(4)	32,812,351	50.21%
Robert A. Farmer(5)	169,619	*
Leslie Goldman(6)	504,501	*
Dr. Navid Malik	10,000	*
Anthony Maida, Ph.D.(7)	7,500	*
Jerry Jasinowski(8)	134,573	*
All executive officer s and directors as a group (8 persons)	33,985,810	51.90%
5% Security Holders
Toucan Capital Fund III, L.P.(9) 4800 Montgomery Lane, Suite 801 Bethesda, MD 20814	1,697,647	3.19%
Toucan Partners, LLC(10) 4800 Montgomery Lane, Suite 801 Bethesda, MD 20814	4,105,474	7.48%
Cognate BioServices, Inc.(11) 4800 East Shelby Drive, Suite 108, Memphis, TN	23,508,874	38.77%
Dennis Mehiel(12) 7 Renaissance Square 5th Floor White Plains, NY 10601	3,203,655	5.89%

*	Less than 1%.

(1)	Percentage represents beneficial ownership percentage of common stock calculated in accordance with SEC rules and does not equate to voting percentages. Based upon 53,025,632 shares of common stock issued and outstanding as of February 28, 2014.

(2)	Consists of (i) 12,189 shares held by Dr. Boynton and (ii) 185,419 shares of common stock underlying options that are currently exercisable.

(3)	Consists of (i) 9,802 shares held by Dr. Bosch and (ii) 141,856 shares of common stock underlying options that are currently exercisable.

(4)	Consists of (i) 1,572,200 shares held by M. Powers, (ii) 592,500 shares of common stock underlying currently exercisable options and 1,335,659 shares of common stock underlying currently exercisable warrants held by Ms. Powers; (iii) 804,145 shares of common stock held by Toucan Capital Fund III, L.P.; (iv) 893,502 shares of common stock underlying currently exercisable warrants held by Toucan Capital; (v) 2,211,784 shares of common stock held by Toucan Partners, LLC; (vi) 1,893,690 shares of common stock underlying currently exercisable warrants held by Toucan Partners; (vii) 7,607,645 shares of common stock underlying warrants held by Cognate Bioservices, Inc.; and (vii) 15,901,229 shares of common stock held by Cognate Bioservices, Inc. Ms. Powers has voting and dispositive power over the securities owned by the Toucan entities and Cognate Bioservices, Inc.

(5)	Consists of (i) 132,404 shares held by Mr. Farmer and (ii) 37,215 shares of common stock underlying currently exercisable warrants.

(6)	Consists of (i) 172,743 held by Mr. Goldman, (ii) 238,008 shares of common stock underlying currently exercisable warrants, and (iii) 93,750 shares of common stock underlying currently exercisable options.

(7)	Consists of shares of common stock underlying currently exercisable options.

(8)	Consists of (i) 79,317 shares haled by Mr. Jasinowski and (ii) 55,256 shares of common stock underlying currently exercisable warrants.

(9)	Consists of (i) 893,502 shares of common stock underlying currently exercisable warrants and (ii) 804,145 shares of common stock. Linda Powers holds the voting and dispositive power over the shares held by Toucan Capital Fund III, L.P.

(10)	Consists of (i) 1,893,690 shares of common stock underlying currently exercisable warrants and (ii) 2,211,784 shares of common stock. Linda Powers holds the voting and dispositive power over the shares held by Toucan Partners, LLC.

(11)	Consists of (i) 15,901,229 shares of common stock and (ii) 7,607,645 shares of common stock underlying currently exercisable warrants. Linda Powers holds the voting and dispositive power over the shares held by Cognate BioServices, Inc.

(12)	As reported on Schedule 13G/A filed with the SEC on February 11, 2014 by Mr. Mehiel and Four M Purchasers, LLC. Includes 1,804,905 shares of common stock and warrants to acquire 1,398,690 shares of common stock owned by Mr. Mehiel directly.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Cognate BioServices

On July 31, 2013, Cognate BioServices, Inc., or Cognate, agreed to convert an aggregate of $11.6 million in notes payable into shares of our common stock of Northwest at a conversion price of $4.00 per share, which resulted in the issuance of an aggregate of 2.9 million shares of common stock. The conversion shares will be subject to a lock-up period of 18 months from the date of their issuance. Under the lock-up, the shares cannot be sold or traded. The conversions and lock-up are subject to a most favored nation provision with respect to terms provided to other investors.

On a going forward basis, commencing with August 2013, we and Cognate agreed to establish a regular ongoing arrangement for payment of at least half of all invoices in shares of our common stock, and the remainder in cash, at $4.00 per share. The conversions are subject to a most favored nation provision with respect to the terms provided to any other investors or creditors (including with respect to warrants). The arrangement will continue until terminated by mutual agreement.

On January 17, 2014, we entered into the following agreements (collectively, the “Cognate Agreements” or the “Agreements”) with Cognate for manufacturing and related services for our DCVax® products:

☐	a DCVax®-L Manufacturing and Services Agreement;
☐	a DCVax®-Direct Manufacturing and Services Agreement;
☐	an Ancillary Services Agreement; and
☐	a Manufacturing Expansion Services Agreement.

Together, these Agreements provide for substantial expansion of manufacturing capacity for the our programs, in multiple regions, as well as development of the necessary systems and logistics, and other near-term and long-term preparations, for large scale scale-up of our programs.

The DCVax®-L Manufacturing and Services Agreement replaces the prior manufacturing services agreement, dated April 1, 2011, between us and Cognate, and provides for manufacturing of DCVax®-L products for various cancers, including brain cancer, and related services.  In return for the completion of milestones by Cognate during the 1st quarter of 2014, and to cover the initiation of substantially expanded DCVax®-L manufacturing services following execution of the DCVax®-L Manufacturing and Services Agreement, we made a Milestone and Initiation Payment, comprised of 1,020,273 shares of our common stock and a warrant to purchase 486,802 shares of our common stock. The warrants are exercisable at $4.00 per share, and have an exercise period of five years from issuance, and most favored nation provisions.

The DCVax®-Direct Manufacturing and Services Agreement provides for these services to continue and to expand substantially along with expansion of our DCVax®-Direct program. In return for the completion of milestones by Cognate in the 1st quarter of 2014, and to cover the initiation of substantially expanded DCVax®-Direct manufacturing services following execution of the DCVax®-Direct Manufacturing and Services Agreement, we made a Milestone and Initiation Payment. Such payment comprised of 1,683,451 shares of our common stock and a warrant to purchase 803,224 shares of our common stock. The warrants are exercisable at $4.00 per share, and have an exercise period of five years from issuance, and most favored nation provisions.

The Ancillary Services Agreement provides for other categories of services that will be needed on an expanded scale for clinical programs, compassionate use and other early access or expanded access programs, and eventual commercialization.  In return for the completion of milestones by Cognate in the 1st quarter of 2014, and to cover the initiation of a broad scope of Ancillary Services on an accelerated basis, we made a Milestone and Initiation Payment comprised of 1,326,355 shares of our common stock and a warrant to purchase 632,843 shares of our common stock. The warrants are exercisable at $4.00 per share, and have an exercise period of five years from issuance and a cashless exercise provision and most favored nation provisions.

 The Manufacturing Expansion Services Agreement covers services associated with designing and developing new or expanded manufacturing capacity or facilities dedicated to the Company’s DCVax products, preparing the regulatory submissions, and obtaining and maintaining applicable certifications. In return for the services provided by Cognate during 2013, and to cover the initiation of a broad scope of Manufacturing Expansion Services on an accelerated basis, we made a Milestone and Initiation Payment comprised of 1,071,287 shares of our common stock and a warrant to purchase 511,142 shares of our common stock. The warrants are exercisable at $4.00 per share, and have an exercise period of five years from issuance and a cashless exercise provision and most favored nation provisions.

We also entered into a Lock-Up Agreement with Cognate on January 17, 2014, under which Cognate agreed to have all of the shares that are issued as part of the Milestone and Initiation Payments in the Cognate Agreements (collectively, the “Lock-Up Shares”) locked up for up to 30 months, in return for 15% warrant coverage for each 6-month period of lock-up, on the same terms as the warrants in the Cognate Agreements. During the lock-up, the Lock-Up Shares may not be sold or traded on the market. These lock-up terms are subject to the same most favored nation treatment as provided in the Cognate Agreements as described above. We also agreed to extend the exercise period of all current and past warrants held by or on behalf of Cognate for three additional years from their existing expiration dates or the date of the extension.

The amounts paid by us in shares and warrants under each of the Cognate Agreements will be subject to adjustment on a most favored nation basis relative to the terms provided by us to any other investor or creditor during the term of such Agreement, so that the terms of all securities issued or issuable under the agreements will have terms no less favorable to Cognate than the terms of any securities issued or issuable to any other investor or creditor during the applicable term, including not only the price and terms of securities issued but also additional securities, rights and/or benefits to the investor or creditor (including warrants, rights of first refusal, pre-emptive rights, and/or other securities, rights or benefits).

In July 2013, we received a short-term loan of $0.6 million from Cognate. The short-term loan was paid-in-full during the third quarter of 2013. In October and November 2013, we received short-term loans of $0.6 million from Cognate. These short-term loans were paid-in-full during December of 2013.

In March 2013, we received a short-term loan of $0.2 million from Toucan Capital. The short-term loan was paid-in-full during the second quarter of 2013. Linda Powers, our Chief Executive Officer and a director, is a principal of Toucan Capital, which also is a substantial shareholder.

In March 2013, we received a short-term loan of $0.2 million from an officer of the Company. The short-term loan was paid-in-full during the second quarter of 2013.

Review, approval or ratification of transactions with related persons

With respect to reviewing and approving related-party transactions, the Board reviews related-party transactions for potential conflicts of interests or other improprieties. Under SEC rules, related-party transactions are those transactions to which we are or may be a party in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any of our directors or executive officers or any other related person had or will have a direct or indirect material interest, excluding, among other things, compensation arrangements with respect to employment or board membership. Any transactions with officers, directors or 5% stockholders are on market-based terms, and are approved by a majority of our independent and disinterested directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Principal Accountants

Audit Fees

The aggregate fees billed and unbilled in the fiscal year ended December 31, 2013 for professional services rendered by Marcum for the audit of our annual financial statements, the review of our financial statements included in our quarterly reports on Form 10-Q and consultations and consents was approximately $175,000.

Audit-Related Fees

There were no fees billed in for the fiscal year ended December 31, 2013 for assurance and related services rendered by Marcum related to the performance of the audit or review of our financial statements, specifically accounting research.

Tax and Other Fees

There were no fees billed for fiscal year ended December 31, 2013 for tax related services rendered by Marcum.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal accountants on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal accountants. Our Audit Committee pre-approves these services by category and service. Our Audit Committee pre-approved all of the services provided by our principal accountants during the fiscal years ended December 31, 2013 and 2012.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The Exhibits listed below are identified by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K. The Exhibits designated by an asterisk (*) are management contracts or compensatory plans or arrangements required to be filed pursuant to Item 15.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Seventh Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.1 filed with the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1(File No. 333-134320) on July 17, 2006)

Exhibit Number	Description

3.2	Third Amended and Restated Bylaws of the Company (incorporated by reference to exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K on June 22, 2007)

3.3	Amendment to Seventh Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.2 filed with the Registrant’s Current Report on Form 8-K on June 22, 2007)

3.4	Amendment to Seventh Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.4 filed with Post-Effective Amendment No. 2 to the Registrant’s Registration Statement on Form S-1 on January 28, 2008)

3.5	Amendment to Seventh Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q on May 21, 2012)

3.6	Amendment to Seventh Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K on September 26, 2012).

3.7	Amendment to Third Amended and Restated Bylaws of the Company (incorporated by reference to exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K on December 11, 2012)

4.1	Form of common stock certificate (incorporated by reference to exhibit 4.1 filed with the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-67350) on November 14, 2001)

4.2	Form of Warrant Agency Agreement by and between Northwest Biopharmaceuticals, Inc. and Computershare Trust Company, N.A. and Form of Warrant Certificate (incorporated by reference to Exhibit 4.2 filed with the Registrant’s Form S-1 on December 4, 2012).

10.1	Amended and Restated Loan Agreement and 10% Promissory Note dated November 14, 2005 in the principal amount of $400,000 as amended and restated on April 14, 2007 between the Company and Toucan Partners, LLC (incorporated by reference to exhibit 10.1 filed with the Registrant’s Form 10-K on April 17, 2007)

10.2	Second Amended and Restated Loan Agreement and 10% Promissory Note originally dated December 30, 2005, and amended and restated on April 17, 2006 and April 14, 2007 in the principal amount of $250,000 between the Company and Toucan Partners, LLC (incorporated by reference to exhibit 10.2 filed with the Registrant’s Form 10-K on April 17, 2007)

10.3	Second Amended and Restated Loan Agreement and 10% Promissory Note originally dated March 9, 2006, and as amended and restated on April 17, 2006 and April 14, 2007 in the principal amount of $300,000 between the Company and Toucan Partners, LLC (incorporated by reference to exhibit 10.3 filed with the Registrant’s Form 10-K on April 17, 2007)

10.4	Form of Loan Agreement and 10% Convertible, Promissory Note between the Company and Toucan Partners, LLC (incorporated by reference to exhibit 10.4 filed with the Registrant’s Form 10-K on April 17, 2007)

10.5	Second Amended and Restated Investor Rights Agreement dated June 22, 2007 between the Company and Toucan Capital Fund II, LLP (incorporated by reference to exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K on June 22, 2007)

10.6	Warrant to purchase securities of the Company dated July 26, 2005 issued to Toucan Capital Fund II, L.P (incorporated by reference to exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K on August 1, 2005)

Exhibit Number	Description

10.7	Warrant to purchase securities of the Company dated September 7, 2005 issued to Toucan Capital Fund II, L.P (incorporated by reference to exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K on September 9, 2005)

10.8	Amended Form of Warrant to purchase securities of the Company dated November 14, 2005 and April 17, 2006, as amended April 14, 2007, issued to Toucan Partners, LLC (incorporated by reference to exhibit 10.21 filed with the Registrant’s Form 10-K on April 17, 2007)

10.9	Form of Warrant to purchase securities of the Company dated April 14, 2007 issued to Toucan Partners, LLC (incorporated by reference to exhibit 10.22 filed with the Registrant’s Form 10-K on April 17, 2007)

10.10	Loan Agreement and 10% Convertible Promissory Note in the principal amount of $100,000 between the Company and Toucan Partners, LLC, dated April 27, 2007 (incorporated by reference to exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on May 3, 2007)

10.11	Warrant to purchase securities of the Company issued to Toucan Partners, LLC, dated April 27, 2007 (incorporated by reference to exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K on May 3, 2007)

10.12	Form of Toucan Partners Loan Agreement and 10% Convertible Note, dated as of June 1, 2007 (incorporated by reference to exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on June 7, 2007)

10.13	Form of Toucan Partners Warrant, dated as of June 1, 2007 (incorporated by reference to exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K on June 7, 2007)

10.14	Amended and Restated Warrant to purchase Series A Preferred Stock issued to Toucan Capital Fund II, L.P., dated as of June 1, 2007 (incorporated by reference to exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K on June 7, 2007)

10.15	Warrant to purchase Series A-1 Preferred Stock issued to Toucan Capital Fund II, L.P., dated as of June 1, 2007 (incorporated by reference to exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K on June 7, 2007)

10.16	Warrant to purchase Series A-1 Preferred Stock issued to Toucan Capital Fund II, L.P., dated as of June 1, 2007 (incorporated by reference to exhibit 10.5 filed with the Registrant’s Current Report on Form 8-K on June 7, 2007)

10.17	Northwest Biotherapeutics, Inc. $225,000 Demand Note dated June 13, 2007 (incorporated by reference to exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on June 18, 2007)

10.18	Conversion Agreement dated June 15, 2007 and effective June 22, 2007 between the Company and Toucan Capital Fund II, LLP (incorporated by reference to exhibit 10.1filed with the Registrant’s Current Report on Form 8-K on June 22, 2007)

10.19*	Services Agreement between Cognate BioServices, Inc. and Northwest Biotherapeutics dated April 1, 2011 (incorporated by reference to exhibit 10.19 filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-182470 on June 29, 2012)

10.20	1998 Stock Option Plan (incorporated by reference to exhibit 10.15 filed with the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-67350) on November 14, 2001)

Exhibit Number	Description

10.21	1999 Executive Stock Option Plan (incorporated by reference to exhibit 10.16 filed with the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-67350) on November 14, 2001)

10.22	2001 Stock Option Plan (incorporated by reference to exhibit 10.17 filed with the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-67350) on November 14, 2001)

10.23	2001 Nonemployee Director Stock Incentive Plan (incorporated by reference to exhibit 10.18 filed with the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-67350) on November 14, 2001)

10.24	Employee Stock Purchase Plan (incorporated by reference to exhibit 10.19 filed with the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-67350) on November 14, 2001)

10.25	Form of Stock Option Agreement under the 2007 Stock Option Plan (incorporated by reference to exhibit 10.2 filed with the Registrant’s Registration Statement on Form S-8 on November 21, 2007)

10.26	Loan Agreement and Promissory Note, dated May 6, 2008 between the Company and Al Rajhi Holdings WLL (incorporated by reference to exhibit 4.5 filed with the Registrant’s Current Report on Form 8-K on May 15, 2008)

10.27	Loan Agreement and Promissory Note, dated August 19, 2008 between the Company and Toucan Partners LLC (incorporated by reference to exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q on August 19, 2008)

10.28	Loan Agreement and Promissory Note, dated October 1, 2008 between the Company and SDS Capital Group SPC, Ltd (incorporated by reference to exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q on November 19, 2008)

10.29	Warrant, dated October 1, 2008, between the Company and SDS Capital Group SPC, Ltd (incorporated by reference to exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q on November 19, 2008)

10.30	Loan Agreement and Promissory Note, dated October 21, 2008, between the Company and SDS Capital Group SPC, Ltd (incorporated by reference to exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q on November 19, 2008)

10.31	Form of Loan Agreement and Promissory Note, between the Company and a Group of Private Investors (incorporated by reference to exhibit 10.5 filed with the Registrant’s Quarterly Report on Form 10-Q on November 19, 2008)

10.32	Form of Warrant, between the Company and SDS Capital Group SPC. Ltd and a Group of Private Investors (incorporated by reference to exhibit 10.6 filed with the Registrant’s Quarterly Report on Form 10-Q on November 19, 2008)

10.33	Loan Agreement and Promissory Note, dated December 22, 2008, between the Company and Toucan Partners LLC (incorporated by reference to exhibit 10.62 filed with the Registrant’s Form 10-K on April 15, 2009)

10.34	Form of Warrant, dated December 22, 2008, between the Company and Toucan Partners LLC (incorporated by reference to exhibit 10.63 filed with the Registrant’s Form 10-K on April 15, 2009)

Exhibit Number	Description

10.35	Form of Securities Purchase Agreement, by and among the Company and Al Rajhi Holdings (incorporated by reference to exhibit 10.64 filed with the Registrant’s Form 10-K on April 15, 2009)

10.36	Securities Purchase Agreement, by and among the Company and a Group of Equity Investors (incorporated by reference to exhibit 10.65 filed with the Registrant’s Form 10-K on April 15, 2009)

10.37	Form of Warrant, between the Company and a Group of Equity Investors (incorporated by reference to exhibit 10.66 filed with the Registrant’s Form 10-K on April 15, 2009)

10.38	Form of Loan Agreement and Promissory Note, dated March 27 2009, between the Company and a Group of Private Lenders (incorporated by reference to exhibit 10.67 filed with the Registrant’s Form 10-K on April 15, 2009)

10.39	Amended and Restated Northwest Biotherapeutics, Inc. 2007 Stock Option Plan (incorporated by reference to Schedule 14A filed on December 3, 2013)

23.1	Consent of Peterson Sullivan LLP, Independent Registered Public Accounting Firm

23.2	Consent of Marcum LLP, Independent Registered Public Accounting Firm

31.1	Certification of the Principal Executive and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1	Certification of the Principal Executive and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from Northwest Biotherapeutics, Inc. Form 10-K for the year ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets at December 31, 2013 and December 31, 2012, (ii) Consolidated Statements of Operations for the years ended December 31, 2013 and 2012 and for the Cumulative Period from March 18, 1996 (inception) through December 31, 2013, (iii) Consolidated Statements of Comprehensive Loss for the years ended December 31, 2013 and 2012 and for the Cumulative Period from March 18, 1996 (inception) through December 31, 2013, (iv) Consolidated Statements of Changes in Stockholders’ Equity for the year ended December 31, 2013, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 and for the Cumulative Period from March 18, 1996 (inception) through December 31, 2013 and (vi) Notes to the Consolidated Financial Statements.

*	Confidential information in this exhibit has been omitted and filed separately with the SEC pursuant to a confidential treatment request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC. (Registrant)
Date: April 1, 2014	By:	/s/ Linda F. Powers
Linda F. Powers,
Chief Executive Officer (Principal Executive Officer
and Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Linda F. Powers	Chief Executive Officer (Principal	April 1, 2014
Linda F. Powers	Executive Officer and Principal
Financial and Accounting Officer))

/s/ Alton L. Boynton	Director	April 1, 2014
Alton L. Boynton

/s/ Robert A. Farmer	Director	April 1, 2014
Robert A. Farmer

/s/ Navid Malik	Director	April 1, 2014
Dr. Navid Malik

/s/ Jerry Jasinowski	Director	April 1, 2014
Jerry Jasinowski

S-1

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Northwest Biotherapeutics, Inc.

We have audited the accompanying consolidated balance sheet of Northwest Biotherapeutics, Inc. and Subsidiaries (a development stage company) (the “Company”) as of December 31, 2013, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity and cash flows for the year then ended and for the cumulative period from March 18, 1996 (inception) to December 31, 2013. The financial statements for the period from March 18, 1996 (inception) through December 31, 2012 were audited by other auditors. The financial statements for the period from March 18, 1996 (inception) to December 31, 2012 include total revenue and net loss of $3,541,000 and $319,098,000, respectively. Our opinion on the statements of operations, comprehensive loss, stockholders’ equity and cash flows for the period from March 18, 1996 to December 31, 2013, insofar as it relates to amounts through December 31, 2012 is based solely on the report of other auditors. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northwest Biotherapeutics, Inc. (a development stage company), as of December 31, 2013, and the results of its operations and its cash flows for the year then ended and the cumulative period from March 18, 1996 (inception) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s products are being developed and have not generated any significant revenues to date. As a result, the Company has incurred recurring operating and cash flow losses. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also disclosed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

New York, NY
April 1, 2014

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Northwest Biotherapeutics, Inc.

Bethesda, Maryland

We have audited the accompanying consolidated balance sheet of Northwest Biotherapeutics, Inc. and Subsidiaries (a development stage company) ("the Company") as of December 31, 2012, and the related consolidated statements of operations, comprehensive loss, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Northwest Biotherapeutics, Inc. and Subsidiaries (a development stage company) as of December 31, 2012, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ PETERSON SULLIVAN LLP

Seattle, Washington

April 8, 2013

F-2

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$18,499	$7,346
Prepaid expenses and other current assets	147	112
Total current assets	18,646	7,458

Property and equipment	231	232
Less accumulated depreciation and amortization	(148)	(137)
Property and equipment, net	83	95
Other non-current assets	55	17
Total assets	$18,784	$7,570

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable (includes related party of $3,619 and $3,397 as of December 31, 2013 and December 31, 2012, respectively)	$8,937	$8,165
Accrued expenses (includes related party of $5 and $28 as of December 31, 2013 and December 31, 2012, respectively)	842	589
Convertible notes, net (includes related party of $50 and $50 as of December 31, 2013 and December 31, 2012, respectively)	288	1,056
Notes Payable - in dispute	934	934
Warrant liability	8,688	-
Total current liabilities	19,689	10,744

Non-current liabilities:
Convertible notes payable, net	-	1,882
Total non-current liabilities	-	1,882

Total liabilities	19,689	12,626

Redeemable common stock ($0.001 par value); 1,444,788 and 1,869,770 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	8,913	11,017

Commitments and contingencies

Stockholders' deficit:
Preferred stock ($0.001 par value); 40,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	-	-
Common stock ($0.001 par value); 450,000,000 shares authorized; 45,666,315 and 24,676,058 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	46	25
Additional paid-in capital	375,213	303,190
Deficit accumulated during the development stage	(384,887)	(319,098)
Cumulative translation adjustment	(190)	(190)
Total stockholders' deficit	(9,818)	(16,073)
Total liabilities, redeemable common stock and stockholders' deficit	$18,784	$7,570

See accompanying notes to the consolidated financial statements

F-3

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

			Period from
	For the years ended December 31,		March 18, 1996 (Inception) to
	2013	2012	December 31, 2013
Revenues:
Research material sales	$-	$-	$580
Contract research and development from related parties	-	-	1,128
Research grants and other	809	772	2,642
Total revenues	809	772	4,350
Operating costs and expenses:
Cost of research material sales	-	-	382
Research and development	43,906	28,908	163,078
General and administration	12,364	15,675	103,363
Depreciation and amortization	12	14	2,389
Loss on facility sublease	-	-	895
Asset impairment loss	-	-	2,445
Total operating costs and expenses	56,282	44,597	272,552
Loss from operations	(57,473)	(43,825)	(268,202)
Other income (expense):
Valuation of reclassified equity instruments	-	491	16,071
Inducement expense	(10,599)	(9,103)	(37,936)
Accretion of redeemable securities	(31)	(2,042)	(2,073)
Change in fair value of derivatives	1,157	601	2,540
Gain on sale of intellectual property and property and equipment	-	-	3,664
Foreign exchange gain or loss	(1)	-	(1)
Interest expense	(842)	(13,442)	(55,848)
Interest income and other	-	-	1,707
Net loss	$(65,789)	$(67,320)	$(340,078)
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	-	-	(12,349)
Modification of Series A preferred stock warrants	-	-	(2,306)
Modification of Series A-1 preferred stock warrants	-	-	(16,393)
Series A preferred stock dividends	-	-	(334)
Series A-1 preferred stock dividends	-	-	(917)
Warrants issued on Series A and Series A-1 preferred stock dividends	-	-	(4,664)
Accretion of Series A preferred stock mandatory redemption obligation	-	-	(1,872)
Series A preferred stock redemption fee	-	-	(1,700)
Beneficial conversion feature of Series D preferred stock	-	-	(4,274)
Net loss applicable to common stockholders	$(65,789)	$(67,320)	$(384,887)

Net loss per share applicable to common stockholders - basic	$(2.00)	$(5.72)
Weighted average shares used in computing basic loss per share	32,865	11,759

See accompanying notes to the consolidated financial statements

F-4

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

			Period from
	For the years ended December 31,		March 18, 1996 (Inception) to
	2013	2012	December 31, 2013

Net loss	$(65,789)	$(67,320)	$(340,078)
Other comprehensive loss
Foreign currency translation adjustment	(190)	(40)	(190)
Total comprehensive loss	$(65,979)	$(67,360)	$(340,268)

See accompanying notes to the consolidated financial statements

F-5

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

								Deficit
								Accumulated
			Preferred Stock		Preferred Stock		Additional	During the	Cumulative	Total
	Common Stock		Series A	Series A-1			Paid-In	Development	Translation	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Adjustment	Equity (Deficit)

Balances at March 18, 1996	-	$-	-	$-	-	$-	$-	$-	$-	$-
Accretion of membership units mandatory redemption obligation	-	-	-	-	-	-	-	(106)	-	(106)
Net loss	-	-	-	-		-	-	(1,233)	-	(1,233)
Balances at December 31, 1996	-	-	-	-	-	-	-	(1,339)	-	(1,339)
Accretion of membership units mandatory redemption obligation	-	-	-	-	-	-	-	(275)	-	(275)
Net loss	-	-	-	-	-	-	-	(2,560)	-	(2,560)
Balances at December 31, 1997	-	-	-	-	-	-	-	(4,174)	-	(4,174)
Conversion of membership units to common stock	138	2	-	-	-	-	-	(2)	-	-
Accretion of Series A preferred stock mandatory redemption obligation	-	-	-	-	-	-	-	(329)	-	(329)
Net loss	-	-	-	-	-	-	-	(4,719)	-	(4,719)
Balances at December 31, 1998	138	2	-	-	-	-	-	(9,224)	-	(9,222)
Issuance of Series C preferred stock warrants for services related to sale of Series C preferred shares	-	-	-	-	-	-	394	-	-	394
Accretion of Series A preferred stock mandatory redemption obligation	-	-	-	-	-	-	-	(354)	-	(354)
Net loss	-	-	-	-	-	-	-	(5,609)	-	(5,609)
Balances at December 31, 1999	138	2	-	-	-	-	394	(15,187)	-	(14,791)
Issuance of Series C preferred stock warrants in connection with lease agreement	-	-	-	-	-	-	43	-	-	43
Exercise of stock options for cash	-	-	-	-	-	-	1	-	-	1
Issuance of common stock at $0.85 per share for license rights	-	-	-	-	-	-	4	-	-	4
Issuance of Series D preferred stock warrants in convertible promissory note offering	-	-	-	-	-	-	4,039	-	-	4,039
Beneficial conversion feature of convertible promissory notes	-	-	-	-	-	-	1,026	-	-	1,026
Issuance of Series D preferred stock warrants for services related to sale of Series D preferred shares	-	-	-	-	-	-	368	-	-	368
Issuance of common stock warrants in conjunction with issuance of promissory note	-	-	-	-	-	-	3	-	-	3
Cancellation of common stock	(17)	-	-	-	-	-	-	-	-	-
Accretion of Series A preferred stock mandatory redemption obligation	-	-	-	-	-	-	-	(430)	-	(430)
Net loss	-	-	-	-		-	-	(12,779)	-	(12,779)
Balances at December 31, 2000	121	2	-	-	-	-	5,878	(28,396)	-	(22,516)
Issuance of Series D preferred stock warrants in conjunction with refinancing of note payable to stockholder	-	-	-	-	-	-	225	-	-	225
Beneficial conversion feature of convertible promissory note	-	-	-	-	-	-	456	-	-	456
Beneficial conversion feature of Series D preferred stock	-	-	-	-	-	-	4,274	(4,274)	-	-
Issuance of Series D preferred stock warrants for services related to the sale of Series D preferred shares	-	-	-	-	-	-	2,287	-	-	2,287
Exercises of stock options and warrants for cash	72	1	-	-	-	-	407	-	-	408
Issuance of common stock in initial public offering for cash, net of offering costs of $2,845	250	4	-	-	-	-	17,151	-	-	17,155
Conversion of preferred stock into common stock	611	10	-	-	-	-	31,569	-	-	31,579
Series A preferred stock redemption fee	-	-	-	-	-	-	-	(1,700)	-	(1,700)
Issuance of stock options to nonemployees for services	-	-	-	-	-	-	45	-	-	45
Amortization of deferred compensation	-	-	-	-	-	-	314	-	-	314
Accretion of Series A preferred stock mandatory redemption obligation	-	-	-	-	-	-	-	(379)	-	(379)
Net loss	-	-	-	-	-	-	-	(10,940)	-	(10,940)
Balances at December 31, 2001	1,054	17	-	-	-	-	62,606	(45,689)	-	16,934
Issuance of unregistered common stock	63	1	-	-	-	-	199	-	-	200
Issuance of common stock, Employee Stock Purchase Plan	1	-	-	-	-	-	6	-	-	6
Issuance of common stock warrants to Medarex	-	-	-	-	-	-	80	-	-	80
Issuance of restricted stock to nonemployees	1	-	-	-	-	-	34	-	-	34
Issuance of stock options to nonemployees for service	-	-	-	-	-	-	57	-	-	57
Exercise of stock options and warrants for cash	2	-	-	-	-	-	18	-	-	18
Deferred compensation related to employee restricted stock option	6	-	-	-	-	-	-	-	-	-
Cancellation of employee restricted stock grants	(5)	-	-	-	-	-	-	-	-	-
Amortization of deferred compensation, net	-	-	-	-	-	-	350	-	-	350
Net loss	-	-	-	-	-	-	-	(12,804)	-	(12,804)
Balances at December 31, 2002	1,122	18	-	-	-	-	63,350	(58,493)	-	4,875
Issuance of unregistered common stock to Medarex	63	1	-	-	-	-	199	-	-	200
Issuance of unregistered common stock to Nexus	6	-	-	-	-	-	35	-	-	35
Issuance of common stock warrants to Medarex	-	-	-	-	-	-	80	-	-	80
Issuance of warrants with convertible promissory note	-	-	-	-	-	-	221	-	-	221
Beneficial conversion feature of convertible promissory note	-	-	-	-	-	-	114	-	-	114
Exercise of stock options and warrants for cash	1	-	-	-	-	-	-	-	-	-
Amortization of deferred compensation, net	-	-	-	-	-	-	240	-	-	240
Non-employee stock compensation	-	-	-	-	-	-	2	-	-	2
Net loss	-	-	-	-	-	-	-	(5,752)	-	(5,752)
Balances at December 31, 2003	1,192	19	-	-	-	-	64,241	(64,245)	-	15
Issuance of warrants with convertible promissory note	-	-	-	-	-	-	1,711	-	-	1,711
Beneficial conversion feature of convertible promissory note	-	-	-	-	-	-	1,156	-	-	1,156
Issuance of common stock, Employee Stock Purchase Plan	-	-	-	-	-	-	-	-	-	-
Cancellation of employee stock options	-	-	-	-	-	-	-	-	-	-
Amortization of deferred compensation, net	-	-	-	-	-	-	41	-	-	41
Warrant valuation	-	-	-	-	-	-	368	-	-	368
Net loss	-	-	-	-	-	-	-	(8,508)	-	(8,508)
Balances at December 31, 2004	1,192	19	-	-	-	-	67,517	(72,753)	-	(5,217)
Issuance of unregistered common stock and preferred stock to Toucan Capital	-	-	2,031	33	-	-	1,243	-	-	1,276
Issuance of stock options to non-employees for services	-	-	-	-	-	-	3	-	-	3
Issuance of warrants with convertible promissory note	-	-	-	-	-	-	1,878	-	-	1,878
Exercise of stock options and warrants for cash	3	-	-	-	-	-	4	-	-	4
Amortization of deferred compensation, net	-	-	-	-	-	-	7	-	-	7
Beneficial conversion feature of convertible promissory note	-	-	-	-	-	-	1,172	-	-	1,172
Common Stock warrant liability	-	-	-	-	-	-	(604)	-	-	(604)
Net loss	-	-	-	-	-	-	-	(9,937)	-	(9,937)
Balances at December 31, 2005	1,195	19	2,031	33	-	-	71,220	(82,690)	-	(11,418)
Issuance of common stock to PIPE Investors for cash, net of cash and non-cash offering costs of $837	2,467	39	-	-	-	-	4,649	-	-	4,688
Issuance of warrants to PIPE investment bankers	-	-	-	-	-	-	395	-	-	395
Conversion of notes payable due to Toucan Capital to Series A-1 preferred stock	-	-	-	-	301	5	7,702	-	-	7,707
Conversion of notes payable due to management to common stock	168	3	-	-	-	-	266	-	-	269
Issuance of warrants with convertible promissory notes	-	-	-	-	-	-	236	-	-	236
Exercise of stock options and warrants for cash	4	-	-	-	-	-	9	-	-	9
Exercise of stock options and warrants 0 cashless	246	4	-	-	-	-	(4)	-	-	-
Stock compensation expense	-	-	-	-	-	-	19	-	-	19
Beneficial conversion feature of convertible promissory note	-	-	-	-	-	-	64	-	-	64
Common Stock warrant liability	-	-	-	-	-	-	(6,523)	-	-	(6,523)
Net loss	-	-	-	-	-	-	-	(1,395)	-	(1,395)
Balances at December 31, 2006	4,080	65	2,031	33	301	5	78,033	(84,085)	-	(5,949)
Conversion of common stock at par related to the reverse stock split	(3,806)	(61)	-	-	-	-	61	-	-	-
Conversion of Series A and A-1 preferred stock into common stock	938	15	(2,031)	(33)	(301)	(5)	23	-	-	-
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	429	7	-	-	-	-	12,342	(12,349)	-	-
Modification of preferred stock Series A and Series A-1 warrants	-	-	-	-	-	-	18,699	(18,699)	-	-
Series A and Series A-1 preferred stock dividend payment	-	-	-	-	-	-	-	(1,251)	-	(1,251)
Warrants issued on Series A and Series A-1 preferred stock dividends	-	-	-	-	-	-	4,664	(4,664)	-	-
Issuance of common stock in initial public offering on the AIM London market for cash, net of offering costs of $3,965	987	16	-	-	-	-	25,870	-	-	25,886
Remeasurement of warrants issued in connection with convertible promissory notes	-	-	-	-	-	-	4,495	-	-	4,495
Remeasurement of beneficial conversion feature related to convertible promissory notes	-	-	-	-	-	-	1,198	-	-	1,198
Exercise of warrants - cashless	21	-	-	-	-	-	-	-	-	-
Stock compensation expense	-	-	-	-	-	-	2,679	-	-	2,679
Cumulative translation adjustment	-	-	-	-	-	-	-	-	(4)	(4)
Net loss	-	-	-	-	-	-	-	(21,247)	-	(21,247)
Balances at December 31, 2007	2,649	42	-	-	-	-	148,064	(142,295)	(4)	5,807
Stock issuance in exchange for license option	8	-	-	-	-	-	225	-	-	225
Exercise of stock options - cashless	2	-	-	-	-	-	1	-	-	1
Stock compensation expense	-	-	-	-	-	-	3,001	-	-	3,001
Issuance of warrants with promissory notes	-	-	-	-	-	-	1,017	-	-	1,017
Cumulative translation adjustment	-	-	-	-	-	-	-	-	(20)	(20)
Net loss	-	-	-	-	-	-	-	(22,331)	-	(22,331)
Balances at December 31, 2008	2,659	42	-	-	-	-	152,308	(164,626)	(24)	(12,300)
Exercise of stock options - cashless	1	-	-	-	-	-	-	-	-	-
Exercise of warrants - cashless	76	-	-	-	-	-	-	-	-	-
Issuance of common stock in private placements	149	2	-	-	-	-	1,391	-	-	1,393
Stock compensation expense	-	-	-	-	-	-	2,618	-	-	2,618
Debt Discount related to beneficial conversion	-	-	-	-	-	-	2,578	-	-	2,578
Warrants issued for services	-	-	-	-	-	-	1,645	-	-	1,645
Stock and warrants issued for services	229	3	-	-	-	-	2,916	-	-	2,919
Loan conversion	35	1	-	-	-	-	111	-	-	112
Loan conversion and conversion inducement	534	10	-	-	-	-	7,321	-	-	7,331
Cumulative translation adjustment	-	-	-	-	-	-	-	-	(25)	(25)
To adjust prior year rounding	(3)	-	-	-	-	-	(3)	-	-	(3)
Net loss	-	-	-	-	-	-	-	(26,954)	-	(26,954)
Balances at December 31, 2009	3,680	58	-	-	-	-	170,885	(191,580)	(49)	(20,686)

Stock compensation expense	-	-	-	-	-	-	2,004	-	-	2,004
Debt discount related to beneficial conversion and warrants	-	-	-	-	-	-	3,254	-	-	3,254
Stock and warrants issued for services	142	2	-	-	-	-	2,246	-	-	2,248
Interest extensions and warrant valuations	71	1	-	-	-	-	2,627	-	-	2,628
Issuance of common stock in private placements	320	6	-	-	-	-	3,832	-	-	3,838
Loan conversion and conversion inducement	358	6	-	-	-	-	6,406	-	-	6,412
Sale of warrants	-	-	-	-	-	-	90	-	-	90
Cumulative translation adjustment	-	-	-	-	-	-	-	-	(104)	(104)
Shares rounding	(1)	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(27,368)	-	(27,368)
Balance at December 31, 2010	4,570	73	-	-	-	-	191,344	(218,948)	(153)	(27,684)
Stock compensation expense	-	-	-	-	-	-	8,445	-	-	8,445
Debt discount related to beneficial conversion and warrants	-	-	-	-	-	-	4,267	-	-	4,267
Stock and warrants issued for services	503	8	-	-	-	-	5,369	-	-	5,377
Interest extensions and warrant valuations	-	-	-	-	-	-	797	-	-	797
Issuance of common stock in private placements	511	7	-	-	-	-	5,494	-	-	5,501
Loan conversion and conversion inducement	3,750	62	-	-	-	-	21,712	-	-	21,774
Reclassified equity instruments	-	-	-	-	-	-	(38,723)	-	-	(38,723)
Embedded derivitive liabilities reclassified	-	-	-	-	-	-	900	-	-	900
Cumulative translation adjustment	-	-	-	-	-	-	-	-	3	3
Net loss	-	-	-	-	-	-	-	(32,830)	-	(32,830)
Balance at December 31, 2011	9,334	150	-	-	-	-	199,605	(251,778)	(150)	(52,173)
Reclassification between common par and additional paid-in-capital	-	(140)	-	-	-	-	140	-	-	-
Loan conversion and conversion inducement	12,212	12	-	-	-	-	34,315	-	-	34,327
Stock and warrants issued for cash	5,000	5					13,917			13,922
Debt discount related to beneficial conversion and warrants	-	-	-	-	-	-	7,885	-	-	7,885
Re-classification of equity instruments, net	-	-	-	-	-	-	29,412	-	-	29,412
Stock and warrants issuances for accounts payable and accrued expenses	-	-	-	-	-	-	8,338	-	-	8,338
Stock and warrants issuances for accrued interest/interest expense	-	-	-	-	-	-	2,688	-	-	2,688
Stock and warrants issued for services	-	-	-	-	-	-	3,685	-	-	3,685
Stock compensation expense	-	-	-	-	-	-	3,203	-	-	3,203
Less: redeemable securities	(1,869)	(2)					2			-
Net loss	-	-	-	-	-	-	-	(67,320)	-	(67,320)
Cumulative translation adjustment	-	-	-	-	-	-	-	-	(40)	(40)
Balance at December 31, 2012	24,677	25	-	-	-	-	303,190	(319,098)	(190)	(16,073)
Exercise of warrants	347	1	-	-	-	-	594	-	-	595
Issuance of common stock in connection with conversion of notes payable	1,211	2	-	-	-	-	2,867	-	-	2,869
Stock and warrants issued for extension of redeemable securities	763	1	-	-	-	-	2,803	-	-	2,804
Adjustment for common stock no longer subject to redemption	424	1	-	-	-	-	1,863	-	-	1,864
Reclass of warrants to warrant liability	-	-	-	-	-	-	(217)	-	-	(217)
Conversion of accounts payable	4,720	5	-	-	-	-	16,964	-	-	16,969
Stock and warrants issued for cash	12,954	13	-	-	-	-	53,013	-	-	53,026
Reclassification between common par and additional paid-in-capital	-	(3)	-	-	-	-	3	-	-	-
Stock and warrants issued for services	570	1	-	-	-	-	2,340	-	-	2,341
Warrant liability recorded in connection with issuance of common stock	-	-	-	-	-	-	(5,602)	-	-	(5,602)
Offering Cost	-	-	-	-	-	-	(3,955)	-	-	(3,955)
Stock compensation expense	-	-	-	-	-	-	1,350	-	-	1,350
Net loss	-	-	-	-	-	-	-	(65,789)	-	(65,789)
Balance at December 31, 2013	45,666	$46	-	$-	-	$-	$375,213	$(384,887)	$(190)	$(9,818)

See accompanying notes to the consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

			Period from
	For the year ended December 31,		March 18, 1996 (Inception) to
	2013	2012	December 31, 2013
Cash Flows from Operating Activities:
Net Loss	$(65,789)	$(67,320)	$(340,078)
Reconciliation of net loss to net cash used in operating activities:			-
Depreciation and amortization	11	14	2,388
Amortization of deferred financing costs	-	-	320
Amortization of debt discount and accretion on redeemable securities	531	14,020	44,776
Change in fair value of derivatives	(1,157)	(601)	(2,540)
Accrued interest converted to stock	-	-	260
Accreted interest on convertible promissory note	-	-	1,484
Stock-based compensation costs	1,350	3,203	24,412
Stock and warrants issued for services	2,341	3,685	26,295
Inducement Expense	10,465	9,103	29,983
Valuation of reclassified equity contracts	-	(491)	(16,070)
Asset impairment loss and gain on sale of properties	-	-	(936)
Loss on facility sublease	-	-	895
Increase (decrease) in cash resulting from changes in assets and liabilities:
Prepaid expenses and other current assets	(35)	(18)	563
Accounts payable and accrued expenses	766	577	8,489
Related party accounts payable and accrued expenses	13,754	15,075	41,898
Deposits and other non-current assets	(37)	(1)	(39)
Accrued loss on sublease	-	-	(265)
Deferred rent	-	-	410
Net Cash used in Operating Activities	(37,800)	(22,754)	(177,755)
Cash Flows from Investing Activities:
Purchase of property and equipment, net	1	(31)	(5,123)
Proceeds from sale of property and equipment	-	-	258
Proceeds from sale of intellectual property	-	-	1,816
Proceeds from sale of marketable securities	-	-	2,000
Refund of security deposit	-	-	(3)
Transfer of restricted cash	-	-	(1,035)
Net Cash (used in) provided by Investing Activities	1	(31)	(2,087)
Cash Flows from Financing Activities:
Proceeds from issuance of redeemable securities	-	5,302	5,302
Repayment on redeemable securities	(240)	-	(240)
Proceeds from issuance of notes payable	-	-	7,980
Proceeds from issuance of convertible notes payable	-	13,181	38,414
Proceeds from issuance of notes payable to related parties	1,630	-	12,880
Repayment of note payable to related parties	(1,605)	-	(9,655)
Repayment of convertible promissory note	(499)	(2,193)	(3,761)
Borrowing under line of credit, Northwest Hospital	-	-	2,834
Repayment of line of credit, Northwest Hospital	-	-	(2,834)
Payment on capital lease obligations	-	-	(323)
Payments on note payable	-	-	(420)
Proceeds from issuance preferred stock, net	-	-	28,708
Proceeds from exercise of stock options and warrants	595	-	823
Proceeds from issuance common stock and warrants, net	53,026	13,857	125,958
Proceeds from sale of stock warrant	-	-	90
Payment of preferred stock dividends	-	-	(1,251)
Series A preferred stock redemption fee	-	-	(1,700)
Deferred financing costs	(3,955)	-	(4,274)
Net Cash provided by Financing Activities	48,952	30,147	198,531
Effect of exchange rates on cash and cash equivalents	-	(40)	(190)
Net increase (decrease) in cash and cash equivalents	11,153	7,322	18,499

Cash and cash equivalents at beginning of period	7,346	24	-
Cash and cash equivalent at end of period	$18,499	$7,346	$18,499

See accompanying notes to the consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,		Period from March 18, 1996 (Inception) to
	2013	2012	December 31, 2013
Supplemental disclosure of cash flow information - Cash paid during the period for interest	$-	$-	$1,879
Supplemental schedule of non-cash financing activities:
Equipment acquired through capital leases	-	-	285
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	-	-	12,349
Issuance of common stock in connection with conversion of notes payable	2,869	40,127	62,051
Issuance of common stock and warrants in connection with conversion of accounts payable	16,968	-	16,968
Issuance of redeemable common stock in connection with conversion of liabilities	-	3,673	3,673
Warrants issued on Series A and Series A-1 preferred stock dividends	-	-	4,664
Adjustment for common stock no longer subject to redemption	1,864	-	1,864
Reclass of warrants to warrant liability	217	-	217
Warrant liability recorded in connection with issuance of common stock	5,602	-	5,602
Liability for reclassified equity contracts	-	29,412	41,253
Accretion of mandatorily redeemable Series A preferred stock redemption obligation	-	-	1,872
Debt discount on promissory notes	-	7,913	27,414
Issuance of Series C preferred stock warrants in connection with lease agreement	-	-	43
Issuance of common stock to settle accounts payable	-	-	4
Liability for and issuance of common stock and warrants to Medarex	-	-	840
Issuance of common stock to landlord	-	-	35
Deferred compensation on issuance of stock options and restricted stock grants	-	-	759
Cancellation of options and restricted stock	-	-	849
Financing of prepaid insurance through note payable	-	-	491
Stock subscription receivable	-	-	480
Modification of Series A preferred stock warrants	-	-	2,306
Modification of Series A-1 preferred stock warrants	-	-	16,393
Conversion of convertible promissory notes and accrued interest to Series A-1 preferred stock	-	-	7,707
Conversion of convertible promissory notes and accrued interest to Series D preferred stock	-	-	5,324
Conversion of debt to accounts payable	-	1,428	1,428
Conversion of convertible promissory notes and accrued interest to stock	-	-	269

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

The Company’s platform technology, DCVax, is currently being tested for the treatment of certain types of cancers through clinical trials in the United States and Europe that are in various phases. The Company is considered to be a development stage company and, as such, the Company’s financial statements are prepared in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 915 “Development Stage Entities.” The Company is subject to all of the risks and uncertainties associated with development stage biotech companies.

2.	Liquidity and Financial Condition

The Company used approximately $37.8 million of cash in its operating activities for the year ended December 31, 2013 and has used $177.8 of cash in its operating activities since inception. The Company incurred a $65.8 million aggregate combined cash and non-cash loss for the year ended December 31, 2013, including $13.5 million of net aggregate non-cash charges for the non-cash interest associated with the accretion of our convertible notes discount, stock based compensation, a mark to market charge for the change in the fair value of our derivative financial instruments, and the fair value of warrants issued to certain holders of the Company’s redeemable common shares in exchange for an extension of their optional redemption dates.

The Company had cash and cash equivalents of $18.5 million as of December 31, 2013, and current assets less accounts payable and accrued expenses and notes payable of approximately $7.6 million at December 31, 2013. The Company owes an aggregate of $3.7 million of trade liabilities and convertible notes to related parties. The Company was also subject to the possibility of having to redeem up to 1.4 million common shares at premiums ranging from 15% to 25% of the original purchase price of $4.80 per share. The issuance of these redeemable shares, during the year ended December 31, 2012 resulted in proceeds to the Company of approximately $5.3 million. These redeemable securities were classified as temporary equity instruments in the accompanying balance sheet as of December 31, 2013. These shares were redeemable at the option of the security holders at various times through May 2014. At December 31, 2013, the Company had negotiated various extensions, but as a result of the Company’s common stock price rising above the redemption price during the first quarter of 2014, only 0.3 million of the original 1.8 million potential redemption shares remain eligible for redemption.

The Company has funded its operations to date principally by raising capital through issuances of debt and equity securities to both third party and related party investors. The Company completed several significant financing transactions during the years ended December 31, 2012 and 2013. In 2012, the Company raised approximately (i) $13.9 million of net proceeds through issuances of common shares, (ii) $5.3 million through issuances of redeemable common shares, and (iii) $13.2 million through the issuance of convertible notes. In 2013, the Company raised approximately (i) $49.1 million of net proceeds through issuances of common shares, and (ii) $2.2 million of proceeds from ancillary warrant exercises and short-term related party financing transactions.

The Company, as a development stage enterprise, needs to continue raising substantial capital in order to sustain its current operating activities and pursue its longer term business objectives of funding clinical trials and drug development initiatives that could lead to the commercialization of its products. Although management believes that the Company will have access to capital resources, the Company has no commitments for any further financing at this time. There is also no assurance that the Company will be successful in its efforts to obtain additional capital on commercially acceptable terms if at all, or that the successful completion of any financing transaction will enable the Company to become a profitable enterprise. If the Company is unable to raise additional capital it may have to undertake various initiatives to conserve capital resources which could include, but not necessarily be limited to, reducing operating expenses, suspending its product development initiatives, and/or significantly curtailing its overall operations. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to the carrying amounts of the Company assets or liabilities that might become necessary should the Company be unable to continue as a going concern.

In order to continue with the Company’s current activities under the DCVax®-L program and the DCVax®-Direct program, the Company will have to obtain substantial amounts of further funding. The Company’s ongoing funding requirements will depend on many factors, including the extent to which the Company realizes and draws upon various sources of non-dilutive funding. One such source of non-dilutive funding is a $5.5 million German grant awarded on May 1, 2012, by the German government through its Saxony Development Bank. The grant will provide funding on a matching basis for up to 50% of the costs incurred by the Company for the DCVax-L clinical trial and manufacturing in Germany. The Company anticipates beginning to draw upon the grant in the next several months.

On July 31, 2013, Cognate BioServices, Inc. (“Cognate”), a related party supplier (see Note 9), agreed to convert an aggregate of $11.6 million in accounts payable into shares of common stock (“Conversion Transaction”) at a conversion price of $4.00 per share, which resulted in the issuance in August 2013, of 2.9 million shares of common stock, subject to most favored nation treatment with respect to the terms provided to any other investors or creditors (including with respect to any warrants). The conversion shares are subject to a lock-up period of at least 18 months from the date of their issuance, on market based terms. Under the lock-up, the shares cannot be sold or traded on the market. The conversions and the lock-up terms are subject to most favored nation treatment with respect to the terms provided to any other investors or creditors (including with respect to any warrants). As of December 31, 2013, the contracts implementing these agreements are in process. The fair value of the common stock on the date of this transaction converting $11.6 million in accounts payable owed to Cognate was $10.3 million. Prior to this Conversion Transaction, Cognate had been entitled to receive 4.2 million shares of NW Bio common stock and 2.1 million warrants in exchange for the $11.6 million in payables owed to Cognate, and entitled to most favored nation treatment on its conversions with respect to the terms provided to any other investors or creditors (including with respect to any warrants); however, Cognate agreed to defer the warrants and the most favored nation treatment until the parties negotiated new or revised agreements to cover the expanded scope of manufacturing and related services needed for the Company’s expanded DCVax-L clinical program, DCVax-Direct clinical program and other programs. These new or revised agreements were in process at December 31, 2013.

On January 17, 2014, the Company entered into the following agreements (collectively, the “Cognate Agreements” or the “Agreements”) with Cognate for manufacturing and related services for our DCVax® products:

• a DCVax®-L Manufacturing and Services Agreement;

• a DCVax®-Direct Manufacturing and Services Agreement;

• an Ancillary Services Agreement; and

• a Manufacturing Expansion Services Agreement.

Together, these Agreements provide for substantial expansion of manufacturing capacity for the Company’s programs, in multiple regions, as well as development of the necessary systems and logistics, and other near-term and long-term preparations, for large scale scale-up of the Company’s programs. These Agreements include most favored nation treatment with respect to the terms provided to any other investors or creditors (including with respect to any warrants).

The Company also entered into a Lock-Up Agreement with Cognate on January 17, 2014, under which Cognate agreed to have all of the shares that are issued as part of the milestone and initiation payments and the invoice conversions under the Cognate Agreements (collectively, the “Lock-Up Shares”) locked up for up to 30 months, in return for 15% warrant coverage for each 6-month period of lock-up, on the same terms as the warrants in the Cognate Agreements. During the lock-up, the Lock-Up Shares may not be sold or traded on the market. These lock-up terms are subject to the same most favored nation treatment as provided in the Cognate Agreements as described above. The Company also agreed to extend the exercise period of all current and past warrants held by or on behalf of Cognate for three additional years from their existing expiration dates or from the date of the extension.

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

3.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company were prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) and include the assets, liabilities, revenues and expenses of the Company’s majority-owned subsidiaries over which the Company exercises control. Intercompany transactions and balances were eliminated in consolidation. The first of the Company's European subsidiaries was established in Switzerland during the third quarter of 2007 and the second subsidiary was established in Germany during the fourth quarter of 2011. The German subsidiary is wholly-owned. The Company contributed 95% of the initial share capital in the Swiss subsidiary and Cognate, a related party to the Company, contributed the remaining 5%.

Cash and Cash Equivalents

Cash consists of funds deposited in checking accounts. While cash held by financial institutions may at times exceed federally insured limits, management believes that no material credit or market risk exposure exists due to the high quality of the institutions that have custody of the Company’s funds. The Company has not incurred any losses on such accounts.

Foreign Currency Translation

For operations outside the U.S. that prepare financial statements in currencies other than U.S. dollars, we translate the financial statements into U.S. dollars. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end of period exchange rates, except for equity transactions and advances not expected to be repaid in the foreseeable future, which are translated at historical cost. The effects of exchange rate fluctuations on translating foreign currency assets and liabilities into U.S. dollars are accumulated as a separate component in other comprehensive loss.

Revenue Recognition

The Company recognizes revenue in accordance with the terms stipulated under the patient service contract. In various situations, the Company receives certain payments for DCVax®-L for patient treatment. These payments are non-refundable, and are not dependent on the Company’s ongoing future performance. The Company has adopted a policy of recognizing these payments as revenue when received.

Use of Estimates

In preparing financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Due to inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions. These estimates and assumptions include valuing equity securities in share-based payment arrangements, estimating the fair value of equity instruments recorded as derivative liabilities, and estimating the useful lives of depreciable assets and whether impairment charges may apply.

Research and Development Costs

Research and development costs are charged to operations as incurred and consist primarily of clinical trial costs, related party manufacturing cost, consulting costs, contract research and development costs, and compensation costs. For the year ended December 31, 2013 and for the period from March 18, 1996 (inception) through December 31, 2013, the Company recognized $43.9 million and $163.1 million, respectively, of research and development costs (cash and non-cash combined). For the year ended December 31, 2012, the Company recognized $28.9 million of research and development costs.

Fair Value of Financial Instruments

The fair value of financial instruments other than liabilities payable to related parties approximate the recorded value based on the short term nature of these financial instruments. The fair value of derivative liabilities is measured using a binomial model or Monte Carlo simulation depending on the complexity of the derivative (Note 4).

Warrant Liability

The Company accounts for the 5,288,596 common stock warrants outstanding in accordance with the guidance contained in ASC 815-40-15-7D, "Contracts in Entity's Own Equity" whereby under that provision they do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company's statements of operations. The fair value of the warrants issued by the Company in connection the Conversion Transaction has been estimated using a Monte Carlo simulation.

Income Taxes

The Company recognizes income taxes on an accrual basis based on tax positions taken or expected to be taken in its tax returns. A tax position is defined as a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions are recognized only when it is more likely than not (i.e., likelihood of greater than 50%), based on technical merits, that the position would be sustained upon examination by taxing authorities. Tax positions that meet the more likely than not threshold are measured using a probability-weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement. Income taxes are accounted for using an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. A valuation allowance is established to reduce deferred tax assets if all, or some portion, of such assets will more than likely not be realized. Should they occur, our policy is to classify interest and penalties related to tax positions as income tax expense. Since our inception, no such interest or penalties have been incurred, however prior to 1998 the Company was a limited liability company and the Company’s tax losses and credits generally flowed directly to the members.

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

Stock-based compensation expense was as follows for the twelve months ended December 31, 2013 and 2012 (in thousands):

	Year Ended December 31,
	2103	2012
Research and development	$203	$460
General and administrative	1,147	2,743
Total stock- based compensation expense	$1,350	$3,203

The assumptions used to estimate the fair value of awards granted for the periods presented are noted as follows. Expected volatility is based on the separate historical volatility of the market prices of our common stock over the most recent period commensurate with the estimated expected life of the award. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant. In 2011, the Company granted stock options and valued such options using the following assumptions: risk free interest rate – 2.27%, volatility – 193.5%, expected term - 7 years, expected dividends - N/A.

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

Operating costs - Operating costs and expenses consist primarily of research and development expenses, including clinical trial expenses which arise when we are actively participating in clinical trials, and general and administrative expenses.

Research and development - Discovery and preclinical research and development expenses include scientific personnel related salary and benefit expenses, stock-based compensation, costs of laboratory supplies used in our internal research and development projects, travel, regulatory compliance, and expenditures for preclinical and clinical trial operation and management when we are actively engaged in clinical trials.

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

General and administration - General and administration expenses include administrative personnel related salary and benefit expenses, cost of facilities, insurance, travel, legal support, property and equipment depreciation, stock-based compensation, and amortization of debt discounts, inducement expenses and beneficial conversion costs associated with the Company’s debt financing.

Reclassifications

Certain reclassifications have been made to prior period financial statements and footnotes in order to conform to the current period's presentation.

Redeemable Securities

We account for redeemable common stock in accordance with ASC 480-10-S99-3A, “Classification and Measurement of Redeemable Securities”, which provides that securities that are optionally redeemable by the holder for cash or other assets are classified outside of permanent equity in temporary equity.

Reclassified Equity Contracts

The Company accounts for potential shares that can be converted to common stock and if converted, will be in excess of authorized shares, as a liability that is recorded on the balance sheet (at fair value) only until the authorized number of shares is increased (at which time the whole liability will be re-measured, with changes in value included in other income / (expense), and then reclassified to additional paid-in capital). The Company has no such shares at present. When the Company had such a situation in the past, the value of the liability was computed by valuing the securities that management believed were most likely to be converted. This liability was revalued at each reporting date with any change in value included in other income/(expense) until such time as enough shares were authorized to cover all potentially convertible instruments.

Cash in Custody Account

In September, 2013, the Company and Cognate jointly considered acquiring certain intellectual property that involved biologics and did not involve dendritic cells. The Company and Cognate established a custodial account to hold funds for the potential acquisition while they pursued further information and analyses. The Company provided $4.5 million for the account (under which it is free to withdraw its funds at any time before completing the acquisition, in its sole discretion). Cognate provided nearly $2 million for the account, and also incurred nearly $1 million of due diligence costs, legal and consulting fees, and other expenses relating to the potential acquisition. As of September 30, 2013, the parties were still analyzing the information about the intellectual property and the costs involved both currently and going forward, and the Company had not yet decided whether it would ultimately proceed with participation in the acquisition. Thereafter, in October, 2013, based upon the further information and analyses obtained relating to the scope and condition of the assets, and the significant amount of additional funding, development work and time that will be required to develop the assets, as well as the current funding needs of the Company’s existing DCVax programs, the Company decided not to proceed with participation in the acquisition. Instead, the Company used its funds to pay payables (including $4.5 million of the payables owed to Cognate) relating to its existing DCVax programs. Cognate decided to continue proceeding. The Company incurred approximately $0.3 million of due diligence costs in connection with this transaction.

Subsequent Events

The Company follows the provisions of ASC Topic 855-10, “Subsequent Events,” relating to subsequent events.  This guidance establishes principles and requirements for subsequent events.  This guidance defines the period after the balance sheet date during which events or transactions that may occur would be required to be disclosed in a company’s financial statements.  The Company has evaluated subsequent events up to the date of filing of its Annual Report on Form 10-K for the year ended December 31, 2013 (see Note 14).

Recent and Adopted Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

4. Fair Value Measurements

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy.

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those assets and liabilities as of December 31, 2013 and December 31, 2012 (in thousands):

Fair value measured at December 31, 2013
	Total carrying	Quoted prices in active	Significant other	Significant
	value at December 31,	markets	observable inputs	unobservable inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$8,688	$-	$-	$8,688

Fair value measured at December 31, 2012
	Total carrying	Quoted prices in active	Significant other	Significant
	value at December 31,	markets	observable inputs	unobservable inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$-	$-	$-	$-

There were no transfers between Level 1, 2 or 3 during the year ended December 31, 2013.

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

Changes in Level 3 liabilities measured at fair value for the period ended December 31, 2013 and at December 31, 2012 were as follows (dollars in thousands):

Balance – December 31, 2012	$-
2,116,064 warrants issued on July 31, 2013	3,576
3,172,532 warrants issued during 4th quarter	6,269
Change in fair value of warrant liability	(1,157)
Balance – December 31, 2013	$8,688

A summary of quantitative information with respect to valuation methodology, estimated using a Monte Carlo simulation, and significant unobservable inputs used for the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy for the year ended December 31, 2013 is as follows:

Date of valuation	July 31, 2013	November 25, 2013	December 2, 2013	December 19, 2013	December 31, 2013
Dividend yield (per share)	0%	0%	0%	0%	0%
Strike price	$4.00	$6.00	$4.00	$4.00	$2.40 - $6.00
Volatility (annual)	80.26%	77.18%	77.18%	77.66%	77.66%
Risk-free rate	1.39%	1.37%	1.37%	1.55%	0.75% to 1.71%
Expected life (years)	5.0	5.0	5.00	5.00	2.66 - 4.97

The Warrant liability at July 31, 2013, December 2, 2013, December 19, 2013, and December 31, 2013, originated in connection with the warrants issued to Cognate. The warrant liability at November 25, 2013 originated in connection with the warrants issued to investors in the Company’s underwritten public offering.

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s Management.

5.	Stock-based Compensation

Compensation expense for all stock-based awards is measured on the grant date based on the fair value of the award and is recognized as an expense, on a straight-line basis, over the employee's requisite service period (generally the vesting period of the equity award). The fair value of each option award is estimated on the grant date using a Black-Scholes option valuation model. Stock-based compensation expense is recognized only for those awards that are expected to vest using an estimated forfeiture rate. The Company estimates pre-vesting option forfeitures at the time of grant and reflects the impact of estimated pre-vesting option forfeitures in compensation expense recognized. For options and warrants issued to non-employees, the Company recognizes stock compensation costs utilizing the fair value methodology over the related period of benefit. During the fourth quarter of 2013, the Company ceased amortizing performance based awards because the achievement of such vesting criteria was not probable.

Stock-based compensation expense was as follows for the years ended December 31, 2013 and 2012 (in thousands):

	Year Ended
	December 31,
	2013	2012
Research and development	$203	$460
General and administration	1,147	2,743
Total stock-based compensation expense	$1,350	$3,203

Stock Option Plans

The Company has an employee stock option plan (“2007 Stock Option Plan”) under which 2,250,000 shares had been reserved for issuance as of December 31, 2012.  As of December 31, 2013, the number of shares authorized for issuance under the 2007 Stock Option Plan is 9,422,221 of which 1,551,000 shares have been reserved for issuance pursuant to outstanding stock options (see below).

Stock Option Activity

A summary of stock option activity for 2013 is as follows (shares in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Average Remaining Contractual Life	Average Intrinsic Value
Outstanding at December 31, 2012	1,551	$10.56	$10.56	5.60	$-
Granted	-	-	-	-	-
Expired	-	-	-	-	-
Forfeited	-	-	-	-	-
Outstanding at December 31, 2013	1,551	$10.56	$10.56	4.56	$-
Exercisable as of December 31, 2013	997			4.63

Additional information regarding stock options outstanding and exercisable at December 31, 2013 is as follows (in thousands, except option price and weighted average exercise price):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 8.80 - 9.60	105	5.64	$8.80	105	$8.80
$ 9.76 - 33.60	1,446	4.50	10.72	892	10.72
Total	1,551	4.58	$10.59	997	$10.59

Options granted under the Plan are generally priced at or above the estimated fair value of the Company’s common stock on the date of grant and generally vest between two and three years. Compensation expense, if any, is charged over the period of vesting. All options, if not previously exercised or canceled, expire ten years from the date of grant, or the expiration date specified in the individual option agreement, if earlier.

The Company granted no options for the years ended December 31, 2013 and 2012. There were also no exercises of options during the year ended December 31, 2013. The Company’s policy, in the event of exercise, is to issue new shares to fulfill the requirements for options that are exercised. There is no unrecognized compensation cost as of December 31, 2013.

6.	Notes Payable

The Company has issued a series of notes from which the proceeds were used to finance operations. Certain of the note conversion options were issued concurrently issued with detachable warrants to purchase common stock. The Company analyzes conversion features embedded in convertible notes to determine whether such conversion features should be bifurcated from the notes as the host contract and accounted for as if they were separate derivative financial instruments.

For convertible notes in which the conversion option does not require bifurcation from the host contract, the Company allocates the proceeds received between the notes and the warrants using (i) the relative fair value method if the warrants qualify for equity classification, or (ii) the residual method if the warrants require liability classification at current fair value. The Company further analyzes the difference between (a) the effective conversion price embedded in the notes based on the allocation of proceeds and (b) the commitment date fair value of the underlying common stock to determine whether the conversion feature is beneficial. The aggregate discount resulting from (a) the initial allocation of the proceeds to the notes, plus (b) the beneficial conversion feature, if any, is accreted over the remaining term of the notes using the effective interest method. The accretion is recorded as a component of interest expense in the consolidated statements of operations.

For the year ended December 31, 2013 and December 31, 2012, the Company received proceeds from the issuance of notes of $1.6 million and $13.2 million, respectively. The notes are from related parties, are currently past due and feature interest rates of up to 12%.

During the year ended December 31, 2012, the Company recorded an original issue discount relating to a beneficial conversion feature and detachable warrants issued with such notes of $7.9 million. The original issue discount was fully amortized during 2012 and recorded as a component of interest expense.

For the year ended December 31, 2013, the Company issued common stock and warrants in connection with converted notes and accounts payable of $2.9 and $17.0 million into approximately 5.8 million shares of common stock and 2.4 million warrants, resulting in inducement expense of $9.0 million. In 2012, the Company issued 7.5 million shares of common stock upon the contractual conversion of $27.8 million of notes payable, resulting in inducement expense of $9.1 million.

For the year ended December 31, 2013, the Company repaid $2.1 million of notes payable.

Notes payable consist of the following at December 31, 2013 and December 31, 2012 (in thousands):

	December 31,	December 31,
	2013	2012
Notes payable - current
12% unsecured originally due July 2011 - in dispute (1)	934	934
	934	934
Convertible notes payable, net - current
6% unsecured (2)	160	435
8% unsecured note due 2014	53	-
8% unsecured due April 2013	-	71
10% unsecured convertible note originally due November 2012 (net of discount of $0 in 2013 and $4 in 2012)	-	500
	213	1,006
Convertible Notes payable related party, net - current
6% due on demand (3)	75	50
	75	50
Long term convertible notes, net
8% unsecured (due 2014)	-	53
4% unsecured due September 2014 (net of discount of $415 in 2012)	-	419
8% unsecured due 2014 (net of discount of $114 in 2012)	-	1,410
	-	1,882
Total notes payable, net	$1,222	$3,872

All remaining principal payments due under the Company’s note obligations are payable during the year ending December 31, 2014.

(1) This $0.934 million note, which was originally due in July 2011 is currently under dispute with the creditor as to the validity of the note payable balance, which the Company believes has already been paid in full and is not outstanding.

(2) This $0.160 million consists of three separate 6% notes in the amounts of $0.110 million, $0.025 million and $0.025 million. In regard to the $0.110 million note, the Company has made ongoing attempts to locate the creditor to repay or convert this note, but has been unable to locate the creditor to date. In regard to each of the two $0.025 million notes, the respective holder has elected to convert these notes into equity, the Company has delivered the applicable conversion documents to the holder, and the Company is waiting for the holder to execute and return the documents.

(3) This $0.075 million demand note is held by officers of the Company. The holders have made no demand for payment, and are not expected to make a demand any time in the near term.

7. Reclassified Equity Contracts

The Company accounts for potential shares that can be converted to common stock and that if converted, will be in excess of authorized shares, as a liability that is recorded on the balance sheet (at fair value) only until the authorized number of shares is increased (at which time the whole liability will be re-measured, with changes in fair value included in other income (expense), and then reclassified to additional paid-in capital). The Company has no such shares at present. When the Company had such a situation in the past, the fair value of the liability was computed by valuing the securities that management believed were most likely to be converted. This liability was revalued at each reporting date with any change in fair value included in other income (expense) until such time as enough shares were authorized to cover all potentially convertible instruments.

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

8. Net Loss Per Share Applicable to Common Stockholders

Options, warrants, and convertible debt outstanding were all considered anti-dilutive for the twelve months ended December 31, 2013, and for the twelve months ended December 31, 2012, due to net losses.

The following securities were not included in the diluted net loss per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the years ended
	December 31,
	2013	2012
Common stock options	1,551	1,551
Common stock warrants	20,116	12,087
Convertible notes	89	765
Excluded potentially dilutive securities	21,756	14,403

9. Related Party Transactions

a. Cognate BioServices

In April, 2011, the Company entered into a new service agreement with Cognate, a contract manufacturing and services organization in which Toucan Capital is a substantial shareholder. In addition, two of the principals of Toucan Capital are members of Cognate’s board of directors and Linda Powers who is a director of Cognate and managing director of Toucan Capital is the Chairperson of the Company’s Board of Directors and Chief Executive Officer of the Company. This agreement replaced the agreement dated May 17, 2007 between the Company and Cognate, which expired. Under the service agreement, the Company agreed to continue to utilize Cognate’s services for certain consulting and manufacturing services to the Company for its ongoing DCVax®-L Phase III clinical trial for GBM brain cancer. The types of services are comparable to the prior agreement, and the structure and process for payments are simplified. Under the terms of the 2011 agreement, the Company pays Cognate a monthly facility fee and a fixed fee (in lieu of cost-plus charges) for DCVax product made for each patient in the clinical trial, subject to a specified minimum number of patients per month, plus charges for certain patient and product data services if such services are requested by the Company, and charges for the processes of technology transfer to third parties, training of such parties’ personnel, drafting of Standard Operating procedures (SOPs) tailored to such third parties, and collaboration to obtain regulatory approvals and certifications relating to the product and manufacturing. The current service agreement will expire on March 31, 2016. However, the Company’s DCVax-L program has greatly expanded, and during the last two years the Company has been requesting production levels for this program that are far in excess of the maximum manufacturing capacity for which the Company contracted in the 2011 agreement. In addition, during this period the Company has requested substantial development work on its DCVax-Direct product and has launched a large Phase I/II clinical trial with DCVax-Direct, which exceeds the program scope of the 2011 service agreement. Accordingly, the Company plans to enter into revised or new agreements with Cognate to provide for the expanded programs and manufacturing capacity utilization.

For the year ended December 31, 2013 the Company recognized approximately $25.4 million of research and development costs under these service agreements for that period as well as for certain one-time charges (including charges relating to start-up and changes in the Company’s programs). For the year ended December 31, 2012, the Company recognized approximately $16.5 million of research and development costs related to the service agreements. As of December 31, 2013 and December 31, 2012, the Company owed Cognate (including third party sub-contract amounts) approximately $3.6 million and $3.3 million.

The Company and Cognate entered into a DCVax-L Manufacturing Services Agreement effective January 17, 2014, and that Agreement followed and superseded Manufacturing Services Agreements in 2011 and 2007. Those Agreements contain certain provisions for fees in the event that the Company shuts down or suspends its DCVax-L clinical trial program during the Term of the Agreement.  During 2010, the Company curtailed its DCVax-L clinical trial program. However, the Company did not stop or suspend its DCVax-L program: the trial continued and the existing patients already enrolled in the trial continued to be treated; only additional new enrollment was curtailed.  Since the DCVax-L clinical trial program was not stopped or suspended, no fees were or are owed by the Company to Cognate for the shut down or suspension, as the Company did not shut down or suspend the DCVax-L clinical trial program.

Under the April 2011 Agreement, the Company was contingently obligated to pay a $2 million fee if the Company did stop or suspend its DCVax-L program.  This provision terminated with the January 17, 2014 DCVax®-L Manufacturing Services Agreement.

Under the January 17, 2014 DCVax®-L Manufacturing Services Agreement and the DCVax-Direct Agreement, a new set of provisions applies going forward to any shut down or suspension.  Under these provisions, the Company will be contingently obligated to pay certain fees to Cognate (in addition to any other remedies) if the Company shuts down or suspends its DCVax-L program or DCVax-Direct program.  For a shut down or suspension of the DCVax-L program, the fees will be as follows:

•	Prior to the last dose of the last patient enrolled in the Phase III trial for DCVax®-L or After the last dose of the last patient enrolled in the Phase III clinical trial for DCVax®-L but before any submission for product approval in any jurisdiction or After the submission of any application for market authorization but prior to receiving a marketing authorization approval: in any of these cases, the fee shall be $3 million.

•	At any time after receiving the equivalent of a marketing authorization for DCVax®-L in any jurisdiction, the fee shall be $5 million.

On July 31, 2013, Cognate, a related party supplier, agreed to convert an aggregate of $11.6 million in accounts payable into shares of common stock (“Conversion Transaction”) at a conversion price of $4.00 per share, which resulted in the issuance of 2.9 million shares of common stock, subject to most favored nation treatment with respect to the terms provided to any other investors or creditors (including with respect to any warrants). The conversion shares are subject to a lock-up period of at least 18 months from the date of their issuance, on market based terms. Under the lock-up, the shares cannot be sold or traded on the market. The conversions and the lock-up terms are subject to most favored nation treatment with respect to the terms provided to any other investors or creditors (including with respect to any warrants). The fair value of the common stock on the date of this transaction converting $11.6 million of accounts payable owed to Cognate was $10.3 million. Prior to this Conversion Transaction, Cognate had been entitled to receive 4.2 million shares of Company common stock and 2.1 million warrants in exchange for the $11.6 million in payables owed to Cognate, and entitled to most favored nation treatment on its conversions with respect to the terms provided to any other investors or creditors (including with respect to any warrants); however, Cognate agreed to defer the warrants and the most favored nation treatment until the parties negotiated new or revised agreements to cover the expanded scope of manufacturing and related services needed for the Company’s expanded DCVax-L clinical program, DCVax-Direct clinical program and other programs. As of December 31, 2013, the contracts implementing these agreements are in process. The revised contract was issued during the first quarter of 2014. The warrants contain most favored nation anti-dilution protection, and the Company classified these warrant instruments as liabilities at their fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company's statements of operations. The fair value of the warrants issued by the Company in connection with this transaction have been estimated using the Monte Carlo model.

In July 2013, the Company received a short-term loan of $0.6 million from Cognate. The short-term loan was paid-in-full during the third quarter of 2013.

In October and November 2013, the Company received short-term loans of $0.6 million from Cognate. The short-term loans were paid-in-full during December of 2013.

b. Toucan Capital and Toucan Partners

In March 2013, the Company received a short-term loan of $0.2 million from Toucan. The short-term loan was paid-in-full during the second quarter of 2013.

c. Other Related Parties

In March 2013, the Company received a short-term loan of $0.2 million from an executive officer. The short-term loan was paid-in-full during the second quarter of 2013.

10. Redeemable Common Stock

In October and November 2012, the Company issued 1.9 million shares of redeemable common stock, at a purchase price of $4.80 per share to accredited investors (collectively, the “Investors”) in separate private placement transactions and as part of conversions of most of the Company’s debt into equity. Total cash received amounted to $5.3 million and total conversions of debt into redeemable common stock amounted to $4.6 million (out of more than $36 million of debt converted at that time). These transactions were completed pursuant to a Securities Purchase Agreement (the “Agreement”) which the Company entered into with each respective investor. The Agreements for the redeemable common stock provide that such Investors can redeem the securities for cash at a premium to the original issuance ranging from 15% to 25%. The redemption provisions occurred within 9 months from the date of issuance.

The Company first assessed the redeemable common stock to determine if the instrument should be accounted for as a liability in accordance with ASC 480. As the put option is optionally redeemable by the holder, the common stock was not required to be accounted for as a liability. Next, the Company assessed the put option within the redeemable common stock as a potential embedded derivative pursuant to the provisions of ASC 815, “Derivatives and Hedging”, and concluded that the put option did not meet the net settlement criteria within the definition of a derivative. Therefore, the Company has accounted for the common stock issued pursuant to the Agreement in accordance with ASC 480-10-S99-3A, “Classification and Measurement of Redeemable Securities”, which provides that securities that are optionally redeemable by the holder for cash or other assets are classified outside of permanent equity in temporary equity. The 1.9 million shares of common stock issued pursuant to the Agreement were recorded as redeemable common stock at an initial carrying value of $8.9 million. The Company elected to record the common stock at its redemption value of $11.0 million, as if it were redeemable immediately and accordingly recorded accretion of $2.0 million to redeemable securities expense during the year ended December 31, 2012.

During the third quarter of 2013, the Company entered into a series of extension agreements, with a counterparty owning 520,833 redeemable shares, to extend the redemption date to October 4, 2013. In connection with these extensions, the Company issued 72,825 warrants with an exercise price of $4.00 and a 5 year term. The fair value of the warrants was determined using the Black-Scholes model with the following assumptions: risk free interest rate - 1.72%, volatility - 98.04%, expected term - 5 years, expected dividends- N/A. The fair value of the warrants amounted to $0.2 million and was charged to inducement expense. The warrants issued resulted in stockholders’ equity classification in accordance with the guidance contained in ASC 815-40-15-7D, "Contracts in Entity's Own Equity".

During the third quarter of 2013, the Company entered into a series of extension agreements, with a counterparty owning 366,667 redeemable shares, to extend the redemption date to November 20, 2013. In connection with this extension, the Company issued 30,000 restricted shares at a fair value of $3.46 per share based on the publicly quoted price of the Company’s common stock and recorded a conversion inducement expense of approximately $0.1 million.

During the third quarter of 2013, the Company entered into a series of extension agreements, with a counterparty owning 398,920 redeemable shares, to extend the redemption date to January 31, 2014 for no additional consideration.

During the fourth quarter of 2013, the Company entered into a series of extension agreements, with a counterparty owning 520,833 redeemable shares, to extend the redemption dates to February 25, 2014. In connection with these extensions, the Company issued 68,750 restricted shares. Upon the expiration of the redemption period, the Company has the option of paying cash for the balance due, if any, or entering into a 2 year convertible note for the balance. If the Company’s stock price is above the redemption price, then neither action will be necessary. The fair value of the restricted shares which amounted to $0.2 million and was charged to inducement expense.

During the fourth quarter of 2013, the Company redeemed 41,667 redeemable shares for $0.2 million. The common shares has not been cancelled as of March 30, 2014.

During the fourth quarter of 2013, 383,315 redeemable shares with a carrying value of $1.9 million were no longer redeemable and were reclassed to stockholders’ equity.

At December 31, 2013, the Company had negotiated various extensions, but as a result of the Company’s common stock price rising above the redemption price during the first quarter of 2014, only 0.3 million of the original 1.8 million potential redemption shares remain eligible for redemption.

11. Stockholders’ Deficit

a. Preferred Stock Issuances

During 2005, the Company issued 32,500,000 of Series A Preferred Stock for $1,276,000 and 4,817,000 of Series B Preferred Stock for no consideration. Such shares were converted into 938,250 shares of common stock in 2007.

b. Common Stock Issuances

Issuances of common stock during the years ended December 31, 2013 and 2012 were as follows (shares and dollars in thousands):

		Purchase/	Fair Value/
	Shares	Conversion	Proceeds/ Debt
	Issued	Price	Conversion
Issuance of shares to private investors	14	$5.00	$140
Conversion of notes payable	590	6.30	3,700
Conversion of accounts payable	3	5.11	15
Total 1st Quarter 2012	607	$6.24	$3,855
Issuance of shares to private investors	56	3.68	207
Conversion of notes payable	338	3.76	932
Shares issued for consulting services	1	4.00	3
Total 2nd Quarter 2012	395	$2.89	$1,142
Issuance of shares to private investors	222	5.11	1,135
Conversion of notes payable	1,080	2.94	3,172
Shares issued for consulting services	190	4.76	905
Total 3rd Quarter 2012	1,492	$3.49	$5,212
Issuance of shares to public and private investors (A)	4,575	3.86	17,675
Conversion of notes payable	10,127	3.17	32,152
Shares issued for consulting services	15	5.75	92
Total 4th Quarter 2012	14,717	$3.39	$49,919
Total For the Year Ended December 31, 2012	17,211	$3.49	$60,128
Shares and warrants issued for consulting services	236	3.75	883
Conversion of notes payable	359	2.60	934
Total 1st Quarter 2013	595	$3.06	$1,817
Shares issued for consulting services	179	3.62	645
Shares issued for cash	282	3.55	1,000
Shares and warrants issued for cash in financing transaction*	2,564	4.00	10,250
Issuance of shares for 2012 note payable conversion	37	-	-
Conversion of notes payable	316	2.90	916
Cashless warrants exercise	168	-	-
Total 2nd Quarter 2013	3,546	$3.61	$12,811
Shares issued for consulting services	14	6.96	97
Shares issued in connection with extension of redeemable securities redemption period	30	3.43	103
Shares and warrants issued for cash in financing transaction**	4,478	3.08	13,800
Conversion of accounts payable to Cognate	2,902	3.55	10,302
Issuance of shares for 2012 note payable conversion	164	-	-
Conversion of notes payable	185	2.61	482
Total 3rd Quarter 2013	7,773	$3.19	$24,785
Shares issued for consulting services	141	5.08	716
Shares issued in connection with extension of redeemable securities redemption period	733	3.68	2,701
Warrant exercises	179	3.33	595
Reclass of redeemable securities to stockholders' equity	424	4.40	1,864
Shares and warrants issued for cash in financing transaction***	5,631	4.44	25,021
Conversion of accounts payable to Cognate	1,818	3.67	6,667
Conversion of notes payable	150	3.58	537
Total 4th Quarter 2013	9,075	$4.20	$38,101
Total For the Year Ended December 31, 2013	20,990	$3.69	$77,513

(A) includes redeemable shares.

* The Company also issued 1,025,641 investors’ warrants exercisable for 1,025,641 shares of common stock. The warrants have an exercise price of $4.29 per share.

** The Company also issued 2,238,806 investors’ warrants exercisable for 2,238,806 shares of common stock. One half of the warrants have an exercise price of $3.90 per share, and the other half have an exercise price of $3.35 per share.

*** The Company also issued 2,815,104 investors’ warrants exercisable for 2,815,104 shares of common stock. The warrants have an exercise price of $6.00 per share.

1st Quarter 2013

During the quarter ended March 31, 2013, the Company issued 235,593 shares of common stock to existing stockholders in connection with an agreement with the stockholders and a consultant providing for advisory services. The shares of common stock were valued at the closing price of the Company’s common stock on the date issued and amounted to approximately $0.9 million.

For the quarter ended March 31, 2013, the Company converted $0.9 million of notes payable into approximately 359,000 shares. The fair value of the common stock on the date of these transactions was approximately $2.60 per share.

2nd Quarter 2013

During the quarter ended June 30, 2013, the Company issued a total of 178,504 shares of common stock to non-employees in exchange for services. The shares were fully vested and non-forfeitable on the date of issue and were therefore recorded as a charge to operations at their grant date fair value of $0.6 million.

In April 2013, the Company entered into an agreement with an institutional investor for $1.0 million in exchange for 281,690 shares of common stock at the closing market price of $3.55 per share.

In April 2013, the Company entered into an agreement with one healthcare-dedicated institutional investor for a registered direct placement of $10.0 million of common stock at $3.90 per share. The Company issued to the investor 2,564,103 shares of common stock and 1,025,641 common stock purchase warrants. The warrants have an exercise price of $4.29 per share and are exercisable beginning six months after closing, with a term of five years. The Company incurred offering costs amounting to $0.8 million in connection with this financing transaction. The warrants issued resulted in stockholders’ equity classification in accordance with the guidance contained in ASC 815-40-15-7D, "Contracts in Entity's Own Equity".

During the quarter ended June 30, 2013, the Company converted $0.9 million of notes payable into approximately 316,000 shares. The fair value of the common stock on the date of these transactions was approximately $2.90 per share.

During the quarter ended June 30, 2013, the Company issued an aggregate of 168,354 shares of common stock from the cashless exercise of warrants. The Company did not receive any proceeds from this cashless exercise.

3rd Quarter 2013

During the quarter ended September 30, 2013, the Company issued an aggregate of 14,326 shares of common stock to non-employees in exchange for services. The shares were fully vested and non-forfeitable on their dates of issue and were therefore recorded as a charge to operations at their grant date fair values. The aggregate grant date fair value of these shares amounted to approximately $0.1 million.

During the third quarter of 2013, the Company entered into a series of extension agreements, with a counterparty owning 366,667 redeemable shares, to extend the redemption date to November 20, 2013. In connection with this extension, the Company issued 30,000 restricted shares at a fair value of $3.46 per share based on the publicly quoted price of the Company’s common stock and recorded a conversion inducement expense of approximately $0.1 million.

On August 8, 2013, the Company entered into a securities purchase agreement with institutional investors for the sale of an aggregate of $15.0 million of units in a registered direct offering. Each unit consists of one share of common stock, warrant to purchase 0.25 of a share of common stock and one over-allotment warrant to purchase 0.25 of a share of common stock. The Company issued to the investors 4,477,612 shares of common stock and long-term warrants exercisable for 1,119,403 shares of common stock, with an exercise price of $4.00 per share, exercisable six months after closing with a term of five years after they are first exercisable. The Company also issued to the investors over-allotment warrants exercisable for 1,119,403 shares of common stock, with an exercise price of $3.35 per share and exercisable immediately with a term of one year. The Company incurred offering costs amounting to $1.2 million in connection with this financing transaction. The warrants issued resulted in stockholders’ equity classification in accordance with the guidance contained in ASC 815-40-15-7D, "Contracts in Entity's Own Equity".

During the third quarter ended September 30, 2013, the Company converted $10.3 million of accounts payable to Cognate into approximately 2,902,000 shares. The fair value of the common stock on the date of these transactions was approximately $3.55 per share.

During the third quarter ended September 30, 2013, the Company converted $0.5 million of notes payable into approximately 184,600 shares. The fair value of the common stock on the date of these transactions was approximately $2.60 per share. The Company also issued 164,155 shares for notes payable that were converted in 2012.

4th Quarter 2013

During the quarter ended December 31, 2013 the Company issued in aggregate 141,330 shares of common stock in exchange for consulting services. The fair value of the common stock on the date of this transaction was approximately $0.7 million.

During the quarter ended December 31, 2013, the Company issued an aggregate of 733,104 restricted shares of common stock in exchange for the extension of the redemption period. The fair value of the restricted shares was $3.68 per share based on the publicly quoted price of the Company’s common stock and the Company recorded a conversion inducement expense of approximately $2.7 million.

During the fourth quarter of 2013, the Company redeemed 41,667 redeemable shares for $0.2 million. The common shares has not been cancelled as of March 30, 2014.

During the fourth quarter of 2013, 383,315 redeemable shares with a carrying value of $1.9 million were no longer redeemable and were reclassed to stockholders’ equity.

During the quarter ended December 31, 2013, the Company issued an aggregate of 179,094 shares of common stock from the exercise of warrants previously issued. The Company received proceeds of approximately $0.6 million from the exercise of these warrants.

In November 2013, the Company entered into an underwriting agreement for a registered direct placement of $27.0 million of common stock at the closing market price of $4.80 per share. The Company issued 5,630,208 shares of common stock at $4.80 per share for gross proceeds of approximately $27.0 million. In connection with the offering, the Company issued warrants exercisable for 2,815,104 shares of common stock. The warrants have an exercise price of $6.00 per share and are exercisable beginning six months after closing, with a term of five years. The Company incurred offering costs amounting to $2.0 million in connection with this financing transaction. Net proceeds to the Company amounted to $25.0 million. The warrants have a five year term and the original exercise price was $6.00. The warrants contain “down round protection” and the Company classifies these warrant instruments as a liabilities at its fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company's statements of operations. The fair value of the warrants issued by the Company in connection with this transaction have been estimated using a Monte Carlo simulation.

During the quarter ended December 31, 2013, the Company converted accounts payable to Cognate and notes payable into approximately 1,818,000 and 150,000 shares, respectively. The fair value of the common stock on the date of these transactions was approximately $6.7 million and $0.5 million, respectively. The Company recorded $1.5 million of inducement expense related to the conversion of accounts payable.

c. Stock Purchase Warrants

Through December 31, 2013, the Company has issued warrants to strategic partners, consultants and investors with exercise prices ranging from $2.40 to $51.84 and exercise periods ranging from one to five years. Each warrant is exercisable into one share of common stock. The following is a summary of warrant activity for the twelve months ended December 31, 2013 and 2012:

	Number of	Weighted Average
	Warrants	Exercise Price
Outstanding as of December 31, 2011	3,568	$8.96
Issued in 2012	8,785	5.08
Expired in 2012	(267)	7.35
Outstanding as of December 31, 2012	12,086	$6.18
January 2013, warrants issued in exchange for services	109	6.40
Expired in first quarter of 2013	(18)	15.45
Outstanding as of March 31, 2013	12,177	$6.82
April 2013, warrants issued in connection with registered direct offering	1,026	4.29
April 2013, warrants issued to placement agent in connection with registered direct offering	128	4.29
Exercised on a cashless basis in second quarter of 2013	(168)	5.60
Expired in second quarter of 2013	(18)	12.00
Outstanding as of June 30, 2013	13,145	$6.78
July 2013, warrants issued in connection with conversion of Cognate accounts payable	2,116	4.00
August 2013, warrants issued in connection with registered direct offering	2,239	4.00
September 2013, warrants issued for extension of redeemable securities	73	4.00
Expired in third quarter of 2013	(19)	12.00
Outstanding as of September 30, 2013	17,554	$6.07
Warrants issued for service	74	5.00
October 2013, warrants issued in connection with registered direct offering*	2,815	6.00
September 2013, warrants issued for extension of redeemable securities	53	6.40
December 2013, warrants issued in connection with conversion of Cognate accounts payable*	240	4.00
Expired in fourth quarter of 2013	(441)	11.94
Exercised in fourth quarter of 2013	(179)	3.35
Outstanding as of December 31, 2013	20,116	$5.23

*The warrants contain “down round protection” and the Company classifies these warrant instruments as a liabilities at its fair value and adjusts the instruments to fair value at each reporting period.

12.	Commitments and Contingencies

On July 31, 2012, the Company entered into a non-cancelable operating lease for 7,097 square feet of office space in Bethesda, Maryland, which expires in March 2018. Rent expense for 2013 and 2012 amounted to $0.2 million and $0.2 million, respectively.

The Company’s future minimum lease payments are as follows as of December 31, 2013 (in thousands):

Office Leases
2014	$234
2015	300
2016	308
2017	318
Thereafter	81
Total	$1,241

13.	Income Taxes

There was no income tax benefit attributable to net losses for 2013 and 2012. The difference between actual tax provisions and taxes computed by applying the corporate rate of 40% in 2013 and 2012, respectively, is primarily the result of establishing a valuation allowance on the Company’s deferred tax assets arising primarily from tax loss carry forwards.

The tax effects of temporary differences and tax loss and credit carry forwards that give rise to significant portions of deferred tax assets and liabilities at December 31, 2013 and 2012 are comprised of the following (in thousands):

	As of December 31, 2013	As of December 31, 2012
Net operating loss carryforward	$99,058	$72,265
Research and development credit carry forwards	$4,048	$3,747
Stock based compensation and other	9,094	6,642
Gross deferred tax assets	112,200	87,618
Valuation Allowance	(112,200)	(87,618)
Deferred tax asset, net of allowance	$-	$-

At December 31, 2013, the Company had net operating loss carry forwards for income tax purposes of approximately $251 million and unused research and development tax credits of approximately $4.0 million available to offset future taxable income and income taxes, respectively, expiring in 2018 through 2033. The Company’s ability to utilize net operating loss and credit carry forwards is limited pursuant to the Tax Reform Act of 1986, due to cumulative changes in stock ownership in excess of 50% such that some net operating losses may never be utilized. The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the IRC has occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change. Any limitation may result in expiration of a portion of the NOL or research and development credit carryforwards before utilization. The tax years 2010 through 2013 remain open to examination by federal agencies and other jurisdictions in which the Company operates.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. The Company has determined that, based on objective evidence currently available, it is more likely than not that the deferred tax assets will not be realized in future periods. Accordingly, the Company has provided a valuation allowance for the full amount of the deferred tax assets at December 31, 2013 and 2012.

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

(dollars in thousands)

	For year ended December 31, 2013	For year ended December 31, 2012
Statutory federal income tax rate	34.0%	34.0%
State taxes, net of federal tax benefit	5.4%	6.0%
Change in fair value of warrant liability and other	-0.7%	0.0%
Change in valuation allowance	-38.7%	-40.0%
Income tax provision (benefit)	0.0%	0.0%

	For year ended December 31, 2013	For year ended December 31, 2012
Federal
Current	$-	$-
Deferred	(21,189)	(29,790)
State
Current	-	-
Deferred	(3,393)	(5,257)
Change in valuation allowance	24,582	35,047
Income tax provision (benefit)	$-	$-

14.	Subsequent Events

On January 17, 2014, the Company entered into the following agreements (collectively, the “Cognate Agreements” or the “Agreements”) with Cognate, a contract manufacturing and scientific services organization, for manufacturing and related services for our DCVax® products:

•	a DCVax®-L Manufacturing and Services Agreement;
•	a DCVax®-Direct Manufacturing and Services Agreement;
•	an Ancillary Services Agreement; and
•	a Manufacturing Expansion Services Agreement.

The Company previously announced its plans to enter into these Agreements, and certain key terms for the Agreements, in July 2013. However, due to other contractual obligations with third parties, the Company was restricted from proceeding with these Agreements until after January 10, 2014.

Together, these Agreements provide for substantial expansion of manufacturing capacity for the Company’s programs, in multiple regions, as well as development of the necessary systems and logistics, and other near-term and long-term preparations, for large scale scale-up of the Company’s programs. These Agreements include most favored nation treatment with respect to the terms provided to any other investors or creditors (including with respect to any warrants).

The Company also entered into a Lock-Up Agreement with Cognate on January 17, 2014, under which certain shares of the Company’s stock issued to Cognate under the Agreements will be subject to a lock-up for up to 30 months, as described below.

The DCVax®-L Manufacturing and Services Agreement replaces the prior manufacturing services agreement, dated April 1, 2011 (the “Prior Services Agreement”), between the Company and Cognate, and provides for manufacturing of DCVax®-L products for various cancers, including brain cancer, and related services.

Cognate also reached and completed several key milestones in the DCVax®-L program in early 2014, including in regard to expansion of manufacturing capacity in Germany, multi-country regulatory and institutional approvals for clinical distribution of DCVax®-L, site arrangements for substantial expansion of the clinical program, both the operational aspects and regulatory requirements (including certifications) for approval and launch of the Phase III trial in the U.K. and Germany, and others.

The DCVax®-L Manufacturing and Services Agreement provides for substantial expansion of the manufacturing capacity and services dedicated to the Company’s DCVax®-L products in connection with the expansion of the Company’s DCVax®-L program. This includes a substantial increase in the dedicated facilities and the number of production lots per month. The payment structure will remain the same as under the Prior Services Agreement, with payment of capacity fees for the amount of dedicated production capacity elected by the Company, and product lot production fees. The new contract provides the Company with the flexibility to elect the amounts of manufacturing capacity it wishes to obtain, specifying the minimum and maximum numbers of product lots per month. The Company will pay corresponding monthly capacity fees and product lot production fees (each subject to a minimum amount).

If the Company desires to start up, change or shut down a DCVax®-L program or facility, Cognate will prepare budgets for the capital expenditures required, in each case subject to the Company’s approval, and the Company will pay the approved budget amounts. If the Company elects to shut down, suspend or incur substantial delay in a DCVax®-L program in whole or in part, the Company will pay fees to cover costs associated with such a shutdown, suspension or substantial delay, the amount of which will depend on the stage of the program at the time of such shutdown, suspension or substantial delay. Under this Agreement, Cognate is also entitled to be made whole for any costs or adverse financial effects of payment delays by the Company, including any adverse tax effects.

In connection with the entry into the Cognate Agreements, the Company made the following issuances to Cognate.

In partial consideration for the DCVax®-L Manufacturing Services and in consideration for the completion of milestones by Cognate in the 1st quarter of 2014, and to cover the initiation of substantially expanded DCVax®-L manufacturing services following execution of the DCVax®-L Manufacturing and Services Agreement, the Company made a Milestone and Initiation Payment. Such payment is comprised of 1,020,273 shares of common stock of the Company and a warrant to purchase 486,802 shares of common stock of the Company. The warrants are exercisable at $4.00 per share, have an exercise period of five years from issuance, and a cashless exercise provision and most favored nation anti-dilution provisions.

In partial consideration for the completion of milestones by Cognate during the 1st quarter of 2014, and to cover the initiation of substantially expanded DCVax®-Direct manufacturing services following execution of the DCVax®-Direct Manufacturing and Services Agreement, the Company made a Milestone and Initiation Payment. Such payment is comprised of 1,683,451 shares of common stock of the Company and a warrant to purchase 803,224 shares of common stock of the Company. The warrants are exercisable at $4.00 per share, have an exercise period of five years from issuance, and a cashless exercise provision and most favored nation anti-dilution provisions.

In partial consideration for the Ancillary Services and the completion of milestones by Cognate during the 1st quarter of 2014, and to cover the initiation of a broad scope of Ancillary Services on an accelerated basis, the Company made a Milestone and Initiation Payment. Such payment is comprised of 1,326,355 shares of common stock of the Company and a warrant to purchase 632,843 shares of the common stock of the Company. The warrants are exercisable at $4.00 per share, have an exercise period of five years from issuance, and a cashless exercise provision and most favored nation anti-dilution provisions.

In partial consideration for the Manufacturing Expansion Services and to cover the initiation of a broad scope of Manufacturing Expansion Services on an accelerated basis, the Company made a Milestone and Initiation Payment. Such payment is comprised of 1,071,287 shares of common stock of the Company and a warrant to purchase 511,142 shares of the common stock of the Company. The warrants are exercisable at $4.00 per share, have an exercise period of five years from issuance, and a cashless exercise provision and most favored nation anti-dilution provisions.

Under the April 2011 Agreement, the Company was contingently obligated to pay a $2 million fee if the Company did stop or suspend its DCVax-L program.  This provision terminated with the January 17, 2014 DCVax®-L Manufacturing Services Agreement.

Under the January 17, 2014 DCVax®-L Manufacturing Services Agreement and the DCVax-Direct Agreement, a new set of provisions applies going forward to any shut down or suspension.  Under these provisions, the Company will be contingently obligated to pay certain fees to Cognate (in addition to any other remedies) if the Company shuts down or suspends its DCVax-L program or DCVax-Direct program.  For a shut down or suspension of the DCVax-L program, the fees will be as follows:

•	Prior to the last dose of the last patient enrolled in the Phase III trial for DCVax®-L or After the last dose of the last patient enrolled in the Phase III clinical trial for DCVax®-L but before any submission for product approval in any jurisdiction or After the submission of any application for market authorization but prior to receiving a marketing authorization approval: in any of these cases, the fee shall be $3 million.

•	At any time after receiving the equivalent of a marketing authorization for DCVax®-L in any jurisdiction, the fee shall be $5 million.

