Form 10-Q
period 2014-03-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2014-05-15
CIK 1072379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

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

As of May 14, 2014, the total number of shares of common stock, par value $0.001 per share, outstanding was 57,195,817.

NORTHWEST BIOTHERAPEUTICS, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Interim Financial Statements
	Condensed Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013	2
	Condensed Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2014 and 2013 and the period from March 18, 1996 (inception) to March 31, 2014	3
	Condensed Consolidated Statements of Comprehensive Loss (unaudited) for the three months ended March 31, 2014 and 2013 and the period from March 18, 1996 (inception) to March 31, 2014	4
	Condensed Consolidated Statement of Stockholders’ Equity (Deficit) for the three months ended March 31, 2014 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2014 and 2013 and the period from March 18, 1996 (inception) to March 31, 2014	6-7

	Unaudited Notes to Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 4.	Controls and Procedures	18

PART II - OTHER INFORMATION

Item 5.	Other Information	19

Item 6. Exhibits		20

SIGNATURES		21

Part I – Financial Information

Item 1. Financial Statements

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,230	$18,499
Prepaid expenses and other current assets	147	147
Total current assets	12,377	18,646

Property and equipment, net	80	83
Other non-current assets	55	55
Total assets	$12,512	$18,784

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable (includes related party of $1,055 and $3,619 as of March 31, 2014 and December 31, 2013, respectively)	$6,620	$8,937
Accrued expenses (includes related party of $6 and $5 as of March 31, 2014 and December 31, 2013, respectively)	756	842
Convertible notes, net (includes related party of $50 and $50 as of March 31, 2014 and December 31, 2013, respectively)	238	288
Investor deposit	1,400	-
Notes payable - in dispute	934	934
Derivative liability associated with warrants	33,624	8,688
Total current liabilities	43,572	19,689

Redeemable common stock ($0.001 par value); 0 and 1,444,788 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	-	8,913

Stockholders' equity (deficit):
Preferred stock ($0.001 par value); 40,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	-	-
Common stock ($0.001 par value); 450,000,000 shares authorized; 54,818,410 and 45,666,315 shares issued and outstanding as of March 31, 2014 and December 31, 2013 , respectively	55	46
Additional paid-in capital	400,003	375,213
Deficit accumulated during the development stage	(430,928)	(384,887)
Cumulative translation adjustment	(190)	(190)
Total stockholders' equity (deficit)	(31,060)	(9,818)
Total liabilities, redeemable common stock and stockholders' equity (deficit)	$12,512	$18,784

See accompanying notes to the unaudited condensed consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

			Period from
	For the three months		March 18, 1996
	ended March 31,		(Inception) to
	2014	2013	March 31, 2014
Revenues:
Research material sales	$-	$-	$580
Contract research and development from related parties	-	-	1,128
Research grants and other	-	137	2,642
Total revenues	-	137	4,350
Operating costs and expenses:
Cost of research material sales	-	-	382
Research and development	19,986	11,608	183,064
General and administration	3,693	2,470	107,056
Depreciation and amortization	3	3	2,392
Loss on facility sublease	-	-	895
Asset impairment loss	-	-	2,445
Total operating costs and expenses	23,682	14,081	296,234
Loss from operations	(23,682)	(13,944)	(291,884)
Other income (expense):
Valuation of reclassified equity instruments	-	-	16,071
Inducement expense	(5,251)	-	(43,187)
Accretion of redeemable securities	-	-	(2,073)
Change in fair value of derivatives	(16,984)	-	(14,444)
Gain on sale of intellectual property and property and equipment	-	-	3,664
Foreign exchange gain or loss	(2)	-	(3)
Interest expense	(122)	(450)	(55,970)
Interest income and other	-	-	1,707
Net loss	$(46,041)	$(14,394)	$(386,119)
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	-	-	(12,349)
Modification of Series A preferred stock warrants	-	-	(2,306)
Modification of Series A-1 preferred stock warrants	-	-	(16,393)
Series A preferred stock dividends	-	-	(334)
Series A-1 preferred stock dividends	-	-	(917)
Warrants issued on Series A and Series A-1 preferred stock dividends	-	-	(4,664)
Accretion of Series A preferred stock mandatory redemption obligation	-	-	(1,872)
Series A preferred stock redemption fee	-	-	(1,700)
Beneficial conversion feature of Series D preferred stock	-	-	(4,274)
Net loss applicable to common stockholders	$(46,041)	$(14,394)	$(430,928)

Net loss per share applicable to common stockholders - basic	$(0.88)	$(0.54)
Weighted average shares used in computing basic loss per share	52,377	26,710

See accompanying notes to the unaudited condensed consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

			Period from
			March 18, 1996
	For the three months ended		(Inception)
	March 31,		to March 31,
	2014	2013	2014
Net loss	$(46,041)	$(14,394)	$(386,119)
Other comprehensive loss
Foreign currency translation adjustment	-	-	(190)
Total comprehensive loss	$(46,041)	$(14,394)	$(386,309)

See accompanying notes to the unaudited condensed consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands)

	Common Stock		Additional Paid-	Accumulated	Cumulative Translation	Total stockholders'
	Shares	Amount	in Capital	Deficit	adjustment	equity (deficit)

Balance December 31, 2013	45,666	$46	375,213	$(384,887)	$(190)	$(9,818)

Issuance of common stock in exchange for services	5,340	5	4,022	-	-	4,027

Issuance of common stock for cash	32	-	224	-	-	224

Conversion of accounts payable to common stock and warrants	1,482	2	8,725	-	-	8,727

Conversion of note payable and accrued interest to common stock	70	-	217	-	-	217

Proceeds from warrants exercises	722	1	2,691	-	-	2,692

Cashless warrants exercises	41	-	-	-	-	-

Redemption of redeemable securities	1,445	1	8,912	-	-	8,913

Adjustment for issuance of common stock in 2012	20	-	-	-	-	-

Offering costs	-	-	(1)	-	-	(1)

Net loss	-	-	-	(46,041)	-	(46,041)

Balance as of March 31. 2014	54,818	$55	400,003	$(430,928)	$(190)	$(31,060)

See accompanying notes to the unaudited condensed consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

			Period from
	For the three months ended March 31,		March 18, 1996 (Inception) to
	2014	2013	March 31, 2014
Cash Flows from Operating Activities:
Net Loss	$(46,041)	$(14,394)	$(386,119)
Reconciliation of net loss to net cash used in operating activities:			-
Depreciation and amortization	3	3	2,391
Amortization of deferred financing costs	-	-	320
Amortization of debt discount and accretion on redeemable securities	-	368	44,776
Change in fair value of derivatives	16,984	-	14,444
Accrued interest converted to common stock	76	-	336
Accreted interest on convertible promissory note	-	-	1,484
Stock-based compensation costs	-	609	24,412
Stock and warrants issued for services	9,528	883	35,823
Inducement expense	5,251	-	35,234
Valuation of reclassified equity contracts	-	-	(16,070)
Asset impairment loss and gain on sale of properties	-	-	(936)
Loss on facility sublease	-	-	895
Increase (decrease) in cash resulting from changes in assets and liabilities:
Prepaid expenses and other current assets	-	73	563
Accounts payable and accrued expenses	277	299	8,766
Related party accounts payable and accrued expenses	3,363	5,085	45,261
Deposits and other non-current assets	-	-	(39)
Accrued loss on sublease	-	-	(265)
Deferred rent	-	-	411
Net Cash used in Operating Activities	(10,559)	(7,074)	(188,314)
Cash Flows from Investing Activities:
Purchase of property and equipment, net	-	-	(5,123)
Proceeds from sale of property and equipment	-	-	258
Proceeds from sale of intellectual property	-	-	1,816
Proceeds from sale of marketable securities	-	-	2,000
Refund of security deposit	-	-	(3)
Transfer of restricted cash	-	-	(1,035)
Net Cash used in Investing Activities	-	-	(2,087)
Cash Flows from Financing Activities:
Proceeds from issuance of redeemable securities	-	-	5,302
Repayment on redeemable securities	-	-	(240)
Proceeds from Investor deposit	1,400	-	1,400
Proceeds from issuance of notes payable	-	400	7,980
Valuation of reclassified equity contracts
Proceeds from issuance of convertible notes payable	-	-	38,414
Proceeds from issuance of notes payable to related parties	-	-	12,880
Repayment of note payable to related parties	-	-	(9,655)
Repayment of convertible promissory note	(25)	-	(3,786)
Borrowing under line of credit, Northwest Hospital	-	-	2,834
Repayment of line of credit, Northwest Hospital	-	-	(2,834)
Payment on capital lease obligations	-	-	(323)
Payments on note payable	-	(289)	(420)
Proceeds from issuance preferred stock, net	-	-	28,708
Proceeds from exercise of stock options and warrants	2,692	-	3,515
Proceeds from issuance common stock and warrants, net	224	-	126,182
Proceeds from sale of stock warrant	-	-	90
Payment of preferred stock dividends	-	-	(1,251)
Series A preferred stock redemption fee	-	-	(1,700)
Deferred financing costs	(1)	(10)	(4,275)
Net Cash provided by Financing Activities	4,290	101	202,821
Effect of exchange rates on cash and cash equivalents	-	-	(190)
Net increase (decrease) in cash and cash equivalents	(6,269)	(6,973)	12,230

Cash and cash equivalents at beginning of period	18,499	7,346	-
Cash and cash equivalent at end of period	$12,230	$373	$12,230

See accompanying notes to the unaudited condensed consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the three months ended March 31,		Period from March 18, 1996 (Inception) to
	2014	2013	March 31, 2014
Supplemental disclosure of cash flow information - Cash paid during the period for interest	$-	$-	$1,879
Supplemental schedule of non-cash financing activities:
Equipment acquired through capital leases	-	-	285
Issuance of common stock in connection with elimination of Series A and Series A-1 preferred stock preferences	-	-	12,349
Issuance of common stock in connection with conversion of notes payable and accrued expenses	140	-	62,192
Issuance of common stock and warrants in connection with conversion of accounts payable	5,926	-	22,894
Issuance of redeemable common stock in connection with conversion of liabilities	-	934	3,673
Warrants issued on Series A and Series A-1 preferred stock dividends	-	-	4,664
Reclass of redeemable security to equity	8,913	-	10,777
Reclass of warrants to warrant liability	-	-	217
Warrant liability recorded in connection with issuance of common stock	-	-	5,602
Liability for reclassified equity contracts	-		41,253
Accretion of mandatorily redeemable Series A preferred stock redemption obligation	-	-	1,872
Debt discount on promissory notes	-		27,414
Issuance of Series C preferred stock warrants in connection with lease agreement	-	-	43
Issuance of common stock to settle accounts payable	-	-	4
Liability for and issuance of common stock and warrants to Medarex	-	-	840
Issuance of common stock to landlord	-	-	35
Deferred compensation on issuance of stock options and restricted stock grants	-	-	759
Cancellation of options and restricted stock	-	-	849
Financing of prepaid insurance through note payable	-	-	491
Stock subscription receivable	-	-	480
Modification of Series A preferred stock warrants	-	-	2,306
Modification of Series A-1 preferred stock warrants	-	-	16,393
Conversion of convertible promissory notes and accrued interest to Series A-1 preferred stock	-	-	7,707
Conversion of convertible promissory notes and accrued interest to Series D preferred stock	-	-	5,324
Conversion of debt to accounts payable	-		1,428
Conversion of convertible promissory notes and accrued interest to stock	-	-	269

See accompanying notes to the unaudited condensed consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization and Description of Business and Recent Developments

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

Recent Developments

On January 17, 2014, the Company entered into the following agreements (collectively, the “Cognate Agreements” or the “Agreements”) with Cognate BioServices, Inc. (“Cognate”) for manufacturing and related services for our DCVax® products:

· a DCVax®-L Manufacturing and Services Agreement;

· a DCVax®-Direct Manufacturing and Services Agreement;

· an Ancillary Services Agreement; and

  a Manufacturing Expansion Services Agreement.

Together, these Agreements provide for substantial expansion of the manufacturing capacity for the Company’s programs, in multiple regions, as well as development of the necessary systems and logistics, and other near-term and long-term preparations, for large scale scale-up of the Company’s programs. These Agreements include most favored nation treatment with respect to the terms provided to any other investors or creditors (including with respect to any warrants).

The Company also entered into a Lock-Up Agreement with Cognate on January 17, 2014, under which Cognate agreed to have all of the shares that are issued as part of the milestone and initiation payments and the invoice conversions under the Cognate Agreements (collectively, the “Lock-Up Shares”) locked up for up to 36 months, in return for 15% warrant coverage for each 6-month period of lock-up, on the same terms as the warrants in the Cognate Agreements. During the lock-up, the Lock-Up Shares may not be sold or traded on the market. These lock-up terms are subject to the same most favored nation treatment as provided in the Cognate Agreements as described above.

2.	Liquidity and Financial Condition

The Company used approximately $10.6 million of cash in its operating activities for the three months ended March 31, 2014 and has used $188.3 million of cash in its operating activities since inception. The Company incurred a $46.0 million aggregate combined cash and non-cash loss for the three months ended March 31, 2014, including $35.4 million of net aggregate non-cash charges associated with stock based compensation, a mark to market charge for the change in the fair value of its derivative liability, and inducement expenses related to the exchange of Cognate BioServices, Inc. (“Cognate”) accounts payable for common stock and warrants.

The Company had cash and cash equivalents of $12.2 million as of March 31, 2014, and current assets less accounts payable and accrued expenses and notes payable of approximately $3.8 million at March 31, 2014. The Company owes an aggregate of $1.1 million of trade liabilities and convertible notes to related parties.

On April 9, 2014, the Company entered into a Securities Purchase Agreement with a single institutional investor for the sale of 2,272,727 shares of common stock at a purchase price of $6.60 per share, for a total purchase price of $15.0 million. Additionally, from the date of the closing until one year after the closing date, the investor has a non-transferable Overallotment Right to purchase up to 2,272,727 additional shares of common stock at a price per share of $7.50, for an additional subscription amount of up to $17.05 million. See Note 11.

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

The accompanying unaudited condensed financial statements as of March 31, 2014 and for the three months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of March 31, 2014, condensed consolidated statements of operations and condensed consolidated statements of comprehensive loss for the three months ended March 31, 2014 and 2013, condensed consolidated statement of stockholders’ equity (deficit) for the three months ended March 31, 2014, and the condensed consolidated statements of cash flows for the three months ended March 31, 2014 and 2013 and period from March 18, 1996 (inception) to March 31, 2014 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months ended March 31, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014 or for any future interim period. The condensed balance sheet at December 31, 2013 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2013, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on April 1, 2014.

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

Research and Development Costs

Research and development costs are charged to operations as incurred and consist primarily of clinical trial costs, related party manufacturing cost, consulting costs, contract research and development costs, and compensation costs. For the three months ended March 31, 2014 and 2013 the Company recognized $20.0 million and $11.6 million, respectively, of research and development costs (cash and non-cash combined).

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2013 Annual Report.

4. Fair Value Measurements

The following table classifies the Company’s liabilities measured at fair value on a recurring basis (primarily reflecting an increase in stock price per share) into the fair value as of March 31, 2014 and December 31, 2013 (in thousands):

Fair value measured at March 31, 2014
	Total carrying	Quoted prices in active	Significant other	Significant
	value at March 31,	markets	observable inputs	unobservable inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$33,624	$-	$-	$33,624

Fair value measured at December 31, 2013
	Total carrying	Quoted prices in active	Significant other	Significant
	value at December 31,	markets	observable inputs	unobservable inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$8,688	$-	$-	$8,688

There were no transfers between Level 1, 2 or 3 during the three months ended March 31, 2014.

The following table presents changes in Level 3 liabilities measured at fair value from the period ended December 31, 2013 through March 31, 2014. Both observable and unobservable inputs are used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category  include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Balance – December 31, 2013	$8,688
3,174,833 warrants issued during 1st quarter	7,952
Change in fair value of warrant liability	16,984
Balance – March 31, 2014	$33,624

The Company’s warrant liabilities are measured at fair value using the Monte Carlo simulation valuation methodology. A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy for the three months ended March 31, 2014 is as follows (dollars and shares in thousands):

Warrants issuance date	January 6, 2014	January 17, 2014	January 31, 2014	February 3, 2014	February 28, 2014	March 31, 2014	Total
Number of warrants issued	139	2,434	143	119	195	145	3,175
Fair value of warrants at issuance date	$308	$5,501	$383	$327	$844	$589	$7,952

Date of valuation	January 6, 2014	January 17, 2014	January 31, 2014	February 3, 2014	February 28, 2014	March 31, 2014
Dividend yield (per share)	0%	0%	0%	0%	0%	0%
Strike price	$4.00	$4.00	$4.00	$4.00	$4.00	$2.40 - $6.00
Volatility (annual)	92.13%	93.12%	96.72%	91.79%	105.03%	74.43%-88.03%
Risk-free rate	1.73%	1.66%	1.55%	1.49%	1.49%	1.73%
Expected life (years)	5.0	5.0	5.00	5.00	5.00	4.33-4.85

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s Management.

5.	Stock-based Compensation

Stock Based Compensation to Non-employees

Stock-based compensation expense related to stock-based awards to non-employees is recognized as the stock-based awards are earned, generally through the provision of services. The Company believes that the fair value of the stock-based awards is more reliably measurable than the fair value of the services received. The fair value of the granted stock-based awards is calculated at each reporting date. On January 17, 2014, in connection with the Cognate Agreements, the Company issued 5,101,366 shares of common stock. The common stock will vest over thirty six months from the closing date. Stock-based compensation expense related to non-employee grants was $2.5 million for the three months ended March 31, 2014 and is anticipated to be a similar amount for each calendar quarter over the next three years.

6.	Notes Payable

During the three months ended March 31, 2014, the Company converted notes and relevant accrued interest of $0.1 million into approximately 0.07 million shares of common stock. During the three months ended March 31, 2013, $0.9 million of notes were converted into 0.4 million shares of common stock.

Notes payable consist of the following at March 31, 2014 and December 31, 2013 (in thousands):

	March 31,	December 31,
	2014	2013
Notes payable - current
12% unsecured orginally due July 2011 - in dispute (1)	934	934
	934	934
Convertible notes payable, net - current
6% unsecured (2)	135	160
8% unsecured note due 2014 (3)	53	53
	188	213
Convertible Notes payable related party, net - current
6% due on demand (4)	50	75
	50	75
Total notes payable, net	$1,172	$1,222

(1) This $0.934 million note, which was originally due in July 2011 is currently under dispute with the creditor as to the validity of the note payable balance, which the Company believes has already been paid in full and is not outstanding.

(2) This $0.135 million note as of March 31, 2014 consists of two separate 6% notes in the amounts of $0.110 million and $0.025 million. In regard to the $0.110 million note, the Company has made ongoing attempts to locate the creditor to repay or convert this note, but has been unable to locate the creditor to date. In regard to the $0.025 million note, the holder has elected to convert these notes into equity, the Company has delivered the applicable conversion documents to the holder, and the Company is waiting for the holder to execute and return the documents.

(3) This $0.530 million note is due May 25, 2014.

(4) This $0.050 million demand note as of March 31, 2014 is held by an officer of the Company. The holder has made no demand for payment, and is not expected to make a demand any time in the near term.

7. Net Loss Per Share Applicable to Common Stockholders

Options, warrants, and convertible debt outstanding were all considered anti-dilutive for the three months ended March 31, 2014, and 2013, due to net losses.

The following securities were not included in the diluted net loss per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the three months ended
	March 31,
	2014	2013
Common stock options	1,551	1,551
Common stock warrants	22,640	12,214
Convertible notes	81	102
Excluded potentially dilutive securities	24,272	13,867

8. Related Party Transactions

a. Cognate BioServices

Under the January 17, 2014 DCVax®-L Manufacturing Services Agreement and the DCVax-Direct Agreement, a modified set of provisions applies going forward to any shut down or suspension.  Such shut down provisions have been included in all of the agreements with Cognate since 2005. Under the modified provisions, if the Company shuts down or suspends its DCVax-L program or DCVax-Direct program with Cognate in breach of the Agreement, the Company will be liable for certain fees in addition to any other remedies. The fees are based on the stage at which the shut down or suspension occurs:

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

For the three months ended March 31, 2014 the Company recognized approximately $10.1 million was associated with one-time charges (including charges relating to start-up and substantial expansion of several Company programs) under the 2014 service agreements. In addition, the Company incurred recurring research and development charges, which, for the three months ended March 31, 2014 were $5.5 million. As of March 31, 2014 and December 31, 2013, the Company owed Cognate (including third party sub-contract amounts) approximately $1.0 million and $3.6 million, respectively.

Cognate Accounts Payable Conversions and inducement charge –First quarter 2014

Under the July 2013 Conversion and Lock-up Agreement $5.9 million in accounts payable due to Cognate was converted into common stock and warrants. 1.5 million shares of common stock were issued based on a $4.00 per share conversion price. 50% warrant coverage of the common stock issued resulted in 0.7 million warrants issued with an initial exercise price of $4.00. The shares and warrants are subject to most favored nation treatment with respect to the terms provided to any other investors or creditors subsequent to their issuance (including with respect to any warrants).

In accordance with ASC Topic 820, the fair value of the shares was recognized as approximately $8.7 million. The fair value of the warrants was based on the Monte Carlo simulation model, the inputs of which are disclosed in note 4 and was approximately $2.5 million. The Company recorded a $5.3 million of inducement expense in connection with these transactions.

The conversion shares are subject to a lock-up period of at least 18 months from the date of their issuance. Under the lock-up, the shares cannot be sold or traded on the market.

The Company classified the warrants as liabilities at their fair value and adjusts the instruments to fair value at each reporting period in the condensed consolidated statements of operations.

9. Redeemable Common Stock

During the first quarter of 2014, the redemption provision on all 1.4 million redeemable shares outstanding as of December 31, 2013 lapsed and $8.9 million was transferred from redeemable common stock to stockholders’ equity (deficit).

10. Stockholders’ Deficit

a. Common Stock Issuances

First Quarter 2014

During the quarter ended March 31, 2014 the Company issued in aggregate 5,339,862 shares of common stock in exchange for consulting services. In accordance with ASC Topic 718, the fair value of the vested portion of the common stock was recognized as $4.0 million.

During the quarter ended March 31, 2014 the Company issued in aggregate 32,000 shares of common stock for cash. The fair value of the common stock recognized was $0.2 million.

During the quarter ended March 31, 2014, the Company converted accounts payable due to Cognate of approximately $5.9 million into 1,481,644 shares. The Company recorded $2.8 million of inducement expense associated with the issuance of the common shares. In addition, as noted in footnote 10b the Company issued warrants that were valued at $2.5 million at the date of issuance related to the conversion of accounts payable. Total inducement charge was $5.3 million.

During the quarter ended March 31, 2014, the Company converted notes and relevant accrued interest, based upon the original terms, of $0.2 million into approximately 0.07 million shares of common stock.

During the quarter ended March 31, 2014, the Company issued an aggregate of 721,827 shares of common stock from the exercise of warrants previously issued. The Company received proceeds of approximately $2.7 million from the exercise of these warrants.

During the quarter ended March 31, 2014, 1,444,788 redeemable shares with a carrying value of $8.9 million were no longer redeemable and were reclassed to stockholders’ equity.

b. Stock Purchase Warrants

The following is a summary of warrant activity for the three months ended March 31, 2014 (in thousands):

	Number of	Weighted Average
	Warrants	Exercise Price

Outstanding as of December 31, 2013	20,266	$5.23
Warrants issued in connection with conversion of Cognate accounts payable*	741	4.00
Warrants issued in exchange for services	2,434	4.00
Warrants exercised on a cashless basis	(73)	-
Warrants exercised for cash	(722)	3.66
Expired in first quarter of 2014	(6)	9.54
Outstanding as of March 31, 2014	22,640	$5.12

*The warrants contain “down round protection” and the Company classifies these warrant instruments as liabilities at fair value and remeasures these instruments to fair value each reporting period. The Company recorded a $2.5 million charge to inducement expense related to these warrants. The fair value of the warrants was based upon a Monte Carlo Simulation as more fully discussed in Note 4.

11.  Subsequent Events

Securities Purchase Agreement - $15.0 million in procceds

On April 15, 2014, the Company sold to a single institutional investor 2,272,727 shares of common stock at a purchase price of $6.60 per share, for a total purchase price of $15.0 million. Additionally, from the date of the closing until one year after the closing date, the investor has a non-transferable Overallotment Right to purchase up to 2,272,727 additional shares of common stock at a price per share of $7.50, for an additional subscription amount of up to $17.05 million. In connection with the sale, the Company paid H.C. Wainwright, the sole placement agent in the offering, fees of approximately $1.05 million, and issued to H.C. Wainwright a warrant to purchase 113,636 shares, which was equal to 5% of the shares sold to the investor in the financing, with an exercise price of $8.25 (which is equal to 125% of the price per share for the shares sold to the investor).

If the investor exercises any portion of the Overallotment Right, the Company will issue to H.C. Wainwright a warrant to purchase shares in an amount equal to 5% of the shares purchased by the investor, with an exercise price of $9.375 (equal to 125% of the price per share for the Overallotment Right shares, if any). The warrants will be exercisable until February 5, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements included with this report. In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words “believe,” “expect,” “intend,” “anticipate,” and similar expressions are used to identify forward-looking statements, but some forward-looking statements are expressed differently. Many factors could affect our actual results, including those factors described under “Risk Factors” in our Form 10-K for the year ended December 31, 2013. These factors, among others, could cause results to differ materially from those presently anticipated by us. You should not place undue reliance on these forward-looking statements.

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

Our DCVax platform technology involves dendritic cells, the master cells of the immune system, and is designed to reinvigorate and educate the immune system to attack cancers. The dendritic cells are able to mobilize the overall immune system, including T cells, B cells and antibodies, natural killer cells and many others. Such mobilization of the overall immune system provides a broader attack on the cancer than mobilizing just a particular component, such as T cells alone, or a particular antibody alone. Likewise, our DCVax technology is designed to attack the full set of biomarkers, or antigens on a patient’s cancer, rather than just a particular selected target or several targets. Clinical experience indicates that when just one or a few biomarkers on a cancer are targeted by a drug or other treatment, sooner or later the cancer usually develops a way around that drug, and the drug stops working. We believe that mobilizing all agents of the immune system, and targeting all biomarkers on the patient’s cancer, contributes to the effectiveness of DCVax.

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

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2013. Our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Our operating costs include ongoing development work relating to the DCVax-Direct product and its manufacturing, such as the design, engineering, sourcing, production, testing, modification and validation of the manufacturing automation equipment, disposable sets to be used with the manufacturing automation equipment, manufacturing processes, product ingredients, product release assays, and other matters, as well as development of standard operating procedures (SOPs), batch production records, and other necessary materials.

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

Research and development:

Discovery and preclinical research and development expenses include costs for both internal and substantial external scientific personnel, technical and regulatory advisers, and others, costs of laboratory supplies used in our internal research and development projects, travel, regulatory compliance, and expenditures for preclinical and clinical trial operation and management when we are actively engaged in clinical trials.

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

Three Months Ended March 31, 2014 and 2013

We recognized a net loss of $10.6 million in cash outlays and $35.4 million in non-cash accounting charges (i.e. increase in stock-based compensation, inducement expense and the issuance of warrants etc.), for a combined (cash and non-cash) total net loss of $46.0 million for the three months ended March 31, 2014 compared to a net loss of $14.4 million for the three months ended March 31, 2013.

Research and Development Expense. Research and development expense was a combined (cash and non-cash) total of $20.0 million for the three months ended March 31, 2014 compared to $11.6 million for the three months ended March 31, 2013. The increase was primarily attributable to the DCVax-Direct manufacturing and product development work and the preparation costs for the launch of two clinical trial programs, one in the US and one in the UK, as well as expansion of the ongoing Phase III trial in the US, and increased manufacturing of DCVax®-L for the Phase III trial.

As of March 31, 2014 we had over 51 clinical trial sites in operation in the US and UK in our Phase III trial with DCVax-L, compared to approximately 40 clinical trial sites in the US only at March 31, 2013. At March 31, 2014, we also had substantially expanded other clinical trial related operations compared with March 31, 2013 including, for example, extensive preparations and launch of the Phase III DCVax-L clinical trial in the UK as described above, and launch of the Phase I/II DCVax-Direct trial in the US as described above, in addition to costs related to fully operational and approved manufacturing in Germany, cost of an established wholly owned German subsidiary, manufacturing activity in the UK and preparations in regard to nearly 30 clinical trial sites in the UK and Germany.

General and Administrative Expense. General and administrative expense included $2.2 million of cash expenses, and $1.5 of non-cash charges (i.e. amortization of previously issued stock based compensation and restricted stock and warrants issued for services), for a combined cash and non-cash total of $3.7 million for the three months ended March 31, 2014 compared to $2.5 million for the three months ended March 31, 2013. The increase in general and administrative expenses from the prior period is as a result of increase in consulting expenses of $1.4 million and increase in legal expenses of $0.4 million due to the expansion of our platform, offset by a $0.6 million decrease in stock based compensation expense.

Change in fair value of derivatives. During the three months ended March 31, 2014 and March 31, 2013 we recognized a non-cash loss on derivative liabilities of $17.0 million and $0 million, respectively, due primarily to the change in value of the warrants issued to Cognate in connection with the extinguishment of accounts payable.

Inducement expense. During the three months ended March 31, 2014 and March 31, 2013 we recognized an inducement expense of $5.3 million and $0 million, respectively. This inducement expense during the three months ended March 31, 2014 was related to the conversion of accounts payable to common stock and warrants to Cognate in connection with the extinguishment of accounts payable.

Interest (Expense). Interest expense (including non-cash elements such as amortization of debt discount) decreased to $0.1 million for the three months ended March 31, 2014 from $0.5 million for the three months ended March 31, 2013. The decrease in interest expense is primarily related to the retirement of $1.8 million in notes payable during 2013.

Liquidity and Capital Resources

We have experienced recurring losses from operations. Net cash outflows from operations were $10.6 million for the three months ended March 31, 2014.

At March 31, 2014, current assets totaled $12.4 million, compared to $18.6 million at December 31, 2013. Working capital excluding the warrant liability was of $2.4 million at March 31, 2014, compared to a deficit of $1.0 million at December 31, 2013 (excluding redeemable common stock amounting to $8.9 million). The working capital deficit decrease as of March 31, 2014 as compared to December 31, 2013 is primarily related to the conversion of $5.9 million of accounts payable to Cognate to common stock and warrants.

On a going forward basis, commencing with August 2013, and continuing throughout the lock-up period (up to 36 months), we and Cognate agreed to establish an arrangement for regular ongoing payment of at least half of all invoices in common stock of our company, and the remainder in cash, at $4.00 per share subject to a most favored nation treatment with respect to terms provided to other investors or creditors (including with respect to any warrants). The arrangement will continue for 18 months from the execution of the Cognate agreements or until terminated by mutual agreement. The contracts implementing these agreements are the Cognate Agreements that were executed in January 2014.

Since 2004, Toucan Capital Fund II, L.P. (“Toucan Capital”), Toucan Partners LLC (“Toucan Partners”), entities controlled by Ms. Linda Powers, our CEO and the managing director of Toucan Capital and managing member of Toucan Partners, and Ms. Linda Powers (collectively “Toucan”) have provided substantial funding to us. From 2004 to date, Toucan has provided ongoing financings to us through the purchase of common stock, preferred stock (which was all converted to common stock), loans and debt securities. Toucan (other than Cognate) held approximately 8% of common stock outstanding as of March 31, 2014.

Operating Activities

We used $10.6 million in cash for operating activities during the three months ended March 31, 2014, and used $7.1 million in cash for operating activities during the three months ended March 31, 2013. The increase in cash used in operating activities was primarily attributable to the DCVax-Direct manufacturing and product development work, the preparations for launch of the Phase I/II clinical trial with DCVax-Direct for solid tumor cancers, the increased manufacturing of DCVax®-L for the ongoing Phase III brain cancer trial at a growing number of sites across the US and the preparation costs for the launch of the 60-patient Phase I/II trial with DCVax-Direct in the U.S., and the Phase III trial with DC-Vax-L for brain cancer in the UK.

As of March 31, 2014, we had over 51 clinical trial sites in operation in the US and UK in our Phase III trial with DCVax-L, compared to approximately 40 clinical trial sites at March 31, 2013, in the US only. At March 31, 2014, we also had substantially expanded other clinical trial related operations compared with March 31, 2013 including, for example, the launch of the Phase III DCVax-L clinical trial in the UK and approval for the trial in Germany, and launch of the Phase I/II DCVax-Direct trial in the U.S in addition to costs related to fully operational and approved manufacturing in Germany, an established wholly owned German subsidiary, clinical activity in the U.K. and preparations for up to 30 clinical trial sites in the U.K. and Germany.

Financing Activities

During the three months ended March 31, 2014, our financing activities primarily consisted of proceeds from an investor of $1.4 million, such shares have not been issued yet as of May 14, 2014, $2.7 million from the exercise of warrants and $0.2 million for the issuance of common stock with warrants; partially offset by the payment of $0.03 million of convertible promissory notes.

In order to continue with our current activities under our DCVax®-L and DCVax-Direct program, we will have to obtain substantial amounts of further funding, as described in the Risk Factors section in our annual report on Form 10-K for the year ended December 31, 2013. Our on-going funding requirements will depend on many factors, including the results of the reimbursement negotiations in Germany, the implementation of our Hospital Exemption approval in Germany, and the extent to which we realize and draw upon various sources of non-dilutive funding. One such source of non-dilutive funding is a $5.5 million German grant awarded on May 1, 2012, by the German government through its Saxony Development Bank.  The grant will provide funding on a matching basis for up to 50% of the costs incurred by us for the DCVax-L clinical trial and manufacturing in Germany. We anticipate beginning to draw upon the grant in the next several months.

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

As we are dependent on our ability to obtain short term financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis, as well as successfully obtain financing on favorable terms to fund our long term plans, our financial statements indicate there is substantial doubt about our ability to continue as a going concern.  We can give no assurance that our plans and efforts to achieve the above steps will be successful.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive, financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our principal executive, financial and accounting officer concluded that as of the end of the period covered by this report, in light of certain material weaknesses in our internal control over financial reporting described in our annual report on Form 10-K for the year ended December 31, 2013, our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our chief executive officer, financial and accounting officer, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

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

Our Company's management concluded that in light of the material weaknesses described above, our Company did not maintain effective internal control over financial reporting as of March 31, 2014 based on the criteria set forth in Internal Control—Integrated Framework—1992 issued by the COSO.

Changes in Internal Control over Financial Reporting

There has been no change in our internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2014, that has materially affected, or is reasonably expected to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 5. Other Information

none

Item 6. Exhibits

10.40*	DCVax®-L Manufacturing and Services Agreement, dated January 17, 2014, by and between Northwest Biotherapeutics, Inc. and Cognate BioServices, Inc.

10.41*	DCVax®-Direct Manufacturing and Services Agreement, dated January 17, 2014, by and between Northwest Biotherapeutics, Inc. and Cognate BioServices, Inc.

10.42*	Ancillary Services Agreement, dated January 17, 2014, by and between Northwest Biotherapeutics, Inc. and Cognate BioServices, Inc.

10.43*	Manufacturing Expansion Services Agreement, dated January 17, 2014, by and between Northwest Biotherapeutics, Inc. and Cognate BioServices, Inc.

31.1	Certification of President (Principal Executive Officer and Principal Financial and Accounting Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President, Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested with respect to portions of this exhibit. Those portions have been omitted and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC

Dated: May 15, 2014	By:	/s/ Linda M. Powers
		Name:	Linda M. Powers
		Title:	President and Chief Executive Officer
Principal Executive Officer
Principal Financial and Accounting Officer

