Form 10-Q/A
period 2014-03-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2014-12-12
CIK 1072379

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

NORTHWEST BIOTHERAPEUTICS, INC.

FORM 10-Q

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment”) on Form 10-Q/A amends the quarterly report on Form 10-Q of Northwest Biotherapeutics, Inc. (the “Company”) for the period ended March 31, 2014, as filed with the Securities and Exchange Commission (the “Commission”) on May 15, 2014 (the “Form 10-Q”).

This Amendment is an exhibit-only filing solely for the purpose of filing revised versions of Exhibits 10.40, 10.41, 10.42 and 10.43. No revisions are being made to the Company’s financial statements and this Amendment does not reflect events occurring after the filing of the Form 10-Q, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-Q.

2

Part II - Other Information

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

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC

Dated: December 12, 2014	By:	/s/ Linda M. Powers
		Name:	Linda M. Powers
		Title:	President and Chief Executive Officer
Principal Executive Officer
Principal Financial and Accounting Officer

4