Form 10-K/A
period 2014-12-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2015-04-30
CIK 1072379

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

As of April 30, 2015 the registrant had 70,310,724 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

Explanatory Note	i

In this Amendment No. 1 to the Registrant’s Annual Report on Form 10-K/A, unless the context otherwise requires, “Northwest Biotherapeutics,” the “Company,” “we,” “us,” “our” and similar names refer to Northwest Biotherapeutics, Inc. DCVax® is a registered trademark of the Company.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our annual report on Form 10-K for the fiscal year ended December 31, 2014 (the “Original Filing” or “Form 10-K”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2015, solely to set forth information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K, because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Original Filing. This Amendment amends and restates in its entirety Items 10, 11, 12, 13 and 14 of Part III and amends Item 15 of Part IV of the Original Filing. Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the SEC.

i

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Our current directors are identified below.

Name	Age	Position
Linda F. Powers	59	Class III Director, Chairperson, President and Chief Executive Officer
Dr. Alton L. Boynton	70	Class I Director, Chief Scientific Officer
Robert A. Farmer	74	Class II Director
Dr. Navid Malik	45	Class III Director
Jerry Jasinowski	71	Class II Director

Director Biographies

Linda F. Powers. Ms. Powers has served as the Chairperson of our Board of Directors since her appointment on May 17, 2007 and Chief Executive Officer since June 8, 2011. Ms. Powers served as a managing director of Toucan Capital Fund II from 2001 to 2010, and Toucan Capital Fund III thereafter. She also has over 15 years’ experience in corporate finance and restructurings, mergers and acquisitions, joint ventures and intellectual property licensing. Ms. Powers is a Board member of M2GEN (an affiliate of Moffitt Cancer Center), the Chinese Biopharmaceutical Association, and the Rosalind Franklin Society. She was the Chair of the Maryland Stem Cell Research Commission for the first two years of the state’s stem cell funding program, and has served an additional four years on the Commission. Ms. Powers served for several years on a Steering Committee of the National Academy of Sciences, evaluating government research funding, and has been appointed to three Governors’ commissions created to determine how to build the respective states’ biotech and other high-tech industries. For more than six years, Ms. Powers taught an annual internal course at the National Institutes of Health for the bench scientists and technology transfer personnel on the development and commercialization of medical products. Ms. Powers serves on the boards of several private biotechnology companies. Ms. Powers holds a B.A. from Princeton University, where she graduated magna cum laude and Phi Beta Kappa. She also earned a J.D., magna cum laude, from Harvard Law School. We believe Ms. Powers’ background and experience make her well qualified to serve as a Director.

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

Jerry Jasinowski was appointed to the Board of Directors in April 2012. Mr. Jasinowski retired in 2007. Mr. Jasinowski currently serves on the Boards of Procurian and the Washington Tennis and Education Foundation and has held directorships in several other companies since 1990. From 2004 through 2007, Mr. Jasinowski served as the President of the Manufacturing Institute, an organization dedicated to improving and expanding manufacturing in the United States, of which he was a founder. Mr. Jasinowski was also the President and CEO of the National Association of Manufacturers, a trade association with 13,000 corporate members from 1990 to 2004. Mr. Jasinowski holds an A.B. in Economics from Indiana University and an M.A. in Economics from Columbia University. We believe that Mr. Jasinowski’s extensive experience across a wide range of manufacturing, technology, and financial firms, including Fortune 1000 and Fortune 500 companies, make him well qualified to serve as a Director.

Executive Officers

Our current executive officers are identified below.

Name	Age	Position
Linda F. Powers	59	President and Chief Executive Officer
Alton L. Boynton, Ph.D.	71	Class I Director, Chief Scientific Officer
Leslie J. Goldman	70	Senior Vice President, Business Development
Marnix L. Bosch, Ph.D.	55	Chief Technical Officer

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

Corporate Governance

Director Independence

Our Board of Directors has undertaken a review of the independence of our directors and has determined that a majority of the Board consists of members who are currently “independent” as that term is defined within the meaning of Section 5605(a)(2) of the NASDAQ Marketplace Rules. The Board of Directors considers Messrs. Farmer, Malik and Jasinowski to be independent.

Audit Committee

The Audit Committee has responsibility for recommending the appointment of our independent accountants, supervising our finance function (which includes, among other matters, our investment activities), reviewing our internal accounting control policies and procedures, and providing the Board such additional information and materials as it may deem necessary to make the Board aware of significant financial matters which require the attention of the Board. The Audit Committee acts under a written charter.

The Audit Committee currently consists of Messrs. Farmer, Malik and Jasinowski. Our Board has undertaken a review of the independence of our directors and has determined that Messrs. Farmer, Malik and Jasinowski are independent within the meaning of Section 5605(a)(2) of the NASDAQ Marketplace Rules as well as pursuant to the additional test for independence for audit committee members imposed by SEC regulation and Section 5605(c)(2)(A) of the NASDAQ Marketplace Rules. The Audit Committee is established in accordance with Section 3(a)(58)(A) of the Exchange Act.

Compensation Committee

The Compensation Committee is responsible for determining the overall compensation levels of our executive officers and administering our stock option plans. Ms. Powers, our Chairperson, President and Chief Executive Officer, participated in discussions regarding salaries and incentive compensation for all of our executive officers, except that she was and is excluded from discussions regarding her own salary and incentive compensation. The Board has adopted a written charter for the Compensation Committee and its current members are Messrs. Farmer, Malik and Jasinowski. The Compensation Committee does not delegate its authority pursuant to its written charter. Our Board of Directors has determined that all of the members are “independent” under the current listing standards of NASDAQ.

Nominations Committee

The Nominations Committee has responsibility for assisting the Board of Directors in, among other things, effecting Board organization, membership and function, including: identifying qualified Board nominees; effecting the organization, membership and function of Board committees, including composition and recommendation of qualified candidates; establishment of and subsequent periodic evaluation of successor planning for the chief executive officer and other executive officers; development and evaluation of criteria for Board membership such as overall qualifications, term limits, age limits and independence; and oversight of compliance with the Corporate Governance Guidelines. The Nominations Committee shall identify and evaluate the qualifications of all candidates for nomination for election as directors. Potential nominees are identified by the Board of Directors based on the criteria, skills and qualifications that have been recognized by the Nominations Committee. While our nomination policy does not prescribe specific diversity standards, the Nominations Committee and its independent members seek to identify nominees that have a variety of perspectives, professional experience, education, difference in viewpoints and skills, and personal qualities that will result in a well-rounded Board of Directors.

The Nominations Committee currently consists of Messrs. Farmer, Malik and Jasinowski. The Board of Directors has determined that all of the members are “independent” under the current listing standards of NASDAQ. The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Nominations Committee.

Information Regarding Meetings of the Board and Committees

The business of our Company is under the general oversight of our Board, as provided by the laws of Delaware and our bylaws. During the fiscal year ended December 31, 2014, the Board met more than 15 times and also conducted business by written consent, and the Audit Committee met 4 times. Each person who was a director during 2014 attended at least 75% of the Board meetings. We do not have a formal written policy with respect to Board members’ attendance at our annual meeting of stockholders. Three of our directors attended the 2014 annual meeting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our stock, or Reporting Persons, to file with the SEC initial reports of ownership and changes in ownership of our stock. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on our review of the copies of such reports received, we believe that during our fiscal year ended December 31, 2014 all Reporting Persons timely complied with all applicable filing requirements, except that each of Robert Farmer, Dr. Navid Malik and Jerry Jasinowski did not timely file Forms 4 in connection with their acquisition of certain of our securities, which have since been filed. Cognate BioServices did not timely file Forms 4 in connection with its acquisition or disposition of our securities, which were filed in December 2014.

ITEM 11.	EXECUTIVE COMPENSATION

Director Compensation

The following table sets forth certain information concerning compensation paid or accrued to our non-executive directors during the year ended December 31, 2014.

Name	Year	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Robert A. Farmer	2014	$120,000	$-	$120,000
Dr. Navid Malik	2014	$-	$-	$-
Jerry Jasinowski	2014	$-	$-	$-

Executive Compensation

Summary Compensation Table

The following table sets forth certain information concerning compensation paid or accrued to our executive officers, referred to as our Named Executive Officers, during the years ended December 31, 2014 and 2013.

Name and Principal Position	Year	Salary ($)	Bonus (S)	Option Awards ($)	Total ($)

Linda F. Powers	2014	$500,000	$-	$-	$500,000
Chairperson, President	2013	$360,000	$-	$-	$360,000
& Chief Executive Officer

Alton L. Boynton, Ph.D.	2014	$325,000	$-	$-	$325,000
Chief Scientific Officer and	2013	$295,685	$-	$-	$295,685
Secretary

Leslie Goldman	2014	$375,000	$50,000	$-	$425,000
Senior Vice President,	2013	$348,000	$-	$-	$348,000
Business Development

Marnix L. Bosch, Ph.D.	2014	$375,000	$50,000	$-	$425,000
Chief Technical Officer	2013	$325,181	$-	$-	$325,181

Outstanding Equity Awards at Fiscal Year-End

The following table shows outstanding stock option awards classified as exercisable and un-exercisable as of December 31, 2014.

Name and Principal Position	Number of Unexercised Options (# Exercisable)		Number of Unexercised Options (# Unexercisable)	Option Exercise Price ($)	Option Expiration Date
Linda F. Powers	592,500	(1)	296,250	$10.56	6/21/2018
President & Chief Executive

Alton Boynton	93,750	(2)	55,000	$10.56	6/21/2018
Chief Scientific Officer and Secretary	126	(5)		$21.6	2/18/2016
	89,428	(6)	-	$8.8	8/20/2022

Leslie Goldman	93,535	(3)	46,875	$10.56	6/21/2018
Senior Vice President, Business Development

Marnix Bosch	93,846	(4)	73,750	$10.56	6/21/2018
Chief Technical Officer	52	(7)	-	$1200	1/10/2015
	209	(7)	-	$21.6	2/18/2016
	338	(7)	-	$28.8	12/1/2016
	31,770	(8)	21,355	$11.2	6/23/2022
	15,625	(9)	-	$8.8	8/20/2022

(1)	In conjunction with the employment agreement entered into between us and Ms. Powers on June 8, 2011, and in recognition of Ms. Powers’ service to our Company while serving as Chair during the preceding four years, we granted Ms. Powers an option to purchase 870,637 shares of our stock with an exercise price of $10.56 per share. One-third of the options vested on the grant date, and upon vesting became subject to a lock-up which extends to the earlier of 18 months or our reaching the primary endpoint of our GBM brain cancer clinical trial. One-third of the options vested in equal monthly portions over the term of the employment agreement. The remaining one-third will vest in portions tied to material milestones in multiple programs, if and to the extent those milestones are achieved, or may vest in the Board’s discretion.

(2)	In conjunction with the employment agreement entered into between us and Dr. Boynton on June 8, 2011, we issued Dr. Boynton an option to purchase 145,162 shares of our stock with an exercise price of $10.56 per share. 86,035 options vested on the grant date. 7,500 options vested in equal monthly portions over the term of the employment agreement. The remaining 51,627 options will vest in portions tied to material milestones in multiple programs, if and to the extent those milestones are achieved, or may vest in the Board’s discretion.

(3)	In conjunction with the employment agreement entered into between us and Mr. Goldman on June 8, 2011, we issued Mr. Goldman an option to purchase 137,750 shares of our stock with an exercise price of $10.56 per share. One-third of the options vested on the grant date, and upon vesting became subject to a lock-up which extends to the earlier of 18 months or our reaching the primary endpoint of our GBM brain cancer clinical trial. One-third vested in equal monthly portions over the term of the employment agreement. The remaining one-third will vest in portions tied to material milestones in multiple programs, if and to the extent those milestones are achieved, or may vest in the Board’s discretion.

(4)	In conjunction with the employment agreement entered into between us and Dr. Bosch on June 8, 2011, we issued Dr. Bosch an option to purchase 145,473 shares of our stock with an exercise price of $10.56 per share. 51,971 options vested on the grant date. 7,500 options vested in equal monthly portions over the term of the employment agreement. The remaining 51,627 options will vest in portions tied to material milestones in multiple programs, if and to the extent those milestones are achieved, or may vest in the Board’s discretion.

(5)	These options were granted under the 1999 Plan, the 2001 Plan and under Dr. Boynton’s previous employment agreement. Each of these option grants vests over a four year period. One-fourth of each option grant vests on the first anniversary of the grant date and the remaining three-fourths of each grant vests in equal monthly installments over the remaining three year vesting period.

(6)	This option was granted under the 2007 Stock Option Plan. The options were granted August 21, 2009 and vested over a one year period and are exercisable over a 10 year period from issuance at a price of $8.80 per share.

(7)	These options were granted under the 1999 Plan and the 2001 Plan. Each of these option grants vested over a four year period. One-fourth of each option grant vested on the first anniversary of the grant date and the remaining three-fourths of each grant vested in equal monthly installments over the remaining three year vesting period.

(8)	These options were granted under the 2007 Stock Option Plan. 1,250 options vested each month until May 31, 2013. In addition, 6,250 options vest upon each of Swiss Approval, full Enrollment in Phase II Glioblastoma Multiforme clinical study and FDA approval of NDA.

(9)	This option was granted under the 2007 Stock Option Plan. This option grant vested over the balance of 2009 with 7,813 vesting on the grant date and the remainder vesting on December 31, 2009.

Employment Agreements

In May 2011, we entered into employment agreements with each of Linda Powers, Dr. Alton Boynton, Leslie Goldman and Marnix Bosch. All of these agreements expired at the end of their respective terms in May or June 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information regarding the beneficial ownership of our common stock as of December 31, 2014 by:

•	each person, or group of affiliated persons, who is known by us to own beneficially 5% or more of any class of our equity securities;
•	our directors and nominees for director;
•	each of our named executive officers, as defined in Item 402(a)(3) of Regulation S-K; and
•	our directors and executive officers as a group.

Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of April 29, 2015. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and the entities named in the table have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws, if any. The table below is based upon the information supplied by our executive officers, directors and principal stockholders and from Schedules 13D and 13G filed with the SEC.

Except as otherwise noted, the address of the individuals in the following table is c/o Northwest Biotherapeutics, Inc., 4800 Montgomery Lane, Suite 800, Bethesda, MD 20814.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage (1)

Officers and Directors
Alton L. Boynton, Ph.D. (2)	195,493	*	%
Marnix L. Bosch, Ph.D., M.B.A. (3)	151,590	*	%
Linda F. Powers (4)	42,135,445	48.07%
Robert A. Farmer (5)	174,139	*	%
Leslie Goldman (6)	504,285	*	%
Dr. Navid Malik	10,000	*	%
Jerry Jasinowski (7)	134,573	*	%
All executive officers and directors as a group (8 persons)	43,313,025	48.99%

5% Security Holders

Toucan Partners, LLC (8) 4800 Montgomery Lane, Suite 801 Bethesda, MD 20814	5,142,201	7.12%

Cognate BioServices, Inc. (9) 4600 East Shelby Drive, Suite 108, Memphis, TN	30,638,661	37.95%

Dennis Mehiel 7 Renaissance Square 5 th Floor White Plains, NY 10601	4,125,949	5.87%

Woodford Investment Management LLP (10) 9400 Garsington Road Oxford OX4 2NH, UK	7,896,675	11.23%

*	Less than 1%.

(1)	Percentage represents beneficial ownership percentage of common stock calculated in accordance with SEC rules and does not equate to voting percentages. Based upon 70,310,724 shares of common stock issued and outstanding as of April, 2015.

(2)	Consists of (i) 12,189 shares held by Dr. Boynton and (ii) 183,304 shares of common stock underlying options that are currently exercisable.

(3)	Consists of (i) 9,802 shares held by Dr. Bosch and (ii) 141,788 shares of common stock underlying options that are currently exercisable.

(4)	Consists of (i) 1,572,200 shares held by Ms. Powers; (ii) 592,500 shares of common stock underlying currently exercisable options and 1,070,323 shares of stock underlying currently exercisable warrants, (iii) 804,145 shares of common stock held by Toucan Capital Fund III, L.P.; (iv) 1,732,246 shares of common stock underlying currently exercisable warrants held by Toucan Capital; (v) 2,211,784 shares of common stock held by Toucan Partners, LLC; (vi) 1,505,739 shares of common stock underlying currently exercisable warrants held by Toucan Partners; (vii) 12,440,234 shares of common stock underlying warrants held by Cognate BioServices, Inc.; and (viii) 20,206,274 shares of common stock held by Cognate BioServices, Inc. Ms. Powers has voting and dispositive power over the securities owned by the Toucan entities and Cognate BioServices, Inc.

(5)	Consists of (i) 135,417 shares held by Mr. Farmer and (ii) 38,722 shares of common stock underlying currently exercisable warrants.

(6)	Consists of (i) 172,742 shares held by Mr. Goldman, (ii) 238,008 shares of common stock underlying currently exercisable warrants, and (iii) 93,535 shares of common stock underlying currently exercisable options.

(7)	Consists of (i) 79,317 shares held by Mr. Jasinowski and (ii) 55,256 shares of common stock underlying currently exercisable warrants.

(8)	Consists of (i) 2,211,784 shares of common stock. Linda Powers holds the voting and dispositive power over the shares held by Toucan Partners, LLC and (ii) 1,505,739 shares of common stock underlying currently exercisable warrants.

(9)	Consists of (i) 19,466,756 shares of common stock and (ii) 10,432,387 shares of common stock underlying currently exercisable warrants. Linda Powers holds the voting and dispositive power over the shares held by Cognate BioServices, Inc.

(10)	Upon information and belief, Neil Woodford holds the voting and dispositive power over the shares held by Woodford Investment Management LLP

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Cognate BioServices

On July 31, 2013, Cognate BioServices, Inc., or Cognate, agreed to convert an aggregate of $11.6 million in notes payable into unregistered shares of our common stock at a conversion price of $4.00 per share, while the market price of our tradable shares was $3.50. This resulted in the issuance of an aggregate of 2.9 million shares of unregistered common stock. The conversion shares will be subject to a lock-up period of at least 18 months from the date of their issuance. Under the lock-up, the shares cannot be sold or traded. The conversions and lock-up are subject to a most favored nation provision with respect to terms provided to any other investor or creditor (including in regard to warrants).

On a going forward basis, commencing with August 2013, Cognate agreed to establish a regular ongoing arrangement for payment of at least half of each invoice in shares of our common stock, and the remainder in cash, at $4.00 per share. The conversions are subject to a most favored nation provision with respect to terms provided to any other investor or creditor (including in regard to warrants). The arrangement will continue until terminated by mutual agreement.

On January 17, 2014, we entered into the following agreements (collectively, the “Cognate Agreements” or the “Agreements”) with Cognate for manufacturing and related services for our DCVax® products:

•	a DCVax®-L Manufacturing and Services Agreement;

•	a DCVax®-Direct Manufacturing and Services Agreement;

•	an Ancillary Services Agreement; and

•	a Manufacturing Expansion Services Agreement.

Together, these Agreements provide for substantial expansion of manufacturing capacity for our programs, in multiple regions, as well as development of the necessary systems and logistics, and other near-term and long-term preparations, for large scale scale-up of our programs.

The DCVax®-L Manufacturing and Services Agreement replaces the prior manufacturing services agreement, dated April 1, 2011, between us and Cognate, and provides for manufacturing of DCVax®-L products for various cancers, including brain cancer, and related services.  In return for services provided by Cognate during 2013 in excess of the services that we had contracted for under the prior Services Agreement, and for completion of milestones by Cognate, and to cover the initiation of substantially expanded DCVax®-L manufacturing services following execution of the DCVax®-L Manufacturing and Services Agreement, we made a milestone and initiation payment of 1,020,273 unregistered shares of our common stock and a warrant to purchase 486,802 shares of our common stock. The warrants are exercisable at $4.00 per share, and have an exercise period of five years from issuance.

The DCVax®-Direct Manufacturing and Services Agreement provides for these services to continue and to expand substantially along with expansion of our DCVax®-Direct program. In return for services provided by Cognate during 2013, and completion of milestones by Cognate, and to cover the initiation of substantially expanded DCVax®-Direct manufacturing services following execution of the DCVax®-Direct Manufacturing and Services Agreement, we made a milestone and initiation payment of 1,683,451 unregistered shares of our common stock and a warrant to purchase 803,224 shares of our common stock. The warrants are exercisable at $4.00 per share, and have an exercise period of five years from issuance.

The Ancillary Services Agreement provides for other categories of services that will be needed on an expanded scale for clinical programs, early access and expanded access programs, and eventual commercialization.  In return for services provided by Cognate during 2013, and completion of milestones by Cognate, and to cover the initiation of a broader scope of Ancillary Services on an accelerated basis, we made a milestone and initiation payment of 1,326,355 unregistered shares of our common stock and a warrant to purchase 632,843 shares of our common stock. The warrants are exercisable at $4.00 per share, and have an exercise period of five years from issuance and a cashless exercise provision.

The Manufacturing Expansion Services Agreement covers services associated with designing and developing new or expanded manufacturing capacity or facilities dedicated to the Company’s DCVax products, preparing the regulatory submissions, and obtaining and maintaining applicable certifications. In return for services provided by Cognate during 2013, and completion of milestones by Cognate, and to cover the initiation of a broader scope of Manufacturing Expansion Services on an accelerated basis, we made a Milestone and Initiation Payment comprised of 1,071,287 unregistered shares of our common stock and a warrant to purchase 511,142 shares of our common stock. The warrants are exercisable at $4.00 per share, and have an exercise period of five years from issuance and a cashless exercise provision.

We also entered into a Lock-Up Agreement with Cognate on January 17, 2014, under which Cognate agreed to have all of the shares that are issued as part of the Milestone and Initiation Payments in the Cognate Agreements (collectively, the “Lock-Up Shares”) locked up for up to 36 months, in return for 15% warrant coverage for each 6-month period of lock-up, on the same terms as the warrants in the Cognate Agreements. During the lock-up, the Lock-Up Shares may not be sold or traded on the market. These lock-up terms are subject to the same most favored nation treatment as provided in the Cognate Agreements as described above. We also agreed to extend the exercise period of all current and past warrants held by or on behalf of Cognate for three additional years from their existing expiration dates.

From July 31, 2013 through September 30, 2014, pursuant to this arrangement, we have issued to Cognate an aggregate of 8,907,750 unregistered shares and warrants to purchase an aggregate of 4,582,176 shares.

The amounts paid by us in shares and warrants under each of the Cognate Agreements will be subject to adjustment on a most favored nation basis relative to the terms provided by us to any other investor or creditor (including in regard to warrants) during the term of such Agreement, so that the terms of all securities issued or issuable under the agreements will have terms no less favorable to Cognate than the terms of any securities issued or issuable to any other investor or creditor during the term of the respective Agreement, including not only the price and terms of securities issued but also additional securities, rights and/or benefits to the investor or creditor (including warrants, rights of first refusal, pre-emptive rights, and/or other securities, rights or benefits). On November 12, 2014, the Board approved the issuance of 8,052,092 shares of common stock to Cognate for services and most favored nation provisions in accordance with the Cognate agreements.

In July 2013, we received a short-term loan of $0.6 million from Cognate. The short-term loan was paid-in-full during the third quarter of 2013. In October and November 2013, we received short-term loans of $0.6 million from Cognate. These short-term loans were repaid during December of 2013.

In March 2013, we received a short-term loan of $0.2 million from Toucan Partners. The short-term loan was repaid during the second quarter of 2013. Linda Powers, our Chief Executive Officer and a director, is a principal of Toucan Partners, which also is a substantial stockholder.

In March 2013, we received a short-term loan of $0.2 million from Leslie Goldman, our Senior Vice President, Business Development. The short-term loan was paid-in-full during the second quarter of 2013.

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

Fees Paid to Marcum LLP

Marcum LLP was engaged in 2013 and served as our independent public accounting firm for the fiscal year ended December 31, 2014.

Audit Fees

The aggregate fees billed and unbilled of the fiscal year ended December 31, 2014 for professional services rendered by Marcum for the audit of our annual financial statements, the review of our financial statements included in our quarterly reports on Form 10-Q and consultations and consents were approximately $536,000.

Audit-Related Fees

There were no fees billed in the fiscal year ended December 31, 2014 for assurance and related services rendered by Marcum related to the performance of the audit or review of our financial statements.

Tax and Other Fees

There were no fees billed in the fiscal year ended December 31, 2014 for professional services rendered by Marcum for tax related services or other fees.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal accountants on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal accountants. Our Audit Committee pre-approves these services by category and service. Our Audit Committee pre-approved all of the services provided by our principal accountants during the fiscal years ended December 31, 2014 and 2013.

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

NORTHWEST BIOTHERAPEUTICS, INC.
(Registrant)

Date: April 30, 2015	By:	/s/ Linda F. Powers
Linda F. Powers,
Chief Executive Officer (Principal Executive Officer and
Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Linda F. Powers	Chief Executive Officer (Principal	April 30, 2015
Linda F. Powers	Executive Officer and Principal
Financial and Accounting Officer))

/s/ Alton L. Boynton	Director	April 30, 2015
Alton L. Boynton

/s/ Robert A. Farmer	Director	April 30, 2015
Robert A. Farmer

/s/ Navid Malik	Director	April 30, 2015
Dr. Navid Malik

/s/ Jerry Jasinowski	Director	April 30, 2015
Jerry Jasinowski

