Form 10-Q
period 2015-03-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2015-05-11
CIK 1072379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐  No  ☒

As of May 6, 2015, the total number of shares of common stock, par value $0.001 per share, outstanding was 76,889,028.

NORTHWEST BIOTHERAPEUTICS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,170	$13,390
Restricted cash - interest payments held in escrow	879	865
Prepaid expenses and other current assets	666	387
Total current assets	4,715	14,642

Non-current assets:
Property, plant and equipment, net	41,386	39,999
Deferred financing cost, net	1,939	1,985
Restricted cash - interest payments held in escrow, net of current portion	1,318	1,760
Other assets	55	55
Total non-current assets	44,698	43,799

Total assets	$49,413	$58,441

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$9,744	$9,826
Accounts payable from related party	5,831	5,729
Accrued expenses (includes related party of $9 and $8 as of March 31, 2015 and December 31, 2014, respectively)	940	1,211
Convertible notes, net (includes related party note of $50 and $50 as of March 31, 2015 and December 31, 2014, respectively)	238	238
Note payable - in dispute	934	934
Environmental remediation liability	6,200	6,200
Derivative liability	67,081	44,742
Total current liabilities	90,968	68,880

Non-current liabilities:
Convertible note	17,500	17,500
Mortgage loan	11,496	6,990
Other accrued expenses	148	98
Total non-current liabilities	29,144	24,588

Total liabilities	120,112	93,468

Stockholders' equity (deficit):
Preferred stock ($0.001 par value); 40,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	-	-
Common stock ($0.001 par value); 450,000,000 shares authorized; 70,310,724 and 68,957,469 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	70	69
Additional paid-in capital	496,443	485,615
Accumulated deficit	(566,954)	(520,521)
Cumulative translation adjustment	(258)	(190)
Total stockholders' equity (deficit)	(70,699)	(35,027)
Total liabilities and stockholders' equity (deficit)	$49,413	$58,441

See accompanying notes to the unaudited condensed consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share and per share amounts)

	For the three months ended
	March 31,
	2015	2014
Revenues:
Research grant and other	$194	$-
Total revenues	194	-
Operating costs and expenses:
Research and development	19,703	19,986
General and administrative	3,319	3,693
Depreciation and amortization	3	3
Total operating costs and expenses	23,025	23,682
Loss from operations	(22,831)	(23,682)
Other income (expense):
Inducement expense	-	(5,251)
Change in fair value of derivative liability	(23,158)	(16,984)
Interest expense	(793)	(122)
Gain (loss) on foreign currency exchange	349	(2)
Net loss	$(46,433)	$(46,041)

Net loss per share applicable to common stockholders - basic and diluted	$(0.67)	$(0.88)
Weighted average shares used in computing basic and diluted loss per share	69,406	52,377

See accompanying notes to the unaudited condensed consolidated financial statements

4

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except per share and per share amounts)

	For the three months ended
	March 31,
	2015	2014
Net loss	$(46,433)	$(46,041)
Other comprehensive loss
Foreign currency translation adjustment	(68)	-
Total comprehensive loss	$(46,501)	$(46,041)

See accompanying notes to the unaudited condensed consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Cumulative Translation	Total Stockholders'
	Shares	Par value	Capital	Deficit	Adjustment	Equity (Deficit)
Balance as of December 31, 2014	68,957	$69	$485,615	$(520,521)	$(190)	$(35,027)
Proceeds from warrants exercises	888	1	3,650	-	-	3,651
Redeemable securities settlement	80	-	299	-	-	299
Cashless warrants exercise	385	-	520	-	-	520
Stock compensation expense - Cognate BioServices	-	-	6,359	-	-	6,359
Net loss	-	-	-	(46,433)	-	(46,433)
Cumulative translation adjustment	-	-	-	-	(68)	(68)
Balance as of March 31, 2015	70,310	$70	$496,443	$(566,954)	$(258)	$(70,699)

See accompanying notes to the unaudited condensed consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the three months ended
	March 31,
	2015	2014
Cash Flows from Operating Activities:
Net Loss	$(46,433)	$(46,041)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	3	3
Amortization of deferred financing cost	234	-
Change in fair value of derivatives	23,158	16,984
Gain on foreign currency exchange	(349)	-
Accrued interest converted to common stock	-	76
Stock and warrants issued to Cognate BioServices as compensation under Cognate Agreements	6,359	7,961
Stock and warrants issued for services	-	1,567
Inducement expense	-	5,251
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(279)	-
Accounts payable and accrued expenses	(378)	277
Related party accounts payable and accrued expenses	103	3,363
Net cash used in operating activities	(17,582)	(10,559)
Cash Flows from Investing Activities:
Purchase of property and equipment	(1,133)	-
Net cash used in investing activities	(1,133)	-
Cash Flows from Financing Activities:
Proceeds from mortgage loan	4,997	-
Deferred offering cost related to mortgage loan	(138)	-
Proceeds from investor deposit	-	1,400
Repayment of convertible promissory notes	-	(25)
Proceeds from exercise of warrants	3,651	2,692
Proceeds from issuance common stock and warrants, net of offering cost	-	224
Offering costs	-	(1)
Net cash provided by financing activities	8,510	4,290
Effect of exchange changes on cash	(15)	-
Net decrease in cash and cash equivalents	(10,220)	(6,269)

Cash and cash equivalents at beginning of period	13,390	18,499
Cash and cash equivalents at end of period	$3,170	$12,230

See accompanying notes to the unaudited condensed consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

(in thousands)

	For the three months ended
	March 31,
	2015	2014
Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock in connection with conversion of notes payable and accrued expenses	$-	$140
Issuance of common stock and warrants in connection with conversion of accounts payable - Cognate BioServices	$-	$5,926
Reclass of redeemable security to equity	$-	$8,913
Accrued Exit Fee incurred from mortgage loan	$50	$-
Cashless warrant exercise on warrant liability	$520	$-
Increase in accounts payable related to UK property	$257	$-
Interest payment on convertible note from escrow	$428	$-
Redeemable security settlement	$299	$-
Supplemental disclosure of cash flow information:
Cash paid for interest	$735	$-

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

Recent Developments

On February 13, 2015, the Company entered into a mortgage loan agreement (“the Mortgage”) with Lancashire Mortgage Corporation Limited in UK for approximately $5.0 million. The Mortgage has an 18 month term with a 12% annual interest rate.

On April 2, 2015, the Company entered into a stock purchase agreement (the “Agreement”) with Woodford Investment Management LLP as agent for the CF Woodford Equity Income Fund and other clients (collectively, “Woodford”). Pursuant to the Agreement, the Company sold 5,405,405 shares of the Company’s unregistered common stock, par value $0.001 per share (the “Shares”), at a purchase price of $7.40 per Share for an aggregate purchase price of $40,000,000. The sale of the Shares took place in two separate closings as follows: (i) 1,554,054 shares for a purchase price of $11,500,000 which closed on April 8, 2015; and (ii) an additional 3,851,351 shares for a purchase price of $28,500,000 which closed on May 1, 2015. There are no warrants, pre-emptive rights or other rights or preferences.

On April 13, 2015, an unrelated institutional investor elected to exchange all $2.5 million of its existing 5.00% Convertible Senior Notes due in August 2017 (the “Notes”) for common stock of the Company on the terms set forth in the Notes. The convertible debt was entered into in August 2014. Pursuant to the exchange, the investor received 378,535 shares of the Company’s common stock. The shares are being issued pursuant to the exemption from the registration requirements afforded by Section 3(a)(9) of the Securities Act of 1933, as amended.

2. Liquidity and Financial Condition

During the three months ended March 31, 2015, the Company used approximately $17.6 million of cash for its operations and for certain one-time payments. The Company incurred an aggregate combined cash and non-cash loss of $46.4 million for the three months ended March 31, 2015, including $29.4 million of non-cash charges associated with a mark to market charge for the change in the fair value of its derivative liability and other non-cash charges.

The Company had cash and cash equivalents of $3.2 million as of March 31, 2015, and a deficit in current assets less accounts payable and accrued expenses, non-cash derivative liabilities and estimated potential environmental liabilities and notes payable of approximately $86.3 million at March 31, 2015. The non-cash derivative liabilities comprised $67.1 million of the $86.1 million total. The Company owes an aggregate of $5.8 million of trade liabilities and convertible notes to related parties.

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

The accompanying unaudited condensed financial statements as of March 31, 2015 and for the three months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of March 31, 2015, condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014, condensed consolidated statements of comprehensive loss for the three months ended March 31, 2015 and 2014 condensed consolidated statement of stockholders’ equity (deficit) for the three months ended March 31, 2015, and the condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2014 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months ended March 31, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015 or for any future interim period. The condensed balance sheet at December 31, 2014 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2014, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on March 17, 2015.

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

Environmental Remediation Liabilities

The Company records environmental remediation liabilities for properties acquired. The environmental remediation liabilities are initially recorded at fair value. The liability is reduced for actual costs incurred in connection with the clean-up activities for each property. Upon completion of the clean-up, the environmental remediation liability is adjusted to equal the fair value of the remaining operation, maintenance and monitoring activities to be performed for the property. The reduction in the liability resulting from the completion of the clean-up is included in other income. As of March 31, 2015, we estimate that the total environmental remediation costs associated with the purchase of the UK Facility will be approximately $6.2 million and. Contamination clean-up costs that improve the property from its original acquisition state are capitalized as part of the property’s overall development costs. The Company engaged a third party specialist to conduct certain surveys of the condition of the property which included, among other things, a preliminary analysis of potential environmental remediation exposures. The Company determined, based on information contained in the specialist’s report, that it would be required to estimate the fair value of an unconditional obligation to remediate specific ground contamination at an estimated fair of approximately $6.2 million. The Company computed the fair value of this obligation using a probability weighted approach that measures the likelihood of the following two potential outcomes: (i) a higher probability requirement of erecting a protective barrier around the affected area at an estimated cost of approximately $4.5 million, and (ii) a lower probability requirement of having to excavate the affected area at an estimated cost of approximately $32.0 million. The Company’s estimate is preliminary and therefore subject to change as further studies are conducted, and as additional facts come to the Company’s attention. Environmental remediation efforts are complex, technical and subject to various uncertainties. Accordingly, it is at least reasonably possible that any changes in the Company’s estimate could materially differ from the management’s preliminary discussed herein.

Research and Development Costs

Research and development costs are charged to operations as incurred and consist primarily of clinical trial costs for the Company’s Phase III and Phase I/II clinical trials, related party manufacturing costs, consulting costs, contract research and development costs, and compensation costs.

For the three months ended March 31, 2015 and 2014, the Company recognized research and development costs (cash and non-cash combined) of $19.7 million and $20.0 million, respectively. Included in research and development expense was $2.4 million and $1.4 million, and $0.7 million and $0.9 million, respectively, related to clinical site expenses such as CRO fees and site fees.

For the three months ended March 31, 2015 and 2014, the Company made cash payments of approximately $8.2 million, and $5.3 million, for the two periods, respectively, to Cognate BioServices, Inc. (“Cognate”).  At March 31, 2015 and 2014, the Company owed Cognate $5.8 million and $1.0 million, respectively, for unpaid invoices for services performed by Cognate (including manufacturing for both the Phase III and Phase I/II clinical trials, ongoing product and process development, expansion of several company programs and services related to expansion of manufacturing capacity).

For the three months ended March 31, 2015 and 2014, the Company incurred non-cash equity based compensation (restricted common stock and warrants) related to Cognate BioServices of $6.4 million and $8.0 million, respectively. This equity compensation primarily involved one-time initiation payments of shares and warrants relating to the four new agreements the Company entered into with Cognate in January, 2014.  The shares are vesting over a period of three years from the date of the agreements.  The fair value calculation of these shares was determined using the market price for tradable shares; however the shares issued to Cognate were unregistered restricted shares.  The equity compensation also included lock-up warrants (for the lock-up of Cognate shares) and most favored nation shares and warrants.

Foreign Currency Transactions

The mortgage loan, which is denominated in a foreign currency (British Pounds), is converted into the Company’s functional currency (the United States dollar) at the exchange rate on the balance sheet date.

Foreign Currency Translation

Assets and liabilities related to the Company’s German operations are calculated using Euros and are translated at end-of-period exchange rates, while the related expenses are translated at average exchange rates prevailing during the period. Translation adjustments are recorded as a separate component of consolidated stockholders’ equity (deficit).

Comprehensive Loss

During the three months ended March 31, 2015, the Company’s comprehensive loss (cash and non-cash combined) is $46.5 million.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2014 Annual Report.

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which require debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU 2015-03 is effective for the interim and annual periods ending after December 15, 2015. The Company does not expect any material impact from adoption of this guidance on the Company's condensed consolidated financial statements.

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

Level 1 - Quoted prices for identical assets and liabilities traded in active exchange markets, such as the New York Stock Exchange.

Level 2 - Observable inputs other than Level 1 including quoted prices for similar assets or liabilities, quoted prices in less active markets, or other observable inputs that can be corroborated by observable market data. Level 2 also includes derivative contracts whose value is determined using a pricing model with observable market inputs or can be derived principally from or corroborated by observable market data.

Level 3 - Unobservable inputs supported by little or no market activity for financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation; also includes observable inputs for nonbinding single dealer quotes not corroborated by observable market data.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of March 31, 2015 and December 31, 2014 (in thousands):

Fair value measured at March 31, 2015
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	March 31, 2015	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$67,081	$-	$-	$67,081

Fair value measured at December 31, 2014
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$44,742	$-	$-	$44,742

There were no transfers between Level 1, 2 or 3 during the three month period ended March 31, 2015.

The following table presents changes in Level 3 liabilities measured at fair value for the three month period ended March 31, 2015. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-

dated volatilities) inputs (in thousands).

Warrant
Liability
Balance – December 31, 2014	$44,742
Change in fair value	23,158
Cashless warrants exercise	(520)
Redeemable security settlement	(299)
Balance – March 31, 2015	$67,081

The Company’s warrant liabilities are measured at fair value using the Monte Carlo simulation valuation methodology. A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy for the three months ended March 31, 2015 is as follows:

Date of valuation	March 4, 2015*	March 31, 2015
Dividend yield (per share)	0%	0%
Strike price	$3.35	$2.40-$5.97
Volatility (annual)	70%	75%
Risk-free rate	0.30%	0.9%-1.4%
Contractual term (years)	1.5	3.3-4.4

* Inputs for cashless exercise derivative warrants

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

5. Stock-based Compensation- Non-Employees

Stock-based payment expense related to Cognate services was $6.4 million and $2.5 million for the three months ended March 31, 2015 and March 31, 2014, respectively. Approximately $3.1 million in compensation costs per calendar quarter may be recognized over the next 1.6 years based on the fair market value of stock of $7.37.

6. Property and Equipment

Property and equipment consist of the following at March 31, 2015 and December 31, 2014 (in thousands):

	March 31,	December 31,
	2015	2014
Leasehold improvements	$69	$69
Office furniture and equipment	25	25
Computer equipment and software	137	137
Construction in progress (property in the United Kingdom)	41,318	39,928
	41,549	40,159
Less: accumulated depreciation	(163)	(160)
	$41,386	$39,999

Depreciation expense was approximately $3,000 for the three months ended March 31, 2015.

7. Notes Payable

2014 Convertible Senior Notes

On August 19, 2014, the Company completed a private offering of $17.5 million aggregate principal amount of Senior Notes with an initial conversion price of $7.30 per share, for total net proceeds to the Company of approximately $16.2 million after deducting placement agent fees and other offering costs. The Company capitalized these placement agent fees and other offering costs as deferred financing cost. Interest expense amounted to $0.3 million which included $0.2 million related to the 5% coupon and $0.12 million related to the deferred offering costs for the three months ended March 31, 2015.

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

Conversion Price

Pursuant to a one-time potential price reset provision, on February 15, 2015, the initial conversion price of $7.30 was reset (“Reset”) to the lower of (a) the initial conversion price or (b) 110% of the common stock price on the 10 trading days ending on February 15, 2015. The adjustment resulted in reduction of the conversion price from $7.30 to $6.60 per share (151.4142 shares per $1,000). The fair value of the common stock was $6.07 on the rest date.

Mortgage Loan

On November 17, 2014, the Company entered into a mortgage loan agreement (“the First Mortgage”) with Lancashire Mortgage Corporation Limited in UK for approximately $10 million (£6.25 million). The First Mortgage has a 2 year term with a 12% annual interest rate. The Company initially received the first tranche of approximately $7 million (£4.5 million), and this amount was netted by approximately $0.3 million of a related financing charge, which was capitalized as deferred financing cost that is being amortized over the term of the First Mortgage. Interest expense amounted to $0.2 million for the three months ended March 31, 2015, which included $0.2 million related to the 12% coupon and $0.05 million related to the amortization of deferred offering financing costs on the mortgage loan.

On February 13, 2015, the Company entered into a second mortgage loan agreement (“the Second Mortgage”) with Lancashire Mortgage Corporation Limited in UK to expand the facility to $12 million (£7.75 million). The Second Mortgage has a 1.5 year term with a 12% annual interest rate. The Company received gross proceeds of approximately $5 million (£3.25 million), and this amount was netted by approximately $0.1 million of a related financing charge, which was capitalized as deferred financing cost that is being amortized over the term of the Second Mortgage. Interest expense amounted to $0.09 million for the three months ended March 31, 2015, which included $0.07 million related to the 12% coupon and $0.02 million related to the amortization of deferred offering financing costs on the mortgage loan.

Other Notes Payable

Notes payable consist of the following at March 31, 2015 and December 31, 2014 (in thousands):

	March 31,	December 31,
	2015	2014
Notes payable - current
12% unsecured originally due July 2011 - in dispute (1)	$934	$934
	934	934
Convertible notes payable, net - current
6% unsecured (2)	135	135
8% unsecured note due 2014 (3)	53	53
	188	188
Note payable
6% due on demand (4)	50	50
	50	50

Total notes payable, net	$1,172	$1,172

(1) This $0.934 million note, which was originally due in July 2011 is currently under dispute with the creditor as to the validity of the note payable balance, which the Company believes has already been paid in full and is not outstanding.

(2) This $0.135 million note as of March 31, 2015 consists of two separate 6% notes in the amounts of $0.110 million and $0.025 million. In regard to the $0.110 million note, the Company has made ongoing attempts to locate the creditor to repay or convert this note, but has been unable to locate the creditor to date. In regard to the $0.025 million note, the holder has elected to convert these notes into equity, the Company has delivered the applicable conversion documents to the holder, and the Company is waiting for the holder to execute and return the documents.

(3) This $0.053 million note was due May 25, 2014, and is currently past due.

(4) This $0.050 million demand note as of March 31, 2015 is held by an officer of the Company. The holder has made no demand for payment, but reserves the right to make a demand at any time.

8. Potentially Dilutive Securities

Options, warrants, and convertible debt outstanding were all considered anti-dilutive for the three month periods ended March 31, 2015, and 2014, due to net losses. The following securities were not included in the diluted net loss per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the three months ended
	March 31,
	2015	2014
Common stock options	1,551	1,551
Common stock warrants - equity treatment	15,830	14,177
Common stock warrants - liability treatment	12,500	8,463
Convertible notes	2,797	81
Potentially dilutive securities	32,678	24,272

9. Related Party Transactions

Cognate BioServices, Inc.

Under the January 17, 2014 DCVax®-L Manufacturing Services Agreement and the DCVax-Direct Agreement, if the Company, in breach of the Agreements, shuts down or suspends its DCVax-L program or DCVax-Direct program with Cognate, the Company will be liable for certain fees in addition to any other remedies. The fees are based on the stage at which the shut down or suspension occurs:

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

For the three months ended March 31, 2015, the Company made net disbursements to Cognate of approximately $8.2 million, including charges relating to manufacturing for both the Phase III and Phase I/II clinical trials, ongoing product and process development, and expansion of several Company programs under these service agreements.

As of March 31, 2015 and December 31, 2014, the Company owed Cognate (including third party sub-contract amounts) approximately $5.8 million and $1.0 million, included in accounts payable related party, respectively.

10. Stockholders’ Equity (Deficit)

Common Stock Issuances

During the quarter ended March 31, 2015, the Company issued an aggregate of 888,187 shares of common stock from the exercise of warrants receiving approximately $3.7 million of proceeds.

During the quarter ended March 31, 2015, the Company issued 80,068 shares of common stock to an individual investor as settlement of redemption of redeemable securities. The fair value of the settlement was $0.3 million and was recorded to offset derivative liabilities.

During the quarter ended March 31, 2015, the Company issued an aggregate of 385,000 shares of common stock to an individual investor from the cashless exercise of warrants previously issued. The warrants were classified as warrant liability. The fair value of the warrants on the date of exercise was $0.5 million.

Stock Purchase Warrants

The following is a summary of warrant activity for the three months ended March 31, 2015 (in thousands):

	Number of	Weighted Average
	Warrants	Exercise Price
Outstanding as of December 31, 2014	29,385	$4.72
Warrants exercised for cash	(888)	4.11
Warrants exercised on a cashless basis*	(117)	3.35
Warrant adjustment due to Cognate price reset	62	3.35
Expired in first quarter of 2015	(128)	9.42
Adjustment related to prior issued warrants	16	5.73
Outstanding as of March 31, 2015 **	28,330	$4.72

*The warrants contain “down round protection” and the Company classifies these warrant instruments as liabilities measured at fair value and re-measures these instruments at fair value each reporting period.

** Approximately 14,323,003 warrants issued to Cognate, during the eight year period from 2008 through 2015, with a weighted average exercise price and remaining contractual term of $3.3 and 4.4 years, respectively. The weighted average exercise price gives effect to adjustments related to the most favored nation clause that occurred during the period.

11. Subsequent Events

Management of the Company performed an evaluation of all subsequent events that occurred as of the date these financial statements were issued to determine if they must be reported. Management has determined that the following subsequent events are required to be disclosed:

On April 2, 2015, the Company entered into a stock purchase agreement (the “Agreement”) with Woodford Investment Management LLP as agent for the CF Woodford Equity Income Fund and other clients (collectively, “Woodford”). Pursuant to the Agreement, the Company has agreed to sell, and Woodford has agreed to purchase, 5,405,405 shares of the Company’s unregistered common stock, par value $0.001 per share (the “Shares”), at a purchase price of $7.40 per Share for an aggregate purchase price of $40,000,000. The sale of the Shares took place in two separate closings as follows: (i) 1,554,054 shares for a purchase price of $11,500,000 which closed on April 8, 2015; and (ii) an additional 3,851,351 shares for a purchase price of $28,500,000 which closed on May 1, 2015. There are no warrants, pre-emptive rights or other rights or preferences.

Subsequent to March 31, 2015 $3.0 million of the 2014 Convertible Senior Notes were converted into common stock of the Company on the terms set forth in the agreement. Pursuant to the exchange, on the terms set forth in the Notes, the investors received approximately 454,000 shares of the Company’s common stock. The shares are being issued pursuant to the exemption from the registration requirements afforded by Section 3(a)(9) of the Securities Act of 1933, as amended.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements included with this report. In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words “believe,” “expect,” “intend,” “anticipate,” and similar expressions are used to identify forward-looking statements, but some forward-looking statements are expressed differently. Many factors could affect our actual results, including those factors described under “Risk Factors” in our Form 10-K for the year ended December 31, 2014 and in Part II Item 1A of this report. These factors, among others, could cause results to differ materially from those presently anticipated by us. You should not place undue reliance on these forward-looking statements.

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

Our DCVax platform technology involves dendritic cells, the master cells of the immune system, and is designed to reinvigorate and educate the immune system to attack cancers. The dendritic cells are able to mobilize the overall immune system, including T cells, B cells and antibodies, natural killer cells and many others. Such mobilization of the overall immune system provides a broader attack on the cancer than mobilizing just a particular component, such as T cells alone, or a particular antibody alone. Likewise, our DCVax technology is designed to attack the full set of biomarkers, or antigens, on a patient’s cancer, rather than just a particular selected target or several targets. Clinical experience indicates that when just one or a few biomarkers on a cancer are targeted by a drug or other treatment, sooner or later the cancer usually develops a way around that drug, and the drug stops working. We believe that mobilizing the overall immune system, and targeting the full set of biomarkers on the patient’s cancer, contributes to the effectiveness of DCVax.

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

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2014. Our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Because we are a pre-revenue company, we do not allocate research and development costs on a project basis. We adopted this policy, in part, due to the unreasonable cost burden associated with accounting at such a level of detail and our limited number of financial and personnel resources.

General and administrative:

General and administrative expenses include administrative personnel related salary and benefit expenses, cost of facilities, insurance, travel, legal support, property and equipment and amortization of stock options and warrants.

Three Months Ended March 31, 2015 and 2014

We recognized a (combined cash and non-cash) net loss of $46.4 million for the three months ended March 31, 2015 which was comparable to the net loss of $46.0 million for the three months ended March 31, 2014.

Research and Development Expense

Research and development expense was $19.7 million for the three months ended March 31, 2015 which was comparable to the $20.0 million for the three months ended March 31, 2014.

For the three months ended March 31, 2015 and 2014, we made cash payments for the two periods, respectively, of approximately $8.2 million, and $5.5 million to Cognate. At March 31, 2015 and 2014, we owed Cognate $5.8 million and $1.0 million, respectively, for unpaid invoices for services performed by Cognate (including manufacturing for both the Phase III and Phase I/II clinical trials, ongoing product and process development, expansion of several company programs and services related to expansion of manufacturing capacity).

For the three months ended March 31, 2015 and 2014, we incurred non-cash equity based payment (restricted common stock and warrants) expense related to Cognate services of $6.4 million and $8.0 million, respectively. This equity payment primarily involved one-time initiation payments of shares and warrants relating to the four new agreements we entered into with Cognate in January, 2014. The shares are vesting over a period of three years from the date of the agreements. The fair value calculation of these shares was determined using the market price for tradable shares; however the shares issued to Cognate were unregistered restricted shares. The equity compensation also included lock-up warrants (for the lock-up of Cognate shares) and most favored nation warrants.

General and Administrative Expense

General and administrative expense was $3.3 million for the three months ended March 31, 2015 which was comparable to the $3.7 million for the three months ended March 31, 2014.

Change in fair value of derivatives

During the three months ended March 31, 2015 and 2014 we recognized a non-cash loss on derivative liabilities of $23.2 million and $17.0 million, respectively, due primarily to the change in value of the warrants, due to an increase in our stock price, issued to Cognate in connection with the extinguishment of accounts payable.

Inducement expense

During the three months ended March 31, 2015 there was no inducement expense versus inducement expense of $5.3 million for the three months ended March 31, 2014. The inducement expense for the three months ended March 31, 2014 was related to the conversion of accounts payable to common stock and warrants to Cognate in connection with the extinguishment of accounts payable, and the fair value of the common stock and warrants were higher than the conversion price.

Interest Expense

Interest expense (including non-cash elements such as amortization of debt discount) increased to $0.8 million for the three months ended March 31, 2015 from $0.1 million for the three months ended March 31, 2014. The increase in interest expense is primarily related to the issuance of senior convertible notes and mortgage loans.

Liquidity and Capital Resources

We have experienced recurring losses from operations. During the three months ended March 31, 2015, net cash outflows for operations and for one-time expenses was $17.6 million.

At March 31, 2015, current assets totaled $4.7 million, compared to $14.6 million at December 31, 2014. Current assets less current liabilities produces working capital deficit in the amount of $86.3 million at March 31, 2015, compared to a deficit of $54.2 million at December 31, 2014, as described above.

Operating Activities

During the three months ended March 31, 2015, we used $17.6 million in cash for operating activities and certain one-time payments.

Investing Activities

During the three months ended March 31, 2015, we used $1.1 million in cash. There were no investing activities during the three months ended March 31, 2014.

Financing Activities

During the three months ended March 31, 2015, our financing activities provided net proceeds after expenses of $8.5 million, consisting of $4.9 million in net mortgage loan proceeds and net proceeds of $3.7 million from the exercise of warrants.

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

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of loss that may result from the change in value of a financial instruments due to fluctuations in its market price. Market risk is inherent in all financial instruments. Market risk may be exacerbated in times of trading illiquidity when market participants refrain from transacting in normal quantities and/or at normal bid-offer spreads. Our exposure to market risk is directly related to derivatives, debt and equity linked instruments related to our financing activities.

Our assets and liabilities are overwhelmingly denominated in U.S. dollars. Consequently, we have not considered it necessary to use foreign currency contracts or other derivative instruments to manage changes in currency rates. We do not now, nor do we plan to, use derivative financial instruments for speculative or trading purposes. However, these circumstances might change.

The primary quantifiable market risk associated with our financial instruments is sensitivity to changes in interest rates. Interest rate risk represents the potential loss from adverse changes in market interest rates. We use an interest rate sensitivity simulation to assess our interest rate risk exposure. For purposes of presenting the possible earnings effect of a hypothetical, adverse change in interest rates over the 12-month period from our reporting date, we assume that all interest rate sensitive financial instruments will be impacted by a hypothetical, immediate 100 basis point increase in interest rates as of the beginning of the period. The sensitivity is based upon the hypothetical assumption that all relevant types of interest rates that affect our results would increase instantaneously, simultaneously and to the same degree. We do not believe that our cash and equivalents have significant risk of default or illiquidity.

The sensitivity analyses of the interest rate sensitive financial instruments are hypothetical and should be used with caution. Changes in fair value based on a 1% or 2% variation in an estimate generally cannot be extrapolated because the relationship of the change in the estimate to the change in fair value may not be linear. Also, the effect of a variation in a particular estimate on the fair value of financial instruments is calculated independent of changes in any other estimate; in practice, changes in one factor may result in changes in another factor, which might magnify or counteract the sensitivities. In addition, the sensitivity analyses do not consider any action that we may take to mitigate the impact of any adverse changes in the key estimates.

Based on our analysis, as of March 31, 2015, the effect of a 100+/- basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss are considered immaterial.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management (including our principal executive, financial and accounting officer), and the external firm that performs the finance and accounting functions for our Company, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.

Since 2012, our Company’s finance and accounting functions have been performed by an external firm on a contract services basis.  This firm specializes in providing financing and accounting functions for biotech companies, and the founders and senior managers are highly experienced former partners of national accounting firms.

Based on the evaluation of our controls and procedures, our principal executive, financial and accounting officer concluded that during the period covered by this report, our Company’s processes for internally reporting material information in a systematic manner to allow for timely filing of material information were ineffective, due to inherent limitations from being a small company and insufficient personnel for segregation of duties, and there existed material weaknesses in our oversight over the financial reporting that contribute to the weaknesses in our disclosure controls and procedures.

Changes in Internal Control over Financial Reporting

We have been taking steps to remediate the weaknesses identified above, which continue to exist as of the end of the period covered by this report.  Specifically, we have expanded the personnel resources and activities performed by the external firm.  We plan to continue taking steps to improve our internal control system and to address these deficiencies (including by potentially bringing some of the functions in-house), but the timing of such steps is uncertain and our ability to retain or attract qualified individuals to undertake these functions is also uncertain.  Aside from these changes, there has been no change in our internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2015, that has materially affected, or is reasonable expected to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

There have been no material changes to the discussion of risk factors included in our most recent Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2015, the Company issued an aggregate of 888,187 shares of common stock from the exercise of warrants previously issued for proceeds of approximately $3.7 million.

During the quarter ended March 31, 2015, the Company issued 80,068 shares of common stock to an individual investor as settlement of redemption of redeemable securities.

During the quarter ended March 31, 2015, the Company issued an aggregate of 385,000 shares of common stock to an individual investor from the cashless exercise of warrants previously issued.

On April 2, 2015, the Company entered into a stock purchase agreement (the “Agreement”) with Woodford Investment Management LLP as agent for the CF Woodford Equity Income Fund and other clients (collectively, “Woodford”). Pursuant to the Agreement, the Company has agreed to sell, and Woodford has agreed to purchase, 5,405,405 shares of the Company’s unregistered common stock, par value $0.001 per share (the “Shares”), at a purchase price of $7.40 per Share for an aggregate purchase price of $40,000,000. The sale of the Shares took place in two separate closings as follows: (i) 1,554,054 shares for a purchase price of $11,500,000 which closed on April 8, 2015; and (ii) an additional 3,851,351 shares for a purchase price of $28,500,000 which closed on April 30, 2015. There are no warrants, pre-emptive rights or other rights or preferences.

On April 13, 2015, an unrelated institutional investor elected to exchange all $2.5 million of its existing 5.00% Convertible Senior Notes due in August 2017 (the “Notes”) for common stock of the Company on the terms set forth in the Notes. The convertible debt was entered into in August 2014. Pursuant to the exchange, on the terms set forth in the Notes, the investor received 378,535 shares of the Company’s common stock. The shares are being issued pursuant to the exemption from the registration requirements afforded by Section 3(a)(9) of the Securities Act of 1933, as amended.

Except as noted above, all of the the securities sold in these transactions were exempt from registration under the Securities Act of 1933, as amended, in reliance on Section 4(a) (2) thereof.

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certification of President (Principal Executive Officer and Principal Financial and Accounting Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of President, Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101

The following financial information from our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2015 and 2014, (iii) the Condensed Consolidated Statements of Comprehensive Loss for the three-month periods ended March 31, 2015 and 2014, (iv) the Condensed Consolidated Statement Of Stockholders’ Equity (Deficit), (v) the Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2015 and 2014, and (vi) the Notes to Condensed Consolidated Financial Statements.*

*	Filed herewith
**	Furnished herewith
23

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC

Dated: May 11, 2015	By:	/s/ Linda F. Powers
		Name:	Linda F. Powers
		Title:	President and Chief Executive Officer
Principal Executive Officer
Principal Financial and Accounting Officer

