Form 10-Q
period 2015-09-30
NORTHWEST BIOTHERAPEUTICS INC
filed 2015-11-09
CIK 1072379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 5, 2015, the total number of shares of common stock, par value $0.001 per share, outstanding was 92,358,087.

NORTHWEST BIOTHERAPEUTICS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$5,392	$13,390
Restricted cash - interest payments held in escrow	747	865
Prepaid expenses and other current assets	950	387
Total current assets	7,089	14,642

Non-current assets:
Property, plant and equipment, net	43,965	39,999
Restricted cash - interest payments held in escrow, net of current portion	488	1,760
Other assets	97	55
Total non-current assets	44,550	41,814

Total assets	$51,639	$56,456

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$15,564	$9,826
Accounts payable to related party	7,222	5,729
Accrued expenses (includes related party of $11 and $8 as of September 30, 2015 and December 31, 2014, respectively)	1,069	1,211
Convertible notes, net (includes related party note of $50 and $50 as of September 30, 2015 and December 31, 2014, respectively)	238	238
Note payable - in dispute	934	934
Environmental remediation liability	6,200	6,200
Derivative liability	56,020	44,742
Total current liabilities	87,247	68,880

Non-current liabilities:
Convertible note (net of deferred financing cost of $528 and $1,123 as of September 30, 2015 and December 31, 2014, respectively)	10,472	16,377
Mortgage loan (net of deferred financing cost of $619 and $862 as of September 30, 2015 and December 31, 2014, respectively)	11,132	6,128
Other accrued expenses	144	98
Total non-current liabilities	21,748	22,603

Total liabilities	108,995	91,483

Contingencies

Stockholders' equity (deficit):
Preferred stock ($0.001 par value); 40,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	-	-
Common stock ($0.001 par value); 450,000,000 shares authorized; 78,169,566 and 68,957,469 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	78	69
Additional paid-in capital	553,797	485,615
Accumulated deficit	(611,184)	(520,521)
Accumulated other comprehensive loss	(47)	(190)
Total stockholders' equity (deficit)	(57,356)	(35,027)
Total liabilities and stockholders' equity (deficit)	$51,639	$56,456

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Research grant and other	$291	$582	$876	$582
Total revenues	291	582	876	582
Operating costs and expenses:
Research and development	9,170	22,707	58,307	64,242
General and administrative	4,334	4,483	17,467	12,059
Total operating costs and expenses	13,504	27,190	75,774	76,301
Loss from operations	(13,213)	(26,608)	(74,898)	(75,719)
Other income (expense):
Inducement expense	-	(8,166)	-	(18,506)
Change in fair value of derivative liability	36,490	14,002	(12,362)	1,702
Interest expense	(1,046)	(271)	(3,475)	(426)
Foreign currency transaction loss	384	-	72	-
Net income (loss)	$22,615	$(21,043)	$(90,663)	$(92,949)

Net earnings (loss) per share applicable to common stockholders
Basic	$0.29	$(0.35)	$(1.22)	$(1.64)
Diluted	$0.25	$(0.35)	$(1.22)	$(1.64)
Weighted average shares used in computing basic earnings (loss) per share	78,062	60,604	74,394	56,838
Weighted average shares used in computing diluted earnings (loss) per share	89,821	60,604	74,394	56,838

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income (loss)	$22,615	$(21,043)	$(90,663)	$(92,949)
Other comprehensive income (loss)
Foreign currency translation adjustment	(461)	-	143	-
Total comprehensive income (loss)	$22,154	$(21,043)	$(90,520)	$(92,949)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Cumulative Translation	Total Stockholders'
	Shares	Par value	Capital	Deficit	Adjustment	Equity (Deficit)
Balance as of January 1, 2015	68,957	$69	$485,615	$(520,521)	$(190)	$(35,027)
Proceeds from issuance of common stock	5,405	5	39,995	-	-	40,000
Redeemable securities settlement	80	-	299	-	-	299
Issuance of common stock for debt conversion	985	1	6,499	-	-	6,500
Issuance of common stock for conversion of accrued interest	39	-	387	-	-	387
Proceeds from warrants exercises	1,728	2	7,429	-	-	7,431
Reclassification of warrant liabilities related to warrants exercised for cash	-	-	264	-	-	264
Cashless warrants exercise	572	1	520	-	-	521
Issuance of common stock as compensation	403	-	3,389	-	-	3,389
Stock issued to Cognate BioServices as compensation under Cognate Agreements	-	-	9,400	-	-	9,400
Net loss	-	-	-	(90,663)	-	(90,663)
Cumulative translation adjustment	-	-	-	-	143	143
Balance as of September 30, 2015	78,169	$78	$553,797	$(611,184)	$(47)	$(57,356)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the nine months ended
	September 30,
	2015	2014
Cash Flows from Operating Activities:
Net Loss	$(90,663)	$(92,949)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	44	352
Amortization of debt discount and accretion on redeemable securities	-	71
Amortization of deferred financing cost	1,013	50
Change in fair value of derivatives	12,362	(1,702)
Accrued interest converted to common stock	-	76
Stock and warrants issued to Cognate BioServices as compensation under Cognate Agreements	9,400	18,656
Stock and warrants issued for services	3,389	1,819
Inducement expense	-	18,506
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(563)	(20)
Accounts payable and accrued expenses	7,083	3,654
Related party accounts payable and accrued expenses	1,496	15,507
Deposits and other non-current assets	(42)	-
Net cash used in operating activities	(56,481)	(35,980)
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(4,010)	(22,332)
Funding of escrow - convertible notes	-	(2,625)
Net cash used in investing activities	(4,010)	(24,957)
Cash Flows from Financing Activities:
Proceeds from mortgage loan	4,997	-
Deferred offering cost related to mortgage loan	(138)	-
Proceeds transferred from escrow account	287	-
Proceeds from issuance of convertible notes, net of deferred financing cost	-	16,220
Repayment of convertible promissory notes	-	(25)
Proceeds from exercise of warrants	7,431	4,817
Proceeds from the issuance of common stock and warrants - Cognate	-	2,250
Proceeds from issuance common stock and warrants	-	6,684
Proceeds from issuance common stock	40,000	-
Gross proceeds from issuance common stock and overallotment rights	-	15,000
Offering costs	-	(1,105)
Net cash provided by financing activities	52,577	43,841
Effect of exchange rate changes on cash and cash equivalents	(84)	-
Net decrease in cash and cash equivalents	(7,998)	(17,096)

Cash and cash equivalents at beginning of period	13,390	18,499
Cash and cash equivalents at end of period	$5,392	$1,403

Supplemental disclosure of cash flow information
Interest payments on mortgage loan	$(1,025)	$-
Interest payments on senior convertible notes	$(1,103)	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

(in thousands)

	For the nine months ended
	September 30,
	2015	2014
Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock in connection with conversion of notes payable and accrued expenses	$-	$165
Issuance of common stock and warrants in connection with conversion of accounts payable - Cognate BioServices	$-	$16,780
Reclass of redeemable security to equity	$-	$8,913
Deferred offering cost related to mortgage loan	$51	$1,280
Initial value of interest make-whole derivative issued in connection with the convertible debt	$-	$1,854
Environmental remediation liabilities	$-	$1,600
Reclassification of warrant liabilities related to cashless warrants exercise	$521	$-
Reclassification of warrant liabilities related to warrants exercised for cash	$264	$-
Issuance of common stock for debt conversion	$6,500	$-
Issuance of common stock for conversion of accrued interest	$387	$-
Redeemable security settlement	$299	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

On August 21, 2015, the Company issued a press release announcing that over 300 of the total 348 planned patients had been recruited into the Phase III trial of DCVax®-L for Glioblastoma multiforme, that all of these patients are continuing to be treated in accordance with the trial protocol, and that new screening of patient candidates for additional recruitment has been temporarily suspended while the Company submits certain information from the trial for regulatory review.

The Company received various shareholder inquiries, asking whether the 300 patients are actually enrolled and being treated in the trial, or were just screened for the trial. On Monday, August 24, the Company responded to these inquiries and filed an 8-K containing its answer confirming that the 300 patients are actually enrolled and being treated in the trial. The Company also noted that being enrolled in the trial means not being in the Information Arm, and not being in the pseudo-progression arm, each of which are parallel with the trial but outside the trial.

A shareholder inquiry also asked what information the Company is submitting to regulators. The 8-K also contained the answer that such submissions would not normally be discussed in the middle of a regulatory process or dialog, and that the Company plans to report when the process has been completed.

2. Liquidity and Financial Condition

During the nine months ended September 30, 2015, the Company used approximately $56.5 million of cash for its operations and for certain one-time payments (e.g., development work and related patent costs, engineering, legal, regulatory, and other development costs related to the U.K. facility). The Company incurred a net loss (cash and non-cash combined) of $90.7 million for the nine months ended September 30, 2015, including $26.2 million of non-cash charges associated with a mark to market charge for the change in the fair value of its derivative liability and other non-cash charges. This net loss was comparable to the (combined cash and non-cash) net loss of $92.9 million for the nine months ended September 30, 2014

During the three months ended September 30, 2015, the Company used approximately 11.8 million of cash for its operations and for certain one-time payments. The Company had cash and cash equivalents of $5.4 million and a working capital deficiency (cash and non-cash liabilities combined) of approximately $80.2 million at September 30, 2015 (with $56.0 million of the $80.2 million deficit comprised of non-cash derivative liabilities). The Company owes an aggregate of $7.3 million of trade liabilities and convertible notes to related parties.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of September 30, 2015, condensed consolidated statements of operations for the three months and nine months ended September 30, 2015 and 2014, condensed consolidated statements of comprehensive income (loss) for the three months and nine months ended September 30, 2015 and 2014, condensed consolidated statement of stockholders’ equity (deficit) for the nine months ended September 30, 2015, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months and nine months ended September 30, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015 or for any future interim period. The condensed balance sheet at December 31, 2014 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2014, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on March 17, 2015.

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

Environmental Remediation Liabilities

The Company records environmental remediation liabilities for properties acquired. The environmental remediation liabilities are initially recorded at fair value. The liability is reduced for actual costs incurred in connection with the clean-up activities for each property. Upon completion of the clean-up, the environmental remediation liability is adjusted to equal the fair value of the remaining operation, maintenance and monitoring activities to be performed for the property. The amount of the liability resulting from the completion of the clean-up, if any, would be included in other income (expense). As of September 30, 2015, the Company estimated that the total environmental remediation costs associated with the purchase of the UK Facility will be approximately $6.2 million. Contamination clean-up costs that improve the property from its original acquisition state are capitalized as part of the property’s overall development costs. The Company engaged a third party specialist to conduct certain surveys of the condition of the property which included, among other things, a preliminary analysis of potential environmental remediation exposures. The Company determined, based on information contained in the specialist’s report, that it would be required to estimate the fair value of an unconditional obligation to remediate specific ground contamination at an estimated fair value of approximately $6.2 million. The Company computed the fair value of this obligation using a probability weighted approach that measures the likelihood of the following two potential outcomes: (i) a higher probability requirement of erecting a protective barrier around the affected area at an estimated cost of approximately $4.5 million, and (ii) a lower probability requirement of having to excavate the affected area at an estimated cost of approximately $32.0 million. The Company’s estimate is preliminary and therefore subject to change as further studies are conducted, and as additional facts come to the Company’s attention. Environmental remediation efforts are complex, technical and subject to various uncertainties. Accordingly, it is at least reasonably possible that any changes in the Company’s estimate could materially differ from the management’s preliminary discussed herein.

Research and Development Costs

Research and development costs are charged to operations as incurred and consist primarily of clinical trial costs for the Company’s Phase III and Phase I/II clinical trials, related party manufacturing costs, consulting costs, contract research and development costs, and compensation costs.

For the three months ended September 30, 2015 and 2014, the Company made cash payments of approximately $7.1 million (with invoices generally being paid all in cash) and $1.4 million (with invoices generally being paid half in cash and half in stock), respectively, to Cognate BioServices, Inc. (“Cognate”) For the nine months ended September 30, 2015 and 2014, the Company made cash payments of approximately $28.4 million (with invoices generally being paid all in cash) and $12.8 million (with invoices generally being paid half in cash and half in stock), respectively, to Cognate.  At September 30, 2015 and December 31, 2014, the Company owed Cognate $7.2 million and $5.7 million, respectively, for unpaid invoices for services performed by Cognate (including manufacturing for both the Phase III and Phase I/II clinical trials, ongoing product and process development, expansion of several company programs and services related to expansion of manufacturing capacity).

For the nine months ended September 30, 2015 and 2014, the Company incurred non-cash equity based compensation (restricted common stock and warrants) for the ongoing vesting (in equal monthly installments over 3 years) of the one-time initiation payments of shares and warrants under the four agreements the Company entered into with Cognate in January 2014. The vesting amounts during the nine months ended September 30, 2015 and 2014 were $9.4 million (comprising 1.3 million shares per nine months) and $6 million (comprising 1.2 million shares per nine months), respectively. The value of the monthly vesting amounts was higher in the nine months ended September 2015 than the period ended September 2014 because the price per share of the Company’s stock has risen to $6.25 as of September 30, 2015. For the three months ended September 30, 2015 and 2014, the vesting amounts were a credit to stock based compensation expense of $(6.4) million and $0.9 million. The fair value calculation of these shares was determined using the market price for tradable shares; however the shares issued to Cognate were unregistered restricted shares.  The ongoing installments also included lock-up warrants (for a 3-year lock-up of Cognate shares) and most favored nation shares and warrants.

Foreign Currency Translation and Transactions

The Company has operations in Germany, the United Kingdom and Canada, in addition to the U.S. Assets and liabilities are translated into U.S. dollars using end of period exchange rates and revenues and expenses are translated into U.S. dollars using weighted average rates. Foreign currency translation adjustments are reported as a separate component of accumulated other comprehensive income (loss) within stockholders’ equity (deficit).

During the nine months ended September 30, 2015, the Company recorded $0.1 million of foreign currency translation gain primarily due to the strengthening of the U.S. dollar relative to the euro and British pound sterling.

Foreign currency transaction losses are recognized in the Consolidated Statements of Operations as incurred.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2014 Annual Report.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. ASU 2015-03 is effective for the interim and annual periods ending after December 15, 2015, but early adoption is permitted. The Company early adopted ASU 2015-03 and such adoption resulted in debt issuance costs for all periods presented to be reclassified to long-term debt, net.

4. Fair Value Measurements

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of September 30, 2015 and December 31, 2014 (in thousands):

Fair value measured at September 30, 2015
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	September 30, 2015	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$56,020	$-	$-	$56,020

Fair value measured at December 31, 2014
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$44,742	$-	$-	$44,742

There were no transfers between Level 1, 2 or 3 during the nine month period ended September 30, 2015.

The following table presents changes in Level 3 liabilities measured at fair value for the nine month period ended September 30, 2015. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

Warrant
Liability
Balance – January 1, 2015	$44,742
Change in fair value	12,362
Cashless warrants exercise	(521)
Warrants exercised for cash	(264)
Redeemable security settlement	(299)
Balance – September 30, 2015	$56,020

The Company’s warrant liabilities are measured at fair value using the Monte Carlo simulation valuation methodology. A summary of weighted average (in aggregate) about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy for the nine months ended September 30, 2015 is as follows:

Date of valuation	January 1, 2015	September 30, 2015
Strike price	$3.54	$3.51
Volatility (annual)	70.9%	84.2%
Risk-free rate	1.8%	1.0%
Contractual term (years)	5.0	3.4
Dividend yield (per share)	0%	0%

During fiscal 2015 approximately 184,000 warrants classified as liabilities were exercised as both cash and cashless exercises.  The warrants were marked to market through other income (expense) and the balances were reclassified as stockholder’ equity (deficit) at the point of exercise.  A summary of weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring warrant exercises through the nine months ended September 30, 2015 is as follows:

Date of valuation	2015 Warrants Exercises
Strike price	$4.30
Volatility (annual)	74.6%
Risk-free rate	0.5%
Contractual term (years)	2.1
Dividend yield (per share)	0%

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

5. Stock-based Compensation- Non-Employees

Related Party

Stock based payment expense (restricted common stock and warrants) to Cognate for the ongoing vesting over 3 years of one-time initiation payments under the four agreements that were entered into in January 2014 for Cognate services was $9.4 million (comprising 1.3 million shares per nine months) and $6 million (comprising 1.2 million shares per nine months) for the nine months ended September 30, 2015 and 2014, respectively. For the three months ended September 30, 2015 and 2014, the vesting amounts were a credit to stock based compensation expense of $(6.4) million and $0.9 million. Approximately $2.8 million in compensation costs per calendar quarter may be recognized over the next 1.3 years based on the fair market value of stock of $6.25 as of September 30, 2015.

The Company issued 318,116 shares of common stock for services to Cognate’s designee in partial satisfaction of amounts owed to Cognate for manufacturing services, which resulted in compensation expense of $2.7 million for the nine month period ended September 30, 2015.

Other

The Company issued 85,228 shares of common stock for the nine months period ended September 30, 2015, which resulted in share based compensation of approximately $0.7 million.

6. Property, Plant and Equipment

Property and equipment consist of the following at September 30, 2015 and December 31, 2014 (in thousands):

	September 30,	December 31,
	2015	2014
Leasehold improvements	$69	$69
Office furniture and equipment	25	25
Computer equipment and software	236	137
Construction in progress (property in the United Kingdom)	43,839	39,928
	44,169	40,159
Less: accumulated depreciation	(204)	(160)
	$43,965	$39,999

Depreciation expense was approximately $44,000 and $352,000 for the nine months ended September 30, 2015 and 2014, respectively, $29,000 and $346,000 for the three months ended September 30, 2015 and 2014, respectively.

7. Notes Payable

2014 Convertible Senior Notes

The 2014 Convertible Senior Notes are due on August 15, 2017 and have a conversion price of $6.60.

The Company has remaining $1.2 million in escrowed interest payments, which is sufficient to fund, when due, the total aggregate amount of the six scheduled semi-annual interest payments during the term of the notes, excluding additional interest, if any.

During the nine months ended September 30, 2015, $6.5 million of the 2014 Convertible Senior Notes were converted into common stock of the Company on the terms set forth in the agreement. Pursuant to the exchange, on the terms set forth in the Notes, the investors received 1,023,535 shares of the Company’s common stock, which includes accelerated interest. The Company also accelerated the remaining portion of deferred offering cost upon the conversion of the Senior Notes and recorded as additional interest expense.

The following table shows the details of interest expenses related to 2014 Convertible Senior Notes for the three and nine months ended September 30, 2015 (in thousands):

	Three months ended	Nine months ended
	September 30, 2015	September 30, 2015
Contractual interest	$151	$502
Accelerated interest due to the conversion of convertible senior notes into common stock	200	763
Amortization of debt issuance costs	80	292
Accelerated amortization of debt issuance cost due to the conversion of convertible senior notes into common stock	68	302
Total interest expense on the convertible senior notes	$499	$1,859

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

Interest expense related to the February 13, 2015 and November 17, 2014 mortgage loans amounted to $0.5 million and $1.4 million for the three and nine months ended September 30, 2015, respectively, which included $0.4 million and $1.0 million related to the 12% coupon and $0.1 million and $0.4 million related to the amortization of deferred offering financing costs on the mortgage loan.

Other Notes Payable

Notes payable consist of the following at September 30, 2015 and December 31, 2014 (in thousands):

	September 30,	December 31,
	2015	2014
Notes payable - current
12% unsecured originally due July 2011 - in dispute (1)	$934	$934
	934	934
Convertible notes payable, net - current
6% unsecured (2)	135	135
8% unsecured note due 2014 (3)	53	53
	188	188
Note payable
6% due on demand (4)	50	50
	50	50

Total notes payable, net	$1,172	$1,172

(1) This $0.934 million note, which was originally due in July 2011 is currently under dispute with the creditor as to the validity of the note payable balance, which the Company believes has already been paid in full and is not outstanding.

(2) This $0.135 million note as of September 30, 2015 consists of two separate 6% notes in the amounts of $0.110 million and $0.025 million. In regard to the $0.110 million note, the Company has made ongoing attempts to locate the creditor to repay or convert this note, but has been unable to locate the creditor to date. In regard to the $0.025 million note, the holder has elected to convert these notes into equity, the Company has delivered the applicable conversion documents to the holder, and the Company is waiting for the holder to execute and return the documents.

(3) This $0.053 million note was due May 25, 2014, and is currently past due.

(4) This $0.050 million demand note as of September 30, 2015 is held by an officer of the Company. The holder has made no demand for payment, but reserves the right to make a demand at any time.

8. Net Earnings (Loss) Per Share

Basic and diluted earnings per common share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share includes the determinants of basic net income per share and, in addition, gives effect to the potential dilution that would occur if securities or other contracts to issue common stock were exercised, vested or converted into common stock, unless they are anti-dilutive. Diluted weighted average common shares include common stock potentially issuable under our convertible notes, vested and unvested stock options and unvested RSUs.

The following table sets forth the computation of earnings (loss) per share (amounts in thousands except per share data):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Net earnings (loss) - basic	$22,615	$(21,043)	$(90,663)	$(92,949)
Interest on convertible senior notes	79	-	-	-
Net earnings (loss) - diluted	$22,694	$(21,043)	$(90,663)	$(92,949)

Weighted average shares outstanding - basic	78,062	60,604	74,394	56,838
Common stock warrants	12,373	-	-	-
Convertible notes	1,811	-	-	-
Less: unvested issued restricted stock	(2,425)	-	-	-
Weighted average shares outstanding - diluted	89,821	60,604	74,394	56,838

Per share data:
Basic	$0.29	$(0.35)	$(1.22)	$(1.64)
Diluted	$0.25	$(0.35)	$(1.22)	$(1.64)

For the periods where we reported losses, all common stock equivalents are excluded from the computation of diluted earnings (loss) per share, since the result would be anti-dilutive. Common stock equivalents not included in the calculations of diluted earnings (loss) per share because to do so would have been anti-dilutive, include the following (amounts in thousands):

	For the nine months ended
	September 30,
	2015	2014
Common stock options	1,551	1,551
Over-allotment rights	-	2,273
Common stock warrants - equity treatment	12,929	14,200
Common stock warrants - liability treatment	12,434	9,108
Convertible notes	1,811	81
Potentially dilutive securities	28,725	27,213

9. Related Party Transactions

Cognate BioServices, Inc.

Under the January 17, 2014 DCVax®-L Manufacturing Services Agreement and the DCVax®-Direct Agreement, if the Company, in breach of the Agreements, shuts down or suspends its DCVax®-L program or DCVax®-Direct program with Cognate, the Company will be liable for certain fees in addition to any other remedies. The fees are based on the stage at which the shut down or suspension occurs:

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

For the nine months ended September 30, 2015 and September 30, 2014, respectively, the Company made net disbursements to Cognate of approximately $28.4 million (with invoices generally being paid all in cash rather than half in cash and half in stock), versus $12.8 million (with invoices generally being paid half in cash and half in stock) including charges relating to manufacturing for both the Phase III and Phase I/II clinical trials, ongoing product and process development, and expansion of several Company programs under these service agreements.

For the three months ended September 30, 2015 and September 30, 2014, respectively, the Company made net disbursements to Cognate of approximately $7.1 million (with invoices generally being paid all in cash rather than half in cash and half in stock), versus $1.4 million With the substantial expansion of recruitment in the Phase III DCVax-L trial during this period, patient volume has exceeded the maximum amount contracted for, and as a result the disbursements have included excess production costs. In addition, the disbursements have included preparatory work for multiple Phase II clinical trials, as well as development work connected with new intellectual property and certain regulatory requirements. The disbursements have also included substantial one-time services related to manufacturing expansion in Europe.

As of September 30, 2015 and December 31, 2014, the Company owed Cognate (including third party sub-contract amounts) approximately $7.2 million and $5.7 million, respectively. These amounts are included in accounts payable to related party in the condensed consolidated balance sheets.

The Company issued 318,116 common shares to Cognate’s designee in partial satisfaction of the 8.1 million shares that were approved by the Company’s Board in November 2014 to satisfy certain payment obligations for unpaid invoices for manufacturing and related services, and certain anti-dilution obligations to Cognate under the most favored nation provisions in the Company’s agreements with Cognate. The Company recorded a $2.7 million charge to stock based compensation based upon the fair value of the common shares on the date of issuance. The 8.1 million shares were issued on October 19, 2015. Additionally, in connection with the Woodford Financing, the Company issued 681,884 shares of common stock to Cognate, on the same terms as the Shares issued to Woodford, to satisfy approximately $3.8 million of current obligations for unpaid invoices for manufacturing and related services by Cognate.

10. Stockholders’ Equity (Deficit)

Common Stock Issuances

First Quarter 2015

During the quarter ended March 31, 2015, the Company issued an aggregate of 888,187 shares of common stock from the exercise of warrants, receiving approximately $3.7 million of proceeds.

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

During the quarter ended June 30, 2015, the Company converted $4.5 million of the 2014 Convertible Senior Notes into common stock on the terms set forth in the agreement. Pursuant to the exchange, on the terms set forth in the Notes, the investors received 701,033 shares of the Company’s common stock, which included accelerated interest.

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

During the quarter ended June 30, 2015, the Company issued an aggregate of 318,116 shares of common stock to Cognate’s designee in partial satisfaction of the 8.1 million shares that were approved by the Company’s Board last November to satisfy certain payment obligations for unpaid invoices for manufacturing and related services, and certain anti-dilution obligations to Cognate under the most favored nation provisions in the Company’s agreements with Cognate, and were reported by the Company last November, but had not yet been issued.

Third Quarter 2015

During the quarter ended September 30, 2015, the Company issued an aggregate of 116,675 shares of common stock from the exercise of warrants for total proceeds of $0.8 million, of which 57,500 shares of common stock were related to extinguishment of warrant liabilities. The fair value of the warrant liabilities was $0.2 million on the date of exercise, which was recorded as a component of additional paid-in-capital.

During the quarter ended September 30, 2015, the Company issued an aggregate of 2,566 shares of common stock to multiple investors from the cashless exercise of warrants previously issued.

During the quarter ended September 30, 2015, the Company converted $2 million of the 2014 Convertible Senior Notes into common stock on the terms set forth in the agreement. Pursuant to the exchange, on the terms set forth in the Notes, the investors received 322,502 shares of the Company’s common stock, which includes accelerated interest.

Stock Purchase Warrants

The following is a summary of warrant activity for the nine months ended September 30, 2015 (in thousands, except per share data):

	Number of	Weighted Average
	Warrants	Exercise Price
Outstanding as of December 31, 2014	29,385	$4.72
Warrants exercised for cash	(1,678)	4.25
Warrants exercised on a cashless basis*	(304)	3.96
Warrant adjustment due to Cognate price reset	62	3.35
Warrants expired and cancelled	(2,382)	4.66
Adjustment related to prior issued warrants	280	4.41
Outstanding as of September 30, 2015 **	25,363	$4.76

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

11. Contingencies

In 2014, as previously reported, the Company received demand letters from three purported individual shareholders seeking to inspect our corporate books and records pursuant to Section 220 of the Delaware General Corporation Law. The demand letters were all substantially similar, and claimed that their purpose is to investigate possible mismanagement and breaches of fiduciary duty by the Company’s directors and officers.  They requested a range of documents.  On November 13, 2014, one of the purported shareholders filed a complaint in the Delaware Court of Chancery seeking to enforce her books and records demand. The Company reached negotiated agreements and provided limited records, under confidentiality agreements. On July 16, 2015, the parties filed, and the court entered, a stipulation dismissing the case.

On June 19, 2015, two of the purported shareholders filed a complaint purportedly suing on behalf of a class of similarly situated shareholders and derivatively on behalf of the Company in the Delaware Court of Chancery.  The lawsuit names Cognate BioServices, Inc. (“Cognate”), Toucan Partners, Toucan Capital Fund III, our CEO Linda Powers and the Company’s Board of Directors as defendants, and names the Company as a “nominal defendant” with respect to the derivative claims.  The complaint generally objects to certain transactions between the Company and Cognate and the Toucan entities, in which Cognate and the Toucan entities provided services and financing to the Company, or agreed to conversion of debts owed to them by the Company into equity.  The complaint seeks unspecified monetary relief for the Company and the plaintiffs, and various forms of equitable relief, including disgorgement of allegedly improper benefits, rescission of the challenged transactions, and an order forbidding similar transactions in the future.  On September 1, the Company and other named defendants filed motions to dismiss.  In response, the plaintiffs filed an amended complaint on November 6. The Company disputes the allegations in the complaint and has not accrued for them. The Company intends to vigorously defend the case. However, there can be no assurance as to what the outcome of these claims will be, nor assurance that the outcome of these claims will not have a material adverse effect on the Company’s financial position and results from operations.

On August 26, 2015, a purported shareholder of the Company filed a complaint purportedly suing on behalf of a class of similarly situated shareholders in the District Court for the District of Maryland.  The lawsuit names the Company and Ms. Powers as defendants.  The complaint generally claims that the defendants violated Section 10(b) and Section 20(a) of the Securities Exchange Act by making misleading statements and/or omissions on a variety of subjects, including the trial results for DCVax-Direct, the promotion of the Company’s stock, and information requests from German regulators.  The complaint seeks unspecified damages, attorneys’ fees, and costs. On October 26, 2015, two purported shareholders of the Company filed a motion seeking appointment as lead plaintiff. The Company disputes the allegations in the complaint and has not accrued for them. The Company intends to vigorously defend the case. However, there can be no assurance as to what the outcome of these claims will be, nor assurance that the outcome of these claims will not have a material adverse effect on the Company’s financial position and results from operations.

As previously reported, the Company previously received demand letters from two purported individual shareholders alleging “short swing” profits under Section 16(b) of the Exchange Act arising from Cognate awarding to some of its own employees some of the Company shares that Cognate owned, and arising from a convertible debt financing transaction in which the unrelated investor chose to convert the debt into shares of the Company stock owned by Cognate rather than being repaid in cash.  However, prior to either of these demand letters, the Company had already filed a Form 8-K on December 19, 2014, in which it already disclosed this same information (which had been found in the course of a joint review by Cognate and the Company), already agreed with Cognate on the disgorgement of those deemed profits ($448,681) by Cognate and resolved the matter.  The Company believes that the payment by Cognate fully resolved the matters, and so informed the purported shareholders who sent the demand letters.

In April, 2015, one of those purported individual shareholders filed a complaint against the Company and Cognate in the District Court for the Southern District of New York.  The same plaintiff had previously filed such a complaint and then withdrew it to amend it.  The complaint seeks to force disgorgement of a larger amount, which the plaintiff alleges is unknown but is estimated to be approximately $1.4 million, reduced by the payment already made.  The Company and Cognate disputed the plaintiff’s claim for further disgorgement, and filed an Answer denying such liability.

On September 23, 2015, the parties entered a Stipulation of Settlement and filed it with the Court.  Under the terms of the Stipulation of Settlement, which is subject to the Court’s approval, the plaintiff shall dismiss the action with prejudice against Cognate and fully and finally release Cognate from all claims that were or could have been asserted in the action, and Cognate shall pay to the Company the amount of $500,000 less the attorney’s fees and expenses awarded by the Court to plaintiff’s counsel, which the parties have agreed to in the amount of $125,000.  In the event that the Court awards fees to plaintiff’s counsel in an amount less than $125,000, the settlement amount owed by Cognate to the Company shall increase by the amount of such diminution so that Cognate will pay $500,000 in total.

On October 23, 2015, the plaintiff submitted to the Court an unopposed motion in support of the Stipulation of Settlement.  The Court has ordered that all other case events are suspended pending its review of the proposed settlement.

The Company expects the Court to approve the settlement. However, there can be no assurance of that outcome nor assurance that the outcome of these claims will not have a material adverse effect on the Company’s financial position and results from operation.

From time to time, the Company is a party to legal proceedings arising in the ordinary course of business. We are not currently a party to any other legal proceedings that we believe could have a material adverse effect on financial condition or results of operations.

12. Subsequent Events

Private Investment in Public Equity

Effective October 2015, the Company entered into a stock purchase agreement (the “Agreement”) with Woodford Investment Management LLP as agent for the CF Woodford Equity Income Fund and other clients (collectively, “Woodford”). Pursuant to the Agreement, the Company issued 5,454,545 shares of common stock, par value $0.001 per share (the “Shares”), at a purchase price of $5.50 per share for an aggregate purchase price of $30 million (the “Woodford Financing”). The Company has agreed to register the Shares in a registration statement with the U. S. Securities and Exchange Commission.

Additionally, in connection with the Woodford Financing, the Company issued 681,884 shares of common stock to Cognate, on the same terms as the Shares issued to Woodford, to satisfy $3.8 million of current obligations for unpaid invoices for manufacturing and related services by Cognate. The Company also completed the issuance of approximately 8.1 million shares of common stock to Cognate which had been approved by the Board in November 2014 and reported by the Company at that time, but had not yet been issued, to satisfy obligations for unpaid invoices for manufacturing and related services.

Demand Loans

On October 8, 2015, Leslie J. Goldman, an officer of the Company, loaned the Company $400,000 pursuant to a Demand Promissory Note (the “Goldman Note”). The Goldman Note bears interest at the rate of 8% per annum, and will be payable upon demand, with 7 days’ prior written notice by Mr. Goldman to the Company. The Goldman Note also bears 35% warrant coverage on the repayment amount if the Note is not repaid within 30 days of issuance.

On October 22, 2015, Cognate loaned the Company $1,000,000 pursuant to a Demand Promissory Note on the same terms as the Goldman Note.

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

Research and development expense was $9.2 million for the three months ended September 30, 2015 versus $22.7 million for the three months ended September 30, 2014.

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

Our operating costs also include the costs of expansion of our clinical trial programs including the Phase III trial in the US, UK, Germany and Canada (with DCVax-L for brain cancer), early access programs in Europe, and preparations for multiple Phase II trials (with DCVax-Direct for inoperable solid tumor cancers). The preparation costs include process development, upfront payments to the clinical trial sites and the CROs managing the trials and other service providers, and legal, regulatory and expert expenses related to regulatory approvals, institutional approvals and clinical trial agreements with each site, database development, training of medical and other site personnel, trial supplies and other. Additional substantial costs relate to the expansion of manufacturing facilities and capacity, in both the US and Europe.

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

Three Months Ended September 30, 2015 and 2014

For the three months ended September 30, 2015 and 2014, we recognized a net income of $22.6 million and a net loss of $21.0 million, respectively. The increase in net income is mainly due to a non-cash gain in fair value of derivative liability of $36.5 million recorded during the 3rd quarter of 2015.

Research and Development Expense

Research and development expense was $9.2 million for the three months ended September 30, 2015 versus $22.7 million for the three months ended September 30, 2014. The decrease was primarily due to decreased non-cash manufacturing costs.

For the three months ended September 30, 2015 and 2014, we made cash payments for the two periods, respectively, of approximately $7.1 million (with the invoices generally being paid all in cash), and $1.4 million (with the invoices generally being paid half in cash and half in stock ) to Cognate. At September 30, 2015 and 2014, we owed Cognate $7.2 million and $2.3 million, respectively, for unpaid invoices for services performed by Cognate (including manufacturing for both the Phase III and Phase I/II clinical trials, ongoing product and process development, expansion of several company programs and services related to expansion of manufacturing capacity).

For the three months ended September 30, 2015 and 2014, we incurred non-cash equity based benefit and expense (restricted common stock and warrants) for the ongoing vesting (in equal monthly installments over 3 years) of the one-time initiation payments of shares and warrants under the four agreements the Company entered into with Cognate in January 2014. The vesting amounts during the three months ended September 30, 2015 and 2014 were negative $6.4 million (comprising 0.4 million shares per three months) and $0.9 million (comprising 0.4 million shares per three months), respectively. The fair value calculation of these shares was determined using the market price for tradable shares; however the shares issued to Cognate were unregistered restricted shares. The ongoing installments also included lock-up warrants (for a 3-year lock-up of Cognate shares) and most favored nation warrants.

General and Administrative Expense

General and administrative expense was $4.3 million (cash and non-cash expenses combined) for the three months ended September 30, 2015 versus $4.5 million for the three months ended September 30, 2014. The decrease in general and administrative expenses can be mainly attributed to a decrease of consulting expenses.

Change in fair value of derivatives

During the three months ended September 30, 2015 and 2014 we recognized a non-cash gain on derivative liabilities of $36.5 million and $14 million, respectively, due primarily to the change in value of the warrants, due to a decrease in our stock price comparing with the prior quarter, issued to Cognate in connection with the extinguishment of accounts payable.

Inducement expense

During the three months ended September 30, 2015 there was no inducement expense versus inducement expense of $8.2 million for the three months ended September 30, 2014. The inducement expense for the three months ended September 30, 2014 was related to the conversion of accounts payable to common stock and warrants to Cognate in connection with the extinguishment of accounts payable.

Interest Expense

Interest expense (including non-cash elements such as amortization of debt discount and debt issuance cost) increased to $1.0 million for the three months ended September 30, 2015 from $0.3 million for the three months ended September 30, 2014. The increase in interest expense is primarily related to the conversion of senior convertible notes. We also accelerated the remaining portion of deferred offering cost upon the conversion of the Senior Notes and recorded as additional interest expense during the three months ended September 30, 2015.

Nine Months Ended September 30, 2015 and 2014

We recognized a (combined cash and non-cash) net loss of $90.7 million for the nine months ended September 30, 2015 which was comparable to the (combined cash and non-cash) net loss of $92.9 million for the nine months ended September 30, 2014.

Research and Development Expense

Research and development expense was $58.3 million for the nine months ended September 30, 2015 versus $64.2 million for the nine months ended September 30, 2014.

For the nine months ended September 30, 2015 and 2014, we made cash payments for the two periods, respectively, of approximately $28.4 million (with invoices generally being paid in all cash), and $12.8 million (with invoices generally being paid half in cash and half in stock) to Cognate. With the substantial expansion of recruitment in the Phase III DCVax-L trial, patient volume exceeded the maximum amount contracted for, and as a result, the payments have included excess production costs. In addition, the payments have included preparatory work for multiple different Phase II clinical trials, as well as development work connected with new intellectual property and certain regulatory requirements. The payments have also included substantial one-time services related to manufacturing expansion in Europe.

As of September 30, 2015 and 2014, we owed Cognate $7.2 million and $5.7 million, respectively, for unpaid invoices for services performed by Cognate.

For the nine months ended September 30, 2015 and 2014, we incurred non-cash equity based payment (restricted common stock and warrants) expense for the ongoing vesting (in equal monthly installments over 3 years) of the one-time initiation payments of shares and warrants under the four agreements the Company entered into with Cognate in January 2014. The vesting amounts during the nine months ended September 30, 2015 and 2014 were $9.4 million (comprising 1.3 million shares per nine months) and $6 million (comprising 1.2 million shares per nine months), respectively. The value of the monthly vesting amounts was higher in the nine months ended September 2015 than the period ended September 2014 because the price per share of the Company’s stock has risen. The fair value calculation of these shares was determined using the market price for tradable shares; however the shares issued to Cognate were unregistered restricted shares. The ongoing installments also included lock-up warrants (for a 3-year lock-up of Cognate shares) and most favored nation warrants.

General and Administrative Expense

General and administrative expense (cash and non-cash expenses combined) was $17.5 million for the nine months ended September 30, 2015 versus $12.1 million for the nine months ended September 30, 2014. The increase in general and administrative expenses were mainly from an increase of approximately $2.4 million in legal fees, and non-cash stock based compensation (318,116 shares) issued to Cognate’s designee in partial satisfaction of the 8.1 million shares that were approved by the Company’s Board last November to satisfy certain anti-dilution obligations to Cognate, and were reported by the Company last November, but had not yet been issued.

Change in fair value of derivatives

During the nine months ended September 30, 2015 and 2014 we recognized a non-cash loss and gain on derivative liabilities of $12.4 million and a $1.7 million, respectively, due primarily to the change in value of the warrants, due to an increase in our stock price, previously issued to Cognate in connection with the extinguishment of accounts payable.

Inducement expense

During the nine months ended September 30, 2015 there was no inducement expense versus inducement expense of $18.5 million for the nine months ended September 30, 2014. The inducement expense for the nine months ended September 30, 2014 was related to the conversion of accounts payable to common stock and warrants to Cognate in connection with the extinguishment of accounts payable, and the fair value of the common stock and warrants of marketable, tradable shares of the Company’s common stock..

Interest Expense

Interest expense (including non-cash elements such as amortization of debt discount and debt issuance cost) increased to $3.5 million for the nine months ended September 30, 2015 from $0.4 million for the nine months ended September 30, 2014. The increase in interest expense is primarily related to the conversion of senior convertible notes. We accelerated the remaining portion of deferred offering cost upon the conversion of the Senior Notes and recorded as additional interest expense during the three months ended September 30, 2015.

Liquidity and Capital Resources

We have experienced recurring losses from operations. During the nine months ended September 30, 2015, net cash outflows for operations and for one-time expenses was $56.5 million.

At September 30, 2015, current assets totaled $7.1 million, compared to $14.6 million at December 31, 2014. Current assets less current liabilities produces working capital deficit (cash and non-cash liabilities combined) in the amount of $80.2 million at September 30, 2015 (with $56 million of the $80.2 million deficit comprised of non-cash derivative liabilities), compared to a deficit of $54.2 million at December 31, 2014, as described above.

Operating Activities

During the nine months ended September 30, 2015, we used $56.5 million in cash for operating activities.

Investing Activities

During the nine months ended September 30, 2015 and 2014, we used $4 million and $25 million in cash related to capitalized costs related to the UK facility and UK facility purchase, respectively.

Financing Activities

During the nine months ended September 30, 2015, our financing activities provided net proceeds after expenses of $52.6 million, consisting of $5 million in net mortgage loan proceeds, proceeds of $7.4 million from the exercise of warrants, and proceeds of $40.0 million from issuance of common stock.

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

Based on our analysis, as of September 30, 2015, the effect of a 100+/- basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss are considered immaterial.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Since 2012, our Company’s finance and accounting functions have been performed by an external firm on a contract services basis.  This firm specializes in providing financing and accounting functions for biotech companies, and the founders and senior managers are highly experienced former partners of national accounting firms. Together with this external firm, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.

Based on the evaluation of our controls and procedures, our principal executive, financial and accounting officer concluded that during the period covered by this report, our Company’s processes for internally reporting material information in a systematic manner to allow for timely filing of material information were improving compared with prior periods, but were not yet fully effective, due to inherent limitations from being a small company and insufficient personnel for segregation of duties, and there remain material weaknesses in our oversight over the financial reporting that contribute to the weaknesses in our disclosure controls and procedures.  We have been working together with the external firm who performs the Company’s finance and accounting functions to address the weaknesses and enable increased segregation of duties and oversight, as described below.

Changes in Internal Control over Financial Reporting

We have been taking steps to remediate the weaknesses identified above, which continue to exist as of the end of the period covered by this report.  Specifically, we have expanded the personnel resources allocated to our Company’s work, and the activities performed for our Company, by the external firm.  We have also recruited additional personnel to enable increased segregation of duties and increased oversight. We plan to continue taking steps to improve our internal control system and to address remaining deficiencies, but the timing of such steps is uncertain and our ability to retain or attract qualified individuals to undertake these functions is also uncertain.  Aside from these changes, there has been no change in our internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2015, that has materially affected, or is reasonable expected to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

In 2014, as previously reported, the Company received demand letters from three purported individual shareholders seeking to inspect our corporate books and records pursuant to Section 220 of the Delaware General Corporation Law. The demand letters were all substantially similar, and claimed that their purpose is to investigate possible mismanagement and breaches of fiduciary duty by the Company’s directors and officers.  They requested a range of documents.  On November 13, 2014, one of the purported shareholders filed a complaint in the Delaware Court of Chancery seeking to enforce her books and records demand. The Company reached negotiated agreements and provided limited records, under confidentiality agreements. On July 16, 2015, the parties filed, and the court entered, a stipulation dismissing the case.

On June 19, 2015, two of the purported shareholders filed a complaint purportedly suing on behalf of a class of similarly situated shareholders and derivatively on behalf of the Company in the Delaware Court of Chancery.  The lawsuit names Cognate BioServices, Inc. (“Cognate”), Toucan Partners, Toucan Capital Fund III, our CEO Linda Powers and the Company’s Board of Directors as defendants, and names the Company as a “nominal defendant” with respect to the derivative claims.  The complaint generally objects to certain transactions between the Company and Cognate and the Toucan entities, in which Cognate and the Toucan entities provided services and financing to the Company, or agreed to conversion of debts owed to them by the Company into equity.  The complaint seeks unspecified monetary relief for the Company and the plaintiffs, and various forms of equitable relief, including disgorgement of allegedly improper benefits, rescission of the challenged transactions, and an order forbidding similar transactions in the future.  On September 1, the Company and other named defendants filed motions to dismiss.  In response, the plaintiffs filed an amended complaint on November 6. The Company intends to vigorously defend the case.

On August 26, 2015, a purported shareholder of the Company filed a complaint purportedly suing on behalf of a class of similarly situated shareholders in the District Court for the District of Maryland.  The lawsuit names the Company and Ms. Powers as defendants.  The complaint generally claims that the defendants violated Section 10(b) and Section 20(a) of the Securities Exchange Act by making misleading statements and/or omissions on a variety of subjects, including the trial results for DCVax-Direct, the promotion of the Company’s stock, and information requests from German regulators.  The complaint seeks unspecified damages, attorneys’ fees, and costs. On October 26, 2015, two purported shareholders of the Company filed a motion seeking appointment as lead plaintiff.  The Company intends to vigorously defend the case.

As previously reported, the Company previously received demand letters from two purported individual shareholders alleging “short swing” profits under Section 16(b) of the Exchange Act arising from Cognate awarding to some of its own employees some of the the Company shares that Cognate owned, and arising from a convertible debt financing transaction in which the unrelated investor chose to convert the debt into shares of the Company stock owned by Cognate rather than being repaid in cash.  However, prior to either of these demand letters, the Company had already filed a Form 8-K on December 19, 2014, in which it already disclosed this same information (which had been found in the course of a joint review by Cognate and the Company), already agreed with Cognate on the disgorgement of those deemed profits ($448,681) by Cognate and resolved the matter.  The Company believes that the payment by Cognate fully resolved the matters, and so informed the purported shareholders who sent the demand letters.

In April, 2015, one of those purported individual shareholders filed a complaint against the Company and Cognate in the District Court for the Southern District of New York.  The same plaintiff had previously filed such a complaint and then withdrew it to amend it.  The complaint seeks to force disgorgement of a larger amount, which the plaintiff alleges is unknown but is estimated to be approximately $1.4 million, reduced by the payment already made.  The Company and Cognate disputed the plaintiff’s claim for further disgorgement, and filed an Answer denying such liability.

On September 23, 2015, the parties entered a Stipulation of Settlement for expediency, and filed it with the Court.  Under the terms of the Stipulation of Settlement, which is subject to the Court’s approval, the plaintiff shall dismiss the action with prejudice against Cognate and fully and finally release Cognate from all claims that were or could have been asserted in the action, and Cognate shall pay to the Company the amount of $500,000 less the attorney’s fees and expenses awarded by the Court to plaintiff’s counsel, which the parties have agreed to in the amount of $125,000.  In the event that the Court awards fees to plaintiff’s counsel in an amount less than $125,000, the settlement amount owed by Cognate to the Company shall increase by the amount of such diminution so that Cognate will pay $500,000 in total.

On October 23, 2015, the plaintiff submitted to the Court an unopposed motion in support of the Stipulation of Settlement.  The Court has ordered that all other case events are suspended pending its review of the proposed settlement.

From time to time, the Company is a party to legal proceedings arising in the ordinary course of business. We are not currently a party to any other legal proceedings that we believe could have a material adverse effect on financial condition or results of operations.

Item 1A. Risk Factors

The risk factors described in our most recent Annual Report on Form 10-K and other filings continue to apply as described therein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2015, the Company issued an aggregate of 116,675 shares of common stock from the exercise of warrants for total proceeds of $0.8 million. Of which 57,500 shares of common stock was related to extinguishment of warrant liabilities. The fair value of the warrant liabilities was $0.2 million on the date of exercise, which was recorded as a component of additional paid-in-capital.

During the quarter ended September 30, 2015, the Company issued an aggregate of 2,566 shares of common stock to multiple investors from the cashless exercise of warrants previously issued.

During the quarter ended September 30, 2015, the Company converted $2 million of the 2014 Convertible Senior Notes into common stock on the terms set forth in the agreement. Pursuant to the exchange, on the terms set forth in the Notes, the investors received 322,502 shares of the Company’s common stock, which includes accelerated interest.

All of the securities set forth above were issued by the Company pursuant to Section 4(2) of the Securities Act of 1933, as amended, or the provisions of Rule 504 of Regulation D promulgated under the Securities Act. All such shares issued contained a restrictive legend and the holders confirmed that they were acquiring the shares for investment and without intent to distribute the shares. All of the purchasers were friends or business associates of the Company’s management and all were experienced in making speculative investments, understood the risks associated with investments, and could afford a loss of the entire investment. The Company did not utilize an underwriter or a placement agent for any of these offerings of its securities.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On October 8, 2015, Leslie J. Goldman, an officer of the Company loaned the Company $400,000 pursuant to a Demand Promissory Note (the “Goldman Note”). The Goldman Note bears interest at the rate of 8% per annum, and will be payable upon demand, with 7 days’ prior written notice by Mr. Goldman to the Company. The Goldman Note also bears 35% warrant coverage on the repayment amount if the Note is not repaid within 30 days of issuance.

On October 22, 2015, Cognate loaned the Company $1,000,000 pursuant to a Demand Promissory Note (the “Cognate Note”) on the same terms as the Goldman Note.

Item 6. Exhibits

31.1	Certification of President (Principal Executive Officer and Principal Financial and Accounting Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of President, Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101	The following financial information from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (ii) the Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2015 and 2014, (iii) the Condensed Consolidated Statements of Comprehensive Loss for the three-month and nine-month periods ended September 30, 2015 and 2014, (iv) the Condensed Consolidated Statement of Stockholders’ Equity (Deficit), (v) the Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2015 and 2014, and (vi) the Notes to Condensed Consolidated Financial Statements.*

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC

Dated: November 9, 2015	By:	/s/ Linda F. Powers
		Name:	Linda F. Powers
		Title:	President and Chief Executive Officer
Principal Executive Officer
Principal Financial and Accounting Officer

