Form 10-K
period 2015-12-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2016-03-16
CIK 1072379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $244,870,374 on June 30, 2015

As of March 10 2016 the registrant had 101,740,440 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

 None.

NORTHWEST BIOTHERAPEUTICS, INC.

FORM 10-K

PART I

This Report on Form 10-K for Northwest Biotherapeutics, Inc. may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are characterized by future or conditional verbs such as "may," "will," "expect," "intend," "anticipate," believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors and elsewhere in this Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission, including the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate safety and efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing. We do not assume any obligation to update forward-looking statements as circumstances change.

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

Our lead product, DCVax-L, is in an ongoing Phase III trial for newly diagnosed Glioblastome multiforme (GBM), with over 60 trial sites as of December 31, 2015. The trial is on partial clinical hold for screening of new patients for further enrollment; however, over 300 of the planned 348 patients had been enrolled in the trial as of December 31, 2015, and the patients already in the trial have continued to be treated in accordance with the trial protocol, without interruption.

Our second product, DCVax-Direct, is being studies in a 60-patient Phase I/II trial for all types of inoperable solid tumors. The 40-patient Phase I stage of the trial has been completed. The Company is working on preparations for Phase II trials of DCVax-Direct.

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

Now, other types of immune therapies are also being developed, including checkpoint inhibitor drugs that are designed to “take the brakes off” immune responses, and T cell based therapies that are designed to deliver targeted immune agents to attack cancers. In addition, more broad based immune therapies are starting to come of age: “therapeutic vaccines” designed to mobilize the entire immune system, rather than just a single agent or single category of agents. Therapeutic vaccines are similar to preventive vaccines in that they work by mobilizing the immune system. However, therapeutic vaccines are administered to patients who already have a given disease, for the purpose of preventing or delaying recurrence or progression of the existing disease.

Several of the therapeutic vaccines that are now coming of age are focusing on dendritic cells in various ways. These vaccines can potentially offer a broader potential immune response because dendritic cells are the master cells of the immune system. When dendritic cells are activated against a particular pathogen (or cancer) they, in turn, mobilize the overall immune system to attack that pathogen (or cancer). The process by which dendritic cells mobilize other agents takes place to a large extent in the lymph nodes.

A major challenge faced by immune therapies for cancer has been that, unlike in a healthy patient with an infectious disease, in cancer patients the immune system is failing to stop the tumor.

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

There are also other novel approaches being developed for cancers, including Glioblastoma multiforme (GBM) brain cancer. For example, a medical device developed by Novocure and recently approved for commercialization involves delivery of electric current to the brain to enhance the effects of chemotherapy and thereby kill cancer cells.

The DCVax Technology

As described above, our platform technology, DCVax, is a personalized immune therapy which consists of a therapeutic vaccine that uses a patient's own dendritic cells, or DCs, the master cells of the immune system, as the therapeutic agent. The patient’s DCs are obtained through a blood draw, or leukapheresis. The DCs are then activated and loaded with biomarkers (“antigens”) from the patient’s own tumor. The loading of biomarkers into the DCs “educates” the DCs about what the immune system needs to attack. The activated, educated DCs are then isolated with very high purity and constitute the DCVax personalized vaccine.

We believe that injection of DCVax-L into the patient, through a simple intra-dermal injection, similar to a flu shot, in the upper arm, can initiate a potent immune response against cancer cells, mobilizing the overall immune system and doing so in the natural way, with the numerous immune agents acting in their normal roles and in combination with each other. We also believe that DCVax-Direct, which is directly injected into inoperable tumors, functions in a similar way. In short, DCVax is designed to restore the potent natural functioning of the immune system which has otherwise been impaired or blocked by the cancer.

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

Diagram 2:  One Educated Dendritic Cell Activates Hundreds of Anti-Cancer T Cells

We believe that at least three key aspects of the DCVax technology contribute to the positive results (described more fully below) seen in clinical trials to date:

(1)	DCVax is personalized, and targets the particular biomarkers expressed on that patient’s tumor. Extensive scientific evidence has shown that there is substantial variation in tumor profiles and characteristics among patients with the “same” cancer. The degree of variation is particularly large in some of the most aggressive cancers, such as GBM brain cancer and pancreatic cancer. Cancer drugs are typically keyed to a single target which is believed to be found on the cancer cells’ surface or in one of the cancer cells’ signaling pathways in a substantial percentage of patients with a given type of cancer. Such drugs are of no use in patients whose cancers do not happen to express that particular target, or cease expressing that target as the disease progresses.

(2)	DCVax is designed to target not just one but the full set of biomarkers on the patient’s tumor. As mentioned above, cancer drugs are typically rifle shots aimed at just one target on a patient’s cancer. However, cancer is a complex and variable disease. Tumor profiles vary among patients with the “same” cancer and also vary as the disease progresses. Further, when rifle shot drugs hit individual targets on cancers, the cancers can find ways around them (called “escape variants”) - and the rifle shot treatments then usually stop working. DCVax takes the opposite approach: instead of aiming at a single target, DCVax is aimed at the full set of biomarkers on a patient’s cancer. Such treatment approach is expected to make it more difficult for tumors to develop escape variants.

(3)	DCVax is designed to mobilize a systemic immune response, not just one among the many different categories of immune agents in that overall system. Some of the prominent cancer drugs today are composed of just one type of antibody - and antibodies themselves are just one type of agent in the overall immune system (see Diagram 1 above). In contrast, the full immune system involves many types of antibodies, and also many other kinds of agents besides antibodies. As described above, DCVax is comprised of activated, educated dendritic cells, and dendritic cells are the master cells of the immune system; they can mobilize a systemic immune response.

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

DCVax-L - is designed for operable solid tumors. It is made with cancer antigens from tumor lysate (a protein extract from processed tumor cells) from the patient’s own tumor tissue. As such, DCVax-L incorporates the full set of tumor antigens, making it difficult for tumors to find ways around it (“escape variants”), as described above. DCVax-L is currently in our 348-patient Phase III clinical trial for GBM brain cancer, although the trial is on a partial clinical hold for new screening of patients for further enrollment. DCVax-L is anticipated to be applicable for any type of solid tumor cancers in situations in which the patient has their tumor surgically removed as part of standard of care.

DCVax-Direct - is designed for inoperable solid tumors DCVax-Direct also incorporates the full set of tumor antigens (as does DCVax-L) but it does so in situ in the patient’s body rather than at the manufacturing facility. With DCVax-Direct, the new dendritic cells are partially matured in a special proprietary way so as to be ready to pick up antigens directly from tumor tissue in the patient’s body, and also communicate the information about those antigens to other agents of the immune system, such as T cells. The partially matured dendritic cells are then injected directly into the patient’s tumor(s). There, the dendritic cells pick up the antigens- in situ rather than picking up the antigens from tumor lysate in a lab dish at the manufacturing facility, as is done with DCVax-L. DCVax-Direct is anticipated to be applicable to any type of inoperable solid tumors.

Clinical Programs, Clinical Trial Results and Early Access Programs

Overall Clinical Pipeline

Over the last ten years, we have built a robust clinical pipeline with DCVax products for multiple cancers, which we believe provides us with multiple opportunities for success. Our lead product, DCVax-L for GBM brain cancer has previously gone through early stage trials, and is in now the late stages of a 348-patient international Phase III trial. We enrolled over 300 of the planned 348 patients, and the trial was then subject to a partial clinical hold on screening of new patients which remains in place at present. Our second product, DCVax-Direct for all types of inoperable solid tumors, has completed the 40-patient Phase I stage of a Phase I/II trial. We plan to progress into multiple Phase II trials with DCVax-Direct. In addition to these trials, our DCVax-L product has also been administered in a small early stage trial for metastatic ovarian cancer, and a DCVax product for prostate cancer successfully completed a 35-patient Phase I/II trial and was cleared by the FDA many years ago for a 612-patient Phase III trial.

DCVax-L for Operable Solid Tumors: GBM Brain Cancer

Our lead product candidate is DCVax-L for Glioblastoma multiforme (GBM): the most aggressive and lethal type of brain cancer. With full standard of care treatment for GBM today, including surgery, radiation and chemotherapy, the cancer recurs in a median of just 6.9 months and kills the patient in a median of just 14.6 months. There has been very little improvement in clinical outcomes for GBM patients in the last 30 years. The incidence of GBM appears to be on the rise, for unknown reasons, and there is an urgent need for new and better treatments.

DCVax-L is currently in a 348-patient Phase III trial, although the trial is on a partial clinical hold in regard to new screening of patients. We have enrolled over 300 of the planned 348 patients, and the patients already in the trial are continuing to be treated in accordance with the protocol, without interruption. As of December 31, 2015, there were more than 60 clinical sites open and operating for the trial across the U.S. and in the U.K., Germany and Canada.

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

“Information Arm” Outside the Phase III Trial

In parallel with the Phase III trial of DCVax-L for GBM, we accepted a total of 55 patients into an “Information Arm” outside of the trial, who failed to meet the eligibility requirements for the trial. Most of these patients (51 of the 55) were actual or potential “rapid progressors” (patients in whom the brain cancer is already appearing to re-grow by the time the patient finishes the 6 weeks of daily radiotherapy and daily chemotherapy following surgical removal of the tumor). All of these 51 patients were treated with the same DCVax-L product as in the Phase III trial, on the same treatment schedule as in the trial, at the same medical centers as in the trial, in the same time period as the trial, and the data were collected and maintained by the same Contract Research Organization (CRO) as is managing the trial. Among the 51 patients, about 20 of them apparently met the “progression” (tumor re-growth) criteria and two time points, both at the end of the 6 weeks of daily radiation and chemotherapy and 8 weeks later, and about 25 of the patients met the “progression” criteria at one of the two time points.

As we have reported, a significant extension of survival compared with expected survival times has been seen to date in a significant portion of these Information Arm patients. We plan to continue following these patients during this year, and plan to report on further results.

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

During 2014 and 2015, we undertook preparations for this Hospital Exemption early access program (for which the parties would not engage until we had received regulatory approval) including numerous contract negotiations with medical centers, separate arrangements for international patients at the medical centers, development of a registry and system for data collection, obtaining local licenses, development of patient contracts and consent and release forms, logistics arrangements, and other steps. During 2016, we plan to continue these program development activities.

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

In the fall of 2012, we initiated the processes for manufacturing DCVax-Direct for clinical trials. During the first half of 2013, we (through Cognate BioServices) expanded and accelerated the manufacturing preparations, including assay development, test runs and other qualification and optimization work, on both the product and the automated system for key stages of the manufacturing. In the second half of 2013 we launched the 40-patient Phase I stage of our 60-patient Phase I/II clinical trial with DCVax-Direct, for all types of inoperable solid tumor cancers. The trial took place at two sites: MD Anderson Cancer Center in Houston and Orlando Health (formerly MD Anderson, Orlando). During 2015, we completed the Phase I stage of this trial, although we are still following patients from the trial.

The patients who were enrolled in the Phase I trial had failed other treatments, had multiple tumors and actively progressing disease - these were effectively no-option patients. In spite of this heavy disease burden, though, the treatment regimen in this first clinical trial was very conservative: only one tumor was injected in each patient, and most of the patients received only 3 treatment over the course of 2 weeks, with some receiving a 4th treatment at week 8 (with no treatments during the 6 weeks between the 3rd and 4th treatments).

Despite these challenging circumstances, a number of case studies and interim data to date have been quite encouraging, as we have reported on several occasions. Clinical effects seen in various patients include examples of tumor necrosis (i.e., cell death) in the injected tumors, shrinkage or stabilization in some non-injected tumors, and/or stabilization of disease. We are continuing to collect follow-up data, and anticipate continuing to report on it.

This Phase I trial was designed to be very informative: we are treated numerous diverse types of cancers (sarcoma, pancreatic, colorectal, lung, melanoma and others); we tested three different dose levels and various methods of image-guided administration; we are collected both imaging and biopsy data, and correlated them with clinical effects in patients; we evaluated both local effects in the injected tumors and systemic effects in the non-injected tumors; we evaluated potential endpoints for future trials; and most importantly, we are evaluated safety.

Our experience with the Phase I stage of the DCVax-Direct Phase I/II trial is that the safety profile is excellent (as has also been the case over the years with DCVax-L). The typical effects are that patients develop a fever after the injections, but only a couple of degrees and only for a day or two, and they do not experience any significant toxicities.

Based upon the data and experience over the course of 2014 and 2015, we are planning to proceed with at least two Phase II trials of DCVax-Direct in different cancers, in parallel. In these Phase II trials, we plan to inject multiple tumors, rather than just one tumor, and we plan to administer treatments weeks apart rather than months apart. We continue to receive strong interest for trials of DCVax-Direct in a variety of cancers.

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

One new treatment developed by another company (Novocure) was approved for GBM in 2015: an electrical device called Optune. The device involves placing electrodes all over a patient’s scalp, and generating an electric current that helps enhance the effects of chemotherapy. Patients must keep their heads shaved so that the electrodes make the necessary contact, and must carry a 7-pound battery for the device. The device was approved by the FDA for Newly Diagnosed GBM based on an open label trial showing 2.8 months of survival advantage.

Against this backdrop, we believe DCVax is well positioned for this target market. Further, after seeking regulatory approval for DCVax for the GBM subset of primary brain cancers, in the future we plan to conduct clinical trials and seek approval for other primary brain cancers and for metastatic brain cancers, as well as, ultimately, other types of solid tumor cancers.

Manufacturing of DCVax

We believe that our proprietary manufacturing process for DCVax products is a key to the practicality of our product and to favorable product economics. We have spent more than a decade honing this manufacturing process.

We have pioneered a DCVax-L manufacturing model under which at least 3 years of treatments are normally produced in a single personalized batch for each patient. Similarly, for DCVax-Direct, we may produce a full course of treatment in a single personalized batch for a patient.

In addition, we have implemented special cryopreservation methods which enable this multi-year or multi-dose quantity of personalized product to be frozen, and kept frozen for years, while maintaining its viability and potency.

Both of these technologies, the personalized batch manufacturing for each patient and the cryopreservation, are essential elements of our manufacturing model and product economics. Together, they enable us to usually incur the high costs of manufacturing just one time for each patient, and then store the multi-year quantity of product, frozen, in single doses. This makes DCVax effectively an “off the shelf” product for the patient after the initial manufacturing, even though it is personalized, and we anticipate that this will enable the pricing of DCVax to be in line with other new cancer drugs. We also believe that both automation and economies of scale will further enhance the product economics. The manufacturing process today is also rapid: about 8 days for DCVax-L, and 7 days for DCVax-Direct, followed by quality control and release testing.

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

Cognate BioServices is one of the few companies that specializes in the production of cellular products, and has been doing so for 14 years (far longer than others). Very importantly, Cognate also has a leading track record of regulatory success specifically with cellular products.

In addition to the rigorous regulatory requirements, our DCVax programs involve a particularly challenging operational and business requirement: our programs require a large amount of capacity in these specialized manufacturing facilities, and require that the large capacity be dedicated exclusively to our programs. Most medical products, including cellular products, are made in batches on a “campaign” basis: the same manufacturing suites are used for a number of companies’ products, at designated times scheduled in advance. In contrast, our products are fully personalized and can only be made in individual personalized batches, not large-scale batches of standardized products, and our products are made on demand, on an ongoing basis. So, the manufacturing suites must be dedicated entirely to NW Bio’s products. Among the few specialized contract manufacturers for cellular products, even fewer have the necessary capacity that can be dedicated exclusively to NW Bio.

Cognate BioServices’ manufacturing facility for clinical-grade cell products is located in Memphis, Tennessee, a major air shipping hub for both Federal Express and UPS. Cognate BioServices' facility is approximately 80,000 square feet and contains substantial buildout expansion space in addition to the portions currently built out and in use. The current manufacturing facilities are sufficient to produce DCVax for at least several thousand patients per year - an amount well in excess of what is needed for the Phase III clinical trial under way. The expansion space will also allow us to procure significantly increasing capacity as we scale-up towards many more patients for commercialization. The facility planned for the U.K. will similarly allow for scale-up there.

Intellectual Property and Orphan Drug Designation

We have an integrated strategy for protection of our technology through both patents and other mechanisms, such as Orphan Drug status. As of December 31, 2015, we have over 140 issued patents and 55 pending patent applications worldwide, grouped into 12 patent families. Of these, 107 issued patents and 41 pending patent applications relate to our DCVax products. In the United States and Europe, some of our patents and applications relate to the composition and use of products, while other patents and applications related to other aspects such as manufacturing and quality control. For example, in the United States, we have three issued and seven pending patent applications that relate to the composition and/or use of our DCVax products. We also have other U.S patents and applications that cover, among other things, quality control for DCVax, as well as an automated system which we believe will play a major role in the scale-up of production for large numbers of patients on a cost-effective basis. Similarly, in Europe, we have four patents issued by and six pending patent applications with the European Patent Office ("EPO") that cover our DCVax products, and other patents and applications that cover aspects such as manufacturing and quality control, and the automated system. In Japan, we have five issued patents and three pending patent applications relating to our DCVax products, as well as manufacturing related patents. Patents have been granted and are pending in other foreign jurisdictions we consider important potential future markets for our DCVax products.

During 2012, 13 new patents, including one European and twelve other foreign patents, were issued to us as part of our worldwide patent portfolio. The newly issued patents covered a variety of subject matter, such as the proprietary partial maturation for DCVax-Direct, the machines and systems to manufacture DCVax-Direct, certain processes for enhancing the potency of dendritic cells in general, certain measures of product quality, and other matters.

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

During 2015, nine new patents were issued to us as part of our worldwide patent portfolio. The newly issued patents include U.S. patent #9,102,917, a second U.S. patent enlarging our coverage of a method for producing human dendritic cells for our DCVax-Direct product. The other newly issued patents cover a variety of subject matter, such as the machine and system to manufacture DCVax-Direct and processes for enhancing the potency of dendritic cells.

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

Competition

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. A large and growing number of companies are actively involved in the research and development of immune therapies or cell-based therapies for cancer (including Juno, Kite, Bellicum, Atara, Argos, Agenus, Asterias and many others). In addition, many big pharma companies (including BMS, Merck, Pfizer, Astra Zeneca, Roche and others) are rapidly developing, and have begun obtaining accelerated approvals for, a new class of checkpoint inhibitor drugs to “take the brakes off” patients’ immune responses to cancer. Other novel technologies for cancer are also under development or have recently been approved, such as the Optune electro-therapy device of NovoCure. Additionally, many companies are actively involved in the research and development of monoclonal antibody-based and bi-specific antibody based cancer therapies. Currently, a substantial number of antibody-based drugs are approved for commercial sale for cancer therapy, and a large number of additional ones are under development. Many other third parties compete with us in developing alternative therapies to treat cancer, including: biopharmaceutical companies; biotechnology companies; pharmaceutical companies; academic institutions; and other research organizations, as well as some medical device companies.

We face extensive competition from companies developing new treatments for brain cancer. These include a variety of immune therapies, as mentioned above, as well as a variety of small molecule drugs and biologics. There are also a number of existing drugs used for the treatment of brain cancer that may compete with our product, including, Avastin® (Roche Holding AG), Gliadel® (Eisai Co. Ltd.), and Temodar® (Merck & Co., Inc.), as well as the Optune electro-therapy device recently approved. Both checkpoint inhibitor drugs and T cell based therapies are rapidly pursuing clinical trials for brain cancer, as well.

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

Available Information

Our website address is www.nwbio.com. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as is reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”), but other information on our website is not incorporated into this report. The SEC maintains an Internet site that contains these reports at www.sec.gov .

Employees and Contractors

As of December 31, 2015, we had 12 employees, as well as manufacturing related employees in Germany. We believe our employee relations are positive.

In addition to our full-time employees, a substantial number of contractors provide various services for our corporate operations. We have contract management of our clinical trials and contract manufacturing of our products.

Since 2012 a third party firm has been performing the functions of a Chief Financial Officer, including financial systems and financial reporting. During 2015, this third party firm substantially expanded the personnel handling our Company’s CFO functions: the team now includes 5 partners and several senior associates staff. This third party firm specializes in providing such services to bio-pharma companies, both small and large, and the owners are highly experienced former partners of “Big Four” accounting firms.

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

As of December 31, 2015, we had a net cash outflows flows from operations, since inception. We may never achieve or sustain profitability.

Our auditors have issued a “going concern” audit opinion.

Our independent auditors have indicated in their report on our December 31, 2015 financial statements that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation.

Our management and our independent auditors have identified certain internal control deficiencies, which our management and our independent auditor believe constitute material weaknesses although they did not result in any adjustments

In connection with the preparation of our financial statements for the year ended December 31, 2015, and prior years, our management and our independent auditor identified certain internal control deficiencies that, in the aggregate, represent material weaknesses, including the following:

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

As part of our independent auditors’ communications with our audit committee with respect to audit procedures for the year ended December 31, 2015, our independent auditors informed the audit committee that these deficiencies constituted material weaknesses, as defined by Auditing Standard No. 5, “An Audit of Internal Control Over Financial Reporting that is Integrated with an Audit of Financial Statements and Related Independence Rule and Conforming Amendments,” established by the Public Company Accounting Oversight Board, or PCAOB. Accordingly, the report of Marcum LLP on the Company’s internal control over financial reporting as of December 31, 2015, as well as management’s report as of the same date, which were included in the Annual Report, contained an adverse opinion thereon.

Since 2012, we have retained a third party firm to perform our financial reporting function on a contract services basis. This third party firm specializes in technical accounting and SEC reporting services, and performs this function for many other bio-pharma companies, both small and large. This third party firm is owned and managed by individuals with significant “Big 4” accounting firm experience.  During 2015, the Company’s third party firm expanded the team of personnel managing the Company’s financial functions to 5 senior personnel (4 of whom were formerly Big 4 accounting firm national office personnel) and several senior associates. The Company has also engaged SOX consultants to assist the Company with strengthening of internal controls and elimination of material weaknesses. Management plans to undertake improvements in due course, however, the timing of such steps is uncertain.

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

As of December 31, 2015, we had 12 employees, plus manufacturing related employees in Germany. The rest of our personnel are retained on a consulting or contractor basis. Many biotech companies would typically have a larger number of employees by the time they reach late stage clinical trials. Such trials and other programs require extensive management capabilities, activities and skill sets, including scientific, medical, regulatory (for FDA and foreign regulatory counterparts), manufacturing, distribution and logistics, site management, reimbursement, business, financial, legal, public relations outreach to both the patient community and physician community, intellectual property, administrative, regulatory (SEC), investor relations and other.

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

We currently rely upon Cognate BioServices, Inc., or Cognate, to produce all of our DCVax product candidates in the U.S., and to supervise the production of our DCVax product candidates outside the U.S. The shareholders of Cognate BioServices include Toucan Capital Fund III, L.P., one of our stockholders, and its affiliates, including Linda Powers. We have an agreement in place with Cognate BioServices pursuant to which Cognate BioServices has agreed to provide manufacturing and other services for the clinical trials and initial commercialization, in connection with our Phase III clinical trial of DCVax-L in brain cancer, and other programs. The agreement requires us to make certain minimum monthly payments to Cognate BioServices in order to have dedicated manufacturing capacity available for our products, irrespective of whether we actually order any DCVax products. The agreement also specifies the amounts we must pay for Cognate BioServices’ actual manufacturing of DCVax for patients.

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

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Several companies, such as Juno, Kite Bellicum, Atara, Argos, Agenus, Asterias, and a rapidly expanding number of other companies are actively involved in the research and development of immune therapies or cell-based therapies for cancer. In addition, other novel technologies for cancer are under development or commercialization, such as checkpoint inhibitor drugs (which are being rapidly developed by numerous big pharma companies including BMS, Merck, Pfizer, Astra Zeneca, Roche and others) and various T cell based therapies (which are also being rapidly developed by numerous companies with extraordinary resource backing), as well as the electro-therapy device of NovoCure. Additionally, many companies are actively involved in the research and development of monoclonal antibody-based cancer therapies. Currently, a substantial number of antibody-based products are approved for commercial sale for cancer therapy, and a large number of additional ones are under development, including late stage trials. Many other third parties compete with us in developing alternative therapies to treat cancer, including: biopharmaceutical companies; biotechnology companies; pharmaceutical companies; academic institutions; and other research organizations, as well as some medical device companies (e.g., NovoCure and MagForce Nano Technologies AG).

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

Our business exposes us to potential product liability risks that are inherent in the testing, manufacturing, marketing, sale and use of therapeutic products. We have insurance coverage but this insurance may not cover any claims made. In the future, insurance coverage may not be available to us on commercially reasonable terms (including acceptable cost), if at all. Insurance that we obtain may not be adequate to cover claims against us. Regardless of whether they have any merit or not, and regardless of their eventual outcome, product liability claims may result in substantially decreased demand for our product candidates, injury to our reputation, withdrawal of clinical trial participants or physicians, and/or loss of revenues. Thus, whether or not we are insured, a product liability claim or product recall may result in losses that could be material.

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

Typically, companies conduct multiple late stage clinical trials of their product candidates before seeking product approval. Our current Phase III 348-patient clinical trial of DCVax-L for GBM is our first late stage trial. We may be required to conduct additional late stage trials with DCVax-L for GBM before we can obtain product approval. This would substantially delay our commercialization. In addition, our Phase III trial of DCVax-L is on a partial clinical hold for new screening for enrollment. We do not know what will happen with this partial hold. Although we have over 300 of the planned 348 patients already enrolled in this trial, and they have continued to be treated without interruption, we may not be released from the screening hold and may not be able to complete the planned enrollment in this trial. There is also some possibility that changes requested by the FDA and/or other regulators could complicate the application process for product approval. In addition, a rapidly growing number of products are under development for brain cancer, including immunotherapies such as checkpoint inhibitor drugs and T cell based therapies, and some (e.g., NovoCure’s device) have been approved in the U.S. It is possible that the standard of care for brain cancer could change while our Phase III trial is still under way. This could necessitate further clinical trials with our DCVax-L product candidate for brain cancer.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Patent laws afford only limited protection and may not protect our rights to the extent necessary to sustain any competitive advantage we may have. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems in protecting our proprietary rights in those countries. Moreover patents and patent applications relating to living cell products are relatively new, involve complex factual and legal issues, and are largely untested in litigation - and as a result, are uncertain. Our pending and future patent applications may not result in patents being issued which adequately protect our technology or products or which effectively prevent others from commercializing the same or competitive technologies and products. As a result, we may not be able to obtain meaningful patent protection for our commercial products, and our business may suffer as a result. Third parties may challenge our existing patents, and such challenges could result in overturning or narrowing some of our patents. Even if our patents are not challenged, third parties could assert that their patents block our use of technology covered by some or all of our patents

As of December 31, 2015, we had 55 pending patent applications and 140 issued patents worldwide relating to our product candidates and related matters such as manufacturing processes. The issued patents expire at various dates from 2022 to 2028.   Our issued patents may be challenged, and such challenges may result in reductions in scope, cancellations or invalidations. Our pending patent applications may not result in issued patents. Moreover, our patents and patent applications may not be sufficiently broad to prevent others from using substantially similar technologies or from developing competing products. We also face the risk that others may independently develop similar or alternative technologies, or design around our patented technologies. As a result, no assurance can be given that any of our pending or future patent applications will be granted, that the scope of any patent protection currently granted or that may be granted in the future will exclude competitors or provide us with competitive advantages, that any of the patents that have been or may be issued to us will be held valid if subsequently challenged, or that other parties will not claim rights to or ownership of our patents or other proprietary rights that we hold.

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

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. The patent landscape is especially uncertain in regard to cell therapy products, as it involves complex legal and factual questions for which important legal principles remain unresolved. We may become party to, or be threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference proceedings or Inter Partes Reexamination before the U.S. Patent and Trademark Office. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages. If the infringement is found to be willful, we could be liable for treble damages. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

As of December 31, 2015, Toucan Capital and its affiliates (including Cognate BioServices, Toucan Partners and Linda Powers, who also serves as our Chief Executive Officer and Chairperson of the Board of Directors), collectively, beneficially owned a significant percentage of our outstanding common stock on that date. This concentration of ownership could involve conflicts of interest, and may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning stock of companies with controlling stockholders, including controlling stockholders who could have conflicts of interest. Toucan Capital and its affiliates, including Linda Powers and Cognate BioServices, have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets, as well as over our business plans, strategies or operations. This influence could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination or action that could be favorable to investors.

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

Sales of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to decline. A substantial majority of the outstanding shares of our common stock are freely tradable without restriction or further registration under the Securities Act. In addition, as of December 31, 2015, 27,267,000 shares of our common stock are issuable upon exercise of outstanding warrants and 1,551,000 shares of our common stock are issuable upon exercise of outstanding options.

We may have claims and lawsuits against us that may result in adverse outcomes.

From time to time, we may be subject to a variety of claims and lawsuits. As described more fully in “Item 3. Legal Proceedings,” of Part I of this Form 10-K, we are engaged in responding to a shareholder demand for access to certain corporate books and records, and we are also engaged in shareholder litigation, including a class action securities lawsuit pending in the U.S. District Court for the District of Maryland, a shareholder derivative action pending in the U.S. District Court for the District of Maryland, and a lawsuit asserting both derivative and direct class action claims pending in the Delaware Court of Chancery. We believe that the claims are without merit. However, litigation and claims are subject to inherent uncertainties, and adverse rulings or outcomes could occur, and/or could lead to further claims or litigation. Adverse outcomes or further litigation could result in significant monetary damages or injunctive relief that could adversely affect our business. A material adverse impact on our financial statements also could occur for the period in which an unfavorable final outcome becomes probable and its effect becomes reasonably estimable. In addition, litigation and claims may divert material amounts of management time and attention from our business, and/or involve significant legal costs and expenses.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

On July 31, 2012, we entered into a non-cancelable operating lease for 7,097 square feet of office space in Bethesda, Maryland, which expires in March 2018. On October 28, 2013, we entered into a non-cancelable operating lease for 4,251 square feet of office space in Germany, which expires in December 2017. As of December 31, 2015, obligations for future minimum lease payments under these leases, in aggregate over the rest of the lease term, total approximately $0.8 million.

ITEM 3.	LEGAL PROCEEDINGS

Derivative and Class Action Litigation

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

On June 19, 2015, two of the purported shareholders filed a complaint purportedly suing on behalf of a class of similarly situated shareholders and derivatively on behalf of the Company in the Delaware Court of Chancery.  The lawsuit names Cognate BioServices, Inc., Toucan Partners, Toucan Capital Fund III, our CEO Linda Powers and the Company’s Board of Directors as defendants, and names the Company as a “nominal defendant” with respect to the derivative claims.  The complaint generally objects to certain transactions between the Company and Cognate and the Toucan entities, in which Cognate and the Toucan entities provided services and financing to the Company, or agreed to conversion of debts owed to them by the Company into equity.  The complaint seeks unspecified monetary relief for the Company and the plaintiffs, and various forms of equitable relief, including disgorgement of allegedly improper benefits, rescission of the challenged transactions, and an order forbidding similar transactions in the future.  On September 1, 2015, the Company and other named defendants filed motions to dismiss.  In response, the plaintiffs filed an amended complaint on November 6, 2015. The Company and the other named defendants filed motions to dismiss plaintiffs’ amended complaint on January 19, 2016. The Company intends to continue to vigorously defend the case.

On November 19, 2015, a third purported shareholder who had sought corporate books and records filed a complaint in the U.S. District Court for the District of Maryland, claiming to sue derivatively on behalf of the Company. The complaint names the Company’s Board of Directors, Toucan Capital Fund III, L.P., Toucan General II, LLC, Toucan Partners, LLC, and Cognate as defendants, and names the Company as a nominal defendant. The complaint claims that the plaintiff made a demand on the Company’s Board of Directors to commence an action against the Company’s directors and its CEO and that the plaintiff commenced the derivative action after not receiving a response to the demand letter within an allegedly “sufficient time.” The complaint further claims that the Company purportedly overcompensated Cognate and Toucan for certain services and loans in payments of stock, and that the Company’s CEO, Ms. Powers, benefited from these transactions with Cognate and Toucan, which she allegedly owns or controls. The complaint asserts that the alleged overpayments unjustly enriched Ms. Powers, Toucan, and Cognate. The Complaint also claims that the Company’s directors breached their fiduciary duties of loyalty and good faith to the Company by authorizing the payments to Cognate. Finally, the complaint claims that Ms. Powers, Cognate, and Toucan aided and abetted the directors’ breaches of fiduciary duties by causing the board to enter into the agreements with Cognate. The plaintiff seeks an award of unspecified damages to the Company and seeks equitable remedies, including disgorgement by Ms. Powers, Toucan, and Cognate of the allegedly improper benefits received as a result of the disputed transactions. The plaintiff also seeks costs and disbursements associated with bringing suit, including attorneys’ fees and expert fees. On February 2, 2016, plaintiff and defendants filed a joint motion to stay the proceedings pending an investigation by a special committee of the Company’s Board of Directors into the allegations asserted in the demand letter and underlying the lawsuit.

Class Action Securities Litigation

On August 26, 2015, a purported shareholder of the Company filed a putative class action complaint in the U.S. District Court for the District of Maryland.  The lawsuit names the Company and Ms. Powers as defendants.  On December 14, 2015, the court appointed two lead plaintiffs. The Lead Plaintiffs filed an amended complaint on February 12, 2016, purportedly on behalf of all of those who purchased common stock in NW Bio between January 13, 2014 and August 21, 2015. The amended complaint generally claims that the defendants violated Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 by making misleading statements and/or omissions on a variety of subjects, including the status and results of the Company’s DCVax trials.  The amended complaint seeks unspecified damages, attorneys’ fees, and costs. The Company intends to vigorously defend the case.

Shareholder Books and Record Demand

On December 7, 2015, the Company received a letter on behalf of shareholders demanding to inspect certain corporate books and records pursuant to Section 220 of the Delaware General Corporation Law. The demand letter claimed that its purpose was to investigate: (1) allegedly improper transactions, misconduct, and mismanagement by directors and an officer of the Company; (2) the possible breach of fiduciary duty by certain directors and officers of the Company; and (3) the independence and disinterestedness of the Company’s board, to determine whether a pre-suit demand would be necessary before commencing any derivative action on behalf of the Company. The Company has appointed a special committee of its Board of Directors consisting of independent and disinterested directors to investigate the allegations set forth in the demand letter, as well as the allegations asserted in the litigation summarized above. The Company also is in ongoing discussions with the shareholders demanding corporate books and records.

Section 16 Matters

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

In April, 2015, one of those purported individual shareholders filed a complaint against the Company and Cognate in the District Court for the Southern District of New York.  The same plaintiff had previously filed such a complaint and then withdrew it to amend it.  The complaint sought to force disgorgement of a larger amount, which the plaintiff alleged was unknown but was estimated to be approximately $1.4 million, reduced by the payment already made.  The Company and Cognate disputed the plaintiff’s claim for further disgorgement, and filed an Answer denying such liability.

On September 23, 2015, the parties entered a Stipulation of Settlement for expediency, and filed it with the Court.  Under the terms of the Stipulation of Settlement, which was subject to the Court’s approval, the plaintiff shall dismiss the action with prejudice against Cognate and fully and finally release Cognate from all claims that were or could have been asserted in the action, and Cognate shall pay to the Company the amount of $500,000 less the attorney’s fees and expenses awarded by the Court to plaintiff’s counsel, which the parties have agreed to in the amount of $125,000.  In the event that the Court awards fees to plaintiff’s counsel in an amount less than $125,000, the settlement amount owed by Cognate to the Company shall increase by the amount of such diminution so that Cognate will pay $500,000 in total.

On October 23, 2015, the plaintiff submitted to the Court an unopposed motion in support of the Stipulation of Settlement.  On December 2, 2015, the Court approved the parties’ proposed settlement.

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

	High	Low

Year end December 31, 2015
First Quarter	$8.76	$5.25
Second Quarter	10.79	7.05
Third Quarter	12.55	5.85
Fourth Quarter	6.62	3.12

Year end December 31, 2014
First Quarter	$10.64	$3.84
Second Quarter	9.35	4.87
Third Quarter	7.52	4.98
Fourth Quarter	6.15	3.79

As of March 7, 2016, there were approximately 131 holders of record of our common stock. Such holders may include any broker or clearing agencies as holders of record, and in such cases exclude the individual stockholders whose shares are held by such brokers or clearing agencies.

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

Stock Performance Graph

The following shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or incorporated by reference into any of our other filings under the Exchange Act or the Securities Act, except to the extent we specifically incorporate it by reference into such filing.

This graph compares the cumulative total return on our Common Stock with that of the NASDAQ Composite and the NASDAQ Biotechnology index. This chart adjusts prices for stock splits and assumes the reinvestment of any dividends. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Securities Authorized for Issuance under Equity Compensation Plan

We have an employee stock option plan (“2007 Stock Option Plan”) under which an aggregate of 19,172,000 shares had been reserved for issuance as of December 31, 2015, including an aggregate of 17,621,000 shares that are issuable pursuant to outstanding options.  The following table shows information with respect this plan as of December 31, 2015 (options or shares in thousands).

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

Amended and Restated 2007 Stock Option Plan

Our Board of Directors and the holders of a majority of the voting power of our stockholders adopted the Amended and Restated 2007 Stock Option Plan, or the Plan. The plan provides that 20% of our total issued and outstanding shares are to be allocated to the Stock Option Plan, and that, on the effective date of any increase in our capitalization, the aggregate numbers of shares of common stock that are available for issuance shall automatically be increased by such number of shares as is equal to the number of shares sufficient to cause the option pool to remain equal to 20% of our issued and outstanding stock at such time. Pursuant to the Plan, if on the date of any increase in our capitalization 20% of our total issued and outstanding shares of stock is less than the number of shares of common stock available for issuance under the Plan, no change will be made to the aggregate number of shares of common stock issuable under the Plan for that year (such that the aggregate number of shares available for issuance under the Plan will never decrease).

Recent Sales of Unregistered Securities

On February 29, 2016, the Company entered into a Securities Purchase Agreement with certain institutional investors (the “Purchasers”), for a registered direct offering of 5,882,353 shares of the Company’s Common Stock and Series A Warrants (the “Series A Warrants”) to purchase an additional 2,941,177 shares of Common Stock at an exercise price of $2.25 per share.  In addition, the Company granted the Purchasers a sixty (60) day overallotment option in the form of Series B Warrants to purchase an additional 5,882,353 shares of Common Stock at an exercise price of $3.00 per share (the “Series B Warrants” and collectively with the Shares and the Series A Warrants, the “Securities”).  In a concurrent private placement, each Purchaser will also receive Series C Warrants (the “Series C Warrants”) to purchase up to 2,941,177 shares of Common Stock. The Series C Warrants vest and become exercisable only if, and to the extent that, the Series B Warrants held by such Purchaser are exercised on a basis of one-half share of Common Stock per each Series B Warrant exercised. The Series C Warrants have an exercise price of $4.00 per share, shall be exercisable on the six month anniversary of issuance and will expire five years thereafter. The Series C Warrants are exercisable for cash or, solely in the absence of an effective registration statement or prospectus, by cashless exercise.

Effective October 19, 2015, the Company entered into a stock purchase agreement (the “Agreement”) with Woodford Investment Management LLP as agent for the CF Woodford Equity Income Fund and other clients (collectively, “Woodford”). Pursuant to the Agreement, the Company issued 5,454,545 shares of common stock, par value $0.001 per share (the “Shares”), at a purchase price of $5.50 per share for an aggregate purchase price of $30 million (the “Woodford Financing”).

Additionally, in connection with the Woodford Financing, the Company issued 681,884 shares of unrestricted tradable shares of common stock to Cognate, on the same terms as the Shares issued to Woodford, to satisfy $3.8 million of current obligations for unpaid invoices for manufacturing and related services by Cognate. The Stock Purchase Agreement required the Company to register the shares within 60 days. The Company fulfilled this obligation in regard to Woodford’s shares but to date has not fulfilled this obligation in regard to Cognate shares.

On October 19, 2015, the Company also approved the issuance of 3,812,555 warrants which had been approved by the Board on November 12, 2014 and publicly reported by the Company at that time and thereafter. The 3,812,555 warrants have not yet been issued, while the parties finalize certain key terms.

The issuance of these 8,052,092 shares was expressly required by Woodford as a pre-condition of the Woodford financing on October 19, 2015.

During the quarter ended September 30, 2015, the Company issued an aggregate of 116,675 shares of common stock from the exercise of warrants for total proceeds of $0.8 million, of which 57,500 shares of common stock was related to extinguishment of warrant liabilities. The fair value of the warrant liabilities was $0.2 million on the date of exercise, which was recorded as a component of additional paid-in-capital.

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

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

As part of our growth strategy we have commenced and will continue to leverage our substantial biopharmaceutical business, financial and drug development expertise to invest in the acquisition, development and commercialization of novel pharmaceutical and other biomedical products. We are employing a variety of approaches and corporate structures to acquire rights to and finance a diverse portfolio of innovative pharmaceutical and biotechnology products, technologies and companies. These may include licensing, partnerships, joint ventures, and private or public spin-outs. We believe these activities will diversify our product development and, over time, may enhance shareholder value through potential royalty, milestone and equity payments, fees as well as potential product revenues. As a result, the data in the following table might not be indicative of future financial conditions and/or results of operations.

	For the years ended December 31,
	2015	2014	2013	2012	2011
Revenues:
Research grant and other	$1,739	$1,454	$809	$772	$10
Total revenues	1,739	1,454	809	772	10
Operating costs and expenses:
Research and development	103,120	85,637	43,906	28,908	13,452
General and administrative	24,903	16,960	12,377	15,689	13,345
Total operating costs and expenses	128,023	102,597	56,283	44,597	26,797
Loss from operations	(126,284)	(101,143)	(55,474)	(43,825)	(26,787)
Other income (expense):
Valuation of reclassified equity instruments	-	-	-	491	8,821
Inducement expense	-	(18,905)	(10,599)	(9,103)	(7,944)
Accretion of redeemable securities	-	-	(31)	(2,042)	-
Change in fair value of derivative liability	15,676	(15,062)	1,157	601	728
Interest expense	(4,153)	(996)	(842)	(13,442)	(7,648)
Section 16 settlement	-	449	-	-	-
Foreign currency transaction gain	20	23	-	-	-
Net loss	$(114,741)	$(135,634)	$(65,789)	$(67,320)	$(32,830)

Net loss per share applicable to common stockholders - basic and diluted	$(1.48)	$(2.29)	$(2.00)	$(5.72)	$(5.58)
Weighted average shares used in computing basic and diluted loss per share	77,713	59,248	32,865	11,759	5,887

Financial Condition:
Cash and cash equivalents	$21,813	$13,390	$18,499	$7,346	$24
Total assets	$70,797	$56,456	$18,784	$7,570	$212
Current liabilities	$64,789	$75,008	$19,689	$10,744	$50,752
Long-term liabilities	$10,684	$16,475	$-	$1,882	$1,633
Stockholders' deficit	$(4,676)	$(35,027)	$(9,818)	$(16,073)	$(52,173)

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our lead product, DCVax-L, is in an ongoing Phase III trial for newly diagnosed Glioblastome multiforme (GBM), with over 60 trial sites as of December 31, 2015. The trial is on partial clinical hold for screening of new patients for further enrollment; however, over 300 of the planned 348 patients had been enrolled in the trial as of December 31, 2015, and the patients already in the trial have continued to be treated in accordance with the trial protocol, without interruption.

Our second product, DCVax-Direct, is being studied in a 60-patient Phase I/II trial for all types of inoperable solid tumors. The 40-patient Phase I stage of the trial has been completed. The Company is working on preparations for Phase II trials of DCVax-Direct.

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

Warrant Liability

The Company accounts for its common stock warrants issued in accordance with the guidance contained in ASC 815-40-15-7D, "Contracts in Entity's Own Equity" whereby under that provision they do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company's statements of operations. The fair value of the warrants issued by the Company in connection the Conversion Transaction has been estimated using a Monte Carlo simulation.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date.  U.S. GAAP establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  These tiers include:

·	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
·	Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable
·	Level 3 - inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

Environmental Remediation Liabilities

We record environmental remediation liabilities for properties acquired. The environmental remediation liabilities are initially recorded at fair value. The liability is reduced for actual costs incurred in connection with the clean-up activities for each property. Upon completion of the clean-up, the environmental remediation liability is adjusted to equal the fair value of the remaining operation, maintenance and monitoring activities to be performed for the property. The reduction in the liability resulting from the completion of the clean-up is included in other income. As of December 31, 2015, we estimate that the total environmental remediation costs associated with the purchase of the UK Facility will be approximately $6.2 million. Contamination clean-up costs that improve the property from its original acquisition state are capitalized as part of the property’s overall development costs. We engaged a third party specialist to conduct certain surveys of the condition of the property which included, among other things, a preliminary analysis of potential environmental remediation exposures. We determined, based on information contained in the specialist’s report, that we would be required to estimate the fair value of an unconditional obligation to remediate specific ground contamination at an estimated fair value of approximately $6.2 million. We computed its preliminary estimate of the fair value of this obligation using a probability weighted approach that measures the likelihood of the following two potential outcomes: (i) a higher probability requirement of erecting a protective barrier around the affected area at an estimated cost of approximately $4.5 million, and (ii) a lower probability requirement of having to excavate the affected area at an estimated cost of approximately $32 million. Our estimate is preliminary and therefore subject to change as further studies are conducted, and as additional facts come to our attention. Environmental remediation efforts are complex, technical and subject to various uncertainties. Accordingly, it is at least reasonably possible that any changes in our estimate could materially differ from the management’s preliminary discussed herein.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition.  ASU No. 2014-09 provides enhancements to the quality and consistency of how revenue is reported by companies while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or U.S. GAAP.  The main purpose of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements.  In July 2015, the FASB voted to approve a one-year deferral of the effective date of ASU No. 2014-09, which will be effective for the Company in the first quarter of fiscal year 2018 and may be applied on a full retrospective or modified retrospective approach.. The Company is evaluating the impact of implementation and transition approach of this standard on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern, which defines management's responsibility to assess an entity's ability to continue as a going concern, and requires related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. ASU No. 2014-15 is effective for the Company for the fiscal year ending on June 30, 2017, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU No. 2014-15 and its related disclosures.

In November 2015, FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU No. 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU No. 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU No. 2015-17 will have on its balance sheet and financial statement disclosures.

In January 2016, FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU No. 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU No. 2016-01 will have on its financial statements and related disclosures.

On February 25, 2016, FASB issued its new lease accounting guidance in Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842).  Under the new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  The new standard is effective for fiscal year beginning after December 15, 2018, including interim periods within those fiscal years (i.e. a January 1, 2019 effective date).  The Company is currently evaluating the effect the guidance will have on its consolidated financial statements.

Results of Operations

Operating costs:

Operating costs and expenses consist primarily of research and development expenses, including clinical trial expenses which increase when we are actively participating in clinical trials and are especially high when we are in a large ongoing international phase III trial (as we now are, including while there is a partial clinical hold on new patient screening for further enrollment in this trial). Such costs have increased and will continue to increase as we bring on additional clinical trial programs in parallel (as we did with the 40-patient Phase I stage of our 60-patient Phase I/II trial with DCVax-Direct for all types of inoperable solid tumors), and general and administrative expenses. Such expenses also increase in later stage trials (such as our ongoing Phase III trial) and as we begin to prepare for commercialization, which involves process optimization, validation and substantial scale-up of capacity. The associated administrative expenses also increase as such operating activities grow.

In addition to clinical trial costs, our operating costs include ongoing development work relating to the DCVax-Direct product and its manufacturing, such as the design, engineering, sourcing, production, testing, modification and validation of the manufacturing automation systems, disposable sets to be used with the manufacturing automation systems, and manufacturing processes, product ingredients, product release assays, and other matters, as well as development of standard operating procedures (SOPs), batch production records, and other necessary materials.

Our operating costs also include the costs of preparations for the launch of new or expanded clinical trial programs including the expansion of the Phase III trial in the UK, Germany and Canada (with DCVax-L for brain cancer), although that trial is on partial clinical hold as to new screening of patients for further enrollment, as well as costs associated with early access programs in Europe, combination therapies, and preparations for Phase II trials with DCVax-Direct for inoperable solid tumor cancers. The preparation costs include payments to regulatory consultants and lawyers in multiple countries and statisticians, evaluation of potential investigators, the clinical trial sites and the CROs managing the trials and other service providers, and expenses related to institutional approvals, clinical trial agreements (business contracts with sites), training of medical and other site personnel, trial supplies and other. Additional substantial costs relate to the expansion of manufacturing capacity, in both the US and Europe.

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

For the Years Ended December 31, 2015, 2014 and 2013

We recognized a (combined cash and non-cash) net loss of $114.7 million, $135.6 million and $65.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. Net cash used in operations were $78.6 million, $54.6 million and $37.8 million for the years ended December 31, 2015, 2014 and 2013 respectively.

Research and development expense

Research and development expense (combined cash and non-cash) was $103.1 million, $85.6 million and $43.9 million for the years ended December 31, 2015, 2014 and 2013. Cash expenses, which exclude the impact of stock based compensation, were $62.4 million, $64.3 million and $41.6 million, respectively for the years ended December 31, 2015, 2014 and 2013. Included in research and development expense was $57.9 million, $70.0 million and $36.5 million, respectively, related to clinical trial expenses such as CRO fees and site fees.

The decrease from 2014 to 2015 was primarily related to completion of the Phase I stage of the Phase I/II clinical trial with DCVax-Direct. The increase from 2013 to 2014 was primarily attributable to an increased number of clinical trial sites open and recruiting across the US in our ongoing Phase III clinical trial of DCVax®-L immune therapy for Glioblastoma multiforme (GBM) brain cancer and initiation of this trial in Europe.

For the years ended December 31, 2015, 2014 and 2013, we made cash payments of approximately $34.6 million, $18.7 million, and $12.4 million, respectively, to Cognate BioServices. During 2014 and 2013, substantial portions of Cognate’s invoices were paid in stock rather than in cash. At December 31, 2015, 2014 and 2013, we owed Cognate BioServices $5.5 million, $5.7 million, and $3.6 million, respectively, for unpaid invoices for services performed by Cognate BioServices (including manufacturing for both the Phase III and Phase I/II clinical trials, ongoing product and process development, expansion of several company programs and services related to expansion of manufacturing capacity).

During the years ended December 31, 2015, 2014 and 2013, we incurred non-cash equity based compensation (restricted common stock and warrants) related to Cognate BioServices which would be valued at $40.8 million, $21.3 million and $0, respectively, if the equity value were determined at the market price for unrestricted tradable shares. However, the shares issued to Cognate were unregistered, non-tradable shares subject to multiple restrictions, including affiliate restrictions, 3-year vesting and a 3-year lock-up covering shares that vested. The actual value was reduced accordingly. This equity compensation primarily involved one-time initiation payments of shares and warrants relating to the four new agreements we entered into with Cognate in January, 2014.   The equity compensation also included lock-up warrants (for the lock-up of Cognate shares) and most favored nation shares and warrants.

We incurred research and development costs (cash and non-cash) related to Cognate BioServices of $78.5 million, $61.0 million, and $26.8 million for the years ended December 31, 2015, 2014 and 2013, respectively, as we launched and carried out our DCVax-Direct program, and continued and expanded our DCVax-L program.

General and administrative expense

General and administrative expense was $24.9 million, $16.9 million and $12.4 million for the years ended December 31, 2015, 2014 and 2013. We incurred legal expenses of $6.6 million, $2.8 million, and $0.8 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Change in fair value of derivatives

During the years ended December 31, 2015, 2014 and 2013, we recognized gain on derivative liabilities of $15.7 million and $1.2 million in 2015 and 2013, respectively, and a loss of $15.1 million in 2014. The gain and loss was primarily due to the change in fair value of warrants issued to Cognate BioServices for research and development and warrants issued in connection with our Cognate BioServices service agreements entered in July 2013 and January 2014.

Inducement expense

During the years ended December 31, 2015, 2014 and 2013, we recognized an inducement expense of $0, $18.9 million and $10.6 million, respectively. The increase in the inducement expense for the year ended December 31, 2014 was related to conversion expenses related to financing from an unrelated institutional investor, and to an increase of the conversion of accounts payable with common stock and warrants to Cognate BioServices in connection with the extinguishment of accounts payable.  The amount of inducement expense we recognized was determined based upon the market price for unrestricted, tradable securities; however, the shares issued to Cognate were unregistered, non-tradable shares subject to multiple restrictions, including affiliate restrictions, 3-year vesting and a 3-year lock-up covering shares that vested. The actual value was reduced accordingly.

Interest expense

During the years ended December 31, 2015, 2014 and 2013, we recorded interest expense of $4.2 million, $1.0 million and $0.8 million, respectively. Interest expense increased for the year ended December 31, 2015 primarily related to the UK mortgage loan that was entered in November 2014 and February 2015 for a total amount of $11.5 million. In addition, we converted $6.5 million of senior secured note that was issued on August 19, 2014 during 2015, and we recorded $0.7 million accelerated interest expense due to the conversion.

Other income

During the years ended December 31, 2015, 2014 and December 31, 2013, we recorded $0, $0.448 million and $0 income from settlement from Cognate BioServices under Section 16(b) (see Note 9).

Liquidity and Capital Resources

We have experienced recurring losses from operations. During the year ended December 31, 2015, net cash outflows from operations were $78.6 million for all of the Company’s ongoing programs (348-patient Phase III trial of DCVax-L at over 60 sites in the US, Europe and Canada, 40-patient Phase I stage of the Phase I/II DCVax-Direct trial, early access programs in both Germany and the UK) as well as substantial one-time expenditures, including for initiation payments related to the clinical trials and to development of large new manufacturing capacity in Europe.

Our consolidated financial statements indicate there is substantial doubt about our ability to continue as a going concern as we are dependent on our ability to obtain short term financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis, as well as successfully obtain financing on favorable terms to fund our long term plans.  We can give no assurance that our plans and efforts to achieve the above steps will be successful.

At December 31, 2015, current assets totaled $24.1 million, compared to $14.6 million at December 31, 2014. Current assets less current liabilities produces a working capital deficit in the amount of $40.7 million and $54.2 at December 31, 2015 and 2014, respectively. Non-cash derivative adjustments, primarily attributable to warrants, accounted for $28.0 million of the $40.7 million deficit at December 31, 2015 and $44.7 million of the $54.2 million deficit at December 31, 2014. This non-cash accounting deficit decreased in 2015 primarily due to the stock price decrease in 2015 compared with 2014.

On a going forward basis, commencing with August 2013, and continuing throughout the lock-up period, we and Cognate BioServices agreed to establish a vendor financing arrangement for regular ongoing payment of at least half of all invoices in unregistered, restricted common stock and warrants of our company at an initial price of $4.00 per share (the closing market price was $3.55 at that time), and the remainder in cash, subject to a most favored nation treatment with respect to terms provided to other investors or creditors (including with respect to any warrants), including share issuances upon exercise of previously issued derivative securities. Under the Cognate BioServices Agreements executed in January 2014, this arrangement for payment of half of the invoices in stock was due to continue for 18 months from the execution of those agreements or until terminated by mutual agreement; however, during 2015 we did not make use of this arrangement and instead paid Cognate in cash.

Since 2004, Toucan Capital Fund II, L.P. or Fund III, L.P. (“Toucan Capital”), Toucan Partners, LLC (“Toucan Partners”), entities controlled by Ms. Linda Powers, our CEO and the managing director of Toucan Capital and managing member of Toucan Partners, and Ms. Linda Powers (collectively, “Toucan”) also have provided substantial funding to us. From 2004 to date, Toucan has provided ongoing financings to us through the purchase of common stock, preferred stock (which was all converted to common stock), loans and debt securities. As of December 31, 2015, Toucan (other than Cognate BioServices) held approximately 4% of common stock outstanding.

On August 19, 2014, we completed the acquisition of a facility and property in the U.K (“UK Facility”). The purchase price was £13 million ($20.8 million at the then current exchange rate, excluding professional fees of $1.5 million associated with the purchase of the U.K Facility). The facility is an existing building of approximately 65,000 square feet. We plan to re-purpose the facility and have it built out as part of the expansion of manufacturing capacity, potentially doubling the building’s square footage. Such re-purposing requires approval of the applicable Planning Commission. If re-purposing is approved, then the specific design and engineering of the proposed build out will also have to be approved. In addition to the facility, the acquisition included about 25 acres of potentially developable land (as well as non-developable land). Any future development for business use will require removal of certain existing structures, permission from the Planning Commission for the intended purpose, and then permission from the Planning Commission for the specific designs and engineering. In addition, future use for manufacturing of DCVax products will require regulatory approval from the MHRA (the U.K. regulatory authority).

On November 17, 2014, we entered into a private offering of $25 million of unregistered shares of common stock, at a price of $5.79 per share (the closing price of the stock on November 14, 2014, the trading day prior to the sale of shares). The shares were purchased by C.F. Woodford Equity Income Fund of the U.K.

We engaged a third party specialist to conduct certain surveys of the condition of the property which included, among other things, a preliminary analysis of potential environmental remediation exposures. We determined, based on information contained in the specialists’ report, that we would be required to estimate the fair value of an unconditional obligation to remediate specific ground contamination at an estimated fair of approximately $6.2 million. We computed our preliminary estimate of the fair value of this obligation using a probability approach that measures likelihood of the following two potential outcomes: (i) a higher probability (>95%) requirement of erecting a protective barrier around the affected area at an estimated cost of approximately $4.5 million, or (iii) lower probability (<5%) requirement of having to excavate the affected area at an estimated cost of approximately $32 million. Our estimate is preliminary and therefore subject to change as further studies are conducted, and as additional facts come to our attention. Environmental remediation obligations are complex and technical. Accordingly, it is at least reasonably possible that any changes in our estimates could materially differ from management’s preliminary estimates.

Operating Activities

We used $78.6 million, $54.6 million ad $37.8 million in cash for operating activities during the years ended December 31, 2015, 2014 and 2013. The increase in cash used in operating activities was primarily attributable to expansion of the Phase III trial of DCVax-L for brain cancer in the UK, Germany and Canada, the execution of the 40-patient Phase I stage of the Phase I/II clinical trial with DCVax-Direct for inoperable solid tumor cancers, negotiation of dozens of program and hospital related contracts in Germany, major regulatory submissions, preparations for Phase II trials with DCVax-L and DCVax-Direct, expenditures for lawyers and consultants, the CROs managing the trials and other service providers, and expansion of manufacturing capacity, in both the US and Europe.

As of December 31, 2015, we had more than 60 clinical trial sites in operation in the US, Europe and Canada in our Phase III trial with DCVax-L, compared to about 60 clinical trial sites at December 31, 2014, in the US and Europe. The Phase III trial is on a partial clinical hold in regard to screening of new patients for further enrollment; however, over 300 patients have been enrolled in the trial and the patients already in the trial have continued to be treated in accordance with the trial protocol, without interruption.

Financing Activities

On December 22, 2015, we entered into a Securities Purchase Agreement (the “Agreement”) with certain healthcare-focused institutional investors (the “Purchasers”), for a registered direct offering (the “Offering”) of 3,500,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at the purchase price of $3.60 per share, and warrants (the “Warrants”) to purchase an additional 1,750,000 shares of Common Stock at an exercise price of $4.50 per share (the “Warrant Shares”, collectively with the Common Stock and the Warrants, the “Securities”). The Warrants will become exercisable on the six month anniversary of issuance and expire five years thereafter.

The Company and the Purchasers consummated the purchase and sale of the Securities (the “Closing”) on December 24, 2015 and the Company raised gross proceeds of $12.6 million and net proceeds of approximately $11.65 million, after deducting placement agent fees, attorneys’ fees and other expenses.

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

On August 13, 2014, the Company entered into a purchase agreement with Oppenheimer & Co. Inc., with respect to the Company’s issuance and sale of $17.5 million aggregate principal amount of Senior Notes due on August 15, 2017 (the “Notes”). The offering of the Notes was completed on August 19, 2014.

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

In order to continue with our current activities under our DCVax®-L program, we will have to obtain substantial amounts of further funding, as described in the Risk Factors. Our on-going funding requirements will depend on many factors, including the extent to which we realize and draw upon various sources of non-dilutive funding. One such source of non-dilutive funding that we drew upon in 2014 was a $5.5 million German grant awarded on May 1, 2012, by the German government through its Saxony Development Bank. The grant provided funding on a matching basis for up to 50% of costs incurred by us for the DCVax-L clinical trial and manufacturing in Germany.

Other factors affecting our ongoing funding requirements include the number of staff we employ, the number of sites and amount and pace of further patient enrollment in our Phase III clinical trial with DCVax-L for brain cancer trial and our Phase I/II clinical trial with DCVax-Direct for all types of inoperable tumors, the possible launch of Phase II trials with DCVax-Direct and/or DCVax-L, the costs of further development work relating to DCVax-Direct, the costs of expansion of manufacturing of both DCVax-L and DCVax-Direct, the cost of developing our Hospital Exemption program in Germany, and unanticipated developments. The extent of resources available to us will determine the pace at which we can move forward with both our DCVax-L program and our DCVax-Direct program.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of December 31, 2015, 2014 and 2013 and for the fiscal years ended December 31, 2015, 2014 and 2013, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive, financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our principal executive, financial and accounting officer concluded that, as of December 31, 2015, in light of the material weaknesses described below, our disclosure controls and procedures were improving but were not yet fully effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our chief executive officer, financial and accounting officer, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

Management's Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of our management, including our principal executive, financial and accounting officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2015.  This evaluation was based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Based on management's evaluation as of December 31, 2015, our management identified the following material weaknesses set forth below in our internal control over financial reporting:

Our company's management concluded that in light of the material weaknesses described above, our company did not maintain effective internal control over financial reporting as of December 31, 2015 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the COSO.

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

Since 2012, we have retained a third party firm to perform our financial reporting function on a contract services basis. This third party firm specializes in technical accounting and SEC reporting services, and performs this function for many other bio-pharma companies, both small and large. This third party firm is owned and managed by individuals with significant “Big 4” accounting firm experience.  During 2015, the Company’s third party firm expanded the team of personnel managing the Company’s financial functions to 5 senior personnel (4 of whom were formerly Big 4 accounting firm national office personnel) and several senior associates. The Company has also engaged SOX consultants to assist the Company with strengthening of internal controls and elimination of material weaknesses. Management plans to undertake improvements in due course, however, the timing of such steps is uncertain.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended December 31, 2015 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Audit Committee of the

Board of Directors and Shareholders

of Northwest Biotherapeutics, Inc.

We have audited Northwest Biotherapeutics, Inc. and Subsidiaries’’(the "Company") internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management’s Annual Report on Internal Control Over Financial Reporting." Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in “Management's Annual Report on Internal Control Over Financial Reporting”:

1.	Insufficient segregation of duties, oversight of work performed and lack of compensating controls in the Company’s finance and accounting functions due to limited personnel.

2.	Lack of controls in place, including those surrounding related party transactions, to ensure that all material transactions and developments impacting the financial statements are reflected and properly recorded.

3.	Lack of documentation to support occurrences of review and approval procedures.

4.	Design deficiencies that do not meet stated control objectives and elevate the level of risk of a material misstatement to the financial statements.

5	Policies and procedures with respect to the review, supervision and monitoring of the Company’s accounting operations throughout the organization were either not designed and in place or not operating effectively.

6.	The Company did not maintain an adequate risk oversight function to evaluate and report on risks to financial reporting throughout the organization, including completion of a comprehensive risk assessment to identify all potential risk areas and evaluate the adequacy of controls to mitigate identified risk.

7.	The Company did not maintain an effective anti-fraud program designed to detect and prevent fraud relating to (i) an effective whistle- blower program or other comparable mechanism and (ii) an ongoing program to manage identified fraud risks.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the Company’s consolidated financial statements for the year ended December 31, 2015, and this report does not affect our report dated March 15, 2016.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Northwest Biotherapeutics, Inc. has not maintained effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2015, 2014 and 2013 of the Company and our report dated March 15, 2016 expressed an unqualified opinion on those financial statements.

/s/ Marcum LLP

New York, NY

March 15, 2016

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

Other information required by Item 10, including information regarding directors, membership and function of the audit committee, including the financial expertise of its members, and Section 16(a) compliance, appearing under the captions “Election of Directors,” “Information Regarding Board of Directors and Committees” and “Other Matters” of the Company’s 10K/A for the 2016 Annual Meeting of Stockholders is incorporated herein by reference. The Company intends to file its 10K/A with the Securities and Exchange Commission (the “SEC”) not later than 120 days after December 31, 2015.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 appearing under the captions “Information Regarding Board of Directors and Committees—Compensation of Directors” and “Executive Compensation” of the Company’s Form 10-K/A is incorporated herein by reference. The Company intends to file its Form 10-K/A with the SEC not later than 120 days after December 31, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 appearing under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation-Equity Compensation Plan Information” of the Company’s Form 10-K/A is incorporated herein by reference. The Company intends to file its Form 10-K/A with the SEC not later than 120 days after December 31, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 appearing under the captions “Information Regarding Board of Directors and Committees” and “Certain Relationships and Related Transactions” of the Company’s Form 10-K/A is incorporated herein by reference. The Company intends to file its 10K/A with the SEC not later than 120 days after December 31, 2015.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 appearing under the caption “Independent Registered Public Accounting Firm” of the Company’s Form 10-K/A is incorporated by reference. The Company intends to file its Form 10-K/A with the SEC not later than 120 days after December 31, 2015.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The Exhibits listed below are identified by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K. The Exhibits designated by an asterisk (*) are management contracts or compensatory plans or arrangements required to be filed pursuant to Item 15.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Seventh Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.1 filed with the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1(File No. 333-134320) on July 17, 2006)
3.2	Third Amended and Restated Bylaws of the Company (incorporated by reference to exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K on June 22, 2007)
3.3	Amendment to Seventh Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.2 filed with the Registrant’s Current Report on Form 8-K on June 22, 2007)
3.5	Amendment to Seventh Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q on May 21, 2012)
3.6	Amendment to Seventh Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K on September 26, 2012).
3.7	Amendment to Third Amended and Restated Bylaws of the Company (incorporated by reference to exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K on December 11, 2012)
4.1	Form of common stock certificate (incorporated by reference to exhibit 4.1 filed with the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-67350) on November 14, 2001)
4.2	Form of Warrant Agency Agreement by and between Northwest Biopharmaceuticals, Inc. and Computershare Trust Company, N.A. and Form of Warrant Certificate (incorporated by reference to Exhibit 4.2 filed with the Registrant’s Form S-1 on December 4, 2012).
10.4	Form of Loan Agreement and 10% Convertible, Promissory Note between the Company and Toucan Partners, LLC (incorporated by reference to exhibit 10.4 filed with the Registrant’s Form 10-K on April 17, 2007)
10.5	Second Amended and Restated Investor Rights Agreement dated June 22, 2007 between the Company and Toucan Capital Fund II, LLP (incorporated by reference to exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K on June 22, 2007)
10.6	Warrant to purchase securities of the Company dated July 26, 2005 issued to Toucan Capital Fund II, L.P (incorporated by reference to exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K on August 1, 2005)
10.7	Warrant to purchase securities of the Company dated September 7, 2005 issued to Toucan Capital Fund II, L.P (incorporated by reference to exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K on September 9, 2005)
10.8	Amended Form of Warrant to purchase securities of the Company dated November 14, 2005 and April 17, 2006, as amended April 14, 2007, issued to Toucan Partners, LLC (incorporated by reference to exhibit 10.21 filed with the Registrant’s Form 10-K on April 17, 2007)
10.9	Form of Warrant to purchase securities of the Company dated April 14, 2007 issued to Toucan Partners, LLC (incorporated by reference to exhibit 10.22 filed with the Registrant’s Form 10-K on April 17, 2007)
10.10	Loan Agreement and 10% Convertible Promissory Note in the principal amount of $100,000 between the Company and Toucan Partners, LLC, dated April 27, 2007 (incorporated by reference to exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on May 3, 2007)
10.11	Warrant to purchase securities of the Company issued to Toucan Partners, LLC, dated April 27, 2007 (incorporated by reference to exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K on May 3, 2007)
10.12	Form of Toucan Partners Loan Agreement and 10% Convertible Note, dated as of June 1, 2007 (incorporated by reference to exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on June 7, 2007)
10.13	Form of Toucan Partners Warrant, dated as of June 1, 2007 (incorporated by reference to exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K on June 7, 2007)
10.14	Amended and Restated Warrant to purchase Series A Preferred Stock issued to Toucan Capital Fund II, L.P., dated as of June 1, 2007 (incorporated by reference to exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K on June 7, 2007)
10.15	Warrant to purchase Series A-1 Preferred Stock issued to Toucan Capital Fund II, L.P., dated as of June 1, 2007 (incorporated by reference to exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K on June 7, 2007)
10.16	Warrant to purchase Series A-1 Preferred Stock issued to Toucan Capital Fund II, L.P., dated as of June 1, 2007 (incorporated by reference to exhibit 10.5 filed with the Registrant’s Current Report on Form 8-K on June 7, 2007)
10.17	Northwest Biotherapeutics, Inc. $225,000 Demand Note dated June 13, 2007 (incorporated by reference to exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on June 18, 2007)
10.18	Conversion Agreement dated June 15, 2007 and effective June 22, 2007 between the Company and Toucan Capital Fund II, LLP (incorporated by reference to exhibit 10.1filed with the Registrant’s Current Report on Form 8-K on June 22, 2007)
10.19*	Services Agreement between Cognate BioServices, Inc. and Northwest Biotherapeutics dated April 1, 2011 (incorporated by reference to exhibit 10.19 filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-182470 on June 29, 2012)

Exhibit Number	Description
10.20	1998 Stock Option Plan (incorporated by reference to exhibit 10.15 filed with the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-67350) on November 14, 2001)
10.21	1999 Executive Stock Option Plan (incorporated by reference to exhibit 10.16 filed with the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-67350) on November 14, 2001)
10.22	2001 Stock Option Plan (incorporated by reference to exhibit 10.17 filed with the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-67350) on November 14, 2001)
10.23	2001 Nonemployee Director Stock Incentive Plan (incorporated by reference to exhibit 10.18 filed with the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-67350) on November 14, 2001)
10.24	Employee Stock Purchase Plan (incorporated by reference to exhibit 10.19 filed with the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-67350) on November 14, 2001)
10.25	Form of Stock Option Agreement under the 2007 Stock Option Plan (incorporated by reference to exhibit 10.2 filed with the Registrant’s Registration Statement on Form S-8 on November 21, 2007)
10.26	Loan Agreement and Promissory Note, dated May 6, 2008 between the Company and Al Rajhi Holdings WLL (incorporated by reference to exhibit 4.5 filed with the Registrant’s Current Report on Form 8-K on May 15, 2008)
10.27	Loan Agreement and Promissory Note, dated August 19, 2008 between the Company and Toucan Partners LLC (incorporated by reference to exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q on August 19, 2008)
10.28	Loan Agreement and Promissory Note, dated October 1, 2008 between the Company and SDS Capital Group SPC, Ltd (incorporated by reference to exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q on November 19, 2008)
10.29	Warrant, dated October 1, 2008, between the Company and SDS Capital Group SPC, Ltd (incorporated by reference to exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q on November 19, 2008)
10.30	Loan Agreement and Promissory Note, dated October 21, 2008, between the Company and SDS Capital Group SPC, Ltd (incorporated by reference to exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q on November 19, 2008)
10.31	Form of Loan Agreement and Promissory Note, between the Company and a Group of Private Investors (incorporated by reference to exhibit 10.5 filed with the Registrant’s Quarterly Report on Form 10-Q on November 19, 2008)
10.32	Form of Warrant, between the Company and SDS Capital Group SPC. Ltd and a Group of Private Investors (incorporated by reference to exhibit 10.6 filed with the Registrant’s Quarterly Report on Form 10-Q on November 19, 2008)
10.33	Loan Agreement and Promissory Note, dated December 22, 2008, between the Company and Toucan Partners LLC (incorporated by reference to exhibit 10.62 filed with the Registrant’s Form 10-K on April 15, 2009)
10.34	Form of Warrant, dated December 22, 2008, between the Company and Toucan Partners LLC (incorporated by reference to exhibit 10.63 filed with the Registrant’s Form 10-K on April 15, 2009)
10.35	Form of Securities Purchase Agreement, by and among the Company and Al Rajhi Holdings (incorporated by reference to exhibit 10.64 filed with the Registrant’s Form 10-K on April 15, 2009)
10.36	Securities Purchase Agreement, by and among the Company and a Group of Equity Investors (incorporated by reference to exhibit 10.65 filed with the Registrant’s Form 10-K on April 15, 2009)
10.37	Form of Warrant, between the Company and a Group of Equity Investors (incorporated by reference to exhibit 10.66 filed with the Registrant’s Form 10-K on April 15, 2009)
10.38	Form of Loan Agreement and Promissory Note, dated March 27 2009, between the Company and a Group of Private Lenders (incorporated by reference to exhibit 10.67 filed with the Registrant’s Form 10-K on April 15, 2009)
10.39	Amended and Restated Northwest Biotherapeutics, Inc. 2007 Stock Option Plan (incorporated by reference to Schedule 14A filed on December 3, 2013)
10.40	DC Vax ®-L Manufacturing and Services Agreement between the Company and Cognate BioServices, Inc. dated January 17, 2014 (incorporated by reference to Exhibit 10.40 filed with the Company’s Quarterly Report on Form 10-Q on May 15, 2014).
10.41	DC Vax ®-L Direct Manufacturing and Services Agreement between the Company and Cognate BioServices, Inc. dated January 17, 2014 (incorporated by reference to Exhibit 10.41 filed with the Company’s Quarterly Report on Form 10-Q on May 15, 2014).
10.42	Ancillary Services Agreement between the Company and Cognate BioServices, Inc. dated January 17, 2014 (incorporated by reference to Exhibit 10.42 filed with the Company’s Quarterly Report on Form 10-Q on May 15, 2014).
10.43	Manufacturing Expansion Service Agreement between the Company and Cognate BioServices, Inc. dated January 17, 2014 (incorporated by reference to Exhibit 10.43 filed with the Company’s Quarterly Report on Form 10-Q on May 15, 2014).
10.44	Form of Warrant between the Company and H.C. Wainwright & Co., LLC dated April 9, 2014 (incorporated by reference to Exhibit 4.1 filed with the Company’s Quarterly Report on Form 10-Q on May 15, 2014).

Exhibit Number	Description
10.45	Securities Purchase Agreement between the Company and certain investors dated April 9, 2014 (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on April 14, 2014)
10.46	Placement Agreement between the Company and H.C. Wainwright & Co., LLC (incorporated by reference as Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on April 14, 2014)
10.47	Form of Purchase Agreement for 5.00% Convertible Senior Notes between the Company and certain investors dated August 13, 2014 (incorporated by reference as Exhibit 1.1 filed with the Company’s Current Report on Form 8-K on August 19, 2014.)
10.48	Form of Indenture between the Company and The Bank of New York Mellon, as Trustee, dated August 19, 2014 (incorporated by reference as Exhibit 4.1 filed with the Company’s Current Report on Form 8-K on August 25, 2014.)
10.49	Pledge and Escrow between the Company and The Bank of New York Mellon, as Trustee, dated August 19, 2014 (incorporated by reference as Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on August 25, 2014.)
10.50	Form of Warrant between the Company and certain investors (incorporated by reference as Exhibit 4.1 filed with the Company’s Current Report on Form 8-K on October 10, 2014.)
10.51	Stock Purchase, Amendment and Issuance Agreement dated October 6, 2014 (incorporated by reference as Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on October 10, 2014.)
10.52	Amendment to Engagement Letter between the Company H.C. Wainwright & Co., LLC dated October 6, 2014 (incorporated by reference as Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on October 10, 2014.)
10.53	Securities Purchase Agreement dated December 22, 2015 by and between Northwest Biotherapeutics, Inc. and certain purchasers (incorporated by reference as Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on December 29, 2015.)
10.54	Form of Warrant between the Company and certain investors (incorporated by reference as Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on December 29, 2015).
10.55	Engagement Agreement, dated November 16, 2015, by and between Northwest Biotherapeutics, Inc. and H.C. Wainwright & Co., as placement agent purchasers (incorporated by reference as Exhibit 10.3 filed with the Company’s Current Report on Form 8-K on December 29, 2015).
10.55	Amendment to Engagement Agreement, dated December 22, 2015, by and between Northwest Biotherapeutics, Inc. and H.C. Wainwright & Co., as placement agent (incorporated by reference as Exhibit 10.4 filed with the Company’s Current Report on Form 8-K on December 29, 2015).
10.56	Form of Securities Purchase Agreement dated February 29, 2016 by and between Northwest Biotherapeutics, Inc. and certain purchasers (incorporated by reference as Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on March 3, 2016).
10.57	Form of Warrant between the Company and certain investors (incorporated by reference as Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on March 3, 2016).
10.58	Engagement Agreement, dated February 29, 2016, by and between Northwest Biotherapeutics, Inc. and H.C. Wainwright & Co., LLC, as placement agent (incorporated by reference as Exhibit 10.3 filed with the Company’s Current Report on Form 8-K on March 3, 2016).
21.1	Subsidiaries of the Registrant
31.1	Certification of the Principal Executive and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Principal Executive and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.

*	Confidential information in this exhibit has been omitted and filed separately with the SEC pursuant to a confidential treatment request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC. (Registrant)

Date: March 15, 2016	By:	/s/ Linda F. Powers
Linda F. Powers,
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Linda F. Powers	Chief Executive Officer (Principal	March 15, 2016
Linda F. Powers	Executive Officer and Principal
Financial and Accounting Officer))

/s/ Alton L. Boynton	Director	March 15, 2016
Alton L. Boynton

/s/ Robert A. Farmer	Director	March 15, 2016
Robert A. Farmer

/s/ Navid Malik	Director	March 15, 2016
Dr. Navid Malik

/s/ Jerry Jasinowski	Director	March 15, 2016
Jerry Jasinowski

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NORTHWEST BIOTHERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders of

Northwest Biotherapeutics, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Northwest Biotherapeutics, Inc. (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years ended December 31, 2015, 2014 and 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northwest Biotherapeutics, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the years ended December 31, 2015, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Northwest Biotherapeutics, Inc., and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013) and our report dated March 15, 2016 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of material weaknesses.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations and has negative working capital. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 2 to the financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

New York, NY

March 15, 2016

NORTHWEST BIOTHERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$21,813	$13,390
Restricted cash - interest payments held in escrow	886	865
Prepaid expenses and other current assets	1,402	387
Total current assets	24,101	14,642

Non-current assets:
Property, plant and equipment, net	46,157	39,999
Restricted cash - interest payments held in escrow, net of current portion	349	1,760
Other assets	190	55
Total non-current assets	46,696	41,814

Total assets	$70,797	$56,456

COMMITMENTS AND CONTINGENCIES

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$11,721	$9,826
Accounts payable to related party	5,455	5,729
Accrued expenses (includes related party of $11 and $8 as of December 31, 2015 and December 31, 2014, respectively)	1,309	1,211
Convertible notes, net (includes related party note of $50 and $50 as of December 31, 2015 and December 31, 2014, respectively)	185	238
Note payable - in dispute	934	934
Mortgage loan (net of deferred financing cost of $468 and $862 as of December 31, 2015 and December 31, 2014, respectively)	11,003	6,128
Environmental remediation liability	6,200	6,200
Derivative liability	27,982	44,742
Total current liabilities	64,789	75,008

Non-current liabilities:
Convertible note (net of deferred financing cost of $457 and $1,123 as of December 31, 2015 and December 31, 2014, respectively)	10,543	16,377
Other accrued expenses	141	98
Total non-current liabilities	10,684	16,475

Total liabilities	75,473	91,483

Commitments and Contingencies

Stockholders' equity (deficit):
Preferred stock ($0.001 par value); 40,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	-	-
Common stock ($0.001 par value); 450,000,000 shares authorized; 95,858,087 and 68,957,469 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	96	69
Additional paid-in capital	630,613	485,615
Accumulated deficit	(635,262)	(520,521)
Accumulated other comprehensive loss	(123)	(190)
Total stockholders' equity (deficit)	(4,676)	(35,027)
Total liabilities and stockholders' equity (deficit)	$70,797	$56,456

See accompanying notes to the consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the years ended
	December 31,
	2015	2014	2013
Revenues:
Research grant and other	$1,739	$1,454	$809
Total revenues	1,739	1,454	809
Operating costs and expenses:
Research and development	103,120	85,637	43,906
General and administrative	24,903	16,960	12,377
Total operating costs and expenses	128,023	102,597	56,283
Loss from operations	(126,284)	(101,143)	(55,474)
Other income (expense):
Inducement expense	-	(18,905)	(10,599)
Accretion of redeemable securities	-	-	(31)
Change in fair value of derivative liability	15,676	(15,062)	1,157
Interest expense	(4,153)	(996)	(842)
Section 16 settlement	-	449	-
Foreign currency transaction gain	20	23	-
Net loss	$(114,741)	$(135,634)	$(65,789)

Net loss per share applicable to common stockholders - basic and diluted	$(1.48)	$(2.29)	$(2.00)
Weighted average shares used in computing basic and diluted loss per share	77,713	59,248	32,865

See accompanying notes to the consolidated financial statements

F-4

NORTHWEST BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	For the years ended
	December 31,
	2015	2014	2013
Net loss	$(114,741)	$(135,634)	$(65,789)
Other comprehensive income (loss)
Foreign currency translation adjustment	67	-	(190)
Total comprehensive loss	$(114,674)	$(135,634)	$(65,979)

See accompanying notes to the consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Cumulative Translation	Total Stockholders'
	Shares	Par value	Capital	Deficit	Adjustment	Equity (Deficit)
Balance at January 1, 2013	24,677	$25	$303,190	$(319,098)	$(190)	$(16,073)
Exercise of warrants	347	1	594	-	-	595
Issuance of common stock in connection with conversion of notes payable	1,211	2	2,867	-	-	2,869
Stock and warrants issued to induce an extension of redeemable securities	763	1	2,803	-	-	2,804
Reclassification of redeemable shares to stockholders' equity	424	1	1,863	-	-	1,864
Reclass of warrants to warrant liability	-	-	(217)	-	-	(217)
Conversion of accounts payable to common stock - Cognate BioServices	4,720	5	16,964	-	-	16,969
Stock and warrants issued for cash	12,954	13	53,013	-	-	53,026
Reclassification between common par and additional paid-in-capital	-	(3)	3	-	-	-
Issuance of common stock in exchange for services - non-employees	570	1	2,340	-	-	2,341
Warrant liability recorded in connection with issuance of common stock	-	-	(5,602)	-	-	(5,602)
Offering costs	-	-	(3,955)	-	-	(3,955)
Stock compensation expense	-	-	1,350	-	-	1,350
Net loss	-	-	-	(65,789)	-	(65,789)
Balance December 31, 2013	45,666	46	375,213	(384,887)	(190)	(9,818)
Issuance of common stock for cash in a private placement	291	-	2,059	-	-	2,059
Issuance of common stock for cash	2,273	2	14,998	-	-	15,000
Offering costs	-	-	(1,105)	-	-	(1,105)
Conversion of accounts payable to common stock - Cognate BioServices	4,195	5	16,776	-	-	16,781
Inducement expenses associated with Conversion of accounts payable to common stock and warrants - Cognate BioServices	-	-	8,654	-	-	8,654
Conversion of note payable and accrued interest to common stock	70	-	217	-	-	217
Proceeds from the issuance of common stock - Cognate BioServices	563	1	2,249	-	-	2,250
Inducement expenses associated with issuance of common stock and warrants for cash - Cognate BioServices	-	-	1,525	-	-	1,525
Issuance of common stock and warrants for cash	7,490	8	40,227			40,235
Proceeds from warrants exercises	1,311	1	4,816	-	-	4,817
Issuance of common stock in exchange for services - non-employees	279	-	1,817	-	-	1,817
Cashless warrants exercises	54	-	-	-	-	-
Reclassification of redeemable securities	1,445	1	8,912	-	-	8,913
Issuance of common stock as deferred financing cost - mortgage loan	38	-	197			197
Redeemable securities settlement	110	-	398	-	-	398
Adjustment for issuance of common stock	71	-	2	-	-	2
Stock based compensation - Cognate BioServices	5,101	5	8,660	-	-	8,665
Net loss	-	-	-	(135,634)	-	(135,634)
Balance at December 31, 2014	68,957	69	485,615	(520,521)	(190)	(35,027)
Proceeds from issuance of common stock, net of offering cost	14,360	14	81,648	-	-	81,662
Redeemable securities settlement	80	-	299	-	-	299
Issuance of common stock for debt conversion	985	1	6,499	-	-	6,500
Issuance of common stock in connection with conversion of accounts payable - Cognate BioServices	682	1	3,750	-	-	3,751
Issuance of common stock for conversion of accrued interest	39	-	387	-	-	387
Proceeds from exercise of warrants	1,728	2	7,428	-	-	7,430
Reclassification of warrant liabilities related to warrants exercised for cash	-	-	264	-	-	264
Cashless warrants exercise	572	1	520	-	-	521
Common stock issued for services	403	-	3,389	-	-	3,389
Stock issued to Cognate BioServices as compensation under Cognate Agreements	8,052	8	40,757	-	-	40,765
Issuance of warrants in conjunction with demand notes	-	-	57	-	-	57
Net loss	-	-	-	(114,741)	-	(114,741)
Cumulative translation adjustment	-	-	-	-	67	67
Balance at December 31, 2015	95,858	$96	$630,613	$(635,262)	$(123)	$(4,676)

See accompanying notes to the consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended
	December 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net Loss	$(114,741)	$(135,634)	$(65,789)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	56	11	11
Amortization of debt discount and accretion on redeemable securities	57	-	531
Amortization of deferred financing cost	1,248	212	-
Change in fair value of derivatives	(15,676)	15,062	(1,157)
Gain from section 16 settlement		(449)	-
Accrued interest converted to common stock	-	77	-
Stock and warrants issued to Cognate BioServices as compensation under Cognate Agreements	40,765	21,329	-
Stock-based compensation costs	-	-	1,350
Stock and warrants issued for services	3,389	1,819	2,341
Inducement expense	-	18,905	10,465
Correction on debt from prior period	(53)	-	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(478)	(240)	(35)
Accounts payable and accrued expenses	3,912	4,989	766
Related party accounts payable and accrued expenses	3,048	19,343	13,754
Deposits and other non-current assets	(135)	-	(37)
Net cash used in operating activities	(78,608)	(54,576)	(37,800)
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(6,751)	(33,727)	1
Funding of escrow - convertible notes	-	(2,625)	-
Net cash (used in) provided by investing activities	(6,751)	(36,352)	1
Cash Flows from Financing Activities:
Proceeds from issuance of notes payable to related parties	1,400	-	1,630
Repayment of notes payable to related parties	(1,400)	(25)	(1,605)
Repayment of convertible promissory notes	-	-	(499)
Proceeds from mortgage loan	4,997	6,990	-
Deferred offering cost related to mortgage loan	(138)	(622)	-
Proceeds transferred from escrow account	287	-
Proceeds from issuance of convertible notes, net of deferred financing cost	-	17,500	-
Deferred offering cost related to convertible notes	-	(1,280)	-
Redemption of redeemable common shares	-	-	(240)
Proceeds from issuance of common stock in a private placement	-	2,059	-
Proceeds from exercise of warrants	7,430	4,817	595
Proceeds from the issuance of common stock and warrants - Cognate	-	2,250	-
Proceeds from issuance common stock and warrants, net of offering cost	81,662	40,235	53,026
Proceeds from issuance common stock and overallotment rights, net of offering cost	-	13,895	-
Offering costs	-	-	(3,955)
Net cash provided by financing activities	94,238	85,819	48,952
Effect of exchange rate changes on cash and cash equivalents	(456)	-	-
Net increase (decrease) in cash and cash equivalents	8,423	(5,109)	11,153

Cash and cash equivalents at beginning of year	13,390	18,499	7,346
Cash and cash equivalents at end of year	$21,813	$13,390	$18,499

Supplemental disclosure of cash flow information
Interest payments on mortgage loan	$(1,369)	$(70)	$-
Interest payments on senior convertible notes	$(1,103)	$-	$-

See accompanying notes to the consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended
	December 31,
	2015	2014	2013
Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock in connection with conversion of notes payable and accrued expenses	$-	$217	$2,869
Issuance of common stock and warrants in connection with conversion of accounts payable - Cognate BioServices	$3,751	$16,781	$16,968
Issuance of warrants in conjunction with demand notes	$57	$-
Reclass of redeemable security to equity	$-	$8,913	$217
Adjustment for common stock no longer subject to redemption	$-	$-	$1,864
Deferred offering cost related to mortgage loan	$51	$98	$-
Issuance of common stock as deferred financing cost - mortgage loan	$-	$197	$-
Environmental remediation liabilities	$-	$6,200	$-
Reclassification of warrant liabilities related to cashless warrants exercise	$521	$-	$-
Reclassification of warrant liabilities related to warrants exercised for cash	$264	$-	$-
Issuance of common stock for debt conversion	$6,500	$-	$-
Issuance of common stock for conversion of accrued interest	$387	$-	$-
VAT receivable related to UK facility	$537	$-	$-
Redeemable security settlement	$299	$-	$-

See accompanying notes to the consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

1.	Organization and Description of Business

Northwest Biotherapeutics, Inc. and its wholly owned subsidiaries NW Bio Gmbh, and Aracaris Capital, Ltd (collectively, the “Company”, “we”, “us” and “our”) were organized to discover and develop innovative immunotherapies for cancer.

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

Although there are many contract manufacturers for small molecule drugs and for biologics, there are only a few contract manufacturers in the U.S., and even fewer in Europe, that specialize in producing living cell products and that have a track record of success with regulatory authorities. The manufacturing of living cell products is highly specialized and entirely different than production of biologics: the physical facilities and equipment are different, the types of personnel and skill sets are different, and the processes are different. The regulatory requirements relating to manufacturing and cellular products are especially challenging and are one of the most frequent reasons for the development of a company’s cellular products to be put on clinical hold (i.e., stopped by regulatory authorities).

In addition, NW Bio’s programs require a large amount of capacity in these specialized manufacturing facilities, and require that the large capacity be dedicated exclusively to NW Bio’s programs. Most medical products, including cellular products, are made in batches on a “campaign” basis: the same manufacturing suites are used for a number of companies’ products, at designated times scheduled in advance. In contrast, NW Bio’s products are fully personalized and not made in batches, and NW Bio’s products are made on demand, on an ongoing basis. So, the manufacturing suites must be dedicated entirely to NW Bio’s products. Among the few specialized contract manufacturers for cellular products, even fewer have the necessary capacity that can be dedicated exclusively to NW Bio.

2.	Liquidity, Financial Condition and Management Plans

The Company used approximately $78.6 million of cash in its operating activities for the year ended December 31, 2015. The Company incurred a $114.7 million net loss for the year ended December 31, 2015, including $29.8 million of net aggregate non-cash charges for the non-cash interest associated with the accretion of its convertible notes discount, stock based compensation, a mark to market change in the fair value of our derivative financial instruments, and the fair value of warrants issued to certain holders of the Company’s in exchange for an extension of their optional redemption dates. The Company expects to incur substantial capital expenditures to develop its UK Property. Management believes that the Company has access to capital resources through the sale of equity and debt financing arrangements and may seek to obtain funding from Cognate BioServices, should Cognate BioServices have available capital. Notwithstanding, the Company has not secured any commitments for new financing for this specific purpose at this time.

On January 17, 2014, the Company entered into a series of contract manufacturing and services agreements with Cognate BioServices (collectively, the “Cognate Agreements” or the “Agreements”) providing for Cognate BioServices to manufacture DCVax products, undertake ongoing DCVax development work, develop arrangements for and manage product storage, distribution and tracking, and conduct search, evaluation, acquisition and development activities for expansion of manufacturing capacity for NW Bio products. By entering into the Cognate Agreements, cash outflows related to research and development were greatly reduced. In addition, because the payments were made in unregistered, restricted shares, and were also subject to a lock-up, the shares did not come into the marketplace.

The Company had current assets of $24.1 million as of December 31, 2015, and a deficit in current assets less accounts payable and accrued expenses, derivative and environmental liabilities and notes payable of approximately $40.7 million at December 31, 2015. The non-cash derivative liabilities comprised $28.0 million of the $40.7 million total. The Company owed an aggregate of $5.5 million of trade liabilities and convertible notes to related parties as of December 31, 2015. The Company has not yet generated any material revenue from the sale of its products and is subject to all of the risks and uncertainties that are typically faced by biotechnology companies that devote substantially all of their efforts to developing products that have not yet been commercialized. The Company expects to continue incurring losses for the foreseeable future. The Company’s existing liquidity is not sufficient to fund its operations, anticipated capital expenditures, working capital and other financing requirements until the Company reaches significant revenues.  Until that time, the Company will need to obtain additional equity and/or debt financing, especially if the Company experiences downturns in its business that are more severe or longer than anticipated, or if the Company experiences significant increases in expense levels resulting from being a publicly-traded company or from expansion of operations.  If the Company attempts to obtain additional equity or debt financing, the Company cannot assume that such financing will be available to the Company on favorable terms, or at all.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

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

Deferred Financing Costs

The Company capitalizes costs related to the issuance of debt which are included on the accompanying consolidated balance sheets. Deferred financing costs are amortized using a method that approximates the interest method over the life of the related loan and are included as a component of interest expense on the accompanying consolidated statements of operations. As of December 31, 2015, deferred financing costs were $0.9 million, net of accumulated amortization expense of $1.2 million.

Warrant Liability

The Company accounts for the 12,433,310 common stock warrants outstanding in accordance with the guidance contained in ASC 815-40-15-7D, "Contracts in Entity's Own Equity" whereby under that provision they do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company's statements of operations. The fair value of the warrants issued by the Company in connection the Conversion Transaction has been estimated using a Monte Carlo simulation.

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

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

Environmental Remediation Liabilities

The Company records environmental remediation liabilities for properties acquired. The environmental remediation liabilities are initially recorded at fair value. The liability is reduced for actual costs incurred in connection with the clean-up activities for each property. Upon completion of the clean-up, the environmental remediation liability is adjusted to equal the fair value of the remaining operation, maintenance and monitoring activities to be performed for the property. The reduction in the liability resulting from the completion of the clean-up is included in other income. As of December 31, 2015, we estimate that the total environmental remediation costs associated with the purchase of the UK Facility will amount to approximately $6.2 million. Contamination clean-up costs that improve the property from its original acquisition state are capitalized as part of the property’s overall development costs. The Company engaged a third party specialist to conduct certain surveys of the condition of the property which included, among other things, a preliminary analysis of potential environmental remediation exposures. The Company determined, based on information contained in the specialist’s report, that it would be required to estimate the fair value of an unconditional obligation to remediate specific ground contamination at an estimated fair value of approximately $6.2 million. The Company computed its preliminary estimate of the fair value of this obligation using a probability weighted approach that measures the likelihood of the following two potential outcomes: (i) a higher probability requirement of erecting a protective barrier around the affected area at an estimated cost of approximately $4.5 million, and (ii) a lower probability requirement of having to excavate the affected area at an estimated cost of approximately $32.0 million. The Company’s estimate is preliminary and therefore subject to change as further studies are conducted, and as additional facts come to the Company’s attention. Environmental remediation efforts are complex, technical and subject to various uncertainties. Accordingly, it is at least reasonably possible that any changes in the Company’s estimate could materially differ from the management’s preliminary assessment discussed herein.

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

During the year ended December 31, 2015, the Company recorded $67,000 of foreign currency translation gain primarily due to the strengthening of the U.S. dollar relative to the euro and British pound sterling.

Foreign currency transaction gains and losses are recognized in the Consolidated Statements of Operations as incurred.

Comprehensive Loss

The Company reports comprehensive loss and its components in its consolidated financial statements. Comprehensive loss consists of net loss and foreign currency translation adjustments, affecting stockholders’ equity (deficit) that, under U.S, GAAP, is excluded from net loss.

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

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

For the years ended December 31, 2015, 2014 and 2013, the Company recognized research and development costs of $103.1 million, $85.6 million and $43.9 million, respectively.

During 2014 and 2013, the Company paid a substantial portion of Cognate’s invoices in stock rather than in cash; during 2015, the Company mostly paid Cognate’s invoices in cash. At December 31, 2015 and 2014, the Company owed Cognate BioServices $5.5 million and $5.7 million, respectively, for unpaid invoices for services performed by Cognate BioServices (including manufacturing for both the Phase III and Phase I/II clinical trials, ongoing product and process development, expansion of several company programs and services related to expansion of manufacturing capacity).

During the years ended December 31, 2015, 2014 and 2013, the Company incurred non-cash equity based compensation (restricted common stock and warrants) related to Cognate BioServices of $40.8 million, $21.3 million and $0, respectively. This equity compensation primarily involved one-time initiation payments of shares and warrants relating to the four new agreements the Company entered into with Cognate in January, 2014.  The shares are vesting over a period of three years from the date of the agreements.  The fair value calculation of these shares was determined using the market price for tradable shares; however the shares issued to Cognate BioServices were unregistered non-tradable shares and were also subject to multiple other restrictions, including affiliate restrictions, vesting and lock-up provisions.  The equity compensation also included lock-up warrants (for the lock-up of Cognate shares) and most favored nation shares and warrants.

The Company incurred research and development costs related to Cognate BioServices of $78.5 million, $61.0 million, and $26.8 million for the years ended December 31, 2015, 2014 and 2013, respectively, as the Company launched and carried out its DCVax-Direct program, and expanded its DCVax-L program.

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

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

Segments

The Company operates in one reportable segment and, accordingly, no segment disclosures have been presented herein.

Subsequent Events

The Company follows the provisions of ASC Topic 855-10, “Subsequent Events,” relating to subsequent events.  This guidance establishes principles and requirements for subsequent events.  This guidance defines the period after the balance sheet date during which events or transactions that may occur would be required to be disclosed in a company’s financial statements.  The Company has evaluated subsequent events up to the date of filing of its Annual Report on Form 10-K for the year ended December 31, 2015 (see Note (13).

Adoption of Recent Accounting Pronouncements

In August 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-15, “Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU No. 2015-03, “Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs”. In particular, ASU No. 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted ASU No. 2015-15 during the first quarter of fiscal 2016, and its adoption did not have a material impact on its condensed financial statements.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, an updated standard on revenue recognition.  ASU No. 2014-09 provides enhancements to the quality and consistency of how revenue is reported by companies while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or U.S. GAAP.  The main purpose of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements.  In July 2015, the FASB voted to approve a one-year deferral of the effective date of ASU No. 2014-09, which will be effective for the Company in the first quarter of fiscal year 2018 and may be applied on a full retrospective or modified retrospective approach. The Company is evaluating the impact of implementation and transition approach of this standard on its financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements-Going Concern”, which defines management's responsibility to assess an entity's ability to continue as a going concern, and requires related footnote disclosures if there is substantial doubt about its ability to continue as a going concern. ASU No. 2014-15 is effective for the Company for the fiscal year ending on December 31, 2016, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU No. 2014-15 and its related disclosures.

In November 2015, FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes”. ASU No. 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU No. 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU No. 2015-17 will have on its balance sheet and financial statement disclosures.

In January 2016, FASB issued ASU No. 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities”. ASU No. 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU No. 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU No. 2016-01 will have on its financial statements and related disclosures.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

On February 25, 2016, FASB issued its new lease accounting guidance in Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842).  Under the new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) a lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  The new standard is effective for fiscal year beginning after December 15, 2018, including interim periods within those fiscal years (i.e. a January 1, 2019 effective date).  The Company is currently evaluating the effect the guidance will have on its consolidated financial statements.

4. Fair Value Measurements

The Company’s assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy.

The following table presents information about the Company’s liabilities measured at fair value on a recurring basis and the Company’s estimated level within the fair value hierarchy of those liabilities as of December 31, 2015 and December 31, 2014 (in thousands):

Fair value measured at December 31, 2015
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Derivative liability	$27,982	$-	$-	$27,982

Fair value measured at December 31, 2014
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Derivative liability	$44,742	$-	$-	$44,742

There were no transfers between Level 1, 2 or 3 during the years ended December 31, 2015 and 2014.

The following table presents additional information about Level 3 liabilities measured at fair value. Both observable and unobservable inputs may be used to determine the fair value of positions that the Company has classified within the Level 3 category. As a result, the unrealized gains and losses for assets and liabilities within the Level 3 category may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long-dated volatilities) inputs.

Changes in Level 3 liabilities measured at fair value for the period ended December 31, 2015 and December 31, 2014 were as follows (dollars in thousands):

Warrant
Liability
Balance - January 1, 2014	$8,688
Additions during the period	20,992
Change in fair value	15,062
Balance – December 31, 2014	44,742
Change in fair value	(15,676)
Cashless warrants exercise	(521)
Warrants exercised for cash	(264)
Redeemable security settlement	(299)
Balance – December 31, 2015	$27,982

The Company’s warrant liabilities are measured at fair value using the Monte Carlo simulation valuation methodology. A summary of weighted average (in aggregate) about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy for the years ended December 31, 2015 and 2014 is as follows:

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

Date of valuation	December 31, 2015	December 31, 2014
Strike price	$3.49	$3.54
Contractual term (years)	3.1	4.1
Volatility (annual)	86.9%	70.9%
Risk-free rate	1.3%	1.8%
Dividend yield (per share)	0%	0%

During fiscal 2015 approximately 184,000 warrants classified as liabilities were exercised as both cash and cashless exercises.  The warrants were marked to market through other income (expense) and the balances were reclassified as stockholder’ equity (deficit) at the point of exercise.  A summary of weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring warrant exercises for the year ended December 31, 2015 is as follows:

Date of valuation	2015 Warrants Exercises
Strike price	$4.30
Contractual term (years)	2.1
Volatility (annual)	74.6%
Risk-free rate	0.5%
Dividend yield (per share)	0%

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

5.  Share-based Compensation

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

Related Party

On January 17, 2014, in connection with the four Cognate BioServices Agreements, the Company issued one-time aggregate initiation payments of 5,101,366 shares of common stock. The common stock is vesting over 36 months from the closing date. Stock-based compensation expense related to Cognate BioServices, with respect to these shares, was $2.0 million and $8.7 million for the year ended December 31, 2015 and 2014, respectively.

The Company also entered into a Lock-Up Agreement with Cognate BioServices on January 17, 2014, under which Cognate BioServices agreed to have all of the shares that are issued as part of the Cognate BioServices Agreements (“Lock-Up Shares”) locked up for up to 36 months, in return for 15% warrant coverage for each 6-month period of lock-up, on the same terms as the warrants in the Cognate BioServices Agreements. During the lock-ups, the Lock-Up Shares may not be sold or traded on the market. These lock-up terms are subject to the same most favored nation treatment as provided in the Cognate BioServices Agreements. On July 17, 2014, the Company issued 2,325,467 warrants in connection with the lock-up. The warrants had a term of 5.0 years and an initial exercise price of $4.00. Using a Monte Carlo simulation model, the Company valued the warrants at $3.08 and $2.92 per share on July 17, 2014 and December 31, 2015, respectively. The fair value of the warrants granted is based on the Monte Carlo simulation model using the following assumptions:

Date of valuation	July 17, 2014	December 31, 2015
Strike price	$4.00	$3.35
Contractual term (years)	5.0	3.5
Volatility (annual)	78.2%	86.9%
Risk-free rate	1.7%	1.4%
Dividend yield (per share)	0%	0%

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

The Company has evaluated the terms of the warrants with reference to the guidance provided in ASC 815-40-15. The Company has concluded that these warrants are not indexed to the Company’s own stock due to the most favored nation provision. Therefore, these warrants have been classified as a derivative liability as of July 17, 2014 and December 31, 2015.

Stock based payment expense (restricted common stock and warrants) to Cognate for the ongoing vesting over 3 years of one-time initiation payments under the four agreements that were entered into in January 2014 for Cognate services was $2.0 million and $8.7 million for the years ended December 31, 2015 and 2014, respectively. Approximately $1.4 million in compensation costs per calendar quarter may be recognized over the next 1 year based on the fair market value of stock of $3.2 as of December 31, 2015.

The Company issued 318,116 shares of common stock for services to Cognate’s designee in partial satisfaction of amounts owed to Cognate for manufacturing services, which resulted in compensation expense of $2.7 million for the year ended December 31, 2015.

On October 19, 2015, the Company issued 8,052,092 shares of common stock to Cognate which had been approved by the Board on November 12, 2014 and publicly reported by the Company at that time and thereafter, but had not yet been issued because all key terms were not finalized, to satisfy certain obligations for unpaid invoices for manufacturing and related services.

On October 19, 2015, the Company issued 681,884 shares of common stock to Cognate, to satisfy approximately $3.8 million of current obligations for unpaid invoices for manufacturing and related services by Cognate.

Other

The Company issued 85,228 shares of common stock for the year ended December 31, 2015, which resulted in share based compensation of approximately $0.7 million.

6. Property and Equipment

Property and equipment consist of the following at December 31, 2015 and December 31, 2014 (in thousands):

	December 31,	December 31,
	2015	2014
Leasehold improvements	$69	$69
Office furniture and equipment	25	25
Computer equipment and software	598	137
Construction in progress (property in the United Kingdom)	45,681	39,928
	46,373	40,159
Less: accumulated depreciation	(216)	(160)
	$46,157	$39,999

On August 19, 2014, the Company completed the first acquisition of a facility and property in the UK (“UK Facility”). The purchase price of the property was £13 million (approximately $20.8 million at the exchange rate at the time, excluding acquisition related and other capitalized costs of $2.6 million). The Company plans to re-purpose the facility and have it built out as part of the expansion of manufacturing capacity for its products in Europe. Such re-purposing requires approval of the applicable Planning Commission. If re-purposing is approved, then the specific design and engineering of the proposed build-out will also have to be approved. In addition to the facility, the acquisition included about 25 acres of potentially developable land (as well as non-developable land). Any future development for business use will require removal of certain existing structures, permission from the Planning Commission for the intended purpose, and then permission from the Planning Commission for the specific designs and engineering. The amount of development costs that the Company expects to incur in order to place this asset in service has not yet been quantified.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

The Company also capitalized a $6.2 million environmental liability, which represents the Company’s estimated costs of remediating certain ground contamination that was known to exist on the property at the time of the purchase. The building is now under construction and the Company will incur various development costs in the future. For further information on the environmental liability please see Note 3.

On December 9, 2014, the Company completed the purchase of the second portion of the property intended for the manufacturing expansion for DCVax products in the UK.  This property is located within and surrounded by the first portion of the property already acquired by the Company as previously reported.  The purchase price for the additional property was £5 million (approximately $7.9 million at the exchange rate at the time, and other capitalized costs of $2.4 million).  The additional property includes approximately 12 acres of potentially developable land (as well as non-developable land), and certain existing buildings.  Development of the property for DCVax manufacturing will require approval by the Planning Commission to re-classify the property, remove certain existing structures, and make certain site improvements, as well as Planning Commission approval of the intended use after re-classification, and Planning Commission approval of the specific designs and engineering. The Company plans to explore various structures and approaches for financing and/or development of the property that may enable the Company to withdraw its capital from the property.   The amount of development costs that the Company expects to incur in order to place this asset in service has not yet been quantified.

During the years ended December 31, 2015 and 2014, the Company capitalized $5.8 million and $11.5 million costs related to the UK Facility, respectively.

Depreciation expense was approximately $56,000 and $12,000 for the year ended December 31, 2015 and 2014, respectively.

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

The Senior Notes are due on August 15, 2017, and are not convertible during the first three months, unless the current stock price is greater than 150% of the conversion price. Thereafter, the Senior Notes are convertible at any time. Pursuant to a one-time potential price reset provision, the conversion price was reset from $7.30 per share to $6.60 per share. The initial investors had a 3-month right to purchase an additional 30% on the same terms and conditions as the initial purchase, but did not exercise it. The Company deposited approximately $2.6 million from the total proceeds in an escrow account.

The Company has remaining $1.2 million in escrowed interest payments as of December 31, 2015, which is sufficient to fund, when due, the total aggregate amount of the six scheduled semi-annual interest payments during the term of the notes, excluding additional interest, if any.

During the year ended December 31, 2015, $6.5 million of the 2014 Convertible Senior Notes were converted into common stock of the Company on the terms set forth in the agreement. Pursuant to the exchange, on the terms set forth in the Notes, the investors received 1,023,535 shares of the Company’s common stock, which includes accelerated interest. The Company also accelerated the remaining portion of deferred offering cost upon the conversion of the Senior Notes and recorded those amounts as additional interest expense.

The following table shows the details of interest expense related to 2014 Convertible Senior Notes for the years ended December 31, 2015 and 2014 (in thousands):

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

	For the years ended
	December 31,
	2015	2014
Contractual interest	$640	$321
Accelerated interest due to the conversion of convertible senior notes into common stock	763	-
Amortization of debt issuance costs	363	157
Accelerated amortization of debt issuance cost due to the conversion of convertible senior notes into common stock	302	-
Total interest expense on the convertible senior notes	$2,068	$478

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

Interest expense related to the February 13, 2015 and November 17, 2014 mortgage loans amounted to approximately $2.0 million and $0.2 million for the years ended December 31, 2015 and 2014, respectively, which included $1.4 million and $0.1 million related to the 12% coupon, and $0.6 million and $0.1 million related to the amortization of deferred offering financing costs on the mortgage loan.

Demand Loans

On October 8, 2015, Leslie J. Goldman, an officer of the Company, loaned the Company $400,000 pursuant to a Demand Promissory Note (the “Goldman Note”). The Goldman Note bore interest at the rate of 8% per annum, and was payable upon demand, with 7 days’ prior written notice by Mr. Goldman to the Company. The Goldman Note would also bear 35% warrant coverage on the repayment amount if the Note were not repaid within 30 days of issuance. On November 20, 2015, the Company made a payment of $403,858 to Mr. Goldman including the accrued interest related to the coupon amount. The Company issued 28,384 warrants with a 5 year term and exercise price of $4.98 to Mr. Goldman in connection with this transaction.

On October 22, 2015, Cognate loaned the Company $1,000,000 pursuant to a Demand Promissory Note (the “Cognate Note). The Cognate Note bore interest at the rate of 8% per annum, and was payable upon demand, with 7 days’ prior written notice by Cognate to the Company. On November 20, 2015, the Company repaid the Note with a payment of $1,009,644 to Cognate including the accrued interest.

Other Notes Payable

Notes payable consist of the following at December 31, 2015 and December 31, 2014:

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

	December 31,	December 31,
	2015	2014
Notes payable - current
12% unsecured originally due July 2011 - in dispute (1)	$934	$934
	934	934
Convertible notes payable, net - current
6% unsecured (2)	135	135
8% unsecured note due 2014	-	53
	135	188
Note payable
6% due on demand (3)	50	50
	50	50

Total notes payable, net	$1,119	$1,172

(1) This $0.934 million note, which was originally due in July 2011 is currently under dispute with the creditor as to the validity of the note payable balance, which the Company believes has already been paid in full and is not outstanding.

(2) This $0.135 million note as of December 31, 2015 consists of two separate 6% notes in the amounts of $0.110 million and $0.025 million. In regard to the $0.110 million note, the Company has made ongoing attempts to locate the creditor to repay or convert this note, but has been unable to locate the creditor to date. In regard to the $0.025 million note, the holder has elected to convert these notes into equity, the Company has delivered the applicable conversion documents to the holder, and the Company is waiting for the holder to execute and return the documents.

(3) This $0.050 million demand note as of December 31, 2015 is held by an officer of the Company. The holder has made no demand for payment, but reserves the right to make a demand at any time.

For the year ended December 31, 2014, the Company converted notes and relevant accrued interest of $0.2 million into approximately 0.07 million shares of common stock.

For the year ended December 31, 2014, the Company made a repayment of $0.02 million to one of the debt holders.

8. Net Loss per Share Applicable to Common Stockholders

Options, warrants, and convertible debt outstanding were all considered anti-dilutive for the years ended December 31, 2015, 2014 and 2013, due to net losses.

The following securities were not included in the diluted net loss per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the years ended
	December 31,
	2015	2014	2013
Common stock options	1,551	1,551	1,551
Common stock warrants - equity treatment	14,834	16,830	15,321
Common stock warrants - liability treatment	12,433	12,555	2,233
Convertible notes and accrued interest	1,763	2,479	127
Potentially dilutive securities	30,581	33,415	19,232

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

9. Related Party Transactions

a.	Cognate BioServices

The Company and Cognate BioServices entered into a DCVax-L Manufacturing Services Agreement and a DCVax-Direct Manufacturing Services Agreement, both effective January 17, 2014, and those Agreements followed and superseded Manufacturing Services Agreements in 2011 and 2007. The 2007 and 2011 Agreements had provided for baseline charges to the Company per month for dedicated manufacturing capacity, and the 2014 DCVax-L and DCVax-Direct Manufacturing Services Agreements also provide for such baseline charges. These minimum charges reflect the fact that the manufacturing suites and capacity that are going to be used for production of the Company’s DCVax products must be dedicated exclusively to the DCVax products and cannot be used to produce numerous different clients’ products in batches on a “campaign” basis, as is usually the case in contract manufacturing facilities. See description in Note 1 above. The capacity charges in the DCVax-L and DCVax-Direct Agreements entered into in January 2014 were increased in accordance with the expansion of DCVax-L and DCVax-Direct production needed for the Company’s growing programs and requested by the Company. The amount of production requested by the Company under the 2011 Agreement had greatly exceeded the maximum amount the Company had contracted for.

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

During 2014 and 2013, the Company paid a substantial portion of Cognate’s invoices in stock rather than cash. At December 31, 2015, 2014, the Company owed Cognate BioServices $5.5 million and $5.7 million, respectively, for unpaid invoices for services performed by Cognate BioServices (including manufacturing for both the Phase III and Phase I/II clinical trials, ongoing product and process development, expansion of several company programs and services related to expansion of manufacturing capacity).

During the years ended December 31, 2015, 2014 and 2013, the Company incurred non-cash equity based compensation (restricted common stock and warrants) related to Cognate BioServices of $40.8 million, $21.3 million and $0 million, respectively.

The fair value calculation of these shares was determined using the market price for unrestricted tradable shares. However the shares issued to Cognate BioServices were unregistered nontradable shares, and were also subject to multiple additional restrictions including affiliate restrictions, a 3-year vesting period and a 3-year Lock-up.  The equity compensation also included lock-up warrants (for the lock-up of Cognate shares) and most favored nation shares and warrants.

The Company incurred research and development costs related to Cognate BioServices of $78.5 million, $61.0 million, and $26.8 million for the years ended December 31, 2015, 2014 and 2013, respectively, as the Company launched and carried out its DCVax-Direct program, and expanded its DCVax-L program.

The Company issued 318,116 shares of common stock for services to Cognate’s designee in partial satisfaction of amounts owed to Cognate for manufacturing services, which resulted in compensation expense of $2.7 million for the year ended December 31, 2015.

On October 19, 2015, the Company issued 8,052,092 shares of common stock to Cognate which had been approved by the Board on November 12, 2014 and reported by the Company at that time, but had not yet been issued because all key terms were not finalized, to satisfy certain obligations for unpaid invoices for manufacturing and related services. On October 19, 2015, the terms of the award were finalized. The Company recorded a stock compensation expense of $38.8 million based on the fair value of the common stock on October 19, 2015, because all key terms for the shares were finalized. The fair value was determined based upon the market price of unrestricted tradable shares of the Company’s stock. However, the shares issued to Cognate were unregistered non-tradable shares that were subject to multiple restrictions, including affiliate trading restrictions and a 3-year Lock-up.

On October 19, 2015, the Company also approved the issuance of 3,812,555 warrants which had been approved by the Board on November 12, 2014 and publicly reported by the Company at that time and thereafter. The 3,812,555 warrants have not yet been issued, while the parties finalize certain key terms.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

On October 22, 2015, the Company issued 681,884 shares of common stock to Cognate to satisfy approximately $3.8 million of current obligations for unpaid invoices for manufacturing and related services by Cognate.

Cognate BioServices Accounts Payable Conversions and Inducement Charge

On July 31, 2013, Cognate BioServices, a related party supplier, agreed to convert an aggregate of $11.6 million of accounts payable into shares of the Company’s common stock (“Conversion Transaction”) at an initial conversion price of $4.00 per share, which resulted in the issuance of 2.9 million shares of common stock, subject to most favored nation treatment with respect to the terms provided to any other investors or creditors (including with respect to any warrants). The conversion shares were subject to a lock-up period of at least 18 months from the date of their issuance, which was extended to 36 months, on market based terms. Under the lock-up, the shares cannot be sold or traded on the market. The conversions and the lock-up terms are subject to most favored nation treatment with respect to the terms provided to any other investors or creditors (including with respect to any warrants).

During the year ended December 31, 2014, $16.8 million of accounts payable owed to Cognate BioServices was settled for 4.2 million shares and 2.2 million warrants. The non-cash inducement charge was $16.0 million related to these transactions. The inducement charge was based upon the market price for unrestricted tradable shares; however, the shares issued to Cognate were shares. In addition, the shares were also subject to multiple other restrictions, including affiliate restrictions and a 3-year Lock-up as described below. The fair value amounts used to determine the inducement charge did not take account of liquidity discounts relating to the nontradable restricted nature of the stock or the 3-year lock-up.

During the year ended December 31, 2013, $13.5 million of accounts payable owed to Cognate BioServices (including the July 31, 2013 transaction discussed above) was settled for 4.7 million shares and 2.4 million warrants. The inducement charge was based upon the market price for unrestricted tradable shares; however, the shares issued to Cognate were shares that were also subject to multiple other restrictions, including affiliate restrictions, and a 3-year Lock-up. The fair value amounts used to determine the inducement charge did not take account of any liquidity discounts relating to the nontradable restricted nature of the stock or the 3-year Lock-up.

The conversion shares are subject to a Lock-up period of 36 months from the date of their issuance. Under the Lock-up, the shares cannot be sold or traded. The fair value of the shares does not take account of any liquidity discounts related to the 36-month Lock-up period as such liquidity discount.

Inducement expense is calculated based upon the difference between the carrying value of the accounts payable and the fair value of the restricted stock and warrants on the date such shares and warrants are issued.

The Company classified the warrants as liabilities measured at fair value (with fair value determined as noted above), and re-measured the instruments at fair value each reporting period.

Cognate BioServices’ cash purchase of common stock

On June 30, 2014, Cognate BioServices purchased 562,500 shares of common stock and 281,250 warrants from the Company for proceeds of $2.3 million. The shares and warrants are subject to most favored nation treatment with respect to the terms (including in regards to warrants) provided to any other investors or creditors, including share issuances upon the exercise of previously issued derivative securities. The inducement charge was $2.4 million related to this transaction.

Demand Note

On October 22, 2015, Cognate loaned the Company $1,000,000 pursuant to a Demand Promissory Note (the “Cognate Note). The Cognate Note bore interest at the rate of 8% per annum, and was payable upon demand, with 7 days’ prior written notice by Cognate to the Company. The Cognate Note would also bear 35% warrant coverage on the repayment amount if the Note were not repaid within 30 days of issuance. On November 20, 2015, the Company repaid the Note with a payment of $1,009,644 to Cognate including the accrued interest.

Short term loans

In July 2013, Cognate provided $1.2 million to the Company from short term loan proceeds. This short term loan was repaid during the third quarter of 2013.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

"Short swing" profit rules under Section 16(b)

The Company and Cognate BioServices, an affiliate of the Company, conducted a review of the Company securities held by Cognate BioServices, the issuances to date, and any actions or transactions involving Company securities held by Cognate BioServices. In the course of the review, the parties noted that Cognate BioServices awarded some shares of Company stock that were owned by Cognate BioServices to two of Cognate BioServices’ managers, as part of the two managers’ compensation (the “Equity Awards”). The parties further noted that these Equity Awards may be deemed to be “dispositions” of those Company shares for purposes of Section 16(b) of the Securities Exchange Act of 1934 (“Section 16(b)”). Since the Equity Awards were made within six months of the time that various issuances of Company stock were made by the Company to Cognate BioServices in payment of accounts payable, as previously disclosed, the Equity Awards may be deemed to have resulted in “short swing” profits under Section 16(b).

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

To resolve any uncertainty regarding whether these transactions constituted dispositions that were subject to Section 16(b), during the fourth quarter of 2014, Cognate BioServices agreed to pay the Company $0.448 million, and that payment was settled to reduce the Company’s accounts payable balance. The Company believes that the payment by Cognate fully resolved the matters.

In April, 2015, a purported shareholder filed a complaint against the Company and Cognate in the District Court for the Southern District of New York.  The same plaintiff had previously filed such a complaint and then withdrew it to amend it.  The complaint sought to force disgorgement of a larger amount, which the plaintiff alleged was unknown but was estimated to be approximately $1.4 million, reduced by the payment already made.  The Company and Cognate disputed the plaintiff’s claim for further disgorgement, and filed an Answer denying such liability.

On September 23, 2015, the parties entered a Stipulation of Settlement for expediency, and filed it with the Court.  Under the terms of the Stipulation of Settlement, which is subject to the Court’s approval, the plaintiff shall dismiss the action with prejudice against Cognate and fully and finally release Cognate from all claims that were or could have been asserted in the action, and Cognate shall pay to the Company the amount of $500,000 less the attorney’s fees and expenses awarded by the Court to plaintiff’s counsel, which the parties have agreed to in the amount of $125,000.  In the event that the Court awards fees to plaintiff’s counsel in an amount less than $125,000, the settlement amount owed by Cognate to the Company shall increase by the amount of such diminution so that Cognate will pay $500,000 in total. The payment was received by the Company in January 2016.

On October 23, 2015, the plaintiff submitted to the Court an unopposed motion in support of the Stipulation of Settlement.  On December 2, 2015, the Court approved the parties’ proposed settlement.

b.	Toucan Capital and Toucan Partners

In March 2013, the Company received a short-term loan of $0.2 million from Toucan. The loan was repaid during the second quarter of 2013.

c.	Other Related Parties

In March 2013, the Company received a short-term loan of $0.2 million from an executive officer. The loan was repaid during the second quarter of 2013.

10. Stockholders’ Deficit

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

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

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

During the quarter ended June 30, 2015, the Company issued an aggregate of 723,422 shares of common stock from the exercise of warrants for total proceeds of $3.1 million. Of which 9,200 shares of common stock were related to extinguishment of warrant liabilities. The fair value of the warrant liabilities was $0.06 million on the date of exercise, which were recorded as a component of additional paid-in-capital.

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

During the quarter ended June 30, 2015, the Company issued an aggregate of 318,116 shares of common stock to Cognate’s designee in partial satisfaction of the 8.1 million shares that were approved by the Company’s Board in November 2014, and publicly reported at that time and thereafter, to satisfy certain payment obligations for unpaid invoices for manufacturing and related services, and certain anti-dilution obligations to Cognate under the most favored nation provisions in the Company’s agreements with Cognate, and were reported by the Company last November.

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

Fourth Quarter 2015

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

Additionally, in connection with the Woodford Financing, the Company issued 681,884 shares of common stock to Cognate, which were supposed to be registered tradable shares on the same terms as the Shares issued to Woodford, to satisfy $3.8 million of current obligations for unpaid invoices for manufacturing and related services by Cognate.

On October 19, 2015, the Company issued 8,052,092 shares of common stock to Cognate which had been approved by the Board on November 12, 2014 and reported by the Company at that time and thereafter, but had not yet been issued while the parties were finalizing certain terms,, to satisfy obligations for unpaid invoices for manufacturing and related services. As of December 31, 2015, the Company recorded a stock compensation expense of $38.8 million based on the fair value of the common stock on the issuance date. The fair value was determined based upon the market price of unrestricted tradable shares.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

On December 22, 2015, the Company entered into a Securities Purchase Agreement (the “Agreement”) with certain healthcare-focused institutional investors (the “Purchasers”), for a registered direct offering (the “Offering”) of 3,500,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at the purchase price of $3.60 per share, and warrants (the “Warrants”) to purchase an additional 1,750,000 shares of Common Stock at an exercise price of $4.50 per share (the “Warrant Shares”, collectively with the Common Stock and the Warrants, the “Securities”). The Warrants will become exercisable on the six month anniversary of issuance and expire five years thereafter. The Company and the Purchasers consummated the purchase and sale of the Securities (the “Closing”) on December 24, 2015 and the Company raised gross proceeds of $12.6 million and net proceeds of approximately $11.65 million, after deducting placement agent fees, attorneys’ fees and other expenses.

First Quarter 2014

During the quarter ended March 31, 2014, the Company issued in aggregate 238,496 shares of common stock in exchange for consulting services for which performance was complete. The fair value of the common stock recognized was $1.6 million.

On January 17, 2014, in connection with the four Cognate BioServices Agreements, the Company issued one-time initiation payments of 5,101,366 shares of common stock, subject to most favored nation treatment. The common stock is vesting over 36 months from the closing date. Stock-based compensation expense related to Cognate BioServices with respect to these shares was $8.7 million for the year ended December 31, 2014.

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

On June 30, 2014, the Company issued Cognate BioServices 562,500 shares of common stock and 281,250 warrants for proceeds of $2.3 million. The shares and warrants are subject to most favored nation treatment with respect to the terms (including in regard to warrants) provided to any other investors or creditors, including share issuances upon the exercise of previously issued derivative securities.

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

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

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

During the quarter ended June 30, 2014, the Company converted accounts payable due to Cognate BioServices of approximately $2.9 million into 727,291 shares of common stock and 363,646 warrants, subject to most favored nation treatment. The Company recorded $1.4 million of inducement expense associated with the issuance of the common shares. In addition, the Company issued warrants that were valued at $1.1 million at the date of issuance related to the conversion of accounts payable. Total inducement charge was $2.5 million.

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

During the quarter ended September 30, 2014, the Company converted accounts payable due to Cognate BioServices of approximately $7.9 million into 1,986,205 shares of common stock and 1.1 million warrants, subject to most favored nation treatment. The Company recorded $4.5 million of inducement expense associated with the issuance of the common shares. In addition, the warrants were valued at $3.8 million at the date of issuance, resulting in a total inducement charge for the quarter of $8.3 million.

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

During the quarter ended September 30, 2014, the Company issued 52,120 shares of common stock to multiple investors. However the cash proceeds of $0.3 million were received in 2012.

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

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

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

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

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

In November 2013, the Company entered into an underwriting agreement for a registered direct placement of $27.0 million of common stock at the closing market price of $4.80 per share. The Company issued 5,630,208 shares of common stock at $4.80 per share for gross proceeds of approximately $27.0 million. In connection with the offering, the Company issued warrants exercisable for 2,815,104 shares of common stock. The warrants have an exercise price of $6.00 per share and are exercisable beginning six months after closing, with a term of five years. The Company incurred offering costs amounting to $2.0 million in connection with this financing transaction. Net proceeds to the Company amounted to $25.0 million. The warrants have a five year term and the original exercise price was $6.00. The warrants contain “down round protection.” Accordingly, the Company allocated approximately $5.6 million of the proceeds received in this transaction to the warrant instruments, which have been recorded as a liability stated at fair value. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company's Consolidated Statements of Operations. The fair value of the warrants issued by the Company in connection with this transaction have been estimated using a Monte Carlo simulation.

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

Stock Purchase Warrants

The following is a summary of warrant activity for the year ended December 31, 2015, 2014 and 2013 (dollars in thousands, except per share data):

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

	Number of	Weighted Average
	Warrants	Exercise Price
Outstanding as of January 1, 2013	12,086	$6.18
Warrants issued for services	183	5.83
Warrants issued in connection with April 2013 registered direct offering	1,026	4.29
Warrants issued in connection with August 2013 registered direct offering	2,239	4.00
Warrants issued in connection with October 2013 registered direct offering	2,815	6.00
Warrants issued to placement agent in connection with April 2013 registered direct offering	128	4.29
Warrants issued in connection with conversion of Cognate accounts payable*	2,356	4.00
Warrants issued for extension of redeemable securities	126	5.01
Warrants exercised for cash	(179)	3.35
Warrants exercised on a cashless basis	(168)	5.60
Warrants expired and cancellation	(496)	12.07
Outstanding as of December 31, 2013	20,116	5.23
Warrants issued in connection with conversion of Cognate accounts payable*	2,226	4.00
Warrants issued to Cognate for services*	4,760	4.00
Warrants issued for services	17	6.33
Warrants issued in connection with common stock issued	150	5.00
Warrants exercised on a cashless basis	(73)	-
Warrants exercised for cash	(1,309)	3.63
Warrants issued to Cognate in connection with common stock issued for cash*	281	4.00
Over-allotment rights issued in connection with registered direct offering	2,273	7.50
Warrants issued to placement agent in connection with registered direct offering	113	8.25
Warrants issued in connection with registered direct offering	2,735	5.15
Warrants canceled	(2,273)	7.50
Warrants adjustment for prior period	419	6.43
Expired and canceled in fourth quarter 2014	(50)	8.29
Outstanding as of December 31, 2014	29,385	4.72
Warrants granted	1,953	4.51
Warrants exercised for cash	(1,678)	4.25
Warrants exercised on a cashless basis*	(304)	3.96
Warrant adjustment due to Cognate price reset	62	3.35
Warrants expired and cancellation	(2,431)	4.82
Adjustment related to prior issued warrants	280	4.41
Outstanding as of December 31, 2015 **	27,267	$4.40

*The warrants contain “down round protection” and the Company classifies these warrant instruments as liabilities at their fair value and adjusts the instruments to fair value at each reporting period.

** Approximately 14,323,003 warrants issued to Cognate, during the 8-year period from 2008 through 2015, with a weighted average exercise price and remaining contractual term of $3.3 and 4.0 years, respectively. The weighted average exercise price gives effect to adjustments related to the most favored nation clause in these warrants.

11. Commitments and Contingencies

On July 31, 2012, the Company entered into a non-cancelable operating lease for 7,097 square feet of office space in Bethesda, Maryland, which expires in March 2018. Rent expense for 2015 and 2014 amounted to $0.3 million and $0.3 million, respectively.

On October 28, 2013, the Company entered into a non-cancelable operating lease for 4,251 square feet of office space in Germany, which expires in December 2017.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

The Company’s future minimum lease payments are as follows as of December 31, 2015 (in thousands):

	Office Leases
	Germany	U.S.
2016	$67	$309
2017	67	318
2018	-	81
Total	$134	$708

Derivative and Class Action Litigation

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

On June 19, 2015, two of the purported shareholders filed a complaint purportedly suing on behalf of a class of similarly situated shareholders and derivatively on behalf of the Company in the Delaware Court of Chancery.  The lawsuit names Cognate BioServices, Inc., Toucan Partners, Toucan Capital Fund III, our CEO Linda Powers and the Company’s Board of Directors as defendants, and names the Company as a “nominal defendant” with respect to the derivative claims.  The complaint generally objects to certain transactions between the Company and Cognate and the Toucan entities, in which Cognate and the Toucan entities provided services and financing to the Company, or agreed to conversion of debts owed to them by the Company into equity.  The complaint seeks unspecified monetary relief for the Company and the plaintiffs, and various forms of equitable relief, including disgorgement of allegedly improper benefits, rescission of the challenged transactions, and an order forbidding similar transactions in the future.  On September 1, 2015, the Company and other named defendants filed motions to dismiss.  In response, the plaintiffs filed an amended complaint on November 6, 2015. The Company and the other named defendants filed motions to dismiss plaintiffs’ amended complaint on January 19, 2016. The Company intends to continue to vigorously defend the case.

On November 19, 2015, a third purported shareholder who had sought corporate books and records filed a complaint in the U.S. District Court for the District of Maryland, claiming to sue derivatively on behalf of the Company. The complaint names the Company’s Board of Directors, Toucan Capital Fund III, L.P., Toucan General II, LLC, Toucan Partners, LLC, and Cognate as defendants, and names the Company as a nominal defendant. The complaint claims that the plaintiff made a demand on the Company’s Board of Directors to commence an action against the Company’s directors and its CEO and that the plaintiff commenced the derivative action after not receiving a response to the demand letter within an allegedly “sufficient time.” The complaint further claims that the Company purportedly overcompensated Cognate and Toucan for certain services and loans in payments of stock, and that the Company’s CEO, Ms. Powers, benefited from these transactions with Cognate and Toucan, which she allegedly owns or controls. The complaint asserts that the alleged overpayments unjustly enriched Ms. Powers, Toucan, and Cognate. The Complaint also claims that the Company’s directors breached their fiduciary duties of loyalty and good faith to the Company by authorizing the payments to Cognate. Finally, the complaint claims that Ms. Powers, Cognate, and Toucan aided and abetted the directors’ breaches of fiduciary duties by causing the board to enter into the agreements with Cognate.

The plaintiff seeks an award of unspecified damages to the Company and seeks equitable remedies, including disgorgement by Ms. Powers, Toucan, and Cognate of the allegedly improper benefits received as a result of the disputed transactions. The plaintiff also seeks costs and disbursements associated with bringing suit, including attorneys’ fees and expert fees. On February 2, 2016, plaintiff and defendants filed a joint motion to stay the proceedings pending an investigation by a special committee of the Company’s Board of Directors into the allegations asserted in the demand letter and underlying the lawsuit. The Company intends to vigorously defend this case.

Class Action Securities Litigation

On August 26, 2015, a purported shareholder of the Company filed a putative class action complaint in the U.S. District Court for the District of Maryland.  The lawsuit names the Company and Ms. Powers as defendants.  On December 14, 2015, the court appointed two lead plaintiffs. The Lead Plaintiffs filed an amended complaint on February 12, 2016, purportedly on behalf of all of those who purchased common stock in NW Bio between January 13, 2014 and August 21, 2015. The amended complaint generally claims that the defendants violated Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 by making misleading statements and/or omissions on a variety of subjects, including the status and results of the Company’s DCVax trials.  The amended complaint seeks unspecified damages, attorneys’ fees, and costs. The Company intends to vigorously defend the case.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

Shareholder Books and Record Demand

On December 7, 2015, the Company received a letter on behalf of certain shareholders demanding to inspect certain corporate books and records pursuant to Section 220 of the Delaware General Corporation Law. The demand letter claimed that its purpose was to investigate allegedly improper transactions, misconduct, and mismanagement by directors and an officer of the Company; the possible breach of fiduciary duty by certain directors and officers of the Company; and the independence and disinterestedness of the Company’s board, to determine whether a pre-suit demand would be necessary before commencing any derivative action on behalf of the Company. The Company has appointed a special committee of its board consisting of independent and disinterested directors to conduct a comprehensive investigation into the allegations set forth in the demand letter, as well as the allegations asserted in the litigation summarized above. The Company also is in ongoing discussions with the shareholders demanding corporate books and records.

Section 16 Matters

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

In April, 2015, one of those purported individual shareholders filed a complaint against the Company and Cognate in the District Court for the Southern District of New York.  The same plaintiff had previously filed such a complaint and then withdrew it to amend it.  The complaint sought to force disgorgement of a larger amount, which the plaintiff alleged was unknown but was estimated to be approximately $1.4 million, reduced by the payment already made.  The Company and Cognate disputed the plaintiff’s claim for further disgorgement, and filed an Answer denying such liability.

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

On October 23, 2015, the plaintiff submitted to the Court an unopposed motion in support of the Stipulation of Settlement.  On December 2, 2015, the Court approved the parties’ proposed settlement.

12. Income Taxes

There was no income tax benefit attributable to net losses for 2015 and 2014. The difference between actual tax provisions and taxes computed by applying the corporate rate of 39.4% in 2015 and 2014, respectively, is primarily the result of establishing a valuation allowance on the Company’s deferred tax assets arising primarily from tax loss carry forwards.

The tax effects of temporary differences and tax loss and credit carry forwards that give rise to significant portions of deferred tax assets and liabilities at December 31, 2015 and 2014 are comprised of the following (in thousands):

	As of December 31, 2015	As of December 31, 2014

Deferred tax asset
Net operating loss carryforward	$180,927	$133,684
Research and development credit carry forwards	12,661	$9,911
Stock based compensation and other	24,759	26,510
Total deferred tax assets	218,347	170,105
Valuation Allowance	(218,347)	(170,105)
Deferred tax asset, net of allowance	$-	$-

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

The Company has identified the United States and Maryland, as significant tax jurisdiction.

At December 31, 2015, the Company had net operating loss carry forwards for income tax purposes of approximately $458.7 million and unused research and development tax credits of approximately $12.7 million available to offset future taxable income and income taxes, respectively, expiring in 2018 through 2034. The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the IRC has occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change. Any limitation may result in expiration of a portion of the NOL or research and development credit carryforwards before utilization. The tax years 2010 through 2015 remain open to examination by federal agencies and other jurisdictions in which the Company operates.

During 2015 the company reevaluated the pricing/deductibility of stock options granted and the value of warrants issued, resulting in the decrease in the potential future tax deduction from those instruments.

During 2015 the company has adjusted/reevaluated its R&D credit calculations, resulting in the decrease in the possible future credit against tax of $1.6 million.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. In case the deferred tax assets will not be realized in future periods, the Company has provided a valuation allowance for the full amount of the deferred tax assets at December 31, 2015 and 2014.

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

(dollars in thousands)

	For year ended December 31, 2015	For year ended December 31, 2014
Statutory federal income tax rate	34.0%	34.0%
State taxes, net of federal tax benefit	5.4%	5.4%
Other, net	5.8%	-0.4%
Research and development credits	2.6%	4.4%
Change in valuation allowance	-47.8%	-43.4%
Income tax provision (benefit)	0.0%	0.0%

	For year ended December 31, 2015	For year ended December 31, 2014
Federal
Current	$-	$-
Deferred	41,583	49,912
State
Current	-	-
Deferred	6,659	7,993
Change in valuation allowance	(48,242)	(57,905)
Income tax provision (benefit)	$-	$-

13. Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were reportable subsequent events to be disclosed.

Equity Financing

On February 29, 2016, the Company entered into a Securities Purchase Agreement (the “Agreement”) with certain institutional investors (the “Purchasers”), for a registered direct offering (the “Offering”) of 5,882,353 shares (the “Shares”) of the Company’s Common Stock at the purchase price of $1.70 per share, and Series A Warrants (the “Series A Warrants”) to purchase an additional 2,941,177 shares of Common Stock at an exercise price of $2.25 per share. The Series A Warrants will become exercisable on the six month anniversary of issuance and expire five years thereafter.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

In addition, the Company granted the Purchasers a sixty (60) day overallotment option in the form of Series B Warrants to purchase an additional 5,882,353 shares of Common Stock at an exercise price of $3.00 per share (the “Series B Warrants”. The Series B Warrants shall be exercisable immediately and expire within sixty (60) days. The Company and the Purchasers consummated the purchase and sale of the Securities on March 3, 2016 (the “Closing”) and the Company raised gross proceeds of $10 million and net proceeds of approximately $9,210,000, after deducting placement agent fees, attorneys’ fees and other expenses.

In a concurrent private placement, each Purchaser will also receive Series C Warrants (the “Series C Warrants”) to purchase up to 2,941,177 shares of Common Stock. The Series C Warrants vest and become exercisable only if, and to the extent that, the Series B Warrants held by such Purchaser are exercised on a basis of one-half share of Common Stock per each Series B Warrant exercised. The Series C Warrants have an exercise price of $4.00 per share, shall be exercisable on the six month anniversary of issuance and will expire five years thereafter..

14. Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for fiscal years 2015 and 2014. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented.

	First	Second	Third	Fourth
(in thousands, except per share data)	Quarter	Quarter	Quarter	Quarter
2015
Research grant and other	$194	$391	$291	$863
Operating expenses	$23,025	$39,245	$13,504	$52,249
Other income/(expense)	$(23,602)	$(27,991)	$35,828	$27,308
Net (loss)/income	$(46,433)	$(66,845)	$22,615	$(24,078)
Basic net (loss)/income per common share	$(0.67)	$(0.88)	$0.29	$(0.27)
Diluted net (loss)/income per common share	$(0.67)	$(0.88)	$0.25	$(0.27)

2014
Research grant and other	$-	$-	$582	$872
Operating expenses	$23,682	$25,427	$27,190	$26,298
Other income/(expense)	$(22,359)	$(438)	$5,565	$(17,259)
Net loss	$(46,041)	$(25,865)	$(21,043)	$(42,685)
Basic and diluted net loss per common share	$(0.88)	$(0.45)	$(0.35)	$(0.64)

