Form 10-K/A
period 2015-12-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2016-04-29
CIK 1072379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Large accelerated filer ☐	Accelerated filer ☒	Non- accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $244,870,374 on June 30, 2015.

As of April 29, 2016, the registrant had 101,740,440 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

In this Amendment No. 1 to the registrant’s Annual Report on Form 10-K/A, unless the context otherwise requires, “Northwest Biotherapeutics,” the “Company,” “we,” “us,” “our” and similar names refer to Northwest Biotherapeutics, Inc. DCVax® is a registered trademark of the Company.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our annual report on Form 10-K for the fiscal year ended December 31, 2015 (the “Original Filing” or “Form 10-K”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2016, solely to set forth information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K, because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Original Filing. This Amendment amends and restates in its entirety Item 9B of Part II, Items 10, 11, 12, 13 and 14 of Part III and Item 15 of Part IV of the Original Filing. Except as expressly set forth herein, this Amendment does not reflect events occurring after the date of the Original Filing or modify or update any of the other disclosures contained therein in any way other than as required to reflect the amendments discussed above. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the SEC.

i

PART II

Item 9B. Other Information.

On January 25, 2016, the Board of Directors of the Company appointed Susan B. Bayh and Ambassador J. Cofer Black to serve as members of the Board of Directors as Class I Directors.  There are no arrangements or understandings between Ms. Bayh, Ambassador Black or any other person pursuant to which Ms. Bayh or Ambassador Black were appointed as Class I Directors.  There are no transactions to which the Company is a party and in which either Ms. Bayh or Ambassador Black has a material interest that are required to be disclosed under Item 404(a) of Regulation S-K. The new director appointees will be compensated for their respective service on the Board of Directors in accordance with the Company’s director compensation policy and will be reimbursed for reasonable expenses incurred in connection with their respective service on the Board of Directors.

Please see Item 10 under Part III of this Amendment for a brief summary of the business experience of Ms. Bayh and Ambassador Black.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Our current directors are identified below.

Name	Age	Position
Linda F. Powers	60	Class III Director, Chairperson, Chief Executive Officer and President
Dr. Alton L. Boynton	71	Class I Director, Chief Scientific Officer
Robert A. Farmer	76	Class II Director
Dr. Navid Malik	47	Class III Director
Jerry Jasinowski	73	Class II Director
Susan B. Bayh	56	Class I Director
J. Cofer Black	66	Class I Director

Director Biographies

Linda F. Powers.  Ms. Powers has served as the Chairperson of our Board of Directors since her appointment on May 17, 2007 and Chief Executive Officer and President since June 8, 2011. Ms. Powers served as a managing director of Toucan Capital Fund II from 2001 to 2010, and Toucan Capital Fund III thereafter. She also has over 15 years’ experience in corporate finance and restructurings, mergers and acquisitions, joint ventures and intellectual property licensing. Ms. Powers is a Board member of M2GEN (an affiliate of Moffitt Cancer Center), the Chinese Biopharmaceutical Association, and the Rosalind Franklin Society. She was the Chair of the Maryland Stem Cell Research Commission for the first two years of the state’s stem cell funding program, and has served an additional four years on the Commission. Ms. Powers served for several years on a Steering Committee of the National Academy of Sciences, evaluating government research funding, and has been appointed to three Governors’ commissions created to determine how to build the respective states’ biotech and other high-tech industries. For more than six years, Ms. Powers taught an annual internal course at the National Institutes of Health for the bench scientists and technology transfer personnel on the development and commercialization of medical products. Ms. Powers serves on the boards of several private biotechnology companies. Ms. Powers holds a B.A. from Princeton University, where she graduated magna cum laude and Phi Beta Kappa. She also earned a J.D., magna cum laude, from Harvard Law School. We believe Ms. Powers’ background and experience make her well qualified to serve as a Director.

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

Robert A. Farmer. Mr. Farmer was appointed to the Board of Directors in December 2009. Mr. Farmer served as the national treasurer of four presidential campaigns, including those for John Kerry, Bill Clinton, Michael Dukakis and John Glenn. In these roles he led fundraising of over $800 million. He served under Ron Brown as treasurer of the Democratic National Committee, and served for eight years as treasurer of the Democratic Governors Association. President Clinton appointed Mr. Farmer as the United States Consul General to Bermuda, where he served from 1994 to 1999. Mr. Farmer also had a successful career as an entrepreneur, including building his own publishing company, which he sold in 1983. Mr. Farmer currently serves on the boards of directors of International Data Group, Dale Carnegie Associates, Sober Steering Sensors, LLC, Charlesbridge Publishing, and Haute Living. Mr. Farmer is a graduate of Dartmouth College and Harvard Law School. We believe Mr. Farmer’s background and experience, as well as his service on other boards of directors, make him well qualified to serve as a Director.

Dr. Navid Malik. Dr. Malik was appointed to the Board of Directors in April 2012. Dr. Malik was previously the Head of Life Sciences Research at Cenkos Securities Plc. in the U.K., an institutional stockbroking securities firm. Dr. Malik is currently the Head of Life Sciences Research at Cenkos Securities Plc. in the U.K., an independent specialist institutional securities firm. From September 2011 through January 2012, Dr. Malik was the Head of Life Sciences Research at Sanlam (Merchant Securities), a global financial services firm. Dr. Malik was Partner and Head of Life Sciences at Matrix Investment Banking Division, Matrix Group, a financial services firm in London, from December 2008 through September 2011. Dr. Malik was a Senior Pharmaceuticals and Biotechnology Analyst at Wimmer Financial LLP from September 2008 through December 2008, and was the Senior Life Sciences Analyst at Collins Stewart Plc from January 2005 through September 2008. In 2011, Dr. Malik was awarded two StarMine Awards (awarded each year by Thomson Reuters and the Financial Times): Number One Stock Picker in the European Pharmaceutical Sector, and Number Two Stock Picker in the U.K. and Ireland Healthcare Sector. Dr. Malik holds a Ph.D. in Drug Delivery within Pharmaceutical Sciences, as well as degrees in Biomedical Sciences Research (M.Sc.) and Biochemistry and Physiology (B.Sc., joint honors). Dr. Malik also holds an MBA in finance from the City University Business School, London. We believe that Dr. Malik’s extensive experience in the life sciences fields and investment banking sector make him well qualified to serve as a Director.

Jerry Jasinowski. Mr. Jasinowski was appointed to the Board of Directors in April 2012. Mr. Jasinowski retired in 2007. Mr. Jasinowski currently serves on the Boards of Procurian and the Washington Tennis and Education Foundation and has held directorships in several other companies since 1990. From 2004 through 2007, Mr. Jasinowski served as the President of the Manufacturing Institute, an organization dedicated to improving and expanding manufacturing in the United States, of which he was a founder. Mr. Jasinowski was also the President and CEO of the National Association of Manufacturers, a trade association with 13,000 corporate members from 1990 to 2004. Mr. Jasinowski holds an A.B. in Economics from Indiana University and an M.A. in Economics from Columbia University. We believe that Mr. Jasinowski’s extensive experience across a wide range of manufacturing, technology, and financial firms, including Fortune 1000 and Fortune 500 companies, make him well qualified to serve as a Director.

Susan B. Bayh. Ms. Bayh was appointed to the Board of Directors in January 2016. Ms. Bayh brings 25 years of experience related to the pharmaceutical and biotech industries, including in immunotherapies for cancer. Ms. Bayh previously served as in-house counsel for Eli Lilly’s Pharmaceutical Division, and currently holds directorships at the following companies: Emmis Communications, Inc., a NASDAQ-listed radio and media company (1994-present) and Dendreon Corp., a NASDAQ-listed company focusing on prostate cancer (2003-present). Further, Ms. Bayh previously held directorships during the past five years at the following companies: Anthem Inc. (previously known as Wellpoint, Inc.), a NYSE-listed health insurance company (1998-2013); Curis, Inc., a NASDAQ-listed biotech company focusing on oncology (2000-2013); and Dyax, Inc., a NASDAQ-listed biotech company focused on hereditary angioedema (2003-2012). Ms. Bayh currently serves as a member of the Dean’s Council of Indiana University School of Public and Environmental Affairs, and is a guest lecturer on corporate governance issues at the Wharton School at the University of Pennsylvania. From 1994 until 2001, Ms. Bayh served as US Commissioner on behalf of the U.S. State Department to the International Joint Commission between the United States and Canada. Ms. Bayh also served as First Lady of Indiana from 1988-1996 during her husband’s (Evan Bayh) term as Governor of Indiana, and was involved in various philanthropic efforts including the Indiana Literacy Foundation. Ms. Bayh is licensed to practice law in the State of Indiana and the District of Columbia. She received a B.S. from the University of California at Berkeley in 1981 and a J.D. from the University of Southern California Law School in 1984. We believe Ms. Bayh’s background and experience make her well qualified to serve as a Director.

J. Cofer Black. Ambassador Black was appointed to the Board of Directors in January 2016. Ambassador Black is an internationally renowned U.S. government leader and expert in cybersecurity, counterterrorism and national security. Since 2009, he has served as Vice President for Global Operations at Blackbird Raytheon Technologies, a division of Raytheon Company, a NYSE-listed security company. From 2004 until 2008, he provided strategic guidance and business development as Vice Chairman of Blackwater Worldwide and as Chairman of Total Intelligence Solutions. During 2002–2005, he was appointed by the President of the United States to serve as the Ambassador, Coordinator for Counterterrorism, reporting directly to the Secretary of State for developing, coordinating and implementing American counterterrorism policy. Prior to his role as Ambassador, he served a 28-year career in the Central Intelligence Agency, reaching Senior Intelligence Service (SIS-4) level as Director, Counterterrorist Center (D/CTC), where he managed 1,300 professional personnel and an annual operational budget of more than one billion dollars. Ambassador Black is experienced representing the United States at the Head of State level, managing media as a diplomatic spokesperson and in public speaking as keynote speaker both as a senior U.S. Government official and business leader. Ambassador Black has received numerous awards and recognitions throughout his career, including the Distinguished Intelligence Medal (the CIA’s highest award for achievement). Ambassador Black received a B.A. in International Affairs from the University of Southern California in 1973 and a M.A. in International Affairs for the University of Southern California in 1974. We believe Ambassador Black’s background and experience make him well qualified to serve as a Director.

Executive Officers

Our current executive officers are identified below.

Name	Age	Position
Linda F. Powers	60	Chief Executive Officer and President
Alton L. Boynton, Ph.D.	71	Class I Director, Chief Scientific Officer
Leslie J. Goldman	71	Senior Vice President, Business Development
Marnix L. Bosch, Ph.D.	57	Chief Technical Officer

Linda F. Powers. Please see “Director Biographies” above.

Alton L. Boynton, Ph.D. Please see “Director Biographies” above.

Leslie J. Goldman joined us as Senior Vice President, Business Development in June 2011. Prior to joining us, Mr. Goldman was a partner at the law firm of Skadden, Arps for over 30 years, specializing in a wide array of advanced technologies and their commercialization.    Mr. Goldman also serves as an advisor to a number of other technology companies. In addition, for eight years, Mr. Goldman served as Chairman of the Board of a group of TV stations in four mid-size cities across the country. Mr. Goldman received a B.A. from the University of Michigan in 1967 and a J.D. from the University of Michigan in 1970.

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

Corporate Governance

Director Independence

Our Board of Directors has undertaken a review of the independence of our directors and has determined that a majority of the Board consists of members who are currently “independent” as that term is defined within the meaning of Section 5605(a)(2) of the NASDAQ Marketplace Rules. The Board of Directors considers Messrs. Farmer, Malik and Jasinowski, Ambassador Black and Ms. Bayh to be independent.

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

Compensation Committee

The Compensation Committee is responsible for determining the overall compensation levels of our executive officers and administering our equity compensation plans. The Board has adopted a written charter for the Compensation Committee and its current members are Messrs. Farmer, Malik and Jasinowski. The Compensation Committee does not delegate its authority pursuant to its written charter. The Board has determined that all of the members are “independent” under the current listing standards of NASDAQ.

Nominations Committee

The Nominations Committee is responsible for assisting the Board of Directors in, among other things, effecting Board organization, membership and function, including: identifying qualified Board nominees; and effecting the organization, membership and function of Board committees, including composition and recommendation of qualified candidates. The Nominations Committee shall identify and evaluate the qualifications of all candidates for nomination for election as directors. Potential nominees are identified by the Board of Directors based on the criteria, skills and qualifications that have been recognized by the Nominations Committee. While our nomination policy does not prescribe specific diversity standards, the Nominations Committee and its independent members seek to identify nominees that have a variety of perspectives, professional experience, education, difference in viewpoints and skills, and personal qualities that will result in a well-rounded Board of Directors.

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

Information Regarding Meetings of the Board and Committees

The business of our Company is under the general oversight of our Board, as provided by the laws of Delaware and our bylaws. During the fiscal year ended December 31, 2015, the Board met more than 20 times and also conducted business by written consent. The Audit Committee met more than 4 times. Each person who was a director during 2015 attended at least 75% of the Board meetings. We do not have a formal written policy with respect to Board members’ attendance at our annual meeting of stockholders. Three of our directors attended the 2015 annual meeting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our stock, or Reporting Persons, to file with the SEC initial reports of ownership and changes in ownership of our stock. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on our review of the copies of such reports received, we believe that during our fiscal year ended December 31, 2015 all Reporting Persons timely complied with all applicable filing requirements. Cognate BioServices, Inc., an affiliate of the Company, did not timely file certain Form 4 filings in connection with its acquisition or disposition of our securities.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Compensation Philosophy and Objectives

The Company’s compensation philosophy is to assure that the Company’s compensation and benefits policies attract and retain the key employees necessary to support the Company’s growth and success, both operationally and strategically, and to motivate the executives to achieve short- and long-term goals with the ultimate objective of creating sustainable improvements in stockholder value. This principle guides the design and administration of compensation and benefits programs for the Company’s Named Executive Officers, other executives and the general workforce.

Elements of Compensation

Base Salary. All full time Named Executive Officers are paid a base salary. Base salaries for our executives are established based on the scope of their responsibilities, professional qualifications, academic background and the other elements of the executive’s compensation, including equity-based compensation. Base salaries are reviewed at least annually, and may be increased to align salaries with market levels after taking into account the subjective evaluation previously described.

Bonuses. All full time Named Executive Officers are eligible for bonuses from time to time, on a case by case basis, based on Company and/or individual performance considerations and/or on retention considerations.

Equity Incentive Compensation. We believe that long-term performance is achieved through an ownership culture participated in by our Named Executive Officers through the use of stock-based awards. The Company maintains an incentive compensation plan for such awards. No awards have been granted recently under the plan, but such awards are expected to be made in due course. The Board of Directors does not have a pre-determined formula for deciding the equity awards to be made.

Determination of Compensation

The Company’s executive compensation program for the Named Executive Officers is administered by the Board of Directors’ Compensation Committee. As described above, the Compensation Committee consists of three independent directors, all of whom have considerable experience in executive compensation issues and management development. As also described above, the Compensation Committee operates under a written charter adopted by the Board of Directors.

The Compensation Committee continues to examine and refine our compensation philosophy, objectives and strategy throughout the fiscal year. The Compensation Committee’s guiding principle is to assure that the Company’s compensation and benefits policies attract and retain the key employees necessary to support the Company’s growth and success, both operationally and strategically, and to motivate the executives to achieve short- and long-term goals with the ultimate objective of creating sustainable improvements in stockholder value. This principle guides the design and administration of compensation and benefits programs for the Company’s Named Executive Officers, other executives and the general workforce.

Director Compensation

The following table sets forth certain information concerning compensation paid or accrued to our non-executive directors for the year ended December 31, 2015.

Name	Year	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Robert A. Farmer	2015	$150,000	$-	$150,000
Dr. Navid Malik	2015	$150,000	$-	$150,000
Jerry Jasinowski	2015	$150,000	$-	$150,000

Executive Compensation

Summary Compensation Table

The following table sets forth certain information concerning compensation paid or accrued to our executive officers, referred to as our Named Executive Officers, during the years ended December 31, 2015, 2014 and 2013.

Name and Principal Position	Year	Salary ($)	Bonus (S)	Option Awards ($)	Total ($)

Linda F. Powers	2015	$500,000	$-	$-	$500,000
Chairperson, President	2014	$500,000	$-	$-	$500,000
& Chief Executive Officer	2013	$360,000	$-	$-	$360,000

Alton L. Boynton, Ph.D.	2015	$325,000	$-	$-	$325,000
Chief Scientific Officer and	2014	$325,000	$-	$-	$325,000
Secretary	2013	$295,685	$-	$-	$295,685

Leslie Goldman	2015	$375,000	$-	$-	$375,000
Senior Vice President,	2014	$375,000	$50,000	$-	$425,000
Business Development	2013	$348,000	$-	$-	$348,000

Marnix L. Bosch, Ph.D.	2015	$375,000	$-	$-	$375,000
Chief Technical Officer	2014	$375,000	$50,000	$-	$425,000
	2013	$325,181	$-	$-	$325,181

Grants of Plan-Based Awards

The Company has an equity compensation plan for employees, directors and others, the Amended and Restated 2007 Stock Plan, which was approved by shareholders at the Company’s 2013 Annual Meeting of Stockholders, and amended and restated a prior equity compensation plan. The Company has not issued any recent awards under the amended plan, but such awards are expected to be made in due course.

Outstanding Equity Awards at Fiscal Year-End

The following table shows outstanding stock option awards classified as exercisable and un-exercisable as of December 31, 2015.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Linda F. Powers	592,500	(1)	296,250	—	10.56	6/21/2018	—	—	—	—
Chief Executive Officer and President

Alton Boynton	93,750	(2)	55,000	—	10.56	6/21/2018	—	—	—	—
Chief Scientific Officer and Secretary	126	(5)	—	—	21.60	2/18/2016	—	—	—	—
	89,428	(6)	—	—	8.80	8/20/2022	—	—	—	—

Leslie Goldman	93,535	(3)	46,875	—	10.56	6/21/2018	—	—	—	—
Senior Vice President, Business Development

Marnix Bosch	93,846	(4)	73,750	—	10.56	6/21/2018	—	—	—	—
Chief Technical Officer	209	(7)	—	—	21.60	2/18/2016	—	—	—	—
	338	(7)	—	—	28.80	12/1/2016	—	—	—	—
	31,770	(8)	21,355	—	11.20	6/23/2022	—	—	—	—
	15,625	(9)	—	—	8.80	8/20/2022	—	—	—	—

(1)	In conjunction with the employment agreement entered into between us and Ms. Powers on June 8, 2011, and in recognition of Ms. Powers’ service to our Company while serving as Chair during the preceding four years, we granted Ms. Powers an option to purchase 870,637 shares of our stock with an exercise price of $10.56 per share. One-third of the options vested on the grant date, and upon vesting became subject to a lock-up which extended to the earlier of 18 months or our reaching the primary endpoint of our GBM brain cancer clinical trial. One-third of the options vested in equal monthly portions over the term of the employment agreement. The remaining one-third will vest in portions tied to material milestones in multiple programs, if and to the extent those milestones are achieved, or may vest in the Board’s discretion.
(2)	In conjunction with the employment agreement entered into between us and Dr. Boynton on June 8, 2011, we issued Dr. Boynton an option to purchase 145,162 shares of our stock with an exercise price of $10.56 per share. 86,035 options vested on the grant date. 7,500 options vested in equal monthly portions over the term of the employment agreement. The remaining 51,627 options will vest in portions tied to material milestones in multiple programs, if and to the extent those milestones are achieved, or may vest in the Board’s discretion.
(3)	In conjunction with the employment agreement entered into between us and Mr. Goldman on June 8, 2011, we issued Mr. Goldman an option to purchase 137,750 shares of our stock with an exercise price of $10.56 per share. One-third of the options vested on the grant date, and upon vesting became subject to a lock-up which extended to the earlier of 18 months or our reaching the primary endpoint of our GBM brain cancer clinical trial. One-third vested in equal monthly portions over the term of the employment agreement. The remaining one-third will vest in portions tied to material milestones in multiple programs, if and to the extent those milestones are achieved, or may vest in the Board’s discretion.
(4)	In conjunction with the employment agreement entered into between us and Dr. Bosch on June 8, 2011, we issued Dr. Bosch an option to purchase 145,473 shares of our stock with an exercise price of $10.56 per share. 51,971 options vested on the grant date. 7,500 options vested in equal monthly portions over the term of the employment agreement. The remaining 51,627 options will vest in portions tied to material milestones in multiple programs, if and to the extent those milestones are achieved, or may vest in the Board’s discretion.
(5)	These options were granted under the 1999 Plan, the 2001 Plan and under Dr. Boynton’s previous employment agreement. Each of these option grants vests over a four-year period, subject to acceleration in the case of certain events. One-fourth of each option grant vests on the first anniversary of the grant date and the remaining three-fourths of each grant vests in equal monthly installments over the remaining three year vesting period.
(6)	This option was granted under the 2007 Stock Option Plan. The options were granted August 21, 2009 and vested over a one year period and are exercisable over a 10 year period from issuance at a price of $8.80 per share.
(7)	These options were granted under the 1999 Plan and the 2001 Plan. Each of these option grants vested over a four-year period. One-fourth of each option grant vested on the first anniversary of the grant date and the remaining three-fourths of each grant vested in equal monthly installments over the remaining three year vesting period.
(8)	These options were granted under the 2007 Stock Option Plan. 1,250 options vested each month until May 31, 2013. In addition, 6,250 options vest upon each of Swiss Approval, full Enrollment in Phase II Glioblastoma Multiforme clinical study and FDA approval of NDA.
(9)	This option was granted under the 2007 Stock Option Plan. This option grant vested over the balance of 2009 with 7,813 vesting on the grant date and the remainder vesting on December 31, 2009.

Pension Benefits

Our Named Executive Officers received no benefits in fiscal 2015 from the Company under defined pension or defined contribution plans.

Non-Qualified Deferred Compensation

Our Named Executive Officers received no benefits in fiscal 2015 from the Company under non-qualified deferred compensation plans.

Employment Agreements

The Company entered into employment agreements with its Named Executive Officers in 2011. Those agreements have expired and the Company intends to enter into new employment agreements with its executives.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table presents information regarding the beneficial ownership of our common stock as of April 29, 2016, by:

•	each person, or group of affiliated persons, who is known by us to own beneficially 5% or more of any class of our equity securities;
•	our directors and nominees for director;
•	each of our named executive officers, as defined in Item 402(a)(3) of Regulation S-K; and
•	our directors and executive officers as a group.

In order to determine the beneficial ownership by a given person as set forth in the table below, the fully diluted shares, options and warrants held by the person are deemed held by that person and counted in addition to their issued and outstanding shares. However, for all other persons, only the actual issued and outstanding shares they hold are counted. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days of April 29, 2016, are deemed outstanding and held by the holder of such options or warrants, in addition to all issued and outstanding shares held by such person, for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and the entities named in the table have voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws, if any. The table below is based upon the information supplied by our executive officers, directors and principal stockholders and from Schedules 13D and 13G filed with the SEC.

Except as otherwise noted, the address of the individuals in the following table is c/o Northwest Biotherapeutics, Inc., 4800 Montgomery Lane, Suite 800, Bethesda, MD 20814.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage (1)

Officers and Directors
Alton L. Boynton, Ph.D. (2)	195,367	*	%
Marnix L. Bosch, Ph.D., M.B.A. (3)	151,381	*	%
Linda F. Powers (4)	50,129,904	42.10%
Robert A. Farmer (5)	174,139	*	%
Leslie Goldman (6)	504,285	*	%
Dr. Navid Malik	10,000	*	%
Jerry Jasinowski (7)	134,573	*	%
All executive officers and directors as a group (7 persons)	51,299,649	42.81%

5% Security Holders

Cognate BioServices, Inc. (8) 4600 East Shelby Drive, Suite 108, Memphis, TN	40,640,966	35.59%

Woodford Investment Management LLP (9) 9400 Garsington Road Oxford OX4 2NH, UK	25,915,937	25.47%

*	Less than 1%.
(1)	Percentage represents beneficial ownership percentage of common stock calculated in accordance with SEC rules and does not equate to voting percentages. Based upon 101,740,440 shares of common stock issued and outstanding as of April 29, 2016.
(2)	Consists of (i) 12,189 shares held by Dr. Boynton and (ii) 183,178 shares of common stock underlying options that are currently exercisable.
(3)	Consists of (i) 9,802 shares held by Dr. Bosch and (ii) 141,579 shares of common stock underlying options that are currently exercisable.
(4)	Consists of (i) 1,572,200 shares held by Ms. Powers; (ii) 592,500 shares of common stock underlying currently exercisable options held by Ms. Powers; (iii) 804,145 shares of common stock held by Toucan Capital Fund III, L.P.; (iv) 1.732,246 shares of common stock underlying currently exercisable warrants held by Toucan Capital; (v) 2,211,784 shares of common stock held by Toucan Partners, LLC; (vi) 1,505,739 shares of common stock underlying currently exercisable warrants held by Toucan Partners; (vii) 12,645,996 shares of common stock underlying warrants held by Cognate Bioservices, Inc.; and (viii) 28,200,732 shares of common stock held by Cognate Bioservices, Inc. Ms. Powers has voting and dispositive power over the securities owned by the Toucan entities and Cognate Bioservices, Inc.
(5)	Consists of (i) 135,417 shares held by Mr. Farmer and (ii) 38,722 shares of common stock underlying currently exercisable warrants.
(6)	Consists of (i) 172,742 shares held by Mr. Goldman, (ii) 238,008 shares of common stock underlying currently exercisable warrants, and (iii) 93,535 shares of common stock underlying currently exercisable options.
(7)	Consists of (i) 79,317 shares held by Mr. Jasinowski and (ii) 55,256 shares of common stock underlying currently exercisable warrants.
(8)	Consists of (i) 28,200,732 shares of common stock and (ii) 12,440,234 shares of common stock underlying currently exercisable warrants. Linda Powers holds the voting and dispositive power over the shares held by Cognate BioServices, Inc.
(9)	Upon information and belief, Neil Woodford holds the voting and dispositive power over the shares held by Woodford Investment Management LLP

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Cognate BioServices

The Company and Cognate BioServices, an affiliate of the Company, entered into a DCVax-L Manufacturing Services Agreement, a DCVax-Direct Manufacturing Services Agreement, an Ancillary Services Agreement and a Manufacturing Expansion Agreement, each effective as of January 17, 2014, and those agreements followed and superseded Manufacturing Services Agreements in 2011 and 2007. Those agreements and the Company’s payments and stock issuances to Cognate, as well as vesting, lock-up and other restrictions on the shares, accounts payable to Cognate, and loans made by Cognate to the Company, are described in Note 9 of the financial statements included in the Original Filing. Such footnote also describes the settlement of a short swing profit claim by Cognate.

Review, approval or ratification of transactions with related persons

With respect to reviewing and approving related-party transactions, the Board reviews related-party transactions for potential conflicts of interests or other improprieties as well as for reasonableness. Under SEC rules, related-party transactions are those transactions to which we are or may be a party in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors or executive officers or any other related person had or will have a direct or indirect material interest, excluding, among other things, compensation arrangements with respect to employment or board membership. Any transactions with officers, directors or 5% stockholders are on market-based terms, and are approved by a majority of our independent and disinterested directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Marcum LLP

Marcum LLP was engaged in 2013 and served as our independent public accounting firm for the fiscal years ended December 31, 2015 and 2014.

Audit Fees

The aggregate fees billed and unbilled of the fiscal year ended December 31, 2015 and 2014 for professional services rendered by Marcum for the audit of our annual financial statements, the review of our financial statements included in our quarterly reports on Form 10-Q and consultations and consents were approximately $538,000 and $536,000, respectively.

Audit-Related Fees

There were no fees billed in the fiscal year ended December 31, 2015 and 2014 for assurance and related services rendered by Marcum related to the performance of the audit or review of our financial statements.

Tax and Other Fees

There were no fees billed in the fiscal year ended December 31, 2015 and 2014 for professional services rendered by Marcum for tax related services or other fees.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal accountants on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal accountants. Our Audit Committee pre-approves these services by category and service. Our Audit Committee pre-approved all of the services provided by our principal accountants during the fiscal years ended December 31, 2015, 2014 and 2013.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The Exhibits listed below are identified by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Seventh Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.1 filed with the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1(File No. 333-134320) on July 17, 2006)
3.2	Third Amended and Restated Bylaws of the Company (incorporated by reference to exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K on June 22, 2007)
3.3	Amendment to Seventh Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.2 filed with the Registrant’s Current Report on Form 8-K on June 22, 2007)
3.5	Amendment to Seventh Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q on May 21, 2012)
3.6	Amendment to Seventh Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K on September 26, 2012).
3.7	Amendment to Third Amended and Restated Bylaws of the Company (incorporated by reference to exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K on December 11, 2012)
4.1	Form of common stock certificate (incorporated by reference to exhibit 4.1 filed with the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-67350) on November 14, 2001)
4.2	Form of Warrant Agency Agreement by and between Northwest Biopharmaceuticals, Inc. and Computershare Trust Company, N.A. and Form of Warrant Certificate (incorporated by reference to Exhibit 4.2 filed with the Registrant’s Form S-1 on December 4, 2012).
10.4	Form of Loan Agreement and 10% Convertible, Promissory Note between the Company and Toucan Partners, LLC (incorporated by reference to exhibit 10.4 filed with the Registrant’s Form 10-K on April 17, 2007)
10.5	Second Amended and Restated Investor Rights Agreement dated June 22, 2007 between the Company and Toucan Capital Fund II, LLP (incorporated by reference to exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K on June 22, 2007)
10.6	Warrant to purchase securities of the Company dated July 26, 2005 issued to Toucan Capital Fund II, L.P (incorporated by reference to exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K on August 1, 2005)
10.7	Warrant to purchase securities of the Company dated September 7, 2005 issued to Toucan Capital Fund II, L.P (incorporated by reference to exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K on September 9, 2005)
10.8	Amended Form of Warrant to purchase securities of the Company dated November 14, 2005 and April 17, 2006, as amended April 14, 2007, issued to Toucan Partners, LLC (incorporated by reference to exhibit 10.21 filed with the Registrant’s Form 10-K on April 17, 2007)
10.9	Form of Warrant to purchase securities of the Company dated April 14, 2007 issued to Toucan Partners, LLC (incorporated by reference to exhibit 10.22 filed with the Registrant’s Form 10-K on April 17, 2007)
10.10	Loan Agreement and 10% Convertible Promissory Note in the principal amount of $100,000 between the Company and Toucan Partners, LLC, dated April 27, 2007 (incorporated by reference to exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on May 3, 2007)
10.11	Warrant to purchase securities of the Company issued to Toucan Partners, LLC, dated April 27, 2007 (incorporated by reference to exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K on May 3, 2007)
10.12	Form of Toucan Partners Loan Agreement and 10% Convertible Note, dated as of June 1, 2007 (incorporated by reference to exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on June 7, 2007)
10.13	Form of Toucan Partners Warrant, dated as of June 1, 2007 (incorporated by reference to exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K on June 7, 2007)
10.14	Amended and Restated Warrant to purchase Series A Preferred Stock issued to Toucan Capital Fund II, L.P., dated as of June 1, 2007 (incorporated by reference to exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K on June 7, 2007)
10.15	Warrant to purchase Series A-1 Preferred Stock issued to Toucan Capital Fund II, L.P., dated as of June 1, 2007 (incorporated by reference to exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K on June 7, 2007)
10.16	Warrant to purchase Series A-1 Preferred Stock issued to Toucan Capital Fund II, L.P., dated as of June 1, 2007 (incorporated by reference to exhibit 10.5 filed with the Registrant’s Current Report on Form 8-K on June 7, 2007)
10.17	Northwest Biotherapeutics, Inc. $225,000 Demand Note dated June 13, 2007 (incorporated by reference to exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on June 18, 2007)
10.18	Conversion Agreement dated June 15, 2007 and effective June 22, 2007 between the Company and Toucan Capital Fund II, LLP (incorporated by reference to exhibit 10.1filed with the Registrant’s Current Report on Form 8-K on June 22, 2007)
10.19*	Services Agreement between Cognate BioServices, Inc. and Northwest Biotherapeutics dated April 1, 2011 (incorporated by reference to exhibit 10.19 filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-182470 on June 29, 2012)

Exhibit Number	Description
10.20	1998 Stock Option Plan (incorporated by reference to exhibit 10.15 filed with the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-67350) on November 14, 2001)
10.21	1999 Executive Stock Option Plan (incorporated by reference to exhibit 10.16 filed with the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-67350) on November 14, 2001)
10.22	2001 Stock Option Plan (incorporated by reference to exhibit 10.17 filed with the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-67350) on November 14, 2001)
10.23	2001 Nonemployee Director Stock Incentive Plan (incorporated by reference to exhibit 10.18 filed with the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-67350) on November 14, 2001)
10.24	Employee Stock Purchase Plan (incorporated by reference to exhibit 10.19 filed with the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-67350) on November 14, 2001)
10.25	Form of Stock Option Agreement under the 2007 Stock Option Plan (incorporated by reference to exhibit 10.2 filed with the Registrant’s Registration Statement on Form S-8 on November 21, 2007)
10.26	Loan Agreement and Promissory Note, dated May 6, 2008 between the Company and Al Rajhi Holdings WLL (incorporated by reference to exhibit 4.5 filed with the Registrant’s Current Report on Form 8-K on May 15, 2008)
10.27	Loan Agreement and Promissory Note, dated August 19, 2008 between the Company and Toucan Partners LLC (incorporated by reference to exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q on August 19, 2008)
10.28	Loan Agreement and Promissory Note, dated October 1, 2008 between the Company and SDS Capital Group SPC, Ltd (incorporated by reference to exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q on November 19, 2008)
10.29	Warrant, dated October 1, 2008, between the Company and SDS Capital Group SPC, Ltd (incorporated by reference to exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q on November 19, 2008)
10.30	Loan Agreement and Promissory Note, dated October 21, 2008, between the Company and SDS Capital Group SPC, Ltd (incorporated by reference to exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q on November 19, 2008)
10.31	Form of Loan Agreement and Promissory Note, between the Company and a Group of Private Investors (incorporated by reference to exhibit 10.5 filed with the Registrant’s Quarterly Report on Form 10-Q on November 19, 2008)
10.32	Form of Warrant, between the Company and SDS Capital Group SPC. Ltd and a Group of Private Investors (incorporated by reference to exhibit 10.6 filed with the Registrant’s Quarterly Report on Form 10-Q on November 19, 2008)
10.33	Loan Agreement and Promissory Note, dated December 22, 2008, between the Company and Toucan Partners LLC (incorporated by reference to exhibit 10.62 filed with the Registrant’s Form 10-K on April 15, 2009)
10.34	Form of Warrant, dated December 22, 2008, between the Company and Toucan Partners LLC (incorporated by reference to exhibit 10.63 filed with the Registrant’s Form 10-K on April 15, 2009)
10.35	Form of Securities Purchase Agreement, by and among the Company and Al Rajhi Holdings (incorporated by reference to exhibit 10.64 filed with the Registrant’s Form 10-K on April 15, 2009)
10.36	Securities Purchase Agreement, by and among the Company and a Group of Equity Investors (incorporated by reference to exhibit 10.65 filed with the Registrant’s Form 10-K on April 15, 2009)
10.37	Form of Warrant, between the Company and a Group of Equity Investors (incorporated by reference to exhibit 10.66 filed with the Registrant’s Form 10-K on April 15, 2009)
10.38	Form of Loan Agreement and Promissory Note, dated March 27 2009, between the Company and a Group of Private Lenders (incorporated by reference to exhibit 10.67 filed with the Registrant’s Form 10-K on April 15, 2009)
10.39	Amended and Restated Northwest Biotherapeutics, Inc. 2007 Stock Option Plan (incorporated by reference to Schedule 14A filed on December 3, 2013)
10.40	DC Vax ®-L Manufacturing and Services Agreement between the Company and Cognate BioServices, Inc. dated January 17, 2014 (incorporated by reference to Exhibit 10.40 filed with the Company’s Quarterly Report on Form 10-Q on May 15, 2014).
10.41	DC Vax ®-L Direct Manufacturing and Services Agreement between the Company and Cognate BioServices, Inc. dated January 17, 2014 (incorporated by reference to Exhibit 10.41 filed with the Company’s Quarterly Report on Form 10-Q on May 15, 2014).
10.42	Ancillary Services Agreement between the Company and Cognate BioServices, Inc. dated January 17, 2014 (incorporated by reference to Exhibit 10.42 filed with the Company’s Quarterly Report on Form 10-Q on May 15, 2014).
10.43	Manufacturing Expansion Service Agreement between the Company and Cognate BioServices, Inc. dated January 17, 2014 (incorporated by reference to Exhibit 10.43 filed with the Company’s Quarterly Report on Form 10-Q on May 15, 2014).
10.44	Form of Warrant between the Company and H.C. Wainwright & Co., LLC dated April 9, 2014 (incorporated by reference to Exhibit 4.1 filed with the Company’s Quarterly Report on Form 10-Q on May 15, 2014).

Exhibit Number	Description
10.45	Securities Purchase Agreement between the Company and certain investors dated April 9, 2014 (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on April 14, 2014)
10.46	Placement Agreement between the Company and H.C. Wainwright & Co., LLC (incorporated by reference as Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on April 14, 2014)
10.47	Form of Purchase Agreement for 5.00% Convertible Senior Notes between the Company and certain investors dated August 13, 2014 (incorporated by reference as Exhibit 1.1 filed with the Company’s Current Report on Form 8-K on August 19, 2014.)
10.48	Form of Indenture between the Company and The Bank of New York Mellon, as Trustee, dated August 19, 2014 (incorporated by reference as Exhibit 4.1 filed with the Company’s Current Report on Form 8-K on August 25, 2014.)
10.49	Pledge and Escrow between the Company and The Bank of New York Mellon, as Trustee, dated August 19, 2014 (incorporated by reference as Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on August 25, 2014.)
10.50	Form of Warrant between the Company and certain investors (incorporated by reference as Exhibit 4.1 filed with the Company’s Current Report on Form 8-K on October 10, 2014.)
10.51	Stock Purchase, Amendment and Issuance Agreement dated October 6, 2014 (incorporated by reference as Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on October 10, 2014.)
10.52	Amendment to Engagement Letter between the Company H.C. Wainwright & Co., LLC dated October 6, 2014 (incorporated by reference as Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on October 10, 2014.)
10.53	Securities Purchase Agreement dated December 22, 2015 by and between Northwest Biotherapeutics, Inc. and certain purchasers (incorporated by reference as Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on December 29, 2015.)
10.54	Form of Warrant between the Company and certain investors (incorporated by reference as Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on December 29, 2015).
10.55	Engagement Agreement, dated November 16, 2015, by and between Northwest Biotherapeutics, Inc. and H.C. Wainwright & Co., as placement agent purchasers (incorporated by reference as Exhibit 10.3 filed with the Company’s Current Report on Form 8-K on December 29, 2015).
10.55	Amendment to Engagement Agreement, dated December 22, 2015, by and between Northwest Biotherapeutics, Inc. and H.C. Wainwright & Co., as placement agent (incorporated by reference as Exhibit 10.4 filed with the Company’s Current Report on Form 8-K on December 29, 2015).
10.56	Form of Securities Purchase Agreement dated February 29, 2016 by and between Northwest Biotherapeutics, Inc. and certain purchasers (incorporated by reference as Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on March 3, 2016).
10.57	Form of Warrant between the Company and certain investors (incorporated by reference as Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on March 3, 2016).
10.58	Engagement Agreement, dated February 29, 2016, by and between Northwest Biotherapeutics, Inc. and H.C. Wainwright & Co., LLC, as placement agent (incorporated by reference as Exhibit 10.3 filed with the Company’s Current Report on Form 8-K on March 3, 2016).
21.1	Subsidiaries of the Registrant (incorporated by reference as Exhibit 21.1 filed with the Company’s Annual Report on Form 10-K, filed with the Commission on March 16, 2016)
31.1	Certification of the Principal Executive and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Principal Executive and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document (incorporated by reference as Exhibit 101.INS filed with the Company’s Annual Report on Form 10-K, filed with the Commission on March 16, 2016).
101.SCH	XBRL Schema Document (incorporated by reference as Exhibit 101.SCH filed with the Company’s Annual Report on Form 10-K, filed with the Commission on March 16, 2016).
101.CAL	XBRL Calculation Linkbase Document (incorporated by reference as Exhibit 101.CAL filed with the Company’s Annual Report on Form 10-K, filed with the Commission on March 16, 2016).
101.DEF	XBRL Definition Linkbase Document (incorporated by reference as Exhibit 101.DEF filed with the Company’s Annual Report on Form 10-K, filed with the Commission on March 16, 2016).
101.LAB	XBRL Label Linkbase Document (incorporated by reference as Exhibit 101.LAB filed with the Company’s Annual Report on Form 10-K, filed with the Commission on March 16, 2016).
101.PRE	XBRL Presentation Linkbase Document(incorporated by reference as Exhibit 101.PRE filed with the Company’s Annual Report on Form 10-K, filed with the Commission on March 16, 2016).

*	Confidential information in this exhibit has been omitted and filed separately with the SEC pursuant to a confidential treatment request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC.

Date: April 29, 2016	By:	/s/ Linda F. Powers
Linda F. Powers
Chief Executive Officer and President (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Linda F. Powers	Chief Executive Officer and President (Principal	April 29, 2016
Linda F. Powers	Executive Officer and Principal Financial
and Accounting Officer)

/s/ Alton L. Boynton	Director	April 29, 2016
Alton L. Boynton

/s/ Robert A. Farmer	Director	April 29, 2016
Robert A. Farmer

/s/ Navid Malik	Director	April 29, 2016
Dr. Navid Malik

/s/ Jerry Jasinowski	Director	April 29, 2016
Jerry Jasinowski

/s/ Susan B. Bayh	Director	April 29, 2016
Susan B. Bayh

/s/ J. Cofer Black	Director	April 29, 2016
J. Cofer Black