Form 10-Q
period 2016-03-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2016-05-11
CIK 1072379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 6, 2016, the total number of shares of common stock, par value $0.001 per share, outstanding was 101,740,440.

NORTHWEST BIOTHERAPEUTICS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$11,688	$21,813
Restricted cash - interest payments held in escrow	746	886
Prepaid expenses and other current assets	1,065	1,402
Total current assets	13,499	24,101

Non-current assets:
Property, plant and equipment, net	48,360	46,157
Restricted cash - interest payments held in escrow, net of current portion	214	349
Other assets	153	190
Total non-current assets	48,727	46,696

Total assets	$62,226	$70,797

COMMITMENTS AND CONTINGENCIES

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,726	$11,721
Accounts payable to related party	6,366	5,455
Accrued expenses (includes related party of $12 and $11 as of March 31, 2016 and December 31, 2015, respectively)	1,189	1,309
Convertible notes, net (includes related party note of $50 as of March 31, 2016 and December 31, 2015)	185	185
Note payable - in dispute	934	934
Mortgage loan (net of deferred financing cost of $321 and $468 as of March 31, 2016 and December 31, 2015, respectively)	10,950	11,144
Environmental remediation liability	6,200	6,200
Shares payable to related party	8,799	-
Derivative liability	14,457	27,982
Total current liabilities	57,806	64,930

Non-current liabilities:
Convertible note (net of deferred financing cost of $387 and $457 as of March 31, 2016 and December 31, 2015, respectively)	10,613	10,543
Total non-current liabilities	10,613	10,543

Total liabilities	68,419	75,473

Commitments and Contingencies

Stockholders' equity (deficit):
Preferred stock ($0.001 par value); 40,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	-	-
Common stock ($0.001 par value); 450,000,000 shares authorized; 101,740,440 and 95,858,087 shares issued and outstanding as of March 31, 2016 and December 31, 2014, respectively	102	96
Additional paid-in capital	634,696	630,613
Accumulated deficit	(641,368)	(635,262)
Accumulated other comprehensive gain (loss)	377	(123)
Total stockholders' equity (deficit)	(6,193)	(4,676)
Total liabilities and stockholders' equity (deficit)	$62,226	$70,797

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	For the three months ended
	March 31,
	2016	2015
Revenues:
Research grant and other	$236	$194
Total revenues	236	194
Operating costs and expenses:
Research and development	13,440	19,625
General and administrative	4,275	3,400
Total operating costs and expenses	17,715	23,025
Loss from operations	(17,479)	(22,831)
Other income (expense):
Change in fair value of derivative liability	13,525	(23,158)
Interest expense	(718)	(793)
Foreign currency transaction (loss) gain	(1,434)	349
Net loss	$(6,106)	$(46,433)

Net loss per share applicable to common stockholders - basic and diluted	$(0.06)	$(0.67)

Weighted average shares used in computing basic and diluted loss per share	97,688	69,406

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	For the three months ended
	March 31,
	2016	2015
Net loss	$(6,106)	$(46,433)
Other comprehensive income (loss)
Foreign currency translation adjustment	500	(68)
Total comprehensive loss	$(5,606)	$(46,501)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Cumulative Translation	Total Stockholders
	Shares	Par value	Capital	Deficit	Adjustment	Equity (Deficit)
Balance January 1, 2016	95,858	$96	$630,613	$(635,262)	$(123)	$(4,676)
Issuance of common stock and warrants for cash in a registered direct offering	5,882	6	9,994	-	-	10,000
Offering cost related to registered direct offering	-	-	(756)	-	-	(756)
Shares payment due to Cognate BioServices	-	-	(5,155)	-	-	(5,155)
Net loss	-	-	-	(6,106)	-	(6,106)
Cumulative translation adjustment	-	-	-	-	500	500
Balance at March 31, 2016	101,740	$102	$634,696	$(641,368)	$377	$(6,193)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the three months ended
	March 31,
	2016	2015
Cash Flows from Operating Activities:
Net Loss	$(6,106)	$(46,433)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	13	3
Amortization of deferred financing cost	209	234
Change in fair value of derivatives	(13,525)	23,158
Accrued interest converted to common stock	-	(349)
Stock issued to Cognate BioServices under Cognate Agreements	3,644	6,359
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	337	(279)
Accounts payable and accrued expenses	(3,116)	(378)
Related party accounts payable and accrued expenses	912	103
Other non-current assets	37	-
Net cash used in operating activities	(17,595)	(17,582)
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(2,683)	(1,133)
Funding of escrow - convertible notes	275	-
Net cash used in investing activities	(2,408)	(1,133)
Cash Flows from Financing Activities:
Proceeds from mortgage loan	-	4,997
Deferred offering cost related to mortgage loan	-	(138)
Proceeds from issuance of common stock and warrants in a registered direct offering	10,000	-
Offering cost related to registered direct offering	(756)	-
Proceeds from exercise of warrants	-	3,651
Net cash provided by financing activities	9,244	8,510
Effect of exchange rate changes on cash and cash equivalents	634	(15)
Net decrease in cash and cash equivalents	(10,125)	(10,220)

Cash and cash equivalents at beginning of year	21,813	13,390
Cash and cash equivalents at end of year	$11,688	$3,170

Supplemental disclosure of cash flow information
Interest payments on mortgage loan	$(334)	$(307)
Interest payments on senior convertible notes	$(275)	$(428)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

(in thousands)

	For the three months ended
	March 31,
	2016	2015
Supplemental schedule of non-cash investing and financing activities:
Accrued Exit Fee incurred from mortgage loan	$-	$50
Cashless warrant exercise on warrant liability	$-	$520
Increase in accounts payable related to UK property	$-	$257
Interest payment on convertible note from escrow	$-	$428
Redeemable security settlement	$-	$299

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

2. Liquidity and Financial Condition

For the three months ended March 31, 2016 and 2015, we recognized a net loss of $6.1 million and a net loss of $46.4 million, respectively.

During the three months ended March 31, 2016, the Company used approximately $17.6 million of cash in its operating activities. These cash outflows included substantial amounts of accrued costs relating to periods of higher activity and expenditures in the Company’s Phase III clinical trial which have subsequently been reduced, and included substantial amounts of legal costs which the Company anticipates may be subject to reimbursement under the Company’s insurance, with further legal expenses going forward being covered by insurance directly. The Company had cash and cash equivalents of $11.7 million and a working capital deficiency (cash and non-cash liabilities combined) of approximately $44.3 million at March 31, 2016 (with $14.5 million of the $44.3 million deficit comprised of non-cash derivative liabilities and $6.2 million comprised of projected potential future liability for future environmental costs). The Company owes an aggregate of $6.4 million of trade liabilities and convertible notes to related parties.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of March 31, 2016, condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015, condensed consolidated statements of comprehensive loss for the three months ended March 31, 2016 and 2015, condensed consolidated statement of stockholders’ equity (deficit) for the three months ended March 31, 2016, and the condensed consolidated statements of cash flows for the three months ended March 31, 2016 and 2015 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months ended March 31, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016 or for any future interim period. The condensed consolidated balance sheet at March 31, 2016 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2015, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on March 16, 2016.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Warrant Liability

The Company accounts for certain common stock warrants outstanding as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company's statements of operations. The fair value of the warrants issued by the Company in connection the Conversion Transaction has been estimated using a Monte Carlo simulation.

Environmental Remediation Liabilities

The Company records environmental remediation liabilities for properties acquired. The environmental remediation liabilities are initially recorded at fair value. The liability is reduced for actual costs incurred in connection with the clean-up activities for each property. Upon completion of the clean-up, the environmental remediation liability is adjusted to equal the fair value of the remaining operation, maintenance and monitoring activities to be performed for the property. The amount of the liability resulting from the completion of the clean-up, if any, would be included in other income (expense). As of March 31, 2016, the Company estimated that the total environmental remediation costs associated with the purchase of the UK Facility will be approximately $6.2 million. This is a projected potential future cost. No such environmental costs have been incurred to date and none are currently pending. Contamination clean-up costs that improve the property from its original acquisition state will be capitalized as part of the property’s overall development costs. The Company engaged a third party specialist to conduct certain surveys of the condition of the property which included, among other things, a preliminary analysis of potential environmental remediation exposures. The Company determined, based on information contained in the specialist’s report, that it would be required to estimate the fair value of an unconditional obligation to remediate specific ground contamination at an estimated fair value of approximately $6.2 million. The Company computed the fair value of this obligation using a probability weighted approach that measures the likelihood of the following two potential outcomes: (i) a higher probability requirement of erecting a protective barrier around the affected area at an estimated cost of approximately $4.5 million, and (ii) a lower probability requirement of having to excavate the affected area at an estimated cost of approximately $32.0 million. The Company’s estimate is preliminary and therefore subject to change as further studies are conducted, and as additional facts come to the Company’s attention. Environmental remediation efforts are complex, technical and subject to various uncertainties. Accordingly, it is at least reasonably possible that any changes in the Company’s estimate could materially differ from the management’s preliminary assessment discussed herein.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

During the three months ended March 31, 2016, the Company recorded $0.5 million of foreign currency translation gain primarily due to the strengthening of the U.S. dollar relative to the euro and British pound sterling.

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

Research and Development Costs

Research and development costs are charged to operations as incurred and consist primarily of clinical trial costs, related party manufacturing costs, consulting costs, contract research and development costs, clinical site costs and compensation costs.

For the three months ended March 31, 2016 and 2015, the Company recognized research and development costs of $13.4 million and $19.6 million, respectively.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2015 Annual Report.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recent Accounting Pronouncements

In January 2016, FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements; and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 will be effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2016-01 will have on its condensed consolidated financial statements and related disclosures.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard will be effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the impact that ASU 2016-02 will have on its condensed consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The amendment is to simplify several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in ASU 2016-09 are effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently assessing the impact of ASU 2016-09 on its condensed consolidated financial statements and related disclosures.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4. Fair Value Measurements

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of March 31, 2016 and December 31, 2015 (in thousands):

Fair value measured at March 31, 2016
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	March 31, 2016	(Level 1)	(Level 2)	(Level 3)
Derivative liability	$14,457	$-	$-	$14,457

Fair value measured at December 31, 2015
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Derivative liability	$27,982	$-	$-	$27,982

There were no transfers between Level 1, 2 or 3 during the three-month period ended March 31, 2016.

The following table presents changes in Level 3 liabilities measured at fair value for the three-month period ended March 31, 2016. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

Warrant
Liability
Balance - January 1, 2016	$27,982
Change in fair value	(13,525)
Balance – March 31, 2016	$14,457

The Company’s warrant liabilities are measured at fair value using the Monte Carlo simulation valuation methodology. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy for the three months ended March 31, 2016 is as follows:

Date of valuation	January 1, 2016	March 31, 2016
Strike price	$3.49	$2.38
Volatility (annual)	86.9%	85.9%
Risk-free rate	1.3%	0.9%
Contractual term (years)	3.1	3.0
Dividend yield (per share)	0%	0%

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5. Property, Plant and Equipment

Property and equipment consist of the following at March 31, 2016 and December 31, 2015 (in thousands):

	March 31,	December 31,
	2016	2015
Leasehold improvements	$69	$69
Office furniture and equipment	25	25
Computer equipment and software	602	597
UK property acquisition, construction and estimated environmental liability	47,893	45,681

	48,589	46,373
Less: accumulated depreciation	(229)	(216)
	$48,360	$46,157

Depreciation expense was approximately $13,000 and $3,000 for the three months ended March 31, 2016 and 2015.

6. Notes Payable

2014 Convertible Senior Notes

The Company has Convertible Senior Notes of $10.6 million, net of $0.4 million deferred offering cost as of March 31, 2016 with an interest rate of 5% and conversion price of $6.60. The Company has remaining $1.0 million in escrowed interest payments, which is sufficient to fund, when due, the total aggregate amount of the six scheduled semi-annual interest payments during the remaining term of the notes, excluding additional interest, if any.

The following table shows the details of interest expenses related to 2014 Convertible Senior Notes for the three months ended March 31, 2016 and 2015, respectively (in thousands):

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	For the three months ended
	March 31,
	2016	2015
Contractual interest	$137	$216
Amortization of debt issuance costs	70	105
Total interest expense on the convertible senior notes	$207	$321

Mortgage Loan

The Company has two 12% mortgage loans that are secured by the UK facility with principal of $11.3 million, net of deferred financing costs of $0.3 million. $4.7 million of the mortgage loans are due in August 2016 and the remainder in November 2016.

Interest expense was approximately $0.4 million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively, which includes $0.1 million amortization of deferred offering financing costs in both periods.

Other Notes Payable

Notes payable consist of the following at March 31, 2016 and December 31, 2015 (in thousands):

	March 31,	December 31,
	2016	2015
Notes payable – current
12% unsecured originally due July 2011 - in dispute (1)	$934	$934
	934	934
Convertible notes payable, net - current
6% unsecured (2)	135	135
	135	135
Note payable
6% due on demand (3)	50	50
	50	50

Total notes payable, net	$1,119	$1,119

(1) This $0.934 million note, which was originally due in July 2011 is currently under dispute with the creditor as to the validity of the note payable balance, which the Company believes has already been paid in full and is not outstanding.

(2) This $0.135 million note as of March 31, 2016 consists of two separate 6% notes in the amounts of $0.110 million and $0.025 million. In regard to the $0.110 million note, the Company has made ongoing attempts to locate the creditor to repay or convert this note, but has been unable to locate the creditor to date. In regard to the $0.025 million note, the holder has elected to convert these notes into equity, the Company has delivered the applicable conversion documents to the holder, and the Company is waiting for the holder to execute and return the documents.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(3) This $0.050 million demand note as of March 31, 2016 is held by an officer of the Company. The holder has made no demand for payment, but reserves the right to make a demand at any time.

7. Net Loss per Share Applicable to Common Stockholders

Options, warrants, and convertible debt outstanding were all considered anti-dilutive for the three months ended March 31, 2016, and 2015, due to net losses.

The following securities were not included in the diluted net loss per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the three months ended
	March 31,
	2016	2015
Common stock options	1,551	1,551
Common stock warrants - equity treatment	26,876	15,830
Common stock warrants - liability treatment	15,839	12,500
Convertible notes and accrued interest	1,743	2,797
Potentially dilutive securities	46,009	32,678

8. Related Party Transactions

Cognate BioServices, Inc.

Cognate Expenses and Accounts Payable

At March 31, 2016 and December 31, 2015, the Company owed Cognate $6.4 million and $5.5 million, respectively, for unpaid invoices for manufacturing and related services.

Overall, for the three months ended March 31, 2016 and 2015, the Company incurred research and development costs (cash and non-cash) related to Cognate BioServices of $11.2 million and $14.7 million, respectively, relating to the DCVax-L and DCVax-Direct programs, product and process development work and preparations for upcoming Phase II trials.

Share Based Payments

The Company recorded $5.2 million of income and $6.4 million of expense for the three-month period ended March 31, 2016 or 2015, respectively, for stock based payment expense to Cognate for the applicable pro rata portion of the ongoing 3-year vesting of the one-time initiation payments under Manufacturing and Services Agreement that were entered into in January 2014. The fair value calculation of these shares was determined using the market price for tradable shares.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Shares payable to related party – most favored nation provision

The shares and warrants previously issued to Cognate in partial payment of invoices for manufacturing services continue to be under a 3-year lock-up, which has been in place since January 2014, preventing Cognate from selling them. If the Company enters into a transaction with other investors or creditors during this lock-up period on more favorable terms than Cognate received, the Company has an ongoing obligation to conform the terms of Cognate’s shares and warrants to the same terms as the other investors or creditors, under a most favored nation provision.

On March 3, 2016, the Company entered into a financing under which it sold 5.9 million common shares and 12.1 million Series A, B and C warrants to unrelated investors on terms more favorable than the existing terms of Cognate’s shares. The sale of common shares had an effective price of $1.7, which triggered a most favored nation obligation which would result in an obligation to issue 6.0 million shares to Cognate. However, these shares have not been issued, and the Company is in active negotiations with Cognate seeking to modify these arrangements.

While these negotiations are ongoing, the Company has accrued $8.8 million to represent shares payable to related parties on the condensed consolidated balance sheet based upon the closing stock price as of March 31, 2016 to recognize the contractual provision of the most favored nation clause.

9. Stockholders’ Equity (Deficit)

Common Stock Issuances

First Quarter 2016

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

In addition, the Company granted the Purchasers a sixty (60) day overallotment option in the form of Series B Warrants to purchase an additional 5,882,353 shares of Common Stock at an exercise price of $3.00 per share (the “Series B Warrants”). The Series B Warrants was exercisable immediately and was to expire within sixty (60) days. However, on May 2, 2016, the Company and the investors agreed to extend this warrant exercise period by twenty-one (21) days, from May 2 to May 23, 2016. The Company and the Purchasers consummated the purchase and sale of the Securities on March 3, 2016 (the “Closing”) and the Company raised gross proceeds of $10 million and net proceeds of approximately $9.2 million, after deducting placement agent fees, attorneys’ fees and other expenses. Subsequent to the reporting period, the Series B Warrants were extended an additional twenty-one (21) days to May 23, 2016.

In a concurrent private placement, each Purchaser will also receive Series C Warrants (the “Series C Warrants”) to purchase up to 2,941,177 shares of Common Stock. The Series C Warrants vest and become exercisable only if, and to the extent that, the Series B Warrants held by such Purchaser are exercised. The Series C warrants will be issuable and exercisable for one-half share of Common Stock per each Series B Warrant exercised. The Series C Warrants have an exercise price of $4.00 per share, shall be exercisable on the six-month anniversary of issuance and will expire five years thereafter.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In connection with the Offering and the concurrent private placement, the Company engaged H.C. Wainwright & Co., LLC (the “Placement Agent”) to act as its exclusive placement agent. The Company agreed to pay the Placement Agent a cash placement fee equal to 7% of the aggregate purchase price for the common stock sold in the registered offering. The Placement Agent will also receive Common Stock purchase warrants (the “Compensation Warrants”) to purchase up to 294,118 shares of Common Stock, or 5% of the aggregate number of shares of common Stock sold in the registered offering, at an exercise price of $2.125, or 125% of the public offering price per share in the registered offering, which are exercisable six months following issuance and terminate on February 29, 2021.

Stock Purchase Warrants

The following is a summary of warrant activity for the three months ended March 31, 2016 (in thousands, except per share data):

	Number of	Weighted Average
	Warrants	Exercise Price
Outstanding as of December 31, 2015	27,267,441	$4.40
Warrants granted in a registered direct offering	12,058,825	3.04
Additional warrants owed to Cognate as part of reset	3,405,671	1.70
Warrants expired and cancelled	(16,791)	11.86
Outstanding as of March 31, 2016	42,715,146	$3.53

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

10. Contingencies

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

On June 19, 2015, two of the purported shareholders filed a complaint purportedly suing on behalf of a class of similarly situated shareholders and derivatively on behalf of the Company in the Delaware Court of Chancery.  The lawsuit names Cognate BioServices, Inc., Toucan Partners, Toucan Capital Fund III, our CEO Linda Powers and the Company’s Board of Directors as defendants, and names the Company as a “nominal defendant” with respect to the derivative claims.  The complaint generally objects to certain transactions between the Company and Cognate and the Toucan entities, in which Cognate and the Toucan entities provided services and financing to the Company, or agreed to conversion of debts owed to them by the Company into equity.  The complaint seeks unspecified monetary relief for the Company and the plaintiffs, and various forms of equitable relief, including disgorgement of allegedly improper benefits, rescission of the challenged transactions, and an order forbidding similar transactions in the future.  On September 1, 2015, the Company and other named defendants filed motions to dismiss.  In response, the plaintiffs filed an amended complaint on November 6, 2015. The Company and the other named defendants filed motions to dismiss plaintiffs’ amended complaint on January 19, 2016. The plaintiffs filed an answering brief in opposition to the motion to dismiss on April 4, 2016. The Company intends to continue to vigorously defend the case.

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

Class Action Securities Litigation

On August 26, 2015, a purported shareholder of the Company filed a putative class action complaint in the U.S. District Court for the District of Maryland.  The lawsuit names the Company and Ms. Powers as defendants.  On December 14, 2015, the court appointed two lead plaintiffs. The Lead Plaintiffs filed an amended complaint on February 12, 2016, purportedly on behalf of all of those who purchased common stock in NW Bio between January 13, 2014 and August 21, 2015. The amended complaint generally claims that the defendants violated Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 by making misleading statements and/or omissions on a variety of subjects, including the status and results of the Company’s DCVax trials.  The amended complaint seeks unspecified damages, attorneys’ fees, and costs. The Company and Ms. Powers filed a motion to dismiss plaintiffs’ amended complaint on April 12, 2016.  The Company intends to vigorously defend the case.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

11. Subsequent Events

As the Company previously reported on Form 8-K, on April 26, 2016, the Company received a letter (the “Letter”) from the staff of The NASDAQ Stock Market LLC (“Nasdaq”) indicating that the Nasdaq Staff had reviewed certain stock issuances by the Company to Cognate BioServices, Inc. (“Cognate”), and had determined that those issuances did not comply with Nasdaq Rules 5635(c) and (d). The Letter has no immediate effect on the listing of the Company’s common stock. The Letter allows the Company until June 10, 2016 to submit a remediation plan to regain compliance with Nasdaq’s rules 5635(c) and (d). If the plan is accepted, Nasdaq can allow up to 6 months from the date of the Letter for the Company to evidence compliance with these rules.

The Company intends to take the appropriate steps to address the issues raised by the Nasdaq Staff as quickly as possible and is already in discussions with the Nasdaq Staff about two approaches to remediation. The Company intends to submit a remediation plan to Nasdaq promptly for its approval.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements included with this report. In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words “believe,” “expect,” “intend,” “anticipate,” and similar expressions are used to identify forward-looking statements, but some forward-looking statements are expressed differently. Many factors could affect our actual results, including those factors described under “Risk Factors” in our Form 10-K for the year ended December 31, 2015 and in Part II Item 1A of this report. These factors, among others, could cause results to differ materially from those presently anticipated by us. You should not place undue reliance on these forward-looking statements.

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

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2015. Our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

Operating costs:

Operating costs and expenses consist primarily of research and development expenses, including clinical trial expenses which increase when we are actively participating in clinical trials and are especially high when we are in a large ongoing international Phase III trial (as we now are), as well as preparing for multiple Phase II trials. Such costs have increased and will continue to increase as we expand and accelerate these programs, and bring on additional clinical trial programs and additional intellectual property development, and general and administrative expenses. Such expenses will also increase as we undertake preparations for eventual commercialization, which involves extensive work for process optimization, validation and scale-up. The associated administrative expenses also increase as such operating activities grow.

Research and development expense was $13.4 million for the three months ended March 31, 2016 versus $19.6 million for the three months ended March 31, 2015.

Our operating costs include ongoing development work relating to our DCVax products and their manufacturing, such as the development, testing and optimization of different product preparations and methods, the design, engineering, sourcing, production, testing, modification and validation of manufacturing automation systems, disposable sets to be used with the manufacturing automation systems, and manufacturing processes, product ingredients, product release assays, and other matters, as well as development of standard operating procedures (SOPs), batch production records, and other necessary materials.

Our operating costs also include the costs of expansion of our clinical trial programs including the Phase III trial in the US, UK, Germany and Canada (with DCVax-L for brain cancer), early access programs in Europe, and preparations for multiple Phase II trials. The preparation costs include product and process development, upfront payments to the clinical trial sites and the CROs managing the trials and other service providers, and legal, regulatory and expert expenses related to regulatory approvals, institutional approvals and clinical trial agreements with each site, database development, training of medical and other site personnel, trial supplies and other. Additional substantial costs relate to the expansion of manufacturing facilities and capacity, in both the US and Europe.

Research and development:

Discovery and preclinical research and development expenses include costs for external technical and regulatory advisers, scientific or medical personnel and others, costs of laboratory supplies and equipment used in research and development projects, travel, regulatory compliance, and expenditures for preclinical and clinical trial operation and management when we are actively engaged in clinical trials.

Because we are a pre-revenue company, we do not allocate research and development costs on a project basis. We adopted this policy, in part, due to the unreasonable cost burden associated with accounting at such a level of detail and our limited number of financial and personnel resources.

General and administrative:

General and administrative expenses include both cash and non-cash measures. The non-cash expenses include stock-based compensation and depreciation. The cash expenses include administrative personnel related salary and benefit expenses, cost of facilities, insurance and travel, property and equipment. The cash expenses also include large amounts of legal fees and related expenses, and substantial intellectual property costs.

Three Months Ended March 31, 2016 and 2015

For the three months ended March 31, 2016 and 2015, we recognized a net loss of $6.1 million and a net loss of $46.4 million, respectively. For the period ended March 31, 2016, the Company recorded additional income of $13.5 million related to the change in fair value of derivative liability. For the period ended March 31, 2015, the Company recorded a $23.2 million expense related to the change in fair value of derivative liability.

Research and Development Expense

Research and development expense was $13.4 million for the three months ended March 31, 2016 versus $19.6 million for the three months ended March 31, 2015. The decrease was primarily due to decreased non-cash manufacturing and services costs as described below.

For the three months ended March 31, 2016 and 2015, we made cash payments for the two periods, respectively, of approximately $5.2 million, and $8.2 million to Cognate. At March 31, 2016 and 2015, we owed Cognate $6.4 million and $5.5 million, respectively, for unpaid invoices for DCVax-L and DCVax-Direct programs, product and process development work and preparations for upcoming Phase II trials.

For the three months ended March 31, 2016 and 2015, we incurred non-cash equity based benefit and expense (restricted common stock and warrants) for the applicable pro rata portion of the ongoing vesting (in equal monthly installments over 3 years) of the one-time initiation payments of shares and warrants under the four agreements the Company entered into with Cognate in January 2014. The Company recorded $5.2 million of income and $6.4 million expense for the three months ended March 31, 2016 and 2015. The income in March 2016 was due to the drop in share price from December 31, 2015. The fair value calculation of these shares was determined using the market price for tradable shares; however the shares issued to Cognate were unregistered non-tradable shares subject to multiple restrictions including multi-year vesting and multi-year lock-up. The ongoing installments also included lock-up warrants (for a 3-year lock-up of Cognate shares) and most favored nation warrants.

General and Administrative Expense

General and administrative expense was $4.3 million (cash and non-cash expenses combined) for the three months ended March 31, 2016 versus $3.4 million for the three months ended March 31, 2015. The increase in general and administrative expenses can be attributed mainly to the increase in legal expenses.

Change in fair value of derivatives

During the three months ended March 31, 2016 and 2015 we recognized a non-cash gain of $13.5 million and a non-cash loss of $23.2 million, respectively. The change in the fair value of the derivative liability during the 1st quarter of 2016 was due to a decrease in our stock price compared to the prior quarter, issued to Cognate in connection with the extinguishment of accounts payable

Interest Expense

Interest expense (including non-cash elements such as amortization of debt discount and debt issuance cost) $0.7 million and $0.8 million for the three months ended March 31, 2016 and 2015, respectively. The decrease is due to the reduction in outstanding debt in 2015.

Liquidity and Capital Resources

We have experienced recurring losses from operations. During the three months ended March 31, 2016 and 2015, net cash outflows from operations were $17.6 million for both periods.

At March 31, 2016, current assets totaled $13.5 million, compared to $24.1 million at December 31, 2015. Current assets less current liabilities produces working capital deficit (cash and non-cash liabilities combined) in the amount of $44.3 million at March 31, 2016 (with $14.5 million of the $44.3 million deficit comprised of non-cash derivative liabilities and $6.2 million comprised of an estimated liability for future environmental costs), compared to a deficit of $40.8 million at December 31, 2015, as described above.

Operating Activities

During the three months ended March 31, 2016 and 2015, net cash outflows from operations were $17.6 million for both periods.

Investing Activities

During the three months ended March 31, 2016 and 2015, we used $2.4 million and $1.1 million to capitalize costs related to the UK facility and UK facility purchase, respectively.

Financing Activities

During the three months ended March 31, 2016 and 2015, our financing activities provided net proceeds after expenses of $9.2 million and $8.5 million, respectively.

Our financial statements indicate there is substantial doubt about our ability to continue as a going concern as we are dependent on our ability to obtain ongoing financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis.  We can give no assurance that our plans and efforts to achieve the above steps will be successful.

Other factors affecting our ongoing funding requirements include the number of staff we employ, the number of sites and number of patients still undergoing treatment in our Phase III brain cancer trial, the costs of further product and process development work relating to our DCVax products, the costs of preparations for multiple Phase II trials, the costs of expansion of manufacturing, the cost of pursuing our Hospital Exemption program and potential reimbursements in Germany, and unanticipated developments. The extent of resources available to us will determine which programs can move forward and at what pace.

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

Based on our analysis, as of March 31, 2016, the effect of a 100+/- basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss are considered immaterial.

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

Based on the evaluation of our disclosure controls and procedures, our principal executive, financial and accounting officer concluded that during the period covered by this report, our Company’s processes for internally reporting material information in a systematic manner to allow for timely filing of material information were improving compared with prior periods, but were not effective, due to inherent limitations from being a small company and insufficient personnel for segregation of duties, and there remain material weaknesses in our oversight over the financial reporting that contribute to the weaknesses in our disclosure controls and procedures.  We have been working together with the external firm who performs the Company’s finance and accounting functions to address the weaknesses and enable increased segregation of duties and oversight, as described below.

Changes in Internal Control over Financial Reporting

We have been taking steps to remedy the weaknesses identified above, which continue to exist as of the end of the period covered by this report.  Specifically, we are working with both counsel and consultants to address the weaknesses, and we have expanded the personnel resources allocated to our Company’s work, and the activities performed for our Company, by the external firm.  We have recruited additional personnel, and we are in the process of recruiting further personnel, to enable increased segregation of duties and increased oversight. We plan to continue taking steps to improve our internal control system and to address remaining deficiencies, but the timing of such steps is uncertain and our ability to retain or attract qualified individuals to undertake these functions is also uncertain.  Aside from these changes, there has been no change in our internal controls over financial reporting that occurred during the fiscal quarter ended March 31, 2016, that has materially affected, or is reasonably expected to materially affect, our internal controls over financial reporting.

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

On June 19, 2015, two of the purported shareholders filed a complaint purportedly suing on behalf of a class of similarly situated shareholders and derivatively on behalf of the Company in the Delaware Court of Chancery. The lawsuit names Cognate BioServices, Inc., Toucan Partners, Toucan Capital Fund III, our CEO Linda Powers and the Company's Board of Directors as defendants, and names the Company as a "nominal defendant" with respect to the derivative claims. The complaint generally objects to certain transactions between the Company and Cognate and the Toucan entities, in which Cognate and the Toucan entities provided services and financing to the Company, or agreed to conversion of debts owed to them by the Company into equity. The complaint seeks unspecified monetary relief for the Company and the plaintiffs, and various forms of equitable relief, including disgorgement of allegedly improper benefits, rescission of the challenged transactions, and an order forbidding similar transactions in the future. On September 1, 2015, the Company and other named defendants filed motions to dismiss. In response, the plaintiffs filed an amended complaint on November 6, 2015. The Company and the other named defendants filed motions to dismiss plaintiffs' amended complaint on January 19, 2016. The plaintiffs filed an answering brief in opposition to the motion to dismiss on April 4, 2016. The Company intends to continue to vigorously defend the case

On November 19, 2015, a third purported shareholder who had sought corporate books and records filed a complaint in the U.S. District Court for the District of Maryland, claiming to sue derivatively on behalf of the Company. The complaint names the Company’s Board of Directors, Toucan Capital Fund III, L.P., Toucan General II, LLC, Toucan Partners, LLC, and Cognate as defendants, and names the Company as a nominal defendant. The complaint claims that the plaintiff made a demand on the Company’s Board of Directors to commence an action against the Company’s directors and its CEO and that the plaintiff commenced the derivative action after not receiving a response to the demand letter within an allegedly “sufficient time.” The complaint further claims that the Company purportedly overcompensated Cognate and Toucan for certain services and loans in payments of stock, and that the Company’s CEO, Ms. Powers, benefited from these transactions with Cognate and Toucan, which she allegedly owns or controls. The complaint asserts that the alleged overpayments unjustly enriched Ms. Powers, Toucan, and Cognate. The Complaint also claims that the Company’s directors breached their fiduciary duties of loyalty and good faith to the Company by authorizing the payments to Cognate. Finally, the complaint claims that Ms. Powers, Cognate, and Toucan aided and abetted the directors’ breaches of fiduciary duties by causing the board to enter into the agreements with Cognate. The plaintiff seeks an award of unspecified damages to the Company and seeks equitable remedies, including disgorgement by Ms. Powers, Toucan, and Cognate of the allegedly improper benefits received as a result of the disputed transactions. The plaintiff also seeks costs and disbursements associated with bringing suit, including attorneys’ fees and expert fees. On February 2, 2016, plaintiff and defendants filed a joint motion to stay the proceedings pending an investigation by a special committee of the Company’s Board of Directors into the allegations asserted in the demand letter and underlying the lawsuit.

Class Action Securities Litigation

On August 26, 2015, a purported shareholder of the Company filed a putative class action complaint in the U.S. District Court for the District of Maryland.  The lawsuit names the Company and Ms. Powers as defendants.  On December 14, 2015, the court appointed two lead plaintiffs. The Lead Plaintiffs filed an amended complaint on February 12, 2016, purportedly on behalf of all of those who purchased common stock in NW Bio between January 13, 2014 and August 21, 2015. The amended complaint generally claims that the defendants violated Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 by making misleading statements and/or omissions on a variety of subjects, including the status and results of the Company’s DCVax trials.  The amended complaint seeks unspecified damages, attorneys’ fees, and costs. The Company and Ms. Powers filed a motion to dismiss plaintiffs’ amended complaint on April 12, 2016.  The Company intends to vigorously defend the case.

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

Item 1A. Risk Factors

Other than the following additional risk factor, the risk factors described in our most recent Annual Report on Form 10-K and other filings continue to apply as described therein:

If we fail to comply with NASDAQ listing rules, or remedy non-compliance, we could be subject to adverse action by NASDAQ

As the Company previously reported on Form 8-K, on April 26, 2016, the Company received a letter (the “Letter”) from the staff of The NASDAQ Stock Market LLC (“Nasdaq”) indicating that the Nasdaq Staff had reviewed certain stock issuances by the Company to Cognate BioServices, Inc. (“Cognate”), and had determined that those issuances did not comply with Nasdaq Rules 5635(c) and (d).  When a listed company fails to be in compliance with the listing rules of Nasdaq, there is a range of potential actions which may follow.  The Nasdaq Staff and the company may negotiate and agree upon a remediation plan, or the Nasdaq Staff could issue a letter of reprimand, or the Nasdaq Staff could initiate a process to delist the company’s common shares.  The Company is currently in discussions with Nasdaq about potential approaches to remedy the non-compliance with these rules and the Company intends to submit a remediation plan to Nasdaq promptly for its approval.  However, there can be no assurance as to whether our plan will be accepted by Nasdaq or whether we will be able to reach agreement with Nasdaq on a remediation plan.  If  Nasdaq were to issue a letter of reprimand or initiate delisting proceedings against us, it could have a material adverse effect on the trading price and liquidity of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 29, 2016, the Company entered into a Securities Purchase Agreement (the “Agreement”) with certain institutional investors (the “Purchasers”), for a registered direct offering (the “Offering”) of 5,882,353 shares (the “Shares”) of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at the purchase price of $1.70 per share, and Series A Warrants (the “Series A Warrants”) to purchase an additional 2,941,177 shares of Common Stock at an exercise price of $2.25 per share. The Series A Warrants will become exercisable on the six month anniversary of issuance and expire five years thereafter.  In addition, the Company granted the Purchasers a sixty (60) day overallotment option in the form of Series B Warrants to purchase an additional 5,882,353 shares of Common Stock at an exercise price of $3.00 per share (the “Series B Warrants” and collectively with the Shares and the Series A Warrants, the “Securities”). The Series B Warrants shall be exercisable immediately and expire within sixty (60) days. The Company and the Purchasers consummated the purchase and sale of the Securities (the “Closing”) and the Company raised gross proceeds of $10 million and net proceeds of approximately $9,210,000, after deducting placement agent fees, attorneys’ fees and other expenses.

The offer and sale of the Securities in the offering was registered under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the Company’s shelf registration statement on Form S-3, as amended (File No. 333-207976), which became effective on December 22, 2015, and Form S-3 MEF (File No. 333- 209895), filed on March 3, 2016.

Thus far, the Company has used the net proceeds of the offering for working capital purposes.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

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

NORTHWEST BIOTHERAPEUTICS, INC

Dated: May 10, 2016	By:	/s/ Linda F. Powers
		Name:	Linda F. Powers

		Title:	President and Chief Executive Officer
Principal Executive Officer
Principal Financial and Accounting Officer