Form 10-Q
period 2016-06-30
NORTHWEST BIOTHERAPEUTICS INC
filed 2016-08-09
CIK 1072379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 8, 2016, the total number of shares of common stock, par value $0.001 per share, outstanding was 113,742,204.

1

NORTHWEST BIOTHERAPEUTICS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$2,143	$21,813
Restricted cash - interest payments held in escrow	883	886
Prepaid expenses and other current assets	1,473	1,402
Total current assets	4,499	24,101

Non-current assets:
Property, plant and equipment, net	46,892	46,157
Restricted cash - interest payments held in escrow, net of current portion	77	349
Other assets	141	190
Total non-current assets	47,110	46,696

Total assets	$51,609	$70,797

COMMITMENTS AND CONTINGENCIES

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$12,318	$11,721
Accounts payable to related party	7,575	5,455
Accrued expenses (includes related party of $13 and $11 as of June 30, 2016 and December 31, 2015, respectively)	1,341	1,309
Convertible notes, net (includes related party note of $50 as of June 30, 2016 and December 31, 2015)	185	185
Note payable - in dispute	934	934
Mortgage loan (net of deferred financing cost of $466 and $468 as of June 30, 2016 and December 31, 2015, respectively)	10,339	11,144
Environmental remediation liability	6,200	6,200
Shares payable to related party	10,480	-
Derivative liability	10,527	27,982
Total current liabilities	59,899	64,930

Non-current liabilities:
Convertible note (net of deferred financing cost of $317 and $457 as of June 30, 2016 and December 31, 2015, respectively)	10,683	10,543
Total non-current liabilities	10,683	10,543

Total liabilities	70,582	75,473

Commitments and Contingencies

Stockholders' equity (deficit):
Preferred stock ($0.001 par value); 40,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	-	-
Common stock ($0.001 par value); 450,000,000 shares authorized; 106,167,204 and 95,858,087 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	106	96
Additional paid-in capital	635,550	630,613
Accumulated deficit	(655,543)	(635,262)
Accumulated other comprehensive gain (loss)	914	(123)
Total stockholders' equity (deficit)	(18,973)	(4,676)
Total liabilities and stockholders' equity (deficit)	$51,609	$70,797

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues:
Research grant and other	$157	$391	$393	$585
Total revenues	157	391	393	585
Operating costs and expenses:
Research and development	8,713	27,799	22,153	47,424
General and administrative	6,467	11,446	10,742	14,846
Total operating costs and expenses	15,180	39,245	32,895	62,270
Loss from operations	(15,023)	(38,854)	(32,502)	(61,685)
Other income (expense):
Change in fair value of derivative liability	3,930	(25,694)	17,455	(48,852)
Interest expense	(729)	(1,636)	(1,447)	(2,429)
Foreign currency transaction loss	(2,353)	(661)	(3,787)	(312)
Net loss	(14,175)	(66,845)	(20,281)	(113,278)
Deemed dividend related to warrant modification	(2,640)	-	(2,640)	-
Net loss applicable to common stockholders	$(16,815)	$(66,845)	$(22,921)	$(113,278)

Net loss per share applicable to common stockholders - basic and diluted	$(0.16)	$(0.88)	$(0.23)	$(1.56)
Weighted average shares used in computing basic and diluted loss per share	103,831	75,619	100,782	72,530

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(14,175)	$(66,845)	$(20,281)	$(113,278)
Other comprehensive income (loss)
Foreign currency translation adjustment	537	672	1,037	604
Total comprehensive loss	$(13,638)	$(66,173)	$(19,244)	$(112,674)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Cumulative Translation	Total Stockholders'
	Shares	Par value	Capital	Deficit	Adjustment	Equity (Deficit)
Balance January 1, 2016	95,858	$96	$630,613	$(635,262)	$(123)	$(4,676)
Issuance of common stock and warrants for cash in a registered direct offering	5,882	6	9,994	-	-	10,000
Offering cost related to registered direct offering	-	-	(756)	-	-	(756)
Warrants exercised for cash	4,412	4	4,231	-	-	4,235
Offering cost related to warrants exercise	-	-	(341)	-	-	(341)
Modification on warrant exercise price	-	-	2,640	-	-	2,640
Deemed dividend related to warrant exercise price modification	-	-	(2,640)	-	-	(2,640)
Common stock issued as compensation	15	-	12	-	-	12
Shares payment due to Cognate BioServices	-	-	(8,203)	-	-	(8,203)
Net loss	-	-	-	(20,281)	-	(20,281)
Cumulative translation adjustment	-	-	-	-	1,037	1,037
Balance at June 30, 2016	106,167	$106	$635,550	$(655,543)	$914	$(18,973)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the six months ended
	June 30,
	2016	2015
Cash Flows from Operating Activities:
Net Loss	$(20,281)	$(113,278)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	80	15
Amortization of deferred financing cost	431	717
Change in fair value of derivatives	(17,455)	48,852
Stock and warrants issued for services	-	3,389
Stock issued to Cognate BioServices under Cognate Agreements	2,277	15,784
Common stock issued as compensation	12	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	337	(591)
Accounts payable and accrued expenses	628	2,211
Related party accounts payable and accrued expenses	2,121	(1,529)
Other non-current assets	49	(254)
Net cash used in operating activities	(31,801)	(44,684)
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(4,303)	(2,015)
Funding of escrow - convertible notes	275	-
Net cash used in investing activities	(4,028)	(2,015)
Cash Flows from Financing Activities:
Proceeds from mortgage loan	-	4,997
Deferred offering cost related to mortgage loan	-	(138)
Proceeds transferred from escrow account	-	62
Proceeds from issuance of common stock and warrants in a registered direct offering	10,000	40,000
Offering cost related to registered direct offering	(756)	-
Warrants exercised for cash	4,235	6,792
Offering cost related to warrants exercise	(341)	-
Net cash provided by financing activities	13,138	51,713
Effect of exchange rate changes on cash and cash equivalents	3,021	798
Net (decrease) increase in cash and cash equivalents	(19,670)	5,812

Cash and cash equivalents at beginning of year	21,813	13,390
Cash and cash equivalents at end of year	$2,143	$19,202

Supplemental disclosure of cash flow information
Interest payments on mortgage loan	$(920)	$(673)
Interest payments on senior convertible notes	$(275)	$(803)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

(Unaudited)

(in thousands)

	For the six months ended
	June 30,
	2016	2015
Supplemental schedule of non-cash investing and financing activities:
Accrued exit fee incurred from mortgage loan	$-	$51
Accrued renewal fee incurred from mortgage loan	$301	$-
Deemed dividend related to modification of warrant	$2,640	$-
Cashless warrant exercise on warrant liability	$-	$521
Reclassification of warrant liabilities related to warrants exercised for cash	$-	$58
Increase in accounts payable related to UK property	$-	$257
VAT receivables related to UK property	$408	$-
Interest payment on convertible note from escrow	$-	$803
Issuance of common stock for debt conversion	$-	$4,500
Issuance of common stock for conversion of accrued interest	$-	$187
Redeemable security settlement	$-	$299

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

2. Liquidity and Financial Condition

For the six months ended June 30, 2016, the Company recognized net losses of $20.3 million.

During the six months ended June 30, 2016, the Company used approximately $31.8 million of cash in its operating activities. These cash outflows included substantial amounts of accrued costs relating to prior periods of higher activity and expenditures in the Company’s Phase III clinical trial which have subsequently been reduced, and included substantial amounts of legal costs which the Company anticipates may be subject to reimbursement under the Company’s insurance, with further legal expenses going forward being covered by insurance directly. The Company had cash and cash equivalents of $2.1 million and a working capital deficiency (cash and non-cash liabilities combined) of approximately $55.4 million at June 30, 2016. The Company owes an aggregate of $7.6 million of accounts payable and convertible notes to related parties.

Because of recurring operating losses, net operating cash flow deficits, and an accumulated deficit there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements have been prepared assuming the Company will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that might become necessary should the Company not be able to continue as a going concern.

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of June 30, 2016, condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015, condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2016 and 2015, condensed consolidated statement of stockholders’ equity (deficit) for the six months ended June 30, 2016, and the condensed consolidated statements of cash flows for the six months ended June 30, 2016 and 2015 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and six months ended June 30, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016 or for any future interim period. The condensed consolidated balance sheet at December 31, 2015 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2015, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on March 16, 2016, as amended on April 29, 2016.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Use of Estimates

In preparing condensed consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Due to inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions. These estimates and assumptions include valuing equity securities in share-based payment arrangements, valuing environmental liabilities, estimating the fair value of equity instruments recorded as derivative liabilities, and estimating the useful lives of depreciable assets and whether impairment charges may apply.

Warrant Liability

The Company accounts for certain common stock warrants outstanding as a liability at its fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company's statements of operations. The fair value of the warrants issued by the Company in connection with the conversion transaction has been estimated using a Monte Carlo simulation.

Environmental Remediation Liabilities

The Company records environmental remediation liabilities for properties acquired. The environmental remediation liabilities are initially recorded at fair value. The liability is reduced for actual costs incurred in connection with the clean-up activities for each property. Upon completion of the clean-up, the environmental remediation liability is adjusted to equal the fair value of the remaining operation, maintenance and monitoring activities to be performed for the property. The amount of the additional liability resulting from the completion of the clean-up, if any, would be included in other income (expense). As of June 30, 2016, the Company estimated that the total environmental remediation costs associated with the purchase of the UK Facility will be approximately $6.2 million. This is a projected potential future cost. No such environmental costs have been incurred to date and none are currently pending. Contamination clean-up costs that improve the property from its original acquisition state will be capitalized as part of the property’s overall development costs. The Company engaged a third party specialist to conduct certain surveys of the condition of the property which included, among other things, a preliminary analysis of potential environmental remediation exposures. The Company determined, based on information contained in the specialist’s report, that it would be required to estimate the fair value of an unconditional obligation to remediate specific ground contamination at an estimated fair value of approximately $6.2 million. The Company computed the fair value of this obligation using a probability weighted approach that measures the likelihood of the following two potential outcomes: (i) a higher probability requirement of erecting a protective barrier around the affected area at an estimated cost of approximately $4.5 million, and (ii) a lower probability requirement of having to excavate the affected area at an estimated cost of approximately $32.0 million. The Company’s estimate is preliminary and therefore subject to change as further studies are conducted, and as additional facts come to the Company’s attention. Environmental remediation efforts are complex, technical and subject to various uncertainties. Accordingly, it is at least reasonably possible that any changes in the Company’s estimate could materially differ from the management’s preliminary assessment discussed herein.

Comprehensive Loss

The Company reports comprehensive loss and its components in its condensed consolidated financial statements. Comprehensive loss consists of net loss and foreign currency translation adjustments, affecting stockholders’ equity (deficit) that, under U.S, GAAP, are excluded from net loss.

Research and Development Costs

Research and development costs are charged to operations as incurred and consist primarily of clinical trial costs, related party manufacturing costs, consulting costs, contract research and development costs, clinical site costs and compensation costs.

For the three months ended June 30, 2016 and 2015, the Company recognized research and development costs of $8.7 million and $27.8 million, respectively. For the six months ended June 30, 2016 and 2015, the Company recognized research and development costs of $22.2 million and $47.4 million, respectively.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2015 Annual Report.

Recent Issued Accounting Pronouncements

Compensation-Stock Compensation

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. Under ASU No. 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU No. 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU No. 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU No. 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with a fair value up to the amount of taxes owed using the maximum statutory tax rate in the employee’s applicable jurisdiction(s). ASU No. 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current U.S. GAAP, it was not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The amendments of this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted but all of the guidance must be adopted in the same period. The Company is currently assessing the impact that ASU No. 2016-09 will have on its condensed consolidated financial statements.

Revenue from Contracts with Customer

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customer. The new guidance is an update to ASC 606 and provides clarity on: identifying performance obligations and licensing implementation. For public companies, ASU No. 2016-10 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. The Company is currently evaluating the impact that ASU No. 2016-10 will have on its condensed consolidated financial statements.

Recognition and Measurement of Financial Assets and Financial Liabilities

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

Leases

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

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

4. Fair Value Measurements

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of June 30, 2016 and December 31, 2015 (in thousands):

Fair value measured at June 30, 2016
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	June 30, 2016	(Level 1)	(Level 2)	(Level 3)
Derivative liability	$10,527	$-	$-	$10,527

Fair value measured at December 31, 2015
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Derivative liability	$27,982	$-	$-	$27,982

There were no transfers between Level 1, 2 or 3 during the six-month period ended June 30, 2016.

The following table presents changes in Level 3 liabilities measured at fair value for the six-month period ended June 30, 2016. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

Warrant
Liability
Balance - January 1, 2016	$27,982
Change in fair value	(17,455)
Balance – June 30, 2016	$10,527

The Company’s warrant liabilities are measured at fair value using the Monte Carlo simulation valuation methodology. A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy for the six months ended June 30, 2016 is as follows:

Date of valuation	June 30, 2016	December 31, 2015
Strike price	$1.50	$3.49
Volatility (annual)	85.6%	86.9%
Risk-free rate	0.7%	1.3%
Contractual term (years)	2.8	3.1
Dividend yield (per share)	0%	0%

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

5. Property, Plant and Equipment

Property and equipment consist of the following at June 30, 2016 and December 31, 2015 (in thousands):

	June 30,	December 31,
	2016	2015
Leasehold improvements	$69	$69
Office furniture and equipment	25	25
Equipment and software	618	598
Construction in progress (property in the United Kingdom)	46,476	45,681
	47,188	46,373
Less: accumulated depreciation	(296)	(216)
	$46,892	$46,157

Depreciation expense was approximately $67,000 and $12,000 for the three months ended June 30, 2016 and 2015. Depreciation expense was approximately $80,000 and $15,000 for the six months ended June 30, 2016 and 2015.

6. Notes Payable

2014 Convertible Senior Notes

The Company has Convertible Senior Notes of $10.7 million, net of $0.3 million deferred offering cost as of June 30, 2016 with an interest rate of 5% and conversion price of $6.60. The Company has $1.0 million remaining in escrowed interest payments, which is sufficient to fund, when due, the total aggregate amount of the six scheduled semi-annual interest payments during the remaining term of the notes, excluding additional interest, if any.

The following table shows the details of interest expenses related to 2014 Convertible Senior Notes for the three and six months ended June 30, 2016 and 2015, respectively (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Contractual interest	$137	$135	$274	$351
Accelerated interest due to the conversion of convertible senior notes into common stock	-	563	-	563
Amortization of debt issuance costs	70	107	140	212
Accelerated amortization of debt issuance cost due to the conversion of convertible senior notes into common stock	-	234	-	234
Total interest expense on the convertible senior notes	$207	$1,039	$414	$1,360

Mortgage Loan

On June 17, 2016, the Company entered into an extension agreement to renew the second mortgage loan maturity date to August 17, 2017. The effective date of the extension agreement is August 17, 2016 and a renewal fee of approximately $0.2 million, which is not due until the end of the extension period and will be recorded as deferred financing cost.

As of June 30, 2016, the Company had a net mortgage liability of $10.3 million, including deferred financing costs of $0.5 million. Approximately $5.9 million of the mortgage loans are due in November 2016, and the remainder in August 2017.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table shows the details of interest expenses related to mortgages for the three and six months ended June 30, 2016 and 2015, respectively (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Contractual interest	$310	$363	$644	$643
Amortization of debt issuance costs	152	144	291	290
Total interest expense on the mortgage loans	$462	$507	$935	$933

Other Notes Payable

Notes payable consist of the following at June 30, 2016 and December 31, 2015 (in thousands):

	June 30,	December 31,
	2016	2015
Notes payable – current
12% unsecured originally due July 2011 - in dispute (1)	$934	$934
	934	934
Convertible notes payable, net – current
6% unsecured (2)	135	135
	135	135
Note payable
6% due on demand (3)	50	50
	50	50

Total notes payable, net	$1,119	$1,119

(1) This $0.934 million note, which was originally due in July 2011 is currently under dispute with the creditor as to the validity of the note payable balance.

(2) This $0.135 million note as of June 30, 2016 consists of two separate 6% notes in the amounts of $0.110 million and $0.025 million. In regard to the $0.110 million note, the Company has made ongoing attempts to locate the creditor to repay or convert this note, but has been unable to locate the creditor to date. In regard to the $0.025 million note, the holder has elected to convert these notes into equity, the Company has delivered the applicable conversion documents to the holder, and the Company is waiting for the holder to execute and return the documents.

(3) This $0.050 million demand note as of June 30, 2016 is held by an officer of the Company. The holder has made no demand for payment, but reserves the right to make a demand at any time.

7. Net Loss per Share Applicable to Common Stockholders

Options, warrants, and convertible debt outstanding were all considered anti-dilutive for the three and six months ended June 30, 2016, and 2015, due to net losses.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following securities were not included in the diluted net loss per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the six months ended
	June 30,
	2016	2015
Common stock options	1,551	1,551
Common stock warrants - equity treatment	23,276	13,166
Common stock warrants - liability treatment	21,169	12,491
Convertible notes and accrued interest	1,764	2,135
Potentially dilutive securities	47,760	29,343

8. Related Party Transactions

Cognate BioServices, Inc.

Cognate Expenses and Accounts Payable

At June 30, 2016 and December 31, 2015, the Company owed Cognate $7.6 million and $5.5 million, respectively, for unpaid invoices for manufacturing, product distribution, product and process development, and related services.

The following table shows a summary of research and development cost from Cognate relating to the DCVax-L and DCVax-Direct programs, product and process development work and preparations for upcoming Phase II trials for the three and six months ended June 30, 2016 and 2015, respectively (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Research and development cost related to Cognate	$5,463	$20,922	$16,618	$35,640

Share Based Payments

The Company recorded $8.2 million of income and $15.8 million of expense for the six-month period ended June 30, 2016 and 2015, respectively, for stock based payment expense to Cognate for the applicable pro rata portion of the ongoing 3-year vesting of the one-time initiation payments under Manufacturing and Services Agreement that were entered into in January 2014. The fair value calculation of these shares was determined using the market price for tradable shares, although the shares issued to Cognate were unregistered non-tradable shares, subject to multiple restrictions, including multi-year vesting and a multi-year lock-up.

Shares payable to related party - most favored nation provision

Shares and warrants previously issued to Cognate in partial payment of invoices for manufacturing services are under a 3-year lock-up, which has been in place since January 2014.  The lock-up prevents Cognate from selling the shares received.   During the lock-up, if the Company enters into a transaction with other investors or creditors on more favorable terms than Cognate received, the Company has an ongoing obligation, under the Manufacturing Services Agreement,  to conform the terms of Cognate’s shares and warrants to the same terms as the other investors or creditors, under a most favored nation provision.

During the period ended June 30, 2016 the Company entered into two financings with unrelated institutional investors that triggered the most favored nation provision.  The first reset in the period ended March 31, 2016 had an effective price of $1.70 and would result in an obligation by the Company to issue 6.0 million shares to Cognate.  The second reset occurred in the three month period ended June 30, 2016 had an effective price of $0.96 that resulted in an obligation to issue an additional 12.0 million shares.  In total, the Company has an obligation to issue 18 million shares to Cognate as of June 30, 2016 under the most favored nation provision.  However, the shares have not been issued, and the Company is in active negotiations with Cognate seeking to modify these arrangements. The Company accounted for the obligation to issue shares in the balance sheet based on the fair market value of the Company’s unrestricted tradable stock at the reporting date.

Shares payable to related party for the three and six months ended June 30, 2016 was $1.7 and $10.5 million, respectively and recorded in research and development expense in the statement of operations.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

9. Stockholders’ Equity (Deficit)

Common Stock Issuances

First Quarter of 2016

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

In a concurrent private placement, each Purchaser also received Series C Warrants (the “Series C Warrants”) to purchase up to 2,941,177 shares of Common Stock. The Series C Warrants vest and become exercisable only if, and to the extent that, the Series B Warrants held by such Purchaser are exercised. The Series C warrants will be issuable and exercisable for one-half share of Common Stock per each Series B Warrant exercised. The Series C Warrants have an exercise price of $4.00 per share, shall be exercisable on the six-month anniversary of issuance and will expire five years thereafter.

In connection with the Offering and the concurrent private placement, the Company engaged H.C. Wainwright & Co., LLC (the “Placement Agent”) to act as its exclusive placement agent. The Company agreed to pay the Placement Agent a cash placement fee equal to 7% of the aggregate purchase price for the common stock sold in the registered offering. The Placement Agent also received Common Stock purchase warrants (the “Compensation Warrants”) to purchase up to 294,118 shares of Common Stock, or 5% of the aggregate number of shares of common Stock sold in the registered offering, at an exercise price of $2.125, or 125% of the public offering price per share in the registered offering, which are exercisable six months following issuance and terminate on February 29, 2021.

Second Quarter of 2016

On May 15, 2016, the Company entered into an agreement with a holder (the “Holder”) of the Company’s existing Series A, B and C Warrants, pursuant to which the Holder agreed to exercise all of the Holder’s Series B Warrants to purchase 4,411,764 shares of Common Stock. In consideration, the Company agreed to reduce the exercise price of the Series B Warrants to $0.96 per share, the Company’s closing price on the prior trading day, for gross proceeds of approximately $4,235,000, and agreed to issue new Series D Common Stock Purchase Warrants (the “Series D Warrants”) to purchase up to 2,205,882 shares of Common Stock at an exercise price of $1.00 per share (subject to customary adjustments such as for stock splits and dividends), with an exercise period of five years, commencing six months after issuance.

The Holder’s exercise of the Series B Warrants to purchase 4,411,764 shares of Common Stock triggered the existing outstanding Series C Warrants to become vested and exercisable for up to 2,205,882 shares of Common Stock. The Company agreed to reset the exercise price of the Series A and Series C Warrants to $1.00 per share.

In connection with the offering and the concurrent private placement, the Company engaged H.C. Wainwright & Co., LLC (the "Placement Agent") to act as its exclusive placement agent. The Company agreed to pay the Placement Agent a cash placement fee equal to 7% of the aggregate purchase price for the common stock sold. The Placement Agent also received Common Stock purchase warrants (the "Compensation Warrants") to purchase up to 220,588 shares of Common Stock, or 5% of the aggregate number of shares of common Stock sold, at an exercise price of $1.20, or 125% of the public offering price per share, which are exercisable six months following issuance and terminate on May 15, 2021.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The modification of the warrant exercise price increased the value of the warrants by approximately $2.6 million. This cost was recorded as a deemed dividend in additional paid-in capital due to the absence of retained earnings. This cost is included in modification of warrants and increased the net loss available to common shareholders on the condensed, consolidated statements of operations.

Stock Purchase Warrants

The following is a summary of warrant activity for the six months ended June 30, 2016 (in thousands, except per share data):

	Number of	Weighted Average
	Warrants	Exercise Price
Outstanding as of December 31, 2015	27,267,441	$4.40
Warrants granted in a registered direct offering	12,058,825	3.04
Warrants granted to Cognate	3,405,671	1.70
Warrants expired and cancellation	(16,791)	11.86
Outstanding as of March 31, 2016	42,715,146	$3.53
Warrants granted in a registered direct offering	2,426,470	1.02
Warrants granted to Cognate	5,329,961	0.96
Warrants exercised for cash	(4,411,764)	0.96
Warrants expired and cancellation	(1,614,837)	8.82
Outstanding as of June 30, 2016	44,444,976	$2.67

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

On June 19, 2015, two of the purported shareholders filed a complaint purportedly suing on behalf of a class of similarly situated shareholders and derivatively on behalf of the Company in the Delaware Court of Chancery.  The lawsuit names Cognate BioServices, Inc., Toucan Partners, Toucan Capital Fund III, our CEO Linda Powers and the Company’s Board of Directors as defendants, and names the Company as a “nominal defendant” with respect to the derivative claims.  The complaint generally objects to certain transactions between the Company and Cognate and the Toucan entities, in which Cognate and the Toucan entities provided services and financing to the Company, or agreed to conversion of debts owed to them by the Company into equity.  The complaint seeks unspecified monetary relief for the Company and the plaintiffs, and various forms of equitable relief, including disgorgement of allegedly improper benefits, rescission of the challenged transactions, and an order forbidding similar transactions in the future.  On September 1, 2015, the Company and other named defendants filed motions to dismiss.  In response, the plaintiffs filed an amended complaint on November 6, 2015. The Company and the other named defendants filed motions to dismiss plaintiffs’ amended complaint on January 19, 2016. The plaintiffs filed an answering brief in opposition to the motion to dismiss on April 4, 2016. The Company and the other defendants filed reply briefs on May 18, 2016. Oral argument has been set for October 11, 2016. The Company intends to continue to vigorously defend the case.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On November 19, 2015, a third purported shareholder who had sought corporate books and records filed a complaint in the U.S. District Court for the District of Maryland, claiming to sue derivatively on behalf of the Company. The complaint names the Company's Board of Directors, Toucan Capital Fund III, L.P., Toucan General II, LLC, Toucan Partners, LLC, and Cognate as defendants, and names the Company as a nominal defendant. The complaint claims that the plaintiff made a demand on the Company's Board of Directors to commence an action against the Company's directors and its CEO and that the plaintiff commenced the derivative action after not receiving a response to the demand letter within an allegedly "sufficient time." The complaint further claims that the Company purportedly overcompensated Cognate and Toucan for certain services and loans in payments of stock, and that the Company's CEO, Ms. Powers, benefited from these transactions with Cognate and Toucan, which she allegedly owns or controls. The complaint asserts that the alleged overpayments unjustly enriched Ms. Powers, Toucan, and Cognate. The Complaint also claims that the Company's directors breached their fiduciary duties of loyalty and good faith to the Company by authorizing the payments to Cognate. Finally, the complaint claims that Ms. Powers, Cognate, and Toucan aided and abetted the directors' breaches of fiduciary duties by causing the board to enter into the agreements with Cognate. The plaintiff seeks an award of unspecified damages to the Company and seeks equitable remedies, including disgorgement by Ms. Powers, Toucan, and Cognate of the allegedly improper benefits received as a result of the disputed transactions. The plaintiff also seeks costs and disbursements associated with bringing suit, including attorneys' fees and expert fees. On February 2, 2016, plaintiff and defendants filed a joint motion to stay the proceedings pending an investigation by a special committee of the Company's Board of Directors into the allegations asserted in the demand letter and underlying the lawsuit. The court entered the stay on March 18, 2016.

Class Action Securities Litigation

On August 26, 2015, a purported shareholder of the Company filed a putative class action complaint in the U.S. District Court for the District of Maryland.  The lawsuit names the Company and Ms. Powers as defendants.  On December 14, 2015, the court appointed two lead plaintiffs. The Lead Plaintiffs filed an amended complaint on February 12, 2016, purportedly on behalf of all of those who purchased common stock in NW Bio between January 13, 2014 and August 21, 2015. The amended complaint generally claims that the defendants violated Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 by making misleading statements and/or omissions on a variety of subjects, including the status and results of the Company’s DCVax trials.  The amended complaint seeks unspecified damages, attorneys’ fees, and costs. The Company and Ms. Powers filed a motion to dismiss plaintiffs’ amended complaint on April 12, 2016.  The plaintiffs filed an opposition to the motion to dismiss on June 13, 2016. The Company and Ms. Powers filed a reply in support of their motion to dismiss on July 28, 2016. The Company intends to vigorously defend the case.

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

11. Subsequent Events

On July 4, 2016, the Company entered into a Securities Purchase Agreement (the “Agreement”) with certain investors (the “Purchasers”), for a registered direct offering (the “Offering”) of 7,400,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”) at the purchase price of $0.50 per share, and warrants (the “Warrants”) to purchase an additional 3,700,000 shares of Common Stock at an exercise price of $0.60 per share (the “Warrant Shares”, collectively with the Common Stock and the Warrants, the “Securities”). The Warrants shall expire in five years.

The Company and the Purchasers consummated the purchase and sale of the Securities (the “Closing”) on July 6, 2016. The Company raised gross proceeds of $3,700,000 and net proceeds of approximately $3,300,000, after deducting aggregate placement agent fees of $296,000, attorneys’ fees, and other expenses.

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

Results of Operations

Operating costs:

Operating costs and expenses consist primarily of research and development expenses, including clinical trial expenses which increase when we are actively participating in clinical trials and are especially high when we are in a large ongoing international Phase III trial, as well as undertaking product and process development, and preparing for multiple Phase II trials.

Research and development expense was $8.7 million for the three months ended June 30, 2016 versus $27.8 million for the three months ended June 30, 2015.

During the quarter ended June 30, 2016, our research and development expenses were greatly reduced compared with the quarter ended June 30, 2015, as we are now past the peak cost periods in the Phase III trial of DCVax-L for GBM brain cancer, we expect the costs related to the Phase III trial to continue declining further as the trial moves toward completion, and we have completed the Phase I trial of DCVax-Direct.

We are currently pursuing preparations for multiple Phase II trials. We expect that our research and development operating costs will remain at a substantially reduced level until the Phase II clinical trials are ready to proceed with enrollment and execution. We have implemented lower levels of fundraising while our research and development costs have been substantially lower. We plan to increase our fundraising activities as the upcoming Phase II trials become ready for enrollment and execution.

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

Our operating costs also include the costs of continuing our ongoing Phase III trial in the US, UK, Germany and Canada (with DCVax-L for brain cancer), early access programs in Europe, and preparations for multiple Phase II trials. The preparation costs include product and process development, upfront payments to the clinical trial sites and the CROs managing the trials and other service providers, and legal, regulatory and expert expenses related to regulatory approvals, institutional approvals and clinical trial agreements with each site, database development, training of medical and other site personnel, trial supplies and other. Additional substantial costs relate to the expansion of manufacturing facilities and capacity, in both the US and Europe.

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

Three Months Ended June 30, 2016 and 2015

For the three months ended June 30, 2016 and 2015, we recognized a net loss of $14.2 million and a net loss of $66.8 million, respectively. For the three-month period ended June 30, 2016, the Company recorded additional income of $3.9 million related to the change in fair value of derivative liability. For the period ended June 30, 2015, the Company recorded a $25.7 million expense related to the change in fair value of derivative liabilities.

Research and Development Expense

Research and development expense was $8.7 million for the three months ended June 30, 2016 versus $27.8 million for the three months ended June 30, 2015. The decrease was primarily due to a reduction in clinical trial related expenses, due to being past the peak activity and costs in the Phase III trial of DCVax-L and having completed the Phase I trial of DCVax-Direct.

For the three months ended June 30, 2016 and 2015, we made cash payments for the two periods, respectively, of approximately $4.8 million, and $13.1 million to Cognate. At June 30, 2016 and 2015, we owed Cognate $7.6 million and $4.2 million, respectively, for unpaid invoices for DCVax-L and DCVax-Direct programs, product and process development work and preparations for upcoming Phase II trials.

For the three months ended June 30, 2016 and 2015, we incurred non-cash equity based benefit and expense (restricted common stock and warrants) for the applicable pro rata portion of the ongoing vesting (in equal monthly installments over 3 years) of the one-time initiation payments of shares and warrants under the four agreements the Company entered into with Cognate in January 2014. The Company recorded $3.0 million of income and $9.4 million expense for the three months ended June 30, 2016 and 2015. The income for the three months ended June 30, 2016 was due to the drop in share price since April 1, 2016. The fair value calculation of these shares was determined using the market price for tradable shares; however, the shares issued to Cognate were unregistered non-tradable shares subject to multiple restrictions including multi-year vesting and multi-year lock-up. The ongoing installments also included lock-up warrants (for a 3-year lock-up of Cognate shares) and most favored nation warrants.

General and Administrative Expense

General and administrative expense was $6.5 million (cash and non-cash expenses combined) for the three months ended June 30, 2016 versus $11.4 million for the three months ended June 30, 2015. The decrease in general and administrative expenses can be attributed mainly to substantial reductions in the use of external consultants and to the $3.4 million stock compensation that was recorded in the 2nd quarter of 2015.

Change in fair value of derivatives

During the three months ended June 30, 2016 and 2015 we recognized a non-cash gain of $3.9 million and a non-cash loss of $25.7 million, respectively. The change in the fair value of the derivative liability during the quarter was due to a decrease in our stock price compared to the prior year quarter.

Interest Expense

Interest expense (including non-cash elements such as amortization of debt discount and debt issuance cost) of $0.7 million and $1.6 million for the three months ended June 30, 2016 and 2015, respectively. The decrease is due to the reduction in outstanding debt in 2016.

Foreign currency transaction loss

During the three months ended June 30, 2016 and 2015, we recognized foreign currency transaction loss of $2.4 million and $0.7 million, respectively. The increase is due to the strengthening of the U.S. dollar relative to the British pound sterling.

Six Months Ended June 30, 2016 and 2015

For the six months ended June 30, 2016 and 2015, we recognized a net loss of $20.3 million and a net loss of $113.3 million, respectively. For the period ended June 30, 2016 and 2015, the Company recorded additional income of $17.5 million and additional expense of $48.9 million, respectively, related to the change in fair value of its derivative liability.

Research and Development Expense

Research and development expense was $22.2 million for the six months ended June 30, 2016 versus $47.4 million for the six months ended June 30, 2015. The decrease was primarily due to decreased non-cash manufacturing and services costs as described below.

For the six months ended June 30, 2016 and 2015, we made cash payments for the two periods, respectively, of approximately $10.1 million, and $21.3 million to Cognate. At June 30, 2016 and 2015, we owed Cognate $7.6 million and $4.2 million, respectively, for unpaid invoices for DCVax-L and DCVax-Direct programs, product and process development work and preparations for upcoming Phase II trials.

For the six months ended June 30, 2016 and 2015, we incurred non-cash equity based benefit and expense (restricted common stock and warrants) for the applicable pro rata portion of the ongoing vesting (in equal monthly installments over 3 years) of the one-time initiation payments of shares and warrants under the four agreements the Company entered into with Cognate in January 2014. The Company recorded $8.2 million of income and $15.8 million expense for the six months ended June 30, 2016 and 2015. The income in March 2016 was due to the drop in share price from December 31, 2015. The fair value calculation of these shares was determined using the market price for tradable shares; however the shares issued to Cognate were unregistered non-tradable shares subject to multiple restrictions including multi-year vesting and multi-year lock-up. The ongoing installments also included lock-up warrants (for a 3-year lock-up of Cognate shares) and most favored nation warrants.

General and Administrative Expense

General and administrative expense was $10.7 million (cash and non-cash expenses combined) for the six months ended June 30, 2016 versus $14.8 million for the six months ended June 30, 2015. The decrease in general and administrative expenses can be attributed mainly to substantial reductions in the use of external consultants and to the $3.4 million stock compensation that was recorded in the 2nd quarter of 2015.

Change in fair value of derivatives

During the six months ended June 30, 2016 and 2015, we recognized a non-cash gain of $17.5 million and a non-cash loss of $48.9 million, respectively. The change in the fair value of the derivative liability during the six months ended June 30, 2016 was due to a decrease in our stock price compared to December 31, 2015.

Interest Expense

Interest expense (including non-cash elements such as amortization of debt discount and debt issuance cost) $1.4 million and $2.4 million for the six months ended June 30, 2016 and 2015, respectively. The decrease is due to the reduction in outstanding debt in 2016.

Liquidity and Capital Resources

We have experienced recurring losses from operations. During the six months ended June 30, 2016 and 2015, net cash outflows from operations were $31.8 million and $44.7 million, respectively.

At June 30, 2016, current assets totaled $4.5 million, compared to $24.1 million at December 31, 2015. Current assets less current liabilities produces working capital deficit (cash and non-cash liabilities combined) in the amount of $55.4 million at June 30, 2016, compared to a deficit of $40.8 million at December 31, 2015.

Operating Activities

During the six months ended June 30, 2016 and 2015, net cash outflows from operations were $31.8 million and $44.7 million, respectively.

Investing Activities

During the six months ended June 30, 2016 and 2015, we used $4.0 million and $2.0 million to capitalize costs related to the UK facility and UK facility purchase, respectively.

Financing Activities

During the six months ended June 30, 2016 and 2015, our financing activities provided net proceeds after expenses of $13.1 million and $51.7 million, respectively. The $13.1 million in the six months ended June 2016 consisted of $9.2 million from registered direct offering and $3.9 million from warrants exercised for cash. The $51.7 million in the six months ended June 2015 consisted of $5 million in net mortgage loan proceeds, proceeds of $6.8 million from the exercise of warrants, and proceeds of $40.0 million from issuance of common stock.

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

Nasdaq Listing

The Company’s common stock is listed on The Nasdaq Capital Market (“Nasdaq”) under the symbol “NWBO.” One of the requirements for continued listing on Nasdaq is maintenance of a minimum closing bid price of $1.00 per share. On June 24, 2016, the Company received a letter (the “Notice”) from the Listing Qualifications Staff of The NASDAQ Stock Market LLC (“Nasdaq”) notifying the Company that, based upon the closing bid price of the Company’s common stock, $0.0001 par value per share (the “Common Stock”) for the 30 consecutive business days preceding receipt of such letter, the Common Stock no longer met the requirement to maintain a minimum closing bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been granted a period of 180 days, or until December 21, 2016, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for at least 10 consecutive business days during this 180-day period.

The Company intends to monitor the closing bid price of its common stock on an ongoing basis, and consider a range of available options to regain compliance with the share price listing standard. The Company could remedy the deficiency, either now or at a later date, through a reverse stock split. However, the Company currently plans to regain compliance by focusing on progress in its operational programs.

In the event the Company does not regain compliance by December 21, 2016, the Company may be eligible for a second 180-day grace period if it meets the initial listing standards (with the exception of the bid price and market value of publicly held shares requirements) for The Nasdaq Capital Market, and provides written notice to Nasdaq of its intention to cure the deficiency during the second 180-day grace period, by effecting a reverse stock split, if necessary, and satisfying any other applicable requirements. If the Company does not regain compliance within the allotted compliance period(s), Nasdaq will provide notice that the Company’s common stock will be subject to delisting. At that time, the Company would be entitled to a hearing before a Nasdaq Listing Qualifications Panel (the “Panel”). The hearing request would automatically stay any suspension or delisting action until the issuance of the hearing decision and the expiration of any additional extension period granted by the Panel.

On April 26, 2016, the Company received a letter (the “Letter”) from the Nasdaq Staff indicating that the Staff had reviewed certain stock issuances by the Company to Cognate BioServices, Inc. (“Cognate”), and had determined that those issuances did not comply with Nasdaq Listing Rules 5635(c) and (d), as described more fully below in Item 1A. Risk Factors.

The Company has been in discussions with the Nasdaq Staff about potential approaches to remedy the non-compliance with these rules, and the Company is now working toward regaining compliance as quickly as possible.

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

Based on our analysis, as of June 30, 2016, the effect of a 100+/- basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss are considered immaterial.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Company’s finance and accounting functions are performed by an external firm on a contract services basis.  This firm specializes in providing finance and accounting functions for biotech companies, and the founders and senior managers are highly experienced former partners of national accounting firms. The number and seniority of personnel in the external firm performing the finance and accounting functions for the Company were increased during 2015. In addition, during the quarter ended December 31, 2015, the Company retained a full-time controller. Further, during the quarter ended June 30, 2016, the Company engaged a second external firm: one that specializes in Sarbanes-Oxley matters and helping public companies improve their disclosure controls and procedures. Together with these two external firms and our controller, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.

Based on the evaluation of our disclosure controls and procedures, our principal executive, financial and accounting officer concluded that during the period covered by this report, our Company’s processes for internally reporting material information in a systematic manner to allow for timely filing of material information were significantly improved compared with prior periods, but were not effective, due to inherent limitations from being a small company, and there remain some material weaknesses as described below. We have been working together with the two external firms and our controller to further mitigate the remaining weaknesses, as also described below.

Changes in Internal Control over Financial Reporting

As of the date of this filing, the Company has completed remediation or made substantial progress on six of the seven material weaknesses identified in the Company’s annual report on Form 10-K, filed in March 2016.

During the quarter ended June 30, 2016, we conducted a comprehensive entity-wide risk assessment to evaluate and ultimately report on risks to financial reporting throughout the organization. Following this assessment, we undertook an action plan to strengthen internal controls and procedures.

We completed remediation of two material weaknesses identified in the Company’s 10-K for 2015 related to (1) insufficient segregation of duties, oversight of work performed and lack of compensating controls in the Company’s finance and accounting functions due to limited personnel and (2) the lack of an effective anti-fraud program designed to detect and prevent fraud relating to (i) an effective whistle-blower program or other comparable mechanism and (ii) an ongoing program to manage identified fraud risks.

We have made substantial progress on remediation of four of the remaining five material weaknesses identified in the Company’s 10-K for 2015:

•	We have further segregated duties within our finance and accounting functions, to ensure that incompatible duties are segregated.

•	We have implemented a new process to more fully document the Company’s accounting operations throughout the organization, including the review, supervision and monitoring taking place.

•	We have expanded the personnel resources allocated to our Company’s work, and the activities performed for our Company, by the two external firms.

•	We have recruited additional personnel, and we are in the process of recruiting further personnel, to enable still further segregation of duties and increased oversight.

We plan to continue taking steps to improve our internal control system and to address the remaining deficiencies, but the timing of such steps is uncertain and our ability to retain or attract qualified individuals to undertake these functions is also uncertain.  Other than the changes described above, there has been no change in our internal controls over financial reporting that occurred during the fiscal quarter ended June 30, 2016, that has materially affected, or is reasonably expected to materially affect, our internal controls over financial reporting.

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

On June 19, 2015, two of the purported shareholders filed a complaint purportedly suing on behalf of a class of similarly situated shareholders and derivatively on behalf of the Company in the Delaware Court of Chancery. The lawsuit names Cognate BioServices, Inc., Toucan Partners, Toucan Capital Fund III, our CEO Linda Powers and the Company's Board of Directors as defendants, and names the Company as a "nominal defendant" with respect to the derivative claims. The complaint generally objects to certain transactions between the Company and Cognate and the Toucan entities, in which Cognate and the Toucan entities provided services and financing to the Company, or agreed to conversion of debts owed to them by the Company into equity. The complaint seeks unspecified monetary relief for the Company and the plaintiffs, and various forms of equitable relief, including disgorgement of allegedly improper benefits, rescission of the challenged transactions, and an order forbidding similar transactions in the future. On September 1, 2015, the Company and other named defendants filed motions to dismiss. In response, the plaintiffs filed an amended complaint on November 6, 2015. The Company and the other named defendants filed motions to dismiss plaintiffs' amended complaint on January 19, 2016. The plaintiffs filed an answering brief in opposition to the motion to dismiss on April 4, 2016. The Company and the other defendants filed reply briefs on May 18, 2016. Oral argument has been set for October 11, 2016. The Company intends to continue to vigorously defend the case

On November 19, 2015, a third purported shareholder who had sought corporate books and records filed a complaint in the U.S. District Court for the District of Maryland, claiming to sue derivatively on behalf of the Company. The complaint names the Company's Board of Directors, Toucan Capital Fund III, L.P., Toucan General II, LLC, Toucan Partners, LLC, and Cognate as defendants, and names the Company as a nominal defendant. The complaint claims that the plaintiff made a demand on the Company's Board of Directors to commence an action against the Company's directors and its CEO and that the plaintiff commenced the derivative action after not receiving a response to the demand letter within an allegedly "sufficient time." The complaint further claims that the Company purportedly overcompensated Cognate and Toucan for certain services and loans in payments of stock, and that the Company's CEO, Ms. Powers, benefited from these transactions with Cognate and Toucan, which she allegedly owns or controls. The complaint asserts that the alleged overpayments unjustly enriched Ms. Powers, Toucan, and Cognate. The Complaint also claims that the Company's directors breached their fiduciary duties of loyalty and good faith to the Company by authorizing the payments to Cognate. Finally, the complaint claims that Ms. Powers, Cognate, and Toucan aided and abetted the directors' breaches of fiduciary duties by causing the board to enter into the agreements with Cognate. The plaintiff seeks an award of unspecified damages to the Company and seeks equitable remedies, including disgorgement by Ms. Powers, Toucan, and Cognate of the allegedly improper benefits received as a result of the disputed transactions. The plaintiff also seeks costs and disbursements associated with bringing suit, including attorneys' fees and expert fees. On February 2, 2016, plaintiff and defendants filed a joint motion to stay the proceedings pending an investigation by a special committee of the Company's Board of Directors into the allegations asserted in the demand letter and underlying the lawsuit. The court entered the stay on March 18, 2016.

Class Action Securities Litigation

On August 26, 2015, a purported shareholder of the Company filed a putative class action complaint in the U.S. District Court for the District of Maryland.  The lawsuit names the Company and Ms. Powers as defendants.  On December 14, 2015, the court appointed two lead plaintiffs. The Lead Plaintiffs filed an amended complaint on February 12, 2016, purportedly on behalf of all of those who purchased common stock in NW Bio between January 13, 2014 and August 21, 2015. The amended complaint generally claims that the defendants violated Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 by making misleading statements and/or omissions on a variety of subjects, including the status and results of the Company’s DCVax trials.  The amended complaint seeks unspecified damages, attorneys’ fees, and costs. The Company and Ms. Powers filed a motion to dismiss plaintiffs’ amended complaint on April 12, 2016.  The plaintiffs filed an opposition to the motion to dismiss on June 13, 2016. The Company and Ms. Powers filed a reply in support of their motion to dismiss on July 28, 2016. The Company intends to vigorously defend the case.

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

Item 1A. Risk Factors

Other than the following additional risk factor, the risk factors described in our most recent Annual Report on Form 10-K and other filings continue to apply as described therein:

If we fail to comply with Nasdaq listing rules, or remedy non-compliance, we could be subject to adverse action by Nasdaq

As the Company previously reported on Form 8-K, on April 26, 2016, the Company received a letter (the “Letter”) from the Nasdaq staff indicating that the Nasdaq Staff had reviewed certain stock issuances by the Company to Cognate BioServices, Inc. (“Cognate”), and had determined that those issuances did not comply with Nasdaq Listing Rules 5635(c) and (d).  When a listed company fails to be in compliance with the listing rules of Nasdaq, there is a range of potential actions which may follow. The Company is in ongoing discussions with the Nasdaq Staff about potential approaches to remedy the non-compliance with these rules and the Company has submitted a remediation plan to Nasdaq, which is currently under review by Nasdaq.  However, there can be no assurance as to whether we will be able to reach agreement with Nasdaq or regain compliance with Nasdaq listing rules. If we do not, then the Nasdaq Staff could issue a letter of reprimand, or could initiate a process to delist the Company’s common shares.   If Nasdaq were to issue a letter of reprimand or initiate delisting proceedings against us, it could have a material adverse effect on the trading price and liquidity of our common stock. As also discussed below, in the event the Staff were to initiate delisting proceedings, the Company would be entitled to a hearing before a Nasdaq Listing Qualifications Panel (the “Panel”). The hearing request would automatically stay any suspension or delisting action until the issuance of the hearing decision and the expiration of any additional extension period granted by the Panel.

As the Company previously reported on Form 8-K, on June 24, 2016, the Company received a letter (the “Notice”) from the Nasdaq Staff notifying the Company that, based upon the closing bid price of the Company’s common stock, $0.0001 par value per share (the “Common Stock”) for the 30 consecutive business days preceding receipt of such letter, the Common Stock had no longer met the requirement to maintain a minimum closing bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been granted a period of 180 days, or until December 21, 2016, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for at least 10 consecutive business days during this 180-day period.

In the event the Company does not regain compliance by December 21, 2016, the Company may be eligible for an a second 180-day grace period if it meets the initial listing standards (with the exception of the bid price and market value of publicly held shares requirements) for The Nasdaq Capital Market, and provides written notice to Nasdaq of its intention to cure the deficiency during the second 180-day grace period, by effecting a reverse stock split, if necessary, and satisfying any other applicable requirements. If the Company does not regain compliance within the allotted compliance period(s), the Nasdaq Staff will provide notice that the Company’s common stock will be subject to delisting. At that time, the Company would be entitled to a hearing before a Panel. The hearing request would automatically stay any suspension or delisting action until the issuance of the hearing decision and the expiration of any additional extension period granted by the Panel. Even if the Company regains compliance, there can be no assurance that we will be able to remain in compliance in the future. In particular, our share price may continue to decline for a number of reasons, including many that are beyond our control.

If we fail to comply with Nasdaq’s continued listing standards, we may be delisted and our common stock will trade, if at all, only on the over-the-counter market, such as the OTCQB or OTCQX markets or the Pink Current information tier  In addition, delisting of our common stock could depress our stock price or limit liquidity of our common stock and materially adversely affect our ability to raise capital on terms acceptable to us, or at all. Further, delisting of our common stock would likely result in our common stock becoming a “penny stock” under the Securities Exchange Act.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

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

NORTHWEST BIOTHERAPEUTICS, INC

Dated: August 9, 2016	By:	/s/ Linda F. Powers
		Name:	Linda F. Powers

		Title:	President and Chief Executive Officer
Principal Executive Officer
Principal Financial and Accounting Officer

