Form 10-K
period 2016-12-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2017-04-17
CIK 1072379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Securities registered pursuant to Section 12(b) of the Act: common stock, par value $0.001 per share

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $32,379,666 on June 30, 2016. As of April 14, 2017 the registrant had 186,061,822 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NORTHWEST BIOTHERAPEUTICS, INC.

FORM 10-K

PART I

This Report on Form 10-K for Northwest Biotherapeutics, Inc. may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are characterized by future or conditional verbs such as "may," "will," "expect," "intend," "anticipate," believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors and elsewhere in this Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission, including the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate safety and efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing. We do not assume any obligation to update forward-looking statements as circumstances change.

Unless the context otherwise requires, “Northwest Biotherapeutics,” the “Company,” “we,” “us,” “our” and similar names refer to Northwest Biotherapeutics, Inc. DCVax® is a registered trademark of the Company.

ITEM 1.	BUSINESS.

Overview

We are a biotechnology company focused on developing personalized immune therapies for cancer. We have developed a platform technology, DCVax, which uses activated dendritic cells to mobilize a patient's own immune system to attack their cancer.

Our lead product, DCVax®-L, is designed to treat solid tumor cancers in which the tumor can be surgically removed. This product in an ongoing Phase III trial for newly diagnosed Glioblastome multiforme (GBM). 331 patients have been enrolled in the trial, and enrollment is closed. The Company is also working on preparations for Phase II trials of DCVax-L for other indications.

Our second product, DCVax®-Direct, is designed to treat inoperable solid tumors. A 40-patient Phase I trial has been completed, and included treatment of a diverse range of cancers. The Company is working on preparations for Phase II trials of DCVax-Direct.

The DCVax Technology

Our platform technology, DCVax, is a personalized immune therapy which consists of a therapeutic vaccine that uses a patient's own dendritic cells, or DCs, the master cells of the immune system, as the therapeutic agent. The patient’s DCs are obtained through a blood draw, or leukapheresis. The DCs are then activated and loaded with biomarkers (“antigens”) from the patient’s own tumor. For DCVax-L, the antigen loading process takes place during the manufacturing of the product. For DCVax-Direct, the antigen loading process takes place in situ after the product is directly injected into the patient’s inoperable tumors. The loading of antigens into the DCs “educates” the DCs about what the immune system needs to target.

Clinical Trials and Early Access Programs

DCVax-L for Operable Solid Tumors: GBM Brain Cancer

Our lead product candidate is DCVax-L for Glioblastoma multiforme (GBM): the most aggressive and lethal type of brain cancer. With standard of care treatment for GBM today, including surgery, radiation and chemotherapy, the median time to tumor recurrence is about 7 months, and the median survival is about 15 months. There is an urgent need for new and better treatments.

DCVax-L is currently in a 331-patient Phase III trial. Enrollment has closed. Patients in the trial are continuing to be treated, and “events” of tumor recurrence and patient deaths are accumulating and being tracked. The trial includes a crossover option, under which patients who were originally assigned to the placebo arm of the trial have an opportunity, when their tumor recurs, to cross over and start receiving DCVax-L. Patients who were originally assigned to the treatment arm may also continue receiving the DCVax-L treatment after their tumor recurs.

The trial was on partial clinical hold for screening of new patients for enrollment; however, the patients already in the trial continued to be treated in accordance with the trial protocol, without interruption. In December 2016, the Company announced that to date the regulators had not agreed to remove the partial hold, and the Company had determined that it would not enroll the last 17 of the planned 348 patients. Thereafter, in February 2017, the FDA lifted its hold. The Company had self-imposed a hold on screening in countries outside the US, this remains in place in agreement with the regulators, and the Company will not enroll the last 17 patients as announced in December 2016.

The Company plans to conduct Phase II trials of DCVax-L in combination with other agents, such as checkpoint inhibitors, as resources permit. Such combination trials may include DCVax-L and Pembrolizumab (Keytruda) for colorectal cancer, as the Company has previously reported. Certain preparatory work will be required and regulatory approvals will have to be obtained for these trials.

“Information Arm” Outside the Phase III Trial

In parallel with the Phase III trial of DCVax-L for GBM, we accepted a total of 55 patients into an “Information Arm” outside of the trial, who failed to meet the eligibility requirements for the trial. Most of these patients were actual or potential “rapid progressors” (patients in whom the brain cancer is already appearing to re-grow by the time the patient finishes the 6 weeks of daily radiotherapy and daily chemotherapy following surgical removal of the tumor). These patients were generally treated with the same DCVax-L product as in the Phase III trial, on the same treatment schedule, at the same medical centers, in the same time period, and the data were collected and maintained by the same Contract Research Organization (CRO) as is managing the trial. Among these patients, about 20 of them apparently met the “progression” (tumor re-growth) criteria at two time points, both at the end of the 6 weeks of daily radiation and chemotherapy and 8 weeks later, and about 25 of the patients apparently met the “progression” criteria at one of the two time points. We plan to continue following the patients, and report on further results.

DCVax-L Early Access Programs

In March 2014, we received approval from the German regulatory authority of a “Hospital Exemption” for DCVax-L for glioma brain cancers under Section 4b of the German Drug Law outside of our Phase III trial. Since then, we have undertaken program development and preparation activities, including an annual filing for a potential reimbursement score. We undertook treatment of 9 patients under the Hospital Exemption. We did not undertake new Hospital Exemption patients while the Phase III trial enrollment was on partial hold. We do not plan to undertake new Hospital Exemption patients while we complete the accumulation of data events, and analysis and reporting of the data, for the Phase III trial.

As previously reported, we have also treated a substantial number of compassionate use patients, under an Expanded Access Protocol in the US. We have also been exploring other early access program opportunities outside the US.

DCVax-Direct for Inoperable Solid Tumor Cancers

Our DCVax-Direct product offers a potential new treatment option for inoperable tumors. This can potentially apply to a wide range of clinical situations: for example, situations in which patients' tumors are considered inoperable because the patient has multiple tumors, or their tumor cannot be completely removed, or the surgery would cause undue damage to the patient and impair their quality of life.

A large number of patients with a variety of cancer types are faced with this situation, because their tumors are already locally advanced or have begun to metastasize by the time symptoms develop and the patients seek diagnosis and treatment. For these patients, the outlook today is bleak and survival remains quite limited.

DCVax-Direct is administered by direct injection into a patient's tumors. It can potentially be injected into any number of tumors, enabling patients with locally advanced disease or with metastases to be treated. With image guidance, DCVax-Direct can also be injected into tumors in virtually any location in the body.

We conducted a 40-patient Phase I trial of DCVax-Direct at MD Anderson Cancer Center and at Orlando Health, mainly during 2013-2015, and we are still following patients from this trial. The patients enrolled in this trial had failed other treatments, and had multiple tumors and actively progressing disease. In spite of this heavy disease burden, the treatment regimen in this first clinical trial was very conservative: only one tumor was injected in each patient, and most of the patients received only 3 treatments over the course of 2 weeks, with some receiving a 4th treatment at week 8 and beyond.

Despite these challenging circumstances, clinical effects seen in various patients include examples of tumor necrosis (i.e., cell death) in the injected tumors, shrinkage or stabilization in some non-injected tumors, stabilization of disease and survival times beyond what was expected. We are continuing to collect follow-up data, and anticipate continuing to report on it.

This Phase I trial was designed to be very informative: we treated numerous diverse types of cancers (sarcoma, pancreatic, colorectal, lung, melanoma and others); we tested three different dose levels and various methods of image-guided administration; we collected both imaging and biopsy data, and correlated them with clinical effects in patients; we evaluated both local effects in the injected tumors and systemic effects in the non-injected tumors; we evaluated potential endpoints for future trials; and most importantly, we evaluated safety.

In the Phase I stage of the DCVax-Direct Phase I/II trial, the safety profile was excellent (as has also been the case over the years with DCVax-L). Typically patients develop a fever after the injections, to a limited extent and for a limited duration, and they do not generally experience any significant toxicities.

Based upon the data and experience to date, we are planning to proceed with at least two Phase II trials of DCVax-Direct in different cancers, if resources permit. In the Phase II trials, we plan to inject multiple tumors, rather than just one tumor, and we plan to administer more treatments than in the Phase I trial.

Target Markets for DCVax Products

Since our DCVax-L product is potentially applicable to all types of operable solid tumors, and our DCVax-Direct product is potentially applicable to all types of inoperable solid tumors, we believe that the potential markets for DCVax products are particularly large. According to the American Cancer Society, 1 in 2 men, and 1 in 3 women in the U.S. will develop some form of cancer in their lifetime. There are nearly 1.5 million new cases of cancer per year in the U.S., and nearly 600,000 deaths from cancer. The statistics are similar in Europe and elsewhere..

Brain cancer

Brain cancers fall into two broad categories: primary (meaning the cancer first originates in the brain) and metastatic (meaning the cancer first appears elsewhere in the body, but subsequently metastasizes or spreads to the brain). In the U.S. alone, on an annual basis, there are some 40,000 new cases of primary brain cancer (including about 12,000 cases of GBM, the most severe grade of primary brain cancer), and 160,000 new cases of metastatic brain cancer. The numbers are similar in Europe and elsewhere.

In addition, brain cancer is a serious medical problem in children 18 years and under. It is the second most frequent type of childhood cancers (after leukemias) and, following progress in reducing death rates from leukemias, it is now a leading cause of childhood cancer deaths.

Very little has changed in the last 30 years in the treatment and clinical outcomes for GBM. With typical standard of care treatment today - surgery, radiation and chemotherapy - patients still generally die within a median of about 15 months from diagnosis. There is an urgent need for new treatment options.

Manufacturing of DCVax

We use a batch manufacturing technology for our DCVax products, and we believe this manufacturing approach is a key part of the practicality of our product and its economic feasibility. Generally, we are able to produce enough doses for the patient’s treatment regimen through just one manufacturing process. When a batch of DCVax product has been made, we then cryopreserve it.

Both of these technologies, the personalized batch manufacturing for each patient and the cryopreservation, are essential elements of our manufacturing model and product economics. Together, they enable us to usually incur the high costs of manufacturing just one time for each patient, and then store the multi-year or multi-dose quantity of product, frozen, in single doses. This makes DCVax effectively an “off the shelf” product for the patient after the initial manufacturing, even though it is personalized, and we anticipate that this will enable the pricing of DCVax to be in line with other new cancer drugs. We also believe that both economies of scale and automation will further enhance the product economics. The manufacturing process today is also rapid: about 8 days for DCVax-L, and 7 days for DCVax-Direct, followed by quality control and release testing.

We contract out the manufacturing of our DCVax products to Cognate BioServices. Although there are many contract manufacturers for small molecule drugs and for biologics, there are very few companies who specialize in manufacturing living cell products. Manufacturing of cellular products is fundamentally different than production of small molecules or biologics, and the regulatory requirements are very difficult to meet. Cognate BioServices has long specialized in the production of cellular products, and has a leading track record with such products.

Our DCVax programs require a large amount of capacity in these specialized manufacturing facilities, and generally require that the large capacity be dedicated exclusively to our programs. Most medical products, including other types of cellular products, are made in batches on a pre-scheduled basis. In contrast, our products are fully personalized and can only be made in individual personalized batches, not large-scale batches of standardized products, and our products are made on demand, on an ongoing basis. So, the manufacturing suites generally must be dedicated entirely to NW Bio’s products.

Cognate BioServices’ manufacturing facility for clinical-grade cell products is located in Memphis, Tennessee. Cognate BioServices' facility is approximately 80,000 square feet and contains substantial buildout expansion space in addition to the portions currently built out and in use. The current manufacturing facilities are sufficient to produce DCVax for at least several thousand patients per year. The expansion space will allow us to procure significantly increasing capacity when needed for commercial readiness. We are also developing a facility for manufacturing in the U.K. for the European market. It is necessary for us to have manufacturing operations in Europe to meet the logistical requirements for European patients relating to the collection, delivery and processing of the patient’s blood draw containing the immune cells (for which the time window is too limited to reach the US manufacturing facility).

Intellectual Property and Orphan Drug Designation

We have an integrated strategy for protection of our technology through both patents and other mechanisms, such as Orphan Drug status. As of December 31, 2017, we have over 160 issued patents and more than 70 pending patent applications worldwide, grouped into 12 patent families. Of these, 144 issued patents and 61pending patent applications relate to our DCVax products. In the United States and Europe, some of our patents and applications relate to the composition and use of products, while other patents and applications relate to other aspects such as manufacturing and quality control. For example, in the United States, we have four issued and seven pending patent applications that relate to the composition and/or use of our DCVax products. We also have other U.S patents and applications that cover, among other things, quality control for DCVax and an automated system which we believe will help enable the scale-up of production for large numbers of patients on a cost-effective basis. Similarly, in Europe, we have five patents issued by and five pending patent applications with the European Patent Office ("EPO") that cover our DCVax products, and other patents and applications that cover aspects such as manufacturing and quality control, and the automated system. In Japan, we have six issued patents and three pending patent applications relating to our DCVax products, as well as manufacturing related patents. Patents have been granted and are pending in other foreign jurisdictions which may be potential future markets for our DCVax products.

During 2016, nine new patents were issued to us as part of our worldwide patent portfolio (including a European patent validated into 25 patents in various European countries, a second European patent validated into 20 patents in various European countries and 7 other foreign patents). The newly issued patents cover a variety of subject matter, such as the machine and system to manufacture DCVax-Direct in Europe and India, and certain other processes and methods for manufacturing and for enhancing the potency of dendritic cells.

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

Competition

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. A large and growing number of companies are actively involved in the research and development of immune therapies or cell-based therapies for cancer (including Juno, Kite, Bellicum, Argos, Agenus, Asterias and many others). In addition, many big pharma companies (including BMS, Merck, Pfizer, Astra Zeneca, Roche and others) are rapidly developing, and have begun obtaining accelerated approvals for, a new class of checkpoint inhibitor drugs to “take the brakes off” patients’ immune responses to cancer. Other novel technologies for cancer are also under development or have recently been approved, such as the Optune electro-therapy device of NovoCure. Additionally, many companies are actively involved in the research and development of monoclonal antibody-based and bi-specific antibody based cancer therapies. Currently, a substantial number of antibody-based drugs are approved for commercial sale for cancer therapy, and a large number of additional ones are under development. Many other third parties compete with us in developing alternative therapies to treat cancer, including: biopharmaceutical companies; biotechnology companies; pharmaceutical companies; academic institutions; and other research organizations, as well as some medical device companies.

We face extensive competition from companies developing new treatments for brain cancer. These include a variety of immune therapies, as mentioned above, as well as a variety of small molecule drugs and biologics. There are also a number of existing drugs used for the treatment of brain cancer that may compete with our product, including, Avastin® (Roche Holding AG), Gliadel® (Eisai Co. Ltd.), and Temodar® (Merck & Co., Inc.), as well as the Optune electro-therapy device (Novocure). Both checkpoint inhibitor drugs and T cell based therapies are pursuing clinical trials for solid tumors, including brain cancer, as well.

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

Available Information

Our website address is www.nwbio.com. We make available, free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as is reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission (the “SEC”), but other information on our website is not incorporated into this report. The SEC maintains an Internet site that contains these reports at www.sec.gov. Additionally, these reports may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, on official business days during the hours of 10 a.m. and 3 p.m. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

Employees and Contractors

As of December 31, 2016, we had 10 full-time and 1 part-time employee in the US, and 5 full-time employees in Europe. We believe our employee relations are positive.

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

As of December 31, 2016, we had net cash outflows flows from operations, since inception. We may never achieve or sustain profitability.

Our auditors have issued a “going concern” audit opinion.

Our independent auditors have indicated in their report on our December 31, 2016 financial statements that there is substantial doubt about our ability to continue as a going concern. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation.

Our management and our independent auditors have identified certain internal control deficiencies, which our management and our independent auditor believe constitute material weaknesses although they did not result in any adjustments.

In connection with the preparation of our financial statements for the year ended December 31, 2016, and prior years, our management and our independent auditor identified certain internal control deficiencies that, in the aggregate, represent material weaknesses, including the following:

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

As of December 31, 2016, we had 10 full time and 1 part-time employees in the US, plus 5 full-time employees in Europe. The rest of our personnel are retained on a consulting or contractor basis. Many biotech companies would typically have a larger number of employees by the time they reach late stage clinical trials. Such trials and other programs require extensive management capabilities, activities and skill sets, including scientific, medical, regulatory (for FDA and foreign regulatory counterparts), manufacturing, distribution and logistics, site management, reimbursement, business, financial, legal, public relations outreach to both the patient community and physician community, intellectual property, administrative, regulatory (SEC), investor relations and other.

In order to fully perform all these diverse functions, with trials and programs under way at many sites across the U.S. and in Europe, we may need to expand our management, technical and other personnel. However, with respect to management and technical personal, the pool of such personnel with expertise and experience with living cell products, such as our DCVax immune cell product, is very limited. In addition, we are a small company with limited resources, our business prospects are uncertain and our stock price is volatile. For some or all of such reasons, we may not be able to recruit all the management, technical and other personnel we need, and/or we may not be able to retain all of our existing personnel. In such event, we may have to continue our operations with a small team of personnel, and our business and financial results may suffer.

We rely at present on third-party contract manufacturers. As a result, we may be at risk for capacity limitations and/or supply disruptions.

We currently rely upon Cognate BioServices, Inc., or Cognate, to produce all of our DCVax product candidates in the U.S., and to supervise the production of our DCVax product candidates outside the U.S. Cognate BioServices is owned by Toucan Capital Fund III, L.P., one of our stockholders who is an affiliate. We have an agreement in place with Cognate BioServices pursuant to which Cognate BioServices has agreed to provide manufacturing and other services for the clinical trials and initial potential commercialization, in connection with our Phase III clinical trial of DCVax-L in brain cancer, and other programs. The agreement requires us to make certain minimum monthly payments to Cognate BioServices in order to have dedicated manufacturing capacity available for our products, irrespective of whether we actually order any DCVax products. The agreement also specifies the amounts we must pay for Cognate BioServices’ manufacturing of DCVax products for patients.

Due to the large expansion of our Phase III trial with DCVax-L for brain cancer, and initiation of the trial in Europe, as well as initiation of our DCVax-Direct program, and certain advanced product development work, additional services that are required for logistics, distribution and tracking, and other pending programs, and the need for expanded manufacturing capacity, we entered into four new agreements with Cognate BioServices in January, 2014, for our DCVax-L and DCVax-Direct programs, Ancillary Services and Manufacturing Expansion Services. However, there can be no assurance that these expanded agreements will be sufficient. The agreements involved substantial upfront payments and provided for payment of at least half of all invoices to be paid in common stock and warrants of the Company for a limited period of time, and the remainder of the invoice amounts to be paid in cash. The stock and warrants were subject to a lock-up period, and were originally subject to most favored nation treatment with respect to terms provided to other investors or creditors (including with respect to any warrants), however, the most favored nation provisions were removed and the remaining lock-up was terminated in 2016. The agreements may cover commercial as well as clinical activities, and will only be terminable early by either party for uncured material breach by the other party, although we can also suspend or stop our program at any time, and pay a fee under the agreements. We have been in breach of these agreements in numerous occasions, including as of December 31, 2016, primarily for non-payment.

We have entered into an agreement with King’s College London to manufacture DCVax for our clinical trial and our compassionate use cases. Cognate BioServices will manage and supervise the processing in London. In addition, our partner in Germany, the Fraunhofer IZI Institute, has received approval and certification from the regional and national regulatory agencies in Germany for the manufacture of DCVax for GBM. Fraunhofer IZI also received the necessary regulatory approvals to supply DCVax-L products to the U.K. for our clinical trial there. We anticipate that the manufacturing facilities in the U.K. will eventually obtain the necessary approvals, and that the German and U.K. facilities will be able to supply DCVax products for clinical trials anywhere in Europe; however, this may not turn out to be feasible, for regulatory, operational and/or logistical reasons.

Problems with the manufacturing facilities, processes or operations of Cognate BioServices, or of our partners in the U.K. and/or Germany, could result in a failure to produce, or a delay in producing adequate supplies of our DCVax product candidates. A number of factors could cause interruptions or delays, including the inability of a supplier to provide raw materials, equipment malfunctions or failures, damage to a facility due to natural disasters or otherwise, changes in FDA or European regulatory requirements or standards that require modifications to our manufacturing processes, action by the FDA or European regulators, or by us that results in the halting or slowdown of production of components or finished products due to regulatory issues, our manufacturers going out of business or failing to produce product as contractually required, and/or other similar factors. Because manufacturing processes for our DCVax product candidates are highly complex, require specialized facilities (dedicated exclusively to DCVax production) and personnel that are not widely available in the industry, involve equipment and training with long lead times, and are subject to lengthy regulatory approval processes, alternative qualified production capacity may not be available on a timely basis or at all. Also, Cognate could choose to terminate its agreements with us if we are in breach, or if we undergo a change of control. Difficulties, delays or interruptions in the manufacturing and supply and delivery of our DCVax product candidates could require us to stop enrolling new patients into our trials, and/or require us to stop the trials or other programs, stop the treatment of patients in the trials or other programs, increase our costs, damage our reputation and, if our product candidates are approved for sale, cause us to lose revenue or market share if our manufacturers are unable to timely meet market demands.

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

To date, we have only completed early stage trials with our first product (DCVax-L) in limited numbers of patients. Although we believe the results of those trials were quite positive, those results may not be achieved in our later stage clinical trials, such as the 331-patient Phase III trial we are now conducting for GBM, and our product candidates may not ultimately be found to be effective. Further, although the safety profile of our DCVax-L product was excellent in the early stage clinical trials, toxicity may be seen as we treat larger numbers of patients in late stage clinical trials. If such toxicity occurs, it could limit, delay or stop further clinical development or commercialization of our DCVax-L product.

We have only conducted the Phase I portion of our first-in-man Phase I/II clinical trial with our DCVax Direct product, after prior early stage trials with DCVax-L and DCVax-Prostate. Although the early results have not indicated any significant toxicity, we do not yet know what efficacy or toxicity DCVax-Direct may show in a larger sample of human patients. This product may not ultimately be found to be effective, and/or it may be found to be toxic, which could limit, delay or stop clinical development or commercialization of DCVax-Direct.

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

We have limited experience in conducting and managing clinical trial, and we rely on third parties to assist with these services.

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

We may not be successful in negotiating reimbursement

The reimbursement eligibility determination that we have received in Germany for our DCVax-L product for brain cancer allows us to negotiate reimbursement arrangements on a case by case basis, but does not ensure a positive outcome. We must negotiate with hospitals and Sickness Funds on a patient by patient basis. Reimbursement prior to commercial approval (the current stage of our DCVax-L programs) is rare, and we do not have substantial precedents to refer to. Our DCVax-L product involves a different cost structure than traditional drugs and may require different reimbursement arrangements. The reimbursement arrangements also may be applied on a patient by patient basis. We may not be successful in negotiating or obtaining reimbursement, or obtaining it on acceptable or viable terms.

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

In markets outside the U.S., the prices of medical products are subject to direct price controls and/or to reimbursement with varying price control mechanisms, as part of national health systems. In general, the prices of medicines under such systems are substantially lower than in the U.S. Some jurisdictions operate positive and/or negative list systems under which products may only be marketed once a reimbursement price has been agreed. Other countries allow companies to fix their own prices for medicines, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. Accordingly, in markets outside the U.S., the reimbursement for our products may be reduced compared with the U.S. and may be insufficient to generate commercially reasonable revenues and profits.

Competition in the biotechnology and biopharmaceutical industry is intense, rapidly expanding and most of our competitors have substantially greater resources than we do.

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. Several companies, such as Juno, Kite Bellicum, Argos, Agenus, Asterias, and a rapidly expanding number of other companies are actively involved in the research and development of immune therapies or cell-based therapies for cancer. In addition, other novel technologies for cancer are under development or commercialization, such as checkpoint inhibitor drugs (which are being rapidly developed by numerous big pharma companies including BMS, Merck, Pfizer, Astra Zeneca, Roche and others) and various T cell based therapies (which are also being rapidly developed by numerous companies with extraordinary resource backing), as well as the electro-therapy device of NovoCure. Additionally, many companies are actively involved in the research and development of monoclonal antibody-based cancer therapies. Currently, a substantial number of antibody-based products are approved for commercial sale for cancer therapy, and a large number of additional ones are under development, including late stage trials. Many other third parties compete with us in developing alternative therapies to treat cancer, including: biopharmaceutical companies; biotechnology companies; pharmaceutical companies; academic institutions; and other research organizations, as well as some medical device companies (e.g., NovoCure and MagForce Nano Technologies AG).

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

In the E.U., there exists a process for approval of generic biological medicinal products once patent protection and other forms of data and market exclusivity have expired. Arrangements for approval of generic biologics products exist in the U.S. as well, and the FDA has begun approving bio-similar products. Other jurisdictions may approve generic biologic medicinal products as well. If generic biologic medicinal products are approved, competition from such products may substantially reduce sales of our products.

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

We may be subject to environmental regulatory requirements, and could fail to meet such requirements, and we do not carry insurance against environmental damage or injury claims.

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

We work with scientists and medical professionals at a variety of academic and other institutions, some of whom have conducted research for us or have assisted in developing our research and development strategy. These scientists and medical professionals are collaborators, not our employees. They may have commitments to, or contracts with, other institutions or businesses (including competitors) that limit the amount of time they have available to work with us. We have little control over these individuals. We can only expect that they devote time to us and our programs as required by any license, consulting or sponsored research agreements we may have with them. In addition, these individuals may have arrangements with other companies to assist in developing technologies that may compete with our products. If these individuals do not devote sufficient time and resources to our programs, or if they provide substantial assistance to our competitors, our business could be seriously harmed.

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

Our business activities have involved animal testing and could involve further such testing, as such testing is required before new medical products can be tested in clinical trials in human patients. Animal testing has been the subject of controversy and adverse publicity. Some organizations and individuals have attempted to stop animal testing by pressing for legislation and regulation in these areas. To the extent that the activities of such groups are successful, our business could be adversely affected. Negative publicity about us, our pre-clinical trials and our product candidates could also adversely affect our business.

Multiple late stage clinical trials of DCVax-L for GBM, our lead product, may be required before we can obtain regulatory approval.

Typically, companies conduct multiple late stage clinical trials of their product candidates before seeking product approval. Our current Phase III 331-patient clinical trial of DCVax-L for GBM is our first late stage trial. We may be required to conduct additional late stage trials with DCVax-L for GBM before we can obtain product approval. This would substantially delay our commercialization. In addition, our Phase III trial of DCVax-L was placed on a partial clinical hold for new screening for enrollment in 2015. Although the FDA lifted its hold in February 2017 as previously reported by the Company, the Company had already closed enrollment with 331 of the planned 348 patients. Since we did not enroll the last 17 of the planned 348 patients, this could adversely affect the statistical and other analyses of our Phase III trial results, and could make it more difficult to seek product approval or more likely that further trials could be required. In addition, a rapidly growing number of products are under development for brain cancer, including immunotherapies such as checkpoint inhibitor drugs and T cell based therapies, and some (e.g., NovoCure’s device) have been approved in the U.S. It is possible that the standard of care for brain cancer could change while our Phase III trial is still under way. This could necessitate further clinical trials with our DCVax-L product candidate for brain cancer.

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

The time period required to obtain regulatory approval varies between countries. In the U.S., for products without “Fast Track” status, it can take up to 18 months after submission of an application for product approval to receive the FDA's decision. Even with Fast Track status, FDA review and decision can take up to 12 months. At present, we do not have Fast Track status for our lead product, DCVax-L for GBM. We plan to apply for Fast Track status, but there can be no assurance that FDA will grant us such status for DCVax-L.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Patent laws afford only limited protection and may not protect our rights to the extent necessary to sustain any competitive advantage we may have. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems in protecting our proprietary rights in those countries. Moreover patents and patent applications relating to living cell products are relatively new, involve complex factual and legal issues, and are largely untested in litigation - and as a result, are uncertain. Our pending and future patent applications may not result in patents being issued which adequately protect our technology or products or which effectively prevent others from commercializing the same or competitive technologies and products. As a result, we may not be able to obtain meaningful patent protection for our commercial products, and our business may suffer as a result. Third parties may challenge our existing patents, and such challenges could result in overturning or narrowing some of our patents. Even if our patents are not challenged, third parties could assert that their patents block our use of technology covered by some or all of our patents

As of December 31, 2016, we had 144 issued patents and 61 pending patent applications worldwide relating to our product candidates and related matters such as manufacturing processes. The issued patents expire at various dates from 2022 to 2028. Our issued patents may be challenged, and such challenges may result in reductions in scope, cancellations or invalidations. Our pending patent applications may not result in issued patents. Moreover, our patents and patent applications may not be sufficiently broad to prevent others from using substantially similar technologies or from developing competing products. We also face the risk that others may independently develop similar or alternative technologies, or design around our patented technologies. As a result, no assurance can be given that any of our pending or future patent applications will be granted, that the scope of any patent protection currently granted or that may be granted in the future will exclude competitors or provide us with competitive advantages, that any of the patents that have been or may be issued to us will be held valid if subsequently challenged, or that other parties will not claim rights to or ownership of our patents or other proprietary rights that we hold.

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

There is a substantial amount of litigation involving patent and other intellectual property rights in the biotechnology and biopharmaceutical industries generally. The patent landscape is especially uncertain in regard to cell therapy products, as it involves complex legal and factual questions for which important legal principles remain unresolved. We may become party to, or be threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference proceedings, Inter Partes Reexamination, or Post Grant Review before the U.S. Patent and Trademark Office. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages. If the infringement is found to be willful, we could be liable for treble damages. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

Our Common Stock is considered a “penny stock” and may be difficult to sell.

The Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. Historically, the price of our Common Stock has fluctuated greatly. As of the date of this filing, the market price of our common stock is less than $5.00 per share, and therefore is a “penny stock” according to Commission rules. The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common stock, and may result in decreased liquidity for our common stock and increased transaction costs for sales and purchases of our common stock as compared to other securities.

Toucan Capital and its affiliates, including Linda Powers and Cognate BioServices, are the principal holders of our shares of common stock, and this concentration of ownership may have a negative effect on the market price of our common stock.

As of December 31, 2016, Toucan Capital and its affiliates (including Cognate BioServices, Toucan Partners and Linda Powers, who also serves as our Chief Executive Officer and Chairperson of the Board of Directors), collectively, beneficially owned a significant percentage of our outstanding common stock on that date. This concentration of ownership could involve conflicts of interest, and may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning stock of companies with controlling stockholders, including controlling stockholders who could have conflicts of interest. Toucan Capital and its affiliates, including Linda Powers and Cognate BioServices, have the ability to exert substantial influence over all matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets, as well as over our business plans, strategies or operations. This influence could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination or action that could be favorable to investors.

The requirements of the Sarbanes-Oxley Act of 2002 and other U.S. securities laws impose substantial costs, and may drain our resources and distract our management.

We are subject to certain of the requirements of the Sarbanes-Oxley Act of 2002 in the U.S., as well as the reporting requirements under the Exchange Act. The Exchange Act requires, among other things, filing of annual reports on Form 10-K, quarterly reports on Form 10-Q and periodic reports on Form 8-K following the happening of certain material events, with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We have identified a number of material weaknesses in our internal controls, as described above under “Our management and our independent auditors have identified certain internal control deficiencies, which our management and our auditors believe constitute material weaknesses although they did not result in any adjustments.” Meeting the requirements of the Exchange Act and the Sarbanes-Oxley Act may strain our resources and may divert management's attention from other business concerns, both of which may have a material adverse effect on our business.

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

Sales of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to decline. A substantial majority of the outstanding shares of our common stock are freely tradable without restriction or further registration under the Securities Act. In addition, as of December 31, 2016, 58,278,000 shares of our common stock are issuable upon exercise of outstanding warrants and 1,551,000 shares of our common stock are issuable upon exercise of outstanding options.

We may have claims and lawsuits against us that may result in adverse outcomes.

From time to time, we may be subject to a variety of claims and lawsuits. As described more fully in “Item 3. Legal Proceedings,” of Part I of this Form 10-K, we are engaged in responding to a shareholder demand for access to certain corporate books and records, and we are also engaged in shareholder litigation, including a class action securities lawsuit that was filed in the U.S. District Court for the District of Maryland, a shareholder derivative action pending in the U.S. District Court for the District of Maryland, and a lawsuit asserting both derivative and direct class action claims pending in the Delaware Court of Chancery. We believe that the claims are without merit. However, litigation and claims are subject to inherent uncertainties, and adverse rulings or outcomes could occur, and/or could lead to further claims or litigation. Adverse outcomes or further litigation could result in significant monetary damages or injunctive relief that could adversely affect our business. A material adverse impact on our financial statements also could occur for the period in which an unfavorable final outcome becomes probable and its effect becomes reasonably estimable. In addition, litigation and claims may divert material amounts of management time and attention from our business, and/or involve significant legal costs and expenses.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Operating Lease

On July 31, 2012, we entered into a non-cancelable operating lease for 7,097 square feet of office space in Bethesda, Maryland, which expires in March 2018. On October 28, 2013, we entered into a non-cancelable operating lease for 4,251 square feet of office space in Germany, which expires in December 2017. On March 26, 2016, we entered into a non-cancelable operating lease for 505 square feet of office space in London, which was set to expire on March 20, 2017. On December 19, 2016, we entered a renewal agreement to extend the office lease for additional 1 year until March 20, 2018. As of December 31, 2016, obligations for future minimum lease payments under these leases, in aggregate over the rest of the lease term, total approximately $0.7 million.

U.K. Facility

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

ITEM 3.	LEGAL PROCEEDINGS

Derivative and Class Action Litigation

On June 19, 2015, two purported shareholders filed a lawsuit in the Delaware Court of Chancery, captioned Tharp, et al. v. Cognate, et al., C.A. 11179-VCG (Del. Ch. filed June 19, 2015), purportedly suing on behalf of a class of similarly situated shareholders and derivatively on behalf of the Company. The lawsuit names Cognate BioServices, Inc., Toucan Partners, Toucan Capital Fund III, our CEO Linda Powers and the individuals who then served on the Company’s Board of Directors as defendants, and names the Company as a “nominal defendant” with respect to the derivative claims. The complaint generally challenges certain transactions between the Company and Cognate and the Toucan entities, in which Cognate and the Toucan entities provided services and financing to the Company, or agreed to the conversion of debts owed to them by the Company into equity. The complaint seeks unspecified monetary relief for the Company and the plaintiffs, and various forms of equitable relief, including disgorgement of allegedly improper benefits, rescission of the challenged transactions, and an order forbidding similar transactions in the future. The plaintiffs filed an amended complaint on November 6, 2015. The Company and the other named defendants filed motions to dismiss the amended complaint on January 19, 2016, which are now fully briefed.

On November 19, 2015, a third purported shareholder filed a lawsuit in the U.S. District Court for the District of Maryland, captioned Yonemura v. Powers, et al., No. 15-03526 (D. Md. filed Nov. 19, 2015), claiming to sue derivatively on behalf of the Company. The complaint names the individuals who then served on the Company’s Board of Directors, Toucan Capital Fund III, L.P., Toucan General II, LLC, Toucan Partners, LLC, and Cognate as defendants, and names the Company as a nominal defendant. The complaint generally challenges the same transactions disputed in the Delaware case, claiming that the Company purportedly overcompensated Cognate and Toucan for certain services and loans in payments of stock, and that the Company’s CEO, Ms. Powers, benefited from these transactions with Cognate and Toucan, which she allegedly owns or controls. The complaint asserts that the alleged overpayments unjustly enriched Ms. Powers, Toucan, and Cognate; that the Company’s directors breached their fiduciary duties of loyalty and good faith to the Company by authorizing the payments to Cognate; and that Ms. Powers, Cognate, and Toucan aided and abetted the directors’ breaches of fiduciary duties. The plaintiff seeks an award of unspecified damages to the Company and seeks equitable remedies, including disgorgement by Ms. Powers, Toucan, and Cognate of the allegedly improper benefits received as a result of the disputed transactions. The plaintiff also seeks costs and disbursements associated with bringing suit, including attorneys' fees and expert fees. The case is currently stayed pending the parties’ progress toward an acceptable resolution of the litigation.

On November 28, 2016, a purported shareholder filed a lawsuit in the Circuit Court for Montgomery County, Maryland, captioned Wells v. Powers, et al., Case No. 427353-V (Md. Cir. Ct., Mont. Cnty. filed Nov. 28, 2016), claiming to sue derivatively on behalf of the Company. The complaint names six current and former members of the Company’s Board of Directors, Toucan Partners, LLC, Toucan Capital Fund III, L.P., Toucan Partners, LP (a non-existent entity), Toucan General II, LLC, and Cognate as defendants, and names the Company as a nominal defendant. The complaint largely challenges the same transactions disputed in the two cases discussed above, claiming that the Company overcompensated Cognate and Toucan for certain services and loans. It asserts that, by authorization those transactions, the individual defendants breached their fiduciary duties to the Company, abused their ability to control and influence the Company, and engaged in gross mismanagement of the Company’s business and assets. In addition, the complaint claims that the individual defendants are liable to the Company for misleading its investors and financiers. The complaint claims that the individual defendants were unjustly enriched by receiving compensation while the Company’s stock price was allegedly artificially inflated; that Ms. Powers, Toucan, and Cognate are “controlling” stockholders of the Company who breached their fiduciary duties to minority stockholders; that Ms. Powers, Toucan, and Cognate, benefited from these transactions due to their alleged “control”; that the alleged overpayments unjustly enriched Ms. Powers, Toucan, and Cognate; and that Toucan and Cognate aided and abetted the individual defendants in breaching their fiduciary duties. The complaint seeks the award of unspecified damages to the Company; an order from the court directing the Company to reform its corporate governance and internal procedures; and equitable remedies, including restitution and disgorgement from defendants. The plaintiff also seeks the costs and disbursements associated with bringing suit, including attorneys’ fees, costs, and expenses. The plaintiff filed an amended complaint on March 1, 2017. The Company intends to vigorously defend the case.

Class Action Securities Litigation

On August 26, 2015, a purported shareholder of the Company filed a putative class action lawsuit in the U.S. District Court for the District of Maryland, captioned Lerner v. Northwest Biotherapeutics, Inc., et al., No. 15-02532 (D. Md. filed Aug. 26, 2015). The lawsuit named the Company and Ms. Powers as defendants.  On December 14, 2015, the court appointed two lead plaintiffs. The Lead Plaintiffs filed an amended complaint on February 12, 2016, purportedly on behalf of all of those who purchased common stock in NW Bio between January 13, 2014 and August 21, 2015. The amended complaint generally claimed that the defendants violated Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 by making misleading statements and/or omissions on a variety of subjects, including the status and results of the Company’s DCVax trials.  The amended complaint sought unspecified damages, attorneys’ fees, and costs. The Company and Ms. Powers filed a motion to dismiss the amended complaint.  On March 31, 2017, the court entered an order dismissing the case, and on April 12, 2017, the Lead Plaintiffs submitted a letter advising the court that they do not intend to file an amended complaint.

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

U.S. Securities and Exchange Commission

As previously reported, on December 13, 2016, the Company received a formal information request (subpoena) from the SEC regarding several broad topics that have been previously disclosed, including the Company’s membership on Nasdaq and delisting, related party matters, internal controls and the Company’s Special Litigation Committee. The period covered is January 1, 2013 to the present. The investigation is ongoing and the Company is cooperating fully.

Special Litigation Committee

As previously reported, the Company appointed a Special Litigation Committee, and the Committee has undertaken an inquiry into the allegations of various lawsuits filed against the Company, and an anonymous internet report raising criticisms of the Company and its Board and management, including with respect to the reasonableness of the transactions with Cognate. The Committee has retained experts to help analyze some of these issues.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUERS PURCHASES OF EQUITY SECURITIES

Market for Common Equity and Related Stockholder Matters

Our common stock and certain warrants trade on OTCQB under the trading symbols “NWBO” and “NWBOW” effective December 19, 2016.   The table below sets forth the high and low prices for our common stock for the last two fiscal years. Quotations reflect inter-dealer prices, without retail mark-up, mark-down commission, and may not represent actual transactions. No assurance can be given that an active market will exist for our common stock.

	High	Low

Year end December 31, 2016
First Quarter	$3.06	$1.31
Second Quarter	1.72	0.56
Third Quarter	0.70	0.32
Fourth Quarter	0.83	0.35

Year end December 31, 2015
First Quarter	$8.76	$5.25
Second Quarter	10.79	7.05
Third Quarter	12.55	5.85
Fourth Quarter	6.62	3.12

As of March 28, 2017, there were approximately 163 holders of record of our common stock. Such holders may include any broker or clearing agencies as holders of record, and in such cases exclude the individual stockholders whose shares are held by such brokers or clearing agencies.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all future earnings, if any, to fund the ongoing development and growth of our business.  We do not currently anticipate paying any cash dividends in the foreseeable future.

Stock Performance Graph

Not Applicable

Recent Sales of Unregistered Securities

On September 15, 2016, in connection with the exercise of warrants to purchase 3,486,814 shares of Common Stock for gross proceeds of approximately $1.2 million, the Company issued Series G Common Stock Purchase Warrants to purchase up to 3,486,814 shares of Common Stock at an exercise price of $0.52 per share.

On September 9, 2016, in connection with the exercise of warrants to purchase 3,700,000 shares of Common Stock for gross proceeds of approximately $1.3 million, the Company issued Series F Common Stock Purchase Warrants to purchase up to 3,700,000 shares of Common Stock at an exercise price of $0.41 per share.

On August 23, 2016, in connection with the exercise of warrants to purchase 3,656,817 shares of Common Stock for gross proceeds of approximately $1.3 million, the Company issued Series E Common Stock Purchase Warrants to purchase up to 3,656,817 shares of Common Stock at an exercise price of $0.41 per share.

On May 15, 2016, in connection with the exercise of warrants to purchase 4,411,764 shares of Common Stock for gross proceeds of approximately $4.2 million, the Company issued Series D Common Stock Purchase Warrants to purchase up to 2,205,882 shares of Common Stock at an exercise price of $1.00 per share.

On February 29, 2016, in connection with a registered direct offering, the Company issued Series C Warrants to purchase up to 2,941,177 shares of Common Stock at an exercise price of $4.00 per share.

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

The Company is focused on developing personalized immune therapies for cancer. We have developed a platform technology, DCVax, which uses activated dendritic cells to mobilize a patient's own immune system to attack their cancer.

The Company’s lead product, DCVax®-L, is designed to treat solid tumor cancers in which the tumor can be surgically removed. This product in an ongoing Phase III trial for newly diagnosed Glioblastome multiforme (GBM). 331 patients have been enrolled in the trial, and enrollment is closed. The Company is also working on preparations for Phase II trials of DCVax-L for other indications.

The Company’s second product, DCVax®-Direct, is designed to treat inoperable solid tumors. A 40-patient Phase I trial has been completed, and included treatment of a diverse range of cancers. The Company is working on preparations for Phase II trials of DCVax-Direct.

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date.  U.S. GAAP establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value.  The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).  These tiers include:

•	Level 1 - defined as observable inputs such as quoted prices for identical instruments in active markets;
•	Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable
•	Level 3 - inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

Impairment of Long-Lived Assets

The Company assesses its long-lived assets for impairment whenever facts and circumstances indicate that the carrying amounts may not be fully recoverable. To analyze recoverability, the Company projects undiscounted net future cash flows over the remaining lives of such assets. If these projected cash flows are less than the carrying amounts, an impairment loss would be recognized, resulting in a write-down of the assets with a corresponding charge to earnings. The impairment loss is measured based upon the difference between the carrying amounts and the fair values of the assets. Assets to be disposed of are reported at the lower of the carrying amounts or fair value less cost to sell. Management determines fair value using the discounted cash flow method or other accepted valuation techniques.

As of December 31, 2016, the undiscounted net future cash flows of the UK property were greater than the carrying value. Therefore, no impairment loss was considered necessary.

Environmental Remediation Liabilities

We record environmental remediation liabilities for properties acquired. The environmental remediation liabilities are initially recorded at fair value. The liability is reduced for actual costs incurred in connection with the clean-up activities for each property. Upon completion of the clean-up, the environmental remediation liability is adjusted to equal the fair value of the remaining operation, maintenance and monitoring activities to be performed for the property. The reduction in the liability resulting from the completion of the clean-up is included in other income. As of December 31, 2016, we estimate that the total environmental remediation costs associated with the purchase of the UK Facility will be approximately $6.2 million. Contamination clean-up costs that improve the property from its original acquisition state are capitalized as part of the property’s overall development costs. We engaged a third party specialist to conduct certain surveys of the condition of the property which included, among other things, a preliminary analysis of potential environmental remediation exposures. We determined, based on information contained in the specialist’s report, that we would be required to estimate the fair value of an unconditional obligation to remediate specific ground contamination at an estimated fair value of approximately $6.2 million. We computed its preliminary estimate of the fair value of this obligation using a probability weighted approach that measures the likelihood of the following two potential outcomes: (i) a higher probability requirement of erecting a protective barrier around the affected area at an estimated cost of approximately $4.5 million, and (ii) a lower probability requirement of having to excavate the affected area at an estimated cost of approximately $32 million. Our estimate is preliminary and therefore subject to change as further studies are conducted, and as additional facts come to our attention. Environmental remediation efforts are complex, technical and subject to various uncertainties. Accordingly, it is at least reasonably possible that any changes in our estimate could materially differ from the management’s preliminary discussed herein.

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

Adoption of Recent Accounting Pronouncements

Going Concern

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, “Presentation of Financial Statements - Going Concern”, which provide guidance about management's responsibility in evaluating whether there is substantial doubt relating to an entity’s ability to continue as a going concern and to provide related footnote disclosures as applicable. ASU 2014-15 is effective for the interim and annual periods ending after December 15, 2016 and the Company adopted the provisions of ASU 2014-15 as of December 31, 2016. There was no impact from adoption of this guidance on the Company's consolidated financial statements.

Interest - Imputation of Interest

In August 2015, the FASB issued ASU No. 2015-15, “Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU No. 2015-03, “Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs”. In particular, ASU No. 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted ASU No. 2015-15 during the first quarter of fiscal 2016, and its adoption did not have a material impact on its consolidated financial statements.

Restricted Cash

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which clarifies the presentation of restricted cash in the statements of cash flows. Under ASU 2016-18, restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. We adopted ASU 2016-18 during the three months ended December 31, 2016 on a retrospective basis. As a result, net cash provided by operating activities increased by $1.1 million in the year ended December 31, 2015. Beginning-of-period cash and restricted cash increased by $1.2 million in 2016. The following is a summary of our cash and restricted cash total as presented in the consolidated statements of cash flows for the years ended December 31, 2016 and 2015 (in thousands):

	December 31, 2016	December 31, 2015
Cash and cash equivalents	$6,186	$21,813
Restricted cash	685	1,235
Total cash and restricted cash	$6,871	$23,048

Recent Accounting Pronouncements

Statement of Cash Flows

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which addresses specific cash flow classification issues where there is currently diversity in practice including debt prepayment and proceeds from the settlement of insurance claims. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, with early adoption permitted. The Company is currently assessing the impact that ASU No. 2016-09 will have on its consolidated financial statements.

Compensation-Stock Compensation

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. Under ASU No. 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU No. 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU No. 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU No. 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with a fair value up to the amount of taxes owed using the maximum statutory tax rate in the employee’s applicable jurisdiction(s). ASU No. 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current U.S. GAAP, it was not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The amendments of this ASU are effective for reporting periods beginning after December 15, 2016, with early adoption permitted but all of the guidance must be adopted in the same period. The Company will adopt this guidance as of and for the three months ended March 31, 2017. The Company does not expect the adoption of ASU 2016-09 to have a material impact on its consolidated financial statements and related disclosures.

Revenue from Contracts with Customer

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, an updated standard on revenue recognition.  ASU No. 2014-09 provides enhancements to the quality and consistency of how revenue is reported by companies while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or U.S. GAAP.  The main purpose of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements.  In July 2015, the FASB voted to approve a one-year deferral of the effective date of ASU No. 2014-09, which will be effective for the Company in the first quarter of fiscal year 2018 and may be applied on a full retrospective or modified retrospective approach. The Company is currently evaluating the pending adoption of ASU 2014-09 and its impact on the Company's consolidated financial statements and has not yet identified which transition method will be applied upon adoption.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customer. The new guidance is an update to ASC 606 and provides clarity on: identifying performance obligations and licensing implementation. For public companies, ASU No. 2016-10 is effective for annual periods including interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations and cash flows.

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

Results of Operations

Operating costs:

Operating costs and expenses consist primarily of research and development expenses, including clinical trial expenses which increase when we are actively participating in clinical trials and especially when we are in a large ongoing international phase III trial. The associated administrative expenses also increase as such operating activities grow.

In addition to clinical trial related costs, our operating costs may include ongoing work relating to our DCVax products, including R&D, product characterization, and related matters. Going forward, we will also have to undertake process validation work.

Our operating costs also include the costs of preparations for the launch of new or expanded clinical trial programs, such as our planned Phase II clinical trials. The preparation costs include payments to regulatory consultants, lawyers, statisticians, sites and others, evaluation of potential investigators, the clinical trial sites and the CROs managing the trials and other service providers, and expenses related to institutional approvals, clinical trial agreements (business contracts with sites), training of medical and other site personnel, trial supplies and other. Additional substantial costs relate to the maintenance of manufacturing capacity, in both the US and Europe.

Our operating costs also include significant legal and accounting costs in operating the Company.

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

For the Years Ended December 31, 2016 and 2015

We recognized a net loss of $80.2 million and $114.7 million for the years ended December 31, 2016 and 2015, respectively. Net cash used in operations were $55.7 million and $79.7 million for the years ended December 31, 2016 and 2015, respectively.

Research and development expense

Research and development expense was $60.1 million and $103.1 million for the years ended December 31, 2016 and 2015, respectively. Included in research and development expense was $56.4 million and $57.9 million, respectively, related to clinical trial expenses such as CRO fees and site fees.

For the years ended December 31, 2016 and 2015, we made cash payments of approximately $14.2 million and $34.6 million, respectively, to Cognate BioServices. At December 31, 2016 and 2015, we owed Cognate BioServices $23.4 million and $5.5 million, respectively, for unpaid invoices. The Company has been in discussions with Cognate BioServices to negotiate a reduction of the amounts owed. The discussions are ongoing and the terms have not yet been finalized.

During the years ended December 31, 2016 and 2015, we incurred equity based compensation (restricted common stock and warrants) related to Cognate BioServices which would be valued at $13.7 million and $40.8 million, respectively, if the equity value were determined at the market price for unrestricted tradable shares. However, the shares issued to Cognate were unregistered, non-tradable shares subject to multiple restrictions, including affiliate restrictions, 3-year vesting and a 3-year lock-up covering shares that vested. The actual value was reduced accordingly. This equity compensation primarily involved one-time initiation payments of shares and warrants relating to the four new agreements we entered into with Cognate in January, 2014.   The equity compensation also included lock-up warrants (for the lock-up of Cognate shares) and originally included most favored nation shares and warrants but those most favored nation shares and warrants were returned and cancelled (and other most favored nation shares and warrants were cancelled and never issued) during 2016 as part of a remediation agreement with Nasdaq.

We incurred research and development costs related to Cognate BioServices of $48.3 million, and $78.5 million for the years ended December 31, 2016 and 2015, respectively, in connection with our clinical programs, R&D and facilities development.

General and administrative expense and legal expenses

General and administrative expense and legal expense was $19.8 million and $24.9 million for the years ended December 31, 2016, and 2015, respectively. The decrease in 2016 was primarily due to substantial reductions in the use of external consultants and other costs, partially offset by increases in legal costs. We incurred legal expenses of $8.9 million and $6.6 million for the years ended December 31, 2016 and 2015, respectively.

Change in fair value of derivatives

During the years ended December 31, 2016 and 2015, we recognized gain on derivative liabilities of $17.9 million and $15.7 million, respectively. The gain was primarily due to the change in fair value of warrants issued to Cognate BioServices for research and development, and warrants issued in connection with our Cognate BioServices service agreements entered in July 2013 and January 2014.

Inducement loss

During the years ended December 31, 2016 and 2015, we recognized an inducement loss of $1.5 million and $0, respectively in regard to certain unrelated third parties. The inducement expense for the year ended December 31, 2016 was related to the extinguishment and modification on warrant liabilities issued to such third parties.

Interest expense

During the years ended December 31, 2016 and 2015, we recorded interest expense of $3.8 million and $4.2 million, respectively. Interest expense decreased in 2016 as compared to 2015 primarily due to the strengthening of the U.S. dollar relative to the British pound sterling, which caused lower interest expenses on outstanding mortgage loans in the U.K.

Liquidity and Capital Resources

We have experienced recurring losses from operations since inception. During the year ended December 31, 2016, net cash outflows from operations were $55.6 million for all of the Company’s ongoing programs (including the 331-patient Phase III trial of DCVax-L in the US, Europe and Canada, the Phase I/II DCVax-Direct clinical program, and early access programs) as well as preparations for new clinical programs and for manufacturing capacity in Europe.

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

At December 31, 2016, current assets totaled $7.9 million, compared to $24.5 million at December 31, 2015. Current assets less current liabilities produced a working capital deficit in the amount of $68.5 million and $40.8 million at December 31, 2016 and 2015, respectively. The increase of our working capital deficit in 2016 was primarily due to an increase in current convertible notes, an increase in accounts payable to Cognate BioServices, and a decrease in our cash balance. Derivative adjustments, primarily attributable to warrants, accounted for $4.9 million of the $68.5 million deficit at December 31, 2016 and $28.0 million of the $40.8 million deficit at December 31, 2015.

We engaged a third party specialist to conduct certain surveys of the condition of the property in the U.K. (“UK Facility”) which included, among other things, a preliminary analysis of potential environmental remediation exposures. We determined, based on information contained in the specialists’ report, that we would be required to estimate the fair value of an unconditional obligation to remediate specific ground contamination at an estimated fair value of approximately $6.2 million. We computed our preliminary estimate of the fair value of this obligation using a probability approach that measures likelihood of the following two potential outcomes: (i) a higher probability (>95%) requirement of erecting a protective barrier around the affected area at an estimated cost of approximately $4.5 million, or (ii) lower probability (<5%) requirement of having to excavate the affected area at an estimated cost of approximately $32 million. Our estimate is preliminary and therefore subject to change as further studies are conducted, and as additional facts come to our attention. Environmental remediation obligations are complex and technical. Accordingly, it is at least reasonably possible that any changes in our estimates could materially differ from management’s preliminary estimates.

Contingent Contractual Payment

The following table summarizes our contractual obligations as of December 31, 2016 (amount in thousands):

	Payments due by period
		Less than	1 to 2
	Total	1 year	years
Note payable and interest to related party (1)	$350	$350	$-
8% notes payable and interest (2)	4,263	2,132	2,131
10% notes payable and interest (3)	2,695	2,695	-
2014 Senior convertible notes and interest (4)	11,585	11,585	-
Mortgage loan and interest (5)	11,085	11,085	-
Share settled debt at fair value (6)	5,400	5,400	-
Operating leases (7)	635	525	110
Purchase obligations (8)
Total	$36,013	$33,772	$2,241

(1) Relates to two demand notes to Leslie J. Goldman with an aggregate principal of $310,000 and accrued interest of $40,000.

(2) We entered into a promissory note agreement (the “Note”) with a third party for principal of $3,310,000 on December 30, 2016. The Note bore an 8% annual interest rate and due will be due in 18 months. Beginning on June 30, 2017 and each month thereafter, the note holder shall have the right to redeem up to 1/12 of the principal and accrued interest of the Note (the “Monthly Redemption Amount”). We will pay the Monthly Redemption Amount plus a 15% premium upon receipt of any redemption notice from the lender.

(3) We entered into three promissory notes agreement (“the Notes”) with an individual investor for an aggregate amount of $2.45 million on November 4, 2016. The Notes bore annual interest rate at 10% with 1 year term.

(4) The 5% Senior convertible notes had a remaining principal balance of $11.0 million and approximately $0.6 million of interest payments held in an escrow account. The note will be due in August 2017.

(5) The mortgage loan contains approximately $9.6 million principal, $0.6 million renewal fee and exit fee which will be due at end of the loan term, and $0.9 million of remaining interest payments.

(6) On October 13, 2016, we entered an Assignment and Assumption Agreement (the “Agreement”) with Cognate to assume certain Secured Full Recourse Redeemable Notes (the “Notes”) of $5.7 million owed by Cognate. The Notes were currently in default and bore a default interest rate of 18% per annum. During 2016, we issued 1,000,000 shares of common stock to convert $480,000 of the Notes. We had an approximate $5.2 million principal balance as of December 31, 2016.

(7) On July 31, 2012, we entered into a non-cancelable operating lease for 7,097 square feet of office space in Bethesda, Maryland, which expires in March 2018. On October 28, 2013, we entered into a non-cancelable operating lease for 4,251 square feet of office space in Germany, which expires in December 2017. On March 26, 2016, we entered into a non-cancelable operating lease for 505 square feet of office space in London, which was due to expire on March 20, 2017. On December 19, 2016, we entered a renewal agreement to extend the London office lease for an additional 1 year until March 20, 2018. As of December 31, 2016, obligations for future minimum lease payments under these leases, in aggregate over the rest of the lease term, total approximately $0.7 million.

(8) We have open purchase orders related the obligation to pay certain fees to Cognate BioServices (in addition to any other remedies) if we shut down or suspend its DCVax-L program or DCVax-Direct program.  These obligations are not reflected in the accompanying balance sheets. For a shut down or suspension of the DCVax-L program, the fees will be as follows:

•	Prior to the last dose of the last patient enrolled in the Phase III trial for DCVax®-L or After the last dose of the last patient enrolled in the Phase III clinical trial for DCVax®-L but before any submission for product approval in any jurisdiction or after the submission of any application for market authorization but prior to receiving a marketing authorization approval: in any of these cases, the fee shall be $3 million.

•	At any time after receiving the equivalent of a marketing authorization for DCVax®-L in any jurisdiction, the fee shall be $5 million.

For a shut down or suspension of the DCVax-Direct program, the fees will be as follows:

•	Prior to the last dose of the last patient enrolled in the Phase I/II trial for DCVax®-Direct, the fee shall be $1.5 million.
•	After the last dose of the last patient enrolled in the Phase I/II clinical trial for DCVax®-Direct but before the initiation of a Phase III trial the fee shall be $2.0 million.
•	After initiation of a phase III trial but before submission of an application for market authorization in any jurisdiction or after the submission of an application for market authorization but prior to receiving a market authorization approval: in each of these cases, the fee shall be $3.0 million.
•	At any time after receiving the equivalent of a marketing authorization for DCVax®-Direct in any jurisdiction the fee shall be $5.0 million.

While our DCVax programs are ongoing, we are required to pay certain fees for dedicated production suites or capacity reserved exclusively for DCVax production, and pay for a certain minimum number of patients, whether or not we fully utilize the dedicated capacity and number of patients.

Operating Activities

We used $55.6 million and $79.7 million in cash for operating activities during the years ended December 31, 2016 and 2015, respectively. The decrease in cash used in operating activities was primarily attributable to the decrease in the levels of activity in our ongoing clinical programs, as well as limited funding availability.

As of December 31, 2016, our Phase III clinical trial was ongoing in the US, Europe and Canada. 331 patients had been enrolled in the trial, and enrollment was closed.

Financing Activities

2016 Equity Financing

On February 29, 2016, we entered into a Securities Purchase Agreement (the “Agreement”) with certain institutional investors, for a registered direct offering (the “Offering”) of 5,882,353 shares of the Company’s Common Stock at the purchase price of $1.70 per share, and Series A Warrants to purchase an additional 2,941,177 shares of Common Stock at an exercise price of $2.25 per share. In connection with the Offering, we agreed to pay the Placement Agent a cash placement fee equal to 7% of the aggregate purchase price for the common stock sold in the Offering.

On May 15, 2016, we received approximately $4.2 million cash from certain investors’ exercising 4.4 million existing warrants at $0.96.

On July 6, 2016, we issued 7,400,000 shares of common stock at $0.50 per share, and warrants to purchase an additional 3,700,000 shares of common stock at an exercise price of $0.60 per share with five years term through a registered direct offering. We received net proceeds of approximately $3.4 million, after deducting aggregate placement agent fees and attorneys’ fees of approximately $0.3 million.

In August 2016 and September 2016, we entered into multiple agreements with certain holders (the “Holders”) of the Company’s existing warrants, pursuant to which the Holders agreed to exercise all of the Holders’ warrants to purchase 10,945,694 shares of common stock. In consideration, the Company agreed to reduce the exercise price of the warrants to $0.35 per share, for net proceeds of approximately $3.4 million, after deducting aggregate placement agent fees, attorneys’ fees and bank clearing fees of approximately $454,000, and agreed to issue new common stock purchase warrants to purchase up to 10,945,694 shares of common stock at a weighted average exercise price of $0.44 per share, with an exercise period of 5 years, commencing 6 months after issuance. In connection with the registered direct offering, the Company granted 263,122 warrants at an exercise price of $0.44 to the placement agents. The placement agent warrants are exercisable 6 months following issuance and terminate on February 22, 2022.

In August 2016 and September 2016, we issued a total of 2,572,216 shares of Common stock at $0.36 per share to several angel investors for aggregate proceeds of $0.9 million. We also issued 1,286,111 warrants at an exercise price of $0.42 per share, with an exercise period of 5 years.

In October 2016 and November 2016, we issued a total of 2,518,687 shares of Common stock at a weighted average price of $0.53 per share to several angel investors for aggregate proceeds of $1.3 million. We also issued 1,259,345 warrants at a weighted average exercise price of $0.51 per share, with an exercise period of 5 years.

On December 22, 2016, we entered into a Securities Purchase Agreement (the “Agreement”) with certain institutional investors, for a registered direct offering (the “Offering”) of 28,575,000 shares of our Common Stock at the purchase price of $0.35 per share, and warrants to purchase an additional 14,287,500 shares of Common Stock at an exercise price of $0.35 per share with a five year term. The Company received net proceeds of approximately $9.2 million, after deducting aggregate placement agent fees and attorneys’ fees of approximately $0.8 million.

On December 22, 2016, we issued 1,285,714 shares of common stock at $0.35 to Jerry Jasinowski for gross proceeds of $450,000. We also issued Mr. Jasinowski warrants to purchase an additional 642,857 shares of Common Stock at an exercise price of $0.35 per share with five years term.

2016 Debt Financing

On November 28, 2016, Leslie J. Goldman loaned us $260,000 pursuant to a Demand Promissory Note (the “Goldman Note”). The Goldman Note bore interest at 12% per annum, and is payable upon demand, with 5 days’ prior written notice by Mr. Goldman to us.

On November 4, 2016, we entered into three promissory notes agreements (“the Notes”) with an individual investor for an aggregate amount of $2.45 million. The Notes bore interest at the rate of 10% with a 1-year term.

On December 30, 2016, we entered into a note purchase agreement (the “Note”) with an individual investor for an aggregate principal amount of $3,310,000. The Note bore interest at 8% per annum with an 18-month term. The Note carries an original issue discount of $300,000 and $10,000 legal cost that was reimbursable to the investor.

In order to continue with our DCVax®-L and DCVax-Direct programs, we will have to obtain substantial amounts of further funding, as described in the Risk Factors. Our on-going funding requirements will depend on many factors, including the extent of costs associated with completing the quality control checking of the Phase III trial data, and unblinding and analyzing the data, and the extent to which we proceed with any of the Phase II trials for which we have been making preparations, as well as costs relating to manufacturing arrangements in Europe. The extent of resources available to us will determine the pace at which we can move forward with our programs.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of December 31, 2016 and 2015 and for the fiscal years ended December 31, 2016 and 2015, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive, financial and accounting officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our principal executive, financial and accounting officer concluded that, as of December 31, 2016, in light of the material weaknesses described below, our disclosure controls and procedures were improving but were not yet effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our chief executive officer, financial and accounting officer, to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods prescribed by the SEC.

Management's Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive, financial and accounting officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2016. This evaluation was based on the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Based on management's evaluation as of December 31, 2016, our management identified the following material weaknesses set forth below in our internal control over financial reporting:

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

Our company's management concluded that in light of the material weaknesses described above, our company did not maintain effective internal control over financial reporting as of December 31, 2016 based on the criteria set forth in Internal Control-Integrated Framework (2013) issued by the COSO.

Certain accounting and financial reporting functions are performed by an external firm on a contract services basis. This firm specializes in providing accounting and financial reporting functions for public and private companies, and the founders and senior managers are highly experienced alumnis of Big 4 accounting firms. The number and seniority of personnel in the external firm performing the accounting and financial reporting functions for the Company were increased during 2015. In addition, during 2015 the Company retained a full-time controller. During 2016 the Company engaged a second external firm: one that specializes in Sarbanes-Oxley matters and helping public companies improve their disclosure controls and procedures. Together with these two external firms and our controller, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.

Management plans to continue undertaking improvements in due course; however, the timing of such steps is uncertain.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2016 and as of the date of this filing, the Company has completed remediation of four of the seven material weaknesses identified in the Company’s annual report on Form 10-K, filed in March 2016, and has made substantial progress towards remediation of the remaining three continuing material weaknesses identified above.

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

We have made substantial progress on remediation of the three remaining material weaknesses identified above:

•	We have further segregated duties within our finance and accounting functions, to ensure that incompatible duties are segregated.
•	We have implemented a new process in connection with the Company’s year-end financial close to more fully document the Company’s identification of related parties and related party transactions, to ensure that all material transactions and developments impacting the financial statements are reflected and properly recorded.
•	We have implemented a new process to more fully document the Company’s accounting operations throughout the organization, including the review, supervision and monitoring taking place.
•	We have expanded the personnel resources allocated to our Company’s internal controls over financial reporting, and the activities performed for our Company, by the two external firms referred to above.
•	We are seeking to recruit further personnel, to enable still further segregation of duties and increased oversight.

We plan to continue taking steps to improve our internal control system and to address the remaining deficiencies, but the timing of such steps is uncertain and our ability to retain or attract qualified individuals to undertake these functions is also uncertain. Other than the changes described above, there were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of the Exchange Act Rules 13a-15 or 15d15 that occurred during the quarter ended December 31, 2016 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Our current directors are identified below.

Name	Age	Position
Linda F. Powers	61	Class III Director, Chairperson, Chief Executive Officer and President
Dr. Alton L. Boynton	72	Class I Director, Chief Scientific Officer
Robert A. Farmer	77	Class II Director
Dr. Navid Malik	48	Class III Director
Jerry Jasinowski	74	Class II Director
J. Cofer Black	67	Class I Director

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

J. Cofer Black. Ambassador Black was appointed to the Board of Directors in January 2016. Ambassador Black is an internationally renowned U.S. government leader and expert in cybersecurity, counterterrorism and national security. Since 2009, he has served as Vice President for Global Operations at Blackbird Raytheon Technologies, a division of Raytheon Company, a NYSE-listed security company. From 2004 until 2008, he provided strategic guidance and business development as Vice Chairman of Blackwater Worldwide and as Chairman of Total Intelligence Solutions. During 2002-2005, he was appointed by the President of the United States to serve as the Ambassador, Coordinator for Counterterrorism, reporting directly to the Secretary of State for developing, coordinating and implementing American counterterrorism policy. Prior to his role as Ambassador, he served a 28-year career in the Central Intelligence Agency, reaching Senior Intelligence Service (SIS-4) level as Director, Counterterrorist Center (D/CTC), where he managed 1,300 professional personnel and an annual operational budget of more than one billion dollars. Ambassador Black is experienced representing the United States at the Head of State level, managing media as a diplomatic spokesperson and in public speaking as keynote speaker both as a senior U.S. Government official and business leader. Ambassador Black has received numerous awards and recognitions throughout his career, including the Distinguished Intelligence Medal (the CIA’s highest award for achievement). Ambassador Black received a B.A. in International Affairs from the University of Southern California in 1973 and a M.A. in International Affairs for the University of Southern California in 1974. We believe Ambassador Black’s background and experience make him well qualified to serve as a Director.

Executive Officers

Our current executive officers are identified below.

Name	Age	Position
Linda F. Powers	61	Chief Executive Officer and President
Alton L. Boynton, Ph.D.	72	Class I Director, Chief Scientific Officer
Leslie J. Goldman	72	Senior Vice President, Business Development
Marnix L. Bosch, Ph.D.	58	Chief Technical Officer

Linda F. Powers. Please see “Director Biographies” above.

Alton L. Boynton, Ph.D. Please see “Director Biographies” above.

Leslie J. Goldman joined us in June 2011, and serves as Senior Vice President. In this capacity, Mr. Goldman has responsibility for legal matters, investor relations and financing activities. Prior to joining us, Mr. Goldman was a partner at the law firm of Skadden, Arps for over 30 years, specializing in a wide array of advanced technologies and their commercialization.    Mr. Goldman also serves as an advisor to a number of other technology companies. In addition, for eight years, Mr. Goldman served as Chairman of the Board of a group of TV stations in four mid-size cities across the country. Mr. Goldman received a B.A. from the University of Michigan in 1967 and a J.D. from the University of Michigan in 1970.

Marnix L. Bosch joined us in 2000, and serves as our Chief Technical Officer. In this capacity, Dr. Bosch plays a key role in the preparation and submission of our regulatory applications, as well as ongoing development of our product lines, and ongoing development and/or acquisition of new technologies.  Dr. Bosch led the process of designing the protocols, and managed the successful preparation and submission of our Investigational New Drug (IND) applications for FDA approval to conduct clinical trials for prostate cancer, brain cancer, ovarian cancer and multiple other cancers. He also led the processes for other regulatory submissions in both the U.S. and abroad (including the successful applications for orphan drug status in both the U.S. and Europe for DCVax-L for brain cancer). He spearheaded the development of our manufacturing and quality control processes, and is working with Cognate BioServices, Inc. on next-generation further development of these processes.  Prior to joining us in 2000, Dr. Bosch worked at the Dutch National Institutes of Health (RIVM) as head of the Department of Molecular Biology, as well as in academia as a professor of Pathobiology. He has authored more than 40 peer-reviewed research publications in immunology and virology, and is an inventor on several patent applications on dendritic cell product manufacturing.

Corporate Governance

Director Independence

Our Board of Directors has determined that a majority of the Board consists of members who are currently “independent” as that term is defined within the meaning of Section 5605(a)(2) of the NASDAQ Marketplace Rules. The Board of Directors considers Messrs. Farmer, Malik and Jasinowski, and Ambassador Black to be independent, and also considered Ms. Susan Bayh to be independent while she was a member of our Board during 2016.

Audit Committee

The Audit Committee has responsibility for recommending the appointment of our independent accountants, supervising our finance function (which includes, among other matters, our investment activities), reviewing our internal accounting control policies and procedures, and providing the Board such additional information and materials as it may deem necessary to make the Board aware of significant financial matters which require the attention of the Board. The Audit Committee discusses the financial statements with management, approves filings made with the SEC, and maintains the necessary discussions with the Company’s independent accountants.  The Audit Committee acts under a written charter.

The Audit Committee currently consists of Messrs. Farmer, Malik and Jasinowski. The Company considers the Audit Committee Chair, Jerry Jasinowski, to be a financial expert. Our Board of Directors has determined that Messrs. Farmer, Malik and Jasinowski are independent within the meaning of Section 5605(a)(2) of the NASDAQ Marketplace Rules as well as pursuant to the additional test for independence for audit committee members imposed by SEC regulation and Section 5605(c)(2)(A) of the NASDAQ Marketplace Rules. The Audit Committee is established in accordance with Section 3(a)(58)(A) of the Exchange Act.

Compensation Committee

The Compensation Committee is responsible for determining the overall compensation levels of our executive officers and administering our equity compensation plans. The Compensation Committee does not delegate its authority pursuant to its written charter. The Board has determined that all of the members are “independent” under the current listing standards of NASDAQ.

Nominations Committee

The Nominations Committee is responsible for assisting the Board of Directors in, among other things, effecting Board organization, membership and function, including: identifying qualified Board nominees; and effecting the organization, membership and function of Board committees, including composition and recommendation of qualified candidates. The Nominations Committee shall identify and evaluate the qualifications of all candidates for nomination for election as directors. Potential nominees are identified by the Board of Directors based on the criteria, skills and qualifications that have been recognized by the Nominations Committee. While our nomination policy does not prescribe specific diversity standards, the Nominations Committee and its independent members seek to identify nominees that have a variety of perspectives, professional experience, education, difference in viewpoints and skills, and personal qualities that will result in a well-rounded Board of Directors. The Committee operates under a written charter.  Given the size and ownership of the company, it does it have a policy for consideration of director candidates recommended by shareholders.

The Nominations Committee currently consists of Messrs. Farmer, Malik and Jasinowski. The Board of Directors has determined that all of the members are “independent” under the current listing standards of NASDAQ.

Information Regarding Meetings of the Board and Committees

The business of our Company is under the general oversight of our Board, as provided by the laws of Delaware and our bylaws. During the fiscal year ended December 31, 2016, the Board met more than 24 times and also conducted business by written consent. There were at least 4 Audit Committee meetings, 2 compensation committee meetings, and 2 nominations committee meetings. Each person who was a director during 2016 attended at least 75% of the Board meetings. We do not have a formal written policy with respect to Board members’ attendance at our annual meeting of stockholders. Five of our directors attended the 2016 annual meeting.

Code of Business Conduct and Ethics

We have adopted a formal Code of Business Conduct and Ethics applicable to all Board members, executive officers and employees. A copy of our Code of Business Conduct and Ethics is posted on our website (www.nwbio.com) and will be provided free of charge upon request to Secretary, Northwest Biotherapeutics, Inc., 4800 Montgomery Lane, Suite 800, Bethesda, Maryland, 20814.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our stock, or Reporting Persons, to file with the SEC initial reports of ownership and changes in ownership of our stock. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on our review of the copies of such reports received, we believe that during our fiscal year ended December 31, 2016 all Reporting Persons timely complied with all applicable filing requirements. Cognate BioServices, Inc., an affiliate of the Company, did not timely file certain Form 4 filings in connection with its acquisition or disposition of our securities.

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

Equity Incentive Compensation. We believe that long-term performance is achieved through an ownership culture participated in by our Named Executive Officers through the use of stock-based awards. The Company maintains an equity compensation plan for such awards. No awards have been granted recently under the plan, but such awards are expected to be made in due course. The Board of Directors does not have a pre-determined formula for deciding the equity awards to be made.

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

Director Compensation

The following table sets forth certain information concerning compensation paid or accrued to our non-executive directors for the year ended December 31, 2016.

Name	Year	Fees Earned or Paid in Cash ($)	All Other Compensation ($)	Total ($)
Robert A. Farmer	2016	$150,000	$-	$150,000
Dr. Navid Malik	2016	$150,000	$-	$150,000
Jerry Jasinowski	2016	$150,000	$-	$150,000	*
Susan B. Bayh	2016	$141,000	$-	$141,000
J. Cofer Black	2016	$141,000	$-	$141,000

* Mr Jasinowki received total $450,000 cash in 2016 for certain prior years director fees, which included $50,000, $100,000, $150,000 and $150,000 catch up fees for 2012, 2013, 2014 and 2015, respectively. Mr. Jasinowki has not yet received his director compensation for 2016, which will be $150,000 and will be paid in 2017.

Executive Compensation

Summary Compensation Table

The following table sets forth certain information concerning compensation paid or accrued to our executive officers, referred to as our Named Executive Officers, during the years ended December 31, 2016 and 2015.

Name and Principal Position	Year	Salary ($)	Bonus (S)	Option Awards ($)	Total ($)

Linda F. Powers	2016	$502,000	$-	$-	$502,000
Chairperson, President	2015	$500,000	$-	$-	$500,000
& Chief Executive Officer

Alton L. Boynton, Ph.D.	2016	$325,000	$-	$-	$325,000
Chief Scientific Officer and	2015	$325,000	$-	$-	$325,000
Secretary

Leslie Goldman	2016	$375,000	$-	$-	$375,000
Senior Vice President,	2015	$375,000	$-	$-	$375,000
Business Development

Marnix L. Bosch, Ph.D.	2016	$375,000	$-	$-	$375,000
Chief Technical Officer	2015	$375,000	$-	$-	$375,000

Other
Susan Goldman *	2016	$118,000	$-	$-	$118,000
	2015	$84,000	$-	$-	$84,000

* Susan Goldman is the wife of Leslie Goldman. She is a former nurse who serves as Director of Patient Affairs, handling compassionate use cases. Mrs. Goldman was paid $118,000 and $84,000 for the year ended December 31, 2016 and 2015, respectively, for services performed, respectively.

Grants of Plan-Based Awards

The Company has an equity compensation plan for employees, directors and others, the Amended and Restated 2007 Stock Plan, which was approved by shareholders at the Company’s 2013 Annual Meeting of Stockholders, and which amended and restated a prior equity compensation plan. The Company has not issued any recent awards under the amended plan, but such awards are expected to be made in due course.

Outstanding Equity Awards at Fiscal Year-End

The following table shows outstanding stock option awards classified as exercisable and un-exercisable as of December 31, 2016.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Linda F. Powers	592,500	(1)	296,250	-	10.56	6/21/2018	-	-	-	-
Chief Executive Officer and President

Alton Boynton	93,750	(2)	55,000	-	10.56	6/21/2018	-	-	-	-
Chief Scientific Officer and Secretary	89,428	(3)	-	-	8.80	8/20/2022	-	-	-	-

Leslie Goldman	93,535	(4)	46,875	-	10.56	6/21/2018	-	-	-	-
Senior Vice President, Business Development

Marnix Bosch	93,846	(5)	73,750	-	10.56	6/21/2018	-	-	-	-
Chief Technical Officer	31,770	(6)	21,355	-	11.20	6/23/2022	-	-	-	-
	15,625	(7)	-	-	8.80	8/20/2022	-	-	-	-

(1)	In conjunction with the employment agreement entered into between us and Ms. Powers on June 8, 2011, and in recognition of Ms. Powers’ service to our Company while serving as Chair during the preceding four years, we granted Ms. Powers an option to purchase 870,637 shares of our stock with an exercise price of $10.56 per share. One-third of the options vested on the grant date, and upon vesting became subject to a lock-up which extended to the earlier of 18 months or our reaching the primary endpoint of our GBM brain cancer clinical trial. One-third of the options vested in equal monthly portions over the term of the employment agreement. The remaining one-third will vest in portions tied to material milestones in multiple programs, if and to the extent those milestones are achieved, or may vest in the Board’s discretion.
(2)	In conjunction with the employment agreement entered into between us and Dr. Boynton on June 8, 2011, we issued Dr. Boynton an option to purchase 145,162 shares of our stock with an exercise price of $10.56 per share. 86,035 options vested on the grant date. 7,500 options vested in equal monthly portions over the term of the employment agreement. The remaining 51,627 options will vest in portions tied to material milestones in multiple programs, if and to the extent those milestones are achieved, or may vest in the Board’s discretion.
(3)	This option was granted under the 2007 Stock Option Plan. The options were granted August 21, 2009 and vested over a one year period and are exercisable over a 10-year period from issuance at a price of $8.80 per share.
(4)	In conjunction with the employment agreement entered into between us and Mr. Goldman on June 8, 2011, we issued Mr. Goldman an option to purchase 137,750 shares of our stock with an exercise price of $10.56 per share. One-third of the options vested on the grant date, and upon vesting became subject to a lock-up which extended to the earlier of 18 months or our reaching the primary endpoint of our GBM brain cancer clinical trial. One-third vested in equal monthly portions over the term of the employment agreement. The remaining one-third will vest in portions tied to material milestones in multiple programs, if and to the extent those milestones are achieved, or may vest in the Board’s discretion.

(5)	In conjunction with the employment agreement entered into between us and Dr. Bosch on June 8, 2011, we issued Dr. Bosch an option to purchase 145,473 shares of our stock with an exercise price of $10.56 per share. 51,971 options vested on the grant date. 7,500 options vested in equal monthly portions over the term of the employment agreement. The remaining 51,627 options will vest in portions tied to material milestones in multiple programs, if and to the extent those milestones are achieved, or may vest in the Board’s discretion.
(6)	These options were granted under the 2007 Stock Option Plan. 1,250 options vested each month until May 31, 2013. In addition, 6,250 options vest upon each of Swiss Approval, full Enrollment in Phase II Glioblastoma Multiforme clinical study and FDA approval of NDA.
(7)	This option was granted under the 2007 Stock Option Plan. This option grant vested over the balance of 2009 with 7,813 vesting on the grant date and the remainder vesting on December 31, 2009.

Pension Benefits

Our Named Executive Officers received no benefits in fiscal 2016 from the Company under defined pension or defined contribution plans.

Non-Qualified Deferred Compensation

Our Named Executive Officers received no benefits in fiscal 2016 from the Company under non-qualified deferred compensation plans.

Employment Agreements

The Company entered into employment agreements with its Named Executive Officers in 2011. Those agreements have expired and the Company intends to enter into new employment agreements with its executives.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS-EQUITY COMPENSATION PLAN INFORMATION

Securities Authorized for Issuance under Equity Compensation Plan

We have an employee stock option plan (“2007 Stock Option Plan”) under which an aggregate of 31,406,000 shares had been reserved for issuance as of December 31, 2016, including an aggregate of 29,855,000 shares that are available for issuance.  The following table shows information with respect this plan as of December 31, 2016 (options or shares in thousands).

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by security holders	1,551	$10.56	29,855
Equity compensation plans not approved by security holders	-	-	-
Total	1,551	$10.56	29,855

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

The following table presents information regarding the beneficial ownership of our common stock as of March 31, 2017, by:

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

Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days of February 28, 2017, are deemed outstanding and held by the holder of such options or warrants, in addition to all issued and outstanding shares held by such person, for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

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

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage (1)

Officers and Directors
Alton L. Boynton, Ph.D. (2)	195,367	* %
Marnix L. Bosch, Ph.D., M.B.A. (3)	151,043	* %
Linda F. Powers (4)	34,731,161	20.02%
Robert A. Farmer (5)	174,139	* %
Leslie Goldman (6)	504,285	* %
Dr. Navid Malik	10,000	* %
Jerry Jasinowski (7)	2,063,144	1.31%
All executive officers and directors as a group (7 persons)	37,829,139	21.63%

5% Security Holders

Cognate BioServices, Inc.(8) 4600 East Shelby Drive, Suite 108, Memphis, TN	25,242,223	14.97%
Woodford Investment Management LLP(9) 9400 Garsington Road Oxford OX4 2NH, UK	24,815,028	15.80%
Intracoastal Capital LLC.(10) 245 Palm Trail Delray Beach, FL	9,238,300	5.71%
CVI Investments, Inc.(11) P.O. Box 309GT Ugland House, South Church Street George Town, Grand Cayman, Cayman Islands	8,237,545	5.25%

*	Less than 1%.
(1)	Percentage represents beneficial ownership percentage of common stock calculated in accordance with SEC rules and does not equate to voting percentages. Based upon 157,028,270 shares of common stock issued and outstanding as of February 28, 2017.
(2)	Consists of (i) 12,189 shares held by Dr. Boynton and (ii) 183,178 shares of common stock underlying options that are currently exercisable.
(3)	Consists of (i) 9,802 shares held by Dr. Bosch and (ii) 141,241 shares of common stock underlying options that are currently exercisable.
(4)	Consists of (i) 1,572,200 shares held by Ms. Powers; (ii) 592,500 shares of common stock underlying currently exercisable options held by Ms. Powers; (iii) 804,145 shares of common stock held by Toucan Capital Fund III, L.P.; (iv) 1,732,246 shares of common stock underlying currently exercisable warrants held by Toucan Capital; (v) 2,211,784 shares of common stock held by Toucan Partners, LLC; (vi) 1,505,739 shares of common stock underlying currently exercisable warrants held by Toucan Partners; (vii) 11,557,929 shares of common stock underlying warrants held by Cognate Bioservices, Inc.; and (viii) 13,684,294 shares of common stock held by Cognate Bioservices, Inc. Ms. Powers has voting and dispositive power over the securities owned by the Toucan entities and Cognate Bioservices, Inc.
(5)	Consists of (i) 135,417 shares held by Mr. Farmer and (ii) 38,722 shares of common stock underlying currently exercisable warrants.
(6)	Consists of (i) 172,742 shares held by Mr. Goldman, (ii) 238,008 shares of common stock underlying currently exercisable warrants, and (iii) 93,535 shares of common stock underlying currently exercisable options.
(7)	Consists of (i) 1,365,031 shares held by Mr. Jasinowski and (ii) 698,113 shares of common stock underlying currently exercisable warrants.
(8)	Consists of (i) 13,684,294 shares of common stock and (ii) 11,557,929 shares of common stock underlying currently exercisable warrants. Linda Powers holds the voting and dispositive power over the shares held by Cognate BioServices, Inc.
(9)	Upon information and belief, Neil Woodford holds the voting and dispositive power over the shares held by Woodford Investment Management LLP.

(10)	Consists of (i) 4,475,800 shares of common stock held by Intracoastal Capital LLC and (ii) 4,762,500 shares of common stock underlying currently exercisable warrants. Upon information and belief, Intracoastal Capital LLC, Mitchell P. Kopin and Daniel B. Asher hold shared voting and dispositive power over the shares held by Intracoastal Capital LLC.
(11)	Upon information and belief, CVI Investments, Inc. and Heights Capital Management, Inc. hold shared voting and dispositive power over the shares held by CVI Investments, Inc.

The information required by Item 12 appearing under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation-Equity Compensation Plan Information” of the Company’s Form 10-K/A is incorporated herein by reference. The Company intends to file its Form 10-K/A with the SEC not later than 120 days after December 31, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Cognate BioServices

Cognate BioServices, a contract manufacturer of our DCVax products, is a related party. Cognate BioServices is owned by Toucan Capital Fund III, L.P., an investment fund in which our Chairman and CEO, Linda Powers, has a material interest and operational control. Cognate affiliates in the U.K. (Cognate BioServices, Ltd.), Germany (Cognate BioServices GmbH) and Israel (Cognate Israel) are likewise related parties.

The Company’s agreements with Cognate, and payments and stock issuances to Cognate, as well as vesting, lock-up and other restrictions on the shares, accounts payable to Cognate, and loans made by Cognate to the Company are described Note 9 to the financial statements in this report on Form 10-K for the fiscal year ended December 31, 2016. The Company and Cognate BioServices, an affiliate of the Company, entered into a DCVax-L Manufacturing Services Agreement, a DCVax-Direct Manufacturing Services Agreement, an Ancillary Services Agreement and a Manufacturing Expansion Agreement, each effective as of January 17, 2014, and those agreements followed and superseded Manufacturing Services Agreements in 2011 and 2007.

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

Fees Paid to Marcum LLP

Marcum LLP was engaged in 2013 and served as our independent public accounting firm for the fiscal years ended December 31, 2016 and 2015.

Audit Fees

The aggregate fees billed and unbilled of the fiscal year ended December 31, 2016 and 2015 for professional services rendered by Marcum for the audit of our annual financial statements, the review of our financial statements included in our quarterly reports on Form 10-Q and consultations and consents were approximately $725,000 and $538,000, respectively.

Audit-Related Fees

There were no fees billed in the fiscal year ended December 31, 2016 and 2015 for assurance and related services rendered by Marcum related to the performance of the audit or review of our financial statements.

Tax and Other Fees

There were no fees billed in the fiscal year ended December 31, 2016 and 2015 for professional services rendered by Marcum for tax related services or other fees.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal accountants on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal accountants. Our Audit Committee pre-approves these services by category and service. Our Audit Committee pre-approved all of the services provided by our principal accountants during the fiscal years ended December 31, 2016, 2015 and 2014.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The Exhibits listed below are identified by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K. The Exhibits designated by an asterisk (*) are management contracts or compensatory plans or arrangements required to be filed pursuant to Item 15.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Seventh Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.1 filed with the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1(File No. 333-134320) on July 17, 2006)
3.2	Third Amended and Restated Bylaws of the Company (incorporated by reference to exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K on June 22, 2007)
3.3	Amendment to Seventh Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.2 filed with the Registrant’s Current Report on Form 8-K on June 22, 2007)
3.5	Amendment to Seventh Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q on May 21, 2012)
3.6	Amendment to Seventh Amended and Restated Certificate of Incorporation (incorporated by reference to exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K on September 26, 2012).
3.7	Amendment to Third Amended and Restated Bylaws of the Company (incorporated by reference to exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K on December 11, 2012)
4.1	Form of common stock certificate (incorporated by reference to exhibit 4.1 filed with the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-67350) on November 14, 2001)
4.2	Form of Warrant Agency Agreement by and between Northwest Biopharmaceuticals, Inc. and Computershare Trust Company, N.A. and Form of Warrant Certificate (incorporated by reference to Exhibit 4.2 filed with the Registrant’s Form S-1 on December 4, 2012).
10.4	Form of Loan Agreement and 10% Convertible, Promissory Note between the Company and Toucan Partners, LLC (incorporated by reference to exhibit 10.4 filed with the Registrant’s Form 10-K on April 17, 2007)
10.5	Second Amended and Restated Investor Rights Agreement dated June 22, 2007 between the Company and Toucan Capital Fund II, LLP (incorporated by reference to exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K on June 22, 2007)
10.6	Warrant to purchase securities of the Company dated July 26, 2005 issued to Toucan Capital Fund II, L.P (incorporated by reference to exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K on August 1, 2005)
10.7	Warrant to purchase securities of the Company dated September 7, 2005 issued to Toucan Capital Fund II, L.P (incorporated by reference to exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K on September 9, 2005)

10.8	Amended Form of Warrant to purchase securities of the Company dated November 14, 2005 and April 17, 2006, as amended April 14, 2007, issued to Toucan Partners, LLC (incorporated by reference to exhibit 10.21 filed with the Registrant’s Form 10-K on April 17, 2007)
10.9	Form of Warrant to purchase securities of the Company dated April 14, 2007 issued to Toucan Partners, LLC (incorporated by reference to exhibit 10.22 filed with the Registrant’s Form 10-K on April 17, 2007)
10.10	Loan Agreement and 10% Convertible Promissory Note in the principal amount of $100,000 between the Company and Toucan Partners, LLC, dated April 27, 2007 (incorporated by reference to exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on May 3, 2007)
10.11	Warrant to purchase securities of the Company issued to Toucan Partners, LLC, dated April 27, 2007 (incorporated by reference to exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K on May 3, 2007)
10.12	Form of Toucan Partners Loan Agreement and 10% Convertible Note, dated as of June 1, 2007 (incorporated by reference to exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on June 7, 2007)
10.13	Form of Toucan Partners Warrant, dated as of June 1, 2007 (incorporated by reference to exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K on June 7, 2007)
10.14	Amended and Restated Warrant to purchase Series A Preferred Stock issued to Toucan Capital Fund II, L.P., dated as of June 1, 2007 (incorporated by reference to exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K on June 7, 2007)
10.15	Warrant to purchase Series A-1 Preferred Stock issued to Toucan Capital Fund II, L.P., dated as of June 1, 2007 (incorporated by reference to exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K on June 7, 2007)
10.16	Warrant to purchase Series A-1 Preferred Stock issued to Toucan Capital Fund II, L.P., dated as of June 1, 2007 (incorporated by reference to exhibit 10.5 filed with the Registrant’s Current Report on Form 8-K on June 7, 2007)
10.17	Northwest Biotherapeutics, Inc. $225,000 Demand Note dated June 13, 2007 (incorporated by reference to exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on June 18, 2007)
10.18	Conversion Agreement dated June 15, 2007 and effective June 22, 2007 between the Company and Toucan Capital Fund II, LLP (incorporated by reference to exhibit 10.1filed with the Registrant’s Current Report on Form 8-K on June 22, 2007)
10.19*	Services Agreement between Cognate BioServices, Inc. and Northwest Biotherapeutics dated April 1, 2011 (incorporated by reference to exhibit 10.19 filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-182470 on June 29, 2012 )
10.20	1998 Stock Option Plan (incorporated by reference to exhibit 10.15 filed with the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-67350) on November 14, 2001)
10.21	1999 Executive Stock Option Plan (incorporated by reference to exhibit 10.16 filed with the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-67350) on November 14, 2001)
10.22	2001 Stock Option Plan (incorporated by reference to exhibit 10.17 filed with the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-67350) on November 14, 2001)
10.23	2001 Nonemployee Director Stock Incentive Plan (incorporated by reference to exhibit 10.18 filed with the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-67350) on November 14, 2001)
10.24	Employee Stock Purchase Plan (incorporated by reference to exhibit 10.19 filed with the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-67350) on November 14, 2001)
10.25	Form of Stock Option Agreement under the 2007 Stock Option Plan (incorporated by reference to exhibit 10.2 filed with the Registrant’s Registration Statement on Form S-8 on November 21, 2007)
10.26	Loan Agreement and Promissory Note, dated May 6, 2008 between the Company and Al Rajhi Holdings WLL (incorporated by reference to exhibit 4.5 filed with the Registrant’s Current Report on Form 8-K on May 15, 2008)
10.27	Loan Agreement and Promissory Note, dated August 19, 2008 between the Company and Toucan Partners LLC (incorporated by reference to exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q on August 19, 2008)
10.28	Loan Agreement and Promissory Note, dated October 1, 2008 between the Company and SDS Capital Group SPC, Ltd (incorporated by reference to exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q on November 19, 2008)
10.29	Warrant, dated October 1, 2008, between the Company and SDS Capital Group SPC, Ltd (incorporated by reference to exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q on November 19, 2008)

10.30	Loan Agreement and Promissory Note, dated October 21, 2008, between the Company and SDS Capital Group SPC, Ltd (incorporated by reference to exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q on November 19, 2008)
10.31	Form of Loan Agreement and Promissory Note, between the Company and a Group of Private Investors (incorporated by reference to exhibit 10.5 filed with the Registrant’s Quarterly Report on Form 10-Q on November 19, 2008)
10.32	Form of Warrant, between the Company and SDS Capital Group SPC. Ltd and a Group of Private Investors (incorporated by reference to exhibit 10.6 filed with the Registrant’s Quarterly Report on Form 10-Q on November 19, 2008)
10.33	Loan Agreement and Promissory Note, dated December 22, 2008, between the Company and Toucan Partners LLC (incorporated by reference to exhibit 10.62 filed with the Registrant’s Form 10-K on April 15, 2009)
10.34	Form of Warrant, dated December 22, 2008, between the Company and Toucan Partners LLC (incorporated by reference to exhibit 10.63 filed with the Registrant’s Form 10-K on April 15, 2009)
10.35	Form of Securities Purchase Agreement, by and among the Company and Al Rajhi Holdings (incorporated by reference to exhibit 10.64 filed with the Registrant’s Form 10-K on April 15, 2009)
10.36	Securities Purchase Agreement, by and among the Company and a Group of Equity Investors (incorporated by reference to exhibit 10.65 filed with the Registrant’s Form 10-K on April 15, 2009)
10.37	Form of Warrant, between the Company and a Group of Equity Investors (incorporated by reference to exhibit 10.66 filed with the Registrant’s Form 10-K on April 15, 2009)
10.38	Form of Loan Agreement and Promissory Note, dated March 27 2009, between the Company and a Group of Private Lenders (incorporated by reference to exhibit 10.67 filed with the Registrant’s Form 10-K on April 15, 2009)
10.39	Amended and Restated Northwest Biotherapeutics, Inc. 2007 Stock Option Plan (incorporated by reference to Schedule 14A filed on December 3, 2013)
10.40	DC Vax ®-L Manufacturing and Services Agreement between the Company and Cognate BioServices, Inc. dated January 17, 2014 (incorporated by reference to Exhibit 10.40 filed with the Company’s Quarterly Report on Form 10-Q on May 15, 2014).
10.41	DC Vax ®-L Direct Manufacturing and Services Agreement between the Company and Cognate BioServices, Inc. dated January 17, 2014 (incorporated by reference to Exhibit 10.41 filed with the Company’s Quarterly Report on Form 10-Q on May 15, 2014).
10.42	Ancillary Services Agreement between the Company and Cognate BioServices, Inc. dated January 17, 2014 (incorporated by reference to Exhibit 10.42 filed with the Company’s Quarterly Report on Form 10-Q on May 15, 2014).
10.43	Manufacturing Expansion Service Agreement between the Company and Cognate BioServices, Inc. dated January 17, 2014 (incorporated by reference to Exhibit 10.43 filed with the Company’s Quarterly Report on Form 10-Q on May 15, 2014).
10.44	Form of Warrant between the Company and H.C. Wainwright & Co., LLC dated April 9, 2014 (incorporated by reference to Exhibit 4.1 filed with the Company’s Quarterly Report on Form 10-Q on May 15, 2014).
10.45	Securities Purchase Agreement between the Company and certain investors dated April 9, 2014 (incorporated by reference to Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on April 14, 2014)
10.46	Placement Agreement between the Company and H.C. Wainwright & Co., LLC (incorporated by reference as Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on April 14, 2014)
10.47	Form of Purchase Agreement for 5.00% Convertible Senior Notes between the Company and certain investors dated August 13, 2014 (incorporated by reference as Exhibit 1.1 filed with the Company’s Current Report on Form 8-K on August 19, 2014.)
10.48	Form of Indenture between the Company and The Bank of New York Mellon, as Trustee, dated August 19, 2014 (incorporated by reference as Exhibit 4.1 filed with the Company’s Current Report on Form 8-K on August 25, 2014.)
10.49	Pledge and Escrow between the Company and The Bank of New York Mellon, as Trustee, dated August 19, 2014 (incorporated by reference as Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on August 25, 2014.)

Exhibit Number	Description
10.50	Form of Warrant between the Company and certain investors (incorporated by reference as Exhibit 4.1 filed with the Company’s Current Report on Form 8-K on October 10, 2014.)
10.51	Stock Purchase, Amendment and Issuance Agreement dated October 6, 2014 (incorporated by reference as Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on October 10, 2014.)
10.52	Amendment to Engagement Letter between the Company H.C. Wainwright & Co., LLC dated October 6, 2014 (incorporated by reference as Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on October 10, 2014.)
10.53	Securities Purchase Agreement dated December 22, 2015 by and between Northwest Biotherapeutics, Inc. and certain purchasers (incorporated by reference as Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on December 29, 2015.)
10.54	Form of Warrant between the Company and certain investors (incorporated by reference as Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on December 29, 2015).
10.55	Engagement Agreement, dated November 16, 2015, by and between Northwest Biotherapeutics, Inc. and H.C. Wainwright & Co., as placement agent purchasers (incorporated by reference as Exhibit 10.3 filed with the Company’s Current Report on Form 8-K on December 29, 2015).
10.55	Amendment to Engagement Agreement, dated December 22, 2015, by and between Northwest Biotherapeutics, Inc. and H.C. Wainwright & Co., as placement agent (incorporated by reference as Exhibit 10.4 filed with the Company’s Current Report on Form 8-K on December 29, 2015).
10.56	Form of Securities Purchase Agreement dated February 29, 2016 by and between Northwest Biotherapeutics, Inc. and certain purchasers (incorporated by reference as Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on March 3, 2016).
10.57	Form of Warrant between the Company and certain investors (incorporated by reference as Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on March 3, 2016).
10.58	Engagement Agreement, dated February 29, 2016, by and between Northwest Biotherapeutics, Inc. and H.C. Wainwright & Co., LLC, as placement agent (incorporated by reference as Exhibit 10.3 filed with the Company’s Current Report on Form 8-K on March 3, 2016).
10.59	Securities Purchase Agreement, dated July 4, 2016, by and between Northwest Biotherapeutics, Inc. and certain purchasers (incorporated by reference as Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on July 11, 2016).
10.60	Form of Common Stock Purchase Warrant by and between Northwest Biotherapeutics, Inc. and certain purchasers (incorporated by reference as Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on July 11, 2016).
10.61	Placement Agent Agreement, dated July 4, 2016, by and between Northwest Biotherapeutics, Inc. and Chardan Capital Markets LLC, as placement agent by and between Northwest Biotherapeutics, Inc. and certain purchasers (incorporated by reference as Exhibit 10.3 filed with the Company’s Current Report on Form 8-K on July 11, 2016)
10.62	Exchange Agreement, dated as of August 29, 2016, between Cognate BioServices, Inc. and Northwest Biotherapeutics, Inc. (incorporated by reference as Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on September 9, 2016).
10.63	Form of Warrant to Purchase Common Stock to Cognate BioServices, Inc. to purchase 4,305,772 shares of Common Stock (incorporated by reference as Exhibit 99.1 filed with the Company’s Current Report on Form 8-K on September 9, 2016).
10.64	Letter Agreement, dated August 23, 2016, by and between Northwest Biotherapeutics, Inc. and certain purchasers (incorporated by reference as Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on September 16, 2016).
10.65	Series E Common Stock Purchase Warrant (incorporated by reference as Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on September 16, 2016).
10.66	Registration Rights Agreement dated August 22, 2016 (incorporated by reference as Exhibit 10.3 filed with the Company’s Current Report on Form 8-K on September 16, 2016).
10.67	Engagement Agreement, dated August 21, 2016, by and between Northwest Biotherapeutics, Inc. and H.C. Wainwright & Co., LLC, as placement agent 2016 (incorporated by reference as Exhibit 10.4 filed with the Company’s Current Report on Form 8-K on September 16, 2016).
10.68	Agreement, dated as of October 13, 2016, between Cognate BioServices, Inc. and Northwest Biotherapeutics, Inc. (incorporated by reference as Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on October 19, 2016).
10.69	Omnibus Amendment Agreement dated as of September 22, 2016 between Cognate BioServices, Inc. and Northwest Biotherapeutics, Inc. . (incorporated by reference as Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on October 19, 2016).
10.70	Release Agreement dated as of October 13, 2016 between Cognate BioServices, Inc. and Northwest Biotherapeutics, Inc. . (incorporated by reference as Exhibit 10.3 filed with the Company’s Current Report on Form 8-K on October 19, 2016).

10.71	Assignment and Assumption Agreement dated as of October 13, 2016 between Cognate BioServices, Inc. and Northwest Biotherapeutics, Inc. . (incorporated by reference as Exhibit 10.4 filed with the Company’s Current Report on Form 8-K on October 19, 2016).
10.72	Form of Securities Purchase Agreement, dated March 17, 2017, by and between Northwest Biotherapeutics, Inc. and certain purchasers . (incorporated by reference as Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on March 23, 2017).
10.73	Form of Class A Common Stock Purchase Warrant (incorporated by reference as Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on March 23, 2017).
10.74	Form of Class B Common Stock Purchase Warrant(incorporated by reference as Exhibit 10.3 filed with the Company’s Current Report on Form 8-K on March 23, 2017).
10.75	Form of Class C Common Stock Purchase Warrant (incorporated by reference as Exhibit 10.3 filed with the Company’s Current Report on Form 8-K on March 23, 2017).
10.76	Engagement Agreement with Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC (incorporated by reference as Exhibit 10.4 filed with the Company’s Current Report on Form 8-K on March 23, 2017).
21.1	Subsidiaries of the Registrant
23.1	Independent Registered Public Accounting Firm’s Consent
31.1	Certification of the Principal Executive and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1	Certification of the Principal Executive and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.

*	Confidential information in this exhibit has been omitted and filed separately with the SEC pursuant to a confidential treatment request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC. (Registrant)

Date: April 17, 2017	By:	/s/ Linda F. Powers
Linda F. Powers,
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Linda F. Powers	Chief Executive Officer (Principal	April 17, 2017
Linda F. Powers	Executive Officer and Principal
Financial and Accounting Officer))

/s/ Alton L. Boynton	Director	April 17, 2017
Alton L. Boynton

/s/ Robert A. Farmer	Director	April 17, 2017
Robert A. Farmer

/s/ Navid Malik	Director	April 17, 2017
Dr. Navid Malik

/s/ Jerry Jasinowski	Director	April 17, 2017
Jerry Jasinowski

/s/ J. Cofer Black	Director	April 17, 2017
J. Cofer Black

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NORTHWEST BIOTHERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders

of Northwest Biotherapeutics, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Northwest Biotherapeutics, Inc. and Subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Northwest Biotherapeutics, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum llp

New York, NY

April 17, 2017

NORTHWEST BIOTHERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$6,186	$21,813
Restricted cash - interest payments held in escrow	685	886
Prepaid expenses and other current assets	1,013	1,402
Total current assets	7,884	24,101

Non-current assets:
Property, plant and equipment, net	315	476
Restricted cash - interest payments held in escrow, net of current portion	-	349
Construction in progress (property in the United Kingdom)	44,559	45,681
Other assets	148	190
Total non-current assets	45,022	46,696

Total assets	$52,906	$70,797

COMMITMENTS AND CONTINGENCIES

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$12,378	$11,721
Accounts payable to related party	23,353	5,455
Accrued expenses (includes related party of $40 and $11 as of December 31, 2016 and 2015, respectively)	901	1,309
Convertible notes (net of deferred financing cost of $175 and $0 as of December 31, 2016 and 2015, respectively)	10,960	135
Share settled debt, at fair value (in default)	5,200	-
Notes payable (includes related party note of $310 and $50 as of December 31, 2016 and 2015, respectively	2,760	50
Note payable - in dispute	-	934
Mortgage loan (net of deferred financing cost of $365 and $468 as of December 31, 2016 and 2015, respectively)	9,791	11,144
Environmental remediation liability	6,200	6,200
Derivative liability	4,862	27,982
Total current liabilities	76,405	64,930

Non-current liabilities:
Convertible note (net of deferred financing cost of $457 as of December 31, 2015)	-	10,543
Note payable, net of current portion (net of debt discount of $310 as of December 31, 2016)	3,000	-
Total non-current liabilities	3,000	10,543

Total liabilities	79,405	75,473

Commitments and Contingencies

Stockholders' equity (deficit):
Preferred stock ($0.001 par value); 40,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2016 and 2015, respectively	-	-
Common stock ($0.001 par value); 450,000,000 shares authorized; 157,028,270 and 95,858,087 shares issued and outstanding as of December 31, 2016 and 2015, respectively	157	96
Additional paid-in capital	686,972	630,613
Accumulated deficit	(715,476)	(635,262)
Accumulated other comprehensive gain (loss)	1,848	(123)
Total stockholders' equity (deficit)	(26,499)	(4,676)
Total liabilities and stockholders' equity (deficit)	$52,906	$70,797

See accompanying notes to the consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the years ended
	December 31,
	2016	2015
Revenues:
Research and other	$623	$1,739
Total revenues	623	1,739
Operating costs and expenses:
Research and development	60,081	103,120
General and administrative	10,867	18,326
Legal expenses	8,941	6,577
Total operating costs and expenses	79,889	128,023
Loss from operations	(79,266)	(126,284)
Other income (expense):
Loss from assumption of Cognate BioServices debt	(5,680)	-
Inducement loss from exercise of derivative warrants	(1,457)	-
Change in fair value of derivative liability	17,891	15,676
Loss from extinguishment of debt	(1,152)	-
Interest expense	(3,818)	(4,153)
Foreign currency transaction gain (loss)	(6,732)	20
Net loss	(80,214)	(114,741)
Deemed dividend related to warrant modification	(5,647)	-
Net loss applicable to common stockholders	$(85,861)	$(114,741)

Net loss per share applicable to common stockholders - basic and diluted	$(0.77)	$(1.48)
Weighted average shares used in computing basic and diluted loss per share	111,078	77,713

See accompanying notes to the consolidated financial statements

F-4

NORTHWEST BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	For the years ended
	December 31,
	2016	2015
Net loss	$(80,214)	$(114,741)
Other comprehensive loss
Foreign currency translation adjustment	1,971	67
Total comprehensive loss	$(78,243)	$(114,674)

See accompanying notes to the consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Cumulative Translation	Total Stockholders'
	Shares	Par value	Capital	Deficit	Adjustment	Equity (Deficit)
Balance at January 1, 2015	68,957	$69	$485,615	$(520,521)	$(190)	$(35,027)
Proceeds from issuance of common stock, net of offering cost	14,360	14	81,648	-	-	81,662
Redeemable securities settlement	80	-	299	-	-	299
Issuance of common stock for debt conversion	985	1	6,499	-	-	6,500
Issuance of common stock in connection with conversion of accounts payable - Cognate BioServices	682	1	3,750	-	-	3,751
Issuance of common stock for conversion of accrued interest	39	-	387	-	-	387
Proceeds from exercise of warrants	1,728	2	7,428	-	-	7,430
Reclassification of warrant liabilities related to warrants exercised for cash	-	-	264	-	-	264
Cashless warrants exercise	572	1	520	-	-	521
Common stock issued for services	403	-	3,389	-	-	3,389
Stock issued to Cognate BioServices as compensation under Cognate Agreements	8,052	8	40,757	-	-	40,765
Issuance of warrants in conjunction with demand notes	-	-	57	-	-	57
Net loss	-	-	-	(114,741)	-	(114,741)
Cumulative translation adjustment	-	-	-	-	67	67
Balance at December 31, 2015	95,858	96	630,613	(635,262)	(123)	(4,676)
Issuance of common stock and warrants for cash in a registered direct offering	41,857	42	19,945	-	-	19,987
Offering cost related to registered direct offering	-	-	(1,877)	-	-	(1,877)
Issuance of common stock and warrants for cash in private offering	6,377	7	2,199	-	-	2,206
Warrants exercised for cash	15,357	15	8,051	-	-	8,066
Offering costs related to warrants exercise	-	-	(795)	-	-	(795)
Modification on warrant exercise price	-	-	5,647	-	-	5,647
Deemed dividend related to warrant exercise price modification	-	-	(5,647)	-	-	(5,647)
Issuance of common stock for accounts payable conversion	78	-	28	-	-	28
Issuance of common stock and warrants for conversion of debt and accrued interest	6,035	6	3,015	-	-	3,021
Common stock issued as compensation	250	-	127	-	-	127
Return of common stock and warrants from Cognate	(8,052)	(8)	8	-	-	-
Extinguishment of shares payable related to Cognate	-	-	22,539	-	-	22,539
Extinguishment of derivative liabilities related to Cognate	-	-	10,131	-	-	10,131
Shares payment due to Cognate BioServices	(732)	(1)	(8,884)	-	-	(8,885)
Reclassification of warrant liabilities related to warrants exercised for cash	-	-	1,872	-	-	1,872
Net loss	-	-	-	(80,214)	-	(80,214)
Cumulative translation adjustment	-	-	-	-	1,971	1,971
Balance at December 31, 2016	157,028	$157	$686,972	$(715,476)	$1,848	$(26,499)

See accompanying notes to the consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended
	December 31,
	2016	2015
Cash Flows from Operating Activities:
Net Loss	$(80,214)	$(114,741)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	189	56
Amortization of debt discount and accretion on redeemable securities	-	57
Amortization of deferred financing cost	850	1,248
Change in fair value of derivatives	(17,891)	(15,676)
Inducement loss	1,457	-
Loss from extinguishment of debt	1,152	-
Loss from assumption of Cognate BioServices share settled debt (in default)	5,680	-
Stock and warrants issued to Cognate BioServices	13,654	40,765
Common stock issued as compensation	127	3,389
Correction on debt from prior period	-	(53)
Subtotal of non-cash charges	5,218	29,786
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	366	(478)
Accounts payable and accrued expenses	1,037	2,809
Related party accounts payable and accrued expenses	17,899	3,048
Other non-current assets	42	(135)
Net cash used in operating activities	(55,652)	(79,711)
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(4,939)	(6,751)
Net cash used in investing activities	(4,939)	(6,751)
Cash Flows from Financing Activities:
Proceeds from mortgage loan	-	4,997
Deferred offering cost related to mortgage loan	-	(138)
Proceeds from issuance of notes payable	5,450	-
Proceeds from issuance of notes payable to related party	260	1,400
Repayment of notes payable to related parties	-	(1,400)
Proceeds from issuance of common stock and warrants in a registered direct offering	19,987	81,662
Offering cost related to registered direct offering	(1,077)	-
Proceeds from issuance of common stock and warrants in private offering	6,417	-
Warrants exercised for cash	8,066	7,430
Offering costs related to warrants exercise	(795)	-
Net cash provided by financing activities	38,308	93,951
Effect of exchange rate changes on cash and cash equivalents	6,106	(456)
Net (decrease) increase in cash, cash equivalents and restricted cash	(16,177)	7,033

Cash, cash equivalents and restricted cash, beginning of the year	23,048	16,015
Cash, cash equivalents and restricted cash, end of the year	$6,871	$23,048

Supplemental disclosure of cash flow information
Interest payments on mortgage loan	$(1,784)	$(1,369)
Interest payments on senior convertible notes	$(550)	$(1,103)

See accompanying notes to the consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended
	December 31,
	2016	2015
Supplemental schedule of non-cash investing and financing activities:
Deemed dividend related to modification of warrant	$5,647	$-
Issuance of debt with debt discount	$310	$-
Return of common stock and warrants from Cognate	$8	$-
Extinguishment of shares payable related to Cognate	$22,539	$-
Extinguishment of derivative liabilities related to Cognate	$10,131	$-
Issuance of warrants in conjunction with demand notes	$-	$57
Issuance of common stock for accounts payable conversion	$28	$-
Issuance of common stock and warrants in connection with conversion of accounts payable - Cognate BioServices	$-	$3,751
Issuance of common stock and warrants for conversion of debt and accrued interest	$1,869	$6,887
Accrued renewal fee incurred from mortgage loan	$488	$-
Accrued exit fee incurred from mortgage loan	$-	$51
Offering costs payable	$800	$-
Reclassification of warrant liabilities related to warrants exercised for cash	$825	$264
Reclassification of warrant liabilities related to cashless warrants exercise	$-	$521
VAT receivable related to UK facility	$-	$537
Redeemable security settlement	$-	$299

See accompanying notes to the consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

1.	Organization and Description of Business

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

Cognate BioServices, Inc. (“Cognate BioServices”), which is a company related by common ownership (Note 9), provides the Company with mission critical contract manufacturing services, research and development services, distribution and logistics, and related services, in compliance with the Company’s specifications and the applicable regulatory requirements for clinical grade cellular products. The Company and Cognate BioServices are currently parties to a series of contracts providing for these services as more fully described below. The Company is dependent on Cognate BioServices to provide the manufacturing services, and any interruption of such services could potentially have a material adverse effect on the Company’s ability to proceed with its clinical trials. Cognate BioServices’ manufacturing facility for clinical-grade cellular products is located in Memphis, Tennessee. In addition, a Cognate affiliate in Germany works with the Fraunhofer Institute to produce DCVax-L products there, and Cognate affiliates in the UK and Israel are preparing for production of DCVax-L products in those locations.

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

In addition, the Company’s programs require a large amount of capacity in these specialized manufacturing facilities, and require that the large capacity be dedicated exclusively to the Company’s programs. Most medical products, including cellular products, are made in standardized batches: the same manufacturing suites are used for a number of companies’ products, at designated times scheduled in advance. In contrast, the Company’s products are fully personalized and not made in standardized batches: the Company’s products are made on demand, patient by patient, on an as needed basis.

2.	Liquidity, Financial Condition and Management Plans

The Company used approximately $55.7 million of cash in its operating activities for the year ended December 31, 2016. The Company incurred a $80.2 million net loss for the year ended December 31, 2016, including $5.8 million of net aggregate charges for the interest associated with the accretion of convertible notes discount, stock based compensation, a fair value change in derivative financial instruments, loss from extinguishment of debt, inducement cost related to extinguishment and modification on warrant liabilities, and a loss from the assumption of Cognate debt. Management believes that the Company has access to capital resources through the sale of equity and debt financing arrangements. Notwithstanding, the Company has not secured any commitments for new financing for this specific purpose at this time.

The Company had current assets of $7.9 million as of December 31, 2016, and a working capital deficit of approximately $68.5 million at December 31, 2016. The Company owed an aggregate of $23.7 million of trade liabilities to related parties as of December 31, 2016. The Company has not yet generated any material revenue from the sale of its products and is subject to all of the risks and uncertainties that are typically faced by biotechnology companies that devote substantially all of their efforts to R&D and clinical trials and do not yet have commercial products. The Company expects to continue incurring losses for the foreseeable future. The Company’s existing liquidity is not sufficient to fund its operations, anticipated capital expenditures, working capital and other financing requirements until the Company reaches significant revenues.  Until that time, the Company will need to obtain additional equity and/or debt financing, especially if the Company experiences downturns in its business that are more severe or longer than anticipated, or if the Company experiences significant increases in expense levels resulting from being a publicly-traded company or from expansion of operations.  If the Company attempts to obtain additional equity or debt financing, the Company cannot assume that such financing will be available to the Company on favorable terms, or at all.

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

3.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company were prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) and include the assets, liabilities, revenues and expenses of the wholly owned subsidiaries in Germany and the United Kingdom. All intercompany transactions and accounts have been eliminated in consolidation.

Consolidation

The Company’s policy is to consolidate all entities in which it can vote a majority of the outstanding voting stock.  In addition, the Company consolidates entities which meet the definition of a variable interest entity (VIE) for which the Company is the primary beneficiary, if any.  The primary beneficiary is the party who has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the VIE.

Prior Period Reclassifications

Certain prior period amounts that were combined in the December 31, 2015 consolidated financial statements have been reclassified for comparability with the December 31, 2016 presentation. These reclassifications had no effect on previously reported net loss.

Cash and Cash Equivalents

Cash consists of funds deposited in checking accounts. The Company has them either in a form of bank deposits or highly liquid debt instruments in investment-grade pursuant to the Company's investment policy. Accounts at each institution are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000. As of December 31, 2016, the Company held a total deposit of approximately $5.8 million with one institution which exceeded the FDIC limit. The management believes that no material credit or market risk exposure exists due to the high credit quality of the institutions that have custody of the Company’s funds. The Company has not incurred any losses on such accounts.

Restricted Cash

The Company records cash held in an escrow account to secure certain debt interest obligations as restricted cash. As of December 31, 2016 and 2015, the Company has $0.7 million and $1.2 million, respectively of restricted cash, respectively.

Property, Plant and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided for using straight-line methods, in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives. Repairs and maintenance costs are charged to operations as incurred. For more details see Note 6.

The Company assesses its long-lived assets for impairment whenever facts and circumstances indicate that the carrying amounts may not be fully recoverable. To analyze recoverability, the Company projects undiscounted net future cash flows over the remaining lives of such assets. If these projected undiscounted net future cash flows are less than the carrying amounts, an impairment loss would be recognized, resulting in a write-down of the assets with a corresponding charge to earnings. The impairment loss is measured based upon the difference between the carrying amounts and the fair values of the assets. Assets to be disposed of are reported at the lower of the carrying amounts or fair value less cost to sell. Management determines fair value using the discounted cash flow method or other accepted valuation techniques.

Accordingly, during the year ended December 31, 2016, an assessment was undertaken to determine whether $44.6 million of assets of the Company might be impaired. The Company’s estimate of undiscounted cash flows indicated that such carrying amounts were expected to be recovered, and therefore there was no impairment as of December 31, 2016. Of course, it is possible that the estimate of undiscounted cash flows could change at some time in the future, resulting in a need at that time to write down such assets to fair value.

Use of Estimates

In preparing financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Due to inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions. These estimates and assumptions include valuing equity securities in share-based payment arrangements, estimating the fair value of financial instruments recorded as derivative liabilities, useful lives of depreciable assets and whether impairment charges may apply, and the fair value of environmental remediation liabilities.

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements, provides guidance on the development and disclosure of fair value measurements. Under this accounting guidance, fair value is defined as an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability.

The accounting guidance classifies fair value measurements in one of the following three categories for disclosure purposes:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Inputs other than Level 1 prices for similar assets or liabilities that are directly or indirectly observable in the marketplace.

Level 3: Unobservable inputs which are supported by little or no market activity and values determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

The carrying amount of the Company’s financial instruments, including cash and cash equivalents and accounts payable approximate their fair values. As of December 31, 2016, the carrying amount of the notes payable approximate fair value as its interest rate approximates current market rates.

Deferred Financing Costs

The Company capitalizes costs related to the issuance of debt which are included on the accompanying consolidated balance sheets. Deferred financing costs are amortized using a straight-line method that approximates the interest method over the life of the related loan and are included as a component of interest expense on the accompanying consolidated statements of operations.

Warrant Liability

The Company accounts for the common stock warrants outstanding as of December 31, 2016 in accordance with the guidance contained in ASC 815-40-15-7D, "Contracts in Entity's Own Equity" whereby under that provision they do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company's statements of operations. The fair value of the warrants issued by the Company in connection with the Conversion Transaction has been estimated using a Monte Carlo simulation. In addition, Under ASC 815, registered common stock warrants that require the issuance of registered shares upon exercise and do not expressly preclude an implied right to cash settlement are accounted for as derivative liabilities. The Company classifies these derivative warrant liabilities on the consolidated balance sheet as a current liability.

Environmental Remediation Liabilities

The Company records environmental remediation liabilities for properties acquired. The environmental remediation liabilities are initially recorded at fair value. The liability is reduced for actual costs incurred in connection with the clean-up activities for each property. Upon completion of the clean-up, the environmental remediation liability is adjusted to equal the fair value of the remaining operation, maintenance and monitoring activities to be performed for the property. The reduction in the liability resulting from the completion of the clean-up is included in other income. As of December 31, 2016, the Company estimate that the total environmental remediation costs associated with the purchase of the UK Facility will amount to approximately $6.2 million. Contamination clean-up costs that improve the property from its original acquisition state are capitalized as part of the property’s overall development costs. The Company engaged a third party specialist to conduct certain surveys of the condition of the property which included, among other things, a preliminary analysis of potential environmental remediation exposures. The Company determined, based on information contained in the specialist’s report, that it would be required to estimate the fair value of an unconditional obligation to remediate specific ground contamination at an estimated fair value of approximately $6.2 million. The Company computed its preliminary estimate of the fair value of this obligation using a probability weighted approach that measures the likelihood of the following two potential outcomes: (i) a higher probability requirement of erecting a protective barrier around the affected area at an estimated cost of approximately $4.5 million, and (ii) a lower probability requirement of having to excavate the affected area at an estimated cost of approximately $32.0 million. The Company’s estimate is preliminary and therefore subject to change as further studies are conducted, and as additional facts come to the Company’s attention. Environmental remediation efforts are complex, technical and subject to various uncertainties. Accordingly, it is at least reasonably possible that any changes in the Company’s estimate could materially differ from the management’s preliminary assessment discussed herein.

Foreign Currency Translation and Transactions

The Company has operations in Germany and the United Kingdom in addition to the U.S. The Company translated its assets and liabilities into U.S. dollars using end of period exchange rates and revenues and expenses are translated into U.S. dollars using weighted average rates. Foreign currency translation adjustments are reported as a separate component of accumulated other comprehensive income (loss) within stockholders’ equity (deficit).

During the year ended December 31, 2016, the Company recorded $2.0 million of foreign currency translation gain primarily due to the strengthening of the U.S. dollar relative to the Euro and British pound sterling.

During the year ended December 31, 2016, the Company also recorded $6.7 million of foreign currency transaction loss on the Consolidated Statement of Operations, which was primarily related to the inter-company transactions related re-valuation to the UK facility.

Comprehensive Loss

The Company reports comprehensive loss and its components in its consolidated financial statements. Comprehensive loss consists of net loss and foreign currency translation adjustments, affecting stockholders’ equity (deficit) that, under U.S, GAAP, is excluded from net loss.

Revenue Recognition

The Company recognizes revenue in accordance with the terms stipulated under the patient service contract. In various situations, the Company receives certain payments for DCVax®-L for patient treatment. These payments are non-refundable, and are not dependent on the Company’s ongoing future performance. Due to potential collectability issues with patients, the Company has adopted a policy of recognizing these payments as revenue when received.

Accrued Outsourcing Costs

Substantial portions of our preclinical studies and clinical trials are performed by third-party laboratories, medical centers, contract research organizations and other vendors (collectively "CROs"). These CROs generally bill monthly or quarterly for services performed, or bill based upon milestones achieved. For clinical studies, expenses are accrued when services are performed. The Company monitors patient enrollment, the progress of clinical studies and related activities through internal reviews of data that is tracked by the CROs under contractual arrangements, correspondence with the CROs and visits to clinical sites.

Research and Development Costs

Research and development costs are charged to operations as incurred and consist primarily of clinical trial costs, related party manufacturing costs, consulting costs, contract research and development costs, clinical site costs and compensation costs. Research and development costs were approximately $60.1 million and $103.1 million for the years ended December 31, 2016 and 2015, respectively.

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

The Company accounts for stock based compensation awards issued to non-employees for services, at either the fair value of the services or the instruments issued in exchange for such services (based on the same methodology described for employee stock based compensation), whichever is more readily determinable.

Debt Extinguishment

The Company accounts for the income or loss from extinguishment of debt by comparing the difference between the reacquisition price and the net carrying amount of the debt being extinguished should be recognized as gain or loss when the debt is extinguished. The gain or loss from debt extinguishment is recorded in the consolidated statements of operations under "other income (expense)" as loss from extinguishment of convertible debt.

Share-settled Debt

Share-settled debt may settle by providing the holder with a variable number of shares with an aggregate fair value equaling the debt principal outstanding. (In some cases, a discount to the fair value of the share price may be used to determine the number of shares to be delivered, resulting in settlement at a premium.) Share-settled debt was analyzed to determine that the share settled debt does not contain a beneficial conversion feature or contingent beneficial conversion feature. Share-settled debt is recorded at fair value.

Sequencing

As of October 13, 2016, the Company adopted a sequencing policy whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors.

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

Adoption of Recent Accounting Pronouncements

Going Concern

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-15, “Presentation of Financial Statements - Going Concern”, which provide guidance about management's responsibility in evaluating whether there is substantial doubt relating to an entity’s ability to continue as a going concern and to provide related footnote disclosures as applicable. ASU 2014-15 is effective for the interim and annual periods ending after December 15, 2016 and the Company adopted the provisions of ASU 2014-15 as of December 31, 2016. There was no impact from adoption of this guidance on the Company's consolidated financial statements.

Interest - Imputation of Interest

In August 2015, the FASB issued ASU No. 2015-15, “Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”, which clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU No. 2015-03, “Interest - Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs”. In particular, ASU No. 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs related to a line-of-credit arrangement as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of such arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted ASU No. 2015-15 during the first quarter of fiscal 2016, and its adoption did not have a material impact on its consolidated financial statements.

Restricted Cash

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which clarifies the presentation of restricted cash in the statements of cash flows. Under ASU 2016-18, restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statements of cash flows. The Company adopted ASU 2016-18 during the three months ended December 31, 2016 on a retrospective basis. As a result, net cash provided by operating activities increased by $1.1 million in the year ended December 31, 2015. Beginning-of-period cash and restricted cash increased by $1.2 million in 2016. The following is a summary of our cash and restricted cash total as presented in the consolidated statements of cash flows for the years ended December 31, 2016 and 2015 (in thousands):

	December 31, 2016	December 31, 2015
Cash and cash equivalents	$6,186	$21,813
Restricted cash	685	1,235
Total cash and restricted cash	$6,871	$23,048

Recent Accounting Pronouncements

Statement of Cash Flows

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which addresses specific cash flow classification issues where there is currently diversity in practice including debt prepayment and proceeds from the settlement of insurance claims. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, with early adoption permitted. The Company is currently assessing the impact that ASU No. 2016-15 will have on its consolidated financial statements.

Compensation-Stock Compensation

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. Under ASU No. 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU No. 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU No. 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU No. 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with a fair value up to the amount of taxes owed using the maximum statutory tax rate in the employee’s applicable jurisdiction(s). ASU No. 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current U.S. GAAP, it was not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. These aspects of ASU 2016-09 are effective for reporting periods beginning after December 15, 2016, with early adoption permitted provided that all of the guidance is adopted in the same period. The Company will adopt this guidance as of and for the three months ended March 31, 2017. The Company does not expect the adoption of ASU 2016-09 to have a material impact on its consolidated financial statements and related disclosures.

Revenue from Contracts with Customer

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, an updated standard on revenue recognition.  ASU No. 2014-09 provides enhancements to the quality and consistency of how revenue is reported by companies while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or U.S. GAAP.  The main purpose of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements.  In July 2015, the FASB voted to approve a one-year deferral of the effective date of ASU No. 2014-09, which will be effective for the Company in the first quarter of fiscal year 2018 and may be applied on a full retrospective or modified retrospective approach. The Company is currently evaluating the pending adoption of ASU 2014-09 and its impact on the Company's consolidated financial statements and has not yet identified which transition method will be applied upon adoption.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customer. The new guidance is an update to ASC 606 and provides clarity on: identifying performance obligations and licensing implementation. For public companies, ASU No. 2016-10 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating the impact of this guidance on its consolidated financial position, results of operations and cash flows.

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

Extinguishment of Derivative Liabilities related to Cognate

On May 2, 2016, the Company submitted a remediation plan (the “Remediation Plan”) related to certain stock previously issued to Cognate to regain compliance with Nasdaq’s Rule 5635. The Remediation Plan was accepted by Nasdaq on August 30, 2016.

Pursuant to the Remediation Plan, the Company canceled the most favored nation provisions related to warrants and common shares issued to Cognate under 2013 Manufacturing Services agreement (“2013 Agreement”) and 2014 Manufacturing Services Agreements (“2014 Agreements”) through a binding agreement with Cognate. In addition, Cognate returned and the Company extinguished 6,880,574 warrants at an original exercise price of $4.00 that were issued under the 2014 Agreements; the Company issued replacement warrants of 4,305,772 at a higher exercise price ($4.27). The fair value of the 4.3 million replacement warrants was approximately $403,000 on the grant date, and was recorded in the additional paid in capital. The aggregate fair value of the 6.88 million warrants extinguished as of August 30, 2016 was approximately $10.1 million, and was recorded through additional paid in capital.

A summary of weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring Cognate warrants extinguishment as of August 30, 2016 is as follows:

Date of valuation	August 30, 2016
Strike price	$0.35
Contractual term (years)	2.8
Volatility (annual)	81%
Risk-free rate	1%
Dividend yield (per share)	0%

Derivative Warrants Granted in 2016

Public and Private Offering

During the year ended December 31, 2016, the Company issued 15,819,000 warrants (the “Warrants”) to multiple investors (the “Holders”), including 643,000 warrants at exercise price of $0.35 to Jerry Jasinowski, who serves as the board director of the Company. Since the Company’s adopted sequencing policy (see FN 3), the warrants were classified as liabilities and measured at fair value on the grant date, with changes in fair value recognized as other income on the statement of operation and disclosed in the financial statements as long as the contracts remain classified as liabilities

A summary of weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring warrant granted during the year ended December 31, 2016 is as follows:

2016 Warrants Granted
Strike price	$0.36
Contractual term (years)	5.0
Volatility (annual)	99%
Risk-free rate	2%
Dividend yield (per share)	0%

Debt Conversion

During the year ended December 31, 2016, the Company issued 6,034,000 shares of common stock and 2,517,000 warrants (the “Warrants”) to a debt holder (the “Holder”) to convert his outstanding debt in dispute and accrued interest for total $2.5 million. The Warrants were classified as liabilities and measured at fair value on the grant date, with changes in fair value recognized as other income on the statement of operation and disclosed in the financial statements as long as the contracts remain classified as liabilities

A summary of weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring warrant granted during the year ended December 31, 2016 is as follows:

2016 Warrants Granted
Strike price	$0.48
Contractual term (years)	5.5
Volatility (annual)	137%
Risk-free rate	1%
Dividend yield (per share)	0%

Share settled Debt

The fair value of share settled debt (in default) was valued based upon the closing price of the Company’s common stock as of October 13, 2016 and December 31, 2016.

Extinguishment of Warrant Liabilities Related to Cash Exercise

During the year ended December 31, 2016 approximately 2,555,000 warrants classified as derivative liabilities were exercised for cash. A summary of weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring warrant exercises (originally recorded as liabilities) during the year ended December 31, 2016 is as follows:

2016 Warrants Exercises
Strike price	$0.35
Contractual term (years)	2.2
Volatility (annual)	84%
Risk-free rate	1%
Dividend yield (per share)	0%

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2016 and 2015 (in thousands):

	Fair value measured at December 31, 2016
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Derivative liability	$4,862	$-	$-	$4,862
Share-settled debt (in default)	5,200			5,200
Total fair value	$10,062	$-	$-	$10,062

	Fair value measured at December 31, 2015
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Derivative liability	$27,982	$-	$-	$27,982

There were no transfers between Level 1, 2 or 3 during the years ended December 31, 2016 and 2015, respectively.

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

The following table presents changes in Level 3 liabilities measured at fair value for the years ended December 31, 2016 and 2015. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

	Warrant	Share-settled
	Liability	Debt (in Default)	Total
Balance – January 1, 2015	$44,742	$-	$44,742
Change in fair value	(15,676)	-	(15,676)
Cashless warrants exercise	(521)	-	(521)
Warrants exercised for cash	(264)	-	(264)
Redeemable security settlement	(299)	-	(299)
Balance – December 31, 2015	27,982	-	27,982
Extinguishment of derivative liabilities related to Cognate	(10,131)		(10,131)
Extinguishment of warrant liabilities related to warrants exercised for cash	(415)		(415)
Warrants granted	5,317		5,317
Share-settled debt assumed from Cognate	-	5,680	5,680
Conversion of share-settled debt	-	(480)	(480)
Change in fair value	(17,891)	-	(17,891)
Balance – December 31, 2016	$4,862	$5,200	$10,062

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy for the years ended December 31, 2016 and 2015 is as follows:

Date of valuation	December 31, 2016	December 31, 2015
Strike price	$0.60	$3.49
Contractual term (years)	4.7	3.1
Volatility (annual)	98%	87%
Risk-free rate	2%	1%
Dividend yield (per share)	0%	0%

5.  Share-based Compensation

Related Party

The Company recorded approximately $13.6 million and $40.8 million expenses for stock based payment expense to Cognate for the year ended December 31, 2016 and 2015, respectively (see FN9).

The Company issued 175,000 shares and 318,116 shares of common stock for services to Cognate debt holders in partial satisfaction of amounts owed to Cognate for manufacturing services, which resulted in compensation expense of $86,000 and $2.7 million for the years ended December 31, 2016 and 2015, respectively.

Other

The Company issued 75,000 shares and 85,228 shares of common stock for the years ended December 31, 2016 and 2015, respectively, which resulted in share based compensation of approximately $41,000 and $0.7 million, respectively.

6. Property and Equipment

Property and equipment consist of the following at December 31, 2016 and 2015 (in thousands):

	December 31,	December 31,
	2016	2015
Leasehold improvements	$69	$69
Office furniture and equipment	25	25
Computer equipment and software	626	598
	720	692
Less: accumulated depreciation	(405)	(216)
Total property, plant and equipment, net	315	476
Construction in progress (property in the United Kingdom)*	44,559	45,681
	$44,874	$46,157

* Construction in progress includes both the land acquisition costs and the building costs.

Depreciation expense was approximately $189,000 and $56,000 for the years ended December 31, 2016 and 2015, respectively.

7. Notes Payable

The following table summarizes outstanding debt as of December 31, 2016 and 2015, respectively (amount in thousands):

						Remaining
		Stated	Conversion		Remaining	Deferred	Carrying
	Maturity Date	Interest Rate	Price	Face Value	Debt Discount	Financing Cost	Value
6% unsecured (1)	3/25/2011 & 9/19/2011	6%	$3.09	$135	$-	$-	$135
10% unsecured note to related party	On Demand	10%	N/A	50	-	-	50
12% unsecured note to related party (2)	On Demand	12%	N/A	260	-	-	260
2014 Senior convertible notes	8/15/2017	5%	$6.60	11,000	-	(175)	10,825
10% unsecured (3)	11/4/2017	10%	N/A	2,450	-	-	2,450
8% unsecured note (4)	6/30/2018	8%	N/A	3,310	(310)	-	3,000
Share-settled debt, at fair value (5)	In Default	18%	$0.35	5,200	-	-	5,200
Mortgage loan (6)	11/16/2017 & 8/16/2017	12%	N/A	10,156	-	(365)	9,791
Ending balance as of December 31, 2016				$32,561	$(310)	$(540)	$31,711

					Remaining
		Stated	Conversion		Deferred	Carrying
	Maturity Date	Interest Rate	Price	Face Value	Financing Cost	Value
15% unsecured - in dispute	7/31/2011	15%	N/A	$934	$-	$934
6% unsecured	3/25/2011 & 9/19/2011	6%	$3.09	135	-	135
10% unsecured note to related party	On Demand	10%	N/A	50	-	50
2014 Senior convertible notes	8/15/2017	5%	$6.60	11,000	(457)	10,543
Mortgage loan	11/16/2017 & 8/16/2017	12%	N/A	11,612	(468)	11,144
Ending balance as of December 31, 2015				$23,731	$(925)	$22,806

(1)	This $135,000 note as of December 31, 2016 consists of two separate 6% notes in the amounts of $110,000 and $25,000. In regard to the $110,000 note, the Company has made ongoing attempts to locate the creditor to repay or convert this note, but has been unable to locate the creditor to date. In regard to the $25,000 note, the holder has elected to convert these notes into equity, the Company has delivered the applicable conversion documents to the holder, and the Company is waiting for the holder to execute and return the documents.

(2)	On November 28, 2016, Leslie J. Goldman loaned the Company $260,000 pursuant to a Demand Promissory Note (the “Goldman Note”). The Goldman Note bore interest at 12% per annum, and is payable upon demand, with 5 days’ prior written notice by Mr. Goldman to the Company.

(3)	On November 4, 2016, the Company entered into three promissory notes agreement (“the Notes”) with an individual investor for an aggregate amount of $2.45 million. The Notes bore interest at the rate of 10% with 1 year term.

(4)	On December 30, 2016, the Company entered into a note purchase agreement (the “Note”) with an individual investor for an aggregate principal amount of $3,310,000. The Note bore interest at 8% per annum with 18 months term. The Note carries an original issue discount of $300,000 and $10,000 legal cost that was reimbursable to the investor.

(5)	On October 13, 2016, the Company entered an Assignment and Assumption Agreement (the “Agreement”) with Cognate to assume certain Collateralized Full Recourse Redeemable Notes (the “Notes”) owed by Cognate for total $5.7 million. The Notes were originally due in January 2016 and are currently in default and bore a default interest rate of 18% per annual. During 2016, the Company issued 1,000,000 shares of common stock to convert $480,000 of the Notes. The Company had a $5.2 million principal balance and a $0.2 million accrued interest balance as of December 31, 2016.

These Notes settle by providing the debt holder with a variable number of the Company’s shares with an aggregate fair value determined by reference to the debt principal outstanding. Because the value that the holder receives at settlement does not vary with the value of the Company’s equity shares, the settlement provision is not considered a conversion option for financial accounting purposes. Rather, these Notes are recognized as share-settled debt at fair value. The share-settled debt is currently in default.

(6)	On August 17, 2016 and November 17, 2016, the Mortgage loan lender issued two automatic one-year extensions of mortgage loan maturity date to August 16, 2017 and November 16, 2017, with a renewal fees of approximately $0.2 million and $0.3 million, respectively, which are not due until the end of the extension period and were recorded as deferred financing cost. The Company recorded the renewal fees as deferred financing cost on the balance sheet and amortized the renewal fess through the remaining life of the mortgage using a straight-line method.

The following table summarizes total interest expenses related to senior convertible notes, share-settled debt, other notes and mortgage loan for years ended December 31, 2016 and 2015, respectively (in thousands):

	For the years ended
	December 31,
	2016	2015
Interest expenses related to senior convertible notes:
Contractual interest	$551	$640
Accelerated interest due to the conversion of convertible senior notes into common stock	-	763
Amortization of debt issuance costs	282	363
Accelerated amortization of debt issuance cost due to the conversion of convertible senior notes into common stock	-	302
Total interest expenses related to senior convertible notes	833	2,068
Interest expenses related to other notes:
15% unsecured originally due July 2011 - in dispute	860	140
10% unsecured notes due November 2017	57	-
6% unsecured	7	(70)
10% unsecured note due 2014 (related party) - on demand	25	18
12% unsecured note (related party) - on demand	3	-
Share-settled debt, at fair value (in default)	200	-
Amortization of debt discount	-	57
Total interest expenses related to other notes	1,152	145
Interest expenses related to mortgage loan:
Contractual interest	1,259	1,349
Amortization of debt issuance costs	568	582
Total interest expenses on the mortgage loan	1,827	1,931
Other interest expenses	6	9
Total interest expenses	$3,818	$4,153

8.	Net Loss per Share Applicable to Common Stockholders

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted loss per common share is computed similar to basic loss per common share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock.

The following table sets forth the computation of loss per share for the years ended December 31, 2016 and 2015, respectively:

The following securities were not included in the diluted net loss per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the years ended
	December 31,
	2016	2015
Common stock options	1,551	1,551
Common stock warrants - equity treatment	38,241	14,834
Common stock warrants - liability treatment	20,037	12,433
Share-settled debt and accrued interest, at fair value	15,429	-
Convertible notes and accrued interest	1,766	1,763
Potentially dilutive securities	77,024	30,581

9.   Related Party Transactions

Cognate BioServices, Inc.

The Company and Cognate BioServices entered into a DCVax-L Manufacturing Services Agreement and a DCVax-Direct Manufacturing Services Agreement, both effective January 17, 2014, and those Agreements followed and superseded Manufacturing Services Agreements in 2011 and 2007. The 2007 and 2011 Agreements had provided for baseline charges to the Company per month for dedicated manufacturing capacity, and the 2014 DCVax-L and DCVax-Direct Manufacturing Services Agreements also provide for such baseline charges. These minimum charges reflect the fact that the manufacturing suites and capacity that are going to be used for production of the Company’s DCVax products must be dedicated exclusively to the DCVax products and cannot be used to produce numerous different clients’ products in batches on a “campaign” basis, as is usually the case in contract manufacturing facilities. See description in Note 1 above. The capacity charges in the DCVax-L and DCVax-Direct Agreements entered into in January 2014 were increased in connection with the expansion of DCVax-L and DCVax-Direct production needed for the Company’s growing programs and requested by the Company.

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

Under the January 17, 2014 DCVax®-L Manufacturing Services Agreement and the DCVax-Direct Agreement, a new set of provisions apply going forward to any shut down or suspension.  Under these provisions, the Company will be contingently obligated to pay certain fees to Cognate BioServices (in addition to any other remedies) if the Company shuts down or suspends its DCVax-L program or DCVax-Direct program.  For a shut down or suspension of the DCVax-L program, the fees will be as follows:

•	Prior to the last dose of the last patient enrolled in the Phase III trial for DCVax®-L or After the last dose of the last patient enrolled in the Phase III clinical trial for DCVax®-L but before any submission for product approval in any jurisdiction or after the submission of any application for market authorization but prior to receiving a marketing authorization approval: in any of these cases, the fee shall be $3 million.
•	At any time after receiving the equivalent of a marketing authorization for DCVax®-L in any jurisdiction, the fee shall be $5 million.

For a shut down or suspension of the DCVax-Direct program, the fees will be as follows:

•	Prior to the last dose of the last patient enrolled in the Phase I/II trial for DCVax®-Direct, the fee shall be $1.5 million.
•	After the last dose of the last patient enrolled in the Phase I/II clinical trial for DCVax®-Direct but before the initiation of a Phase III trial the fee shall be $2.0 million.
•	After initiation of a phase III trial but before submission of an application for market authorization in any jurisdiction or after the submission of an application for market authorization but prior to receiving a market authorization approval: in each of these cases, the fee shall be $3.0 million.
•	At any time after receiving the equivalent of a marketing authorization for DCVax®-Direct in any jurisdiction the fee shall be $5.0 million.

While our DCVax programs are ongoing, the Company is required to pay certain fees for dedicated production suites or capacity reserved exclusively for DCVax production, and pay for a certain minimum number of patients, whether or not we fully utilize the dedicated capacity and number of patients.

Remediation Plan

As previously reported, on April 26, 2016, the Nasdaq Staff notified the Company that it had reviewed certain stock issuances by the Company to Cognate during 2014 and 2015, and that the Staff had determined that those issuances should be aggregated for purposes of applying Nasdaq rules. Under Nasdaq rules, for purposes of measuring against the limit of 20% of total shares outstanding, all of the stock issuances made by the Company to Cognate during 2014 and 2015 were aggregated, and they were measured against only the shares outstanding in January 2014. Based on the aggregation, the Nasdaq staff determined that certain issuances violated certain Nasdaq listing rules.

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

The Remediation Plan was accepted by the Nasdaq staff on August 30, 2016. Pursuant to the Remediation Plan:

(a) Cognate returned and the Company canceled 8,052,092 restricted shares previously issued to Cognate under the most favored nation anti-dilution provisions of the Contracts, and the most favored nation provisions were deleted from the Contracts. The Company debited par value and credited additional paid in capital on August 30, 2016.

(b) Cognate returned and the Company canceled warrants for 6,880,574 shares issued under the 2014 Agreements, and the Company issued to Cognate new warrants for 4,305,772 shares at a higher exercise price ($4.27) with 5 year term (see FN 4).

(c) Cognate returned and the Company canceled 731,980 of the total of 5,101,330 restricted shares initially issued under the 2014 Agreements. The Company debit to the par value and credit to additional paid in capital.

The remaining portions of the multi-year lock-up and vesting periods relating to shares and warrants held by Cognate were also cancelled.

The Nasdaq settlement does not affect other obligations of the Company to Cognate, including for existing unpaid invoices, as the Company has previously reported.

Cognate Expenses and Accounts Payable

As of December 31, 2016 and 2015, the Company owed Cognate $23.4 million and $5.5 million, respectively, for unpaid invoices for manufacturing, product distribution, product and process development, and related services. The Company and Cognate are in negotiations in regard to a potential reduction or settlement with respect to the unpaid invoices. The terms have not yet been finalized.

The following table shows a summary of research and development costs from Cognate relating to the DCVax-L and DCVax-Direct programs, product and process development work and preparations for upcoming Phase II trials for the years ended December 31, 2016 and 2015, respectively (in thousands):

	For the years ended
	December 31,
	2016	2015
Cognate research and development cost - services	$34,665	$37,703
Stock issued to and returned by Cognate	13,654	40,765
Total	$48,319	$78,468

Share Based Payments

Fiscal 2016 Activities

On September 7, 2016, under the Company’s Remediation Agreement with Nasdaq, Cognate returned 8,052,092 vested shares to the Company. The Company cancelled them and recorded this as a reduction in shares outstanding. Cognate also held 731,980 unvested shares at that time. Cognate returned those 731,980 shares to the Company and the Company cancelled them as well. At the time, the development expense associated with the 731,980 shares was $221,000.

Fiscal 2015 Activities

For the year ended December 31, 2015, the Company issued 318,116 shares of common stock for services to Cognate’s designee in partial satisfaction of amounts owed to Cognate for manufacturing services, which resulted in compensation expense of $2.7 million.

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

The Company recorded approximately $13.6 million and $40.8 million of expense for the years ended December 31, 2016 and 2015, respectively, for stock based payment expense to Cognate. The fair value calculation of these shares was determined using the market price for tradable shares on the date of issuance.

Shares payable to related party - elimination of most favored nation provision

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

During the nine months period ended September 30, 2016, the Company entered into several financings with unrelated institutional investors that triggered the most favored nation provision.

However, these most favored nation shares were never issued to Cognate. Under the Remediation Agreement, Cognate agreed to eliminate the most favored nation provisions, and to forego these shares that had already been triggered. As a result of the elimination of the most favored nation, the Company reclassified $22.5 million shares payable which resulted in an increase to additional paid in capital.

Letter Agreement and Assignment Agreement with Related Party

The Company entered into a Letter Agreement (the “Agreement”) with Cognate and related agreements in connection with an institutional financing of Cognate and to enable the Company to continue obtaining services from Cognate for the Company’s ongoing Phase III DCVax®-L trial and upcoming Phase II DCVax®-Direct trials. As an initial implementation step pursuant to the Agreement, on October 13, 2016 the Company entered into an Assignment and Assumption Agreement (the “Assignment Agreement”) pursuant to which the Company agreed to assume certain Cognate debt obligations in connection with preparations for initiation of Phase II clinical trials and further services in ongoing trials. The Company and Cognate are in negotiations in regard to crediting of the assumed debt against a portion of the unpaid invoices owed by the Company to Cognate. The terms for the crediting have not yet been finalized.

As further consideration for Cognate's forbearance described above, in the future, when and if permitted, the Company will reverse the conversion of $3.75 million of Cognate's accounts receivable into shares of the Company’s common stock effected in connection with the Company's October, 2015, $30,000,000 financing transaction, to the extent and/or when not prohibited by applicable law, rules and regulations, including but not limited to Delaware law.

As previously reported, the Company has also been negotiating with the third party lender in regard to the assumed debt. Based on discussions to date, the Company anticipates that, over a period of up to one year, the obligations could total an amount up to approximately $5 million. The Company will report on the results of further negotiations and finalization in a future periodic filing. To discharge an initial obligation of $480,000, the Company issued to the lender 1,000,000 shares of common stock at $0.48 per share.

Cognate Organization

Pursuant to an institutional financing of Cognate in October 2016, Cognate’s operations outside the US were separated from its operations in the US. The operations outside the US include Cognate BioServices GmbH in Germany, Cognate BioServices Ltd. In the UK, and Cognate Israel in Israel. Both Cognate BioServices, Inc. in the US and the Cognate affiliates outside the US are owned by Toucan Fund III. The Cognate affiliate in Germany works with the Fraunhofer Institute to produce DCVax-L products there, and Cognate affiliates in the UK and Israel are preparing for production of DCVax-L products in those locations. Approximately $4.3 million of the total research and development cost were related to Cognate entities outside the US are included in the overall amounts reported with respect to Cognate.

Other Related Parties

Jerry Jasinowski – Private Offering

On December 22, 2016, the Company issued 1,285,714 shares of common stock at $0.35 and warrants to purchase an additional 642,857 shares of Common Stock at an exercise price of $0.35 per share with a five year term to Jerry Jasinowski, who was appointed to the Board of Directors in April 2012. The Company received proceeds of $450,000.

Leslie J. Goldman – Demand Loan

On November 28, 2016, Leslie J. Goldman, an officer of the Company, loaned the Company $260,000 pursuant to a Demand Promissory Note (the “Goldman Note”). The Goldman Note bore interest at the rate of 12% per annum, and was payable upon demand, with 5 days’ prior written notice by Mr. Goldman to the Company.

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

10. Stockholders’ Equity (Deficit)

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

The modification of the warrant exercise price increased the value of the warrants by approximately $2.6 million. This cost was recorded as a deemed dividend in additional paid-in capital due to the absence of retained earnings. This cost is included in modification of warrants and increased the net loss available to common shareholders on the consolidated statements of operations.

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

The modification of the warrant exercise price increased the value of the warrants by approximately $3.0 million. This cost was recorded as a deemed dividend in additional paid-in capital due to the absence of retained earnings. This cost is included in modification of warrants and increased the net loss available to common shareholders on the consolidated statements of operations

During the quarter ended September 30, 2016, the Company issued a total of 2,572,216 shares of Common stock at $0.36 per share to several angel investors for aggregate proceeds of $0.9 million. The Company also issued 1,286,111 warrants at an exercise price of $0.42 per share, with an exercise period of 5 years.

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

Fourth Quarter of 2016

During the quarter ended December 31, 2016, the Company issued 28,575,000 shares of common stock at $0.35 per share, and warrants to purchase an additional 14,287,500 shares of Common Stock at an exercise price of $0.35 per share with five years term through a registered direct offering. The Company received net proceeds of approximately $9.2 million, after deducting aggregate placement agent fees and attorneys’ fees of approximately $0.8 million.

In October 2016 and November 2016, the Company issued a total of 2,518,687 shares of Common stock at a weighted average price of $0.53 per share to several angel investors for aggregate proceeds of $1.3 million. The Company also issued 1,259,345 warrants at a weighted average exercise price of $0.51 per share, with an exercise period of 5 years.

On December 22, 2016, the Company issued 1,285,714 shares of common stock at $0.35 and warrants to purchase an additional 642,857 shares of Common Stock at an exercise price of $0.35 per share with a five year term to Jerry Jasinowski, who was appointed to the Board of Directors in April 2012. The Company received proceeds of $450,000.

Total warrants issued from direct offerings and private placement have value of approximately $4.2 million, see FN 4 for more details regarding valuation.

During the quarter ended December 31, 2016, the Company issued a total of 60,000 shares of Common stock at $0.49 per share to several scientific board members as share based compensation. The Company recorded the $29,400 expense in research and development for the year ended December 31, 2016.

During the quarter ended December 31, 2016, the Company converted accrued interest associated with a note in dispute that was originally issued in 2011. The accrued interest balance as of December 13, 2016 was $1.5 million. In order to extinguish this accrued interest liability, the Company issued 2,812,174 shares of common stock and 1,406,086 warrants at a weighted average exercise price of $0.50 with an exercise period of 5 years, commencing 6 months after issuance.  The fair value of the common shares on the issuance date was approximately $1.5 million. The fair value of the warrants on the issuance date was approximately $0.6 million using a Black-Scholes model, see FN 4 for more details regarding valuation.

The total loss on the extinguishment of accrued interest was approximately $0.7 million during the three months ended December 31, 2016. This amount was recorded as a component of loss from extinguishment of debt on the consolidated statements of operations.

During the quarter ended December 31, 2016, the Company issued 1,000,000 shares of common stock to convert $480,000 debt which was assigned by Cognate.

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

Stock Purchase Warrants

The following is a summary of warrant activity for the years ended December 31, 2016 and 2015 (dollars in thousands, except per share data):

	Number of	Weighted Average
	Warrants	Exercise Price
Outstanding as of January 1, 2015	29,385	$4.72
Warrants granted	1,953	4.51
Warrants exercised for cash	(1,678)	4.25
Warrants exercised on a cashless basis*	(304)	3.96
Warrant adjustment due to Cognate price reset	62	3.35
Warrants expired and cancellation	(2,431)	4.82
Adjustment related to prior issued warrants	280	4.41
Outstanding as of December 31, 2015 **	27,267	4.40
Warrants granted in a registered direct offering	14,485	2.70
Warrants granted to Cognate*	35,504	0.69
Warrants canceled by Cognate	(37,147)	0.35
Warrants exercised for cash	(15,357)	0.53
Warrants granted ***	35,287	0.43
Warrants expired and cancellation	(1,761)	9.36
Outstanding as of December 31, 2016**	58,278	$1.78

* The warrants contain “down round protection” and the Company classifies these warrant instruments as liabilities at their fair value and adjusts the instruments to fair value at each reporting period.

** Approximately 49,827,000 warrants issued to Cognate and 37,147,000 warrants canceled by Cognate, during the 8-year period from 2008 through 2016, with a weighted average exercise price and remaining contractual term of $4.19 and 2.43 years, respectively. The weighted average exercise price gives effect to adjustments related to the most favored nation clause in these warrants.

*** According to the sequencing policy (FN3), the Company classifies these derivative warrant liabilities on the consolidated balance sheet as a current liability.

11.   Variable Interest Entities

Variable Interest Entities (“VIEs”) are entities in which equity investors lack the characteristics of a controlling financial interest.  VIEs are consolidated by the primary beneficiary.  The primary beneficiary is the party who has both the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the entity.

After the assumption of $5.7 million in debt originally incurred by Cognate in October 2016 and if in the future the Company reverses $3.8 of Cognate invoices that were previously paid in common stock and warrants in October 2016, the Company has an implicit variable interest in Cognate to potentially fund Cognate’s losses (if Cognate incurs losses).  The Company determines whether it is the primary beneficiary of Cognate upon its initial involvement and the Company reassess whether it is the primary beneficiary of Cognate on an ongoing basis.  The determination of whether the Company is the primary beneficiary of Cognate is based upon the facts and circumstances and requires significant judgment.  The Company’s considerations in determining Cognate’s most significant activities and whether the Company has power to direct those activities include, but are not limited to, Cognate’s purpose and design and the risks passed through to investors, the voting interests of Cognate, management, service and/or other agreements of Cognate, involvement in Cognate’s initial design and the existence of explicit or implicit financial guarantees.  As of December 31, 2016, the Company does not have the power over the most significant activities (control of operating decisions) and therefore does not meet the "power" criteria of the primary beneficiary.

The maximum exposure to loss is limited to the notional amounts of the implicit variable interest in Cognate.  The Company has no current plans to provide any support additional to that which is noted above.  Therefore, the maximum exposure to loss from its implicit interest is limited to $4.5 million as of December 31, 2016; which is the shutdown fee the Company must pay to terminate their relationship with Cognate.

12.   Commitments and Contingencies

Contingent Payment to Cognate BioServices

Under the January 17, 2014 DCVax®-L Manufacturing Services Agreement and the DCVax-Direct Agreement, a new set of provisions apply going forward to any shut down or suspension.  Under these provisions, the Company will be contingently obligated to pay certain fees to Cognate BioServices (in addition to any other remedies) if the Company shuts down or suspends its DCVax-L program or DCVax-Direct program.  For a shut down or suspension of the DCVax-L program, the fees will be as follows:

•	Prior to the last dose of the last patient enrolled in the Phase III trial for DCVax®-L or After the last dose of the last patient enrolled in the Phase III clinical trial for DCVax®-L but before any submission for product approval in any jurisdiction or after the submission of any application for market authorization but prior to receiving a marketing authorization approval: in any of these cases, the fee shall be $3 million.
•	At any time after receiving the equivalent of a marketing authorization for DCVax®-L in any jurisdiction, the fee shall be $5 million.

For a shut down or suspension of the DCVax-Direct program, the fees will be as follows:

•	Prior to the last dose of the last patient enrolled in the Phase I/II trial for DCVax®-Direct, the fee shall be $1.5 million.
•	After the last dose of the last patient enrolled in the Phase I/II clinical trial for DCVax®-Direct but before the initiation of a Phase III trial the fee shall be $2.0 million.
•	After initiation of a phase III trial but before submission of an application for market authorization in any jurisdiction or after the submission of an application for market authorization but prior to receiving a market authorization approval: in each of these cases, the fee shall be $3.0 million.
•	At any time after receiving the equivalent of a marketing authorization for DCVax®-Direct in any jurisdiction the fee shall be $5.0 million.

While our DCVax programs are ongoing, the Company is required to pay certain fees for dedicated production suites or capacity reserved exclusively for DCVax production, and pay for a certain minimum number of patients, whether or not we fully utilize the dedicated capacity and number of patients.

Operating Lease

On July 31, 2012, the Company entered into a non-cancelable operating lease for 7,097 square feet of office space in Bethesda, Maryland, which expires in March 2018. Rent expense for 2016 and 2015 amounted to $0.3 million and $0.3 million, respectively.

On October 28, 2013, the Company entered into a non-cancelable operating lease for 4,251 square feet of office space in Germany, which expires in December 2017. The lease contains an option with 3 years extension, and a 6 month in advance notice is required.

On March 26, 2016, the Company entered into a non-cancelable operating lease for 505 square feet of office space in London, which expires in March, 2017. On December 19, 2016, the Company entered a renewal agreement to extend the office lease for an additional 1 year until March, 2018. Rent expense in the U.K. for the year ended December 31, 2016 was approximately $120,000.

The Company’s future minimum lease payments are as follows as of December 31, 2016 (in thousands):

	Office Leases
	U.S.	Germany	U.K.	Total
2017	$318	$64	$175	$557
2018	81	-	39	120
Total	$399	$64	$214	$677

Derivative and Class Action Litigation

On June 19, 2015, two purported shareholders filed a lawsuit in the Delaware Court of Chancery, captioned Tharp, et al. v. Cognate, et al., C.A. 11179-VCG (Del. Ch. filed June 19, 2015), purportedly suing on behalf of a class of similarly situated shareholders and derivatively on behalf of the Company. The lawsuit names Cognate BioServices, Inc., Toucan Partners, Toucan Capital Fund III, our CEO Linda Powers and the individuals who then served on the Company’s Board of Directors as defendants, and names the Company as a “nominal defendant” with respect to the derivative claims. The complaint generally challenges certain transactions between the Company and Cognate and the Toucan entities, in which Cognate and the Toucan entities provided services and financing to the Company, or agreed to the conversion of debts owed to them by the Company into equity. The complaint seeks unspecified monetary relief for the Company and the plaintiffs, and various forms of equitable relief, including disgorgement of allegedly improper benefits, rescission of the challenged transactions, and an order forbidding similar transactions in the future. The plaintiffs filed an amended complaint on November 6, 2015. The Company and the other named defendants filed motions to dismiss the amended complaint on January 19, 2016, which are now fully briefed. The Company intends to vigorously defend the case.

On November 19, 2015, a third purported shareholder filed a lawsuit in the U.S. District Court for the District of Maryland, captioned Yonemura v. Powers, et al., No. 15-03526 (D. Md. filed Nov. 19, 2015), claiming to sue derivatively on behalf of the Company. The complaint names the individuals who then served on the Company’s Board of Directors, Toucan Capital Fund III, L.P., Toucan General II, LLC, Toucan Partners, LLC, and Cognate as defendants, and names the Company as a nominal defendant. The complaint generally challenges the same transactions disputed in the Delaware case, claiming that the Company purportedly overcompensated Cognate and Toucan for certain services and loans in payments of stock, and that the Company’s CEO, Ms. Powers, benefited from these transactions with Cognate and Toucan, which she allegedly owns or controls. The complaint asserts that the alleged overpayments unjustly enriched Ms. Powers, Toucan, and Cognate; that the Company’s directors breached their fiduciary duties of loyalty and good faith to the Company by authorizing the payments to Cognate; and that Ms. Powers, Cognate, and Toucan aided and abetted the directors’ breaches of fiduciary duties. The plaintiff seeks an award of unspecified damages to the Company and seeks equitable remedies, including disgorgement by Ms. Powers, Toucan, and Cognate of the allegedly improper benefits received as a result of the disputed transactions. The plaintiff also seeks costs and disbursements associated with bringing suit, including attorneys' fees and expert fees. The Company intends to vigorously defend the case. The case is currently stayed pending the parties’ progress toward an acceptable resolution of the litigation.

On November 28, 2016, a purported shareholder filed a lawsuit in the Circuit Court for Montgomery County, Maryland, captioned Wells v. Powers, et al., Case No. 427353-V (Md. Cir. Ct., Mont. Cnty. filed Nov. 28, 2016), claiming to sue derivatively on behalf of the Company. The complaint names six current and former members of the Company’s Board of Directors, Toucan Partners, LLC, Toucan Capital Fund III, L.P., Toucan Partners, LP (a non-existent entity), Toucan General II, LLC, and Cognate as defendants, and names the Company as a nominal defendant. The complaint largely challenges the same transactions disputed in the two cases discussed above, claiming that the Company overcompensated Cognate and Toucan for certain services and loans. It asserts that, by authorizing those transactions, the individual defendants breached their fiduciary duties to the Company, abused their ability to control and influence the Company, and engaged in gross mismanagement of the Company’s business and assets. In addition, the complaint claims that the individual defendants are liable to the Company for misleading its investors and financiers. The complaint claims that the individual defendants were unjustly enriched by receiving compensation while the Company’s stock price was allegedly artificially inflated; that Ms. Powers, Toucan, and Cognate are “controlling” stockholders of the Company who breached their fiduciary duties to minority stockholders; that Ms. Powers, Toucan, and Cognate, benefited from these transactions due to their alleged “control”; that the alleged overpayments unjustly enriched Ms. Powers, Toucan, and Cognate; and that Toucan and Cognate aided and abetted the individual defendants in breaching their fiduciary duties. The complaint seeks the award of unspecified damages to the Company; an order from the court directing the Company to reform its corporate governance and internal procedures; and equitable remedies, including restitution and disgorgement from defendants. The plaintiff also seeks the costs and disbursements associated with bringing suit, including attorneys’ fees, costs, and expenses. The plaintiff filed an amended complaint on March 1, 2017. The Company intends to vigorously defend the case.

Class Action Securities Litigation

On August 26, 2015, a purported shareholder of the Company filed a putative class action lawsuit in the U.S. District Court for the District of Maryland, captioned Lerner v. Northwest Biotherapeutics, Inc., et al., No. 15-02532 (D. Md. filed Aug. 26, 2015). The lawsuit named the Company and Ms. Powers as defendants.  On December 14, 2015, the court appointed two lead plaintiffs. The Lead Plaintiffs filed an amended complaint on February 12, 2016, purportedly on behalf of all of those who purchased common stock in the Company between January 13, 2014 and August 21, 2015. The amended complaint generally claimed that the defendants violated Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934 by making misleading statements and/or omissions on a variety of subjects, including the status and results of the Company’s DCVax trials.  The amended complaint sought unspecified damages, attorneys’ fees, and costs. The Company and Ms. Powers filed a motion to dismiss the amended complaint.  On March 21, 2017, the court entered an order dismissing the case, and on April 12, 2017, the Lead Plaintiffs submitted a letter advising the court that they do not intend to file an amended complaint.

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

U.S. Securities and Exchange Commission

As previously reported, on December 13, 2016, the Company received a formal information request (subpoena) from the SEC regarding several broad topics that have been previously disclosed, including the Company’s membership on Nasdaq and delisting, related party matters, internal controls and the Company’s Special Litigation Committee. The period covered is January 1, 2013 to the present. The investigation is ongoing and the Company is cooperating fully.

Special Litigation Committee

As previously reported, the Company appointed a Special Litigation Committee, and Committee has undertaken an inquiry into the allegations of various lawsuits filed against the Company, and an anonymous internet report raising a number of criticisms of the Company and its Board and management, including with respect to the reasonableness of the transactions with Cognate.  The Committee has retained experts to analyze some of these issues.

13. Income Taxes

No provision was made for U.S. taxes on undistributed foreign earning as such earnings are considered to be permanently reinvested. It is not practicable to determine the amount of additional tax, if any that might be payable on those earnings if repatriated.

The tax effects of temporary differences and tax loss and credit carry forwards that give rise to significant portions of deferred tax assets and liabilities at December 31, 2016 and 2015 are comprised of the following (in thousands):

	As of December 31,
	2016	2015
Deferred tax asset
Net operating loss carryforward	$204,106	$180,927
Research and development credit carry forwards	14,911	12,661
Stock based compensation and other	17,106	24,759
Total deferred tax assets	236,123	218,347
Valuation Allowance	(236,123)	(218,347)
Deferred tax asset, net of allowance	$-	$-

The Company has identified the United States, Maryland, Germany and United Kingdom as significant tax jurisdictions.

At December 31, 2016, the Company had Federal and State net operating loss carry forwards for income tax purposes of approximately $507.5 million and unused research and development tax credits of approximately $14.9 million available to offset future taxable income and income taxes, respectively, expiring in 2018 through 2036. The Company has foreign net operating loss carry forwards of $17.7 million in various jurisdictions. The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the IRC has occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change. Any limitation may result in expiration of a portion of the NOL or research and development credit carryforwards before utilization. The tax years 2013 through 2016 remain open to examination by federal agencies and other jurisdictions in which the Company operates.

During 2016 the Company reevaluated the pricing/deductibility of stock options granted and the value of warrants issued, resulting in the decrease in the potential future tax deduction from those instruments.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. In case the deferred tax assets will not be realized in future periods, the Company has provided a valuation allowance for the full amount of the deferred tax assets at December 31, 2016 and 2015.

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

(dollars in thousands)

	For the years ended
	2016	2015
Statutory federal income tax rate	34.0%	34.0%
State taxes, net of federal tax benefit	1.8%	5.4%
Tax rate differential on foreign income	-2.3%	0.0%
Derivative gain or loss and other	7.6%	5.8%
Cancellation of shares	-16.6%	0.0%
Cancellation of warrants	-7.8%	0.0%
Other permanent items and true ups	2.7%	0.0%
R&D Credit	2.8%	2.6%
Change in valuation allowance	-22.2%	-47.8%
Income tax provision (benefit)	0.0%	0.0%

	For the years ended
	2016	2015
Federal
Current	$-	$-
Deferred	(11,160)	(41,583)
State
Current	-	-
Deferred	(1,427)	(6,659)
Foreign
Current	-	-
Deferred	(5,189)	-
Change in valuation allowance	17,776	48,242
Income tax provision (benefit)	$-	$-

14. Subsequent Events

Registered Direct Offering

On March 17, 2017, the Company entered into definitive agreements with institutional investors for a registered direct offering with gross proceeds of $7.5 million. The Company sold approximately 18.8 million shares of common stock at a purchase price of $0.26 per share, or pre-funded warrants in lieu of shares.  Additionally, the investors received five year Class A warrants to purchase up to approximately 21.6 million shares of common stock with an exercise price of $0.26 per share.  The investors also received three month Class B warrants to purchase up to approximately 21.6 million shares of common stock with an exercise price of $1.00 per share.  Finally, in lieu of shares, to the extent required to prevent the beneficial ownership of an investor, together with affiliates, of the Company’s Common Stock from exceeding 4.99%, investors also received pre-funded Class C warrant to purchase up to approximately 10.0 million shares which are exercisable immediately.  The exercise price of these Class C warrants will also be $0.26 per share, with $0.25 per share pre-funded at the time of closing and another $0.01 per share payable upon exercise of each Class C Warrant.

Debt Financing

Commencing March 1, 2017, the Company entered into a series of six nonconvertible, promissory notes with unrelated third parties (the “Notes”) in the original principal amount of $2,020,000 with an original issuance discount of 3% for aggregate net proceeds of $1,959,400 without interest. The Notes have a six-month maturity, may be prepaid without penalty by the Company prior to maturity and the lenders maintain an option to require payment prior to maturity upon the Company’s raising a minimum of $15 million.

On March 3, 2017, the Company entered into an additional nonconvertible, promissory note with an unrelated third party in the original principal amount of $1,155,000 with an original issuance discount of 10% for aggregate net proceeds of $1,000,000 with interest at 8% per annum. Such note has a six-month maturity, may be prepaid without penalty by the Company prior to maturity and the lender maintains an option to require payment prior to maturity upon the Company’s raising a minimum of $5 million.

Debt Repurchase

On March 9, 2017, the Company and certain debt holders (the “Holders”) of Convertible Senior Notes that were issued in August, 2014 (the “Notes”) signed a Note Repurchase Agreement providing for the (a) immediate payment to the Holder of $500,000 in cash, plus accrued interest through the stated maturity of the notes at 7% per annum, with retirement by the Holder of an equivalent amount of bonds; (b) immediate issuance to the Holders of $1.5 million worth of the Company’s common stock based on the 5-day VWAP of $0.3713 per share for the common stock measured from March 1, 2017; (c) payment, on the earlier of March 31, 2017 or the third business day after any new funding raise by the Company, of $500,000 plus accrued interest through the stated maturity of the Notes at 7% per annum, with a commensurate Bond retirement to occur upon the fulfillment of all obligations under the repurchase agreement; (d) payment, on April 19, 2017, of $2,000,000, plus accrued interest through the stated maturity of the Notes at 7% per annum, with retirement of $2,000,000 of bonds; payment, on May 20, 2017, of $2,500,000 plus accrued interest through the stated maturity of the Notes at 7% per annum, with retirement of $2,500,000 of bonds; (e) payment, on June 20, 2017, of $5,500,000 plus accrued interest through the stated maturity of the Notes at 7% per annum, with retirement of $5,500,000 of bonds; and (f) payment, when any cumulative financing of new cash during the period of the Note Repurchase Agreement exceeds $15 million, of 30% of such excess amount to repurchase Notes from the Holders within three business days of the closing of any such raise. Such prepayments will reduce the latest scheduled payments then currently due.

Debt Conversion

On March 30, 2017, the Company issued 2,500,000 shares of the Company's common stock, par value $0.001 per share to convert certain existing obligations to an unrelated third party from debt which was assumed from Cognate on October 13, 2016, as previously reported, and for which the Company and Cognate are negotiating for a credit against a portion of unpaid invoices owed by the Company to Cognate.

