Form 10-Q
period 2017-03-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2017-05-15
CIK 1072379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

(240) 497-9024

(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

As of May 12, 2017, the total number of shares of common stock, par value $0.001 per share, outstanding was 191,796,437.

NORTHWEST BIOTHERAPEUTICS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$1,835	$6,186
Restricted cash - interest payments held in escrow	397	685
Prepaid expenses and other current assets	923	1,013
Total current assets	3,155	7,884

Non-current assets:
Property, plant and equipment, net	261	315
Construction in progress (property in the United Kingdom)	44,766	44,559
Other assets	130	148
Total non-current assets	45,157	45,022

Total assets	$48,312	$52,906

COMMITMENTS AND CONTINGENCIES

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$12,860	$12,378
Accounts payable to related party	22,541	23,353
Accrued expenses (includes related party of $40 as of December 31, 2016)	933	901
Convertible notes (net of deferred financing cost of $0 and $175 as of March 31, 2017 and December 31, 2016, respectively)	10,135	10,960
Share settled debt, at fair value (in default)	5,200	5,200
Notes payable (net of debt discount of $172 and $0 as of March 31, 2017 and December 31, 2016, respectively)	5,103	2,450
Notes payable to related party	-	310
Mortgage loan (net of deferred financing cost of $250 and $365 as of March 31, 2017 and December 31, 2016, respectively)	10,030	9,791
Environmental remediation liability	6,200	6,200
Warrant liability	8,904	4,862
Total current liabilities	81,906	76,405

Non-current liabilities:
Note payable, net of current portion (net of debt discount of $263 and $310 as of March 31, 2017 and December 31, 2016, respectively)	3,047	3,000
Total non-current liabilities	3,047	3,000

Total liabilities	84,953	79,405

Commitments and Contingencies

Stockholders' equity (deficit):
Preferred stock ($0.001 par value); 40,000,000 shares authorized; 0 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	-	-
Common stock ($0.001 par value); 450,000,000 shares authorized; 185,511,822 and 157,028,270 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	185	157
Additional paid-in capital	689,736	686,972
Accumulated deficit	(728,096)	(715,476)
Accumulated other comprehensive gain	1,534	1,848
Total stockholders' equity (deficit)	(36,641)	(26,499)
Total liabilities and stockholders' equity (deficit)	$48,312	$52,906

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	For the three months ended
	March 31,
	2017	2016
Revenues:
Research and other	$68	$236
Total revenues	68	236
Operating costs and expenses:
Research and development	5,035	13,440
General and administrative	3,005	3,335
Legal expenses	3,932	940
Total operating costs and expenses	11,972	17,715
Loss from operations	(11,904)	(17,479)
Other income (expense):
Change in fair value of derivative liability	1,439	13,525
Loss from extinguishment of debt	(1,535)	-
Interest expense	(1,194)	(718)
Foreign currency transaction gain (loss)	574	(1,434)
Net loss	$(12,620)	$(6,106)

Net loss per share applicable to common stockholders - basic and diluted	$(0.08)	$(0.06)
Weighted average shares used in computing basic and diluted loss per share	161,498	97,688

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	For the three months ended
	March 31,
	2017	2016
Net loss	$(12,620)	$(6,106)
Other comprehensive loss
Foreign currency translation adjustment	(314)	500
Total comprehensive loss	$(12,934)	$(5,606)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Cumulative Translation	Total Stockholders' Equity
	Shares	Par value	Capital	Deficit	Adjustment	(Deficit)
Balance at January 1, 2017	157,027	$157	$686,972	$(715,476)	$1,848	$(26,499)
Issuance of common stock and warrants for cash in a registered direct offering (net of $6.2 million warrant liability)	18,844	19	1,187	-	-	1,206
Offering cost related to registered direct offering	-	-	(693)	-	-	(693)
Warrants exercised for cash	3,100	3	28	-	-	31
Reclassification of warrant liabilities related to warrants exercised for cash	-	-	713	-	-	713
Issuance of common stock prior to conversion of share settled debt	2,500	2	(2)	-	-	-
Common stock issued for debt extinguishment	4,040	4	1,531	-	-	1,535
Net loss	-	-	-	(12,620)	-	(12,620)
Cumulative translation adjustment	-	-	-	-	(314)	(314)
Balance at March 31, 2017	185,511	$185	$689,736	$(728,096)	$1,534	$(36,641)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the three months ended
	March 31,
	2017	2016
Cash Flows from Operating Activities:
Net Loss	$(12,620)	$(6,106)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	56	13
Amortization of debt discount	373	209
Change in fair value of derivatives	(1,439)	(13,525)
Loss from extinguishment of debt	1,535
Stock issued to Cognate BioServices under Cognate Agreements	-	3,644
Subtotal of non-cash charges	525	(9,659)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	92	337
Accounts payable and accrued expenses	514	(3,116)
Related party accounts payable and accrued expenses	(812)	912
Other non-current assets	18	37
Net cash used in operating activities	(12,283)	(17,595)
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	-	(2,683)
Refund of leasehold improvement related to UK construction	218	-
Net cash provided by (used in) investing activities	218	(2,683)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock and warrants in a registered direct offering	7,400	10,000
Offering cost related to registered direct offering	(693)	(756)
Proceeds from exercise of warrants	31	-
Proceeds from issuance of notes payable	2,620	-
Proceeds from issuance of notes payable to related party	420	-
Repayment of convertible notes payable	(1,000)	-
Repayment of notes payable to related parties	(730)	-
Net cash provided by financing activities	8,048	9,244
Effect of exchange rate changes on cash and cash equivalents	(622)	634
Net decrease in cash, cash equivalents and restricted cash	(4,639)	(10,400)

Cash, cash equivalents and restricted cash, beginning of the period	6,871	23,048
Cash, cash equivalents and restricted cash, end of the period	$2,232	$12,648

Supplemental disclosure of cash flow information
Interest payments on mortgage loan	$(290)	$(334)
Interest payments on senior convertible note	$(310)	$(275)
Interest payments on notes payable to related party	$(47)	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the three months ended
	March 31,
	2017	2016
Supplemental schedule of non-cash investing and financing activities:
Issuance of debt with original issue debt discount	$205	$-
Issuance of common stock prior to conversion of share settled debt	$2	$-
Reclassification of warrant liabilities related to warrants exercised for cash	$713	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

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

Cognate BioServices, Inc. (“Cognate BioServices”), which is a company related by common ownership (Note 8), provides the Company with mission critical contract manufacturing services, research and development services, distribution and logistics, and related services, in compliance with the Company’s specifications and the applicable regulatory requirements for clinical grade cellular products. The Company and Cognate BioServices are currently parties to a series of contracts providing for these services as more fully described below. The Company is dependent on Cognate BioServices to provide the manufacturing services, and any interruption of such services could potentially have a material adverse effect on the Company’s ability to proceed with its clinical trials. Cognate BioServices’ manufacturing facility for clinical-grade cellular products is located in Memphis, Tennessee. In addition, a Cognate affiliate in Germany works with the Fraunhofer Institute to produce DCVax-L products there, and Cognate affiliates in the UK and Israel are preparing for production of DCVax-L products in those locations.

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

2. Liquidity, Financial Condition and Management Plans

The Company used approximately $12.3 million of cash in its operating activities for the three months ended March 31, 2017, which included substantial payments for expenses previously incurred in connection with the Phase III clinical trial of DCVax-L. The Company incurred a $12.6 million net loss for the three months ended March 31, 2017, including $1.3 million of net aggregate charges for the interest associated with the accretion of convertible notes discount, fair value change in derivative financial instruments and loss from extinguishment of debt. Management believes that the Company has access to capital resources through the sale of equity and debt financing arrangements, however the Company has not secured any commitments for new financing for this specific purpose at this time.

The Company had current assets of $3.2 million as of March 31, 2017, and a working capital deficit of approximately $78.8 million at March 31, 2017. The Company owed an aggregate of $22.5 million of trade liabilities to related parties as of March 31, 2017. The Company has not yet generated any material revenue from the sale of its products and is subject to all of the risks and uncertainties that are typically faced by biotechnology companies that devote substantially all of their efforts to R&D and clinical trials and do not yet have commercial products. The Company expects to continue incurring losses for the foreseeable future. The Company’s existing liquidity is not sufficient to fund its operations, anticipated capital expenditures, working capital and other financing requirements until the Company reaches significant revenues.  Until that time, the Company will need to obtain additional equity and/or debt financing, especially if the Company experiences downturns in its business that are more severe or longer than anticipated, or if the Company experiences significant increases in expense levels resulting from being a publicly-traded company or from expansion of operations.  If the Company attempts to obtain additional equity or debt financing, the Company cannot assume that such financing will be available to the Company on favorable terms, or at all.

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

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of March 31, 2017, condensed consolidated statements of operations for the three months ended March 31, 2017 and 2016, condensed consolidated statements of comprehensive loss for the three months ended March 31, 2017 and 2016, condensed consolidated statement of stockholders’ equity (deficit) for the three months ended March 31, 2017, and the condensed consolidated statements of cash flows for the three months ended March 31, 2017 and 2016 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months ended March 31, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017 or for any future interim period. The condensed consolidated balance sheet at December 31, 2016 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2016, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on April 17, 2017.

Use of Estimates

In preparing condensed consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Due to inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions. These estimates and assumptions include valuing equity securities in share-based payment arrangements, valuing environmental liabilities, estimating the fair value of financial instruments recorded as derivative liabilities, and estimating the useful lives of depreciable assets and whether impairment charges may apply.

Warrant Liability

The Company accounts for certain common stock warrants outstanding as a liability at fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company's statements of operations. The fair value of the warrants issued by the Company has been estimated using Monte Carlo simulation and Black Scholes model.

Sequencing

As of October 13, 2016, the Company adopted a sequencing policy whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors.

Environmental Remediation Liabilities

The Company records environmental remediation liabilities for properties acquired. The environmental remediation liabilities are initially recorded at fair value. The liability is reduced for actual costs incurred in connection with the clean-up activities for each property. Upon completion of the clean-up, the environmental remediation liability is adjusted to equal the fair value of the remaining operation, maintenance and monitoring activities to be performed for the property. The amount of the additional liability resulting from the completion of the clean-up, if any, would be included in other income (expense). As of March 31, 2017, the Company estimated that the total environmental remediation costs associated with the purchase of the UK Facility will be approximately $6.2 million. This is a projected potential future cost. No such environmental costs have been incurred to date and none are currently pending. Contamination clean-up costs that improve the property from its original acquisition state will be capitalized as part of the property’s overall development costs. The Company engaged a third-party specialist to conduct certain surveys of the condition of the property which included, among other things, a preliminary analysis of potential environmental remediation exposures. The Company determined, based on information contained in the specialist’s report, that it would be required to estimate the fair value of an unconditional obligation to remediate specific ground contamination at an estimated fair value of approximately $6.2 million. The Company computed the fair value of this obligation using a probability weighted approach that measures the likelihood of the following two potential outcomes: (i) a higher probability requirement of erecting a protective barrier around the affected area at an estimated cost of approximately $4.5 million, and (ii) a lower probability requirement of having to excavate the affected area at an estimated cost of approximately $32.0 million. The Company’s estimate is preliminary and therefore subject to change as further studies are conducted, and as additional facts come to the Company’s attention. Environmental remediation efforts are complex, technical and subject to various uncertainties. Accordingly, it is at least reasonably possible that any changes in the Company’s estimate could materially differ from the management’s preliminary assessment discussed herein.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

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

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2016 Annual Report.

Adoption of Recent Accounting Pronouncements

Compensation-Stock Compensation

In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. Under ASU No. 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU No. 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU No. 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU No. 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with a fair value up to the amount of taxes owed using the maximum statutory tax rate in the employee’s applicable jurisdiction(s). ASU No. 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current U.S. GAAP, it was not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. These aspects of ASU 2016-09 are effective for reporting periods beginning after December 15, 2016, with early adoption permitted provided that all of the guidance is adopted in the same period. The Company’s adoption of ASU No. 2016-09 on January 1, 2017 did not have a material impact on its condensed consolidated financial statements and related disclosures.

Recent Issued Accounting Pronouncements

Statement of Cash Flows

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which addresses specific cash flow classification issues where there is currently diversity in practice including debt prepayment and proceeds from the settlement of insurance claims. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, with early adoption permitted. The Company is currently assessing the impact that ASU No. 2016-15 will have on its condensed consolidated financial statements.

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

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

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

4. Fair Value Measurements

Derivative Warrants Granted in 2017

Public Offering

During the quarter ended March 31, 2017, the Company issued 53,265,538 warrants (the “Warrants”) to multiple investors (the “Holders”). Since the Company’s adopted sequencing policy (see Note 3), the warrants were classified as liabilities and measured at fair value on the grant date, with changes in fair value recognized as other income on the statement of operation and disclosed in the financial statements as long as the contracts remain classified as liabilities.

A summary of weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring warrant granted during the quarter ended March 31, 2017 is as follows:

2017 Warrants Granted
Strike price	$0.51
Contractual term (years)	2.2
Volatility (annual)	107%
Risk-free rate	1%
Dividend yield (per share)	0%

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Extinguishment of Warrant Liabilities Related to Cash Exercise

During the quarter ended March 31, 2017 approximately 3,100,000 warrants classified as derivative liabilities were exercised for cash. A summary of weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring warrant exercises (originally recorded as liabilities) during the quarter ended March 31, 2017 is as follows:

2017 Warrants Exercised
Strike price	$0.01
Contractual term (years)	0.2
Volatility (annual)	113%
Risk-free rate	1%
Dividend yield (per share)	0%

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of March 31, 2017 and December 31, 2016 (in thousands):

	Fair value measured at March 31, 2017
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$8,904	$-	$-	$8,904
Share-settled debt (in default)	5,200	-	-	5,200
Total fair value	$14,104	$-	$-	$14,104

	Fair value measured at December 31, 2016
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$4,862	$-	$-	$4,862
Share-settled debt (in default)	5,200	-	-	5,200
Total fair value	$10,062	$-	$-	$10,062

There were no transfers between Level 1, 2 or 3 during the three-month period ended March 31, 2017.

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

The following table presents changes in Level 3 liabilities measured at fair value for the three-month period ended March 31, 2017. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

	Warrant	Share-settled
	Liability	Debt (in Default)	Total
Balance – January 1, 2017	$4,862	$5,200	$10,062
Warrants granted	6,194	-	6,194
Extinguishment of warrant liabilities related to warrants exercised for cash	(713)	-	(713)
Change in fair value	(1,439)	-	(1,439)
Balance – March 31, 2017	$8,904	$5,200	$14,104

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities that are categorized within Level 3 of the fair value hierarchy as of March 31, 2017 and December 31, 2016 is as follows:

Date of valuation	March 31, 2017	December 31, 2016
Strike price	$0.56	$0.60
Contractual term (years)	2.9	4.7
Volatility (annual)	105%	98%
Risk-free rate	1%	2%
Dividend yield (per share)	0%	0%

5. Property and Equipment

Property and equipment consist of the following at March 31, 2017 and December 31, 2016 (in thousands):

	March 31,	December 31,
	2017	2016
Leasehold improvements	$69	$69
Office furniture and equipment	25	25
Computer equipment and software	628	626
	722	720
Less: accumulated depreciation	(461)	(405)
Total property, plant and equipment, net	261	315
Construction in progress (property in the United Kingdom)	44,766	44,559
	$45,027	$44,874

* Construction in progress includes both the land acquisition costs and the building costs.

Depreciation expense was approximately $56,000 and $13,000 for the three months ended March 31, 2017 and 2016.

6. Outstanding Debt

The following table summarizes outstanding debt as of March 31, 2017 and December 31, 2016, respectively (amount in thousands):

						Remaining
		Stated	Conversion		Remaining	Deferred	Carrying
	Maturity Date	Interest Rate	Price	Face Value	Debt Discount	Financing Cost	Value
6% unsecured (1)	Due	6%	$3.09	$135	$-	$-	$135
2014 Senior convertible notes (2)	6/20/2017	7%	$6.60	10,000	-	-	10,000
10% unsecured	11/4/2017	10%	N/A	2,450	-	-	2,450
8% unsecured note (3)	9/3/2017 & 6/30/2018	8%	N/A	4,465	(394)	-	4,071
0% unsecured OID note (4)	9/1/2017 & 9/3/2017	0%	N/A	1,670	(41)	-	1,629
Share-settled debt, at fair value (5)	In Default	18%	$0.25	5,200	-	-	5,200
Mortgage loan (6)	11/16/2017 & 8/16/2017	12%	N/A	10,280	-	(250)	10,030
Ending balance as of March 31, 2017				$34,200	$(435)	$(250)	$33,515

						Remaining
		Stated	Conversion		Remaining	Deferred	Carrying
	Maturity Date	Interest Rate	Price	Face Value	Debt Discount	Financing Cost	Value
6% unsecured	Due	6%	$3.09	$135	$-	$-	$135
10% unsecured note to related party	On Demand	10%	N/A	50	-	-	50
12% unsecured note to related party	On Demand	12%	N/A	260	-	-	260
2014 Senior convertible notes	8/15/2017	5%	$6.60	11,000	-	(175)	10,825
10% unsecured note	11/4/2017	10%	N/A	2,450	-	-	2,450
8% unsecured note	6/30/2018	8%	N/A	3,310	(310)	-	3,000
Share-settled debt, at fair value	In Default	18%	$0.35	5,200	-	-	5,200
Mortgage loan	11/16/2017 & 8/16/2017	12%	N/A	10,156	-	(365)	9,791
Ending balance as of December 31, 2016				$32,561	$(310)	$(540)	$31,711

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(1)	This $135,000 note as of March 31, 2017 and December 31, 2016 consists of two separate 6% notes in the amounts of $110,000 and $25,000. In regard to the $110,000 note, the Company has made ongoing attempts to locate the creditor to repay or convert this note, but has been unable to locate the creditor to date. In regard to the $25,000 note, the holder has elected to convert these notes into equity, the Company has delivered the applicable conversion documents to the holder, and the Company is waiting for the holder to execute and return the documents.

(2)

Due to the Nasdaq delisting on December 19, 2016, the term of the Convertible Senior Notes (the “Notes”) indenture required the Company to offer to repurchase the entire principal and all remaining interest through the Notes original maturity date. The debt holders accepted the offer, and NWBO was required to repurchase the entire Notes on March 10, 2017.

On March 9, 2017, the Company entered into a Note Repurchase Agreement with the debt holders (the “Holders”). The Agreement provided for an installment payment plan for the next 4 months, with the last payment due on June 20, 2017. The contractual interest rate was also modified from 5% per annum to 7% per annum.

As an additional consideration to the Holders to delay the Notes repayment, the Company issued the Holders 4,039,860 common stock. The fair value of the common stock was approximately $1.5 million on the grant date, and was recorded as debt extinguishment.

During the quarter ended March 31, 2017, the Company made principal repayment of $1.0 million and interest payment of approximately $0.3 million. On April 19, 2017, the Company made a principal repayment of $2.0 million and an interest payment of $0.1 million.

(3)	On March 3, 2017, the Company entered into a note purchase agreement (the “Note”) with an individual investor for an aggregate principal amount of $1,155,000. The Note bore interest at 8% per annum with a 6 month term. The Note carries an original issue discount of $150,000 and $5,000 legal cost that was reimbursable to the investor.

(4)	On March 3, 2017, the Company entered into a series of six promissory notes with unrelated third parties (the “OID Notes”) in the original principal amount of $1,670,000 with an original issuance discount of 3% for aggregate net proceeds of $1,620,000 with no stated interest rate. The OID Notes have a six-month maturity, may be prepaid without penalty by the Company prior to maturity and the lenders maintain an option to require payment prior to maturity upon the Company’s raising a minimum of $15 million.

(5)	During the quarter ended March 31, 2016, the Company issued 2,500,000 shares of common stock to the holder of the Company’s share-settled debt (the “Holder”) as advance payment for future debt conversion. Such common shares were not sold by the Holder as of March 31, 2017. Therefore the Company didn’t reduce the share-settled debt balance upon issuance of such shares.

The following table summarizes total interest expenses related to senior convertible notes, other notes and mortgage loan for the three months ended March 31, 2017 and 2016, respectively (in thousands):

	For the three months ended
	March 31,
	2017	2016
Interest expenses related to senior convertible notes:
Contractual interest	$385	$137
Amortization of debt issuance costs	175	70
Total interest expenses related to senior convertible notes	560	207
Interest expenses related to other notes:
Contractual interest	144	38
Amortization of debt discount	80	-
Total interest expenses related to other notes	224	38
Interest expenses related to mortgage loan:
Contractual interest	288	333
Amortization of debt issuance costs	118	139
Total interest expenses on the mortgage loan	406	472
Other interest expenses	4	1
Total interest expense	$1,194	$718

7. Net Loss per Share Applicable to Common Stockholders

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

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The following table sets forth the computation of loss per share for the three months ended March 31, 2017 and 2016, respectively:

The following securities were not included in the diluted net loss per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the three months ended
	March 31,
	2017	2016
Common stock options	1,551	1,551
Common stock warrants - equity treatment	37,682	28,876
Common stock warrants - liability treatment	63,841	15,839
Share-settled debt and accrued interest, at fair value	21,600	-
Convertible notes and accrued interest	1,625	1,743
Potentially dilutive securities	126,299	48,009

8. Related Party Transactions

Cognate BioServices, Inc.

Cognate Expenses and Accounts Payable

At March 31, 2017 and December 31, 2016, the Company owed Cognate $22.5 million and $23.4 million, respectively, for unpaid invoices for manufacturing and related services.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Overall, for the three months ended March 31, 2017 and 2016, the Company incurred research and development costs related to Cognate BioServices of $2.6 million and $11.2 million, respectively, relating to the DCVax-L and DCVax-Direct programs, product and process development work and preparations for upcoming Phase II trials.

Cognate Organization

Pursuant to an institutional financing of Cognate in October 2016, Cognate’s operations outside the US were separated from its operations in the US. The operations outside the US include Cognate BioServices GmbH in Germany, Cognate BioServices Ltd. in the UK, and Cognate Israel in Israel. Both Cognate BioServices, Inc. in the US and the Cognate affiliates outside the US are owned by Toucan Fund III. The Cognate affiliate in Germany works with the Fraunhofer Institute to produce DCVax-L products there, and Cognate affiliates in the UK and Israel are preparing for production of DCVax-L products in those locations. Approximately $0.8 million of the total research and development cost related to Cognate entities outside the US are included in the overall amounts reported with respect to Cognate for the three months ended March 31, 2017.

Other Related Parties

Leslie J. Goldman - Demand Loans

During the quarter ended March 31, 2017, Leslie J. Goldman, an officer of the Company, loaned the Company $420,000 pursuant to two Demand Promissory Note Agreements (the “Goldman Notes”). The Goldman Notes bore interest at the rate of 12% per annum.

On March 27, 2017, the Company made an aggregate principal payment of $730,000 to settle all of Mr. Goldman’s outstanding demand notes and an aggregate of $47,000 interest payment associated with these demand notes.

Various Related Parties – Demand Loans

On April 19, 2017, the Company entered into a financing in an aggregate principal amount of $2,250,000 in the form of promissory notes with Toucan Capital Fund III, LP, an officer of the Company, Leslie Goldman, certain directors of the Company, Jerry Jasinowski, Robert Farmer and Cofer Black, and an unaffiliated investor. The notes bear interest at 10.0% per annum and are payable on demand with seven days’ advance notice by the applicable holder.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

9. Stockholders’ Equity (Deficit)

Common Stock Issuances

First Quarter of 2017

On March 17, 2017, the Company entered into definitive agreements with institutional investors for a registered direct offering with gross proceeds of $7.5 million. The Company issued 18.8 million shares of common stock at a purchase price of $0.26 per share, or pre-funded warrants in lieu of shares.  Additionally, the investors received 5 year Class A warrants to purchase up to approximately 21.6 million shares of common stock with an exercise price of $0.26 per share, 3 month Class B warrants to purchase up to approximately 21.6 million shares of common stock with an exercise price of $1.00 per share, and 3 month Class C warrant to purchase up to approximately 10.0 million shares of common stock with an exercise price of $0.01 per share.  The full exercise price of these Class C warrants will also be $0.26 per share, with $0.25 per share pre-funded at the time of closing and another $0.01 per share payable upon exercise of each Class C Warrant. Total warrants issued in March 2017 have value of approximately $6.2 million.

During the quarter ended March 31, 2017, the Company issued an aggregate of 3,100,000 shares of common stock from the exercise of warrants that were issued in March 2017 for total proceeds of $31,000. All of these 3,100,000 shares of common stock were related to extinguishment of warrant liabilities. The fair value of the warrant liabilities was $713,000 on the date of exercise, which were recorded as a component of additional paid-in-capital, see Note 4 for more details regarding valuation.

On March 10, 2017, the Company issued 4,039,860 shares of common stock to the holders of the Company’s senior convertible note as additional consideration to extend the debt payment. The fair value of the common stock on the grant date was approximately $1.5 million.

On March 30, 2017, the Company issued 2,500,000 shares of common stock to the holder of the Company’s share-settled debt (the “Holder”) as advance payment for future debt conversion. The fair value of the share-settled debt will be reduced when the Company is notified by the Holder that such shares have been sold at market price. Such common shares were not sold by the Holder as of March 31, 2017. Therefore the Company didn’t reduce the share-settled debt balance upon issuance of such shares.

Stock Purchase Warrants

The following is a summary of warrant activity for the three months ended March 31, 2017 (in thousands, except per share data):

	Number of	Weighted Average	Remaining
	Warrants	Exercise Price	Contractual Term
Outstanding as of January 1, 2017	58,278	$1.78	3.86
Warrants granted	53,803	0.53
Warrants exercised for cash	(3,100)	0.01
Warrants expired and cancellation	(558)	9.28
Outstanding as of March 31, 2017	108,423	$1.16	3.00

The Company’s adoption of a sequencing policy in the fourth quarter of 2016 requires that all financial instruments issued subsequent to such adoption be treated as a derivative liability. As such, warrants issued in the current period report have been classified as liabilities.

10.   Variable Interest Entities

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

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

After the assumption of $5.7 million in debt originally incurred by Cognate in October 2016 and if, in the future, the Company reverses $3.75 of Cognate invoices that were previously paid in common stock and warrants in October 2016, the Company has an implicit variable interest in Cognate to potentially fund Cognate’s losses (if Cognate incurs losses).  The Company determines whether it is the primary beneficiary of Cognate upon its initial involvement and the Company reassess whether it is the primary beneficiary of Cognate on an ongoing basis.  The determination of whether the Company is the primary beneficiary of Cognate is based upon the facts and circumstances and requires significant judgment.  The Company’s considerations in determining Cognate’s most significant activities and whether the Company has power to direct those activities include, but are not limited to, Cognate’s purpose and design and the risks passed through to investors, the voting interests of Cognate, management, service and/or other agreements of Cognate, involvement in Cognate’s initial design and the existence of explicit or implicit financial guarantees.  As of March 31, 2017, the Company does not have the power over the most significant activities (control of operating decisions) and therefore does not meet the "power" criteria of the primary beneficiary.

The maximum exposure to loss is limited to the notional amounts of the implicit variable interest in Cognate.  The Company has no current plans to provide any support additional to that which is noted above.  Therefore, the maximum exposure to loss from its implicit interest is limited to $4.5 million as of March 31, 2017; which is the shutdown fee the Company must pay to terminate their relationship with Cognate.

11. Commitments and Contingencies

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

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

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

On November 28, 2016, a purported shareholder filed a lawsuit in the Circuit Court for Montgomery County, Maryland, captioned Wells v. Powers, et al., Case No. 427353-V (Md. Cir. Ct., Mont. Cnty. filed Nov. 28, 2016), claiming to sue derivatively on behalf of the Company. The complaint names six current and former members of the Company’s Board of Directors, Toucan Partners, LLC, Toucan Capital Fund III, L.P., Toucan Partners, LP (a non-existent entity), Toucan General II, LLC, and Cognate as defendants, and names the Company as a nominal defendant. The complaint largely challenges the same transactions disputed in the two cases discussed above, claiming that the Company overcompensated Cognate and Toucan for certain services and loans. It asserts that, by authorizing those transactions, the individual defendants breached their fiduciary duties to the Company, abused their ability to control and influence the Company, and engaged in gross mismanagement of the Company’s business and assets. In addition, the complaint claims that the individual defendants are liable to the Company for misleading its investors and financiers. The complaint claims that the individual defendants were unjustly enriched by receiving compensation while the Company’s stock price was allegedly artificially inflated; that Ms. Powers, Toucan, and Cognate are “controlling” stockholders of the Company who breached their fiduciary duties to minority stockholders; that Ms. Powers, Toucan, and Cognate, benefited from these transactions due to their alleged “control”; that the alleged overpayments unjustly enriched Ms. Powers, Toucan, and Cognate; and that Toucan and Cognate aided and abetted the individual defendants in breaching their fiduciary duties. The complaint seeks the award of unspecified damages to the Company; an order from the court directing the Company to reform its corporate governance and internal procedures; and equitable remedies, including restitution and disgorgement from defendants. The plaintiff also seeks the costs and disbursements associated with bringing suit, including attorneys’ fees, costs, and expenses. The plaintiff filed an amended complaint on March 1, 2017. The Company and the other named defendants filed motions to dismiss the amended complaint on April 17, 2017. The Company intends to vigorously defend the case.

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

U.S. Securities and Exchange Commission

As previously reported, the Company received a formal information request (subpoena) from the SEC on December 13, 2017, and follow-on formal information requests thereafter, regarding several broad topics that have been previously disclosed, including the Company’s membership on Nasdaq and delisting, related party matters, internal controls and the Company’s Special Litigation Committee. The period covered is January 1, 2013 to the present. The investigation is ongoing and the Company is cooperating fully.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

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

12. Subsequent Events

On April 14, 2017, the Company entered into Stock Purchase Agreement with multiple investors. The Company issued 1,384,615 shares of common stock at a price of $0.26 per share. The Company also offered Class A Common Stock Purchase Warrants to purchase up to 1,038,461 shares of Common Stock at an exercise price of $0.26 per share (the “Class A Warrants”) and Class B Common Stock Purchase Warrants to purchase up to 1,038,461 shares of Common Stock at an exercise price of $1.00 per share (the “Class B Warrants”). Both the Class A Warrants and the Class B Warrants are exercisable immediately. The Class A Warrants are exercisable for five years and the Class B Warrants are exercisable for three months. The Company received gross proceeds of $360,000 from this offering.

On April 19, 2017, the Company entered into a financing in an aggregate principal amount of $2,250,000 in the form of promissory notes with Toucan Capital Fund III, LP, an officer of the Company, Leslie Goldman, certain directors of the Company, Jerry Jasinowski, Robert Farmer and Cofer Black, and an unaffiliated investor. The notes bear interest at 10.0% per annum and are payable on demand with seven days’ advance notice by the applicable holder.

On May 5, 2017, the Company entered into a loan agreement (the “Note”) with an individual investor (the “Holder”) for an aggregate principal amount of $1,000,000. The Note bore interest at 10% per annum and will be due by June 30, 2017.

During April 2017 and May 2017, certain existing Class C warrants holders exercised an aggregate amount of 4,900,000 warrants at an exercise price of $0.01 for cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements included with this report. In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words “believe,” “expect,” “intend,” “anticipate,” and similar expressions are used to identify forward-looking statements, but some forward-looking statements are expressed differently. Many factors could affect our actual results, including those factors described under “Risk Factors” in our Form 10-K for the year ended December 31, 2016 and in Part II Item 1A of this report. These factors, among others, could cause results to differ materially from those presently anticipated by us. You should not place undue reliance on these forward-looking statements.

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

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2016. Our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

General and administrative:

General and administrative expenses include administrative personnel related salary and benefit expenses, cost of facilities, insurance, travel, legal fees and expenses, property and equipment and amortization of stock options and warrants.

Three Months Ended March 31, 2017 and 2016

For the three months ended March 31, 2017 and 2016, we recognized a net loss of $12.6 million and a net loss of $6.1 million, respectively. Net cash used in operations was $12.3 million and $17.6 million for the three months ended March 31, 2017 and 2016, respectively. The cash expenditures in the three months ended March 31, 2017 included substantial payments for expenses previously incurred in connection with the Phase III clinical trial of DCVax-L.

Research and Development Expense

Research and development expense was $5.0 million for the three months ended March 31, 2017 versus $13.4 million for the three months ended March 31, 2016. The decrease was primarily due to a decrease of approximately $3.6 million of non-cash manufacturing and services costs to Cognate.

For the three months ended March 31, 2017 and 2016, we made cash payments for the two periods, respectively, of approximately $3.2 million, and $5.2 million to Cognate. At March 31, 2017 and 2016, we owed Cognate $22.5 million and $6.4 million, respectively, for unpaid invoices for DCVax-L and DCVax-Direct programs, product and process development work and preparations for upcoming Phase II trials.

General and Administrative Expense

General and administrative expense was $6.9 million (cash and non-cash expenses combined) for the three months ended March 31, 2017 versus $4.3 million for the three months ended March 31, 2016. The increase was due to a substantial increase in legal fees and expenses. We incurred legal expenses of $3.9 million and $0.9 million for the three months ended March 31, 2017 and March 31, 2016, respectively.

Change in fair value of derivatives

During the three months ended March 31, 2017 and March 31, 2016 we recognized a non-cash gain of $1.4 million and $13.5 million, respectively. The significant reduction relates to the change in the fair value of the derivative liability which was due to all Cognate derivative liabilities that were extinguished pursuant to the Remediation Plan in August 2016.

Interest Expense

Interest expense (including non-cash elements such as amortization of debt discount and debt issuance cost) was $1.2 million and $0.7 million for the three months ended March 31, 2017 and March 31, 2016, respectively. The change is due to the increase in outstanding debt balance as of March 31, 2017 versus March 31, 2016.

Liquidity and Capital Resources

We have experienced recurring losses from operations. During the three months ended March 31, 2017 and March 31, 2016, net cash outflows from operations were $12.3 million and $17.6 million, respectively. The net cash outflows during the three months ended March 31, 2017 included substantial payments for expenses previously incurred in connection with the Phase III clinical trial of DCVax-L.

At March 31, 2017, current assets totaled $3.2 million, compared to $7.9 million at December 31, 2016. Current assets less current liabilities produces working capital deficit (cash and non-cash liabilities combined) in the amount of $78.8 million at March 31, 2017 (with $8.9 million of the $78.8 million deficit comprised of non-cash derivative liabilities and $6.2 million comprised of an estimated liability for future environmental costs), compared to a deficit of $68.5 million at December 31, 2016, as described above.

Contingent Contractual Payment

The following table summarizes our contractual obligations as of March 31, 2017 (amount in thousands):

	Payments due by period
		Less than	1 to 2
	Total	1 year	years
8% notes payable and interest (1)	5,464	5,464	-
10% notes payable and interest (2)	2,695	2,695	-
2014 Senior convertible notes and interest (3)	10,311	10,311	-
0% notes payable and interest (4)	1,670	1,670	-
Mortgage loan and interest (5)	10,931	10,931	-
Share settled debt at fair value (6)	5,400	5,400	-
Operating leases (7)	543	422	121
Purchase obligations (8)
Total	$37,014	$36,893	$121

(1)	Relates to two notes with an aggregate principal of $4.5 million, accrued interest of $0.4 million and redemption premium of $0.6 million.

On March 3, 2017, we entered into a note purchase agreement (the “Note”) with an individual investor for an aggregate principal amount of $1,155,000. The Note bore interest at 8% per annum with a 6 month term. The Note carries an original issue discount of $150,000 and $5,000 legal cost that was reimbursable to the investor.

(2)	Relates to three promissory notes agreement (“the Notes”) issued on November 4, 2016 with an individual investor for an aggregate principal amount of $2.45 million. The Notes bore annual interest rate at 10% with 1 year term.

(3)	The Senior convertible notes had a remaining principal balance of $10.0 million and approximately $0.3 million accrued interest. Approximately $0.4 million of the interest was held in an escrow account. The last payment of the note will be due on June 20, 2017 pursuant to the repurchase agreement dated March 10, 2017.

(4)	On March 3, 2017, we entered into a series of six nonconvertible, promissory notes with unrelated third parties (the “OID Notes”) in the original principal amount of $1,670,000 with an original issuance discount of 3% for aggregate net proceeds of $1,620,000 without interest. The OID Notes have a six-month maturity, may be prepaid without penalty by the Company prior to maturity and the lenders maintain an option to require payment prior to maturity upon the Company’s raising a minimum of $15 million.

(5)	The mortgage loan contains approximately $9.7 million principal, $0.6 million renewal fee and exit fee which will be due at end of the loan term, and $0.7 million of remaining interest payments.

(6)	The share settled debt included $5.2 million principal balance and $0.2 million accrued interest as of March 31, 2017.

(7)	The operating leases obligations during the next 2 years included $320,000, $48,000 and $175,000 to our office in Maryland, Germany and London, respectively.

(8)	We have have possible contingent obligations to pay certain fees to Cognate BioServices (in addition to any other remedies) if we shut down or suspend its DCVax-L program or DCVax-Direct program. These obligations are not reflected in the accompanying balance sheets. For a shut down or suspension of the DCVax-L program, the fees will be as follows:

•	Prior to the last dose of the last patient enrolled in the Phase III trial for DCVax®-L or After the last dose of the last patient enrolled in the Phase III clinical trial for DCVax®-L but before any submission for product approval in any jurisdiction or after the submission of any application for market authorization but prior to receiving a marketing authorization approval: in any of these cases, the fee shall be $3 million.
•	At any time after receiving the equivalent of a marketing authorization for DCVax®-L in any jurisdiction, the fee shall be $5 million.

For a shut down or suspension of the DCVax-Direct program, the fees will be as follows:

•	Prior to the last dose of the last patient enrolled in the Phase I/II trial for DCVax®-Direct, the fee shall be $1.5 million.

•	After the last dose of the last patient enrolled in the Phase I/II clinical trial for DCVax®-Direct but before the initiation of a Phase III trial the fee shall be $2.0 million.

•	After initiation of a phase III trial but before submission of an application for market authorization in any jurisdiction or after the submission of an application for market authorization but prior to receiving a market authorization approval: in each of these cases, the fee shall be $3.0 million.

•	At any time after receiving the equivalent of a marketing authorization for DCVax®-Direct in any jurisdiction the fee shall be $5.0 million.

While our DCVax programs are ongoing, we are required to pay certain fees for dedicated production suites or capacity reserved exclusively for DCVax production, and pay for a certain minimum number of patients, whether or not we fully utilize the dedicated capacity and number of patients.

Operating Activities

During the three months ended March 31, 2017 and March 31, 2016, net cash outflows from operations were $12.3 million and $17.6 million, respectively.

Investing Activities

During the three months ended March 31, 2017, we received $218,000 cash refund from certain vendors regarding UK facility leasehold improvement.

During the three months end March 31, 2016, we used $2.7 million to capitalize costs related to the UK facility.

Financing Activities

We received approximately $6.7 million and $9.2 million cash proceeds from issuance of common stock and warrants in the registered direct offering during the three months ended March 31, 2017 and 2016, respectively.

We received approximately $3.0 million cash proceeds from issuance of multiple debt to third parties and related party during the three months ended March 31, 2017.

We made an aggregate debt payment of $1.7 million, including $0.7 million payment to related party during the three months ended March 31, 2017.

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

Based on our analysis, as of March 31, 2017, the effect of a 100+/- basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss are considered immaterial.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Certain of our Company’s finance and accounting functions are performed by an external firm on a contract services basis. This firm specializes in providing finance and accounting functions for biotech companies, and the founders and senior managers are highly experienced former partners of national accounting firms. Further, the Company is engaged with a second external firm: one that specializes in Sarbanes-Oxley matters and helping public companies improve their disclosure controls and procedures. Together with these two external firms, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on the evaluation of our disclosure controls and procedures, our principal executive, financial and accounting officer concluded that during the period covered by this report, our Company’s processes for internally reporting material information in a systematic manner to allow for timely filing of material information were not effective, due to inherent limitations from being a small company, and the three material weaknesses described in our December 31, 2016 Form 10-K remain as of the filing of this form 10-Q.  We continue to implement the enhanced procedures and controls developed during 2016, and we continue to work together with the two external firms to further strengthen our disclosure controls and procedures, and further mitigate the remaining weaknesses.

Changes in Internal Control over Financial Reporting

We continue to make further improvements to our internal controls over financial reporting, in addition to the improvements developed in 2016. During the quarter ended March 31, 2017, we implemented enhanced procedures to identify and disclose related party transactions.  These enhanced procedures did not result in identifying any related party transactions other than the ones already known and disclosed. We will continue to take steps to improve our internal control system and to address the remaining deficiencies, but the timing of such steps is uncertain and our ability to retain or attract qualified individuals to undertake these functions is also uncertain.  Other than the enhanced procedures to identify and disclose related party transactions, there were no changes in our internal control over financial reporting in the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 28, 2016, a purported shareholder filed a lawsuit in the Circuit Court for Montgomery County, Maryland, captioned Wells v. Powers, et al., Case No. 427353-V (Md. Cir. Ct., Mont. Cnty. filed Nov. 28, 2016), claiming to sue derivatively on behalf of the Company. The complaint names six current and former members of the Company’s Board of Directors, Toucan Partners, LLC, Toucan Capital Fund III, L.P., Toucan Partners, LP (a non-existent entity), Toucan General II, LLC, and Cognate as defendants, and names the Company as a nominal defendant. The complaint largely challenges the same transactions disputed in the two cases discussed above, claiming that the Company overcompensated Cognate and Toucan for certain services and loans. It asserts that, by authorizing those transactions, the individual defendants breached their fiduciary duties to the Company, abused their ability to control and influence the Company, and engaged in gross mismanagement of the Company’s business and assets. In addition, the complaint claims that the individual defendants are liable to the Company for misleading its investors and financiers. The complaint claims that the individual defendants were unjustly enriched by receiving compensation while the Company’s stock price was allegedly artificially inflated; that Ms. Powers, Toucan, and Cognate are “controlling” stockholders of the Company who breached their fiduciary duties to minority stockholders; that Ms. Powers, Toucan, and Cognate, benefited from these transactions due to their alleged “control”; that the alleged overpayments unjustly enriched Ms. Powers, Toucan, and Cognate; and that Toucan and Cognate aided and abetted the individual defendants in breaching their fiduciary duties. The complaint seeks the award of unspecified damages to the Company; an order from the court directing the Company to reform its corporate governance and internal procedures; and equitable remedies, including restitution and disgorgement from defendants. The plaintiff also seeks the costs and disbursements associated with bringing suit, including attorneys’ fees, costs, and expenses. The plaintiff filed an amended complaint on March 1, 2017. The Company and the other named defendants filed motions to dismiss the amended complaint on April 17, 2017. The Company intends to vigorously defend the case.

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

U.S. Securities and Exchange Commission

As previously reported, the Company received a formal information request (subpoena) from the SEC on December 13, 2016, and follow-on formal information requests thereafter, regarding several broad topics that have been previously disclosed, including the Company’s membership on Nasdaq and delisting, related party matters, internal controls and the Company’s Special Litigation Committee. The period covered is January 1, 2013 to the present. The investigation is ongoing and the Company is cooperating fully.

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

Item 1A. Risk Factors

See risk factors described in our most recent Annual Report on Form 10-K.

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

NORTHWEST BIOTHERAPEUTICS, INC

Dated: May 15, 2017	By:	/s/ Linda F. Powers
		Name:	Linda F. Powers

		Title:	President and Chief Executive Officer
Principal Executive Officer
Principal Financial and Accounting Officer