Form 10-Q
period 2017-06-30
NORTHWEST BIOTHERAPEUTICS INC
filed 2017-08-21
CIK 1072379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.        ☐

As of August 21, 2017, the total number of shares of common stock, par value $0.001 per share, outstanding was 295,253,044.

NORTHWEST BIOTHERAPEUTICS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$22	$6,186
Restricted cash - interest payments held in escrow	-	685
Prepaid expenses and other current assets	797	1,013
Total current assets	819	7,884

Non-current assets:
Property, plant and equipment, net	224	315
Construction in progress (property in the United Kingdom)	46,221	44,559
Other assets	119	148
Total non-current assets	46,564	45,022

Total assets	$47,383	$52,906

COMMITMENTS AND CONTINGENCIES

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$16,149	$13,239
Accounts payable and accrued expenses to related parties	21,373	23,393
Convertible notes, net	3,495	10,960
Notes payable, net	5,661	2,450
Notes payable to related party	2,170	310
Share settled debt, at fair value (in default)	4,749	5,200
Environmental remediation liability	6,200	6,200
Warrant liability	6,878	4,862
Mortgage loan, net	6,115	9,791
Total current liabilities	72,790	76,405

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Continued)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2017	2016
Non-current liabilities:
Note payable, net of current portion, net	-	3,000
Convertible notes payable, net of current portion, net	5,383	-
Mortgage loan, net of current portion, net	4,453	-
Total non-current liabilities	9,836	3,000

Total liabilities	82,626	79,405

Commitments and Contingencies

Stockholders' equity (deficit):
Preferred stock ($0.001 par value); 40,000,000 shares authorized; 0 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	-	-
Common stock ($0.001 par value); 450,000,000 shares authorized; 237,322,805 and 157,028,270 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	237	157
Additional paid-in capital	702,661	686,972
Accumulated deficit	(738,349)	(715,476)
Accumulated other comprehensive gain	208	1,848
Total stockholders' equity (deficit)	(35,243)	(26,499)
Total liabilities and stockholders' equity (deficit)	$47,383	$52,906

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Research and other	$88	$157	$156	$393
Total revenues	88	157	156	393
Operating costs and expenses:
Research and development	5,466	8,713	10,501	22,153
General and administrative	3,284	1,926	6,289	5,261
Legal expenses	2,003	4,541	5,935	5,481
Total operating costs and expenses	10,753	15,180	22,725	32,895
Loss from operations	(10,665)	(15,023)	(22,569)	(32,502)
Other income (expense):
Change in fair value of derivative liabilities	6,457	3,930	7,896	17,455
Loss from extinguishment of debt	(7,007)	-	(8,542)	-
Interest expense	(1,308)	(729)	(2,502)	(1,447)
Foreign currency transaction gain (loss)	2,270	(2,353)	2,844	(3,787)
Net loss	$(10,253)	$(14,175)	$(22,873)	$(20,281)
Deemed dividend related to warrant modification	-	(2,640)	-	(2,640)
Net loss applicable to common stockholders	$(10,253)	$(16,815)	$(22,873)	$(22,921)

Net loss per share applicable to common stockholders - basic and diluted	$(0.05)	$(0.16)	$(0.12)	$(0.23)
Weighted average shares used in computing basic and diluted loss per share	208,458	103,831	185,108	100,782

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss	$(10,253)	$(14,175)	$(22,873)	$(20,281)
Other comprehensive loss
Foreign currency translation adjustment	(1,326)	537	(1,640)	1,037
Total comprehensive loss	$(11,579)	$(13,638)	$(24,513)	$(19,244)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Cumulative Translation	Total Stockholders'
	Shares	Par value	Capital	Deficit	Adjustment	Equity (Deficit)
Balance at January 1, 2017	157,027	$157	$686,972	$(715,476)	$1,848	$(26,499)
Issuance of common stock and warrants for cash in a registered direct offering (net of $6.4 million warrant liability)	20,229	20	1,369	-	-	1,389
Offering cost related to registered direct offering	-	-	(693)	-	-	(693)
Issuance of common stock and warrants for cash in private offering (net of $0.3 million warrant liability)	3,611	4	228	-	-	232
Warrants exercised for cash	10,000	10	90	-	-	100
Reclassification of warrant liabilities related to warrants exercised for cash	-	-	1,847	-	-	1,847
Conversion of share settled debt into common stock	3,500	3	448	-	-	451
Issuance of common stock and warrants for conversion of debt and accrued interest	35,866	36	6,230	-	-	6,266
Common stock issued for extinguishment of 2014 senior convertible notes	7,090	7	2,047	-	-	2,054
Forgiveness of certain payables to Cognate BioServices, Inc.	-	-	3,750	-	-	3,750
Stock-based compensation	-	-	373	-	-	373
Net loss	-	-	-	(22,873)	-	(22,873)
Cumulative translation adjustment	-	-	-	-	(1,640)	(1,640)
Balance at June 30, 2017	237,323	$237	$702,661	$(738,349)	$208	$(35,243)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the six months ended
	June 30,
	2017	2016
Cash Flows from Operating Activities:
Net Loss	$(22,873)	$(20,281)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	100	80
Amortization of debt discount	687	431
Non-cash interest expense	348	-
Change in fair value of derivatives	(7,896)	(17,455)
Loss from extinguishment of debt	8,092	-
Stock-based compensation	373	12
Stock issued to Cognate BioServices under Cognate Agreements	-	2,277
Subtotal of non-cash charges	1,704	(14,655)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	212	337
Accounts payable and accrued expenses	3,222	628
Related party accounts payable and accrued expenses	1,730	2,121
Other non-current assets	29	49
Net cash used in operating activities	(15,976)	(31,801)
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(9)	(4,303)
Refund of leasehold improvement related to UK construction	220	-
Net cash provided by (used in) investing activities	211	(4,303)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock and warrants in a registered direct offering	7,760	10,000
Offering cost related to registered direct offering	(693)	(756)
Proceeds from issuance of common stock and warrants in private offering	553	-
Proceeds from exercise of warrants	100	4,235
Offering cost related to warrants exercise	-	(341)
Proceeds from issuance of notes payable, net	3,973	-
Proceeds from issuance of notes payable to related party	2,740	-
Repayment of notes payable to related parties	(880)	-
Proceeds from issuance of convertible notes payable, net	1,604	-
Repayment of convertible notes payable	(3,258)	-
Net cash provided by financing activities	11,899	13,138
Effect of exchange rate changes on cash and cash equivalents	(2,983)	3,021
Net decrease in cash, cash equivalents and restricted cash	(6,849)	(19,945)

Cash, cash equivalents and restricted cash, beginning of the period	6,871	23,048
Cash, cash equivalents and restricted cash, end of the period	$22	$3,103

Supplemental disclosure of cash flow information
Interest payments on mortgage loan	$(658)	$(920)
Interest payments on senior convertible note	$(485)	$(275)
Interest payments on notes payable to related party	$(47)	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

(in thousands)

	For the six months ended
	June 30,
	2017	2016
Supplemental schedule of non-cash investing and financing activities:
Conversion of share settled debt into common stock	$451	$-
Issuance of common stock and warrants for conversion of debt and accrued interest	$5,462	$-
Exchange 2014 Senior Convertible Notes and accrued interest for secured convertible note	$5,175	$-
Reclassification of warrant liabilities related to warrants exercised for cash	$1,847	$-
Issuance of warrants in conjunction with note payable	$83	$-
Forgiveness of certain payables to Cognate BioServices, Inc.	$3,750	$-
Embedded conversion features with issuance of secured convertible notes	$1,826	$-
Accrued renewal fee incurred from mortgage loan	$-	$301
Deemed dividend related to modification of warrant	$-	$2,640
VAT receivables related to UK property	$-	$408

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

Cognate BioServices, Inc. (“Cognate BioServices”), which is a company related by common ownership (Note 9), provides the Company with mission critical contract manufacturing services, research and development services, distribution and logistics, and related services, in compliance with the Company’s specifications and the applicable regulatory requirements for clinical grade cellular products. The Company and Cognate BioServices are currently parties to a series of contracts providing for these services as more fully described below. The Company is dependent on Cognate BioServices to provide the manufacturing services, and any interruption of such services could potentially have a material adverse effect on the Company’s ability to proceed with its clinical trials. Cognate BioServices’ manufacturing facility for clinical-grade cellular products is located in Memphis, Tennessee. In addition, a Cognate affiliate in the UK (which was formerly part of Cognate BioServices) is preparing for production of DCVax-L products there.

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

In addition, the Company’s programs require a large amount of capacity in these specialized manufacturing facilities. The Company’s products are fully personalized and not made in standardized batches: the Company’s products are made on demand, patient by patient, on an as needed basis.

2. Liquidity, Financial Condition and Management Plans

During the six months ended June 30, 2017 and 2016, the Company used approximately $16.0 million and $31.8 million of cash in its operating activities, respectively. The expenditures in 2017 have included substantial payments for expenses previously incurred in connection with the Phase III clinical trial of DCVax-L.

During the six months ended June 30, 2017, the Company raised approximately $16.0 million in equity and debt securities to fund its operations, and raised an additional $5 million from a third party who retired the 2014 Notes on the Company’s behalf (see Note 7 for further details). As expected for a company that is pre-revenue, the Company incurred a net loss of $10.3 million and $22.9 million for the three and six months ended June 30, 2017, respectively. The Company had current assets of $0.8 million and a working capital deficit of approximately $72.0 million at June 30, 2017. The Company owed an aggregate of $21.4 million of trade liabilities to related parties as of June 30, 2017 (after waiver by such related parties during this period of $3.75 million of payables owed to them by the Company).

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

Because of recurring operating losses, net operating cash flow deficits, and an accumulated deficit, there is substantial doubt about the Company’s ability to continue as a going concern. The Company has operated with going concern determinations throughout more than a decade, and so the condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  The Company did not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of June 30, 2017, condensed consolidated statements of operations for the three and six months ended June 30, 2017 and 2016, condensed consolidated statements of comprehensive loss for the six months ended June 30, 2017 and 2016, condensed consolidated statement of stockholders’ equity (deficit) for the six months ended June 30, 2017, and the condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2016 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and six months ended June 30, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017 or for any future interim period. The condensed consolidated balance sheet at December 31, 2016 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2016, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on April 17, 2017.

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

Warrant Liability

The Company accounts for certain common stock warrants outstanding as a liability at fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company's statements of operations. The fair value of the warrants issued by the Company has been estimated using Monte Carlo simulation and or a Black Scholes model.

Sequencing

As of October 13, 2016, the Company adopted a sequencing policy whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors.

Environmental Remediation Liabilities

The Company records environmental remediation liabilities for properties acquired. The environmental remediation liabilities are initially recorded at fair value. The liability is reduced for actual costs incurred in connection with the clean-up activities for each property. Upon completion of the clean-up, the environmental remediation liability is adjusted to equal the fair value of the remaining operation, maintenance and monitoring activities to be performed for the property. The amount of the additional liability resulting from the completion of the clean-up, if any, would be included in other income (expense). As of June 30, 2017, the Company estimated that the total environmental remediation costs associated with the purchase of the UK Facility will be approximately $6.2 million. This is a projected potential future cost. No such environmental costs have been incurred to date and none are currently pending. Contamination clean-up costs that improve the property from its original acquisition state will be capitalized as part of the property’s overall development costs. The Company engaged a third-party specialist to conduct certain surveys of the condition of the property which included, among other things, a preliminary analysis of potential environmental remediation exposures. The Company determined, based on information contained in the specialist’s report, that it would be required to estimate the fair value of an unconditional obligation to remediate specific ground contamination at an estimated fair value of approximately $6.2 million. The Company computed the fair value of this obligation using a probability weighted approach that measures the likelihood of the following two potential outcomes: (i) a higher probability requirement of erecting a protective barrier around the affected area at an estimated cost of approximately $4.5 million, and (ii) a lower probability requirement of having to excavate the affected area at an estimated cost of approximately $32.0 million. The Company’s estimate is preliminary and therefore subject to change as further studies are conducted, and as additional facts come to the Company’s attention. Environmental remediation efforts are complex, technical and subject to various uncertainties. Accordingly, it is at least reasonably possible that any changes in the Company’s estimate could materially differ from the management’s preliminary assessment discussed herein.

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

Adoption of Recent Accounting Pronouncements

Compensation-Stock Compensation

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. Under ASU No. 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU No. 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU No. 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU No. 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with a fair value up to the amount of taxes owed using the maximum statutory tax rate in the employee’s applicable jurisdiction(s). ASU No. 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current U.S. GAAP, it was not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. These aspects of ASU 2016-09 are effective for reporting periods beginning after December 15, 2016, with early adoption permitted provided that all of the guidance is adopted in the same period. The Company’s adoption of ASU No. 2016-09 on January 1, 2017 did not have a material impact on its condensed consolidated financial statements and related disclosures.

Recent Issued Accounting Pronouncements

Compensation-Stock Compensation

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. It is effective prospectively for the annual period ending December 31, 2018 and interim periods within that annual period. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on the condensed consolidated financial statements and disclosures, but does not expect it to have a significant impact.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Accounting for Certain Financial Instruments with Down Round Features

On July 13, 2017, the FASB has issued a two-part ASU No. 2017-11, (i). Accounting for Certain Financial Instruments with Down Round Features and (ii) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. It is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company will be evaluating the impact of adopting this standard on the condensed consolidated financial statements and disclosures.

4. Fair Value Measurements

Derivative Warrants Granted in 2017

During the six months ended June 30, 2017, the Company issued approximately 94,703,000 warrants (the “Warrants”) to multiple investors (the “Holders”). Since the Company’s adoption of a sequencing policy (see Note 3), the warrants were classified as liabilities and measured at fair value on the grant date, with changes in fair value recognized as other income on the statements of operations and disclosed in the financial statements as long as the contracts remain classified as liabilities.

A summary of weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring warrants granted during the six months ended June 30, 2017 is as follows:

	2017 Warrants Granted Associated with
	Public and Private	Debt
	Offering	Conversion	Issuance of Debt
Strike price	$0.51	$0.39	$0.18
Contractual term (years)	2.3	2.3	2.0
Volatility (annual)	107%	109%	112%
Risk-free rate	1%	1%	1%
Dividend yield (per share)	0%	0%	0%

Embedded Conversion Features

During the six months ended June 30, 2017, the Company recorded approximately $4.3 million of derivative liabilities, which were related to the embedded conversion features of certain convertible notes as of the issuance date.

A summary of weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring warrants granted during the six months ended June 30, 2017 is as follows:

Conversion price	$0.41
Contractual term (years)	1.92
Volatility (annual)	97%
Risk-free rate	1%
Dividend yield (per share)	0%

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of June 30, 2017 and December 31, 2016 (in thousands):

	Fair value measured at June 30, 2017
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	June 30, 2017	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$6,878	$-	$-	$6,878
Embedded conversion feature	2,075	-	-	2,075
Share-settled debt (in default)	4,749	-	-	4,749
Total fair value	$13,702	$-	$-	$13,702

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

	Fair value measured at December 31, 2016
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$4,862	$-	$-	$4,862
Share-settled debt (in default)	5,200	-	-	5,200
Total fair value	$10,062	$-	$-	$10,062

There were no transfers between Level 1, 2 or 3 during the six-month period ended June 30, 2017.

In accordance with ASC 820, the development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

The following table presents changes in Level 3 liabilities measured at fair value for the six-month period ended June 30, 2017. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

	Warrant	Embedded	Share-settled
	Liability	Conversion Feature	Debt (in Default)	Total
Balance – January 1, 2017	$4,862	$-	$5,200	$10,062
Warrants granted	9,572	-	-	9,572
Issuance of convertible notes	-	4,262	-	4,262
Extinguishment of warrant liabilities related to warrants exercised for cash	(1,847)	-	-	(1,847)
Conversion of share-settled debt	-	-	(451)	(451)
Change in fair value	(5,709)	(2,187)	-	(7,896)
Balance – June 30, 2017	$6,878	$2,075	$4,749	$13,702

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities and embedded conversion feature that are categorized within Level 3 of the fair value hierarchy as of June 30, 2017 and December 31, 2016 is as follows:

	As of June 30, 2017		As of December 31, 2016
	Warrant	Embedded	Warrant
	Liability	Conversion Feature	Liability
Strike price	$0.40	$0.41	$0.60
Contractual term (years)	3.4	1.9	4.7
Volatility (annual)	98%	99%	98%
Risk-free rate	2%	1%	2%
Dividend yield (per share)	0%	0%	0%

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

5. Property & Equipment and Construction in Progress

Property and equipment consist of the following at June 30, 2017 and December 31, 2016 (in thousands):

	June 30,	December 31,
	2017	2016
Leasehold improvements	$69	$69
Office furniture and equipment	25	25
Computer equipment and software	635	626
	729	720
Less: accumulated depreciation	(505)	(405)
Total property, plant and equipment, net	224	315
Construction in progress (property in the United Kingdom)	46,221	44,559
	$46,445	$44,874

* Construction in progress includes both the land acquisition costs and the building costs.

Depreciation expenses were approximately $100,000 and $80,000 for the six months ended June 30, 2017 and 2016.

6. Stock-based Compensation

On June 13, 2017, the Company granted options (the “Options”) to acquire shares of the Company’s common stock (the “Shares”) to Dr. Marnix Bosch, the Chief Technical Officer of the Company, and Dr. Alton Boynton, the Chief Scientific Officer of the Company. The Options were granted pursuant to the Second Amended and Restated Northwest Biotherapeutics, Inc. 2007 Stock Plan (the “Equity Plan”). The Equity Plan provides for awards of various types of equity securities (including common stock, restricted stock units, options and/or other derivative securities) to employees and directors of the Company.

Dr. Bosch received Options exercisable for 7,940,182 Shares and Dr. Boynton received Options exercisable for 3,402,935 Shares. The Options are exercisable at a price of $0.25 per share, and have a 5-year exercise period. The Options granted to Dr. Bosch and Dr. Boynton are subject to vesting requirements. 50% of the Options vested on the grant date, and 50% will vest over a 24-month period in equal monthly installments, provided that the recipient continues to be employed by the Company. The unvested portions of the Options are subject to accelerated vesting upon (i) a change of effective control of the Company, (ii) the filing of the first Biologics License Application or other application for product approval in any jurisdiction, (iii) completion of any randomized clinical trial that meets its endpoint(s) (Phase II or Phase III), (iv) decision by the Board, in its discretion or (v) the death of the recipient.

The following table summarizes stock option activities for the Company’s option plans for the six months ended June 30, 2017 (amount in thousands, except per share number):

	Number of Options	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2016	1,551	$10.56	$-	1.9
Granted	11,343	0.25	-	5.0
Forfeited/expired	(238)	9.90	-	-
Outstanding as of June 30, 2017	12,656	$1.32	-	4.6
Options vested and exercisable	6,546	$1.63	$-	4.5

The following assumptions were used to compute the fair value of stock options granted during the six months ended June 30, 2017:

For the Six Months
Ended
June 30, 2017
Exercise price	$0.25
Expected term (years)	2.8
Expected stock price volatility	96%
Risk-free rate of interest	2%

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The Company recorded stock based compensation expense of $373,000, which was included as part of research and development expenses for the six months ended June 30, 2017. The weighted average grant date fair value was approximately $0.7 million and the unrecognized compensation cost was approximately $0.3 million as of June 30, 2017, and will be recognized over the next 2.2 years. The Company records the forfeitures, if any, when such forfeitures occur.

The risk-free rate is based on the rate of U.S Treasury zero-coupon issues with a remaining term equal to the expected term of the option grants. Expected volatility is based on the historical volatility of the Company’s common stock using the daily closing price of the Company’s common stock. The expected term represents the period that the Company’s stock-based awards are expected to be outstanding.

7. Outstanding Debt

The following table summarizes outstanding debt as of June 30, 2017 and December 31, 2016, respectively (amount in thousands, except per share data):

		Stated			Remaining		Fair Value of
		Interest	Conversion		Debt	Debt	Embedded	Carrying
	Maturity Date	Rate	Price	Face Value	Discount	Premium	Conversion Option	Value
Short term convertible notes payable
6% unsecured (1)	Due	6%	$3.09	135	-	-	-	135
10% unsecured (2)	In Default	10%	$0.26	1,578	-	-	14	1,592
18% unsecured (3)	In Default	18%	$0.26	1,183	-	348	237	1,768
				2,896	-	348	251	3,495
Short term notes payable
8% unsecured (4)	Various	8%	N/A	5,620	(400)	-	-	5,220
0% unsecured (5)	9/1/2017	0%	N/A	226	(2)	-	-	224
12% unsecured (5)	On Demand	12%	N/A	300	(83)	-	-	217
				6,146	(485)	-	-	5,661
Short term notes payable - related parties
10% unsecured - Related Parties (6)	On Demand	10%	N/A	2,170	-	-	-	2,170

Share-settled debt, at fair value (7)	In Default	18%	$0.16	4,749	-	-	-	4,749

Short term mortgage loan	11/16/2017	12%	N/A	6,225	(110)	-	-	6,115

Long term convertible notes payable
12% secured convertible notes (8)	6/21/2020	12%	$0.50	6,000	(2,443)	-	1,826	5,383

Long term mortgage loan (9)	8/13/2018	12%	N/A	4,478	(25)	-	-	4,453

Ending balance as of June 30, 2017				32,664	(3,063)	348	2,077	32,026

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

		Stated			Remaining
		Interest	Conversion		Debt	Carrying
	Maturity Date	Rate	Price	Face Value	Discount	Value
Short term convertible notes payable
6% unsecured (1)	Due	6%	$3.09	$135	$-	$135
5% 2014 Senior convertible notes (8)	8/15/2017	5%	$6.60	11,000	(175)	10,825
				11,135	(175)	10,960
Short term notes payable
10% unsecured (2)	11/4/2017	10%	N/A	2,450	-	2,450

Short term notes payable - related parties
10% unsecured - Related Parties	On Demand	10%	N/A	50	-	50
12% unsecured - Related Parties	On Demand	12%	N/A	260	-	260
				310	-	310

Share-settled debt, at fair value (7)	In Default	18%	$0.35	5,200	-	5,200

Mortgage loan	11/16/17 & 8/13/17	12%	N/A	10,156	(365)	9,791

Long term note payable
8% unsecured note (4)	6/30/2018	8%	N/A	3,310	(310)	3,000

Ending balance as of December 31, 2016				$32,561	$(850)	$31,711

(1)	This $135,000 note as of June 30, 2017 and December 31, 2016 consists of two separate 6% notes in the amounts of $110,000 and $25,000. In regard to the $110,000 note due in 2011, the Company has made ongoing attempts to locate the creditor to repay or convert this note, but has been unable to locate the creditor to date. In regard to the $25,000 note due in 2011, during the year ended December 31, 2013, the holder has elected to convert these notes into equity, the Company has delivered the applicable conversion documents to the holder, and the Company is waiting for the holder to execute and return the documents.

(2)	On November 4, 2016, the Company entered into three promissory notes agreement (“the Notes”) with an individual investor (“the Holder”) for an aggregate amount of $2.45 million. The Notes bore interest at the rate of 10% with 1 year term.

On April 12, 2017, the Company entered a note amendment (“the Amendment”) with the Holder. The maturity date was amended to June 30, 2017, and the Holder was granted an option to convert outstanding principal amount and accrued interest into a package of (i) one share of common stock at conversion price of $0.26, (ii) 0.75 of a warrant with a strike price of $0.26 with a 5 years term, and (iii) 0.75 of a warrant with a strike price of $1.00 with a 3 months term. The Company recorded approximately $1.4 million debt extinguishment loss from this amendment, which was part of embedded conversion features. The embedded conversion features were valued at fair value of $14,000 as of June 30, 2017.

On May 22, 2017, the Company induced the holder to convert approximately $872,000 principal and $128,000 accrued interest of the Notes into 5,555,556 shares of common stock at fair value of $0.16, and 8,333,334 warrants at fair value of $0.11 using Black-Scholes model. The Company recorded approximately $349,000 debt extinguishment loss from this conversion.

(3)	On March 3, 2017, the Company entered into a series of promissory notes (the “OID Notes”) with unrelated third parties (the “Holders”) in the original principal amount of $1,450,000 with an original issuance discount of 3% for aggregate net proceeds of $1.4 million with no stated interest rate.

On April 10, 2017, the Company entered into multiple note amendments (“the Amendment”) with the OID Notes holders. The maturity date was amended to June 10, 2017, and the Holders were granted the option to convert outstanding principal amount and accrued interest into a package of (i) one share of common stock at the conversion price of $0.26, (ii) 0.75 of a warrant with a strike price of $0.26 with a 5 years term, and (iii) 0.75 of a warrant with a strike price of $1.00 with a 3 months term. The Company recorded approximately $1.0 million debt extinguishment loss from this amendment, which was part of the embedded conversion features. The embedded conversion features were revalued at fair value of $237,000 as of June 30, 2017.

On April 12, 2017, the Company made a repayment of $258,000 to one of the OID Notes holders.

The Company accrued an additional $348,000 debt premium on the prepaid portion and any unpaid portion of the OID Notes after the maturity date pursuant to the default provision.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(4)	During six months ended June 30, 2017, the Company entered into two promissory notes agreement (the “Notes”) with the same investor for an aggregate principal amount of $2,310,000. The Notes bore interest at 8% per annum with a 6 month term. The Notes carry an original issue discount of $300,000 and $10,000 legal cost that was reimbursable to the investor. The remaining unamortized debt discount related the Notes was approximately $186,000 as of June 30, 2017.

On December 30, 2016, the Company entered into a note purchase agreement (the “Note”) with an individual investor for an aggregate principal amount of $3,310,000. The Note bore interest at 8% per annum with 18 months term. The Note carries an original issue discount of $300,000 and $10,000 legal cost that was reimbursable to the investor. The remaining unamortized debt discount related the Note was approximately $214,000 as of June 30, 2017.

(5)	On June 29, 2017, the Company entered into a promissory note (the “Note”) agreement with an investor for the amount of $300,000. The Note bore interest at 12% per annum, and is payable upon demand. The Company also issued 833,333 warrants with a strike price of $0.18 in conjunction the note. The Company recorded $84,000 debt discount at the issuance date, which is the fair value of the warrants.

On March 1, 2017, the Company entered into a promissory note (the “Note”) agreement with an investor in the original principal amount of $226,000 with an original issuance discount of 3% for net proceeds of $220,000 with no stated interest rate.

(6)	Related Party Notes

Goldman Notes

During the quarter ended June 30, 2017, Leslie J. Goldman, an officer of the Company, loaned the Company an aggregate amount of $850,000 pursuant to multiple Demand Promissory Notes (the “Goldman Notes”). The Goldman Notes bear interest at 10% per annum, and are payable upon demand, with 7 days’ prior written notice by Mr. Goldman to the Company.

During the quarter ended March 31, 2017, Leslie J. Goldman, an officer of the Company, loaned the Company $420,000 pursuant to two Demand Promissory Note Agreements (the “Goldman Notes”). The Goldman Notes bore interest at the rate of 12% per annum.

During the six months ended June 30, 2017, the Company made an aggregate principal payment of $730,000 to settle some of Mr. Goldman’s outstanding demand notes, and an aggregate of $47,000 interest payment associated with these demand notes. Such payment included repayment of outstanding debt before 2017.

Toucan Notes

During the quarter ended June 30, 2017, Toucan Capital Fund III loaned the Company an aggregate amount of $1,170,000 pursuant to multiple Demand Promissory Notes (the “Toucan Notes”). The Toucan Notes bear interest at 10% per annum, and are payable upon demand, with 7 days’ prior written notice to the Company. In June 2017, the Company repaid $150,000 of the Toucan Notes.

Board of Directors Notes

During the quarter ended June 30, 2017, Jerry Jasinowski, Robert Farmer and Cofer Black, members of the Company’s Board of Directors, loaned the Company an aggregate amount of $300,000 pursuant to multiple Demand Promissory Notes (the “Notes”). The Notes bear interest at 10% per annum, and are payable upon demand, with 7 days’ prior written notice to the Company.

(7)	During the six months ended June 30, 2016, the holder of the Company’s share-settled debt converted approximately $0.5 million of outstanding share-settled debt.

(8)	2014 Senior Convertible Notes

Due to the Nasdaq delisting on December 19, 2016, the term of the 2014 Convertible Senior Notes (the “2014 Notes”) Indenture required the Company to offer to repurchase the entire principal and all remaining interest through the Notes’ original maturity date. The debt holders (the “Holders”) accepted the offer, and the Company was required to repurchase the entire 2014 Notes on March 10, 2017.

The full repurchase of $11 million of 2014 Notes, as well as $660,000 of interest payments and cash and stock forbearance payments was completed during the six months ended June 30, 2017, through a series of transactions.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

During the six months ended June 30, 2017, the Company entered into multiple agreements to extend the date for payment of the 2014 Notes to June 20, 2017. As an additional consideration to the Holders to delay the 2014 Notes repayment, the Company issued the Holders an aggregate 7,089,860 common stock. The total forbearance charge of $2.6 million was recorded as a debt extinguishment loss and was based upon the fair value of the common stock of $2.1 million on the grant date and cash payments of $0.5 million.

During the six months ended June 30, 2017, the Company repaid in cash $3.0 million of principal of the 2014 Notes, and repaid an additional $3.0 million of principal in common stock and warrants, and $5 million of principal of the 2014 Notes was repurchased by the investor pursuant to an Exchange Agreement and Note Agreement, as described below.

2017 Secured Convertible Notes

On June 21, 2017, an unaffiliated institutional investor (the “Investor”) agreed to purchase $5.0 million of the 2014 Notes from the Holders, pursuant to a Purchase Agreement (the “Purchase Agreement”).

Also on June 21, 2017, the Company and the Investor entered into an Exchange Agreement (the “Exchange Agreement”) pursuant to which the Investor agreed to exchange its $5.0 million of the 2014 Note for new convertible notes (the “2017 Notes”) with an aggregate principal amount of approximately $5.6 million, inclusive of original issue discount of approximately 9%. The Company and the Investor also entered another secured convertible note with an aggregate principal amount of approximately $350,000, inclusive of original issue discount of approximately 9%, for $325,000 in cash. Total debt outstanding as of June 30, 2017 was $6.0 million under the 2017 Secured Convertible Notes.

The 2017 Notes have a 3-year maturity and bear interest at 12% per annum. No interest will be payable during the term, but interest will accrue and be payable at maturity. The 2017 Notes are secured by the property owned by the Company in the U.K., and not by any other assets of the Company. The 2017 Notes and accrued interest will be convertible at any time during the term at fixed conversion prices: 50% of the principal and accrued interest will be convertible at $0.25 per share, 25% of the principal and accrued interest will be convertible at $0.50 per share and 25% of the principal and accrued interest will be convertible at $1.00 per share. The transaction was accounted for as a debt extinguishment. The Company recorded an approximate $1.8 million embedded conversion feature on the 2017 Notes as part of debt discount on the issuance date. The was no change in fair value from these embedded conversion features from June 21, 2017 to June 30, 2017.

(9)	The mortgage loan, which was originally due in August 2017 and has been renewed for additional one year until August 17, 2018.

The following table summarizes total interest expenses related to senior convertible notes, other notes and mortgage loan for the three and six months ended June 30, 2017 and 2016, respectively (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest expenses related to 2014 Senior convertible notes:
Contractual interest	$39	$137	$424	$274
Amortization of debt issuance costs	-	70	175	140
Total interest expenses related to senior convertible notes	39	207	599	414
Interest expenses related to other notes:
Contractual interest	245	38	389	76
Additional debt premium	348	-	348	-
Amortization of debt discount	190	-	270	-
Total interest expenses related to other notes	783	38	1,007	76
Interest expenses related to mortgage loan:
Contractual interest	360	332	649	665
Amortization of debt issuance costs	123	152	242	291
Total interest expenses on the mortgage loan	483	484	891	956
Other interest expenses	3	-	5	1
Total interest expense	$1,308	$729	$2,502	$1,447

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

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

The following securities were not included in the diluted net loss per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the six months ended
	June 30,
	2017	2016
Common stock options	12,656	1,551
Common stock warrants - equity treatment	37,554	23,276
Common stock warrants - liability treatment	84,135	21,169
Share-settled debt and accrued interest, at fair value	30,932	-
Convertible notes and accrued interest	27,501	1,764
Potentially dilutive securities	192,778	47,760

9. Related Party Transactions

Cognate BioServices, Inc.

Cognate Expenses and Accounts Payable

At June 30, 2017 and December 31, 2016, the Company owed Cognate $21.4 million (after waiver of $3.75 million by Cognate as described below) and $23.4 million, respectively, for unpaid invoices for manufacturing and related services.

During the quarter ended June 30, 2017, Cognate waived its right to receive payment of $3.75 million of the payables owed to Cognate by the Company as of December 31, 2016 and March 31, 2017. Following this waiver, the Company owed Cognate $21.4 million for unpaid invoices as of June 30, 2017.

Overall, for the three months ended June 30, 2017 and 2016, the Company incurred research and development costs related to Cognate BioServices of $2.6 million and $5.5 million, respectively, relating to the DCVax-L and DCVax-Direct programs, product and process development work and preparations for upcoming Phase II trials.

Overall, for the six months ended June 30, 2017 and 2016, the Company incurred research and development costs related to Cognate BioServices of $5.2 million and $16.6 million, respectively, relating to the DCVax-L and DCVax-Direct programs, product and process development work and preparations for upcoming Phase II trials.  The substantial reduction in costs related to Cognate BioServices relates in part to reduction in clinical trial related activity and in part to an arrangement being tested under which the Company would no longer have capacity dedicated to its programs and instead would have to arrange for advance scheduling in regard to each patient individually.

Cognate Organization

Pursuant to an institutional financing of Cognate in October 2016, Cognate’s operations outside the US were separated from its operations in the US. The operations outside the US include Cognate BioServices GmbH in Germany, Advent BioServices, Ltd (formerly called Cognate BioServices Ltd.) in the UK, and Cognate Israel in Israel. Both Cognate BioServices, Inc. in the US and the Cognate affiliates outside the US are owned by Toucan Capital Fund III. The Cognate affiliates in Germany and Israel are in the process of being wound down, and manufacturing and related activities are being expanded and consolidated in the U.K. Approximately $1.5 and $2.3 million of the total research and development cost related to Cognate entities outside the US are included in the overall amounts reported with respect to Cognate for the three and six months ended June 30, 2017, respectively.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Other Related Parties

Leslie J. Goldman - Demand Loans

During the three months ended March 31, 2017, Leslie J. Goldman, an officer of the Company, loaned the Company $420,000 pursuant to two Demand Promissory Note Agreements (the “Goldman Notes”). The Goldman Notes bore interest at the rate of 12% per annum.

During the three months ended June 30, 2017, Mr. Goldman loaned the Company an additional $850,000 pursuant to multiple Demand Promissory Note Agreements (the “Goldman Notes”). These Goldman Notes bear interest at the rate of 10% per annum and are payable upon demand, with 7 days’ prior written notice to the Company.

During the six months ended June 30, 2017, the Company made an aggregate principal payment of $730,000 to settle some of Mr. Goldman’s outstanding demand notes and an aggregate of $47,000 interest payment associated with these demand notes. Such payment included repayment of outstanding debt before 2017.

Toucan Capital III Fund - Demand Loans

During the three months ended June 30, 2017, Toucan Capital Fund III loaned the Company an aggregate amount of $1,170,000 pursuant to multiple Demand Promissory Notes (the “Toucan Notes”). The Toucan Notes bear interest at 10% per annum, and are payable upon demand, with 7 days’ prior written notice to the Company.

In June 2017, the Company made repayment of $150,000 toward the Toucan Notes.

Various Related Parties - Demand Loans

During the three months ended June 30, 2017, Jerry Jasinowski, Robert Farmer and Cofer Black, members of the Company’s Board of Directors, loaned the Company an aggregate amount of $300,000 pursuant to multiple Demand Promissory Notes (the “Notes”). The Notes bear interest at 10% per annum, and are payable upon demand, with 7 days’ prior written notice to the Company.

10. Stockholders’ Equity (Deficit)

Common Stock Issuances

First Quarter of 2017

Public Offering

On March 17, 2017, the Company entered into agreements with institutional investors for a registered direct offering with gross proceeds of $7.5 million. The Company issued 18.8 million shares of common stock at a purchase price of $0.26 per share, or pre-funded warrants in lieu of shares.  Additionally, the investors received 5 year Class A warrants to purchase up to approximately 21.6 million shares of common stock with an exercise price of $0.26 per share, 3 month Class B warrants to purchase up to approximately 21.6 million shares of common stock with an exercise price of $1.00 per share, and a pre-paid 3 month Class C warrant to purchase up to approximately 10.0 million shares of common stock with an exercise price of $0.26 per share, of which $0.25 per share was pre-paid at the time of closing and another $0.01 per share is payable upon exercise of each Class C Warrant. Total warrants issued in March 2017 have value of approximately $6.2 million.

Warrants Exercised for Cash

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

Stock Compensation - 2014 Senior Convertible Notes

On March 10, 2017, the Company issued 4,039,860 shares of common stock to the holders of the Company’s $11 million senior convertible notes as additional consideration to enter into a payment plan and extend the debt payment. The fair value of the common stock on the grant date was approximately $1.5 million. The Company recorded such cost as a debt extinguishment loss.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Share-settled Debt

On March 30, 2017, the Company issued 2,500,000 shares of common stock to the holder of the Company’s share-settled debt (the “Holder”) as advance payment for future debt conversion. The fair value of the remaining share-settled debt will be reduced when the Company is notified by the Holder of the value at which the shares have been sold.

Second Quarter of 2017

Public and Private Offering

On April 14, 2017, the Company entered into Stock Purchase Agreement with multiple investors. The Company issued 1,384,615 shares of common stock at a price of $0.26 per share. The investors received Class A Common Stock Purchase Warrants to purchase up to 1,038,461 shares of Common Stock at an exercise price of $0.26 per share (the “Class A Warrants”) and Class B Common Stock Purchase Warrants to purchase up to 1,038,461 shares of Common Stock at an exercise price of $1.00 per share (the “Class B Warrants”). Both the Class A Warrants and the Class B Warrants are exercisable immediately. The Class A Warrants are exercisable for five years and the Class B Warrants are exercisable for three months. The Company received gross proceeds of $360,000 from this offering.

During the three months ended June 30, 2017, the Company entered into Subscription Agreements with multiple investors. The Company issued 3,610,452 shares of common stock at a weighted average price of $0.15 per share. The investors also received an aggregate of 3,274,553 warrants at a weighted average exercise price of $0.33 per share. The Company received gross proceeds of $552,000 from this offering.

Debt Conversion

On May 22, 2017, the holders of certain existing notes converted approximately $2.0 million principal amount and accrued interest for 11,137,345 shares of its common stock at a price of $0.18 per share and issued to such investors 8,353,009 Class A warrants with exercise price of $0.26 per share for a period of 5 years and 8,353,009 Class B warrants with exercise price of $1.00 per share for a period of 90 days. The fair value of common stock and warrant liability as of the conversion date was approximately $1.8 million and $0.9 million, respectively. The difference of $0.7 million was recorded as a debt extinguishment loss.

On May 31, 2017, the Company and certain unaffiliated institutional investors (the “Investor”) entered into an Exchange Agreement (the “Exchange Agreement”) pursuant to which the Investor agreed to exchange $3.0 million of the Company’s 2014 Senior Convertible Notes for 20,628,571 shares of common stock, warrants to acquire up to 16,071,428 shares of common stock at an exercise price of $0.175 per share and exercisable for 2 years from the date of issuance of such warrants, and or 800,000 shares of Common Stock.  The fair value of common stock and warrant liability as of the conversion date was approximately $3.9 million and $1.6 million, respectively.

On June 5, 2017, the Company exchanged approximately $0.5 million principal amount and accrued interest of certain notes held by an unaffiliated investor for 3,300,000 shares of its common stock at a price of $0.14 per share and issued to such investors 2,475,000 Class D warrants with exercise price of $0.175 per share for a period of 2 years. The fair value of common stock and warrant liability as of the conversion date was approximately $0.6 million and $0.3 million, respectively. The difference of $0.4 million was recorded as a debt extinguishment loss.

Warrants Exercised for Cash

During the three months ended June 30, 2017, the Company issued an aggregate of 6,900,000 shares of common stock from the exercise of pre-paid warrants that were issued in March 2017 with an exercise price of $0.26, of which $0.25 was paid in March and $0.01 was paid at the time of exercise, for proceeds of $69,000 at the time of exercise during the three months ended June 30, 2017.  All of these 6,900,000 shares of common stock were related to extinguishment of warrant liabilities. The fair value of the warrant liabilities was approximately $1.1 million on the date of exercise, which were recorded as a component of additional paid-in-capital.

Stock Compensation - 2014 Senior Convertible Notes

During the three months ended June 30, the Company issued an aggregate of 3,050,000 shares of common stock to the holders of the Company’s $11 million senior convertible note as additional consideration to extend the debt payment and to enter into a forbearance agreement. The fair value of the common stock on the grant date was approximately $0.5 million. The Company recorded such cost as a debt extinguishment loss.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Share-settled Debt

On June 14, 2017, the Company issued 1,000,000 shares of common stock to the holder of the Company’s share-settled debt (the “Holder”) as advance payment for future debt conversion. The fair value of the remaining share-settled debt will be reduced when the Company is notified by the Holder of the value at which the shares have been sold.

As of June 30, 2017, the outstanding share-settled debt was approximately $4.7 million.

Stock Purchase Warrants

The following is a summary of warrant activity for the six months ended June 30, 2017 (in thousands, except per share data):

	Number of	Weighted Average	Remaining
	Warrants	Exercise Price	Contractual Term
Outstanding as of January 1, 2017	58,278	$1.78	3.86
Warrants granted *	96,530	0.48
Warrants exercised for cash	(10,800)	0.02
Warrants expired and cancellation	(22,319)	1.24
Outstanding as of June 30, 2017	121,689	$0.98	3.10

* Including approximately 1.0 million ratchet warrants due to the exercise price reset during the six months ended June 30, 2017.

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

After the assumption of $5.7 million in debt originally incurred by Cognate in October 2016 the Company had an implicit variable interest in Cognate to potentially fund Cognate’s losses (if Cognate incurs losses).  The Company determines whether it is the primary beneficiary of Cognate upon its initial involvement and the Company reassess whether it is the primary beneficiary of Cognate on an ongoing basis.  The determination of whether the Company is the primary beneficiary of Cognate is based upon the facts and circumstances and requires significant judgment.  The Company’s considerations in determining Cognate’s most significant activities and whether the Company has power to direct those activities include, but are not limited to, Cognate’s purpose and design and the risks passed through to investors, the equity ownership and voting interests of Cognate, management, service and/or other agreements of Cognate, involvement in Cognate’s initial design and the existence of explicit or implicit financial guarantees.  As of June 30, 2017, the Company does not have the power over the most significant activities (control of operating decisions) and therefore does not meet the "power" criteria of the primary beneficiary.

The maximum exposure to loss is limited to the notional amounts of the implicit variable interest in Cognate.  The Company has no current plans to provide any support additional to that which is noted above.  Therefore, the maximum exposure to loss from its implicit interest is limited to $4.5 million as of June 30, 2017; which is the shutdown fee the Company must pay to terminate their relationship with Cognate.

12. Commitments and Contingencies

Contingent Payment to Cognate BioServices

Under the January 17, 2014 DCVax®-L Manufacturing Services Agreement and the DCVax-Direct Agreement, a new set of provisions apply going forward to any shut down or suspension.  Under these provisions, the Company will be contingently obligated to pay certain fees to Cognate BioServices (in addition to any other remedies) if the Company shuts down or suspends its DCVax-L program or DCVax-Direct program.  For a shutdown or suspension of the DCVax-L program, the fees will be as follows:

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

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

For a shutdown or suspension of the DCVax-Direct program, the fees will be as follows:

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

As of June 30, 2017, none of the above fees were triggered.

While our DCVax programs are ongoing, the Company is required to pay certain fees for dedicated production suites or capacity reserved exclusively for DCVax production, and pay for a certain minimum number of patients, whether or not we fully utilize the dedicated capacity and number of patients. The Company and Cognate are testing an arrangement under which the Company would no longer have capacity dedicated to its programs and instead would have to arrange for advance scheduling in regard to each patient individually.

Derivative and Class Action Litigation

On June 19, 2015, two purported shareholders filed a lawsuit in the Delaware Court of Chancery, captioned Tharp, et al. v. Cognate, et al., C.A. 11179-VCG (Del. Ch. filed June 19, 2015), purportedly suing on behalf of a class of similarly situated shareholders and derivatively on behalf of the Company. The lawsuit names Cognate BioServices, Inc., Toucan Partners, Toucan Capital Fund III, our CEO Linda Powers and the individuals who then served on the Company’s Board of Directors as defendants, and names the Company as a “nominal defendant” with respect to the derivative claims. The complaint generally challenges certain transactions between the Company and Cognate and the Toucan entities, in which Cognate and the Toucan entities provided services and financing to the Company, or agreed to the conversion of debts owed to them by the Company into equity. The complaint seeks unspecified monetary relief for the Company and the plaintiffs, and various forms of equitable relief, including disgorgement of allegedly improper benefits, rescission of the challenged transactions, and an order forbidding similar transactions in the future. After considerable litigation and negotiations, the parties reached an agreement to settle the case, along with the Yonemura case, discussed below. On May 19, 2017, the parties submitted a Stipulation and Agreement of Compromise and Settlement to the court, which is pending court approval. A settlement hearing is currently scheduled for October 17, 2017, at which the court is expected to consider, among other things, whether to approve the proposed settlement.

On November 19, 2015, a third purported shareholder filed a lawsuit in the U.S. District Court for the District of Maryland, captioned Yonemura v. Powers, et al., No. 15-03526 (D. Md. filed Nov. 19, 2015), claiming to sue derivatively on behalf of the Company. The complaint names the individuals who then served on the Company’s Board of Directors, Toucan Capital Fund III, L.P., Toucan General II, LLC, Toucan Partners, LLC, and Cognate as defendants, and names the Company as a nominal defendant. The complaint generally challenges the same transactions disputed in the Delaware case, claiming that the Company purportedly overcompensated Cognate and Toucan for certain services and loans in payments of stock, and that the Company’s CEO, Ms. Powers, benefited from these transactions with Cognate and Toucan, which she allegedly owns or controls. The complaint asserts that the alleged overpayments unjustly enriched Ms. Powers, Toucan, and Cognate; that the Company’s directors breached their fiduciary duties of loyalty and good faith to the Company by authorizing the payments to Cognate; and that Ms. Powers, Cognate, and Toucan aided and abetted the directors’ breaches of fiduciary duties. The plaintiff seeks an award of unspecified damages to the Company and seeks equitable remedies, including disgorgement by Ms. Powers, Toucan, and Cognate of the allegedly improper benefits received as a result of the disputed transactions. The plaintiff also seeks costs and disbursements associated with bringing suit, including attorneys' fees and expert fees. As discussed above, the parties have agreed to settle the Yonemura case along with the Tharp case; the Stipulation and Agreement of Compromise and Settlement thus addresses the claims in both lawsuits. The proceedings in the Yonemura case are currently stayed pending review of the proposed settlement in the Tharp case by the Delaware Court of Chancery. If the settlement in the Tharp case is approved and becomes effective, then the plaintiff in Yonemura has agreed to dismiss that case.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

On November 28, 2016, a purported shareholder filed a lawsuit in the Circuit Court for Montgomery County, Maryland, captioned Wells v. Powers, et al., Case No. 427353-V (Md. Cir. Ct., Mont. Cnty. filed Nov. 28, 2016), claiming to sue derivatively on behalf of the Company. The complaint names six current and former members of the Company’s Board of Directors, Toucan Partners, LLC, Toucan Capital Fund III, L.P., Toucan Partners, LP (a non-existent entity), Toucan General II, LLC, and Cognate as defendants, and names the Company as a nominal defendant. The complaint largely challenges the same transactions disputed in the two cases discussed above, claiming that the Company overcompensated Cognate and Toucan for certain services and loans. It asserts that, by authorizing those transactions, the individual defendants breached their fiduciary duties to the Company, abused their ability to control and influence the Company, and engaged in gross mismanagement of the Company’s business and assets. In addition, the complaint claims that the individual defendants are liable to the Company for misleading its investors and financiers. The complaint claims that the individual defendants were unjustly enriched by receiving compensation while the Company’s stock price was allegedly artificially inflated; that Ms. Powers, Toucan, and Cognate are “controlling” stockholders of the Company who breached their fiduciary duties to minority stockholders; that Ms. Powers, Toucan, and Cognate, benefited from these transactions due to their alleged “control”; that the alleged overpayments unjustly enriched Ms. Powers, Toucan, and Cognate; and that Toucan and Cognate aided and abetted the individual defendants in breaching their fiduciary duties. The complaint seeks the award of unspecified damages to the Company; an order from the court directing the Company to reform its corporate governance and internal procedures; and equitable remedies, including restitution and disgorgement from defendants. The plaintiff also seeks the costs and disbursements associated with bringing suit, including attorneys’ fees, costs, and expenses. The parties are currently engaged in settlement negotiations, and the plaintiff has filed an unopposed motion to stay the deadlines in the case pending the court’s review of an anticipated motion for preliminary settlement approval.

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

U.S. Securities and Exchange Commission

As previously reported,  the Company has received a number formal information requests (subpoenas) from the SEC regarding several broad topics that have been previously disclosed, including the Company’s membership on Nasdaq and delisting, related party matters, the Company’s programs, internal controls and the Company’s Special Litigation Committee. Testimony of certain officers and third parties has been taken as well. The Company is cooperating with the SEC investigation and is hopeful that it is reaching its final stages. Unfortunately, the investigation has been costly for the Company, both in terms of professional fees and in distraction of management from operation of the Company and its programs.

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

Chardan Capital Markets v. Northwest Biotherapeutics, Inc.

On June 22, 2017, Chardan Capital Markets, LLC filed a lawsuit against the Company in the United District Court for the Southern District of New York, captioned Chardan Capital Markets v. Northwest Biotherapeutics, Inc., 1:17-cv-04727-PKC.  Chardan alleges that it provided capital placement agent services to the Company in December 2016 under a contract and that it has not been fully compensated for those services.  Chardan further alleges that it provided additional services to the Company in March 2017 in anticipation of entering into contract and that it received no compensation.  The complaint asserts claims for breach of contract and unjust enrichment, and purports to seek “at least” $1 million, interest, and attorneys’ fees and costs.  On August 14, 2017, Chardan filed a notice of motion for default judgment in the amount of $446,000, plus prejudgment interest.  The Company intends to vigorously defend the case.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

13. Subsequent Events

During July and August, 2017, the Company raised additional gross funding of $4.6 million through financing transactions as detailed in the following disclosures.

Public and Private Offering

On July 11, 2017, the Company sold to an unaffiliated investor 200,000 shares of common stock at a price of $0.16 per share and issued to such investor 150,000 Class D Warrants exercisable at $0.175 per share for a period of 2 years for an aggregate of $32,000.

On August 1, 2017, the Company entered into a $1 million financing in which it sold to an unaffiliated investor 5.0 million shares of its common stock at a price of $0.20 per share and issued to such investor 2.5 million Class D Warrants exercisable at $0.23 per share for a period of two years, and 2.5 million Class D Warrants exercisable at $0.30 per share for a period of two years.

Debt Offering

During July and August 2017, the Company entered into multiple demand note agreements with investors for total proceeds of $0.9 million.

Warrants Exercised for Cash and Warrants Modification

On August 7, 2017, the Company entered into a $2.7 million financing with an institutional health care investor holding Class B Warrants exercisable for 13,527,000 shares of Common Stock of the Company, in which the investor exercised its Class B Warrants in full in return for amendment of the investor’s Class B Warrants to reduce the exercise from $1.00 to $0.20 per share, as set forth in a Warrant Repricing Letter Agreement. The Class B Warrants were originally issued on March 17, 2017 with an exercise period of 90 days, and the exercise period was previously extended to August 24, 2017. Also in consideration for the investor’s exercise in full of the Class B Warrants, the Company agreed to issue to the investor new Series A Warrants exercisable for the purchase of 13,527,000 shares of the Company’s Common Stock at an exercise price of $0.27 per share, with an exercise period of 5 years.

Cashless Warrants Exercise

On July 17, 2017, holders of 16,071,428 Class A warrants of the Company exercised such warrants on a cashless basis in exchange for the delivery of 6,939,934 shares of the Company’s common stock.

On July 17, 2017, the Company extended the expiration date of 1,038,460 Class B warrants of the Company, having an exercise price of $1.00, from July 17, 2017 to October 17, 2017.

Debt Conversions

On July 17, 2017, the Company exchanged approximately $1.6 million principal amount and $36,000 accrued interest of certain notes held by unaffiliated investors for 10,086,853 shares of its common stock at a price of $0.16 per share and issued to such investors 7,565,139 Class A warrants with exercise price of $0.18 per share for a period of 5 years and 7,565,139 Class B warrants with exercise price of $1.00 per share for a period of 90 days.

On July 10, 2017, the Company exchanged approximately $412,000 principal amount of certain notes held by an unaffiliated investor for 3,335,730 shares of its common stock at a price of $0.12 per share.

On August 1, 2017, the Company exchanged approximately $1.2 million principal amount, $407,000 premium amount, and $39,000 accrued interest of certain notes held by certain unaffiliated investors for 9,059,107 shares of its Common Stock at a price of $0.18 per share. The Company also issued to such investors 13,588,663 Class A warrants with exercise price of $0.18 per share for a period of 5 years and 6,794,333 Class B warrants with exercise price of $1.00 per share for a period of 90 days.

On August 4, 2017, the Company exchanged approximately $1.0 million principal amount of multiple notes held by certain unaffiliated investors for 5.0 million shares of its common stock at a price of $0.20 per share. The Company also issued to such investors 2,442,890 Class A warrants with exercise price of $0.23 per share for a period of 2 years and 2,442,890 Class B warrants with exercise price of $0.30 per share for a period of 2 years.

Share-settled Debt

From July to August, the Company issued 3,500,000 shares of common stock to the holder of the Company’s share-settled debt as advance payment for future debt conversion. Such common shares were not sold by the Holder as of June 30, 2017. Therefore the Company didn’t reduce the share-settled debt balance upon issuance of such shares.

Shares for Services

On July 6, 2017, as compensation for services as a Director, the Company issued 1,312,500 shares of its common stock at a price of $0.16 to a designee of Robert Farmer. On July 22, 2017 Robert Farmer passed away.

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

The Company’s lead product, DCVax®-L, is designed to treat solid tumor cancers in which the tumor can be surgically removed. This product in an ongoing Phase III trial for newly diagnosed Glioblastome multiforme (GBM). 331 patients have been enrolled in the trial, and enrollment is closed. The Company is continuing to collect data “events” in the Phase III trial, and the data set is gradually maturing. The Company is also working on preparations for Phase II trials of DCVax-L for other indications.

The Company’s second product, DCVax®-Direct, is designed to treat inoperable solid tumors. A 40-patient Phase I trial has been completed, and included treatment of a diverse range of cancers. The Company is working on preparations for Phase II trials of DCVax-Direct.

During the three months ended June 30, 2017 and 2016, net cash used in operations was $3.7 million and $14.2 million, respectively. During the six months ended June 30, 2017 and 2016, net cash used in operations was approximately $16.0 million and $31.8 million, respectively. The expenditures in 2017 have included substantial payments for expenses previously incurred in connection with the Phase III clinical trial of DCVax-L.

During the six months ended June 30, 2017, the full repurchase of $11 million of 2014 Notes (the Whitebox bonds), as well as $660,000 of interest payments and $450,000 of cash forbearance payments (in addition to stock forbearance payments) related to those 2014 Notes, was completed through a series of transactions.

During the six months ended June 30, 2017, we completed equity and debt financings (including the exchange of the 2014 convertible notes) totaling $21.2 million.

During July and August, 2017, the Company raised additional gross funding of $4.64 million through financing transactions.

During the three months ended June 30, 2017 and 2016, we made cash payments to Cognate BioServices of $0.3 million and $4.8 million, respectively. Also during the three months ended June 30, 2017, Cognate waived $3.75 million of the payables owed to Cognate by the Company as of December 31, 2016 and March 31, 2017. Following this waiver, the Company owed Cognate $21.4 million for unpaid invoices as of June 30, 2017.

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

Three Months Ended June 30, 2017 and 2016

For the three months ended June 30, 2017 and 2016, net cash used in operations was $3.7 million and $14.2 million, respectively. The cash expenditures in the three months ended June 30, 2017 included substantial payments for expenses previously incurred in connection with the Phase III clinical trial of DCVax-L. For the three months ended June 30, 2017 and 2016, the net loss was $10.3 million and $14.2 million, respectively.

Research and Development Expense

For the three months ended June 30, 2017 and 2016, research and development expense (cash and non-cash expenses combined) was $5.5 million and $8.7 million, respectively. The decrease was primarily due to a decrease in cash and non-cash manufacturing and services costs for Cognate.

For the three months ended June 30, 2017 and 2016, we made cash payments to Cognate of approximately $0.3 million and $4.8 million to Cognate, respectively. At June 30, 2017, we owed Cognate $21.4 million (after waiver by Cognate, during the quarter ended June 30, 2017, of $3.75 million of the payables owed to Cognate by the Company as of December 31, 2016 and March 31, 2017), for unpaid invoices for DCVax-L and DCVax-Direct programs, product and process development work and preparations for upcoming Phase II trials.

General and Administrative Expense

General and administrative and legal expense were $5.3 million (cash and non-cash expenses combined) for the three months ended June 30, 2017 versus $6.5 million for the three months ended June 30, 2016. The decrease was primarily due to a decrease in legal expenses. We incurred legal expenses of $2.0 million and $4.5 million for the three months ended June 30, 2017 and 2016, respectively.

Change in fair value of derivatives

During the three months ended June 30, 2017 and 2016 we recognized a non-cash gain of $6.5 million and $3.9 million, respectively. The non-cash gain was due to the decrease of our stock price for both periods.

Interest Expense

Interest expense (including non-cash elements such as amortization of debt discount and debt issuance cost) was $1.3 million and $0.7 million for the three months ended June 30, 2017 and 2016, respectively. The change is due to the increase in the outstanding debt balance as of June 30, 2017 versus June 30, 2016.

Debt Extinguishment Loss

Due to the multiple debt conversations during the three months ended June 30, 2017, we recognized a $7.0 million loss from the extinguishment of debt.

Foreign currency transaction loss

During the three months ended June 30, 2017 and 2016, we recognized foreign currency transaction gains of $2.3 million and a $2.4 million loss, respectively. The 2017 gain was due to the strengthening of the British pound sterling relative to the U.S. dollar during the three months ended June 30, 2017. The 2016 loss was due to the strengthening of the U.S. dollar relative to the British pound sterling during the three months ended June 30, 2016.

Six Months Ended June 30, 2017 and 2016

For the six months ended June 30, 2017 and 2016, we recognized a net loss of $22.9 million and a net loss of $20.3 million, respectively. Net cash used in operations was $16.0 million and $31.8 million for the six months ended June 30, 2017 and 2016, respectively. The cash expenditures in the six months ended June 30, 2017 included substantial payments for expenses previously incurred in connection with the Phase III clinical trial of DCVax-L.

Research and Development Expense

Research and development expenses (cash and non-cash expenses combined) for the six months ended June 30, 2017 and 2016, was $10.5 million and $22.2 million, respectively. The decrease was primarily due to a reduction of approximately $11.7 million of non-cash manufacturing and services costs to Cognate.

For the six months ended June 30, 2017 and 2016, we made cash payments to Cognate of approximately $3.5 million, and $10.1 million, respectively. At June 30, 2017, we owed Cognate $21.4 million (after waiver by Cognate, during the quarter ended June 30, 2017, of $3.75 million of the payables owed to Cognate by the Company as of December 31, 2016 and March 31, 2017) for unpaid invoices for DCVax-L and DCVax-Direct programs, product and process development work and preparations for upcoming Phase II trials.

General and Administrative Expense

General and administrative and legal expense were $12.2 million (cash and non-cash expenses combined) for the six months ended June 30, 2017 versus $10.7 million for the three months ended June 30, 2016. The increase was due to an increase in legal fees and expenses. We incurred legal expenses of $5.9 million and $5.5 million for the six months ended June 30, 2017 and 2016, respectively.

Change in fair value of derivatives

During the six months ended June 30, 2017 and 2016 we recognized a non-cash gain of $7.9 million and $17.5 million, respectively. The non-cash gains were due to the decrease of our stock price for both periods.

Interest Expense

For the six months ended June 30, 2017 and 2016, interest expense (including non-cash elements such as amortization of debt discount and debt issuance cost) was $2.5 million and $1.4 million, respectively. The change is due to the increase in outstanding debt balance as of June 30, 2017 versus June 30, 2016.

Debt Extinguishment Loss

Due to the multiple debt conversations during the three months ended June 30, 2017, we recognized a $8.5 million loss from the extinguishment of debt.

Foreign currency transaction loss

During the six months ended June 30, 2017 and 2016, we recognized foreign currency transaction gain of $2.8 million and a foreign currency transaction loss of $3.8 million, respectively. The 2017 gain was due to the strengthening of the British pound sterling relative to the U.S. dollar during the three months ended June 30, 2017. The 2016 loss was due to the strengthening of the U.S. dollar relative to the British pound sterling during the three months ended June 30, 2016.

Liquidity and Capital Resources

We have experienced recurring losses from operations. During the six months ended June 30, 2017, we completed equity and debt financings (including the exchange of the 2014 convertible notes) totaling $21.2 million. During the six months ended June 30, 2017 and 2016, net cash outflows from operations were $16.0 million and $31.8 million, respectively. The net cash outflows during the three and six months ended June 30, 2017 included substantial payments for expenses previously incurred in connection with the Phase III clinical trial of DCVax-L.

At June 30, 2017, current assets totaled $0.8 million, compared to $7.9 million at December 31, 2016. Current assets less current liabilities produces working capital deficit (cash and non-cash liabilities combined) in the amount of $72.0 million at June 30, 2017 (with $9.0 million of the $72.0 million deficit comprised of non-cash derivative liabilities and $6.2 million comprised of an estimated liability for future environmental costs), compared to a deficit of $68.5 million at December 31, 2016, as described above.

Contingent Contractual Payment

The following table summarizes our contractual obligations as of June 30, 2017 (amount in thousands):

	Payment Due by Period
		Less than	1 to 2
	Total	1 Year	Years
Short term convertible notes payable (1)
10% unsecured and interest	1,614	1,614	-
18% unsecured and interest	1,631	1,631	-
Short term notes payable (2)
0% unsecured and interest	226	226	-
8% unsecured and interest	5,941	5,941	-
12% unsecured (on demand)	300	300	-
Short term notes payable - related parties (3)
10% unsecured - Related Parties (on demand)	2,170	2,170	-
Long term convertible notes payable (4)
12% secured convertible notes and interest	8,160	-	8,160
Share-settled debt, at fair value (5)	4,751	4,751	-
Mortgage loan and interest (6)	11,081	11,081	-
Operating leases (7)	411	411	-
Purchase obligations (8)
Total	$36,285	$28,125	$8,160

(1)	The obligations related to short term convertible notes were approximately $3.2 million as of June 30, 2017, which included a debt premium of $0.4 million pursuant to the original term.

(2)	The obligations related to short term notes were approximately $6.5 million as of June 30, 2017, which included remaining contractual unpaid interest of $0.3 million.

(3)	The obligations related to short term notes to related parties were approximately $2.2 million as of June 30, 2017, which included loans of $50,000 from Cofer Black, a Company Director; $125,000 from Jerry Jasinowski, a Company Director; $125,000 from Robert Farmer, a Company Director; $850,000 from Leslie Goldman, an officer of the Company, and $1.17 million from Toucan Capital Fund III.

(4)	The obligations related to long term convertible notes were approximately $8.2 million as of June 30, 2017, which included $2.2 million unpaid interest. The convertible notes will be due in June 2020.

(5)	The share settled debt included $4.8 million principal balance and $0.2 million accrued interest as of June 30, 2017.

(6)	The mortgage loan contains approximately $10.1 million principal, $0.6 million renewal fee and exit fee which will be due at end of the loan term, and $0.4 million of remaining interest payments.

(7)	The operating leases obligations during the next 2 years included $240,000, $35,000 and $136,000 to our office in Maryland, Germany and London, respectively.

(8)	We have possible contingent obligations to pay certain fees to Cognate BioServices (in addition to any other remedies) if we shut down or suspend its DCVax-L program or DCVax-Direct program. These obligations are not reflected in the accompanying balance sheets. For a shut down or suspension of the DCVax-L program, the fees will be as follows:

•	Prior to the last dose of the last patient enrolled in the Phase III trial for DCVax®-L or After the last dose of the last patient enrolled in the Phase III clinical trial for DCVax®-L but before any submission for product approval in any jurisdiction or after the submission of any application for market authorization but prior to receiving a marketing authorization approval: in any of these cases, the fee shall be $3 million.

•	At any time after receiving the equivalent of a marketing authorization for DCVax®-L in any jurisdiction, the fee shall be $5 million

For a shut down or suspension of the DCVax-Direct program, the fees will be as follows:

•	Prior to the last dose of the last patient enrolled in the Phase I/II trial for DCVax®-Direct, the fee shall be $1.5 million.

•	After the last dose of the last patient enrolled in the Phase I/II clinical trial for DCVax®-Direct but before the initiation of a Phase III trial the fee shall be $2.0 million.

•	After initiation of a phase III trial but before submission of an application for market authorization in any jurisdiction or after the submission of an application for market authorization but prior to receiving a market authorization approval: in each of these cases, the fee shall be $3.0 million.

•	At any time after receiving the equivalent of a marketing authorization for DCVax®-Direct in any jurisdiction the fee shall be $5.0 million.

As of June 30, 2017, none of the contingent payments described above had been triggered.

While our DCVax programs are ongoing, we are required to pay certain fees for dedicated production suites or capacity reserved exclusively for DCVax production, and pay for a certain minimum number of patients, whether or not we fully utilize the dedicated capacity and number of patients. The Company and Cognate are testing an arrangement under which the Company would no longer have capacity dedicated to its programs and instead would have to arrange for advance scheduling in regard to each patient individually.

Operating Activities

During the three months ended June 30, 2017 and 2016, net cash outflows from operations were $3.7 million and $14.2 million, respectively. During the six months ended June 30, 2017 and 2016, net cash outflows from operations were $16.0 million and $31.8 million, respectively.

Investing Activities

During the six months ended June 30, 2017, we received a $0.2 million cash refund from certain vendors relating to the UK facility leasehold improvements.

During the six months end June 30, 2016, we used $4.3 million to capitalize costs related to the UK facility.

Financing Activities

We received approximately $7.1 million and $9.2 million in cash proceeds from issuance of common stock and warrants in the registered direct offering during the six months ended June 30, 2017 and 2016, respectively.

We received approximately $0.6 million in cash proceeds from the issuance of common stock and warrants in private offerings during the six months ended June 30, 2017.

We received approximately $0.1 million and $3.9 million cash proceeds from exercise of warrants during the six months ended June 30, 2017 and 2016, respectively.

We received approximately $8.3 million in cash proceeds from issuance of multiple debts to third parties and related parties during the six months ended June 30, 2017.

We made aggregate debt payments of $4.1 million, including a $0.9 million payment to related parties during the six months ended June 30, 2017.

Our financial statements indicate there is substantial doubt about our ability to continue as a going concern as we are dependent on our ability to obtain ongoing financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis. The Company has operated with going concern determinations throughout more than a decade.  However, we can give no assurance that our plans and efforts to achieve the above steps will be successful.

Other factors affecting our ongoing funding requirements include the number of staff we employ, the number of active sites and number of patients still undergoing treatment in our Phase III brain cancer trial, the costs of further product and process development work relating to our DCVax products, the costs of preparations for multiple Phase II trials, the costs of expansion of manufacturing, and unanticipated developments. The extent of resources available to us will determine which programs can move forward and at what pace.

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

Based on our analysis, as of June 30, 2017, the effect of a 100+/- basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss are considered immaterial.

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

Changes in Internal Control over Financial Reporting

We continue to make further improvements to our internal controls over financial reporting, in addition to the improvements developed in 2016. During the quarter ended March 31, 2017, we implemented enhanced procedures to identify and disclose related party transactions.  These enhanced procedures did not result in identifying any related party transactions other than the ones already known and disclosed. We will continue to take steps to improve our internal control system and to address the remaining deficiencies, but the timing of such steps is uncertain and our ability to retain or attract qualified individuals to undertake these functions is also uncertain.  Other than the enhanced procedures to identify and disclose related party transactions, there were no changes in our internal control over financial reporting in the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Derivative and Class Action Litigation

On June 19, 2015, two purported shareholders filed a lawsuit in the Delaware Court of Chancery, captioned Tharp, et al. v. Cognate, et al., C.A. 11179-VCG (Del. Ch. filed June 19, 2015), purportedly suing on behalf of a class of similarly situated shareholders and derivatively on behalf of the Company. The lawsuit names Cognate BioServices, Inc., Toucan Partners, Toucan Capital Fund III, our CEO Linda Powers and the individuals who then served on the Company’s Board of Directors as defendants, and names the Company as a “nominal defendant” with respect to the derivative claims. The complaint generally challenges certain transactions between the Company and Cognate and the Toucan entities, in which Cognate and the Toucan entities provided services and financing to the Company, or agreed to the conversion of debts owed to them by the Company into equity. The complaint seeks unspecified monetary relief for the Company and the plaintiffs, and various forms of equitable relief, including disgorgement of allegedly improper benefits, rescission of the challenged transactions, and an order forbidding similar transactions in the future. After considerable litigation and negotiations, the parties reached an agreement to settle the case, along with the Yonemura case, discussed below. On May 19, 2017, the parties submitted a Stipulation and Agreement of Compromise and Settlement to the court, which is pending court approval. A settlement hearing is currently scheduled for October 17, 2017, at which the court is expected to consider, among other things, whether to approve the proposed settlement.

On November 19, 2015, a third purported shareholder filed a lawsuit in the U.S. District Court for the District of Maryland, captioned Yonemura v. Powers, et al., No. 15-03526 (D. Md. filed Nov. 19, 2015), claiming to sue derivatively on behalf of the Company. The complaint names the individuals who then served on the Company’s Board of Directors, Toucan Capital Fund III, L.P., Toucan General II, LLC, Toucan Partners, LLC, and Cognate as defendants, and names the Company as a nominal defendant. The complaint generally challenges the same transactions disputed in the Delaware case, claiming that the Company purportedly overcompensated Cognate and Toucan for certain services and loans in payments of stock, and that the Company’s CEO, Ms. Powers, benefited from these transactions with Cognate and Toucan, which she allegedly owns or controls. The complaint asserts that the alleged overpayments unjustly enriched Ms. Powers, Toucan, and Cognate; that the Company’s directors breached their fiduciary duties of loyalty and good faith to the Company by authorizing the payments to Cognate; and that Ms. Powers, Cognate, and Toucan aided and abetted the directors’ breaches of fiduciary duties. The plaintiff seeks an award of unspecified damages to the Company and seeks equitable remedies, including disgorgement by Ms. Powers, Toucan, and Cognate of the allegedly improper benefits received as a result of the disputed transactions. The plaintiff also seeks costs and disbursements associated with bringing suit, including attorneys' fees and expert fees. As discussed above, the parties have agreed to settle the Yonemura case along with the Tharp case; the Stipulation and Agreement of Compromise and Settlement thus addresses the claims in both lawsuits. The proceedings in the Yonemura case are currently stayed pending review of the proposed settlement in the Tharp case by the Delaware Court of Chancery. If the settlement in the Tharp case is approved and becomes effective, then the plaintiff in Yonemura has agreed to dismiss that case.

On November 28, 2016, a purported shareholder filed a lawsuit in the Circuit Court for Montgomery County, Maryland, captioned Wells v. Powers, et al., Case No. 427353-V (Md. Cir. Ct., Mont. Cnty. filed Nov. 28, 2016), claiming to sue derivatively on behalf of the Company. The complaint names six current and former members of the Company’s Board of Directors, Toucan Partners, LLC, Toucan Capital Fund III, L.P., Toucan Partners, LP (a non-existent entity), Toucan General II, LLC, and Cognate as defendants, and names the Company as a nominal defendant. The complaint largely challenges the same transactions disputed in the two cases discussed above, claiming that the Company overcompensated Cognate and Toucan for certain services and loans. It asserts that, by authorizing those transactions, the individual defendants breached their fiduciary duties to the Company, abused their ability to control and influence the Company, and engaged in gross mismanagement of the Company’s business and assets. In addition, the complaint claims that the individual defendants are liable to the Company for misleading its investors and financiers. The complaint claims that the individual defendants were unjustly enriched by receiving compensation while the Company’s stock price was allegedly artificially inflated; that Ms. Powers, Toucan, and Cognate are “controlling” stockholders of the Company who breached their fiduciary duties to minority stockholders; that Ms. Powers, Toucan, and Cognate, benefited from these transactions due to their alleged “control”; that the alleged overpayments unjustly enriched Ms. Powers, Toucan, and Cognate; and that Toucan and Cognate aided and abetted the individual defendants in breaching their fiduciary duties. The complaint seeks the award of unspecified damages to the Company; an order from the court directing the Company to reform its corporate governance and internal procedures; and equitable remedies, including restitution and disgorgement from defendants. The plaintiff also seeks the costs and disbursements associated with bringing suit, including attorneys’ fees, costs, and expenses. The parties are currently engaged in settlement negotiations, and the plaintiff has filed an unopposed motion to stay the deadlines in the case pending the court’s review of an anticipated motion for preliminary settlement approval.

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

U.S. Securities and Exchange Commission

As previously reported,  the Company has received a number formal information requests (subpoenas) from the SEC regarding several broad topics that have been previously disclosed, including the Company’s membership on Nasdaq and delisting, related party matters, the Company’s programs, internal controls and the Company’s Special Litigation Committee. Testimony of certain officers and third parties has been taken as well. The Company is cooperating with the SEC investigation and is hopeful that it is reaching its final stages. Unfortunately, the investigation has been costly for the Company, both in terms of professional fees and in distraction of management from operation of the Company and its programs.

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

Chardan Capital Markets v. Northwest Biotherapeutics, Inc.

On June 22, 2017, Chardan Capital Markets, LLC filed a lawsuit against the Company in the United District Court for the Southern District of New York, captioned Chardan Capital Markets v. Northwest Biotherapeutics, Inc., 1:17-cv-04727-PKC.  Chardan alleges that it provided capital placement agent services to the Company in December 2016 under a contract and that it has not been fully compensated for those services.  Chardan further alleges that it provided additional services to the Company in March 2017 in anticipation of entering into contract and that it received no compensation.  The complaint asserts claims for breach of contract and unjust enrichment, and purports to seek “at least” $1 million, interest, and attorneys’ fees and costs.  On August 14, 2017, Chardan filed a notice of motion for default judgment in the amount of $446,000, plus prejudgment interest.  The Company intends to vigorously defend the case.

Item 1A. Risk Factors

See risk factors described in our most recent Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 5, 2017, the Company exchanged approximately $453,000 principal amount and $5,000 accrued interest of certain notes held by an unaffiliated investor for 3,300,000 shares of its common stock at a price of $0.14 per share and issued to such investors 2,475,000 Class D warrants with exercise price of $0.175 per share for a period of 2 years. The fair value of common stock and warrant liability as of the conversion date was approximately $0.6 million and $0.3 million, respectively.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1	Promissory note, dated April 19, 2017, between Northwest Biotherapeutics, Inc. and the investor named therein*

10.2	Securities Exchange Agreement, dated May 31, 2017, between Northwest Biotherapeutics, Inc. and the investor named therein (as filed with SEC as Exhibit 10.1 to Form 8-K dated May 31, 2017)

10.3	Second Supplemental Indenture, dated June 7, 2017, between Northwest Biotherapeutics, Inc. and The Bank of New York Mellon, as trustee (as filed with SEC as Exhibit 10.1 to Form 8-K dated June 7, 2017)

10.4	Securities Exchange Agreement, dated June 21, 2017, between Northwest Biotherapeutics, Inc. and the investor named therein (as filed with the SEC as Exhibit 10.1 to Form 8-K dated June 27, 2017)

10.5	Note Purchase Agreement, dated June 21, 2017, between Northwest Biotherapeutics, Inc. and the investor named therein (as filed with the SEC as Exhibit 10.2 to Form 8-K dated June 27, 2017)

31.1	Certification of President (Principal Executive Officer and Principal Financial and Accounting Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of President, Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

*	Filed herewith

**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC

Dated: August 21, 2017	By:	/s/ Linda F. Powers
		Name:	Linda F. Powers

		Title:	President and Chief Executive Officer
Principal Executive Officer
Principal Financial and Accounting Officer

