Form 10-Q
period 2017-09-30
NORTHWEST BIOTHERAPEUTICS INC
filed 2017-11-20
CIK 1072379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.         ☐

As of November 20, 2017, the total number of shares of common stock, par value $0.001 per share, outstanding was 315,858,713.

NORTHWEST BIOTHERAPEUTICS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$1,051	$6,186
Restricted cash - interest payments held in escrow	-	685
Prepaid expenses and other current assets	1,077	1,013
Total current assets	2,128	7,884

Non-current assets:
Property, plant and equipment, net	188	315
Construction in progress (property in the United Kingdom)	47,322	44,559
Other assets	110	148
Total non-current assets	47,620	45,022

Total assets	$49,748	$52,906

COMMITMENTS AND CONTINGENCIES

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$17,032	$13,239
Accounts payable and accrued expenses to related parties	27,916	23,393
Convertible notes, net	135	10,960
Notes payable, net	5,294	2,450
Notes payable to related party	1,471	310
Share settled debt, at fair value (in default)	4,013	5,200
Shares payable	2,550	-
Environmental remediation liability	6,200	6,200
Warrant liability	11,883	4,862
Mortgage loan, net	4,640	9,791
Total current liabilities	81,134	76,405

Non-current liabilities:
Note payable, net of current portion, net	-	3,000
Convertible notes payable, net of current portion, net	5,072	-
Mortgage loan, net of current portion, net	6,375	-
Total non-current liabilities	11,447	3,000

Total liabilities	92,581	79,405

Commitments and Contingencies

Stockholders' equity (deficit):
Preferred stock ($0.001 par value); 40,000,000 shares authorized; 0 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	-	-
Common stock ($0.001 par value); 450,000,000 shares authorized; 309,675,000 and 157,028,000 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	309	157
Additional paid-in capital	718,831	686,972
Accumulated deficit	(761,620)	(715,476)
Accumulated other comprehensive (loss) gain	(353)	1,848
Total stockholders' equity (deficit)	(42,833)	(26,499)
Total liabilities and stockholders' equity (deficit)	$49,748	$52,906

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Research and other	$148	$159	$304	$552
Total revenues	148	159	304	552
Operating costs and expenses:
Research and development	9,721	21,094	20,222	43,247
General and administrative	2,965	2,668	9,254	7,929
Legal expenses	1,595	1,913	7,530	7,394
Total operating costs and expenses	14,281	25,675	37,006	58,570
Loss from operations	(14,133)	(25,516)	(36,702)	(58,018)
Other income (expense):
Inducement loss	(2,297)	(1,457)	(2,297)	(1,457)
Change in fair value of derivative liabilities	(4,933)	(217)	2,963	17,238
Net loss from extinguishment of debt	(1,975)	(433)	(10,517)	(433)
Interest expense	(1,193)	(691)	(3,695)	(2,138)
Foreign currency transaction gain (loss)	1,260	(913)	4,104	(4,700)
Net loss	$(23,271)	$(29,227)	$(46,144)	$(49,508)
Deemed dividend related to warrant modification	-	(3,007)	-	(5,647)
Net loss applicable to common stockholders	$(23,271)	$(32,234)	$(46,144)	$(55,155)

Net loss per share applicable to common stockholders - basic and diluted	$(0.08)	$(0.28)	$(0.21)	$(0.52)
Weighted average shares used in computing basic and diluted loss per share	281,486	114,836	217,587	105,501

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss	$(23,271)	$(29,227)	$(46,144)	$(49,508)
Other comprehensive gain (loss)
Foreign currency translation adjustment	(561)	626	(2,201)	1,126
Total comprehensive loss	$(23,832)	$(28,601)	$(48,345)	$(48,382)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Cumulative Translation	Total Stockholders'
	Shares	Par value	Capital	Deficit	Adjustment	Equity (Deficit)
Balance at January 1, 2017	157,027	$157	$686,972	$(715,476)	$1,848	$(26,499)
Issuance of common stock and warrants for cash in a registered direct offering (net of $7.0 million warrant liability)	28,979	29	2,511	-	-	2,540
Offering cost related to registered direct offering	-	-	(856)	-	-	(856)
Issuance of common stock and warrants for cash in private offering (net of $1.0 million warrant liability)	9,010	9	605	-	-	614
Warrants exercised for cash	23,527	23	2,782	-	-	2,805
Reclassification of warrant liabilities related to warrants exercised for cash	-	-	2,117	-	-	2,117
Cashless warrants exercise	6,940	7	(7)	-	-	-
Reclassification of warrant liabilities related to cashless warrants exercise	-	-	3,054	-	-	3,054
Conversion of share settled debt into common stock	7,000	7	1,180	-	-	1,187
Issuance of common stock and warrants for conversion of debt and accrued interest	68,789	69	13,948	-	-	14,017
Common stock issued for extinguishment of 2014 senior convertible notes	7,090	7	2,047	-	-	2,054
Forgiveness of certain payables to Cognate BioServices, Inc.	-	-	3,750	-	-	3,750
Stock-based compensation	1,313	1	728	-	-	729
Net loss	-	-	-	(46,144)	-	(46,144)
Cumulative translation adjustment	-	-	-	-	(2,201)	(2,201)
Balance at September 30, 2017	309,675	$309	$718,831	$(761,620)	$(353)	$(42,833)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the nine months ended
	September 30,
	2017	2016
Cash Flows from Operating Activities:
Net Loss	$(46,144)	$(49,508)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	141	135
Amortization of debt discount	1,158	639
Debt premium	407	-
Change in fair value of derivatives	(2,963)	(17,238)
Inducement loss	2,297	1,457
Loss from extinguishment of debt	10,067	433
Stock-based compensation	729	98
Stock issued to Cognate BioServices under Cognate Agreements	-	13,654
Subtotal of non-cash charges	11,836	(822)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(72)	617
Other non-current assets	38	70
Accounts payable and accrued expenses	4,368	1,697
Related party accounts payable and accrued expenses	8,273	6,391
Net cash used in operating activities	(21,701)	(41,555)
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(14)	(4,770)
Refund of VAT related to UK construction	220	-
Net cash used in investing activities	206	(4,770)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock and warrants in a registered direct offering	9,509	13,700
Offering cost related to registered direct offering	(856)	(1,077)
Proceeds from issuance of common stock and warrants in private offering	1,616	926
Proceeds from private offering (shares payable)	2,550	-
Proceeds from exercise of warrants	2,805	8,066
Offering cost related to warrants exercise	-	(795)
Proceeds from issuance of notes payable, net	4,864	-
Proceeds from issuance of notes payable to related party	2,805	-
Repayment of notes payable to related parties	(1,644)	-
Proceeds from issuance of convertible notes payable, net	1,604	-
Repayment of convertible notes payable	(3,258)	-
Net cash provided by financing activities	19,995	20,820
Effect of exchange rate changes on cash and cash equivalents	(4,320)	3,944
Net decrease in cash, cash equivalents and restricted cash	(5,820)	(21,561)

Cash, cash equivalents and restricted cash, beginning of the period	6,871	23,048
Cash, cash equivalents and restricted cash, end of the period	$1,051	$1,487

Supplemental disclosure of cash flow information
Interest payments on mortgage loan	$(969)	$(1,497)
Interest payments on senior convertible note	$(485)	$(275)
Interest payments on notes payable to related party	$(47)	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Continued)

(in thousands)

	For the nine months ended
	September 30,
	2017	2016
Supplemental schedule of non-cash investing and financing activities:
Conversion of share settled debt into common stock	$1,187	$-
Issuance of common stock and warrants for conversion of debt and accrued interest	$10,975	$-
Exchange 2014 Senior Convertible Notes and accrued interest for secured convertible note	$5,175	$-
Reclassification of warrant liabilities related to warrants exercised for cash	$2,117	$825
Reclassification of warrant liabilities related to cashless warrants	$3,054	$-
Cashless warrants exercise	$7	$-
Issuance of warrants in conjunction with note payable	$139	$-
Forgiveness of certain payables from Cognate BioServices, Inc.	$3,750	$-
Embedded conversion features with issuance of secured convertible notes	$1,826	$-
Accrued renewal fee incurred from mortgage loan	$218	$211
Deemed dividend related to modification of warrant	$-	$5,647
Return of common stock and warrants from Cognate	$-	$8
Extinguishment of shares payable related to Cognate	$-	$22,539
Extinguishment of derivative liabilities related to Cognate	$-	$10,131
Issuance of common stock for accounts payable conversion	$-	$28
Issuance of common stock for debt conversion	$-	$934
Issuance of common stock for conversion of accrued interest	$-	$66

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

Cognate BioServices, Inc. (“Cognate BioServices”), which is a company related by common ownership (Note 9), provides the Company with mission critical contract manufacturing services, research and development services, distribution and logistics, and related services, in compliance with the Company’s specifications and the applicable regulatory requirements for clinical grade cellular products. The Company and Cognate BioServices are currently parties to a series of contracts providing for these services as more fully described below. The Company is dependent on Cognate BioServices to provide the manufacturing services, and any interruption of such services could potentially have a material adverse effect on the Company’s ability to proceed with its clinical trials. Cognate BioServices’ manufacturing facility for clinical-grade cellular products is located in Memphis, Tennessee. In addition, a Cognate affiliate in the UK (which was formerly part of Cognate BioServices, and is now known as Advent BioServices) is preparing for production of DCVax-L products there. The Company and Advent are in the process of developing contract arrangements for manufacturing and related services for the U.K. and Europe.

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

2. Liquidity, Financial Condition and Management Plans

During the nine months ended September 30, 2017 and 2016, the Company used approximately $21.7 million and $41.6 million of cash in its operating activities, respectively. The expenditures in 2017 have included substantial payments for expenses previously incurred in connection with the Phase III clinical trial of DCVax-L.

During the nine months ended September 30, 2017, the Company raised approximately $24.9 million in equity and debt securities to fund its operations, and raised an additional $5 million from a third party who retired the 2014 Notes on the Company’s behalf (see Note 7 for further details). As expected for a company that is pre-revenue, the Company incurred a net loss of $23.3 million and $46.1 million for the three and nine months ended September 30, 2017, respectively. The Company had current assets of $2.1 million and a working capital deficit of approximately $79 million at September 30, 2017. The Company owed an aggregate of $27.8 million of trade liabilities to certain related parties as of September 30, 2017 (after waiver by such related parties of $3.75 million related to certain payables, which was owed to them by the Company), based on invoicing to date while the Company and Cognate were negotiating an overall settlement of amounts owed for 2016 and 2017. Subsequent to September 30, 2017, the parties reached an agreement in principle for settlement of the overall amounts due, which the reduced the amounts that would otherwise have been owed under the contracts between the parties. The parties are now in the process of drafting and executing the agreement.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of September 30, 2017, condensed consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016, condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2017 and 2016, condensed consolidated statement of stockholders’ equity (deficit) for the nine months ended September 30, 2017, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017 or for any future interim period. The condensed consolidated balance sheet at December 31, 2016 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2016, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on April 17, 2017.

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

Environmental Remediation Liabilities

The Company records environmental remediation liabilities for properties acquired. The environmental remediation liabilities are initially recorded at fair value. The liability is reduced for actual costs incurred in connection with the clean-up activities for each property. Upon completion of the clean-up, the environmental remediation liability is adjusted to equal the fair value of the remaining operation, maintenance and monitoring activities to be performed for the property. The amount of the additional liability resulting from the completion of the clean-up, if any, would be included in other income (expense). As of September 30, 2017, the Company estimated that the total environmental remediation costs associated with the purchase of the UK Facility will be approximately $6.2 million. This is a projected potential future cost. No such environmental costs have been incurred to date and none are in the upcoming twelve months or on a long-term basis. Contamination clean-up costs that improve the property from its original acquisition state will be capitalized as part of the property’s overall development costs. The Company engaged a third-party specialist to conduct certain surveys of the condition of the property which included, among other things, a preliminary analysis of potential environmental remediation exposures. The Company determined, based on information contained in the specialist’s report, that it would be required to estimate the fair value of an unconditional obligation to remediate specific ground contamination at an estimated fair value of approximately $6.2 million. The Company computed the fair value of this obligation using a probability weighted approach that measures the likelihood of the following two potential outcomes: (i) a higher probability requirement of erecting a protective barrier around the affected area at an estimated cost of approximately $4.5 million, and (ii) a lower probability requirement of having to excavate the affected area at an estimated cost of approximately $32.0 million. The Company’s estimate is preliminary and therefore subject to change as further studies are conducted, and as additional facts come to the Company’s attention. Environmental remediation efforts are complex, technical and subject to various uncertainties. Accordingly, it is at least reasonably possible that any changes in the Company’s estimate could materially differ from the management’s preliminary assessment discussed herein.

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

Adoption of Recent Accounting Pronouncements

Compensation-Stock Compensation

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. Under ASU No. 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU No. 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU No. 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU No. 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with a fair value up to the amount of taxes owed using the maximum statutory tax rate in the employee’s applicable jurisdiction(s). ASU No. 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current U.S. GAAP, it was not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. These aspects of ASU 2016-09 are effective for reporting periods beginning after December 15, 2016, with early adoption permitted provided that all of the guidance is adopted in the same period. The Company’s adoption of ASU No. 2016-09 on January 1, 2017 did not have a material impact on its condensed consolidated financial statements and related disclosures. In accordance with the adoption of ASU No. 2016-09, the Company will record forfeitures, if any, when such forfeitures occur.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Recent Issued Accounting Pronouncements

Compensation-Stock Compensation

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. It is effective prospectively for the annual period ending December 31, 2018 and interim periods within that annual period. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on the condensed consolidated financial statements and disclosures, but does not expect it to have a significant impact.

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

4. Fair Value Measurements

Derivative Warrants Granted in 2017

During the nine months ended September 30, 2017, the Company issued approximately 192 million warrants (the “Warrants”) to multiple investors (the “Holders”). Since the Company’s adoption of a sequencing policy (see Note 3), the warrants were classified as liabilities and measured at fair value on the grant date, with changes in fair value recognized as other income on the statements of operations and disclosed in the financial statements.

A summary of weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring warrants granted during the nine months ended September 30, 2017 is as follows:

	2017 Warrants Granted Associated with
	Public and Private	Debt		Modification of
	Offering	Conversion	Issuance of Debt	Warrant Liabilities
Strike price	$0.47	$0.44	$0.19	$0.27
Contractual term (years)	2.4	2.6	2.0	5.0
Volatility (annual)	107%	107%	113%	99%
Risk-free rate	1%	1%	1%	2%
Dividend yield (per share)	0%	0%	0%	0%

Embedded Conversion Features

A summary of weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring embedded conversion features at inception for convertible notes issued during the nine months ended September 30, 2017 is as follows:

Conversion price	$0.41
Contractual term (years)	1.92
Volatility (annual)	97%
Risk-free rate	1%
Dividend yield (per share)	0%

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of September 30, 2017 and December 31, 2016 (in thousands):

	Fair value measured at September 30, 2017
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	September 30, 2017	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$11,883	$-	$-	$11,883
Embedded conversion feature	1,794	-	-	1,794
Share-settled debt (in default)	4,013	-	-	4,013
Total fair value	$17,690	$-	$-	$17,690

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

	Fair value measured at December 31, 2016
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$4,862	$-	$-	$4,862
Share-settled debt (in default)	5,200	-	-	5,200
Total fair value	$10,062	$-	$-	$10,062

There were no transfers between Level 1, 2 or 3 during the nine-month period ended September 30, 2017.

The following table presents changes in Level 3 liabilities measured at fair value for the nine-month period ended September 30, 2017. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

		Embedded	Share-settled
	Warrant	Conversion	Debt
	Liability	Feature	(in Default)	Total
Balance – January 1, 2017	$4,862	$-	$5,200	$10,062
Warrants granted related to:
Public and privated offering	7,971	-	-	7,971
Debt conversion	7,544	-	-	7,544
Issuance of debt	139	-	-	139
Modification of warrant liabilities	2,297	-	-	2,297
	17,951	-	-	17,951
Issuance of convertible notes	-	4,262	-	4,262
Extinguishment of embedded derivative liabilities related to debt conversion	-	(5,264)	-	(5,264)
Extinguishment of warrant liabilities related to warrants exercised for cash	(2,117)	-	-	(2,117)
Extinguishment of warrant liabilities related to cashless warrants exercise	(3,054)	-	-	(3,054)
Conversion of share-settled debt	-	-	(1,187)	(1,187)
Change in fair value	(5,759)	2,796	-	(2,963)
Balance – September 30, 2017	$11,883	$1,794	$4,013	$17,690

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities and embedded conversion feature that are categorized within Level 3 of the fair value hierarchy as of September 30, 2017 and December 31, 2016 is as follows:

	As of September 30, 2017		As of December 31, 2016
	Warrant	Embedded	Warrant
	Liability	Conversion Feature	Liability
Strike price	$0.40	$0.50	$0.60
Contractual term (years)	3.6	2.73	4.7
Volatility (annual)	99%	99%	98%
Risk-free rate	2%	2%	2%
Dividend yield (per share)	0%	0%	0%

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

5. Property & Equipment and Construction in Progress

Property and equipment consist of the following at September 30, 2017 and December 31, 2016 (in thousands):

	September 30,	December 31,
	2017	2016
Leasehold improvements	$69	$69
Office furniture and equipment	25	25
Computer equipment and software	640	626
	734	720
Less: accumulated depreciation	(546)	(405)
Total property, plant and equipment, net	188	315
Construction in progress (property in the United Kingdom)*	47,322	44,559
	$47,510	$44,874

* Construction in progress includes both the land acquisition costs and the building costs.

Depreciation expense was approximately $41,000 and $55,000 for the three months ended September 30, 2017 and 2016. Depreciation expenses were approximately $141,000 and $135,000 for the nine months ended September 30, 2017 and 2016.

6. Stock-based Compensation

On June 13, 2017, the Company granted options (the “Options”) to acquire shares of the Company’s common stock (the “Shares”) to Dr. Marnix Bosch, the Chief Technical Officer of the Company, and Dr. Alton Boynton, the Chief Scientific Officer of the Company. The Options were granted pursuant to the Second Amended and Restated Northwest Biotherapeutics, Inc. 2007 Stock Plan (the “Equity Plan”). The Equity Plan provided for awards of various types of equity securities (including common stock, restricted stock units, options and/or other derivative securities) to employees and directors of the Company.

Dr. Bosch received Options exercisable for approximately 7.9 million Shares and Dr. Boynton received Options exercisable for approximately 3.4 million Shares. The Options are exercisable at a price of $0.25 per share, and have a 5-year exercise period. The Options granted to Dr. Bosch and Dr. Boynton are subject to vesting requirements. 50% of the Options vested on the grant date, and 50% will vest over a 24-month period in equal monthly installments, provided that the recipient continues to be employed by the Company. The unvested portions of the Options are subject to accelerated vesting upon (i) a change of effective control of the Company, (ii) the filing of the first Biologics License Application or other application for product approval in any jurisdiction, (iii) completion of any randomized clinical trial that meets its endpoint(s) (Phase II or Phase III), (iv) decision by the Board, in its discretion or (v) the death of the recipient.

The following table summarizes stock option activities for the Company’s option plans for the nine months ended September 30, 2017 (amount in thousands, except per share number):

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding as of December 31, 2016	1,551	$10.56	$-	1.9
Granted	11,343	0.25	-	4.7
Forfeited/expired	(238)	9.90	-	-
Outstanding as of September 30, 2017	12,656	$1.32	-	4.3
Options vested and exercisable	7,255	$1.49	$-	4.2

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The following assumptions were used to compute the fair value of stock options granted during the nine months ended September 30, 2017:

For the Nine Months
Ended
September 30, 2017
Exercise price	$0.25
Expected term (years)	2.8
Expected stock price volatility	96%
Risk-free rate of interest	2%
Dividend yield (per share)	0%

The weighted average grant date fair value was approximately $0.7 million and the unrecognized compensation cost was approximately $0.2 million as of September 30, 2017, and will be recognized over the next 1.8 years.

The Company recorded stock based compensation expense of approximately $0.4 million and $0.5 million, which was included as part of research and development expenses for the three and nine months ended September 30, 2017, respectively.

7. Outstanding Debt

The following table summarizes outstanding debt as of September 30, 2017 and December 31, 2016, respectively (amount in thousands, except per share data):

		Stated			Remaining	Fair Value of
		Interest	Conversion		Debt	Embedded	Carrying
	Maturity Date	Rate	Price	Face Value	Discount	Conversion Option	Value
Short term convertible notes payable
6% unsecured (1)	Due	6%	$3.09	$135	$-	$-	$135
10% unsecured (2)	In Default	10%	$0.16	-	-	-	-
				135	-	-	135
Short term notes payable
8% unsecured (3)	12/5/17 and In Default	8% and 15%	N/A	2,310	(55)	-	2,255
8% unsecured (4)	6/30/2018	8%	N/A	2,206	(144)	-	2,062
10% unsecured (5)	On Demand	Various	N/A	650	-	-	650
12% unsecured (6)	On Demand	12%	N/A	440	(113)	-	327
				5,606	(312)	-	5,294
Short term notes payable - related parties
10% unsecured - Related Parties (7)	On Demand	10%	N/A	1,421	-	-	1,421
12% unsecured - Related Parties (7)	On Demand	12%	N/A	50	-	-	50
				1,471	-	-	1,471

Share-settled debt, at fair value (8)	In Default	18%	$0.16	4,013	-	-	4,013

Short term mortgage loan (9)	8/13/2018	12%	N/A	4,831	(191)	-	4,640
Long term mortgage loan	11/16/2018	12%	N/A	6,412	(37)	-	6,375
				11,243	(228)	-	11,015

Long term convertible notes payable
12% secured convertible notes (10)	6/21/2020	12%	$0.50	5,350	(2,072)	1,794	5,072

Ending balance as of September 30, 2017				$27,818	$(2,612)	$1,794	$27,000

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

		Stated			Remaining
		Interest	Conversion		Debt	Carrying
	Maturity Date	Rate	Price	Face Value	Discount	Value
Short term convertible notes payable
6% unsecured (1)	Due	6%	$3.09	$135	$-	$135
5% 2014 Senior convertible notes (11)	8/15/2017	5%	$6.60	11,000	(175)	10,825
				11,135	(175)	10,960
Short term notes payable
10% unsecured (2)	11/4/2017	10%	N/A	2,450	-	2,450

Short term notes payable - related parties
10% unsecured - Related Parties	On Demand	10%	N/A	50	-	50
12% unsecured - Related Parties	On Demand	12%	N/A	260	-	260
				310	-	310

Share-settled debt, at fair value (9)	In Default	18%	$0.35	5,200	-	5,200

Mortgage loan (10)	11/16/17 & 8/13/17	12%	N/A	10,156	(365)	9,791

Long term note payable
8% unsecured note (5)	6/30/2018	8%	N/A	3,310	(310)	3,000

Ending balance as of December 31, 2016				$32,561	$(850)	$31,711

(1)	This $135,000 note as of September 30, 2017 and December 31, 2016 consists of two separate 6% notes in the amounts of $110,000 and $25,000. In regard to the $110,000 note due in 2011, the Company has made ongoing attempts to locate the creditor to repay or convert this note, but has been unable to locate the creditor to date. In regard to the $25,000 note due in 2011, during the year ended December 31, 2013, the holder has elected to convert these notes into equity, the Company has delivered the applicable conversion documents to the holder, and the Company is waiting for the holder to execute and return the documents.

(2)

On November 4, 2016, the Company entered into three promissory notes agreements (“the November 2016 Notes”) with an individual investor (“the Holder”) for an aggregate amount of $2.45 million. The Notes bore interest at the rate of 10% with 1 year term.

On March 3, 2017, the Company entered into a series of promissory notes (the “March 2017 Notes”) with unrelated third parties in the original principal amount of $1,450,000 with an original issuance discount of 3% for aggregate net proceeds of $1.4 million with no stated interest rate.

On April 12, 2017, the Company made a repayment of $258,000 to one of the March 2017 Notes holders.

During the nine months period ended September 30, 2017, the Company entered into multiple amendments (the “Amendment”) to the November 2016 Notes and March 2017 Notes. The Company recorded an approximate $2.4 million debt extinguishment loss from the Amendment. The Company also recorded approximately $407,000 additional debt premium pursuant to the Amendment.

During the nine months period ended September 30, 2017, the Company induced the holders of the November 2016 Notes and March 2017 Notes to convert approximately $4.2 million of principal, debt premium and accrued interest into approximately 24.7 million shares of common stock at a fair value of approximately $5.8 million, and approximately 43.8 million warrants with weighted average exercise price of $0.53, at fair value of approximately $4.6 million using Black-Scholes model. The Company also reversed approximately $5.2 million of embedded conversion features as of the conversion date, which was recorded as gain from debt extinguishment.

Overall, the Company recorded approximately $1.0 million net debt extinguishment loss from this conversion.

(3)	On March 3, 2017 and June 5, 2017, the Company entered into two promissory notes agreement (the “Notes”) with the same investor for an aggregate principal amount of $2,310,000. The Notes bore interest at 8% per annum with a 6 month term. One of the Notes became in default as of September 3, 2017. The Notes carry an original issue discount of $300,000 and $10,000 legal cost that was reimbursable to the investor. The remaining unamortized debt discount related the Notes was approximately $55,000 as of September 30, 2017.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(4)

On December 30, 2016, the Company entered into a note purchase agreement (the “Note”) with an individual investor for an aggregate principal amount of $3.3 million. The Note bore interest at 8% per annum with 18 months term. The Note carries an original issue discount of $300,000 and $10,000 legal cost that was reimbursable to the investor.

During the nine months ended September 30, 2017, the Company entered into multiple exchange agreement with the Note holder to convert approximately $1.1 million principal and $0.2 million accrued interest into approximately 8.8 million shares of common stock at fair value of $1.7 million. The Company recorded approximately $408,000 debt extinguishment loss from this conversion.

(5)

During the nine months ended September 30, 2017, the Company entered multiple promissory note agreement (the “Notes”) with certain investors for an aggregate principal amount of $2.4 million. The Notes bore interest at either 0%, 10% or 12% per annum, and were payable upon demand.

During the nine months ended September 30, 2017, the Company induced the holders to convert approximately $1.8 million principal and accrued interest of the Notes into approximately 10.6 million shares of common stock at fair value of approximately $1.9 million.

In addition, the Company issued approximately 12.5 million warrants with an exercise price of $0.49 and a fair value of approximately $0.9 million.

The Company recorded debt extinguishment of approximately $1.1 million for the nine month period ended September 30, 2017.

(6)	During the nine months ended September 30, 2017, the Company entered two promissory note agreements (the “Notes”) with the same investor for an aggregate principal amount of $440,000. The Notes bore interest at 12% per annum, and is payable upon demand. The Company also issued approximately 1.2 million warrants with a weighted average strike price of $0.19 in conjunction the Note. The Company recorded $139,000 debt discount at the issuance date, which is the fair value of the warrants.

(7)	Related Party Notes

Goldman Notes

During the nine months ended September 30, 2017, Leslie J. Goldman, an officer of the Company, loaned the Company an aggregate amount of $1,334,000 pursuant to certain Demand Promissory Note Agreements (the “Goldman Notes”). $470,000 of the Goldman Notes bore interest at the rate of 12% per annum, and $864,000 of the Goldman Notes bore interest at the rate of 10% per annum.

During the nine months ended September 30, 2017, the Company made an aggregate principal payment of $955,000 to settle some of Mr. Goldman’s outstanding demand notes, and an aggregate of $47,000 interest payment associated with these demand notes. Such payment included repayment of $350,000 outstanding debt incurred during the year ended December 31, 2016.

The outstanding principal amount for Goldman Notes was $689,000 as of September 30, 2017.

Toucan Notes

During the nine months ended September 30, 2017, Toucan Capital Fund III loaned the Company an aggregate amount of $1,170,000 pursuant to multiple Demand Promissory Notes (the “Toucan Notes”). The Toucan Notes bear interest at 10% per annum, and are payable upon demand, with 7 days’ prior written notice to the Company.

During the nine months ended September 30, 2017, the Company repaid approximately $688,000 of the Toucan Notes.

The outstanding principal amount for Toucan Notes was $482,000 as of September 30, 2017.

Board of Directors Notes

During the nine months ended September 30, 2017, Jerry Jasinowski, Robert Farmer and Cofer Black, members of the Company’s Board of Directors, loaned the Company an aggregate amount of $300,000 pursuant to multiple Demand Promissory Notes (the “Notes”). The Notes bear interest at 10% per annum, and are payable upon demand, with 7 days’ prior written notice to the Company.

(8)	During the nine months ended September 30, 2017, the holder of the Company’s share-settled debt converted approximately $1.2 million of outstanding share-settled debt.
(9)	The mortgage loan was originally due in August 2017 and has been renewed for additional one year until August 17, 2018. The Company recorded a $218,000 renewal fee.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The mortgage loan was originally due in November 2017 and has been renewed for an additional one year until November 16, 2018.

(10)	2014 Senior Convertible Notes

Due to the Nasdaq delisting on December 19, 2016, the term of the 2014 Convertible Senior Notes (the “2014 Notes”) Indenture required the Company to offer to repurchase the entire principal and all remaining interest through the Notes’ original maturity date. The debt holders (the “Holders”) accepted the offer, and the Company was required to repurchase the entire 2014 Notes on March 10, 2017.

The full repurchase of $11 million of 2014 Notes, as well as $660,000 of interest payments and cash and stock forbearance payments were completed during the nine months ended September 30, 2017, through a series of transactions.

During the nine months ended September 30, 2017, the Company entered into multiple agreements to extend the date for payment of the 2014 Notes to June 20, 2017. As an additional consideration to the Holders to delay the 2014 Notes repayment, the Company issued the Holders an aggregate 7.1 million common stock. The total forbearance charge of $2.6 million was recorded as a debt extinguishment loss and was based upon the fair value of the common stock of $2.1 million on the grant date and cash payments of $0.5 million.

During the nine months ended September 30, 2017, the Company repaid in cash $3.0 million of principal of the 2014 Notes, and repaid an additional $3.0 million of principal in common stock and warrants, and $5 million of principal of the 2014 Notes was repurchased by the investor pursuant to an Exchange Agreement and Note Agreement, as described below.

2017 Secured Convertible Notes

On June 21, 2017, an unaffiliated investor (the “Investor”) agreed to purchase $5.0 million of the 2014 Notes from the Holders, pursuant to a Purchase Agreement (the “Purchase Agreement”).

Also on June 21, 2017, the Company and the Investor entered into an Exchange Agreement (the “Exchange Agreement”) pursuant to which the Investor agreed to exchange its $5.0 million of the 2014 Note for new convertible notes (the “2017 Notes”) with an aggregate principal amount of approximately $5.6 million, inclusive of original issue discount of approximately 9%. The Company and the Investor also entered another secured convertible note with an aggregate principal amount of approximately $355,000, inclusive of original issue discount of approximately 9%, for $204,000 in cash. Total debt outstanding as of September 30, 2017 was $5.4 million under the 2017 Secured Convertible Notes.

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

On August 4, 2017, the Company induced the holder to convert $650,000 principal of the 2017 Notes into approximately 3.3 million shares of common stock at fair value of $0.24. In addition, the Company also issued approximately 1.6 million warrants with an exercise price of $0.23 and 1.6 million warrants with an exercise price of $0.30. The aggregate fair value of these 3.2 million warrants was approximately $0.4 million using a Black-Scholes model. The Company also reversed approximately $108,000 of embedded derivative liabilities and a $256,000 unamortized debt discount associated with the 2017 Notes. The Company recorded approximately $668,000 debt extinguishment loss from this conversion.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The following table summarizes total interest expenses related to senior convertible notes, other notes and mortgage loan for the three and nine months ended September 30, 2017 and 2016, respectively (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest expenses related to 2014 Senior convertible notes:
Contractual interest	$-	$139	$424	$413
Amortization of debt issuance costs	-	71	175	211
Total interest expenses related to senior convertible notes	-	210	599	624
Interest expenses related to other notes:
Contractual interest	354	38	743	114
Additional debt premium	59	-	407	-
Amortization of debt discount	345	-	615	-
Total interest expenses related to other notes	758	38	1,765	114
Interest expenses related to mortgage loan:
Contractual interest	304	305	953	970
Amortization of debt issuance costs	126	136	368	428
Total interest expenses on the mortgage loan	430	441	1,321	1,398
Other interest expenses	5	2	10	2
Total interest expense	$1,193	$691	$3,695	$2,138

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

The following securities were not included in the diluted net loss per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the nine months ended
	September 30,
	2017	2016
Common stock options	12,656	1,551
Common stock warrants - equity treatment	37,499	38,990
Common stock warrants - liability treatment	141,468	1,316
Share-settled debt and accrued interest, at fair value	23,406	-
Convertible notes and accrued interest	15,293	1,744
Potentially dilutive securities	230,322	43,601

9. Related Party Transactions

Cognate BioServices, Inc.

Cognate Expenses and Accounts Payable

At September 30, 2017 and December 31, 2016, the Company owed Cognate $27.8 million (after waiver of $3.75 million by Cognate as described below) and $23.4 million, respectively, for unpaid invoices for manufacturing and related services, based on Cognate invoicing to date. The Company and Cognate have been negotiating an overall settlement for amounts owed to Cognate for 2016 and 2017, to reduce the amounts otherwise due under the contracts, and subsequent to September 30, 2017 reached an agreement in principle. The parties are now in the process of drafting and executing the agreement.

During the nine months ended September 30, 2017, Cognate waived its right to receive payment of $3.75 million in connection with certain payables, which was owed to Cognate by the Company as of December 31, 2016 and March 31, 2017. Following this waiver, the Company owed Cognate $27.8 million for unpaid invoices as of September 30, 2017.

Overall, for the three months ended September 30, 2017 and 2016, the Company incurred research and development costs related to Cognate BioServices of $7.8 million and $18.2 million, respectively, relating to the DCVax-L and DCVax-Direct programs, product and process development work and preparations for upcoming Phase II trials.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Overall, for the nine months ended September 30, 2017 and 2016, the Company incurred research and development costs related to Cognate BioServices of approximately $13.0 million and $34.8 million, respectively, relating to the DCVax-L and DCVax-Direct programs, product and process development work and preparations for upcoming Phase II trials, based on Cognate invoicing to date.  The substantial reduction in costs related to Cognate BioServices relates in part to reduction in clinical trial related activity, in part to an arrangement being tested under which the Company would no longer have capacity dedicated to its programs and instead would have to arrange for advance scheduling in regard to each patient individually, and in part to negotiations that were under way between the Company and Cognate for an overall settlement for amounts owed to Cognate for 2016 and 2017. While the negotiations were under way and pending a final determination of amounts, for the first two quarters of this year only, Cognate invoiced a reduced portion of the contract amounts. Subsequent to September 30, 2017, the parties reached an agreement in principle for settlement of the overall amounts due from the Company to Cognate for 2017. The parties are now in the process of drafting and executing the agreement.

Cognate Organization

Pursuant to an institutional financing of Cognate in October 2016, Cognate’s operations outside the US were separated from its operations in the US. The operations outside the US include Cognate BioServices GmbH in Germany, Advent BioServices, Ltd (formerly called Cognate BioServices Ltd.) in the UK, and Cognate Israel in Israel. As a result of the separation, the Cognate affiliates outside the US are now owned by Toucan Capital Fund III, as is Cognate US. The Cognate affiliates in Germany and Israel are in the process of being wound down, and manufacturing and related activities are being expanded and consolidated in the U.K. The Company is in the process of establishing contract arrangements for the U.K. operations. Approximately $1.3 and $3.7 million of the total research and development cost related to Cognate entities outside the US are included in the overall amounts reported with respect to Cognate for the three and nine months ended September 30, 2017, respectively.

Other Related Parties

Leslie J. Goldman - Demand Loans

During the nine months ended September 30, 2017, Leslie J. Goldman, an officer of the Company, loaned the Company an aggregate amount of $1,334,000 pursuant to certain Demand Promissory Note Agreements (the “Goldman Notes”). $470,000 of the Goldman Notes bore interest at the rate of 12% per annum, and $864,000 of the Goldman Notes bore interest at the rate of 10% per annum.

During the nine months ended September 30, 2017, the Company made an aggregate principal payment of $955,000 to settle some of Mr. Goldman’s outstanding demand notes, and an aggregate of $47,000 interest payment associated with these demand notes. Such payment included repayment of $350,000 outstanding debt incurred from the year ending December 31, 2016.

The outstanding principal amount for Goldman Notes was $689,000 as of September 30, 2017.

Toucan Capital III Fund - Demand Loans

During the nine months ended September 30, 2017, Toucan Capital Fund III loaned the Company an aggregate amount of $1,170,000 pursuant to multiple Demand Promissory Notes (the “Toucan Notes”). The Toucan Notes bear interest at 10% per annum, and are payable upon demand, with 7 days’ prior written notice to the Company.

During the nine months ended September 30, 2017, the Company repaid approximately $688,000 of the Toucan Notes.

The outstanding principal amount for Toucan Notes was $482,000 as of September 30, 2017.

Various Related Parties - Demand Loans

During the nine months ended September 30, 2017, Jerry Jasinowski, Robert Farmer and Cofer Black, members of the Company’s Board of Directors, loaned the Company an aggregate amount of $300,000 pursuant to multiple Demand Promissory Notes (the “Notes”). The Notes bear interest at 10% per annum, and are payable upon demand, with 7 days’ prior written notice to the Company.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

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

Warrants Exercised for Cash

During the quarter ended March 31, 2017, the Company issued an aggregate of 3.1 million shares of common stock from the exercise of warrants that were issued in March 2017 for total proceeds of $31,000. All of these 3.1 million shares of common stock were related to extinguishment of warrant liabilities. The fair value of the warrant liabilities was $713,000 on the date of exercise, which were recorded as a component of additional paid-in-capital.

Stock Compensation - 2014 Senior Convertible Notes

On March 10, 2017, the Company issued approximately 4 million shares of common stock to the holders of the Company’s $11 million senior convertible notes as additional consideration to enter into a payment plan and extend the debt payment. The fair value of the common stock on the grant date was approximately $1.5 million. The Company recorded such cost as a debt extinguishment loss.

Share-settled Debt

On March 30, 2017, the Company issued 2.5 million shares of common stock to the holder of the Company’s share-settled debt (the “Holder”) as advance payment for future debt conversion. The fair value of the remaining share-settled debt will be reduced when the Company is notified by the Holder of the value at which the shares have been sold.

Second Quarter of 2017

Public and Private Offering

On April 14, 2017, the Company entered into Stock Purchase Agreement with multiple investors. The Company issued approximately 1.4 million shares of common stock at a price of $0.26 per share. The investors received Class A Common Stock Purchase Warrants to purchase up to approximately 1 million shares of Common Stock at an exercise price of $0.26 per share (the “Class A Warrants”) and Class B Common Stock Purchase Warrants to purchase up to approximately 1 million shares of Common Stock at an exercise price of $1.00 per share (the “Class B Warrants”). Both the Class A Warrants and the Class B Warrants are exercisable immediately. The Class A Warrants are exercisable for five years and the Class B Warrants are exercisable for three months. The Company received gross proceeds of $360,000 from this offering.

During the three months ended June 30, 2017, the Company entered into Subscription Agreements with multiple investors. The Company issued approximately 3.6 million shares of common stock at a weighted average price of $0.15 per share. The investors also received approximately an aggregate 3.3 million warrants at a weighted average exercise price of $0.33 per share. The Company received gross proceeds of $552,000 from this offering.

Debt Conversion

On May 22, 2017, the holders of certain existing notes converted approximately $2.0 million principal amount and accrued interest for approximately 11 million shares of its common stock at a price of $0.18 per share and issued to such investors approximately 8 million Class A warrants with exercise price of $0.26 per share for a period of 5 years and approximately 8 million Class B warrants with exercise price of $1.00 per share for a period of 90 days. The fair value of common stock and warrant liability as of the conversion date was approximately $1.8 million and $0.9 million, respectively. The difference of $0.7 million was recorded as a debt extinguishment loss.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

On May 31, 2017, the Company and certain unaffiliated institutional investors (the “Investor”) entered into an Exchange Agreement (the “Exchange Agreement”) pursuant to which the Investor agreed to exchange $3.0 million of the Company’s 2014 Senior Convertible Notes for 20,628,571 shares of common stock, warrants to acquire up to approximately 16 million shares of common stock at an exercise price of $0.175 per share and exercisable for 2 years from the date of issuance of such warrants, and 800,000 shares of Common Stock.  The fair value of common stock and warrant liability as of the conversion date was approximately $3.9 million and $1.6 million, respectively.

On June 5, 2017, the Company exchanged approximately $0.5 million principal amount and accrued interest of certain notes held by an unaffiliated investor for approximately 3.3 million shares of its common stock at a price of $0.14 per share and issued to such investors approximately 2.5 million Class D warrants with exercise price of $0.175 per share for a period of 2 years. The fair value of common stock and warrant liability as of the conversion date was approximately $0.6 million and $0.3 million, respectively. The difference of $0.4 million was recorded as a debt extinguishment loss.

Warrants Exercised for Cash

During the three months ended June 30, 2017, the Company issued approximately 6.9 million shares of common stock from the exercise of pre-paid warrants that were issued in March 2017 with an exercise price of $0.26, of which $0.25 was paid in March and $0.01 was paid at the time of exercise, for proceeds of $69,000 at the time of exercise during the three months ended June 30, 2017.  All of these 6.9 million shares of common stock were related to extinguishment of warrant liabilities. The fair value of the warrant liabilities was approximately $1.1 million on the date of exercise, which were recorded as a component of additional paid-in-capital.

Stock Compensation - 2014 Senior Convertible Notes

During the three months ended June 30, 2017, the Company issued approximately 3 million shares of common stock to the holders of the Company’s $11 million senior convertible note as additional consideration to extend the debt payment and to enter into a forbearance agreement. The fair value of the common stock on the grant date was approximately $0.5 million. The Company recorded such cost as a debt extinguishment loss.

Share-settled Debt

On June 14, 2017, the Company issued 1 million shares of common stock to the holder of the Company’s share-settled debt (the “Holder”) as advance payment for future debt conversion. The fair value of the remaining share-settled debt will be reduced when the Company is notified by the Holder of the value at which the shares have been sold.

Third Quarter of 2017

Public and Private Offering

On September 22, 2017, the Company entered into a Stock Purchase Agreement with multiple investors. The Company issued approximately 8.7 million shares of common stock at a price of $0.20 per share. The investors received Class A Common Stock Purchase Warrants to purchase up to approximately 4.4 million shares of Common Stock at an exercise price of $0.22 per share (the “Class A Warrants”). The Class A Warrants are exercisable immediately and are exercisable for five years. The Company received gross proceeds of $1.8 million (net proceeds of $1.6 million) from this offering.

During the three months ended September 30, 2017, the Company entered into Subscription Agreements with multiple investors. The Company issued 5.4 million shares of common stock at a weighted average price of $0.20 per share. The investors also received an aggregate of 5.3 million warrants at a weighted average exercise price of $0.26 per share. The Company received gross proceeds of $1.1 million from this offering.

During the three months ended September 30, 2017, the Company received an aggregate of $2.6 million from multiple investors as an advance of certain Subscription Agreements that were entered in November 2017. The Company recorded a $2.6 million shares payable as of September 30, 2017.

Warrants Exercised for Cash and Warrants Modification

On August 7, 2017, the Company entered into a $2.7 million financing with an institutional health care investor holding Class B Warrants exercisable for approximately 13.5 million shares of Common Stock of the Company, in which the investor exercised its Class B Warrants in full in return for amendment of the investor’s Class B Warrants to reduce the exercise from $1.00 to $0.20 per share, as set forth in a Warrant Repricing Letter Agreement. The Class B Warrants were originally issued on March 17, 2017 with an exercise period of 90 days, and the exercise period was previously extended to August 24, 2017. The fair value of the amended Class B Warrants on the amendment date was approximately $0.3 million using a Black-Scholes model. There was no residual value for the original Class B warrants as of the amendment date, so the Company recorded $0.3 million as inducement loss.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

As consideration for the investor’s exercise in full of the Class B Warrants, the Company agreed to issue to the investor new Series A Warrants exercisable for the purchase of 13.5 million shares of the Company’s Common Stock at an exercise price of $0.27 per share, with an exercise period of 5 years. The Company also issued an aggregate amount of 0.9 million Class A warrants at an exercise price of $0.27 per share, with an exercise period of 5 years to certain placement agent. The fair value of these 14.5 million warrants were approximately $2.0 million using a Black-Scholes model, and the Company recorded such cost as inducement loss.

Cashless Warrants Exercise

On July 17, 2017, holders of approximately 16 million Class A warrants of the Company exercised such warrants on a cashless basis in exchange for the delivery of approximately 6.9 million shares of the Company’s common stock. The fair value of these Class A warrants were approximately $3.1 million as of July 17, 2017.

Debt Conversions

During the quarter ended September 30, 2017, the Company induced certain debt holders to convert approximately $5.5 million of principal and interest into approximately 32.9 million shares of common stock at a fair value of approximately $7.8 million. In addition the Company issued approximately 40.4 million warrants with a weighted average exercise price of $0.48 and a fair value of $4.7 million.

Share-settled Debt

During the quarter ended September 30, 2017, the Company issued 3.5 million shares of common stock to the holder of the Company’s share-settled debt as advance payment for future debt conversion. The fair value of the remaining share-settled debt will be reduced when the Company is notified by the Holder of the value at which the shares have been sold.

As of September 30, 2017, the outstanding share-settled debt was approximately $4.0 million.

Shares for Services

On July 6, 2017, as compensation for services as a Director, the Company issued 1.3 million shares of its common stock at fair value of $0.18 to a designee of Robert Farmer.

Stock Purchase Warrants

The following is a summary of warrant activity for the nine months ended September 30, 2017 (in thousands, except per share data):

	Number of	Weighted Average	Remaining
	Warrants	Exercise Price	Contractual Term
Outstanding as of January 1, 2017	58,278	$1.78	3.86
Warrants granted	191,965	0.47
Warrants exercised for cash	(24,327)	0.11
Cashless warrants exercise	(16,071)	0.20
Warrants expired and cancellation	(30,878)	1.18
Outstanding as of September 30, 2017	178,967	$0.84	3.52

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

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

After the assumption of $5.7 million in debt originally incurred by Cognate in October 2016 the Company had an implicit variable interest in Cognate to potentially fund Cognate’s losses (if Cognate incurs losses).  The Company determines whether it is the primary beneficiary of Cognate upon its initial involvement and the Company reassess whether it is the primary beneficiary of Cognate on an ongoing basis.  The determination of whether the Company is the primary beneficiary of Cognate is based upon the facts and circumstances and requires significant judgment.  The Company’s considerations in determining Cognate’s most significant activities and whether the Company has power to direct those activities include, but are not limited to, Cognate’s purpose and design and the risks passed through to investors, the equity ownership and voting interests of Cognate, management, service and/or other agreements of Cognate, involvement in Cognate’s initial design and the existence of explicit or implicit financial guarantees.  As of September 30, 2017, the Company does not have the power over the most significant activities (control of operating decisions) and therefore does not meet the "power" criteria of the primary beneficiary.

The maximum exposure to loss is limited to the notional amounts of the implicit variable interest in Cognate.  The Company has no current plans to provide any support additional to that which is noted above.  Therefore, the maximum exposure to loss from its implicit interest is limited to $4.5 million as of September 30, 2017; which is the shutdown fee the Company must pay to terminate their relationship with Cognate.

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

As of September 30, 2017, none of the above fees were triggered; however, the Company and Cognate discussed these fee provisions as part of an ongoing negotiation to determine the overall amounts to be paid for 2016 and 2017. Subsequent to September 30, 2017, the parties reached an agreement in principle for settlement of the overall amounts due from the Company to Cognate for 2017 which involves a reduction of the amounts that would otherwise be due under the contracts and includes suspension fees for the DCVax-L and DCVax-Direct programs.

While our DCVax programs are ongoing, the Company is required to pay certain fees for dedicated production suites or capacity reserved exclusively for DCVax production, and pay for a certain minimum number of patients, whether or not we fully utilize the dedicated capacity and number of patients. The Company and Cognate are testing an arrangement under which the Company would no longer have capacity dedicated to its programs and instead would have to arrange for advance scheduling in regard to each patient individually. In addition, the Company and Cognate are in the process of negotiating an overall settlement of amounts owed to Cognate for 2016 and 2017.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Derivative and Class Action Litigation

On June 19, 2015, two purported shareholders filed a lawsuit in the Delaware Court of Chancery, captioned Tharp, et al. v. Cognate, et al., C.A. 11179-VCG (Del. Ch. filed June 19, 2015), purportedly suing on behalf of a class of similarly situated shareholders and derivatively on behalf of the Company. The lawsuit named Cognate BioServices, Inc., Toucan Partners, Toucan Capital Fund III, our CEO Linda Powers and the individuals who then served on the Company’s Board of Directors as defendants, and named the Company as a “nominal defendant” with respect to the derivative claims. The complaint generally challenged certain transactions between the Company and Cognate and the Toucan entities, in which Cognate and the Toucan entities provided services and financing to the Company, or agreed to the conversion of debts owed to them by the Company into equity. The complaint sought unspecified monetary relief for the Company and the plaintiffs, and various forms of equitable relief, including disgorgement of allegedly improper benefits, rescission of the challenged transactions, and an order forbidding similar transactions in the future. After considerable litigation and negotiations, the parties reached an agreement to settle the case, along with the Yonemura case, discussed below. On October 17, 2017, the court entered a final order and judgment approving the settlement.

On November 19, 2015, a third purported shareholder filed a lawsuit in the U.S. District Court for the District of Maryland, captioned Yonemura v. Powers, et al., No. 15-03526 (D. Md. filed Nov. 19, 2015), claiming to sue derivatively on behalf of the Company. The complaint names the individuals who then served on the Company’s Board of Directors, Toucan Capital Fund III, L.P., Toucan General II, LLC, Toucan Partners, LLC, and Cognate as defendants, and names the Company as a nominal defendant. The complaint generally challenges the same transactions disputed in the Delaware case, claiming that the Company purportedly overcompensated Cognate and Toucan for certain services and loans in payments of stock, and that the Company’s CEO, Ms. Powers, benefited from these transactions with Cognate and Toucan, which she allegedly owns or controls. The complaint asserts that the alleged overpayments unjustly enriched Ms. Powers, Toucan, and Cognate; that the Company’s directors breached their fiduciary duties of loyalty and good faith to the Company by authorizing the payments to Cognate; and that Ms. Powers, Cognate, and Toucan aided and abetted the directors’ breaches of fiduciary duties. The plaintiff sought an award of unspecified damages to the Company and equitable remedies, including disgorgement by Ms. Powers, Toucan, and Cognate of the allegedly improper benefits received as a result of the disputed transactions. The plaintiff also sought costs and disbursements associated with bringing suit, including attorneys’ fees and expert fees. As discussed above, the parties have agreed to settle the Yonemura case along with the Tharp case; the Stipulation and Agreement of Compromise and Settlement thus addresses the claims in both lawsuits. The proceedings in the Yonemura case are currently stayed, and the plaintiff in Yonemura has agreed to dismiss that case on or before November 23, 2017.

On November 28, 2016, a purported shareholder filed a lawsuit in the Circuit Court for Montgomery County, Maryland, captioned Wells v. Powers, et al., Case No. 427353-V (Md. Cir. Ct., Mont. Cnty. filed Nov. 28, 2016), claiming to sue derivatively on behalf of the Company. The complaint names six current and former members of the Company’s Board of Directors, Toucan Partners, LLC, Toucan Capital Fund III, L.P., Toucan Partners, LP (a non-existent entity), Toucan General II, LLC, and Cognate as defendants, and names the Company as a nominal defendant. The complaint largely challenges the same transactions disputed in the two cases discussed above, claiming that the Company overcompensated Cognate and Toucan for certain services and loans. It asserts that, by authorizing those transactions, the individual defendants breached their fiduciary duties to the Company, abused their ability to control and influence the Company, and engaged in gross mismanagement of the Company’s business and assets. In addition, the complaint claims that the individual defendants are liable to the Company for misleading its investors and financiers. The complaint claims that the individual defendants were unjustly enriched by receiving compensation while the Company’s stock price was allegedly artificially inflated; that Ms. Powers, Toucan, and Cognate are “controlling” stockholders of the Company who breached their fiduciary duties to minority stockholders; that Ms. Powers, Toucan, and Cognate, benefited from these transactions due to their alleged “control”; that the alleged overpayments unjustly enriched Ms. Powers, Toucan, and Cognate; and that Toucan and Cognate aided and abetted the individual defendants in breaching their fiduciary duties. The plaintiff sought the award of unspecified damages to the Company; an order from the court directing the Company to reform its corporate governance and internal procedures; and equitable remedies, including restitution and disgorgement from defendants. The plaintiff also seeks the costs and disbursements associated with bringing suit, including attorneys’ fees, costs, and expenses. After considerable litigation and negotiations, the parties reached an agreement to settle the case. On October 6, 2017, the parties submitted a Stipulation and Agreement of Settlement, which the court preliminarily approved on November 6, 2017. A hearing is currently scheduled for January 3, 2018, at which the court is expected to consider, among other things, whether to grant final approval of the proposed settlement.

U.S. Securities and Exchange Commission

As previously reported, the Company has received a number of formal information requests (subpoenas) from the SEC regarding several broad topics that have been previously disclosed, including the Company’s membership on Nasdaq and delisting, related party matters, the Company’s programs, internal controls and the Company’s Special Litigation Committee. Testimony of certain officers and third parties has been taken as well. The Company is cooperating with the SEC investigation and is hopeful that it is reaching its final stages.

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

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

13. Subsequent Events

Public and Private Offering

On October 20, 2017, the Company sold 2.9 million shares of common stock at a price of $0.17 per share and issued approximately 1.5 million Class D Warrants exercisable at $0.22 per share for a period of 2 years for an aggregate of $0.5 million.

Debt Modification

In October and November, 2017, the Company entered into multiple Exchange Agreements with an existing debt holder (the “Holder”). The Holder agreed to exchange his existing promissory notes with an aggregate original principal amount of $2.2 million for a new promissory note (the “Exchange Note”) in the principal amount of $2.4 million. The Exchange Note bore interest at 8% per annum and will be due in September 2018 and December 2018.

U.K. Lease

On October 10, 2017, the Company entered into an agreement to lease to Commodities Centre, a commodity storage and distribution firm domiciled in the U.K., an existing approximately 275,000 square foot warehouse building on the Company’s property in Sawston, U.K. The term of the lease will be five years, with the potential for the tenant to discontinue at three years and five months. The tenant will undertake at least $1.1 million of repairs and improvements to the building in return for five and a half months of free rent (which began upon execution of the lease and ends on March 24, 2018). Thereafter, the tenant will pay rent at an annualized rate of approximately $1.0 million for the first year, and thereafter rent at an annualized rate of approximately $1.4 million for each year or partial year for the rest of the lease term, plus VAT. The tenant will also pay a proportional share of the common costs and the insurance costs for the overall site. The tenant will pay for its own utilities and other costs for use of the warehouse.

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

During the three months ended September 30, 2017 and 2016, net cash used in operations was $5.7 million and $9.8 million, respectively. During the nine months ended September 30, 2017 and 2016, net cash used in operations was approximately $21.7 million and $41.6 million, respectively. The expenditures in 2017 have included substantial payments for expenses previously incurred in connection with the Phase III clinical trial of DCVax-L.

During the nine months ended September 30, 2017, the full repurchase of $11 million of 2014 Notes (the Whitebox bonds), as well as $0.7 million of interest payments and $0.5 million of cash forbearance payments (in addition to stock forbearance payments) related to those 2014 Notes, was completed through a series of transactions.

During the nine months ended September 30, 2017, we completed equity and debt financings (including the exchange of the 2014 convertible notes) totaling $30.1 million.

During the three months ended September 30, 2017 and 2016, we made cash payments to Cognate BioServices (including the UK affiliate) of $1.2 million and $4.8 million, respectively. Also during the three months ended September 30, 2017, Cognate waived payment of $3.75 million related to certain payables, which was owed to Cognate by the Company as of December 31, 2016 and March 31, 2017. Following this waiver, the Company owed Cognate (including the UK affiliate) $27.8 million for unpaid invoices as of September 30, 2017, based on reduced invoicing by Cognate while the Company and Cognate have been negotiating an overall settlement of amounts owed for 2016 and 2017, to reducing the amounts that would otherwise be owed under the contracts between the parties.

Subsequent to September 30, 2017, the Company and Cognate reached agreement in principle for settlement of the amounts owed, at a substantial reduction from the amounts that would otherwise be due under the contract terms.  The parties are now in the process of drafting and executing the agreement.  For 2016, the Company owes Cognate US approximately $17 million.  Under the settlement, the Company will only pay approximately $12 million, and the remaining $5 million is being written off.  The $12 million is being paid in preferred stock which will be convertible into common stock at $0.23 per share, and an equal number of warrants exercisable at $0.30 per share for a period of 2 years. For 2017, the Company would have owed Cognate US approximately $26 million under the contract terms.  Under the settlement, the Company will only pay Cognate US approximately $12 million..  Of this $12 million, $5 million is being paid stock, reducing the cash costs to approximately $7 million (part of which has been paid to date).  The $5 million is being paid in preferred stock on the same terms as the unrelated investors:  $0.17 per share and an equal number of warrants exercisable at $0.22 per share for a period of 5 years.

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

Three Months Ended September 30, 2017 and 2016

For the three months ended September 30, 2017 and 2016, net cash used in operations was $5.7 million and $9.8 million, respectively. The cash expenditures in the three months ended September 30, 2017 included substantial payments for expenses previously incurred in connection with the Phase III clinical trial of DCVax-L. For the three months ended September 30, 2017 and 2016, the net loss was $23.3 million and $29.2 million, respectively.

Research and Development Expense

For the three months ended September 30, 2017 and 2016, research and development expense (cash and non-cash expenses combined) was $9.7 million and $21.1 million, respectively. The decrease was primarily due to a decrease in cash and non-cash manufacturing and services costs for Cognate.

For the three months ended September 30, 2017 and 2016, we made cash payments to Cognate (including the U.K. affiliate) of approximately $1.2 million and $2.4 million to Cognate, respectively. At September 30, 2017, we owed Cognate (including the U.K. affiliate) $27.8 million (after waiver by Cognate of $3.75 million of the payables owed to Cognate by the Company as of December 31, 2016 and March 31, 2017), for unpaid invoices for DCVax-L and DCVax-Direct programs, product and process development work and preparations for upcoming Phase II trials, based on invoicing to date while the Company and Cognate are negotiating an overall settlement of amounts owed for 2016 and 2017, which the Company anticipates will reduce the amounts that would otherwise be owed under the contracts between the parties.

General and Administrative Expense

General and administrative and legal expense were $4.6 million (cash and non-cash expenses combined) for the three months ended September 30, 2017 versus $4.6 million for the three months ended September 30, 2016. We incurred legal expenses of $1.6 million and $1.9 million for the three months ended September 30, 2017 and 2016, respectively.

Employee Equity Compensation

During October and November, the Company has been in discussions with unrelated investors for a Series A Preferred Stock financing, which the Company expects to close shortly.  The process has included discussions about employee equity compensation, and the fact that essentially no employee equity awards have been made in more than 5 years, except to the Company’s two senior scientific officers in June of this year, and as a result the Company management and employees have virtually no equity component to their compensation. Such a lack of equity incentive compensation is highly unusual in biotech and start-up companies.  Meanwhile, Company employees have made extraordinary efforts in moving the clinical programs forward, successfully resolving all of the litigation cases, and addressing a host of challenges with liquidity, regulatory scrutiny and other matters.

Following the discussions with investors, on November 19, 2017 the Company’s Board approved a new plan for equity awards of fifteen percent of the authorized shares at present, to take account of employee and director performance over the last approximately 6 years and anticipated performance over the next approximately 2 years. The awards are subject to various vesting provisions, forfeiture and acceleration provisions tied to milestones over the next 2 years. The Company is now undertaking the steps for implementation.

Inducement Loss

During the three months ended September 30, 2017 and 2016, we recorded inducement loss of $2.3 million and $1.5 million, respectively related to the extinguishment and modification on warrant liabilities.

Change in fair value of derivatives

During the three months ended September 30, 2017 we recognized a non-cash loss of $4.9 million as compared to a non-cash loss of approximately $0.2 million for the three months ended September 30, 2016. The non-cash loss was due to the valuation on embedded derivative liabilities associated with convertible debt.

Interest Expense

Interest expense (including non-cash elements such as amortization of debt discount and debt issuance cost) was $1.2 million and $0.7 million for the three months ended September 30, 2017 and 2016, respectively. The change is due to the increase in the outstanding debt balance as of September 30, 2017 versus June 30, 2016.

Debt Extinguishment Loss

Due to the multiple debt conversions during the three months ended September 30, 2017, we recognized a $2.0 million loss from the extinguishment of debt. During the three months ended September 30 2016, we recorded loss on extinguishment of debt of approximately $0.4 million related to the conversion of $1.0 million debt and accrued interest to common stock and warrants.

Foreign currency transaction loss

During the three months ended September 30, 2017 and 2016, we recognized foreign currency transaction gains of $1.3 million and a $0.9 million loss, respectively. The 2017 gain was due to the strengthening of the British pound sterling relative to the U.S. dollar during the three months ended September 30, 2017. The 2016 loss was due to the strengthening of the U.S. dollar relative to the British pound sterling during the three months ended September 30, 2016.

Nine Months Ended September 30, 2017 and 2016

For the nine months ended September 30, 2017 and 2016, we recognized a net loss of $46.1 million and $49.5 million, respectively. Net cash used in operations was $21.7 million and $41.6 million for the nine months ended September 30, 2017 and 2016, respectively. The cash expenditures in the nine months ended September 30, 2017 included substantial payments for expenses previously incurred in connection with the Phase III clinical trial of DCVax-L.

Research and Development Expense

Research and development expenses (cash and non-cash expenses combined) for the nine months ended September 30, 2017 and 2016, was $20.2 million and $43.2 million, respectively. The decrease was primarily due to a reduction of approximately $21.8 million of non-cash manufacturing and services costs to Cognate.

For the nine months ended September 30, 2017 and 2016, we made cash payments to Cognate (including the U.K. affiliate) of approximately $4.7 million, and $10.1 million, respectively. At September 30, 2017, we owed Cognate (including the U.K. affiliate) $27.8 million (after waiver by Cognate of $3.75 million of the payables owed to Cognate by the Company as of December 31, 2016 and March 31, 2017) for unpaid invoices for DCVax-L and DCVax-Direct programs, product and process development work and preparations for upcoming Phase II trials, ), based on invoicing to date while the Company and Cognate are negotiating an overall settlement of amounts owed for 2016 and 2017, which the Company anticipates will reduce the amounts that would otherwise be owed under the contracts between the parties.

General and Administrative Expense

General and administrative and legal expense were $16.8 million (cash and non-cash expenses combined) for the nine months ended September 30, 2017 versus $15.3 million for the nine months ended September 30, 2016. The increase was primarily due to accounting fees related to the SEC investigation, litigation cases and consulting fees for financing activities.

Inducement Loss

During the nine months ended September 30, 2017 and 2016, we recorded inducement loss of $2.3 million and $1.5 million, respectively related to the extinguishment and modification on warrant liabilities.

Change in fair value of derivatives

During the nine months ended September 30, 2017 and 2016 we recognized a non-cash gain of $3.0 million and $17.2 million, respectively. The non-cash gains were due to the decrease of our stock price for both periods.

Interest Expenses

For the nine months ended September 30, 2017 and 2016, interest expense (including non-cash elements such as amortization of debt discount and debt issuance cost) was $3.7 million and $2.1 million, respectively. The change is due to the increase in outstanding debt balance as of September 30, 2017 versus September 30, 2016.

Debt Extinguishment Loss

Due to the multiple debt conversion during the nine months ended September 30, 2017, we recognized a $10.5 million loss from the extinguishment of debt. During the nine months ended September 30, 2016, we recorded loss on extinguishment of debt of $0.4 million related to the conversion of $1.0 million debt and accrued interest to common stock and warrants. The fair value of the common stock and warrants were approximately $1.4 million, and the excess amount was recorded as inducement cost.

Foreign currency transaction loss

During the nine months ended September 30, 2017 and 2016, we recognized foreign currency transaction gain of $4.1 million and a foreign currency transaction loss of $4.7 million, respectively. The 2017 gain was due to the strengthening of the British pound sterling relative to the U.S. dollar during the nine months ended September 30, 2017. The 2016 loss was due to the strengthening of the U.S. dollar relative to the British pound sterling during the nine months ended September 30, 2016.

Liquidity and Capital Resources

We have experienced recurring losses from operations. During the nine months ended September 30, 2017, we completed equity and debt financings (including the exchange of the 2014 convertible notes) totaling $30.1 million. During the nine months ended September 30, 2017 and 2016, net cash outflows from operations were $21.7 million and $41.6 million, respectively. The net cash outflows during the three and nine months ended September 30, 2017 included substantial payments for expenses previously incurred in connection with the Phase III clinical trial of DCVax-L.

At September 30, 2017, current assets totaled $2.1 million, compared to $7.9 million at December 31, 2016. Current assets less current liabilities produces working capital deficit (cash and non-cash liabilities combined) in the amount of $79 million at September 30, 2017 (with $11.9 million of the $79 million deficit comprised of non-cash warrant liabilities and $6.2 million comprised of an estimated liability for future environmental costs), compared to a deficit of $68.5 million at December 31, 2016, as described above.

Contingent Contractual Payment

The following table summarizes our contractual obligations as of September 30, 2017 (amount in thousands):

	Payment Due by Period
		Less than	1 to 2
	Total	1 Year	Years
Short term notes payable (1)
8% unsecured	2,416	2,416	-
8% unsecured	2,338	2,338	-
10% unsecured	650	650
12% unsecured	440	440	-
Short term notes payable - related parties (2)
10% unsecured - Related Parties (on demand)	1,421	1,421	-
12% unsecured - Related Parties (on demand)	50	50	-
Long term convertible notes payable (3)
12% secured convertible notes and interest	7,576	-	7,576
Share-settled debt, at fair value (4)	4,213	4,213	-
Mortgage loan and interest (5)	11,842	11,842	-
Operating leases (6)	268	268	-
Purchase obligations (7)
Total	$31,214	$23,638	$7,576

(1)	The obligations related to short term notes were approximately $5.6 million as of September 30, 2017, which included remaining contractual unpaid interest of $0.2 million.

(2)	The obligations related to short term notes to related parties were approximately $1.5 million as of September 30, 2017, which included loans of $50,000 from Cofer Black, a Company Director; $125,000 from Jerry Jasinowski, a Company Director; $125,000 from Robert Farmer, a Company Director; $689,000 from Leslie Goldman, an officer of the Company, and $482,000 remaining balance owed to Toucan Capital Fund III from its loan in April 2017 and June 2017.

(3)	The obligations related to long term convertible notes were approximately $5.4 million as of September 30, 2017, and $2.2 million unpaid interest. The convertible notes will be due in June 2020.

(4)	The share settled debt included $4.0 million principal balance and $0.2 million accrued interest as of September 30, 2017.

(5)	The mortgage loan contains approximately $10.4 million principal, $0.9 million renewal fee and exit fee which will be due at end of the loan term, and $0.6 million of remaining interest payments.

(6)	The operating leases obligations during the next 2 years included $161,000, $36,000 and $89,000 to our office in Maryland, Germany and London, respectively.

(7)	We have possible contingent obligations to pay certain fees to Cognate BioServices (in addition to any other remedies) if we shut down or suspend its DCVax-L program or DCVax-Direct program. These obligations are not reflected in the accompanying balance sheets. For a shut down or suspension of the DCVax-L program, the fees will be as follows:

•	Prior to the last dose of the last patient enrolled in the Phase III trial for DCVax®-L or After the last dose of the last patient enrolled in the Phase III clinical trial for DCVax®-L but before any submission for product approval in any jurisdiction or after the submission of any application for market authorization but prior to receiving a marketing authorization approval: in any of these cases, the fee shall be $3 million.

•	At any time after receiving the equivalent of a marketing authorization for DCVax®-L in any jurisdiction, the fee shall be $5 million

For a shut down or suspension of the DCVax-Direct program, the fees will be as follows:

•	Prior to the last dose of the last patient enrolled in the Phase I/II trial for DCVax®-Direct, the fee shall be $1.5 million.

•	After the last dose of the last patient enrolled in the Phase I/II clinical trial for DCVax®-Direct but before the initiation of a Phase III trial the fee shall be $2.0 million.

•	After initiation of a phase III trial but before submission of an application for market authorization in any jurisdiction or after the submission of an application for market authorization but prior to receiving a market authorization approval: in each of these cases, the fee shall be $3.0 million.

•	At any time after receiving the equivalent of a marketing authorization for DCVax®-Direct in any jurisdiction the fee shall be $5.0 million.

As of September 30, 2017, none of the above fees were triggered; however, the Company and Cognate are discussing these fee provisions as part of an ongoing negotiation to determine the overall amounts to be paid for 2016 and 2017. The Company anticipates that when a determination of the amounts is reached, it will involve a reduction of the amounts that would otherwise be due under the contracts.

While our DCVax programs are ongoing, the Company is required to pay certain fees for dedicated production suites or capacity reserved exclusively for DCVax production, and pay for a certain minimum number of patients, whether or not we fully utilize the dedicated capacity and number of patients. The Company and Cognate are testing an arrangement under which the Company would no longer have capacity dedicated to its programs and instead would have to arrange for advance scheduling in regard to each patient individually. In addition, the Company and Cognate are in the process of negotiating an overall settlement of amounts owed to Cognate for 2016 and 2017.

Operating Activities

During the three months ended September 30, 2017 and 2016, net cash outflows from operations were $5.7 million and $9.8 million, respectively. During the nine months ended September 30, 2017 and 2016, net cash outflows from operations were $21.7 million and $41.6 million, respectively.

Investing Activities

During the nine months ended September 30, 2017, we received a $0.2 million VAT refund from certain vendors relating to the UK construction.

During the nine months end September 30, 2016, we used approximately $4.8 million to capitalize costs related to the UK facility.

Financing Activities

We received approximately $9.5 million and $13.7 million in cash proceeds from issuance of common stock and warrants in the registered direct offering during the nine months ended September 30, 2017 and 2016, respectively.

We received approximately $1.6 million in cash proceeds from the issuance of common stock and warrants in private offerings during the nine months ended September 30, 2017.

We received approximately $2.8 million and $8.1 million cash proceeds from exercise of warrants during the nine months ended September 30, 2017 and 2016, respectively.

We received approximately $9.3 million in cash proceeds from issuance of multiple debts to third parties and related parties during the nine months ended September 30, 2017.

We made aggregate debt payments of $4.9 million, including a $1.6 million payment to related parties during the nine months ended September 30, 2017.

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

Based on our analysis, as of September 30, 2017, the effect of a 100+/- basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss are considered immaterial.

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

Changes in Internal Control over Financial Reporting

We continue to make further improvements to our internal controls over financial reporting, in addition to the improvements developed in 2016. During the quarter ended March 31, 2017, we implemented enhanced procedures to identify and disclose related party transactions.  These enhanced procedures did not result in identifying any related party transactions other than the ones already known and disclosed. We will continue to take steps to improve our internal control system and to address the remaining deficiencies, but the timing of such steps is uncertain and our ability to retain or attract qualified individuals to undertake these functions is also uncertain.  Other than the enhanced procedures to identify and disclose related party transactions, there were no changes in our internal control over financial reporting in the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Derivative and Class Action Litigation

On June 19, 2015, two purported shareholders filed a lawsuit in the Delaware Court of Chancery, captioned Tharp, et al. v. Cognate, et al., C.A. 11179-VCG (Del. Ch. filed June 19, 2015), purportedly suing on behalf of a class of similarly situated shareholders and derivatively on behalf of the Company. The lawsuit named Cognate BioServices, Inc., Toucan Partners, Toucan Capital Fund III, our CEO Linda Powers and the individuals who then served on the Company’s Board of Directors as defendants, and named the Company as a “nominal defendant” with respect to the derivative claims. The complaint generally challenged certain transactions between the Company and Cognate and the Toucan entities, in which Cognate and the Toucan entities provided services and financing to the Company, or agreed to the conversion of debts owed to them by the Company into equity. The complaint sought unspecified monetary relief for the Company and the plaintiffs, and various forms of equitable relief, including disgorgement of allegedly improper benefits, rescission of the challenged transactions, and an order forbidding similar transactions in the future. After considerable litigation and negotiations, the parties reached an agreement to settle the case, along with the Yonemura case, discussed below. On October 17, 2017, the court entered a final order and judgment approving the settlement.

On November 19, 2015, a third purported shareholder filed a lawsuit in the U.S. District Court for the District of Maryland, captioned Yonemura v. Powers, et al., No. 15-03526 (D. Md. filed Nov. 19, 2015), claiming to sue derivatively on behalf of the Company. The complaint names the individuals who then served on the Company’s Board of Directors, Toucan Capital Fund III, L.P., Toucan General II, LLC, Toucan Partners, LLC, and Cognate as defendants, and names the Company as a nominal defendant. The complaint generally challenges the same transactions disputed in the Delaware case, claiming that the Company purportedly overcompensated Cognate and Toucan for certain services and loans in payments of stock, and that the Company’s CEO, Ms. Powers, benefited from these transactions with Cognate and Toucan, which she allegedly owns or controls. The complaint asserts that the alleged overpayments unjustly enriched Ms. Powers, Toucan, and Cognate; that the Company’s directors breached their fiduciary duties of loyalty and good faith to the Company by authorizing the payments to Cognate; and that Ms. Powers, Cognate, and Toucan aided and abetted the directors’ breaches of fiduciary duties. The plaintiff sought an award of unspecified damages to the Company and equitable remedies, including disgorgement by Ms. Powers, Toucan, and Cognate of the allegedly improper benefits received as a result of the disputed transactions. The plaintiff also sought costs and disbursements associated with bringing suit, including attorneys’ fees and expert fees. As discussed above, the parties have agreed to settle the Yonemura case along with the Tharp case; the Stipulation and Agreement of Compromise and Settlement thus addresses the claims in both lawsuits. The proceedings in the Yonemura case are currently stayed, and the plaintiff in Yonemura has agreed to dismiss that case on or before November 23, 2017.

On November 28, 2016, a purported shareholder filed a lawsuit in the Circuit Court for Montgomery County, Maryland, captioned Wells v. Powers, et al., Case No. 427353-V (Md. Cir. Ct., Mont. Cnty. filed Nov. 28, 2016), claiming to sue derivatively on behalf of the Company. The complaint names six current and former members of the Company’s Board of Directors, Toucan Partners, LLC, Toucan Capital Fund III, L.P., Toucan Partners, LP (a non-existent entity), Toucan General II, LLC, and Cognate as defendants, and names the Company as a nominal defendant. The complaint largely challenges the same transactions disputed in the two cases discussed above, claiming that the Company overcompensated Cognate and Toucan for certain services and loans. It asserts that, by authorizing those transactions, the individual defendants breached their fiduciary duties to the Company, abused their ability to control and influence the Company, and engaged in gross mismanagement of the Company’s business and assets. In addition, the complaint claims that the individual defendants are liable to the Company for misleading its investors and financiers. The complaint claims that the individual defendants were unjustly enriched by receiving compensation while the Company’s stock price was allegedly artificially inflated; that Ms. Powers, Toucan, and Cognate are “controlling” stockholders of the Company who breached their fiduciary duties to minority stockholders; that Ms. Powers, Toucan, and Cognate, benefited from these transactions due to their alleged “control”; that the alleged overpayments unjustly enriched Ms. Powers, Toucan, and Cognate; and that Toucan and Cognate aided and abetted the individual defendants in breaching their fiduciary duties. The plaintiff sought the award of unspecified damages to the Company; an order from the court directing the Company to reform its corporate governance and internal procedures; and equitable remedies, including restitution and disgorgement from defendants. The plaintiff also seeks the costs and disbursements associated with bringing suit, including attorneys’ fees, costs, and expenses. After considerable litigation and negotiations, the parties reached an agreement to settle the case. On October 6, 2017, the parties submitted a Stipulation and Agreement of Settlement, which the court preliminarily approved on November 6, 2017. A hearing is currently scheduled for January 3, 2018, at which the court is expected to consider, among other things, whether to grant final approval of the proposed settlement.

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

NORTHWEST BIOTHERAPEUTICS, INC

Dated: November 20, 2017	By:	/s/ Linda F. Powers
		Name:	Linda F. Powers

		Title:	President and Chief Executive Officer
Principal Executive Officer
Principal Financial and Accounting Officer

