Form 10-Q
period 2018-03-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2018-05-16
CIK 1072379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.        ☐

As of May 14, 2018, the total number of shares of common stock, par value $0.001 per share, outstanding was 419,465,016.

NORTHWEST BIOTHERAPEUTICS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$198	$117
Prepaid expenses and other current assets	931	1,285
Total current assets	1,129	1,402

Non-current assets:
Property, plant and equipment, net	48,568	47,488
Other assets	81	17
Total non-current assets	48,649	47,505

TOTAL ASSETS	$49,778	$48,907

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$12,326	$13,015
Accounts payable and accrued expenses to related parties and affiliates	7,949	5,385
Convertible notes, net	135	135
Convertible notes to related party	4,400	-
Notes payable, net	3,153	7,122
Notes payable to related party	901	1,121
Share settled debt, at fair value (in default)	2,234	3,308
Environmental remediation liability	6,200	6,200
Warrant liability	54,599	40,171
Mortgage loan, net	11,790	11,226
Total current liabilities	103,687	87,683

Non-current liabilities:
Convertible notes payable, net of current portion, net	6,553	6,010
Note payable, net of current portion, net	2,563	2,507
Total non-current liabilities	9,116	8,517

Total liabilities	112,803	96,200

Preferred stock ($0.001 par value); 100,000,000 shares authorized as of March 31, 2018 and December 31, 2017, respectively
Convertible Series A, 15,000,000 shares designated - 3.5 million and 9.7 million shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively; aggregate liquidation preference of $7,021	5,619	7,439
Convertible Series B, 15,000,000 shares designated - 6.4 million and 5.6 million shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively; aggregate liquidation preference of $14,781	12,179	12,601

COMMITMENTS AND CONTINGENCIES

Stockholders' equity (deficit):
Common stock ($0.001 par value); 1,200,000,000 shares authorized; 414.7 million and 328.9 million shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	415	329
Additional paid-in capital	730,502	721,554
Stock subscription receivable	(109)	-
Accumulated deficit	(810,164)	(788,619)
Accumulated other comprehensive loss	(1,467)	(597)
Total stockholders' equity (deficit)	(80,823)	(67,333)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) AND TEMPORARY EQUITY	$49,778	$48,907

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	For the three months ended
	March 31,
	2018	2017
Revenues:
Research and other	$132	$68
Total revenues	132	68
Operating costs and expenses:
Research and development	4,733	5,035
General and administrative	3,005	3,005
Legal expenses	1,210	3,932
Total operating costs and expenses	8,948	11,972
Loss from operations	(8,816)	(11,904)
Other income (expense):
Change in fair value of derivative liabilities	(11,451)	1,439
Gain (loss) from extinguishment of debt	215	(1,535)
Interest expense	(3,324)	(1,194)
Foreign currency transaction gain	1,831	574
Net loss	$(21,545)	$(12,620)
Deemed dividend on convertible preferred stock	(10,056)	-
Net loss applicable to common stockholders	$(31,601)	$(12,620)

Net loss per share applicable to common stockholders - basic and diluted	$(0.09)	$(0.08)
Weighted average shares used in computing basic and diluted loss per share	356,162	161,498

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	For the three months ended
	March 31,
	2018	2017
Net loss	$(21,545)	$(12,620)
Other comprehensive loss
Foreign currency translation adjustment	(870)	(314)
Total comprehensive loss	$(22,415)	$(12,934)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Subscription	Accumulated	Cumulative Translation	Total Stockholders'
	Shares	Par value	Capital	Receivable	Deficit	Adjustment	Equity (Deficit)
Balance at January 1, 2018	328,857	$329	$721,554	$-	$(788,619)	$(597)	$(67,333)
Issuance of common stock for conversion of Series A convertible preferred stock	65,278	65	11,355	(109)	-	-	11,311
Deemed dividend on conversion of Series A convertible preferred stock to common stock	-	-	(9,491)	-	-	-	(9,491)
Beneficial conversion feature of Series B convertible preferred stock	-	-	388	-	-	-	388
Deemed dividend related to immediate accretion of beneficial conversion feature of Series B convertible preferred stock	-	-	(388)	-	-	-	(388)
Issuance of common stock for conversion of Series B convertible preferred stock	4,323	4	990	-	-	-	994
Deemed dividend on conversion of Series B convertible preferred stock to common stock	-	-	(177)	-	-	-	(177)
Warrants exercised for cash	6,796	7	1,604	-	-	-	1,611
Reclassification of warrant liabilities related to warrants exercised for cash	-	-	1,747	-	-	-	1,747
Conversion of share settled debt into common stock	4,300	5	1,069	-	-	-	1,074
Issuance of common stock and warrants for conversion of debt and accrued interest	5,011	5	1,547	-	-	-	1,552
Stock-based compensation	100	-	304	-	-	-	304
Net loss	-	-	-	-	(21,545)	-	(21,545)
Cumulative translation adjustment	-	-	-	-	-	(870)	(870)
Balance at March 31, 2018	414,665	$415	$730,502	$(109)	$(810,164)	$(1,467)	$(80,823)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

`	For the three months ended
	March 31,
	2018	2017
Cash Flows from Operating Activities:
Net Loss	$(21,545)	$(12,620)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	365	56
Amortization of debt discount	2,627	373
Amortization of debt premium	(151)	-
Change in fair value of derivatives	11,451	(1,439)
(Gain) loss from extinguishment of debt	(215)	1,535
Stock-based compensation related to warrants modification	141	-
Stock-based compensation for services	304	-
Subtotal of non-cash charges	14,522	525
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	362	92
Accounts payable and accrued expenses	(628)	514
Related party accounts payable and accrued expenses	2,564	(812)
Other non-current assets	(62)	18
Net cash used in operating activities	(4,787)	(12,283)
Cash Flows from Investing Activities:
Refund of leasehold improvement related to UK construction	-	218
Net cash provided by investing activities	-	218
Cash Flows from Financing Activities:
Proceeds from issuance of Series A convertible preferred stock and warrants	500	-
Proceeds from issuance of Series B convertible preferred stock and warrants, net	2,671	-
Proceeds from issuance of common stock and warrants in a registered direct offering	-	7,400
Offering cost related to registered direct offering	-	(693)
Proceeds from exercise of warrants	1,611	31
Proceeds from issuance of notes payable, net	-	2,620
Proceeds from issuance of notes payable to related party	30	420
Proceeds from issuance of convertible notes payable to related party	4,400	-
Repayment of notes payable	(2,200)	-
Repayment of notes payable to related parties	(250)	(730)
Repayment of convertible notes payable	-	(1,000)
Net cash provided by financing activities	6,762	8,048
Effect of exchange rate changes on cash and cash equivalents	(1,894)	(622)
Net increase (decrease) in cash and cash equivalents	81	(4,639)

Cash and cash equivalents, beginning of the year	117	6,871
Cash and cash equivalents, end of the year	$198	$2,232

Supplemental disclosure of cash flow information
Interest payments on mortgage loan	$(326)	$(290)
Interest payments on senior convertible note	$-	$(310)
Interest payments on notes payable to related party	$(9)	$(47)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the three months ended
	March 31,
	2018	2017
Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock for conversion of Series A convertible preferred stock	$11,311	$-
Deemed dividend on conversion of Series A convertible preferred stock to common stock	$9,491	$-
Beneficial conversion feature of Series B convertible preferred stock	$388	$-
Deemed dividend related to immediate accretion of beneficial conversion feature of Series B convertible preferred stock	$388	$-
Issuance of common stock for conversion of Series B convertible preferred stock	$994	$-
Deemed dividend on conversion of Series B convertible preferred stock to common stock	$177	$-
Reclassification of warrant liabilities related to warrants exercised for cash	$1,747	$713
Conversion of share settled debt into common stock	$1,074	$2
Issuance of common stock and warrants for conversion of debt and accrued interest	$1,767	$-
Warrants issued associated with convertible notes payable to related party	$2,217	$-
Issuance of debt with debt discount	$-	$205

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

Cognate BioServices, Inc. (“Cognate BioServices”), a company which was related by common ownership until a management buyout of Cognate occurred on February 6, 2018, provides the Company with mission critical contract manufacturing services, research and development services, distribution and logistics, and related services, in compliance with the Company’s specifications and the applicable regulatory requirements for clinical grade cellular products. The Company and Cognate BioServices are currently parties to a series of contracts providing for these services as more fully described below. The Company is dependent on Cognate BioServices to provide the manufacturing services, and any interruption of such services could potentially have a material adverse effect on the Company’s ability to proceed with its clinical trials. Cognate BioServices’ manufacturing facility for clinical-grade cellular products is located in Memphis, Tennessee. In addition, a former Cognate affiliate in the UK (which was formerly part of Cognate BioServices, and is now known as Advent BioServices, a related party relationship to the Company) is preparing for production of DCVax-L products there. The Company and Advent BioServices entered into contract arrangements for manufacturing and related services for the U.K. and Europe on May 14, 2018 (Note 14).

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

2. Liquidity, Financial Condition and Management Plans

During the three months ended March 31, 2018 the Company used approximately $4.8 million of cash in its operating activities. Management believes that the Company has access to capital resources through the sale of equity and debt financing arrangements. Notwithstanding, the Company has not secured any commitments for new financing for this specific purpose at this time.

During the three months ended March 31, 2018, the Company raised approximately $9.2 million in equity and debt securities to fund its operations. The Company had current assets of $1.1 million and a working capital deficit of approximately $102.6 million at March 31, 2018. The Company owed an aggregate of $7.9 million of trade liabilities and accrued expenses to certain related parties as of March 31, 2018.

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

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of March 31, 2018, condensed consolidated statements of operations for the three months ended March 31, 2018 and 2017, condensed consolidated statements of comprehensive loss for the three months ended March 31, 2018 and 2017, condensed consolidated statement of stockholders’ equity (deficit) for the three months ended March 31, 2018, and the condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months ended March 31, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018 or for any future interim period. The condensed consolidated balance sheet at December 31, 2017 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2017, and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on April 17, 2018.

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

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2017 Annual Report.

Adoption of Recent Accounting Pronouncements

Revenue from Contracts with Customer

In April 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-10 to clarify the implementation guidance on licensing and the identification of performance obligations consideration included in ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which is also known as ASC 606, was issued in May 2014 and outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In March 2016, the FASB issued ASU 2016-08 to provide amendments to clarify the implementation guidance on principal versus agent considerations. The Company implemented the standard on the effective date of January 1, 2018 on a modified retrospective basis to contracts which were not completed as of this date. Adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements as we did not have any unrecognized transaction price, or any remaining performance obligations under the Company’s patient service contracts. Payments from patients are non-refundable, and are not dependent on the Company’s ongoing future performance. Due to potential collectability issues with patients, the Company has adopted a policy of recognizing these payments as revenue when received.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements; and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 will be effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company has adopted this guidance during the quarter ended March 31, 2018. The adoption of this update did not impact the Company’s condensed consolidated financial statements and related disclosures.

Statement of Cash Flows

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which addresses specific cash flow classification issues where there is currently diversity in practice including debt prepayment and proceeds from the settlement of insurance claims. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, with early adoption permitted. The Company adopted ASU No. 2016-15 as of January 1, 2018. The adoption of this update did not impact the Company’s condensed consolidated financial statements and related disclosures.

Recent Issued Accounting Pronouncements

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard will be effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the impact that ASU 2016-02 will have on its condensed consolidated financial statements and related disclosures.

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

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

4. Fair Value Measurements

Derivative Warrants Granted in 2018

During the three months ended March 31, 2018, the Company issued approximately 35.7 million warrants (the “Warrants”) to multiple investors (the “Holders”). Since the Company’s adoption of a sequencing policy, the warrants were classified as liabilities and measured at fair value on the grant date, with changes in fair value recognized as other income on the statements of operations and disclosed in the financial statements.

A summary of weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring warrants granted during the three months ended March 31, 2018 is as follows:

	2018 Warrants Granted Associated with
	Series A Convertible	Series B Convertible	Issuance of	Modification of
	Preferred Stock	Preferred Stock	Debt	Warrant Liabilities
Strike price	$0.22	$0.30	$0.30	$0.26
Contractual term (years)	2.0	2.0	5.0	3.8
Volatility (annual)	116%	115%	93%	99%
Risk-free rate	2%	2%	3%	3%
Dividend yield (per share)	0%	0%	0%	0%

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of March 31, 2018 and December 31, 2017 (in thousands):

	Fair value measured at March 31, 2018
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$54,599	$-	$-	$54,599
Embedded conversion feature	3,018	-	-	3,018
Share-settled debt (in default)	2,234	-	-	2,234
Total fair value	$59,851	$-	$-	$59,851

	Fair value measured at December 31, 2017
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$40,171	$-	$-	$40,171
Embedded conversion feature	2,608	-	-	2,608
Share-settled debt (in default)	3,308	-	-	3,308
Total fair value	$46,087	$-	$-	$46,087

There were no transfers between Level 1, 2 or 3 during the three-month period ended March 31, 2018.

The following table presents changes in Level 3 liabilities measured at fair value for the three-month period ended March 31, 2018. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

		Embedded	Share-settled
	Warrant	Conversion	Debt
	Liability	Feature	(in Default)	Total
Balance – January 1, 2018	$40,171	$2,608	$3,308	$46,087
Warrants granted	5,134	-	-	5,134
Extinguishment of warrant liabilities related to warrants exercised for cash	(1,747)	-	-	(1,747)
Conversion of share-settled debt	-	-	(1,074)	(1,074)
Change in fair value	11,041	410	-	11,451
Balance – March 31, 2018	$54,599	$3,018	$2,234	$59,851

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities and embedded conversion feature that are categorized within Level 3 of the fair value hierarchy as of March 31, 2018 is as follows:

	As of March 31, 2018		As of December 31, 2017
	Warrant	Embedded	Warrant	Embedded
	Liability	Conversion Feature	Liability	Conversion Feature
Strike price	$0.30	$0.50	$0.31	$0.50
Contractual term (years)	2.6	2.2	2.6	2.5
Volatility (annual)	105%	106%	110%	102%
Risk-free rate	2%	2%	2%	2%
Dividend yield (per share)	0%	0%	0%	0%

5. Property & Equipment

Property and equipment consist of the following at March 31, 2018 and December 31, 2017 (in thousands):

	March 31,	December 31,	Estimated
	2018	2017	Useful Life
Leasehold improvements	$81	$81	Lesser of lease term or estimated useful life
Office furniture and equipment	25	25	3 years
Computer equipment and software	615	622	3 years
	721	728
Less: accumulated depreciation	(592)	(559)
Total property, plant and equipment, net	$129	$169

Land in the United Kingdom	$29,003	$29,003	NA
Buildings in the United Kingdom	20,061	18,601	15 years
Less: accumulated depreciation	(625)	(285)
Total facilities in the United Kingdom, net	$48,439	$47,319

Depreciation expense was approximately $365,000 and $56,000 for the three months ended March 31, 2018 and 2017.

6. Stock-based Compensation

Stock Options

On January 14, 2018, the Board completed the process for the implementation of option awards for management and employees exercisable for approximately 12% of the authorized shares.

Modification of Stock Options

The Board also approved to extend the term of options that were granted to Dr. Alton Boyton and Dr. Marnix Bosch on June 13, 2017, from 5 years to 10 years. The Company accounted for the modification as a Type I (probable-to-probable) modification and the incremental cost was approximately $0.4 million.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The following table summarizes stock option activities for the Company’s option plans for the three months ended March 31, 2018 (amount in thousands, except per share number):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value
Outstanding as of December 31, 2017	12,656	$10.56	1.9	$-
Granted	11,343	0.25	9.2	227
Forfeited/expired	(11,343)	-	-	-
Outstanding as of March 31, 2018	12,656	$1.32	8.3	$227
Options vested and exercisable	8,673	$1.29	8.3	$156

The following assumptions were used to compute the fair value of stock options granted during the three months ended March 31, 2018:

For the Three Months
Ended
March 31, 2018
Exercise price	$0.25
Expected term (years)	5.0
Expected stock price volatility	93%
Risk-free rate of interest	2%

The weighted average grant date fair value was approximately $1.0 million, including the incremental fair value of $0.4 million resulting from the modification of Dr. Alton Boyton’s and Dr. Marnix Bosch’s options, which is being recognized over the new vesting period of 2.25 years. The total unrecognized compensation cost was approximately $0.1 million as of March 31, 2018, and will be recognized over the next 2.25 years. The Company recorded stock based compensation expense of approximately $0.3 million as part of research and development expense for the three months ended March 31, 2018.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

7. Outstanding Debt

The following table summarizes outstanding debt as of March 31, 2018 and December 31, 2017, respectively (amount in thousands, except per share data):

					Remaining	Fair Value of
		Stated			Debt	Embedded
	Maturity Date	Interest Rate	Conversion Price	Face Value	(Discount)/ Premium	Conversion Option	Carrying Value
Short term convertible notes payable
6% unsecured (1)	Due	6%	$3.09	$135	$-	$-	$135

Short term convertible notes payable - related party
10% unsecured (2)	On Demand	10%	$0.23	4,400	-	-	4,400

Short term notes payable
8% unsecured (3)	9/3/2018 and 12/5/2018	8%	N/A	1,404	204	-	1,608
8% unsecured (4)	6/30/2018	8%	N/A	552	(52)	-	500
10% unsecured (5)	On Demand	10%	N/A	650	-	-	650
12% unsecured (6a)	On Demand	12%	N/A	440	(45)	-	395
				3,046	107	-	3,153
Short term notes payable - related parties
10% unsecured - Related Parties (7)	On Demand	10%	N/A	821	-	-	821
12% unsecured - Related Parties (7)	On Demand	12%	N/A	80	-	-	80
				901	-	-	901

Share-settled debt, at fair value (8)	In Default	18%	$0.27	2,234	-	-	2,234

Short term mortgage loan (9)	8/16/2018 & 11/16/18	12%	N/A	12,076	(286)	-	11,790

Long term convertible notes payable
12% secured convertible notes (10)	6/21/2020	12%	$0.50	5,350	(1,815)	3,018	6,553

Long term notes payable
8% unsecured (11)	6/20/2019	8%	N/A	2,880	(317)	-	2,563

Ending balance as of March 31, 2018				$31,022	$(2,311)	$3,018	$31,729

					Remaining	Fair Value of
		Stated			Debt	Embedded
	Maturity Date	Interest Rate	Conversion Price	Face Value	(Discount)/ Premium	Conversion Option	Carrying Value
Short term convertible notes payable
6% unsecured (1)	Due	6%	$3.09	$135	$-	$-	$135

Short term notes payable
8% unsecured (3)	9/3/2018 and 12/5/2018	8%	N/A	2,007	355	-	2,362
8% unsecured (4)	6/30/2018	8%	N/A	1,655	(103)	-	1,552
10% unsecured (5)	On Demand	10%	N/A	650	-	-	650
12% unsecured (6a)	On Demand	12%	N/A	440	(82)	-	358
8% unsecured (6b)	On Demand	8%	N/A	2,200	-	-	2,200
				6,952	(170)	-	7,122
Short term notes payable - related parties
10% unsecured - Related Parties (7)	On Demand	10%	N/A	1,071	-	-	1,071
12% unsecured - Related Parties (7)	On Demand	12%	N/A	50	-	-	50
				1,121	-	-	1,121

Share-settled debt, at fair value (8)	In Default	18%	$0.24	3,308	-	-	3,308

Short term mortgage loan (9)	8/16/2018 & 11/16/18	12%	N/A	11,629	(403)	-	11,226

Long term convertible notes payable
12% secured convertible notes (10)	6/21/2020	12%	$0.50	5,350	(1,948)	2,608	6,010

Long term notes payable
8% unsecured (11)	6/20/2019	8%	N/A	2,880	(373)	-	2,507

Ending balance as of December 31, 2017				$31,375	$(2,554)	$2,608	$31,429

(1)	This $135,000 note as of March 31, 2018 and December 31, 2017 consists of two separate 6% notes in the amounts of $110,000 and $25,000. In regard to the $110,000 note, the Company has made ongoing attempts to locate the creditor to repay or convert this note, but has been unable to locate the creditor to date. In regard to the $25,000 note, the holder has elected to convert these notes into equity, the Company has delivered the applicable conversion documents to the holder, and the Company is waiting for the holder to execute and return the documents.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(2)

On March 14, 2018 and March 19, 2018, the Company entered into two notes agreement with its Chief Executive Officer, Linda F. Powers, for an aggregate amount of $4.4 million (the “Convertible Notes”). The Convertible Notes bear interest rate at 10% per annum, and are repayable upon 15 days' notice from the holder (and no later than five years from the date of the Convertible Notes).

The Convertible Notes are convertible into Series B Preferred Stock at conversion price of $2.30 for one share of Series B Preferred Stock, and each share of Series B Preferred Stock is convertible into 10 shares of common stock when shares of common stock are authorized and available. Additionally, the Convertible Notes are convertible into the ten Class D-2 Warrants, with half of the Class D-2 Warrants due and issuable when the loan was provided, and half of the Class D-2 Warrants due on a proportional basis in the event of conversion of some or all of the Note. The Class D-2 Warrants are not currently exercisable, and will expire five years after they become exercisable.

The Company issued 9,565,217 Class D-2 Warrants with an exercise price of $0.30 and a fair value of approximately $2.2 million. The fair value of the warrants were recorded as debt discount at the issuance date. The Company recorded $2.2 million interest expenses as amortization on the debt discount immediately due to the term of the Convertible Notes, which are on demand.

(3)	This $1.4 million note as of March 31, 2018 consists of two separate 8% notes in the amounts of $0.6 million and $0.8 million.

During the quarter ended March 31, 2018, the Company converted approximately $0.6 million principal and $33,000 accrued interest into approximately 1.8 million shares of common stock at fair value of $0.6 million. The Company recorded an approximate $67,000 debt extinguishment gain from this conversion.

(4)	On December 30, 2016, the Company entered into a note purchase agreement (the “Note”) with an individual investor for an aggregate principal amount of $3.3 million. The Note bore interest at 8% per annum with 18 months term. The Note carries an original issue discount of $0.3 million and $10,000 legal cost that was reimbursable to the investor.

During the quarter ended March 31, 2018, the Company entered into multiple exchange agreement with the Note holder to convert approximately $1.1 million principal and $26,000 accrued interest into approximately 3.2 million shares of common stock at fair value of $1.0 million. The Company recorded an approximate $0.1 million debt extinguishment gain from this conversion.

(5)	In 2017, the Company entered multiple promissory note agreement (the “Notes”) with certain investors for an aggregate principal amount of $2.4 million. The Notes bore interest at either 0%, 10% or 12% per annum, and were payable upon demand.

The accrued interest associated with the Notes were $42,000 as of March 31, 2018.

(6a)	In 2017, the Company entered two promissory note agreements (the “Notes”) with the same investor for an aggregate principal amount of $0.4 million. The Notes bore interest at 12% per annum, and is payable upon demand. The Company also issued approximately 1.2 million warrants with a weighted average strike price of $0.19 in conjunction the Note. The Company recorded $0.1 million debt discount at the issuance date, which is the fair value of the warrants.

The remaining debt discount associated with the Notes was $45,000 as of March 31, 2018.

(6b)	On December 29, 2017, the Company entered a promissory note agreements (the “Note”) with a third party for principal amount of $2.2 million. The Note bore interest at 8% per annum, and is payable upon demand.

During the quarter ended March 31, 2018, the Company made full repayment to the Note holder in the amount of $2.2 million, including $9,000 related to accrued interest.

(7)	Related Party Notes

Goldman Notes

In 2017, Leslie J. Goldman, an officer of the Company, loaned the Company an aggregate amount of $1.3 million pursuant to certain Demand Promissory Note Agreements. On January 3, 2018, Mr. Leslie loaned the Company additional $30,000 (collectively the “Goldman Notes”). Approximately $0.5 million of the Goldman Notes bear interest at the rate of 12% per annum, and $0.9 million of the Goldman Notes bear interest at the rate of 10% per annum.

During the quarter ended March 31, 2018, the Company made an aggregate principal payment of $0.1 million to the Goldman Notes.

The outstanding principal amount for Goldman Notes was approximately $0.3 million and $0.4 million as of March 31, 2018 and December 31, 2017, respectively.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Toucan Notes

In 2017, Toucan Capital Fund III loaned the Company an aggregate amount of $1.2 million pursuant to multiple Demand Promissory Notes (the “Toucan Notes”). The Toucan Notes bear interest at 10% per annum, and are payable upon demand, with 7 days’ prior written notice to the Company.

During the quarter ended March 31, 2018, the Company made an aggregate principal payment of $150,000 to the Toucan Notes.

The outstanding principal amount for Toucan Notes was approximately $0.3 million and $0.4 million as of March 31, 2018 and December 31, 2017, respectively.

Board of Directors Notes

In 2017, Jerry Jasinowski, Robert Farmer and Cofer Black, members of the Company’s Board of Directors, loaned the Company an aggregate amount of $300,000 pursuant to multiple Demand Promissory Notes (the “Notes”). The Notes bear interest at 10% per annum, and are payable upon demand, with 7 days’ prior written notice to the Company.

No repayments have been made on any of these notes. The full principal amounts remained outstanding as of March 31, 2018.

(8)	During the quarter ended March 31, 2018, the holder of the Company’s share-settled debt converted approximately $1.1 million of outstanding share-settled debt.

(9)	The two mortgage loans will be due on August 16, 2018 and November 16, 2018. During the quarter ended March 31, 2008, the Company made $326,000 interest payment

(10)

These long term secured convertible notes (the “Notes”) have a 3-year maturity and bear interest at 12% per annum. No interest will be payable during the term, but interest will accrue and be payable at maturity. The Notes are secured by the property owned by the Company in the U.K., and not by any other assets of the Company. The Notes and accrued interest will be convertible at any time during the term at fixed conversion prices: 50% of the principal and accrued interest will be convertible at $0.25 per share, 25% of the principal and accrued interest will be convertible at $0.50 per share and 25% of the principal and accrued interest will be convertible at $1.00 per share.

The Notes contained an embedded conversion feature which had been revalued as of March 31, 2018 to $3,018,000 (see note 4).

(11)

On December 20, 2017, the Company entered into a note purchase agreement (the “Note”) with an individual investor for an aggregate principal amount of $2,880,000. The Note bears interest at 8% per annum with a 2-year term. The Note carries an original issue discount of $375,000 and $5,000 legal cost that was reimbursable to the investor.

No repayments have been made on the Note. The remaining debt discount and accrued interest associated with the Note as of March 31, 2018 was $317,000 and $64,000, respectively.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The following table summarizes total interest expenses related to senior convertible notes, other notes and mortgage loan for the three months ended March 31, 2018 and 2017, respectively (in thousands):

	For the three months ended
	March 31,
	2018	2017
Interest expenses related to 2014 Senior convertible notes:
Contractual interest	$-	$385
Amortization of debt issuance costs	-	175
Total interest expenses related to senior convertible notes	-	560
Interest expenses related to other notes:
Contractual interest	523	144
Amortization on debt premium	(150)	-
Amortization of debt discount	2,494	80
Total interest expenses related to other notes	2,867	224
Interest expenses related to mortgage loan:
Contractual interest	323	288
Amortization of debt issuance costs	133	118
Total interest expenses on the mortgage loan	456	406
Other interest expenses	1	4
Total interest expense	$3,324	$1,194

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

The following securities were not included in the diluted net loss per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the three months ended
	March 31,
	2018	2017
Series A convertible preferred stock	34,863	-
Series B convertible preferred stock	63,557	-
Common stock options	12,656	1,551
Common stock warrants - equity treatment	-	37,682
Common stock warrants - liability treatment	349,056	63,841
Share-settled debt and accrued interest, at fair value	12,757	21,600
Convertible notes and accrued interest	35,380	1,625
Potentially dilutive securities	508,269	126,299

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

9. Related Party Transactions

Cognate & Advent Expenses and Accounts Payable

During the quarter ended March 31, 2018, the Company incurred research and development cost from Cognate BioServices and Advent BioSerivces approximately $1.4 million and $1.9 million (including certain one-time costs for program initiation in the UK), respectively.

Cognate Organization

As previously reported, the Company is consolidating its manufacturing arrangements for the European region in the U.K., where the manufacturing and related services will be conducted by Advent BioServices, after closing down such activities in Germany and Israel. During the quarter ended March 31, 2018, approximately $1.9 million of the total research and development cost were related to Advent BioServices and activities outside the US, and are included in the overall amounts reported with respect to Cognate BioServices.

Other Related Parties

Linda F. Powers - Demand Loans

On March 14, 2018 and March 19, 2018, the Company entered into two notes agreement with its Chief Executive Officer, Linda F. Powers, for an aggregate amount of $4.4 million (the “Convertible Notes”). The Convertible Notes bore interest rate at 10% per annum, and is repayable upon 15 days' notice from the holder (and no later than five years from the date of the Convertible Notes).

The Convertible Notes are convertible into Series B Preferred Stock at conversion price of $2.30 for one share of Series B Preferred Stock, and each share of Series B Preferred Stock is convertible into 10 shares of common stock. Additionally, Class D-2 Warrants may be issued which are exercisable for a number of shares of common stock equal to the number of common shares into which the Series B shares are convertible, with half of the Class D-2 Warrants due and issuable when the loan was provided, and half of the Class D-2 Warrants due on a proportional basis in the event of conversion of some or all of the Note. The Class D-2 Warrants were not exercisable until May 2, 2018, and will expire five years after they became exercisable.

The Company issued 9,565,217 Class D-2 Warrants with an exercise price of $0.30 and a fair value of approximately $2.2 million. The fair value of the warrants was recorded as debt discount at the issuance date. The Company recorded $2.2 million interest expenses as amortization on the debt discount immediately due to the term of the Convertible Notes, which are on demand.

Leslie J. Goldman - Demand Loans

In 2017, Leslie J. Goldman, an officer of the Company, loaned the Company an aggregate amount of $1.3 million pursuant to certain Demand Promissory Note Agreements. On January 3, 2018, Mr. Leslie loaned the Company additional $30,000 (collectively the “Goldman Notes”). Approximately $0.5 million of the Goldman Notes bore interest at the rate of 12% per annum, and $0.9 million of the Goldman Notes bore interest at the rate of 10% per annum.

During the quarter ended March 31, 2018, the Company made an aggregate principal payment of $0.1 million to the Goldman Notes.

The outstanding principal amount for Goldman Notes was approximately $0.3 million and $0.4 million as of March 31, 2018 and December 31, 2017, respectively.

Toucan Capital III Fund - Demand Loans

In 2017, Toucan Capital Fund III loaned the Company an aggregate amount of $1.2 million pursuant to multiple Demand Promissory Notes (the “Toucan Notes”). The Toucan Notes bear interest at 10% per annum, and are payable upon demand, with 7 days’ prior written notice to the Company.

During the quarter ended March 31, 2018, the Company made an aggregate principal payment of $150,000 to the Toucan Notes.

The outstanding principal amount for Toucan Notes was $0.3 million and $0.4 million as of March 31, 2018 and December 31, 2017, respectively.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Board of Directors - Demand Loans

In 2017, Jerry Jasinowski, Robert Farmer and Cofer Black, members of the Company’s Board of Directors, loaned the Company an aggregate amount of $0.3 million pursuant to multiple Demand Promissory Notes (the “Notes”). The Notes bear interest at 10% per annum, and are payable upon demand, with 7 days’ prior written notice to the Company.

No repayments have been made on any of these notes. The full principal amounts remained outstanding as of March 31, 2018.

10. Temporary Equity

Series A Convertible Preferred Stock

The following table summarizes the Company’s Series A Convertible Preferred Stock activities for the year ended December 31, 2017 (amount in thousands):

	Series A Convertible Preferred Stock
	Shares	Amount
Balance as of January 1, 2018	9,720	$7,439
Issuance of Series A convertible preferred stock and warrants for cash (net of $0.5 million warrant liability)	294	-
Issuance of common stock for conversion of Series A convertible preferred stock	(6,528)	(11,311)
Deemed dividends on conversion of Series A convertible preferred stock to common stock	-	9,491
Balance as of March 31, 2018	3,486	$5,619

During the quarter ended March 31, 2018, the Company issued 294,118 shares of the Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Shares”), at a purchase price of $1.70 per share, and 2 year Class D-1 Common Stock Purchase Warrants (the “Class D-1 Warrants”) to purchase up to 2.9 million shares of common stock at an exercise price of $0.22 per share. The Company received $0.5 million cash.

The Series A Shares are convertible into common stock after May 2, 2018 (see note 14). Each Series A Shares will be convertible at the option of the holder, at any time, into a total of 10 shares of common stock, par value $0.001 per share, for a total of 2.9 million shares of common stock (the equivalent of a conversion price of $0.17 per share of common stock). The Class D-1 Warrants are not currently exercisable and will become exercisable only when shares of common stock are available for issuance upon exercise.

Due to the Sequencing Policy, the Class D-1 Warrants were classified as warrant liabilities. On the issuance date, the Company estimated the fair value of the Class D-1 Warrants at approximately $500,000 under the Black-Scholes option pricing model using the following primary assumptions: contractual term of 2.0 years, volatility rate of 116%, risk-free interest rate of 2% and expected dividend rate of 0%. The fair value of the Class D-1 Warrants was allocated to the $500,000 proceeds, creating a corresponding preferred stock discount in the same amount.

The Company determined that the Series A Shares contain contingent redemption provisions allowing redemption by the holder upon certain defined events (“deemed liquidation events”). As the event that may trigger the redemption of the Series A Shares is not solely within the Company’s control, the Series A Shares are classified as mezzanine equity (temporary equity) in the Company’s consolidated balance sheets.

The Series A Shares are not currently redeemable and, as of March 31, 2018, it is not probable they will become redeemable as redemption is contingent on a change of control event. As such, accretion of the remaining discount to the Series A Share aggregate liquidation preference is not made until it is probable that the Series A Shares will become redeemable.

During the quarter ended March 31, 2018, certain Series A Investors converted 6.5 million shares of Series A Shares into 65.3 million shares of common stock in accordance with their terms. The Company recognized approximately $9.5 million of deemed dividends upon such conversion.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Series B Convertible Preferred Stock

The following table summarizes the Company’s Series B Convertible Preferred Stock activities for the year ended December 31, 2017 (amount in thousands):

	Series B Convertible Preferred Stock
	Shares	Amount
Balance as of January 1, 2018	5,582	$12,601
Issuance of Series B convertible preferred stock and warrants for cash (net of $2.3 million warrant liability and $0.1 million subscription receivable)	1,206	395
Beneficial conversion feature of Series B convertible preferred stock	-	(388)
Deemed dividends related to immediate accretion of beneficial conversion feature of Series B convertible preferred stock	-	388
Issuance of common stock for conversion of Series B convertible preferred stock	(432)	(994)
Deemed dividends on conversion of Series B convertible preferred stock to common stock	-	177
Balance as of March 31, 2018	6,356	$12,179

During the quarter ended March 31, 2018, the Company issued 1.2 million shares of the Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Shares”), at a purchase price of $2.30 per share, and 2 year Class D-2 Common Stock Purchase Warrants (the “Class D-2 Warrants”) to purchase up to 12.1 million shares of common stock at an exercise price of $0.30 per share. The Company received $2.7 million cash, which was net of $0.1 million subscription receivable.

The Series B Preferred Stock are convertible into common stock after May 2, 2018 (see Note 14). Each share of Series B Preferred Stock will be convertible at the option of the holder, at any time, into a total of 10 shares of common stock, par value $0.001 per share, for a total of 12.1 million shares of common stock (the equivalent of a conversion price of $0.23 per share of common stock). The Class D-2 Warrants are not currently exercisable and will become exercisable only when shares of common stock are available for issuance upon exercise.

Due to the Sequencing Policy, the Class D-2 Warrants were classified as warrant liabilities. On the issuance date, the Company estimated the fair value of the Class D-2 Warrants at approximately $2.3 million under the Black-Scholes option pricing model using the following primary assumptions: contractual term of 2.0 years, volatility rate of 115%, risk-free interest rate of 2% and expected dividend rate of 0%. The entire fair value of the Class D-2 Warrants was allocated to the $2.7 million net proceeds, creating a corresponding preferred stock discount in the same amount.

The Company determined that the Series B Shares contain contingent redemption provisions allowing redemption by the holder upon certain defined events (“deemed liquidation events”). As the event that may trigger the redemption of the Series B Shares is not solely within the Company’s control, the Series B Shares are classified as mezzanine equity (temporary equity) in the Company’s consolidated balance sheets, net of a subscription receivable of $0.1 million.

The initial fair value of the warrants of approximately $2.3 million was deducted from the gross proceeds from the Series B Investors to arrive at the initial discounted carrying value of the Series B Shares. The initial discounted carrying value resulted in recognition of a beneficial conversion feature of $0.4 million, further reducing the initial carrying value of the Series B Shares. The resulting discount to the aggregate stated value of the Series B Shares, resulting from recognition of the beneficial conversion feature, was immediately accreted as a reduction of additional paid-in capital and an increase in the carrying value of the Series B Shares. The accretion is presented in the Consolidated Statement of Operations as a deemed dividend, increasing net loss to arrive at net loss attributable to common stockholders.

The Series B Shares are not currently redeemable and, as of March 31, 2018, it is not probable they will become redeemable as redemption is contingent on a change of control event. As such, accretion of the remaining discount to the Series B Share aggregate liquidation preference is not made until it is probable that the Series B Shares will become redeemable.

During the quarter ended March 31, 2018, certain Series B Investors converted 0.4 million shares of Series B Shares into 4.3 million shares of common stock based on original term. The Company recognized approximately $0.2 million of deemed dividends upon such conversion.

11. Stockholders’ Equity (Deficit)

Debt Conversion

During the quarter ended March 31, 2018, the Company converted approximately $1.7 million principal and $61,000 accrued interest into approximately 5 million shares of common stock at fair value of $1.6 million. The Company recorded an approximate $0.2 million debt extinguishment gain from the conversion.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Warrants Exercised for Cash

During the quarter ended March 31, 2018, the Company issued approximately 6.8 million shares of common stock from the exercise of warrants with an exercise price from $0.22 to $0.26 for aggregate proceeds of $1.6 million.

Share-settled Debt

During the quarter ended March 31, 2018, the Company issued 4.3 million shares of common stock to the holder of the Company’s share-settled debt as advance payment for future debt conversion. The fair value of the remaining share-settled debt will be reduced when the Company is notified by the Holder of the value at which the shares have been sold.

As of March 31, 2018, the outstanding share-settled debt was approximately $2.2 million.

Common Stock Purchase Warrants

The Company and certain investors agreed to modify the terms of outstanding warrants held by such investors. Pursuant to the agreements, the investors agreed not to exercise their warrants before a vote of the shareholders of the Company on whether to increase the authorized capital stock of the Company is held or a predetermined date of either June 1, 2018 or four months from the date of the agreement. The Company held a Special Meeting on April 27, 2018 at which the shareholders voted to increase the authorized capital stock. The increase was effected May 2, 2018 and the warrants then became exercisable (see note 14). The modifications generally provided for a one-year extension to the expiration date of such warrants and a decrease in the exercise price of the warrants.

During the quarter ended March 31, 2018, the Company modified approximately 124 million warrants, with new expiration dates ranging between 2018 and 2023, and new exercise prices ranging between $0.24 and $2.50. These warrants, pursuant to the sequencing policy, were reclassified as liabilities.

The following is a summary of warrant activity for the three months ended March 31, 2018 (in thousands, except per share data):

	Number of	Weighted Average	Remaining
	Warrants	Exercise Price	Contractual Term
Outstanding as of January 1, 2018	320,406	$0.50	2.62
Warrants granted	35,732	0.69
Warrants exercised for cash	(6,796)	0.01
Warrants expired and cancellation	(285)	9.28
Outstanding as of March 31, 2018	349,057	$0.31	2.57

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

Cognate

The Company has an implicit variable interest in Cognate to potentially fund Cognate’s losses (if Cognate incurs losses).  The Company determines whether it is the primary beneficiary of Cognate upon its initial involvement and the Company reassess whether it is the primary beneficiary of Cognate on an ongoing basis.  The determination of whether the Company is the primary beneficiary of Cognate is based upon the facts and circumstances and requires significant judgment.  The Company’s considerations in determining Cognate’s most significant activities and whether the Company has power to direct those activities include, but are not limited to, Cognate’s purpose and design and the risks passed through to investors, the voting interests of Cognate, management, service and/or other agreements of Cognate, involvement in Cognate’s initial design and the existence of explicit or implicit financial guarantees.  As of March 31, 2018 and December 31, 2017, the Company did not have the power over the most significant activities (control of operating decisions) and therefore did not meet the "power" criteria of the primary beneficiary.

The maximum exposure to loss is limited to the notional amounts of the implicit variable interest in Cognate.  The Company has no current plans to provide any support additional to that which is noted above.  Therefore, the maximum exposure to loss from its implicit interest is limited to $4.5 million as of March 31, 2018; which is the shutdown fee the Company must pay to terminate their relationship with Cognate.

Advent

On May 14, 2018, the Company entered into a DCVax-L Manufacturing and Services Agreement with Advent BioServices, a related party which was formerly part of Cognate and was spun off separately as part of an institutional financing of Cognate. The Advent Agreement provides for manufacturing of DCVax-L products for the European region. See Note 14 for more detail.   Similar to Cognate, the Company has an implicit variable interest in Advent to potentially fund Advent’s losses (if Advent incurs losses).  As of March 31, 2018, the Company did not have the power over the most significant activities (control of operating decisions) and therefore did not meet the "power" criteria of the primary beneficiary.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The maximum exposure to loss is limited to the notional amounts of the implicit variable interest in Advent.  Under the Advent Agreement, either party may terminate at any time upon twelve months’ notice, providing a transition period for technology transfer.  Accordingly, the maximum exposure to loss from the Company’s implicit variable interest in Advent is limited to $0 as of March 31, 2018, but is $5.2 million as of May 14, 2018, which is the minimum twelve-monthly payments the Company must pay to terminate their relationship with Advent.

13. Commitments and Contingencies

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

14. Subsequent Events

Increase Authorized Shares

On April 27, 2018, the Company held a Special Meeting of Shareholders to vote on several matters, including increasing the number of authorized shares of common stock from 450,000,000 to 1,200,000,000, par value $0.001 per share, and increasing the number of authorized shares of preferred stock from 40,000,000 to 100,000,000, par value $0.001 per share. The shareholders approved both increases, with 87% of the votes cast in favor of the increase in common stock and 86% of the votes cast in favor of the increase in preferred stock. On May 2, 2018, the Company filed a Certificate of Amendment of its Seventh Amended and Restated Certificate of Incorporation with the Secretary of the State of Delaware, which effected the increase in authorized shares of common stock and the increase in authorized shares of preferred stock.

Series B Preferred Stock Financing

During May 2018, the Company sold 230,000 shares of Series B convertible preferred stock at a price of $2.30 per share and issued approximately 2.3 million Class D-2 Warrants exercisable at $0.30 per share for a period of 2 years for an aggregate of $529,000.

Debt Offering

On April 25, 2018, the Company entered into a Convertible Secured Full Recourse Redeemable Note Agreement (the “Secured Note”) of $1.3 million with an existing investor, who is currently holding certain share-settled debt of the Company. The Secured Note included 10% OID, bears interest at a rate of 6% per annum, and will be due on April 25, 2019.

On April 26, 2018, the Company and its Chief Executive Officer, Linda F. Powers, entered into a note and loan agreement for a loan of $1.0 million by Ms. Powers to the Company. The note is convertible into Series B Preferred Stock at $2.30 per share (with each share of Series B Preferred Stock convertible into ten shares of common stock at $0.23 per share). In addition, Class D-2 Warrants may be issued which are exercisable for a number of shares of common stock equal to the number of common shares into which the Series B shares are convertible, with warrants on half of the Note repayment amount due and issuable when the loan was provided, and warrants on half of the Note repayment amount due on a proportional basis in the event of conversion of some or all of the Note. The exercise price of the Class D-2 Warrants is $0.30 per share. The Note bears interest at a rate of 10% per annum, and is repayable upon 15 days’ notice from the holder (and no later than five years from the date of the Note).

Debt Conversion

On April 17, 2018, approximately $478,000 principal and $19,000 of accrued interest on certain notes were converted into approximately 2.8 million shares of common stock.

Share-settled Debt

On May 10, 2018, the Company issued 2 million shares of common stock to the holder of the Company’s share-settled debt as advance payment for future debt conversion.

Advent BioServices Agreement

On May 14, 2018, the Company entered into a DCVax-L Manufacturing and Services Agreement with Advent BioServices, a related party which was formerly part of Cognate BioServices and was spun off separately as part of an institutional financing of Cognate. The Advent Agreement provides for manufacturing of DCVax-L products for the European region. The Agreement is structured in the same manner as the Company’s existing Agreement with Cognate BioServices. The Advent Agreement provides for a program initiation payment of approximately $1.0 million (£0.7 million), in connection with technology transfer to the UK, development of new Standard Operating Procedures (SOPs), training of personnel, selection of new suppliers and auditing for GMP compliance, and other preparatory activities. The Advent Agreement provides for certain payments for achievement of milestones and, as is the case under the existing agreement with Cognate BioServices, the Company is required to pay certain fees for dedicated production capacity reserved exclusively for DCVax production, and pay for a certain minimum number of patients, whether or not the Company fully utilizes the dedicated capacity and number of patients.

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

ASC Topic 718 requires that there be enough authorized common shares underlying the stock options in order to establish a grant date. Under ASC Topic 718, the grant date for the above stock options will occur when the Company files a Certificate of Amendment, which effected an increase in the Company’s authorized shares of common stock, from 450,000,000 to 1,200,000,000 and when the key terms of the stock options are known.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements included with this report. In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words “believe,” “expect,” “intend,” “anticipate,” and similar expressions are used to identify forward-looking statements, but some forward-looking statements are expressed differently. Many factors could affect our actual results, including those factors described under “Risk Factors” in our Form 10-K for the year ended December 31, 2017 and in Part II Item 1A of this report. These factors, among others, could cause results to differ materially from those presently anticipated by us. You should not place undue reliance on these forward-looking statements.

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

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2017. Our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

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

Three Months Ended March 31, 2018 and 2017

For the three months ended March 31, 2018 and 2017, net cash used in operations was $4.8 million and $12.3 million, respectively. We recognized a net loss of $21.5 million and $12.6 million for the three months ended March 31, 2018 and 2017, respectively.

Research and Development Expense

For the three months ended March 31, 2018 and 2017, research and development expense was $4.7 million and $5.0 million, respectively. At March 31, 2018, we owed Cognate and Advent BioServices $6.0 million and $1.8 million for unpaid invoices, respectively.

We incurred research and development costs related to Cognate and Advent BioServices, combined, of $3.3 million and $2.5 million for the three months ended March 31, 2018 and 2017, respectively. The increase comparing with 2017 was primarily due to an increased cost from Advent BioServices.

For the three months ended March 31, 2018 and 2017, we made cash payments of approximately $0.7 million and $3.2 million, respectively, in connection with our clinical programs, R&D and facilities development.

General and Administrative Expense

General and administrative expense were $3.0 million for both the three months ended March 31, 2018 and the three months ended March 31, 2017.

Legal Expenses

Legal costs were $1.2 million for the three months ended March 31, 2018 versus $3.9 million for the three months ended March 31, 2017. The decrease in 2018 was primarily due to less litigation matters in 2018 comparing with 2017.

Change in fair value of derivatives

During the three months ended March 31, 2018 we recognized a non-cash loss of $11.5 million as compared to a non-cash gain of approximately $1.4 million for the three months ended March 31, 2017.

The non-cash loss during the quarter ended March 31, 2018 was primarily due to the increase of stock price and number of warrants outstanding as of March 31, 2018 comparing with December 31, 2017. As of March 31, 2018 there were approximately 349 million warrants outstanding as of compared to 102 million warrants as of March 31, 2017.

Interest Expense

During the quarter ended March 31, 2018 and 2017, we recorded interest expense of $3.3 million and $1.2 million, respectively. Interest expense increased in 2018 as compared to 2017 primarily due to the increase from amortization on debt discount. We recorded approximately $2.2 million of debt amortization costs on Ms. Powers’ $4.4 million convertible notes.

Liquidity and Capital Resources

We have experienced recurring losses from operations since inception. During the three months ended March 31, 2018, net cash outflows from operations were $4.8 million for all of the Company’s ongoing programs (including the 331-patient Phase III trial of DCVax-L in the US, Europe and Canada, the Phase I/II DCVax-Direct clinical program, and early access programs) as well as preparations for new clinical programs and for manufacturing capacity in Europe.

Our condensed consolidated financial statements indicate there is substantial doubt about our ability to continue as a going concern as we are dependent on our ability to obtain short term financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis, as well as successfully obtain financing on favorable terms to fund our long-term plans.  We can give no assurance that our plans and efforts to achieve the above steps will be successful.

At March 31, 2018, current assets totaled $1.1 million, compared to $1.4 million at December 31, 2017. Current assets less current liabilities produced a working capital deficit in the amount of $102.6 million and $86.3 million at March 31, 2018 and December 31, 2017, respectively.

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

Contingent Contractual Payment

The following table summarizes our contractual obligations as of March 31, 2018 (amount in thousands):

	Payment Due by Period
		Less than	1 to 2
	Total	1 Year	Years
Short term convertible notes payable - related party (1)
10% unsecured	$4,420	$4,420	$-
Short term notes payable (2)
8% unsecured	2,039	2,039	-
10% unsecured	724	724
12% unsecured	480	480	-
Short term notes payable - related parties (3)
10% unsecured - (on demand)	1,001	1,001	-
12% unsecured - (on demand)	54	54	-
Long term convertible notes payable (4)
12% secured convertible notes and interest	6,955	-	6,955
Long term notes payable (5)
8% unsecured	3,226	-	3,226
Share-settled debt, at fair value (6)	3,444	3,444	-
Mortgage loan and interest (7)	12,699	12,699	-
Operating leases (8)	1,350	827	523
Purchase obligation (9)
Total	$36,392	$25,688	$10,704

(1) The obligations related to short term convertible notes to Linda Powers were approximately $4.4 million as of March 31, 2018, which included contractual unpaid interest of $20,000.

(2) The obligations related to short term notes were approximately $3.2 million as of March 31, 2018, which included remaining contractual unpaid interest of $0.2 million.

(3) The obligations related to short term notes to related parties were approximately $1.1 million as of March 31, 2018, which included unpaid interest of $0.1 million. The obligations included loans of $50,000 from Cofer Black, a Company Director; $125,000 from Jerry Jasinowski, a Company Director; $125,000 from Robert Farmer, a Company Director; $344,000 remaining balance owed to Leslie Goldman, an officer of the Company, and $257,000 remaining balance owed to Toucan Capital Fund III from its loans in April 2017 and June 2017.

(4) The obligations related to long term convertible notes were approximately $7.0 million as of March 31, 2018, which included unpaid interest of $1.7 million. The convertible notes will be due in June 2020.

(5) The obligations related to long term notes were approximately $3.2 million as of March 31, 2018, which included unpaid interest of $0.3 million. The convertible notes will be due in June 2019.

(6) The obligations related to share settled debt were approximately $3.4 million as of March 31, 2018, which included $1.2 million accrued interest.

(7) The obligations related to the mortgage loan were approximately $12.7 million as of March 31, 2018, which included $1.2 million renewal fee and exit fee which will be due at end of the loan term, and $0.6 million of remaining interest payments.

(8) The operating lease obligations during the next 2 years included $325,000 and $16,000 to our office in Maryland and Germany. We also assumed Cognate Bioservices, GmbH’s lease agreement for the facility that was to manufacture DCVax®-L products in Germany, and we agreed to pay $479,000 (400,000 Euros) settlement fee to the lessor in 2018. During the quarter ended March 31, 2018, we have made payment of approximately $295,000 (250,000 Euros). We also included approximately $0.6 million and $0.4 million of minimum lease payments in 2018 and 2019, respectively. Advent BioServices is the lessee for a facility where DCVax-L products are being manufactured in the U.K. Since we are not a direct party to this lease, Advent is charging us its share of the cost of this lease on a monthly basis and therefore we are including the minimum lease payments in this table.

(9) We have possible contingent obligations to pay certain fees to Cognate BioServices (in addition to any other remedies) if we shut down or suspend its DCVax-L program or DCVax-Direct program.  These obligations are not reflected in the accompanying balance sheets. For a shut down or suspension of the DCVax-L program, the fees will be as follows:

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

As of March 31, 2018, there were not any shut-down or suspension fees triggered.

While our DCVax programs are ongoing, we are required to pay certain fees for dedicated production suites or capacity reserved exclusively for DCVax production, and pay for a certain minimum number of patients, whether or not we fully utilize the dedicated capacity and number of patients. We are in the process of negotiating with Cognate for a reduction of such fees during 2018.

Operating Activities

During the three months ended March 31, 2018 and March 31, 2017, net cash outflows from operations were $4.8 million and $12.3 million, respectively. The decrease in cash used in operating activities was primarily attributable to the decrease in the levels of activity in our ongoing clinical programs, as well as limited resources.

Investing Activities

During the three months ended March 31, 2017, we received $218,000 cash refund from certain vendors regarding UK facility leasehold improvement.

Financing Activities

We received approximately $3.2 million and $6.7 million cash proceeds from issuance of preferred stock, common stock and warrants in a public offering during the three months ended March 31, 2018 and 2017, respectively.

We received $1.6 million from the exercise of warrants during the three months ended March 31, 2018.

We received approximately $4.4 million and $3.0 million cash proceeds from issuance of multiple debt to third parties and related party during the three months ended March 31, 2018 and 2017, respectively.

We made an aggregate debt payment of $2.4 million and $1.7 million during the three months ended March 31, 2018 and 2017, respectively.

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

Based on our analysis, as of March 31, 2018, the effect of a 100+/- basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss are considered immaterial.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Certain of our Company’s finance and accounting functions are performed by an external firm on a contract services basis. This firm specializes in providing finance and accounting functions for biotech companies, and the founders and senior managers are highly experienced former partners of national accounting firms. Further, the Company is engaged with a second external firm: one that specializes in Sarbanes-Oxley matters and helping public companies improve their controls and procedures. Together with these two external firms, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on the evaluation of our disclosure controls and procedures, our principal executive, financial and accounting officer concluded that during the period covered by this report, our Company’s processes for internally reporting material information in a systematic manner to allow for timely filing of material information were not effective, due to inherent limitations from being a small company, and the three material weaknesses described in our December 31, 2017 Form 10-K remain as of the filing of this form 10-Q.  We continue to implement the enhanced procedures and controls developed during 2016 and 2017, and we continue to work together with the two external firms to further strengthen our disclosure controls and procedures, and further mitigate the remaining weaknesses.

Changes in Internal Control over Financial Reporting

We continue to make further improvements to our internal controls over financial reporting, in addition to the improvements developed in 2016 and 2017. During the quarter ended March 31, 2018, we implemented enhanced procedures to identify and disclose related party transactions.  These enhanced procedures did not result in identifying any related party transactions other than the ones already known and disclosed. We will continue to take steps to improve our internal control system and to address the remaining deficiencies, but the timing of such steps is uncertain and our ability to retain or attract qualified individuals to undertake these functions is also uncertain.  There were no changes in our internal control over financial reporting in the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NORTHWEST BIOTHERAPEUTICS, INC

Dated: May 16, 2018	By:	/s/ Linda F. Powers
		Name:	Linda F. Powers

		Title:	President and Chief Executive Officer
Principal Executive Officer
Principal Financial and Accounting Officer