Form 10-Q
period 2018-06-30
NORTHWEST BIOTHERAPEUTICS INC
filed 2018-08-14
CIK 1072379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.         ☐

As of August 13, 2018, the total number of shares of common stock, par value $0.001 per share, outstanding was 447,943,999.

NORTHWEST BIOTHERAPEUTICS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$1,597	$117
Prepaid expenses and other current assets	838	1,285
Total current assets	2,435	1,402

Non-current assets:
Property, plant and equipment, net	45,980	47,488
Other assets	61	17
Total non-current assets	46,041	47,505

TOTAL ASSETS	$48,476	$48,907

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$18,379	$13,015
Accounts payable and accrued expenses to related parties and affiliates	2,368	5,385
Convertible notes, net	135	135
Convertible notes to related party	5,400	-
Notes payable, net	5,102	7,122
Notes payable to related party	369	1,121
Share settled debt, at fair value (in default)	1,562	3,308
Environmental remediation liability	6,200	6,200
Shares payable	138	-
Warrant liability	52,389	40,171
Mortgage loan, net	6,504	11,226
Total current liabilities	98,546	87,683

Non-current liabilities:
Convertible notes payable, net of current portion, net	6,474	6,010
Note payable, net of current portion, net	2,511	2,507
Mortgage loan, net of current portion, net	4,735	-
Total non-current liabilities	13,720	8,517

Total liabilities	112,266	96,200

Preferred stock ($0.001 par value); 100,000,000 shares authorized as of June 30, 2018 and December 31, 2017, respectively
Convertible Series A, 15,000,000 shares designated - 3.2 million and 9.7 million shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively; aggregate liquidation preference of $7,137	6,181	7,439
Convertible Series B, 15,000,000 shares designated - 7.5 million and 5.6 million shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively; aggregate liquidation preference of $17,527	14,333	12,601

COMMITMENTS AND CONTINGENCIES

Stockholders' equity (deficit):
Common stock ($0.001 par value); 1,200,000,000 shares authorized; 444.6 million and 328.9 million shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	444	329
Additional paid-in capital	746,509	721,554
Accumulated deficit	(831,341)	(788,619)
Accumulated other comprehensive loss	84	(597)
Total stockholders' equity (deficit)	(84,304)	(67,333)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) AND TEMPORARY EQUITY	$48,476	$48,907

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Research and other	$278	$88	$410	$156
Total revenues	278	88	410	156
Operating costs and expenses:
Research and development	5,282	5,466	10,015	10,501
General and administrative	14,449	3,284	17,454	6,289
Legal expenses	901	2,003	2,111	5,935
Total operating costs and expenses	20,632	10,753	29,580	22,725
Loss from operations	(20,354)	(10,665)	(29,170)	(22,569)
Other income (expense):
Change in fair value of derivative liabilities	6,313	6,457	(5,138)	7,896
Net loss from extinguishment of debt	(816)	(7,007)	(601)	(8,542)
Interest expense	(3,302)	(1,308)	(6,626)	(2,502)
Foreign currency transaction gain	(3,018)	2,270	(1,187)	2,844
Net loss	$(21,177)	$(10,253)	$(42,722)	$(22,873)
Deemed dividend on convertible preferred stock	(3,535)	-	(13,589)	-
Net loss applicable to common stockholders	$(24,712)	$(10,253)	$(56,311)	$(22,873)

Net loss per share applicable to common stockholders - basic and diluted	$(0.06)	$(0.05)	$(0.14)	$(0.12)
Weighted average shares used in computing basic and diluted loss per share	424,922	208,458	390,732	185,108

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss	$(21,177)	$(10,253)	$(42,722)	$(22,873)
Other comprehensive loss
Foreign currency translation adjustment	835	(1,326)	681	(1,640)
Total comprehensive loss	$(20,342)	$(11,579)	$(42,041)	$(24,513)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Subscription	Accumulated	Cumulative Translation	Total Stockholders'
	Shares	Par value	Capital	Receivable	Deficit	Adjustment	Equity (Deficit)
Balance at January 1, 2018	328,857	$329	$721,554	$-	$(788,619)	$(597)	$(67,333)
Issuance of common stock and warrants for cash in a registered direct offering	4,000	4	696	-	-	-	700
Issuance of common stock for conversion of Series A convertible preferred stock	67,955	68	11,807	(109)	-	-	11,766
Deemed dividend on conversion of Series A convertible preferred stock to common stock	-	-	(9,910)	-	-	-	(9,910)
Beneficial conversion feature of Series B convertible preferred stock	-	-	2,086	-	-	-	2,086
Deemed dividend related to immediate accretion of beneficial conversion feature of Series B convertible preferred stock	-	-	(2,086)	-	-	-	(2,086)
Issuance of common stock for conversion of Series B convertible preferred stock	9,441	9	2,162	-	-	-	2,171
Deemed dividend on conversion of Series B convertible preferred stock to common stock	-	-	(1,594)	-	-	-	(1,594)
Warrants exercised for cash	8,957	9	2,110	-	-	-	2,119
Reclassification of warrant liabilities related to warrants exercised for cash	-	-	2,177	-	-	-	2,177
Conversion of share settled debt into common stock	10,800	11	1,735	-	-	-	1,746
Issuance of common stock and warrants for conversion of debt and accrued interest	14,473	14	3,899	-	-	-	3,913
Reclass between accrued interest and subscription receivable	-	-	-	9	-	-	9
Proceeds from investor to offset subscription receivable	-	-	-	100	-	-	100
Stock-based compensation	100	-	11,873	-	-	-	11,873
Net loss	-	-	-	-	(42,722)	-	(42,722)
Cumulative translation adjustment	-	-	-	-	-	681	681
Balance at June 30, 2018	444,583	$444	746,509	$-	$(831,341)	$84	$(84,304)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

`	For the six months ended
	June 30,
	2018	2017
Cash Flows from Operating Activities:
Net Loss	$(42,722)	$(22,873)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	722	100
Amortization of debt discount	5,082	687
Amortization of debt premium	(240)	-
Non-cash interest expense	-	348
Change in fair value of derivatives	5,138	(7,896)
Loss from extinguishment of debt	601	8,092
Stock-based compensation related to warrants modification	141	-
Stock-based compensation for services	11,873	373
Subtotal of non-cash charges	23,317	1,704
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	453	212
Accounts payable and accrued expenses	857	3,222
Related party accounts payable and accrued expenses	1,782	1,730
Other non-current assets	(42)	29
Net cash used in operating activities	(16,355)	(15,976)
Cash Flows from Investing Activities:
Refund of leasehold improvement related to UK construction	-	220
Purchase of property, plant and equipment	-	(9)
Net cash provided by investing activities	-	211
Cash Flows from Financing Activities:
Proceeds from issuance of Series A convertible preferred stock and warrants	527	-
Proceeds from issuance of Series B convertible preferred stock and warrants, net	6,594	-
Proceeds from issuance of common stock and warrants in a registered direct offering, net	1,000	7,067
Proceeds from issuance of common stock and warrants in a private offering	-	553
Proceeds from private offering (shares payable)	138	-
Proceeds from investor to offset subscription receivable	100	-
Proceeds from exercise of warrants	2,119	100
Proceeds from issuance of notes payable, net	3,701	3,973
Proceeds from issuance of notes payable to related party	30	2,740
Proceeds from issuance of convertible notes payable, net	-	1,604
Proceeds from issuance of convertible notes payable to related party	5,400	-
Repayment of notes payable	(2,200)	-
Repayment of notes payable to related parties	(782)	(880)
Repayment of convertible notes payable	-	(3,258)
Net cash provided by financing activities	16,627	11,899
Effect of exchange rate changes on cash and cash equivalents	1,208	(2,983)
Net increase (decrease) in cash and cash equivalents	1,480	(6,849)

Cash and cash equivalents, beginning of the year	117	6,871
Cash and cash equivalents, end of the year	$1,597	$22

Supplemental disclosure of cash flow information
Interest payments on mortgage loan	$(633)	$(658)
Interest payments on senior convertible note	$-	$(485)
Interest payments on notes payable to related party	$(27)	$(47)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the six months ended
	June 30,
	2018	2017
Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock for conversion of Series A convertible preferred stock	$11,766	$-
Deemed dividend on conversion of Series A convertible preferred stock to common stock	$9,910	$-
Beneficial conversion feature of Series B convertible preferred stock	$2,086	$-
Deemed dividend related to immediate accretion of beneficial conversion feature of Series B convertible preferred stock	$2,086	$-
Issuance of common stock for conversion of Series B convertible preferred stock	$2,171	$-
Deemed dividend on conversion of Series B convertible preferred stock to common stock	$1,594	$-
Reclassification of warrant liabilities related to warrants exercised for cash	$2,177	$1,847
Conversion of share settled debt into common stock	$1,746	$451
Issuance of common stock and warrants for conversion of debt and accrued interest	$3,312	$5,462
Exchange 2014 Senior Convertible Notes and accrued interest for secured convertible note	$-	$5,175
Forgiveness of certain payables to Cognate BioServices, Inc.	$-	$3,750
Embedded conversion features with issuance of secured convertible notes	$-	$1,826
Beneficial conversion feature associated with convertible note issued to related party	$-	$-
Warrants and contingently issuable warrants associated with convertible notes payable to related party	$4,217	$-
Warrants issued associated with notes payable	$-	$83
Conversion of note payable to offset Series A convertible preferred stock subscription receivable	$500	$-
Conversion of interest payable to offset Series A convertible preferred stock subscription receivable	$71	$-
Reclass between accrued interest and subscription receivable	$9	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

1. Organization and Description of Business

Northwest Biotherapeutics, Inc. and its wholly owned subsidiaries NW Bio Gmbh, Aracaris Ltd and Aracaris Capital, Ltd (collectively, the “Company”, “we”, “us” and “our”) were organized to discover and develop innovative immunotherapies for cancer.

The Company is developing experimental dendritic cell vaccines using its platform technology known as DCVax. DCVax is being tested in clinical trials for use in the treatment of certain types of cancers.

Cognate BioServices, Inc. (“Cognate BioServices”), a company which was related by common ownership until a management buyout of Cognate occurred on February 6, 2018, provides the Company with mission critical contract manufacturing services, research and development services, distribution and logistics, and related services, in compliance with the Company’s specifications and the applicable regulatory requirements for clinical grade cellular products. The Company and Cognate BioServices are currently parties to a series of contracts providing for these services as more fully described below. The Company is currently dependent on Cognate BioServices to provide the manufacturing services, and any interruption of such services could potentially have a material adverse effect on the Company’s ability to proceed with its clinical trials. In addition, a former Cognate affiliate in the UK (which was formerly part of Cognate BioServices, and is now known as Advent BioServices, in a related party relationship to the Company) is preparing for production of DCVax-L products there. The Company and Advent BioServices entered into contract arrangements for manufacturing and related services for the U.K. and Europe on May 14, 2018.

2. Liquidity, Financial Condition and Management Plans

During the six months ended June 30, 2018 the Company used approximately $16.4 million of cash in its operating activities. Management believes that the Company will be able to continue accessing capital resources through the sale of equity and debt financing arrangements. However, the Company has no assurance that such capital will be available at the times needed and/or on the terms desired.

During the six months ended June 30, 2018, the Company raised approximately $19.6 million in equity and debt securities to fund its operations. The Company had current assets of $2.4 million and a working capital deficit of approximately $96.1 million at June 30, 2018. The Company owed an aggregate of $2.4 million of trade liabilities and accrued expenses to certain related parties as of June 30, 2018, of which $2.0 million was payable to Advent BioServices and Cognate Israel.

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

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of June 30, 2018, condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2017, condensed consolidated statements of comprehensive loss for the three and six months ended June 30, 2018 and 2017, condensed consolidated statement of stockholders’ equity (deficit) for the six months ended June 30, 2018, and the condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and six months ended June 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018 or for any future interim period. The condensed consolidated balance sheet at December 31, 2017 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2017 and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on April 17, 2018.

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

Adoption of Recent Accounting Standards

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

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

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

Accounting for Certain Financial Instruments with Down Round Features

In July 2017, the FASB has issued a two-part ASU No. 2017-11, (i). Accounting for Certain Financial Instruments with Down Round Features and (ii) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception which simplifies the accounting for certain financial instruments with down round features, a provision in an equity-linked financial instrument (or embedded feature) that provides a downward adjustment of the current exercise price based on the price of future equity offerings. It is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company will be evaluating the impact of adopting this standard on its condensed consolidated financial statements and disclosures.

Improvements to Nonemployee Share-Based Payment Accounting

In June 2018, the FASB issued ASU 2018-07 “Improvements to Nonemployee Share-Based Payment Accounting”, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company is currently evaluating the impact of the new standard on its condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

4. Fair Value Measurements

Derivative Warrants Granted in 2018

During the six months ended June 30, 2018, the Company granted approximately 68.3 million warrants (the “Warrants”) to multiple investors (the “Holders”), including 11.7 million contingently issuable warrants to Linda F. Powers, the Company’s Chief Executive Officer. Since the Company’s adoption of a sequencing policy, the warrants were classified as liabilities and measured at fair value on the grant date, with changes in fair value recognized as other income on the statements of operations and disclosed in the financial statements.

A summary of weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring warrants granted during the six months ended June 30, 2018 is as follows:

	2018 Warrants Granted Associated with
	Series A Convertible	Series B Convertible		Issuance of	Modification of
	Preferred Stock	Preferred Stock	Common Stock	Debt	Warrant Liabilities
Strike price	$0.22	$0.30	$0.30	$0.30	$0.26
Contractual term (years)	2.0	2.0	2.0	5.0	3.8
Volatility (annual)	116%	115%	114%	94%	99%
Risk-free rate	2%	2%	3%	3%	3%
Dividend yield (per share)	0%	0%	0%	0%	0%

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of June 30, 2018 and December 31, 2017 (in thousands):

	Fair value measured at June 30, 2018
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	June 30, 2018	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$52,389	$-	$-	$52,389
Embedded conversion feature	2,794	-	-	2,794
Share-settled debt (in default)	1,562	-	-	1,562
Total fair value	$56,745	$-	$-	$56,745

	Fair value measured at December 31, 2017
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$40,171	$-	$-	$40,171
Embedded conversion feature	2,608	-	-	2,608
Share-settled debt (in default)	3,308	-	-	5,200
Total fair value	$46,087	$-	$-	$47,979

There were no transfers between Level 1, 2 or 3 during the six-month period ended June 30, 2018.

The following table presents changes in Level 3 liabilities measured at fair value for the six-month period ended June 30, 2018. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

		Embedded	Share-settled
	Warrant	Conversion	Debt
	Liability	Feature	(in Default)	Total
Balance – January 1, 2018	$40,171	$2,608	$3,308	$46,087
Warrants granted	9,443	-	-	9,443
Extinguishment of warrant liabilities related to warrants exercised for cash	(2,177)	-	-	(2,177)
Conversion of share-settled debt	-	-	(1,746)	(1,746)
Change in fair value	4,952	186	-	5,138
Balance – June 30, 2018	$52,389	$2,794	$1,562	$56,745

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities and embedded conversion feature that are categorized within Level 3 of the fair value hierarchy as of June 30, 2018 is as follows:

	As of June 30, 2018		As of December 31, 2017
	Warrant	Embedded	Warrant	Embedded
	Liability	Conversion Feature	Liability	Conversion Feature
Strike price	$0.29	$0.50	$0.31	$0.50
Contractual term (years)	2.4	2.2	2.5	2.5
Volatility (annual)	99%	106%	110%	102%
Risk-free rate	2%	2%	2%	2%
Dividend yield (per share)	0%	0%	0%	0%

5. Property & Equipment

Property and equipment consist of the following at June 30, 2018 and December 31, 2017 (in thousands):

	June 30,	December 31,	Estimated
	2018	2017	Useful Life
Leasehold improvements	$81	$81	Lesser of lease term or estimated useful life
Office furniture and equipment	25	25	3 years
Computer equipment and software	611	622	3 years
	717	728
Less: accumulated depreciation	(626)	(559)
Total property, plant and equipment, net	$91	$169

Land in the United Kingdom	$29,003	$29,003	NA
Buildings in the United Kingdom	17,786	18,601	15 years
Less: accumulated depreciation	(900)	(285)
Total facilities in the United Kingdom, net	$45,889	$47,319

Depreciation expenses were approximately $357,000 and $44,000 for the three months ended June 30, 2018 and 2017 and were approximately $722,000 and $100,000 for the six months ended June 30, 2017 and 2016.

6. Stock-based Compensation

On May 28, 2018, the Company entered into Option Grant Agreements and issued options thereunder to certain directors, officers and consultants, most of which options were approved by the Board in prior months (collectively, the “Options”).

The Options included 68,600,000 options for officers, 15,680,000 options to independent directors, and 1,500,000 to an individual consultant. The Options are subject to vesting requirements. 50% of the Options are vested on the grant date, and the remaining 50% of the Options will vest monthly over a period of 24 months following the Board approvals of the Options, subject to acceleration upon the occurrence of certain achievement milestones as reported in an 8-K filed on June 1, 2018. A performance milestone was achieved and the Company accelerated vesting on 25% of these outstanding Options.  As a result, the Company recorded an additional charge to stock-based compensation of $2.6 million during the three months ended June 30, 2018.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Modification of Stock Options

In January 2018, the Board also approved extension of the term of options that were granted to Dr. Alton Boyton and Dr. Marnix Bosch on June 13, 2017, from 5 years to 10 years to conform to the term of other employee options. The Company accounted for the modification as a Type I (probable-to-probable) modification and the incremental cost was approximately $0.4 million.

The following table summarizes stock option activities for the Company’s option plans for the six months ended June 30, 2018 (amount in thousands, except per share number):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value
Outstanding as of December 31, 2017	12,656	$10.56	1.9	$-
Granted	97,123	0.23	9.8	2,687
Forfeited/expired	(12,587)	-	-	-
Outstanding as of June 30, 2018	97,192	$0.24	9.8	$2,687
Options vested and exercisable	73,202	$0.24	9.8	$2,204

The following weighted average assumptions were used to compute the fair value of stock options granted during the six months ended June 30, 2018:

For the Six Months
Ended
June 30, 2018
Exercise price	$0.23
Expected term (years)	5.2
Expected stock price volatility	95%
Risk-free rate of interest	3%

The following table summarizes stock-based compensation expense related to stock options for the three and six months ended June 30, 2018 and 2017 (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Research and development	$854	$373	$1,124	$424
General and administrative	10,715	-	10,715	-
Total stock-based compensation expense	$11,569	$373	$11,839	$424

The weighted average grant date fair value was approximately $15.5 million, including the incremental fair value of $0.4 million resulting from the modification of Dr. Alton Boyton’s and Dr. Marnix Bosch’s options, which is being recognized over the new vesting period of 2.5 years. The total unrecognized compensation cost was approximately $3.2 million as of June 30, 2018 and will be recognized over the next 2.0 years.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

7. Outstanding Debt

The following table summarizes outstanding debt as of June 30, 2018 and December 31, 2017, respectively (amount in thousands, except per share data):

		Stated			Remaining	Fair Value of
		Interest	Conversion		Debt (Discount)/	Embedded	Carrying
	Maturity Date	Rate	Price	Face Value	Premium	Conversion Option	Value
Short term convertible notes payable
6% unsecured (1)	Due	6%	$3.09	$135	$-	$-	$135

Short term convertible notes payable - related party
10% unsecured (2)	On Demand	10%	$0.23	5,400	-	-	5,400

Short term notes payable
6% unsecured (3)	8/25/2018	6%	N/A	1,389	(171)	-	1,218
8% unsecured (4)	Various	8%	N/A	3,442	(144)	-	3,298
10% unsecured (6)	On Demand	10%	N/A	150	-	-	150
12% unsecured (7)	On Demand	12%	N/A	440	(4)	-	436
				5,421	(319)	-	5,102
Short term notes payable - related parties
10% unsecured - Related Parties (9)	On Demand	10%	N/A	300	-	-	300
12% unsecured - Related Parties (9)	On Demand	12%	N/A	69	-	-	69
				369	-	-	369
Share-settled debt, at fair value (10)	In Default	18%	$0.24	1,562	-	-	1,562

Short term mortgage loan (11)	11/16/2018	12%	N/A	6,618	(114)	-	6,504

Long term convertible notes payable
12% secured convertible notes (12)	06/21/20	12%	$0.50	5,350	(1,670)	2,794	6,474

Long term notes payable
8% unsecured (13)	12/12/19	8%	N/A	2,880	(369)	-	2,511

Long term mortgage loan (11)	08/17/19	12%	N/A	4,763	(28)	-	4,735

Ending balance as of June 30, 2018				$32,498	$(2,500)	$2,794	$32,792

		Stated			Remaining	Fair Value of
		Interest	Conversion		Debt (Discount)/	Embedded	Carrying
	Maturity Date	Rate	Price	Face Value	Premium	Conversion Option	Value
Short term convertible notes payable
6% unsecured (1)	Due	6%	$3.09	$135	$-	$-	$135

Short term notes payable
8% unsecured (4)	9/3/2018 and 12/5/2018	8%	N/A	2,007	355	-	2,362
8% unsecured (5)	6/30/2018	8%	N/A	1,655	(103)	-	1,552
10% unsecured (6)	On Demand	10%	N/A	650	-	-	650
12% unsecured (7)	On Demand	12%	N/A	440	(82)	-	358
8% unsecured (8)	On Demand	8%	N/A	2,200	-	-	2,200
				6,952	170	-	7,122
Short term notes payable - related parties
10% unsecured - Related Parties (9)	On Demand	10%	N/A	1,071	-	-	1,071
12% unsecured - Related Parties (9)	On Demand	12%	N/A	50	-	-	50
				1,121	-	-	1,121
Share-settled debt, at fair value (10)	In Default	18%	$0.24	3,308	-	-	3,308

Short term mortgage loan (11)	8/16/2018 & 11/16/18	12%	N/A	11,629	(403)	-	11,226

Long term convertible notes payable
12% secured convertible notes (12)	06/21/20	12%	$0.50	5,350	(1,948)	2,608	6,010

Long term notes payable
8% unsecured (4)	06/20/19	8%	N/A	2,880	(373)	-	2,507

Ending balance as of December 31, 2017				$31,375	$(2,554)	$2,608	$31,429

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(1)	This $135,000 note as of June 30, 2018 and December 31, 2017 consists of two separate 6% notes in the amounts of $110,000 and $25,000. In regard to the $110,000 note, the Company has made ongoing attempts to locate the creditor to repay or convert this note, but has been unable to locate the creditor to date. In regard to the $25,000 note, the holder has elected to convert these notes into equity, the Company has delivered the applicable conversion documents to the holder, and the Company is waiting for the holder to execute and return the documents.

(2)	Between February 2018 and April 2018, the Company’s Chief Executive Officer, Linda Powers, loaned the Company an aggregate principal amount of $5.4 million, and the Company entered into convertible note agreements for this amount (the “Convertible Notes”). The Convertible Notes bear interest rate at 10% per annum, and are repayable upon 15 days' notice from the holder (and no later than five years from the date of the Convertible Notes).

The principal and interest of the Convertible Notes are convertible into Series B Preferred Stock at conversion price of $2.30 per share, and each share of Series B Preferred Stock is convertible into 10 shares of common stock. Additionally, the Convertible Notes carry Class D-2 Warrants, with half of the Class D-2 Warrants due and issuable when the loan was provided, and half of the Class D-2 Warrants due on a proportional basis in the event of conversion of some or all of the Note. The Class D-2 Warrants have five-year term.

The Company issued 23.5 million Class D-2 Warrants with an exercise price of $0.30, including 11.7 million contingently issuable warrants. The fair value of the warrants were approximately $4.2 million, which were recorded as debt discount at the issuance date.

The Company recorded $4.2 million interest expenses as amortization on the debt discount immediately due to the term of the Convertible Notes, which are on demand.

The accrued interest associated with the Convertible Notes were approximately $178,000 as of June 30, 2018.

(3)	On May 1, 2018, the Company entered into a Convertible Secured Full Recourse Redeemable Note Agreement (the “Secured Note”) of $1.4 million with an existing investor, who is currently holding certain share-settled debt of the Company. The Secured Note included an original issue discount of $0.1 million and $50,000 legal cost that was reimbursable to the investor. The Secured Note bears interest at a rate of 6% per annum, and will be due on August 25, 2018.

(4)	This $3.4 million note as of June 30, 2018 consists of three separate 8% notes in the amounts of $0.3 million, $0.5 million and $2.6 million.

During the six months ended June 30, 2018, the Company converted approximately $1.4 million principal and $0.2 million accrued interest into approximately 7.7 million shares of common stock at fair value of $2.1 million. The Company recorded an approximate $0.5 million debt extinguishment loss from this conversion.

(5)	On December 30, 2016, the Company entered into a note purchase agreement (the “Note”) with an individual investor for an aggregate principal amount of $3.3 million. The Note bore interest at 8% per annum with 18 months term. The Note carries an original issue discount of $0.3 million and $10,000 legal cost that was reimbursable to the investor.

During the six months ended June 30, 2018, the Company entered into multiple exchange agreement with the Note holder to convert approximately $1.7 million principal and $33,000 accrued interest into approximately 6.8 million shares of common stock at fair value of $1.8 million. The Company recorded an approximate $0.1 million debt extinguishment loss from this conversion.

(6)	In 2017, the Company entered two promissory note agreements (the “Notes”) with certain investors for an aggregate principal amount of $650,000. The Notes bore interest at 10% per annum, and were payable upon demand.

During the six months ended June 30, 2018, the Company agreed to take the proceeds from the $500,000 note and $12,000 accrued interest to offset certain Series A convertible preferred stock subscription receivable.

(7)	In 2017, the Company entered two promissory note agreements (the “Notes”) with the same investor for an aggregate principal amount of $0.4 million. The Notes bore interest at 12% per annum, and is payable upon demand. The Company also issued approximately 1.2 million warrants with a weighted average strike price of $0.19 in conjunction the Note. The Company recorded $0.1 million debt discount at the issuance date, which is the fair value of the warrants.

The remaining debt discount associated with the Notes was $4,000 as of June 30, 2018.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(8)	On December 29, 2017, the Company entered a promissory note agreement (the “Note”) with a third party for principal amount of $2.2 million. The Note bore interest at 8% per annum, and is payable upon demand.

During the six months ended June 30, 2018, the Company made full repayment to the Note holder in the amount of $2.2 million, including $9,000 related to accrued interest.

(9)	Related Party Notes

Goldman Notes

In 2017, Leslie J. Goldman, an officer of the Company, loaned the Company an aggregate amount of $1.3 million pursuant to certain Demand Promissory Note Agreements. On January 3, 2018, Mr. Leslie loaned the Company an additional $30,000 (collectively the “Goldman Notes”). Approximately $0.5 million of the Goldman Notes bear interest at the rate of 12% per annum, and $0.8 million of the Goldman Notes bear interest at the rate of 10% per annum.

During the year ended December 31, 2017, the Company made an aggregate principal payment of $1.2 million to settle some of Mr. Goldman’s outstanding demand notes, and an aggregate of $47,000 interest payment associated with these demand notes. Such payment included repayment of $0.3 million outstanding debt incurred during the year ended December 31, 2016.

During the six months ended June 30, 2018, the Company made an aggregate principal payment of $0.4 million to the Goldman Notes.

The outstanding principal amount for the Goldman Notes was approximately $69,000 and $0.4 million as of June 30, 2018 and December 31, 2017, respectively.

There was approximately $69,000 accrued interest associated with the Goldman Notes which remained due as of June 30, 2018.

Toucan Notes

In 2017, Toucan Capital Fund III loaned the Company an aggregate amount of $1.2 million pursuant to multiple Demand Promissory Notes (the “Toucan Notes”). The Toucan Notes bear interest at 10% per annum, and are payable upon demand, with 7 days’ prior written notice to the Company.

During the year ended December 31, 2017, the Company made an aggregate principal payment of approximately $0.8 million on the Toucan Notes.

During the six months ended June 30, 2018, the Company made an aggregate principal payment of approximately $0.4 million to the Toucan Notes. In addition, the Company also made a partial interest payment of $18,000.

All principal was repaid as of June 30, 2018. There was approximately $50,000 remaining of unpaid interest as of June 30, 2018.

Board of Directors Notes

In 2017, Jerry Jasinowski, Robert Farmer and Cofer Black, members of the Company’s Board of Directors, loaned the Company an aggregate amount of $300,000 pursuant to multiple Demand Promissory Notes (the “Notes”). The Notes bear interest at 10% per annum, and are payable upon demand, with 7 days’ prior written notice to the Company.

No repayments have been made on any of these notes. The full principal amounts remained outstanding as of June 30, 2018.

(10)	During the six months ended June 30, 2018, the holder of the Company’s share-settled debt converted approximately $1.7 million of outstanding share-settled debt.

(11)	The two mortgage loans will be due on August 16, 2019 and November 16, 2018. During the six months ended June 30, 2018, the Company made $633,000 of interest payments.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(12)	These long-term secured convertible notes (the “Notes”) have a 3-year maturity and bear interest at 12% per annum. No interest will be payable during the term, but interest will accrue and be payable at maturity. The Notes are secured by the property owned by the Company in the U.K., and not by any other assets of the Company. The Notes and accrued interest will be convertible at any time during the term at fixed conversion prices: 50% of the principal and accrued interest will be convertible at $0.25 per share, 25% of the principal and accrued interest will be convertible at $0.50 per share and 25% of the principal and accrued interest will be convertible at $1.00 per share.

The Notes contained an embedded conversion feature which had been revalued as of June 30, 2018 to approximately $2.8 million (see note 4).

(13)	On June 12, 2018, the Company entered into a note purchase agreement (the “Note”) with an individual investor for an aggregate principal amount of $2,880,000. The Note bears interest at 8% per annum with a 2-year term. The Note carries an original issue discount of $375,000 and $5,000 for legal cost that was reimbursable to the investor.

No repayments have been made on the Note. The remaining debt discount and accrued interest associated with the Note as of June 30, 2018 was $369,000 and $12,000, respectively.

The following table summarizes total interest expenses related to senior convertible notes, other notes and mortgage loan for the three and six months ended June 30, 2018 and 2017, respectively (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest expenses related to 2014 Senior convertible notes:
Contractual interest	$-	$39	$-	$424
Amortization of debt issuance costs	-	-	-	175
Total interest expenses related to senior convertible notes	-	39	-	599
Interest expenses related to other notes:
Contractual interest	551	245	1,074	389
Amortization on debt premium	(90)	348	(240)	348
Amortization of debt discount	2,325	190	4,819	270
Total interest expenses related to other notes	2,786	783	5,653	1,007
Interest expenses related to mortgage loan:
Contractual interest	316	360	639	649
Amortization of debt issuance costs	130	123	263	242
Total interest expenses on the mortgage loan	446	483	902	891
Interest expenses related to Series A convertible preferred stock	68	-	68	-
Other interest expenses	2	3	3	5
Total interest expense	$3,302	$1,308	$6,626	$2,502

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

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The following securities were not included in the diluted net loss per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the six months ended
	June 30,
	2018	2017
Series A convertible preferred stock	32,187	-
Series B convertible preferred stock	75,059	-
Common stock options	97,192	12,656
Common stock warrants - equity treatment	-	37,554
Common stock warrants - liability treatment	356,844	84,135
Contingently issuable warrants	11,739	-
Share-settled debt and accrued interest, at fair value	11,046	30,932
Convertible notes and accrued interest	40,923	27,501
Potentially dilutive securities	624,990	192,778

9. Related Party Transactions

Cognate & Advent Expenses and Accounts Payable

The following table summarizes expenses incurred to related parties during the three and six months ended June 30, 2018 and 2017 (amount in thousands) (some of which remain unpaid as noted below):

	For the three months ended		For the six months ended
	June 30,		June
	2018	2017	2018	2017
Cognate BioServices, Inc. (no longer related party in Q2 2018)	$-	$1,100	$873	$2,878
Cognate BioServices GmbH	-	348	66	765
Cognate Israel	70	318	98	689
Advent BioServices	1,747	853	3,666	856
Total	$1,817	$2,619	$4,703	$5,188

The following table summarizes outstanding accounts payable held by related parties as of June 30, 2018 and December 31, 2017 (amount in thousands). These unpaid amounts include part of the expenses reported in the table above and also certain expenses incurred in prior periods. The unpaid amounts to Cognate BioServices, Inc. also include certain amounts that the Company disputes and that are under discussion with Cognate.

	June 30, 2018	December 31, 2017
Cognate BioServices, Inc. (no longer related party in Q2 2018)*	$6,913	$4,520
Cognate BioServices GmbH	325	279
Cognate Israel	35	239
Advent BioServices	2,000	165
Total	$9,273	$5,203

* Including certain disputed amounts that the Company are in the process of discussing with Cognate.

Advent BioServices Agreement

On May 14, 2018, the Company entered into a DCVax-L Manufacturing and Services Agreement with Advent BioServices, a related party which was formerly part of Cognate BioServices and was spun off separately as part of an institutional financing of Cognate. The Advent Agreement provides for manufacturing of DCVax-L products for the European region. The Agreement is structured in the same manner as the Company’s existing Agreements with Cognate BioServices. The Advent Agreement provides for a program initiation payment of approximately $1.0 million (£0.7 million), in connection with technology transfer to the UK, development of new Standard Operating Procedures (SOPs), training of personnel, selection of new suppliers and auditing for GMP compliance, and other preparatory activities. Such initiation payment was fully paid by the Company as of June 30, 2018. The Advent Agreement provides for certain payments for achievement of milestones and, as is the case under the existing agreement with Cognate BioServices, the Company is required to pay certain fees for dedicated production capacity reserved exclusively for DCVax production, and pay for a certain minimum number of patients, whether or not the Company fully utilizes the dedicated capacity and number of patients.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Other Related Parties

Linda F. Powers - Demand Loans

Between February 2018 and April 2018, the Company’s Chief Executive Officer, Linda Powers, loaned the Company aggregate principal amounts of $5.4 million, and the Company entered into convertible note agreements for these amounts (the “Convertible Notes”). The Convertible Notes bear interest rate at 10% per annum, and are repayable upon 15 days' notice from the holder (and no later than five years from the date of the Convertible Notes).

The Convertible Notes are convertible into Series B Preferred Stock at conversion price of $2.30 per share, and each share of Series B Preferred Stock is convertible into 10 shares of common stock. Additionally, the Convertible Notes carry Class D-2 Warrants, with half of the Class D-2 Warrants due and issuable when the loan was provided, and half of the Class D-2 Warrants due on a proportional basis in the event of conversion of some or all of the Note. The Class D-2 Warrants have five-year term.

The Company issued 23.5 million Class D-2 Warrants with an exercise price of $0.30, including 11.7 million contingently issuable warrants. The fair value of the warrants was approximately $4.2 million, which were recorded as debt discount at the issuance date.

The Company recorded $4.2 million of interest expenses as amortization on the debt discount immediately due to the term of the Convertible Notes, which are on demand.

The accrued interest associated with the Convertible Notes was approximately $178,000 as of June 30, 2018.

Leslie J. Goldman - Demand Loans

In 2017, Leslie J. Goldman, an officer of the Company, loaned the Company an aggregate amount of $1.3 million pursuant to multiple Demand Promissory Note Agreements. On January 3, 2018, Mr. Goldman loaned the Company an additional $30,000 (collectively the “Goldman Notes”). Approximately $0.5 million of the Goldman Notes bear interest at the rate of 12% per annum, and $0.8 million of the Goldman Notes bear interest at the rate of 10% per annum.

During the year ended December 31, 2017, the Company made an aggregate principal payment of $1.2 million to settle some of Mr. Goldman’s outstanding demand notes, and an aggregate of $47,000 interest payment associated with these demand notes. Such payment included repayment of $0.3 million outstanding debt incurred during the year ended December 31, 2016.

During the six months ended June 30, 2018, the Company made an aggregate principal payment of $0.4 million to the Goldman Notes.

The outstanding principal amount for the Goldman Notes was approximately $69,000 and $0.4 million as of June 30, 2018 and December 31, 2017, respectively.

There was approximately $69,000 accrued interest associated with the Goldman Notes as of June 30, 2018.

Toucan Capital III Fund - Demand Loans

In April, 2017, Toucan Capital Fund III loaned the Company an aggregate amount of $1.2 million pursuant to multiple Demand Promissory Notes (the “Toucan Notes”). The Toucan Notes bear interest at 10% per annum, and are payable upon demand, with 7 days’ prior written notice to the Company.

During the year ended December 31, 2017, the Company made an aggregate principal payment of approximately $0.8 million to the Toucan Notes.

During the six months ended June 30, 2018, the Company made an aggregate principal payment of approximately $0.4 million to the Toucan Notes. In addition, the Company also made a partial interest payment of $18,000.

All principal was repaid as of June 30, 2018. There was approximately $50,000 of remaining unpaid interest as of June 30, 2018.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Board of Directors - Demand Loans

In April, 2017, Jerry Jasinowski, Robert Farmer and Cofer Black, members of the Company’s Board of Directors, loaned the Company an aggregate amount of $0.3 million pursuant to multiple Demand Promissory Notes (the “Notes”). The Notes bear interest at 10% per annum, and are payable upon demand, with 7 days’ prior written notice to the Company.

No repayments have been made on any of these notes. The full principal amounts remained outstanding as of June 30, 2018.

10. Temporary Equity

Series A Convertible Preferred Stock

The following table summarizes the Company’s Series A Convertible Preferred Stock activities for the six months ended June 30, 2018 (amount in thousands):

	Series A Convertible Preferred Stock
	Shares	Amount
Balance as of January 1, 2018	9,720	$7,439
Issuance of Series A convertible preferred stock and warrants for cash (net of $0.5 million warrant liability)	294	27
Conversion of note payable to offset Series A convertible preferred stock subscription receivable	-	500
Conversion of interest payable to offset Series A convertible preferred stock subscription receivable	-	71
Issuance of common stock for conversion of Series A convertible preferred stock	(6,795)	(11,766)
Deemed dividends on conversion of Series A convertible preferred stock to common stock	-	9,910
Balance as of June 30, 2018	3,219	$6,181

During the six months ended June 30, 2018, the Company issued 294,118 shares of the Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Shares”), at a purchase price of $1.70 per share, and 2-year Class D-1 Common Stock Purchase Warrants (the “Class D-1 Warrants”) to purchase up to 2.9 million shares of common stock at an exercise price of $0.22 per share. The Company received $0.5 million cash.

During the six months ended June 30, 2018, one of the Series A Shareholders converted his $500,000 note and $71,000 accrued interest with the Company to offset his current subscription due amount to the Company.

The Series A Preferred Stock are convertible into common stock after May 2, 2018. All Series A Shares are convertible at the option of the holder, at any time, into 10 shares of common stock, par value $0.001 per share, for a total of 2.9 million shares of common stock (the equivalent of a conversion price of $0.17 per share of common stock).

Due to the Sequencing Policy, the Class D-1 Warrants were classified as warrant liabilities. On the issuance date, the Company estimated the fair value of the Class D-1 Warrants at approximately $500,000 under the Black-Scholes option pricing model using the following primary assumptions:

Exercise price	$0.22
Expected term (years)	2.0
Expected stock price volatility	116%
Risk-free rate of interest	2%
Dividend yield (per share)	0%

The fair value of the Class D-1 Warrants was allocated to the $500,000 proceeds, creating a corresponding preferred stock discount in the same amount.

The Company determined that the Series A Shares contain liquidation preference provisions allowing liquidation by the holder upon certain defined events (“deemed liquidation events”). As the event that may trigger the liquidation of the Series A Shares is not solely within the Company’s control, the Series A Shares are classified as mezzanine equity (temporary equity) in the Company’s consolidated balance sheets.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

If a liquidation or deemed liquidation event occurs, and the Series A preferred stock has not yet been converted by election of the holder or by mandatory conversion at the election of the Company, the holder will be entitled to a liquidation preference of either (a) an amount equal to the amount the holder paid for their preferred stock, or (b) the proportionate proceeds applicable to their shares on an as converted basis.

During the six months ended June 30, 2018, certain Series A Investors converted 6.8 million shares of Series A Shares into 68.0 million shares of common stock in accordance with their terms. The Company recognized approximately $9.9 million of deemed dividends upon such conversion.

Series B Convertible Preferred Stock

The following table summarizes the Company’s Series B Convertible Preferred Stock activities for the six months ended June 30, 2018 (amount in thousands):

	Series B Convertible Preferred Stock
	Shares	Amount
Balance as of January 1, 2018	5,582	$12,601
Issuance of Series B convertible preferred stock and warrants for cash (net of $4.3 million warrant liability and $10,000 subscription receivable)	2,868	2,309
Beneficial conversion feature of Series B convertible preferred stock	-	(2,086)
Deemed dividends related to immediate accretion of beneficial conversion feature of Series B convertible preferred stock	-	2,086
Issuance of common stock for conversion of Series B convertible preferred stock	(944)	(2,171)
Deemed dividends on conversion of Series B convertible preferred stock to common stock	-	1,594
Balance as of June 30, 2018	7,506	$14,333

During the six months ended June 30, 2018, the Company issued 2.9 million shares of the Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Shares”), at a purchase price of $2.30 per share, and 2-year Class D-2 Common Stock Purchase Warrants (the “Class D-2 Warrants”) to purchase up to 28.7 million shares of common stock at an exercise price of $0.30 per share. The Company received $6.6 million cash.

The Series B Preferred Stock are convertible into common stock after May 2, 2018. Each share of Series B Preferred Stock will be convertible at the option of the holder, at any time, into a total of 10 shares of common stock, par value $0.001 per share, for a total of 28.7 million shares of common stock (the equivalent of a conversion price of $0.23 per share of common stock).

Due to the Sequencing Policy, the Class D-2 Warrants were classified as warrant liabilities. On the issuance date, the Company estimated the fair value of the Class D-2 Warrants at approximately $4.3 million under the Black-Scholes option pricing model using the following primary assumptions:

Exercise price	$0.30
Expected term (years)	2.0
Expected stock price volatility	115%
Risk-free rate of interest	2%
Dividend yield (per share)	0%

The entire fair value of the Class D-2 Warrants was allocated to the $6.6 million net proceeds, creating a corresponding preferred stock discount in the same amount.

The Company determined that the Series B Shares contain contingent liquidation provisions allowing liquidation by the holder upon certain defined events (“deemed liquidation events”). As the event that may trigger the liquidation of the Series B Shares is not solely within the Company’s control, the Series B Shares are classified as mezzanine equity (temporary equity) in the Company’s consolidated balance sheets, net of a subscription receivable of $10,000.

If a liquidation or deemed liquidation event occurs, and the Series B preferred stock has not yet been converted by election of the holder or by mandatory conversion at the election of the Company, the holder will be entitled to a liquidation preference of either (a) an amount equal to the amount the holder paid for their preferred stock, or (b) the proportionate proceeds applicable to their shares on an as converted basis.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The initial fair value of the warrants of approximately $4.3 million was deducted from the gross proceeds from the Series B Investors to arrive at the initial discounted carrying value of the Series B Shares. The initial discounted carrying value resulted in recognition of a beneficial conversion feature of $2.1 million, further reducing the initial carrying value of the Series B Shares. The resulting discount to the aggregate stated value of the Series B Shares, resulting from recognition of the beneficial conversion feature, was immediately accreted as a reduction of additional paid-in capital and an increase in the carrying value of the Series B Shares. The accretion is presented in the Consolidated Statement of Operations as a deemed dividend, increasing net loss to arrive at net loss attributable to common stockholders.

During the six months ended June 30, 2018, certain Series B Investors converted 0.9 million shares of Series B Shares into 9.4 million shares of common stock based on original term. The Company recognized approximately $2.2 million of deemed dividends upon such conversion.

11. Stockholders’ Equity (Deficit)

Increase of Authorized Shares

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

Equity Financing

On June 22, 2018, the Company entered into agreements with institutional investors for a registered direct offering with proceeds of $1.0 million. The Company issued 4,000,000 shares of common stock at a purchase price of $0.25 per share. Additionally, the investors received 2-year Class D-3 warrants to purchase up to 2,000,000 million shares of common stock with an exercise price of $0.30 per share.

Debt Conversion

During the six months ended June 30, 2018, the Company converted approximately $3.1 million principal and $0.2 million accrued interest into approximately 14.5 million shares of common stock at fair value of $3.9 million. The Company recorded an approximate $0.6 million debt extinguishment loss from the conversion.

Warrants Exercised for Cash

During the six months ended June 30, 2018, the Company issued approximately 9.0 million shares of common stock from the exercise of warrants with an exercise price from $0.22 to $0.26 for aggregate proceeds of $2.1 million.

Share-settled Debt

During the six months ended June 30, 2018, the Company issued 10.8 million shares of common stock to the holder of the Company’s share-settled debt as advance payment for future debt conversion. The fair value of the remaining share-settled debt will be reduced when the Company is notified by the Holder of the value at which the shares have been sold.

As of June 30, 2018 and December 31, 2017, the outstanding share-settled debt was approximately $1.6 million and $3.3 million, respectively.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Common Stock Purchase Warrants

During the six months ended June 30, 2018, the Company modified approximately 124 million warrants, with new expiration dates ranging between 2018 and 2023, and new exercise prices ranging between $0.24 and $2.50. These warrants, pursuant to the sequencing policy, were reclassified as liabilities.

The following is a summary of warrant activity for the six months ended June 30, 2018 (in thousands, except per share data):

	Number of	Weighted Average	Remaining
	Warrants	Exercise Price	Contractual Term
Outstanding as of January 1, 2018	320,406	$0.50	2.62
Warrants granted	68,301	0.50
Warrants exercised for cash	(8,957)	0.06
Warrants expired and cancellation	(11,167)	1.27
Outstanding as of June 30, 2018	368,583	$0.29	2.46

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

Advent

On May 14, 2018, the Company entered into a DCVax-L Manufacturing and Services Agreement with Advent BioServices, a related party which was formerly part of Cognate and was spun off separately as part of an institutional financing of Cognate. The Advent Agreement provides for manufacturing of DCVax-L products for the European region. See Note 14 for more detail.   Similar to Cognate, the Company has an implicit variable interest in Advent to potentially fund Advent’s losses (if Advent incurs losses).  As of June 30, 2018, the Company did not have the power over the most significant activities (control of operating decisions) and therefore did not meet the "power" criteria of the primary beneficiary.

The maximum exposure to loss is limited to the notional amounts of the implicit variable interest in Advent.  Under the Advent Agreement, either party may terminate at any time upon twelve months’ notice, providing a transition period for technology transfer.  Accordingly, the maximum exposure to loss from the Company’s implicit variable interest in Advent is $5 million as of June 30, 2018, which is the minimum twelve-monthly payments the Company must pay to terminate their relationship with Advent.

13. Commitments and Contingencies

U.S. Securities and Exchange Commission

As previously reported, the Company has received a number of formal information requests (subpoenas) from the SEC regarding several broad topics that have been previously disclosed, including the Company’s membership on Nasdaq and delisting, related party matters, the Company’s programs, internal controls, the Company’s Special Litigation Committee, disclosures and the publication of interim clinical trial data. Testimony of certain officers and third parties has been taken as well. The Company has been cooperating with the SEC investigation.  As hoped, the investigation is winding to a conclusion.  After investigation of a broad array of issues over the past two-plus years, the SEC Staff has informed us preliminarily that they have concerns in regard to two issues, relating to the Company’s internal controls over financial reporting and the adequacy of certain disclosures made in the past.  We have previously disclosed material weaknesses in our internal controls.  As for disclosures, we believe our disclosures complied with applicable law.  Despite our belief that the Staff should close the investigation, there can be no assurance that the Staff will not recommend some action involving the Company and/or individuals. Given the stage of the process, the Company is unable to provide a current assessment of the potential outcome or potential liability, if any.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Chardan Capital Markets v. Northwest Biotherapeutics, Inc.

On June 22, 2017, Chardan Capital Markets, LLC filed a lawsuit against the Company in the United District Court for the Southern District of New York, captioned Chardan Capital Markets v. Northwest Biotherapeutics, Inc., 1:17-cv-04727-PKC. Chardan alleges that it provided capital placement agent services to the Company in December 2016 under a contract and that it has not been fully compensated for those services. Chardan further alleges that it provided additional services to the Company in March 2017 in anticipation of entering into a contract and that it received no compensation. The operative complaint asserts claims sounding in unjust enrichment, quantum meruit, and breach of contract, and seeks recovery in the amount of $496,000, plus interest and attorneys’ fees and costs. The Company filed a motion to dismiss the complaint on December 1, 2017; Chardan filed its opposition brief on January 19, 2018; and the Company filed its reply brief on February 26, 2018. On August 6, 2018, the Court granted the Company’s motion to dismiss the case in its entirety and entered a Judgment dismissing Chardan’s Amended Complaint in its entirety.

14. Subsequent Events

Between July 2, 2018 and August 1, 2018, approximately $642,000 principal and $25,000 of accrued interest on certain notes were converted into approximately 3.1 million shares of common stock.

On August 13, 2018, the Company entered into an 18 month Note with an institutional investor at a 5% annual interest rate for $1.0 million with principal and interest payable on the maturity date of January 13, 2020. Upon issuance of the Note, the investor received a 2 year, 50% warrant containing 833,333 exercise shares at an exercise price of $0.60 per share. The Note also includes a prepayment provision.

On August 13, 2018 the Company entered into another 18 month Note with a different institutional investor at an 8% annual interest rate for $1,155,000 with a maturity date of January 13, 2020. The note carried an OID of 15%. Net funding to the Company is $1.0 million. No interest or principal payments are due during the first 6 months. Equal amortization payments of principal and interest are payable from month 7 through 18. The Note also includes a prepayment provision.

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

The Company’s lead product, DCVax®-L, is designed to treat solid tumor cancers in which the tumor can be surgically removed. This product is in an ongoing Phase III trial for newly diagnosed Glioblastome multiforme (GBM). 331 patients have been enrolled in the trial, and enrollment is closed. The trial is ongoing as the data continue to mature. The Company, the physicians and the patients remain blinded. On May 29, 2018, interim blinded data from the Phase III trial collected in 2017 were published in a peer reviewed scientific journal. As the Company noted in its announcement of the publication and in subsequent reports, the data could get either better or worse as it continues to mature. The Company is consulting with its Scientific Advisory Board, the Steering Committee of the trial and other independent experts about the ongoing handling of the trial.

As resources permit, the Company is also working on preparations for Phase II trials of DCVax-L for other indications.

The Company’s second product, DCVax®-Direct, is designed to treat inoperable solid tumors. A 40-patient Phase I trial has been completed, and included treatment of a diverse range of cancers. As resources permit, the Company is working on preparations for Phase II trials of DCVax-Direct.

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

Three Months Ended June 30, 2018 and 2017

We recognized a net loss of $21.2 million and $10.3 million for the three months ended June 30, 2018 and 2017, respectively. The increase in net loss was primarily due to the issuance of stock options during the three months ended June 30, 2018.

Research and Development Expense

Research and development expense were $5.3 million and $5.5 million for three months ended June 30, 2018 and 2017, respectively. At June 30, 2018, we owed Advent BioServices $2.0 million as of June 30, 2018 (which was related to 2017 and the six months ended June 30, 2018).

The following table summarizes expenses incurred to related parties during the three months ended June 30, 2018 and 2017 (amount in thousands), which include amounts that remained outstanding and unpaid:

	For the three months ended
	June 30,
	2018	2017
Cognate BioServices, Inc. (no longer related party in Q2 2018)	$-	$1,100
Cognate BioServices GmbH	-	348
Cognate Israel	70	318
Advent BioServices	1,747	853
Total	$1,817	$2,619

General and Administrative Expense

General and administrative expenses were $14.4 million and $3.3 million for the three months ended June30, 2018 and 2017, respectively. The increase compared with 2017 was primarily due to stock-based compensation from issuance of stock options to our officers and directors. We recorded approximately $10.7 million of stock-based compensation under general and administrative expenses during the three months ended June 30, 2018.

Legal Expenses

Legal costs were $0.9 million and $2 million for the three months ended June30, 2018 and 2017, respectively. The decrease in 2018 was primarily due to a decrease in litigation matters in 2018 compared with 2017.

Change in fair value of derivatives

During the three months ended June 30, 2018, we recognized a non-cash gain of $6.3 million as compared to a non-cash gain of approximately $6.5 million for the three months ended June 30, 2017.

The non-cash gain during the quarter ended June 30, 2018 was primarily due to the decrease in stock price as of June 30, 2018 compared with March 31, 2018.

Interest Expense

During the quarter ended June 30, 2018 and 2017, we recorded interest expense of $3.3 million and $1.3 million, respectively. Interest expense increased in 2018 as compared with 2017 primarily due to the increase from issuance of debt and amortization on debt discount. Although no repayments of Ms. Powers’ convertible notes have been made, we recorded approximately $2.0 million of debt amortization cost on Ms. Powers’ $5.4 million convertible notes.

Six Months Ended June 30, 2018 and 2017

For the six months ended June 30, 2018 and 2017, net cash used in operations was $16.4 million and $16.0 million, respectively. We recognized a net loss of $42.7 million and $22.9 million for the six months ended June 30, 2018 and 2017, respectively.

Research and Development Expense

For the six months ended June 30, 2018 and 2017, research and development expense was $10.0 million and $10.5 million, respectively. At June 30, 2018, we owed Advent BioServices and Cognate Israel $2.0 million for unpaid invoices.

The following table summarizes expenses incurred to related parties during the six months ended June 30, 2018 and 2017 (amount in thousands):

	For the six months ended
	June 30,
	2018	2017
Cognate BioServices, Inc. (no longer related party in Q2 2018)	$873	$2,878
Cognate BioServices GmbH	66	765
Cognate Israel	98	689
Advent BioServices	3,666	856
Total	$4,703	$5,188

General and Administrative Expense

General and administrative expense were $17.5 million and $6.3 million for the six months ended June 31, 2018 and 2017, respectively. The increase compared with 2017 was primarily due to stock-based compensation from issuance of stock options to our officers and directors. We recorded approximately $10.7 million of stock-based compensation under general and administrative during the six months ended June 30, 2018.

Legal Expenses

Legal costs were $2.1 million and $5.9 million for the six months ended June 31, 2018 and 2017, respectively. The decrease in 2018 was primarily due to a decrease in litigation matters in 2018 compared with 2017.

Change in fair value of derivatives

During the six months ended June 30, 2018 we recognized a non-cash loss of $5.1 million as compared to a non-cash gain of approximately $7.9 million for the six months ended June 30, 2017.

The non-cash loss during the six months ended June 30, 2018 was primarily due to the increase in stock price and number of warrants outstanding as of June 30, 2018 compared with December 31, 2017. As of June 30, 2018, there were approximately 369 million warrants outstanding compared to 320 million warrants as of December 31, 2017.

Interest Expense

During the six months ended June 30, 2018 and 2017, we recorded interest expense of $6.6 million and $2.5 million, respectively. Interest expense increased in 2018 as compared to 2017 primarily due to the increase from amortization on debt discount. Although no repayment of Ms. Powers’ Notes have been made, we recorded approximately $4.2 million of debt amortization cost on Ms. Powers’ $5.4 million convertible notes.

Liquidity and Capital Resources

We have experienced recurring losses from operations since inception. During the six months ended June 30, 2018, net cash outflows from operations were $16.4 million for the Company’s ongoing programs as well as preparations (as resources permit) for new clinical programs and for manufacturing capacity in Europe.

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

At June 30, 2018, current assets totaled $2.4 million, compared to $1.4 million at December 31, 2017. Current assets less current liabilities produced a working capital deficit in the amount of $96.1 million and $86.3 million at June 30, 2018 and December 31, 2017, respectively.

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

Contingent Contractual Payment

The following table summarizes our contractual obligations as of June 30, 2018 (amount in thousands):

	Payment Due by Period
		Less than	1 to 2
	Total	1 Year	Years
Short term convertible notes payable - related party (1)
10% unsecured	$5,578	$5,578	$-
Short term notes payable (2)
6% unsecured	1,473	1,473	-
8% unsecured	3,680	3,680	-
10% unsecured	153	153
12% unsecured	493	493	-
Short term notes payable - related parties (3)
10% unsecured - (on demand)	448	448	-
12% unsecured - (on demand)	76	76	-
Long term convertible notes payable (4)
12% secured convertible notes and interest	7,321	-	7,321
Long term notes payable (5)
8% unsecured	3,226	-	3,226
Share-settled debt, at fair value (6)	2,872	2,872	-
Mortgage loan and interest (7)	11,764	11,764	-
Operating leases (8)	7,763	2,689	5,074
Purchase obligation (9)
Total	$44,847	$29,226	$15,621

(1) The obligations related to short term convertible notes to Linda Powers were approximately $5.5 million as of June 30, 2018, which included contractual unpaid interest of $0.1.

(2) The obligations related to short term notes were approximately $5.8 million as of June 30, 2018, which included remaining contractual unpaid interest of $0.4 million.

(3) The obligations related to short term notes to related parties were approximately $0.5 million as of June 30, 2018, which included unpaid interest of $0.2 million. The obligations included loans of $50,000 from Cofer Black, a Company Director; $125,000 from Jerry Jasinowski, a Company Director; $125,000 from Robert Farmer, a Company Director; $49,000 remaining balance owed to Leslie Goldman, an officer of the Company.

(4) The obligations related to long term convertible notes were approximately $7.3 million as of June 30, 2018, which included unpaid interest of $1.9 million. The convertible notes will be due in June 2020.

(5) The obligations related to long term notes were approximately $3.2 million as of June 30, 2018, which included unpaid interest of $0.3 million. The convertible notes will be due in June 2019.

(6) The obligations related to share settled debt were approximately $2.9 million as of June 30, 2018, which included $1.3 million accrued interest.

(7) The obligations related to the mortgage loan were approximately $11.8 million as of June 30, 2018, which included $1.1 million renewal fee and exit fee which will be due at end of the loan term, and $0.4 million of remaining interest payments.

(8) The operating lease obligations during the next 2 years included $243,000 and $11,000 to our office in Maryland and Germany. We also assumed Cognate Bioservices, GmbH’s lease agreement for the facility that was to manufacture DCVax®-L products in Germany, and we agreed to pay $479,000 (400,000 Euros) settlement fee to the lessor in 2018. During the six months ended June 30, 2018, we have made full repayment. We also included approximately $2.7 million and $5.1 million of minimum lease payments in 2018 and 2019, respectively. Advent BioServices is the lessee for a facility where DCVax-L products are being manufactured in the U.K. Since we are not a direct party to this lease, Advent is charging us its share of the cost of this lease on a monthly basis and therefore we are including the minimum lease payments in this table.

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

As of June 30, 2018, there were not any shut-down or suspension fees triggered.

While our DCVax programs are ongoing, we are required to pay certain fees for dedicated production suites or capacity reserved exclusively for DCVax production, and pay for a certain minimum number of patients, whether or not we fully utilize the dedicated capacity and number of patients. We have disputed certain amounts, and we are in the process of discussing the amounts with Cognate..

Operating Activities

During the six months ended June 30, 2018 and 2017, net cash outflows from operations were $16.4 million and $16.0 million, respectively..

Investing Activities

During the six months ended June 30, 2017, we received $220,000 cash refund from certain vendors regarding UK facility leasehold improvement.

Financing Activities

We received approximately $8.1 million and $7.6 million cash proceeds from issuance of preferred stock, common stock and warrants in a public offering during the six months ended June 30, 2018 and 2017, respectively.

We received approximately $2.1 million cash proceeds from the exercise of warrants during the six months ended June 30, 2018.

We received approximately $9.1 million and $8.3 million cash proceeds from issuance of multiple debt to third parties and related parties during the six months ended June 30, 2018 and 2017, respectively.

We made an aggregate debt payment of $3.0 million and $4.1 million during the six months ended June 30, 2018 and 2017, respectively.

Our financial statements indicate there is substantial doubt about our ability to continue as a going concern as we are dependent on our ability to obtain ongoing financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis.  We can give no assurance that our plans and efforts to achieve the above steps will be successful.

Other factors affecting our ongoing funding requirements include the number of staff we employ, the number of sites and number of patients still active in our Phase III brain cancer trial, the costs of further product and process development work relating to our DCVax products, the costs of preparations for Phase II trials, the costs of expansion of manufacturing, and unanticipated developments. The extent of resources available to us will determine which programs can move forward and at what pace.

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

Based on our analysis, as of June 30, 2018, the effect of a 100+/- basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss are considered immaterial.

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

Changes in Internal Control over Financial Reporting

We continue to make further improvements to our internal controls over financial reporting, in addition to the improvements developed in 2016 and 2017. These enhanced procedures did not result in identifying any related party transactions other than the ones already known and disclosed. We will continue to take steps to improve our internal control system and to address the remaining deficiencies, but the timing of such steps is uncertain and our ability to retain or attract qualified individuals to undertake these functions is also uncertain.  There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

U.S. Securities and Exchange Commission

As previously reported, the Company has received a number of formal information requests (subpoenas) from the SEC regarding several broad topics that have been previously disclosed, including the Company’s membership on Nasdaq and delisting, related party matters, the Company’s programs, internal controls, the Company’s Special Litigation Committee, disclosures and the publication of interim clinical trial data. Testimony of certain officers and third parties has been taken as well. The Company has been cooperating with the SEC investigation.  As hoped, the investigation is winding to a conclusion.  After investigation of a broad array of issues over the past two-plus years, the SEC Staff has informed us preliminarily that they have concerns in regard to two issues, relating to the Company’s internal controls over financial reporting and the adequacy of certain disclosures made in the past.  We have previously disclosed material weaknesses in our internal controls.  As for disclosures, we believe our disclosures complied with applicable law.  Despite our belief that the Staff should close the investigation, there can be no assurance that the Staff will not recommend some action involving the Company and/or individuals. Given the stage of the process, the Company is unable to provide a current assessment of the potential outcome or potential liability, if any.

Chardan Capital Markets v. Northwest Biotherapeutics, Inc.

On June 22, 2017, Chardan Capital Markets, LLC filed a lawsuit against the Company in the United District Court for the Southern District of New York, captioned Chardan Capital Markets v. Northwest Biotherapeutics, Inc., 1:17-cv-04727-PKC. Chardan alleges that it provided capital placement agent services to the Company in December 2016 under a contract and that it has not been fully compensated for those services. Chardan further alleges that it provided additional services to the Company in March 2017 in anticipation of entering into a contract and that it received no compensation. The operative complaint asserts claims sounding in unjust enrichment, quantum meruit, and breach of contract, and seeks recovery in the amount of $496,000, plus interest and attorneys’ fees and costs. The Company filed a motion to dismiss the complaint on December 1, 2017; Chardan filed its opposition brief on January 19, 2018; and the Company filed its reply brief on February 26, 2018. On August 6, 2018, the Court granted the Company’s motion to dismiss the case in its entirety and entered a Judgment dismissing Chardan’s Amended Complaint in its entirety.

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

NORTHWEST BIOTHERAPEUTICS, INC

Dated: August 14, 2018	By:	/s/ Linda F. Powers
		Name:	Linda F. Powers

		Title:	President and Chief Executive Officer
Principal Executive Officer
Principal Financial and Accounting Officer

