Form 10-Q
period 2018-09-30
NORTHWEST BIOTHERAPEUTICS INC
filed 2018-11-16
CIK 1072379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

(240) 497-9024

(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒      No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.         ☐

As of November 14, 2018, the total number of shares of common stock, par value $0.001 per share, outstanding was 513,359,936.

NORTHWEST BIOTHERAPEUTICS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$248	$117
Prepaid expenses and other current assets	870	1,285
Total current assets	1,118	1,402

Non-current assets:
Property, plant and equipment, net	45,149	47,488
Other assets	67	17
Total non-current assets	45,216	47,505

TOTAL ASSETS	$46,334	$48,907

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$21,958	$13,015
Accounts payable and accrued expenses to related parties and affiliates	3,750	5,385
Convertible notes, net	135	135
Convertible notes to related party	5,400	-
Notes payable, net	4,130	7,122
Notes payable to related party	434	1,121
Share settled debt, at fair value (in default)	855	3,308
Environmental remediation liability	6,200	6,200
Shares payable	138	-
Warrant liability	29,552	40,171
Mortgage loan, net of current portion, net	4,724	11,226
Total current liabilities	77,276	87,683

Non-current liabilities:
Convertible notes payable, net of current portion, net	5,188	6,010
Note payable, net of current portion, net	4,519	2,507
Mortgage loan, net of current portion, net	6,490	-
Total non-current liabilities	16,197	8,517

Total liabilities	93,473	96,200

Preferred stock ($0.001 par value); 100,000,000 shares authorized as of September 30, 2018 and December 31, 2017, respectively
Convertible Series A, 15,000,000 shares designated - 0 and 9.7 million shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	-	7,439
Convertible Series B, 15,000,000 shares designated - 0 and 5.6 million shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	-	12,601

COMMITMENTS AND CONTINGENCIES

Stockholders' equity (deficit):
Common stock ($0.001 par value); 1,200,000,000 shares authorized; 510.1 million and 328.9 million shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	510	329
Additional paid-in capital	770,739	721,554
Stock subscription receivable	(10)	-
Accumulated deficit	(818,763)	(788,619)
Accumulated other comprehensive loss	385	(597)
Total stockholders' equity (deficit)	(47,139)	(67,333)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) AND TEMPORARY EQUITY	$46,334	$48,907

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Research and other	$453	$148	$863	$304
Total revenues	453	148	863	304
Operating costs and expenses:
Research and development	4,296	9,721	14,311	20,222
General and administrative	3,531	2,965	20,985	9,254
Legal expenses	1,945	1,595	4,056	7,530
Total operating costs and expenses	9,772	14,281	39,352	37,006
Loss from operations	(9,319)	(14,133)	(38,489)	(36,702)
Other income (expense):
Inducement loss	-	(2,297)	-	(2,297)
Change in fair value of derivative liabilities	24,358	(4,933)	19,220	2,963
Net loss from extinguishment of debt	(229)	(1,975)	(830)	(10,517)
Interest expense	(1,596)	(1,193)	(8,222)	(3,695)
Foreign currency transaction gain	(636)	1,260	(1,823)	4,104
Net income (loss)	$12,578	$(23,271)	$(30,144)	$(46,144)
Deemed dividend on convertible preferred stock	(4,175)	-	(17,765)	-
Net income (loss) applicable to common stockholders	$8,403	$(23,271)	$(47,909)	$(46,144)

Net earnings (loss) per share applicable to common stockholders
Basic	$0.02	$(0.08)	$(0.12)	$(0.21)
Diluted	$0.02	$(0.08)	$(0.12)	$(0.21)
Weighted average shares used in computing basic earnings (loss) per share	461,040	281,486	414,426	217,587
Weighted average shares used in computing diluted earnings (loss) per share	516,300	281,486	414,426	217,587

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

(in thousands)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income (loss)	$12,578	$(23,271)	$(30,144)	$(46,144)
Other comprehensive loss
Foreign currency translation adjustment	301	(561)	982	(2,201)
Total comprehensive loss	$12,879	$(23,832)	$(29,162)	$(48,345)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands)

							Total
			Additional			Cumulative	Stockholders'
	Common Stock		Paid-in	Subscription	Accumulated	Translation	Equity
	Shares	Par value	Capital	Receivable	Deficit	Adjustment	(Deficit)
Balance at January 1, 2018	328,857	$329	$721,554	$-	$(788,619)	$(597)	$(67,333)
Issuance of common stock and warrants for cash in a registered direct offering	4,000	4	696	-	-	-	700
Issuance of common stock for conversion of Series A convertible preferred stock	100,141	100	18,938	(109)	-	-	18,929
Deemed dividend on conversion of Series A convertible preferred stock to common stock	-	-	(10,892)	-	-	-	(10,892)
Beneficial conversion feature of Series B convertible preferred stock	-	-	2,086	-	-	-	2,086
Deemed dividend related to immediate accretion of beneficial conversion feature of Series B convertible preferred stock	-	-	(2,086)	-	-	-	(2,086)
Issuance of common stock for conversion of Series B convertible preferred stock	32,491	33	19,674	(10)	-	-	19,697
Deemed dividend on conversion of Series B convertible preferred stock to common stock	-	-	(4,787)	-	-	-	(4,787)
Warrants exercised for cash	8,957	9	2,110	-	-	-	2,119
Reclassification of warrant liabilities related to warrants exercised for cash	-	-	2,177	-	-	-	2,177
Conversion of share settled debt into common stock	13,300	13	2,440	-	-	-	2,453
Issuance of common stock and warrants for conversion of debt and accrued interest	22,268	22	5,500	-	-	-	5,522
Reclass between accrued interest and subscription receivable	-	-	-	9	-	-	9
Proceeds from investor to offset subscription receivable	-	-	-	100	-	-	100
Stock-based compensation	100	-	13,329	-	-	-	13,329
Net loss	-	-	-	-	(30,144)	-	(30,144)
Cumulative translation adjustment	-	-	-	-	-	982	982
Balance at September 30, 2018	510,114	$510	770,739	$(10)	$(818,763)	$385	$(47,139)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

`	For the nine months ended
	September 30,
	2018	2017
Cash Flows from Operating Activities:
Net Loss	$(30,144)	$(46,144)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	1,063	141
Amortization of debt discount	5,882	1,158
Amortization of debt premium	(319)	407
Inducement loss	-	2,297
Change in fair value of derivatives	(19,220)	(2,963)
Loss from extinguishment of debt	830	10,067
Stock-based compensation related to warrant modification	141	-
Stock-based compensation for services	13,329	729
Subtotal of non-cash charges	1,706	11,836
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	428	(72)
Other non-current assets	(55)	38
Accounts payable and accrued expenses	4,493	4,368
Related party accounts payable and accrued expenses	3,164	8,273
Net cash used in operating activities	(20,408)	(21,701)
Cash Flows from Investing Activities:
Refund of leasehold improvement related to UK construction	-	220
Purchase of property, plant and equipment	-	(14)
Net cash provided by investing activities	-	206
Cash Flows from Financing Activities:
Proceeds from issuance of Series A convertible preferred stock and warrants	527	-
Proceeds from issuance of Series B convertible preferred stock and warrants, net	6,594	-
Proceeds from issuance of common stock and warrants in a registered direct offering, net	1,000	8,653
Proceeds from issuance of common stock and warrants in a private offering	-	1,616
Proceeds from private offering (shares payable)	138	2,550
Proceeds from investor to offset subscription receivable	100	-
Proceeds from exercise of warrants	2,119	2,805
Proceeds from issuance of notes payable, net	5,701	4,864
Proceeds from issuance of notes payable to related party	95	2,805
Proceeds from issuance of convertible notes payable, net	-	1,604
Proceeds from issuance of convertible notes payable to related party	5,400	-
Repayment of notes payable	(2,200)	-
Repayment of notes payable to related parties	(782)	(1,644)
Repayment of convertible notes payable	-	(3,258)
Net cash provided by financing activities	18,692	19,995
Effect of exchange rate changes on cash and cash equivalents	1,847	(4,320)
Net increase (decrease) in cash and cash equivalents	131	(5,820)

Cash and cash equivalents, beginning of the year	117	6,871
Cash and cash equivalents, end of the year	$248	$1,051

Supplemental disclosure of cash flow information
Interest payments on mortgage loan	$(935)	$(969)
Interest payments on senior convertible note	$-	$(485)
Interest payments on notes payable to related party	$(27)	$(47)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the nine months ended
	September 30,
	2018	2017
Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock for conversion of Series A convertible preferred stock	$18,929	$-
Deemed dividend on conversion of Series A convertible preferred stock to common stock	$10,892	$-
Beneficial conversion feature of Series B convertible preferred stock	$2,086	$-
Deemed dividend related to immediate accretion of beneficial conversion feature of Series B convertible preferred stock	$2,086	$-
Issuance of common stock for conversion of Series B convertible preferred stock	$19,697	$-
Deemed dividend on conversion of Series B convertible preferred stock to common stock	$4,787	$-
Reclassification of warrant liabilities related to warrants exercised for cash	$2,177	$2,117
Reclassification of warrant liabilities related to cashless warrants exercise	$-	$3,054
Cashless warrants exercise	$-	$7
Conversion of share settled debt into common stock	$2,453	$1,187
Issuance of common stock and warrants for conversion of debt and accrued interest	$4,692	$10,975
Exchange 2014 Senior Convertible Notes and accrued interest for secured convertible note	$-	$5,175
Forgiveness of certain payables to Cognate BioServices, Inc.	$-	$3,750
Embedded conversion features with issuance of secured convertible notes	$-	$1,826
Beneficial conversion feature associated with convertible note issued to related party	$-	$-
Warrants and contingently issuable warrants associated with convertible notes payable to related party	$4,217	$-
Issuance of warrants in conjunction with note payable	$67	$139
Conversion of note payable to offset Series A convertible preferred stock subscription receivable	$500	$-
Conversion of interest payable to offset Series A convertible preferred stock subscription receivable	$71	$-
Accrued renewal fee incurred from mortgage loan	$212	$218
Reclass between accrued interest and subscription receivable	$9	$-

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

The Company is developing experimental dendritic cell vaccines using its platform technology known as DCVax®. DCVax is being tested in clinical trials for use in the treatment of certain types of cancers.

Cognate BioServices, Inc. (“Cognate BioServices”), a company which was related by common ownership until a management buyout of Cognate occurred on February 6, 2018, provides the Company with mission critical contract manufacturing services, research and development services, distribution and logistics, and related services, in compliance with the Company’s specifications and the applicable regulatory requirements for clinical grade cellular products for North America. Advent BioServices, Ltd (“Advent”) provides such services for the UK and Europe. Advent was formerly the UK branch of Cognate BioServices. Advent is a related party owned by Toucan Capital Fund III, who also owned Cognate BioServices prior to the management buyout. The Company and Cognate BioServices, and the Company and Advent BioServices, are currently parties to a series of contracts providing for these services as more fully described below. The Company is currently dependent on Cognate BioServices and Advent BioServcies to provide the manufacturing services, and any interruption of such services could potentially have a material adverse effect on the Company’s ability to proceed with its clinical trials.

2. Liquidity, Financial Condition and Management Plans

During the nine months ended September 30, 2018 the Company used approximately $20.4 million of cash in its operating activities. Management believes that the Company will be able to continue accessing capital resources through the sale of equity and debt financing arrangements. However, the Company has no assurance that such capital will be available at the times needed and/or on the terms desired.

During the nine months ended September 30, 2018, the Company raised approximately $21.7 million in equity and debt securities to fund its operations. The Company had current assets of $1.1 million and a working capital deficit of approximately $76.2 million at September 30, 2018. The Company owed an aggregate of $3.8 million of trade liabilities and accrued expenses to certain related parties as of September 30, 2018, of which $3.3 million was payable to Advent BioServices and Cognate Israel.

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

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of September 30, 2018, condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017, condensed consolidated statements of comprehensive loss for the three and nine months ended September 30, 2018 and 2017, condensed consolidated statement of stockholders’ equity (deficit) for the nine months ended September 30, 2018, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018 or for any future interim period. The condensed consolidated balance sheet at December 31, 2017 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2017 and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on April 17, 2018.

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

Recent Issued Accounting Pronouncements

Leases

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”) which supersedes ASC Topic 840, Leases. ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability on their balance sheets for all the leases with terms greater than twelve months. Based on certain criteria, leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. For leases with a term of twelve months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it should recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” that allows entities to apply the provisions of the new standard at the effective date (e.g. January 1, 2019), as opposed to the earliest period presented under the modified retrospective transition approach (January 1, 2017) and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The modified retrospective approach includes a number of optional practical expedients primarily focused on leases that commenced before the effective date of Topic 842, including continuing to account for leases that commence before the effective date in accordance with previous guidance, unless the lease is modified. The Company currently expects that most of its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon its adoption of Topic 842, which will increase the total assets and total liabilities that the Company reports relative to such amounts prior to adoption.

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

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

SEC Disclosure Update and Simplification

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule was effective on November 5, 2018. The Company is evaluating the impact of this guidance on its condensed consolidated financial statements.

4. Fair Value Measurements

Derivative Warrants Granted in 2018

During the nine months ended September 30, 2018, the Company granted approximately 69.1 million warrants (the “Warrants”) to multiple investors (the “Holders”), including 11.7 million contingently issuable warrants to Linda F. Powers, the Company’s Chief Executive Officer. Since the Company’s adoption of a sequencing policy, the warrants were classified as liabilities and measured at fair value on the grant date, with changes in fair value recognized as other income on the statements of operations and disclosed in the financial statements.

A summary of weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring warrants granted during the nine months ended September 30, 2018 is as follows:

	2018 Warrants Granted Associated with
	Series A Convertible	Series B Convertible		Issuance of	Modification of
	Preferred Stock	Preferred Stock	Common Stock	Debt	Warrant Liabilities
Strike price	$0.22	$0.30	$0.30	$0.31	$0.26
Contractual term (years)	2.0	2.0	2.0	4.9	3.8
Volatility (annual)	116%	115%	114%	94%	99%
Risk-free rate	2%	2%	3%	3%	3%
Dividend yield (per share)	0%	0%	0%	0%	0%

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of September 30, 2018 and December 31, 2017 (in thousands):

	Fair value measured at September 30, 2018
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	September 30, 2018	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$29,552	$-	$-	$29,552
Embedded conversion feature	1,690	-	-	1,690
Share-settled debt (in default)	855	-	-	855
Total fair value	$32,097	$-	$-	$32,097

	Fair value measured at December 31, 2017
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$40,171	$-	$-	$40,171
Embedded conversion feature	2,608	-	-	2,608
Share-settled debt (in default)	3,308	-	-	3,308
Total fair value	$46,087	$-	$-	$46,087

There were no transfers between Level 1, 2 or 3 during the nine-month period ended September 30, 2018.

The following table presents changes in Level 3 liabilities measured at fair value for the nine-month period ended September 30, 2018. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

		Embedded	Share-settled
	Warrant	Conversion	Debt
	Liability	Feature	(in Default)	Total
Balance – January 1, 2018	$40,171	$2,608	$3,308	$46,087
Warrants granted	9,509	-	-	9,509
Bifurcated embedded derivative liability	-	351	-	351
Extinguishment of warrant liabilities related to warrants exercised for cash	(2,177)	-	-	(2,177)
Conversion of share-settled debt	-	-	(2,453)	(2,453)
Change in fair value	(17,951)	(1,269)	-	(19,220)
Balance – September 30, 2018	$29,552	$1,690	$855	$32,097

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities and embedded conversion feature that are categorized within Level 3 of the fair value hierarchy as of September 30, 2018 is as follows:

	As of September 30, 2018		As of December 31, 2017
		Embedded		Embedded
	Warrant Liability	Conversion Feature	Warrant Liability	Conversion Feature
Strike price	$0.19	$0.44	$0.31	$0.50
Contractual term (years)	2.2	1.5	2.6	2.5
Volatility (annual)	92%	85%	110%	102%
Risk-free rate	3%	3%	2%	2%
Dividend yield (per share)	0%	0%	0%	0%

5. Property & Equipment

Property and equipment consist of the following at September 30, 2018 and December 31, 2017 (in thousands):

	September 30,	December 31,	Estimated
	2018	2017	Useful Life
Leasehold improvements	$81	$81	Lesser of lease term or estimated useful life
Office furniture and equipment	25	25	3 years
Computer equipment and software	602	622	3 years
	708	728
Less: accumulated depreciation	(652)	(559)
Total property, plant and equipment, net	$56	$169

Land in the United Kingdom	$29,003	$29,003	NA
Buildings in the United Kingdom	17,284	18,601	15 years
Less: accumulated depreciation	(1,194)	(285)
Total facilities in the United Kingdom, net	$45,093	$47,319

Depreciation expenses were approximately $341,000 and $41,000 for the three months ended September 30, 2018 and 2017 and were approximately $1,063,000 and $141,000 for the nine months ended September 30, 2018 and 2017.

6. Stock-based Compensation

During nine months ended September 30, 2018, the Company issued options thereunder to certain directors, officers and consultants, most of which options were previously approved by the Board (collectively, the “Options”).

The Options included 71,576,000 options for officers, 15,680,000 options to independent directors, and 1,500,000 to an individual consultant. The Options are subject to vesting requirements. 50% of the Options are vested on the grant date, and the remaining 50% of the Options are vesting monthly over a period of 24 months following the Board approvals of the Options, subject to acceleration upon the occurrence of certain achievement milestones as reported in an 8-K filed on June 1, 2018. A performance milestone was achieved and the Company accelerated vesting on 25% of these outstanding Options.  As a result, the Company recorded an additional charge to stock-based compensation of $1.0 million during the nine months ended September 30, 2018.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Modification of Stock Options

In January 2018, the Board also approved extension of the term of options that were granted to Dr. Alton Boyton and Dr. Marnix Bosch on June 13, 2017, from 5 years to 10 years to conform to the term of other employee options. The Company accounted for the modification as a Type I (probable-to-probable) modification and the incremental cost was approximately $0.3 million.

The following table summarizes stock option activities for the Company’s option plans for the nine months ended September 30, 2018 (amount in thousands, except per share number):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value
Outstanding as of December 31, 2017	12,656	$10.56	1.9	$-
Granted	100,090	0.23	9.6	-
Forfeited/expired	(12,587)	-	-	-
Outstanding as of September 30, 2018	100,159	$0.24	9.6	$-
Options vested and exercisable	78,267	$0.24	9.5	$-

The following weighted average assumptions were used to compute the fair value of stock options granted during the nine months ended September 30, 2018:

For the Nine Months
Ended
September 30, 2018
Exercise price	$0.23
Expected term (years)	5.2
Expected stock price volatility	96%
Risk-free rate of interest	3%

The following table summarizes stock-based compensation expense related to stock options for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Research and development	$451	$119	$1,575	$492
General and administrative	1,004	-	11,718	-
Total stock-based compensation expense	$1,455	$119	$13,293	$492

The weighted average grant date fair value was approximately $16.3 million, including the incremental fair value of $0.3 million resulting from the modification of Dr. Alton Boyton’s and Dr. Marnix Bosch’s options, which is being recognized over the new vesting period of 1.5 years. The total unrecognized compensation cost was approximately $2.4 million as of September 30, 2018 and will be recognized over the next 2.0 years.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

7. Outstanding Debt

The following table summarizes outstanding debt as of September 30, 2018 and December 31, 2017, respectively (amount in thousands, except per share data):

		Stated			Remaining	Fair Value of
		Interest	Conversion		Debt (Discount)/	Embedded	Carrying
	Maturity Date	Rate	Price	Face Value	Premium	Conversion Option	Value
Short term convertible notes payable
6% unsecured (1)	Due	6%	$3.09	$135	$-	$-	$135

Short term convertible notes payable - related party
10% unsecured (2)	On Demand	10%	$0.23	5,400	-	-	5,400

Short term notes payable
6% unsecured (3)	In Default	18%	N/A	1,389	(145)	338	1,582
8% unsecured (4)	Various	8%	N/A	2,119	(161)	-	1,958
10% unsecured (6)	On Demand	10%	N/A	150	-	-	150
12% unsecured (7)	On Demand	12%	N/A	440	-	-	440
				4,098	(306)	338	4,130
Short term notes payable - related parties
10% unsecured - Related Parties (9)	On Demand	10%	N/A	300	-	-	300
12% unsecured - Related Parties (9)	On Demand	12%	N/A	69	-	-	69
10% unsecured - Related Parties (9)	On Demand	10%	N/A	65	-	-	65
				434	-	-	434

Share-settled debt, at fair value (10)	In Default	18%	$0.24	855	-	-	855

Short term mortgage loan (11)	8/17/2019	12%	N/A	4,910	(186)	-	4,724

Long term convertible notes payable
12% secured convertible notes (12)	6/21/2020	12%	$0.50	5,350	(1,514)	1,352	5,188

Long term notes payable
8% unsecured (13)	Various	8%	N/A	4,035	(455)	-	3,580
5% unsecured (14)	2/13/2020	5%	N/A	1,000	(61)	-	939
				5,035	(516)	-	4,519

Long term mortgage loan (11)	11/16/2019	12%	N/A	6,529	(39)	-	6,490

Ending balance as of September 30, 2018				$32,746	$(2,561)	$1,690	$31,875

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

		Stated			Remaining	Fair Value of
		Interest	Conversion		Debt (Discount)/	Embedded	Carrying
	Maturity Date	Rate	Price	Face Value	Premium	Conversion Option	Value
Short term convertible notes payable
6% unsecured (1)	Due	6%	$3.09	$135	$-	$-	$135

Short term notes payable
8% unsecured (4)	9/3/2018 and 12/5/2018	8%	N/A	2,007	355	-	2,362
8% unsecured (5)	6/30/2018	8%	N/A	1,655	(103)	-	1,552
10% unsecured (6)	On Demand	10%	N/A	650	-	-	650
12% unsecured (7)	On Demand	12%	N/A	440	(82)	-	358
8% unsecured (8)	On Demand	8%	N/A	2,200	-	-	2,200
				6,952	170	-	7,122
Short term notes payable - related parties
10% unsecured - Related Parties (9)	On Demand	10%	N/A	1,071	-	-	1,071
12% unsecured - Related Parties (9)	On Demand	12%	N/A	50	-	-	50
				1,121	-	-	1,121

Share-settled debt, at fair value (10)	In Default	18%	$0.24	3,308	-	-	3,308

Short term mortgage loan (11)	8/16/2018 & 11/16/18	12%	N/A	11,629	(403)	-	11,226

Long term convertible notes payable
12% secured convertible notes (12)	06/21/20	12%	$0.50	5,350	(1,948)	2,608	6,010

Long term notes payable
8% unsecured (4)	06/20/19	8%	N/A	2,880	(373)	-	2,507

Ending balance as of December 31, 2017				$31,375	$(2,554)	$2,608	$31,429

(1)	This $135,000 note as of September 30, 2018 and December 31, 2017 consists of two separate 6% notes in the amounts of $110,000 and $25,000. In regard to the $110,000 note, the Company has made ongoing attempts to locate the creditor to repay or convert this note, but has been unable to locate the creditor to date. In regard to the $25,000 note, the holder has elected to convert these notes into equity, the Company has delivered the applicable conversion documents to the holder, and the Company is waiting for the holder to execute and return the documents.

(2)	Between February 2018 and April 2018, the Company’s Chief Executive Officer, Linda Powers, loaned the Company an aggregate principal amount of $5.4 million, and the Company entered into convertible note agreements for this amount (the “Convertible Notes”). The Convertible Notes bear interest rate at 10% per annum, and are repayable upon 15 days' notice from the holder (and no later than five years from the date of the Convertible Notes).

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

The Company issued 23.5 million Class D-2 Warrants with an exercise price of $0.30, including 11.7 million contingently issuable warrants. The fair value of the warrants was approximately $4.2 million, which was recorded as debt discount at the issuance date.

The Company recorded $4.2 million interest expense as amortization on the debt discount immediately due to the term of the Convertible Notes, which are on demand.

The accrued interest associated with the Convertible Notes were approximately $314,000 as of September 30, 2018.

(3)	On May 1, 2018, the Company entered into a Convertible Secured Full Recourse Redeemable Note Agreement (the “Secured Note”) of $1.4 million with an existing investor, who is currently holding certain share-settled debt of the Company. The Secured Note included an original issue discount of $0.1 million and $50,000 legal cost that was reimbursable to the investor. The Secured Note was due on August 25, 2018 and is currently in default. The Secured Note currently bears default interest rate at 18%.

Due to the events of default, the holder is entitled to convert all or any amount of the outstanding principal amount and interest into shares of the common stock of the Company without restrictive legend of any nature. The Company recorded $351,000 interest expenses related to embedded derivative liabilities as of the maturity date of the Secured Note and revalued at $338,000 as of September 30, 2018.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The accrued interest associated with the Secured Note was approximately $53,000 as of September 30, 2018.

(4)	This $2.1 million note as of September 30, 2018 consists of two separate 8% notes in the amounts of $0.2 million and $1.9 million.

During the nine months ended September 30, 2018, the Company converted approximately $2.7 million principal and $0.2 million accrued interest into approximately 15.5 million shares of common stock at fair value of $3.7 million. The Company recorded an approximate $1.0 million debt extinguishment loss from this conversion.

(5)	On December 30, 2016, the Company entered into a note purchase agreement (the “Note”) with an individual investor for an aggregate principal amount of $3.3 million. The Note bore interest at 8% per annum with 18 months term. The Note carries an original issue discount of $0.3 million and $10,000 legal cost that was reimbursable to the investor.

During the nine months ended September 30, 2018, the Company entered into multiple exchange agreement with the Note holder to convert approximately $1.7 million principal and $33,000 accrued interest into approximately 6.8 million shares of common stock at fair value of $1.8 million. The Company recorded an approximate $0.1 million debt extinguishment loss from this conversion.

(6)	In 2017, the Company entered two promissory note agreements (the “Notes”) with certain investors for an aggregate principal amount of $650,000. The Notes bore interest at 10% per annum, and were payable upon demand.

During the nine months ended September 30, 2018, the Company agreed to take the proceeds from the $500,000 note and $12,000 accrued interest to offset certain Series A convertible preferred stock subscription receivable.

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

During the nine months ended September 30, 2018, the Company made full repayment to the Note holder in the amount of $2.2 million, including $9,000 related to accrued interest.

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

During the nine months ended September 30, 2018, the Company made an aggregate principal payment of $0.4 million to the Goldman Notes.

The outstanding principal amount for the Goldman Notes was approximately $69,000 and $0.4 million as of September 30, 2018 and December 31, 2017, respectively.

There was approximately $71,000 accrued interest associated with the Goldman Notes which remained due as of September 30, 2018.

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

During the nine months ended September 30, 2018, the Company made an aggregate principal payment of approximately $0.4 million to the Toucan Notes. In addition, the Company also made a partial interest payment of $18,000.

All principal was repaid as of September 30, 2018. There was approximately $50,000 remaining of unpaid interest as of September 30, 2018.

Board of Directors Notes

In 2017, Jerry Jasinowski, Robert Farmer and Cofer Black, members of the Company’s Board of Directors, loaned the Company an aggregate amount of $300,000 pursuant to multiple Demand Promissory Notes (the “Notes”). The Notes bear interest at 10% per annum, and are payable upon demand, with 7 days’ prior written notice to the Company.

No repayments have been made on any of these notes. The full principal and interest amounts remained outstanding as of September 30, 2018.

Advent BioServices Note

On September 26, 2018, Advent BioServices, a related party which was formerly part of Cognate BioServices and was spun off separately as part of an institutional financing of Cognate, provided a short-term loan to the Company in the amount of $65,000 (50,000 GBP). The loan bears interest at 10% per annum, and is payable upon demand, with 7 days’ prior written notice to the Company.

(10)	During the nine months ended September 30, 2018, the holder of the Company’s share-settled debt converted approximately $2.5 million of outstanding share-settled debt.

(11)	The two mortgage loans will be due on August 16, 2019 and November 16, 2019. During the nine months ended September 30, 2018, the Company made $935,000 of interest payments.

(12)	These long-term secured convertible notes (the “Notes”) have a 3-year maturity and bear interest at 12% per annum. No interest will be payable during the term, but interest will accrue and be payable at maturity. The Notes are secured by the property owned by the Company in the U.K., and not by any other assets of the Company. The Notes and accrued interest will be convertible at any time during the term at fixed conversion prices: 50% of the principal and accrued interest will be convertible at $0.25 per share, 25% of the principal and accrued interest will be convertible at $0.50 per share and 25% of the principal and accrued interest will be convertible at $1.00 per share.

The Notes contained an embedded conversion feature which had been revalued as of September 30, 2018 to approximately $1.4 million (see note 4).

(13)	On June 12, 2018, the Company entered into a note purchase agreement (the “June Note”) with an individual investor for an aggregate principal amount of $2,880,000. On August 13, 2018, the Company entered into another note purchase agreement (the “August Note”) with the same individual investor for an aggregate principal amount of $1,155,000. The June Note and the August Note (collectively the “Notes”) both bear interest at 8% per annum with a 2-year term. The Notes carry an aggregated original issue discount of $525,000 and $10,000 for legal cost that was reimbursable to the investor.

No repayments have been made on the Note. The remaining debt discount and accrued interest associated with the Note as of September 30, 2018 was $455,000 and $82,000, respectively.

(14)	On August 13, 2018, the Company entered into an 18 month Note with an institutional investor at a 5% annual interest rate for $1.0 million with principal and interest payable on the maturity date of January 13, 2020. Upon issuance of the Note, the investor received a 2-year, 50% warrant containing 833,333 exercise shares (the “Warrants”) at an exercise price of $0.60 per share. The Warrants had fair value of approximately $67,000 on the grant date, which was recorded as debt discount. The Note also includes a prepayment provision.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The following table summarizes total interest expenses related to senior convertible notes, other notes and mortgage loan for the three and nine months ended September 30, 2018 and 2017, respectively (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest expenses related to 2014 Senior convertible notes:
Contractual interest	$-	$-	$-	$424
Amortization of debt issuance costs	-	-	-	175
Total interest expenses related to senior convertible notes	-	-	-	599
Interest expenses related to other notes:
Contractual interest	570	354	1,644	743
Amortization on debt premium	(79)	59	(319)	407
Amortization of debt discount	673	345	5,492	615
Total interest expenses related to other notes	1,164	758	6,817	1,765
Interest expenses related to mortgage loan:
Contractual interest	303	304	942	953
Amortization of debt issuance costs	127	126	390	368
Total interest expenses on the mortgage loan	430	430	1,332	1,321
Interest expenses related to Series A convertible preferred stock	-	-	68	-
Other interest expenses	2	5	5	10
Total interest expense	$1,596	$1,193	$8,222	$3,695

8. Net Loss per Share Applicable to Common Stockholders

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted loss per common share is computed similar to basic loss per common share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Diluted weighted average common shares include common stock potentially issuable under the Company’s convertible notes, vested and unvested stock options.

The following table sets forth the computation of earnings (loss) per share (amounts in thousands except per share data):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net earnings (loss) - basic	$8,403	$(23,271)	$(47,909)	$(46,144)
Interest on convertible senior notes	2,617	-	-	-
Net earnings (loss) - diluted	$11,020	$(23,271)	$(47,909)	$(46,144)

Weighted average shares outstanding - basic	461,040	281,486	414,426	217,587
Warrants	1,533	-	-	-
Convertible notes and accrued interest	41,960	-	-	-
Share-settled debt and accrued interest	11,767	-	-	-
Weighted average shares outstanding - diluted	516,300	281,486	414,426	217,587

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The following securities were not included in the diluted net loss per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the nine months ended
	June 30,
	2018	2017
Common stock options	100,159	12,656
Common stock warrants - equity treatment	-	37,499
Common stock warrants - liability treatment	357,192	141,468
Contingently issuable warrants	11,739	-
Share-settled debt and accrued interest, at fair value	11,767	23,406
Convertible notes and accrued interest	41,960	15,293
Potentially dilutive securities	522,817	230,322

9. Related Party Transactions

Cognate & Advent Expenses and Accounts Payable

The following table summarizes expenses incurred to related parties during the three and nine months ended September 30, 2018 and 2017 (amount in thousands) (some of which remain unpaid as noted below):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Cognate BioServices, Inc. (no longer related party since Q2 2018)	$-	$6,579	$873	$9,457
Cognate BioServices GmbH	-	565	66	1,330
Cognate Israel	35	265	133	954
Advent BioServices	1,373	438	5,039	1,294
Total	$1,408	$7,847	$6,111	$13,035

The following table summarizes outstanding accounts payable held by related parties as of September 30, 2018 and December 31, 2017 (amount in thousands). These unpaid amounts include part of the expenses reported in the table above and also certain expenses incurred in prior periods. The unpaid amounts to Cognate BioServices, Inc. also include certain amounts that the Company disputes and that are under discussion with Cognate.

	September 30, 2018	December 31, 2017
Cognate BioServices, Inc. (no longer related party in Q2 2018)*	$8,192	$4,520
Cognate BioServices GmbH	323	279
Cognate Israel	35	239
Advent BioServices	3,235	165
Total	$11,785	$5,203

* Including certain disputed amounts that the Company is in the process of discussing with Cognate.

Advent BioServices Agreement

On May 14, 2018, the Company entered into a DCVax®-L Manufacturing and Services Agreement with Advent BioServices, a related party which was formerly part of Cognate BioServices and was spun off separately as part of an institutional financing of Cognate. The Advent Agreement provides for manufacturing of DCVax-L products for the European region. The Agreement is structured in the same manner as the Company’s existing Agreements with Cognate BioServices. The Advent Agreement provides for a program initiation payment of approximately $1.0 million (£0.7 million), in connection with technology transfer to the UK, development of new Standard Operating Procedures (SOPs), training of personnel, selection of new suppliers and auditing for GMP compliance, and other preparatory activities. Such initiation payment was fully paid by the Company as of September 30, 2018. The Advent Agreement provides for certain payments for achievement of milestones and, as is the case under the existing agreement with Cognate BioServices, the Company is required to pay certain fees for dedicated production capacity reserved exclusively for DCVax production, and pay for a certain minimum number of patients, whether or not the Company fully utilizes the dedicated capacity and number of patients.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Other Related Parties Loans

Linda F. Powers - Demand Loans

Between February 2018 and April 2018, the Company’s Chief Executive Officer, Linda Powers, loaned the Company aggregate principal amounts of $5.4 million, and the Company entered into convertible note agreements for these amounts (the “Convertible Notes”). The Convertible Notes bear interest at a rate of 10% per annum, and are repayable upon 15 days' notice from the holder (and no later than five years from the date of the Convertible Notes).

The Convertible Notes are convertible into Series B Preferred Stock at a conversion price of $2.30 per share, and each share of Series B Preferred Stock is convertible into 10 shares of common stock. Additionally, the Convertible Notes carry Class D-2 Warrants, with half of the Class D-2 Warrants due and issuable when the loan was provided, and half of the Class D-2 Warrants due on a proportional basis in the event of conversion of some or all of the Note. The Class D-2 Warrants have five-year term.

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

The accrued interest associated with the Convertible Notes was approximately $314,000 as of September 30, 2018.

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

During the nine months ended September 30, 2018, the Company made an aggregate principal payment of $0.4 million to the Goldman Notes.

The outstanding principal amount for the Goldman Notes was approximately $69,000 and $0.4 million as of September 30, 2018 and December 31, 2017, respectively.

There was approximately $71,000 accrued interest associated with the Goldman Notes as of September 30, 2018.

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

During the nine months ended September 30, 2018, the Company made an aggregate principal payment of approximately $0.4 million to the Toucan Notes. In addition, the Company also made a partial interest payment of $18,000.

All principal was repaid as of September 30, 2018. There was approximately $50,000 of remaining unpaid interest as of September 30, 2018.

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

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

No repayments have been made on any of these notes. The full principal amounts remained outstanding as of September 30, 2018.

There was approximately $43,000 accrued interest associated with the Notes as of September 30, 2018.

Advent BioServices Note

On September 26, 2018, Advent BioServices, a related party which was formerly part of Cognate BioServices and was spun off separately as part of an institutional financing of Cognate, provided a short-term loan to the Company in the amount of $65,000 (50,000 GBP). The loan bears interest at 10% per annum, and is payable upon demand, with 7 days’ prior written notice to the Company.

10. Temporary Equity

Series A Convertible Preferred Stock

The following table summarizes the Company’s Series A Convertible Preferred Stock activities for the nine months ended September 30, 2018 (amount in thousands):

	Series A Convertible Preferred Stock
	Shares	Amount
Balance as of January 1, 2018	9,720	$7,439
Issuance of Series A convertible preferred stock and warrants for cash (net of $0.5 million warrant liability)	294	27
Conversion of note payable to offset Series A convertible preferred stock subscription receivable	-	500
Conversion of interest payable to offset Series A convertible preferred stock subscription receivable	-	71
Issuance of common stock for conversion of Series A convertible preferred stock	(10,014)	(18,929)
Deemed dividends on conversion of Series A convertible preferred stock to common stock	-	10,892
Balance as of September 30, 2018	-	$-

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

2018 Grant

During the nine months ended September 30, 2018, the Company issued 294,118 shares of the Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Shares”), at a purchase price of $1.70 per share, and 2-year Class D-1 Common Stock Purchase Warrants (the “Class D-1 Warrants”) to purchase up to 2.9 million shares of common stock at an exercise price of $0.22 per share. The Company received $0.5 million cash.

Due to the Sequencing Policy, the Class D-1 Warrants were classified as warrant liabilities. On the issuance date, the Company estimated the fair value of the Class D-1 Warrants at approximately $500,000 under the Black-Scholes option pricing model using the following primary assumptions:

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Exercise price	$0.22
Expected term (years)	2.0
Expected stock price volatility	116%
Risk-free rate of interest	2%
Dividend yield (per share)	0%

The fair value of the Class D-1 Warrants was allocated to the $500,000 proceeds, creating a corresponding preferred stock discount in the same amount.

2018 Conversion

On September 7, 2018, the Company delivered notice of its exercise of the right to cause the mandatory conversion of all outstanding Series A Shares of the Company’s common stock, par value $0.001 per share, pursuant to the Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock (the “Mandatory Conversion”). The issuance of shares of common stock upon consummation of the Mandatory Conversion eliminated all outstanding shares of preferred stock, replacing them with common stock.

Pursuant to this Mandatory Conversion during the nine months ended September 30, 2018, approximately 10.0 million shares of Series A Shares were converted into 100.0 million shares of common stock in accordance with their terms. The Company recognized approximately $10.9 million of deemed dividends upon such conversion.

During the nine months ended September 30, 2018, one of the Series A Shareholders converted his $500,000 note and $71,000 accrued interest with the Company to offset his current subscription due amount to the Company.

Series B Convertible Preferred Stock

The following table summarizes the Company’s Series B Convertible Preferred Stock activities for the nine months ended September 30, 2018 (amount in thousands):

	Series B Convertible Preferred Stock
	Shares	Amount
Balance as of January 1, 2018	5,582	$12,601
Issuance of Series B convertible preferred stock and warrants for cash (net of $4.3 million warrant liability and $10,000 subscription receivable)	2,868	2,309
Beneficial conversion feature of Series B convertible preferred stock	-	(2,086)
Deemed dividends related to immediate accretion of beneficial conversion feature of Series B convertible preferred stock	-	2,086
Issuance of common stock for conversion of Series B convertible preferred stock	(8,450)	(19,697)
Deemed dividends on conversion of Series B convertible preferred stock to common stock	-	4,787
Balance as of September 30, 2018	-	$-

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

2018 Grant

During the nine months ended September 30, 2018, the Company issued 2.9 million shares of the Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Shares”), at a purchase price of $2.30 per share, and 2-year Class D-2 Common Stock Purchase Warrants (the “Class D-2 Warrants”) to purchase up to 28.7 million shares of common stock at an exercise price of $0.30 per share. The Company received $6.6 million cash.

Due to the Sequencing Policy, the Class D-2 Warrants were classified as warrant liabilities. On the issuance date, the Company estimated the fair value of the Class D-2 Warrants at approximately $4.3 million under the Black-Scholes option pricing model using the following primary assumptions:

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

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

2018 Conversion

On September 7, 2018, the Company delivered notice of its exercise of the right to cause the mandatory conversion of all outstanding Series A Shares of the Company’s common stock, par value $0.001 per share, pursuant to the Amended and Restated Certificate of Designations of Series B Convertible Preferred Stock (the “Mandatory Conversion”). The issuance of shares of common stock upon consummation of the Mandatory Conversion eliminated all outstanding shares of preferred stock, replacing them with common stock.

Pursuant to this Mandatory Conversion, during the nine months ended September 30, 2018, approximately 8.5 million shares of Series B Shares were converted into 85 million shares of common stock based on original term. The Company recognized approximately $4.8 million of deemed dividends upon such conversion.

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

Debt Conversion

During the nine months ended September 30, 2018, the Company converted approximately $4.4 million principal and $0.3 million accrued interest into approximately 22.3 million shares of common stock at fair value of $5.5 million. The Company recorded an approximate $0.8 million debt extinguishment loss from the conversion.

Warrants Exercised for Cash

During the nine months ended September 30, 2018, the Company issued approximately 9.0 million shares of common stock from the exercise of warrants with an exercise price from $0.22 to $0.26 for aggregate proceeds of $2.1 million.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Share-settled Debt

During the nine months ended September 30, 2018, the Company issued 13.3 million shares of common stock to the holder of the Company’s share-settled debt as advance payment for future debt conversion. The fair value of the remaining share-settled debt will be reduced when the Company is notified by the Holder of the value at which the shares have been sold.

As of September 30, 2018, and December 31, 2017, the outstanding share-settled debt was approximately $0.9 million and $3.3 million, respectively.

Common Stock Purchase Warrants

During the nine months ended September 30, 2018, the Company modified approximately 124 million warrants, with new expiration dates ranging between 2018 and 2023, and new exercise prices ranging between $0.24 and $2.50. These warrants, pursuant to the sequencing policy, were reclassified as liabilities.

The following is a summary of warrant activity for the nine months ended September 30, 2018 (in thousands, except per share data):

	Number of	Weighted Average	Remaining
	Warrants	Exercise Price	Contractual Term
Outstanding as of January 1, 2018	320,406	$0.50	2.62
Warrants granted	69,134	0.50
Warrants exercised for cash	(8,957)	0.23
Warrants expired and cancellation	(11,652)	1.22
Outstanding as of September 30, 2018	368,931	$0.29	2.21

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

Advent

On May 14, 2018, the Company entered into a DCVax-L Manufacturing and Services Agreement with Advent BioServices, a related party which was formerly part of Cognate and was spun off separately as part of an institutional financing of Cognate. The Advent Agreement provides for manufacturing of DCVax-L products for the European region. See Note 9 for more detail. Similar to Cognate, the Company has an implicit variable interest in Advent to potentially fund Advent’s losses (if Advent incurs losses).  As of September 30, 2018, the Company did not have the power over the most significant activities (control of operating decisions) and therefore did not meet the "power" criteria of the primary beneficiary.

The maximum exposure to loss is limited to the notional amounts of the implicit variable interest in Advent.  Under the Advent Agreement, either party may terminate at any time upon twelve months’ notice, providing a transition period for technology transfer.  Accordingly, the maximum exposure to loss from the Company’s implicit variable interest in Advent is $5 million as of September 30, 2018, which is the minimum twelve-monthly payments the Company must pay to terminate their relationship with Advent.

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

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Chardan Capital Markets v. Northwest Biotherapeutics, Inc.

On June 22, 2017, Chardan Capital Markets, LLC filed a lawsuit against the Company in the United District Court for the Southern District of New York, captioned Chardan Capital Markets v. Northwest Biotherapeutics, Inc., 1:17-cv-04727-PKC. Chardan alleges that it provided capital placement agent services to the Company in December 2016 under a contract and that it has not been fully compensated for those services. Chardan further alleges that it provided additional services to the Company in March 2017 in anticipation of entering into a contract and that it received no compensation. The operative complaint asserted claims sounding in unjust enrichment, quantum meruit, and breach of contract, and sought recovery in the amount of $496,000, plus interest and attorneys’ fees and costs. The Company filed a motion to dismiss the complaint on December 1, 2017. On August 6, 2018, the District Court granted the Company’s motion to dismiss in its entirety and entered a Judgment dismissing Chardan’s Amended Complaint.  On September 5, 2018, Chardan filed a notice of appeal seeking review of the District Court’s ruling.  Chardan’s brief on appeal was originally due to be filed on or before October 30, 2018, but Chardan did not file its brief on that day.  On October 31, 2018, the Clerk of Court of the United States Court of Appeals for the Second Circuit entered an order stating that the “case is deemed in default” and ordering “that the appeal is dismissed effective November 14, 2018 if the brief and any required appendix are not filed by that date.”  Chardan did not file its brief and appendix on or before November 14, 2018.  Accordingly, Chardan’s appeal has been dismissed by force of the October 31, 2018 order of the Court of Appeals.

14. Subsequent Events

On November 7, 2018, the Company completed an aggregate of $5 million of debt financing pursuant to Notes with a number of individual investors. The Company already received $1.0 million in August 2018. The Notes bear an interest rate of 10% per annum, and Original Issue Discount of 5%. The Notes also carry 50% warrant coverage. The warrants are exercisable at $0.35 per share, and have an exercise period of 2 years. The Notes have a maturity of one year, although the holder may require pre-payment after four months.

As previously disclosed, in February, March and April of 2018, the Company and its Chief Executive Officer, Linda F. Powers, entered into demand notes for short-term bridge loans of $5.4 million from Ms. Powers to the Company. The notes have remained outstanding to date. On November 11, 2018, the Company and Ms. Powers agreed to extend the notes to a maturity of one year following the respective funding dates. In consideration of the continuing forbearance, the Company will issue warrants representing 50% of the amounts due under the loans from Ms. Powers. The warrants will have the same exercise price and exercise period as the warrants issued to the investors who loaned the Company $5 million.

Between October 2, 2018 and November 1, 2018, approximately $439,000 principal and $17,000 of accrued interest on certain notes were converted into approximately 3.1 million shares of common stock.

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

In addition to clinical trial related costs, our operating costs may include ongoing work relating to our DCVax products, including R&D, product characterization, and related matters. Going forward, we will also have to undertake process validation work and other work associated with moving towards data lock for the clinical trial data, and analyses of the data.

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

Three Months Ended September 30, 2018 and 2017

We recognized a net income of $12.6 million and net loss of $23.3 million for the three months ended September 30, 2018 and 2017, respectively. The increase in our net earnings was primarily due to decreased costs in research and development, and gain from change in fair value of outstanding derivative liabilities during the three months ended September 30, 2018.

Research and Development Expense

Research and development expenses were $4.3 million and $9.7 million for the three months ended September 30, 2018 and 2017, respectively. The decrease compared to last year was primarily due to decreased costs for Cognate services provided during the period. At September 30, 2018, we owed Advent BioServices and Cognate Israel an aggregate of $3.3 million.

The following table summarizes expenses incurred to related parties during the three months ended September 30, 2018 and 2017 (amount in thousands), which include amounts that remained outstanding and unpaid:

	For the three months ended
	September 30,
	2018	2017
Cognate BioServices, Inc. (no longer related party since Q2 2018)	$-	$6,579
Cognate BioServices GmbH	-	565
Cognate Israel	35	265
Advent BioServices	1,373	438
Total	$1,408	$7,847

General and Administrative Expense

General and administrative expenses were $3.5 million and $3.0 million for the three months ended September 30, 2018 and 2017, respectively. We recorded approximately $1.0 million of stock-based compensation under general and administrative expenses during the three months ended September 30, 2018.

Legal Expenses

Legal costs were $1.9 million and $1.6 million for the three months ended September 30, 2018 and 2017, respectively. The increase during this quarter in 2018 was primarily due to additional work towards resolving open matters during this quarter in 2018 compared with same period in 2017. Legal costs for the nine months ended September 30, 2018 decreased compared with this nine-month period in 2017, as described below.

Change in fair value of derivatives

During the three months ended September 30, 2018, we recognized a non-cash gain of $24.4 million as compared to a non-cash loss of approximately $4.9 million for the three months ended September 30, 2017.

The non-cash gain during the quarter ended September 30, 2018 was primarily due to the decrease in stock price as of September 30, 2018 compared with June 30, 2018.

Interest Expense

During the quarter ended September 30, 2018 and 2017, we recorded interest expense of $1.6 million and $1.2 million, respectively.

Nine Months Ended September 30, 2018 and 2017

For the nine months ended September 30, 2018 and 2017, net cash used in operations was $20.4 million and $21.7 million, respectively. We recognized a net loss of $30.1 million and $46.1 million for the nine months ended September 30, 2018 and 2017, respectively.

Research and Development Expense

For the nine months ended September 30, 2018 and 2017, research and development expense was $14.3 million and $20.2 million, respectively. At September 30, 2018, we owed Advent BioServices and Cognate Israel $3.3 million for unpaid invoices.

The following table summarizes expenses incurred to related parties during the nine months ended September 30, 2018 and 2017 (amount in thousands):

	For the nine months ended
	September 30,
	2018	2017
Cognate BioServices, Inc. (no longer related party since Q2 2018)	$873	$9,457
Cognate BioServices GmbH	66	1,330
Cognate Israel	133	954
Advent BioServices	5,039	1,294
Total	$6,111	$13,035

General and Administrative Expense

General and administrative expense were $21.0 million and $9.3 million for the nine months ended September 30, 2018 and 2017, respectively. The increase compared with 2017 was primarily due to stock-based compensation from issuance of stock options to our officers and directors. We recorded approximately $11.7 million of stock-based compensation under general and administrative during the nine months ended September 30, 2018.

Legal Expenses

Legal costs were $4.1 million and $7.5 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease in 2018 was primarily due to a decrease in litigation matters in 2018 compared with 2017.

Change in fair value of derivatives

During the nine months ended September 30, 2018 we recognized non-cash gain of $19.2 million as compared to a non-cash gain of approximately $3.0 million for the nine months ended September 30, 2017.

The non-cash gain during the nine months ended September 30, 2018 was primarily due to the decrease in stock price as of September 30, 2018 compared with December 31, 2017.

Interest Expense

During the nine months ended September 30, 2018 and 2017, we recorded interest expense of $8.2 million and $3.7 million, respectively. Interest expense increased in 2018 as compared to 2017 primarily due to the increase from amortization on debt discount. Although repayments of Ms. Powers’ Notes have not been made, we recorded approximately $4.2 million of debt amortization cost on Ms. Powers’ $5.4 million convertible notes.

Liquidity and Capital Resources

We have experienced recurring losses from operations since inception. During the nine months ended September 30, 2018, net cash outflows from operations were $20.4 million for the Company’s ongoing programs as well as preparations (as resources permit) for new clinical programs and for manufacturing capacity in Europe.

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

At September 30, 2018, current assets totaled $1.1 million, compared to $1.4 million at December 31, 2017. Current assets less current liabilities produced a working capital deficit in the amount of $76.2 million and $86.3 million at September 30, 2018 and December 31, 2017, respectively.

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

Contingent Contractual Payment

The following table summarizes our contractual obligations as of September 30, 2018 (amount in thousands):

	Payment Due by Period
		Less than	1 to 2
	Total	1 Year	Years
Short term convertible notes payable - related party (1)
10% unsecured	$5,714	$5,714	$-
Short term notes payable (2)
18% unsecured	1,441	1,441	-
8% unsecured	2,246	2,246	-
10% unsecured	168	168
12% unsecured	505	505	-
Short term notes payable - related parties (3)
10% unsecured - (on demand)	456	456	-
12% unsecured - (on demand)	78	78	-
10% unsecured - (on demand)	65	65	-
Long term convertible notes payable (4)
12% secured convertible notes and interest	7,323	-	7,323
Long term notes payable (5)
8% unsecured	4,522	4,439	83
5% unsecured	1,072	1,057	15
Share-settled debt, at fair value (6)	2,236	2,236	-
Mortgage loan and interest (7)	12,674	12,674	-
Operating leases (8)	6,354	1,331	5,023
Purchase obligation (9)
Total	$44,854	$32,410	$12,444

(1) The obligations related to short term convertible notes to Linda Powers were approximately $5.7 million as of September 30, 2018, which included contractual unpaid interest of $0.3 million

(2) The obligations related to short term notes were approximately $4.4 million as of September 30, 2018, which included remaining contractual unpaid interest of $0.3 million.

(3) The obligations related to short term notes to related parties were approximately $0.6 million as of September 30, 2018, which included unpaid interest of $0.2 million. The obligations included loans of $50,000 from Cofer Black, a Company Director; $125,000 from Jerry Jasinowski, a Company Director; $125,000 from Robert Farmer, a Company Director; $69,000 remaining balance owed to Leslie Goldman, an officer of the Company, and $65,000 from Advent BioServices.

(4) The obligations related to long term convertible notes were approximately $7.5 million as of September 30, 2018, which included unpaid interest of $2.0 million. The convertible notes will be due in June 2020.

(5) The obligations related to long term notes were approximately $5.6 million as of September 30, 2018, which included unpaid interest of $0.6 million. The notes will be due in December 2019 and February 2020.

(6) The obligations related to share settled debt were approximately $2.2 million as of September 30, 2018, which included $1.3 million accrued interest.

(7) The obligations related to the mortgage loan were approximately $12.7 million as of September 30, 2018, which included $1.2 million renewal fee and exit fee which will be due at end of the loan term, and $1.3 million of remaining interest payments.

(8) The operating lease obligations during the next 2 years included $162,000, $33,000 and $5,000 to our office in Maryland, U.K. and Germany. We also assumed Cognate Bioservices, GmbH’s lease agreement for the facility that was to manufacture DCVax®-L products in Germany, and we agreed to pay $479,000 (400,000 Euros) settlement fee to the lessor in 2018. During the nine months ended September 30, 2018, we have made full repayment. We also included approximately $1.2 million and $4.9 million of minimum lease payments in 2018 and 2019, respectively, for a facility where DCVax-L products are being manufactured in the U.K. The facility is leased by the institution to Advent, and Advent, in turn, is charging us for this lease on a monthly basis. Therefore, we are including the minimum lease payments in this table.

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

As of September 30, 2018, there were not any shut-down or suspension fees triggered.

While our DCVax programs are ongoing, we are required to pay certain fees for dedicated production suites or capacity reserved exclusively for DCVax production, and pay for a certain minimum number of patients, whether or not we fully utilize the dedicated capacity and number of patients. We have disputed certain amounts, and we are in the process of discussing the amounts with Cognate.

Operating Activities

During the nine months ended September 30, 2018 and 2017, net cash outflows from operations were $20.4 million and $21.7 million, respectively.

Investing Activities

During the nine months ended September 30, 2017, we received $220,000 cash refund from certain vendors regarding UK facility leasehold improvement.

Financing Activities

We received approximately $8.1 million and $10.3 million cash proceeds from issuance of preferred stock, common stock and warrants in a public offering during the nine months ended September 30, 2018 and 2017, respectively.

We received approximately $0.2 million and $2.6 million in cash proceeds from the issuance of common stock and warrants in private offerings during the nine months ended September 30, 2017.

We received approximately $2.1 million and $2.8 million cash proceeds from the exercise of warrants during the nine months ended September 30, 2018 and 2017, respectively.

We received approximately $11.2 million and $9.3 million cash proceeds from issuance of multiple debt to third parties and related parties during the nine months ended September 30, 2018 and 2017, respectively.

We made an aggregate debt payment of $3.0 million and $4.9 million during the nine months ended September 30, 2018 and 2017, respectively.

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

Based on our analysis, as of September 30, 2018, the effect of a 100+/- basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss are considered immaterial.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Certain of our Company’s finance and accounting functions are performed by an external firm on a contract services basis. This firm specializes in providing finance and accounting functions for biotech companies, and the founders and senior managers are highly experienced former partners of national accounting firms. Further, the Company is engaged with a second external firm: one that specializes in Sarbanes-Oxley matters and helping public companies improve their controls and procedures. Together with these two external firms, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on the evaluation of our disclosure controls and procedures, our principal executive, financial and accounting officer concluded that during the period covered by this report, our Company’s processes for internally reporting material information in a systematic manner to allow for timely filing of material information were not effective, due to inherent limitations from being a small company, and the three material weaknesses described in our December 31, 2017 Form 10-K remain as of the filing of this Form 10-Q.  We continue to implement the enhanced procedures and controls developed during 2016, 2017, and 2018. We continue to work together with the two external firms to further strengthen our disclosure controls and procedures, and further mitigate the remaining weaknesses.

Changes in Internal Control over Financial Reporting

We continue to make further improvements to our internal controls over financial reporting, in addition to the improvements developed in 2016, 2017, and 2018. These enhanced procedures did not result in identifying any related party transactions other than the ones already known and disclosed, or any misstatements to the financial statements. We will continue to take steps to improve our internal control system and to address the remaining deficiencies, but the timing of such steps is uncertain and our ability to retain or attract qualified individuals to undertake these functions is also uncertain.  There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Chardan Capital Markets v. Northwest Biotherapeutics, Inc.

On June 22, 2017, Chardan Capital Markets, LLC filed a lawsuit against the Company in the United District Court for the Southern District of New York, captioned Chardan Capital Markets v. Northwest Biotherapeutics, Inc., 1:17-cv-04727-PKC. Chardan alleges that it provided capital placement agent services to the Company in December 2016 under a contract and that it has not been fully compensated for those services. Chardan further alleges that it provided additional services to the Company in March 2017 in anticipation of entering into a contract and that it received no compensation. The operative complaint asserted claims sounding in unjust enrichment, quantum meruit, and breach of contract, and sought recovery in the amount of $496,000, plus interest and attorneys’ fees and costs. The Company filed a motion to dismiss the complaint on December 1, 2017. On August 6, 2018, the District Court granted the Company’s motion to dismiss in its entirety and entered a Judgment dismissing Chardan’s Amended Complaint.  On September 5, 2018, Chardan filed a notice of appeal seeking review of the District Court’s ruling.  Chardan’s brief on appeal was originally due to be filed on or before October 30, 2018, but Chardan did not file its brief on that day.  On October 31, 2018, the Clerk of Court of the United States Court of Appeals for the Second Circuit entered an order stating that the “case is deemed in default” and ordering “that the appeal is dismissed effective November 14, 2018 if the brief and any required appendix are not filed by that date.”  Chardan did not file its brief and appendix on or before November 14, 2018.  Accordingly, Chardan’s appeal has been dismissed by force of the October 31, 2018 order of the Court of Appeals.

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

NORTHWEST BIOTHERAPEUTICS, INC

Dated: November 16, 2018	By:	/s/ Linda F. Powers
		Name:	Linda F. Powers

		Title:	President and Chief Executive Officer
Principal Executive Officer
Principal Financial and Accounting Officer

