Form 10-K
period 2018-12-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2019-04-02
CIK 1072379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☒     No    ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes    ☒    No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $108,579,000 on June 30, 2018. As of April 1, 2019, the registrant had 537,090,275 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

NORTHWEST BIOTHERAPEUTICS, INC.

FORM 10-K

PART I

This Report on Form 10-K for Northwest Biotherapeutics, Inc. may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements are characterized by future or conditional verbs such as “may,” “will,” “expect,” “intend,” “anticipate,” believe,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A of this Report, including the uncertainties associated with product development, the risk that products that appeared promising in early clinical trials do not demonstrate safety and efficacy in larger-scale clinical trials, the risk that we will not obtain approval to market our products, the risks associated with dependence upon key personnel and the need for additional financing. We do not assume any obligation to update forward-looking statements as circumstances change.

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

Our lead product, DCVax®-L, is designed to treat solid tumor cancers in which the tumor can be surgically removed. This product is in an ongoing 331-patient Phase III trial for newly diagnosed Glioblastome multiforme (GBM). On May 29, 2018, interim blinded data from the Phase III trial collected in 2017 were published in a peer reviewed scientific journal. On November 17, 2018, updated interim blinded data from the Phase III trial were presented at the Society for Neuro-Oncology annual meeting. As the Company noted in its announcement of the publication and in subsequent reports, the data could get either better or worse as it continues to mature. The Company has been consulting with its Scientific Advisory Board, the Steering Committee of the trial and other independent experts about the ongoing handling of the trial

As previously reported, the Company is now moving forward with the several stages of work that are needed to reach completion of this trial. These include finalizing the Statistical Analysis Plan, conducting the final data collection, data validation and data lock, and then unblinding and analyzing the data. Each of these stages are multi-month processes, involving teams of outside experts as well as Company personnel. This work also involves substantial pioneering, without a well-established pathway or roadmap since very few personalized cell therapies have reached late stage development. Accordingly, the Company’s projections, estimates and expectations are subject to material changes as the work proceeds.

Our second product, DCVax®-Direct, is designed to treat inoperable solid tumors. A 40-patient Phase I trial has been completed, and included treatment of a diverse range of cancers. The Company is working on preparations for Phase II trials of DCVax-Direct.

The DCVax Technology

Our platform technology, DCVax, is a personalized immune therapy that uses a patient's own dendritic cells, or DCs, the master cells of the immune system, as the therapeutic agent. The patient’s DCs are obtained through a blood draw, or leukapheresis. The DCs are then activated and loaded with biomarkers (“antigens”) from the patient’s own tumor. For DCVax-L, the antigen loading process takes place during the manufacturing of the product. For DCVax-Direct, the antigen loading process takes place in situ in the tumor after the product is directly injected into the patient’s inoperable tumor. The loading of antigens into the DCs “educates” the DCs about what the immune system needs to target.

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

DCVax-L is currently in a 331-patient Phase III trial. The Company has reported on the blinded interim data (the data from both arms of the trial combined) and the Company is now in the process of working towards completion of the trial, as described above.

The Company plans to conduct Phase II trials of DCVax-L in combination with other agents, such as checkpoint inhibitors, when resources permit. Such combination trials may include DCVax-L and Pembrolizumab (Keytruda) for colorectal cancer, as the Company has previously reported. Certain preparatory work will be required and regulatory approvals will have to be obtained for these trials, in addition to financing.

DCVax-L Early Access Programs

In March 2014, we received approval from the German regulatory authority of a “Hospital Exemption” for DCVax-L for glioma brain cancers under Section 4b of the German Drug Law outside of our Phase III trial. We undertook treatment of 9 patients under the Hospital Exemption. During 2018, we transferred our European manufacturing to the UK, and terminated such activities in Germany. As part of this termination of activities, we notified the German regulatory authorities that we were returning the Hospital Exemption license (which requires in-country manufacturing).

As previously reported, we have also treated a substantial number of compassionate use patients, under an Expanded Access Protocol in the US. We have also treated compassionate use patients as “Specials” in the U.K.

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

We conducted a 40-patient Phase I trial of DCVax-Direct at MD Anderson Cancer Center and at Orlando Health. The patients enrolled in this trial had failed other treatments, and had multiple tumors and actively progressing disease. In spite of this heavy disease burden, since the trial was primarily to demonstrate safety, the treatment regimen in this first clinical trial was very conservative: only one tumor was injected in each patient, and most of the patients received only 3 treatments over the course of 2 weeks, with some receiving a 4th treatment at week 8 and beyond.

Despite these challenging circumstances, effects seen in various patients include examples of tumor necrosis (i.e., cell death) in the injected tumors, shrinkage or stabilization in some non-injected tumors, stabilization of disease and survival times beyond what was expected.

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

Based upon the data and experience to date, we are planning to proceed with Phase II trials of DCVax-Direct in various cancers, when resources permit. In the Phase II trials, we plan to inject multiple tumors, rather than just one tumor, and we plan to administer more doses than in the Phase I trial.

Target Markets for DCVax Products

Since our DCVax-L product is potentially applicable to all types of operable solid tumors, and our DCVax-Direct product is potentially applicable to all types of inoperable solid tumors, we believe that the potential markets for DCVax products are particularly large. According to the American Cancer Society, 1 in 2 men, and 1 in 3 women, in the U.S. will develop some form of cancer in their lifetime. There are nearly 1.5 million new cases of cancer per year in the U.S., and nearly 600,000 deaths from cancer. The incidence is similar in Europe, the U.K. and elsewhere.

Brain cancer

Brain cancers fall into two broad categories: primary (meaning the cancer first originates in the brain) and metastatic (meaning the cancer first appears elsewhere in the body, but subsequently metastasizes or spreads to the brain). In the U.S. alone, on an annual basis, there are some 40,000 new cases of primary brain cancer (including about 12,000 cases of GBM, the most severe grade of primary brain cancer), and some 160,000 new cases of metastatic brain cancer. The incidence is similar in Europe, the U.K. and elsewhere.

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

Both of these technologies, the personalized batch manufacturing for each patient and the cryopreservation, are essential elements of our manufacturing model and product economics. Together, they enable us to usually incur the high costs of manufacturing just one time for each patient, and then store the multi-year or multi-dose quantity of product, frozen, in single doses. This makes DCVax effectively an “off the shelf” product for the patient after the initial manufacturing, even though it is personalized, and we anticipate that this will enable the pricing of DCVax to be in line with other new cancer drugs. We also believe that both economies of scale and automation will further enhance the product economics. The manufacturing process today is also rapid: about 8 days for DCVax-L, and 7 days for DCVax-Direct, followed by quality control and release testing (including a sterility test that may take a couple of weeks) .

We contract out the manufacturing of our DCVax products to Cognate BioServices for the U.S. and Canada, and to Advent BioServices (formerly Cognate U.K.) for Europe. Although there are many contract manufacturers for small molecule drugs and for biologics, there are very few companies who specialize in manufacturing living cell products. Manufacturing of cellular products is fundamentally different than production of small molecules or biologics, and the regulatory requirements are very difficult to meet. Both Cognate BioServices and Advent BioServices specialize in the production of cellular products.

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

Cognate BioServices’ manufacturing facility for clinical-grade cell products is located in Memphis, Tennessee. Cognate BioServices' facility is approximately 80,000 square feet, and produces both the Company’s DCVax products and other clients’ products. We believe the current manufacturing facilities have the potential to produce DCVax for at least several thousand patients per year. We are also developing facilities for manufacturing in the U.K. for the European market. It is necessary for us to have manufacturing operations in Europe to meet the logistical requirements for European patients relating to the collection, delivery and processing of the patient’s blood draw containing the immune cells (for which the time window is too limited to reach the US manufacturing facility).

Intellectual Property and Orphan Drug Designation

We have an integrated strategy for protection of our technology through both patents and other mechanisms, such as Orphan Drug status. As of December 31, 2018, we have over 190 issued patents and more than 65 pending patent applications worldwide, grouped into 12 patent families. Of these, 181 issued patents and 35 pending patent applications directly relate to our DCVax products. In the United States and Europe, some of our patents and applications relate to the composition and use of products, while other patents and applications relate to other aspects such as manufacturing and quality control. For example, in the United States, we have four issued and seven pending patent applications that relate to the composition and/or use of our DCVax products. We also have other U.S patents and applications that cover, among other things, quality control for DCVax and an automated system which we believe will help enable the scale-up of production for large numbers of patients on a cost-effective basis. Similarly, in Europe, we have five patents issued by and six pending patent applications with the European Patent Office (“EPO”) that cover our DCVax products, and other patents and applications that cover aspects such as manufacturing and quality control, and the automated system. In Japan, we have seven issued patents and three pending patent applications relating to our DCVax products, as well as manufacturing related patents. Patents have been granted and are pending in other foreign jurisdictions which may be potential future markets for our DCVax products.

During 2018, two new patents were issued to us as part of our worldwide patent portfolio. The newly issued patents cover methods and devices for manufacturing dendritic cells related to our DCVax products, as well as encompassing certain dendritic cell compositions for direct injection into patient tumors related to DCVax-Direct.

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

The expiration dates of the issued U.S. patents involved in our current business range from 2022 to 2026. The expiration dates of the issued European patents involved in our current business range from 2022 to 2024. For some of the earlier dates, we plan to seek extensions of the patent life, and believe we have reasonable grounds for doing so.

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

Competition

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. A large and growing number of companies are actively involved in the research and development of immune therapies or cell-based therapies for cancer (including Juno, Kite, Bellicum, Argos, Agenus, Asterias, Dandrit, Immunicum, Sotio, Tocagen, AiVita and many others). In addition, many big pharma companies (including BMS, Merck, Pfizer, Astra Zeneca, Roche and others) are rapidly commercializing checkpoint inhibitor drugs to “take the brakes off” patients’ immune responses to cancer. Other novel technologies for cancer are also under development or have recently been approved, such as the Optune electro-therapy device of NovoCure and oncolytic viruses. Additionally, many companies are actively involved in the research and development of monoclonal antibody-based and bi-specific or tri-specific antibody-based cancer therapies. Currently, a substantial number of antibody-based drugs are approved for commercial sale for cancer therapy, and a large number of additional ones are under development. Many other third parties compete with us in developing alternative therapies to treat cancer, including: biopharmaceutical companies; biotechnology companies; pharmaceutical companies; academic institutions; and other research organizations, as well as some medical device companies.

We face extensive competition from companies developing new treatments for brain cancer. These include a variety of immune therapies, as mentioned above, as well as a variety of small molecule drugs and biologics. There are also a number of existing drugs used for the treatment of brain cancer that may compete with our product, including, Avastin® (Roche Holding AG), Gliadel® (Eisai Co. Ltd.), and Temodar® (Merck & Co., Inc.), as well as the Optune electro-therapy device (Novocure) and oncolytic viruses. Both checkpoint inhibitor drugs and T cell-based therapies are pursuing clinical trials for solid tumors, including brain cancer, as well.

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

Employees and Contractors

As of December 31, 2018, we had 12 full-time employees in the US, and 2 full-time employees in Europe. We believe our employee relations are positive.

In addition to our full-time employees, a substantial number of contractors provide various services for our operations. For example, we have contract management of our clinical trials and contract manufacturing of our products.

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

As of December 31, 2018, we had net cash outflows (losses) from operations, since inception. We may never achieve or sustain profitability.

Our auditors have issued a “going concern” audit opinion.

Management has determined and our independent auditors have indicated in their report on our December 31, 2018 financial statements that there is substantial doubt about our ability to continue as a going concern. We have received such a “going concern” opinion each of the preceding years for more than a decade. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation.

Our management and our independent auditors have identified certain internal control deficiencies, which our management and our independent auditor believe constitute material weaknesses.

In connection with the preparation of our financial statements for the year ended December 31, 2018, and prior years, our management and our independent auditor identified certain internal control deficiencies that, in the aggregate, represent material weaknesses, as described more fully in “Item 9A. Controls and Procedures” of Part I of this Form 10-K.  Although we have undertaken and continue to undertake efforts to strengthen our internal controls, we continue to have material weaknesses, including certain newly identified material weaknesses.

Our failure to successfully complete the remediation of the existing weaknesses could lead to heightened risk for financial reporting mistakes and irregularities, and/or lead to a loss of public confidence in our internal controls that could have a negative effect on the market price of our common stock. In addition, our ability to retain or attract qualified individuals to serve on our Board and to take on key management or other roles within our Company is uncertain.

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

As of December 31, 2018, we had 12 full-time employees in the US, and 2 full-time employees in Europe. Of this group, only five employees are considered Management. Other personnel are retained on a consulting or contractor basis. Many biotech companies would typically have a larger number of employees by the time they reach late stage clinical trials. Such trials and other programs require extensive management capabilities, activities and skill sets, including scientific, medical, regulatory (for FDA and foreign regulatory counterparts), manufacturing, distribution and logistics, site management, reimbursement, business, financial, legal, public relations outreach to both the patient community and physician community, intellectual property, administrative, regulatory (SEC), investor relations and other.

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

We currently rely upon Cognate BioServices, Inc., or Cognate, to produce all of our DCVax product candidates in the U.S., and we currently rely upon Advent BioServices Ltd., or Advent, to produce our DCVax products for Europe. Until February 2018, Cognate BioServices was owned by Toucan Capital Fund III, L.P., who is an affiliate. Advent continues to be owned by Toucan Capital Fund III. We have agreements in place with Cognate BioServices pursuant to which Cognate BioServices has agreed to provide manufacturing and other services for the clinical trials and initial potential commercialization, in connection with our Phase III clinical trial of DCVax-L in brain cancer, and other programs. The agreements require us to make certain minimum monthly payments to Cognate BioServices in order to have dedicated manufacturing capacity available for our products, irrespective of whether we actually order any DCVax products. The agreements also specify the amounts we must pay for Cognate BioServices’ manufacturing of DCVax products for patients. We also have an agreement in place with Advent BioServices, or Advent, pursuant to which Advent has agreed to provide manufacturing and other services. The agreement requires us to make certain minimum monthly payments to Advents in order to have dedicated manufacturing capacity available for our products, irrespective of whether we actually order any DCVax products. The agreement also specifies the amounts we must pay for Advent’s manufacturing of DCVax products for patients. However, there can be no assurance that these agreements with Cognate and Advent will be sufficient.

The agreements with Cognate may cover commercial as well as clinical activities, and will only be terminable early by either party for uncured material breach by the other party, although we can also suspend or stop our program at any time, and pay a fee under the agreements. The agreement with Advent will only be terminable upon twelve months’ notice.

We have been in breach of the services agreements with Cognate on numerous occasions, including as of December 31, 2018, primarily for non-payment. Since Cognate is now owned by institutional investors, and Toucan no longer has any ownership or operational interests in Cognate, our breaches of the services agreements may not be tolerated in the future as they have been in the past, and if we continue to breach the services agreements, for non-payment or otherwise, Cognate could terminate these agreements.

However, we believe that Cognate has also been in material breach of our agreements during various periods. We have disputed substantial amounts invoiced to us by Cognate, and we have been in extended negotiations with Cognate. There can be no assurance what the outcome of these negotiations will be, including, without limitation, whether a settlement will be reached and if so, whether or not it will be favorable for the Company, whether litigation will be necessary and whether it will be necessary or desirable to change our manufacturing arrangements. If it is necessary or desirable to change our manufacturing arrangements, that could involve increased costs related to manufacturing of our products and could result in delays in our programs or applications for various regulatory approvals.

Although Advent is owned by Toucan, if we breach our agreement with Advent, such breaches may not be tolerated as were breaches of the Cognate BioServices agreements in the past, and Advent could cease providing services and/or terminate the agreements.

Since Cognate and Advent are now separate companies with different owners, and Cognate has no operations in Europe and Advent has no operations in the U.S., the manufacturing of our products will not be conducted or overseen by a single company. Advent was just spun off from Cognate in Q4 of 2016, and as such is relatively new as a standalone company. The products for the Phase III clinical trial in Europe and the U.K. were manufactured by a different party (the Fraunhofer Institute), under oversight by Cognate. It is not yet clear whether or to what extent it will be feasible for Cognate to supervise or advise on the manufacturing in the U.K. Having separate manufacturers in the U.S. and Europe, and/or having a relatively recent spun off new manufacturer in the U.K., could result in a lack of consistency or continuity in the manufacturing of DCVax products.

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

Problems with the manufacturing facilities, processes or operations of Cognate BioServices or Advent BioServices could result in a failure to produce, or a delay in producing adequate supplies of our DCVax product candidates. A number of factors could cause interruptions or delays, including the inability of a supplier to provide raw materials, equipment malfunctions or failures, damage to a facility due to natural disasters or otherwise, changes in FDA or European regulatory requirements or standards that require modifications to our manufacturing processes, action by the FDA or European regulators, or by us that results in the halting or slowdown of production of components or finished products due to regulatory issues, our manufacturers going out of business or failing to produce product as contractually required, insufficient technical personnel and/or specialized facilities to produce sufficient products, and/or other factors. Because manufacturing processes for our DCVax product candidates are highly complex, require specialized facilities (dedicated exclusively to DCVax production) and personnel that are not widely available in the industry, involve equipment and training with long lead times, and are subject to lengthy regulatory approval processes, alternative qualified production capacity may not be available on a timely basis or at all. Also, as noted above, Cognate or Advent could choose to terminate its agreements with us if we are in breach, or if we undergo a change of control. Difficulties, delays or interruptions in the manufacturing and supply and delivery of our DCVax product candidates could require us to stop enrolling new patients into our trials, and/or require us to stop the trials or other programs, stop the treatment of patients in the trials or other programs, increase our costs, damage our reputation and, if our product candidates are approved for sale, cause us to lose revenue or market share if our manufacturers are unable to timely meet market demands.

The manufacturing of our product candidates will have to be greatly scaled up for commercialization, and neither we nor our contract manufacturers have experience with such scale-up.

As is the case with any clinical trial, our Phase III clinical trial of DCVax-L for GBM involves a number of patients that is a small fraction of the number of potential patients for whom DCVax-L may be applicable in the commercial market. The same will be true of our other clinical programs with our other DCVax product candidates. If our DCVax-L, and/or other DCVax product candidates, are approved for commercial sale, it will be necessary to greatly scale up the volume of manufacturing, far above the level needed for the trials. Neither we nor our contract manufacturers have experience with such scale-up. In addition, there are likely only a few consultants or advisors in the industry who have such experience and can provide guidance or assistance, because active immune therapies such as DCVax are a fundamentally new category of product in two major ways: these active immune therapy products consist of living cells, not chemical or biologic compounds, and the products are personalized. To our knowledge, no such products have successfully completed the necessary scale-up for commercialization of large volumes of products without material difficulties. For example, Dendreon Corporation encountered substantial difficulties trying to scale up the manufacturing of its Provenge® product for commercialization. To our knowledge, even the CAR-T products which are being commercialized have so far only scaled up to modest product volumes.

The necessary specialized facilities, equipment and personnel may not be available or obtainable for the scale-up of manufacturing of our product candidates.

The manufacture of living cells requires specialized facilities, equipment and personnel which are entirely different than what is required for the manufacturing of chemical or biologic compounds. Scaling up the manufacturing of living cell products to volume levels required for commercialization will require enormous amounts of these specialized facilities, equipment and personnel - especially where, as in the case of our DCVax product candidates, the product is personalized and must be made for each patient individually. Since living cell products are so new, and have barely begun to reach commercialization, the supply of the specialized facilities and personnel needed for them has not yet developed. However there has been a sharp increase in the demand for these specialized facilities and personnel, as large numbers of companies seek to develop T cell and other immune cell products. It may not be possible for us or our manufacturers to obtain all of the specialized facilities and personnel needed for commercialization of our DCVax product candidates, or even for further sizeable trials. This could delay or halt our commercialization and/or further substantial trials.

Our technology is novel, involves complex immune system elements, and may not prove to be effective.

Data already obtained, or in the future obtained, from pre-clinical studies and clinical trials do not necessarily predict the results that will be obtained from later pre-clinical studies and clinical trials. Over the course of several decades, there have been many different immune therapy product designs - and many product failures and company failures. To our knowledge, to date, only a couple of active immune therapies have been approved by the FDA, including one dendritic cell therapy and a couple of CAR-T cell therapies. The human immune system is complex, with many diverse elements, and the state of scientific understanding of the immune system is still limited. Some immune therapies previously developed by other parties showed surprising and unexpected toxicity in clinical trials. Other immune therapies developed by other parties delivered promising results in early clinical trials, but failed in later stage clinical trials.

Although we believe the results from the small early stage clinical trials of DCVax-L for newly diagnosed GBM were quite positive, those results may not be achieved in our later stage clinical trials, such as the 331-patient Phase III trial for GBM that is nearing completion, and our product candidates may not ultimately be found to be effective. Similarly, although we believe the interim blinded data from the Phase III trial that we have collected and reported to date are encouraging, the results of this trial when the data are unblinded may not be as encouraging or may not be positive at all. Further, although the safety profile of our DCVax-L product was excellent in the early stage clinical trials, toxicity may be seen as we treat larger numbers of patients in late stage clinical trials. If such toxicity occurs, it could limit, delay or stop further clinical development or commercialization of our DCVax-L product.

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

Late stage clinical trials, such as our Phase III clinical trial for GBM patients, are especially expensive, typically requiring tens or hundreds of millions of dollars, and take years to reach their outcomes. Such outcomes often fail to reproduce the results of earlier trials. It is often necessary to conduct multiple late stage trials (including multiple Phase III trials) in order to obtain sufficient results to support product approval, which further increases the expense. Sometimes trials are further complicated by changes in requirements while the trials are under way (for example, when the standard of care changes for the disease that is being studied in the trial). For example, while the Company’s lead program, the Phase III clinical trial of DCVax-L for brain cancer, has been under way, there has been a very large proliferation of new treatments in various stages of development, as well as some new product approvals, for brain cancer. Any of our current or future product candidates could take a significantly longer time to gain regulatory approval than we expect, or may never gain approval, either of which could delay or stop the commercialization of our DCVax product candidates.

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

After any regulatory approval has been obtained for medicinal products (including any early or conditional approval), the product and the manufacturer are subject to continual review, including the review of adverse experiences and clinical results that are reported after our products are made available to patients, and there can be no assurance that such approval will not be withdrawn or restricted. Regulators may also subject approvals to restrictions or conditions, or impose post-approval obligations on the holders of these approvals, and the regulatory status of such products may be jeopardized if such obligations are not fulfilled. If post-approval studies are required, such studies may involve significant time and expense.

The manufacturer and manufacturing facilities we use to make any of our products will also be subject to periodic review and inspection by the FDA, EMA or other regulator, as applicable. The discovery of any new or previously unknown problems with the product, manufacturer or facility may result in restrictions on the product or manufacturer or facility, including withdrawal of the product from the market. We will continue to be subject to the FDA or the European Medicines Agency, or EMA, and other regulatory requirements, as applicable, governing the labeling, packaging, storage, advertising, promotion, recordkeeping, and submission of safety and other post-market information for all of our product candidates, even those that the FDA, EMA, or other regulator, as applicable, had approved. If we fail to comply with applicable continuing regulatory requirements, we may be subject to fines, restriction, suspension or withdrawal of regulatory approval, product recalls and seizures, operating restrictions and other adverse consequences.

Our Operations under early access programs, such as the hospital exemption in Germany, may not be successful.

There is not much accumulated or available experience, information or precedents in regard to early access programs such as hospital exemption programs and/or similar programs, especially for new types of treatments such as immune therapies. Establishing operations under an early access program will require us to establish and implement new operational, contractual, financial and other arrangements with physicians, hospitals, patients and others. We may not be successful in establishing and implementing such arrangements, and/or such arrangements may not be financially satisfactory or viable.

We may not be successful in negotiating reimbursement.

If our DCVax-L product obtains regulatory approval for commercialization, such commercialization will be difficult and may not be feasible unless we obtain coverage by health insurance and/or national health systems for reimbursement of our product price. Obtaining such coverage by health insurance and/or national health systems will be difficult and we do not have experience with such processes. Our DCVax-L product is a fully personalized, individual product and, as such, is expected to be expensive. In addition, our DCVax-L product involves a cost structure (with much of the costs upfront, in connection with the manufacturing of the personalized DCVax-L product for a patient) that is different than traditional drugs and may require different reimbursement arrangements. These factors may make our negotiations for reimbursement more difficult. We may not be successful in negotiating or obtaining reimbursement, or obtaining it on acceptable or viable terms.

Our product candidates will require a different distribution model than conventional therapeutic products, and this may impede commercialization of our product candidates.

Our DCVax product candidates consist of living human immune cells. Such products are entirely different from chemical or biologic drugs, and require different handling, distribution and delivery than chemical or biologic drugs. One crucial difference is that the biomaterial ingredients (immune cells and tumor tissue) from which we make DCVax products and the finished DCVax products themselves are subject to time constraints in the shipping and handling. The biomaterial ingredients come from the medical centers to the manufacturing facility fresh and not frozen, and must arrive within a certain window of time and in usable condition. Performance failures by the medical center or the courier company can result in biomaterials that are not usable, in which case it may not be possible to make DCVax product for the patient involved. The finished DCVax products are frozen, and must remain frozen throughout the process of distribution and delivery to the medical center or physician’s office, until the time of administration to the patient, and cannot be handled at room temperature until then or their viability will be lost. In addition, our DCVax product candidates are personalized and they involve ongoing treatment cycles over several years for each patient. Each product shipment for each patient must be tracked and managed individually. For all of these reasons, among others, we will not be able to simply use the distribution networks and processes that already exist for conventional drugs. It may take time for shipping companies, hospitals, pharmacies and physicians to adapt to the requirements for handling, distribution and delivery of these products, which may adversely affect our commercialization.

Our product candidates will require different marketing and sales methods and personnel than conventional therapeutic products. Also, we lack sales and marketing experience. These factors may result in significant difficulties in commercializing our product candidates.

The commercial success of any of our product candidates will depend upon the strength of our sales and marketing efforts. We do not have a marketing or sales force and have no experience in marketing or sales of products like our lead product, DCVax-L for GBM, or our additional product, DCVax-Direct. To fully commercialize our product candidates, we will need to recruit and train marketing staff and a sales force with technical expertise and ability to manage the distribution of our DCVax-L for GBM. As an alternative, we could seek assistance from a corporate partner or a third-party services firm with a large distribution system and a large direct sales force. However, since our DCVax products are living cell, immune therapy products, and these are a fundamentally new and different type of product than are on the market today, we would still have to train such partner’s or such services firm’s personnel about our products, and would have to make changes in their distribution processes and systems to handle our products. We may be unable to recruit and train effective sales and marketing forces or our own, or of a partner or a services firm, and/or doing so may be more costly and difficult than anticipated. Such factors may result in significant difficulties in commercializing our product candidates, and we may be unable to generate significant revenues.

The availability and amount of potential reimbursement for our product candidates by government and private payers is uncertain and may be delayed and/or inadequate.

The availability and extent of reimbursement by governmental and/or private payers is essential for most patients to be able to afford expensive treatments, such as cancer treatments. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payers tend to follow CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours, as there have been very few products similar to ours to date., We are aware of only a couple of active immune therapies that have reached the stage of reimbursement decisionmaking processes, including one dendritic cell therapy and a couple of CAR-T cell therapies. Although CMS has approved coverage and reimbursement for a couple of these products, and private payers seem to be following suit in the US, there remain substantial questions and concerns about reimbursement for these products, especially outside the US.

Reimbursement agencies in Europe can be even more conservative than CMS in the U.S. A number of cancer drugs which have been approved for reimbursement in the U.S. have not been approved for reimbursement in certain European countries, and/or the level of reimbursement approved in Europe is lower than in the U.S. Reportedly, in Europe reimbursement for certain immune therapies was initially declined, and reportedly involved difficult negotiations. The same could happen with respect to our DCVax products.

Various factors could increase the difficulties for our DCVax products to obtain reimbursement. Costs and/or difficulties associated with the reimbursement of Provenge and/or T cell therapies could create an adverse environment for reimbursement of other immune therapies, such as our DCVax products. Approval of other competing products (drugs and/or devices) for the same disease indications could make the need for our products and the cost-benefit balance seem less compelling. The cost structure of our product is not a typical cost structure for medical products, as the majority of our costs are incurred up front, when the manufacturing of the personalized product is done. Our atypical cost structure may not be accommodated in any reimbursement for our products. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell our product candidates will be adversely affected.

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

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. A growing number of other companies, such as Juno, Kite Bellicum, Argos, Agenus, Asterias, Dandrit, Immunicum, Sotio, Tocagen, AiVita and many others, are actively involved in the research and development of immune therapies or cell-based therapies for cancer. In addition, other novel technologies for cancer are under development or commercialization, such as checkpoint inhibitor drugs (which are being rapidly developed by numerous big pharma companies including BMS, Merck, Pfizer, Astra Zeneca, Roche and others) and various T cell-based therapies (which are also being rapidly developed by numerous companies with extraordinary resource backing), as well as the electro-therapy device of NovoCure. Additionally, many companies are actively involved in the research and development of monoclonal antibody-based cancer therapies. Currently, a substantial number of antibody-based products are approved for commercial sale for cancer therapy, and a large number of additional ones are under development, including late stage trials. Many other third parties compete with us in developing alternative therapies to treat cancer, including: biopharmaceutical companies; biotechnology companies; pharmaceutical companies; academic institutions; and other research organizations, as well as some medical device companies (e.g., NovoCure and MagForce Nano Technologies AG).

We face extensive competition from companies developing new treatments for brain cancer. These include a variety of immune therapies, as mentioned above (including T cell-based therapies and checkpoint inhibitor drugs), as well as a variety of small molecule drugs and biologics drugs. There are also a number of existing drugs used for the treatment of brain cancer that may compete with our product, including, Avastin® (Roche Holding AG), Gliadel® (Eisai Co. Ltd.), and Temodar® (Merck& Co., Inc.), as well as NovoCure’s electrotherapy device.

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

Typically, companies conduct multiple late stage clinical trials of their product candidates before seeking product approval. Our current Phase III 331-patient clinical trial of DCVax-L for GBM is our first late stage trial. We may be required to conduct additional late stage trials with DCVax-L for GBM before we can obtain product approval. This would substantially delay our commercialization, and might not be possible to carry out, due to development and/or approval of competing products, lack of funding, and/or other factors. In addition, our Phase III trial of DCVax-L was placed on a partial clinical hold for new screening for enrollment in 2015. Although the FDA lifted its hold in February 2017 as previously reported by the Company, the Company had already closed enrollment with 331 of the planned 348 patients. Since we did not enroll the last 17 of the planned 348 patients, this could adversely affect the statistical and other analyses of our Phase III trial results, and could make it more difficult to seek product approval or more likely that further trials could be required. In addition, a rapidly growing number of products are under development for brain cancer, including immunotherapies such as checkpoint inhibitor drugs and T cell-based therapies, and some (e.g., NovoCure’s device) have been approved in the U.S. It is possible that the standard of care for brain cancer could change before we complete our Phase III trial or before we are able to seek approval for commercialization. This could necessitate further clinical trials with our DCVax-L product candidate for brain cancer, which may not be feasible.

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

Our products and our ongoing development activities are subject to regulation by regulatory authorities in the countries in which we and our collaborators and distributors wish to test, manufacture or market our products. For instance, the FDA will regulate the product in the U.S. and equivalent authorities, such as the EMA will regulate in Europe and other jurisdictions. Regulatory approval by these authorities will be subject to the evaluation of data relating to the quality, efficacy and safety of the product for its proposed use, and there can be no assurance that the regulatory authorities will find our data sufficient to support product approval of DCVax-L or DCVax-Direct. In addition, the endpoint against which the data is measured must be acceptable to the regulatory authorities, and the statistical analysis plan for how the data will be evaluated must also be acceptable to the regulatory authorities. The primary endpoint of our Phase III trial of DCVax-L is progression free survival, or PFS. Sometimes regulators have accepted this endpoint, and sometimes not. There can be no assurance that the regulatory authorities will find this to be an approvable endpoint for Glioblastoma multiforme cancer. In addition, as previously recognized, the PFS endpoint in our Phase III trial is complicated and potentially confounded by the phenomenon of pseudo-progression, in which a patient appears to have disease progression (tumor recurrence) but does not actually have such progression (for example, where the appearance of progression is actually inflammation or scarring, or is infiltration of beneficial immune cells). The secondary endpoint of our Phase III trial is overall survival, or OS. There can be no assurance that regulatory authorities will find a secondary endpoint to be an acceptable basis for product approval. In addition, as previously recognized, the OS endpoint in our Phase III trial is complicated or confounded by the trial design, which allowed all patients (including patients initially assigned to the placebo arm of the trial) to “cross over” and receive DCVax-L treatment after recurrence of their tumor. These factors could result in regulatory authorities refusing to accept either of these endpoints, or the analysis of our data relating to either of these endpoints, as a basis for approval.

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

Although our lead product, DCVax-L for GBM, has been granted orphan drug status in both the U.S. and the E.U., we may not receive the benefits associated with orphan drug designation (including the benefit providing for market exclusivity for a number of years). This may result from a failure to maintain orphan drug status, or result from a competing product reaching the market that has an orphan designation for the same disease indication. Under U.S. and E.U. rules for orphan drugs, if such a competing product reaches the market before ours does, the competing product could potentially obtain a scope of market exclusivity that limits or precludes our product from being sold in the U.S. for seven years or from being sold in the E.U. for ten years. Also, in the E.U., even after orphan status has been granted, that status is re-examined shortly prior to the product receiving any regulatory approval. The EMA must be satisfied that there is evidence that the product offers a significant benefit relative to existing therapies, in order for the therapeutic product to maintain its orphan drug status. Accordingly, our product candidates will have to re-qualify for orphan drug status prior to any potential product approval in the E.U., and may have to do so elsewhere as well.

Our intellectual property rights may be overturned, narrowed or blocked, and may not provide sufficient commercial protection for our product candidates, or third parties may infringe upon our intellectual property.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Patent laws afford only limited protection and may not protect our rights to the extent necessary to sustain any competitive advantage we may have. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems in protecting our proprietary rights in those countries. Moreover, patents and patent applications relating to living cell products are relatively new, involve complex factual and legal issues, and are largely untested in litigation - and as a result, are uncertain. Our pending and future patent applications may not result in patents being issued which adequately protect our technology or products or which effectively prevent others from commercializing the same or competitive technologies and products. As a result, we may not be able to obtain meaningful patent protection for our commercial products, and our business may suffer as a result. Third parties may challenge our existing patents, and such challenges could result in overturning or narrowing some of our patents. Even if our patents are not challenged, third parties could assert that their patents block our use of technology covered by some or all of our patents.

As of December 31, 2018, we had over 181 issued patents and 35 pending patent applications worldwide relating to our product candidates and related matters such as manufacturing processes. The issued patents expire at various dates from 2022 to 2026. Our issued patents may be challenged, and such challenges may result in reductions in scope, cancellations or invalidations. Our pending patent applications may not result in issued patents. Moreover, our patents and patent applications may not be sufficiently broad to prevent others from using substantially similar technologies or from developing competing products. We also face the risk that others may independently develop similar or alternative technologies, or design around our patented technologies. As a result, no assurance can be given that any of our pending or future patent applications will be granted, that the scope of any patent protection currently granted or that may be granted in the future will exclude competitors or provide us with competitive advantages, that any of the patents that have been or may be issued to us will be held valid if subsequently challenged, or that other parties will not claim rights to or ownership of our patents or other proprietary rights that we hold.

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

We have already been exposed to one patent lawsuit by a large company, which we vigorously defended. Our defense resulted in the plaintiff withdrawing nearly all of the claims it filed, and in settlement of the last claims without our paying the plaintiff anything. However, the litigation was expensive and time consuming. We have also been exposed to claims (without a lawsuit) by a competitor asserting or implying (and commentaries by third parties based on the claims by our competitor) that a patent issued to our competitor covers our products. We believe these claims to be without merit. However, if a lawsuit for infringement were brought against us, there can be no assurance that a judge or jury would agree with our position, and in any event such litigation would be expensive and time consuming. In the future, we may again be exposed to claims by third parties - with or without merit - that our products infringe their intellectual property rights.

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

Linda Powers and Cognate BioServices, each have beneficial ownership of material amounts of our securities, and this concentration of ownership may have a negative effect on the Company and/or the market price of our common stock.

As of December 31, 2018, Linda Powers, our Chief Executive Officer and Chairperson of the Board of Directors, beneficially owned a material percentage of our outstanding securities on that date. This concentration of ownership could involve conflicts of interest, and may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning stock of companies with stockholders who could have conflicts of interest. Ms. Powers’ holdings of our securities could enable her to exert some material influence upon matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets, as well as over our business plans, strategies or operations. This influence could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination or action that could be favorable to investors. Cognate BioServices also beneficially owned and/or had a contractual claim to receive a material percentage of our outstanding securities as of December 31, 2018. Since the management buyout of Cognate BioServices in February 2018, Cognate BioServices is no longer an affiliate of Linda Powers; however, Cognate’s continued beneficial ownership of a material percentage of our outstanding securities could adversely affect the Company and/or our stock, for example if perceived adversely by investors, and could enable Cognate to exert influence over matters requiring approval by our stockholders, as well as over our business plans, strategies or operations.

The requirements of the Sarbanes-Oxley Act of 2002 and other U.S. securities laws impose substantial costs, and may drain our resources and distract our management.

We are subject to certain of the requirements of the Sarbanes-Oxley Act of 2002, as well as the reporting requirements under the Exchange Act.  The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Over the years we have identified a number of material weaknesses in our internal controls.  As a small company with limited staff it is challenging to maintain effective controls, especially where this requires segregation of duties among multiple staff.  While the Company has spent significant resources in remediating these weaknesses, and has remediated a number of material weaknesses, material weaknesses remain.  Control weaknesses raise the risk of future material errors in the company's financial statements.  In addition, ongoing weaknesses can subject us to SEC enforcement action, which might include monetary fines or other equitable remedies that could be detrimental to the ongoing business of the Company.

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

Our certificate of incorporation and bylaws and Delaware law contain provisions which could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. We are authorized to issue up to 100,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our Board of Directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. No preferred stock is currently outstanding. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present management.

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

Sales of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to decline. A substantial majority of the outstanding shares of our common stock are freely tradable without restriction or further registration under the Securities Act. As of December 31, 2018, 523.2 million shares of our common stock are issued and outstanding. In addition, as of December 31, 2018, 372.2 million shares of our common stock are issuable upon exercise of outstanding warrants and 82 million shares of our common stock are issuable upon exercise of outstanding options.

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

Operating Lease

On July 31, 2012, we entered into a non-cancelable operating lease for 7,097 square feet of office space in Bethesda, Maryland, which expired on March 31, 2018. On March 30, 2018, we entered a renewal agreement to extend the lease until March 31, 2019. On March 4, 2019, we entered 2nd Amendment to Office Lease to extend the lease for another 2 years beginning on April 1, 2019. Rent expense for the year ended December 31, 2018 and 2017 were $0.3 million and $0.3 million, respectively.

On October 28, 2013, we entered into a non-cancelable operating lease for 4,251 square feet of office space in Germany, which was set to expire in December 2017. On November 15, 2017, we entered a renewal agreement to extend the lease until December 31, 2018. On November 26, 2018, we entered another renewal agreement to extend the lease until December 31, 2019.

On December 30, 2017, in connection with our termination of manufacturing activities in Germany and transfer of such activities to the UK, we assumed the Cognate Bioservices, GmbH facility lease agreement for the facility which had been leased for production of DCVax-L products, and entered a settlement with its lessor to terminate the lease. We paid lessor approximately $479,000 in 6 installments during the year ended December 31, 2018 as a settlement in order to be released from responsibility for the remaining years of the lease term.

On March 26, 2016, we entered into a non-cancelable operating lease for 505 square feet of office space in London, which expires in March, 2017. On December 19, 2016, we entered a renewal agreement to extend the office lease for an additional 1 year until March, 2018. The U.K. office lease was ended on March 12, 2018 and no further renewal agreement was entered. On September 3, 2018, we entered into another operating lease agreement for office space in London which commenced on November 1, 2018 with term of 6 months. Rent expense in the U.K. for the year ended December 31, 2018 and 2017 was approximately $61,000 and $151,000, respectively.

Manufacturing Service Agreement

On May 14, 2018, the Company entered into a DCVax®-L Manufacturing and Services Agreement (“MSA”) with Advent BioServices, a related party which was formerly part of Cognate BioServices and was spun off separately as part of an institutional financing of Cognate. The Advent Agreement provides for manufacturing of DCVax-L products for the European region. The Agreement is structured in the same manner as the Company’s existing Agreements with Cognate BioServices. The Advent Agreement provides for a program initiation payment of approximately $1.0 million (£0.7 million), in connection with technology transfer and operations to the U.K. from Germany, development of new Standard Operating Procedures (SOPs), training of new personnel, selection of new suppliers and auditing for GMP compliance, and other preparatory activities. Such initiation payment was fully paid by the Company as of December 31, 2018. The Advent Agreement provides for certain payments for achievement of milestones and, as is the case under the existing agreement with Cognate BioServices, the Company is required to pay certain fees for dedicated production capacity reserved exclusively for DCVax production, and pay for manufacturing of DCVax-L products for a certain minimum number of patients, whether or not the Company fully utilizes the dedicated capacity and number of patients. Either party may terminate the MSA on twelve months’ notice, to allow for transition arrangements by both parties.

U.K. Facility

On August 19, 2014, we completed the acquisition of property in Sawston, U.K which we planned to develop into the manufacturing hub for our DCVax products for the European region (“U.K. Facility”). The purchase price was £13 million ($20.8 million at the then current exchange rate, excluding professional fees of $1.5 million associated with the purchase of the U.K Facility). On December 9, 2014, we completed the acquisition of additional property adjacent to and surrounded by the initial property. The purchase price was £5 million. The overall property includes several existing buildings, including an existing building of approximately 87,000 square feet which we are re-purposing and developing for manufacturing of DCVax products for the European market.

On October 10, 2017, we entered into an agreement to lease to Commodities Centre, a commodity storage and distribution firm domiciled in the U.K., an existing approximately 275,000 square foot warehouse building on the Company’s property in Sawston, U.K. The term of the lease will be five years, with the potential for the tenant to discontinue at three years and five months. The tenant will undertake at least $1.1 million of repairs and improvements to the building in return for five and a half months of free rent (which began upon execution of the lease and ends on March 24, 2018). Thereafter, the tenant will pay rent at an annualized rate of approximately $1.0 million for the first year, and thereafter rent at an annualized rate of approximately $1.4 million for each year or partial year for the rest of the lease term, plus VAT. The tenant will also pay a proportional share of the common costs and the insurance costs for the overall site. The tenant will pay for its own utilities and other costs for use of the warehouse.

On December 14, 2018, we sold most of the U.K. property to an unrelated company. However, we retained a lease-back of the approximately 87,000 square foot manufacturing facility and adjacent areas for 20 years with a renewal option for another 20 years on favorable terms, and we retained ownership of a 17-acre parcel of property that we did not sell. Under the long-term lease of the 87,000 square foot facility, the annual rent is approximately $0.6 million, with rent reviews for potential increases (which are capped) only once every five years. Additionally, we will pay certain service charges of approximately $45,000 per year for the first 3 years, and approximately $55,000 per year for the next 7 years, and up to a potential maximum of approximately $110,000 per year for the remaining 10 years.

ITEM 3.	LEGAL PROCEEDINGS

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

Market for Common Equity and Related Stockholder Matters

Our common stock trade on OTCQB under the trading symbols “NWBO” effective December 19, 2016.  No assurance can be given that an active market will exist for our common stock.

As of March 15, 2019, there were approximately 177 holders of record of our common stock. Such holders may include any broker or clearing agencies as holders of record, and in such cases exclude the individual stockholders whose shares are held by such brokers or clearing agencies.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all future earnings, if any, to fund the ongoing development and growth of our business.  We do not currently anticipate paying any cash dividends in the foreseeable future.

Stock Performance Graph

Not Applicable

Recent Sales of Unregistered Securities

During the year ended December 31, 2018, the Company issued certain equity securities as set forth in footnote 11 (Temporary Equity) and footnote 12 (Stockholders’ Equity) to our financial statements, for the consideration described in such footnote, which disclosure is incorporated into this Item 5.  Such securities were issued by the Company pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, or the provisions of Rule 506 of Regulation D promulgated under the Securities Act. Except as set forth in such footnote, the Company did not utilize an underwriter or a placement agent for any of these offerings of its securities

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

Our lead product, DCVax®-L, is designed to treat solid tumor cancers in which the tumor can be surgically removed. This product is in an ongoing Phase III trial for newly diagnosed Glioblastome multiforme (GBM). 331 patients have been enrolled in the trial, and enrollment is closed. The trial is ongoing as the data continue to mature. The Company, the physicians and the patients remain blinded. On May 29, 2018, interim blinded data from the Phase III trial collected in 2017 were published in a peer reviewed scientific journal. On November 17, 2018, updated interim blinded data from the Phase III trial were presented at the Society for Neuro-Oncology annual meeting. As the Company noted in its announcement of the May publication and in subsequent reports, the data could get either better or worse as it continues to mature. The Company has been consulting with its Scientific Advisory Board, the Steering Committee of the trial and other independent experts about the ongoing handling of the trial and preparations for completion.

As previously reported, the Company is now moving forward with the several stages of work that are needed to reach completion of this trial. These include finalizing the Statistical Analysis Plan, conducting the final data collection, data validation and data lock, and then unblinding and analyzing the data. Each of these stages are multi-month processes, involving teams of outside experts as well as Company personnel. This work also involves substantial pioneering, without a well-established pathway or roadmap. Accordingly, the Company’s projections, estimates and expectations are subject to material changes as the work proceeds.

As resources permit, we also plan to work on preparations for Phase II trials of DCVax-L for other indications.

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

Warrant Liability

We account for certain common stock warrants outstanding as a liability at fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our consolidated statements of operations. The fair value of the warrants issued by us has been estimated using Monte Carlo simulation and or a Black Scholes model.

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

As of December 31, 2018 and 2017, the undiscounted net future cash flows of the U.K. property were greater than the carrying value. Therefore, no impairment loss was considered necessary.

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

As previously reported, in December 2018 we sold the U.K. property which had involved a possibility of certain environmental liability. Following that sale, we no longer have such environmental liability as of December 31, 2018.

Sale and Leaseback Transactions

The Company accounts for the sale and leaseback of the U.K. manufacturing facility in accordance with ASC 840-40. Gains on sale leaseback transactions are recognized at the time of sale if the fair value of the property sold is more than the net book value of the property. Gains on sale and leaseback transactions are deferred and amortized over the remaining lease term. On December 14, 2018, the Company completed the sale and leaseback of the real estate assets associated with the U.K. manufacturing facility for proceeds net of closing costs of $45.6 million. Total gain from the sale was approximately $8.0 million, of which we recognized approximately $3.3 million upfront gain on the closing date in December 2018, and approximately $4.7 million of the gain has been deferred. In addition, we will continue to benefit from the substantial investment costs we had incurred for improvements to the 87,000 square foot building on the U.K. property prior our sale of the property, since the sale transaction included a lease-back of that facility to us for 20 years with a renewal option for another 20 years.

Stock-based Compensation

The Company expenses stock-based compensation to employees and Board members over the requisite service period based on the estimated grant-date fair value of the awards. Stock-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. For stock-based compensation awards to non-employees, the Company re-measures the fair value of the non-employee awards at each reporting period prior to vesting and finally at the vesting date of the award. Changes in the estimated fair value of these non-employee awards are recognized as compensation expense in the period of change.

The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

Expected Term - The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding based on the simplified method, which is the half-life from vesting to the end of its contractual term.

Expected Volatility - The Company computes stock price volatility over expected terms based on its historical common stock trading prices.

Risk-Free Interest Rate - The Company bases the risk-free interest rate on the implied yield available on U. S. Treasury zero-coupon issues with an equivalent remaining term.

Expected Dividend - The Company has never declared or paid any cash dividends on its common shares and does not plan to pay cash dividends in the foreseeable future, and, therefore, uses an expected dividend yield of zero in its valuation models.

Effective on January 1, 2017, the Company elected to account for forfeited awards as they occur, as permitted by Accounting Standards Update (“ASU”) 2016-09. Ultimately, the actual expenses recognized over the vesting period will be for those shares that vested. Prior to making this election, the Company estimated a forfeiture rate for awards at 0%, as the Company did not have a significant history of forfeitures.

Adoption of Recent Accounting Standards

Revenue from Contracts with Customer

In April 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-10 to clarify the implementation guidance on licensing and the identification of performance obligations consideration included in ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which is also known as ASC 606, was issued in May 2014 and outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In March 2016, the FASB issued ASU 2016-08 to provide amendments to clarify the implementation guidance on principal versus agent considerations. The Company implemented the standard on the effective date of January 1, 2018 on a modified retrospective basis to contracts which were not completed as of this date. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements as we did not have any unrecognized transaction price, or any remaining performance obligations under the Company’s patient service contracts. Payments from patients are non-refundable, and are not dependent on the Company’s ongoing future performance. Due to potential collectability issues with patients, the Company has adopted a policy of recognizing these payments as revenue when received.

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

Accounting for Certain Financial Instruments with Down Round Features

In July 2017, the FASB has issued a two-part ASU No. 2017-11, (i). Accounting for Certain Financial Instruments with Down Round Features and (ii) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception which simplifies the accounting for certain financial instruments with down round features, a provision in an equity-linked financial instrument (or embedded feature) that provides a downward adjustment of the current exercise price based on the price of future equity offerings. It is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company adopted this standard on its consolidated financial statements and disclosures as of January 1, 2019 and given its sequencing policy in effect as of October 13, 2016, the impact of this standard was not material.

Improvements to Non-employee Share-Based Payment Accounting

In June 2018, the FASB issued ASU 2018-07 “Improvements to Nonemployee Share-Based Payment Accounting”, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company adopted this standard on as of January 1, 2019, and the adoption did not have a material impact on its consolidated financial statements.

Recent Accounting Standards to Be Adopted

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

Results of Operations

Operating costs:

Operating costs and expenses consist primarily of research and development expenses, including clinical trial expenses, which increase when we are actively participating in clinical trials and especially when we are in a large ongoing international phase III trial. The associated administrative expenses also increase as such operating activities grow.

In addition to clinical trial related costs, our operating costs may include ongoing work relating to our DCVax products, including R&D, product characterization, and related matters. Going forward, we are also incurring large amounts of costs to carry out and complete statistical analyses, process validation work, final data collection and validation, and other work associated with moving towards completing the statistical analysis plan for the trial and obtaining approval of the plan by regulators in all of the countries where the clinical trial has been conducted, data lock for the clinical trial data, and unblinding and analysis of the data.

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

For the Years Ended December 31, 2018 and 2017

We recognized a net loss of $35.8 million and $73.1 million for the years ended December 31, 2018 and 2017, respectively. Net cash used in operations was $34.6 million and $36.5 million for the years ended December 31, 2018 and 2017, respectively.

Research and development expense

For the years ended December 31, 2018 and 2017, research and development expense was $18.2 million and $33.5 million, respectively.

The following table summarizes outstanding balance under accounts payable and notes payable to related parties for services related to the Company’s research and development activities as of December 31, 2018 and 2017 (amount in thousands):

	December 31, 2018	December 31, 2017
Accounts Payable
Cognate BioServices, Inc. (no longer related party in Q2 2018) (1)	$9,472	$4,520
Cognate BioServices GmbH	4	279
Cognate Israel	-	239
Advent BioServices	3,967	165
Total (2)	$13,443	$5,203

Demand Loan
Linda Powers (3)	$5,400	$-
Toucan Fund	-	407
Total	$5,400	$407

(1)	Cognate amount includes certain disputed amounts that we are in the process of discussing with Cognate. The balance of $9.5 million as of December 31, 2018 was included in accounts payable and accrued expenses on the Consolidated balance sheets.
(2)	Excluding accrued interest owed to related parties.
(3)	Cash loaned by our CEO was used for operations, including research and development expenses. The amount represents principal only.

The following table summarizes expenses incurred to related parties during the years ended December 31, 2018 and 2017 (amount in thousands):

	For the years ended
	December 31,
	2018	2017
Cognate BioServices, Inc. (no longer related party since Q2 2018)	$873	$12,082
Cognate BioServices GmbH	66	1,330
Cognate Israel	168	1,008
Advent BioServices	6,258	1,807
Research and development cost from Cognate settlement	-	8,395
Total	$7,365	$24,622

General and Administrative Expense

General and administrative expenses were $22.5 million and $12.5 million for the years ended December 31, 2018 and 2017, respectively. The increase compared with 2017 was primarily due to non-cash expense for stock-based compensation from issuance of stock options to our officers and directors offset by rental income of approximately $0.8 million from leasing an existing warehouse building on our property in the U.K. We recorded approximately $12.4 million of stock-based compensation under general and administrative during the year ended December 31, 2018. We didn’t incur stock-based compensation during the year ended December 31, 2017. Therefore, general and administrative expenses, excluding stock-based compensation was $10.1 million for the twelve months ended December 31, 2018.

Legal Expenses

Legal costs were $4.5 million and $9.0 million for the years ended December 31, 2018 and 2017, respectively. The decrease in 2018 was primarily due to a decrease in litigation matters in 2018 compared with 2017.

Gain on sale of property in the U.K.

We recognized a gain of approximately $8.0 million on the sale of most of our U.K. property in December 2018, of which we recognized approximately $3.3 million upfront gain on the closing date, and approximately $4.7 million of the gain has been deferred. (In addition, we will continue to benefit from the substantial investment costs we had incurred for improvements to the 87,000 square foot building on the U.K. property prior our sale of the property, since the sale transaction included a lease-back of that facility to us for 20 years with a renewal option for another 20 years.

The following table summarizes details breakdown on the gain (amount in thousands):

Cash consideration received, net of fees	$45,595
Extinguishment of environmental liability	6,200
Land and buildings – carrying value	(45,168)
Accumulated depreciation costs written off	1,397
Deferred profit on sale-leaseback transaction	(4,748)
Gain from sale of property in the United Kingdom	$3,276

Change in fair value of derivatives

During the year ended December 31, 2018 we recognized non-cash gain of $18.3 million as compared to a non-cash loss of approximately $2.6 million for the year ended December 31, 2017.

The non-cash gain during the year ended December 31, 2018 was primarily due to the decrease in stock price as of December 31, 2018 compared with December 31, 2017. The non-cash loss in 2017 consisted of approximately $1.0 million gain related to warrant liabilities which was primarily due to the decrease in stock price as of December 31, 2017 comparing with December 31, 2016. In addition, the non-cash loss in 2017 included $3.6 million loss from change in fair value of embedded conversion feature, which related to debt conversion and extinguishment during the year ended December 31, 2017.

Inducement loss

During the years ended December 31, 2018 and 2017, we recognized an inducement loss of $0 and $2.3 million, respectively.

The inducement expense for the year ended December 31, 2017 was due to the modification of warrants issued to certain unrelated third parties.

Interest expense

During the years ended December 31, 2018 and 2017, we recorded interest expense of $9.9 million and $5.5 million, respectively. Interest expense increased in 2018 as compared to 2017 primarily due to the increase from amortization on debt discount. As of December 31, 2018, we owed principal and interest of approximately $5.9 million on Notes to Ms. Powers for funding loaned to the Company by Ms. Powers. We have made no repayments of any interest or principal on Ms. Powers’ Notes; however, we recorded have approximately $4.2 million of debt amortization cost on Ms. Powers’ Notes.

Foreign currency transaction gain (loss)

During the year ended December 31, 2018 and 2017, we recognized foreign currency transaction loss of $2.8 million and a foreign currency transaction gain of $4.5 million, respectively. The 2018 loss was due to the strengthening of the U.S. dollar relative to the British pound sterling during the year ended December 31, 2018. The 2017 gain was due to the strengthening of the British pound sterling relative to the U.S. dollar during the year ended December 31, 2017.

Liquidity and Capital Resources

We have experienced recurring losses from operations since inception. We have not yet established an ongoing source of revenues and must cover our operating through debt and equity financings to allow us to continue as a going concern. Our ability to continue as a going concern depends on the ability to obtain adequate capital to fund operating losses until we generate adequate cash flows from operations to fund our operating costs and obligations. If we are unable to obtain adequate capital, we could be forced to cease operations.

We depend upon our ability, and will continue to attempt, to secure equity and/or debt financing. We cannot be certain that additional funding will be available on acceptable terms, or at all. Our management determined that there was substantial doubt about our ability to continue as a going concern within one year after the consolidated financial statements were issued, and management’s concerns about our ability to continue as a going concern within the year following this report persist.

Contingent Contractual Payment

The following table summarizes our contractual obligations as of December 31, 2018 (amount in thousands):

	Payment Due by Period
		Less than	1 to 2
	Total	1 Year	Years
Short term convertible notes payable - related party (1)
10% unsecured	$5,851	$5,851	$-
Short term convertible notes payable (2)
10% unsecured	550	550	-
18% unsecured	1,026	1,026	-
Short term notes payable (3)
8% unsecured	4,009	4,009	-
10% unsecured	4,023	4,023
12% unsecured	519	519	-
Short term notes payable - related parties (4)
10% unsecured - (on demand)	65	65	-
10% unsecured - (on demand)	419	419	-
12% unsecured - (on demand)	80	80	-
Long term notes payable (5)
8% unsecured	1,295	1,283	12
5% unsecured	1,080	1,078	2
Operating leases (6)	11,680	5,853	5,827
Purchase obligation (7)
Total	$30,597	$24,756	$5,841

(1) The obligations related to short term convertible notes to Linda Powers were approximately $5.9 million as of December 31, 2018, which included contractual unpaid interest of $0.5 million. On November 11, 2018, the Company and Ms. Powers agreed to extend the notes to a maturity of one year following the respective funding dates. In consideration of the continuing forbearance, the Company will issue warrants representing 50% of the amounts due under the loans from Ms. Powers. The warrants will have an exercise price at $0.35 per share, and have an exercise period of 2 years. The Company is still working on the key terms of this agreement.  Therefore, the Company has not recorded the impact of this modification as of December 31, 2018.

(2) The obligations related to short term convertible notes were approximately $1.6 million as of December 31, 2018, which included remaining contractual unpaid interest of $0.2 million.

(3) The obligations related to short term notes were approximately $8.5 million as of December 31, 2018, which included remaining contractual unpaid interest of $0.6 million.

(4) The obligations related to short term notes to related parties were approximately $0.6 million as of December 31, 2018, which included unpaid interest of $0.2 million. The obligations included loans of $50,000 from Cofer Black, a Company Director; $125,000 from Jerry Jasinowski, a Company Director; $85,000 from Robert Farmer, a Company Director; $69,000 remaining balance of funds from Leslie Goldman, an officer of the Company, and $65,000 from Advent BioServices, Ltd.

(5) The obligations related to long term notes were approximately $2.4 million as of December 31, 2018, which included remaining contractual unpaid interest of $0.2 million.

(6) The operating lease obligations during the next 2 years included $657,000, $16,000 and $18,000 to our office in Maryland, Germany and London, respectively. Approximately $1.4 million lease obligations during the next 3 years (the first year is rent-free) related to the vision centre in the U.K. that we leased back in December 2018. We also included approximately $9.6 million of anticipated payments to Advent BioServices 2 over 5 years for manufacturing facilities under the Manufacturing Services Agreement with Advent.

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

As of December 31, 2018, no shut-down or suspension fees were triggered.

While our DCVax programs are ongoing, under our agreements with Cognate we are required to pay certain fees for dedicated production suites or capacity reserved exclusively for DCVax production, and pay for a certain minimum number of patients, whether or not we fully utilize the dedicated capacity and number of patients. The same is the case under our agreement with Advent. We have disputed certain amounts invoiced to us by Cognate, and we are in the process of discussing the amounts with Cognate.

Operating Activities

We used $34.6 million and $36.5 million in cash for operating activities during the years ended December 31, 2018 and 2017, respectively. The decrease in cash used in operating activities was primarily attributable to the decrease in the levels of activity in our ongoing clinical programs, as well as limited funding availability.

As of December 31, 2018, our 331-patient Phase III clinical trial was still ongoing in the US, Europe and Canada but, as the Company publicly announced, the Company had begun pursuing several multi-month stages of preparations for completing the statistical analysis plan for the trial and obtaining approval of the plan from each of the regulators in countries where the trial was conducted, completing the data collection and validation, reaching data lock and unblinding and analyzing the data.

The Company is also pursuing preparations for Phase II trials of its DCVax products as resources permit.

Investing Activities

During the year ended December 31, 2018, we received approximately $45.6 million cash, net of approximately $1.6 million fees, from sale of certain property in U.K.

During the year ended December 31, 2017, we received a $0.2 million VAT refund from certain vendors relating to the U.K. construction.

Financing Activities

We received approximately $8.4 million and $22.9 million in cash proceeds from issuance of convertible preferred stock, common stock and warrants, in both public and private offerings during the years ended December 31, 2018 and 2017, respectively.

We received approximately $2.6 million and $2.6 million cash proceeds from exercise of warrants during the years ended December 31, 2018 and 2017, respectively.

We received approximately $15.2 million and $14.0 million in cash proceeds from issuance of multiple notes during the years ended December 31, 2018 and 2017, respectively.

We made aggregate debt payments of $18.3 million and $5.3 million during the years ended December 31, 2018 and 2017, respectively.

On March 29, 2019, we entered into two 22 month notes (the “Notes”), with two different institutional investors, for a total of $4.4 million with an interest rate of 8% and a maturity date of November 29, 2020. The Notes carried an OID of 10%. Net funding to us is $4.0 million. The Note allows for optional prepayment by us, in our discretion.  If we elect to prepay the Notes, there will be a prepayment premium of 15%.  Monthly amortization payments of 1/14th of the total are payable from month 9 through 22, with a 10% premium.

We are dependent upon continued financing activities in order to continue as a going concern.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of December 31, 2018 and 2017 and for the fiscal years ended December 31, 2018 and 2017, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We, the management of Northwest Biotherapeutics, Inc. (the “Company”), are responsible for establishing and maintaining adequate internal control over financial reporting of the Company.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. . In making this assessment, the Company’s management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Our management concluded that during 2018, we remediated two material weaknesses that we had reported in the past, relating to related party matters, and relating to design deficiencies of our controls. However, our management concluded that as of December 31, 2018, our disclosure controls and procedures were not effective because of two new deficiencies (one of which relates to our information technology (IT) policies and controls) and one remaining deficiency from the past, as described below

Management's Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Management of the Company, including our principal executive officer and principal financial officer, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2018.  Based on this assessment, we identified the following material weaknesses in the Company’s internal control over financial reporting:

1.	We did not maintain effective controls over the operating effectiveness of information technology ("IT") general controls for information systems that are relevant to the preparation of our financial statements. Specifically, we did not establish or formalize appropriate IT policies, segregation of duties and monitoring procedures and without monitoring procedures over third party service providers, we did not evaluate whether the providers were appropriately managing its and the Company’s IT infrastructure, operations, and critical financial systems.

2.	We did not maintain effective controls over managements review procedures including maintaining sufficient evidence of such review procedures for processing, recording and reviewing transactions related to certain contracts, accounting memos and certain monthly closing procedures.

3.	We have not formalized and implemented a complete set of policy and procedure documentation to evidence our system of internal controls over financial reporting.

Because of these material weaknesses, management, including our principal executive officer and principal financial officer, has concluded that our internal control over financial reporting was not effective as of December 31, 2018. These material weaknesses could result in misstatements of financial statement accounts and disclosures of the consolidated financial statements that would not be prevented or detected.

Notwithstanding the material weaknesses discussed above, our management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by Marcum LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation Plan

During the year ended December 31, 2018, the Company continued to make progress to remediate its material weaknesses, as described above.

Remediation activities include:

• Critical Accounting Policies and Procedures: During 2018, the company made specific progress in implementing some policies and procedures, which included several accounting checklists and controls. In 2019, the company will formalize more policies and procedures to allow timely and complete detail management reviews. As part of the management reviews, specific requirements will be defined, such as thresholds, exception reporting, escalation protocols, and individual accountability. All policies and procedures will be subject to approval by the CEO and/or authorized personnel. Additionally, the quality of the reviews will be enhanced to provide complete supporting documentation for all transactions recorded in the consolidated financial statements and footnotes. For risk mitigation, compensating controls will be evaluated to determine how controls can be improved to prevent or detect any potential material misstatements in our consolidated financial statements.

• IT General Controls: During 2019, key IT policies and procedures will be formalized, defining the review and oversight role as defined by Senior Management and the requirements for the Company’s third-party service providers to manage user access, change management, IT infrastructure (cybersecurity, network security) and IT operations (physical security, contingency planning, disaster recovery, backups). The authorized individual will obtain and review, in accordance with formalized policies and procedures, the following from third party service providers: access reports for granting, modifying, and terminating user accounts for applications, servers, databases, and operating systems, including privileged access; audit logs for the monitoring of changes to applications, servers, databases, and operating systems; SSAE-18 reports (SOC1 reports and bridge letters), including complementary entity user controls or other supporting documentation for applications used to support the financial statements; security logs for networks/servers and alerts for any data breaches; and evidence to support regular backups and successful recovery of critical financial data.

The Company expects that the remediation of these material weaknesses will be complete prior to the end of fiscal year 2019.

Changes in Internal Control Over Financial Reporting

There were no changes, other than those described above, in our internal control over financial reporting during the fiscal quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Our current directors are identified below.

Name	Age	Position
Linda F. Powers	63	Class III Director, Chairperson, Chief Executive Officer and President
Dr. Alton L. Boynton	74	Class I Director, Chief Scientific Officer
Dr. Navid Malik	50	Class III Director
Jerry Jasinowski	80	Class II Director
J. Cofer Black	69	Class I Director

Director Biographies

Linda F. Powers.   Ms. Powers has served as the Chairperson of our Board of Directors since her appointment on May 17, 2007 and Chief Executive Officer and President since June 8, 2011. Ms. Powers served as a managing director of Toucan Capital Fund II from 2001 to 2010, and Toucan Capital Fund III thereafter. She also has over 15 years’ experience in corporate finance and restructurings, mergers and acquisitions, joint ventures and intellectual property licensing. Ms. Powers is or was previously a Board member of the Rosalind Franklin Society, M2GEN (an affiliate of Moffitt Cancer Center) and the Chinese Biopharmaceutical Association. She was the Chair of the Maryland Stem Cell Research Commission for the first two years of the state’s stem cell funding program, and has served an additional eight years on the Commission. Ms. Powers served for several years on a Steering Committee of the National Academy of Sciences, evaluating government research funding, and was appointed to three Governors’ commissions created to determine how to build the respective states’ biotech and other high-tech industries. For more than six years, Ms. Powers taught an annual internal course at the National Institutes of Health for the bench scientists and technology transfer personnel on the development and commercialization of medical products. Ms. Powers serves on the boards of several private biotechnology companies. Ms. Powers holds a B.A. from Princeton University, where she graduated magna cum laude and Phi Beta Kappa. She also earned a J.D., magna cum laude, from Harvard Law School. We believe Ms. Powers’ background and experience make her well qualified to serve as a Director.

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

Jerry Jasinowski.   Mr. Jasinowski was appointed to the Board of Directors in April 2012. Mr. Jasinowski retired in 2007. Mr. Jasinowski currently serves on the boards of directors of Procurian and the Washington Tennis and Education Foundation and has held directorships in several other companies since 1990. From 2004 through 2007, Mr. Jasinowski served as the President of the Manufacturing Institute, an organization dedicated to improving and expanding manufacturing in the United States, of which he was a founder. Mr. Jasinowski was also the President and CEO of the National Association of Manufacturers, a trade association with 13,000 corporate members from 1990 to 2004. Mr. Jasinowski holds an A.B. in Economics from Indiana University and an M.A. in Economics from Columbia University. We believe that Mr. Jasinowski’s extensive experience across a wide range of manufacturing, technology, and financial firms, including Fortune 1000 and Fortune 500 companies, make him well qualified to serve as a Director.

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

J. Cofer Black.   Ambassador Black was appointed to the Board of Directors in January 2016. Ambassador Black is an internationally renowned U.S. government leader and expert in cybersecurity, counterterrorism and national security. Since 2009, he has served as Vice President for Global Operations at Blackbird Raytheon Technologies, a division of Raytheon Company, a NYSE-listed security company. From 2004 until 2008, he provided strategic guidance and business development as Vice Chairman of Blackwater Worldwide and as Chairman of Total Intelligence Solutions. During 2002 – 2005, he was appointed by the President of the United States to serve as the Ambassador, Coordinator for Counterterrorism, reporting directly to the Secretary of State for developing, coordinating and implementing American counterterrorism policy. Prior to his role as Ambassador, he served a 28-year career in the Central Intelligence Agency, reaching Senior Intelligence Service (SIS-4) level as Director, Counterterrorist Center (D/CTC), where he managed 1,300 professional personnel and an annual operational budget of more than one billion dollars. Ambassador Black is experienced representing the United States at the Head of State level, managing media as a diplomatic spokesperson and in public speaking as keynote speaker both as a senior U.S. Government official and business leader. Ambassador Black has received numerous awards and recognitions throughout his career, including the Distinguished Intelligence Medal (the CIA’s highest award for achievement). Ambassador Black received a B.A. in International Affairs from the University of Southern California in 1973 and an M.A. in International Affairs from the University of Southern California in 1974. We believe Ambassador Black’s background and experience make him well qualified to serve as a Director.

Executive Officers

Our current executive officers are identified below.

Name	Age	Position
Linda F. Powers	63	Chief Executive Officer and President
Alton L. Boynton, Ph.D.	74	Class I Director, Chief Scientific Officer
Leslie J. Goldman	73	Senior Vice President
Marnix L. Bosch, Ph.D.	59	Chief Technical Officer

Linda F. Powers. Please see “Director Biographies” above.

Alton L. Boynton, Ph.D. Please see “Director Biographies” above.

Leslie J. Goldman joined us in June 2011, and serves as Senior Vice President and General Counsel. In this capacity, Mr. Goldman has responsibility for legal matters, investor relations and financing activities. Prior to joining us, Mr. Goldman was a partner at the law firm of Skadden, Arps for over 30 years, specializing in a wide array of advanced technologies and their commercialization.    Mr. Goldman also serves as an advisor to a number of other technology companies. In addition, for eight years, Mr. Goldman served as Chairman of the Board of a group of TV stations in four mid-size cities across the country. Mr. Goldman received a B.A. from the University of Michigan in 1967 and a J.D. from the University of Michigan in 1970.

Marnix L. Bosch joined us in 2000, and serves as our Chief Technical Officer. In this capacity, Dr. Bosch plays a key role in the preparation and submission of our regulatory applications, as well as ongoing development of our product lines, and ongoing development and/or acquisition of new technologies.  Dr. Bosch led the process of designing the protocols, and managed the successful preparation and submission of our Investigational New Drug (IND) applications for FDA approval to conduct clinical trials for prostate cancer, brain cancer, ovarian cancer and multiple other cancers. He also led the processes for other regulatory submissions in both the U.S. and abroad (including the successful applications for orphan drug status in both the U.S. and Europe for DCVax-L for brain cancer). He spearheaded the development of our manufacturing and quality control processes, and is working with Cognate BioServices, Inc. and Advent BioServices Ltd. on next-generation further development of these processes.  Prior to joining us in 2000, Dr. Bosch worked at the Dutch National Institutes of Health (RIVM) as head of the Department of Molecular Biology, as well as in academia as a professor of Pathobiology. He has authored more than 40 peer-reviewed research publications in immunology and virology, and is an inventor on several patent applications on dendritic cell product manufacturing.

Corporate Governance

Director Independence

Our Board of Directors has determined that a majority of the Board consists of members who are currently “independent” as that term is defined within the meaning of Section 5605(a)(2) of the NASDAQ Marketplace Rules. The Board of Directors considers Messrs, Malik and Jasinowski and Ambassador Black to be independent.

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

Compensation Committee

The Compensation Committee is responsible for determining the overall compensation levels of our executive officers and administering our equity compensation plans. The Compensation Committee does not delegate its authority pursuant to its written charter. The Compensation Committee currently consists of Messrs, Malik and Jasinowski. The Board has determined that all of the members are “independent” under the current listing standards of NASDAQ.

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

Information Regarding Meetings of the Board and Committees

The business of our Company is under the general oversight of our Board, as provided by the laws of Delaware and our bylaws. During the fiscal year ended December 31, 2018, the Board met 22 times and also conducted business by written consent. There were at least 4 Audit Committee meetings and 5 compensation committee meetings. Each person who was a director during 2018 attended at least 75% of the Board meetings. We do not have a formal written policy with respect to Board members’ attendance at our annual meeting of stockholders. All five of our directors attended the 2018 annual meeting.

Code of Business Conduct and Ethics

We have adopted a formal Code of Business Conduct and Ethics applicable to all Board members, executive officers and employees. We also expanded the application of our Code of Ethics in regard to activities with third parties. A copy of our Code of Business Conduct and Ethics is posted on our website (www.nwbio.com) and will be provided free of charge upon request to Secretary, Northwest Biotherapeutics, Inc., 4800 Montgomery Lane, Suite 800, Bethesda, Maryland, 20814.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our stock, or Reporting Persons, to file with the SEC initial reports of ownership and changes in ownership of our stock. Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To our knowledge, based solely on our review of the copies of such reports received, we believe that during our fiscal year ended December 31, 2018 all Reporting Persons timely complied with all applicable filing requirements.

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

Elements of Compensation

Base Salary. All full time Named Executive Officers are paid a base salary. Base salaries for our executives are established based on the scope of their responsibilities, professional qualifications, academic background and the other elements of the executive’s compensation, including equity-based compensation. Base salaries are generally reviewed at least annually, and may be increased to align salaries with market levels or Company and/or individual performance after taking into account the subjective evaluation previously described.

Bonuses. All full time Named Executive Officers are eligible for bonuses from time to time, on a case by case basis, based on Company and/or individual performance considerations and/or on retention considerations.

Equity Incentive Compensation. We believe that long-term performance is achieved through an ownership culture participated in by our Named Executive Officers through the use of stock-based awards. We maintain an equity compensation plan for such awards.

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

Director Compensation

The following table sets forth certain information concerning compensation paid or accrued to our non-executive directors for the year ended December 31, 2018 and 2017.

The dollar values listed in the table for option awards are a non-cash accounting measure (based on the Black Scholes formula, under which high volatility of share price contributes to high valuations) and do not constitute intrinsic or exercise value for the options. The options had no intrinsic or exercise value when they were awarded, and they currently still have only de minimis intrinsic or exercise value.

The options were awarded at prices that were at or above the market price of the Company's shares at the time of the award (mostly $0.23 or $0.25 per share). As such, the options have no meaningful value to the recipients unless and until the market price of the Company's shares rises significantly above the exercise price of the options.

Name	Year	Fees Earned or Paid in Cash ($)	All Other Compensation ($)		Option Awards ($)	Total ($)

Robert A. Farmer*	2017	$87,500	$236,000	**	$-	$323,500

Dr. Navid Malik	2018	$150,000	$-		$1,549,000	$1,699,000
	2017	$150,000	$-		$-	$150,000

Jerry Jasinowski	2018	$150,000	$-		$837,000	$987,000
	2017	$150,000	$-		$-	$150,000

J. Cofer Black	2018	$150,000	$-		$293,000	$443,000
	2017	$150,000	$-		$-	$150,000

*	Mr. Farmer passed away on July 22, 2017
**	1.3 million shares of common stock was granted with fair value of $0.18 per share on July 6, 2017.

Executive Compensation

Summary Compensation Table

The following table sets forth certain information concerning compensation paid or accrued to our executive officers, referred to as our Named Executive Officers, during the years ended December 31, 2018 and 2017.

The dollar values listed in the table for option awards are a non-cash accounting measure (based on the Black Scholes formula, under which high volatility of share price contributes to high valuations) and do not constitute intrinsic or exercise value for the options. The options had no intrinsic or exercise value when they were awarded, and they currently still have only de minimis intrinsic or exercise value.

The options were awarded at prices that were at or above the market price of the Company's shares at the time of the award (mostly $0.23 or $0.25 per share). As such, the options have no meaningful value to the recipients unless and until the market price of the Company's shares rises significantly above the exercise price of the options.

Name and Principal Position	Year	Salary ($)	Bonus (S)	Option Awards ($)	Total ($)

Linda F. Powers	2018	$502,000	$-	$6,698,000	$7,200,000
Chairperson, President	2017	$502,000	$-	$-	$502,000
& Chief Executive Officer

Alton L. Boynton, Ph.D.	2018	$325,000	$-	$1,528,000	$1,853,000
Chief Scientific Officer and	2017	$325,000	$-	$216,000	$541,000
Secretary

Leslie Goldman	2018	$375,000	$-	$4,186,000	$4,561,000
Senior Vice President,	2017	$375,000	$-	$-	$375,000
Business Development

Marnix L. Bosch, Ph.D.	2018	$375,000	$-	$260,000	$635,000
Chief Technical Officer	2017	$375,000	$-	$505,000	$880,000

Other
Susan Goldman *	2018	$120,000	$-	$-	$120,000
	2017	$120,000	$-	$-	$120,000

* Susan Goldman is the wife of Leslie J. Goldman. She is a former nurse with a Masters Degree in Medical Surgical Nursing who serves as Director of Patient Affairs, handling compassionate use cases. Mrs. Goldman was paid $120,000 for the years ended December 31, 2018 and December 31, 2017 for services performed during such periods.

Grants of Plan-Based Awards

The Company has had an equity compensation plan for employees, directors and others, which expired in June 2017. The Amended and Restated 2007 Stock Plan, which was approved by shareholders at the Company’s 2013 Annual Meeting of Stockholders, and which amended and restated a prior equity compensation plan which was approved by shareholders at the Company’s 2012 Annual Meeting. On June 13, 2017, we granted options (the “Options”) to acquire shares of our common stock to Dr. Marnix Bosch and Dr. Alton Boynton. The Options were granted pursuant to the Second Amended and Restated Northwest Biotherapeutics, Inc. 2007 Stock Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table shows outstanding stock option awards classified as exercisable and un-exercisable as of December 31, 2018.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Linda F. Powers Chief Executive Officer and President	33,234,783	(1)	5,965,217	—	0.23	5/28/2028	—	—	—	—

Alton Boynton Chief Scientific Officer and Secretary	3,119,347	(2)	283,588	—	0.25	6/13/2027	—	—	—	—
	4,154,349	(2)	745,651	—	0.23	5/28/2028	—	—	—	—
	1,854,417	(2)	1,112,648	—	0.23	8/31/2028	—	—	—	—

Leslie J. Goldman Senior Vice President, General Counsel	20,771,736	(3)	3,728,264	—	0.23	5/28/2028	—	—	—	—

Marnix L. Bosch Chief Technical Officer	7,278,491	(4)	661,691	—	0.25	6/13/2027	—	—	—	—
	15,625	(5)	—	—	8.80	8/20/2022	—	—	—	—
	31,770	(6)	21,355	—	11.20	6/23/2022	—	—	—	—

(1)	On May 28, 2018, we granted 39,200,000 stock options to Ms. Powers. The options are exercisable at a price of $0.23 per share, and have a 10-year exercise period. 50% of the options vested on the grant date, and 50% will vest over a 24-month period in equal monthly installments, provided that the recipient continues to be employed by the Company, subject to acceleration upon the occurrence of certain achievement milestones. During the year ended December 31, 2018, a performance milestone was achieved and the Company accelerated vesting on 9,800,000 of the stock options granted to Ms. Powers. The unvested portions of the options are subject to accelerated vesting upon (i) a change of effective control of the Company, (ii) the filing of the first Biologics License Application or other application for product approval in any jurisdiction, (iii) completion of any randomized clinical trial that meets its endpoint(s) (Phase II or Phase III), (iv) a decision by the Board, in its discretion or (v) the death of the recipient.

(2)

The options were granted under the Second Amended and Restated Northwest Biotherapeutics, Inc. 2007 Stock Plan (the “2007 Stock Option Plan”) on June 13, 2017. The options are exercisable at a price of  $0.25 per share, and had a 5-year exercise period when originally granted (which was subsequently extended to 10 years). 50% of the options vested on the grant date, and 50% will vest over a 24-month period in equal monthly installments, provided that the recipient continues to be employed by the Company. The unvested portions of the options are subject to accelerated vesting upon (i) a change of effective control of the Company, (ii) the filing of the first Biologics License Application or other application for product approval in any jurisdiction, (iii) completion of any randomized clinical trial that meets its endpoint(s) (Phase II or Phase III), (iv) a decision by the Board, in its discretion or (v) the death of the recipient. On January 14, 2018, we extended the term of the options from 5-year to 10-year.

On May 28, 2018, we granted 4,900,000 stock options to Mr. Boynton. The options are exercisable at a price of $0.23 per share, and have a 10-year exercise period. 50% of the options vested on the grant date, and 50% will vest over a 24-month period in equal monthly installments, provided that the recipient continues to be employed by the Company, subject to acceleration upon the occurrence of certain achievement milestones. During the nine months ended September 30, 2018, a performance milestone was achieved and the Company accelerated vesting on 1,225,000 of the stock options granted to Mr. Boynton. The unvested portions of the options are subject to accelerated vesting upon (i) a change of effective control of the Company, (ii) the filing of the first Biologics License Application or other application for product approval in any jurisdiction, (iii) completion of any randomized clinical trial that meets its endpoint(s) (Phase II or Phase III), (iv) a decision by the Board, in its discretion or (v) the death of the recipient.

On August 31, 2018, we granted 2,967,065 stock options to Mr. Boynton. The options are exercisable at a price of $0.23 per share, and have a 10-year exercise period. The vesting term is the same as that of the options granted on May 28, 2018.

(3)	On May 28, 2018, we granted 24,500,000 stock options to Mr. Goldman. The options are exercisable at a price of $0.23 per share, and have a 10-year exercise period. 50% of the options vested on the grant date, and 50% will vest over a 24-month period in equal monthly installments, provided that the recipient continues to be employed by the Company, subject to acceleration upon the occurrence of certain achievement milestones. During the year ended December 31, 2018, a performance milestone was achieved and the Company accelerated vesting on 6,125,000 of the stock options granted to Mr. Goldman. The unvested portions of the options are subject to accelerated vesting upon (i) a change of effective control of the Company, (ii) the filing of the first Biologics License Application or other application for product approval in any jurisdiction, (iii) completion of any randomized clinical trial that meets its endpoint(s) (Phase II or Phase III), (iv) a decision by the Board, in its discretion or (v) the death of the recipient.

(4)	The options were granted under the 2007 Stock Plan on June 13, 2017. The options are exercisable at a price of $0.25 per share, and have a 5-year exercise period. 50% of the options vested on the grant date, and 50% will vest over a 24-month period in equal monthly installments, provided that the recipient continues to be employed by the Company. The unvested portions of the options are subject to accelerated vesting upon (i) a change of effective control of the Company, (ii) the filing of the first Biologics License Application or other application for product approval in any jurisdiction, (iii) completion of any randomized clinical trial that meets its endpoint(s) (Phase II or Phase III), (iv) decision by the Board, in its discretion or (v) the death of the recipient. On January 14, 2018, we extended the term of the options from 5-year to 10-year.

(5)	The options were granted under the 2007 Stock Option Plan. This option grant vested over the balance of 2009 with 7,813 options vesting on the grant date and the remainder of the options vesting on December 31, 2009.

(6)	The options were granted under the 2007 Stock Option Plan. 1,250 options vested each month until May 31, 2013. In addition, 6,250 options vest upon each of Swiss Approval, full Enrollment in Phase II Glioblastoma Multiforme clinical study and FDA approval of NDA.

Pension Benefits

Our Named Executive Officers received no benefits in fiscal 2018 from the Company under defined pension or defined contribution plans.

Non-Qualified Deferred Compensation

Our Named Executive Officers received no benefits in fiscal 2018 from the Company under non-qualified deferred compensation plans.

Employment Agreements

The Company entered into employment agreements with its Named Executive Officers in 2011. Those agreements have expired and the Company anticipates entering into new employment agreements with its executives.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS-EQUITY COMPENSATION PLAN INFORMATION

Amended and Restated 2007 Stock Option Plan

Our Board of Directors and the holders of a majority of the voting power of our stockholders adopted the Amended and Restated 2007 Stock Option Plan, or the Plan. The plan provides that 20% of our total issued and outstanding shares are to be allocated to the Stock Option Plan, and that, on the effective date of any increase in our capitalization, the aggregate numbers of shares of common stock that are available for issuance shall automatically be increased by such number of shares as is equal to the number of shares sufficient to cause the option pool to remain equal to 20% of our issued and outstanding stock at such time and on an ongoing basis. Pursuant to the Plan, if on the date of any increase in our capitalization 20% of our total issued and outstanding shares of stock is less than the number of shares of common stock available for issuance under the Plan, no change will be made to the aggregate number of shares of common stock issuable under the Plan for that year (such that the aggregate number of shares available for issuance under the Plan will never decrease).

The following table presents information regarding the beneficial ownership of our common stock as of March 15, 2019 by:

•	each person, or group of affiliated persons, who is known by us to own beneficially 5% or more of any class of our equity securities;
•	our directors and nominees for director;
•	each of our named executive officers, as defined in Item 402(a)(3) of Regulation S-K; and
•	our directors and executive officers as a group.

In order to determine the beneficial ownership by a given person as set forth in the table below, the fully diluted shares, options and warrants held by the person are deemed exercised and held by that person and counted in addition to their issued and outstanding shares. However, for all other persons, only the actual issued and outstanding shares they hold are counted.

Shares of Common Stock beneficially owned and the respective percentages of beneficial ownership of Common Stock assume the exercise of all options, warrants and other securities convertible into Common Stock that are beneficially owned by such person or entity and that are currently exercisable or exercisable within 60 days of March 15, 2019. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding Common Stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding Common Stock beneficially owned by any other persons.

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

The percentages listed below represent beneficial ownership percentages of Common Stock calculated in accordance with SEC rules as described above, and do not equate to voting percentages.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage(1)

Officers and Directors

Alton L. Boynton, Ph.D.(2)	9,583,134	1.8%

Marnix L. Bosch, Ph.D., M.B.A.(3)	7,831,948	1.5%

Linda F. Powers(4)	141,538,660	22.0%

Leslie Goldman(5)	21,477,086	3.9%

Dr. Navid Malik(6)	7,892,613	1.5%

Jerry Jasinowski(7)	6,278,759	1.2%

J. Cofer Black(8)	1,491,301	* %

All executive officers and directors as a group (7 persons)	196,093,501	28.1%

Significant Security Holder

Cognate BioServices, Inc.(9) 4800 East Shelby Drive Suite 108, Memphis, TN	20,604,095	3.8%

*	Less than 1%.

(1)	Percentage represents beneficial ownership percentage of Common Stock calculated in accordance with SEC rules and does not equate to voting percentages. Percentage is based upon 532,291,352 shares of Common Stock issued and outstanding as of March 15, 2019. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares of Common Stock beneficially owned and the percentage of ownership of such person, we deemed that person to hold all shares of Common Stock and Preferred Stock subject to options and warrants that are currently exercisable or convertible, or exercisable or convertible within 60 days of the filing date of this proxy statement. However, we did not deem such shares outstanding for the purpose of computing the percentage ownership of any other persons.

(2)	Consists of (i) 12,189 shares of Common Stock held by Dr. Boynton and (ii) 9,570,945 shares of Common Stock underlying Options held by Dr. Boynton as equity compensation that are currently exercisable.

(3)	Consists of (i) 9,802 shares of Common Stock held by Dr. Bosch and (ii) 7,822,176 shares of Common Stock underlying Options held by Dr. Bosch as equity compensation that are currently exercisable.

(4)	Consists of (i) 29,411,759 shares of common stock held by Ms. Powers; (ii) 41,150,890 shares of common stock underlying currently exercisable warrants; (iii) 34,086,957 shares of common stock underlying currently exercisable options; and (iv) 36,889,056 shares of common stock underlying convertible notes with an outstanding balance at December 31, 2018 of $5.9 million issued to Ms. Powers.

(5)	Consists of (i) 172,742 shares of common stock held by Mr. Goldman, and (ii) 21,304,344 shares of common stock underlying currently exercisable options.

(6)	Consists of (i) 10,000 shares of Common Stock held by Dr. Malik and (ii) 7,882,613 shares of common stock underlying currently exercisable options.

(7)	Consists of (i) 1,365,031 shares of common stock held by Mr. Jasinowski, (ii) 652,857 shares of common stock underlying currently exercisable warrants, and (iii) 4,260,871 shares of common stock underlying currently exercisable options.

(8)	Consists of 1,491,301 shares of common stock underlying currently exercisable options.

(9)	Cognate currently holds 13,684,294 shares of common stock and 6,919,801 warrants, and these are the numbers set forth in the table. Amounts of shares of common stock and warrants beyond these are part of a dispute between the parties. Cognate’s beneficial ownership figures presented in the table do not represent the maximum possible number of shares of common stock and warrants for Cognate. The Company’s understanding is that the dispute could involve up to a maximum of 52,008,650 shares of common stock, excluding the numbers of shares of common stock listed in the table.

The information required by Item 12 appearing under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation-Equity Compensation Plan Information” of the Company’s Form 10-K/A is incorporated herein by reference. The Company intends to file its Form 10-K/A with the SEC not later than 120 days after December 31, 2018.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Cognate BioServices

Cognate BioServices, a contract manufacturer of our DCVax products, was a related party during the year ended December 31, 2017, and until February 2018. Cognate BioServices was owned by Toucan Capital Fund III, L.P., an investment fund in which our Chairman and CEO, Linda Powers, had a material interest and operational control. Cognate affiliates in the U.K. (Cognate BioServices, Ltd.), Germany (Cognate BioServices GmbH) and Israel (Cognate Israel) were likewise related parties until Cognate entered into an institutional financing that required the ex-US operations to be spun off or ended. Cognate/Germany and Cognate/Israel were closed during 2018, and are no longer in operation. Cognate/U.K. was spun off from Cognate/US, became a separate company (owned by Toucan Capital Fund III, as was Cognate/US), and changed its name to Advent BioServices.

The Company’s agreements with Cognate, and payments and stock issuances to Cognate, as well as vesting, lock-up and other restrictions on the shares, accounts payable to Cognate, and loans made by Cognate to the Company are described Note 9 to the financial statements in this report on Form 10-K for the fiscal year ended December 31, 2018. The Company and Cognate BioServices, an affiliate of the Company, entered into a DCVax-L Manufacturing Services Agreement, a DCVax-Direct Manufacturing Services Agreement, an Ancillary Services Agreement and a Manufacturing Expansion Agreement, each effective as of January 17, 2014, and those agreements followed and superseded Manufacturing Services Agreements in 2011 and 2007.

Advent BioServices

Advent BioServices, is a contract manufacturer of our DCVax products which was formerly the U.K. branch of Cognate BioServices, as described above and then was spun off as a separate company. Advent is owned by Toucan Capital Fund III, L.P., an investment fund in which our Chairman and CEO, Linda Powers, has a material interest and operational control, and which previously owned Cognate BioServices from which Advent was spun off. As such, Advent is a related party.

On May 14, 2018, the Company entered into a DCVax®-L Manufacturing and Services Agreement with Advent BioServices, a related party which was formerly part of Cognate BioServices and was spun off separately as part of an institutional financing of Cognate. The Advent Agreement provides for manufacturing of DCVax-L products for the European region. The Agreement is structured in the same manner as the Company’s existing Agreements with Cognate BioServices. The Advent Agreement provides for a program initiation payment of approximately $1.0 million (£0.7 million), in connection with technology transfer and operations to the U.K. from Germany, development of new Standard Operating Procedures (SOPs), training of new personnel, selection of new suppliers and auditing for GMP compliance, and other preparatory activities. Such initiation payment was fully paid by the Company as of December 31, 2018. The Advent Agreement provides for certain payments for achievement of milestones and, as is the case under the existing agreements with Cognate BioServices, the Company is required to pay certain fees for dedicated production capacity reserved exclusively for DCVax production, and pay for a certain minimum number of patients, whether or not the Company fully utilizes the dedicated capacity and number of patients. Either party may terminate the Advent Agreement at any time for any reason on twelve months’ notice. The notice period is designed to enable an effective transition and minimize or avoid interruption of product supply. During the twelve month period, the Company will continue to pay the minimum fees and Advent will continue to produce the DCVax products.

In December 2018, the Company’s Board approved an option pool for external manufacturing personnel. The Company’s Equity Compensation Plan which was approved by shareholders and applied while the Company was listed on Nasdaq provided for external consultants to be eligible for options on the same footing as Company employees and directors. Although that Plan is no longer applicable, the Company considered it as a reference point. To date, the Company has worked with several external manufacturing groups, including Advent BioServices, the GMP team at the Royal Free Hospital in London, and the Fraunhofer Institute. The Company recognized that the manufacturing of DCVax products is of key importance for the Company’s success. The option pool for manufacturing personnel that was approved by the Company’s Board includes options exercisable for 5.5 million shares. The exercise price and exercise period are the same as for the options approved for Company employees and directors shortly before that: $0.25 per share and ten years. None of the options for manufacturing personnel have been issued yet, as the allocation of the options among entities and personnel has not yet been determined.

The Company’s agreements and activities with Advent are described in Note 10 to the financial statements in this report on Form 10-K for the fiscal year ended December 31, 2018.

Review, approval or ratification of transactions with related persons

For review, evaluation and decisions about related-party transactions, the Company has established a Conflicts Committee of independent directors of the Board, which reviews related-party transactions for potential conflicts of interests or other improprieties as well as for reasonableness, in addition to the full Board’s review. Under SEC rules, related-party transactions are those transactions to which we are or may be a party in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors or executive officers or any other related person had or will have a direct or indirect material interest, excluding, among other things, compensation arrangements with respect to employment or board membership. Any transactions with officers, directors or 5% stockholders are on market-based terms, and are approved by a majority of our independent and disinterested directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Marcum LLP

Marcum LLP was engaged in 2013 and served as our independent public accounting firm for the fiscal years ended December 31, 2018 and 2017.

Audit Fees

The aggregate fees billed and unbilled of the fiscal year ended December 31, 2018 and 2017 for professional services rendered by Marcum for the audit of our annual financial statements, the review of our financial statements included in our quarterly reports on Form 10-Q and consultations and consents were approximately $950,000 and $745,000, respectively.

Audit-Related Fees

There were no fees billed in the fiscal year ended December 31, 2018 and 2017 for assurance and related services rendered by Marcum related to the performance of the audit or review of our financial statements.

Tax and Other Fees

There were no fees billed in the fiscal year ended December 31, 2018 and 2017 for professional services rendered by Marcum for tax related services or other fees.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal accountants on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal accountants. Our Audit Committee pre-approves these services by category and service. Our Audit Committee pre-approved all of the services provided by our principal accountants during the fiscal years ended December 31, 2018, 2017 and 2016.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The Exhibits listed below are identified by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K. The Exhibits designated by an asterisk (*) are management contracts or compensatory plans or arrangements required to be filed pursuant to Item 15.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Seventh Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1(File No. 333-134320) on July 17, 2006).
3.2	Third Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K on June 22, 2007).
3.3	Amendment to Seventh Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 filed with the Registrant’s Current Report on Form 8-K on June 22, 2007).
3.5	Amendment to Seventh Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q on May 21, 2012).
3.6	Amendment to Seventh Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K on September 26, 2012).
3.7	Amendment to Third Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K on December 11, 2012).
3.8	Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K on December 21, 2017).
3.9	Amended and Restated Certificate of Designations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K on January 4, 2018).
4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 filed with the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-67350) on November 14, 2001).
4.2	Form of Warrant Agency Agreement by and between Northwest Biopharmaceuticals, Inc. and Computershare Trust Company, N.A. and Form of Warrant Certificate (incorporated by reference to Exhibit 4.2 filed with the Registrant’s Form S-1 on December 4, 2012).
10.1	Form of Loan Agreement and 10% Convertible, Promissory Note between the Company and Toucan Partners, LLC (incorporated by reference to Exhibit 10.4 filed with the Registrant’s Form 10-K on April 17, 2007).
10.2	Second Amended and Restated Investor Rights Agreement dated June 22, 2007 between the Company and Toucan Capital Fund II, LLP (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K on June 22, 2007).
10.3	Warrant to purchase securities of the Company dated July 26, 2005 issued to Toucan Capital Fund II, L.P (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K on August 1, 2005).
10.4	Warrant to purchase securities of the Company dated September 7, 2005 issued to Toucan Capital Fund II, L.P (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K on September 9, 2005).
10.5	Amended Form of Warrant to purchase securities of the Company dated November 14, 2005 and April 17, 2006, as amended April 14, 2007, issued to Toucan Partners, LLC (incorporated by reference to Exhibit 10.21 filed with the Registrant’s Form 10-K on April 17, 2007).
10.6	Form of Warrant to purchase securities of the Company dated April 14, 2007 issued to Toucan Partners, LLC (incorporated by reference to Exhibit 10.22 filed with the Registrant’s Form 10-K on April 17, 2007).
10.7	Loan Agreement and 10% Convertible Promissory Note in the principal amount of $100,000 between the Company and Toucan Partners, LLC, dated April 27, 2007 (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on May 3, 2007).
10.8	Warrant to purchase securities of the Company issued to Toucan Partners, LLC, dated April 27, 2007 (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K on May 3, 2007).
10.9	Form of Toucan Partners Loan Agreement and 10% Convertible Note, dated as of June 1, 2007 (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on June 7, 2007).
10.10	Form of Toucan Partners Warrant, dated as of June 1, 2007 (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K on June 7, 2007).
10.11	Amended and Restated Warrant to purchase Series A Preferred Stock issued to Toucan Capital Fund II, L.P., dated as of June 1, 2007 (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K on June 7, 2007).
10.12	Warrant to purchase Series A-1 Preferred Stock issued to Toucan Capital Fund II, L.P., dated as of June 1, 2007 (incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K on June 7, 2007).
10.13	Warrant to purchase Series A-1 Preferred Stock issued to Toucan Capital Fund II, L.P., dated as of June 1, 2007 (incorporated by reference to Exhibit 10.5 filed with the Registrant’s Current Report on Form 8-K on June 7, 2007).
10.14	Northwest Biotherapeutics, Inc. $225,000 Demand Note dated June 13, 2007 (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on June 18, 2007).
10.15	Conversion Agreement dated June 15, 2007 and effective June 22, 2007 between the Company and Toucan Capital Fund II, LLP (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on June 22, 2007).

Exhibit Number	Description
10.16*	Services Agreement between Cognate BioServices, Inc. and Northwest Biotherapeutics dated April 1, 2011 (incorporated by reference to Exhibit 10.19 filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-182470 on June 29, 2012 ).
10.17	1998 Stock Option Plan (incorporated by reference to Exhibit 10.15 filed with the Registration Statement on Form S-1 (Registration No. 333-67350) on August 13, 2001).
10.18	1999 Executive Stock Option Plan (incorporated by reference to Exhibit 10.16 filed with the Registration Statement on Form S-1 (Registration No. 333-67350) on August 13, 2001).
10.19	2001 Stock Option Plan (incorporated by reference to Exhibit 10.17 filed with the Registration Statement on Form S-1 (Registration No. 333-67350) on August 13, 2001).
10.20	2001 Nonemployee Director Stock Incentive Plan (incorporated by reference to Exhibit 10.18 filed with the Registration Statement on Form S-1 (Registration No. 333-67350) on August 13, 2001).
10.21	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.19 filed with the Registration Statement on Form S-1 (Registration No. 333-67350) on August 13, 2001).
10.22	Form of Stock Option Agreement under the 2007 Stock Option Plan (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Registration Statement on Form S-8 on November 21, 2007).
10.23	Loan Agreement and Promissory Note, dated May 6, 2008 between the Company and Al Rajhi Holdings WLL (incorporated by reference to Exhibit 4.5 filed with the Registrant’s Current Report on Form 8-K on May 15, 2008).
10.24	Loan Agreement and Promissory Note, dated August 19, 2008 between the Company and Toucan Partners LLC (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q on November 19, 2008).
10.25	Loan Agreement and Promissory Note, dated October 1, 2008 between the Company and SDS Capital Group SPC, Ltd (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q on November 19, 2008).
10.26	Warrant, dated October 1, 2008, between the Company and SDS Capital Group SPC, Ltd (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q on November 19, 2008).
10.27	Loan Agreement and Promissory Note, dated October 21, 2008, between the Company and SDS Capital Group SPC, Ltd (incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q on November 19, 2008).
10.28	Form of Loan Agreement and Promissory Note, between the Company and a Group of Private Investors (incorporated by reference to Exhibit 10.5 filed with the Registrant’s Quarterly Report on Form 10-Q on November 19, 2008).
10.29	Form of Warrant, between the Company and SDS Capital Group SPC. Ltd and a Group of Private Investors (incorporated by reference to Exhibit 10.6 filed with the Registrant’s Quarterly Report on Form 10-Q on November 19, 2008).
10.30	Loan Agreement and Promissory Note, dated December 22, 2008, between the Company and Toucan Partners LLC (incorporated by reference to Exhibit 10.62 filed with the Registrant’s Form 10-K on April 15, 2009).
10.31	Form of Warrant, dated December 22, 2008, between the Company and Toucan Partners LLC (incorporated by reference to Exhibit 10.63 filed with the Registrant’s Form 10-K on April 15, 2009).
10.32	Form of Securities Purchase Agreement, by and among the Company and Al Rajhi Holdings (incorporated by reference to Exhibit 10.64 filed with the Registrant’s Form 10-K on April 15, 2009).
10.33	Securities Purchase Agreement, by and among the Company and a Group of Equity Investors (incorporated by reference to Exhibit 10.65 filed with the Registrant’s Form 10-K on April 15, 2009).
10.34	Form of Warrant, between the Company and a Group of Equity Investors (incorporated by reference to Exhibit 10.66 filed with the Registrant’s Form 10-K on April 15, 2009).
10.35	Form of Loan Agreement and Promissory Note, dated March 27, 2009, between the Company and a Group of Private Lenders (incorporated by reference to Exhibit 10.67 filed with the Registrant’s Form 10-K on April 15, 2009).
10.36	Amended and Restated Northwest Biotherapeutics, Inc. 2007 Stock Option Plan (incorporated by reference to Schedule 14A filed on December 3, 2013).
10.37	DC Vax ®-L Manufacturing and Services Agreement between the Company and Cognate BioServices, Inc. dated January 17, 2014 (incorporated by reference to Exhibit 10.40 filed with the Company’s Quarterly Report on Form 10-Q on May 15, 2014).
10.38	DC Vax ®-L Direct Manufacturing and Services Agreement between the Company and Cognate BioServices, Inc. dated January 17, 2014 (incorporated by reference to Exhibit 10.41 filed with the Company’s Quarterly Report on Form 10-Q on May 15, 2014).
10.39	Ancillary Services Agreement between the Company and Cognate BioServices, Inc. dated January 17, 2014 (incorporated by reference to Exhibit 10.42 filed with the Company’s Quarterly Report on Form 10-Q on May 15, 2014).
10.40	Manufacturing Expansion Service Agreement between the Company and Cognate BioServices, Inc. dated January 17, 2014 (incorporated by reference to Exhibit 10.43 filed with the Company’s Quarterly Report on Form 10-Q on May 15, 2014).

Exhibit Number	Description
10.41	Form of Warrant between the Company and H.C. Wainwright & Co., LLC dated April 9, 2014 (incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K on April 14, 2014).
10.42	Form of Warrant between the Company and certain investors (incorporated by reference as Exhibit 4.1 filed with the Company’s Current Report on Form 8-K on October 10, 2014).
10.43	Form of Warrant between the Company and certain investors (incorporated by reference as Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on December 29, 2015).
10.44	Form of Warrant between the Company and certain investors (incorporated by reference as Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on March 3, 2016).
10.45	Form of Common Stock Purchase Warrant by and between Northwest Biotherapeutics, Inc. and certain purchasers (incorporated by reference as Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on July 11, 2016).
10.46	Exchange Agreement, dated as of August 29, 2016, between Cognate BioServices, Inc. and Northwest Biotherapeutics, Inc. (incorporated by reference as Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on September 6, 2016).
10.47	Form of Warrant to Purchase Common Stock to Cognate BioServices, Inc. to purchase 4,305,772 shares of Common Stock (incorporated by reference as Exhibit 99.1 filed with the Company’s Current Report on Form 8-K on September 6, 2016).
10.48	Letter Agreement, dated August 23, 2016, by and between Northwest Biotherapeutics, Inc. and certain purchasers (incorporated by reference as Exhibit 10.1 filed with the Company’s Current Report on Form 8-K/A on September 19, 2016).
10.49	Series E Common Stock Purchase Warrant (incorporated by reference as Exhibit 10.2 filed with the Company’s Current Report on Form 8-K/A on September 19, 2016).
10.50	Registration Rights Agreement dated August 22, 2016 (incorporated by reference as Exhibit 10.3 filed with the Company’s Current Report on Form 8-K/A on September 19, 2016).
10.51	Engagement Agreement, dated August 21, 2016, by and between Northwest Biotherapeutics, Inc. and H.C. Wainwright & Co., LLC, as placement agent 2016 (incorporated by reference as Exhibit 10.4 filed with the Company’s Current Report on Form 8-K/A on September 19, 2016).
10.52	Agreement, dated as of October 13, 2016, between Cognate BioServices, Inc. and Northwest Biotherapeutics, Inc. (incorporated by reference as Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on October 19, 2016).
10.53	Omnibus Amendment Agreement dated as of September 22, 2016 between Cognate BioServices, Inc. and Northwest Biotherapeutics, Inc. (incorporated by reference as Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on October 19, 2016).
10.54	Release Agreement dated as of October 13, 2016 between Cognate BioServices, Inc. and Northwest Biotherapeutics, Inc. (incorporated by reference as Exhibit 10.3 filed with the Company’s Current Report on Form 8-K on October 19, 2016).
10.55	Assignment and Assumption Agreement dated as of October 13, 2016 between Cognate BioServices, Inc. and Northwest Biotherapeutics, Inc. (incorporated by reference as Exhibit 10.4 filed with the Company’s Current Report on Form 8-K on October 19, 2016).
10.56	Form of Securities Purchase Agreement, dated March 17, 2017, by and between Northwest Biotherapeutics, Inc. and certain purchasers. (incorporated by reference as Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on March 23, 2017).
10.57	Form of Class A Common Stock Purchase Warrant (incorporated by reference as Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on March 23, 2017).
10.58	Form of Class B Common Stock Purchase Warrant (incorporated by reference as Exhibit 10.3 filed with the Company’s Current Report on Form 8-K on March 23, 2017).
10.59	Form of Class C Common Stock Purchase Warrant (incorporated by reference as Exhibit 10.4 filed with the Company’s Current Report on Form 8-K on March 23, 2017).
10.60	Engagement Agreement with Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC (incorporated by reference as Exhibit 10.5 filed with the Company’s Current Report on Form 8-K on March 23, 2017).
10.61	Securities Exchange Agreement (incorporated by reference as Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on May 31, 2017).
10.62	Securities Exchange Agreement (incorporated by reference as Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on June 21, 2017).
10.63	Note Purchase Agreement (incorporated by reference as Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on June 21, 2017).
10.64	Form of Warrant Repricing Letter Agreement dated August 7, 2017 by and between Northwest Biotherapeutics, Inc. and a certain institutional investor (incorporated by reference as Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on August 7, 2017).
10.65	Form of Series A Common Stock Purchase Warrant (incorporated by reference as Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on August 7, 2017).

Exhibit Number	Description
10.66	Form of Securities Purchase Agreement, dated September 20, 2017, by and between Northwest Biotherapeutics, Inc. and certain institutional investors (incorporated by reference as Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on September 22, 2017).
10.67	Form of Class A Common Stock Purchase Warrant (incorporated by reference as Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on September 22, 2017).
10.68	Engagement Agreement with Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC (incorporated by reference as Exhibit 10.3 filed with the Company’s Current Report on Form 8-K on September 22, 2017).
10.69	Sawston Lease, dated October 10, 2017.
10.70	Form of Class D-1 Common Stock Purchase Warrant (incorporated by reference as Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on December 7, 2017).
10.71	Form of Voting Agreement (incorporated by reference as Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on December 7, 2017).
10.72	Form of Subscription Agreement (incorporated by reference as Exhibit 10.3 filed with the Company’s Current Report on Form 8-K on December 7, 2017).
10.73	Settlement and Amendment Agreement (2016 Obligations Agreement), dated as of December 31, 2017, by and between Northwest Biotherapeutics, Inc. and Cognate BioServices, Inc.
10.74	Settlement and Amendment Agreement (2017 Obligations Agreement), dated as of December 31, 2017, by and between Northwest Biotherapeutics, Inc. and Cognate BioServices, Inc.
10.75	Note and Loan Agreement, dated as of March 14, 2018, by and between Northwest Biotherapeutics, Inc. and Linda F. Powers.
10.76	Note and Loan Agreement, dated as of March 19, 2018, by and between Northwest Biotherapeutics, Inc. and Linda F. Powers.
10.77	Promissory Note in the principal amount of $1,388,888.89, dated as of May 1, 2018, by and between Northwest Biotherapeutics, Inc. and Adar Bays, LLC.
10.78	Form of Loan Agreement, dated as of November 7, 2018, by and between Northwest Biotherapeutics, Inc. and a Group of Private Lenders.
10.79	Contract Relating to Sale of Spicers, Sawston, Cambridge, dated as of December 5, 2018, by and between Aracaris Capital Limited and Huawei Technologies Research & Development (UK) Limited.
10.80	Lease Relating to Vision Centre, Sawston, Cambridge, by and between Aracaris Capital Limited and Aracaris Limited, dated as of December 14, 2018.
21.1	Subsidiaries of the Registrant.
23.1	Independent Registered Public Accounting Firm’s Consent.
31.1	Certification of the Principal Executive and Principal Financial and Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of the Principal Executive and Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
101.INS	XBRL Instance Document.
101.SCH	XBRL Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.

*	Confidential information in this exhibit has been omitted and filed separately with the SEC pursuant to a confidential treatment request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC. (Registrant)

Date: April 2, 2019	By:	/s/ Linda F. Powers
Linda F. Powers,
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Linda F. Powers	Chief Executive Officer (Principal	April 2, 2019
Linda F. Powers	Executive Officer and Principal
Financial and Accounting Officer)

/s/ Alton L. Boynton	Director	April 2, 2019
Alton L. Boynton

/s/ Navid Malik	Director	April 2, 2019
Dr. Navid Malik

/s/ Jerry Jasinowski	Director	April 2, 2019
Jerry Jasinowski

/s/ J. Cofer Black	Director	April 2, 2019
J. Cofer Black

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NORTHWEST BIOTHERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Northwest Biotherapeutics, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Northwest Biotherapeutics, Inc and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated April 2, 2019, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of material weaknesses.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and net operating cash flow deficits, and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2013.

New York, NY
April 2, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of

Northwest Biotherapeutics, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Northwest Biotherapeutics, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2018 and 2017 and the related consolidated statements of operations, comprehensive loss, change in shareholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2018 of the Company, and our report dated April 2, 2019 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in “Management's Annual Report on Internal Control Over Financial Reporting”:

1.	The Company did not maintain effective controls over the operating effectiveness of information technology ("IT") general controls for information systems that are relevant to the preparation of our financial statements. Specifically, the Company did not establish or formalize appropriate IT policies, segregation of duties and monitoring procedures and without monitoring procedures over third party service providers, the Company did not evaluate whether the providers were appropriately managing its and the Company’s IT infrastructure, operations, and critical financial systems.
2.	The Company did not maintain effective controls over managements review procedures including maintaining sufficient evidence of such review procedures for processing, recording and reviewing transactions related to certain contracts, accounting memos and certain monthly closing procedures.
3.	The Company has not formalized and implemented a complete set of policy and procedure documentation to evidence its system of internal controls over financial.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the Company’s consolidated financial statements for the year ended December 31, 2018, and this report does not affect our report dated April 2, 2019.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Northwest Biotherapeutics, Inc. has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

/s/ Marcum llp

Marcum llp

New York, NY

April 2, 2019

NORTHWEST BIOTHERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$22,224	$117
Prepaid expenses and other current assets	1,574	1,285
Total current assets	23,798	1,402

Non-current assets:
Property, plant and equipment, net	108	47,488
Other assets	761	17
Total non-current assets	869	47,505

TOTAL ASSETS	$24,667	$48,907

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$15,506	$13,015
Accounts payable and accrued expenses to related parties and affiliates	4,588	5,385
Convertible notes, net	1,863	135
Convertible notes to related party	5,400	-
Notes payable, net	7,155	7,122
Notes payable to related party	393	1,121
Share settled debt, at fair value (in default)	-	3,308
Environmental remediation liability	-	6,200
Shares payable	138	-
Warrant liability	29,995	40,171
Mortgage loan, net	-	11,226
Deferred profit on sale-leaseback transaction	4,802
Total current liabilities	69,840	87,683

Non-current liabilities:
Convertible notes payable, net of current portion, net	-	6,010
Note payable, net of current portion, net	1,986	2,507
Total non-current liabilities	1,986	8,517

Total liabilities	71,826	96,200

Preferred stock ($0.001 par value); 100,000,000 shares authorized as of December 31, 2018 and 2017, respectively
Convertible Series A, 15,000,000 shares designated - 0 and 9.7 million shares issued and outstanding at December 31, 2018 and 2017, respectively	-	7,439
Convertible Series B, 15,000,000 shares designated - 0 and 5.6 million shares issued and outstanding at December 31, 2018 and 2017, respectively	-	12,601

COMMITMENTS AND CONTINGENCIES

Stockholders’ deficit:
Common stock ($0.001 par value); 1,200,000,000 shares authorized; 523.2 million and 328.9 million shares issued and outstanding as of December 31, 2018 and 2017, respectively	523	329
Additional paid-in capital	775,741	721,554
Stock subscription receivable	(10)	-
Accumulated deficit	(824,413)	(788,619)
Accumulated other comprehensive loss	1,000	(597)
Total stockholders’ deficit	(47,159)	(67,333)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT AND TEMPORARY EQUITY	$24,667	$48,907

See accompanying notes to the consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the year ended
	December 31,
	2018	2017
Revenues:
Research and other	$412	$336
Total revenues	412	336
Operating costs and expenses:
Research and development	18,154	33,515
General and administrative	22,511	12,458
Legal expenses	4,504	9,041
Total operating costs and expenses	45,169	55,014
Gain on sale of property in the United Kingdom	3,276	-
Loss from operations	(41,481)	(54,678)
Other income (expense):
Inducement loss	-	(2,297)
Change in fair value of derivative liabilities	18,303	(2,578)
Net income (loss) from extinguishment of debt	85	(12,569)
Interest expense	(9,871)	(5,545)
Foreign currency transaction (loss) gain	(2,830)	4,524
Total other income (loss)	5,687	(18,465)
Net loss	$(35,794)	$(73,143)
Deemed dividend on convertible preferred stock	(17,765)	(1,266)
Net loss attributable to common stockholders	$(53,559)	$(74,409)

Net loss per share attributable to common stockholders - basic and diluted	$(0.12)	$(0.31)
Weighted average shares used in computing basic and diluted loss per share	440,016	242,849

See accompanying notes to the consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

	For the year ended
	December 31,
	2018	2017
Net loss	$(35,794)	$(73,143)
Other comprehensive income (loss)
Foreign currency translation adjustment	1,597	(2,445)
Total comprehensive loss	$(34,197)	$(75,588)

See accompanying notes to the consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands)

	Common Stock		Additional Paid-in	Subscription	Accumulated	Cumulative Translation	Total Stockholders’
	Shares	Par value	Capital	Receivable	Deficit	Adjustment	Deficit
Balance at January 1, 2017	157,028	$157	$686,972	$-	$(715,476)	$1,848	$(26,499)
Beneficial conversion feature of Series A convertible preferred stock	-	-	276	-	-	-	276
Deemed dividends related to immediate accretion of beneficial conversion feature of Series A convertible preferred stock	-	-	(276)	-	-	-	(276)
Beneficial conversion feature of Series B convertible preferred stock	-	-	366	-	-	-	366
Deemed dividends related to immediate accretion of beneficial conversion feature of Series B convertible preferred stock	-	-	(366)	-	-	-	(366)
Issuance of common stock for conversion of Series A convertible preferred stock	4,000	4	676	-	-	-	680
Deemed dividends on conversion of Series A convertible preferred stock to common stock	-	-	(624)	-	-	-	(624)
Issuance of common stock and warrants for cash in a registered direct offering (net of $7.0 million warrant liability)	28,979	29	2,511	-	-	-	2,540
Offering cost related to registered direct offering	-	-	(856)	-	-	-	(856)
Issuance of common stock and warrants for cash in private offering (net of $1.1 million warrant liability)	11,951	12	971	-	-	-	983
Warrants exercised for cash	23,758	24	2,842	-	-	-	2,866
Offering costs related to warrants exercise	-	-	(229)	-	-	-	(229)
Reclassification of warrant liabilities related to warrants exercised for cash	-	-	2,162	-	-	-	2,162
Cashless warrants exercise	6,940	7	(7)	-	-	-	-
Reclassification of warrant liabilities related to cashless warrants exercise	-	-	3,054	-	-	-	3,054
Forgiveness of certain payables to Cognate BioServices, Inc.	-	-	3,750	-	-	-	3,750
Conversion of share settled debt into common stock	11,500	11	1,881	-	-	-	1,892
Issuance of common stock and warrants for conversion of debt and accrued interest	76,073	76	15,564	-	-	-	15,640
Common stock issued for extinguishment of 2014 senior convertible notes	7,090	7	2,047	-	-	-	2,054
Stock-based compensation	1,538	2	840	-	-	-	842
Net loss	-	-	-	-	(73,143)	-	(73,143)
Cumulative translation adjustment	-	-	-	-	-	(2,445)	(2,445)
Balance at December 31, 2017	328,857	329	721,554	-	(788,619)	(597)	(67,333)
Issuance of common stock and warrants for cash in a registered direct offering (net of $0.3 million warrant liability)	4,000	4	696	-	-	-	700
Issuance of common stock in a private offering	100	-	23	-	-	-	23
Issuance of common stock for conversion of Series A convertible preferred stock	100,141	100	18,938	(109)	-	-	18,929
Deemed dividend on conversion of Series A convertible preferred stock to common stock	-	-	(10,892)	-	-	-	(10,892)
Beneficial conversion feature of Series B convertible preferred stock	-	-	2,086	-	-	-	2,086
Deemed dividend related to immediate accretion of beneficial conversion feature of Series B convertible preferred stock	-	-	(2,086)	-	-	-	(2,086)
Issuance of common stock for conversion of Series B convertible preferred stock	32,491	33	19,674	(10)	-	-	19,697
Deemed dividend on conversion of Series B convertible preferred stock to common stock	-	-	(4,787)	-	-	-	(4,787)
Warrants exercised for cash	10,936	11	2,564	-	-	-	2,575
Reclassification of warrant liabilities related to warrants exercised for cash	-	-	2,492	-	-	-	2,492
Conversion of share settled debt into common stock	14,214	14	3,294	-	-	-	3,308
Issuance of common stock and warrants for conversion of debt and accrued interest	32,393	32	8,040	-	-	-	8,072
Reclass between accrued interest and subscription receivable	-	-	-	9	-	-	9
Proceeds from investor to offset subscription receivable	-	-	-	100	-	-	100
Stock-based compensation	100	-	14,145	-	-	-	14,145
Net loss	-	-	-	-	(35,794)	-	(35,794)
Cumulative translation adjustment	-	-	-	-	-	1,597	1,597
Balance at December 31, 2018	523,232	$523	$775,741	$(10)	$(824,413)	$1,000	$(47,159)

See accompanying notes to the consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

`	For the year ended
	December 31,
	2018	2017
Cash Flows from Operating Activities:
Net Loss	$(35,794)	$(73,143)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	1,291	439
Amortization of debt discount	6,706	1,516
Amortization of debt premium	(355)	407
Inducement loss	-	2,297
Change in fair value of derivatives	(18,303)	2,578
Loss from extinguishment of debt	(85)	12,119
Gain on sale of property in the United Kingdom	(3,276)
Non-cash research and development cost related to Cognate settlement		8,395
Stock-based compensation related to warrant modification	141	-
Stock-based compensation for services	14,145	842
Subtotal of non-cash charges	264	28,593
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(304)	(281)
Other non-current assets	(734)	131
Accounts payable and accrued expenses	(436)	501
Related party accounts payable and accrued expenses	4,002	7,704
Exit fee liability related to mortgage loan	(120)	-
Renewal liability related to mortgage loan	(1,464)	-
Net cash used in operating activities	(34,586)	(36,495)
Cash Flows from Investing Activities:
Proceeds from sale of property in the United Kingdom	45,595	-
Refund of leasehold improvement related to UK construction	-	220
Additional cost of leasehold improvement related to UK construction	(193)	-
Purchase of property, plant and equipment	-	(8)
Net cash provided by investing activities	45,402	212
Cash Flows from Financing Activities:
Proceeds from issuance of Series A convertible preferred stock and warrants	527	11,293
Proceeds from issuance of Series B convertible preferred stock and warrants, net	6,594	869
Proceeds from issuance of common stock and warrants in a registered direct offering, net	1,000	8,653
Proceeds from issuance of common stock and warrants in a private offering	23	2,117
Proceeds from private offering (shares payable)	138	-
Proceeds from investor to offset subscription receivable	100	-
Proceeds from exercise of warrants	2,575	2,637
Proceeds from issuance of notes payable, net	8,000	9,564
Proceeds from issuance of notes payable to related party	95	2,805
Proceeds from issuance of convertible notes payable, net	1,700	1,604
Proceeds from issuance of convertible notes payable to related party	5,400	-
Repayment of notes payable	(2,350)	-
Repayment of notes payable to related parties	(823)	(1,994)
Repayment of convertible notes payable	(5,350)	(3,258)
Repayment of mortgage loan	(9,758)	-
Net cash provided by financing activities	7,871	34,290
Effect of exchange rate changes on cash and cash equivalents	3,420	(4,761)
Net increase (decrease) in cash and cash equivalents	22,107	(6,754)

Cash and cash equivalents, beginning of the year	117	6,871
Cash and cash equivalents, end of the year	$22,224	$117

Supplemental disclosure of cash flow information
Interest payments on mortgage loan	$(1,135)	$(1,283)
Interest payments on senior convertible note	$(1,012)	$(485)
Interest payments on notes payable to related party	$(27)	$(47)
Interest payments on notes payable	$(22)	$-

See accompanying notes to the consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended
	December 31,
	2018	2017
Supplemental schedule of non-cash investing and financing activities:
Beneficial conversion feature of Series A convertible preferred stock	$-	$276
Deemed dividends related to immediate accretion of beneficial conversion feature of Series A convertible stock	$-	$276
Issuance of common stock for conversion of Series A convertible preferred stock	$18,929	$680
Deemed dividend on conversion of Series A convertible preferred stock to common stock	$10,892	$624
Beneficial conversion feature of Series B convertible preferred stock	$2,086	$366
Deemed dividend related to immediate accretion of beneficial conversion feature of Series B convertible preferred stock	$2,086	$366
Issuance of common stock for conversion of Series B convertible preferred stock	$19,697	$-
Deemed dividend on conversion of Series B convertible preferred stock to common stock	$4,787	$-
Issuance of Series A convertible preferred stock and warrants in exchange for existing warrants	$-	$1,090
Reclassification of warrant liabilities related to warrants exercised for cash	$2,492	$2,162
Reclassification of warrant liabilities related to cashless warrants exercise	$-	$3,054
Cashless warrants exercise	$-	$7
Conversion of share settled debt into common stock	$3,308	$1,892
Issuance of common stock and warrants for conversion of debt and accrued interest	$6,480	$11,979
Exchange existing short term notes payable and accrued interest to new notes payable	$-	$2,410
Exchange 2014 Senior Convertible Notes and accrued interest for secured convertible note	$-	$5,175
Conversion of certain payables to Cognate BioServices, Inc. to Series A and Series B convertible preferred stock and warrants	$-	$21,963
Forgiveness of certain payables to Cognate BioServices, Inc.	$-	$3,750
Embedded conversion features with issuance of secured convertible notes	$-	$1,826
Warrants and contingently issuable warrants associated with convertible notes payable to related party	$4,217	$-
Issuance of warrants in conjunction with note payable	$67	$139
Conversion of note payable to offset Series A convertible preferred stock subscription receivable	$500	$-
Conversion of interest payable to offset Series A convertible preferred stock subscription receivable	$71	$-
Accrued renewal fee incurred from mortgage loan	$500	$521
Reclass between accrued interest and subscription receivable	$9	$-

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

Cognate BioServices, Inc. (“Cognate BioServices”), a company which was related by common ownership until a management buyout of Cognate occurred on February 6, 2018, provides the Company with mission critical contract manufacturing services, research and development services, distribution and logistics, and related services, in compliance with the Company’s specifications and the applicable regulatory requirements for clinical grade cellular products for North America. Advent BioServices, Ltd (“Advent”) provides such services for the U.K. and Europe. Advent was formerly the U.K. branch of Cognate BioServices. Advent is a related party owned by Toucan Capital Fund III, who also owned Cognate BioServices prior to the management buyout. The Company and Cognate BioServices, and the Company and Advent BioServices, are currently parties to a series of contracts providing for these services as more fully described below. The Company is currently dependent on Cognate BioServices and Advent BioServices to provide the manufacturing services, and any interruption of such services could potentially have a material adverse effect on the Company’s ability to proceed with its clinical trials.

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

2. Financial Condition, Going Concern and Management Plans

The Company has incurred annual net operating losses since its inception. As of December 31, 2018, the Company had an accumulated deficit of $824.4 million and a net loss of $35.8 million and $73.1 million for the years ended December 31, 2018 and 2017, respectively. The Company used approximately $34.6 million of cash in its operating activities for the year ended December 31, 2018. Management believes that the Company has access to capital resources through the sale of equity and debt financing arrangements. Notwithstanding, the Company has not secured any commitments for new financing for this specific purpose at this time.

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

Cash and Cash Equivalents

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage (“FDIC”) of $250,000. At December 31, 2018, the Company had a cash balance on deposit that exceeded the balance insured by the FDIC limit by approximately $22 million. The Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Accordingly, during the years ended December 31, 2018 and 2017, an assessment was undertaken to determine whether the assets of the Company might be impaired. From time to time the Company asks its real estate experts in the U.K. to provide a valuation of its U.K. property. The Company’s estimate of undiscounted cash flows indicated that such carrying amounts were expected to be recovered, and therefore there was no impairment as of December 31, 2018 and 2017. Of course, it is possible that the estimate of undiscounted cash flows could change at some time in the future, resulting in a need at that time to write down such assets to fair value.

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

Warrant Liability

The Company accounts for certain common stock warrants outstanding as a liability at fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s consolidated statements of operations. The fair value of the warrants issued by the Company has been estimated using Monte Carlo simulation and or a Black Scholes model.

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in the Statement of Operations.  If the conversion feature does not require recognition of a bifurcated derivative, the convertible debt instrument is evaluated for consideration of any beneficial conversion feature (“BCF”) requiring separate recognition. When the Company record a BCF, the intrinsic value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument (offset to additional paid-in capital) and amortized to interest expense over the life of the debt.

Sale and Leaseback Transactions

The Company accounts for the sale and leaseback of the UK manufacturing facility in accordance with ASC 840-40. Gains on sale leaseback transactions are recognized at the time of sale if the fair value of the property sold is more than the net book value of the property. Gains on sale and leaseback transactions are deferred and amortized over the remaining lease term. On December 14, 2018, the Company completed the sale and leaseback of the real estate assets associated with U.K. manufacturing facility for proceeds of $45.6 million, net of closing costs. Approximately $4.7 million of the total $8.0 million gain on the sale has been deferred ($3.3 million gain on sale was recognized in December 2018).

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

As previously reported, in December 2018, the Company sold the U.K. property which had involved a possibility of certain environmental liability. Following that sale, the Company no longer has such environmental liability as of December 31, 2018.

Foreign Currency Translation and Transactions

The Company has operations in Germany and the United Kingdom in addition to the U.S. The Company translated its assets and liabilities into U.S. dollars using end of period exchange rates and revenues and expenses are translated into U.S. dollars using weighted average rates. Foreign currency translation adjustments are reported as a separate component of accumulated other comprehensive income (loss) within stockholders’ equity deficit.

The Company converts receivables and payables denominated in other than the Company’s functional currency at the exchange rate as of the balance sheet date. The resulting transaction exchange gains or losses related to intercompany receivable and payables, are included in other income and expense.

Comprehensive Loss

The Company reports comprehensive loss and its components in its consolidated financial statements. Comprehensive loss consists of net loss and foreign currency translation adjustments, affecting stockholders’ equity deficit that, under U.S, GAAP, is excluded from net loss.

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

Accrued Outsourcing Costs

Substantial portions of our preclinical studies and clinical trials are performed by third-party laboratories, medical centers, contract research organizations and other vendors (collectively “CROs”). These CROs generally bill monthly or quarterly for services performed, or bill based upon milestones achieved. For clinical studies, expenses are accrued when services are performed. The Company monitors patient enrollment, the progress of clinical studies and related activities through internal reviews of data that is tracked by the CROs under contractual arrangements, correspondence with the CROs and visits to clinical sites.

Research and Development Costs

Research and development costs are charged to operations as incurred and consist primarily of clinical trial costs, related party manufacturing costs, consulting costs, contract research and development costs, clinical site costs and compensation costs.

Income Taxes

The Company evaluates its tax positions and estimates its current tax exposure along with assessing temporary differences that result from different book to tax treatment of items not currently deductible for tax purposes. These differences result in deferred tax assets and liabilities on the Company’s Consolidated Balance Sheets, which are estimated based upon the difference between the financial statement and tax bases of assets and liabilities using the enacted tax rates that will be in effect when these differences reverse. In general, deferred tax assets represent future tax benefits to be received when certain expenses previously recognized in the Company’s Consolidated Statements of Comprehensive Loss become deductible expenses under applicable income tax laws or loss or credit carryforwards are utilized. Accordingly, realization of the Company’s deferred tax assets is dependent on future taxable income against which these deductions, losses and credits can be utilized.

The Company must assess the likelihood that the Company’s deferred tax assets will be recovered from future taxable income, and to the extent the Company believes that recovery is not more likely than not, the Company must establish a valuation allowance. Management judgment is required in determining the Company’s provision for income taxes, the Company’s deferred tax assets and liabilities and any valuation allowance recorded against the Company’s net deferred tax assets. Excluding foreign operations, the Company recorded a full valuation allowance at each balance sheet date presented because, based on the available evidence, the Company believes it is more likely than not that it will not be able to utilize all of its deferred tax assets in the future. The Company intends to maintain the full valuation allowance until sufficient evidence exists to support the reversal of the valuation allowance.

Stock Based Compensation

The Company expenses stock-based compensation to employees and Board members over the requisite service period based on the estimated grant-date fair value of the awards. Stock-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. For stock-based compensation awards to non-employees, the Company re-measures the fair value of the non-employee awards at each reporting period prior to vesting and finally at the vesting date of the award. Changes in the estimated fair value of these non-employee awards are recognized as compensation expense in the period of change.

The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

Expected Term - The expected term of options represents the period that the Company’s stock-based awards are expected to be outstanding based on the simplified method, which is the half-life from vesting to the end of its contractual term.

Expected Volatility - The Company computes stock price volatility over expected terms based on its historical common stock trading prices.

Risk-Free Interest Rate - The Company bases the risk-free interest rate on the implied yield available on U. S. Treasury zero-coupon issues with an equivalent remaining term.

Expected Dividend - The Company has never declared or paid any cash dividends on its common shares and does not plan to pay cash dividends in the foreseeable future, and, therefore, uses an expected dividend yield of zero in its valuation models.

Effective on January 1, 2017, the Company recognizes forfeitures when they occur. Ultimately, the actual expenses recognized over the vesting period will be for those shares that vested. Prior to making this election, the Company estimated a forfeiture rate for awards at 0%, as the Company did not have a significant history of forfeitures.

Debt Extinguishment

The Company accounts for the income or loss from extinguishment of debt by comparing the difference between the reacquisition price and the net carrying amount of the debt being extinguished and recognizes this as gain or loss when the debt is extinguished. The gain or loss from debt extinguishment is recorded in the consolidated statements of operations under “other income (expense)” as loss from extinguishment of convertible debt.

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

Sequencing

As of October 13, 2016, the Company adopted a sequencing policy whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors and convertible preferred stock.

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

Adoption of Recent Accounting Standards

Revenue from Contracts with Customer

In April 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-10 to clarify the implementation guidance on licensing and the identification of performance obligations consideration included in ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which is also known as ASC 606, was issued in May 2014 and outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. In March 2016, the FASB issued ASU 2016-08 to provide amendments to clarify the implementation guidance on principal versus agent considerations. The Company implemented the standard on the effective date of January 1, 2018 on a modified retrospective basis to contracts which were not completed as of this date. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements as we did not have any unrecognized transaction price, or any remaining performance obligations under the Company’s patient service contracts. Payments from patients are non-refundable, and are not dependent on the Company’s ongoing future performance. Due to potential collectability issues with patients, the Company has adopted a policy of recognizing these payments as revenue when received.

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

Compensation-Stock Compensation

In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The Company adopted ASU 2017-09 as of December 31, 2018. The adoption of this standard did not impact the Company’s consolidated financial statements.

Accounting for Certain Financial Instruments with Down Round Features

In July 2017, the FASB has issued a two-part ASU No. 2017-11, (i). Accounting for Certain Financial Instruments with Down Round Features and (ii) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception which simplifies the accounting for certain financial instruments with down round features, a provision in an equity-linked financial instrument (or embedded feature) that provides a downward adjustment of the current exercise price based on the price of future equity offerings. It is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted. The Company adopted this standard on its consolidated financial statements and disclosures as of January 1, 2019, and given its sequencing policy in effect as of October 13, 2016, the impact of this standard was not material.

Improvements to Non-employee Share-Based Payment Accounting

In June 2018, the FASB issued ASU 2018-07 “Improvements to Nonemployee Share-Based Payment Accounting”, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company adopted this standard on its consolidated financial statements as of January 1, 2019, and the adoption did not have a material impact on its consolidated financial statements.

SEC Disclosure Update and Simplification

In August 2018, the Security Exchange Commission (SEC) adopted the final rule under SEC Release No. 33-10532, “Disclosure Update and Simplification,” amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders’ equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders’ equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule was effective on November 5, 2018. The adoption did not have a material impact on its consolidated financial statements.

Recent Accounting Standards to Be Adopted

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

4. Fair Value Measurements

In accordance with ASC 820 (Fair Value Measurements and Disclosures), the Company uses various inputs to measure the outstanding warrants and certain embedded conversion feature associated with convertible debt on a recurring basis to determine the fair value of the liability. ASC 820 also establishes a hierarchy categorizing inputs into three levels used to measure and disclose fair value. The hierarchy gives the highest priority to quoted prices available in active markets and the lowest priority to unobservable inputs. An explanation of each level in the hierarchy is described below:

Level 1 – Unadjusted quoted prices in active markets for identical instruments that are accessible by the Company on the measurement date

Level 2 – Quoted prices in markets that are not active or inputs which are either directly or indirectly observable

Level 3 – Unobservable inputs for the instrument requiring the development of assumptions by the Company

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2018 and 2017 (in thousands):

	Fair value measured at December 31, 2018
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$29,995	$-	$-	$29,995
Embedded conversion feature	357	-	-	357
Total fair value	$30,352	$-	$-	$30,352

	Fair value measured at December 31, 2017
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$40,171	$-	$-	$40,171
Embedded conversion feature	2,608	-	-	2,608
Share-settled debt (in default)	3,308	-	-	3,308
Total fair value	$46,087	$-	$-	$46,087

There were no transfers between Level 1, 2 or 3 during the years ended December 31, 2018 and 2017.

The following table presents changes in Level 3 liabilities measured at fair value for the years ended December 31, 2018 and 2017. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

		Embedded	Share-settled
	Warrant	Conversion	Debt
	Liability	Feature	(in Default)	Total
Balance – January 1, 2017	$4,862	$-	$5,200	$10,062
Warrants granted related to:
Public and private offering	19,623	-	-	19,623
Debt conversion	7,543	-	-	7,543
Issuance of debt	139	-	-	139
Cognate accounts payable settlement	11,204	-	-	11,204
Modification of warrant liabilities	3,048	-	-	3,048
	41,557	-	-	41,557
Issuance of convertible notes	-	4,262	-	4,262
Extinguishment of embedded derivative liabilities related to debt conversion	-	(5,264)	-	(5,264)
Extinguishment of warrant liabilities related to warrants exercised for cash	(2,162)	-	-	(2,162)
Extinguishment of warrant liabilities related to cashless warrants exercise	(3,054)	-	-	(3,054)
Conversion of share-settled debt	-	-	(1,892)	(1,892)
Change in fair value	(1,032)	3,610	-	2,578
Balance – December 31, 2017	40,171	2,608	3,308	46,087
Warrants granted	10,066	-	-	10,066
Bifurcated embedded derivative liability	-	351		351
Extinguishment of warrant liabilities related to warrants exercised for cash	(2,492)	-	-	(2,492)
Conversion of share-settled debt	-	-	(3,308)	(3,308)
Extinguishment of derivative liabilities related to repayment of debt	-	(2,049)	-	(2,049)
Change in fair value	(17,750)	(553)		(18,303)
Balance – December 31, 2018	$29,995	$357	$-	$30,352

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities and embedded conversion feature that are categorized within Level 3 of the fair value hierarchy as of December 31, 2018 and 2017 is as follows:

	As of December 31, 2018		As of December 31, 2017
	Warrant	Embedded	Warrant	Embedded
	Liability	Conversion Feature	Liability	Conversion Feature
Strike price	$0.29	$0.44	$0.31	$0.50
Contractual term (years)	2.2	1.5	2.6	2.5
Volatility (annual)	85%	85%	110%	102%
Risk-free rate	3%	3%	2%	2%
Dividend yield (per share)	0%	0%	0%	0%

5.  Stock-based Compensation

Stock Options

The following table summarizes stock option activity for the Company’s option plans during the years ended December 31, 2018 and 2017 (amount in thousands, except per share number):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value
Outstanding as of January 1, 2017	1,551	$10.56	1.9	$-
Granted	11,343	0.25	4.5	-
Forfeited/expired	(238)	9.90	-	-
Outstanding as of December 31, 2017	12,656	1.32	4.1	-
Granted	100,090	0.23	9.3	-
Forfeited/expired	(12,587)	1.27	-	-
Outstanding as of December 31, 2018	100,159	$0.24	9.3	$-
Options vested and exercisable	81,972	$0.24	9.3	$-

2018 Grants

During the year ended December 31, 2018, the Company issued options to certain directors, officers and consultants (collectively, the “Options”).

The Options are subject to vesting requirements. 50% of the Options were vested on the grant date, and the remaining 50% of the Options are vesting monthly over a period of 24 months following the Board approvals of the Options, subject to acceleration upon the occurrence of certain achievement milestones. A performance milestone was achieved and the Company accelerated vesting on 25% of these outstanding Options.

On November 18, 2018, the disinterested members of the Company’s Board of Directors (the “Board”) approved an increase of the equity compensation option pool to reflect increases in the numbers of issued and outstanding shares since the prior equity awards were made. This incremental increase added approximately 3.1 million options to the pool. The incremental options are being issued in individual awards which are in the process of being implemented in individual agreements, including with respect to certain conditions such as vesting over 4 years, subject to potential acceleration events, and, in the case of the independent directors, shareholder approval of the awards. The exercise price of the options will be $0.25, in accordance with the prior trading day’s closing price, and the exercise period will be 10 years.

2017 Grants

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

Dr. Bosch received Options exercisable for approximately 7.9 million Shares and Dr. Boynton received Options exercisable for approximately 3.4 million Shares. The Options are exercisable at a price of $0.25 per share, and have a 5-year exercise period. The exercise period of the Options was extended to 10 years during Q1 2018. The Options granted to Dr. Bosch and Dr. Boynton are subject to vesting requirements. 50% of the Options were vested on the grant date, and 50% are vesting over a 24-month period in equal monthly installments, provided that the recipient continues to be employed by the Company. The unvested portions of the Options are subject to accelerated vesting upon (i) a change of effective control of the Company, (ii) the filing of the first Biologics License Application or other application for product approval in any jurisdiction, (iii) completion of any randomized clinical trial that meets its endpoint(s) (Phase II or Phase III), (iv) decision by the Board, in its discretion or (v) the death of the recipient.

Modification of Stock Options

As noted above, in January 2018, the Board approved extension of the exercise period for options that were granted to Dr. Alton Boyton and Dr. Marnix Bosch on June 13, 2017, from 5 years to 10 years to conform to the exercise period of other employee options. The Company accounted for the modification as a Type I (probable-to-probable) modification and the incremental cost was approximately $0.3 million.

The following assumptions were used to compute the fair value of stock options granted during the years ended December 31, 2018 and 2017:

	For the years ended
	December 31,
	2018	2017
Exercise price	$0.23	$0.25
Expected term (years)	5.2	2.8
Expected stock price volatility	96%	96%
Risk-free rate of interest	3%	2%

The following table summarizes stock-based compensation expense related to stock options for the years ended December 31, 2018 and 2017 (in thousands):

	For the years ended
	December 31,
	2018	2017
Research and development	$1,743	$568
General and administrative	12,367	-
Total stock-based compensation expense	$14,110	$568

The weighted average grant date fair value was approximately $16.3 million. As of December 31, 2018, there was approximately $1.6 million of total unrecognized compensation expense related to both employee and non-employee non-vested share-based compensation arrangements granted under the plans for employee stock options. That cost is expected to be recognized over a weighted average period of 1.7 years.

6. Sale and Leaseback Transactions in the U.K.

On December 14, 2018, the Company completed the transactions, involving the Company’s U.K. property: the sale of most of the property for approximately $47.2 million in gross proceeds, the retention of the Company’s ownership of 17 acres of the property, and the lease-back of the 87,000 square foot manufacturing facility which the Company has been developing on the property, together with adjacent areas, for 20 years with a renewal option for another 20 years on favorable terms.

Total gain from the sale was approximately $8.0 million, of which the Company recognized approximately $3.3 million upfront gain on the closing date in December 2018, and approximately $4.7 million of the gain has been deferred.

The Company recorded the following amounts on December 14, 2018, resulting in a gain of $3.3 million on the sale of the U.K. property calculated as the difference between the consideration amount for the assets and the net carrying amount of the assets and liabilities extinguished. The following sets forth the calculation of the gain on sale as of the closing (in thousands):

Cash consideration received, net of fees	$45,595
Extinguishment of environmental liability	6,200
Land and buildings – carrying value	(45,168)
Accumulated depreciation costs written off	1,397
Deferred profit on sale-leaseback transaction	(4,748)
Gain from sale of property in the United Kingdom	$3,276

7. Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31, 2018 and 2017 (in thousands):

	December 31,	December 31,	Estimated
	2018	2017	Useful Life
Leasehold improvements	$81	$81	Lesser of lease term or estimated useful life
Office furniture and equipment	25	25	3 years
Computer equipment and software	599	622	3 years
	705	728
Less: accumulated depreciation	(683)	(559)
Total property, plant and equipment, net	$22	$169

Land in the United Kingdom	$86	$29,003	NA
Buildings in the United Kingdom	-	18,601	15 years
Less: accumulated depreciation	-	(285)
Total facilities in the United Kingdom, net	$86	$47,319

Depreciation expense was approximately $1.3 million and $0.4 million for the years ended December 31, 2018 and 2017, respectively.

8. Notes Payable

The following two tables summarize outstanding debt as of December 31, 2018 and 2017, respectively (amount in thousands):

		Stated				Fair Value of
		Interest	Conversion		Remaining	Embedded	Carrying
	Maturity Date	Rate	Price	Face Value	Debt Discount	Conversion Option	Value
Short term convertible notes payable
6% unsecured (1)	Due	6%	$3.09	$135	$-	$-	$135
10% unsecured (2)	10/18/2019	10%	$0.22	500	(43)	-	457
18% unsecured (3)	In Default	18%	$0.21	914	-	357	1,271
				1,549	(43)	357	1,863
Short term convertible notes payable - related party
10% unsecured (4)	On Demand	10%	$0.23	5,400	-	-	5,400

Short term notes payable
8% unsecured (5)	6/20/2019 and 12/12/2019	8%	N/A	3,840	(383)	-	3,457
10% unsecured (9)	Various	10%	N/A	3,658	(400)		3,258
12% unsecured (10)	Various	12%	N/A	440	-	-	440
				7,938	(783)	-	7,155
Short term notes payable - related parties
10% unsecured - Related Parties (12)	On Demand	10%	N/A	324	-	-	324
12% unsecured - Related Parties (12)	On Demand	12%	N/A	69	-	-	69
				393	-	-	393
Long term notes payable
8% unsecured (16)	2/13/2020	8%	N/A	1,155	(119)	-	1,036
5% unsecured (17)	1/13/2020	10%	N/A	1,000	(50)	-	950
				2,155	(169)	-	1,986

Ending balance as of December 31, 2018				$17,435	$(995)	$357	$16,797

		Stated			Remaining	Fair Value of
		Interest	Conversion		Debt (Discount)/	Embedded	Carrying
	Maturity Date	Rate	Price	Face Value	Premium	Conversion Option	Value
Short term convertible notes payable
6% unsecured (1)	Due	6%	$3.09	$135	$-	$-	$135

Short term notes payable
8% unsecured (6)	9/3/2018 and 12/5/2018	8%	N/A	2,007	355	-	2,362
8% unsecured (7)	6/30/2018	8%	N/A	1,655	(103)	-	1,552
10% unsecured (8)	On Demand	10%	N/A	650	-	-	650
12% unsecured (10)	On Demand	12%	N/A	440	(82)	-	358
8% unsecured (11)	On Demand	8%	N/A	2,200	-	-	2,200
				6,952	170	-	7,122
Short term notes payable - related parties
10% unsecured - Related Parties (12)	On Demand	10%	N/A	1,071	-	-	1,071
12% unsecured - Related Parties (12)	On Demand	12%	N/A	50	-	-	50
				1,121	-	-	1,121

Share-settled debt, at fair value (13)	In Default	18%	$0.24	3,308	-	-	3,308

Short term mortgage loan (14)	8/16/2018 & 11/16/18	12%	N/A	11,629	(403)	-	11,226

Long term convertible notes payable
12% secured convertible notes (15)	06/21/20	12%	$0.50	5,350	(1,948)	2,608	6,010

Long term notes payable
8% unsecured (5)	06/20/19	8%	N/A	2,880	(373)	-	2,507

Ending balance as of December 31, 2017				$31,375	$(2,554)	$2,608	$31,429

(1)	This $135,000 note as of December 31, 2018 and December 31, 2017 consists of two separate 6% notes in the amounts of $110,000 and $25,000. In regard to the $110,000 note, the Company has made ongoing attempts to locate the creditor to repay or convert this note, but has been unable to locate the creditor to date. In regard to the $25,000 note, the holder has elected to convert these notes into equity, the Company has delivered the applicable conversion documents to the holder, and the Company is waiting for the holder to execute and return the documents.

(2)	On October 18, 2018, the Company entered into an Unsecured Convertible Promissory Note Agreement Plus Warrant (the “Note”) with an individual investor (the “Holder”) for an aggregate principal amount of $500,000. The Note bore interest at a rate of 10% per annum and is convertible at a conversion price of $0.22 per share of common stock. The Note is due and payable on October 18, 2019. Upon issuance of the Note, the Holder received a 2-year warrant to purchase 714,286 common shares of the Company at an exercise price of $0.35 per share (the “Warrants”). The fair value of the Warrants on the issuance date was approximately $57,000 using the Black-Scholes Model, which was recorded as a discount with a corresponding credit to warrant liabilities.

(3)	On May 1, 2018, the Company entered into a Convertible Secured Full Recourse Redeemable Note Agreement (the “Secured Note”) of $1.4 million with an existing investor, who is currently holding certain share-settled debt of the Company. The Secured Note included an original issue discount of $0.1 million and $50,000 legal cost that was reimbursable to the investor. The Secured Note was due on August 25, 2018 and is currently in default. The Secured Note currently bears a default interest rate at 18%.

Due to the events of default, the holder is entitled to convert all or any amount of the outstanding principal amount and interest into shares of the common stock of the Company without restrictive legend of any nature. The conversion price is equal to 90% of the average of the 5 lowest daily VWAP of the Company’s common stock during the 15 consecutive trading days immediately preceding the conversion date. The Company recorded $351,000 interest expenses related to embedded derivative liabilities as of the maturity date of the Secured Note and revalued at $357,000 as of December 31, 2018.

The Company recognized interest expense of approximately $189,000 resulting from amortization of debt discount for the Secured Note.

The accrued interest associated with the Secured Note was approximately $111,000 as of December 31, 2018.

(4)	Between February 2018 and April 2018, the Company’s Chief Executive Officer, Linda Powers, loaned the Company aggregate funding of $5.4 million, and the Company entered into convertible note agreements for this amount (the “Convertible Notes”). The Convertible Notes bear interest rate at 10% per annum, and are repayable upon 15 days’ notice from the holder (and in any event no later than five years from the date of the Convertible Notes).

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

The Company issued 23.5 million Class D-2 Warrants with an exercise price of $0.30, including 11.7 million contingently issuable warrants, which will be issued upon Mrs. Powers conversion of the Convertible Notes. The fair value of the warrants was approximately $4.2 million, which was recorded as debt discount at the issuance date.

The Company recorded $4.2 million interest expense as amortization on the debt discount immediately due to the term of the Convertible Notes, which are on demand.

The accrued unpaid interest associated with the Convertible Notes was approximately $451,000 as of December 31, 2018.

(5)	This $3.8 million note as of December 31, 2018 consists of two separate 8% notes in the amounts of $1.2 million and $2.6 million.

During the year ended December 31, 2018, the Company converted approximately $1.9 million principal and $0.3 million accrued interest into approximately 13.1 million shares of common stock at fair value of $3.1 million. The Company recorded an approximate $0.9 million debt extinguishment loss from this conversion.

(6)	This $2.0 million note as of December 31, 2017 consists of two separate 8% notes in the amounts of $1.1 million and $0.9 million. Both notes were fully converted to the Company’s common shares as of December 31, 2018.

During the year ended December 31, 2018, the Company converted approximately $2.0 million principal and $75,000 accrued interest into approximately 10.4 million shares of common stock at fair value of $2.5 million. The Company recorded an approximate $0.4 million debt extinguishment loss from this conversion.

During the year ended December 31, 2017, the Company converted approximately $0.4 million principal and $15,000 accrued interest into approximately 3.0 million shares of common stock at fair value of $0.6 million. The Company recorded an approximate $0.2 million debt extinguishment loss from this conversion.

(7)

On December 30, 2016, the Company entered into a note purchase agreement (the “Note”) with an individual investor for an aggregate principal amount of $3.3 million. The Note bore interest at 8% per annum with 18 months term. The Note carries an original issue discount of $300,000 and $10,000 legal cost that was reimbursable to the investor.

During the year ended December 31, 2018, the Company entered into multiple exchange agreement with the Note holder to convert approximately $1.7 million principal and $33,000 accrued interest into approximately 6.8 million shares of common stock at fair value of $1.8 million. The Company recorded approximately $0.1 million debt extinguishment loss from this conversion

During the year ended December 31, 2017, the Company entered into multiple exchange agreement with the Note holder to convert approximately $1.7 million principal and $0.2 million accrued interest into approximately 13.1 million shares of common stock at fair value of $2.7 million. The Company recorded approximately $0.8 million debt extinguishment loss from this conversion

(8)

In 2017, the Company entered two promissory note agreements (the “Notes”) with certain investors for an aggregate principal amount of $650,000. The Notes bore interest at 10% per annum, and were payable upon demand.

During the year ended December 31, 2018, the Company agreed to take the proceeds from the $500,000 note and $12,000 accrued interest to offset certain Series A convertible preferred stock subscription receivable.

During the year ended December 31, 2018, the Company made $150,000 principal payment and $22,000 interest payment.

F-23

(9)

Between October 1, 2018 and November 7, 2018, the Company entered into multiple one-year promissory notes (the “Notes”) with multiple holders (the “Holders”) for an aggregate principal amount of $3.7 million. The notes included approximately $0.2 million OID. The Notes bore interest at 10% per annum.

Upon issuance of the Notes, each of the Holders also received a 2-year warrant (the “Warrants”) to purchase 5.8 million common shares at an exercise price of $0.35 per share. The fair value of the Warrants on the issuance date was approximately $0.5 million using the Black-Scholes Model, which was recorded as a discount with a corresponding credit to warrant liabilities.

During the year ended December 31, 2018, the Company recognized interest expense of approximately $0.3 million resulting from amortization of debt discount for the Notes. The remaining debt discount as of December 31, 2018 was approximately $0.4 million.

The accrued interest associated with the Note was approximately $64,000 as of December 31, 2018.

(10)

During the year ended December 31, 2017, the Company entered two promissory note agreements (the “Notes”) with the same investor for an aggregate principal amount of $440,000. The Notes bore interest at 12% per annum, and is payable upon demand. The Company also issued approximately 1.2 million warrants with a weighted average strike price of $0.19 in conjunction the Note. The fair value of the Warrants on the issuance date was approximately $139,000 using the Black-Scholes Model, which was recorded as a discount with a corresponding credit to warrant liabilities.

During the year ended December 31, 2018 and 2017, the Company recognized interest expense of approximately $82,000 and $57,000 resulting from amortization of debt discount for the Notes, respectively.

(11)	On December 29, 2017, the Company entered into a promissory note agreement (the “Note”) with a third party for principal amount of $2.2 million. The Note bore interest at 8% per annum, and is payable upon demand. The Note was fully repaid in January 2018.

(12)	Related Party Notes

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

During the year ended December 31, 2018, the Company made an aggregate principal payment of $0.4 million on the Goldman Notes.

The outstanding principal amount for the Goldman Notes was approximately $69,000 and $0.4 million as of December 31, 2018 and December 31, 2017, respectively.

There was approximately $73,000 accrued interest associated with the Goldman Notes which remained unpaid and due as of December 31, 2018.

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

During the year ended December 31, 2018, the Company made an aggregate principal payment of approximately $0.4 million on the Toucan Notes. In addition, the Company also made a partial interest payment of $18,000.

All principal was repaid as of December 31, 2018. There was approximately $46,000 remaining of unpaid interest as of December 31, 2018.

Board of Directors Notes

In 2017, Jerry Jasinowski, Robert Farmer and Cofer Black, members of the Company’s Board of Directors, loaned the Company an aggregate amount of $300,000 pursuant to multiple Demand Promissory Notes (the “Notes”). The Notes bear interest at 10% per annum, and are payable upon demand, with 7 days’ prior written notice to the Company.

On November 28, 2018, the Company made a partial payment of $40,000 to the Note held by Mr. Farmer.

The outstanding principal amount and accrued interest for the Notes as of December 31, 2018 were approximately $260,000 and $51,000, respectively.

The Notes were fully paid back in January 2019.

Advent BioServices Note

On September 26, 2018, Advent BioServices, a related party which was formerly part of Cognate BioServices and was spun off separately as part of an institutional financing of Cognate, provided a short-term loan to the Company in the amount of $65,000. The loan bears interest at 10% per annum, and is payable upon demand, with 7 days’ prior written notice to the Company.

(13)	During the year ended December 31, 2018 and 2017, the holder of the Company’s share-settled debt converted approximately $3.3 million and $1.9 million of outstanding share-settled debt, respectively.

The Holder has also forgiven the outstanding interest of approximately $1.4 million, which was recorded as gain from debt extinguishment during the year ended December 31, 2018.

(14)

Upon the closing of sale of property in U.K. on December 14, 2018 (see Note 6), the two mortgage loans held by the Company were fully paid back as of December 31, 2018. The Company’s senior convertible notes secured by the mortgage loans were also paid back on December 14, 2018 (see note (15) below). The Company recorded debt extinguishment loss of approximately $0.4 million resulting from written off remaining unamortized deferred financing cost.

The table below summarizes details the break down for the senior mortgage payment on December 14, 2018 (amount in thousands):

Principal	$9,758
Exit fee liability	120
Renewal fee	1,464
Other expenses	39
Total mortgage payment	$11,381

(15)

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

On December 14, 2018, upon the closing of sale of U.K. property (see note 6), the Company made full repayment on the Notes including outstanding interest of approximately $1.0 million. Additionally, the embedded conversion feature associated with the Notes, which had been revalued as of December 14, 2018 to approximately $2.0 million (see note 4), and the remaining unamortized debt discount were written off. The Company recorded approximately $0.7 million debt extinguishment gain.

The tables below summarize the detail for the Notes payment on December 14, 2018 (amount in thousands):

Principal amount	$5,350
Accrued interest	1,012
Total cash payment	$6,362

Remaining unamortized debt discount	$(1,374)
Embedded derivative liability	2,049
Gain on debt extinguishment	$675

(16)

On August 13, 2018, the Company entered into a note purchase agreement (the “Note”) with an individual investor for an aggregate principal amount of $1,155,000. The Note bears interest at 8% per annum with a 2-year term. The Note carries an aggregated original issue discount of $150,000 and $5,000 for legal costs that were reimbursable to the investor.

During the year ended December 31, 2018, no repayments have been made on the Note. The remaining debt discount and accrued interest associated with the Note as of December 31, 2018 was $119,000 and $36,000, respectively

(17)	On August 13, 2018, the Company entered into an 18 month Note with an institutional investor at a 5% annual interest rate for $1.0 million with principal and interest payable on the maturity date of January 13, 2020. Upon issuance of the Note, the investor received a 2-year, 50% warrant containing 833,333 exercise shares (the “Warrants”) at an exercise price of $0.60 per share. The Warrants had fair value of approximately $67,000 on the grant date, which was recorded as debt discount. The Note also includes a prepayment provision.

The following table summarizes total interest expenses related to senior convertible notes, share-settled debt, other notes and mortgage loans for the years ended December 31, 2018 and 2017, respectively (in thousands):

	For the years ended
	December 31,
	2018	2017
Interest expenses related to 2014 Senior convertible notes:
Contractual interest	$-	$424
Amortization of debt issuance costs	-	175
Total interest expenses related to senior convertible notes	-	599
Interest expenses related to other notes:
Contractual interest	2,265	1,924
Amortization on debt premium	(355)	407
Amortization of debt discount	6,210	846
Total interest expenses related to other notes	8,120	3,177
Interest expenses related to mortgage loan:
Contractual interest	1,174	1,263
Amortization of debt issuance costs	496	495
Total interest expenses on the mortgage loan	1,670	1,758
Interest expenses related to Series A convertible preferred stock	68	-
Other interest expenses	13	11
Total interest expense	$9,871	$5,545

9. Net Loss per Share Applicable to Common Stockholders

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

The following securities were not included in the diluted net loss per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the years ended
	December 31,
	2018	2017
Series A convertible preferred stock	-	97,200
Series B convertible preferred stock	-	55,819
Common stock options	100,159	12,656
Common stock warrants - equity treatment	-	30,838
Common stock warrants - liability treatment	360,414	289,568
Contingently issuable warrants	11,739	-
Share-settled debt and accrued interest, at fair value	-	18,211
Convertible notes and accrued interest	32,954	15,735
Potentially dilutive securities	505,266	520,027

10. Related Party Transactions

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

As of December 31, 2018, no shut-down or suspension fees were triggered.

In addition, while our DCVax programs are ongoing, the Company is required to pay certain fees for dedicated production suites or capacity reserved exclusively for DCVax production, and pay for a certain minimum number of patients, whether or not we fully utilize the dedicated capacity and number of patients.

Settlements of 2016 and 2017 Obligations to Cognate;

On December 31, 2017, the Company and Cognate entered into settlement agreements with Cognate BioServices, Inc. (the “Cognate Settlement Agreement”) for unpaid invoices and obligations for 2016 and 2017 (the “Cognate Obligations”) and for temporary reduction in the contractual amounts owed for 2017.

The Company and Cognate negotiated an overall settlement for amounts owed to Cognate for 2016 and 2017, to reduce the amounts otherwise due under the contracts and at the conclusion the remaining accounts payable to Cognate BioServices, Inc. was approximately $4.5 million. According to the Cognate Settlement Agreement, approximately $22.0 million of the Cognate Obligations were satisfied through the issuance or obligation to issue to Cognate 2.9 million shares of Series A Convertible Preferred Stock and 5.2 million shares of Series B Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock and Series B Convertible Preferred Stock are convertible into 10 shares of Common Stock. The Company also issued Cognate 29.4 million shares of Class D-1 Warrants with exercise price of $0.22 per share and 52 million shares of Class D-2 Warrants with exercise price of $0.30 per share.

The following table shows a summary of the Cognate Settlement Agreement (amount in thousands):

Unpaid invoices for 2016 and 2017	$(21,963)
Fair value of Series A Convertible Preferred Stock	6,919
Fair value of Series B Convertible Preferred Stock	12,235
Fair value of Class D-1 and Class D-2 warrants	11,204
Additional research and development cost recorded from Cognate settlement	$8,395

Advent BioServices Agreement

On May 14, 2018, the Company entered into a DCVax®-L Manufacturing and Services Agreement with Advent BioServices, a related party which was formerly part of Cognate BioServices and was spun off separately as part of an institutional financing of Cognate. The Advent Agreement provides for manufacturing of DCVax-L products for the European region. The Advent Agreement provides for a program initiation payment of approximately $1.0 million (£0.7 million), in connection with technology transfer and operations transfer to the U.K. from Germany, development of new Standard Operating Procedures (SOPs), training of new personnel, selection of new suppliers and auditing for GMP compliance, and other preparatory activities. Such initiation payment was fully paid by the Company as of December 31, 2018. The Advent Agreement provides for certain payments for achievement of milestones and, as is the case under the existing agreements with Cognate BioServices, the Company is required to pay certain fees for dedicated production capacity reserved exclusively for DCVax production, and pay for a certain minimum number of patients, whether or not the Company fully utilizes the dedicated capacity and number of patients. Either party may terminate the Advent Agreement at any time for any reason on twelve months’ notice. The notice period is designed to enable an effective transition and minimize or avoid interruption of product supply. During the twelve-month period, the Company will continue to pay the minimum fees and the applicable fees for any DCVax products beyond the minimums, and Advent will continue to produce the DCVax products.

Cognate & Advent Expenses and Accounts Payable

The following table summarizes expenses incurred to related parties (i.e., amounts invoiced) during the year ended December 31, 2018 and 2017 (amount in thousands) (some of which remain unpaid as noted in the second table below):

	For the years ended
	December 31,
	2018	2017
Cognate BioServices, Inc. (no longer related party since Q2 2018)	$873	$12,082
Cognate BioServices GmbH	66	1,330
Cognate Israel	168	1,008
Advent BioServices	6,258	1,807
Research and development cost from Cognate settlement	-	8,395
Total	$7,365	$24,622

The following table summarizes outstanding unpaid accounts payable held by related parties as of December 31, 2018 and 2017 (amount in thousands). These unpaid amounts include part of the expenses reported in the table above and also certain expenses incurred in prior periods. The unpaid amounts to Cognate BioServices, Inc. also include certain amounts that the Company disputes and that are under discussion with Cognate.

	December 31, 2018	December 31, 2017
Cognate BioServices, Inc. (no longer related party in Q2 2018)*	$9,472	$4,520
Cognate BioServices GmbH	4	279
Cognate Israel	-	239
Advent BioServices	3,967	165
Total	$13,443	$5,203

*	Including certain disputed amounts that the Company is in the process of discussing with Cognate.

Forgiveness of Certain Payables to Cognate BioServices, Inc.

In the second quarter of fiscal 2017 Cognate released from the Company the obligation under the 2016 Letter agreement to reimburse them $3.75 million of accounts receivable. This was recorded as a contribution to capital in the statement of stockholders’ deficit.

Other Related Parties Loans

Linda F. Powers - Demand Loans

Between February 2018 and April 2018, the Company’s Chief Executive Officer, Linda Powers, loaned the Company aggregate funding of $5.4 million, and the Company entered into convertible note agreements for these amounts (the “Convertible Notes”). The Convertible Notes bear interest at a rate of 10% per annum, and are repayable upon 15 days’ notice from the holder (and in any event no later than five years from the date of the Convertible Notes).

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

The Company issued 23.5 million Class D-2 Warrants with an exercise price of $0.30, including 11.7 million contingently issuable warrants, which will be issued upon Mrs. Powers’ conversion of her Convertible Notes. The fair value of the warrants was approximately $4.2 million, which was recorded as debt discount at the issuance date.

The Company recorded $4.2 million of interest expenses as amortization on the debt discount immediately due to the terms of the Convertible Notes, which are on demand.

On November 11, 2018, the Company and Ms. Powers agreed to extend the notes to a maturity of one year following the respective funding dates. In consideration of the continuing forbearance, the Company will issue warrants representing 50% of the repayment amounts of the Notes. The warrants will have exercise price at $0.35 per share, and have an exercise period of 2 years. However, the Company has not finalized the terms of the warrant agreement.

The accrued unpaid interest associated with the Convertible Notes was approximately $451,000 as of December 31, 2018.

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

During the year ended December 31, 2017, the Company made an aggregate principal payment of $1.2 million to settle some of Mr. Goldman’s outstanding demand notes, and an aggregate interest payment of $47,000 associated with these demand notes. Such payment included repayment of $0.3 million outstanding debt incurred during the year ended December 31, 2016.

During the year ended December 31, 2018, the Company made an aggregate principal payment of $0.4 million to the Goldman Notes.

The outstanding principal amount for the Goldman Notes was approximately $69,000 and $0.4 million as of December 31, 2018 and 2017, respectively.

There was approximately $73,000 accrued unpaid interest associated with the Goldman Notes as of December 31, 2018.

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

During the year ended December 31, 2018, the Company made an aggregate principal payment of approximately $0.4 million to the Toucan Notes. In addition, the Company also made a partial interest payment of $18,000.

All principal was repaid as of December 31, 2018. There was approximately $46,000 of remaining unpaid interest as of December 31, 2018.

Board of Directors - Demand Loans

In April, 2017, Jerry Jasinowski, Robert Farmer and Cofer Black, members of the Company’s Board of Directors, loaned the Company an aggregate amount of $0.3 million pursuant to multiple Demand Promissory Notes (the “Notes”). The Notes bear interest at 10% per annum, and are payable upon demand, with 7 days’ prior written notice to the Company.

On November 28, 2018, the Company made a payment of $40,000 to the Note held by Mr. Farmer.

There was approximately $51,000 accrued interest associated with the Notes as of December 31, 2018.

Advent BioServices Note

On September 26, 2018, Advent BioServices, a related party which was formerly part of Cognate BioServices and was spun off separately as part of an institutional financing of Cognate, and which is owned by Toucan Capital Fund III, provided a short-term loan to the Company in the amount of $65,000. The loan bears interest at 10% per annum, and is payable upon demand, with 7 days’ prior written notice to the Company.

This Note remains outstanding and unpaid. The amount owed to Advent under this Note at December 31, 2018 was $65,000 based on the current exchange rate.

11. Temporary Equity

Series A Convertible Preferred Stock

The following table summarizes the Company’s Series A Convertible Preferred Stock activities for the year ended December 31, 2018 and 2017 (amount in thousands):

	Series A Convertible Preferred Stock
	Shares	Amount
Balances as of January 1, 2017	-	$-
Issuance of Series A convertible preferred stock and warrants for cash (net of $11.0 million warrant liability and $0.7 million subscription receivable)	7,058	276
Beneficial conversion feature of Series A convertible preferred stock	-	(276)
Deemed dividends related to immediate accretion of beneficial conversion feature of Series A convertible preferred stock	-	276
Issuance of common stock for conversion of Series A convertible preferred stock	(400)	(680)
Deemed dividends on conversion of Series A convertible preferred stock to common stock	-	624
Issuance of Series A convertible preferred stock and warrants in exchange for existing warrants	121	300
Conversion of certain payables to Cognate BioServices, Inc. to Series A convertible preferred stock and warrants	2,941	6,919
Balance as of December 31, 2017	9,720	7,439
Issuance of Series A convertible preferred stock and warrants for cash (net of $0.5 million warrant liability)	294	27
Conversion of note payable to offset Series A convertible preferred stock subscription receivable	-	500
Conversion of interest payable to offset Series A convertible preferred stock subscription receivable	-	71
Issuance of common stock for conversion of Series A convertible preferred stock	(10,014)	(18,929)
Deemed dividends on conversion of Series A convertible preferred stock to common stock	-	10,892
Balance as of December 31, 2018	-	$-

The Company determined that the Series A Shares contain contingent liquidation provisions allowing liquidation by the holder upon certain defined events (“deemed liquidation events”). As the event that may trigger the liquidation of the Series A Shares is not solely within the Company’s control, the Series A Shares are classified as mezzanine equity (temporary equity) in the Company’s consolidated balance sheets.

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

2017 Activities

On December 8, 2017, the Company entered into Subscription Agreements (the “Series A Subscription Agreements”) with certain investors (the “Series A Investors”). Pursuant to the Series A Subscription Agreements, the Company issued to the Series A Investors an aggregate of 7.1 million shares of the Company’s Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Shares”), at a purchase price of $1.70 per share, and 2 year Class D-1 Common Stock Purchase Warrants (the “Class D-1 Warrants”) to purchase up to 70.6 million shares of common stock at an exercise price of $0.22 per share. The Company received $11.3 million cash, which was net of $0.7 million receivable from the Series A Investors.

The Series A Shares are convertible into common stock, but only when common stock is available or after 6 months following issuance. When sufficient shares of common stock are available for issuance upon conversion, each Series A Shares will be convertible at the option of the holder, at any time, into a total of 10 shares of common stock, par value $0.001 per share, for a total of 70.6 million shares of common stock (the equivalent of a conversion price of $0.17 per share of common stock).

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

2018 Activities

During the year ended December 31, 2018, the Company issued 294,118 shares of the Series A Convertible Preferred Stock, par value $0.001 per share (the “Series A Shares”), at a purchase price of $1.70 per share, and 2-year Class D-1 Common Stock Purchase Warrants (the “Class D-1 Warrants”) to purchase up to 2.9 million shares of common stock at an exercise price of $0.22 per share. The Company received $0.5 million cash.

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

Pursuant to this Mandatory Conversion during the year ended December 31, 2018, approximately 10.0 million shares of Series A Shares were converted into 100.0 million shares of common stock in accordance with their terms. The Company recognized approximately $10.9 million of deemed dividends upon such conversion.

During the year ended December 31, 2018, one of the Series A Shareholders converted his $500,000 note and $71,000 accrued interest with the Company to offset his current subscription due amount to the Company.

Series B Convertible Preferred Stock

The following table summarizes the Company’s Series B Convertible Preferred Stock activities for the year ended December 31, 2018 and 2017 (amount in thousands):

	Series B Convertible Preferred Stock
	Shares	Amount
Balances as of January 1, 2017	-	$-
Issuance of Series B convertible preferred stock and warrants for cash (net of $0.5 million warrant liability and $7,000 subscription receivable)	381	366
Beneficial conversion feature of Series B convertible preferred stock	-	(366)
Deemed dividends related to immediate accretion of beneficial conversion feature of Series B convertible preferred stock	-	366
Conversion of certain payables to Cognate BioServices, Inc. to Series B convertible preferred stock and warrants	5,201	12,235
Balance as of December 31, 2017	5,582	12,601
Issuance of Series B convertible preferred stock and warrants for cash (net of $4.3 million warrant liability and $10,000 subscription receivable)	2,868	2,309
Beneficial conversion feature of Series B convertible preferred stock	-	(2,086)
Deemed dividends related to immediate accretion of beneficial conversion feature of Series B convertible preferred stock	-	2,086
Issuance of common stock for conversion of Series B convertible preferred stock	(8,450)	(19,697)
Deemed dividends on conversion of Series B convertible preferred stock to common stock	-	4,787
Balance as of December 31, 2018	-	$-

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

2017 Activities

On December 29, 2017, the Company entered into Subscription Agreements (the “Series B Subscription Agreements”) with certain unaffiliated investors (the “Series B Investors”).  Pursuant to the Series B Subscription Agreements, the Company issued to the Series B Investors an aggregate of 381,000 shares of the Company’s Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Shares”), at a purchase price of $2.30 per share, and 2 year Class D-2 Common Stock Purchase Warrants (the “Class D-2 Warrants”) to purchase up to 3.8 million shares of common stock at an exercise price of $0.30 per share. The Company received approximately $869,000 cash, which was net of $7,000 receivable from the Series B Investors.

The Series B Preferred Stock is convertible into common stock, but only when common stock is available or after 6 months following issuance. When sufficient shares of common stock are available for issuance upon conversion, each share of Series B Preferred Stock will be convertible at the option of the holder, at any time, into a total of 10 shares of common stock, par value $0.001 per share, for a total of 3.8 million shares of common stock (the equivalent of a conversion price of $0.23 per share of common stock). The Class D-2 Warrants are not currently exercisable and will become exercisable only when shares of common stock are available for issuance upon exercise.

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

2018 Activities

During the year ended December 31, 2018, the Company issued 2.9 million shares of the Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Shares”), at a purchase price of $2.30 per share, and 2-year Class D-2 Common Stock Purchase Warrants (the “Class D-2 Warrants”) to purchase up to 28.7 million shares of common stock at an exercise price of $0.30 per share. The Company received $6.6 million cash.

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

Pursuant to this Mandatory Conversion, during the year ended December 31, 2018, approximately 8.5 million shares of Series B Shares were converted into 85 million shares of common stock based on original term. The Company recognized approximately $4.8 million of deemed dividends upon such conversion.

12. Stockholders’ Deficit

2018 Activities

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

Equity Financing

On June 22, 2018, the Company entered into agreements with institutional investors for a registered direct offering with proceeds of $1.0 million. The Company issued 4 million shares of common stock at a purchase price of $0.25 per share. Additionally, the investors received 2-year Class D-3 warrants to purchase up to 2 million shares of common stock with an exercise price of $0.30 per share.

Debt Conversion

During the year ended December 31, 2018, the Company converted approximately $6.1 million principal and $0.4 million accrued interest into approximately 32.4 million shares of common stock at fair value of $8.1 million. The Company recorded an approximate $1.6 million debt extinguishment loss from the conversion.

Warrants Exercised for Cash

During the year ended December 31, 2018, the Company issued approximately 10.9 million shares of common stock from the exercise of warrants with an exercise price from $0.22 to $0.26 for aggregate proceeds of $2.6 million.

Share-settled Debt

During the year ended December 31, 2018, the Company issued 14.2 million shares of common stock to the holder of the Company’s share-settled debt as advance payment for future debt conversion. There was no share-settled debt outstanding as of December 31, 2018.

2017 Activities

Equity Financing

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

Warrants Exercised for Cash

During the three months ended March 31, 2017, the Company issued an aggregate of 3.1 million shares of common stock from the exercise of warrants that were issued in March 2017 for total proceeds of $31,000. All of these 3.1 million shares of common stock were related to extinguishment of warrant liabilities. The fair value of the warrant liabilities was $713,000 on the date of exercise, which were recorded as a component of additional paid-in-capital.

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

During the three months ended December31, 2017, the Company issued an aggregate of 231,000 shares of common stock from the exercise of warrants that were issued in March 2017 for total proceeds of $60,000. All of these 231,000 shares of common stock were related to extinguishment of warrant liabilities. The fair value of the warrant liabilities was approximately $45,000 on the date of exercise, which were recorded as a component of additional paid-in-capital.

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

Share-settled Debt

During the year ended December 31, 2017, the Company issued 11.5 million shares of common stock to convert approximately $1.9 million share-settled debt.

There was approximately $3.3 million outstanding balance as of December 31, 2017.

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

Stock Purchase Warrants

The following is a summary of warrant activity for the years ended December 31, 2018 and 2017 (dollars in thousands, except per share data):

	Number of	Weighted Average	Remaining
	Warrants	Exercise Price	Contractual Term
Outstanding as of January 1, 2017	58,278	$1.78	3.86
Warrants granted	362,240	0.36
Warrants exercised for cash	(24,558)	0.11
Cashless warrants exercise	(16,071)	0.20
Warrants expired and cancellation	(59,483)	1.40
Outstanding as of December 31, 2017	320,406	0.50	2.62
Warrants granted	75,669	0.48
Warrants exercised for cash	(10,936)	0.23
Warrants expired and cancellation	(12,986)	1.33
Outstanding as of December 31, 2018	372,153	$0.29	1.97

13. Variable Interest Entities

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

Advent

On May 14, 2018, the Company entered into a DCVax-L Manufacturing and Services Agreement with Advent BioServices, a related party which was formerly part of Cognate and was spun off separately as part of an institutional financing of Cognate. The Advent Agreement provides for manufacturing of DCVax-L products for the European region. See Note 9 for more detail. As of December 31, 2018, the Company did not have the power over the most significant activities (control of operating decisions) and therefore did not meet the “power” criteria of the primary beneficiary.

The maximum exposure to loss is limited to the notional amounts of the implicit variable interest in Advent, if any.  Under the Advent Agreement, either party may terminate at any time upon twelve months’ notice, providing a transition period for technology transfer.  Accordingly, the maximum exposure to loss, if any, is $6 million as of December 31, 2018, which is the minimum twelve-monthly payments the Company must pay to terminate their relationship with Advent.

14. Commitments and Contingencies

Operating Lease

Office Lease

On July 31, 2012, the Company entered into a non-cancelable operating lease for 7,097 square feet of office space in Bethesda, Maryland, which expired on March 31, 2018. On March 30, 2018, the Company entered a renewal agreement to extend the lease until March 31, 2019. Rent expense for the year ended December 31, 2018 and 2017 were $0.3 million and $0.3 million, respectively. On March 4, 2019, the Company entered 2nd Amendment to Office Lease to extend the lease for another 2 years beginning on April 1, 2019.

On October 28, 2013, the Company entered into a non-cancelable operating lease for 4,251 square feet of office space in Germany, which expired in December 2017. The lease contains an option with 3 years extension, and a 6 month in advance notice is required. On November 15, 2017, the Company entered a renewal agreement to extend the lease until December 31, 2018. On November 26, 2018, the Company entered another renewal agreement to extend the lease until December 31, 2019.

On December 30, 2017, the Company assumed Cognate Bioservices, GmbH lease agreement and entered a settlement with its lessor. The Company paid lessor approximately $479,000 in 6 installments during the year ended December 31, 2018.

On March 26, 2016, the Company entered into a non-cancelable operating lease for 505 square feet of office space in London, which expired in March, 2017. On December 19, 2016, the Company entered a renewal agreement to extend the office lease for an additional 1 year until March, 2018. The U.K. office lease was ended on March 12, 2018 and no further renewal agreement was entered. On September 3, 2018, the Company entered into another operating lease agreement for office space in London which commenced on November 1, 2018 with term of 6 months. Rent expense in the U.K. for the year ended December 31, 2018 and 2017 was approximately $61,000 and $151,000, respectively.

Manufacturing Services Agreements

The Company has manufacturing services agreements with Cognate BioServices in the US, and with Advent BioServices in the U.K.

Advent BioServices

On May 14, 2018, the Company entered into a DCVax®-L Manufacturing and Services Agreement (“MSA”) with Advent BioServices, a related party which was formerly part of Cognate BioServices and was spun off separately as part of an institutional financing of Cognate. The Advent Agreement provides for manufacturing of DCVax-L products for the European region. The Agreement is structured in the same manner as the Company’s existing Agreements with Cognate BioServices. The Advent Agreement provides for a program initiation payment of approximately $1.0 million, in connection with technology transfer and operations to the U.K. from Germany, development of new Standard Operating Procedures (SOPs), training of new personnel, selection of new suppliers and auditing for GMP compliance, and other preparatory activities. Such initiation payment was fully paid by the Company as of December 31, 2018. The Advent Agreement provides for certain payments for achievement of milestones and, as is the case under the existing agreement with Cognate BioServices, the Company is required to pay certain fees for dedicated production capacity reserved exclusively for DCVax production, and pay for manufacturing of DCVax-L products for a certain minimum number of patients, whether or not the Company fully utilizes the dedicated capacity and number of patients. Either party may terminate the MSA on twelve months’ notice, to allow for transition arrangements by both parties.

U.K. Facility

On October 10, 2017, the Company entered into an agreement to lease to Commodities Centre, a commodity storage and distribution firm domiciled in the U.K., an existing approximately 275,000 square foot warehouse building on the Company’s property in Sawston, U.K. The term of the lease will be five years, with the potential for the tenant to discontinue at three years and five months. The tenant will undertake at least $1.1 million of repairs and improvements to the building in return for five and a half months of free rent (which began upon execution of the lease and ended on March 24, 2018). Thereafter, the tenant will pay rent at an annualized rate of approximately $1.0 million for the first year, and thereafter rent at an annualized rate of approximately $1.4 million for each year or partial year for the rest of the lease term, plus VAT. The tenant will also pay a proportional share of the common costs and the insurance costs for the overall site. The tenant will pay for its own utilities and other costs for use of the warehouse.

On December 14, 2018, upon closing of the sale for most of the property in the U.K., including the warehouse building (see note 6), the Company ended the lease agreement as mentioned above. However, the Company retained lease-back of the approximately 87,000 square foot manufacturing facility for 20 years with a renewal option for another 20 years on favorable terms. The annual rent is approximately $0.6 million. Additionally, the Company will pay a certain service charge for approximately $45,000 per year for the first 3 years, and approximately $55,000 per year for the next 7 years, and approximately $110,000 per year for the remaining 10 years.

The Company’s future minimum lease payments are as follows as of December 31, 2018 (in thousands):

	Office Leases				U.K.
	U.S.	Germany	U.K.	U.K MSA (1)	Vision Centre	Total
2019	$325	$16	$18	$4,814	$681	$5,854
2020	332	-	-	4,814	681	5,827
2021	84	-	-	4,814	681	5,579
2022	-	-	-	4,814	691	5,505
2023	-	-	-	-	691	691
Thereafter	-	-	-	-	10,920	10,920
Total	$741	$16	$18	$19,256	$14,345	$34,376

(1)	Including lease payments under a lease where Advent is the lessee in 2019. Although the Company is not a party to this lease, Advent is charging the Company its share of the cost of this lease on a monthly basis and therefore the Company is including the minimum lease payments in the above table. The Company included approximately $19.3 million of anticipated payments to Advent BioServices over the remaining years for manufacturing facilities under the Manufacturing Services Agreement with Advent

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

15. Income Taxes

No provision was made for U.S. taxes on undistributed foreign earning as such earnings are considered to be permanently reinvested. It is not practicable to determine the amount of additional tax, if any that might be payable on those earnings if repatriated.

The tax effects of temporary differences and tax loss and credit carry forwards that give rise to significant portions of deferred tax assets and liabilities at December 31, 2018 and 2017 are comprised of the following (in thousands):

	As of December 31, 2018	As of December 31, 2017

Deferred tax asset
Net operating loss carryforward	$170,087	$153,415
Research and development credit carry forwards	16,377	15,426
Stock based compensation and other	14,216	9,814
Total deferred tax assets	200,680	178,655
Valuation Allowance	(200,680)	(178,655)
Deferred tax asset, net of allowance	$-	$-

The Company has identified the United States, Maryland, Germany and United Kingdom as significant tax jurisdictions.

At December 31, 2018, the Company had Federal and State net operating loss carry forwards for income tax purposes of approximately $599.3 million and unused research and development tax credits of approximately $16.4 million available to offset future taxable income and income taxes, respectively, expiring in 2018 through 2037. The Company has foreign net operating loss carry forwards of $30.5 million in various jurisdictions. The Company has not performed a detailed analysis to determine whether an ownership change under Section 382 of the IRC has occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change. Any limitation may result in expiration of a portion of the NOL or research and development credit carryforwards before utilization. The Company’s tax years are still open under statute from 2015 to present, although net operating loss carryovers from prior tax years are subject to examination and adjustments to the extent utilized in future years.

During 2018 the Company reevaluated the pricing/deductibility of stock options granted and the value of warrants issued, resulting in the decrease in the potential future tax deduction from those instruments.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. In case the deferred tax assets will not be realized in future periods, the Company has provided a valuation allowance for the full amount of the deferred tax assets at December 31, 2018 and 2017.

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

(dollars in thousands)

	As of December 31, 2018	As of December 31, 2017
Statutory federal income tax rate	21.0%	34.0%
State taxes, net of federal tax benefit	9.1%	4.0%
Tax rate differential on foreign income	-0.4%	-0.4%
Derivative gain or loss	10.7%	-1.2%
Cancellation of shares	0.0%	0.2%
Cancellation of warrants	0.0%	-0.2%
Other permanent items and true ups	0.5%	-8.6%
R&D Credit	2.7%	0.7%
Change in rate	17.9%	-107.0%
Change in valuation allowance	-61.5%	78.5%
Income tax provision (benefit)	0.0%	0.0%

	As of December 31, 2018	As of December 31, 2017
Federal
Current	$-	$-
Deferred	(10,688)	59,454
State
Current	-	-
Deferred	(9,469)	(2,911)
Foreign
Current
Deferred	(1,868)	924
Change in valuation allowance	22,025	(57,467)
Income tax provision (benefit)	$-	$-

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As of December 31, 2018, and 2017, there were no uncertain tax positions. The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest during the year ended December 31, 2018. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

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

As of December 31, 2018, the Company completed its accounting for the tax effects of enactment of the Tax Act. The Tax Act did not have a material impact on the financial statements since the Company’s deferred temporary differences in the United States are fully offset by a valuation allowance and the Company does not have any significant off shore earnings from which to record the mandatory transition tax.

16. Subsequent Events

Between January 2019 and March 2019, the Company converted debt of approximately $2.0 million principal and $125,000 accrued interest into approximately 10.9 million shares of common stock at fair value of $2.8 million. The Company recorded an approximate $0.9 million debt extinguishment loss from the conversion.

In March 2019, the Company issued 3.0 million shares of common stock from warrants exercised for cash. The Company received $688,000 cash.

