Form 10-Q
period 2019-03-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2019-05-10
CIK 1072379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NWBO	OTCQB

As of May 9, 2019, the total number of shares of common stock, par value $0.001 per share, outstanding was 544,469,782.

NORTHWEST BIOTHERAPEUTICS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(Unaudited)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$16,288	$22,224
Prepaid expenses and other current assets	2,293	1,574
Total current assets	18,581	23,798

Non-current assets:
Property, plant and equipment, net	277	108
Right-of-use asset, net	4,864	-
Other assets	748	761
Total non-current assets	5,889	869

TOTAL ASSETS	$24,470	$24,667

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$15,316	$15,506
Accounts payable and accrued expenses to related parties and affiliates	2,729	4,588
Convertible notes, net	852	1,863
Convertible notes to related party	5,400	5,400
Notes payable, net	7,729	7,155
Notes payable to related party	65	393
Shares payable	138	138
Warrant liability	41,717	29,995
Lease liabilities	270	-
Deferred profit on sale-leaseback transaction	-	4,802
Total current liabilities	74,216	69,840

Non-current liabilities:
Note payable, net of current portion, net	4,001	1,986
Lease liabilities, net of current portion	4,749	-
Total non-current liabilities	8,750	1,986

Total liabilities	82,966	71,826

COMMITMENTS AND CONTINGENCIES

Stockholders' deficit:
Preferred stock ($0.001 par value); 100,000,000 shares authorized as of March 31, 2019 and December 31, 2018, respectively	-	-
Common stock ($0.001 par value); 1,200,000,000 shares authorized; 537.1 million and 523.2 million shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	537	523
Additional paid-in capital	780,478	775,741
Stock subscription receivable	(10)	(10)
Accumulated deficit	(840,557)	(824,413)
Accumulated other comprehensive loss	1,056	1,000
Total stockholders' deficit	(58,496)	(47,159)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$24,470	$24,667

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(Unaudited)

	For the three months ended
	March 31,
	2019	2018
Revenues:
Research and other	$339	$132
Total revenues	339	132
Operating costs and expenses:
Research and development	3,004	4,733
General and administrative	3,562	3,005
Legal expenses	1,539	1,210
Total operating costs and expenses	8,105	8,948
Loss from operations	(7,766)	(8,816)
Other income (expense):
Change in fair value of derivative liabilities	(12,021)	(11,451)
Net (loss) gain from extinguishment of debt	(788)	215
Interest expense	(756)	(3,324)
Foreign currency transaction gain	385	1,831
Total other expenses	(13,180)	(12,729)
Net loss	$(20,946)	$(21,545)
Other comprehensive income (loss)
Foreign currency translation adjustment	56	(870)
Total comprehensive loss	$(20,890)	$(22,415)
Deemed dividend on convertible preferred stock	-	(10,056)
Net loss applicable to common stockholders	$(20,946)	$(31,601)

Net loss per share applicable to common stockholders - basic and diluted	$(0.04)	$(0.09)
Weighted average shares used in computing basic and diluted loss per share	529,133	356,162

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(Unaudited)

	Common Stock		Additional Paid-in	Subscription	Accumulated	Cumulative Translation	Total Stockholders'
	Shares	Par value	Capital	Receivable	Deficit	Adjustment	Deficit
Balance at January 1, 2019	523,232	523	775,741	(10)	(824,413)	1,000	(47,159)
Warrants exercised for cash	2,986	3	685	-	-	-	688
Reclassification of warrant liabilities related to warrants exercised for cash	-	-	509	-	-	-	509
Issuance of common stock and warrants for conversion of debt and accrued interest	10,873	11	2,990	-	-	-	3,001
Stock-based compensation	-	-	553	-	-	-	553
Cumulative effect of adopting new accounting standard	-	-	-	-	4,802	-	4,802
Net loss	-	-	-	-	(20,946)	-	(20,946)
Cumulative translation adjustment	-	-	-	-	-	56	56
Balance at March 31, 2019	537,091	$537	$780,478	$(10)	$(840,557)	$1,056	$(58,496)

	Common Stock		Additional Paid-in	Subscription	Accumulated	Cumulative Translation	Total Stockholders'
	Shares	Par value	Capital	Receivable	Deficit	Adjustment	Deficit
Balance at January 1, 2018	328,857	$329	$721,554	$-	$(788,619)	$(597)	$(67,333)
Issuance of common stock for conversion of Series A convertible preferred stock	65,278	65	11,355	(109)	-	-	11,311
Deemed dividend on conversion of Series A convertible preferred stock to common stock	-	-	(9,491)	-	-	-	(9,491)
Beneficial conversion feature of Series B convertible preferred stock	-	-	388	-	-	-	388
Deemed dividend related to immediate accretion of beneficial conversion feature of Series B convertible preferred stock	-	-	(388)	-	-	-	(388)
Issuance of common stock for conversion of Series B convertible preferred stock	4,323	4	990	-	-	-	994
Deemed dividend on conversion of Series B convertible preferred stock to common stock	-	-	(177)	-	-	-	(177)
Warrants exercised for cash	6,796	7	1,604	-	-	-	1,611
Reclassification of warrant liabilities related to warrants exercised for cash	-	-	1,747	-	-	-	1,747
Conversion of share settled debt into common stock	4,300	5	1,069	-	-	-	1,074
Issuance of common stock and warrants for conversion of debt and accrued interest	5,011	5	1,547	-	-	-	1,552
Stock-based compensation	100	-	304	-	-	-	304
Net loss	-	-	-	-	(21,545)	-	(21,545)
Cumulative translation adjustment	-	-	-	-	-	(870)	(870)
Balance at March 31, 2018	414,665	$415	$730,502	$(109)	$(810,164)	$(1,467)	$(80,823)

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

`	For the three months ended
	March 31,
	2019	2018
Cash Flows from Operating Activities:
Net Loss	$(20,946)	$(21,545)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	2	365
Amortization of debt discount	296	2,627
Amortization of debt premium	-	(151)
Change in fair value of derivatives	12,021	11,451
Loss (gain) from extinguishment of debt	788	(215)
Amortization of operating lease right-of-use asset	26	-
Stock-based compensation related to warrants modification	-	141
Stock-based compensation for services	553	304
Subtotal of non-cash charges	13,686	14,522
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(705)	362
Other non-current assets	9	(62)
Accounts payable and accrued expenses	(65)	(628)
Related party accounts payable and accrued expenses	(1,859)	2,564
Lease liabilities	129	-
Net cash used in operating activities	(9,751)	(4,787)
Cash Flows from Investing Activities:
Purchase of equipment	(164)	-
Net cash used in investing activities	(164)	-
Cash Flows from Financing Activities:
Proceeds from issuance of Series A convertible preferred stock and warrants	-	500
Proceeds from issuance of Series B convertible preferred stock and warrants, net	-	2,671
Proceeds from exercise of warrants	688	1,611
Proceeds from issuance of notes payable, net	4,000	-
Proceeds from issuance of notes payable to related party	-	30
Proceeds from issuance of convertible notes payable to related party	-	4,400
Repayment of notes payable	(420)	(2,200)
Repayment of notes payable to related parties	(329)	(250)
Net cash provided by financing activities	3,939	6,762
Effect of exchange rate changes on cash and cash equivalents	40	(1,894)
Net (decrease) increase in cash and cash equivalents	(5,936)	81

Cash and cash equivalents, beginning of the period	22,224	117
Cash and cash equivalents, end of the period	$16,288	$198

Supplemental disclosure of cash flow information
Interest payments on mortgage loan	$-	$(326)
Interest payments on notes payable	$(43)	$-
Interest payments on notes payable to related party	$(131)	$(9)

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the three months ended
	March 31,
	2019	2018
Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock for conversion of Series A convertible preferred stock	$-	$11,311
Deemed dividend on conversion of Series A convertible preferred stock to common stock	$-	$9,491
Beneficial conversion feature of Series B convertible preferred stock	$-	$388
Deemed dividend related to immediate accretion of beneficial conversion feature of Series B convertible preferred stock	$-	$388
Issuance of common stock for conversion of Series B convertible preferred stock	$-	$994
Deemed dividend on conversion of Series B convertible preferred stock to common stock	$-	$177
Reclassification of warrant liabilities related to warrants exercised for cash	$509	$1,747
Conversion of share settled debt into common stock	$-	$1,074
Issuance of common stock and warrants for conversion of debt and accrued interest	$2,213	$1,767
Warrants issued associated with convertible notes payable to related party	$-	$2,217

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

The Company currently relies upon contract manufacturers for production of its DCVax products, research and development services, distribution and logistics, and related services, in compliance with the Company’s specifications and the applicable regulatory requirements. The companies are Cognate BioServices in the U.S. and Advent BioServices (a related party) in the U.K. Both of these companies specialize in the production of living cell products. Although there are many contract manufacturers for small molecule drugs and for biologics, there are only a few contract manufacturers in the U.S. and in Europe that specialize in producing living cell products. The manufacturing of such products is highly specialized and entirely different than production of biologics: the physical facilities and equipment are different, the types of personnel and skill sets are different, and the processes are different. The regulatory requirements relating to manufacturing and cellular products are especially challenging and are one of the most frequent reasons for the development of a company’s cellular products to be put on clinical hold (i.e., stopped by regulatory authorities).

In addition, the Company’s programs require dedicated capacity in these specialized manufacturing facilities. The Company’s products are fully personalized and not made in standardized batches: the Company’s products are made on demand, patient by patient, on an as needed basis.

2. Financial Condition, Going Concern and Management Plans

The Company has incurred annual net operating losses since its inception. The Company had a net loss of $20.9 million for the three months ended March 31, 2019. The Company used approximately $9.8 million of cash in its operating activities for the three months ended March 31, 2019.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of March 31, 2019, condensed consolidated statements of operations for the three months ended March 31, 2019 and 2018, condensed consolidated statements of comprehensive loss for the three months ended March 31, 2019 and 2018, condensed consolidated statement of stockholders’ deficit for the three months ended March 31, 2019 and 2018, and the condensed consolidated statements of cash flows for the three months ended March 31, 2019 and 2018 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months ended March 31, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019 or for any future interim period. The condensed consolidated balance sheet at December 31, 2018 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2018 and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on April 2, 2019.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

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

Significant Accounting Policies

Leases

Effective January 1, 2019, the Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the condensed consolidated balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the right of use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.

In calculating the right of use asset and lease liability, the Company elects to combine lease and non-lease components. The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election and instead recognizes rent expense on a straight-line basis over the lease term.

The Company continues to account for leases in the prior period financial statements under ASC Topic 840.

Other than above, there have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2018 Annual Report.

Adoption of Recent Accounting Standards

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by, among other provisions, recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. For public companies, ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. In transition, entities may also elect a package of practical expedients that must be applied in its entirety to all leases commencing before the adoption date, unless the lease is modified, and permits entities to not reassess (a) the existence of a lease, (b) lease classification or (c) determination of initial direct costs, as of the adoption date, which effectively allows entities to carryforward accounting conclusions under previous U.S. GAAP. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities an optional transition method to apply the guidance under Topic 842 as of the adoption date, rather than as of the earliest period presented. The Company adopted Topic 842 on January 1, 2019, using the optional transition method to apply the new guidance as of January 1, 2019, rather than as of the earliest period presented, and elected the package of practical expedients described above. Based on the analysis, on January 1, 2019, the Company recorded right of use assets and lease liabilities of approximately $4.3 million, which represented operating lease entered prior to January 1, 2019. Additionally, the Company recorded an adjustment to opening accumulated deficit of $4.8 million related to the derecognition of deferred profit related to the U.K facility sales leaseback transaction.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

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

Level 1 - Unadjusted quoted prices in active markets for identical instruments that are accessible by the Company on the measurement date

Level 2 - Quoted prices in markets that are not active or inputs which are either directly or indirectly observable

Level 3 - Unobservable inputs for the instrument requiring the development of assumptions by the Company

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of March 31, 2019 and December 31, 2018 (in thousands):

	Fair value measured at March 31, 2019
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	March 31, 2019	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$41,717	$-	$-	$41,717
Embedded conversion feature	147	-	-	147
Total fair value	$41,864	$-	$-	$41,864

	Fair value measured at December 31, 2018
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$29,995	$-	$-	$29,995
Embedded conversion feature	357	-	-	357
Total fair value	$30,352	$-	$-	$30,352

There were no transfers between Level 1, 2 or 3 during the three-month period ended March 31, 2019.

The following table presents changes in Level 3 liabilities measured at fair value for the three-month period ended March 31, 2019. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

		Embedded
	Warrant	Conversion
	Liability	Feature	Total
Balance – January 1, 2019	$29,995	$357	$30,352
Extinguishment of warrant liabilities related to warrants exercised for cash	(509)	-	(509)
Change in fair value	12,231	(210)	12,021
Balance – March 31, 2019	$41,717	$147	$41,864

NORTHWEST BIOTHERAPEUTICS, INC. NOTES TO CONDENSED CONSOLIDATED STATEMENTS

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities and embedded conversion feature that are categorized within Level 3 of the fair value hierarchy as of March 31, 2019 and December 31, 2018 is as follows:

	As of March 31, 2019		As of December 31, 2018
	Warrant	Embedded	Warrant	Embedded
	Liability	Conversion Feature	Liability	Conversion Feature
Strike price	$0.29	$0.27	$0.29	$0.44
Contractual term (years)	1.7	0.3	2.2	1.5
Volatility (annual)	85%	62%	85%	85%
Risk-free rate	2%	2%	3%	3%
Dividend yield (per share)	0%	0%	0%	0%

5. Stock-based Compensation

The Company didn’t incur any new stock option activities for the three months ended March 31, 2019.

The following table summarizes stock-based compensation expense related to stock options for the three months ended March 31, 2019 and 2018 (in thousands):

	For the three months ended
	March 31,
	2019	2018
Research and development	$104	$270
General and administrative (1)	449	-
Total stock-based compensation expense	$553	$270

(1)	The general and administrative expense during the three months ended March 31, 2019 is related to applicable vesting portion of stock options awards made in the past to directors and employees.

The total unrecognized compensation cost was approximately $0.9 million as of March 31, 2019, and will be recognized over the next 1.5 years.

NORTHWEST BIOTHERAPEUTICS, INC. NOTES TO CONDENSED CONSOLIDATED STATEMENTS

6. Property & Equipment

Property and equipment consist of the following at March 31, 2019 and December 31, 2018 (in thousands):

	March 31,	December 31,	Estimated
	2019	2018	Useful Life
Leasehold improvements	$81	$81	Lesser of lease term or estimated useful life
Office furniture and equipment	25	25	3 years
Computer equipment and software	763	599	3 years
Land in the United Kingdom	89	86	NA
	958	791
Less: accumulated depreciation	(681)	(683)
Total property, plant and equipment, net	$277	$108

Depreciation expense was approximately $2,000 and $365,000 for the three months ended March 31, 2019 and 2018.

7. Leases

The Company adopted ASC Topic 842 - Leases as of January 1, 2019, using the transition method per ASU No. 2018-11 issued on July 2018 wherein entities were allowed to initially apply the new leases standard at adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Accordingly, all periods prior to January 1, 2019 were presented in accordance with the previous ASC Topic 840, Leases, and no retrospective adjustments were made to the comparative periods presented. Adoption of ASC 842 resulted in an increase to total assets and liabilities due to the recording of operating lease right-of-use assets ("ROU") and operating lease liabilities of approximately $4.3 million, as of January 1, 2019.  On March 4, 2019, the Company recognized additional $0.6 million ROU and lease liabilities to its amended office lease in the U.S. The adoption did not materially impact the Company’s Condensed Consolidated Statements of Earnings or Cash Flows.

The Company has operating leases for corporate offices in the U.S. and manufacturing facility in the U.K. Leases with an initial term of 12 months or less are not recorded in the balance sheet. The Company has elected the practical expedient to account for each separate lease component of a contract and its associated non-lease components as a single lease component, thus causing all fixed payments to be capitalized. The Company also elected the package of practical expedients permitted within the new standard, which among other things, allows the Company to carry forward historical lease classification. The renewal options have not been included in the calculation of the lease liabilities and ROU as the Company is not reasonably certain to exercise the options. Variable lease payment amounts that cannot be determined at the commencement of the lease such as increases in lease payments based on changes in index rates or usage, are not included in the ROU assets or liabilities. These are expensed as incurred and recorded as variable lease expense.

At March 31, 2019, the Company had operating lease liabilities of approximately $5.0 million for both the 20-year lease of the building for the manufacturing facility in Sawston, U.K., and the current office lease in the U.S. and ROU of approximately $4.9 million for the Sawston lease and US office lease, which were included in the condensed consolidated balance sheet.

NORTHWEST BIOTHERAPEUTICS, INC. NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The following summarizes quantitative information about the Company’s operating leases:

	For the Three Months Ended
	March 31, 2019
	U.K	U.S	Total
Lease cost
Operating lease cost	$155	$-	$155
Short-term lease cost	14	81	95
Variable lease cost	-	2	2
Total	$169	$83	$252

Other information
Operating cash flows from operating leases	$-	$-	$-
Right of use assets exchanged for new operating lease liabilities	$4,306	$584	$4,890
Weighted-average remaining lease term – operating leases	10.7	1.4
Weighted-average discount rate – operating leases	12%	12%

Maturities of our operating leases, excluding short-term leases, are as follows:

	U.K	U.S	Total
Nine months ended December 31, 2019	$-	$244	$244
Year ended December 31, 2020	651	332	983
Year ended December 31, 2021	651	84	735
Year ended December 31, 2022	651	-	651
Year ended December 31, 2023	651	-	651
Year ended December 31, 2024	651	-	651
Thereafter	9,116	-	9,116
Total	12,371	660	13,031
Less present value discount	(7,936)	(76)	(8,012)
Operating lease liabilities included in the Condensed Consolidated Balance Sheet at March 31, 2019	$4,435	$584	$5,019

NORTHWEST BIOTHERAPEUTICS, INC. NOTES TO CONDENSED CONSOLIDATED STATEMENTS

8. Outstanding Debt

The following two tables summarize outstanding debt as of March 31, 2019 and December 31, 2018, respectively (amount in thousands):

		Stated				Fair Value of
		Interest	Conversion		Remaining	Embedded	Carrying
	Maturity Date	Rate	Price	Face Value	Debt Discount	Conversion Option	Value
Short term convertible notes payable
6% unsecured (1)	Due	6%	$3.09	$135	$-	$-	$135
10% unsecured (2)	10/18/2019	10%	$0.22	500	(30)	-	470
18% unsecured (3)	In Default	18%	$0.26	100	-	147	247
				735	(30)	147	852
Short term convertible notes payable - related party
10% unsecured (4)	On Demand	10%	$0.23	1,000	-	-	1,000
18% unsecured (4)	In Default	18%	$0.23	4,400	-	-	4,400
				5,400	-	-	5,400

Short term notes payable
8% unsecured (5)	Various	8%	N/A	3,699	(348)	-	3,351
10% unsecured (6)	Various	10%	N/A	4,238	(300)		3,938
12% unsecured (7)	On Demand	12%	N/A	440	-	-	440
				8,377	(648)	-	7,729
Short term notes payable - related parties
10% unsecured - Related Parties (8)	On Demand	10%	N/A	65	-	-	65
				65	-	-	65
Long term notes payable
10% unsecured (9)	1/29/2021	8%	N/A	4,405	(404)	-	4,001
				4,405	(404)	-	4,001

Ending balance as of March 31, 2019				$18,982	$(1,082)	$147	$18,047

		Stated				Fair Value of
		Interest	Conversion		Remaining	Embedded	Carrying
	Maturity Date	Rate	Price	Face Value	Debt Discount	Conversion Option	Value
Short term convertible notes payable
6% unsecured (1)	Due	6%	$3.09	$135	$-	$-	$135
10% unsecured (2)	10/18/2019	10%	$0.22	500	(43)	-	457
18% unsecured (3)	In Default	18%	$0.21	914	-	357	1,271
				1,549	(43)	357	1,863
Short term convertible notes payable - related party
10% unsecured (4)	On Demand	10%	$0.23	5,400	-	-	5,400

Short term notes payable
8% unsecured (5)	6/20/2019 and 12/12/2019	8%	N/A	3,840	(383)	-	3,457
10% unsecured (6)	Various	10%	N/A	3,658	(400)		3,258
12% unsecured (7)	On Demand	12%	N/A	440	-	-	440
				7,938	(783)	-	7,155
Short term notes payable - related parties
10% unsecured - Related Parties (8)	On Demand	10%	N/A	324	-	-	324
12% unsecured - Related Parties (8)	On Demand	12%	N/A	69	-	-	69
				393	-	-	393
Long term notes payable
8% unsecured (5)	2/13/2020	8%	N/A	1,155	(119)	-	1,036
5% unsecured (6)	1/13/2020	10%	N/A	1,000	(50)	-	950
				2,155	(169)	-	1,986

Ending balance as of December 31, 2018				$17,435	$(995)	$357	$16,797

NORTHWEST BIOTHERAPEUTICS, INC. NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(1)	This $135,000 note as of March 31, 2019 and December 31, 2018 consists of two separate 6% notes in the amounts of $110,000 and $25,000. In regard to the $110,000 note, the Company has made ongoing attempts to locate the creditor to repay or convert this note, but has been unable to locate the creditor to date. In regard to the $25,000 note, the holder has elected to convert these notes into equity, the Company has delivered the applicable conversion documents to the holder, and the Company is waiting for the holder to execute and return the documents.

(2)	On October 18, 2018, the Company entered into an Unsecured Convertible Promissory Note Agreement Plus Warrant (the “Note”) with an individual investor (the “Holder”) for an aggregate principal amount of $500,000. No payment was made during the three months ended March 31, 2019.

The Company recognized interest expense of approximately $13,000 resulting from amortization of debt discount for the Note. The accrued interest associated with the Note was approximately $22,000 as of March 31, 2019.

(3)	On May 1, 2018, the Company entered into a Convertible Secured Full Recourse Redeemable Note Agreement (the “Redeemable Note”) of $1.4 million with an existing investor. The Redeemable Note is currently in default with an 18% annual interest rate.

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

During the three months ended March 31, 2019, the Company converted approximately $0.8 million principal into approximately 4.0 million shares of common stock at fair value of $1.1 million. The Company recorded an approximate $0.3 million debt extinguishment loss from this conversion.

The accrued interest associated with the Redeemable Note was approximately $129,000 as of March 31, 2019.

(4)	Between February 2018 and April 2018, the Company’s Chief Executive Officer, Linda Powers, loaned the Company aggregate funding of $5.4 million, and the Company entered into convertible Note agreements for this amount (the “Convertible Notes”). The Notes were 15-day demand notes, intended as temporary bridge loans. However, they remained unpaid and outstanding throughout the year.

On November 11, 2018, the Company and Ms. Powers agreed to further extend the forbearance on the notes to a maturity of one year following the respective funding dates. In consideration of the continuing forbearance, the Company agreed to issue warrants representing 50% of the repayment amounts of the Notes. The warrants were anticipated have exercise price at $0.35 per share, and have an exercise period of 2 years. However, the Company has not finalized the terms of the warrant agreement.

By February and March 2019, $4.4 million of the $5.4 million principal amount of the February through April 2018 Notes remained unpaid and were past the end of the further forbearance period agreed last November. As such, the Notes were again in default, and the Company started to accrue interest using 18% annual rate from the default dates. The accrued unpaid interest associated with the Convertible Notes was approximately $0.6 million as of March 31, 2019.

(5)	This $3.7 million note as of March 31, 2019 consists of three separate 8% notes in the amounts of $0.5 million, $2.2 million and $1.0 million.

During the three months ended March 31, 2019, the Company converted approximately $1.3 million principal and $0.1 million accrued interest into approximately 6.9 million shares of common stock at fair value of $1.9 million. The Company recorded an approximate $0.5 million debt extinguishment loss from this conversion.

(6)	Between October 1, 2018 and November 7, 2018, the Company entered into multiple one-year promissory notes (the “Notes”) with multiple holders (the “Holders”) for an aggregate principal amount of $3.7 million. The notes included approximately $0.2 million OID. The Notes bore interest at 10% per annum.

During the three months ended March 31, 2019, the Company made principal payment of approximately $400,000, and interest payment of approximately $43,000 which included $27,000 premium pursuant to the prepayment option.

During the three months ended March 31, 2019, the Company recognized interest expense of approximately $150,000 resulting from amortization of debt discount for the Notes. The remaining debt discount as of March 31, 2019 was approximately $300,000.

The accrued interest associated with the Note was approximately $64,000 as of December 31, 2018.

(7)	This $440,000 note as of March 31, 2019 consists of two separate 12% demand notes (the “Notes”) in the amounts of $300,000 and $140,000.

The accrued interest associated with the Notes was approximately $92,000 as of March 31, 2019.

NORTHWEST BIOTHERAPEUTICS, INC. NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(8)	Related Party Notes

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

During the three months ended March 31, 2019, the Company made an aggregate payment of $148,000 to the Goldman Notes, including $79,000 interest payment.

As of March 31, 2019, there were no outstanding notes or interest owed to Mr. Goldman.

Toucan Notes

In 2017, Toucan Capital Fund III loaned the Company an aggregate amount of $1.2 million pursuant to multiple Demand Promissory Notes (the “Toucan Notes”). The Toucan Notes bear interest at 10% per annum, and are payable upon demand, with 7 days’ prior written notice to the Company.

All principal was repaid as of March 31, 2019. There was approximately $46,000 remaining of unpaid interest as of March 31, 2019.

Board of Directors Notes

As of March 31, 2019, there were no outstanding notes or interest owed to the Company’s Board of Directors.

Advent BioServices Note

On September 26, 2018, Advent BioServices, a related party which was formerly part of Cognate BioServices and was spun off separately as part of an institutional financing of Cognate, provided a short-term loan to the Company in the amount of $65,000. The loan bears interest at 10% per annum, and is payable upon demand, with 7 days’ prior written notice to the Company.

This Note remains outstanding and unpaid. The amount owed to Advent under this Note at March 31, 2019 was $65,000 based on the current exchange rate.

(9)	On March 29, 2019, the Company entered into two 22-month notes (the “Notes”), with two different institutional investors, for a total of $4.4 million with an interest rate of 8% and a maturity date of November 29, 2020. The Notes carried an OID of 10%. Net funding to the Company is $4.0 million. The Note allows for optional prepayment by the Company, in the Company’s discretion. If the Company elects to prepay the Notes, there will be a prepayment premium of 15%. Monthly amortization payments of 1/14th of the total are payable from month 9 through 22, with a 10% premium.

NORTHWEST BIOTHERAPEUTICS, INC. NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The following table summarizes total interest expenses related to outstanding notes and mortgage loan for the three months ended March 31, 2019 and 2018, respectively (in thousands):

	For the three months ended
	March 31,
	2019	2018
Interest expenses related to outstanding notes:
Contractual interest	$268	$385
Amortization on debt premium	-	(150)
Amortization of debt discount	296	277
Total interest expenses related to outstanding notes	564	512
Interest expenses related to outstanding notes to related parties:
Contractual interest	191	138
Amortization of debt discount	-	2,217
Total interest expenses related to outstanding notes to related parties	191	2,355
Interest expenses related to mortgage loan:
Contractual interest	-	323
Amortization of debt issuance costs	-	133
Total interest expenses on the mortgage loan	-	456
Other interest expenses	1	1
Total interest expense	$756	$3,324

The following table summarizes the Company’s contractual obligations on debt principal as of March 31, 2019 (amount in thousands):

	Payment Due by Period
		Less than	1 to 2
	Total	1 Year	Years
Short term convertible notes payable - related party
10% unsecured	$5,400	$5,400	$-
Short term convertible notes payable
6% unsecured	135	135	-
10% unsecured	500	500	-
18% unsecured	100	100	-
Short term notes payable
8% unsecured	3,699	3,699	-
10% unsecured	4,238	4,238
12% unsecured	440	440	-
Short term notes payable - related parties
10% unsecured - (on demand)	65	65	-
Long term notes payable
8% unsecured	4,405	-	4,405
Total	$18,982	$14,577	$4,405

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

The following securities were not included in the diluted net loss per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the three months ended
	March 31,
	2019	2018
Series A convertible preferred stock	-	34,863
Series B convertible preferred stock	-	63,557
Common stock options	100,159	12,656
Common stock warrants	357,428	349,056
Contingently issuable warrants	11,739
Share-settled debt and accrued interest, at fair value	-	12,757
Convertible notes and accrued interest	29,516	35,380
Potentially dilutive securities	498,842	508,269

10. Related Party Transactions

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

NORTHWEST BIOTHERAPEUTICS, INC. NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Cognate & Advent Expenses and Accounts Payable

The following table summarizes expenses incurred to related parties (i.e., amounts invoiced) during the three months ended March 31, 2019 and 2018 (amount in thousands) (some of which remain unpaid as noted in the second table below):

	For the three months ended
	March 31,
	2019	2018
Cognate BioServices, Inc. (no longer related party since Q2 2018)	$-	$1,302
Cognate BioServices GmbH	-	66
Cognate Israel	-	27
Advent BioServices	1,450	1,919
Total	$1,450	$3,314

The following table summarizes outstanding unpaid accounts payable held by related parties as of March 31, 2019 and December 31, 2018 (amount in thousands). These unpaid amounts include part of the expenses reported in the table above and also certain expenses incurred in prior periods.

	March 31,	December 31,
	2019	2018
Advent BioServices	$2,061	$3,967

Other Related Parties

Linda F. Powers - Demand Loans

Between February 2018 and April 2018, the Company’s Chief Executive Officer, Linda Powers, loaned the Company aggregate funding of $5.4 million pursuant to convertible Notes.

The Company issued 11,739,130 Class D-2 Warrants with an exercise price of $0.30 and a fair value of approximately $2.2 million. The fair value of the warrants was recorded as debt discount at the issuance date. The Company recorded $2.2 million interest expenses as amortization on the debt discount immediately due to the term of the Convertible Notes, which are on demand.

The Notes entered into in February through April 2018 were 15-day demand notes, and were intended as temporary bridge notes. However, the Notes remained unpaid outstanding throughout the year. On November 11, 2018, the Company and Ms. Powers agreed to further extend forbearance on the notes to a maturity of one year following the respective funding dates. In consideration of the continuing forbearance, the Company agreed to issue warrants representing 50% of the repayment amounts of the Notes. The warrants were anticipated to have an exercise price of $0.35 per share, and have an exercise period of 2 years. However, the Company has not yet finalized the terms of the warrant agreement.

By February and March 2019, $4.4 million of the $5.4 million principal amount of the February and March 2018 Notes remained unpaid and were past the end of the further forbearance period agreed last November. As such, the Notes were again in default, and the Company started to accrue interest using 18% annual rate from the default dates. The accrued unpaid interest associated with the Convertible Notes was approximately $0.6 million as of March 31, 2019.

As of March 31, 2019, the entire principal and interest amounts (approximately $6 million) owed to Ms. Powers under the February through April 2018 bridge notes remained outstanding and owed.

NORTHWEST BIOTHERAPEUTICS, INC. NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Leslie J. Goldman - Demand Loans

In 2017, Leslie J. Goldman, an officer of the Company, loaned the Company an aggregate amount of $1.3 million pursuant to certain Demand Promissory Note Agreements. On January 3, 2018, Mr. Goldman loaned the Company an additional $30,000 (collectively the “Goldman Notes”). Approximately $0.5 million of the Goldman Notes bore interest at the rate of 12% per annum, and $0.8 million of the Goldman Notes bore interest at the rate of 10% per annum.

During the three months ended March 31, 2019, the Company made an aggregate payment of $148,000 on the Goldman Notes, including $79,000 interest payment.

As of March 31, 2019, there were no outstanding notes or interest owed to Mr. Goldman.

Toucan Capital III Fund - Demand Loans

In 2017, Toucan Capital Fund III loaned the Company an aggregate amount of $1.2 million pursuant to multiple Demand Promissory Notes (the “Toucan Notes”). The Toucan Notes bear interest at 10% per annum, and are payable upon demand, with 7 days’ prior written notice to the Company.

All principal was repaid in 2018. There was approximately $46,000 remaining of unpaid interest as of March 31, 2019.

Board of Directors - Demand Loans

As of March 31, 2019, there was no outstanding notes or interest owed to the Company’s Board of Directors.

Advent BioServices Note

On September 26, 2018, Advent BioServices, a related party which was formerly part of Cognate BioServices and was spun off separately as part of an institutional financing of Cognate, provided a short-term loan to the Company in the amount of $65,000. The loan bears interest at 10% per annum, and is payable upon demand, with 7 days’ prior written notice to the Company.

This Note remains outstanding and unpaid. The principal amount and accrued interest owed to Advent under this Note at March 31, 2019 was $65,000 and $3,000, respectively, based on the current exchange rate.

Interest expense for the three month period ended March 31, 2019 and 2018 associated with related party loans was approximately $0.2 million and $2.4 million, respectively.

11. Stockholders’ Deficit

Debt Conversion

During the three months ended March 31, 2019, the Company converted debt of approximately $2.1 million principal and $0.1 million accrued interest into approximately 10.9 million shares of common stock at fair value of $3.0 million. The Company recorded an approximate $0.8 million debt extinguishment loss from the conversion.

NORTHWEST BIOTHERAPEUTICS, INC. NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Warrants Exercised for Cash

During the three months ended March 31, 2019, the Company issued 3.0 million shares of common stock from warrants exercised for cash. The Company received $688,000 cash.

Common Stock Purchase Warrants

The following is a summary of warrant activity for the three months ended March 31, 2019 (in thousands, except per share data):

	Number of	Weighted Average	Remaining
	Warrants	Exercise Price	Contractual Term
Outstanding as of January 1, 2019	372,153	$0.29	1.97
Warrants exercised for cash	(2,986)	0.23
Outstanding as of March 31, 2019	369,167	$0.29	1.72

12. Commitments and Contingencies

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

13. Subsequent Events

Between April 2019 and May 2019, the Company converted debt of approximately $0.9 million principal and $28,000 accrued interest into approximately 3.9 million shares of common stock at fair value of $1.2 million. The Company recorded an approximate $0.2 million debt extinguishment loss from the conversion.

Between April 2019 and May 2019, the Company issued 3.5 million shares of common stock from warrants exercised for cash. The Company received $0.8 million cash.

On April 25, 2019, the Company established a new wholly owned subsidiary in the Netherlands, where the European Medicines Agency is relocating.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements included with this report. In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words “believe,” “expect,” “intend,” “anticipate,” and similar expressions are used to identify forward-looking statements, but some forward-looking statements are expressed differently. Many factors could affect our actual results, including those factors described under “Risk Factors” in our Form 10-K for the year ended December 31, 2018 and in Part II Item 1A of this report. These factors, among others, could cause results to differ materially from those presently anticipated by us. You should not place undue reliance on these forward-looking statements.

Overview

The Company is focused on developing personalized immune therapies for cancer. We have developed a platform technology, DCVax®, which uses activated dendritic cells to mobilize a patient's own immune system to attack their cancer.

Our lead product, DCVax®-L, is designed to treat solid tumor cancers in which the tumor can be surgically removed. This product is in an ongoing Phase III trial for newly diagnosed Glioblastome multiforme (GBM). 331 patients were enrolled in the trial, and the Company is working to reach completion. The Company, the physicians and the patients remain blinded. On May 29, 2018, interim blinded data from the Phase III trial collected in 2017 were published in a peer reviewed scientific journal. On November 17, 2018, updated interim blinded data from the Phase III trial were presented at the Society for Neuro-Oncology annual meeting. As the Company noted in its announcement of the May publication and in subsequent reports, the data could get either better or worse as it continues to mature. The Company has been consulting with its Scientific Advisory Board, the Steering Committee of the trial and other independent experts about the ongoing handling of the trial and preparations for completion.

As previously reported, the Company is now moving forward with the several stages of work that are needed to reach completion of this trial. These include finalizing the Statistical Analysis Plan, conducting the final data collection, data validation and data lock, and then unblinding and analyzing the data. Each of these stages are multi-month processes, involving teams of outside experts as well as Company personnel. This work also involves various special circumstances such as a crossover trial design and the issue of pseudo-progression as previously reported. The Company’s projections, estimates and expectations are subject to material changes as the work proceeds.

Our second product, DCVax®-Direct, is designed to treat inoperable solid tumors. A 40-patient Phase I trial has been completed, and included treatment of a diverse range of cancers. As resources permit, the Company is working on preparations for Phase II trials of DCVax-Direct.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our condensed financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these condensed financial statements requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses.

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

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2018 and Note 7 Leases to the condensed consolidated financial statements in this accompanying Form 10-Q. Other than the changes related to adoption of ASC 842, our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Results of Operations

Operating costs:

Operating costs and expenses consist primarily of research and development expenses, including clinical trial expenses, which increase when we are actively participating in clinical trials and especially when we are in a large ongoing international phase III trial. The associated administrative expenses also increase as such operating activities grow.

In addition to clinical trial related costs, our operating costs may include ongoing work relating to our DCVax products, including R&D, product characterization, and related matters. Going forward, we are also incurring large amounts of costs to carry out and complete statistical analyses, process validation work, final data collection and validation, and other work associated with moving towards completing the statistical analysis plan for the trial and obtaining approval of the plan by regulators in all of the countries where the clinical trial has been conducted, data lock for the clinical trial data, unblinding and analysis of the data, manufacturing validation, and other requirements.

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

Three Months Ended March 31, 2019 and 2018

We recognized a net loss of $20.9 million and $21.5 million for the three months ended March 31, 2019 and 2018, respectively. Net cash used in operations was $9.8 million and $4.8 million for the three months ended March 31, 2019 and 2018, respectively, including payment of substantial amounts of accumulated payables in the three months ended March 31, 2019.

Research and Development Expense

For the three months ended March 31, 2019 and 2018, research and development expense was $3.0 million and $4.7 million, respectively. The decrease was primarily due to less expenses incurred from Advent BioServices compared to last year.

The following table summarizes outstanding balance under accounts payable and outstanding principal amount of notes payable to related parties for services related to the Company’s research and development activities as of March 31, 2019 and December 31, 2018 (amount in thousands):

	March 31,	December 31,
	2019	2018
Accounts payable:
Advent BioServices	$2,061	$3,967

Demand Loan:
Linda Powers (1)	$5,400	$5,400
Advent BioServices (2)	65	65
Total	$5,465	$5,465

(1)	Cash loaned by our CEO was used for operations, including research and development expenses. The amount represents principal only.
(2)	The amount represents principal only.

The following table summarizes expenses incurred (i.e., amounts invoiced, which have only been partly paid) to related parties during the three months ended March 31, 2019 and 2018 (amount in thousands):

	For the three months ended
	March 31,
	2019	2018
Cognate BioServices, Inc. (no longer related party since Q2 2018)	$-	$1,302
Cognate BioServices GmbH	-	66
Cognate Israel	-	27
Advent BioServices	1,450	1,919
Total	$1,450	$3,314

General and Administrative Expense

General and administrative expenses were $3.6 million and $3.0 million for three months ended March 31, 2019 and 2018, respectively. The increase compared with 2018 was primarily due to non-cash expense for the applicable portion of ongoing vesting, during the three months ended March 31, 2019, of stock-based compensation awarded in the past to our officers and directors. We did not incur any stock-based compensation under general and administrative expense during the three months ended March 31, 2018.

Legal Expenses

Legal costs were $1.5 million for the three months ended March 31, 2019 versus $1.2 million for the three months ended March 31, 2018.

Change in fair value of derivatives

During the three months ended March 31, 2019 and 2018, we recognized a non-cash loss of $12.0 million and $11.5 million, respectively, primarily due to the increase of stock price and the number of warrants outstanding as of March 31, 2019 (369 million) compared to March 31, 2018 (349 million).

Net (loss) gain from extinguishment of debt

During the three months ended March 31, 2019, we converted debt of approximately $2.1 million principal and $0.1 million accrued interest into approximately 10.9 million shares of common stock at fair value of $3.0 million. We recorded an approximate $0.8 million debt extinguishment loss from the conversion.

During the quarter ended March 31, 2018, we converted approximately $1.7 million principal and $61,000 accrued interest into approximately 5 million shares of common stock at fair value of $1.6 million. We recorded an approximate $0.2 million debt extinguishment gain from the conversion.

Interest Expense

During the three months ended March 31, 2019 and 2018, we recorded interest expense of $0.8 million and $3.3 million, respectively. We recorded approximately $2.2 million debt discount amortization cost on Ms. Powers’ Notes during the three months ended March 31, 2018.

Foreign currency transaction gain

During the three months ended March 31, 2019 and 2018, we recognized foreign currency transaction gain of $0.4 million and $1.8 million, respectively. The gain was due to the strengthening of the British pound sterling relative to the U.S. dollar. The fluctuation on the foreign currency during the three months ended March 31, 2019 was less than in the three months ended March 31, 2018.

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

We depend upon our ability, and will continue to attempt, to secure equity and/or debt financing. We cannot be certain that additional funding will be available on acceptable terms, or at all. Our management determined that there was substantial doubt about our ability to continue as a going concern within one year after the condensed consolidated financial statements were issued, and management’s concerns about our ability to continue as a going concern within the year following this report persist.

Contingent Contractual Payment

The following table summarizes our contractual obligations as of March 31, 2019 (amount in thousands):

	Payment Due by Period
		Less than	1 to 2
	Total	1 Year	Years
Short term convertible notes payable - related party (1)
10% unsecured	$6,023	$6,023	$-
Short term convertible notes payable (2)
10% unsecured	550	550	-
18% unsecured	230	230	-
Short term notes payable (3)
8% unsecured	3,718	3,718	-
10% unsecured	4,662	4,662
12% unsecured	483	483	-
Short term notes payable - related parties (4)
10% unsecured - (on demand)	115	115	-
Long term notes payable (5)
8% unsecured	5,051	-	5,051
Operating leases (6)	9,932	3,996	5,936
Purchase obligation (7)
Total	$30,764	$19,777	$10,987

(1) The obligations related to short term convertible notes to Linda Powers were approximately $6.0 million as of March 31, 2019, which included contractual unpaid interest of $0.6 million. The Notes were entered into in February through April 2018 as 15-day demand notes, and were intended to be short-term bridge notes. However, the Notes remained unpaid and outstanding throughout 2018. On November 11, 2018, the Company and Ms. Powers agreed to further extend forbearance on the notes to a maturity of one year following the respective funding dates. In consideration of the continuing forbearance, the Company agreed to issue warrants representing 50% of the amounts repayment amounts of the Notes for the loans from Ms. Powers. The warrants were anticipated to have an exercise price of $0.35 per share, and have an exercise period of 2 years. However, the Company is still working on the key terms of this agreement.  Therefore, the Company has not recorded the impact of this modification as of March 31, 2019.

(2) The obligations related to short term convertible notes were approximately $0.8 million as of March 31, 2019, which included remaining contractual unpaid interest of $0.2 million.

(3) The obligations related to short term notes were approximately $8.9 million as of March 31, 2019, which included remaining contractual unpaid interest of $0.5 million.

(4) The obligations related to short term notes to related parties were approximately $0.1 million as of March 31, 2019, which included unpaid interest of $46,000 and $3,000 owed to Toucan Capital Fund III and Advent BioServieds, Ltd, respectively. the obligations included loans of $65,000 from Advent BioServices, Ltd.

(5) The obligations related to long term notes were approximately $5.1 million as of March 31, 2019, which included remaining contractual unpaid interest of $0.6 million.

(6) The operating lease obligations during the next 2 years included $576,000, $12,000 and $5,000 to our offices in Maryland, Germany and London, respectively. Approximately $0.7 million lease obligations during the next 2 years (the first year is rent-free) related to the vision centre in the U.K. that we leased back in December 2018. We also included approximately $8.6 million of anticipated payments to Advent BioServices, which represents the next 2 years’ obligation. The remaining contract term as of March 31, 2019 was approximately 4 years for manufacturing facilities under the Manufacturing Services Agreement with Advent.

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

As of March 31, 2019, no shut-down or suspension fees were triggered.

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

Operating Activities

During the three months ended March 31, 2019 and March 31, 2018, net cash outflows from operations were $9.8 million and $4.8 million, respectively. The increase in cash used in operating activities was primarily attributable to the increase in the levels of activity in our ongoing clinical programs, as well as payment of substantial accumulated payables.

Financing Activities

During the three months ended March 31, 2019, we did not issue any new preferred stock, common stock or warrants. During the three months ended March 31, 2018, we received approximately $3.2 million cash proceeds from issuance of preferred stock, common stock and warrants in a public offering during the three months ended March 31, 2018.

We received $0.7 million and $1.6 million from the exercise of warrants during the three months ended March 31, 2019 and 2018, respectively.

We received approximately $4.0 million and $4.4 million cash proceeds from issuances of debt to third parties (unrelated and related) during the three months ended March 31, 2019 and 2018, respectively.

We made an aggregate debt payment of $0.7 million and $2.4 million during the three months ended March 31, 2019 and 2018, respectively.

Our financial statements indicate there is substantial doubt about our ability to continue as a going concern as we are dependent on our ability to obtain ongoing financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis.  We can give no assurance that our plans and efforts to achieve the above steps will be successful.

Other factors affecting our ongoing funding requirements include the number of staff we employ, the number of sites, number of patients and amount of activity in our clinical trial programs, the costs of further product and process development work relating to our DCVax products, the costs of preparations for Phase II trials, the costs of expansion of manufacturing, and unanticipated developments. The extent of resources available to us will determine which programs can move forward and at what pace.

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

Based on our analysis, as of March 31, 2019, the effect of a 100+/- basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss are considered immaterial.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Certain of our Company’s finance and accounting functions are performed by an external firm on a contract services basis. This firm specializes in providing finance and accounting functions for biotech companies, and the founders and senior managers are highly experienced former partners of national accounting firms. Further, the Company is engaged with a second external firm: one that specializes in Sarbanes-Oxley matters and helping public companies improve their controls and procedures. Together with these two external firms, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on the evaluation of our disclosure controls and procedures, our principal executive, financial and accounting officer concluded that during the period covered by this report, our Company’s processes for internally reporting material information in a systematic manner to allow for timely filing of material information were not effective, due to inherent limitations from being a small company, and the three material weaknesses described in our Form 10-K for 2018, filed on April 2, 2019, remain as of the filing of this Form 10-Q.  We continue to work to further strengthen our disclosure controls and procedures, and further mitigate the remaining weaknesses.

Changes in Internal Control over Financial Reporting

There has been a change in our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Effective January 1, 2019, we adopted Accounting Standards Update (“ASU”) No 2016-02, Leases (Topic 842). ASC Topic 842 requires management to make significant judgments and estimates. As a result, we implemented changes to our internal controls related to lease evaluation for the three months ended March 31, 2019. These changes include updated accounting policies affected by ASC Topic 842 as well as redesigned internal controls over financial reporting related to ASC Topic 842 implementation. Additionally, management has expanded data gathering procedures to comply with the additional disclosure requirements and ongoing contract review requirements.

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

NORTHWEST BIOTHERAPEUTICS, INC

Dated: May 10, 2019	By:	/s/ Linda F. Powers
		Name:	Linda F. Powers

		Title:	President and Chief Executive Officer
Principal Executive Officer
Principal Financial and Accounting Officer

