Form 10-Q
period 2019-06-30
NORTHWEST BIOTHERAPEUTICS INC
filed 2019-08-09
CIK 1072379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 8, 2019, the total number of shares of common stock, par value $0.001 per share, outstanding was 578,509,384.

NORTHWEST BIOTHERAPEUTICS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$6,676	$22,224
Prepaid expenses and other current assets	2,230	1,574
Total current assets	8,906	23,798

Non-current assets:
Property, plant and equipment, net	355	108
Right-of-use asset, net	4,668	-
Other assets	775	761
Total non-current assets	5,798	869

TOTAL ASSETS	$14,704	$24,667

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$5,887	$15,506
Accounts payable and accrued expenses to related parties and affiliates	548	4,588
Convertible notes, net	619	1,863
Convertible notes to related party	1,398	5,400
Notes payable, net	6,519	7,155
Notes payable to related party	63	393
Shares payable	138	138
Contingent payable derivative liability	6,713	-
Warrant liability	33,299	29,995
Lease liabilities	280	-
Deferred profit on sale-leaseback transaction	-	4,802
Total current liabilities	55,464	69,840

Non-current liabilities:
Note payable, net of current portion, net	7,557	1,986
Lease liabilities, net of current portion	4,690	-
Total non-current liabilities	12,247	1,986

Total liabilities	67,711	71,826

COMMITMENTS AND CONTINGENCIES

Stockholders' deficit:
Preferred stock ($0.001 par value); 100,000,000 shares authorized as of June 30, 2019 and December 31, 2018, respectively	-	-
Common stock ($0.001 par value); 1,200,000,000 shares authorized; 562.5 million and 523.2 million shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	562	523
Additional paid-in capital	785,648	775,741
Stock subscription receivable	(10)	(10)
Accumulated deficit	(840,338)	(824,413)
Accumulated other comprehensive income	1,131	1,000
Total stockholders' deficit	(53,007)	(47,159)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$14,704	$24,667

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Research and other	$581	$278	$920	$410
Total revenues	581	278	920	410
Operating costs and expenses:
Research and development	3,291	5,282	6,295	10,015
General and administrative	3,013	14,449	6,575	17,454
Legal expenses	914	901	2,453	2,111
Total operating costs and expenses	7,218	20,632	15,323	29,580
Loss from operations	(6,637)	(20,354)	(14,403)	(29,170)
Other income (expense):
Change in fair value of derivative liabilities	7,201	6,313	(4,820)	(5,138)
Gain (loss) from extinguishment of debt	784	(816)	(4)	(601)
Interest expense	(787)	(3,302)	(1,543)	(6,626)
Foreign currency transaction gain (loss)	(342)	(3,018)	43	(1,187)
Total other loss	6,856	(823)	(6,324)	(13,552)
Net income (loss)	$219	$(21,177)	$(20,727)	$(42,722)
Deemed dividend on convertible preferred stock	-	(3,535)	-	(13,589)
Net income (loss) applicable to common stockholders	$219	$(24,712)	$(20,727)	$(56,311)

Other comprehensive income
Foreign currency translation adjustment	75	835	131	681
Total other comprehensive income (loss)	$294	$(20,342)	$(20,596)	$(42,041)

Net earnings (loss) per share applicable to common stockholders
Basic	$0.00	$(0.06)	$(0.04)	$(0.14)
Diluted	$0.00	$(0.06)	$(0.04)	$(0.14)
Weighted average shares used in computing basic earnings (loss) per share	550,214	424,992	539,732	390,732
Weighted average shares used in computing diluted earnings (loss) per share	597,375	424,992	539,732	390,732

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(Unaudited)

	For the Three Months Ended June 30, 2019
			Additional			Accumulated	Total
	Common Stock		Paid-in	Subscription	Accumulated	Other Comprehensive	Stockholders'
	Shares	Par value	Capital	Receivable	Deficit	Income	Deficit
Balance at April 1, 2019	537,091	537	780,478	(10)	(840,557)	1,056	(58,496)
Warrants exercised for cash	6,546	6	1,525	-	-	-	1,531
Reclassification of warrant liabilities related to warrants exercised for cash	-	-	1,250	-	-	-	1,250
Issuance of common stock and warrants for conversion of debt and accrued interest	6,625	7	1,969	-	-	-	1,976
Stock-based compensation	200	0	438	-	-	-	438
Issuance of common shares in connection with a settlement agreement	12,000	12	(12)	-	-	-	-
Net income	-	-	-	-	219	-	219
Cumulative translation adjustment	-	-	-	-	-	75	75
Balance at June 30, 2019	562,462	$562	$785,648	$(10)	$(840,338)	$1,131	$(53,007)

	For the Six Months Ended June 30, 2019
			Additional			Accumulated	Total
	Common Stock		Paid-in	Subscription	Accumulated	Other Comprehensive	Stockholders'
	Shares	Par value	Capital	Receivable	Deficit	Income	Deficit
Balance at January 1, 2019	523,232	523	775,741	(10)	(824,413)	1,000	(47,159)
Warrants exercised for cash	9,532	9	2,210	-	-	-	2,219
Reclassification of warrant liabilities related to warrants exercised for cash	-	-	1,759	-	-	-	1,759
Issuance of common stock and warrants for conversion of debt and accrued interest	17,498	18	4,959	-	-	-	4,977
Stock-based compensation	200	-	991	-	-	-	991
Cumulative effect of adopting new accounting standard	-	-	-	-	4,802	-	4,802
Issuance of common shares in connection with a settlement agreement	12,000	12	(12)	-	-	-	-
Net loss	-	-	-	-	(20,727)	-	(20,727)
Cumulative translation adjustment	-	-	-	-	-	131	131
Balance at June 30, 2019	562,462	$562	$785,648	$(10)	$(840,338)	$1,131	$(53,007)

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) - CONTINUED

(in thousands)

(Unaudited)

	For the Three Months Ended June 30, 2018
			Additional			Accumulated	Total
	Common Stock		Paid-in	Subscription	Accumulated	Other Comprehensive	Stockholders'
	Shares	Par value	Capital	Receivable	Deficit	Loss	Equity (Deficit)
Balance at April 1, 2018	414,665	$415	$730,502	$(109)	$(810,164)	$(1,467)	$(80,823)
Issuance of common stock and warrants for cash in a registered direct offering	4,000	4	696	-	-	-	700
Issuance of common stock for conversion of Series A convertible preferred stock	2,677	3	452	-	-	-	455
Deemed dividend on conversion of Series A convertible preferred stock to common stock	-	-	(419)	-	-	-	(419)
Beneficial conversion feature of Series B convertible preferred stock	-	-	1,698	-	-	-	1,698
Deemed dividend related to immediate accretion of beneficial conversion feature of Series B convertible preferred stock	-	-	(1,698)	-	-	-	(1,698)
Issuance of common stock for conversion of Series B convertible preferred stock	5,117	5	1,172	-	-	-	1,177
Deemed dividend on conversion of Series B convertible preferred stock to common stock	-	-	(1,417)	-	-	-	(1,417)
Warrants exercised for cash	2,161	2	506	-	-	-	508
Reclassification of warrant liabilities related to warrants exercised for cash	-	-	430	-	-	-	430
Conversion of share settled debt into common stock	6,500	6	666	-	-	-	672
Issuance of common stock and warrants for conversion of debt and accrued interest	9,463	9	2,352	-	-	-	2,361
Reclass between accrued interest and subscription receivable	-	-	-	9	-	-	9
Proceeds from investor to offset subscription receivable	-	-	-	100	-	-	100
Stock-based compensation	-	-	11,569	-	-	-	11,569
Net loss	-	-	-	-	(21,177)	-	(21,177)
Cumulative translation adjustment	-	-	-	-	-	1,551	1,551
Balance at June 30, 2018	444,583	$444	$746,509	$-	$(831,341)	$84	$(84,304)

	For the Six Months Ended June 30, 2018
			Additional			Accumulated	Total
	Common Stock		Paid-in	Subscription	Deficit	Other Comprehensive	Stockholders'
	Shares	Par value	Capital	Receivable	Accumulated	Loss	Equity (Deficit)
Balance at January 1, 2018	328,857	$329	$721,554	$-	$(788,619)	$(597)	$(67,333)
Issuance of common stock and warrants for cash in a registered direct offering	4,000	4	696	-	-	-	700
Issuance of common stock for conversion of Series A convertible preferred stock	67,955	68	11,807	(109)	-	-	11,766
Deemed dividend on conversion of Series A convertible preferred stock to common stock	-	-	(9,910)	-	-	-	(9,910)
Beneficial conversion feature of Series B convertible preferred stock	-	-	2,086	-	-	-	2,086
Deemed dividend related to immediate accretion of beneficial conversion feature of Series B convertible preferred stock	-	-	(2,086)	-	-	-	(2,086)
Issuance of common stock for conversion of Series B convertible preferred stock	9,441	9	2,162	-	-	-	2,171
Deemed dividend on conversion of Series B convertible preferred stock to common stock	-	-	(1,594)	-	-	-	(1,594)
Warrants exercised for cash	8,957	9	2,110	-	-	-	2,119
Reclassification of warrant liabilities related to warrants exercised for cash	-	-	2,177	-	-	-	2,177
Conversion of share settled debt into common stock	10,800	11	1,735	-	-	-	1,746
Issuance of common stock and warrants for conversion of debt and accrued interest	14,473	14	3,899	-	-	-	3,913
Reclass between accrued interest and subscription receivable	-	-	-	9	-	-	9
Proceeds from investor to offset subscription receivable	-	-	-	100	-	-	100
Stock-based compensation	100	-	11,873	-	-	-	11,873
Net loss	-	-	-	-	(42,722)	-	(42,722)
Cumulative translation adjustment	-	-	-	-	-	681	681
Balance at June 30, 2018	444,583	$444	746,509	$-	$(831,341)	$84	$(84,304)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the six months ended
	June 30,
	2019	2018
Cash Flows from Operating Activities:
Net Loss	$(20,727)	$(42,722)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	8	722
Amortization of debt discount	663	5,082
Amortization of debt premium	-	(240)
Change in fair value of derivatives	4,820	5,138
Loss from extinguishment of debt	4	601
Amortization of operating lease right-of-use asset	222	-
Stock-based compensation related to warrants modification	-	141
Stock-based compensation for services	991	11,873
Subtotal of non-cash charges	6,708	23,317
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(664)	453
Other non-current assets	(44)	857
Accounts payable and accrued expenses	(742)	1,782
Related party accounts payable and accrued expenses	(4,040)	(42)
Lease liabilities	80	-
Net cash used in operating activities	(19,429)	(16,355)
Cash Flows from Investing Activities:
Purchase of equipment	(225)	-
Net cash used in investing activities	(225)	-
Cash Flows from Financing Activities:
Proceeds from issuance of Series A convertible preferred stock and warrants	-	527
Proceeds from issuance of Series B convertible preferred stock and warrants, net	-	6,594
Proceeds from issuance of common stock and warrants in a registered direct offering, net	-	1,000
Proceeds from private offering (shares payable)	-	138
Proceeds from investor to offset subscription receivable	-	100
Proceeds from exercise of warrants	2,219	2,119
Proceeds from issuance of notes payable, net	6,500	3,701
Proceeds from issuance of notes payable to related party	-	30
Proceeds from issuance of convertible notes payable to related party	-	5,400
Repayment of notes payable	(420)	(2,200)
Repayment of notes payable to related parties	(329)	(782)
Repayment of convertible notes payable to related parties	(4,002)	-
Net cash provided by financing activities	3,968	16,627
Effect of exchange rate changes on cash and cash equivalents	138	1,208
Net (decrease) increase in cash and cash equivalents	(15,548)	1,480

Cash and cash equivalents, beginning of the period	22,224	117
Cash and cash equivalents, end of the period	$6,676	$1,597

Supplemental disclosure of cash flow information
Interest payments on mortgage loan	$-	$(633)
Interest payments on notes payable	$(43)	$-
Interest payments on notes payable to related party	$(177)	$(27)
Interest payments on convertible notes payable to related party	$(748)	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the six months ended
	June 30,
	2019	2018
Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock for conversion of Series A convertible preferred stock	$-	$11,766
Deemed dividend on conversion of Series A convertible preferred stock to common stock	$-	$9,910
Beneficial conversion feature of Series B convertible preferred stock	$-	$2,086
Deemed dividend related to immediate accretion of beneficial conversion feature of Series B convertible preferred stock	$-	$2,086
Issuance of common stock for conversion of Series B convertible preferred stock	$-	$2,171
Deemed dividend on conversion of Series B convertible preferred stock to common stock	$-	$1,594
Reclassification of warrant liabilities related to warrants exercised for cash	$1,759	$2,177
Conversion of share settled debt into common stock	$-	$1,746
Issuance of common stock and warrants for conversion of debt and accrued interest	$3,994	$3,312
Conversion of outstanding accounts payables to note payable and contingent payable	$8,560	$-
Issuance of common shares in connection with a settlement agreement	$12	$-
Warrants and contingently issuable warrants associated with convertible notes payable to related party	$-	$4,217
Conversion of note payable to offset Series A convertible preferred stock subscription receivable	$-	$500
Conversion of interest payable to offset Series A convertible preferred stock subscription receivable	$-	$71
Reclass between accrued interest and subscription receivable	$-	$9

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

1. Organization and Description of Business

Northwest Biotherapeutics, Inc. and its wholly owned subsidiaries NW Bio GmbH, Aracaris Ltd, Aracaris Capital, Ltd, and Northwest Biotherapeutics B.V. (collectively, the “Company”, “we”, “us” and “our”) were organized to discover and develop innovative immunotherapies for cancer. On April 25, 2019, the Company established a new wholly owned subsidiary Northwest Biotherapeutics B.V. in the Netherlands, where the European Medicines Agency is relocating.

The Company is developing experimental dendritic cell vaccines using its platform technology known as DCVax®. DCVax is being tested in clinical trials for use in the treatment of certain types of cancers.

The Company currently relies upon contract manufacturers for production of its DCVax products, research and development services, distribution and logistics, and related services, in compliance with the Company’s specifications and the applicable regulatory requirements. The companies are Cognate BioServices in the U.S. and Advent BioServices (a related party) in the U.K. Both of these companies specialize in the production of living cell products. Although there are many contract manufacturers for small molecule drugs and for biologics, there are only a few contract manufacturers in the U.S. and in Europe that specialize in producing living cell products. The manufacturing of such products is highly specialized and entirely different than production of biologics: the physical facilities and equipment are different, the types of personnel and skill sets are different, and the processes are different. The regulatory requirements relating to manufacturing of cellular products are especially challenging and are one of the most frequent reasons for the development of a company’s cellular products to be put on clinical hold (i.e., stopped by regulatory authorities).

In addition, the Company’s programs require dedicated capacity in these specialized manufacturing facilities. The Company’s products are fully personalized and not made in standardized batches: the Company’s products are made on demand, patient by patient, on an as needed basis.

2. Financial Condition, Going Concern and Management Plans

The Company has incurred annual net operating losses since its inception. The Company had a net loss of $20.7 million for the six months ended June 30, 2019. The Company used approximately $19.4 million of cash in its operating activities for the six months ended June 30, 2019.

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

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of June 30, 2019, condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2019 and 2018, condensed consolidated statement of stockholders’ deficit for the three and six months ended June 30, 2019 and 2018, and the condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and six months ended June 30, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019 or for any future interim period. The condensed consolidated balance sheet at December 31, 2018 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2018 and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on April 2, 2019.

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

Level 1 - Unadjusted quoted prices in active markets for identical instruments that are accessible by the Company on the measurement date

Level 2 - Quoted prices in markets that are not active or inputs which are either directly or indirectly observable

Level 3 - Unobservable inputs for the instrument requiring the development of assumptions by the Company

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of June 30, 2019 and December 31, 2018 (in thousands):

	Fair value measured at June 30, 2019
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	June 30, 2019	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$33,299	$-	$-	$33,299
Contingent payable derivative liability	6,713	-	-	6,713
Total fair value	$40,012	$-	$-	$40,012

	Fair value measured at December 31, 2018
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$29,995	$-	$-	$29,995
Embedded conversion feature	357	-	-	357
Total fair value	$30,352	$-	$-	$30,352

There were no transfers between Level 1, 2 or 3 during the six-month period ended June 30, 2019.

The following table presents changes in Level 3 liabilities measured at fair value for the six-month period ended June 30, 2019. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

			Embedded
	Warrant	Contingent Payable	Conversion
	Liability	Derivative Liability	Feature	Total
Balance – January 1, 2019	$29,995	$-	$357	$30,352
Additional contingent liability in connection with a settlement agreement	-	6,602		6,602
Extinguishment of derivative liabilities	-	-	(3)	(3)
Extinguishment of warrant liabilities related to warrants exercised for cash	(1,759)	-	-	(1,759)
Change in fair value	5,063	111	(354)	4,820
Balance – June 30, 2019	$33,299	$6,713	$-	$40,012

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities and embedded conversion feature that are categorized within Level 3 of the fair value hierarchy as of June 30, 2019 and December 31, 2018 is as follows:

	As of June 30, 2019		As of December 31, 2018
	Warrant	Contingent Payable	Warrant	Embedded
	Liability	Derivative Liability	Liability	Conversion Feature
Strike price	$0.29	$0.26 *	$0.29	$0.44
Contractual term (years)	1.5	0.8	2.2	1.5
Volatility (annual)	78%	64%	85%	85%
Risk-free rate	2%	2%	3%	3%
Dividend yield (per share)	0%	0%	0%	0%

* The strike price related to the derivative liability associated with contingent payable as of June 30, 2019 is contingent based on the market price.

5. Stock-based Compensation

During the six months ended June 30, 2019, the Company issued 200,000 shares of common stock to David Innes, the Company’s vice president investor relations pursuant to his employment agreement in February 2019. The Company recorded $48,000 stock-based compensation expense based on fair value on February 18, 2019, which was the effective date of his employment.

The following table summarizes stock-based compensation expense for the three and six months ended June 30, 2019 and 2018 (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30
	2019	2018	2019	2018
Research and development	$69	$854	$173	$1,124
General and administrative (1)	369	10,715	818	10,749
Total stock-based compensation expense	$438	$11,569	$991	$11,873

(1)	The general and administrative expense during the three months and six months ended June 30, 2019 is related to applicable vesting portion of stock options awards made in the past to directors and employees.

The total unrecognized compensation cost was approximately $0.5 million as of June 30, 2019, and will be recognized over the next 1.3 years.

6. Property & Equipment

Property and equipment consist of the following at June 30, 2019 and December 31, 2018 (in thousands):

	June 30,	December 31,	Estimated
	2019	2018	Useful Life
Leasehold improvements	$81	$81	Lesser of lease term or estimated useful life
Office furniture and equipment	58	25	3 years
Computer equipment and software	790	599	3 years
Land in the United Kingdom	86	86	NA
	1,015	791
Less: accumulated depreciation	(660)	(683)
Total property, plant and equipment, net	$355	$108

Depreciation expenses were approximately $6,000 and $357,000 for the three months ended June 30, 2019 and 2018 and were approximately $8,000 and $722,000 for the six months ended June 30, 2019 and 2018.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

7. Leases

The Company adopted ASC Topic 842 - Leases as of January 1, 2019, using the transition method per ASU No. 2018-11 issued on July 2018 wherein entities were allowed to initially apply the new leases standard at adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Accordingly, all periods prior to January 1, 2019 were presented in accordance with the previous ASC Topic 840, Leases, and no retrospective adjustments were made to the comparative periods presented. Adoption of ASC 842 resulted in an increase to total assets and liabilities due to the recording of operating lease right-of-use assets ("ROU") and operating lease liabilities of approximately $4.3 million, as of January 1, 2019.  On March 4, 2019, the Company recognized additional $0.6 million ROU and lease liabilities to its amended office lease in the U.S. The adoption did not materially impact the Company’s Condensed Consolidated Statements of Operations or Cash Flows.

The Company has operating leases for corporate offices in the U.S., U.K. and Germany, and manufacturing facilities in the U.K. Leases with an initial term of 12 months or less are not recorded in the balance sheet. The Company has elected the practical expedient to account for each separate lease component of a contract and its associated non-lease components as a single lease component, thus causing all fixed payments to be capitalized. The Company also elected the package of practical expedients permitted within the new standard, which among other things, allows the Company to carry forward historical lease classification. The renewal options have not been included in the calculation of the lease liabilities and ROU as the Company is not reasonably certain to exercise the options. Variable lease payment amounts that cannot be determined at the commencement of the lease such as increases in lease payments based on changes in index rates or usage, are not included in the ROU assets or liabilities. These are expensed as incurred and recorded as variable lease expense.

At June 30, 2019, the Company had operating lease liabilities of approximately $5.0 million for both the 20-year lease of the building for the manufacturing facility in Sawston, U.K., and the current office lease in the U.S. and ROU of approximately $4.7 million for the Sawston lease and US office lease, which were included in the condensed consolidated balance sheet.

The following summarizes quantitative information about the Company’s operating leases:

	For the Six Months Ended
	June 30, 2019
	U.K	U.S	Total
Lease cost
Operating lease cost	$307	$82	$389
Short-term lease cost	27	81	108
Variable lease cost	-	4	4
Total	$334	$167	$501

Other information as of adoption date
Operating cash flows from operating leases	$-	$(81)	$(81)
Weighted-average remaining lease term – operating leases	10.5	1.3
Weighted-average discount rate – operating leases	12%	12%

Maturities of our operating leases, excluding short-term leases, are as follows:

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

	U.K	U.S	Total
Six months ended December 31, 2019	$-	$162	$162
Year ended December 31, 2020	635	332	967
Year ended December 31, 2021	635	84	719
Year ended December 31, 2022	635	-	635
Year ended December 31, 2023	635	-	635
Year ended December 31, 2024	635	-	635
Thereafter	8,883	-	8,883
Total	12,058	578	12,636
Less present value discount	(7,607)	(59)	(7,666)
Operating lease liabilities included in the Consolidated Balance Sheet at June 30, 2019	$4,451	$519	$4,970

8. Outstanding Debt

The following two tables summarize outstanding debt as of June 30, 2019 and December 31, 2018, respectively (amount in thousands):

		Stated
		Interest	Conversion		Remaining	Carrying
	Maturity Date	Rate	Price	Face Value	Debt Discount	Value
Short term convertible notes payable
6% unsecured (1)	Due	6%	$3.09	$135	$-	$135
10% unsecured (2)	10/18/2019	10%	$0.22	500	(16)	484
				635	(16)	619
Short term convertible notes payable - related party
18% unsecured (4)	In default	18%	$0.23	1,398	-	1,398
				1,398	-	1,398

Short term notes payable
8% unsecured (5)	Various	8%	N/A	2,210	(193)	2,017
10% unsecured (6)	Various	10%	N/A	4,238	(176)	4,062
12% unsecured (7)	On Demand	12%	N/A	440	-	440
				6,888	(369)	6,519
Short term notes payable - related parties
10% unsecured - Related Parties (8)	On Demand	10%	N/A	63	-	63
				63	-	63
Long term notes payable
0% unsecured (9)	8/1/2020	0%	N/A	1,156	(158)	998
8% unsecured (10)	Various	8%	N/A	7,165	(606)	6,559
				8,321	(764)	7,557

Ending balance as of June 30, 2019				$17,305	$(1,149)	$16,156

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

		Stated				Fair Value of
		Interest	Conversion		Remaining	Embedded	Carrying
	Maturity Date	Rate	Price	Face Value	Debt Discount	Conversion Option	Value
Short term convertible notes payable
6% unsecured (1)	Due	6%	$3.09	$135	$-	$-	$135
10% unsecured (2)	10/18/2019	10%	$0.22	500	(43)	-	457
18% unsecured (3)	In Default	18%	$0.21	914	-	357	1,271
				1,549	(43)	357	1,863
Short term convertible notes payable - related party
10% unsecured (4)	On Demand	10%	$0.23	5,400	-	-	5,400

Short term notes payable
8% unsecured (5)	6/20/2019 and 12/12/2019	8%	N/A	3,840	(383)	-	3,457
10% unsecured (6)	Various	10%	N/A	3,658	(400)		3,258
12% unsecured (7)	On Demand	12%	N/A	440	-	-	440
				7,938	(783)	-	7,155
Short term notes payable - related parties
10% unsecured - Related Parties (8)	On Demand	10%	N/A	324	-	-	324
12% unsecured - Related Parties (8)	On Demand	12%	N/A	69	-	-	69
				393	-	-	393
Long term notes payable
8% unsecured (5)	2/13/2020	8%	N/A	1,155	(119)	-	1,036
5% unsecured (6)	1/13/2020	10%	N/A	1,000	(50)	-	950
				2,155	(169)	-	1,986

Ending balance as of December 31, 2018				$17,435	$(995)	$357	$16,797

(1)	This $135,000 note as of June 30, 2019 and December 31, 2018 consists of two separate 6% notes in the amounts of $110,000 and $25,000. In regard to the $110,000 note, the Company has made ongoing attempts to locate the creditor to repay or convert this note, but has been unable to locate the creditor to date. In regard to the $25,000 note, the holder has elected to convert these notes into equity, the Company has delivered the applicable conversion documents to the holder, and the Company is waiting for the holder to execute and return the documents.

(2)	On October 18, 2018, the Company entered into an Unsecured Convertible Promissory Note Agreement Plus Warrant (the “Note”) with an individual investor (the “Holder”) for an aggregate principal amount of $500,000. No payment was made during the six months ended June 30, 2019.

The accrued interest associated with the Note was approximately $35,000 as of June 30, 2019.

(3)	On May 1, 2018, the Company entered into a Convertible Redeemable Note Agreement (the “Redeemable Note”) of $1.4 million with an existing investor. The Redeemable Note was in default on August 25, 2018.

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

During the six months ended June 30, 2019, the Company converted approximately $0.9 million principal and $0.1 million accrued interest into approximately 4.9 million shares of common stock at fair value of $1.4 million. The Company recorded an approximate $0.4 million debt extinguishment loss from this conversion.

The Redeemable Note was converted as of June 30, 2019.

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

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

During the six months ended June 30, 2019, the Company made an aggregate payment of $4.7 million to the Convertible Notes, including $0.7 million interest payment.

As of June 30, 2019, $1.4 million of the $5.4 million principal amount of the February through April 2018 Notes remained unpaid and were past the end of the further forbearance period agreed last November. As such, the Notes were again in default, and the Company started to accrue interest using 18% annual rate from the default dates. The accrued unpaid interest associated with the Convertible Notes was approximately $12,000 as of June 30, 2019.

(5)	This $2.2 million note as of June 30, 2019 consists of two separate 8% notes in the amounts of $1.4 million and $0.8 million.

During the six months ended June 30, 2019, the Company converted approximately $2.8 million principal and $0.2 million accrued interest into approximately 12.6 million shares of common stock at fair value of $3.6 million. The Company recorded an approximate $0.6 million debt extinguishment loss from this conversion.

(6)	Between October 1, 2018 and November 7, 2018, the Company entered into multiple one-year promissory notes (the “Notes”) with multiple holders (the “Holders”) for an aggregate principal amount of $3.7 million. The notes included approximately $0.2 million OID. The Notes bore interest at 10% per annum.

During the six months ended June 30, 2019, the Company made principal payment of approximately $420,000, and interest payment of approximately $43,000 which included $27,000 premium pursuant to the prepayment option. During the six months ended June 30, 2019, the Company wrote off $22,000 unamortized debt discount from debt extinguishment, which was recognized as part of debt extinguishment loss.

During the six months ended June 30, 2019, the Company recognized interest expense of approximately $252,000 resulting from amortization of debt discount for the Notes. The remaining debt discount as of June 30, 2019 was approximately $176,000.

The accrued interest associated with the Note was approximately $292,000 as of June 30, 2019.

(7)	This $440,000 note as of June 30, 2019 consists of two separate 12% demand notes (the “Notes”) in the amounts of $300,000 and $140,000.

The accrued interest associated with the Notes was approximately $105,000 as of June 30, 2019.

(8)	Related Party Notes

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

During the six months ended June 30, 2019, the Company made an aggregate payment of $148,000 to the Goldman Notes, including $79,000 interest payment.

As of June 30, 2019, there were no outstanding notes or interest owed to Mr. Goldman.

Toucan Notes

In 2017, Toucan Capital Fund III loaned the Company an aggregate amount of $1.2 million pursuant to multiple Demand Promissory Notes (the “Toucan Notes”). The Toucan Notes bear interest at 10% per annum, and are payable upon demand, with 7 days’ prior written notice to the Company.

During the six months ended June 30, 2019, the Company made $46,000 interest payment.

As of June 30, 2019, there were no outstanding notes or interest owed to Toucan Capital Fund III.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Board of Directors Notes

As of June 30, 2019, there were no outstanding notes or interest owed to the Company’s Board of Directors.

Advent BioServices Note

On September 26, 2018, Advent BioServices, a related party which was formerly part of Cognate BioServices and was spun off separately as part of an institutional financing of Cognate, provided a short-term loan to the Company in the amount of $65,000. The loan bears interest at 10% per annum, and is payable upon demand, with 7 days’ prior written notice to the Company.

This Note remains outstanding and unpaid. The principal and interest amount owed to Advent under this Note at June 30, 2019 was $63,000 and $5,000 based on the current exchange rate, respectively.

(9)

On May 28, 2019, the Company entered into a settlement agreement (the “Settlement”) with Cognate BioServices, resolving past matters and providing for restart of DCVax®-Direct Production.

Cognate agreed to reduce outstanding accounts payable by approximately $10 million, with some amounts related to periods of inactivity being cancelled and with $1.1 million being deferred until 2020 (the “Deferred Note”). As part of this overall settlement, the Company also provided a contingent note payable (the “Contingent Payable Derivative”) of $10 million, which is only payable upon the Company’s first financing after DCVax product approval in or outside the U.S. If such product approval has not been obtained by the seventh anniversary of the Contingent Payable Derivative, such Contingent Payable Derivative will expire without becoming payable. The Contingent Payable Derivative may be satisfied in whole or in part through conversion to equity if Cognate so elects on a Determination Date during the period from the date of the first application for product approval until 120 days after such application date. The Contingent Payable Derivative may also become payable in the event of an uncured event of default. The Contingent Payable Derivative bears interest rate at 6% per annum.

The following table summarizes the Settlement transaction which resulted $1.0 million gain from debt extinguishment (amount in thousands):

Accounts payable (in dispute)	$9,894
Upfront cash payment	(1,334)
Deferred installment note (net of $175 discount)	(981)
Contingent payable derivative *	(6,602)
Gain from debt extinguishment	$977
*see Note 4 for valuation details

(10)

On March 29, 2019, the Company entered into two 22-month notes (the “Notes”), with two different institutional investors, for a total of $4.4 million with an interest rate of 8% and a maturity date of January 29, 2021. The Notes carried an OID of 10%. Net funding to the Company is $4.0 million. The Note allows for optional prepayment by the Company, in the Company’s discretion.  If the Company elects to prepay the Notes, there will be a prepayment premium of 15%.  Monthly amortization payments of 1/14th of the total are payable from month 9 through 22, with a 10% premium.

In June 2019, the Company entered into two 21-month notes (the “Notes”), with two different institutional investors, for a total of $2.8 million with an interest rate of 8% and a maturity date in March 2021. The Notes carried an OID of 10%. Net funding to the Company is $2.5 million. The Note allows for optional prepayment by the Company, in the Company’s discretion.  If the Company elects to prepay the Notes, there will be a prepayment premium of 15%.  Monthly amortization payments of 1/14 th of the total are payable from month 7 through 21, with a 10% premium.

The outstanding interest for the above long-term notes was approximately $95,000 as of June 30, 2019.

The following table summarizes total interest expenses related to outstanding notes and mortgage loan for the three and six months ended June 30, 2019 and 2018, respectively (in thousands):

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

	For the three months ended		For the six months ended
	June 30,		June 30
	2019	2018	2019	2018
Interest expenses related to outstanding notes:
Contractual interest	$283	$358	$551	$743
Amortization on debt premium	-	(90)	-	(240)
Amortization of debt discount	367	307	663	584
Total interest expenses related to outstanding notes	650	575	1,214	1,087
Interest expenses related to outstanding notes to related parties:
Contractual interest	137	193	328	331
Amortization of debt discount	-	2,018	-	4,235
Total interest expenses related to outstanding notes to related parties	137	2,211	328	4,566
Interest expenses related to mortgage loan:
Contractual interest	-	316	-	639
Amortization of debt issuance costs	-	130	-	263
Total interest expenses on the mortgage loan	-	446	-	902
Interest expenses related to Series A convertible preferred stock	-	68		68
Other interest expenses	-	2	1	3
Total interest expense	$787	$3,302	$1,543	$6,626

The following table summarizes the Company’s contractual obligations on debt principal as of June 30, 2019 (amount in thousands):

	Payment Due by Period
		Less than	1 to 2
	Total	1 Year	Years
Short term convertible notes payable - related party
18% unsecured (in default)	$1,398	$1,398	$-
Short term convertible notes payable
6% unsecured	135	135	-
10% unsecured	500	500	-
Short term notes payable
8% unsecured	2,210	2,210	-
10% unsecured	4,238	4,238
12% unsecured	440	440	-
Short term notes payable - related parties
10% unsecured - (on demand)	63	63	-
Long term notes payable
0% unsecured	1,156	-	1,156
8% unsecured	7,165	-	7,165
Total	$17,305	$8,984	$8,321

9. Net Earnings (Loss) per Share Applicable to Common Stockholders

Basic earnings (loss) per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per common share is computed similar to basic earnings (loss) per common share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Diluted weighted average common shares include common stock potentially issuable under the Company’s convertible notes, warrants and vested and unvested stock options.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The following table sets forth the computation of earnings (loss) per share (amounts in thousands except per share data):

	For the three months ended		For the six months ended
	June 30,		June 30
	2019	2018	2019	2018
Net earnings (loss) - basic	$219	$(24,712)	$(20,727)	$(56,311)
Interest on convertible senior notes	125	-	-	-
Net earnings (loss) - diluted	$344	$(24,712)	$(20,727)	$(56,311)

Weighted average shares outstanding - basic	550,214	424,992	539,732	390,732
Warrants	27,854	-	-	-
Stock options	10,676	-	-	-
Convertible notes and accrued interest	8,631	-	-	-
Weighted average shares outstanding - diluted	597,375	424,992	539,732	390,732

The following securities were not included in the diluted net loss per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the six months ended
	June 30,
	2019	2018
Series A convertible preferred stock	-	32,187
Series B convertible preferred stock	-	75,059
Common stock options	100,159	97,192
Common stock warrants	349,991	356,844
Contingently issuable warrants	11,739	11,739
Share-settled debt and accrued interest, at fair value	-	11,046
Convertible notes and accrued interest	8,632	40,923
Potentially dilutive securities	470,521	624,990

10. Related Party Transactions

Advent BioServices Agreement

On May 14, 2018, the Company entered into a DCVax®-L Manufacturing and Services Agreement with Advent BioServices, a related party which was formerly part of Cognate BioServices and was spun off separately as part of an institutional financing of Cognate. The Advent Agreement provides for manufacturing of DCVax-L products for the European region. The Advent Agreement provides for a program initiation payment of approximately $1.0 million (£0.7 million), in connection with technology transfer and operations transfer from Germany to the U.K., to an existing facility in London, development of new Standard Operating Procedures (SOPs), training of new personnel, selection of new suppliers and auditing for GMP compliance, and other preparatory activities. Such initiation payment was fully paid by the Company as of December 31, 2018. The Advent Agreement provides for certain payments for achievement of milestones and, as is the case under the existing agreements with Cognate BioServices, the Company is required to pay certain fees for dedicated production capacity reserved exclusively for DCVax production, and pay for a certain minimum number of patients, whether or not the Company fully utilizes the dedicated capacity and number of patients. Either party may terminate the Advent Agreement at any time for any reason on twelve months’ notice. The notice period is designed to enable an effective transition and minimize or avoid interruption of product supply. During the twelve-month period, the Company will continue to pay the minimum fees and the applicable fees for any DCVax products beyond the minimums, and Advent will continue to produce the DCVax products. The parties are in discussions for an agreement relating to the design, engineering, equipment, SOPs, staff recruitment and training, specialized information technology systems, regulatory requirements and other aspects of the development of the manufacturing facility in Sawston, U.K.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Advent Expenses and Accounts Payable

The following table summarizes expenses incurred to related parties (i.e., amounts invoiced) during the three and six months ended June 30, 2019 and 2018 (amount in thousands) (some of which remain unpaid as noted in the second table below):

	For the three months ended		For the six months ended
	June 30,		June, 30
	2019	2018	2019	2018
Cognate BioServices, Inc. (related party until February 2018)	N/A	N/A	N/A	$873
Cognate BioServices GmbH	N/A	N/A	N/A	66
Cognate Israel	N/A	70	N/A	98
Advent BioServices	1,263	1,747	2,713	3,666
Total	$1,263	$1,817	$2,713	$4,703

The following table summarizes outstanding unpaid accounts payable held by related parties as of June 30, 2019 and December 31, 2018 (amount in thousands).  These unpaid amounts include part of the expenses reported in the table above and also certain expenses incurred in prior periods.

	June 30,	December 31,
	2019	2018
Accounts payable:
Advent BioServices	$536	$3,967

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

The Notes entered into in February through April 2018 were 15-day demand notes, and were intended as temporary bridge notes. However, the Notes remained unpaid and outstanding throughout the year. On November 11, 2018, the Company and Ms. Powers agreed to further extend forbearance on the notes to a maturity of one year following the respective funding dates. In consideration of the continuing forbearance, the Company agreed to issue warrants representing 50% of the repayment amounts of the Notes. The warrants were anticipated to have an exercise price of $0.35 per share, and have an exercise period of 2 years. However, the Company has not yet finalized the terms of the warrant agreement.

During the six months ended June 30, 2019, the Company made an aggregate payment of $4.7 million to the Convertible Notes, including $0.7 million interest payment.

As of June 30, 2019, $1.4 million of the $5.4 million principal amount of the February through April 2018 Notes remained unpaid and were past the end of the further forbearance period agreed last November. As such, the Notes were again in default, and the Company started to accrue interest using 18% annual rate from the default dates. The accrued unpaid interest associated with the Convertible Notes was approximately $12,000 as of June 30, 2019.

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

During the six months ended June 30, 2019, the Company made an aggregate payment of $148,000 on the Goldman Notes, including $79,000 interest payment.

As of June 30, 2019, there were no outstanding notes or interest owed to Mr. Goldman.

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

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

During the six months ended June 30, 2019, the Company made $46,000 interest payment.

As of June 30, 2019, there were no outstanding notes or interest owed to Toucan Capital Fund III.

Board of Directors - Demand Loans

As of June 30, 2019, there was no outstanding notes or interest owed to the Company’s Board of Directors.

Advent BioServices Note

On September 26, 2018, Advent BioServices, a related party which was formerly part of Cognate BioServices and was spun off separately as part of an institutional financing of Cognate, provided a short-term loan to the Company in the amount of $65,000. The loan bears interest at 10% per annum, and is payable upon demand, with 7 days’ prior written notice to the Company.

This Note remains outstanding and unpaid. The principal amount and accrued interest owed to Advent under this Note at June 30, 2019 was $63,000 and $5,000, respectively, based on the current exchange rate.

Interest expense for the six-month period ended June 30, 2019 and 2018 associated with related party loans was approximately $0.3 million and $4.6 million, respectively.

11. Stockholders’ Deficit

Debt Conversion

During the six months ended June 30, 2019, the Company converted debt of approximately $3.7 million principal and $0.3 million accrued interest into approximately 17.5 million shares of common stock at fair value of $5.0 million. The Company recorded an approximate $1.0 million debt extinguishment loss from the conversion.

Warrants Exercised for Cash

During the six months ended June 30, 2019, the Company issued 9.5 million shares of common stock from warrants exercised for cash. The Company received $2.2 million cash.

Shares Settlement

On May 28, 2019, the Company entered into a settlement agreement with Cognate BioServices, resolving past matters and providing for restart of DCVax®-Direct Production (see Note 8).

As part of the settlement agreement, the number of shares of the Company’s stock which the Company was to issue to Cognate was substantially reduced: 52 million shares of the Company’s stock which the Company had previously agreed to issue to Cognate were reduced to 12 million shares. The Company considers the reduction in shares owed to Cognate a modification. Because the 52 million shares were never issued and the modification, which resulted in a decrease in fair value, is not a forfeiture, previously recognized expense related to services performed by Cognate is not reversed in connection with this modification. The Company recorded $12,000 in common par and reduced same amount in additional paid in capital.

Stock-based Compensation

During the six months ended June 30, 2019, the Company issued 200,000 shares of common stock to David Innes, the Company’s vice president investor relations pursuant to his employment agreement in February 2019. The Company recorded $48,000 stock-based compensation expense based on fair value on February 18, 2019, which was the effective date of his employment.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Common Stock Purchase Warrants

The following is a summary of warrant activity for the six months ended June 30, 2019 (in thousands, except per share data):

	Number of	Weighted Average	Remaining
	Warrants	Exercise Price	Contractual Term
Outstanding as of January 1, 2019	372,153	$0.29	1.97
Warrants exercised for cash	(9,532)	0.23
Warrants expired and cancellation	(891)	0.19
Outstanding as of June 30, 2019	361,730	$0.29	1.47

12. Commitments and Contingencies

U.S. Securities and Exchange Commission

As previously reported, the Company has received a number of formal information requests (subpoenas) from the SEC regarding several broad topics that have been previously disclosed, including the Company’s membership on Nasdaq and delisting, related party matters, the Company’s programs, internal controls, the Company’s Special Litigation Committee, disclosures and the publication of interim clinical trial data. Testimony of certain officers and third parties has been taken as well. The Company has been cooperating with the SEC investigation.  As hoped, the investigation is winding to a conclusion.  After investigation of a broad array of issues over the past two-plus years, the SEC Staff has informed us preliminarily that they have concerns in regard to two issues, relating to the Company’s internal controls over financial reporting and the adequacy of certain disclosures made in the past.  We have previously disclosed material weaknesses in our internal controls.  As for disclosures, we believe our disclosures complied with applicable law.  Despite our belief that the Staff should close the investigation, there can be no assurance that the Staff will not recommend some action involving the Company and/or individuals. The Company is in discussions with the Staff about resolving the issue concerning internal controls weaknesses.  Despite this potentially positive outcome, the Company cannot yet assure any particular outcome or any ultimate liability resulting from this investigation.

13. Subsequent Events

On July 15, 2019, the Company issued an aggregate of 11,782,609 shares of our common stock at a purchase price of $0.23 per share to certain institutional investors in a registered direct offering (the “Offering”). 1,333,043 shares of the total 11,782,609 shares were issued from conversion of an existing loan and related accrued interest for the amount of $306,000. The net proceeds of the Offering were approximately $2.2 million, after deducting offering expenses payable by the Company.

Between July 2019 and August 2019, the Company converted debt of approximately $0.7 million principal and $25,000 accrued interest into approximately 3.6 million shares of common stock at fair value of $0.9 million. The Company recorded an approximate $0.2 million debt extinguishment loss from the conversion.

On August 1, 2019, the Company issued 640,000 shares of common stock at fair value of $141,000 to an external consultant for services provided to research and development.

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

The Board approved a 5.5 million option pool to various external manufacturing parties (Advent BioServices, the Royal Free Hospital, Fraunhofer and other consultants) in December 2018. We have not allocated the options to the individual manufacturing parties but anticipate doing so during the latter half of 2019.

General and administrative:

General and administrative expenses include administrative personnel related salary and benefit expenses, cost of facilities, insurance, travel, legal support, property and equipment and amortization of stock options and warrants.

Three Months Ended June 30, 2019 and 2018

We recognized net income of $0.2 million for the three months ended June 30, 2019, and net loss of $21.2 million for the three months ended June 30, 2018.

Research and Development Expense

For the three months ended June 30, 2019 and 2018, research and development expense was $3.3 million and $5.3 million, respectively. The decrease was due to a reduction in expenses incurred from Advent BioServices compared to last year. We also incurred less cost under stock-based compensation compared to last year. We recorded approximately $0.9 million of stock-based compensation under research and development expenses during the three months ended June 30, 2018.

The following table summarizes outstanding balance under accounts payable and outstanding principal amount of notes payable to related parties for services related to the Company’s research and development activities as of June 30, 2019 and December 31, 2018 (amount in thousands):

	June 30	December 31,
	2019	2018
Accounts payable:
Advent BioServices	$536	$3,967

Demand Loan:
Linda Powers (1)	$1,398	$5,400
Advent BioServices (2)	63	65
Total	$1,461	$5,465

(1)	Cash loaned by our CEO was used for operations, including research and development expenses. The amount represents principal only.
(2)	The amount represents principal only.

The following table summarizes expenses incurred (i.e., amounts invoiced, which have only been partly paid) to related parties during the three months ended June 30, 2019 and 2018 (amount in thousands):

	For the three months ended
	June 30,
	2019	2018
Cognate Israel	N/A	70
Advent BioServices	1,263	1,747
Total	$1,263	$1,817

General and Administrative Expense

General and administrative expenses were $3.0 million and $14.4 million for three months ended June 30, 2019 and 2018, respectively. The decrease compared with 2018 was primarily due to the absence of new stock-based compensation in this period in 2019, compared with the issuance of stock options to our officers and directors (covering multiple years of performance) in 2018. We recorded approximately $10.7 million of stock-based compensation under general and administrative expenses during the three months ended June 30, 2018.

Legal Expenses

Legal costs were $0.9 million for both the three months ended June 30, 2019 and three months ended June 30, 2018.

Change in fair value of derivatives

During the three months ended June 30, 2019 and 2018, we recognized a non-cash gain of $7.2 million and a non-cash gain of $6.3 million, respectively. The gain was primarily due to the decrease of stock price at June 30, 2019 compared to March 31, 2019.

Gain (Loss) from Extinguishment of Debt

During the three months ended June 30, 2019, we converted debt of approximately $1.6 million principal and $0.2 million accrued interest into approximately 6.6 million shares of common stock at fair value of $2.0 million. We recorded an approximate $0.2 million debt extinguishment loss from the conversion.

During the three months ended June 30, 2019, we entered into a settlement agreement with Cognate BioServices to settle certain outstanding invoices. We recorded approximately $1.0 million gain from this settlement.

During the three months ended June 30, 2018, we converted approximately $1.4 million principal and $0.1 million accrued interest into approximately 9.5 million shares of common stock at fair value of $2.3 million. We recorded an approximate $0.8 million debt extinguishment loss from the conversion.

Interest Expense

During the three months ended June 30, 2019 and 2018, we recorded interest expense of $0.8 million and $3.3 million, respectively. We recorded approximately $2.0 million debt discount amortization cost on Ms. Powers’ Notes during the three months ended June 30, 2018.

Foreign currency transaction gain

During the three months ended June 30, 2019 and 2018, we recognized foreign currency transaction loss of $0.3 million and $3.0 million, respectively. The loss was due to the weakening of the British pound sterling relative to the U.S. dollar. The fluctuation on the foreign currency during the three months ended June 30, 2019 was less than in the three months ended June 30, 2018.

Six Months Ended June 30, 2019 and 2018

We recognized a net loss of $20.7 million and $42.7 million for the six months ended June 30, 2019 and 2018, respectively. Net cash used in operations was $19.4 million and $16.4 million for the six months ended June 30, 2019 and 2018, respectively, including payment of substantial amounts of accumulated current and past payables in the six months ended June 30, 2019.

Research and Development Expense

For the six months ended June 30, 2019 and 2018, research and development expense was $6.3 million and $10.0 million, respectively. The decrease was primarily due to a reduction in expenses incurred to Advent BioServices and some other major third party vendors compared to last year. We also incurred less cost under stock-based compensation compared to last year. We recorded approximately $1.1 million of stock-based compensation under research and development expenses during the six months ended June 30, 2018.

The following table summarizes expenses incurred (i.e., amounts invoiced, which have only been partly paid) to related parties during the six months ended June 30, 2019 and 2018 (amount in thousands):

	For the six months ended
	June, 30
	2019	2018
Cognate BioServices, Inc. (related party until February 2018) *	N/A	$873
Cognate BioServices GmbH	N/A	66
Cognate Israel	N/A	98
Advent BioServices	2,713	3,666
Total	$2,713	$4,703

* We made $2 million cash payment to Cognate BioServices, Inc. pursuant to the settlement agreement entered into on May 21, 2019.

General and Administrative Expense

General and administrative expenses were $6.6 million and $17.5 million for six months ended June 30, 2019 and 2018, respectively. The decrease compared with 2018 was primarily due to the absence of new stock option grants in 2019, compared with the grants of stock options to our officers and directors (covering multiple years of performance) in 2018. We recorded approximately $10.7 million of stock-based compensation under general and administrative expenses during the three months ended June 30, 2018.

Legal Expenses

Legal costs were $2.5 million for the six months ended June 30, 2019 versus $2.1 million for the six months ended June 30, 2018.

Change in fair value of derivatives

During the six months ended June 30, 2019 and 2018, we recognized a non-cash loss of $4.8 million and $5.1 million, respectively, primarily due to the increase of stock price as of June 30, 2019 compared to December 31, 2018.

Gain (Loss) from Extinguishment of Debt

During the six months ended June 30, 2019, the Company converted debt of approximately $3.7 million principal and $0.3 million accrued interest into approximately 17.5 million shares of common stock at fair value of $5.0 million. The Company recorded an approximate $1.0 million debt extinguishment loss from the conversion.

During the six months ended June 30, 2019, we entered into a settlement agreement with Cognate BioServices to settle certain outstanding invoices. We recorded approximately $1.0 million gain from this settlement.

During the six months ended June 30, 2018, the Company converted approximately $3.1 million principal and $0.2 million accrued interest into approximately 14.5 million shares of common stock at fair value of $3.9 million. The Company recorded an approximate $0.6 million debt extinguishment loss from the conversion.

Interest Expense

During the six months ended June 30, 2019 and 2018, we recorded interest expense of $1.5 million and $6.6 million, respectively. We recorded approximately $4.2 million debt discount amortization cost on Ms. Powers’ Notes during the six months ended June 30, 2018.

Foreign currency transaction gain

During the six months ended June 30, 2019 and 2018, we recognized foreign currency transaction gain of $43,000 and a foreign currency transaction loss of $1.2 million, respectively. The loss was due to the less strengthening of the British pound sterling relative to the U.S. dollar. The fluctuation on the foreign currency during the three months ended June 30, 2019 was less than in the three months ended June 30, 2018.

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

Contingent Contractual Payment

The following table summarizes our contractual obligations as of June 30, 2019 (amount in thousands):

	Payment Due by Period
		Less than	1 to 2
	Total	1 Year	Years
Short term convertible notes payable - related party (1)
10% unsecured	$1,410	$1,410	$-
Short term convertible notes payable (2)
10% unsecured	550	550	-
Short term notes payable (3)
8% unsecured	2,223	2,223	-
10% unsecured	4,662	4,662
12% unsecured	545	545	-
Short term notes payable - related parties (4)
10% unsecured - (on demand)	68	68	-
Long term notes payable (5)
0% unsecured	1,156	-	1,156
8% unsecured	8,216	-	8,216
Operating leases (6)	8,443	2,635	5,808
Purchase obligation (7)
Total	$27,273	$12,093	$15,180

(1) The principal amount of the obligations related to short term convertible notes to Linda Powers were approximately $1.4 million as of June 30, 2019, which included contractual unpaid interest of $12,000. The Notes were entered into in February through April 2018 as 15-day demand notes, and were intended to be short-term bridge notes. However, the Notes remained unpaid and outstanding throughout 2018. On November 11, 2018, the Company and Ms. Powers agreed to further extend forbearance on the notes to a maturity of one year following the respective funding dates. In consideration of the continuing forbearance, the Company agreed to issue warrants representing 50% of the repayment amounts of the Notes for the loans from Ms. Powers. The warrants were anticipated to have an exercise price of $0.35 per share, and have an exercise period of 2 years. However, the Company has not yet finalized the key terms of this agreement.  Therefore, the Company has not recorded the impact of this modification as of June 30, 2019.

(2) The obligations related to short term convertible notes were approximately $0.6 million as of June 30, 2019, which included remaining contractual unpaid interest of $50,000.

(3) The obligations related to short term notes were approximately $7.4 million as of June 30, 2019, which included remaining contractual unpaid interest of $0.5 million.

(4) The obligations related to short term notes to related parties were approximately $68,000 as of June 30, 2019, which included unpaid interest of $5,000 owed to Advent BioServices, Ltd. The obligations included loans of $63,000 from Advent BioServices, Ltd.

(5) The obligations related to long term notes were approximately $9.4 million as of June 30, 2019, which included remaining contractual unpaid interest of $1.1 million.

(6) The operating lease obligations during the next 2 years included $495,000, $8,000 (6 months remaining term) and $23,000 to our offices in Maryland, Germany and London, respectively. Approximately $0.7 million lease obligations during the next 2 years (the first year is rent-free) related to the Vision Centre in the U.K. that we leased back in December 2018. We also included approximately $7.2 million of anticipated payments to Advent BioServices, which represents the next 2 years’ obligation. The remaining contract term as of June 30, 2019 was approximately 4 years under the Manufacturing Services Agreement with Advent.

(7) We have possible contingent obligations to pay certain fees to Cognate BioServices (in addition to any other remedies) if we shut down or suspend its DCVax-L program or DCVax-Direct program.  These obligations are not reflected in the accompanying balance sheets.

For a shut down or suspension of the DCVax-Direct program,at Cognate the Company must give 3 months’ advance notice.

For a shut down or suspension of the DCVax-L program at Cognate, the fees will be as follows:

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

•

At any time after receiving product approval for DCVax®-L in any jurisdiction, the fee shall be $5 million.

For a shut down or suspension of the DCVax-L program at Advent, the Company must give 12 months’ advance notice.

As of June 30, 2019, no shut-down or suspension fees were triggered.

While our DCVax programs are ongoing, under our agreements with Cognate we are required to pay certain fees for dedicated production suites or capacity reserved exclusively for DCVax production, and pay for a certain minimum number of patients, whether or not we fully utilize the dedicated capacity and number of patients. The same is the case under our agreement with Advent. As previously reported, we recently settled certain disputed amounts that had been invoiced to us by Cognate.

Operating Activities

During the six months ended June 30, 2019 and 2018, net cash outflows from operations were $19.4 million and $16.4 million, respectively. The increase in cash used in operating activities was primarily attributable to the increase in the levels of activity in our ongoing clinical programs, as well as payment of substantial accumulated payables.

Financing Activities

During the six months ended June 30, 2019, we did not issue any new preferred stock, common stock or warrants. During the six months ended June 30, 2018, we received approximately $8.1 million cash proceeds from issuance of preferred stock, common stock and warrants in a public offering.

We received $2.2 million and $2.1 million from the exercise of warrants during the six months ended June 30, 2019 and 2018, respectively.

We received approximately $6.5 million from third parties during the six months ended June 30, 2019, and $9.1 million cash proceeds from issuances of debt to third parties and related parties during the six months ended June 30, 2018.

We made aggregate debt payments of $4.8 million and $3.0 million during the six months ended June 30, 2019 and 2018, respectively.

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

Based on our analysis, as of June 30, 2019, the effect of a 100+/- basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss are considered immaterial.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Certain of our Company’s finance and accounting functions are performed by an external firm on a contract services basis. This firm specializes in providing finance and accounting functions for biotech companies, and the founders and senior managers are highly experienced former partners of national accounting firms. Further, the Company is engaged with a second external firm: one that specializes in Sarbanes-Oxley matters and helping public companies improve their controls and procedures. Together with these two external firms, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on the evaluation of our disclosure controls and procedures, our principal executive, financial and accounting officer concluded that during the period covered by this report, our Company’s processes for internally reporting material information in a systematic manner to allow for timely filing of material information were not effective, due to inherent limitations from being a small company, and the three material weaknesses described in our Form 10-K for 2018, filed on April 2, 2019, remain as of the filing of this Form 10-Q.  The Company has expanded its efforts to further strengthen its processes through the creation, adoption, and implementation of new policies designed to address two of the three weaknesses:  an employee performance policy and a policy on financial operations objectives. The Company also continues to work to define and execute new information technology controls to address the third of three weaknesses.  This relates to information technology controls which were identified as a weakness for the first time during Q1 of this year (for 2018), when the Company underwent its first SOX Section 404(b) more comprehensive evaluation of internal controls.

Changes in Internal Control over Financial Reporting

There have been changes in our internal controls over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Effective January 1, 2019, we adopted Accounting Standards Update (“ASU”) No 2016-02, Leases (Topic 842). ASC Topic 842 requires management to make significant judgments and estimates. As a result, we implemented changes to our internal controls related to lease evaluation during the six months ended June 30, 2019. These changes include updated accounting policies affected by ASC Topic 842 as well as redesigned internal controls over financial reporting related to ASC Topic 842 implementation. Additionally, management has expanded data gathering procedures to comply with the additional disclosure requirements and ongoing contract review requirements.

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

NORTHWEST BIOTHERAPEUTICS, INC

Dated: August 9, 2019	By:	/s/ Linda F. Powers
		Name:	Linda F. Powers

		Title:	President and Chief Executive Officer
Principal Executive Officer
Principal Financial and Accounting Officer

