Form 10-Q
period 2019-09-30
NORTHWEST BIOTHERAPEUTICS INC
filed 2019-11-12
CIK 1072379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 11, 2019, the total number of shares of common stock, par value $0.001 per share, outstanding was 597,061,801.

NORTHWEST BIOTHERAPEUTICS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$1,970	$22,224
Prepaid expenses and other current assets	2,602	1,574
Total current assets	4,572	23,798

Non-current assets:
Property, plant and equipment, net	365	108
Right-of-use asset, net	4,455	-
Other assets	753	761
Total non-current assets	5,573	869

TOTAL ASSETS	$10,145	$24,667

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$6,609	$15,506
Accounts payable and accrued expenses to related parties and affiliates	788	4,588
Convertible notes, net	632	1,863
Convertible notes to related party	-	5,400
Notes payable, net	6,310	7,155
Notes payable to related party	61	393
Shares payable	138	138
Contingent payable derivative liability	7,015	-
Warrant liability	31,579	29,995
Lease liabilities	291	-
Deferred profit on sale-leaseback transaction	-	4,802
Total current liabilities	53,423	69,840

Non-current liabilities:
Note payable, net of current portion, net	6,652	1,986
Lease liabilities, net of current portion	4,605	-
Total non-current liabilities	11,257	1,986

Total liabilities	64,680	71,826

COMMITMENTS AND CONTINGENCIES (Note 12)

Stockholders' deficit:
Preferred stock ($0.001 par value); 100,000,000 shares authorized as of September 30, 2019 and December 31, 2018, respectively	-	-
Common stock ($0.001 par value); 1,200,000,000 shares authorized; 582.8 million and 523.2 million shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	583	523
Additional paid-in capital	789,449	775,741
Stock subscription receivable	(10)	(10)
Accumulated deficit	(846,580)	(824,413)
Accumulated other comprehensive income	2,023	1,000
Total stockholders' deficit	(54,535)	(47,159)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$10,145	$24,667

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Research and other	$593	$453	$1,513	$863
Total revenues	593	453	1,513	863
Operating costs and expenses:
Research and development	3,409	4,296	9,704	14,311
General and administrative	2,838	3,531	9,413	20,985
Legal expenses	802	1,945	3,255	4,056
Total operating costs and expenses	7,049	9,772	22,372	39,352
Loss from operations	(6,456)	(9,319)	(20,859)	(38,489)
Other income (expense):
Change in fair value of derivative liabilities	2,460	24,358	(2,360)	19,220
Loss from extinguishment of debt	(504)	(229)	(508)	(830)
Interest expense	(724)	(1,596)	(2,267)	(8,222)
Foreign currency transaction loss	(1,018)	(636)	(975)	(1,823)
Total other income (loss)	214	21,897	(6,110)	8,345
Net income (loss)	$(6,242)	$12,578	$(26,969)	$(30,144)
Deemed dividend on convertible preferred stock	-	(4,175)	-	(17,765)
Net income (loss) applicable to common stockholders	$(6,242)	$8,403	$(26,969)	$(47,909)
Other comprehensive income
Foreign currency translation adjustment	892	301	1,023	982
Total comprehensive income (loss)	$(5,350)	$12,879	$(25,946)	$(29,162)
Net earnings (loss) per share applicable to common stockholders
Basic	$(0.01)	$0.02	$(0.05)	$(0.12)
Diluted	$(0.01)	$0.02	$(0.05)	$(0.12)
Weighted average shares used in computing basic earnings (loss) per share	577,130	461,040	552,335	414,426
Weighted average shares used in computing diluted earnings (loss) per share	577,130	516,300	552,335	414,426

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(Unaudited)

	For the Three Months Ended September 30, 2019
			Additional			Accumulated Other	Total
	Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders'
	Shares	Par value	Capital	Receivable	Deficit	Income	Deficit
Balance at July 1, 2019	562,462	$562	$785,648	$(10)	$(840,338)	$1,131	$(53,007)
Issuance of common stock and warrants for cash in a registered direct offering (net of $1.0 million warrant liability and $0.2 million cash offering cost)	10,450	11	1,199	-	-	-	1,210
Issuance of common stock and warrants for conversion of debt and accrued interest	8,736	9	2,034	-	-	-	2,043
Stock-based compensation	1,140	1	568	-	-	-	569
Net loss	-	-	-	-	(6,242)	-	(6,242)
Cumulative translation adjustment	-	-	-	-	-	892	892
Balance at September 30, 2019	582,788	$583	$789,449	$(10)	$(846,580)	$2,023	$(54,535)

	For the Nine Months Ended September 30, 2019
			Additional			Accumulated Other	Total
	Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders'
	Shares	Par value	Capital	Receivable	Deficit	Income	Deficit
Balance at January 1, 2019	523,232	$523	$775,741	$(10)	$(824,413)	$1,000	$(47,159)
Issuance of common stock and warrants for cash in a registered direct offering (net of $1.0 million warrant liability and $0.2 million cash offering cost)	10,450	11	1,199	-	-	-	1,210
Warrants exercised for cash	9,532	9	2,210	-	-	-	2,219
Reclassification of warrant liabilities related to warrants exercised for cash	-	-	1,759	-	-	-	1,759
Issuance of common stock and warrants for conversion of debt and accrued interest	26,234	27	6,993	-	-	-	7,020
Stock-based compensation	1,340	1	1,559	-	-	-	1,560
Cumulative effect of adopting new accounting standard	-	-	-	-	4,802	-	4,802
Issuance of common shares in connection with a settlement agreement	12,000	12	(12)	-	-	-	-
Net loss	-	-	-	-	(26,969)	-	(26,969)
Cumulative translation adjustment	-	-	-	-	-	1,023	1,023
Balance at September 30, 2019	582,788	$583	$789,449	$(10)	$(846,580)	$2,023	$(54,535)

	For the Three Months Ended September 30, 2018
			Additional			Accumulated Other	Total
	Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders'
	Shares	Par value	Capital	Receivable	Deficit	Income	Equity (Deficit)
Balance at July 1, 2018	444,583	$444	$746,509	$-	$(831,341)	$84	$(84,304)
Issuance of common stock for conversion of Series A convertible preferred stock	32,187	32	7,131	-	-	-	7,163
Deemed dividend on conversion of Series A convertible preferred stock to common stock	-	-	(982)	-	-	-	(982)
Issuance of common stock for conversion of Series B convertible preferred stock	23,050	23	17,513	(10)	-	-	17,526
Deemed dividend on conversion of Series B convertible preferred stock to common stock	-	-	(3,193)	-	-	-	(3,193)
Conversion of share settled debt into common stock	2,500	3	705	-	-	-	708
Issuance of common stock and warrants for conversion of debt and accrued interest	7,794	8	1,600	-	-	-	1,608
Stock-based compensation	-	-	1,456	-	-	-	1,456
Net income	-	-	-	-	12,578	-	12,578
Cumulative translation adjustment	-	-	-	-	-	301	301
Balance at September 30, 2018	510,114	$510	$770,739	$(10)	$(818,763)	$385	$(47,139)

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) - CONTINUED

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30, 2018
			Additional			Accumulated Other
	Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders'
	Shares	Par value	Capital	Receivable	Deficit	Income (loss)	Equity (Deficit)
Balance at January 1, 2018	328,857	$329	$721,554	$-	$(788,619)	$(597)	$(67,333)
Issuance of common stock and warrants for cash in a registered direct offering	4,000	4	696	-	-	-	700
Issuance of common stock for conversion of Series A convertible preferred stock	100,141	100	18,938	(109)	-	-	18,929
Deemed dividend on conversion of Series A convertible preferred stock to common stock	-	-	(10,892)	-	-	-	(10,892)
Beneficial conversion feature of Series B convertible preferred stock	-	-	2,086	-	-	-	2,086
Deemed dividend related to immediate accretion of beneficial conversion feature of Series B convertible preferred stock	-	-	(2,086)	-	-	-	(2,086)
Issuance of common stock for conversion of Series B convertible preferred stock	32,491	33	19,674	(10)	-	-	19,697
Deemed dividend on conversion of Series B convertible preferred stock to common stock	-	-	(4,787)	-	-	-	(4,787)
Warrants exercised for cash	8,957	9	2,110	-	-	-	2,119
Reclassification of warrant liabilities related to warrants exercised for cash	-	-	2,177	-	-	-	2,177
Conversion of share settled debt into common stock	13,300	13	2,440	-	-	-	2,453
Issuance of common stock and warrants for conversion of debt and accrued interest	22,268	22	5,500	-	-	-	5,522
Reclass between accrued interest and subscription receivable	-	-	-	9	-	-	9
Proceeds from investor to offset subscription receivable	-	-	-	100	-	-	100
Stock-based compensation	100	-	13,329	-	-	-	13,329
Net loss	-	-	-	-	(30,144)	-	(30,144)
Cumulative translation adjustment	-	-	-	-	-	982	982
Balance at September 30, 2018	510,114	$510	$770,739	$(10)	$(818,763)	$385	$(47,139)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the nine months ended
	September 30,
	2019	2018
Cash Flows from Operating Activities:
Net Loss	$(26,969)	$(30,144)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	16	1,063
Amortization of debt discount	1,020	5,882
Amortization of debt premium	-	(319)
Change in fair value of derivatives	2,360	(19,220)
Loss from extinguishment of debt	508	830
Amortization of operating lease right-of-use asset	435	-
Stock-based compensation related to warrants modification	3	141
Stock-based compensation for services	1,560	13,329
Subtotal of non-cash charges	5,902	1,706
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,059)	428
Other non-current assets	(23)	(55)
Accounts payable and accrued expenses	62	4,493
Related party accounts payable and accrued expenses	(3,800)	3,164
Lease liabilities	6	-
Net cash used in operating activities	(25,881)	(20,408)
Cash Flows from Investing Activities:
Purchase of equipment	(246)	-
Net cash used in investing activities	(246)	-
Cash Flows from Financing Activities:
Proceeds from issuance of Series A convertible preferred stock and warrants	-	527
Proceeds from issuance of Series B convertible preferred stock and warrants, net	-	6,594
Proceeds from issuance of common stock and warrants in a registered direct offering, net	2,241	1,000
Proceeds from private offering (shares payable)	-	138
Proceeds from investor to offset subscription receivable	-	100
Proceeds from exercise of warrants	2,219	2,119
Proceeds from warrants modification	7	-
Proceeds from issuance of notes payable, net	6,500	5,701
Proceeds from issuance of notes payable to related party	-	95
Proceeds from issuance of convertible notes payable to related party	-	5,400
Repayment of notes payable	(420)	(2,200)
Repayment of notes payable to related parties	(329)	(782)
Repayment of convertible notes payable to related parties	(5,400)	-
Net cash provided by financing activities	4,818	18,692
Effect of exchange rate changes on cash and cash equivalents	1,055	1,847
Net (decrease) increase in cash and cash equivalents	(20,254)	131

Cash and cash equivalents, beginning of the period	22,224	117
Cash and cash equivalents, end of the period	$1,970	$248

Supplemental disclosure of cash flow information
Interest payments on mortgage loan	$-	$(935)
Interest payments on notes payable	$(43)	$-
Interest payments on notes payable to related party	$(177)	$(27)
Interest payments on convertible notes payable to related party	$(795)	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the nine months ended
	September 30,
	2019	2018
Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock for conversion of Series A convertible preferred stock	$-	$18,929
Deemed dividend on conversion of Series A convertible preferred stock to common stock	$-	$10,892
Beneficial conversion feature of Series B convertible preferred stock	$-	$2,086
Deemed dividend related to immediate accretion of beneficial conversion feature of Series B convertible preferred stock	$-	$2,086
Issuance of common stock for conversion of Series B convertible preferred stock	$-	$19,697
Deemed dividend on conversion of Series B convertible preferred stock to common stock	$-	$4,787
Reclassification of warrant liabilities related to warrants exercised for cash	$1,759	$2,177
Conversion of share settled debt into common stock	$-	$2,453
Issuance of common stock and warrants for conversion of debt and accrued interest	$5,533	$4,692
Conversion of outstanding accounts payables to note payable and contingent payable	$8,560	$-
Issuance of common shares in connection with a settlement agreement	$12	$-
Offering cost related to warrant liability	$1,031	$-
Warrants and contingently issuable warrants associated with convertible notes payable to related party	$-	$4,217
Issuance of warrants in conjunction with note payable		$67
Conversion of note payable to offset Series A convertible preferred stock subscription receivable	$-	$500
Conversion of interest payable to offset Series A convertible preferred stock subscription receivable	$-	$71
Accrued renewal fee incurred from mortgage loan		$212
Reclass between accrued interest and subscription receivable	$-	$9

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

2. Financial Condition, Going Concern and Management Plans

The Company has incurred annual net operating losses since its inception. The Company had a net loss of $27.0 million for the nine months ended September 30, 2019. The Company used approximately $25.9 million of cash in its operating activities for the nine months ended September 30, 2019.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of September 30, 2019, condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2019 and 2018, condensed consolidated statement of stockholders’ deficit for the three and nine months ended September 30, 2019 and 2018, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of results to be expected for the year ending December 31, 2019 or for any future interim period. The condensed consolidated balance sheet at December 31, 2018 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2018 and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on April 2, 2019.

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

Level 1 - Unadjusted quoted prices in active markets for identical instruments that are accessible by the Company on the measurement date

Level 2 - Quoted prices in markets that are not active or inputs which are either directly or indirectly observable

Level 3 - Unobservable inputs for the instrument requiring the development of assumptions by the Company

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of September 30, 2019 and December 31, 2018 (in thousands):

	Fair value measured at September 30, 2019
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	September 30, 2019	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$31,579	$-	$-	$31,579
Contingent payable derivative liability	7,015	-	-	7,015
Total fair value	$38,594	$-	$-	$38,594

	Fair value measured at December 31, 2018
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$29,995	$-	$-	$29,995
Embedded conversion feature	357	-	-	357
Total fair value	$30,352	$-	$-	$30,352

There were no transfers between Level 1, 2 or 3 during the nine-month period ended September 30, 2019.

The following table presents changes in Level 3 liabilities measured at fair value for the nine-month period ended September 30, 2019. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

			Embedded
	Warrant	Contingent Payable	Conversion
	Liability	Derivative Liability	Feature	Total
Balance – January 1, 2019	$29,995	$-	$357	$30,352
Additional contingent liability in connection with a settlement agreement	-	6,602	-	6,602
Additional warrant liability	1,042	-	-	1,042
Extinguishment of derivative liabilities	-	-	(3)	(3)
Extinguishment of warrant liabilities related to warrants exercised for cash	(1,759)	-	-	(1,759)
Change in fair value	2,301	413	(354)	2,360
Balance – September 30, 2019	$31,579	$7,015	$-	$38,594

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities and embedded conversion feature that are categorized within Level 3 of the fair value hierarchy as of September 30, 2019 and December 31, 2018 is as follows:

	As of September 30, 2019		As of December 31, 2018
	Warrant	Contingent Payable	Warrant	Embedded
	Liability	Derivative Liability	Liability	Conversion Feature
Strike price	$0.28	$0.25 *	$0.29	$0.44
Contractual term (years)	1.5	0.6	2.2	1.5
Volatility (annual)	82%	71%	85%	85%
Risk-free rate	2%	2%	3%	3%
Dividend yield (per share)	0%	0%	0%	0%

* The strike price related to the derivative liability associated with the contingent payable as of September 30, 2019 is contingent based on the market price.

5. Stock-based Compensation

During the nine months ended September 30, 2019, the Company issued approximately 1.3 million shares of its common stock for service providers. The Company recorded approximately $0.3 million of stock-based compensation expense based on the fair value on the grant date.

The following table summarizes stock option activity for the Company’s option plans during the nine months ended September 30, 2019 (amount in thousands, except per share number):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value
Outstanding as of January 1, 2019	100,159	$0.24	9.3	$-
Granted	1,500	$0.21	9.9	$-
Outstanding as of September 30, 2019	101,659	$0.24	8.6	$2,851
Options vested and exercisable as of September 30, 2019	92,378	$0.24	8.5	$2,543

During the nine months ended September 30, 2019, the Company issued 1.5 million stock options with grant date fair value of approximately $327,000. The Options will vest on a pro rata monthly basis over the first 36 months. The exercise price of the options is $0.21, and the exercise period will be 10 years.

The Company also agreed to issue another 1.5 million stock options which will vest on certain performance criteria, which remain to be determined by the parties. The Company does not consider such performance options to be granted until such performance criteria is determined in accordance with ASC 718.

The following assumptions were used to compute the fair value of stock options granted during the nine months ended September 30, 2019:

For the Nine
Months Ended
September 30, 2019
Exercise price	$0.23
Expected price volatility	93%
Risk free interest rate	2.9%
Expected term	5.0-6.5

The following table summarizes stock-based compensation expense for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Research and development	$221	$451	$394	$1,575
General and administrative (1)	351	1,006	1,169	11,895
Total stock-based compensation expense	$572	$1,457	$1,563	$13,470

(1)	The general and administrative expense during the three months and nine months ended September 30, 2019 is related to applicable vesting portion of stock options awards made in the past to directors and employees.

The total unrecognized compensation cost was approximately $0.6 million as of September 30, 2019, and will be recognized over the next 3 years.

6. Property & Equipment

Property and equipment consist of the following at September 30, 2019 and December 31, 2018 (in thousands):

	September 30,	December 31,	Estimated
	2019	2018	Useful Life
Leasehold improvements	$102	$81	Lesser of lease term or estimated useful life
Office furniture and equipment	58	25	3 years
Computer equipment and software	787	599	3 years
Land in the United Kingdom	84	86	NA
	1,031	791
Less: accumulated depreciation	(666)	(683)
Total property, plant and equipment, net	$365	$108

Depreciation expenses were approximately $8,000 and $341,000 for the three months ended September 30, 2019 and 2018 and were approximately $16,000 and $1.1 million for the nine months ended September 30, 2019 and 2018.

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

The Company has operating leases for corporate offices in the U.S., U.K., Germany and the Netherlands, and for manufacturing facilities in the U.K. Leases with an initial term of 12 months or less are not recorded in the balance sheet. The Company has elected the practical expedient to account for each separate lease component of a contract and its associated non-lease components as a single lease component, thus causing all fixed payments to be capitalized. The Company also elected the package of practical expedients permitted within the new standard, which among other things, allows the Company to carry forward historical lease classification. The renewal options have not been included in the calculation of the lease liabilities and ROU as the Company is not reasonably certain to exercise the options. Variable lease payment amounts that cannot be determined at the commencement of the lease such as increases in lease payments based on changes in index rates or usage, are not included in the ROU assets or liabilities. These are expensed as incurred and recorded as variable lease expense.

At September 30, 2019, the Company had operating lease liabilities of approximately $4.9 million for both the 20-year lease of the building for the manufacturing facility in Sawston, U.K., and the current office lease in the U.S. and ROU of approximately $4.5 million for the Sawston lease and US office lease, which were included in the condensed consolidated balance sheet.

The following summarizes quantitative information about the Company’s operating leases:

	For the Nine Months Ended
	September 30, 2019
	U.K	U.S	Total
Lease cost
Operating lease cost	$454	$165	$619
Short-term lease cost	38	81	119
Variable lease cost	-	11	11
Total	$492	$257	$749

Other information as of adoption date
Operating cash flows from operating leases	$-	$(162)	$(162)
Weighted-average remaining lease term – operating leases	10.2	1.1
Weighted-average discount rate – operating leases	12%	12%

The Company recorded lease costs as a component of general and administrative expense during the nine months ended September 30, 2019.

Maturities of our operating leases, excluding short-term leases, are as follows:

	U.K	U.S	Total
Three months ended December 31, 2019	$-	$81	$81
Year ended December 31, 2020	615	332	947
Year ended December 31, 2021	651	84	735
Year ended December 31, 2022	651	-	651
Year ended December 31, 2023	651	-	651
Year ended December 31, 2024	651	-	651
Thereafter	9,116	-	9,116
Total	12,335	497	12,832
Less present value discount	(7,892)	(44)	(7,936)
Operating lease liabilities included in the Consolidated Balance Sheet at September 30, 2019	$4,443	$453	$4,896

8. Outstanding Debt

The following two tables summarize outstanding debt as of September 30, 2019 and December 31, 2018, respectively (amount in thousands):

		Stated
		Interest	Conversion		Remaining	Carrying
	Maturity Date	Rate	Price	Face Value	Debt Discount	Value
Short term convertible notes payable
6% unsecured (1)	Due	6%	$3.09	$135	$-	$135
10% unsecured (2)	4/18/2020	10%	$0.22	500	(3)	497
				635	(3)	632

Short term notes payable
8% unsecured (5)	Various	8%	N/A	1,009	(98)	911
10% unsecured (6)	Various	10%	N/A	3,975	(50)	3,925
12% unsecured (7)	On Demand	12%	N/A	440	-	440
0% unsecured (8)	8/1/2020	0%	N/A	1,156	(122)	1,034
				6,580	(270)	6,310
Short term notes payable - related parties
10% unsecured - Related Parties (9)	On Demand	10%	N/A	61	-	61
				61	-	61
Long term notes payable
8% unsecured (10)	Various	8%	N/A	7,165	(513)	6,652
				7,165	(513)	6,652

Ending balance as of September 30, 2019				$14,441	$(786)	$13,655

		Stated				Fair Value of
		Interest	Conversion		Remaining	Embedded	Carrying
	Maturity Date	Rate	Price	Face Value	Debt Discount	Conversion Option	Value
Short term convertible notes payable
6% unsecured (1)	Due	6%	$3.09	$135	$-	$-	$135
10% unsecured (2)	10/18/2019	10%	$0.22	500	(43)	-	457
18% unsecured (3)	In Default	18%	$0.21	914	-	357	1,271
				1,549	(43)	357	1,863
Short term convertible notes payable - related party
10% unsecured (4)	On Demand	10%	$0.23	5,400	-	-	5,400

Short term notes payable
8% unsecured (5)	6/20/2019 and 12/12/2019	8%	N/A	3,840	(383)	-	3,457
10% unsecured (6)	Various	10%	N/A	3,658	(400)		3,258
12% unsecured (7)	On Demand	12%	N/A	440	-	-	440
				7,938	(783)	-	7,155
Short term notes payable - related parties
10% unsecured - Related Parties (9)	On Demand	10%	N/A	324	-	-	324
12% unsecured - Related Parties (9)	On Demand	12%	N/A	69	-	-	69
				393	-	-	393
Long term notes payable
8% unsecured (5)	2/13/2020	8%	N/A	1,155	(119)	-	1,036
5% unsecured (6)	1/13/2020	10%	N/A	1,000	(50)	-	950
				2,155	(169)	-	1,986

Ending balance as of December 31, 2018				$17,435	$(995)	$357	$16,797

(1)	This $135,000 note as of September 30, 2019 and December 31, 2018 consists of two separate 6% notes in the amounts of $110,000 and $25,000. In regard to the $110,000 note, the Company has made ongoing attempts to locate the creditor to repay or convert this note, but has been unable to locate the creditor to date. In regard to the $25,000 note, the holder has elected to convert these notes into equity, the Company has delivered the applicable conversion documents to the holder, and the Company is waiting for the holder to execute and return the documents.

(2)	On October 18, 2018, the Company entered into an Unsecured Convertible Promissory Note Agreement Plus Warrant (the “Note”) with an individual investor (the “Holder”) for an aggregate principal amount of $500,000. No payment was made during the nine months ended September 30, 2019.

(3)	On May 1, 2018, the Company entered into a Convertible Redeemable Note Agreement (the “Redeemable Note”) of $1.4 million with an existing investor. The Redeemable Note was in default on August 25, 2018.

Due to the events of default, the holder is entitled to convert all or any amount of the outstanding principal amount and interest into shares of the common stock of the Company without restrictive legend of any nature. The conversion price is equal to 90% of the average of the 5 lowest daily volume weighted average prices of the Company’s common stock during the 15 consecutive trading days immediately preceding the conversion date.

During the nine months ended September 30, 2019, the Company converted approximately $0.9 million of principal and $0.1 million of accrued interest into approximately 4.9 million shares of the Company’s common stock at a fair value of $1.4 million. The Company recorded approximately $0.4 million of debt extinguishment loss from this conversion.

The Redeemable Note was fully converted as of September 30, 2019.

(4)	Between February 2018 and April 2018, the Company’s Chief Executive Officer, Linda Powers, loaned the Company aggregate funding of $5.4 million, and the Company entered into Convertible Note agreements for this amount (the “Convertible Notes”). The Convertible Notes were 15-day demand notes, and intended as temporary bridge loans. However, they remained unpaid and outstanding throughout the year.

On November 11, 2018, the Company and Ms. Powers agreed to further extend the forbearance on the notes to a maturity of one year following the respective funding dates. In consideration of the continuing forbearance, the Company agreed to issue warrants representing 50% of the repayment amounts of the Convertible Notes. The Company has not yet finalized the terms of the warrant agreement.

During the nine months ended September 30, 2019, the Company paid $6.2 million related to these Convertible Notes, including $0.8 million of interest.

(5)	This $1.0 million note as of September 30, 2019 consists of two separate 8% notes in the amounts of $0.7 million and $0.3 million.

During the nine months ended September 30, 2019, the Company converted approximately $4.0 million of principal and $0.2 million of accrued interest into approximately 20.0 million shares of the Company’s common stock at a fair value of $5.3 million. The Company recorded approximately $1.1 million of debt extinguishment loss from this conversion.

(6)	Between October 1, 2018 and November 7, 2018, the Company entered into multiple one-year promissory notes (the “Notes”) with multiple holders (the “Holders”) for an aggregate principal amount of $3.7 million. The notes included approximately $0.2 million original issue discount. The Notes accrued interest at 10% per annum.

During the nine months ended September 30, 2019, the Company made a principal payment of approximately $420,000, and an interest payment of approximately $43,000, which included a $27,000 premium pursuant to the prepayment option.

During the nine months ended September 30, 2019, the Company converted approximately $0.3 million of principal and $44,000 of accrued interest into approximately 1.3 million shares of the Company’s common stock at a fair value of $0.3 million. The Company recorded approximately $20,000 of debt extinguishment loss from this conversion.

During the nine months ended September 30, 2019, the Company wrote off $29,000 of unamortized debt discount related to the debt extinguishment, which was recognized as a debt extinguishment loss.

During the nine months ended September 30, 2019, the Company recognized interest expense of approximately $371,000 resulting from the amortization of the debt discount related to the Notes. The remaining debt discount as of September 30, 2019 was approximately $50,000.

The accrued interest associated with the Notes was approximately $374,000 as of September 30, 2019.

(7)	This $440,000 note as of September 30, 2019 consists of two separate 12% demand notes (the “Notes”) in the amounts of $300,000 and $140,000.

The accrued interest associated with the Notes was approximately $118,000 as of September 30, 2019.

(8)	On May 28, 2019, the Company entered into a settlement agreement (the “Settlement”) with Cognate BioServices, resolving past matters and providing for the restart of DCVax®-Direct Production.

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

The following table summarizes the Settlement transaction at inception date which resulted in a $1.0 million gain from debt extinguishment (amount in thousands):

Accounts payable (in dispute)	$9,894
Upfront cash payment	(1,334)
Deferred installment note (net of $175 discount)	(981)
Contingent payable derivative *	(6,602)
Gain from debt extinguishment	$977

*see Note 4 for valuation details

As of September 30, 2019, the Deferred Note had $1.1 million principal outstanding.

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

During the nine months ended September 30, 2019, the Company paid $148,000 related to the Goldman Notes, including $79,000 of interest.

Toucan Notes

In 2017, Toucan Capital Fund III loaned the Company an aggregate amount of $1.2 million pursuant to multiple Demand Promissory Notes (the “Toucan Notes”). The Toucan Notes bear interest at 10% per annum, and are payable upon demand, with 7 days’ prior written notice to the Company.

During the nine months ended September 30, 2019, the Company paid interest totaling $46,000.

Advent BioServices Note

Advent BioServices (“Advent”), a related party which was formerly part of Cognate BioServices and was spun off separately as part of an institutional financing of Cognate, provided a short-term loan to the Company in the amount of $65,000 on September 26, 2018. The loan bears interest at 10% per annum, and is payable upon demand, with 7 days’ prior written notice to the Company.

As of September 30, 2019, the Note remains outstanding and unpaid. The principal and interest owed to Advent under this Note at September 30, 2019 was $61,000 and $6,000 based on the current exchange rate, respectively.

(10)	On March 29, 2019, the Company entered into two 22-month notes (the “Notes”), with two different institutional investors. The Notes have a principal balance of $4.4 million, accrue interest at a rate of 8% per annum and have a maturity date of January 29, 2021. The Notes contain an OID of 10%. Net funding to the Company totaled $4.0 million. The Notes allow for an optional prepayment at the Company’s discretion. Should the Company elect to prepay the Notes, the Company will incur a prepayment premium of 15%. Monthly amortization payments of 1/14th of the total due on the Notes will be payable beginning in month 9 through month 22, with a 10% premium.

In June 2019, the Company entered into two 21-month notes (the “Notes”), with two different institutional investors. The Notes have a principal balance of $2.8 million, accrue interest at a rate of 8% per annum and mature in March 2021. The Notes contain an OID of 10%. Net funding to the Company totaled $2.5 million. The Notes allow for an optional prepayment at the Company’s discretion. Should the Company elect to prepay the Notes, the Company will incur a prepayment premium of 15%. Monthly amortization payments of 1/14th of the total due related to the Notes will be payable beginning in month 7 through month 21, with a 10% premium.

The outstanding interest for the above long-term notes was approximately $241,000 as of September 30, 2019.

The following table summarizes total interest expenses related to outstanding notes and the mortgage loan for the three and nine months ended September 30, 2019 and 2018, respectively (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest expenses related to outstanding notes:
Contractual interest	$330	$427	$881	$1,170
Amortization on debt premium	-	(79)	-	(319)
Amortization of debt discount	357	673	1,020	1,257
Total interest expenses related to outstanding notes	687	1,021	1,901	2,108
Interest expenses related to outstanding notes to related parties:
Contractual interest	36	143	364	474
Amortization of debt discount	-	-	-	4,235
Total interest expenses related to outstanding notes to related parties	36	143	364	4,709
Interest expenses related to mortgage loan:
Contractual interest	-	303	-	942
Amortization of debt issuance costs	-	127	-	390
Total interest expenses on the mortgage loan	-	430	-	1,332
Interest expenses related to Series A convertible preferred stock	-	-		68
Other interest expenses	1	2	2	5
Total interest expense	$724	$1,596	$2,267	$8,222

The following table summarizes the Company’s contractual obligations on debt principal as of September 30, 2019 (amount in thousands):

	Payment Due by Period
		Less than	1 to 2
	Total	1 Year	Years
Short term convertible notes payable
6% unsecured	135	135	-
10% unsecured	500	500	-
Short term notes payable
8% unsecured	1,009	1,009	-
10% unsecured	3,975	3,975
12% unsecured	440	440	-
0% unsecured	1,156	1,156	-
Short term notes payable - related parties
10% unsecured - (on demand)	61	61	-
Long term notes payable
8% unsecured	7,165	-	7,165
Total	$14,441	$7,276	$7,165

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

The following table sets forth the computation of earnings (loss) per share (amounts in thousands except per share data):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Net earnings (loss) - basic	$(6,242)	$8,403	$(26,969)	$(47,909)
Interest on convertible senior notes	-	2,617	-	-
Net earnings (loss) - diluted	$(6,242)	$11,020	$(26,969)	$(47,909)

Weighted average shares outstanding - basic	577,130	461,040	552,335	414,426
Warrants	-	1,533	-	-
Stock options	-	41,960	-	-
Convertible notes and accrued interest	-	11,767	-	-
Weighted average shares outstanding - diluted	577,130	516,300	552,335	414,426

The following securities were not included in the diluted net loss per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the nine months ended
	September 30,
	2019	2018
Common stock options	101,659	100,159
Common stock warrants	340,769	357,192
Contingently issuable warrants	11,739	11,739
Share-settled debt and accrued interest, at fair value	-	11,767
Convertible notes and accrued interest	2,559	41,960
Potentially dilutive securities	456,726	522,817

10. Related Party Transactions

Advent BioServices Agreement

On May 14, 2018, the Company entered into a DCVax®-L Manufacturing and Services Agreement with Advent BioServices, a related party which was formerly part of Cognate BioServices and was spun off separately as part of an institutional financing of Cognate. The Advent Agreement provides for manufacturing of DCVax-L products for the European region. The Advent Agreement provided for a program initiation payment of approximately $1.0 million (£0.7 million), in connection with technology transfer and operations transfer from Germany to the U.K., to an existing facility in London, development of new Standard Operating Procedures (SOPs), training of new personnel, selection of new suppliers and auditing for GMP compliance, and other preparatory activities. Such initiation payment was fully paid by the Company as of December 31, 2018. The Advent Agreement provides for certain payments for achievement of milestones and, as is the case under the existing agreements with Cognate BioServices, the Company is required to pay certain fees for dedicated production capacity reserved exclusively for DCVax production, and pay for a certain minimum number of patients, whether or not the Company fully utilizes the dedicated capacity and number of patients. Either party may terminate the Advent Agreement at any time for any reason on twelve months’ notice. The notice period is designed to enable an effective transition and minimize or avoid interruption of product supply. During the twelve-month period, the Company will continue to pay the minimum fees and the applicable fees for any DCVax products beyond the minimums, and Advent will continue to produce the DCVax products.

On November 8, 2019, the Company and Advent entered into an Ancillary Services Agreement with an 8-month Term for the U.K. Facility Development Activities and the Compassionate Use Program Activities. The Ancillary Services Agreement establishes a structure under which Advent will develop Statements of Work (“SOWs”) for each portion of the U.K. Facility Development Activities and Compassionate Use Program Activities, and will deliver those SOWs to the Company for review and approval. After an SOW is approved by the Company, Advent will proceed with or continue the applicable services and will invoice the Company pursuant to the SOW. Since both the U.K. Facility Development and the Compassionate Use Program involve pioneering and uncertainties in most aspects, the invoicing under the Ancillary Services Agreement will be on the basis of costs incurred plus fifteen percent.

Advent Expenses and Accounts Payable

The following table summarizes expenses incurred to related parties (i.e., amounts invoiced) during the three and nine months ended September 30, 2019 and 2018 (amount in thousands) (some of which remain unpaid as noted in the second table below):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Cognate BioServices, Inc. (related party until February 2018)	N/A	N/A	N/A	$873
Cognate BioServices GmbH	N/A	N/A	N/A	66
Cognate Israel	N/A	35	N/A	133
Advent BioServices	1,218	1,373	3,931	5,039
Total	$1,218	$1,408	$3,931	$6,111

The following table summarizes outstanding unpaid accounts payable held by related parties as of September 30, 2019 and December 31, 2018 (amount in thousands).  These unpaid amounts are part of the expenses reported in the table above and also part of certain expenses incurred in prior periods.

	September 30,	December 31,
	2019	2018
Advent BioServices	$782	$3,967

Other Related Parties

Linda F. Powers - Demand Loans

Between February 2018 and April 2018, the Company’s Chief Executive Officer, Linda Powers, loaned the Company aggregate funding of $5.4 million pursuant to convertible Notes.

During the three months ended September 30, 2019, the Company made a partial repayment of $1.4 million of Ms. Powers’ outstanding demand loan, including $46,000 interest payment.

Advent BioServices Note

Advent BioServices, a related party which was formerly part of Cognate BioServices and was spun off separately as part of an institutional financing of Cognate, provided a short-term loan to the Company in the amount of $65,000 on September 26, 2018. The loan bears interest at 10% per annum, and is payable upon demand, with 7 days’ prior written notice to the Company.

As of September 30, 2019, the Advent Note remains outstanding and unpaid. The principal amount and accrued interest owed to Advent under this Note at September 30, 2019 was $61,000 and $6,000, respectively, based on the current exchange rate.

Interest expense for the nine-month period ended September 30, 2019 and 2018 associated with related party loans was approximately $0.3 million and $4.7 million, respectively.

11. Stockholders’ Deficit

Registered Direct Offering

On July 15, 2019, the Company issued an aggregate of 11.8 million shares of its common stock at a purchase price of $0.23 per share to certain institutional investors in a registered direct offering (the “Offering”). Included with the Offering were 1.3 million shares of common stock which were issued from the conversion of an existing loan and the related accrued interest totaling $306,000. The net proceeds from the Offering were approximately $2.2 million, after deducting offering costs of $0.2 million paid by the Company.

In connection with the Offering, the Company did not issue any additional warrants for the new investment by the investors, but the Company, in effect, agreed to extend by twelve months the maturity date of certain existing warrants already held by some of those investors. The new maturity date varies between July 2020 and October 2021. The Company recorded an incremental change of $0.9 million on the fair value of warrants due to the modification and recorded it as part of offering cost during the nine months ended September 30, 2019.

Debt Conversion

During the nine months ended September 30, 2019, the Company converted debt of approximately $5.2 million of principal and $0.4 million of accrued interest into approximately 26.2 million shares of the Company’s common stock at a fair value of $7.0 million. The Company recorded approximately $1.5 million of debt extinguishment loss from the conversion.

Warrants Exercised for Cash

During the nine months ended September 30, 2019, the Company issued 9.5 million shares of its common stock from warrants exercised for cash. The Company received $2.2 million in cash.

Shares Settlement

On May 28, 2019, the Company entered into a settlement agreement with Cognate BioServices, resolving past matters and providing for the restart of DCVax®-Direct Production (see Note 8).

As part of the settlement agreement, the number of shares of the Company’s common stock which the Company was to issue to Cognate was substantially reduced: 52 million shares of the Company’s common stock which the Company had previously agreed to issue to Cognate were reduced to 12 million shares. The Company considers the reduction in shares owed to Cognate a modification. Because the 52 million shares were never issued and the modification, which resulted in a decrease in fair value, is not a forfeiture, previously recognized expense related to services performed by Cognate is not reversed in connection with this modification. During the nine months ended September 30, 2019, the Company recorded $12,000 in its common stock par and reduced same amount in additional paid-in capital.

Common Stock Purchase Warrants

The following is a summary of warrant activity for the nine months ended September 30, 2019 (in thousands, except per share data):

	Number of	Weighted Average	Remaining
	Warrants	Exercise Price	Contractual Term
Outstanding as of January 1, 2019	372,153	$0.29	1.97
Warrants granted	765	$0.23	2.85
Warrants exercised for cash	(9,532)	$0.23
Warrants expired and cancellation	(10,878)	$0.61
Outstanding as of September 30, 2019	352,508	$0.28	1.53

12. Commitments and Contingencies

U.S. Securities and Exchange Commission

As previously reported, the SEC has been investigating the Company regarding various topics that have been previously disclosed. The Company has been cooperating with the SEC investigation.  On October 10, 2019, the Company entered into a settlement agreement with the SEC.  Under the settlement, in which the Company neither admits nor denies any violations, the Company paid a fine of $250,000 in connection with past weaknesses in its internal controls, and the Company will retain an additional independent consultant to help the Company remediate its remaining weaknesses.

13. Subsequent Events

During the period from October 1 through November 11, 2019, the Company entered into equity and debt financings of $3.4 million and converted $1.3 million of debt into equity.  The Company also entered into extensions of certain existing notes totaling approximately $3.1 million.

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

As previously reported, the Company has been moving forward with the several stages of work that are needed to reach completion of this trial. These include finalizing the Statistical Analysis Plan, conducting the final data collection, data validation and data lock, and unblinding and analyzing the data. Each of these stages involves teams of outside experts as well as Company personnel.

The independent statisticians and the Company have completed the draft of the Statistical Analysis Plan (SAP).  The Company is proceeding with the regulatory processes relating to the SAP.  The Company is continuing to consult with its Scientific Advisory Board and Board of Directors to move forward as prudently and expeditiously as possible to data lock, unblinding and top line data.

The independent contract research organization managing the trial has been moving forward on resolving queries to confirm the trial data, in parallel while the Company and the statisticians have been developing the SAP.  The Company’s understanding is that most of the queries have been resolved and only a small number remain outstanding.

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

Three Months Ended September 30, 2019 and 2018

We recognized net loss of $6.2 million (including both cash and non-cash amounts) for the three months ended September 30, 2019 versus net income of $12.6 million for the three months ended September 30, 2018.

Research and Development Expense

For the three months ended September 30, 2019 and 2018, research and development expense was $3.4 million and $4.3 million, respectively. The decrease of $0.9 million for the three months ended September 30, 2019, was due to lower expenses incurred from Advent BioServices and other major third-party vendors compared to the same period last year.

The following table summarizes the outstanding balance under accounts payable and the outstanding principal amount of notes payable to related parties for services related to the Company’s research and development activities as of September 30, 2019 and December 31, 2018 (amount in thousands):

	September 30,	December 31,
	2019	2018
Accounts payable:
Advent BioServices	$782	$3,967

Demand Loan:
Linda Powers (1)	$-	$5,400
Advent BioServices (2)	61	65
Total	$61	$5,465

(1)	Cash loaned by our CEO was used for operations, including research and development expenses. The amount represents principal only.

(2)	The amount represents principal only.

The following table summarizes expenses incurred (i.e., amounts invoiced, which have only been partly paid) to related parties during the three months ended September 30, 2019 and 2018 (amount in thousands):

	For the three months ended
	September 30,
	2019	2018
Cognate Israel	N/A	$35
Advent BioServices	1,218	1,373
Total	$1,218	$1,408

General and Administrative Expense

General and administrative expenses were $2.8 million and $3.5 million for three months ended September 30, 2019 and 2018, respectively. The decrease compared with 2018 was primarily due to lower stock-based compensation expense. We recorded approximately $1.0 million of stock-based compensation under general and administrative expenses during the three months ended September 30, 2018 compared to $0.4 million during the three months ended September 30, 2019.

Legal Expenses

Legal costs were $0.8 million and $1.9 million for the three months ended September 30, 2019 and 2018, respectively. The reduction in legal costs reflects a reduction in legal processes.

Change in fair value of derivatives

During the three months ended September 30, 2019 and 2018, we recognized a non-cash gain of $2.5 million and $24.4 million, respectively. The non-cash gain in 2019 was primarily due to the decrease in our stock price as of September 30, 2019 compared to June 30, 2019.

Loss from Extinguishment of Debt

During the three months ended September 30, 2019 and 2018, we recorded a loss from extinguishment of debt of $0.5 million and $0.2 million, respectively. The debt extinguishment loss was related to debt conversions, where the fair value of common stock exceeded the book value of the debt on the date of conversion.

Interest Expense

During the three months ended September 30, 2019 and 2018, we recorded interest expense of $0.7 million and $1.6 million, respectively. We incurred approximately $0.4 million interest expense related to mortgage loan during the three months ended September 30, 2018. The mortgage loan was fully paid off in December 2018.

Foreign currency transaction gain

During the three months ended September 30, 2019 and 2018, we recognized foreign currency transaction loss of $1.0 million and $0.6 million, respectively. The loss was due to the strengthening of the U.S. dollar relative to the British pound sterling during the three months ended September 30, 2019.

Nine Months Ended September 30, 2019 and 2018

We recognized a net loss of $27.0 million and $30.1 million for the nine months ended September 30, 2019 and 2018, respectively. Net cash used in operations was $25.9 million and $20.4 million for the nine months ended September 30, 2019 and 2018, respectively, including payment of substantial amounts of accumulated current and past payables during the nine months ended September 30, 2019.

Research and Development Expense

For the nine months ended September 30, 2019 and 2018, research and development expense was $9.7 million and $14.3 million, respectively. The decrease of $4.6 million for the nine months ended September 30, 2019 was primarily due to lower expenses incurred from Advent BioServices and other major third-party vendors compared to the same period last year. We also incurred lower stock-based compensation arrangements compared to the same period last year. We recorded approximately $1.6 million of stock-based compensation expense related to research and development expenses during the nine months ended September 30, 2018 as compared to $0.4 million for the nine months ended September 30, 2019.

The following table summarizes expenses incurred (i.e., amounts invoiced, which have only been partly paid) to related parties during the nine months ended September 30, 2019 and 2018 (amount in thousands):

	For the nine months ended
	September 30,
	2019	2018
Cognate BioServices, Inc. (related party until February 2018) *	N/A	$873
Cognate BioServices GmbH	N/A	66
Cognate Israel	N/A	133
Advent BioServices	3,931	5,039
Total	$3,931	$6,111

* We made a $2 million cash payment to Cognate BioServices, Inc. pursuant to the settlement agreement entered into on May 21, 2019.

General and Administrative Expense

General and administrative expenses were $9.4 million and $21.0 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease of $11.6 million during the nine months ended September 30, 2019 compared with 2018, was primarily due to lower stock option grants in 2019, compared with the grants of stock options to our officers and directors (covering multiple years of performance) in 2018. We recorded approximately $11.9 million of stock-based compensation expense related to general and administrative expenses during the nine months ended September 30, 2018, including $141,000 related to warrants modification as compared to $1.2 million for the nine months ended September 30, 2019.

Legal Expenses

Legal costs were $3.3 million for the nine months ended September 30, 2019 versus $4.1 million for the nine months ended September 30, 2018. The reduction in legal costs reflects a reduction in legal processes.

Change in fair value of derivatives

During the nine months ended September 30, 2019 and 2018, we recognized a non-cash loss of $2.4 million and a non-cash gain of $19.2 million, respectively. The non-cash loss in 2019 was primarily due to the increase in our stock price as of September 30, 2019 compared to December 31, 2018.

Loss from Extinguishment of Debt

During the nine months ended September 30, 2019 and 2018, we recorded loss from extinguishment of debt of $0.5 million and $0.8 million, respectively. The debt extinguishment loss was resulted from debt conversion, when the fair value of common stock exceeded the book value of the debt as of the conversion date.

Interest Expense

During the nine months ended September 30, 2019 and 2018, we recorded interest expense of $2.3 million and $8.2 million, respectively. We recorded approximately $4.2 million of debt discount amortization related to Ms. Powers’ Notes during the nine months ended September 30, 2018.

Foreign currency transaction loss

During the nine months ended September 30, 2019 and 2018, we recognized foreign currency transaction loss of $1.0 million and $1.8 million, respectively. The loss was due to the strengthening of the U.S. dollar relative to the British pound sterling during the nine months ended September 30, 2019.

Liquidity and Capital Resources

We have experienced recurring losses from operations since inception. We have not yet established an ongoing source of revenues and must cover our operating expenses through debt and equity financings to allow us to continue as a going concern. Our ability to continue as a going concern depends on the ability to obtain adequate capital to fund operating losses until we generate adequate cash flows from operations to fund our operating costs and obligations. If we are unable to obtain adequate capital, we could be forced to cease operations.

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

Contingent Contractual Payment

The following table summarizes our contractual obligations as of September 30, 2019 (amount in thousands):

	Payment Due by Period
		Less than	1 to 2
	Total	1 Year	Years
Short term convertible notes payable (1)
6% unsecured	216	216	-
10% unsecured	550	550	-
Short term notes payable (2)
8% unsecured	1,014	1,014	-
10% unsecured	4,373	4,373
12% unsecured	558	558	-
0% unsecured	1,156	-	1,156
Short term notes payable - related parties (3)
10% unsecured - (on demand)	67	67	-
Long term notes payable (4)
8% unsecured	8,216	-	8,216
Operating leases (5)	11,032	5,559	5,473
Purchase obligation (6)
Total	$27,182	$12,337	$14,845

(1) The obligations related to short term convertible notes were approximately $0.7 million as of September 30, 2019, which included remaining contractual unpaid interest of $0.1 million.

(2) The obligations related to short term notes were approximately $7.1 million as of September 30, 2019, which included remaining contractual unpaid interest of $0.5 million.

(3) The obligations related to short term notes to related parties were approximately $67,000 as of September 30, 2019, which included unpaid interest of $6,000 owed to Advent BioServices, Ltd. The obligations included loans of $61,000 from Advent BioServices, Ltd.

(4) The obligations related to long term notes were approximately $8.2 million as of September 30, 2019, which included remaining contractual unpaid interest of $1.1 million.

(5) The operating lease obligations during the next 2 years included $497,000, $8,000 (3 months remaining term), $32,000 and $4,000 to our offices in Maryland, Germany, London and Netherlands, respectively. Approximately $0.7 million lease obligations during the next 2 years (the first year is rent-free) related to the Vision Centre in the U.K. that we leased back in December 2018. We also included approximately $9.3 million of anticipated payments to Advent BioServices, which represents the next 2 years’ obligation. The remaining contract term as of September 30, 2019 was approximately 4 years under the Manufacturing Services Agreement with Advent.

(6) We have possible contingent obligations to pay certain fees to Cognate BioServices (in addition to any other remedies) if we shut down or suspend its DCVax-L program or DCVax-Direct program.  These obligations are not reflected in the accompanying balance sheets.

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

As of September 30, 2019, no shut-down or suspension fees were triggered.

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

Operating Activities

During the nine months ended September 30, 2019 and 2018, net cash outflows from operations were $25.9 million and $20.4 million, respectively. The increase in cash used in operating activities was primarily attributable to the increase in the levels of activity in our ongoing clinical programs, as well as payment of substantial accumulated payables.

Financing Activities

During the nine months ended September 30, 2019, we received $2.2 million of cash proceeds from the issuance of our common stock and warrants in a registered direct offering.

During the nine months ended September 30, 2018, we received approximately $8.1 million of cash proceeds from the issuance of our preferred stock, common stock and warrants in a public offering.

We received $2.2 million and $2.1 million from the exercise of warrants during the nine months ended September 30, 2019 and 2018, respectively.

We received approximately $6.5 million from third parties during the nine months ended September 30, 2019, and $11.2 million of cash proceeds from issuances of debt to third parties and related parties during the nine months ended September 30, 2018.

We made aggregate debt payments of $0.4 million and $3.0 million to third parties during the nine months ended September 30, 2019 and 2018, respectively.

We made aggregate debt payments of $5.7 million and $0.8 million to related parties during the nine months ended September 30, 2019 and 2018, respectively.

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

Based on our analysis, as of September 30, 2019, the effect of a 100+/- basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss are considered immaterial.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Certain of our Company’s finance and accounting functions are performed by an external firm on a contract services basis. This firm specializes in providing finance and accounting functions for biotech companies, and the founders and senior managers are highly experienced former partners of national accounting firms. Further, the Company is engaged with a second external firm: one that specializes in Sarbanes-Oxley matters and helping public companies improve their controls and procedures. Together with these two external firms, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on the evaluation of our disclosure controls and procedures, our principal executive, financial and accounting officer concluded that the Company has implemented controls that are expected to remediate the three weaknesses upon continued demonstration of consistent application of these control procedures for a sufficient period of time.  Until those demonstration periods have transpired, we must conclude that our Company’s processes for internally reporting material information in a systematic manner to allow for timely filing of material information were not effective and therefore the three material weaknesses previously reported remain as of the filing of this Form 10-Q.   The controls we put in place during the period covered by this report included controls to remediate our information technology weakness (the Company created, adopted, and began implementation of comprehensive IT Policies and Procedures) and controls related to employee performance and to financial policies and procedures.

Changes in Internal Control over Financial Reporting

The Company implemented changes in our internal controls over financial reporting as described above during the three months ended September 30, 2019 that have improved, or are reasonably likely to improve, our internal control over financial reporting, including through the financial policies and procedures adopted by the Company. Effective January 1, 2019, we adopted Accounting Standards Update (“ASU”) No 2016-02, Leases (Topic 842). ASC Topic 842 requires management to make significant judgments and estimates. As a result, we implemented changes to our internal controls related to lease evaluation during the nine months ended September 30, 2019. These changes include updated accounting policies affected by ASC Topic 842 as well as redesigned internal controls over financial reporting related to ASC Topic 842 implementation. Additionally, management has expanded data gathering procedures to comply with the additional disclosure requirements and ongoing contract review requirements.

Part II - Other Information

Item 1. Legal Proceedings

U.S. Securities and Exchange Commission

As previously reported, the SEC has been investigating the Company regarding various topics that have been previously disclosed. The Company has been cooperating with the SEC investigation.  On October 10, 2019, the Company entered into a settlement agreement with the SEC.  Under the settlement, in which the Company neither admits nor denies any violations, the Company paid a fine of $250,000 in connection with past weaknesses in its internal controls, and the Company will retain an additional independent consultant to help the Company remediate its remaining weaknesses.

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

NORTHWEST BIOTHERAPEUTICS, INC

Dated: November 12, 2019	By:	/s/ Linda F. Powers
		Name:	Linda F. Powers

		Title:	President and Chief Executive Officer
Principal Executive Officer
Principal Financial and Accounting Officer

