Form 10-K
period 2019-12-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2020-03-16
CIK 1072379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(240) 497-9024

(Registrant's telephone number)

N/A

(Former Name, Former Address and Former Fiscal Year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s):	Name of each exchange on which registered:
Common Stock, par value $0.001 per share	NWBO	OTCQB

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $138,133,000 on June 30, 2019. As of March 14, 2020, the registrant had 648,717,833 shares of common stock outstanding.

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

Our lead product, DCVax®-L, is designed to treat solid tumor cancers in which the tumor can be surgically removed. This product is in a 331-patient Phase III trial for newly diagnosed Glioblastome multiforme (GBM) which is in the process of moving towards data lock. On May 29, 2018, interim blinded data from the Phase III trial collected in March 2017 were published in a peer reviewed scientific journal. On November 17, 2018, updated interim blinded data from the Phase III trial collected in October 2018 were presented at the Society for Neuro-Oncology annual meeting. As the Company noted in its announcement of the publication and in subsequent reports, the data could get either better or worse as it continues to mature. The Company has been consulting with its Scientific Advisory Board, the Steering Committee of the trial and other independent experts about the ongoing handling of the trial and the preparations for data lock, unblinding and analyses.

The preparations for data lock and analyses include the Statistical Analysis Plan, final data collection, data validation and data lock, and then unblinding and analyzing the data. The Company is working with teams of independent outside experts as well as Company personnel. This work also involves substantial pioneering, without a well-established pathway or roadmap since very few personalized cell therapies have reached late stage development. Accordingly, the Company’s projections, estimates and expectations are subject to material changes as the work proceeds.

Our second product, DCVax®-Direct, is designed to treat inoperable solid tumors. A 40-patient Phase I trial has been completed, and included treatment of a diverse range of more than a dozen types of cancers. The Company is working on preparations for Phase II trials of DCVax-Direct.

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

DCVax-L is currently in a 331-patient Phase III trial. The Company has reported on the blinded interim data (the data from both arms of the trial combined) collected in March 2017 and October 2018, and the Company is now in the process of working towards data lock, unblinding and analyses, as described above.

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

We conducted a 40-patient Phase I trial of DCVax-Direct at MD Anderson Cancer Center and at Orlando Health. The patients enrolled in this trial had failed other treatments, and had multiple tumors and actively progressing disease. In spite of this heavy disease burden, since the trial was primarily intended to demonstrate safety, the treatment regimen in this first clinical trial was very conservative: only one tumor was injected in each patient, and most of the patients received only 3 treatments over the course of 2 weeks, with some receiving a 4th treatment at week 8 and beyond.

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

In the Phase I stage of the DCVax-Direct Phase I/II trial, the safety profile was excellent (as has also been the case over the years with our other technology, DCVax-L). Typically, patients develop a fever after the injections, to a limited extent and for a limited duration, and they do not generally experience any significant toxicities.

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

Very little has changed in the last 30 years in the treatment and clinical outcomes for GBM. With typical standard of care treatment today - surgery, radiation and chemotherapy - patients still generally die within a median of about 15-17 months from diagnosis. Loco-regional therapy with alternating electric fields has recently shown an increase in median Progression Free Survival (i.e., time to tumor recurrence) to 6.7 months, and median Overall Survival to 20.9 months, respectively from randomization in clinical trials. However, there has been no material advance in survival with systemic therapies since the addition of temozolomide about 15 years ago, despite many clinical trials with many diverse agents. There is an urgent need for new treatment options.

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

Both of these technologies, the personalized batch manufacturing for each patient and the cryopreservation, are essential elements of our manufacturing model and product economics. Together, they enable us to usually incur the high costs of manufacturing just one time for each patient, and then store the multi-year or multi-dose quantity of product, frozen, in single doses. This makes DCVax effectively an “off the shelf” product for the patient after the initial manufacturing, even though it is personalized, and we anticipate that this will enable the pricing of DCVax to be in line with other new cancer drugs. We also believe that both economies of scale and automation will further enhance the product economics. The manufacturing process today is also rapid: about 8 days for DCVax-L, and 7 days for DCVax-Direct, followed by quality control and release testing (including a sterility test that may take a couple of weeks).

We contract out the manufacturing of our DCVax products to Cognate BioServices for the U.S. and Canada, and to Advent BioServices for Europe. Although there are many contract manufacturers for small molecule drugs and for biologics, there are very few companies who specialize in manufacturing living cell products. Manufacturing of cellular products is fundamentally different than production of small molecules or biologics, and the regulatory requirements are very difficult to meet. Both Cognate BioServices and Advent BioServices specialize in the production of cellular products.

Our DCVax programs generally require that the applicable manufacturing capacity be dedicated exclusively to our programs. Most medical products, including other types of cellular products, are made in batches on a pre-scheduled basis. In contrast, our products are fully personalized and can only be made in individual personalized batches, not large-scale batches of standardized products, and our products are made on demand, on an ongoing basis. So, the manufacturing suites generally must be dedicated entirely to our products.

Cognate BioServices’ manufacturing facility for clinical-grade cell products is located in Memphis, Tennessee. Cognate BioServices' facility is approximately 80,000 square feet, and produces both the Company’s DCVax products and other clients’ products. We believe the current manufacturing facilities have the potential to produce DCVax products for at least several thousand patients per year. Advent has been manufacturing DCVax products and providing related services in an existing GMP facility in London. We are also developing new and expanded facilities for manufacturing in Sawston for the U.K. and the European market.

Intellectual Property and Orphan Drug Designation

We have an integrated strategy for protection of our technology through both patents and other mechanisms, such as Orphan Drug status. As of December 31, 2019, we have 199 issued patents and 65 pending patent applications worldwide, grouped into 11 patent families. Of these, 191 issued patents and 52 pending patent applications directly relate to our DCVax products. In the United States and Europe, some of our patents and applications relate to compositions and the use of products, while other patents and applications relate to other aspects such as manufacturing and quality control. For example, in the United States, we have four issued and seven pending patent applications that relate to the composition and/or use of our DCVax products. We also have other U.S patents and applications that cover, among other things, quality control for DCVax and an automated system which we believe will help enable the scale-up of production for large numbers of patients on a cost-effective basis. Similarly, in Europe, we have seven patents issued by and five pending patent applications with the European Patent Office ("EPO") that cover our DCVax products, and other patents and applications that cover aspects such as manufacturing and quality control, and the automated system. In Japan, we have seven issued patents and four pending patent applications relating to our DCVax products, as well as manufacturing related patents. Patents have been granted and are pending in other foreign jurisdictions which may be potential future markets for our DCVax products.

During 2019, six new patents were issued to us as part of our worldwide patent portfolio. The newly issued patents cover methods and devices for manufacturing dendritic cells related to our DCVax products, as well as encompassing certain methods and compositions that may be potential future markets related DCVax products.

During 2018, two new patents were issued to us as part of our worldwide patent portfolio. The newly issued patents cover methods and devices for manufacturing dendritic cells related to our DCVax products, as well as encompassing certain dendritic cell compositions for direct injection into patient tumors related to our DCVax-Direct product.

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

Competition

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. A large and growing number of companies are actively involved in the research and development of immune therapies or cell-based therapies for cancer (including Juno, Kite, Bellicum, Agenus, Asterias, Dandrit, Immunicum, Sotio, Tocagen, AiVita and many others). In addition, many big pharma companies (including BMS, Merck, Pfizer, Astra Zeneca, Roche and others) are rapidly commercializing checkpoint inhibitor drugs to “take the brakes off” patients’ immune responses to cancer. Other novel technologies for cancer are also under development or have recently been approved, such as the Optune electro-therapy device developed by NovoCure and various oncolytic virus therapies and gene therapies. Additionally, many companies are actively involved in the research and development of monoclonal antibody-based and bi-specific or tri-specific antibody-based cancer therapies. Currently, a substantial number of antibody-based drugs are approved for commercial sale for cancer therapy, and a large number of additional ones are under development. Many other third parties compete with us in developing alternative therapies to treat cancer, including: biopharmaceutical companies; biotechnology companies; pharmaceutical companies; academic institutions; and other research organizations, as well as some medical device companies.

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

Employees and Contractors

As of December 31, 2019, we had 15 full-time employees in the US, and 2 full-time employees in Europe. We believe our employee relations are positive.

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

As of December 31, 2019, we had net cash outflows (losses) from operations, since inception. We may never achieve or sustain profitability.

Our auditors have issued a “going concern” audit opinion.

Management has determined and our independent auditors have indicated in their report on our December 31, 2019 financial statements that there is substantial doubt about our ability to continue as a going concern. We have received such a “going concern” opinion each of the preceding years for more than a decade. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation.

Our management and our independent auditors previously identified certain internal control deficiencies which, while now considered remediated, had been considered by our management and our independent auditor as material weaknesses.

In connection with the preparation of our financial statements for the year ended December 31, 2018, and prior years, our management and our independent auditor identified certain internal control deficiencies that, in the aggregate, represent material weaknesses, as described more fully in “Item 9A. Controls and Procedures” of Part I of this Form 10-K.  Although we have undertaken and continue to undertake efforts to strengthen our internal controls and have remediated the material weaknesses as previously noted, maintaining a consistently strong control environment requires the ability to retain sufficient qualified personnel and other factors.

If we do not successfully maintain a strong controlled environment this could lead to heightened risk for financial reporting mistakes and irregularities, and/or lead to a loss of public confidence in our internal controls that could have a negative effect on the market price of our common stock. In addition, our ability to retain or attract qualified individuals to serve on our Board and to take on key management or other roles within our Company is uncertain.

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

As of December 31, 2019, we had 15 full-time employees in the US, and 2 full-time employees in Europe. Of this group, only five employees are considered Management. Other personnel are retained on a consulting or contractor basis. Many biotech companies would typically have a larger number of employees by the time they reach late stage clinical trials. Such trials and other programs require extensive management capabilities, activities and skill sets, including scientific, medical, regulatory (for FDA and foreign regulatory counterparts), manufacturing, distribution and logistics, site management, reimbursement, business, financial, legal, public relations outreach to both the patient community and physician community, intellectual property, administrative, regulatory (SEC), investor relations and other.

In order to fully perform all these diverse functions, at many sites across the U.S. and in Europe, we may need to expand our management, technical and other personnel. However, with respect to management and technical personal, the pool of such personnel with expertise and experience with living cell products, such as our DCVax immune cell product, is very limited. In addition, we are a small company with limited resources, our business prospects are uncertain and our stock price is volatile. For some or all of such reasons, we may not be able to recruit all the management, technical and other personnel we need, and/or we may not be able to retain all of our existing personnel. In such event, we may have to continue our operations with a small team of personnel, and our business and financial results may suffer.

We rely at present on third-party contract manufacturers. As a result, we may be at risk for issues with manufacturing agreements, capacity limitations and/or supply disruptions, and/or issues with product equivalency.

We currently rely upon Cognate BioServices, Inc., or Cognate, to produce all of our DCVax product candidates for the U.S. and Canada, and we currently rely upon Advent BioServices Ltd., or Advent, to produce our DCVax products for Europe. Until February 2018, Cognate BioServices was owned by Toucan Capital Fund III, L.P., who is an affiliate. Advent continued to be owned by Toucan Capital Fund III through 2018 and then transferred to Toucan Holdings, LLC. We have an existing agreement with Cognate BioServices for manufacturing in the US and an existing agreement with Advent BioServices for manufacturing in London. The existing agreements require us to make certain minimum monthly payments to Cognate BioServices and to Advent BioServices in order to have dedicated manufacturing capacity available for our products, irrespective of whether we actually order any DCVax products. The agreements also specify the amounts we must pay for Cognate BioServices’ and Advent BioServices’ manufacturing of DCVax products for patients.

We negotiated a new agreement with Cognate for production of DCVax-Direct products in 2019, and we will need to negotiate a new agreement with Cognate in 2020 for production of DCVax-L products for commercial purposes and new programs. We also need to negotiate an agreement (Statement of Work, or SOW) with Advent relating to the design, development, buildout, testing, regulatory inspection and regulatory certification of a new manufacturing facility in Sawston, UK, and a new agreement with Advent for production of DCVax-L products in that new facility when it is ready. We also need to negotiate an agreement with Advent for production of DCVax-Direct in the UK. There can be no assurance that we will be able to negotiate favorable terms in each of these agreements. Following negotiations, if it is necessary or desirable to change our facility design and development arrangements or our manufacturing arrangements, that could involve increased facility costs and/or increased costs related to manufacturing of our products, and could result in delays in our programs or applications for various regulatory approvals.

We have been in breach of the services agreements with Cognate and Advent on numerous occasions, primarily for untimely or non-payment. Our breaches of the services agreements may not be tolerated in the future as they have been in the past, and if we continue to breach the services agreements, for non-payment or otherwise, Cognate and/or Advent could cease providing services and/or terminate these agreements.

The DCVax-L products for the Phase III clinical trial in the US were manufactured by Cognate, and for the Phase III trial in Europe and the U.K. were manufactured by a different party (the Fraunhofer Institute), under oversight by Cognate. Subsequently, our DCVax-L products in the U.K. have been manufactured by Advent. Having separate manufacturers in the U.S. and Europe, and/or having added a new manufacturer in the U.K., could result in a lack of consistency or continuity in the manufacturing of DCVax products which could delay or adversely affect our ability to obtain approvals and commercialize our products.

We have exited from our manufacturing arrangements in Germany and Israel, and have consolidated our manufacturing arrangements in the U.K. Our DCVax-L products in the U.K. have been made under an existing agreement with Advent in an existing facility in London for the last couple of years. We are also designing and developing new facilities and operations in the U.K. for expanded production. Such facilities or operations may take more time and involve more costs than anticipated, and/or may not obtain the necessary approvals.

Our intention is for the U.K. facility to manufacture DCVax products for the whole European region. With the recent exit of the U.K. from the European Union (Brexit), it is unclear whether it will be feasible for U.K.-based manufacturing to supply DCVax products throughout Europe. It could be years before the full legal and regulatory rules and requirements become clear. We anticipate that the manufacturing facilities in the U.K. will eventually obtain the necessary approvals for Europe, and will be able to supply DCVax products, for clinical trials or otherwise, anywhere in Europe; however, this may not turn out to be feasible, for regulatory, operational and/or logistical reasons.

Problems with the manufacturing facilities, processes or operations of Cognate BioServices or Advent BioServices could result in a failure to produce, or a delay in producing adequate supplies of our DCVax product candidates. A number of factors could cause interruptions or delays, including the inability of a supplier to provide raw materials, equipment malfunctions or failures, damage to a facility due to natural disasters or otherwise, changes in FDA, U.K. or European regulatory requirements or standards that require modifications to our manufacturing processes, action by the FDA, U.K. or European regulators, or by us that results in the halting or slowdown of production of components or finished products due to regulatory issues, our manufacturers going out of business or failing to produce product as contractually required, insufficient technical personnel and/or specialized facilities to produce sufficient products, and/or other factors. Because manufacturing processes for our DCVax product candidates are highly complex, require specialized facilities (dedicated exclusively to DCVax production) and personnel that are not widely available in the industry, involve equipment and training with long lead times, and are subject to lengthy regulatory approval processes, alternative qualified production capacity may not be available on a timely basis or at all. Also, as noted above, Cognate or Advent could choose to terminate their agreements with us if we are in breach, or if we undergo a change of control. Difficulties, delays or interruptions in the manufacturing and supply and delivery of our DCVax product candidates could require us to stop enrolling new patients into clinical trials, and/or require us to stop the trials or other programs, stop the treatment of patients in the trials or other programs, increase our costs, damage our reputation and, if our product candidates are approved for sale, cause us to lose revenue or market share if our manufacturers are unable to timely meet market demands.

The manufacturing of our product candidates will have to be greatly scaled up for commercialization, and neither we nor our contract manufacturers have experience with such scale-up.

As is the case with any clinical trial, our Phase III clinical trial of DCVax-L for GBM involves a number of patients that is a small fraction of the number of potential patients for whom DCVax-L may be applicable in the commercial market. The same will be true of our other clinical programs with DCVax-L or other DCVax product candidates. If our DCVax-L and/or other DCVax product candidates are approved for commercial sale, it will be necessary to greatly scale up the volume of manufacturing, far above the level needed for clinical trials. Neither we nor our contract manufacturers have experience with such scale-up. In addition, there are likely only a few consultants or advisors in the industry who have such experience and can provide guidance or assistance, because active immune therapies such as DCVax are a fundamentally new category of product in two major ways: these active immune therapy products consist of living cells, not chemical or biologic compounds, and the products are personalized. To our knowledge, very few such products have successfully completed the necessary scale-up for commercialization. For example, Dendreon Corporation encountered substantial difficulties trying to scale up the manufacturing of its Provenge® product for commercialization. To our knowledge, even the CAR-T products which are being commercialized have so far only scaled up to moderate product volumes.

The necessary specialized facilities, equipment and personnel may not be available or obtainable for the scale-up of manufacturing of our product candidates.

The manufacture of living cells requires specialized facilities, equipment and personnel which are entirely different than what is required for the manufacturing of chemical or biologic compounds. Scaling up the manufacturing of living cell products to volume levels required for commercialization will require enormous amounts of these specialized facilities, equipment and personnel - especially where, as in the case of our DCVax product candidates, the product is personalized and must be made for each patient individually. Since living cell products are so new, and have barely begun to reach commercialization, the supply of the specialized facilities and personnel needed for them has not yet developed. However, there has been a sharp increase in the demand for these specialized facilities and personnel, as large numbers of companies seek to develop T cell and other immune cell products. It may not be possible for us or our manufacturers to obtain all of the specialized facilities and personnel needed for commercialization of our DCVax product candidates, or even for further sizeable trials. This could delay or halt our commercialization and/or further substantial trials.

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

Late stage clinical trials, such as our Phase III clinical trial for GBM patients, are especially expensive, typically requiring tens or hundreds of millions of dollars, and take years to reach their outcomes. Such outcomes often fail to reproduce the results of earlier trials. It is often necessary to conduct multiple late stage trials (including multiple Phase III trials) in order to obtain sufficient results to support product approval, which further increases the expense and time involved. Sometimes trials are further complicated by changes in requirements while the trials are under way (for example, when the standard of care changes for the disease that is being studied in the trial, or when there are changes in the scientific understanding of the disease or the treatment, and/or changes in the competitive landscape.) For example, while the Company’s lead program, the Phase III clinical trial of DCVax-L for brain cancer, has been under way, there has been a very large proliferation of new treatments in various stages of development, as well as some new product approvals, for brain cancer. Any of our current or future product candidates could take a significantly longer time to gain regulatory approval than we expect, or may never gain approval, either of which could delay or stop the commercialization of our DCVax product candidates.

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

Administering any product candidate to humans may produce undesirable side effects. These side effects could interrupt, delay or halt clinical trials of our product candidates and could result in the FDA and/or other regulatory authorities denying further development or approval of our product candidates for any or all targeted indications. Ultimately, some or all of our product candidates may prove to be unsafe for human use. Moreover, we could be subject to significant liability if any volunteer or patient suffers, or appears to suffer, adverse health effects as a result of participating in our clinical trials.

We have limited experience in conducting and managing clinical trials, and we rely on third parties to assist with these services.

We rely on third parties to assist us, on a contract services basis, in managing and monitoring all of our clinical trials. We do not have experience conducting late stage clinical trials by ourselves without third party service firms, nor do we have experience in supervising such third parties in managing late stage, multi-hundred patient clinical trials, other than our current Phase III trial for GBM. Our lack of experience and/or our reliance on these third-party service firms may result in delays or failure to complete these trials successfully or on time. If the third parties fail to perform, we may not be able to find sufficient alternative suppliers of those services in a reasonable time period, or on commercially reasonable terms, if at all. If we were unable to obtain alternative suppliers of such services, we might be forced to delay, suspend or stop our Phase III trial for GBM.

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

The manufacturer and manufacturing facilities we use to make any of our products will also be subject to periodic review and inspection by the FDA, MHRA, EMA or other regulator, as applicable. The discovery of any new or previously unknown problems with the product, manufacturer or facility may result in restrictions on the product or manufacturer or facility, including withdrawal of the product from the market. We will continue to be subject to the FDA, the U.K. Medicines and Healthcare Products Regulatory Agency, or MHRA, the European Medicines Agency, or EMA, and other regulatory requirements, as applicable, governing the labeling, packaging, storage, advertising, promotion, recordkeeping, and submission of safety and other post-market information for all of our product candidates, even those that the FDA, MHRA, EMA, or other regulator, as applicable, had approved. If we fail to comply with applicable continuing regulatory requirements, we may be subject to fines, restriction, suspension or withdrawal of regulatory approval, product recalls and seizures, operating restrictions and other adverse consequences.

Our Operations under early access programs may not be successful.

There is not much accumulated or available experience, information or precedents in regard to early access programs, especially for new types of treatments such as immune therapies. Establishing operations under an early access program will require us to establish and implement new operational, contractual, financial and other arrangements with physicians, hospitals, patients and others. We may not be successful in establishing and implementing such arrangements, and/or such arrangements may not be financially satisfactory or viable.

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

The availability and extent of reimbursement by governmental and/or private payers is essential for most patients to be able to afford expensive treatments, such as cancer treatments. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services, as CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare. Private payers tend to follow CMS to a substantial degree. It is difficult to predict what CMS will decide with respect to reimbursement for fundamentally novel products such as ours, as there have been very few products similar to ours to date., We are aware of only a couple of active immune therapies that have reached the stage of reimbursement decision making processes, including one dendritic cell therapy and a couple of CAR-T cell therapies. Although CMS has approved coverage and reimbursement for a couple of these products, and private payers seem to be following suit in the US, there remain substantial questions and concerns about reimbursement for these products, especially outside the US.

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

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. A growing number of other companies, such as Juno, Kite Bellicum, Agenus, Asterias, Dandrit, Immunicum, Sotio, Tocagen, AiVita and many others, are actively involved in the research and development of immune therapies or cell-based therapies for cancer. In addition, other novel technologies for cancer are under development or commercialization, such as checkpoint inhibitor drugs (which are being rapidly developed by numerous big pharma companies including BMS, Merck, Pfizer, Astra Zeneca, Roche and others) and various T cell-based therapies (which are also being rapidly developed by numerous companies with extraordinary resource backing), as well as the electro-therapy device of NovoCure. Additionally, many companies are actively involved in the research and development of monoclonal antibody-based cancer therapies. Currently, a substantial number of antibody-based products are approved for commercial sale for cancer therapy, and a large number of additional ones are under development, including late stage trials. Many other third parties compete with us in developing alternative therapies to treat cancer, including: biopharmaceutical companies; biotechnology companies; pharmaceutical companies; academic institutions; and other research organizations, as well as some medical device companies (e.g., NovoCure and MagForce Nano Technologies AG).

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

We may need to store, handle, use and dispose of controlled hazardous, radioactive and biological materials in our business. Our development activities may result in our becoming subject to regulatory requirements, and if we fail to comply with applicable requirements, we could be subject to substantial fines and other sanctions, delays in research and production, and increased operating costs. In addition, if regulated materials were improperly released at our current or former facilities or at locations to which we send materials for disposal, we could be liable for substantial damages and costs, including cleanup costs and personal injury or property damages, and we could incur delays in research and production and increased operating costs.

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

With biologics products, in some cases “the process is the product”: i.e., the manufacturing process is considered to be as integral to the product as is the composition of the product itself. If any changes are made in the manufacturing process, and such changes are considered material by the regulatory authorities, the company sponsor may be required to conduct equivalency studies to show that the product is equivalent under the changed manufacturing processes as under the original manufacturing processes, and/or the company sponsor may be required to conduct additional clinical trials. In addition, if there are multiple manufacturing locations, equivalency studies may be required to show that the products produced in the respective facilities are substantially the same. Our manufacturing processes have undergone some changes during or since the early clinical trials, and we have multiple manufacturing locations. Accordingly, we may be required to conduct equivalency studies, and/or additional clinical trials, before we can obtain product approval, unless the regulatory authorities are satisfied that the changes in processes do not affect the quality, efficacy or safety of the product, and satisfied that the products made in each manufacturing location are substantially the same.

We may not receive regulatory approvals for our product candidates or there may be a delay in obtaining such approvals.

Our products and our ongoing development activities are subject to regulation by regulatory authorities in the countries in which we and our collaborators and distributors wish to test, manufacture or market our products. For instance, the FDA will regulate our product in the U.S. and equivalent authorities, such as the MHRA and EMA will regulate in Europe and other jurisdictions. Regulatory approval by these authorities will be subject to the evaluation of data relating to the quality, efficacy and safety of the product for its proposed use, and there can be no assurance that the regulatory authorities will find our data sufficient to support product approval of DCVax-L or DCVax-Direct. In addition, the endpoint against which the data is measured must be acceptable to the regulatory authorities, and the statistical analysis plan for how the data will be evaluated must also be acceptable to the regulatory authorities. Under the Protocol for our Phase III trial of DCVax-L for Glioblastoma brain cancer, the primary endpoint is progression free survival, or PFS. Sometimes regulators have accepted this endpoint, and sometimes not. There can be no assurance that the regulatory authorities will find this to be an approvable endpoint for Glioblastoma multiforme cancer. In addition, as previously recognized, the PFS endpoint in our Phase III trial is complicated and potentially confounded by the phenomenon of pseudo-progression, in which a patient appears to have disease progression (tumor recurrence) but does not actually have such progression (for example, where the appearance of progression is actually inflammation or scarring, or is infiltration of beneficial immune cells). Under the Protocol for our Phase III trial the secondary endpoint is overall survival, or OS. There can be no assurance that regulatory authorities will find a secondary endpoint to be an acceptable basis for product approval. In addition, as previously recognized, the OS endpoint in our Phase III trial is complicated or confounded by the trial design, which allowed all patients (including patients initially assigned to the placebo arm of the trial) to “cross over” and receive DCVax-L treatment after recurrence of their tumor. These factors could result in regulatory authorities refusing to accept either of these endpoints, or the analysis of our data relating to either of these endpoints, as a basis for approval.

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

Different regulators may impose their own requirements and may refuse to grant, or may require additional data before granting, an approval, notwithstanding that regulatory approval may have been granted by other regulators. Regulatory approval may be delayed, limited or denied for a number of reasons, including clinical data, the product not meeting safety or efficacy requirements or any relevant manufacturing processes or facilities not meeting applicable requirements as well as case load at the regulatory agency at the time.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Patent laws afford only limited protection and may not protect our rights to the extent necessary to sustain any competitive advantage we may have. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems in protecting our proprietary rights in those countries. Moreover, patents and patent applications relating to living cell products are relatively new, involve complex factual and legal issues, and are largely untested in litigation - and as a result, are uncertain. Our pending and future patent applications may not result in patents being issued which adequately protect our technology or products or which effectively prevent others from commercializing the same or competitive technologies and products. As a result, we may not be able to obtain meaningful patent protection for our commercial products, and our business may suffer as a result. Third parties may challenge our existing patents, and such challenges could result in overturning or narrowing some of our patents. Even if our patents are not challenged, third parties could assert that their patents block our use of technology covered by some or all of our patents

As of December 31, 2019, we had over 191 issued patents and 52 pending patent applications worldwide relating to our product candidates and related matters such as manufacturing processes. The issued patents expire at various dates from 2022 to 2026. Our issued patents may be challenged, and such challenges may result in reductions in scope, cancellations or invalidations. Our pending patent applications may not result in issued patents. Moreover, our patents and patent applications may not be sufficiently broad to prevent others from using substantially similar technologies or from developing competing products. We also face the risk that others may independently develop similar or alternative technologies, or design around our patented technologies. As a result, no assurance can be given that any of our pending or future patent applications will be granted, that the scope of any patent protection currently granted or that may be granted in the future will exclude competitors or provide us with competitive advantages, that any of the patents that have been or may be issued to us will be held valid if subsequently challenged, or that other parties will not claim rights to or ownership of our patents or other proprietary rights that we hold.

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

We have already been exposed to one patent lawsuit by a large company, which we vigorously defended. Our defense resulted in the plaintiff withdrawing nearly all of the claims it filed, and in settlement of the last claims without our paying the plaintiff anything. However, the litigation was expensive and time consuming. In the past, we have also been exposed to claims (without a lawsuit) by a competitor asserting or implying (and commentaries by third parties based on the claims by our competitor) that a patent issued to our competitor covers our products. We obtained and publicly reported legal advice that those claims were without merit. However, in the future, we could again be exposed to claims by third parties - with or without merit - that our products infringe their intellectual property rights.

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

As of December 31, 2019, Linda Powers, our Chief Executive Officer and Chairperson of the Board of Directors, beneficially owned a material percentage of our outstanding securities. This concentration of ownership could involve conflicts of interest, and may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning stock of companies with stockholders who could have conflicts of interest. Ms. Powers’ holdings of our securities could enable her to exert some material influence upon matters requiring approval by our stockholders, including the election and removal of directors and any proposed merger, consolidation or sale of all or substantially all of our assets, as well as over our business plans, strategies or operations. This influence could have the effect of delaying, deferring or preventing a change in control, or impeding a merger or consolidation, takeover or other business combination or action that could be favorable to investors. Cognate BioServices also beneficially owned and/or had a contractual claim to receive a material percentage of our outstanding securities as of December 31, 2019. Since the management buyout of Cognate BioServices in February 2018, Cognate BioServices is no longer a related party; however, Cognate’s continued beneficial ownership of a material percentage of our outstanding securities could adversely affect the Company and/or our stock, for example if perceived adversely by investors, and could enable Cognate to exert influence over matters requiring approval by our stockholders, as well as over our business plans, strategies or operations.

The requirements of the Sarbanes-Oxley Act of 2002 and other U.S. securities laws impose substantial costs, and may drain our resources and distract our management.

We are subject to certain of the requirements of the Sarbanes-Oxley Act of 2002, as well as the reporting requirements under the Exchange Act.  The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We have tested and concluded that we have have remediated the identified material weaknesses in our internal controls that were reported over the years.  The substantial efforts and resources the Company has invested achieved remediation of the previously identified weaknesses. However, requirements continue to become more stringent, requiring even more time and resources to be invested to maintain a controlled environment, which is difficult for a small company like ours. Continued additional investments and management time to meet these requirements will be necessary since control weaknesses raise the risk of future material errors in the company's financial statements.  We may not be able to maintain effective controls over time. If we have material weaknesses in the future, this may subject us to SEC enforcement action, which could include monetary fines or other equitable remedies that could be detrimental to the ongoing business of the Company.

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

Sales of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to decline. A substantial majority of the outstanding shares of our common stock are freely tradable without restriction or further registration under the Securities Act. As of December 31, 2019, 614.3 million shares of our common stock are issued and outstanding. In addition, as of December 31, 2019, 359.5 million shares of our common stock are issuable upon exercise of outstanding warrants and 104.7 million shares of our common stock are issuable upon exercise of outstanding options.

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

Our corporate headquarters are located at 4800 Montgomery Lane, Bethesda, Maryland, where we lease and occupy an aggregate of approximately 7,097 square feet of office space. The lease covering this property is currently scheduled to expire in April 2021.

We also lease and occupy approximately 915 square feet of office space in Germany. The lease covering this property is currently scheduled to expire in December 2020.

We also lease and occupy approximately 505 square feet of office space in England. The lease covering this property is currently scheduled to expire in April 2020.

Our research and development operations are mainly based in Sawston, U.K., where we lease and occupy an aggregate of approximately 87,000 square feet of building. The lease covering this property is currently scheduled to expire in December 2038.

We believe that our existing facilities are adequate for our immediate needs and that, should it be needed, additional space can be leased to accommodate any future growth.

ITEM 3.	LEGAL PROCEEDINGS

U.S. Securities and Exchange Commission

As previously reported, the SEC has been investigating the Company regarding various topics that have been previously disclosed, including regarding the Company’s internal controls. The Company has been cooperating with the SEC investigation.  On October 10, 2019, the Company entered into a settlement agreement with the SEC.  Under the settlement, in which the Company neither admits nor denies any violations, the Company paid a fine of $250,000 in connection with past weaknesses in its internal controls. As part of the investigation and settlement, the Company, with SEC oversight, has retained an additional independent consultant to review remediation efforts implemented and provide guidance to help the Company remediate outstanding deficiencies, if any.

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

As of March 5, 2020, there were approximately 15,000 holders of record of our common stock. Such holders may include any broker or clearing agencies as holders of record, and in such cases exclude the individual stockholders whose shares are held by such brokers or clearing agencies.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all future earnings, if any, to fund the ongoing development and growth of our business.  We do not currently anticipate paying any cash dividends in the foreseeable future.

Stock Performance Graph

Not Applicable

Recent Sales of Unregistered Securities

During the year ended December 31, 2019, the Company issued certain equity securities as set forth in footnote 11 (Stockholders’ Equity) to our financial statements, for the consideration described in such footnote, which disclosure is incorporated into this Item 5.  Such securities were issued by the Company pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, or the provisions of Rule 506 of Regulation D promulgated under the Securities Act. Except as set forth in such footnote, the Company did not utilize an underwriter or a placement agent for any of these offerings of its securities

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

Our lead product, DCVax®-L, is designed to treat solid tumor cancers that can be surgically removed. This product is in an ongoing Phase III trial for newly diagnosed Glioblastome multiforme (GBM). 331 patients were enrolled in the trial, and the Company is working to reach completion. The Company, the physicians and the patients remain blinded. On May 29, 2018, interim blinded data from the Phase III trial collected in March 2017 were published in a peer reviewed scientific journal. On November 17, 2018, updated interim blinded data from the Phase III trial collected through October 2018 were presented at the Society for Neuro-Oncology annual meeting. As the Company noted in its announcement of the May 2018 publication and in subsequent reports, the data could get either better or worse as it continues to mature. The Company has been consulting with its Scientific Advisory Board, the Steering Committee of the trial and other independent experts about the ongoing handling of the trial and preparations for completion.

As previously reported, the Company has been moving forward with the several stages of work that are needed to reach data lock and unblinding of the data from this Phase III trial. These stages include completing the draft Statistical Analysis Plan, conducting the final data collection and data validation, then data lock and unblinding and analyzing the data. Each of these stages involves teams of outside experts as well as Company personnel.

The Company worked with three sets of highly experienced and independent statisticians, from both the U.K. and the U.S. to develop the Statistical Analysis Plan (SAP).  The Company is continuing to consult with its Scientific Advisory Board, independent consultants and the Board of Directors to move forward as prudently and expeditiously as possible to data lock, unblinding and top line data.

The independent contract research organization (CRO) managing the trial has been moving forward on the final data collection site visits and query resolutions to complete the trial data. The Company’s understanding is that the site visits are nearing completion and most of the queries will have been resolved, with only a modest number remaining outstanding. In parallel, the medical monitors are checking the blinded data as well, and other third parties are collecting confirmatory information.

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

As of December 31, 2019 and 2018, the undiscounted net future cash flows of the U.K. property were greater than the carrying value. Therefore, no impairment loss was considered necessary.

Sale and Leaseback Transactions

The Company accounts for the sale and leaseback of the U.K. manufacturing facility in accordance with ASC 842. Gains on sale leaseback transactions are recognized at the time of sale if the fair value of the property sold is more than the net book value of the property. Gains on sale and leaseback transactions are deferred and amortized over the remaining lease term. On December 14, 2018, the Company completed the sale and leaseback of the real estate assets associated with the U.K. manufacturing facility for proceeds net of closing costs of $45.6 million. Total gain from the sale was approximately $8.0 million, of which we recognized approximately $3.3 million upfront gain on the closing date in December 2018, and approximately $4.7 million of the gain has been deferred. In addition, we will continue to benefit from the substantial investment costs we had incurred for improvements to the 87,000 square foot Vision Centre building on the U.K. property prior our sale of the property, since the sale transaction included a lease-back of that facility to us for 20 years with a renewal option for another 20 years.

Stock Based Compensation

Effective January 1, 2019, we adopted ASU 2018-07, by which the accounting for share-based payments to non-employees and employees is substantially aligned. There was no cumulative effect of the adoption of this standard.

Share-based compensation cost is recorded for all option grants and awards of non-vested stock based on the grant date fair value of the award using the Black-Scholes option-pricing model, and is recognized over the service period required for the award. Prior to January 1, 2019, share-based compensation cost for non-employees was remeasured at every reporting period.

We estimate the fair value of stock option grants using the Black-Scholes option pricing model and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

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

We recognize forfeitures when they occur.

Recent Accounting Standards

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

Adoption of Recent Accounting Standards

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

Results of Operations

Operating costs:

Operating costs and expenses consist primarily of research and development expenses, including clinical trial expenses, which increase when we are actively participating in clinical trials and especially when we are in a large ongoing international phase III trial or we are completing such a large international trial, and undertaking substantial one-time expenses such as for final site visits, query resolutions, statistical work for the Statistical Analysis Plan, preparations for data analyses and other activities related to completion and assessment of the trial. The operating costs also include administrative expenses associated with trials, and increase as such operating activities grow.

In addition to clinical trial related costs, our operating costs may include ongoing work relating to our DCVax products, including R&D, product characterization, and related matters. Going forward, we are also incurring large amounts of costs to carry out and complete statistical analyses, process validation work, final data collection and validation, and other work associated with moving towards preparing for locking, unblinding and analyzing the trial results.

Our operating costs also include the costs of preparations for the launch of new or expanded clinical trial programs, such as our planned Phase II clinical trials. The preparation costs include payments to regulatory consultants, lawyers, statisticians, sites and others, evaluation of potential investigators, the clinical trial sites and the CROs managing the trials and other service providers, and expenses related to institutional approvals, clinical trial agreements (business contracts with sites), training of medical and other site personnel, trial supplies and other. Additional substantial costs relate to the maintenance and substantial expansion of manufacturing capacity, in both the US and Europe.

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

General and administrative:

General and administrative expenses include personnel related salary and benefit expenses, cost of facilities, insurance, travel, legal services, property and equipment and amortization of stock options and warrants.

For the Years Ended December 31, 2019 and 2018

We recognized a net loss of $20.3 million and $35.8 million for the years ended December 31, 2019 and 2018, respectively. Net cash used in operations was $31.9 million and $34.6 million for the years ended December 31, 2019 and 2018, respectively.

Research and development expense

For the years ended December 31, 2019 and 2018, research and development expense was $13.6 million and $18.2 million, respectively. The decrease of $4.6 million for the year ended December 31, 2019 was primarily due to lower expenses incurred from Cognate BioServices, Advent Bioservices, and other major third-party vendors compared to last year. We also incurred lower stock-based compensation arrangements compared to last year. We recorded approximately $1.8 million of stock-based compensation expense related to research and development expenses during the year ended December 31, 2018 as compared to $0.5 million for the year ended December 31, 2019.

The following table summarizes expenses incurred (i.e., amounts invoiced, including those which have only been partly paid) to entities as related parties during the years ended December 31, 2019 and 2018 (amount in thousands):

	For the years ended
	December 31,
	2019	2018
Cognate BioServices, Inc. (related party until February 2018)	N/A	$873
Cognate BioServices GmbH	N/A	66
Cognate Israel	N/A	168
Advent BioServices	5,218	6,258
Total	$5,218	$7,365

General and Administrative Expense

General and administrative expenses were $12.5 million and $22.5 million for the years ended December 31, 2019 and 2018, respectively. The decrease compared with 2018 was primarily due to lower non-cash expense for stock-based compensation from issuance of stock options to our officers and directors. We recorded approximately $1.4 million and $12.5 million of stock-based compensation under general and administrative expense during the years ended December 31, 2019 and 2018, respectively.

Legal Expenses

Legal costs were $3.7 million and $4.5 million for the years ended December 31, 2019 and 2018, respectively. The decrease in legal costs reflects a reduction in the need for legal services.

Gain on sale of property in the U.K.

We recognized a gain of approximately $8.0 million on the sale of most of our U.K. property in December 2018, of which we recognized approximately $3.3 million upfront gain on the closing date, and approximately $4.7 million of the gain has been deferred. In addition, we will continue to benefit from the substantial investment costs we had incurred for improvements to the 87,000 square foot Vision Centre building on the U.K. property prior our sale of the property, since the sale transaction included a lease-back of that facility to us for 20 years with a renewal option for another 20 years.

The following table summarizes details of the breakdown on the gain recorded during the year ended December 31, 2018 (amount in thousands):

Cash consideration received, net of fees	$45,595
Extinguishment of environmental liability	6,200
Land and buildings – carrying value	(45,168)
Accumulated depreciation costs written off	1,397
Deferred profit on sale-leaseback transaction *	(4,748)
Gain from sale of property in the United Kingdom	$3,276

* On January 1, 2019, we adopted the new lease standard under ASC 842 and recorded an adjustment to opening accumulated deficit of $4.8 million (adjusted based on currency rate on January 1, 2019) related to the derecognition of deferred profit related to the U.K facility sales leaseback transaction.

Change in fair value of derivatives

We recognized a non-cash gain of $11.8 million and $18.3 million for the years ended December 31, 2019 and 2018, respectively.

The non-cash gain was primarily due to the decrease in stock price as of December 31, 2019 compared with December 31, 2018.

Loss from Extinguishment of Debt

During the year ended December 31, 2019, we recorded loss from extinguishment of debt of $1.9 million. The debt extinguishment loss resulted from debt conversion, when the fair value of common stock exceeded the book value of the debt as of the conversion date. We also amended certain notes in 2019, which was treated as an extinguishment for accounting purposes.

Interest expense

During the years ended December 31, 2019 and 2018, we recorded interest expense of $3.0 million and $9.9 million, respectively. We recorded $1.7 million interest expense related to mortgage loans on our U.K. property during the year ended December 31, 2018.

Foreign currency transaction gain (loss)

During the years ended December 31, 2019 and 2018, we recognized foreign currency transaction gain of $0.3 million and a foreign currency transaction loss of $2.8 million, respectively. The loss was due to the strengthening of the U.S. dollar relative to the British pound sterling. The foreign currency fluctuation throughout the period is smaller in 2019 compared to 2018.

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

Contingent Contractual Payment

The following table summarizes our contractual obligations as of December 31, 2019 (amount in thousands):

	Payment Due by Period
		Less than	1 to 2
	Total	1 Year	Years
Short term convertible notes payable (1)
6% unsecured	218	218	-
10% unsecured	550	550	-
Short term notes payable (2)
8% unsecured	565	565	-
10% unsecured	3,906	3,906
12% unsecured	571	571	-
0% unsecured	1,156	1,156	-
Short term notes payable - related parties (3)
10% unsecured - (on demand)	74	74	-
Long term notes payable (4)
8% unsecured	8,036	-	8,036
Operating leases (5)	11,833	6,060	5,773
Purchase obligation (6)
Total	$26,909	$13,100	$13,809

(1) The obligations related to short term convertible notes were approximately $0.8 million as of December 31, 2019, which included remaining contractual unpaid interest of $0.1 million.

(2) The obligations related to short term notes were approximately $6.2 million as of December 31, 2019, which included remaining contractual unpaid interest of $0.5 million.

(3) The obligations related to short term notes to related parties were approximately $74,000 as of December 31, 2019, which included unpaid loans of $66,000 and unpaid interest of $8,000 owed to Advent BioServices, Ltd.

(4) The obligations related to long term notes were approximately $8.0 million as of December 31, 2019, which included remaining contractual unpaid interest of $1.0 million.

(5) The operating lease obligations during the next 1 to 2 years included $416,000, $16,000, $20,000 and $4,000 to our offices in Maryland, Germany, London and Netherlands, respectively. Approximately £1 million ($1.4 million) lease obligations during the next 2 years related to the Vision Centre in the U.K. that we leased back in December 2018. We also included approximately $10.0 million of anticipated payments to Advent BioServices, which represents the next 2 years’ obligation. The remaining contract term as of December 31, 2019 was approximately 3 years under the Manufacturing Services Agreement with Advent.

(6) We have possible contingent obligations to pay certain fees to manufacturers if we shut down or suspend programs.

For Cognate BioServices (in addition to any other remedies) if we shut down or suspend its DCVax-L program or DCVax-Direct program, the following obligations exist are not reflected in the accompanying balance sheets. See Note 12, Variable Interest Entities, for further details.

For a shut down or suspension of the DCVax-Direct program at Cognate, the Company must give 3 months’ advance notice.

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

While our DCVax programs are ongoing, under our agreements with Cognate we are required to pay certain fees for dedicated production suites or capacity reserved exclusively for DCVax production, and pay for a certain minimum number of patients, whether or not we fully utilize the dedicated capacity and number of patients. The same is the case under our agreement with Advent. On May 21, 2019, we settled certain disputed amounts that had been invoiced to us by Cognate.

For a shut down or suspension of the DCVax-L program at Advent, the Company must give 12 months’ advance notice. During the notice period services would still be provided. Minimum required payments for this notice period total approximately £3.8 million ($5 million).

As of December 31, 2019, no shut-down or suspension fees were triggered.

Operating Activities

We used $31.9 million and $34.6 million in cash for operating activities during the years ended December 31, 2019 and 2018, respectively. The decrease in cash used in operating activities was primarily attributable to the decrease in the levels of activity in our ongoing clinical programs.

Investing Activities

During the year ended December 31, 2019, we spent approximately $360,000 to purchase additional equipment in the UK.

During the year ended December 31, 2018, we received approximately $45.6 million cash, net of approximately $1.6 million fees, from sale of certain property in U.K.

Financing Activities

We received approximately $6.9 million and $8.4 million in cash proceeds from issuance of convertible preferred stock, common stock and warrants, in both public and private offerings during the years ended December 31, 2019 and 2018, respectively.

We received approximately $2.2 million and $2.6 million cash proceeds from exercise of warrants during the years ended December 31, 2019 and 2018, respectively.

We received approximately $7.0 million and $15.2 million in cash proceeds from issuance of multiple notes during the years ended December 31, 2019 and 2018, respectively.

We made aggregate debt payments of $6.1 million and $18.3 million during the years ended December 31, 2019 and 2018, respectively.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of December 31, 2019 and 2018 and for the fiscal years ended December 31, 2019 and 2018, begins on page F-1 of this Annual Report on Form 10-K.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. In making this assessment, the Company’s management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Our management concluded that as of December 31, 2019, our disclosure controls and procedures were effective, and previous noted deficiencies have been remediated, as described below.

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

Management of the Company, including our CEO and CFO, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2019.  Based on this assessment, we determined that we have effectively designed and implemented, consistently performed and tested the functioning of these controls.

Based on the efforts identified above, we have concluded that the previously identified material weaknesses in the Company’s internal control over financial reporting have been remediated through the following efforts:

1.	To maintain effective controls over the operating effectiveness of information technology ("IT") systems that are relevant to the preparation of our financial statements, we designated a Chief Information Officer, formalized and consistently implemented appropriate IT policies, and strengthened the oversight of the Company’s third-party service providers with regards to maintaining documentation related to the areas of: managing user access, IT change management, IT infrastructure (cybersecurity, network security) and IT operations (physical security, contingency planning, disaster recovery, backups). The Chief Information Officer oversees and approves all of the activities performed by our third party service providers.

2.	We improved our level of documentation to support reviews and retention of such documentation to support management’s review activities. This documentation is used as evidence of such review procedures being performed by management over the processing, recording and reviewing of transactions related to certain contracts, accounting memos and certain monthly closing procedures. We have also invested additional resources to continue to improve our financial control environment through the hiring of an additional executive dedicated to these efforts as the Chief Financial and Accounting Officer (CFO/CAO).

3.	The Company has formalized and implemented a complete set of financial operational policies and related procedures which govern our system of internal controls over financial reporting. These policies were reviewed and tested to be effective as of December 31, 2019.

Because these material weaknesses were successfully remediated and additional material weaknesses were not identified, management, including our principal executive officer and principal financial officer, has concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting has been audited by Marcum LLP, an independent registered public accounting firm, as stated in their attestation report in Item 8 of this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes, other than those described above, in our internal control over financial reporting during the fiscal quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our 2020 Proxy Statement under the captions “Election of Directors”, and “Code of Ethics.” To the extent that we do not file the 2020 Proxy Statement prior to the end of the 120-day period following December 31, 2019, we will amend this Annual Report on Form 10-K to provide the required information.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item will be contained in the Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS-EQUITY COMPENSATION PLAN INFORMATION

Information required by this item will be contained in the Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information required by this item will be contained in the Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be contained in the Proxy Statement and is incorporated herein by reference.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The Exhibits listed below are identified by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K. The Exhibits designated by an asterisk (*) are management contracts or compensatory plans or arrangements required to be filed pursuant to Item 15.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Seventh Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1(File No. 333-134320) on July 17, 2006).
3.2	Third Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K on June 22, 2007).
3.3	Amendment to Seventh Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 filed with the Registrant’s Current Report on Form 8-K on June 22, 2007).
3.5	Amendment to Seventh Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q on May 21, 2012).

3.6	Amendment to Seventh Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K on September 26, 2012).
3.7	Amendment to Third Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K on December 11, 2012).
3.8	Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K on December 21, 2017).
3.9	Amended and Restated Certificate of Designations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K on January 4, 2018).
4.1	Description of Securities
4.2	Form of common stock certificate (incorporated by reference to Exhibit 4.1 filed with the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-67350) on November 14, 2001).
4.3	Form of Warrant Agency Agreement by and between Northwest Biopharmaceuticals, Inc. and Computershare Trust Company, N.A. and Form of Warrant Certificate (incorporated by reference to Exhibit 4.2 filed with the Registrant’s Form S-1 on December 4, 2012).
10.1	Form of Loan Agreement and 10% Convertible, Promissory Note between the Company and Toucan Partners, LLC (incorporated by reference to Exhibit 10.4 filed with the Registrant’s Form 10-K on April 17, 2007).
10.2	Second Amended and Restated Investor Rights Agreement dated June 22, 2007 between the Company and Toucan Capital Fund II, LLP (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K on June 22, 2007).
10.3	Warrant to purchase securities of the Company dated July 26, 2005 issued to Toucan Capital Fund II, L.P (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K on August 1, 2005).
10.4	Warrant to purchase securities of the Company dated September 7, 2005 issued to Toucan Capital Fund II, L.P (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K on September 9, 2005).
10.5	Amended Form of Warrant to purchase securities of the Company dated November 14, 2005 and April 17, 2006, as amended April 14, 2007, issued to Toucan Partners, LLC (incorporated by reference to Exhibit 10.21 filed with the Registrant’s Form 10-K on April 17, 2007).
10.6	Form of Warrant to purchase securities of the Company dated April 14, 2007 issued to Toucan Partners, LLC (incorporated by reference to Exhibit 10.22 filed with the Registrant’s Form 10-K on April 17, 2007).

10.7	Loan Agreement and 10% Convertible Promissory Note in the principal amount of $100,000 between the Company and Toucan Partners, LLC, dated April 27, 2007 (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on May 3, 2007).
10.8	Warrant to purchase securities of the Company issued to Toucan Partners, LLC, dated April 27, 2007 (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K on May 3, 2007).
10.9	Form of Toucan Partners Loan Agreement and 10% Convertible Note, dated as of June 1, 2007 (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on June 7, 2007).
10.10	Form of Toucan Partners Warrant, dated as of June 1, 2007 (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K on June 7, 2007).
10.11	Amended and Restated Warrant to purchase Series A Preferred Stock issued to Toucan Capital Fund II, L.P., dated as of June 1, 2007 (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Current Report on Form 8-K on June 7, 2007).
10.12	Warrant to purchase Series A-1 Preferred Stock issued to Toucan Capital Fund II, L.P., dated as of June 1, 2007 (incorporated by reference to Exhibit 10.4 filed with the Registrant’s Current Report on Form 8-K on June 7, 2007).
10.13	Warrant to purchase Series A-1 Preferred Stock issued to Toucan Capital Fund II, L.P., dated as of June 1, 2007 (incorporated by reference to Exhibit 10.5 filed with the Registrant’s Current Report on Form 8-K on June 7, 2007).
10.14	Northwest Biotherapeutics, Inc. $225,000 Demand Note dated June 13, 2007 (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on June 18, 2007).
10.15	Conversion Agreement dated June 15, 2007 and effective June 22, 2007 between the Company and Toucan Capital Fund II, LLP (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Current Report on Form 8-K on June 22, 2007).
10.16*	Services Agreement between Cognate BioServices, Inc. and Northwest Biotherapeutics dated April 1, 2011 (incorporated by reference to Exhibit 10.19 filed with the Registrant’s Registration Statement on Form S-1 (Registration No. 333-182470 on June 29, 2012 ).
10.17	1998 Stock Option Plan (incorporated by reference to Exhibit 10.15 filed with the Registration Statement on Form S-1 (Registration No. 333-67350) on August 13, 2001).
10.18	1999 Executive Stock Option Plan (incorporated by reference to Exhibit 10.16 filed with the Registration Statement on Form S-1 (Registration No. 333-67350) on August 13, 2001).
10.19	2001 Stock Option Plan (incorporated by reference to Exhibit 10.17 filed with the Registration Statement on Form S-1 (Registration No. 333-67350) on August 13, 2001).
10.20	2001 Nonemployee Director Stock Incentive Plan (incorporated by reference to Exhibit 10.18 filed with the Registration Statement on Form S-1 (Registration No. 333-67350) on August 13, 2001).
10.21	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.19 filed with the Registration Statement on Form S-1 (Registration No. 333-67350) on August 13, 2001).
10.22	Form of Stock Option Agreement under the 2007 Stock Option Plan (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Registration Statement on Form S-8 on November 21, 2007).
10.23	Loan Agreement and Promissory Note, dated May 6, 2008 between the Company and Al Rajhi Holdings WLL (incorporated by reference to Exhibit 4.5 filed with the Registrant’s Current Report on Form 8-K on May 15, 2008).
10.24	Loan Agreement and Promissory Note, dated August 19, 2008 between the Company and Toucan Partners LLC (incorporated by reference to Exhibit 10.1 filed with the Registrant’s Quarterly Report on Form 10-Q on November 19, 2008).
10.25	Loan Agreement and Promissory Note, dated October 1, 2008 between the Company and SDS Capital Group SPC, Ltd (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Quarterly Report on Form 10-Q on November 19, 2008).
10.26	Warrant, dated October 1, 2008, between the Company and SDS Capital Group SPC, Ltd (incorporated by reference to Exhibit 10.3 filed with the Registrant’s Quarterly Report on Form 10-Q on November 19, 2008).

10.27	Loan Agreement and Promissory Note, dated October 21, 2008, between the Company and SDS Capital Group SPC, Ltd (incorporated by reference to Exhibit 10.4 filed with the Registrant’s Quarterly Report on Form 10-Q on November 19, 2008).
10.28	Form of Loan Agreement and Promissory Note, between the Company and a Group of Private Investors (incorporated by reference to Exhibit 10.5 filed with the Registrant’s Quarterly Report on Form 10-Q on November 19, 2008).
10.29	Form of Warrant, between the Company and SDS Capital Group SPC. Ltd and a Group of Private Investors (incorporated by reference to Exhibit 10.6 filed with the Registrant’s Quarterly Report on Form 10-Q on November 19, 2008).
10.30	Loan Agreement and Promissory Note, dated December 22, 2008, between the Company and Toucan Partners LLC (incorporated by reference to Exhibit 10.62 filed with the Registrant’s Form 10-K on April 15, 2009).
10.31	Form of Warrant, dated December 22, 2008, between the Company and Toucan Partners LLC (incorporated by reference to Exhibit 10.63 filed with the Registrant’s Form 10-K on April 15, 2009).
10.32	Form of Securities Purchase Agreement, by and among the Company and Al Rajhi Holdings (incorporated by reference to Exhibit 10.64 filed with the Registrant’s Form 10-K on April 15, 2009).
10.33	Securities Purchase Agreement, by and among the Company and a Group of Equity Investors (incorporated by reference to Exhibit 10.65 filed with the Registrant’s Form 10-K on April 15, 2009).
10.34	Form of Warrant, between the Company and a Group of Equity Investors (incorporated by reference to Exhibit 10.66 filed with the Registrant’s Form 10-K on April 15, 2009).
10.35	Form of Loan Agreement and Promissory Note, dated March 27, 2009, between the Company and a Group of Private Lenders (incorporated by reference to Exhibit 10.67 filed with the Registrant’s Form 10-K on April 15, 2009).
10.36	Amended and Restated Northwest Biotherapeutics, Inc. 2007 Stock Option Plan (incorporated by reference to Schedule 14A filed on December 3, 2013).
10.37	DC Vax ®-L Manufacturing and Services Agreement between the Company and Cognate BioServices, Inc. dated January 17, 2014 (incorporated by reference to Exhibit 10.40 filed with the Company’s Quarterly Report on Form 10-Q on May 15, 2014).
10.38	DC Vax ®-L Direct Manufacturing and Services Agreement between the Company and Cognate BioServices, Inc. dated January 17, 2014 (incorporated by reference to Exhibit 10.41 filed with the Company’s Quarterly Report on Form 10-Q on May 15, 2014).
10.39	Ancillary Services Agreement between the Company and Cognate BioServices, Inc. dated January 17, 2014 (incorporated by reference to Exhibit 10.42 filed with the Company’s Quarterly Report on Form 10-Q on May 15, 2014).
10.40	Manufacturing Expansion Service Agreement between the Company and Cognate BioServices, Inc. dated January 17, 2014 (incorporated by reference to Exhibit 10.43 filed with the Company’s Quarterly Report on Form 10-Q on May 15, 2014).
10.41	Form of Warrant between the Company and H.C. Wainwright & Co., LLC dated April 9, 2014 (incorporated by reference to Exhibit 4.1 filed with the Company’s Current Report on Form 8-K on April 14, 2014).
10.42	Form of Warrant between the Company and certain investors (incorporated by reference as Exhibit 4.1 filed with the Company’s Current Report on Form 8-K on October 10, 2014).
10.43	Form of Warrant between the Company and certain investors (incorporated by reference as Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on December 29, 2015).
10.44	Form of Warrant between the Company and certain investors (incorporated by reference as Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on March 3, 2016).
10.45	Form of Common Stock Purchase Warrant by and between Northwest Biotherapeutics, Inc. and certain purchasers (incorporated by reference as Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on July 11, 2016).
10.46	Exchange Agreement, dated as of August 29, 2016, between Cognate BioServices, Inc. and Northwest Biotherapeutics, Inc. (incorporated by reference as Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on September 6, 2016).

10.47	Form of Warrant to Purchase Common Stock to Cognate BioServices, Inc. to purchase 4,305,772 shares of Common Stock (incorporated by reference as Exhibit 99.1 filed with the Company’s Current Report on Form 8-K on September 6, 2016).
10.48	Letter Agreement, dated August 23, 2016, by and between Northwest Biotherapeutics, Inc. and certain purchasers (incorporated by reference as Exhibit 10.1 filed with the Company’s Current Report on Form 8-K/A on September 19, 2016).
10.49	Series E Common Stock Purchase Warrant (incorporated by reference as Exhibit 10.2 filed with the Company’s Current Report on Form 8-K/A on September 19, 2016).
10.50	Registration Rights Agreement dated August 22, 2016 (incorporated by reference as Exhibit 10.3 filed with the Company’s Current Report on Form 8-K/A on September 19, 2016).
10.51	Engagement Agreement, dated August 21, 2016, by and between Northwest Biotherapeutics, Inc. and H.C. Wainwright & Co., LLC, as placement agent 2016 (incorporated by reference as Exhibit 10.4 filed with the Company’s Current Report on Form 8-K/A on September 19, 2016).
10.52	Agreement, dated as of October 13, 2016, between Cognate BioServices, Inc. and Northwest Biotherapeutics, Inc. (incorporated by reference as Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on October 19, 2016).
10.53	Omnibus Amendment Agreement dated as of September 22, 2016 between Cognate BioServices, Inc. and Northwest Biotherapeutics, Inc. (incorporated by reference as Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on October 19, 2016).
10.54	Release Agreement dated as of October 13, 2016 between Cognate BioServices, Inc. and Northwest Biotherapeutics, Inc. (incorporated by reference as Exhibit 10.3 filed with the Company’s Current Report on Form 8-K on October 19, 2016).
10.55	Assignment and Assumption Agreement dated as of October 13, 2016 between Cognate BioServices, Inc. and Northwest Biotherapeutics, Inc. (incorporated by reference as Exhibit 10.4 filed with the Company’s Current Report on Form 8-K on October 19, 2016).
10.56	Form of Securities Purchase Agreement, dated March 17, 2017, by and between Northwest Biotherapeutics, Inc. and certain purchasers. (incorporated by reference as Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on March 23, 2017).
10.57	Form of Class A Common Stock Purchase Warrant (incorporated by reference as Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on March 23, 2017).
10.58	Form of Class B Common Stock Purchase Warrant (incorporated by reference as Exhibit 10.3 filed with the Company’s Current Report on Form 8-K on March 23, 2017).
10.59	Form of Class C Common Stock Purchase Warrant (incorporated by reference as Exhibit 10.4 filed with the Company’s Current Report on Form 8-K on March 23, 2017).
10.60	Engagement Agreement with Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC (incorporated by reference as Exhibit 10.5 filed with the Company’s Current Report on Form 8-K on March 23, 2017).
10.61	Securities Exchange Agreement (incorporated by reference as Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on May 31, 2017).
10.62	Securities Exchange Agreement (incorporated by reference as Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on June 21, 2017).
10.63	Note Purchase Agreement (incorporated by reference as Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on June 21, 2017).
10.64	Form of Warrant Repricing Letter Agreement dated August 7, 2017 by and between Northwest Biotherapeutics, Inc. and a certain institutional investor (incorporated by reference as Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on August 7, 2017).
10.65	Form of Series A Common Stock Purchase Warrant (incorporated by reference as Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on August 7, 2017).

10.66	Form of Securities Purchase Agreement, dated September 20, 2017, by and between Northwest Biotherapeutics, Inc. and certain institutional investors (incorporated by reference as Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on September 22, 2017).
10.67	Form of Class A Common Stock Purchase Warrant (incorporated by reference as Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on September 22, 2017).
10.68	Engagement Agreement with Rodman & Renshaw, a unit of H.C. Wainwright & Co., LLC (incorporated by reference as Exhibit 10.3 filed with the Company’s Current Report on Form 8-K on September 22, 2017).
10.69	Sawston Lease, dated October 10, 2017.
10.70	Form of Class D-1 Common Stock Purchase Warrant (incorporated by reference as Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on December 7, 2017).
10.71	Form of Voting Agreement (incorporated by reference as Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on December 7, 2017).
10.72	Form of Subscription Agreement (incorporated by reference as Exhibit 10.3 filed with the Company’s Current Report on Form 8-K on December 7, 2017).
10.73	Settlement and Amendment Agreement (2016 Obligations Agreement), dated as of December 31, 2017, by and between Northwest Biotherapeutics, Inc. and Cognate BioServices, Inc.
10.74	Settlement and Amendment Agreement (2017 Obligations Agreement), dated as of December 31, 2017, by and between Northwest Biotherapeutics, Inc. and Cognate BioServices, Inc.
10.75	Note and Loan Agreement, dated as of March 14, 2018, by and between Northwest Biotherapeutics, Inc. and Linda F. Powers.
10.76	Note and Loan Agreement, dated as of March 19, 2018, by and between Northwest Biotherapeutics, Inc. and Linda F. Powers.
10.77	Promissory Note in the principal amount of $1,388,888.89, dated as of May 1, 2018, by and between Northwest Biotherapeutics, Inc. and Adar Bays, LLC.
10.78	Form of Loan Agreement, dated as of November 7, 2018, by and between Northwest Biotherapeutics, Inc. and a Group of Private Lenders.
10.79	Contract Relating to Sale of Spicers, Sawston, Cambridge, dated as of December 5, 2018, by and between Aracaris Capital Limited and Huawei Technologies Research & Development (UK) Limited.
10.80	Lease Relating to Vision Centre, Sawston, Cambridge, by and between Aracaris Capital Limited and Aracaris Limited, dated as of December 14, 2018.
21.1	Subsidiaries of the Registrant.
23.1	Independent Registered Public Accounting Firm’s Consent.
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer and Chief Accounting Officer and Interim Chief Information Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer and Chief Accounting Officer and Interim Chief Information Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.

*	Confidential information in this exhibit has been omitted and filed separately with the SEC pursuant to a confidential treatment request.

ITEM 16.	FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC. (Registrant)

Date: March 16, 2020	By:	/s/ Linda F. Powers
Linda F. Powers,
Chief Executive Officer (Principal Executive Officer)

Date: March 16, 2020	By:	/s/ Jean M. Davis
Jean M. Davis,
Chief Financial Officer (Chief Accounting Officer and Interim Chief Information Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Linda F. Powers	Chief Executive Officer	March 16, 2020
Linda F. Powers	Principal Executive Officer

/s/ Jean M. Davis	Chief Financial Officer	March 16, 2020
Jean M. Davis	Chief Accounting Officer
Interim Chief Information Officer

/s/ Alton L. Boynton	Director	March 16, 2020
Alton L. Boynton

/s/ Navid Malik	Director	March 16, 2020
Dr. Navid Malik

/s/ Jerry Jasinowski	Director	March 16, 2020
Jerry Jasinowski

/s/ J. Cofer Black	Director	March 16, 2020
J. Cofer Black

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NORTHWEST BIOTHERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Northwest Biotherapeutics, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Northwest Biotherapeutics, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 16, 2020, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2019 due to the adoption of the guidance in ASC Topic 842, Leases (“Topic 842”).

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
March 16, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of

Northwest Biotherapeutics, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Northwest Biotherapeutics, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2019 and 2018 and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ deficit, and cash flows and the related notes for each of the two years in the period ended December 31, 2019 of the Company, and our report dated March 16, 2020 expressed an unqualified opinion on those financial statements.

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

/s/ Marcum llp

Marcum llp

New York, NY

March 16, 2020

NORTHWEST BIOTHERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$372	$22,224
Prepaid expenses and other current assets	2,828	1,574
Total current assets	3,200	23,798

Non-current assets:
Property, plant and equipment, net	281	108
Construction in progress	171	-
Right-of-use asset, net	4,679	-
Other assets	798	761
Total non-current assets	5,929	869

TOTAL ASSETS	$9,129	$24,667

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$6,348	$15,506
Accounts payable and accrued expenses to related parties and affiliates	842	4,588
Convertible notes, net	568	1,863
Convertible notes to related party	-	5,400
Notes payable, net	5,501	7,155
Notes payable to related party	66	393
Shares payable	-	138
Contingent payable derivative liability	7,261	-
Warrant liability	20,213	29,995
Lease liabilities	395	-
Deferred profit on sale-leaseback transaction	-	4,802
Total current liabilities	41,194	69,840

Non-current liabilities:
Note payable, net of current portion, net	6,588	1,986
Lease liabilities, net of current portion	4,914	-
Total non-current liabilities	11,502	1,986

Total liabilities	52,696	71,826

COMMITMENTS AND CONTINGENCIES (Note 13)

Stockholders' deficit:
Preferred stock ($0.001 par value); 100,000,000 shares authorized; 0 shares issued and outstanding as of December 31, 2019 and 2018	-	-
Common stock ($0.001 par value); 1,200,000,000 shares authorized; 614.3 million and 523.2 million shares issued and outstanding as of December 31, 2019 and 2018, respectively	614	523
Additional paid-in capital	794,900	775,741
Stock subscription receivable	(10)	(10)
Accumulated deficit	(839,907)	(824,413)
Accumulated other comprehensive income	836	1,000
Total stockholders' deficit	(43,567)	(47,159)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,129	$24,667

See accompanying notes to the consolidated financial statements

 NORTHWEST BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	For the years ended
	December 31,
	2019	2018
Revenues:
Research and other	$2,410	$412
Total revenues	2,410	412
Operating costs and expenses:
Research and development	13,590	18,154
General and administrative	12,541	22,511
Legal expenses	3,742	4,504
Total operating costs and expenses	29,873	45,169
Gain on sale of property in the United Kingdom	-	3,276
Loss from operations	(27,463)	(41,481)
Other income (expense):
Change in fair value of derivative liabilities	11,828	18,303
(Loss) gain from extinguishment of debt	(1,941)	85
Interest expense	(2,975)	(9,871)
Foreign currency transaction gain (loss)	255	(2,830)
Total other income	7,167	5,687
Net loss	$(20,296)	$(35,794)
Deemed dividend on convertible preferred stock	-	(17,765)
Net loss applicable to common stockholders	$(20,296)	$(53,559)

Other comprehensive income (loss)
Foreign currency translation adjustment	(164)	1,597
Total comprehensive loss	$(20,460)	$(34,197)

Net loss per share attributable to common stockholders - basic and diluted	$(0.04)	$(0.12)
Weighted average shares used in computing basic and diluted loss per share	564,188	440,016

See accompanying notes to the consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders'
	Shares	Par value	Capital	Receivable	Deficit	Income (loss)	Equity (Deficit)
Balance at January 1, 2018	328,857	$329	$721,554	$-	$(788,619)	$(597)	$(67,333)
Issuance of common stock and warrants for cash in a registered direct offering (net of $0.3 million warrant liability)	4,000	4	696	-	-	-	700
Issuance of common stock in a private offering	100	-	23	-	-	-	23
Issuance of common stock for conversion of Series A convertible preferred stock	100,141	100	18,938	(109)	-	-	18,929
Deemed dividend on conversion of Series A convertible preferred stock to common stock	-	-	(10,892)	-	-	-	(10,892)
Beneficial conversion feature of Series B convertible preferred stock	-	-	2,086	-	-	-	2,086
Deemed dividend related to immediate accretion of beneficial conversion feature of Series B convertible preferred stock	-	-	(2,086)	-	-	-	(2,086)
Issuance of common stock for conversion of Series B convertible preferred stock	32,491	33	19,674	(10)	-	-	19,697
Deemed dividend on conversion of Series B convertible preferred stock to common stock	-	-	(4,787)	-	-	-	(4,787)
Warrants exercised for cash	10,936	11	2,564	-	-	-	2,575
Reclassification of warrant liabilities related to warrants exercised for cash	-	-	2,492	-	-	-	2,492
Conversion of share settled debt into common stock	14,214	14	3,294	-	-	-	3,308
Issuance of common stock and warrants for conversion of debt and accrued interest	32,393	32	8,040	-	-	-	8,072
Reclass between accrued interest and subscription receivable	-	-	-	9	-	-	9
Proceeds from investor to offset subscription receivable	-	-	-	100	-	-	100
Stock-based compensation	100	-	14,145	-	-	-	14,145
Net loss	-	-	-	-	(35,794)	-	(35,794)
Cumulative translation adjustment	-	-	-	-	-	1,597	1,597
Balance at December 31, 2018	523,232	523	775,741	(10)	(824,413)	1,000	(47,159)
Issuance of common stock and warrants for cash in a registered direct offering (net of $2.7 million warrant liability and $0.4 million cash offering cost)	32,708	33	4,040	-	-	-	4,073
Warrants exercised for cash	9,532	10	2,210	-	-	-	2,220
Reclassification of warrant liabilities related to warrants exercised for cash	-	-	1,759	-	-	-	1,759
Issuance of common stock and warrants for conversion of debt and accrued interest	35,480	35	9,138	-	-	-	9,173
Stock-based compensation	1,340	1	1,818	-	-	-	1,819
Cumulative effect of adopting new accounting standard	-	-	-	-	4,802	-	4,802
Issuance of common shares in connection with a settlement agreement	12,000	12	(12)	-	-	-	-
Beneficial conversion feature related to amended convertible note	-	-	68	-	-	-	68
Reclass between shares payable and additional paid-in capital	-	-	138	-	-	-	138
Net loss	-	-	-	-	(20,296)	-	(20,296)
Cumulative translation adjustment	-	-	-	-	-	(164)	(164)
Balance at December 31, 2019	614,292	$614	$794,900	$(10)	$(839,907)	$836	$(43,567)

See accompanying notes to the consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

`	For the years ended
	December 31,
	2019	2018
Cash Flows from Operating Activities:
Net Loss	$(20,296)	$(35,794)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	21	1,291
Amortization of debt discount	1,430	6,706
Amortization of debt premium	-	(355)
Change in fair value of derivatives	(11,828)	(18,303)
Loss (gain) from extinguishment of debt	1,941	(85)
Gain on sale of property in the United Kingdom	-	(3,276)
Amortization of operating lease right-of-use asset	(322)	-
Stock-based compensation related to warrants modification	3	141
Stock-based compensation for services	1,819	14,145
Subtotal of non-cash charges	(6,936)	264
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,226)	(304)
Other non-current assets	(11)	(734)
Accounts payable and accrued expenses	30	(436)
Related party accounts payable and accrued expenses	(3,746)	4,002
Exit fee liability related to mortgage loan	-	(120)
Renewal liability related to mortgage loan	-	(1,464)
Lease liabilities	326	-
Net cash used in operating activities	(31,859)	(34,586)
Cash Flows from Investing Activities:
Proceeds from sale of property in the United Kingdom	-	45,595
Additional cost of leasehold improvement related to UK construction	-	(193)
Purchase of equipment	(360)	-
Net cash (used in) provided by investing activities	(360)	45,402
Cash Flows from Financing Activities:
Proceeds from issuance of Series A convertible preferred stock and warrants	-	527
Proceeds from issuance of Series B convertible preferred stock and warrants, net	-	6,594
Proceeds from issuance of common stock and warrants in a registered direct offering, net	6,874	1,000
Proceeds from issuance of common stock and warrants in a private offering	-	23
Proceeds from private offering (shares payable)	-	138
Proceeds from investor to offset subscription receivable	-	100
Proceeds from exercise of warrants	2,220	2,575
Proceeds from warrants modification	7	-
Proceeds from issuance of notes payable, net	7,000	8,000
Proceeds from issuance of notes payable to related party	-	95
Proceeds from issuance of convertible notes payable, net	-	1,700
Proceeds from issuance of convertible notes payable to related party	-	5,400
Repayment of notes payable	(420)	(2,350)
Repayment of notes payable to related parties	(329)	(823)
Repayment of convertible notes payable	-	(5,350)
Repayment of convertible notes payable to related parties	(5,400)	-
Repayment of mortgage loan	-	(9,758)
Net cash provided by financing activities	9,952	7,871
Effect of exchange rate changes on cash and cash equivalents	415	3,420
Net (decrease) increase in cash and cash equivalents	(21,852)	22,107

Cash and cash equivalents, beginning of the year	22,224	117
Cash and cash equivalents, end of the year	$372	$22,224

Supplemental disclosure of cash flow information
Interest payments on mortgage loan	$-	$(1,135)
Interest payments on notes payable	$(43)	$(22)
Interest payments on notes payable to related party	$(177)	$(27)
Interest payments on senior convertible note	$-	$(1,012)
Interest payments on convertible notes payable to related party	$(795)	$-

See accompanying notes to the consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended
	December 31,
	2019	2018
Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock for conversion of Series A convertible preferred stock	$-	$18,929
Deemed dividend on conversion of Series A convertible preferred stock to common stock	$-	$10,892
Beneficial conversion feature of Series B convertible preferred stock	$-	$2,086
Deemed dividend related to immediate accretion of beneficial conversion feature of Series B convertible preferred stock	$-	$2,086
Issuance of common stock for conversion of Series B convertible preferred stock	$-	$19,697
Deemed dividend on conversion of Series B convertible preferred stock to common stock	$-	$4,787
Reclassification of warrant liabilities related to warrants exercised for cash	$1,759	$2,492
Conversion of share settled debt into common stock	$-	$3,308
Issuance of common stock and warrants for conversion of debt and accrued interest	$7,313	$6,480
Conversion of outstanding accounts payables to note payable and contingent payable	$8,560	$-
Issuance of common shares in connection with a settlement agreement	$12	$-
Offering cost related to warrant liability	$2,693	$-
Deferred offering cost	$108	$-
Beneficial conversion feature related to amended convertible note	$68	$-
Reclass between shares payable and additional paid-in capital	$138	$-
Warrants and contingently issuable warrants associated with convertible notes payable to related party	$-	$4,217
Issuance of warrants in conjunction with note payable		$67
Conversion of note payable to offset Series A convertible preferred stock subscription receivable	$-	$500
Conversion of interest payable to offset Series A convertible preferred stock subscription receivable	$-	$71
Accrued renewal fee incurred from mortgage loan		$500
Reclass between accrued interest and subscription receivable	$-	$9

See accompanying notes to the consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

1. Organization and Description of Business

Northwest Biotherapeutics, Inc. and its wholly owned subsidiaries NW Bio GmbH, Aracaris Ltd, Aracaris Capital, Ltd, and Northwest Biotherapeutics B.V. (collectively, the “Company”, “we”, “us” and “our”) were organized to discover and develop innovative immunotherapies for cancer. The Company has developed DCVax® platform technologies for both operable and inoperable solid tumor cancers. The Company has wholly owned subsidiaries in the U.K. and on April 25, 2019, the Company established a new wholly owned subsidiary Northwest Biotherapeutics B.V. in the Netherlands, where the European Medicines Agency is relocating.

The Company relies upon contract manufacturers for production of its DCVax products, research and development services, distribution and logistics, and related services, in compliance with the Company’s specifications and the applicable regulatory requirements. The companies are Cognate BioServices in the U.S. and Advent BioServices (a related party) in the U.K. Both of these companies specialize in the production of living cell products.

2. Financial Condition, Going Concern and Management Plans

The Company has incurred annual net operating losses since its inception. The Company had a net loss of $20.3 million for the year ended December 31, 2019. The Company used approximately $31.9 million of cash in its operating activities for the year ended December 31, 2019. Management believes that the Company has access to capital resources through the sale of equity and debt financing arrangements. However, the Company has not secured any commitments for new financing for this specific purpose at this time.

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

Because of recurring operating losses and operating cash flow deficits, there is substantial doubt about the Company’s ability to continue as a going concern within one year from the date of this filing. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

Property, Plant and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided for using straight-line methods, in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives. Repairs and maintenance costs are charged to operations as incurred.

Costs for capital assets not yet placed into service are capitalized as Construction in progress on the Consolidated balance sheets and will be depreciated once placed into service.

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

Use of Estimates

In preparing consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Due to inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions. These estimates and assumptions include valuing equity securities in share-based payment arrangements, estimating the fair value of financial instruments recorded as derivative liabilities, useful lives of depreciable assets and whether impairment charges may apply.

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

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

Leases

Prior to January 1, 2019, the Company recognized related rent expense on a straight-line basis over the term of the lease.

Subsequent to the adoption of the new leasing standard on January 1, 2019, the Company recognizes a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. The Company determines whether an arrangement is or contains a lease at contract inception. Operating leases with a duration greater than one year are included in operating lease right-of-use assets, operating lease liabilities - short-term, and operating lease liabilities - long-term in the Company’s consolidated balance sheet at December 31, 2019. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The incremental borrowing rate represents the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company considers a lease term to be the noncancelable period that it has the right to use the underlying asset.

The operating lease right-of-use assets also include any lease payments made and exclude lease incentives. Lease expense is recognized on a straight-line basis over the expected lease term. Variable lease expenses are recorded when incurred.

Sale and Leaseback Transactions

The Company accounts for the sale and leaseback of the UK manufacturing facility in accordance with ASC 842. Gains on sale leaseback transactions are recognized at the time of sale if the fair value of the property sold is more than the net book value of the property. Gains on sale and leaseback transactions are deferred and amortized over the remaining lease term. See Note 6 for further details.

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

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

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

Stock Based Compensation

Effective January 1, 2019, the Company adopted ASU 2018-07, by which the accounting for share-based payments to non-employees and employees is substantially aligned. There was no cumulative effect of the adoption of this standard.

Share-based compensation cost is recorded for all option grants and awards of non-vested stock based on the grant date fair value of the award using the Black-Scholes option-pricing model, and is recognized over the service period required for the award. Prior to January 1, 2019, share-based compensation cost for non-employees was remeasured at every reporting period.

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

The Company recognizes forfeitures when they occur.

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

Sequencing

As of October 13, 2016, the Company adopted a sequencing policy whereby all financial instruments issued after adoption date will be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees, non-employees or directors and convertible preferred stock.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

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

Recent Accounting Standards

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements and related disclosures.

Adoption of Recent Accounting Standards

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

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

4. Fair Value Measurements

In accordance with ASC 820 (Fair Value Measurements and Disclosures), the Company uses various inputs to measure the outstanding warrants and certain embedded conversion feature associated with convertible debt on a recurring basis to determine the fair value of the liability.

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2019 and 2018 (in thousands):

	Fair value measured at December 31, 2019
	Fair value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$20,213	$-	$-	$20,213
Contingent payable derivative liability	7,261	-	-	7,261
Total fair value	$27,474	$-	$-	$27,474

	Fair value measured at December 31, 2018
	Fair value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$29,995	$-	$-	$29,995
Embedded conversion feature	357	-	-	357
Total fair value	$30,352	$-	$-	$30,352

There were no transfers between Level 1, 2 or 3 during the years ended December 31, 2019 and 2018.

The following table presents changes in Level 3 liabilities measured at fair value for the years ended December 31, 2019 and 2018. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

	Warrant Liability	Contingent Payable Derivative Liability	Embedded Conversion Feature	Total
Balance – January 1, 2019	$29,995	$-	$357	$30,352
Additional contingent liability in connection with a settlement agreement	-	6,602	-	6,602
Additional warrant liability	4,110	-	-	4,110
Extinguishment of derivative liabilities	-	-	(3)	(3)
Extinguishment of warrant liabilities related to warrants exercised for cash	(1,759)	-	-	(1,759)
Change in fair value	(12,133)	659	(354)	(11,828)
Balance – December 31, 2019	$20,213	$7,261	$-	$27,474

	Warrant Liability	Embedded Conversion Feature	Share- settled Debt (in Default)	Total
Balance – January 1, 2018	40,171	2,608	3,308	46,087
Warrants granted	10,066	-	-	10,066
Bifurcated embedded derivative liability	-	351		351
Extinguishment of warrant liabilities related to warrants exercised for cash	(2,492)	-	-	(2,492)
Conversion of share-settled debt	-	-	(3,308)	(3,308)
Extinguishment of derivative liabilities related to repayment of debt	-	(2,049)	-	(2,049)
Change in fair value	(17,750)	(553)		(18,303)
Balance – December 31, 2018	$29,995	$357	$-	$30,352

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities and embedded conversion feature that are categorized within Level 3 of the fair value hierarchy as of December 31, 2019 and 2018 is as follows:

	As of December 31, 2019		As of December 31, 2018
	Warrant Liability	Contingent Payable Derivative Liability	Warrant Liability	Embedded Conversion Feature
Strike price	$0.21	$0.21 *	$0.29	$0.44
Contractual term (years)	1.4	1.0	2.2	1.5
Volatility (annual)	74%	62%	85%	85%
Risk-free rate	2%	2%	3%	3%
Dividend yield (per share)	0%	0%	0%	0%

* contingent based on current stock price as of December 31, 2019

5.  Stock-based Compensation

Stock Options

The following table summarizes stock option activity for the Company’s option plans during the years ended December 31, 2019 and 2018 (amount in thousands, except per share number):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value
Outstanding as of January 1, 2018	12,656	$1.32	4.1	$-
Granted	100,090	0.23	9.3	-
Forfeited/expired	(12,587)	1.27	-	-
Outstanding as of December 31, 2018	100,159	0.24	9.3	-
Granted	4,500	0.22	10.4	-
Outstanding as of December 31, 2019	104,659	$0.24	8.4	$-
Options vested and exercisable	95,500	$0.24	8.3	$-

2019 Grants

During the year ended December 31, 2019, the Company issued 4.5 million stock options to certain employees with grant date fair value of approximately $741,000. Approximately 3.3 million stock options will vest on a pro rata monthly basis over the first 36 months, and the remaining 1.2 million stock options will vest based on performance condition. The exercise price of the options is between $0.21 and $0.22, and the exercise period will be 10 years.

The Company also agreed to issue another 2.0 million stock options which will vest on certain performance criteria, which remain to be determined by the parties as of December 31, 2019. The Company does not consider such performance options to be granted until such performance criteria are determined in accordance with ASC 718. There is no financial impact as of December 31, 2019.

2018 Grants

During the year ended December 31, 2018, the Company issued options to certain directors, officers and consultants (collectively, the “Options”) based upon services over a number of years.

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

On November 18, 2018, the disinterested members of the Company’s Board of Directors (the “Board”) approved an increase of the equity compensation option pool to reflect increases in the numbers of issued and outstanding shares since the prior equity awards were made. This incremental increase added approximately 3.1 million options to the pool. The incremental options are being issued in individual awards which are in the process of being implemented in individual agreements, including with respect to certain conditions such as vesting over 4 years, subject to potential acceleration events. In the case of the independent directors, the awards were approved by the shareholders. The exercise price of the options will be $0.25, in accordance with the prior trading day’s closing price at the time of approval, and the exercise period will be 10 years.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

Modification of Stock Options

In January 2018, the Board approved extension of the exercise period for options that were granted to Dr. Alton Boyton and Dr. Marnix Bosch on June 13, 2017, from 5 years to 10 years to conform to the exercise period of other employee options. The Company accounted for the modification as a Type I (probable-to-probable) modification and the incremental cost was approximately $0.3 million based on the following assumptions:

Exercise price	$0.25
Expected term (years)	5.0
Expected stock price volatility	93%
Risk-free rate of interest	2%

The following assumptions were used to compute the fair value of stock options granted during the years ended December 31, 2019 and 2018:

	For the years ended
	December 31,
	2019	2018
Exercise price	$0.20	$0.23
Expected term (years)	5.6	5.2
Expected stock price volatility	86%	96%
Risk-free rate of interest	1%	3%

The following table summarizes stock-based compensation expense related to stock options for the years ended December 31, 2019 and 2018 (in thousands):

	For the years ended
	December 31,
	2019	2018
Research and development	$471	$1,777
General and administrative	1,350	12,509
Total stock-based compensation expense	$1,821	$14,286

As of December 31, 2019, there was approximately $657,000 of total unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the employee stock option program. That cost is expected to be recognized over a weighted average period of 3 years.

6. Sale and Leaseback Transactions in the U.K.

On December 14, 2018, the Company completed certain transactions involving the Company’s U.K. property: the sale of most of the property for approximately $47.2 million in gross proceeds, the retention of the Company’s ownership of 17 acres of the property, and the lease-back of the 87,000 square foot manufacturing facility which the Company has been developing on the property, together with adjacent areas, for 20 years with a renewal option for another 20 years on favorable terms.

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

The Company recorded the following amounts on December 14, 2018, resulting in a gain of $3.3 million on the sale of the U.K. property calculated as the difference between the consideration amount for the assets and the net carrying amount of the assets and liabilities extinguished. The following sets forth the calculation of the gain on sale as of the closing (in thousands):

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

Cash consideration received, net of fees	$45,595
Extinguishment of environmental liability	6,200
Land and buildings – carrying value	(45,168)
Accumulated depreciation costs written off	1,397
Deferred profit on sale-leaseback transaction*	(4,748)
Gain from sale of property in the United Kingdom	$3,276

* On January 1, 2019, the Company adopted the new lease standard and recorded an adjustment to opening accumulated deficit of $4.8 million (adjusted based on currency rate on January 1, 2019) related to the de-recognition of deferred profit related to the U.K facility sales leaseback transaction.

7. Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31, 2019 and 2018 (in thousands):

	December 31,	December 31,	Estimated
	2019	2018	Useful Life
Leasehold improvements	$186	$81	Lesser of lease term or estimated useful life
Office furniture and equipment	59	25	3 years
Computer equipment and software	611	599	3 years
Land in the United Kingdom	90	86	NA
	946	791
Less: accumulated depreciation	(665)	(683)
Total property, plant and equipment, net	$281	$108

Construction in progress	$171	$-

Depreciation expense was approximately $21,000 and $1.3 million for the years ended December 31, 2019 and 2018, respectively.

During the year ended December 31, 2019, the Company purchased $171,000 laboratory equipment which has not yet been placed in service as of December 31, 2019.

8. Notes Payable

The following two tables summarize outstanding debt as of December 31, 2019 and 2018, respectively (amount in thousands):

		Stated
		Interest	Conversion		Remaining	Carrying
	Maturity Date	Rate	Price	Face Value	Debt Discount	Value
Short term convertible notes payable
6% unsecured (1)	Due	6%	$3.09	$135	$-	$135
10% unsecured (2)	4/18/2020	10%	$0.22	500	(67)	433
				635	(67)	568
Short term notes payable
8% unsecured (5)	Various	8%	N/A	555	(43)	512
10% unsecured (6)	Various	10%	N/A	3,551	(73)	3,478
12% unsecured (7)	On Demand	12%	N/A	440	-	440
0% unsecured (8)	8/1/2020	0%	N/A	1,156	(85)	1,071
				5,702	(201)	5,501
Short term notes payable - related parties
10% unsecured - Related Parties (9)	On Demand	10%	N/A	66	-	66
				66	-	66
Long term notes payable
8% unsecured (10)	Various	8%	N/A	7,008	(420)	6,588
				7,008	(420)	6,588

Ending balance as of December 31, 2019				$13,411	$(688)	$12,723

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

		Stated				Fair Value of
		Interest	Conversion		Remaining	Embedded	Carrying
	Maturity Date	Rate	Price	Face Value	Debt Discount	Conversion Option	Value
Short term convertible notes payable
6% unsecured (1)	Due	6%	$3.09	$135	$-	$-	$135
10% unsecured (2)	10/18/2019	10%	$0.22	500	(43)	-	457
18% unsecured (3)	In Default	18%	$0.21	914	-	357	1,271
				1,549	(43)	357	1,863
Short term convertible notes payable - related party
10% unsecured (4)	On Demand	10%	$0.23	5,400	-	-	5,400

Short term notes payable
8% unsecured (5)	6/20/2019 and 12/12/2019	8%	N/A	3,840	(383)	-	3,457
10% unsecured (6)	Various	10%	N/A	3,658	(400)		3,258
12% unsecured (7)	On Demand	12%	N/A	440	-	-	440
				7,938	(783)	-	7,155
Short term notes payable - related parties
10% unsecured - Related Parties (9)	On Demand	10%	N/A	324	-	-	324
12% unsecured - Related Parties (9)	On Demand	12%	N/A	69	-	-	69
				393	-	-	393
Long term notes payable
8% unsecured (5)	2/13/2020	8%	N/A	1,155	(119)	-	1,036
5% unsecured (6)	1/13/2020	10%	N/A	1,000	(50)	-	950
				2,155	(169)	-	1,986

Ending balance as of December 31, 2018				$17,435	$(995)	$357	$16,797

(1)	This $135,000 note as of December 31, 2019 and December 31, 2018 consists of two separate 6% notes in the amounts of $110,000 and $25,000. In regard to the $110,000 note, the Company has made ongoing attempts to locate the creditor to repay or convert this note, but has been unable to locate the creditor to date. In regard to the $25,000 note, the holder has elected to convert these notes into equity, the Company has delivered the applicable conversion documents to the holder, and the Company is waiting for the holder to execute and return the documents.

(2)

On October 18, 2018, the Company entered into an Unsecured Convertible Promissory Note Agreement Plus Warrant (the “Note”) with an individual investor (the “Holder”) for an aggregate principal amount of $500,000. The Note bore interest at a rate of 10% per annum and is convertible at a conversion price of $0.22 per share of common stock. The Note was due and payable on October 18, 2019. Upon issuance of the Note, the Holder received a 2-year warrant to purchase 714,286 common shares of the Company at an exercise price of $0.35 per share (the “Warrants”). The fair value of the Warrants on the issuance date was approximately $57,000 using the Black-Scholes Model, which was recorded as a discount with a corresponding credit to warrant liabilities.

On October 30, 2019, the Company entered into a Note Amendment Agreement (the “Amendment”) with the Holder with the following material adjustments.

-        Extended the Note maturity date by six months from October 18, 2019 to April 18, 2020;

-        Issued a new 2-year Warrant for up to 1,000,000 shares of the Company’s common stock at an exercise price of $0.25 per share valued at $100,000 on October 30, 2019.

The Amendment was treated as an extinguishment for accounting purposes. The Company recorded approximately $56,000 loss on debt extinguishment.

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

During the year ended December 31, 2019, the Company converted approximately $0.9 million of principal and $0.1 million of accrued interest into approximately 4.9 million shares of the Company’s common stock at a fair value of $1.4 million. The Company recorded approximately $0.4 million of debt extinguishment loss from this conversion.

(4)

Between February 2018 and April 2018, the Company’s Chief Executive Officer, Linda Powers, loaned the Company aggregate funding of $5.4 million, and the Company entered into Convertible Note agreements for this amount (the “Convertible Notes”). The Convertible Notes were 15-day demand notes, and intended as temporary bridge loans. However, they remained unpaid and outstanding for up to nearly 1-1/2 years.

The fair value of the warrants for the Convertible Notes was approximately $4.2 million, which was recorded as debt discount at the issuance date. This $4.2 million debt discount was expensed immediately for these demand Convertible Note warrants.

During the year ended December 31, 2019, the Company repaid the $5.4 million principal and $0.8 million of interest.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

(5)	During the year ended December 31, 2019, the Company converted approximately $5.2 million of principal and $0.4 million of accrued interest into approximately 26.5 million shares of the Company’s common stock at a fair value of $6.8 million. The Company recorded approximately $1.2 million of debt extinguishment loss from this conversion.
(6)

Between October 1, 2018 and November 7, 2018, the Company entered into multiple one-year promissory notes (the “Notes”) with multiple investors (the “Holders”) for an aggregate principal amount of $3.7 million. The Notes included approximately $0.2 million OID. The Notes bore interest at 10% per annum.

Between October and November 2019, the Company entered into multiple Note Amendment Agreements (the “Amendments”) with the Holders with the following major adjustments:

-      Extended the Notes maturity date by four to six months;

-      Agreed to partially settle $0.6 million principal and accrued interest of the Notes in 2.8 million shares of common stock at $0.23 per share;

-      Issued new 2-year warrant for up to 5.5 million shares of the Company’s common stock at an exercise price of $0.23 per share valued at $560,000 on the amendment date;

-      Extended the maturity date of 21.1 million existing warrants to June 19, 2021.

The Amendment was treated as an extinguishment for accounting purposes. The Company recorded approximately $1.2 million loss on debt extinguishment.

During the year ended December 31, 2019, the Company made a principal payment of approximately $420,000, and an interest payment of approximately $43,000, which included a $27,000 premium pursuant to the prepayment option.

During the year ended December 31, 2019, the Company converted approximately $0.3 million of principal and $44,000 of accrued interest into approximately 1.3 million shares of the Company’s common stock at a fair value of $0.3 million. The Company recorded approximately $20,000 of debt extinguishment loss from this conversion. The Company also wrote off $29,000 of unamortized debt discount during the conversion, which was recognized as additional debt extinguishment loss.

(7)	This $440,000 note as of December 31, 2019 consists of two separate 12% demand notes in the amounts of $300,000 and $140,000.

(8)	On May 28, 2019, the Company entered into a settlement agreement (the “Settlement”) with Cognate BioServices, resolving past matters and providing for the restart of DCVax®-Direct Production.

Cognate agreed to reduce outstanding accounts payable by approximately $10 million, with some amounts related to periods of inactivity being cancelled and with $1.1 million being deferred until 2020 (the “Deferred Note”). As part of this overall settlement, the Company also provided a contingent note payable (the “Contingent Payable Derivative”) of $10 million, which is only payable upon the Company’s first financing after DCVax product approval in or outside the U.S. If such product approval has not been obtained by the seventh anniversary of the agreement, such Contingent Payable Derivative will expire without becoming payable.

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

The following table summarizes the Settlement transaction at inception date which resulted in a $1.0 million gain from debt extinguishment (amount in thousands):

Accounts payable (in dispute)	$9,894
Upfront cash payment	(1,334)
Deferred installment note (net of $175 discount)	(981)
Contingent payable derivative at inception *	(6,602)
Gain from debt extinguishment	$977

*see Note 4 for valuation details

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

As of December 31, 2019, the Deferred Note had $1.2 million principal outstanding.

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

During the year ended December 31, 2017, the Company made an aggregate principal payment of $1.2 million and an aggregate of $47,000 interest payment associated with these demand notes.

During 2018, the Company made an aggregate principal payment of $0.4 million, leaving an outstanding principal balance of approximately $69,000 and approximately $73,000 accrued interest associated with the Goldman Notes as of December 31, 2018.

During the year ended December 31, 2019, the Company paid $148,000 related to the Goldman Notes, including $79,000 of interest completing the payments on the outstanding Goldman Notes.

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

During the year ended December 31, 2018, the Company made an aggregate principal payment of approximately $0.4 million on the Toucan Notes. In addition, the Company also made a partial interest payment of $18,000.All principal was repaid as of December 31, 2018. There was approximately $46,000 remaining of unpaid interest as of December 31, 2018.

During the year ended December 31, 2019, the Company paid interest totaling $46,000, to pay off the Notes.

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

The Notes were fully paid back in January 2019.

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

As of December 31, 2019, the Note remains outstanding and unpaid. The principal and interest owed to Advent under this Note at December 31, 2019 was $66,000 and $8,000, respectively, based on the current exchange rate.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

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

The outstanding interest for the above long-term notes was approximately $0.3 million as of December 31, 2019.

The following table summarizes total interest expenses related to senior convertible notes, share-settled debt, other notes and mortgage loans for the years ended December 31, 2019 and 2018, respectively (in thousands):

	For the years ended
	December 31,
	2019	2018
Interest expenses related to outstanding notes:
Contractual interest	$1,168	$1,648
Amortization on debt premium	-	(355)
Amortization of debt discount	1,430	1,975
Total interest expenses related to outstanding notes	2,598	3,268
Interest expenses related to outstanding notes to related parties:
Contractual interest	366	617
Amortization of debt discount	-	4,235
Total interest expenses related to outstanding notes to related parties	366	4,852
Interest expenses related to mortgage loan:
Contractual interest	-	1,174
Amortization of debt issuance costs	-	496
Total interest expenses on the mortgage loan	-	1,670
Interest expenses related to Series A convertible preferred stock		68
Other interest expenses	11	13
Total interest expense	$2,975	$9,871

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

The following table summarizes the principal amounts of the Company’s debt obligations as of December 31, 2019 (amount in thousands):

	Payment Due by Period
		Less than	1 to 2
	Total	1 Year	Years
Short term convertible notes payable
6% unsecured	135	135	-
10% unsecured	500	500	-
Short term notes payable
8% unsecured	555	555	-
10% unsecured	3,551	3,551
12% unsecured	440	440	-
0% unsecured	1,156	1,156	-
Short term notes payable - related parties
10% unsecured - (on demand)	66	66	-
Long term notes payable
8% unsecured	7,008	-	7,008
Total	$13,411	$6,403	$7,008

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

The following securities were not included in the diluted net loss per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the years ended
	December 31,
	2019	2018
Common stock options	104,659	100,159
Common stock warrants	347,734	360,414
Contingently issuable warrants	11,739	11,739
Convertible notes and accrued interest	2,617	32,954
Potentially dilutive securities	466,749	505,266

10. Related Party Transactions

Advent BioServices Agreement

On May 14, 2018, the Company entered into a DCVax®-L Manufacturing and Services Agreement with Advent BioServices (the “Advent Agreement”), a related party which was formerly part of Cognate BioServices and was spun off separately as part of an institutional financing of Cognate. The Advent Agreement provides for manufacturing of DCVax-L products at an existing facility in London; it does not cover activities involving the facility in Sawston. The Sawston activities are covered in Ancillary Services Agreement as described below. The manufacturing in the UK is intended to supply the European region as well as the UK. The Advent Agreement provided for a program initiation payment of approximately $1.0 million (£0.7 million), in connection with technology transfer and operations transfer from Germany to the U.K., to the existing facility in London, development of new Standard Operating Procedures (SOPs), training of new personnel, selection of new suppliers and auditing for GMP compliance, and other preparatory activities. Such initiation payment was fully paid by the Company as of December 31, 2018. The Advent Agreement provides for certain payments for achievement of milestones and, as is the case under the existing agreements with Cognate BioServices, the Company is required to pay certain fees for dedicated production capacity reserved exclusively for DCVax production, and pay for a certain minimum number of patients, whether or not the Company fully utilizes the dedicated capacity and number of patients. Either party may terminate the Advent Agreement at any time for any reason on twelve months’ notice. The notice period is designed to enable an effective transition and minimize or avoid interruption of product supply. During the twelve-month period, the Company will continue to pay the minimum fees and the applicable fees for any DCVax products beyond the minimums, and Advent will continue to produce the DCVax products.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

On November 8, 2019, the Company and Advent entered into an Ancillary Services Agreement with an 8-month Term for the U.K. Facility Development Activities and the Compassionate Use Program Activities. The Ancillary Services Agreement establishes a structure under which Advent will develop Statements of Work (“SOWs”) for each portion of the U.K. Facility Development Activities and Compassionate Use Program Activities, and will deliver those SOWs to the Company for review and approval. The SOWs will set forth activities relating to the design, specifications, engineering, infrastructure, regulatory compliance, construction, equipment, test runs, regulatory inspection and certification of the facility. The SOWs will also set forth the costs related to such activities. For SOWs approved by the Company, the Company will pay or reimburse Advent on the basis of costs incurred plus fifteen percent. To date, Advent has not yet submitted SOWs and the Company has not yet made any payments.

Related Party Expenses and Accounts Payable

The following table summarizes expenses incurred to related parties (i.e., amounts invoiced) during the year ended December 31, 2019 and 2018 (amount in thousands) (some of which remain unpaid as noted in the second table below):

	For the years ended
	December 31,
	2019	2018
Cognate BioServices, Inc. (related party until February 2018)	N/A	$873
Cognate BioServices GmbH	N/A	66
Cognate Israel	N/A	168
Advent BioServices	5,218	6,258
Total	$5,218	$7,365

The following table summarizes outstanding unpaid accounts payable held by related party as of December 31, 2019 and 2018 (amount in thousands).  These unpaid amounts are part of the expenses reported in the table above and also part of certain expenses incurred in prior periods.

	December 31,	December 31,
	2019	2018
Advent BioServices	$834	$3,967

Other Related Parties Loans

Linda F. Powers - Demand Loans

Between February 2018 and April 2018, the Company’s Chief Executive Officer, Linda Powers, loaned the Company aggregate funding of $5.4 million pursuant to convertible Notes. The Notes were 15-day demand notes, for loans provided as short-term bridge loans. However, repayment was not completed for nearly 1-1/2 years.

During the year ended December 31, 2019, the Company repaid the $5.4 million principal and $0.8 million interest.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

Advent BioServices Note

Advent BioServices provided a short-term loan to the Company in the amount of $65,000 on September 26, 2018. The loan bears interest at 10% per annum, and is payable upon demand, with 7 days’ prior written notice to the Company.

As of December 31, 2019, the Advent Note remains outstanding and unpaid. The principal amount and accrued interest owed to Advent under this Note at December 31, 2019 was $66,000 and $8,000, respectively, based on the current exchange rate.

Interest expense for the year ended December 31, 2019 and 2018 associated with related party loans was approximately $0.4 million and $4.9 million, respectively.

11. Stockholders’ Deficit

2019 Activities

Registered Direct Offering

During the year ended December 31, 2019, the Company issued an aggregate of 32.7 million shares of its common stock at a purchase price between $0.19 and $0.23 per share to certain institutional investors in multiple registered direct offerings (the “Offering”). Included with the Offering were 1.3 million shares of common stock which were issued from the conversion of an existing loan and the related accrued interest totaling $306,000. The net proceeds from the Offering were approximately $6.9 million, after deducting offering costs of $0.3 million paid by the Company.

In connection with the Offering, the Company did not issue any additional warrants for the new investment by the investors, but the Company, in effect, agreed to modify certain existing warrants already held by some of those investors. The Company extended the expiration date for additional 12 to 18 months after the original expiration date and the weighted average exercise price of warrants was reduced by an amount ranging from 2 to 8 cents as well. The Company recorded an incremental change of $2.5 million on the fair value of warrants due to the modification and recorded it as part of offering cost during the year ended December 31, 2019.

Debt Conversion

During the year ended December 31, 2019, the Company converted debt of approximately $6.8 million of principal and $0.7 million of accrued interest into approximately 35.5 million shares of the Company’s common stock at a fair value of $9.2 million. The Company recorded approximately $1.7 million of debt extinguishment loss from the conversion.

Warrants Exercised for Cash

During the year ended December 31, 2019, the Company issued 9.5 million shares of its common stock from warrants exercised for cash. The Company received $2.2 million in cash.

Shares Settlement

On May 28, 2019, the Company entered into a settlement agreement with Cognate BioServices, resolving past matters and providing for the restart of DCVax®-Direct Production (see Note 8).

As part of the settlement agreement, the number of shares of the Company’s common stock which the Company was to issue to Cognate was substantially reduced: 52 million shares of the Company’s common stock which the Company had previously agreed to issue to Cognate were reduced to 12 million shares. The Company considers the reduction in shares owed to Cognate a modification. Because the 52 million shares were never issued and the modification, which resulted in a decrease in fair value, is not a forfeiture, previously recognized expense related to services performed by Cognate is not reversed in connection with this modification. During the year ended December 31, 2019, the Company recorded $12,000 in its common stock par and reduced same amount in additional paid-in capital.

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

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

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

Stock Purchase Warrants

The following is a summary of warrant activity for the years ended December 31, 2019 and 2018 (dollars in thousands, except per share data):

	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Term
Outstanding as of January 1, 2018	320,406	$0.50	2.62
Warrants granted	75,669	0.48
Warrants exercised for cash	(10,936)	0.23
Warrants expired and cancellation	(12,986)	1.33
Outstanding as of December 31, 2018	372,153	$0.29	1.97
Warrants granted	8,067	0.23
Warrants exercised for cash	(9,532)	0.23
Warrants expired and cancellation	(11,215)	0.62
Outstanding as of December 31, 2019	359,473	$0.27	1.42

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

Advent

On May 14, 2018, the Company entered into a DCVax-L Manufacturing and Services Agreement with Advent BioServices, a related party which was formerly part of Cognate and was spun off separately as part of an institutional financing of Cognate. The Advent Agreement provides for manufacturing of DCVax-L products at an existing facility in London for the European region. On November 8, 2019, the Company and Advent entered into an Ancillary Services Agreement with an 8-month Term for U.K. Facility Development Activities and Compassionate Use Program Activities. The Ancillary Services Agreement provides for U.K. Facility Development Activities for the manufacturing facility in Sawston, UK and the Compassionate Use Program Activities in the UK. See Note 10 for more detail.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

As of December 31, 2019 and 2018, the Company did not have the power over the most significant activities (control of operating decisions) and therefore did not meet the “power” criteria of the primary beneficiary.

The maximum exposure to loss is limited to the notional amounts of the implicit variable interest in Advent, if any.  Under the Advent Agreement, either party may terminate at any time upon twelve months’ notice, providing a transition period for technology transfer.  Accordingly, the maximum exposure to loss, if any, is approximately $5 million and $6 million as of December 31, 2019 and 2018, respectively, which is the minimum twelve-monthly payments the Company must pay to terminate their relationship with Advent. Under the Ancillary Services Agreement, the agreement expires eight months after its effective date, and can also be terminated upon any material breach that remains uncured for thirty days after notice.

13. Commitments and Contingencies

Operating Lease

The Company adopted ASC Topic 842 - Leases as of January 1, 2019, using the transition method per ASU No. 2018-11 issued on July 2018 wherein entities were allowed to initially apply the new leases standard at adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Accordingly, all periods prior to January 1, 2019 were presented in accordance with the previous ASC Topic 840, Leases, and no retrospective adjustments were made to the comparative periods presented. Adoption of ASC 842 resulted in an increase to total assets and liabilities due to the recording of operating lease right-of-use assets ("ROU") and operating lease liabilities of approximately $4.3 million, as of January 1, 2019.  On March 4, 2019, the Company recognized additional $0.6 million ROU and lease liabilities to its amended office lease in the U.S. The adoption did not materially impact the Company’s consolidated statements of operations or cash flows.

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

At December 31, 2019, the Company had operating lease liabilities of approximately $5.3 million for both the 20-year lease of the building for the manufacturing facility in Sawston, U.K., and the current office lease in the U.S. and ROU of approximately $4.7 million for the Sawston lease and US office lease, which were included in the consolidated balance sheet.

The following summarizes quantitative information about the Company’s operating leases:

	For the Year ended
	December 31, 2019
	U.K	U.S	Total
Lease cost
Operating lease cost	$607	$247	$854
Short-term lease cost	50	81	131
Variable lease cost	-	15	15
Total	$657	$343	$1,000

Other information
Operating cash flows from operating leases	$-	$(244)	$(244)
Weighted-average remaining lease term – operating leases	10.0	0.9
Weighted-average discount rate – operating leases	12%	12%

The Company recorded lease costs as a component of general and administrative expense during the year ended December 31, 2019.

Maturities of our operating leases, excluding short-term leases, are as follows:

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

	U.K	U.S	Total
Year ended December 31, 2020	$679	$332	$1,011
Year ended December 31, 2021	659	84	743
Year ended December 31, 2022	659	-	659
Year ended December 31, 2023	659	-	659
Year ended December 31, 2024	659	-	659
Thereafter	9,209	-	9,209
Total	12,524	416	12,940
Less present value discount	(7,600)	(31)	(7,631)
Total lease liabilities	$4,924	$385	$5,309

Operating lease liabilities, current portion included in the Consolidated Balance Sheet at December 31, 2019	$92	$303	$395

Operating lease liabilities, long-term portion included in the Consolidated Balance Sheet at December 31, 2020	$4,832	$82	$4,914

Manufacturing Services Agreements

The Company has manufacturing services agreements with Cognate BioServices in the US, and with Advent BioServices in the U.K.

Advent BioServices

On May 14, 2018, the Company entered into a DCVax®-L Manufacturing and Services Agreement (“MSA”) with Advent BioServices, a related party which was formerly part of Cognate BioServices and was spun off separately as part of an institutional financing of Cognate. The Advent Agreement provides for manufacturing of DCVax-L products at an existing facility in London for the European region. The Agreement is structured in the same manner as the Company’s existing Agreements with Cognate BioServices. The Advent Agreement provides for a program initiation payment of approximately $1.0 million, in connection with technology transfer and operations to the U.K. from Germany, development of new Standard Operating Procedures (SOPs), training of new personnel, selection of new suppliers and auditing for GMP compliance, and other preparatory activities. Such initiation payment was fully paid by the Company as of December 31, 2018. The Advent Agreement provides for certain payments for achievement of milestones and, as is the case under the existing agreement with Cognate BioServices, the Company is required to pay certain fees for dedicated production capacity reserved exclusively for DCVax production, and pay for manufacturing of DCVax-L products for a certain minimum number of patients, whether or not the Company fully utilizes the dedicated capacity and number of patients. Either party may terminate the MSA on twelve months’ notice, to allow for transition arrangements by both parties.

On November 8, 2019, the Company and Advent entered into an Ancillary Services Agreement with an 8-month Term for U.K. Facility Development Activities and Compassionate Use Program Activities. The Ancillary Services Agreement establishes a structure under which Advent will develop Statements of Work (“SOWs”) for each portion of the U.K. Facility Development Activities and Compassionate Use Program Activities, and will deliver those SOWs to the Company for review and approval. After an SOW is approved by the Company, Advent will proceed with or continue the applicable services and will invoice the Company pursuant to the SOW. Since both the U.K. Facility Development and the Compassionate Use Program involve pioneering and uncertainties in most aspects, the invoicing under the Ancillary Services Agreement will be on the basis of costs incurred plus fifteen percent. To date, Advent has not yet submitted any SOWs and the Company has not yet made any payments to Advent under the Ancillary Services Agreement.

U.S. Securities and Exchange Commission

As previously reported, the SEC has been investigating the Company regarding various topics that have been previously disclosed. The Company has been cooperating with the SEC investigation.  On October 10, 2019, the Company entered into a settlement agreement with the SEC.  Under the settlement, in which the Company neither admits nor denies any violations, the Company paid a fine of $250,000 in connection with past weaknesses in its internal controls. As part of this investigation and settlement, the Company, with SEC oversight, will and has retained an additional independent consultant to review remediation efforts implemented and provide guidance to help the Company remediate, if applicable, any outstanding deficiencies.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

15. Income Taxes

No provision was made for U.S. taxes on undistributed foreign earning as such earnings are considered to be permanently reinvested. It is not practicable to determine the amount of additional tax, if any that might be payable on those earnings if repatriated.

The tax effects of temporary differences and tax loss and credit carry forwards that give rise to significant portions of deferred tax assets and liabilities at December 31, 2019 and 2018 are comprised of the following (in thousands):

	As of December 31, 2019	As of December 31, 2018
Deferred tax asset
Net operating loss carryforward	$176,140	$170,087
Research and development credit carry forwards	16,983	16,377
Stock based compensation and other	14,565	14,216
Total deferred tax assets	207,688	200,680
Valuation Allowance	(207,688)	(200,680)
Deferred tax asset, net of allowance	$-	$-

The Company has identified the United States, Maryland, Germany and United Kingdom as significant tax jurisdictions.

The Company's U.S. net operating loss (“NOL”) carryforwards for tax purposes as of December 31, 2019, are approximately $620.1 million. Unused NOL carryforwards from years prior to 2018 of $554.5 million will begin to expire in 2019 through 2037. NOL incurred in 2018 and later amount to $65.6 million and shall carryforward indefinitely. NOL carryforwards are generally available to offset future taxable income; however, the utilization of NOL may be limited under the Internal Revenue Code Section 382 as a result of changes in ownership of the Company's stock over the loss periods and prior to utilization of the carryforwards. The Company also has approximately $17 million in research and development tax credits available to offset federal income tax in future periods. If unused, these credits expire through 2037. The Company’s NOL carryforwards for foreign tax purposes as of December 31, 2019 are $31.1 million. NOL in the United Kingdom and Germany of $15.6 million and $15.2 million respectively do not expire over time. NOL in the Netherlands of $253,000 will begin to expire in 2025 through 2031. The Company’s tax years are still open under statute from 2016 to present, although NOL carryovers from prior tax years are subject to examination and adjustments to the extent utilized in future years.

During 2018 the Company reevaluated the pricing/deductibility of stock options granted and the value of warrants issued, resulting in the decrease in the potential future tax deduction from those instruments.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. In case the deferred tax assets will not be realized in future periods, the Company has provided a valuation allowance for the full amount of the deferred tax assets at December 31, 2019 and 2018.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

(dollars in thousands)

	As of December 31, 2019	As of December 31, 2018
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	8.9%	9.1%
Tax rate differential on foreign income	-0.4%	-0.4%
Derivative gain or loss	12.2%	10.7%
Expiration of net operating losses	-7.9%	0.0%
Other permanent items and true ups	-2.3%	0.5%
R&D Credit	3.0%	2.7%
Change in rate	0.0%	17.9%
Change in valuation allowance	-34.5%	-61.5%
Income tax provision (benefit)	0.0%	0.0%

	As of December 31, 2019	As of December 31, 2018
Federal
Current	$-	$-
Deferred	(5,183)	(10,688)
State
Current	-	-
Deferred	(1,421)	(9,469)
Foreign
Current
Deferred	(404)	(1,868)
Change in valuation allowance	7,008	22,025
Income tax provision (benefit)	$-	$-

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As of December 31, 2019, and 2018, there were no uncertain tax positions. The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest during the year ended December 31, 2019. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

16. Subsequent Events

Between January and February 2020, the Company received approximately $6.0 million cash from issuance of 34 million shares of common stock and 8.5 million warrants. Approximately 11.4 million shares of the total 34 million shares are pending to be issued.

Between January and March 2020, the Company converted approximately $1.7 million outstanding debt and interest into 11.4 million shares of common stock.

During February 2020, the Company entered into multiple one-year convertible notes (the “Notes”) with multiple holders (the “Holders”) for an aggregate principal amount of $1.0 million. The Notes are convertible at 2 cents above the closing price on each of the Note’s issuance date and bear interest at the rate of 10% per annum. Upon issuance of the Notes, the Holders also received a 2-year warrant to purchase a total of 1.4 million common shares at an exercise price of $0.35 per share.

During February 2020, the Senior Vice President, General Counsel advanced $0.2 million to the Company.