Form 10-K/A
period 2019-12-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2020-06-24
CIK 1072379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

TABLE OF CONTENTS

Item
	PART II
9A	Controls and Procedures	1
	PART IV
15.	Exhibits, Financial Statement Schedules	5

EXPLANATORY NOTE

Northwest Biotherapeutics, Inc.  (“Northwest,” the “Company,” “we,” “our” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Form 10-K”), originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 16, 2020. As a result of a material weakness in internal control over financial reporting that existed as of December 31, 2019 that was not identified until the Company was preparing its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, the Company is amending Part II, Item 9A “Controls and Procedures” with respect to (a) the Company’s conclusions regarding the effectiveness of (i) the Company’s disclosure controls and procedures and (ii) its internal control over financial reporting, and (b) Marcum LLP’s related attestation report on the Company’s internal control over financial reporting. The material weakness in internal controls over financial reporting is also reported in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is including with this Amendment currently dated certifications as Exhibits 31.1 and 32.1. We are also filing an updated Consent of Independent Registered Public Accounting Firm. Accordingly, Part IV, Item 15, “Exhibits and Financial Statement Schedules” is amended to include the currently dated certifications and consent as exhibits.

Except as described in this Explanatory Note, this Amendment does not reflect events occurring after the date of the filing of the Form 10-K, nor does it amend, modify or otherwise update any other information in the Form 10-K. Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events that occurred or facts that became known to us after filing of the Form 10-K, and any such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with the Form 10-K and with the Company’s filings with the SEC subsequent to the filing of the Form 10-K.

Notwithstanding the existence of the material weakness described in Part II. Item 9A – “Controls and Procedures,” the Company believes that the consolidated financial statements in the Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with U.S. generally accepted accounting principles.

PART II

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures (As Revised)

In connection with the filing of our original Form 10-K on March 16, 2020, our management, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of December 31, 2019, concluded that our disclosure controls and procedures were effective.

Subsequent to that evaluation, management re-evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019 and concluded that, because of a material weakness identified in our internal control over financial reporting in regard to foreign taxes, discussed below, our disclosure controls and procedures were not effective as of December 31, 2019.

Management Report on Internal Control over Financial Reporting (As Revised)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

In connection with the preparation of the original Form 10-K, filed on March 16, 2020, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In conducting its assessment, our management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework in 2013. Based on this assessment, our management concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.

Subsequent to that evaluation, management re-evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019 and concluded that, because of a material weakness identified in regard to foreign taxes, our internal control over financial reporting was not effective as of December 31, 2019.

This oversight was in connection with an ongoing tax issue between our German subsidiary and German tax authorities concerning an audit of the subsidiary’s tax returns for 2013 – 2015. The matter is described in the Company’s Form 10-Q for the quarter ended March 31, 2020, filed contemporaneously with this amendment.

The material weakness in internal control over financial reporting resulted because we did not formally document our evaluation of a potential contingency under ASC-740 regarding potential tax assessments in Germany on our subsidiary to support the evaluation of materiality and need for disclosure. The Company is in the process of improving its procedures, including translating significant documents itself rather than relying upon the Company’s German tax experts and advisors, and performing more formal analysis of its contingencies. The material weakness will not be considered remediated until the applicable remedial control operates for a sufficient period of time and management has concluded, through testing, that this control is operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of the year 2020.

We did not revise our consolidated financial statements for prior periods for the disclosure of the contingency for the potential German tax assessments based on our belief that the effect of the lack of the disclosure was not material to the financial statements taken as a whole. Therefore, we believe that, notwithstanding the material weakness discussed above, the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2019 present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in internal controls over financial reporting (as defined in Rule 13a−15(f) promulgated under the Exchange Act) that occurred during our fourth fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Inherent Limitations on Disclosure Controls and Procedures

The effectiveness of our disclosure controls and procedures is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems and the possibility of human error. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures, no matter how well conceived, will prevent all errors or ensure that all material information will be made known in a timely manner to the appropriate levels of management.

Inherent Limitations on Internal Control

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of control. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, our internal control over financial reporting is designed to provide reasonable assurance of achieving its objectives.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of

Northwest Biotherapeutics, Inc. and Subsidiaries

Adverse Opinion on Internal Control over Financial Reporting

We have audited Northwest Biotherapeutics, Inc.’s (the "Company") internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2019 and 2018 and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ deficit, and cash flows and the related notes for each of the two years in the period ended December 31, 2019 of the Company and our report dated March 16, 2020, except for the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to ineffective designed controls over the evaluation and conclusion of contingencies under ASC 740, as to which the date is June 23, 2020, expressed an unqualified opinion on those financial statements.

In our report dated March 16, 2020, we expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting. As described below, the Company subsequently identified a material weakness in its internal control over financial reporting. Accordingly, management has revised its assessment about the effectiveness of the Company's internal control over financial reporting, and our present opinion on the effectiveness of the Company's internal control over financial reporting as of June 23, 2020, as presented herein, is different from that expressed in our previous report.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in Management's Annual Report on Internal Control Over Financial Reporting (As Revised):

Management does not have adequate controls over financial reporting resulting from ineffectively designed controls over the evaluation and conclusion of contingencies under ASC 740.

This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal December 31, 2019 consolidated financial statements, and this report does not affect our report dated March 16, 2020 on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Annual Report on Internal Control Over Financial Reporting (As Revised). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Marcum llp

Marcum llp

New York, NY

March 16, 2020, except for the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to ineffective designed controls over the evaluation and conclusion of contingencies under ASC 740, as to which the date is June 23, 2020.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(3) List of Exhibits

INDEX TO EXHIBITS

Exhibit No.	Description

23.1	Consent of Marcum, LLP, Independent Registered Public Accounting Firm❖

31.1	Certification of the Chief Executive Officer and Principal Financial and Accounting Officer pursuant to §240.13a-14 or §240.15d-14 of the Securities Exchange Act of 1934, as amended❖

32.1	Certification pursuant to 18 U.S.C. Section 1350 (as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)❖

❖	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC. (Registrant)

Date: June 23, 2020	By:	/s/ Linda F. Powers
Linda F. Powers,
Chief Executive Officer (Principal Executive Officer) Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Linda F. Powers	Chief Executive Officer	June 23, 2020
Linda F. Powers	Principal Executive Officer Principal Financial and Accounting Officer

/s/ Alton L. Boynton	Director	June 23, 2020
Alton L. Boynton

/s/ Navid Malik	Director	June 23, 2020
Dr. Navid Malik

/s/ Jerry Jasinowski	Director	June 23, 2020
Jerry Jasinowski

/s/ J. Cofer Black	Director	June 23, 2020
J. Cofer Black