Form 10-Q
period 2020-03-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2020-06-24
CIK 1072379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of June 12, 2020, the total number of shares of common stock, par value $0.001 per share, outstanding was 710,282,469.

NORTHWEST BIOTHERAPEUTICS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(Unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$764	$372
Prepaid expenses and other current assets	2,844	2,828
Total current assets	3,608	3,200

Non-current assets:
Property, plant and equipment, net	317	281
Construction in progress	171	171
Right-of-use asset, net	4,334	4,679
Other assets	753	798
Total non-current assets	5,575	5,929

TOTAL ASSETS	$9,183	$9,129

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$7,173	$6,348
Accounts payable and accrued expenses to related parties and affiliates	823	842
Convertible notes, net	1,563	568
Convertible notes to related party, net	252	-
Notes payable, net	10,501	5,501
Notes payable to related party	-	66
Contingent payable derivative liability	6,679	7,261
Warrant liability	12,106	20,213
Shares payable	178	-
Lease liabilities	384	395
Total current liabilities	39,659	41,194

Non-current liabilities:
Note payable, net of current portion, net	-	6,588
Lease liabilities, net of current portion	4,516	4,914
Total non-current liabilities	4,516	11,502

Total liabilities	44,175	52,696

COMMITMENTS AND CONTINGENCIES (Note 11)

Stockholders' deficit:
Preferred stock ($0.001 par value); 100,000,000 shares authorized as of March 31, 2020 and December 31, 2019, respectively	-	-
Common stock ($0.001 par value); 1,200,000,000 shares authorized; 662.1 million and 614.3 million shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	662	614
Additional paid-in capital	799,660	794,900
Stock subscription receivable	(10)	(10)
Accumulated deficit	(837,181)	(839,907)
Accumulated other comprehensive income	1,877	836
Total stockholders' deficit	(34,992)	(43,567)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,183	$9,129

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(Unaudited)

	For the three months ended
	March 31,
	2020	2019
Revenues:
Research and other	$570	$339
Total revenues	570	339
Operating costs and expenses:
Research and development	3,757	3,004
General and administrative	4,171	3,562
Legal expenses	375	1,539
Total operating costs and expenses	8,303	8,105
Loss from operations	(7,733)	(7,766)
Other income (expense):
Change in fair value of derivative liabilities	12,927	(12,021)
Loss from extinguishment of debt	(715)	(788)
Interest expense	(625)	(756)
Foreign currency transaction gain (loss)	(1,128)	385
Total other income (expense)	10,459	(13,180)
Net income (loss)	$2,726	$(20,946)

Other comprehensive income (loss)
Foreign currency translation adjustment	1,041	56
Total comprehensive income (loss)	$3,767	$(20,890)

Net earnings (loss) per share applicable to common stockholders
Basic	$0.00	$(0.04)
Diluted	$0.00	$(0.04)

Weighted average shares used in computing basic earnings (loss) per share	640,390	529,133
Weighted average shares used in computing diluted earnings (loss) per share	648,858	529,133

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(Unaudited)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders'
	Shares	Par value	Capital	Receivable	Deficit	Income	Equity (Deficit)
Balance at January 1, 2020	614,292	$614	$794,900	$(10)	$(839,907)	$836	$(43,567)
Issuance of common stock and warrants for cash in a registered direct offering (net of $3.6 million warrant liability and $0.4 million cash offering cost)	34,466	34	2,011	-	-	-	2,045
Issuance of common stock and warrants for conversion of debt and accrued interest	12,417	13	2,386	-	-	-	2,399
Stock-based compensation	973	1	363	-	-	-	364
Net income	-	-	-	-	2,726	-	2,726
Cumulative translation adjustment	-	-	-	-	-	1,041	1,041
Balance at March 31, 2020	662,148	$662	$799,660	$(10)	$(837,181)	$1,877	$(34,992)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders'
	Shares	Par value	Capital	Receivable	Deficit	Income	Equity (Deficit)
Balance at January 1, 2019	523,232	$523	$775,741	$(10)	$(824,413)	$1,000	$(47,159)
Warrants exercised for cash	2,986	3	685	-	-	-	688
Reclassification of warrant liabilities related to warrants exercised for cash	-	-	509	-	-	-	509
Issuance of common stock and warrants for conversion of debt and accrued interest	10,873	11	2,990	-	-	-	3,001
Stock-based compensation	-	-	553	-	-	-	553
Cumulative effect of adopting new accounting standard	-	-	-	-	4,802	-	4,802
Net loss	-	-	-	-	(20,946)	-	(20,946)
Cumulative translation adjustment	-	-	-	-	-	56	56
Balance at March 31, 2019	537,091	$537	$780,478	$(10)	$(840,557)	$1,056	$(58,496)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

`	For the three months ended
	March 31,
	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$2,726	$(20,946)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	14	2
Amortization of debt discount	343	296
Change in fair value of derivatives	(12,927)	12,021
Loss from extinguishment of debt	715	788
Amortization of operating lease right-of-use asset	80	26
Stock-based compensation for services	364	553
Subtotal of non-cash charges	(11,411)	13,686
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(78)	(705)
Other non-current assets	-	9
Accounts payable and accrued expenses	1,208	(65)
Related party accounts payable and accrued expenses	(19)	(1,859)
Lease liabilities	35	129
Net cash used in operating activities	(7,539)	(9,751)
Cash Flows from Investing Activities:
Additional cost of leasehold improvement related to UK construction	-	(164)
Purchase of equipment	(62)	-
Net cash used in investing activities	(62)	(164)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock and warrants in a registered direct offering, net	5,671	-
Proceeds from exercise of warrants	-	688
Proceeds from issuance of notes payable, net	-	4,000
Proceeds from issuance of convertible notes payable, net	1,000	-
Proceeds from issuance of convertible notes payable to related party	240	-
Proceeds from investor advance	178	-
Repayment of notes payable	-	(420)
Repayment of notes payable to related parties	(64)	(329)
Net cash provided by financing activities	7,025	3,939
Effect of exchange rate changes on cash and cash equivalents	968	40
Net increase (decrease) in cash and cash equivalents	392	(5,936)

Cash and cash equivalents, beginning of the year	372	22,224
Cash and cash equivalents, end of the year	$764	$16,288

Supplemental disclosure of cash flow information
Interest payments on notes payable	$-	$(43)
Interest payments on notes payable to related party	$(9)	$(131)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the three months ended
	March 31,
	2020	2019
Supplemental schedule of non-cash investing and financing activities:
Reclassification of warrant liabilities related to warrants exercised for cash	$-	$509
Issuance of common stock and warrants for conversion of debt and accrued interest	$1,789	$2,213
Offering cost related to warrant liability	$2,606	$-
Issuance of warrants in conjunction with convertible note payable	$79	$-
Issuance of warrants in conjunction with convertible note payable to related party	$-	$-
Issuance of warrants in connection with debt modification	$315	$-

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

The Company does not expect to generate material revenue in the near future from the sale of products and is subject to all of the risks and uncertainties that are typically faced by biotechnology companies that devote substantially all of their efforts to R&D and clinical trials and do not yet have commercial products. The Company expects to continue incurring annual losses for the foreseeable future. The Company’s existing liquidity is not sufficient to fund its operations, anticipated capital expenditures, working capital and other financing requirements until the Company reaches significant revenues.  Until that time, the Company will need to obtain additional equity and/or debt financing, especially if the Company experiences downturns in its business that are more severe or longer than anticipated, or if the Company experiences significant increases in expense levels resulting from being a publicly-traded company or from expansion of operations.  If the Company attempts to obtain additional equity or debt financing, the Company cannot assume that such financing will be available to the Company on favorable terms, or at all.

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

The COVID-19 situation, and related restrictions and lockdowns, have adversely affected the Company’s programs and may continue to adversely affect them. However, despite these difficulties, the Company believes that it is still substantially on track with the milestone timelines announced at the Annual Meeting. Examples of effects of the COVID-19 situation include the following:  the process for completion of the final data collection from trial sites for the Phase 3 trial has been materially slowed by the inability to perform in-person monitoring visits by the contract research organization, by very limited availability of investigators and staff at trial sites (many of whom have been reassigned to treating COVID-19 patients), and substantially longer timeframes for Institutional Review Board or Ethics Committee meetings and regulatory processes for matters other than COVID-19. The Company has been unable to undertake compassionate use cases during part of March and during Q2, due to lockdowns, travel restrictions and hospitals focusing most of their personnel and resources on COVID-19 patients. In addition, manufacturing of DCVax products is impeded by personnel being under lockdown, and the buildout of the Sawston facility has been delayed by the construction sector shutdown and restrictions. The Company anticipates that such effects of the COVID-19 situation may continue for an extended period of time.  However, the Company is exploring possible ways of mitigating these effects, such as employing double shifts for some of the Sawston facility buildout.

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

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of March 31, 2020, condensed consolidated statements of operations and comprehensive loss, condensed consolidated statement of stockholders’ equity (deficit), and the condensed consolidated statements of cash flows for the three months ended March 31, 2020 and 2019 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months ended March 31, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020 or for any future interim period. The condensed consolidated balance sheet at March 31, 2020 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2019 and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on March 16, 2020.

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

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2019 Annual Report.

Recent Accounting Standards Not Yet Adopted

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements and related disclosures

4. Fair Value Measurements

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

Level 1 - Unadjusted quoted prices in active markets for identical instruments that are accessible by the Company on the measurement date

Level 2 - Quoted prices in markets that are not active or inputs which are either directly or indirectly observable

Level 3 - Unobservable inputs for the instrument requiring the development of assumptions by the Company

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of March 31, 2020 and December 31, 2019 (in thousands):

	Fair value measured at March 31, 2020
	Fair value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	March 31, 2020	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$12,106	$-	$-	$12,106
Embedded conversion option	12	-	-	12
Contingent payable derivative liability	6,679	-	-	6,679
Total fair value	$18,797	$-	$-	$18,797

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

	Fair value measured at December 31, 2019
	Fair value at	Quoted prices in active markets	Significant other observable inputs	Significant unobservable inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$20,213	$-	$-	$20,213
Contingent payable derivative liability	7,261	-	-	7,261
Total fair value	$27,474	$-	$-	$27,474

There were no transfers between Level 1, 2 or 3 during the three-month period ended March 31, 2020.

The following table presents changes in Level 3 liabilities measured at fair value for the three-month period ended March 31, 2020. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

	Warrant Liability	Embedded Conversion Option	Contingent Payable Derivative Liability	Total
Balance – January 1, 2020	$20,213	$-	$7,261	$27,474
Additional warrant liability	4,239	-	-	4,239
Additional embedded conversion option	-	11	-	11
Change in fair value	(12,346)	1	(582)	(12,927)
Balance – March 31, 2020	$12,106	$12	$6,679	$18,797

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities and embedded conversion feature that are categorized within Level 3 of the fair value hierarchy as of March 31, 2020 and December 31, 2019 is as follows:

	As of March 31, 2020
	Warrant Liability	Embedded Conversion Option	Contingent Payable Derivative Liability
Strike price	$0.26	$0.25	$0.16 *
Remaining contractual term (years)	1.3	5.0	1.5
Volatility (annual)	81%	95%	73%
Risk-free rate	0%	0%	0%
Dividend yield (per share)	0%	0%	0%

	As of December 31 2019
	Warrant Liability	Contingent Payable Derivative Liability
Strike price	$0.21	$0.21 *
Remaining contractual term (years)	1.4	1.0
Volatility (annual)	74%	62%
Risk-free rate	2%	2%
Dividend yield (per share)	0%	0%

* contingent payable derivative liability based on stock price as of March 31, 2020 and December 31, 2019

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

5. Stock-based Compensation

During the three months ended March 31, 2020, the Company issued approximately 1.0 million shares of its common stock to a third-party consultant performing media and investor relations services. The Company recorded approximately $0.2 million of stock-based compensation expense based on the fair value on the grant date.

The following table summarizes stock option activity for the Company’s option plans during the three months ended March 31, 2020 (amount in thousands, except per share number):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Total Intrinsic Value
Outstanding as of January 1, 2020	104,659	$0.24	8.4	$-
Forfeited/expired	(1,250)	0.21	-	-
Outstanding as of March 31, 2020	103,409	$0.24	8.1	$-
Options vested and exercisable	99,167	$0.24	8.1	$-

The following table summarizes stock-based compensation expense related to stock options for the three months ended March 31, 2020 and 2019 (in thousands):

	For the three months ended
	March 31,
	2020	2019
Research and development	$(23)	$104
General and administrative (1)	387	449
Total stock-based compensation expense	$364	$553

(1)	The general and administrative expense during the three months ended March 31, 2020 and 2019 is related to the applicable vesting portion of stock options awards made in the past to directors and employees.

The total unrecognized compensation cost was approximately $0.3 million as of March 31, 2020, and will be recognized over the next 2.8 years.

6. Property & Equipment

Property and equipment consist of the following at March 31, 2020 and December 31, 2019 (in thousands):

	March 31,	December 31,	Estimated
	2020	2019	Useful Life
Leasehold improvements	$230	$186	Lesser of lease term or estimated useful life
Office furniture and equipment	63	59	3 years
Computer equipment and software	610	611	3 years
Land in the United Kingdom	84	90	NA
	987	946
Less: accumulated depreciation	(670)	(665)
Total property, plant and equipment, net	$317	$281

Construction in progress	$171	$171

 Depreciation expenses were approximately $14,000 and $2,000 for the three months ended March 31, 2020 and 2019.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

7. Outstanding Debt

The following two tables summarize outstanding debt as of March 31, 2020 and December 31, 2019, respectively (amount in thousands):

	Maturity Date	Stated Interest Rate	Conversion Price	Face Value	Remaining Debt Discount	Embedded Conversion Option	Carrying Value5
Short term convertible notes payable
6% unsecured (1)	Due	6%	$3.09	$135	$-	$-	$135
10% unsecured (2)	Various	10%	$0.21	1,500	(72)	-	1,428
				1,635	(72)	-	1,563
Short term convertible notes payable - related parties
10% unsecured - Related Parties (3)	On Demand	10%	N/A	240	-	12	252
				240	-	12	252
Short term notes payable
8% unsecured (4)	Various	8%	N/A	6,146	(357)	-	5,789
10% unsecured (5)	Various	10%	N/A	3,551	(386)	-	3,165
12% unsecured (6)	On Demand	12%	N/A	440	-	-	440
0% unsecured (7)	8/1/2020	0%	N/A	1,156	(49)	-	1,107
				11,293	(792)	-	10,501

Ending balance as of March 31, 2020				$13,168	$(864)	$12	$12,316

	Maturity Date	Stated Interest Rate	Conversion Price	Face Value	Remaining Debt Discount	Carrying Value
Short term convertible notes payable
6% unsecured (1)	Due	6%	$3.09	$135	$-	$135
10% unsecured (2)	4/18/2020	10%	$0.22	500	(67)	433
				635	(67)	568
Short term notes payable
8% unsecured (4)	Various	8%	N/A	555	(43)	512
10% unsecured (5)	Various	10%	N/A	3,551	(73)	3,478
12% unsecured (6)	On Demand	12%	N/A	440	-	440
0% unsecured (7)	8/1/2020	0%	N/A	1,156	(85)	1,071
				5,702	(201)	5,501
Short term notes payable - related parties
10% unsecured - Related Parties (8)	On Demand	10%	N/A	66	-	66
				66	-	66
Long term notes payable
8% unsecured (4)	Various	8%	N/A	7,008	(420)	6,588
				7,008	(420)	6,588

Ending balance as of December 31, 2019				$13,411	$(688)	$12,723

(1)	This $135,000 note as of March 31, 2020 and December 31, 2019 consists of two separate 6% notes in the amounts of $110,000 and $25,000. In regard to the $110,000 note, the Company has made ongoing attempts to locate the creditor to repay or convert this note, but has been unable to locate the creditor to date. In regard to the $25,000 note, the holder has elected to convert these notes into equity, the Company has delivered the applicable conversion documents to the holder, and the Company is waiting for the holder to execute and return the documents.
(2)	In February 2020, the Company entered into multiple one-year convertible notes (the “Notes”) with multiple holders (the “Holders”) for an aggregate principal amount of $1.0 million. The Notes are convertible at $0.21 and bear interest at the rate of 10% per annum. Upon issuance of the Notes, the Holders also received a 2-year warrant to purchase a total of 1.4 million common shares at an exercise price of $0.35 per share. The fair value of the warrants was approximately $79,000 on the grant date.

(3)

On February 13, 2020, the Company’s Senior Vice President, General Counsel, Leslie Goldman, loaned the Company $240,000, and the Company entered into a convertible note agreement for this amount (the “Goldman Note”). The Goldman Note bears interest rate at 10% per annum, and is repayable upon 15 days' notice from the holder.

The principal and interest of the Goldman Note is convertible at $0.25 per share. Additionally, the Company agreed to issue 0.5 million warrants (the “Warrants”) in conjunction with the Goldman Note. The Goldman Note also contains 50% warrants coverage upon conversion. The warrants have five-year term and have an exercise price of $0.25.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The fair value of the Warrants was approximately $48,000, which were recorded as debt discount at the issuance date. Additionally, the Goldman Note contains embedded conversion options, that were determined to require bifurcation. The fair value of the conversion option was approximately $11,000 on the issuance date, which was recorded as additional debt discount. The Company recorded $59,000 interest expenses as amortization of this debt discount immediately as the term is on demand.

(4)	During the three months ended March 31, 2020, the Company converted approximately $1.4 million of principal and $0.4 million of accrued interest into approximately 12.4 million shares of the Company’s common stock at a fair value of $2.4 million. The Company recorded approximately $0.6 million in debt extinguishment loss from this conversion.

(5)

The approximate $3.6 million as of March 31, 2020 and December 31, 2019 consists of various promissory notes that were issued between October 1, 2018 and November 7, 2018.

On March 30, 2020, the Company entered into a Note Extension Agreement (the “Agreement”) with multiple holders with the following major adjustments:

-      Extended existing $3.0 million promissory notes’ maturity dates to November 24, 2020;

-      Issued a new 2-year warrant for up to 9.7 million shares of the Company’s common stock at an exercise price of $0.20 per share valued at $487,000 on the amendment date;

The amended promissory note Agreements total were approximately $3.0 million. Approximately $2.0 million in notes were treated as a debt modification and the remaining $1.0 million note was treated as a debt extinguishment for accounting purposes. The Company recorded approximately $0.1 million loss on debt extinguishment.

(6)	The $440,000 balance as of March 31, 2020 and December 31, 2019 consists of two separate 12% demand notes in the amounts of $300,000 and $140,000.

(7)

On May 28, 2019, the Company issued a deferred note to a third-party vendor pursuant to a settlement agreement resolving past matters and providing for the restart of DCVax®-Direct Production.

As of March 31, 2020, the deferred note had $1.2 million principal outstanding.

(8)	On September 26, 2018, Advent BioServices (“Advent”), a related party of the Company, provided a short-term loan in the amount of $65,000. The loan bears interest at 10% per annum, and is payable upon demand, with 7 days’ prior written notice to the Company. During the three months ended March 31, 2020, the Company made full repayment to Advent, including all outstanding interest.

The following table summarizes total interest expenses related to outstanding notes for the three months ended March 31, 2020 and 2019, respectively (in thousands):

	For the three months ended
	March 31,
	2020	2019
Interest expenses related to outstanding notes:
Contractual interest	$275	$268
Amortization of debt discount	284	296
Total interest expenses related to outstanding notes	559	564
Interest expenses related to outstanding notes to related parties:
Contractual interest	4	191
Amortization of debt discount	59	-
Total interest expenses related to outstanding notes to related parties	63	191
Other interest expenses	3	1
Total interest expense	$625	$756

8. Net Earnings (Loss) per Share Applicable to Common Stockholders

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per common share is computed similar to basic earnings (loss) per common share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Diluted weighted average common shares include common stock potentially issuable under the Company’s convertible notes, warrants and vested and unvested stock options.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The following table sets forth the computation of earnings (loss) per share (amounts in thousands except per share data):

	For the three months ended
	March 31,
	2020	2019
Net earnings (loss) - basic	$2,726	$(20,946)
Interest on convertible notes	173	-
Net earnings (loss) - diluted	$2,899	$(20,946)

Weighted average shares outstanding - basic	640,390	529,133
Convertible notes and accrued interest	8,468	-
Weighted average shares outstanding - diluted	648,858	529,133

The following securities were not included in the diluted net loss per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the three months ended
	March 31,
	2020	2019
Common stock options	103,409	100,159
Common stock warrants	365,706	357,428
Contingently issuable warrants	11,739	11,739
Convertible notes and accrued interest	-	29,516
Potentially dilutive securities	480,854	498,842

9. Related Party Transactions

Advent BioServices Agreement

The Company has a Manufacturing Services Agreement with Advent BioServices for manufacture of DCVax-L products at an existing facility in London, as previously reported.  The Company also has an Ancillary Services Agreement with Advent, which establishes a structure under which Advent will submit Statements of Work (“SOWs”) for activities related to the development of the Sawston facility and the compassionate use activities in the UK, as previously reported.  To date, Advent has not yet submitted SOWs and the Company has not yet made any payments.

Related Party Expenses and Accounts Payable

The following table summarizes expenses incurred to related parties (i.e., amounts invoiced) during the three months ended March 31, 2020 and 2019 (amount in thousands) (some of which remain unpaid as noted in the second table below):

	For the three months ended
	March 31,
	2020	2019
Advent BioServices	$1,324	$1,450

The following table summarizes outstanding unpaid accounts payable held by related parties as of March 31, 2020 and December 31, 2019 (amount in thousands). These unpaid amounts include part of the expenses reported in the table above and also certain expenses incurred in prior periods.

	March 31,	December 31,
	2020	2019
Advent BioServices	$820	$834

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Related Parties Loans

Advent BioServices Note

Advent BioServices provided a short-term loan to the Company in the amount of $65,000 on September 26, 2018. The loan bears interest at 10% per annum, and is payable upon demand, with 7 days’ prior written notice to the Company.

During the three months ended March 31, 2020, the Company made full repayment of $73,000 to Advent, including all outstanding interest.

Leslie Goldman - Demand Loan

During the three months ended March 31, 2020, the Company’s Senior Vice President, General Counsel, Leslie Goldman, loaned the Company $240,000 pursuant to a convertible note. The note bears interest rate at 10% per annum and fifty percent warrant coverage, and is repayable upon 15 days' notice from the holder. The note is convertible, in whole or in part, into stock together with warrants. This note is still outstanding as of March 31, 2020.

The following table summarizes total interest expenses related to outstanding notes to related parties for the three months ended March 31, 2020 and 2019, respectively (in thousands):

	For the three months ended
	March 31,
	2020	2019
Interest expenses related to outstanding notes to related parties:
Contractual interest	$4	$191
Amortization of debt discount	59	-
Total interest expense	$63	$191

10. Stockholders’ Deficit

Common Stock

Registered Direct Offering

During the three months ended March 31, 2020, the Company issued an aggregate of 34.5 million shares of its common stock in a registered direct offering (the “Offering”). The net proceeds from the Offering were approximately $5.7 million, after deducting offering costs of $0.4 million paid by the Company.

In connection with the Offering, the Company also issued approximately 8.5 million 2-year term warrants with an exercise price of $0.25 per share to the investors and approximately 0.8 million 2-year term warrants with an exercise price between $0.17 and $0.21 per share to placement agent in this direct offering. The fair value of these new issued warrants was approximately $1.0 million. Additionally, the Company agreed to extend by twelve months the maturity date of certain existing warrants already held by some of those investors. The Company recorded an incremental change of approximately $2.5 million on the fair value of warrants due to the modifications, which was recorded as part of offering cost during the three months ended March 31, 2020.

Debt Conversion

During the three months ended March 31, 2020, the Company converted approximately $1.8 million outstanding debt and interest into 12.4 million shares of common stock.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Stock Purchase Warrants

The following is a summary of warrant activity for the three months ended March 31, 2020 (dollars in thousands, except per share data):

	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Term
Outstanding as of January 1, 2020	359,473	$0.27	1.42
Warrants granted	20,965	0.23
Warrants expired and cancellation	(2,993)	-
Outstanding as of March 31, 2020	377,445	$0.26	1.32

11. Commitments and Contingencies

Operating Lease

The Company adopted ASC Topic 842 - Leases as of January 1, 2019, using the transition method wherein entities were allowed to initially apply the new leases standard at adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

The Company has operating leases for corporate offices in the U.S., U.K., Germany and the Netherlands, and for manufacturing facilities in the U.K. Leases with an initial term of 12 months or less are not recorded in the balance sheet. The Company has elected the practical expedient to account for each separate lease component of a contract and its associated non-lease components as a single lease component, thus causing all fixed payments to be capitalized. The Company also elected the package of practical expedients permitted within the new standard, which among other things, allows the Company to carry forward historical lease classification. The renewal options have not been included in the calculation of the lease liabilities and right-of-use (“ROU”) assets as the Company is not reasonably certain to exercise the options. Variable lease payment amounts that cannot be determined at the commencement of the lease such as increases in lease payments based on changes in index rates or usage, are not included in the ROU assets or liabilities. These are expensed as incurred and recorded as variable lease expense.

At March 31, 2020, the Company had operating lease liabilities of approximately $4.9 million for both the 20-year lease of the building for the manufacturing facility in Sawston, U.K., and the current office lease in the U.S. ROU assets of approximately $4.3 million for the Sawston lease and US office lease were included in the consolidated balance sheet.

The following summarizes quantitative information about the Company’s operating leases:

	For the Three Months ended
	March 31, 2020
	U.K	U.S	Total
Lease cost
Operating lease cost	$152	$82	$234
Short-term lease cost	12	-	12
Variable lease cost	45	4	49
Total	$209	$86	$295

Other information
Operating cash flows from operating leases	$-	$(244)	$(244)
Weighted-average remaining lease term – operating leases	10.0	0.9
Weighted-average discount rate – operating leases	12%	12%

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

The Company recorded lease costs as a component of general and administrative expense during the three months ended March 31, 2020 and 2019, respectively.

Maturities of the operating leases, excluding short-term leases, are as follows:

	U.K	U.S	Total
Remaining nine months ended December 31, 2020	$464	$251	$715
Year ended December 31, 2021	619	84	703
Year ended December 31, 2022	619	-	619
Year ended December 31, 2023	619	-	619
Year ended December 31, 2024	619	-	619
Thereafter	8,642	-	8,642
Total	11,582	335	11,917
Less present value discount	(6,996)	(21)	(7,017)
Operating lease liabilities included in the Condensed Consolidated Balance Sheet at March 31, 2020	$4,586	$314	$4,900

German Tax Authorities

The German Tax authorities have contacted our subsidiary, NW Bio GmbH, and have asserted that funding provided by NW Bio, Inc., to its wholly owned subsidiary in Germany, NW Bio GmbH, during 2013 through 2015 may be deemed to be a “profit distribution” even though neither NW Bio, Inc. nor NW Bio GmbH made any profit during the period in question, and even though the funds provided by NW Bio, Inc. were used by NW Bio GmbH entirely for operating expenses and clinical trial costs. The German Tax authorities are seeking to tax this deemed “profit distribution.” We are in the process of working to resolve this matter and it is too early at this point to determine the outcome.  There can be no assurance that the German tax authority will agree with our position, even if they appear to be open to discussions and approaches taken under the German-US tax treaty and OECD Transfer pricing that would result in our calculations that there is no tax liability.  The Company currently anticipates that the amount that NW Bio GmbH may ultimately have to pay for this matter is estimated to be between $0 to $800,000 after further proceedings (including application of the US-German tax treaty), however, under ASC 740 it is in the view of the Company that it is not more likely than not that the resolution of these tax matters will result in a net material charge.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

12. Subsequent Events

Registered Offering

On April 8, 2020, the Company entered into financings totaling $3.8 million. The financings were comprised of $3.1 million from the offering of 19.9 million shares of common stock and 11.3 million new issued warrants, and $750,000 from a convertible note (the “April Note”). The common stock was offered at a price of $0.153 per share. The April Note is convertible at $0.17 per share and carries 50% warrant coverage of the number of conversion shares issued. The warrants are exercisable at $0.20 per share.

During May 2020, the Company entered into financings totaling $3.3 million (the “May Financings”). The financings were comprised of $3.1 million from the offering of 15.7 million shares of common stock and 5.6 million warrants. The common stock was offered at a price between $0.17 and $0.225 per share. The warrants have an exercise price between $0.22 and $0.23 per share and an exercise period between 1.5-2.5 years.

All of the warrants issued in these financings are suspended until November 1, 2020. In addition, as part of these agreements, the investors who have existing outstanding warrants that have not already been suspended until November 1 are suspending approximately 14.6 million existing warrants until November 1, 2020.

Cambridge Loan

On March 26, 2020, the Company entered into a Loan Agreement (the “Loan Agreement”) with Cambridge & Peterborough Combined Authority (the “Lender”) for a loan of £1.35 million (approximately $1.7 million) (the “Loan”) for the next phase of buildout of the Sawston facility.  The Company received funds on April 6, 2020. The Lender provides funding for selected economic development projects in the Cambridge region through a competitive selection process.

Under the Loan Agreement, there will be no repayments during the first year of the Loan term, although interest will accrue. Following the first anniversary, repayment of the Loan principal and interest will take place over 4 years, for a total term of 5 years.  The interest rate on the Loan is 6.25% per annum.

In conjunction with the Loan, the Company entered into a Security Agreement with the Lender granting a security interest in the Company’s 17-acre property in Sawston, U.K. to secure the Loan.  No other tangible or intangible assets of the Company or its subsidiaries are subject to any security interest.  The security interest on the 17-acre property will be released upon completion of repayment.

Debt Offering

On May 20, 2020, the Company entered into a note purchase agreement (the “Note”) with an individual investor for an aggregate principal amount of $1,655,000. The Note bears interest at 8% per annum with a 21-month term. There are no repayments during the first 7 months of the term. The note is amortized in 14 installments starting in month 8. The note carries an original issue discount of $150,000 and $5,000 legal costs that were reimbursable to the investor.

The May Financings also included $500,000 from a convertible note (the “May Note”). The May Note is convertible at $0.25 per share and contains 40% warrant coverage of the number of conversion shares issued. The warrants are exercisable at $0.25 per share and an exercise period of 2.5 years.

Debt Conversion

During April and May, 2020, the Company converted approximately $0.9 million outstanding debt and interest into 7.1 million shares of common stock.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Warrant Adjustments and Expirations

During May and June, 2020, approximately 62 million warrants have expired or are scheduled to expire, in addition to the warrants suspended under the arrangements described below.

During April and May 2020, the Company has been undertaking negotiations related to certain warrant adjustments, including suspending certain warrants, making them unexercisable for a defined period, and extensions of the warrants suspended.

As previously reported, on May 10, 2020, for a number of unrelated warrant holders, the Company agreed to issue 17.5% new warrants and extend the investors’ current warrant terms by six months, in consideration of the investor’s suspension of the current and newly issued warrants until November 1, 2020. The unrelated investors suspended a total of approximately 81 million warrants.  The Company agreed to issue 14.2 million new warrants to these investors under the suspension agreements, and these additional warrants were also suspended until November 1, 2020.

As also previously reported, on April 30, 2020, the Company’ entered into an agreement with its CEO, Linda Powers, in regard to approximately 90 million warrants and options held by Ms.Powers. She agreed to suspend approximately 60 million existing warrants and options held or due to her until November 1, 2020, making them unexercisable during this period.  In consideration, the Company extended the exercise period of a separate 29 million existing warrants held by Ms. Powers (not part of the 60 million warrants and options), and Ms. Powers also agreed to suspend those 29 million warrants until November 1, 2020.  The extension of the 29 million warrants provides an exercise period of 2-1/2 years after the suspension period.

Total expirations and suspensions through the end of June, 2020, equal approximately 268 million exercise shares. Of this total, approximately 248 million represent existing warrants or options and approximately 20 million were newly issued warrant shares.

Warrants Exercised for Cash

During May 2020, the Company received aggregate proceeds of $2.3 million from the exercise of warrants with an exercise price between $0.24 and $0.27. The Company issued approximately 9.4 million shares of common stock upon these warrant exercises.

Equity Compensation Plan

On May 29, 2020 the Company approved establishing a new equity compensation plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements included with this report. In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words “believe,” “expect,” “intend,” “anticipate,” and similar expressions are used to identify forward-looking statements, but some forward-looking statements are expressed differently. Many factors could affect our actual results, including those factors described under “Risk Factors” in our Form 10-K for the year ended December 31, 2019 and in Part II Item 1A of this report. These factors, among others, could cause results to differ materially from those presently anticipated by us. You should not place undue reliance on these forward-looking statements.

Overview

The Company is focused on developing personalized immune therapies for cancer. We have developed a platform technology, DCVax®, which uses activated dendritic cells to mobilize a patient's own immune system to attack their cancer.

Our lead product, DCVax®-L, is designed to treat solid tumor cancers that can be surgically removed. We are in the process of reaching completion on our 331-patient international Phase III trial of DCVax-L for newly diagnosed Glioblastome multiforme (GBM).

As previously reported, the Company is working with the contract research organization (CRO) who has managed the trial and a number of independent service firms to complete the data collection and confirmation, and reach data lock for the Phase III trial. All of the data collection and confirmation is done by the independent firms, with the Company in an oversight role.

As also previously reported, coronavirus-related difficulties have impacted most aspects of the process. Trial site personnel have been unavailable due to being reassigned to COVID-19 patient treatments or otherwise, and the limited site personnel have had to work under restrictions. Committee processes such as Institutional Review Boards and Ethics Committees have been, and continue to be, focused mainly on COVID-19 matters, with other matters significantly delayed. Regulatory processes have been similarly focused on COVID-19 matters and delayed on other matters. Firms such as the ones storing the Phase III trial tissue samples needed for certain final data, and the firms conducting the analytics for that final data (such as IDH mutation status), continue to have only limited operations. Even logistical matters such as the shipping of tissue slides have been, and continue to be, subjected to substantial restrictions and delays.

Despite these difficulties, the CRO has completed the final monitoring visits to the trial sites (including a number of them virtually), and has completed the collection of Case Report Form (CRF) data for all patients in the trial. The CRFs contain most, though not all, of the data required for analyzing the trial.

Since the Company’s prior updates, the CRO has also completed the Source Data Verification (SDV) for all of the data contained in the CRFs. Further, the CRO has completed the resolution of the many queries.

The independent service firms have also collected most of the additional data that is not contained in the CRFs, such as additional MRI scans and certain genetic information. The Company is consulting with its advisers to obtain their support for proceeding with initial data lock without waiting for these additional data, and then to include these additional data in the database when they are available.

The primary focus for reaching data lock now is obtaining the trial sites’ data locks. In order to reach overall data lock for the trial, each site’s data must be locked. Preparatory steps must be completed at each site so that the site is ready for sign-off, and then the lead investigator at the site must personally sign off on the data from that site. To that end, the lead investigator must undergo a brief training on the system, review the site data/CRFs and personally complete the confirmation and submit it.

Since the Company’s prior updates, the CRO and service firms have completed the preparatory steps for all but about ten of the sites to be ready for the investigator’s sign-off. Among the sites who had reached readiness for sign-off, about 33 sites are in varying stages of accomplishing their sign-offs and the rest of the sites have completed theirs.

The independent service firms are pressing to obtain the rest of the site completions and investigator sign-offs. The Company hopes they will be completed by approximately the end of next week. Accordingly, the Company is aiming to proceed with data lock at approximately the end of next week.

As previously reported, upon data lock the independent statisticians will be given access to the clinical trial database containing the raw data, and will undertake the applicable calculations and analyses. As previously reported, the Company will remain blinded until the statisticians have completed these calculations and analyses. That process is expected to take several weeks. The Company will then receive the initial results from the statisticians and become unblinded. Then the Company will consult with its Scientific Advisory Board, trial Steering Committee and expert advisors about the data, and address their questions and/or comments to prepare for announcement of the data.

The Company’s primary focus at present is on its DCVax-L program and completion of the Phase 3 trial of DCVax-L for Glioblastoma brain cancer. Our second product, DCVax®-Direct, is designed to treat inoperable solid tumors. A 40-patient Phase I trial has been completed, and included treatment of a diverse range of cancers. As resources permit, the Company is working on preparations for Phase II trials of DCVax-Direct including discussions with key institutions in regard to trial design and trial preparations. The Company has stopped the DCVax-Direct contract manufacturing preparation activities at present, while the trial design activities and preparations with the trial sites continue.

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

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2019 and Note 13 Leases to the condensed consolidated financial statements in this accompanying Form 10-Q. Other than the changes related to adoption of ASC 842, our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Results of Operations

Operating costs:

Operating costs and expenses consist primarily of research and development expenses, including clinical trial expenses, which increase when we are actively participating in clinical trials and especially when we are completing a large international trial, and undertaking substantial one-time expenses such as for final site visits, query resolutions, statistical work for the Statistical Analysis Plan, preparations for data analyses and other activities related to completion and assessment of the trial. The operating costs also include administrative expenses associated with trials, and increase as such operating activities grow.

In addition to clinical trial related costs, our operating costs may include ongoing work relating to our DCVax products, including R&D, product characterization, and related matters. Going forward, we are also incurring large amounts of costs to carry out and complete statistical analyses, process validation work, final data collection and validation, and other work associated with moving towards preparing for locking, unblinding and analyzing the trial results. We are also incurring substantial expenses to prepare for manufacturing validation and scale-up.

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

Three Months Ended March 31, 2020 and 2019

We recognized a net income of $2.7 million and net loss of $20.9 million for the three months ended March 31, 2020 and 2019, respectively. Net cash used in operations was $7.5 million and $9.8 million for the three months ended March 31, 2020 and 2019, respectively, including payment of substantial amounts of accumulated payables in the three months ended March 31, 2019.

Research and Development Expense

For the three months ended March 31, 2020 and 2019, research and development expense was $3.8 million and $3.0 million, respectively. The increase is due to an increase in activities and involvement of external consultants as the Phase 3 trial moves through final data collection and query resolution, independent data validation, and other preparations for data lock and analyses.

The following table summarizes expenses incurred (i.e., amounts invoiced, which have only been partly paid) to related parties during the three months ended March 31, 2020 and 2019 (amount in thousands):

	For the three months ended
	March 31,
	2020	2019
Advent BioServices	$1,324	$1,450

General and Administrative Expense

General and administrative expenses were $4.2 million and $3.6 million for three months ended March 31, 2020 and 2019, respectively. We had increased cost in salaries and wages and D&O insurance premium compared to last year.

Legal Expenses

Legal costs were $0.4 million for the three months ended March 31, 2020 versus $1.5 million for the three months ended March 31, 2019. The decrease in legal costs reflects a reduction in the need for legal services.

Change in fair value of derivatives

During the three months ended March 31, 2020 and 2019, we recognized a non-cash gain of $12.9 million and non-cash loss of $12.0 million, respectively. The gain was primarily due to the decrease of stock price as of March 31, 2020 ($0.16 per share) compared to December 31, 2019 ($0.21 per share).

Loss from extinguishment of debt

During the three months ended March 31, 2020, we converted debt of approximately $1.4 million principal and $0.4 million accrued interest into approximately 12.4 million shares of common stock at fair value of $2.4 million. We recorded an approximate $0.6 million debt extinguishment loss from the conversion.

During the three months ended March 31, 2020, we also recognized approximately $0.1 million debt extinguishment loss from certain debt amendment.

Interest Expense

During the three months ended March 31, 2020 and 2019, we recorded interest expense of $0.6 million and $0.8 million, respectively.

Foreign currency transaction gain (loss)

During the three months ended March 31, 2020 and 2019, we recognized foreign currency transaction loss of $1.1 million and gain $0.4 million, respectively. The loss was due to the strengthening of the U.S. dollar relative to the British pound sterling. The gain was due to the strengthening of the British pound sterling relative to the U.S. dollar.

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

Contingent Contractual Payment

The following table summarizes our contractual obligations as of March 31, 2020 (amount in thousands):

	Payment Due by Period
		Less than	1 to 2
	Total	1 Year	Years
Short term convertible notes payable (1)
6% unsecured	$220	$220	$-
10% unsecured	1,585	1,585	-
Short term convertible notes payable to related party (2)
10% unsecured	243	243	-
Short term notes payable (3)
8% unsecured	6,196	6,196	-
10% unsecured	3,906	3,906	-
12% unsecured	546	546	-
0% unsecured	1,156	1,156	-
Operating leases (4)	11,031	5,628	5,403
Purchase obligation (5)
Total	$24,883	$19,480	$5,403

(1) The obligations related to short term convertible notes were approximately $1.8 million as of March 31, 2020, which included remaining contractual unpaid interest of $0.2 million.

(2) The obligations related to a short term convertible note to related party was approximately $0.2 million as of March 31, 2020, which included remaining contractual unpaid interest of $3,000.

(3) The obligations related to short term notes were approximately $11.8 million as of March 31, 2020, which included unpaid interest of $0.5 million.

(4) The operating lease obligations during the next year included $335,000, $12,000, $5,000 and $2,000 for our offices in Maryland, Germany, London and Netherlands, respectively. Approximately £1 million ($1.3 million) in lease obligations during the next 2 years related to the Vision Centre in the U.K. that we leased back in December 2018. We also included approximately $9.4 million of anticipated payments to Advent BioServices, which represents the next 2 years’ obligation. The remaining contract term as of March 31, 2020 was approximately 2.8 years under the Manufacturing Services Agreement with Advent.

(5) We have possible contingent obligations to pay certain fees to contracted manufacturers if we shut down or suspend programs. For Cognate BioServices (in addition to any other remedies) if we shut down or suspend its DCVax-L program or DCVax-Direct program, the following obligations exist are not reflected in the accompanying balance sheets.

For a shut down or suspension of the DCVax-Direct program at Cognate, the Company must give 3 months’ advance notice.

For a shut down or suspension of the DCVax-L program at Cognate, the fee will be as follows:

•	The fee shall be $3 million in any of the following cases: after the last dose of the last patient enrolled in the Phase III clinical trial for DCVax®-L but before any submission for product approval in any jurisdiction; or after the submission of any application for market authorization but prior to receiving a marketing authorization approval.

•	At any time after receiving product approval for DCVax®-L in any jurisdiction, the fee shall be $5 million.

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

For a shut down or suspension of the DCVax-L program at Advent, the Company must give 12 months’ advance notice. During the notice period services would still be performed, to provide a transition period. Minimum required payments for this notice period total approximately £3.8 million ($5 million).

As of March 31, 2020, no shut-down or suspension fees were triggered.

Cash Flow

Operating Activities

During the three months ended March 31, 2020 and March 31, 2019, net cash outflows from operations were $7.5 million and $9.8 million, respectively. The decrease in cash used in operating activities was primarily attributable to decrease in clinical trial related expenditures during the follow-up period while the data were maturing.

Financing Activities

During the three months ended March 31, 2020, we received approximately $5.7 million cash from issuance of 34.4 million shares of common stock. During the three months ended March 31, 2019, we did not issue any new preferred stock, common stock or warrants.

We received approximately $1.0 million and $4.0 million cash proceeds from issuances of debt to third parties during the three months ended March 31, 2020 and 2019, respectively.

We received approximately $240,000 in cash proceeds from issuances of debt to a related party during the three months ended March 31, 2020.

We made an aggregate debt payment of $64,000 to related parties during the three months ended March 31, 2020.

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

Based on our analysis, as of March 31, 2020, the effect of a 100+/- basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss are considered immaterial.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15€ and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures.

Based on our evaluation, management concluded that, because of a material weakness identified in regard to foreign taxes, our internal control over financial reporting was not effective as of March 31, 2020.

This oversight was in connection with a tax issue between our German subsidiary and German tax authorities relating to the tax years 2013-2015, as explained above. The matter is also described in the Company’s Form 10-K Amended, filed contemporaneously with this Form 10-Q.

The material weakness in internal control over financial reporting resulted from a deficiency in our disclosure controls as we did not formally document our evaluation of a potential foreign tax contingency related to potential assessments on our German subsidiary under ASC-740 to support the evaluation and determination for disclosure. The Company identified and disclosed this contingency in this reporting period rather than in the preceding reporting period.

The Company is in the process of improving its procedures and communication, including translating significant documents itself rather than relying upon the Company’s German tax experts and advisors, and performing more formal analysis of its contingencies. The material weakness will not be considered remediated until the applicable remedial control operates for a sufficient period of time and management has concluded, through testing, that this control is operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of the year 2020.

Changes in Internal Control over Financial Reporting

Other than discussed above, there were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Jean Davis, who has been serving as Northwest Biotherapeutics, Inc.’s (the “Company”) Chief Financial Officer (“CFO”), Chief Accounting Officer (“CAO”), as well as the interim Chief Information Officer (“CIO”), has been appointed the CIO and relinquished her duties as CFO and CAO, to focus on CIO duties and special projects such as the design of Sarbanes-Oxley controls. Linda Powers will resume acting as CFO and CAO, with accounting and financial reporting functions performed by an external firm and the Company’s Controller as has been the case historically, until a new CFO is hired.

Part II - Other Information

Item 1. Legal Proceedings

Not Applicable.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our 2019 Annual Report, except for the risk factors updated below:

A pandemic, epidemic or outbreak of an infectious disease in the United States, United Kingdom, Europe or elsewhere may adversely affect our business.

The COVID-19 situation, and related restrictions and lockdowns, have adversely affected the Company’s programs and may continue to adversely affect them. For example, the process for completion of the final data collection from trial sites for the Phase 3 trial has been materially slowed by the inability to perform in-person monitoring visits by the contract research organization by very limited availability of investigators and staff at trial sites, and substantially longer timeframes for Institutional Review Board or Ethics Committee meetings and regulatory processes for matters other than COVID-19. The Company has been unable to undertake compassionate use cases during part of March and during Q2, due to lockdowns, travel restrictions and hospitals focusing most of their personnel and resources on COVID-19 patients. In addition, manufacturing of DCVax products is impeded by personnel being under lockdown, and the buildout of the Sawston facility has been delayed by the construction sector shutdown and restrictions. The Company anticipates that such effects of the COVID-19 situation may continue for an extended period of time.  However, the Company is exploring possible ways of mitigating these effects, such as employing double shifts for some of the Sawston facility buildout.

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

NORTHWEST BIOTHERAPEUTICS, INC

Dated: June 23, 2020	By:	/s/ Linda F. Powers
		Name:	Linda F. Powers

		Title:	President and Chief Executive Officer

Principal Executive Officer

Principal Financial and Accounting Officer

