Form 10-Q
period 2020-06-30
NORTHWEST BIOTHERAPEUTICS INC
filed 2020-08-10
CIK 1072379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

(Registrant’s telephone number)

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

As of August 6, 2020, the total number of shares of common stock, par value $0.001 per share, outstanding was 731,499,352.

NORTHWEST BIOTHERAPEUTICS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(Unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$5,955	$372
Prepaid expenses and other current assets	2,262	2,828
Total current assets	8,217	3,200

Non-current assets:
Property, plant and equipment, net	157	281
Construction in progress	1,541	171
Right-of-use asset, net	4,236	4,679
Other assets	755	798
Total non-current assets	6,689	5,929

TOTAL ASSETS	$14,906	$9,129

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$7,774	$6,348
Accounts payable and accrued expenses to related parties and affiliates	416	842
Convertible notes, net	4,044	568
Convertible notes to related party, net	631	—
Notes payable, net	8,204	5,501
Notes payable to related party	—	66
Contingent payable derivative liability	7,524	7,261
Warrant liability	59,666	20,213
Lease liabilities	311	395
Total current liabilities	88,570	41,194

Non-current liabilities:
Note payable, net of current portion, net	3,173	6,588
Lease liabilities, net of current portion	4,480	4,914
Total non-current liabilities	7,653	11,502

Total liabilities	96,223	52,696

COMMITMENTS AND CONTINGENCIES (Note 11)

Stockholders’ deficit:
Preferred stock ($0.001 par value); 100,000,000 shares authorized as of June 30, 2020 and December 31, 2019, respectively	—	—
Common stock ($0.001 par value); 1,200,000,000 shares authorized; 722.2 million and 614.3 million shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	722	614
Additional paid-in capital	811,526	794,900
Stock subscription receivable	(31)	(10)
Accumulated deficit	(895,133)	(839,907)
Accumulated other comprehensive income	1,599	836
Total stockholders’ deficit	(81,317)	(43,567)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$14,906	$9,129

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Research and other	$2	$581	$572	$920
Total revenues	2	581	572	920
Operating costs and expenses:
Research and development	3,120	3,291	6,877	6,295
General and administrative	3,330	3,013	7,501	6,575
Legal expenses	988	914	1,363	2,453
Total operating costs and expenses	7,438	7,218	15,741	15,323
Loss from operations	(7,436)	(6,637)	(15,169)	(14,403)
Other income (expense):
Change in fair value of derivative liabilities	(49,128)	7,201	(36,201)	(4,820)
Gain (loss) from extinguishment of debt	(551)	784	(1,266)	(4)
Interest expense	(1,059)	(787)	(1,684)	(1,543)
Foreign currency transaction gain (loss)	222	(342)	(906)	43
Total other income (expense)	(50,516)	6,856	(40,057)	(6,324)
Net income (loss)	$(57,952)	$219	$(55,226)	$(20,727)
Other comprehensive income (loss)
Foreign currency translation adjustment	(278)	75	763	131
Total comprehensive income (loss)	$(58,230)	$294	$(54,463)	$(20,596)

Net earnings (loss) per share applicable to common stockholders
Basic	$(0.08)	$0.00	$(0.08)	$(0.04)
Diluted	$(0.08)	$0.00	$(0.08)	$(0.04)
Weighted average shares used in computing basic earnings (loss) per share	697,555	550,214	668,972	539,732
Weighted average shares used in computing diluted earnings (loss) per share	697,555	597,375	668,972	539,732

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(Unaudited)

	For the Three Months Ended June 30, 2020
			Additional			Accumulated	Total
	Common Stock		Paid-in	Subscription	Accumulated	Other Comprehensive	Stockholders’
	Shares	Par value	Capital	Receivable	Deficit	Income	Equity (Deficit)
Balance at April 1, 2020	662,148	$662	$799,660	$(10)	$(837,181)	$1,877	$(34,992)
Issuance of common stock and warrants for cash in a registered direct offering (net of $3.0 million warrant liability)	34,113	34	2,890	(21)	—	—	2,903
Issuance of common stock and warrants for conversion of debt and accrued interest	10,201	10	2,239	—	—	—	2,249
Warrants exercised for cash	15,696	16	3,981	—	—	—	3,997
Reclassification of warrant liabilities related to warrants exercised for cash	—	—	2,721	—	—	—	2,721
Stock-based compensation	—	—	35	—	—	—	35
Net loss	—	—	—	—	(57,952)	—	(57,952)
Cumulative translation adjustment	—	—	—	—	—	(278)	(278)
Balance at June 30, 2020	722,158	$722	$811,526	$(31)	$(895,133)	$1,599	$(81,317)

	For the Three Months Ended June 30, 2019
			Additional			Accumulated	Total
	Common Stock		Paid-in	Subscription	Accumulated	Other Comprehensive	Stockholders’
	Shares	Par value	Capital	Receivable	Deficit	Income	Equity (Deficit)
Balance at April 1, 2019	537,091	$537	$780,478	$(10)	$(840,557)	$1,056	$(58,496)
Warrants exercised for cash	6,546	6	1,525	—	—	—	1,531
Reclassification of warrant liabilities related to warrants exercised for cash	—	—	1,250	—	—	—	1,250
Issuance of common stock and warrants for conversion of debt and accrued interest	6,625	7	1,969	—	—	—	1,976
Stock-based compensation	200	—	438	—	—	—	438
Issuance of common shares in connection with a settlement agreement	12,000	12	(12)	—	—	—	—
Net income	—	—	—	—	219	—	219
Cumulative translation adjustment	—	—	—	—	—	75	75
Balance at June 30, 2019	562,462	$562	$785,648	$(10)	$(840,338)	$1,131	$(53,007)

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(Unaudited)

	For the Six Months Ended June 30, 2020
			Additional			Accumulated	Total
	Common Stock		Paid-in	Subscription	Accumulated	Other Comprehensive	Stockholders’
	Shares	Par value	Capital	Receivable	Deficit	Income	Equity (Deficit)
Balance at January 1, 2020	614,292	$614	$794,900	$(10)	$(839,907)	$836	$(43,567)
Issuance of common stock and warrants for cash in a registered direct offering (net of $6.6 million warrant liability and $0.4 million cash offering cost)	68,579	68	4,901	(21)	—	—	4,948
Issuance of common stock and warrants for conversion of debt and accrued interest	22,618	23	4,625	—	—	—	4,648
Warrants exercised for cash	15,696	16	3,981	—	—	—	3,997
Reclassification of warrant liabilities related to warrants exercised for cash	—	—	2,721	—	—	—	2,721
Stock-based compensation	973	1	398	—	—	—	399
Net loss	—	—	—	—	(55,226)	—	(55,226)
Cumulative translation adjustment	—	—	—	—	—	763	763
Balance at June 30, 2020	722,158	$722	$811,526	$(31)	$(895,133)	$1,599	$(81,317)

	For the Six Months Ended June 30, 2019
			Additional			Accumulated	Total
	Common Stock		Paid-in	Subscription	Accumulated	Other Comprehensive	Stockholders’
	Shares	Par value	Capital	Receivable	Deficit	Income	Equity (Deficit)
Balance at January 1, 2019	523,232	$523	$775,741	$(10)	$(824,413)	$1,000	$(47,159)
Warrants exercised for cash	9,532	9	2,210	—	—	—	2,219
Reclassification of warrant liabilities related to warrants exercised for cash	—	—	1,759	—	—	—	1,759
Issuance of common stock and warrants for conversion of debt and accrued interest	17,498	18	4,959	—	—	—	4,977
Stock-based compensation	200	—	991	—	—	—	991
Cumulative effect of adopting new accounting standard	—	—	—	—	4,802	—	4,802
Issuance of common shares in connection with a settlement agreement	12,000	12	(12)	—	—	—	—
Net loss	—	—	—	—	(20,727)	—	(20,727)
Cumulative translation adjustment	—	—	—	—	—	131	131
Balance at June 30, 2019	562,462	$562	$785,648	$(10)	$(840,338)	$1,131	$(53,007)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the six months ended
	June 30,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(55,226)	$(20,727)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	16	8
Amortization of debt discount	1,073	663
Change in fair value of derivatives	36,201	4,820
Loss from extinguishment of debt	1,266	4
Amortization of operating lease right-of-use asset	163	222
Stock-based compensation for services	399	991
Subtotal of non-cash charges	39,118	6,708
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	500	(664)
Other non-current assets	(3)	(44)
Accounts payable and accrued expenses	2,075	(742)
Related party accounts payable and accrued expenses	(426)	(4,040)
Lease liabilities	94	80
Net cash used in operating activities	(13,868)	(19,429)
Cash Flows from Investing Activities:
Purchase of equipment and construction in progress	(1,306)	(225)
Net cash used in investing activities	(1,306)	(225)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock and warrants in a registered direct offering, net	11,567	—
Proceeds from exercise of warrants	3,997	2,219
Proceeds from issuance of notes payable, net	3,557	6,500
Proceeds from issuance of convertible notes payable, net	2,189	—
Proceeds from issuance of convertible notes payable to related party	315	—
Repayment of notes payable	(1,363)	(420)
Repayment of notes payable to related parties	(64)	(329)
Repayment of convertible notes payable to related parties	—	(4,002)
Net cash provided by financing activities	20,198	3,968
Effect of exchange rate changes on cash and cash equivalents	559	138
Net increase (decrease) in cash and cash equivalents	5,583	(15,548)

Cash and cash equivalents, beginning of the period	372	22,224
Cash and cash equivalents, end of the period	$5,955	$6,676

Supplemental disclosure of cash flow information
Interest payments on notes payable	$—	$(43)
Interest payments on notes payable to related party	$(9)	$(177)
Interest payments on convertible notes payable to related party	$—	$(748)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the six months ended
	June 30,
	2020	2019
Supplemental schedule of non-cash investing and financing activities:
Reclassification of warrant liabilities related to warrants exercised for cash	$2,721	$1,759
Issuance of common stock and warrants for conversion of debt and accrued interest	$3,558	$3,994
Offering cost related to warrant liability	$3,842	$—
Issuance of warrants in conjunction with convertible note payable	$153	$—
Issuance of warrants in connection with debt modification	$395	$—
Warrant modification in connection with debt amendment	$51	$—
Conversion of outstanding accounts payables to note payable and contingent payable	$—	$8,560
Issuance of common shares in connection with a settlement agreement	$—	$12

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

The COVID-19 situation, and related restrictions and lockdowns, have adversely affected the Company’s programs and may continue to adversely affect them. However, the Company is continuing to make progress in its programs despite these difficulties, with a primary focus on reaching data lock, unblinding and reporting the results of the Company’s Phase 3 clinical trial of DCVax-L for Glioblastoma brain cancer.  Examples of effects of the COVID-19 situation include the following:  the process for completion of the final data collection from trial sites for the Phase 3 trial has been materially slowed by the limited availability or capacity of independent service firms responsible for collecting and confirming the data, by the inability to perform in-person monitoring and other visits to trial sites, by very limited availability of investigators and staff at trial sites (many of whom have been reassigned to treating COVID-19 patients), and substantially longer timeframes for Institutional Review Board or Ethics Committee meetings and regulatory processes for matters other than COVID-19. The Company has been unable to undertake compassionate use cases during part of March and during Q2, due to lockdowns, travel restrictions and hospitals focusing most of their personnel and resources on COVID-19 patients. In addition, manufacturing of DCVax products is impeded by personnel being under lockdown, and the buildout of the Sawston facility was delayed in starting due to the construction sector shutdown and restrictions, and the duration of the work will be substantially longer due to the contractors having to operate under social distancing arrangements. The Company anticipates that such effects of the COVID-19 situation may continue for an extended period of time.  However, the Company has been able to mitigate some of these effects. For example, for the Sawston facility buildout the Company is paying increased costs to have the contractors operate on two shifts daily rather than the normal one shift.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of June 30, 2020, condensed consolidated statements of operations and comprehensive loss, condensed consolidated statement of stockholders’ equity (deficit) for the three and six months ended June 30, 2020 and 2019, and the condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and six months ended June 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020 or for any future interim period. The condensed consolidated balance sheet at June 30, 2020 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2019 and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on March 16, 2020 and Form 10-K/A filed on June 24, 2020.

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

Recent Accounting Standards Not Yet Adopted

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of this standard on its condensed consolidated financial statements and related disclosures.

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

Level 1 - Unadjusted quoted prices in active markets for identical instruments that are accessible by the Company on the measurement date

Level 2 - Quoted prices in markets that are not active or inputs which are either directly or indirectly observable

Level 3 - Unobservable inputs for the instrument requiring the development of assumptions by the Company

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of June 30, 2020 and December 31, 2019 (in thousands):

	Fair value measured at June 30, 2020
		Quoted prices	Significant
		in active	other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	June 30, 2020	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$59,666	$—	$—	$59,666
Embedded conversion option	2,115	—	—	2,115
Contingent payable derivative liability	7,524	—	—	7,524
Total fair value	$69,305	$—	$—	$69,305

	Fair value measured at December 31, 2019
		Quoted prices	Significant
		in active	other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$20,213	$—	$—	$20,213
Contingent payable derivative liability	7,261	—	—	7,261
Total fair value	$27,474	$—	$—	$27,474

There were no transfers between Level 1, 2 or 3 during the six-month period ended June 30, 2020.

The following table presents changes in Level 3 liabilities measured at fair value for the six-month period ended June 30, 2020. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

	Warrant	Embedded	Contingent Payable
	Liability	Conversion Option	Derivative Liability	Total
Balance – January 1, 2020	$20,213	$—	$7,261	$27,474
Grant of warrants	7,460	—	—	7,460
Reclassification of warrant liabilities related to warrants exercised for cash	(2,721)	—	—	(2,721)
Issuance of new convertible notes	—	891	—	891
Change in fair value	34,714	1,224	263	36,201
Balance – June 30, 2020	$59,666	$2,115	$7,524	$69,305

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities and embedded conversion feature that are categorized within Level 3 of the fair value hierarchy as of June 30, 2020 and December 31, 2019 is as follows:

	As of June 30, 2020
	Warrant	Embedded	Contingent Payable
	Liability	Conversion Option	Derivative Liability
Strike price	$0.25	$0.21	$0.34 *
Contractual term (years)	1.8	1.0	1.3
Volatility (annual)	86%	83%	85%
Risk-free rate	0.2%	0.2%	0.2%
Dividend yield (per share)	0%	0%	0%

	As of December 31 2019
	Warrant	Contingent Payable
	Liability	Derivative Liability
Strike price	$0.21	$0.21 *
Contractual term (years)	1.4	1.0
Volatility (annual)	74%	62%
Risk-free rate	2%	2%
Dividend yield (per share)	0%	0%
*	contingent payable derivative liability based on stock price as of June 30, 2020 and December 31, 2019

5. Stock-based Compensation

During the six months ended June 30, 2020, the Company issued approximately 1.0 million shares of its common stock to a third-party consultant performing media and investor relations services. The Company recorded approximately $0.2 million of stock-based compensation expense based on the fair value on the grant date.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The following table summarizes stock option activity for the Company’s option plans during the six months ended June 30, 2020 (amount in thousands, except per share number):

			Weighted Average
			Remaining
		Weighted Average	Contractual Life	Total Intrinsic
	Number of Shares	Exercise Price	(in years)	Value
Outstanding as of January 1, 2020	104,659	$0.24	8.4	$—
Forfeited/expired	(2,500)	0.22	—	—
Outstanding as of June 30, 2020	102,159	$0.24	8.0	$11,026
Options vested (1)	100,056	$0.24	8.0	$10,782
(1)	39.2 million vested options are not exercisable until November 1, 2020.

The following table summarizes total stock-based compensation expense related to stock options for the three and six months ended June 30, 2020 and 2019 (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Research and development	$8	$69	$(15)	$173
General and administrative (1)	27	369	414	818
Total stock-based compensation expense	$35	$438	$399	$991
(1)	The general and administrative expense during the three and six months ended June 30, 2020 and 2019 is related to the applicable vesting portion of stock options awards made in the past to directors and employees.

The total unrecognized compensation cost was approximately $0.1 million as of June 30, 2020, and will be recognized over the next 2.5 years.

Stock Options Modification

As previously reported, on April 30, 2020, the Company's CEO, Linda Powers agreed to not exercise approximately 39.2 million existing options held by her for 6 months, until November 1, 2020 and correspondingly extended the contractual term for 6 months. The Company recognized approximately $78,000 of incremental stock-based compensation for this modification during the six months ended June 30, 2020, based on the following weighted average assumptions:

	Post Modification	Pre Modification
Exercise price	$0.23	$0.23
Expected term (years)	4.3	4.0
Expected stock price volatility	97%	97%
Risk-free rate of interest	—%	—%

Equity Compensation Plan

As previously reported, on May 29, 2020, the Board of Directors of the Company approved establishing a new equity compensation plan (the “Plan”). The Company’s prior plan was adopted in 2007, was updated in amended and restated plans that were approved by shareholders in 2012 and 2013, and expired in 2017 (the “Prior Plan”).

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The Plan is substantially similar to the Prior Plan. The Plan will have a 10-year life, and allows for awards to employees, directors and consultants of the Company, as did the Prior Plan. The Plan allows for any type of equity security to be awarded, as did the Prior Plan. The awards and their terms (including vesting) will be determined by the Board and applicable Committees, as was the case under the Prior Plan. The Plan establishes a pool of potential equity compensation equal to twenty percent of the outstanding securities of the Company, which is on an evergreen basis as under the Prior Plan.

6. Property, Equipment & Construction in Progress

Property and equipment consist of the following at June 30, 2020 and December 31, 2019 (in thousands):

	June 30,	December 31,	Estimated
	2020	2019	Useful Life
Leasehold improvements	$81	$186	Lesser of lease term or estimated useful life
Office furniture and equipment	62	59	3-5 years
Computer equipment and software	609	611	3-5 years
Land in the United Kingdom	84	90	NA
	836	946
Less: accumulated depreciation	(679)	(665)
Total property, plant and equipment, net	$157	$281

Construction in progress	$1,541	$171

Depreciation expenses were approximately $2,000 and $6,000 for the three months ended June 30, 2020 and 2019 and were approximately $16,000 and $8,000 for the six months ended June 30, 2020 and 2019.

Construction in Progress

In connection with the Company’s manufacturing facility in U.K, the Company has incurred and is incurring costs with certain vendors to design and build out the initial stage of the facility. Additionally, the Company purchased certain manufacturing equipment that will be installed in connection with the buildout. These costs were all capitalized and recorded as part of construction in progress as of June 30, 2020.  Upon completion of the buildout, all costs associated with the buildout will be recorded as manufacturing equipment or leasehold improvement and amortized over the estimated useful life of the facility.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

7. Outstanding Debt

The following two tables summarize outstanding debt as of June 30, 2020 and December 31, 2019, respectively (amount in thousands):

		Stated				Embedded
		Interest	Conversion		Remaining	Conversion	Carrying
	Maturity Date	Rate	Price	Face Value	Debt Discount	Option	Value
Short term convertible notes payable
6% unsecured (1)	Due	6%	$3.09	$135	$—	$—	$135
10% unsecured (2)	Various	10%	$0.19	2,408	(410)	1,376	3,374
8% unsecured (3)	11/1/2020	8%	$0.25	550	(438)	423	535
				3,093	(848)	1,799	4,044
Short term convertible notes payable - related parties
10% unsecured - Related Parties (4)	On Demand	10%	N/A	315	—	316	631
				315	—	316	631
Short term notes payable
8% unsecured (5)	Various	8%	N/A	4,807	(252)	—	4,555
10% unsecured (6)	Various	10%	N/A	2,889	(261)	—	2,628
12% unsecured (7)	On Demand	12%	N/A	440	—	—	440
0% unsecured (8)	8/1/2020	0%	N/A	193	(13)	—	180
1% unsecured (9)	5/14/2022	1%	N/A	401	—	—	401
				8,730	(526)	—	8,204

Long term notes payable
8% unsecured (11)	2/20/2022	8%	N/A	1,655	(146)	—	1,509
6% secured (12)	3/25/2025	6%	N/A	1,664	—		1,664
				3,319	(146)	—	3,173

Ending balance as of June 30, 2020				$15,457	$(1,520)	$2,115	$16,052

		Stated
		Interest	Conversion		Remaining	Carrying
	Maturity Date	Rate	Price	Face Value	Debt Discount	Value
Short term convertible notes payable
6% unsecured (1)	Due	6%	$3.09	$135	$—	$135
10% unsecured (2)	4/18/2020	10%	$0.22	500	(67)	433
				635	(67)	568
Short term notes payable
8% unsecured (5)	Various	8%	N/A	555	(43)	512
10% unsecured (6)	Various	10%	N/A	3,551	(73)	3,478
12% unsecured (7)	On Demand	12%	N/A	440	—	440
0% unsecured (8)	8/1/2020	0%	N/A	1,156	(85)	1,071
				5,702	(201)	5,501
Short term notes payable - related parties
10% unsecured - Related Parties (10)	On Demand	10%	N/A	66	—	66
				66	—	66
Long term notes payable
8% unsecured (5)	Various	8%	N/A	7,008	(420)	6,588
				7,008	(420)	6,588

Ending balance as of December 31, 2019				$13,411	$(688)	$12,723
(1)	This $135,000 note as of June 30, 2020 and December 31, 2019 consists of two separate 6% notes in the amounts of $110,000 and $25,000. In regard to the $110,000 note, the Company has made ongoing attempts to locate the creditor to repay or convert this note, but has been unable to locate the creditor to date. In regard to the $25,000 note, the holder has elected to convert these notes into equity, the Company has delivered the applicable conversion documents to the holder, and the Company is waiting for the holder to execute and return the documents.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(2)	In February 2020, the Company entered into multiple one-year convertible notes (the “February Notes”) with multiple holders (the “Holders”) for an aggregate principal amount of $1.0 million. The Notes are convertible into common shares of the Company at $0.21 per share and bear interest at the rate of 10% per annum. Upon issuance of the February Notes, the Holders also received a 2-year warrant to purchase a total of 1.4 million common shares of the Company at an exercise price of $0.35 per share. The fair value of the warrants was approximately $79,000 on the grant date.

In April 2020, the Company entered into a six-month convertible note (the “April Note”) with an individual investor (the “Holder”) with an aggregate principal amount of $0.8 million for cash proceeds of $0.7 million. The Company also incurred approximately $69,000 placement agent costs, including both a cash fee and the fair value of common stock warrants issued to the placement agent, which was recognized as additional debt discount.

The April Note bears interest at the rate of 10% per annum and is convertible into common shares of the Company at $0.17 per share plus a warrant to purchase a number of exercise shares equal to 50% of the number of common shares issued upon conversion (the “Conversion Warrants”). The Conversion Warrants will be exercisable until April 9, 2022 beginning on November 1, 2020, with an exercise price of $0.20 per share. The conversion option within the April Note is required to be bifurcated at fair value, which was approximately $0.4 million on the issuance date, resulting in additional debt discount to the April Note.

As consideration for entering into the April Note, the Company also agreed to amend the Holder’s existing outstanding warrants to purchase 5.1 million common shares of the Company. The exercise price of the warrants was amended from $0.25 per share to $0.20 per share. The incremental change in fair value resulting from the amendment was approximately $51,000, which was recognized as additional debt discount to the April Note.

In April 2020, the Company entered into a Note Amendment Agreement (the “Amendment”) with an individual holder of a short term convertible note, primarily to agree on the following changes:

-Reclassed $75,000 accrued interest as of amendment date to the outstanding principal amount;

-Extended the maturity date of a convertible note with approximately $0.6 million of principal outstanding, as of the amendment date, to October 18, 2020;

-Reduced the conversion price from $0.22 to $0.181

-Issued a new 2-year warrant for up to 2.3 million shares of the Company’s common stock at an exercise price of $0.25 per share valued at $115,000 on the amendment date;

The amendment was recognized as a debt extinguishment, resulting in a loss on debt extinguishment of approximately $70,000.

(3)	In May 2020, the Company entered into a six-month convertible note (the “May Note”) with an individual investor (the “Holder”) with an aggregate principal amount of $0.6 million. The May Note contains OID in the amount of $50,000.

The May Note bears interest at the rate of 8% per annum and is convertible into common shares of the Company at $0.25 plus a warrant to purchase a number of exercise shares equal to 40% of the number of common shares issued upon conversion (the “Conversion Warrants”). The Conversion Warrants will be exercisable until November 28, 2022 beginning on November 1, 2020 with exercise price of $0.25 per share. The conversion option within the May Note is required bifurcated at fair value, which was approximately $0.5 million on the issuance date, resulting in additional debt discount to the May Note.

(4)	Between February and May 2020, the Company entered into multiple demand loan agreements with Leslie Goldman, the Company’s Senior Vice President and General Counsel, for an aggregate principal amount of $0.3 million (the “Goldman Notes”). The Goldman Notes bear interest rate at 10% per annum, and are repayable upon 15 days' notice from Mr. Goldman.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The Goldman Notes are convertible into common shares of the Company at conversion prices ranging from $0.23 to $0.25 per share. Additionally, the Company agreed to issue warrants to Mr. Goldman to purchase 0.6 million shares of the Company’s common stock (the “Initial Warrants”) in conjunction with the Goldman Notes. The Initial Warrants have a five - year term and are exercisable at prices ranging from $0.23 and $0.25 per share. The fair value of the Initial Warrants was approximately $66,000, which was recognized as debt discount to the Goldman Notes at the issuance date. The conversion option within the Goldman Notes are required to be bifurcated at fair value, which was approximately $36,000 on the issuance date, resulting in additional debt discount to the Goldman Notes.

Upon conversion, Mr. Goldman will also receive a five-year term warrant to purchase a number of the Company’s common shares equal to 50% of the number of common shares issued upon conversion of the Goldman Notes (the “Conversion Warrants”). The Conversion Warrants will be exercisable at $0.25 per share.

(5)	During the six months ended June 30, 2020, the Company converted approximately $2.8 million of outstanding principal and $0.5 million of accrued interest into approximately 21.3 million shares of the Company’s common stock with a fair value of $4.2 million. The Company recognized approximately $0.9 million in debt extinguishment loss from this conversion.
(6)	The approximate $2.9 million of outstanding principal as of June 30, 2020 consists of various promissory notes that were issued between August 13, 2018 and November 7, 2018.

During the six months ended June 30, 2020, the Company converted approximately $0.3 million of principal and accrued interest into approximately 1.3 million shares of the Company’s common stock with a fair value of $0.5 million. The Company recognized approximately $0.2 million in debt extinguishment loss from this conversion.

During the six months ended June 30, 2020, the Company entered into multiple Note Extension Agreements with multiple holders, primarily resulting in the following changes:

-	Extended the maturity dates of promissory notes with outstanding principal balances aggregating approximately $3.3 million for an additional 6 to 12 months from the original maturity date;
-

Issued new 2-year warrants to purchase up to 10.3 million shares of the Company’s common stock at an exercise prices ranging from $0.20 and $0.23 per share valued at approximately $0.5 million on the amendment date;

The Note Extension Agreements for approximately $2.3 million of outstanding principal of promissory notes was recognized as a debt modification, while the amendments for approximately $1.0 million of outstanding principal of promissory notes was recognized as a debt extinguishments, resulting in a loss on extinguishment of debt of approximately $0.1 million.

(7)	The $440,000 balance of outstanding principal as of June 30, 2020 and December 31, 2019 consists of two separate 12% demand notes in the amounts of $300,000 and $140,000.
(8)	On May 28, 2019, the Company issued a deferred note to a third-party vendor pursuant to a settlement agreement resolving past matters and providing for the restart of DCVax®-Direct Production.

During the six months ended June 30, 2020, the Company made partial payment of approximately $1.0 million. As of June 30, 2020, the deferred note had $0.2 million principal outstanding.

(9)	PPP Loan

The Company received a loan under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act’s Paycheck Protection Program (“PPP”). The PPP loan was received on May 20, 2020 in the amount of $0.4 million. The current terms of the PPP loan is two years with a maturity date of May 20, 2022 and it contains a favorable fixed annual

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

interest rate of 1.00%. Payments of principal and interest on the PPP Loan are deferred for the first six months of the term of the PPP Loan until November 20, 2020. The Company is using the loan to make payments for payroll, health and disability insurance and rent.

(10)	On September 26, 2018, Advent BioServices (“Advent”), a related party of the Company, provided a short-term loan in the amount of $65,000. The loan bore interest at 10% per annum, and is payable upon demand, with 7 days’ prior written notice to the Company. During the six months ended June 30, 2020, the Company made full repayment to Advent, including all outstanding interest.
(11)	On May 20, 2020, the Company entered into a note purchase agreement (the “Note”) with an individual investor for an aggregate principal amount of approximate $1.7 million. The Note bears interest at 8% per annum with a 21-month term. There are no repayments during the first 7 months of the term. The note is amortized in 14 installments starting in month 8. The note carries an original issue discount of $150,000 and $5,000 legal costs that were reimbursable to the investor.
(12)	Cambridge Loan

On March 26, 2020, the Company entered into a Loan Agreement (the “Loan Agreement”) with Cambridge & Peterborough Combined Authority (the “Lender”) for a loan of £1.35 million (approximately $1.7 million) (the “Loan”) for the current phase of buildout of the Sawston facility.  The Company received funds on April 6, 2020. The Lender provides funding for selected economic development projects in the Cambridge region through a competitive selection process.

Under the Loan Agreement, there will be no repayments during the first year of the Loan term, although interest will accrue. Following the first anniversary, repayment of the Loan principal and interest will take place over 4 years, for a total term of 5 years.  The interest rate on the Loan is 6.25% per annum.

In conjunction with the Loan, the Company agreed to enter into a Security Agreement with the Lender under which the Company is to grant a security interest in the Company’s 17-acre property in Sawston, U.K. to secure the Loan.  No other tangible or intangible assets of the Company or its subsidiaries are subject to any security interest. Such security interest on the 17-acre property will be released upon completion of repayment.

The following table summarizes total interest expenses related to outstanding notes for the three and six months ended June 30, 2020 and 2019, respectively (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest expenses related to outstanding notes:
Contractual interest	$317	$283	$592	$551
Amortization of debt discount	667	367	951	663
Total interest expenses related to outstanding notes	984	650	1,543	1,214
Interest expenses related to outstanding notes to related parties:
Contractual interest	7	137	11	328
Amortization of debt discount	63	—	122	—
Total interest expenses related to outstanding notes to related parties	70	137	133	328
Other interest expenses	5	—	8	1
Total interest expense	$1,059	$787	$1,684	$1,543

8. Net Earnings (Loss) per Share Applicable to Common Stockholders

Basic earnings (loss) per common share is computed by dividing net earnings (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted earnings (loss) per common share is computed similar to

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

basic earnings (loss) per common share except that it reflects the potential dilution that could occur if dilutive securities or other obligations to issue common stock were exercised or converted into common stock. Diluted weighted average common shares include common stock potentially issuable under the Company's convertible notes, warrants and vested and unvested stock options.

The following table sets forth the computation of earnings (loss) per share (amounts in thousands except per share data):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Net earnings (loss) - basic	$(57,952)	$219	$(55,226)	$(20,727)
Interest on convertible notes	—	125	—	—
Net earnings (loss) - diluted	$(57,952)	$344	$(55,226)	$(20,727)

Weighted average shares outstanding - basic	697,555	550,214	668,972	539,732
Warrants	—	27,854	—	—
Stock options	—	10,676	—	—
Convertible notes and accrued interest	—	8,631	—	—
Weighted average shares outstanding - diluted	697,555	597,375	668,972	539,732

The following securities were not included in the diluted net loss per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the six months ended
	June 30,
	2020	2019
Common stock options	102,159	100,159
Common stock warrants	323,921	349,991
Contingently issuable warrants	11,739	11,739
Convertible notes and accrued interest	16,807	8,632
Potentially dilutive securities	454,626	470,521

9. Related Party Transactions

Advent BioServices Agreement

The Company has a Manufacturing Services Agreement with Advent BioServices for manufacture of DCVax-L products at an existing facility in London, as previously reported.  The Company also has an Ancillary Services Agreement with Advent, which establishes a structure under which Advent will submit Statements of Work (“SOWs”) for activities related to the development of the Sawston facility and the compassionate use activities in the UK, as previously reported.  To date, Advent has not yet submitted SOWs and the Company has not yet made any payments for these Ancillary Services. The Ancillary Services Agreement had an original term of 8 months, ended in July 2020. On August 7, 2020, the Company extended the term by 12 months, and did not make any other changes.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Related Party Expenses and Accounts Payable

The following table summarizes expenses incurred to related parties (i.e., amounts invoiced) during the three and six months ended June 30, 2020 and 2019 (amount in thousands) (some of which remain unpaid as noted in the second table below):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Advent BioServices	$1,227	$1,263	$2,551	$2,713

The following table summarizes outstanding unpaid accounts payable held by related parties as of June 30, 2020 and December 31, 2019 (amount in thousands).  These unpaid amounts include part of the expenses reported in the table above and also certain expenses incurred in prior periods.

	June 30,	December 31,
	2020	2019
Advent BioServices	$406	$834

Loans From Related Parties to the Company

Loan From Advent BioServices

Advent BioServices provided a short-term loan to the Company in the amount of $65,000 on September 26, 2018. The loan bears interest at 10% per annum, and is payable upon demand, with 7 days’ prior written notice to the Company.

During the six months ended June 30, 2020, the Company made full repayment of $73,000 to Advent, including all outstanding interest.

Loan From Leslie Goldman

During the six months ended June 30, 2020, the Company's Senior Vice President, General Counsel, Leslie Goldman, loaned the Company $315,000 pursuant to various convertible notes (the “Notes”). The Notes bear interest rate at 10% per annum and fifty percent warrant coverage, and are repayable upon 15 days' notice from the holder. The Notes are convertible, in whole or in part, into stock together with warrants. The Notes are still outstanding as of June 30, 2020 (see Note 7(4) for further details).

The following table summarizes total interest expenses related to outstanding notes to related parties for the three months and six months ended June 30, 2020 and 2019, respectively (in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest expenses related to outstanding notes to related parties:
Contractual interest	$7	$137	$11	$328
Amortization of debt discount	63	—	122	—
Total interest expense	$70	$137	$133	$328

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

10. Stockholders’ Deficit

Common Stock

Registered Direct Offering

Between January and February 2020, the Company issued an aggregate of 34.5 million shares of its common stock in a registered direct offering (the “Offering”). The net proceeds from the Offering were approximately $5.7 million, after deducting offering costs of $0.4 million paid by the Company.

In connection with the Offering, the Company also issued approximately 8.5 million 2-year term warrants with an exercise price of $0.25 per share to the investors and approximately 0.8 million 2-year term warrants with an exercise price between $0.17 and $0.21 per share to placement agent in this direct offering. The fair value of these new issued warrants was approximately $1.0 million. Additionally, the Company agreed to extend by twelve months the maturity date of certain existing warrants already held by some of those investors. The Company recorded an incremental change of approximately $2.5 million on the fair value of warrants due to the modifications, which was recorded as part of offering cost during the six months ended June 30, 2020.

During April 2020, the Company issued an aggregate of 19.9 million shares of its common stock and 11.3 million new issued warrants in a registered direct offering (the "April Financing"). The common stock was offered at a price of $0.153 per share. The warrants are exercisable at $0.20 per share. The net proceeds from the April Financing were approximately $3.0 million, after deducting offering costs of $68,000 paid by the Company.

During May 2020, the Company issued an aggregate 14.2 million shares of its common stock and 5.6 million new issued warrants in a registered direct offering (the "May Financing"). The common stock was offered at a price between $0.17 and $0.225 per share. The warrants have an exercise price between $0.22 and $0.23 per share and an exercise period between 1.5-2.5 years. The Company received approximately $2.9 million from the May Financing.

All of the warrants issued in the May Financings are not exercisable until November 1, 2020. In addition, as part of these agreements, the investors who have existing outstanding warrants that have not already been suspended until November 1 are suspending approximately 14.6 million existing warrants until November 1, 2020.

Debt Conversion

During the six months ended June 30, 2020, the Company converted approximately $3.6 million outstanding debt and interest into 22.6 million shares of common stock.

Stock Purchase Warrants

The following is a summary of warrant activity for the six months ended June 30, 2020 (dollars in thousands, except per share data):

	Number of	Weighted Average	Remaining
	Warrants	Exercise Price	Contractual Term
Outstanding as of January 1, 2020	359,473	$0.27	1.42
Warrants granted	55,235	0.23
Warrants exercised for cash	(15,596)	0.25
Warrants expired and cancellation	(63,451)	0.31
Outstanding as of June 30, 2020	335,661	$0.25	1.82

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Warrant Adjustments

During April and May 2020, the Company undertook negotiations related to certain warrant adjustments, including suspending certain outstanding warrants, making them unexercisable for a defined period, and suspending extensions of the warrants.

As previously reported, on May 10, 2020, for a number of unrelated warrant holders, the Company agreed to issue 17.5% new warrants and extend the investors' current warrant terms by six months, in consideration of the investor's suspension of the current and newly issued warrants until November 1, 2020. The unrelated investors suspended warrants for the purchase of approximately 81 million shares of the Company’s common stock. The Company agreed to issue new warrants to purchase 14.2 million shares of the Company’s common stock to these investors under the suspension agreements, and these additional warrants were also suspended until November 1, 2020.

As also previously reported, on April 30, 2020, the Company entered into an agreement with its CEO, Linda Powers, in regard to approximately 90 million warrants and options held by Ms. Powers. She agreed to suspend approximately 60 million existing warrants and options held or due to her until November 1, 2020, making them unexercisable during this period. In consideration, the Company extended the exercise period of a separate 29 million existing warrants held by Ms. Powers (not part of the 60 million warrants and options), and Ms. Powers also agreed to suspend those 29 million warrants until November 1, 2020. The extension of the 29 million warrants provides an exercise period of 2-1/2 years after the suspension period.

As of June 30, 2020, approximately 166.5 million warrants were suspended until November 1, 2020.

Warrants Exercised for Cash

During the six months ended June 30, 2020, the Company received aggregate proceeds of approximately $4.0 million from the exercise of warrants with an exercise price between $0.24 and $0.30. The Company issued approximately 15.7 million shares of common stock upon exercise of these warrant.

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

At June 30, 2020, the Company had operating lease liabilities of approximately $4.8 million for both the 20-year lease of the building for the manufacturing facility in Sawston, U.K., and the current office lease in the U.S. ROU assets of approximately $4.2 million for the Sawston lease and US office lease were included in the consolidated balance sheet.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The following summarizes quantitative information about the Company’s operating leases:

	For the Six Months ended
	June 30, 2020
	U.K	U.S	Total
Lease cost
Operating lease cost	$299	$165	$464
Short-term lease cost	22	—	22
Variable lease cost	45	11	56
Total	$366	$176	$542
Other information
Operating cash flows from operating leases	$(334)	$(165)	$(499)
Weighted-average remaining lease term – operating leases	9.6	0.6
Weighted-average discount rate – operating leases	12%	12%

	For the Six Months ended
	June 30, 2019
	U.K	U.S	Total
Lease cost
Operating lease cost	$307	$82	$389
Short-term lease cost	27	81	108
Variable lease cost	—	4	4
Total	$334	$167	$501
Other information
Operating cash flows from operating leases	$—	$(81)	$—
Weighted-average remaining lease term – operating leases	10.5	1.3
Weighted-average discount rate – operating leases	12%	12%

The Company recorded lease costs as a component of general and administrative expense during the six months ended June 30, 2020 and 2019, respectively.

Maturities of the operating leases, excluding short-term leases, are as follows:

	U.K	U.S	Total
Remaining six months ended December 31, 2020	$308	$167	$475
Year ended December 31, 2021	616	84	700
Year ended December 31, 2022	616	—	616
Year ended December 31, 2023	616	—	616
Year ended December 31, 2024	616	—	616
Thereafter	8,610	—	8,610
Total	11,382	251	11,633
Less present value discount	(6,830)	(12)	(6,842)
Operating lease liabilities included in the Condensed Consolidated Balance Sheet at June 30, 2020	$4,552	$239	$4,791

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

German Tax Matter

The German tax authorities have audited our wholly owned subsidiary, NW Bio GmbH, for 2013-2015.  During those years, NWBio, Inc. sent funds to NWBio GmbH to pay for operating expenses and costs associated with the Phase III clinical trial.  The German tax authorities have asserted that the subsidiary should have charged NWBio parent company a 10% profit margin on top of these costs, that they will deem that such a profit margin was charged by the subsidiary (even though it was not) and that they will tax this deemed profit margin -- even though neither NW Bio, Inc. nor NW Bio GmbH made any profit during the period in question (or at any other time), and even though the funds provided by NW Bio, Inc. were used by NW Bio GmbH entirely for operating expenses and clinical trial costs.

In addition, the German tax authorities are seeking to deem that all of the funds provided by NW Bio Inc. to NW Bio GmbH during 2013-2015 for operating expenses and clinical trial costs were distributed back to NW Bio Inc. as a “dividend” by NW Bio GmbH – even though all of the funds were, in fact, used for operating expenses and clinical trial costs in Germany, and no funds were ever distributed back to NW Bio Inc. as a “dividend” from NW Bio GmbH.

Based upon the supposed deemed “dividend” of the entire funds provided by NW Bio Inc. to NW Bio GmbH during 2013-2015, the German tax authorities are seeking to impose withholding tax on this entire amount, plus penalties and interest for the deemed withholding tax being overdue.  Under the US-German Tax Treaty, if we were to pay this withholding tax, we are supposed to then receive a refund of this tax (though not the interest and penalties).

The deemed “profit margin” never existed, and the deemed “dividend” also never existed -- both of these assessments are contrary to the facts.  Although it is late in the administrative process, we have mobilized additional tax and accounting experts both in Germany and in the US to assist us in objecting to these deemed assessments and taxes and in seeking to have them withdrawn or overruled.   We plan to fight these assessments through the administrative procedures with the German tax authorities and, if necessary, the German tax court. However, in parallel, we are also pursuing settlement with the German tax authorities for an immaterial sum. In July, the Company received a subpoena from the SEC requesting more information.  We are cooperating with this query.

It is too early at this point to determine what tax amounts may ultimately be owed.  It is currently anticipated that there will be no further interactions with the German tax authorities until sometime in September, and that the administrative process may take considerable time after that. There can be no assurance that the German tax authorities will agree with our position, even if they appear to be open to discussions and to approaches under the German-US tax treaty and OECD Transfer Pricing that would result in our calculations that there is no tax liability.  Given the parallel tracks we are employing, the Company is not currently able to reasonably estimate the amount that NW Bio GmbH may ultimately have to pay for this matter.  However, after considering further proceedings (including application of the US-German tax treaty), under its evaluation under ASC 740, it is the view of the Company currently that it is not more likely than not that the resolution of these tax matters will ultimately result in a net material charge.

12. Subsequent Events

Registered Offering

On August 5, 2020, the Company entered into financings totaling approximately $8 million (the “Offering”). The financings were comprised of:

●	Approximately $7 million from an offering at $0.32 per share of newly registered common stock of approximately 21.8 million shares with 20-35% warrants exercisable at $0.34 per share for approximately 5.3 million shares, with an exercise period of 18 to 30 months, and
●	$1 million from a convertible note (the “August Note”) which is convertible at $0.345 per share. The Note carries no warrants unless it is converted. If, and only to the extent, the note is converted it will carry 35% warrants exercisable at $0.34 per share.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

All of the new warrants issued in the Offering are suspended until December 15, 2020.

In addition, as part of these agreements, the investors who have existing outstanding warrants that have not yet been suspended are now suspending approximately 75.5 million additional existing warrant exercise shares until December 15, 2020.

Accordingly, an aggregate total of 310 million warrants and options have expired or been suspended so far this year. In consideration for the suspension of the 75.5 million existing warrant shares as part of the Offering, the Company issued approximately 12.8 million warrants with an exercise price of $0.34 per share and an exercise period ranging from approximately 13.5 to 25.5 months following the termination of the suspensions. These suspension consideration warrants are also suspended until the same December date.

Only the common stock sold directly or underlying the warrants and convertible note are being registered in this transaction.

Warrants Exercised for Cash

During July 2020, the Company received $128,000 from the exercise of warrants with an exercise price between $0.24 and $0.27. The Company issued 500,000 shares of common stock upon these warrant exercises.

Debt Conversion

Between July and August 2020, the Company converted approximately $1.9 million outstanding debt and interest into approximately 8.8 million shares of common stock and 2.5 million warrants.

Stock Based Compensation

On August 5, 2020, the Company issued an aggregate of approximately 26 million stock options to Company directors, subject to approval of these options by shareholders and subject to certain vesting requirements. These options were approved by the disinterested directors in part in November 2018 and in part on May 23, 2020 but were not issued until August 5, 2020. The exercise price of these options is $0.25, which was above the price being paid by unrelated investors for the Company’s stock at the time of the approval of the options based upon the recent market price, and the exercise period is ten years.

As previously reported in Form 4 filings, on July 2, 2020 the Company issued to Company officers approximately 31.4 million stock options previously approved for past service. These options had been approved during the last 2 years, but had not been issued until now. As also previously reported in Form 4 filings, on July 2, 2020 the Company issued to Company officers approximately 86.7 million stock options for current and ongoing service, subject to certain vesting requirements.  These options were approved on May 26 and 29, 2020 but were not issued until July 2, 2020. The Board approval also included certain other officer options which have not been issued to date and which remain to be finalized. The exercise prices for some of the options approved in the past is $0.21 and for rest of the past options and all of the current options is $0.25.  The exercise period is ten years.

On August 5, the Company approved approximately 16.6 million option awards for the Company’s staff employees and certain consultants. These awards had been previously approved in part in May 2018 and in part on May 26, May 28 and May 29, 2020. The exercise price is $0.25 and the exercise period is ten years.

As previously reported in a Form 4 filing, on July 2, 2020, the Company issued approximately 15.2 million warrants to Ms. Powers in consideration for Ms. Powers’ forbearance and extension of loans of $5.4 million from Ms. Powers to the Company.  These options were approved by the Board in November 2018 when the loans were long overdue, as previously reported, and the options were re-approved in January 2020, but were not issued until July 2, 2020.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Advent Services Agreement Extension

On August 7, 2020, the Company agreed with Advent BioServices to extend the term of the existing Ancillary Services Agreement which the Company entered into with Advent BioServices in November 2019, as previously reported. The term of the Agreement is extended for 12 months.  No other changes were made.

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

As also previously reported, coronavirus-related difficulties have impacted most aspects of the process, especially with the resurgence of COVID cases in many areas. The independent service firms have had limited capacity, and restrictions on operations. Key experts at certain specialized service providers have been unavailable for periods of time due to illness in their family.  Other experts have gone on extended leave due to restrictions on operations. Clinical trial site personnel have been unavailable due to being reassigned to COVID-19 patient treatments or otherwise, and the limited site personnel have had to work under restrictions. Committee processes such as Institutional Review Boards and Ethics Committees have been focused mainly on COVID-19 matters, with other matters significantly delayed. Regulatory processes have been similarly focused on COVID-19 matters and delayed on other matters. Firms such as the ones storing the Phase III trial tissue samples needed for certain final data, and the firms conducting the analytics for that final data (such as IDH mutation status), continue to have only limited operations. Even logistical matters such as the shipping of tissue slides have been, and continue to be, subjected to substantial restrictions and delays. However, the CRO and the Company are working intensively with these vendors on a continuous basis to move as quickly as possible.

Despite these difficulties, the CRO and other independent service firms have made substantial progress toward data lock for the Phase III trial. In order to reach such overall data lock, each trial site’s data must go through final collection, review, checking for queries, resolution of queries preparatory steps for locking the site and finally personal sign-off by the lead investigator at each site for that site’s data, after training on the system and after personal review and confirmation of the site’s data.

As the Company recently reported, this process has been completed and all of the trial sites are now finished. The data from the trial sites comprises most, though not all, of the data required for analyzing the trial. The remaining required data includes information from specialized vendors -- for example, genetic profiles such as IDH mutations. When this external data joins the now locked data from the trial sites, the overall trial dataset will be locked.

Following completion of the trial data lock, the independent statisticians will be given access to the raw data in the trial database, and will undertake the calculations and the preparations of the Tables and Listings which provide the Trial results.  The Company anticipates that the statisticians’ work will take several weeks.

The Company will remain blinded throughout this period and will not become unblinded until the independent statisticians deliver the initial results to the Company.

When the Company receives the initial results, it will review the data and results with its Scientific Advisory Board, the Trial Steering Committee, and other key advisors.  During this process, any questions or comments from the experts will be addressed as part of the preparation of the results for public reporting.  The Company anticipates that these very important discussions with experts could take several weeks, especially with the significant logistical challenges due to COVID-related restrictions (which may be further increasing as the COVID resurgence grows).

In light of the significant progress made, together with the next steps in the process and the operational and logistical challenges, the Company currently anticipates that trial results will be ready for reporting approximately sometime after Labor Day in the month of September.  The Company will be consulting with its Principal Investigator and experts on the appropriate venue and manner of presenting the Trial results.

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

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2019 and Note 11 Leases to the condensed consolidated financial statements in this accompanying Form 10-Q. Other than the changes related to adoption of ASC 842, our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Our operating costs also include the costs of preparations for the launch of new or expanded clinical trial programs, such as our planned Phase II clinical trials. The preparation costs include payments to regulatory consultants, lawyers, statisticians, sites and others, evaluation of potential investigators, the clinical trial sites and the CROs managing the trials and other service providers, and expenses related to institutional approvals, clinical trial agreements (business contracts with sites), training of medical and other site personnel, trial supplies and other. Additional substantial costs relate to the maintenance and substantial expansion of manufacturing capacity, for both the US and Europe.

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

In December 2018, recognizing the importance of manufacturing to the Company’s future commercialization, the Company’s Board approved an option pool for external manufacturing personnel with options exercisable for 5.5 million shares. The Company has worked with several manufacturing groups to date.  As the Company continues to progress towards data lock and unblinding of the Phase 3 trial results, the Company anticipates reviewing its manufacturing arrangements and incentives, and anticipates implementing this option pool as part of that process.  (None of the options for manufacturing personnel have been issued yet).  The exercise price and exercise period determined by the Board in December 2018 for this manufacturing pool were $0.25 per share and ten years, the same as for the options approved for Company employees and directors shortly before that, in November 2018.

General and administrative:

General and administrative expenses include personnel related salary and benefit expenses, cost of facilities, insurance, travel, legal services, property and equipment and amortization of stock options and warrants.

Three Months Ended June 30, 2020 and 2019

We recognized a net loss of $58 million and net income of $0.2 million for the three months ended June 30, 2020 and 2019, respectively.

Research and Development Expense

For the three months ended June 30, 2020 and 2019, research and development expense was $3.1 million and $3.3 million, respectively. The slight decrease is within a normal fluctuation range for our external consultant expenses.

The following table summarizes expenses incurred (i.e., amounts invoiced, which have only been partly paid) to related parties during the three months ended June 30, 2020 and 2019 (amount in thousands):

	For the three months ended
	June 30,
	2020	2019
Advent BioServices	$1,227	$1,263

General and Administrative Expense

General and administrative expenses were $3.3 million and $3.0 million for three months ended June 30, 2020 and 2019, respectively. We had increased cost in salaries and wages due to expanding the management team.  We also had increased D&O insurance premiums compared to last year, as our advisors indicate is generally the case across the biotech sector.

Legal Expenses

Legal costs were $1.0 million for the three months ended June 30, 2020 versus $0.9 million for the three months ended June 30, 2019. The slight increase in legal costs is within a normal fluctuation range for our need for legal services.

Change in fair value of derivatives

During the three months ended June 30, 2020 and 2019, we recognized a non-cash loss of $49.1 million and non-cash gain of $7.2 million, respectively. The loss was primarily due to the increase of our stock price as of June 30, 2020 ($0.34 per share) compared to March 31, 2020 ($0.16 per share). The gain last year was primarily due to the decrease of our stock price as of June 30, 2019 ($0.26 per share) compared to March 31, 2019 ($0.27 per share).

Loss from extinguishment of debt

During the three months ended June 30, 2020, we converted debt of approximately $1.6 million principal and $0.2 million accrued interest into approximately 10.2 million shares of common stock at fair value of $2.2 million. We recorded an approximate $0.4 million debt extinguishment loss from the conversion.

During the three months ended June 30, 2020, we also recognized approximately $0.1 million debt extinguishment loss from certain debt amendments.

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

Interest Expense

During the three months ended June 30, 2020 and 2019, we recorded interest expense of $1.1 million and $0.8 million, respectively.

Foreign currency transaction gain (loss)

During the three months ended June 30, 2020 and 2019, we recognized foreign currency transaction gain of $0.2 million and loss of $0.3 million, respectively. The loss was due to the strengthening of the U.S. dollar relative to the British pound sterling.

Six Months Ended June 30, 2020 and 2019

We recognized a net loss of $55.2 million and $20.7 million for the six months ended June 30, 2020 and 2019, respectively.

Research and Development Expense

For the six months ended June 30, 2020 and 2019, research and development expense was $6.9 million and $6.3 million, respectively. The increase is due to an increase in activities and involvement of external consultants as the Phase 3 trial moves through final data collection and query resolution, independent data validation, and other preparations for data lock and analyses.

The following table summarizes expenses incurred (i.e., amounts invoiced, which have only been partly paid) to related parties during the six months ended June 30, 2020 and 2019 (amount in thousands):

	For the six months ended
	June 30,
	2020	2019
Advent BioServices	$2,551	$2,713

Company's General and Administrative Expense

The Company’s general and administrative expenses were $7.5 million and $6.6 million for six months ended June 30, 2020 and 2019, respectively. We had increased cost in salaries and wages due to expansion of the management team. We also had an increase in D&O insurance premiums compared to last year, as our advisors indicate is occurring widely across the biotech sector.

Legal Expenses

Legal costs were $1.4 million for the six months ended June 30, 2020 versus $2.5 million for the three months ended June 30, 2019. The decrease in legal costs reflects a reduction in the need for legal services.

Change in fair value of derivatives

During the six months ended June 30, 2020 and 2019, we recognized a non-cash loss of $36.2 million and $4.8 million, respectively. The loss was primarily due to the increase of our stock price as of June 30, 2020 ($0.34 per share) compared to December 31, 2019 ($0.21 per share).

Loss from extinguishment of debt

During the six months ended June 30, 2020, we converted debt of approximately $3 million principal and $0.5 million accrued interest into approximately 22.6 million shares of common stock at fair value of $4.6 million. We recorded an approximate $1.1 million debt extinguishment loss from the conversion.

During the six months ended June 30, 2020, we also recognized approximately $0.2 million debt extinguishment loss from certain debt amendment.

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

Interest Expense

During the six months ended June 30, 2020 and 2019, we recorded interest expense of $1.7 million and $1.5 million, respectively.

Foreign currency transaction gain (loss)

During the six months ended June 30, 2020 and 2019, we recognized foreign currency transaction loss of $0.9 million and foreign currency transaction gain of $43,000, respectively. The loss was due to the strengthening of the U.S. dollar relative to the British pound sterling.

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

Contingent Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2020 (amount in thousands):

	Payment Due by Period
		Less than	1 to 2	3 to 5
	Total	1 Year	Years	Years
Short term convertible notes payable (1)
6% unsecured	$222	$222	$—	$—
8% unsecured	569	569	—	—
10% unsecured	2,578	2,578	—	—
Short term convertible notes payable to related party (2)
10% unsecured	325	325	—	—
Short term notes payable (3)
8% unsecured	4,842	4,842	—	—
10% unsecured	3,515	3,515	—
12% unsecured	594	594	—	—
0% unsecured	193	193	—	—
1% unsecured	402	402	—	—
Long term notes payable (4)
8% unsecured	1,670	—	1,670	—
6% secured	1,977	—	198	1,779
Operating leases (5)	12,956	5,624	5,324	2,008
Purchase obligation (6)
Total	$29,843	$18,864	$7,192	$3,787

(1)The obligations related to short term convertible notes were approximately $3.4 million as of June 30, 2020, which included remaining contractual unpaid interest of $0.3 million.
(2)The obligations related to a short term convertible notes to related party was approximately $0.3 million as of June 30, 2020, which included remaining contractual unpaid interest of $10,000.
(3)The obligations related to short term notes were approximately $9.5 million as of June 30, 2020, which included unpaid interest of $0.8 million.
(4)The obligations related to long term notes were approximately $3.6 million as of June 30, 2020, which included unpaid interest for the next 5 years of approximately $0.3 million.
(5)The operating lease obligations during the next year included $251,000, $8,000, $47,000 and $1,000 for our offices in Maryland, Germany, London and Netherlands, respectively. Approximately £1 million ($1.3 million) in lease obligations during the next 2 years and approximately £1.5 million ($2.0 million) for the next 3 to 5 years related to the Vision Centre in the U.K. that we leased back in December 2018. We also included approximately $11.6 million of anticipated payments to Advent BioServices, which represents the next 2.5 years’ obligation. The remaining contract term as of June 30, 2020 was approximately 2.5 years under the Manufacturing Services Agreement with Advent.

(6)We have possible contingent obligations to pay certain fees to contract manufacturers if we shut down or suspend programs. For Cognate BioServices (in addition to any other remedies) if we shut down or suspend its DCVax-L program or DCVax-Direct program, the following obligations exist are not reflected in the accompanying balance sheets.

For a shut down or suspension of the DCVax-Direct program at Cognate, the Company must give 3 months’ advance notice.

For a shut down or suspension of the DCVax-L program at Cognate, the fee will be as follows:

●	The fee shall be $3 million in any of the following cases: after the last dose of the last patient enrolled in the Phase III clinical trial for DCVax®-L but before any submission for product approval in any jurisdiction; or after the submission of any application for market authorization but prior to receiving a marketing authorization approval.
●	At any time after receiving product approval for DCVax®-L in any jurisdiction, the fee shall be $5 million.

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

For a shut down or suspension of the DCVax-L program at Advent, the Company must give 12 months’ advance notice. During the notice period services would still be performed, to provide a transition period. Minimum required payments for this notice period total approximately £3.9 million ($5 million).

As of June 30, 2020, no shut-down or suspension fees were triggered.

Cash Flow

Operating Activities

During the six months ended June 30, 2020 and 2019, net cash outflows from operations were $13.9 million and $19.4 million, respectively. The decrease in cash used in operating activities was primarily attributable to decrease in clinical trial related expenditures.

Financing Activities

During the six months ended June 30, 2020, we received approximately $11.6 million cash from issuance of 68.6 million shares of common stock. During the six months ended June 30, 2019, we did not issue any new preferred stock, common stock or warrants.

We received approximately $5.7 million and $6.5 million cash proceeds from issuances of debt to third parties during the six months ended June 30, 2020 and 2019, respectively.

We received approximately $315,000 in cash proceeds from issuances of debt with a related party during the six months ended June 30, 2020.

We made an aggregate debt payment of approximately $1.4 million during the six months ended June 30, 2020, including $64,000 to related parties.

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

Based on our analysis, as of June 30, 2020, the effect of a 100+/- basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss are considered immaterial.

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

Based on our evaluation, management concluded that, because of a material weakness identified in regard to foreign taxes, our internal control over financial reporting was not effective as of June 30, 2020.

This oversight was in connection with a tax issue between our German subsidiary and German tax authorities relating to the tax years 2013-2015, as explained above. The matter is also described in the Company’s Form 10-K Amended.

The material weakness in internal control over financial reporting resulted from a deficiency in our disclosure controls as we did not formally document our evaluation of a potential foreign tax contingency related to potential assessments on our German subsidiary under ASC-740 to support the evaluation and determination for disclosure. The Company identified and disclosed this contingency in Q1 2020 rather than in the preceding reporting period.

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

Changes in Internal Control over Financial Reporting

Other than discussed above, there were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Jean Davis, who has been serving as Northwest Biotherapeutics, Inc.’s (the “Company”) Chief Financial Officer (“CFO”), Chief Accounting Officer (“CAO”), as well as the interim Chief Information Officer (“CIO”), has been appointed the CIO and relinquished her duties as CFO and CAO, to focus on CIO duties and special projects such as the design of Sarbanes-Oxley controls. Linda Powers will resume acting as CFO and CAO, with accounting and financial reporting functions performed by an external firm and the Company’s Controller as has been the case historically, until a new CFO is hired.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Consulting Agreements

The Company is in the process of entering into expanded agreements with certain Scientific Advisory Board members and certain other key consultants whom the Company anticipates will play important roles in helping the Company prepare for potential applications for regulatory approvals of the DCVax-L product. The agreements are being negotiated around structures that are contingent upon major milestones and will provide substantial incentive compensation.

Item 6. Exhibits

31.1

Certification of President (Principal Executive Officer and Principal Financial and Accounting Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President, Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included as Exhibit 101).

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC

Dated: August 10, 2020	By:	/s/ Linda F. Powers
		Name:	Linda F. Powers

		Title:	President and Chief Executive Officer

Principal Executive Officer

Principal Financial and Accounting Officer