Form 10-Q
period 2020-09-30
NORTHWEST BIOTHERAPEUTICS INC
filed 2021-01-15
CIK 1072379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of January 10, 2021, the total number of shares of common stock, par value $0.001 per share, outstanding was 822,716,397.

NORTHWEST BIOTHERAPEUTICS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

(Unaudited)

	September 30,	December 31,
	2020	2019
		(As Revised) (Note 13)
ASSETS
Current assets:
Cash and cash equivalents	$9,250	$372
Prepaid expenses and other current assets	2,933	2,828
Total current assets	12,183	3,200

Non-current assets:
Property, plant and equipment, net	819	281
Construction in progress	7,135	1,685
Right-of-use asset, net	4,327	4,679
Indefinite-lived intangible asset	1,292	—
Goodwill	654	—
Other assets	803	798
Total non-current assets	15,030	7,443

TOTAL ASSETS	$27,213	$10,643

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$9,171	$6,348
Accounts payable and accrued expenses to related parties and affiliates	4,924	3,844
Convertible notes, net	5,144	568
Convertible notes to related party, net	1,470	—
Notes payable, net	3,552	5,501
Notes payable to related party	—	66
Contingent payable derivative liability	7,384	7,261
Warrant liability	194,391	20,213
Lease liabilities	240	395
Total current liabilities	226,276	44,196

Non-current liabilities:
Note payable, net of current portion, net	8,708	6,588
Lease liabilities, net of current portion	4,657	4,914
Total non-current liabilities	13,365	11,502

Total liabilities	239,641	55,698

COMMITMENTS AND CONTINGENCIES (Note 11)

Stockholders’ deficit:
Preferred stock ($0.001 par value); 100,000,000 shares authorized as of September 30, 2020 and December 31, 2019, respectively	—	—
Common stock ($0.001 par value); 1,200,000,000 shares authorized; 779.7 million and 614.3 million shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	780	614
Additional paid-in capital	877,376	794,900
Stock subscription receivable	(26)	(10)
Accumulated deficit	(1,090,917)	(841,395)
Accumulated other comprehensive income	359	836
Total stockholders’ deficit	(212,428)	(45,055)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$27,213	$10,643

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
		(As Revised) (Note 13)		(As Revised) (Note 13)
Revenues:
Research and other	$216	$593	$788	$1,513
Total revenues	216	593	788	1,513
Operating costs and expenses:
Research and development	17,660	3,538	24,737	10,092
General and administrative	29,321	2,838	36,822	9,413
Legal expenses	1,112	802	2,475	3,255
Total operating costs and expenses	48,093	7,178	64,034	22,760
Loss from operations	(47,877)	(6,585)	(63,246)	(21,247)
Other income (expense):
Change in fair value of derivative liabilities	(138,969)	2,460	(175,170)	(2,360)
Loss from extinguishment of debt	(2,994)	(504)	(4,260)	(508)
Interest expense	(5,540)	(724)	(7,224)	(2,267)
Foreign currency transaction gain (loss)	1,284	(1,018)	378	(975)
Total other income (expense)	(146,219)	214	(186,276)	(6,110)
Net loss	$(194,096)	$(6,371)	$(249,522)	$(27,357)
Other comprehensive income (loss)
Foreign currency translation adjustment	(1,240)	892	(477)	1,023
Total comprehensive loss	$(195,336)	$(5,479)	$(249,999)	$(26,334)

Net loss per share applicable to common stockholders - basic and diluted	$(0.26)	$(0.01)	$(0.36)	$(0.05)
Weighted average shares used in computing basic and diluted loss per share	747,749	577,130	695,423	552,335

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(Unaudited)

	For the Three Months Ended September 30, 2020
			Additional			Accumulated	Total
	Common Stock		Paid-in	Subscription	Accumulated	Other Comprehensive	Stockholders’
	Shares	Par value	Capital	Receivable	Deficit	Income	Equity (Deficit)
Balance at July 1, 2020	722,158	$722	$811,526	$(31)	$(896,821)	$1,599	$(83,005)
Issuance of common stock and warrants for cash in a registered direct offering (net of $1.4 million warrant liability, and $0.2 million cash offering cost)	17,177	18	3,891	—	—	—	3,909
Issuance of common stock and warrants for conversion of debt and accrued interest	20,146	20	8,758	—	—	—	8,778
Warrants exercised for cash	19,050	19	5,610	—	—	—	5,629
Reclassification of warrant liabilities related to warrants exercised for cash	—	—	8,507	—	—	—	8,507
Cashless warrants exercise	222	—	—	—	—	—	—
Reclassification of warrant liabilities related to cashless warrants exercise	—	—	133	—	—	—	133
Beneficial conversion feature related to amended convertible note	—	—	44	—	—	—	44
Proceeds from investor to offset subscription receivable	—	—	—	5	—	—	5
Stock-based compensation	950	1	38,907	—	—	—	38,908
Net loss	—	—	—	—	(194,096)	—	(194,096)
Cumulative translation adjustment	—	—	—	—	—	(1,240)	(1,240)
Balance at September 30, 2020	779,703	$780	$877,376	$(26)	$(1,090,917)	$359	$(212,428)

	For the Three Months Ended September 30, 2019
	(As Revised) (Note 13)
			Additional			Accumulated	Total
	Common Stock		Paid-in	Subscription	Accumulated	Other Comprehensive	Stockholders’
	Shares	Par value	Capital	Receivable	Deficit	Income	Deficit
Balance at July 1, 2019	562,462	$562	$785,648	$(10)	$(841,569)	$1,131	$(54,238)
Issuance of common stock and warrants for cash in a registered direct offering (net of $1.0 million warrant liability and $0.2 million cash offering cost)	10,450	11	1,199	—	—	—	1,210
Warrants exercised for cash	—	—	—	—	—	—	—
Issuance of common stock and warrants for conversion of debt and accrued interest	8,736	9	2,034	—	—	—	2,043
Stock-based compensation	1,140	1	568	—	—	—	569
Net loss	—	—	—	—	(6,371)	—	(6,371)
Cumulative translation adjustment	—	—	—	—	—	892	892
Balance at September 30, 2019	582,788	$583	$789,449	$(10)	$(847,940)	$2,023	$(55,895)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30, 2020
			Additional			Accumulated	Total
	Common Stock		Paid-in	Subscription	Accumulated	Other Comprehensive	Stockholders’
	Shares	Par value	Capital	Receivable	Deficit	Income	Equity (Deficit)
Balance at January 1, 2020	614,292	$614	$794,900	$(10)	$(841,395)	$836	$(45,055)
Issuance of common stock and warrants for cash in a registered direct offering (net of $8.0 million warrant liability and $0.6 million cash offering cost)	85,756	86	8,792	(16)	—	—	8,862
Issuance of common stock and warrants for conversion of debt and accrued interest	42,764	43	13,383	—	—	—	13,426
Warrants exercised for cash	34,746	35	9,591	—	—	—	9,626
Reclassification of warrant liabilities related to warrants exercised for cash	—	—	11,228	—	—	—	11,228
Cashless warrants exercise	222	—	—	—	—	—	—
Reclassification of warrant liabilities related to cashless warrants exercise	—	—	133	—	—	—	133
Beneficial conversion feature related to amended convertible note	—	—	44	—	—	—	44
Stock-based compensation	1,923	2	39,305	—	—	—	39,307
Net loss	—	—	—	—	(249,522)	—	(249,522)
Cumulative translation adjustment	—	—	—	—	—	(477)	(477)
Balance at September 30, 2020	779,703	$780	$877,376	$(26)	$(1,090,917)	$359	$(212,428)

	For the Nine Months Ended September 30, 2019
	(As Revised) (Note 13)
			Additional			Accumulated	Total
	Common Stock		Paid-in	Subscription	Accumulated	Other Comprehensive	Stockholders’
	Shares	Par value	Capital	Receivable	Deficit	Income	Deficit
Balance at January 1, 2019	523,232	$523	$775,741	$(10)	$(825,385)	$1,000	$(48,131)
Issuance of common stock and warrants for cash in a registered direct offering (net of $1.0 million warrant liability and $0.2 million cash offering cost)	10,450	11	1,199	—	—	—	1,210
Warrants exercised for cash	9,532	9	2,210	—	—	—	2,219
Reclassification of warrant liabilities related to warrants exercised for cash	—	—	1,759	—	—	—	1,759
Issuance of common stock and warrants for conversion of debt and accrued interest	26,234	27	6,993	—	—	—	7,020
Stock-based compensation	1,340	1	1,559	—	—	—	1,560
Cumulative effect of adopting new accounting standard	—	—	—	—	4,802	—	4,802
Issuance of common shares in connection with a settlement agreement	12,000	12	(12)	—	—	—	—
Net loss	—	—	—	—	(27,357)	—	(27,357)
Cumulative translation adjustment	—	—	—	—	—	1,023	1,023
Balance at September 30, 2019	582,788	$583	$789,449	$(10)	$(847,940)	$2,023	$(55,895)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the nine months ended
	September 30,
	2020	2019
		(As Revised) (Note 13)
Cash Flows from Operating Activities:
Net loss	$(249,522)	$(27,357)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	33	16
Amortization of debt discount	1,991	1,020
Change in fair value of derivatives	175,170	2,360
Loss from extinguishment of debt	4,260	508
Amortization of operating lease right-of-use asset	249	435
Stock-based compensation related to warrants modification	—	3
Stock-based compensation for services	39,307	1,560
Non-cash interest expense	4,270	—
Subtotal of non-cash charges	225,280	5,902
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	146	(1,059)
Other non-current assets	(12)	(23)
Accounts payable and accrued expenses	986	62
Related party accounts payable and accrued expenses	1,080	(3,412)
Lease liabilities	152	6
Net cash used in operating activities	(21,890)	(25,881)
Cash Flows from Investing Activities:
Purchase of equipment and construction in progress	(3,548)	(246)
Acquisition of Flaskworks, net of cash	(1,560)	—
Net cash used in investing activities	(5,108)	(246)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock and warrants in a registered direct offering, net	16,893	2,241
Proceeds from exercise of warrants	9,626	2,219
Proceeds from warrants modification	4	7
Proceeds from issuance of notes payable, net	8,557	6,500
Proceeds from issuance of convertible notes payable, net	3,190	—
Proceeds from issuance of convertible notes payable to related party	315	—
Repayment of notes payable	(1,556)	(420)
Repayment of notes payable to related parties	(64)	(329)
Repayment of convertible notes payable	(89)	—
Repayment of convertible notes payable to related parties	—	(5,400)
Net cash provided by financing activities	36,876	4,818
Effect of exchange rate changes on cash and cash equivalents	(1,000)	1,055
Net increase (decrease) in cash and cash equivalents	8,878	(20,254)

Cash and cash equivalents, beginning of the period	372	22,224
Cash and cash equivalents, end of the period	$9,250	$1,970

Supplemental disclosure of cash flow information
Interest payments on notes payable	$—	$(43)
Interest payments on notes payable to related party	$(9)	$(177)
Interest payments on convertible notes payable	$(11)	$—
Interest payments on convertible notes payable to related party	$—	$(795)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the nine months ended
	September 30,
	2020	2019
		(As Revised) (Note 13)
Supplemental schedule of non-cash investing and financing activities:
Unpaid consideration related to Flaskworks acquisition	$465	$—
Reclassification of warrant liabilities related to warrants exercised for cash	$11,228	$1,759
Reclassification of warrant liabilities related to cashless warrants exercise	$133	$—
Issuance of common stock and warrants for conversion of debt and accrued interest	$6,850	$5,533
Offering cost related to warrant liability	$3,749	$1,031
Issuance of warrants in conjunction with convertible note payable	$153	$—
Issuance of warrants in connection with debt modification	$395	$—
Warrant modification in connection with debt amendment	$91	$—
Beneficial conversion feature related to amended convertible note	$44	$—
Capital expenditures included in accounts payable and accrued expenses to related parties and affiliates	$1,294	$710
Capital expenditures included in accounts payable	$954	$—
Conversion of outstanding accounts payables to note payable and contingent payable	$—	$8,560
Issuance of common shares in connection with a settlement agreement	$—	$12

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

On August 28, 2020, the Company acquired Flaskworks, LLC (“Flaskworks”), a company that has developed a system to close and automate the manufacturing of cell therapy products such as DCVax®.

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

The COVID-19 situation, and related restrictions and lockdowns, have adversely affected the Company’s programs.  With the incidence of COVID-19 now rising significantly in both the US and Europe, and expected to continue at a high level through the rest of the fall and the winter, the adverse effects on the Company’s programs may increase and may continue at an increased level throughout this period. The Company has been continuing to make progress in its programs despite these difficulties, so that it can reach data lock, unblind and report the results of the its Phase 3 clinical trial of DCVax-L for Glioblastoma brain cancer, and the Company plans to continue these efforts. Examples of effects of the COVID-19 situation include the following: the process for completion of the final data collection from trial sites for the Phase 3 trial was materially slowed by the limited availability or capacity of independent service firms responsible for collecting and confirming the data, by the inability to perform in-person monitoring and other visits to trial sites, by very limited availability of investigators and staff at trial sites (many of whom have been reassigned to treating COVID-19 patients), and substantially longer timeframes for Institutional Review Board or Ethics Committee meetings and regulatory processes for matters other than COVID-19. The Company has been unable to undertake compassionate use cases during part of March and very limited since then, due to lockdowns, travel restrictions and hospitals focusing on COVID-19 patients. In addition, manufacturing of DCVax products is impeded by personnel being under lockdown. The buildout of the Sawston facility was delayed in starting due to the construction sector shutdown and restrictions, and was substantially slowed

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

down due to the contractors having to operate under social distancing arrangements. The Company incurred substantially increased costs to have the contractors operate on two shifts daily rather than the normal one shift in order to try to stay in line with planned timelines to the extent feasible.  The Company relies upon a large number of independent service firms to carry out most aspects of its programs, particularly the Phase 3 trial of DCVax-L for Glioblastoma and its completion and analyses.  These service firms have been substantially impacted by COVID-19 restrictions and limitations, too, with personnel working remotely and having limited availability.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of September 30, 2020, condensed consolidated statements of operations and comprehensive loss, condensed consolidated statement of stockholders’ equity (deficit) for the three and nine months ended September 30, 2020 and 2019, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020 or for any future interim period. The condensed consolidated balance sheet at September 30, 2020 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2019 and notes thereto included in the Company’s annual report on Form 10-K, which was filed with the SEC on March 16, 2020 and Form 10-K/A filed on June 24, 2020.

Use of Estimates

In preparing condensed consolidated financial statements in conformity with U.S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of expenses during the reporting period. Due to inherent uncertainty involved in making estimates, actual results reported in future periods may be affected by changes in these estimates. On an ongoing basis, the Company evaluates its estimates and assumptions. These estimates and assumptions include recoverability and useful lives (indefinite) of intangible asset, assessment of impairment of goodwill, valuing equity securities in share-based payment arrangements, estimating the fair value of financial instruments recorded as derivative liabilities, useful lives of depreciable assets and whether impairment charges may apply.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2019 Annual Report other than the additions below.

Goodwill and Intangible Assets

Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. The Company’s intangible asset with an indefinite life are related to in-process research and development ("IPR&D") programs acquired

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

in the Flaskworks Acquisition, as the Company expects future research and development on these programs to provide the Company with substantial benefit for a period that extends beyond the foreseeable horizon. Intangible assets with indefinite useful lives are measured at their respective fair values as of the acquisition date. The Company does not amortize goodwill and intangible assets with indefinite useful lives. Intangible assets related to IPR&D projects are considered to be indefinite lived until the completion or abandonment of the associated R&D efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite lived and would then be amortized based on their respective estimated useful lives at that point in time.

The Company reviews goodwill and indefinite-lived intangible assets at least annually for possible impairment. Goodwill and indefinite-lived intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit or the indefinite-lived intangible assets below their carrying values. Goodwill will be tested annually for impairment on October 1.

Stock-Based Compensation

The Company measures stock-based compensation to employees, consultants, and Board members at fair value on the grant date of the award. Compensation cost is recognized as expense on a straight-line basis over the requisite service period of the award. For awards that have a performance condition, compensation cost is measured based on the fair value of the award on the grant date, the date performance targets are established, and is expensed over the requisite service period for each separately vesting tranche when achievement of the performance condition becomes probable. The Company assess the probability of the performance conditions being met on a continuous basis. Forfeitures are recognized when they occur.

The Company estimates the fair value of stock option grants that do not contain market-based vesting conditions using the Black-Scholes option pricing model. The assumptions used in estimating the fair value of these awards, such as expected term, expected dividend yield, volatility and risk-free interest rate, represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. The Company is also required to make estimates as to the probability of achieving the specific performance conditions. If actual results are not consistent with the Company’s assumptions and judgments used in making these estimates, the Company may be required to increase or decrease compensation expense, which could be material to the Company’s consolidated results of operations.

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

Debt

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This ASU is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

transition. The Company is currently evaluating the impact this ASU will have on the its condensed consolidated financial statements and related disclosures.

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

Level 1 - Unadjusted quoted prices in active markets for identical instruments that are accessible by the Company on the measurement date

Level 2 - Quoted prices in markets that are not active or inputs which are either directly or indirectly observable

Level 3 - Unobservable inputs for the instrument requiring the development of assumptions by the Company

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of September 30, 2020 and December 31, 2019 (in thousands):

	Fair value measured at September 30, 2020
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	September 30, 2020	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$194,391	$—	$—	$194,391
Embedded conversion option	2,857	—	—	2,857
Contingent payable derivative liability	7,384	—	—	7,384
Total fair value	$204,632	$—	$—	$204,632

	Fair value measured at December 31, 2019
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$20,213	$—	$—	$20,213
Contingent payable derivative liability	7,261	—	—	7,261
Total fair value	$27,474	$—	$—	$27,474

There were no transfers between Level 1, 2 or 3 during the nine-month period ended September 30, 2020.

The following table presents changes in Level 3 liabilities measured at fair value for the nine-month period ended September 30, 2020. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

			Contingent
		Embedded	Payable
	Warrant	Conversion	Derivative
	Liability	Option	Liability	Total
Balance - January 1, 2020	$20,213	$—	$7,261	$27,474
Additional warrant liability	15,744	—	—	15,744
Reclassification of warrant liabilities related to warrants exercised for cash and cashless exercise	(11,361)	—	—	(11,361)
Extinguishement of embedded conversion option due to debt conversion	—	(3,838)	—	(3,838)
Additional embedded conversion option	—	1,443	—	1,443
Change in fair value	169,795	5,252	123	175,170
Balance - September 30, 2020	$194,391	$2,857	$7,384	$204,632

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities and embedded conversion feature that are categorized within Level 3 of the fair value hierarchy as of September 30, 2020 and December 31, 2019 is as follows:

	As of September 30, 2020
	Warrant	Embedded	Contingent Payable
	Liability	Conversion Option	Derivative Liability
Strike price	$0.25	$0.25	$0.77 *
Contractual term (years)	1.8	1.1	1.5
Volatility (annual)	92%	92%	95%
Risk-free rate	0.1%	0.1%	0.1%
Dividend yield (per share)	0%	0%	0%

	As of December 31 2019
	Warrant	Contingent Payable
	Liability	Derivative Liability
Strike price	$0.21	$0.21 *
Contractual term (years)	1.4	1.0
Volatility (annual)	74%	62%
Risk-free rate	2%	2%
Dividend yield (per share)	0%	0%
*	contingent payable derivative liability based on stock price as of September 30, 2020 and December 31, 2019

5. Flaskworks Acquisition

On August 28, 2020, the Company completed the acquisition of Flaskworks (the “Acquisition”), whereby Flaskworks became a wholly-owned subsidiary of the Company.

The Unit Purchase Agreement was executed and closed on August 28, 2020. The Company acquired 100% of the ownership units of Flaskworks. Flaskworks was previously owned by its technical founders and Corning Inc. The technical team from Flaskworks has joined the Company as part of the Acquisition. It is anticipated that the Flaskworks system will enable substantial scale-up of production volumes of DCVax products and substantial reduction of production costs. The Company’s buildout of the Sawston, UK facility has been designed to proceed in phases, as modules, both for efficiency

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

in the timing of capital costs and to allow flexibility in operations and usage. The Company anticipates that implementation of the Flaskworks system will enable certain phases of the buildout to be simplified and streamlined.

The total purchase price was approximately $4.3 million, of which $1.7 million was paid in cash at closing, up to $2.01 million will be paid in stock subject to milestone-based vesting (see Note 6), and $0.7 million is to be paid in either cash or stock, or a combination thereof, within 120 days after the closing. On December 16, 2020, $0.1 million was paid in cash upon the seller’s election.

Based on the Company's preliminary valuation, the total estimated consideration of $2.2 million has been allocated to assets acquired and liabilities assumed as of the acquisition date as follows (amount in thousands):

Cash	$146
Current assets	135
Fixed assets, net	188
Indefinite-lived intangible asset	1,292
Security deposits	8
Total assets acquired	1,769
Accounts payable	(12)
Accrued expenses	(240)
Total liabilities assumed	(252)
Net identifiable assets acquired	1,517
Goodwill	654
Total estimated consideration (1)	$2,171
Less unpaid consideration as of September 30, 2020	$(465)
Less cash acquired	(146)
Total consideraion paid, net of cash acquired	$1,560
(1)	The purchase price allocation excludes $2.01 million stock consideration, which was recorded as stock-based compensation for accounting purposes, although the treatment for tax purposes is anticipated to be different (see Note 6), and $0.2 million payable for services not related to the Acquisition in either cash or stock within 120 days after the closing.

The Acquisition was accounted for under the acquisition method of accounting in accordance with US GAAP. As such, results of operations for Flaskworks are included in the accompanying condensed consolidated statements of operations since the Acquisition date, and the assets acquired and liabilities assumed were recorded at their fair value as of the Acquisition date.

Accordingly, goodwill has been measured as the excess of the total consideration over the amounts assigned to the identifiable assets acquired and liabilities assumed. Based on the Company's preliminary valuation, the Company recorded goodwill of approximately $0.7 million, which was primarily related to the acquisition of the assembled workforce and other indefinite-lived intangible asset of approximate $1.3 million in connection with the Acquisition. The $0.7 million of goodwill is expected to be deductible for tax purposes.

The acquired Licensed IP Agreement was identified as an intangible asset and valued separate and apart from goodwill. Specifically, the Company used the Relief-from-Royalty Method, a form of the Income Approach, to estimate the fair value of the Licensed IP Agreement based on projected sales and cash flow. In application of the Relief-from-Royalty Method, we estimate the value of the Licensed IP Agreement by capitalizing the royalties saved because the Company owns the specific technology and the owner of the technology realizes a benefit from owning the intangible asset rather than paying a rent or royalty for the use of the asset.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The royalty rate used for this Licensed IP Agreement was based on the rate and terms indicated in the license agreement that was corroborated with the Company’s external research of third-party royalty rates for technology and patents in the pharma, healthcare, and medical industries. The estimation of fair value was determined based on the projected sales assuming commercialization of Flaskworks’ products and the respective royalty rate, tax affected and discounted to the present using a discount rate based on Flaskworks’ weighted average cost of capital.

The preliminary purchase price allocation is adjusted, as necessary, up to one year after the acquisition closing date if management obtains more information regarding asset valuations and liabilities assumed.

6. Stock-based Compensation

The following table summarizes total stock-based compensation expense for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development	$14,206	$221	$14,191	$394
General and administrative (1)	24,702	351	25,116	1,169
Total stock-based compensation expense	$38,908	$572	$39,307	$1,563
(1)	The general and administrative expense during the three and nine months ended September 30, 2020 and 2019 is related to the applicable vesting portion of stock options awards made in the past and new options granted during three months ended September 30, 2020 to directors and employees.

The Black-Scholes option pricing model is used to estimate the fair value of stock options granted. The weighted average assumptions used in calculating the fair values of stock options that were granted during the nine months ended September 30, 2020 was as follows:

For the nine months ended
September 30, 2020
Exercise price	$0.25
Expected term (years)	5.3
Expected stock price volatility	98%
Risk-free rate of interest	0%

The total unrecognized compensation cost was approximately $26.8 million as of September 30, 2020, and will be recognized over the next 2 years.

Stock Options

Equity Compensation Plan

On May 29, 2020, the Board of Directors of the Company approved a new equity compensation plan (the “Plan”). The Company’s prior plan was adopted in 2007, was updated in amended and restated plans that were approved by shareholders in 2012 and 2013, and expired in 2017 (the “Prior Plan”).

The Plan is substantially similar to the Prior Plan. The Plan has a 10-year life, and allows for awards to employees, directors and consultants of the Company, as did the Prior Plan. The Plan allows for any type of equity security to be awarded, as did the Prior Plan. The awards and their terms (including vesting) will be determined by the Board and applicable Committees, as was the case under the Prior Plan. The Plan establishes a pool of potential equity compensation equal to twenty percent of the outstanding securities of the Company, which is on an evergreen basis as under the Prior Plan.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The following table summarizes stock option activity for the Company’s option plans during the nine months ended September 30, 2020 (amount in thousands, except per share number):

				Weighted
				Average
		Weighted		Remaining
	Number of	Average Exercise		Contractual Life	Total Intrinsic
	Shares	Price		(in years)	Value
Outstanding as of January 1, 2020	104,659	$0.24		8.4	$—
Granted (Approved 2018-2020) (1)	203,600	0.25	(3)	10.0	—
Forfeited/expired	(4,250)	0.22		—	—
Outstanding as of September 30, 2020	304,009	$0.24		9.2	$160,717
Options vested (2)	206,232	$0.24		8.9	$109,819
(1)	The options granted during the nine months ended September 30, 2020 included options already approved at various times during the 3 years 2018 – 2020 but not issued until Q3 2020, and also included options that will vest for performance and milestones going forward over the next 2 years. The options included awards to key external consultants and vendors in addition to internal parties.
(2)	Approximate 121 million vested options as of September 30, 2020 are not exercisable until January 15, 2021.
(3)	The weighted average exercise price of the Q3 2020 options was initially $0.25. However, subsequently, the exercise price was amended to a weighted average exercise price of $0.36.

Stock Options Modification

On April 30, 2020, the Company's CEO, Linda Powers agreed to not exercise approximately 39.2 million existing options held by her for 6 months, until November 1, 2020 and correspondingly extended the contractual term for 6 months. The Company recognized approximately $78,000 of incremental stock-based compensation for this modification during the nine months ended September 30, 2020, based on the following weighted average assumptions:

	Post Modification	Pre Modification
Exercise price	$0.23	$0.23
Expected term (years)	4.3	4.0
Expected stock price volatility	97%	97%
Risk-free rate of interest	0%	0%

For another officer, on August 5, 2020, the Company cancelled 1.75 million options which were originally issued in December 2019, and issued 3 million options (the “Replacement Options”) with an exercise price of $0.22 and vesting of 1/3 immediately and the remaining 2/3 vesting ratably over the following 24 months from the grant date. The incremental stock-based compensation for this modification was approximately $0.3 million based on the following weighted average assumptions, which will be amortized over the new vesting terms.

	Post Modification	Pre Modification
Exercise price	$0.22	$0.22
Expected term (years)	5.3	4.7
Expected stock price volatility	96%	97%
Risk-free rate of interest	0%	0%

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Flaskworks Acquisition

On August 28, 2020, the Company entered into a Unit Purchase Agreement (the “Agreement”) to acquire Flaskworks. Included in the consideration pursuant to the Agreement was Stock Consideration in the amount of approximately $2 million. This Stock Consideration is issued in the form of Rights to receive such value in shares issued pursuant to and subject to the vesting criteria set forth in a Rights Issuance Agreement entered into in connection with the closing of Flaskworks Acquisition. Because the Rights were subject to future employment and performance conditions, the Stock Consideration was not included in consideration payable for the Flaskworks Acquisition but rather was recorded as contingent consideration payable to employees for accounting purposes. The Company anticipates that the treatment of this Stock Consideration for tax purposes may be different than for accounting purposes, and will reflect the fact that this Stock Consideration was payment for acquisition of the ownership interests of certain shareholders of Flaskworks.

During the three and nine months ended September 30, 2020, the Company recognized approximately $0.3 million stock-based compensation related to the Flaskworks Acquisition. Approximate $0.2 million was recognized in general and administrative and $0.1 million was recognized in research and development.

7. Property, Equipment & Construction in Progress

Property and equipment consist of the following at September 30, 2020 and December 31, 2019 (in thousands):

	September 30,	December 31,	Estimated
	2020	2019	Useful Life
		(As Revised) (Note 13)
Leasehold improvements	$81	$186	Lesser of lease term or estimated useful life
Office furniture and equipment	63	59	3-5 years
Computer equipment and software	1,295	611	3-5 years
Land in the United Kingdom	87	90	NA
	1,526	946
Less: accumulated depreciation	(707)	(665)
Total property, plant and equipment, net	$819	$281

Construction in progress	$7,135	$1,685

Depreciation expenses were approximately $17,000 and $8,000 for the three months ended September 30, 2020 and 2019, respectively, and were approximately $33,000 and $16,000 for the nine months ended September 30, 2020 and 2019, respectively.

Construction in Progress

In connection with the Company’s manufacturing facility in U.K, the Company has incurred and is incurring costs with certain vendors to design and build out the initial stage of the facility. Additionally, the Company purchased certain manufacturing equipment that will be installed in connection with the buildout. These costs were all capitalized and recorded as part of construction in progress as of September 30, 2020.  Upon completion of the buildout, all costs associated with the buildout will be recorded as manufacturing equipment or leasehold improvement, and amortized over the estimated useful life of the facility.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

8. Outstanding Debt

The following two tables summarize outstanding debt as of September 30, 2020 and December 31, 2019, respectively (amount in thousands):

		Stated				Embedded
		Interest	Conversion		Remaining	Conversion	Carrying
	Maturity Date	Rate	Price	Face Value	Debt Discount	Option	Value
Short term convertible notes payable
6% unsecured (1)	Due	6%	$3.09	$135	$—	$—	$135
10% unsecured (2)	Various	10%	$0.27	1,575	(54)	—	1,521
10% unsecured (3)	11/24/2020	10%	$0.34	1,390	(41)	—	1,349
8% unsecured (4)	11/1/2020	8%	$0.25	550	(113)	1,702	2,139
				3,650	(208)	1,702	5,144
Short term convertible notes payable - related parties
10% unsecured - Related Parties (5)	On Demand	10%	N/A	315	—	1,155	1,470
				315	—	1,155	1,470
Short term notes payable
8% unsecured (6)	Various	8%	N/A	2,994	(145)	—	2,849
10% unsecured (7)	Various	10%	N/A	263	—	—	263
12% unsecured (8)	On Demand	12%	N/A	440	—	—	440
				3,697	(145)	—	3,552

Long term notes payable
1% unsecured(10)	5/14/2022	1%	N/A	401	—	—	401
8% unsecured (12)	Various	8%	N/A	7,160	(591)	—	6,569
6% secured (13)	3/25/2025	6%	N/A	1,738	—	—	1,738
				9,299	(591)	—	8,708

Ending balance as of September 30, 2020				$16,961	$(944)	$2,857	$18,874

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

		Stated
		Interest	Conversion		Remaining	Carrying
	Maturity Date	Rate	Price	Face Value	Debt Discount	Value
Short term convertible notes payable
6% unsecured (1)	Due	6%	$3.09	$135	$—	$135
10% unsecured (2)	4/18/2020	10%	$0.22	500	(67)	433
				635	(67)	568
Short term notes payable
8% unsecured (6)	Various	8%	N/A	555	(43)	512
10% unsecured (7)	Various	10%	N/A	3,551	(73)	3,478
12% unsecured (8)	On Demand	12%	N/A	440	—	440
0% unsecured (9)	8/1/2020	0%	N/A	1,156	(85)	1,071
				5,702	(201)	5,501
Short term notes payable - related parties
10% unsecured - Related Parties (11)	On Demand	10%	N/A	66	—	66
				66	—	66
Long term notes payable
8% unsecured (5)	Various	8%	N/A	7,008	(420)	6,588
				7,008	(420)	6,588

Ending balance as of December 31, 2019				$13,411	$(688)	$12,723
(1)	This $135,000 note as of September 30, 2020 and December 31, 2019 consists of two separate 6% notes in the amounts of $110,000 and $25,000. In regard to the $110,000 note, the Company has made ongoing attempts to locate the creditor to repay or convert this note, but has been unable to locate the creditor to date. In regard to the $25,000 note, the holder has elected to convert these notes into equity, the Company has delivered the applicable conversion documents to the holder, and the Company is waiting for the holder to execute and return the documents.
(2)	In February 2020, the Company entered into multiple one-year convertible notes (the “February Notes”) with multiple holders (the “Holders”) for an aggregate principal amount of $1.0 million. The Notes are convertible into common shares of the Company at $0.21 per share and bear interest at the rate of 10% per annum. Upon issuance of the February Notes, the Holders also received a 2-year warrant to purchase a total of 1.4 million common shares of the Company at an exercise price of $0.35 per share. The fair value of the warrants was approximately $79,000 on the grant date.

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

On August 3, 2020, the Company converted approximately $0.8 million of outstanding principal and $26,000 of accrued interest of the April Note into approximately 5.1 million shares of common stock and 2.5 million warrants with fair value of approximately $2.4 million. The Company also extinguished $1.5 million embedded derivative

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

liability and $0.2 million unamortized debt discount upon the conversion. The Company recorded approximately $0.3 million debt extinguishment loss.

In April 2020, the Company entered into a Note Amendment Agreement (the “Amendment”) with an individual holder of a short-term convertible note, primarily to agree on the following changes:

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

The amendment was recognized as a debt extinguishment, resulting in a loss on debt extinguishment of approximately $70,000.

(3)	On August 5, 2020, the Company amended a $1.5 million note payable. The note became convertible at a conversion price of $0.34. The amendment was accounted as debt extinguishment, which was also part of debt conversion as described in the Note 8 (7) below.
(4)	In May 2020, the Company entered into a six-month convertible note (the “May Note”) with an individual investor (the “Holder”) with an aggregate principal amount of $0.6 million. The May Note contains OID in the amount of $50,000.

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

In August 2020, the Company entered into another convertible note (the "August Note") with the same investor as the May Note (the "Holder") with an aggregate principal amount of $1.1 million. The August Note contains OID in the amount of $110,000.

The August Note bears interest at the rate of 8% per annum and is convertible into common shares of the Company at $0.345 plus a warrant to purchase a number of exercise shares equal to 35% of the number of common shares issued upon conversion (the "Conversion Warrants"). The Conversion Warrants will be exercisable until February 4, 2023 beginning on December 15, 2020 with exercise price of $0.34 per share. The conversion option within the August Note is required to be bifurcated at fair value, which was approximately $0.6 million on the issuance date, resulting in additional debt discount to the August Note.

On September 29, 2020, the Company converted entire $1.1 million of August Note into approximately 3.3 million shares of the Company's common stock and 1.1 million warrants with fair value of approximate $3.3 million. The Company also extinguished $2.3 million embedded derivative liability and $0.5 million unamortized debt discount upon the conversion. The company recorded approximately $0.4 million debt extinguishment loss.

(5)	Between February and May 2020, the Company entered into multiple demand loan agreements with Leslie Goldman, the Company’s Senior Vice President, General Counsel, for an aggregate principal amount of $0.3 million (the “Goldman Notes”). The Goldman Notes bear interest rate at 10% per annum, and are repayable upon 15 days' notice from Mr. Goldman.

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

(6)	During the nine months ended September 30, 2020, the Company converted approximately $4.6 million of outstanding principal and $0.6 million of accrued interest into approximately 28.3 million shares of the Company’s common stock with a fair value of $7 million. The Company recognized approximately $1.8 million in debt extinguishment loss from this conversion.
(7)	In May 2020, the Company converted approximately $0.3 million of outstanding principal and accrued interest into approximately 1.3 million shares of the Company’s common stock with a fair value of $0.5 million. The Company recognized approximately $0.2 million in debt extinguishment loss from this conversion.

In August 2020, the Company extinguished approximately $1.5 million of outstanding principal and accrued interest into approximately 4.8 million shares of the Company's common stock and 1.7 million warrants. The Company also modified certain existing warrants and issued additional 6.5 million warrants consideration for certain suspension. The Company also agreed to amend the remaining outstanding $1.5 million outstanding debt, see Note 8 (3). The Company recognized approximately $1.6 million in debt extinguishment loss from this transaction.

During the nine months ended September 30, 2020, the Company entered into multiple Note Extension Agreements with multiple holders, primarily resulting in the following changes:

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

The Note Extension Agreements for approximately $2.3 million of outstanding principal of promissory notes was recognized as a debt modification, while the amendments for approximately $1.0 million of outstanding principal of promissory notes was recognized as a debt extinguishment, resulting in a loss on extinguishment of debt of approximately $0.1 million.

(8)	The $440,000 balance of outstanding principal as of September 30, 2020 and December 31, 2019 consists of two separate 12% demand notes in the amounts of $300,000 and $140,000.
(9)	On May 28, 2019, the Company issued a deferred note to a third-party vendor pursuant to a settlement agreement resolving past matters and providing for the restart of DCVax®-Direct Production.

During the nine months ended September 30, 2020, the Company made full repayment of $1.2 million to the note holder.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(10)	PPP Loan

The Company received a loan under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act’s Paycheck Protection Program (“PPP”). The PPP loan was received on May 20, 2020 in the amount of $0.4 million. The current terms of the PPP loan is two years with a maturity date of May 20, 2022 and it contains a favorable fixed annual interest rate of 1.00%. Payments of principal and interest on the PPP Loan are deferred for the first six months of the term of the PPP Loan until November 20, 2020. The Company used the loan to make payments for payroll, health and disability insurance and rent.

The Company submitted a PPP loan forgiveness application to the Lender on October 26, 2020, with the amount which may be forgiven equal to the sum of qualifying expenses, including payroll costs, covered rent obligations, and covered utility payments incurred by the Company during the twenty-four week period beginning on May 20, 2020, calculated in accordance with the terms of the CARES Act. The forgiveness application was approved on December 7, 2020.

(11)	On September 26, 2018, Advent BioServices (“Advent”), a related party of the Company, provided a short-term loan in the amount of $65,000. The loan bore interest at 10% per annum, and is payable upon demand, with 7 days’ prior written notice to the Company. During the nine months ended September 30, 2020, the Company made full repayment to Advent, including all outstanding interest.
(12)	During the nine months ended September 30, 2020, the Company entered into two note purchase agreements (the “Notes”) with same investor for an aggregate principal amount of approximate $7.2 million. The Notes bear interest at 8% per annum with 21-month term. There are no repayments during the first 7 months of the term. The Notes are amortized in 14 installments starting in month 8. The Notes carry an original issue discount of $650,000 and $10,000 legal costs that were reimbursable to the investor.
(13)	Cambridge Loan

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

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The following table summarizes total interest expenses related to outstanding notes for the three and nine months ended September 30, 2020 and 2019, respectively (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest expenses related to outstanding notes:
Contractual interest	$344	$330	$936	$881
Amortization of debt discount	918	357	1,869	1,020
Total interest expenses related to outstanding notes	1,262	687	2,805	1,901
Interest expenses related to outstanding notes to related parties:
Contractual interest	8	36	19	364
Amortization of debt discount	—	—	122	—
Total interest expenses related to outstanding notes to related parties	8	36	141	364
Interest expenses related to forbearance of debt to related parties	4,270	—	4,270	—
Other interest expenses	—	1	8	2
Total interest expense	$5,540	$724	$7,224	$2,267

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

The following securities were not included in the diluted net loss per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the nine months ended
	September 30,
	2020	2019
Common stock options	304,009	101,659
Common stock warrants	341,798	340,769
Contingently issuable warrants	—	11,739
Convertible notes and accrued interest	16,193	2,559
Potentially dilutive securities	662,000	456,726

10. Related Party Transactions

Advent BioServices Agreements

The Company has a Manufacturing Services Agreement with Advent BioServices for manufacture of DCVax-L products at an existing facility in London, as previously reported. The Company also has an Ancillary Services Agreement with Advent, which establishes a structure under which Advent will submit Statements of Work (“SOWs”) for activities related to the development of the Sawston facility and the compassionate use activities in the UK, as previously reported. The Ancillary Services Agreement had an original term of 8 months, which ended in July 2020. The Company extended the term by 12 months, and did not make any other changes.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Related Party Expenses and Accounts Payable

The following table summarizes expenses incurred to related parties (i.e., amounts invoiced) during the three and nine months ended September 30, 2020 and 2019 (amount in thousands) (some of which remain unpaid as noted in the second table below):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
		(As Revised) (Note 13)		(As Revised) (Note 13)
Advent BioServices	$1,435	$1,347	$4,186	$4,319

During the three and nine months ended September 30, 2020, the Company capitalized $0.5 million and $1.3 million costs related to Sawston buildout in addition to the costs disclosed in the above table.

During the three and nine months ended September 30, 2019, the Company capitalized $0.2 million and $0.7 million costs related to Sawston buildout in addition to the costs disclosed in the above table.

The following table summarizes outstanding unpaid accounts payable and the accrued amount under the SOWs relating to the Sawston Facility and the compassionate use programs held by related parties as of September 30, 2020 and outstanding unpaid accounts payable as of December 31, 2019 (amount in thousands). These unpaid amounts include part of the expenses reported in the table above and also certain expenses incurred in prior periods.

	September 30, 2020	December 31, 2019
		(As Revised) (Note 13)
Advent BioServices – amount invoiced	$1,739	$834
Advent BioServices – amount accrued	3,167	3,002
Accounts payable and accrued expenses to Advent BioServices	$4,906	3,836

Loans from Related Parties to the Company

Loan from Advent BioServices

Advent BioServices provided a short-term loan to the Company in the amount of $65,000 on September 26, 2018. The loan bears interest at 10% per annum, and is payable upon demand, with 7 days’ prior written notice to the Company.

During the nine months ended September 30, 2020, the Company made full repayment of $73,000 to Advent, including all outstanding interest.

Loan from Leslie Goldman

During the nine months ended September 30, 2020, the Company's Senior Vice President, General Counsel, Leslie Goldman, loaned the Company $315,000 pursuant to various convertible notes (the “Notes”). The Notes bear interest rate at 10% per annum and fifty percent warrant coverage, and are repayable upon 15 days' notice from the holder. The Notes are convertible, in whole or in part, into stock together with warrants. The Notes are still outstanding as of September 30, 2020 (see Note 8(5) for further details).

Warrants issued to Linda Powers

As previously reported in a Form 4 filing, on July 2, 2020, the Company issued approximately 15.2 million warrants (the "Forbearance Warrants") to Ms. Powers in consideration for Ms. Powers' forbearance and extension of loans of $5.4 million from Ms. Powers to the Company. These warrants were approved by the Board in November 2018 when the loans

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

were long overdue, as previously reported, and the warrants were re-approved in January 2020, but were not issued until July 2, 2020.

The Forbearance Warrants have an exercise price of $0.21 per share with 5-year contractual term. The fair value of the Forbearance Warrants was approximately $4.3 million on the grant date, which was recognized as an additional interest expense.

The following table summarizes total interest expenses related to outstanding notes to related parties for the three months and nine months ended September 30, 2020 and 2019, respectively (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest expenses related to outstanding notes to related parties:
Contractual interest	$8	$36	$19	$364
Amortization of debt discount	—	—	122	—
Interest expenses related to forbearance of debt to related parties	4,270	—	4,270	—
Total interest expense	$4,278	$36	$4,411	$364

11. Stockholders’ Deficit

Common Stock

Registered Direct Offering

Between January and February 2020, the Company issued an aggregate of 34.5 million shares of its common stock in a registered direct offering (the “Offering”). The net proceeds from the Offering were approximately $5.7 million, after deducting offering costs of $0.4 million paid by the Company.

In connection with the Offering, the Company also issued approximately 8.5 million 2-year term warrants with an exercise price of $0.25 per share to the investors and approximately 0.8 million 2-year term warrants with an exercise price between $0.17 and $0.21 per share to placement agent in this direct offering. The fair value of these new issued warrants was approximately $1.0 million. Additionally, the Company agreed to extend by twelve months the maturity date of certain existing warrants already held by some of those investors. The Company recorded an incremental change of approximately $2.5 million on the fair value of warrants due to the modifications, which was recorded as part of offering cost during the nine months ended September 30, 2020.

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

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

On August 5, 2020, the Company entered into financings totaling approximately $8 million (the "August Financing"). The financings were comprised of:

●	Approximately $7 million from an offering at $0.32 per share of newly registered common stock of approximately 21.8 million shares with 20-35% warrants exercisable at $0.34 per share for approximately 5.3 million shares, with an exercise period of 18 to 30 months, and
●	$1 million from a convertible note (the "August Note") which is convertible at $0.345 per share. The August Note carries no warrants unless it is converted. If, and only to the extent, the note is converted it will carry 35% warrants exercisable at $0.34 per share.
●	All of the new warrants issued in the August Financing were suspended until December 15, 2020.
●	In addition, as part of these agreements, the investors who have existing outstanding warrants that had not yet been suspended, suspended approximately 75.5 million additional existing warrant exercise shares until December 15, 2020. In consideration for the suspension of the 75.5 million existing warrant shares as part of the August Financing, the Company issued approximately 12.5 million warrants with an exercise price of $0.34 per share and an exercise period ranging from approximately 13.5 to 25.5 months following the termination of the suspensions. These suspension consideration warrants were also suspended until the same December date.
●	Only the common stock sold directly or underlying the warrants and convertible note are being registered in this transaction.

Debt Conversion

During the nine months ended September 30, 2020, the Company converted approximately $9 million outstanding debt and interest into 42.8 million shares of common stock and 5.3 million warrants.

Stock Purchase Warrants

The following is a summary of warrant activity for the nine months ended September 30, 2020 (dollars in thousands, except per share data):

	Number of	Weighted Average	Remaining
	Warrants	Exercise Price	Contractual Term
Outstanding as of January 1, 2020	359,473	$0.27	1.42
Warrants granted	80,809	0.24
Warrants exercised for cash	(34,746)	0.28
Cashless warrants exercise	(381)	0.26
Warrants expired and cancellation	(63,357)	0.31
Outstanding as of September 30, 2020	341,798	$0.25	1.80

Warrant Adjustments

Between April and August 2020, the Company undertook negotiations related to certain warrant adjustments, including suspending certain outstanding warrants, making them unexercisable for a defined period, and suspending extensions of the warrants during that period.

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

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

to purchase 14.2 million shares of the Company’s common stock to these investors under the suspension agreements, and these additional warrants were also suspended until November 1, 2020.

On August 5, 2020, the investors who had existing outstanding warrants, that had not yet been suspended, suspended approximately 75.5 million additional existing warrant exercise shares until December 15, 2020. In consideration for the suspension of the 75.5 million existing warrant shares as part of the August Financing, the Company issued approximately 12.5 million warrants with an exercise price of $0.34 per share and an exercise period ranging from approximately 13.5 to 25.5 months following the termination of the suspensions. These suspension consideration warrants were also suspended until December 15, 2020.

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

See Note 14 below under Subsequent Events for more information about further warrant suspensions.

Warrants Exercised for Cash

During the nine months ended September 30, 2020, the Company received aggregate proceeds of approximately $9.6 million from the exercise of warrants with an exercise price between $0.20 and $0.40. The Company issued approximately 34.7 million shares of common stock upon exercise of these warrants.

12. Commitments and Contingencies

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

At September 30, 2020, the Company had operating lease liabilities of approximately $4.9 million for both the 20-year lease of the building for the manufacturing facility in Sawston, U.K., and the current office lease in the U.S. ROU assets of approximately $4.3 million for the Sawston lease and US office lease were included in the consolidated balance sheet.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The following summarizes quantitative information about the Company’s operating leases (amount in thousands):

	For the Nine Months ended
	September 30, 2020
	U.K	U.S	Total
Lease cost
Operating lease cost	$453	$247	$700
Short-term lease cost	33	—	33
Variable lease cost	45	16	61
Total	$531	$263	$794

Other information
Operating cash flows from operating leases	$(496)	$(249)	$(745)
Weighted-average remaining lease term - operating leases	9.4	0.4
Weighted-average discount rate - operating leases	12%	12%

	For the Nine Months ended
	September 30, 2019
	U.K	U.S	Total
Lease cost
Operating lease cost	$454	$165	$619
Short-term lease cost	38	81	119
Variable lease cost	—	11	11
Total	$492	$257	$749
Other information
Operating cash flows from operating leases	$—	$(162)	$(162)
Weighted-average remaining lease term – operating leases	10.2	1.1
Weighted-average discount rate – operating leases	12%	12%

The Company recorded lease costs as a component of general and administrative expense during the nine months ended September 30, 2020 and 2019, respectively.

Maturities of the operating leases, excluding short-term leases, are as follows:

	U.K	U.S	Total
Remaining three months ended December 31, 2020	$161	$167	$328
Year ended December 31, 2021	644	84	728
Year ended December 31, 2022	644	—	644
Year ended December 31, 2023	644	—	644
Year ended December 31, 2024	644	—	644
Thereafter	8,990	—	8,990
Total	11,727	251	11,978
Less present value discount	(6,992)	(89)	(7,081)
Operating lease liabilities included in the Condensed Consolidated Balance Sheet at September 30, 2020	$4,735	$162	$4,897

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

It is still too early at this point to determine what tax amounts may ultimately be owed. In July, NW Bio GmbH  submitted substantial documentation to refute the assessments of the German tax authorities. During the subsequent period, NW Bio GmbH has received a demand for payment of the previous assessment and penalties from Leipzig enforcement officials. However, recently NW Bio GmbH received a response from the tax authorities responsible for calculating a revised assessment, which indicated that the tax authorities are open to negotiations and provided a significantly reduced proposed assessment if NW Bio GmbH is interested in settling the matter. NW Bio GmbH is reviewing the offer and has been requested to respond by January 15, 2021. If the offer is not accepted there can be no assurance that the German tax authorities will agree to further discussions and to approaches under the German-US tax treaty and OECD Transfer Pricing that would result in our calculations that there is no, or minimal, tax liability. Given the parallel tracks we are employing, the Company is not currently able to reasonably estimate the amount that NW Bio GmbH may ultimately have to pay for this matter. For the three years at issue, the German Tax authorities have offered to settle for a tax of less than €500,000 (approximate $585,000 as of September 30, 2020) plus penalties, as well as a withholding tax that should be fully refundable to the Company of approximately €2.2 million (approximate $2.6 million as of September 30, 2020).  After considering further proceedings (including application of the US-German tax treaty), under its evaluation under ASC 740, it is the view of the Company currently that it is not more likely than not that the resolution of these tax matters will ultimately result in a net material charge to the Company.

13. Revision to Prior Period Financial Statements

During the course of preparing the quarterly report on Form 10-Q for the three and nine month period ended September 30, 2020, and 2019, the Company identified an error in its accrual and capitalization related to the Sawston Facility and research and development costs under the Advent Ancillary Services Agreement.  This  resulted in an understatement of construction in progress of $1.5 million as of December 31, 2019, and an understatement of accounts payable and accrued expenses to related parties and affiliates of $3.0 million as of December 31, 2019.   For the three and nine months ended

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

September 30, 2019, this also resulted in an understatement of research and development expense of approximately $0.1 million and $0.4 million, respectively.

The Company concluded that the error was not material to any prior annual period and the error had no material impact to any prior interim period. Nevertheless, the Company has revised its historical consolidated financial statements to properly reflect research and development expenses, capitalization of construction in progress and accrued liabilities in the prior periods.

The effect of the revisions to the consolidated financial statements is as follows (amount in thousands):

Consolidated Balance Sheet

	As of December 31, 2019
	As Previously
	Reported	Adjustments	As Revised
Construction in progress	$171	$1,514	$1,685
Total non-current assets	5,929	1,514	7,443
TOTAL ASSETS	$9,129	$1,514	$10,643

Accounts payable and accrued expenses to related parties and affiliates	$842	$3,002	$3,844
Total current liabilities	41,194	3,002	44,196
Total liabilities	52,696	3,002	55,698

Accumulated deficit	(839,907)	(1,488)	(841,395)
Total stockholders' deficit	(43,567)	(1,488)	(45,055)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,129	$1,514	$10,643

Consolidated Statement of Operations

	For the three months ended			For the nine months ended
	September 30, 2019			September 30, 2019
	As Previously			As Previously
	Reported	Adjustments	As Revised	Reported	Adjustments	As Revised
Research and development expenses	$3,409	$129	$3,538	$9,704	$388	$10,092
Total operating costs and expenses	7,049	129	7,178	22,372	388	22,760
Loss from operations	(6,456)	(129)	(6,585)	(20,859)	(388)	(21,247)
Net loss	$(6,242)	$(129)	$(6,371)	$(26,969)	$(388)	$(27,357)
Total comprehensive loss	$(5,350)	$(129)	$(5,479)	$(25,946)	$(388)	$(26,334)

Consolidated Statement of Cash Flows

	For the nine months ended
	September 30, 2019
	As Previously
	Reported	Adjustments	As Revised
Cash Flows from Operating Activities:
Net loss	$(26,969)	$(388)	$(27,357)
Related party accounts payable and accrued expenses	(3,800)	388	(3,412)
Net cash used in operating activities	$(25,881)	$—	$(25,881)
Supplemental schedule of non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued expenses to related parties and affiliates	$—	$710	$710

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

14. Subsequent Events

Registered Offering

On October 12, 2020, the Company entered into financings totaling approximately $11.9 million (the “Offering”). The financings were comprised of:

●	Approximate $10 million from an offering at $0.816 per share (based upon the average 10 day closing price ending on October 12, 2020) of newly registered common stock of approximately 12.2 million shares with 30% warrants with an exercise price of $2.00 per share and an exercise period of 12 months (following a 3-month suspension after issuance), and
●	Approximate $1.9 million from a convertible note which is convertible at $0.85 per share (the “Note”). The Note carries no warrants unless it is converted. If, and only to the extent, the Note is converted it will carry 30% warrants with an exercise price of $2.00 per share and an exercise period of 12 months (following a 3-month suspension after issuance)
●	All of the new warrants issued in the Offering are suspended until January 15, 2021.

In addition, as part of these agreements, certain investors who have existing outstanding warrants that have not yet been suspended are now suspending approximately 3.5 million additional existing warrant exercise shares until January 15, 2021.

In consideration for the suspension of the 3.5 million existing warrant shares as part of the Offering, the Company issued approximately 261,000 warrants with an exercise price of $2.00 per share and an exercise period of 12 months (following a 3-month suspension after issuance). These suspension consideration warrants are also suspended until the same January date.

Warrant and Option Adjustments

Approximately 171 million warrants and options were previously suspended and not exercisable until November 1, 2020, as reported by the Company in May 2020. On October 31, 2020, the Company further extended the suspension of approximately 157 million of those 171 million warrants and options through December 15, 2020.

Furthermore, other holders agreed to new suspensions of approximately 21 million additional warrants (in addition to the 157 million suspended as noted above) through December 15, 2020, making for a total of approximately 178 million suspensions through December 15, 2020.

Still another 96 million warrants (beyond the 178 million described above) were also suspended earlier in connection with other new share purchases. Consequently, a total of approximately 274 million warrants and options were suspended through December 15, 2020.

In consideration for the forgoing suspensions, the Company agreed to extend the exercise period of each suspended warrant by the same amount of time as the suspension period, and provided for approximately 5 million warrants to be issued to the holders of the 178 million suspended warrants and options.  To date, the Company has issued such warrant consideration to some of the holders of suspended warrants and options, and is in ongoing discussions with the other holders.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Warrants Exercised for Cash and Cashless Warrants Exercise

Between October and December 2020, the Company received $4.3 million from the exercise of warrants with an exercise price between $0.153 and $0.50. The Company issued approximately 12.8 million shares of common stock upon these warrant exercises.

Between October and November 2020, certain warrants allowing for cashless exercise were exercised, with exercise prices between $0.22 and $0.52. The Company issued approximately 0.9 million shares of common stock upon 1.3 million warrant exercises.

Debt Conversion

Between October and November 2020, the Company converted approximately $4.7 million outstanding debt and interest into approximately 15.6 million shares of common stock.

Flaskworks Shares Issuance

On December 1, 2020, the Company issued 1.5 million shares of common stock based upon the Flaskworks team having completed a significant milestone, in accordance with the Rights Issuance Agreement entered on August 28, 2020.

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

Our lead product, DCVax®-L, is designed to treat solid tumor cancers that can be surgically removed. We recently completed our 331-patient international Phase III trial of DCVax-L for newly diagnosed Glioblastome multiforme (GBM).

As previously reported, the data collection and confirmation process was completed by the independent contract research organization (CRO) who managed the trial and by other independent service firms, and we reached Data Lock for the Phase III trial on October 4, 2020.   As explained in our prior announcements, following Data Lock the independent statisticians conduct analyses of the raw data and Trial results for review by the Company, the Principal Investigator, the Steering Committee of the Trial, the Scientific Advisory Board, and a panel of independent brain cancer experts, in preparation for scientific publication and for public announcement. During this process, any questions or comments from the experts will be addressed as part of the preparation of the results for publication and public reporting.

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

The Company’s primary focus at present is on its DCVax-L program and completion of the Phase III trial of DCVax-L for Glioblastoma brain cancer. Our second product, DCVax®-Direct, is designed to treat inoperable solid tumors. A 40-patient Phase I trial has been completed, and included treatment of a diverse range of cancers. As resources permit, the Company is working on preparations for Phase II trials of DCVax-Direct including discussions with key institutions in regard to trial design and trial preparations. The Company has stopped the DCVax-Direct contract manufacturing preparation activities at present, while the trial design activities and preparations with the trial sites continue.

On October 5, 2020, the Company announced that it had reached Data Lock for the Phase III trial and that a series of steps and processes would follow. These processes included analyses of the data by independent statisticians, preparations by the statisticians of summaries of the Trial results for review by the Company, the Principal Investigator, the Steering Committee of the Trial, the Scientific Advisory Board, and a panel of independent brain cancer experts, in preparation for publication in a scientific journal and public announcement.  This series of processes is under way.  It is anticipated that public announcement will follow these processes.

We are continuing to negotiate and enter into agreements with warrant and option holders to extend earlier suspensions, enter into additional new suspensions, and/or determine compensation for suspensions, to assist us in maintaining reasonable capacity for additional financings if needed prior to the next shareholders’ meeting.  Going forward, we may enter into further agreements, as appropriate, at least until the next shareholders’ meeting, with our investors and/or officers and directors.

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

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2019 and Note 12 Leases to the condensed consolidated financial statements in this accompanying Form 10-Q. Other than the changes related to the accounting for goodwill and intangible assets, our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019. Our critical accounting policy for goodwill and intangible asset  is detailed in Note 3.

Revision of Previously Issued Unaudited Financial Statements

We have revised certain previously reported non-material financial information for the three and nine months ended September 30, 2019 in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including but not limited to information within the Results of Operations section.

See Note 13, Revision to Prior Period Financial Statements, in Item 1, Financial Statements, for additional information related to the revision, including descriptions of the misstatements and the non-material impact on our unaudited condensed consolidated financial statements.

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

In addition to clinical trial related costs, our operating costs may include ongoing work relating to our DCVax products, including R&D, product characterization, and related matters. Going forward, we are also incurring large amounts of costs to carry out and complete statistical analyses, process validation work, final data collection and validation, and other work associated with the processes for locking, unblinding and analyzing the trial results. We are also incurring substantial expenses to develop our Sawston, U.K. facility, prepare for regulatory inspection and certification of the facility and prepare for manufacturing validation and scale-up.

Following our acquisition of Flaskworks, our operating costs now include the costs for its ongoing operations and. its intellectual property filings.

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

Research and development:

Discovery and preclinical research and development expenses include costs for substantial external scientific personnel, technical and regulatory advisers, and others, costs of laboratory supplies used in our research and development projects, travel, regulatory compliance, and expenditures for preclinical and clinical trial operation and management when we are actively engaged in clinical trials.

Because we are pre-revenue company, we do not allocate research and development costs on a project basis. We adopted this policy, in part, due to the unreasonable cost burden associated with accounting at such a level of detail and our limited number of financial and personnel resources.

In December 2018, recognizing the importance of manufacturing to the Company’s future commercialization, the Company’s Board approved an option pool for external manufacturing personnel with options exercisable for 5.5 million shares. The Company has worked with several manufacturing groups to date. As the Company has progressed towards Data Lock and unblinding of the Phase 3 trial results, the Company has reviewed its manufacturing arrangements and incentives, and contemplated the arrangements needed to start preparing for possible commercialization.  As part of that process, the Company implemented the award of the 5.5 million options approved in 2018 to Advent BioServices as part of the option grants described in Note 6 above. The exercise price and exercise period determined by the Board in December 2018 for this manufacturing pool were $0.25 per share and ten years. The Company’s option grants described in Note 6 above also included certain other key manufacturing personnel and consultants in the U.K. and Germany.

General and administrative:

General and administrative expenses include personnel related salary and benefit expenses, cost of facilities, insurance, travel, legal services, property and equipment and amortization of stock options and warrants.

Three Months Ended September 30, 2020 and 2019

We recognized a net loss of $194.1 million and $6.4 million for the three months ended September 30, 2020 and 2019, respectively.

Research and Development Expense

For the three months ended September 30, 2020 and 2019, research and development expense was $17.7 million and $3.5 million, respectively. The increase was mainly related to an increase of $14.2 million stock-based compensation that was recognized in research and development.

The following table summarizes expenses incurred (i.e., amounts invoiced and accrued, which have only been partly paid) to related parties during the three months ended September 30, 2020 and 2019 (amount in thousands):

	For the three months ended
	September 30,
	2020	2019
		(As Revised)
Advent BioServices	$1,435	$1,347

General and Administrative Expense

General and administrative expenses were $29.3 million and $2.8 million for three months ended September 30, 2020 and 2019, respectively. The increase was mainly related to an increase of $24.4 million stock-based compensation that was recognized in general and administrative.

Legal Expenses

Legal costs were $1.1 million for the three months ended September 30, 2020 versus $0.8 million for the three months ended September 30, 2019. The slight increase in legal costs is within a normal fluctuation range for our need for legal services.

Change in fair value of derivatives

During the three months ended September 30, 2020 and 2019, we recognized a non-cash loss of $139 million and non-cash gain of $2.5 million, respectively. The loss was primarily due to the increase of our stock price as of September 30, 2020 ($0.77 per share) compared to June 30, 2020 ($0.34 per share). The gain last year was primarily due to the decrease of our stock price as of September 30, 2019 ($0.25 per share) compared to June 30, 2019 ($0.26 per share).

Loss from extinguishment of debt

During the three months ended September 30, 2020, we converted debt of approximately $4.9 million principal and $0.5 million accrued interest into approximately 20.1 million shares of common stock and 5.3 million warrants at fair value of $11.4 million. We also extinguished $3.8 million embedded derivative liabilities, wrote off $0.9 million unamortized debt discount and made some debt amendment upon the conversion. We recorded an approximate $3.0 million debt extinguishment loss from the conversion.

During the three months ended September 30, 2019, we recorded a loss from extinguishment of debt of $0.5 million. The debt extinguishment loss was related to debt conversions, where the fair value of common stock exceeded the book value of the debt on the date of conversion.

Interest Expense

During the three months ended September 30, 2020 and 2019, we recorded interest expense of $5.5 million and $0.7 million, respectively.

Foreign currency transaction gain (loss)

During the three months ended September 30, 2020 and 2019, we recognized foreign currency transaction loss of $1.2 million and gain of $0.9 million, respectively. The gain was due to the less strengthening of the U.S. dollar relative to the British pound sterling. The loss was due to the strengthening of the U.S. dollar relative to the British pound sterling.

Nine Months Ended September 30, 2020 and 2019

We recognized a net loss of $249.5 million and $27.4 million for the nine months ended September 30, 2020 and 2019, respectively.

Research and Development Expense

For the nine months ended September 30, 2020 and 2019, research and development expense was $24.7 million and $10.1 million, respectively. The increase is due to an increase in activities and involvement of external consultants as the Phase 3 trial moved through final data collection and query resolution, independent data validation, and other preparations for Data Lock and analyses. Additionally, we recognized approximately $14.2 million stock-based compensation under research and development during the nine months ended September 30, 2020. As described in Note 10 above, we accrued an additional $0.2 million research and development expense related to Advent compassionate use program.

The following table summarizes expenses incurred (i.e., amounts invoiced and accrued, which have only been partly paid) to related parties during the nine months ended September 30, 2020 and 2019 (amount in thousands):

	For the nine months ended
	September 30,
	2020	2019
		(As Revised)
Advent BioServices	$4,186	$4,319

General and Administrative Expense

The Company’s general and administrative expenses were $36.8 million and $9.4 million for nine months ended September 30, 2020 and 2019, respectively. The increase was mainly related to an increase of $24 million stock-based compensation that was recognized in general and administrative.

Legal Expenses

Legal costs were $2.5 million for the nine months ended September 30, 2020 versus $3.3 million for the nine months ended September 30, 2019. The decrease in legal costs reflects a reduction in the need for legal services.

Change in fair value of derivatives

During the nine months ended September 30, 2020 and 2019, we recognized a non-cash loss of $175.2 million and $2.4 million, respectively. The loss was primarily due to the increase of our stock price as of September 30, 2020 ($0.77 per share) compared to December 31, 2019 ($0.21 per share).

Loss from extinguishment of debt

During the nine months ended September 30, 2020, we converted debt of approximately $7.9 million principal and $1.1 million accrued interest into approximately 42.8 million shares of common stock and 5.3 million warrants at fair value of $16 million. We also extinguished $3.8 million embedded derivative liabilities, wrote off $0.9 million unamortized debt discount and made some debt amendment upon the conversion. We recorded an approximate $4.3 million debt extinguishment loss from the conversion.

During the nine months ended September 30, 2019, the Company converted debt of approximately $5.2 million principal and $0.4 million accrued interest into approximately 26.2 million shares of common stock at fair value of $7 million. The Company recorded an approximate $1.5 million debt extinguishment loss from the conversion.

During the nine months ended September 30, 2019, we entered into a settlement agreement with Cognate BioServices to settle certain outstanding invoices. We recorded approximately $1.0 million gain from this settlement.

Interest Expense

During the nine months ended September 30, 2020 and 2019, we recorded interest expense of $7.2 million and $2.3 million, respectively.

Foreign currency transaction gain (loss)

During the nine months ended September 30, 2020 and 2019, we recognized foreign currency transaction loss of $0.5 million and foreign currency transaction gain of $1.0 million, respectively. The loss was due to the strengthening of the U.S. dollar relative to the British pound sterling. The gain was due to the less strengthening of the U.S. dollar relative to the British pound sterling.

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

Contingent Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2020 (amount in thousands):

	Payment Due by Period
		Less than	1 to 2	3 to 5
	Total	1 Year	Years	Years
Short term convertible notes payable (1)
6% unsecured	$224	$224	$—	$—
8% unsecured	569	569	—	—
10% unsecured	3,128	3,128	—	—
Short term convertible notes payable to related party (2)
10% unsecured	333	333	—	—
Short term notes payable (3)
8% unsecured	3,013	3,013	—	—
10% unsecured	329	329	—
12% unsecured	611	611	—	—
Long term notes payable (4)
8% unsecured	7,266	—	7,266	—
6% secured	2,076	—	247	1,829
1% unsecured	403	403	—	—
Operating leases (5)	13,416	5,758	5,561	2,097
Purchase obligation (6)
Total	$31,368	$14,368	$13,074	$3,926
(1)	The obligations related to short term convertible notes were approximately $3.9 million as of September 30, 2020, which included remaining contractual unpaid interest of $0.3 million.
(2)	The obligations related to short-term convertible notes to related party was approximately $0.3 million as of September 30, 2020, which included remaining contractual unpaid interest of $18,000.
(3)	The obligations related to short-term notes were approximately $4 million as of September 30, 2020, which included unpaid interest of $0.3 million.

(4)	The obligations related to long-term notes were approximately $9.7 million as of September 30, 2020, which included unpaid interest for the next 5 years of approximately $0.4 million.
(5)	The operating lease obligations during the next year included $167,000, $4,000 and $34,000 for our offices in Maryland, Germany and London, respectively. Approximately £1 million ($1.4 million) in lease obligations during the next 2 years and approximately £1.5 million ($2.1 million) for the next 3 to 5 years related to the Vision Centre in the U.K. that we leased back in December 2018. We also included approximately $10.9 million of anticipated payments to Advent BioServices, which represents the next 2.3 years’ obligation. The remaining contract term as of September 30, 2020 was approximately 2.3 years under the Manufacturing Services Agreement with Advent.
(6)	We have possible contingent obligations to pay certain fees to contract manufacturers if we shut down or suspend programs. For Cognate BioServices (in addition to any other remedies) if we shut down or suspend its DCVax-L program or DCVax-Direct program, the following obligations exist, which are not reflected in the accompanying balance sheets.

For a shut down or suspension of the DCVax-Direct program at Cognate, the Company must give 3 months’ advance notice.

For a shut down or suspension of the DCVax-L program at Cognate, the fee will be as follows:

●	The fee shall be $3 million in any of the following cases: after the last dose of the last patient enrolled in the Phase III clinical trial for DCVax®-L but before any submission for product approval in any jurisdiction; or after the submission of any application for market authorization but prior to receiving a marketing authorization approval.
●	At any time after receiving product approval for DCVax®-L in any jurisdiction, the fee shall be $5 million.

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

For a shut down or suspension of the DCVax-L program at Advent, the Company must give 12 months’ advance notice. During the notice period services would still be performed, to provide a transition period. Minimum required payments for this notice period total approximately £3.8 million ($4.9 million).

As of September 30, 2020, no shut-down or suspension fees were triggered.

Cash Flow

Operating Activities

During the nine months ended September 30, 2020 and 2019, net cash outflows from operations were $21.9 million and $25.9 million, respectively. The decrease in cash used in operating activities was primarily attributable to a decrease in clinical trial related expenditures.

Financing Activities

During the nine months ended September 30, 2020, we received approximately $16.9 million cash from issuance of 85.8 million shares of common stock. During the nine months ended September 30, 2019, we received $2.2 million of cash proceeds from the issuance of our common stock and warrants in a registered direct offering.

We received $9.6 million and $2.2 million from the exercise of warrants during the nine months ended September 30, 2020 and 2019, respectively.

We received approximately $8.6 million and $6.5 million cash proceeds from issuances of debt to third parties during the nine months ended September 30, 2020 and 2019, respectively.

We received approximately $315,000 in cash proceeds from issuances of debt with a related party during the nine months ended September 30, 2020.

We made an aggregate debt payment of approximately $1.7 million during the nine months ended September 30, 2020, including $64,000 to related parties. Our financial statements indicate there is substantial doubt about our ability to continue as a going concern as we are dependent on our ability to obtain ongoing financing and ultimately to generate sufficient cash flow to meet our obligations on a timely basis.  We can give no assurance that our plans and efforts to achieve the above steps will be successful.

Other factors affecting our ongoing funding requirements include the number of staff we employ, the number of sites, number of patients and amount of activity in our clinical trial programs, the costs of further product and process development work relating to our DCVax products, the costs of preparations for Phase II trials, the costs of expansion of manufacturing and of development and regulatory certification of manufacturing facilities, and unanticipated developments. The extent of resources available to us will determine which programs can move forward and at what pace.

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

Based on our analysis, as of September 30, 2020, the effect of a 100+/- basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss are considered immaterial.

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

Based on our evaluation, management concluded that, because of a material weakness identified in regard to foreign taxes, our internal control over financial reporting was not effective as of September 30, 2020.

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

Changes in Internal Control over Financial Reporting

Other than discussed above, there were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Not Applicable.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in our 2019 Annual Report, except for the risk factors updated below:

A pandemic, epidemic or outbreak of an infectious disease in the United States, United Kingdom, Europe or elsewhere may adversely affect our business.

The COVID-19 situation, and related restrictions and lockdowns, have adversely affected the Company’s programs and are likely to continue to adversely affect them. For example, the process for completion of the final data collection from trial sites for the Phase 3 trial was materially slowed by the inability to perform in-person monitoring visits by the contract research organization, by very limited availability of investigators and staff at trial sites, and by substantially longer timeframes for Institutional Review Board or Ethics Committee meetings and regulatory processes for matters other than COVID-19. The Company has been essentially unable to undertake compassionate use cases during part of March and during Q2 and Q3, due to lockdowns, travel restrictions and hospitals focusing most of their personnel and resources on

COVID-19 patients. In addition, manufacturing of DCVax products is impeded by personnel being under lockdown. The start of the buildout of the Sawston facility was delayed by the construction sector shutdown and restrictions, and the costs of carrying out the buildout were substantially increased by the need to employ two construction crews to work double shifts. The Company anticipates that such effects of the COVID-19 situation are likely to continue for an extended period of time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Consulting Agreements

The Company is in the process of entering into expanded agreements with certain Scientific Advisory Board members and certain other key consultants whom the Company anticipates will play important roles in helping the Company prepare for potential applications for regulatory approvals of the DCVax-L product. The agreements are being negotiated around structures that are wholly or partly contingent upon major milestones and will provide substantial incentive compensation.

Item 6. Exhibits

31.1

Certification of President (Principal Executive Officer and Principal Financial and Accounting Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President, Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included as Exhibit 101).

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC

Dated: January 14, 2021	By:	/s/ Linda F. Powers
		Name:	Linda F. Powers

		Title:	President and Chief Executive Officer

Principal Executive Officer

Principal Financial and Accounting Officer