Form 10-K
period 2020-12-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2021-03-31
CIK 1072379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ◻   No    ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   ◻   No    ⌧

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ⌧     No   ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes    ⌧    No   ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	◻	Accelerated filer	◻
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ◻

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was $234,821,000 on June 30, 2020. As of March 26, 2021, the registrant had 842,137,013 shares of common stock outstanding.

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

ITEM 1. BUSINESS.

Overview

We are a biotechnology company focused on developing personalized immune therapies for cancer. We have developed a platform technology, DCVax®, which uses activated dendritic cells to mobilize a patient’s own immune system to attack their cancer.

Our lead product, DCVax®-L, is designed to treat solid tumor cancers in which the tumor can be surgically removed. We have completed a 331-patient international Phase III trial of DCVax-L for Glioblastoma multiforme brain cancer (GBM). As previously reported, the data collection and confirmation process was conducted by the independent contract research organization (CRO) who managed the trial and by other independent service firms.  On October 5, 2020, the Company announced that Data Lock for the Phase III trial had been reached, and that a series of steps and processes would follow. These processes included data validation, analyses of the data by independent statisticians, preparations by the statisticians of summaries of the Trial results for review by the Company, the Principal Investigator, the Steering Committee of the Trial, the Scientific Advisory Board, and a panel of independent brain cancer experts, in preparation for publication in a scientific journal and public announcement.  This series of processes is under way.  It is anticipated that public announcement will follow these processes.

As also previously reported, coronavirus-related difficulties have impacted most aspects of the process, especially with the successive waves of COVID cases in many areas. The independent service firms have had limited capacity, and restrictions on operations. Key experts at certain specialized service providers have been unavailable for periods of time due to illness in their family.  Other experts have gone on extended leave due to restrictions on operations. Clinical trial site personnel have been unavailable due to being reassigned for COVID, and the limited site personnel have had to work under restrictions. Committee processes and regulatory processes have been similarly focused on COVID matters and delayed on other matters. Firms such as the ones storing the Phase III trial tissue samples that are needed for certain analyses, and the firms conducting the analyses, continue to have only limited operations. Even logistical matters such as the shipping of materials have been, and continue to be, subjected to substantial restrictions and delays.

On August 28, 2020, the Company acquired Flaskworks, LLC (“Flaskworks”), a company that has developed a system to close and automate the manufacturing of cell therapy products such as DCVax®. The Company acquired 100% of the ownership, and  Flaskworks became a wholly-owned subsidiary of the Company. Flaskworks was previously owned by its technical founders and Corning Inc. The technical team from Flaskworks joined the Company as part of the Acquisition. It is anticipated that the Flaskworks system will enable substantial scale-up of production volumes of DCVax products and substantial reduction of production costs. The Company’s buildout of the Sawston, UK facility has been designed to proceed in phases, as modules, both for efficiency in the timing of capital costs and to allow flexibility in operations and usage. The Company anticipates that implementation of the Flaskworks system will enable certain phases of the buildout to be simplified and streamlined.  For further details on the financial aspects of the acquisition, please see Item 8 Note 5 below.

Our second product, DCVax®-Direct, is designed to treat inoperable solid tumors. A 40-patient Phase I trial has been completed, and included treatment of a diverse range of more than a dozen types of cancers. The Company is working on preparations for Phase II trials of DCVax-Direct, as resources permit.

The DCVax Technology

Our platform technology, DCVax, is a personalized immune therapy that uses a patient’s own dendritic cells, or DCs, the master cells of the immune system, as the therapeutic agent. The patient’s DCs are obtained through a blood draw, or leukapheresis. The DCs are then activated and loaded with biomarkers (“antigens”) from the patient’s own tumor. For DCVax-L, the antigen loading process takes place during the manufacturing of the product. For DCVax-Direct, the antigen loading process takes place in situ in the tumor after the product is directly injected into the patient’s inoperable tumor. The loading of antigens into the DCs “educates” the DCs about what the immune system needs to target.

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

As previously reported, we have been developing a manufacturing facility in Sawston, U.K. To date, the Company's production of dendritic cell vaccine products in the UK has been taking place in a GMP (clean room) facility in London, with a capacity of about 4 - 6 patients per month. The Sawston facility contains a total of 88,345 square feet on two floors. The initial production capacity comprises two manufacturing suites, occupying approximately 4,400 square feet on the ground floor. These two suites, together with some additional support and storage space, have anticipated potential capacity to produce dendritic cell vaccines for about 40 to 45 patients per month, or approximately 450 to 500 patients annually. The final stage of development of the initial production capacity (the Performance Qualification stage) is under way, and when that stage is completed it is anticipated that an application for certification of the facility will be submitted to the UK regulatory authority.

Since the initial production capacity will occupy only a small fraction of the total space in the Sawston facility, it is anticipated that additional capacity for third party production of other cell therapy products may be developed in some of the other space. GMP facilities are capital intensive both to develop and to operate. Third party production of other products will help support the Sawston facility costs and, in light of the growing demand for cell therapy manufacturing capacity, could substantially increase the asset value of the Sawston facility.

All of the development activities for the Sawston facility have been carried out by Advent BioServices, who is also the operator of the facility.

Intellectual Property and Orphan Drug Designation

We have an integrated strategy for protection of our technology through both patents and other mechanisms, such as Orphan Drug status. As of December 31, 2020, we have 202 issued patents and 63 pending patent applications worldwide, grouped into 11 patent families. Of these, 194 issued patents and 52 pending patent applications directly relate to our DCVax products. In the United States and Europe, some of our patents and applications relate to compositions and the use of products, while other patents and applications relate to other aspects such as manufacturing and quality control. For example, in the United States, we have four issued and seven pending patent applications that relate to the composition and/or use of our DCVax products. We also have other U.S patents and applications that cover, among other things, quality control for DCVax and an automated system which we believe will help enable the scale-up of production for large numbers of patients on a cost-effective basis. Similarly, in Europe, we have seven patents issued by and five pending patent applications with the European Patent Office ("EPO") that cover our DCVax products, and other patents and applications that cover aspects such as manufacturing and quality control, and the automated system. In Japan, we have seven issued patents and four pending patent applications relating to our DCVax products, as well as manufacturing related patents. Patents have been granted and are pending in other foreign jurisdictions which may be potential future markets for our DCVax products.

During 2020, three new patents were issued to us as part of our worldwide patent portfolio. The newly issued patents cover methods for manufacturing dendritic cells related to our DCVax products, as well as encompassing certain methods of use and compositions that may be potential future markets related DCVax products. Additionally, with the addition of Flaskworks, the Company gained one issued patent and eight pending patent applications.  In addition, the Company gained the rights to an another issued patent and 15 pending patent applications that Flaskworks had exclusively licensed from Northeastern University.  Collectively these patents and patent applications cover key aspects of the design and function of automated cell culture systems.

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

Competition

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. A large and growing number of companies are actively involved in the research and development of immune therapies or cell-based therapies for cancer (including Juno, Kite, Bellicum, Agenus, Asterias, Dandrit, Immunicum, Sotio, AiVita and many others). In addition, many big pharma companies (including BMS, Merck, Pfizer, Astra Zeneca, Roche and others) are rapidly commercializing checkpoint inhibitor drugs to “take the brakes off” patients’ immune responses to cancer. Other novel technologies for cancer are also under development or have recently been approved, such as the Optune electro-therapy device developed by NovoCure and various oncolytic virus therapies and gene therapies. Additionally, many companies are actively involved in the research and development of monoclonal antibody-based and bi-specific or tri-specific antibody-based cancer therapies. Currently, a substantial number of antibody-based drugs are approved for commercial sale for cancer therapy, and a large number of additional ones are under development. Many other third parties compete with us in developing alternative therapies to treat cancer, including: biopharmaceutical companies; biotechnology companies; pharmaceutical companies; academic institutions; and other research organizations, as well as some medical device companies.

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

Human Capital

The Company continues to operate with a lean staff, supplementing its full time employees with consultants with various expertise. The Company began the year with 17 full-time employees (FTEs) and ended the year on December 31, 2020 with 19 FTEs. With the acquisition of Flaskworks during FY2020, the Company gained additional experienced technical scientific management (1) and scientists (2). The Company's internal workforce is approximately gender equal. As in the past, the Company relied upon specialists in the areas of manufacturing, construction and construction management, clinical trial management, data validation and analysis, scientific advisory, legal, financial accounting and tax, and Information Technology. At the Company's international operations in the UK and Germany, the company relies on a contracted workforce. To attract and retain talent, the Company offers a competitive pay and benefits package.

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

As of December 31, 2020, we had net cash outflows (losses) from operations, since inception. We may never achieve or sustain profitability.

Our auditors have issued a “going concern” audit opinion.

Management has determined and our independent auditors have indicated in their report on our December 31, 2020 financial statements that there is substantial doubt about our ability to continue as a going concern. We have received such a “going concern” opinion each of the preceding years for more than a decade. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation.

Our management and our independent auditors previously identified certain internal control deficiencies which, while now considered remediated, had been considered by our management and our independent auditor as material weaknesses.

In connection with the preparation of our financial statements for the year ended December 31, 2019, and prior years, our management and our independent auditor identified a certain internal control deficiency that, in the aggregate, represent material weaknesses, as described more fully in “Item 9A. Controls and Procedures” of Part I of this Form 10-K. Although we have undertaken and continue to undertake efforts to strengthen our internal controls and have remediated the material weaknesses, with no material weakness noted for the year ended December 31, 2020, maintaining a consistently strong control environment requires the ability to retain sufficient qualified personnel and other factors.

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

As of December 31, 2020, we had 18 full-time employees in the US, and one full-time employee in Europe. Of this group, only four employees are considered Management. Other personnel are retained on a consulting or contractor basis. Many biotech companies would typically have a larger number of employees by the time they reach late stage clinical trials. Such trials and other programs require extensive management capabilities, activities and skill sets, including scientific, medical, regulatory (for FDA and foreign regulatory counterparts), manufacturing, distribution and logistics, site management, reimbursement, business, financial, legal, public relations outreach to both the patient community and physician community, intellectual property, administrative, regulatory (SEC), investor relations and other.

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

We rely upon specialized contract manufacturers, operating in specialized GMP (clean room) manufacturing facilities, to produce all of our DCVax products. We have worked with several such manufacturers, in several different locations, during various periods of our clinical trials and our compassionate treatment programs, including Advent BioServices, Cognate BioServices and the Fraunhofer Institute.

We will need to enter into new contractual agreements for manufacturing at our Sawston, U.K. facility and new agreements for commercial production in any locations. We may encounter difficulties reaching such agreements, or the terms of such agreements may not be favorable. Following negotiations, if it is necessary or desirable to change our facility design and development arrangements or our manufacturing arrangements, that could involve increased facility costs and/or increased costs related to manufacturing of our products, and could result in delays in our programs or applications for various regulatory approvals. In addition, after such contracts are in place, the third party contractors may have capacity limitations and/or supply disruptions, and as a client we may not be able to prevent such limitations or disruptions, and not be able to control or mitigate the impact on our programs.

We have been in breach of the services agreements with our contract manufacturers on numerous occasions, primarily for untimely or non-payment. Our breaches of the services agreements may not be tolerated in the future as they have been in the past, and if we continue to breach the services agreements, for non-payment or otherwise, the contract manufacturers could cease providing services and/or terminate these agreements.

Our intention is for the U.K. facility to manufacture DCVax products for both the UK and other regions. However, this may not turn out to be feasible, for regulatory, operational and/or logistical reasons. It is also unclear whether or how Brexit will affect or interfere with these plans in regard to Europe.

Problems with the manufacturing facilities, processes or operations of our contract manufacturer(s) could result in a failure to produce, or a delay in producing adequate supplies of our DCVax product candidates. A number of factors could cause interruptions or delays, including the inability of a supplier to provide raw materials, equipment malfunctions or failures, damage to a facility due to natural disasters or otherwise, changes in FDA, U.K. or European regulatory requirements or standards that require modifications to our manufacturing processes, action by the FDA, U.K. or European regulators, or by us that results in the halting or slowdown of production of components or finished products due to regulatory issues, our manufacturers going out of business or failing to produce product as contractually required, insufficient technical personnel and/or specialized facilities to produce sufficient products, and/or other factors. A number of factors could also cause possible issues about the equivalency of DCVax product produced in different facilities or locations, which could make it necessary for us to perform additional studies and incur additional costs and delays. Because manufacturing processes for our DCVax product candidates are highly complex, require specialized facilities (dedicated exclusively to DCVax production) and personnel that are not widely available in the industry, involve equipment and training with long lead times, and are subject to lengthy regulatory approval processes, alternative qualified production capacity may not be available on a timely basis or at all. Also, as noted above, our contract manufacturer(s) could choose to terminate their agreements with us if we are in breach, or if we undergo a change of control. Difficulties, delays or interruptions in the manufacturing and supply and delivery of our DCVax product candidates could require us to stop enrolling new patients into clinical trials, and/or require us to stop the trials or other programs, stop the treatment of patients in the trials or other programs, increase our costs, damage our reputation and, if our product candidates are approved for sale, cause us to lose revenue or market share if our manufacturers are unable to timely meet market demands.

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

The manufacture of living cells requires specialized facilities, equipment and personnel which are entirely different than what is required for the manufacturing of chemical or biologic compounds. Scaling up the manufacturing of living cell products to volume levels required for commercialization will require enormous amounts of these specialized facilities, equipment and personnel - especially where, as in the case of our DCVax product candidates, the product is personalized and must be made for each patient individually. Since living cell products are so new, and have barely begun to reach commercialization, the supply of the specialized facilities and personnel needed for them is not widely available and therefore is in the process of being developed. However, there has been a sharp increase in the demand for these specialized facilities and personnel, as large numbers of companies seek to develop T cell and other immune cell products. It may not be possible for us or our manufacturers to obtain all of the specialized facilities and personnel needed for commercialization of our DCVax product candidates, or even for further sizeable trials. This could delay or halt our commercialization and/or further substantial trials.

We are anticipating that the production systems developed by Flaskworks may play an important role in enabling scale-up of production and reducing the number of GMP (clean room) suites and personnel needed for scale-up.  However, the Flaskworks systems are still undergoing development and optimization, and have not been operated at commercial scale to date.  It could turn out that the Flaskworks systems are not capable of or suitable for substantial scale-up, or not acceptable to regulatory authorities for such scale-up.  It could also turn out that deployment the Flaskworks system does not reduce the number of GMP suites and personnel needed for DCVax production as anticipated.

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

The process of obtaining and maintaining regulatory approvals for new therapeutic products is expensive, lengthy and uncertain. Costs and timing of clinical trials may vary significantly over the life of a project owing to any or all of the following non-exclusive reasons:

●	the duration of the clinical trial;
●	the number of sites included in the trials;
●	the countries in which the trial is conducted;
●	the length of time required and ability to enroll eligible patients;
●	the number of patients that participate in the trials;
●	the number of doses that patients receive;
●	the drop-out or discontinuation rates of patients;
●	per patient trial costs;
●	third party contractors failing to comply with regulatory requirements or meet their contractual obligations to us in a timely manner;
●	our final product candidates having different properties in humans than in laboratory testing;
●	the need to suspend or terminate our clinical trials;

●	insufficient or inadequate supply or quality of necessary materials to conduct our trials;
●	potential additional safety monitoring, or other conditions required by the FDA or comparable foreign regulatory authorities regarding the scope or design of our clinical trials, or other studies requested by regulatory agencies;
●	problems engaging independent review Boards, or IRBs, to oversee trials or in obtaining and maintaining IRB approval of studies;
●	the duration of patient follow-up;
●	the efficacy and safety profile of a product candidate;
●	the costs and timing of obtaining regulatory approvals; and
●	the costs involved in enforcing or defending patent claims or other intellectual property rights.

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

We have limited experience in conducting and managing clinical trials, or collecting, confirming and analyzing trial data, and we rely on third parties to conduct these activities.

We rely on third parties to assist us, on a contract services basis, in managing and monitoring all of our clinical trials as well as the collection, confirmation and analysis of the trial data. We do not have experience conducting late stage clinical trials, or collecting, validating and analyzing trial data by ourselves without third party service firms, nor do we have experience in supervising such third parties in managing late stage, multi-hundred patient clinical trials, and collecting, validating and analyzing the data, other than our current Phase III trial for GBM. Our lack of experience and/or our reliance on these third-party service firms may result in delays or failure to complete these trials and/or the data collection, validation and analyses successfully or on time. If the third parties fail to perform, we may not be able to find sufficient alternative suppliers of those services in a reasonable time period, or on commercially reasonable terms, if at all.

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

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. A growing number of other companies, such as Juno, Kite Bellicum, Agenus, Asterias, Dandrit, Immunicum, Sotio, AiVita and many others, are actively involved in the research and development of immune therapies or cell-based therapies for cancer. In addition, other novel technologies for cancer are under development or commercialization, such as checkpoint inhibitor drugs (which are being rapidly developed by numerous big pharma companies including BMS, Merck, Pfizer, Astra Zeneca, Roche and others) and various T cell-based therapies (which are also being rapidly developed by numerous companies with extraordinary resource backing), as well as the electro-therapy device of NovoCure. Additionally, many companies are actively involved in the research and development of monoclonal antibody-based cancer therapies. Currently, a substantial number of antibody-based products are approved for commercial sale for cancer therapy, and a large number of additional ones are under development, including late stage trials. Many other third parties compete with us in developing alternative therapies to treat cancer, including: biopharmaceutical companies; biotechnology companies; pharmaceutical companies; academic institutions; and other research organizations, as well as some medical device companies (e.g., NovoCure and MagForce Nano Technologies AG).

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

Typically, companies conduct multiple late stage clinical trials of their product candidates before seeking product approval. Our current Phase III 331-patient clinical trial of DCVax-L for GBM is our first late stage trial. We may be required to conduct additional late stage trials with DCVax-L for GBM before we can obtain product approval. This would substantially delay our commercialization, and might not be possible to carry out, due to development and/or approval of competing products, lack of funding, and/or other factors. In addition, our Phase III trial of DCVax-L was placed on a partial clinical hold for new screening for enrollment in 2015. Although the FDA lifted its hold in February 2017 as previously reported by the Company, the Company had already closed enrollment with 331 of the planned 348 patients. Since we did not enroll the last 17 of the planned 348 patients, this could adversely affect the statistical and other analyses of our Phase III trial results, and could make it more difficult to seek product approval or more likely that further trials could be required. In addition, a rapidly growing number of products are under development for brain cancer, including immunotherapies such as checkpoint inhibitor drugs and T cell-based therapies, and some (e.g., NovoCure’s device) have been approved in the U.S. It is possible that the standard of care for brain cancer could change before we complete our Phase III trial and analysis of its results, or before we are able to seek approval for commercialization. This could necessitate further clinical trials with our DCVax-L product candidate for brain cancer, which may not be feasible.

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

Our products and our ongoing development activities are subject to regulation by regulatory authorities in the countries in which we and our collaborators and distributors wish to test, manufacture or market our products. For instance, the FDA will regulate our product in the U.S. and equivalent authorities, such as the MHRA and EMA will regulate in Europe and other jurisdictions. Regulatory approval by these authorities will be subject to the evaluation of data relating to the quality, efficacy and safety of the product for its proposed use, and there can be no assurance that the regulatory authorities will find our data sufficient to support product approval of DCVax-L or DCVax-Direct. In addition, the endpoint against which the data is measured must be acceptable to the regulatory authorities, and the statistical analysis plan for how the data will be evaluated must also be acceptable to the regulatory authorities. The statistical analysis plan that we submitted to regulators for the Phase III trial embodies a different primary endpoint and secondary endpoint than did the original Protocol for the trial. Under the Protocol the primary endpoint was progression free survival, or PFS, and the secondary endpoint was overall survival, or OS. Both of these endpoints were confounded: the PFS endpoint by pseudo-progression, and the OS endpoint by the “crossover” provision in the trial design, which allowed all of the patients in the trial to cross over to DCVax-L treatment after tumor recurrence (while remaining blinded as to which treatment they received before tumor recurrence).  The statistical analysis plan uses external control patients rather than within-study controls. There can be no assurance that regulatory authorities will allow a product approval to be based upon this approach.

The time period required to obtain regulatory approval varies between countries. In the U.S., for products without “Fast Track” status, it can take up to 18 months after submission of an application for product approval to receive the FDA’s decision. Even with Fast Track status, FDA review and decision can take up to 12 months. At present, we do not have Fast Track status for our lead product, DCVax-L for GBM. We plan to apply for Fast Track status, but there can be no assurance that FDA will grant us such status for DCVax-L.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Patent laws afford only limited protection and may not protect our rights to the extent necessary to sustain any competitive advantage we may have. In addition, the laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems in protecting our proprietary rights in those countries. Moreover, patents and patent applications relating to living cell products are relatively new, involve complex factual and legal issues, and are largely untested in litigation - and as a result, are uncertain. Our pending and future patent applications may not result in patents being issued which adequately protect our technology or products or which effectively prevent others from commercializing the same or competitive technologies and products. As a result, we may not be able to obtain meaningful patent protection for our commercial products, and our business may suffer as a result. Third parties may challenge our existing patents, and such challenges could result in overturning or narrowing some of our patents. Even if our patents are not challenged, third parties could assert that their patents block our use of technology covered by some or all of our patents

As of December 31, 2020, we had over 204 issued patents and 86 pending patent applications worldwide relating to our product candidates and related matters such as manufacturing processes. The issued patents expire at various dates from 2022 to 2026. Our issued patents may be challenged, and such challenges may result in reductions in scope, cancellations or invalidations. Our pending patent applications may not result in issued patents. Moreover, our patents and patent applications may not be sufficiently broad to prevent others from using substantially similar technologies or from developing competing products. We also face the risk that others may independently develop similar or alternative technologies, or design around our patented technologies. As a result, no assurance can be given that any of our pending or future patent applications will be granted, that the scope of any patent protection currently granted or that may be granted in the future will exclude competitors or provide us with competitive advantages, that any of the patents that have been or may be issued to us will be held valid if subsequently challenged, or that other parties will not claim rights to or ownership of our patents or other proprietary rights that we hold.

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

We are subject to certain of the requirements of the Sarbanes-Oxley Act of 2002, as well as the reporting requirements under the Exchange Act. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. We have tested and concluded that we have remediated the identified material weaknesses in our internal controls that were reported over the years. The substantial efforts and resources the Company has invested achieved remediation of the previously identified weaknesses. However, requirements continue to become more stringent, requiring even more time and resources to be invested to maintain a controlled environment, which is difficult for a small company like ours. Continued additional investments and management time to meet these requirements will be necessary since control weaknesses raise the risk of future material errors in the company’s financial statements. We may not be able to maintain effective controls over time. If we have material weaknesses in the future, this may subject us to SEC enforcement action, which could include monetary fines or other equitable remedies that could be detrimental to the ongoing business of the Company.

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

Provisions of our certificate of incorporation and bylaws and Delaware law also could have the effect of discouraging potential acquisition proposals or tender offers or delaying or preventing a change in control, including changes a stockholder might consider favorable. Such provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. In particular, the certificate of incorporation and bylaws and Delaware law, as applicable, among other things:

●	provide the Board of Directors with the ability to alter the bylaws without stockholder approval;
●	establish staggered terms for board members;
●	place limitations on the removal of directors; and
●	provide that vacancies on the Board of Directors may be filled by a majority of directors in office, although less than a quorum.

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

Sales of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to decline. A substantial majority of the outstanding shares of our common stock are freely tradable without restriction or further registration under the Securities Act. As of December 31, 2020, 829.6 million shares of our common stock are issued and outstanding. In addition, as of December 31, 2020, 269 million shares of our common stock are issuable upon exercise of outstanding warrants and 18 million shares of our common stock are issuable upon exercise of outstanding options.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 4800 Montgomery Lane, Bethesda, Maryland, where we lease and occupy an aggregate of approximately 7,097 square feet of office space. The lease covering this property is currently scheduled to expire in August 2024.

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

ITEM 3. LEGAL PROCEEDINGS

Not Applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUERS PURCHASES OF EQUITY SECURITIES

Market for Common Equity and Related Stockholder Matters

Our common stock trade on OTCQB under the trading symbols “NWBO” effective December 19, 2016. No assurance can be given that an active market will exist for our common stock.

As of March 26, 2021, there were approximately 40,000 holders of record of our common stock. Such holders may include any broker or clearing agencies as holders of record, and in such cases exclude the individual stockholders whose shares are held by such brokers or clearing agencies.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all future earnings, if any, to fund the ongoing development and growth of our business. We do not currently anticipate paying any cash dividends in the foreseeable future.

Stock Performance Graph

Not Applicable

Recent Sales of Unregistered Securities

During the year ended December 31, 2020, the Company issued certain equity securities as set forth in footnote 11 (Stockholders’ Equity) to our financial statements, for the consideration described in such footnote, which disclosure is incorporated into this Item 5. Such securities were issued by the Company pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, or the provisions of Rule 506 of Regulation D promulgated under the Securities Act. Except as set forth in such footnote, the Company did not utilize an underwriter or a placement agent for any of these offerings of its securities.

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

Overview

We are a biotechnology company focused on developing personalized immune therapies for cancer. We have developed a platform technology, DCVax®, which uses activated dendritic cells to mobilize a patient’s own immune system to attack their cancer.

Our lead product, DCVax®-L, is designed to treat solid tumor cancers in which the tumor can be surgically removed. We have completed a 331-patient international Phase III trial of DCVax-L for Glioblastoma multiforme brain cancer (GBM). As previously reported, the data collection and confirmation process was conducted by the independent contract research organization (CRO) who managed the trial and by other independent service firms.  On October 5, 2020, the Company announced that Data Lock for the Phase III trial had been reached, and that a series of steps and processes would follow. These processes included data validation, analyses of the data by independent statisticians, preparations by the statisticians of summaries of the Trial results for review by the Company, the Principal Investigator, the Steering Committee of the Trial, the Scientific Advisory Board, and a panel of independent brain cancer experts, in preparation for publication in a scientific journal and public announcement.  This series of processes is under way.  It is anticipated that public announcement will follow these processes.

As also previously reported, coronavirus-related difficulties have impacted most aspects of the process, especially with the waves of COVID cases in many areas. The independent service firms have had limited capacity, and restrictions on operations. Key experts at certain specialized service providers have been unavailable for periods of time due to illness in their family. Other experts have gone on extended leave due to restrictions on operations. Clinical trial site personnel have been unavailable due to being reassigned for COVID, and the limited site personnel have had to work under restrictions. Committee processes and regulatory processes have been similarly focused on COVID matters and delayed on other matters. Firms such as the ones storing the Phase III trial tissue samples that are needed for certain analyses, and the firms conducting the analyses, continue to have only limited operations. Even logistical matters such as the shipping of materials have been, and continue to be, subjected to substantial restrictions and delays.

On August 28, 2020, the Company acquired Flaskworks, LLC (“Flaskworks”), a company that has developed a system to close and automate the manufacturing of cell therapy products such as DCVax®. The Company acquired 100% of the ownership, and  Flaskworks became a wholly-owned subsidiary of the Company. Flaskworks was previously owned by its technical founders and Corning Inc. The technical team from Flaskworks joined the Company as part of the Acquisition. It is anticipated that the Flaskworks system will enable substantial scale-up of production volumes of DCVax products and substantial reduction of production costs. The Company’s buildout of the Sawston, UK facility has been designed to proceed in phases, as modules, both for efficiency in the timing of capital costs and to allow flexibility in operations and usage. The Company anticipates that implementation of the Flaskworks system will enable certain phases of the buildout to be simplified and streamlined.  For further details on the financial aspects of the acquisition, please see Item 8 Note 5 below.

Our second product, DCVax®-Direct, is designed to treat inoperable solid tumors. A 40-patient Phase I trial has been completed, and included treatment of a diverse range of more than a dozen types of cancers. The Company is working on preparations for Phase II trials of DCVax-Direct, as resources permit.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses.

On an ongoing basis, we evaluate our estimates and judgments, including those related to derivative liabilities, accrued expenses and stock-based compensation. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates, particularly given the significant social and economic disruptions and uncertainties associated with the ongoing coronavirus pandemic (“COVID-19”) and the COVID-19 control responses.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1 - defined as observable inputs such as quoted prices for identical instruments in active markets;
●	Level 2 - quoted prices for similar assets and liabilities in active markets or inputs that are observable
●	Level 3 - inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

We account for the issuance of common stock purchase warrants issued in connection with the equity offerings in accordance with the provisions of ASC 815, Derivatives and Hedging (“ASC 815”). We classify as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). We account for certain common stock warrants outstanding as a liability at fair value and adjust the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our consolidated statements of operations. The fair value of the warrants issued by us has been estimated using Monte Carlo simulation and or a Black Scholes model. The warrant liabilities are valued using Level 3 valuation inputs.

Derivative Financial Instruments

The Company has derivative financial instruments that are not hedges and do not qualify for hedge accounting. Changes in the fair value of these instruments are recorded in other income (expense), net in the Consolidated Statements of Operations and Comprehensive Loss.

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

As of December 31, 2020 and 2019, the undiscounted net future cash flows of the U.K. property were greater than the carrying value. Therefore, no impairment loss was considered necessary.

Leases

We adopted ASC 842 on January 1, 2019, using the optional transition method to apply the new guidance as of January 1, 2019, rather than as of the earliest period presented, and elected the package of practical expedients. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets. We recognize these lease expenses on a straight-line basis over the lease term. Based on the analysis, on January 1, 2019, we recorded right of use (“ROU”) assets and lease liabilities of approximately $4.3 million, which represented operating lease entered prior to January 1, 2019. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Additionally, we recorded an adjustment to opening accumulated deficit of $4.8 million related to the derecognition of deferred profit related to the U.K facility sales leaseback transaction.

Stock Based Compensation

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

Debt

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This ASU is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company is currently evaluating the impact this ASU will have on its consolidated financial statements and related disclosures.

Revision of Previously Issued Financial Statements

We have revised certain previously reported non-material financial information for the year ended December 31, 2019 in this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, including but not limited to information within the Results of Operations section.

See Note 14, Revision to Prior Period Financial Statements, for additional information related to the revision, including descriptions of the misstatements and the non-material impact on our consolidated financial statements.

Results of Operations

Operating costs:

Operating costs and expenses consist primarily of research and development expenses, including clinical trial expenses, which increase when we are actively participating in clinical trials and especially when we are in a large ongoing international phase III trial or we are completing such a large international trial, and undertaking substantial one-time expenses such as for final site visits, query resolutions, statistical work for the Statistical Analysis Plan, preparations for data analyses and other activities related to completion and assessment of the trial and its results. The operating costs also include administrative expenses associated with trials, and increase as such operating activities grow.

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

Following our acquisition of Flaskworks, our operating costs now include the costs for its ongoing operations and its intellectual property filings.

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

For the Years Ended December 31, 2020 and 2019

We recognized a net loss of $529.8 million and $20.8 million for the years ended December 31, 2020 and 2019, respectively. The net loss of $529.8 million for the year ended December 31, 2020 included a cash loss of $32 million and a non-cash loss of $497.8 million. The increase in net loss for the year ended December 31, 2020 was primarily due to the increased stock price, which resulted in significant non-cash loss from the change on the derivative liability.

Net cash used in operations was $32.1 million and $31.9 million for the years ended December 31, 2020 and 2019, respectively.

Research and development expense

For the years ended December 31, 2020 and 2019, research and development expense was $33.6 million and $14.1 million, respectively. Research and development expenses included activities and involvement of external consultants as the Phase 3 trial moved through final data collection and query resolution, independent data validation, and other preparations for Data Lock and analyses. The increase of $19.5 million was mainly due to the recognition of approximately $19.8 million stock-based compensation under research and development during the year ended December 31, 2020.

The following table summarizes expenses incurred (i.e., amounts invoiced, including those which have only been partly paid) to entities as related parties during the years ended December 31, 2020 and 2019 (amount in thousands):

	For the year ended
	December 31, 2020
	2020	2019
		(As Revised)
Advent BioServices	$7,543	$5,735

General and Administrative Expense

General and administrative expenses were $51.0 million and $12.5 million for the years ended December 31, 2020 and 2019, respectively. The increase was mainly related to a one-time cost of $30.8 million stock-based compensation that covered several years of such compensation and that was recognized in general and administrative.

Legal Expenses

Legal costs were $3.3 million and $3.7 million for the years ended December 31, 2020 and 2019, respectively. The decrease in legal costs reflects a reduction in the need for legal services.

Change in fair value of derivatives

We recognized a non-cash loss of $435.4 million and a non-cash gain of $11.8 million for the years ended December 31, 2020 and 2019, respectively. The non-cash loss was primarily due to the increase of our stock price as of December 31, 2020 ($1.53 per share) compared to December 31, 2019 ($0.21 per share). In the year ended December 31, 2019, the non-cash gain was primarily due to the decrease in stock price as of December 31, 2019 compared with December 31, 2018.

Loss from Extinguishment of Debt

During the year ended December 31, 2020, we converted debt of approximately $12.7 million principal and $1.2 million accrued interest into approximately 58.4 million shares of common stock and 6.2 million warrants. We also extinguished $6.6 million embedded derivative liabilities, wrote off $0.9 million unamortized debt discount and made some debt amendment upon the conversion. We recorded an approximate $1.6 million debt extinguishment loss from the conversion.

Our PPP Loan forgiveness application was approved on December 7, 2020. We recorded approximate $0.4 million debt extinguishment gain from the forgiveness of PPP Loan.

During the year ended December 31, 2019, we recorded loss from extinguishment of debt of $1.9 million. The debt extinguishment loss resulted from debt conversion, when the fair value of common stock exceeded the book value of the debt as of the conversion date. We also amended certain notes in 2019, which was treated as an extinguishment for accounting purposes.

Interest expense

During the years ended December 31, 2020 and 2019, we recorded interest expense of $8.5 million and $3.0 million, respectively.

Foreign currency transaction gain

During the years ended December 31, 2020 and 2019, we recognized foreign currency transaction gain of $2.3 million and $0.3 million, respectively. The gain was due to the weakening of the U.S. dollar relative to the British pound sterling.

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

Contingent Contractual Payment

The following table summarizes our contractual obligations as of December 31, 2020 (amount in thousands):

	Payment Due by Period
		Less than	1 to 2	3 to 5
	Total	1 Year	Years	Years
Short term convertible notes payable (1)
6% unsecured	$226	$226	$—	$—
8% unsecured	2,218	2,218	—	—
Short term notes payable (2)
8% unsecured	1,807	1,807	—	—
10% unsecured	329	329	—
12% unsecured	624	624	—	—
Long term notes payable (3)
8% unsecured	7,413	—	7,413	—
6% secured	2,202	—	262	1,940
Operating leases (4)	20,913	6,097	12,080	2,736
Purchase obligation (5)
Total	$35,732	$11,301	$19,755	$4,676
(1)	The obligations related to short-term convertible notes were approximately $2.4 million as of December 31, 2020, which included remaining contractual unpaid interest of $0.2 million.
(2)	The obligations related to short-term notes were approximately $2.8 million as of December 31, 2020, which included unpaid interest of $0.3 million.
(3)	The obligations related to long-term notes were approximately $9.6 million as of December 31, 2020, which included unpaid interest for the next 5 years of approximately $0.6 million.
(4)	The operating lease obligations during the next 2 years included approximately $468,000 and $9,000 for our offices in Maryland and Germany, respectively, and approximately $513,000 for our office in Maryland for the next 3-4 years. Approximately £1 million ($1.5 million) in lease obligations during the next 2 years and approximately £1.5 million ($2.2 million) for the next 3 to 5 years related to the Vision Centre in the U.K. that we leased back in December 2018. We also included approximately $10.3 million of anticipated payments to Advent BioServices, which represents the next 2 years’ obligation. The remaining contract term as of December 31, 2020 was approximately 2 years under the Manufacturing Services Agreement with Advent.
(5)	We have possible contingent obligations to pay certain fees to contract manufacturers if we shut down or suspend programs.

For a shut down or suspension of the DCVax-L program at Advent, the Company must give 12 months’ advance notice. During the notice period services would still be provided. Minimum required payments for this notice period total approximately £3.8 million ($5 million).

As of December 31, 2020, no shut-down or suspension fees were triggered.

Operating Activities

We used $32.1 million and $31.9 million in cash for operating activities during the years ended December 31, 2020 and 2019, respectively. The increase in cash used in operating activities was primarily attributable to an increase in clinical trial related expenditures.

Investing Activities

During the year ended December 31, 2020, we spent approximately $6.6 million to purchase additional equipment in the UK and construction in progress.

During the year ended December 31, 2020, we spent approximately $1.5 million related to the Flaskworks acquisition.

During the year ended December 31, 2019, we spent approximately $360,000 to purchase additional equipment in the UK.

Financing Activities

We received approximately $26.8 million and $6.9 million in cash proceeds from issuance of convertible preferred stock, common stock and warrants, in both public and private offerings during the years ended December 31, 2020 and 2019, respectively.

We received approximately $13.9 million and $2.2 million cash proceeds from the exercise of warrants during the years ended December 31, 2020 and 2019, respectively.

We received approximately $13.7 million and $7.0 million in cash proceeds from the issuance of multiple notes payable during the years ended December 31, 2020 and 2019, respectively.

We received approximately $0.3 million in cash proceeds from issuances of debt with a related party during the year ended December 31, 2020.

We made aggregate debt payments of $2.0 million and $6.1 million during the years ended December 31, 2020 and 2019, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of December 31, 2020 and 2019 and for the fiscal years ended December 31, 2020 and 2019, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We, the management of Northwest Biotherapeutics, Inc. (the “Company”), are responsible for establishing and maintaining adequate internal control over financial reporting of the Company.

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. In making this assessment, the Company’s management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Our management concluded that as of December 31, 2020, our disclosure controls and procedures were effective, and previous noted deficiencies have been remediated, as described below.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management of the Company, including our CEO and Principal Financial and Accounting Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. Based on this assessment, we determined that we have effectively designed and implemented, consistently performed, and tested the functioning of these controls.

Based on the efforts identified above, we have concluded that the previously identified material weaknesses in the Company’s internal control over financial reporting have been remediated through the following efforts:

The Company has added and implemented financial operational policies and related procedures which govern our system of internal controls over evaluating disclosures under ASC740. These policies were reviewed and tested to be effective as of December 31, 2020.

Because the material weakness was successfully remediated and additional material weaknesses were not identified, management, including our principal executive officer and principal financial officer, has concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes, other than those described above, in our internal control over financial reporting during the fiscal quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our 2021 Proxy Statement under the captions “Election of Directors” and “Code of Ethics.” To the extent that we do not file the 2021 Proxy Statement prior to the end of the 120-day period following December 31, 2020, we will amend this Annual Report on Form 10-K to provide the required information.

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

10.67	Form of Class A Common Stock Purchase Warrant (incorporated by reference as Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on September 22, 2017).
10.70	Form of Class D-1 Common Stock Purchase Warrant (incorporated by reference as Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on December 7, 2017).
10.72	Form of Subscription Agreement (incorporated by reference as Exhibit 10.3 filed with the Company’s Current Report on Form 8-K on December 7, 2017).
10.73	Settlement and Amendment Agreement (2016 Obligations Agreement), dated as of December 31, 2017, by and between Northwest Biotherapeutics, Inc. and Cognate BioServices, Inc.
10.74	Settlement and Amendment Agreement (2017 Obligations Agreement), dated as of December 31, 2017, by and between Northwest Biotherapeutics, Inc. and Cognate BioServices, Inc.
10.75	Note and Loan Agreement, dated as of March 14, 2018, by and between Northwest Biotherapeutics, Inc. and Linda F. Powers.
10.76	Note and Loan Agreement, dated as of March 19, 2018, by and between Northwest Biotherapeutics, Inc. and Linda F. Powers.
10.78	Form of Loan Agreement, dated as of November 7, 2018, by and between Northwest Biotherapeutics, Inc. and a Group of Private Lenders.
10.79	Contract Relating to Sale of Spicers, Sawston, Cambridge, dated as of December 5, 2018, by and between Aracaris Capital Limited and Huawei Technologies Research & Development (UK) Limited.
10.80	Lease Relating to Vision Centre, Sawston, Cambridge, by and between Aracaris Capital Limited and Aracaris Limited, dated as of December 14, 2018.
10.81	Equity Compensation Plan, dated May 29, 2020.
10.82	Note and Loan Agreement, dated August 14, 2021, by and between Northwest Biotherapeutics, Inc. and Iliad Research and Trading L.P.
10.83	Agreement to acquire Flaskworks, L.L.C, August 28, 2020.

10.84	Change in Registrant’s Accountants (incorporated by reference as Exhibit 16.1 filed with the Company’s Current Report on Form 8-K January 26, 2021).
10.85	Loan Agreement, dated March 1, 2021, by and between Northwest Biotherapeutics, Inc. and Streeterville Capital, L.L.C.
21.1	Subsidiaries of the Registrant.
23.1	Independent Registered Public Accounting Firm’s Consent.
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Schema Document.
101.CAL	XBRL Calculation Linkbase Document.
101.DEF	XBRL Definition Linkbase Document.
101.LAB	XBRL Label Linkbase Document.
101.PRE	XBRL Presentation Linkbase Document.

*Confidential information in this exhibit has been omitted and filed separately with the SEC pursuant to a confidential treatment request.

ITEM 16.FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC. (Registrant)

Date: March 31, 2021	By:	/s/ Linda F. Powers
Linda F. Powers,
President and Chief Executive Officer Principal Executive Officer Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Linda F. Powers	President and Chief Executive Officer	March 31, 2021
Linda F. Powers	Principal Executive Officer

Principal Financial and Accounting Officer
/s/ Alton L. Boynton	Director	March 31, 2021
Alton L. Boynton

/s/ Navid Malik	Director	March 31, 2021
Dr. Navid Malik

/s/ Jerry Jasinowski	Director	March 31, 2021
Jerry Jasinowski

/s/ J. Cofer Black	Director	March 31, 2021
J. Cofer Black

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NORTHWEST BIOTHERAPEUTICS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Northwest Biotherapeutics, Inc.

Bethesda, Maryland

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Northwest Biotherapeutics, Inc. and Subsidiaries (the “Company”) as of December 31, 2020, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has recurring losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s evaluations of the events and conditions and management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board of the United States of America (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter – Debt and Equity Accounting Considerations

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the Company’s Audit Committee and that: (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Critical Audit Matter Description

As disclosed in Notes 4, 8, and 11 to the consolidated financial statements, the Company had various debt, derivative, and equity transactions where management evaluated required accounting considerations, significant estimates, and judgements around certain features, the possibility of conversion or redemption, and the valuation of certain components of the financings, including the valuation around certain freestanding and embedded derivatives. Certain features were initially measured at fair value and subsequently have been remeasured to fair value at each reporting period.

There is no current observable market for these types of features and, as such, the Company determined the fair value of the freestanding instruments or embedded derivatives using the Black-Scholes-Merton or the Monte Carlo option pricing model to measure the fair value of the debt and/or equity instrument both with and without the derivative liability features. As a result, a high degree of auditor judgment and effort was required in performing audit procedures to evaluate the various components of these instruments.

How the Critical Audit Matter Was Addressed In the Audit

Our principal audit procedures performed to address this critical audit matter included the following:

●	We obtained an understanding of the internal controls and processes surrounding complex debt, derivative liabilities, and equity transactions.
●	We obtained a listing and of all debt, derivative liabilities, and equity transactions and management’s accounting analysis supporting these transactions. We evaluated the conclusions reached to ensure these were recorded in accordance with the relevant accounting guidance.
●	We identified and evaluated the accounting considerations in determining the nature of the various features and weighting of evidence, the potential bifurcation of these instruments, and considerations related to the determination of the fair value of the various debt and equity instruments and the conversion and redemption features that include complex valuation models and assumptions utilized by management. We reviewed the fair value models used, significant assumptions, and underlying data used in the models.
●	We evaluated the disclosures surrounding debt, derivative liabilities, and equity transactions to ensure these were disclosed in accordance with the relevant accounting guidance.

We have served as the Company’s auditors since 2021.

/s/ Cherry Bekaert LLP

Tampa, Florida

March 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Northwest Biotherapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Northwest Biotherapeutics, Inc. and Subsidiaries (the “Company”) as of December 31, 2019, the related statements of operations and comprehensive loss, changes in stockholders’ deficit and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 16, 2020, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting, except for the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to ineffective designed controls over the evaluation and conclusion of contingencies under ASC 740, as to which the date is June 23, 2020.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We served as the Company’s auditor from 2013 to 2021.

New York, NY

March 16, 2020, except for the restatement as to the effectiveness of internal control over financial reporting for the material weakness related to ineffective designed controls over the evaluation and conclusion of contingencies under ASC 740, as to which the date is June 23, 2020.

NORTHWEST BIOTHERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2020	2019
		(As revised) (Note 14)
ASSETS
Current assets:
Cash and cash equivalents	$9,983	$372
Prepaid expenses and other current assets	5,528	2,828
Total current assets	15,511	3,200

Non-current assets:
Property, plant and equipment, net	1,040	281
Construction in progress	9,074	1,685
Right-of-use asset, net	4,489	4,679
Indefinite-lived intangible asset	1,292	—
Goodwill	626	—
Other assets	867	798
Total non-current assets	17,388	7,443

TOTAL ASSETS	$32,899	$10,643

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$7,380	$6,348
Accounts payable and accrued expenses to related parties and affiliates	5,363	3,844
Convertible notes, net	3,830	568
Notes payable, net	2,437	5,501
Notes payable to related party	—	66
Contingent payable derivative liability	8,275	7,261
Warrant liability	354,972	20,213
Lease liabilities	167	395
Total current liabilities	382,424	44,196

Non-current liabilities:
Note payable, net of current portion, net	8,507	6,588
Lease liabilities, net of current portion	4,916	4,914
Total non-current liabilities	13,423	11,502

Total liabilities	395,847	55,698

COMMITMENTS AND CONTINGENCIES (Note 12)

Stockholders’ deficit:
Preferred stock ($0.001 par value); 100,000,000 shares authorized as of December 31, 2020 and 2019, respectively	—	—
Common stock ($0.001 par value); 1,200,000,000 shares authorized; 829.6 million and 614.3 million shares issued and outstanding as of December 31, 2020 and 2019, respectively	830	614
Additional paid-in capital	1,008,665	794,900
Stock subscription receivable	(79)	(10)
Accumulated deficit	(1,371,216)	(841,395)
Accumulated other comprehensive income	(1,148)	836
Total stockholders’ deficit	(362,948)	(45,055)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$32,899	$10,643

See accompanying notes to the consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	For the Years ended
	December 31,
	2020	2019
		(As revised) (Note 14)
Revenues:
Research and other	$1,291	$2,410
Total revenues	1,291	2,410
Operating costs and expenses:
Research and development	33,637	14,106
General and administrative	50,992	12,541
Legal expenses	3,267	3,742
Total operating costs and expenses	87,896	30,389
Loss from operations	(86,605)	(27,979)
Other income (expense):
Change in fair value of derivative liabilities	(435,351)	11,828
Loss from extinguishment of debt	(1,582)	(1,941)
Interest expense	(8,544)	(2,975)
Foreign currency transaction gain	2,261	255
Total other income (expense)	(443,216)	7,167
Net loss	$(529,821)	$(20,812)

Other comprehensive loss
Foreign currency translation adjustment	(1,984)	(164)
Total comprehensive loss	$(531,805)	$(20,976)

Net loss per share applicable to common stockholders - basic and diluted	$(0.73)	$(0.04)
Weighted average shares used in computing basic and diluted loss per share	725,129	564,188

See accompanying notes to the consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Par value	Capital	Receivable	Deficit	Income (Loss)	Equity (Deficit)
Balance at January 1, 2019	523,232	$523	$775,741	$(10)	$(825,385)	$1,000	$(48,131)
Issuance of common stock and warrants for cash in a registered direct offering (net of $2.7 million warrant liability and $0.4 million cash offering cost)	32,708	33	4,040	—	—	—	4,073
Warrants exercised for cash	9,532	10	2,210	—	—	—	2,220
Reclassification of warrant liabilities related to warrants exercised for cash	—	—	1,759	—	—	—	1,759
Issuance of common stock and warrants for conversion of debt and accrued interest	35,480	35	9,138	—	—	—	9,173
Stock-based compensation	1,340	1	1,818	—	—	—	1,819
Cumulative effect of adopting new accounting standard	—	—	—	—	4,802	—	4,802
Issuance of common shares in connection with a settlement agreement	12,000	12	(12)	—	—	—	—
Beneficial conversion feature related to amended convertible note	—	—	68	—	—	—	68
Reclass between shares payable and additional paid-in capital	—	—	138	—	—	—	138
Net loss (As revised) (Note 14)	—	—	—	—	(20,812)	—	(20,812)
Cumulative translation adjustment	—	—	—	—	—	(164)	(164)
Balance at December 31, 2019	614,292	614	794,900	(10)	(841,395)	836	(45,055)
Issuance of common stock and warrants for cash in a registered direct offering (net of $10.3 million warrant liability and $0.6 million cash offering cost)	97,981	98	16,462	(69)	—	—	16,491
Issuance of common stock and warrants for conversion of debt and accrued interest	58,368	58	19,591	—	—	—	19,649
Warrants exercised for cash	47,511	48	13,867	—	—	—	13,915
Reclassification of warrant liabilities related to warrants exercised for cash	—	—	22,701	—	—	—	22,701
Cashless warrants exercise	7,086	7	(7)	—	—	—	—
Cashless option exercise	71	—	-	—	—	—	—
Reclassification of warrant liabilities related to cashless warrants exercise	—	—	9,478	—	—	—	9,478
Beneficial conversion feature related to amended convertible note	—	—	44	—	—	—	44
Issuance of common stock in connection with Flaskworks acquisition	655	1	1,132	—	—	—	1,133
Stock-based compensation	3,667	4	52,205	—	—	—	52,209
Reclassification of warrant liabilities related to sequencing policy	—	—	78,292	—	—	—	78,292
Net loss	—	—	-	—	(529,821)	—	(529,821)
Cumulative translation adjustment	—	—	-	—	—	(1,984)	(1,984)
Balance at December 31, 2020	829,631	$830	$1,008,665	$(79)	$(1,371,216)	$(1,148)	$(362,948)

See accompanying notes to the consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years ended
	December 31,
	2020	2019
		(As revised) (Note 14)
Cash Flows from Operating Activities:
Net loss	$(529,821)	$(20,812)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	87	21
Amortization of debt discount	3,013	1,430
Change in fair value of derivatives	435,351	(11,828)
Change in fair value of contingent liability	913	—
Loss from extinguishment of debt	1,582	1,941
Amortization of operating lease right-of-use asset	338	(322)
Stock-based compensation related to warrants modification	—	3
Stock-based compensation for services	52,209	1,819
Non-cash interest expense	4,270	—
Subtotal of non-cash charges	497,763	(6,936)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,350)	(1,226)
Other non-current assets	(31)	(11)
Accounts payable and accrued expenses	1,702	30
Related party accounts payable and accrued expenses	431	(3,230)
Lease liabilities	213	326
Net cash used in operating activities	(32,093)	(31,859)
Cash Flows from Investing Activities:
Purchase of equipment and construction in progress	(6,610)	(360)
Acquisition of Flaskworks, net of cash	(1,532)	—
Net cash used in investing activities	(8,142)	(360)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock and warrants in a registered direct offering, net	26,814	6,874
Proceeds from exercise of warrants	13,915	2,220
Proceeds from warrants modification	4	7
Proceeds from issuance of notes payable, net	8,557	7,000
Proceeds from issuance of convertible notes payable, net	5,115	—
Proceeds from issuance of convertible notes payable to related party	315	—
Repayment of notes payable	(1,556)	(420)
Repayment of notes payable to related parties	(379)	(329)
Repayment of convertible notes payable	(89)	—
Repayment of convertible notes payable to related parties	—	(5,400)
Net cash provided by financing activities	52,696	9,952
Effect of exchange rate changes on cash and cash equivalents	(2,850)	415
Net increase (decrease) in cash and cash equivalents	9,611	(21,852)

Cash and cash equivalents, beginning of the year	372	22,224
Cash and cash equivalents, end of the year	$9,983	$372

Supplemental disclosure of cash flow information
Interest payments on notes payable	$—	$(43)
Interest payments on notes payable to related party	$(9)	$(177)
Interest payments on convertible notes payable	$(11)	$—
Interest payments on convertible notes payable to related party	$(19)	$(795)

See accompanying notes to the consolidated financial statement

NORTHWEST BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the Years ended
	December 31,
	2020	2019
		(As revised) (Note 14)
Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock as consideration related to Flaskworks acquisition	$220	$—
Cashless warrants exercise	$7	$—
Reclassification of warrant liabilities related to warrants exercised for cash	$22,701	$1,759
Reclassification of warrant liabilities related to cashless warrants exercise	$9,478	$—
Reclassification of warrant liabilities related to sequencing policy	$78,292	$—
Issuance of common stock and warrants for conversion of debt and accrued interest	$8,230	$7,313
Offering cost related to warrant liability	$4,876	$2,693
Deferred offering cost	$—	$108
Issuance of warrants in conjunction with convertible note payable	$153	$—
Issuance of warrants in connection with debt modification	$395	$—
Warrant modification in connection with debt amendment	$91	$—
Beneficial conversion feature related to amended convertible note	$44	$68
Reclass between shares payable and additional paid-in capital	$—	$138
Capital expenditures included in accounts payable	$1,088	$947
Conversion of outstanding accounts payables to note payable and contingent payable	$—	$8,560
Issuance of common shares in connection with a settlement agreement	$—	$12

See accompanying notes to the consolidated financial statement

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

2. Financial Condition, Going Concern and Management Plans

The Company has incurred annual net operating losses since its inception. The Company had a net loss of $529.8 million, which included a cash loss of $32 million and a non-cash loss of $497.8 million, for the year ended December 31, 2020. The increase in net loss for the year ended December 31, 2020 was primarily due to the increased stock price, which resulted in significant non-cash loss from the change on the derivative liability. The Company used approximately $32.1 million of cash in its operating activities for the year ended December 31, 2020. Management believes that the Company has access to capital resources through the sale of equity and debt financing arrangements. However, the Company has not secured any commitments for new financing for this specific purpose at this time.

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

As also previously reported, coronavirus-related difficulties have impacted most aspects of the process, especially with the successive waves of COVID cases in many areas. The independent service firms have had limited capacity, and restrictions on operations. Key experts at certain specialized service providers have been unavailable for periods of time due to illness in their family.  Other experts have gone on extended leave due to restrictions on operations. Clinical trial site personnel have been unavailable due to being reassigned for COVID, and the limited site personnel have had to work under restrictions. Committee processes and regulatory processes have been similarly focused on COVID matters and delayed on other matters. Firms such as the ones storing the Phase III trial tissue samples that are needed for certain analyses, and the firms conducting the analyses, continue to have only limited operations. Even logistical matters such as the shipping of materials have been, and continue to be, subjected to substantial restrictions and delays.

3. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of the Company were prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) and include the assets, liabilities, revenues and expenses of the wholly owned subsidiaries in Germany, United Kingdom and Netherlands. All intercompany transactions and accounts have been eliminated in consolidation.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

Consolidation

The Company’s policy is to consolidate all entities in which it can vote a majority of the outstanding voting stock. In addition, the Company consolidates entities that meet the definition of a variable interest entity (VIE) for which the Company is the primary beneficiary, if any. The primary beneficiary is the party who has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the VIE.

As of December 31, 2020, the Company did not consolidate any VIE's as the Company has concluded that it is not the primary beneficiary.

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

On an ongoing basis, the Company evaluates its estimates and judgments, including valuing equity securities in share-based payment arrangements, estimating the fair value of financial instruments recorded as derivative liabilities, useful lives of depreciable assets and whether impairment charges may apply. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates, particularly given the significant social and economic disruptions and uncertainties associated with the ongoing coronavirus pandemic ("COVID-19") and the COVID-19 control responses.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which at times may exceed the Federal depository insurance coverage (“FDIC”) of $250,000. As of December 31, 2020, of the total $10 million in cash and cash equivalents, $0.6 million was held by foreign subsidiaries. The Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

Goodwill and Intangible Assets

Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. The Company's intangible asset with an indefinite life is related to in-process research and development ("IPR&D") programs acquired in the Flaskworks Acquisition, as the Company expects future research and development on these programs to provide the Company with substantial benefit for a period that extends beyond the foreseeable horizon. Intangible assets with indefinite useful lives are measured at their respective fair values as of the acquisition date. The Company does not amortize goodwill and intangible assets with indefinite useful lives. Intangible assets related to IPR&D projects are considered to be indefinite lived until the completion or abandonment of the associated R&D efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite lived and would then be amortized based on their respective estimated useful lives at that point in time.

The Company has one operating segment and one reporting unit. The Company reviews goodwill and indefinite-lived intangible assets at least annually for possible impairment. Goodwill and indefinite-lived intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit or the indefinite-lived intangible assets below their carrying values. No impairment charge was recognized for the year ended December 31, 2020.

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

The Company accounts for the issuance of common stock purchase warrants issued in connection with the equity offerings in accordance with the provisions of ASC 815, Derivatives and Hedging ("ASC 815"). The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company accounts for certain common stock warrants outstanding as a liability at fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in its Consolidated Statements of Operations and Comprehensive Loss. The fair value of the warrants issued by the Company has been estimated using Monte Carlo simulation and or a Black Scholes model. The warrant liabilities are valued using Level 3 valuation inputs (see Note 4).

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt instruments to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in the Statement of Operations. If the conversion feature does not require recognition of a bifurcated derivative, the convertible debt instrument is evaluated for consideration of any beneficial conversion feature (“BCF”) requiring separate recognition. When the Company record a BCF, the intrinsic value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument (offset to additional paid-in capital) and amortized to interest expense over the life of the debt.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

Derivative Financial Instruments

The Company has derivative financial instruments that are not hedges and do not qualify for hedge accounting. Changes in the fair value of these instruments are recorded in other income (expense), on a net basis in the Consolidated Statements of Operations and Comprehensive Loss.

Contingent payable derivative liability

During the year ended December 31, 2019, the Company entered into a settlement agreement with Cognate BioServices, resolving past matters and providing for the restart of DCVax®-Direct Production.

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

On a quarterly basis, management makes estimates for key performance milestones and uses the expected dates as the inputs for valuation. The fair value of the Contingent Payable Derivative has been estimated using Monte Carlo simulation, which are valued using Level 3 valuation inputs.

Leases

Prior to January 1, 2019, the Company recognized rent expense on a straight-line basis over the lease period and accounts for the difference between straight-line rent and actual lease payments as deferred rent.

Subsequent to the adoption of the new leasing standard on January 1, 2019, the Company recognizes a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. The Company determines whether an arrangement is or contains a lease at contract inception. Operating leases with a duration greater than one year are included in right-of-use assets, lease liabilities, and lease liabilities, net of current portion in the Company’s consolidated balance sheets. Right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The incremental borrowing rate represents the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company considers a lease term to be the non-cancelable period that it has the right to use the underlying asset.

The operating lease right-of-use assets also include any lease payments made and exclude lease incentives. Lease expense is recognized on a straight-line basis over the expected lease term. Variable lease expenses are recorded when incurred.

Foreign Currency Translation and Transactions

The Company has operations in Germany, the United Kingdom and Netherlands in addition to the U.S. The Company translated its assets and liabilities into U.S. dollars using end of period exchange rates and revenues and expenses are translated into U.S. dollars using weighted average rates. Foreign currency translation adjustments are reported as a separate component of accumulated other comprehensive income (loss) within stockholders’ equity deficit.

The Company converts receivables and payables denominated in other than the Company’s functional currency at the exchange rate as of the balance sheet date. The resulting transaction exchange gains or losses related to intercompany receivable and payables, are included in other income and expense.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

Comprehensive Loss

The Company reports comprehensive loss and its components in its consolidated financial statements. Comprehensive loss consists of net loss and foreign currency translation adjustments, affecting stockholders’ equity deficit that, under U.S, GAAP, is excluded from net loss.

Revenue Recognition

The Company recognizes revenue in accordance with the terms stipulated under the patient service contract. In various situations, the Company receives certain payments for DCVax®-L for patient treatment. These payments are assessed and recognized in accordance with ASC 606 in the period when the performance obligation has been met.

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

Research and Development Costs

Research and development costs are charged to operations as incurred and consist primarily of clinical trial related costs (including costs for collection, validation and analysis of trial results), related party manufacturing costs, consulting costs, contract research and development costs, clinical site costs and compensation costs.

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

Stock Based Compensation

The Company measures stock-based compensation to employees, consultants, and Board members at fair value on the grant date of the award. Compensation cost is recognized as expense on a straight-line basis over the requisite service period of the award. For awards that have a performance condition, compensation cost is measured based on the fair value of the award on the grant date, the date performance targets are established, and is expensed over the requisite service period for each separately vesting tranche when achievement of the performance condition becomes probable. The Company assess the probability of the performance conditions being

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

met on a continuous basis. Forfeitures are recognized when they occur. Prior to January 1, 2019, share-based compensation cost for non-employees was re-measured at every reporting period.

The Company estimates the fair value of stock option grants that do not contain market-based vesting conditions using the Black-Scholes option pricing model and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

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

Sequencing

The Company adopted a sequencing policy under ASC 815-40-35 whereby in the event that reclassification of contracts from equity to liabilities is necessary pursuant to ASC 815 due to the Company’s inability to demonstrate it has sufficient authorized shares. This was previously the result of certain financial instruments with a potentially indeterminable number of shares and most recently due to the company committing more shares than authorized. While temporary suspensions are in place to keep the potential exercises beneath the number authorized, certain instruments are classified as liabilities, after allocating available authorized shares on the basis of the earliest grant date of potentially dilutive instruments. Pursuant to ASC 815, issuance of stock based awards to the Company’s employees, nonemployees or directors are not subject to the sequencing policy.

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

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

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

Debt

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This ASU is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company is currently evaluating the impact this ASU will have on the its consolidated financial statements and related disclosures.

4. Fair Value Measurements

In accordance with ASC 820 (Fair Value Measurements and Disclosures), the Company uses various inputs to measure the outstanding warrants, certain embedded conversion feature associated with convertible debt and contingent payable to Cognate BioServices on a recurring basis to determine the fair value of the liability.

	Fair value measured at December 31, 2020
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$354,972	$—	$—	$354,972
Embedded conversion option	2,507	—	—	2,507
Contingent payable derivative liability	8,275	—	—	8,275
Total fair value	$365,754	$—	$—	$365,754

	Fair value measured at December 31, 2019
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$20,213	$—	$—	$20,213
Contingent payable derivative liability	7,261	—	—	7,261
Total fair value	$27,474	$—	$—	$27,474

There were no transfers between Level 1, 2 or 3 during the years ended December 31, 2020 and 2019.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

The following table presents changes in Level 3 liabilities measured at fair value for the years ended December 31, 2020 and 2019. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

			Contingent
		Embedded	Payable
	Warrant	Conversion	Derivative
	Liability	Option	Liability	Total
Balance - January 1, 2019	$29,995	$357	$—	$30,352
Additional contingent liability in connection with a settlement agreement	—	—	6,602	6,602
Additional warrant liability	4,110	—	—	4,110
Extinguishment of derivative liabilities	—	(3)	—	(3)
Extinguishment of warrant liabilities related to warrants exercised for cash	(1,759)	—	—	(1,759)
Change in fair value	(12,133)	(354)	659	(11,828)
Balance - December 31, 2019	20,213	—	7,261	27,474
Additional warrant liability	18,864	—	—	18,864
Reclassification of warrant liabilities	(110,471)	—	—	(110,471)
Extinguishment of embedded conversion option due to debt conversion and debt repayment	—	(8,271)	—	(8,271)
Additional embedded conversion option	—	2,807	—	2,807
Change in fair value	426,366	7,971	1,014	435,351
Balance - December 31, 2020	$354,972	$2,507	$8,275	$365,754

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities and embedded conversion feature that are categorized within Level 3 of the fair value hierarchy as of December 31, 2020 and 2019 is as follows:

	As of December 31, 2020
	Warrant	Embedded	Contingent Payable
	Liability	Conversion Option	Derivative Liability
Strike price	$0.28	$0.59	$1.53
Contractual term (years)	1.6	0.9	1.4
Volatility (annual)	116%	106%	126%
Risk-free rate	0.2%	0.1%	0.1%
Dividend yield (per share)	0%	0%	0%

	As of December 31, 2019
	Warrant	Contingent Payable
	Liability	Derivative Liability
Strike price	$0.21	$0.21
Contractual term (years)	1.4	1.0
Volatility (annual)	74%	62%
Risk-free rate	2%	2%
Dividend yield (per share)	0%	0%

* contingent payable derivative liability based on stock price as of December 31, 2020 and December 31, 2019

5. Flaskworks Acquisition

On August 28, 2020, the Company completed the acquisition of Flaskworks (the “Acquisition”), whereby Flaskworks became a wholly-owned subsidiary of the Company.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

The Unit Purchase Agreement was executed and closed on August 28, 2020. The Company acquired 100% of the ownership units of Flaskworks. Flaskworks was previously owned by its technical founders and Corning Inc. The technical team from Flaskworks has joined the Company as part of the Acquisition. It is anticipated that the Flaskworks system will enable substantial scale-up of production volumes of DCVax products and substantial reduction of production costs. The Company’s buildout of the Sawston, UK facility has been designed to proceed in phases, as modules, both for efficiency in the timing of capital costs and to allow flexibility in operations and usage. The Company anticipates that implementation of the Flaskworks system will enable certain phases of the buildout to be simplified and streamlined.

The total purchase price was approximately $4.3 million, of which $1.7 million was paid in cash at closing, up to $2.01 million will be paid in stock subject to milestone-based vesting (see Note 6), and $0.7 million was paid in either cash or stock, or a combination thereof, within 120 days after the closing. Between October and December 2020, $0.5 million was paid in cash upon the seller’s election.

In addition to the $0.5 million cash payment, on December 25, 2020, upon the seller’s election, the Company issued 654,762 shares in equivalent of $0.2 million special consideration payment pursuant to the Unit Purchase Agreement. The $0.336 per share price was established by the Unit Purchase Agreement. The incremental change in fair value of the shares resulting from market price increase was approximately $0.9 million, which was recognized as a component of general and administrative expense in the consolidated statement of operations.

Based on the Company's preliminary valuation, the total estimated consideration of $2.1 million has been allocated to assets acquired and liabilities assumed as of the acquisition date as follows (amount in thousands):

Cash	$146
Current assets	135
Fixed assets, net	188
Indefinite-lived intangible asset	1,292
Security deposits	8
Total assets acquired	1,769
Accounts payable	(12)
Accrued expenses	(240)
Total liabilities assumed	(252)
Net identifiable assets acquired	1,517
Goodwill	626
Total estimated consideration (1)	$2,143

Less special consideration paid in cash and stock	$(465)
Less cash acquired	(146)
Total consideration paid, net of cash acquired	$1,532
(1)	The purchase price allocation excludes $2.01 million stock consideration, which was recorded as stock-based compensation for accounting purposes, although the treatment for tax purposes is anticipated to be different (see Note 6), and $0.2 million payable for services not related to the Acquisition in either cash or stock within 120 days after the closing.

The Acquisition was accounted for under the acquisition method of accounting in accordance with US GAAP. As such, results of operations for Flaskworks are included in the accompanying consolidated statements of operations since the Acquisition date, and the assets acquired and liabilities assumed were recorded at their fair value as of the Acquisition date.

Accordingly, goodwill has been measured as the excess of the total consideration over the amounts assigned to the identifiable assets acquired and liabilities assumed. Based on the Company's preliminary valuation, the Company recorded goodwill of approximately $0.6 million, which was primarily related to the acquisition of the assembled workforce and other indefinite-lived intangible asset of approximate $1.3 million in connection with the Acquisition. The $0.6 million of goodwill is expected to be deductible for tax purposes.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

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

6. Stock-based Compensation

The following table summarizes total stock-based compensation expense recognized for the years ended December 31, 2020 and 2019 (in thousands):

	For the years ended
	December 31,
	2020	2019
Research and development	$19,792	$471
General and administrative (1)	32,163	1,350
Total stock-based compensation expense	$51,955	$1,821
(1)	The general and administrative expense during the years ended December 31, 2020 and 2019 is related to the applicable vesting portion of stock options awards made in the past and new options granted during the year ended December 31, 2020 to directors, employees and external consultants.

The Black-Scholes option pricing model is used to estimate the fair value of stock options granted. The weighted average assumptions used in calculating the fair values of stock options that were granted during the years ended December 31, 2020 and 2019:

	For the years ended
	December 31,
Grant Date	2020	2019
Exercise price	$0.26	$0.20
Expected term (years)	5.2	5.6
Expected stock price volatility	98%	86%
Risk-free rate of interest	0%	1%

The total unrecognized compensation cost was approximately $17 million as of December 31, 2020, and will be recognized over the next 1.8 years.

Stock Options

Equity Compensation Plan

On May 29, 2020, the Board of Directors of the Company approved a new equity compensation plan (the “Plan”). The Company’s prior plan was adopted in 2007, was updated in amended and restated plans that were approved by shareholders in 2012 and 2013, and expired in 2017 (the “Prior Plan”).

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

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

The following table summarizes stock option activity for the Company’s option plans during the years ended December 31, 2020 and 2019 (amount in thousands, except per share number):

				Weighted
				Average
		Weighted		Remaining
	Number of	Average Exercise		Contractual Life	Total Intrinsic
	Shares	Price		(in years)	Value
Outstanding as of January 1, 2019	100,159	0.24		9.3	—
Granted	4,500	0.22		10.4	—
Outstanding as of December 31, 2019	104,659	$0.24		8.4	$—
Granted (Approved 2018-2020) (1)	208,525	0.37	(3)	10.0	—
Cashless exercise	(94)	0.34		—	—
Forfeited/expired	(4,250)	0.22		—	—
Outstanding as of December 31, 2020	308,840	$0.33		8.9	$372,219
Options vested (2)	223,720	$0.30		8.7	$276,432
(1)	The options granted during the year ended December 31, 2020 included options already approved at various times during the 3 years 2018 - 2020 but not issued until Q3 2020, and also included options that will vest for performance and milestones going forward over the next 2 years. The options included awards to key external consultants and vendors in addition to internal parties.
(2)	Approximately 128 million vested options as of December 31, 2020 are not exercisable until January 15, 2021. See Note 15 below under Subsequent Events for more information about additional options suspensions for further periods.
(3)	The weighted average exercise price of the Q3 2020 options was initially $0.25. However, subsequently, the exercise price was amended to a weighted average exercise price of $0.36.

Stock Options Modification

On April 30, 2020, the Company's CEO, Linda Powers agreed to not exercise approximately 39.2 million existing options held by her for 6 months, until November 1, 2020 and correspondingly extended the contractual term for 6 months. The Company recognized approximately $78,000 of incremental stock-based compensation for this modification during the year ended December 31, 2020, based on the following weighted average assumptions:

	Post Modification	Pre Modification
Exercise price	$0.23	$0.23
Expected term (years)	4.3	4.0
Expected stock price volatility	97%	97%
Risk-free rate of interest	0%	0%

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

For another officer, on August 5, 2020, the Company cancelled 1.75 million options which were originally issued in December 2019 and issued 3 million options (the “Replacement Options”) with an exercise price of $0.22 and vesting of 1/3 immediately and the remaining 2/3 vesting ratably over the following 24 months from the grant date. The incremental stock-based compensation for this modification was approximately $0.3 million based on the following weighted average assumptions, which will be amortized over the new vesting terms.

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

On December 1, 2020, the Company issued 1.5 million shares of common stock based upon the Flaskworks team having completed a significant milestone, in accordance with the Rights Issuance Agreement entered on August 28, 2020. During the year ended December 31, 2020, the Company recognized approximately $1.0 million stock-based compensation related to the Flaskworks Acquisition. Approximate $0.5 million was recognized in general and administrative and $0.5 million was recognized in research and development.

7. Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31, 2020 and 2019 (in thousands):

	December 31,	December 31,	Estimated
	2020	2019	Useful Life
Leasehold improvements	$81	$186	Lesser of lease term or estimated useful life
Office furniture and equipment	219	59	3-5 years
Computer equipment and software	1,403	611	3-5 years
Land in the United Kingdom	93	90	NA
	1,796	946
Less: accumulated depreciation	(756)	(665)
Total property, plant and equipment, net	$1,040	$281

Construction in progress	$9,074	$1,685

Depreciation expense was approximately $87,000 and $21,000 for the years ended December 31, 2020 and 2019, respectively.

Construction in Progress

In connection with the Company’s manufacturing facility in U.K, the Company has incurred and is incurring costs with certain vendors to design and build out certain stages of the facility. Additionally, the Company purchased certain manufacturing equipment that has been or will be installed in connection with the buildout. These costs were all capitalized and recorded as part of construction in progress as of December 31, 2020 and 2019. Upon completion of the buildout, all costs associated with the buildout will be recorded as manufacturing equipment or leasehold improvement, and amortized over the estimated useful life of the facility.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

8. Notes Payable

The following two tables summarize outstanding debt as of December 31, 2020 and December 31, 2019, respectively (amount in thousands):

		Stated				Embedded
		Interest	Conversion		Remaining	Conversion	Carrying
	Maturity Date	Rate	Price	Face Value	Debt Discount	Option	Value
Short term convertible notes payable
6% unsecured (1)	Due	6%	$3.09	$135	$—	$—	$135
8% unsecured (3) (4)	4/30/2021	8%	$0.85	2,125	(937)	2,507	3,695
				2,260	(937)	2,507	3,830
Short term notes payable
8% unsecured (5)	Various	8%	N/A	1,785	(51)	—	1,734
10% unsecured (6)	Various	10%	N/A	263	—	—	263
12% unsecured (7)	On Demand	12%	N/A	440	—	—	440
				2,488	(51)	—	2,437
Long term notes payable
8% unsecured (10)	Various	8%	N/A	7,160	(496)	—	6,664
6% secured (11)	3/25/2025	6%	N/A	1,843	—	—	1,843
				9,003	(496)	—	8,507

Ending balance as of December 31, 2020				$13,751	$(1,484)	$2,507	$14,774

		Stated
		Interest	Conversion		Remaining	Carrying
	Maturity Date	Rate	Price	Face Value	Debt Discount	Value
Short term convertible notes payable
6% unsecured (1)	Due	6%	$3.09	$135	$—	$135
10% unsecured (2)	4/18/2020	10%	$0.22	500	(67)	433
				635	(67)	568
Short term notes payable
8% unsecured (5)	Various	8%	N/A	555	(43)	512
10% unsecured (6)	Various	10%	N/A	3,551	(73)	3,478
12% unsecured (7)	On Demand	12%	N/A	440	—	440
0% unsecured (8)	8/1/2020	0%	N/A	1,156	(85)	1,071
				5,702	(201)	5,501
Short term notes payable - related parties
10% unsecured - Related Parties (9)	On Demand	10%	N/A	66	—	66
				66	—	66
Long term notes payable
8% unsecured (5)	Various	8%	N/A	7,008	(420)	6,588
				7,008	(420)	6,588

Ending balance as of December 31, 2019				$13,411	$(688)	$12,723
(1)	This $135,000 note as of December 31, 2020 and 2019 consists of two separate 6% notes in the amounts of $110,000 and $25,000. In regard to the $110,000 note, the Company has made ongoing attempts to locate the creditor to repay or convert this note, but has been unable to locate the creditor to date. In regard to the $25,000 note, the holder has elected to convert these notes into equity, the Company has delivered the applicable conversion documents to the holder, and the Company is waiting for the holder to execute and return the documents.
(2)	In February 2020, the Company entered into multiple one-year convertible notes (the “February Notes”) with multiple holders (the “Holders”) for an aggregate principal amount of $1.0 million. The Notes are convertible into common shares of the Company at $0.21 per share and bear interest at the rate of 10% per annum. Upon issuance of the February Notes, the Holders also received a 2-year warrant to purchase a total of 1.4 million common shares of the Company at an exercise price of $0.35 per share. The fair value of the warrants was approximately $79,000 on the grant date.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

During the year ended December 31, 2020, the Company converted the entire February Notes, including $68,000 accrued interest into approximate 5.1 million shares of the Company's common stock.

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

On August 3, 2020, the Company converted approximately $0.8 million of outstanding principal and $26,000 of accrued interest of the April Note into approximately 5.1 million shares of common stock and 2.5 million warrants with fair value of approximately $2.4 million. The Company also extinguished $1.5 million embedded derivative liability and $0.2 million unamortized debt discount upon the conversion. The Company recorded approximately $0.3 million debt extinguishment loss.

In April 2020, the Company entered into a Note Amendment Agreement (the “Amendment”) with an individual holder of a short-term convertible note, primarily to agree on the following changes:

-	Reclassed $75,000 accrued interest as of amendment date to the outstanding principal amount;
-	Extended the maturity date of a convertible note with approximately $0.6 million of principal outstanding, as of the amendment date, to October 18, 2020 (the “Amended Note”);
-	Reduced the conversion price from $0.22 to $0.181
-	Issued a new 2-year warrant for up to 2.3 million shares of the Company’s common stock at an exercise price of $0.25 per share valued at $115,000 on the amendment date;

The amendment was recognized as a debt extinguishment, resulting in a loss on debt extinguishment of approximately $70,000.

During the year ended December 31, 2020, the Company converted the entire Amended Note of approximately $0.6 million, including $28,000 accrued interest into approximately 3.3 million shares of common stock.

(3)	In May 2020, the Company entered into a six-month convertible note (the “May Note”) with an individual investor (the “Holder”) with an aggregate principal amount of $0.6 million. The May Note contains an original issue discount (“OID”) in the amount of $50,000.

The May Note bears interest at the rate of 8% per annum and is convertible into common shares of the Company at $0.25 plus a warrant to purchase a number of exercise shares equal to 40% of the number of common shares issued upon conversion (the “Conversion Warrants”). The Conversion Warrants will be exercisable until November 28, 2022 beginning on November 1, 2020 with exercise price of $0.25 per share. The conversion option within the May Note required bifurcation at fair value, which was approximately $0.5 million on the issuance date, resulting in additional debt discount to the May Note.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

On October 1, 2020, the Company converted the entire $0.6 million of the May Note including $19,000 accrued interest, into approximately 2.3 million shares of the Company's common stock and 0.9 million warrants with fair value of approximate $3.4 million. The Company also extinguished $2.8 million embedded derivative liability upon the conversion.

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

(4)	In October 2020, the Company entered into a convertible note (the "October Note") with the same investor as the August Note (the "Holder") with an aggregate principal amount of $2.1 million. The October Note contains OID in the amount of $200,000.

The October Note bears interest at the rate of 8% per annum and is convertible into common shares of the Company at $0.85 plus a warrant to purchase a number of exercise shares equal to 30% of the number of common shares issued upon conversion (the "Conversion Warrants"). The Conversion Warrants will be exercisable until January 12, 2022 beginning on January 15, 2021 with exercise price of $2.00 per share. The conversion option within the October Note is required to be bifurcated at fair value, which was approximately $1.4 million on the issuance date, resulting in additional debt discount of $1.4 million to the October Note.

(5)	During the year ended December 31, 2020, the Company converted approximately $5.8 million of outstanding principal and $0.6 million of accrued interest into approximately 29.1 million shares of the Company’s common stock with a fair value of $7.6 million. The Company recognized approximately $1.2 million in debt extinguishment loss from this conversion.
(6)	In May 2020, the Company converted approximately $0.3 million of outstanding principal and accrued interest into approximately 1.3 million shares of the Company’s common stock with a fair value of $0.5 million. The Company recognized approximately $0.2 million in debt extinguishment loss from this conversion.

In August 2020, the Company extinguished approximately $1.5 million of outstanding principal and accrued interest into approximately 4.8 million shares of the Company's common stock and 1.7 million warrants. The Company also modified certain existing warrants and issued additional 6.5 million warrants consideration for certain suspension. The Company also agreed to amend the remaining outstanding $1.5 million outstanding debt. The note became convertible at a conversion price of $0.34 (the “Amended August Note”). The amendment was accounted as debt extinguishment and the Company recognized approximately $1.6 million in debt extinguishment loss from this transaction.

During the year ended December 31, 2020, the Company made $0.1 million cash payment and converted approximate $1.4 million outstanding debt including $15,000 accrued interest into approximately 4.1 million shares of the Company’s common stock.

During the year ended December 31, 2020, the Company entered into multiple Note Extension Agreements with multiple holders, primarily resulting in the following changes:

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

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

The Note Extension Agreements for approximately $2.3 million of outstanding principal of promissory notes was recognized as a debt modification, while the amendments for approximately $1.0 million of outstanding principal of promissory notes was recognized as a debt extinguishment, resulting in a loss on extinguishment of debt of approximately $0.1 million.

(7)	The $440,000 balance of outstanding principal as of December 31, 2020 and 2019 consists of two separate 12% demand notes in the amounts of $300,000 and $140,000.
(8)	On May 28, 2019, the Company issued a deferred note to a third-party vendor pursuant to a settlement agreement resolving past matters and providing for the restart of DCVax®-Direct Production. During the year ended December 31, 2020, the Company made full repayment of $1.2 million to the note holder.
(9)	On September 26, 2018, Advent BioServices (“Advent”), a related party of the Company, provided a short-term loan in the amount of $65,000. The loan bore interest at 10% per annum, and is payable upon demand, with 7 days’ prior written notice to the Company. During the year ended December 31, 2020, the Company made full repayment to Advent, including all outstanding interest.

Between February and May 2020, the Company entered into multiple demand loan agreements with Leslie Goldman, the Company’s Senior Vice President, General Counsel, for an aggregate principal amount of $0.3 million (the “Goldman Notes”). The Goldman Notes bear interest rate at 10% per annum, and are repayable upon 15 days' notice from Mr. Goldman.

The Goldman Notes are convertible into common shares of the Company at conversion prices ranging from $0.23 to $0.25 per share. Additionally, the Company agreed to issue warrants to Mr. Goldman to purchase 0.6 million shares of the Company’s common stock (the “Initial Warrants”) in conjunction with the Goldman Notes. The Initial Warrants have a five - year term and are exercisable at prices ranging from $0.23 and $0.25 per share. The fair value of the Initial Warrants was approximately $66,000, which was recognized as debt discount to the Goldman Notes at the issuance date. The conversion option within the Goldman Notes were required to be bifurcated at fair value, which was approximately $36,000 on the issuance date, resulting in additional debt discount to the Goldman Notes.

Upon conversion, Mr. Goldman would also receive a five-year term warrant to purchase a number of the Company’s common shares equal to 50% of the number of common shares issued upon conversion of the Goldman Notes (the “Conversion Warrants”). The Conversion Warrants will be exercisable at $0.25 per share.

During the year ended December 31, 2020, the Company made full repayment of $0.3 million to Mr. Goldman, including all outstanding interest. Upon the repayment, the Company also extinguished $1.6 million embedded derivative liability, which was recorded as debt extinguishment gain.

(10)	During the year ended December 31, 2020, the Company entered into two note purchase agreements (the “Notes”) with same investor for an aggregate principal amount of approximate $7.2 million. The Notes bear interest at 8% per annum with 21-month term. There are no repayments during the first 7 months of the term. The Notes are amortized in 14 installments starting in month 8. The Notes carry an original issue discount of $650,000 and $10,000 legal costs that were reimbursable to the investor.
(11)	Cambridge Loan

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

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

In conjunction with the Loan, the Company agreed to enter into a Security Agreement with the Lender under which the Company granted a security interest in the Company’s 17-acre property in Sawston, U.K. to secure the Loan.  No other tangible or intangible assets of the Company or its subsidiaries are subject to any security interest. Such security interest on the 17-acre property will be released upon completion of repayment

PPP Loan

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

The Company submitted a PPP loan forgiveness application to the Lender on October 26, 2020, with the amount which may be forgiven equal to the sum of qualifying expenses, including payroll costs, covered rent obligations, and covered utility payments incurred by the Company during the twenty-four week period beginning on May 20, 2020, calculated in accordance with the terms of the CARES Act. The forgiveness application was approved on December 7, 2020. The Company recorded approximate $0.4 million debt extinguishment gain from the forgiveness of PPP Loan.

The following table summarizes total interest expenses related to outstanding debt for the years ended December 31, 2020 and 2019, respectively (in thousands):

	For the year ended
	December 31,
	2020	2019
Interest expenses related to outstanding notes:
Contractual interest	$1,231	$1,168
Amortization of debt discount	2,891	1,430
Total interest expenses related to outstanding notes	4,122	2,598
Interest expenses related to outstanding notes to related parties:
Contractual interest	20	366
Amortization of debt discount	122	—
Total interest expenses related to outstanding notes to related parties	142	366
Interest expenses related to forbearance of debt to related parties	4,270	—
Other interest expenses	10	11
Total interest expense	$8,544	$2,975

The following table summarizes the principal amounts of the Company’s debt obligations as of December 31, 2020 (amount in thousands):

	Payment Due by Period
		Less than	1 to 2	3 to 5
	Total	1 Year	Years	Years
Short term convertible notes payable
6% unsecured	$135	$135	$—	$—
8% unsecured	2,125	2,125	—	—
Short term notes payable
8% unsecured	1,785	1,785	—	—
10% unsecured	263	263
12% unsecured	440	440	—	—
Long term notes payable
8% unsecured	7,160	—	7,160	—
6% secured	1,843	—	—	1,843
Total	$13,751	$4,748	$7,160	$1,843

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

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

The following securities were not included in the diluted net loss per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the year ended
	December 31,
	2020	2019
Common stock options	308,840	104,659
Common stock warrants	328,979	347,734
Contingently issuable warrants	2,774	11,739
Convertible notes and accrued interest	2,617	2,617
Potentially dilutive securities	643,210	466,749

10. Related Party Transactions

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

Related Party Expenses and Accounts Payable

The following table summarizes expenses incurred to related parties (i.e., amounts invoiced) during the year ended December 31, 2020 and 2019 (amount in thousands) (some of which were for previous periods’ services and remain unpaid as noted in the second table below):

	For the year ended
	December 31,
	2020	2019
		(As revised) (Note 14)
Advent BioServices	$7,543	$5,735

During the years ended December 31, 2020 and 2019, the Company capitalized $3.6 million and $0.9 million costs related to Sawston buildout in addition to the costs disclosed in the above table.

The following table summarizes outstanding unpaid accounts payable and the accrued amount under the SOWs relating to the Sawston Facility and the compassionate use programs held by related parties as of December 31, 2020 and outstanding unpaid accounts payable

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

as of December 31, 2019 (amount in thousands). These unpaid amounts include part of the expenses reported in the table above and also certain expenses incurred in prior periods.

	December 31, 2020	December 31, 2019
		(As revised) (Note 14)
Advent BioServices – amount invoiced	$3,734	$834
Advent BioServices – amount accrued	1,629	3,002
Accounts payable and accrued expenses to Advent BioServices	$5,363	$3,836

Related Parties Loans

Linda F. Powers - Demand Loans

Between February 2018 and April 2018, the Company’s Chief Executive Officer, Linda Powers, loaned the Company aggregate funding of $5.4 million pursuant to convertible Notes. The Notes were 15-day demand notes, for loans provided as short-term bridge loans. However, repayment was not completed for nearly 1-1/2 years.

During the year ended December 31, 2019, the Company repaid the $5.4 million principal and approximately $0.8 million interest.

Loan from Advent BioServices

Advent BioServices provided a short-term loan to the Company in the amount of $65,000 on September 26, 2018. The loan bore interest at 10% per annum, and is payable upon demand, with 7 days’ prior written notice to the Company.

During the year ended December 31, 2020, the Company made full repayment of $73,000 to Advent, including all outstanding interest.

Loan from Leslie Goldman

During the year ended December 31, 2020, the Company's Senior Vice President, General Counsel, Leslie Goldman, loaned the Company $315,000 pursuant to various convertible notes (the “Notes”). The Notes bore interest rate at 10% per annum and fifty percent warrant coverage, and are repayable upon 15 days' notice from the holder. The Notes were convertible, in whole or in part, into stock together with warrants.

During the year ended December 31, 2020, the Company made full repayment of $0.3 million to Mr. Goldman, including all outstanding interest.

Warrants issued to Linda Powers

On July 2, 2020, the Company issued approximately 15.2 million warrants (the "Forbearance Warrants") to Ms. Powers in consideration for Ms. Powers' previously reported forbearance and extension of loans of $5.4 million from Ms. Powers to the Company. These warrants were approved by the Board in November 2018 when the loans were long overdue, as previously reported, and the warrants were re-approved in January 2020, but were not issued until July 2, 2020.

The Forbearance Warrants have an exercise price of $0.21 per share with 5-year contractual term. The fair value of the Forbearance Warrants was approximately $4.3 million on the grant date, which was recognized as an additional interest expense.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

The following table summarizes total interest expenses related to outstanding notes to related parties for the three months and nine months ended December 31, 2020 and 2019, respectively (in thousands):

	For the year ended
	December 31, 2020
	2020	2019
Interest expenses related to outstanding notes to related parties:
Contractual interest	$20	$366
Amortization of debt discount	122	—
Interest expenses related to forbearance of debt to related parties	4,270	—
Total interest expense	$4,412	$366

11. Stockholders’ Deficit

2020 Activities

Registered Direct Offering

Between January and February 2020, the Company issued an aggregate of 34.5 million shares of its common stock in a registered direct offering (the “Offering”). The net proceeds from the Offering were approximately $5.7 million, after deducting offering costs of $0.4 million paid by the Company.

In connection with the Offering, the Company also issued approximately 8.5 million 2-year term warrants with an exercise price of $0.25 per share to the investors and approximately 0.8 million 2-year term warrants with an exercise price between $0.17 and $0.21 per share to placement agent in this direct offering. The fair value of these new issued warrants was approximately $1.0 million. Additionally, the Company agreed to extend by twelve months the maturity date of certain existing warrants already held by some of those investors. The Company recorded an incremental change of approximately $2.5 million on the fair value of warrants due to the modifications, which was recorded as part of offering cost during the year ended December 31, 2020.

During April 2020, the Company issued an aggregate of 19.9 million shares of its common stock and 11.3 million new issued warrants in a registered direct offering (the "April Financing"). The common stock was offered at a price of $0.153 per share. The warrants are exercisable at $0.20 per share. The net proceeds from the April Financing were approximately $3.0 million, after deducting offering costs of $68,000 paid by the Company. An approximate $0.8 million of proceeds were allocated to warrant liabilities.

During May 2020, the Company issued an aggregate 14.2 million shares of its common stock and 5.6 million new issued warrants in a registered direct offering (the "May Financing"). The common stock was offered at a price between $0.17 and $0.225 per share. The warrants have an exercise price between $0.22 and $0.23 per share and an exercise period between 1.5-2.5 years. The Company received approximately $2.9 million from the May Financing. An approximate $0.9 million of proceeds were allocated to warrant liabilities.

All of the warrants issued in the May Financings were not exercisable until November 1, 2020. In addition, as part of these agreements, the investors who have existing outstanding warrants that had not already been suspended until November 1, suspended approximately 14.6 million existing warrants until November 1, 2020.

On August 5, 2020, the Company entered into financings totaling approximately $8 million (the "August Financing"). The financings were comprised of:

●	Approximately $7 million from an offering at $0.32 per share of newly registered common stock of approximately 21.8 million shares with 20-35% warrants coverage. The warrants are exercisable at $0.34 per share for approximately 5.3 million shares, with an exercise period of 18 to 30 months. The fair value of these 5.3 million warrants was approximately $1.5 million.
●	$1 million from a convertible note (the "August Note") which is convertible at $0.345 per share. The August Note carries no warrants unless it is converted. If, and only to the extent, the note is converted it will carry 35% warrants exercisable at $0.34 per share.

NORTHWEST BIOTHERAPEUTICS, INC.
Notes to the Consolidated Financial Statements
●	All of the new warrants issued in the August Financing were suspended until December 15, 2020.
●	In addition, as part of these agreements, the investors who have existing outstanding warrants that had not yet been suspended, suspended approximately 75.5 million additional existing warrant exercise shares until December 15, 2020. In consideration for the suspension of the 75.5 million existing warrant shares as part of the August Financing, the Company issued approximately 12.5 million warrants with an exercise price of $0.34 per share and an exercise period ranging from approximately 13.5 to 25.5 months following the termination of the suspensions. These suspension consideration warrants were also suspended until the same December date.
●	Only the common stock sold directly or underlying the warrants and convertible note were registered in this transaction.

On October 12, 2020, the Company entered into financings totaling approximately $11.9 million (the “Offering”). The financings were comprised of:

●	Approximately $10 million from an offering at $0.816 per share (based upon the average 10 day closing price ending on October 12, 2020) of newly registered common stock of approximately 12.2 million shares with 30% warrants coverage. The warrants are exercisable at an exercise price of $2.00 per share for approximately 3.6 million shares, with an exercise period of 12 months (following a 3-month suspension after issuance). The fair value of these 3.6 million warrants was approximately $1.2 million.
●	Approximately $1.9 million from a convertible note which is convertible at $0.85 per share (the “Note”). The Note carries no warrants unless it is converted. If, and only to the extent, the Note is converted it will carry 30% warrants with an exercise price of $2.00 per share and an exercise period of 12 months (following a 3-month suspension after issuance).
●	All of the new warrants issued in the Offering are suspended until January 15, 2021.

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

Warrants Exercised for Cash

During the year ended December 31, 2020, the Company issued 47.5 million shares of its common stock from warrants exercised for cash. The Company received $13.9 million in cash.

Cashless Warrants Exercise

During the year ended December 31, 2020, The Company issued approximately 7.1 million shares of common stock upon 8.6 million warrant cashless exercises with weighted average exercise price of $0.22.

Debt Conversion

During the year ended December 31, 2020, the Company converted approximately $13.9 million outstanding debt and interest into 58.4 million shares of common stock and 6.2 million warrants, see Note 8 for further details.

Flaskworks Shares Issuance

On December 1, 2020, the Company issued 1.5 million shares of common stock based upon the Flaskworks team having completed a significant milestone, in accordance with the Rights Issuance Agreement entered on August 28, 2020.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

On December 25, 2020, upon the seller’s election, the Company issued 0.7 million shares in equivalent of $0.2 million special consideration payment pursuant to the Unit Purchase Agreement. The $0.336 per share price was established by the Unit Purchase Agreement. The incremental change in fair value of the shares resulting from market price increase was approximately $0.9 million, which was recognized as additional general and administrative expense on the consolidated statement of operations.

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

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

Stock Purchase Warrants

The following is a summary of warrant activity for the years ended December 31, 2020 and 2019 (dollars in thousands, except per share data):

	Number of	Weighted Average	Remaining
	Warrants	Exercise Price	Contractual Term
Outstanding as of January 1, 2019	372,153	$0.29	1.97
Warrants granted	8,067	0.23
Warrants exercised for cash	(9,532)	0.23
Warrants expired and cancelled	(11,215)	0.62
Outstanding as of December 31, 2019	359,473	$0.27	1.42
Warrants granted	88,658	0.22
Contingently issuable warrants (1)	2,774	1.48
Warrants exercised for cash	(47,511)	0.29
Cashless warrants exercise	(8,631)	0.22
Warrants expired and cancelled	(63,010)	0.32
Outstanding as of December 31, 2020 (2)	331,753	$0.28	1.61

(1)	The approximately 2.8 million warrants represent compensation warrants to be issued to the Company’s CEO, Linda Powers, in accordance with her warrants and options suspension agreement dated November 1, 2020.
(2)	As of December 31, 2020, approximately 62.1 million warrants were not exercisable until January 15, 2021. Subsequent to January 15, 2021, the Company suspended 58.8 million warrants until February 28, 2021.

As of December 31, 2020, approximately 272.8 million warrants were treated as liability warrants due to the sequencing policy (see note 3).

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

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

On October 31, 2020, the Company further extended the suspension of approximately 157 million of those 171 million warrants and options through December 15, 2020. Furthermore, other holders agreed to new suspensions of approximately 21 million additional warrants (in addition to the 157 million suspended) through December 15, 2020, making for a total of approximately 178 million suspensions through December 15, 2020.

Still another 96 million warrants (beyond the 178 million described above) were also suspended earlier in connection with other new share purchases. Consequently, a total of approximately 274 million warrants and options were suspended through December 15, 2020.

On December 15, 2020, the Company further extended the suspension of approximately 183 million warrants and options held by the Company’s certain officers and board of directors until January 15, 2021. Total warrants and options suspended until January 15, 2021 were approximately 190 million. See Note 15 below under Subsequent Events for more information about additional suspensions of warrants and options suspensions for further periods.

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

At December 31, 2020, the Company had operating lease liabilities of approximately $5.1 million for both the 20-year lease of the building for the manufacturing facility in Sawston, U.K., and the current office lease in the U.S. and ROU of approximately $4.5 million for the Sawston lease and US office lease, which were included in the consolidated balance sheet.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

The following summarizes quantitative information about the Company’s operating leases (amount in thousands):

	For the Year ended
	December 31, 2020
	U.K	U.S	Total
Lease cost
Operating lease cost	$610	$330	$940
Short-term lease cost	44	—	44
Variable lease cost	45	20	65
Total	$699	$350	$1,049

Other information
Operating cash flows from operating leases	$(661)	$(332)	$(993)
Weighted-average remaining lease term - operating leases	9.1	0.2
Weighted-average discount rate - operating leases	12%	12%

	For the Year ended
	December 31, 2019
	U.K	U.S	Total
Lease cost
Operating lease cost	$607	$247	$854
Short-term lease cost	50	81	131
Variable lease cost	—	15	15
Total	$657	$343	$1,000
Other information
Operating cash flows from operating leases	$—	$(244)	$(244)
Weighted-average remaining lease term – operating leases	10.0	0.9
Weighted-average discount rate – operating leases	12%	12%

The Company recorded lease costs as a component of general and administrative expense during the years ended December 31, 2020 and 2019.

Maturities of our operating leases, excluding short-term leases, are as follows:

	U.K	U.S	Total
Year ended December 31, 2021	$644	$84	$728
Year ended December 31, 2022	644	—	644
Year ended December 31, 2023	644	—	644
Year ended December 31, 2024	644	—	644
Thereafter	8,990	—	8,990
Total	11,566	84	11,650
Less present value discount	(6,565)	(2)	(6,567)
Operating lease liabilities included in the Consolidated Balance Sheet at December 31, 2020	$5,001	$82	$5,083

Manufacturing Services Agreements

The Company has a manufacturing services agreement with Advent BioServices in the U.K.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

Advent BioServices

On May 14, 2018, the Company entered into a DCVax®-L Manufacturing and Services Agreement (“MSA”) with Advent BioServices, a related party which was formerly part of Cognate BioServices and was spun off separately as part of an institutional financing of Cognate. The Advent Agreement provides for manufacturing of DCVax-L products at an existing facility in London. The Agreement is structured in the same manner as the Company’s prior agreements with Cognate BioServices. The Advent Agreement provides for a program initiation payment of approximately $1.0 million (which was fully paid in 2018), in connection with technology transfer and operations to the U.K. from Germany, development of new Standard Operating Procedures (SOPs) for the London facility, selection of new suppliers and auditing for GMP compliance, and other preparatory activities. The Advent Agreement provides for certain payments for achievement of milestones and, as was the case under the prior agreement with Cognate BioServices, the Company is required to pay certain fees for dedicated production capacity reserved exclusively for DCVax production, and pay for manufacturing of DCVax-L products for a certain minimum number of patients, whether or not the Company fully utilizes the dedicated capacity and number of patients. Either party may terminate the MSA on twelve months’ notice, to allow for transition arrangements by both parties.

On November 8, 2019, the Company and Advent entered into an Ancillary Services Agreement with an 8-month Term for U.K. Facility Development Activities and Compassionate Use Program Activities. The Ancillary Services Agreement establishes a structure under which Advent will develop Statements of Work (“SOWs”) for each portion of the U.K. Facility Development Activities and Compassionate Use Program Activities, and will deliver those SOWs to the Company for review and approval. After an SOW is approved by the Company, Advent will proceed with or continue the applicable services and will invoice the Company pursuant to the SOW. Since both the U.K. Facility Development and the Compassionate Use Program involve pioneering and uncertainties in most aspects, the invoicing under the Ancillary Services Agreement is on the basis of costs incurred plus fifteen percent. The Ancillary Services Agreement had an original term of 8 months, which ended in July 2020. The Company extended the term by 12 months, and did not make any other changes.

German Tax Matter

The German tax authorities have audited our wholly owned subsidiary, NW Bio GmbH, for 2013-2015. During those years, NWBio, Inc. sent funds to NWBio GmbH to pay for operating expenses and costs associated with the Phase III clinical trial. The German tax authorities have asserted that the subsidiary should have charged NWBio parent company a  profit margin on top of these costs, that they will deem that such a profit margin was charged by the subsidiary (even though it was not) and that they will tax this deemed profit margin, although neither NW Bio, Inc. nor NW Bio GmbH made any profit during the period in question (or at any other time), and even though the funds provided by NW Bio, Inc. were used by NW Bio GmbH entirely for operating expenses and clinical trial costs.   They have also made claims for other taxes including penalties and interest.

In July, NW Bio GmbH submitted substantial documentation to refute the assessments of the German tax authorities.  The authorities responded in December that they were open to settlement negotiations.

On February 12, 2021, the German tax authorities agreed in principle with the Company’s settlement offer. The Company has accrued for the Company approved tax settlement offer of €351,000 (approximately $421,000 as of December 31, 2020) for the years under audit, with an addition of €156,000 (approximately $187,000) for the more recent years to date.  Penalties and interest are still under negotiation. After considering further negotiations, under its evaluation under ASC 740, it is the view of the Company currently that it is not more likely than not that the resolution of these tax matters will ultimately result in a net material charge to the Company.

13. Income Taxes

No provision was made for U.S. taxes on undistributed foreign earning as such earnings are considered to be permanently reinvested. It is not practicable to determine the amount of additional tax, if any that might be payable on those earnings if repatriated.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

The tax effects of temporary differences and tax loss and credit carry forwards that give rise to significant portions of deferred tax assets and liabilities at December 31, 2020 and 2019 are comprised of the following (in thousands):

	As of December 31, 2020	As of December 31, 2019

Deferred tax asset
Net operating loss carryforward	$185,308	$176,140
Research and development credit carry forwards	18,580	16,983
Stock based compensation and other	22,997	14,565
Total deferred tax assets	226,885	207,688
Valuation Allowance	(226,885)	(207,688)
Deferred tax asset, net of allowance	$—	$—

The Company has identified the United States, Maryland, Germany and United Kingdom as significant tax jurisdictions.

The Company’s U.S. net operating loss (“NOL”) carryforwards for tax purposes as of December 31, 2020, are approximately $654.5 million. Unused NOL carryforwards from years prior to 2018 of $547.0 million will begin to expire in 2020 through 2037. NOL incurred in 2018 and later amount to $107.5 million and shall carryforward indefinitely. NOL carryforwards are generally available to offset future taxable income; however, the utilization of NOL may be limited under the Internal Revenue Code Section 382 as a result of changes in ownership of the Company’s stock over the loss periods and prior to utilization of the carryforwards. The Company also has approximately $18.6 million in research and development tax credits available to offset federal income tax in future periods. If unused, these credits expire through 2037. The Company’s NOL carryforwards for foreign tax purposes as of December 31, 2020 are $30.0 million. NOL in the United Kingdom and Germany of $13.3 million and $16.5 million respectively do not expire over time. NOL in the Netherlands of $208,000 will begin to expire in 2025 through 2031. The Company’s tax years are still open under statute from 2016 to present, although NOL carryovers from prior tax years are subject to examination and adjustments to the extent utilized in future years.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. In case the deferred tax assets will not be realized in future periods, the Company has provided a valuation allowance for the full amount of the deferred tax assets at December 31, 2020 and 2019.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follows:

(dollars in thousands)

	As of December 31, 2020	As of December 31, 2019
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	1.1%	8.9%
Tax rate differential on foreign income	0.0%	(0.4)%
Derivative gain or loss	(17.3)%	12.2%
Expiration of net operating losses	(1.5)%	(7.9)%
Other permanent items and true ups	(0.1)%	(2.3)%
R&D Credit	0.3%	3.0%
Change in valuation allowance	(3.5)%	(34.5)%
Income tax provision (benefit)	0.0%	0.0%

	As of December 31, 2020	As of December 31, 2019
Federal
Current	$—	$—
Deferred	(15,539)	(5,183)
State
Current	—	—
Deferred	(4,327)	(1,421)
Foreign
Current
Deferred	670	(404)
Change in valuation allowance	19,196	7,008
Income tax provision (benefit)	$—	$—

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As of December 31, 2020, and 2019, there were no uncertain tax positions. The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest during the year ended December 31, 2020. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

14. Revision to Prior Period Financial Statements

During the course of preparing the quarterly report on Form 10-Q for the three and nine months ended September 30, 2020 and 2019, the Company identified an error in its accrual and capitalization related to the Sawston Facility and research and development costs under the Advent Ancillary Services Agreement. This resulted in an understatement of construction in progress of $1.5 million as of December 31, 2019, and an understatement of accounts payable and accrued expenses to related parties and affiliates of $3.0 million as of December 31, 2019.

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

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

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

Consolidated Statement of Operations

	For the year ended
	December 31, 2019
	As Previously
	Reported	Adjustments	As Revised
Research and development expenses	$13,590	$516	$14,106
Total operating costs and expenses	29,873	516	30,389
Loss from operations	(27,463)	(516)	(27,979)
Net loss	$(20,296)	$(516)	$(20,812)
Total comprehensive loss	$(20,460)	$(516)	$(20,976)

Consolidated Statement of Cash Flows

	For the year ended
	December 31, 2019
	As Previously
	Reported	Adjustments	As Revised
Cash Flows from Operating Activities:
Net loss	$(20,296)	$(516)	$(20,812)
Related party accounts payable and accrued expenses	(3,746)	516	(3,230)
Net cash used in operating activities	$(31,859)	$—	$(31,859)
Supplemental schedule of non-cash investing and financing activities:
Capital expenditures included in accounts payable and accrued expenses to related parties and affiliates	$—	$947	$947

15. Subsequent Events

Debt Offering

On March 1, 2021, the Company entered into a Commercial Loan Agreement (the “Note”) with an individual investor for an aggregate principal amount of $10 million. The Note bears interest at 8% per annum with a 22-month term. There are no repayments during the first 8 months of the term. The note is amortized in 14 installments starting on November 1, 2021. The Note carries an original issue discount of $1 million and $5,000 legal costs that were reimbursable to the investor.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

Warrants and Options Suspension

On January 15, 2021, the Company further extended the suspension of approximately 256 million warrants and options held by certain officers and directors of the Company until February 28, 2021.

On February 28, 2021, the Company further extended the suspension of approximately 262 million warrants and options held by certain officers and directors of the Company until April 30, 2021.

A total 262 million warrants and options will be suspended until April 30, 2021.

Warrants Exercised for Cash and Cashless Warrants Exercise

Between January and March 2021, the Company received $0.7 million from the exercise of warrants with an exercise price between $0.175 and $0.34. The Company issued approximately 2.6 million shares of common stock upon these warrant exercises.

Between January and March 2021, certain warrants allowing for cashless exercise were exercised, with exercise prices between $0.22 and $0.52. The Company issued approximately 2.1 million shares of common stock upon 2.6 million warrant exercises.

Stock Options Exercised for Cash and Cashless Stock Options Exercise

Between January and March 2021, the Company received $46,000 from the exercise of stock options with an exercise price of $0.25. The Company issued approximately 0.2 million shares of common stock upon these options exercises.

Between January and March 2021, certain stock options holders elected to cashless exercise their options, with exercise prices between $0.25 and $0.34. The Company issued approximately 3.1 million shares of common stock upon 3.7 million options exercises.

Debt Conversion

Between January and March 2021, the Company converted approximately $4.6 million outstanding debt and interest into approximately 4.5 million shares of common stock.