Form 10-Q
period 2021-03-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2021-05-17
CIK 1072379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Large accelerated filer	☐	Accelerated filer	◻
Non-accelerated filer	⌧	Smaller reporting company	☒
		Emerging growth company	☐

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

As of May 14, 2021, the total number of shares of common stock, par value $0.001 per share, outstanding was 851,564,728.

NORTHWEST BIOTHERAPEUTICS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,468	$9,983
Prepaid expenses and other current assets	5,749	5,528
Total current assets	13,217	15,511

Non-current assets:
Property, plant and equipment, net	1,234	1,040
Construction in progress	9,881	9,074
Right-of-use asset, net	5,140	4,489
Indefinite-lived intangible asset	1,292	1,292
Goodwill	626	626
Other assets	1,070	867
Total non-current assets	19,243	17,388

TOTAL ASSETS	$32,460	$32,899

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$7,471	$7,380
Accounts payable and accrued expenses to related parties and affiliates	2,973	5,363
Convertible notes, net	135	3,830
Notes payable, net	2,239	2,437
Contingent payable derivative liability	8,554	8,275
Warrant liability	341,867	354,972
Lease liabilities	170	167
Total current liabilities	363,409	382,424

Non-current liabilities:
Notes payable, net of current portion, net	16,691	8,507
Lease liabilities, net of current portion	5,560	4,916
Total non-current liabilities	22,251	13,423

Total liabilities	385,660	395,847

COMMITMENTS AND CONTINGENCIES (Note 10)

Stockholders’ deficit:
Preferred stock ($0.001 par value); 100,000,000 shares authorized as of March 31, 2021 and December 31, 2020, respectively	—	—
Common stock ($0.001 par value); 1,200,000,000 shares authorized; 842.4 million and 829.6 million shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	842	830
Additional paid-in capital	1,021,900	1,008,665
Stock subscription receivable	(79)	(79)
Accumulated deficit	(1,375,339)	(1,371,216)
Accumulated other comprehensive loss	(524)	(1,148)
Total stockholders’ deficit	(353,200)	(362,948)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$32,460	$32,899

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(Unaudited)

	For the three months ended
	March 31,
	2021	2020
		(As revised)
Revenues:
Research and other	$239	$570
Total revenues	239	570
Operating costs and expenses:
Research and development	6,923	3,857
General and administrative	12,886	4,546
Total operating costs and expenses	19,809	8,403
Loss from operations	(19,570)	(7,833)
Other income (expense):
Change in fair value of derivative liabilities	17,563	12,927
Loss from extinguishment of debt	(8)	(715)
Interest expense	(1,447)	(625)
Foreign currency transaction loss	(661)	(1,128)
Total other income	15,447	10,459
Net (loss) income	$(4,123)	$2,626

Other comprehensive income
Foreign currency translation adjustment	624	1,041
Total comprehensive (loss) income	$(3,499)	$3,667

Net earnings (loss) per share applicable to common stockholders
Basic	$(0.00)	$0.00
Diluted	$(0.00)	$0.00

Weighted average shares used in computing basic earnings (loss) per share	834,605	640,390
Weighted average shares used in computing diluted earnings (loss) per share	834,605	648,858

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

(Unaudited)

For the Three Months Ended March 31, 2021

			Additional			Accumulated	Total
	Common Stock		Paid-in	Subscription	Accumulated	Other Comprehensive	Stockholders’
	Shares	Par value	Capital	Receivable	Deficit	Income (Loss)	Deficit
Balance at January 1, 2021	829,631	$830	$1,008,665	$(79)	$(1,371,216)	$(1,148)	$(362,948)
Issuance of common stock for cash	69	—	16	—	—	—	16
Issuance of common stock and warrants for conversion of debt and accrued interest	4,533	4	6,615	—	—	—	6,619
Warrants and stock options exercised for cash	2,872	3	742	—	—	—	745
Reclassification of warrant liabilities related to warrants exercised for cash	—	—	2,935	—	—	—	2,935
Cashless warrants and stock options exercise	5,205	5	(5)	—	—	—	—
Reclassification of warrant liabilities related to cashless warrants exercise	—	—	146	—	—	—	146
Stock-based compensation	48	—	9,891	—	—	—	9,891
Reclassification of warrant liabilities related to sequencing policy	—	—	(7,105)	—	—	—	(7,105)
Net loss	—	—	—	—	(4,123)	—	(4,123)
Cumulative translation adjustment	—	—	—	—	—	624	624
Balance at March 31, 2021	842,358	$842	$1,021,900	$(79)	$(1,375,339)	$(524)	$(353,200)

For the Three Months Ended March 31, 2020

			Additional			Accumulated	Total
	Common Stock		Paid-in	Subscription	Accumulated	Other Comprehensive	Stockholders’
	Shares	Par value	Capital	Receivable	Deficit	Income	Deficit
Balance at January 1, 2020	614,292	$614	$794,900	$(10)	$(841,395)	$836	$(45,055)
Issuance of common stock and warrants for cash in a registered direct offering (net of $3.6 million warrant liability and $0.4 million cash offering cost)	34,466	34	2,011	—	—	—	2,045
Issuance of common stock and warrants for conversion of debt and accrued interest	12,417	13	2,386	—	—	—	2,399
Stock-based compensation	973	1	363	—	—	—	364
Net income (as revised)	—	—	—	—	2,626	—	2,626
Cumulative translation adjustment	—	—	—	—	—	1,041	1,041
Balance at March 31, 2020	662,148	$662	$799,660	$(10)	$(838,769)	$1,877	$(36,580)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the three months ended
	March 31,
	2021	2020
		(As revised)
Cash Flows from Operating Activities:
Net (loss) income	$(4,123)	$2,626
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	68	14
Amortization of debt discount	1,126	343
Change in fair value of derivatives	(17,563)	(12,927)
Loss from extinguishment of debt	8	715
Amortization of operating lease right-of-use asset	93	80
Stock-based compensation for services	9,818	364
Subtotal of non-cash charges	(6,450)	(11,411)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(286)	(78)
Other non-current assets	(198)	—
Accounts payable and accrued expenses	876	1,208
Related party accounts payable and accrued expenses	(3,128)	81
Lease liabilities	61	35
Net cash used in operating activities	(13,248)	(7,539)
Cash Flows from Investing Activities:
Purchase of equipment and construction in progress	(264)	(62)
Net cash used in investing activities	(264)	(62)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock and warrants in a registered direct offering, net	16	5,671
Proceeds from exercise of warrants and stock options	745	—
Proceeds from issuance of notes payable, net	10,000	—
Proceeds from issuance of convertible notes payable, net	—	1,000
Proceeds from issuance of convertible notes payable to related party	—	240
Proceeds from investor advance	—	178
Repayment of notes payable to related parties	—	(64)
Net cash provided by financing activities	10,761	7,025
Effect of exchange rate changes on cash and cash equivalents	236	968
Net (decrease) increase in cash and cash equivalents	(2,515)	392

Cash and cash equivalents, beginning of the year	9,983	372
Cash and cash equivalents, end of the year	$7,468	$764

Supplemental disclosure of cash flow information
Interest payments on notes payable to related party	$—	$(9)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the three months ended
	March 31,
	2021	2020
		(As revised)
Supplemental schedule of non-cash investing and financing activities:
Cashless warrants and stock options exercise	$5	$—
Reclassification of warrant liabilities related to warrants exercised for cash	$2,935	$—
Reclassification of warrant liabilities related to cashless warrants exercise	$146	$—
Reclassification of warrant liabilities related to sequencing policy	$7,105	$—
Issuance of common stock and warrants for conversion of debt and accrued interest	$6,742	$1,789
Offering cost related to warrant liability	$—	$2,606
Capital expenditures included in accounts payable	$753	$405
Issuance of warrants in conjunction with convertible note payable	$—	$79
Issuance of warrants in connection with debt modification	$—	$315

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

1. Organization and Description of Business

Northwest Biotherapeutics, Inc. and its wholly owned subsidiaries Flaskworks L.L.C., NW Bio GmbH, Aracaris Ltd, Aracaris Capital, Ltd, and Northwest Biotherapeutics B.V. (collectively, the “Company”, “we”, “us” and “our”) were organized to discover and develop innovative immunotherapies for cancer. The Company has developed DCVax® platform technologies for both operable and inoperable solid tumor cancers. The Company has wholly owned subsidiaries in the U.K., in the Netherlands, where the European Medicines Agency is relocating, and in Boston, Massachusetts.

The Company relies upon contract manufacturers for production of its DCVax products, research and development services, distribution and logistics, and related services, in compliance with the Company’s specifications and the applicable regulatory requirements.

2. Financial Condition, Going Concern and Management Plans

The Company has incurred annual net operating losses since its inception. The Company had a net loss of $4.1 million for the three months ended March 31, 2021. The Company used approximately $13.2 million of cash in its operating activities for the three months ended March 31, 2021.Management believes that the Company has access to capital resources through the sale of equity and debt financing arrangements. However, the Company has not secured any commitments for new financing for this specific purpose at this time.

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

As also previously reported, coronavirus-related difficulties have impacted most aspects of the database lock and process of analyzing the Phase III trial results, especially with the successive waves of COVID cases in many areas. The independent service firms have had limited capacity, and restrictions on operations. Key experts at certain specialized service providers have been unavailable for periods of time due to illness in their family. Other experts have gone on extended leave due to restrictions on operations. Clinical trial site personnel have been unavailable due to being reassigned for COVID, and the limited site personnel have had to work under restrictions. Committee processes and regulatory processes have been similarly focused on COVID matters and delayed on other matters. Firms such as the ones storing the Phase III trial tissue samples that are needed for certain analyses, and the firms conducting the analyses, continue to have had only limited operations. Even logistical matters such as the shipping of materials have been subjected to substantial restrictions and delays.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of March 31, 2021, condensed consolidated statements of operations and comprehensive loss, condensed consolidated statement of stockholders’ deficit for the three months ended March 31, 2021 and 2020, and the condensed consolidated statements of cash flows for the three months ended March 31, 2021 and 2020 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021 or for any future interim period. The condensed consolidated balance sheet at December 31, 2020 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2020 and notes thereto included in the Company’s annual report on Form 10-K (the “2020 Annual Report”), which was filed with the SEC on March 31, 2021.

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

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2020 Annual Report.

Recently Adopted Accounting Standards

Income Taxes

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. On January 1, 2021, the Company adopted this standard without any material impact on its condensed consolidated financial statements and related disclosures.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Debt

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This ASU is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company has adopted the new standard as of January 1, 2021 and determined the impact of the adoption to the condensed consolidated financial statements and related disclosures is immaterial as of March 31, 2021.

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

Level 1 - Unadjusted quoted prices in active markets for identical instruments that are accessible by the Company on the measurement date

Level 2 - Quoted prices in markets that are not active or inputs which are either directly or indirectly observable

Level 3 - Unobservable inputs for the instrument requiring the development of assumptions by the Company

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of March 31, 2021 and December 31, 2020 (in thousands):

	Fair value measured at March 31, 2021
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	March 31, 2021	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$341,867	$—	$—	$341,867
Contingent payable derivative liability	8,554	—	—	8,554
Total fair value	$350,421	$—	$—	$350,421

	Fair value measured at December 31, 2020
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$354,972	$—	$—	$354,972
Embedded conversion option	2,507	—	—	2,507
Contingent payable derivative liability	8,275	—	—	8,275
Total fair value	$365,754	$—	$—	$365,754

There were no transfers between Level 1, 2 or 3 during the three-month period ended March 31, 2021.

The following table presents changes in Level 3 liabilities measured at fair value for the three-month period ended March 31, 2021. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

			Contingent
		Embedded	Payable
	Warrant	Conversion	Derivative
	Liability	Option	Liability	Total
Balance - January 1, 2021	$354,972	$2,507	$8,275	$365,754
Additional warrant liability	131	—	—	131
Reclassification of warrant liabilities	4,024	—	—	4,024
Debt conversion	—	(1,925)	—	(1,925)
Change in fair value	(17,260)	(582)	279	(17,563)
Balance - March 31, 2021	$341,867	$—	$8,554	$350,421

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities and embedded conversion feature that are categorized within Level 3 of the fair value hierarchy as of March 31, 2021 and December 31, 2020 is as follows:

	As of March 31, 2021
	Warrant	Contingent Payable
	Liability	Derivative Liability
Strike price	$0.25	$1.49
Contractual term (years)	1.2	1.4
Volatility (annual)	95%	119%
Risk-free rate	0.1%	0.1%
Dividend yield (per share)	0%	0%

*Contingent based on stock price as of March 31, 2021

	As of December 31, 2020
	Warrant	Embedded	Contingent Payable
	Liability	Conversion Option	Derivative Liability
Strike price	$0.28	$0.59	$1.53 *
Contractual term (years)	1.6	0.9	1.4
Volatility (annual)	116%	106%	126%
Risk-free rate	0.2%	0.1%	0.1%
Dividend yield (per share)	0%	0%	0%
*	Contingent based on stock price as of December 31, 2020

5. Stock-based Compensation

The following table summarizes total stock-based compensation expense for the three months ended March 31, 2021 and 2020 (in thousands). The general and administrative expense during the three months ended March 31, 2021 and 2020

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

relate to the applicable portion vesting during this period of stock option awards made in the past to directors and employees.

	For the three months ended
	March 31, 2021
	2021	2020
Research and development	$3,689	$(23)
General and administrative	6,129	387
Total stock-based compensation expense	$9,818	$364

The total unrecognized compensation cost was approximately $7.4 million as of March 31, 2021, and will be recognized over the next 1.6 years.

Stock Options

The following table summarizes stock option activity for the Company’s option plans during the three months ended March 31, 2021 (amount in thousands, except per share number):

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual Life	Total Intrinsic
	Shares	Price	(in years)	Value
Outstanding as of January 1, 2021	308,840	$0.33	8.9	$372,219
Cash exercised	(183)	0.25	—	—
Cashless exercise	(3,695)	0.25	—	—
Forfeited/expired	—	—	—	—
Outstanding as of March 31, 2021	304,962	$0.33	8.7	$354,723
Options vested (1)	254,385	$0.30	8.7	$276,262
(1)	Approximately 244 million options are not exercisable until May 31, 2021.

Ms. Linda Powers, the Company's Chief Executive Officer, and Mr. Leslie Goldman, the Company's Senior Vice President, are subject to an agreement under which they cannot exercise any options or warrants except upon at least 61 days' prior notice.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

6. Outstanding Debt

The following two tables summarize outstanding debt as of March 31, 2021 and December 31, 2020, respectively (amount in thousands):

		Stated
		Interest	Conversion		Remaining	Carrying
	Maturity Date	Rate	Price	Face Value	Debt Discount	Value
Short term convertible notes payable
6% unsecured	Due	6%	$3.09	$135	$—	$135
				135	—	135
Short term notes payable
8% unsecured	Various	8%	N/A	1,615	(79)	1,536
10% unsecured	On Demand	10%	N/A	263	—	263
12% unsecured	On Demand	12%	N/A	440	—	440
				2,318	(79)	2,239
Long term notes payable
8% unsecured	Various	8%	N/A	16,117	(1,284)	14,833
6% secured	3/25/2025	6%	N/A	1,858	—	1,858
				17,975	(1,284)	16,691

Ending balance as of March 31, 2021				$20,428	$(1,363)	$19,065

		Stated				Embedded
		Interest	Conversion		Remaining	Conversion	Carrying
	Maturity Date	Rate	Price	Face Value	Debt Discount	Option	Value
Short term convertible notes payable
6% unsecured	Due	6%	$3.09	$135	$—	$—	$135
8% unsecured	4/30/2021	8%	$0.85	2,125	(937)	2,507	3,695
				2,260	(937)	2,507	3,830
Short term notes payable
8% unsecured	Various	8%	N/A	1,785	(51)	—	1,734
10% unsecured	Various	10%	N/A	263	—	—	263
12% unsecured	On Demand	12%	N/A	440	—	—	440
				2,488	(51)	—	2,437

Long term notes payable
8% unsecured	Various	8%	N/A	7,160	(496)	—	6,664
6% secured	3/25/2025	6%	N/A	1,843	—	—	1,843
				9,003	(496)	—	8,507

Ending balance as of December 31, 2020				$13,751	$(1,484)	$2,507	$14,774

On March 1, 2021, the Company entered into a Commercial Loan Agreement (the “Note”) with a commercial lender for an aggregate principal amount of $10 million. The Note bears interest at 8% per annum with a 22-month term. There are no principal repayments during the first 8 months of the term. The note is amortized in 14 installments starting on November 1, 2021. The Note carries an original issue discount of $1 million.

During the three months ended March 31, 2021, $4.8 million of debt and interest was converted into 4.5 million shares of common stock and 0.8 million warrants. The fair value of common stock and warrants for these conversions were

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

approximately $6.7 million. The Company also extinguished approximately $1.9 embedded derivative liability from the note conversion.

For the three months ended March 31, 2021 and 2020, interest expense related to notes payable totaled approximately $1.4 million and $0.6 million including amortization of debt discounts totaling $1.1 million and $0.3 million, respectively.

7. Net Loss per Share Applicable to Common Stockholders

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

The following table sets forth the computation of earnings ( loss) per share (amounts in thousands):

	For the three months ended
	March 31,
	2021	2020
		(As revised)
Net earnings (loss) - basic	$(4,123)	$2,626
Interest on convertible notes	—	173
Net earnings (loss) - diluted	(4,123)	2,799

Weighted average shares outstanding - basic	834,605	640,390
Convertible notes and accrued interest	—	8,468
Weighted average shares outstanding - diluted	834,605	648,858

For the three months ended March 31, 2021 and 2020, approximately 0.6 million and 0.5 million securities were not included, respectively, because effect was anti-dilutive.

8. Related Party Transactions

Advent BioServices Agreement

The Company has a Manufacturing Services Agreement with Advent BioServices for manufacture of DCVax-L products at an existing facility in London, as previously reported. The Company also has an Ancillary Services Agreement with Advent, which establishes a structure under which Advent submits Statements of Work (“SOWs”) for activities related to the development of the Sawston facility and the compassionate use activities in the UK, as previously reported. The Ancillary Services Agreement had an original term of 8 months, which ended in July 2020. The Company extended the term by 12 months, and did not make any other changes.

Related Party Expenses and Accounts Payable

During the three months ended March 31, 2021 and 2020, the Company recognized approximately $1.7 million and $1.4 million, respectively, in research and development costs from a related party.  Additionally, during the three months ended March 31, 2021 and 2020, the Company capitalized $0.7 million and $0.4 million costs related to Sawston buildout. Some of these amounts have been paid and some have not been paid.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The following table summarizes outstanding unpaid accounts payable held by related parties as of March 31, 2021 and December 31, 2020 (amount in thousands). These unpaid amounts include part of the expenses reported in the table above and also certain expenses incurred in prior periods.

	March 31, 2021	December 31, 2020
Advent BioServices – amount invoiced	$339	$3,734
Advent BioServices – amount accrued	2,634	1,629
Accounts payable and accrued expenses to Advent BioServices	$2,973	$5,363

9. Stockholders’ Deficit

Common Stock

Warrants and Stock Options Exercised for Cash

During the three months ended March 31, 2021, the Company received $0.7 million from the exercise of warrants and stock options issued in the past with an exercise price between $0.175 and $0.34. The Company issued approximately 2.9 million shares of common stock upon these warrant and stock option exercises.

Warrants and Stock Options Cashless Exercise

During the three months ended March 31, 2021, certain warrant and stock option holders elected to cashless exercise their warrants and stock options, with exercise prices between $0.22 and $0.52. The Company issued approximately 5.2 million shares of common stock upon 5.8 million warrants and stock options exercises.

Stock Purchase Warrants

The following is a summary of warrant activity for the three months ended March 31, 2021 (dollars in thousands, except per share data):

	Number of	Weighted Average	Remaining
	Warrants	Exercise Price	Contractual Term
Outstanding as of January 1, 2021	331,753	$0.28	1.61
Warrants granted	774	2.00
Warrants exercised for cash	(2,688)	0.26
Cashless warrants exercise	(2,552)	0.23
Warrants expired and cancellation	(885)	3.37
Outstanding as of March 31, 2021	326,402	$0.28	1.38

Warrants and Options Suspension

On January 15, 2021, the Company extended the suspension of approximately 256 million warrants and options held by certain officers and directors of the Company until February 28, 2021.

On February 28, 2021, the Company further extended the suspension of approximately 262 million warrants and options held by certain officers and directors of the Company until April 30, 2021.

On March 25, 2021, the options and warrants held by Ms. Powers and Mr. Goldman were subjected to an ongoing suspension on a rolling basis pursuant to the Blocker Letter. In addition, other executive officers and directors extended their suspensions from April 30, 2021 until May 31, 2021, accounting for approximately another 81 million in underlying warrants and options.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

10. Commitments and Contingencies

Operating Lease

The Company has operating leases for corporate offices in the U.S., U.K., Germany and the Netherlands, and for manufacturing facilities in the U.K. Leases with an initial term of 12 months or less are not recorded in the balance sheet. The Company has elected the practical expedient to account for each separate lease component of a contract and its associated non-lease components as a single lease component, thus causing all fixed payments to be capitalized. The Company also elected the package of practical expedients permitted within the new standard, which among other things, allows the Company to carry forward historical lease classification. The lease renewal options have not been included in the calculation of the lease liabilities and right-of-use (“ROU”) assets as the Company has not yet determined whether to exercise the options. Variable lease payment amounts that cannot be determined at the commencement of the lease such as increases in lease payments based on changes in index rates or usage, are not included in the ROU assets or liabilities. These are expensed as incurred and recorded as variable lease expense.

On March 8, 2021, the Company extended its office lease in the U.S for additional 3 years and 5 months under an amended agreement. The Company recognized additional $0.7 million ROU assets and lease liabilities for its amended office lease in the U.S.

At March 31, 2021, the Company had operating lease liabilities of approximately $5.7 million for both the 20-year lease of the building for the manufacturing facility in Sawston, U.K., and the current office lease in the U.S. ROU assets of approximately $5.1 million for the Sawston lease and US office lease are included in the condensed consolidated balance sheet.

The following summarizes quantitative information about the Company’s operating leases (amount in thousands):

	For the three months ended
	March 31,
	2021	2020
Lease cost
Operating lease cost	$246	$234
Short-term lease cost	12	12
Variable lease cost	53	49
Total	$311	$295

Other information
Operating cash flows from operating leases	$(255)	$(244)
Weighted-average remaining lease term - operating leases	2.4-8.9	0.9-10.0
Weighted-average discount rate - operating leases	12.0%	12.0%

The Company recorded lease costs as a component of general and administrative expense during the three months ended March 31, 2021 and 2020, respectively.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Maturities of the operating leases, excluding short-term leases, are as follows:

Nine months ended December 31, 2021	$611
Year ended December 31, 2022	978
Year ended December 31, 2023	987
Year ended December 31, 2024	893
Thereafter	9,615
Total	13,084
Less present value discount	(7,354)
Operating lease liabilities included in the Condensed Consolidated Balance Sheet at March 31, 2021	$5,730

Manufacturing Services Agreements

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

On November 8, 2019, the Company and Advent entered into an Ancillary Services Agreement with an 8-month Term for U.K. Facility Development Activities and Compassionate Use Program Activities. The Ancillary Services Agreement establishes a structure under which Advent develops Statements of Work (“SOWs”) for the U.K. Facility Development Activities and Compassionate Use Program Activities, and delivers those SOWs to the Company for review and approval. After an SOW is approved by the Company, Advent will proceed with or continue the applicable services and will invoice the Company pursuant to the SOW. Since both the U.K. Facility Development and the Compassionate Use Program involve pioneering and uncertainties in most aspects, the invoicing under the Ancillary Services Agreement is on the basis of costs incurred plus fifteen percent. The Ancillary Services Agreement had an original term of 8 months, which ended in July 2020. The Company extended the term by 12 months, and did not make any other changes.

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

The NW Bio GmbH submitted substantial documentation to refute certain aspects of the assessments and the German tax authorities agreed in principle with the Company’s proposed revised approach and settlement offer. The Company has provided and accrued for the following proposed settlement and is awaiting formal acceptance.  The proposed tax settlement offer includes €346,000 (approximately $406,000 as of December 31, 2020) for the years under audit, with an addition of €101,000 (approximately $118,000) for the more recent years to date. Penalties and interest on the proposed amounts are still under negotiation. After considering further negotiations, under its evaluation under ASC 740, it is the view of the Company currently that it is not more likely than not that the resolution of these tax matters will ultimately result in a net material charge to the Company.

11. Revision to Prior Period Financial Statements

During the course of preparing the quarterly report on Form 10-Q for the three and nine months ended September 30, 2020 and 2019, the Company identified an error in its accrual and capitalization related to the Sawston Facility and research and development costs under the Advent Ancillary Services Agreement. The Company concluded that the error was not material to any prior annual period and the error had no material impact to any prior interim period. Nevertheless, the Company has revised its historical consolidated financial statements to properly reflect research and development expenses, capitalization of construction in progress and accrued liabilities in the prior periods. The effect of these revisions to the consolidated financial statements on the March 31, 2020 period was an overstatement of net income of $100,000 for research and development expenses related to services provided during the period and an understatement of $405,000 in accrued liabilities related to capital expenditures on the balance sheet.

12. Subsequent Events

In April 2021, 8.7 million shares of common stock were issued upon warrant exercises of $1.7 million and the conversion of debt and interest of $0.8 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements included with this report. In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words “believe,” “expect,” “intend,” “anticipate,” and similar expressions are used to identify forward-looking statements, but some forward-looking statements are expressed differently. Many factors could affect our actual results, including those factors described under “Risk Factors” in our Form 10-K for the year ended December 31, 2020 and in Part II Item 1A of this report. These factors, among others, could cause results to differ materially from those presently anticipated by us. You should not place undue reliance on these forward-looking statements.

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

As also previously reported, coronavirus-related difficulties have impacted most aspects of the process, especially with the waves of COVID cases in many areas. The independent service firms have had limited capacity, and restrictions on operations. Key experts at certain specialized service providers have been unavailable for periods of time due to illness in their family. Other experts have gone on extended leave due to restrictions on operations. Clinical trial site personnel have been unavailable due to being reassigned for COVID, and the limited site personnel have had to work under restrictions. Committee processes and regulatory processes have been similarly focused on COVID matters and delayed on other matters. Firms such as the ones storing the Phase III trial tissue samples that are needed for certain analyses, and the firms conducting the analyses have had only limited operations. Even logistical matters such as the shipping of materials have been subjected to substantial restrictions and delays.

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

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2020. Our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Three Months Ended March 31, 2021 and 2020

We recognized a net loss of $4.1 million and net income of $2.7 million for the three months ended March 31, 2021 and 2020, respectively.

Research and Development Expense

For the three months ended March 30, 2021 and 2020, research and development expense was $6.9 million and $3.9 million, respectively. The increase was mainly related to an increase of $3.7 million stock-based compensation that represented vesting of a portion of previously issued securities, and that was recognized in research and development expense.

We incurred approximately $1.7 million and $1.4 million in expenses from related parties during the three months ended March 31, 2021 and 2020, respectively.

General and Administrative Expense

General and administrative expenses were $12.9 million and $4.5 million for three months ended March 31, 2021 and 2020, respectively. The increase was mainly related to an increase of $5.7 million stock-based compensation  that represented vesting of a portion of previously issued securities, and that was recognized in general and administrative expense

Change in fair value of derivatives

During the three months ended March 31, 2021 and 2020, we recognized a non-cash gain of $17.6 million and $12.9 million, respectively. The gain was primarily due to the decrease of our stock price as of March 31, 2021 ($1.49 per share) compared to December 31, 2020 ($1.53 per share), and decrease of our stock price as of March 31, 2020 ($0.15 per share) compared to December 31, 2019 ($0.21 per share)

Loss from extinguishment of debt

During the three months ended March 31, 2021, approximately $4.8 million debt and interest was converted into 4.5 million shares of common stock and 0.8 million warrants. The fair value of common stock and warrants were approximately $6.7 million. We also extinguished approximately $1.9 embedded derivative liability from the note conversion.

During the three months ended March 31, 2020, we converted debt of approximately $1.4 million principal and $0.4 million accrued interest into approximately 12.4 million shares of common stock at fair value of $2.4 million. We recorded an approximate $0.6 million debt extinguishment loss from the conversion.

Interest Expense

During the three months ended March 31, 2021 and 2020, we recorded interest expense of $1.4 million and $0.6 million, respectively.

Foreign currency transaction gain (loss)

During the three months ended March 31, 2021 and 2020, we recognized foreign currency transaction loss of $0.7 million and $1.1 million, respectively. The losses were due to the strengthening of the U.S. dollar relative to the British pound sterling.

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

Cash Flow

Operating Activities

During the three months ended March 31, 2021 and 2020, net cash outflows from operations were $13.2 million and $7.5 million, respectively. The increase in cash used in operating activities was primarily attributable to an increase in clinical trial related expenditures.

Financing Activities

We received approximately $0.7 million cash from the exercise of warrants and options during the three months ended March 31, 2021.

We received approximately $5.7 million cash from the exercise of warrants and options during the three months ended March 31, 2020.

We received approximately $10 million cash proceeds from a loan from a commercial lender and $1 million from a third party, during the three months ended March 31, 2021 and 2020, respectively.

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

Based on our analysis, as of March 31, 2021, the effect of a 100+/- basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss are considered immaterial.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of March 31, 2021, of the design and operation of our disclosure controls and procedures, as such terms are defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, management concluded that, as of such date, our disclosure controls and procedures effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the most recent quarter with respect to our operations, which materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Not Applicable.

Item 1A. Risk Factors

Applicable risk factors are set forth in the Company’s report on Form 10-K for 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not Applicable

Item 6. Exhibits

31.1

Certification of President (Principal Executive Officer and Principal Financial and Accounting Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President, Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included as Exhibit 101).

* Filed herewith

** Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC

Dated: May 17, 2021	By:	/s/ Linda F. Powers
		Name:	Linda F. Powers

		Title:	President and Chief Executive Officer

Principal Executive Officer

Principal Financial and Accounting Officer