Form 10-Q
period 2021-06-30
NORTHWEST BIOTHERAPEUTICS INC
filed 2021-08-16
CIK 1072379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 13, 2021, the total number of shares of common stock, par value $0.001 per share, outstanding was 872,440,436.

NORTHWEST BIOTHERAPEUTICS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,758	$9,983
Prepaid expenses and other current assets	4,591	5,528
Total current assets	8,349	15,511

Non-current assets:
Property, plant and equipment, net	1,312	1,040
Construction in progress	10,988	9,074
Right-of-use asset, net	5,107	4,489
Indefinite-lived intangible asset	1,292	1,292
Goodwill	626	626
Other assets	1,093	867
Total non-current assets	20,418	17,388

TOTAL ASSETS	$28,767	$32,899

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$8,162	$7,380
Accounts payable and accrued expenses to related parties and affiliates	3,183	5,363
Convertible notes, net	135	3,830
Notes payable, net	7,520	2,437
Contingent payable derivative liability	8,656	8,275
Warrant liability	332,803	354,972
Lease liabilities	249	167
Total current liabilities	360,708	382,424

Non-current liabilities:
Notes payable, net of current portion, net	12,395	8,507
Lease liabilities, net of current portion	5,506	4,916
Total non-current liabilities	17,901	13,423

Total liabilities	378,609	395,847

COMMITMENTS AND CONTINGENCIES (Note 10)

Stockholders’ deficit:
Preferred stock ($0.001 par value); 100,000,000 shares authorized as of June 30, 2021 and December 31, 2020, respectively	—	—
Common stock ($0.001 par value); 1,200,000,000 shares authorized; 857.2 million and 829.6 million shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	857	830
Additional paid-in capital	1,021,107	1,008,665
Stock subscription receivable	(79)	(79)
Accumulated deficit	(1,370,929)	(1,371,216)
Accumulated other comprehensive loss	(798)	(1,148)
Total stockholders’ deficit	(349,842)	(362,948)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$28,767	$32,899

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020
		(As revised)		(As revised)
Revenues:
Research and other	$416	$2	$655	$572
Total revenues	416	2	655	572
Operating costs and expenses:
Research and development	5,451	3,220	12,374	7,077
General and administrative	7,372	4,318	20,258	8,864
Total operating costs and expenses	12,823	7,538	32,632	15,941
Loss from operations	(12,407)	(7,536)	(31,977)	(15,369)
Other income (expense):
Change in fair value of derivative liabilities	17,500	(49,128)	35,063	(36,201)
Loss from extinguishment of debt	(136)	(551)	(144)	(1,266)
Interest expense	(807)	(1,059)	(2,254)	(1,684)
Foreign currency transaction loss	260	222	(401)	(906)
Total other income (loss)	16,817	(50,516)	32,264	(40,057)
Net income (loss)	$4,410	$(58,052)	$287	$(55,426)

Other comprehensive income
Foreign currency translation adjustment	(274)	(278)	350	763
Total comprehensive (loss) income	$4,136	$(58,330)	$637	$(54,663)

Net earnings (loss) per share applicable to common stockholders
Basic	$0.01	$(0.08)	$0.00	$(0.08)
Diluted	$(0.01)	$(0.08)	$(0.03)	$(0.08)

Weighted average shares used in computing basic earnings (loss) per share	851,805	697,555	843,252	668,972
Weighted average shares used in computing diluted earnings (loss) per share	1,159,076	697,555	1,147,423	668,972

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

(Unaudited)

	For the Three Months Ended June 30, 2021
			Additional			Accumulated	Total
	Common Stock		Paid-in	Subscription	Accumulated	Other Comprehensive	Stockholders’
	Shares	Par value	Capital	Receivable	Deficit	Income (Loss)	Deficit
Balance at April 1, 2021	842,358	$842	$1,021,900	$(79)	$(1,375,339)	$(524)	$(353,200)
Issuance of common stock and warrants for conversion of debt and accrued interest	612	1	880	—	—	—	881
Warrants and stock options exercised for cash	13,326	13	3,315	—	—	—	3,328
Reclassification of warrant liabilities related to warrants exercised for cash	—	—	8,459	—	—	—	8,459
Cashless warrants and stock options exercise	934	1	(1)	—	—	—	—
Reclassification of warrant liabilities related to cashless warrants exercise	—	—	1,446	—	—	—	1,446
Stock-based compensation	—	—	3,551	—	—	—	3,551
Reclassification of warrant liabilities based on authorized shares	—	—	(18,443)	—	—	—	(18,443)
Net income	—	—	—	—	4,410	—	4,410
Cumulative translation adjustment	—	—	—	—	—	(274)	(274)
Balance at June 30, 2021	857,230	$857	$1,021,107	$(79)	$(1,370,929)	$(798)	$(349,842)

	For the Three Months Ended June 30, 2020
			Additional			Accumulated	Total
	Common Stock		Paid-in	Subscription	Accumulated	Other Comprehensive	Stockholders’
	Shares	Par value	Capital	Receivable	Deficit	Income	Deficit
Balance at April 1, 2020	662,148	$662	$799,660	$(10)	$(838,769)	$1,877	$(36,580)
Issuance of common stock and warrants for cash in a registered direct offering (net of $3.0 million warrant liability)	34,113	34	2,890	(21)	—	—	2,903
Issuance of common stock and warrants for conversion of debt and accrued interest	10,201	10	2,239	—	—	—	2,249
Reclass between accrued interest and subscription receivable
Proceeds from investor to offset subscription receivable
Warrants exercised for cash	15,696	16	3,981	—	—	—	3,997
Reclassification of warrant liabilities related to warrants exercised for cash	—	—	2,721	—	—	—	2,721
Stock-based compensation	—	—	35	—	—	—	35
Net loss (as revised)	—	—	—	—	(58,052)	—	(58,052)
Cumulative translation adjustment	—	—	—	—	—	(278)	(278)
Balance at June 30, 2020	722,158	$722	$811,526	$(31)	$(896,821)	$1,599	$(83,005)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

(Unaudited)

	For the Six Months Ended June 30, 2021
			Additional			Accumulated	Total
	Common Stock		Paid-in	Subscription	Accumulated	Other Comprehensive	Stockholders’
	Shares	Par value	Capital	Receivable	Deficit	Income (Loss)	Deficit
Balance at January 1, 2021	829,631	$830	$1,008,665	$(79)	$(1,371,216)	$(1,148)	$(362,948)
Issuance of common stock for cash	69	—	16	—	—	—	16
Issuance of common stock and warrants for conversion of debt and accrued interest	5,145	5	7,495	—	—	—	7,500
Warrants and stock options exercised for cash	16,198	16	4,057	—	—	—	4,073
Reclassification of warrant liabilities related to warrants exercised for cash	—	—	11,394	—	—	—	11,394
Cashless warrants and stock options exercise	6,139	6	(6)	—	—	—	—
Reclassification of warrant liabilities related to cashless warrants exercise	—	—	1,592	—	—	—	1,592
Stock-based compensation	48	—	13,442	—	—	—	13,442
Reclassification of warrant liabilities based on authorized shares	—	—	(25,548)	—	—	—	(25,548)
Net income	—	—	—	—	287	—	287
Cumulative translation adjustment	—	—	—	—	—	350	350
Balance at June 30, 2021	857,230	$857	$1,021,107	$(79)	$(1,370,929)	$(798)	$(349,842)

	For the Six Months Ended June 30, 2020
			Additional			Accumulated	Total
	Common Stock		Paid-in	Subscription	Accumulated	Other Comprehensive	Stockholders’
	Shares	Par value	Capital	Receivable	Deficit	Income	Deficit
Balance at January 1, 2020	614,292	$614	$794,900	$(10)	$(841,395)	$836	$(45,055)
Issuance of common stock and warrants for cash in a registered direct offering (net of $6.6 million warrant liability and $0.4 million cash offering cost)	68,579	68	4,901	(21)	—	—	4,948
Issuance of common stock and warrants for conversion of debt and accrued interest	22,618	23	4,625	—	—	—	4,648
Warrants exercised for cash	15,696	16	3,981	—	—	—	3,997
Reclassification of warrant liabilities related to warrants exercised for cash	—	—	2,721	—	—	—	2,721
Stock-based compensation	973	1	398	—	—	—	399
Net loss (as revised)	—	—	—	—	(55,426)	—	(55,426)
Cumulative translation adjustment	—	—	—	—	—	763	763
Balance at June 30, 2020	722,158	$722	$811,526	$(31)	$(896,821)	$1,599	$(83,005)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the six months ended
	June 30,
	2021	2020
		(As revised)
Cash Flows from Operating Activities:
Net income (loss)	$287	$(55,426)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	145	16
Amortization of debt discount	1,357	1,073
Change in fair value of derivatives	(35,063)	36,201
Loss from extinguishment of debt	144	1,266
Amortization of operating lease right-of-use asset	149	163
Stock-based compensation for services	13,369	399
Subtotal of non-cash charges	(19,899)	39,118
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	992	500
Other non-current assets	(218)	(3)
Accounts payable and accrued expenses	1,424	2,075
Related party accounts payable and accrued expenses	(2,645)	(226)
Lease liabilities	19	94
Net cash used in operating activities	(20,040)	(13,868)
Cash Flows from Investing Activities:
Purchase of equipment and construction in progress	(1,771)	(1,306)
Net cash used in investing activities	(1,771)	(1,306)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock and warrants in a registered direct offering, net	16	11,567
Proceeds from exercise of warrants and stock options	4,073	3,997
Proceeds from warrants modification
Proceeds from issuance of notes payable, net	12,288	3,557
Proceeds from issuance of convertible notes payable, net	—	2,189
Proceeds from issuance of convertible notes payable to related party	—	315
Repayment of notes payable	(835)	(1,363)
Repayment of notes payable to related parties	—	(64)
Net cash provided by financing activities	15,542	20,198
Effect of exchange rate changes on cash and cash equivalents	44	559
Net (decrease) increase in cash and cash equivalents	(6,225)	5,583

Cash and cash equivalents, beginning of the year	9,983	372
Cash and cash equivalents, end of the year	$3,758	$5,955

Supplemental disclosure of cash flow information
Interest payments on notes payable to related party	$—	$(9)
Interest payments on notes payable	$(174)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the six months ended
	June 30,
	2021	2020
		(As revised)
Supplemental schedule of non-cash investing and financing activities:
Cashless warrants and stock options exercise	$6	$—
Reclassification of warrant liabilities related to warrants exercised for cash	$11,394	$2,721
Reclassification of warrant liabilities related to cashless warrants exercise	$1,592	$—
Reclassification of warrant liabilities based on authorized shares	$25,548	$—
Issuance of common stock and warrants for conversion of debt and accrued interest	$7,487	$3,558
Offering cost related to warrant liability	$—	$3,842
Capital expenditures included in accounts payable	$592	$809
Issuance of warrants in conjunction with convertible note payable	$—	$153
Issuance of warrants in connection with debt modification	$—	$395
Warrant modification in connection with debt amendment	$—	$51

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

1. Organization and Description of Business

Northwest Biotherapeutics, Inc. and its wholly owned subsidiaries Flaskworks L.L.C., NW Bio GmbH, Aracaris Ltd, Aracaris Capital, Ltd, and Northwest Biotherapeutics B.V. (collectively, the “Company”, “we”, “us” and “our”) were organized to discover and develop innovative immunotherapies for cancer. The Company has developed DCVax® platform technologies for both operable and inoperable solid tumor cancers. The Company has wholly owned subsidiaries in the U.K., in the Netherlands, and in Boston, Massachusetts.

The Company relies upon contract manufacturers for production of its DCVax products, research and development services, distribution and logistics, and related services, in compliance with the Company’s specifications and the applicable regulatory requirements.

2. Financial Condition, Going Concern and Management Plans

The Company has incurred annual net operating losses since its inception. The Company had a net income of $0.3 million for the six months ended June 30, 2021. The Company used approximately $20.0 million of cash in its operating activities during the six months ended June 30, 2021.

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

As previously reported, coronavirus-related difficulties have impacted most aspects of the database lock and process of analyzing the Phase III trial results, especially with the successive waves of COVID-19 cases in many areas. The independent service firms have had limited capacity, and restrictions on operations. Key experts at certain specialized service providers have been unavailable for periods of time due to illness in their family. Other experts have gone on extended leave due to restrictions on operations. Clinical trial sites have not allowed personnel from the contract research organization managing the trial, or other service providers, to visit the sites for trial matters such as data monitoring and collection activities. Clinical trial site personnel have been unavailable due to being reassigned for COVID-19, and the limited site personnel have had to work under restrictions. Committee processes and regulatory processes have been similarly focused on COVID-19 matters and delayed on other matters. Firms such as the ones storing the Phase III trial tissue samples that are needed for certain analyses, and the firms conducting the analyses have had only limited operations. Even logistical matters such as the shipping of materials have been subjected to substantial restrictions and delays.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of June 30, 2021, condensed consolidated statements of operations and comprehensive loss, condensed consolidated statement of stockholders’ deficit for the three and six months ended June 30, 2021 and 2020, and the condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021 or for any future interim period. The condensed consolidated balance sheet at December 31, 2020 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2020 and notes thereto included in the Company’s annual report on Form 10-K (the “2020 Annual Report”), which was filed with the SEC on March 31, 2021.

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

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Debt

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This ASU is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company has adopted the new standard as of January 1, 2021 and determined the impact of the adoption to the condensed consolidated financial statements and related disclosures is immaterial.

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

Level 1 - Unadjusted quoted prices in active markets for identical instruments that are accessible by the Company on the measurement date

Level 2 - Quoted prices in markets that are not active or inputs which are either directly or indirectly observable

Level 3 - Unobservable inputs for the instrument requiring the development of assumptions by the Company

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of June 30, 2021 and December 31, 2020 (in thousands):

	Fair value measured at June 30, 2021
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	June 30, 2021	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$332,803	$—	$—	$332,803
Contingent payable derivative liability	8,656	—	—	8,656
Total fair value	$341,459	$—	$—	$341,459

	Fair value measured at December 31, 2020
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$354,972	$—	$—	$354,972
Embedded conversion option	2,507	—	—	2,507
Contingent payable derivative liability	8,275	—	—	8,275
Total fair value	$365,754	$—	$—	$365,754

There were no transfers between Level 1, 2 or 3 during the six-month period ended June 30, 2021.

The following table presents changes in Level 3 liabilities measured at fair value for the six-month period ended June 30, 2021. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

	Warrant	Embedded	Contingent Payable
	Liability	Conversion Option	Derivative Liability	Total
Balance - January 1, 2021	$354,972	$2,507	$8,275	$365,754
Additional warrant liability	131	—	—	131
Reclassification of warrant liabilities	12,562	—	—	12,562
Debt conversion	—	(1,925)	—	(1,925)
Change in fair value	(34,862)	(582)	381	(35,063)
Balance - June 30, 2021	$332,803	$—	$8,656	$341,459

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities and embedded conversion feature that are categorized within Level 3 of the fair value hierarchy as of June 30, 2021 and December 31, 2020 is as follows:

	As of June 30, 2021
	Warrant	Contingent Payable
	Liability	Derivative Liability
Strike price	$0.26	$1.47
Contractual term (years)	1.1	1.5
Volatility (annual)	79%	112%
Risk-free rate	0.1%	0.2%
Dividend yield (per share)	0%	0%

*Contingent based on stock price as of June 30, 2021

	As of December 31, 2020
	Warrant	Embedded	Contingent Payable
	Liability	Conversion Option	Derivative Liability
Strike price	$0.28	$0.59	$1.53
Contractual term (years)	1.6	0.9	1.4
Volatility (annual)	116%	106%	126%
Risk-free rate	0.2%	0.1%	0.1%
Dividend yield (per share)	0%	0%	0%
*	Contingent based on stock price as of December 31, 2020

5. Stock-based Compensation

The following table summarizes total stock-based compensation expense for the three and six months ended June 30, 2021 and 2020 (in thousands). The general and administrative expense during the three and six months ended June 30, 2021 and 2020 relate to the applicable portion vesting during this period of stock option awards made in the past to directors and employees.

	For the three months ended		For the six months ended
	June 30, 2021		June 30, 2021
	2021	2020	2021	2020
Research and development	$2,553	$8	$6,242	$(15)
General and administrative	998	27	7,127	414
Total stock-based compensation expense	$3,551	$35	$13,369	$399

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The total unrecognized compensation cost was approximately $4.4 million as of June 30, 2021 and will be recognized over the next 1.8 years.

Stock Options

The following table summarizes stock option activity for the Company’s option plans during the six months ended June 30, 2021 (amount in thousands, except per share number):

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual Life	Total Intrinsic
	Shares	Price	(in years)	Value
Outstanding as of January 1, 2021	308,840	$0.33	8.9	$372,219
Granted	910	0.92	9.1
Cash exercised	(183)	0.25	—	—
Cashless exercise	(3,788)	0.25	—	—
Forfeited/expired	—	—	—	—
Outstanding as of June 30, 2021	305,779	$0.33	8.5	$349,032
Options vested (1)	272,701	$0.32	8.5	$313,455
(1)	Approximately 245.2 million options are not exercisable until at least August 31, 2021.

Ms. Linda Powers, the Company’s Chief Executive Officer, and Mr. Leslie Goldman, the Company’s Senior Vice President, are subject to an agreement under which they cannot exercise any options or warrants except upon at least 61 days’ prior notice.

6. Outstanding Debt

The following two tables summarize outstanding debt as of June 30, 2021 and December 31, 2020, respectively (amount in thousands):

		Stated
		Interest	Conversion		Remaining	Carrying
	Maturity Date	Rate	Price	Face Value	Debt Discount	Value
Short term convertible notes payable
6% unsecured	Due	6%	$3.09	$135	$—	$135
				135	—	135
Short term notes payable
8% unsecured	Various	8%	N/A	5,271	(309)	4,962
9% unsecured	10/31/2021	9%	N/A	1,948	(93)	1,855
12% unsecured	On Demand	12%	N/A	703	—	703
				7,922	(402)	7,520
Long term notes payable
1% unsecured	Various	1%	N/A	433	—	433
8% unsecured	12/31/2022	8%	N/A	11,005	(824)	10,181
6% secured	3/25/2025	6%	N/A	1,781	—	1,781
				13,219	(824)	12,395

Ending balance as of June 30, 2021				$21,276	$(1,226)	$20,050

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

		Stated				Embedded
		Interest	Conversion		Remaining	Conversion	Carrying
	Maturity Date	Rate	Price	Face Value	Debt Discount	Option	Value
Short term convertible notes payable
6% unsecured	Due	6%	$3.09	$135	$—	$—	$135
8% unsecured	4/30/2021	8%	$0.85	2,125	(937)	2,507	3,695
				2,260	(937)	2,507	3,830
Short term notes payable
8% unsecured	Various	8%	N/A	1,785	(51)	—	1,734
10% unsecured	Various	10%	N/A	263	—	—	263
12% unsecured	On Demand	12%	N/A	440	—	—	440
				2,488	(51)	—	2,437
Long term notes payable
8% unsecured	Various	8%	N/A	7,160	(496)	—	6,664
6% secured	3/25/2025	6%	N/A	1,843	—	—	1,843
				9,003	(496)	—	8,507

Ending balance as of December 31, 2020				$13,751	$(1,484)	$2,507	$14,774

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

In April 2021, the Company received two additional loans under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act’s Paycheck Protection Program (“PPP”). The two PPP loans were received on April 9, 2021 in the amount of $0.4 million total. The current terms of the PPP loan is five years with a maturity date of March 2026 and it contains a favorable fixed annual interest rate of 1.00%. Payments of principal and interest on the PPP Loan are deferred for the first 10 months of the term of the PPP Loan. The Company is using the loan to make payments for payroll, health and disability insurance and rent.

On June 30, 2021, the Company entered into multiple four-month note agreements (the “Notes”) with various individual lenders (the “Holders”) with an aggregate principal amount of $1.9 million. The Notes contain a conditional piggy-back right to independently purchase shares from the Company, which provides a right for the Holders, contingent on the release of clinical trial data and a next private placement offering (“Next Offering”) after this release, to (a) purchase shares from the Company within seven days following such Next Offering at a 12% discount from the share price of the Next Offering for a variable number of shares equal to an amount up to 50% of the principal amount of the loan and (b) exchange some or all of the outstanding loan amount for a variable number of shares, within seven days after the Next Offering at a 12% discount, resulting in a reduced cash amount repayable under the loan agreement.

During the six months ended June 30, 2021, $5.6 million of debt and interest was independently exchanged by the lender into 5.1 million shares of common stock and 0.8 million warrants. The fair value of common stock and warrants for these conversions were approximately $7.5 million, extinguishing approximately $1.9 million in liability from the note conversions.

For the three months ended June 30, 2021 and 2020, interest expense related to notes payable totaled approximately $0.7 million and $1.1 million including amortization of debt discounts totaling $0.2 million and $0.7 million, respectively.

For the six months ended June 30, 2021 and 2020, interest expense related to notes payable totaled approximately $2.1 million and $1.7 million including amortization of debt discounts totaling $1.4 million and $1.1 million, respectively.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

7. Net Earnings (Loss) per Share Applicable to Common Stockholders

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

For the three and six months ended June 30, 2021, net income is adjusted for gain from change in fair value of warrant liabilities.

The following table sets forth the computation of earnings ( loss) per share (amounts in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2021	2020	2021	2020
		(As revised)		(As revised)
Net earnings (loss) - basic	$4,410	$(58,052)	$287	$(55,426)
Reversal of gain due to change in fair value of warrant liability	(17,500)	—	(35,063)	—
Net loss - diluted	(13,090)	(58,052)	(34,776)	(55,426)

Weighted average shares outstanding - basic	851,805	697,555	843,252	668,972
Diluted shares- Options	51,547	—	48,774	—
Diluted shares- Warrants	255,650	—	255,323	—
Convertible notes and interest	74	—	74	—
Weighted average shares outstanding - diluted	1,159,076	697,555	1,147,423	668,972

The following securities were not included in the diluted net earnings (loss) per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the six months ended
	June 30,
	2021	2020
Common stock options	257,005	102,159
Common stock warrants	56,712	323,921
Contingently issuable warrants	—	11,739
Convertible notes and accrued interest	—	16,807
Potentially dilutive securities	313,717	454,626

8. Related Party Transactions

Advent BioServices Agreement

The Company has a Manufacturing Services Agreement with Advent BioServices (“Advent”) for the manufacture of DCVax-L products at an existing facility in London, as previously reported. The Company also has an Ancillary Services Agreement with Advent, which establishes a structure under which Advent submits Statements of Work (“SOWs”) for activities related to the development of the Sawston facility and the compassionate use activities in the UK, as previously reported. The Ancillary Services Agreement had an original term of eight months, which ended in July 2020. The Company extended the initial term by 12 months to July 2021,with no other changes, and recently extended the term for another 12 months to July 2022.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Related Party Expenses and Accounts Payable

During the three months ended June 30, 2021 and 2020, the Company recognized approximately $1.8 million and $1.3 million, respectively, in research and development costs from Advent. During the six months ended June 30, 2021 and 2020, the Company recognized approximately $3.5 million and $2.8 million, respectively, in research and development costs from Advent.

Additionally, during the six months ended June 30, 2021 and 2020, the Company capitalized $1.4 million and $0.8 million costs, invoiced by Advent, related to Sawston buildout. Some of these amounts have been paid and some have not been paid.

The following table summarizes outstanding unpaid accounts payable held by related parties as of June 30, 2021 and December 31, 2020 (amount in thousands). These unpaid amounts include part of the expenses reported in the above section and also certain expenses incurred in prior periods.

	June 30, 2021	December 31, 2020
Advent BioServices – amount invoiced	$1,418	$3,734
Advent BioServices – amount accrued	1,765	1,629
Accounts payable and accrued expenses to Advent BioServices	$3,183	$5,363

9. Stockholders’ Deficit

Common Stock

Warrants and Stock Options Exercised for Cash

During the six months ended June 30, 2021, the Company received $4.1 million from the exercise of warrants and stock options issued in the past with an exercise price between $0.175 and $0.40. The Company issued approximately 16.2 million shares of common stock upon these warrant and stock option exercises.

Warrants and Stock Options Cashless Exercise

During the six months ended June 30, 2021, certain warrant and stock option holders elected to cashless exercise some of their warrants and stock options, with exercise prices between $0.22 and $0.52. The Company issued approximately 6.1 million shares of common stock upon 7.4 million warrants and stock options exercises.

Stock Purchase Warrants

The following is a summary of warrant activity for the six months ended June 30, 2021 (dollars in thousands, except per share data):

	Number of	Weighted Average	Remaining
	Warrants	Exercise Price	Contractual Term
Outstanding as of January 1, 2021	331,753	$0.28	1.61
Warrants granted	774	2.00
Warrants exercised for cash	(16,014)	0.25
Cashless warrants exercise	(3,577)	0.24
Warrants expired and cancellation	(901)	3.32
Outstanding as of June 30, 2021	312,035	$0.28	1.38

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Warrants and Options Suspension

The options and warrants held by Ms. Powers and Mr. Goldman are subject to an ongoing suspension on a rolling basis pursuant to the Blocker Letter. In addition, other executive officers and directors extended their suspensions from June 30, 2021 until July 31, 2021, and from July 31 to at least August 31, 2021.

At June 30, 2021, approximately a total of 241.5 million options and 58.8 million in underlying warrants were under block or suspension agreements.

At July 31, 2021, approximately a total of 245.2 million options and 58.8 million in underlying warrants were under block or suspension until at least August 31, 2021.

10. Commitments and Contingencies

Operating Lease

The Company has operating leases for corporate offices in the U.S. and U.K., and for manufacturing facilities in the U.K. Leases with an initial term of 12 months or less are not recorded in the balance sheet. The Company has elected the practical expedient to account for each separate lease component of a contract and its associated non-lease components as a single lease component, thus causing all fixed payments to be capitalized. The Company also elected the package of practical expedients permitted within the new standard, which among other things, allows the Company to carry forward historical lease classification. The lease renewal options have not been included in the calculation of the lease liabilities and right-of-use (“ROU”) assets as the Company has not yet determined whether to exercise the options. Variable lease payment amounts that cannot be determined at the commencement of the lease such as increases in lease payments based on changes in index rates or usage, are not included in the ROU assets or liabilities. These are expensed as incurred and recorded as variable lease expense.

On March 8, 2021, the Company extended its office lease in the U.S for additional three years and five months under an amended agreement. The extension included a waiver of any rent payment for the initial five-month extension period as well as insignificant change to monthly rent costs for the remainder of the lease. The Company recognized additional $0.7 million ROU assets and lease liabilities for its amended office lease in the U.S.

At June 30, 2021, the Company had operating lease liabilities of approximately $5.8 million for both the 20-year lease of the building for the manufacturing facility in Sawston, U.K., and the current office lease in the U.S. ROU assets of approximately $5.1 million for the Sawston lease and US office lease are included in the condensed consolidated balance sheet.

The following summarizes quantitative information about the Company’s operating leases (amount in thousands):

	For the Six Months ended
	June 30, 2021
	U.K	U.S	Total
Lease cost
Operating lease cost	$330	$147	$477
Short-term lease cost	25	—	25
Variable lease cost	48	5	53
Total	$403	$152	$555
Other information
Operating cash flows from operating leases	$(347)	$(84)	$(431)
Weighted-average remaining lease term – operating leases	8.6	2.1
Weighted-average discount rate – operating leases	12%	12%

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The Company recorded lease costs as a component of general and administrative expense during the six months ended June 30, 2021 and 2020, respectively.

Maturities of the operating leases, excluding short-term leases, are as follows:

Six months ended December 31, 2021	$441
Year ended December 31, 2022	982
Year ended December 31, 2023	991
Year ended December 31, 2024	897
Thereafter	9,663
Total	12,974
Less present value discount	(7,219)
Operating lease liabilities included in the Condensed Consolidated Balance Sheet at June 30, 2021	$5,755

Manufacturing Services Agreements

Advent BioServices

On May 14, 2018, the Company entered into a DCVax®-L Manufacturing and Services Agreement (“MSA”) with Advent BioServices, a related party which was formerly part of Cognate BioServices and was spun off separately as part of an institutional financing of Cognate. The Advent Agreement provides for manufacturing of DCVax-L products at an existing facility in London. The Agreement is structured in the same manner as the Company’s prior agreements with Cognate BioServices. The Advent Agreement provides for certain payments for achievement of milestones and, as was the case under the prior agreement with Cognate BioServices, the Company is required to pay certain fees for dedicated production capacity for DCVax production, and pay for manufacturing of DCVax-L products for a certain minimum number of patients, whether or not the Company fully utilizes the dedicated capacity and number of patients. Either party may terminate the MSA on 12 months’ notice, to allow for transition arrangements by both parties.

On November 8, 2019, the Company and Advent entered into an Ancillary Services Agreement with an 8-month Term for U.K. Facility Development Activities and Compassionate Use Program Activities. The Ancillary Services Agreement establishes a structure under which Advent develops Statements of Work (“SOWs”) for the U.K. Facility Development Activities and Compassionate Use Program Activities, and delivers those SOWs to the Company for review and approval. After an SOW is approved by the Company, Advent will proceed with or continue the applicable services and will invoice the Company pursuant to the SOW. Since both the U.K. Facility Development and the Compassionate Use Program involve pioneering and uncertainties in most aspects, the invoicing under the Ancillary Services Agreement is on the basis of costs incurred plus fifteen percent. The Ancillary Services Agreement had an original term of eight months, which ended in July 2020. The Company extended the term by 12 months to July 2021, with no other changes, and recently extended it for another 12 months to July 2022.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

German Tax Matter

The German tax authorities have audited our wholly owned subsidiary, NW Bio GmbH, for 2013-2015. The NW Bio GmbH submitted substantial documentation to refute certain aspects of the assessments and the German tax authorities agreed in principle with the Company’s proposed revised approach and settlement offer. The Company provided documentation and accrued for a proposed settlement offer that included €346,000 (approximately $406,000 as of December 31, 2020) for the years under audit, with an additional €101,000 (approximately $118,000) for the more recent years to date. Penalties and interest on the proposed amounts were under negotiation, however, it is now, in the Company’s opinion, anticipated that interest may be required as part of the settlement and therefore interest for the 2013-2020 period of €120,000 ($143,000) was accrued during the period ended June 30, 2021. A request for waiver of late payment penalty was submitted to the German authorities and penalties were substantially reduced. A final settlement and then final bill received August 4, 2021 from the German Tax Authority confirmed that only a portion of the original bill is now owed (€277,000) for the period under audit. The Company is awaiting a final bill from the local authority for trade taxes in order to accurately determine total tax amounts to be paid for the audit period through present. After considering further negotiations, the Company concluded based on its evaluation under ASC 740, it is in the view of the Company that the resolution of these tax matters will not more likely than not ultimately result in a net material charge to the Company.

11. Revision to Prior Period Financial Statements

During the course of preparing the quarterly report on Form 10-Q for the three and nine months ended September 30, 2020 and 2019, the Company identified an error in its accrual and capitalization related to the Sawston Facility and research and development costs under the Advent Ancillary Services Agreement. The Company concluded that the error was not material to any prior annual period and the error had no material impact to any prior interim period. Nevertheless, the Company has revised its historical consolidated financial statements to properly reflect research and development expenses, capitalization of construction in progress and accrued liabilities in the prior periods. The effect of these revisions to the consolidated financial statements on the June 30, 2020 period was an understatement of net loss of $100,000 and $200,000 for research and development expenses related to services provided during the three and six month periods, respectively, and an understatement of $809,000 in accrued liabilities related to capital expenditures on the balance sheet.

12. Subsequent Events

In total, the Company received $5.7 million from exercises of warrants, issuance of notes and a VAT refund between July 1, 2021 and August 13, 2021.

During July and August 2021, 15.2 million shares of common stock were issued upon warrant exercises of $3.3 million.

During July and August 2021, the Company entered into multiple four-month note agreements (the “Notes”) with various individual lenders (the “Holders”) with an aggregate principal amount of $0.97 million for net proceeds of $0.93 million. The Notes contain a conditional piggy-back right to independently purchase shares from the Company, which provides a right for the Holders, contingent on the release of clinical trial data and the next private placement offering (“Next Offering”) after this release, to (a) purchase shares from the Company within seven days following such Next Offering at a 12% discount from the share price of the Next Offering for a variable number of shares equal to an amount up to 50% of the principal amount of the loan and (b) exchange some or all of the outstanding loan amount for a variable number of shares, within seven days after the Next Offering at a 12% discount, resulting in a reduced cash amount repayable under the loan agreement.

On August 2, 2021, the Company received a Value-added Tax refund of approximately $1.5 million from HM Revenue and Customs, the U.K. tax authority.

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

Our lead product, DCVax®-L, is designed to treat solid tumor cancers in which the tumor can be surgically removed. We have conducted a 331-patient international Phase III trial of DCVax-L for Glioblastoma multiforme brain cancer (GBM). As previously reported, the data collection and confirmation process was conducted by the independent contract research organization (CRO) who managed the trial and by other independent service firms. On October 5, 2020, the Company announced that Data Lock for the Phase III trial had been reached, and that a series of steps and processes would follow. These processes included data validation, analyses of the data by independent statisticians, preparations by the statisticians of summaries of the Trial results for review by the Company, the Principal Investigator, the Steering Committee of the Trial, the Scientific Advisory Board, and independent experts, in preparation for publication in a scientific journal and public announcement. This series of processes is under way. It is anticipated that public announcement will follow these processes.

As also previously reported, coronavirus-related difficulties have impacted most aspects of the process, especially with the waves of COVID-19 cases in many areas. The independent service firms have had limited capacity, and restrictions on operations. Key experts at certain specialized service providers have been unavailable for periods of time due to illness in their family. Other experts have gone on extended leave due to restrictions on operations. Clinical trial site personnel have been unavailable due to being reassigned for COVID-19, and the limited site personnel have had to work under restrictions. The clinical trial sites have not allowed personnel from the contract research organization and other service firms to make monitoring visits to check data and resolve queries. Committee processes and regulatory processes have been focused on COVID-19 matters and delayed on other matters. Firms such as the ones storing the Phase III trial tissue samples that are needed for certain analyses, and the firms conducting the analyses have had only limited operations. Even logistical matters such as the shipping of materials have been subjected to substantial restrictions and delays.

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

Results of Operations

Operating costs:

Operating costs and expenses consist primarily of research and development expenses, including clinical trial expenses, which increase when we are actively participating in clinical trials and especially when we are in a large ongoing international phase III trial or we are completing such a large international trial, and undertaking substantial one-time expenses such as for final site visits, query resolutions, statistical work for the Statistical Analysis Plan (SAP) and analyses pursuant to the SAP, preparations for data analyses and other activities related to completion and assessment of the trial and its results. The operating costs also include administrative expenses associated with trials and increase as such operating activities grow.

In addition to clinical trial related costs, our operating costs may include ongoing work relating to our DCVax products, including R&D, product characterization, and related matters.

Following our acquisition of Flaskworks, our operating costs now include the costs for its ongoing operations and its intellectual property filings.

Our operating costs also include the costs of preparations for new or expanded clinical trial programs, such as our planned Phase II clinical trials. The preparation costs include payments to regulatory consultants, lawyers, statisticians, sites and others, evaluation of potential investigators, the clinical trial sites and the CROs managing the trials and other service providers, and expenses related to institutional approvals, clinical trial agreements (business contracts with sites), training of medical and other site personnel, trial supplies and other. Additional substantial costs relate to the maintenance and substantial expansion of manufacturing capacity, in both the U.S. and Europe.

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

Three Months Ended June 30, 2021 and 2020

We recognized a net income of $4.4 million and a net loss of $58.1 million for the three months ended June 30, 2021 and 2020, respectively.

Research and Development Expense

For the three months ended June 30, 2021 and 2020, research and development expense was $5.5 million and $3.2 million, respectively. The increase was mainly related to an increase of $2.5 million stock-based compensation that represented the vesting of a portion of previously granted equity-based awards, and that was recognized in research and development expense.

We incurred approximately $1.8 million and $1.3 million in expenses from related parties during the three months ended June 30, 2021 and 2020, respectively.

General and Administrative Expense

General and administrative expenses were $7.4 million and $4.3 million for three months ended June 30, 2021 and 2020, respectively. The increase was mainly related to an increase of $1.0 million stock-based compensation that represented the vesting of a portion of previously granted equity-based awards, and that was recognized in general and administrative expense. The remaining $2.1 million increase related to consulting expenses.

Change in fair value of derivatives

During the three months ended June 30, 2021 and 2020, we recognized a non-cash gain of $17.5 million and a non-cash loss of $49.1 million, respectively. The gain was primarily due to the decrease of our stock price as of June 30, 2021 ($1.47 per share) compared to March 31, 2021 ($1.49 per share), and the loss was primarily due to the increase of our stock price as of June 30, 2020 ($0.34 per share) compared to March 31, 2020 ($0.16 per share).

Interest Expense

During the three months ended June 30, 2021 and 2020, we recorded interest expense of $0.8 million and $1.1 million, respectively.

Six Months Ended June 30, 2021 and 2020

We recognized a net income of $0.3 million and a net loss of $55.4 million for the six months ended June 30, 2021 and 2020, respectively.

Research and Development Expense

For the six months ended June 30, 2021 and 2020, research and development expense was $12.4 million and $7.1 million, respectively. The increase was mainly related to an increase of $6.3 million stock-based compensation that represented the vesting of a portion of previously granted equity-based awards, and that was recognized in research and development expense.

We incurred approximately $3.5 million and $2.8 million in expenses from related parties during the six months ended June 30, 2021 and 2020, respectively.

General and Administrative Expense

General and administrative expenses were $20.3 million and $8.9 million for six months ended June 30, 2021 and 2020, respectively. The increase was mainly related to an increase of $6.7 million stock-based compensation that represented the vesting of a portion of previously granted equity-based awards, and that was recognized in general and administrative expense. The remaining $4.7 million increase related to consulting expenses.

Change in fair value of derivatives

During the six months ended June 30, 2021 and 2020, we recognized a non-cash gain of $35.1 million and a non-cash loss of $36.2 million, respectively. The gain was primarily due to the decrease of our stock price as of June 30, 2021 ($1.47 per share) compared to December 31, 2020 ($1.53 per share), and the loss was primarily due to the increase of our stock price as of June 30, 2020 ($0.34 per share) compared to December 31, 2019 ($0.21 per share)

Interest Expense

During the six months ended June 30, 2021 and 2020, we recorded interest expense of $2.3 million and $1.7 million, respectively.

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

Cash Flow

Operating Activities

During the six months ended June 30, 2021 and 2020, net cash outflows from operations were approximately $20.0 million and $13.9 million, respectively. The increase in cash used in operating activities was primarily attributable to an increase in clinical trial related expenditures.

Financing Activities

We received approximately $4.1 million and $4.0 million cash from the exercise of warrants and options during the six months ended June 30, 2021 and 2020, respectively.

We received approximately $10.0 million cash proceeds from a loan from a commercial lender, $1.9 million cash from loans from various third-party lenders and $0.4 million from PPP loans during six months ended June 30, 2021.

We received approximately $11.6 million cash from issuance of 68.6 million shares of common stock during the six months ended June 30, 2020.

We made an aggregate debt payment of approximately $0.8 million and $1.4 million during the six months ended June 30, 2021 and 2020, respectively.

We received approximately $5.7 million cash proceeds from issuances of debt to third parties during the six months ended June 30, 2020.

We received approximately $0.3 million in cash proceeds from issuances of debt to a related party during the six months ended June 30, 2020.

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

Based on our analysis, as of June 30, 2021, the effect of a 100+/- basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss are considered immaterial.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2021, of the design and operation of our disclosure controls and procedures, as such terms are defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, management concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

32.1	Certification of President, Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Schema Document.

101.CAL	Inline XBRL Calculation Linkbase Document.

101.DEF	Inline XBRL Definition Linkbase Document.

101.LAB	Inline XBRL Label Linkbase Document.

101.PRE	Inline XBRL Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included as Exhibit 101).

*    Filed herewith

**  Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC

Dated: August 16, 2021	By:	/s/ Linda F. Powers
		Name:	Linda F. Powers

		Title:	President and Chief Executive Officer

Principal Executive Officer

Principal Financial and Accounting Officer