Form 10-Q
period 2021-09-30
NORTHWEST BIOTHERAPEUTICS INC
filed 2021-11-15
CIK 1072379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, the total number of shares of common stock, par value $0.001 per share, outstanding was 927,782,837.

NORTHWEST BIOTHERAPEUTICS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,836	$9,983
Prepaid expenses and other current assets	2,473	5,528
Total current assets	6,309	15,511

Non-current assets:
Property, plant and equipment, net	1,264	1,040
Construction in progress	12,748	9,074
Right-of-use asset, net	4,929	4,489
Indefinite-lived intangible asset	1,292	1,292
Goodwill	626	626
Other assets	1,053	867
Total non-current assets	21,912	17,388

TOTAL ASSETS	$28,221	$32,899

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$9,271	$7,380
Accounts payable and accrued expenses to related parties and affiliates	2,989	5,363
Convertible notes, net	135	3,830
Notes payable, net	7,939	2,437
Contingent payable derivative liability	8,322	8,275
Warrant liability	282,593	354,972
Lease liabilities	305	167
Investor advances	767	-
Total current liabilities	312,321	382,424

Non-current liabilities:
Notes payable, net of current portion, net	12,342	8,507
Lease liabilities, net of current portion	5,291	4,916
Total non-current liabilities	17,633	13,423

Total liabilities	329,954	395,847

COMMITMENTS AND CONTINGENCIES (Note 10)	—	—

Stockholders’ deficit:
Preferred stock ($0.001 par value); 100,000,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively	—	—
Common stock ($0.001 par value); 1,200,000,000 shares authorized; 891.9 million and 829.6 million shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	892	830
Additional paid-in capital	1,022,826	1,008,665
Stock subscription receivable	(79)	(79)
Accumulated deficit	(1,325,410)	(1,371,216)
Accumulated other comprehensive income (loss)	38	(1,148)
Total stockholders’ deficit	(301,733)	(362,948)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$28,221	$32,899

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2021	2020	2021	2020

Research and other revenues	$350	$216	$1,005	$788
Operating costs and expenses:
Research and development	3,748	17,660	16,122	24,737
General and administrative	6,651	30,433	26,909	39,297
Total operating costs and expenses	10,399	48,093	43,031	64,034
Loss from operations	(10,049)	(47,877)	(42,026)	(63,246)
Other income (expense):
Change in fair value of derivative liabilities	58,473	(138,969)	93,536	(175,170)
Loss from extinguishment of debt	-	(2,994)	(144)	(4,260)
Interest expense	(1,604)	(5,540)	(3,858)	(7,224)
Inducement expense	(314)	—	(314)	—
Foreign currency transaction gain (loss)	(987)	1,284	(1,388)	378
Total other income (loss)	55,568	(146,219)	87,832	(186,276)
Net income (loss)	$45,519	$(194,096)	$45,806	$(249,522)

Other comprehensive income (loss)
Foreign currency translation adjustment	836	(1,240)	1,186	(477)
Total comprehensive income (loss)	$46,355	$(195,336)	$46,992	$(249,999)

Net earnings (loss) per share applicable to common stockholders
Basic	$0.05	$(0.26)	$0.05	$(0.36)
Diluted	$(0.01)	$(0.26)	$(0.04)	$(0.36)

Weighted average shares used in computing basic earnings (loss) per share	875,963	747,749	854,276	695,423
Weighted average shares used in computing diluted earnings (loss) per share	1,135,762	747,749	1,099,598	695,423

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

(Unaudited)

	For the Three Months Ended September 30, 2021
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Par value	Capital	Receivable	Deficit	Income (Loss)	Deficit
Balance at July 1, 2021	857,230	$857	$1,021,107	$(79)	$(1,370,929)	$(798)	$(349,842)
Warrants exercised for cash	34,142	34	8,001	—	—	—	8,035
Reclassification of warrant liabilities related to warrants exercised for cash	—	—	23,018	—	—	—	23,018
Cashless warrants and stock options exercise	488	1	(1)	—	—	—	—
Reclassification of warrant liabilities related to cashless warrants exercise	—	—	4	—	—	—	4
Stock-based compensation	—	—	1,263	—	—	—	1,263
Reclassification of warrant liabilities based on authorized shares	—	—	(30,566)	—	—	—	(30,566)
Net income	—	—	—	—	45,519	—	45,519
Cumulative translation adjustment	—	—	—	—	—	836	836
Balance at September 30, 2021	891,860	$892	$1,022,826	$(79)	$(1,325,410)	$38	$(301,733)

	For the Three Months Ended September 30, 2020
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Par value	Capital	Receivable	Deficit	Income	Equity (Deficit)
Balance at July 1, 2020	722,158	$722	$811,526	$(31)	$(896,821)	$1,599	$(83,005)
Issuance of common stock and warrants for cash in a registered direct offering (net of $1.4 million warrant liability, and $0.2 million cash offering cost)	17,177	18	3,891	—	—	—	3,909
Issuance of common stock and warrants for conversion of debt and accrued interest	20,146	20	8,758	—	—	—	8,778
Warrants exercised for cash	19,050	19	5,610	—	—	—	5,629
Reclassification of warrant liabilities related to warrants exercised for cash	—	—	8,507	—	—	—	8,507
Cashless warrants exercise	222	—	—	—	—	—	—
Reclassification of warrant liabilities related to cashless warrants exercise	—	—	133	—	—	—	133
Beneficial conversion feature related to amended convertible note	—	—	44	—	—	—	44
Proceeds from investor to offset subscription receivable	—	—	—	5	—	—	5
Stock-based compensation	950	1	38,907	—	—	—	38,908
Net loss	—	—	—	—	(194,096)	—	(194,096)
Cumulative translation adjustment	—	—	—	—	—	(1,240)	(1,240)
Balance at September 30, 2020	779,703	$780	$877,376	$(26)	$(1,090,917)	$359	$(212,428)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30, 2021
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Par value	Capital	Receivable	Deficit	Income (Loss)	Deficit
Balance at January 1, 2021	829,631	$830	$1,008,665	$(79)	$(1,371,216)	$(1,148)	$(362,948)
Issuance of common stock for cash	69	-	16	—	—	—	16
Issuance of common stock and warrants for conversion of debt and accrued interest	5,145	5	7,495	—	—	—	7,500
Warrants and stock options exercised for cash	50,340	50	12,058	—	—	—	12,108
Reclassification of warrant liabilities related to warrants exercised for cash	—	—	34,412	—	—	—	34,412
Cashless warrants and stock options exercise	6,627	7	(7)	—	—	—	—
Reclassification of warrant liabilities related to cashless warrants exercise	—	—	1,596	—	—	—	1,596
Stock-based compensation	48	—	14,705	—	—	—	14,705
Reclassification of warrant liabilities based on authorized shares	—	—	(56,114)	—	—	—	(56,114)
Net income	—	—	—	—	45,806	—	45,806
Cumulative translation adjustment	—	—	—	—	—	1,186	1,186
Balance at September 30, 2021	891,860	$892	$1,022,826	$(79)	$(1,325,410)	$38	$(301,733)

	For the Nine Months Ended September 30, 2020
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Par value	Capital	Receivable	Deficit	Income	Equity (Deficit)
Balance at January 1, 2020	614,292	$614	$794,900	$(10)	$(841,395)	$836	$(45,055)
Issuance of common stock and warrants for cash in a registered direct offering (net of $8.0 million warrant liability and $0.6 million cash offering cost)	85,756	86	8,792	(16)	—	—	8,862
Issuance of common stock and warrants for conversion of debt and accrued interest	42,764	43	13,383	—	—	—	13,426
Warrants exercised for cash	34,746	35	9,591	—	—	—	9,626
Reclassification of warrant liabilities related to warrants exercised for cash	—	—	11,228	—	—	—	11,228
Cashless warrants exercise	222	—	—	—	—	—	—
Reclassification of warrant liabilities related to cashless warrants exercise	—	—	133	—	—	—	133
Beneficial conversion feature related to amended convertible note	—	—	44	—	—	—	44
Stock-based compensation	1,923	2	39,305	—	—	—	39,307
Net loss	—	—	—	—	(249,522)	—	(249,522)
Cumulative translation adjustment	—	—	—	—	—	(477)	(477)
Balance at September 30, 2020	779,703	$780	$877,376	$(26)	$(1,090,917)	$359	$(212,428)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the nine months ended
	September 30,
	2021	2020

Cash Flows from Operating Activities:
Net income (loss)	$45,806	$(249,522)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	240	33
Amortization of debt discount	1,721	1,991
Change in fair value of derivatives	(93,536)	175,170
Loss from extinguishment of debt	144	4,260
Inducement expense	314	—
Amortization of operating lease right-of-use asset	206	249
Stock-based compensation for services	14,632	39,307
Non-cash interest expense	—	4,270
Subtotal of non-cash charges	(76,279)	225,280
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,113	146
Other non-current assets	(198)	(12)
Accounts payable and accrued expenses	2,351	986
Related party accounts payable and accrued expenses	(1,845)	1,080
Lease liabilities	(1)	152
Net cash used in operating activities	(27,053)	(21,890)
Cash Flows from Investing Activities:
Purchase of equipment and construction in progress	(4,462)	(3,548)
Acquisition of Flaskworks, net of cash	—	(1,560)
Net cash used in investing activities	(4,462)	(5,108)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock and warrants in a registered direct offering, net	16	16,893
Proceeds from exercise of warrants and stock options	12,108	9,626
Proceeds from issuance of notes payable, net	13,574	8,557
Proceeds from warrants modification	—	4
Proceeds from issuance of convertible notes payable, net	—	3,190
Proceeds from issuance of convertible notes payable to related party	—	315
Investor advances	767	—
Repayment of notes payable	(2,003)	(1,556)
Repayment of notes payable to related parties	—	(64)
Repayment of convertible notes payable	—	(89)
Net cash provided by financing activities	24,462	36,876
Effect of exchange rate changes on cash and cash equivalents	906	(1,000)
Net (decrease) increase in cash and cash equivalents	(6,147)	8,878

Cash and cash equivalents, beginning of the period	9,983	372
Cash and cash equivalents, end of the period	$3,836	$9,250

Supplemental disclosure of cash flow information
Interest payments on notes payable to related party	$—	$(9)
Interest payments on convertible notes payable	$—	$(11)
Interest payments on notes payable	$(506)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the nine months ended
	September 30,
	2021	2020
Supplemental schedule of non-cash investing and financing activities:
Unpaid consideration related to Flaskworks acquisition	$—	$465
Cashless warrants and stock options exercise	$7	$—
Reclassification of warrant liabilities related to warrants exercised for cash	$34,412	$11,228
Reclassification of warrant liabilities related to cashless warrants exercise	$1,596	$133
Reclassification of warrant liabilities based on authorized shares	$56,114	$—
Issuance of common stock and warrants for conversion of debt and accrued interest	$7,487	$6,850
Offering cost related to warrant liability	$—	$3,749
Capital expenditures included in accounts payable	$327	$954
Capital expenditures included in accounts payable and accrued expenses to related parties and affiliates	$559	$1,294
Issuance of common shares to settle accrued service liability	$73	$—
Issuance of warrants in conjunction with convertible note payable	$—	$153
Issuance of warrants in connection with debt modification	$—	$395
Warrant modification in connection with debt amendment	$—	$91
Beneficial conversion feature related to amended convertible note	$—	$44

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

1. Organization and Description of Business

Northwest Biotherapeutics, Inc. and its wholly owned subsidiaries Flaskworks L.L.C., NW Bio GmbH, Aracaris Ltd, Aracaris Capital, Ltd, and Northwest Biotherapeutics B.V. (collectively, the “Company”, “we”, “us” and “our”) were organized to discover and develop innovative immunotherapies for cancer. The Company has developed DCVax® platform technologies for both operable and inoperable solid tumor cancers. The Company is headquartered in Bethesda, Maryland and has wholly owned subsidiaries in the U.K., in the Netherlands, and in Boston, Massachusetts.

The Company relies upon contract manufacturers for production of its DCVax products, research and development services, distribution and logistics, and related services, in compliance with the Company’s specifications and the applicable regulatory requirements.

2. Financial Condition, Going Concern and Management Plans

The Company has incurred annual net operating losses since its inception. The Company had a net income of $45.8 million for the nine months ended September 30, 2021. The Company had a net loss of $47.7 million for the nine months ended September 30, 2021 after removing the non-cash derivative gain. The Company used approximately $27.1 million of cash in its operating activities during the nine months ended September 30, 2021.

The Company does not expect to generate material revenue in the near future from the sale of products and is subject to all of the risks and uncertainties that are typically faced by biotechnology companies that devote substantially all of their efforts to research and development (“R&D”) and clinical trials and do not yet have commercial products. The Company expects to continue incurring annual losses for the foreseeable future. The Company’s existing liquidity is not sufficient to fund its operations, anticipated capital expenditures, working capital and other financing requirements until the Company reaches significant revenues. Until that time, the Company will need to obtain additional equity and/or debt financing, especially if the Company experiences downturns in its business that are more severe or longer than anticipated, or if the Company experiences significant increases in expense levels resulting from being a publicly-traded company or from expansion of operations. If the Company attempts to obtain additional equity or debt financing, the Company cannot assume that such financing will be available to the Company on favorable terms, or at all.

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

As previously reported, coronavirus-related difficulties have impacted most aspects of the database lock and the process of analyzing the Phase III trial results, especially with the successive waves of COVID-19 cases in many areas. The independent service firms have had limited capacity, and restrictions on operations. Key experts at certain specialized service providers have been unavailable for periods of time due to illness in their family. Other experts have gone on extended leave due to restrictions on operations. Clinical trial sites have not allowed personnel from the contract research organization managing the trial, or other service providers, to visit the sites for trial matters such as data monitoring and collection activities. Clinical trial site personnel have been unavailable due to being reassigned for COVID-19, and the limited site personnel have had to work under restrictions. Committee processes and regulatory processes have been similarly focused on COVID-19 matters and delayed on other matters. Firms such as the ones storing the Phase III trial tissue samples that are needed for certain analyses, and the firms conducting the analyses have had only limited operations. Even logistical matters such as the shipping of materials have been subjected to substantial restrictions and delays.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of September 30, 2021, condensed consolidated statements of operations and comprehensive loss, condensed consolidated statement of stockholders’ deficit for the three and nine months ended September 30, 2021 and 2020, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021 or for any future interim period. The condensed consolidated balance sheet at December 31, 2020 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2020 and notes thereto included in the Company’s annual report on Form 10-K (the “2020 Annual Report”), which was filed with the SEC on March 31, 2021.

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

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Debt

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This ASU is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption was permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company has adopted the new standard as of January 1, 2021, and the adoption did not have a significant effect on the condensed consolidated financial statements and related disclosures.

Recently Issued Accounting Standards Not Yet Adopted

Modifications or Exchanges of Freestanding Equity-Classified Written Call Options

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU will be effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2021-04 is not expected to have a material impact on the Company’s financial statements or disclosures.

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

Level 1 - Unadjusted quoted prices in active markets for identical instruments that are accessible by the Company on the measurement date

Level 2 - Quoted prices in markets that are not active or inputs which are either directly or indirectly observable

Level 3 - Unobservable inputs for the instrument requiring the development of assumptions by the Company

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of September 30, 2021 and December 31, 2020 (in thousands):

	Fair value measured at September 30, 2021
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	September 30, 2021	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$282,593	$—	$—	$282,593
Contingent payable derivative liability	8,322	—	—	8,322
Total fair value	$290,915	$—	$—	$290,915

	Fair value measured at December 31, 2020
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$354,972	$—	$—	$354,972
Embedded conversion option	2,507	—	—	2,507
Contingent payable derivative liability	8,275	—	—	8,275
Total fair value	$365,754	$—	$—	$365,754

There were no transfers between Level 1, 2 or 3 during the nine-month period ended September 30, 2021.

The following table presents changes in Level 3 liabilities measured at fair value for the nine-month period ended September 30, 2021. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

	Warrant	Embedded	Contingent Payable
	Liability	Conversion Option	Derivative Liability	Total
Balance - January 1, 2021	$354,972	$2,507	$8,275	$365,754
Additional warrant liability	516	—	—	516
Reclassification of warrant liabilities	20,106	—	—	20,106
Debt conversion	—	(1,925)	—	(1,925)
Change in fair value	(93,001)	(582)	47	(93,536)
Balance - September 30, 2021	$282,593	$(0)	$8,322	$290,915

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities and embedded conversion feature that are categorized within Level 3 of the fair value hierarchy as of September 30, 2021 and December 31, 2020 is as follows:

	As of September 30, 2021
	Warrant	Contingent Payable
	Liability	Derivative Liability
Strike price	$0.28	$1.28
Contractual term (years)	1.0	1.5
Volatility (annual)	79%	101%
Risk-free rate	0.2%	0.2%
Dividend yield (per share)	0%	0%

*Contingent based on current stock price as of September 30, 2021.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

	As of December 31, 2020
	Warrant	Embedded	Contingent Payable
	Liability	Conversion Option	Derivative Liability
Strike price	$0.28	$0.59	$1.53
Contractual term (years)	1.6	0.9	1.4
Volatility (annual)	116%	106%	126%
Risk-free rate	0.2%	0.1%	0.1%
Dividend yield (per share)	0%	0%	0%
*	Contingent based on stock price as of December 31, 2020.

5. Stock-based Compensation

The following table summarizes total stock-based compensation expense for the three and nine months ended September 30, 2021 and 2020 (in thousands). The general and administrative expense and research and development expense during the three and nine months ended September 30, 2021 and 2020 relate to the applicable portion vesting during this period of stock option awards made in the past to directors, employees, SAB members and consultants.

	For the three months ended		For the nine months ended
	September 30, 2021,		September 30, 2021,
	2021	2020	2021	2020
Research and development	$982	$14,206	$7,224	$14,191
General and administrative	281	24,702	7,408	25,116
Total stock-based compensation expense	$1,263	$38,908	$14,632	$39,307

The total unrecognized compensation cost was approximately $3.2 million as of September 30, 2021 and will be recognized over the next 1.5 years.

Stock Options

The following table summarizes stock option activity for the Company’s option plans during the nine months ended September 30, 2021 (amount in thousands, except per share number):

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual Life	Total Intrinsic
	Shares	Price	(in years)	Value
Outstanding as of January 1, 2021	308,840	$0.33	8.9	$372,219
Granted	910	0.92	8.9
Cash exercised	(183)	0.25	—	—
Cashless exercise	(4,376)	0.25	—	—
Forfeited/expired	—	—	—	—
Outstanding as of September 30, 2021	305,191	$0.33	8.2	$290,517
Options vested (1)	279,875	$0.32	8.2	$268,218
(1)	Approximately 239.3 million options are not exercisable until at least November 30, 2021.

Ms. Linda Powers, the Company’s Chief Executive Officer, and Mr. Leslie Goldman, the Company’s Senior Vice President, are subject to an agreement under which they cannot exercise any options or warrants except upon at least 61 days’ prior notice.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

6. Outstanding Debt

The following two tables summarize outstanding debt as of September 30, 2021 and December 31, 2020, respectively (amount in thousands):

		Stated
		Interest	Conversion		Remaining	Carrying
	Maturity Date	Rate	Price	Face Value	Debt Discount	Value
Short term convertible notes payable
6% unsecured	Due	6%	$3.09	$135	$—	$135
				135	—	135
Short term notes payable
8% unsecured	Various	8%	N/A	4,248	(214)	4,034
9% unsecured	Various	9%	N/A	3,297	(95)	3,202
12% unsecured	On Demand	12%	N/A	703	—	703
				8,248	(309)	7,939
Long term notes payable
1% unsecured	Various	1%	N/A	433	—	433
8% unsecured	12/31/2022	8%	N/A	11,005	(686)	10,319
6% secured	3/25/2025	6%	N/A	1,590	—	1,590
				13,028	(686)	12,342

Ending balance as of September 30, 2021				$21,411	$(995)	$20,416

		Stated				Embedded
		Interest	Conversion		Remaining	Conversion	Carrying
	Maturity Date	Rate	Price	Face Value	Debt Discount	Option	Value
Short term convertible notes payable
6% unsecured	Due	6%	$3.09	$135	$—	$—	$135
8% unsecured	4/30/2021	8%	$0.85	2,125	(937)	2,507	3,695
				2,260	(937)	2,507	3,830
Short term notes payable
8% unsecured	Various	8%	N/A	1,785	(51)	—	1,734
10% unsecured	Various	10%	N/A	263	—	—	263
12% unsecured	On Demand	12%	N/A	440	—	—	440
				2,488	(51)	—	2,437
Long term notes payable
8% unsecured	Various	8%	N/A	7,160	(496)	—	6,664
6% secured	3/25/2025	6%	N/A	1,843	—	—	1,843
				9,003	(496)	—	8,507

Ending balance as of December 31, 2020				$13,751	$(1,484)	$2,507	$14,774

On March 1, 2021, the Company entered into a Commercial Loan Agreement (the “Commercial Loan”) with a commercial lender for an aggregate principal amount of $10 million. The Commercial Loan bears interest at 8% per annum with a 22-month term. There are no principal repayments during the first 8 months of the term. The Commercial Loan is amortized in 14 installments starting on November 1, 2021. The Commercial Loan carries an original issue discount of $1 million.

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

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Between June and August, 2021, the Company entered into four-month note agreements (the “Notes”) with various individual lenders (the “Holders”) with an aggregate principal amount of $3.3 million for net proceeds of $3.1 million. The Notes contain a conditional piggy-back right to independently purchase shares from the Company, which provides a right for the Holders, contingent on the release of clinical trial data and a next private placement offering (“Next Offering”) after this release, to (a) purchase shares from the Company within seven days following such Next Offering at a 12% discount from the share price of the Next Offering for a variable number of shares equal to an amount up to 50% of the principal amount of the loan (the “Contingent Right”)and (b) exchange some or all of the outstanding loan amount for a variable number of shares, within seven days after the Next Offering at a 12% discount, resulting in a reduced cash amount repayable under the loan agreement (the “Contingent share-settled redemption feature”). The Company accounted for the Contingent Right as a freestanding financial instrument, which was classified as a warrant liability at fair value on the Consolidated Balance Sheet with changes in fair value recognized in the Consolidated Statement of Operations. The Company accounted for Contingent Share-settled Redemption Feature as an embedded derivative liability at fair value which requires to be bifurcated, and with changes in fair value recognized in the Consolidated Statement of Operations.

During the nine months ended September 30, 2021, $5.6 million of debt and interest was independently exchanged by the lender into 5.1 million shares of common stock and 0.8 million warrants. The fair value of common stock and warrants for these conversions were approximately $7.5 million, extinguishing approximately $1.9 million in liability from the note conversions.

During the nine months ended September 30, 2021, the Company made an aggregate $2.0 million cash payment on the existing outstanding notes.

For the three months ended September 30, 2021 and 2020, interest expense related to notes payable totaled approximately $0.9 million and $1.3 million including amortization of debt discounts totaling $0.4 million and $0.9 million, respectively.

For the nine months ended September 30, 2021 and 2020, interest expense related to notes payable totaled approximately $3.1 million and $2.9 million including amortization of debt discounts totaling $1.7 million and $2 million, respectively.

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

For the three and nine months ended September 30, 2021, net income is adjusted for gain from change in fair value of warrant liabilities.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The following table sets forth the computation of earnings (loss) per share (amounts in thousands):

	For the three months ended		For the nine months ended
	September 30, 2021		September 30, 2021
	2021	2020	2021	2020
Net earnings (loss) - basic	$45,519	$(194,096)	$45,806	$(249,522)
Reversal of gain due to change in fair value of warrant liability	(58,473)	—	(93,536)	—
Net loss - diluted	(12,954)	(194,096)	(47,730)	(249,522)

Weighted average shares outstanding - basic	875,963	747,749	854,276	695,423
Diluted shares- Options	40,189	—	41,773	—
Diluted shares- Warrants	219,535	—	203,474	—
Convertible notes and interest	75	—	75	—
Weighted average shares outstanding - diluted	1,135,762	747,749	1,099,598	695,423

The following securities were not included in the diluted net earnings (loss) per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the nine months ended
	September 30, 2021
	2021	2020
Common stock options	263,418	304,009
Common stock warrants	74,292	341,798
Convertible notes and accrued interest	—	16,193
Potentially dilutive securities	337,710	662,000

8. Related Party Transactions

Advent BioServices Agreement

The Company has a Manufacturing Services Agreement with Advent BioServices (“Advent”) for the manufacture of DCVax-L products at an existing facility in London, as previously reported. The Company also has an Ancillary Services Agreement with Advent, which establishes a structure under which Advent submits Statements of Work (“SOWs”) for activities related to the development of the Sawston facility and the compassionate use activities in the UK, as previously reported. The Ancillary Services Agreement had an original term of eight months, which ended in July 2020. The Company extended the initial term by 12 months to July 2021, with no other changes, and recently extended the term for another 12 months to July 2022.

Related Party Expenses and Accounts Payable

During the three months ended September 30, 2021 and 2020, the Company recognized approximately $1.7 million and $1.4 million, respectively, in research and development costs from Advent. During the nine months ended September 30, 2021 and 2020, the Company recognized approximately $5.1 million and $4.2 million, respectively, in research and development costs from Advent.

Additionally, during the nine months ended September 30, 2021 and 2020, the Company capitalized $2.3 million and $1.3 million costs, invoiced by Advent, related to the Sawston buildout. Some of these amounts have been paid and some have not been paid.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The following table summarizes outstanding unpaid accounts payable and accrued expenses held by related parties as of September 30, 2021 and December 31, 2020 (amount in thousands). These unpaid amounts include part of the expenses reported in the above section and also certain expenses incurred in prior periods.

	September 30, 2021	December 31, 2020
Advent BioServices – amount invoiced	$1,173	$3,734
Advent BioServices – amount accrued	1,816	1,629
Accounts payable and accrued expenses to Advent BioServices	$2,989	$5,363

9. Stockholders’ Deficit

Common Stock

Warrants and Stock Options Exercised for Cash

During the nine months ended September 30, 2021, the Company received $12.1 million from the exercise of warrants and stock options issued in the past with an exercise price between $0.175 and $0.40. The Company issued approximately 50.3 million shares of common stock upon these warrant and stock option exercises. The Company also received approximate $0.8 million cash proceeds from investors prior to September 30, 2021, for which the corresponding exercise agreement was not finalized and thus, common stock totaling 3.4 million was not issued as of September 30, 2021.  Accordingly, such amounts are included in Investor advances in the accompanying condensed consolidated balance sheet as of September 30, 2021.

The Company also entered into certain warrant exercise agreement which contains conditional piggy-back right to purchase shares (the “Piggy-back Right”). In exchange for the exercise, Company agrees that if the Company (i) publicly releases top line data from the Phase III trial of its DCVax®-L vaccine (such eventuality, the “Release”) and (ii) consummates the first offering of its common stock following such Release (the “Next Offering”) then Holder shall have the right, at its sole option exercisable within seven (7) days following the Next Offering, to piggy-back on the Next Offering by independently purchasing from Company up to a number of shares equal in value to 50% of the Total Exercise Amount provided that: the price per share paid by Holder shall be equal to the Next Offering price per share less 12%. The Piggy-back Right was given to the holders as an inducement offer (a sweetener) in order for the holders to exercise the warrants. The Company recognized approximately $0.3 million inducement expense during the nine months ended September 30, 2021.

Warrants and Stock Options Cashless Exercise

During the nine months ended September 30, 2021, certain warrant and stock option holders elected to cashless exercise some of their warrants and stock options, with exercise prices between $0.22 and $0.52. The Company issued approximately 6.6 million shares of common stock upon 8 million warrants and stock options exercises.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Stock Purchase Warrants

The following is a summary of warrant activity for the nine months ended September 30, 2021 (dollars in thousands, except per share data):

	Number of	Weighted Average	Remaining
	Warrants	Exercise Price	Contractual Term
Outstanding as of January 1, 2021	331,753	$0.28	1.61
Warrants granted	774	2.00
Warrants exercised for cash	(50,156)	0.24
Cashless warrrants exercised	(3,581)	0.24
Warrants expired and cancelled	(1,024)	2.95
Outstanding as of September 30, 2021	277,766	$0.28	1.00

Warrants and Options Suspension

The options and warrants held by Ms. Powers and Mr. Goldman are subject to an ongoing suspension on a rolling basis pursuant to the Blocker Letter. In addition, other executive officers and directors extended their suspensions from September 30, 2021 until October 31, 2021, and from October 31 to at least November 30, 2021.

At September 30, 2021, approximately a total of 247.3 million options and 58.4 million warrants were under block or suspension agreements.

At October 31, 2021, approximately a total of 239.3 million options and 59.7 million warrants were under block or suspension until at least November 30, 2021.

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

At September 30, 2021, the Company had operating lease liabilities of approximately $5.6 million for both the 20-year lease of the building for the manufacturing facility in Sawston, U.K., and the current office lease in the U.S. ROU assets of approximately $4.9 million for the Sawston lease and US office lease are included in the condensed consolidated balance sheet.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The following summarizes quantitative information about the Company’s operating leases (amount in thousands):

	For the Nine Months ended
	September 30, 2021
	U.K	U.S	Total
Lease cost
Operating lease cost	$493	$212	$705
Short-term lease cost	38	—	38
Variable lease cost	48	5	53
Total	$579	$217	$796
Other information
Operating cash flows from operating leases	$(519)	$(84)	$(603)
Weighted-average remaining lease term – operating leases	9.1	1.9
Weighted-average discount rate – operating leases	12%	12%

The Company recorded lease costs as a component of general and administrative expense during the nine months ended September 30, 2021 and 2020, respectively.

Maturities of the operating leases, excluding short-term leases, are as follows:

Three months ended December 31, 2021	$239
Year ended December 31, 2022	963
Year ended December 31, 2023	972
Year ended December 31, 2024	878
Thereafter	9,401
Total	12,453
Less present value discount	(6,857)
Operating lease liabilities included in the Condensed Consolidated Balance Sheet at September 30, 2021	$5,596

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

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

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

German Tax Matter

The German tax authorities have audited our wholly owned subsidiary, NW Bio GmbH, for 2013-2015. The NW Bio GmbH submitted substantial documentation to refute certain aspects of the assessments and the German tax authorities agreed in principle with the Company’s proposed revised approach and settlement offer. The Company provided documentation and accrued for a proposed settlement offer, that included €346,000 (approximately $406,000 as of December 31, 2020) for the years under audit, with an additional €101,000 (approximately $118,000) for the more recent years to date. A final settlement bill was received from the German Tax Authority confirming that only a portion of the original bill was owed, €277,000 (approximately $329,000), for corporate taxes, interest, and reduced penalty for the period under audit, which the Company paid on September 2, 2021. The Company also received and paid the final settlement bill from the local authority for trade taxes for the audit period in the amount of €231,000 (approximately $272,000). The Company estimated €100,528 (approximately $117,000) for the expected taxes and interest owed for more recent periods and has sufficient accruals. On November 4, 2021, the Company received a letter from the local tax authorities asking for additional late fees of €513,000 (approximately $595,000) on reimbursable withholding taxes that had been waived during the settlement process. While the Company has accrued for this new amount, we believe this new bill is not consistent with the settlement that was reached with the federal and city officials earlier this year, and the Company plans to appeal.  Based on the negotiations, the Company concluded based on its evaluation under ASC 740, it is in the view of the Company that the resolution of these tax matters will not more likely than not ultimately result in a net material charge to the Company.

11. Subsequent Events

In total, the Company received $8.2 million from exercises of warrants and issuance of notes between October 1, 2021 and November 12, 2021.

During October and November 2021, 34.8 million shares of common stock were issued upon warrant exercises of $6.9 million. Approximately 0.9 million shares of common stock are pending to be issued.

During October 2021, the Company entered into multiple four-month note agreements (the “Notes”) with various individual lenders (the “Holders”) with an aggregate principal amount of $1.14 million for net proceeds of $1.1 million. The Notes contain a conditional piggy-back right to independently purchase shares from the Company, which provides a right for the Holders, contingent on the release of clinical trial data and the next private placement offering (“Next Offering”) after this release, to (a) purchase shares from the Company within seven days following such Next Offering at a 12% discount from the share price of the Next Offering for a variable number of shares equal to an amount up to 50% of the principal amount of the loan and (b) exchange some or all of the outstanding loan amount for a variable number of shares, within seven days after the Next Offering at a 12% discount, resulting in a reduced cash amount repayable under the loan agreement.

In October 2021, the Company entered into multiple note extension agreements whereby the maturity date of the notes was extended for additional 2-4 months.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

On October 31, 2021, the Company further extended the suspension of approximately 297.6 million warrants and options held by the Company’s certain officers and board of directors until at least November 30, 2021. Additionally, certain investors also agreed to suspend total 1.4 million warrants until February and April 2022.

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

As also previously reported, coronavirus-related difficulties have impacted most aspects of the process, especially with the waves of COVID-19 cases in many areas. The independent service firms have had limited capacity, and restrictions on operations. Key experts at certain specialized service providers have been unavailable for periods of time due to illness in their family. Other experts have gone on extended leave due to restrictions on operations. Clinical trial site personnel have been unavailable due to being reassigned for COVID-19, and the limited site personnel have had to work under restrictions. The clinical trial sites have not allowed personnel from the contract research organization and other service firms to make monitoring visits to check data and resolve queries. Committee processes and regulatory processes have been focused on COVID-19 matters and delayed on other matters. Firms such as the ones storing the Phase III trial tissue samples that are needed for certain analyses, and the firms conducting the analyses have had only limited operations. Even logistical matters such as the shipping of materials have been subjected to substantial restrictions and delays. There has also been a reduction in compassionate use cases during COVID-related travel restrictions.

A license to work with human tissues for medical products at the Sawston facility has been issued by the UK Human Tissue Authority (HTA) to the Company’s contract manufacturer and operator of the facility, Advent BioServices. In the UK, an HTA license is required for the collection, processing and storage of human tissues and cells for medical purposes. This includes the tumor tissues used to prepare the lysate for DCVax-L products, and the immune cells that comprise the active ingredient of DCVax-L. Obtaining such a license requires an application, inspection and certification process. This process has now been completed and the HTA license allowing the relevant activities to be conducted at Sawston for DCVax-L has been issued.

The Sawston facility must also be certified and licensed by MHRA in order to be able to manufacture products such as DCVax-L. The process involves an extensive application process, comprehensive inspection of all aspects of the physical facility, its construction and equipment, and all aspects of the facility’s operations, including all operating systems, flow of materials and activities, sterility, quality control, staffing and other factors. It also includes extensive scrutiny of the quality management system that comprises approximately 1,000 regulatory documents, including standard operating procedures (SOPs) for the facility and for the product, validation records, data from practice manufacturing runs and other required documents.

Intensive preparations have been under way all year for this comprehensive inspection. A detailed application package and data were submitted to MHRA to qualify for the inspection. The original inspection timing was delayed by MHRA due to their caseload; however, the week-long onsite review by two MHRA inspectors was recently completed. The final phase of the process involves receiving an official MHRA inspection report and taking any responsive actions that may be required. The Company currently anticipates that this process will be completed before year-end.

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

Our second product, DCVax®-Direct, is designed to treat inoperable solid tumors. A 40-patient Phase I trial has been completed, and included treatment of a diverse range of more than a dozen types of cancers. The Company plans to pursue preparations for Phase II trials of DCVax-Direct, as resources permit.

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

Three Months Ended September 30, 2021 and 2020

We recognized a net income of $45.5 million and a net loss of $194.1 million for the three months ended September 30, 2021 and 2020, respectively. The net income of $45.5 million for the three months ended September 30, 2021 inlcuded a non-cash gain of $58.5 million from change in fair value derivative liabilities.

Research and Development Expense

For the three months ended September 30, 2021 and 2020, research and development expense was $3.7 million and $17.7 million, respectively. The decrease was mainly related to a decrease of $13.2 million stock-based compensation that represented the vesting of a portion of previously granted equity-based awards, and that was recognized in research and development expense.

We incurred approximately $1.7 million and $1.4 million in expenses from related parties during the three months ended September 30, 2021 and 2020, respectively.

General and Administrative Expense

General and administrative expenses were $6.7 million and $30.4 million for three months ended September 30, 2021 and 2020, respectively. The decrease was mainly related to a decrease of $24.4 million stock-based compensation that represented the vesting of a portion of previously granted equity-based awards, and that was recognized in general and administrative expense.

Change in fair value of derivatives

During the three months ended September 30, 2021 and 2020, we recognized a non-cash gain of $58.5 million and a non-cash loss of $139 million, respectively. The gain was primarily due to the decrease of our stock price as of September 30, 2021 ($1.28 per share) compared to June 30, 2021 ($1.47 per share), and the loss was primarily due to the increase of our stock price as of September 30, 2020 ($0.77 per share) compared to June 30, 2020 ($0.34 per share).

Interest Expense

During the three months ended September 30, 2021 and 2020, we recorded interest expense of $1.6 million and $5.5 million, respectively.

Inducement Expense

During the three months ended September 30, 2021, we recorded inducement expense of $0.3 million, which was related to certain warrants exercise.

Nine Months Ended September 30, 2021 and 2020

We recognized a net income of $45.8 million and a net loss of $249.5 million for the nine months ended September 30, 2021 and 2020, respectively. The net income of $45.8 million for the nine months ended September 30, 2021 included a non-cash gain of $93.5 million from change in fair value derivative liabilities.

Research and Development Expense

For the nine months ended September 30, 2021 and 2020, research and development expense was $16.1 million and $24.7 million, respectively. The decrease was mainly related to a decrease of $7 million stock-based compensation that represented the vesting of a portion of previously granted equity-based awards, and that was recognized in research and development expense.

We incurred approximately $5.1 million and $4.2 million in expenses from related parties during the nine months ended September 30, 2021 and 2020, respectively.

General and Administrative Expense

General and administrative expenses were $26.9 million and $39.3 million for nine months ended September 30, 2021 and 2020, respectively. The decrease was mainly related to a decrease of $17.7 million stock-based compensation that represented the vesting of a portion of previously granted equity-based awards, and that was recognized in general and administrative expense, and offset by an increase of approximately $3.4 million related to consulting expenses.

Change in fair value of derivatives

During the nine months ended September 30, 2021 and 2020, we recognized a non-cash gain of $93.5 million and a non-cash loss of $175.2 million, respectively. The gain was primarily due to the decrease of our stock price as of September 30, 2021 ($1.28 per share) compared to December 31, 2020 ($1.53 per share), and the loss was primarily due to the increase of our stock price as of September 30, 2020 ($0.77 per share) compared to December 31, 2019 ($0.21 per share)

Interest Expense

During the nine months ended September 30, 2021 and 2020, we recorded interest expense of $3.9 million and $7.2 million, respectively.

Inducement Expense

During the nine months ended September 30, 2021, we recorded inducement expense of $0.3 million, which was related to certain warrants exercise.

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

Cash Flow

Operating Activities

During the nine months ended September 30, 2021 and 2020, net cash outflows from operations were approximately $27.1 million and $21.9 million, respectively. The increase in cash used in operating activities was primarily attributable to an increase in clinical trial related expenditures.

Financing Activities

We received approximately $12.1 million cash from the exercise of warrants and options during the nine months ended September 30, 2021.

We received approximately $10.0 million cash proceeds from a loan from a commercial lender, $3.2 million cash from loans from various third-party lenders and $0.4 million from PPP loans during nine months ended September 30, 2021.

We received approximately $16.9 million cash from issuance of 85.8 million shares of common stock during the nine months ended September 30, 2020.

We received $9.6 million cash from the exercise of warrants during the nine months ended September 30, 2020.

We received approximately $8.6 million cash proceeds from issuances of debt to third parties during the nine months ended September 30, 2020.

We received approximately $315,000 in cash proceeds from issuances of debt with a related party during the nine months ended September 30, 2020.

We made an aggregate debt payments of approximately $2.0 million and $1.7 million during the nine months ended September 30, 2021 and 2020, respectively, including $64,000 to related parties during the nine months ended September 30, 2020.

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

Based on our analysis, as of September 30, 2021, the effect of a 100+/- basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss are considered immaterial.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 30, 2021, of the design and operation of our disclosure controls and procedures, as such terms are defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, management concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

32.1	Certification of President, Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Schema Document.

101.CAL	Inline XBRL Calculation Linkbase Document.

101.DEF	Inline XBRL Definition Linkbase Document.

101.LAB	Inline XBRL Label Linkbase Document.

101.PRE	Inline XBRL Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included as Exhibit 101).

*    Filed herewith

**  Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC

Dated: November 15, 2021	By:	/s/ Linda F. Powers
		Name:	Linda F. Powers

		Title:	President and Chief Executive Officer

Principal Executive Officer

Principal Financial and Accounting Officer