Form 10-K
period 2021-12-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2022-03-01
CIK 1072379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,212,762,000 on June 30, 2021.

As of February 25, 2022, the registrant had 960,022,117 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2022.

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

As also previously reported, coronavirus-related difficulties have impacted most aspects of the process, especially with the successive waves of COVID cases in many areas. The independent service firms have had limited capacity, and restrictions on operations. Key experts at certain specialized service providers have been unavailable for periods of time. Other experts have gone on extended leave. Clinical trial site personnel have been unavailable due to being reassigned for COVID, and the limited site personnel have had to work under restrictions. Committee processes and regulatory processes have been similarly focused on COVID matters and delayed on other matters. Firms such as the ones storing the Phase III trial tissue samples that are needed for certain analyses, and the firms conducting the analyses, continue to have only limited operations. Even logistical matters such as the shipping of materials have been, and continue to be, subjected to substantial difficulties and delays.

On August 28, 2020, we acquired Flaskworks, LLC (“Flaskworks”), a company that has developed a system designed to close and automate the manufacturing of cell therapy products such as DCVax®. We acquired 100% of the ownership, and Flaskworks became a wholly-owned subsidiary of the Company. Flaskworks was previously owned by its technical founders and Corning Inc. The technical team from Flaskworks joined us as part of the Acquisition. It is anticipated that the Flaskworks system will enable substantial scale-up of production volumes of DCVax products and substantial reduction of production costs. Our buildout of the Sawston, UK facility has been designed to proceed in phases, as modules, both for efficiency in the timing of capital costs and to allow flexibility in operations and usage. We anticipate that implementation of the Flaskworks system will enable certain phases of the buildout to be simplified and streamlined.  For further details on the financial aspects of the acquisition, please see Item 8 Note 5 below.

Our second product, DCVax®-Direct, is designed to treat inoperable solid tumors. A 40-patient Phase I trial has been completed, and included treatment of a diverse range of more than a dozen types of cancers. We plan to work on preparations for Phase II trials of DCVax-Direct as resources permit.

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

As previously reported, we have been developing a manufacturing facility in Sawston, U.K. To date, our production of dendritic cell vaccine products in the UK has been taking place in a GMP (clean room) facility in London, with a capacity of about 4 - 6 patients per month. The Sawston facility contains a total of 88,345 square feet on two floors. The initial production capacity comprises two manufacturing suites, occupying approximately 4,400 square feet on the ground floor. These two suites, together with some additional support and storage space, have anticipated potential capacity to produce dendritic cell vaccines for about 40 to 45 patients per month, or approximately 450 to 500 patients annually. The buildout of Phase 1A of the facility was completed in Q4 2020.

During 2021, work continued for technology transfer from the London facility to the Sawston facility, recruitment of contract technical personnel for Sawston, development of some 1,000 regulatory documents for operations in the Sawston facility, and applications to both the Human Tissue Authority (HTA) and the MHRA for inspections of the Sawston facility and its operations, and issuance of licenses for manufacturing in the facility. These applications and inspections were successfully completed.  The HTA license was issued in October 2021 and the MHRA license was issued in December 2021. Following some required validation work after the licenses were issued, production of DCVax-L began this month.

The initial production capacity will occupy only a small fraction of the total space in the Sawston facility. In light of this, and in light of our obligation in connection with the buildout loan from the Cambridge development authority to make the Sawston facility benefit the regional business ecosystem and not just us, on December 31, 2021 we entered into a sub-lease for a small portion of the space to our contract manufacturer, Advent BioServices.  For further details, please see Note 10 below. It is anticipated that, as and when feasible, the subleased space may enable some production of third party cell therapy products Such production of other products will fulfill the loan-related commitment to the Cambridge authority, will help support the capital-intensive Sawston facility costs and, in light of the growing demand for cell therapy manufacturing capacity, could substantially increase the asset value of the Sawston facility.

All of the development activities for the Sawston facility have been carried out or managed by Advent BioServices, who is also the contract operator of the facility.

Intellectual Property and Orphan Drug Designation

We have an integrated strategy for protection of our technology through both patents and other mechanisms, such as Orphan Drug status. As of December 31, 2021, we have 204 issued patents and 59 pending patent applications worldwide, grouped into 11 patent families. Of these, 200 issued patents and 47 pending patent applications directly relate to our DCVax products. In the United States and Europe, some of our patents and applications relate to compositions and the use of products, while other patents and applications relate to other aspects such as manufacturing and quality control. For example, in the United States, we have seven issued and five pending patent applications that relate to the composition and/or use of our DCVax products. We also have other U.S patents and applications that cover, among other things, quality control for DCVax and an automated system which we believe will help enable the scale-up of production for large numbers of patients on a cost-effective basis. Similarly, in Europe, we have seven patents issued by and eight pending patent applications with the European Patent Office ("EPO") that cover our DCVax products, and other patents and applications that cover aspects such as manufacturing and quality control, and the automated system. In Japan, we have nine issued patents and three pending patent applications relating to our DCVax products, as well as manufacturing related patents. Patents have been granted or are pending in other foreign jurisdictions which may be potential future markets for our DCVax products.

During 2021, seven new patents were issued to us as part of our worldwide patent portfolio. The newly issued patents cover methods for manufacturing dendritic cells related to our DCVax products, as well as encompassing certain methods of use and compositions that may be potential future markets for related DCVax products.

Additionally, with the acquisition of Flaskworks, we gained ownership of a portfolio of patents and patent applications which include those held by Flaskworks as well as patents and patent applications exclusively licensed by Flaskworks from Northeastern University. The portfolio includes a total of thirteen patent families, with issued patents and pending applications worldwide. Collectively these patents and patent applications cover key aspects of the design and function of automated cell culture systems.

During 2020, three new patents were issued to us as part of our worldwide patent portfolio. The newly issued patents cover methods for manufacturing dendritic cells related to our DCVax products, as well as encompassing certain methods of use and compositions that may be potential future markets for related DCVax products.

The expiration dates of the issued U.S. patents involved in our current business range from 2022 to 2036, and pending applications may involve longer time periods. The expiration dates of the issued European patents involved in our current business range from 2022 to 2024, and pending applications may involve longer time periods. For some of the earlier dates, we plan to seek extensions of the patent life, and believe we have reasonable grounds for doing so.

In addition to our patent portfolio, we have obtained Orphan Drug designation for our lead product, DCVax-L for glioma brain cancers. Such designation brings with it a variety of benefits, including potential market exclusivity for seven years in the U.S. and ten years in Europe if our product is the first of its type to reach the market.

This market exclusivity applies regardless of patents (i.e., even if the company that developed it has no patent coverage on the product). In addition, the time period for such market exclusivity does not begin to run until product sales begin. In contrast, the time period of a patent begins when the patent is filed and runs down during the years while the product is going through development and clinical trials.

Competition

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. A large and growing number of companies are actively involved in the research and development of immune therapies or cell-based therapies for cancer (including Juno, Kite, Bellicum, Agenus, Asterias, Immunicum, Sotio, AiVita and many others). In addition, many big pharma companies (including BMS, Merck, Pfizer, Astra Zeneca, Roche and others) are rapidly commercializing checkpoint inhibitor drugs to “take the brakes off” patients’ immune responses to cancer. Other novel technologies for cancer are also under development or have recently been approved, such as the Optune electro-therapy device developed by NovoCure, various biologics that Medicenna is developing, and various oncolytic virus therapies and gene therapies. Additionally, many companies are actively involved in the research and development of monoclonal antibody-based and bi-specific or tri-specific antibody-based cancer therapies. Currently, a substantial number of antibody-based drugs are approved for commercial sale for cancer therapy, and a large number of additional ones are under development. Many other third parties compete with us in developing alternative therapies to treat cancer, including: biopharmaceutical companies; biotechnology companies; pharmaceutical companies; academic institutions; and other research organizations, as well as some medical device companies.

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

Human Capital

The Company continues to operate with a lean staff, supplementing its full time employees with consultants with various expertise. The Company began the year with 19 full-time employees (FTEs) and ended the year on December 31, 2021 with 20 FTEs. With the acquisition of Flaskworks during FY2020, the Company gained additional experienced technical scientific management (1) and scientists (2). The Company's internal workforce is approximately gender equal. As in the past, the Company relied upon specialists in the areas of manufacturing, construction and construction management, clinical trial management, data validation and analysis, scientific advisory, regulatory advisory, legal, financial accounting and tax, and Information Technology. At the Company's international operations in the UK, the Company relies on a contracted workforce. To attract and retain talent, the Company offers a competitive pay and benefits package.

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

As of December 31, 2021, we had net cash outflows (losses) from operations, since inception. We may never achieve or sustain profitability.

Our auditors have issued a “going concern” audit opinion.

Management has determined and our independent auditors have indicated in their report on our December 31, 2021 financial statements that there is substantial doubt about our ability to continue as a going concern. We have received such a “going concern” opinion each of the preceding years for more than a decade. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation.

Maintaining a strong control environment, free of material weaknesses, is dependent on our ability to retain an adequate number of qualified personnel to perform such control activities and other factors.

In connection with the preparation of our financial statements for the year ended December 31, 2019, and prior years, our management and our independent auditor identified certain internal control deficiencies that, in the aggregate, represented material weaknesses. Although we have remediated the past material weaknesses and we have no material weakness noted for the years ended December 31, 2021, and December 31, 2020, we pursue ongoing efforts to strengthen our internal controls Maintaining a consistently strong control environment requires the ability to attract and retain sufficient qualified personnel and other factors. We may not be able to attract or retain sufficient numbers of qualified personnel.

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

As of December 31, 2021, we had a total of 20 full time employees: 18 full-time employees in the US, and one full-time employee in Europe, and one full-time employee in Canada. Of this group, only four employees are considered Management. Additional personnel are retained on a consulting or contractor basis. Many biotech companies would typically have a larger number of employees by the time they reach late stage clinical trials. Such trials and other programs require extensive management capabilities, activities and skill sets, including scientific, medical, regulatory (for FDA and foreign regulatory counterparts), manufacturing, distribution and logistics, site management, reimbursement, business, financial, legal, public relations outreach to both the patient community and physician community, intellectual property, administrative, regulatory (SEC), investor relations and other.

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

We have been in breach of the services agreements with our contract manufacturers on numerous occasions, primarily for untimely payment or non-payment. Our breaches of the services agreements may not be tolerated in the future as they have been in the past, and if we continue to breach the services agreements, for non-payment or otherwise, the contract manufacturers could cease providing services and/or terminate these agreements.

Our intention is for the Sawston, U.K. facility to manufacture DCVax products for both the UK and other regions. However, this may not turn out to be feasible, for regulatory, operational and/or logistical reasons. It is also unclear whether or how Brexit will affect or interfere with these plans in regard to Europe.

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

As of December 31, 2021, we had 200 issued patents and 47 pending patent applications worldwide relating to our product candidates and related matters such as manufacturing processes. The issued patents expire at various dates from 2022 to 2036. Our issued patents may be challenged, and such challenges may result in reductions in scope, cancellations or invalidations. Our pending patent applications may not result in issued patents. Moreover, our patents and patent applications may not be sufficiently broad to prevent others from using substantially similar technologies or from developing competing products. We also face the risk that others may independently develop similar or alternative technologies, or design around our patented technologies. As a result, no assurance can be given that any of our pending or future patent applications will be granted, that the scope of any patent protection currently granted or that may be granted in the future will exclude competitors or provide us with competitive advantages, that any of the patents that have been or may be issued to us will be held valid if subsequently challenged, or that other parties will not claim rights to or ownership of our patents or other proprietary rights that we hold.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market, sell our product candidates, and use our proprietary technologies without infringing the proprietary rights of third parties. We have not conducted a comprehensive freedom-to-operate review to determine whether our proposed business activities or use of certain of the technology covered by patent rights owned by us would infringe patents issued to third parties.

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

Unlike many pharmaceutical companies that have a number of products in development and which utilize many different technologies, we are dependent on the success of our DCVax platform technology. While the DCVax technology has a wide scope of potential use, and is embodied in several different product lines for different clinical situationsif the core DCVax technology is not effective or is toxic or is not commercially viable, our business could fail. We do not currently have other technologies that could provide alternative support for us.

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

Sales of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to decline. A substantial majority of the outstanding shares of our common stock are freely tradable without restriction or further registration under the Securities Act. As of December 31, 2021, 948.4 million shares of our common stock are issued and outstanding. In addition, as of December 31, 2021, 123 million shares of our common stock are issuable upon exercise of outstanding warrants, and 42.6 million shares of our common stock are issuable upon exercise of outstanding options.

We may have claims and lawsuits against us that may result in adverse outcomes.

From time to time, we may be subject to a variety of claims and lawsuits. In the past, we were engaged in several shareholder litigations. We believed that that the claims were without merit, fought them vigorously and resolved them. We have also had several small litigations, for example relating to certain payables. Litigation and claims are subject to inherent uncertainties, and adverse rulings or outcomes could occur, and/or could lead to further claims or litigation. Adverse outcomes or further litigation could result in significant monetary damages or injunctive relief that could adversely affect our business and may divert management time and attention from our business.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 4800 Montgomery Lane, Bethesda, Maryland, where we lease and occupy an aggregate of approximately 7,097 square feet of office space. The lease covering this property is currently scheduled to expire in August 2024.

Our research and development operations are mainly based in Sawston, U.K., where we lease and occupy an aggregate of approximately 88,000 square feet of building. The lease covering this property is currently scheduled to expire in December 2038.

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

Not Applicable.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUERS PURCHASES OF EQUITY SECURITIES

Market for Common Equity and Related Stockholder Matters

Our common stock trades on OTCQB under the trading symbols “NWBO” effective December 19, 2016. No assurance can be given that an active market will exist for our common stock.

As of February 15, 2022, there were approximately 41,900 holders of record of our common stock. Such holders may include any broker or clearing agencies as holders of record, and in such cases exclude the individual stockholders whose shares are held by such brokers or clearing agencies.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2021, the Company issued certain equity securities as set forth in Note 11 (Stockholders’ Deficit) to our financial statements, for the consideration described in such footnote, which disclosure is incorporated into this Item 5. Such securities were issued by the Company pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, or the provisions of Rule 506 of Regulation D promulgated under the Securities Act. Except as set forth in such note, the Company did not utilize an underwriter or a placement agent for any of these offerings of its securities.

ITEM 6. [RESERVED]

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

The following Management’s Discussion and Analysis provides a historical and prospective narrative on the Company’s financial condition, and results of operations for the year ended December 31, 2021 as compared to the year ended December 31, 2020.  The discussion of the Company’s financial condition and results of operations for the year ended December 31, 2020 compared to the same period in 2019 is included in Part II, Item 7. Below includes Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10–K for the year ended December 31, 2020.

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

As also previously reported, coronavirus-related difficulties have impacted most aspects of the process, especially with the waves of COVID cases in many areas. The independent service firms have had limited capacity, and restrictions on operations. Key experts at certain specialized service providers have been unavailable for periods of time. Other experts have gone on extended leave. Clinical trial site personnel have been unavailable due to being reassigned for COVID, and the limited site personnel have had to work under restrictions. Committee processes and regulatory processes have been similarly focused on COVID matters and delayed on other matters. Firms such as the ones storing the Phase III trial tissue samples that are needed for certain analyses, and the firms conducting the analyses, continue to have only limited operations. Even logistical matters such as the shipping of materials have been, and continue to be, subjected to substantial difficulties and delays.

On August 28, 2020, the Company acquired Flaskworks, LLC (“Flaskworks”), a company that has developed a system designed to close and automate the manufacturing of cell therapy products such as DCVax®. The Company acquired 100% of the ownership, and Flaskworks became a wholly-owned subsidiary of the Company. Flaskworks was previously owned by its technical founders and Corning Inc. The technical team from Flaskworks joined the Company as part of the Acquisition. It is anticipated that the Flaskworks system will enable substantial scale-up of production volumes of DCVax products and substantial reduction of production costs. The Company’s buildout of the Sawston, UK facility has been designed to proceed in phases, as modules, both for efficiency in the timing of capital costs and to allow flexibility in operations and usage. The Company anticipates that implementation of the Flaskworks system will enable certain phases of the buildout to be simplified and streamlined.  For further details on the financial aspects of the acquisition, please see Item 8 Note 5 below.

Our second product, DCVax®-Direct, is designed to treat inoperable solid tumors. A 40-patient Phase I trial has been completed, and included treatment of a diverse range of more than a dozen types of cancers. The Company plans to work on preparations for Phase II trials of DCVax-Direct as resources permit.

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

As of December 31, 2021 and 2020, the undiscounted net future cash flows of the U.K. property were greater than the carrying value. Therefore, no impairment loss was considered necessary.

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

Recently Adopted Accounting Standards

Income Taxes

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. On January 1, 2021, we adopted this standard without any material impact on our consolidated financial statements and related disclosures.

Debt

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This ASU is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption was permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of transition. We adopted the new standard as of January 1, 2021, we adopted this standard without any material impact on our consolidated financial statements and related disclosures.

Recently Issued Accounting Standards Not Yet Adopted

Modifications or Exchanges of Freestanding Equity-Classified Written Call Options

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU will be effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. The adoption of ASU 2021-04 is not expected to have a material impact on our financial statements or disclosures.

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

In addition to clinical trial related costs, our operating costs may include ongoing work relating to our DCVax products, including R&D, product characterization, and related matters. Going forward, we are also incurring large amounts of costs to carry out and complete statistical analyses, validation work, data reports and other work associated with analyzing the trial results and proceeding.

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

Our operating costs also include legal and accounting costs in operating the Company.

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

For the Years Ended December 31, 2021, 2020 and 2019

We recognized a net income of $179.1 million, a net loss of $529.8 million and a net loss of $20.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. The net income of $179.1 million for the year ended December 31, 2021 included a non-cash gain of $239.3 million from change in fair value derivative liabilities. The net loss of $529.8 million for the year ended December 31, 2020 included a non-cash loss of $435.4 million from change in fair value derivative liabilities.

Net cash used in operations was $38.3 million, $32.1 million and $31.9 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Research and development expense

For the years ended December 31, 2021, 2020 and 2019, research and development expense was $20.3 million, $33.6 million and $14.1 million, respectively. Research and development expenses included activities and involvement of external consultants as the Phase 3 trial moved through final data collection and query resolution, independent data validation, and other preparations for Data Lock and analyses. The decrease in 2021 compared to 2020 was mainly related to a decrease of $12 million stock-based compensation that represented the vesting of a portion of previously granted equity-based awards, and that was recognized in research and development expense.

We incurred approximately $7.4 million, $7.5 million and $5.7 million in expenses from related parties during the years ended December 31, 2021, 2020 and 2019, respectively.

General and Administrative Expense

General and administrative expenses were $33.4 million, $54.3 million and $16.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. The decrease in 2021 compared to 2020 was mainly related to a decrease of $24.2 million stock-based compensation that represented the vesting of a portion of previously granted equity-based awards, and that was recognized in general and administrative expense, and offset by an increase of approximately $3.3 million related to consulting expenses.

Change in fair value of derivatives

We recognized a non-cash gain of $239.3 million, a non-cash loss of $435.4 million and a non-cash gain of $11.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. The non-cash gain was primarily due to the decrease of our stock price as of December 31, 2021 ($0.70 per share) compared to December 31, 2020 ($1.53 per share). The non-cash loss was primarily due to the increase of our stock price as of December 31, 2020 ($1.53 per share) compared to December 31, 2019 ($0.21 per share).

Debt Extinguishment

During the year ended December 31, 2021, we entered into multiple note extension agreements whereby the maturity dates of the notes were extended for an additional 2-4 months. Certain amendments were accounted for as a debt extinguishment. We recognized $0.2 million debt extinguishment loss from the amendment.

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

Our PPP Loan forgiveness application for Round 1 was approved on December 7, 2020. We recorded approximate $0.4 million debt extinguishment gain from the forgiveness of PPP Loan during the year ended December 31, 2020.

Inducement Expense

During the year ended December 31, 2021, we recorded inducement expense of $0.6 million, which was related to certain warrants exercise.

Interest expense

During the years ended December 31, 2021, 2020 and 2019, we recorded interest expense of $5 million, $8.5 million and $3 million, respectively.

Foreign currency transaction gain

During the years ended December 31, 2021, 2020, and 2019, we recognized foreign currency transaction loss of $1.7 million, gain of $2.3 million and $0.3 million, respectively. The gain was due to the weakening of the U.S. dollar relative to the British pound sterling. The loss was due to the strengthening of the U.S. dollar relative to the British pound sterling.

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

Contingent Contractual Payment

The following table summarizes our contractual obligations as of December 31, 2021 (amount in thousands):

	Payment Due by Period
		Less than	1 to 2	3 to 5
	Total	1 Year	Years	Years
Short term convertible notes payable (1)
6% unsecured	$234	$234	$—	$—
Short term notes payable (2)
8% unsecured	2,333	2,333	—	—
9% unsecured	4,453	4,453	—	—
12% unsecured	1,026	1,026	—	—
Long term notes payable (3)
1% unsecured	436	—	—	436
8% unsecured	28,030	—	28,030	—
6% secured	1,669	91	61	1,517
Operating leases (4)	9,633	—	7,224	2,409
Purchase obligation (5)
Total	$47,814	$8,137	$35,315	$4,362
(1)	The obligations related to short-term convertible notes were approximately $0.2 million as of December 31, 2021, which included remaining contractual unpaid interest of $0.1 million.
(2)	The obligations related to short-term notes were approximately $7.8 million as of December 31, 2021, which included unpaid interest of $0.6 million.
(3)	The obligations related to long-term notes were approximately $30.1 million as of December 31, 2021, which included unpaid interest for the next 5 years of approximately $2.1 million.
(4)	The operating lease obligations during the next 2 years included approximately $0.6 million for our offices in Maryland and U.K, and approximately $0.2 million for our office in Maryland for the next 3-4 years. Approximately £1 million ($1.4 million) in lease obligations during the next 2 years and approximately £1.5 million ($2 million) for the next 3 to 5 years related to the Vision Centre in the U.K. that we leased back in December 2018. We also included approximately $5.1 million of anticipated payments to Advent BioServices, which represents the next year’s obligation under the current Manufacturing Services Agreement. The remaining contract term as of December 31, 2021 was approximately 1 year under the Manufacturing Services Agreement with Advent.

(5)	We have possible contingent obligations to pay certain fees to contract manufacturers if we shut down or suspend programs.

For a shut down or suspension of the DCVax-L program at Advent, the Company must give 12 months’ advance notice. During the notice period services would still be provided. Minimum required payments for this notice period total approximately £3.8 million ($5.1 million).

As of December 31, 2021, no shut-down or suspension fees were triggered.

Operating Activities

We used $38.3 million, $32.1 million and $31.9 million in cash for operating activities during the years ended December 31, 2021, 2020 and 2019, respectively. The increase in cash used in operating activities was primarily attributable to an increase in clinical trial related expenditures.

Investing Activities

We spent approximately $6 million, $6.6 million and $0.4 million in cash for purchase of additional equipment in the UK and our build out in Sawston, UK during the years ended December 31, 2021, 2020 and 2019, respectively.

We spent approximately $1.5 million related to the Flaskworks acquisition during the year ended December 31, 2020.

Financing Activities

We received approximately $4.1 million, $26.8 million and $6.9 million in cash proceeds from issuance of common stock and warrants, in both public and private offerings during the years ended December 31, 2021, 2020 and 2019, respectively.

We received approximately $20.0 million, $13.9 million and $2.2 million cash proceeds from the exercise of warrants and options during the years ended December 31, 2021, 2020 and 2019, respectively.

We received approximately $29.7 million, $13.7 million and $7.0 million in cash proceeds from the issuance of multiple notes payable during the years ended December 31, 2021, 2020 and 2019, respectively.

We received approximately $0.3 million in cash proceeds from issuances of debt with a related party during the year ended December 31, 2020.

We made aggregate debt payments of $5.8 million and $2.0 million and $6.1 million during the years ended December 31, 2021, 2020 and 2019, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of December 31, 2021 and 2020 and for the fiscal years ended December 31, 2021, 2020 and 2019, begins on page F-1 of this Annual Report on Form 10-K.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. In making this assessment, the Company’s management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Our management concluded that as of December 31, 2021, our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management of the Company, including our CEO and Principal Financial and Accounting Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. Based on this assessment, we determined that we have effectively designed and implemented, consistently performed, and tested the functioning of these controls.  Accordingly, we concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

Cherry Bekaert, LLP, the Company’s independent registered public accounting firm, was appointed by the Company’s Board of Directors and ratified by the Company’s stockholders.  They were engaged to render an opinion regarding the fair presentation of the Company’s consolidated financial statements as well as conducting an audit of internal control over financial reporting for the period ending December 31, 2021.  Their reports included at F-2 of this Form 10-K are based upon audits conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On February 25, 2022, the Company amended its existing Equity Compensation Plan, which was adopted in 2020 as previously reported.  The amendment provides that the possible forms of awards under the Plan include awards paid in cash or awards paid in a combination of cash and equity, in addition to the existing provisions for awards made in any form of equity.  The amendment also clarifies that a delegation of authority from the Board to a Committee may be either a general delegation or a delegation for a specific occasion.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our 2022 Proxy Statement under the captions “Election of Directors” and “Code of Ethics.” To the extent that we do not file the 2022 Proxy Statement prior to the end of the 120-day period following December 31, 2021, we will amend this Annual Report on Form 10-K to provide the required information.

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

10.67	Form of Class A Common Stock Purchase Warrant (incorporated by reference as Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on September 22, 2017).
10.70	Form of Class D-1 Common Stock Purchase Warrant (incorporated by reference as Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on December 7, 2017).
10.72	Form of Subscription Agreement (incorporated by reference as Exhibit 10.3 filed with the Company’s Current Report on Form 8-K on December 7, 2017).
10.73	Settlement and Amendment Agreement (2016 Obligations Agreement), dated as of December 31, 2017, by and between Northwest Biotherapeutics, Inc. and Cognate BioServices, Inc.
10.74	Settlement and Amendment Agreement (2017 Obligations Agreement), dated as of December 31, 2017, by and between Northwest Biotherapeutics, Inc. and Cognate BioServices, Inc.
10.75	Note and Loan Agreement, dated as of March 14, 2018, by and between Northwest Biotherapeutics, Inc. and Linda F. Powers.
10.76	Note and Loan Agreement, dated as of March 19, 2018, by and between Northwest Biotherapeutics, Inc. and Linda F. Powers.
10.78	Form of Loan Agreement, dated as of November 7, 2018, by and between Northwest Biotherapeutics, Inc. and a Group of Private Lenders.

10.79	Contract Relating to Sale of Spicers, Sawston, Cambridge, dated as of December 5, 2018, by and between Aracaris Capital Limited and Huawei Technologies Research & Development (UK) Limited.
10.80	Lease Relating to Vision Centre, Sawston, Cambridge, by and between Aracaris Capital Limited and Aracaris Limited, dated as of December 14, 2018.
10.81	Equity Compensation Plan, dated May 29, 2020.
10.82	Note and Loan Agreement, dated August 14, 2021, by and between Northwest Biotherapeutics, Inc. and Iliad Research and Trading L.P.
10.83	Agreement to acquire Flaskworks, L.L.C, August 28, 2020.
10.84	Change in Registrant’s Accountants (incorporated by reference as Exhibit 16.1 filed with the Company’s Current Report on Form 8-K January 26, 2021).
10.85	Loan Agreement, dated March 1, 2021, by and between Northwest Biotherapeutics, Inc. and Streeterville Capital, L.L.C.
10.86	Loan Agreement, dated November 22, 2021, by and between Northwest Biotherapeutics, Inc. and Streeterville Capital, L.L.C.
10.87	Sub-lease Agreement, dated December 31, 2021, by and between Aracaris Ltd. and Northwest Biotherapeutics, Inc. (collectively the “Sub-Lessor”) and Advent BioServices, Ltd. (the “Sub-Lessee”).
21.1	Subsidiaries of the Registrant.
23.1	Independent Registered Public Accounting Firm’s Consent.
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Label Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

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

NORTHWEST BIOTHERAPEUTICS, INC. (Registrant)

Date: March 1, 2022	By:	/s/ Linda F. Powers
Linda F. Powers,
President and Chief Executive Officer Principal Executive Officer Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Linda F. Powers	President and Chief Executive Officer	March 1, 2022
Linda F. Powers	Principal Executive Officer
Principal Financial and Accounting Officer

/s/ Alton L. Boynton	Director	March 1, 2022
Alton L. Boynton

/s/ Navid Malik	Director	March 1, 2022
Dr. Navid Malik

/s/ Jerry Jasinowski	Director	March 1, 2022
Jerry Jasinowski

/s/ J. Cofer Black	Director	March 1, 2022
J. Cofer Black

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NORTHWEST BIOTHERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Northwest Biotherapeutics, Inc.

Bethesda, Maryland

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Northwest Biotherapeutics, Inc. and Subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

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

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting included in Item 9A—Controls and Procedures in the Company’s 2021 Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

Critical Audit Matter – Debt and Equity Accounting Considerations

The critical audit matter communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which it relates.

Critical Audit Matter Description

As disclosed in Notes 4, 6, 8, and 11 to the consolidated financial statements, the Company had various debt, derivative, and equity transactions, including stock-based compensation, where management evaluated required accounting considerations, significant estimates, and judgements around certain features, the possibility of conversion or redemption, and the valuation of certain components of the financings, including the valuation around certain freestanding and embedded derivatives. Certain features were initially measured at fair value and subsequently have been remeasured to fair value at each reporting period.

There is no current observable market for these types of features and, as such, the Company determined the fair value of the freestanding instruments or embedded derivatives using the Black-Scholes-Merton model or the Monte Carlo option pricing model, as applicable, to measure the fair value of the debt and/or equity instrument both with and without the derivative liability features. As a result, a high degree of auditor judgment and effort was required in performing audit procedures to evaluate the various components of these instruments.

How the Critical Audit Matter Was Addressed In the Audit

Our principal audit procedures performed to address this critical audit matter included the following:

●	We tested the design and operating effectiveness of the internal controls related to the debt, derivative liabilities, and equity transactions, including stock-based compensation, processes.
●	We obtained a listing and of all debt, derivative liabilities, and equity transactions, including stock-based compensation, and management’s accounting analysis supporting these transactions. We evaluated the conclusions reached to ensure these were recorded in accordance with the relevant accounting guidance.
●	We identified and evaluated the accounting considerations in determining the nature of the various features and weighting of evidence, the potential bifurcation of these instruments, and considerations related to the determination of the fair value of the various debt and equity instruments and the conversion and redemption features that include complex valuation models and assumptions utilized by management. We reviewed the fair value models used, significant assumptions, and underlying data used in the models and evaluated whether the estimates and assumptions were consistent with evidence obtained in other areas of the audit.

●	We evaluated the disclosures surrounding debt, derivative liabilities, and equity transactions, including stock-based compensation, to ensure these were disclosed in accordance with the relevant accounting guidance.

We have served as the Company’s auditors since 2021.

/s/ Cherry Bekaert LLP

Tampa, Florida

March 1, 2022

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

New York, NY

March 16, 2020

NORTHWEST BIOTHERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$15,169	$9,983
Prepaid expenses and other current assets	2,121	5,528
Total current assets	17,290	15,511

Non-current assets:
Property, plant and equipment, net	15,027	1,040
Construction in progress	—	9,074
Right-of-use asset, net	4,889	4,489
Indefinite-lived intangible asset	1,292	1,292
Goodwill	626	626
Other assets	1,036	867
Total non-current assets	22,870	17,388

TOTAL ASSETS	$40,160	$32,899

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$6,976	$7,380
Accounts payable and accrued expenses to related parties and affiliates	3,971	5,363
Convertible notes, net	135	3,830
Notes payable, net	7,104	2,437
Contingent payable derivative liability	8,232	8,275
Warrant liability	106,784	354,972
Lease liabilities	317	167
Shares payable	250	—
Total current liabilities	133,769	382,424

Non-current liabilities:
Notes payable, net of current portion, net	25,156	8,507
Lease liabilities, net of current portion	5,226	4,916
Total non-current liabilities	30,382	13,423

Total liabilities	164,151	395,847

COMMITMENTS AND CONTINGENCIES (Note 12)

Stockholders’ deficit:
Preferred stock ($0.001 par value); 100,000,000 shares authorized as of December 31, 2021 and 2020, respectively	—	—
Common stock ($0.001 par value); 1,200,000,000 shares authorized; 948.4 million and 829.6 million shares issued and outstanding as of December 31, 2021 and 2020, respectively	948	830
Additional paid-in capital	1,066,873	1,008,665
Stock subscription receivable	(79)	(79)
Accumulated deficit	(1,192,090)	(1,371,216)
Accumulated other comprehensive income (loss)	357	(1,148)
Total stockholders’ deficit	(123,991)	(362,948)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$40,160	$32,899

See accompanying notes to the consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	For the years ended
	December 31,
	2021	2020	2019
Revenues:
Research and other	$1,005	$1,291	$2,410
Total revenues	1,005	1,291	2,410
Operating costs and expenses:
Research and development	20,308	33,637	14,106
General and administrative	33,399	54,259	16,283
Total operating costs and expenses	53,707	87,896	30,389
Loss from operations	(52,702)	(86,605)	(27,979)
Other income (expense):
Change in fair value of derivative liabilities	239,347	(435,351)	11,828
Loss from extinguishment of debt	(165)	(1,582)	(1,941)
Interest expense	(5,011)	(8,544)	(2,975)
Inducement expense	(647)	—	—
Foreign currency transaction gain (loss)	(1,696)	2,261	255
Total other income (loss)	231,828	(443,216)	7,167
Net income (loss)	$179,126	$(529,821)	$(20,812)

Other comprehensive income (loss)
Foreign currency translation adjustment	1,505	(1,984)	(164)
Total comprehensive income (loss)	$180,631	$(531,805)	$(20,976)

Net earnings (loss) per share applicable to common stockholders
Basic	$0.21	$(0.73)	$(0.04)
Diluted	$(0.06)	$(0.73)	$(0.04)

Weighted average shares used in computing basic earnings (loss) per share	873,517	725,129	564,188
Weighted average shares used in computing diluted earnings (loss) per share	1,007,869	725,129	564,188

See accompanying notes to the consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands)

						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Par value	Capital	Receivable	Deficit	Income (Loss)	Deficit
Balances at January 1, 2019	523,232	$523	$775,741	$(10)	$(825,385)	$1,000	$(48,131)
Issuance of common stock and warrants for cash in a registered direct offering (net of $2.7 million warrant liability and $0.4 million cash offering cost)	32,708	33	4,040	—	—	—	4,073
Warrants exercised for cash	9,532	10	2,210	—	—	—	2,220
Reclassification of warrant liabilities related to warrants exercised for cash	—	—	1,759	—	—	—	1,759
Issuance of common stock and warrants for conversion of debt and accrued interest	35,480	35	9,138	—	—	—	9,173
Stock-based compensation	1,340	1	1,818	—	—	—	1,819
Cumulative effect of adopting new accounting standard	—	—	—	—	4,802	—	4,802
Issuance of common shares in connection with a settlement agreement	12,000	12	(12)	—	—	—	—
Beneficial conversion feature related to amended convertible note	—	—	68	—	—	—	68
Reclass between shares payable and additional paid-in capital	—	—	138	—	—	—	138
Net loss	—	—	—	—	(20,812)	—	(20,812)
Cumulative translation adjustment	—	—	—	—	—	(164)	(164)
Balances at December 31, 2019	614,292	614	794,900	(10)	(841,395)	836	(45,055)
Issuance of common stock and warrants for cash in a registered direct offering (net of $10.3 million warrant liability and $0.6 million cash offering cost)	97,981	98	16,462	(69)	—	—	16,491
Issuance of common stock and warrants for conversion of debt and accrued interest	58,368	58	19,591	—	—	—	19,649
Warrants exercised for cash	47,511	48	13,867	—	—	—	13,915
Reclassification of warrant liabilities related to warrants exercised for cash	—	—	22,701	—	—	—	22,701
Cashless warrants exercise	7,086	7	(7)	—	—	—	—
Cashless option exercise	71	—	-	—	—	—	—
Reclassification of warrant liabilities related to cashless warrants exercise	—	—	9,478	—	—	—	9,478
Beneficial conversion feature related to amended convertible note	—	—	44	—	—	—	44
Issuance of common stock in connection with Flaskworks acquisition	655	1	1,132	—	—	—	1,133
Stock-based compensation	3,667	4	52,205	—	—	—	52,209
Reclassification of warrant liabilities related to sequencing policy	—	—	78,292	—	—	—	78,292
Net loss	—	—	-	—	(529,821)	—	(529,821)
Cumulative translation adjustment	—	—	-	—	—	(1,984)	(1,984)
Balances at December 31, 2020	829,631	830	1,008,665	(79)	(1,371,216)	(1,148)	(362,948)
Issuance of common stock for cash	6,272	6	4,064	—	—	—	4,070
Issuance of common stock and warrants for conversion of debt and accrued interest	5,145	5	7,495	—	—	—	7,500
Warrants and stock options exercised for cash	86,910	87	19,888	—	—	—	19,975
Reclassification of warrant liabilities related to warrants exercised for cash	—	—	68,692	—	—	—	68,692
Cashless warrants and stock options exercise	20,439	20	(20)	—	—	—	—
Reclassification of warrant liabilities related to cashless warrants exercise	—	—	2,369	—	—	—	2,369
Stock-based compensation	48	—	15,571	—	—	—	15,571
Reclassification of warrant liabilities based on authorized shares	—	—	(59,851)	—	—	—	(59,851)
Net income	—	—	—	—	179,126	—	179,126
Cumulative translation adjustment	—	—	—	—	—	1,505	1,505
Balances at December 31, 2021	948,445	$948	$1,066,873	$(79)	$(1,192,090)	$357	$(123,991)

See accompanying notes to the consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended
	December 31,
	2021	2020	2019
Cash Flows from Operating Activities:
Net income (loss)	$179,126	$(529,821)	$(20,812)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	324	87	21
Amortization of debt discount	2,301	3,013	1,430
Change in fair value of derivatives	(239,347)	435,351	(11,828)
Change in fair value of contingent liability	—	913	—
Loss from extinguishment of debt	165	1,582	1,941
Inducement expense	647	—	—
Amortization of operating lease right-of-use asset	262	338	(322)
Stock-based compensation related to warrants modification	—	—	3
Stock-based compensation for services	15,498	52,209	1,819
Non-cash interest expense	—	4,270	—
Subtotal of non-cash charges	(220,150)	497,763	(6,936)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,475	(2,350)	(1,226)
Other non-current assets	(179)	(31)	(11)
Accounts payable and accrued expenses	77	1,702	30
Related party accounts payable and accrued expenses	(674)	431	(3,230)
Lease liabilities	26	213	326
Net cash used in operating activities	(38,299)	(32,093)	(31,859)
Cash Flows from Investing Activities:
Purchase of equipment and construction in progress	(6,015)	(6,610)	(360)
Acquisition of Flaskworks, net of cash	—	(1,532)	—
Net cash used in investing activities	(6,015)	(8,142)	(360)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock and warrants in a registered direct offering, net	4,070	26,814	6,874
Proceeds from exercise of warrants and stock options	19,975	13,915	2,220
Proceeds from issuance of notes payable, net	29,665	8,557	7,000
Proceeds from warrants modification	—	4	7
Proceeds from issuance of convertible notes payable, net	—	5,115	—
Proceeds from issuance of convertible notes payable to related party	—	315	—
Investor advances	250	—	—
Repayment of notes payable	(5,828)	(1,556)	(420)
Repayment of notes payable to related parties	—	(379)	(329)
Repayment of convertible notes payable	—	(89)	—
Repayment of convertible notes payable to related parties	—	—	(5,400)
Net cash provided by financing activities	48,132	52,696	9,952
Effect of exchange rate changes on cash and cash equivalents	1,368	(2,850)	415
Net increase (decrease) in cash and cash equivalents	5,186	9,611	(21,852)

Cash and cash equivalents, beginning of the year	9,983	372	22,224
Cash and cash equivalents, end of the year	$15,169	$9,983	$372

Supplemental disclosure of cash flow information
Interest payments on notes payable to related party	$—	$(9)	$(177)
Interest payments on convertible notes payable	$—	$(11)	$—
Interest payments on notes payable	$(1,730)	$—	$(43)
Interest payments on convertible notes payable to related party	$—	$(19)	$(795)

See accompanying notes to the consolidated financial statement

NORTHWEST BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended
	December 31,
	2021	2020	2019
Supplemental schedule of non-cash investing and financing activities:
Issuance of common stock as consideration related to Flaskworks acquisition	$—	$220	$—
Cashless warrants and stock options exercise	$20	$7	$—
Reclassification of warrant liabilities related to warrants exercised for cash	$68,692	$22,701	$1,759
Reclassification of warrant liabilities related to cashless warrants exercise	$2,369	$9,478	$—
Reclassification of warrant liabilities based on authorized shares	$59,851	$78,292	$—
Issuance of common stock and warrants for conversion of debt and accrued interest	$7,487	$8,230	$7,313
Offering cost related to warrant liability	$—	$4,876	$2,693
Deferred offering cost	$—	$—	$108
Capital expenditures included in accounts payable	$33	$1,088	$947
Capital expenditures included in accounts payable and accrued expenses to related parties and affiliates	$370	$—	$—
Issuance of common shares to settle accrued service liability	$73	$—	$—
Issuance of warrants in conjunction with convertible note payable	$—	$153	$—
Issuance of warrants in connection with debt modification	$—	$395	$—
Warrant modification in connection with debt amendment	$—	$91	$—
Beneficial conversion feature related to amended convertible note	$—	$44	$68
Conversion of outstanding accounts payables to note payable and contingent payable	$—	$—	$8,560
Issuance of common shares in connection with a settlement agreement	$—	$—	$12
Reclass between shares payable and additional paid-in capital	$—	$—	$138

See accompanying notes to the consolidated financial statement

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

1. Organization and Description of Business

Northwest Biotherapeutics, Inc. and its wholly owned subsidiaries Flaskworks, Aracaris Ltd, Aracaris Capital, Ltd, Northwest Biotherapeutics B.V., and NW Bio GmbH (collectively, the “Company”, “we”, “us” and “our”) were organized to discover and develop innovative immunotherapies for cancer. The Company has developed DCVax® platform technologies for both operable and inoperable solid tumor cancers. The Company has wholly owned subsidiaries in the U.K. and on April 25, 2019, the Company established a new wholly owned subsidiary Northwest Biotherapeutics B.V. in the Netherlands, where the European Medicines Agency relocated.

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

2. Financial Condition, Going Concern and Management Plans

The Company has incurred annual net operating losses since its inception. The Company had loss from operations of approximately $52.7 million for the year ended December 31, 2021. The Company used approximately $38.3 million of cash in its operating activities for the year ended December 31, 2021. Management believes that the Company has access to capital resources through the sale of equity and debt financing arrangements. However, the Company has not secured any commitments for new financing for this specific purpose at this time.

The Company does not expect to generate material revenue in the near future from the sale of products and is subject to all of the risks and uncertainties that are typically faced by biotechnology companies that devote substantially all of their efforts to research and development ("R&D") and clinical trials and do not yet have commercial products. The Company expects to continue incurring annual losses for the foreseeable future. The Company’s existing liquidity is not sufficient to fund its operations, anticipated capital expenditures, working capital and other financing requirements until the Company reaches significant revenues. Until that time, the Company will need to obtain additional equity and/or debt financing, especially if the Company experiences downturns in its business that are more severe or longer than anticipated, or if the Company experiences significant increases in expense levels resulting from being a publicly-traded company or from expansion of operations. If the Company attempts to obtain additional equity or debt financing, the Company cannot assume that such financing will be available to the Company on favorable terms, or at all.

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

As previously reported, coronavirus-related difficulties continued through 2021 to impact most aspects of the activities following database lock, and have also impacted the process of analyzing the Phase III trial results and preparing to report them, especially with the successive waves of COVID-19 cases in many areas.  The independent service firms have had limited capacity, and restrictions on operations. Key experts at certain specialized service providers have been unavailable for periods of time. Other experts have gone on extended leave. Clinical trial sites have not allowed personnel from the contract research organization managing the trial, or other service providers, to visit the sites for trial matters such as data monitoring and collection activities. Clinical trial site personnel have been unavailable due to being reassigned for COVID-19, and the limited site personnel have had to work under restrictions. Committee processes and regulatory processes have been similarly focused on COVID-19 matters and delayed on other matters. Firms such as the ones storing the Phase III trial tissue samples that are needed for certain analyses, and the firms conducting the analyses have had only limited operations. Even logistical matters such as the shipping of materials have been subjected to substantial difficulties and delays.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

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

Consolidation

The Company’s policy is to consolidate all entities in which it can vote a majority of the outstanding voting stock. In addition, the Company consolidates entities that meet the definition of a variable interest entity ("VIE") for which the Company is the primary beneficiary, if any. The primary beneficiary is the party who has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the VIE.

On May 14, 2018, the Company entered into a DCVax®-L Manufacturing and Services Agreement with Advent BioServices (“Advent”). For purposes of VIE determination, the Company concluded  that it is not the primary beneficiary of Advent, a related party   partially controlled by an Executive of the Company. However, the Company will continue to evaluate this analysis as facts and circumstances change, as applicable.

As of December 31, 2021 and 2020, the Company did not consolidate any VIE's as the Company has concluded that it is not the primary beneficiary.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which at times may exceed the Federal depository insurance coverage (“FDIC”) of $250,000. As of December 31, 2021, of the total $15.2 million in cash and cash equivalents, $0.5 million was held by foreign subsidiaries. As of December 31, 2020, of the total $10.0 million in cash and cash equivalents, $0.6 million was held by foreign subsidiaries. The Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Property, Plant and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided for using straight-line methods, in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives. Repairs and maintenance costs are charged to operations as incurred.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

Costs for capital assets not yet placed into service are capitalized as construction in progress on the consolidated balance sheets and will be depreciated once placed into service. In October 2021, approval was received from the UK Human Tissue Authority ("HTA") of a license for collection and processing of human cells and tissues for medical purposes at the Company's Sawston, UK facility. In December 2021, approval was received from the UK Medicines and Healthcare Products Regulatory Agency ("MHRA") of a license for manufacture at the Sawston facility of GMP (clinical grade) cell therapy products for compassionate use and trials. All costs associated with the facility buildout were reclassified from construction in progress to leasehold improvements, and the costs began to be amortized over the estimated useful life of the asset and/or leasehold lease.

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

The Company has one operating segment and one reporting unit. The Company reviews goodwill and indefinite-lived intangible assets at least annually for possible impairment. Goodwill and indefinite-lived intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit or the indefinite-lived intangible assets below their carrying values. No impairment charge was recognized for the year ended December 31, 2021 and 2020.

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

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

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

Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt instruments to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in the Statement of Operations. If the conversion feature does not require recognition of a bifurcated derivative, the convertible debt instrument is evaluated for consideration of any beneficial conversion feature (“BCF”) requiring separate recognition. When the Company records a BCF, the intrinsic value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument (offset to additional paid-in capital) and amortized to interest expense over the life of the debt.

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

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

Foreign Currency Translation and Transactions

The Company has operations in the United Kingdom and Netherlands in addition to the U.S. The Company translated its assets and liabilities into U.S. dollars using end of period exchange rates, and revenues and expenses are translated into U.S. dollars using weighted average rates. Foreign currency translation adjustments are reported as a separate component of accumulated other comprehensive income (loss) within stockholders’ equity deficit.

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

Revenue Recognition

The Company recognizes revenue in accordance with the terms stipulated under the applicable service contract. In various situations, the Company receives certain credits against invoices for manufacturing of patient treatments by its contract manufacturer. These payments are assessed and recognized in accordance with ASC 606 in the period when the performance obligation has been met.

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

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

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

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

Sequencing

The Company adopted a sequencing policy under ASC 815-40-35 whereby in the event that reclassification of contracts from equity to liabilities is necessary pursuant to ASC 815 due to the Company’s inability to demonstrate it has sufficient authorized shares. This was previously the result of certain financial instruments with a potentially indeterminable number of shares and most recently due to the company committing more shares than authorized. While temporary suspensions are in place to keep the potential exercises beneath the number authorized, certain instruments are classified as liabilities, after allocating available authorized shares on the basis of the earliest grant date of potentially dilutive instruments. Pursuant to ASC 815, issuance of stock-based awards to the Company’s employees, nonemployees or directors are not subject to the sequencing policy.

Income (Loss) per Share

Basic income (loss) per share is computed on the basis of the weighted average number of shares outstanding for the reporting period. Diluted income (loss) per share is computed on the basis of the weighted average number of common shares plus dilutive potential common shares outstanding using the treasury stock method. Diluted weighted average shares reflect the dilutive effect, if any, of potential common shares. To the extent their effect is dilutive, employee equity awards and other commitments to be settled in common stock are included in the calculation of diluted income per share based on the treasury stock method. Potential common shares are excluded from the calculation of dilutive weighted average shares outstanding if their effect would be anti-dilutive at the balance sheet date based on a treasury stock method or due to a net loss.

Recently Adopted Accounting Standards

Income Taxes

In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. On January 1, 2021, the Company adopted this standard without any material impact on its consolidated financial statements and related disclosures.

Debt

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This ASU is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption was permitted, but no earlier than fiscal years beginning after December 15, 2020. This update permits the use of either the modified retrospective or fully retrospective method of transition. The Company has adopted the new standard as of January 1, 2021 without any material impact on its consolidated financial statements and related disclosures.

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

	Fair value measured at December 31, 2021
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$106,784	$—	$—	$106,784
Embedded redemption option	988	—	—	988
Contingent payable derivative liability	8,232	—	—	8,232
Total fair value	$116,004	$—	$—	$116,004

	Fair value measured at December 31, 2020
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$354,972	$—	$—	$354,972
Embedded conversion option	2,507	—	—	2,507
Contingent payable derivative liability	8,275	—	—	8,275
Total fair value	$365,754	$—	$—	$365,754

There were no transfers between Level 1, 2 or 3 during the years ended December 31, 2021 and 2020.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

The following table presents changes in Level 3 liabilities measured at fair value for the years ended December 31, 2021 and 2020. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

	Warrant	Embedded	Contingent Payable
	Liability	Conversion Option	Derivative Liability	Total
Balance - January 1, 2020	$20,213	$—	$7,261	$27,474
Additional warrant liability	18,864	—	—	18,864
Reclassification of warrant liabilities	(110,471)	—	—	(110,471)
Extinguishment of embedded conversion option due to debt conversion and debt repayment	—	(8,271)	—	(8,271)
Additional embedded conversion option	—	2,807	—	2,807
Change in fair value	426,366	7,971	1,014	435,351
Balance – December 31, 2020	354,972	2,507	8,275	365,754
Additional warrant liability	1,785	—	—	1,785
Additional embedded redemption option	—	947	—	947
Reclassification of warrant liabilities	(11,210)	—	—	(11,210)
Debt conversion	—	(1,925)	—	(1,925)
Change in fair value	(238,763)	(541)	(43)	(239,347)
Balance - December 31, 2021	$106,784	$988	$8,232	$116,004

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities and embedded conversion feature (excluding the piggy-back right, which was based on key milestone estimates, see note 8 for piggy-back rights) that are categorized within Level 3 of the fair value hierarchy as of December 31, 2021 and 2020 is as follows:

	As of December 31, 2021
	Warrant	Contingent Payable
	Liability	Derivative Liability
Strike price	$0.30	$0.70 *
Contractual term (years)	1.0	1.6
Volatility (annual)	90%	72%
Risk-free rate	0.1%	0.6%
Dividend yield (per share)	0%	0%

	As of December 31, 2020
	Warrant	Embedded	Contingent Payable
	Liability	Conversion Option	Derivative Liability
Strike price	$0.28	$0.59	$1.53 *
Contractual term (years)	1.6	0.9	1.4
Volatility (annual)	116%	106%	126%
Risk-free rate	0.2%	0.1%	0.1%
Dividend yield (per share)	0%	0%	0%

* Contingent payable derivative liability based on stock price as of December 31, 2021 and 2020.

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

The total purchase price was approximately $4.3 million, of which $1.7 million was paid in cash at closing, up to $2.01 million was paid in stock subject to milestone-based vesting (see Note 6), and $0.7 million was paid in either cash or stock, or a combination thereof, within 120 days after the closing. Between October and December 2020, $0.5 million was paid in cash upon the seller’s election.

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

Based on the Company's valuation, the total estimated consideration of $2.1 million has been allocated to assets acquired and liabilities assumed as of the acquisition date as follows (amount in thousands):

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

Accordingly, goodwill has been measured as the excess of the total consideration over the amounts assigned to the identifiable assets acquired and liabilities assumed. Based on the Company's valuation, the Company recorded goodwill of approximately $0.6 million, which was primarily related to the acquisition of the assembled workforce and other indefinite-lived intangible asset of approximate $1.3 million in connection with the Acquisition. The $0.6 million of goodwill is expected to be deductible for tax purposes.

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

The purchase price allocation has been finalized as of December 31, 2021. There is no adjustment to the initial valuation.

6. Stock-Based Compensation

The following table summarizes total stock-based compensation expense recognized for the years ended December 31, 2021, 2020 and 2019 (in thousands). The stock-based compensation expense during the year ended December 31, 2021 was mostly related to the applicable portion vesting during this period of stock options awards made prior to 2021.

	For the years ended
	December 31,
	2021	2020	2019
Research and development	$7,607	$19,792	$471
General and administrative	7,964	32,163	1,350
Total stock-based compensation expense	$15,571	$51,955	$1,821

The Black-Scholes option pricing model is used to estimate the fair value of stock options granted. The weighted average assumptions used in calculating the fair values of stock options that were granted during the years ended December 31, 2021, 2020 and 2019:

	For the years ended
	December 31,
	2021	2020	2019
Exercise price	$0.92	$0.26	$0.20
Expected term (years)	5.3	5.2	5.6
Expected stock price volatility	97%	98%	86%
Risk-free rate of interest	1%	0%	1%

The total unrecognized compensation cost was approximately $2.2 million as of December 31, 2021, and will be recognized over the next 2 years.

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

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

The Plan is substantially similar to the Prior Plan. The Plan still has a 10-year life, and allows for awards to employees, directors and consultants of the Company. The Plan allows for any type of equity security to be awarded, as did the Prior Plan. The awards and their terms (including vesting) will be determined by the Board and applicable Committees, as was the case under the Prior Plan. The Plan establishes a pool of potential equity compensation equal to twenty percent of the outstanding securities of the Company, which is on an evergreen basis as under the Prior Plan.

On February 25, 2022, the Company amended its existing Equity Compensation Plan, which was adopted in 2020 as previously reported.  The amendment provides that the possible forms of awards under the Plan include awards paid in cash or awards paid in a combination of cash and equity, in addition to the existing provisions for awards made in any form of equity. The amendment also clarifies that a delegation of authority from the Board to a Committee may be either a general delegation or a delegation for a specific occasion.

The following table summarizes stock option activity for the Company’s option plans during the years ended December 31, 2021, 2020 and 2019 (amount in thousands, except per share number):

				Weighted
		Weighted		Average
		Average		Remaining	Total
	Number of	Exercise		Contractual	Intrinsic
	Shares	Price		Life (in years)	Value
Outstanding as of January 1, 2019	100,159	$0.24		9.3	$—
Granted	4,500	0.22		10.4	—
Outstanding as of December 31, 2019	104,659	0.24		8.4	—
Granted (Approved 2018-2020) (1)	208,525	0.37	(2)	10.0	—
Cashless exercise	(94)	0.34		—	—
Forfeited/expired	(4,250)	0.22		—	—
Outstanding as of December 31, 2020	308,840	$0.33		8.9	$372,219
Granted	910	0.92		8.6
Cash exercised	(183)	0.25		—	—
Cashless exercise	(4,720)	0.25		—	—
Outstanding as of December 31, 2021	304,847	0.33		8.0	$114,803
Options vested (3)	282,890	$0.32		8.0	$107,443
(1)	The options granted during the year ended December 31, 2020 included options already approved at various times during the 3 years 2018 - 2020 but not issued until Q3 2020, and also included options that will vest for performance and milestones going forward over the next 2 years. The options included awards to key external consultants and vendors in addition to internal parties.
(2)	The weighted average exercise price of the Q3 2020 options was initially $0.25. However subsequently, the exercise price was amended to a weighted average exercise price of $0.36.
(3)	Approximately 237 million options are not exercisable until at least March 31, 2022.

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

On December 1, 2020, the Company issued 1.5 million shares of common stock based upon the Flaskworks team having completed a significant milestone, in accordance with the Rights Issuance Agreement entered on August 28, 2020. During the year ended December 31, 2021 and 2020, the Company recognized approximately $0.7 million and $1.0 million stock-based compensation related to the Flaskworks Acquisition, respectively. Approximately $0.1 million was recognized in general and administrative and $0.5 million was recognized in research and development during the year ended December 31, 2021. Approximately $0.5 million was recognized in general and administrative and $0.5 million was recognized in research and development during the year ended December 31, 2020.

7. Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31, 2021 and 2020 (in thousands):

	December 31,	December 31,	Estimated
	2021	2020	Useful Life
Leasehold improvements	$13,910	$81	Lesser of lease term or estimated useful life
Office furniture and equipment	310	219	3-5 years
Computer and manufacturing equipment and software	1,799	1,403	3-5 years
Land in the United Kingdom	92	93	NA
	16,111	1,796
Less: accumulated depreciation	(1,084)	(756)
Total property, plant and equipment, net	$15,027	$1,040

Construction in progress	$—	$9,074

Depreciation expense was approximately $324,000, $87,000 and $21,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

Construction in Progress

In connection with the Company’s manufacturing facility in U.K, the Company has incurred and is incurring costs with certain vendors to design and build out certain stages of the facility. Additionally, the Company purchased certain manufacturing equipment that has been or will be installed in connection with the buildout. These costs were all capitalized and recorded as part of construction in progress at December 31, 2020. The Company received approval of a license for collection and processing of human cells and tissues, and a license for manufacture of cell therapy products for compassionate use at its Sawston, UK facility in December 2021. All costs associated with the facility buildout were reclassified from construction in progress to leasehold improvements effective December 2021 as a result of the receipt of the MHRA license and amortized over the estimated useful life of the facility.

8. Notes Payable

2021 Activities

The following table summarizes outstanding debt as of December 31, 2021 (amount in thousands):

		Stated				Embedded
		Interest	Conversion		Remaining	Redemption	Carrying
	Maturity Date	Rate	Price	Face Value	Debt Discount	Option	Value
Short term convertible notes payable
6% unsecured	Due	6%	$3.09	$135	$—	$—	$135
				135	—	—	135
Short term notes payable
8% unsecured	Various	8%	N/A	2,320	(118)	—	2,202
9% unsecured	Various	9%	N/A	4,232	(80)	47	4,199
12% unsecured	On Demand	12%	N/A	703	—	—	703
				7,255	(198)	47	7,104
Long term notes payable
1% unsecured	Various	1%	N/A	433	—	—	433
8% unsecured	9/22/2023	8%	N/A	25,938	(3,638)	941	23,241
6% secured	3/25/2025	6%	N/A	1,482	—	—	1,482
				27,853	(3,638)	941	25,156

Ending balance as of December 31, 2021				$35,243	$(3,836)	$988	$32,395

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

Between June and December, 2021, the Company entered into multiple four-month note agreements (the “Notes”) with various individual lenders (the “Holders”) with an aggregate principal amount of $4.4 million for net proceeds of $4.2 million. The Notes have a 9% interest rate, a 5% original issue discount (“OID”), and contain a conditional right to independently purchase shares from the Company in a future raise of Capital (the “Piggy-back Right”), under which the Company agrees that if it (i) publicly releases top line data from the Phase III trial of its DCVax®-L vaccine (such eventuality, the “Release”) and (ii) consummates the first offering of its common stock following such Release (the “Next Offering”), then Holder shall have the conditional right, at its sole option typically exercisable within seven (7) days following the Next Offering, to independently purchase from the Company up to a number of shares equal in value to (a) 50% of the principal amount of the loan and (b) exchange some or all of the outstanding loan amount for a variable number of shares (the “Contingent Rights”).  Both (a) and (b) above shall be priced at a 12% discount from the Next Offering, resulting in either an elimination of, or a reduced cash amount repayable under the loan agreement.  The Company accounted for the Contingent Right (a) as a freestanding financial instrument, which was classified as a liability at fair value on the Consolidated Balance Sheet with changes in fair value recognized in the Consolidated Statement of Operations. The Company accounted for the Contingent Right (b) as an embedded derivative liability at fair value, which requires it to be bifurcated, with changes in fair value recognized in the Consolidated Statement of Operations.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

Between October and December 2021, the Company entered into multiple note extension agreements whereby the maturity date of the notes was extended for additional 2-4 months. The Company recognized $0.2 million debt extinguishment loss on the Consolidated Statement of Operations due to the extensions.

On November 22, 2021, the Company entered into a Commercial Loan Agreement (the “Loan”) with a commercial lender for an aggregate principal amount of $16.5 million. The Loan bears interest at 8% per annum with a 22-month term. There are no principal repayments during the first 8 months of the term. The Loan is amortized in 14 equal monthly installments of principal at 110% of the pro rata amount, plus accrued interest. The Loan carries an original issue discount of $1.5 million. The Loan allows pre-payment at any time at the Company’s election.  Upon announcement of the top line data (“TLD”) from the Company’s Phase III clinical trial of DCVax®-L for glioblastoma brain cancer, the Lender has a then-springing right to exchange the outstanding balance of the loan for common shares priced at the price of the first private placement transaction following TLD less a 12% discount and to purchase another 50% of that number of shares at the same price. This then-springing right expires 14 days after the post-TLD private placement.

During the year ended December 31, 2021, $5.6 million of debt and interest was independently exchanged by the lender into 5.1 million shares of common stock and 0.8 million warrants. The fair value of common stock and warrants for these conversions were approximately $7.5 million, extinguishing approximately $1.9 million in liability from the note conversions.

During the year ended December 31, 2021, the Company made aggregate cash payments of $5.8 million on notes payable.

2020 Activities

The following table summarize outstanding debt as of December 31, 2020 (amount in thousands):

		Stated				Embedded
		Interest	Conversion		Remaining	Conversion	Carrying
	Maturity Date	Rate	Price	Face Value	Debt Discount	Option	Value
Short term convertible notes payable
6% unsecured (1)	Due	6%	$3.09	$135	$—	$—	$135
8% unsecured (2)(3)(4)	4/30/2021	8%	$0.85	2,125	(937)	2,507	3,695
				2,260	(937)	2,507	3,830
Short term notes payable
8% unsecured (5)	Various	8%	N/A	1,785	(51)	—	1,734
10% unsecured (6)	Various	10%	N/A	263	—	—	263
12% unsecured (7)	On Demand	12%	N/A	440	—	—	440
				2,488	(51)	—	2,437
Long term notes payable
8% unsecured (8)	Various	8%	N/A	7,160	(496)	—	6,664
6% secured (9)	3/25/2025	6%	N/A	1,843	—	—	1,843
				9,003	(496)	—	8,507

Ending balance as of December 31, 2020				$13,751	$(1,484)	$2,507	$14,774
(1)	This $135,000 outstanding balance as of December 31, 2021 and 2020 consists of two separate 6% notes in the amounts of $110,000 and $25,000. In regard to the $110,000 note, the Company has made ongoing attempts to locate the creditor to repay or convert this note, but has been unable to locate the creditor to date. In regard to the $25,000 note, the holder has elected to convert these notes into equity, the Company has delivered the applicable conversion documents to the holder, and the Company is waiting for the holder to execute and return the documents.
(2)	In February 2020, the Company entered into multiple one-year convertible notes (the “February Notes”) with multiple holders (the “Holders”) for an aggregate principal amount of $1.0 million. The Notes are convertible into common shares of the Company at $0.21 per share and bear interest at the rate of 10% per annum. Upon issuance of the February Notes, the Holders also received a 2-year warrant to purchase a total of 1.4 million common shares of the Company at an exercise price of $0.35 per share. The fair value of the warrants was approximately $79,000 on the grant date.

During the year ended December 31, 2020, the Company converted the entire February Notes, including $68,000 accrued interest into approximate 5.1 million shares of the Company's common stock.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

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

(3)	In May 2020, the Company entered into a six-month convertible note (the “May Note”) with an individual investor (the “Holder”) with an aggregate principal amount of $0.6 million. The May Note contains an OID in the amount of $50,000.

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

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

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

On September 29, 2020, the Company converted the entire $1.1 million balance remaining on the August Note into approximately 3.3 million shares of the Company's common stock and 1.1 million warrants with fair value of approximately $3.3 million. The Company also extinguished $2.3 million embedded derivative liability and $0.5 million unamortized debt discount upon the conversion. The company recorded approximately $0.4 million debt extinguishment loss.

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

During the year ended December 31, 2020, the Company made $0.1 million cash payment and converted approximate $1.4 million outstanding debt, including $15,000 accrued interest, into approximately 4.1 million shares of the Company’s common stock.

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

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

(7)	The $440,000 balance of outstanding principal as of December 31, 2021, 2020 and 2019 consists of two separate 12% demand notes in the amounts of $300,000 and $140,000.
(8)	During the year ended December 31, 2020, the Company entered into two note purchase agreements (the “Loans”) with same investor for an aggregate principal amount of approximate $7.2 million. The Loans bear interest at 8% per annum with 21-month term. There are no repayments during the first 7 months of the term. The Loans are amortized in 14 installments starting in month 8. The Loans carry an OID of $650,000 and $10,000 legal costs that were reimbursable to the investor.
(9)	Cambridge Loan

On March 26, 2020, the Company entered into a Loan Agreement (the “Loan Agreement”) with Cambridge & Peterborough Combined Authority (the “Lender”) for a loan of £1.35 million (approximately $1.7 million) (the “Cambridge Loan”) for the current phase of buildout of the Sawston facility. The Company received funds on April 6, 2020. The Lender provides funding for selected economic development projects in the Cambridge region through a competitive selection process.

Under the Cambridge Loan Agreement, there were no repayments during the first year of the Cambridge Loan term, although interest accrued. Following the first anniversary, repayment of the Cambridge Loan principal and interest are taking place over 4 years, for a total term of 5 years.  The interest rate on the Cambridge Loan is 6.25% per annum.

In conjunction with the Cambridge Loan, the Company agreed to enter into a Security Agreement with the Lender under which the Company granted a security interest in the Company’s 17-acre property in Sawston, U.K. to secure the Cambridge Loan.  No other tangible or intangible assets of the Company or its subsidiaries are subject to any security interest. Such security interest on the 17-acre property will be released upon completion of repayment.

PPP Loan

On May 20, 2020, the Company received a loan under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act’s Paycheck Protection Program (“the 2020 PPP Loan") for the amount of $0.4 million. The terms of the PPP loan was two years with a maturity date of May 20, 2022 and it contained a favorable fixed annual interest rate of 1.00%. Payments of principal and interest on the 2020 PPP Loan were deferred for the first six months of the term of the 2020 PPP Loan until November 20, 2020. The Company used the loan to make payments for payroll, health and disability insurance and rent.

The Company submitted a PPP loan forgiveness application to the Lender on October 26, 2020, with the amount which may be forgiven equal to the sum of qualifying expenses, including payroll costs, covered rent obligations, and covered utility payments incurred by the Company during the twenty-four week period beginning on May 20, 2020, calculated in accordance with the terms of the CARES Act. The forgiveness application was approved on December 7, 2020. The Company recorded approximate $0.4 million debt extinguishment gain from the forgiveness of the 2020 PPP Loan during the year ended December 31, 2020.

In April 2021, the Company received two additional PPP loans ("2021 PPP Loans"). The 2021 PPP Loans were received on April 9, 2021 in the amount of $0.4 million total. The current term of the 2021 PPP Loans is five years with a maturity date of March 2026 and it contains a favorable fixed annual interest rate of 1.00%. Payments of principal and interest on the 2021 PPP Loans are deferred for the first 10 months of the term of the 2021 PPP Loans. The Company is using the loan to make payments for payroll, health and disability insurance and rent. On February 22, 2022, the 2021 PPP loans were approved for forgiveness.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

Interest Expenses Summary

The following table summarizes total interest expenses related to outstanding debt for the years ended December 31, 2021, 2020 and 2019, respectively (in thousands):

	For the years ended
	December 31,
	2021	2020	2019
Interest expenses related to outstanding notes:
Contractual interest	$2,347	$1,231	$1,168
Amortization of debt discount	2,301	2,891	1,430
Total interest expenses related to outstanding notes	4,648	4,122	2,598
Interest expenses related to outstanding notes to related parties:
Contractual interest	—	20	366
Amortization of debt discount	—	122	—
Total interest expenses related to outstanding notes to related parties	—	142	366
Interest expenses related to forbearance of debt to related parties	—	4,270	—
Interest expenses related to payables to Advent BioServices	140	—	—
Other interest expenses	223	10	11
Total interest expense	$5,011	$8,544	$2,975

The following table summarizes the principal amounts of the Company’s debt obligations as of December 31, 2021 (amount in thousands):

	Payment Due by Period
		Less than	1 to 2	3 to 5
	Total	1 Year	Years	Years
Short term convertible notes payable
6% unsecured	$135	$135	$—	$—
Short term notes payable
8% unsecured	2,320	2,320	—	—
9% unsecured	4,232	4,232
12% unsecured	703	703	—	—
Long term notes payable
1% unsecured	433	—	—	433
8% unsecured	25,938	—	25,938	—
6% secured	1,482	—	—	1,482
Total	$35,243	$7,390	$25,938	$1,915

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

For the year ended December 31, 2021, net income is adjusted for gain from change in fair value of warrant liabilities.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

The following table sets forth the computation of earnings (loss) per share for the years ended December 31, 2021, 2020 and 2019 (amounts in thousands):

	For the years ended
	December 31,
	2021	2020	2019
Net earnings (loss) - basic	$179,126	$(529,821)	$(20,812)
Reversal of gain due to change in fair value of warrant liability	(239,347)	—	—
Net loss - diluted	$(60,221)	$(529,821)	$(20,812)

Weighted average shares outstanding - basic	873,517	695,423	564,188
Diluted shares- Options	38,496	—	—
Diluted shares- Warrants	95,780	—	—
Convertible notes and interest	76	—	—
Weighted average shares outstanding - diluted	1,007,869	695,423	564,188

The following securities were not included in the diluted earnings (loss) per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the years ended
	December 31,
	2021	2020	2019
Common stock options	266,350	308,840	104,659
Common stock warrants	129,689	328,979	347,734
Contingently issuable warrants	—	2,774	11,739
Convertible notes and accrued interest	—	2,617	2,617
Potentially dilutive securities	396,039	643,210	466,749

10. Related Party Transactions

Advent BioServices Services Agreement

The Company has a Manufacturing Services Agreement with Advent BioServices ("Advent"), a related party as discussed in Note 3, for the manufacture of DCVax-L products at an existing facility in London, as previously reported. The Company also has an Ancillary Services Agreement with Advent, which establishes a structure under which Advent submits Statements of Work (“SOWs”) for activities related to the development of the Sawston facility and the compassionate use activities in the UK, as previously reported. The Ancillary Services Agreement had an original term of eight months, which ended in July 2020. During the year ended December 31, 2020, the Company extended the initial term by 12 months to July 2021, with no other changes, and during the year ended December 31, 2021 extended the term for another 12 months to July 2022.

Advent BioServices Sublease Agreement

On December 31, 2021, the Company entered into a Sub-lease Agreement (the “Agreement”) with Advent. The Agreement permits use by Advent of a portion of the space in the Sawston facility which is leased by the Company under a separate head lease with a different counterparty (Huawei) that commenced on December 14, 2018. The Company subleased approximately 14,459 square feet of the 88,000 square foot building interior space, plus corresponding exterior support space and parking. The lease payments amount under the Agreement are 2 times the 5.75 pound sterling (approximate $7.76 per square foot based on exchange rate as of December 31, 2021) rate per square foot payable under the head lease, but subject to a cap of $10 per square foot. Accordingly, the lease payments under the Sublease are set at $144,590 per year. The total lease payments paid by the Company for the facility, exterior spaces and parking under the head lease are 500,000 pounds per year. The term of the Agreement shall end on the same date as the head lease term ends.

As the Agreement was effective on December 31, 2021, the Company will start to recognize sub-lease income starting January 1, 2022.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

Related Party Expenses and Accounts Payable

The Company recognized approximately $7.4 million, $7.5 million and $5.7 million in research and development costs from Advent for the years ended December 31, 2021, 2020 and 2019, respectively.

Additionally, the Company capitalized $3.2 million and $3.6 million costs related to the Sawston buildout as of December 31, 2021 and 2020, respectively. The buildout contractors and process were overseen by Advent, and buildout costs were reviewed and invoiced by Advent. Some of these amounts have been paid and some have not been paid for the year ended December 31, 2021, and 2020, respectively.

The following table summarizes outstanding unpaid accounts payable and accrued expenses held by related parties as of December 31, 2021 and 2020 (amount in thousands). These unpaid amounts include part of the expenses reported in the above section and also certain expenses incurred in prior periods:

	December 31, 2021	December 31, 2020
Advent BioServices – amount invoiced	$3,046	$3,734
Advent BioServices – amount accrued	—	1,629
Accounts payable and accrued expenses to Advent BioServices	$3,046	$5,363

As of December 31, 2021, there were approximately $0.8 million unpaid board compensation and [$0.1 million accrued for estimated expense reimbursements owed to an executive] that were also included in the accounts payable to related party on the consolidated balance sheets.

Related Parties Loans

Linda F. Powers - Demand Loans

Between February 2018 and April 2018, the Company’s Chief Executive Officer, Linda Powers, loaned the Company aggregate funding of $5.4 million pursuant to convertible Notes. The Notes were 15-day demand notes, for loans provided as short-term bridge loans. However, repayment was not completed for nearly 1-1/2 years.

During the year ended December 31, 2019, the Company repaid the $5.4 million principal and approximately $0.8 million interest to Ms. Powers.

Loan from Advent BioServices

Advent BioServices, a related party as discussed in Note 3, provided a short-term loan to the Company in the amount of $65,000 on September 26, 2018. The loan bore interest at 10% per annum, and is payable upon demand, with 7 days’ prior written notice to the Company.

During the year ended December 31, 2020, the Company made full repayment of $73,000 to Advent, including all outstanding interest.

Loan from Leslie Goldman

During the year ended December 31, 2020, the Company's Senior Vice President, General Counsel, Leslie Goldman, loaned the Company $0.3 million pursuant to various convertible notes (the “Notes”). The Notes bore interest rate at 10% per annum and 50% warrant coverage, and were repayable upon 15 days' notice from the holder. The Notes were convertible, in whole or in part, into stock together with warrants.

During the year ended December 31, 2020, the Company made full repayment of $0.3 million to Mr. Goldman, including all outstanding interest.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

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

11. Stockholders’ Deficit

2021 Activities

Common Stock

Common stock Issued for Cash

During the year ended December 31, 2021, the Company received $4.1 million from issuance of 6.3 million shares of common stock to various investors. The Company also received $0.3 million partial proceeds pursuant to one security purchase agreement. Accordingly, such amounts are included in Investor advances in the accompanying consolidated balance sheet as of December 31, 2021.

Warrants and Stock Options Exercised for Cash

During the year ended December 31, 2021, the Company received $20 million from the exercise of warrants and stock options issued in the past with an exercise price between $0.175 and $0.40. The Company issued approximately 86.9 million shares of common stock upon these warrant and stock option exercises.

The Company also entered into certain warrant exercise agreements which contain a conditional right to purchase shares directly from the Company in a future raise of capital (the “Piggy-back Right”).  In exchange for these exercises, the Company agreed that if the Company (i) publicly releases top line data from the Phase III trial of its DCVax®-L vaccine (such eventuality, the “Release”) and (ii) consummates the first offering of its common stock following such Release (the “Next Offering”) then Holder shall have the conditional right, at its sole option exercisable typically within seven days following the Next Offering, to independently purchase from the Company up to a number of shares equal in value to 50% of the Total Exercise Amount provided that: the price per share paid by Holder shall be equal to the Next Offering price per share less 12%. This Piggy-back Right was granted to the warrant holders in connection with their early exercise of warrants prior to the Release. The Company recognized approximately $0.6 million inducement expense during the year ended December 31, 2021.

Warrants and Stock Options Cashless Exercise

During the year ended December 31, 2021, certain warrant and stock option holders elected to exercise some of their warrants and stock options pursuant to cashless exercise formulas. The Company issued approximately 20.4 million shares of common stock for exercise of 24.5 million warrants and stock options. The exercise prices were between $0.20 and $0.52.

2020 Activities

Registered Direct Offering

Between January and February 2020, the Company issued an aggregate of 34.5 million shares of its common stock in a registered direct offering (the “Offering”). The net proceeds from the Offering were approximately $5.7 million, after deducting offering costs of $0.4 million paid by the Company.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

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

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

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

Stock Purchase Warrants

The following is a summary of warrant activity for the years ended December 31, 2021, 2020 and 2019 (dollars in thousands, except per share data):

	Number of	Weighted Average	Remaining
	Warrants	Exercise Price	Contractual Term
Outstanding as of January 1, 2019	372,153	$0.29	1.97
Warrants granted	8,067	0.23
Warrants exercised for cash	(9,532)	0.23
Warrants expired and cancellation	(11,215)	0.62
Outstanding as of December 31, 2019	359,473	$0.27	1.42
Warrants granted	88,658	0.22
Contingently issuable warrants (1)	2,774	1.48
Warrants exercised for cash	(47,511)	0.29
Cashless warrants exercise	(8,631)	0.22
Warrants expired and cancellation	(63,010)	0.32
Outstanding as of December 31, 2020	331,753	$0.28	1.61
Warrants granted	1,209	1.39
Warrants exercised for cash	(86,726)	0.23
Cashless warrants exercise	(19,743)	0.22
Warrants expired and cancellation	(1,024)	2.95
Outstanding as of December 31, 2021	225,469	$0.30	0.96

The options and warrants held by Ms. Powers and Mr. Goldman are subject to an ongoing suspension on a rolling basis pursuant to the Blocker Letter. In addition, other executive officers and directors extended their suspensions to various dates after March 31, 2022.

At December 31, 2021, a total of approximately 240 million options and 102 million warrants were under block or suspension agreements.

At March 1, 2022, a total of approximately 237 million options and 121 million warrants were under block or suspension until between March 31, 2022 and May 15, 2022.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

12. Commitments and Contingencies

Operating Lease- Lessee Arrangements

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

The Company has operating leases for corporate offices in the U.S., U.K., and for manufacturing facilities in the U.K. Leases with an initial term of 12 months or less are not recorded in the balance sheet. The Company has elected the practical expedient to account for each separate lease component of a contract and its associated non-lease components as a single lease component, thus causing all fixed payments to be capitalized. The Company also elected the package of practical expedients permitted within the new standard, which among other things, allows the Company to carry forward historical lease classification. The renewal options have not been included in the calculation of the lease liabilities and ROU as the Company is not reasonably certain to exercise the options. Variable lease payment amounts that cannot be determined at the commencement of the lease such as increases in lease payments based on changes in index rates or usage, are not included in the ROU assets or liabilities. These are expensed as incurred and recorded as variable lease expense.

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

Operating Lease- Lessor Arrangements

On December 31, 2021, the Company entered into a Sub-lease Agreement (the “Agreement”) with Advent BioServices, Ltd (“Advent”), a related party as discussed in Note 3. The Agreement permits use by Advent of a portion of the space in the Sawston facility which is leased by the Company under a separate head lease with a different counterparty that commenced on December 14, 2018. The Company subleased approximately 14,459 square feet of 88,000 square foot building interior space, plus corresponding exterior support space and parking located in Sawston, UK. Lease payments under the Agreement are 2 times the 5.75 pound sterling (approximate $7.76 per square foot based on exchange rate as of December 31, 2021) rate per square foot payable under the head lease, subject to a cap of $10 per square foot. Accordingly, the lease payments under the Sublease are set at $144,590 per year. The total lease payments paid by the Company for the overall building, exterior space and parking under the head lease are 500,000 pounds per year.  The term of the Agreement shall end on the same date as the head lease term ends.

As the Agreement was effective on December 31, 2021, the Company will start to recognize sub-lease income starting January 1, 2022.

At December 31, 2021, the Company had operating lease liabilities of approximately $5.5 million in aggregate for both the 20-year lease of the building for the manufacturing facility in Sawston, U.K. and the current office lease in the U.S., and ROU of approximately $4.9 million for the Sawston lease and US office lease, which were included in the consolidated balance sheet.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

The following summarizes quantitative information about the Company’s operating leases (amount in thousands):

	For the Year ended
	December 31, 2021
	U.K	U.S	Total
Lease cost
Operating lease cost	$653	$277	$930
Short-term lease cost	51	—	51
Variable lease cost	48	5	53
Total	$752	$282	$1,034

Other information
Operating cash flows from operating leases	$(688)	$(178)	$(866)
Weighted-average remaining lease term - operating leases	9.0	1.8
Weighted-average discount rate - operating leases	12%	12%

	For the Year ended
	December 31, 2020
	U.K	U.S	Total
Lease cost
Operating lease cost	$610	$330	$940
Short-term lease cost	44	—	44
Variable lease cost	45	20	65
Total	$699	$350	$1,049

Other information
Operating cash flows from operating leases	$(661)	$(332)	$(993)
Weighted-average remaining lease term – operating leases	9.1	0.2
Weighted-average discount rate – operating leases	12%	12%

	For the Year ended
	December 31, 2019
	U.K	U.S	Total
Lease cost
Operating lease cost	$607	$247	$854
Short-term lease cost	50	81	131
Variable lease cost	—	15	15
Total	$657	$343	$1,000

Other information
Operating cash flows from operating leases	$—	$(244)	$(244)
Weighted-average remaining lease term – operating leases	10.0	0.9
Weighted-average discount rate – operating leases	12%	12%

The Company recorded lease costs as a component of general and administrative expense during the years ended December 31, 2021, 2020 and 2019.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

Maturities of our operating leases, excluding short-term leases and sublease agreement, are as follows:

Year ended December 31, 2022	$966
Year ended December 31, 2023	975
Year ended December 31, 2024	881
Year ended December 31, 2025	676
Year ended December 31, 2026	676
Thereafter	8,086
Total	12,260
Less present value discount	(6,717)
Operating lease liabilities included in the Consolidated Balance Sheet at December 31, 2021	$5,543

Maturities of our operating leases under the sublease agreement, are as follows:

Year ended December 31, 2022	$145
Year ended December 31, 2023	145
Year ended December 31, 2024	145
Year ended December 31, 2025	145
Year ended December 31, 2026	145
Thereafter	1,740
Total	$2,465

Manufacturing Services Agreements

The Company has a manufacturing services agreement with Advent BioServices in the U.K., a related party as discussed in Note 3.

Advent BioServices

On May 14, 2018, the Company entered into a DCVax®-L Manufacturing and Services Agreement (“MSA”) with Advent BioServices, a related party which was formerly part of Cognate BioServices and was spun off separately as part of an institutional financing of Cognate. The Advent Agreement provides for manufacturing of DCVax-L products at an existing facility in London. The Agreement is structured in the same manner as the Company’s prior agreements with Cognate BioServices. The Advent Agreement provided for a program initiation payment of approximately $1.0 million (which was fully paid in 2018), in connection with technology transfer and operations to the U.K. from Germany, development of new Standard Operating Procedures (SOPs) for the London facility, selection of new suppliers and auditing for GMP compliance, and other preparatory activities. The Advent Agreement provides for certain payments for achievement of milestones and, as was the case under the prior agreement with Cognate BioServices, the Company is required to pay certain fees for dedicated production capacity reserved exclusively for DCVax production, and pay for manufacturing of DCVax-L products for a certain minimum number of patients, whether or not the Company fully utilizes the dedicated capacity and number of patients. Either party may terminate the MSA on twelve months’ notice, to allow for transition arrangements by both parties.

On November 8, 2019, the Company and Advent entered into an Ancillary Services Agreement with an 8-month Term for U.K. Facility Development Activities and Compassionate Use Program Activities. The Ancillary Services Agreement establishes a structure under which Advent develops Statements of Work (“SOWs”) for the U.K. Facility Development Activities and Compassionate Use Program Activities, and delivers those SOWs to the Company for review and approval. After an SOW is approved by the Company, Advent will proceed with or continue the applicable services and will invoice the Company pursuant to the SOW. Since both the U.K. Facility Development and the Compassionate Use Program involve pioneering and uncertainties in most aspects, the invoicing under the Ancillary Services Agreement is on the basis of costs incurred plus fifteen percent. The Agreement may also cover agreement by the parties and SOWs for operational milestones and related payments. The Ancillary Services Agreement had an original term of eight months, which ended in July 2020. The Company extended the term by 12 months to July 2021, with no other changes, and recently extended it for another 12 months to July 2022.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

German Tax Matter

The German tax authorities have audited our wholly owned subsidiary, NW Bio GmbH, for 2013-2015. The NW Bio GmbH submitted substantial documentation to refute certain aspects of the assessments and the German tax authorities agreed in principle with the Company’s proposed revised approach and settlement offer. A final settlement bill was received from the German Tax Authority confirming that only a portion of the original bill was owed, €277,000 (approximately $329,000), for corporate taxes, interest, and reduced penalty for the period under audit, which the Company paid on September 2, 2021. The Company also received and paid the final settlement bill from the local authority for trade taxes for the audit period in the amount of €231,000 (approximately $272,000). On November 4, 2021, the Company received a letter from the local tax authorities asking for additional late fees of €513,000 (approximately $595,000) on reimbursable withholding taxes that had been waived during the settlement process. On December 8, 2021, the Company appealed the assessment of additional late fees. Additionally, the Company requested that NW Bio GmbH be deregistered from the trade register, as it no longer had current operations. The deregistration was granted effective December 31, 2021. The Company recently received tax bills for the 2016-2019 tax years that totaled €208,000. The Company is awaiting a decision on the appeal of the late charges prior to making any additional tax payments and determining next steps. Accruals have been made for the invoices received for the 2016-2019 tax years, but payment may be contingent on the outcome of our appeal. The Company has not accrued for the appealed late charges, as we believe this new bill is not consistent with the settlement that was reached with the federal and city officials earlier this year. Based on the Company’s current operating state in Germany and the negotiations, the Company concluded based on its evaluation under ASC 740, the Company believes that the resolution of these tax matters will not likely result in a net material charge to the Company.

13. Income Taxes

No provision was made for U.S. taxes on undistributed foreign earning as such earnings are considered to be permanently reinvested. It is not practicable to determine the amount of additional tax, if any that might be payable on those earnings if repatriated.

The tax effects of temporary differences and tax loss and credit carry forwards that give rise to significant portions of deferred tax assets and liabilities at December 31, 2021 and 2020 are comprised of the following (in thousands):

	As of December 31, 2021	As of December 31, 2020

Deferred tax asset
Net operating loss carryforward	$193,605	$185,308
Research and development credit carry forwards	17,982	18,580
Stock based compensation and other	23,637	22,997
Total deferred tax assets	235,224	226,885
Valuation Allowance	(235,224)	(226,885)
Deferred tax asset, net of allowance	$—	$—

The Company has identified the United States, Maryland, Germany and United Kingdom as significant tax jurisdictions.

The Company’s U.S. net operating loss (“NOL”) carryforwards for tax purposes as of December 31, 2021, are approximately $682.9 million. Unused NOL carryforwards from years prior to 2018 of $537.1 million will begin to expire in 2021 through 2037. NOL incurred in 2018 and later amount to $145.7 million and shall carryforward indefinitely. NOL carryforwards are generally available to offset future taxable income; however, the utilization of NOL may be limited under the Internal Revenue Code Section 382 as a result of changes in ownership of the Company’s stock over the loss periods and prior to utilization of the carryforwards. The Company also has approximately $18.0 million in research and development tax credits available to offset federal income tax in future periods. If unused, these credits expire through 2037. The Company’s NOL carryforwards for foreign tax purposes as of December 31, 2021 are $32.4 million. NOL in the United Kingdom and Germany of $15.5 million and $16.6 million respectively do not expire over time. NOL in the Netherlands of $0.3 million will begin to expire in 2025 through 2032. The Company’s tax years are still open under statute from 2017 to present, although NOL carryovers from prior tax years are subject to examination and adjustments to the extent utilized in future years.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. In case the deferred tax assets will not be realized in future periods, the Company has provided a valuation allowance for the full amount of the deferred tax assets at December 31, 2021 and 2020.

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follow

(dollars in thousands):

	As of December 31, 2021	As of December 31, 2020
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	(2.0)%	1.1%
Tax rate differential on foreign income	0.1%	(0.0)%
Derivative gain or loss	(28.0)%	(17.3)%
Expiration of net operating losses	3.9%	(1.5)%
Other permanent items and true ups	0.1%	(0.1)%
R&D Credit	0.3%	0.3%
Change in valuation allowance	4.6%	(3.5)%
Income tax provision (benefit)	0.0%	0.0%

	As of December 31, 2021	As of December 31, 2020
Federal
Current	$—	$—
Deferred	(5,765)	(15,539)
State
Current	—	—
Deferred	(1,975)	(4,327)
Foreign
Current
Deferred	(599)	670
Change in valuation allowance	8,339	19,196
Income tax provision (benefit)	$—	$—

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As of December 31, 2021, 2020, and 2019, there were no uncertain tax positions. The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest during the year ended December 31, 2021, 2020 and 2019. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position

14. Subsequent Events

In total, the Company received $5.4 million from exercises of warrants, issuance of notes and common stock between January 1, 2022 and February 25, 2022.

During January and February 2022, 8.0 million shares of common stock were issued upon warrant exercises for proceeds of approximately $2.4 million.

During January and February 2022, the Company received $2.4 million from issuance of 3.6 million shares of common stock to various investors.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

During February 2022, the Company issued approximately 26,000 shares of common stock upon 56,000 warrant cashless exercises.

During January 2022, the Company entered into multiple four-month note agreements (the “Notes”) with various individual lenders (the “Holders”) with an aggregate principal amount of $0.63 million for net proceeds of $0.6 million. The Notes contain a conditional piggy-back right to independently purchase shares from the Company, which provides a right for the Holders, contingent on the release of clinical trial data and the next private placement offering (“Next Offering”) after this release, to (a) purchase shares from the Company within seven days following such Next Offering at a 12% discount from the share price of the Next Offering for a variable number of shares equal to an amount up to 50% of the principal amount of the loan and (b) exchange some or all of the outstanding loan amount for a variable number of shares, within seven days after the Next Offering at a 12% discount, resulting in a reduced cash amount repayable under the loan agreement.

On February 28, 2022, the Company further extended the suspension of the exercise rights of approximately 295.7 million warrants and options held by certain of the Company’s officers and board of directors until at least March 31, 2022. Additionally, certain investors also agreed to suspend exercise rights of approximately 18.6 million warrants until May 15, 2022.