Form 10-K/A
period 2021-12-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2022-05-02
CIK 1072379

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

As of February 25, 2022, the registrant had 960,022,117 shares of common stock outstanding.

Audit Firm Id	Auditor Name:	Auditor Location:
PCAOB ID 00677	Cherry Bekaert LLP	Tampa, Florida

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On March 1, 2022, Northwest Biotherapeutics, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Original Form 10-K”). This Amendment No. 1 (the “Amendment”) amends Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement that involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year, or, if such statement is not filed by 120 days after the end of the fiscal year, then by amendment of the annual report. Accordingly, Part III of the Original Form 10-K is hereby amended as set forth below.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof, which has been restated in its entirety.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the Securities and Exchange Commission on March 1, 2022 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

NORTHWEST BIOTHERAPEUTICS, INC.

FORM 10-K

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

Name	Age	Position
Linda F. Powers	66	Class III Director, Chairperson, President and Chief Executive Officer, Chief Financial and Accounting Officer
J. Cofer Black	72	Class I Director
Dr. Alton L. Boynton	78	Class I Director, Chief Scientific Officer
Jerry Jasinowski	83	Class II Director
Dr. Navid Malik	53	Class III Director

Director Biographies

Linda F. Powers. Ms. Powers has served as the Chairperson of our Board of Directors since her appointment on May 17, 2007, Chief Executive Officer and President since June 8, 2011 and Chief Financial and Accounting Officer since June 8, 2020. Ms. Powers served as a managing director of Toucan Capital Fund II from 2001 to 2010, and Toucan Capital Fund III from 2010 to 2018. She also has over 16 years’ experience in corporate finance and restructurings, mergers and acquisitions, joint ventures and intellectual property licensing. Ms. Powers is or was previously a Board member of the Rosalind Franklin Society, M2GEN (an affiliate of Moffitt Cancer Center) and the Chinese Biopharmaceutical Association. She was the Chair of the Maryland Stem Cell Research Commission for the first two years of the state’s stem cell funding program, and has served an additional thirteen years on the Commission. Ms. Powers served for several years on a Steering Committee of the National Academy of Sciences, evaluating government research funding, and was appointed to three Governors’ commissions created to determine how to build the respective states’ biotech and other high-tech industries. For more than six years, Ms. Powers taught an annual internal course at the National Institutes of Health for the bench scientists and technology transfer personnel on the development and commercialization of medical products. Ms. Powers serves on the boards of several private biotechnology companies. Ms. Powers holds a B.A. from Princeton University, where she graduated magna cum laude and Phi Beta Kappa. She also earned a J.D., magna cum laude, from Harvard Law School. We believe Ms. Powers’ background and experience make her well qualified to serve as a Director.

J. Cofer Black. Ambassador Black was appointed to the Board of Directors in January 2016. Ambassador Black is an internationally renowned U.S. government leader and expert in cybersecurity, counterterrorism and national security. In addition to serving on company and bank boards, he presently serves as an independent consultant. Between 2009 and 2016, he served as Vice President for Global Operations at Blackbird Raytheon Technologies, a division of Raytheon Company, a NYSE-listed security company. From 2004 until 2008, he provided strategic guidance and business development as Vice Chairman of Blackwater Worldwide and as Chairman of Total Intelligence Solutions. During 2002 – 2005, he was appointed by the President of the United States to serve as the Ambassador, Coordinator for Counterterrorism, reporting directly to the Secretary of State for developing, coordinating and implementing American counterterrorism policy. Prior to his role as Ambassador, he served a 28-year career in the Central Intelligence Agency, reaching Senior Intelligence Service (SIS-4) level as Director, Counterterrorist Center (D/CTC), where he managed 1,300 professional personnel and an annual operational budget of more than one billion dollars. Ambassador Black is experienced representing the United States at the Head of State level, managing media as a diplomatic spokesperson and in public speaking as keynote speaker both as a senior U.S. Government official and business leader. Ambassador Black has received numerous awards and recognitions throughout his career, including the Distinguished Intelligence Medal (the CIA’s highest award for achievement). Ambassador Black received a B.A. in International Affairs from the University of Southern California in 1973 and an M.A. in International Affairs from the University of Southern California in 1974. We believe Ambassador Black’s background and experience in business management and information technology make him well qualified to serve as a Director.

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

EXECUTIVE OFFICERS

The following table sets forth information regarding the Company’s current executive officers.

Name	Age	Position
Linda F. Powers	66	Class III Director, Chairperson, President and Chief Executive Officer, Chief Financial and Accounting Officer
Alton L. Boynton, Ph.D.	77	Class I Director, Chief Scientific Officer
Leslie J. Goldman	77	Senior Vice President, General Counsel
Marnix L. Bosch, Ph.D.	63	Chief Technical Officer

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

Marnix L. Bosch, Ph.D. joined us in 2000, and serves as our Chief Technical Officer. In this capacity, Dr. Bosch plays a key role in the preparation and submission of our regulatory applications, as well as ongoing development of our product lines, and ongoing development and/or acquisition of new technologies. Dr. Bosch led the process of designing the protocols, and managed the successful preparation and submission of our Investigational New Drug (IND) applications for FDA approval to conduct clinical trials for prostate cancer, brain cancer, ovarian cancer and multiple other cancers. He also led the processes for other regulatory submissions in both the U.S. and abroad (including the successful applications for orphan drug status in both the U.S. and Europe for DCVax-L for brain cancer). He spearheaded the development of our manufacturing and quality control processes. Prior to joining us in 2000, Dr. Bosch worked at the Dutch National Institutes of Health (RIVM) as head of the Department of Molecular Biology, as well as in academia as a professor of Pathobiology. He has authored more than 40 peer-reviewed research publications in immunology and virology, and is an inventor on several patent applications on dendritic cell product manufacturing.

CODE OF CONDUCT

We have an established Code of Conduct applicable to all Board members, executive officers, employees and contractors. Our Code of Conduct is posted on our website at www.nwbio.com.

CORPORATE GOVERNANCE

There are no material changes to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Audit Committee

The Audit Committee has responsibility for recommending the appointment of our independent accountants, supervising our finance function (which includes, among other matters, our investment activities), reviewing our internal accounting control policies and procedures, and providing the Board such additional information and materials as it may deem necessary to make the Board aware of significant financial matters which require the attention of the Board. The Audit Committee discusses the financial statements with management, approves filings made with the SEC and maintains the necessary discussions with the Company’s independent accountants. The Audit Committee acts under a written charter, which is posted on our website at www.nwbio.com/board-committee-charters/.

The Audit Committee currently consists of Messrs. Malik and Jasinowski. Our Board of Directors has determined that Jerry Jasinowski, the Chairman of the Audit Committee, qualifies as an “audit committee financial expert” as defined by the SEC. Our Board has determined that each member of the Audit Committee is “independent” within the meaning of Section 5605(a)(2) of the Nasdaq Stock Market Rules as well as pursuant to the additional test for independence for audit committee members imposed by SEC regulation and Section 5605 (c)(2)(A) of the Nasdaq Stock Market Rules. The Audit Committee is established in accordance with Section 3(a) (58)(A) of the Exchange Act.

Compensation Committee

ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid or accrued to our non-executive directors during the years ended December 31, 2021.

The dollar values listed in the table for option awards are a non-cash accounting measure (based on the Black Scholes formula, under which high volatility of share price contributes to high valuations) and do not constitute intrinsic or exercise value for the options. The options had no intrinsic or exercise value when they were awarded.

The options were awarded at prices that were at the market price of the Company's shares at the time of the award (at $0.34 per share).

Name (3)	Year	Fees Earned or Paid in Cash ($)(2)	Option Awards ($)(1)	Total ($)
Dr. Navid Malik	2021	150,000	—	150,000
	2020	150,000	4,123,000	4,273,000
	2019	150,000	—	150,000

Jerry Jasinowski	2021	150,000	—	150,000
	2020	150,000	1,497,000	1,647,000
	2019	150,000	—	150,000

J. Cofer Black	2021	150,000	—	150,000
	2020	150,000	1,250,000	1,400,000
	2019	150,000	—	150,000

(1)	All of the options awarded to Directors in 2020 are subject to shareholder approval. The options awarded to Dr. Malik included approximately $1.8 million for regular Board service and $2.3 million for special Board service.

(2)	The non-executive independent directors were compensated on a monthly basis $12,500 ($150,000 annually) for their consistent availability on short notice, participation in the frequent meetings of the board of directors, leadership of at least one board committee, participation on multiple committees of the Board, commitment to corporate governance initiatives, and frequent consultations with management on operational matters. The Company has not yet paid Mr. Jasinowski’s Director fees for several years of service.

(3)	Ms. Powers and Dr. Boynton are executives of the Company and do not receive separate compensation for their services as a Director.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning compensation paid to or accrued for our executive officers, referred to as our Named Executive Officers, during the years ended December 31, 2021, 2020 and 2019.

The dollar values listed in the table for option awards are a non-cash accounting measure (based on the Black Scholes formula, under which high volatility of share price contributes to high valuations) and do not constitute intrinsic or exercise value for the options.

The options awarded in 2020, listed in the table below, were granted for employee performance during 2018, 2019 and 2020. The options were awarded at prices that were generally at or above the market price or the price paid by unrelated investors for the Company’s shares at the time of the award.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	Total ($)
Linda F. Powers	2021	700,000	300,000	—	1,000,000
Chairperson, President	2020	700,000	—	17,317,000	18,017,000
and Chief Executive Officer, Chief Financial and Accounting Officer	2019	502,000	300,000	—	802,000

Leslie Goldman	2021	525,000	200,000	—	725,000
Senior Vice President,	2020	525,000	—	10,548,000	11,073,000
General Counsel and Business Development	2019	375,000	200,000	—	575,000

Marnix L. Bosch, Ph.D.(3)	2021	480,000	125,000	—	605,000
Chief Technical Officer	2020	480,000	—	7,494,000	7,974,000
	2019	397,000	100,000	—	497,000

(1)	These bonuses were for employees’ performance during 2021, and were approved in 2022 but have not been paid. These bonuses will not be paid until the Company feels it is financially feasible.
(2)	Represents the aggregate grant date fair value of stock options granted during the fiscal year, calculated in accordance with Accounting Standards Codification, 718, Compensation-Stock Compensation. Certain assumptions used to calculate the valuation of the awards are set forth in Management’s Discussion and Analysis in our 2021 Annual Report.
(3)	Dr. Bosch was relocated to our subsidiary in Netherlands effective August 1, 2019. His annual salary is approximately $480,000 (EUR 375,000). Dr. Bosch’s compensation is paid in Euros and therefore varies based on the exchange rate. The compensation amounts paid to Dr. Bosch presented in the table above are determined by multiplying the amount of Euros paid by the average exchange rate for fiscal 2020 of $1.28 per Euro.

Outstanding Equity Awards at Fiscal Year-End

The following table shows outstanding stock option awards classified as exercisable and un-exercisable as of March 31, 2021:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Linda F. Powers	39,200,000		—	0.23	5/28/2028
Chairperson, President and Chief Executive	10,770,429	(2)	—	0.35	7/2/2030
Officer, Chief Financial and Accounting Officer	32,558,754	(3)	—	0.35	12/1/2030
	11,789,879	(4)	—	0.55	9/2/2030

Leslie J. Goldman	24,500,000	(5)	—	0.23	5/28/2028
Senior Vice President, General Counsel	20,000,000	(6)	—	0.35	12/1/2030
	8,554,455	(6)	—	0.35	12/1/2030
	5,894,939	(7)	—	0.55	9/2/2030

Marnix L. Bosch	31,770	(8)	21,355	11.20	6/23/2022
Chief Technical Officer	15,625	(9)	—	8.80	8/20/2022
	7,940,182	(10)	—	0.25	6/13/2027
	10,798,729	(11)	—	0.35	7/2/2030
	16,630,726	(12)	—	0.35	12/1/2030

(1)	Ms. Powers and Mr. Goldman are subject to an agreement to provide 61 days’ notice before exercising any option or warrant. 20,429,456 of Dr. Bosch’s options are suspended through 5/31/22.
(2)	On July 2, 2020, we granted 10,770,429 stock options to Ms. Powers. The options are exercisable at a price of $0.35 per share, and have a 10-year exercise period. Following entry into previous securities suspension agreements, on February 28, 2021, Ms. Powers entered into a securities suspension agreement with the Company that (i) suspended the exercisability of the vested options until April 30, 2021 and (ii) made no changes to the other terms of such securities. Ms. Powers received no consideration for entry into such arrangement.
(3)	On July 2, 2020, we granted 32,558,724 stock options to Ms. Powers for service during 2018, 2019 and 2020. The options are exercisable at a price of $0.35 per share, and have a 10-year exercise period. These options are subject to certain vesting requirements. Following entry into previous securities suspension agreements, on February 28, 2021, Ms. Powers entered into a securities suspension agreement with the Company that (i) suspended the exercisability of 22,775,660 vested options until April 30, 2021 and (ii) made no changes to the other terms of such securities. Ms. Powers received no consideration for entry into such arrangement.
(4)	On September 2, 2020, we granted 11,789,879 stock options to Ms. Powers. The options are exercisable at a price of $0.55 per share, and have a 10-year exercise period. The terms of such options provided for vesting upon the earlier of March 31, 2021 or the achievement of certain performance milestones. As of March 31, 2021, such options were fully vested.
(5)	On May 28, 2018, we granted 24,500,000 stock options to Mr. Goldman. The options are exercisable at a price of $0.23 per share, and have a 10-year exercise period. 50% of the options vested on the grant date, and 50% vested over a 24-month period in equal monthly installments thereafter. Following entry into previous securities suspension agreements, on February 28 2021, Mr. Goldman entered into a securities suspension agreement with the Company that (i) suspended the exercisability of such vested options until April 30, 2021 and (ii) made no changes to the other terms of such securities. Mr. Goldman received no consideration for entry into such arrangement.

(6)	On July 2, 2020, we granted 6,731,518 stock options to Mr. Goldman. The options are exercisable at a price of $0.35 per share, and have a 10-year exercise period. These options were fully vested upon grant. Following entry into previous securities suspension agreements, on February 28 2021, Mr. Goldman entered into a securities suspension agreement with the Company that (i) suspended the exercisability of such fully vested options until April 30, 2021 and (ii) made no changes to the other terms of such securities. Mr. Goldman received no consideration for entry into such arrangement.

On July 2, 2020, we granted 21,822,937 stock options to Mr. Goldman for service during 2018, 2019 and 2020. The options are exercisable at a price of $0.35 per share, and have a 10-year exercise period. These options are subject to certain vesting requirements. Following entry into previous securities suspension agreements, on February 28, 2021, Mr. Goldman entered into a securities suspension agreement with the Company that (i) suspended the exercisability of 17,276,496 vested options until April 30, 2021 and (ii) made no changes to the other terms of such securities. Mr. Goldman received no consideration for entry into such arrangement.

On January 14, 2021, Mr. Goldman assigned 20,000,000 options that were granted on July 2, 2020 to The Goldman NWBIO GRAT Trust for no consideration.

(7)	On September 2, 2020, we granted 5,894,939 stock options to Mr. Goldman. The options are exercisable at a price of $0.55 per share, and have a 10-year exercise period. The terms of such options provided for vesting upon the earlier of March 31, 2021 or the achievement of certain performance milestones. As of March 31, 2021, such options were fully vested.

(8)	The options were granted under the 2007 Stock Option Plan. 1,250 options vested each month until May 31, 2013.

(9)	The options were granted under the 2007 Stock Option Plan. This option grant vested over the balance of 2009 with 7,813 options vesting on the grant date and the remainder of the options vesting on December 31, 2009.

(10)	On June 13, 2017, we awarded 7,940,182 options to Dr. Bosch under the 2007 Stock Plan. The options are exercisable at a price of $0.25 per share, and had a 5-year exercise period. 50% of the options vested on the grant date, and 50% vested over a 24-month period in equal monthly installments. On January 14, 2018, we extended the term of the options from 5-year to 10-year. On February 28, 2021, Dr. Bosch entered into a securities suspension agreement with the Company that (i) suspended the exercisability of the vested options and (ii) made no changes to the other terms of such securities. Dr. Bosch received no consideration for entry into such arrangement. The suspension has continued on a monthly basis since then, with respect to 20,429,456 options.

(11)	On July 2, 2020, we granted 10,798,729 stock options to Dr. Bosch. The options are exercisable at a price of $0.35 per share, and have a 10-year exercise period. These options were fully vested upon grant. On February 28, 2021, Dr. Bosch entered into a securities suspension agreement with the Company that (i) suspended the exercisability of the vested options and (ii) made no changes to the other terms of such securities. Dr. Bosch received no consideration for entry into such arrangement.

(12)	On July 2, 2020, we granted 16,630,726 stock options to Dr. Bosch for service during 2018, 2019 and 2020. The options are exercisable at a price of $0.35 per share, and have a 10-year exercise period. 50% of these options were vested on the grant date, with the remainder vesting in monthly installments over one year. On February 28, 2021, Dr. Bosch entered into a securities suspension agreement with the Company that (i) suspended the exercisability of 13,165,992 of the vested options and (ii) made no changes to the other terms of such securities. Dr. Bosch received no consideration for entry into such arrangement.

Employment Agreements

The Company entered into employment agreements with each of Ms. Powers, Mr. Goldman and Dr. Bosch in 2011. The 2011 agreements have expired. The Company entered into a new employment agreement with Dr. Bosch, which is currently in effect. The Company plans to enter into new employment agreements with such executives in due course.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS-EQUITY COMPENSATION PLAN INFORMATION

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information regarding the beneficial ownership of our common stock as of March 31, 2022 by:

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of any class of our equity securities;
•	our directors and nominees for director;
•	each of our Named Executive Officers, as defined in Item 402(a)(3) of Regulation S-K; and
•	our directors and executive officers as a group.

Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assume the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 31, 2022. Shares issuable pursuant to the exercise of stock options and warrants exercisable on or prior to the date 60 days after March 31, 2022 are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and the entities named in the table have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws, if any. The table below is based upon the information supplied by our transfer agent, Computershare Trust Company, N.A., the Company’s records and from Schedules 13D and 13G filed with the SEC.

Except as otherwise noted, the address of the individuals in the following table is c/o Northwest Biotherapeutics, Inc., 4800 Montgomery Lane, Suite 800, Bethesda, MD 20814.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage(1)
Directors and Officers:
Alton L. Boynton, Ph.D.(2)	20,943,800	2.1%
Marnix L. Bosch, Ph.D., M.B.A.(3)	38,891,569	3.9%
Linda F. Powers(4)	29,411,759	3.0%
Leslie J. Goldman(5)	172,742	* %
Dr. Navid Malik(6)	24,807,288	2.5%
Jerry Jasinowski(7)	13,933,095	1.4%
J. Cofer Black(8)	6,484,433	* %
All executive officers and directors as a group (seven persons)	134,644,686	12.6%

*       Less than 1%

(1)	Percentage represents beneficial ownership percentage of common stock calculated in accordance with SEC rules and does not equate to voting percentages. The calculations are based upon 969,692,230 shares of common stock issued and outstanding as of March 31, 2022. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares of common stock beneficially owned and the percentage of ownership of such person, we deemed to be outstanding all shares of common stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2022. However, we did not deem such shares outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Consists of (i) 12,189 shares of common stock held by Dr. Boynton and (ii) 29,931,611 shares of common stock underlying options held by Dr. Boynton as equity compensation that are exercisable after May 31, 2022.

(3)	Consists of (i) 9802 shares of common stock held by Dr. Bosch and (ii) 38,881,767 shares of common stock underlying options held by Dr. Bosch as equity compensation that are exercisable after May 31, 2022.

(4)	Consists of 29,411,759 shares of common stock held by Ms. Powers. Ms. Powers entered into a Letter Agreement with the Company pursuant to which Ms. Powers does not have the right to effect the exercise or conversion of any options, warrants and other derivative securities, as applicable, to acquire shares of the Company’s common stock, unless Ms. Powers provides the Company 61 calendar days advance notice of such exercise or conversion to the corporate secretary of the Company. As a result, such options, warrants and other derivative securities are not considered “beneficially owned” within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended.

(5)	Consists of 172,742 shares of common stock held by Mr. Goldman. Mr. Goldman entered into a Letter Agreement with the Company pursuant to which Mr. Goldman does not have the right to effect the exercise or conversion of any options, warrants and other derivative securities, as applicable, to acquire shares of the Company’s common stock, unless Mr. Goldman provides the Company 61 calendar days advance notice of such exercise or conversion to the corporate secretary of the Company As a result, such options, warrants and other derivative securities are not considered “beneficially owned” within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended.

(6)	Consists of (i) 10,000 shares of common stock held by Dr. Malik and (ii) 24,797,288 shares of common stock underlying options that are exercisable after May 31, 2022.

(7)	Consists of (i) 2,605,818 shares of common stock held by Mr. Jasinowski, (ii) 716,386 shares of common stock underlying warrants that are exercisable after May 31, 2022, and (iii) 10,610,891 shares of common stock underlying options that are exercisable after May 31, 2022.

(8)	Consists of 6,484,433 shares of common stock underlying options held by Ambassador Black that are exercisable after May 31, 2022.

EQUITY COMPENSATION PLAN INFORMATION

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

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Advent BioServices, Ltd.

Advent BioServices, Ltd. (“Advent”) is a related party based in the U.K. and owned by Toucan Holdings, which is controlled by our Chairperson and Chief Executive Officer, Linda F. Powers. Advent was previously the U.K. branch of Cognate until it was spun off from Cognate in late 2016. Since then, Advent has operated independently of Cognate, providing manufacturing and related services for production of DCVax-L products for Europe. On November 8, 2019, the Company entered into an Ancillary Services Agreement with an initial eight-month term for the U.K. Facility Development Activities and Compassionate Use Program Activities, which is described in Note 10 of the financial statements included in the Company’s 2019 Annual Report. This Ancillary service agreement was extended during 2020 for another year, and then again during 2021, to allow the submission and processing of SOWs for work performed under the Agreement, some of which applied to services performed in prior periods. SOWs were presented during 2020 and were included in the Company’s 2020 Annual Report, including providing an immaterial revision to show the effects of the costs under these SOWs on previous periods. In 2021, additional services were provided by Advent to complete Phase I build out, obtain facility licenses, and supporting the compassionate use program. The total amount paid by the Company to Advent during 2021 for services by Advent in 2021 was approximately $9.4 million. In addition, during 2021 the Company paid Advent approximately $3.88 million for work that was done and invoiced by Advent prior to 2021, but which the Company did not pay for when due in the prior periods. On December 31, 2021, the Company entered into a Sub-lease Agreement with Advent for 14,459 of the 88,000 square foot space in the Sawston facility which is leased by the Company under a separate head lease with a different counterparty.

Related-Party Transaction Approval Policy

Under SEC rules, related-party transactions are those transactions to which we are or may be a party in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors or executive officers or any other related person had or will have a direct or indirect material interest, excluding, among other things, compensation arrangements with respect to employment or board membership. Any transactions with any person who is, or at any time since the beginning of the Company’s fiscal year was, a director or executive officer or a nominee to become a director of the Company, any person who is known to be the beneficial owner of more than 5% of any class of the Company’s voting securities, any immediate family member or person sharing the household of any of the foregoing persons, any firm, corporation or other entity in which any of the foregoing persons is a partner or principal, is subject to approval or ratification in accordance with the procedures of the Company’s Related-Party Transaction Policy.

Conflicts Committee

The Conflicts Committee of the Board reviews and approves all related-party matters and transactions for potential conflicts of interests and reasonableness, as described in the Corporate Governance Matters section above. The Conflicts Committee’s one-time review and approval of any series of similar related-party transactions (such as a series of transactions governed by a single contract) suffices to satisfy this policy with respect to each and every transaction in the series.

DIRECTOR INDEPENDENCE

Our Board of Directors has undertaken a review of the independence of our directors and has determined that a majority of the Board consists of members who are currently “independent” as that term is defined within the meaning of Section 5605(a)(2) of the Nasdaq Stock Market Rules. The Board of Directors has determined each of Messrs. Malik and Jasinowski, and Ambassador Black to be independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Public Accountants

Cherry Bekaert was engaged in January 2021 to serve as our independent public accounting firm beginning with the fiscal year ended December 31, 2020. Marcum served as our independent public accounting firm for the fiscal years ended December 31, 2017, 2018 and 2019, and was engaged to serve in such capacity for 2020.

Audit Fees

The aggregate fees billed for the fiscal years ended December 31, 2021 for professional services rendered by Cherry Bekaeart for the audit of our annual financial statements for 2021, an independent audit of the Company’s internal controls for 2021, and the review our financial statements included in our quarterly reports on Form 10-Q for 2021 was $550,000. The fees billed in connection with the fiscal year ended December 31, 2021 for consultation and consents from Marcum for the audit of our annual financial statement for 2021 was approximately $31,000.

The aggregate fees billed in connection with the fiscal year ended December 31, 2020 for professional services rendered by Cherry Bekaert for the audit of our annual financial statement for 2020, including the review of the financial statement information included in our Quarterly Reports on Form 10-Q during 2020, was $300,000. The aggregate fees billed for the fiscal years ended December 31, 2020 for professional services rendered by Marcum for review of our financial statements included in our quarterly reports on Form 10-Q and consultations and consents was approximately $623,000.

Audit-Related Fees

There were no fees billed in the fiscal years ended December 31, 2021 and 2020 for assurance and related services rendered by Cherry Bekaert or Marcum related to the performance of the audit or review of our financial statements.

Tax and Other Non-Audit Professional Services

There were no fees billed in the fiscal years ended December 31, 2021 and 2020 for professional services rendered by Cherry Bekaert or Marcum for tax related services or other non-audit professional services fees.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal accountants on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal accountants. Our Audit Committee pre-approves these services by category and service. Our Audit Committee pre-approved all of the services provided by our principal accountants during the fiscal years ended December 31, 2021 and 2020.

PART IV

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC. (Registrant)

Date: May 2, 2022	By:	/s/ Linda F. Powers
Linda F. Powers,
President and Chief Executive Officer Principal Executive Officer Principal Financial and Accounting Officer