Form 10-Q
period 2022-03-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2022-05-10
CIK 1072379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 6, 2022, the total number of shares of common stock, par value $0.001 per share, outstanding was 984,247,092.

NORTHWEST BIOTHERAPEUTICS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,963	$15,169
Prepaid expenses and other current assets	2,306	2,121
Total current assets	9,269	17,290

Non-current assets:
Property, plant and equipment, net	14,385	15,027
Construction in progress	28	-
Right-of-use asset, net	4,709	4,889
Indefinite-lived intangible asset	1,292	1,292
Goodwill	626	626
Other assets	349	1,036
Total non-current assets	21,389	22,870

TOTAL ASSETS	$30,658	$40,160

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$7,726	$6,976
Accounts payable and accrued expenses to related parties and affiliates	2,918	3,971
Convertible notes, net	135	135
Notes payable, net	11,982	7,104
Contingent payable derivative liability	8,308	8,232
Warrant liability	98,618	106,784
Lease liabilities	325	317
Shares payable	—	250
Total current liabilities	130,012	133,769

Non-current liabilities:
Notes payable, net of current portion, net	16,163	25,156
Lease liabilities, net of current portion	5,008	5,226
Total non-current liabilities	21,171	30,382

Total liabilities	151,183	164,151

COMMITMENTS AND CONTINGENCIES (Note 10)

Stockholders’ deficit:
Preferred stock ($0.001 par value); 100,000,000 shares authorized as of March 31, 2022 and December 31, 2021, respectively	—	—
Common stock ($0.001 par value); 1,200,000,000 shares authorized; 969.7 million and 948.4 million shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	970	948
Additional paid-in capital	1,083,723	1,066,873
Stock subscription receivable	(79)	(79)
Accumulated deficit	(1,206,304)	(1,192,090)
Accumulated other comprehensive income	1,165	357
Total stockholders’ deficit	(120,525)	(123,991)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$30,658	$40,160

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(Unaudited)

	For the three months ended
	March 31,
	2022	2021
Revenues:
Research and other	$403	$239
Total revenues	403	239
Operating costs and expenses:
Research and development	4,820	6,923
General and administrative	7,869	12,886
Total operating costs and expenses	12,689	19,809
Loss from operations	(12,286)	(19,570)
Other income (expense):
Change in fair value of derivative liabilities	540	17,563
Gain (loss) from extinguishment of debt	410	(8)
Interest expense	(1,903)	(1,447)
Foreign currency transaction loss	(975)	(661)
Total other income (loss)	(1,928)	15,447
Net loss	$(14,214)	$(4,123)

Other comprehensive income
Foreign currency translation adjustment	808	624
Total comprehensive loss	$(13,406)	$(3,499)

Net loss per share applicable to common stockholders
Basic	$(0.01)	$(0.00)
Diluted	$(0.01)	$(0.00)

Weighted average shares used in computing basic loss per share	959,251	834,605
Weighted average shares used in computing diluted loss per share	959,251	834,605

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

(Unaudited)

	For the three months ended March 31, 2022
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Par value	Capital	Receivable	Deficit	Income	Deficit
Balances at January 1, 2022	948,445	$948	$1,066,873	$(79)	$(1,192,090)	$357	$(123,991)
Issuance of common stock for cash	4,553	5	3,359	—	—	—	3,364
Warrants exercised for cash	15,256	15	4,170	—	—	—	4,185
Reclassification of warrant liabilities related to warrants exercised for cash	—	—	7,715	—	—	—	7,715
Cashless warrants exercise	26	—	—	—	—	—	—
Reclassification of warrant liabilities related to cashless warrants exercise	—	—	4	—	—	—	4
Issuance of common stock conversion of debt and accrued interest	1,412	2	985	—	—	—	987
Stock-based compensation	5	—	617	—	—	—	617
Net loss	—	—	—	—	(14,214)	—	(14,214)
Cumulative translation adjustment	—	—	—	—	—	808	808
Balances at March 31, 2022	969,697	$970	$1,083,723	$(79)	$(1,206,304)	$1,165	$(120,525)

	For the three months ended March 31, 2021

			Additional			Other	Total
	Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Par value	Capital	Receivable	Deficit	Income (Loss)	Deficit
Balance at January 1, 2021	829,631	$830	$1,008,665	$(79)	$(1,371,216)	$(1,148)	$(362,948)
Issuance of common stock for cash	69	—	16	—	—	—	16
Issuance of common stock and warrants for conversion of debt and accrued interest	4,533	4	6,615	—	—	—	6,619
Warrants and stock options exercised for cash	2,872	3	742	—	—	—	745
Reclassification of warrant liabilities related to warrants exercised for cash	—	—	2,935	—	—	—	2,935
Cashless warrants and stock options exercise	5,205	5	(5)	—	—	—	—
Reclassification of warrant liabilities related to cashless warrants exercise	—	—	146	—	—	—	146
Stock-based compensation	48	—	9,891	—	—	—	9,891
Reclassification of warrant liabilities related to sequencing policy	—	—	(7,105)	—	—	—	(7,105)
Net loss	—	—	—	—	(4,123)	—	(4,123)
Cumulative translation adjustment	—	—	—	—	—	624	624
Balance at March 31, 2021	842,358	$842	$1,021,900	$(79)	$(1,375,339)	$(524)	$(353,200)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the three months ended
	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(14,214)	$(4,123)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	100	68
Amortization of debt discount	809	1,126
Change in fair value of derivatives	(540)	(17,563)
(Gain) loss from extinguishment of debt	(410)	8
Amortization of operating lease right-of-use asset	60	93
Stock-based compensation for services	617	9,818
Subtotal of non-cash charges	636	(6,450)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(199)	(286)
Other non-current assets	679	(198)
Accounts payable and accrued expenses	795	876
Related party accounts payable and accrued expenses	(694)	(3,128)
Lease liabilities	30	61
Net cash used in operating activities	(12,967)	(13,248)
Cash Flows from Investing Activities:
Purchase of equipment and construction in progress	(58)	(264)
Net cash used in investing activities	(58)	(264)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net	3,140	16
Proceeds from exercise of warrants and stock options	4,185	745
Proceeds from issuance of notes payable, net	600	10,000
Repayment of notes payable	(4,005)	—
Net cash provided by financing activities	3,920	10,761
Effect of exchange rate changes on cash and cash equivalents	899	236
Net decrease in cash and cash equivalents	(8,206)	(2,515)

Cash and cash equivalents, beginning of the period	15,169	9,983
Cash and cash equivalents, end of the period	$6,963	$7,468

Supplemental disclosure of cash flow information
Interest payments on notes payable	$(702)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the three months ended
	March 31,
	2022	2021
Supplemental schedule of non-cash investing and financing activities:
Cashless warrants and stock options exercise	$—	$5
Reclassification of warrant liabilities related to warrants exercised for cash	$7,715	$2,935
Reclassification of warrant liabilities related to cashless warrants exercise	$4	$146
Reclassification of warrant liabilities based on authorized shares	$—	$7,105
Issuance of common stock and warrants for conversion of debt and accrued interest	$987	$6,742
Reclassification between shares payable and equity	$250	$—
Capital expenditures included in accounts payable	$86	$753
Capital expenditures included in accounts payable and accrued expenses to related parties and affiliates	$11	$—

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

2. Financial Condition, Going Concern and Management Plans

The Company has incurred annual net operating losses since its inception. The Company had a net loss of $14.2 million for the three months ended March 31, 2022. The Company used approximately $13.0 million of cash in its operating activities during the three months ended March 31, 2022.

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

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of March 31, 2022, condensed consolidated statements of operations and comprehensive loss, condensed consolidated statement of stockholders’ deficit for the three months ended March 31, 2022 and 2021, and the condensed consolidated statements of cash flows for the three months ended March 31, 2022 and 2021 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022 or for any future interim period. The condensed consolidated balance sheet at December 31, 2021 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2021 and notes thereto included in the Company’s annual report on Form 10-K (the “2021 Annual Report”), which was filed with the SEC on March 1, 2022.

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

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2021 Annual Report.

Recently Adopted Accounting Standards

Modifications or Exchanges of Freestanding Equity-Classified Written Call Options

In May 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU will be effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. On January 1, 2022, the Company adopted this standard without any material impact on the Company’s financial statements or disclosures.

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

Level 1 - Unadjusted quoted prices in active markets for identical instruments that are accessible by the Company on the measurement date

Level 2 - Quoted prices in markets that are not active or inputs which are either directly or indirectly observable

Level 3 - Unobservable inputs for the instrument requiring the development of assumptions by the Company

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of March 31, 2022 and December 31, 2021 (in thousands):

	Fair value measured at March 31, 2022
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	March 31, 2022	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$98,618	$—	$—	$98,618
Embedded redemption option	978	—	—	978
Contingent payable derivative liability	8,308	—	—	8,308
Total fair value	$107,904	$—	$—	$107,904

	Fair value measured at December 31, 2021
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$106,784	$—	$—	$106,784
Embedded conversion option	988	—	—	988
Contingent payable derivative liability	8,232	—	—	8,232
Total fair value	$116,004	$—	$—	$116,004

There were no transfers between Level 1, 2 or 3 during the three-month period ended March 31, 2022.

The following table presents changes in Level 3 liabilities measured at fair value for the three-month period ended March 31, 2022. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

	Warrant	Embedded	Contingent Payable
	Liability	Conversion Option	Derivative Liability	Total
Balance - January 1, 2022	$106,784	$988	$8,232	$116,004
Additional warrant liability	159	—	—	159
Reclassification of warrant liabilities	(7,719)	—	—	(7,719)
Change in fair value	(606)	(10)	76	(540)
Balance – March 31, 2022	$98,618	$978	$8,308	$107,904

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities and embedded conversion feature that are categorized within Level 3 of the fair value hierarchy as of March 31, 2022 and December 31, 2021 is as follows:

	As of March 31, 2022
	Warrant	Contingent Payable
	Liability	Derivative Liability
Strike price	$0.28	$0.70
Contractual term (years)	0.8	1.4
Volatility (annual)	71%	75%
Risk-free rate	1.1%	1.4%
Dividend yield (per share)	0%	0%

	As of December 31, 2021
	Warrant	Contingent Payable
	Liability	Derivative Liability
Strike price	$0.30	$0.70
Contractual term (years)	1.0	1.6
Volatility (annual)	90%	72%
Risk-free rate	0.1%	0.6%
Dividend yield (per share)	0%	0%
*	Contingent based on current stock price as of March 31, 2022 and December 31, 2021.

5. Stock-based Compensation

The following table summarizes total stock-based compensation expense for the three months ended March 31, 2022 and 2021 (in thousands). The stock-based compensation expense during the three months ended March 31, 2022 and 2021 was mostly related to the applicable portion vesting during this period of stock options awards made prior to 2021.

	For the three months ended
	March 31,
	2022	2021
Research and development	$510	$3,689
General and administrative	107	6,129
Total stock-based compensation expense	$617	$9,818

The Black-Scholes option pricing model is used to estimate the fair value of stock options granted. The weighted average assumptions used in calculating the fair values of stock options that were granted during the three months ended March 31, 2022 was as follows:

For the three months
ended
March 31, 2022
Exercise price	$0.77
Expected term (years)	5.0
Expected stock price volatility	95%
Risk-free rate	1.4%
Dividend yield (per share)	0%

The total unrecognized compensation cost was approximately $1.6 million as of March 31, 2022 and will be recognized over the next 1.8 years.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Stock Options

The following table summarizes stock option activity for the Company’s option plans during the three months ended March 31, 2022 (amount in thousands, except per share number):

			Weighted
			Average
		Weighted	Remaining
	Number of	Average Exercise	Contractual Life	Total Intrinsic
	Shares	Price	(in years)	Value
Outstanding as of January 1, 2022	304,847	$0.33	8.0	$114,803
Granted	20	0.77	10.0	—
Outstanding as of March 31, 2022	304,867	$0.33	7.7	$114,803
Options vested (1)	284,728	$0.32	7.7	$108,032
(1)	Approximately 237 million options are not exercisable until at least May 31, 2022.

Ms. Linda Powers, the Company’s Chief Executive Officer, and Mr. Leslie Goldman, the Company’s Senior Vice President, are subject to an agreement under which they cannot exercise any options or warrants except upon at least 61 days’ prior notice.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

6. Notes Payable

The following two tables summarize outstanding debt as of March 31, 2022 and December 31, 2021, respectively (amount in thousands):

		Stated				Embedded
		Interest	Conversion		Remaining	Redemption	Carrying
	Maturity Date	Rate	Price	Face Value	Debt Discount	Option	Value
Short term convertible notes payable
6% unsecured	Due	6%	$3.09	$135	$—	$—	$135
				135	—	—	135
Short term notes payable
8% unsecured	Various	8%	N/A	7,861	(448)	—	7,413
9% unsecured	Various	9%	N/A	3,932	(66)	—	3,866
12% unsecured	On Demand	12%	N/A	703	—	—	703
				12,496	(514)	—	11,982
Long term notes payable
8% unsecured	9/22/2023	8%	N/A	16,505	(2,649)	978	14,834
6% secured	3/25/2025	6%	N/A	1,329	—	—	1,329
				17,834	(2,649)	978	16,163

Ending balance as of March 31, 2022				$30,465	$(3,163)	$978	$28,280

		Stated				Embedded
		Interest	Conversion		Remaining	Redemption	Carrying
	Maturity Date	Rate	Price	Face Value	Debt Discount	Option	Value
Short term convertible notes payable
6% unsecured	Due	6%	$3.09	$135	$—	$—	$135
				135	—	—	135
Short term notes payable
8% unsecured	Various	8%	N/A	2,320	(118)	—	2,202
9% unsecured	Various	9%	N/A	4,232	(80)	47	4,199
12% unsecured	On Demand	12%	N/A	703	—	—	703
				7,255	(198)	47	7,104
Long term notes payable
1% unsecured	Various	1%	N/A	433	—	—	433
8% unsecured	9/22/2023	8%	N/A	25,938	(3,638)	941	23,241
6% secured	3/25/2025	6%	N/A	1,482	—	—	1,482
				27,853	(3,638)	941	25,156

Ending balance as of December 31, 2021				$35,243	$(3,836)	$988	$32,395

During the three months ended March 31, 2022, the Company entered into multiple four-month note agreements (the “Notes”) with various individual lenders (the “Holders”) with an aggregate principal amount of $0.6 million for net proceeds of $0.6 million. The Notes have a 9% interest rate, a 5% original issue discount (“OID”), and contain a conditional right to independently purchase shares from the Company in a future raise of Capital (the “Piggy-back Right”), under which the Company agrees that if it (i) publicly releases top line data from the Phase III trial of its DCVax®-L vaccine (such eventuality, the “Release”) and (ii) consummates the first offering of its common stock following such Release (the “Next Offering”), then Holder shall have the conditional right, at its sole option, typically exercisable within seven (7) days following the Next Offering, to independently purchase from the Company up to a number of shares equal in value to (a) 50% of the principal amount of the loan, (b) 50% of the value of the exercised warrant shares, and (c) exchange some or all of the outstanding loan amount for a variable number of shares (the “Contingent Rights”).  The Contingent Right (a) and (b) above shall be priced at a 12% discount from the Next Offering, resulting in either an elimination of, or a reduced cash amount repayable under the loan agreement.  The Company accounted for the Contingent Right (a) and (b) as a freestanding financial instrument, which was classified as a liability at fair value on the Condensed Consolidated Balance Sheet with changes in fair value recognized in the Condensed Consolidated Statement of Operations. The Company accounted for the Contingent Right (c) as an embedded derivative liability at fair value, which requires it to be bifurcated, with changes in fair value recognized in the Condensed Consolidated Statement of Operations.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

During the three months ended March 31, 2022, the Company issued approximately 1.4 million shares of common stock at fair value of $1.0 million to certain lenders in lieu of cash payments.

During the three months ended March 31, 2022, the Company made aggregate cash payments of $4.7 million on notes payable, including $0.7 million of interest payment.

During the three months ended March 31, 2022, the Company entered into multiple note extension agreements whereby the maturity date of the notes was extended for additional 2-4 months.

The Company received two loans under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act’s Paycheck Protection Program (“PPP”) in 2021 for the amount of $0.4 million. On February 22, 2022, the PPP loans were approved for forgiveness. The Company recorded approximately $0.4 million debt extinguishment gain from the forgiveness of these PPP loans.

For the three months ended March 31, 2022 and 2021, interest expense related to notes payable totaled approximately $1.9 million and $1.4 million including amortization of debt discounts totaling $0.8 million and $1.1 million, respectively.

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

The following securities were not included in the diluted net earnings (loss) per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the three months ended
	March 31,
	2022	2021
Common stock options	304,867	304,962
Common stock warrants	208,705	323,628
Contingently issuable warrants	—	2,774
Convertible notes and accrued interest	76	74
Potentially dilutive securities	513,648	631,438

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

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Advent BioServices Sublease Agreement

On December 31, 2021, the Company entered into a Sub-lease Agreement (the “Agreement”) with Advent. The Agreement permits use by Advent of a portion of the space in the Sawston facility which is leased by the Company under a separate head lease with a different counterparty (Huawei) that commenced on December 14, 2018. The Company subleased approximately 14,459 square feet of the 88,000 square foot building interior space, plus corresponding exterior support space and parking. The lease payments amount under the Agreement are two times the £5.75 (approximate $7.76 per square foot based on exchange rate as of December 31, 2021) rate per square foot payable under the head lease, but subject to a cap of $10 per square foot. Accordingly, the monthly lease payments under the Sublease are calculated based on $144,590 annually for 2022. The total lease payments paid by the Company for the facility, exterior spaces and parking under the head lease are 500,000 pounds per year. The term of the Agreement shall end on the same date as the head lease term ends.

During the three months ended March 31, 2022, the Company recognized sub-lease income of $36,000.

Related Party Expenses and Accounts Payable

During the three months ended March 31, 2022 and 2021, the Company recognized approximately $2.8 million and $1.7 million, respectively, in research and development costs from Advent.

Additionally, during the three months ended March 31, 2022 and 2021, the Company capitalized $28,000 and $0.7 million costs, invoiced by Advent, related to the Sawston buildout. Some of these amounts have been paid and some have not been paid.

The following table summarizes outstanding unpaid accounts payable and accrued expenses held by related parties as of March 31, 2022 and December 31, 2021 (amount in thousands). These unpaid amounts include part of the expenses reported in the above section and also certain expenses incurred in prior periods.

	March 31,	December 31,
	2022	2021
Advent BioServices – amount invoiced	$1,886	$3,046
Advent BioServices – amount accrued	36	—
Accounts payable and accrued expenses to Advent BioServices	$1,922	$3,046

As of March 31, 2022, there were approximately $0.9 million unpaid board compensation and $0.1 million unpaid reimbursements owed to an executive that were also included in the accounts payable to related party on the condensed consolidated balance sheets.

9. Stockholders’ Deficit

Common Stock

Common stock Issued for Cash

During the three months ended March 31, 2022, the Company received $3.1 million from issuance of 4.6 million shares of common stock to various investors.

Warrants Exercised for Cash

During the three months ended March 31, 2022, the Company received $4.2 million from the exercise of warrants issued in the past with an exercise price between $0.175 and $0.35. The Company issued approximately 15.3 million shares of common stock upon these warrant and stock option exercises.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Warrants Cashless Exercise

During the three months ended March 31, 2022, a warrant holder elected to exercise some of their warrants pursuant to cashless exercise formulas. The Company issued approximately 26,000 shares of common stock for exercise of 56,000 warrants at an exercise price of $0.52.

Stock Purchase Warrants

The following is a summary of warrant activity for the three months ended March 31, 2022 (dollars in thousands, except per share data):

	Number of	Weighted Average	Remaining
	Warrants	Exercise Price	Contractual Term
Outstanding as of January 1, 2022	225,469	$0.30	0.96
Warrants exercised for cash	(15,256)	0.27	—
Cashless warrants exercise	(56)	0.52	—
Warrants expired and cancellation	(1,452)	1.91	—
Outstanding as of March 31, 2022	208,705	$0.29	0.82

The options and warrants held by Ms. Powers and Mr. Goldman are subject to an ongoing suspension on a rolling basis pursuant to the Blocker Letter. In addition, other executive officers and directors extended their suspensions to various dates after April 30, 2022.

At March 31, 2022, a total of approximately 123 million warrants were under block or suspension agreements.

At May 1, 2022, a total of approximately 124 million warrants were under block or suspension until between May 31, 2022 and July 15, 2022.

10. Commitments and Contingencies

Operating Lease- Lessee Arrangements

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

At March 31, 2022, the Company had operating lease liabilities of approximately $5.3 million for both the 20-year lease of the building for the manufacturing facility in Sawston, U.K., and the current office lease in the U.S. ROU assets of approximately $4.7 million for the Sawston lease and US office lease are included in the condensed consolidated balance sheet.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The following summarizes quantitative information about the Company’s operating leases (amount in thousands):

	For the three months ended
	March 31, 2022
	U.K	U.S	Total
Lease cost
Operating lease cost	$87	$65	$152
Short-term lease cost	13	—	13
Variable lease cost	—	10	10
Sub-lease income	(36)	—	(36)
Total	$64	$75	$139

Other information
Operating cash flows from operating leases	$(168)	$(71)	$(239)
Weighted-average remaining lease term – operating leases	8.9	1.6	—
Weighted-average discount rate – operating leases	12%	12%	—

	For the Three Months ended
	March 31, 2021
	U.K	U.S	Total
Lease cost
Operating lease cost	$164	$82	$246
Short-term lease cost	12	—	12
Variable lease cost	48	5	53
Total	$224	$87	$311

Other information
Operating cash flows from operating leases	$(172)	$(84)	$(255)
Weighted-average remaining lease term – operating leases	8.9	2.4
Weighted-average discount rate – operating leases	12%	12%

The Company recorded lease costs as a component of general and administrative expense during the three months ended March 31, 2022 and 2021, respectively.

Maturities of our operating leases, excluding short-term leases and sublease agreement, are as follows:

Nine months ended December 31, 2022	$711
Year ended December 31, 2023	956
Year ended December 31, 2023	862
Year ended December 31, 2024	657
Year ended December 31, 2025	657
Thereafter	7,860
Total	11,703
Less present value discount	(6,370)
Operating lease liabilities included in the Condensed Consolidated Balance Sheet at March 31, 2022	$5,333

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Maturities of our operating leases under the sublease agreement, based on the current exchange rate, are as follows:

Nine months ended December 31, 2022	$108
Year ended December 31, 2023	145
Year ended December 31, 2024	145
Year ended December 31, 2025	145
Year ended December 31, 2026	145
Thereafter	1,740
Total	$2,428

Manufacturing Services Agreements

Advent BioServices

On May 14, 2018, the Company entered into a DCVax®-L Manufacturing and Services Agreement (“MSA”) with Advent BioServices, a related party which was formerly part of Cognate BioServices and was spun off separately as part of an institutional financing of Cognate. The Advent Agreement provides for manufacturing of DCVax-L products at an existing facility in London. The Agreement is structured in the same manner as the Company’s prior agreements with Cognate BioServices. The Advent Agreement provided for a program initiation payment of approximately $1.0 million (which was fully paid in 2018), in connection with technology transfer and operations to the U.K. from Germany, development of new Standard Operating Procedures (SOPs) for the London facility, selection of new suppliers and auditing for GMP compliance, and other preparatory activities. The Advent Agreement provides for certain payments for achievement of milestones and, as was the case under the prior agreement with Cognate BioServices, the Company is required to pay certain fees for dedicated production capacity reserved exclusively for DCVax production and pay for manufacturing of DCVax-L products for a certain minimum number of patients, whether or not the Company fully utilizes the dedicated capacity and number of patients. Either party may terminate the MSA on twelve months’ notice, to allow for transition arrangements by both parties.

On November 8, 2019, the Company and Advent entered into an Ancillary Services Agreement with an 8-month Term for U.K. Facility Development Activities and Compassionate Use Program Activities. The Ancillary Services Agreement establishes a structure under which Advent develops Statements of Work (“SOWs”) for the U.K. Facility Development Activities and Compassionate Use Program Activities and delivers those SOWs to the Company for review and approval. After an SOW is approved by the Company, Advent will proceed with or continue the applicable services and will invoice the Company pursuant to the SOW. Since both the U.K. Facility Development and the Compassionate Use Program involve pioneering and uncertainties in most aspects, the invoicing under the Ancillary Services Agreement is on the basis of costs incurred plus fifteen percent. The Agreement may also cover agreement by the parties and SOWs for operational milestones and related payments. The Ancillary Services Agreement had an original term of eight months, which ended in July 2020. The Company extended the term by 12 months to July 2021, with no other changes, and recently extended it for another 12 months to July 2022.

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

11. Subsequent Events

In total, the Company received $8.3 million from exercises of warrants and issuance of common stock between April 1, 2022 and May 6, 2022.

During April 2022, 7.7 million shares of common stock were issued upon warrant exercises for proceeds of approximately $2.0 million.

During April and May 2022, the Company received $6.3 million from issuance of 8.5 million shares of common stock to various investors. Approximately 1.7 million shares of common stock are pending to be issued.

During April 2022, the Company entered into a Statement of Work #6 (“SOW 6”) with Advent that will be incorporated into the Ancillary Services Agreement that was originally entered into dated November 8, 2019 and was extended on July 8, 2021. SOW 6 is for baseline costs and conditional milestone costs related to product and clinical trial matters during the period April 1, 2022 through the end of September 2022. The parties anticipate entering into a separate agreement, as an extension of SOW 5, for work by Advent related to the Sawston facility during Q2 and Q3 of this year, but this work is still in the process of being determined. The total costs under the SOW 6 include estimated baseline costs in the range of $3.2 million to $3.9 million and milestone costs ranging between $1.5 and $8.0 million in cash and 1.5 to 12.5 million in shares, depending upon what milestones are achieved.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements included with this report. In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words “believe,” “expect,” “intend,” “anticipate,” and similar expressions are used to identify forward-looking statements, but some forward-looking statements are expressed differently. Many factors could affect our actual results, including those factors described under “Risk Factors” in our Form 10-K for the year ended December 31, 2021 and in Part II Item 1A of this report. These factors, among others, could cause results to differ materially from those presently anticipated by us. You should not place undue reliance on these forward-looking statements.

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

Our second product, DCVax®-Direct, is designed to treat inoperable solid tumors. A 40-patient Phase I trial has been completed and included treatment of a diverse range of more than a dozen types of cancers. The Company plans to work on preparations for Phase II trials of DCVax-Direct as resources permit.

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

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2021. Our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Three Months Ended March 31, 2022 and 2021

We recognized a net loss of $14.2 million and $4.1 million for the three months ended March 31, 2022 and 2021, respectively.

Research and Development Expense

For the three months ended March 31, 2022 and 2021, research and development expense was $4.8 million and $6.9 million, respectively. The decrease was mainly related to a decrease of $3.1 million stock-based compensation that represented the vesting of a portion of previously granted equity-based awards, and that was recognized in research and development expense.

We incurred approximately $2.8 million and $1.7 million in expenses from related parties during the three months ended March 31, 2022 and 2021, respectively.

General and Administrative Expense

General and administrative expenses were $7.9 million and $12.9 million for three months ended March 31, 2022 and 2021, respectively. The decrease was mainly related to a decrease of $6 million stock-based compensation that represented the vesting of a portion of previously granted equity-based awards, and that was recognized in general and administrative expense.

Change in fair value of derivatives

During the three months ended March 31, 2022 and 2021, we recognized a non-cash gain of $0.5 million and $17.6 million, respectively. The 2022 gain was primarily due to the extension of certain warrants and there was no change of our stock price as of March 31, 2022 compared to December 31, 2021.

Gain (Loss) from Extinguishment of Debt

Our PPP Loan forgiveness application was approved on February 22, 2022. During the three months ended March 31, 2022, we recorded approximate $0.4 million debt extinguishment gain from the forgiveness of two PPP loans.

During the three months ended March 31, 2021, approximately $4.8 million debt and interest was converted into 4.5 million shares of common stock and 0.8 million warrants. The fair value of common stock and warrants were approximately $6.7 million. We also extinguished approximately $1.9 embedded derivative liability from the note conversion.

Interest Expense

During the three months ended and March 31, 2022 and 2021, we recorded interest expense of $1.9 million and $1.4 million, respectively.

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

Cash Flow

Operating Activities

During the three months ended March 31, 2022 and 2021, net cash used in operations were approximately $13.0 million and $13.2 million, respectively. The decrease in cash used in operating activities was primarily attributable to a decrease in clinical trial related expenditures.

Financing Activities

We received approximately $3.1 million cash from issuance of 4.6 million shares of common stock during the three months ended March 31, 2022.

We received approximately $4.2 million and $0.7 million, in cash from the exercise of warrants and options during the three months ended March 31, 2022 and 2021, respectively.

We received approximately $0.6 million from issuance of multiple loans to individual lenders and $10.0 million cash proceeds from a loan from a commercial lender during the three months ended March 31, 2022 and 2021, respectively.

We made aggregate debt payments of $4.0 million during the three months ended March 31, 2022.

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

Based on our analysis, as of March 31, 2022, the effect of a 100+/- basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss are considered immaterial.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of March 31, 2022, of the design and operation of our disclosure controls and procedures, as such terms are defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, management concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the most recent quarter with respect to our operations, which materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

Derivative Lawsuits by Putative Stockholders

In February and March, three stockholders filed in the Delaware Court of Chancery three similar derivative lawsuits against the Company and certain of its directors and officers, including J. Cofer Black, Marnix L. Bosch, Alton L. Boynton, Leslie J. Goldman, Jerry Jasinowski, Navid Malik, and Linda F. Powers (the “Individual Defendants”), alleging the Individual Defendants (i) breached their fiduciary duties, and (ii) were unjustly enriched by director and officer compensation awarded to the Individual Defendants—notwithstanding the fact that approximately 90% of shareholders voted to approve of the Company’s executive compensation (the same compensation that these three stockholders are seeking to challenge) through its Say on Pay vote, and the director awards are subject to shareholder approval.  On March 31, 2022, the Delaware Court of Chancery consolidated these actions into a single action under the caption In re Northwest Biotherapeutics, Inc. Stockholder Litigation (the “Derivative Action”).

The Company believes these cases are baseless, and intends to vigorously contest the Derivative Action.

Item 1A. Risk Factors

Applicable risk factors are set forth in the Company’s report on Form 10-K for 2021.

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

32.1	Certification of President, Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Schema Document.

101.CAL	Inline XBRL Calculation Linkbase Document.

101.DEF	Inline XBRL Definition Linkbase Document.

101.LAB	Inline XBRL Label Linkbase Document.

101.PRE	Inline XBRL Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included as Exhibit 101).

*    Filed herewith

**  Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC

Dated: May 9, 2022	By:	/s/ Linda F. Powers
		Name:	Linda F. Powers

		Title:	President and Chief Executive Officer

Principal Executive Officer

Principal Financial and Accounting Officer