Form 10-K/A
period 2021-12-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2022-06-30
CIK 1072379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This amendment is being filed solely to add an exhibit that should have been included in our Form 10-K filed March 1, 2022 and its amended Part III information on May 2, 2022.  The exhibit is the consent of our auditor, Cherry Bekaert LLP, to include their audited financial statements in our Form S-3 registration statement.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certification by our principal executive officer and principal financial officer is filed as an exhibit to this Amendment under Item 15 of Part IV hereof, which has been restated in its entirety.

Exhibit 23.2

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statement of Northwest Biotherapeutics, Inc. on Form S-3 [File No. 333-234248] of our report dated March 1, 2022, with respect to our audits of Northwest Biotherapeutics, Inc. as of December 31, 2021 and 2020 and for the years ended December 31, 2021 and 2020 and our report dated March 1, 2022, with respect to our audit of the effectiveness of internal control over financial reporting of Northwest Biotherapeutics, Inc. as of December 31, 2021, which reports are included in the Annual Report on Form 10-K of Northwest Biotherapeutics, Inc. for the year ended December 31, 2021.

/s/ Cherry Bekaert LLP

Tampa, Florida

March 1, 2022

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The Exhibits listed below are identified by numbers corresponding to the Exhibit Table of Item 601 of Regulation S-K. The Exhibits designated by an asterisk (*) are management contracts or compensatory plans or arrangements required to be filed pursuant to Item 15.

EXHIBIT INDEX

Exhibit Number	Description
3.1	Seventh Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1(File No. 333-134320) on July 17, 2006).

3.2	Third Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K on June 22, 2007).

3.3	Amendment to Seventh Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 filed with the Registrant’s Current Report on Form 8-K on June 22, 2007).

3.5	Amendment to Seventh Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q on May 21, 2012).

3.6	Amendment to Seventh Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K on September 26, 2012).

3.7	Amendment to Third Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K on December 11, 2012).

3.8	Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K on December 21, 2017).

3.9	Amended and Restated Certificate of Designations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K on January 4, 2018).

4.1	Description of Securities

4.2	Form of common stock certificate (incorporated by reference to Exhibit 4.1 filed with the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 (Registration No. 333-67350) on November 14, 2001).

4.3	Form of Warrant Agency Agreement by and between Northwest Biopharmaceuticals, Inc. and Computershare Trust Company, N.A. and Form of Warrant Certificate (incorporated by reference to Exhibit 4.2 filed with the Registrant’s Form S-1 on December 4, 2012).

10.49	Series E Common Stock Purchase Warrant (incorporated by reference as Exhibit 10.2 filed with the Company’s Current Report on Form 8-K/A on September 19, 2016).

10.50	Registration Rights Agreement dated August 22, 2016 (incorporated by reference as Exhibit 10.3 filed with the Company’s Current Report on Form 8-K/A on September 19, 2016).

10.64	Form of Warrant Repricing Letter Agreement dated August 7, 2017 by and between Northwest Biotherapeutics, Inc. and a certain institutional investor (incorporated by reference as Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on August 7, 2017).

10.65	Form of Series A Common Stock Purchase Warrant (incorporated by reference as Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on August 7, 2017).

10.66	Form of Securities Purchase Agreement, dated September 20, 2017, by and between Northwest Biotherapeutics, Inc. and certain institutional investors (incorporated by reference as Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on September 22, 2017).

10.67	Form of Class A Common Stock Purchase Warrant (incorporated by reference as Exhibit 10.2 filed with the Company’s Current Report on Form 8-K on September 22, 2017).

10.70	Form of Class D-1 Common Stock Purchase Warrant (incorporated by reference as Exhibit 10.1 filed with the Company’s Current Report on Form 8-K on December 7, 2017).

10.72	Form of Subscription Agreement (incorporated by reference as Exhibit 10.3 filed with the Company’s Current Report on Form 8-K on December 7, 2017).

10.73	Settlement and Amendment Agreement (2016 Obligations Agreement), dated as of December 31, 2017, by and between Northwest Biotherapeutics, Inc. and Cognate BioServices, Inc.

10.74	Settlement and Amendment Agreement (2017 Obligations Agreement), dated as of December 31, 2017, by and between Northwest Biotherapeutics, Inc. and Cognate BioServices, Inc.

10.75	Note and Loan Agreement, dated as of March 14, 2018, by and between Northwest Biotherapeutics, Inc. and Linda F. Powers.

10.76	Note and Loan Agreement, dated as of March 19, 2018, by and between Northwest Biotherapeutics, Inc. and Linda F. Powers.

10.78	Form of Loan Agreement, dated as of November 7, 2018, by and between Northwest Biotherapeutics, Inc. and a Group of Private Lenders.

10.79	Contract Relating to Sale of Spicers, Sawston, Cambridge, dated as of December 5, 2018, by and between Aracaris Capital Limited and Huawei Technologies Research & Development (UK) Limited.

10.80	Lease Relating to Vision Centre, Sawston, Cambridge, by and between Aracaris Capital Limited and Aracaris Limited, dated as of December 14, 2018.

10.81	Equity Compensation Plan, dated May 29, 2020.

10.82	Note and Loan Agreement, dated August 14, 2021, by and between Northwest Biotherapeutics, Inc. and Iliad Research and Trading L.P.

10.83	Agreement to acquire Flaskworks, L.L.C, August 28, 2020.

10.84	Change in Registrant’s Accountants (incorporated by reference as Exhibit 16.1 filed with the Company’s Current Report on Form 8-K January 26, 2021).

10.85	Loan Agreement, dated March 1, 2021, by and between Northwest Biotherapeutics, Inc. and Streeterville Capital, L.L.C.

10.86	Loan Agreement, dated November 22, 2021, by and between Northwest Biotherapeutics, Inc. and Streeterville Capital, L.L.C.

10.87	Sub-lease Agreement, dated December 31, 2021, by and between Aracaris Ltd. and Northwest Biotherapeutics, Inc. (collectively the “Sub-Lessor”) and Advent BioServices, Ltd. (the “Sub-Lessee”).

21.1	Subsidiaries of the Registrant.

23.1	Previous Independent Registered Public Accounting Firm’s Consent.

23.2	Independent Registered Public Accounting Firm’s Consent

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Schema Document.

101.CAL	Inline XBRL Calculation Linkbase Document.

101.DEF	Inline XBRL Definition Linkbase Document.

101.LAB	Inline XBRL Label Linkbase Document.

101.PRE	Inline XBRL Presentation Linkbase Document.

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

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

NORTHWEST BIOTHERAPEUTICS, INC. (Registrant)

Date: June 30, 2022	By:	/s/ Linda F. Powers
Linda F. Powers,
President and Chief Executive Officer Principal Executive Officer Principal Financial and Accounting Officer

