Form 10-Q
period 2022-06-30
NORTHWEST BIOTHERAPEUTICS INC
filed 2022-08-09
CIK 1072379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 4, 2022, the total number of shares of common stock, par value $0.001 per share, outstanding was 1,037,230,618.

NORTHWEST BIOTHERAPEUTICS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,831	$15,169
Prepaid expenses and other current assets	2,347	2,121
Total current assets	7,178	17,290

Non-current assets:
Property, plant and equipment, net	13,748	15,027
Right-of-use asset, net	4,335	4,889
Indefinite-lived intangible asset	1,292	1,292
Goodwill	626	626
Other assets	342	1,036
Total non-current assets	20,343	22,870

TOTAL ASSETS	$27,521	$40,160

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$8,370	$6,976
Accounts payable and accrued expenses to related parties and affiliates	5,657	3,971
Convertible notes, net	135	135
Notes payable, net	9,858	7,104
Contingent payable derivative liability	8,123	8,232
Warrant liability	65,686	106,784
Lease liabilities	329	317
Shares payable	—	250
Total current liabilities	98,158	133,769

Non-current liabilities:
Notes payable, net of current portion, net	16,455	25,156
Lease liabilities, net of current portion	4,574	5,226
Total non-current liabilities	21,029	30,382

Total liabilities	119,187	164,151

COMMITMENTS AND CONTINGENCIES (Note 10)

Stockholders’ deficit:
Preferred stock ($0.001 par value); 100,000,000 shares authorized as of June 30, 2022 and December 31, 2021, respectively	—	—
Common stock ($0.001 par value); 1,200,000,000 shares authorized; 1,034.5 million and 948.4 million shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	1,034	948
Additional paid-in capital	1,139,811	1,066,873
Stock subscription receivable	(79)	(79)
Accumulated deficit	(1,235,972)	(1,192,090)
Accumulated other comprehensive income	3,540	357
Total stockholders’ deficit	(91,666)	(123,991)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$27,521	$40,160

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Research and other	$477	$416	$880	$655
Total revenues	477	416	880	655
Operating costs and expenses:
Research and development	13,645	5,451	18,465	12,374
General and administrative	7,931	7,372	15,800	20,258
Total operating costs and expenses	21,576	12,823	34,265	32,632
Loss from operations	(21,099)	(12,407)	(33,385)	(31,977)
Other income (expense):
Change in fair value of derivative liabilities	(4,254)	17,500	(3,714)	35,063
Gain (loss) from extinguishment of debt	(110)	(136)	300	(144)
Interest expense	(1,432)	(807)	(3,335)	(2,254)
Foreign currency transaction loss	(2,773)	260	(3,748)	(401)
Total other income (loss)	(8,569)	16,817	(10,497)	32,264
Net income (loss)	$(29,668)	$4,410	$(43,882)	$287

Other comprehensive income (loss)
Foreign currency translation adjustment	2,375	(274)	3,183	350
Total comprehensive income (loss)	$(27,293)	$4,136	$(40,699)	$637

Net earnings (loss) per share applicable to common stockholders
Basic	$(0.03)	$0.01	$(0.04)	$0.00
Diluted	$(0.03)	$(0.01)	$(0.04)	$(0.03)

Weighted average shares used in computing basic earnings (loss) per share	1,003,976	851,805	981,737	843,252
Weighted average shares used in computing diluted earnings (loss) per share	1,003,976	1,159,076	981,737	1,147,423

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

(Unaudited)

	For the Three Months Ended June 30, 2022
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Par value	Capital	Receivable	Deficit	Income	Deficit
Balances at April 1, 2022	969,697	$970	$1,083,723	$(79)	$(1,206,304)	$1,165	$(120,525)
Issuance of common stock for cash	8,584	8	6,317	—	—	—	6,325
Warrants exercised for cash	23,747	24	5,347	—	—	—	5,371
Reclassification of warrant liabilities related to warrants exercised for cash	—	—	11,973	—	—	—	11,973
Cashless warrants and stock options exercise	28,877	29	(29)	—	—	—	—
Reclassification of warrant liabilities related to cashless warrants exercise	—	—	25,375	—	—	—	25,375
Issuance of common stock conversion of debt and accrued interest	2,070	2	1,343	—	—	—	1,345
Stock-based compensation	1,500	1	5,762	—	—	—	5,763
Net loss	—	—	—	—	(29,668)	—	(29,668)
Cumulative translation adjustment	—	—	—	—	—	2,375	2,375
Balances at June 30, 2022	1,034,475	$1,034	$1,139,811	$(79)	$(1,235,972)	$3,540	$(91,666)

	For the Three Months Ended June 30, 2021
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Par value	Capital	Receivable	Deficit	Income (Loss)	Deficit
Balance at April 1, 2021	842,358	$842	$1,021,900	$(79)	$(1,375,339)	$(524)	$(353,200)
Issuance of common stock and warrants for conversion of debt and accrued interest	612	1	880	—	—	—	881
Warrants and stock options exercised for cash	13,326	13	3,315	—	—	—	3,328
Reclassification of warrant liabilities related to warrants exercised for cash	—	—	8,459	—	—	—	8,459
Cashless warrants and stock options exercise	934	1	(1)	—	—	—	—
Reclassification of warrant liabilities related to cashless warrants exercise	—	—	1,446	—	—	—	1,446
Stock-based compensation	—	—	3,551	—	—	—	3,551
Reclassification of warrant liabilities based on authorized shares	—	—	(18,443)	—	—	—	(18,443)
Net income	—	—	—	—	4,410	—	4,410
Cumulative translation adjustment	—	—	—	—	—	(274)	(274)
Balance at June 30, 2021	857,230	$857	$1,021,107	$(79)	$(1,370,929)	$(798)	$(349,842)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

(Unaudited)

	For the Six Months Ended June 30, 2022
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Par value	Capital	Receivable	Deficit	Income	Deficit
Balances at January 1, 2022	948,445	$948	$1,066,873	$(79)	$(1,192,090)	$357	$(123,991)
Issuance of common stock for cash	13,137	13	9,676	—	—	—	9,689
Warrants exercised for cash	39,003	39	9,517	—	—	—	9,556
Reclassification of warrant liabilities related to warrants exercised for cash	—	—	19,688	—	—	—	19,688
Cashless warrants and stock options exercise	28,903	29	(29)	—	—	—	—
Reclassification of warrant liabilities related to cashless warrants exercise	—	—	25,379	—	—	—	25,379
Issuance of common stock conversion of debt and accrued interest	3,482	4	2,328	—	—	—	2,332
Stock-based compensation	1,505	1	6,379	—	—	—	6,380
Net loss	—	—	—	—	(43,882)	—	(43,882)
Cumulative translation adjustment	—	—	—	—	—	3,183	3,183
Balances at June 30, 2022	1,034,475	$1,034	$1,139,811	$(79)	$(1,235,972)	$3,540	$(91,666)

	For the Six Months Ended June 30, 2021
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Par value	Capital	Receivable	Deficit	Income (Loss)	Deficit
Balance at January 1, 2021	829,631	$830	$1,008,665	$(79)	$(1,371,216)	$(1,148)	$(362,948)
Issuance of common stock for cash	69	—	16	—	—	—	16
Issuance of common stock and warrants for conversion of debt and accrued interest	5,145	5	7,495	—	—	—	7,500
Warrants and stock options exercised for cash	16,198	16	4,057	—	—	—	4,073
Reclassification of warrant liabilities related to warrants exercised for cash	—	—	11,394	—	—	—	11,394
Cashless warrants and stock options exercise	6,139	6	(6)	—	—	—	—
Reclassification of warrant liabilities related to cashless warrants exercise	—	—	1,592	—	—	—	1,592
Stock-based compensation	48	—	13,442	—	—	—	13,442
Reclassification of warrant liabilities based on authorized shares	—	—	(25,548)	—	—	—	(25,548)
Net income	—	—	—	—	287	—	287
Cumulative translation adjustment	—	—	—	—	—	350	350
Balance at June 30, 2021	857,230	$857	$1,021,107	$(79)	$(1,370,929)	$(798)	$(349,842)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the six months ended
	June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$(43,882)	$287
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	624	145
Amortization of debt discount	1,509	1,357
Change in fair value of derivatives	3,714	(35,063)
(Gain) loss from extinguishment of debt	(300)	144
Amortization of operating lease right-of-use asset	121	149
Stock-based compensation for services	6,380	13,369
Subtotal of non-cash charges	12,048	(19,899)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(286)	992
Other non-current assets	660	(218)
Accounts payable and accrued expenses	1,533	1,424
Related party accounts payable and accrued expenses	2,056	(2,645)
Lease liabilities	63	19
Net cash used in operating activities	(27,808)	(20,040)
Cash Flows from Investing Activities:
Purchase of equipment and construction in progress	(466)	(1,771)
Net cash used in investing activities	(466)	(1,771)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock, net	9,465	16
Proceeds from exercise of warrants and stock options	9,556	4,073
Proceeds from issuance of notes payable, net	600	12,288
Repayment of notes payable	(5,290)	(835)
Net cash provided by financing activities	14,331	15,542
Effect of exchange rate changes on cash and cash equivalents	3,605	44
Net decrease in cash and cash equivalents	(10,338)	(6,225)

Cash and cash equivalents, beginning of the period	15,169	9,983
Cash and cash equivalents, end of the period	$4,831	$3,758

Supplemental disclosure of cash flow information
Interest payments on notes payable	$(876)	$(174)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the six months ended
	June 30,
	2022	2021
Supplemental schedule of non-cash investing and financing activities:
Cashless warrants and stock options exercise	$29	$6
Reclassification of warrant liabilities related to warrants exercised for cash	$19,688	$11,394
Reclassification of warrant liabilities related to cashless warrants exercise	$25,379	$1,592
Reclassification of warrant liabilities based on authorized shares	$—	$25,548
Issuance of common stock and warrants for conversion of debt and accrued interest	$2,229	$7,487
Reclassification between shares payable and equity	$250	$—
Capital expenditures included in accounts payable	$49	$592

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

2. Financial Condition, Going Concern and Management Plans

The Company has incurred annual net operating losses since its inception. The Company had a net loss of $43.9 million for the six months ended June 30, 2022. The Company used approximately $27.8 million of cash in its operating activities during the six months ended June 30, 2022.

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

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of June 30, 2022, condensed consolidated statements of operations and comprehensive loss, condensed consolidated statement of stockholders’ deficit for the three and six months ended June 30, 2022 and 2021, and the condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022 or for any future interim period. The condensed consolidated balance sheet at December 31, 2021 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2021 and notes thereto included in the Company’s annual report on Form 10-K (the “2021 Annual Report”), which was filed with the SEC on March 1, 2022.

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

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Recent Accounting Standards Not Yet Adopted

Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The FASB is issuing this Update (1) to clarify the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security subject to contractual restrictions that prohibit the sale of an equity security, (2) to amend a related illustrative example, and (3) to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820.

For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance.

The Company is still evaluating the impact of this pronouncement on the consolidated financial statements.

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

Level 1 - Unadjusted quoted prices in active markets for identical instruments that are accessible by the Company on the measurement date

Level 2 - Quoted prices in markets that are not active or inputs which are either directly or indirectly observable

Level 3 - Unobservable inputs for the instrument requiring the development of assumptions by the Company

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of June 30, 2022 and December 31, 2021 (in thousands):

	Fair value measured at June 30, 2022
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	June 30, 2022	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$65,686	$—	$—	$65,686
Embedded redemption option	1,033	—	—	1,033
Contingent payable derivative liability	8,123	—	—	8,123
Total fair value	$74,842	$—	$—	$74,842

	Fair value measured at December 31, 2021
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$106,784	$—	$—	$106,784
Embedded redemption option	988	—	—	988
Contingent payable derivative liability	8,232	—	—	8,232
Total fair value	$116,004	$—	$—	$116,004

There were no transfers between Level 1, 2 or 3 during the six-month period ended June 30, 2022.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The following table presents changes in Level 3 liabilities measured at fair value for the six-month period ended June 30, 2022. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

	Warrant	Embedded	Contingent Payable
	Liability	Redemption Option	Derivative Liability	Total
Balance - January 1, 2022	$106,784	$988	$8,232	$116,004
Additional warrant liability	184	7	—	191
Reclassification of warrant liabilities	(45,067)	—	—	(45,067)
Change in fair value	3,785	38	(109)	3,714
Balance – June 30, 2022	$65,686	$1,033	$8,123	$74,842

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities and embedded conversion feature that are categorized within Level 3 of the fair value hierarchy as of June 30, 2022 and December 31, 2021 is as follows:

	As of June 30, 2022
	Warrant	Contingent Payable
	Liability	Derivative Liability
Strike price	$0.31	$0.63 *
Contractual term (years)	1.4	1.5
Volatility (annual)	82%	84%
Risk-free rate	2.2%	2.7%
Dividend yield (per share)	0%	0%

	As of December 31, 2021
	Warrant	Contingent Payable
	Liability	Derivative Liability
Strike price	$0.30	$0.70 *
Contractual term (years)	1.0	1.6
Volatility (annual)	90%	72%
Risk-free rate	0.1%	0.6%
Dividend yield (per share)	0%	0%
*	Contingent based on current stock price as of June 30, 2022 and December 31, 2021.

5. Stock-based Compensation

The following table summarizes total amounts of stock-based compensation that were expensed during the three and six months ended June 30, 2022 and 2021 (in thousands). The related party amounts were for milestone incentives that are deemed probable to be achieved in the future and become payable at that time; only $0.5 million was paid during the three months ended June 30, 2022.

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Research and development	$641	$2,553	$1,151	$6,242
Research and development - related party	5,340	—	5,340	—
General and administrative	(218)	998	(111)	7,127
Total stock-based compensation expense	$5,763	$3,551	$6,380	$13,369

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

During the three months ended June 30, 2022, the Company reversed approximately $0.9 million and $0.3 million of stock-based compensation expense in research and development and general and administrative, respectively, which were related to the cancellation of certain unvested performance-based awards.

The Black-Scholes option pricing model is used to estimate the fair value of stock options granted. The weighted average assumptions used in calculating the fair values of stock options that were granted during the six months ended June 30, 2022 was as follows:

For the six months
ended
June 30, 2022
Exercise price	$0.65
Expected term (years)	3.9
Expected stock price volatility	99%
Risk-free rate	3.3%
Dividend yield (per share)	0%

The total unrecognized compensation cost was approximately $9.6 million as of June 30, 2022 and will be recognized over the next 1.5 years.

Stock Options

The following table summarizes stock option activity for the Company’s option plans during the six months ended June 30, 2022 (amount in thousands, except per share number):

			Weighted Average
		Weighted	Remaining
	Number of	Average	Contractual Life	Total Intrinsic
	Shares	Exercise Price	(in years)	Value
Outstanding as of January 1, 2022	304,847	$0.33	8.0	$114,803
Granted(1)	8,005	0.65	7.2
Cashless exercised	(3,286)	0.49
Forfeited/expired	(54)	11.20
Outstanding as of June 30, 2022	309,512	$0.34	7.5	$92,895
Options vested (2)	286,047	$0.33	7.5	$87,730
(1)	Awards granted to Flaskworks employees and consultants.
(2)	Approximately 236.6 million options are not exercisable until at least August 31, 2022.

Ms. Linda Powers, the Company’s Chief Executive Officer, and Mr. Leslie Goldman, the Company’s Senior Vice President, are subject to an agreement under which they cannot exercise any options or warrants except upon at least 61 days’ prior notice.

Restricted Stock Awards

During April 2022, the Company’s Board approved and the Company entered into a Statement of Work #6 (the “SOW 6”) with Advent BioServices for five workstreams that are prerequisites for an application for regulatory approval of DCVax-L, for drafting of key portions of the application and for three required licenses for the Sawston facility. The SOW provides for baseline costs and for milestone incentives for successful completion of each of the workstreams, the completion of the application and regulatory acceptance of the submission, and regulatory approval of each of the three licenses. The milestone incentives will be a combination of cash and stock, and will not be paid until they are achieved. If all of the milestones are achieved for the 5 workstreams that are prerequisites for an application for product approval, for the application itself and regulatory acceptance of the submission, and for all 3 licenses required for the Sawston facility, the aggregate stock based compensation under SOW 6 will be 12.5 million shares (including the 1.5 millions shares already earned by obtaining the first 2 of the 3 required licenses for the Sawston facility). Such 12.5 million shares had an aggregate fair value on the grant date (effective date) of SOW 6 of $11.8 million. During the three months ended June 30, 2022, the Company recognized and expensed an aggregate of $3.8 million related to the cash component of certain milestones and $5.3 million related to the stock

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

component of such milestones, in anticipation that it is probable the milestones will be achieved and earned in the future. The amounts recognized and expensed during the three months ended June 30, 2022, included $1.5 million cash payable (of which $0.5 million was paid) and 1.5 million shares for milestones met and hence vested, and the pro rata portion of other milestones that are expected to be achieved and become payable in the future. These amounts are only payable if and when the relevant milestones are met. The 1.5 million shares that were issued were for the milestones that had been met by the regulatory approvals of two of the licenses required for the Sawston facility.

6. Notes Payable

The following two tables summarize outstanding debt as of June 30, 2022 and December 31, 2021, respectively (amount in thousands):

		Stated				Embedded
		Interest	Conversion		Remaining	Redemption	Carrying
	Maturity Date	Rate	Price	Face Value	Debt Discount	Option	Value
Short term convertible notes payable
6% unsecured	Due	6%	$3.09	$135	$—	$—	$135
				135	—	—	135
Short term notes payable
8% unsecured	Various	8%	N/A	5,503	(277)	—	5,226
9% unsecured	Various	9%	N/A	3,932	(10)	7	3,929
12% unsecured	On Demand	12%	N/A	703	—	—	703
				10,138	(287)	7	9,858
Long term notes payable
8% unsecured	9/22/2023	8%	N/A	16,505	(2,202)	1,026	15,329
6% secured	3/25/2025	6%	N/A	1,126	—	—	1,126
				17,631	(2,202)	1,026	16,455

Ending balance as of June 30, 2022				$27,904	$(2,489)	$1,033	$26,448

		Stated				Embedded
		Interest	Conversion		Remaining	Redemption	Carrying
	Maturity Date	Rate	Price	Face Value	Debt Discount	Option	Value
Short term convertible notes payable
6% unsecured	Due	6%	$3.09	$135	$—	$—	$135
				135	—	—	135
Short term notes payable
8% unsecured	Various	8%	N/A	2,320	(118)	—	2,202
9% unsecured	Various	9%	N/A	4,232	(80)	47	4,199
12% unsecured	On Demand	12%	N/A	703	—	—	703
				7,255	(198)	47	7,104
Long term notes payable
1% unsecured(10)	Various	1%	N/A	433	—	—	433
8% unsecured	9/22/2023	8%	N/A	25,938	(3,638)	941	23,241
6% secured	3/25/2025	6%	N/A	1,482	—	—	1,482
				27,853	(3,638)	941	25,156

Ending balance as of June 30, 2022				$35,243	$(3,836)	$988	$32,395

During the six months ended June 30, 2022, the Company entered into multiple four-month note agreements (the “Notes”) with various individual lenders (the “Holders”) with an aggregate principal amount of $0.6 million for net proceeds of $0.6 million. The Notes have a 9% interest rate, a 5% original issue discount (“OID”), and contain a conditional right to independently purchase shares from the Company in a future raise of Capital (the “Piggy-back Right”), under which the Company agrees that if it (i) publicly releases top line data from the Phase III trial of its DCVax®-L vaccine (such eventuality, the “Release”) and (ii) consummates the first offering of its common stock following such Release (the “Next Offering”), then Holder shall have the conditional right, at its sole option, typically exercisable within seven (7) days following the Next Offering, to independently purchase from the Company up to a number of shares

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

equal in value to (a) 50% of the principal amount of the loan, (b) 50% of the value of the exercised warrant shares, and (c) exchange some or all of the outstanding loan amount for a variable number of shares (the “Contingent Rights”). The Contingent Right (a) and (b) above shall be priced at a 12% discount from the Next Offering, resulting in either an elimination of, or a reduced cash amount repayable under the loan agreement. The Company accounted for the Contingent Right (a) and (b) as a freestanding financial instrument, which was classified as a liability at fair value on the Condensed Consolidated Balance Sheet with changes in fair value recognized in the Condensed Consolidated Statement of Operations. The Company accounted for the Contingent Right (c) as an embedded derivative liability at fair value, which requires it to be bifurcated, with changes in fair value recognized in the Condensed Consolidated Statement of Operations.

During the six months ended June 30, 2022, the Company issued approximately 3.5 million shares of common stock at fair value of $2.3 million to certain lenders in lieu of cash payments. The Company recognized approximately $0.1 million debt extinguishment loss.

During the six months ended June 30, 2022, the Company made aggregate cash payments of $6.2 million on notes payable, including $0.9 million of interest payment.

During the six months ended June 30, 2022, the Company entered into multiple note extension agreements whereby the maturity date of the notes was extended for additional 2-4 months.

The Company received two loans under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act’s Paycheck Protection Program (“PPP”) in 2021 for the amount of $0.4 million. On February 22, 2022, the PPP loans were approved for forgiveness. The Company recorded approximately $0.4 million debt extinguishment gain from the forgiveness of these PPP loans.

For the three months ended June 30, 2022 and 2021, interest expense related to notes payable totaled approximately $1.4 million and $0.7 million including amortization of debt discounts totaling $0.7 million and $0.2 million, respectively.

For the six months ended June 30, 2022 and 2021, interest expense related to notes payable totaled approximately $3.3 million and $2.1 million including amortization of debt discounts totaling $1.5 million and $1.4 million, respectively.

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

For the three and six months ended June 30, 2021, net income is adjusted for gain from change in fair value of warrant liabilities.

The following table sets forth the computation of earnings (loss) per share (amounts in thousands):

	For the three months ended		For the six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net earnings (loss) - basic	$(29,668)	$4,410	$(43,882)	$287
Reversal of gain due to change in fair value of warrant liability	—	(17,500)	—	(35,063)
Net loss - diluted	(29,668)	(13,090)	(43,882)	(34,776)

Weighted average shares outstanding - basic	1,003,976	851,805	981,737	843,252
Diluted shares- Options	—	51,547	—	48,774
Diluted shares- Warrants	—	255,650	—	255,323
Convertible notes and interest	—	74	—	74
Weighted average shares outstanding - diluted	1,003,976	1,159,076	981,737	1,147,423

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The following securities were not included in the diluted net earnings (loss) per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the six months ended
	June 30,
	2022	2021
Common stock options	309,512	257,005
Common stock warrants	153,110	56,712
Convertible notes and accrued interest	76	—
Potentially dilutive securities	462,698	313,717

8. Related Party Transactions

Advent BioServices Agreement

The Company has a Manufacturing Services Agreement with Advent BioServices (“Advent”) for the manufacture of DCVax-L products at an existing facility in London, as previously reported. The Company also has an Ancillary Services Agreement with Advent, which establishes a structure under which Advent submits Statements of Work (“SOWs”) for activities related to the development of the Sawston facility and the compassionate use activities in the UK, as previously reported. The Ancillary Services Agreement had an original term of eight months, which ended in July 2020. The Company extended the term by 12 months to July 2021 and another 12 months to July 2022, with no other changes, and recently extended it for another 12 months to July 2023.

During April 2022, the Company's Board approved and the Company entered into a Statement of Work #6 (the "SOW 6") with Advent BioServices for five workstreams that are prerequisites for an application for regulatory approval of DCVax-L, for drafting of key portions of the application and for three required licenses for the Sawston facility. The SOW provides for baseline costs and for milestone incentives for successful completion of each of the workstreams, for the completion of the application and regulatory acceptance of the submission, and for regulatory approval of each of the licenses. The milestone incentives will be a combination of cash and stock, and will not be paid until they are achieved and earned. During the three months ended June 30, 2022, in anticipation that it is probable the milestones will be achieved and earned over the course of the contract period, the Company recognized and expensed an aggregate of $3.8 million (but only paid $0.5 million) related to the cash component of the anticipated milestones, and the Company recognized and expensed $5.3 million related to the stock component of the anticipated milestones (but only issued 1.5 million shares). The 1.5 million shares issued were for the milestones that had been met by the regulatory approvals of two of the licenses required for the Sawston facility.

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

During the three and six months ended June 30, 2022, the Company recognized sub-lease income of $37,000 and $73,000, respectively.

Related Party Expenses and Accounts Payable

During the six months ended June 30, 2022 and 2021, the Company capitalized $28,000 and $1.4 million costs, invoiced by Advent, related to the Sawston facility buildout.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The following table summarizes outstanding unpaid accounts payable and accrued expenses held by related parties as of June 30, 2022 and December 31, 2021 (amount in thousands). These unpaid amounts include part of the expenses reported in the above section. The 2021 balance also included certain expenses incurred in prior periods.

	June 30,	December 31,
	2022	2021
Advent BioServices – amount invoiced	$1,407	$3,046
Advent BioServices – amount accrued	3,350	—
Accounts payable and accrued expenses to Advent BioServices	$4,757	$3,046

As of June 30, 2022, there was approximately $0.9 million of unpaid Board compensation that was also included in the accounts payable to related party on the condensed consolidated balance sheets.

9. Stockholders’ Deficit

Common Stock

Common Stock Issued for Cash

During the six months ended June 30, 2022, the Company received $9.5 million from issuance of 13.1 million shares of common stock to various investors.

Warrants Exercised for Cash

During the six months ended June 30, 2022, the Company received $9.6 million from the exercise of warrants issued in the past with an exercise price between $0.18 and $0.70. The Company issued approximately 39.0 million shares of common stock upon these warrant exercises.

Warrants and Options Cashless Exercise

During the six months ended June 30, 2022, certain warrant holders elected to exercise some of their warrants pursuant to cashless exercise formulas. The Company issued approximately 26.8 million shares of common stock for exercise of 31.6 million warrants at an exercise price between $0.18 and $0.52.

During the six months ended June 30, 2022, certain options holders elected to exercise some of their options pursuant to cashless exercise formulas. The Company issued approximately 2.1 million shares of common stock for exercise of 3.3 million warrants at an exercise price between $0.25 and $0.34.

Stock Purchase Warrants

The following is a summary of warrant activity for the six months ended June 30, 2022 (dollars in thousands, except per share data):

	Number of	Weighted Average	Remaining
	Warrants	Exercise Price	Contractual Term
Outstanding as of January 1, 2022	225,469	$0.30	0.96
Warrants exercised for cash	(39,004)	0.25
Cashless warrrants exercise	(31,645)	0.22
Warrants expired and cancellation	(1,710)	1.64
Outstanding as of June 30, 2022	153,110	$0.31	1.40

The options and warrants held by Ms. Powers and Mr. Goldman are subject to an ongoing suspension on a rolling basis pursuant to the Blocker Letter. In addition, other executive officers and directors extended their suspensions to various dates until at least August 31, 2022.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

At June 30, 2022, of the 153 million total outstanding warrants listed above, approximately 142 million warrants were under block or suspension agreements.

At August 1, 2022, a total of approximately 141 million warrants were under block or suspension until between August 15, 2022 and December 15, 2022.

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

At June 30, 2022, the Company had operating lease liabilities of approximately $4.9 million for both the 20-year lease of the building for the manufacturing facility in Sawston, U.K., and the current office lease in the U.S. ROU assets of approximately $4.3 million for the Sawston lease and U.S. office lease are included in the condensed consolidated balance sheet.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The following summarizes quantitative information about the Company’s operating leases (amount in thousands):

	For the Six Months ended
	June 30, 2022
	U.K	U.S	Total
Lease cost
Operating lease cost	$309	$130	$439
Short-term lease cost	34	—	34
Variable lease cost	—	12	12
Sub-lease income	(73)	—	(73)
Total	$270	$142	$412

Other information
Operating cash flows from operating leases	$(325)	$(144)	$(469)
Weighted-average remaining lease term – operating leases	8.7	1.5
Weighted-average discount rate – operating leases	12%	12%

	For the Six Months ended
	June 30, 2021
	U.K	U.S	Total
Lease cost
Operating lease cost	$330	$147	$477
Short-term lease cost	25	—	25
Variable lease cost	48	5	53
Total	$403	$152	$555

Other information
Operating cash flows from operating leases	$(347)	$(84)	$(431)
Weighted-average remaining lease term – operating leases	8.6	2.1
Weighted-average discount rate – operating leases	12%	12%

The Company recorded lease costs as a component of general and administrative expense during the three and six months ended June 30, 2022 and 2021, respectively.

Maturities of our operating leases, excluding short-term leases and sublease agreement, are as follows:

Six months ended December 31, 2022	$450
Year ended December 31, 2023	906
Year ended December 31, 2024	812
Year ended December 31, 2025	607
Year ended December 31, 2026	607
Thereafter	7,269
Total	10,651
Less present value discount	(5,748)
Operating lease liabilities included in the Condensed Consolidated Balance Sheet at June 30, 2022	$4,903

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Maturities of our operating leases under the sublease agreement, based on the current exchange rate, are as follows:

Six months ended December 31, 2022	$72
Year ended December 31, 2023	145
Year ended December 31, 2024	145
Year ended December 31, 2025	145
Year ended December 31, 2026	145
Thereafter	1,740
Total	$2,392

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

On November 8, 2019, the Company and Advent entered into an Ancillary Services Agreement with an 8-month Term for U.K. Facility Development Activities and Compassionate Use Program Activities. The Ancillary Services Agreement establishes a structure under which Advent develops Statements of Work (“SOWs”) for the U.K. Facility Development Activities and Compassionate Use Program Activities and delivers those SOWs to the Company for review and approval. After an SOW is approved by the Company, Advent will proceed with or continue the applicable services and will invoice the Company pursuant to the SOW. Since both the U.K. Facility Development and the Compassionate Use Program involve pioneering and uncertainties in most aspects, the invoicing under the Ancillary Services Agreement is on the basis of costs incurred plus fifteen percent. The Agreement may also cover agreement by the parties and SOWs for operational milestones and related payments. The Ancillary Services Agreement had an original term of eight months, which ended in July 2020. The Company extended the term by 12 months to July 2021 and another 12 months to July 2022, with no other changes, and recently extended it for another 12 months to July 2023.

During April 2022, the Company entered into a Statement of Work #6 (the “SOW 6”) with Advent to be incorporated into the Ancillary Services Agreement. SOW 6 provides for five workstreams that are prerequisites for an application for regulatory approval of DCVax-L, for drafting of key portions of the application and for three required licenses for the Sawston facility. The SOW provides for baseline costs and for milestone incentives for successful completion of each of the workstreams, for the completion of the application and regulatory acceptance of the submission, and for regulatory approval of each of the licenses. The milestone incentives will be a combination of cash and stock, and will not be paid until they are achieved and earned, as described in Note 8. Related Parties Transactions above.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

German Tax Matter

The German tax authorities have audited our wholly owned subsidiary, NW Bio GmbH, for 2013-2015. The NW Bio GmbH submitted substantial documentation to refute certain aspects of the assessments and the German tax authorities agreed in principle with the Company’s proposed revised approach and settlement offer. A final settlement bill was received from the German Tax Authority confirming that only a portion of the original bill was owed, €277,000 (approximately $329,000), for corporate taxes, interest, and reduced penalty for the period under audit, which the Company paid on September 2, 2021. The Company also received and paid the final settlement bill from the local authority for trade taxes for the audit period in the amount of €231,000 (approximately $272,000). On November 4, 2021, the Company received a letter from the local tax authorities asking for additional late fees of €513,000 (now approximately $535,000) on reimbursable withholding taxes that had been waived during the settlement process. On December 8, 2021, the Company appealed the assessment of additional late fees. Additionally, the Company requested that NW Bio GmbH be deregistered from the trade register, as it no longer had current operations. The deregistration was granted effective December 31, 2021. Between January 2022 and July 2022, the Company received tax bills for the corporate and trade taxes for the 2016-2020 tax years that totaled approximately €222,000 (approximately $232,000). On July 27, 2022, we were informed that the German Tax Authorities were prepared to waive €135,000 (approximately $141,000) of the penalties. The Company is currently assessing its options and response. The Company currently has €370,000 (approximately $386,000) accrued as of June 30, 2022. Based on the Company’s current operating state in Germany and the negotiations, the Company concludes based on its evaluation under ASC 740, that the resolution of these tax matters will not likely result in a net material charge to the Company.

11. Subsequent Events

Certificate of Elimination of Series A Preferred Stock and Series B Preferred Stock

On July 20, 2022, the Company filed a Certificate of Elimination with the Secretary of State of the State of Delaware with respect to the Company’s Series A Preferred Stock and Series B Preferred Stock pursuant to which both series were eliminated and returned to the status of authorized and unissued preferred shares of the Company, as there are no Series A or Series B Preferred shares outstanding.

Certificate of Designation of Series C Preferred Stock

Also on July 20, 2022, the Company filed the Certificate of Designations for Series C Preferred Stock (the “Series C Certificate of Designations”) with the Secretary of State of the State of Delaware, setting forth the terms of the Series C Preferred Stock. The Series C Certificate of Designations, effective as of July 20, 2022, that was created out of the authorized and unissued shares of preferred stock of the Company the Series C Preferred Stock, provides for 10,000,000 shares, par value $0.001 per share, and establishes the rights, preferences and privileges of the Series C.

Financing

During July 2022, the Company entered into various Subscription Agreements (the “Series C Subscription Agreements”) with certain investors (the “Series C Investors”). Pursuant to the Series C Subscription Agreements, the Company is issuing to the Series C Investors an aggregate of 299,858 shares of the Company’s Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Shares”), at a purchase price between $15.75 and $16.00 per share for gross proceeds of approximately $4.7 million. Pursuant to some of the Series C Subscription Agreements, the Company also made approximately $2.0 million partial debt repayment. The Company received approximately $2.7 million net proceeds from the July financing.

Each Series C Shares will be convertible at the option of the holder, only after the convertibility date as defined in the Series C Subscription Agreements, into a total of 25 shares of common stock, par value $0.001 per share.

Debt Redemption

In July 2022, the Company issued approximately 2.8 million shares of common stock to certain lenders in lieu of cash payments on $1.7 million outstanding debt.

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

Our lead product, DCVax®-L, is designed to treat solid tumor cancers in which the tumor can be surgically removed. We have completed a 331-patient international Phase III trial of DCVax-L for Glioblastoma multiforme brain cancer (GBM ). On May 10, 2022, top line data from the Phase III trial were presented in a scientific conference at the New York Academy of Sciences by one of the investigators in the trial. The presentation was made available publicly on a third party site.

The Company is now working on preparations for seeking regulatory approval of DCVax-L.

Post-COVID difficulties continue to impact supply chains and program operations for the Company as well as for other companies in this industry and others. The independent service firms have limited capacity, and still have some restrictions on operations. Key experts at certain specialized service providers have been unavailable for periods of time. Other experts have gone on extended leave. Clinical trial site personnel have been unavailable due to being reassigned for COVID, and the limited site personnel have had to work under restrictions. Committee processes and regulatory processes have been similarly focused on COVID matters and delayed on other matters. Firms such as the ones storing the Phase III trial tissue samples that are needed for certain analyses, and the firms conducting the analyses, continue to have only limited operations. Even logistical matters such as the shipping of materials have been, and continue to be, subjected to substantial difficulties and delays.

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

Results of Operations

Operating costs:

Operating costs and expenses consist primarily of research and development expenses, including clinical trial expenses, which increase when we are actively participating in clinical trials or we are undertaking substantial one-time expenses following trials, such as for statistical work under the Statistical Analysis Plan, and other activities related to completion and assessment of the trial and its results. The operating costs also include administrative expenses associated with trials, in addition to R&D expenses, and increase as such operating activities grow.

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

Our operating costs also include the costs of preparations for the launch of new or expanded clinical trial programs. The preparation costs include payments to regulatory consultants, lawyers, statisticians, sites and others, evaluation of potential investigators, the clinical trial sites and the CROs managing the trials and other service providers, and expenses related to institutional approvals, clinical trial agreements (business contracts with sites), training of medical and other site personnel, trial supplies and other. Additional substantial costs relate to the maintenance and substantial expansion of manufacturing capacity, in both the U.S. and Europe.

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

Three Months Ended June 30, 2022 and 2021

We recognized a net loss of $29.7 million and a net income of $4.4 million for the three months ended June 30, 2022 and 2021, respectively.

Research and Development Expense

For the three months ended June 30, 2022 and 2021, research and development expense was $13.6 million and $5.5 million, respectively. The increase was mainly related to SOW 6 that was entered into in April, 2022 for five workstreams that are prerequisites for an application for regulatory approval of DCVax-L, for drafting of key portions of the application and for three required licenses for the

Sawston facility. During the three months ended June 30, 2022, the Company expensed $3.8 million for cash milestones (but only paid $0.5 million) and $5.3 million for stock-based milestones that the Company believes are probable to be achieved and hence to become payable during the contract period. The $5.3 million stock-based compensation expense, for the milestones, were offset by a decrease of $1.9 million of stock-based compensation in research and development which was related to cancellation of certain unvested performance-based awards and less amortization related to previously granted awards.

General and Administrative Expense

General and administrative expenses were $7.9 million and $7.4 million for three months ended June 30, 2022 and 2021, respectively. The increase was mainly related to an increase of approximately $1.7 million in business travel costs, conferences expenses and D&O insurance premiums, and offset by a decrease of $1.2 million stock-based compensation, which were related to the cancellation of certain unvested performance-based awards and less amortization related to previously granted awards.

Change in fair value of derivatives

During the three months ended June 30, 2022 and 2021, we recognized a non-cash loss of $4.3 million and a non-cash gain of $17.5 million, respectively. The 2022 loss was primarily due to the extension of the exercise periods of certain warrants and offset by a decrease of stock price as of June 30, 2022 compared to March 31, 2022. The 2021 gain was primarily due to the decrease of stock price as of June 30, 2021 compared to March 31, 2021.

Loss from Extinguishment of Debt

During the three months ended June 30, 2022 and 2021, we recognized $0.1 million and $0.1 million debt extinguishment loss from the redemption of certain loans, respectively. Changes are consistent compared to the same period of last year.

Interest Expense

During the three months ended and June 30, 2022 and 2021, we recognized interest expense of $1.4 million and $0.8 million, respectively. The increase was primarily due to an increase of outstanding debt as of March 31, 2022 compared to the outstanding balance as of March 31, 2021.

Foreign currency transaction loss

During the three months ended and June 30, 2022 and 2021, we recognized foreign currency transaction loss of $2.8 million and foreign currency transaction gain of $0.3 million, respectively. The loss was due to the strengthening of the U.S. dollar relative to the British pound sterling and Euro. The gain was due to the weakening of the U.S. dollar relative to the British pound sterling.

Six Months Ended June 30, 2022 and 2021

We recognized a net loss of $43.9 million and a net income of $0.3 million for the six months ended June 30, 2022 and 2021, respectively.

Research and Development Expense

For the six months ended June 30, 2022 and 2021, research and development expense was including the expense for milestones under SOW 6 with Advent that are expected to be achieved and become payable in the future) was $18.5 million and $12.4 million, respectively. We incurred an increase in related party research and development expenses of $11.2 million by Advent, of which $9.2 million comprised amounts expensed for SOW 6 milestones that are anticipated to be achieved and become payable in the future (of which the Company only paid $0.5 million during the six months ended June 30, 2022), offset by a decrease of $5.1 million stock-based compensation, which was related to the cancellation of certain unvested performance-based awards and less amortization related to previously granted awards.

We recognized and expensed approximately $14.7 million (including $9.2 million for milestones expected to be achieved and become payable in the future) and $3.5 million in expenses from related parties during the six months ended June 30, 2022 and 2021, respectively.

General and Administrative Expense

General and administrative expenses were $15.8 million and $20.3 million for six months ended June 30, 2022 and 2021, respectively. The decrease was mainly related to a decrease of $7.2 million stock-based compensation, which were related to the cancellation of certain unvested performance-based awards and less amortization related to previously granted awards, and offset by an increase of approximately $2.2 million in business travel costs, conferences expenses and D&O insurance premiums.

Change in fair value of derivatives

During the six months ended June 30, 2022 and 2021, we recognized a non-cash loss of $3.7 million and a non-cash gain of $35.1 million, respectively. The 2022 loss was primarily due to the extension of certain warrants and offset by a decrease of stock price as of June 30, 2022 compared to December 31, 2021. The 2021 gain was primarily due to the decrease of stock price as of June 30, 2021 compared to December 31, 2020.

Gain (Loss) from Extinguishment of Debt

During the six months ended June 30, 2022 and 2021, we recognized debt extinguishment gain of $0.3 million and debt extinguishment loss of $0.1 million, respectively. The gain in 2022 was related to $0.4 million gain from the forgiveness of two PPP loans and offset by a loss of $0.1 million from redemption of certain loans.

Interest Expense

During the six months ended and June 30, 2022 and 2021, we recorded interest expense of $3.3 million and $2.3 million, respectively. The increase was primarily due to an increase of outstanding debt as of December 31, 2021 compared to the outstanding balance as of December 31, 2020.

Foreign currency transaction loss

During the six months ended and June 30, 2022 and 2021, we recognized foreign currency transaction loss of $3.7 million and $0.4 million, respectively. The loss was due to the strengthening of the U.S. dollar relative to the British pound sterling and Euro, and the fluctuation was much higher this year compared to the same period of last year.

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

Cash Flow

Operating Activities

During the six months ended June 30, 2022 and 2021, net cash used in operations were approximately $27.8 million and $20.0 million, respectively. The increase in cash used in operating activities was primarily attributable to an increase in clinical trial related expenditures.

Financing Activities

We received approximately $9.5 million cash from issuance of 13.1 million shares of common stock during the six months ended June 30, 2022.

We received approximately $9.6 million and $4.1 million, in cash from the exercise of warrants and options during the six months ended June 30, 2022 and 2021, respectively.

We received approximately $0.6 million from issuance of multiple loans to individual lenders during the six months ended June 30, 2022. We received approximately $10.0 million cash proceeds from a loan from a commercial lender, $1.9 million cash from loans from various third-party lenders and $0.4 million from PPP loans during six months ended June 30, 2021.

We made aggregate debt payments of $5.3 million and $0.8 million during the six months ended June 30, 2022 and 2021, respectively.

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

Based on our analysis, as of June 30, 2022, the effect of a 100+/- basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss are considered immaterial.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2022, of the design and operation of our disclosure controls and procedures, as such terms are defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, management concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

32.1	Certification of President, Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Schema Document.

101.CAL	Inline XBRL Calculation Linkbase Document.

101.DEF	Inline XBRL Definition Linkbase Document.

101.LAB	Inline XBRL Label Linkbase Document.

101.PRE	Inline XBRL Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included as Exhibit 101).

*    Filed herewith

**  Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC

Dated: August 9, 2022	By:	/s/ Linda F. Powers
		Name:	Linda F. Powers

		Title:	President and Chief Executive Officer

Principal Executive Officer

Principal Financial and Accounting Officer