Form 10-Q
period 2022-09-30
NORTHWEST BIOTHERAPEUTICS INC
filed 2022-11-09
CIK 1072379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 8, 2022, the total number of shares of common stock, par value $0.001 per share, outstanding was 1,052,853,970.

NORTHWEST BIOTHERAPEUTICS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,425	$15,169
Prepaid expenses and other current assets	2,339	2,121
Total current assets	11,764	17,290

Non-current assets:
Property, plant and equipment, net	13,126	15,027
Right-of-use asset, net	3,951	4,889
Indefinite-lived intangible asset	1,292	1,292
Goodwill	626	626
Other assets	339	1,036
Total non-current assets	19,334	22,870

TOTAL ASSETS	$31,098	$40,160

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$8,237	$6,976
Accounts payable and accrued expenses to related parties and affiliates	5,728	3,971
Convertible notes, net	135	135
Notes payable, net	20,032	7,104
Contingent payable derivative liability	8,012	8,232
Warrant liability	73,650	106,784
Lease liabilities	334	317
Shares payable	—	250
Total current liabilities	116,128	133,769

Non-current liabilities:
Notes payable, net of current portion, net	5,942	25,156
Lease liabilities, net of current portion	4,132	5,226
Total non-current liabilities	10,074	30,382

Total liabilities	126,202	164,151

COMMITMENTS AND CONTINGENCIES (Note 11)

MEZZANINE EQUITY
Series C Convertible Preferred Stock, 10,000,000 shares designated; 885,155 and 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively; aggregate liquidation preference of $13.2 million	13,746	—

Stockholders’ deficit:
Preferred stock ($0.001 par value); 100,000,000 shares authorized as of September 30, 2022 and December 31, 2021, respectively	—	—
Common stock ($0.001 par value); 1,200,000,000 shares authorized; 1,051.3 million and 948.4 million shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	1,051	948
Additional paid-in capital	1,152,689	1,066,873
Stock subscription receivable	(79)	(79)
Accumulated deficit	(1,268,824)	(1,192,090)
Accumulated other comprehensive income	6,313	357
Total stockholders’ deficit	(108,850)	(123,991)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$31,098	$40,160

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Research and other	$206	$350	$1,086	$1,005
Total revenues	206	350	1,086	1,005
Operating costs and expenses:
Research and development	7,694	3,748	26,159	16,122
General and administrative	8,130	6,651	23,930	26,909
Total operating costs and expenses	15,824	10,399	50,089	43,031
Loss from operations	(15,618)	(10,049)	(49,003)	(42,026)
Other (expense) income:
Change in fair value of derivative liabilities	(12,169)	58,473	(15,883)	93,536
Loss from extinguishment of debt	(456)	—	(156)	(144)
Interest expense	(1,512)	(1,604)	(4,847)	(3,858)
Inducement expense	—	(314)	—	(314)
Foreign currency transaction loss	(3,097)	(987)	(6,845)	(1,388)
Total other (loss) income	(17,234)	55,568	(27,731)	87,832
Net (loss) income	$(32,852)	$45,519	$(76,734)	$45,806

Other comprehensive (loss) income
Foreign currency translation adjustment	2,773	836	5,956	1,186
Total comprehensive (loss) income	$(30,079)	$46,355	$(70,778)	$46,992

Net (loss) earnings per share applicable to common stockholders
Basic	$(0.03)	$0.05	$(0.08)	$0.05
Diluted	$(0.03)	$(0.01)	$(0.08)	$(0.04)

Weighted average shares used in computing basic (loss) earnings per share	1,040,982	875,963	1,001,703	854,276
Weighted average shares used in computing diluted (loss) earnings per share	1,040,982	1,135,762	1,001,703	1,099,598

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

(Unaudited)

	For the Three Months Ended September 30, 2022
								Accumulated
	Series C Covertible				Additional			Other	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Par value	Capital	Receivable	Deficit	Income	Deficit
Balances at July 1, 2022	—	$—	1,034,475	$1,034	$1,139,811	$(79)	$(1,235,972)	$3,540	$(91,666)
Issuance of Series C convertible preferred stock for cash	704	10,904	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock in lieu of debt redemption	126	1,978	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock by common stock warrant exercise	55	329	—	—	—	—	—	—	—
Warrants exercised for cash	—	—	1,926	2	428	—	—	—	430
Reclassification of warrant liabilities related to warrants exercised for cash	—	535	—	—	2,402	—	—	—	2,402
Cashless warrants and stock options exercised	—	—	5,321	5	(5)	—	—	—	—
Reclassification of warrant liabilities related to cashless warrants exercise	—	—	—	—	1,421	—	—	—	1,421
Issuance of common stock for conversion of debt and accrued interest	—	—	6,892	7	5,274	—	—	—	5,281

Stock-based compensation	—	—	2,636	3	3,358	—	—	—	3,361
Fractional shares adjustment	—	—	10	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(32,852)	—	(32,852)
Cumulative translation adjustment	—	—	—	—	—	—	—	2,773	2,773
Balances at September 30, 2022	885	$13,746	1,051,260	$1,051	$1,152,689	$(79)	$(1,268,824)	$6,313	$(108,850)

	For the Three Months Ended September 30, 2021
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Par value	Capital	Receivable	Deficit	Income (Loss)	Deficit
Balance at July 1, 2021	857,230	$857	$1,021,107	$(79)	$(1,370,929)	$(798)	$(349,842)
Warrants exercised for cash	34,142	34	8,001	—	—	—	8,035
Reclassification of warrant liabilities related to warrants exercised for cash	—	—	23,018	—	—	—	23,018
Cashless warrants and stock options exercise	488	1	(1)	—	—	—	—
Reclassification of warrant liabilities related to cashless warrants exercise	—	—	4	—	—	—	4
Stock-based compensation	—	—	1,263	—	—	—	1,263
Reclassification of warrant liabilities based on authorized shares	—	—	(30,566)	—	—	—	(30,566)
Net income	—	—	—	—	45,519	—	45,519
Cumulative translation adjustment	—	—	—	—	—	836	836
Balance at September 30, 2021	891,860	$892	$1,022,826	$(79)	$(1,325,410)	$38	$(301,733)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30, 2022
								Accumulated
	Series C Covertible				Additional			Other	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Par value	Capital	Receivable	Deficit	Income	Deficit
Balances at January 1, 2022	—	$—	948,445	$948	$1,066,873	$(79)	$(1,192,090)	$357	$(123,991)
Issuance of Series C convertible preferred stock for cash	704	10,904	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock in lieu of debt redemption	126	1,978	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock by common stock warrant exercise	55	329	—	—	—	—	—	—	—
Issuance of common stock for cash	—	—	13,147	13	9,676	—	—	—	9,689
Warrants exercised for cash	—	—	40,929	41	9,945	—	—	—	9,986
Reclassification of warrant liabilities related to warrants exercised for cash	—	535	—	—	22,090	—	—	—	22,090
Cashless warrants and stock options exercise	—	—	34,224	34	(34)	—	—	—	—
Reclassification of warrant liabilities related to cashless warrants exercise	—	—	—	—	26,800	—	—	—	26,800
Issuance of common stock for conversion of debt and accrued interest	—	—	10,374	11	7,602	—	—	—	7,613
Stock-based compensation	—	—	4,141	4	9,737	—	—	—	9,741
Net loss	—	—	—	—	—	—	(76,734)	—	(76,734)
Cumulative translation adjustment	—	—	—	—	—	—	—	5,956	5,956
Balances at September 30, 2022	885	$13,746	1,051,260	$1,051	$1,152,689	$(79)	$(1,268,824)	$6,313	$(108,850)

	For the Nine Months Ended September 30, 2021
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Par value	Capital	Receivable	Deficit	Income (Loss)	Deficit
Balance at January 1, 2021	829,631	$830	$1,008,665	$(79)	$(1,371,216)	$(1,148)	$(362,948)
Issuance of common stock for cash	69	—	16	—	—	—	16
Issuance of common stock and warrants for conversion of debt and accrued interest	5,145	5	7,495	—	—	—	7,500
Warrants and stock options exercised for cash	50,340	50	12,058	—	—	—	12,108
Reclassification of warrant liabilities related to warrants exercised for cash	—	—	34,412	—	—	—	34,412
Cashless warrants and stock options exercise	6,627	7	(7)	—	—	—	—
Reclassification of warrant liabilities related to cashless warrants exercise	—	—	1,596	—	—	—	1,596
Stock-based compensation	48	—	14,705	—	—	—	14,705
Reclassification of warrant liabilities based on authorized shares	—	—	(56,114)	—	—	—	(56,114)
Net income	—	—	—	—	45,806	—	45,806
Cumulative translation adjustment	—	—	—	—	—	1,186	1,186
Balance at September 30, 2021	891,860	$892	$1,022,826	$(79)	$(1,325,410)	$38	$(301,733)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the nine months ended
	September 30,
	2022	2021
Cash Flows from Operating Activities:
Net (loss) income	$(76,734)	$45,806
Reconciliation of net (loss) income to net cash used in operating activities:
Depreciation and amortization	934	240
Amortization of debt discount	2,111	1,721
Change in fair value of derivatives	15,883	(93,536)
Loss from extinguishment of debt	156	144
Inducement expense	—	314
Amortization of operating lease right-of-use asset	184	206
Stock-based compensation	9,741	14,632
Subtotal of non-cash charges	29,009	(76,279)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(310)	3,113
Other non-current assets	633	(198)
Accounts payable and accrued expenses	1,251	2,351
Related party accounts payable and accrued expenses	2,127	(1,845)
Lease liabilities	98	(1)
Net cash used in operating activities	(43,926)	(27,053)
Cash Flows from Investing Activities:
Purchase of equipment and construction in progress	(742)	(4,462)
Net cash used in investing activities	(742)	(4,462)
Cash Flows from Financing Activities:
Proceeds from issuance of Series C convertible preferred stock	10,904	—
Proceeds from issuance of Series C convertible preferred stock by common stock warrant exercise, net of debt redemption	52	—
Proceeds from issuance of common stock, net	9,465	16
Proceeds from exercise of warrants and stock options	9,986	12,108
Proceeds from issuance of notes payable, net	5,600	13,574
Investor advances	—	767
Repayment of notes payable	(5,390)	(2,003)
Net cash provided by financing activities	30,617	24,462
Effect of exchange rate changes on cash and cash equivalents	8,307	906
Net decrease in cash and cash equivalents	(5,744)	(6,147)

Cash and cash equivalents, beginning of the period	15,169	9,983
Cash and cash equivalents, end of the period	$9,425	$3,836

Supplemental disclosure of cash flow information
Interest payments on notes payable	$(912)	$(506)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the nine months ended
	September 30,
	2022	2021
Supplemental schedule of non-cash investing and financing activities:
Cashless warrants and stock options exercise	$34	$7
Reclassification of warrant liabilities related to warrants exercised for cash	$22,625	$34,412
Reclassification of warrant liabilities related to cashless warrants exercise	$26,800	$1,596
Reclassification of warrant liabilities based on authorized shares	$—	$56,114
Issuance of common stock and warrants for conversion of debt and accrued interest	$7,054	$7,487
Issuance of Series C convertible preferred stock in lieu of debt redemption	$1,978	$—
Exercise common stock warrants by debt redemption	$277	$—
Reclassification between shares payable and equity	$250	$—
Capital expenditures included in accounts payable	$4	$327
Capital expenditures included in accounts payable and accrued expenses to related parties and affiliates	$—	$559
Issuance of common shares to settle accrued service liability	$—	$73

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

2. Financial Condition, Going Concern and Management Plans

The Company has incurred annual net operating losses since its inception. The Company had a net loss of $76.7 million for the nine months ended September 30, 2022. The Company used approximately $43.9 million of cash in its operating activities during the nine months ended September 30, 2022.

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

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of September 30, 2022, condensed consolidated statements of operations and comprehensive loss, condensed consolidated statement of stockholders’ deficit for the three and nine months ended September 30, 2022 and 2021, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the year ending December 31, 2022 or for any future interim period. The condensed consolidated balance sheet at December 31, 2021 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2021 and notes thereto included in the Company’s annual report on Form 10-K (the “2021 Annual Report”), which was filed with the SEC on March 1, 2022.

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

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Recently Adopted Accounting Standards

Modifications or Exchanges of Freestanding Equity-Classified Written Call Options

In May 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU will be effective for all entities for fiscal years beginning after December 15, 2021. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. On January 1, 2022, the Company adopted this standard without any material impact on the Company’s condensed consolidated financial statements or disclosures.

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

The Company is still evaluating the impact of this pronouncement on the condensed consolidated financial statements.

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

Level 2 - Quoted prices in markets that are not active or inputs which are either directly or indirectly observable

Level 3 - Unobservable inputs for the instrument requiring the development of assumptions by the Company

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of September 30, 2022 and December 31, 2021 (in thousands):

	Fair value measured at September 30, 2022
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	September 30, 2022	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$73,650	$—	$—	$73,650
Embedded redemption option	922	—	—	922
Contingent payable derivative liability	8,012	—	—	8,012
Total fair value	$82,584	$—	$—	$82,584

	Fair value measured at December 31, 2021
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	December 31, 2021	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$106,784	$—	$—	$106,784
Embedded redemption option	988	—	—	988
Contingent payable derivative liability	8,232	—	—	8,232
Total fair value	$116,004	$—	$—	$116,004

There were no transfers between Level 1, 2 or 3 during the nine-month period ended September 30, 2022.

The following table presents changes in Level 3 liabilities measured at fair value for the nine-month period ended September 30, 2022. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

	Warrant	Embedded	Contingent Payable
	Liability	Redemption Option	Derivative Liability	Total
Balance - January 1, 2022	$106,784	$988	$8,232	$116,004
Additional warrant liability	184	7	—	191
Debt redemption	—	(69)	—	(69)
Reclassification of warrant liabilities	(49,425)	—	—	(49,425)
Change in fair value	16,107	(4)	(220)	15,883
Balance - September 30, 2022	$73,650	$922	$8,012	$82,584

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities and embedded conversion feature that are categorized within Level 3 of the fair value hierarchy as of September 30, 2022 and December 31, 2021 is as follows:

	As of September 30, 2022
	Warrant	Contingent Payable
	Liability	Derivative Liability
Strike price	$0.30	$0.71 *
Contractual term (years)	1.5	0.6
Volatility (annual)	69%	82%
Risk-free rate	3.8%	3.9%
Dividend yield (per share)	0%	0%

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

	As of December 31, 2021
	Warrant	Contingent Payable
	Liability	Derivative Liability
Strike price	$0.30	$0.70 *
Contractual term (years)	1.0	1.6
Volatility (annual)	90%	72%
Risk-free rate	0.1%	0.6%
Dividend yield (per share)	0%	0%
*	Contingent based on current stock price as of September 30, 2022 and December 31, 2021.

5. Stock-based Compensation

The following table summarizes total amounts of stock-based compensation that were expensed during the three and nine months ended September 30, 2022 and 2021 (in thousands). The related party amounts were for milestone incentives that either were earned or are deemed probable to be achieved in the future and become issuable at that time (as detailed below in Restricted Stock Awards). During the three and nine months ended September 30, 2022, for three milestones that were completed, the Company recognized and expensed the remaining $0.2 million, for a total of $0.7 million, for 1.0 million shares and $2.1 million for the 2.5 million shares, respectively. For seven further milestones that are anticipated to be achieved and earned in the future, the Company recognized and expensed (but did not issue) the pro-rata portion on the remaining potential milestone stock awards during the three and nine months ended September 30, 2022, of $1.2 million and $4.6 million, respectively.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Research and development	$921	$982	$2,072	$7,224
Research and development - related party	1,400	—	6,740	—
General and administrative	1,040	281	929	7,408
Total stock-based compensation expense	$3,361	$1,263	$9,741	$14,632

During the nine months ended September 30, 2022, the Company reversed approximately $0.9 million and $0.3 million of stock-based compensation expense in research and development and general and administrative, respectively, which were related to the cancellation of certain unvested performance-based awards.

The Black-Scholes option pricing model is used to estimate the fair value of stock options granted. The weighted average assumptions used in calculating the fair values of stock options that were granted during the nine months ended September 30, 2022 was as follows:

For the nine months
ended
September 30, 2022
Exercise price	$0.65
Expected term (years)	3.9
Expected stock price volatility	99%
Risk-free rate	3.3%
Dividend yield (per share)	0%

The total unrecognized compensation cost was approximately $5.4 million as of September 30, 2022 and will be recognized over the next 1.25 years.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Stock Options

The following table summarizes stock option activity for the Company’s option plans during the nine months ended September 30, 2022 (amount in thousands, except per share number):

			Weighted Average
		Weighted	Remaining
	Number of	Average	Contractual Life	Total Intrinsic
	Shares	Exercise Price	(in years)	Value
Outstanding as of January 1, 2022	304,847	$0.33	8.0	$114,803
Granted(1)	8,005	0.65	7.0
Cashless exercised	(8,187)	0.27
Forfeited/expired	(69)	10.65
Outstanding as of September 30, 2022	304,596	$0.34	7.3	$114,617
Options vested (2)	281,963	$0.33	7.3	$108,301
(1)	Awards granted to Flaskworks employees and consultants.
(2)	Approximately 236.6 million options are not exercisable until at least November 30, 2022.

The existing options and warrants held by Ms. Linda Powers, the Company’s Chief Executive Officer, and Mr. Leslie Goldman, the Company’s Senior Vice President, General Counsel are subject to an agreement under which they cannot be exercised except upon at least 61 days’ prior notice.

Restricted Stock Awards

During April 2022, the Company’s Board approved, and the Company entered into a Statement of Work #6 (the “SOW 6”) with Advent BioServices, a related party of the Company, for five workstreams that are prerequisites for an application for regulatory approval of DCVax-L, for drafting of key portions of the application and for three required licenses for the Sawston facility. The SOW provides for baseline costs and for milestone incentives for successful completion of each of the workstreams, for the completion and submission of the application for product approval, and for regulatory approval of each of the three Sawston licenses. The milestone incentives will be a combination of cash and stock and will not be paid until they are achieved. On September 26, 2022, the Company amended the SOW6 (the “Amended SOW6”) to (1) extend the service period through September 30, 2023, and (2) clarify the assessment and application of the milestones, and (3) add a sixth workstream ( The potential cost for all unearned stock awards for milestones not yet achieved was re-measured on the modification date and will be further re-measured until the date the milestone award is achieved and the stock awards are earned. If all of the 10 milestones are achieved (i.e., for all 6 workstreams that are prerequisites for an application for product approval, for the completion and submission of the application for product approval, and for all 3 licenses required for the Sawston facility), the aggregate stock-based compensation under the Amended SOW6 will be 13.5 million shares (including the shares already earned and issued for the milestones already achieved). As of September 30, 2022, the 13.5 million shares had an aggregate fair value of $9.9 million.

During the three and nine months ended September 30, 2022, the Company recognized and expensed $0.2 million and $2.0 million, respectively, related to the cash component of milestones completed and earned during the period. The three completed milestones included one of the workstreams, and the regulatory approvals of two licenses required for the Sawston facility.

For the cash components of seven further milestones under Amended SOW6 that are anticipated to be achieved and earned in the future, the Company recognized and expensed (but did not pay) during the three and nine months ended September 30, 2022, the pro-rata share of $1.3 million and $3.3 million, respectively.

For the stock component of the three milestones that were completed and earned during the three and nine months ended September 30, 2022 (as also described above, in Stock Based Compensation), the Company recognized and expensed the remaining $0.2 million, for a total of $0.7 million, for 1.0 shares million and $2.1 million for the 2.5 million shares, respectively.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

For seven further milestones that are anticipated to be achieved and earned in the future, the Company recognized and expensed (but did not issue) the pro-rata portion on the remaining potential milestone stock awards during the three and nine months ended September 30, 2022, of $1.2 million and $4.6 million, respectively (as also described above, in Stock Based Compensation).

Other Service Agreement

On August 22, 2022, the Company issued 1.5 million shares of common stock to certain unrelated vendors who provided professional services for the Company. The fair value of the common shares on the issuance date was approximate $1 million and was recognized as part of general and administrative expenses.

6. Notes Payable

The following two tables summarize outstanding debt as of September 30, 2022 and December 31, 2021, respectively (amount in thousands):

		Stated				Embedded
		Interest	Conversion		Remaining	Redemption	Carrying
	Maturity Date	Rate	Price	Face Value	Debt Discount	Option	Value
Short term convertible notes payable
6% unsecured	Due	6%	$3.09	$135	$—	$—	$135
				135	—	—	135
Short term notes payable
8% unsecured	Various	8%	N/A	18,470	(1,890)	922	17,502
9% unsecured	Various	9%	N/A	1,827	—	—	1,827
12% unsecured	On Demand	12%	N/A	703	—	—	703
				21,000	(1,890)	922	20,032
Long term notes payable
8% unsecured	7/26/2024	8%	N/A	5,505	(501)	—	5,004
6% secured	3/25/2025	6%	N/A	938	—	—	938
				6,443	(501)	—	5,942

Ending balance as of September 30, 2022				$27,578	$(2,391)	$922	$26,109

		Stated				Embedded
		Interest	Conversion		Remaining	Redemption	Carrying
	Maturity Date	Rate	Price	Face Value	Debt Discount	Option	Value
Short term convertible notes payable
6% unsecured	Due	6%	$3.09	$135	$—	$—	$135
				135	—	—	135
Short term notes payable
8% unsecured	Various	8%	N/A	2,320	(118)	—	2,202
9% unsecured	Various	9%	N/A	4,232	(80)	47	4,199
12% unsecured	On Demand	12%	N/A	703	—	—	703
				7,255	(198)	47	7,104
Long term notes payable
1% unsecured	Various	1%	N/A	433	—	—	433
8% unsecured	9/22/2023	8%	N/A	25,938	(3,638)	941	23,241
6% secured	3/25/2025	6%	N/A	1,482	—	—	1,482
				27,853	(3,638)	941	25,156

Ending balance as of December 31, 2021				$35,243	$(3,836)	$988	$32,395

On September 26, 2022, the Company entered into a Commercial Loan Agreement (the “Commercial Loan”) with a commercial lender for an aggregate principal amount of $5.5 million. The Commercial Loan bears interest at 8% per annum with a 22-month term. There are no principal repayments during the first 8 months of the term. The Commercial Loan is amortized in 14 installments starting on May 26, 2023. The Commercial Loan carries an original issue discount of $0.5 million.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

During the nine months ended September 30, 2022, the Company entered into multiple four-month note agreements (the “Notes”) with various individual lenders (the “Holders”) with an aggregate principal amount of $0.6 million for net proceeds of $0.6 million. The Notes have a 9% interest rate, a 5% original issue discount (“OID”), and contain a conditional right to independently purchase shares from the Company in a future raise of Capital (the “Piggy-back Right”), under which the Company agrees that if it (i) publicly releases top line data from the Phase III trial of its DCVax®-L vaccine (such eventuality, the “Release”) and (ii) consummates the first private placement offering of its common stock following such Release (the “Next Offering”), then Holder shall have the conditional right, at its sole option, typically exercisable within seven (7) days following the Next Offering, to independently purchase from the Company up to a number of shares equal in value to (a) 50% of the principal amount of the loan, (b) 50% of the value of the exercised warrant shares, and (c) exchange some or all of the outstanding loan amount for a variable number of shares (the “Contingent Rights”). The Contingent Right (a) and (b) above shall be priced at a 12% discount from the Next Offering, resulting in either an elimination of, or a reduced cash amount repayable under the loan agreement. The Company accounted for the Contingent Right (a) and (b) as a freestanding financial instrument, which was classified as a liability at fair value on the Condensed Consolidated Balance Sheet with changes in fair value recognized in the Condensed Consolidated Statement of Operations. The Company accounted for the Contingent Right (c) as an embedded derivative liability at fair value, which requires it to be bifurcated, with changes in fair value recognized in the Condensed Consolidated Statement of Operations.

During the nine months ended September 30, 2022, the Company issued approximately 10.4 million shares of common stock at fair value of $7.6 million to certain lenders in lieu of cash payments. The Company recognized approximately $0.2 million debt extinguishment loss.

During the nine months ended September 30, 2022, the Company made aggregate cash payments of $6.3 million on notes payable, including $0.9 million of interest payment.

During the nine months ended September 30, 2022, the Company entered into multiple note extension agreements whereby the maturity date of the notes was extended for an additional two-four months.

The Company received two loans under the Coronavirus Aid, Relief and Economic Security (“CARES”) Act’s Paycheck Protection Program (“PPP”) in 2021 for the amount of $0.4 million. On February 22, 2022, the PPP loans were approved for forgiveness. The Company recorded approximately $0.4 million debt extinguishment gain from the forgiveness of these PPP loans.

For the three months ended September 30, 2022 and 2021, interest expense related to notes payable totaled approximately $1.1 million and $0.7 million including amortization of debt discounts totaling $0.6 million and $0.2 million, respectively. The Company also accrued approximately $0.4 million interest expense related to German tax during the three months ended September 30, 2022 (see note 11).

For the nine months ended September 30, 2022 and 2021, interest expense related to notes payable totaled approximately $4.5 million and $2.1 million including amortization of debt discounts totaling $2.1 million and $1.4 million, respectively. The Company also accrued approximately $0.4 million interest expense related to German taxes during the nine months ended September 30, 2022 (see note 11).

Debt Redemption

In July 2022, the Company issued approximately 2.8 million shares of common stock to certain lenders in lieu of cash payments on $1.7 million of outstanding debt.

During the three months ended September 30, 2022, the Company extinguished approximately $2.0 million debt, including $0.1 million of accrued interest in lieu of partial consideration received for issuance of Series C convertible preferred stock.

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

For the three and nine months ended September 30, 2021, net income was adjusted for gain from change in fair value of warrant liabilities.

The following table sets forth the computation of earnings (loss) per share (amounts in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Net earnings (loss) - basic	$(32,852)	$4,410	$(76,734)	$287
Reversal of gain due to change in fair value of warrant liability	—	(17,500)	—	(35,063)
Net loss - diluted	(32,852)	(13,090)	(76,734)	(34,776)

Weighted average shares outstanding - basic	1,040,982	875,963	1,001,703	854,276
Diluted shares- Options	—	40,189	—	41,773
Diluted shares- Warrants	—	219,535	—	203,474
Convertible notes and interest	—	75	—	75
Weighted average shares outstanding - diluted	1,040,982	1,135,762	1,001,703	1,099,598

The following securities were not included in the diluted net earnings (loss) per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the nine months ended
	September 30,
	2022	2021
Series C convertible preferred stock	22,129	—
Common stock options	304,596	257,005
Common stock warrants	145,417	56,712
Convertible notes and accrued interest	76	—
Potentially dilutive securities	472,218	313,717

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

During April 2022, the Company’s Board approved and the Company entered into a SOW 6 with Advent BioServices for five workstreams that are prerequisites for an application for regulatory approval of DCVax-L, for drafting of key portions of the application and for three required licenses for the Sawston facility. On September 26, 2022, the Company amended the SOW 6 (the “Amended SOW 6”) to (1) extend the service period through September 30, 2023, (2) add a sixth workstream and (3) clarify the assessment and

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

application of milestones. The SOW provides for baseline costs and for milestone incentives for successful completion of each of the workstreams, for the completion and submission of the application for product approval, and for regulatory approval of each of the 3 licenses required for the Sawston facility. The milestone incentives will be a combination of cash and stock and will not be paid until they are achieved and earned. During the nine months ended September 30, 2022, the Company paid an aggregate of $1.5 million in cash and 2.5 million shares combined for completion of 3 milestones, and the Company also expensed an aggregate of $3.8 million related to future cash milestone payments and $4.6 million related to fair value of future shares milestone payments that the Company anticipates will be achieved and earned over the course of the contract period.

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

During the three and nine months ended September 30, 2022, the Company recognized sub-lease income of $37,000 and $110,000, respectively.

Related Party Expenses and Accounts Payable

During the nine months ended September 30, 2022 and 2021, the Company capitalized $28,000 and $1.4 million costs, related to the Sawston facility buildout, invoiced by Advent.

The following table summarizes outstanding unpaid accounts payable and accrued expenses held by related parties as of September 30, 2022 and December 31, 2021 (amount in thousands). These unpaid amounts include part of the expenses reported in the above section. The 2021 balance also included certain expenses incurred in prior periods.

	September 30,	December 31,
	2022	2021
Advent BioServices – amount invoiced	$892	$3,046
Advent BioServices – amount accrued for future milestones	3,806	—
Accounts payable and accrued expenses to Advent BioServices	$4,698	$3,046

As of September 30, 2022, there was approximately $0.9 million of unpaid Board compensation that was also included in the accounts payable to related party on the condensed consolidated balance sheets.

9. Preferred Stock

Series C Convertible Preferred Stock

On July 20, 2022, the Company filed a Certificate of Elimination with the Secretary of State of the State of Delaware with respect to the Company’s Series A Preferred Stock and Series B Preferred Stock pursuant to which both series were eliminated and returned to the status of authorized and unissued preferred shares of the Company, as there are no longer any Series A or Series B Preferred shares outstanding.

Also on July 20, 2022, the Company filed the Certificate of Designations for Series C Preferred Stock (the “Series C Certificate of Designations”) with the Secretary of State of the State of Delaware, setting forth the terms of the Series C Preferred Stock. The Series C Certificate of Designations, effective as of July 20, 2022, that was created out of the authorized and unissued shares of preferred stock

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

of the Company, provides for 10,000,000 shares, par value $0.001 per share, and establishes the rights, preferences and privileges of the Series C.

During the three months ended September 30, 2022, the Company entered into various Subscription Agreements (the “Series C Subscription Agreements”) with certain investors (the “Series C Investors”). Pursuant to the Series C Subscription Agreements, the Company issued the Series C Investors an aggregate of 830,308 shares of the Company’s Series C convertible preferred stock, par value $0.001 per share (the “Series C Shares”), at a purchase price between $15.25 and $16.00 per share for gross proceeds of approximately $12.9 million. Pursuant to some of the Series C Subscription Agreements, certain Series C investors chose to purchase the Series C Shares by debt redemption. During the three months ended September 30, 2022, the Company extinguished approximately $2.0 million debt, including $0.1 million of accrued interest in lieu of partial consideration received for issuance the Series C Shares. The Company received approximately $10.9 million net proceeds from issuance of the Series C Shares. Additionally, as a partial consideration for certain Series C investors, the Company agreed to amend the terms of the warrants that are currently held by them.

On August 12, 2022, an unrelated investor exercised existing warrants to purchase 1.4 million common shares at a weighted average exercise price of $0.24 per share and a total purchase price of approximately $329,000. The warrant holder agreed to receive Series C Preferred Shares instead of common shares, and agreed that these Series C shares could not be converted for a period of 3 months. Since Series C Preferred shares are convertible into common shares at a ratio of 1:25, the number of Series C Shares issued to the warrant holder was 1/25 of the 1.4 million common shares for which the warrants were exercisable, or 54,847 Series C Preferred Shares.

Each of the Series C Shares which were sold for prices between $15.25 and $16.00 per share will be convertible into 25 shares of common stock (equivalent to prices of $0.61 to $0.64 per share of common stock) at the option of the holder, but only after the convertibility date (between October 1, 2022 and December 28, 2022) as defined in the Series C Subscription Agreements.

The Company determined that the Series C Shares contain contingent redemption provisions allowing redemption by the holder upon certain defined events (“deemed liquidation events”). As the event that may trigger the redemption of the Series C Shares is not solely within the Company’s control, the Series C Shares are classified as mezzanine equity (temporary equity) in the Company’s consolidated balance sheets.

10. Stockholders’ Deficit

Common Stock

Common Stock Issued for Cash

During the nine months ended September 30, 2022, the Company received $9.5 million from issuance of 13.1 million shares of common stock to various investors.

Warrants Exercised for Cash

During the nine months ended September 30, 2022, the Company received $10 million from the exercise of warrants issued in the past with an exercise price between $0.18 and $0.85. The Company issued approximately 40.9 million shares of common stock and 0.3 million Series C convertible preferred stock in lieu of common stock upon these warrant exercises.

Warrants and Options Cashless Exercise

During the nine months ended September 30, 2022, certain warrant holders elected to exercise some of their warrants pursuant to cashless exercise formulas. The Company issued approximately 29 million shares of common stock for exercise of 35.6 million warrants at exercise prices between $0.18 and $0.52.

During the nine months ended September 30, 2022, certain options holders elected to exercise some of their options pursuant to cashless exercise formulas. The Company issued approximately 5.2 million shares of common stock for exercise of 8.2 million options at exercise prices between $0.23 and $0.34.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Debt Redemption

During the nine months ended September 30, 2022, the Company issued approximately 10.4 million shares of common stock to certain lenders in lieu of cash payments on $7 million outstanding debt, including $1.3 million interest.

Stock Purchase Warrants

The following is a summary of warrant activity for the nine months ended September 30, 2022 (dollars in thousands, except per share data):

	Number of	Weighted Average	Remaining
	Warrants	Exercise Price	Contractual Term
Outstanding as of January 1, 2022	225,469	$0.30	0.96
Warrants exercised for cash	(42,301)	0.24
Cashless warrrants exercise	(35,951)	0.23
Warrants expired and cancellation	(1,799)	1.58
Outstanding as of September 30, 2022	145,417	$0.30	1.52

The options and warrants held by Ms. Powers and Mr. Goldman are subject to an ongoing suspension on a rolling basis pursuant to the Blocker Letter. In addition, other executive officers and directors extended their suspensions to various dates until at least November 30, 2022.

At September 30, 2022, of the 145 million total outstanding warrants listed above, approximately 142 million warrants were under block or suspension agreements.

At November 1, 2022, a total of approximately 139 million warrants were under block or suspension until between November 15, 2022 and January 15, 2023.

11. Commitments and Contingencies

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

At September 30, 2022, the Company had operating lease liabilities of approximately $4.5 million for both the 20-year lease of the building for the manufacturing facility in Sawston, U.K., and the current office lease in the U.S. ROU assets of approximately $4.0 million for the Sawston lease and U.S. office lease are included in the condensed consolidated balance sheet.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The following summarizes quantitative information about the Company’s operating leases (amount in thousands):

	For the Nine Months ended
	September 30, 2022
	U.K	U.S	Total
Lease cost
Operating lease cost	$448	$195	$643
Short-term lease cost	56	—	56
Variable lease cost	—	9	9
Sub-lease income	(110)	—	(110)
Total	$394	$204	$598

Other information
Operating cash flows from operating leases	$(472)	$(217)	$(689)
Weighted-average remaining lease term – operating leases	8.6	1.4
Weighted-average discount rate – operating leases	12%	12%

	For the Nine Months Ended
	September 30, 2021
	U.K	U.S	Total
Lease cost
Operating lease cost	$493	$212	$705
Short-term lease cost	38	—	38
Variable lease cost	48	5	53
Total	$579	$217	$796

Other information
Operating cash flows from operating leases	$(519)	$(84)	$(603)
Weighted-average remaining lease term – operating leases	9.1	1.9
Weighted-average discount rate – operating leases	12%	12%

The Company recorded lease costs as a component of general and administrative expense during the three and nine months ended September 30, 2022 and 2021, respectively.

Maturities of our operating leases, excluding short-term leases and sublease agreement, are as follows:

Three months ended December 31, 2022	$212
Year ended December 31, 2023	856
Year ended December 31, 2024	762
Year ended December 31, 2025	557
Year ended December 31, 2026	557
Thereafter	6,663
Total	9,607
Less present value discount	(5,141)
Operating lease liabilities included in the Condensed Consolidated Balance Sheet at September 30, 2022	$4,466

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Maturities of our operating leases under the sublease agreement, based on the current exchange rate, are as follows:

Three months ended December 31, 2022	$36
Year ended December 31, 2023	145
Year ended December 31, 2024	145
Year ended December 31, 2025	145
Year ended December 31, 2026	145
Thereafter	1,740
Total	$2,356

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

On November 8, 2019, the Company and Advent entered into an Ancillary Services Agreement with an 8-month Term for U.K. Facility Development Activities and Compassionate Use Program Activities. The Ancillary Services Agreement establishes a structure under which Advent develops Statements of Work (“SOWs”) for the U.K. Facility Development Activities and Compassionate Use Program Activities and delivers those SOWs to the Company for review and approval. After an SOW is approved by the Company, Advent will proceed with, or continue, the applicable services and will invoice the Company pursuant to the SOW. Since both the U.K. Facility Development and the Compassionate Use Program involve pioneering and uncertainties in most aspects, the invoicing under the Ancillary Services Agreement is on the basis of costs incurred plus fifteen percent. The Agreement also provides for Statements of Work (SOWs) with operational milestones and related payments. The Ancillary Services Agreement had an original term of eight months, which ended in July 2020. The Company extended the term by 12 months to July 2021 and another 12 months to July 2022, with no other changes, and recently extended it for another 12 months to July 2023.

The Company entered into SOW6 with Advent which was incorporated into the Ancillary Services Agreement on April 1, 2022 and amended on September 26, 2022. The amended SOW6 provides for six workstreams that are prerequisites for an application for regulatory approval of DCVax-L, for drafting of key portions of the application, and for three required licenses for the Sawston facility. The SOW provides for baseline costs and milestone incentives for completion of each of the workstreams, for the completion of the application for product approval, and for regulatory approval of each of the three Sawston licenses. The milestone incentives will be a combination of cash and stock and will not be paid until they are achieved and earned, as described in Note 8. Related Parties Transactions above.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

German Tax Matter

The German tax authorities have audited our wholly owned subsidiary, NW Bio GmbH, for 2013-2015. The NW Bio GmbH submitted substantial documentation to refute certain aspects of the assessments and the German tax authorities agreed in principle with the Company’s proposed revised approach and settlement offer. A final settlement bill was received from the German Tax Authority confirming that only a portion of the original bill was owed, €277,000 (approximately $329,000), for corporate taxes, interest, and reduced penalty for the period under audit, which the Company paid on September 2, 2021. The Company also received and paid the final settlement bill from the local authority for trade taxes for the audit period in the amount of €231,000 (approximately $272,000). On November 4, 2021, the Company received a letter from the local tax authorities asking for additional late fees of €513,000 (now approximately $535,000) on reimbursable withholding taxes that had been waived during the settlement process. On December 8, 2021, the Company appealed the assessment of additional late fees. Additionally, the Company requested that NW Bio GmbH be deregistered from the trade register, as it no longer had current operations. The deregistration was granted effective December 31, 2021. Between January 2022 and July 2022, the Company received tax bills for the corporate and trade taxes for the 2016-2020 tax years that totaled approximately €222,000 (approximately $232,000). On July 27, 2022, the Company was informed that the German Tax Authorities were prepared to waive €135,000 (approximately $141,000) of the penalties. The Company offered to pay this reduced penalty if an extended payment plan was approved and is awaiting a response. The Company currently has €377,000 (approximately $369,000) accrued as of September 30, 2022. Based on the Company’s current operating state in Germany and the negotiations, the Company believes, based on its evaluation under ASC 740, that the resolution of these tax matters will not likely result in a net material charge to the Company.

12. Subsequent Events

During the period from October 1, 2022 to November 7, 2022, the Company received an additional $2.0 million through equity subscriptions and warrant exercises.

Between October and November 2022, the Company entered into various Subscription Agreements (the “Series C Subscription Agreements”) with certain investors (the “Series C Investors”). Pursuant to the Series C Subscription Agreements, the Company issued to the Series C Investors an aggregate of 98,535 shares of the Company’s Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Shares”), at a purchase price between $15.50 and $16.25 per share for proceeds of approximately $1.6 million. Each Series C Preferred share is convertible to 25 common shares at the option of the holder 3 months after the effective date of purchase.

During October 2022, 1.6 million shares of common stock were issued upon warrant exercises for proceeds of approximately $0.4 million.

Between October and November 2022, the Company entered into multiple note extension agreements for an aggregate amount of approximately $1.7 million whereby the maturity date of the notes was extended for additional 3 months.

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

Our lead product, DCVax®-L, is designed to treat solid tumor cancers in which the tumor can be surgically removed. We have completed a 331-patient international Phase III trial of DCVax-L for Glioblastoma multiforme brain cancer (GBM ). On May 10, 2022, top line data from the Phase III trial were presented in a scientific conference at the New York Academy of Sciences by one of the investigators in the trial. The presentation was made available publicly on a third-party site.

The Company is now working on preparations for seeking regulatory approval of DCVax-L.

Post-COVID difficulties continue to impact supply chains and program operations for the Company as well as for other companies in this industry and others. The independent service firms have limited capacity, and still have some restrictions on operations. Key experts at certain specialized service providers have been unavailable for periods of time. Other experts have gone on extended leave. Clinical trial site personnel have been unavailable due to being reassigned for COVID, and the limited site personnel have had to work under restrictions. Committee processes and regulatory processes that were focused on COVID matters during the pandemic still have substantial backlogs and delays in regard to other matters. Service firms, vendors and suppliers also still have substantial backlogs and delays.

On August 28, 2020, the Company acquired Flaskworks, LLC (“Flaskworks”), a company that has developed a system designed to close and automate the manufacturing of cell therapy products such as DCVax®. The Company acquired 100% of the ownership, and Flaskworks became a wholly-owned subsidiary of the Company. Flaskworks was previously owned by its technical founders and Corning Inc. The technical team from Flaskworks joined the Company as part of the Acquisition. It is anticipated that the Flaskworks system will enable substantial scale-up of production volumes of DCVax products and substantial reduction of production costs. Development work is ongoing. The Company’s buildout of the Sawston, UK facility has been designed to proceed in phases, as modules, both for efficiency in the timing of capital costs and to allow flexibility in operations and usage. The Company anticipates that implementation of the Flaskworks system will enable certain phases of the buildout to be simplified and streamlined.

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

Results of Operations

Operating costs:

Operating costs and expenses consist primarily of research and development expenses, including clinical trial expenses, which increase when we are actively participating in clinical trials or we are undertaking substantial one-time expenses following trials, such as for statistical work under the Statistical Analysis Plan, and other activities related to completion and assessment of the trial and its results, and to development of an application for commercial approval of DCVax-L. The operating costs also include administrative expenses associated with trials, in addition to R&D expenses, and increase as such operating activities grow.

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

Our operating costs also include, where applicable, the costs of preparations for the launch of new or expanded clinical trial programs. The preparation costs include payments to regulatory consultants, lawyers, statisticians, sites and others, evaluation of potential investigators, the clinical trial sites and the CROs managing the trials and other service providers, and expenses related to institutional approvals, clinical trial agreements (business contracts with sites), training of medical and other site personnel, trial supplies and other. Additional substantial costs relate to the maintenance and substantial expansion of manufacturing capacity, in both the U.S. and Europe.

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

Three Months Ended September 30, 2022 and 2021

We recognized a net loss of $32.9 million and a net income of $45.5 million for the three months ended September 30, 2022 and 2021, respectively. The net income of $45.5 million for the three months ended September 30, 2021 included a non-cash gain of $58.5 million from change in fair value derivative liabilities.

Research and Development Expense

For the three months ended September 30, 2022 and 2021, research and development expense was $7.7 million and $3.7 million, respectively. The increase was mainly related to SOW6 that was entered into in April 2022 and amended in September 2022 for six workstreams that are prerequisites for an application for regulatory approval of DCVax-L, for drafting of key portions of the application for commercial approval of DCVax-L, and for three required licenses for the Sawston facility. During the three months ended September 30, 2022, the Company incurred approximately $1.3 million expense related to the baseline cost under the SOW6. In addition, during the three months ended September 30, 2022, for milestones that the Company believes are probable to be achieved in the future, the Company recognized the expense on pro-rata basis during the contract period: the Company expensed $1.5 million for cash milestones (but only paid $1.0 million) and $1.4 million for stock-based milestones.

General and Administrative Expense

General and administrative expenses were $8.1 million and $6.7 million for three months ended September 30, 2022 and 2021, respectively. The increase was mainly related to an increase of $0.8 million stock-based compensation that represented the vesting of a portion of previously granted equity-based awards, and that was recognized in general and administrative expense.

Change in fair value of derivatives

During the three months ended September 30, 2022 and 2021, we recognized a non-cash loss of $12.2 million and a non-cash gain of $58.5 million, respectively. The 2022 loss was primarily due to an increase of stock price as of September 30, 2022 compared to June 30, 2022, and extension of the exercise periods of certain warrants. The 2021 gain was primarily due to the decrease of stock price as of September 30, 2021 compared to June 30, 2021.

Loss from Extinguishment of Debt

During the three months ended September 30, 2022, we recognized a $0.5 million debt extinguishment loss from the redemption of certain loans.

Interest Expense

During the three months ended September 30, 2022 and 2021, the Company recognized interest expense of $1.5 million and $1.6 million, respectively.

Foreign currency transaction loss

During the three months ended and September 30, 2022 and 2021, the Company recognized foreign currency transaction loss of $3.1 million and $1.0 million, respectively. The loss was due to the strengthening of the U.S. dollar relative to the British pound sterling and Euro. The fluctuation of the exchange rates was larger in 2022 compared to the same period in 2021.

Nine Months Ended September 30, 2022 and 2021

The Company recognized a net loss of $76.7 million and a net income of $45.8 million for the nine months ended September 30, 2022 and 2021, respectively.

Research and Development Expense

For the nine months ended September 30, 2022 and 2021, research and development expense was $26.2 million and $16.1 million, respectively. The increase of $10.1 million was mainly due to: (1) research and development costs under SOW6, including amounts expensed (but not paid) of $8.4 million for future milestones that are anticipated to be achieved and become payable in the future, and $3.6 million paid for milestones that have been achieved and awarded as outlined below; (2) a decrease of $5.2 million stock-based compensation, which was related to the cancellation of certain unvested performance-based awards and less amortization related to previously granted awards.

During the nine months ended September 30, 2022, the Company incurred approximately $2.6 million expense related to the baseline cost under the SOW6. In addition, during the nine months ended September 30, 2022, the Company expensed $5.3 million for cash milestones (but only paid $1.5 million and accrued for $3.8 million) and $6.7 million (of which 2.5 million shares at fair value of $2.1 million were issued and accrued for $4.6 million) for stock-based milestones that the Company believes are probable to be achieved in the future and hence recognize the expense on pro-rata basis during the contract period.

General and Administrative Expense

General and administrative expenses were $23.9 million and $26.9 million for nine months ended September 30, 2022 and 2021, respectively. The decrease was mainly related to a decrease of $6.5 million stock-based compensation, which were related to the cancellation of certain unvested performance-based awards and less amortization related to previously granted awards and offset by an increase of approximately $2.9 million in business travel costs, conferences expenses and D&O insurance premiums.

Change in fair value of derivatives

During the nine months ended September 30, 2022 and 2021, we recognized a non-cash loss of $15.9 million and a non-cash gain of $93.5 million, respectively. The 2022 loss was primarily due to the extension of certain warrants and an increase of stock price as of September 30, 2022 compared to December 31, 2021. The 2021 gain was primarily due to the decrease of stock price as of September 30, 2021 compared to December 31, 2020.

Gain (Loss) from Extinguishment of Debt

During the nine months ended September 30, 2022 and 2021, we recognized debt extinguishment loss of $0.2 million and $0.1 million, respectively. We incurred $0.4 million gain from the forgiveness of two PPP loans and offset by a loss of $0.6 million from redemption of certain loans during the nine months ended September 30, 2022.

Interest Expense

During the nine months ended September 30, 2022 and 2021, we recorded interest expense of $4.8 million and $3.9 million, respectively. The increase was primarily due to an increase of outstanding debt as of December 31, 2021 compared to the outstanding balance as of December 31, 2020.

Foreign currency transaction loss

During the nine months ended September 30, 2022 and 2021, we recognized foreign currency transaction loss of $6.8 million and $1.4 million, respectively. The loss was due to the strengthening of the U.S. dollar relative to the British pound sterling and Euro, and the fluctuation was much higher this year compared to the same period of last year.

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

Cash Flow

Operating Activities

During the nine months ended September 30, 2022 and 2021, net cash used in operations were approximately $43.9 million and $27.1 million, respectively. The increase in cash used in operating activities was primarily attributable to an increase in clinical trial related expenditures.

Financing Activities

We received approximately $11.0 million cash from issuance of 0.9 million shares of Series C convertible preferred stock during the nine months ended September 30, 2022.

We received approximately $9.5 million cash from issuance of 13.1 million shares of common stock during the nine months ended September 30, 2022.

We received approximately $10.0 million and $12.1 million, in cash from the exercise of warrants and options during the nine months ended September 30, 2022 and 2021, respectively.

We received approximately $5.6 million from a loan from a commercial lender during the nine months ended September 30, 2022. We received approximately $10.0 million cash proceeds from a loan from a commercial lender, $1.9 million cash from loans from various third-party lenders and $0.4 million from PPP loans during the nine months ended September 30, 2021.

We made aggregate debt payments of $5.4 million and $2.0 million during the nine months ended September 30, 2022 and 2021, respectively.

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

Based on our analysis, as of September 30, 2022, the effect of a 100+/- basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss are considered immaterial.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 30, 2022, of the design and operation of our disclosure controls and procedures, as such terms are defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, management concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company believes these cases are baseless and intends to vigorously contest the Derivative Action.

The Company is currently considering possibilities for legal actions against third parties who have attacked the Company.

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

32.1	Certification of President, Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Schema Document.

101.CAL	Inline XBRL Calculation Linkbase Document.

101.DEF	Inline XBRL Definition Linkbase Document.

101.LAB	Inline XBRL Label Linkbase Document.

101.PRE	Inline XBRL Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included as Exhibit 101).

*    Filed herewith

**  Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC

Dated: November 9, 2022	By:	/s/ Linda F. Powers
		Name:	Linda F. Powers

		Title:	President and Chief Executive Officer

Principal Executive Officer

Principal Financial and Accounting Officer