Form 10-Q
period 2023-06-30
NORTHWEST BIOTHERAPEUTICS INC
filed 2023-08-09
CIK 1072379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 7, 2023, the total number of shares of common stock, par value $0.001 per share, outstanding was 1,121,070,972.

NORTHWEST BIOTHERAPEUTICS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,424	$6,965
Prepaid expenses and other current assets	3,218	2,460
Total current assets	4,642	9,425

Non-current assets:
Property, plant and equipment, net	17,286	13,418
Construction in progress	—	2,028
Right-of-use asset, net	4,231	4,189
Indefinite-lived intangible asset	1,292	1,292
Goodwill	626	626
Other assets	361	345
Total non-current assets	23,796	21,898

TOTAL ASSETS	$28,438	$31,323

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$12,107	$10,687
Accounts payable and accrued expenses to related parties and affiliates	6,551	6,955
Convertible notes, net	1,858	135
Notes payable, net	8,403	15,403
Contingent payable derivative liability	8,706	8,668
Warrant liability	1,083	80,559
Investor advances	609	2,566
Share liability	223	678
Lease liabilities	385	354
Total current liabilities	39,925	126,005

Non-current liabilities:
Notes payable, net of current portion, net	15,743	5,991
Lease liabilities, net of current portion	4,369	4,370
Contingent payment obligation	4,050	—
Total non-current liabilities	24,162	10,361

Total liabilities	64,087	136,366

COMMITMENTS AND CONTINGENCIES (Note 12)

Mezzanine equity:
Series C Convertible Preferred Stock, 10,000,000 shares designated; 1.5 million and 1.4 million shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively; aggregate liquidation preference of $23.7 million	25,385	23,060

Stockholders’ deficit:
Preferred stock ($0.001 par value); 100,000,000 shares authorized as of June 30, 2023 and December 31, 2022, respectively	—	—
Common stock ($0.001 par value); 1,700,000,000 shares authorized; 1,115.2 million and 1,068.4 million shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	1,115	1,068
Additional paid-in capital	1,258,259	1,164,885
Stock subscription receivable	(79)	(79)
Accumulated deficit	(1,322,222)	(1,297,122)
Accumulated other comprehensive income	1,893	3,145
Total stockholders’ deficit	(61,034)	(128,103)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$28,438	$31,323

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Research and other	$201	$477	$1,081	$880
Total revenues	201	477	1,081	880
Operating costs and expenses:
Research and development	6,214	13,645	13,075	18,465
General and administrative	7,564	7,931	14,547	15,800
Total operating costs and expenses	13,778	21,576	27,622	34,265
Loss from operations	(13,577)	(21,099)	(26,541)	(33,385)
Other income (expense):
Change in fair value of derivative liabilities	107	(4,254)	3,987	(3,714)
Change in fair value of share liabilities	99	—	47	—
(Loss) gain from extinguishment of debt	(472)	(110)	(1,880)	300
Interest expense	(1,302)	(1,432)	(2,329)	(3,335)
Foreign currency transaction gain (loss)	697	(2,773)	1,616	(3,748)
Total other income (loss)	(871)	(8,569)	1,441	(10,497)
Net loss	(14,448)	(29,668)	(25,100)	(43,882)
Deemed dividend related to warrant modification	(519)	—	(914)	—
Net loss attributable to common stockholders	$(14,967)	$(29,668)	$(26,014)	$(43,882)

Other comprehensive income (loss)
Foreign currency translation adjustment	(502)	2,375	(1,252)	3,183
Total comprehensive loss	$(15,469)	$(27,293)	$(27,266)	$(40,699)

Net loss per share applicable to common stockholders
Basic	$(0.01)	$(0.01)	$(0.02)	$0.21
Diluted	$(0.01)	$(0.01)	$(0.02)	$(0.06)

Weighted average shares used in computing basic loss per share	1,108,420	1,003,976	1,091,754	981,737
Weighted average shares used in computing diluted loss per share	1,108,420	1,003,976	1,091,754	981,737

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

(Unaudited)

	For the Three Months Ended June 30, 2023
	Mezzanine equity							Accumulated
	Series C Convertible				Additional			Other	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Par value	Capital	Receivable	Deficit	Income	Deficit
Balances at April 1, 2023	1,416	$23,752	1,083,084	$1,083	$1,248,397	$(79)	$(1,307,774)	$2,395	$(55,978)
Issuance of Series C convertible preferred stock for cash	176	2,371	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock in lieu of debt redemption	13	207	—	—	—	—	—	—	—
Series C convertible preferred stock conversion	(59)	(945)	1,484	2	943	—	—	—	945
Warrants exercised for cash	—	—	11,553	11	2,510	—	—	—	2,521
Cashless warrants and stock options exercise	—	—	9,169	9	(9)	—	—	—	—
Issuance of common stock for conversion of debt and accrued interest	—	—	6,893	7	3,941	—	—	—	3,948
Stock-based compensation	—	—	3,000	3	187	—	—	—	190
Reclass issued milestone shares from liability to equity	—	—	—	—	2,130	—	—	—	2,130
Net loss	—	—	—	—	—	—	(14,448)	—	(14,448)
Warrants modification	—	—	—	—	679	—	—	—	679
Deemed dividend related to warrants modification	—	—	—	—	(519)	—	—	—	(519)
Cumulative translation adjustment	—	—	—	—	—	—	—	(502)	(502)
Balances at June 30, 2023	1,546	$25,385	1,115,183	$1,115	$1,258,259	$(79)	$(1,322,222)	$1,893	$(61,034)

	For the Three Months Ended June 30, 2022
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders'
	Shares	Par value	Capital	Receivable	Deficit	Income	Deficit
Balances at April 1, 2022	969,697	$970	$1,083,723	$(79)	$(1,206,304)	$1,165	$(120,525)
Issuance of common stock for cash	8,584	8	6,317	—	—	—	6,325
Warrants exercised for cash	23,747	24	5,347	—	—	—	5,371
Reclassification of warrant liabilities related to warrants exercised for cash	—	—	11,973	—	—	—	11,973
Cashless warrants and stock options exercise	28,877	29	(29)	—	—	—	—
Reclassification of warrant liabilities related to cashless warrants exercise	—	—	25,375	—	—	—	25,375
Issuance of common stock conversion of debt and accrued interest	2,070	2	1,343	—	—	—	1,345
Stock-based compensation	1,500	1	5,762	—	—	—	5,763
Net loss	—	—	—	—	(29,668)	—	(29,668)
Cumulative translation adjustment	—	—	—	—	—	2,375	2,375
Balances at June 30, 2022	1,034,475	$1,034	$1,139,811	$(79)	$(1,235,972)	$3,540	$(91,666)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

(Unaudited)

	For the Six Months Ended June 30, 2023
	Mezzanine equity							Accumulated
	Series C Convertible				Additional			Other	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Par value	Capital	Receivable	Deficit	Income	Deficit
Balances at January 1, 2023	1,415	$23,060	1,068,394	$1,068	$1,164,885	$(79)	$(1,297,122)	$3,145	$(128,103)
Issuance of Series C convertible preferred stock for cash	324	4,756	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock in lieu of debt redemption	56	1,013	—	—	—	—	—	—	—
Series C convertible preferred stock conversion	(257)	(3,562)	6,430	7	3,555	—	—	—	3,562
Warrants exercised for cash	—	—	12,320	12	2,757	—	—	—	2,769
Cashless warrants and stock options exercise	—	—	9,879	10	(10)	—	—	—	—
Reclassification of warrant liabilities to stockholders’ deficit	—	—	—	—	76,258	—	—	—	76,258
Issuance of common stock for conversion of debt and accrued interest	—	—	15,160	15	9,549	—	—	—	9,564
Stock-based compensation	8	118	3,000	3	1,105	—	—	—	1,108
Net loss	—	—	—	—	—	—	(25,100)	—	(25,100)
Warrants modification	—	—	—	—	1,074	—	—	—	1,074
Deemed dividend related to warrants modification	—	—	—	—	(914)	—	—	—	(914)
Cumulative translation adjustment	—	—	—	—	—	—	—	(1,252)	(1,252)
Balances at June 30, 2023	1,546	$25,385	1,115,183	$1,115	$1,258,259	$(79)	$(1,322,222)	$1,893	$(61,034)

	For the Six Months Ended June 30, 2022
						Accumulated
			Additional			Other	Total
	Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Par value	Capital	Receivable	Deficit	Income	Deficit
Balances at January 1, 2022	948,445	$948	$1,066,873	$(79)	$(1,192,090)	$357	$(123,991)
Issuance of common stock for cash	13,137	13	9,676	—	—	—	9,689
Warrants exercised for cash	39,003	39	9,517	—	—	—	9,556
Reclassification of warrant liabilities related to warrants exercised for cash	—	—	19,688	—	—	—	19,688
Cashless warrants and stock options exercise	28,903	29	(29)	—	—	—	—
Reclassification of warrant liabilities related to cashless warrants exercise	—	—	25,379	—	—	—	25,379
Issuance of common stock conversion of debt and accrued interest	3,482	4	2,328	—	—	—	2,332
Stock-based compensation	1,505	1	6,379	—	—	—	6,380
Net loss	—	—	—	—	(43,882)	—	(43,882)
Cumulative translation adjustment	—	—	—	—	—	3,183	3,183
Balances at June 30, 2022	1,034,475	$1,034	$1,139,811	$(79)	$(1,235,972)	$3,540	$(91,666)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the six months ended
	June 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(25,100)	$(43,882)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	685	624
Amortization of debt discount	1,276	1,509
Change in fair value of derivatives	(3,987)	3,714
Change in fair value of share liability	(47)	—
Loss (gain) from extinguishment of debt	1,880	(300)
Amortization of operating lease right-of-use asset	138	121
Stock-based compensation for services	1,211	6,380
Subtotal of non-cash charges	1,156	12,048
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(681)	(286)
Other non-current assets	(14)	660
Accounts payable and accrued expenses	2,206	1,533
Related party accounts payable and accrued expenses	(404)	2,056
Lease liabilities	77	63
Net cash used in operating activities	(22,760)	(27,808)
Cash Flows from Investing Activities:
Purchase of equipment and construction in progress	(2,582)	(466)
Net cash used in investing activities	(2,582)	(466)
Cash Flows from Financing Activities:
Proceeds from issuance of Series C convertible preferred stock	4,756	—
Proceeds from issuance of common stock	—	9,465
Proceeds from exercise of warrants	1,566	9,556
Proceeds from investor advance	7	—
Proceeds from issuance of notes payable, net	10,000	600
Proceeds from issuance of convertible notes payable, net	1,149	—
Proceeds from contingent payment obligation	4,050	—
Repayment of notes payable	(208)	(5,290)
Repayment of investor advances	(100)	—
Net cash provided by financing activities	21,220	14,331
Effect of exchange rate changes on cash and cash equivalents	(1,419)	3,605
Net decrease in cash and cash equivalents	(5,541)	(10,338)

Cash and cash equivalents, beginning of the period	6,965	15,169
Cash and cash equivalents, end of the period	$1,424	$4,831

Supplemental disclosure of cash flow information
Interest payments on notes payable	$(30)	$(876)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the six months ended
	June 30,
	2023	2022
Supplemental schedule of non-cash investing and financing activities:
Cashless warrants and stock options exercise	$10	$29
Reclassification of warrant liabilities related to warrants exercised for cash	$—	$19,688
Reclassification of warrant liabilities to stockholders’ deficit	$76,258	$—
Reclassification of warrant liabilities related to cashless warrants exercise	$—	$25,379
Reclassification of investor advances to convertible notes payable	$661	$—
Reclassification of investor advances to stockholders' deficit	$1,203	$—
Issuance of common stock for conversion of debt and accrued interest	$9,564	$2,229
Issuance of Series C convertible preferred stock in lieu of debt redemption	$1,013	$—
Series C convertible preferred stock conversion	$3,562	$—
Capital expenditures included in accounts payable	$266	$49
Reclassification between shares payable and equity	$—	$250
Deemed dividend related to warrant modification	$914	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

1. Organization and Description of Business

Northwest Biotherapeutics, Inc. and its wholly owned subsidiaries Flaskworks, Northwest Biotherapeutics Limited (formerly known as Aracaris Ltd), Aracaris Capital, Ltd, Northwest Biotherapeutics B.V., and NW Bio GmbH (collectively, the “Company”, “we”, “us” and “our”) were organized to discover and develop innovative immunotherapies for cancer. The Company has developed DCVax® platform technologies for both operable and inoperable solid tumor cancers. The Company has wholly owned subsidiaries in Boston, the U.K., the Netherlands and Germany. On August 28, 2020, the Company acquired Flaskworks, LLC (“Flaskworks”), a company that has developed a system designed to close and automate the manufacturing of cell therapy products such as DCVax®. On July 24, 2023, the Company’s wholly-owned subsidiary changed its name from Aracaris Ltd to Northwest Biotherapeutics Limited.

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

2. Financial Condition, Going Concern and Management Plans

The Company has incurred annual net operating losses since its inception. The Company had a net loss of $25.1 million for the six months ended June 30, 2023. The Company used approximately $22.8 million of cash in its operating activities during the six months ended June 30, 2023.

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

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company uses to prepare its annual audited consolidated financial statements. The condensed consolidated balance sheet as of June 30, 2023, condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2023 and 2022, condensed consolidated statement of stockholders’ deficit for the three and six months ended June 30, 2023 and 2022, and the condensed consolidated statements of cash flows for the six months ended June 30, 2023 and 2022 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and six months ended June 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023 or for any future interim period. The condensed consolidated balance sheet at December 31, 2022 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2022 and notes thereto included in the Company’s annual report on Form 10-K (the “2022 Annual Report”), which was filed with the SEC on February 28, 2023.

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

On January 9, 2023, the Company filed a Certificate of Amendment of its Seventh Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of the State of Delaware, which effected an increase in the Company’s authorized shares of common stock, from 1.2 billion to 1.7 billion, par value $0.001 per share. As a result of this increase in authorized shares, the liability-classified warrants were reclassified to equity. Approximately 141 million warrants, with a value of approximately $76.3 million, to purchase shares of the Company’s common stock were reclassified from liabilities to equity on January 9, 2023. The remaining balance of $1.1 million in warrant liability as of June 30, 2023 was related to certain conditional rights to independently purchase shares from the Company in a future raise of capital (the “Piggy-back Rights”).

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

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of June 30, 2023 and December 31, 2022 (in thousands):

	Fair value measured at June 30, 2023
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	June 30, 2023	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$1,083	$—	$—	$1,083
Contingent payable derivative liability	8,706	—	—	8,706
Share liability	223	—	—	223
Total fair value	$10,012	$—	$—	$10,012

	Fair value measured at December 31, 2022
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$80,559	$—	$—	$80,559
Embedded redemption option	807	—	—	807
Contingent payable derivative liability	8,668	—	—	8,668
Share liability	678	—	—	678
Total fair value	$90,712	$—	$—	$90,712

There were no transfers between Level 1, 2 or 3 during the six-month period ended June 30, 2023.

The following table presents changes in Level 3 liabilities measured at fair value for the six-month period ended June 30, 2023. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

	Warrant		Embedded	Contingent Payable	Share
	Liability		Redemption Option	Derivative Liability	Liability	Total
Balance - January 1, 2023	$80,559		$807	$8,668	$678	$90,712
Additional share liability	—		—	—	663	663
Redemption of share liability	—		—	—	(1,071)	(1,071)
Reclassification of warrant liabilities	(76,258)		—	—	—	(76,258)
Change in fair value	(3,218)		(807)	38	(47)	(4,034)
Balance - June 30, 2023	$1,083	(1)	$—	$8,706	$223	$10,012
(1)	The remaining balance of $1.1 million in warrant liability as of June 30, 2023 was related to certain conditional rights to independently purchase shares from the Company in a future raise of capital (the “Piggy-back Rights”). The Company accounted for the Piggy-back Rights as a freestanding financial instrument, which was classified as a liability at fair value on the Condensed Consolidated Balance Sheet

On January 9, 2023, the Company reclassified the fair value of the warrant liability of $76.3 million into the additional paid-in capital. The change in fair value of the common stock warrant liability of $2.3 million between December 31, 2022 and January 9, 2023 is reflected in “Change in fair value of derivative liabilities” in the accompanying condensed consolidated statements of comprehensive loss for the six months ended June 30, 2023.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities and embedded conversion feature that are categorized within Level 3 of the fair value hierarchy as of June 30, 2023, January 9, 2023 (the reclassification date) and December 31, 2022 is as follows:

	As of June 30, 2023		As of January 9, 2023
	Share	Contingent Payable	Warrant
	Liability	Derivative Liability	Liability
Strike price	$0.60	$0.57 *	$0.31
Contractual term (years)	0.07	1.24	1.46
Volatility (annual)	60%	61%	87%
Risk-free rate	4.3%	5.5%	4.3%
Dividend yield (per share)	0%	0%	0%

	As of December 31, 2022
	Warrant	Share	Contingent Payable
	Liability	Liability	Derivative Liability
Strike price	$0.31	$0.78 *	$0.78 *
Contractual term (years)	1.5	0.1	0.6
Volatility (annual)	86%	76%	77%
Risk-free rate	4.3%	2.0%	4.8%
Dividend yield (per share)	0%	0%	0%
*	The strike price assumes the current stock price as of June 30, 2023 and December 31, 2022

The key unobservable inputs for Piggy-back rights that was included in the warrant liability as of June 30, 2023 and December 31, 2022 was the assumption of the estimated remaining life which was based on the estimate of the next qualified financing.

5. Stock-based Compensation

The following table summarizes total stock-based compensation expense for the three and six months ended June 30, 2023 and 2022 (in thousands).

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Research and development	$147	$641	$444	$1,151
Research and development - related party
Milestones achieved (1)	—	1,410	520	1,410
Future milestones (2)	40	3,930	140	3,930
General and administrative	90	(218)	107	(111)
Total stock-based compensation expense	$277	$5,763	$1,211	$6,380

The related party amounts were for milestone incentives that either were earned or are deemed probable to be achieved in the future and become issuable at that time (as detailed below in Restricted Stock Awards).

(1)	During the six months ended June 30, 2023, the Company recognized the remaining $0.5 million stock-based compensation related to the achieved milestone (obtaining a commercial manufacturing license from the MHRA). The Company had previously recognized $1.6 million stock-based compensation as of December 31, 2022.

The $1.4 million expense recognized in 2022 covers 2 one-time milestones: 2 required licenses for the Sawston facility (licenses from the Human Tissue Authority and from the MHRA for manufacturing for clinical trials and compassionate use cases).

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(2)	During the three and six months ended June 30, 2023, the Company recognized and expensed (but did not issue shares for) the pro-rata portion of the remaining one-time milestone stock awards for drafting key portions of the application for product approval of $40,000 and $140,000, respectively.

During the three and six months ended June 30, 2022, the Company recognized and expensed (but did not issue shares for) the pro-rata portion of 6 one-time milestones: 5 workstreams (Comparability, Stability, Potency, Product Profile and Fill/Finish) and one-time milestone for drafting key portions of the application for product approval of $3.9 million and $3.9 million, respectively.

The total unrecognized stock compensation cost was approximately $0.5 million as of June 30, 2023 and will be recognized over the next 1.5 years.

Stock Options

The following table summarizes stock option activity for the Company’s option plans during the six months ended June 30, 2023 (amount in thousands, except per share number):

			Weighted Average
		Weighted	Remaining
	Number of	Average	Contractual Life	Total Intrinsic
	Shares	Exercise Price	(in years)	Value
Outstanding as of January 1, 2023	301,263	$0.34	7.0	$135,225
Cashless exercised	(1,827)	0.41	—	—
Outstanding as of June 30, 2023	299,436	$0.33	6.5	$73,083
Options vested (1)	281,278	$0.33	6.5	$69,223
(1)	An aggregate 153 million stock options held by Ms. Linda Powers, the Company’s Chief Executive Officer, and Mr. Leslie Goldman, the Company’s Senior Vice President, are subject to an agreement (the “Blocker Letter Agreement”) under which they cannot exercise any options or warrants except upon at least 61 days’ prior notice.

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

During the six months ended June 30, 2023, the eighth milestone workstream for Mechanism of Action and the milestone for obtaining the commercial manufacturing license from the MHRA were completed. For this manufacturing license milestone, the Company

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

recognized the remaining $0.5 million in expense in the condensed consolidated statements of operations and comprehensive loss and issued 3.0 million common shares.

For the remaining one-time milestone that is anticipated to be achieved and earned in the future, the Company recognized and expensed (but did not issue) the pro-rata portion of the remaining potential milestone stock awards during the three and six months ended June 30, 2023, of $40,000 and $0.1 million, respectively.

Other Service Agreement

On March 16, 2023, the Company issued 8,000 shares of Series C convertible preferred stock to an unrelated vendor who provided professional services for the Company. The fair value of the Series C convertible preferred stock on the issuance date was approximately $0.1 million, which will be expensed over a four-month service period. During the three and six months ended June 30, 2023, the Company recognized approximately $89,000 and $0.1 million, respectively as part of general and administrative expenses.

6. Property, Plant and Equipment

Property, plant and equipment consist of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,	Estimated
	2023	2022	Useful Life
Leasehold improvements	$17,250	$13,070	Lesser of lease term or estimated useful life
Office furniture and equipment	455	300	3-5 years
Computer and manufacturing equipment and software	2,495	2,238	3-5 years
Land in the United Kingdom	86	82	NA
	20,286	15,690	NA
Less: accumulated depreciation	(3,000)	(2,272)
Total property, plant and equipment, net	$17,286	$13,418

Construction in progress	$—	$2,028

The construction works related to expanding the operational portion of its UK facility (Phase 1B) were completed and placed in service as of June 30, 2023. All costs associated with the Phase 1B build out were reclassified from construction in progress to leasehold improvements effective June 2023 and are being amortized over the estimated useful life of the facility.

Depreciation expense was approximately $0.7 million and $0.6 million for the six months ended June 30, 2023, and 2022, respectively.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

7. Outstanding Debt

The following two tables summarize outstanding debt as of June 30, 2023 and December 31, 2022, respectively (amount in thousands):

		Stated
		Interest	Conversion			Remaining	Carrying
	Maturity Date	Rate	Price		Face Value	Debt Discount	Value
Short term convertible notes payable
6% unsecured	Due	6%	$3.09		$135	$—	$135
8% unsecured	1/31/2024	8%	0.55	*	900	(177)	723
8% unsecured	6/30/2024	8%	0.50	*	1,000	—	1,000
					2,035	(177)	1,858
Short term notes payable
8% unsecured	Various	8%	N/A		8,253	(413)	7,840
12% unsecured	On Demand	12%	N/A		562	—	562
					8,815	(413)	8,402
Long term notes payable
8% unsecured	7/26/2024	8%	N/A		16,117	(1,121)	14,996
6% secured	3/25/2025	6%	N/A		748	—	748
					16,865	(1,121)	15,744

Ending balance as of June 30, 2023					$27,715	$(1,711)	$26,004

*The 8% convertible notes are convertible into Series C preferred shares at $12.50 - $13.75 per share. Each Series C preferred share is convertible into common shares with 30 days’ restriction period. The conversion price in common share equivalent is at $0.50 and $0.55 per share.

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

In April 2023, the Company entered into several ten-month convertible notes (the “April Convertible Notes”) with multiple investors (the “Holders”) with an aggregate principal amount of $0.9 million for a purchase price of $0.8 million. The April Convertible Notes bear interest at 8% per annum, and are convertible into Series C preferred shares at $13.75 per share at the Holders’ sole option. The Series C preferred shares are convertible into common stock 30 days after the debt conversion date. Each Series C preferred share is convertible into 25 shares of common stock. The Company reclassed $0.7 million Investor advances that was received from the Holders in December 2022 to Convertible notes payable on the condensed consolidated balance sheet as of June 30, 2023. As a result, the Company received net cash proceeds of $0.1 million.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

As consideration for entering into the convertible note agreements, the Company also agreed to amend the investors’ existing outstanding warrants. The exercise price of certain warrants was amended from $2.00 per share to $0.55 per share, and the maturity date was extended for additional 9 months. The incremental change in fair value resulting from the amendment was approximately $0.2 million, which was recognized as an additional debt discount to the April Convertible Notes.

On June 30, 2023, the Company entered into a one-year convertible note (the “June Convertible Note”) with an individual investor (the “Holder”) with an aggregate principal amount of $1.0 million. The Company received $1.0 million cash from the June Convertible Note. The June Convertible Note bears interest at 8% per annum, and is convertible into Series C preferred shares at $12.50 per share at the Holder's sole option. The Series C preferred shares are convertible into common stock 30 days after the debt conversion date. Each Series C preferred share is convertible into 25 shares of common stock.

During the six months ended June 30, 2023, the Company issued approximately 15.2 million shares of common stock with a fair value of $9.6 million to certain lenders in lieu of cash payments of $7.4 million of debt, including $0.7 million of accrued interest. In addition, pursuant to exchange agreements executed with various holders, the Company is required to potentially issue additional common stock (the “Share liability”) if the stock price is less than the price defined in the exchange agreement as of the true-up date. During the six months ended June 30, 2023, the Company extinguished Share liabilities of $1.1 million and recognized an additional $0.7 million in Share liabilities. The Company recognized an approximately $1.8 million debt extinguishment loss during the six months ended June 30, 2023 from the debt redemption.

During the six months ended June 30, 2023, the Company recognized $0.8 million change in fair value of embedded redemption option as this embedded feature had de minimis value based on the remaining life of the note and the next qualified financing.

During the six months ended June 30, 2023, the Company issued approximately 56,000 shares of Series C preferred stock with a fair value of $1.0 million to certain lenders in lieu of cash payments of $0.9 million in debt, including $0.1 million of accrued interest. The Company recognized an approximately $0.1 million debt extinguishment loss.

For the three months ended June 30, 2023 and 2022, interest expense related to outstanding debt totaled approximately $1.3 million and $1.4 million including amortization of debt discounts totaling $0.7 million and $0.7 million, respectively.

For the six months ended June 30, 2023 and 2022, interest expense related to outstanding debt totaled approximately $2.3 million and $3.3 million including amortization of debt discounts totaling $1.3 million and $1.5 million, respectively.

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

The following securities were not included in the diluted net loss per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

	For the six months ended
	June 30,
	2023	2022
Series C convertible preferred stock	38,638	—
Common stock options	299,436	309,512
Common stock warrants	117,863	153,110
Convertible notes and accrued interest	3,748	76
Potentially dilutive securities	459,685	462,698

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

The Ancillary Services Agreement establishes a structure under which the Company and Advent negotiate and agree upon the scope and terms for Statements of Work (“SOWs”) for facility development activities and compassionate use program activities. After an SOW is agreed and approved by the Company, Advent will proceed with, or continue, the applicable services and will invoice the Company pursuant to the SOW. Since both the facility development and the compassionate use program involve pioneering and uncertainties in most aspects, the invoicing under the Ancillary Services Agreement is on the basis of costs incurred plus fifteen percent. The SOWs may involve ongoing activities or specialized one-time projects and related one-time milestone payments. The current Ancillary Services Agreement ended in September 2023. The Company subsequently extended the term by 12 months to July 2024 with no other changes.

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

During the six months ended June 30, 2023, the Company paid an aggregate of $2.0 million in cash, of which $1.0 million was related to two milestones that were completed and fully expensed but unpaid as of December 31, 2022, and the other $1.0 million was partial payment for one milestone (obtaining a commercial manufacturing license from the MHRA) that was completed as of March 20, 2023. The Company issued 3.0 million common shares as a result of completion of the one-time milestone (obtaining a commercial manufacturing license from the MHRA) at fair value of $2.1 million, of which $0.5 million was recognized during the six months ended June 30, 2023 and $1.6 million had already been recognized (but not paid) in 2022. During the six months ended June 30, 2023, the Company also expensed (but did not pay) an aggregate of $0.5 million related to completed cash milestone payments; the Company also expensed (but did not pay) an aggregate of $0.2 million related to future cash milestone payments that the Company anticipates will be

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

achieved and earned, and $0.1 million related to fair value of future shares milestone payments that the Company anticipates will be achieved and earned over the course of the contract period.

The following table summarizes total research and development costs from Advent for the three and six months ended June 30, 2023 and 2022, respectively (in thousands).

	For the three months ended		For the six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Advent BioServices
Manufacturing cost in London	$1,660	$1,424	$3,303	$2,827
Manufacturing cost at Sawston facility	2,098	1,276	3,810	2,701
SOW 6 one-time milestones - Shares
Expensed and paid (milestone complete) (1)	—	1,410	520	1,410
Expensed but unpaid, not yet due (milestone not yet complete) (2)(3)	40	3,930	140	3,930
SOW 6 one-time milestones - Cash
Expensed and paid (milestone complete) (4)	—	500	—	500
Expensed and due, but unpaid (milestone complete) (5)	—	1,000	550	1,000
Expensed but unpaid, not yet due (milestone not yet complete) (6)	60	2,314	210	2,314
Total	$3,858	$11,854	$8,533	$14,682
(1)	The payment for the six months ended June 30, 2023 covers the one-time milestone for obtaining a commercial manufacturing license from the MHRA. The payment for the six months ended June 30, 2022 also covers 2 other one-time milestones: 2 required licenses for the Sawston facility (licenses from the Human Tissue Authority and from the MHRA for manufacturing for clinical trials and compassionate use cases).
(2)	The expense for the six months ended June 30, 2023 covers the one-time milestone for drafting key portions of the application for product approval.
(3)	The expense for the six months ended June 30, 2022 covers 6 one-time milestones: 5 workstreams (Comparability, Stability, Potency, Product Profile and Fill/Finish) and 1 one-time milestone for drafting key portions of the application for product approval.
(4)	This covers one-time milestone: a required license for the Sawston facility from the Human Tissue Authority.
(5)	The expense for the six months ended June 30, 2023 covers the one-time milestone workstream: Mechanism of Action. The expense for the six months ended June 30, 2022 covers one-time milestone: a required license for the Sawston facility from the MHRA for manufacturing for clinical trials and compassionate use cases.
(6)	The expense for the six months ended June 30, 2023 covers the one-time milestone for drafting key portions of the application for product approval. The expense for the six months ended June 30, 2022 covers 6 one-time milestones: 5 workstreams (Comparability, Stability, Potency, Product Profile and Fill/Finish) and one-time milestone for drafting key portions of the application for product approval.

Advent BioServices Sublease Agreement

On December 31, 2021, the Company entered into a Sub-lease Agreement (the “Agreement”) with Advent. The Agreement permits use by Advent of a portion of the space in the Sawston facility, which is leased by the Company under a separate head lease with a different counterparty (Huawei) that commenced on December 14, 2018. The Company subleased approximately 14,459 square feet of the 88,000 square foot building interior space, plus corresponding exterior support space and parking. The lease payments amount under the Agreement are two times the amount payable by the Company under the head lease (which is currently  £5.75 or approximately $7.28 per square foot based on exchange rate as of June 30, 2023), but subject to a cap of $10 per square foot. Accordingly, the monthly lease payments under the Sublease are based on $145,000 annually for 2023. The total lease payments paid by the Company to Huawei for the 88,000 square foot facility, exterior spaces and parking under the head lease are £500,000 (approximately $633,000) per year. The term of the Agreement shall end on the same date as the head lease term ends.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

During the three and six months ended June 30, 2023, the Company recognized sub-lease income of $36,000 and $72,000, respectively.

Related Party Accounts Payable

As of June 30, 2023, there was approximately $0.2 million of unpaid board compensation to one of our Directors that was included in the accounts payable to related party on the condensed consolidated balance sheets.

As of June 30, 2023, there were outstanding unpaid accounts payable and accrued expenses owed to Advent as summarized in the following table (in thousands). These unpaid amounts are part of the Related Party expenses reported in the above section.

	June 30,	December 31,
	2023	2022
Advent BioServices - amount invoiced but unpaid	$2,855	$1,844
Advent BioServices - amount accrued but unpaid	3,496	4,736
Total payable and accrued, but unpaid to Advent BioServices	$6,351	$6,580

10. Preferred Stock

Series C Convertible Preferred Stock

During the six months ended June 30, 2023, the Company entered into various Subscription Agreements (the “Series C Subscription Agreements”) with certain investors (the “Series C Investors”). Pursuant to the Series C Subscription Agreements, the Company issued the Series C Investors an aggregate of 0.3 million shares of the Company’s Series C convertible preferred stock, par value $0.001 per share (the “Series C Shares”), at a weighted purchase price of $14.69 per share for proceeds of approximately $4.8 million.

During the six months ended June 30, 2023, the Company issued approximately 56,000 Series C Shares with a fair value of $1.0 million to certain lenders in lieu of cash payments of $0.9 million in debt, including $0.1 million accrued interest. The Company recognized an approximately $0.1 million debt extinguishment loss.

During the six months ended June 30, 2023, approximately 0.3 million Series C Shares with a book value of $3.6 million were converted into 6.4 million common shares at a ratio of 1:25.

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

During the six months ended June 30, 2023, the Company received $2.8 million from the exercise of outstanding warrants with an exercise price between $0.153 and $0.85, of which $1.2 million was received in December 2022 as investor advances. The Company issued approximately 12.3 million shares of common stock upon these warrant exercises.

During the six months ended June 30, 2023, certain options and warrants holders elected to exercise some of their options and warrants pursuant to cashless exercise formulas. The Company issued approximately 9.9 million shares of common stock upon exercise of 10.6 million warrants and 1.5 million options at exercise prices between $0.20 and $0.35.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

During the six months ended June 30, the Company issued approximately 15.2 million shares of common stock to certain lenders in lieu of cash payments on $7.4 million of outstanding debt, including $0.7 million interest, and settled $1.1 million true-up provision (see Note 7).

Stock Purchase Warrants

The following is a summary of warrant activity for the three months ended March 31, 2023 (dollars in thousands, except per share data):

	Number of	Weighted Average	Remaining
	Warrants	Exercise Price	Contractual Term
Outstanding as of January 1, 2023	141,048	$0.31	1.16
Warrants exercised for cash	(12,320)	0.22	—
Cashless warrrants exercise	(10,615)	0.20	—
Warrants expired and cancellation	(250)	1.36	—
Outstanding as of June 30, 2023	117,863	$0.31	1.72

The options and warrants held by Ms. Powers and Mr. Goldman are subject to an ongoing suspension on a rolling basis pursuant to the Blocker Letter Agreement.

At June 30, 2023, of the approximately 118 million total outstanding warrants listed above, approximately 98 million warrants were under the Blocker Letter Agreement or suspension agreements.

Warrant Modifications

Between January 10 and June 30, 2023, the Company amended multiple warrants whereby the maturity dates of certain warrants were extended for an additional approximately 3 months. The value of these modifications were calculated using the Black-Scholes-Merton option pricing model based on the following weighted average assumptions.

	Post-modification	Pre-modification
Exercise price	$0.29	$0.30
Expected term (in years)	1.9	1.6
Volatility	70%	72%
Risk-free interest rate	4.7%	4.6%
Dividend yield	0%	0%

The incremental fair value attributable to the modified awards compared to the original awards immediately prior to the modification was calculated at $1.1 million, of which $0.2 million was associated with debt financing and was recognized as an additional debt discount (see Note 7), and the remaining $0.9 million was treated as a deemed dividend and is reflected as “Deemed dividend related to warrant modifications” in the accompanying condensed consolidated statement of operations and comprehensive loss.

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

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

At June 30, 2023, the Company had operating lease liabilities of approximately $4.8 million for both the 20-year lease of the building for the manufacturing facility in Sawston, U.K., and the current office lease in the U.S. and ROU assets of approximately $4.2 million for the Sawston lease and U.S. office lease are included in the condensed consolidated balance sheet.

The following summarizes quantitative information about the Company’s operating leases (amount in thousands):

	For the six months ended
	June 30, 2023
	U.K	U.S	Total
Lease cost
Operating lease cost	$293	$124	$417
Short-term lease cost	49	—	49
Variable lease cost	—	7	7
Sub-lease income	(72)	—	(72)
Total	$270	$131	$401

Other information
Operating cash flows from operating leases	$(308)	$(148)	$(457)
Weighted-average remaining lease term – operating leases	8.2	0.9
Weighted-average discount rate – operating leases	12%	12%

	For the Six Months ended
	June 30, 2022
	U.K	U.S	Total
Lease cost
Operating lease cost	$309	$130	$439
Short-term lease cost	34	—	34
Variable lease cost	—	12	12
Total	(73)	—	(73)
	$270	$142	$412
Other information
Operating cash flows from operating leases	$(325)	$(144)	$(469)
Weighted-average remaining lease term – operating leases	8.7	1.5
Weighted-average discount rate – operating leases	12%	12%

The Company recorded lease costs as a component of general and administrative expense during the six months ended June 30, 2023 and 2022, respectively.

Maturities of our operating leases, excluding short-term leases and sublease agreement, are as follows:

Six months ended December 31, 2023	$466
Year ended December 31, 2024	838
Year ended December 31, 2025	633
Year ended December 31, 2026	633
Year ended December 31, 2027	633
Thereafter	6,947
Total	10,151
Less present value discount	(5,397)
Operating lease liabilities included in the Condensed Consolidated Balance Sheet at June 30, 2023	$4,754

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Maturities of our operating leases under the sublease agreement, are as follows:

Six months ended December 31, 2023	$73
Year ended December 31, 2024	145
Year ended December 31, 2025	145
Year ended December 31, 2026	145
Thereafter	1,740
Total	$2,248

Advent BioServices Services Agreement

On May 14, 2018, the Company entered into a DCVax®-L Manufacturing and Services Agreement (“MSA”) with Advent BioServices, a related party which was formerly part of Cognate BioServices and was spun off separately as part of an institutional financing of Cognate. The MSA provides for manufacturing of DCVax-L products at an existing facility in London. The MSA is structured in the same manner as the Company’s prior agreements with Cognate BioServices. The MSA provides for certain payments for achievement of milestones and, as was the case under the prior agreement with Cognate BioServices, the Company is required to pay certain fees for dedicated production capacity reserved exclusively for DCVax production and pay for manufacturing of DCVax-L products for a certain minimum number of patients, whether or not the Company fully utilizes the dedicated capacity and number of patients. The MSA remains in force until five years after the first commercial sales of DCVax-L products pursuant to a marketing authorization, accelerated approval or other commercial approval, unless cancelled. Either party may terminate the MSA on twelve months’ notice, to allow for transition arrangements by both parties. During the notice period services would still be provided. Minimum required payments for this notice period are anticipated to total approximately £4.4 million ($5.6 million).

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The Company entered into SOW 6 with Advent, which was incorporated into the Ancillary Services Agreement on April 1, 2022 and amended it on September 26, 2022. The milestone incentives involve a combination of cash and stock and are not paid until they are achieved and earned, as described in Note 9.

German Tax Matter

The German tax authorities have audited our wholly owned subsidiary, NW Bio GmbH, for 2013-2015 and assessed additional tax against the subsidiary. NW Bio GmbH submitted substantial documentation to refute certain aspects of the assessments and the German tax authorities agreed in principle with the Company’s proposed revised approach and settlement offer. A final settlement bill was received from the German Tax Authority confirming that only a portion of the original bill was owed, €277,000 (approximately $329,000), for corporate taxes, interest, and reduced penalty for the period under audit, which the Company paid on September 2, 2021. The Company also received and paid the final settlement bill from the local authority for trade taxes for the audit period in the amount of €231,000 (approximately $251,000). On November 4, 2021, the Company received a letter from the local tax authorities asking for additional late fees of €513,000 (now approximately $558,000) on reimbursable withholding taxes that had been waived during the settlement process. On December 8, 2021, the Company appealed the assessment of additional late fees. Additionally, the Company requested that NW Bio GmbH be deregistered from the trade register, as it no longer had current operations. The deregistration was granted effective December 31, 2021. Between January 2022 and July 2022, the Company received tax bills for the corporate and trade taxes for the 2016-2020 tax years that totaled approximately €222,000 (approximately $241,000). On July 27, 2022, the Company was informed that the German Tax Authorities were prepared to waive €135,000 (approximately $147,000) of the penalties. The Company offered to pay this reduced penalty if an extended payment plan was approved. A response was received dated November 14, 2022 indicating that the tax authority would not be able to grant a further deferral of payment of these penalties. In a letter dated December 27, 2022, the Leipzig tax authority sent letters to the former and current managing directors of NW Bio GmbH giving 30 days to respond to a tax liability questionnaire. Based on the responses to the liability questionnaires the tax authorities have currently not directed any further measures against former and current managing directors of NW Bio GmbH with respect to tax liability proceedings. The Company currently has accrued for the current amounts owed for these penalties of €377,000 (approximately $410,000) as well as for all unpaid taxes as of June 30, 2023. Based on the Company’s current operating state in Germany and the negotiations, the Company believes, based on its evaluation under ASC 740, that the resolution of these tax matters will not likely result in a net material charge to the Company.

Other Contingent Payment Obligation

Between May and June 2023, the Company entered into certain non-dilutive funding agreements with multiple investors, pursuant to which the Company received funding of $4.1 million related to a gain contingency. These agreements are accounted for under ASC 470 and are recognized as contingent payment obligations on the Company’s condensed consolidated balance sheet. The Company’s payment obligations only apply when such are received by the Company.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

13. Subsequent Events

Between July 1, 2023 and August 9, 2023, the Company received $2.1 million in funding from the sale of preferred shares and proceeds of debt arrangements and proceeds related to a gain contingency.

Between July 1, 2023 and August 9, 2023, the Company issued approximately 84,000 shares of Series C preferred stock for proceeds of $1.1 million.

In July 2023, approximately 24,000 Series C Shares with a book value of $0.4 million were converted into 0.6 million common shares in accordance with their terms at a ratio of 1:25.

Between July and August 2, 2023, the Company issued approximately 4.9 million shares of common stock to a lender in lieu of cash payments on $2.5 million of outstanding debt, including $0.1 million interest. The Company also issued 0.3 million shares of common stock to that lender to extinguish $0.2 million Share liability.

On July 11, 2023, the Company entered into a one-year convertible note (the “July Convertible Note”) with an individual investor (the “Holder”) with an aggregate principal amount of $0.5 million. The Company received $0.5 million cash from the July Convertible Note. The July Convertible Note bears interest at 10% per annum, and is convertible into Series C preferred shares at $12.50 per share at the Holder’s sole option. The Series C preferred shares are convertible into common stock 30 days after the debt conversion date. Each Series C preferred share is convertible into 25 shares of common stock.

Between July 1, 2023 and August 9, 2023, the Company received $0.5 million in additional non-dilutive funding related to a gain contingency.

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

The trial results were presented at a scientific conference in May 2022, and were reported in a peer reviewed publication in JAMA Oncology, a top scientific and medical journal.

In June 2023, the Company presented substantial information from analyses conducted by independent experts on the underlying biology and mechanism of action of its DCVax technology at an Industry Theater presentation during the ASCO (American Society of Clinical Oncology) conference. The Company is pursuing further analyses by independent experts, and plans to present further information at an appropriate future conference.

The Company is now in the final stages of preparing an application for regulatory approval of DCVax-L. The Company is working with teams of specialized consultants on preparation of the application package as well as related activities. One of the pre-requisites - obtaining regulatory approval of a Pediatric Investigation Plan (PIP) - was completed during 2022 on an accelerated basis, including regulatory approval to use the same trial design with external controls as was used in the Company’s Phase 3 trial.

In parallel with preparing the application for approval of DCVax-L, the Company is working with the contract research organization (CRO) and with specialized consultants on preparing the Trial Master File and sites to be inspection-ready for regulators.

The Company and the CRO continue to conduct long-term follow-up in connection with the Phase III trial of DCVax-L, as there are still patients alive.

The Company and Advent are working together to prepare for potential commercial operations. The buildout of Phase 1B of the Sawston facility, which had been under way since last year, has been completed. On July 24, 2023 the Company changed the name of its UK subsidiary from Aracaris Limited to Northwest Biotherapeutics Limited.

The Company’s wholly owned subsidiary, Flaskworks, is continuing its development work to optimize a system for closed and automated manufacturing of DCVax-L products, including optimizing yields. The Company views this as a centerpiece of efforts toward scale-up for potential commercial operations.

Supply chain issues and equipment backlogs continue to be factors affecting operations both for Advent and for Flaskworks. This includes months-long backlogs for certain equipment and materials. However, the work is progressing in spite of the backlogs.

The Company is in active discussions in regard to certain combination treatment regimens, and is planning for certain strategic trials with such combination treatments.

In the future, we plan to conduct clinical trials of DCVax-L for other types of solid tumor cancers, beyond brain cancer, when resources permit. Our second product, DCVax®-Direct, is designed to treat inoperable solid tumors. A 40-patient Phase I trial has been completed and it included treatment of a diverse range of more than a dozen types of cancers. We plan to work on preparations for Phase II trials of DCVax-Direct as resources permit.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses.

On an ongoing basis, we evaluate our estimates and judgments, including those related to derivative liabilities, accrued expenses and stock-based compensation. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates, particularly given the significant social and economic disruptions and uncertainties associated with the lingering effects from the coronavirus pandemic (“COVID-19”) and the COVID-19 control responses.

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

Results of Operations

Operating costs:

Our operating costs and expenses consist primarily of research and development (R&D) expenses. R&D expenses include clinical trial expenses, and increased costs after completion of a Phase III trial, especially for the extensive preparations, and teams of expert consultants, required for an application for product approval.

In addition to clinical trial and post-trial costs, our operating costs may include ongoing work relating to our DCVax products, including R&D, product characterization, manufacturing process development, quality control process development, and related matters. Additional substantial costs relate to the development and expansion of manufacturing capacity.

Our operating costs also include the costs of preparations for the launch of new or expanded clinical trial programs, such as our anticipated trials of combination treatment regimens. The preparation costs include payments to regulatory consultants, lawyers, statisticians, sites and others, evaluation of potential investigators, the clinical trial sites and the CROs managing the trials and other service providers, and expenses related to institutional approvals, clinical trial agreements (business contracts with sites), training of medical and other site personnel, trial supplies and other.

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

Three Months Ended June 30, 2023 and 2022

We recognized a net loss of $14.4 million and $29.7 million for the three months ended June 30, 2023 and 2022, respectively.

Research and Development Expense

For the three months ended June 30, 2023 and 2022, research and development expense was $6.2 million and $13.6 million, respectively. The decrease in 2023 was mainly related to the following factors:

●	We incurred $0.1 million and $9.1 million R&D expense related to one-time milestone activities under the SOW 6 with Advent BioServices for the three months ended June 30, 2023 and 2022, respectively. We completed 9 out of the total 10 one-time milestones as of March 31, 2023, and therefore, we only expensed $0.1 million for the three months ended June 30, 2023 related to the remaining one milestone. During the three months ended June 30, 2022, we expensed $3.8 million (but only paid $0.5 million) for one-time cash milestones and $5.3 million (but only issued 1.5 million shares of common stock at fair value of $1.4 million) for one-time stock-based milestones that we believe are probable to be achieved and hence to become payable during the contract period.
●	The stock-based compensation in research and development related to stock options and Flaskworks performance-based awards were reduced by $0.5 million during the three months ended June 30, 2023 compared to the same period in 2022, which was related to less amortization related to previously granted awards.
●	An increased level of research and development activities in 2023 compared to 2022, which resulted in other R&D expenses increased by approximate $2.0 million.

General and Administrative Expense

For the three months ended June 30, 2023 and 2022, general and administrative expenses was $7.6 million and $7.9 million, respectively. The decrease in 2023 was mainly related to a decrease of $0.3 million in consulting expense and $0.4 million in travel and conference expenses, which is partly offset by an increase of $0.2 million in stock-based compensation.

Change in Fair Value of Derivatives

We recognized a non-cash gain of $0.1 million and a non-cash loss of $4.3 million for the three months ended June 30, 2023 and 2022, respectively. The non-cash gain in 2023 was primarily due to the decrease of our stock price.

The 2022 loss was primarily due to the extension of the exercise periods of certain warrants and offset by a decrease of stock price as of June 30, 2022 compared to March 31, 2022.

Debt Extinguishment

During the three months ended June 30, 2023, we issued approximately 6.9 million shares of common stock with a fair value of $3.9 million to certain lenders in lieu of cash payments of $3.2 million of debt, including $0.5 million accrued interest. In addition, pursuant to exchange agreements executed with various holders, the Company is required to potentially issue additional common stock (the “Share liability”) if the stock price is less than the price defined in the exchange agreement as of the true-up date. During the three months ended June 30, 2023, we extinguished Share liabilities of $0.4 million and recognized an additional $0.1 million of Share liabilities. We recognized an approximately $0.4 million debt extinguishment loss during the three months ended June 30, 2023 from the debt redemption.

During the three months ended June 30, 2023, we issued approximately 13,000 shares of Series C preferred stock at fair value of $0.2 million to certain lenders in lieu of cash payments of $0.2 million debt, including $25,000 accrued interest. We recognized an approximately $24,000 debt extinguishment loss.

Interest Expense

During the three months ended and June 30, 2023 and 2022, we recorded interest expense of $1.3 million and $1.4 million, respectively. The decrease in interest expense in 2023 was mainly related to a decrease of outstanding debt as a result of the redemption of approximate $18.1 million debt in 2022.

Foreign currency transaction gain (loss)

During the three months ended and June 30, 2023 and 2022, we recognized foreign currency transaction gain of $0.7 million and loss of $2.8 million, respectively. The gain during the three months ended June 30, 2023 was due to the weakening of the U.S. dollar relative to the British pound sterling, while the loss during the three months ended March 31, 2022 was due to the strengthening of the U.S. dollar relative to the British pound sterling.

Six Months Ended June 30, 2023 and 2022

We recognized a net loss of $25.1 million and $43.9 million for the six months ended June 30, 2023 and 2022, respectively.

Research and Development Expense

For the six months ended June 30, 2023 and 2022, research and development expense was $13.1 million and $18.5 million, respectively. The decrease in 2023 was mainly related to the followings:

●	We incurred $1.4 million and $9.1 million R&D expense related to one-time milestone activities under the SOW 6 with Advent BioServices for the six months ended June 30, 2023 and 2022, respectively. Advent had completed 7 out of the total 10 one-time milestones as of December 31, 2022, and majority of the one-time R&D expense was recognized in 2022. Therefore, we only expensed $1.4 million for the six months ended June 30, 2023 related to the remaining 3 milestones. During the six months ended June 30, 2022, we expensed $3.8 million (but only paid $0.5 million) for one-time cash milestones and $5.3 million (but only issued

1.5 million shares of common stock at fair value of $1.4 million) for one-time stock-based milestones that we believe are probable to be achieved and hence to become payable during the contract period.
●	The stock-based compensation in research and development related to stock options and Flaskworks performance-based awards were reduced by $0.8 million during the six months ended June 30, 2023 compared to the same period in 2022, which was related to less amortization related to previously granted awards.
●	An increased level of research and development activities in 2023 compared to 2022, which resulted in other R&D expenses increasing by approximately $3.0 million.

General and Administrative Expense

For the six months ended June 30, 2023 and 2022, general and administrative expenses was $14.5 million and $15.8 million, respectively. The decrease in 2023 was mainly related to a decrease of $1.2 million in consulting expense and $0.4 million in travel and conference expenses, which is offset by an increase of $0.1 million in stock-based compensation.

Change in Fair Value of Derivatives

We recognized a non-cash gain of $4.0 million and a non-cash loss of $3.7 million for the six months ended June 30, 2023 and 2022, respectively. The non-cash gain in 2023 was primarily due to the decrease of our stock price.

The 2022 loss was primarily due to the extension of the exercise periods of certain warrants and offset by a decrease of stock price as of June 30, 2022 compared to December 31, 2021.

Debt Extinguishment

During the six months ended June 30, 2023, we issued approximately 15.2 million shares of common stock with a fair value of $9.6 million to certain lenders in lieu of cash payments of $7.4 million of debt, including $0.7 million accrued interest. In addition, pursuant to exchange agreements executed with various holders, the Company is required to potentially issue additional common stock (the “Share liability”) if the stock price is less than the price defined in the exchange agreement as of the true-up date. During the six months ended June 30, 2023, we extinguished Share liabilities of $1.1 million and recognized an additional $0.6 million of Share liabilities. We recognized an approximately $1.8 million debt extinguishment loss during the six months ended June 30, 2023 from the debt redemption.

During the six months ended June 30, 2023, we issued approximately 56,000 shares of Series C preferred stock at fair value of $1.0 million to certain lenders in lieu of cash payments of $0.9 million debt, including $0.1 million accrued interest. We recognized an approximately $0.1 million debt extinguishment loss.

Interest Expense

During the six months ended and June 30, 2023 and 2022, we recorded interest expense of $2.3 million and $3.3 million, respectively. The decrease in interest expense in 2023 was mainly related to a decrease of outstanding debt as a result of the redemption of approximate $18.1 million debt in 2022.

Foreign currency transaction gain (loss)

During the three months ended and June 30, 2023 and 2022, we recognized foreign currency transaction gain of $1.6 million and loss of $3.7 million, respectively. The gain during the six months ended June 30, 2023 was due to the weakening of the U.S. dollar relative to the British pound sterling, while the loss during the six months ended June 30, 2022 was due to the strengthening of the U.S. dollar relative to the British pound sterling.

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

Cash Flow

Operating Activities

During the six months ended June 30, 2023 and 2022, net cash outflows from operations were approximately $22.8 million and $27.8 million, respectively. The decrease in cash used in operating activities was primarily attributable to a decrease of $4.2 million in payments to external service providers and a decrease of $0.8 million interest payments to note holders.

Investing Activities

We spent approximately $2.6 million and $0.5 million in cash for the purchase of additional equipment and our build out in Sawston, UK during the six months ended June 30, 2023 and 2022, respectively.

Financing Activities

We received approximately $4.8 million of cash from issuance of 0.3 million shares of Series C convertible preferred stock during the six months ended June 30, 2023.

During the six months ended June 30, 2023, we received approximately $10.0 million in cash proceeds from the issuance of a loan to a commercial lender, and during the six months ended June 30, 2022, we received approximately $0.6 million in cash proceeds from the issuance of multiple loans to individual lenders.

We received approximately $1.6 million and $9.6 million of cash from the exercise of warrants during the three months ended June 30, 2023 and 2022, respectively.

We received approximately $9.5 million of cash from issuance of 13.1 million shares of common stock during the six months ended June 30, 2022.

We received approximately $1.1 million of cash from issuance of convertible notes to individual lenders during the six months ended June 30, 2023.

We received $4.1 million from issuance of non-dilutive funding agreements during the six months ended June 30, 2023.

We made aggregate debt payments of $0.2 million and $5.3 million during the six months ended June 30, 2023 and 2022, respectively.

We made repayment of $0.1 million of investor advances during the six months ended June 30, 2023.

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

Based on our analysis, as of June 30, 2023, the effect of a 100+/- basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss are considered immaterial.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2023, of the design and operation of our disclosure controls and procedures, as such terms are defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, management concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the most recent quarter with respect to our operations, which materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

On December 1, 2022, we filed a Complaint in the United States District Court for the Southern District of New York against certain market makers. The Complaint alleges that the defendants engaged in manipulation of the Company’s stock, in violation of the Securities Exchange Act of 1934 and common law fraud, over a period of years. On March 20, 2023, the defendants filed a Motion to Dismiss the Complaint.  On April 10, 2023, we filed an Amended Complaint against Canaccord Genuity LLC, Citadel Securities LLC, G1 Execution Services LLC, GTS Securities LLC, Instinet LLC, Lime Trading Corp., and Virtu Americas LLC (Northwest Biotherapeutics Inc. v. Canaccord, et al., No. 1:22-cv-10185-GHW-GWG).  The Company plans to pursue this case vigorously.

As previously reported, three stockholders filed in the Delaware Court of Chancery three similar derivative lawsuits against the Company and certain of its directors and officers, including J. Cofer Black, Marnix L. Bosch, Alton L. Boynton, Leslie J. Goldman, Jerry Jasinowski, Navid Malik, and Linda F. Powers (the “Individual Defendants”), alleging the Individual Defendants (i) breached their fiduciary duties, and (ii) were unjustly enriched by director and officer compensation awarded to the Individual Defendants—notwithstanding the fact that approximately 90% of shareholders voted to approve of the Company’s executive compensation (the same compensation that these three stockholders are seeking to challenge) through its Say on Pay vote, and the director awards are subject to shareholder approval. On March 31, 2022, the Delaware Court of Chancery consolidated these actions into a single action under the caption In re Northwest Biotherapeutics, Inc. Stockholder Litigation (the “Derivative Action”).

The Company believes these cases are baseless and is vigorously contesting the Derivative Action.On December 30, 2022, shareholders approved the challenged grants to the directors and ratified the challenged awards to the officers. On February 22, 2023, the Company filed a Motion to Dismiss the case. The parties fully briefed the motion in April 2023 and oral argument on the motion is scheduled for September 2023.

Item 1A. Risk Factors

Applicable risk factors are set forth in the Company’s report on Form 10-K for 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

21.1	Subsidiaries of the Registrant

21.2	Certificate of Incorporation on Change of Name

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

NORTHWEST BIOTHERAPEUTICS, INC

Dated: August 9, 2023	By:	/s/ Linda F. Powers
		Name:	Linda F. Powers

		Title:	President and Chief Executive Officer

Principal Executive Officer

Principal Financial and Accounting Officer