Form 10-Q
period 2023-09-30
NORTHWEST BIOTHERAPEUTICS INC
filed 2023-11-09
CIK 1072379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 6, 2023, the total number of shares of common stock, par value $0.001 per share, outstanding was 1,153,846,907.

NORTHWEST BIOTHERAPEUTICS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,097	$6,965
Prepaid expenses and other current assets	1,745	2,460
Share receivable	610	—
Total current assets	8,452	9,425

Non-current assets:
Property, plant and equipment, net	16,751	13,418
Construction in progress	—	2,028
Right-of-use asset, net	4,014	4,189
Indefinite-lived intangible asset	1,292	1,292
Goodwill	626	626
Other assets	357	345
Total non-current assets	23,040	21,898

TOTAL ASSETS	$31,492	$31,323

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$12,331	$10,687
Accounts payable and accrued expenses to related parties and affiliates	4,716	6,955
Convertible notes, net	3,451	135
Convertible notes at fair value	10,250	—
Notes payable, net	8,198	15,403
Contingent payable derivative liability	8,882	8,668
Warrant liability	1,019	80,559
Investor advances	7	2,566
Share liability	—	678
Lease liabilities	369	354
Total current liabilities	49,223	126,005

Non-current liabilities:
Notes payable, net of current portion, net	11,038	5,991
Lease liabilities, net of current portion	4,134	4,370
Contingent payment obligation	4,550	—
Total non-current liabilities	19,722	10,361

Total liabilities	68,945	136,366

COMMITMENTS AND CONTINGENCIES (Note 12)

Mezzanine equity:
Series C Convertible Preferred Stock, 10,000,000 shares designated; 1.8 million and 1.4 million shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively; aggregate liquidation preference of $26.0 million and $22.3 million as of September 30, 2023 and December 31, 2022, respectively	27,666	23,060
Stockholders’ deficit:
Preferred stock ($0.001 par value); 100,000,000 shares authorized as of September 30, 2023 and December 31, 2022, respectively	—	—
Common stock ($0.001 par value); 1,700,000,000 shares authorized; 1,145.1 million and 1,068.4 million shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	1,145	1,068
Additional paid-in capital	1,271,327	1,164,885
Stock subscription receivable	(79)	(79)
Accumulated deficit	(1,340,802)	(1,297,122)
Accumulated other comprehensive income	3,290	3,145
Total stockholders’ deficit	(65,119)	(128,103)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$31,492	$31,323

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Research and other	$406	$206	$1,487	$1,086
Total revenues	406	206	1,487	1,086
Operating costs and expenses:
Research and development	7,201	7,694	20,276	26,159
General and administrative	7,030	8,130	21,577	23,930
Total operating costs and expenses	14,231	15,824	41,853	50,089
Loss from operations	(13,825)	(15,618)	(40,366)	(49,003)
Other income (expense):
Change in fair value of derivative liabilities	(112)	(12,169)	3,875	(15,883)
Change in fair value of share receivable	487	—	534	—
Loss from extinguishment of debt	(1,768)	(456)	(3,648)	(156)
Interest expense	(1,670)	(1,512)	(3,999)	(4,847)
Foreign currency transaction loss	(1,692)	(3,097)	(76)	(6,845)
Total other loss	(4,755)	(17,234)	(3,314)	(27,731)
Net loss	(18,580)	(32,852)	(43,680)	(76,734)
Deemed dividend related to warrant modification	(519)	—	(1,433)	—
Net loss attributable to common stockholders	$(19,099)	$(32,852)	$(45,113)	$(76,734)

Other comprehensive income (loss)
Foreign currency translation adjustment	1,397	2,773	145	5,956
Total comprehensive loss	$(17,702)	$(30,079)	$(44,968)	$(70,778)

Net loss per share applicable to common stockholders
Basic	$(0.02)	$(0.03)	$(0.04)	$(0.08)
Diluted	$(0.02)	$(0.03)	$(0.04)	$(0.08)

Weighted average shares used in computing basic loss per share	1,134,359	1,040,982	1,106,111	1,001,703
Weighted average shares used in computing diluted loss per share	1,134,359	1,040,982	1,106,111	1,001,703

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

(Unaudited)

	For the Three Months Ended September 30, 2023
	Mezzanine equity							Accumulated
	Series C Covertible				Additional			Other	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Par value	Capital	Receivable	Deficit	Income	Deficit
Balances at July 1, 2023	1,546	$25,385	1,115,183	$1,115	$1,258,259	$(79)	$(1,322,222)	$1,893	$(61,034)
Issuance of Series C convertible preferred stock for cash	405	5,143	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock in lieu of debt redemption	—	—	—	—	—	—	—	—	—
Series C convertible preferred stock conversion	(186)	(2,974)	4,651	4	2,970	—	—	—	2,974
Warrants exercised for cash	—	—	128	—	32	—	—	—	32
Cashless warrants and stock options exercise	—	—	10,554	11	(11)	—	—	—	—
Issuance of common stock for conversion of debt and accrued interest	—	—	12,403	13	7,907	—	—	—	7,920
Stock-based compensation	8	112	2,164	2	1,563	—	—	—	1,565
Net loss	—	—	—	—	—	—	(18,580)	—	(18,580)
Warrants modfication	—	—	—	—	1,126	—	—	—	1,126
Deemed dividend related to warrants modification	—	—	—	—	(519)	—	—	—	(519)
Cumulative translation adjustment	—	—	—	—	—	—	—	1,397	1,397
Balances at September 30, 2023	1,773	$27,666	1,145,083	$1,145	$1,271,327	$(79)	$(1,340,802)	$3,290	$(65,119)

	For the Three Months Ended September 30, 2022
								Accumulated
	Series C Covertible				Additional			Other	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Par value	Capital	Receivable	Deficit	Income	Deficit
Balances at July 1, 2022	—	$—	1,034,475	$1,034	$1,139,811	$(79)	$(1,235,972)	$3,540	$(91,666)
Issuance of Series C convertible preferred stock for cash	704	10,904	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock in lieu of debt redemption	126	1,978	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock by common stock warrant exercise	55	329	—	—	—	—	—	—	—
Warrants exercised for cash	—	—	1,926	2	428	—	—	—	430
Reclassification of warrant liabilities related to warrants exercised for cash	—	535	—	—	2,402	—	—	—	2,402
Cashless warrants and stock options exercised	—	—	5,321	5	(5)	—	—	—	—
Reclassification of warrant liabilities related to cashless warrants exercise	—	—	—	—	1,421	—	—	—	1,421
Issuance of common stock for conversion of debt and accrued interest	—	—	6,892	7	5,274	—	—	—	5,281
Stock-based compensation	—	—	2,636	3	3,358	—	—	—	3,361
Fractional shares adjustment	—	—	10	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(32,852)	—	(32,852)
Cumulative translation adjustment	—	—	—	—	—	—	—	2,773	2,773
Balances at September 30, 2022	885	$13,746	1,051,260	$1,051	$1,152,689	$(79)	$(1,268,824)	$6,313	$(108,850)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30, 2023
	Mezzanine equity							Accumulated
	Series C Covertible				Additional			Other	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Par value	Capital	Receivable	Deficit	Income	Deficit
Balances at January 1, 2023	1,415	$23,060	1,068,394	$1,068	$1,164,885	$(79)	$(1,297,122)	$3,145	$(128,103)
Issuance of Series C convertible preferred stock for cash	729	9,899	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock in lieu of debt redemption	56	1,013	—	—	—	—	—	—	—
Series C convertible preferred stock conversion	(443)	(6,536)	11,081	11	6,525	—	—	—	6,536
Warrants exercised for cash	—	—	12,448	12	2,789	—	—	—	2,801
Cashless warrants and stock options exercise	—	—	20,433	21	(21)	—	—	—	—
Reclassification of warrant liabilities to stockholders’ deficit	—	—	—	—	76,258	—	—	—	76,258
Issuance of common stock for conversion of debt and accrued interest	—	—	27,563	28	17,456	—	—	—	17,484
Stock-based compensation	16	230	5,164	5	2,668	—	—	—	2,673
Net loss	—	—	—	—	—	—	(43,680)	—	(43,680)
Warrants modfication	—	—	—	—	2,200	—	—	—	2,200
Deemed dividend related to warrants modification	—	—	—	—	(1,433)	—	—	—	(1,433)
Cumulative translation adjustment	—	—	—	—	—	—	—	145	145
Balances at September 30, 2023	1,773	$27,666	1,145,083	$1,145	$1,271,327	$(79)	$(1,340,802)	$3,290	$(65,119)

	For the Nine Months Ended September 30, 2022
								Accumulated
	Series C Covertible				Additional			Other	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Par value	Capital	Receivable	Deficit	Income	Deficit
Balances at January 1, 2022	—	$—	948,445	$948	$1,066,873	$(79)	$(1,192,090)	$357	$(123,991)
Issuance of Series C convertible preferred stock for cash	704	10,904	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock in lieu of debt redemption	126	1,978	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock by common stock warrant exercise	55	329	—	—	—	—	—	—	—
Issuance of common stock for cash	—	—	13,147	13	9,676	—	—	—	9,689
Warrants exercised for cash	—	—	40,929	41	9,945	—	—	—	9,986
Reclassification of warrant liabilities related to warrants exercised for cash	—	535	—	—	22,090	—	—	—	22,090
Cashless warrants and stock options exercise	—	—	34,224	34	(34)	—	—	—	—
Reclassification of warrant liabilities related to cashless warrants exercise	—	—	—	—	26,800	—	—	—	26,800
Issuance of common stock for conversion of debt and accrued interest	—	—	10,374	11	7,602	—	—	—	7,613
Stock-based compensation	—	—	4,141	4	9,737	—	—	—	9,741
Net loss	—	—	—	—	—	—	(76,734)	—	(76,734)
Cumulative translation adjustment	—	—	—	—	—	—	—	5,956	5,956
Balances at September 30, 2022	885	$13,746	1,051,260	$1,051	$1,152,689	$(79)	$(1,268,824)	$6,313	$(108,850)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the nine months ended
	September 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(43,680)	$(76,734)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	1,101	934
Amortization of debt discount	2,006	2,111
Change in fair value of derivatives	(3,875)	15,883
Change in fair value of share receivable	(534)	—
Loss from extinguishment of debt	3,648	156
Amortization of operating lease right-of-use asset	211	184
Stock-based compensation for services	2,833	9,741
Warrant modifications associated with convertible notes under fair value option	287	—
Subtotal of non-cash charges	5,677	29,009
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	802	(310)
Other non-current assets	(13)	633
Accounts payable and accrued expenses	2,657	1,251
Related party accounts payable and accrued expenses	(2,239)	2,127
Lease liabilities	117	98
Net cash used in operating activities	(36,679)	(43,926)
Cash Flows from Investing Activities:
Purchase of equipment and construction in progress	(3,019)	(742)
Net cash used in investing activities	(3,019)	(742)
Cash Flows from Financing Activities:
Proceeds from issuance of Series C convertible preferred stock	9,899	10,904
Proceeds from issuance of Series C convertible preferred stock by common stock warrant exercise, net of debt redemption	—	52
Proceeds from issuance of common stock	—	9,465
Proceeds from exercise of warrants	1,598	9,986
Proceeds from investor advance	7	—
Proceeds from issuance of notes payable, net	10,000	5,600
Proceeds from issuance of convertible notes payable, net	12,699	—
Proceeds from contingent payment obligation	4,550	—
Repayment of notes payable	(210)	(5,390)
Repayment of investor advances	(200)	—
Net cash provided by financing activities	38,343	30,617
Effect of exchange rate changes on cash and cash equivalents	487	8,307
Net decrease in cash and cash equivalents	(868)	(5,744)

Cash and cash equivalents, beginning of the period	6,965	15,169
Cash and cash equivalents, end of the period	$6,097	$9,425

Supplemental disclosure of cash flow information
Interest payments on notes payable	$(30)	$(912)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the nine months ended
	September 30,
	2023	2022
Supplemental schedule of non-cash investing and financing activities:
Cashless warrants and stock options exercise	$21	$34
Reclassification of warrant liabilities related to warrants exercised for cash	$—	$22,625
Reclassification of warrant liabilities to stockholders’ deficit	$76,258	$—
Reclassification of warrant liabilities related to cashless warrants exercise	$—	$26,800
Reclassisifcation of investor advances to convertible notes payable	$1,163	$—
Reclassisifcation of investor advances to stockholders’ deficit	$1,203	$—
Issuance of common stock for conversion of debt and accrued interest	$17,484	$7,054
Issuance of Series C convertible preferred stock in lieu of debt redemption	$1,013	$1,978
Exercise common stock warrants by debt redemption	$—	$277
Series C convertible preferred stock conversion	$6,536	$—
Capital expenditures included in accounts payable	$71	$4
Reclassification between shares payable and equity	$—	$250
Deemed dividend related to warrant modification	$1,433	$—

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

The Company has completed a Phase 3 clinical trial of its DCVax®-L product for glioblastoma brain cancer, has publicly reported the results in a peer reviewed publication in a medical journal as well as at a medical conference, and is working on final preparations for filing an application for regulatory approval of the product.

2. Financial Condition, Going Concern and Management Plans

The Company has incurred annual net operating losses since its inception. The Company had a net loss of $45.1 million for the nine months ended September 30, 2023. The Company used approximately $36.7 million of cash in its operating activities during the nine months ended September 30, 2023.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company uses to prepare its annual audited consolidated financial statements. The condensed consolidated balance sheet as of September 30, 2023, condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2023 and 2022, condensed consolidated statement of stockholders’ deficit for the three and nine months ended September

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

30, 2023 and 2022, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023 or for any future interim period. The condensed consolidated balance sheet at December 31, 2022 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2022 and notes thereto included in the Company’s annual report on Form 10-K (the “2022 Annual Report”), which was filed with the SEC on February 28, 2023.

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

Sequencing

The Company adopted a sequencing policy under ASC 815-40-35 to determine if reclassification of contracts from equity to liabilities is necessary pursuant to ASC 815 due to the Company’s inability to demonstrate it has sufficient authorized shares. Certain contracts were classified as liabilities as the result of the instruments containing a potentially indeterminable number of shares and, most recently, due to the Company entering into agreements providing for the potential issuance of more shares than authorized. While temporary suspensions are in place to keep the potential exercises beneath the number authorized, certain instruments are classified as liabilities, after allocating available authorized shares on the basis of the earliest grant date of potentially dilutive instruments. Pursuant to ASC 815, issuance of stock-based awards to the Company’s employees, non-employees or directors are not subject to the sequencing policy.

On January 9, 2023, the Company filed a Certificate of Amendment of its Seventh Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of the State of Delaware, which effected an increase in the Company’s authorized shares of common stock, from 1.2 billion to 1.7 billion, par value $0.001 per share. As a result of this increase in authorized shares, the liability-classified warrants were reclassified to equity. Approximately 141 million warrants, with a value of approximately $76.3 million, to purchase shares of the Company’s common stock were reclassified from liabilities to equity on January 9, 2023. The remaining balance of $1.0 million in warrant liability as of September 30, 2023 was related to certain conditional rights to independently purchase shares from the Company in a future raise of capital (the “Piggy-back Rights”).

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

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

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

Convertible Notes under Fair Value Option

The Company accounts for certain convertible notes issued in August and September 2023 on an instrument-by-instrument basis under the fair value option (“FVO”) election of ASC Topic 825, Financial Instruments (“ASC 825”). The convertible notes accounted for under the FVO election are each debt host financial instruments containing embedded features wherein the entire financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Changes in the estimated fair value of the convertible notes are recorded as a component of Other (expense) income in the consolidated statements of operations, except that the change in estimated fair value attributable to a change in the instrument-specific credit risks is recognized as a component of other comprehensive income. As a result of electing the FVO, issuance costs related to the convertible notes are expensed as incurred.

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

4. Fair Value Measurements

In accordance with ASC 820 (Fair Value Measurements and Disclosures), the Company uses various inputs to measure the fair value of liabilities related to certain embedded conversion features associated with convertible debt, share liability (receivable), and the contingent payable to Cognate BioServices on a recurring basis to determine the fair value of these liabilities. The Company also elects the FVO for certain eligible financial instruments, such as convertible notes, in order to simplify the accounting treatment.

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

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of September 30, 2023 and December 31, 2022 (in thousands):

	Fair value measured at September 30, 2023
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	September 30, 2023	(Level 1)	(Level 2)	(Level 3)
Share receivable	$610	$—	$—	$610

Warrant liability	$1,019	$—	$—	$1,019
Contingent payable derivative liability	8,882	—	—	8,882
Convertible notes	10,250			10,250
Total fair value	$20,151	$—	$—	$20,151

	Fair value measured at December 31, 2022
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$80,559	$—	$—	$80,559
Embedded redemption option	807	—	—	807
Contingent payable derivative liability	8,668	—	—	8,668
Share liability	678			678
Total fair value	$90,712	$—	$—	$90,712

There were no transfers between Level 1, 2 or 3 during the nine-month period ended September 30, 2023.

The following table presents changes in Level 3 liabilities measured at fair value for the nine-month period ended September 30, 2023. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

	Warrant		Embedded	Contingent Payable	Liability	Convertible
	Liability		Redemption Option	Derivative Liability	(Receivable)	Notes	Total
Balance - January 1, 2023	$80,559		$807	$8,668	$678	$—	$90,712
Additional share liability	—		—	—	508	—	508
Additional convertible notes at fair value	—		—	—	—	10,250	10,250
Redemption of share liability	—		—	—	(1,262)	—	(1,262)
Reclassification of warrant liabilities	(76,258)		—	—	—	—	(76,258)
Change in fair value	(3,282)		(807)	214	(534)	—	(4,409)
Balance - September 30, 2023	$1,019	(1)	$—	$8,882	$(610)	$10,250	$19,541
(1)	The remaining balance of $1.0 million in warrant liability as of September 30, 2023 was related to certain conditional rights to independently purchase shares from the Company in a future raise of capital (the “Piggy-back Rights”). The Company accounted for the Piggy-back Rights as a freestanding financial instrument, which was classified as a liability at fair value on the Condensed Consolidated Balance Sheet.
(2)	The convertible notes issued between August and September 2023 with a principal amount of $10.3 million at September 30, 2023 were accounted for using the FVO election. Under the FVO election, the financial instrument is initially measured at its issue-date estimated fair value and subsequently re-measured at estimated fair value on a recurring basis at each reporting period date. Items for which the FVO has been elected are presented at fair value in the condensed consolidated balance sheets. The change in fair value for the three months ended September 30, 2023 was de-minimis.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

On January 9, 2023, the Company reclassified the fair value of the warrant liability of $76.3 million into the additional paid-in capital. The change in fair value of the common stock warrant liability of $2.3 million between December 31, 2022 and January 9, 2023 is reflected in “Change in fair value of derivative liabilities” in the accompanying condensed consolidated statements of comprehensive loss for the nine months ended September 30, 2023.

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities and embedded conversion feature that are categorized within Level 3 of the fair value hierarchy as of September 30, 2023, January 9, 2023 (the reclassification date) and December 31, 2022 is as follows:

	As of September 30, 2023		As of January 9, 2023
	Share	Contingent Payable	Warrant
	Receivable	Derivative Liability	Liability
Strike price	$0.56	$0.91 *	$0.31
Contractual term (years)	0.04	1.13	1.46
Volatility (annual)	73%	73%	87%
Risk-free rate	5.6%	5.5%	4.3%
Dividend yield (per share)	0%	0%	0%

	As of December 31, 2022
	Warrant	Share	Contingent Payable
	Liability	Liability	Derivative Liability
Strike price	$0.31	$0.78 *	$0.78 *
Contractual term (years)	1.5	0.1	0.6
Volatility (annual)	86%	76%	77%
Risk-free rate	4.3%	2.0%	4.8%
Dividend yield (per share)	0%	0%	0%
*	The strike price assumes the current stock price as of September 30, 2023 and December 31, 2022

The key unobservable inputs for Piggy-back rights that was included in the warrant liability as of September 30, 2023 and December 31, 2022 was the assumption of the estimated remaining life which was based on the estimate of the next qualified financing.

5. Stock-based Compensation

The following table summarizes total stock-based compensation expense for the three and nine months ended September 30, 2023 and 2022 (in thousands).

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Research and development	$1,118	$921	$1,562	$2,072
Research and development - related party
Milestones achieved (1)	9	195	578	2,120
Future milestones (2)	24	1,205	115	4,620
General and administrative	471	1,040	578	929
Total stock-based compensation expense	$1,622	$3,361	$2,833	$9,741

The related party amounts were for milestone incentives that either were earned or are deemed probable to be achieved in the future and become issuable at that time (as detailed below in Restricted Stock Awards).

(1)	During the nine months ended September 30, 2023, the Company recognized the remaining $0.6 million stock-based compensation related to the achieved milestones (obtaining a commercial manufacturing license from the MHRA and completion of drafting key

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

portions of the application for product approval). The Company had previously recognized $2.6 million stock-based compensation related to these two milestones as of December 31, 2022.

The $2.1 million expense recognized in 2022 covered 3 one-time milestones: 2 required licenses for the Sawston facility (licenses from the Human Tissue Authority and from the MHRA for manufacturing for clinical trials and compassionate use cases) and a workstream related to Fill/Finish.

(2)	During the three and nine months ended September 30, 2023, the Company recognized and expensed (but did not issue shares for) the pro-rata portion of the remaining one-time milestone stock awards for submission the application for product approval to MHRA of $24,000 and $0.1 million, respectively.

During the three and nine months ended September 30, 2022, the Company recognized and expensed (but did not issue shares for) the pro-rata portion of 6 one-time milestones (partly stock): 5 workstreams (Comparability, Stability, Potency, Product Profile and Mechanism of Action) and one-time milestone for drafting and submission of key portions of the application for product approval of $1.2 million and $4.6 million, respectively.

The Black-Scholes option pricing model is used to estimate the fair value of stock options granted. The weighted average assumptions used in calculating the fair values of stock options that were granted during the nine months ended September 30, 2023 and 2022 was as follows:

	For the nine months ended
	September 30,
	2023	2022
Exercise price	$0.51	$0.65
Expected term (years)	6.4	3.9
Expected stock price volatility	84%	99%
Risk-free rate	4.5%	3.3%
Dividend yield (per share)	0%	0%

The total unrecognized stock compensation (primarily for consultants) cost was approximately $6.2 million as of September 30, 2023 and will be recognized over the next 1.9 years.

Stock Options

The following table summarizes stock option activity for options granted to key external experts during the nine months ended September 30, 2023 (amount in thousands, except per share number):

			Weighted Average
		Weighted	Remaining
	Number of	Average	Contractual Life	Total Intrinsic
	Shares	Exercise Price	(in years)	Value
Outstanding as of January 1, 2023	301,263	$0.34	7.0	$135,225
Granted(1)	20,220	0.51	6.3	—
Cashless exercised	(2,507)	0.45	—	—
Expired	(300)	0.83	—	—
Outstanding as of September 30, 2023	318,676	$0.34	6.3	$180,794
Options vested (2)	281,209	$0.33	6.3	$163,974
(1)	During the nine months ended September 30, 2023, the Company granted 20.2 million stock options (the “2023 Options”) with an exercise price ranging from $0.47 to $0.57 per share, to key external consultants who provide services to the Company. The 2023 Options contain both service and performance vesting conditions, which will vest over a service period, generally during the term of consulting agreement, or upon achievement of specific milestones.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(2)	An aggregate 153 million stock options held by Ms. Linda Powers, the Company’s Chief Executive Officer, and Mr. Leslie Goldman, the Company’s Senior Vice President, General Consul are subject to an agreement (the “Blocker Letter Agreement”) under which they cannot exercise any options or warrants except upon at least 61 days’ prior notice.

Restricted Stock Awards

Advent SOW 6

As previously reported, during April 2022, the Company’s Board approved, and the Company entered into a Statement of Work #6 (the “SOW 6”) with Advent BioServices, a related party of the Company, for five workstreams that are prerequisites for an application for regulatory approval of DCVax-L, for three required licenses for the Sawston facility and for drafting of key portions of the application for approval. The SOW provides for baseline costs and for one-time milestone incentives for successful completion of each of the workstreams, for the completion and submission of each application for product approval, and for obtaining regulatory approval of each of the three Sawston licenses. The milestone incentives will be a combination of cash and stock and are not paid until they are achieved. As also previously reported, the Company amended the SOW6 on September 26, 2022 (the “Amended SOW6”) to (1) extend the service period through September 30, 2023, and (2) clarify the assessment and application of the milestones, and (3) add a sixth workstream. (The potential cost for all unearned stock awards for milestones not yet achieved was re-measured on the modification date and will be further re-measured until the date the milestone award is achieved and the stock awards are earned.) If all of the 10 one-time milestones are achieved (i.e., for all six workstreams that are prerequisites for an application for product approval, for obtaining all three licenses required for the Sawston facility, and for the completion of key portions of the application for product approval), the aggregate stock-based compensation under the Amended SOW 6 will be 13.5 million shares (including the shares already earned and issued for the milestones already achieved) for an aggregate fair value of $10.1 million.

As of December 31, 2022, seven milestones were completed, including five workstreams and the regulatory approvals of two licenses required for the Sawston facility. An eighth milestone was partly completed and the stock component of that milestone was earned, but the cash portion of that eighth milestone was not yet earned.

On September 26, 2023, the Company further amended the SOW 6 (the “Second Amended SOW 6”) to extend the service period through March 31, 2024. As of the amendment date, the remaining unvested one-time milestone for submission of the application to MHRA for approval of DCVax-L was accounted as a Type I modification (probable to probable under FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). The previously remaining unrecognized compensation expense for total $17,000 is expected to be fully recognized by end of November 2023.

During the nine months ended September 30, 2023, milestones related to the workstream for Mechanism of Action, obtaining the commercial manufacturing license from the MHRA and completion of key portions of the application for product approval were completed. For this manufacturing license milestone, the Company recognized the remaining $0.5 million in expense in the condensed consolidated statements of operations and comprehensive loss and issued 3.0 million common shares. For the completion of the drafting of the MHRA application milestone, the Company recognized the remaining $0.1 million in expense in the condensed consolidated statements of operations and comprehensive loss and issued 1.5 million common shares.

Employee Compensation

In August 2023, the Company issued 0.6 million shares of common stock as a bonus payment to two staff employees. These shares were fully vested on the grant date. However, 0.3 million shares are subject to lock-up restrictions, prohibiting their sale or transfer within six months of the grant date. The Company recognized $0.3 million stock-based compensation which is based on the Company’s closing stock price on the grant date.

Other Service Agreement

During the nine months ended September 30, 2023, the Company issued 16,000 shares of Series C convertible preferred stock to an unrelated vendor who provided professional services for the Company. The fair value of the Series C convertible preferred stock on the issuance date was approximately $0.1 million, which will be expensed over a four-month service period. During the three and nine

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

months ended September 30, 2023, the Company recognized approximately $0.1  million and $0.2 million, respectively as part of general and administrative expenses.

6. Property, Plant and Equipment

Property, plant and equipment consist of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,	Estimated
	2023	2022	Useful Life
Leasehold improvements	$17,088	$13,070	Lesser of lease term or estimated useful life
Office furniture and equipment	460	300	3-5 years
Computer and manufacturing equipment and software	2,487	2,238	3-5 years
Land in the United Kingdom	83	82	NA
	20,118	15,690	NA
Less: accumulated depreciation	(3,367)	(2,272)
Total property, plant and equipment, net	$16,751	$13,418

Construction in progress	$—	$2,028

The construction works related to expanding the operational portion of its UK facility (Phase 1B) were completed and placed in service as of September 30, 2023. All costs associated with the Phase 1B build out were reclassified from construction in progress to leasehold improvements effective June 2023 and are being amortized over the estimated useful life of the facility.

Depreciation expense was approximately $1.1 million and $0.9 million for the nine months ended September 30, 2023, and 2022, respectively.

7. Outstanding Debt

The following two tables summarize outstanding debt as of September 30, 2023 and December 31, 2022, respectively (amount in thousands):

		Stated
		Interest	Conversion			Remaining	Carrying
	Maturity Date	Rate	Price		Face Value	Debt Discount	Value
Short term convertible notes payable
6% unsecured	Due	6%	$3.09		$135	$—	$135
8% unsecured	Various	8%	$0.50-$0.70	*	3,332	(516)	2,816
10% unsecured	7/11/2024	10%	$0.50	*	500	—	500
					3,967	(516)	3,451
Short term convertible notes at fair value
11% unsecured	Various	11%	$0.40-$0.49	*	10,250	—	10,250

Short term notes payable
8% unsecured	Various	8%	N/A		7,862	(226)	7,636
12% unsecured	On Demand	12%	N/A		562	—	562
					8,424	(226)	8,198
Long term notes payable
8% unsecured	1/2/2025	8%	N/A		11,005	(688)	10,317
6% secured	3/25/2025	6%	N/A		721	—	721
					11,726	(688)	11,038

Ending balance as of September 30, 2023					$34,367	$(1,430)	$32,937

*These convertible notes are convertible into Series C preferred shares at $10.00 - $17.50 per share. Each Series C preferred share is convertible into common shares with 30 days’ restriction period. The conversion price in common share equivalent is at $0.40 and $0.70 per share.

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

Promissory Note

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

During the nine months ended September 30, 2023, the Company issued approximately 27.6 million shares of common stock with a fair value of $17.5 million to certain lenders in lieu of cash payments of $13.2 million of debt, including $1.0 million of accrued interest. In addition, pursuant to exchange agreements executed with various holders, the Company is required to potentially issue additional common stock (the “Share liability”) if the stock price is less than the price, defined in the exchange agreement as of the true-up date (the “True-up Price”), or the lender is required to return common shares to the Company (the “Share receivable”) if the stock price is greater than the True-up Price as of the true-up date. During the nine months ended September 30, 2023, the Company extinguished Share liabilities of $1.3 million and recognized additional $0.5 million in Share liabilities. The Company recognized an approximately $3.5 million debt extinguishment loss during the nine months ended September 30, 2023 from the debt redemption.

During the nine months ended September 30, 2023, the Company issued approximately 56,000 shares of Series C preferred stock with a fair value of $1.0 million to certain lenders in lieu of cash payments of $0.9 million in debt, including $0.1 million of accrued interest. The Company recognized an approximately $0.1 million debt extinguishment loss.

During the nine months ended September 30, 2023, the Company recognized $0.8 million change in fair value of embedded redemption option as this embedded feature had de minimis value based on the remaining life of the note and the next qualified financing.

Convertible Notes

In April 2023, the Company entered into several ten-month convertible notes (the “April Convertible Notes”) with multiple investors (the “Holders”) with an aggregate principal amount of $0.9 million for a purchase price of $0.8 million. The April Convertible Notes bear interest at 8% per annum and are convertible into Series C preferred shares at $13.75 per share at the Holders’ sole option. The Series C preferred shares are convertible into common stock 30 days after the debt conversion date. Each Series C preferred share is convertible into 25 shares of common stock. The Company reclassed $0.7 million Investor advances that were received from the Holders in December 2022 to Convertible notes payable on the condensed consolidated balance sheet as of September 30, 2023. As a result, the Company received net cash proceeds of $0.1 million.

As consideration for entering into the April Convertible Notes, the Company also agreed to amend the investors’ existing outstanding warrants. The exercise price of certain warrants was amended from $2.00 per share to $0.55 per share, and the maturity date was extended

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

for an additional 9 months. The incremental change in fair value resulting from the amendment was approximately $0.2 million, which was recognized as an additional debt discount to the April Convertible Notes.

On June 30, 2023, the Company entered into a one-year convertible note (the “June Convertible Note”) with an individual investor (the “Holder”) with principal amount of $1.0 million. The Company received $1.0 million cash from the June Convertible Note. The June Convertible Note bears interest at 8% per annum and is convertible into Series C preferred shares at $12.50 per share at the Holder’s sole option. The Series C preferred shares are convertible into common stock 30 days after the debt conversion date. Each Series C preferred share is convertible into 25 shares of common stock.

On July 11, 2023, the Company entered into another one-year convertible note (the “July Convertible Note”) with the same investor as the June Convertible Note with principal amount of $0.5 million. The Company received $0.5 million cash from the July Convertible Note. The July Convertible Note bears interest at 10% per annum and has same conversion feature and conversion price as the June Convertible Note.

During the three months ended September 30, 2023, the Company entered into several one-year convertible notes (the “Convertible Notes”) with multiple investors (the “Holders”) with an aggregate principal amount of $1.4 million for a purchase price of $1.3 million. The Convertible Notes bear interest at 8% per annum and are convertible into Series C preferred shares between $13.75 and $17.50 per share at the Holders’ sole option.  The Series C preferred shares are convertible into common stock 30 days after the debt conversion date. Each Series C preferred share is convertible into 25 shares of common stock. The Company reclassed $0.5 million Investor advances that were received from the Holders in December 2022 to Convertible notes payable on the condensed consolidated balance sheet as of September 30, 2023. As a result, the Company received net cash proceeds of $0.8 million. As additional consideration for entering into the Convertible Notes, the Company also agreed to amend the Holders’ existing outstanding warrants. The exercise price of certain existing warrants was amended from $2.00 per share to price between $0.55 and $0.70 per share, and the maturity date was extended for an additional 10 months. The incremental change in fair value resulting from the amendment was approximately $0.3 million, which was recognized as an additional debt discount to the Convertible Notes.

Convertible Notes at Fair Value

Between August and September 2023, the Company entered into several one-year convertible notes (the “August & September Convertible Notes”) with multiple individual investors (the “Holders”) with an aggregate principal amount of $10.3 million. The August & September Convertible Notes bear interest at 11% per annum and are convertible into Series C preferred shares between $10.00 and $12.25 per share at the Holder’s sole option.  The Series C preferred shares are convertible into common stock 30 days after the debt conversion date. Each Series C preferred share is convertible into 25 shares of common stock. In addition, the Holders have an alternative option to convert the August & September Convertible Notes into a non-dilutive financial instrument, which has the same terms at those in the non-dilutive funding agreements as described in Note 12.

One of the August & September Convertible Notes also contains a conversion feature to allow the holder to convert the outstanding debt in lieu of cash payment to purchase common shares via cash exercise of the holder’s existing warrants. In addition, the Company also agreed to amend the holder’s existing warrants to extend the term of the warrant maturity date for an additional 3 months.

The Company elected the FVO to fair value the August & September Convertible Notes under the guidance in ASC 825. The fair value of the August & September Convertible Notes on the issuance date and as of September 30, 2023 was approximately the same. As a result of electing the FVO, issuance costs related to the convertible notes are expensed as incurred. Therefore, the incremental change in fair value resulting from the warrant amendment for $0.3 million was recognized as part of interest expenses on the condensed consolidated statement of operations and comprehensive loss.

For the three months ended September 30, 2023 and 2022, interest expense related to outstanding debt totaled approximately $1.7 million and $0.5 million including amortization of debt discounts totaling $0.7 million and $0.6 million, respectively.

For the nine months ended September 30, 2023 and 2022, interest expense related to outstanding debt totaled approximately $4.0 million and $4.8 million including amortization of debt discounts totaling $2.0 million and $2.1 million, respectively.

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

The following securities were not included in the diluted net loss per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the nine months ended
	September 30,
	2023	2022
Series C convertible preferred stock	44,328	22,129
Common stock options	318,676	304,596
Common stock warrants	105,444	145,417
Convertible notes and accrued interest	32,049	76
Potentially dilutive securities	500,497	472,218

9. Related Party Transactions

The Company had three operational programs with Advent: (a) an ongoing development and manufacturing program at the GMP facility in London, (b) an ongoing development and manufacturing program at the Sawston GMP facility, and (c) a one-time program for specialized work, organized into 10 sets of one-time milestones, for the following:

●	Qualifying for and obtaining 3 required licenses for the Sawston facility: a license from the Human Tissue Authority to collect and process human cells and tissues, a license from the MHRA for manufacturing for clinical trials and compassionate use cases, and a license from the MHRA for commercial manufacturing.
●	6 workstreams relating to product matters required for an application for regulatory approval of DCVax-L, including Comparability, Stability, Potency, Product Profile, Mechanism of Action and Fill/Finish.
●	Drafting and submission of key portions of the application for product approval itself.

Each of the three operational programs is covered by a separate contract. The ongoing manufacturing in the London facility is covered by a Manufacturing Services Agreement (“MSA”) entered into on May 14, 2018. The development and manufacturing program at the Sawston facility is covered by an Ancillary Services Agreement entered into on November 18, 2019. The specialized work associated with the 10 one-time milestones is covered by an SOW 6 entered into under the Ancillary Services Agreement as of April 1, 2022 and amended on September 26, 2022 and September 26, 2023. The 2023 amendment extended the SOW 6 service period for about 6 months, through March 31, 2024.

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

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

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

During the nine months ended September 30, 2023, the Company paid an aggregate of $3.5 million in cash, of which $1.0 million was related to two milestones that were completed and fully expensed in 2022, but was unpaid as of December 31, 2022, and the other $2.5 million was payment for two completed one-time milestones (MAA workstream for mechanism of Action and obtaining a commercial manufacturing license from the MHRA on March 2023). The Company issued 4.5 million common shares as a result of completion of the two one-time milestones (obtaining a commercial manufacturing license from the MHRA and completion of drafting application) at fair value of $3.2 million, of which $0.6 million was recognized during the nine months ended September 30, 2023 and $2.6 million had already been recognized (but not paid) in 2022.

The following table summarizes total research and development costs from Advent for the three and nine months ended September 30, 2023 and 2022, respectively (in thousands).

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Advent BioServices
Manufacturing cost in London	$1,554	$1,334	$4,857	$4,161
Manufacturing cost at Sawston facility	2,247	1,404	6,057	4,105
SOW 6 one-time milestones - Shares
Expensed and paid (milestone complete) (1)	9	195	578	2,120
Expensed but unpaid, not yet due (milestone not yet complete) (2)	24	1,205	115	4,620
SOW 6 one-time milestones - Cash
Expensed and paid (milestone complete) (3)	—	—	551	1,500
Expensed and due, but unpaid (milestone complete) (4)	18	226	111	500
Expensed but unpaid, not yet due (milestone not yet complete) (5)	13	1,230	130	3,270
Total	$3,865	$5,594	$12,399	$20,276
(1)	The payment for the nine months ended September 30, 2023 covers the one-time milestone for obtaining a commercial manufacturing license from the MHRA, and covers 2 other one-time milestones for 2 other required licenses for the Sawston facility (licenses from the Human Tissue Authority and from the MHRA for manufacturing for clinical trials and compassionate use cases).
(2)	The expense for the nine months ended September 30, 2023 covers the one-time milestone for drafting key portions of the application for product approval, and also covers 6 one-time milestones: 5 workstreams (Comparability, Stability, Potency, Product Profile and Fill/Finish) and 1 one-time milestone for drafting key portions of the application for product approval.
(3)	This covers one-time milestone: a required license for the Sawston facility from the Human Tissue Authority.
(4)	The expense for the nine months ended September 30, 2023 covers the one-time milestone workstream for Mechanism of Action and also covers a one-time milestone for a required license for the Sawston facility from the MHRA for manufacturing for clinical trials and compassionate use cases.
(5)	The expense for the nine months ended September 30, 2023 covers the one-time milestone for drafting key portions of the application for product approval, and also covers 6 one-time milestones: 5 workstreams (Comparability, Stability, Potency, Product Profile and Fill/Finish) and one-time milestone for drafting key portions of the application for product approval.

Advent BioServices Sublease Agreement

On December 31, 2021, the Company entered into a Sub-lease Agreement (the “Agreement”) with Advent. The Agreement permits use by Advent of a portion of the space in the Sawston facility, which is leased by the Company under a separate head lease with a different counterparty (Huawei) that commenced on December 14, 2018. The Company subleased approximately 14,459 square feet of

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

the 88,000 square foot building interior space, plus corresponding support space and parking. The lease payments amount under the Agreement are two times the amount payable by the Company under the head lease (which is currently  £5.75 or approximately $7.02 per square foot based on exchange rate as of September 30, 2023), but subject to a cap of $10 per square foot. Accordingly, the monthly lease payments under the Sublease are based on $145,000 annually for 2023. The total lease payments paid by the Company to Huawei for the 88,000 square foot facility, exterior spaces and parking under the head lease are £500,000 (approximately $610,000) per year. The term of the Agreement shall end on the same date as the head lease term ends.

During the three and nine months ended September 30, 2023, the Company recognized sub-lease income of $36,000 and $108,000, respectively.

Related Party Accounts Payable

As of September 30, 2023, there was approximately $0.2 million of unpaid board compensation to one of our Directors that was included in the accounts payable to related party on the condensed consolidated balance sheets.

As of September 30, 2023, there were outstanding unpaid accounts payable and accrued expenses owed to Advent as summarized in the following table (in thousands). These unpaid amounts are part of the Related Party expenses reported in the above section.

	September 30,	December 31,
	2023	2022
Advent BioServices - amount invoiced but unpaid	$2,451	$1,844
Advent BioServices - amount accrued but unpaid	2,027	4,736
Total payable and accrued, but unpaid to Advent BioServices	$4,478	$6,580

10. Preferred Stock

Series C Convertible Preferred Stock

During the nine months ended September 30, 2023, the Company entered into various Subscription Agreements (the “Series C Subscription Agreements”) with certain investors (the “Series C Investors”). Pursuant to the Series C Subscription Agreements, the Company issued the Series C Investors an aggregate of 0.7 million shares of the Company’s Series C convertible preferred stock, par value $0.001 per share (the “Series C Shares”), at a weighted purchase price of $13.58 per share for proceeds of approximately $9.9 million.

During the nine months ended September 30, 2023, the Company issued approximately 56,000 Series C Shares with a fair value of $1.0 million to certain lenders in lieu of cash payments of $0.9 million in debt, including $0.1 million accrued interest. The Company recognized an approximately $0.1 million debt extinguishment loss.

During the nine months ended September 30, 2023, approximately 0.4 million Series C Shares with a book value of $6.5 million were converted into 11.1 million common shares at a ratio of 1:25.

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

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

During the nine months ended September 30, 2023, the Company received $2.8 million from the exercise of outstanding warrants with an exercise price between $0.153 and $0.85, of which $1.2 million was received in December 2022 as investor advances. The Company issued approximately 12.4 million shares of common stock upon these warrant exercises.

During the nine months ended September 30, 2023, certain options and warrants holders elected to exercise some of their options and warrants pursuant to cashless exercise formulas. The Company issued approximately 20.4 million shares of common stock upon exercise of 22.9 million warrants at exercise prices between $0.17 and $0.22 per share, and 2.5 million options at exercise prices between $0.25 and $0.55 per share.

The Company issued approximately 27.6 million shares of common stock with a fair value of $17.5 million to certain lenders in lieu of cash payments of $13.2 million of debt, including $1.0 million of accrued interest, and settled $1.3 million true-up provision (see Note 7).

Stock Purchase Warrants

The following is a summary of warrant activity for the three months ended September 30, 2023 (dollars in thousands, except per share data):

	Number of	Weighted Average	Remaining
	Warrants	Exercise Price	Contractual Term
Outstanding as of January 1, 2023	141,048	$0.31	1.16
Warrants exercised for cash	(12,447)	0.22	—
Cashless warrrants exercise	(22,907)	0.20	—
Warrants expired and cancellation	(250)	1.36	—
Outstanding as of September 30, 2023	105,444	$0.32	1.92

The options and warrants held by Ms. Powers and Mr. Goldman are subject to an ongoing suspension on a rolling basis pursuant to the Blocker Letter Agreement.

At September 30, 2023, of the approximately 105 million total outstanding warrants listed above, approximately 100 million warrants were under the Blocker Letter Agreement or suspension agreements.

Warrant Modifications

Between January 10 and September 30, 2023, the Company amended multiple warrants whereby the maturity dates of certain warrants were extended for an additional approximately 3 months. The value of these modifications were calculated using the Black-Scholes-Merton option pricing model based on the following weighted average assumptions.

	Post-modification	Pre-modification
Exercise price	$0.30	$0.31
Expected term (in years)	1.8	1.5
Volatility	73%	90%
Risk-free interest rate	4.9%	4.9%
Dividend yield	0%	0%

The incremental fair value attributable to the modified awards compared to the original awards immediately prior to the modification was calculated at $2.2 million, of which $0.8 million was associated with debt financing and was recognized as an additional debt discount and interest expense (see Note 7), and the remaining $1.4 million was treated as a deemed dividend and is reflected as “Deemed dividend related to warrant modifications” in the accompanying condensed consolidated statement of operations and comprehensive loss.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

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

At September 30, 2023, the Company had operating lease liabilities of approximately $4.5 million for both the 20-year lease of the building for the manufacturing facility in Sawston, U.K., and the current office lease in the U.S. and ROU assets of approximately $4.0 million for the Sawston lease and U.S. office lease are included in the condensed consolidated balance sheet.

The following summarizes quantitative information about the Company’s operating leases (amount in thousands):

	For the Nine Months ended
	September 30, 2023
	U.K	U.S	Total
Lease cost
Operating lease cost	$443	$190	$633
Short-term lease cost	62	—	62
Variable lease cost	—	10	10
Sub-lease income	(108)	—	(108)
Total	$397	$200	$597

Other information
Operating cash flows from operating leases	$(467)	$(224)	$(691)
Weighted-average remaining lease term – operating leases	8.1	0.7
Weighted-average discount rate – operating leases	12%	12%

	For the Nine Months ended
	September 30, 2022
	U.K	U.S	Total
Lease cost
Operating lease cost	$448	$195	$643
Short-term lease cost	56	—	56
Variable lease cost	—	9	9
Sub-lease income	(110)	—	(110)
Total	$394	$204	$598

Other information
Operating cash flows from operating leases	$(472)	$(217)	$(689)
Weighted-average remaining lease term – operating leases	8.6	1.4
Weighted-average discount rate – operating leases	12%	12%

The Company recorded lease costs as a component of general and administrative expense during the nine months ended September 30, 2023 and 2022, respectively.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Maturities of our operating leases, excluding short-term leases and sublease agreement, are as follows:

Three months ended December 31, 2023	$228
Year ended December 31, 2024	815
Year ended December 31, 2025	610
Year ended December 31, 2026	610
Year ended December 31, 2027	610
Thereafter	6,692
Total	9,565
Less present value discount	(5,062)
Operating lease liabilities included in the Condensed Consolidated Balance Sheet at September 30, 2023	$4,503

Maturities of our operating leases under the sublease agreement, are as follows:

Three months ended December 31, 2023	$36
Year ended December 31, 2024	145
Year ended December 31, 2025	145
Year ended December 31, 2026	145
Thereafter	1,740
Total	$2,211

Advent BioServices Services Agreement

On May 14, 2018, the Company entered into a DCVax®-L Manufacturing and Services Agreement (“MSA”) with Advent BioServices, a related party which was formerly part of Cognate BioServices and was spun off separately as part of an institutional financing of Cognate. The MSA provides for manufacturing of DCVax-L products at an existing facility in London. The MSA is structured in the same manner as the Company’s prior agreements with Cognate BioServices. The MSA provides for certain payments for achievement of milestones and, as was the case under the prior agreement with Cognate BioServices, the Company is required to pay certain fees for dedicated production capacity reserved exclusively for DCVax production and pay for manufacturing of DCVax-L products for a certain minimum number of patients, whether or not the Company fully utilizes the dedicated capacity and number of patients. The MSA remains in force until five years after the first commercial sales of DCVax-L products pursuant to a marketing authorization, accelerated approval or other commercial approval, unless cancelled. Either party may terminate the MSA on twelve months’ notice, to allow for transition arrangements by both parties. During the notice period services would still be provided. Minimum required payments for this notice period are anticipated to total approximately £4.5 million ($5.5 million).

The Company entered into SOW 6 with Advent, which was incorporated into the Ancillary Services Agreement, on April 1, 2022, and amended it on September 26, 2022 and again on September 26, 2023. The milestone incentives involve a combination of cash and stock and are not paid until they are achieved and earned, as described in Note 9.

German Tax Matter

The German tax authorities have audited our wholly owned subsidiary, NW Bio GmbH, for 2013-2015 and assessed additional tax against the subsidiary. NW Bio GmbH submitted substantial documentation to refute certain aspects of the assessments and the German tax authorities agreed in principle with the Company’s proposed revised approach and settlement offer. A final settlement bill was received from the German Tax Authority confirming that only a portion of the original bill was owed, €277,000 (approximately $293,000), for corporate taxes, interest, and reduced penalty for the period under audit, which the Company paid on September 2, 2021. The Company also received and paid the final settlement bill from the local authority for trade taxes for the audit period in the amount of €231,000 (approximately $244,000). On November 4, 2021, the Company received a letter from the local tax authorities asking for additional late fees of €513,000 (now approximately $542,000) on reimbursable withholding taxes that had been waived during the settlement process. On December 8, 2021, the Company appealed the assessment of additional late fees. Additionally,

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

the Company requested that NW Bio GmbH be deregistered from the trade register, as it no longer had current operations. The deregistration was granted effective December 31, 2021. Between January 2022 and July 2022, the Company received tax bills for the corporate and trade taxes for the 2016-2020 tax years that totaled approximately €222,000 (approximately $235,000). On July 27, 2022, the Company was informed that the German Tax Authorities were prepared to waive €135,000 (approximately $143,000) of the penalties. The Company offered to pay this reduced penalty if an extended payment plan was approved. A response was received dated November 14, 2022 indicating that the tax authority would not be able to grant a further deferral of payment of these penalties. In a letter dated December 27, 2022, the Leipzig tax authority sent letters to the former and current managing directors of NW Bio GmbH giving 30 days to respond to a tax liability questionnaire. Based on the responses to the liability questionnaires the tax authorities have currently not directed any further measures against former and current managing directors of NW Bio GmbH with respect to tax liability proceedings. The Company currently has accrued for the current amounts owed for these penalties of €377,000 (approximately $399,000) as well as for all unpaid taxes as of September 30, 2023. Subsequently on October 12, 2023, the Company paid €189,000 (approximately $200,000), which represents 50% of the total penalties. The Company is expecting to make the other half payment by end of November 2023. Based on the Company’s current operating state in Germany and the negotiations, the Company believes, based on its evaluation under ASC 740, that the resolution of these tax matters will not likely result in a net material charge to the Company.

Other Contingent Payment Obligation

Between May and September 2023, the Company entered into certain non-dilutive funding agreements with multiple investors, pursuant to which the Company received funding of $4.6 million related to a gain contingency. These agreements are accounted for under ASC 470 and are recognized as contingent payment obligations on the Company’s condensed consolidated balance sheet. The Company’s payment obligations only apply when such are received by the Company.

13. Subsequent Events

Between October 1, 2023 and November 6, 2023, the Company received $1.9 million in funding from the sale of preferred shares, proceeds from warrant and option exercise, proceeds of debt arrangements.

Between October 1, 2023 and November 6, 2023, the Company issued approximately 80,000 shares of Series C preferred stock for proceeds of $1.2 million.

Between October 1, 2023 and November 6, 2023, the Company received $0.1 million from the exercise of 0.2 million outstanding warrants and options. The Company also issued 0.6 million shares of common stock from a cashless exercise of 0.8 million options.

Between October 1, 2023 and November 6, 2023, approximately 0.2 million Series C Shares with a book value of $3.6 million were converted into 6.1 million common shares in accordance with their terms at a ratio of 1:25.

In October 2023, the Company issued approximately 1.9 million net shares of common stock to a lender in lieu of cash payments on $1.6 million of outstanding debt, which is offset by a settlement of $0.7 million shares receivable.

On October 4, 2023, the Company entered into a one-year convertible note (the “Convertible Note”) with an investor (the “Holder”) with an aggregate principal amount of $154,000 for a purchase price of $140,000. The Convertible Note bear interest at 8% per annum and is convertible into Series C preferred shares at $17.50 per share at the Holder’s sole option.  As additional consideration for entering into the Convertible Note, the Company also extended the holder’s existing warrants maturity date for additional 8.5 months.

On October 20, 2023, the Company received $0.5 million cash from issuance a one-year convertible note. The note has same conversion features as the August & September Note (see Note 7).

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

In June 2023, the Company presented substantial information from analyses conducted by independent experts on the underlying biology and mechanism of action of its DCVax technology at an Industry Theater presentation during the ASCO (American Society of Clinical Oncology) conference. The Company is pursuing further analyses by independent experts and plans to present further information at an appropriate future conference.

The Company is now in the final stages of preparing an application to the U.K. regulatory authority for approval of DCVax-L. The Company is working with teams of specialized consultants on preparation of the application package as well as related activities.

In parallel with preparing the application for approval of DCVax-L, the Company is working with the contract research organization (CRO) and with specialized consultants on preparing the Trial Master File and trial sites to be inspection-ready for regulators.

The Company and the CRO continue to conduct long-term follow-up in connection with the Phase III trial of DCVax-L, as there are still patients alive.

The Company is pursuing preparations for the pediatric clinical trials that are required to be conducted in connection with an application for approval of a new medicine for adult patients.

The non-proprietary name for the Company’s DCVax-L product, murcidencel, was finalized and published in rINN List 90 in October 2023. The name was originally assigned by the WHO on May 6, 2022, and then had to go through a series of additional steps and notice periods to become final.

The Company and Advent are working together to prepare for potential commercial operations. The buildout of Phase 1B of the Sawston facility, which had been under way since last year, has been completed. On July 24, 2023, the Company changed the name of its UK subsidiary from Aracaris Limited to Northwest Biotherapeutics Limited.

The Company’s wholly owned subsidiary, Flaskworks, is continuing its development work to optimize a system for closed and automated manufacturing of DCVax-L products, including to optimize yields. The Company views this as a centerpiece of efforts toward scale-up for potential commercial operations.

Supply chain issues and equipment backlogs continue to be factors affecting operations both for Advent and for Flaskworks. This includes months-long backlogs for certain equipment and materials. However, the work is progressing in spite of the backlogs.

The Company is in active discussions in regard to certain combination treatment regimens and is planning for certain strategic trials with such combination treatments.

In the future, we plan to conduct clinical trials of DCVax-L for other types of solid tumor cancers, beyond brain cancer, when resources permit. Our second product, DCVax®-Direct, is designed to treat inoperable solid tumors. A 40-patient Phase I trial has been completed and it included treatment of a diverse range of more than a dozen types of cancers. We plan to work on preparations for Phase II trials of DCVax-Direct as resources permit. We are pursuing the prosecution of existing patent applications and adding intellectual property that we consider complementary to our existing intellectual property.

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

Sequencing

The Company adopted a sequencing policy under ASC 815-40-35 to determine if reclassification of contracts from equity to liabilities is necessary pursuant to ASC 815 due to the Company’s inability to demonstrate if it has sufficient authorized shares. Certain contracts were classified as liabilities as the result of the instruments containing a potentially indeterminable number of shares and, most recently, due to the Company entering into agreements providing for the potential issuance of more shares than authorized. While temporary agreements are in place to keep the potential exercises beneath the number authorized, certain instruments are classified as liabilities, after allocating available authorized shares on the basis of the earliest grant date of potentially dilutive instruments. Pursuant to ASC 815, issuance of stock-based awards to the Company’s employees, non-employees or directors are not subject to the sequencing policy.

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

Convertible Notes under Fair Value Option

The Company accounts for certain convertible notes issued in August and September 2023 on an instrument-by-instrument basis under the fair value option (“FVO”) election of ASC Topic 825, Financial Instruments (“ASC 825”). The convertible notes accounted for under the FVO election are each debt host financial instruments containing embedded features wherein the entire financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Changes in the estimated fair value of the convertible notes are recorded as a component of Other (expense) income in the consolidated statements of operations, except that the change in estimated fair value attributable to a change in the instrument-specific credit risks is recognized as a component of other comprehensive income. As a result of electing the FVO, issuance costs related to the convertible notes are expensed as incurred.

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

Three Months Ended September 30, 2023 and 2022

We recognized a net loss of $19.1 million and $32.9 million for the three months ended September 30, 2023 and 2022, respectively.

Research and Development Expense

For the three months ended September 30, 2023 and 2022, research and development expenses were $7.2 million and $7.7 million, respectively. The decrease in 2023 was mainly related to the following factors:

●	We incurred $0.1 million and $2.9 million R&D expense related to one-time milestone activities under the SOW 6 with Advent BioServices for the three months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the only unvested milestone was to submit an application to a regulatory which is expected to take place during November 2023. Most expenses related to the completed milestones were recognized in prior periods and in 2022.
●	The stock-based compensation in research and development related to stock options and Flaskworks performance-based awards that were increased by $0.2 million during the three months ended September 30, 2023 compared to the same period in 2022, which was mainly related to additional awards that were granted to various key external consultants in the third quarter of 2023.
●	An increased level of research and development activities in 2023 compared to 2022, which resulted in other R&D expenses increased by approximate $2.1 million.

General and Administrative Expense

For the three months ended September 30, 2023 and 2022, general and administrative expenses were $7.0 million and $8.10 million, respectively. The decrease in 2023 was mainly related to a decrease of $0.5 million in stock-based compensation, which was related to less amortization related to previously granted awards,

Change in Fair Value of Derivatives

We recognized a non-cash loss of $0.1 million and a non-cash loss of $12.2 million for the three months ended September 30, 2023 and 2022, respectively. The loss was primarily due to an increase of stock price as of September 30, 2023 compared to June 30, 2023, and stock price as of September 30, 2022 compared to June 30, 2022.

Debt Extinguishment

During the three months ended September 30, 2023, we recognized a $1.8 million debt extinguishment loss from the redemption of $5.8 million outstanding debt. During the three months ended September 30, 2022, we recognized a $0.5 million debt extinguishment loss from the redemption of $4.8 million outstanding debt.

Interest Expense

During the three months ended and September 30, 2023 and 2022, we recorded interest expense of $1.7 million and $1.5 million, respectively. The decrease in interest expense in 2023 was mainly related to a decrease of outstanding debt as a result of the redemption of approximate $18.1 million debt in 2022.

Foreign currency transaction loss

During the three months ended and September 30, 2023 and 2022, we recognized foreign currency transaction loss of $1.7 million and loss of $3.1 million, respectively. The loss was due to the strengthening of the U.S. dollar relative to the British pound sterling.

Nine months Ended September 30, 2023 and 2022

We recognized a net loss of $43.7 million and $76.7 million for the nine months ended September 30, 2023 and 2022, respectively.

Research and Development Expense

For the nine months ended September 30, 2023 and 2022, research and development expenses were $20.3 million and $26.2 million, respectively. The decrease in 2023 was mainly related to the followings:

●	We incurred $1.5 million and $12.0 million R&D expense related to one-time milestone activities under the SOW 6 with Advent BioServices for the nine months ended September 30, 2023 and 2022, respectively. Advent had completed 7 out of the total 10 one-time milestones as of December 31, 2022, and the majority of the one-time R&D expense was recognized in 2022. Therefore, we only expensed $1.5 million for the nine months ended September 30, 2023 related to the remaining 3 milestones. During the nine months ended September 30, 2022, we expensed $5.3 million (but only paid $1.5 million) for one-time cash milestones and $6.7 million (but only issued 2.5 million shares of common stock at fair value of $2.1 million) for one-time stock-based milestones that we believe are probable to be achieved and hence to become payable during the contract period.

●	The stock-based compensation in research and development related to stock options and Flaskworks performance-based awards that were reduced by $0.5 million during the nine months ended September 30, 2023 compared to the same period in 2022, which was related to less amortization related to previously granted awards.
●	An increased level of research and development activities in 2023 compared to 2022, which resulted in other R&D expenses increasing by approximately $5.1 million.

General and Administrative Expense

For the nine months ended September 30, 2023 and 2022, general and administrative expenses were $21.6 million and $23.9 million, respectively. The decrease in 2023 was mainly related to a decrease of $1.7 million in consulting, legal and stock-based compensation, and $0.7 million reduction in our D&O insurance.

Change in Fair Value of Derivatives

We recognized a non-cash gain of $3.9 million and a non-cash loss of $15.9 million for the nine months ended September 30, 2023 and 2022, respectively. The gain was mainly due to majority of revaluation expense was recognized as of January 9, 2023, when we reclassed all warrants from liability classified to equity classified. The stock price on January 9, 2023 and December 31, 2022 was $0.71 and $0.78 per share, respectively. The decrease of stock price resulted a gain in change in fair value.

The 2022 loss was primarily due to the extension of certain warrants and an increase of stock price as of September 30, 2022 compared to December 31, 2021.

Debt Extinguishment

During the nine months ended September 30, 2023, we issued approximately 27.6 million shares of common stock with a fair value of $17.5 million to certain lenders in lieu of cash payments of $13.2 million of debt, including $1.0 million of accrued interest. We also extinguished Share liabilities of $1.3 million and recognized additional $0.5 million in Share liabilities. We recognized an approximately $3.5 million debt extinguishment loss during the nine months ended September 30, 2023 from the debt redemption.

During the nine months ended September 30, 2023, we issued approximately 56,000 shares of Series C preferred stock with a fair value of $1.0 million to certain lenders in lieu of cash payments of $0.9 million in debt, including $0.1 million of accrued interest. We recognized an approximately $0.1 million debt extinguishment loss.

During the nine months ended September 30, 2022, we recognized debt extinguishment loss of $0.2 million. We incurred $0.4 million gain from the forgiveness of two PPP loans and offset by a loss of $0.6 million from redemption of certain loans during the nine months ended September 30, 2022.

Interest Expense

During the nine months ended and September 30, 2023 and 2022, we recorded interest expense of $4.0 million and $4.8 million, respectively. The decrease in interest expense in 2023 was mainly related to a decrease of outstanding debt as a result of the redemption of approximate $18.1 million debt in 2022.

Foreign currency transaction loss

During the nine months ended and September 30, 2023 and 2022, we recognized foreign currency transaction loss of $0.1 million and $6.8 million, respectively. The loss was due to the strengthening of the U.S. dollar relative to the British pound sterling.

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

Cash Flow

Operating Activities

During the nine months ended September 30, 2023 and 2022, net cash outflows from operations were approximately $36.7 million and $43.9 million, respectively. The decrease in cash used in operating activities was primarily attributable to a reduction in payments to external service providers as well as a reduction in interest payments to certain note holders.

Investing Activities

We spent approximately $3.0 million and $0.7 million in cash for the purchase of additional equipment and our build out in Sawston, UK during the nine months ended September 30, 2023 and 2022, respectively.

Financing Activities

We received approximately $9.9 million of cash from issuance of 0.7 million shares of Series C convertible preferred stock during the nine months ended September 30, 2023.  We received approximately $11.0 million cash from issuance of 0.7 million shares of Series C convertible preferred stock during the nine months ended September 30, 2022.

We received approximately $10.0 million and $5.0 million of cash from issuance the issuance of a loan to a commercial lender during the nine months ended September 30, 2023 and 2022, respectively. During the nine months ended September 30, 2022, we also received $0.6 million of cash from issuance of notes to multiple individual investors.

We received approximately $1.6 million and $10.0 million of cash from the exercise of warrants during the nine months ended September 30, 2023 and 2022, respectively.

We received approximately $9.5 million of cash from issuance of 13.1 million shares of common stock during the nine months ended September 30, 2022.

We received approximately $12.7 million of cash from issuance of convertible notes to individual lenders during the nine months ended September 30, 2023.

We received $4.6 million from issuance of non-dilutive funding agreements during the nine months ended September 30, 2023.

We made aggregate debt payments of $0.2 million and $5.4 million during the nine months ended September 30, 2023 and 2022, respectively.

We made repayment of $0.2 million of investor advances during the nine months ended September 30, 2023.

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

Based on our analysis, as of September 30, 2023, the effect of a 100+/- basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss are considered immaterial.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 30, 2023, of the design and operation of our disclosure controls and procedures, as such terms are defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, management concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the most recent quarter with respect to our operations, which materially affected, or is reasonable likely to materially affect, our internal controls over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

On December 1, 2022, we filed a Complaint in the United States District Court for the Southern District of New York against certain market makers. The Complaint alleges that the defendants engaged in manipulation of the Company’s stock, in violation of the Securities Exchange Act of 1934 and common law fraud, over a period of years. On March 20, 2023, the defendants filed a Motion to Dismiss the Complaint. On April 10, 2023 we filed an Amended Complaint against Canaccord Genuity LLC, Citadel Securities LLC, G1 Execution Services LLC, GTS Securities LLC, Instinet LLC, Lime Trading Corp., and Virtu Americas LLC (Northwest Biotherapeutics Inc. v. Canaccord, et al., No. 1:22-cv-10185-GHW-GWG). The Company plans to pursue this case vigorously.

As previously reported, three stockholders filed in the Delaware Court of Chancery three similar derivative lawsuits against the Company and certain of its directors and officers, including J. Cofer Black, Marnix L. Bosch, Alton L. Boynton, Leslie J. Goldman, Jerry Jasinowski, Navid Malik, and Linda F. Powers (the “Individual Defendants”), alleging the Individual Defendants (i) breached their fiduciary duties, and (ii) were unjustly enriched by director and officer compensation awarded in 2020 to the Individual Defendants—notwithstanding the fact that approximately 90% of shareholders voted to approve of the Company’s executive compensation (the same compensation that these three stockholders are seeking to challenge) through its Say on Pay vote at the Company’s Annual Meeting in 2021, and the director awards were subject to shareholder approval. On March 31, 2022, the Delaware Court of Chancery consolidated these actions into a single action under the caption In re Northwest Biotherapeutics, Inc. Stockholder Litigation (the “Derivative Action”).

On December 30, 2022, shareholders again approved the same 2020 executive compensation with approximately 90% of the votes, and also approved the directors compensation with approximately 90% of the votes.

The Company believes this case is baseless and is vigorously contesting it. The Company is expecting a decision in November 2023.

Item 1A. Risk Factors

Applicable risk factors are set forth in the Company’s report on Form 10-K for 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2023, the Company entered into several ten-month convertible notes (the “April Convertible Notes”) with multiple investors (the “Holders”) with an aggregate principal amount of $0.9 million for a purchase price of $0.8 million. The April Convertible Notes bear interest at 8% per annum and are convertible into Series C preferred shares at $13.75 per share at the Holders’ sole option. The Series C preferred shares are convertible into common stock 30 days after the debt conversion date. Each Series C preferred share is convertible into 25 shares of common stock.

On June 30, 2023, the Company entered into a one-year convertible note (the “June Convertible Note”) with an individual investor (the “Holder”) with principal amount of $1.0 million. The Company received $1.0 million cash from the June Convertible Note. The June Convertible Note bears interest at 8% per annum and is convertible into Series C preferred shares at $12.50 per share at the Holder’s sole option. The Series C preferred shares are convertible into common stock 30 days after the debt conversion date. Each Series C preferred share is convertible into 25 shares of common stock.

On July 11, 2023, the Company entered into another one-year convertible note (the “July Convertible Note”) with the same investor as the June Convertible Note with principal amount of $0.5 million. The Company received $0.5 million cash from the July Convertible Note. The July Convertible Note bears interest at 10% per annum and has same conversion feature and conversion price as the June Convertible Note.

During the three months ended September 30, 2023, the Company entered into several one-year convertible notes (the “Convertible Notes”) with multiple investors (the “Holders”) with an aggregate principal amount of $1.4 million for a purchase price of $1.3 million. The Convertible Notes bear interest at 8% per annum and are convertible into Series C preferred shares between $13.75 and $17.50 per share at the Holders’ sole option.  The Series C preferred shares are convertible into common stock 30 days after the debt conversion date. Each Series C preferred share is convertible into 25 shares of common stock.

Between August and September 2023, the Company entered into several one-year convertible notes (the “August & September Convertible Notes”) with multiple individual investors (the “Holders”) with an aggregate principal amount of $10.3 million. The August

& September Convertible Notes bear interest at 11% per annum and are convertible into Series C preferred shares between $10.00 and $12.50 per share at the Holder’s sole option.  The Series C preferred shares are convertible into common stock 30 days after the debt conversion date. Each Series C preferred share is convertible into 25 shares of common stock. In addition, the Holders have an alternative option to convert the August & September Convertible Notes into a non-dilutive financial instrument, which has the same terms at those in the non-dilutive funding agreements as described in Note 12.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 filed with the Registrant’s Quarterly Report on Form 10-Q on August 9, 2023).

21.2	Certificate of Incorporation on Change of Name (incorporated by reference to Exhibit 21.2 filed with the Registrant’s Quarterly Report on Form 10-Q on August 9, 2023).

31.1

Certification of President (Principal Executive Officer and Principal Financial and Accounting Officer), Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President, Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Schema Document.

101.CAL	Inline XBRL Calculation Linkbase Document.

101.DEF	Inline XBRL Definition Linkbase Document.

101.LAB	Inline XBRL Label Linkbase Document.

101.PRE	Inline XBRL Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included as Exhibit 101).

*    Filed herewith

**  Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC

Dated: November 9, 2023	By:	/s/ Linda F. Powers
		Name:	Linda F. Powers

		Title:	President and Chief Executive Officer

Principal Executive Officer

Principal Financial and Accounting Officer