Form 10-K
period 2023-12-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2024-03-05
CIK 1072379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $617,219,000 on June 30, 2023.

As of February 28, 2024, the registrant had 1,189,970,308 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2024.

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

Our lead product, DCVax®-L, is designed to treat solid tumor cancers in which the tumor can be surgically removed. We have completed a 331-patient international Phase III trial of DCVax-L for Glioblastoma multiforme brain cancer (GBM), published the results in the JAMA Oncology peer reviewed journal, and on December 20, 2023 we submitted a Marketing Authorization Application (MAA) for commercial approval in the U.K. We plan to conduct clinical trials of DCVax-L for other solid tumor cancers in the future, when resources permit. Our second product, DCVax®-Direct, is designed to treat inoperable solid tumors. A 40-patient Phase I trial has been completed, and included treatment of a diverse range of more than a dozen types of cancers. We plan to work on preparations for Phase II trials of DCVax-Direct as resources permit.

The Company’s programs and operations continue to be impacted by supply chain issues and backlogs.These involve service firms and also vendors and suppliers of a wide variety of items, ranging from major equipment to particular reagents required for the manufacturing process. Shortages of certain key materials and supplies have also occurred. The Company is hopeful that the various backlog circumstances will improve in 2024.

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

As previously reported, we have been developing a manufacturing facility in Sawston, U.K. The Sawston facility contains a total of 88,345 square feet on two floors. The initial production capacity comprises two manufacturing suites, occupying approximately 4,400 square feet on the ground floor. These two suites, together with some additional support and storage space, have anticipated potential capacity to produce dendritic cell vaccines for about 40 to 45 patients per month, or approximately 450 to 500 patients annually. The buildout of Phases 1A and 1B of the facility have been completed. We also continue to conduct production activities in the GMP (clean room) facility in London.

On March 20, 2023, a MIA license was approved by the MHRA for commercial manufacturing of cell therapy products at the GMP facility in Sawston, U.K. A license from the Human Tissue Authority (HTA) for collection and handling of tumor tissue and immune cells had previously been obtained in October 2021, and a license for manufacturing products for clinical trials and compassionate use in the Sawston facility was approved by MHRA in December 2021.

Major progress was made in 2023 in the development of the Flaskworks system for a “closed” manufacturing process for DCVax-L. We completed the evaluation of three fundamentally different process approaches that the Flaskworks system could take, and chose the one that we believe will be optimal both operationally and to facilitate regulatory approval. We also completed most of the functional optimization of the Flaskworks system itself. A specialized contractor was engaged to produce GMP-compliant (i.e., clinical grade) versions of the prototype Flaskworks machine made with GMP grade materials. When the GMP-grade units are delivered, Advent BioServices will undertake qualification and validation of those units, conduct engineering runs and collect data, and apply to regulators for approval to use the system to produce DCVax-L for patients. As previously reported, the Company views the Flaskworks program and system as a centerpiece of efforts toward scale-up for potential commercial operations.

The initial production capacity occupies only a limited portion of the total space in the Sawston facility. In light of this, and in light of our obligation in connection with the buildout loan from the Cambridge development authority to make the Sawston facility benefit the regional business ecosystem and not just us, on December 31, 2021 we entered into a sub-lease for a small portion of the space to our contract manufacturer, Advent BioServices. For further details, please see Note 10 below. It is anticipated that, as and when feasible, the subleased space may enable some production of third-party cell therapy products. Such production of other products will fulfill the loan-related commitment to the Cambridge authority, will help support the capital-intensive Sawston facility costs and, in light of the growing demand for cell therapy manufacturing capacity, could substantially increase the asset value of the Sawston facility.

All of the development activities and licensing for the Sawston facility have been carried out or managed by Advent BioServices, who is also the contract operator of the facility.

Intellectual Property and Orphan Drug Designation

We have an integrated strategy for protection of our technology through both patents and other mechanisms, such as Orphan Drug status. As of December 31, 2023, we have 31 issued patents and 54 pending patent applications worldwide, grouped into 8 patent families. Of these, 27 issued patents and 39 pending patent applications directly relate to our DCVax products. In the United States and Europe, some of our patents and applications relate to compositions and the use of products, while other patents and applications relate to other aspects such as manufacturing. For example, in the United States, we have six issued patents and four pending patent applications that relate to the composition and/or use of our DCVax products. We also have other US patents and applications that cover, among other things, a potential method for determining the immunopotency of our dendritic cells produced by our manufacturing processes and an automated system which we believe will help enable the scale-up of production for large numbers of patients on a cost-effective basis. Similarly, in Europe, we have five patents, validated as 15 national patents, issued by and four pending patent applications with the European Patent Office (“EPO”) that cover our DCVax products, and other patents and applications that cover aspects such as manufacturing, a potential method for determining immunopotency of our manufactured products, and the automated system. In Japan, we have seven issued patents and four pending patent applications relating to our DCVax products, as well as manufacturing related patents. Patents have been granted or are pending in other foreign jurisdictions which may be potential future markets for our DCVax products.

During 2023, 5 new patents were issued to us as part of our worldwide patent portfolio. The newly issued patents cover methods for manufacturing dendritic cells related to our DCVax products, as well as encompassing certain methods of use and compositions which may be potential future markets for related DCVax products.

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

The expiration dates of the issued US patents in our portfolio involved in our current business range from 2024 to 2036 and pending applications may involve longer time periods. The expiration date of the issued European patent involved in our current business is 2036, and pending applications may involve longer time periods. For some of the earlier dates, we plan to seek extensions of the patent life, and believe we have reasonable grounds for doing so.

Also, during 2023, various patents and patent applications were exclusively in-licensed from various academic institutions. These include patents and patent applications related to enhanced versions of dendritic cells (certain vaccine compositions, immunogenic peptide antigens, and cell - based immunotherapy compositions and methods for their use.

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

Competition

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. A large and growing number of companies are actively involved in the research and development of immune therapies or cell-based therapies for cancer. In addition, many big pharma companies are rapidly commercializing checkpoint inhibitor drugs to “take the brakes off” patients’ immune responses to cancer. Other novel technologies for cancer are approved and commercially available, such as the Optune electro-therapy device, various biologics and various oncolytic virus therapies and gene therapies. Additionally, many companies are actively involved in the research and development of monoclonal antibody-based and bi-specific or tri-specific antibody-based cancer therapies. Currently, a substantial number of antibody-based drugs are approved for commercial sale for cancer therapy, and a large number of additional ones are under development. Many other third parties compete with us in developing alternative therapies to treat cancer, including: biopharmaceutical companies; biotechnology companies; pharmaceutical companies; academic institutions; and other research organizations, as well as some medical device companies.

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

Human Capital

The Company continues to operate with a lean staff, supplementing its full-time employees with consultants with various expertise. The Company began the year with 22 full-time employees (FTEs) and ended the year on December 31, 2023 with 25 FTEs. The Company’s internal workforce is approximately gender equal. As in the past, the Company relied upon specialists in the areas of manufacturing, construction and construction management, clinical trial management, data validation and analysis, scientific advisory, regulatory advisory, legal, financial accounting and tax, and information technology. For the Company’s international operations in the UK, the Company relies on a contracted workforce. To attract and retain talent, the Company offers a competitive pay and benefits package.

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

As of December 31, 2023, we had net cash outflows (losses) from operations, since inception. We may never achieve or sustain profitability.

Our auditors have issued a “going concern” audit opinion.

Management has determined and our independent auditors have indicated in their report on our December 31, 2023 financial statements that there is substantial doubt about our ability to continue as a going concern. We have received such a “going concern” opinion each of the preceding years for more than a decade. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation.

Maintaining a strong control environment, free of material weaknesses, is dependent on our ability to retain an adequate number of qualified personnel and/or consultants to perform such control activities and other factors. Our management and our independent auditors have identified one material weakness for the year ended December 31, 2023.

We have remediated past material weaknesses and we pursue ongoing efforts to strengthen our internal controls. Maintaining a consistently strong control environment requires the ability to attract and retain sufficient qualified personnel and/or consultants and other factors. We may not be able to attract or retain sufficient numbers of qualified personnel. In connection with the preparation of our financial statements for the year ended December 31, 2023, our management and our independent auditor identified a material weakness, which involved applying an incorrect valuation method using the market price actually paid for certain convertible notes rather than a Monte Carlo formula, as described more fully in “Item 9A. Controls and Procedures” of Part I of this Form 10-K.

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

As of December 31, 2023, we had a total of 25 full-time employees: 23 full-time employees in the US, one full-time employee in Europe and one full-time employee in Canada. Of this group, only four employees are considered Management. Additional personnel are retained on a consulting or contractor basis. Many biotech companies would typically have a larger number of employees by the time they reach late-stage clinical trials. Such trials and other programs require extensive management capabilities, activities and skill sets, including scientific, medical, regulatory (for FDA and foreign regulatory counterparts), manufacturing, distribution and logistics, site management, reimbursement, business, financial, legal, public relations outreach to both the patient community and physician community, intellectual property, administrative, regulatory (SEC), investor relations and other resources.

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

We will need to enter into new contractual agreements for manufacturing at our Sawston, U.K. facility and new agreements for commercial production in any locations. We may encounter difficulties reaching such agreements, or the terms of such agreements may not be favorable. Following negotiations, if it is necessary or desirable to change our facility design and development arrangements or our manufacturing arrangements, that could involve increased facility costs and/or increased costs related to manufacturing of our products and could result in delays in our programs or applications for various regulatory approvals. In addition, after such contracts are in place, the third-party contractors may have capacity limitations and/or supply disruptions, and as a client we may not be able to prevent such limitations or disruptions, and not be able to control or mitigate the impact on our programs.

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

Although we believe the Phase III trial results are positive and encouraging, other parties, including doctors, patients, regulators and/or payers may not view the trial results positively. Further, although the safety profile of our DCVax-L product was excellent in both the Phase 3 clinical trial and the early-stage clinical trials, toxicity may be seen as we treat larger numbers of patients. If such toxicity occurs, it could limit, delay or stop further clinical development or commercialization of our DCVax-L product.

We have only conducted the Phase I portion of our first-in-man Phase I/II clinical trial with our DCVax Direct product, after prior early-stage trials with DCVax-L and DCVax-Prostate. Although the early results have not indicated any significant toxicity, we do not yet know what efficacy or toxicity DCVax-Direct may show in a larger sample of human patients. This product may not ultimately be found to be effective, and/or it may be found to be toxic, which could limit, delay or stop clinical development or commercialization of DCVax-Direct.

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

Late-stage clinical trials, such as our Phase III clinical trial for GBM patients, are especially expensive, typically requiring tens or hundreds of millions of dollars, and take years to reach their outcomes. Such outcomes often fail to reproduce the results of earlier trials. It is often necessary to conduct multiple late-stage trials (including multiple Phase III trials) in order to obtain sufficient results to support product approval, which further increases the expense and time involved. Sometimes trials are further complicated by changes in requirements while the trials are under way (for example, when the standard of care changes for the disease that is being studied in the trial, or when there are changes in the scientific understanding of the disease or the treatment, and/or changes in the competitive landscape.) For example, while the Company’s lead program, the Phase III clinical trial of DCVax-L for brain cancer, has been under way, there has been a very large proliferation of new treatments in various stages of development, as well as some new product approvals, for brain cancer. Any of our current or future product candidates could take a significantly longer time to gain regulatory approval than we expect, or may never gain approval, either of which could delay or stop the commercialization of our DCVax product candidates.

We have limited experience in conducting and managing clinical trials, or collecting, confirming and analyzing trial data, and we rely on third parties to conduct these activities.

We rely on third parties to assist us, on a contract services basis, in managing and monitoring all of our clinical trials as well as the collection, confirmation and analysis of the trial data. We do not have experience conducting late-stage clinical trials, or collecting, validating and analyzing trial data by ourselves without third party service firms, nor do we have experience in supervising such third parties in managing late - stage, multi-hundred patient clinical trials, and collecting, validating and analyzing the data, other than in our current Phase III trial for GBM. Our lack of experience and/or our reliance on these third-party service firms may result in delays or failure to complete these trials and/or the data collection, validation and analyses successfully or on time. If the third parties fail to perform, we may not be able to find sufficient alternative suppliers of those services in a reasonable time period, or on commercially reasonable terms, if at all.

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

The manufacturer and manufacturing facilities we use to make any of our products will also be subject to periodic review and inspection by the FDA, MHRA, EMA or other regulators, as applicable. The discovery of any new or previously unknown problems with the product, manufacturer or facility may result in restrictions on the product or manufacturer or facility, including withdrawal of the product from the market. We will continue to be subject to the FDA, the U.K. Medicines and Healthcare Products Regulatory Agency, or MHRA, the European Medicines Agency, or EMA, and other regulatory requirements, as applicable, governing the labeling, packaging, storage, advertising, promotion, recordkeeping, and submission of safety and other post-market information for all of our product candidates, even those that the FDA, MHRA, EMA, or other regulator, as applicable, had approved. If we fail to comply with applicable continuing regulatory requirements, we may be subject to fines, restriction, suspension or withdrawal of regulatory approval, product recalls and seizures, operating restrictions and other adverse consequences.

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

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. A growing number of other companies, such as Juno, Kite, Sotio, AiVita, Mendus, Medicenna and many others, are actively involved in the research and development of immune therapies or cell-based therapies for cancer. In addition, other novel technologies for cancer are under development or commercialization, such as checkpoint inhibitor drugs (which are being rapidly developed by numerous big pharma companies including BMS, Merck, Pfizer, Astra Zeneca, Roche and others) and various T cell-based therapies (which are also being rapidly developed by numerous companies with extraordinary resource backing), as well as the electro-therapy device of NovoCure. Additionally, many companies are actively involved in the research and development of monoclonal antibody-based cancer therapies. Currently, a substantial number of antibody-based products are approved for commercial sale for cancer therapy, and a large number of additional ones are under development, including late-stage trials. Many other third parties compete with us in developing alternative therapies to treat cancer, including: biopharmaceutical companies; biotechnology companies; pharmaceutical companies; academic institutions; and other research organizations, as well as some medical device companies (e.g., NovoCure and MagForce Nano Technologies AG).

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

As of December 31, 2023, we had 31 issued patents and 54 pending patent applications worldwide relating to some of our product candidates and related matters such as manufacturing processes. The issued patents expire at various dates from 2024 to 2036. Our issued patents may be challenged, and such challenges may result in reductions in scope, cancellations or invalidations. Our pending patent applications may not result in issued patents. Moreover, our patents and patent applications do not cover all of our product candidates, and may not be sufficient to prevent others from using substantially similar technologies or from developing competing products. We also face the risk that others may independently develop similar or alternative technologies, or design around our patented technologies. As a result, no assurance can be given that any of our pending or future patent applications will be granted, that the scope of any patent protection currently granted or that may be granted in the future will exclude competitors or provide us with competitive advantages, that any of the patents that have been or may be issued to us will be held valid if subsequently challenged, or that other parties will not claim rights to or ownership of our patents or other proprietary rights that we hold.

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

Sales of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to decline. A substantial majority of the outstanding shares of our common stock are freely tradable without restriction or further registration under the Securities Act. As of December 31, 2023, 1,175.5 million shares of our common stock are issued and outstanding. In addition, as of December 31, 2023, 11.4 million shares of our common stock are issuable upon exercise of outstanding warrants, and 126.8 million shares of our common stock are issuable upon exercise of outstanding options.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We operate in the biotechnology sector, which is subject to various cybersecurity risks that could adversely affect our business, financial condition, and results of operations, including intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy laws and other litigation and legal risk; and reputational risk. We have implemented a risk-based approach to identify and assess the cybersecurity threats that could affect our business and information systems. We use various tools and methodologies to manage cybersecurity risk that are tested on a regular cadence. We also monitor and evaluate our cybersecurity posture and performance on an ongoing basis through regular vulnerability scans, penetration tests and threat intelligence feeds. We require third-party service providers with access to personal, confidential or proprietary information to implement and maintain comprehensive cybersecurity practices consistent with applicable legal standards and industry best practices. Our business depends on the availability, reliability, and security of our information systems, networks, data, and intellectual property. Any disruption, compromise, or breach of our systems or data due to a cybersecurity threat or incident could adversely affect our operations, customer service, product development, and competitive position. They may also result in a breach of our contractual obligations or legal duties to protect the privacy and confidentiality of our stakeholders. Such a breach could expose us to business interruption, lost revenue, ransom payments, remediation costs, liabilities to affected parties, cybersecurity protection costs, lost assets, litigation, regulatory scrutiny and actions, reputational harm, customer dissatisfaction, harm to our vendor relationships, or loss of market share. The Company is currently in the process of implementing a more formalized cybersecurity program.

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

Following defendant’s filing of a new Motion to Dismiss and various filings on both sides, an oral argument on defendants’ latest Motion to Dismiss was held on November 14, 2023. The Magistrate Judge issued an 85 page Recommendation and Results Opinion (R&R) for review by the Senior Judge. The Magistrate Judge found that the Company had adequately plead all of the elements of its claim of market manipulation, with the exception of producing enough details for calculating actual damages, known as loss causation. On that basis, he granted defendant’s motion to dismiss without prejudice, subject to the Company’s right to replead on just the question of loss causation, finding that such a filing would not be futile.

On February 14, 2024, the Senior Judge issued an opinion accepting all the recommendations and findings of the R&R, and gave the Company 30 days to file this limited amendment no later than March 15, 2024. The Company expects to provide the requested information, is currently drafting its response, and plans to continue to pursue this case vigorously.

As previously reported, three stockholders filed in the Delaware Court of Chancery three similar derivative lawsuits against the Company and certain of its directors and officers, including J. Cofer Black, Marnix L. Bosch, Alton L. Boynton, Leslie J. Goldman, Jerry Jasinowski, Navid Malik, and Linda F. Powers (the “Individual Defendants”), alleging the Individual Defendants (i) breached their fiduciary duties, and (ii) were unjustly enriched by director and officer compensation awarded in 2020 to the Individual Defendants—notwithstanding the fact that approximately 90% of shareholders voted to approve of the Company’s executive compensation (the same compensation that these three stockholders are seeking to challenge) twice (both through its Say on Pay vote at the Company’s Annual Meeting in 2021, and again in a binding vote at the Company’s Annual Meeting in 2022) and approximately 90% of shareholders also voted to approve the director awards at the 2022 Annual Meeting. On March 31, 2022, the Delaware Court of Chancery consolidated these actions into a single action under the caption In re Northwest Biotherapeutics, Inc. Stockholder Litigation (the “Derivative Action”).

On November 17, 2023, the court issued an oral decision denying the motion to dismiss. On December 20, 2023, Gibson Dunn filed an answer to the Consolidated Amended Complaint on behalf of the Company. On December 28, 2023, the Individual Defendants, represented by separate counsel, filed their response to the Consolidated Amended Complaint. The parties are currently in the midst of discovery.

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

As of January 31, 2024, there were approximately 46,111 holders of record of our common stock. Such holders may include any broker or clearing agencies as holders of record, and in such cases exclude the individual stockholders whose shares are held by such brokers or clearing agencies.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Northwest Biotherapeutics Inc., the NASDAQ Composite Index , and the NASDAQ Biotechnology Index

$800
$700
$600
$500
$400
$300
$200
$100
$0
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
NASDAQ COMPOSITE
NORTHWEST BIOTHERAPEUTICS INC.
NASDAQ BIOTECHNOLOGY

* $100 invested on December 31, 2018 in stock or index, including reinvestment of dividends.

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Northwest Biotherapeutics Inc.	100.00	104.57	742.09	340.63	381.75	340.63
NASDAQ Composite	100.00	135.23	194.24	235.78	157.74	226.24
NASDAQ Biotechnology	100.00	124.97	157.10	158.27	136.15	140.88

Recent Sales of Unregistered Securities

During the year ended December 31, 2023, the Company issued the following equity securities pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, or the provisions of Rule 506 of Regulation D promulgated under the Securities Act. Except as set forth in such note, the Company did not utilize an underwriter or a placement agent for any of these offerings of its securities. The proceeds were used for general corporate purposes.

During the year ended December 31, 2023, the Company issued an aggregate of 1.0 million shares of Series C convertible preferred stock (the “Series C Shares”) to accredited investors for gross proceeds of approximately $14.3 million. During the year ended December 31, 2023, the Company extinguished approximately $1.0 million outstanding debt in lieu of partial consideration received for issuance the Series C Shares. The Company received approximately $13.3 million net proceeds from issuance of the Series C Shares.

During the year ended December 31, 2023, the Company converted 1.2 million shares of Series C Shares to 30.8 million common shares.

During the year ended December 31, 2023, the Company issued 16,000 shares of Series C Shares at fair value of $0.2 million to a consultant for services provided.

During the year ended December 31, 2023, the Company issued an aggregate of 12.8 million shares of common stock to accredited investors for $2.9 million cash from the exercise of warrants issued in the past with an exercise price between $0.153 and $2.00.

During the year ended December 31, 2023, the Company issued an aggregate of 37.0 million shares of common stock to accredited investors in lieu of cash payments of $19.1 million of debt, including $1.8 million of accrued interest.

During the year ended December 31, 2023, the Company issued an aggregate of 4.5 million shares of common stock to Advent BioServices as a result of completion of the two one-time milestones (obtaining a commercial manufacturing license from the MHRA and completion of drafting application) at fair value of $3.2 million, of which $0.6 million was recognized during the year ended December 31, 2023 and $2.6 million had already been recognized (but not paid) in 2022.

During the year ended December 31, 2023, the Company issued an aggregate of 0.6 million shares of common stock at fair value of $0.3 million to two staff employees. These shares were fully vested on the grant date.

During the year ended December 31, 2023, the Company issued 0.1 million shares of common stock at fair value of $50,000 to a consultant for services provided.

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

The following Management’s Discussion and Analysis provides a historical and prospective narrative on the Company’s financial condition, and results of operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The discussion of the Company’s financial condition and results of operations for the year ended December 31, 2022 compared to the same period in 2021 is included in Part II, Item 7. Below includes Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10–K for the year ended December 31, 2023.

We are a biotechnology company focused on developing personalized immune therapies for cancer. We have developed a platform technology, DCVax®, which uses activated dendritic cells to mobilize a patient’s own immune system to attack their cancer. Our lead product, DCVax®-L, is designed to treat solid tumor cancers in which the tumor can be surgically removed. Our additional product, DCVax®-Direct, is designed to treat inoperable solid tumors.

During 2023, we completed or made substantial progress on all of the key areas that we outlined at the Annual Meeting in December 2022 as priorities for the following 12-18 months, as well as some additional areas not outlined at the Annual Meeting.

Sawston Facility Development. We continued the development of our GMP facility in Sawston UK. We believe that the facility is a major asset and that the ongoing development is materially further enhancing its value.

●	The MIA license was approved by the Medicines and Healthcare Products Agency (MHRA), authorizing commercial manufacturing in the facility as well as global imports and exports - the culmination of several years of work.
●	The buildout of Phase 1B of the facility, which had begun in 2022, was completed. This included a large new Process Development (PD) lab that helped substantially with the Flaskworks development activities during the remainder of the year. The new PD lab will also be useful for future work on next-generation technologies, including as part of collaborations that are under development.
●	Controlled GMP cryostorage: existing capacity for 3 million vials.
●	Engineering and technical analyses were carried out for development of new Grade C labs in which the Flaskworks system may be deployed at lower cost and greater quantities of production than the existing manufacturing processes in Grade B labs.

Product Release Improvements. We continued to streamline processes related to product release. After manufacturing, medical products must go through a range of “release tests” - i.e., quality control and other tests (composition, purity, potency, sterility, etc.) to be approved for release for use in patients. In order for scale-up of manufacturing to be effective, the product release process must also be streamlined and scaled up so that it is not a bottleneck. This is an important part of overall preparations for commercialization and is particularly critical for autologous (personalized) products, for which each “batch” of product that is released is only for one patient. We have been working on this for years and made substantial progress in 2023. Activities have included partial automation and acquiring specialized equipment and bringing in-house some key tests previously conducted by outside specialized vendors.

Flaskworks. Major progress was made in 2023 in the development of the Flaskworks system for a “closed” manufacturing process for DCVax-L. We completed the evaluation of three fundamentally different process approaches that the Flaskworks system could take, and chose the one that we believe will be optimal both operationally and to facilitate regulatory approval. We also completed most of the functional optimization of the Flaskworks system itself. A specialized contractor was engaged to produce GMP-compliant (i.e., clinical grade) versions of the prototype Flaskworks machine made with GMP grade materials. When the GMP-grade units are delivered, Advent BioServices will undertake qualification and validation of those units, conduct engineering runs and collect data, and apply to regulators for approval to use the system to produce DCVax-L for patients. As previously reported, the Company views the Flaskworks program and system as a centerpiece of efforts toward scale-up for potential commercial operations.

Supply chain issues and equipment backlogs continue to be factors affecting operations both for Advent and for Flaskworks. However, the work of both Advent and Flaskworks is progressing in spite of these issues.

Intellectual Property. We further strengthened our intellectual property portfolio in three ways during 2023: we achieved issuance of certain patents previously filed, we filed new patent applications based on our own work, and we in-licensed patents and patent applications from other parties. We are continuing to build an IP portfolio that we believe will provide a strong foundation to help us build a leading franchise in dendritic cells and active immunotherapies. This includes enhanced versions of dendritic cells, combinations of other agents with dendritic cells, manufacturing methods and processes, and related IP.

Collaborations. The Company continued active discussions on certain combination treatment regimens and is planning for certain strategic trials with such combination treatments. Some of these would be in connection with the Company’s in-licensing of intellectual property and others would be separate collaborations. The Company anticipates proceeding with such an initial combination during 2024 when it is able to free up sufficiently from the MAA review process and the inspections processes.

Expansion of the SAB: addition of Dr. Linda Liau. We were pleased to expand our Scientific Advisory Board during 2023 with the addition of Dr. Linda Liau, Chairman of the Neurosurgery Department at UCLA and the Principal Investigator in the Phase 3 trial of DCVax-L for GBM.

Mechanism of Action data and analyses. During 2023, we completed and publicly presented key information about the mechanism of action (MoA) of DCVax-L. We have undertaken such analyses over time, as technology tools have advanced - including recent advances in proteomics. The analyses completed and presented in 2023 provided strong support for what we believe are the keys to the treatment effects observed with DCVax-L and are the key differentiators of DCVax-L vs. other cancer treatments for glioblastoma (GBM) and other solid tumors: namely, that DCVax-L is a broad-spectrum treatment and it is aiming at personalized tumor targets that are actually present on the patient’s version of the tumor. The MoA studies showed that the dendritic cells in DCVax-L processed and presented well over 600 peptide antigens (all drawn from a sample of the patient’s own tumor) to the T cells. The antigens presented by the DCs become targets for T cells to attack. The MoA studies also showed that a very large number and diversity of T cells responded, and that the depth and breadth of the T cell response increased over time following DCVax-L treatments, ranging ranged from several hundred to as many as 1200 different T cell clones. Each T cell clone addresses a distinct tumor target. We believe that the data from these MoA studies provide important support for the extended survival seen in our Phase 3 clinical trial of DCVax-L for GBM and will be helpful in the regulatory review of our MAA application for commercial approval.

Continued compassionate use (Specials) patients. We continued treating compassionate use cases of GBM patients. We believe these treatments are helpful for the patients, and these cases are also helping us prepare for real world circumstances that we are likely to encounter in potential commercialization and that are much more diverse than in clinical trials. For example, the compassionate use cases include patients who have continued to receive DCVax-L treatments over many years (including having a second batch of DCVax-L doses made after the first batch of doses was exhausted), patients who are older than the age range in the clinical trials, and a patient with an enormous (14 cm.) GBM tumor of which only half could be removed by surgery and the remaining half regressed with treatment by DCVax-L and nutritional support for the immune system (case study accepted for peer reviewed publication).

Continued survival follow-up on patients in the Phase 3 trial. The contract research organization (CRO) managing the Phase 3 trial continued to conduct long-term follow-up on patients from the Phase 3 trial as there are still patients alive.

Drafting and submission of the MAA. We worked with consultants throughout the year to draft the MAA application package and supporting documents and exhibits. Advent BioServices undertook much of the work with specialized consultants to prepare the CMC (product related) sections of the MAA and those supporting documents and exhibits. The MAA was completed and filed with the UK MHRA on December 20, 2023.

Activities associated with the MAA. In parallel with the drafting of the MAA itself, in 2023 we undertook a large-scale program of preparations for inspections. The regulatory authorities will conduct comprehensive inspections of the CRO, the TMF, the database provider, the sponsor, key trial site hospitals, the contract manufacturer and others. The Company worked throughout most of 2023 with large teams of consultants on preparations for inspection readiness of all parties and the TMF. Multiple mock inspections were arranged and were conducted by former regulatory agency inspectors in Q4. Further inspection readiness preparations are expected to continue to be a major focus of the Company and the large teams of consultants in the first half of 2024. During 2023 the Company also devoted substantial efforts to preparations for launching the two required pediatric clinical trials.

Lawsuit against market makers. The Company continued vigorously pursuing its lawsuit against certain market makers whom the Company believes have engaged in manipulation of its stock. Following the Company’s filing of its Complaint in December 2022, during 2023 the case proceeded through multiple rounds of court filings as described in Item 3 Legal Proceedings above. The Company plans to continue the vigorous pursuit of the case.

Future directions. In the future, we also plan to restart our DCVax®-Direct clinical development program as soon as resources permit.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses.

On an ongoing basis, we evaluate our estimates and judgments, including those related to derivative liabilities, accrued expenses and stock-based compensation. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates.

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

As of December 31, 2023 and 2022, the undiscounted net future cash flows of the U.K. property were greater than the carrying value. Therefore, no impairment loss was considered necessary.

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

Convertible Notes under Fair Value Option

We account for certain convertible notes issued from August to October 2023 on an instrument-by-instrument basis under the fair value option (“FVO”) election of ASC Topic 825, Financial Instruments (“ASC 825”). The convertible notes accounted for under the FVO election are each debt host financial instruments containing embedded features wherein the entire financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Changes in the estimated fair value of the convertible notes are recorded as a component of Other (expense) income in the consolidated statements of operations, except that the change in estimated fair value attributable to a change in the instrument-specific credit risks is recognized as a component of other comprehensive income. As a result of electing the FVO, issuance costs related to the convertible notes are expensed as incurred.

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

For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. We will adopt ASU 2022-03 effective January 1, 2024. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. We do not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

Because we are a company with no commercial product sales revenue, we do not allocate research and development costs on a project basis. We adopted this policy, in part, due to the unreasonable cost burden associated with accounting at such a level of detail and our limited number of financial and personnel resources.

General and administrative:

General and administrative expenses include personnel related salary and benefit expenses, cost of facilities, insurance, travel, legal services, property and equipment and amortization of stock options and warrants.

For the Years Ended December 31, 2023, 2022 and 2021

We recognized a net loss of $62.6 million, $105.0 million and a net income of $179.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. The net loss of $62.6 million and $105.0 million for the years ended December 31, 2023 and 2022 included a non-cash gain of $1.5 million and a non-cash loss of $25.8 million from change in fair value derivative liabilities and convertible notes, respectively. The net income of $179.1 million for the year ended December 31, 2021 included a non-cash gain of $239.3 million from change in fair value derivative liabilities.

Net cash used in operations was $53.6 million, $52.8 million and $38.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Research and development expense

For the years ended December 31, 2023, 2022 and 2021, research and development expense was $27.7 million, $35.5 million and $20.3 million, respectively. The increase in R&D in 2023 and 2022 as compared to 2021 was mainly reflected extensive one-time activities, which were started in mid of 2022 and fully completed as of December 31, 2023.

The R&D expenses in 2023 and 2022 primarily reflected extensive one-time activities (i) to accomplish a number of pre-requisites that are required before making an application for regulatory of DCVax-L, (ii) to prepare the application package and (iii) to prepare other materials, such as the Trial Master File, to be inspection-ready in addition to the application package. The pre-requisites and preparations included developing, submitting and obtaining regulatory approval for a Pediatric Investigation Plan (PIP), preparing and qualifying for manufacturing licenses required for the Sawston facility, completing the technology transfer from the London facility (where the Company had done all its manufacturing before 2022) to the Sawston facility to enable GMP manufacturing to begin in February 2022 at Sawston (while also continuing in the London facility), and six workstreams related to product matters involving Comparability, Stability, Potency, Product Profile, Mechanism of Action and Fill/Finish which are needed for the application package to seek regulatory approval of DCVax-L.

The 2023 and 2022 R&D expenses we incurred for these activities included payments to numerous teams of specialized external consultants and the CRO, as well as to Advent BioServices. The majority of the payments to Advent were for one-time expenses for ten key one-time milestones for pre-requisites and preparations for the MAA application for product approval. These included three milestones for obtaining the three licenses required for the Sawston facility, six milestones for the six product workstreams, and 1 milestone related to preparing key portions of an application for regulatory approval of the DCVax-L product.

During the year ended December 31, 2023, we completed the last three one-time milestones (obtaining a commercial manufacturing license from the MHRA, completion of drafting and submission of the application to MHRA for product approval), and recognized additional $1.5 million in research and development expense.

During the year ended December 31, 2022, we paid $3.0 million for the cash component of seven milestones, and accrued $4.7 million for the cash component of future milestones. We issued 7.5 million shares at fair value of $5.9 million for the stock component of eight milestones, and we accrued $3.6 million for the stock component of future milestones.

General and Administrative Expense

General and administrative expenses were $29.7 million, $33.4 million and $33.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The decrease of $3.6 million in 2023 compared to 2022 was mainly related to a decrease of $1.6 million in consulting, legal and professional fees, a decrease of $0.7 million in compensation expenses and a $0.9 million reduction in our director and officer insurance expenses.

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

Change in Fair Value of Derivatives

We recognized a non - cash income of $3.6 million, a non - cash loss of $25.8 million and a non - cash gain of $239.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. The non - cash loss was primarily due to the increase of our stock price, and the non - cash gain was primarily due to the decrease of our stock price. Our closing stock prices as of December 31, 2023, 2022 and 2021 were as follows:

December 31, 2023	December 31, 2022	December 31, 2021
$0.70	$0.78	$0.70

Change in Fair Value of Convertible Notes

We elected the fair value option to fair value certain convertible notes under the guidance in ASC 825 during the year ended December 31, 2023 (see Note 7). We recognized a non-cash loss of $2.0 million change in fair value of the convertible notes during the year ended December 31, 2023.

Debt Extinguishment

During the year ended December 31, 2023, we issued approximately 37.0 million shares of common stock with a fair value of $24.7 million to certain lenders in lieu of cash payments of $19.1 million of debt, including $1.8 million of accrued interest. We also extinguished Share liabilities of $1.1 million and recognized additional $0.8 million in Share liabilities. We recognized an approximately $5.3 million debt extinguishment loss during the year ended December 31, 2023 from the debt redemption.

During the year ended December 31, 2023, we issued approximately 56,000 shares of Series C preferred stock with a fair value of $1.0 million to certain lenders in lieu of cash payments of $0.9 million in debt, including $0.1 million of accrued interest. We recognized an approximately $0.1 million debt extinguishment loss.

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

Interest expense

During the years ended December 31, 2023, 2022 and 2021, we recorded interest expense of $5.2 million, $6.1 million, and $5.0 million, respectively.

Foreign currency transaction (loss) gain

During the years ended December 31, 2023, 2022, and 2021, we recognized foreign currency transaction income of $2.0 million, a loss of $3.3 million and a loss of $1.7 million, respectively. The gain was due to the weakening of the U.S. dollar relative to the British pound sterling. The loss was due to the strengthening of the U.S. dollar relative to the British pound sterling.

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

Contingent Contractual Payment

The following table summarizes our contractual obligations as of December 31, 2023 (in thousands):

	Payment Due by Period
		Less than	1 to 2	3 to 5
	Total	1 Year	Years	Years
Short term convertible notes payable (1)
6% unsecured	$250	$250	$—	$—
8% unsecured	3,466	3,466	—	—
10% unsecured	524	524	—	—
Short term convertible notes payable at fair value (2)
11% unsecured	11,133	11,133
Short term notes payable (3)
8% unsecured	3,652	3,652	—	—
12% unsecured	910	910	—	—
Long term notes payable (4)
8% unsecured	23,179	—	23,179	—
6% secured	606	29	577	—
Operating leases (5)	3,812	944	717	2,151
Minimum commitment obligation (6)	5,746	—	5,746	—
Total	$53,278	$20,908	$30,219	$2,151
(1)	The obligations related to short-term convertible notes were approximately $4.2 million as of December 31, 2023, which included remaining contractual unpaid interest of $0.3 million.

(2)	The obligations related to certain short-term convertible notes at fair value were approximately $11.1 million as of December 31, 2023, which included remaining contractual unpaid interest of $0.4 million.
(3)	The obligations related to short-term notes were approximately $4.6 million as of December 31, 2023, which included unpaid interest of $0.5 million.
(4)	The obligations related to long-term notes were approximately $23.8 million as of December 31, 2023, which included unpaid interest for the next two years of approximately $2.0 million.
(5)	The operating lease obligations during the next two years included approximately $0.2 million for our offices in Maryland and U.K. Approximately £1.0 million ($1.3 million) in lease obligations during the next two years and approximately £1.6 million ($2.3 million) for the next three to five years related to the Vision Centre in the U.K. that we leased back in December 2018.
(6)	The minimum commitment obligation included minimum required payments to Advent BioServices under the current Manufacturing Services Agreement. The Manufacturing Services Agreement remains in force until five years after the first commercial sales of DCVax-L products pursuant to a marketing authorization, accelerated approval or other commercial approval, unless cancelled. Either party may terminate this agreement without cause upon 12 months’ prior written notice. During the notice period services would still be provided. Minimum required payments for this notice period are anticipated total approximately £4.5 million ($5.7 million).

Operating Activities

We used $53.6 million, $52.8 million and $38.3 million in cash for operating activities during the years ended December 31, 2023, 2022 and 2021, respectively. The increase in cash used in operating activities was primarily attributable to an increase in clinical trial related expenditures.

Investing Activities

We spent approximately $3.4 million, $2.9 million and $6.0 million in cash for purchases of equipment in the UK and the build-out of our facility in Sawston, UK during the years ended December 31, 2023, 2022 and 2021, respectively.

Financing Activities

We received approximately $13.3 million and $18.7 million cash from issuances of 1.0 million and 1.2 million shares of Series C convertible preferred stock during the years ended December 31, 2023 and 2022, respectively.

We received approximately $9.5 million and $4.1 million in cash proceeds from issuances of common stock and warrants, in both public and private offerings during the years ended December 31, 2022 and 2021, respectively.

We received approximately $1.7 million, $11.1 million and $20.0 million of cash proceeds from the exercise of warrants and options during the years ended December 31, 2023, 2022 and 2021, respectively.

We received approximately $20.0 million, $5.6 million and $29.7 million in cash proceeds from the issuance of multiple notes payable during the years ended December 31, 2023, 2022 and 2021, respectively.

We received approximately $13.3 million cash proceeds from issuance of convertible notes payable to individual lenders during the year ended December 31, 2023.

We received $5.0 million from issuance of non-dilutive funding agreements during the year ended December 31, 2023.

We made aggregate debt payments of $0.4 million, $5.5 million and $5.8 million during the years ended December 31, 2023, 2022 and 2021, respectively.

We made repayment of $0.2 million of investor advances during the years ended December 31, 2023.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of December 31, 2023 and 2022 and for the fiscal years ended December 31, 2023, 2022 and 2021, begins on page F-1 of this Annual Report on Form 10-K.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. In making this assessment, the Company’s management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our evaluation, management concluded that, because of a material weakness identified relating to valuation of the Company’s debt and derivative liabilities, which primarily involved applying an incorrect valuation method using the market price actually paid for certain convertible notes rather than a Monte Carlo formula, which resulted in a revision of prior period financial statement within the current annual report (see Note 14), our internal control over financial reporting was not effective as of December 31, 2023.

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

Management of the Company, including our CEO and Principal Financial and Accounting Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. Based on this assessment, we determined that our internal control over financial reporting was not effective as of December 31, 2023 due solely to the material weakness over the valuation of debt and derivative liabilities which primarily involved applying an incorrect valuation method using the market price actually paid for certain convertible notes rather than using a Monte Carlo valuation formula. As a result, a correction for the quarter ended September 30, 2023 has been made for less than $5 million (see Note 14).

Management took corrective action during the quarter ended December 31, 2023. The Company believes the weakness has been addressed, but it will need to be tested in the first quarter of 2024, before the weakness can be considered fully remediated.

Cherry Bekaert, LLP, the Company’s independent registered public accounting firm, was appointed by the Company’s Board of Directors and ratified by the Company’s stockholders. They were engaged to render an opinion regarding the fair presentation of the Company’s consolidated financial statements as well as conducting an audit of internal control over financial reporting for the period ending December 31, 2023. Their reports included at F-2 of this Form 10-K are based upon audits conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States).

Changes in Internal Control Over Financial Reporting

Other than the material weakness described above, there were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference from our 2024 Proxy Statement under the captions “Election of Directors” and “Code of Ethics.” To the extent that we do not file the 2024 Proxy Statement prior to the end of the 120-day period following December 31, 2023, we will amend this Annual Report on Form 10-K to provide the required information.

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
10.86

Loan Agreement, dated November 22, 2021, by and between Northwest Biotherapeutics, Inc. and Streeterville Capital, L.L.C (incorporated by reference to Exhibit 10.86 filed with the Registrant’s Annual Report on Form 10 - K on March 1, 2022).

10.87	Sub-lease Agreement, dated December 31, 2021, by and between Aracaris Ltd. and Northwest Biotherapeutics, Inc. (collectively the “Sub-Lessor”) and Advent BioServices, Ltd. (the “Sub-Lessee”).
10.88

Loan Agreement, dated September 26, 2022, by and between Northwest Biotherapeutics, Inc. and Streeterville Capital, L.L.C (incorporated by reference to Exhibit 10.88 filed with the Registrant’s Annual Report on Form 10 - K on February 28, 2023).

10.89	Loan Agreement, dated March 2, 2023, by and between Northwest Biotherapeutics, Inc. and Streeterville Capital, L.L.C.
10.90	Loan Agreement, dated November 10, 2023, by and between Northwest Biotherapeutics, Inc. and Streeterville Capital, L.L.C.
21.1	Subsidiaries of the Registrant.
23.1	Independent Registered Public Accounting Firm’s Consent.
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Label Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

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

NORTHWEST BIOTHERAPEUTICS, INC. (Registrant)
Date: March 5, 2024	By:	/s/ Linda F. Powers
Linda F. Powers,
President and Chief Executive Officer Principal Executive Officer Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Linda F. Powers	President and Chief Executive Officer	March 5, 2024
Linda F. Powers	Principal Executive Officer
Principal Financial and Accounting Officer

/s/ Alton L. Boynton	Director	March 5, 2024
Alton L. Boynton

/s/ Navid Malik	Director	March 5, 2024
Dr. Navid Malik

/s/ Jerry Jasinowski	Director	March 5, 2024
Jerry Jasinowski

/s/ J. Cofer Black	Director	March 5, 2024
J. Cofer Black

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NORTHWEST BIOTHERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Northwest Biotherapeutics, Inc.

Bethesda, Maryland

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheets of Northwest Biotherapeutics, Inc. and Subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive income, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria because a material weakness in internal control over financial reporting existed as of that date as the Company did not maintain effective control over the valuation of debt and derivatives.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in the Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not effect our opinion on those consolidated financial statements.

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

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting included in Item 9A—Controls and Procedures in the Company’s 2023 Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Critical Audit Matter Description

As disclosed in Notes 4, 5, 7, 10, and 11 to the consolidated financial statements, the Company had various debt,  derivative, mezzanine equity and equity transactions, including  both related party and non-related party stock-based compensation and convertible notes elected to be carried at fair value, where management evaluated required accounting considerations, significant estimates, and judgements around certain features, the possibility of conversion or redemption, and the valuation of certain components of the financings, including the valuation around certain freestanding and embedded derivatives. Certain features were initially measured at fair value and have been subsequently remeasured to fair value at each reporting period.

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

How the Critical Audit Matter was Addressed in the Audit

Our principal audit procedures performed to address this critical audit matter included the following:

●	We tested the design and operating effectiveness of the internal controls related to the debt, derivative liabilities, mezzanine equity and equity transactions, including both related party and non-related party stock-based compensation and convertible notes elected to be carried at fair value, processes.

●	We obtained a listing of all debt, derivative liabilities, mezzanine equity and equity transactions, including both related party and non-related party stock-based compensation and convertible notes elected to be carried at fair value, and management’s accounting analysis supporting these transactions. We evaluated the conclusions reached to ensure these were recorded in accordance with the relevant accounting guidance.
●	We identified and evaluated the accounting considerations in determining the nature of the various features and weighting of evidence, the potential bifurcation of these instruments, and considerations related to the determination of the fair value of the various debt and equity instruments and the conversion and redemption features that include valuation models and assumptions utilized by management. We reviewed the fair value models used, significant assumptions, and underlying data used in the models and evaluated whether the estimates and assumptions were consistent with audit evidence obtained.
●	We evaluated the disclosures surrounding debt, derivative liabilities, mezzanine equity and equity transactions, including both related party and non-related party stock-based compensation and convertible notes elected to be carried at fair value, to ensure these were disclosed in accordance with the relevant accounting guidance.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2021.

Cherry Bekaert LLP

Tampa, Florida

March 5, 2024

NORTHWEST BIOTHERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$2,126	$6,965
Prepaid expenses and other current assets	1,999	2,460
Total current assets	4,125	9,425

Non-current assets:
Property, plant and equipment, net	17,278	13,418
Construction in progress	—	2,028
Right-of-use asset, net	4,183	4,189
Indefinite-lived intangible asset	1,292	1,292
Goodwill	626	626
Other assets	361	345
Total non-current assets	23,740	21,898
TOTAL ASSETS	$27,865	$31,323

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$10,244	$10,687
Accounts payable and accrued expenses to related parties and affiliates	3,544	6,955
Convertible notes, net	3,765	135
Convertible notes at fair value	12,771	—
Notes payable, net	3,944	15,403
Contingent payable derivative liability	9,188	8,668
Warrant liability	944	80,559
Investor advances	7	2,566
Share liability	483	678
Lease liabilities	314	354
Total current liabilities	45,204	126,005

Non-current liabilities:
Notes payable, net of current portion, net	20,312	5,991
Lease liabilities, net of current portion	4,454	4,370
Contingent payment obligation	4,950	—
Total non-current liabilities	29,716	10,361
Total liabilities	74,920	136,366

COMMITMENTS AND CONTINGENCIES (Note 12)

Mezzanine equity:
Series C Convertible Preferred Stock, 10,000,000 shares designated; 1.2 million and 1.4 million shares issued and outstanding as of December 31, 2023 and 2022, respectively; aggregate liquidation preference of $17.0 million	18,718	23,060
Stockholders’ deficit:
Preferred stock ($0.001 par value); 100,000,000 shares authorized as of December 31, 2023 and 2022, respectively	—	—
Common stock ($0.001 par value); 1,700,000,000 shares authorized; 1,175.5 million and 1,068.4 million shares issued and outstanding as of December 31, 2023 and 2022, respectively	1,175	1,068
Additional paid-in capital	1,291,316	1,164,885
Stock subscription receivable	(79)	(79)
Accumulated deficit	(1,359,721)	(1,297,122)
Accumulated other comprehensive income	1,536	3,145
Total stockholders’ deficit	(65,773)	(128,103)
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$27,865	$31,323

See accompanying notes to the consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	For the years ended
	December 31,
	2023	2022	2021
Revenues:
Research and other	$1,932	$1,683	$1,005
Total revenues	1,932	1,683	1,005
Operating costs and expenses:
Research and development	27,730	35,511	20,308
General and administrative	29,710	33,353	33,399
Total operating costs and expenses	57,440	68,864	53,707
Loss from operations	(55,508)	(67,181)	(52,702)
Other income (expense):
Change in fair value of derivative liabilities	3,644	(25,821)	239,347
Change in fair value of share liabilities	(78)	33	—
Change in fair value of convertible notes	(2,021)	—	—
Loss from extinguishment of debt	(5,403)	(2,691)	(165)
Interest expense	(5,241)	(6,068)	(5,011)
Inducement expense	—	—	(647)
Foreign currency transaction gain (loss)	2,008	(3,304)	(1,696)
Total other (loss) income	(7,091)	(37,851)	231,828
Net (loss) income	(62,599)	(105,032)	179,126
Deemed dividend related to warrant modification	(1,774)	—	—
Net (loss) income attributable to common stockholders	$(64,373)	$(105,032)	$179,126

Other comprehensive income (loss)
Foreign currency translation adjustment	(1,609)	2,788	1,505
Total comprehensive (loss) income	$(65,982)	$(102,244)	$180,631

Net (loss) income per share applicable to common stockholders
Basic	$(0.06)	$(0.10)	$0.21
Diluted	$(0.06)	$(0.10)	$(0.06)

Weighted average shares used in computing basic loss per share	1,119,191	1,015,852	873,517
Weighted average shares used in computing diluted loss per share	1,119,191	1,015,852	1,007,869

See accompanying notes to the consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands)

	Mezzanine equity							Accumulated
	Series C Covertible				Additional			Other	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Par value	Capital	Receivable	Deficit	Income (Loss)	Deficit
Balances at January 1, 2021	—	$—	829,631	$830	$1,008,665	$(79)	$(1,371,216)	$(1,148)	$(362,948)
Issuance of common stock for cash	—	—	6,272	6	4,064	—	—	—	4,070
Issuance of common stock and warrants for conversion of debt and accrued interest	—	—	5,145	5	7,495	—	—	—	7,500
Warrants and stock options exercised for cash	—	—	86,910	87	19,888	—	—	—	19,975
Reclassification of warrant liabilities related to warrants exercised for cash	—	—	—	—	68,692	—	—	—	68,692
Cashless warrants and stock options exercise	—	—	20,439	20	(20)	—	—	—	—
Reclassification of warrant liabilities related to cashless warrants exercise	—	—	—	—	2,369	—	—	—	2,369
Stock-based compensation	—	—	48	—	15,571	—	—	—	15,571
Reclassification of warrant liabilities based on authorized shares	—	—	—	—	(59,851)	—	—	—	(59,851)
Net income	—	—	—	—	—	—	179,126	—	179,126
Cumulative translation adjustment	—	—	—	—	—	—	—	1,505	1,505
Balances at December 31, 2021	—	—	948,445	948	1,066,873	(79)	(1,192,090)	357	(123,991)
Issuance of Series C convertible preferred stock for cash	1,157	18,669	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock in lieu of debt redemption	203	3,527	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock by common stock warrant exercise	55	329	—	—	—	—	—	—	—
Issuance of common stock for cash	—	—	13,147	13	9,676	—	—	—	9,689
Warrants exercised for cash	—	—	45,298	45	11,060	—	—	—	11,105
Reclassification of warrant liabilities related to warrants exercised for cash	—	535	—	—	24,434	—	—	—	24,434
Cashless warrants and stock options exercise	—	—	34,224	34	(34)	—	—	—	—
Reclassification of warrant liabilities related to cashless warrants exercise	—	—	—	—	26,800	—	—	—	26,800
Issuance of common stock for conversion of debt and accrued interest	—	—	18,139	19	13,787	—	—	—	13,806
Stock-based compensation	—	—	9,141	9	12,289	—	—	—	12,298
Net loss	—	—	—	—	—	—	(105,032)	—	(105,032)
Cumulative translation adjustment	—	—	—	—	—	—	—	2,788	2,788
Balances at December 31, 2022	1,415	23,060	1,068,394	1,068	1,164,885	(79)	(1,297,122)	3,145	(128,103)
Issuance of Series C convertible preferred stock for cash	952	13,330	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock in lieu of debt redemption	56	1,013	—	—	—	—	—	—	—
Series C convertible preferred stock conversion	(1,230)	(18,915)	30,756	31	18,884	—	—	—	18,915
Warrants and stock options exercised for cash	—	—	12,800	13	2,907	—	—	—	2,920
Cashless warrants and stock options exercise	—	—	21,327	21	(21)	—	—	—	—
Reclassification of warrant liabilities to stockholders’ deficit	—	—	—	—	76,258	—	—	—	76,258
Issuance of common stock for conversion of debt and accrued interest	—	—	37,018	37	24,615	—	—	—	24,652
Stock-based compensation	16	230	5,164	5	4,173	—	—	—	4,178
Reclass earned but unissued milestone shares from equity to liability	—	—	—	—	(1,065)	—	—	—	(1,065)
Net loss	—	—	—	—	—	—	(62,599)	—	(62,599)
Warrants modfication	—	—	—	—	2,454	—	—	—	2,454
Deemed dividend related to warrants modification	—	—	—	—	(1,774)	—	—	—	(1,774)
Cumulative translation adjustment	—	—	—	—	—	—	—	(1,609)	(1,609)
Balances at December 31, 2023	1,209	$18,718	1,175,459	$1,175	$1,291,316	$(79)	$(1,359,721)	$1,536	$(65,773)

See accompanying notes to the consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended
	December 31,
	2023	2022	2021
Cash Flows from Operating Activities:
Net loss	$(62,599)	$(105,032)	$179,126
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	1,525	1,252	324
Amortization of debt discount	2,372	2,771	2,301
Change in fair value of derivatives	(3,644)	25,821	(239,347)
Change in fair value of share liability	78	(33)	—
Change in fair value of convertible notes	2,021	—	—
Loss from extinguishment of debt	5,403	2,691	165
Inducement expense	—	—	647
Amortization of operating lease right-of-use asset	208	248	262
Stock-based compensation for services	4,408	12,298	15,498
Warrant modifications associated with convertible notes under fair value option	286	—	—
Subtotal of non-cash charges	12,657	45,048	(220,150)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	501	(397)	3,475
Other non-current assets	(12)	625	(179)
Accounts payable and accrued expenses	50	3,492	77
Related party accounts payable and accrued expenses	(4,476)	3,354	(674)
Lease liabilities	242	135	26
Net cash used in operating activities	(53,637)	(52,775)	(38,299)
Cash Flows from Investing Activities:
Purchase of equipment and construction in progress	(3,437)	(2,902)	(6,015)
Net cash used in investing activities	(3,437)	(2,902)	(6,015)
Cash Flows from Financing Activities:
Proceeds from issuance of Series C convertible preferred stock	13,330	18,669	—
Proceeds from issuance of Series C convertible preferred stock by common stock warrant exercise, net of debt redemption	—	52	—
Proceeds from issuance of common stock	—	9,465	4,070
Proceeds from exercise of warrants and options	1,717	11,105	19,975
Proceeds from investor advance	7	2,566	250
Proceeds from issuance of notes payable, net	20,000	5,600	29,665
Proceeds from issuance of convertible notes payable, net	13,339	—	—
Proceeds from contingent payment obligation	4,950	—	—
Repayment of notes payable	(385)	(5,489)	(5,828)
Repayment of investor advances	(200)	—	—
Net cash provided by financing activities	52,758	41,968	48,132
Effect of exchange rate changes on cash and cash equivalents	(523)	5,505	1,368
Net (decrease) increase in cash and cash equivalents	(4,839)	(8,204)	5,186

Cash and cash equivalents, beginning of the year	6,965	15,169	9,983
Cash and cash equivalents, end of the year	$2,126	$6,965	$15,169

Supplemental disclosure of cash flow information
Interest payments on notes payable	$(55)	$(912)	$(1,730)

See accompanying notes to the consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended
	December 31,
	2023	2022	2021
Supplemental schedule of non-cash investing and financing activities:
Cashless warrants and stock options exercise	$21	$34	$20
Reclassification of warrant liabilities related to warrants exercised for cash	$—	$24,969	$68,692
Reclassification of warrant liabilities to stockholders’ deficit	$76,258	$—	$—
Reclassification of warrant liabilities related to cashless warrants exercise	$—	$26,800	$2,369
Reclassification of warrant liabilities based on authorized shares		$—	$59,851
Reclassisifcation of investor advances to convertible notes payable	$1,163	$—	$—
Reclassisifcation of investor advances to stockholders’ deficit	$1,203	$—	$—
Issuance of common stock for conversion of debt and accrued interest	$24,652	$11,541	$7,487
Issuance of Series C convertible preferred stock in lieu of debt redemption	$1,013	$3,408	$—
Exercise common stock warrants by debt redemption	$—	$277	$—
Series C convertible preferred stock conversion	$18,915	$—	$—
Capital expenditures included in accounts payable	$178	$699	$33
Capital expenditures included in accounts payable and accrued expenses to related parties and affiliates	$—	$—	$370
Issuance of common shares to settle accrued service liability	$—	$—	$73
Reclassification between shares payable and equity	$—	$250	$—
Reclass earned but unissued milestone shares from equity to liability	$1,065	$—	$—
Deemed dividend related to warrant modification	$1,774	$—	$—
Debt discout related to warrant modificaiton	$394	$—	$—

See accompanying notes to the consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

1. Organization and Description of Business

Northwest Biotherapeutics, Inc. and its wholly owned subsidiaries Flaskworks, Northwest Biotherapeutics Limited (formerly known as Aracaris Ltd), Aracaris Capital, Ltd, Northwest Biotherapeutics B.V., and NW Bio GmbH (collectively, the “Company”, “we”, “us” and “our”) were organized to discover and develop innovative immunotherapies for cancer. The Company has developed DCVax® platform technologies for both operable and inoperable solid tumor cancers. The Company has wholly owned subsidiaries in Boston, the U.K., the Netherlands and Germany. On August 28, 2020, the Company acquired Flaskworks, LLC (“Flaskworks”), a company that has developed a system designed to close and automate the manufacturing of cell therapy products such as DCVax®. On July 24, 2023, the Company’s wholly-owned U.K. subsidiary changed its name from Aracaris Ltd to Northwest Biotherapeutics Limited.

The Company relies upon contract manufacturers for production of its DCVax products, research and development services, distribution and logistics, and related services, in compliance with the Company’s specifications and the applicable regulatory requirements.

The Company has completed a Phase 3 clinical trial of its DCVax®-L product for glioblastoma brain cancer, has publicly reported the results in a peer reviewed publication in a medical journal as well as at a medical conference, and has submitted an application for regulatory approval of the product in the U.K.

2. Financial Condition, Going Concern and Management Plans

The Company has incurred annual net operating losses since its inception. The Company had a net loss of $62.8 million for the year ended December 31, 2023. The Company used approximately $53.6 million of cash in its operating activities during the year ended December 31, 2023.

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

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

As of December 31, 2023 and 2022, the Company did not consolidate any VIE’s as the Company has concluded that it is not the primary beneficiary.

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

On an ongoing basis, the Company evaluates its estimates and judgments, including valuing equity securities in share-based payment arrangements, estimating the fair value of financial instruments recorded as derivative liabilities, useful lives of depreciable assets and whether impairment charges may apply. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which at times may exceed the Federal depository insurance coverage (“FDIC”) of $250,000. As of December 31, 2023, of the total $2.1 million in cash and cash equivalents, $36,000 was held by foreign subsidiaries. As of December 31, 2022, of the total $7.0 million in cash and cash equivalents, $0.4 million was held by foreign subsidiaries. The Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Property, Plant and Equipment

Property and equipment are stated at cost. Depreciation and amortization are provided for using straight-line methods, in amounts sufficient to charge the cost of depreciable assets to operations over their estimated service lives. Repairs and maintenance costs are charged to operations as incurred.

Costs for capital assets not yet placed into service are capitalized as construction in progress on the consolidated balance sheets and will be depreciated once placed into service. In October 2021, approval was received from the UK Human Tissue Authority (“HTA”) of a license for collection and processing of human cells and tissues for medical purposes at the Company’s Sawston, UK facility. In December 2021, approval was received from the UK Medicines and Healthcare Products Regulatory Agency (“MHRA”) of a license for manufacture at the Sawston facility of GMP (clinical grade) cell therapy products for compassionate use and trials. All costs associated with the facility buildout (Phase 1A) were reclassified from construction in progress to leasehold improvements, and the costs began to be amortized over the estimated useful life of the asset and/or leasehold lease. The Company incurred additional construction works related to Phase 1B build out during the year ended December 31, 2022, which was completed and placed in use in 2023.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

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

The Company has one operating segment and one reporting unit. The Company reviews goodwill and indefinite-lived intangible assets at least annually for possible impairment. Goodwill and indefinite-lived intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit or the indefinite-lived intangible assets below their carrying values. No impairment charge was recognized for the year ended December 31, 2023 and 2022.

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

Convertible Notes under Fair Value Option

The Company accounts for certain convertible notes issued from August to October 2023 on an instrument-by-instrument basis under the fair value option (“FVO”) election of ASC Topic 825, Financial Instruments (“ASC 825”). The convertible notes accounted for under the FVO election are each debt host financial instruments containing embedded features wherein the entire financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Changes in the estimated fair value of the convertible notes are recorded as a component of Other (expense) income in the consolidated statements of operations, except that the change in estimated fair value attributable to a change in the instrument-specific credit risks is recognized as a component of other comprehensive income. As a result of electing the FVO, issuance costs related to the convertible notes are expensed as incurred.

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

Revenue Recognition

The Company recognizes revenue in accordance with the terms stipulated under the applicable service contract. In various situations, the Company receives certain credits against invoices for manufacturing of patient treatments by its contract manufacturer. These payments are assessed and recognized in accordance with ASC 606 in the period when the performance obligation had been met.

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

For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company will adopt ASU 2022-03 effective January 1, 2024. The Company does not expect that the adoption of this guidance will have a material impact on its consolidated financial statements.

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

4. Fair Value Measurements

In accordance with ASC 820 (Fair Value Measurements and Disclosures), the Company uses various inputs to measure the fair value of liabilities related to certain embedded conversion feature associated with convertible debt, share liability, and contingent payable to Cognate BioServices on a recurring basis to determine the fair value of these liabilities. The Company also elects the FVO for certain eligible financial instruments, such as convertible notes, in order to simplify the accounting treatment.

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2023 and December 31, 2022 (in thousands):

	Fair value measured at December 31, 2023
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$944	$—	$—	$944
Contingent payable derivative liability	9,188	—	—	9,188
Convertible notes at fair value	12,771			12,771
Share liability	483			483
Total fair value	$23,386	$—	$—	$23,386

	Fair value measured at December 31, 2022
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$80,559	$—	$—	$80,559
Embedded redemption option	807	—	—	807
Contingent payable derivative liability	8,668	—	—	8,668
Share liability	678			678
Total fair value	$90,712	$—	$—	$90,712

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

There were no transfers between Level 1, 2 or 3 during the years ended December 31, 2023 and 2022.

The following table presents changes in Level 3 liabilities measured at fair value for the years ended December 31, 2023 and 2022. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

						Convertible
	Warrant		Embedded	Contingent Payable	Share	Notes At
	Liability		Redemption Option	Derivative Liability	Liability	Fair Value	Total
Balance - January 1, 2022	$106,784		$988	$8,232	$—	$—	$116,004
Additional warrant liability	184		7	—	—	—	191
Additional share liability	—		—	—	711	—	711
Debt redemption	—		(213)	—	—	—	(213)
Reclassification of warrant liabilities	(51,769)		—	—	—	—	(51,769)
Change in fair value	25,360		25	436	(33)	—	25,788
Balance – December 31, 2022	80,559		807	8,668	678	—	90,712
Additional share liability	—		—	—	818	—	818
Issuance of convertible notes at fair value	—		—	—	—	10,750	10,750
Redemption of share liability	—		—	—	(1,091)	—	(1,091)
Reclassification of warrant liabilities	(76,258)		—	—	—	—	(76,258)
Change in fair value	(3,357)		(807)	520	78	2,021	(1,545)
Balance - December 31, 2023	$944	(1)	$—	$9,188	$483	$12,771	$23,386
(1)	The remaining balance of $0.9 million in warrant liability as of December 31, 2023 was related to certain conditional rights to independently purchase shares from the Company in a future raise of capital (the “Piggy-back Rights”). The Company accounted for the Piggy-back Rights as a freestanding financial instrument, which was classified as a liability at fair value on the Consolidated Balance Sheet.

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities and embedded conversion feature (excluding the piggy-back right, which was based on key milestone estimates, see Note 8 for piggy-back rights) that are categorized within Level 3 of the fair value hierarchy as of December 31, 2023, January 9 2023 (the reclassification date) and December 31, 2022 is as follows:

	As of December 31, 2023		As of January 9, 2023
	Share	Contingent Payable	Warrant
	Liability	Derivative Liability	Liability
Strike price	$0.64	$0.70 *	$0.31
Contractual term (years)	0.1	1.0	1.5
Volatility (annual)	71%	71%	87%
Risk-free rate	5.6%	5.2%	4.3%
Dividend yield (per share)	0%	0%	0%

	As of December 31, 2022
	Warrant	Share	Contingent Payable
	Liability	Liability	Derivative Liability
Strike price	$0.31	$0.78 *	$0.78 *
Contractual term (years)	1.5	0.1	0.6
Volatility (annual)	86%	76%	77%
Risk-free rate	4.3%	2.0%	4.8%
Dividend yield (per share)	0%	0%	0%

* Contingent payable derivative liability based on stock price as of December 31, 2023 and 2022.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

5. Stock-Based Compensation

The following table summarizes total stock-based compensation expense recognized for the years ended December 31, 2023, 2022 and 2021 (in thousands). The related party amounts were for milestone incentives that either were earned or are deemed probable to be achieved in the future and become issuable at that time (as detailed below in Restricted Stock Awards).

	For the years ended
	December 31,
	2023	2022	2021
Research and development	$2,987	$1,918	$7,607
Research and development - related party
Milestones achieved (1)	687	5,870	—
Future milestones (2)	—	3,573	—
General and administrative	734	937	7,964
Total stock-based compensation expense	$4,408	$12,298	$15,571

The related party amounts were for milestone incentives that either were earned or are deemed probable to be achieved in the future and become issuable at that time (as detailed below in Restricted Stock Awards).

(1)	During the year ended December 31, 2023, the Company recognized the remaining $0.7 million stock-based compensation related to the achieved milestones: obtaining a commercial manufacturing license from the MHRA, completion of drafting key portions of the application for product approval and submission the application for product approval to MHRA. The Company had previously recognized $3.6 million stock-based compensation related to these milestones as of December 31, 2022.

During the year ended December 31, 2022, for eight milestones that were earned, the Company recognized and expensed approximately $5.9 million for 7.5 million shares.

(2)	During the year ended December 31, 2022, the Company recognized and expensed (but did not issue shares for) the pro-rata portion of one-time milestones that were achieved in 2023 of $3.6 million.

During the year ended December 31, 2022, the Company reversed approximately $1.4 million and $0.3 million of stock-based compensation expense in research and development and general and administrative, respectively, which were related to the cancellation of certain unvested performance-based awards.

The Black-Scholes option pricing model is used to estimate the fair value of stock options granted. The weighted average assumptions used in calculating the fair values of stock options that were granted during the years ended December 31, 2023, 2022 and 2021:

	For the years ended
	December 31,
	2023	2022	2021
Exercise price	$0.51	$0.65	$0.92
Expected term (years)	6.4	3.9	5.3
Expected stock price volatility	86%	99%	97%
Risk-free rate	4.5%	3.3%	1.0%
Dividend yield (per share)	0%	0%	0%

The total unrecognized compensation cost was approximately $4.7 million as of December 31, 2023 and will be recognized over the next 1.7 years.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

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

The following table summarizes stock option activity for the Company’s option plans during the years ended December 31, 2023, 2022 and 2021 (in thousands, except per share number):

			Weighted
		Weighted	Average
		Average	Remaining	Total
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (in years)	Value
Outstanding as of January 1, 2021	308,840	$0.33	8.9	$372,219
Granted (1)	910	0.92	8.6	—
Cash exercised	(183)	0.25	—	—
Cashless exercise	(4,720)	0.25	—	—
Outstanding as of December 31, 2021	304,847	0.33	8.0	114,803
Granted (2)	8,005	0.65	4.4	—
Cashless exercised	(8,187)	0.27	—	—
Forfeited/expired	(3,402)	0.88	—	—
Outstanding as of December 31, 2022	301,263	0.34	7.0	135,225
Granted (3)	20,220	0.51	6.0	—
Cash exercised	(150)	0.25	—	—
Cashless exercised	(3,857)	0.36	—	—
Expired	(400)	0.83	—	—
Outstanding as of December 31, 2023	317,076	$0.35	6.0	$114,097
Options vested (4)	280,023	$0.33	6.0	$104,780
(1)	Awards granted to a staff employee and a member from the Scientific Advisory Board.
(2)	Awards granted to Flaskworks employees and consultants.
(3)	During the year ended December 31, 2023, the Company granted 20.2 million stock options (the “2023 Options”) with an exercise price ranging from $0.47 to $0.57 per share, to key external consultants who provide services to the Company. The 2023 Options contain both service and performance vesting conditions, which will vest over a service period, generally during the term of consulting agreement, or upon achievement of specific milestones.
(4)	An aggregate 153 million stock options held by Ms. Linda Powers, the Company’s Chief Executive Officer, and Mr. Leslie Goldman, the Company’s Senior Vice President, General Consul are subject to an agreement (the “Blocker Letter Agreement”) under which they cannot exercise any options or warrants except upon at least 61 days’ prior notice.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

Restricted Stock Awards

Advent SOW 6

As previously reported, during April 2022, the Company’s Board approved, and the Company entered into a Statement of Work #6 (the “SOW 6”) with Advent BioServices, a related party of the Company, for five workstreams that are prerequisites for an application for regulatory approval of DCVax-L, for three required licenses for the Sawston facility and for drafting of key portions of the application for approval. The SOW provides for baseline costs and for one-time milestone incentives for successful completion of each of the workstreams, for the completion and submission of each application for product approval, and for obtaining regulatory approval of each of the three Sawston licenses. The milestone incentives will be a combination of cash and stock and are not paid until they are achieved. As also previously reported, the Company amended the SOW6 on September 26, 2022 (the “Amended SOW6”) to (1) extend the service period through September 30, 2023, and (2) clarify the assessment and application of the milestones, and (3) add a sixth workstream. (The potential cost for all unearned stock awards for milestones not yet achieved was re-measured on the modification date and will be further re-measured until the date the milestone award is achieved and the stock awards are earned.) As of December 31, 2023, ten one-time milestones were achieved (i.e., for all six workstreams that are prerequisites for an application for product approval, for obtaining all three licenses required for the Sawston facility, and for the completion of key portions of the MAA application for product approval in the UK), the aggregate stock-based compensation under the Amended SOW 6 will be 13.5 million shares (including the shares already earned but not yet issued for the milestones already achieved) for an aggregate fair value of $10.1 million.

During the year ended December 31, 2022, seven milestones were completed, including five workstreams and the regulatory approvals of two licenses required for the Sawston facility. An eighth milestone was partly completed and the stock component of that milestone was earned, but the cash portion of that eighth milestone was not yet earned.

On September 26, 2023, the Company further amended the SOW 6 (the “Second Amended SOW 6”) to extend the service period through March 31, 2024. As of the amendment date, the remaining unvested one-time milestone for submission of the application to MHRA for approval of DCVax-L was accounted as a Type I modification (probable to probable under FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). The previously remaining unrecognized compensation expense for total $17,000 was fully recognized as of December 20, 2023.

During the year ended December 31, 2023, the remaining milestones related to the workstream for Mechanism of Action, obtaining the commercial manufacturing license from the MHRA, completion of key portions of the application and submission of application for product approval to MHRA were all completed. As of December 31, 2023, 1.5 million shares related to completed milestone (submission of the application to MHRA for approval) was not issued. As a result, the Company reclassed approximately $1.1 million from Additional Paid-in-Capital to Accounts Payable and accrued expenses to related parties and affiliates.

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

Other Service Agreement

During year ended December 31, 2023, the Company issued 16,000 shares of Series C convertible preferred stock to an unrelated vendor who provided professional services for the Company. The fair value of the Series C convertible preferred stock on the issuance date was approximately $0.1 million, which was expensed over a four-month service period.

On August 22, 2022, the Company issued 1.6 million shares of common stock to certain unrelated vendors who provided professional services for the Company. The fair value of the common shares on the issuance date was approximately $1.0 million and was recognized as part of general and administrative expenses.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

6. Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31, 2023 and 2022 (in thousands):

	December 31,	December 31,	Estimated
	2023	2022	Useful Life
Leasehold improvements	$17,785	$13,070	Lesser of lease term or estimated useful life
Office furniture and equipment	487	300	3-5 years
Computer and manufacturing equipment and software	2,776	2,238	3-5 years
Land in the United Kingdom	86	82	NA
	21,134	15,690	NA
Less: accumulated depreciation	(3,856)	(2,272)
Total property, plant and equipment, net	$17,278	$13,418

Construction in progress	$—	$2,028

Depreciation expense was approximately $1.5 million, $1.3 million and $0.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The construction in progess related to expanding the operational portion of its UK facility (Phase 1B) were completed and placed in service as of December 31, 2023. All costs associated with the Phase 1B build out were reclassified from construction in progress to leasehold improvements effective June 2023 and are being amortized over the estimated useful life of the facility.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

7. Notes Payable

2023 Activities

The following tables summarize outstanding debt as of December 31, 2023 (in thousands):

		Stated					Fair
		Interest	Conversion			Remaining	Value	Carrying
	Maturity Date	Rate	Price		Face Value	Debt Discount	Adjustment	Value
Short term convertible notes payable
6% unsecured	Due	6%	$3.09		$135	$—	$—	$135
8% unsecured	Various	8%	$0.50 - $0.70	*	3,486	(356)	—	3,130
10% unsecured	7/11/2024	10%	$0.5	*	500	—	—	500
					4,121	(356)	—	3,765
Short term convertible notes at fair value
11% unsecured	Various	11%	$0.40 - $0.49	*	10,750	—	2,021	12,771

Short term notes payable
8% unsecured	Various	8%	N/A		3,539	(157)	—	3,382
12% unsecured	On Demand	12%	N/A		562	—	—	562
					4,101	(157)	—	3,944
Long term notes payable
8% unsecured	Various	8%	N/A		21,224	(1,485)	—	19,739
6% secured	3/25/2025	6%	N/A		573	—	—	573
					21,797	(1,485)	—	20,312

Ending balance as of December 31, 2023					$40,769	$(1,998)	$2,021	$40,792

*These convertible notes are convertible into Series C preferred shares at $10.00 - $17.50 per share. Each Series C preferred share is convertible into common shares with 30 days’ restriction period. The conversion price in common share equivalent is at $0.40 and $0.70 per share.

Promissory Note

On March 2, 2023, the Company entered into a Commercial Loan Agreement (the “March Commercial Loan”) with a commercial lender for an aggregate principal amount of $11.0 million. The March Commercial Loan bears interest at 8% per annum with a 22-month term. There are no principal repayments during the first eight months of the term. The March Commercial Loan is amortized in 14 installments starting on November 2, 2023. The March Commercial Loan carries an original issue discount of $1.0 million.

On November 10, 2023, the Company entered into another Commercial Loan Agreement (the “November Commercial Loan”) with the same commercial lender for an aggregate principal amount of $11.0 million. The November Commercial Loan bears interest at 8% per annum with a 24-month term. There are no principal repayments during the first twelve months of the term. The Commercial Loan is amortized in 12 installments starting on November 10, 2024. The November Commercial Loan carries an original issue discount of $1.0 million.

During the year ended December 31, 2023, the Company issued approximately 37.0 million shares of common stock with a fair value of $24.7 million to certain lenders in lieu of cash payments of $19.1 million of debt, including $1.8 million of accrued interest. In addition, pursuant to exchange agreements executed with various holders, the Company is required to potentially issue additional common stock (the “Share liability”) if the stock price is less than the price, defined in the exchange agreement as of the true-up date (the “True-up Price”), or the lender is required to return common shares to the Company (the “Share receivable”) if the stock price is greater than the True-up Price as of the true-up date. During the year ended December 31, 2023, the Company extinguished Share liabilities of $1.1 million and recognized additional $0.8 million in Share liabilities. The Company recognized an approximately $5.4 million debt extinguishment loss during the year ended December 31, 2023 from the debt redemption.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

During the year ended December 31, 2023, the Company issued approximately 56,000 shares of Series C preferred stock with a fair value of $1.0 million to certain lenders in lieu of cash payments of $0.9 million in debt, including $0.1 million of accrued interest. The Company recognized an approximately $0.1 million debt extinguishment loss.

During the year ended December 31, 2023, the Company recognized $0.8 million change in fair value of embedded redemption option as this embedded feature had de minimis value based on the remaining life of the note and the next qualified financing.

Convertible Notes

In April 2023, the Company entered into several ten-month convertible notes (the “April Convertible Notes”) with multiple investors (the “Holders”) with an aggregate principal amount of $0.9 million for a purchase price of $0.8 million. The April Convertible Notes bear interest at 8% per annum and are convertible into Series C preferred shares at $13.75 per share at the Holders’ sole option. The Series C preferred shares are convertible into common stock 30 days after the debt conversion date. Each Series C preferred share is convertible into 25 shares of common stock. The Company reclassed $0.7 million Investor advances that were received from the Holders in December 2022 to Convertible notes payable on the consolidated balance sheet as of December 31, 2023. As a result, the Company received net cash proceeds of $0.1 million.

On July 11, 2023, the Company entered into a one-year convertible note (the “July Convertible Note”) with an individual investor with principal amount of $0.5 million. The Company received $0.5 million cash from the July Convertible Note. The July Convertible Note bears interest at 10% per annum and is convertible into Series C preferred shares at $12.50 per share at the holder’s sole option.

During the year ended December 31, 2023, the Company entered into several one-year convertible note (the “One-Year Convertible Notes”) with multiple investor (the “Holders”) with aggregate principal amount of $2.6 million for an aggregate purchase price of $2.4 million. The Company reclassed $0.5 million Investor advances that were received from the Holders in December 2022 to convertible notes payable on the consolidated balance sheet as of December 31, 2023. As a result, the Company received net cash proceeds of $1.9 million. The One-Year Convertible Notes bear interest at 8% per annum and is convertible into Series C preferred shares between $12.50 to $17.50 per share at the Holders’ sole option. The Series C preferred shares are convertible into common stock 30 days after the debt conversion date. Each Series C preferred share is convertible into 25 shares of common stock.

As additional consideration for entering into the April Convertible Notes and the One-Year Convertible Notes (collectively the “Convertible Notes”), the Company also agreed to amend some of the Holders’ existing outstanding warrants. The exercise price of certain existing warrants was amended from $2.00 per share to price between $0.55 and $0.70 per share, or from $1.48 per share to price between $0.70 and $0.85 per share, and the maturity date was extended for an additional six to ten months. The incremental change in fair value resulting from the amendment was approximately $0.4 million, which was recognized as an additional debt discount to the Convertible Notes.

Convertible Notes at Fair Value

From August to October 2023, the Company entered into several one-year convertible notes (the “Convertible Notes”) with multiple individual investors (the “Holders”) with an aggregate principal amount of $10.8 million. The Convertible Notes bear interest at 11% per annum and are convertible into Series C preferred shares between $10.00 and $12.25 per share at the Holder’s sole option. The Series C preferred shares are convertible into common stock 30 days after the debt conversion date. Each Series C preferred share is convertible into 25 shares of common stock. In addition, the Holders have an alternative option to convert the Convertible Notes into a non-dilutive financial instrument, which has the same terms at those in the non-dilutive funding agreements as described in Note 12.

One of the Convertible Notes also contains a conversion feature to allow the holder to convert the outstanding debt in lieu of cash payment to purchase common shares via cash exercise of the holder’s existing warrants. In addition, the Company also agreed to amend the holder’s existing warrants to extend the term of the warrant maturity date for an additional three months.

The Company elected the FVO to fair value the Convertible Notes under the guidance in ASC 825. As described in Note 14, the fair value of the Convertible Notes (as revised) was approximately $15.2 million as of September 30, 2023. The fair value of the Convertible Notes was approximate $12.8 million as of December 31, 2023. The Company recognized $2.0 million change in fair value of convertible notes for the year ended December 31, 2023. As a result of electing the FVO, issuance costs related to the convertible notes are expensed as incurred. Therefore, the incremental change in fair value resulting from the warrant amendment for $0.3 million was recognized as part of interest expenses on the consolidated statement of operations and comprehensive loss.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

For the year ended December 31, 2023, interest expense related to notes payable totaled approximately $5.2 million including amortization of debt discounts totaling $2.4 million.

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

During the year ended December 31, 2022, the Company issued approximately 18.1 million shares of common stock at fair value of $13.8 million to certain lenders in lieu of cash payments of $11.3 million debt, including $1.8 million accrued interest. The Company also extinguished approximately $0.2 million embedded derivative liability upon the conversion. The Company recognized approximately $2.3 million debt extinguishment loss during the year ended December 31, 2022. Additionally, pursuant to certain exchange agreement, the Company is required to potentially issue additional common stock (the “Share liability”) if the stock price is

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

less than certain price as defined in the exchange agreement as of the true-up date. The Company recognized additional $0.7 million debt extinguishment loss related to the Share liability during the year ended December 31, 2022.

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

Interest Expenses Summary

The following table summarizes total interest expenses related to outstanding debt for the years ended December 31, 2023, 2022 and 2021, respectively (in thousands):

	For the years ended
	December 31,
	2023	2022	2021
Interest expenses related to outstanding notes:
Contractual interest	$2,560	$2,890	$2,347
Amortization of debt discount	2,372	2,771	2,301
Issuance cost from warrant modification	287	—	—
Total interest expenses related to outstanding notes	5,219	5,661	4,648
Interest expenses related to payables to Advent BioServices	—	—	140
Other interest expenses	22	407	223
Total interest expense	$5,241	$6,068	$5,011

The following table summarizes the principal amounts of the Company’s debt obligations as of December 31, 2023 (in thousands):

	Payment Due by Period
		Less than	1 to 2	3 to 5
	Total	1 Year	Years	Years
Short term convertible notes payable
6% unsecured	$135	$135	$—	$—
8% unsecured	3,486	3,486	—	—
10% unsecured	500	500	—	—
Short term convertible notes payable at fair value
11% unsecured	10,750	10,750	—	—
Short term notes payable
8% unsecured	3,539	3,539	—	—
12% unsecured	562	562	—	—
Long term notes payable
8% unsecured	21,224	—	21,224	—
6% secured	573	—	573	—
Total	$40,769	$18,972	$21,797	$—

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

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

The following table sets forth the computation of earnings (loss) per share for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	For the years ended
	December 31,
	2023	2022	2021
Net earnings (loss) - basic	$(62,599)	$(105,032)	$179,126
Reversal of gain due to change in fair value of warrant liability	—	—	(239,347)
Net loss - diluted	(62,599)	(105,032)	$(60,221)

Weighted average shares outstanding - basic	1,119,191	1,015,852	873,517
Diluted shares- Options	—	—	38,496
Diluted shares- Warrants	—	—	95,780
Convertible notes and interest	—	—	76
Weighted average shares outstanding - diluted	1,119,191	1,015,852	1,007,869

The following securities were not included in the diluted earnings (loss) per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the years ended
	December 31,
	2023	2022	2021
Series C convertible preferred stock	30,220	35,384	—
Common stock options	317,076	301,263	266,350
Common stock warrants	105,241	141,048	129,689
Convertible notes and accrued interest	34,380	78	—
Potentially dilutive securities	486,917	477,773	396,039

9. Related Party Transactions

Advent BioServices Services Agreement

The Company had three operational programs with Advent: (a) an ongoing development and manufacturing program at the GMP facility in London, (b) an ongoing development and manufacturing program at the Sawston GMP facility, and (c) a one-time program for specialized work, organized into ten sets of one-time milestones, for the following:

●	Qualifying for and obtaining three required licenses for the Sawston facility: a license from the Human Tissue Authority to collect and process human cells and tissues, a license from the MHRA for manufacturing for clinical trials and compassionate use cases, and a license from the MHRA for commercial manufacturing.
●	Six workstreams relating to product matters required for an application for regulatory approval of DCVax-L, including Comparability, Stability, Potency, Product Profile, Mechanism of Action and Fill/Finish.
●	Drafting and submission of key portions of the application for product approval itself.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

Each of the three operational programs is covered by a separate contract. The ongoing manufacturing in the London facility is covered by a Manufacturing Services Agreement (“MSA”) entered into on May 14, 2018. The development and manufacturing program at the Sawston facility is covered by an Ancillary Services Agreement entered into on November 18, 2019. The specialized work associated with the ten one-time milestones is covered by an SOW 6 entered into under the Ancillary Services Agreement as of April 1, 2022 and amended on September 26, 2022 and September 26, 2023. The 2023 amendment extended the SOW 6 service period for about six months, through March 31, 2024.

The Ancillary Services Agreement establishes a structure under which the Company and Advent negotiate and agree upon the scope and terms for Statements of Work (“SOWs”) for facility development activities and compassionate use program activities. After an SOW is agreed and approved by the Company, Advent will proceed with, or continue, the applicable services and will invoice the Company pursuant to the SOW. Since both the facility development and the compassionate use program involve pioneering and uncertainties in most aspects, the invoicing under the Ancillary Services Agreement is on the basis of costs incurred plus fifteen percent. The SOWs may involve ongoing activities or specialized one-time projects and related one-time milestone payments. The current Ancillary Services Agreement ended in July 2023. The Company subsequently extended the term by 12 months to July 2024 with no other changes.

SOW 6 provides for ongoing baseline costs for manufacturing at the Sawston facility and one-time milestone incentives for (a) regulatory approval of each of the three licenses required for the Sawston facility, (b) successful completion of each of the six workstreams and (c) completion of drafting key portions of an application for product approval. The milestone incentives are a combination of cash and stock, and are not paid until the milestone is achieved and earned.

During the year ended December 31, 2023, the Company paid an aggregate of $5.0 million in cash, of which $1.0 million was related to two milestones that were completed and fully expensed in 2022, but was unpaid as of December 31, 2022, $4.0 million was payment for four completed one-time milestones (MAA workstream for mechanism of Action, obtaining a commercial manufacturing license from the MHRA on March 2023 and completion of drafting key portions of the application and submit the application to MHRA for product approval). The Company issued 4.5 million common shares as a result of completion of the two one-time milestones (obtaining a commercial manufacturing license from the MHRA and completion of drafting application) at fair value of $3.2 million, of which $0.6 million was recognized during the year ended December 31, 2023 and $2.6 million had already been recognized (but not paid) in 2022.

As of December 31, 2023, $0.5 million was unpaid and 1.5 million common shares have been earned but not issued in regard to the completed milestone (submission of the application to MHRA for product approval).

The following table summarizes total research and development costs from Advent for the years ended December 31, 2023, 2022 and 2021, respectively (in thousands).

	For the years ended December 31,
	2023	2022	2021
Advent BioServices
Manufacturing cost in London	$6,580	$5,675	$6,625
Manufacturing cost at Sawston facility	8,306	5,766	792
SOW 6 one-time milestones - Shares
Expensed and paid (milestone complete) (1)	578	5,120	—
Expensed and paid (partial milestone earned) (2)	—	750	—
Expensed but unpaid, not yet due (milestone not yet complete) (3)	—	3,573	—
Expensed and due, but unpaid (milestone complete) (4)	109	—	—
SOW 6 one-time milestones - Cash
Expensed and paid (milestone complete) (5)	661	3,000	—
Expensed and due, but unpaid (milestone complete) (6)	139	1,000	—
Expensed but unpaid, not yet due (milestone not yet complete) (7)	—	3,700	—
Total	$16,372	$28,584	$7,417
(1)

The payment for the year ended December 31, 2023 covers two one-time milestones: obtaining a commercial manufacturing license from the MHRA and drafting key portions of the application for product approval. The payment for the year ended December 31, 2022 covers seven one-time milestones: five workstreams (Comparability, Stability, Potency, Product Profile, Fill/Finish), and two

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

required licenses for the Sawston facility (licenses from the Human Tissue Authority and from the MHRA for manufacturing for clinical trials and compassionate use cases).

(2)	The payment for the year ended December 31, 2022 covers the one-time milestone workstream: Mechanism of Action.
(3)

The expense for the year ended December 31, 2022 covers the one-time milestone for obtaining a commercial manufacturing license from the MHRA, and the one-time milestone for drafting key portions of the application for product approval.

(4)	The expense for the year ended December 31, 2023 covers the one-time milestone for submit application for product approval.
(5)

The payment for the year ended December 31, 2023 covers three one-time milestone: Mechanism of Action, milestone for obtaining a commercial manufacturing license from the MHRA and drafting key portions of the application for product approval. The payment for the year ended December 31, 2022 covers five one-time milestones: three workstreams (Comparability, Potency, Fill/Finish ), and two required licenses for the Sawston facility (licenses from the Human Tissue Authority and from the MHRA for manufacturing for clinical trials and compassionate use cases).

(6)

The expense for the year ended December 31, 2023 covers the one-time milestone for submit application for product approval. The expense for the year ended December 31, 2022 covers the two one-time milestone workstreams: Product Profile and Stability.

(7)

The expense for the year ended December 31, 2022 covers three one-time milestones: Mechanism of Action, milestone for obtaining a commercial manufacturing license from the MHRA, and the milestone for drafting key portions of the application for product approval.

Advent BioServices Sublease Agreement

On December 31, 2021, the Company entered into a Sub-lease Agreement (the “Agreement”) with Advent. The Agreement permits use by Advent of a portion of the space in the Sawston facility, which is leased by the Company under a separate head lease with a different counterparty (Huawei) that commenced on December 14, 2018. The Company subleased approximately 14,459 square feet of the 88,000 square foot building interior space, plus corresponding exterior support space and parking. The lease payments amount under the Agreement are two times the £5.75 (approximate $7.32 per square foot based on exchange rate as of December 31, 2023) rate per square foot payable under the head lease, but subject to a cap of $10 per square foot. Accordingly, the monthly lease payments under the Sublease are calculated based on $145,000 annually for 2023. The total lease payments paid by the Company for the facility, exterior spaces and parking under the head lease are 500,000 pounds per year and 550,000 pounds per year effective December 6, 2023. The term of the Agreement shall end on the same date as the head lease term ends.

During the years ended December 31, 2023 and 2022,the Company recognized sub-lease income of $145,000.

Related Party Accounts Payable

As of December 31, 2023 and 2022, there was approximately $0.3 million and $0.4 million of unpaid board compensation to one of our Directors that was included in the accounts payable to related party on the consolidated balance sheets, respectively.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

As of December 31, 2023 and 2022, there were outstanding unpaid accounts payable and accrued expenses owed to Advent as summarized in the following table (in thousands). These unpaid amounts are part of the Related Party expenses reported in the above section.

	December 31, 2023	December 31, 2022
Advent BioServices - amount invoiced but unpaid	$1,668	$1,844
Advent BioServices - amount accrued but unpaid	1,601	4,736
Total payable and accrued, but unpaid to Advent BioServices	$3,269	$6,580
(1)

This includes $1.1 million which is not payable in cash but represents the value of 1.5 million shares that will become issuable to Advent for achievement of the one-time milestone for submission of application to MHRA for product approval. Such shares were not issued as of December 31, 2023, and the total value, previously recognized as stock compensation expense, was reclassified from Additional Paid-in-Capital to Accounts payable and accrued expenses to related parties and affiliates.

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

2023 Activities

During the year ended December 31, 2023, the Company entered into various Subscription Agreements (the “Series C Subscription Agreements”) with certain investors (the “Series C Investors”). Pursuant to the Series C Subscription Agreements, the Company issued the Series C Investors an aggregate of 1.0 million shares of the Company’s Series C convertible preferred stock, par value $0.001 per share (the “Series C Shares”), at a weighted purchase price of $14.01 per share for proceeds of approximately $13.3 million.

During the year ended December, 2023, the Company issued approximately 56,000 Series C Shares with a fair value of $1.0 million to certain lenders in lieu of cash payments of $0.9 million in debt, including $0.1 million accrued interest. The Company recognized an approximately $0.1 million debt extinguishment loss.

During the year ended December, 2023, approximately 1.2 million Series C Shares with a book value of $18.9 million were converted into 30.8 million common shares at a ratio of 1:25.

2022 Activities

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

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

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

2023 Activities

During the year ended December 31, 2023, the Company received $2.9 million from the exercise of outstanding warrants and options with an exercise price between $0.153 and $2.00, of which $1.2 million was received in December 2022 as investor advances. The Company issued approximately 12.8 million shares of common stock upon these warrant exercises.

During the year ended December 31, 2023, certain options and warrants holders elected to exercise some of their options and warrants pursuant to cashless exercise formulas. The Company issued approximately 21.3 million shares of common stock upon exercise of 22.9 million warrants at exercise prices between $0.17 and $0.22 per share, and 3.9 million options at exercise prices between $0.23 and $0.55 per share.

During the year ended December 31, 2023, the Company issued approximately 37.0 million shares of common stock with a fair value of $24.7 million to certain lenders in lieu of cash payments of $19.0 million of debt, including $1.8 million of accrued interest, and settled $1.1 million true-up provision (see Note 7).

2022 Activities

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

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

Stock Purchase Warrants

The following is a summary of warrant activity for the years ended December 31, 2023, 2022 and 2021 (in thousands, except per share data):

	Number of	Weighted Average	Remaining
	Warrants	Exercise Price	Contractual Term
Outstanding as of January 1, 2021	331,753	$0.28	1.61
Warrants granted	1,209	1.39
Warrants exercised for cash	(86,726)	0.23
Cashless warrants exercise	(19,743)	0.22
Warrants expired and cancellation	(1,024)	2.95
Outstanding as of December 31, 2021	225,469	$0.30	0.96
Warrants exercised for cash	(46,671)	0.25
Cashless warrants exercise	(35,951)	0.23
Warrants expired and cancellation	(1,799)	1.58
Outstanding as of December 31, 2022	141,048	$0.31	1.46
Warrants exercised for cash	(12,650)	0.23
Cashless warrants exercise	(22,907)	0.20
Warrants expired and cancellation	(250)	1.36
Outstanding as of December 31, 2023	105,241	$0.31	1.83

The options and warrants held by Ms. Powers and Mr. Goldman are subject to an ongoing suspension on a rolling basis pursuant to the Blocker Letter. In addition, other executive officers and directors extended their suspensions to various dates until at least April 30, 2024.

At December 31, 2023, of the 105 million total outstanding warrants listed above, approximately 94 million warrants were under block or suspension agreements.

Warrant Modifications

Between January 10, 2023 and December 31, 2023, the Company amended multiple warrants whereby the maturity dates of certain warrants were extended for an additional approximately 3 months. The value of these modifications were calculated using the Black-Scholes-Merton option pricing model based on the following weighted average assumptions.

	Post-modification	Pre-modification
Exercise price	$0.30	$0.31
Expected term (in years)	2.1	1.9
Volatility	73%	82%
Risk-free interest rate	4.7%	4.7%
Dividend yield	0%	0%

The incremental fair value attributable to the modified awards compared to the original awards immediately prior to the modification was calculated at $2.5 million, of which $0.7 million was associated with debt financing and was recognized as an additional debt discount and interest expense (see Note 7), and the remaining $1.8 million was treated as a deemed dividend and is reflected as “Deemed dividend related to warrant modifications” in the accompanying consolidated statement of operations and comprehensive loss.

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

At December 31, 2023, the Company had operating lease liabilities of approximately $4.8 million for both the 20-year lease of the building for the manufacturing facility in Sawston, U.K., and the current office lease in the U.S. and ROU assets of approximately $4.2 million for the Sawston lease and U.S. office lease are included in the consolidated balance sheet.

Operating Lease- Lessor Arrangements

On December 31, 2021, the Company entered into a Sub-lease Agreement (the “Agreement”) with Advent, a related party as discussed in Note 8. The Agreement permits use by Advent of a portion of the space in the Sawston facility which is leased by the Company under a separate head lease with a different counterparty that commenced on December 14, 2018. The Company subleased approximately 14,459 square feet of 88,000 square foot building interior space, plus corresponding exterior support space and parking located in Sawston, UK. Lease payments under the Agreement are two times the £5.75 (approximate $7.32 per square foot based on exchange rate as of December 31, 2023) rate per square foot payable under the head lease, subject to a cap of $10 per square foot. Accordingly, the lease payments under the Sublease are set at $145,000 per year. The total lease payments paid by the Company for the overall building, exterior space and parking under the head lease were £500,000 (approximate $637,000), and were increased to £520,000 (approximate $662,000) per year effective December 25, 2023. The term of the Agreement shall end on the same date as the head lease term ends.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

The following summarizes quantitative information about the Company’s operating leases (in thousands):

	For the year ended
	December 31, 2023
	U.K	U.S	Total
Lease cost
Operating lease cost	$595	$255	$850
Short-term lease cost	74	—	74
Variable lease cost	—	15	15
Sub-lease income	(145)	—	(144)
Total	$524	$270	$794

Other information
Operating cash flows from operating leases	$(622)	$(224)	$(846)
Weighted-average remaining lease term – operating leases	8.0	0.7
Weighted-average discount rate – operating leases	12%	12%

	For the year ended
	December 31, 2022
	U.K	U.S	Total
Lease cost
Operating lease cost	$588	$260	$848
Short-term lease cost	79	—	79
Variable lease cost	—	13	13
Sub-lease income	(145)	—	(145)
Total	$522	$273	$795

Other information
Operating cash flows from operating leases	$(619)	$(290)	$(909)
Weighted-average remaining lease term – operating leases	8.5	1.3
Weighted-average discount rate – operating leases	12%	12%

	For the Year ended
	December 31, 2021
	U.K	U.S	Total
Lease cost
Operating lease cost	$653	$277	$930
Short-term lease cost	51	—	51
Variable lease cost	48	5	53
Total	$752	$282	$1,034

Other information
Operating cash flows from operating leases	$(688)	$(178)	$(866)
Weighted-average remaining lease term – operating leases	9.0	1.8
Weighted-average discount rate – operating leases	12%	12%

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

The Company recorded lease costs as a component of general and administrative expense during the years ended December 31, 2023, 2022 and 2021.

Maturities of our operating leases, excluding short-term leases and sublease agreement, are as follows:

Year ended December 31, 2024	$867
Year ended December 31, 2025	662
Year ended December 31, 2026	662
Year ended December 31, 2027	662
Year ended December 31, 2028	662
Thereafter	6,600
Total	10,115
Less present value discount	(5,347)
Operating lease liabilities included in the Consolidated Balance Sheet at December 31, 2023	$4,768

Maturities of our operating leases under the sublease agreement, are as follows:

Year ended December 31, 2024	$145
Year ended December 31, 2025	145
Year ended December 31, 2026	145
Year ended December 31, 2027	145
Year ended December 31, 2028	145
Thereafter	1,450
Total	$2,175

Manufacturing Services Agreements

Advent BioServices

On May 14, 2018, the Company entered into a DCVax®-L Manufacturing and Services Agreement (“MSA”) with Advent BioServices, a related party which was formerly part of Cognate BioServices and was spun off separately as part of an institutional financing of Cognate. The MSA provides for manufacturing of DCVax-L products at an existing facility in London. The MSA is structured in the same manner as the Company’s prior agreements with Cognate BioServices. The MSA provides for certain payments for achievement of milestones and, as was the case under the prior agreement with Cognate BioServices, the Company is required to pay certain fees for dedicated production capacity in the London facility reserved exclusively for DCVax production and pay for manufacturing of DCVax-L products for a certain minimum number of patients, whether or not the Company fully utilizes the dedicated capacity and number of patients. The MSA remains in force until five years after the first commercial sales of DCVax-L products pursuant to a marketing authorization, accelerated approval or other commercial approval, unless cancelled. Either party may terminate the MSA on twelve months’ notice, to allow for transition arrangements by both parties. During the notice period services would still be provided. Minimum required payments for this notice period are anticipated to total approximately £4.5 million ($5.7 million).

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

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

German Tax Matter

The German tax authorities have audited our wholly owned subsidiary, NW Bio GmbH, for 2013-2015. The NW Bio GmbH submitted substantial documentation to refute certain aspects of the assessments and the German tax authorities agreed in principle with the Company’s proposed revised approach and settlement offer. A final settlement bill was received from the German Tax Authority confirming that only a portion of the original bill was owed, €277,000 (approximately $306,000), for corporate taxes, interest, and reduced penalty for the period under audit, which the Company paid on September 2, 2021. The Company also received and paid the final settlement bill from the local authority for trade taxes for the audit period in the amount of €231,000 (approximately $255,000). On November 4, 2021, the Company received a letter from the local tax authorities asking for additional late fees of €513,000 (now approximately $566,000) on reimbursable withholding taxes that had been waived during the settlement process. On December 8, 2021, the Company appealed the assessment of additional late fees. Additionally, the Company requested that NW Bio GmbH be deregistered from the trade register, as it no longer had current operations. The deregistration was granted effective December 31, 2021. Between January 2022 and July 2022, the Company received tax bills for the corporate and trade taxes for the 2016-2020 tax years that totaled approximately €222,000 (approximately $245,000). On July 27, 2022, the Company was informed that the German Tax Authorities were prepared to waive €135,000 (approximately $149,000) of the penalties. The Company offered to pay this reduced penalty if an extended payment plan was approved. A response was received dated November 14, 2022 indicating that the tax authority would not be able to grant a further deferral of payment of these penalties. In a letter dated December 27, 2022, the Leipzig tax authority sent letters to the former and current managing directors of NW Bio GmbH giving 30 days to respond to a tax liability questionnaire. Based on the responses to the liability questionnaires the tax authorities have currently not directed any further measures against former and current managing directors of NW Bio GmbH with respect to tax liability proceedings.

As of December 31, 2023, the Company accrued for the current amounts owed for these penalties of €188,000 (approximately $207,000) after a partial payment of €189,000 (approximately $208,000) on October 12, 2023. Subsequently on January 17, 2024, the Company fully paid the remaining €189,000 (approximately $207,000). As of December 31, 2023, the Company accrued for trade tax liability of €155,000 (approximately $171,000) and corporation tax of €98,000 (approximately $108,000). Based on the Company’s current operating state in Germany and the negotiations, the Company believes, based on its evaluation under ASC 740, that the resolution of these tax matters will not likely result in a net material charge to the Company.

Other Contingent Payment Obligation

During the year ended December 31, 2023, the Company entered into certain non-dilutive funding agreements with multiple investors, pursuant to which the Company received funding of $5.0 million related to a gain contingency. These agreements are accounted for under ASC 470 and are recognized as contingent payment obligations on the Company’s consolidated balance sheet. The Company’s payment obligations only apply when such are received by the Company.

13. Income Taxes

No provision was made for U.S. taxes on undistributed foreign earning as such earnings are considered to be permanently reinvested. It is not practicable to determine the amount of additional tax, if any that might be payable on those earnings if repatriated.

The tax effects of temporary differences and tax loss and credit carry forwards that give rise to significant portions of deferred tax assets and liabilities at December 31, 2023 and 2022 are comprised of the following (in thousands):

	As of December 31, 2023	As of December 31, 2022
Deferred tax asset
Net operating loss carryforward	$211,533	$202,525
Research and development credit carryforwards	18,377	17,989
Stock based compensation and other	15,712	18,021
Capitalized research and experimental expenses	15,823	9,144
Total deferred tax assets	261,445	247,679
Valuation Allowance	(261,445)	(247,679)
Deferred tax asset, net of allowance	$—	$—

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

The Company has identified the United States, Maryland, Germany and United Kingdom as significant tax jurisdictions.

The Company’s U.S. net operating loss (“NOL”) carryforwards for tax purposes as of December 31, 2023, are approximately $739.7 million. Unused NOL carryforwards from years prior to 2018 of $519.5 million will begin to expire in 2021 through 2037. NOL incurred in 2018 and later amount to $220.2 million and shall carryforward indefinitely. NOL carryforwards are generally available to offset future taxable income. However, an Internal Revenue Code Section 382 analysis has not been performed to determine availability of NOL to offset future taxable income, and the utilization of NOL may be limited under the Internal Revenue Code Section 382 as a result of changes in ownership of the Company’s stock over the loss periods and prior to utilization of the carryforwards. The Company also has approximately $18.4 million in research and development tax credits available to offset federal income tax in future periods. If unused, these credits expire through 2037. The Company’s NOL carryforwards for foreign tax purposes as of December 31, 2023 are $39.3 million. NOL in the United Kingdom and Germany of $22.3 million and $16.7 million respectively do not expire over time. NOL in the Netherlands of $0.4 million will begin to expire in 2025 through 2033. The Company’s tax years are still open under statute from 2018 to present, although NOL carryovers from prior tax years are subject to examination and adjustments to the extent utilized in future years.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. In case the deferred tax assets will not be realized in future periods, the Company has provided a valuation allowance for the full amount of the deferred tax assets at December 31, 2023 and 2022.

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follow

(dollars in thousands):

	As of December 31, 2023	As of December 31, 2022
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	5.8%	4.6%
Tax rate differential on foreign income	0.0%	(0.2)%
Derivative gain or loss	1.2%	(5.2)%
Expiration of net operating losses	(3.5)%	(2.6)%
Other permanent items and true ups	(4.6)%	(6.0)%
R&D Credit	0.6%	0.0%
Change in rate	1.5%	0.1%
Change in valuation allowance	(22.0)%	(11.7)%
Income tax provision (benefit)	0.0%	0.0%

	As of December 31, 2023	As of December 31, 2022
Federal
Current	$—	$—
Deferred	(9,859)	(8,868)
State
Current	—	—
Deferred	(3,927)	(3,097)
Foreign
Current
Deferred	19	(489)
Change in valuation allowance	13,767	12,454
Income tax provision (benefit)	$—	$—

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As of December 31, 2023 and 2022, there were no uncertain tax positions. The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest during the year ended December 31, 2023, 2022 and 2021. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

14. Revision to Prior Period Financial Statements

As described in Item 9A, during the three and nine months ended September 30, 2023, the Company recorded the valuation of a number of its convertible notes, that it had entered into during the third quarter of 2023, at a fair value under the market approach using the price actually paid. In preparing the annual report on Form 10-K for the years ended December 31, 2023, 2022 and 2021, the Company determined that its application of the market approach for calculating the fair value based on the price actually paid was incorrect. The Company engaged a third-party valuation expert to prepare a modified Monte Carlo simulation under the income approach to determine fair value of the convertible notes as of December 31, 2023. In order to properly reflect the same valuation methodology of these notes for the third quarter of 2023, the Company is revising its prior period financial statements. This resulted in a non-cash adjustment to the convertible notes at fair value of $4.9 million as of September 30, 2023, and a non-cash adjustment to the change in fair value of convertible notes for both the three and nine months ended September 30, 2023 of $4.9 million.

The effect of the revisions to the unaudited condensed consolidated financial statements is as follows (amount in thousands):

Condensed Consolidated Balance Sheet (Unaudited)

	As of September 30, 2023
	As Previously
	Reported	Adjustments	As Revised
Convertible notes at fair value	$10,250	$4,942	$15,192
Total current liabilities	49,223	4,942	54,165
Total liabilities	$68,945	$4,942	$73,887

Accumulated deficit	$(1,340,802)	$(4,942)	$(1,345,744)
Total stockholders’ deficit	(65,119)	(4,942)	(70,061)
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$31,492	$—	$31,492

Condensed Consolidated Statement of Operations (Unaudited)

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2023			September 30, 2023
	As Previously			As Previously
	Reported	Adjustments	As Revised	Reported	Adjustments	As Revised
Change in fair value of convertible notes	$—	$4,942	$4,942	$—	$4,942	$4,942
Total other loss	(4,755)	(4,942)	(9,697)	(3,314)	(4,942)	(8,256)
Net loss	(18,580)	(4,942)	(23,522)	(43,680)	(4,942)	(48,622)
Net loss attributable to common stockholders	$(19,099)	$(4,942)	$(24,041)	$(45,113)	$(4,942)	$(50,055)

Total comprehensive loss	$(17,702)	$(4,942)	$(22,644)	$(44,968)	$(4,942)	$(49,910)

Net loss per share applicable to common stockholders
Basic	$(0.02)	$—	$(0.02)	$(0.04)	$(0.01)	$(0.05)
Diluted	$(0.02)	$—	$(0.02)	$(0.04)	$(0.01)	$(0.05)

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

Condensed Consolidated Statement of Stockholders’ Deficit (Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023		September 30, 2023
		Total		Total
	Accumulated	Stockholders’	Accumulated	Stockholders’
	Deficit	Deficit	Deficit	Deficit
As Previously Reported
Net loss	$(18,580)	$(18,580)	$(43,680)	$(43,680)
Balance at September 30, 2023	$(1,340,802)	$(65,119)	$(1,340,802)	$(65,119)

Adjustments	$(4,942)	$(4,942)	$(4,942)	$(4,942)

As Revised
Net loss	$(23,522)	$(23,522)	$(48,622)	$(48,622)
Balance at September 30, 2023	$(1,345,744)	$(70,061)	$(1,345,744)	$(70,061)

Condensed Consolidated Statement of Cash Flows (Unaudited)

	For the Nine Months Ended
	September 30, 2023
	As Previously
	Reported	Adjustments	As Revised
Cash Flows from Operating Activities:
Net loss	$(43,680)	$(4,942)	$(48,622)
Reconciliation of net loss to net cash used in operating activities:
Change in fair value of convertible notes	—	4,942	4,942
Subtotal of non-cash charges	5,677	4,942	10,619
Net cash used in operating activities	$(36,679)	$—	$(36,679)

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

15. Subsequent Events

Between January 1, 2024 and February 28, 2024, the Company received $5.5 million in funding from the sale of preferred shares, proceeds from warrant exercise, proceeds of debt arrangements.

Between January 1, 2024 and February 28, 2024, the Company issued approximately 0.2 million shares of Series C preferred stock for proceeds of $1.9 million.

Between January 1, 2024 and February 28, 2024, the Company received $1.3 million from the exercise of 5.7 million outstanding warrants.

Between January 1, 2024 and February 28, 2024, approximately 0.2 million Series C Shares with a book value of $2.3 million were converted into 4.3 million common shares in accordance with their terms at a ratio of 1:25.

Between January 1, 2024 and February 28, 2024, the Company issued approximately 2.8 million shares of common stock to certain lenders in lieu of cash payments of $1.4 million of debt, including $0.2 million of accrued interest. The Company also issued 1.0 million shares of common stock to extinguish $0.6 million outstanding share liability.

On January 8, 2024, certain warrants holders elected to exercise some of their warrants pursuant to cashless exercise formulas. The Company issued approximately 0.7 million shares of common stock upon exercise of 1.3 million warrants at exercise prices at $0.34 per share.

On February 22, 2024, the Company received a $0.8 million prepayment for the purchase of securities for which the terms are in the process of being finalized.

On February 27, 2024, the Company entered into a one-year convertible note (the “Note”) with an individual investor (the “Holder”) for principal amount of $1.5 million. The Note bears interest at 11% per annum and is convertible into Series C preferred shares at $11.50 per share at the Holder’s sole option. The Series C preferred shares are convertible into common stock 30 days after the debt conversion date. Each Series C preferred share is convertible into 25 shares of common stock. In addition, the Holder has an alternative option to convert the Note into a non-dilutive financial instrument, which has the same terms at those in the non-dilutive funding agreements as described in Note 12.