Form 10-K/A
period 2023-12-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2024-04-29
CIK 1072379

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

As of April 1, 2024, the registrant had 1,195,357,817 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

On March 5, 2024, Northwest Biotherapeutics, Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Original Form 10-K”). This Amendment No. 1 (the “Amendment”) amends Part III, Items 10 through 14 of the Original Form 10-K to include information previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K provides that registrants may incorporate by reference certain information from a definitive proxy statement that involves the election of directors if such definitive proxy statement is filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year, or, if such statement is not filed by 120 days after the end of the fiscal year, then by amendment of the annual report. Accordingly, Part III of the Original Form 10-K is hereby amended as set forth below.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof, which has been restated in its entirety.

Except as stated herein, this Amendment does not reflect events occurring after the filing of the Original Form 10-K with the Securities and Exchange Commission on March 5, 2024 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Form 10-K.

NORTHWEST BIOTHERAPEUTICS, INC.

FORM 10-K

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Position
Linda F. Powers	68	Class III Director, Chairperson, President and Chief Executive Officer, Chief Financial and Accounting Officer

J. Cofer Black	74	Class I Director

Dr. Alton L. Boynton	79	Class I Director, Chief Scientific Officer and Secretary

Pat Sarma	79	Class II Director

Dr. Navid Malik	55	Class III Director

Director Biographies

Linda F. Powers. Ms. Powers has served as the Chairperson of our Board of Directors since her appointment on May 17, 2007, Chief Executive Officer and President since June 8, 2011 and Chief Financial and Accounting Officer since June 8, 2020. Ms. Powers served as a managing director of Toucan Capital Fund II from 2001 to 2010, and Toucan Capital Fund III from 2010 to 2018. She also has over 16 years’ experience in corporate finance and restructurings, mergers and acquisitions, joint ventures and intellectual property licensing. Ms. Powers has served on the Maryland Stem Cell Research Commission since its establishment in 2006, and served as the Chair for its first two years of operations. Ms. Powers previously served on the boards of the Rosalind Franklin Society, M2GEN (an affiliate of Moffitt Cancer Center), a Steering Committee of the National Academy of Sciences evaluating government research funding, and several Governors’ commissions on the development of biotech and other technology industries. For more than six years, Ms. Powers taught an annual internal course at the National Institutes of Health for the bench scientists and technology transfer personnel on the development and commercialization of medical products. Ms. Powers serves on the boards of several private biotechnology companies. Ms. Powers holds a B.A. from Princeton University, where she graduated magna cum laude and Phi Beta Kappa. She also earned a J.D., magna cum laude, from Harvard Law School. We believe Ms. Powers’ background and experience make her well qualified to serve as a Director.

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

Pat Sarma. Mr. Sarma was appointed to the Board of Directors in March 2024. Mr. Sarma brings decades of experience as a business executive and as a venture capital investor. One of the companies he founded and built was American Megatrends Inc. (AMI), which developed hardware, software and firmware components of PC-based systems. AMI developed the AMIBIOS firmware program for IBM-PC compatibility. The BIOS (Basic Input Output System) is the heart of PC-compatibility and all application programs access the BIOS in reading from or writing to peripheral units such as drives, keyboards, mouse, etc. AMI also developed, among other software, the AMI RAID Controller and Management software that was the fastest performer in the industry during the 1990’s and early 2000’s. Mr. Sarma’s interests in AMI were acquired in 2001, and thereafter he became a venture capital investor in the private equity markets. He was an owner for a number of years of the N.J. Devils team in the National Hockey League, and has invested in a diverse range of industries including medical and environmental companies. Mr. Sarma received a Master’s Degree in Industrial Engineering and Operations Research from Georgia Tech and a Bachelor’s Degree in Mechanical Engineering from the University of Madras. We believe that Mr. Sarma’s background and experience make him well qualified to serve as a director.

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

EXECUTIVE OFFICERS

The following table sets forth information regarding the Company’s current executive officers.

Name	Age	Position
Linda F. Powers	68	Class III Director, Chairperson, President and Chief Executive Officer, Chief Financial and Accounting Officer

Alton L. Boynton, Ph.D.	79	Class I Director, Chief Scientific Officer and Secretary

Leslie J. Goldman	79	Senior Vice President, General Counsel

Marnix L. Bosch, Ph.D.	65	Chief Technical Officer

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

The Audit Committee currently consists of Dr. Malik and Mr. Sarma. Our Board of Directors has determined that Mr. Sarma, the Chairman of the Audit Committee, qualifies as an “audit committee financial expert” as defined by the SEC. Our Board has determined that each member of the Audit Committee is “independent” within the meaning of Section 5605(a)(2) of the Nasdaq Stock Market Rules as well as pursuant to the additional test for independence for audit committee members imposed by SEC regulation and Section 5605(c)(2)(A) of the Nasdaq Stock Market Rules. The Audit Committee is established in accordance with Section 3(a)(58)(A) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

This Compensation Discussion and Analysis describes the compensation program for the Company’s principal executive and principal financial officer, and our three most highly compensated executive officers other than our principal executive and financial officer who were serving as executive officers as of December 31, 2023. We refer to these individuals as our “named executive officers” or “NEOs.”

For purposes of this executive compensation discussion, the names and positions of our named executive officers for the 2023 fiscal year were:

●	Linda F. Powers, President and Chief Executive Officer, Chief Financial and Accounting Officer;

●	Leslie Goldman, Senior Vice President and General Counsel;

●	Marnix L. Bosch, Ph.D., Chief Technical Officer; and

●	Alton L. Boynton, Ph.D., Chief Scientific Officer and Secretary.

Philosophy and Objectives

Our success is highly dependent on our ability to attract, retain and incentivize executive officers who possess the skills, competencies and passion that are necessary to achieve progress in the Company's clinical programs and progress toward eventual commercialization, as well as to contend with ongoing challenges to the Company's progress. To this end, our compensation program has been developed with the following overarching principles in mind:

●	the pay of our NEOs should balance incentivizing performance, ensuring retention and building stockholder value and should be linked to the NEO's roles and contributions to the Company's progress.

●	the pay of our NEOs should retain and incentivize individual NEOs to perform multiple senior executive roles each, at least until such time as the Company's progress and resources enable expansion of the management team.

●	our executive compensation program should enable us to recruit, develop, motivate and retain top talent. This is especially critical in a rapidly evolving field such as immuno-oncology, which requires highly specialized knowledge and experience and for which the talent pool is highly competitive.

Periodically, management makes recommendations to the Compensation Committee and the Compensation Committee reviews the objectives and components of our executive compensation program to assess whether they continue to meet these essential goals. The Compensation Committee Chairman also maintains regular contact with the NEOs to ensure that he not only gets a detailed view of the performance and milestones achieved by the NEOs and the Company, but also so that he has the ability to personally assess and make available to the Committee a detailed summary of performance of the NEOs and employees of the Company for the applicable review period.

To establish compensation parameters for our named executive officers, our Compensation Committee evaluates each element of compensation separately and the total compensation for each named executive officer, as well as the compensation levels at similarly situated companies - other oncology biotech companies who are at a comparable stage of company development as the Company, taking account of the stage of the other companies' clinical programs and whether they have any products approved or on the market. Based on the reviews and analyses to date, our Compensation Committee determined that our process for determining executive compensation is appropriate to attract, and to retain and incentivize, the key senior executives, and is aligned with stockholder interests.

Risk Management and Mitigation

In reviewing our compensation structure in 2023, the Compensation Committee also considered whether our compensation policies and practices could affect our risk profile and whether such compensation policies and practices could potentially encourage excessive risk taking by our employees.

Elements of 2023 Compensation

●	Our 2023 executive compensation program consisted of one primary element—base salary.

●	The Company anticipates that bonuses will also be awarded to the NEOs in respect of performance during 2023, since the Company believes that 2023 was a year of exceptional progress, including completion and submission to the UK regulatory authority of the Company's first application for commercial approval of its DCVax®-L immunotherapy, significant progress in the development and optimization of its Flaskworks manufacturing system, approval of a commercial manufacturing license for the Company's Sawston, UK GMP facility, expansion of the Company's intellectual property portfolio, and achievement of other major milestones and progress as described in the Management Discussion and Analysis in the Company's Annual Report on Form 10-K.

In several prior years, the Company has determined annual bonuses on a delayed basis when additional time was needed for adequate review and determination. Also in multiple prior years, even after executive bonuses have been determined, awarded and reported in the Company's filings, the payment of such bonuses has been delayed (in some instances for multiple years) based on resource considerations. For 2023, the review and determination will be conducted on a delayed basis.

Base Salary

Base salary is the fixed portion of an executive’s annual compensation. Base salaries for our NEOs are established based on the individual’s scope of responsibilities, experience, contributions to the Company's progress, and market factors. The Compensation Committee typically reviews base salaries on an annual basis. The Committee reviews the base salary of our CEO in executive session and recommends her base salary to the non-executive members of the Board for approval, based on the criteria described above.

The Compensation Committee does not use a formulaic approach when setting an executive officer’s base salary. However, taking into account the recommendations of our CEO, the Compensation Committee's assessment includes factors such as the following when determining (or, in the case of the CEO, recommending to the Board) individual base salary levels:

●	the nature and responsibility of the executive’s position,

●	where applicable, the executive's performance of multiple roles that would typically be held by separate executives (with separate compensation) at other companies,

●	competitive considerations for retaining and incentivizing the executive, and

●	the executive’s expertise, tenure, responsibilities and performance.

Our Compensation Committee held a series of meetings to review NEOs' compensation and determine 2023 base salaries for NEOs. The Compensation Committee considered information about pay practices at a substantial number of other oncology biotech companies at a similar stage of development as Northwest Biotherapeutics (late stage clinical trials, with no products approved or on the market yet), which was gathered by management and provided to the Committee. The Committee considered each NEO's roles (including performance of multiple roles) and contributions as well as the Company's strong progress. The Committee also took account of the NEOs' compensation history, including that base salaries have been the same for three years, in 2020, 2021 and 2022, and that payment of performance based bonuses has tended to be substantially delayed. The Committee also considered management's recommendations for increases in 2023 base salaries. The Committee conducted these assessments internally and did not engage an external compensation consultant. The Committee deliberated without management present.

In light of the above considerations, the Committee determined that raises in the NEO base salaries recommended by management were appropriate for 2023, as set forth in the Summary Compensation Table below. The Committee recommended that the Board approve these raises in base salaries. The Committee noted that bonuses would be addressed separately at another time.

The Board met and considered the factors described above, without management present, and approved the raises in base salaries recommended by the Compensation Committee for Ms. Powers, Mr. Goldman, Dr. Bosch and Dr. Boynton.

Annual Bonus Awards

The Company anticipates making performance based bonus awards in respect of performance during 2023, based on the exceptional milestones and Company progress achieved during the year, as described above, but has not yet determined the bonuses.

Our NEOs are eligible to receive an annual bonus taking into account their individual performance and the performance of the Company. The Company determines Annual Bonus Awards based upon progress achieved in the Company’s programs (including clinical development, manufacturing, intellectual property and finances) and progress toward potential eventual commercialization, as well as the individual’s roles and contributions toward the progress.

Equity Awards

The Company did not make any equity compensation awards to the NEOs in 2023. The Company has made no equity awards in the four years since option awards were last granted in 2020. Overall, the Company has only made equity awards to its key executive officers twice in the 13 years since 2011 (once in 2017 or 2018*, and once in 2020), except for Dr. Boynton, the Company's Chief Scientific Officer, to whom the Company has only made equity awards three times in these 13 years (2017, 2018 and 2020).

However, the equity pool reserved for employees and directors established under the Company's Equity Compensation Plan remains in place. The equity pool includes 20% of the Company's securities, some of which have been issued to employees and directors and some of which remain available in the pool.

Additional information regarding the stock options granted to NEOs four years ago, in 2020, is set forth below in the “Summary Compensation Table” and the “Outstanding Equity Awards at 2023 Fiscal-Year End” table.

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

Limited Perquisites. Perquisites or other personal benefits are not a significant component of the compensation to our NEOs. We provide limited perquisites to our NEOs, such as coverage of phone and internet costs.

* Dr. Bosch received an option award in 2017 but not 2018. Ms. Powers and Mr. Goldman received an option award in 2018 but not 2017. Only Dr. Boynton, the Company's Chief Scientific Officer, received an option award in both 2017 and 2018.

Employment Agreements. The Company entered into employment agreements with each of Ms. Powers, Mr. Goldman Dr. Bosch and Dr. Boynton in 2011. The 2011 agreements have expired. The Company entered into a new employment agreement with Dr. Bosch, which is currently in effect. The Company plans to enter into new employment agreements with Ms. Powers, Mr. Goldman and Dr. Boynton in due course.

Process for Setting Executive Compensation

Compensation Committee Review

Our Compensation Committee reviews the elements of our NEOs’ total compensation during the year, to evaluate whether each element is providing appropriate compensation to retain and incentivize the executive, and to be competitive. In making compensation decisions, the Committee relies on its own judgment after considering similarly situated companies, and also considers the factors listed above in connection with base salary determinations and the following factors:

●	the executive's scope of responsibilities, including whether the executive is performing multiple senior executive roles;

●	the executive’s leadership, management and technical expertise, growth potential, and position in our reporting structure;

●	overall Company and individual performance;

●	retention needs and competitive considerations; and

●	the recommendations of our CEO (except with respect to her own compensation).

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

Independent Compensation Consultant

The evaluations and analyses for the 2023 base salaries for the Company’s NEOs were done internally, and not by a compensation consultant.

Compensation Committee Report

The compensation committee has reviewed and discussed the compensation discussion and analysis included in this Annual Report on Form 10-K/A with management and, based on such review and discussions, the compensation committee recommended to our board of directors that the compensation discussion and analysis be included in the Company’s Annual Report on Form 10-K/A for filing with the SEC.

The foregoing report has been furnished by the Compensation Committee.
Dr. Navid Malik (Chairperson)
Pat Sarma

Summary Compensation Table

The following table sets forth certain information concerning compensation paid to or accrued for our executive officers, referred to as our Named Executive Officers, during the years ended December 31, 2023, 2022 and 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards	Total ($)
Linda F. Powers (2)	2023	925,000	—	—	925,000
Chairperson, President and Chief Executive Officer, Chief Financial and Accounting Officer	2022 2021	700,000 700,000	400,000 300,000	— —	1,100,000 1,000,000

Leslie Goldman (3)	2023	725,000	—	—	725,000
Senior Vice President, General Counsel	2022	525,000	300,000	—	825,000
	2021	525,000	200,000	—	725,000

Marnix L. Bosch, Ph.D.(4)	2023	453,600	—	—	453,600
Chief Technical Officer	2022	397,500	200,000	—	597,500
	2021	442,500	125,000	—	567,500

Alton L. Boynton, Ph.D. (5)	2023	375,000	—	—	375,000
Chief Scientific Officer and Secretary	2022	350,000	100,000	—	450,000
	2021	350,000	75,000	—	425,000

(1)	The Company plans to award performance bonuses for executives for 2023, in light of the major milestones met and progress made in 2023, but the bonuses have not yet been determined.

(2)	The bonuses in 2022 and 2021 were for Ms. Powers’ performance during 2022 and 2021, respectively, which were approved in 2023 and 2022, respectively. The 2021 bonus was paid in March 2023. The 2022 bonus was paid in December 2023.

(3)	The bonuses in 2022 and 2021 were for Mr. Goldman’s performance during 2022 and 2021, respectively, which were approved in 2023 and 2022, respectively. The 2021 bonus was paid in March 2023. The 2022 bonus was partially paid as of December 31, 2023.

(4)	Dr. Bosch was relocated to our subsidiary in Netherlands effective August 1, 2019. His current annual salary is 420,000 euros, which is equivalent to approximately $454,000. Dr. Bosch’s compensation is paid in Euros and therefore varies based on the exchange rate. The compensation amounts paid to Dr. Bosch presented in the table above are determined by multiplying the amount of euros paid by the average exchange rate of $1.08 per euro for fiscal 2023, of $1.06 per euro for fiscal 2022, and of $1.18 per euro for fiscal 2021.

The bonuses in 2022 and 2021 were for Dr. Bosch’s performance during 2022 and 2021, respectively, which were approved in 2023 and 2022, respectively. The 2021 bonus was paid in March 2023. The 2022 bonus has not been paid.

(5)	The bonuses in 2022 and 2021 were for Dr. Boynton’s performance during 2022 and 2021, respectively, which were approved in 2023 and 2022, respectively. The 2021 bonus was paid in March 2023. The 2022 bonus has not been paid.

Outstanding Equity Awards at Fiscal Year-End

The following table shows outstanding stock option awards classified as exercisable and un-exercisable as of December 31, 2023:

Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Linda F. Powers	39,200,000	(2)	-	$0.23	5/28/2028
Chairperson, President and Chief Executive Officer, Chief Financial and Accounting Officer	10,770,429	(3)	-	$0.35	7/2/2030
	32,558,724	(3)	-	$0.35	12/1/2030
	11,789,879	(4)	-	$0.55	9/2/2030

Leslie J. Goldman	24,500,000	(5)	-	$0.23	5/28/2028
Senior Vice President, General Counsel	6,731,518	(6)	-	$0.35	7/2/2030
	21,822,937	(6)	-	$0.35	12/1/2030
	5,894,939	(7)	-	$0.55	9/2/2030

Marnix L. Bosch, Ph.D.	7,740,182	(8)	-	$0.25	6/13/2027
Chief Technical Officer	10,798,729	(9)	-	$0.35	7/2/2030
	16,630,726	(10)	-	$0.35	12/1/2030

Alton L. Boynton, Ph.D.	2,967,065	(11)	-	$0.23	8/31/2028
Chief Scientific Officer and Secretary	3,096,498	(12)	-	$0.35	7/2/2030
	15,697,693	(13)	-	$0.35	12/1/2030

(1)	Ms. Powers and Mr. Goldman are subject to a voluntary blocking agreement under which they cannot exercise any options, warrants or other derivative securities unless they provide the Company at least 61 days’ advance notice.

(2)	On May 28, 2018, we granted 39,200,000 stock options to Ms. Powers for service during part of 2018 and a number of preceding years. The options are exercisable at a price of $0.23 per share, and have a 10-year exercise period. Following entry into previous securities suspension agreements in 2021, Ms. Powers entered into a voluntary blocking agreement on an ongoing rolling basis with the Company under which Ms. Powers cannot exercise or convert any options, warrants or other derivative securities, as applicable, to acquire shares of the Company’s common stock, unless Ms. Powers provides the Company at least 61 days’ advance notice. As a result, such derivative securities are not considered “beneficially owned” within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended.

(3)	On July 2, 2020, we granted 10,770,429 stock options to Ms. Powers for service during several years. The options are exercisable at a price of $0.35 per share, and have a 10-year exercise period. Following entry into previous securities suspension agreements, in 2021 Ms. Powers entered into a voluntary blocking agreement with the Company under which Ms. Powers cannot exercise or convert any options, warrants or other derivative securities, as applicable, to acquire shares of the Company’s common stock, unless Ms. Powers provides the Company at least 61 days’ advance notice. As a result, such options, warrants and other derivative securities are not considered “beneficially owned” within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended.

On July 2, 2020, we granted 32,558,724 stock options to Ms. Powers for service during several years. These options were subject to certain vesting requirements which have been fulfilled. The options are exercisable at a price of $0.35 per share, and have a 10-year exercise period. Following entry into previous securities suspension agreements, in 2021, Ms. Powers entered into a voluntary blocking agreement on an ongoing rolling basis with the Company under which Ms. Powers cannot exercise or convert any options, warrants or other derivative securities, as applicable, to acquire shares of the Company’s common stock, unless Ms. Powers provides the Company at least 61 days’ advance notice. As a result, such derivative securities are not considered “beneficially owned” within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended.

(4)	On September 2, 2020, we granted 11,789,879 stock options to Ms. Powers for service during several years. The options are exercisable at a price of $0.55 per share, and have a 10-year exercise period. Following entry into previous securities suspension agreements, in 2021, Ms. Powers entered into a voluntary blocking agreement on an ongoing rolling basis with the Company under which Ms. Powers cannot exercise or convert any options, warrants or other derivative securities, as applicable, to acquire shares of the Company’s common stock, unless Ms. Powers provides the Company at least 61 days’ advance notice. As a result, such derivative securities are not considered “beneficially owned” within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended.

(5)	On May 28, 2018, we granted 24,500,000 stock options to Mr. Goldman for service during part of 2018 and a number of preceding years. The options are exercisable at a price of $0.23 per share, and have a 10-year exercise period. Following entry into previous securities suspension agreements, in 2021, Mr. Goldman entered into a voluntary blocking agreement on an ongoing rolling basis with the Company under which Mr. Goldman cannot exercise or convert any options, warrants or other derivative securities, as applicable, to acquire shares of the Company’s common stock, unless Mr. Goldman provides the Company at least 61 days’ advance notice. As a result, such derivative securities are not considered “beneficially owned” within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended.

(6)	On July 2, 2020, we granted 6,731,518 stock options to Mr. Goldman for service during several years. The options are exercisable at a price of $0.35 per share, and have a 10-year exercise period. Following entry into previous securities suspension agreements, in 2021 Mr. Goldman entered into a voluntary blocking agreement on an ongoing rolling basis with the Company under which Mr. Goldman cannot exercise or convert any options, warrants or other derivative securities, as applicable, to acquire shares of the Company’s common stock, unless Mr. Goldman provides the Company at least 61 days’ advance notice. As a result, such derivative securities are not considered “beneficially owned” within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended.

On July 2, 2020, we granted 21,822,937 stock options to Mr. Goldman for service during several years. The options are exercisable at a price of $0.35 per share, and have a 10-year exercise period. Following entry into previous securities suspension agreements, in 2021 Mr. Goldman entered into a voluntary blocking agreement on an ongoing rolling basis with the Company under which Mr. Goldman cannot exercise or convert any options, warrants or other derivative securities, as applicable, to acquire shares of the Company’s common stock, unless Mr. Goldman provides the Company at least 61 days’ advance notice. As a result, such derivative securities are not considered “beneficially owned” within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended.

On January 14, 2021, Mr. Goldman assigned 20,000,000 options that were granted on July 2, 2020 to The Goldman NWBIO GRAT Trust for no consideration. On April 28, 2022, Sue Goldman, Trustee of The Goldman NWBIO GRAT Trust transferred 12,709,287 options to Mr. Goldman in satisfaction of the first annuity amount due to Mr. Goldman. As of December 31, 2023, 7,290,713 options were remaining in The Goldman NWBIO GRAT Trust.

(7)	On September 2, 2020, we granted 5,894,939 stock options to Mr. Goldman for service during several years. The options are exercisable at a price of $0.55 per share, and have a 10-year exercise period. Following entry into previous securities suspension agreements, in 2021 Mr. Goldman entered into a voluntary blocking agreement on an ongoing rolling basis with the Company under which Mr. Goldman cannot exercise or convert any options, warrants or other derivative securities, as applicable, to acquire shares of the Company’s common stock, unless Mr. Goldman provides the Company at least 61 days’ advance notice. As a result, such derivative securities are not considered “beneficially owned” within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended.

(8)	On June 13, 2017, we awarded 7,940,182 options to Dr. Bosch under the 2007 Stock Plan for service during several years. The options are exercisable at a price of $0.25 per share, and had a 5-year exercise period. On January 14, 2018, we extended the exercise period of the options from 5-year to 10-year. In 2021, Dr. Bosch entered into a securities suspension agreement with the Company that (i) suspended the exercisability of the vested options and (ii) made no changes to the other terms of such securities. The suspension continued on a monthly basis since then, with respect to 20,429,456 options, until it expired on January 12, 2023. Dr. Bosch received no consideration for entry into such arrangement.

On March 29, 2023, Dr. Bosch cashless exercised 200,000 options.

(9)	On July 2, 2020, we granted 10,798,729 stock options to Dr. Bosch for service during several years. The options are exercisable at a price of $0.35 per share, and have a 10-year exercise period. These options were fully vested upon grant. Dr. Bosch entered into a securities suspension agreement with the Company that (i) suspended the exercisability of the vested options and (ii) made no changes to the other terms of such securities. The suspension agreement expired on January 12, 2023. Dr. Bosch received no consideration for entry into such arrangement.

(10)	On July 2, 2020, we granted 16,630,726 stock options to Dr. Bosch for service during several years. The options are exercisable at a price of $0.35 per share, and have a 10-year exercise period. Dr. Bosch entered into a securities suspension agreement with the Company that (i) suspended the exercisability of 13,165,992 of the vested options and (ii) made no changes to the other terms of such securities. The suspension agreement expired on January 12, 2023. Dr. Bosch received no consideration for entry into such arrangement.

(11)	On August 31, 2018, we granted 2,967,065 stock options to Dr. Boynton for service during several years. The options are exercisable at a price of $0.23 per share, and have a 10-year exercise period. 50% of the options vested on the grant date, and 50% vested over a 24-month period in equal monthly installments thereafter. Dr. Boynton entered into a securities suspension agreement with the Company that (i) suspended the exercisability of the vested options and (ii) made no changes to the other terms of such securities. The suspension agreement expired on January 12, 2023. Dr. Boynton received no consideration for entry into such arrangement.

(12)	On July 2, 2020, we granted 3,096,498 stock options to Dr. Boynton for service during 2018, 2019 and 2020. The options are exercisable at a price of $0.35 per share, and have a 10-year exercise period. These options were fully vested upon grant. Dr. Boynton entered into a securities suspension agreement with the Company that (i) suspended the exercisability of the vested options and (ii) made no changes to the other terms of such securities. The suspension agreement expired on January 12, 2023. Dr. Boynton received no consideration for entry into such arrangement.

On April 4, 2023, Dr. Boynton assigned all 3,096,498 of these options to his relatives for no consideration.

(13)	On July 2, 2020, we granted 15,697,693 stock options to Dr. Boynton for service during 2018, 2019 and 2020. The options are exercisable at a price of $0.35 per share, and have a 10-year exercise period. 50% of these options were vested on the grant date, with the remainder vesting in monthly installments over one year. Dr. Boynton entered into a securities suspension agreement with the Company that (i) suspended the exercisability of the vested options and (ii) made no changes to the other terms of such securities. The suspension agreement expired on January 12, 2023. Dr. Boynton received no consideration for entry into such arrangement.

On July 27, 2022, Dr. Boynton assigned 3,000,000 options to his relatives for no consideration. On December 6, 2022, Dr. Boynton assigned 9,000,000 options to his relatives for no consideration. On April 4, 2023, Dr. Boynton assigned the remaining 3,697,693 options to his relatives for no consideration.

Option Exercises and Stock Vested

The following table shows stock option awards exercised by our Named Executive Officers during the year ended December 31, 2023. No Named Executive Officers vested in any stock awards.

Option Awards
Name	Gross Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Linda F. Powers	-	-

Leslie J. Goldman	-	-

Marnix L. Bosch, Ph.D.	200,000	$74,000	(1)

Alton L. Boynton, Ph.D.	-	-

(1)	The value realized upon the exercise of a stock option is calculated by multiplying (i) the number of shares of our common stock to which the exercise of the option related, by (ii) the difference between the per-share closing price of our common stock on the date the stock option was exercised and the per-share exercise price of the options. Represents the gross value realized prior to any applicable tax withholding.

Potential Payments on Termination or Change in Control

The Company does not currently have any arrangements that would trigger payments upon termination of a NEO or upon a change in control of the Company. However, the Company plans to enter into employment agreements with Ms. Powers, Mr. Goldman and Dr. Boynton in due course, which may contain such arrangements.

CEO Pay Ratio Disclosure

We are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of our CEO. Based on the information for fiscal year 2023, we reasonably estimate that the ratio of our CEO’s annual total compensation to the annual total compensation of our median employee was 6.4:1. Our pay ratio estimate has been calculated in a manner consistent with Item 402(u) of Regulation S-K using the data and assumptions summarized below.

We identified our median compensation employee by examining total compensation paid for fiscal year 2023 to all individuals, excluding Ms. Powers, who were employed by us on December 31, 2023, the last day of our fiscal year, based on payroll records. No assumptions, adjustments or estimates were made in respect of total compensation, except that we annualized the compensation of any employee that was not employed with us for all of fiscal year 2023. We excluded independent contractors who are engaged full time by us. We also excluded independent contractors retained on an as-needed basis, whose compensation is determined by an unaffiliated third party, and who are therefore are not considered our employees for purposes of the pay ratio calculation.

Once we identified our median employee, we calculated such employee’s annual total compensation for 2023 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in that employee’s annual total compensation of $145,000. The median employee’s annual total compensation includes annualized base salary, annualized bonus during the fiscal year ended December 31, 2023.

With respect to the CEO, we used the amount reported as total compensation in the Summary Compensation Table. Any estimates and assumptions used to calculate total annual compensation are described in footnotes to the Summary Compensation Table.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid or accrued to our non-executive directors during the year ended December 31, 2023.

Name(2)	Year	Fees Earned or Paid in Cash ($)	Option Awards($)	Total ($)
Dr. Navid Malik	2023	150,000	—	150,000

Jerry Jasinowski	2023	150,000	—	150,000

J. Cofer Black	2023	150,000	—	150,000

The non-executive independent directors were compensated on a monthly basis $12,500 ($150,000 annually) for their consistent availability on short notice, participation in the frequent meetings of the board of directors, leadership of at least one board committee, participation on multiple committees of the Board, commitment to corporate governance initiatives, and frequent consultations with management on operational matters. The Company owed Mr. Jasinowski $275,000 as of December 31, 2023.

Ms. Powers and Dr. Boynton are executives of the Company and do not receive separate compensation for their services as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS-EQUITY COMPENSATION PLAN INFORMATION

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information regarding the beneficial ownership of our common stock as of April 1, 2024 by:

•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of any class of our equity securities;

•	our directors and nominees for director;

•	each of our Named Executive Officers, as defined in Item 402(a)(3) of Regulation S-K; and

•	our directors and executive officers as a group.

Shares of Common Stock beneficially owned and the respective percentages of beneficial ownership of Common Stock assume the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of April 1, 2024, and we assume no exercise of any options, warrants and other securities by any other person or entity. Shares issuable pursuant to the exercise of stock options and warrants exercisable on or prior to the date 60 days after April 1, 2024 are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage (1)
Directors and Officers:
Alton L. Boynton, Ph.D.	2,979,254	* %
Marnix L. Bosch, Ph.D., M.B.A.	35,298,794	2.9%
Linda F. Powers(2)	29,411,759	2.5%
Leslie J. Goldman(3)	172,742	* %
Dr. Navid Malik	24,007,288	2.0%
Pat Sarma	12,535,165	1.0%
J. Cofer Black	6,484,433	* %
All executive officers and directors as a group (seven persons)	110,889,435	8.8%

* Lees than 1%

(1)

Percentage represents beneficial ownership percentage of common stock calculated in accordance with SEC rules and does not equate to voting percentages. Based upon 1,195,357,817 shares of Common Stock issued and outstanding as of April 1, 2024. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares of common stock beneficially owned and the percentage of ownership of such person, we deemed to be outstanding all shares of Common Stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 1, 2024, and we also deemed no shares of Common Stock to be outstanding pursuant to warrants or options held by any other person. However, we did not deem such shares outstanding for the purpose of computing the percentage ownership of any other person.

(2)	Consists of 29,411,759 shares of common stock held by Ms. Powers. Ms. Powers also holds 56,992,773 warrants (the majority acquired from a third party and the rest acquired in past years, as previously reported, from the Company in connection with loans by Ms. Powers to the Company when such loans were needed to help enable the Company to survive). Ms. Powers holds 39,200,000 options awarded in 2018 for service during part of that year and a number of preceding years, and 55,119,032 options awarded in 2020 for service during several years. In 2021, Ms. Powers entered into a voluntary blocking agreement with the Company pursuant to which Ms. Powers cannot exercise or convert any options, warrants or other derivative securities, as applicable, to acquire shares of the Company’s common stock, unless Ms. Powers provides the Company at least 61 calendar days’ advance notice. As a result, such options, warrants and other derivative securities are not considered “beneficially owned” within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended.

(3)	Consists of 172,742 shares of common stock held by Mr. Goldman. Mr. Goldman also holds 643,043 warrants acquired in past years, as previously reported, from the Company in connection with loans by Mr. Goldman to the Company when such loans were needed to help the Company to survive. Mr. Goldman holds 24,500,000 options awarded in 2018 for service during part of that year and a number of preceding years, and 34,449,394 options awarded in 2020 for service during several years. In 2021, Mr. Goldman entered into a voluntary blocking agreement with the Company under which Mr. Goldman cannot exercise or convert of any options, warrants or other derivative securities, as applicable, to acquire shares of the Company’s common stock, unless Mr. Goldman provides the Company at least 61 calendar days’ advance notice. As a result, such options, warrants and other derivative securities are not considered “beneficially owned” within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended.

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

The Company had three operational programs with Advent: (a) an ongoing development and manufacturing program at the GMP facility in London, (b) an ongoing development and manufacturing program at the Sawston GMP facility, and (c) a one-time program for specialized work, organized into ten sets of one-time milestones, which were substantially completed as of December 31, 2023, for the following:

•	Qualifying for and obtaining three required licenses for the Sawston facility: a license from the Human Tissue Authority to collect and process human cells and tissues, a license from the MHRA for manufacturing for clinical trials and compassionate use cases, and a license from the MHRA for commercial manufacturing.

•	Six workstreams relating to product matters required for an application for regulatory approval of DCVax-L, including Comparability, Stability, Potency, Product Profile, Mechanism of Action and Fill/Finish.

•	Drafting and submission of key portions of the first application for product approval (MAA).

Each of the three operational programs is covered by a separate contract. The ongoing manufacturing in the London facility is covered by a Manufacturing Services Agreement (“MSA”) entered into on May 14, 2018. The development and manufacturing program at the Sawston facility is covered by an Ancillary Services Agreement entered into on November 18, 2019. The specialized work associated with the ten sets of one-time milestones is covered by an SOW 6 entered into under the Ancillary Services Agreement as of April 1, 2022 and amended on September 26, 2022 and September 26, 2023. The 2023 amendment extended the SOW 6 service period for about six months, through March 31, 2024.

The Ancillary Services Agreement establishes a structure under which the Company and Advent negotiate and agree upon the scope and terms for Statements of Work (“SOWs”) for facility development activities and compassionate use program activities. After an SOW is agreed and approved by the Company, Advent will proceed with, or continue, the applicable services and will invoice the Company pursuant to the SOW. Since both the facility development and the compassionate use program involve pioneering and uncertainties in most aspects, the invoicing under the Ancillary Services Agreement is on the basis of costs incurred plus fifteen percent. The SOWs may involve ongoing activities or specialized one-time projects and related one-time milestone payments. The Ancillary Services Agreement was to end in July 2023, but the Company extended the term by 12 months to July 2024 with no other changes.

SOW 6 provides for ongoing baseline costs for manufacturing at the Sawston facility and one-time milestone incentives for (a) regulatory approval of each of the three licenses required for the Sawston facility, (b) successful completion of each of the six workstreams and (c) completion of drafting key portions of applications for product approval. The milestone incentives are a combination of cash and stock, and are not paid until the milestone is achieved and earned.

During the year ended December 31, 2023, the Company paid an aggregate of $5.0 million in cash, of which $1.0 million was related to two milestones that were completed and fully expensed in 2022, but was unpaid as of December 31, 2022, $4.0 million was payment for four completed one-time milestones (MAA workstream for Mechanism of Action, obtaining a commercial manufacturing license from the MHRA in March 2023 and completion of drafting key portions of the first application for commercial approval and submitting the application to MHRA for product approval). The Company issued 4.5 million common shares as a result of completion of the two one-time milestones (obtaining a commercial manufacturing license from the MHRA and completion of drafting and submitting the MAA application for approval in the U.K.) at fair value of $3.2 million, of which $0.6 million was recognized during the year ended December 31, 2023 and $2.6 million had already been recognized (but not paid) in 2022.

As of December 31, 2023, $0.5 million was unpaid and 1.5 million common shares were pending to be issued in regard to the completed milestone (submission of the application to MHRA for product approval).

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

Conflicts Committee

The Conflicts Committee of the Board reviews and decides whether to approve all related-party matters and transactions in light of potential conflicts of interests and reasonableness, as described in the Corporate Governance Matters section above. The Conflicts Committee’s review and approval of any series of similar related-party transactions (such as a series of transactions governed by a single contract) can suffice to satisfy this policy with respect to each transaction in the series.

DIRECTOR INDEPENDENCE

Our Board of Directors has undertaken a review of the independence of our directors and has determined that a majority of the Board consists of members who are currently “independent” as that term is defined within the meaning of Section 5605(a)(2) of the Nasdaq Stock Market Rules. The Board of Directors has determined each of Messrs.  Malik and Sarma, and Ambassador Black to be independent. In addition, Jerry Jasinowski, who retired as a director on March 8, 2024, was independent during his service on the Board of Directors in 2023.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Public Accountants

Cherry Bekaert has served as our independent public accounting firm for the fiscal years ended December 31, 2020, 2021, 2022 and 2023 and was engaged to serve in such capacity for 2024.

Audit Fees

The aggregate fees billed for the fiscal years ended December 31, 2023 for professional services rendered by Cherry Bekaeart for the audit of our annual financial statements for 2023, an independent audit of the Company’s internal controls for 2023, and the review our financial statements included in our quarterly reports on Form 10-Q for 2023 was $614,000.

The aggregate fees billed in connection with the fiscal year ended December 31, 2022 for professional services rendered by Cherry Bekaert for the audit of our annual financial statement for 2022, including the review of the financial statement information included in our Quarterly Reports on Form 10-Q during 2022, was $550,000.

Audit-Related Fees

There were no fees billed in the fiscal years ended December 31, 2023 and 2022 for assurance and related services rendered by Cherry Bekaert related to the performance of the audit or review of our financial statements.

Tax and Other Non-Audit Professional Services

There were no fees billed in the fiscal years ended December 31, 2023 and 2022 for professional services rendered by Cherry Bekaert for tax related services or other non-audit professional services fees.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal accountants on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal accountants. Our Audit Committee pre-approves these services by category and service. Our Audit Committee pre-approved all of the services provided by our principal accountants during the fiscal years ended December 31, 2023 and 2022.

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

NORTHWEST BIOTHERAPEUTICS, INC. (Registrant)

Date: April 29, 2024	By:	/s/ Linda F. Powers
Linda F. Powers,
President and Chief Executive Officer Principal Executive Officer Principal Financial and Accounting Officer