Form 10-Q
period 2024-03-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2024-05-10
CIK 1072379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 6, 2024, the total number of shares of common stock, par value $0.001 per share, outstanding was 1,208,177,416.

NORTHWEST BIOTHERAPEUTICS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,478	$2,126
Prepaid expenses and other current assets	2,470	1,999
Total current assets	4,948	4,125

Non-current assets:
Property, plant and equipment, net	17,268	17,278
Right-of-use asset, net	4,070	4,183
Indefinite-lived intangible asset	1,292	1,292
Goodwill	626	626
Other assets	363	361
Total non-current assets	23,619	23,740

TOTAL ASSETS	$28,567	$27,865

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$15,089	$10,244
Accounts payable and accrued expenses to related parties and affiliates	2,734	3,544
Convertible notes, net	5,612	3,765
Convertible notes at fair value	16,496	12,771
Notes payable, net	12,125	3,944
Contingent payable derivative liability	9,099	9,188
Warrant liability	913	944
Investor advances	7	7
Share liability	120	483
Lease liabilities	245	314
Total current liabilities	62,440	45,204

Non-current liabilities:
Notes payable, net of current portion, net	10,215	20,312
Lease liabilities, net of current portion	4,384	4,454
Contingent payment obligation	5,000	4,950
Total non-current liabilities	19,599	29,716

Total liabilities	82,039	74,920

COMMITMENTS AND CONTINGENCIES (Note 12)

Mezzanine equity:
Series C Convertible Preferred Stock, 10,000,000 shares designated; 1.3 million and 1.2 million shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively; aggregate liquidation preference of $18.1 million	19,810	18,718
Stockholders’ deficit:
Preferred stock ($0.001 par value); 100,000,000 shares authorized as of March 31, 2024 and December 31, 2023, respectively	—	—
Common stock ($0.001 par value); 1,700,000,000 shares authorized; 1,195.4 million and 1,175.5 million shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	1,195	1,175
Additional paid-in capital	1,301,485	1,291,316
Stock subscription receivable	(79)	(79)
Accumulated deficit	(1,378,033)	(1,359,721)
Accumulated other comprehensive income	2,150	1,536
Total stockholders’ deficit	(73,282)	(65,773)

TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$28,567	$27,865

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(Unaudited)

	For the three months ended
	March 31,
	2024	2023
Revenues:
Research and other	$284	$880
Total revenues	284	880
Operating costs and expenses:
Research and development	7,942	6,861
General and administrative	8,086	6,983
Total operating costs and expenses	16,028	13,844
Loss from operations	(15,744)	(12,964)
Other income (expense):
Change in fair value of derivative liabilities	120	3,880
Change in fair value of share liabilities	(106)	(52)
Change in fair value of convertible notes	1,775	—
Loss from extinguishment of debt	(2,171)	(1,408)
Interest expense	(1,518)	(1,027)
Foreign currency transaction gain (loss)	(668)	919
Total other (loss) income	(2,568)	2,312
Net loss	(18,312)	(10,652)
Deemed dividend related to warrant modification	(568)	(395)
Net loss attributable to common stockholders	$(18,880)	$(11,047)

Other comprehensive loss
Foreign currency translation adjustment	614	(750)
Total comprehensive loss	$(18,266)	$(11,797)

Net loss per share applicable to common stockholders
Basic	$(0.02)	$(0.01)
Diluted	$(0.02)	$(0.01)

Weighted average shares used in computing basic loss per share	1,188,149	1,074,902
Weighted average shares used in computing diluted loss per share	1,188,149	1,074,902

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

(Unaudited)

	For the Three Months Ended March 31, 2024
	Mezzanine equity							Accumulated
	Series C Covertible				Additional			Other	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Par value	Capital	Receivable	Deficit	Income	Deficit
Balances at January 1, 2024	1,209	$18,718	1,175,459	$1,175	$1,291,316	$(79)	$(1,359,721)	$1,536	$(65,773)
Issuance of Series C convertible preferred stock for cash	308	3,624	—	—	—	—	—	—	—
Series C convertible preferred stock conversion	(220)	(2,532)	5,493	5	2,527	—	—	—	2,532
Warrants exercised for cash	—	—	5,831	6	1,305	—	—	—	1,311
Cashless warrants and stock options exercise	—	—	1,633	2	(2)	—	—	—	—
Issuance of common stock for conversion of debt and accrued interest	—	—	6,942	7	3,945	—	—	—	3,952
Stock-based compensation	—	—	—	—	1,164	—	—	—	1,164
Net loss	—	—	—	—	—	—	(18,312)	—	(18,312)
Warrants modfication	—	—	—	—	1,798	—	—	—	1,798
Deemed dividend related to warrants modification	—	—	—	—	(568)	—	—	—	(568)
Cumulative translation adjustment	—	—	—	—	—	—	—	614	614
Balances at March 31, 2024	1,297	$19,810	1,195,358	$1,195	$1,301,485	$(79)	$(1,378,033)	$2,150	$(73,282)

	For the Three Months Ended March 31, 2023
	Mezzanine equity							Accumulated
	Series C Covertible				Additional			Other	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Par value	Capital	Receivable	Deficit	Income	Deficit
Balances at January 1, 2023	1,415	$23,060	1,068,394	$1,068	$1,164,885	$(79)	$(1,297,122)	$3,145	$(128,103)
Issuance of Series C convertible preferred stock for cash	148	2,385	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock in lieu of debt redemption	43	806	—	—	—	—	—	—	—
Series C convertible preferred stock conversion	(198)	(2,617)	4,946	5	2,612	—	—	—	2,617
Warrants exercised for cash	—	—	767	1	247	—	—	—	248
Cashless stock options exercise	—	—	710	1	(1)	—	—	—	—
Reclassification of warrant liabilities to stockholders' deficit	—	—	—	—	76,258	—	—	—	76,258
Issuance of common stock for conversion of debt and accrued interest	—	—	8,267	8	5,608	—	—	—	5,616
Stock-based compensation	8	118	—	—	918	—	—	—	918
Reclass earned but unissued milestone shares from equity to liability	—	—	—	—	(2,130)	—	—	—	(2,130)
Net loss	—	—	—	—	—	—	(10,652)	—	(10,652)
Warrants modfication	—	—	—	—	395	—	—	—	395
Deemed dividend related to warrants modification	—	—	—	—	(395)	—	—	—	(395)
Cumulative translation adjustment	—	—	—	—	—	—	—	(750)	(750)
Balances at March 31, 2023	1,416	$23,752	1,083,084	$1,083	$1,248,397	$(79)	$(1,307,774)	$2,395	$(55,978)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the three months ended
	March 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(18,312)	$(10,652)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	428	335
Amortization of debt discount	576	552
Change in fair value of derivatives	(120)	(3,880)
Change in fair value of share liability	106	52
Change in fair value of convertible notes	(1,775)	—
Loss from extinguishment of debt	2,171	1,408
Amortization of operating lease right-of-use asset	77	67
Stock-based compensation for services	1,164	933
Subtotal of non-cash charges	2,627	(533)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(477)	(709)
Other non-current assets	(8)	(16)
Accounts payable and accrued expenses	4,531	975
Related party accounts payable and accrued expenses	(810)	(341)
Lease liabilities	43	37
Net cash used in operating activities	(12,406)	(11,239)
Cash Flows from Investing Activities:
Purchase of equipment and construction in progress	(239)	(1,333)
Net cash used in investing activities	(239)	(1,333)
Cash Flows from Financing Activities:
Proceeds from issuance of Series C convertible preferred stock	3,624	2,385
Proceeds from exercise of warrants	1,311	248
Proceeds from investor advance	—	50
Proceeds from issuance of notes payable, net	—	10,000
Proceeds from issuance of convertible notes payable, net	7,100	—
Proceeds from contingent payment obligation	50	—
Repayment of notes payable	—	(101)
Net cash provided by financing activities	12,085	12,582
Effect of exchange rate changes on cash and cash equivalents	912	(784)
Net increase (decrease) in cash and cash equivalents	352	(774)

Cash and cash equivalents, beginning of the period	2,126	6,965
Cash and cash equivalents, end of the period	$2,478	$6,191

Supplemental disclosure of cash flow information
Interest payments on notes payable	$—	$(30)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the three months ended
	March 31,
	2024	2023
Supplemental schedule of non-cash investing and financing activities:
Cashless warrants and stock options exercise	$2	$1
Reclassification of warrant liabilities to stockholders’ deficit	$—	$76,258
Issuance of common stock for conversion of debt and accrued interest	$3,952	$5,616
Series C convertible preferred stock conversion	$2,532	$2,617
Capital expenditures included in accounts payable	$500	$1,013
Reclass earned but unissued milestone shares from equity to liability	$—	$2,130
Deemed dividend related to warrant modification	$568	$395
Debt discout related to warrant modificaiton	$8	$—
Issuance of Series C convertible preferred stock in lieu of debt redemption	$—	$806

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

The Company has completed a Phase 3 clinical trial of its DCVax®-L product for glioblastoma brain cancer, has publicly reported the results in a peer reviewed publication in a medical journal as well as at a medical conference, and submitted a Marketing Authorization Application (MAA) for regulatory approval in the U.K. in December 2023.

2. Financial Condition, Going Concern and Management Plans

The Company has incurred annual net operating losses since its inception. The Company had a net loss of $18.3 million for the three months ended March 31, 2024. The Company used approximately $12.4 million of cash in its operating activities during the three months ended March 31, 2024.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company uses to prepare its annual audited consolidated financial statements. The condensed consolidated balance sheet as of March 31, 2024, condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2024 and 2023, condensed consolidated statement of stockholders’ deficit for the three months ended March 31, 2024 and 2023, and the

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

condensed consolidated statements of cash flows for the three months ended March 31, 2024 and 2023 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months ended March 31, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024 or for any future interim period. The condensed consolidated balance sheet at March 31, 2024 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2023 and notes thereto included in the Company’s annual report on Form 10-K (the “2023 Annual Report”), which was filed with the SEC on March 5, 2024.

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

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies from those previously disclosed in the 2023 Annual Report.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Recently Issued Accounting Standards Not Yet Adopted

Compensation - Stock Compensation

In March 2024, the FASB issued ASU No. 2024-01, Compensation - Stock Compensation (Topic 718) - Scope Application of Profits Interest and Similar Awards, to clarify whether profits interest and similar awards should be accounted for in accordance with Topic 718, Compensation - Stock Compensation. The guidance applies to all business entities that issue profits interest awards as compensation to employees or nonemployees in exchange for goods or services. These amendments are effective for the Company for annual and interim periods in 2025, applied prospectively, with early adoption and retrospective application permitted. As the Company does not issue profit interest awards, the impact of the adoption of the amendments in this update is not expected to be material to the Company’s consolidated financial statements.

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

Recently Issued Accounting Standards, Adopted

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

For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company adopted ASU 2022-03 effective January 1, 2024. The adoption of this guidance did not have a material impact on its condensed consolidated financial statements.

4. Fair Value Measurements

In accordance with ASC 820 (Fair Value Measurements and Disclosures), the Company uses various inputs to measure the fair value of liabilities related to certain embedded conversion features associated with convertible debt, share liability (receivable), and the contingent payable to Cognate BioServices on a recurring basis to determine the fair value of these liabilities. The Company also elects the fair value option (“FVO”) for certain eligible financial instruments, such as convertible notes, in order to simplify the accounting treatment.

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

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Level 3 - Unobservable inputs for the instrument requiring the development of assumptions by the Company.

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of March 31, 2024 and December 31, 2023 (in thousands):

	Fair value measured at March 31, 2024
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	March 31, 2024	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$913	$—	$—	$913
Contingent payable derivative liability	9,099	—	—	9,099
Convertible notes at fair value	16,496	—	—	16,496
Share liability	120	—	—	120
Total fair value	$26,628	$—	$—	$26,628

	Fair value measured at December 31, 2023
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$944	$—	$—	$944
Contingent payable derivative liability	9,188	—	—	9,188
Convertible notes at fair value	12,771	—	—	12,771
Share liability	483	—	—	483
Total fair value	$23,386	$—	$—	$23,386

There were no transfers between Level 1, 2 or 3 during the three-month period ended March 31, 2024.

The following table presents changes in Level 3 liabilities measured at fair value for the three-month period ended March 31, 2024. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

					Convertible
	Warrant		Contingent Payable	Share	Notes
	Liability		Derivative Liability	Liability	At Fair Value	Total
Balance - January 1, 2024	$944		$9,188	$483	$12,771	$23,386
Additional share liability	—		—	117	—	117
Issuance of convertible notes at fair value	—		—	—	5,500	5,500
Redemption of share liability	—		—	(586)	—	(586)
Change in fair value	(31)		(89)	106	(1,775)	(1,789)
Balance - March 31, 2024	$913	(1)	$9,099	$120	$16,496	$26,628
(1)	The remaining balance of $0.9 million in warrant liability as of March 31, 2024 was related to certain conditional rights to independently purchase shares from the Company in a future raise of capital (the “Piggy-back Rights”). The Company accounted for the Piggy-back Rights as a freestanding financial instrument, which was classified as a liability at fair value on the Condensed Consolidated Balance Sheet.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities and embedded conversion feature that are categorized within Level 3 of the fair value hierarchy as of March 31, 2024 and December 31, 2023 is as follows:

	As of March 31, 2024
	Share	Contingent Payable
	Liability	Derivative Liability
Strike price	$0.44	$0.52 *
Contractual term (years)	0.04	1.0
Volatility (annual)	74%	73%
Risk-free rate	5.5%	5.2%
Dividend yield (per share)	0%	0%

	As of December 31, 2023
	Share	Contingent Payable
	Liability	Derivative Liability
Strike price	$0.64	$0.70 *
Contractual term (years)	0.1	1.0
Volatility (annual)	71%	71%
Risk-free rate	5.6%	5.2%
Dividend yield (per share)	0%	0%
*	The strike price assumes the current stock price as of March 31, 2024 and December 31, 2023.

5. Stock-based Compensation

The following table summarizes total stock-based compensation expense for the three months ended March 31, 2024 and 2023 (in thousands).

	For the three months ended
	March 31,
	2024	2023
Research and development	$1,009	$296
Research and development - related party
Milestones achieved (1)	—	520
Future milestones (2)	—	100
General and administrative	155	17
Total stock-based compensation expense	$1,164	$933

The related party amounts were for milestone incentives that either were earned or are deemed probable to be achieved in the future and become issuable at that time (as detailed below in Restricted Stock Awards).

(1)	During the quarter ended March 31, 2023, the Company recognized the remaining $0.5 million stock-based compensation related to the achieved milestone (obtaining a commercial manufacturing license from the MHRA) and accrued for 3.0 million shares that will become issuable for this milestone. The Company has previously recognized $1.6 million stock - based compensation as of December 31, 2022.
(2)	This is related to a one-time milestone (drafting key portions of the application for product approval) that is anticipated to be achieved and earned in the future. The Company recognized and expensed (but did not issue shares for) the pro-rata portion of the remaining potential milestone stock awards during the quarter ended March 31, 2023, of $0.1 million.

The total unrecognized stock compensation (primarily for consultants) cost was approximately $3.6 million as of March 31, 2024 and will be recognized over the next 1.8 years.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Stock Options

The following table summarizes stock option activity for options granted to key external experts during the three months ended March 31, 2024 (amount in thousands, except per share number):

			Weighted Average
		Weighted	Remaining
	Number of	Average	Contractual Life	Total Intrinsic
	Shares	Exercise Price	(in years)	Value
Outstanding as of January 1, 2024	317,076	$0.35	6.0	$114,097
Granted	500	0.53	4.2	—
Cashless exercised	(650)	0.35	—	—
Outstanding as of March 31, 2024	316,926	$0.35	5.8	$59,173
Options vested (1)	280,514	$0.33	5.8	$55,534

(1)An aggregate 153 million stock options held by Ms. Linda Powers, the Company’s Chief Executive Officer, and Mr. Leslie Goldman, the Company’s Senior Vice President, General Counsel are subject to an agreement (the “Blocker Letter Agreement”) under which they cannot exercise any options or warrants except upon at least 61 days’ prior notice.

During the three months ended March 31, 2024, the Company granted 500,000 stock options (the “Options”) with an exercise price at $0.53 per share to a staff employee. The Options vested immediately on the grant date. In addition, the Company will make an additional payment of $0.30 per option exercised by the employee for a maximum amount of $150,000. The Company has fully accrued this additional payment as of  March 31, 2024 on its condensed consolidated balance sheets.

The Black-Scholes option pricing model is used to estimate the fair value of stock options granted. The assumptions used in calculating the fair values of stock options that were granted during the three months ended March 31, 2024 was as follows:

For the three months ended
March 31,
2024
Exercise price	$0.53
Expected term (years)	2.1
Expected stock price volatility	73%
Risk-free rate	4.5%
Dividend yield (per share)	0%

Restricted Stock Awards

Advent SOW 6

There was no stock based compensation recognized during the three months ended March 31, 2024.  As previously reported, the Company previously achieved all of the 10 one-time milestones (i.e., for all six workstreams that are prerequisites for a MAA application for product approval, for obtaining all three licenses required for the Sawston facility, and for the completion of key portions of the MAA application) pursuant to the Statement of Work #6 (the “SOW 6”) with Advent BioServices, a related party of the Company.

As of March 31, 2024, 1.5 million shares related to the completed milestone (submission of the application to MHRA for approval) had not been  issued and the fair value of the shares of $1.1 million remained accrued in accounts payable and accrued expenses to related parties and affiliates.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

6. Property, Plant and Equipment

Property, plant and equipment consist of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,	Estimated
	2024	2023	Useful Life
Leasehold improvements	$17,867	$17,785	Lesser of lease term or estimated useful life
Office furniture and equipment	527	487	3-5 years
Computer and manufacturing equipment and software	3,055	2,776	3-5 years
Land in the United Kingdom	85	86	NA
	21,534	21,134	NA
Less: accumulated depreciation	(4,266)	(3,856)
Total property, plant and equipment, net	$17,268	$17,278

Depreciation expense was approximately $0.4 million and $0.3 million for the three months ended March 31, 2024, and 2023, respectively.

7. Outstanding Debt

The following two tables summarize outstanding debt as of March 31, 2024 and December 31, 2023, respectively (amount in thousands):

		Stated					Fair
		Interest	Conversion			Remaining	Value	Carrying
	Maturity Date	Rate	Price		Face Value	Debt Discount	Adjustment	Value
Short term convertible notes payable
6% unsecured	Due	6%	$3.09		$135	$—	$—	$135
8% unsecured	Various	8%	$0.20-$0.50	*	5,246	(269)	—	4,977
10 % unsecured	7/11/2024	10%	$0.50	*	500	—	—	500
					5,881	(269)	—	5,612
Short term convertible notes at fair value
11% unsecured	Various	11%	$0.40 - $0.49	*	16,250	—	246	16,496

Short term notes payable
8% unsecured	Various	8%	N/A		11,399	(404)	—	10,995
12% unsecured	On Demand	12%	N/A		562	—	—	562
6% secured	3/25/2025	6%	N/A		568	—	—	568
					12,529	(404)	—	12,125
Long term notes payable
8% unsecured	Various	8%	N/A		11,005	(790)	—	10,215

Ending balance as of March 31, 2024					$45,665	$(1,463)	$246	$44,448

*These convertible notes are convertible into Series C preferred shares at $5.00 - $12.50 per share. Each Series C preferred share is convertible into common shares with 30 days’ restriction period. The conversion price in common share equivalent is at $0.20-$0.50 per share.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

		Stated
		Interest	Conversion			Remaining	Fair Value	Carrying
	Maturity Date	Rate	Price		Face Value	Debt Discount	Adjustment	Value
Short term convertible notes payable
6% unsecured	Due	6%	$3.09		$135	$—	$—	$135
8% unsecured	Various	8%	$0.50-$0.70	*	3,486	(356)	—	3,130
10% unsecured	7/11/2024	10%	$0.50	*	500	—	—	500
					4,121	(356)	—	3,765
Short term convertible notes at fair value
11% unsecured	Various	11%	$0.40-$0.49	*	10,750	—	2,021	12,771

Short term notes payable
8% unsecured	Various	8%	N/A		3,539	(157)	—	3,382
12% unsecured	On Demand	12%	N/A		562	—	—	562
					4,101	(157)	—	3,944
Long term notes payable
8% unsecured	Various	8%	N/A		21,224	(1,485)	—	19,739
6% secured	3/25/2025	6%	N/A		573	—	—	573
					21,797	(1,485)	—	20,312

Ending balance as of December 31, 2023					$40,769	$(1,998)	$2,021	$40,792

*These convertible notes are convertible into Series C preferred shares at $10.00 - $17.50 per share. Each Series C preferred share is convertible into common shares with 30 days’ restriction period. The conversion price in common share equivalent is at $0.40 - $0.70 per share.

Promissory Note

During the three months ended March 31, 2024, the Company issued approximately 6.9 million shares of common stock with a fair value of $4.0 million to certain lenders in lieu of cash payments of $2.7 million of debt, including $0.3 million of accrued interest. In addition, pursuant to exchange agreements executed with various holders, the Company is required to potentially issue additional common stock (the “Share liability”) if the stock price is less than the price, defined in the exchange agreement as of the true-up date (the “True-up Price”), or the lender is required to return common shares to the Company (the “Share receivable”) if the stock price is greater than the True-up Price as of the true-up date. During the three months ended March 31, 2024, the Company extinguished Share liabilities of $0.6 million and recognized additional $0.1 million in Share liabilities. The Company recognized an approximately $0.8 million debt extinguishment loss during the three months ended March 31, 2024 from the debt redemption.

Convertible Notes

On February 21, 2024, the Company entered into several one-year convertible notes (the “February Convertible Notes”) with multiple investors (the “Holders”) with an aggregate principal amount of $1.8 million for a purchase price of $1.6 million. The February Convertible Notes bear interest at 8% per annum and are convertible into Series C preferred shares at $12.50 per share at the Holders’ sole option. The Series C preferred shares are convertible into common stock 30 days after the debt conversion date. Each Series C preferred share is convertible into 25 shares of common stock.

As consideration for entering into the package of February Convertible Notes for $1.8 million as described above, the Company amended the Holders’ existing convertible notes and warrants, whereby the maturity date of certain notes and warrants were extended,  the conversion price of certain notes were reduced, and the exercise prices of certain warrants were reduced. These amendments in January and February of 2024 involving 16 tranches warrants and 10 debt instruments were accounted for as both debt modification and debt extinguishment. The Company recognized  approximately $1.4 million of debt extinguishment losses during the three months ended March 31, 2024 from these debt amendments.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Convertible Notes at Fair Value

During the three months ended March 31, 2024, the Company entered into several one-year convertible notes (the “Convertible Notes”) with multiple individual investors (the “Holders”) with an aggregate principal amount of $5.5 million. The Convertible Notes bear interest at 11% per annum and are convertible into Series C preferred shares between $10.00 and $11.50 per share at the Holder’s sole option. The Series C preferred shares are convertible into common stock 30 days after the debt conversion date. Each Series C preferred share is convertible into 25 shares of common stock. In addition, the Holders have an alternative option to convert the Convertible Notes into a non-dilutive financial instrument, which has the same terms at those in the non-dilutive funding agreements as described in Note 12.

The Company elected the FVO to fair value the Convertible Notes under the guidance in ASC 825. The convertible notes at fair value are required to be remeasured using level 3 fair value measurements (see Note 4).

For the three months ended March 31, 2024 and 2023, interest expense related to outstanding debt totaled approximately $1.5 million and $1.0 million including amortization of debt discounts totaling $0.6 million and $0.6 million, respectively.

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

The following securities were not included in the diluted net loss per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the three months ended
	March 31,
	2024	2023
Series C convertible preferred stock	32,420	35,412
Common stock options	316,926	299,938
Common stock warrants	97,040	140,244
Convertible notes and accrued interest	60,929	79
Potentially dilutive securities	507,315	475,673

9. Related Party Transactions

The Company had three operational programs with Advent: (a) an ongoing development and manufacturing program at the GMP facility in London, (b) an ongoing development and manufacturing program at the Sawston GMP facility, and (c) a one-time program for specialized work, organized into 10 sets of one-time milestones that were required for the MAA application, for the following:

●	Qualifying for and obtaining 3 required licenses for the Sawston facility: a license from the Human Tissue Authority to collect and process human cells and tissues, a license from the MHRA for manufacturing for clinical trials and compassionate use cases, and a license from the MHRA for commercial manufacturing.
●	6 workstreams relating to product matters required for the MAA application, including Comparability, Stability, Potency, Product Profile, Mechanism of Action and Fill/Finish.
●	Drafting and submission of key portions of the application for product approval itself.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Each of the three operational programs is covered by a separate contract. The ongoing manufacturing in the London facility is covered by a Manufacturing Services Agreement (“MSA”) entered into on May 14, 2018. The development and manufacturing program at the Sawston facility is covered by an Ancillary Services Agreement entered into on November 18, 2019. The specialized work associated with the 10 one-time milestones is covered by an SOW 6 entered into under the Ancillary Services Agreement as of April 1, 2022 and amended on September 26, 2022 and September 26, 2023. The 2023 amendment extended the SOW 6 service period for about 6 months, through March 31, 2024. Subsequently on April 1, 2024, the SOW 6 was further extended through September 30, 2024.

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

The following table summarizes total research and development costs from Advent for the three months ended March 31, 2024 and 2023, respectively (in thousands).

	For the three months ended
	March 31,
	2024	2023
Advent BioServices
Manufacturing cost in London	$1,726	$1,643
Manufacturing cost at Sawston facility	2,652	1,712
SOW 6 one-time milestones - Shares
Expensed but unpaid (milestone complete) (1)	—	520
Expensed but unpaid, not yet due (milestone not yet complete) (2)	—	100
SOW 6 one-time milestones - Cash
Expensed and due, but unpaid (milestone complete) (3)	—	550
Expensed but unpaid, not yet due (milestone not yet complete) (2)	—	150
Total	$4,378	$4,675
(1)	This covers the one-time milestone for obtaining a commercial manufacturing license from the MHRA. The milestone was achieved but shares were not yet issued as of March 31, 2023.
(2)	This covers the one-time milestone for drafting key portions of the application for product approval.
(3)	This covers two one-time milestones: Mechanism of Action and obtaining a commercial manufacturing license from the MHRA.

Advent BioServices Sublease Agreement

On December 31, 2021, the Company entered into a Sub-lease Agreement (the “Agreement”) with Advent. The Agreement permits use by Advent of a portion of the space in the Sawston facility, which is leased by the Company under a separate head lease with a different counterparty (Huawei) that commenced on December 14, 2018. The Company subleased approximately 14,459 square feet of the 88,000 square foot building interior space, plus corresponding support space and parking. The lease payments amount under the Agreement are two times the amount payable by the Company under the head lease (which is currently  £5.75 or approximately $7.26 per square foot based on exchange rate as of March 31, 2024), but subject to a cap of $10 per square foot. Accordingly, the monthly lease payments under the Sublease are based on $145,000 annually for 2024. The total lease payments paid by the Company to Huawei for the 88,000 square foot facility, exterior spaces and parking under the head lease are £550,000 (approximately $694,000) per year. The term of the Agreement shall end on the same date as the head lease term ends.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

During the three months ended March 31, 2024 and 2023, the Company recognized sub-lease income of $36,000 and $36,000, respectively.

Related Party Accounts Payable

As of March 31, 2024, there were outstanding unpaid accounts payable and accrued expenses owed to Advent as summarized in the following table (in thousands). These unpaid amounts are part of the Related Party expenses reported in the above section.

	March 31,	December 31,
	2024	2023
Advent BioServices - amount invoiced but unpaid	$1,633	$1,668
Advent BioServices - amount accrued but unpaid (1)	1,101	1,601
Total payable and accrued, but unpaid to Advent BioServices	$2,734	$3,269

(1) This includes $1.1 million which is not payable in cash but represents the value of 1.5 million shares that will become issuable to Advent, following final Board approval, for achievement of the one-time milestone for submission of the MAA application to MHRA on December 20, 2023. Such shares were not issued as of March 31, 2024, and the total value, previously recognized as stock compensation expense, was reclassified from Additional Paid-in-Capital to Accounts payable and accrued expenses to related parties and affiliates.

10. Preferred Stock

Series C Convertible Preferred Stock

During the three months ended March 31, 2024, the Company entered into various Subscription Agreements (the “Series C Subscription Agreements”) with certain investors (the “Series C Investors”). Pursuant to the Series C Subscription Agreements, the Company issued the Series C Investors an aggregate of 0.3 million shares of the Company’s Series C convertible preferred stock, par value $0.001 per share (the “Series C Shares”), at a weighted purchase price of $11.77 per share for proceeds of approximately $3.6 million.

During the three months ended March 31, 2024, approximately 0.2 million Series C Shares with a book value of $2.5 million were converted into 5.5 million common shares at a ratio of 1:25.

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

11. Stockholders’ Deficit

Common Stock

During the three months ended March 31, 2024, the Company received $1.3 million from the exercise of outstanding warrants with a weighted average exercise price of $0.22 per share. The Company issued approximately 5.8 million shares of common stock upon these warrant exercises.

During the three months ended March 31, 2024, certain options and warrants holders elected to exercise some of their options and warrants pursuant to cashless exercise formulas. The Company issued approximately 1.6 million shares of common stock upon exercise of 2.4 million warrants at exercise prices between $0.20 and $0.34 per share, and 0.7 million options at exercise prices of $0.35 per share.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Stock Purchase Warrants

The following is a summary of warrant activity for the three months ended March 31, 2024 (dollars in thousands, except per share data):

	Number of	Weighted Average	Remaining
	Warrants	Exercise Price	Contractual Term
Outstanding as of January 1, 2024	105,241	$0.31	1.83
Warrants exercised for cash	(5,831)	0.22	—
Cashless warrrants exercise	(2,369)	0.35	—
Outstanding as of March 31, 2024	97,040	$0.28	2.05

The options and warrants held by Ms. Powers and Mr. Goldman are subject to an ongoing suspension on a rolling basis pursuant to the Blocker Letter Agreement.

At March 31, 2024, of the approximately 97 million total outstanding warrants listed above, approximately 92 million warrants were under the Blocker Letter Agreement or suspension agreements.

Warrant Modifications

During the three months ended March 31, 2024, the Company amended multiple warrants whereby the maturity dates of certain warrants were extended for an additional approximately 3 months. The value of these modifications were calculated using the Black-Scholes-Merton option pricing model based on the following weighted average assumptions.

	Post-modification	Pre-modification
Exercise price	$0.28	$0.31
Expected term (in years)	2.1	1.8
Volatility	80%	81%
Risk-free interest rate	4.7%	4.9%
Dividend yield	0%	0%

The incremental fair value attributable to the modified awards compared to the original awards immediately prior to the modification was calculated at $1.8 million, of which $1.2 million was associated with debt amendments and was recognized as an additional debt discount under debt modification and debt extinguishment loss under debt extinguishment (see Note 7), and the remaining $0.6 million was treated as a deemed dividend and is reflected as “Deemed dividend related to warrant modifications” in the accompanying condensed consolidated statement of operations and comprehensive loss.

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

At March 31, 2024, the Company had operating lease liabilities of approximately $4.6 million for both the 20-year lease of the building for the manufacturing facility in Sawston, U.K., and the current office lease in the U.S. and ROU assets of approximately $4.1 million for the Sawston lease and U.S. office lease are included in the condensed consolidated balance sheet.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Operating Lease - Lessor Arrangements

On December 31, 2021, the Company entered into a Sub - lease Agreement (the “Agreement”) with Advent. The Agreement permits use by Advent of a portion of the space in the Sawston facility, which is leased by the Company under a separate head lease with a different counterparty (Huawei) that commenced on December 14, 2018. The Company subleased approximately 14,459 square feet of the 88,000 square foot building interior space, plus corresponding support space and parking. The lease payments amount under the Agreement are two times the amount payable by the Company under the head lease (which is currently L5.75 or approximately $7.26 per square foot based on exchange rate as of March 31, 2024), but subject to a cap of $10 per square foot. Accordingly, the monthly lease payments under the Sublease are based on $145,000 annually for 2024. The total lease payments paid by the Company to Huawei for the 88,000 square foot facility, exterior spaces and parking under the head lease are L550,000 (approximately $694,000) per year. The term of the Agreement shall end on the same date as the head lease term ends.

The following summarizes quantitative information about the Company’s operating leases (amount in thousands):

	For the three months ended
	March 31, 2024
	U.K	U.S	Total
Lease cost
Operating lease cost	$156	$65	$221
Short-term lease cost	13	—	13
Variable lease cost	—	6	6
Sub-lease income	(36)	—	(36)
Total	$133	$71	$205

Other information
Operating cash flows from operating leases	$(166)	$(75)	$(241)
Weighted-average remaining lease term – operating leases	7.7	0.4
Weighted-average discount rate – operating leases	12%	12%

	For the three months ended
	March 31, 2023
	U.K	U.S	Total
Lease cost
Operating lease cost	$144	$65	$209
Short-term lease cost	23	—	23
Variable lease cost	—	4	4
Sub-lease income	(36)	—	(36)
Total	$131	$69	$200

Other information
Operating cash flows from operating leases	$(152)	$(73)	$(225)
Weighted-average remaining lease term – operating leases	8.4	1.1
Weighted-average discount rate – operating leases	12%	12%

The Company recorded lease costs as a component of general and administrative expense during the three months ended March 31, 2024 and 2023, respectively.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Maturities of our operating leases, excluding short-term leases and sublease agreement, are as follows:

Nine months ended December 31, 2024	$621
Year ended December 31, 2025	656
Year ended December 31, 2026	656
Year ended December 31, 2027	656
Year ended December 31, 2028	656
Thereafter	6,542
Total	9,787
Less present value discount	(5,158)
Operating lease liabilities included in the condensed consolidated balance sheet at March 31, 2024	$4,629

Maturities of our operating leases under the sublease agreement, are as follows:

Nine months ended December 31, 2024	$108
Year ended December 31, 2025	145
Year ended December 31, 2026	145
Year ended December 31, 2027	145
Year ended December 31, 2028	145
Thereafter	1,450
Total	$2,138

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

German Tax Matter

The German tax authorities have audited our wholly owned subsidiary, NW Bio GmbH, for 2013-2015. The NW Bio GmbH submitted substantial documentation to refute certain aspects of the assessments and the German tax authorities agreed in principle with the Company’s proposed revised approach and settlement offer. A final settlement bill was received from the German Tax Authority confirming that only a portion of the original bill was owed, €277,000 (approximately $299,000), for corporate taxes, interest, and reduced penalty for the period under audit, which the Company paid on September 2, 2021. The Company also received and paid the final settlement bill from the local authority for trade taxes for the audit period in the amount of €231,000 (approximately $249,000). On November 4, 2021, the Company received a letter from the local tax authorities asking for additional late fees of €513,000 (now approximately $554,000) on reimbursable withholding taxes that had been waived during the settlement process. On December 8, 2021, the Company appealed the assessment of additional late fees. Additionally, the Company requested that NW Bio GmbH be deregistered from the trade register, as it no longer had current operations. The deregistration was granted effective December 31, 2021. Between January 2022 and July 2022, the Company received tax bills for the corporate and trade taxes for the 2016-2020 tax years that totaled approximately €222,000 (approximately $240,000). On July 27, 2022, the Company was informed that the German Tax Authorities were prepared to waive €135,000 (approximately $146,000) of the penalties. The Company offered to pay this reduced penalty if an

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

extended payment plan was approved. A response was received dated November 14, 2022 indicating that the tax authority would not be able to grant a further deferral of payment of these penalties. In a letter dated December 27, 2022, the Leipzig tax authority sent letters to the former and current managing directors of NW Bio GmbH giving 30 days to respond to a tax liability questionnaire. Based on the responses to the liability questionnaires the tax authorities have currently not directed any further measures against former and current managing directors of NW Bio GmbH with respect to tax liability proceedings. On October 12, 2023 and January 16, 2024, the Company made €189,000 and €189,000 payments, respectively, regarding to the late payment penalty. As of March 31, 2024, the Company accrued for trade tax liability of €155,000 (approximately $168,000) and corporation tax of €99,000 (approximately $107,000). Based on the Company’s current operating state in Germany and the negotiations, the Company believes, based on its evaluation under ASC 740, that the resolution of these tax matters will not likely result in a net material charge to the Company.

Other Contingent Payment Obligation

During the three months ended March 31, 2024, the Company entered into a non-dilutive funding agreement with an individual investor, pursuant to which the Company received funding of $50,000 related to a gain contingency. These agreements are accounted for under ASC 470 and are recognized as contingent payment obligations on the Company’s condensed consolidated balance sheet. The Company’s payment obligations only apply when such are received by the Company.

13. Subsequent Events

Between April 1, 2024 and May 8, 2024, the Company received $11.4 million in funding from the sale of preferred shares, proceeds from warrant exercise, and proceeds of debt arrangements.

Between April 1, 2024 and May 8, 2024, the Company issued approximately 0.1 million shares of Series C preferred stock for proceeds of $1.4 million.

Between April 1, 2024 and May 8, 2024, the Company received $9,000 from the exercise of 43,000 outstanding warrants.

Between April 1, 2024 and May 8, 2024, approximately 0.3 million Series C Shares with a book value of $3.5 million were converted into 8.5 million common shares in accordance with their terms at a ratio of 1:25.

Between April 1, 2024 and May 8, 2024, the Company issued approximately 2.8 million shares of common stock to certain lenders in lieu of cash payments of $1.3 million of debt, including $0.1 million of accrued interest. The Company also issued 0.2 million shares of common stock to extinguish $0.1 million outstanding share liability.

On April 4, 2024, the Company issued approximately 0.1 million shares of Series C Shares to certain lenders for debt conversion of $0.5 million, including $0.1 million of accrued interest.

On April 26, 2024, the Company entered into a Commercial Loan Agreement (the “April Commercial Loan”) with a commercial lender for an aggregate principal amount of $11.0 million. The April Commercial Loan bears interest at 8% per annum with a 22 - month term. There are no principal repayments during the first eight months of the term. The April Commercial Loan is amortized in 14 installments starting on December 26, 2024. The April Commercial Loan carries an original issue discount of $1.0 million.

On April 29, 2024, the Company issued approximately 1.3 million shares of common stock upon cashless exercise of 2.1 million warrants at exercise prices of $0.20 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements included with this report. In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words “believe,” “expect,” “intend,” “anticipate,” and similar expressions are used to identify forward-looking statements, but some forward-looking statements are expressed differently. Many factors could affect our actual results, including those factors described under “Risk Factors” in our Form 10-K for the year ended December 31, 2023 and in Part II Item 1A of this report. These factors, among others, could cause results to differ materially from those presently anticipated by us. You should not place undue reliance on these forward-looking statements.

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

The Company’s programs and operations continue to be impacted by supply chain issues and backlogs which, surprisingly, have still not substantially resolved. These involve service firms and also vendors and suppliers of a wide variety of items, ranging from major equipment to particular reagents required for the manufacturing process. Shortages of certain key materials and supplies have also occurred. The Company is hopeful that the various backlog circumstances will improve over the course of 2024.

During the first quarter of 2024, the Company continued its progress on multiple fronts, including the following.

MAA Application. As previously reported, the Company filed a Marketing Authorization Application (MAA) to the U.K. Medicines and Healthcare Products Regulatory Agency (MHRA) on December 20, 2023, seeking regulatory approval for commercialization of DCVax - L for newly diagnosed and recurrent Glioblastoma (GBM). On January 24, 2024 the Company received notification from the MHRA that the MAA had passed validation. On March 7, 2024, the Company received notification from the MHRA that the validation was confirmed. The Company did not make any amendment or addition to its MAA after the original December 20, 2023 submission.

As is typical, the Company does not plan to make any interim announcements while its MAA is going through the regulatory process. The Company will announce the results when the regulatory review and decision - making about the MAA is complete.

Preparations for Regulatory Inspections. As anticipated in the Company’s prior reports, preparations for regulatory inspections associated with the MAA have continued to be a major focus of the Company’s activities this year to date. The Company has continued working intensively with teams of expert consultants in both the U.S. and U.K. on these preparations, and has also arranged for further mock inspections by specialists who were formerly inspectors for regulatory agencies. It is anticipated that teams of multiple inspectors for extended periods will conduct comprehensive inspections of all the key parties involved conducting in the Phase 3 trial and of all documentation and records. The Company does not know when MAA - related inspections may take place.

Pediatric Glioma Clinical Trials. The Company continued its discussions with physicians about the two planned trials of DCVax - L for pediatric gliomas. The arrangements for the trials have not yet been finalized.

Flaskworks. The Flaskworks team and Advent BioServices continued to work with the specialized contractor on the development of the GMP-grade units of the Flaskworks system. Two key areas of focus in the work have been the ability to clean the machines to GMP requirements and additional safety features for protection of the operators in the GMP setting. Enabling all parts of the machines to be cleanable to the level of sterility required for GMP operations has required changing certain materials to achieve acceptable surface properties, constructing housings around certain portions of the machines or otherwise eliminating nooks and crannies while not interfering with the movements of the machines, and other such development aspects. The Company believes the work is on track for the GMP adaptation work to be finished in the near future, and the first GMP units to be delivered to the Company soon after that.

Sawston Facility. The Company has commenced the design and build works for the construction of the first Grade C cleanroom at the Sawston facility and the contractor is onsite. The Company expects the Grade C cleanrooms to be important for scale - up, as they will accommodate the “closed” Flaskworks system, and be able to manufacture a number of patients’ products in the lab at the same time. In contrast, with the existing “open” process in the Grade B cleanrooms, products must be manufactured for one patient at a time and the whole lab must be cleaned and sterilized between each patient’s process. Since construction work in the facility can directly and/or indirectly impact the existing cleanrooms in the facility (e.g., by generating a lot of dust and particles) and prevent the existing Grade B cleanrooms  from being able to operate in accordance with GMP sterility standards, the Company has been working with Advent BioServices and contractors to arrange for the construction work to take place as much as possible during periodic scheduled shutdowns of the existing clean rooms for deep cleaning and special maintenance which are required for GMP compliance.

Intellectual Property and Collaborations. As previously reported, the Company filed new patent applications relating to the Flaskworks system, which the Company believes will be an important factor for facilitating scale - up and commercialization of DCVax - L products. In addition, multiple new patents were granted and 1 new patent was allowed from patent applications previously filed. The Company continued working with certain intellectual property that it has in - licensed as previously reported, on preparations for expansion of the Company’s pipeline with certain new clinical programs when bandwidth and resources permit. The Company also continued discussions and negotiations during the first quarter of 2024 relating to collaborations which the Company believes will help it build a broad franchise in dendritic cell-based immunotherapies.

Litigation. Significant amounts of Company bandwidth and resources were spent on litigations during the first quarter of 2024 (and to date in the second quarter of 2024). The cases are described in Part II - Item 1, Legal Proceedings, below.

Annual Shareholder Meeting. The Company plans to conduct its Annual Shareholder Meeting before the end of June 2024.

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

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2023. Our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Three Months Ended March 31, 2024 and 2023

We recognized a net loss of $18.3 million and $10.7 million for the three months ended March 31, 2024 and 2023, respectively.

Research and Development Expense

For the three months ended March 31, 2024 and 2023, research and development expenses were $7.9 million and $6.9 million, respectively. The increase in 2024 was mainly related to an increase of $0.7 million in stock-based compensation which was mainly related to additional awards that were granted to various key external consultants in the third quarter of 2023.

General and Administrative Expense

For the three months ended March 31, 2024 and 2023, general and administrative expenses were $8.1 million and $7.0 million, respectively. The increase in 2024 was mainly related to an increase of $0.9 million in legal expenses.

Change in Fair Value of Derivatives

We recognized a non-cash gain of $0.1 million and a non-cash gain of $3.9 million for the three months ended March 31, 2024 and 2023, respectively. The gain was primarily due to the decrease of stock price as of March 31, 2024 and 2023 compared to December 31, 2023 and 2022.

Change in Fair Value of Convertible Notes

We recognized a non-cash gain of $1.8 million change in fair value of the convertible notes during the three months ended March 31, 2024. The gain was primarily due to the decrease of stock price as of March 31, 2024 compared to December 31, 2023.

Debt Extinguishment

We recognized an approximately $0.8 million debt extinguishment loss during the three months ended March 31, 2024 from the debt redemption, and $1.4 million from the amendments of certain convertible notes and existing warrants (see Note 7).

We recognized an approximately $1.4 million debt extinguishment loss during the three months ended March 31, 2023 from the debt redemption.

Interest Expense

During the three months ended March 31, 2024 and 2023, we recorded interest expense of $1.5 million and $1.0 million, respectively. The increase in interest expense in 2024 was mainly related to an increase of outstanding debt balance.

Foreign currency transaction loss

During the three months ended and March 31, 2024 and 2023, we recognized foreign currency transaction loss of $0.7 million and gain of $0.9 million, respectively. The loss was due to the strengthening of the U.S. dollar relative to the British pound sterling. The gain was due to the weakening of the U.S. dollar relative to the British pound sterling.

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

Cash Flow

Operating Activities

During the three months ended March 31, 2024 and 2023, net cash outflows from operations were approximately $12.4 million and $11.2 million, respectively. The increase in cash used in operating activities was primarily attributable to an increase in clinical trial related expenditures.

Investing Activities

We spent approximately $0.2 million and $1.3 million in cash for the purchase of additional equipment and our build-out in Sawston, UK during the three months ended March 31, 2024 and 2023, respectively.

Financing Activities

We received approximately $3.6 million of cash from issuance of 0.3 million shares of Series C convertible preferred stock during the three months ended March 31, 2024.  We received approximately $2.4 million cash from issuance of 0.1 million shares of Series C convertible preferred stock during the three months ended March 31, 2023.

We received approximately $7.1 million of cash from issuance of convertible notes to individual lenders during the three months ended March 31, 2024.

We received approximately $10.0 million of cash from the issuance of a loan from a commercial lender during the three months ended March 31, 2023.

We received approximately $1.3 million and $0.2 million of cash from the exercise of warrants during the three months ended March 31, 2024 and 2023, respectively.

We received $50,000 from issuance of non-dilutive funding agreements during the three months ended March 31, 2024.

We made aggregate debt payments of $0.1 million during the three months ended March 31, 2023.

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

Based on our analysis, as of March 31, 2024, the effect of a 100+/- basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss are considered immaterial.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of March 31, 2024, of the design and operation of our disclosure controls and procedures, as such terms are defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, management concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Remediation of a Material Weakness in Internal Control over Financial Reporting

The Company recognizes the importance of internal controls to ensure accurate financial reporting. Consequently, we designed and implemented remediation measures to address the material weakness previously identified during the quarter ended December 31, 2023, which was due solely to the material weakness over the valuation of debt and derivative liabilities which primarily involved applying an incorrect valuation method using the market price actually paid for certain convertible notes rather than using a Monte Carlo valuation formula. In light of the material weakness, we enhanced our valuation of debt and derivative liability processes. Based on the actions taken, as well as the evaluation of the design of the new controls, we concluded that the controls were operating effectively as of March 31, 2024. As a result, management concluded that the material weakness was remediated as of March 31, 2024.

Changes in Internal Control over Financial Reporting

No change in internal control over financial reporting occurred during the most recent quarter with respect to our operations, which materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Following defendant’s filing of a new Motion to Dismiss (MTD) and various filings on both sides, an oral argument on defendants’ latest Motion to Dismiss was held on November 14, 2023. The Magistrate Judge issued an 85 page Recommendation and Results Opinion (R&R) for review by the Senior Judge. The Magistrate Judge found that the Company had adequately plead all of the elements of its claim of market manipulation, with the exception of producing enough details for calculating actual damages, known as loss causation. On that basis, he granted defendant’s motion to dismiss without prejudice, subject to the Company’s right to replead on just the question of loss causation, finding that such a filing would “not be futile”.

On February 14, 2024, the Senior Judge issued an opinion accepting all the recommendations and findings of the R&R, and gave the Company 30 days to file this limited repleading amendment on loss causation and damages no later than March 15, 2024. On March 15, 2024, the Company filed their more detailed repleading on loss causation and damages. At the end of March, defendants asked for the right to object to the Judge’s findings against them on December 29, 2023 and February 14, 2024. This motion was denied. The defendants then asked for leave to file a new MTD. That motion was granted with a 30 day filing requirement for defendants and a 30 day response time for the Company.

On May 1, 2024 the defendants filed their new MTD. The Company is currently drafting its response, and plans to continue to pursue this case vigorously.

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

On December 30, 2022, following the shareholder approvals at the December 2022 Annual Meeting, the Plaintiff filed an Amended Complaint asserting that the shareholder votes should be deemed ineffective. On February 22, 2023, the Individual Defendants and the Company filed a Motion to Dismiss the Amended Complaint. On November 17, 2023, the court issued an oral decision denying the Motion to Dismiss. On December 20, 2023, Gibson Dunn filed an answer to the Consolidated Amended Complaint on behalf of the Company. On December 28, 2023, the Individual Defendants, represented by separate counsel, filed their response to the Consolidated Amended Complaint. The parties are currently in the midst of discovery.

Item 1A. Risk Factors

Applicable risk factors are set forth in the Company’s report on Form 10-K for the fiscal year ended December 31, 2023.

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

32.1	Certification of President, Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Schema Document.

101.CAL	Inline XBRL Calculation Linkbase Document.

101.DEF	Inline XBRL Definition Linkbase Document.

101.LAB	Inline XBRL Label Linkbase Document.

101.PRE	Inline XBRL Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included as Exhibit 101).

*    Filed herewith

**  Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC

Dated: May 10, 2024	By:	/s/ Linda F. Powers
		Name:	Linda F. Powers

		Title:	President and Chief Executive Officer

Principal Executive Officer

Principal Financial and Accounting Officer