Form 10-Q
period 2024-06-30
NORTHWEST BIOTHERAPEUTICS INC
filed 2024-08-09
CIK 1072379

d

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 6, 2024, the total number of shares of common stock, par value $0.001 per share, outstanding was 1,248,237,358.

NORTHWEST BIOTHERAPEUTICS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,881	$2,126
Prepaid expenses and other current assets	2,095	1,999
Total current assets	4,976	4,125
Non-current assets:
Property, plant and equipment, net	16,962	17,278
Right-of-use asset, net	3,997	4,183
Indefinite-lived intangible asset	1,292	1,292
Goodwill	626	626
Other assets	372	361
Total non-current assets	23,249	23,740
TOTAL ASSETS	$28,225	$27,865

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$15,143	$10,244
Accounts payable and accrued expenses to related parties and affiliates	2,483	3,544
Convertible notes, net	3,959	3,765
Convertible notes at fair value	17,764	12,771
Notes payable, net	8,881	3,944
Contingent payable derivative liability	7,603	9,188
Warrant liability	—	944
Investor advances	7	7
Share liability	159	483
Lease liabilities	175	314
Total current liabilities	56,174	45,204

Non-current liabilities:
Notes payable, net of current portion, net	20,434	20,312
Lease liabilities, net of current portion	4,361	4,454
Contingent payment obligation	5,000	4,950
Total non-current liabilities	29,795	29,716
Total liabilities	85,969	74,920

COMMITMENTS AND CONTINGENCIES (Note 12)

Mezzanine equity:
Series C Convertible Preferred Stock, 10,000,000 shares designated; 1.3 million and 1.2 million shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively; aggregate liquidation preference of $17.1 million	18,753	18,718
Stockholders’ deficit:
Preferred stock ($0.001 par value); 100,000,000 shares authorized as of June 30, 2024 and December 31, 2023, respectively	—	—
Common stock ($0.001 par value); 1,700,000,000 shares authorized; 1,229.7 million and 1,175.5 million shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	1,229	1,175
Additional paid-in capital	1,316,031	1,291,316
Stock subscription receivable	(79)	(79)
Accumulated deficit	(1,395,902)	(1,359,721)
Accumulated other comprehensive income	2,224	1,536
Total stockholders’ deficit	(76,497)	(65,773)
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$28,225	$27,865

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Research and other	$510	$201	$794	$1,081
Total revenues	510	201	794	1,081
Operating costs and expenses:
Research and development	8,293	6,214	16,235	13,075
General and administrative	9,681	7,564	17,767	14,547
Total operating costs and expenses	17,974	13,778	34,002	27,622
Loss from operations	(17,464)	(13,577)	(33,208)	(26,541)
Other income (expense):
Change in fair value of derivative liabilities	2,409	107	2,529	3,987
Change in fair value of share liabilities	67	99	(39)	47
Change in fair value of convertible notes	(241)	—	1,534	—
Loss from extinguishment of debt	(914)	(472)	(3,085)	(1,880)
Interest expense	(1,681)	(1,302)	(3,199)	(2,329)
Foreign currency transaction gain (loss)	(45)	697	(713)	1,616
Total other (loss) income	(405)	(871)	(2,973)	1,441
Net loss	(17,869)	(14,448)	(36,181)	(25,100)
Deemed dividend related to warrant modification	(441)	(519)	(1,009)	(914)
Net loss attributable to common stockholders	$(18,310)	$(14,967)	$(37,190)	$(26,014)

Other comprehensive income (loss)
Foreign currency translation adjustment	74	(502)	688	(1,252)
Total comprehensive loss	$(18,236)	$(15,469)	$(36,502)	$(27,266)

Net loss per share applicable to common stockholders
Basic	$(0.02)	$(0.01)	$(0.03)	$(0.02)
Diluted	$(0.02)	$(0.01)	$(0.03)	$(0.02)

Weighted average shares used in computing basic loss per share	1,214,316	1,108,420	1,201,233	1,091,754
Weighted average shares used in computing diluted loss per share	1,214,316	1,108,420	1,201,233	1,091,754

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

(Unaudited)

	For the Three Months Ended June 30, 2024
	Mezzanine equity							Accumulated
	Series C Convertible				Additional			Other	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Par value	Capital	Receivable	Deficit	Income	Deficit
Balances at April 1, 2024	1,297	$19,810	1,195,358	$1,195	$1,301,485	$(79)	$(1,378,033)	$2,150	$(73,282)
Issuance of Series C convertible preferred stock for cash	417	4,310	—	—	—	—	—	—	—
Series C convertible preferred stock conversion	(616)	(6,202)	15,398	16	6,186	—	—	—	6,202
Issuance of common stock for cash, net	—	—	8,125	8	2,889	—	—	—	2,897
Warrants exercised for cash	—	—	483	—	180	—	—	—	180
Cashless warrants exercise	—	—	1,263	1	(1)	—	—	—	—
Issuance of common stock for conversion of debt and accrued interest	—	—	8,901	9	4,139	—	—	—	4,148
Issuance of Series C preferred stock for conversion of debt and accrued interest	167	835	—	—	—	—	—	—	—
Stock-based compensation	—	—	175	—	1,153	—	—	—	1,153
Net loss	—	—	—	—	—	—	(17,869)	—	(17,869)
Warrants modification	—	—	—	—	441	—	—	—	441
Deemed dividend related to warrants modification	—	—	—	—	(441)	—	—	—	(441)
Cumulative translation adjustment	—	—	—	—	—	—	—	74	74
Balances at June 30, 2024	1,265	$18,753	1,229,703	$1,229	$1,316,031	$(79)	$(1,395,902)	$2,224	$(76,497)

	For the Three Months Ended June 30, 2023
	Mezzanine equity							Accumulated
	Series C Convertible				Additional			Other	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Par value	Capital	Receivable	Deficit	Income	Deficit
Balances at April 1, 2023	1,416	$23,752	1,083,084	$1,083	$1,248,397	$(79)	$(1,307,774)	$2,395	$(55,978)
Issuance of Series C convertible preferred stock for cash	176	2,371	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock in lieu of debt redemption	13	207	—	—	—	—	—	—	—
Series C convertible preferred stock conversion	(59)	(945)	1,484	2	943	—	—	—	945
Warrants exercised for cash	—	—	11,553	11	2,510	—	—	—	2,521
Cashless warrants and stock options exercise	—	—	9,169	9	(9)	—	—	—	—
Issuance of common stock for conversion of debt and accrued interest	—	—	6,893	7	3,941	—	—	—	3,948
Stock-based compensation	—	—	3,000	3	187	—	—	—	190
Reclass issued milestone shares from liability to equity	—	—	—	—	2,130	—	—	—	2,130
Net loss	—	—	—	—	—	—	(14,448)	—	(14,448)
Warrants modification	—	—	—	—	679	—	—	—	679
Deemed dividend related to warrants modification	—	—	—	—	(519)	—	—	—	(519)
Cumulative translation adjustment	—	—	—	—	—	—	—	(502)	(502)
Balances at June 30, 2023	1,546	$25,385	1,115,183	$1,115	$1,258,259	$(79)	$(1,322,222)	$1,893	$(61,034)

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

(Unaudited)

	For the Six Months Ended June 30, 2024
	Mezzanine equity							Accumulated
	Series C Convertible				Additional			Other	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Par value	Capital	Receivable	Deficit	Income	Deficit
Balances at January 1, 2024	1,209	$18,718	1,175,459	$1,175	$1,291,316	$(79)	$(1,359,721)	$1,536	$(65,773)
Issuance of Series C convertible preferred stock for cash	725	7,934	—	—	—	—	—	—	—
Series C convertible preferred stock conversion	(836)	(8,734)	20,891	21	8,713	—	—	—	8,734
Issuance of common stock for cash, net	—	—	8,125	8	2,889	—	—	—	2,897
Warrants exercised for cash	—	—	6,314	6	1,485	—	—	—	1,491
Cashless warrants and stock options exercise	—	—	2,896	3	(3)	—	—	—	—
Issuance of common stock for conversion of debt and accrued interest	—	—	15,843	16	8,084	—	—	—	8,100
Issuance of Series C preferred stock for conversion of debt and accrued interest	167	835	—	—	—	—	—	—	—
Stock-based compensation	—	—	175	—	2,317	—	—	—	2,317
Net loss	—	—	—	—	—	—	(36,181)	—	(36,181)
Warrants modification	—	—	—	—	2,239	—	—	—	2,239
Deemed dividend related to warrants modification	—	—	—	—	(1,009)	—	—	—	(1,009)
Cumulative translation adjustment	—	—	—	—	—	—	—	688	688
Balances at June 30, 2024	1,265	$18,753	1,229,703	$1,229	$1,316,031	$(79)	$(1,395,902)	$2,224	$(76,497)

	For the Six Months Ended June 30, 2023
	Mezzanine equity							Accumulated
	Series C Convertible				Additional			Other	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Par value	Capital	Receivable	Deficit	Income	Deficit
Balances at January 1, 2023	1,415	$23,060	1,068,394	$1,068	$1,164,885	$(79)	$(1,297,122)	$3,145	$(128,103)
Issuance of Series C convertible preferred stock for cash	324	4,756	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock in lieu of debt redemption	56	1,013	—	—	—	—	—	—	—
Series C convertible preferred stock conversion	(257)	(3,562)	6,430	7	3,555	—	—	—	3,562
Warrants exercised for cash	—	—	12,320	12	2,757	—	—	—	2,769
Cashless warrants and stock options exercise	—	—	9,879	10	(10)	—	—	—	—
Reclassification of warrant liabilities to stockholders' deficit	—	—	—	—	76,258	—	—	—	76,258
Issuance of common stock for conversion of debt and accrued interest	—	—	15,160	15	9,549	—	—	—	9,564
Stock-based compensation	8	118	3,000	3	1,105	—	—	—	1,108
Net loss	—	—	—	—	—	—	(25,100)	—	(25,100)
Warrants modification	—	—	—	—	1,074	—	—	—	1,074
Deemed dividend related to warrants modification	—	—	—	—	(914)	—	—	—	(914)
Cumulative translation adjustment	—	—	—	—	—	—	—	(1,252)	(1,252)
Balances at June 30, 2023	1,546	$25,385	1,115,183	$1,115	$1,258,259	$(79)	$(1,322,222)	$1,893	$(61,034)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the six months ended
	June 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(36,181)	$(25,100)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	862	685
Amortization of debt discount	1,067	1,276
Change in fair value of derivatives	(2,529)	(3,987)
Change in fair value of share liability	39	(47)
Change in fair value of convertible notes	(1,534)	—
Loss from extinguishment of debt	3,085	1,880
Amortization of operating lease right-of-use asset	159	138
Stock-based compensation for services	2,317	1,211
Subtotal of non-cash charges	3,466	1,156
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(100)	(681)
Other non-current assets	(10)	(14)
Accounts payable and accrued expenses	5,195	2,206
Related party accounts payable and accrued expenses	(1,061)	(404)
Lease liabilities	88	77
Net cash used in operating activities	(28,603)	(22,760)
Cash Flows from Investing Activities:
Purchase of equipment and construction in progress	(760)	(2,582)
Net cash used in investing activities	(760)	(2,582)
Cash Flows from Financing Activities:
Proceeds from issuance of Series C convertible preferred stock	7,934	4,756
Proceeds from issuance of common shares	2,897	—
Proceeds from exercise of warrants	1,491	1,566
Proceeds from investor advance	—	7
Proceeds from issuance of notes payable, net	10,000	10,000
Proceeds from issuance of convertible notes payable, net	7,100	1,149
Proceeds from contingent payment obligation	50	4,050
Repayment of notes payable	(249)	(208)
Repayment of investor advances	—	(100)
Net cash provided by financing activities	29,223	21,220
Effect of exchange rate changes on cash and cash equivalents	895	(1,419)
Net increase (decrease) in cash and cash equivalents	755	(5,541)

Cash and cash equivalents, beginning of the period	2,126	6,965
Cash and cash equivalents, end of the period	$2,881	$1,424

Supplemental disclosure of cash flow information
Interest payments on notes payable	$(18)	$(30)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the six months ended
	June 30,
	2024	2023
Supplemental schedule of non-cash investing and financing activities:
Cashless warrants and stock options exercise	$3	$10
Reclassification of warrant liabilities to stockholders’ deficit	$—	$76,258
Issuance of common stock for conversion of debt and accrued interest	$8,100	$9,564
Issuance of Series C preferred stock for conversion of debt and accrued interest	$835	$—
Series C convertible preferred stock conversion	$8,734	$3,562
Capital expenditures included in accounts payable	$47	$266
Issuance of Series C convertible preferred stock in lieu of debt redemption	$—	$1,013
Deemed dividend related to warrant modification	$1,009	$914
Debt discount related to warrant modification	$8	$—
Reclassification of investor advances to convertible notes payable	$—	$661
Reclassification of investor advances to stockholders' deficit	$—	$1,203

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

1. Organization and Description of Business

Northwest Biotherapeutics, Inc. and its wholly owned subsidiaries Flaskworks, Northwest Biotherapeutics Limited, Northwest Biotherapeutics Capital Limited (formerly known as Aracaris Capital Limited), Northwest Biotherapeutics B.V., and NW Bio GmbH (collectively, the “Company”, “we”, “us” and “our”) were organized to discover and develop innovative immunotherapies for cancer. The Company has developed DCVax® platform technologies for both operable and inoperable solid tumor cancers. The Company has wholly owned subsidiaries in Boston, the U.K., the Netherlands and Germany. On August 28, 2020, the Company acquired Flaskworks, LLC (“Flaskworks”), a company that has developed a system designed to close and automate the manufacturing of cell therapy products such as DCVax®.

The Company relies upon contract manufacturers for production of its DCVax products, research and development services, distribution and logistics, and related services, in compliance with the Company’s specifications and the applicable regulatory requirements.

The Company has completed a Phase 3 clinical trial of its DCVax®-L product for glioblastoma brain cancer, has publicly reported the results in a peer reviewed publication in a medical journal as well as at a medical conference, and submitted a Marketing Authorization Application (MAA) for regulatory approval in the U.K. in December 2023. The MAA is in process of their review.

2. Financial Condition, Going Concern and Management Plans

The Company has incurred annual net operating losses since its inception. The Company had a net loss of $36.2 million for the six months ended June 30, 2024. The Company used approximately $28.6 million of cash in its operating activities during the six months ended June 30, 2024.

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

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company uses to prepare its annual audited consolidated financial statements. The condensed consolidated balance sheet as of June 30, 2024, condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2024 and 2023, condensed consolidated statement of stockholders’ deficit for the three and six months ended June 30, 2024 and 2023, and the condensed consolidated statements of cash flows for the three and six months ended June 30, 2024 and 2023 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and six months ended June 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024 or for any future interim period. The condensed consolidated balance sheet at June 30, 2024 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2023 and notes thereto included in the Company’s annual report on Form 10-K (the “2023 Annual Report”), which was filed with the SEC on March 5, 2024.

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

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

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

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of June 30, 2024 and December 31, 2023 (in thousands):

	Fair value measured at June 30, 2024
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	June 30, 2024	(Level 1)	(Level 2)	(Level 3)
Contingent payable derivative liability	$7,603	—	—	7,603
Convertible notes at fair value	17,764	—	—	17,764
Share liability	159	—	—	159
Total fair value	$25,526	$—	$—	$25,526

	Fair value measured at December 31, 2023
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$944	$—	$—	$944
Contingent payable derivative liability	9,188	—	—	9,188
Convertible notes at fair value	12,771	—	—	12,771
Share liability	483	—	—	483
Total fair value	$23,386	$—	$—	$23,386

There were no transfers between Level 1, 2 or 3 during the three-month period ended June 30, 2024.

The following table presents changes in Level 3 liabilities measured at fair value for the six-month period ended June 30, 2024. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

					Convertible
	Warrant		Contingent Payable	Share	Notes
	Liability		Derivative Liability	Liability	At Fair Value	Total
Balance - January 1, 2024	$944		$9,188	$483	$12,771	$23,386
Additional share liability	—		—	310	—	310
Issuance of convertible notes at fair value	—		—	—	5,500	5,500
Exchange convertible note to convertible note at fair value	—		—	—	1,027	1,027
Redemption of share liability	—		—	(673)	—	(673)
Change in fair value	(944)		(1,585)	39	(1,534)	(4,024)
Balance - June 30, 2024	$—	(1)	$7,603	$159	$17,764	$25,526
(1)	The warrant liability related to certain conditional rights to independently purchase shares from the Company in a future raise of capital (the “Piggy-back Rights”), which expired as of June 11, 2024.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities and embedded conversion feature that are categorized within Level 3 of the fair value hierarchy as of June 30, 2024 and December 31, 2023 is as follows:

	As of June 30, 2024
	Share	Contingent Payable
	Liability	Derivative Liability
Strike price	$0.38	$0.43 *
Contractual term (years)	0.04	1.3
Volatility (annual)	72%	71%
Risk-free rate	5.5%	5.5%
Dividend yield (per share)	0%	0%

	As of December 31, 2023
	Share	Contingent Payable
	Liability	Derivative Liability
Strike price	$0.64	$0.70 *
Contractual term (years)	0.1	1.0
Volatility (annual)	71%	71%
Risk-free rate	5.6%	5.2%
Dividend yield (per share)	0%	0%
*	The strike price assumes the current stock price as of June 30, 2024 and December 31, 2023.

5. Stock-based Compensation

The following table summarizes total stock-based compensation expense for the three and six months ended June 30, 2024 and 2023 (in thousands).

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Research and development	$1,042	$147	$2,051	$444
Research and development - related party (1)
Milestones achieved	—	—	—	520
Future milestones	—	40	—	140
General and administrative (2)	85	90	240	107
Total stock-based compensation expense	$1,127	$277	$2,291	$1,211

(1)	The related party amounts were for milestone incentives that either were earned or are deemed probable to be achieved in the future and become issuable at that time (as detailed below in Restricted Stock Awards).

(2)	The general and administrative expense during the three and six months ended June 30, 2024 and 2023 is related to the applicable vesting portion of stock options awards and restricted shares to employees and consultants.

The total unrecognized stock compensation (primarily for consultants) cost was approximately $3.2 million as of June 30, 2024 and will be recognized over the next 1.6 years.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Stock Options

The following table summarizes stock option activity for options during the six months ended June 30, 2024 (amount in thousands, except per share number):

			Weighted Average
		Weighted	Remaining
	Number of	Average	Contractual Life	Total Intrinsic
	Shares	Exercise Price	(in years)	Value
Outstanding as of January 1, 2024	317,076	$0.35	6.0	$114,097
Granted	500	0.53	3.9	—
Cashless exercised	(650)	0.35	—	—
Outstanding as of June 30, 2024	316,926	$0.35	5.5	$34,688
Options vested (1)	282,156	$0.33	5.5	$32,528
(1)

153 million of the 282 million stock options are subject to agreements (the “Blocker Letter Agreements”) under which they cannot be exercised except upon at least 61 days’ prior notice. For 89 million of the 282 million (already included in the 153 million) there is a second restriction that the options may only be exercised if the Company has sufficient authorized shares available for issuance.

During the six months ended June 30, 2024, the Company granted 500,000 stock options (the “Options”) with an exercise price at $0.53 per share to a staff employee. The Options vested immediately on the grant date. In addition, the Company will make an additional payment of $0.30 per option exercised by the employee for a maximum amount of $150,000. The Company has fully accrued this additional payment as of June 30, 2024 on its condensed consolidated balance sheets.

The Black-Scholes option pricing model is used to estimate the fair value of stock options granted. The assumptions used in calculating the fair values of stock options that were granted during the six months ended June 30, 2024 was as follows:

For the six months ended
June 30,
2024
Exercise price	$0.53
Expected term (years)	2.1
Expected stock price volatility	73%
Risk-free rate	4.5%
Dividend yield (per share)	0%

Restricted Stock Awards

Advent SOW 6

There was no stock based compensation related to Statement of Work #6 (“SOW 6”) recognized during the three and six months ended June 30, 2024. As previously reported, Advent previously achieved all of the 10 one-time milestones (i.e., for all six workstreams that were prerequisites for a MAA application for product approval, for obtaining all three licenses required for the Sawston facility, and for the completion of key portions of the MAA application) pursuant to SOW 6.

As of June 30, 2024, 1.5 million shares related to the milestone for completion and submission of the MAA had not been issued and the fair value of the shares of $1.1 million remained accrued in accounts payable and accrued expenses to related parties and affiliates.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

6. Property, Plant and Equipment

Property, plant and equipment consist of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	December 31,	Estimated
	2024	2023	Useful Life
Leasehold improvements	$17,928	$17,785	Lesser of lease term or estimated useful life
Office furniture and equipment	533	487	3-5 years
Computer and manufacturing equipment and software	3,120	2,776	3-5 years
Land in the United Kingdom	86	86	NA
	21,667	21,134	NA
Less: accumulated depreciation	(4,705)	(3,856)
Total property, plant and equipment, net	$16,962	$17,278

Depreciation expense was approximately $0.9 million and $0.7 million for the six months ended June 30, 2024, and 2023, respectively.

7. Outstanding Debt

The following two tables summarize outstanding debt as of June 30, 2024 and December 31, 2023, respectively (amount in thousands, except per share amounts):

		Stated					Fair
		Interest	Conversion			Remaining	Value	Carrying
	Maturity Date	Rate	Price		Face Value	Debt Discount	Adjustment	Value
Short term convertible notes payable
6% unsecured	Due	6%	$3.09		$135	$—	$—	$135
8% unsecured	Various	8%	$0.20-$0.50	*	3,470	(146)	—	3,324
10 % unsecured	7/11/2024	10%	$0.50	*	500	—	—	500
					4,105	(146)	—	3,959
Short term convertible notes at fair value
11% unsecured	Various	11%	$0.40 - $0.49	*	16,250	—	486	16,736
8% unsecured	Various	8%	$0.40		1,027	—	1	1,028
					17,277	—	487	17,764
Short term notes payable
8% unsecured	Various	8%	N/A		8,255	(256)	—	7,999
12% unsecured	On Demand	12%	N/A		562	—	—	562
6% secured	3/25/2025	6%	N/A		320	—	—	320
					9,137	(256)	—	8,881
Long term notes payable
8% unsecured	Various	8%	N/A		22,010	(1,576)	—	20,434

Ending balance as of June 30, 2024					$52,529	$(1,978)	$487	$51,038

*These convertible notes are convertible into Series C preferred shares at conversion prices ranging from $5.00 - $12.50 per share. Each Series C preferred share is convertible into common shares with 30 days’ restriction period. The conversion price in common share equivalent is at conversion prices ranging from $0.20-$0.50 per share.

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

*These convertible notes are convertible into Series C preferred shares at conversion prices ranging from $10.00 - $17.50 per share. The conversion price in common share equivalent is at conversion prices ranging from $0.40 - $0.70 per share.

Notes Payable

On April 26, 2024, the Company entered into a Commercial Loan Agreement (the “April Commercial Loan”) with a commercial lender for an aggregate principal amount of $11.0 million. The April Commercial Loan bears interest at 8% per annum with a 22-month term. There are no principal repayments during the first eight months of the term. The April Commercial Loan is amortized in 14 installments starting on December 26, 2024. The April Commercial Loan carries an original issue discount of $1.0 million.

During the six months ended June 30, 2024, the Company issued approximately 15.8 million shares of common stock with a fair value of $8.1 million to certain lenders in lieu of cash payments of $6.0 million of debt, including $0.5 million of accrued interest. In addition, pursuant to exchange agreements executed with various holders, the Company is required to potentially issue additional common stock (the “Share liability”) if the stock price is less than the price, defined in the exchange agreement as of the true-up date (the “True-up Price”), or the lender is required to return common shares to the Company (the “Share receivable”) if the stock price is greater than the True-up Price as of the true-up date. During the six months ended June 30, 2024, the Company extinguished Share liabilities of $0.7 million and recognized additional $0.3 million in Share liabilities. The Company recognized an approximately $1.7 million debt extinguishment loss during the six months ended June 30, 2024 from the debt redemption.

Convertible Notes

On February 21, 2024, the Company entered into several one-year convertible notes (the “February Convertible Notes”) with multiple investors (the “Holders”) with an aggregate principal amount of $1.8 million for a purchase price of $1.6 million. The February Convertible Notes bear interest at 8% per annum and are convertible into Series C preferred shares at $12.50 per share at the Holders’ sole option. The Series C preferred shares are convertible into common stock. Each Series C preferred share is convertible into 25 shares of common stock.

As consideration for entering into the package of February Convertible Notes for $1.8 million as described above, the Company amended the Holders’ existing convertible notes and warrants, whereby the maturity date of certain notes and warrants was extended, the conversion price of certain notes was reduced, and the exercise prices of certain warrants were reduced. These amendments in January and February of 2024 involving 16 tranches of warrants and 10 debt instruments were accounted for as both debt modification and debt extinguishment. The Company recognized approximately $1.4 million of debt extinguishment losses during the six months ended June 30, 2024 from these debt amendments.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

On June 29, 2024, the Company modified the terms of an existing $1.0 million convertible note (the Note”) by (i) extending the maturity date of the Note until September 30, 2024; (ii) revising the stock conversion right from $12.50 per Series C Convertible Share to $0.40 per unrestricted common share of the Company, and (iii) granting the Note holder the right to convert the Note into a non-dilutive financial instrument. The modification was accounted for as a debt extinguishment as the conversion feature of the amended note was substantially different from the original terms. As a result, the Company recognized approximately $27,000 of debt extinguishment loss during the three and six months ended June 30, 2024 from this debt amendment.

During the six months ended June 30, 2024, the Company converted $0.8 million convertible notes including $59,000 accrued interest into 0.2 million Series C preferred shares.

Convertible Notes at Fair Value

During the six months ended June 30, 2024, the Company entered into several one-year convertible notes (the “Convertible Notes”) with multiple individual investors (the “Holders”) with an aggregate principal amount of $5.5 million. The Convertible Notes bear interest at 11% per annum and are convertible into Series C preferred shares between $10.00 and $11.50 per share at the Holder’s sole option. The Series C preferred shares are convertible into common stock 30 days after the debt conversion date. Each Series C preferred share is convertible into 25 shares of common stock. In addition, the Holders have an alternative option to convert the Convertible Notes into a non-dilutive financial instrument, which has the same terms at those in the non-dilutive funding agreements as described in Note 12.

The Company elected the FVO to fair value the Convertible Notes under the guidance in ASC 825. The convertible notes at fair value are required to be remeasured using level 3 fair value measurements (see Note 4).

For the three months ended June 30, 2024 and 2023, interest expense related to outstanding debt totaled approximately $1.7 million and $1.3 million including amortization of debt discounts totaling $0.5 million and $0.7 million, respectively.

For the six months ended June 30, 2024 and 2023, interest expense related to outstanding debt totaled approximately $3.2 million and $2.3 million including amortization of debt discounts totaling $1.1 million and $1.3 million, respectively.

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

The following securities were not included in the diluted net loss per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the six months ended
	June 30,
	2024	2023
Series C convertible preferred stock	31,613	38,638
Common stock options	316,926	299,436
Common stock warrants	94,659	117,863
Convertible notes and accrued interest	58,746	3,748
Potentially dilutive securities	501,944	459,685

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

9. Related Party Transactions

The Company has three operational programs with Advent: (a) an ongoing development and manufacturing program at the GMP facility in London, (b) an ongoing development and manufacturing program at the Sawston GMP facility, and (c) periodic specialized programs such as the program related to the MAA pre-requisites, drafting and submission.

Each of the three operational programs is covered by a separate contract. The ongoing manufacturing in the London facility is covered by a Manufacturing Services Agreement (“MSA”) entered into on May 14, 2018. The development and manufacturing program at the Sawston facility is covered by an Ancillary Services Agreement entered into on November 18, 2019. Each periodic specialized program is covered by an SOW that sets forth the role and activities to be undertaken by Advent for that program, and provides for milestone payments upon completion of key elements of the program.

The Ancillary Services Agreement establishes a structure under which the Company and Advent negotiate and agree upon the scope and terms for Statements of Work (“SOWs”) for facility development activities and compassionate use program activities, as well as for the periodic specialized programs. After an SOW is agreed and approved by the Company, Advent will proceed with, or continue, the applicable services and will invoice the Company pursuant to the SOW. Since both the facility development and the compassionate use program involve pioneering and uncertainties in most aspects, the invoicing under the Ancillary Services Agreement is on the basis of costs incurred plus fifteen percent. The SOWs may involve ongoing activities or specialized one-time projects and related one-time milestone payments The Ancillary Services Agreement was to end in July 2023, but the Company extended the term by 12 months to July 2024, and it was subsequently extended for an additional one year until July 2025.

The following table summarizes total research and development costs from Advent for the three and six months ended June 30, 2024 and 2023, respectively (in thousands).

	For the three months ended		For the six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Advent BioServices
Manufacturing cost in London	1,852	$1,660	3,578	$3,303
Manufacturing cost at Sawston facility	2,500	2,098	5,152	3,810
SOW 6 one-time milestones - Shares
Expensed but unpaid (milestone complete) (1)	—	—	—	520
Expensed but unpaid, not yet due (milestone not yet complete) (2)	—	40	—	140
SOW 6 one-time milestones - Cash
Expensed and due, but unpaid (milestone complete) (3)	—	—	—	550
Expensed but unpaid, not yet due (milestone not yet complete) (2)	—	60	—	210
Total	$4,352	$3,858	$8,730	$8,533
(1)	The payment for the six months ended June 30, 2023 covers the one-time milestone for obtaining a commercial manufacturing license from the MHRA.
(2)	The expense for the six months ended June 30, 2023 covers the one-time milestone for drafting key portions of the MAA application for product approval.
(3)	The expense for the six months ended June 30, 2023 covers the one-time milestone for the workstream on Mechanism of Action.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Advent BioServices Sublease Agreement

On December 31, 2021, the Company entered into a Sub-lease Agreement (the “Agreement”) with Advent. The Agreement permits use by Advent of a portion of the space in the Sawston facility, which is leased by the Company under a separate head lease with a different counterparty (Huawei) that commenced on December 14, 2018. The Company subleased approximately 14,459 square feet of the 88,000 square foot building interior space, plus corresponding support space and parking. The lease payments amount under the Agreement are two times the amount payable by the Company under the head lease (which is currently £5.75 or approximately $7.27 per square foot based on exchange rate as of June 30, 2024), but subject to a cap of $10 per square foot. Accordingly, the monthly lease payments under the Sublease are based on $145,000 annually for 2024. The total lease payments paid by the Company to Huawei for the 88,000 square foot facility, exterior spaces and parking under the head lease are £550,000 (approximately $695,000) per year. The term of the Agreement shall end on the same date as the head lease term ends.

During the three months ended June 30, 2024 and 2023, the Company recognized sub-lease income of $36,000 and $36,000, respectively.

During the six months ended June 30, 2024 and 2023, the Company recognized sub-lease income of $73,000 and $72,000, respectively.

Related Party Accounts Payable

As of June 30, 2024 and December 31, 2023, there were outstanding unpaid accounts payable and accrued expenses owed to Advent as summarized in the following table (in thousands). These unpaid amounts are part of the Related Party expenses reported in the above section.

	June 30,	December 31,
	2024	2023
Advent BioServices - amount invoiced but unpaid	$1,382	$1,668
Advent BioServices - amount accrued but unpaid (1)	1,101	1,601
Total payable and accrued, but unpaid to Advent BioServices	$2,483	$3,269
(1) This includes $1.1 million which is not payable in cash but represents the value of 1.5 million shares that will become issuable to Advent, following final Board approval, for achievement of the one-time milestone for submission of the MAA application to MHRA on December 20, 2023. Such shares were not issued as of June 30, 2024, and the total value, previously recognized as stock compensation expense, was reclassified from Additional Paid-in-Capital to Accounts payable and accrued expenses to related parties and affiliates.

10. Preferred Stock

Series C Convertible Preferred Stock

During the six months ended June 30, 2024, the Company entered into various Subscription Agreements (the “Series C Subscription Agreements”) with certain investors (the “Series C Investors”). Pursuant to the Series C Subscription Agreements, the Company issued the Series C Investors an aggregate of 0.7 million shares of the Company’s Series C convertible preferred stock, par value $0.001 per share (the “Series C Shares”), at a weighted average purchase price of $10.94 per share for proceeds of approximately $7.9 million.

During the six months ended June 30, 2024, the Company converted $0.8 million convertible notes including $59,000 accrued interest into 0.2 million Series C preferred shares.

During the six months ended June 30, 2024, approximately 0.8 million Series C Shares with a book value of $8.7 million were converted into 20.9 million common shares at a ratio of 1:25.

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

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

11. Stockholders’ Deficit

Common Stock

On June 4, 2024, the Company entered into a Stock Purchase Agreement with SIO Capital Management LLC (SIO), for SIO’s purchase of 8,125,000 shares of the Company’s common stock at $0.40 per share based on certain terms initially negotiated on May 31, 2024 (the “June Offering”). The transaction was closed on June 5, 2024. The June Offering generated gross proceeds of approximately $3.3 million and net proceeds to the Company of approximately $2.9 million. In connection therewith, the placement agent was granted a warrant to purchase up to an aggregate of 0.2 million shares of Common Stock (the “Placement Agent Warrant”) at an exercise price of $0.40 per share, which Placement Agent Warrant is exercisable at any time on or after August 4, 2024 and will expire on June 4, 2026.

During the six months ended June 30, 2024, the Company received $1.5 million from the exercise of outstanding warrants with a weighted average exercise price of $0.24 per share. The Company issued approximately 6.3 million shares of common stock upon these warrant exercises.

During the six months ended June 30, 2024, certain options and warrants holders elected to exercise some of their options and warrants pursuant to cashless exercise formulas. The Company issued approximately 2.9 million shares of common stock upon exercise of 4.5 million warrants at exercise prices between $0.20 and $0.34 per share, and 0.7 million options at exercise prices of $0.35 per share.

Stock Purchase Warrants

The following is a summary of warrant activity for the six months ended June 30, 2024 (dollars in thousands, except per share data):

	Number of	Weighted Average	Remaining
	Warrants	Exercise Price	Contractual Term
Outstanding as of January 1, 2024	105,241	$0.31	1.83
Warrants granted (1)	244	0.40	—
Warrants exercised for cash	(6,314)	0.24	—
Cashless warrants exercised	(4,510)	0.28	—
Outstanding as of June 30, 2024 (2)	94,661	$0.28	2.02

(1)	Warrants granted to the placement agent.
(2)	At June 30, 2024, of the approximately 95 million total outstanding warrants listed above, approximately 91 million warrants were under Blocker Letter Agreements or suspension agreements.

Warrant Modifications

During the six months ended June 30, 2024, the Company amended certain warrants whereby the maturity dates were extended for an additional approximately 3 months. The value of these modifications was calculated using the Black-Scholes-Merton option pricing model based on the following weighted average assumptions.

	Post-modification	Pre-modification
Exercise price	$0.29	$0.32
Expected term (in years)	2.5	2.2
Volatility	79%	78%
Risk-free interest rate	4.7%	4.8%
Dividend yield	0%	0%

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The incremental fair value attributable to the modified awards compared to the original awards immediately prior to the modification was calculated at $2.2 million, of which $1.2 million was associated with debt amendments and was recognized as an additional debt discount under debt modification and debt extinguishment loss under debt extinguishment (see Note 7), and the remaining $1.0 million was treated as a deemed dividend and is reflected as “Deemed dividend related to warrant modifications” in the accompanying condensed consolidated statement of operations and comprehensive loss.

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

At June 30, 2024, the Company had operating lease liabilities of approximately $4.5 million for both the 20-year lease of the building for the manufacturing facility in Sawston, U.K., and the current office lease in the U.S. and ROU assets of approximately $4.0 million for the Sawston lease and U.S. office lease are included in the condensed consolidated balance sheet.

Operating Lease - Lessor Arrangements

On December 31, 2021, the Company entered into a Sub - lease Agreement (the “Agreement”) with Advent. The Agreement permits use by Advent of a portion of the space in the Sawston facility, which is leased by the Company under a separate head lease with a different counterparty (Huawei) that commenced on December 14, 2018. The Company subleased approximately 14,459 square feet of the 88,000 square foot building interior space, plus corresponding support space and parking. The lease payments amount under the Agreement are two times the amount payable by the Company under the head lease (which is currently £5.75 or approximately $7.27 per square foot based on exchange rate as of June 30, 2024), but subject to a cap of $10 per square foot. Accordingly, the monthly lease payments under the Sublease are based on $145,000 annually for 2024. The total lease payments paid by the Company to Huawei for the 88,000 square foot facility, exterior spaces and parking under the head lease are £550,000 (approximately $695,000) per year. The term of the Agreement shall end on the same date as the head lease term ends.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The following summarizes quantitative information about the Company’s operating leases (amount in thousands):

	For the six months ended
	June 30, 2024
	U.K.	U.S.	Total
Lease cost
Operating lease cost	$311	$130	$441
Short-term lease cost	26	—	26
Variable lease cost	—	11	11
Sub-lease income	(73)	—	(73)
Total	$264	$141	$405

Other information
Operating cash flows from operating leases	$(330)	$(153)	$(482)
Weighted-average remaining lease term – operating leases	7.5	0.2
Weighted-average discount rate – operating leases	12%	12%

	For the six months ended
	June 30, 2023
	U.K.	U.S.	Total
Lease cost
Operating lease cost	$293	$124	$417
Short-term lease cost	49	—	49
Variable lease cost	—	7	7
Sub-lease income	(72)	—	(72)
Total	$270	$131	$401

Other information
Operating cash flows from operating leases	$(308)	$(148)	$(457)
Weighted-average remaining lease term – operating leases	8.2	0.9
Weighted-average discount rate – operating leases	12%	12%

The Company recorded lease costs as a component of general and administrative expense during the six months ended June 30, 2024 and 2023, respectively.

Maturities of our operating leases, excluding short-term leases and sublease agreement, are as follows:

Six months ended December 31, 2024	$381
Year ended December 31, 2025	658
Year ended December 31, 2026	658
Year ended December 31, 2027	658
Year ended December 31, 2028	658
Thereafter	6,555
Total	9,568
Less present value discount	(5,032)
Operating lease liabilities included in the Condensed Consolidated Balance Sheet at June 30, 2024	$4,536

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Maturities of our operating leases under the sublease agreement, are as follows:

Six months ended December 31, 2024	$72
Year ended December 31, 2025	145
Year ended December 31, 2026	145
Year ended December 31, 2027	145
Year ended December 31, 2028	145
Thereafter	1,450
Total	$2,102

Advent BioServices Services Agreement

On May 14, 2018, the Company entered into a DCVax®-L Manufacturing and Services Agreement (“MSA”) with Advent BioServices, a related party which was formerly part of Cognate BioServices and was spun off separately as part of an institutional financing of Cognate. The MSA provides for manufacturing of DCVax-L products at an existing facility in London. The MSA is structured in the same manner as the Company’s prior agreements with Cognate BioServices. The MSA provides for certain payments for achievement of milestones and, as was the case under the prior agreement with Cognate BioServices, the Company is required to pay certain fees for dedicated production capacity reserved exclusively for DCVax production and pay for manufacturing of DCVax-L products for a certain minimum number of patients, whether or not the Company fully utilizes the dedicated capacity and number of patients. The MSA remains in force until five years after the first commercial sales of DCVax-L products pursuant to a marketing authorization, accelerated approval or other commercial approval, unless cancelled. Either party may terminate the MSA on twelve months’ notice, to allow for transition arrangements by both parties. During the notice period services would still be provided. Minimum required payments for this notice period are anticipated to total approximately £4.6 million ($5.8 million).

German Tax Matter

The German tax authorities have audited our wholly owned subsidiary, NW Bio GmbH, for 2013-2015. The NW Bio GmbH submitted substantial documentation to refute certain aspects of the assessments and the German tax authorities agreed in principle with the Company’s proposed revised approach and settlement offer. A final settlement bill was received from the German Tax Authority confirming that only a portion of the original bill was owed, €277,000 (approximately $329,000), for corporate taxes, interest, and reduced penalty for the period under audit, which the Company paid on September 2, 2021. The Company also received and paid the final settlement bill from the local authority for trade taxes for the audit period in the amount of €231,000 (approximately $272,000). On November 4, 2021, the Company received a letter from the local tax authorities asking for additional late fees of €513,000 (approximately $554,000) on reimbursable withholding taxes that had been waived during the settlement process. On December 8, 2021, the Company appealed the assessment of additional late fees. Additionally, the Company requested that NW Bio GmbH be deregistered from the trade register, as it no longer had current operations. The deregistration was granted effective December 31, 2021. Between January 2022 and July 2022, the Company received tax bills for the corporate and trade taxes for the 2016-2020 tax years that totaled approximately €222,000 (approximately $238,000). On July 27, 2022, the Company was informed that the German Tax Authorities were prepared to waive €135,000 (approximately $145,000) of the penalties. The Company offered to pay this reduced penalty if an extended payment plan was approved. A response was received dated November 14, 2022 indicating that the tax authority would not be able to grant a further deferral of payment of these penalties. In a letter dated December 27, 2022, the Leipzig tax authority sent letters to the former and current managing directors of NW Bio GmbH giving 30 days to respond to a tax liability questionnaire. Based on the responses to the liability questionnaires the tax authorities have currently not directed any further measures against former and current managing directors of NW Bio GmbH with respect to tax liability proceedings. On October 12, 2023 and January 16, 2024, the Company made €189,000 (approximately $201,000) and €189,000 (approximately $207,000) payments, respectively, regarding to the late payment penalty. As of June 30, 2024, the Company accrued for trade tax liability of €155,000 (approximately $166,000) and corporation tax of €99,000 (approximately $105,000). Based on the Company’s current operating state in Germany and the negotiations, the Company believes, based on its evaluation under ASC 740, that the resolution of these tax matters will not likely result in a net material charge to the Company.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Other Contingent Payment Obligation

During the six months ended June 30, 2024, the Company entered into a non-dilutive funding agreement with an individual investor, pursuant to which the Company received funding of $50,000 related to a gain contingency. These agreements are accounted for under ASC 470 and are recognized as contingent payment obligations on the Company’s condensed consolidated balance sheet. The Company’s payment obligations only apply when such are received by the Company.

13. Subsequent Events

The Company has evaluated subsequent events through August 9, 2024, which is the date the consolidated financial statements were available to be issued. There were no subsequent events that required adjustment to or disclosure in the condensed consolidated financial statements.

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

During the first half of 2024, the Company continued its progress on multiple fronts, including the following.

MAA Application. As previously reported, the Company has been working intensively with teams of consultants on activities related to the review of the Company's Marketing Authorization Application (MAA) by the U.K. Medicines and Healthcare Products Regulatory Agency (MHRA). The overall process includes an initial review process, a clock stop period when the review process stops while the applicant addresses questions and requests for additional information, then additional review processes as well as inspections. As is typical, and as the Company has previously stated, the Company does not plan to make any interim announcements while its MAA is going through the regulatory process. The Company plans to announce the results when the regulatory review and decision-making is finished.

Preparations for Regulatory Inspections. As previously reported, preparations for regulatory inspections associated with the MAA have been a major focus of the Company’s activities this year to date, including mock inspections. Inspections by MHRA are scheduled to take place in both the U.S. and the U.K.

Intellectual Property and Collaborations. During the second quarter, the Company completed the exclusive in-license of a portfolio of dendritic cell (DC) technologies and clinical programs from the prestigious Roswell Park Comprehensive Cancer Center (Roswell). The license was the culmination of more than 2 years of discussions and negotiations, and builds on a portfolio licensed last year from another institution that included years of foundational work. Together, the packages include intellectual property generated over many years, as well as 5 new patent families just filed last year, by a leading group of dendritic cell experts. The IP includes enhanced versions of DC products, immune boosters and conditioning regimens to help reprogram the TME (tumor microenvironment) and help increase a patient's responsiveness to immune therapies. The packages also include clinical data and documents that will save time and resources and help avoid the Company having to reinvent the wheel.

The in-licensed technologies in the combined packages are now in three Phase 2 trials that are fully funded by grants and fully being carried out by the investigators. Two of these trials opened earlier this year. The third trial just opened within the last couple of weeks and has already begun enrolling as well. The Company believes that the in-license of these two portfolios constitutes a major step toward the Company's goal of building a leading dendritic cell franchise.

Apart from the new in-licenses from Roswell, the Company's patent portfolio expanded substantially during the second quarter. The portfolio includes patents developed by the Company itself and patents under in-licenses from parties other than Roswell. In regard to the Flaskworks technologies, 5 new patents were allowed and 1 new patent issued during the quarter. In regard to the dendritic cell technologies and related IP, 1 new patent was allowed and issue fees were paid for 4 new patents that were allowed in the first quarter. The Company believes that its patent portfolio is a significant asset, both for the Company's medical products and as a separate asset in and of itself.

Pipeline. A number of activities have been under way to expand the Company's pipeline.  A major focus is on preparations for restart of the DCVax-Direct program.  Extensive work by Advent BioServices is ongoing for this restart. The manufacturing process for DCVax-Direct is materially different than for DCVax-L.  Restart of the program requires a technology transfer process for transfer of the process to the U.K., development of new sets of SOPs (Standard Operating Procedures) for DCVax-Direct in the Sawston facility and development of U.K. regulatory documents, training of personnel, numerous engineering runs both informally for practice and formally to validate the process, comparability testing and analyses of both the process and the products produced. Certain new development work has also been necessary, relating to the equipment and system for the DCVax-Direct manufacturing and relating to certain key ingredients of the product.

As noted above, the portfolio acquired from Roswell is also contributing to pipeline expansion. Two of the 3 Phase 2 trials involving IP in-licensed from Roswell are in cancers beyond those for which the Company has conducted trials itself. One of the trials is in melanoma that is refractory to checkpoint inhibitor drugs. Another is in brain metastases of breast cancer. The newest trial is in ovarian cancer. These 3 Phase 2 trials are open for enrollment and actively progressing. These 3 Phase 2 trials constitute a substantial pipeline in and of themselves.

Flaskworks. The design work to make the Flaskworks system GMP-compatible was completed. This work focused on two key areas: the ability to clean the machines to the level of sterility required for GMP operations, and additional safety features for protection of the operators in the GMP setting. The Flaskworks team and Advent BioServices also continued to work with the specialized contractor on additional modifications to reduce the footprint of the GMP-compatible Flaskworks system, to enable more systems to fit into the planned Grade C labs and enable further increases in the production capacity.

Sawston Facility. The Company continued the planning and design work for the first Grade C cleanroom at the Sawston facility. The Company expects the Grade C cleanrooms to be important for scale-up, as they will accommodate the “closed” Flaskworks system, and be able to manufacture a number of patients’ products in the lab at the same time.

Annual Shareholder Meeting. Preparations for the Annual Shareholder Meeting, the Proxy and the voting process were a major focus of activity during the second quarter of 2024.  The Annual Meeting was held on June 29, 2024.  The Company's shareholders approved all of the items slated for votes, including re-election of directors, re-appointment of the Company's auditor, re-approval/ratification of options awarded in 2020 to management and directors, and approval on an advisory basis of 2023 management compensation.

Litigation. The Company's litigation against certain market makers continued to progress during the second quarter of 2024. The case is described in Part II - Item 1, Legal Proceedings, below.

Pediatric Glioma Clinical Trials. The Company continued its discussions with physicians about the two planned trials of DCVax-L for pediatric gliomas and reached conceptual agreement with the physicians.

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

Three Months Ended June 30, 2024 and 2023

We recognized a net loss of $17.9 million and $14.4 million for the three months ended June 30, 2024 and 2023, respectively.

Research and Development Expense

For the three months ended June 30, 2024 and 2023, research and development expenses were $8.3 million and $6.2 million, respectively. The increase in 2024 was mainly related to an increase of $1.6 million to unrelated external service providers, of which $0.9 million was related to stock-based compensation for such service providers, which was mainly related to additional awards that were granted to various key external consultants in the third quarter of 2023.

General and Administrative Expense

For the three months ended June 30, 2024 and 2023, general and administrative expenses were $9.7 million and $7.6 million, respectively. The increase in 2024 was mainly related to an increase of $1.9 million in legal expenses.

Change in Fair Value of Derivatives

We recognized a non-cash gain of $2.4 million and a non-cash gain of $0.1 million for the three months ended June 30, 2024 and 2023, respectively. The gain was primarily due to the decrease of stock price as of June 30, 2024 and 2023 compared to March 31, 2024 and 2023. In addition, the warrant liability related to certain conditional rights to independently purchase shares from the Company in a future raise of capital (the “Piggy-back Rights”) expired as of June 11, 2024, which resulted $0.9 million non-cash gain from change in fair value.

Change in Fair Value of Convertible Notes

We recognized a non-cash loss of $0.2 million change in fair value of the convertible notes during the three months ended June 30, 2024.

Debt Extinguishment

We recognized approximately $0.9 million and $0.5 million debt extinguishment loss during the three months ended June 30, 2024 and 2023 from the debt redemption, respectively.

Interest Expense

During the three months ended June 30, 2024 and 2023, we recognized interest expense of $1.7 million and $1.3 million, respectively. The increase in interest expense in 2024 was mainly related to an increase of outstanding debt balance.

Foreign currency transaction loss

During the three months ended and June 30, 2024 and 2023, we recognized foreign currency transaction loss of $45,000 and gain of $0.7 million, respectively. The loss was due to the strengthening of the U.S. dollar relative to the British pound sterling. The gain was due to the weakening of the U.S. dollar relative to the British pound sterling.

Six Months Ended June 30, 2024 and 2023

We recognized a net loss of $36.2 million and $25.1 million for the six months ended June 30, 2024 and 2023, respectively.

Research and Development Expense

For the six months ended June 30, 2024 and 2023, research and development expenses were $16.2 million and $13.1 million, respectively. The increase in 2024 was mainly related to an increase of $2.7 million to unrelated external service providers, of which $1.6 million was related to stock-based compensation, which was mainly related to additional awards that were granted to various key external consultants in the third quarter of 2023.

General and Administrative Expense

For the six months ended June 30, 2024 and 2023, general and administrative expenses were $17.8 million and $14.5 million, respectively. The increase in 2024 was primarily related to an increase of $2.7 million in legal expenses.

Change in Fair Value of Derivatives

We recognized non-cash gain of $2.5 million and $4.0 million for the six months ended June 30, 2024 and 2023, respectively. The gain was primarily due to the decrease of stock price as of June 30, 2024 and 2023 compared to December 31, 2023 and 2022. In addition, the warrant liability related to certain conditional rights to independently purchase shares from the Company in a future raise of capital (the “Piggy-back Rights”) expired as of June 11, 2024, which resulted $0.9 million non-cash gain from change in fair value.

Change in Fair Value of Convertible Notes

We recognized a non-cash gain of $1.5 million change in fair value of the convertible notes during the six months ended June 30, 2024. The gain was primarily due to the decrease of stock price as of June 30, 2024 compared to December 31, 2023.

Debt Extinguishment

We recognized an approximately $1.7 million debt extinguishment loss during the six months ended June 30, 2024 from the debt redemption, and $1.4 million from the amendments of certain convertible notes and existing warrants (see Note 7).

During the six months ended June 30, 2023, we issued approximately 15.2 million shares of common stock with a fair value of $9.6 million to certain lenders in lieu of cash payments of $7.4 million of debt, including $0.7 million accrued interest. In addition, pursuant to exchange agreements executed with various holders, the Company is required to potentially issue additional common stock (the "Share liability") if the stock price is less than the price defined in the exchange agreement as of the true-up date. During the six months ended June 30, 2023, we extinguished Share liabilities of $1.1 million and recognized an additional $0.6 million of Share liabilities. We recognized an approximately $1.8 million debt extinguishment loss during the six months ended June 30, 2023 from the debt redemption.

During the six months ended June 30, 2023, we issued approximately 56,000 shares of Series C preferred stock at fair value of $1.0 million to certain lenders in lieu of cash payments of $0.9 million debt, including $0.1 million accrued interest. We recognized an approximately $0.1 million debt extinguishment loss.

Interest Expense

During the six months ended June 30, 2024 and 2023, we recorded interest expense of $3.2 million and $2.3 million, respectively. The increase in interest expense in 2024 was mainly related to an increase of outstanding debt balance.

Foreign currency transaction loss

During the six months ended and June 30, 2024 and 2023, we recognized foreign currency transaction loss of $0.7 million and gain of $1.6 million, respectively. The loss was due to the strengthening of the U.S. dollar relative to the British pound sterling. The gain was due to the weakening of the U.S. dollar relative to the British pound sterling.

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

Cash Flow

Operating Activities

During the six months ended June 30, 2024 and 2023, net cash outflows from operations were approximately $28.6 million and $22.8 million, respectively. The increase in cash used in operating activities was primarily attributable to an increase payment in legal costs of $1.9 million and clinical program expenditures of $3.2 million in connection with the MAA.

Investing Activities

We spent approximately $0.8 million and $2.6 million in cash for the purchase of additional equipment and our build-out in Sawston, UK during the six months ended June 30, 2024 and 2023, respectively.

Financing Activities

We received approximately $7.9 million of cash from issuance of 0.7 million shares of Series C convertible preferred stock during the six months ended June 30, 2024.  We received approximately $4.8 million cash from issuance of 0.3 million shares of Series C convertible preferred stock during the six months ended June 30, 2023.

We received approximately $2.9 million net proceeds from issuance of 8.1 million shares of common stock during the six months ended June 30, 2024.

We received approximately $7.1 million of cash from issuance of convertible notes to individual lenders during the six months ended June 30, 2024. We received approximately $1.1 million of cash from issuance of convertible notes to individual lenders during the six months ended June 30, 2023.

We received approximately $10.0 million and $10.0 million of cash from the issuance of a loan from a commercial lender during the six months ended June 30, 2024 and 2023, respectively.

We received approximately $1.5 million and $1.6 million of cash from the exercise of warrants during the six months ended June 30, 2024 and 2023, respectively.

We received $50,000 from issuance of non-dilutive funding agreements during the six months ended June 30, 2024.  We received $4.1 million from issuance of non-dilutive funding agreements during the six months ended June 30, 2023.

We made aggregate debt payments of $0.2 million and $0.2 million during the six months ended June 30, 2024 and 2023.

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

Based on our analysis, as of June 30, 2024, the effect of a 100+/- basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss are considered immaterial.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2024, of the design and operation of our disclosure controls and procedures, as such terms are defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, management concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Remediation of a Material Weakness in Internal Control over Financial Reporting

The Company recognizes the importance of internal controls to ensure accurate financial reporting. Consequently, we designed and implemented remediation measures to address the material weakness previously identified during the quarter ended December 31, 2023, which was due solely to the material weakness over the valuation of debt and derivative liabilities which primarily involved applying an incorrect valuation method using the market price actually paid for certain convertible notes rather than using a Monte Carlo valuation formula. In light of the material weakness, we enhanced our valuation of debt and derivative liability processes. Based on the actions taken, as well as the evaluation of the design of the new controls, management concluded that the material weakness was remediated as of March 31, 2024 and were operating effectively as of June 30, 2024.

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

Following defendant’s filing of a new Motion to Dismiss (MTD) and various filings on both sides, an oral argument on defendants’ latest Motion to Dismiss was held on November 14, 2023. The Magistrate Judge issued an 85-page Recommendation and Results Opinion (R&R) for review by the Senior Judge. The Magistrate Judge found that the Company had adequately plead all of the elements of its claim of market manipulation, with the exception of producing enough details for calculating actual damages, known as loss causation. On that basis, he granted defendant’s motion to dismiss without prejudice, subject to the Company’s right to replead on just the question of loss causation, finding that such a filing would “not be futile”.

On February 14, 2024, the Senior Judge issued an opinion accepting all the recommendations and findings of the R&R, and gave the Company 30 days to file this limited repleading amendment on loss causation and damages no later than March 15, 2024. On March 15, 2024, the Company filed their more detailed repleading on loss causation and damages. At the end of March, defendants asked for the right to object to the Judge’s findings against them on December 29, 2023 and February 14, 2024. This motion was denied. The defendants then asked for leave to file a new MTD. That motion was granted with a 30-day filing requirement for defendants and a 30 day response time for the Company.

On May 1, 2024, the defendants’ filed a new MTD the Company’s amended repleading complaint, containing the new section on loss causation and damages.  On May 31, 2024, the Company responded to the defendants’ new MTD, supporting the Magistrate Judge’s and Senior Judge’s previous opinions, and rejecting the defendants’ objections to the Company’s loss causation repleading and damage formulae.

On June 14, 2024, the defendants filed their last response to the Company’s comments on May 31, 2024, concerning the defendant’s latest MTD. They also asked the Court to schedule an oral argument on the issues raised by these last two filings. The Company plans to continue vigorously pursuing this case.

As previously reported, three stockholders filed in the Delaware Court of Chancery three similar derivative lawsuits against the Company and certain of its directors and officers, including J. Cofer Black, Marnix L. Bosch, Alton L. Boynton, Leslie J. Goldman, Jerry Jasinowski, Navid Malik, and Linda F. Powers (the “Individual Defendants”), alleging the Individual Defendants (i) breached their fiduciary duties, and (ii) were unjustly enriched by director and officer compensation awarded in 2020 to the Individual Defendants—notwithstanding the fact that approximately 90% of shareholders voted to approve of the Company’s executive compensation (the same compensation that these three stockholders are seeking to challenge) twice (both through its Say on Pay vote at the Company’s Annual Meeting in 2021, and again in a binding vote at the Company’s Annual Meeting in 2022) and approximately 90% of shareholders also voted to approve the director awards at the 2022 Annual Meeting. On March 31, 2022, the Delaware Court of Chancery consolidated these actions into a single action under the caption In re Northwest Biotherapeutics, Inc. Stockholder Litigation (the “Derivative Action”). The descriptions and summary of the lawsuit herein are qualified in their entirety by reference to the proceedings in the Derivative Action, and are described in greater detail by the Company’s June 3, 2024 Definitive Proxy (the “2024 Proxy”).

On December 30, 2022, following the shareholder approvals at the December 2022 Annual Meeting, the Plaintiff filed an Amended Complaint asserting that the shareholder votes should be deemed ineffective. On February 22, 2023, the Individual Defendants and the Company filed a Motion to Dismiss the Amended Complaint. On November 17, 2023, the court issued an oral decision denying the Motion to Dismiss. On December 20, 2023, the Company filed an answer to the Consolidated Amended Complaint. On December 28, 2023, the Individual Defendants, represented by separate counsel, filed their response to the Consolidated Amended Complaint.

On June 3, 2024, the Company filed the 2024 Proxy which, among other things, asked shareholders to ratify the 2020 option awards that are the subject of the Derivative Action at the Company’s 2024 annual meeting of shareholders (the “2024 Annual Meeting”). On June 20, 2024, the court stayed proceedings in the Derivative Action in light of the potential ratifying effects of the 2024 Annual Meeting.  At the Company’s 2024 Annual Meeting, held on June 29, 2024, shareholders holding 88.13% of the shares voted in favor of Proposal

3 (ratification of the 2020 option awards granted to the Company’s four senior executives) and stockholders holding 88.05% of the shares voted in favor of Proposal 4 (ratification of the 2020 option awards granted to the Company’s non-employee directors). On June 30, 2024, the Individual Defendants filed an amended answer to the Consolidated Amended Complaint and have asserted that the claims in the Derivative Action are barred, in whole or in part, by ratification because the Company’s disinterested stockholders ratified the challenged option awards at the 2024 Annual Meeting. The parties are currently seeking guidance from the court regarding the proceedings.

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

32.1	Certification of President, Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Schema Document.

101.CAL	Inline XBRL Calculation Linkbase Document.

101.DEF	Inline XBRL Definition Linkbase Document.

101.LAB	Inline XBRL Label Linkbase Document.

101.PRE	Inline XBRL Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included as Exhibit 101).

*    Filed herewith

**  Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC

Dated: August 9, 2024	By:	/s/ Linda F. Powers
		Name:	Linda F. Powers

		Title:	President and Chief Executive Officer

Principal Executive Officer
Principal Financial and Accounting Officer