Form 10-Q
period 2024-09-30
NORTHWEST BIOTHERAPEUTICS INC
filed 2024-11-12
CIK 1072379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, the total number of shares of common stock, par value $0.001 per share, outstanding was 1,297,445,623.

NORTHWEST BIOTHERAPEUTICS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,939	$2,126
Prepaid expenses and other current assets	2,253	1,999
Total current assets	5,192	4,125
Non-current assets:
Property, plant and equipment, net	17,322	17,278
Right-of-use asset, net	4,515	4,183
Indefinite-lived intangible asset	1,292	1,292
Goodwill	626	626
Other assets	374	361
Total non-current assets	24,129	23,740
TOTAL ASSETS	$29,321	$27,865

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$17,913	$10,244
Accounts payable and accrued expenses to related parties and affiliates	3,043	3,544
Convertible notes, net	1,825	3,765
Convertible notes at fair value	19,380	12,771
Notes payable, net	7,577	3,944
Contingent payable derivative liability	9,193	9,188
Warrant liability	—	944
Investor advances	207	7
Share payable	170	483
Lease liabilities	256	314
Total current liabilities	59,564	45,204

Non-current liabilities:
Convertible notes at fair value, net of current portion	3,774	—
Notes payable, net of current portion, net	20,695	20,312
Lease liabilities, net of current portion	4,828	4,454
Contingent payment obligation	4,700	4,950
Total non-current liabilities	33,997	29,716
Total liabilities	93,561	74,920

COMMITMENTS AND CONTINGENCIES (Note 12)

Mezzanine equity:
Series C Convertible Preferred Stock, 10,000,000 shares designated; 1.0 million and 1.2 million shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively; aggregate liquidation preference of $14.2 million	15,877	18,718
Stockholders’ deficit:
Preferred stock ($0.001 par value); 100,000,000 shares authorized as of September 30, 2024 and December 31, 2023, respectively	—	—
Common stock ($0.001 par value); 1,700,000,000 shares authorized; 1,286.3 million and 1,175.5 million shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	1,286	1,175
Additional paid-in capital	1,333,981	1,291,316
Stock subscription receivable	(79)	(79)
Accumulated deficit	(1,415,276)	(1,359,721)
Accumulated other comprehensive (loss) income	(29)	1,536
Total stockholders’ deficit	(80,117)	(65,773)
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$29,321	$27,865

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Research and other	$357	$406	$1,151	$1,487
Total revenues	357	406	1,151	1,487
Operating costs and expenses:
Research and development	8,130	7,201	24,365	20,276
General and administrative	7,028	7,030	24,795	21,577
Total operating costs and expenses	15,158	14,231	49,160	41,853
Loss from operations	(14,801)	(13,825)	(48,009)	(40,366)
Other income (expense):
Change in fair value of derivative liabilities	(1,590)	(112)	939	3,875
Change in fair value of share payable	70	487	31	534
Change in fair value of convertible notes	3,087	(4,942)	4,621	(4,942)
Loss from extinguishment of debt	(6,820)	(1,768)	(9,905)	(3,648)
Interest expense	(2,080)	(1,670)	(5,279)	(3,999)
Foreign currency transaction gain (loss)	2,760	(1,692)	2,047	(76)
Total other loss	(4,573)	(9,697)	(7,546)	(8,256)
Net loss	(19,374)	(23,522)	(55,555)	(48,622)
Deemed dividend related to warrant modification	(132)	(519)	(1,141)	(1,433)
Net loss attributable to common stockholders	$(19,506)	$(24,041)	$(56,696)	$(50,055)

Other comprehensive income (loss)
Foreign currency translation adjustment	(2,253)	1,397	(1,565)	145
Total comprehensive loss	$(21,759)	$(22,644)	$(58,261)	$(49,910)

Net loss per share applicable to common stockholders
Basic	$(0.02)	$(0.02)	$(0.05)	$(0.05)
Diluted	$(0.02)	$(0.02)	$(0.05)	$(0.05)

Weighted average shares used in computing basic loss per share	1,258,532	1,134,359	1,220,472	1,106,111
Weighted average shares used in computing diluted loss per share	1,258,532	1,134,359	1,220,472	1,106,111

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

(Unaudited)

	For the Three Months Ended September 30, 2024
	Mezzanine equity							Accumulated
	Series C Convertible				Additional			Other	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Par value	Capital	Receivable	Deficit	Income (Loss)	Deficit
Balances at July 1, 2024	1,265	$18,753	1,229,703	$1,229	$1,316,031	$(79)	$(1,395,902)	$2,224	$(76,497)
Issuance of Series C convertible preferred stock for cash	33	267	—	—	—	—	—	—	—
Series C convertible preferred stock conversion	(668)	(4,987)	16,711	17	4,970	—	—	—	4,987
Issuance of common stock for cash, net	—	—	25,363	26	7,088	—	—	—	7,114
Warrants exercised for cash	—	—	106	—	26	—	—	—	26
Cashless warrants exercise	—	—	157	—	—	—	—	—	—
Issuance of common stock for conversion of debt and accrued interest	—	—	14,043	14	4,854	—	—	—	4,868
Issuance of Series C preferred stock for conversion of debt and accrued interest	368	1,844	—	—	—	—	—	—	—
Stock-based compensation	—	—	175	—	685	—	—	—	685
Net loss	—	—	—	—	—	—	(19,374)	—	(19,374)
Warrants modification	—	—	—	—	459	—	—	—	459
Deemed dividend related to warrants modification	—	—	—	—	(132)	—	—	—	(132)
Cumulative translation adjustment	—	—	—	—	—	—	—	(2,253)	(2,253)
Balances at September 30, 2024	998	$15,877	1,286,258	$1,286	$1,333,981	$(79)	$(1,415,276)	$(29)	$(80,117)

	For the Three Months Ended September 30, 2023
	Mezzanine equity							Accumulated
	Series C Convertible				Additional			Other	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Par value	Capital	Receivable	Deficit	Income	Deficit
Balances at July 1, 2023	1,546	$25,385	1,115,183	$1,115	$1,258,259	$(79)	$(1,322,222)	$1,893	$(61,034)
Issuance of Series C convertible preferred stock for cash	405	5,143	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock in lieu of debt redemption	—	—	—	—	—	—	—	—	—
Series C convertible preferred stock conversion	(186)	(2,974)	4,651	4	2,970	—	—	—	2,974
Warrants exercised for cash	—	—	128	—	32	—	—	—	32
Cashless warrants and stock options exercise	—	—	10,554	11	(11)	—	—	—	—
Issuance of common stock for conversion of debt and accrued interest	—	—	12,403	13	7,907	—	—	—	7,920
Stock-based compensation	8	112	2,164	2	1,563	—	—	—	1,565
Net loss	—	—	—	—	—	—	(23,522)	—	(23,522)
Warrants modification	—	—	—	—	1,126	—	—	—	1,126
Deemed dividend related to warrants modification	—	—	—	—	(519)	—	—	—	(519)
Cumulative translation adjustment	—	—	—	—	—	—	—	1,397	1,397
Balances at September 30, 2023	1,773	$27,666	1,145,083	$1,145	$1,271,327	$(79)	$(1,345,744)	$3,290	$(70,061)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30, 2024
	Mezzanine equity							Accumulated
	Series C Convertible				Additional			Other	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Par value	Capital	Receivable	Deficit	Income (Loss)	Deficit
Balances at January 1, 2024	1,209	$18,718	1,175,459	$1,175	$1,291,316	$(79)	$(1,359,721)	$1,536	$(65,773)
Issuance of Series C convertible preferred stock for cash	758	8,201	—	—	—	—	—	—	—
Series C convertible preferred stock conversion	(1,504)	(13,721)	37,602	38	13,683	—	—	—	13,721
Issuance of common stock for cash, net	—	—	33,488	34	9,977	—	—	—	10,011
Warrants exercised for cash	—	—	6,420	6	1,511	—	—	—	1,517
Cashless warrants and stock options exercise	—	—	3,053	3	(3)	—	—	—	—
Issuance of common stock for conversion of debt and accrued interest	—	—	29,886	30	12,938	—	—	—	12,968
Issuance of Series C preferred stock for conversion of debt and accrued interest	535	2,679	—	—	—	—	—	—	—
Stock-based compensation	—	—	350	—	3,002	—	—	—	3,002
Net loss	—	—	—	—	—	—	(55,555)	—	(55,555)
Warrants modification	—	—	—	—	2,698	—	—	—	2,698
Deemed dividend related to warrants modification	—	—	—	—	(1,141)	—	—	—	(1,141)
Cumulative translation adjustment	—	—	—	—	—	—	—	(1,565)	(1,565)
Balances at September 30, 2024	998	$15,877	1,286,258	$1,286	$1,333,981	$(79)	$(1,415,276)	$(29)	$(80,117)

	For the Nine Months Ended September 30, 2023
	Mezzanine equity							Accumulated
	Series C Convertible				Additional			Other	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Par value	Capital	Receivable	Deficit	Income	Deficit
Balances at January 1, 2023	1,415	$23,060	1,068,394	$1,068	$1,164,885	$(79)	$(1,297,122)	$3,145	$(128,103)
Issuance of Series C convertible preferred stock for cash	729	9,899	—	—	—	—	—	—	—
Issuance of Series C convertible preferred stock in lieu of debt redemption	56	1,013	—	—	—	—	—	—	—
Series C convertible preferred stock conversion	(443)	(6,536)	11,081	11	6,525	—	—	—	6,536
Warrants exercised for cash	—	—	12,448	12	2,789	—	—	—	2,801
Cashless warrants and stock options exercise	—	—	20,433	21	(21)	—	—	—	—
Reclassification of warrant liabilities to stockholders’ deficit	—	—	—	—	76,258	—	—	—	76,258
Issuance of common stock for conversion of debt and accrued interest	—	—	27,563	28	17,456	—	—	—	17,484
Stock-based compensation	16	230	5,164	5	2,668	—	—	—	2,673
Net loss	—	—	—	—	—	—	(48,622)	—	(48,622)
Warrants modification	—	—	—	—	2,200	—	—	—	2,200
Deemed dividend related to warrants modification	—	—	—	—	(1,433)	—	—	—	(1,433)
Cumulative translation adjustment	—	—	—	—	—	—	—	145	145
Balances at September 30, 2023	1,773	$27,666	1,145,083	$1,145	$1,271,327	$(79)	$(1,345,744)	$3,290	$(70,061)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the nine months ended
	September 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(55,555)	$(48,622)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	1,307	1,101
Amortization of debt discount	1,618	2,006
Change in fair value of derivatives	(939)	(3,875)
Change in fair value of share payable	(31)	(534)
Change in fair value of convertible notes	(4,621)	4,942
Loss from extinguishment of debt	9,905	3,648
Amortization of operating lease right-of-use asset	236	211
Stock-based compensation for services	3,002	2,833
Warrant modifications associated with convertible notes under fair value option	327	287
Subtotal of non-cash charges	10,804	10,619
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(216)	802
Other non-current assets	(9)	(13)
Accounts payable and accrued expenses	8,535	2,657
Related party accounts payable and accrued expenses	(501)	(2,239)
Lease liabilities	106	117
Net cash used in operating activities	(36,836)	(36,679)
Cash Flows from Investing Activities:
Purchase of equipment and construction in progress	(936)	(3,019)
Net cash used in investing activities	(936)	(3,019)
Cash Flows from Financing Activities:
Proceeds from issuance of Series C convertible preferred stock	8,201	9,899
Proceeds from issuance of common shares	10,011	—
Proceeds from exercise of warrants	1,517	1,598
Proceeds from investor advance	200	7
Proceeds from issuance of notes payable, net	12,000	10,000
Proceeds from issuance of convertible notes payable, net	9,915	12,699
Proceeds from contingent payment obligation	50	4,550
Repayment of notes payable	(251)	(210)
Repayment of convertible notes payable	(800)	—
Repayment of investor advances	—	(200)
Net cash provided by financing activities	40,843	38,343
Effect of exchange rate changes on cash and cash equivalents	(2,258)	487
Net increase (decrease) in cash and cash equivalents	813	(868)

Cash and cash equivalents, beginning of the period	2,126	6,965
Cash and cash equivalents, end of the period	$2,939	$6,097

Supplemental disclosure of cash flow information
Interest payments on notes payable	$(18)	$(30)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the nine months ended
	September 30,
	2024	2023
Supplemental schedule of non-cash activities:
Cashless warrants and stock options exercise	$3	$21
Reclassification of warrant liabilities to stockholders’ deficit	$—	$76,258
Issuance of common stock for conversion of debt and accrued interest	$12,968	$17,484
Issuance of Series C preferred stock for conversion of debt and accrued interest	$2,679	$—
Series C convertible preferred stock conversion	$13,721	$6,536
Capital expenditures included in accounts payable	$238	$71
Issuance of Series C convertible preferred stock in lieu of debt redemption	$—	$1,013
Deemed dividend related to warrant modification	$1,141	$1,433
Debt discount related to warrant modification	$8	$—
Reclassification between contingent payment obligation and convertible notes payable at fair value	$300	$—
Reclassification of investor advances to convertible notes payable	$—	$1,163
Reclassification of investor advances to stockholders’ deficit	$—	$1,203
Right-of-use asset recognized in exchange for lease liability	$364	$—

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

2. Financial Condition, Going Concern and Management Plans

The Company has incurred annual net operating losses since its inception. The Company had a net loss of $55.6 million for the nine months ended September 30, 2024. The Company used approximately $36.8 million of cash in its operating activities during the nine months ended September 30, 2024.

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

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company uses to prepare its annual audited consolidated financial statements. The condensed consolidated balance sheet as of September 30, 2024, condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2024 and 2023, condensed consolidated statement of stockholders’ deficit for the three and nine months ended September 30, 2024 and 2023, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024 or for any future interim period. The condensed consolidated balance sheet at September 30, 2024 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2023 and notes thereto included in the Company’s annual report on Form 10-K (the “2023 Annual Report”), which was filed with the SEC on March 5, 2024.

Revision of Prior Period Consolidated Financial Statements

As previously disclosed in the 2023 Annual Report, the Company revised its prior period financial statements to reflect an adjustment related to the fair value of convertible notes that was not material, individually or in the aggregate, to the Company’s previously issued consolidated financial statements. The appropriate revisions to the Company’s historical condensed consolidated financial statements and the notes thereto are reflected herein. See Note 14 to the “Consolidated Financial Statements” in the 2023 Annual Report for additional information.

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

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of September 30, 2024 and December 31, 2023 (in thousands):

	Fair value measured at September 30, 2024
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	September 30, 2024	(Level 1)	(Level 2)	(Level 3)
Contingent payable derivative liability	$9,193	—	—	9,193
Convertible notes at fair value	23,154	—	—	23,154
Share payable	170	—	—	170
Total fair value	$32,517	$—	$—	$32,517

	Fair value measured at December 31, 2023
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$944	$—	$—	$944
Contingent payable derivative liability	9,188	—	—	9,188
Convertible notes at fair value	12,771	—	—	12,771
Share payable	483	—	—	483
Total fair value	$23,386	$—	$—	$23,386

There were no transfers between Level 1, 2 or 3 during the three-month period ended September 30, 2024.

The following table presents changes in Level 3 liabilities measured at fair value for the nine-month period ended September 30, 2024. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

					Convertible
	Warrant		Contingent Payable	Share	Notes
	Liability		Derivative Liability	Payable	At Fair Value	Total
Balance - January 1, 2024	$944		$9,188	$483	$12,771	$23,386
Additional share payable	—		—	543	—	543
Issuance of convertible notes at fair value	—		—	—	8,615	8,615
Redemption of share payable	—		—	(825)	—	(825)
Additions from debt extinguishment	—		—	—	7,189	7,189
Debt repayment	—		—	—	(800)	(800)
Change in fair value	(944)		5	(31)	(4,621)	(5,591)
Balance - September 30, 2024	$—	(1)	$9,193	$170	$23,154	$32,517
(1)	The warrant liability related to certain conditional rights to independently purchase shares from the Company in a future raise of capital (the “Piggy-back Rights”), which expired as of June 11, 2024.

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s share payable and embedded conversion feature that are categorized within Level 3 of the fair value hierarchy as of September 30, 2024 and December 31, 2023 is as follows. The contingent conversion option of the contingent payable expired during the nine months ended

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

September 30, 2024. The liability relates to the remaining redemption feature which, like the convertible notes at fair value, includes discount factors that are unobservable inputs and proprietary in nature.

As of September 30, 2024
Share Payable
Strike price	$0.29
Contractual term (years)	0.03
Volatility (annual)	63%
Risk-free rate	3.3%
Dividend yield (per share)	0%

	As of December 31, 2023
	Share	Contingent Payable
	Payable	Derivative Liability
Strike price	$0.64	$0.70 *
Contractual term (years)	0.1	1.0
Volatility (annual)	71%	71%
Risk-free rate	5.6%	5.2%
Dividend yield (per share)	0%	0%
*	The strike price assumes the current stock price as of December 31, 2023.

5. Stock-based Compensation

The following table summarizes total stock-based compensation expense for the three and nine months ended September 30, 2024 and 2023 (in thousands).

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Research and development	$609	$1,118	$2,660	$1,562
Research and development - related party
Milestones achieved (1)	—	9	—	578
Future milestones (2)	—	24	—	115
General and administrative (3)	80	471	320	578
Total stock-based compensation expense	$689	$1,622	$2,980	$2,833

(1)	The related party amounts were for milestone incentives that either were earned or are deemed probable to be achieved in the future and become issuable at that time (as detailed below in Restricted Stock Awards).
(2)	The general and administrative expense during the three and nine months ended September 30, 2024 and 2023 is related to the applicable vesting portion of stock options awards and restricted shares to employees and consultants.

The total unrecognized stock compensation (primarily for consultants) cost was approximately $2.2 million as of September 30, 2024 and will be recognized over the next 1.5 years.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Stock Options

The following table summarizes stock option activity for options during the nine months ended September 30, 2024 (amount in thousands, except per share number):

			Weighted Average
		Weighted	Remaining
	Number of	Average	Contractual Life	Total Intrinsic
	Shares	Exercise Price	(in years)	Value
Outstanding as of January 1, 2024	317,076	$0.35	6.0	$114,097
Granted	500	0.53	3.7	—
Cashless exercised	(650)	0.35	—	—
Outstanding as of September 30, 2024	316,926	$0.35	5.3	$9,558
Options vested (1)	282,679	$0.33	5.2	$8,718
(1)

153 million of the 283 million stock options are subject to agreements (the “Blocker Letter Agreements”) under which they cannot be exercised except upon at least 61 days’ prior notice, and are also subject to a restriction that the options may only be exercised if the Company has sufficient authorized shares available for issuance.

During the nine months ended September 30, 2024, the Company granted 500,000 stock options (the “Options”) with an exercise price at $0.53 per share to a staff employee. The Options vested immediately on the grant date. In addition, the Company will make an additional payment of $0.30 per option exercised by the employee for a maximum amount of $150,000. The Company has fully accrued this additional payment as of September 30, 2024 on its condensed consolidated balance sheets.

The Black-Scholes option pricing model is used to estimate the fair value of stock options granted. The assumptions used in calculating the fair values of stock options that were granted during the nine months ended September 30, 2024 was as follows:

For the nine months ended
September 30,
2024
Exercise price	$0.53
Expected term (years)	2.1
Expected stock price volatility	73%
Risk-free rate	4.5%
Dividend yield (per share)	0%

Restricted Stock Awards

Advent SOW 6

There was no stock based compensation related to Statement of Work #6 (“SOW 6”) recognized during the three and nine months ended September 30, 2024. As previously reported, Advent previously achieved all of the 10 one-time milestones (i.e., for all six workstreams that were prerequisites for a MAA application for product approval, for obtaining all three licenses required for the Sawston facility, and for the completion of key portions of the MAA application) pursuant to SOW 6.

As of September 30, 2024, 1.5 million shares related to the milestone for completion and submission of the MAA had not been issued and the fair value of the shares of $1.1 million remained accrued in accounts payable and accrued expenses to related parties and affiliates.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

6. Property, Plant and Equipment

Property, plant and equipment consist of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,	Estimated
	2024	2023	Useful Life
Leasehold improvements	$18,721	$17,785	Lesser of lease term or estimated useful life
Office furniture and equipment	555	487	3-5 years
Computer and manufacturing equipment and software	3,242	2,776	3-5 years
Land in the United Kingdom	91	86	NA
	22,609	21,134	NA
Less: accumulated depreciation	(5,287)	(3,856)
Total property, plant and equipment, net	$17,322	$17,278

Depreciation and amortization expense was approximately $1.3 million and $1.1 million for the nine months ended September 30, 2024, and 2023, respectively.

7. Outstanding Debt

The following two tables summarize outstanding debt as of September 30, 2024 and December 31, 2023, respectively (amount in thousands, except per share amounts):

		Stated					Fair
		Interest	Conversion			Remaining	Value	Carrying
	Maturity Date	Rate	Price		Face Value	Debt Discount	Adjustment	Value
Short term convertible notes payable
6% unsecured	Due	6%	$3.09		$135	$—	$—	$135
8% unsecured	Various	8%	$0.50	*	1,760	(70)	—	1,690
					1,895	(70)	—	1,825
Short term convertible notes at fair value
8% unsecured	Various	8%	$0.30		1,000	—	128	1,128
10% unsecured	Various	10%	$0.35		500	—	72	572
11% unsecured	Various	11%	$0.30 - $0.46		15,560	—	2,120	17,680
					17,060	—	2,320	19,380
Short term notes payable
0% unsecured	On Demand	0%	N/A		2,140	(56)	—	2,084
6% secured	3/25/2025	6%	N/A		339	—	—	339
8% unsecured	Various	8%	N/A		4,717	(125)	—	4,592
12% unsecured	On Demand	12%	N/A		562	—	—	562
					7,758	(181)	—	7,577
Long term convertible notes at fair value
11% unsecured	Various	11%	$0.30 - $0.38		3,115	—	659	3,774

Long term notes payable
8% unsecured	Various	8%	N/A		22,010	(1,315)	—	20,695

Ending balance as of September 30, 2024					$51,838	$(1,566)	$2,979	$53,251

*These convertible notes are convertible into Series C preferred shares at conversion prices of $12.50 per share. Each Series C preferred share is convertible into common shares with 30 days’ restriction period. The conversion price in common share equivalent is at conversion prices of $0.50 per share.

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

On September 27, 2024, the Company entered into a promissory note agreement (the “Note”) with an individual investor (the “Holder”) for principal amount of $2.0 million. The Note bears zero interest, and is payable upon demand. The Holder should provide 5 days’ advance written notice to the Company (the “Maturity Date”) for the redemption. In addition, the Company agreed to pay the Holder a service fee of $140,000 at the Maturity Date. The $140,000 service fee was recognized as an additional debt discount to the Note and was amortized to interest expense in 5 days.

During the nine months ended September 30, 2024, the Company issued approximately 29.9 million shares of common stock with a fair value of $13.0 million to certain lenders in lieu of cash payments of $9.7 million of debt, including $0.7 million of accrued interest. In addition, the Company has extinguished certain debt pursuant to exchange agreements executed with various holders pursuant to which the Company issues common stock at a price based on a limited pricing period (the “Share payable”). During the nine months ended September 30, 2024, the Company settled $0.8 million of Share payables and accrued $0.5 million of Share payables. The Company recognized an approximately $3.0 million debt extinguishment loss during the nine months ended September 30, 2024 from the debt redemption.

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

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

As consideration for entering into the package of February Convertible Notes for $1.8 million as described above, the Company amended the Holders’ existing convertible notes and warrants, whereby the maturity date of certain notes and warrants was extended, the conversion price of certain notes was reduced, and the exercise prices of certain warrants were reduced. These amendments in January and February of 2024 involving 16 tranches of warrants and 10 debt instruments were accounted for as both debt modification and debt extinguishment. The Company recognized approximately $1.4 million of debt extinguishment losses during the nine months ended September 30, 2024 from these debt amendments.

During the nine months ended September 30, 2024, the Company modified the terms of existing $1.5 million convertible notes (the “Notes”) by (i) extending the maturity dates; (ii) reducing the conversion price, and (iii) granting the Notes holders the right to convert the Notes into a non-dilutive financial instrument. The modifications were accounted for as a debt extinguishment as the conversion feature of the amended notes were substantially different from the original terms. As a result, the Company recognized approximately $0.1 million of debt extinguishment loss during the nine months ended September 30, 2024 from this debt amendment.

During the nine months ended September 30, 2024, the Company converted $2.7 million convertible notes including $0.2 million accrued interest into 0.5 million Series C preferred shares.

Convertible Notes at Fair Value

During the nine months ended September 30, 2024, the Company entered into several one-year convertible notes (the “Convertible Notes”) with multiple individual investors (the “Holders”) with an aggregate principal amount of $5.5 million. The Convertible Notes bear interest at 11% per annum and are convertible into Series C preferred shares between $10.00 and $11.50 per share at the Holder’s sole option. The Series C preferred shares are convertible into common stock 30 days after the debt conversion date. Each Series C preferred share is convertible into 25 shares of common stock. In addition, the Holders have an alternative option to convert the Convertible Notes into a non-dilutive financial instrument, which has the same terms at those in the non-dilutive funding agreements as described in Note 12.

During the nine months ended September 30, 2024, the Company entered into several two-year convertible notes (the “Long-term Convertible Notes”) with multiple individual investors (the “Holders”) with an aggregate principal amount of $3.1 million. Of the total $3.1 million, $0.3 million was exchanged from a previously executed non-dilutive financial instrument. The Company received net cash proceeds of $2.8 million. The Long-term Convertible Notes bear interest at 11% per annum and are convertible into common shares between $0.30 and $0.38 per share at the Holder’s sole option. In addition, the Holders have an alternative option to convert the Long-term Convertible Notes into a non-dilutive financial instrument, which has the same terms at those in the non-dilutive funding agreements as described in Note 12.

As consideration for entering the Long-term Convertible Notes, the Company also agreed to amend certain holder’s existing warrants to extend the term of the warrant maturity date for an additional 5 months. As a result of electing the FVO, issuance costs related to the convertible notes are expensed as incurred. Therefore, the incremental change in fair value resulting from the warrant amendment for $0.3 million was recognized as part of interest expenses on the condensed consolidated statement of operations and comprehensive loss.

The Company elected the FVO to fair value the convertible notes described above under the guidance in ASC 825. The convertible notes at fair value are required to be remeasured using level 3 fair value measurements (see Note 4).

During the nine months ended September 30, 2024, the Company modified certain convertible notes that were originally issued in 2023 by (i) extending the maturity dates; (ii) reducing the conversion price, and (iii) granting the notes holders the right to further extend the maturity date of the notes from a period of time not to exceed 24 months. The modifications were accounted for as a debt extinguishment as the conversion feature of the amended notes were substantially different from the original terms. As a result, the Company recognized approximately $5.5 million of debt extinguishment loss during the nine months ended September 30, 2024 from these debt amendments.

For the three months ended September 30, 2024 and 2023, interest expense related to outstanding debt totaled approximately $2.1 million and $1.7 million including amortization of debt discounts totaling $0.6 million and $0.7 million, respectively.

For the nine months ended September 30, 2024 and 2023, interest expense related to outstanding debt totaled approximately $5.3 million and $4.0 million including amortization of debt discounts totaling $1.6 million and $2.0 million, respectively.

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

The following securities were not included in the diluted net loss per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the nine months ended
	September 30,
	2024	2023
Series C convertible preferred stock	24,955	44,328
Common stock options	316,926	318,676
Common stock warrants	94,270	105,444
Convertible notes and accrued interest	69,726	32,049
Potentially dilutive securities	505,877	500,497

9. Related Party Transactions

The Company has three operational programs with Advent: (a) an ongoing development and manufacturing program at the GMP facility in London, (b) an ongoing development and manufacturing program at the Sawston GMP facility, and (c) periodic specialized programs such as the program related to the MAA pre-requisites, drafting and submission. The Company has also executed a new SOW #8 covering the work required to establish the DCVax-Direct program in the U.K. and manufacture DCVax-Direct products for global use (see Note 13).

Each of the operational programs is covered by a separate contract. The ongoing manufacturing in the London facility is covered by a Manufacturing Services Agreement (“MSA”) entered into on May 14, 2018. The development and manufacturing program at the Sawston facility is covered by an Ancillary Services Agreement entered into on November 18, 2019. Each periodic specialized program is covered by an SOW that sets forth the role and activities to be undertaken by Advent for that program, and provides for milestone payments upon completion of key elements of the program.

The Ancillary Services Agreement establishes a structure under which the Company and Advent negotiate and agree upon the scope and terms for Statements of Work (“SOWs”) for facility development activities and compassionate use program activities, as well as for the periodic specialized programs. After an SOW is agreed and approved by the Company, Advent will proceed with, or continue, the applicable services and will invoice the Company pursuant to the SOW. Since both the facility development and the compassionate use program involve pioneering and uncertainties in most aspects, the invoicing under the Ancillary Services Agreement is on the basis of costs incurred plus fifteen percent. The SOWs may involve ongoing activities or specialized one-time projects and related one-time milestone payments The Ancillary Services Agreement was to end in July 2023, but the Company extended the term by 12 months to July 2024, and it was further extended for an additional one year until July 2025.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The following table summarizes total research and development costs from Advent for the three and nine months ended September 30, 2024 and 2023, respectively (in thousands).

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Advent BioServices
Manufacturing cost in London	2,430	$1,554	6,008	$4,857
Manufacturing cost at Sawston facility	2,606	2,247	7,758	6,057
SOW 6 one-time milestones - Shares
Expensed and paid (milestone complete) (1)	—	9	—	578
Expensed but unpaid, not yet due (milestone not yet complete) (2)	—	24	—	115
SOW 6 one-time milestones - Cash
Expensed and paid (milestone complete) (3)	—	—	—	551
Expensed and due, but unpaid (milestone complete) (4)	—	18	—	111
Expensed but unpaid, not yet due (milestone not yet complete) (2)	—	13	—	130
Total	$5,036	$3,865	$13,766	$12,399
(1)	The payment for the nine months ended September 30, 2023 covers the one-time milestone for obtaining a commercial manufacturing license from the MHRA, and covers 2 other one-time milestones for 2 other required licenses for the Sawston facility (licenses from the Human Tissue Authority and from the MHRA for manufacturing for clinical trials and compassionate use cases).
(2)	The expense for the nine months ended September 30, 2023 covers the one-time milestone for drafting key portions of the application for product approval, and also covers 6 one-time milestones: 5 workstreams (Comparability, Stability, Potency, Product Profile and Fill/Finish) and 1 one-time milestone for drafting key portions of the application for product approval.
(3)	The expense for the nine months ended September 30, 2023 covers 2 one-time milestones: Mechanism of Action and milestone for obtaining a commercial manufacturing license from the MHRA.
(4)	The expense for the nine months ended September 30, 2023 covers the one-time milestone workstream for Mechanism of Action and also covers a one-time milestone for a required license for the Sawston facility from the MHRA for manufacturing for clinical trials and compassionate use cases.

Advent BioServices Sublease Agreement

On December 31, 2021, the Company entered into a Sub-lease Agreement (the “Agreement”) with Advent. The Agreement permits use by Advent of a portion of the space in the Sawston facility, which is leased by the Company under a separate head lease with a different counterparty (Huawei) that commenced on December 14, 2018. The Company subleased approximately 14,459 square feet of the 88,000 square foot building interior space, plus corresponding support space and parking. The lease payments amount under the Agreement are two times the amount payable by the Company under the head lease (which is currently £5.75 or approximately $7.70 per square foot based on exchange rate as of September 30, 2024), but subject to a cap of $10 per square foot. Accordingly, the monthly lease payments under the Sublease are based on $145,000 annually for 2024. The total lease payments paid by the Company to Huawei for the 88,000 square foot facility, exterior spaces and parking under the head lease are £550,000 (approximately $736,000) per year. The term of the Agreement shall end on the same date as the head lease term ends.

During the three months ended September 30, 2024 and 2023, the Company recognized sub-lease income of $36,000 and $36,000, respectively.

During the nine months ended September 30, 2024 and 2023, the Company recognized sub-lease income of $109,000 and $108,000, respectively.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Related Party Accounts Payable

As of September 30, 2024 and December 31, 2023, there were outstanding unpaid accounts payable and accrued expenses owed to Advent as summarized in the following table (in thousands). These unpaid amounts are part of the Related Party expenses reported in the above section.

	September 30,	December 31,
	2024	2023
Advent BioServices - amount invoiced but unpaid	$1,942	$1,668
Advent BioServices - amount accrued but unpaid (1)	1,101	1,601
Total payable and accrued, but unpaid to Advent BioServices	$3,043	$3,269
(1) This includes $1.1 million which is not payable in cash but represents the value of 1.5 million shares that will become issuable to Advent, following final Board approval, for achievement of the one-time milestone for submission of the MAA application to MHRA on December 20, 2023. Such shares were not issued as of September 30, 2024, and the total value, previously recognized as stock compensation expense, was reclassified from Additional Paid-in-Capital to Accounts payable and accrued expenses to related parties and affiliates.

10. Preferred Stock

Series C Convertible Preferred Stock

During the nine months ended September 30, 2024, the Company entered into various Subscription Agreements (the “Series C Subscription Agreements”) with certain investors (the “Series C Investors”). Pursuant to the Series C Subscription Agreements, the Company issued the Series C Investors an aggregate of 0.8 million shares of the Company’s Series C convertible preferred stock, par value $0.001 per share (the “Series C Shares”), at a weighted average purchase price of $10.82 per share for proceeds of approximately $8.2 million.

During the nine months ended September 30, 2024, the Company converted $2.7 million convertible notes including $0.2 million accrued interest into 0.5 million Series C preferred shares.

During the nine months ended September 30, 2024, approximately 1.5 million Series C Shares with a book value of $13.7 million were converted into 37.6 million common shares at a ratio of 1:25.

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

During the nine months ended September 30, 2024, the Company received $1.5 million from the exercise of outstanding warrants with a weighted average exercise price of $0.24 per share. The Company issued approximately 6.4 million shares of common stock upon these warrant exercises.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

During the nine months ended September 30, 2024, certain options and warrants holders elected to exercise some of their options and warrants pursuant to cashless exercise formulas. The Company issued approximately 3.1 million shares of common stock upon exercise of 4.8 million warrants at exercise prices between $0.20 and $0.34 per share, and 0.7 million options at exercise prices of $0.35 per share.

Stock Purchase Warrants

The following is a summary of warrant activity for the nine months ended September 30, 2024 (dollars in thousands, except per share data):

	Number of	Weighted Average	Remaining
	Warrants	Exercise Price	Contractual Term
Outstanding as of January 1, 2024	105,241	$0.31	1.83
Warrants granted (1)	244	0.40
Warrants exercised for cash	(6,421)	0.24
Cashless warrants exercise	(4,794)	0.27
Outstanding as of September 30, 2024 (2)	94,270	$0.28	2.08

(1)	Warrants granted to the placement agent.
(2)	At September 30, 2024, of the approximately 94 million total outstanding warrants listed above, approximately 90 million warrants were under Blocker Letter Agreements or suspension agreements.

Warrant Modifications

During the nine months ended September 30, 2024, the Company amended certain warrants whereby the maturity dates were extended for an additional approximately 3 months. The value of these modifications was calculated using the Black-Scholes-Merton option pricing model based on the following weighted average assumptions.

	Post-modification	Pre-modification
Exercise price	$0.29	$0.30
Expected term (in years)	2.4	2.1
Volatility	75%	75%
Risk-free interest rate	4.7%	4.9%
Dividend yield	0%	0%

The incremental fair value attributable to the modified awards compared to the original awards immediately prior to the modification was calculated at $2.7 million, of which $1.6 million was associated with debt amendments and was recognized as an additional debt discount under debt modification, debt extinguishment loss and interest expense under debt extinguishment (see Note 7), and the remaining $1.1 million was treated as a deemed dividend and is reflected as “Deemed dividend related to warrant modifications” in the accompanying condensed consolidated statement of operations and comprehensive loss.

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

On August 22, 2024, the Company extended its office lease in the U.S for additional 2 years under an amended agreement. The Company recognized additional $0.4 million ROU assets and lease liabilities for its amended office lease in the U.S.

At September 30, 2024, the Company had operating lease liabilities of approximately $5.1 million for both the 20-year lease of the building for the manufacturing facility in Sawston, U.K., and the current office lease in the U.S. and ROU assets of approximately $4.5 million for the Sawston lease and U.S. office lease are included in the condensed consolidated balance sheet.

Operating Lease - Lessor Arrangements

On December 31, 2021, the Company entered into a Sub - lease Agreement (the “Agreement”) with Advent. The Agreement permits use by Advent of a portion of the space in the Sawston facility, which is leased by the Company under a separate head lease with a different counterparty (Huawei) that commenced on December 14, 2018. The Company subleased approximately 14,459 square feet of the 88,000 square foot building interior space, plus corresponding support space and parking. The lease payments amount under the Agreement are two times the amount payable by the Company under the head lease (which is currently £5.75 or approximately $7.70 per square foot based on exchange rate as of September 30, 2024), but subject to a cap of $10 per square foot. Accordingly, the monthly lease payments under the Sublease are based on $145,000 annually for 2024. The total lease payments paid by the Company to Huawei for the 88,000 square foot facility, exterior spaces and parking under the head lease are £550,000 (approximately $736,000) per year. The term of the Agreement shall end on the same date as the head lease term ends.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The following summarizes quantitative information about the Company’s operating leases (amount in thousands):

	For the nine months ended
	September 30, 2024
	U.K	U.S	Total
Lease cost
Operating lease cost	$470	$191	$661
Short-term lease cost	39	—	39
Variable lease cost	—	24	24
Sub-lease income	(109)	—	(109)
Total	$400	$215	$615

Other information
Right of use assets exchanged for new operating lease liabilities	$—	$364	$364
Operating cash flows from operating leases	$(499)	$(205)	$(704)
Weighted-average remaining lease term – operating leases	7.2	1.5
Weighted-average discount rate – operating leases	12%	12%

	For the nine months ended
	September 30, 2023
	U.K	U.S	Total
Lease cost
Operating lease cost	$443	$190	$633
Short-term lease cost	62	—	62
Variable lease cost	—	10	10
Sub-lease income	(108)	—	(108)
Total	$397	$200	$597

Other information
Operating cash flows from operating leases	$(467)	$(224)	$(691)
Weighted-average remaining lease term – operating leases	8.1	0.7
Weighted-average discount rate – operating leases	12%	12%

The Company recorded lease costs as a component of general and administrative expense during the nine months ended September 30, 2024 and 2023, respectively.

Maturities of our operating leases, excluding short-term leases and sublease agreement, are as follows:

Three months ended December 31, 2024	$174
Year ended December 31, 2025	929
Year ended December 31, 2026	886
Year ended December 31, 2027	696
Year ended December 31, 2028	696
Thereafter	6,940
Total	10,321
Less present value discount	(5,237)
Operating lease liabilities included in the Condensed Consolidated Balance Sheet at September 30, 2024	$5,084

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Maturities of our operating leases under the sublease agreement, are as follows:

Three months ended December 31, 2024	$36
Year ended December 31, 2025	145
Year ended December 31, 2026	145
Year ended December 31, 2027	145
Year ended December 31, 2028	145
Thereafter	1,450
Total	$2,066

Advent BioServices Services Agreement

On May 14, 2018, the Company entered into a DCVax®-L Manufacturing and Services Agreement (“MSA”) with Advent BioServices, a related party which was formerly part of Cognate BioServices and was spun off separately as part of an institutional financing of Cognate. The MSA provides for manufacturing of DCVax-L products at an existing facility in London. The MSA is structured in the same manner as the Company’s prior agreements with Cognate BioServices. The MSA provides for certain payments for achievement of milestones and, as was the case under the prior agreement with Cognate BioServices, the Company is required to pay certain fees for dedicated production capacity reserved exclusively for DCVax production and pay for manufacturing of DCVax-L products for a certain minimum number of patients, whether or not the Company fully utilizes the dedicated capacity and number of patients. The MSA remains in force until five years after the first commercial sales of DCVax-L products pursuant to a marketing authorization, accelerated approval or other commercial approval, unless cancelled. Either party may terminate the MSA on twelve months’ notice, to allow for transition arrangements by both parties. During the notice period services would still be provided. Minimum required payments for this notice period are anticipated to total approximately £4.6 million ($6.2 million).

German Tax Matter

The German tax authorities have audited our wholly owned subsidiary, NW Bio GmbH, for 2013-2015. The NW Bio GmbH submitted substantial documentation to refute certain aspects of the assessments and the German tax authorities agreed in principle with the Company’s proposed revised approach and settlement offer. A final settlement bill was received from the German Tax Authority confirming that only a portion of the original bill was owed, €277,000 (approximately $329,000), for corporate taxes, interest, and reduced penalty for the period under audit, which the Company paid on September 2, 2021. The Company also received and paid the final settlement bill from the local authority for trade taxes for the audit period in the amount of €231,000 (approximately $272,000). On November 4, 2021, the Company received a letter from the local tax authorities asking for additional late fees of €513,000 (approximately $554,000) on reimbursable withholding taxes that had been waived during the settlement process. On December 8, 2021, the Company appealed the assessment of additional late fees. Additionally, the Company requested that NW Bio GmbH be deregistered from the trade register, as it no longer had current operations. The deregistration was granted effective December 31, 2021. Between January 2022 and July 2022, the Company received tax bills for the corporate and trade taxes for the 2016-2020 tax years that totaled approximately €222,000 (approximately $238,000). On July 27, 2022, the Company was informed that the German Tax Authorities were prepared to waive €135,000 (approximately $145,000) of the penalties. The Company offered to pay this reduced penalty if an extended payment plan was approved. A response was received dated November 14, 2022 indicating that the tax authority would not be able to grant a further deferral of payment of these penalties. In a letter dated December 27, 2022, the Leipzig tax authority sent letters to the former and current managing directors of NW Bio GmbH giving 30 days to respond to a tax liability questionnaire. Based on the responses to the liability questionnaires the tax authorities have currently not directed any further measures against former and current managing directors of NW Bio GmbH with respect to tax liability proceedings. On October 12, 2023 and January 16, 2024, the Company made €189,000 (approximately $201,000) and €189,000 (approximately $207,000) payments, respectively, regarding to the late payment penalty. As of September 30, 2024, the Company accrued for trade tax liability of €155,000 (approximately $173,000) and corporation tax of €99,000 (approximately $110,000). Based on the Company’s current operating state in Germany and the negotiations, the Company believes, based on its evaluation under ASC 740, that the resolution of these tax matters will not likely result in a net material charge to the Company.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Other Contingent Payment Obligation

During the nine months ended September 30, 2024, the Company entered into a non-dilutive funding agreement with an individual investor, pursuant to which the Company received funding of $50,000 related to a gain contingency. In addition, the Company exchanged $0.3 million from a previously executed non - dilutive financial instrument to a new convertible note (see Note 7). These agreements are accounted for under ASC 470 and are recognized as contingent payment obligations on the Company’s condensed consolidated balance sheet. The Company’s payment obligations only apply when such are received by the Company.

13. Subsequent Events

Between October 1, 2024 and November 8, 2024, the Company received $8.4 million in funding from the sale of common shares, proceeds from warrant exercise, and proceeds of debt arrangements.

Between October 1, 2024 and November 8, 2024, the Company issued approximately 3.8 million shares of common stock for proceeds of $1.0 million.

On October 18, 2024, the Company entered into a Commercial Loan Agreement (the “October Commercial Loan”) with a commercial lender for an aggregate principal amount of $2.2 million. The October Commercial Loan bears interest at 8% per annum with a 22-month term. There are no principal repayments during the first eight months of the term. The October Commercial Loan is amortized in 14 installments starting on June 18, 2025. The October Commercial Loan carries an original issue discount of $0.2 million.

Between October 1, 2024 and November 8, 2024, the Company entered into several 2-year convertible notes (the “Convertible Notes”) with multiple individual investors (the “Holders”) with an aggregate principal amount of $5.5 million. The Convertible Notes bear interest at 11% per annum and are convertible into common shares between $0.285 and $0.30 per share at the Holder’s sole option. In addition, the Holders have an alternative option to convert the Convertible Notes into a non-dilutive financial instrument, which has the same terms at those in the non-dilutive funding agreements as described in Note 12.

Between October 1, 2024 and November 8, 2024, the Company issued approximately 6.2 million shares of common stock to certain lenders in lieu of cash payments of $1.6 million of debt. The Company also issued 0.6 million shares of common stock to extinguish $0.2 million outstanding share liability.

On November 8, 2024, the Company entered into a Statement of Work #8 (“SOW 8”) with Advent that will be incorporated into the Ancillary Services Agreement that was originally entered into dated November 8, 2019 and was extended on July 8, 2024.  SOW 8 covers the work required to establish the DCVax-Direct program in the U.K and manufacture DCVax-Direct products for global use.  Under SOW 8, the compensation consists solely of one-time milestones for each stage of the work and  Advent will only receive the compensation when the applicable work is successfully completed.  (When the Company previously contracted with a different company for restart of DCVax-Direct manufacturing, the contract required payment for work performed, regardless of whether the work was successful or not, as is typical for such contract services.  The other company did not succeed in producing any DCVax-Direct products meeting the specifications.)

SOW 8 includes 5 one-time milestones with corresponding milestone payments:

(a) Basic Technology Transfer, New SOPs & Regulatory Documents.

Review of documents, specifications and data from prior DCVax-Direct program conducted by Cognate BioServices. Development of a new set of SOPs for DCVax-Direct production in Sawston and new regulatory documents for the UK. Initial implementation in Sawston;  many engineering runs. Data generation for comparability analyses of both the process and the product.  Milestone payment of £0.55 million (approximately $0.7 million) upon completion.

(b) Process Development: TFF System vs. Other Systems.

Evaluation of the TFF system used in the prior DCVax-Direct manufacturing. Evaluation of the remaining TFF equipment from the prior program, parts needed to re-establish functional TFF systems, potential sourcing and timelines. Evaluation of remaining disposables from the prior program, requirements for new molds to enable new production of disposables (which are used for each manufacturing run with the TFF system), production arrangements for new disposables, development of new sealing method for disposables, potential sourcing and timelines for disposables. Identification and evaluation of commercially available systems to

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

potentially substitute for TFF system. Engineering runs. Data generation for comparability analyses of TFF system vs. others. Milestone payment of £0.45 million (approximately $0.6 million) upon completion.

(c) Process Development: Existing and New Product Composition.

Worldwide search for sourcing of BCG (1 of 2 essential reagents/ingredients required for DCVax-Direct besides the DCs), due to a severe worldwide shortage.  Evaluation of the BCG mechanism of action (MoA) in DCVax-Direct, search for other agents that could have similar MoA or effects, with similar safety profile too.  Sourcing of other agents, testing and selection of other agents for a new DCVax-Direct product composition. Many engineering runs. Data generation for comparability analyses of new reagents vs BCG and new composition of DCVax-Direct vs prior composition. Milestone payment of £0.60 million (approximately $0.8 million) upon completion.

(d) Technology Transfer: Clean Room Implementation.

After the choice of system (TFF vs commercial) and the choice of product composition are decided, development of new SOPs and transfer of production into the clean rooms.  This includes pre-clean room engineering runs, establishment of critical quality attributes, process performance qualifications. For technology transfer into the clean rooms, each operator must pass 3 consecutive and successful aseptic process simulations in the clean room and 3 consecutive and successful PQQ runs at scale in the clean room; microbial analysis (sterility, endotoxin, mycoplasma all need to pass); growth promotion tests; validation of all equipment used after being placed in the clean room; validation of all cell analysis assays used via flow cytometry and validation of the fill and finish protocols. Milestone payment of £0.35 million (approximately $0.5 million)  upon completion.

(e) New IMPD and New IND.

Draft a new IMPD (Investigational Medicinal Product Dossier) for the revised DCVax-Direct product composition and production process, containing all changes to the manufacturing system, reagents and product composition, processes, sources and/or Mechanism of Action vs those used in the prior DCVax-Direct program.  Also draft a new IND (CMC section), for the first clinical trial with the new manufacturing process and new product composition. Obtain the first approval or clearance of the new IND by a regulator.  Milestone payment of £0.35 million (approximately $0.5 million) upon completion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements included with this report. In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words “believe,” “expect,” “intend,” “anticipate,” and similar expressions are used to identify forward-looking statements, but some forward-looking statements are expressed differently. Many factors could affect our actual results, including those factors described under “Risk Factors” in our Form 10-K for the year ended December 31, 2023 and in Part II Item 1A of this report. These factors, among others, could cause results to differ materially from those presently anticipated by us. You should not rely upon on these forward-looking statements.

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

During the first nine months of 2024, the Company continued its progress on multiple fronts, including the following.

MAA Application and Inspections. The Company has continued to work with multiple teams of expert consultants, the trial’s CRO (contract research organization) and Advent BioServices on the MAA process. The review of the application is ongoing, and inspections are being conducted in the U.K and the U.S. Each inspection involves pre-inspection requests from the inspectors for production of extensive documents and information, weeklong onsite inspections (including review of further documents, interviews of personnel, checking of facilities and procedures, etc.), and ongoing follow-up document and information requests after the onsite inspection.  The inspections cover the sponsor, the CRO, the independent experts involved in the trial (such as the independent clinical database company, independent statisticians and others), selected trial site hospitals and their pharmacies, and others. As is typical, and as the Company has previously stated, the Company does not plan to make any interim announcements while its MAA is going through the regulatory process. The Company plans to announce the results when the regulatory review and decision-making is finished.

Reimbursement. The Company has evaluated and selected specialized, highly experienced consultants with whom to undertake preparations for a potential reimbursement review and evaluation process. The Company has executed the relevant contracts and is under way with the first stage of the process with the consultants. The preparations for the reimbursement process will involve several stages and include health economics and outcomes (HEO) analyses, analyses of the relevant clinical landscape, engagement with experts and stakeholders, and other steps.

Collaborations: Private Clinics. As previously reported, the Company has been working over the last couple of years and during this year to develop certain clinical collaborations. These include joint efforts by the Company and Advent BioServices to establish collaborations with several private clinics in the U.K. The collaborations with private clinics are designed to achieve several goals. One goal is to establish dedicated leukapheresis units which will be available for NWBio patients at all times. This is quite important for scale-up of the numbers of patients who can be handled for NWBio’s treatments, because there is a country-wide shortage of leukapheresis capacity in the U.K.

Another goal of the clinic collaborations is to potentially be able to conduct clinical trials with these private clinics as trial sites and be able to treat compassionate use patients – patients with diverse types of solid tumors, in addition to patients with brain cancer. The joint efforts have now reached or are reaching fruition. A contract has been executed with one private clinic for a dedicated leukapheresis unit there, and the focus is now on arrangements for the medical personnel and training. A Letter of Intent has been completed with a second private clinic, and the full contract is in process, for both a dedicated leukapheresis unit and treatment of patients. Arrangements have been made with a third private clinic for treatment of patients, and the first such patient is in process.

Collaborations: Complementary or Synergistic Technologies. The Company has also been pursuing ongoing efforts to identify and develop collaborations with other companies who have technologies that the Company believes may be complementary to the Company’s DCVax technologies (for example for combination treatment regimens) or may be synergistic with the Company’s technologies (for example, to enhance DCVax products). The Company completed negotiations and entered into a contract with a company that has a complementary immunotherapy agent, and the two companies have been engaged for a number of months in joint development of trial designs and selection of candidate cancers for a combination treatment clinical trial. The companies are particularly focusing on trial designs in which the primary endpoint will be tumor response (shrinkage), with potential timeframes in months, rather than time-to-event survival outcomes, with timeframes in years. The Company anticipates potentially being ready to submit an IND for such a combination trial to regulators during Q1 of next year.

The Company has also completed negotiations and entered into a contract with a company that has an immune booster agent that may have the potential to further increase the potency of DCVax products. The contract provides for material supply and in vitro testing of the booster agent with DCVax products.  If the in vitro testing is successful, the parties plan to enter into a license of the booster agent to NWBio. The parties jointly designed the program of experiments, and the experiments were carried out and completed by the Flaskworks team. The parties are now evaluating the results and developing plans for further experiments.

Re-Start of the DCVax-Direct Clinical Program. As previously reported, preparations to restart clinical development of DCVax-Direct have been under way for quite a while. The Company currently anticipates that the DCVax-Direct program will be able to restart by the end of January.  For the same reasons as described above in connection with the planned combination treatment trial, the Company plans to focus DCVax-Direct clinical trial designs on tumor response endpoints with potential timeframes of months rather than survival endpoints with timepoints of years. The preparations to date involve technology transfer to the U.K, development of new SOPs (Standard Operating Procedures) and regulatory documents, engineering runs and comparability testing.  In addition, new development work has been carried out to develop a second version of DCVax-Direct because there is a worldwide shortage of one key ingredient of the original DCVax-Direct (an immune booster ingredient). The Company and Advent have been working together to evaluate other potential immune booster agents -- both their properties in the manufacturing process and their effects immunologically -- to identify an alternative booster agent that can be suitable and is available for production of new batches of DCVax-Direct.  Advent is continuing to conduct final engineering runs for validation of the new SOPs, processes and formulation. The Company has entered into SOW 8 with Advent covering the work involved in restarting the DCVax-Direct program. SOW 8 is structured so that Advent only receives compensation for the work in the form of milestone payments and only after the applicable work has been successfully completed (see Note 13).

Ongoing and Expanded Phase 2 Clinical Trials Under the Roswell & Pittsburgh Portfolios. As previously reported, the Company entered into exclusive licenses from Roswell Park Cancer Center and the University of Pittsburgh, covering a large portfolio dendritic cell technologies developed over the course of more than 27 years of work by a leading team of dendritic cell experts, as well as 5 new patent families. The in-licensed technologies in the combined portfolios are currently in three Phase 2 clinical trials that are fully funded by grants and fully being carried out by the investigators. These Phase 2 trials are ongoing and one of them has been approved for a significant expansion in scope by the grant funding agency. That trial is testing an in-licensed dendritic cell treatment in melanoma that is refractory (unresponsive) to checkpoint inhibitor drugs. That dendritic cell treatment aims at a set of targets on abnormal blood vessels that are associated with tumors. As such, that dendritic cell treatment is anticipated to be tumor-agnostic and potentially applicable to most types of solid tumors. The expansion of the trial scope that has been approved is to add refractory lung, breast and bladder cancers to the trial in addition to refractory melanoma.

Intellectual Property. The Company’s intellectual property (IP) portfolio continued to grow during Q3 2024, complementing the Company’s growing pipeline. Patents from 3 different patent families developed by the Company were granted or allowed in several countries, particularly Europe. Patents from 2 different patent families which are part of the Roswell and Pittsburgh in-licenses were granted in the U.S. and elsewhere. New divisional applications were also filed to extend the scope of patents from 2 different patent families, in Europe and elsewhere. In regard to the Flaskworks technologies and IP, 5 new patents were allowed in the U.S. and elsewhere, from 4 different patent families, during Q3 2024.  In addition, 4 new patents were issued in the U.S. during Q3 2024, which had been allowed during Q2 2024, and a 5th patent elsewhere was also issued. The Company believes that the ongoing expansion of its IP portfolio is an important and valuable part of building a leading franchise in dendritic cell technologies.

Litigation. In the Company’s lawsuit against certain market makers, the Company is awaiting the Magistrate’s Report and Recommendation on the last remaining element to be evaluated regarding the sufficiency of the Company’s Complaint: i.e., loss causation. The Magistrate and the Court already previously determined that all but this one of the required elements were sufficiently alleged in the Company’s Complaint, and the Court invited the Company to file expanded allegations about the loss causation element. The Company submitted expanded claims earlier this year, the parties’ filings were finished in June, and the parties are now waiting to receive the Magistrate’s recommendation.

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

Three Months Ended September 30, 2024 and 2023

We recognized a net loss of $19.4 million and $23.5 million for the three months ended September 30, 2024 and 2023, respectively.

Research and Development Expense

For the three months ended September 30, 2024 and 2023, research and development expenses were $8.1 million and $7.2 million, respectively. The increase in 2024 was mainly related to an increase of $1.2 million cost incurred from Advent with extensive ongoing work related to the MAA and review process, which was offset by a decrease of $0.5 million related to stock-based compensation.

General and Administrative Expense

For the three months ended September 30, 2024 and 2023, general and administrative expenses were $7.0 million and $7.0 million, respectively.

Change in Fair Value of Derivatives

We recognized a non-cash loss of $1.6 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively. The loss was primarily due to the change of valuation inputs. The healthcare market yield curve rate that was used in the pricing model was significantly decreased as of September 30, 2024 compared to the value as of June 30, 2024. The rate was about the same level as of September 30, 2023 compared to the value as of June 30, 2023.

Change in Fair Value of Convertible Notes

We recognized a non-cash gain of $3.1 million and a non-cash loss of $4.9 million change in fair value of the convertible notes during the three months ended September 30, 2024 and 2023. The non-cash gain was resulted from the decrease of the Company’s stock price and the non-cash loss was resulted from the increase of the Company’s stock price.

Debt Extinguishment

We recognized approximately $6.8 million and $1.8 million debt extinguishment loss during the three months ended September 30, 2024 and 2023 from debt redemptions and debt amendments, respectively. The increase during the three months ended September 30, 2024 compared to last year was due to multiple amendments on the existing convertible notes which resulted a debt extinguishment loss of $5.6 million.

Interest Expense

During the three months ended September 30, 2024 and 2023, we recognized interest expense of $2.1 million and $1.7 million, respectively. The increase in interest expense in 2024 was mainly related to an increase of outstanding debt balance.

Foreign currency transaction gain (loss)

During the three months ended September 30, 2024 and 2023, we recognized foreign currency transaction gain of $2.8 million and a loss of $1.7 million, respectively. The gain was due to the strengthening of the British pound sterling relative to the U.S. dollar and vice versa for the loss.

Nine months ended September 30, 2024 and 2023

We recognized a net loss of $55.6 million and $48.6 million for the nine months ended September 30, 2024 and 2023, respectively.

Research and Development Expense

For the nine months ended September 30, 2024 and 2023, research and development expenses were $24.4 million and $20.3 million, respectively. The increase in 2024 was mainly related to an increase of $2.6 million to unrelated external service providers primarily related to the MAA, the review process and inspections, of which $1.1 million was related to stock-based compensation, which was mainly related to additional awards that were granted to various key external consultants in the third quarter of 2023. Additionally, research and development expenses from Advent was increased by $1.4 million with extensive ongoing work related to the MAA and review process for the nine months ended in September 30, 2024 compared to the same period of last year.

General and Administrative Expense

For the nine months ended September 30, 2024 and 2023, general and administrative expenses were $24.8 million and $21.6 million, respectively. The increase in 2024 was primarily related to an increase of $3.2 million in legal expenses.

Change in Fair Value of Derivatives

We recognized non-cash gain of $0.9 million and $3.9 million for the nine months ended September 30, 2024 and 2023, respectively. The higher gain in 2023 was mainly due to the non-cash revaluation gain recognized as of January 9, 2023, when we reclassed all warrants from liability classified to equity classified. The stock price on January 9, 2023 and December 31, 2022 was $0.71 and $0.78 per share, respectively.

Change in Fair Value of Convertible Notes

We recognized a non-cash gain of $4.6 million and non-cash loss of $4.9 million in change in fair value of the convertible notes during the nine months ended September 30, 2024 and 2023, respectively. The gain was primarily due to the decrease of stock price as of September 30, 2024 compared to December 31, 2023. The loss was primarily due to the increase in the stock price as of September 30, 2023 compared to the stock price on the issuance date during August and September 2023.

Debt Extinguishment

We recognized approximately $9.9 million and $3.6 million debt extinguishment loss during the nine months ended September 30, 2024 and 2023 from the debt redemption and debt amendments, respectively. The increase during the nine months ended September 30, 2024 compared to last year was mainly due to multiple amendments on the existing convertible notes which resulted a debt extinguishment loss of $5.6 million.

Interest Expense

During the nine months ended September 30, 2024 and 2023, we recorded interest expense of $5.3 million and $4.0 million, respectively. The increase in interest expense in 2024 was mainly related to an increase of outstanding debt balance.

Foreign currency transaction gain (loss)

During the nine months ended September 30, 2024 and 2023, we recognized foreign currency transaction gain of $2.0 million and loss of $0.1 million, respectively. The gain was due to the strengthening of the British pound sterling relative to the U.S. dollar and vice versa for the loss.

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

Cash Flow

Operating Activities

During the nine months ended September 30, 2024 and 2023, net cash outflows from operations were approximately $36.8 million and $36.7 million, respectively. The slight increase in cash used in operating activities was primarily attributable to an increase payment in legal costs.

Investing Activities

We spent approximately $0.9 million and $3.0 million in cash for the purchase of additional equipment and our build-out in Sawston, UK during the nine months ended September 30, 2024 and 2023, respectively.

Financing Activities

We received approximately $8.2 million of cash from issuance of 0.8 million shares of Series C convertible preferred stock during the nine months ended September 30, 2024. We received approximately $9.9 million cash from issuance of 0.7 million shares of Series C convertible preferred stock during the nine months ended September 30, 2023.

We received approximately $10.0 million net proceeds from issuance of 33.5 million shares of common stock during the nine months ended September 30, 2024.

We received approximately $9.9 million of cash from issuance of convertible notes to individual lenders during the nine months ended September 30, 2024. We received approximately $12.7 million of cash from issuance of convertible notes to individual lenders during the nine months ended September 30, 2023.

We received approximately $10.0 million and $10.0 million of cash from the issuance of a loan from a commercial lender during the nine months ended September 30, 2024 and 2023, respectively. We also received $2.0 million of cash from the issuance of a demand note to an individual investor during the nine months ended September 30, 2024.

We received approximately $1.5 million and $1.6 million of cash from the exercise of warrants during the nine months ended September 30, 2024 and 2023, respectively.

We received $50,000 from issuance of non-dilutive funding agreements during the nine months ended September 30, 2024. We received $4.6 million from issuance of non-dilutive funding agreements during the nine months ended September 30, 2023.

We made aggregate debt payments of $1.1 million and $0.2 million during the nine months ended September 30, 2024 and 2023.

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

Based on our analysis, as of September 30, 2024, the effect of a 100+/- basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss are considered immaterial.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 30, 2024, of the design and operation of our disclosure controls and procedures, as such terms are defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, management concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Remediation of a Past Material Weakness in Internal Control over Financial Reporting

The Company recognizes the importance of internal controls to ensure accurate financial reporting. Consequently, we designed and implemented remediation measures to address the material weakness previously identified during the quarter ended December 31, 2023, which was due solely to the material weakness over the valuation of debt and derivative liabilities which primarily involved applying an incorrect valuation method using the market price actually paid for certain convertible notes rather than using a Monte Carlo valuation formula. In light of the material weakness, we enhanced our valuation of debt and derivative liability processes. Based on the actions taken, as well as the evaluation of the design of the new controls, management concluded that the material weakness was remediated as of March 31, 2024 and were operating effectively as of September 30, 2024.

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

On February 14, 2024, the Senior Judge issued an opinion accepting all the recommendations and findings of the R&R, and gave the Company 30 days to file this limited repleading amendment on loss causation and damages no later than March 15, 2024. On March 15, 2024, the Company filed their more detailed repleading on loss causation and damages. At the end of March, defendants asked for the right to object to the Judge’s findings against them on December 29, 2023 and February 14, 2024. This motion was denied. The defendants then asked for leave to file a new MTD. That motion was granted with a 30-day filing requirement for defendants and a 30-day response time for the Company.

On May 1, 2024, the defendants’ filed a new MTD the Company’s amended repleading complaint, containing the new section on loss causation and damages. On May 31, 2024, the Company responded to the defendants’ new MTD, supporting the Magistrate Judge’s and Senior Judge’s previous opinions, and rejecting the defendants’ objections to the Company’s loss causation repleading and damage formulae.

On June 14, 2024, the defendants filed their last response to the Company’s comments on May 31, 2024, concerning the defendant’s latest MTD. They also asked the Court to schedule an oral argument on the issues raised by these last two filings. There have been no further developments in the case since June. The parties are awaiting the Magistrate’s report and recommendation on loss causation. The Company plans to continue vigorously pursuing this case.

As previously reported, three stockholders filed in the Delaware Court of Chancery three similar derivative lawsuits against the Company and certain of its directors and officers, including J. Cofer Black, Marnix L. Bosch, Alton L. Boynton, Leslie J. Goldman, Jerry Jasinowski, Navid Malik, and Linda F. Powers (the “Individual Defendants”), alleging the Individual Defendants (i) breached their fiduciary duties, and (ii) were unjustly enriched by director and officer compensation awarded in 2020 to the Individual Defendants—notwithstanding the fact that approximately 90% of shareholders voted to approve the Company’s executive compensation (the same compensation that these three stockholders are seeking to challenge) twice (both through its Say on Pay vote at the Company’s Annual Meeting in 2021, and again in a binding vote at the Company’s Annual Meeting in 2022) and approximately 90% of shareholders also voted to approve the director awards at the 2022 Annual Meeting. On March 31, 2022, the Delaware Court of Chancery consolidated these actions into a single action under the caption In re Northwest Biotherapeutics, Inc. Stockholder Litigation (the “Derivative Action”). The descriptions and summary of the lawsuit herein are qualified in their entirety by reference to the proceedings in the Derivative Action, and are described in greater detail by the Company’s June 3, 2024 Definitive Proxy (the “2024 Proxy”).

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

On June 3, 2024, the Company filed the 2024 Proxy which, among other things, asked shareholders to ratify the 2020 option awards that are the subject of the Derivative Action at the Company’s 2024 annual meeting of shareholders (the “2024 Annual Meeting”). On June 20, 2024, the court stayed proceedings in the Derivative Action in light of the potential ratifying effects of the 2024 Annual Meeting. At the Company’s 2024 Annual Meeting, held on June 29, 2024, shareholders holding 88.13% of the shares voted in favor of Proposal 3 (ratification of the 2020 option awards granted to the Company’s four senior executives) and stockholders holding 88.05% of the shares voted in favor of Proposal 4 (ratification of the 2020 option awards granted to the Company’s non-employee directors). On June 30, 2024, the Individual Defendants filed an amended answer to the Consolidated Amended Complaint and have asserted that the claims in the Derivative Action are barred, in whole or in part, by ratification because the Company’s disinterested stockholders ratified the challenged option awards at the 2024 Annual Meeting. The parties are currently seeking guidance from the court regarding the proceedings. On October 31, 2024, the Court gave approval for the parties to file summary judgment motions regarding the effectiveness of stockholder ratification. The Court also permitted discovery regarding ratification.

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

32.1	Certification of President, Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Schema Document.

101.CAL	Inline XBRL Calculation Linkbase Document.

101.DEF	Inline XBRL Definition Linkbase Document.

101.LAB	Inline XBRL Label Linkbase Document.

101.PRE	Inline XBRL Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included as Exhibit 101).

*    Filed herewith

**  Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC

Dated: November 12, 2024	By:	/s/ Linda F. Powers
		Name:	Linda F. Powers

		Title:	President and Chief Executive Officer

Principal Executive Officer
Principal Financial and Accounting Officer