Form 10-K
period 2024-12-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2025-03-31
CIK 1072379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $510,810,000 on June 30, 2024.

As of March 28, 2025, the registrant had 1,390,753,061 shares of common stock outstanding.

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

Our lead product candidate, DCVax®-L, is designed to treat solid tumor cancers in which the tumor can be surgically removed. We have completed a 331-patient international Phase III trial of DCVax-L for Glioblastoma multiforme brain cancer (GBM), published the results in the JAMA Oncology peer reviewed journal, and on December 20, 2023 we submitted a Marketing Authorization Application (MAA) for commercial approval in the U.K. We plan to conduct clinical trials of DCVax-L for other solid tumor cancers in the future, when resources permit. Our second product candidate, DCVax®-Direct, is designed to treat inoperable solid tumors. A 40-patient Phase I trial has been completed, and included treatment of a diverse range of more than a dozen types of cancers. We have been working on preparations for Phase II trials of DCVax-Direct as resources permit.

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

As previously reported, we have been developing a manufacturing facility in Sawston, U.K. The Sawston facility contains a total of 88,345 square feet on two floors. The initial production capacity comprises two manufacturing suites, occupying approximately 4,400 square feet on the ground floor. These two suites, together with some additional support and storage space, have anticipated potential capacity to produce dendritic cell vaccines for about 40 to 45 patients per month, or approximately 450 to 500 patients annually. The buildout of Phases 1A and 1B of the facility have been completed. We also continue to conduct activities in the GMP (clean room) facility in London.

During 2024, the Sawston facility received its first regulatory inspection under the MIA license that was approved by the MHRA in March 2023 for commercial manufacturing of cell therapy products. This was an important milestone to confirm that the Sawston facility is operating on an ongoing basis at the level required for potential commercial operations.

During 2024, the Company’s Flaskworks subsidiary and a specialized contractor developed a GMP-compatible prototype of the Flaskworks system for a “closed” manufacturing process for DCVax-L. Another prototype, with smaller dimensions, had been developed in 2023. The Company has determined that the smaller prototype will be preferable, to enable more units to fit in each manufacturing lab. Production of the GMP-grade units will be timed to coincide with the timing for buildout of Grade C labs in the Sawston facility. When the GMP-grade units are delivered, Advent BioServices will undertake qualification and validation of those units, conduct engineering runs and collect data, and apply to regulators for approval to use the system to produce DCVax-L for patients. As previously reported, the Company views the Flaskworks program and system as a centerpiece of efforts toward scale-up for potential commercial operations.

The initial production capacity occupies only a limited portion of the total space in the Sawston facility. In light of this, and in light of our obligation in connection with the buildout loan from the Cambridge development authority to make the Sawston facility benefit the regional business ecosystem and not just us, on December 31, 2021 we entered into a sub-lease for a small portion of the space to our contract manufacturer, Advent BioServices. For further details, please see Note 9 below. It is anticipated that, as and when feasible, the subleased space may enable some production of third-party cell therapy products. Such production of other products will fulfill the loan-related commitment to the Cambridge authority, will help support the capital-intensive Sawston facility costs and, in light of the growing demand for cell therapy manufacturing capacity, could substantially increase the asset value of the Sawston facility.

All of the development activities and licensing for the Sawston facility have been carried out or managed by Advent BioServices, which is also the contract operator of the facility.

Intellectual Property and Orphan Drug Designation

We have an integrated strategy for protection of our technology through both patents and other mechanisms, such as Orphan Drug status. As of December 31, 2024, we have 48 issued patents, including national validations in certain European countries, and 60 pending patent applications worldwide, grouped into 7 patent families. Of these, 38 issued patents, including validations in European countries, and 37 pending patent applications directly relate to our DCVax products. In the United States and Europe, some of our patents and applications relate to compositions and the use of products, while other patents and applications relate to other aspects such as manufacturing. For example, in the United States, we have two issued patents and three pending patent applications that relate to the composition and/or use of our DCVax products. We also have other US patents and applications that cover, among other things, manufacturing methods we believe leads to obtaining optimally activated dendritic cells for treating advanced cancers and an automated system which we believe will help enable the scale-up of production for large numbers of patients on a cost-effective basis. Similarly, in Europe, we have two patents, validated as 15 national patents, issued and three pending patent applications with the European Patent Office (“EPO”) that cover our DCVax products, and other patents and applications that cover aspects such as manufacturing, and the automated system. In Japan, we have three issued patents and four pending patent applications relating to our DCVax products, as well as manufacturing related patents. Patents have been granted or are pending in other foreign jurisdictions which may be potential future markets for our DCVax products.

During 2024, 6 new patents were issued to us as part of our DCVax worldwide patent portfolio, in addition to 10 new patents related to the Flaskworks IP portfolio. The newly issued patents cover methods for manufacturing dendritic cells related to our DCVax products, as well as encompassing certain methods of use and compositions which may be potential future markets for related DCVax products.

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

The expiration dates of the issued US patents in our portfolio involved in our current business range from 2026 to 2036 and pending applications may involve longer time periods. The expiration date of the issued European patent involved in our current business is 2036, and pending applications may involve longer time periods. For some of the earlier dates, we plan to seek extensions of the patent life, and believe we have reasonable grounds for doing so.

Also, during 2024, prosecution continued in various patents and patent applications exclusively in-licensed from various academic institutions. These include patents and patent applications related to enhanced versions of dendritic cells (certain vaccine compositions, immunogenic peptide antigens, and cell - based immunotherapy compositions and methods for their use.

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

Human Capital

The Company continues to operate with a lean staff, supplementing its full-time employees with consultants with various expertise. The Company began the year with 25 full-time employees (FTEs) and ended the year on December 31, 2024 with 25 FTEs. As in the past, the Company relied upon specialists in the areas of manufacturing, construction and construction management, clinical trial management, data validation and analysis, scientific advisory, regulatory advisory, legal, financial accounting and tax, and information technology. For the Company’s international operations in the UK, the Company relies on a contracted workforce. To attract and retain talent, the Company offers a competitive pay and benefits package.

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

Since inception, we have had net cash outflows (losses) from operations. We may never achieve or sustain profitability.

Our auditors have issued a “going concern” audit opinion.

Management has determined and our independent auditors have indicated in their report on our December 31, 2024 financial statements that there is substantial doubt about our ability to continue as a going concern. We have received such a “going concern” opinion each of the preceding years for more than a decade. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation.

Maintaining a strong control environment, free of material weaknesses, is dependent on our ability to retain an adequate number of qualified personnel and/or consultants to perform such control activities and other factors. Our management and our independent auditors previously identified a material weakness for the year ended December 31, 2023, which is now considered remediated.

In connection with the preparation of our financial statements for the year ended December 31, 2023, and prior years, our management and our independent auditor identified a material weakness, which involved applying an incorrect valuation method using the market price actually paid for certain convertible notes rather than a Monte Carlo formula, as described more fully in “Item 9A. Controls and Procedures” of Part I of this Form 10-K. We have undertaken and continue to undertake efforts to strengthen our internal controls and have remediated the material weaknesses as previously noted. We designed and implemented remediation measures to address the material weakness previously identified during the quarter ended December 31, 2023, which was due solely to the material weakness over the valuation of debt and derivative liabilities which primarily involved applying an incorrect valuation method using the market price actually paid for certain convertible notes rather than using a Monte Carlo valuation formula. In light of the material weakness, we enhanced our valuation of debt and derivative liability processes. Based on the actions taken, as well as the evaluation of the design of the new controls, management concluded that the material weakness was remediated as of March 31, 2024 and were operating effectively as of December 31, 2024.

If we do not successfully maintain a strong control environment this could lead to heightened risk for financial reporting mistakes and irregularities, and/or lead to a loss of public confidence in our internal controls that could have a negative effect on the market price of our common stock. In addition, our ability to retain or attract qualified individuals to serve on our Board and to take on key management or other roles within our Company is uncertain.

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

As of December 31, 2024, we had a total of 25 full-time employees. Of this group, only four employees are considered Management. Additional personnel are retained on a consulting or contractor basis. Many biotech companies would typically have a larger number of employees by the time they reach late-stage clinical trials. Such trials and other programs require extensive management capabilities, activities and skill sets, including scientific, medical, regulatory (for FDA and foreign regulatory counterparts), manufacturing, distribution and logistics, site management, reimbursement, business, financial, legal, public relations outreach to both the patient community and physician community, intellectual property, administrative, regulatory (SEC), investor relations and other resources.

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

The manufacturer and manufacturing facilities we use to make any of our products will also be subject to periodic review and inspection by the FDA, MHRA, EMA or other regulators, as applicable. The discovery of any new or previously unknown problems with the product, manufacturer or facility may result in restrictions on the product or manufacturer or facility, including withdrawal of the product from the market. We will continue to be subject to the FDA, the U.K. Medicines and Healthcare Products Regulatory Agency, or MHRA, the European Medicines Agency, or EMA, and other regulatory requirements, as applicable, governing the labeling, packaging, storage, advertising, promotion, recordkeeping, and submission of safety and other post-market information for all of our product candidates, even those that the FDA, MHRA, EMA, or another regulator, as applicable, had approved. If we fail to comply with applicable continuing regulatory requirements, we may be subject to fines, restriction, suspension or withdrawal of regulatory approval, product recalls and seizures, operating restrictions and other adverse consequences.

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

As of December 31, 2024, we had 48 issued patents, including European validations, and 60 pending patent applications worldwide relating to some of our product candidates and related matters such as manufacturing processes. The issued patents expire at various dates from 2026 to 2036. Our issued patents may be challenged, and such challenges may result in reductions in scope, cancellations or invalidations. Our pending patent applications may not result in issued patents. Moreover, our patents and patent applications do not cover all of our product candidates, and may not be sufficient to prevent others from using substantially similar technologies or from developing competing products. We also face the risk that others may independently develop similar or alternative technologies, or design around our patented technologies. As a result, no assurance can be given that any of our pending or future patent applications will be granted, that the scope of any patent protection currently granted or that may be granted in the future will exclude competitors or provide us with competitive advantages, that any of the patents that have been or may be issued to us will be held valid if subsequently challenged, or that other parties will not claim rights to or ownership of our patents or other proprietary rights that we hold.

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

Sales of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to decline. A substantial majority of the outstanding shares of our common stock are freely tradable without restriction or further registration under the Securities Act. As of December 31, 2024, 1,328.6 million shares of our common stock are issued and outstanding. In addition, as of December 31, 2024, 4.1 million shares of our common stock are issuable upon exercise of outstanding warrants, and 130.0 million shares of our common stock are issuable upon exercise of outstanding options.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

We operate in the biotechnology sector, which is subject to various cybersecurity risks that could adversely affect our business, financial condition, and results of operations, including intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy laws and other litigation and legal risk; and reputational risk. We have implemented a risk-based approach to identify and assess the cybersecurity threats that could affect our business and information systems. We use various tools and methodologies to manage cybersecurity risk that are tested on a regular cadence. We also monitor and evaluate our cybersecurity posture and performance on an ongoing basis through regular vulnerability scans, penetration tests and threat intelligence feeds. We require third-party service providers with access to personal, confidential or proprietary information to implement and maintain comprehensive cybersecurity practices consistent with applicable legal standards and industry best practices. Our business depends on the availability, reliability, and security of our information systems, networks, data, and intellectual property. Any disruption, compromise, or breach of our systems or data due to a cybersecurity threat or incident could adversely affect our operations, customer service, product development, and competitive position. They may also result in a breach of our contractual obligations or legal duties to protect the privacy and confidentiality of our stakeholders. Such a breach could expose us to business interruption, lost revenue, ransom payments, remediation costs, liabilities to affected parties, cybersecurity protection costs, lost assets, litigation, regulatory scrutiny and actions, reputational harm, customer dissatisfaction, harm to our vendor relationships, or loss of market share. The Board has delegated primary responsibility for the oversight of cybersecurity matters to members of management who are responsible for implementing and maintaining our cybersecurity and data protection practices. Management reports to the Board at least annually on data protection and cybersecurity matters and reviews, and more frequently as needed. The Company is currently in the process of implementing a more formalized cybersecurity program.

ITEM 2. PROPERTIES

Our corporate headquarters are located at 4800 Montgomery Lane, Bethesda, Maryland, where we lease and occupy an aggregate of approximately 7,097 square feet of office space. The lease covering this property is currently scheduled to expire in August 2026.

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

On June 14, 2024, the defendants filed their last response to the Company’s comments on May 31, 2024, concerning the defendant’s latest MTD. They also asked the Court to schedule an oral argument on the issues raised by these last two filings. The Court never answered the defendants’ request for an oral argument. On January 31, 2025, the Magistrate Judge issued his second R&R dismissing in part the defendants latest MTD on the basis of plaintiff’s having met the requirements of dismissal based on short-term damages but did not approve it based on the pleadings to date based on longer-term damages.

On February 14, 2025, both Plaintiffs and Defendants filed their respective comments on this latest R&R from the Magistrate Judge and on February 28, 2025, each party filed comments on the other parties February 14, 2025 filings. On March 5, 2025, defendants once again filed a motion seeking an oral argument on the most recent issues raised in the Magistrate Judge’s R&R, and on March 6, 2025, Senior Judge Woods denied the motion in writing without prejudice.

On March 26, 2025, Senior Judge Woods issued his opinion adopting Magistrate Stein’s R&R. The next step will be a status conference with the Court to set the discovery schedule for the case.

As previously reported, three stockholders filed in the Delaware Court of Chancery three similar derivative lawsuits against the Company and certain of its directors and officers, including J. Cofer Black, Alton L. Boynton, Leslie J. Goldman, Jerry Jasinowski, Navid Malik,

and Linda F. Powers (the “Individual Defendants”), alleging the Individual Defendants (i) breached their fiduciary duties, and (ii) were unjustly enriched by director and officer compensation awarded in 2020 to the Individual Defendants—notwithstanding the fact that approximately 90% of shareholders voted to approve the Company’s executive compensation (the same compensation that these three stockholders are seeking to challenge) twice (both through its Say on Pay vote at the Company’s Annual Meeting in 2021, and again in a binding vote at the Company’s Annual Meeting in 2022) and approximately 90% of shareholders also voted to approve the director awards at the 2022 Annual Meeting. On March 31, 2022, the Delaware Court of Chancery consolidated these actions into a single action under the caption In re Northwest Biotherapeutics, Inc. Stockholder Litigation (the “Derivative Action”). The descriptions and summary of the lawsuit herein are qualified in their entirety by reference to the proceedings in the Derivative Action, and are described in greater detail by the Company’s June 3, 2024 Definitive Proxy (the “2024 Proxy”).

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

On December 2, 2024, the Individual Defendants filed their motion for summary judgment and brief in support thereof, arguing that the court should enter judgment in favor of the Individual Defendants on the basis of the stockholders’ June 29, 2024 ratification vote. On January 21, 2025, the Plaintiff—who held approximately 0.00089% of the Company’s outstanding shares of stock as of the ratification record date—served discovery requests. On February 14, 2025, the Court issued a letter opinion ruling that allowing Plaintiff to proceed with “full-blown, plenary discovery” would “defeat[] the purpose” of ratification, because that approach “fails to recognize that the [ratification] vote fundamentally altered the factual landscape of the case.” The Court concluded that “the most efficient framework for addressing the effect of the [ratification] vote” is for the Plaintiff to “serve requests for production of documents that seek to obtain the same types of materials regarding the vote that they could have obtained using [8 Del. C. § 220],” then “file an amended and supplemental complaint that pleads [his] bases for challenging the effectiveness of the vote.” As a result of its decision, the Court denied the Individual Defendants’ motion without prejudice.

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

As of March 28, 2025, there were approximately 46,428 holders of record of our common stock. Such holders may include any broker or clearing agencies as holders of record, and in such cases exclude the individual stockholders whose shares are held by such brokers or clearing agencies.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all future earnings, if any, to fund the ongoing development and growth of our business. We do not currently anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended December 31, 2024, the Company issued the following equity securities pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, or the provisions of Rule 506 of Regulation D promulgated under the Securities Act. Except as set forth in such note, the Company did not utilize an underwriter or a placement agent for any of these offerings of its securities. The proceeds were used for general corporate purposes.

During the year ended December 31, 2024, the Company issued an aggregate of 0.8 million shares of Series C convertible preferred stock (the “Series C Shares”) to accredited investors for gross proceeds of approximately $8.2 million.

During the year ended December 31, 2024, the Company converted 1.5 million shares of Series C Shares to 38.2 million common shares.

During the year ended December 31, 2024, the Company issued 0.4 million shares of common Shares at fair value of $0.2 million to a consultant for services provided.

During the year ended December 31, 2024, the Company received $1.5 million cash from the exercise of outstanding warrants with a weighted average exercise price of $0.24 per share. The Company issued approximately 6.5 million shares of common stock upon these warrant exercises.

During the year ended December 31, 2024, certain options and warrants holders elected to exercise some of their options and warrants pursuant to cashless exercise formulas. The Company issued approximately 3.1 million shares of common stock upon exercise of 4.8 million warrants at exercise prices between $0.20 and $0.34 per share, and 0.7 million options at exercise prices of $0.35 per share.

During the year ended December 31, 2024, the Company issued approximately 53.0 million shares of common stock with a fair value of $19.4 million to certain lenders in lieu of cash payments of $14.8 million of debt, including $1.7 million of accrued interest, and settled $1.0 million true-up provision.

During the year ended December 31, 2024, the Company converted $2.7 million convertible notes including $0.2 million accrued interest into 0.5 million Series C preferred shares.

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

The following Management’s Discussion and Analysis provides a historical and prospective narrative on the Company’s financial condition, and results of operations for the year ended December 31, 2024 as compared to the year ended December 31, 2023.

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

Intensive activities continued throughout 2024, including in Q4, in multiple areas including the following:

●	active engagement in the Marketing Authorization Application (MAA) review process and inspections;
●	planning for possible initial commercialization;
●	completion, in collaboration with leading clinicians, of the trial design and protocol for the pediatric brain cancer trials to fulfill the legal requirement for pediatric applications in connection with the MAA for the adult applications;
●	initial assessments of the specific regulatory requirements for applications for product approval in additional countries beyond the UK;
●	working with specialized consultants on preparations for reimbursement evaluation processes;
●	potential expansion of the scope of the Company’s compassionate use program through private clinics;
●	completion of technology transfer and process development for the DCVax-Direct manufacturing processes to meet UK regulatory requirements (with the DCVax-Direct products able to be supplied globally);
●	development of streamlined Grade C lab plan for the Sawston facility with faster timeframe and substantially reduced capital cost;
●	completion of process development for a new and potentially enhanced version of the DCVax-Direct product;
●	design of initial DCVax-Direct clinical trials, in collaboration with leading clinicians, and completion of drafting of initial protocols for upcoming IND submissions;
●	negotiations with multiple independent parties for potential manufacturing in the U.S.;
●	clinical development activities for initial applications of IP from the portfolio in-licensed from Roswell Park at mid-year;
●	completion of an upgraded Flaskworks machine for GMP prototypes, and plans to reduce the dimensions and footprint;
●	commercial collaborations: completion of a License and Supply Agreement with a company for a TLR agonist booster agent; negotiations in process with other companies for in-license of a different type of booster agent; and negotiations in process for a possible acquisition;

●	internal lab research evaluating multiple booster agents for use (alone or in combinations) with DCVax-L and/or DCVax-Direct, and generating potential new intellectual property;
●	vigorous prosecution of patent applications; numerous new patents granted or allowed;
●	extensive litigation activities.

These activities continued to require extensive use of specialized technical and regulatory consultants and legal counsel, with the costs of these services alone totaling about one-third of all costs incurred by the Company for the year (about $18 million). Costs incurred just for the GMP facilities themselves - not including any personnel or program costs - continued to be very expensive (multi millions) as is typically the case for GMP clean room facilities. In addition, some costs that may be minor in other types of businesses are substantial in the Company’s business (e.g., $5 million per year for insurance coverages).

Marketing Authorization Application (MAA) and Inspections. The Company continued working with teams of specialized consultants on the MAA process, including onsite inspections in the U.K. and U.S., and ongoing production of documents and information before, during and after the inspections. The Company is actively engaged in the ongoing process, and the Company has decided not to attend ASCO this year in order to stay focused on interactions with the MHRA and efforts to move forward as quickly as possible.  As previously reported, the Company plans to announce the results when the MHRA review and decision-making is finished and does not plan to provide interim updates.

Planning for Possible Initial Commercialization. The Company’s contract manufacturer, Advent BioServices, has prepared plans for how the manufacturing of DCVax-L products could be ramped up in the event of potential commercialization using just the existing two manufacturing suites and facilities, and could potentially reach a significant portion of the Glioblastoma patients in the UK. The plans include a transition from a single daily shift of operations to two shifts daily, supply chain considerations and determination of the personnel that would be required. The plans also include potential arrangements for a simplified initial Grade C lab, as described below. Advent estimates that this simplified initial Grade C lab could enable doubling of the production that would be feasible with the existing two manufacturing suites. Arrangements with private clinics have also been developed, as described below, which could potentially assist with initial commercialization. In addition, during 2024, the Sawston facility received its first regulatory inspection under the MIA license that was approved by the MHRA in March 2023 for commercial manufacturing of cell therapy products. This was an important milestone to confirm that the Sawston facility is operating on an ongoing basis at the level required for potential commercial operations

Simplified Grade C Lab in the Sawston Facility. The Sawston facility current has two Grade B labs. Such labs are required to be used for any manufacturing process that involves any open steps (i.e., open to the air). Grade C labs are much less expensive to operate, and allow multiple patients’ products to be manufactured at the same time in the same lab, but may only be used with closed systems. The Flaskworks system is closed and suitable for Grade C labs.  The design and engineering works were previously completed for two Grade C labs, but the buildout will require substantial capital. Since the Company believes it will have adequate capacity for initial possible commercialization with the two Grade B labs, the Company has held off on raising and using the capital required to build the two Grade C labs.  Meanwhile, Advent has devised plans for a simplified initial Grade C lab adjacent to one of the Grade B labs, making use of existing shell space and drawing upon some of the infrastructure associated with the Grade B lab. The simplified Grade C lab can be completed for a fraction of the cost and less than half the time for the regular Grade C labs. The Company anticipates potentially proceeding with this in the coming months when appropriate.

Potential Manufacturing in the US. During much of 2024 and Q1 2025, the Company has been in discussions with a series of half a dozen independent parties with GMP facilities in diverse areas of the US, to obtain capacity and availability for potential manufacturing in the US.  The manufacturing is initially contemplated to include DCVax-L products and DC products involving the IP in-licensed from Roswell Park and the University of Pittsburgh.

Pediatric Brain Cancer Trial. The Company worked throughout the year to obtain engagement of pediatric neurosurgeons and neuro-oncologists for the pediatric trial that is legally required in connection with the MAA application for adult patients.  The clinicians requested substantial changes in the trial design and plans that had been approved by MHRA.  After a long process, a new trial design was agreed by the clinicians.  The Company plans to obtain MHRA approval of the new design and move forward with the trial in due course.

Applications for Approval in Additional Countries Beyond the UK. During Q4 2024, the Company engaged specialized consultants to review the regulatory requirements for submission of an application for product approval in certain additional countries beyond the UK, review the MAA package that the Company submitted in the UK, and determine what changes or additions would be needed to adapt the MAA package for certain other applications. The Company’s work with these consultants is ongoing.

Reimbursement. The Company has been working with its specialized reimbursement consultants to evaluate the categories of review processes which could potentially apply to the Company’s DCVax-L product for Glioblastoma brain cancer (GBM).  The Company and its consultants are gathering information needed for the health economics and outcomes (HEO) analyses, and analyses of the relevant clinical landscape.

Compassionate Use Program. The Company receives an ongoing stream of requests from patients and physicians for compassionate use of its DCVax products for a variety of cancers and patient situations. The Company has been operating a Specials program in the UK for a number of years to try to help brain cancer patients where it can.  During 2024, the Company established collaborations with several private clinics in London to enable the Specials program to be expanded and increased. The Company is in the process of making the operational arrangements to implement these clinic collaborations for an expanded program. The Company is also working on significant cost reductions. The Company believes that having these private clinic arrangements in place will also be quite helpful for initial potential commercialization.

DCVax-Direct Manufacturing. The Company’s contract manufacturer, Advent BioServices has completed the long process of developing the DCVax-Direct manufacturing process in the UK and is ready to proceed with production of  DCVax-Direct for clinical trials commencing in Q2 2025.  This process has taken nearly two years, in between priority work related to the MAA, and has involved a number of stages including technology transfer to the U.K, development of new SOPs (Standard Operating Procedures) and regulatory documents, identification and evaluation of commercially available systems to substitute for the TFF system previously used for the DCVax-Direct production, engineering runs and data generation to confirm comparability, etc.

New DCVax-Direct Product (DCVax-DR). Advent has also completed the long process of developing a new formulation of DCVax-Direct (referred to as DCVax-DR). As previously reported, it was necessary to develop second version of DCVax-Direct because of a persistent worldwide shortage of a key ingredient in the original DCVax formulation (an immune booster ingredient). Developing the second formulation required research into a range of other candidate ingredients to identify ones with sufficiently similar properties or immunological results, testing to determination the appropriate amount and methods of incorporating such candidate ingredients, further testing and data generation to confirm comparability, and development of new SOPs and other regulatory documents.  In parallel, Advent has also undertaken extensive efforts to secure supplies of the original booster ingredient, and has found a suitable source.  The Company plans to have Advent produce the original formulation of DCVax-Direct as well as the DCVax-DR formulation, and to test both in further clinical trials for optimal results.

DCVax-Direct Clinical Trials. The Company has been preparing for resumption of clinical trials of DCVax-Direct for quite a while, and plans to conduct those trials in the U.S.  The Company has been working with clinicians for months to design the first two trials (one pediatric, one adult). The protocol for the first trial has been drafted, discussed and agreed with the clinicians and is in late stage review by the clinicians and their institution. The protocol for the second trial has been drafted and is undergoing discussion and modifications with the clinicians. The Company plans to submit both studies to the FDA in Q2 2025, and plans to announce the details after they have been cleared by the FDA. These trials have particularly been designed to be compact and streamlined, using Simon’s two-stage designs to start small and then expand if encouraging results are seen, and focusing on tumor response (shrinkage) endpoints which have a much faster timeframe than time-to-event endpoints such as overall survival, which do not require any control arms and which can be much smaller and more economical trials for value creation. The Company’s prior Phase 1 trial at MD Anderson covered 13 diverse types of solid tumors in very late stage patients with multiple inoperable tumors who had failed all standard treatments. The trial results were very encouraging and the Company is building on those results in several ways for the upcoming trials.

Clinical Trials With Roswell and Pittsburgh IP. The Company has been working with Dr. Kalinski and leading clinicians to develop arrangements for clinical trials of two dendritic cell treatments from the portfolios in-licensed by the Company from Roswell Park and the University of Pittsburgh.  One of the DC treatments involves loading DCs with abnormal tumor blood vessel antigens (TBVA), and the other involves intra-tumoral injection of unloaded dendritic cells (similar to the Company’s DCVax-Direct but with the DCs prepared differently and having different properties).  Each of these two products is anticipated to be applicable to most types of solid tumors. The DCs loaded with TBVA have already been tested in a Phase 1 trial for melanoma and the results were encouraging.  The trials being planned will utilize Simon’s two-stage designs in order to start small and then expand only if encouraging results are seen.  These trials will also use Simon’s two stage designs and will focus on tumor response endpoints in order to be compact and efficient. These trials are separate from the investigator-sponsored trials in the portfolios licensed from Roswell and Pittsburgh.

Flaskworks System. During 2024, the Company’s Flaskworks team and Advent, together with a specialized external contractor, completed the design work for a GMP-compatible second prototype of its system for closed preparation of DCVax-L products. An initial prototype had been completed in 2023. The second prototype included upgraded functionality, however it was also considerably larger than the first prototype as a result, and the effect would be to reduce the number of systems that could fit in each Grade C lab and hence reduce the amount of products that could be produced. After further evaluations, the Company decided to go forward with the first prototype. The Company has arranged for another specialized external contractor (in the UK), has brought that contractor up to speed and has that contractor standing by to fabricate GMP units of the first prototype as soon as the Company is ready.  The Flaskworks units will only be usable in the Grade C labs, and hence are not useful until the Grade C labs have been constructed, validated and are operational. Since the timeframe for fabricating the Flaskworks units is much shorter than the timeframe for buildout of the Grade C labs (including the simplified initial Grade C lab), the Company has been holding off on proceeding with the fabrication until closer to the time when the initial Grade C lab will be operational.

Commercial Collaborations. The Company has undertaken discussions and negotiations with a number of companies who have products that could serve as booster agents either in the manufacturing of DCVax products or in combination treatment regimens with DCVax or both. The Company has completed a License and Supply Agreement with a company for one such agent, which is a TLR (toll like receptor) agonist, and the Company is now in the process of collaborating with that Company to design a clinical trial of a combination treatment regimen. The Company has already identified lead investigators for this trial, and anticipates submitting the IND for this trial to the FDA in Q2 2025.  The Company plans to announce the trial when the IND has been cleared by the FDA.  The Company is also testing this TLR agonist in its internal lab research on enhanced versions of DCs, as described below.

The Company has been in discussions since mid-2024 with a different company to in-license a different type of booster agent – one that big pharma has been trying for years to develop as a treatment itself. The Company executed a Material Transfer Agreement with that company and has been testing samples of this agent in internal lab research as described below. The Company has also been in negotiations since early Q4 2024 for potential acquisition of another company with a dendritic cell related technology. The Company hopes to complete these negotiations during Q2 or Q3 2025.

Internal Lab Research on Booster Agents. The Company has developed a substantial portfolio of agents that have already been in-licensed or are in discussions for in-licensing, and that may further boost the potency of the dendritic cells in DCVax products.  The Company believes that administering an extra potent DCVax treatment may be helpful in its clinical trials going forward, as those trials will be focusing on tumor response (shrinkage) endpoints.

The Company has been conducting lab research in-house in its Flaskworks facility to test the effects of these booster agents alone and in combination, in both DCVax-L and DCVax-Direct products.  The results have differed in the DCVax-L dendritic cells vs. the DCVax-Direct dendritic cells, and have varied according to the dose, the timing, the combinations and other factors.  It appears that some of this research may potentially create some new IP. The Company plans to continue this lab research while the initial clinical trials of DCVax-Direct get under way, and then plans to select the most useful booster agent(s) or combination(s) to produce enhanced versions of DCVax products for testing in additional trial cohorts.

Intellectual Property. The Company continued to devote substantial resources to building its patent portfolio as a key part of building its franchise in dendritic cell technologies. During 2024, 6 new patents were issued to us related to DCVax products and processes, and 10 new patents were issued or allowed relating to Flaskworks technologies. As of December 31, 2024, we had built an overall portfolio of more than 55 issued patents (including European validations) and more than 65 pending patent applications (including European validations) worldwide, grouped into a number of patent families.  In addition, the Company is continuing to in-licensed patents developed by others which it believes add further breadth and strategic value.

Positive Progress in Litigation. Throughout 2024, the Company devoted significant amounts of bandwidth and resources to litigation activities, and the Company plans to continue doing so. The Company believes the litigation activities are making important progress. See Item 1, Legal Proceedings, above.

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

The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As a result of entering into a convertible debt instrument (see Note 7) for which such instrument contained a variable conversion feature with no floor price, the Company has adopted a sequencing policy as described below within Note 3 in accordance with ASC 815-40-35-12 “Derivatives and Hedging” (provides comprehensive guidance on derivative and hedging transactions) whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors.

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

As of December 31, 2024 and 2023, the undiscounted net future cash flows of the U.K. property were greater than the carrying value. Therefore, no impairment loss was considered necessary.

Sequencing

The Company adopted a sequencing policy under ASC 815-40-35 whereby in the event that reclassification of contracts from equity to liabilities is necessary pursuant to ASC 815 due to (i) the Company’s inability to demonstrate it has sufficient authorized shares as result of certain financial instrument with a potentially indeterminable number of shares due to a variable conversion feature with no floor, or (ii) the company committing more shares than authorized, all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors. While temporary suspensions are in place to keep the potential exercises beneath the number authorized, certain instruments are classified as liabilities, after allocating available authorized shares on the basis of the earliest maturity date of potentially dilutive instruments. Pursuant to ASC 815, issuance of stock-based awards to the Company’s employees, nonemployees or directors are not subject to the sequencing policy.

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

Recently Adopted Accounting Standards

Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Improvements to Reportable Segment Disclosures (Topic 280)” which is intended to improve reportable segment disclosure requirements, primarily through incremental disclosures of segment information on an annual and interim basis for all public entities. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. The ASU is to be applied retrospectively to all prior periods presented in the financial statements and is effective for our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and interim periods thereafter. The Company adopted this guidance with no material impact on its consolidated financial statements, and our expanded disclosures are included below under “Segment Information.”

Recently Issued Accounting Standards Not Yet Adopted

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

For the Years Ended December 31, 2024 and, 2023

We recognized a net loss of $83.8 million and $62.6 million for the years ended December 31, 2024 and 2023.

Net cash used in operations was $57.0 million and $53.6 million for the years ended December 31, 2024 and 2023, respectively.

Research and development expense

For the years ended December 31, 2024 and 2023, research and development expense were $34.9 million and $27.7 million, respectively. The breakdown of this increase in R&D expenses in 2024 as compared to 2023 was primarily related to a net increase in expenses of approximately:

●	$2.4 million for the ramp up toward resumption of DCVax-Direct production,
●	$2.2 million for the costs of prosecuting the MAA application at the MHRA in 2024
●	$1.4 million for specialized scientific testing,
●	$0.8 million for manufacturing cost increases in the Specials-Compassionate Treatment program, and
●	$0.1 million increase in stock-based compensation

for a total year over year increase of approximately $7.2 million in Research and Development expenditures involving substantial progress on some of the Company’s most important programs.

General and Administrative Expense

General and administrative expenses were $33.0 million and $29.7 million for the years ended December 31, 2024 and 2023, respectively.

The increase of $3.3 million in 2024 compared to 2023 was mainly related to an increase of $3.8 million in legal expenses, which was partially offset by a decrease of $0.4 million related to stock-based compensation.

Change in Fair Value of Derivatives

We recognized a non - cash gain of $0.4 million and $3.6 million for the years ended December 31, 2024 and 2023, respectively. The gain was primarily due to the decrease of our closing stock price as of December 31, 2024 compared to December 31, 2023. The higher gain in 2023 was mainly due to the non-cash revaluation gain recognized as of January 9, 2023, when we reclassed all warrants from liability classified to equity classified. The stock price on January 9, 2023 and December 31, 2022 was $0.71 and $0.78 per share, respectively.

Change in Fair Value of Convertible Notes

We recognized a non-cash gain of $7.7 million and a non-cash loss of $2.0 million from the change in fair value of the convertible notes during the year ended December 31, 2024 and 2023, respectively. The gain during the year ended December 31, 2024 was primarily due to the decrease of stock price as of December 31, 2024 compared to December 31, 2023. The loss during the year ended December 31, 2023 was primarily due to the increase in the stock price as of December 31, 2023 compared to the stock price on the issuance dates in August and September 2023.

Debt Extinguishment

We recognized approximately $14.4 million and $5.4 million debt extinguishment loss during the year ended December 31, 2024 and 2023, respectively, from debt redemptions and debt amendments. The increase during the year ended December 31, 2024 compared to the year ended December 31, 2023 was mainly due to multiple amendments on the existing convertible notes at fair value which resulted an aggregate debt extinguishment loss of $8.7 million.

Loss from Issuance of Debt

During the year ended December 31, 2024, we recognized an $0.8 million loss from the issuance of the Yorkville Note, which we elected to account for under the FVO. The estimated fair value of the Yorkville Note on the issuance date was approximately $5.8 million, which resulted in a loss of $0.8 million calculated at the difference between the principal amount and the fair value of the Yorkville Note.

Loss from warrant modification

During the years ended December 31, 2024, we recognized an $0.8 million loss from warrant modifications related to an amendment to certain warrants that were liability classified and such amendment was in conjunction with an equity offering.

Interest expense

During the years ended December 31, 2024 and 2023, we recorded interest expense of $7.8 million and $5.2 million, respectively. The increase in interest expense in 2024 was mainly related to an increase of outstanding debt balance.

Foreign currency transaction (loss) gain

During the years ended December 31, 2024 and 2023, we recognized foreign currency transaction loss of $1.5 million and a gain of $2.0 million, respectively. The loss was due to the strengthening of U.S. dollar relative to the British pound sterling and vice versa for the gain.

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

Contingent Contractual Payment

The following table summarizes our contractual obligations as of December 31, 2024 (in thousands):

	Payment Due by Period
		Less than	1 to 2	3 to 5
	Total	1 Year	Years	Years
Short term convertible notes payable (1)
6% unsecured	$258	$258	$—	$—
8% unsecured	1,881	1,881	—	—
Short term convertible notes payable at fair value (2)
8% unsecured	1,017	1,017	—	—
10% unsecured	574	574	—	—
11% unsecured	17,189	17,189	—	—
Short term notes payable (3)
0% unsecured	2,140	2,140	—	—
6% secured	262	262	—	—
8% unsecured	12,119	12,119	—	—
12% unsecured	978	978	—	—
Long term convertible notes payable at fair value (2)
0% unsecured	5,000	—	5,000	—
11% unsecured	8,824	—	8,824	—
Long term notes payable (4)
8% unsecured	14,604	—	14,604	—
Operating leases (5)	3,683	885	842	1,956
Minimum commitment obligation (6)	5,827	—	5,827	—
Total	$74,356	$37,303	$35,097	$1,956
(1)	The obligations related to short-term convertible notes were approximately $2.1 million as of December 31, 2024, which included remaining contractual unpaid interest of $0.2 million.
(2)	The obligations related to certain convertible notes at fair value were approximately $32.6 million as of December 31, 2024, which included remaining contractual unpaid interest of $2.3 million.
(3)	The obligations related to short-term notes were approximately $15.5 million as of December 31, 2024, which included unpaid interest of $0.9 million.
(4)	The obligations related to long-term notes were approximately $14.6 million as of December 31, 2024, which included unpaid interest for the next two years of approximately $1.4 million.
(5)	The operating lease obligations during the next two years included approximately $0.4 million for our offices in Maryland and U.K. Approximately £1.1 million ($1.4 million) in lease obligations during the next two years and approximately £1.7 million ($2.1 million) for the next three to five years related to the Vision Centre in the U.K. that we leased back in December 2018.
(6)	The minimum commitment obligation included minimum required payments to Advent BioServices under the current Manufacturing Services Agreement. The Manufacturing Services Agreement remains in force until five years after the first commercial sales of DCVax-L products pursuant to a marketing authorization, accelerated approval or other commercial approval, unless cancelled. Either party may terminate this agreement without cause upon 12 months’ prior written notice. During the notice period services would still be provided. Minimum required payments for this notice period are anticipated to total approximately £4.5 million ($5.7 million).

Operating Activities

We used $57.0 million and $53.6 million in cash for operating activities during the years ended December 31, 2024 and 2023, respectively. The increase in cash used in operating activities was primarily attributable to an increase in clinical trial related expenditures.

Investing Activities

We spent approximately $1.0 million and $3.4 million in cash for purchases of equipment in the U.K. and the build-out of our facility in Sawston, U.K. during the years ended December 31, 2024 and 2023, respectively.

Financing Activities

We received approximately $8.2 million and $13.3 million cash from issuances of 0.8 million and 1.0 million shares of Series C convertible preferred stock during the years ended December 31, 2024 and 2023, respectively.

We received approximately $14.2 million from issuances of common stock during the year ended December 31, 2024.

We received approximately $1.5 million and $1.7 million of cash proceeds from the exercise of warrants and options during the years ended December 31, 2024 and 2023, respectively.

We received approximately $14.0 million and $20.0 million in cash proceeds from the issuance of multiple notes payable during the years ended December 31, 2024 and 2023, respectively.

We received approximately $20.0 million and $13.3 million cash proceeds from issuance of convertible notes payable to individual lenders during the year ended December 31, 2024 and 2023, respectively.

We received $50,000 and $5.0 million from issuance of non-dilutive funding agreements during the year ended December 31, 2024 and 2023, respectively.

We made aggregate debt payments of $1.4 million and $0.4 million during the years ended December 31, 2024 and 2023, respectively.

We made repayment of $0.2 million of investor advances during the year ended December 31, 2023.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of December 31, 2024 and 2023 and for the fiscal years ended December 31, 2024 and 2023, begins on page F-1 of this Annual Report on Form 10-K.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. In making this assessment, the Company’s management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Our management concluded that as of December 31, 2024, our disclosure controls and procedures were effective.

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

Management of the Company, including our CEO and Principal Financial and Accounting Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. Based on this assessment, we determined that we have effectively designed and implemented, consistently performed, and tested the functioning of these controls. Accordingly, we concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

Attestation Report on Internal Control over Financial Reporting

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm because we qualified as a “smaller reporting company and non-accelerated filer.”

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

Name	Age	Position
Linda F. Powers	69	Class III Director, Chairperson, President and Chief Executive Officer, Chief Financial and Accounting Officer
J. Cofer Black	74	Class I Director
Dr. Alton L. Boynton	79	Class I Director, Chief Scientific Officer
Pat Sarma	79	Class II Director
Dr. Navid Malik	55	Class III Director

Director Biographies

Linda F. Powers.   Ms. Powers has served as the Chairperson of our Board of Directors since her appointment on May 17, 2007, Chief Executive Officer and President since June 8, 2011 and Chief Financial and Accounting Officer since June 8, 2020. Ms. Powers served as a managing director of Toucan Capital Fund II from 2001 to 2010, and Toucan Capital Fund III from 2010 to 2018. She also has over 20 years’ experience in corporate finance and restructurings, mergers and acquisitions, joint ventures and intellectual property licensing. Ms. Powers is or was previously a Board member of the Rosalind Franklin Society, M2GEN (an affiliate of Moffitt Cancer Center) and the Chinese Biopharmaceutical Association. She was the Chair of the Maryland Stem Cell Research Commission for the first two years of the state’s stem cell funding program, and has served an additional 14 years on the Commission. Ms. Powers served for several years on a Steering Committee of the National Academy of Sciences, evaluating government research funding, and was appointed to three Governors’ commissions created to determine how to build the respective states’ biotech and other high-tech industries. For more than six years, Ms. Powers taught an annual internal course at the National Institutes of Health for the bench scientists and technology transfer personnel on the development and commercialization of medical products. Ms. Powers serves on the boards of several private biotechnology companies. Ms. Powers holds a B.A. from Princeton University, where she graduated magna cum laude and Phi Beta Kappa. She also earned a J.D., magna cum laude, from Harvard Law School. We believe Ms. Powers’ background and experience make her well qualified to serve as a Director.

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

EXECUTIVE OFFICERS

The following table sets forth information regarding the Company’s current executive officers.

Name	Age	Position
Linda F. Powers	69	Class III Director, Chairperson, President and Chief Executive Officer, Chief Financial and Accounting Officer

Dr. Alton L. Boynton	79	Class I Director, Chief Scientific Officer

Leslie J. Goldman	79	Senior Vice President, General Counsel

Dr. Marnix L. Bosch	65	Chief Technical Officer

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

CORPORATE GOVERNANCE

Board Leadership Structure

The Board believes that Ms. Powers’ service as both Chairperson of the Board and Chief Executive Officer is in the Company’s and our stockholders’ best interests. Ms. Powers possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing us, and is thus, we believe, best positioned to develop Company strategies, business plans and priorities, and corresponding Board agendas that ensure that the Board’s time and attention are focused on the most critical matters. The Company has multiple major programs under way, with operations and infrastructure on two continents, which require heightened efficiency and involvement between the Board and management. Ms. Powers’ combined role enables decisive leadership, and, we believe, facilitates this efficiency and involvement. In March 2024, Mr. Pat Sarma was appointed to the Board to replace Mr. Jerry Jasinowski, who retired for medical reasons.

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

Compensation Committee

The Compensation Committee is responsible for determining the overall compensation levels of our executive officers and administering our equity compensation plans. The Compensation Committee currently consists of Dr. Malik, Ambassador Black and Mr.Sarma. Our

Board of Directors has determined that each member of the Compensation Committee is “independent” under the current listing standards of Nasdaq. The Compensation Committee acts under a written charter, which is posted on our website at www.nwbio.com/board-committee-charters/.

Conflicts Committee

The Conflicts Committee is responsible for review and evaluation of related party matters including related party transactions. The Conflicts Committee currently consists of Ambassador Black, Mr. Sarma and Dr. Malik. Our Board of Directors has determined that each member of the Conflicts Committee is “independent” within the meaning of Section 5605(a)(2) of the Nasdaq Stock Market Rules. The Conflicts Committee acts under a written charter, which is posted on our website at www.nwbio.com/board-committee-charters/. The Conflicts Committee does not delegate its authority pursuant to its written charter.

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

The Nominations Committee currently consists of Dr. Malik and Ambassador Black. The Board of Directors has determined that each member of the Nominations Committee is “independent” under the current listing standards of Nasdaq. The Board of Directors has adopted a written charter setting forth the authority and responsibilities of the Nominations Committee.

Information Regarding Meetings of the Board and Committees

The business of our Company is under the general oversight of our Board, as provided by the laws of Delaware and our bylaws. During 2024, the Board held 13 meetings and also conducted business by written consent. During 2024, the Audit Committee held 4 meetings and the Conflicts Committee held 3 meetings; and the Compensation Committee held 2 meetings. The Nominations Committee did not hold any meetings. Each person who was a director during 2024 attended at least 75% of the 13 Board meetings. We do not have a formal written policy with respect to Board members’ attendance at our annual meeting of stockholders. All five of our directors attended our last annual meeting of stockholders.

Code of Conduct

We have an established Code of Conduct applicable to all Board members, executive officers, employees and contractors. Our Code of Conduct is posted on our website at www.nwbio.com.

Insider Trading Policy

We have adopted an insider trading policy that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards. Our insider trading policy applies to directors, officers, and employees and prohibits the trading of our securities on the basis of material, nonpublic information. For additional details, please refer to the information under the heading “Insider Trading Policy” in our Code of Conduct, which we filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

This Compensation Discussion and Analysis describes the compensation program for the Company’s principal executive and principal financial officer, and our three most highly compensated executive officers other than our principal executive and financial officer who were serving as executive officers as of December 31, 2024. We refer to these individuals as our “named executive officers” or “NEOs.”

For purposes of this executive compensation discussion, the names and positions of our named executive officers for the 2024 fiscal year were:

●	Linda F. Powers, President and Chief Executive Officer, Chief Financial and Accounting Officer;
●	Leslie Goldman, Senior Vice President and General Counsel; and
●	Marnix L. Bosch, Ph.D., Chief Technical Officer.

Philosophy and Objectives

Our success is highly dependent on our ability to attract, engage and retain executive officers who possess the skills, competencies and passion that are consistent with our vision. To this end, our compensation program has been developed with the following overarching principles in mind:

●	the pay of our NEOs should balance incentivizing performance, building stockholder value and ensuring retention;
●	our executive compensation program should enable us to recruit, develop, motivate and retain top talent.

Periodically, the Compensation Committee reviews the objectives and components of our executive compensation program to assess whether they continue to align with these principles.

Risk Management and Mitigation

The Compensation Committee also considers whether our compensation policies and practices could affect our risk profile and whether such compensation policies and practices could potentially encourage excessive risk taking by our employees. In considering these issues, the Compensation Committee has not found that our compensation policies and other policies generally raised undue risks for the Company or potentially could encourage excessive risk taking by our employees.

Elements of 2024 Compensation

Base Salary

Base salary is the fixed portion of an executive’s annual compensation. The Compensation Committee does not use a formulaic approach when setting an executive officer’s base salary. The Committee considers the nature and responsibility of the NEO’s position and, where applicable, the executive’s performance of multiple roles that would typically be held by separate executives (with separate compensation) at other companies. The Committee takes account of the NEOs’ compensation history, and that payment of bonuses has tended to be substantially delayed. The Committee also considers the Company’s progress and management’s recommendations about compensation.

The Compensation Committee typically reviews base salaries on an annual basis. The Committee deliberates and reaches recommendations and decisions without management present.

For 2024, the Compensation Committee and Board did not make any increase in the base salaries of the NEOs.

Annual Bonus Awards

Our NEOs are eligible to receive an annual bonus in respect of their individual performance and the performance of the Company. The Company determines Annual Bonus Awards based upon progress achieved in the Company’s programs (including clinical development, manufacturing, intellectual property and finances) and progress toward potential eventual commercialization, as well as the individual’s roles and contributions toward the progress. The performance and progress achieved during a given year are evaluated after the end of that calendar year, and bonuses for the given year are determined based upon that evaluation

For 2024, the Compensation Committee and Board have not yet determined bonuses for the NEOs. They plan to do so in due course.

Equity Awards

The Company did not make any equity compensation awards to the NEOs in 2024. The Company has made no equity awards to NEOs since option awards were last granted in 2020.

Overall in the 14 years since 2011, the Company has only made equity awards in 2018 and 2020 to two of its NEOs (Ms. Powers and Mr. Goldman), and has only made equity awards to the other NEO (Dr. Bosch) in 2012, 2017 and 2020 in these 14 years.

The equity pool reserved for employees and directors established under the Company’s Equity Compensation Plan remains in place. The pool includes 20% of the Company’s securities, some of which have been issued to employees and directors and some of which remain available in the pool. The Company has been advised by an independent compensation consultant that it is not uncommon for pre-commercial biotech companies to set aside 15-20% of their equity in a pool for employees and directors.

Other Compensation Plans

401(k) Plan. The NEOs are eligible to participate in employee benefit plans and programs, including long-term disability, to the same extent as the Company’s other full-time employees, subject to the terms and eligibility requirements of those plans. The NEOs are also eligible to participate in our 401(k) plan, subject to limits imposed by the Internal Revenue Code, to the same extent as the Company’s other full-time employees.

Other Benefits. We do not maintain any defined benefit pension plans or any nonqualified deferred compensation plans.

Limited Perquisites. Perquisites or other personal benefits are not a significant component of the compensation to our NEOs. We provide only limited perquisites to our NEOs, such as coverage of phone and internet costs.

Employment Agreements. The Company entered into employment agreements with each of Ms. Powers, Mr. Goldman and Dr. Bosch in 2011. The 2011 agreements have expired. The Company entered into a new employment agreement with Dr. Bosch, which is currently in effect. The Company plans to enter into new employment agreements with Ms. Powers and Mr. Goldman in due course.

Process for Setting Executive Compensation

Compensation Committee Review

Our Compensation Committee reviews the elements of our NEOs’ total compensation during the year, as described above. An external compensation consultant has been engaged. In making compensation decisions, the Committee may rely upon advice from the compensation consultant as well as its own judgment after reviewing relevant information.

The Compensation Committee does not use a formulaic approach when setting a NEO’s base salary. The Committee considers various factors, including the nature and responsibility of the NEO’s position; where applicable, the executive’s performance of multiple roles that would typically be held by separate executives (with separate compensation) at other companies; the executive’s performance; and the Company’s progress. The Committee takes account of the NEO’s compensation history, and the fact that payment of bonuses has tended to be substantially delayed. The Committee also considers management’s recommendations about compensation.

The Compensation Committee typically reviews base salaries on an annual basis. The Committee deliberates and reaches recommendations and decisions without management present. However, at the Committee’s request, the CEO may review with the Committee the performance of the other executive officers. Our Compensation Committee gives substantial weight to the CEO’s evaluations and recommendations because she is particularly able to assess the other executive officers’ performance and contributions.

Independent Compensation Consultant

The evaluations and analyses for the 2024 base salaries for the Company’s NEOs were done internally, and not by a compensation consultant. However, a compensation consultant has been engaged to assist in the compensation process going forward.

Compensation Committee Report

The compensation committee has reviewed and discussed the compensation discussion and analysis included in this Annual Report on Form 10-K with management and, based on such review and discussions, the compensation committee recommended to our board of directors that the compensation discussion and analysis be included in the Company’s Annual Report on Form 10-K for filing with the SEC.

The foregoing report has been furnished by the Compensation Committee.

Dr. Navid Malik (Chairperson)

Cofer Black

Pat Sarma

Summary Compensation Table

The following table sets forth certain information concerning compensation paid to or accrued for our executive officers, referred to as our Named Executive Officers (NEOs), during the years ended December 31, 2024 and 2023.

					Option
		Salary	Bonus		Awards	Total
Name and Principal Position	Year	($)	($) (1)		($)	($)

Linda F. Powers	2024	$925,000	$—		$—	$925,000
Chairperson, President & Chief Executive Officer	2023	$925,000	$300,000	(2)	$—	$1,225,000

Leslie Goldman	2024	$725,000	$—		$—	$725,000
Senior Vice President and General Counsel	2023	$725,000	$250,000	(3)	$—	$975,000

Marnix L. Bosch, Ph.D.	2024	$453,600	$—		$—	$453,600
Chief Technical Officer	2023	$453,600	$180,000	(4)	$—	$633,600
(1)	The Company plans to award performance bonuses for NEOs for 2024, but these bonuses have not yet been determined.
(2)	This 2023 bonus has been approved but has not been paid to date.
(3)	This 2023 bonus has been approved but has not been paid to date.
(4)	Dr. Bosch was relocated to our subsidiary in Netherlands effective August 1, 2019. His current annual salary is 420,000 euros, which is equivalent to approximately $454,000. Dr. Bosch’s compensation is paid in Euros and therefore varies based on the exchange rate. The compensation amounts paid to Dr. Bosch presented in the table above are determined by multiplying the amount of euros paid by the average exchange rate of $1.08 per euro for both fiscal 2024 and 2023. The 2023 bonus for Dr. Bosch has been approved but only a portion of it ($110,000) has been paid to date.

Outstanding Equity Awards at Fiscal Year-End

The following table shows outstanding stock option awards classified as exercisable and un-exercisable as of December 31, 2024:

	Securities Underlying Unexercised Option Awards
	Number of		Number of	Option
	Unexercised		Unexercised	Exercise	Option
	Options (#)		Options	Price	Expiration
Name and Principal Position	Exercisable (1)		(#) Unexercisable	($)	Date

Linda F. Powers	39,200,000	(2)	—	$0.23	5/28/2028
Chairperson, President & Chief Executive Officer,	10,770,429	(3)	—	$0.35	7/2/2030
Chief Financial and Accounting Officer	32,558,724	(3)	—	$0.35	12/1/2030
	11,789,879	(4)	—	$0.55	9/2/2030

Leslie Goldman	24,500,000	(5)	—	$0.23	5/28/2028
Senior Vice President and General Counsel	6,731,518	(6)	—	$0.35	7/2/2030
	21,822,937	(6)	—	$0.35	12/1/2030
	5,894,939	(7)	—	$0.55	9/2/2030

Marnix Bosch	7,740,182	(8)	—	$0.25	6/13/2027
Chief Technical Officer	10,798,729	(9)	—	$0.35	7/2/2030
	16,630,726	(10)	—	$0.35	12/1/2030
(1)	Ms. Powers and Mr. Goldman are subject to a voluntary blocking agreement under which they cannot exercise any options, warrants or other derivative securities unless they provide the Company at least 61 days’ advance notice.
(2)	On May 28, 2018, we granted 39,200,000 stock options to Ms. Powers for service during a number of years. The options are exercisable at a price of $0.23 per share, and have a 10-year exercise period. 50% of the options vested on the grant date, and 50% vested over a 24-month period in equal monthly installments. Following entry into previous securities suspension agreements in 2021, Ms. Powers entered into a voluntary blocking agreement on an ongoing rolling basis with the Company under which Ms. Powers cannot exercise or convert any options, warrants or other derivative securities unless Ms. Powers provides the Company at least 61 days’ advance notice. As a result, such derivative securities are not considered “beneficially owned” within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended.
(3)	On July 2, 2020, we granted 10,770,429 stock options to Ms. Powers for service during several years. The options are exercisable at a price of $0.35 per share, and have a 10-year exercise period. Following entry into previous securities suspension agreements, in 2021 Ms. Powers entered into a voluntary blocking agreement with the Company under which Ms. Powers cannot exercise or convert any options, warrants or other derivative securities, unless Ms. Powers provides the Company at least 61 days’ advance notice. As a result, such derivative securities are not considered “beneficially owned” within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended.

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
(5)	On May 28, 2018, we granted 24,500,000 stock options to Mr. Goldman for service during a number of years. The options are exercisable at a price of $0.23 per share, and have a 10-year exercise period. 50% of the options vested on the grant date, and 50% vested over a 24-month period in equal monthly installments thereafter. Following entry into previous securities suspension agreements, in 2021, Mr. Goldman entered into a voluntary blocking agreement on an ongoing rolling basis with the Company under which Mr. Goldman cannot exercise or convert any options, warrants or other derivative securities, unless Mr. Goldman provides the Company at least 61 days’ advance notice. As a result, such derivative securities are not considered “beneficially owned” within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended.
(6)	On July 2, 2020, we granted 6,731,518 stock options to Mr. Goldman for service during several years. The options are exercisable at a price of $0.35 per share, and have a 10-year exercise period. These options were fully vested upon grant. Following entry into previous securities suspension agreements, in 2021 Mr. Goldman entered into a voluntary blocking agreement on an ongoing rolling basis with the Company under which Mr. Goldman cannot exercise or convert any options, warrants or other derivative securities, unless Mr. Goldman provides the Company at least 61 days’ advance notice. As a result, such derivative securities are not considered “beneficially owned” within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended.

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

(7)	On September 2, 2020, we granted 5,894,939 stock options to Mr. Goldman for service during several years. These options were subject to certain vesting requirements, which have been fulfilled. The options are exercisable at a price of $0.55 per share, and have a 10-year exercise period. Following entry into previous securities suspension agreements, in 2021 Mr. Goldman entered into a voluntary blocking agreement on an ongoing rolling basis with the Company under which Mr. Goldman cannot exercise or convert any options, warrants or other derivative securities, unless Mr. Goldman provides the Company at least 61 days’ advance notice.
(8)	On June 13, 2017, we awarded 7,940,182 options to Dr. Bosch under the 2007 Stock Plan for service during several years. The options are exercisable at a price of $0.25 per share, and had a 5-year exercise period. 50% of the options vested on the grant date, and 50% vested over a 24-month period in equal monthly installments. On January 14, 2018, we extended the exercise period of the options from 5-year to 10-year. In 2021, Dr. Bosch entered into a securities suspension agreement with the Company that (i) suspended the exercisability of the vested options and (ii) made no changes to the other terms of such securities. The suspension agreement covered 20,429,456 options. The suspension agreement expired on January 12, 2023.

On March 29, 2023, Dr. Bosch cashless exercised 200,000 options.

(9)	On July 2, 2020, we granted 10,798,729 stock options to Dr. Bosch for service during several years. The options are exercisable at a price of $0.35 per share, and have a 10-year exercise period. These options were fully vested upon grant. Dr. Bosch entered into a securities suspension agreement with the Company that (i) suspended the exercisability of the vested options and (ii) made no changes to the other terms of such securities. The suspension agreement expired on January 12, 2023. Dr. Bosch received no consideration for entry into such arrangement.
(10)	On July 2, 2020, we granted 16,630,726 stock options to Dr. Bosch for service during several years. The options are exercisable at a price of $0.35 per share, and have a 10-year exercise period. 50% of these options were vested on the grant date, with the remainder vesting in monthly installments over one year. Dr. Bosch entered into a securities suspension agreement with the Company that (i)

suspended the exercisability of 13,165,992 of the vested options and (ii) made no changes to the other terms of such securities. The suspension agreement expired on January 12, 2023. Dr. Bosch received no consideration for entry into such arrangement.

Option Exercises and Stock Vested

No options were vested during 2024 for any of our Named Executive Officers, and none were exercised by our Named Executive Officers.

Potential Payments on Termination or Change in Control

The Company does not currently have any arrangements that would trigger payments upon termination of a NEO or upon a change in control of the Company. However, the Company plans to enter into employment agreements with Ms. Powers and Mr. Goldman in due course which may contain such arrangements.

CEO Pay Ratio Disclosure

We are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of our CEO. Based on the information for fiscal year 2024, we reasonably estimate that the ratio of our CEO’s annual total compensation to the annual total compensation of our median employee (including three full-time contractors) was 5.7:1. Our pay ratio estimate has been calculated in a manner consistent with Item 402(u) of Regulation S-K using the data and assumptions summarized below.

We identified the median employee by examining the 2024 annual base salary compensation for all individuals, excluding our CEO. We identified our median compensation employee by examining total compensation paid for fiscal year 2024 to all individuals, excluding Ms. Powers, who were employed by us on December 31, 2024, the last day of our fiscal year based on payroll records. No assumptions, adjustments or estimates were made in respect of total compensation, except that we annualized the compensation of any employee that was not employed with us for all of fiscal year 2024.

Once we identified our median employee, we calculated such employee’s annual total compensation for 2024 in accordance with the requirements of Item 402(c)(2)(x) of Regulation S-K, resulting in that employee’s annual total compensation of $162,000. The median employee’s annual total compensation includes annualized base salary during the fiscal year ended December 31, 2024. We calculated the compensation for personnel in the UK and Canada using the applicable average currency exchange rates of $1.30 per GBP and $0.74 per CAD for fiscal year 2024.

With respect to the CEO, we used the amount reported as total compensation in the Summary Compensation Table included in this annual report on Form 10-K. Any estimates and assumptions used to calculate total annual compensation are described in footnotes to the Summary Compensation Table.

Pay Versus Performance

As required by Item 402(v) of Regulation S-K, we are providing the following information regarding the relationship between executive compensation and our financial performance for each of the last two completed calendar years. In determining the “compensation actually paid” to our named executive officers (“NEOs”), we are required to make various adjustments to amounts that have been previously reported in the Summary Compensation Table in previous years, as the SEC’s valuation methods for this section differ from those required in the Summary Compensation Table.

The following tables and related disclosures provide information about (i) the total compensation (“SCT Total”) of our principal executive officer (“PEO”) and our non-PEO Named Executive Officers (collectively, the “Other NEOs”) as presented in the Summary Compensation Table, (ii) the “compensation actually paid” (“CAP”) to our PEO and our Other NEOs, as calculated pursuant to Item 402(v), (iii) certain financial performance measures, and (iv) the relationship of the CAP to those financial performance measures.

Pay Versus Performance Table

The amounts set forth below under the headings “Compensation Actually Paid to PEO” and “Average Compensation Actually Paid to Non-PEO NEOs” have been calculated in a manner consistent with Item 402(v) of Regulation S-K. Use of the term “compensation actually paid” is required by the SEC’s rules, and as a result of the calculation methodology required by the SEC, such amounts differ from compensation actually received by the individuals for the fiscal years listed below.

In calculating the compensation actually paid amounts reflected in these columns, the fair value or change in fair value, as applicable, of the equity award adjustments included in such calculations were computed in accordance with FASB ASC Topic 718. The valuation assumptions used to calculate such fair values did not materially differ from those disclosed at the time of grant. During fiscal years 2024, 2023 and 2022, the PEO was Linda Powers, and the non-PEO NEOs were Les Goldman and Marnix Bosch.

					Value of Initial
			Average Summary		Fixed $100
	Summary		Compensation	Average	Investment Based
	Compensation	Compensation	Table Total for	Compensation	On Total
	Table Total for	Actually Paid to	Non-PEO	Actually Paid to	Shareholder	Net Loss
Year	PEO	PEO (1)	NEOs	Non-PEO NEOs (2)	Return (3)	(in thousands)
2024	$925,000	$925,000	$589,000	$589,000	$39	$(83,778)
2023	$1,225,000	$1,225,000	$804,000	$804,000	$100	$(62,599)
2022	$1,100,000	$1,100,000	$711,000	$711,000	$111	$(105,032)
(1)	The amounts listed as “compensation actually paid” have not, in fact, all been actually paid. The amounts listed include the PEO bonuses for 2023 totaling $300,000 that have been approved but have not been paid.

The following table sets forth the adjustments made to the SCT total for each year represented in the pay versus performance table to arrive at “compensation actually paid” to our PEO, as computed in accordance with Item 402(v) of Regulation S-K:

SCT Total to CAP Reconciliation	2024	2023	2022
SCT Total for PEO	$925,000	$1,225,000	$1,100,000
(Less): Aggregate value for stock awards and option awards included in SCT Total for the covered fiscal year	—	—	—
Outstanding and unvested awards:
Add: Fair value at year end of awards granted during the covered fiscal year that were outstanding and unvested at the covered fiscal year end	—	—	—
Add: Change in fair value as of fiscal year-end, compared to prior fiscal year-end, of awards granted in any prior fiscal year that are outstanding and unvested as of the end of the fiscal year	—	—	—
Awards granted and vesting in the same year:
Add: Vesting date fair value of awards granted and vested during the covered fiscal year	—	—	—
Awards vesting in current fiscal year but granted in prior fiscal year:
Add: Change in fair value as of vesting date, compared to prior fiscal year-end, of awards granted in any prior fiscal year for which all vesting conditions were satisfied at fiscal year-end or during the fiscal year	—	—	—
Compensation Actually Paid to PEO	$925,000	$1,225,000	$1,100,000
(2)	The amounts listed as “compensation actually paid” have not, in fact, all been actually paid. The amounts listed include the NEO bonuses for 2023 totaling $320,000 for Mr. Goldman and Dr. Bosch that have been approved but have not been paid.

The following table sets forth the adjustments made to the SCT total for each year represented in the pay versus performance table to arrive at “compensation actually paid” to our PEO, as computed in accordance with Item 402(v) of Regulation S-K:

SCT Total to CAP Reconciliation	2024	2023	2022
Average SCT Total for Non-PEO NEOs	$589,000	$804,000	$711,000
(Less): Aggregate value for stock awards and option awards included in SCT Total for the covered fiscal year	—	—	—
Outstanding and unvested awards:
Add: Fair value at year end of awards granted during the covered fiscal year that were outstanding and unvested at the covered fiscal year end	—	—	—
Add: Change in fair value as of fiscal year-end, compared to prior fiscal year-end, of awards granted in any prior fiscal year that are outstanding and unvested as of the end of the fiscal year	—	—	—
Awards granted and vesting in the same year:
Add: Vesting date fair value of awards granted and vested during the covered fiscal year	—	—	—
Awards vesting in current fiscal year but granted in prior fiscal year:
Add: Change in fair value as of vesting date, compared to prior fiscal year-end, of awards granted in any prior fiscal year for which all vesting conditions were satisfied at fiscal year-end or during the fiscal year	—	—	—
Compensation Actually Paid to Non-PEO NEOs	$589,000	$804,000	$711,000
(3)	The amounts reported represent the Total Shareholder Return for each applicable year calculated based on a fixed investment of $100 in the Company for the period starting December 31, 2021, through the end of the listed year on the same cumulative basis as is used in Item 201(e) of Regulation S-K. Historical stock performance is not necessarily indicative of future stock performance.

Relationship Between CAP Amounts and Performance Measures

The following charts show graphically the relationships over the past two years of the CAP Amounts for the PEO and the Other NEOs as compared to our (i) cumulative total shareholder return and (ii) net loss.

While the Compensation Committee makes executive compensation decisions in consideration of a variety of factors, including corporate and individual performance, the decisions of the Compensation Committee and Board of Directors in 2024, 2023 and 2022 were made independently of these.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more officers serving on our board of directors.

Policies and Practices Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

The Company does not have any formal policy that requires the Company to grant, or avoid granting, stock options at particular times. The timing of any equity grants to executive officers or directors in connection with new hires, promotions, or other non-routine grants is tied to the event giving rise to the award (such as an executive officer’s commencement of employment or promotion effective date), and the Company does not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

During the year ended December 31, 2024, there were no equity grants made to our executive officers during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the Securities and Exchange Commission.

DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid or accrued to our non-executive directors during the years ended December 31, 2024 and 2023.

		Fees Earned
		or	Option
		Paid in Cash	Awards	Total
Name	Year	($)	($)	($)
Dr. Navid Malik	2024	$150,000	$—	$150,000
	2023	$150,000	$—	$150,000

J. Cofer Black	2024	$150,000	$—	$150,000
	2023	$150,000	$—	$150,000

Pat Sarma (1)	2024	$118,145	$—	$118,145

Jerry Jasinowski	2024	$28,226	$—	$28,226
	2023	$150,000	$—	$150,000
(1)	Mr. Sarma’s compensation in the above table reflects a partial year of service. He was appointed to the Board as a non-executive director in March 2024, following Mr. Jasinowski’s retirement for medical reasons. As a non-executive director Mr. Sarma is entitled to receive compensation on the same basis as the Company’s other non-executive directors.

The non-executive independent directors were compensated on a monthly basis $12,500 ($150,000 annually) for their consistent availability on short notice, participation in the frequent meetings of the board of directors, leadership of at least one board committee, participation on multiple committees of the Board, commitment to corporate governance initiatives, and frequent consultations with management on operational matters. The Company owed Mr. Jasinowski $178,226 as of December 31, 2024.

Ms. Powers and Dr. Boynton are executives of the Company and do not receive separate compensation for their services as a Director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS-EQUITY COMPENSATION PLAN INFORMATION

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information regarding the beneficial ownership of our common stock as of February 28, 2025 by:

●	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of any class of our equity securities;
●	our directors and nominees for director;
●	each of our Named Executive Officers, as defined in Item 402(a)(3) of Regulation S-K; and
●	our directors and executive officers as a group.

Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assume the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of February 28, 2025. Shares issuable pursuant to the exercise of stock options and warrants exercisable on or prior to the date 60 days after February 28, 2025 are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

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

	Amount and Nature of	Percent of class of
Name and address of beneficial owner	Beneficial Ownership	Common Stock (1)

Directors and Officers:
Alton L. Boynton, Ph.D.	979,254	*	%
Marnix L. Bosch, Ph.D., M.B.A.	35,298,794	2.5%
Linda F. Powers (2)	29,411,759	2.2%
Leslie Goldman (3)	172,742	*	%
Dr. Navid Malik	23,349,393	1.7%
J. Cofer Black	6,484,433	*	%
Pat Sarma	12,535,165	*	%
All executive officer s and directors as a group (7 persons)	108,231,540	7.6%
*	Less than 1%
(1)	Percentage represents beneficial ownership percentage of common stock calculated in accordance with SEC rules and does not equate to voting percentages. Based upon 1,366,163,803 shares of Common Stock issued and outstanding as of February 28, 2025. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares of common stock beneficially owned and the percentage of ownership of such person, we deemed to be outstanding all shares of Common Stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days of February 28, 2025. However, we did not deem such shares outstanding for the purpose of computing the percentage ownership of any other person.
(2)	Consists of 29,411,759 shares of common stock held by Ms. Powers. Ms. Powers also holds 56,992,773 warrants (the majority acquired from a third party, and the rest acquired in past years, as previously reported, from the Company in connection with loans by Ms. Powers to the Company when such loans were needed to help the Company to survive). Ms. Powers holds 39,200,000 options awarded in 2018 for service during part of that year and a number of preceding years, and 55,119,032 options awarded in 2020 for service during several years. In 2021, Ms. Powers entered into a voluntary blocking agreement with the Company pursuant to which Ms. Powers cannot exercise or convert any options, warrants or other derivative securities, as applicable, unless Ms. Powers provides the Company at least 61 days’ advance notice. As a result, such options, warrants and other derivative securities are not considered “beneficially owned” within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended.
(3)	Consists of 172,742 shares of common stock held by Mr. Goldman. Mr. Goldman also holds 643,043 warrants acquired in past years, as previously reported, from the Company in connection with loans by Mr. Goldman to the Company when such loans were needed to help the Company to survive. Mr. Goldman holds 24,500,000 options awarded in 2018 for service during part of that year and a number of preceding years, and 34,449,394 options awarded in 2020 for service during several years. In 2021, Mr. Goldman entered into a voluntary blocking agreement with the Company under which Mr. Goldman cannot exercise or convert of any options, warrants or other derivative securities, as applicable, to acquire shares of the Company’s common stock, unless Mr. Goldman provides the Company at least 61 days’ advance notice. As a result, such options, warrants and other derivative securities are not considered “beneficially owned” within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended.

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

On February 25, 2022, the Company amended its existing Plan, which was adopted in 2020 as previously reported. The amendment provides that the possible forms of awards under the Plan include awards paid in cash or awards paid in a combination of cash and equity, in addition to the existing provisions for awards made in any form of equity. The amendment also clarifies that a delegation of authority from the Board to a Committee may be either a general delegation or a delegation for a specific occasion.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Advent BioServices, Ltd.

Advent BioServices, Ltd. (“Advent”) is a related party based in the U.K. and owned by Toucan Holdings, which is controlled by our Chairperson and Chief Executive Officer, Linda F. Powers. Advent was previously the U.K. branch of Cognate until it was spun off from Cognate in 2016 and became independent. Advent provides manufacturing and related services for production of DCVax-L products.

The Company has three operational programs with Advent: (a) an ongoing development and manufacturing program at the GMP facility in London, (b) an ongoing development and manufacturing program at the Sawston GMP facility, and (c) periodic specialized programs such as the program related to the MAA pre-requisites, drafting and submission. The Company has also executed a new SOW #8 covering the work required to establish the DCVax-Direct program in the U.K. and manufacture DCVax-Direct products for global use.

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

The Ancillary Services Agreement establishes a structure under which the Company and Advent negotiate and agree upon the scope and terms for Statements of Work (“SOWs”) for facility development activities and compassionate use program activities, as well as for the periodic specialized programs. After an SOW is agreed and approved by the Company, Advent will proceed with, or continue, the applicable services and will invoice the Company pursuant to the SOW. Since both the facility development and the compassionate use program involve pioneering and uncertainties in most aspects, the invoicing under the Ancillary Services Agreement is on the basis of costs incurred plus fifteen percent. The SOWs may involve ongoing activities or specialized one-time projects and related one-time milestone payments The Ancillary Services Agreement was to end in July 2023, but the Company extended the term by 12 months to July 2024, and it was further extended for an additional year until July 2025.

SOW 8

On November 8, 2024, the Company entered into a Statement of Work #8 (“SOW 8”) with Advent that was incorporated into the Ancillary Services Agreement. SOW 8 covers the work required to establish the DCVax-Direct program in the U.K and manufacture DCVax-Direct products for global use. Under SOW 8, the compensation consists solely of one-time milestones for each stage of the work and Advent will only receive the compensation when the applicable work is successfully completed. (When the Company previously contracted with a different company for restart of DCVax-Direct manufacturing, the contract required payment as work was performed, regardless of whether the work was successful or not, as is typical for such contract services. The other company did not succeed in producing any DCVax-Direct products meeting the specifications.)

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

(b) Process Development: TFF System vs. Other Systems.

Evaluation of the TFF system used in the prior DCVax-Direct manufacturing. Evaluation of the remaining TFF equipment from the prior program, parts needed to re-establish functional TFF systems, potential sourcing and timelines. Evaluation of remaining disposables from the prior program, requirements for new molds to enable new production of disposables (which are used for each manufacturing run with the TFF system), production arrangements for new disposables, development of new sealing method for disposables, potential sourcing and timelines for disposables. Identification and evaluation of commercially available systems to potentially substitute for TFF system. Engineering runs. Data generation for comparability analyses of TFF system vs. others. Milestone payment of £0.45 million (approximately $0.6 million) upon completion.

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

As of December 31, 2024, milestones (a) (b) and (c) as described above were completed.

SOW 6

SOW 6 provides for ongoing baseline costs for manufacturing at the Sawston facility and one-time milestone incentives for (a) regulatory approval of each of the three licenses required for the Sawston facility, (b) successful completion of each of six one-time workstreams and (c) completion of drafting key portions of an application for product approval (see Note 5 for additional description regarding SOW 6). The milestone incentives were a combination of cash and stock, and were not paid until the milestone was achieved and earned.

During the year ended December 31, 2023, the Company paid an aggregate of $5.0 million in cash, of which $1.0 million was related to two milestones that were completed and fully expensed in 2022, but was unpaid as of December 31, 2022, $4.0 million was payment for four completed one-time milestones (MAA workstream for Mechanism of Action, obtaining a commercial manufacturing license from the MHRA in March 2023 and completion of drafting key portions of the application and submission of the application to MHRA for product approval). The Company issued 4.5 million common shares as a result of completion of the two one-time milestones (obtaining a commercial manufacturing license from the MHRA and completion of drafting the application) at fair value of $3.2 million, of which $0.6 million was recognized during the year ended December 31, 2023 and $2.6 million had already been recognized (but not paid) in 2022.

Related-Party Transaction Approval Policy

The company maintains a written Related-Party Transactions Policy. Under SEC rules, related-party transactions are those transactions to which we are or may be a party in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any of our directors or executive officers or any other related person had or will have a direct or indirect material interest, excluding, among other things, compensation arrangements with respect to employment or board membership. Any transactions with any person who is, or at any time since the beginning of the Company’s fiscal year was, a director or executive officer or a nominee to become a director of the Company, any person who is known to be the beneficial owner of more than 5% of any class of the Company’s voting securities, any immediate family member or person sharing the household of any of the foregoing persons, any firm, corporation or other entity in which any of the foregoing persons is a partner or principal, is subject to approval or ratification in accordance with the procedures of the Company’s Related-Party Transaction Policy.

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

DIRECTOR INDEPENDENCE

Our Board of Directors has undertaken a review of the independence of our directors and has determined that a majority of the Board consists of members who are currently “independent” as that term is defined within the meaning of Section 5605(a)(2) of the Nasdaq Stock Market Rules. The Board of Directors has determined that Mr. Malik, Mr. Sarma and Ambassador Black are independent. In addition, Jerry Jasinowski, who retired as a director on March 8, 2024, was independent during his service on the Board of Directors.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Public Accountants

Cherry Bekaert has served as our independent public accounting firm for the fiscal years ended December 31, 2020 through 2024.

Audit Fees

The aggregate fees billed for the fiscal years ended December 31, 2024 for professional services rendered by Cherry Bekaert for the audit of our annual financial statements for 2024, and the review our financial statements included in our quarterly reports on Form 10-Q for 2024 was $611,000.

The aggregate fees billed for the fiscal years ended December 31, 2023 for professional services rendered by Cherry Bekaert for the audit of our annual financial statements for 2023, an independent audit of the Company’s internal controls for 2023, and the review our financial statements included in our quarterly reports on Form 10-Q for 2023 was $614,000.

Audit-Related Fees

There were no fees billed in the fiscal years ended December 31, 2024 and 2023 for assurance and related services rendered by Cherry Bekaert related to the performance of the audit or review of our financial statements.

Tax and Other Non-Audit Professional Services

There were no fees billed in the fiscal years ended December 31, 2024 and 2023 for professional services rendered by Cherry Bekaert for tax related services or other non-audit professional services fees.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal accountants on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal accountants. Our Audit Committee pre-approves these services by category and service. Our Audit Committee pre-approved all of the services provided by our principal accountants during the fiscal years ended December 31, 2024 and 2023.

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

10.1

Note and Loan Agreement, dated as of March 14, 2018, by and between Northwest Biotherapeutics, Inc. and Linda F. Powers (incorporated by reference to Exhibit 10.75 filed with the Company’s Annual Report on Form 10-K on April 2, 2019).

10.2

Note and Loan Agreement, dated as of March 19, 2018, by and between Northwest Biotherapeutics, Inc. and Linda F. Powers (incorporated by reference to Exhibit 10.76 filed with the Company’s Annual Report on Form 10-K on April 2, 2019).

10.3	Contract Relating to Sale of Spicers, Sawston, Cambridge, dated as of December 5, 2018, by and between Aracaris Capital Limited and Huawei Technologies Research & Development (UK) Limited.
10.4

Lease Relating to Vision Centre, Sawston, Cambridge, by and between Aracaris Capital Limited and Aracaris Limited, dated as of December 14, 2018 (incorporated by reference to Exhibit 10.80 filed with the Company’s Annual Report on Form 10-K on April 2, 2019).

10.5	Equity Compensation Plan, dated May 29, 2020 and as amended on February 25, 2022.
10.6

Sub-lease Agreement, dated December 31, 2021, by and between Aracaris Ltd. and Northwest Biotherapeutics, Inc. (collectively the “Sub-Lessor”) and Advent BioServices, Ltd. (the “Sub-Lessee”) (incorporated by reference to Exhibit 10.87 of the Company’s Annual Report on Form 10-K filed on March 1, 2022).

10.7

Loan Agreement, dated November 10, 2023, by and between Northwest Biotherapeutics, Inc. and Streeterville Capital, L.L.C. (incorporated by reference to Exhibit 10.90 filed with the Company’s Annual Report on Form 10-K on March 5, 2024).

10.8	Loan Agreement, dated April 26, 2024, by and between Northwest Biotherapeutics, Inc. and Streeterville Capital, L.L.C.
10.9	Stock Purchase Agreement, dated June 4, 2024, by and between Northwest Biotherapeutics, Inc. and SIO Capital Management LLC.
10.10	Loan Agreement, dated October 18, 2024, by and between Northwest Biotherapeutics, Inc. and Streeterville Capital, L.L.C.
10.11	Standby Equity Purchase Agreement, dated December 19, 2024, by and between Northwest Biotherapeutics, Inc. and YA II PN, LTD.
19.1	Insider Trading Policy
21.1	Subsidiaries of the Registrant.
23.1	Independent Registered Public Accounting Firm’s Consent.
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Label Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

ITEM 16.FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC. (Registrant)
Date: March 31, 2025	By:	/s/ Linda F. Powers
Linda F. Powers,
President and Chief Executive Officer Principal Executive Officer Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Linda F. Powers	President and Chief Executive Officer	March 31, 2025
Linda F. Powers	Principal Executive Officer
Principal Financial and Accounting Officer

/s/ Alton L. Boynton	Director	March 31, 2025
Alton L. Boynton

/s/ Navid Malik	Director	March 31, 2025
Dr. Navid Malik

/s/ Pat Sarma	Director	March 31, 2025
Pat Sarma

/s/ J. Cofer Black	Director	March 31, 2025
J. Cofer Black

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NORTHWEST BIOTHERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Northwest Biotherapeutics, Inc.

Bethesda, Maryland

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Northwest Biotherapeutics, Inc. and Subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe our audits provide a reasonable basis for our opinion.

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

There is no current observable market for these types of features and, as such, the Company determined the fair value of the freestanding instruments or embedded derivatives using the Black-Scholes-Merton model, Lattice-based models or the Monte Carlo option pricing model, as applicable, to measure the fair value of the debt and/or equity instrument both with and without the derivative liability features. As a result, a high degree of auditor judgment and effort was required in performing audit procedures to evaluate the various components of these instruments.

How the Critical Audit Matter was Addressed in the Audit

Our principal audit procedures performed to address this critical audit matter included the following:

●	We obtained and understanding of the internal controls and processes in place related to the debt, derivative liabilities, mezzanine equity and equity transactions, including both related party and non-related party stock-based compensation and convertible notes elected to be carried at fair value.
●	We obtained a listing of all debt, derivative liabilities, mezzanine equity and equity transactions, including both related party and non-related party stock-based compensation and convertible notes elected to be carried at fair value, and management’s accounting analysis supporting these transactions. We evaluated the conclusions reached to ensure these were recorded in accordance with the relevant accounting guidance.
●	We identified and evaluated the accounting considerations in determining the nature of the various features and weighting of evidence, the potential bifurcation of these instruments, and considerations related to the determination of the fair value of the various debt and equity instruments and the conversion and redemption features that include valuation models and assumptions utilized by management. We reviewed the fair value models used, significant assumptions, and underlying data used in the models and evaluated whether the estimates and assumptions were consistent with audit evidence obtained.
●	We evaluated the disclosures surrounding debt, derivative liabilities, mezzanine equity and equity transactions, including both related party and non-related party stock-based compensation and convertible notes elected to be carried at fair value, to ensure these were disclosed in accordance with the relevant accounting guidance.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2021.

Tampa, Florida

March 31, 2025

NORTHWEST BIOTHERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$2,175	$2,126
Prepaid expenses and other current assets	1,887	1,999
Total current assets	4,062	4,125

Non-current assets:
Property, plant and equipment, net	16,196	17,278
Right-of-use asset, net	4,187	4,183
Indefinite-lived intangible asset	1,292	1,292
Goodwill	626	626
Other assets	365	361
Total non-current assets	22,666	23,740
TOTAL ASSETS	$26,728	$27,865

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$16,969	$10,244
Accounts payable and accrued expenses to related parties and affiliates	4,452	3,544
Convertible notes, net	1,870	3,765
Convertible notes at fair value	18,324	12,771
Notes payable, net	14,186	3,944
Contingent payable derivative liability	9,578	9,188
Warrant liability	2,219	944
Investor advances	207	7
Share payable	143	483
Lease liabilities	326	314
Total current liabilities	68,274	45,204

Non-current liabilities:
Convertible notes at fair value, net of current portion	15,900	—
Notes payable, net of current portion, net	12,396	20,312
Lease liabilities, net of current portion	4,438	4,454
Contingent payment obligation	4,700	4,950
Total non-current liabilities	37,434	29,716
Total liabilities	105,708	74,920

COMMITMENTS AND CONTINGENCIES (Note 12)

Mezzanine equity:
Series C Convertible Preferred Stock, 10,000,000 shares designated; 1.0 million and 1.2 million shares issued and outstanding as of December 31, 2024 and 2023, respectively; aggregate liquidation preference of $13.8 million	15,507	18,718
Stockholders’ deficit:
Preferred stock ($0.001 par value); 100,000,000 shares authorized as of December 31, 2024 and 2023, respectively	—	—
Common stock ($0.001 par value); 1,700,000,000 shares authorized; 1,328.6 million and 1,175.5 million shares issued and outstanding as of December 31, 2024 and 2023, respectively	1,328	1,175
Additional paid-in capital	1,344,720	1,291,316
Stock subscription receivable	(79)	(79)
Accumulated deficit	(1,443,499)	(1,359,721)
Accumulated other comprehensive income	3,043	1,536
Total stockholders’ deficit	(94,487)	(65,773)
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$26,728	$27,865

See accompanying notes to the consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	For the year ended
	December 31,
	2024	2023
Revenues:
Research and other	$1,382	$1,932
Total revenues	1,382	1,932
Operating costs and expenses:
Research and development	34,888	27,730
General and administrative	33,002	29,710
Total operating costs and expenses	67,890	57,440
Loss from operations	(66,508)	(55,508)
Other income (expense):
Change in fair value of derivative liabilities	364	3,644
Change in fair value of share payable	16	(78)
Change in fair value of convertible notes	7,715	(2,021)
Loss from extinguishment of debt	(14,393)	(5,403)
Loss from issuance of debt	(835)	—
Loss from warrant modifications	(822)	—
Interest expense	(7,767)	(5,241)
Foreign currency transaction gain (loss)	(1,548)	2,008
Total other expense	(17,270)	(7,091)
Net loss	(83,778)	(62,599)
Deemed dividend related to warrant modifications	(1,414)	(1,774)
Net loss attributable to common stockholders	$(85,192)	$(64,373)

Other comprehensive income (loss)
Foreign currency translation adjustment	1,507	(1,609)
Total comprehensive loss	$(83,685)	$(65,982)

Net loss per share applicable to common stockholders
Basic and diluted	$(0.07)	$(0.06)
Weighted average shares used in computing basic and diluted loss per share	1,242,237	1,119,191

See accompanying notes to the consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands)

	Mezzanine equity							Accumulated
	Series C Convertible				Additional			Other	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Par value	Capital	Receivable	Deficit	Income (Loss)	Deficit
Balances at January 1, 2023	1,415	$23,060	1,068,394	$1,068	$1,164,885	$(79)	$(1,297,122)	$3,145	$(128,103)
Issuance of Series C convertible preferred stock for cash	952	13,330	—	—	-	—	—	—	—
Issuance of Series C convertible preferred stock in lieu of debt redemption	56	1,013	—	—	-	—	—	—	—
Series C convertible preferred stock conversion	(1,230)	(18,915)	30,756	31	18,884	—	—	—	18,915
Warrants and stock options exercised for cash	—	—	12,800	13	2,907	—	—	—	2,920
Cashless warrants and stock options exercise	—	—	21,327	21	(21)	—	—	—	—
Reclassification of warrant liabilities to stockholders' deficit	—	—	—	—	76,258	—	—	—	76,258
Issuance of common stock for conversion of debt and accrued interest	—	—	37,018	37	24,615	—	—	—	24,652
Stock-based compensation	16	230	5,164	5	4,173	—	—	—	4,178
Reclass earned but unissued milestone shares from equity to liability	—	—	—	—	(1,065)	—	—	—	(1,065)
Net loss	—	—	—	—	-	—	(62,599)	—	(62,599)
Warrant modifications	—	—	—	—	2,454	—	—	—	2,454
Deemed dividend related to warrant modifications	—	—	—	—	(1,774)	—	—	—	(1,774)
Cumulative translation adjustment	—	—	—	—	-	—	—	(1,609)	(1,609)
Balances at December 31, 2023	1,209	18,718	1,175,459	1,175	1,291,316	(79)	(1,359,721)	1,536	(65,773)
Issuance of Series C convertible preferred stock for cash	758	8,201	—	—	-	—	—	—	—
Series C convertible preferred stock conversion	(1,529)	(14,091)	38,237	38	14,053	—	—	—	14,091
Issuance of common stock for cash, net	—	—	50,483	50	13,967	—	—	—	14,017
Warrant exercised for cash	—	—	6,492	7	1,528	—	—	—	1,535
Cashless warrants and stock options exercise	—	—	3,053	3	(3)	—	—	—	—
Issuance of common stock for conversion of debt and accrued interest	—	—	52,961	53	19,355	—	—	—	19,408
Issuance of Series C preferred stock for conversion of debt and accrued interest	535	2,679	—	—	-	—	—	—	—
Stock-based compensation	—	—	350	—	3,456	—	—	—	3,456
Issuance of common stock as commitment fee	—	—	1,587	2	498	—	—	—	500
Net loss	—	—	—	—	-	—	(83,778)	—	(83,778)
Warrant modifications	—	—	—	—	2,971	—	—	—	2,971
Deemed dividend related to warrants modifications	—	—	—	—	(1,414)	—	—	—	(1,414)
Reclassification of equity classified warrants to liabilities	—	—	—	—	(1,007)	—	—	—	(1,007)
Cumulative translation adjustment	—	—	—	—	-	—	—	1,507	1,507
Balances at December 31, 2024	973	$15,507	1,328,622	$1,328	$1,344,720	$(79)	$(1,443,499)	$3,043	$(94,487)

See accompanying notes to the consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended
	December 31,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(83,778)	$(62,599)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	1,744	1,525
Amortization of debt discount	2,476	2,372
Change in fair value of derivatives	(364)	(3,644)
Change in fair value of share payable	(16)	78
Change in fair value of convertible notes	(7,715)	2,021
Loss from extinguishment of debt	14,393	5,403
Loss from issuance of debt	835	—
Amortization of operating lease right-of-use asset	300	208
Stock-based compensation for services	3,456	4,408
Warrant modifications associated with convertible notes under fair value option	327	286
Loss from warrant modifications	822	—
Non-cash financing cost	500	—
Subtotal of non-cash charges	16,758	12,657
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	101	501
Other non-current assets	(7)	(12)
Accounts payable and accrued expenses	8,937	50
Related party accounts payable and accrued expenses	908	(4,476)
Lease liabilities	64	242
Net cash used in operating activities	(57,017)	(53,637)
Cash Flows from Investing Activities:
Purchase of equipment and construction in progress	(1,014)	(3,437)
Net cash used in investing activities	(1,014)	(3,437)
Cash Flows from Financing Activities:
Proceeds from issuance of Series C convertible preferred stock	8,201	13,330
Proceeds from issuance of common shares	14,217	—
Proceeds from exercise of warrants	1,535	1,717
Proceeds from investor advance	200	7
Proceeds from issuance of notes payable, net	14,000	20,000
Proceeds from issuance of convertible notes payable, net	20,015	13,339
Proceeds from contingent payment obligation	50	4,950
Repayment of notes payable	(323)	(385)
Repayment of convertible notes payable	(1,110)	—
Repayment of investor advances	—	(200)
Net cash provided by financing activities	56,785	52,758
Effect of exchange rate changes on cash and cash equivalents	1,295	(523)
Net increase (decrease) in cash and cash equivalents	49	(4,839)

Cash and cash equivalents, beginning of the year	2,126	6,965
Cash and cash equivalents, end of the year	$2,175	$2,126

Supplemental disclosure of cash flow information
Interest payments on notes payable	$(130)	$(55)

See accompanying notes to the consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended
	December 31,
	2024	2023
Supplemental schedule of non-cash activities:
Cashless warrants and stock options exercise	$3	$21
Reclassification of warrant liabilities to stockholders' deficit	$—	$76,258
Reclassification of equity classified warrants to warrant liabilities	$1,007	$—
Issuance of common stock for conversion of debt and accrued interest	$19,408	$24,652
Issuance of Series C preferred stock for conversion of debt and accrued interest	$2,679	$—
Series C convertible preferred stock conversions	$14,091	$18,915
Capital expenditures included in accounts payable	$36	$178
Issuance of Series C convertible preferred stock in lieu of debt redemption	$—	$1,013
Deemed dividend related to warrant modifications	$1,414	$1,774
Debt discount related to warrant modifications	$8	$394
Offering cost related to warrant modification associated with a security purchase agreement	$200	$—
Reclassification between contingent payment obligation and convertible notes payable at fair value	$300	$—
Reclassification of investor advances to convertible notes payable	$—	$1,163
Reclassification of investor advances to stockholders' deficit	$—	$1,203
Reclass earned but unissued milestone shares from equity to liability	$—	$1,065
Right-of-use asset recognized in exchange for lease liability	$364	$—

See accompanying notes to the consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

1. Organization and Description of Business

Northwest Biotherapeutics, Inc. and its wholly owned subsidiaries Flaskworks, Northwest Biotherapeutics Limited (formerly known as Aracaris Ltd), Northwest Biotherapeutics Capital Limited (formerly known as Aracaris Capital Limited), Northwest Biotherapeutics B.V., and NW Bio GmbH (collectively, the “Company”, “we”, “us” and “our”) were organized to discover and develop innovative immunotherapies for cancer. The Company has developed DCVax® platform technologies for both operable and inoperable solid tumor cancers. The Company has wholly owned subsidiaries in Boston, the U.K., the Netherlands and Germany. On August 28, 2020, the Company acquired Flaskworks, LLC (“Flaskworks”), a company that has developed a system designed to close and automate the manufacturing of cell therapy products such as DCVax®.

The Company relies upon contract manufacturers for production of its DCVax products, research and development services, distribution and logistics, and related services, in compliance with the Company’s specifications and the applicable regulatory requirements.

The Company has completed a Phase 3 clinical trial of its DCVax®-L product for glioblastoma brain cancer, has publicly reported the results in a peer reviewed publication in a medical journal as well as at a medical conference, and submitted a Marketing Authorization Application (MAA) for regulatory approval by the Medicines and Healthcare Products Regulatory Agency (MHRA) in the U.K. in December 2023. The MAA is in the process of undergoing MHRA review.

2. Financial Condition, Going Concern and Management Plans

The Company has incurred annual net operating losses since its inception. The Company had a net loss of $83.8 million for the year ended December 31, 2024. The Company used approximately $57.0 million of cash in its operating activities during the year ended December 31, 2024.

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

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

As of December 31, 2024 and 2023, the Company did not consolidate any VIE’s as the Company has concluded that it is not the primary beneficiary.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which at times may exceed the Federal depository insurance coverage (“FDIC”) of $250,000. Of the total $2.2 million in cash and cash equivalents as of December 31, 2024, $54,000 was held by foreign subsidiaries. Of the total $2.1 million in cash and cash equivalents as of December 31, 2023, $36,000 was held by foreign subsidiaries. The Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The Company has one operating segment and one reporting unit. The Company reviews goodwill and indefinite-lived intangible assets at least annually for possible impairment. Goodwill and indefinite-lived intangible assets are reviewed for possible impairment between

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit or the indefinite-lived intangible assets below their carrying values. No impairment charge was recognized for the years ended December 31, 2024 and 2023.

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

The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As a result of entering into a convertible debt instrument (see Note 7) for which such instrument contained a variable conversion feature with no floor price, the Company’s sequencing policy is described below in Note 3 whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors.

Convertible Notes under Fair Value Option

The Company accounts for certain convertible notes on an instrument-by-instrument basis under the fair value option (“FVO”) election of ASC Topic 825, Financial Instruments (“ASC 825”). The convertible notes accounted for under the FVO election are each debt host financial instruments containing embedded features wherein the entire financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Changes in the estimated fair value of the convertible notes are recorded as a component of Other (expense) income in the consolidated statements of operations, except that the change in estimated fair value attributable to a change in the instrument-specific credit risks is recognized as a component of other comprehensive income. As a result of electing the FVO, issuance costs related to the convertible notes are expensed as incurred.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

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

Foreign Currency Translation and Transactions

The Company has operations in the United Kingdom, Netherlands in addition to the U.S. The Company translated its foreign subsidiaries’ assets and liabilities, including the German subsidiary which the Company previously had operations, into U.S. dollars using end of period exchange rates, and revenues and expenses are translated into U.S. dollars using weighted average rates. Foreign currency translation adjustments are reported as a separate component of accumulated other comprehensive income (loss) within stockholders’ equity deficit.

The Company converts intercompany receivables and payables denominated in other than the Company’s functional currency at the exchange rate as of the balance sheet date. The resulting transaction exchange gains or losses related to intercompany receivable and payables, are included in other income and expense.

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

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

Accrued Outsourcing Costs

Substantial portions of the Company’s preclinical studies and clinical trials are performed by third-party laboratories, medical centers, contract research organizations and other vendors (collectively “CROs”). These CROs generally bill monthly or quarterly for services performed, or bill based upon milestones achieved. For clinical studies, expenses are accrued when services are performed. The Company monitors patient enrollment, the progress of clinical studies and related activities through internal reviews of data that is tracked by the CROs under contractual arrangements, correspondence with the CROs and visits to clinical sites.

Research and Development Costs

Research and development costs are charged to operations as incurred and consist primarily of clinical trial related costs (including costs for collection, validation and analysis of trial results), related party manufacturing costs, consulting costs, contract research and development costs, clinical site costs and compensation costs, and costs related to regulatory filings such as the Marketing Authorization Application filed in the UK.

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

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

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

Sequencing

The Company adopted a sequencing policy whereby in the event that reclassification of contracts from equity to liabilities is necessary due to the Company’s inability to demonstrate it has sufficient authorized shares as result of certain financial instrument with a potentially indeterminable number of shares due to the variable conversion feature with no floor, or the company committing more shares than authorized. While temporary suspensions are in place to keep the potential exercises beneath the number authorized, certain instruments are classified as liabilities, after allocating available authorized shares on the basis of the earliest maturity date of potentially dilutive instruments. Pursuant to ASC 815, issuance of stock-based awards related to compensation to the Company’s employees, nonemployees or directors are not subject to the sequencing policy.

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

Segment Information

The Company operates in one operating segment for the purposes of assessing performance, making operating decisions, and allocating Company resources. The Company’s chief operating decision maker (CODM) is its chief executive officer, who considers net loss to evaluate overall expenses associated with conducting research and development activities, which includes evaluating the progress of ongoing clinical trials and the planning and execution of current and future research and development activities. Further, the CODM

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

reviews and utilizes functional expenses (research and development and general and administrative) as reported in the consolidated statements of operations to manage the Company’s operations. The measure of performance, significant expenses, and other items are each reflected in the consolidated statements of operations. The accounting policies of the Company’s single reportable segment are the same as those for the consolidated financial statements. The level of disaggregation and amounts of significant segment expenses that are regularly provided to the CODM are the same as those presented in the consolidated statements of operations. The measure of segment assets is reported on the consolidated balance sheets as total assets.

Recently Adopted Accounting Standards

Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, “Improvements to Reportable Segment Disclosures (Topic 280)” which is intended to improve reportable segment disclosure requirements, primarily through incremental disclosures of segment information on an annual and interim basis for all public entities. The ASU expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. The ASU is to be applied retrospectively to all prior periods presented in the financial statements and is effective for our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and interim periods thereafter. The Company adopted this guidance with no material impact on its consolidated financial statements, and our expanded disclosures are included below under “Segment Information.”

Recently Issued Accounting Standards Not Yet Adopted

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

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

4. Fair Value Measurements

In accordance with ASC 820 (Fair Value Measurements and Disclosures), the Company uses various inputs to measure the fair value of liabilities related to certain embedded conversion feature associated with its warrant liability, convertible debt, share payable, and contingent payable to Cognate BioServices on a recurring basis to determine the fair value of these liabilities. The Company has also elected the FVO for certain financial instruments, such as convertible notes.

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2024 and December 31, 2023 (in thousands):

	Fair value measured at December 31, 2024
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$2,219	$—	$—	$2,219
Contingent payable derivative liability	9,578	—	—	9,578
Convertible notes at fair value	34,224	—	—	34,224
Share payable	143	—	—	143
Total fair value	$46,164	$—	$—	$46,164

	Fair value measured at December 31, 2023
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$944	$—	$—	$944
Contingent payable derivative liability	9,188	—	—	9,188
Convertible notes at fair value	12,771	—	—	12,771
Share payable	483	—	—	483
Total fair value	$23,386	$—	$—	$23,386

There were no transfers between Level 1, 2 or 3 during the years ended December 31, 2024 and 2023.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

The following table presents changes in Level 3 liabilities measured at fair value for the years ended December 31, 2024 and 2023. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

					Convertible
	Warrant	Embedded	Contingent Payable	Share	Notes At
	Liability	Redemption Option	Derivative Liability	Payable	Fair Value	Total
Balance - January 1, 2023	$80,559	$807	$8,668	$678	$—	$90,712
Additional share payable	—	—	—	818	—	818
Issuance of convertible notes at fair value	—	—	—	—	10,750	10,750
Redemption of share payable	—	—	—	(1,091)	—	(1,091)
Reclassification of warrant liabilities	(76,258)	—	—	—	—	(76,258)
Change in fair value	(3,357)	(807)	520	78	2,021	(1,545)
Balance – December 31, 2023	944	—	9,188	483	12,771	23,386
Additional share payable	—	—	—	688	—	688
Additional warrant liabilities as a result of reclassification	2,029	—	—	—	—	2,029
Issuance of convertible notes at fair value	—	—	—	—	19,900	19,900
Redemption of share payable	—	—	—	(1,012)	—	(1,012)
Additions from debt extinguishment	—	—	—	—	10,378	10,378
Debt repayment	—	—	—	—	(1,110)	(1,110)
Change in fair value	(754)	—	390	(16)	(7,715)	(8,095)
Balance - December 31, 2024	$2,219	$—	$9,578	$143	$34,224	$46,164

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities, share payable, and contingent conversion feature (excluding the piggy-back right, which was based on key milestone estimates, see Note 7 for piggy-back rights) that are categorized within Level 3 of the fair value hierarchy as of December 31, 2024 and December 31, 2023 is as follows. The contingent conversion option of the contingent payable expired during the year ended December 31, 2024. The liability relates to the remaining redemption feature which, like the convertible notes at fair value, includes discount factors that are unobservable inputs and proprietary in nature.

	As of December 31, 2024
	Share	Warrant
	Payable	Liability
Strike price	$0.25	$0.25
Contractual term (years)	0.08	0.58
Volatility (annual)	60%	66%
Risk-free rate	4.3%	4.2%
Dividend yield (per share)	0%	0%

	As of December 31, 2023
	Share	Contingent Payable
	Payable	Derivative Liability
Strike price	$0.64	$0.70 *
Contractual term (years)	0.1	1.0
Volatility (annual)	71%	71%
Risk-free rate	5.6%	5.2%
Dividend yield (per share)	0%	0%

* The strike price assumes the current stock price as of December 31, 2023.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

5. Stock-Based Compensation

The following table summarizes total stock-based compensation expense recognized for the years ended December 31, 2024 and 2023 (in thousands).

	For the years ended
	December 31,
	2024	2023
Research and development	$3,112	$2,987
Research and development - related party
Milestones achieved (1)	—	687
General and administrative (2)	344	734
Total stock-based compensation expense	$3,456	$4,408
(1)	The related party amounts were for milestone incentives that were earned (as detailed below in Restricted Stock Awards).
(2)	The general and administrative expense during the years ended December 31, 2024 and 2023 is related to the applicable vesting portion of stock options awards and restricted shares to employees and consultants.

The total unrecognized compensation cost was approximately $1.8 million as of December 31, 2024 and will be recognized over the next 1.8 years.

Stock Options

Equity Compensation Plan

On May 29, 2020, the Board of Directors of the Company approved a new equity compensation plan (the “Plan”). The Company’s prior plan was adopted in 2007, was updated in amended and restated plans that were approved by shareholders in 2012 and 2013 and expired in 2017 (the “Prior Plan”).

The Plan is substantially similar to the Prior Plan. The Plan has a 10-year life, and allows for awards to employees, directors and consultants of the Company. The Plan allows for any type of equity security to be awarded, as did the Prior Plan. The awards and their terms (including vesting) will be determined by the Board and applicable Committees, as was the case under the Prior Plan. The Plan established a pool of potential equity compensation equal to twenty percent of the outstanding securities of the Company, which is on an evergreen basis as under the Prior Plan.

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

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

The following table summarizes stock option activity for the Company’s option plans during the years ended December 31, 2024 and 2023 (in thousands, except per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Total
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (in years)	Value
Outstanding as of January 1, 2023	301,263	$0.34	7.0	$135,225
Granted (1)	20,220	0.51	6.0	—
Cash exercised	(150)	0.25	—	—
Cashless exercised	(3,857)	0.36	—	—
Expired	(400)	0.83	—	—
Outstanding as of December 31, 2023	317,076	0.35	6.0	114,097
Granted (2)	500	0.53	3.4	—
Cashless exercised	(650)	0.35	—	—
Expired	(100)	0.83	—	—
Outstanding as of December 31, 2024	316,826	$0.35	5.0	3,932
Options vested (3)	282,782	$0.33	5.0	$3,692
(1)	During the year ended December 31, 2023, the Company granted 20.2 million stock options (the “2023 Options”) with an exercise price ranging from $0.47 to $0.57 per share, to key external consultants who provide services to the Company. The 2023 Options contain both service and performance vesting conditions, which will vest over a service period, generally during the term of consulting agreement, or upon achievement of specific milestones.
(2)	During the year ended December 31, 2024, the Company granted 500,000 stock options with an exercise price at $0.53 per share to a staff employee. The options vested immediately on the grant date. In addition, the Company will make an additional payment of $0.30 per option exercised by the employee for a maximum amount of $150,000. The Company has fully accrued this additional payment as of December 31, 2024 on its consolidated balance sheets.
(3)	Of the total 283 million vested options, 153 million are subject to agreements (the “Blocker Letter Agreements”) under which they cannot be exercised except upon at least 61 days’ prior notice.

During the year ended December 31, 2023, the Company reversed approximately $1.4 million and $0.3 million of stock-based compensation expense in research and development and general and administrative, respectively, which were related to the cancellation of certain unvested performance-based awards.

The Black-Scholes option pricing model is used to estimate the fair value of stock options granted. The weighted average assumptions used in calculating the fair values of stock options that were granted during the years ended December 31, 2024 and 2023:

	For the years ended
	December 31,
	2024	2023
Exercise price	$0.53	$0.51
Expected term (years)	2.1	6.4
Expected stock price volatility	73%	86%
Risk-free rate	4.5%	4.5%
Dividend yield (per share)	0%	0%

Restricted Stock Awards

Advent SOW 6

As previously reported, during April 2022, the Company’s Board approved, and the Company entered into a Statement of Work #6 (the “SOW 6”) with Advent BioServices, a related party of the Company, which was originally for five workstreams that were prerequisites for an application for regulatory approval of DCVax-L, for three required licenses for the Sawston facility and for drafting of key

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

portions of the application for approval. The SOW provides for baseline costs and for one-time milestone incentives for successful completion of each of the workstreams, for the completion and submission of each application for product approval, and for obtaining regulatory approval of each of the three Sawston licenses. The milestone incentives will be a combination of cash and stock and are not paid until they are achieved. As also previously reported, the Company amended the SOW 6 on September 26, 2022 (the “Amended SOW 6”) to (1) extend the service period through September 30, 2023, and (2) clarify the assessment and application of the milestones, and (3) add a sixth workstream. (The potential cost for all unearned stock awards for milestones not yet achieved was re-measured on the modification date and was further re-measured until the respective dates the milestone awards were achieved and the stock awards were earned.)

On September 26, 2023, the Company further amended the SOW 6 (the “Second Amended SOW 6”) to extend the service period through March 31, 2024. On April 1, 2024, the Second Amended SOW 6 was further extended through September 30, 2024 (the “Third Amended SOW 6”) and again on October 1, 2024, the third Amended SOW 6 was extended to June 30, 2025. As of the amendment date, the remaining unvested one-time milestone for submission of the application to MHRA for approval of DCVax-L was accounted as a Type I modification (probable to probable under FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). The previously remaining unrecognized compensation expense for total $17,000 was fully recognized as of December 20, 2023.

During the year ended December 31, 2023, the remaining milestones were all completed, including those related to the workstream for Mechanism of Action, obtaining the commercial manufacturing license from the MHRA, completion of key portions of the application and submission of application for product approval to MHRA.

There was no stock based compensation related to SOW 6 or other SOW with Advent recognized during the year ended December 31, 2024. As of December 31, 2024, 1.5 million shares related to the milestone for completion and submission of the MAA had been earned but had not been issued and the fair value of the shares of $1.1 million remained accrued in accounts payable and accrued expenses to related parties and affiliates.

Staff Employee Compensation

In August 2023, the Company issued 0.6 million shares of common stock as a bonus payment to two staff employees. These shares were fully vested on the grant date. However, 0.3 million shares were subject to lock-up restrictions, prohibiting their sale or transfer within six months of the grant date. The Company recognized $0.3 million stock-based compensation which is based on the Company’s closing stock price on the grant date.

Other Service Agreements

During year ended December 31, 2024, the Company issued 350,000 shares of common stock to an unrelated vendor who provided professional services for the Company. The fair value of the common stock on the issuance date was approximately $0.2 million, which was expensed over a three-month service period.

During year ended December 31, 2023, the Company issued 16,000 shares of Series C convertible preferred stock to an unrelated vendor who provided professional services for the Company. The fair value of the Series C convertible preferred stock on the issuance date was approximately $0.1 million, which was expensed over a four-month service period.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

6. Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31, 2024 and 2023 (in thousands):

	December 31,	December 31,	Estimated
	2024	2023	Useful Life
Leasehold improvements	$17,973	$17,785	Lesser of lease term or estimated useful life
Office furniture and equipment	531	487	3-5 years
Computer and manufacturing equipment and software	3,160	2,776	3-5 years
Land in the United Kingdom	85	86	NA
	21,749	21,134	NA
Less: accumulated depreciation	(5,553)	(3,856)
Total property, plant and equipment, net	$16,196	$17,278

Depreciation expense was approximately $1.7 million and $1.5 million for the years ended December 31, 2024 and 2023, respectively.

7. Outstanding Debt

2024 Activities

The following tables summarize outstanding debt as of December 31, 2024 (in thousands):

		Stated					Fair
		Interest	Conversion			Remaining	Value	Carrying
	Maturity Date	Rate	Price		Face Value	Debt Discount	Adjustment	Value
Short term convertible notes payable
6% unsecured	Due	6%	$3.09		$135	$—	$—	$135
8% unsecured	2/21/2025	8%	$0.50	*	1,760	(25)	—	1,735
					1,895	(25)	—	1,870
Short term convertible notes at fair value
8% unsecured	2/15/2025	8%	$0.27		1,000	—	95	1,095
10% unsecured	1/11/2025	10%	$0.35		500	—	46	546
11% unsecured	Various	11%	$0.26 - $0.46		15,250	—	1,433	16,683
					16,750	—	1,574	18,324
Short term notes payable
0% unsecured	On Demand	0%	N/A		2,140	—	—	2,140
6% secured	3/25/2025	6%	N/A		247	—	—	247
8% unsecured	Various	8%	N/A		11,660	(424)	—	11,236
12% unsecured	On Demand	12%	N/A		563	—	—	563
					14,610	(424)	—	14,186
Long term convertible notes at fair value
0% unsecured	1/19/2026	0%	Variable		5,000	—	918	5,918
11% unsecured	Various	11%	$0.29 - $0.38		8,565	—	1,417	9,982
					13,565	—	2,335	15,900
Long term notes payable
8% unsecured	Various	8%	N/A		13,210	(814)	—	12,396

Ending balance as of December 31, 2024					$60,030	$(1,263)	$3,909	$62,676

*These convertible notes are convertible into Series C preferred shares at $12.50 per share. Each Series C preferred share is convertible into common shares after a 30 day restriction period. The conversion price in common share equivalent is $0.50 per share.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

Notes Payable

On April 26, 2024, the Company entered into a Commercial Loan Agreement (the “April Commercial Loan”) with a commercial lender for an aggregate principal amount of $11.0 million. The April Commercial Loan bears interest at 8% per annum with a 22-month term. There were no principal repayments due during the first eight months of the term. The April Commercial Loan is amortized in 14 installments starting on December 26, 2024. No redemption has been made as of December 31, 2024. The April Commercial Loan carries an original issue discount of $1.0 million.

On September 27, 2024, the Company entered into a promissory note agreement (the “Note”) with an individual investor (the “Holder”) for principal amount of $2.0 million. The Note bears zero interest, and is payable upon demand. The Holder must provide 5 days’ advance written notice to the Company (the “Maturity Date”) for the redemption. In addition, the Company agreed to pay the Holder a service fee of $140,000 at the Maturity Date. The $140,000 service fee was recognized as an additional debt discount to the Note and was amortized to interest expense in 5 days.

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

During the year ended December 31, 2024, the Company issued approximately 53.0 million shares of common stock with a fair value of $19.4 million to certain lenders in lieu of cash payments of $14.8 million of debt, including $1.7 million of accrued interest. In addition, the Company has extinguished certain debt pursuant to exchange agreements executed with various holders pursuant to which the Company issues common stock at a price based on a limited pricing period (the “Share payable”). During the year ended December 31, 2024, the Company settled $1.0 million of Share payables and accrued $0.7 million of Share payables. The Company recognized an approximately $4.3 million debt extinguishment loss during the year ended December 31, 2024 from the debt redemption.

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

As consideration for entering into the package of February Convertible Notes for $1.8 million as described above, the Company amended the Holders’ existing convertible notes and warrants, whereby the maturity date of certain notes and warrants was extended, the conversion price of certain notes was reduced, and the exercise prices of certain warrants were reduced. These amendments in January and February of 2024 involving 16 tranches of warrants and 10 debt instruments were accounted for as both debt modification and debt extinguishment. The Company recognized approximately $1.3 million of debt extinguishment losses during the year ended December 31, 2024 from these debt amendments.

During the year ended December 31, 2024, the Company modified the terms of existing $1.5 million convertible notes (the “Notes”) by (i) extending the maturity dates; (ii) reducing the conversion price, and (iii) granting the Notes holders the right to convert the Notes into a non-dilutive financial instrument. The modifications were accounted for as a debt extinguishment as the conversion feature of the amended notes were substantially different from the original terms. As a result, the Company recognized approximately $0.1 million of debt extinguishment loss during the year ended December 31, 2024 from this debt amendment.

During the year ended December 31, 2024, the Company converted $2.7 million convertible notes including $0.2 million accrued interest into 0.5 million Series C preferred shares.

Convertible Notes at Fair Value

During the year ended December 31, 2024, the Company entered into several one-year convertible notes (the “2024 One-Year Dual Convertible Notes”) with multiple individual investors (the “2024 One-Year Note Holders”) with an aggregated principal amount of $5.5 million. The 2024 One-Year Dual Convertible Notes bear interest at 11% per annum and are convertible into Series C preferred

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

shares between $10.00 and $11.50 per share at the 2024 One-Year Note Holder’s sole option. The Series C preferred shares are convertible into common stock 30 days after the debt conversion date. Each Series C preferred share is convertible into 25 shares of common stock. In addition, the One-Year Note Holders have an alternative option to convert the Convertible Notes into a non-dilutive financial instrument, which has the same terms at those in the non-dilutive funding agreements as described in Note 12.

During the year ended December 31, 2024, the Company entered into several two-year convertible notes (the “2024 Two-Year Dual Convertible Notes”) with multiple individual investors (the “2024 Two-Year Note Holders”) with an aggregate principal amount of $8.6 million. Of the total $8.6 million, $0.3 million was exchanged from a previously executed non-dilutive financial instrument. The Company received net cash proceeds of $8.3 million. The 2024 Two-Year Dual Convertible Notes bear interest at 11% per annum and are convertible into common shares between $0.285 and $0.38 per share at the 2024 Two-Year Note Holder’s sole option. In addition, the 2024 Two-Year Note Holders have an alternative option to convert the 2024 Two-Year Dual Convertible Notes into a non-dilutive financial instrument, which has the same terms at those in the non-dilutive funding agreements as described in Note 12.

As consideration for entering the 2024 Two-Year Dual Convertible Notes, the Company also agreed to amend certain existing warrants to extend the term of the warrant maturity date for an additional 5 months. As a result of electing the FVO, issuance costs related to the convertible notes are expensed as incurred. Therefore, the incremental change in fair value resulting from the warrant amendment for $0.3 million was recognized as part of interest expenses on the consolidated statement of operations and comprehensive loss.

The Company elected the FVO to fair value the convertible notes described above under the guidance in ASC 825. The convertible notes at fair value are required to be remeasured using level 3 fair value measurements (see Note 4).

During the year ended December 31, 2024, the Company modified certain convertible notes by (i) extending the maturity dates; (ii) reducing the conversion price, and (iii) granting the notes holders the right to further extend the maturity date of the notes from a period of time not to exceed 24 months. The modifications were accounted for as a debt extinguishment as the conversion feature of the amended notes were substantially different from the original terms. As a result, the Company recognized approximately $8.7 million of debt extinguishment loss during the year ended December 31, 2024 from these debt amendments.

Yorkville Note

On December 19, 2024, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD (“Yorkville”) (see Note 11). Upon entry into the SEPA, the Company issued Yorkville a $5.0 million convertible promissory note for net proceeds of $4.7 million after a 7% original issue discount (the “Yorkville Note”). The Yorkville Note does not bear interest and matures on January 19, 2026. The Yorkville Note is convertible into the Company’s common Stock at a conversion price equal to the lower of (i) $0.315 per share (the “Fixed Price”), or (ii) a price per share equal to 95% of the lowest daily VWAP during the 5 consecutive trading days immediately prior to the conversion date (the “Variable Price”). The amounts of such conversions are limited to one sixth (1/6) of the overall Yorkville Note amount in any given calendar month unless the conversion price is above $0.315 per share.

The Company elected the FVO to fair value the Yorkville Note on the issuance date and will subsequently remeasure at end of each reporting period. The estimated fair value of the Yorkville Note on the issuance date was approximate $5.8 million. The Company recognized a loss of $0.8 million upon the issuance of the Yorkville Note, which was calculated at the difference between the principal amount and the fair value of the note. As of December 31, 2024, the fair value of the Yorkville Note was $5.9 million, which was included in Convertible notes at fair value, net of current portion on the consolidated balance sheets.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

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

*These convertible notes are convertible into Series C preferred shares at $10.00 - $17.50 per share. Each Series C preferred share is convertible into common shares after a 30 day restriction period. The conversion price in common share equivalent is at $0.40 and $0.70 per share.

Promissory Notes

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

During the year ended December 31, 2023, the Company issued approximately 37.0 million shares of common stock with a fair value of $24.7 million to certain lenders in lieu of cash payments of $19.1 million of debt, including $1.8 million of accrued interest. In addition, pursuant to exchange agreements executed with various holders, the Company is required to potentially issue additional common stock (the “Share payable”) if the stock price is less than the price, defined in the exchange agreement as of the true-up date (the “True-up Price”), or the lender is required to return common shares to the Company (the “Share receivable”) if the stock price is greater than the True-up Price as of the true-up date. During the year ended December 31, 2023, the Company extinguished Share liabilities of $1.1 million and recognized additional $0.8 million in Share liabilities. The Company recognized an approximately $5.4 million debt extinguishment loss during the year ended December 31, 2023 from the debt redemption.

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

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

Convertible Notes

In April 2023, the Company entered into several ten-month convertible notes (the “April Convertible Notes”) with multiple investors (the “April Notes Holders”) with an aggregate principal amount of $0.9 million for a purchase price of $0.8 million. The April Convertible Notes bear interest at 8% per annum and are convertible into Series C preferred shares at $13.75 per share at the April Notes Holders’ sole option. The Series C preferred shares are convertible into common stock 30 days after the debt conversion date. Each Series C preferred share is convertible into 25 shares of common stock. The Company reclassed $0.7 million Investor advances that were received from the April Notes Holders in December 2022 to Convertible notes payable on the consolidated balance sheet as of December 31, 2023. As a result, the Company received net cash proceeds of $0.1 million.

On July 11, 2023, the Company entered into a one-year convertible note (the “July Convertible Note”) with an individual investor with principal amount of $0.5 million. The Company received $0.5 million cash from the July Convertible Note. The July Convertible Note bears interest at 10% per annum and is convertible into Series C preferred shares at $12.50 per share at the holder’s sole option.

During the year ended December 31, 2023, the Company entered into several additional one-year convertible notes (the “2023 One-Year Convertible Notes”) with multiple investor (the “2023 One-Year Note Holders”) with aggregate principal amount of $2.6 million for an aggregate purchase price of $2.4 million. The Company reclassed $0.5 million Investor advances that were received from the 2023 One-Year Note Holders in December 2022 to convertible notes payable on the consolidated balance sheet as of December 31, 2023. As a result, the Company received net cash proceeds of $1.9 million. The 2023 One-Year Convertible Notes bear interest at 8% per annum and is convertible into Series C preferred shares between $12.50 to $17.50 per share at the 2023 One-Year Note Holders’ sole option. The Series C preferred shares are convertible into common stock 30 days after the debt conversion date. Each Series C preferred share is convertible into 25 shares of common stock.

As additional consideration for entering into the April Convertible Notes and the 2023 One-Year Convertible Notes (“2023 Short-Term Convertible Notes”), the Company also agreed to amend some of the holders’ existing outstanding warrants. The exercise price of certain existing warrants was amended from $2.00 per share to price between $0.55 and $0.70 per share, or from $1.48 per share to price between $0.70 and $0.85 per share, and the maturity date was extended for an additional six to ten months. The incremental change in fair value resulting from the amendment was approximately $0.4 million, which was recognized as an additional debt discount to the 2023 Short-Term Convertible Notes.

Convertible Notes at Fair Value

From August to October 2023, the Company entered into several one-year convertible notes (the “2023 Dual Convertible Notes”) with multiple individual investors (the “Investors”) with an aggregate principal amount of $10.8 million. The 2023 Dual Convertible Notes bear interest at 11% per annum and are convertible into Series C preferred shares between $10.00 and $12.25 per share at the Investor’s sole option. The Series C preferred shares are convertible into common stock 30 days after the debt conversion date. Each Series C preferred share is convertible into 25 shares of common stock. In addition, the Investors have an alternative option to convert the 2023 Dual Convertible Notes into a non-dilutive financial instrument, which has the same terms at those in the non-dilutive funding agreements as described in Note 12.

One of the 2023 Dual Convertible Notes also contains a conversion feature to allow the holder to convert the outstanding debt in lieu of cash payment to purchase common shares via cash exercise of the holder’s existing warrants. In addition, the Company also agreed to amend the holder’s existing warrants to extend the term of the warrant maturity date for an additional three months.

The Company elected the FVO to fair value the 2023 Dual Convertible Notes. The fair value of the Convertible Notes was approximately $12.8 million as of December 31, 2023. The Company recognized $2.0 million change in fair value of convertible notes for the year ended December 31, 2023. As a result of electing the FVO, issuance costs related to the convertible notes are expensed as incurred. Therefore, the incremental change in fair value resulting from the warrant amendment for $0.3 million was recognized as part of interest expenses on the consolidated statement of operations and comprehensive loss.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

Interest Expense Summary

The following table summarizes total interest expenses related to outstanding debt for the years ended December 31, 2024 and 2023, respectively (in thousands):

	For the years ended
	December 31,
	2024	2023
Interest expenses related to outstanding notes:
Contractual interest	$4,598	$2,560
Amortization of debt discount	2,476	2,372
Issuance costs	676	287
Total interest expenses related to outstanding notes	7,750	5,219
Other interest expenses	17	22
Total interest expense	$7,767	$5,241

The following table summarizes the principal amounts of the Company’s debt obligations as of December 31, 2024 (in thousands):

	Payment Due by Period
		Less than	1 to 2	3 to 5
	Total	1 Year	Years	Years
Short term convertible notes payable
6% unsecured	$135	$135	$—	$—
8% unsecured	1,760	1,760	—	—
Short term convertible notes payable at fair value
8% unsecured	1,000	1,000	—	—
10% unsecured	500	500	—	—
11% unsecured	15,250	15,250	—	—
Short term notes payable
0% unsecured	2,140	2,140	—	—
6% secured	247	247	—	—
8% unsecured	11,660	11,660	—	—
12% unsecured	563	563	—	—
Long term convertible notes payable at fair value
0% unsecured	5,000	—	5,000	—
11% unsecured	8,565	—	8,565	—
Long term notes payable
8% unsecured	13,210	—	13,210	—
Total	$60,030	$33,255	$26,775	$—

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

8. Net Loss per Share Applicable to Common Stockholders

The following securities were not included in the diluted earnings (loss) per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the years ended
	December 31,
	2024	2023
Series C convertible preferred stock	24,320	30,220
Common stock options	316,826	317,076
Common stock warrants - equity classified	61,702	105,241
Common stock warrants - liability classified	32,497	—
Convertible notes and accrued interest	111,167	34,380
Potentially dilutive securities	546,512	486,917

9. Related Party Transactions

Advent BioServices Services Agreement

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

The Ancillary Services Agreement establishes a structure under which the Company and Advent negotiate and agree upon the scope and terms for Statements of Work (“SOWs”) for facility development activities and compassionate use program activities, as well as for the periodic specialized programs. After an SOW is agreed and approved by the Company, Advent will proceed with, or continue, the applicable services and will invoice the Company pursuant to the SOW. Since both the facility development and the compassionate use program involve pioneering and uncertainties in most aspects, the invoicing under the Ancillary Services Agreement is on the basis of costs incurred plus fifteen percent. The SOWs may involve ongoing activities or specialized one-time projects and related one-time milestone payments The Ancillary Services Agreement was to end in July 2023, but the Company extended the term by 12 months to July 2024, and it was further extended for an additional year until July 2025.

SOW 8

On November 8, 2024, the Company entered into a Statement of Work #8 (“SOW 8”) with Advent that is incorporated into the Ancillary Services Agreement that was originally entered into dated November 8, 2019 and was extended on July 8, 2024. SOW 8 covers the work required to establish the DCVax-Direct program in the U.K and manufacture DCVax-Direct products for global use. Under SOW 8, the compensation consists solely of one-time cash milestone payments for each stage of the work and Advent will only receive the compensation when the applicable work is successfully completed. (When the Company previously contracted with a different company for restart of DCVax-Direct manufacturing, the contract required payment as work was performed, regardless of whether the work was successful or not, as is typical for such contract services. The other company did not succeed in producing any DCVax-Direct products meeting the specifications.)

SOW 8 includes the following 5 one-time milestones with corresponding milestone payments (which are only payable after the milestone has been achieved):

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

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

As of December 31, 2024, this milestone had been completed and paid.

(b) Process Development: TFF System vs. Other Systems.

Evaluation of the TFF system used in the prior DCVax-Direct manufacturing. Evaluation of the remaining TFF equipment from the prior program, parts needed to re-establish functional TFF systems, potential sourcing and timelines. Evaluation of remaining disposables from the prior program, requirements for new molds to enable new production of disposables (which are used for each manufacturing run with the TFF system), production arrangements for new disposables, development of new sealing method for disposables, potential sourcing and timelines for disposables. Identification and evaluation of commercially available systems to potentially substitute for TFF system. Engineering runs. Data generation for comparability analyses of TFF system vs. others. Milestone payment of £0.45 million (approximately $0.6 million) upon completion.

As of December 31, 2024, this milestone had been completed but had not yet been paid. The Company recognized an accrued liability of $0.6 million as of December 31, 2024 related to this milestone.

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

As of December 31, 2024, this milestone had been completed but had not yet been paid. The Company recognized an accrued liability of $0.8 million as of December 31, 2024 related to this milestone.

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

As of December 31, 2024, this milestone had not yet been completed. The Company recognized an accrued liability of $0.2 million related to a future cash milestone payment that the Company anticipates will be achieved and earned over the course of the contract period as of December 31, 2024.

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

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

new manufacturing process and new product composition. Obtain the first approval or clearance of the new IND by a regulator. Milestone payment of £0.35 million (approximately $0.5 million) upon completion.

As of December 31, 2024, this milestone had not been completed. The Company recognized an accrued liability of $0.1 million related to a future cash milestone payment that the Company anticipates will be achieved and earned over the course of the contract period as of December 31, 2024.

SOW 6

SOW 6 provides for ongoing baseline costs for manufacturing at the Sawston facility and one-time milestone incentives for (a) regulatory approval of each of the three licenses required for the Sawston facility, (b) successful completion of each of the six workstreams and (c) completion of drafting key portions of an application for product approval (see Note 5 for additional description regarding SOW 6). The milestone incentives are a combination of cash and stock, and are not paid until the milestone is achieved and earned.

During the year ended December 31, 2023, the Company paid an aggregate of $5.0 million in cash, of which $1.0 million was related to two milestones that were completed and fully expensed in 2022, but were unpaid as of December 31, 2022, $4.0 million was payment for four completed one-time milestones (MAA workstream for Mechanism of Action, obtaining a commercial manufacturing license from the MHRA on March 2023 and completion of drafting key portions of the application and submit the application to MHRA for product approval). The Company issued 4.5 million common shares as a result of completion of the two one-time milestones (obtaining a commercial manufacturing license from the MHRA and completion of drafting of the application) at a fair value of $3.2 million, of which $0.6 million was recognized during the year ended December 31, 2023 and $2.6 million had already been recognized (but not paid) in 2022.

The following table summarizes total research and development costs from Advent for the years ended December 31, 2024 and 2023, respectively (in thousands).

	For the years ended December 31,
	2024	2023
Advent BioServices
Manufacturing cost in London	$7,601	$6,580
Manufacturing cost at Sawston facility	11,412	8,306
SOW 6 one-time milestones - Shares
Expensed and paid (milestone complete) (1)	—	578
Expensed and due, but unpaid (milestone complete) (2)	—	109
SOW 6 one-time milestones - Cash
Expensed and paid (milestone complete) (3)	—	661
Expensed and due, but unpaid (milestone complete) (4)	—	139
SOW 8 one-time milestones - Cash
Expensed and paid (milestone complete) (5)	712
Expensed and due, but unpaid (milestone complete) (6)	1,359	—
Expensed but unpaid, not yet due (milestone not yet complete) (7)	286	—
Total	$21,370	$16,373
(1)

The payment for the year ended December 31, 2023 covered 2 one-time milestones: obtaining a commercial manufacturing license from the MHRA and drafting key portions of the application for product approval.

(2)	The expense for the year ended December 31, 2023 covered the one-time milestone for submission of the application for product approval.
(3)

The payment for the year ended December 31, 2023 covered 3 one-time milestones: Mechanism of Action, obtaining a commercial manufacturing license from the MHRA and drafting key portions of the application for product approval.

(4)	The expense for the year ended December 31, 2023 covered the one-time milestone for submission of the application for product approval.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

(5)	The expense for the year ended December 31, 2024 covered the one-time milestone: Basic technology transfer, new SOPs & regulatory documents.
(6)	The expense for the year ended December 31, 2024 covered 2 one-time milestones: 1) Process development: TFF system vs. other systems, and 2) Process development: existing and new product composition.
(7)

The expense for the year ended December 31, 2024 covers 2 one-time milestones: 1) Technology transfer: clean room implementation, and 2) Draft new IMPD (Investigational Medicinal Product Dossier) and new IND (CMC section).

Advent BioServices Sublease Agreement

On December 31, 2021, the Company entered into a Sub-lease Agreement (the “Agreement”) with Advent. The Agreement permits use by Advent of a portion of the space in the Sawston facility, which is leased by the Company under a separate head lease with a different counterparty (Huawei) that commenced on December 14, 2018. The Company subleased approximately 14,459 square feet of the 88,000 square foot building interior space, plus corresponding support space and parking. The lease payments amount under the Agreement are two times the amount payable by the Company under the head lease (which is currently £5.75 or approximately $7.20 per square foot based on exchange rate as of December 31, 2024), but subject to a cap of $10 per square foot. Accordingly, the monthly lease payments under the Sublease are based on $145,000 annually for 2024. The total lease payments paid by the Company to Huawei for the 88,000 square foot facility, exterior spaces and parking under the head lease are £550,000 (approximately $689,000) per year. The term of the Agreement shall end on the same date as the head lease term ends. It is anticipated that, as and when feasible, the subleased space may enable some production of third-party cell therapy products. Such production of other products will fulfill the loan-related commitment to the Cambridge authority and will help support the capital-intensive Sawston facility costs.

During the years ended December 31, 2024 and 2023,the Company recognized sub-lease income of $145,000.

Related Party Accounts Payable

As of December 31, 2024 and 2023, there were outstanding unpaid accounts payable and accrued expenses owed to Advent as summarized in the following table (in thousands). These unpaid amounts are part of the Related Party expenses reported in the above section.

	December 31, 2024	December 31, 2023
Advent BioServices - amount invoiced but unpaid	$1,692	$1,668
Advent BioServices - amount accrued but unpaid (1)	2,760	1,601
Total payable and accrued, but unpaid to Advent BioServices	$4,452	$3,269
(1)	This includes $1.1 million which is not payable in cash but represents the value of 1.5 million shares that will become issuable to Advent, following final Board approval, for achievement of the one-time milestone for submission of the MAA application to MHRA on December 20, 2023. Such had not been issued as of December 31, 2024, and the total value, previously recognized as stock compensation expense, was reclassified from Additional Paid-in-Capital to Accounts Payable and accrued expenses to related parties and affiliates.

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

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

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

2024 Activities

During the year ended December 31, 2024, the Company entered into various Subscription Agreements (the “Series C Subscription Agreements”) with certain investors (the “Series C Investors”). Pursuant to the Series C Subscription Agreements, the Company issued the Series C Investors an aggregate of 0.8 million shares of the Company’s Series C convertible preferred stock, par value $0.001 per share (the “Series C Shares”), at a weighted average purchase price of $10.82 per share for proceeds of approximately $8.2 million.

During the year ended December 31, 2024, the Company converted $2.7 million convertible notes including $0.2 million accrued interest into 0.5 million Series C preferred shares.

During the year ended December 31, 2024, approximately 1.5 million Series C Shares with a book value of $14.1 million were converted into 38.2 million common shares at a ratio of 1:25.

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

During the year ended December 31, 2023, the Company issued approximately 56,000 Series C Shares with a fair value of $1.0 million to certain lenders in lieu of cash payments of $0.9 million in debt, including $0.1 million accrued interest. The Company recognized an approximately $0.1 million debt extinguishment loss.

During the year ended December 31, 2023, approximately 1.2 million Series C Shares with a book value of $18.9 million were converted into 30.8 million common shares at a ratio of 1:25.

11. Stockholders’ Deficit

Common Stock

On January 9, 2023, the Company filed a Certificate of Amendment of its Seventh Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of the State of Delaware, which effected an increase in the Company’s authorized shares of common stock, from 1.2 billion to 1.7 billion, par value $0.001 per share.

2024 Activities

On June 4, 2024, the Company entered into a Stock Purchase Agreement with SIO Capital Management LLC (SIO), for SIO’s purchase of 8.1 million shares of the Company’s common stock at $0.40 per share based on certain terms initially negotiated on May 31, 2024 (the “June Offering”). The transaction was closed on June 5, 2024. The June Offering generated gross proceeds of approximately $3.3 million and net proceeds to the Company of approximately $2.9 million. In connection therewith, the placement agent was granted a warrant to purchase up to an aggregate of 0.2 million shares of Common Stock (the “Placement Agent Warrant”) at an exercise price of $0.40 per share, which Placement Agent Warrant is exercisable at any time on or after August 4, 2024 and will expire on June 4, 2026.

In addition to the June Offering, during the year ended December 31, 2024, the Company issued total 42.4 million shares of common stock for aggregate cash proceeds of $11.1 million.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

On December 19, 2024, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD (“Yorkville”). Pursuant to the SEPA, subject to certain conditions and limitations, the Company has the option, but not the obligation, to issue and sell to Yorkville up to $50.0 million (the “Commitment Amount”) in aggregate gross purchase price of the Company’s common stock at any time during the 24-month term of the SEPA at 95% or 97% of the then prevailing market price. In connection with the SEPA, the Company paid Yorkville a structuring fee of $25,000. Additionally, the Company paid a commitment fee of $0.5 million in the form of 1.6 million shares of common stock (the “Commitment Shares”), representing 1% of the Commitment Amount (the “Commitment Fee”) divided by 120% of the VWAP of the common stock on the trading day immediately prior to the date of the SEPA. The Commitment Fee associated with the SEPA was expensed as incurred because the SEPA represents a derivative instrument pursuant to ASC 815, and was recognized as part of General and administrative on the consolidated statement of operations during the year ended December 31, 2024.

During the year ended December 31, 2024, the Company received $1.5 million cash from the exercise of outstanding warrants with a weighted average exercise price of $0.24 per share. The Company issued approximately 6.5 million shares of common stock upon these warrant exercises.

During the year ended December 31, 2024, certain options and warrants holders elected to exercise some of their options and warrants pursuant to cashless exercise formulas. The Company issued approximately 3.1 million shares of common stock upon exercise of 4.8 million warrants at exercise prices between $0.20 and $0.34 per share, and 0.7 million options at exercise prices of $0.35 per share.

During the year ended December 31, 2024, the Company issued approximately 53.0 million shares of common stock with a fair value of $19.4 million to certain lenders in lieu of cash payments of $14.8 million of debt, including $1.7 million of accrued interest, and settled $1.0 million true-up provision (see Note 7).

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

Stock Purchase Warrants

The following is a summary of warrant activity for the years ended December 31, 2024 and 2023 (in thousands, except per share data):

	Number of	Weighted Average	Remaining
	Warrants	Exercise Price	Contractual Term
Outstanding as of January 1, 2023	141,048	$0.31	1.46
Warrants exercised for cash	(12,650)	0.23
Cashless warrants exercise	(22,907)	0.20
Warrants expired and cancellation	(250)	1.36
Outstanding as of December 31, 2023	105,241	0.31	1.83
Warrants granted (1)	244	0.40
Warrants exercised for cash	(6,492)	0.24
Cashless warrants exercise	(4,794)	0.27
Outstanding as of December 31, 2024 (2)	94,199	$0.28	2.20
(1)	Warrants granted to the placement agent.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

(2)	At December 31, 2024, of the approximately 94 million total outstanding warrants listed above, approximately 90 million warrants were under Blocker Letter Agreements or suspension agreements.

Warrant Modifications

During the year ended December 31, 2024 and 2023, the Company amended multiple equity classified warrants whereby the maturity dates of certain warrants were extended for an additional approximately 3 months. The value of these modifications was calculated using the Black-Scholes-Merton option pricing model based on the following weighted average assumptions.

	For the year ended
	December 31, 2024
	Post-modification	Pre-modification
Exercise price	$0.29	$0.30
Expected term (in years)	2.5	2.2
Volatility	75%	75%
Risk-free interest rate	4.6%	4.8%
Dividend yield	0%	0%

	For the year ended
	December 31, 2023
	Post-modification	Pre-modification
Exercise price	$0.30	$0.31
Expected term (in years)	2.1	1.9
Volatility	73%	82%
Risk-free interest rate	4.7%	4.7%
Dividend yield	0%	0%

During the year ended December 31, 2024 and 2023, the incremental fair value attributable to the modified awards compared to the original awards immediately prior to the modification was calculated at $3.0 million and $2.5 million, respectively, of which $1.6 million and $0.7 million were associated with debt financing and were recognized as an additional debt discount and interest expense (see Note 7), respectively, and the remaining $1.4 million and $1.8 million were treated as a deemed dividend and is reflected as “Deemed dividend related to warrant modifications” in the accompanying consolidated statement of operations and comprehensive loss, respectively.

Warrant Reclassification

On December 23, 2024, in connection with entering into a stock purchase agreement with an individual investor (the “Investor”), the Company amended the Investor’s existing 32.5 million warrants (the “Warrants”) by extending the maturity date and added additional restriction to the Investor’s exercisability. The exercise right is subject to the Company having sufficient authorized shares available. Because the Warrants could be potentially settled in cash based on events that are outside the control of the Company, it precludes the Warrants from applying the equity contract scope exception, and are classified as a liability. As a result, the Company reclassed the Warrants from equity to liability as of the amendment date for total $1.0 million which represents the increase in fair value as of the amendment that was recorded as liability, and recognized $0.8 million loss and $0.2 million offering cost from warrant modification. The Warrants will be remeasured at end of each reporting period.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

12. Commitments and Contingencies

Operating Lease- Lessee Arrangements

The Company has operating leases for corporate offices in the U.S. and U.K., and for manufacturing facilities in the U.K. The Leases with an initial term of 12 months or less are not recorded in the balance sheet. The Company has elected the practical expedient to account for each separate lease component of a contract and its associated non-lease components as a single lease component, thus causing all fixed payments to be capitalized. The Company also elected the package of practical expedients permitted, which among other things, allows the Company to carry forward historical lease classification. The lease renewal options have not been included in the calculation of the lease liabilities and right-of-use (“ROU”) assets as the Company has not yet determined whether to exercise the options. Variable lease payment amounts that cannot be determined at the commencement of the lease such as increases in lease payments based on changes in index rates or usage, are not included in the ROU assets or liabilities. These are expensed as incurred and recorded as variable lease expense.

On August 22, 2024, the Company extended its office lease in the U.S for additional 2 years under an amended agreement. The Company recognized additional $0.4 million ROU assets and lease liabilities for its amended office lease in the U.S.

At December 31, 2024, the Company had operating lease liabilities of approximately $4.8 million for both the 20-year lease of the building for the manufacturing facility in Sawston, U.K., and the current office lease in the U.S. and ROU assets of approximately $4.2 million for the Sawston lease and U.S. office lease are included in the consolidated balance sheet.

Operating Lease- Lessor Arrangements

On December 31, 2021, the Company entered into a Sub-lease Agreement (the “Agreement”) with Advent, a related party as discussed in Note 8. The Agreement permits use by Advent of a portion of the space in the Sawston facility which is leased by the Company under a separate head lease with a different counterparty that commenced on December 14, 2018. The Company subleased approximately 14,459 square feet of 88,000 square foot building interior space, plus corresponding exterior support space and parking located in Sawston, UK. The lease payments amount under the Agreement are two times the amount payable by the Company under the head lease (which is currently £5.75 or approximately $7.32 per square foot based on exchange rate as of December 31, 2024), but subject to a cap of $10 per square foot. Accordingly, the lease payments under the Sublease are set at $145,000 per year. The total lease payments paid by the Company for the overall building, exterior space and parking under the head lease were £500,000 (approximate $637,000), and were increased to £520,000 (approximate $662,000) per year effective December 25, 2023. The term of the Agreement shall end on the same date as the head lease term ends.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

The following summarizes quantitative information about the Company’s operating leases (in thousands):

	For the year ended
	December 31, 2024
	U.K	U.S	Total
Lease cost
Operating lease cost	$627	$244	$871
Short-term lease cost	52	—	52
Variable lease cost	—	24	24
Sub-lease income	(145)	—	(145)
Total	$534	$268	$802

Other information
Right of use assets exchanged for new operating lease liabilities	$—	$364	$364
Operating cash flows from operating leases	$(665)	$(205)	$(870)
Weighted-average remaining lease term – operating leases	7.0	1.3
Weighted-average discount rate – operating leases	12%	12%

	For the year ended
	December 31, 2023
	U.K	U.S	Total
Lease cost
Operating lease cost	$595	$255	$850
Short-term lease cost	74	—	74
Variable lease cost	—	15	15
Sub-lease income	(145)	—	(145)
Total	$524	$270	$794

Other information
Operating cash flows from operating leases	$(622)	$(224)	$(846)
Weighted-average remaining lease term – operating leases	8.0	0.7
Weighted-average discount rate – operating leases	12%	12%

The Company recorded lease costs as a component of general and administrative expense during the years ended December 31, 2024 and 2023.

Maturities of our operating leases, excluding short-term leases and sublease agreement, are as follows:

Year ended December 31, 2025	$885
Year ended December 31, 2026	842
Year ended December 31, 2027	652
Year ended December 31, 2028	652
Year ended December 31, 2029	652
Thereafter	5,847
Total	9,530
Less present value discount	(4,766)
Operating lease liabilities included in the Consolidated Balance Sheet at December 31, 2024	$4,764

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

Maturities of our operating leases under the sublease agreement, are as follows:

Year ended December 31, 2025	$145
Year ended December 31, 2026	145
Year ended December 31, 2027	145
Year ended December 31, 2028	145
Year ended December 31, 2029	145
Thereafter	1,305
Total	$2,030

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

On November 8, 2024, the Company entered into SOW 8 with Advent, which was incorporated into the Ancillary Services Agreement that was originally entered into dated November 8, 2019 and was extended on July 8, 2024. The milestone incentives are one-time cash milestones and are not paid until they are achieved and earned, as described in Note 9.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

German Tax Matter

The German tax authorities have audited our wholly owned subsidiary, NW Bio GmbH, for 2013-2015. The NW Bio GmbH submitted substantial documentation to refute certain aspects of the assessments and the German tax authorities agreed in principle with the Company’s proposed revised approach and settlement offer. A final settlement bill was received from the German Tax Authority confirming that only a portion of the original bill was owed, €277,000 (approximately $329,000), for corporate taxes, interest, and reduced penalty for the period under audit, which the Company paid on September 2, 2021. The Company also received and paid the final settlement bill from the local authority for trade taxes for the audit period in the amount of €231,000 (approximately $272,000). On November 4, 2021, the Company received a letter from the local tax authorities asking for additional late fees of €513,000 (approximately $554,000) on reimbursable withholding taxes that had been waived during the settlement process. On December 8, 2021, the Company appealed the assessment of additional late fees. Additionally, the Company requested that NW Bio GmbH be deregistered from the trade register, as it no longer had current operations. The deregistration was granted effective December 31, 2021. Between January 2022 and July 2022, the Company received tax bills for the corporate and trade taxes for the 2016-2020 tax years that totaled approximately €222,000 (approximately $238,000). On July 27, 2022, the Company was informed that the German Tax Authorities were prepared to waive €135,000 (approximately $145,000) of the penalties. The Company offered to pay this reduced penalty if an extended payment plan was approved. A response was received dated November 14, 2022 indicating that the tax authority would not be able to grant a further deferral of payment of these penalties. In a letter dated December 27, 2022, the Leipzig tax authority sent letters to the former and current managing directors of NW Bio GmbH giving 30 days to respond to a tax liability questionnaire. Based on the responses to the liability questionnaires the tax authorities have currently not directed any further measures against former and current managing directors of NW Bio GmbH with respect to tax liability proceedings. On October 12, 2023 and January 16, 2024, the Company made €189,000 (approximately $201,000) and €189,000 (approximately $207,000) payments, respectively, regarding to the late payment penalty. As of December 31, 2024, the Company accrued for trade tax liability of €156,000 (approximately $162,000) and corporation tax of €99,000 (approximately $103,000). Based on the Company’s current operating state in Germany and the negotiations, the Company believes, based on its evaluation under ASC 740, that the resolution of these tax matters will not likely result in a net material charge to the Company.

Other Contingent Payment Obligations

During the year ended December 31, 2024, the Company entered into a non-dilutive funding agreement with an individual investor, pursuant to which the Company received funding of $50,000 related to a gain contingency. In addition, the Company exchanged $0.3 million from a previously executed non - dilutive financial instrument to a new convertible note (see Note 7).

During the year ended December 31, 2023, the Company entered into certain non-dilutive funding agreements with multiple investors, pursuant to which the Company received funding of $5.0 million related to a gain contingency.

These agreements are accounted for under ASC 470 and are recognized as contingent payment obligations on the Company’s consolidated balance sheet. The Company’s payment obligations only apply when such gain contingency is received by the Company.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

13. Income Taxes

No provision was made for U.S. taxes on undistributed foreign earning as such earnings are considered to be permanently reinvested. It is not practicable to determine the amount of additional tax, if any that might be payable on those earnings if repatriated.

The tax effects of temporary differences and tax loss and credit carry forwards that give rise to significant portions of deferred tax assets and liabilities at December 31, 2024 and 2023 are comprised of the following (in thousands):

	As of December 31, 2024	As of December 31, 2023
Deferred tax asset
Net operating loss carryforwards	$222,329	$211,533
Research and development credit carryforwards	18,687	18,377
Stock based compensation and other	16,709	15,712
Capitalized research and experimental expenses	23,496	15,823
Total deferred tax assets	281,221	261,445
Valuation Allowance	(281,221)	(261,445)
Deferred tax asset, net of allowance	$—	$—

The Company has identified the United States, Maryland, Germany and United Kingdom as significant tax jurisdictions.

The Company’s U.S. net operating loss (“NOL”) carryforwards for tax purposes as of December 31, 2024, are approximately $773.5 million. Unused NOL carryforwards from years prior to 2018 of $512.9 million will expire through 2038. NOL incurred in 2018 and later amount to $260.6 million and shall carryforward indefinitely. NOL carryforwards are generally available to offset future taxable income. However, an Internal Revenue Code Section 382 analysis has not been performed to determine availability of NOL to offset future taxable income, and the utilization of NOL may be limited under the Internal Revenue Code Section 382 as a result of changes in ownership of the Company’s stock over the loss periods and prior to utilization of the carryforwards. The Company also has approximately $18.7 million in research and development tax credits available to offset federal income tax in future periods. If unused, these credits will expire through 2039. The Company’s NOL carryforwards for foreign tax purposes as of December 31, 2024 are $47.2 million. NOL in the United Kingdom and Germany of $27.7 million and $18.8 million respectively do not expire. NOL in the Netherlands of $0.7 million will begin to expire in 2026 through 2034. The Company’s tax years are still open under statute from 2018 to present, although NOL carryovers from prior tax years are subject to examination and adjustments to the extent utilized in future years.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. In case the deferred tax assets will not be realized in future periods, the Company has provided a valuation allowance for the full amount of the deferred tax assets at December 31, 2024 and 2023.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follow

(dollars in thousands):

	As of December 31, 2024	As of December 31, 2023
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	5.7%	5.8%
Tax rate differential on foreign income	(0.2)%	0.0%
Derivative gain or loss	0.1%	1.2%
Expiration of net operating losses	(2.2)%	(3.5)%
Other permanent items and true ups	(1.2)%	(4.6)%
R&D Credit	0.4%	0.6%
Change in rate	0.0%	1.5%
Change in valuation allowance	(23.6)%	(22.0)%
Income tax provision (benefit)	0.0%	0.0%

	As of December 31, 2024	As of December 31, 2023
Federal
Current	$—	$—
Deferred	(13,994)	(9,859)
State
Current	—	—
Deferred	(4,364)	(3,927)
Foreign
Current
Deferred	(1,418)	19
Change in valuation allowance	19,776	13,767
Income tax provision (benefit)	$—	$—

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As of December 31, 2024 and 2023, there were no uncertain tax positions. The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest during the year ended December 31, 2024 and 2023. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

14. Subsequent Events

Between January 1, 2025 and March 28, 2025, the Company received $12.2 million in funding from the sale of common shares, proceeds from warrant exercise, and proceeds of debt arrangements.

Between January 1, 2025 and March 28, 2025, the Company issued approximately 22.2 million shares of common stock for proceeds of $5.0 million.

Between January 1, 2025 and March 28, 2025, the Company entered into several 2-year convertible notes (the “Convertible Notes”) with multiple individual investors (the “Holders”) with an aggregate principal amount of $2.2 million. The Convertible Notes bear interest at 11% per annum and are convertible into common shares between $0.20 and $0.245 per share at the Holder’s sole option. In addition, the Holders have an alternative option to convert the Convertible Notes into a non-dilutive financial instrument, which has the same terms at those in the non-dilutive funding agreements as described in Note 12.

On March 7, 2025, the Company entered into a Commercial Loan Agreement (the “2025 Commercial Loan”) with a commercial lender for an aggregate principal amount of $5.5 million. The 2025 Commercial Loan bears interest at 8% per annum with a 22-month term. There are no principal repayments during the first eight months of the term. The 2025 Commercial Loan is amortized in 14 installments starting on May 7, 2026. The 2025 Commercial Loan carries an original issue discount of $0.5 million.

Between January 1, 2025 and March 28, 2025, the Company issued approximately 27.9 million shares of common stock to certain lenders in lieu of cash payments of $6.3 million of debt.

Between January 1, 2025 and March 28, 2025, the Company converted $2.3 million convertible notes into 10.1 million shares of common stock.