Form 10-Q
period 2025-03-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2025-05-15
CIK 1072379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 12, 2025, the total number of shares of common stock, par value $0.001 per share, outstanding was 1,437,692,257.

NORTHWEST BIOTHERAPEUTICS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,779	$2,175
Prepaid expenses and other current assets	1,907	1,887
Total current assets	4,686	4,062
Non-current assets:
Property, plant and equipment, net	16,288	16,196
Right-of-use asset, net	4,246	4,187
Indefinite-lived intangible asset	1,292	1,292
Goodwill	626	626
Other assets	367	365
Total non-current assets	22,819	22,666
TOTAL ASSETS	$27,505	$26,728

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$20,749	$16,969
Accounts payable and accrued expenses to related parties and affiliates	6,472	4,452
Convertible notes, net	1,489	1,870
Convertible notes at fair value	22,900	18,324
Notes payable, net	19,642	14,186
Contingent payable derivative liability	9,481	9,578
Warrant liability	1,036	2,219
Investor advances	207	207
Share payable	693	143
Lease liabilities	390	326
Total current liabilities	83,059	68,274

Non-current liabilities:
Convertible notes at fair value, net of current portion	13,044	15,900
Notes payable, net of current portion, net	7,069	12,396
Lease liabilities, net of current portion	4,471	4,438
Contingent payment obligation	4,700	4,700
Total non-current liabilities	29,284	37,434
Total liabilities	112,343	105,708

COMMITMENTS AND CONTINGENCIES (Note 12)

Mezzanine equity:
Series C Convertible Preferred Stock, 10,000,000 shares designated; 0.9 million and 1.0 million shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively; aggregate liquidation preference of $13.0 million	14,641	15,507
Stockholders’ deficit:
Preferred stock ($0.001 par value); 100,000,000 shares authorized as of March 31, 2025 and December 31, 2024, respectively	—	—
Common stock ($0.001 par value); 1,700,000,000 shares authorized; 1,391.3 million and 1,175.5 million shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1,391	1,328
Additional paid-in capital	1,360,652	1,344,720
Stock subscription receivable	(79)	(79)
Accumulated deficit	(1,462,842)	(1,443,499)
Accumulated other comprehensive income	1,399	3,043
Total stockholders’ deficit	(99,479)	(94,487)
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$27,505	$26,728

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(Unaudited)

	For the three months ended
	March 31,
	2025	2024
Revenues:
Research and other	$375	$284
Total revenues	375	284
Operating costs and expenses:
Research and development	8,351	7,942
General and administrative	9,335	8,086
Total operating costs and expenses	17,686	16,028
Loss from operations	(17,311)	(15,744)
Other income (expense):
Change in fair value of derivative liabilities	1,280	120
Change in fair value of share payable	(23)	(106)
Change in fair value of convertible notes	3,697	1,775
Loss from extinguishment of debt	(7,282)	(2,171)
Loss from warrant modification	—	—
Interest expense	(1,602)	(1,518)
Foreign currency transaction gain (loss)	1,898	(668)
Total other expense	(2,032)	(2,568)
Net loss	(19,343)	(18,312)
Deemed dividend related to warrant modifications	(265)	(568)
Net loss attributable to common stockholders	$(19,608)	$(18,880)

Other comprehensive income (loss)
Foreign currency translation adjustment	(1,644)	614
Total comprehensive loss	$(21,252)	$(18,266)

Net loss per share applicable to common stockholders
Basic and diluted	$(0.01)	$(0.02)
Weighted average shares used in computing basic and diluted loss per share	1,359,496	1,188,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

(Unaudited)

	For the Three Months Ended March 31, 2025
	Mezzanine equity							Accumulated
	Series C Convertible				Additional			Other	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Par value	Capital	Receivable	Deficit	Income (Loss)	Deficit
Balances at January 1, 2025	973	$15,507	1,328,622	$1,328	$1,344,720	$(79)	$(1,443,499)	$3,043	$(94,487)
Series C convertible preferred stock conversion	(69)	(866)	1,720	2	864	—	—	—	866
Issuance of common stock for cash, net	—	—	22,747	23	5,100	—	—	—	5,123
Warrants exercised for cash	—	—	76	—	17	—	—	—	17
Issuance of common stock for conversion of debt and accrued interest	—	—	38,013	38	9,566	—	—	—	9,604
Stock-based compensation	—	—	75	—	385	—	—	—	385
Net loss	—	—	—	—	—	—	(19,343)	—	(19,343)
Warrant modifications	—	—	—	—	265	—	—	—	265
Deemed dividend related to warrant modifications	—	—	—	—	(265)	—	—	—	(265)
Cumulative translation adjustment	—	—	—	—	—	—	—	(1,644)	(1,644)
Balances at March 31, 2025	904	$14,641	1,391,253	$1,391	$1,360,652	$(79)	$(1,462,842)	$1,399	$(99,479)

	For the Three Months Ended March 31, 2024
	Mezzanine equity							Accumulated
	Series C Convertible				Additional			Other	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Par value	Capital	Receivable	Deficit	Income	Deficit
Balances at January 1, 2024	1,209	$18,718	1,175,459	$1,175	$1,291,316	$(79)	$(1,359,721)	$1,536	$(65,773)
Issuance of Series C convertible preferred stock for cash	308	3,624	—	—	—	—	—	—	—
Series C convertible preferred stock conversion	(220)	(2,532)	5,493	5	2,527	—	—	—	2,532
Warrants exercised for cash	—	—	5,831	6	1,305	—	—	—	1,311
Cashless warrants and stock options exercise	—	—	1,633	2	(2)	—	—	—	—
Issuance of common stock for conversion of debt and accrued interest	—	—	6,942	7	3,945	—	—	—	3,952
Stock-based compensation	—	—	—	—	1,164	—	—	—	1,164
Net loss	—	—	—	—	—	—	(18,312)	—	(18,312)
Warrants modfication	—	—	—	—	1,798	—	—	—	1,798
Deemed dividend related to warrants modification	—	—	—	—	(568)	—	—	—	(568)
Cumulative translation adjustment	—	—	—	—	—	—	—	614	614
Balances at March 31, 2024	1,297	$19,810	1,195,358	$1,195	$1,301,485	$(79)	$(1,378,033)	$2,150	$(73,282)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the three months ended
	March 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(19,343)	$(18,312)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	434	428
Amortization of debt discount	334	576
Change in fair value of derivatives	(1,280)	(120)
Change in fair value of share payable	23	106
Change in fair value of convertible notes	(3,697)	(1,775)
Loss from extinguishment of debt	7,282	2,171
Amortization of operating lease right-of-use asset	64	77
Stock-based compensation for services	385	1,164
Subtotal of non-cash charges	3,545	2,627
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2	(477)
Other non-current assets	2	(8)
Accounts payable and accrued expenses	4,375	4,531
Related party accounts payable and accrued expenses	2,020	(810)
Lease liabilities	(19)	43
Net cash used in operating activities	(9,418)	(12,406)
Cash Flows from Investing Activities:
Purchase of equipment and construction in progress	(93)	(239)
Net cash used in investing activities	(93)	(239)
Cash Flows from Financing Activities:
Proceeds from issuance of Series C convertible preferred stock	—	3,624
Proceeds from issuance of common shares	5,123	—
Proceeds from exercise of warrants	17	1,311
Proceeds from issuance of notes payable, net	5,000	—
Proceeds from issuance of convertible notes payable, net	2,200	7,100
Proceeds from contingent payment obligation	—	50
Repayment of notes payable	(71)	—
Repayment of convertible notes payable	(536)	—
Net cash provided by financing activities	11,733	12,085
Effect of exchange rate changes on cash and cash equivalents	(1,618)	912
Net increase in cash and cash equivalents	604	352

Cash and cash equivalents, beginning of the period	2,175	2,126
Cash and cash equivalents, end of the period	$2,779	$2,478

Supplemental disclosure of cash flow information
Interest payments on notes payable	$(89)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the three months ended
	March 31,
	2025	2024
Supplemental schedule of non-cash activities:
Cashless warrants and stock options exercise	$—	$2
Issuance of common stock for conversion of debt and accrued interest	$9,604	$3,952
Series C convertible preferred stock conversion	$866	$2,532
Capital expenditures included in accounts payable	$171	$500
Deemed dividend related to warrant modifications	$265	$568
Debt discount related to warrant modifications	$—	$8

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

1. Organization and Description of Business

Northwest Biotherapeutics, Inc. and its wholly owned subsidiaries Flaskworks, Northwest Biotherapeutics Limited, Northwest Biotherapeutics Capital Limited, Northwest Biotherapeutics B.V., and NW Bio GmbH (collectively, the “Company”, “we”, “us” and “our”) were organized to discover and develop innovative immunotherapies for cancer. The Company has developed DCVax® platform technologies for both operable and inoperable solid tumor cancers. The Company has wholly owned subsidiaries in Boston, the U.K., the Netherlands and Germany. On August 28, 2020, the Company acquired Flaskworks, LLC (“Flaskworks”), a company that has developed a system designed to close and automate the manufacturing of cell therapy products such as DCVax®.

The Company relies upon contract manufacturers for production of its DCVax products, research and development services, distribution and logistics, and related services, in compliance with the Company’s specifications and the applicable regulatory requirements.

The Company has completed a Phase 3 clinical trial of its DCVax®-L product for glioblastoma brain cancer, has publicly reported the results in a peer reviewed publication in a medical journal as well as at a medical conference, and submitted a Marketing Authorization Application (MAA) for regulatory approval in the U.K. in December 2023. The MAA is in process of their review. The Company is also in the process of restarting its DCVax®-Direct program for inoperable tumors.

2. Financial Condition, Going Concern and Management Plans

The Company has incurred annual net operating losses since its inception. The Company had a net loss of $19.3 million for the three months ended March 31, 2025. The Company used approximately $9.4 million of cash in its operating activities during the three months ended March 31, 2025.

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

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company uses to prepare its annual audited consolidated financial statements. The condensed consolidated balance sheet as of March 31, 2025, condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2025 and 2024, condensed consolidated statement of stockholders’ deficit for the three months ended March 31, 2025 and 2024, and the condensed consolidated statements of cash flows for the three months ended March 31, 2025 and 2024 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months ended March 31, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025 or for any future interim period. The condensed consolidated balance sheet at December 31, 2024 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2024 and notes thereto included in the Company’s annual report on Form 10-K (the “2024 Annual Report”), which was filed with the SEC on March 31, 2025.

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

Segment Information

The Company operates in one operating segment for the purposes of assessing performance, making operating decisions, and allocating Company resources. The Company’s chief operating decision maker (CODM) is its chief executive officer, who considers net loss to evaluate overall expenses associated with conducting research and development activities, which includes evaluating the progress of ongoing clinical trials and the planning and execution of current and future research and development activities. Further, the CODM reviews and utilizes functional expenses (research and development and general and administrative) as reported in the consolidated statements of operations to manage the Company’s operations. The measure of performance, significant expenses, and other items are each reflected in the consolidated statements of operations. The accounting policies of the Company’s single reportable segment are the same as those for the consolidated financial statements. The level of disaggregation and amounts of significant segment expenses that are regularly provided to the CODM are the same as those presented in the consolidated statements of operations. The measure of segment assets is reported on the consolidated balance sheets as total assets.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies from those previously disclosed in the 2024 Annual Report.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Recently Adopted Accounting Standards

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company adopted this standard as of January 1, 2025. The adoption of this ASU did not have any material impact on the Company’s quarterly condensed consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU No. 2024-03 (“ASU 2024-03”), Disaggregation of Income Statement Expenses (DISE) which requires disaggregated disclosure of income statement expenses for public business entities. The standard requires public business entities to disclose disaggregated information about specific natural expense categories underlying certain income statement expense line items that are considered relevant. The FASB also issued ASU No. 2025-01 (“ASU 2025-01”), Clarifying the Effective Date, which clarifies the adoption date of ASU 2024-03 as annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the potential effect of this accounting standard update on its consolidated financial statements and related disclosures.

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

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of March 31, 2025 and December 31, 2024 (in thousands):

	Fair value measured at March 31, 2025
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	March 31, 2025	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$1,036	$—	$—	$1,036
Contingent payable derivative liability	9,481	—	—	9,481
Convertible notes at fair value	35,944	—	—	35,944
Share payable	693	—	—	693
Total fair value	$47,154	$—	$—	$47,154

	Fair value measured at December 31, 2024
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$2,219	$—	$—	$2,219
Contingent payable derivative liability	9,578	—	—	9,578
Convertible notes at fair value	34,224	—	—	34,224
Share payable	143	—	—	143
Total fair value	$46,164	$—	$—	$46,164

There were no transfers between Level 1, 2 or 3 during the three-month period ended March 31, 2025.

The following table presents changes in Level 3 liabilities measured at fair value for the three-month period ended March 31, 2025. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

				Convertible
	Warrant	Contingent Payable	Share	Notes
	Liability	Derivative Liability	Payable	At Fair Value	Total
Balance - January 1, 2025	$2,219	$9,578	$143	$34,224	$46,164
Additional share payable	—	—	625	—	625
Issuance of convertible notes at fair value	—	—	—	2,200	2,200
Redemption of share payable	—	—	(98)	—	(98)
Additions from debt extinguishment	—	—	—	5,642	5,642
Debt repayment	—	—	—	(525)	(525)
Debt conversion	—	—	—	(1,900)	(1,900)
Change in fair value	(1,183)	(97)	23	(3,697)	(4,954)
Balance - March 31, 2025	$1,036	$9,481	$693	$35,944	$47,154

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities, share payable, and contingent conversion feature (excluding the piggy-back right, which was based on key milestone estimates, see Note 7 for piggy-back rights) that are categorized within Level 3 of the fair value hierarchy as of March 31, 2025 and

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

December 31, 2024 is as follows. The liability relates to the remaining redemption feature which, like the convertible notes at fair value, includes discount factors that are unobservable inputs and proprietary in nature.

	As of March 31, 2025
	Share Payable	Warrant Liability
Strike price	$0.24	$0.25
Contractual term (years)	0.03	0.32
Volatility (annual)	59%	60%
Risk-free rate	1.8%	4.3%
Dividend yield (per share)	0%	0%

	As of December 31, 2024
	Share Payable	Warrant Liability
Strike price	$0.25	$0.25
Contractual term (years)	0.08	0.58
Volatility (annual)	60%	66%
Risk-free rate	4.3%	4.2%
Dividend yield (per share)	0%	0%

5. Stock-based Compensation

The following table summarizes total stock-based compensation expense for the three months ended March 31, 2025 and 2024 (in thousands).

	For the three months ended
	March 31,
	2025	2024
Research and development	$365	$1,009
General and administrative	20	155
Total stock-based compensation expense	$385	$1,164

The total unrecognized stock compensation (primarily for consultants) cost was approximately $1.5 million as of March 31, 2025 and will be recognized over the next 1.8 years.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Stock Options

The following table summarizes stock option activity for options during the three months ended March 31, 2025 (amount in thousands, except per share number):

			Weighted Average
		Weighted	Remaining
	Number of	Average	Contractual Life	Total Intrinsic
	Shares	Exercise Price	(in years)	Value
Outstanding as of January 1, 2025	316,826	$0.35	5.0	$3,932
Granted	250	0.25	5.0	—
Outstanding as of March 31, 2025	317,076	$0.35	4.8	$10
Options vested (1)	282,984	$0.33	4.7	$10
(1)

183 million of the 283 million stock options are subject to agreements (the “Blocker Letter Agreements”) under which they are subject to a restriction that the options may only be exercised if the Company has sufficient authorized shares available for issuance.

Restricted Stock Awards

Advent SOW 6

There was no stock based compensation related to Statement of Work #6 (“SOW 6”) recognized during the three months ended March 31, 2025 and 2024. As previously reported, Advent previously achieved all of the 10 one-time milestones (i.e., for all six workstreams that were prerequisites for a MAA application for product approval, for obtaining all three licenses required for the Sawston facility, and for the completion of key portions of the MAA application) pursuant to SOW 6.

As of March 31, 2025, 1.5 million shares related to the milestone for completion and submission of the MAA had not been issued and the fair value of the shares of $1.1 million remained accrued in accounts payable and accrued expenses to related parties and affiliates.

6. Property, Plant and Equipment

Property, plant and equipment consist of the following at March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,	Estimated
	2025	2024	Useful Life
Leasehold improvements	$18,397	$17,973	Lesser of lease term or estimated useful life
Office furniture and equipment	569	531	3-5 years
Computer and manufacturing equipment and software	3,316	3,160	3-5 years
Land in the United Kingdom	88	85	NA
	22,370	21,749	NA
Less: accumulated depreciation	(6,082)	(5,553)
Total property, plant and equipment, net	$16,288	$16,196

Depreciation and amortization expense was approximately $0.4 million and $0.4 million for the three months ended March 31, 2025, and 2024, respectively.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

7. Outstanding Debt

The following two tables summarize outstanding debt as of March 31, 2025 and December 31, 2024, respectively (amount in thousands, except per share amounts):

		Stated				Fair
		Interest	Conversion		Remaining	Value	Carrying
	Maturity Date	Rate	Price	Face Value	Debt Discount	Adjustment	Value
Short term convertible notes payable
6% unsecured	Due	6%	$3.09	$135	$—	$—	$135
8% unsecured	Various	8%	$0.20	1,355	(1)	—	1,354
				1,490	(1)	—	1,489
Short term convertible notes at fair value
0% unsecured	1/19/2026	0%	Variable	3,100	—	307	3,407
8% unsecured	Various	8%	$0.27	1,000	—	157	1,157
11% unsecured	Various	11%	$0.21 - $0.32	15,225	—	3,111	18,336
				19,325	—	3,575	22,900
Short term notes payable
0% unsecured	On Demand	0%	N/A	2,140	—	—	2,140
6% secured	3/25/2025	6%	N/A	182	—	—	182
8% unsecured	Various	8%	N/A	17,555	(798)	—	16,757
12% unsecured	On Demand	12%	N/A	563	—	—	563
				20,440	(798)	—	19,642
Long term convertible notes at fair value
11% unsecured	Various	11%	$0.20 - $0.38	10,765	—	2,279	13,044
				10,765	—	2,279	13,044
Long term notes payable
8% unsecured	Various	8%	N/A	7,710	(641)	—	7,069

Ending balance as of March 31, 2025				$59,730	$(1,440)	$5,854	$64,144
(1)	This note was paid in full on April 25, 2025.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

		Stated
		Interest	Conversion			Remaining	Fair Value	Carrying
	Maturity Date	Rate	Price		Face Value	Debt Discount	Adjustment	Value
Short term convertible notes payable
6% unsecured	Due	6%	$3.09		$135	$—	$—	$135
8% unsecured	2/21/2025	8%	$0.50	*	1,760	(25)	—	1,735
					1,895	(25)	—	1,870
Short term convertible notes at fair value
8% unsecured	2/15/2025	8%	$0.27		1,000	—	95	1,095
10% unsecured	1/11/2025	10%	$0.35		500	—	46	546
11% unsecured	Various	11%	$0.26-$0.46		15,250	—	1,433	16,683
					16,750	—	1,574	18,324

Short term notes payable
0% unsecured	On Demand	0%	N/A		2,140	—	—	2,140
6% secured	3/25/2025	6%	N/A		247	—	—	247
8% unsecured	Various	8%	N/A		11,660	(424)	—	11,236
12% unsecured	On Demand	12%	N/A		563	—	—	563
					14,610	(424)	—	14,186

Long term convertible notes at fair value
0% unsecured	1/19/2026	0%	Variable		5,000	—	918	5,918
11% unsecured	Various	11%	$0.29-$0.38		8,565	—	1,417	9,982
					13,565	—	2,335	15,900
Long term notes payable
8% unsecured	Various	8%	N/A		13,210	(814)	—	12,396

Ending balance as of December 31, 2024					$60,030	$(1,263)	$3,909	$62,676

* These convertible notes are convertible into Series C preferred shares at $12.50 per share. Each Series C preferred share is convertible into common shares after a 30-day restriction period. The conversion price in common share equivalent is $0.50 per share.

Notes Payable

On March 7, 2025, the Company entered into a Commercial Loan Agreement (the “March Commercial Loan”) with a commercial lender for an aggregate principal amount of $5.5 million. The March Commercial Loan bears interest at 8% per annum with a 22-month term. There are no principal repayments during the first eight months of the term. The March Commercial Loan is amortized in 14 installments starting on May 7, 2026. The March Commercial Loan carries an original issue discount of $0.5 million.

During the three months ended March 31, 2025, the Company issued approximately 27.9 million shares of common stock with a fair value of 7.3 million to certain lenders in lieu of cash payments of $6.2 million of debt, including $1.1 million of accrued interest. In addition, the Company has extinguished certain debt pursuant to exchange agreements executed with various holders pursuant to which the Company issues common stock at a price based on a limited pricing period (the “Share payable”). During the three months ended March 31, 2025, the Company settled $0.1 million of Share payables and accrued $0.6 million of Share payables. The Company recognized an approximately $1.6 million debt extinguishment loss during the three months ended March 31, 2025 from the debt redemption.

Convertible Notes

During the three months ended March 31, 2025, the Company modified an existing $1.7 million convertible note by extending the maturity dates and reducing the conversion price (the “Amended Convertible Note”). The modification was accounted for as a debt extinguishment as the conversion feature of the amended note was substantially different from the original terms. As a result, the Company recognized approximately $6,000 of debt extinguishment gain during the three months ended March 31, 2025 from this debt amendment.

In addition, the Company converted $0.4 million of the Amended Convertible Note including $31,000 accrued interest into 2.1 million shares of common stock at a conversion price of $0.20 per share.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Convertible Notes at Fair Value

During the three months ended March 31, 2025, the Company entered into several two-year convertible notes (the “Long-term Convertible Notes”) with multiple individual investors (the “Holders”) with an aggregate principal amount of $2.2 million. The Long-term Convertible Notes bear interest at 11% per annum and are convertible into common shares between $0.20 and $0.245 per share at the Holder’s sole option. In addition, the Holders have an alternative option to convert the Long-term Convertible Notes into a non-dilutive financial instrument, which has the same terms at those in the non-dilutive funding agreements as described in Note 12.

The Company elected the FVO to fair value the convertible notes described above under the guidance in ASC 825. The convertible notes at fair value are required to be remeasured using level 3 fair value measurements (see Note 4).

During the three months ended March 31, 2025, the Company modified certain existing convertible notes by (i) extending the maturity dates; (ii) reducing the conversion price, and (iii) granting the notes holders the right to further extend the maturity date of the notes from a period of time not to exceed 24 months. The modifications were accounted for as a debt extinguishment as the conversion feature of the amended notes were substantially different from the original terms. As a result, the Company recognized approximately $5.6 million of debt extinguishment loss during the three months ended March 31, 2025 from these debt amendments.

During the three months ended March 31, 2025, the Company converted $1.9 million of certain convertible notes that were originally issued in December 2024 into 8.0 million shares of common stock at a weighted average conversion price of $0.24 per share.

For the three months ended March 31, 2025 and 2024, interest expense related to outstanding debt totaled approximately $1.6 million and $1.5 million including amortization of debt discounts totaling $0.3 million and $0.6 million, respectively.

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

The following securities were not included in the diluted net loss per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the three months ended
	March 31,
	2025	2024
Series C convertible preferred stock	22,599	32,420
Common stock options	317,076	316,926
Common stock warrants - equity classified	60,422	97,040
Common stock warrants - liability classified	32,497	—
Convertible notes and accrued interest	137,267	60,929
Potentially dilutive securities	569,861	507,315

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

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

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

As of March 31, 2025, this milestone had been completed and paid.

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

As of March 31, 2025, this milestone had been completed but had not yet been paid. The Company had an accrued liability of $0.6 million as of March 31, 2025 related to this milestone.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

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

As of March 31, 2025, this milestone had been completed but had not yet been paid. The Company had an accrued liability of $0.8 million as of March 31, 2025 related to this milestone.

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

As of March 31, 2025, this milestone had been completed but had not yet been paid. The Company recognized an incremental accrued liability of $0.3 million during the three months ended March 31, 2025. The Company had an accrued liability of $0.5 million as of March 31, 2025 related to this milestone.

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

As of March 31, 2025, this milestone had not been completed. The Company recognized an incremental accrued liability of $0.2 million related to a future cash milestone payment that the Company anticipates will be achieved and earned over the course of the contract period during the three months ended March 31, 2025. The Company had an accrued liability of $0.3 million as of March 31, 2025 related to this milestone.

The following table summarizes total research and development costs from Advent for the three months ended March 31, 2025 and 2024, respectively (in thousands).

	For the three months ended
	March 31,
	2025	2024
Advent BioServices
Manufacturing cost in London	1,937	$1,726
Manufacturing cost at Sawston facility	3,377	2,652
SOW 8 one-time milestones - Cash
Expensed and due, but unpaid (milestone complete) (1)	285	—
Expensed but unpaid, not yet due (milestone not yet complete) (2)	200	—
Total	$5,799	$4,378
(1)	This covers one-time milestone: Technology transfer: clean room implementation.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(2)	This convers one-time milestone: Draft new IMPD (Investigational Medicinal Product Dossier) and new IND (CMC section).

Advent BioServices Sublease Agreement

On December 31, 2021, the Company entered into a Sub-lease Agreement (the “Agreement”) with Advent. The Agreement permits use by Advent of a portion of the space in the Sawston facility, which is leased by the Company under a separate head lease with a different counterparty (Huawei) that commenced on December 14, 2018. The Company subleased approximately 14,459 square feet of the 88,000 square foot building interior space, plus corresponding support space and parking. The lease payments amount under the Agreement are two times the amount payable by the Company under the head lease (which is currently £5.75 or approximately $7.44 per square foot based on exchange rate as of March 31, 2025), but subject to a cap of $10 per square foot. Accordingly, the monthly lease payments under the Sublease are based on $145,000 annually for 2024. The total lease payments paid by the Company to Huawei for the 88,000 square foot facility, exterior spaces and parking under the head lease are £550,000 (approximately $736,000) per year. The term of the Agreement shall end on the same date as the head lease term ends.

During the three months ended March 31, 2025 and 2024, the Company recognized sub-lease income of $36,000 and $36,000, respectively.

Related Party Accounts Payable

As of March 31, 2025 and December 31, 2024, there were outstanding unpaid accounts payable and accrued expenses owed to Advent as summarized in the following table (in thousands). These unpaid amounts are part of the Related Party expenses reported in the above section.

	March 31,	December 31,
	2025	2024
Advent BioServices - amount invoiced but unpaid	$3,227	$1,692
Advent BioServices - amount accrued but unpaid (1)	3,245	2,760
Total payable and accrued, but unpaid to Advent BioServices	$6,472	$4,452
(1) This includes $1.1 million which is not payable in cash but represents the value of 1.5 million shares that will become issuable to Advent, following final Board approval, for achievement of the one-time milestone for submission of the MAA application to MHRA on December 20, 2023. Such shares were not issued as of March 31, 2025, and the total value, previously recognized as stock compensation expense, was reclassified from Additional Paid-in-Capital to Accounts payable and accrued expenses to related parties and affiliates.

10. Preferred Stock

Series C Convertible Preferred Stock

During the three months ended March 31, 2025, approximately 0.1 million Series C Shares with a book value of $0.9 million were converted into 1.7 million common shares at a ratio of 1:25.

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

11. Stockholders’ Deficit

Common Stock

During the three months ended March 31, 2025, the Company received $5.1 million from the issuance of 22.7 million shares of common stock.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Stock Purchase Warrants

The following is a summary of warrant activity for the three months ended March 31, 2025 (dollars in thousands, except per share data):

	Number of	Weighted Average	Remaining
	Warrants	Exercise Price	Contractual Term
Outstanding as of January 1, 2025	94,199	$0.28	2.20
Warrants exercised for cash	(76)	0.23	—
Warrants expired and cancellation	(1,204)	0.34	—
Outstanding as of March 31, 2025 (1)	92,919	$0.28	1.99
(1)	At March 31, 2025, of the approximately 93 million total outstanding warrants listed above, approximately 90 million warrants were under Blocker Letter Agreements or suspension agreements.

Warrant Modifications

During the three months ended March 31, 2025, the Company amended certain warrants whereby the maturity dates were extended for an additional approximately 3-6 months. The value of these modifications was calculated using the Black-Scholes-Merton option pricing model based on the following weighted average assumptions.

	Post-modification	Pre-modification
Exercise price	$0.28	$0.28
Expected term (in years)	3.2	2.9
Volatility	71%	71%
Risk-free interest rate	3.9%	3.9%
Dividend yield	0%	0%

The incremental fair value attributable to the modified awards compared to the original awards immediately prior to the modification was calculated at $0.3 million which was treated as a deemed dividend and is reflected as “Deemed dividend related to warrant modifications” in the accompanying condensed consolidated statement of operations and comprehensive loss.

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

The Company’s current office lease in the U.K. will expire in July 2025. In January 2025, the Company entered into a new office lease agreement for the U.K. (the “2025 U.K. Office Lease”). The commencement date for the 2025 U.K. Office Lease is expected to be between May 2025 and November 2025, when the buildout of the office is completed and the Company gains the access to the leased property. The 2025 U.K. Office Lease will expire 5 years after the commencement date. As of March 31, 2025, the Company has not taken possession of the premises.

On August 22, 2024, the Company extended its office lease in the U.S for an additional 2 years under an amended agreement. The Company recognized additional $0.4 million ROU assets and lease liabilities for its amended office lease in the U.S.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

At March 31, 2025, the Company had operating lease liabilities of approximately $4.9 million for both the 20-year lease of the building for the manufacturing facility in Sawston, U.K., and the current office lease in the U.S. and ROU assets of approximately $4.2 million for the Sawston lease and U.S. office lease are included in the condensed consolidated balance sheet.

Operating Lease - Lessor Arrangements

On December 31, 2021, the Company entered into a Sub - lease Agreement (the “Agreement”) with Advent. The Agreement permits use by Advent of a portion of the space in the Sawston facility, which is leased by the Company under a separate head lease with a different counterparty (Huawei) that commenced on December 14, 2018. The Company subleased approximately 14,459 square feet of the 88,000 square foot building interior space, plus corresponding support space and parking. The lease payments amount under the Agreement are two times the amount payable by the Company under the head lease (which is currently £5.75 or approximately $7.44 per square foot based on exchange rate as of March 31, 2025), but subject to a cap of $10 per square foot. Accordingly, the monthly lease payments under the Sublease are based on $145,000 annually for 2025. The total lease payments paid by the Company to Huawei for the 88,000 square foot facility, exterior spaces and parking under the head lease are £550,000 (approximately $711,000) per year. The term of the Agreement shall end on the same date as the head lease term ends.

The following summarizes quantitative information about the Company’s operating leases (amount in thousands):

	For the three months ended
	March 31, 2025
	U.K	U.S	Total
Lease cost
Operating lease cost	$154	$53	$207
Short-term lease cost	13	—	13
Variable lease cost	—	—	—
Sub-lease income	(36)	—	(36)
Total	$131	$53	$184

Other information
Operating cash flows from operating leases	$(164)	$(23)	$(187)
Weighted-average remaining lease term – operating leases	7.2	1.1	—
Weighted-average discount rate – operating leases	12%	12%	—

	For the three months ended
	March 31, 2024
	U.K	U.S	Total
Lease cost
Operating lease cost	$156	$65	$221
Short-term lease cost	13	—	13
Variable lease cost	—	6	6
Sub-lease income	(36)	—	(36)
Total	$133	$71	$204

Other information
Operating cash flows from operating leases	$(166)	$(75)	$(241)
Weighted-average remaining lease term – operating leases	7.7	0.4	—
Weighted-average discount rate – operating leases	12%	12%	—

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The Company recorded lease costs as a component of general and administrative expense during the three months ended March 31, 2025 and 2024, respectively.

Maturities of our operating leases, excluding short-term leases and sublease agreement, are as follows:

Nine months ended December 31, 2025	$714
Year ended December 31, 2026	863
Year ended December 31, 2027	673
Year ended December 31, 2028	673
Year ended December 31, 2029	673
Thereafter	6,033
Total	9,629
Less present value discount	(4,768)
Operating lease liabilities included in the Condensed Consolidated Balance Sheet at March 31, 2025	$4,861

Maturities of our operating leases under the sublease agreement, are as follows:

Nine months ended December 31, 2025	$108
Year ended December 31, 2026	145
Year ended December 31, 2027	145
Year ended December 31, 2028	145
Year ended December 31, 2029	145
Thereafter	1,305
Total	$1,993

Advent BioServices Services Agreement

On May 14, 2018, the Company entered into a DCVax®-L Manufacturing and Services Agreement (“MSA”) with Advent BioServices, a related party which was formerly part of Cognate BioServices and was spun off separately as part of an institutional financing of Cognate. The MSA provides for manufacturing of DCVax-L products at an existing facility in London. The MSA is structured in the same manner as the Company’s prior agreements with Cognate BioServices. The MSA provides for certain payments for achievement of milestones and, as was the case under the prior agreement with Cognate BioServices, the Company is required to pay certain fees for dedicated production capacity reserved exclusively for DCVax production and pay for manufacturing of DCVax-L products for a certain minimum number of patients, whether or not the Company fully utilizes the dedicated capacity and number of patients. The MSA remains in force until five years after the first commercial sales of DCVax-L products pursuant to a marketing authorization, accelerated approval or other commercial approval, unless cancelled. Either party may terminate the MSA on twelve months’ notice, to allow for transition arrangements by both parties. During the notice period services would still be provided. Minimum required payments for this notice period are anticipated to total approximately £4.6 million ($6.1 million).

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

German Tax Matter

The German tax authorities have audited our wholly owned subsidiary, NW Bio GmbH, for 2013-2015. The NW Bio GmbH submitted substantial documentation to refute certain aspects of the assessments and the German tax authorities agreed in principle with the Company’s proposed revised approach and settlement offer. A final settlement bill was received from the German Tax Authority confirming that only a portion of the original bill was owed, €277,000 (approximately $329,000), for corporate taxes, interest, and reduced penalty for the period under audit, which the Company paid on September 2, 2021. The Company also received and paid the final settlement bill from the local authority for trade taxes for the audit period in the amount of €231,000 (approximately $272,000). On November 4, 2021, the Company received a letter from the local tax authorities asking for additional late fees of €513,000 (approximately $554,000) on reimbursable withholding taxes that had been waived during the settlement process. On December 8, 2021, the Company appealed the assessment of additional late fees. Additionally, the Company requested that NW Bio GmbH be deregistered from the trade register, as it no longer had current operations. The deregistration was granted effective December 31, 2021. Between January 2022 and July 2022, the Company received tax bills for the corporate and trade taxes for the 2016-2020 tax years that totaled approximately €222,000 (approximately $238,000). On July 27, 2022, the Company was informed that the German Tax Authorities were prepared to waive €135,000 (approximately $145,000) of the penalties. The Company offered to pay this reduced penalty if an extended payment plan was approved. A response was received dated November 14, 2022 indicating that the tax authority would not be able to grant a further deferral of payment of these penalties. In a letter dated December 27, 2022, the Leipzig tax authority sent letters to the former and current managing directors of NW Bio GmbH giving 30 days to respond to a tax liability questionnaire. Based on the responses to the liability questionnaires the tax authorities have currently not directed any further measures against former and current managing directors of NW Bio GmbH with respect to tax liability proceedings. On October 12, 2023 and January 16, 2024, the Company made €189,000 (approximately $201,000) and €189,000 (approximately $207,000) payments, respectively, regarding to the late payment penalty. As of March 31, 2025, the Company accrued for trade tax liability of €155,000 (approximately $168,000) and corporation tax of €99,000 (approximately $107,000). Based on the Company’s current operating state in Germany and the negotiations, the Company believes, based on its evaluation under ASC 740, that the resolution of these tax matters will not likely result in a net material charge to the Company.

Other Contingent Payment Obligation

As of March 31, 2025, the Company had contingent payment obligation of $4.7 million, which are related to a gain contingency from non-dilutive funding agreements with various investors. These agreements are accounted for under ASC 470 and are recognized as contingent payment obligations on the Company’s condensed consolidated balance sheet. The Company’s payment obligations only apply when such are received by the Company.

13. Subsequent Events

Between April 1, 2025 and May 9, 2025, the Company received $5.5 million in funding from the sale of common shares, proceeds from warrant exercise, and proceeds of debt arrangements.

Between April 1, 2025 and May 9, 2025, the Company issued approximately 24.4 million shares of common stock for proceeds of $5.2 million.

Between April 1, 2025 and May 9, 2025, the Company entered into several 2-year convertible notes (the “Convertible Notes”) with multiple individual investors (the “Holders”) with an aggregate principal amount of $0.3 million. The Convertible Notes bear interest at 11% per annum and are convertible into common shares at $0.19 per share at the Holder’s sole option. In addition, the Holders have an alternative option to convert the Convertible Notes into a non-dilutive financial instrument, which has the same terms at those in the non-dilutive funding agreements as described in Note 12.

Between April 1, 2025 and May 9, 2025, the Company issued approximately 8.3 million shares of common stock to certain lenders in lieu of cash payments of $2.7 million of debt, including $0.2 million interest. The Company also issued 3.7 million shares of common stock to extinguish $0.9 million outstanding share liability.

Between April 1, 2025 and May 9, 2025, $2 million of convertible note was converted into 9.5 million shares of common stock pursuant to the conversion option.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements included with this report. In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words “believe,” “expect,” “intend,” “anticipate,” and similar expressions are used to identify forward-looking statements, but some forward-looking statements are expressed differently. Many factors could affect our actual results, including those factors described under “Risk Factors” in our Form 10-K for the year ended December 31, 2024 and in Part II Item 1A of this report. These factors, among others, could cause results to differ materially from those presently anticipated by us. You should not rely upon on these forward-looking statements.

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

During the first three months of 2025, the Company continued its progress on multiple fronts, including the following.

MAA Application. The Company and its teams of consultants continued to be actively engaged in the MAA process. As is typical, and as the Company has previously stated, the Company does not plan to make any interim announcements while its MAA is going through the regulatory process. The Company plans to announce the results when the regulatory review and decision-making is finished.

Manufacturing Scale-Up in the Sawston, UK Facility. The Company and Advent proceeded with detailed planning for buildout and equipping of the simplified C lab in the Sawston, UK facility, including contractor and vendor arrangements. Advent devised arrangements to obtain essential equipment for the C lab quickly, and avoid the delivery lead times of 10-12 months. The simplified C lab will enable a substantial scale-up of production capacity in Sawston. As previously reported, the simplified Grade C lab will be adjacent to an existing Grade B lab, making use of existing shell space and drawing upon some of the infrastructure associated with the Grade B lab. This will enable the simplified Grade C lab to be completed for a fraction of the cost and less than half the time for regular Grade C labs.

Manufacturing in the US. The Company continued its discussions with GMP facilities in several states to obtain capacity and availability for potential manufacturing in the US. The Company anticipates reaching an agreement during this summer. The manufacturing is initially contemplated to include DC products involving the IP in-licensed from Roswell Park and the University of Pittsburgh, and then DCVax products.

DCVax-Direct Program. The Company believes it is on track to submit the initial INDs during Q2 of this year, as previously projected, for clinical trials of the Company’s new DCVax-Direct product. The trials are designed to be compact and streamlined, by using Simon two-stage designs to start small (e.g., with just 12-20 patients) and then expand if encouraging results are seen, and by focusing on tumor response endpoints. These trials are the culmination of two years of technology transfer and process development work to establish manufacturing for DCVax-Direct products in Sawston, and to develop a new version of DCVax-Direct to replace an ingredient for which there is a persistent worldwide shortage. During Q1, the final stages of the process were being carried out, including engineering runs and validations.

Enhanced DCVax-Direct Products and Upcoming Presentation. The Company continued its internal testing of certain immune booster agents that it has in-licensed, to identify the most useful booster agent(s) and combination(s) of agents for enhanced DCVax-Direct products. The Company currently anticipates making a presentation about this at a scientific conference in June. The Company is also in discussions with clinicians about which version(s) of enhanced DCVax-Direct products should be selected and for which cancers for the initial clinical trials.

Clinical Trials With Roswell and Pittsburgh Technologies. The Company has continued working with Dr. Kalinski and leading clinicians to develop arrangements for compact Simon 2-stage clinical trials of two dendritic cell treatments from the Roswell and Pittsburgh portfolios: DCs loaded with abnormal tumor blood vessel antigens (TBVA), and intra-tumoral injection of unloaded DCs (prepared differently than the Company’s DCVax-Direct products). The US manufacturing arrangements described above will need to be completed to supply the products for these trials.

Technology Targeting In Vivo DCs. While the clinical trials of the Roswell/Pittsburgh DC technologies are waiting for the US manufacturing agreement to be reached and implemented, the Company has identified another technology in the Roswell/Pittsburgh portfolios that could proceed with clinical testing in the meantime. This technology is designed to mobilize the “endogenous” (resident) DCs inside the patient’s body through cytokine conditioning regimens. The treatment agents are biologics, not cells themselves. As a comparison: for DCVax-L, the DC precursor cells are matured and activated ex vivo in the manufacturing facility, and are also “educated” ex vivo by exposure to tumor material in the manufacturing facility. For DCVax-Direct, the maturation and activation take place ex vivo, but the “education” takes place in vivo when the DCs are injected into the tumor and are exposed to the tumor material there. With the cytokine conditioning regimens, all of the steps take place in vivo in the patient’s body. The Company believes this technology can complement the Company’s cell therapies (for example, where patients have exhausted their DCVax doses).

Compassionate Use Programs. The Company continues to receive an ongoing stream of patient requests for compassionate use of DCVax therapies for a variety of cancers. The Company has previously treated compassionate use cases involving a variety of solid tumor cancers with its DCVax therapies. The Company believes that those compassionate use cases have been helpful for the patients involved, and have also generated useful real world data. The Company is expanding its compassionate use programs.

Litigation Progress. The Company continued to vigorously pursue its lawsuit against certain market makers. The Company received a favorable Report and Recommendation from the Magistrate on the last remaining element to be evaluated regarding the sufficiency of the Company’s Complaint: loss causation. The Company also received a favorable decision from the court related to the Defendants’ Motion to Dismiss the Company’s Complaint. The case will now proceed into the long-awaited discovery stage. The Company believes the litigation activities are making important progress, and the Company plans to continue pursuing the cases vigorously. See Part II Item 1, Legal Proceedings, below.

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

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2024. Our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Three Months Ended March 31, 2025 and 2024

We recognized a net loss of $19.3 million and $18.3 million for the three months ended March 31, 2025 and 2024, respectively.

Research and Development Expense

For the three months ended March 31, 2025 and 2024, research and development expenses were $8.4 million and $7.9 million, respectively. The increase in 2025 was primarily related to an increased cost related to MAA application at the MHRA and the resumption of DCVax-Direct production, and offset by a decrease in stock-based compensation.

General and Administrative Expense

For the three months ended March 31, 2025 and 2024, general and administrative expenses were $9.3 million and $8.1 million, respectively. The increase was mainly related to legal costs.

Change in Fair Value of Derivatives

We recognized a non-cash gain of $1.3 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively. The gain was primarily due to the decrease of our closing stock price as of March 31, 2025 and 2024 compared to December 31, 2024 and 2023. The higher gain in 2025 was mainly due to the non-cash revaluation gain recognized as of March 31, 2025 for certain warrants that were reclassified in liability in December 2024.

Change in Fair Value of Convertible Notes

We recognized a non-cash gain of $3.7 million and $1.8 million change in fair value of the convertible notes during the three months ended March 31, 2025 and 2024. The non-cash gain was resulted from the decrease of the Company’s stock price.

Debt Extinguishment

We recognized approximately $7.3 million and $2.2 million debt extinguishment loss during the three months ended March 31, 2025 and 2024 from debt redemptions and debt amendments, respectively. The increase during the three months ended March 31, 2025 compared to last year was due to multiple amendments on the existing convertible notes which resulted a debt extinguishment loss of $5.6 million.

Interest Expense

During the three months ended March 31, 2025 and 2024, we recognized interest expense of $1.6 million and $1.5 million, respectively. The increase in interest expense in 2025 was mainly related to an increase of outstanding debt balance.

Foreign currency transaction gain (loss)

During the three months ended March 31, 2025 and 2024, we recognized foreign currency transaction gain of $1.9 million and a loss of $0.7 million, respectively. The gain was due to the strengthening of the British pound sterling relative to the U.S. dollar and vice versa for the loss.

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

Cash Flow

Operating Activities

During the three months ended March 31, 2025 and 2024, net cash outflows from operations were approximately $9.4 million and $12.4 million, respectively. The decrease in cash used in operating activities was primarily attributable to lower payments for clinical trial related expenditures, insurance costs and certain consulting expenditures.

Investing Activities

We spent approximately $0.1 million and $0.2 million in cash for the purchase of additional equipment and our build-out in Sawston, UK during the three months ended March 31, 2025 and 2024, respectively.

Financing Activities

We received approximately $5.1 million cash from issuance of 22.7 million shares of common stock during the three months ended March 31, 2025.

We received approximately $3.6 million cash from issuance of 0.3 million shares of Series C convertible preferred stock during the three months ended March 31, 2024.

We received approximately $2.2 million and $7.1 million of cash from issuance of convertible notes to individual lenders during the three months ended March 31, 2025 and 2024, respectively.

We received approximately $5.0 million of cash from the issuance of a loan from a commercial lender during the three months ended March 31, 2025.

We received approximately $17,000 and $1.3 million of cash from the exercise of warrants during the three months ended March 31, 2025 and 2024, respectively.

We received $50,000 from issuance of non-dilutive funding agreements during the three months ended March 31, 2024.

We made aggregate debt payments of $0.6 million during the three months ended March 31, 2025.

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

Based on our analysis, as of March 31, 2025, the effect of a 100+/- basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss are considered immaterial.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of March 31, 2025, of the design and operation of our disclosure controls and procedures, as such terms are defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, management concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

On March 26, 2025, Senior Judge Woods issued his opinion adopting Magistrate Stein’s R&R. On April 4, 2025 the Court granted an extension to the defendants to respond to plaintiffs Second Amended Complaint by April 25, 2025.

This was followed on April 23, 2025 by an Initial Case Management Conference Order for June 5, 2025, requiring the submission of a Joint Proposed Case Management Plan no later than one week prior to the scheduled Conference. Plaintiffs and defendants are currently negotiating that Plan with a major focus on the imminent discovery schedule.

The Company plans to continue its vigorous pursuit of this case.

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

Item 1A. Risk Factors

Applicable risk factors are set forth in the Company’s report on Form 10-K for the fiscal year ended December 31, 2024.

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

32.1	Certification of President, Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Schema Document.

101.CAL	Inline XBRL Calculation Linkbase Document.

101.DEF	Inline XBRL Definition Linkbase Document.

101.LAB	Inline XBRL Label Linkbase Document.

101.PRE	Inline XBRL Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included as Exhibit 101).

*    Filed herewith

**  Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC

Dated: May 15, 2025	By:	/s/ Linda F. Powers
		Name:	Linda F. Powers

		Title:	President and Chief Executive Officer

Principal Executive Officer
Principal Financial and Accounting Officer