Form 10-Q
period 2025-06-30
NORTHWEST BIOTHERAPEUTICS INC
filed 2025-08-14
CIK 1072379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 13, 2025, the total number of shares of common stock, par value $0.001 per share, outstanding was 1,482,346,009.

NORTHWEST BIOTHERAPEUTICS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,316	$2,175
Prepaid expenses and other current assets	1,839	1,887
Total current assets	6,155	4,062
Non-current assets:
Property, plant and equipment, net	16,685	16,196
Right-of-use asset, net	4,419	4,187
Indefinite-lived intangible asset	1,292	1,292
Goodwill	626	626
Other assets	370	365
Total non-current assets	23,392	22,666
TOTAL ASSETS	$29,547	$26,728

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$23,659	$16,969
Accounts payable and accrued expenses to related parties and affiliates	8,016	4,452
Convertible notes, net	793	1,870
Convertible notes at fair value	24,692	18,324
Notes payable, net	16,313	14,186
Contingent payable derivative liability	9,112	9,578
Warrant liability	681	2,219
Investor advances	207	207
Share payable	—	143
Lease liabilities	448	326
Total current liabilities	83,921	68,274

Non-current liabilities:
Convertible notes at fair value, net of current portion	13,772	15,900
Notes payable, net of current portion, net	9,166	12,396
Lease liabilities, net of current portion	4,624	4,438
Contingent payment obligation	4,700	4,700
Total non-current liabilities	32,262	37,434
Total liabilities	116,183	105,708

COMMITMENTS AND CONTINGENCIES (Note 12)

Mezzanine equity:
Series C Convertible Preferred Stock, 10,000,000 shares designated; 0.8 million and 1.0 million shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively; aggregate liquidation preference of $12.1 million	13,753	15,507
Stockholders’ deficit:
Preferred stock ($0.001 par value); 100,000,000 shares authorized as of June 30, 2025 and December 31, 2024, respectively	—	—
Common stock ($0.001 par value); 1,700,000,000 shares authorized; 1,458.8 million and 1,175.5 million shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1,459	1,328
Additional paid-in capital	1,378,300	1,344,720
Stock subscription receivable	(79)	(79)
Accumulated deficit	(1,478,220)	(1,443,499)
Accumulated other comprehensive (loss) income	(1,849)	3,043
Total stockholders’ deficit	(100,389)	(94,487)
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$29,547	$26,728

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(Unaudited)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues:
Research and other	$131	$510	$506	$794
Total revenues	131	510	506	794
Operating costs and expenses:
Research and development	7,430	8,293	15,781	16,235
General and administrative	7,480	9,681	16,815	17,767
Total operating costs and expenses	14,910	17,974	32,596	34,002
Loss from operations	(14,779)	(17,464)	(32,090)	(33,208)
Other income (expense):
Change in fair value of derivative liabilities	724	2,409	2,004	2,529
Change in fair value of share payable	(240)	67	(263)	(39)
Change in fair value of convertible notes	2,392	(241)	6,089	1,534
Loss from extinguishment of debt	(4,516)	(914)	(11,798)	(3,085)
Loss from issuance of debt	(773)	—	(773)	—
Interest expense	(1,826)	(1,681)	(3,428)	(3,199)
Foreign currency transaction gain (loss)	3,640	(45)	5,538	(713)
Total other expense	(599)	(405)	(2,631)	(2,973)
Net loss	(15,378)	(17,869)	(34,721)	(36,181)
Deemed dividend related to warrant modifications	(560)	(441)	(825)	(1,009)
Net loss attributable to common stockholders	$(15,938)	$(18,310)	$(35,546)	$(37,190)

Other comprehensive income (loss)
Foreign currency translation adjustment	(3,248)	74	(4,892)	688
Total comprehensive loss	$(19,186)	$(18,236)	$(40,438)	$(36,502)

Net loss per share applicable to common stockholders
Basic and diluted	$(0.01)	$(0.02)	$(0.03)	$(0.03)
Weighted average shares used in computing basic and diluted loss per share	1,438,198	1,214,316	1,399,064	1,201,233

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

(Unaudited)

	For the Three Months Ended June 30, 2025
	Mezzanine equity							Accumulated
	Series C Convertible				Additional			Other	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Par value	Capital	Receivable	Deficit	Income (Loss)	Deficit
Balances at April 1, 2025	904	$14,641	1,391,253	$1,391	$1,360,652	$(79)	$(1,462,842)	$1,399	$(99,479)
Series C convertible preferred stock conversion	(62)	(888)	1,543	2	886	—	—	—	888
Issuance of common stock for cash, net	—	—	33,391	33	7,286	—	—	—	7,319
Warrants exercised for cash	—	—	28	—	6	—	—	—	6
Issuance of common stock for conversion of debt and accrued interest	—	—	32,471	33	9,106	—	—	—	9,139
Stock-based compensation	—	—	75	—	364	—	—	—	364
Net loss	—	—	—	—	—	—	(15,378)	—	(15,378)
Warrant modifications	—	—	—	—	560	—	—	—	560
Deemed dividend related to warrant modifications	—	—	—	—	(560)	—	—	—	(560)
Cumulative translation adjustment	—	—	—	—	—	—	—	(3,248)	(3,248)
Balances at June 30, 2025	842	$13,753	1,458,761	$1,459	$1,378,300	$(79)	$(1,478,220)	$(1,849)	$(100,389)

	For the Three Months Ended June 30, 2024
	Mezzanine equity							Accumulated
	Series C Convertible				Additional			Other	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Par value	Capital	Receivable	Deficit	Income	Deficit
Balances at April 1, 2024	1,297	$19,810	1,195,358	$1,195	$1,301,485	$(79)	$(1,378,033)	$2,150	$(73,282)
Issuance of Series C convertible preferred stock for cash	417	4,310	—	—	—	—	—	—	—
Series C convertible preferred stock conversion	(616)	(6,202)	15,398	16	6,186	—	—	—	6,202
Issuance of common stock for cash, net	—	—	8,125	8	2,889	—	—	—	2,897
Warrants exercised for cash	—	—	483	—	180	—	—	—	180
Cashless warrants exercise	—	—	1,263	1	(1)	—	—	—	—
Issuance of common stock for conversion of debt and accrued interest	—	—	8,901	9	4,139	—	—	—	4,148
Issuance of Series C preferred stock for conversion of debt and accrued interest	167	835	—	—	—	—	—	—	—
Stock-based compensation	—	—	175	—	1,153	—	—	—	1,153
Net loss	—	—	—	—	—	—	(17,869)	—	(17,869)
Warrants modification	—	—	—	—	441	—	—	—	441
Deemed dividend related to warrants modification	—	—	—	—	(441)	—	—	—	(441)
Cumulative translation adjustment	—	—	—	—	—	—	—	74	74
Balances at June 30, 2024	1,265	$18,753	1,229,703	$1,229	$1,316,031	$(79)	$(1,395,902)	$2,224	$(76,497)

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

(Unaudited)

	For the Six Months Ended June 30, 2025
	Mezzanine equity							Accumulated
	Series C Convertible				Additional			Other	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Par value	Capital	Receivable	Deficit	Income (Loss)	Deficit
Balances at January 1, 2025	973	$15,507	1,328,622	$1,328	$1,344,720	$(79)	$(1,443,499)	$3,043	$(94,487)
Series C convertible preferred stock conversion	(131)	(1,754)	3,263	4	1,750	—	—	—	1,754
Issuance of common stock for cash, net	—	—	56,138	56	12,386	—	—	—	12,442
Warrants exercised for cash	—	—	104	—	23	—	—	—	23
Issuance of common stock for conversion of debt and accrued interest	—	—	70,484	71	18,672	—	—	—	18,743
Stock-based compensation	—	—	150	—	749	—	—	—	749
Net loss	—	—	—	—	—	—	(34,721)	—	(34,721)
Warrant modifications	—	—	—	—	825	—	—	—	825
Deemed dividend related to warrant modifications	—	—	—	—	(825)	—	—	—	(825)
Cumulative translation adjustment	—	—	—	—	—	—	—	(4,892)	(4,892)
Balances at June 30, 2025	842	$13,753	1,458,761	$1,459	$1,378,300	$(79)	$(1,478,220)	$(1,849)	$(100,389)

	For the Six Months Ended June 30, 2024
	Mezzanine equity							Accumulated
	Series C Convertible				Additional			Other	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Par value	Capital	Receivable	Deficit	Income	Deficit
Balances at January 1, 2024	1,209	$18,718	1,175,459	$1,175	$1,291,316	$(79)	$(1,359,721)	$1,536	$(65,773)
Issuance of Series C convertible preferred stock for cash	725	7,934	—	—	—	—	—	—	—
Series C convertible preferred stock conversion	(836)	(8,734)	20,891	21	8,713	—	—	—	8,734
Issuance of common stock for cash, net	—	—	8,125	8	2,889	—	—	—	2,897
Warrants exercised for cash	—	—	6,314	6	1,485	—	—	—	1,491
Cashless warrants and stock options exercise	—	—	2,896	3	(3)	—	—	—	—
Issuance of common stock for conversion of debt and accrued interest	—	—	15,843	16	8,084	—	—	—	8,100
Issuance of Series C preferred stock for conversion of debt and accrued interest	167	835	—	—	—	—	—	—	—
Stock-based compensation	—	—	175	—	2,317	—	—	—	2,317
Net loss	—	—	—	—	—	—	(36,181)	—	(36,181)
Warrants modification	—	—	—	—	2,239	—	—	—	2,239
Deemed dividend related to warrants modification	—	—	—	—	(1,009)	—	—	—	(1,009)
Cumulative translation adjustment	—	—	—	—	—	—	—	688	688
Balances at June 30, 2024	1,265	$18,753	1,229,703	$1,229	$1,316,031	$(79)	$(1,395,902)	$2,224	$(76,497)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the six months ended
	June 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(34,721)	$(36,181)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	885	862
Amortization of debt discount	859	1,067
Change in fair value of derivatives	(2,004)	(2,529)
Change in fair value of share payable	263	39
Change in fair value of convertible notes	(6,089)	(1,534)
Loss from extinguishment of debt	11,798	3,085
Loss from issuance of debt	773	—
Amortization of operating lease right-of-use asset	130	159
Stock-based compensation for services	749	2,317
Subtotal of non-cash charges	7,364	3,466
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	111	(100)
Other non-current assets	3	(10)
Accounts payable and accrued expenses	7,534	5,195
Related party accounts payable and accrued expenses	3,564	(1,061)
Lease liabilities	39	88
Net cash used in operating activities	(16,106)	(28,603)
Cash Flows from Investing Activities:
Purchase of equipment and construction in progress	(397)	(760)
Net cash used in investing activities	(397)	(760)
Cash Flows from Financing Activities:
Proceeds from issuance of Series C convertible preferred stock	—	7,934
Proceeds from issuance of common shares	12,442	2,897
Proceeds from exercise of warrants	23	1,491
Proceeds from issuance of notes payable, net	7,000	10,000
Proceeds from issuance of convertible notes payable, net	5,507	7,100
Proceeds from contingent payment obligation	—	50
Repayment of notes payable	(255)	(249)
Repayment of convertible notes payable	(536)	—
Net cash provided by financing activities	24,181	29,223
Effect of exchange rate changes on cash and cash equivalents	(5,537)	895
Net increase in cash and cash equivalents	2,141	755

Cash and cash equivalents, beginning of the period	2,175	2,126
Cash and cash equivalents, end of the period	$4,316	$2,881

Supplemental disclosure of cash flow information
Interest payments on notes payable	$(122)	$(18)
Interest payments on convertible notes payable	$(103)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the six months ended
	June 30,
	2025	2024
Supplemental schedule of non-cash activities:
Cashless warrants and stock options exercise	$—	$3
Issuance of common stock for conversion of debt and accrued interest	$18,743	$8,100
Issuance of Series C preferred stock for conversion of debt and accrued interest	$—	$835
Series C convertible preferred stock conversion	$1,754	$8,734
Capital expenditures included in accounts payable	$88	$47
Deemed dividend related to warrant modifications	$825	$1,009
Debt discount related to warrant modifications	$—	$8

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

2. Financial Condition, Going Concern and Management Plans

The Company has incurred annual net operating losses since its inception. The Company had a net loss of $34.7 million for the six months ended June 30, 2025. The Company used approximately $16.1 million of cash in its operating activities during the six months ended June 30, 2025.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company uses to prepare its annual audited consolidated financial statements. The condensed consolidated balance sheet as of June 30, 2025, condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2025 and 2024, condensed consolidated statement of stockholders’ deficit for the three and six months ended June 30, 2025 and 2024, and the condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and six months ended June 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025 or for any future interim period. The condensed consolidated balance sheet at December 31, 2024 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2024 and notes thereto included in the Company’s annual report on Form 10-K (the “2024 Annual Report”), which was filed with the SEC on March 31, 2025.

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

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of June 30, 2025 and December 31, 2024 (in thousands):

	Fair value measured at June 30, 2025
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	June 30, 2025	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$681	$—	$—	$681
Contingent payable derivative liability	9,112	—	—	9,112
Convertible notes at fair value	38,464	—	—	38,464
Total fair value	$48,257	$—	$—	$48,257

	Fair value measured at December 31, 2024
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$2,219	$—	$—	$2,219
Contingent payable derivative liability	9,578	—	—	9,578
Convertible notes at fair value	34,224	—	—	34,224
Share payable	143	—	—	143
Total fair value	$46,164	$—	$—	$46,164

There were no transfers between Level 1, 2 or 3 during the three-month period ended June 30, 2025.

The following table presents changes in Level 3 liabilities measured at fair value for the six-month period ended June 30, 2025. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

				Convertible
	Warrant	Contingent Payable	Share	Notes
	Liability	Derivative Liability	Payable	At Fair Value	Total
Balance - January 1, 2025	$2,219	$9,578	$143	$34,224	$46,164
Additional share payable	—	—	625	—	625
Issuance of convertible notes at fair value	—	—	—	6,429	6,429
Redemption of share payable	—	—	(1,031)	—	(1,031)
Additions from debt extinguishment	—	—	—	8,525	8,525
Debt repayment	—	—	—	(525)	(525)
Debt conversion	—	—	—	(4,100)	(4,100)
Change in fair value	(1,538)	(466)	263	(6,089)	(7,830)
Balance - June 30, 2025	$681	$9,112	$—	$38,464	$48,257

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities and share payable that are categorized within Level 3 of the fair value hierarchy on the initial issuance date during the six months ended June 30, 2025 and 2024, and remeasured as of June 30, 2025 and December 31, 2024 are as follows. The share payable was all settled during the six months ended June 30, 2025. The contingent payable derivative liability related to the remaining redemption feature which, like the convertible notes at fair value, included discount factors that were unobservable inputs and proprietary in nature.

	Share Payable
	For the six months	For the six months
	ended	ended
	June 30, 2025	June 30, 2024
Strike price	$0.24	$0.41
Contractual term (years)	0.08	0.10
Volatility (annual)	62%	71%
Risk-free rate	4.3%	5.5%
Dividend yield (per share)	0%	0%

	As of June 30, 2025	As of December 31, 2024
	Warrant Liability	Share Payable	Warrant Liability
Strike price	$0.25	$0.25	$0.25
Contractual term (years)	0.08	0.08	0.58
Volatility (annual)	51%	60%	66%
Risk-free rate	4.3%	4.3%	4.2%
Dividend yield (per share)	0%	0%	0%

5. Stock-based Compensation

The following table summarizes total stock-based compensation expense for the three and six months ended June 30, 2025 and 2024 (in thousands).

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Research and development	$345	$1,042	$710	$2,051
General and administrative	19	85	39	240
Total stock-based compensation expense	$364	$1,127	$749	$2,291

The total unrecognized stock compensation (primarily for consultants) cost was approximately $1.2 million as of June 30, 2025 and will be recognized over the next 1.8 years.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Stock Options

The following table summarizes stock option activity for options during the six months ended June 30, 2025 (amount in thousands, except per share number):

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in
	Number of Shares	Exercise Price	years)	Total Intrinsic Value
Outstanding as of January 1, 2025	316,826	$0.35	5.0	$3,932
Granted	2,275	0.29	5.0	—
Outstanding as of June 30, 2025	319,101	$0.35	4.6	$846
Options vested (1)	283,462	$0.33	4.5	$846
(1)

215 million of the 283 million stock options are subject to agreements (the “Blocker Letter Agreements”) under which they are subject to a restriction that the options may only be exercised if the Company has sufficient authorized shares available for issuance.

The Black-Scholes option pricing model is used to estimate the fair value of stock options granted. The assumptions used in calculating the fair values of stock options that were granted during the six months ended June 30, 2025 was as follows:

For the six months ended
June 30, 2025
Exercise price	$0.29
Expected term (years)	3.2
Expected stock price volatility	77%
Risk-free rate	3.8%
Dividend yield (per share)	0%

Restricted Stock Awards

Advent SOW 6

There was no stock based compensation related to Statement of Work #6 (“SOW 6”) recognized during the three and six months ended June 30, 2025 and 2024. As previously reported, Advent previously achieved all of the 10 one-time milestones (i.e., for all six workstreams that were prerequisites for a MAA application for product approval, for obtaining all three licenses required for the Sawston facility, and for the completion of key portions of the MAA application) pursuant to SOW 6.

As of June 30, 2025, 1.5 million shares related to the milestone for completion and submission of the MAA had not been issued and the fair value of the shares of $1.1 million remained accrued in accounts payable and accrued expenses to related parties and affiliates.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

6. Property, Plant and Equipment

Property, plant and equipment consist of the following at June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,	Estimated
	2025	2024	Useful Life
Leasehold improvements	$19,147	$17,973	Lesser of lease term or estimated useful life
Office furniture and equipment	607	531	3-5 years
Computer and manufacturing equipment and software	3,563	3,160	3-5 years
Land in the United Kingdom	93	85	NA
	23,410	21,749	NA
Less: accumulated depreciation	(6,725)	(5,553)
Total property, plant and equipment, net	$16,685	$16,196

Depreciation and amortization expense was approximately $0.9 million and $0.9 million for the six months ended June 30, 2025, and 2024, respectively.

7. Outstanding Debt

The following two tables summarize outstanding debt as of June 30, 2025 and December 31, 2024, respectively (amount in thousands, except per share amounts):

		Stated				Fair
		Interest	Conversion		Remaining	Value	Carrying
	Maturity Date	Rate	Price	Face Value	Debt Discount	Adjustment	Value
Short term convertible notes payable
6% unsecured	Due	6%	$3.09	$135	$—	$—	$135
8% unsecured	Various	8%	$0.20	683	(25)	—	658
				818	(25)	—	793
Short term convertible notes at fair value
0% unsecured	Various	0%	Variable	3,900	—	921	4,821
11% unsecured	Various	11%	$0.21 - $0.32	16,225	—	3,646	19,871
				20,125	—	4,567	24,692

Short term notes payable
0% unsecured	On Demand	0%	N/A	2,140	—	—	2,140
8% unsecured	Various	8%	N/A	14,149	(539)	—	13,610
12% unsecured	On Demand	12%	N/A	563	—	—	563
				16,852	(539)	—	16,313

Long term convertible notes at fair value
11% unsecured	Various	11%	$0.19-$0.38	11,222	—	2,550	13,772
				11,222	—	2,550	13,772
Long term notes payable
8% unsecured	Various	8%	N/A	9,920	(754)	—	9,166

Ending balance as of June 30, 2025				$58,937	$(1,318)	$7,117	$64,736

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

		Stated					Fair
		Interest	Conversion			Remaining	Value	Carrying
	Maturity Date	Rate	Price		Face Value	Debt Discount	Adjustment	Value
Short term convertible notes payable
6% unsecured	Due	6%	$3.09		$135	$—	$—	$135
8% unsecured	2/21/2025	8%	$0.50	*	1,760	(25)	—	1,735
					1,895	(25)	—	1,870
Short term convertible notes at fair value
8% unsecured	2/15/2025	8%	$0.27		1,000	—	95	1,095
10% unsecured	1/11/2025	10%	$0.35		500	—	46	546
11% unsecured	Various	11%	$0.26-$0.46		15,250	—	1,433	16,683
					16,750	—	1,574	18,324
Short term notes payable
0% unsecured	On Demand	0%	N/A		2,140	—	—	2,140
6% secured	3/25/2025	6%	N/A		247	—	—	247
8% unsecured	Various	8%	N/A		11,660	(424)	—	11,236
12% unsecured	On Demand	12%	N/A		563	—	—	563
					14,610	(424)	—	14,186
Long term convertible notes at fair value
0% unsecured	1/19/2026	0%	Variable		5,000	—	918	5,918
11% unsecured	Various	11%	$0.29-$0.38		8,565	—	1,417	9,982
					13,565	—	2,335	15,900
Long term notes payable
8% unsecured	Various	8%	N/A		13,210	(814)	—	12,396

Ending balance as of December 31, 2024					$60,030	$(1,263)	$3,909	$62,676

* These convertible notes are convertible into Series C preferred shares at $12.50 per share. Each Series C preferred share is convertible into common shares after a 30-day restriction period. The conversion price in common share equivalent is $0.50 per share.

Notes Payable

On March 7, 2025, the Company entered into a Commercial Loan Agreement (the “March Commercial Loan”) with a commercial lender for an aggregate principal amount of $5.5 million. The March Commercial Loan bears interest at 8% per annum with a 22-month term. There are no principal repayments during the first eight months of the term. The March Commercial Loan is amortized in 14 installments starting on November 7, 2026. The March Commercial Loan carries an original issue discount of $0.5 million.

On June 26, 2025, the Company entered into a Commercial Loan Agreement (the “June Commercial Loan”) with a commercial lender for an aggregate principal amount of $2.2 million. The June Commercial Loan bears interest at 8% per annum with a 22-month term. There are no principal repayments during the first eight months of the term. The June Commercial Loan is amortized in 14 installments starting on February 26, 2026. The June Commercial Loan carries an original issue discount of $0.2 million.

During the six months ended June 30, 2025, the Company issued approximately 47.4 million shares of common stock with a fair value of $13.5 million to certain lenders in lieu of cash payments of $9.8 million of debt, including $1.3 million of accrued interest. In addition, the Company has extinguished certain debt pursuant to exchange agreements executed with various holders pursuant to which the Company issues common stock at a price based on a designated pricing period (the “Share payable”). During the six months ended June 30, 2025, the Company settled $1 million of Share payables. The Company recognized an approximately $1.7 million and $3.3 million debt extinguishment loss respectively during the three and six months ended June 30, 2025 from the debt redemption.

Convertible Notes

During the six months ended June 30, 2025, the Company modified a convertible note that was originally issued in February 2024 by extending the maturity dates and reducing the conversion price (the “Amended Convertible Note”). The modifications were accounted for as a debt extinguishment. As a result, the Company recognized approximately $49,000 of debt extinguishment gain during the six months ended June 30, 2025 from this debt amendment.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

In addition, the Company converted $1.1 million of the Amended Convertible Note, including $58,000 accrued interest, into 5.6 million shares of common stock at a conversion price of $0.20 per share.

Convertible Notes at Fair Value

During the six months ended June 30, 2025, the Company entered into several two-year convertible notes (the “Long-term Convertible Notes”) with multiple individual investors (the “Holders”) with an aggregate principal amount of $2.7 million. The Long-term Convertible Notes bear interest at 11% per annum and are convertible into common shares between $0.20 and $0.245 per share at the Holder’s option. In addition, the Holders have an alternative option to convert the Long-term Convertible Notes into a non-dilutive financial instrument, which has the same terms at those in the non-dilutive funding agreements as described in Note 12.

The Company elected the FVO to fair value the convertible notes described above under the guidance in ASC 825. The convertible notes at fair value are required to be remeasured using level 3 fair value measurements (see Note 4).

During the six months ended June 30, 2025, the Company modified certain existing convertible notes by (i) extending the maturity dates; (ii) reducing the conversion price, and (iii) granting the notes holders the right to further extend the maturity date of the notes for a period of time not to exceed 24 months. The modifications were accounted for as a debt extinguishment as the conversion feature of the amended notes were substantially different from the original terms. As a result, the Company recognized approximately $2.9 million and $8.5 million of debt extinguishment loss during the three and six months ended June 30, 2025 from these debt amendments.

During the six months ended June 30, 2025, the Company converted $4.1 million of certain convertible notes that were originally issued in December 2024 into 17.4 million shares of common stock at a weighted average conversion price of $0.23 per share.

For the three months ended June 30, 2025 and 2024, interest expense related to outstanding debt totaled approximately $1.8 million and $1.7 million including amortization of debt discounts totaling $0.5 million and $0.5 million, respectively.

For the six months ended June 30, 2025 and 2024, interest expense related to outstanding debt totaled approximately $3.4 million and $3.2 million including amortization of debt discounts totaling $0.9 million and $1.1 million, respectively.

Yorkville Note

As previously disclosed, on December 19, 2024, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD (“Yorkville”). Upon entry into the SEPA, the Company issued Yorkville a $5.0 million convertible promissory note for net proceeds of $4.7 million after a 7% original issue discount (the “December Yorkville Note”). During the six months ended June 30, 2025, the Company issued 17.4 million shares of common stock to convert $4.1 million of the December Yorkville Note. As of June 30, 2025, the December Yorkville Note has remaining principal balance of $0.9 million.

On June 30, 2025, the Company and Yorkville entered into a supplemental agreement (the “SEPA Supplemental Agreement”) to increase the amount of convertible promissory notes allowed to be issued by $3.0 million (the “Additional Pre-Paid Advance Amount”). On June 30, 2025, the Company issued Yorkville a $3.0 million convertible promissory note for net proceeds of $2.9 million after a 5% original issue discount (the “June Yorkville Note”). The June Yorkville Note does not bear interest and matures on June 30, 2026. The June Yorkville Note is convertible into the Company’s common Stock at a conversion price equal to the lower of (i) $0.2932 per share (the “Fixed Price”), or (ii) a price per share equal to 95% of the lowest daily VWAP during the 5 consecutive trading days immediately prior to the conversion date (the “Variable Price”). The amounts of such conversions are limited to $0.8 million in any given calendar month unless the conversion price is above $0.2932 per share.

The Company elected the FVO to fair value the June Yorkville Note on the issuance date and will subsequently remeasure at the end of each reporting period. The estimated fair value of the June Yorkville Note on the issuance date was approximate $3.8 million. The Company recognized a loss of $0.8 million upon the issuance of the June Yorkville Note, which was calculated at the difference between the principal amount and the fair value of the note. As of June 30, 2025, the fair value of the remaining December Yorkville Note and June Yorkville Note was $4.8 million, which was included in Convertible notes at fair value, net of current portion on the consolidated balance sheets.

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

The following securities were not included in the diluted net loss per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the six months ended
	June 30,
	2025	2024
Series C convertible preferred stock	21,056	31,613
Common stock options	319,101	316,926
Common stock warrants - equity classified	60,394	94,661
Common stock warrants - liability classified	32,497	—
Convertible notes and accrued interest (1)	142,587	58,746
Potentially dilutive securities	575,636	501,946

9. Related Party Transactions

The Company has three operational programs with Advent: (a) an ongoing development and manufacturing program at the GMP facility in London, (b) an ongoing development and manufacturing program at the Sawston GMP facility, and (c) periodic specialized programs such as the program related to the MAA pre-requisites, drafting and submission. The Company has also executed a SOW #8 covering the work required to establish the DCVax-Direct program in the U.K. and manufacture DCVax-Direct products for global use (see Note 13).

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

The Ancillary Services Agreement establishes a structure under which the Company and Advent negotiate and agree upon the scope and terms for Statements of Work (“SOWs”) for facility development activities and compassionate use program activities, as well as for the periodic specialized programs. After an SOW is agreed and approved by the Company, Advent will proceed with, or continue, the applicable services and will invoice the Company pursuant to the SOW. Since both the facility development and the compassionate use program involve pioneering and uncertainties in most aspects, the invoicing under the Ancillary Services Agreement is on the basis of costs incurred plus fifteen percent. The SOWs may involve ongoing activities or specialized one-time projects and related one-time milestone payments. The Ancillary Services Agreement was to end in July 2023, but the Company has extended the term year by year, to July 2024, to July 2025 and to July 2026.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

SOW 8

On November 8, 2024, the Company entered into a Statement of Work #8 (“SOW 8”) with Advent that is incorporated into the Ancillary Services Agreement that was originally entered into dated November 8, 2019 and has been extended as described above. SOW 8 covers the work required to establish the DCVax-Direct program in the U.K and manufacture DCVax-Direct products for global use. Under SOW 8, the compensation consists solely of one-time cash milestone payments for each stage of the work and Advent will only receive the compensation when the applicable work is successfully completed. (When the Company previously contracted with a different company for restart of DCVax-Direct manufacturing, the contract required payment as work was performed, regardless of whether the work was successful or not, as is typical for such contract services. The other company did not succeed in producing any DCVax-Direct products meeting the specifications.)

SOW 8 includes the following 5 one-time milestones with corresponding milestone payments (which are only payable after the milestone has been achieved):

(a) Basic Technology Transfer, New SOPs & Regulatory Documents.

Review of documents, specifications and data from the prior DCVax-Direct program conducted by Cognate BioServices. Development of a new set of SOPs for DCVax-Direct production in Sawston and new regulatory documents for the UK. Initial implementation in Sawston; many engineering runs. Data generation for comparability analyses of both the process and the product. Milestone payment of £0.55 million (approximately $0.7 million) upon completion.

As of June 30, 2025, this milestone had been completed and paid.

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

As of June 30, 2025, this milestone had been completed but had not yet been paid. The Company had an accrued liability of $0.6 million as of June 30, 2025 related to this milestone.

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

As of June 30, 2025, this milestone had been completed but had not yet been paid. The Company had an accrued liability of $0.8 million as of June 30, 2025 related to this milestone.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

(d) Technology Transfer: Clean Room Implementation.

After the choice of system (TFF vs commercial) and the choice of product composition are decided, development of new SOPs and transfer of production into the clean rooms. This includes pre-clean room engineering runs, establishment of critical quality attributes, and process performance qualifications. For technology transfer into the clean rooms, each employee operator individually must pass 3 consecutive and successful aseptic process simulations in the clean room and also 3 consecutive and successful PQQ runs at scale in the clean room; microbial analysis (sterility, endotoxin, mycoplasma all need to pass); growth promotion tests; validation of all equipment used after being placed in the clean room; validation of all cell analysis assays used via flow cytometry and validation of the fill and finish protocols. Milestone payment of £0.35 million (approximately $0.5 million) upon completion.

As of June 30, 2025, this milestone had been completed but had not yet been paid. The Company had an accrued liability of $0.5 million as of June 30, 2025 related to this milestone.

(e) New IMPD and New IND.

Draft a new IMPD (Investigational Medicinal Product Dossier) for the revised DCVax-Direct product composition and production process, containing all changes to the manufacturing system, reagents and product composition, processes, sources and/or Mechanism of Action vs. those used in the prior DCVax-Direct program. Also draft a new IND (CMC section), for the first clinical trial with the new manufacturing process and new product composition. Obtain the first approval or clearance of the new IND by a regulator. Milestone payment of £0.35 million (approximately $0.5 million) upon completion.

As of June 30, 2025, this milestone had not been fully completed. Advent had completed the new IND CMC section (comprising part of this milestone) but the new IND had not yet been submitted to and approved by regulators (comprising the other part of this milestone). The Company had an accrued liability of $0.4 million as of June 30, 2025 related to this milestone.

The following table summarizes total research and development costs from Advent for the three and six months ended June 30, 2025 and 2024, respectively (in thousands).

	For the three months ended		For the six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Advent BioServices
Manufacturing cost in London	1,727	$1,852	3,664	$3,587
Manufacturing cost at Sawston facility	3,133	2,500	6,510	5,125
SOW 8 one-time milestones - Cash
Expensed and due, but unpaid (milestone complete) (1)	—	—	285	—
Expensed but unpaid, not yet due (milestone not yet complete) (2)	68	—	268	—
Total	$4,928	$4,352	$10,727	$8,712
(1)	This covers one-time milestone: Technology transfer: clean room implementation. Other due and unpaid amounts have been accrued previously.
(2)	This covers a one-time milestone: Draft new IMPD (Investigational Medicinal Product Dossier) and new IND (CMC section), and obtain the first approval or clearance of the new IND by a regulator.

Advent BioServices Sublease Agreement

On December 31, 2021, the Company entered into a Sub-lease Agreement (the “Agreement”) with Advent (see Note 12).

During the three months ended June 30, 2025 and 2024, the Company recognized sub-lease income of $36,000 and $36,000, respectively.

During the six months ended June 30, 2025 and 2024, the Company recognized sub-lease income of $73,000 and $73,000, respectively.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Related Party Accounts Payable

As of June 30, 2025 and December 31, 2024, there were outstanding unpaid accounts payable and accrued expenses owed to Advent as summarized in the following table (in thousands). These unpaid amounts are part of the Related Party expenses reported in the above section.

	June 30,	December 31,
	2025	2024
Advent BioServices - amount invoiced but unpaid	$4,703	$1,692
Advent BioServices - amount accrued but unpaid (1)	3,313	2,760
Total payable and accrued, but unpaid to Advent BioServices	$8,016	$4,452
(1)	This includes $1.1 million which is not payable in cash but represents the value of 1.5 million shares that will become issuable to Advent, following final Board approval, for achievement of the one-time milestone for submission of the MAA application to MHRA on December 20, 2023. Such shares were not issued as of June 30, 2025, and the total value, previously recognized as stock compensation expense, was reclassified from Additional Paid-in-Capital to Accounts payable and accrued expenses to related parties and affiliates.

10. Preferred Stock

Series C Convertible Preferred Stock

During the six months ended June 30, 2025, approximately 0.1 million Series C Shares with a book value of $1.8 million were converted into 3.3 million common shares at a ratio of 1:25.

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

11. Stockholders’ Deficit

Common Stock

During the six months ended June 30, 2025, the Company received $12.4 million from the issuance of 56.1 million shares of common stock.

Stock Purchase Warrants

The following is a summary of warrant activity for the six months ended June 30, 2025 (dollars in thousands, except per share data):

	Number of	Weighted Average	Remaining
	Warrants	Exercise Price	Contractual Term
Outstanding as of January 1, 2025	94,199	$0.28	2.20
Warrants exercised for cash	(104)	0.23	—
Warrants expired and cancelled	(1,204)	0.34	—
Outstanding as of June 30, 2025	92,891	$0.27	1.75
(1)	At June 30, 2025, of the approximately 93 million total outstanding warrants listed above, approximately 92 million warrants were under Blocker Letter Agreements or suspension agreements.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Warrant Modifications

During the six months ended June 30, 2025, the Company amended certain warrants whereby the maturity dates were extended for an additional approximately 3-6 months. The value of these modifications was calculated using the Black-Scholes-Merton option pricing model based on the following weighted average assumptions.

	Post-modification	Pre-modification
Exercise price	$0.29	$0.29
Expected term (in years)	3.1	2.9
Volatility	77%	77%
Risk-free interest rate	3.9%	3.9%
Dividend yield	0%	0%

The incremental fair value attributable to the modified awards compared to the original awards immediately prior to the modification was calculated at $0.8 million for the six months ended June 30, 2025, which was treated as a deemed dividend and is reflected as “Deemed dividend related to warrant modifications” in the accompanying condensed consolidated statement of operations and comprehensive loss.

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

The Company’s current office lease in the U.K. will expire in July 2025. In January 2025, the Company entered into an agreement for a new office lease in the U.K. (the “2025 U.K. Office Lease”). An additional document, involving a reconstitution schedule, was required in order to complete the lease arrangement. However, the Company decided not to take the space and the parties did not reach agreement on the reconstitution schedule. The Company entered into a side letter with the landlord on July 30, 2025 to finalize the lease exit terms. Since the Company had no access to the property and the reconstitution schedule was not agreed, the lease had not yet commenced as of June 30, 2025.

On August 22, 2024, the Company extended its office lease in the U.S for an additional 2 years under an amended agreement. The Company recognized additional $0.4 million ROU assets and lease liabilities for its amended office lease in the U.S.

At June 30, 2025, the Company had operating lease liabilities of approximately $5.1 million for both the 20-year lease of the building for the manufacturing facility in Sawston, U.K., and the current office lease in the U.S. and ROU assets of approximately $4.4 million for the Sawston lease and U.S. office lease are included in the condensed consolidated balance sheet.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Operating Lease - Lessor Arrangements

On December 31, 2021, the Company entered into a Sub - lease Agreement (the “Agreement”) with Advent. The Agreement permits use by Advent of a portion of the space in the Sawston facility, which is leased by the Company under a separate head lease with a different counterparty (Huawei) that commenced on December 14, 2018. The Company subleased approximately 14,459 square feet of the 88,000 square foot building interior space, plus corresponding support space and parking. The lease payments amount under the Agreement are two times the amount payable by the Company under the head lease (which is currently £5.75 or approximately $7.44 per square foot based on exchange rate as of June 30, 2025), but subject to a cap of $10 per square foot. Accordingly, the monthly lease payments under the Sublease are based on $145,000 annually for 2025. The total lease payments paid by the Company to Huawei for the 88,000 square foot facility, exterior spaces and parking under the head lease are £550,000 (approximately $711,000) per year. The term of the Agreement shall end on the same date as the head lease term ends.

The following summarizes quantitative information about the Company’s operating leases (amount in thousands):

	For the six months ended
	June 30, 2025
	U.K	U.S	Total
Lease cost
Operating lease cost	$318	$105	$423
Short-term lease cost	27	—	27
Variable lease cost	—	—	—
Sub-lease income	(73)	—	(73)
Total	$272	$105	$377

Other information
Operating cash flows from operating leases	$(303)	$(92)	$(395)
Weighted-average remaining lease term – operating leases	7.0	0.9	—
Weighted-average discount rate – operating leases	12%	12%	—

	For the six months ended
	June 30, 2024
	U.K	U.S	Total
Lease cost
Operating lease cost	$311	$130	$441
Short-term lease cost	26	—	26
Variable lease cost	—	11	11
Sub-lease income	(73)	—	(73)
Total	$264	$141	$405

Other information
Operating cash flows from operating leases	$(330)	$(153)	$(482)
Weighted-average remaining lease term – operating leases	7.5	0.2	—
Weighted-average discount rate – operating leases	12%	12%	—

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The Company recorded lease costs as a component of general and administrative expense during the six months ended June 30, 2025 and 2024, respectively.

Maturities of our operating leases, excluding short-term leases and sublease agreement, are as follows:

Six months ended December 31, 2025	$533
Year ended December 31, 2026	903
Year ended December 31, 2027	713
Year ended December 31, 2028	713
Year ended December 31, 2029	713
Thereafter	6,396
Total	9,971
Less present value discount	(4,899)
Operating lease liabilities included in the Condensed Consolidated Balance Sheet at June 30, 2025	$5,072

Maturities of our operating leases under the sublease agreement, are as follows:

Six months ended December 31, 2025	$72
Year ended December 31, 2026	145
Year ended December 31, 2027	145
Year ended December 31, 2028	145
Year ended December 31, 2029	145
Thereafter	1,305
Total	$1,957

Advent BioServices Services Agreement

On May 14, 2018, the Company entered into a DCVax®-L Manufacturing and Services Agreement (“MSA”) with Advent BioServices, a related party which was formerly part of Cognate BioServices and was spun off separately as part of an institutional financing of Cognate. The MSA provides for manufacturing of DCVax-L products at an existing facility in London. The MSA is structured in the same manner as the Company’s prior agreements with Cognate BioServices. The MSA provides for certain payments for achievement of milestones and, as was the case under the prior agreement with Cognate BioServices, the Company is required to pay certain fees for dedicated production capacity reserved exclusively for DCVax production and pay for manufacturing of DCVax-L products for a certain minimum number of patients, whether or not the Company fully utilizes the dedicated capacity and number of patients. The MSA remains in force until five years after the first commercial sales of DCVax-L products pursuant to a marketing authorization, accelerated approval or other commercial approval, unless cancelled. Either party may terminate the MSA on twelve months’ notice, to allow for transition arrangements by both parties. During the notice period services would still be provided. Minimum required payments for this notice period are anticipated to total approximately £4.7 million ($6.5 million).

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

German Tax Matter

The German tax authorities have audited our wholly owned subsidiary, NW Bio GmbH, for 2013-2015. The NW Bio GmbH submitted substantial documentation to refute certain aspects of the assessments and the German tax authorities agreed in principle with the Company’s proposed revised approach and settlement offer. A final settlement bill was received from the German Tax Authority confirming that only a portion of the original bill was owed, €277,000 (approximately $329,000), for corporate taxes, interest, and reduced penalty for the period under audit, which the Company paid on September 2, 2021. The Company also received and paid the final settlement bill from the local authority for trade taxes for the audit period in the amount of €231,000 (approximately $272,000). On November 4, 2021, the Company received a letter from the local tax authorities asking for additional late fees of €513,000 (approximately $554,000) on reimbursable withholding taxes that had been waived during the settlement process. On December 8, 2021, the Company appealed the assessment of additional late fees. Additionally, the Company requested that NW Bio GmbH be deregistered from the trade register, as it no longer had current operations. The deregistration was granted effective December 31, 2021. Between January 2022 and July 2022, the Company received tax bills for the corporate and trade taxes for the 2016-2020 tax years that totaled approximately €222,000 (approximately $238,000). On July 27, 2022, the Company was informed that the German Tax Authorities were prepared to waive €135,000 (approximately $145,000) of the penalties. The Company offered to pay this reduced penalty if an extended payment plan was approved. A response was received dated November 14, 2022 indicating that the tax authority would not be able to grant a further deferral of payment of these penalties. In a letter dated December 27, 2022, the Leipzig tax authority sent letters to the former and current managing directors of NW Bio GmbH giving 30 days to respond to a tax liability questionnaire. Based on the responses to the liability questionnaires the tax authorities have currently not directed any further measures against former and current managing directors of NW Bio GmbH with respect to tax liability proceedings. On October 12, 2023 and January 16, 2024, the Company made €189,000 (approximately $201,000) and €189,000 (approximately $207,000) payments, respectively, regarding to the late payment penalty. As of June 30, 2025, the Company accrued for trade tax liability of €155,000 (approximately $181,000) and corporation tax of €99,000 (approximately $116,000). Based on the Company’s current operating state in Germany and the negotiations, the Company believes, based on its evaluation under ASC 740, that the resolution of these tax matters will not likely result in a net material charge to the Company.

Other Contingent Payment Obligation

As of June 30, 2025, the Company had contingent payment obligation of $4.7 million, which are related to a gain contingency from non-dilutive funding agreements with various investors. These agreements are accounted for under ASC 470 and are recognized as contingent payment obligations on the Company’s condensed consolidated balance sheet. The Company’s payment obligations only apply when such are received by the Company.

13. Subsequent Events

Between July 1, 2025 and August 11, 2025, the Company issued approximately 9 million shares of common stock for proceeds of $1.9 million.

Between July 1, 2025 and August 11, 2025, the Company issued approximately 7.7 million shares of common stock to certain lenders in lieu of cash payments of $1.9 million of debt.

Between July 1, 2025 and August 11, 2025, $1.3 million of convertible notes were converted into 6.2 million shares of common stock pursuant to their conversion options.

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

During the second quarter of 2025, the Company continued its progress on multiple fronts, including the following.

MAA Application. The Company and its teams of consultants continued to devote a large portion of their time to active engagement in the MAA process during the second quarter. As is typical, and as the Company has previously stated, the Company does not plan to make any interim announcements while its MAA is going through the regulatory process. The Company plans to announce the results when the regulatory review and decision-making is finished.

Comments on Potential New MHRA Policies. In the UK, the MHRA issued a draft Guideline of important potential new policies under which clinical trials would be allowed to use external controls instead of within-study placebo arms, especially for severe or rare diseases, and the MHRA called for public comments during the second quarter. The Company worked together with physician collaborators, patient groups, statisticians, academics and political representatives to help mobilize public comments.

Manufacturing in the Sawston, UK Facility. Building upon the design and engineering work in preceding months, the Company and Advent developed an improved design and configuration for the simplified Grade C lab. The Company and Advent also negotiated the construction arrangements and undertook preparations to enable construction to begin in the third quarter.  The Company and Advent undertook strategic planning for consolidation of the operations in the London GMP facility and the Sawston GMP facility, to reduce overall costs and increase capacity in Sawston. The Company and Advent also undertook strategic planning for operations in the Sawston facility to increase the focus and resources on ramp-up of manufacturing relative to other operations such as product and process development (PD) now that years of intensive PD work for the MAA and the DCVax-Direct program have been completed by Advent.

Manufacturing in the US for In-licensed Technologies. The Company continued its progress on developing manufacturing capacity in the US for technologies that the Company has in-licensed. (The Sawston facility is handling the manufacturing of the Company’s DCVax-L and DCVax-Direct products for global use.) After extensive discussions in prior quarters with GMP facilities in several states, the Company selected two locations as the finalist candidates for development the US manufacturing capacity.  The Company progressed with contract negotiations in both locations, and anticipates reaching an agreement in the near term. The Company also undertook personnel screening and selection processes for the specialized expertise required, and has secured certain initial key anchor personnel. The Company is in the process of negotiations with key equipment suppliers.

Potential Compassionate Use Programs in the US. The Company has had a compassionate use program in the UK for a number of years, and believes that those compassionate use cases have been helpful for the patients involved and have generated real world data that is quite useful. As previously reported, the Company is expanding its existing compassionate use program with additional clinics and doctors. The Company is also interested in undertaking a compassionate use program in the US when feasible. The Company has noted that well over a dozen US states have enacted expanded compassionate use legislation, including during this year to date, and that expanded access programs are also possible at the federal level. The Company is actively exploring the potential for expanded access/ compassionate use in the US.

DCVax-Direct Program. As previously reported, the Company has been developing INDs for the initial clinical trials with the Company’s new DCVax-Direct product. The manufacturing and product-related portions of the IND packages have  been completed. The clinical portions are being further refined (including with respect to the selection of booster agent(s) as described below) in consultation with clinician/investigators.  The Company is evaluating the potential to include certain technology elements in-licensed from Roswell Park, and is considering testing the treatments in ovarian cancer, building upon the positive results of the Company’s prior trial in late-stage ovarian cancer (for which there is a severe unmet need for new treatment options). The Company plans to proceed with the initial trial in the coming months.

Enhanced DCVax-Direct Products and Presentation. The Company made its first public presentation of some of the results of its ongoing internal research, testing certain immune booster agents that it has in-licensed, to identify the most useful booster agent(s) and combination(s) of agents for enhanced DCVax-Direct products. The Company presented these results at the New York Academy of Sciences in June. The Company is in the process of finalizing its decisions about which booster agent(s) and which enhanced DCVax-Direct products to test in the DCVax-Direct clinical trials pursuant to the INDs described above.

Litigation Progress. The Company’s lawsuit against certain market makers entered the long-awaited discovery phase during the second quarter. The Company is expanding its activities related to the case, and expects to further ramp up its activities in the coming months. The Company believes that the discovery process will potentially yield very important information, and the Company plans to continue pursuing the case vigorously. See Part II Item 1, Legal Proceedings, below.

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

Three Months Ended June 30, 2025 and 2024

We recognized a net loss of $15.4 million and $17.9 million for the three months ended June 30, 2025 and 2024, respectively.

Research and Development Expense

For the three months ended June 30, 2025 and 2024, research and development expenses were $7.4 million and $8.3 million, respectively. The decrease in 2025 was primarily related to the decrease in stock-based compensation.

General and Administrative Expense

For the three months ended June 30, 2025 and 2024, general and administrative expenses were $7.5 million and $9.7 million, respectively. The decrease was mainly related to a reduction in legal costs due to certain reimbursements and reduction in scientific conference expenses.

Change in Fair Value of Derivatives

We recognized a non-cash gain of $0.7 million and $2.4 million for the three months ended June 30, 2025 and 2024, respectively. The non-cash revaluation gain was mainly due to the decrease of stock price and remaining life of certain liability classified warrants.

Change in Fair Value of Convertible Notes

We recognized a non-cash gain of $2.4 million and a non-cash loss of $0.2 million change in fair value of the convertible notes during the three months ended June 30, 2025 and 2024, respectively. The non-cash gain was resulted from the decrease of the Company’s stock price as of the date of remeasurement compared to prior period. The non-cash loss was resulted from the increase of the Company’s stock price as of the date of remeasurement compared to prior period.

Debt Extinguishment

We recognized approximately $4.5 million and $0.9 million debt extinguishment loss during the three months ended June 30, 2025 and 2024 from debt redemptions and debt amendments, respectively. The increase during the three months ended June 30, 2025 compared to last year was due to multiple amendments on the existing convertible notes which resulted a debt extinguishment loss of $2.8 million.

Loss from Issuance of Debt

During the three months ended June 30, 2025, we recognized an $0.8 million loss from the issuance of the June Yorkville Note, which we elected to account for under the FVO. The estimated fair value of the June Yorkville Note on the issuance date was approximately $3.8 million, which resulted in a loss of $0.8 million calculated at the difference between the principal amount and the fair value of the June Yorkville Note.

Interest Expense

During the three months ended June 30, 2025 and 2024, we recognized interest expense of $1.8 million and $1.7 million, respectively. The increase in interest expense in 2025 was mainly related to an increase of outstanding debt balance.

Foreign currency transaction gain (loss)

During the three months ended June 30, 2025 and 2024, we recognized foreign currency transaction gain of $3.6 million and a loss of $45,000, respectively. The gain was due to the strengthening of the British pound sterling relative to the U.S. dollar and vice versa for the loss.

Six Months Ended June 30, 2025 and 2024

We recognized a net loss of $34.7 million and $36.2 million for the six months ended June 30, 2025 and 2024, respectively.

Research and Development Expense

For the six months ended June 30, 2025 and 2024, research and development expenses were $15.8 million and $16.2 million, respectively. The decrease in 2025 was primarily related to the decrease in stock-based compensation and offset by an increased cost related to MAA application at the MHRA and the resumption of DCVax-Direct production.

General and Administrative Expense

For the six months ended June 30, 2025 and 2024, general and administrative expenses were $16.8 million and $17.8 million, respectively. The decrease was mainly related to a reduction in stock-based compensation and scientific conference expenses. an increase in legal expenses.

Change in Fair Value of Derivatives

We recognized a non-cash gain of $2.0 million and $2.5 million for the six months ended June 30, 2025 and 2024, respectively. The gain was primarily due to the decrease of our closing stock price as of June 30, 2025 and 2024 compared to December 31, 2024 and 2023.

Change in Fair Value of Convertible Notes

We recognized $6.1 million and $1.5 million non-cash gain from change in fair value of the convertible notes during the six months ended June 30, 2025 and 2024, respectively. The non-cash gain resulted from the decrease of the Company’s stock price.

Debt Extinguishment

We recognized approximately $11.8 million and $3.1 million debt extinguishment loss during the six months ended June 30, 2025 and 2024 from debt redemptions and debt amendments, respectively. The increase during the six months ended June 30, 2025 compared to last year was due to multiple amendments on the existing convertible notes which resulted a debt extinguishment loss of $8.5 million.

Loss from Issuance of Debt

During the six months ended June 30, 2025, we recognized an $0.8 million loss from the issuance of the June Yorkville Note, which we elected to account for under the FVO. The estimated fair value of the June Yorkville Note on the issuance date was approximately $3.8 million, which resulted in a loss of $0.8 million calculated at the difference between the principal amount and the fair value of the June Yorkville Note.

Interest Expense

During the six months ended June 30, 2025 and 2024, we recognized interest expense of $3.4 million and $3.2 million, respectively. The increase in interest expense in 2025 was mainly related to an increase of outstanding debt balance.

Foreign currency transaction gain (loss)

During the six months ended June 30, 2025 and 2024, we recognized foreign currency transaction gain of $5.5 million and a loss of $0.7 million, respectively. The gain was due to the strengthening of the British pound sterling relative to the U.S. dollar and vice versa for the loss.

Liquidity and Capital Resources

We have experienced recurring losses from operations since inception. We have not yet established an ongoing source of material revenues and must cover our operating expenses through debt and equity financings to allow us to continue as a going concern. Our ability to continue as a going concern depends on the ability to obtain adequate capital to fund operating losses until we generate adequate cash flows from operations to fund our operating costs and obligations. If we are unable to obtain adequate capital, we could be forced to cease operations.

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

Cash Flow

Operating Activities

During the six months ended June 30, 2025 and 2024, net cash outflows from operations were approximately $16.1 million and $28.6 million, respectively. The decrease in cash used in operating activities was primarily attributable to lower payments for clinical trial related expenditures, insurance costs and certain consulting expenditures.

Investing Activities

We spent approximately $0.4 million and $0.8 million in cash for the purchase of additional equipment and our build-out in Sawston, UK during the six months ended June 30, 2025 and 2024, respectively.

Financing Activities

We received approximately $12.4 million and $2.9 million cash from issuance of 56.1 million and 8.1 million shares of common stock during the six months ended June 30, 2025 and 2024, respectively.

We received approximately $7.9 million of cash from issuance of 0.7 million shares of Series C convertible preferred stock during the six months ended June 30, 2024.

We received approximately $5.5 million and $7.1 million of cash from issuance of convertible notes to individual lenders during the six months ended June 30, 2025 and 2024, respectively.

We received approximately $7.0 million of cash from the issuance of a loan from a commercial lender during the six months ended June 30, 2025. We received approximately $10.0 million of cash from the issuance of a loan from a commercial lender during the six months ended June 30, 2024.

We received approximately $23,000 and $1.5 million of cash from the exercise of warrants during the six months ended June 30, 2025 and 2024, respectively.

We received $50,000 from issuance of non-dilutive funding agreements during the six months ended June 30, 2024.

We made aggregate debt payments of $0.8 million and $0.2 million during the six months ended June 30, 2025 and 2024, respectively.

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

Based on our analysis, as of June 30, 2025, the effect of a 100+/- basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss are considered immaterial.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of June 30, 2025, of the design and operation of our disclosure controls and procedures, as such terms are defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, management concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Plaintiff and defendants have continued to meet and confer in an effort to agree on the remaining unresolved substantive and scheduling issues in continuing consultation with Judge Stein, while some questionnaires and subpoenas already have been sent out to key third parties

The Company plans to continue its vigorous pursuit of this case.

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

There have been no material developments this quarter.

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

32.1	Certification of President, Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Schema Document.

101.CAL	Inline XBRL Calculation Linkbase Document.

101.DEF	Inline XBRL Definition Linkbase Document.

101.LAB	Inline XBRL Label Linkbase Document.

101.PRE	Inline XBRL Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included as Exhibit 101).

*    Filed herewith

**  Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC

Dated: August 14, 2025	By:	/s/ Linda F. Powers
		Name:	Linda F. Powers

		Title:	President and Chief Executive Officer

Principal Executive Officer
Principal Financial and Accounting Officer