Form 10-Q
period 2025-09-30
NORTHWEST BIOTHERAPEUTICS INC
filed 2025-11-14
CIK 1072379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 13, 2025, the total number of shares of common stock, par value $0.001 per share, outstanding was 1,540,682,082.

NORTHWEST BIOTHERAPEUTICS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,560	$2,175
Prepaid expenses and other current assets	2,327	1,887
Loan receivable	311	—
Total current assets	7,198	4,062
Non-current assets:
Property, plant and equipment, net	16,870	16,196
Right-of-use asset, net	4,265	4,187
Indefinite-lived intangible asset	1,292	1,292
Goodwill	626	626
Other assets	358	365
Total non-current assets	23,411	22,666
TOTAL ASSETS	$30,609	$26,728

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$26,875	$16,969
Accounts payable and accrued expenses to related parties and affiliates	9,841	4,452
Convertible notes, net	818	1,870
Convertible notes at fair value	26,008	18,324
Notes payable, net	13,570	14,186
Contingent payable derivative liability	9,665	9,578
Warrant liability	—	2,219
Investor advances	207	207
Share payable	522	143
Lease liabilities	399	326
Total current liabilities	87,905	68,274

Non-current liabilities:
Convertible notes at fair value, net of current portion	24,617	15,900
Notes payable, net of current portion, net	7,188	12,396
Lease liabilities, net of current portion	4,447	4,438
Contingent payment obligation	1,700	4,700
Total non-current liabilities	37,952	37,434
Total liabilities	125,857	105,708

COMMITMENTS AND CONTINGENCIES (Note 12)

Mezzanine equity:
Series C Convertible Preferred Stock, 10,000,000 shares designated; 0.8 million and 1.0 million shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively; aggregate liquidation preference of $11.7 million	13,400	15,507
Stockholders’ deficit:
Preferred stock ($0.001 par value); 100,000,000 shares authorized as of September 30, 2025 and December 31, 2024, respectively	—	—
Common stock ($0.001 par value); 1,700,000,000 shares authorized; 1,518.3 million and 1,328.6 million shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1,518	1,328
Additional paid-in capital	1,396,179	1,344,720
Stock subscription receivable	(79)	(79)
Accumulated deficit	(1,505,049)	(1,443,499)
Accumulated other comprehensive (loss) income	(1,217)	3,043
Total stockholders’ deficit	(108,648)	(94,487)
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$30,609	$26,728

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues:
Research and other	$200	$357	$706	$1,151
Total revenues	200	357	706	1,151
Operating costs and expenses:
Research and development	7,450	8,130	23,231	24,365
General and administrative	7,070	7,028	23,885	24,795
Total operating costs and expenses	14,520	15,158	47,116	49,160
Loss from operations	(14,320)	(14,801)	(46,410)	(48,009)
Other income (expense):
Change in fair value of derivative liabilities	(3,332)	(1,590)	(1,328)	939
Change in fair value of share payable	(118)	70	(381)	31
Change in fair value of convertible notes	(15)	3,087	6,074	4,621
Loss from extinguishment of debt	(4,004)	(6,820)	(15,802)	(9,905)
Loss from issuance of debt	(1,611)	—	(2,384)	—
Interest expense	(2,621)	(2,080)	(6,049)	(5,279)
Foreign currency transaction gain (loss)	(808)	2,760	4,730	2,047
Total other expense	(12,509)	(4,573)	(15,140)	(7,546)
Net loss	(26,829)	(19,374)	(61,550)	(55,555)
Deemed dividend related to warrant modifications	(353)	(132)	(1,178)	(1,141)
Net loss attributable to common stockholders	$(27,182)	$(19,506)	$(62,728)	$(56,696)

Other comprehensive income (loss)
Foreign currency translation adjustment	632	(2,253)	(4,260)	(1,565)
Total comprehensive loss	$(26,550)	$(21,759)	$(66,988)	$(58,261)

Net loss per share applicable to common stockholders
Basic and diluted	$(0.02)	$(0.02)	$(0.04)	$(0.05)
Weighted average shares used in computing basic and diluted loss per share	1,492,079	1,258,532	1,430,410	1,220,472

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

(Unaudited)

	For the Three Months Ended September 30, 2025
	Mezzanine equity							Accumulated
	Series C Convertible				Additional			Other	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Par value	Capital	Receivable	Deficit	Income (Loss)	Deficit
Balances at July 1, 2025	842	$13,753	1,458,761	$1,459	$1,378,300	$(79)	$(1,478,220)	$(1,849)	$(100,389)
Series C convertible preferred stock conversion	(24)	(353)	603	1	352	—	—	—	353
Issuance of common stock for cash, net	—	—	22,385	22	4,840	—	—	—	4,862
Issuance of common stock for conversion of debt and accrued interest	—	—	36,550	36	8,954	—	—	—	8,990
Stock-based compensation	—	—	—	—	273	—	—	—	273
Reclassification of liability classified warrants to equity	—	—	—	—	3,460	—	—	—	3,460
Warrant modifications	—	—	—	—	353	—	—	—	353
Deemed dividend related to warrant modifications	—	—	—	—	(353)	—	—	—	(353)
Net loss	—	—	—	—	—	—	(26,829)	—	(26,829)
Cumulative translation adjustment	—	—	—	—	—	—	—	632	632
Balances at September 30, 2025	818	$13,400	1,518,299	$1,518	$1,396,179	$(79)	$(1,505,049)	$(1,217)	$(108,648)

	For the Three Months Ended September 30, 2024
	Mezzanine equity							Accumulated
	Series C Convertible				Additional			Other	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Par value	Capital	Receivable	Deficit	Income (Loss)	Deficit
Balances at July 1, 2024	1,265	$18,753	1,229,703	$1,229	$1,316,031	$(79)	$(1,395,902)	$2,224	$(76,497)
Issuance of Series C convertible preferred stock for cash	33	267	—	—	—	—	—	—	—
Series C convertible preferred stock conversion	(668)	(4,987)	16,711	17	4,970	—	—	—	4,987
Issuance of common stock for cash, net	—	—	25,363	26	7,088	—	—	—	7,114
Warrants exercised for cash	—	—	106	—	26	—	—	—	26
Cashless warrants exercise	—	—	157	—	—	—	—	—	—
Issuance of common stock for conversion of debt and accrued interest	—	—	14,043	14	4,854	—	—	—	4,868
Issuance of Series C preferred stock for conversion of debt and accrued interest	368	1,844	—	—	—	—	—	—	—
Stock-based compensation	—	—	175	—	685	—	—	—	685
Net loss	—	—	—	—	—	—	(19,374)	—	(19,374)
Warrants modification	—	—	—	—	459	—	—	—	459
Deemed dividend related to warrants modification	—	—	—	—	(132)	—	—	—	(132)
Cumulative translation adjustment	—	—	—	—	—	—	—	(2,253)	(2,253)
Balances at September 30, 2024	998	$15,877	1,286,258	$1,286	$1,333,981	$(79)	$(1,415,276)	$(29)	$(80,117)

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30, 2025
	Mezzanine equity							Accumulated
	Series C Convertible				Additional			Other	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Par value	Capital	Receivable	Deficit	Income (Loss)	Deficit
Balances at January 1, 2025	973	$15,507	1,328,622	$1,328	$1,344,720	$(79)	$(1,443,499)	$3,043	$(94,487)
Series C convertible preferred stock conversion	(155)	(2,107)	3,866	5	2,102	—	—	—	2,107
Issuance of common stock for cash, net	—	—	78,523	78	17,226	—	—	—	17,304
Warrants exercised for cash	—	—	104	—	23	—	—	—	23
Issuance of common stock for conversion of debt and accrued interest	—	—	107,034	107	27,626	—	—	—	27,733
Stock-based compensation	—	—	150	—	1,022	—	—	—	1,022
Reclassification of liability classified warrants to equity	—	—	—	—	3,460	—	—	—	3,460
Warrant modifications	—	—	—	—	1,178	—	—	—	1,178
Deemed dividend related to warrant modifications	—	—	—	—	(1,178)	—	—	—	(1,178)
Net loss	—	—	—	—	—	—	(61,550)	—	(61,550)
Cumulative translation adjustment	—	—	—	—	—	—	—	(4,260)	(4,260)
Balances at September 30, 2025	818	$13,400	1,518,299	$1,518	$1,396,179	$(79)	$(1,505,049)	$(1,217)	$(108,648)

	For the Nine Months Ended September 30, 2024
	Mezzanine equity							Accumulated
	Series C Convertible				Additional			Other	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Par value	Capital	Receivable	Deficit	Income (Loss)	Deficit
Balances at January 1, 2024	1,209	$18,718	1,175,459	$1,175	$1,291,316	$(79)	$(1,359,721)	$1,536	$(65,773)
Issuance of Series C convertible preferred stock for cash	758	8,201	—	—	—	—	—	—	—
Series C convertible preferred stock conversion	(1,504)	(13,721)	37,602	38	13,683	—	—	—	13,721
Issuance of common stock for cash, net	—	—	33,488	34	9,977	—	—	—	10,011
Warrants exercised for cash	—	—	6,420	6	1,511	—	—	—	1,517
Cashless warrants and stock options exercise	—	—	3,053	3	(3)	—	—	—	—
Issuance of common stock for conversion of debt and accrued interest	—	—	29,886	30	12,938	—	—	—	12,968
Issuance of Series C preferred stock for conversion of debt and accrued interest	535	2,679	—	—	—	—	—	—	—
Stock-based compensation	—	—	350	—	3,002	—	—	—	3,002
Net loss	—	—	—	—	—	—	(55,555)	—	(55,555)
Warrants modification	—	—	—	—	2,698	—	—	—	2,698
Deemed dividend related to warrants modification	—	—	—	—	(1,141)	—	—	—	(1,141)
Cumulative translation adjustment	—	—	—	—	—	—	—	(1,565)	(1,565)
Balances at September 30, 2024	998	$15,877	1,286,258	$1,286	$1,333,981	$(79)	$(1,415,276)	$(29)	$(80,117)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the nine months ended
	September 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(61,550)	$(55,555)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	1,336	1,307
Amortization of debt discount	1,273	1,618
Change in fair value of derivatives	1,328	(939)
Change in fair value of share payable	381	(31)
Change in fair value of convertible notes	(6,074)	(4,621)
Loss from extinguishment of debt	15,802	9,905
Loss from issuance of debt	2,384	—
Amortization of operating lease right-of-use asset	200	236
Stock-based compensation for services	1,022	3,002
Warrant modifications associated with convertible notes under fair value option	—	327
Subtotal of non-cash charges	17,652	10,804
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(389)	(216)
Other non-current assets	13	(9)
Accounts payable and accrued expenses	8,855	8,535
Related party accounts payable and accrued expenses	5,389	(501)
Lease liabilities	31	106
Net cash used in operating activities	(29,999)	(36,836)
Cash Flows from Investing Activities:
Purchase of equipment and construction in progress	(599)	(936)
Loan receivable	(311)	—
Net cash used in investing activities	(910)	(936)
Cash Flows from Financing Activities:
Proceeds from issuance of Series C convertible preferred stock	—	8,201
Proceeds from issuance of common shares	17,304	10,011
Proceeds from exercise of warrants	23	1,517
Proceeds from investor advance	—	200
Proceeds from issuance of notes payable, net	7,000	12,000
Proceeds from issuance of convertible notes payable, net	12,682	9,915
Proceeds from contingent payment obligation	—	50
Repayment of notes payable	(259)	(251)
Repayment of convertible notes payable	(1,011)	(800)
Net cash provided by financing activities	35,739	40,843
Effect of exchange rate changes on cash and cash equivalents	(2,445)	(2,258)
Net increase in cash and cash equivalents	2,385	813

Cash and cash equivalents, beginning of the period	2,175	2,126
Cash and cash equivalents, end of the period	$4,560	$2,939

Supplemental disclosure of cash flow information
Interest payments on notes payable	$(122)	$(18)
Interest payments on convertible notes payable	$(103)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the nine months ended
	September 30,
	2025	2024
Supplemental schedule of non-cash activities:
Cashless warrants and stock options exercise	$—	$3
Issuance of common stock for conversion of debt and accrued interest	$27,733	$12,968
Issuance of Series C preferred stock for conversion of debt and accrued interest	$—	$2,679
Series C convertible preferred stock conversion	$2,107	$13,721
Capital expenditures included in accounts payable	$768	$238
Deemed dividend related to warrant modifications	$1,178	$1,141
Debt discount related to warrant modifications	$—	$8
Reclassification between contingent payment obligation and convertible notes payable at fair value	$3,000	$300
Reclassification of liability classified warrants to equity	$3,460	$—
Right-of-use asset recognized in exchange for lease liability	$—	$364

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

1. Organization and Description of Business

Northwest Biotherapeutics, Inc. and its wholly owned subsidiaries Flaskworks LLC, Northwest Biotherapeutics Limited, Northwest Biotherapeutics Capital Limited, Northwest Biotherapeutics B.V., and NW Bio GmbH (collectively, the “Company”, “we”, “us” and “our”) were organized to discover and develop innovative immunotherapies for cancer. The Company has developed DCVax® platform technologies for both operable and inoperable solid tumor cancers. The Company has wholly owned subsidiaries in Boston, the U.K., the Netherlands and Germany.

On August 27, 2025, the Company entered into an agreement to acquire Advent BioServices Ltd, a contract development and manufacturing organization (CDMO) and related party that manufactures the Company’s DCVax products. Upon the closing of that acquisition on October 24, 2025, Advent became an additional wholly owned subsidiary of the Company.

The Company has completed a Phase 3 clinical trial of its DCVax®-L product for glioblastoma brain cancer, has publicly reported the results in a peer reviewed publication in a medical journal as well as at a medical conference, and submitted a Marketing Authorization Application (MAA) for regulatory approval in the U.K. in December 2023. The MAA is in the process of review by the Medicines and Healthcare Products Regulatory Agency (MHRA). The Company is also in the process of restarting its DCVax®-Direct program for inoperable tumors.

2. Financial Condition, Going Concern and Management Plans

The Company has incurred annual net operating losses since its inception. The Company had a net loss of $61.6 million for the nine months ended September 30, 2025. The Company used approximately $30 million of cash in its operating activities during the nine months ended September 30, 2025.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company uses to prepare its annual audited consolidated financial statements. The condensed consolidated balance sheet as of September 30, 2025, condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025 and 2024, condensed consolidated statement of stockholders’ deficit for the three and nine months ended September 30, 2025 and 2024, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025 or for any future interim period. The condensed consolidated balance sheet at December 31, 2024 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2024 and notes thereto included in the Company’s annual report on Form 10-K (the “2024 Annual Report”), which was filed with the SEC on March 31, 2025.

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

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Recently Adopted Accounting Standards

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company adopted this standard as of January 1, 2025. The adoption of this ASU did not have any material impact on the Company’s quarterly condensed consolidated financial statements.

Recently Issued Accounting Standards Not Yet Adopted

Intangibles - Goodwill and Other - Internal-Use Software

In September 2025, the FASB issued ASU No. 2025 - 06, Intangibles - Goodwill and Other - Internal - Use Software (“ASU 2025 – 06”), which amends the guidance for accounting for software costs to reflect current software development practices, including iterative and agile methodologies, by removing references to development stages. It also clarifies the criteria for capitalization, which begins when both of the following occur: (1) management has authorized and committed to funding the software project and (2) it is probable that the project will be completed and the software will be used to perform the function intended. ASU 2025 - 06 is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted. The amendments may be applied either prospectively, retrospectively, or utilizing a modified transition approach. The Company is currently assessing the impact of ASU 2025 - 06 on its condensed consolidated financial statements and disclosures.

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

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of September 30, 2025 and December 31, 2024 (in thousands):

	Fair value measured at September 30, 2025
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	September 30, 2025	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$—	$—	$—	$—
Contingent payable derivative liability	9,665	—	—	9,665
Convertible notes at fair value	50,625	—	—	50,625
Share payable	522	—	—	522
Total fair value	$60,812	$—	$—	$60,812

	Fair value measured at December 31, 2024
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$2,219	$—	$—	$2,219
Contingent payable derivative liability	9,578	—	—	9,578
Convertible notes at fair value	34,224	—	—	34,224
Share payable	143	—	—	143
Total fair value	$46,164	$—	$—	$46,164

There were no transfers between Level 1, 2 or 3 during the three-month and nine-month period ended September 30, 2025.

The following table presents changes in Level 3 liabilities measured at fair value for the nine-month period ended September 30, 2025. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

				Convertible
	Warrant	Contingent Payable	Share	Notes
	Liability	Derivative Liability	Payable	At Fair Value	Total
Balance - January 1, 2025	$2,219	$9,578	$143	$34,224	$46,164
Additional share payable	—	—	1,029	—	1,029
Issuance of convertible notes at fair value	—	—	—	18,936	18,936
Redemption of share payable	—	—	(1,031)	—	(1,031)
Additions from debt extinguishment	—	—	—	11,089	11,089
Debt repayment	—	—	—	(1,000)	(1,000)
Debt conversion	—	—	—	(6,550)	(6,550)
Reclassification of liability classified warrants to equity	(3,460)	—	—	—	(3,460)
Change in fair value	1,241	87	381	(6,074)	(4,365)
Balance - September 30, 2025	$—	$9,665	$522	$50,625	$60,812

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities and share payable that are categorized within Level 3 of the fair value hierarchy on the initial issuance date during the nine months ended September 30, 2025 and 2024, and remeasured as of July 26, 2025 (the reclassification date), September 30, 2025 and December 31, 2024 are as follows. The contingent payable derivative liability related to the remaining redemption feature which, like the convertible notes at fair value, included discount factors that were unobservable inputs and proprietary in nature.

	Share Payable
	For the nine months	For the nine months
	ended	ended
	September 30, 2025	September 30, 2024
Strike price	$0.24	$0.41
Contractual term (years)	0.09	0.10
Volatility (annual)	64%	71%
Risk-free rate	4.3%	5.5%
Dividend yield (per share)	0%	0%

	As of September 30, 2025	As of July 26, 2025 (1)
	Share Payable	Warrant Liability
Strike price	$0.24	$0.25
Contractual term (years)	0.03	1.40
Volatility (annual)	65%	85%
Risk-free rate	1.3%	4.1%
Dividend yield (per share)	0%	0%
(1)	Remeasured as of reclassification date.

5. Stock-based Compensation

The following table summarizes total stock-based compensation expense for the three and nine months ended September 30, 2025 and 2024 (in thousands).

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Research and development	$273	$609	$983	$2,660
General and administrative (1)	—	80	39	320
Total stock-based compensation expense	$273	$689	$1,022	$2,980

The total unrecognized stock compensation (primarily for consultants) cost was approximately $0.9 million as of September 30, 2025 and will be recognized over the next 1.5 years.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Stock Options

The following table summarizes stock option activity for options during the nine months ended September 30, 2025 (amount in thousands, except per share number):

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in
	Number of Shares	Exercise Price	years)	Total Intrinsic Value
Outstanding as of January 1, 2025	316,826	$0.35	5.0	$3,932
Granted	2,275	0.29	5.5	—
Forfeited	(1,833)	0.30	—	—
Outstanding as of September 30, 2025	317,268	$0.35	4.3	$846
Options vested (1)	283,605	$0.33	4.3	$846
(1)

235 million of the 317 million stock options are subject to agreements (the “Blocker Letter Agreements”) under which they are subject to a restriction that the options may only be exercised if the Company has sufficient authorized shares available for issuance.

The Black-Scholes option pricing model is used to estimate the fair value of stock options granted. The assumptions used in calculating the fair values of stock options that were granted during the nine months ended September 30, 2025 was as follows:

For the nine months ended
September 30, 2025
Exercise price	$0.29
Expected term (years)	3.2
Expected stock price volatility	77%
Risk-free rate	3.8%
Dividend yield (per share)	0%

Restricted Stock Awards

Advent SOW 6

There was no stock based compensation related to Statement of Work #6 (“SOW 6”) recognized during the three and nine months ended September 30, 2025 and 2024. As previously reported, Advent previously achieved all of the 10 one-time milestones (i.e., for all six workstreams that were prerequisites for a MAA application for product approval, for obtaining all three licenses required for the Sawston facility, and for the completion of key portions of the MAA application) pursuant to SOW 6.

As of September 30, 2025, 1.5 million shares related to the milestone for completion and submission of the MAA had not been issued and the fair value of the shares of $1.1 million remained accrued in accounts payable and accrued expenses to related parties and affiliates.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

6. Property, Plant and Equipment

Property, plant and equipment consist of the following at September 30, 2025 and December 31, 2024 (in thousands):

	September 30,	December 31,	Estimated
	2025	2024	Useful Life
Leasehold improvements	$18,903	$17,973	Lesser of lease term or estimated useful life
Office furniture and equipment	599	531	3-5 years
Computer and manufacturing equipment and software	4,382	3,160	3-5 years
Land in the United Kingdom	91	85	NA
	23,975	21,749	NA
Less: accumulated depreciation	(7,105)	(5,553)
Total property, plant and equipment, net	$16,870	$16,196

Depreciation and amortization expense was approximately $1.3 million and $1.3 million for the nine months ended September 30, 2025, and 2024, respectively.

7. Outstanding Debt

The following two tables summarize outstanding debt as of September 30, 2025 and December 31, 2024, respectively (amount in thousands, except per share amounts):

		Stated				Fair
		Interest	Conversion		Remaining	Value	Carrying
	Maturity Date	Rate	Price	Face Value	Debt Discount	Adjustment	Value
Short term convertible notes payable
6% unsecured	Due	6%	$3.09	$135	$—	$—	$135
8% unsecured	Various	8%	$0.20	683	—	—	683
				818	—	—	818
Short term convertible notes at fair value
0% unsecured	Various	0%	Variable	1,950	—	436	2,386
11% unsecured	Various	11%	$0.19 - $0.38	19,741	—	3,881	23,622
				21,691	—	4,317	26,008
Short term notes payable
0% unsecured	On Demand	0%	N/A	2,140	—	—	2,140
8% unsecured	Various	8%	N/A	11,244	(377)	—	10,867
12% unsecured	On Demand	12%	N/A	563	—	—	563
				13,947	(377)	—	13,570
Long term convertible notes at fair value
11% unsecured	Various	11%	$0.19 - $0.29	17,626	—	6,991	24,617
				17,626	—	6,991	24,617
Long term notes payable
8% unsecured	Various	8%	N/A	7,715	(527)	—	7,188

Ending balance as of September 30, 2025				$61,797	$(904)	$11,308	$72,201

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

		Stated					Fair
		Interest	Conversion			Remaining	Value	Carrying
	Maturity Date	Rate	Price		Face Value	Debt Discount	Adjustment	Value
Short term convertible notes payable
6% unsecured	Due	6%	$3.09		$135	$—	$—	$135
8% unsecured	2/21/2025	8%	$0.50	*	1,760	(25)	—	1,735
					1,895	(25)	—	1,870
Short term convertible notes at fair value
8% unsecured	2/15/2025	8%	$0.27		1,000	—	95	1,095
10% unsecured	1/11/2025	10%	$0.35		500	—	46	546
11% unsecured	Various	11%	$0.26-$0.46		15,250	—	1,433	16,683
					16,750	—	1,574	18,324
Short term notes payable
0% unsecured	On Demand	0%	N/A		2,140	—	—	2,140
6% secured	3/25/2025	6%	N/A		247	—	—	247
8% unsecured	Various	8%	N/A		11,660	(424)	—	11,236
12% unsecured	On Demand	12%	N/A		563	—	—	563
					14,610	(424)	—	14,186
Long term convertible notes at fair value
0% unsecured	1/19/2026	0%	Variable		5,000	—	918	5,918
11% unsecured	Various	11%	$0.29-$0.38		8,565	—	1,417	9,982
					13,565	—	2,335	15,900
Long term notes payable
8% unsecured	Various	8%	N/A		13,210	(814)	—	12,396

Ending balance as of December 31, 2024					$60,030	$(1,263)	$3,909	$62,676

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

During the nine months ended September 30, 2025, the Company issued approximately 72.7 million shares of common stock with a fair value of $20 million to certain Note Payable lenders in lieu of cash payments of $15.3 million of debt, including $1.6 million of accrued interest. In addition, the Company has extinguished certain debt pursuant to exchange agreements executed with various holders pursuant to which the Company issues common stock at a price based on a designated pricing period (the “Share payable”). During the nine months ended September 30, 2025, the Company settled $1 million of Share payables. The Company recognized an approximately $1.0 million and $3.7 million debt extinguishment loss respectively during the three and nine months ended September 30, 2025 from the Note Payable debt redemption.

Convertible Notes

During the nine months ended September 30, 2025, the Company modified a convertible note that was originally issued in February 2024 by extending the maturity dates and reducing the conversion price (the “Amended Convertible Note”). The modifications were accounted for as a debt extinguishment. As a result, the Company recognized approximately $49,000 of debt extinguishment gain during the nine months ended September 30, 2025 from this debt amendment.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

In addition, the Company converted $1.1 million of the Amended Convertible Note, including $58,000 accrued interest, into 5.6 million shares of common stock at a conversion price of $0.20 per share.

Convertible Notes at Fair Value

During the nine months ended September 30, 2025, the Company entered into several two-year convertible notes and one-year convertible notes (collectively the “Convertible Notes”) with multiple individual investors (the “Holders”) with an aggregate principal amount of $12.8 million. Of the total $12.8 million, $3 million was exchanged from a previously executed non-dilutive financial instrument. The fair value of the Convertible Notes on the issuance date was approximately $14.4 million. The Company recognized a loss of $1.6 million upon the issuance of the Convertible Notes, which was calculated at the difference between the principal amount and the fair value of the Convertible Notes. The Convertible Notes bear interest at 11% per annum and are convertible into common shares between $0.19 and $0.245 per share at the Holder’s option. In addition, the Holders have an alternative option to convert the Long-term Convertible Notes and the Short-term Convertible Notes into a non-dilutive financial instrument, which has the same terms at those in the non-dilutive funding agreements as described in Note 12.

The Company elected the FVO to fair value the convertible notes described above under the guidance in ASC 825. The convertible notes at fair value are required to be remeasured using level 3 fair value measurements (see Note 4) at each reporting period.

During the nine months ended September 30, 2025, the Company modified certain existing convertible notes by (i) extending the maturity dates; (ii) reducing the conversion price, (iii) increase the interest rate, and (iv) granting the notes holders the right to further extend the maturity date of the notes for a period of time not to exceed 24 months. The modifications were accounted for as a debt extinguishment as the conversion feature of the amended notes were substantially different from the original terms. As a result, the Company recognized approximately $2.5 million and $11 million of debt extinguishment loss during the three and nine months ended September 30, 2025 from these convertible note debt amendments.

During the nine months ended September 30, 2025, the Company converted $0.5 million of certain convertible notes that were originally issued in February 2025 into 2.5 million shares of common stock at conversion price of $0.21 per share.

Yorkville Note

As previously disclosed, on December 19, 2024, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD (“Yorkville”). Upon entry into the SEPA, the Company issued Yorkville a $5.0 million convertible promissory note for net proceeds of $4.7 million after a 7% original issue discount (the “December Yorkville Note”). During the nine months ended September 30, 2025, the Company issued 21.5 million shares of common stock to convert $5.0 million of the December Yorkville Note. As of September 30, 2025, the December Yorkville Note was fully converted.

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

The Company elected the FVO to fair value the June Yorkville Note on the issuance date and will subsequently remeasure at the end of each reporting period. The estimated fair value of the June Yorkville Note on the issuance date was approximate $3.8 million. The Company recognized a loss of $0.8 million upon the issuance of the June Yorkville Note, which was calculated at the difference between the principal amount and the fair value of the note. During the nine months ended September 30, 2025, the Company issued 4.7 million shares of common stock to convert $1.1 million of the June Yorkville Note. As of September 30, 2025, the fair value of the remaining June Yorkville Note was $2.4 million, which was included in Convertible notes at fair value on the consolidated balance sheets.

For the three months ended September 30, 2025 and 2024, interest expense related to outstanding debt totaled approximately $2.6 million and $1.7 million including amortization of debt discounts totaling $0.4 million and $0.5 million, respectively.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

For the nine months ended September 30, 2025 and 2024, interest expense related to outstanding debt totaled approximately $6.0 million and $4.9 million including amortization of debt discounts totaling $1.3 million and $1.6 million, respectively.

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

The following securities were not included in the diluted net loss per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the nine months ended
	September 30,
	2025	2024
Series C convertible preferred stock	20,454	31,613
Common stock options	317,268	316,926
Common stock warrants - equity classified	92,891	94,661
Convertible notes and accrued interest	198,307	58,746
Potentially dilutive securities	628,920	501,946

9. Related Party Transactions

Advent BioServices, Ltd. (“Advent”) was a related party based in the U.K., which carried out the Company’s product development, manufacturing, cryostorage and distribution on a contract services basis. As previously reported, the Company entered into an Agreement to acquire Advent on August 27, 2025, and the acquisition closed on October 24, 2025. Upon the closing, Advent became a wholly owned subsidiary. The following sections describe the contractual arrangements between the Company and Advent prior to the acquisition, and the operational activities and milestones pursuant to those contracts.

The Company had three operational programs with Advent: (a) an ongoing development and manufacturing program at the GMP facility in London, (b) an ongoing development and manufacturing program at the Sawston GMP facility, and (c) periodic specialized programs such as the program related to the MAA pre-requisites, drafting and submission. The Company also executed a SOW #8 covering the work required to establish the DCVax-Direct program in the U.K. and manufacture DCVax-Direct products for global use (see Note 13).

Each of the operational programs was covered by a separate contract. The ongoing manufacturing in the London facility was covered by a Manufacturing Services Agreement (“MSA”) entered into on May 14, 2018. The development and manufacturing program at the Sawston facility was covered by an Ancillary Services Agreement entered into on November 18, 2019. Each periodic specialized program was covered by an SOW that set forth the role and activities to be undertaken by Advent for that program, and provided for milestone payments upon completion of key elements of the program.

The Ancillary Services Agreement established a structure under which the Company and Advent negotiated and agreed upon the scope and terms for Statements of Work (“SOWs”) for facility development activities and compassionate use program activities, as well as for the periodic specialized programs. After an SOW was agreed and approved by the Company, Advent would proceed with, or continue, the applicable services and would invoice the Company pursuant to the SOW. Since both the facility development and the compassionate use program involved pioneering and uncertainties in most aspects, the invoicing under the Ancillary Services Agreement was on the basis of costs incurred plus fifteen percent. The SOWs could involve ongoing activities or specialized one-time projects and related one-time milestone payments. The Ancillary Services Agreement was to end in July 2023, but the Company has extended the term year by year, to July 2024, to July 2025 and to July 2026.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

SOW 8

On November 8, 2024, the Company entered into a Statement of Work #8 (“SOW 8”) with Advent that was incorporated into the Ancillary Services Agreement that was originally entered into dated November 8, 2019 and was extended as described above. SOW 8 covered the work required to establish the DCVax-Direct program in the U.K and manufacture DCVax-Direct products for global use. Under SOW 8, the compensation consisted solely of one-time cash milestone payments for each stage of the work and Advent would only receive the compensation when the applicable work was successfully completed. (When the Company previously contracted with a different company for restart of DCVax-Direct manufacturing, the contract required payment as work was performed, regardless of whether the work was successful or not, as is typical for such contract services. The other company did not succeed in producing any DCVax-Direct products meeting the specifications.)

SOW 8 included the following 5 one-time milestones with corresponding milestone payments (which were only payable after the milestone had been achieved):

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

As of September 30, 2025, this milestone had been completed and paid.

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

As of September 30, 2025, this milestone had been completed but had not yet been paid. The Company had an accrued liability of $0.6 million as of September 30, 2025 related to this milestone.

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

As of September 30, 2025, this milestone had been completed but had not yet been paid. The Company had an accrued liability of $0.8 million as of September 30, 2025 related to this milestone.

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

As of September 30, 2025, this milestone had been completed but had not yet been paid. The Company had an accrued liability of $0.5 million as of September 30, 2025 related to this milestone.

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

As of September 30, 2025, this milestone had not been fully completed. Advent had completed the new IND CMC section (comprising part of this milestone) but the new IND had not yet been submitted to and approved by regulators (comprising the other part of this milestone). The Company had an accrued liability of $0.4 million as of September 30, 2025 related to this milestone.

The following table summarizes total research and development costs from Advent for the three and nine months ended September 30, 2025 and 2024, respectively (in thousands).

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Advent BioServices
Manufacturing cost in London	1,600	$2,430	5,264	$6,008
Manufacturing cost at Sawston facility	2,827	2,606	9,337	7,758
SOW 8 one-time milestones - Cash
Expensed and due, but unpaid (milestone complete) (1)	—	—	285	—
Expensed but unpaid, not yet due (milestone not yet complete) (2)	25	—	293	—
Total	$4,452	$5,036	$15,178	$13,766
(1)	This covers one-time milestone: Technology transfer: clean room implementation. Other due and unpaid amounts have been accrued previously.
(2)	This covers a one-time milestone: Draft new IMPD (Investigational Medicinal Product Dossier) and new IND (CMC section), and obtain the first approval or clearance of the new IND by a regulator.

Advent BioServices Sublease Agreement

On December 31, 2021, the Company entered into a Sub-lease Agreement (the “Agreement”) with Advent (see Note 12).

During the three months ended September 30, 2025 and 2024, the Company recognized sub-lease income of $36,000 and $36,000, respectively.

During the nine months ended September 30, 2025 and 2024, the Company recognized sub-lease income of $109,000 and $109,000, respectively.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Related Party Accounts Payable

As of September 30, 2025 and December 31, 2024, there were outstanding unpaid accounts payable and accrued expenses owed to Advent as summarized in the following table (in thousands). These unpaid amounts are part of the Related Party expenses reported in the above section.

	September 30,	December 31,
	2025	2024
Advent BioServices - amount invoiced but unpaid	$6,502	$1,692
Advent BioServices - amount accrued but unpaid (1)	3,339	2,760
Total payable and accrued, but unpaid to Advent BioServices	$9,841	$4,452
(1)	This includes $1.1 million represents the value of 1.5 million shares that were to become issuable to Advent, following final Board approval, for achievement of the one-time milestone for submission of the MAA application to MHRA on December 20, 2023. Such shares were not issued as of September 30, 2025, and the total value, previously recognized as stock compensation expense, was reclassified from Additional Paid-in-Capital to Accounts payable and accrued expenses to related parties and affiliates.

10. Preferred Stock

Series C Convertible Preferred Stock

During the nine months ended September 30, 2025, approximately 0.1 million Series C Shares with a book value of $1.8 million were converted into 3.3 million common shares at a ratio of 1:25.

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

11. Stockholders’ Deficit

Common Stock

During the nine months ended September 30, 2025, the Company received $17.3 million from the issuance of 78.5 million shares of common stock.

Stock Purchase Warrants

The following is a summary of warrant activity for the nine months ended September 30, 2025 (dollars in thousands, except per share data):

	Number of	Weighted Average	Remaining
	Warrants	Exercise Price	Contractual Term
Outstanding as of January 1, 2025	94,199	$0.28	2.2
Warrants exercised for cash	(104)	0.23	—
Warrants expired and cancellation	(1,204)	0.34	—
Outstanding as of September 30, 2025	92,891	$0.27	2.0
(1)	At September 30, 2025, of the approximately 93 million total outstanding warrants listed above, approximately 92 million warrants were under Blocker Letter Agreements or suspension agreements.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Warrant Modifications

During the nine months ended September 30, 2025, the Company amended certain warrants whereby, among other terms, the maturity dates were extended for an additional approximately 3-6 months. The value of these modifications was calculated using the Black-Scholes-Merton option pricing model based on the following weighted average assumptions.

	Post-modification	Pre-modification
Exercise price	$0.28	$0.28
Expected term (in years)	3.2	2.9
Volatility	77%	78%
Risk-free interest rate	3.8%	3.8%
Dividend yield	0%	0%

The incremental fair value attributable to the modified awards compared to the original awards immediately prior to the modification was calculated at $1.2 million for the nine months ended September 30, 2025, which was treated as a deemed dividend and is reflected as “Deemed dividend related to warrant modifications” in the accompanying condensed consolidated statement of operations and comprehensive loss.

Warrant Reclassification

As previously reported, on December 23, 2024, in connection with entering into a stock purchase agreement with an individual investor (the “Investor”), the Company amended the Investor’s existing 32.5 million warrants (the “Warrants”) by extending the maturity date and adding an additional restriction to the Investor’s exercisability. Because the Warrants could potentially be settled in cash based on events that are outside the control of the Company, that precluded application of the equity contract scope exception to the Warrants, and the Warrants are classified as a liability.

On July 26, 2025, the Company further extended the maturity date of the Warrants and the potential cash settlement provision was removed. As a result, the Company reclassed the Warrants from liability to equity as of the amendment date for total $3.3 million which represents the fair value of the Warrants as of the amendment date.

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

The Company’s prior office lease in the U.K. expired in July 2025. In January 2025, the Company entered into an agreement for a new office lease in the U.K. to begin in late May 2025 (the “2025 U.K. Office Lease”). An additional document, involving a reconstitution schedule, was required in order to complete the lease arrangement. However, the Company decided not to take the space and the parties did not reach agreement on the reconstitution schedule. The Company entered into a side letter with the landlord on July 30, 2025 to finalize the lease exit terms. The Company is required to pay $0.1 million each quarter for a maximum of 2.5 years. Payment will stop upon the property being leased to a new tenant. The company recognized a loss contingency of $1.0 million related to the lease settlement. The Company will recognize any remaining unpaid lease liability as a gain contingency upon the early exit of the lease liability.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The Company’s office lease in the U.S. would have expired in August 2024. However, on August 22, 2024, the Company extended its office lease in the U.S for an additional 2 years under an amended agreement. The Company recognized additional $0.4 million ROU assets and lease liabilities for its amended office lease in the U.S.

At September 30, 2025, the Company had operating lease liabilities of approximately $4.8 million for both the 20-year lease of the building for the manufacturing facility in Sawston, U.K., and the current office lease in the U.S. and ROU assets of approximately $4.3 million for the Sawston lease and U.S. office lease are included in the condensed consolidated balance sheet.

Operating Lease - Lessor Arrangements

On December 31, 2021, the Company entered into a Sub - lease Agreement (the “Agreement”) with Advent. The Agreement permits use by Advent of a portion of the space in the Sawston facility, which is leased by the Company under a separate head lease with a different counterparty (Huawei) that commenced on December 14, 2018. The Company subleased approximately 14,459 square feet of the 88,000 square foot building interior space, plus corresponding support space and parking. The lease payments amount under the Agreement are two times the amount payable by the Company under the head lease (which is currently £5.75 or approximately $7.73 per square foot based on exchange rate as of September 30, 2025), but subject to a cap of $10 per square foot. Accordingly, the monthly lease payments under the Sublease are based on $145,000 annually for 2025. The total lease payments paid by the Company to Huawei for the 88,000 square foot facility, exterior spaces and parking under the head lease are £550,000 (approximately $739,000) per year. The term of the Agreement shall end on the same date as the head lease term ends.

The following summarizes quantitative information about the Company’s operating leases (amount in thousands):

	For the nine months ended
	September 30, 2025
	U.K	U.S	Total
Lease cost
Operating lease cost	$483	$158	$641
Short-term lease cost	27	—	27
Variable lease cost	—	11	11
Sub-lease income	(109)	—	(109)
Total	$401	$169	$570

Other information
Operating cash flows from operating leases	$(303)	$(162)	$(465)
Weighted-average remaining lease term – operating leases	6.7	0.6	—
Weighted-average discount rate – operating leases	12%	12%	—

	For the nine months ended
	September 30, 2024
	U.K	U.S	Total
Lease cost
Operating lease cost	$470	$191	$661
Short-term lease cost	39	—	39
Variable lease cost	—	24	24
Sub-lease income	(109)	—	(109)
Total	$400	$215	$615

Other information
Right of use assets exchanged for new operating lease liabilities	$—	$364	$364
Operating cash flows from operating leases	$(499)	$(205)	$(704)
Weighted-average remaining lease term – operating leases	7.2	1.5	—
Weighted-average discount rate – operating leases	12%	12%	—

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The Company recorded lease costs as a component of general and administrative expense during the nine months ended September 30, 2025 and 2024, respectively.

Maturities of our operating leases, excluding short-term leases and sublease agreement, are as follows:

Three months ended December 31, 2025	$316
Year ended December 31, 2026	889
Year ended December 31, 2027	699
Year ended December 31, 2028	699
Year ended December 31, 2029	699
Thereafter	6,269
Total	9,571
Less present value discount	(4,725)
Operating lease liabilities included in the Condensed Consolidated Balance Sheet at September 30, 2025	$4,846

Maturities of our operating leases under the sublease agreement, are as follows:

Three months ended December 31, 2025	$36
Year ended December 31, 2026	145
Year ended December 31, 2027	145
Year ended December 31, 2028	145
Year ended December 31, 2029	145
Thereafter	1,305
Total	$1,921

Advent BioServices Services Agreement

On May 14, 2018, the Company entered into a DCVax®-L Manufacturing and Services Agreement (“MSA”) with Advent BioServices, a related party which was formerly part of Cognate BioServices and was spun off separately as part of an institutional financing of Cognate. The MSA provided for manufacturing of DCVax-L products at an existing facility in London. The MSA was structured in the same manner as the Company’s prior agreements with Cognate BioServices. The MSA provided for certain payments for achievement of milestones and, as was the case under the prior agreement with Cognate BioServices, the Company was required to pay certain fees for dedicated production capacity reserved exclusively for DCVax production and pay for manufacturing of DCVax-L products for a certain minimum number of patients, whether or not the Company fully utilized the dedicated capacity and number of patients. The MSA was to remain in force until five years after the first commercial sales of DCVax-L products pursuant to a marketing authorization, accelerated approval or other commercial approval, unless cancelled. Either party could terminate the MSA on twelve months’ notice, to allow for transition arrangements by both parties. During the notice period services would still be provided. Minimum required payments for this notice period were anticipated to total approximately £4.7 million ($6.4 million).

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

German Tax Matter

The German tax authorities have audited our wholly owned subsidiary, NW Bio GmbH, for 2013-2015. The NW Bio GmbH submitted substantial documentation to refute certain aspects of the assessments and the German tax authorities agreed in principle with the Company’s proposed revised approach and settlement offer. A final settlement bill was received from the German Tax Authority confirming that only a portion of the original bill was owed, €277,000 (approximately $329,000), for corporate taxes, interest, and reduced penalty for the period under audit, which the Company paid on September 2, 2021. The Company also received and paid the final settlement bill from the local authority for trade taxes for the audit period in the amount of €231,000 (approximately $272,000). On November 4, 2021, the Company received a letter from the local tax authorities asking for additional late fees of €513,000 (approximately $554,000) on reimbursable withholding taxes that had been waived during the settlement process. On December 8, 2021, the Company appealed the assessment of additional late fees. Additionally, the Company requested that NW Bio GmbH be deregistered from the trade register, as it no longer had current operations. The deregistration was granted effective December 31, 2021. Between January 2022 and July 2022, the Company received tax bills for the corporate and trade taxes for the 2016-2020 tax years that totaled approximately €222,000 (approximately $238,000). On July 27, 2022, the Company was informed that the German Tax Authorities were prepared to waive €135,000 (approximately $145,000) of the penalties. The Company offered to pay this reduced penalty if an extended payment plan was approved. A response was received dated November 14, 2022 indicating that the tax authority would not be able to grant a further deferral of payment of these penalties. In a letter dated December 27, 2022, the Leipzig tax authority sent letters to the former and current managing directors of NW Bio GmbH giving 30 days to respond to a tax liability questionnaire. Based on the responses to the liability questionnaires the tax authorities have currently not directed any further measures against former and current managing directors of NW Bio GmbH with respect to tax liability proceedings. On October 12, 2023 and January 16, 2024, the Company made €189,000 (approximately $201,000) and €189,000 (approximately $207,000) payments, respectively, regarding to the late payment penalty. As of September 30, 2025, the Company accrued for trade tax liability of €155,000 (approximately $181,000) and corporation tax of €99,000 (approximately $116,000). Based on the Company’s current operating state in Germany and the negotiations, the Company believes, based on its evaluation under ASC 740, that the resolution of these tax matters will not likely result in a net material charge to the Company.

Other Contingent Payment Obligations

During the nine months ended September 30, 2025, the Company exchanged $3 million from a previously executed non - dilutive financial instrument to a new convertible note (see Note 7). As of September 30, 2025, the Company had contingent payment obligations of $1.7 million, which are related to a gain contingency from non-dilutive funding agreements with various investors. These agreements are accounted for under ASC 470 and are recognized as contingent payment obligations on the Company’s condensed consolidated balance sheet. The Company’s payment obligations only apply when such are received by the Company.

13. Subsequent Events

On October 27, 2025, the Company entered into a Commercial Loan Agreement (the “October Commercial Loan”) with a commercial lender for an aggregate principal amount of $5.5 million. The October Commercial Loan bears interest at 8% per annum with a 22-month term. There are no principal repayments during the first eight months of the term. The October Commercial Loan will be amortized in 14 installments starting on June 26, 2026. The October Commercial Loan carries an original issue discount of $0.5 million.

On October 24, 2025, the Company closed the acquisition of Advent BioServices Ltd. (“Advent”). As a result of this acquisition, Advent is now a wholly owned subsidiary of NWBio. Though the acquisition of Advent, the Company is receiving all of Advent’s fixed assets, including extensive cryostorage and other equipment purchased by Advent over the last several years. Intellectual property and other intangibles that Advent had acquired are also included. The Company is not issuing any shares or other securities in connection with acquiring Advent. On the contrary, 19 million of the Company’s securities (13.5 million shares and 5.5 million options) that were previously issued to Advent as payment for contract services are reverting back to the Company along with the acquisition of the other Advent assets. The consideration for the acquisition will be paid in installments over two years, with potential acceleration after regulatory approval of the Company’s DCVax®-L product. The consideration consists of a payment of £1.4 million (approximately $1.9 million) and payment of the net amount of accounts payable (“Net AP”) already due from the Company to Advent for services under existing contracts.

On October 9, 2025, the Company entered into an agreement with Lead Plaintiff F. Glenn Schaeffer (“Plaintiff”) for settlement of the Delaware Action. See Part II Item 1, Legal Proceedings, below.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Between October 1, 2025 and November 11, 2025, the Company issued approximately 6.8 million shares of common stock for proceeds of $1.4 million.

Between October 1, 2025 and November 11, 2025, the Company issued approximately 8.5 million shares of common stock to certain lenders in lieu of cash payments of $1.8 million of debt. The Company also issued 1.8 million shares of common stock to extinguish $0.4 million outstanding share liability.

Between October 1, 2025 and November 11, 2025, $1.1 million of convertible notes, including $0.1 million accrued interest were converted into 5.4 million shares of common stock pursuant to their conversion options.

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

During the third quarter of 2025, the Company continued its progress on multiple fronts, including the following.

Management Change. The unexpected passing of the Company’s Senior Vice President and General Counsel necessitated a transition period while other personnel took on new and/or additional roles.

MAA Application. Much of the Company’s time and resources were devoted to active engagement in the MAA review process. The Company continued to work with large teams of consultants on this process. As is typical, and as the Company has previously stated, the Company does not plan to make any interim announcements while its MAA is going through the regulatory process. The Company plans to announce the results when the regulatory review and decision-making is finished.

Advent Acquisition. The Company negotiated an agreement to acquire Advent BioServices. The negotiations were completed and the acquisition agreement was entered into, with the closing to occur after certain conditions were fulfilled.

Development of the Sawston, UK Facility. The Company and Advent continued refining the design and engineering of the simplified C lab, and continued working with contractors to prepare for the construction works. The Company and Advent also continued working to source key equipment required for the C lab in ways to avoid the 10-12 month procurement backlog. For example, Advent was able to arrange for two major foundational pieces of equipment, which cost nearly $1 million each when purchased new. One of these pieces of equipment had been given up by another biotech company and the other was new; both were obtained for less than half price and without the 10-12 month procurement waiting time.

Manufacturing in the US for In-licensed Technologies. Based upon further assessments of the two candidate GMP manufacturing locations in the US which the Company had previously narrowed down to as finalists, the Company finalized its selection and undertook contract negotiations to secure the selected location and to allocate operational responsibilities. The Company continued the hiring process for personnel with the special types of expertise and prior experience needed for the initial core operating team for this location.

Potential Compassionate Use Programs in the US. The Company continued to explore the potential for expanded access/compassionate use in the US, particularly under state laws. The Company is pursing multiple potential hospital arrangements.

DCVax-Direct Program. The Company developed new DCVax-Direct clinical trial plans to supersede the clinical trials plans for which the IND packages were previously being developed, in order to take account of developments in the field. The manufacturing and product-related portions of the IND packages have already been completed. The Company is continuing its analyses to select additional treatment elements from the portfolios in-licensed from Roswell Park, Pittsburgh and others to include in the new clinical trial designs (e.g., pre-conditioning regimens before the dendritic cell therapy; booster agents accompanying the dendritic cell therapy; multiple routes of administration).

Litigation Progress. The discovery period continued in the Company’s lawsuit against certain market makers. The Company increased its pursuit of documents and information from the defendants, and anticipates further ramping up in the coming months. The Company also added counsel with substantial experience in market manipulation cases. The Company believes that the discovery process may yield very important information, and the Company plans to continue pursuing the case vigorously. See Part II Item 1, Legal Proceedings, below.

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

Three Months Ended September 30, 2025 and 2024

We recognized a net loss of $26.8 million and $19.4 million for the three months ended September 30, 2025 and 2024, respectively.

Research and Development Expense

For the three months ended September 30, 2025 and 2024, research and development expenses were $7.5 million and $8.1 million, respectively. The decrease in 2025 was primarily related to the decrease in manufacturing cost in the Specials-Compassionate Treatment program and stock-based compensation.

General and Administrative Expense

For the three months ended September 30, 2025 and 2024, general and administrative expenses were $7.1 million and $7.0 million, respectively. The expenses were consistent compared to the same period of last year.

Change in Fair Value of Derivatives

We recognized a non-cash loss of $3.3 million and a non-cash loss of $1.6 million for the three months ended September 30, 2025 and 2024, respectively. The non-cash revaluation loss in 2025 was mainly due to the amendment to certain liability classified warrants. The extension of the maturity date of the warrants increased the fair value of the warrants. The non-cash loss in 2024 was primarily due to the change of valuation inputs. The healthcare market yield curve rate that was used in the pricing model was significantly decreased as of September 30, 2024 compared to the value as of June 30, 2024.

Change in Fair Value of Convertible Notes

We recognized a non-cash loss of $15,000 and a non-cash gain of $3.1 million change in fair value of the convertible notes during the three months ended September 30, 2025 and 2024, respectively. The stock price was consistent as of September 30, 2025 and June 30, 2025. The non-cash gain resulted from the decrease of the Company’s stock price as of the date of re-measurement compared to the prior period.

Debt Extinguishment

We recognized approximately $4.0 million and $6.8 million debt extinguishment loss during the three months ended September 30, 2025 and 2024 from debt redemptions and debt amendments, respectively. The decrease during the three months ended September 30, 2025 compared to last year was due to the less fluctuation in the stock price.

Loss from Issuance of Debt

During the three months ended September 30, 2025, we recognized an $1.6 million loss from the issuance of three convertible notes, which we elected to account for under the FVO. The estimated fair value of the convertible notes on the issuance date was approximately $5.1 million, which resulted in a loss of $1.6 million calculated at the difference between the aggregate principal amount of $3.5 million and the fair value of these three convertible notes.

Interest Expense

During the three months ended September 30, 2025 and 2024, we recognized interest expense of $2.6 million and $2.1 million, respectively. The increase in interest expense in 2025 was mainly related to an increase in outstanding debt balance.

Foreign currency transaction gain (loss)

During the three months ended September 30, 2025 and 2024, we recognized foreign currency transaction loss of $0.8 million and a gain of $2.8 million, respectively. The gain was due to the strengthening of the British pound sterling relative to the U.S. dollar and vice versa for the loss.

Nine months Ended September 30, 2025 and 2024

We recognized a net loss of $61.6 million and $55.6 million for the nine months ended September 30, 2025 and 2024, respectively.

Research and Development Expense

For the nine months ended September 30, 2025 and 2024, research and development expenses were $23.2 million and $24.4 million, respectively. The decrease in 2025 was primarily related to the decrease in stock-based compensation and offset by increased cost related to MAA application at the MHRA and the resumption of DCVax-Direct production.

General and Administrative Expense

For the nine months ended September 30, 2025 and 2024, general and administrative expenses were $23.9 million and $24.8 million, respectively. The decrease was mainly related to a reduction in stock-based compensation and scientific conference expenses and offset by an increase in legal expenses.

Change in Fair Value of Derivatives

We recognized a non-cash loss of $1.3 million and a non-cash gain of $0.9 million for the nine months ended September 30, 2025 and 2024, respectively. The non-cash revaluation loss in 2025 was mainly due to the amendment to certain liability classified warrants. The extension of the maturity date of the warrants increased the fair value of the warrants. The non-cash gain in 2024 was primarily due to the decrease of our closing stock price as of September 30, 2025 and 2024 compared to December 31, 2024 and 2023.

Change in Fair Value of Convertible Notes

We recognized $6.1 million and $4.6 million non-cash gains from change in fair value of the convertible notes during the nine months ended September 30, 2025 and 2024, respectively. The non-cash gains resulted from the decrease of the Company’s stock price.

Debt Extinguishment

We recognized approximately $15.8 million and $9.9 million debt extinguishment loss during the nine months ended September 30, 2025 and 2024 from debt redemptions and debt amendments, respectively. The increase during the nine months ended September 30, 2025 compared to last year was due to multiple amendments on the existing convertible notes.

Loss from Issuance of Debt

During the nine months ended September 30, 2025, we recognized $2.4 million loss from the issuance of certain convertible notes, which we elected to account for under the FVO. The estimated fair value of these convertible notes on the issuance date was approximately $8.9 million, which resulted in a loss of $2.4 million calculated at the difference between the principal amount of $6.5 million and the fair value of these convertible notes.

Interest Expense

During the nine months ended September 30, 2025 and 2024, we recognized interest expense of $6.0 million and $5.3 million, respectively. The increase in interest expense in 2025 was mainly related to an increase in outstanding debt balance.

Foreign currency transaction gain (loss)

During the nine months ended September 30, 2025 and 2024, we recognized foreign currency transaction gain of $4.7 million and $2.0 million, respectively. The gains were due to the strengthening of the British pound sterling relative to the U.S. dollar.

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

Cash Flow

Operating Activities

During the nine months ended September 30, 2025 and 2024, net cash outflows from operations were approximately $30 million and $36.8 million, respectively. The decrease in cash used in operating activities was primarily attributable to lower payments for clinical trial related expenditures, insurance costs and certain consulting expenditures.

Investing Activities

We spent approximately $0.6 million and $0.9 million in cash for the purchase of additional equipment and design, engineering and preparations for our build-out in Sawston, UK during the nine months ended September 30, 2025 and 2024, respectively. We also provided a short-term loan of approximately $0.3 million to an unrelated third party in the U.K.

Financing Activities

We received approximately $17.3 million and $10.0 million cash from issuance of 78.5 million and 33.5 million shares of common stock during the nine months ended September 30, 2025 and 2024, respectively.

We received approximately $8.2 million of cash from issuance of 0.8 million shares of Series C convertible preferred stock during the nine months ended September 30, 2024.

We received approximately $12.7 million and $9.9 million of cash from issuance of convertible notes to individual lenders during the nine months ended September 30, 2025 and 2024, respectively.

We received approximately $7.0 million of cash from the issuance of a loan from a commercial lender during the nine months ended September 30, 2025. We received approximately $12.0 million of cash from the issuance of a loan from a commercial lender during the nine months ended September 30, 2024.

We received approximately $23,000 and $1.5 million of cash from the exercise of warrants during the nine months ended September 30, 2025 and 2024, respectively.

We received $50,000 from issuance of non-dilutive funding agreements during the nine months ended September 30, 2024.

We made aggregate debt payments of $1.3 million and $1.1 million during the nine months ended September 30, 2025 and 2024, respectively.

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

Based on our analysis, as of September 30, 2025, the effect of a 100+/- basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss are considered immaterial.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 30, 2025, of the design and operation of our disclosure controls and procedures, as such terms are defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, management concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Following defendants’ filing of a new Motion to Dismiss (MTD) and various filings on both sides, an oral argument on defendants’ latest Motion to Dismiss was held on November 14, 2023. The Magistrate Judge issued an 85-page Recommendation and Results Opinion (R&R) for review by the Senior Judge. The Magistrate Judge found that the Company had adequately pled all of the elements of its claim of market manipulation, with the exception of producing enough details for calculating actual damages, known as loss causation. On that basis, he granted defendant’s motion to dismiss without prejudice, subject to the Company’s right to re-plead on just the question of loss causation, finding that such a filing would “not be futile”.

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

On May 1, 2024, the defendants’ filed a new MTD the Company’s amended re-pleading complaint, containing the new section on loss causation and damages. On May 31, 2024, the Company responded to the defendants’ new MTD, supporting the Magistrate Judge’s and Senior Judge’s previous opinions, and rejecting the defendants’ objections to the Company’s loss causation repleading and damage formulae.

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

This was followed on April 23, 2025 by an Initial Case Management Conference Order for June 5, 2025, requiring the submission of a Joint Proposed Case Management Plan no later than one week prior to the scheduled Conference. The Case Management Plan was approved by the Court and the parties proceeded into the discovery stage of the case.

Since that time, the parties have been engaged in fact discovery, including both document production and answers to Interrogatory questions.

The Company plans to continue its vigorous pursuit of this case.

As previously disclosed, the Company and certain of its directors and officers have been engaged in litigation in Delaware concerning 2020 option grants since 2022 (the “Delaware Action”). In mid-September 2025, the parties to the Delaware Action engaged in mediation of all claims. On October 9, 2025, the Company entered into an agreement with Lead Plaintiff F. Glenn Schaeffer (“Plaintiff”) for settlement of the Delaware Action. The agreement was set forth in a binding Term Sheet, and was the culmination of approximately a year of negotiations. Under the terms of the agreement, 17% of the challenged 2020 options will be cancelled, and the Company’s insurance carriers will pay $2.25 million to the Company.

During the mediation process, the Plaintiff filed an amended complaint (filed publicly on October 14, 2025), as the Court had directed the Plaintiff to do in an Order dated February 14, 2025. The claims set forth in the amended complaint are also covered and resolved by the settlement set forth in the Term Sheet.

The parties to the Delaware Action are using their best efforts to complete the definitive settlement documentation. The Company understands that the Plaintiff intends to apply to the Court for an award of attorneys’ fees and expenses in connection with the litigation. The settlement and any award of fees and expenses are subject to approval by the Court. Under the terms of the settlement, the cash payment to the Company from the Company’s insurers is not to be used for any payment of a fee award. It is currently anticipated that the fee award will be paid separately by the Company’s insurers.

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

32.1	Certification of President, Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Schema Document.

101.CAL	Inline XBRL Calculation Linkbase Document.

101.DEF	Inline XBRL Definition Linkbase Document.

101.LAB	Inline XBRL Label Linkbase Document.

101.PRE	Inline XBRL Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included as Exhibit 101).

*    Filed herewith

**  Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC

Dated: November 14, 2025	By:	/s/ Linda F. Powers
		Name:	Linda F. Powers

		Title:	President and Chief Executive Officer

Principal Executive Officer
Principal Financial and Accounting Officer