Form 10-K
period 2025-12-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2026-04-15
CIK 1072379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $340,239,000 on June 30, 2025.

As of March 31, 2026, the registrant had 1,606,857,011 shares of common stock outstanding.

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

Intellectual Property and Orphan Drug Designation

We have an integrated strategy for protection of our technology through both patents and other mechanisms, such as Orphan Drug status. As of December 31, 2025, we have 58 issued patents, including national validations in certain European countries, and 50 pending patent applications worldwide, grouped into 8 patent families. Of these, 47 issued patents, including validations in European countries, and 29 pending patent applications directly relate to our DCVax products. In the United States and Europe, some of our patents and applications relate to compositions and the use of products, while other patents and applications relate to other aspects such as manufacturing. For example, in the United States, we have two issued patents and four pending patent applications that relate to the composition and/or use of our DCVax products. We also have other US patents and applications that cover, among other things, manufacturing methods we believe leads to obtaining optimally activated dendritic cells for treating advanced cancers and an automated system which we believe will help enable the scale-up of production for large numbers of patients on a cost-effective basis. Similarly, in Europe, we have two patents, validated as 21 national patents, issued and three pending patent applications with the European Patent Office (“EPO”) that cover our DCVax products, and other patents and applications that cover aspects such as manufacturing, and the automated system. In Japan, we have three issued patents and three pending patent applications relating to our DCVax products, as well as manufacturing related patents. Patents have been granted or are pending in other foreign jurisdictions which may be potential future markets for our DCVax products.

During 2025, 3 new patents, including a European patent validated in five European countries and registered in Hong Kong, were issued to us as part of our worldwide patent portfolio. The newly issued patents cover methods for optimizing dendritic cells related to our DCVax products, as well as encompassing certain methods of use and compositions which may be potential future markets for related DCVax products.

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

Also, during 2025, prosecution continued in various patents and patent applications exclusively in-licensed from various academic institutions. These include patents and patent applications related to enhanced versions of dendritic cells (certain vaccine compositions, immunogenic peptide antigens, and cell - based immunotherapy compositions and methods for their use.

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

Competition

The biotechnology and biopharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. A large and growing number of companies are actively involved in the research and development of immune therapies or cell-based therapies for cancer. In addition, many big pharma companies have commercialized checkpoint inhibitor drugs to “take the brakes off” patients’ immune responses to cancer. Other novel technologies for cancer are approved and commercially available, such as the Optune electro-therapy device, various biologics and various oncolytic virus therapies and gene therapies. Additionally, many companies are actively involved in the research and development of monoclonal antibody-based and bi-specific or tri-specific antibody-based cancer therapies. Currently, a substantial number of antibody-based drugs are approved for commercial sale for cancer therapy, and a large number of additional ones are under development. Many other third parties compete with us in developing alternative therapies to treat cancer, including: biopharmaceutical companies; biotechnology companies; pharmaceutical companies; academic institutions; and other research organizations, as well as some medical device companies.

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

Human Capital

The Company continues to operate with a lean staff, supplementing its full-time employees with consultants with various expertise. The Company began the year with 25 full-time employees (FTEs) and ended the year on December 31, 2025 with 105 FTEs due to adding 83 FTEs through the acquisition of Advent and terminating 3 FTEs. As in the past, the Company relied upon specialists in the areas of manufacturing, construction and construction management, clinical trial management, data validation and analysis, scientific advisory, regulatory advisory, legal, financial accounting and tax, and information technology. For the Company’s international operations in the UK, the Company relies on a contracted workforce. To attract and retain talent, the Company offers a competitive pay and benefits package.

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

Management has determined and our independent auditors have indicated in their report on our December 31, 2025 financial statements that there is substantial doubt about our ability to continue as a going concern. We have received such a “going concern” opinion each of the preceding years for more than a decade. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation.

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

As of December 31, 2025, we had a total of 105 full-time employees. Of this group, only three employees are considered Management. Additional personnel are retained on a consulting or contractor basis. Many biotech companies would typically have a larger number of employees by the time they reach late-stage clinical trials. Such trials and other programs require extensive management capabilities, activities and skill sets, including scientific, medical, regulatory (for FDA and foreign regulatory counterparts), manufacturing, distribution and logistics, site management, reimbursement, business, financial, legal, public relations outreach to both the patient community and physician community, intellectual property, administrative, regulatory (SEC), investor relations and other resources.

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

We rely at present on one manufacturing facility in Sawston UK. As a result, we may be at risk for issues with capacity limitations and/or supply disruptions. We may need to engage contract manufacturers for additional capacity and/or back-up or replacement in the event of problems with the Sawston facility. As a result, we may be at risk for issues with manufacturing agreements and/or issues with product equivalency.

Until our acquisition of Advent BioServices, we relied upon specialized contract manufacturers, operating in specialized GMP (clean room) manufacturing facilities, to produce all of our DCVax products. We have worked with several such manufacturers, in several different locations, during various periods of our clinical trials and our compassionate treatment programs, including Advent BioServices (prior to its acquisition by the Company), Cognate BioServices and the Fraunhofer Institute.

Following our acquisition of Advent, we have operational control and oversight of the manufacturing and related activities at the manufacturing facility in Sawston, UK. We may not manage or oversee the operations effectively. As a result, we may be at risk for issues with capacity limitations and/or supply disruptions. Although we currently expect all essential personnel in Advent to stay onboard and continue the operations, we may be at risk for loss of some key personnel. As a result, we may be at risk for impairment or disruption of the operations in the Sawston, UK facility.

Our intention is for the Sawston, U.K. facility to manufacture DCVax products for both the UK and other regions. However, this may not turn out to be feasible, for regulatory, operational and/or logistical reasons. It is also unclear whether or how Brexit will affect or interfere with these plans in regard to Europe.

Problems with the manufacturing facilities, processes or operations at our Sawston facility could result in a failure to produce, or a delay in producing adequate supplies of our DCVax product candidates, as the Sawston facility is currently the only GMP facility manufacturing the Company’s products. A number of factors could cause interruptions or delays, including the inability of a supplier to provide raw materials, equipment malfunctions or failures, damage to a facility due to natural disasters or otherwise, changes in FDA, U.K. or European regulatory requirements or standards that require modifications to our manufacturing processes, action by the FDA, U.K. or European regulators, or by us that results in the halting or slowdown of production of components or finished products due to regulatory issues, our Sawston facility failing to produce product asneeded, insufficient technical personnel and/or specialized facilities to produce sufficient products, and/or other factors. If it is necessary or desirable to change our facility design and development arrangements or our manufacturing arrangements, that could involve increased facility costs and/or increased costs related to manufacturing of our products and could result in delays in our programs or applications for various regulatory approvals.

In the event of problems with our Sawston facility, it may be necessary for us to enter into new agreements for production in any locations, as contract services or otherwise. We may encounter difficulties reaching such agreements, or the terms of such agreements may not be favorable. In addition, after such contracts are in place, the third-party contractors may have capacity limitations and/or supply disruptions, and as a client we may not be able to prevent such limitations or disruptions, and not be able to control or mitigate the impact on our programs. A number of factors could also cause possible issues about the equivalency of DCVax product produced in different facilities or locations, which could make it necessary for us to perform additional studies and incur additional costs and delays. Because manufacturing processes for our DCVax product candidates are highly complex, require specialized facilities (dedicated exclusively to DCVax production) and personnel that are not widely available in the industry, involve equipment and training with long lead times, and are subject to lengthy regulatory approval processes, alternative qualified production capacity may not be available on a timely basis or at all.

Difficulties, delays or interruptions in the manufacturing and supply and delivery of our DCVax product candidates could require us to stop treating patients commercially if our product candidates are approved for sale, to stop enrolling new patients into clinical trials, and/or require us to stop the trials or other programs, stop the treatment of patients in the trials or other programs, increase our costs, damage our reputation and, if our product candidates are approved for sale, cause us to lose revenue or market share if we are unable to timely meet market demands.

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

We rely on third parties to assist us, on a contract services basis, in managing and monitoring all of our clinical trials as well as the collection, confirmation and analysis of the trial data. We do not have experience conducting late-stage clinical trials, or collecting, validating and analyzing trial data by ourselves without third party service firms, nor do we have experience in supervising such third parties in managing late - stage, multi-hundred patient clinical trials, and collecting, validating and analyzing the data, other than in our current Phase III trial for GBM. Our lack of experience and/or our reliance on these third-party service firms may result in delays or failure to complete these trials and/or the data collection, validation and analysis successfully or on time. If the third parties fail to perform, we may not be able to find sufficient alternative suppliers of those services in a reasonable time period, or on commercially reasonable terms, if at all.

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

Our DCVax product candidates consist of living human immune cells. Such products are entirely different from chemical or biologic drugs, and require different handling, distribution and delivery than chemical or biologic drugs. One crucial difference is that the biomaterial ingredients (immune cells and tumor tissue) from which we make DCVax products and the finished DCVax products themselves are subject to time constraints in shipping and handling. The biomaterial ingredients come from the medical centers to the manufacturing facility fresh and not frozen; and must arrive within a certain window of time and in usable condition. Performance failures by the medical center or the courier company can result in biomaterials that are not usable, in which case it may not be possible to make DCVax product for the patient involved. The finished DCVax products are frozen and must remain frozen throughout the process of distribution and delivery to the medical center or physician’s office, until the time of administration to the patient, and cannot be handled at room temperature until then or their viability will be lost. In addition, our DCVax product candidates are personalized and they involve ongoing treatment cycles over several years for each patient. Each product shipment for each patient must be tracked and managed individually. For all of these reasons, among others, we will not be able to simply use the distribution networks and processes that already exist for conventional drugs. It may take time for shipping companies, hospitals, pharmacies and physicians to adapt to the requirements for handling, distribution and delivery of these products, which may adversely affect our commercialization.

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

As of December 31, 2025, we had 58 issued patents, including European validations, and 50 pending patent applications worldwide relating to some of our product candidates and related matters such as manufacturing processes. The issued patents expire at various dates from 2026 to 2036. Our issued patents may be challenged, and such challenges may result in reductions in scope, cancellations or invalidations. Our pending patent applications may not result in issued patents. Moreover, our patents and patent applications do not cover all of our product candidates, and may not be sufficient to prevent others from using substantially similar technologies or from developing competing products. We also face the risk that others may independently develop similar or alternative technologies, or design around our patented technologies. As a result, no assurance can be given that any of our pending or future patent applications will be granted, that the scope of any patent protection currently granted or that may be granted in the future will exclude competitors or provide us with competitive advantages, that any of the patents that have been or may be issued to us will be held valid if subsequently challenged, or that other parties will not claim rights to or ownership of our patents or other proprietary rights that we hold.

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

Sales of a substantial number of shares of our common stock in the public market could cause the market price of our common stock to decline. A substantial majority of the outstanding shares of our common stock are freely tradable without restriction or further registration under the Securities Act. As of December 31, 2025, 1,567.4 million shares of our common stock are issued and 1,555.4 million shares of our common stock are outstanding. In addition, as of December 31, 2025, 0.4 million shares of our common stock are issuable upon exercise of outstanding warrants, and 95 million shares of our common stock are issuable upon exercise of outstanding options.

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

Since that time, the parties have been engaged in fact discovery, including both document production and answers to Interrogatory questions. The current fact discovery deadline is August 28, 2026. The Court has not set a trial date.

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

During the mediation process, the Plaintiff filed an amended complaint (filed publicly on October 14, 2025), as directed by the Court in an Order dated February 14, 2025. The claims set forth in the amended complaint are also covered and resolved by the settlement.

The parties to the Delaware Action filed the definitive settlement documentation with the court in December 2025. The Plaintiff applied to the Court for an award of approximately $1.6 million in attorneys’ fees and expenses, which the Company and its insurers did not oppose. In March 2026, the court approved the settlement, approved the Plaintiff’s request for fees and expenses, directed the parties to implement the settlement, and dismissed the Delaware Action with prejudice. Under the terms of the settlement, the cash payment to the Company from the Company’s insurers is not to be used for any payment of a fee award. It is currently anticipated that the fee award will be paid separately by the Company’s insurers.

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

As of March 31, 2026, there were approximately 46,500 holders of record of our common stock. Such holders may include any broker or clearing agencies as holders of record, and in such cases exclude the individual stockholders whose shares are held by such brokers or clearing agencies.

Dividends

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all future earnings, if any, to fund the ongoing development and growth of our business. We do not currently anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the year ended December 31, 2025, the Company issued the following equity securities pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, or the provisions of Rule 506 of Regulation D promulgated under the Securities Act. Except as set forth in such note, the Company did not utilize an underwriter or a placement agent for any of these offerings of its securities. The proceeds were used for general corporate purposes.

During the year ended December 31, 2025, the Company converted approximately 189,000 shares of Series C Shares to 4.7 million common shares.

During the year ended December 31, 2025, the Company issued 150,000 shares of common Shares at fair value of $39,000 to a consultant for services provided.

During the year ended December 31, 2025, the Company received approximately $23,000 cash from the exercise of outstanding warrants with a weighted average exercise price of $0.22 per share. The Company issued approximately 104,000 shares of common stock upon these warrant exercises.

During the year ended December 31, 2025, the Company issued approximately 96.7 million shares of common stock with a fair value of $25.9 million to certain Note Payable lenders in lieu of cash payments of $19.7 million of debt, including $1.8 million of accrued interest, and settled $1.5 million true-up provision.

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

The following Management’s Discussion and Analysis provides a historical and prospective narrative on the Company’s financial condition, and results of operations for the year ended December 31, 2025 as compared to the year ended December 31, 2024.

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

During 2025, the Company continued its progress on multiple fronts, including the following:

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

Management Change. The Company’s Senior Vice President and General Counsel passed away unexpectedly. Other Company personnel took on new and/or additional roles in his place.

Advent Acquisition. On October 24, 2025, the Company completed its acquisition of Advent BioServices Ltd. (Advent). Advent then became a wholly owned subsidiary of the Company. The Company believes the acquisition will facilitate efficiencies and scale-up of its manufacturing capacity.

UK Clinics. The Company pursued clinic arrangements or collaborations in the UK to secure dedicated leukapheresis capacity, including potential in-house operations. Leukapheresis procedures are required to obtain the immune cells for DCVax products and there is a general shortage of capacity in the UK.

Secondary Manufacturing. The Company has identified a collaboration that could potentially lead to a second source of capacity for DCVax production.  If the second source is needed, the Company anticipates that it could be brought online with significant cost savings. The Company is pursuing planning discussions with this party.

Development of the Sawston, UK Facility. The Company and developed the design and engineering for an initial Grade C lab in the Sawston facility which is anticipated to add double the manufacturing capacity of the two existing Grade B labs combined (thereby tripling the current capacity). Contractors began onsite construction-related activities. Advent recruited substantial additional manufacturing personnel and began their DCVax-specific training, which typically takes about six months. Advent also continued working to source key equipment required for the C lab while seeking ways to mitigate the high costs and 10-12 month procurement backlogs to purchase such equipment new. The Company purchased two major pieces of such equipment which cost nearly $1 million each when purchased new, and the Company is considering purchasing additional key equipment that Advent has found.

Manufacturing in the US. The Company evaluated facilities in multiple states for establishment of GMP manufacturing in the US, both for technologies in-licensed from the University of Pittsburgh and Roswell Park Cancer Center and for DCVax products. The Company finalized its selections and undertook contract negotiations. The negotiations continued through year-end and into the new year. In parallel, the Company continued the hiring process for personnel with the special types of expertise and prior experience, reviewing over 80 candidates in the process during the fourth quarter and preparing an additional recruitment process for the new year.

Potential Compassionate Use Programs in the US. The Company continues to receive an ongoing stream of patient requests for compassionate use of DCVax therapies for a variety of cancers. The Company has previously treated compassionate use cases involving a variety of solid tumor cancers with its DCVax therapies. The Company believes that those compassionate use cases have been helpful for the patients involved, and have also generated useful real world experience and data. The Company continued to explore the potential for expanded access/compassionate use in the US, particularly under state laws. Over a dozen states have enacted expanded compassionate use legislation, and expanded access programs are also possible at the federal level. The Company continued pursing multiple potential hospital or clinic arrangements for such programs.

DCVax-Direct Program. A 2-year program of technology transfer to the Company’s Sawston, UK facility and further development of the DCVax-Direct technology there was completed in 2025. Another version of the DCVax-Direct technology was developed using similar biologic components to provide flexibility for the program to proceed despite periods of worldwide shortages of a biologic component in the original technology. The Company also developed new DCVax-Direct clinical trial plans to supersede the clinical trials plans for which the IND packages were previously being developed, in order to take account of developments in the field. The manufacturing and product-related portions of the IND packages were completed. The Company determined the initial cancer indications to be addressed in the new clinical trials, and worked with leading clinicians in the US and UK to develop the protocol. The Company continued its analyses of additional treatment elements to potentially include in the trials from among the in-licensed technologies as described below.

Enhanced DCVax Products. The Company continued its internal testing of certain immune booster agents that it has identified and/or in-licensed, to identify the most useful booster agent(s) and combination(s) of agents for enhanced DCVax products. The Company made its first public presentation about this at a scientific conference at the NY Academy of Sciences. The internal research and testing has continued to progress since then, and the Company anticipates making further presentations. The Company is in discussions with clinicians about which version(s) of enhanced DCVax products should be selected and for which cancers for the initial clinical trials.

Clinical Trials With In-Licensed Technologies. The Company has continued working with Dr. Kalinski to develop arrangements for clinical trials of his dendritic cell (DC) technologies that have been in-licensed. Certain program changes were necessitated by Dr. Kalinski’s move back from Roswell Park Cancer Center to the University of Pittsburgh, where he had previously been for many years, and necessitated by certain investigators for the planned trials also moving institutions. US manufacturing arrangements are being developed as described above to supply the products for these trials. The potential trial plans under development include both trials built around DC products manufactured ex vivo and trials targeting in vivo mobilization of endogenous DCs using only certain biologics, which are part of the in-licensed portfolios of Dr. Kalinski’s technologies.

Litigation Progress. The Company’s litigation in New York against certain market makers reached a key milestone during 2025: the court’s decision on the defendants’ Motion to Dismiss the Company’s Complaint trying to prevent the case from proceeding. The court’s decision allowed the case to go forward into the long-awaited discovery period. The Company has been vigorously pursuing documents and information both from the defendants and from third parties. The Company also added counsel with substantial experience in market manipulation cases. The Company plans to continue pursuing its case vigorously. See Item 1, Legal Proceedings, above.

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

The Company accounts for the issuance of common stock purchase warrants issued in connection with the equity offerings in accordance with the provisions of ASC 815, Derivatives and Hedging (“ASC 815”). The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company accounts for certain common stock warrants outstanding as a liability at fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in its Consolidated Statements of Operations and Comprehensive Loss. The fair value of the warrants and convertible notes issued by the Company has been estimated using Monte Carlo simulation and or a Black Scholes model. The warrant liabilities are valued using Level 3 valuation inputs (see Note 4).

Derivative Financial Instruments

The Company has derivative financial instruments that are not hedges and do not qualify for hedge accounting. Changes in the fair value of these instruments are recorded in other income (expense), on a net basis in the Consolidated Statements of Operations and Comprehensive Loss.

The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As a result of entering into a convertible debt instrument (see Note 9) for which such instrument contained a variable conversion feature with no floor price, the Company has adopted a sequencing policy as described below within Note 3 in accordance with ASC 815-40-35-12 “Derivatives and Hedging” (provides comprehensive guidance on derivative and hedging transactions) whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors.

Business Combination

The Company allocates the fair value of the purchase consideration of a business acquisition to tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair values of assets acquired and liabilities assumed is recognized as goodwill. To the extent the fair value of net assets acquired, including identified intangible assets, exceeds the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed from contingencies are also recognized at fair value if the fair value can be determined during the measurement period, which is no more than one year from the acquisition date. Results of operations of an acquired business are included in the consolidated statement of operations from the date of acquisition.

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

As of December 31, 2025 and 2024, the undiscounted net future cash flows of the U.K. property were greater than the carrying value. Therefore, no impairment loss was considered necessary.

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

Convertible Notes under Fair Value Option

The Company accounts for certain convertible notes issued on an instrument-by-instrument basis under the fair value option (“FVO”) election of ASC Topic 825, Financial Instruments (“ASC 825”). The convertible notes accounted for under the FVO election are each debt host financial instruments containing embedded features wherein the entire financial instrument is initially measured at its issue-date estimated fair value and then subsequently remeasured at estimated fair value on a recurring basis at each reporting period date. Changes in the estimated fair value of the convertible notes are recorded as a component of Other (expense) income in the consolidated statements of operations, except that the change in estimated fair value attributable to a change in the instrument-specific credit risks is recognized as a component of other comprehensive income. As a result of electing the FVO, issuance costs related to the convertible notes are expensed as incurred.

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

Recently Adopted Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company adopted ASU 2023-09 for the year ended December 31, 2025, and applied the new disclosure requirements retrospectively to the all periods presented. Prior period disclosures have been adjusted to reflect the new disclosure requirements. See Note 15, “Income Taxes,” for further detail.

Recently Issued Accounting Standards Not Yet Adopted

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

In September 2025, the FASB issued ASU 2025-07. This update clarifies the application of derivative accounting to certain contracts and refines the guidance for share-based noncash consideration received from customers. Specifically, ASU 2025-07 introduces a scope exception for contracts that are not exchange-traded and whose underlying is tied to operations or activities specific to one party. It also clarifies that share-based noncash consideration from a customer should initially be accounted for under Topic 606 until the right to receive or retain such consideration becomes unconditional, at which point financial instruments guidance may apply. The effective date for the standard is for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2025-07 should be applied either prospectively or by utilizing a modified retrospective approach. The Company is currently assessing the impact on the Company’s consolidated financial statements and disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This update clarifies interim disclosure requirements and centralizes such requirements within Topic 270. Among other changes, ASU 2025-11 introduces a disclosure principle requiring entities to provide information about significant events or changes since the end of the last annual reporting period that have a material impact, clarifies when duplicative annual disclosures may be omitted from interim reports, and aligns interim reporting requirements with applicable SEC guidance for registrants. This guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in ASU 2025-11 should be applied prospectively. The Company is currently assessing the impact on the Company’s consolidated financial statements and disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. This update addresses shareholder suggestions on the Accounting Standards Codification and makes other incremental improvements to U.S. GAAP. The amendments make codification updates to a broad range of topics arising from technical corrections, unintended application of the codification, clarifications and other minor improvements. This guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within those annual periods. Early adoption is permitted and may be elected on an issue-by-issue basis. The amendments in ASU 2025-12 are to be applied prospectively. The Company is currently assessing the impact on the Company’s consolidated financial statements and disclosures.

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

For the Years Ended December 31, 2025 and, 2024

We recognized a net loss of $60.2 million and $83.8 million for the years ended December 31, 2025 and 2024, respectively.

Net cash used in operations was $44.8 million and $57.0 million for the years ended December 31, 2025 and 2024, respectively.

Research and development expense

For the years ended December 31, 2025 and 2024, research and development expense were $28.8 million and $34.9 million, respectively. The decrease in 2025 was primarily related to the decrease in stock-based compensation, the costs related to the MAA application at the MHRA and the acquisition of Advent in the 4th quarter in 2025.

General and Administrative Expense

General and administrative expenses were $32.5 million and $33.0 million for the years ended December 31, 2025 and 2024, respectively.

The decrease was mainly related to a reduction in D&O insurance premium, scientific conference expenses and stock-based compensation. The decreases were offset by an increase in legal expenses.

Change in Fair Value of Derivatives

We recognized a non-cash loss of $0.2 million and a non-cash gain of $0.4 million for the years ended December 31, 2025 and 2024, respectively. The fluctuations were mainly due to the movement of our stock price.

Change in Fair Value of Share Payable

We recognized non-cash loss of $0.4 million and a non-cash gain of $16,000 from the change in fair value of share payable during the year ended December 31, 2025 and 2024, respectively. The fluctuations were mainly due to the movement of our stock price.

Change in Fair Value of Convertible Notes

We recognized non-cash gain of $25.6 million and $7.7 million from the change in fair value of the convertible notes during the year ended December 31, 2025 and 2024, respectively. The non-cash gains resulted from the decrease of the Company’s stock price. The increase in the non-cash gains in 2025 was attributable to a change in certain assumptions used in the valuation of the convertible notes.

Debt Extinguishment

We recognized approximately $17.4 million and $14.4 million debt extinguishment loss during the year ended December 31, 2025 and 2024, respectively, from debt redemptions and debt amendments. The increase during the year ended December 31, 2025 compared to the year ended December 31, 2024 was mainly due to multiple amendments on the existing convertible notes.

Loss from Issuance of Debt

We recognized approximately $4.7 million and $0.8 million loss from issuance of certain convertible notes, which we elected to account for under the FVO during the year ended December 31, 2025 and 2024, respectively. The loss was calculated as the difference between the principal amount and the fair value of these convertible notes.

Loss from warrant modification

During the year ended December 31, 2024, we recognized a $0.8 million loss from warrant modifications related to an amendment to certain warrants that were liability classified and such amendment was in conjunction with an equity offering.

Interest expense

During the years ended December 31, 2025 and 2024, we recorded interest expense of $8.7 million and $7.8 million, respectively. The increase in interest expense in 2025 was mainly related to an increase of outstanding debt balance.

Foreign currency transaction gain (loss)

During the years ended December 31, 2025 and 2024, we recognized foreign currency transaction gain of $4.9 million and a loss of $1.5 million, respectively. The gain was due to the strengthening of British pound sterling relative to the U.S. dollar and vice versa for the loss.

Liquidity and Capital Resources

We have experienced recurring losses from operations since inception. We have not yet established an ongoing source of revenue and must cover our operating expenses through debt and equity financings to allow us to continue as a going concern. Our ability to continue as a going concern depends on the ability to obtain adequate capital to fund operating losses until we generate adequate cash flows from operations to fund our operating costs and obligations. If we are unable to obtain adequate capital, we could be forced to cease operations.

We depend upon our ability, and will continue to attempt to secure equity and/or debt financing. We cannot be certain that additional funding will be available on acceptable terms, or at all. Our management determined that there was substantial doubt about our ability to continue as a going concern within one year after the consolidated financial statements were issued, and management’s concerns about our ability to continue as a going concern within the year following this report persist.

Contingent Contractual Payment

The following table summarizes our contractual obligations as of December 31, 2025 (in thousands):

	Payment Due by Period
		Less than	1 to 2	3 to 5
	Total	1 Year	Years	Years
Short term convertible notes payable (1)
6% unsecured	$267	$267	$—	$—
8% unsecured	515	515	—	—
Short term convertible notes payable at fair value (2)
0% unsecured	5,250	5,250	—	—
11% unsecured	31,501	31,501	—	—
12% unsecured	5,844	5,844	—	—
Short term notes payable (3)
0% unsecured	2,140	2,140	—	—
8% unsecured	7,307	7,307	—	—
12% unsecured	1,176	1,176	—	—
Long term convertible notes payable (1)
11% unsecured	330	330	—	—
Long term convertible notes payable at fair value (2)
11% unsecured	5,408	—	5,408	—
Long term notes payable (4)
8% unsecured	14,640	—	14,640	—
Operating leases (5)	3,716	916	700	2,100
Total	$78,094	$55,246	$20,748	$2,100
(1)	The obligations related to our outstanding convertible notes were approximately $1.1 million as of December 31, 2025, which included remaining contractual unpaid interest of $0.1 million.
(2)	The obligations related to certain convertible notes at fair value were approximately $48 million as of December 31, 2025, which included remaining contractual unpaid interest of $5.2 million.
(3)	The obligations related to short-term notes were approximately $10.6 million as of December 31, 2025, which included unpaid interest of $1 million.
(4)	The obligations related to long-term notes were approximately $14.6 million as of December 31, 2025, which included unpaid interest for the next two years of approximately $1.4 million.
(5)	The operating lease obligations during the next two years included approximately $0.2 million for our offices in Maryland. Approximately £1.1 million ($1.4 million) in lease obligations during the next two years and approximately £1.7 million ($2.1 million) for the next three to five years related to the Vision Centre in the U.K. that we leased back in December 2018.

Operating Activities

We used $44.8 million and $57.0 million in cash for operating activities during the years ended December 31, 2025 and 2024, respectively. The decrease in cash used in operating activities was primarily attributable to lower payments for clinical trial related expenditures, insurance costs and certain consulting expenditures.

Investing Activities

We spent approximately $1.8 million and $1.0 million in cash for purchases of equipment in the U.K. and the build-out of our facility in Sawston, U.K. during the years ended December 31, 2025 and 2024, respectively. We also provided a short-term loan of approximately $0.3 million to an unrelated third party in the U.K. in connection with certain clinic facilities.

Financing Activities

We received approximately $8.2 million cash from issuances of 0.8 million shares of Series C convertible preferred stock during the years ended December 31, 2024.

We received approximately $19.3 million and $14.2 million from issuances of common stock during the year ended December 31, 2025 and 2024, respectively.

We received approximately $23,000 and $1.5 million of cash proceeds from the exercise of warrants and options during the years ended December 31, 2025 and 2024, respectively.

We received approximately $12.0 million and $14.0 million in cash proceeds from the issuance of multiple notes payable during the years ended December 31, 2025 and 2024, respectively.

We received approximately $19.3 million and $20.0 million cash proceeds from issuance of convertible notes payable to individual lenders during the year ended December 31, 2025 and 2024, respectively.

We received $50,000 from issuance of non-dilutive funding agreements during the year ended December 31, 2024.

We received $0.2 million from investor advance during the year ended December 31, 2024.

We made aggregate debt payments of $1.3 million and $1.4 million during the years ended December 31, 2025 and 2024, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited consolidated financial statements as of December 31, 2025 and 2024 and for the fiscal years ended December 31, 2025 and 2024, begins on page F-1 of this Annual Report on Form 10-K.

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

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer and Principal Financial and Accounting Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. In making this assessment, the Company’s management used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Our management concluded that as of December 31, 2025, our disclosure controls and procedures were effective.

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

Management of the Company, including our CEO and Principal Financial and Accounting Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025.

In accordance with SEC staff interpretative guidance for newly acquired businesses, companies are allowed to exclude certain acquisitions from the assessment of internal control over financial reporting during the first year after completion of an acquisition while integrating the acquired company. Consistent with this guidance, management’s evaluation of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of Advent BioServices, Ltd (“Advent”) , which was acquired on October 24, 2025, whose financial statements constitute approximately 4.9 % and 15.9% of total assets (excluding acquired intangible assets) and revenue, respectively of the consolidated financial statement amounts as of and for the year ended December 31, 2025. This acquisition is discussed in Note 5, “Business Combination” of the Notes to Consolidated Financial Statements in Part II, Item 8, Financial Statements and Supplementary Data. The Company will include the Acquisition in the assessment of the effectiveness of internal control over financial reporting by year end 2026.

Based on this assessment, we determined that we have effectively designed and implemented, consistently performed, and tested the functioning of these controls. Accordingly, we concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

Attestation Report on Internal Control over Financial Reporting

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm because we qualified as a “smaller reporting company and non-accelerated filer.”

Changes in Internal Control Over Financial Reporting

We acquired Advent on October 24, 2025, and the addition of Advent’s financial systems and processes represent a change in our internal controls over financial reporting. There have been no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

Name	Age	Position
Linda F. Powers	70	Class III Director, Chairperson, President and Chief Executive Officer, Chief Financial and Accounting Officer
J. Cofer Black	75	Class I Director
Dr. Alton L. Boynton	81	Class I Director, Chief Scientific Officer
Pat Sarma	80	Class II Director
Dr. Navid Malik	56	Class III Director

Director Biographies

Linda F. Powers.   Ms. Powers has served as the Chairperson of our Board of Directors since her appointment on May 17, 2007, Chief Executive Officer and President since June 8, 2011 and Chief Financial and Accounting Officer since June 8, 2020. Ms. Powers was last elected by stockholders at the annual meeting of stockholders in 2022. Ms. Powers served as a managing director of Toucan Capital Fund II from 2001 to 2010, and Toucan Capital Fund III from 2010 to 2018. She also has over 20 years’ experience in corporate finance and restructurings, mergers and acquisitions, joint ventures and intellectual property licensing. Ms. Powers was previously a Board member of the Rosalind Franklin Society and M2GEN (an affiliate of Moffitt Cancer Center). She was the Chair of the Maryland Stem Cell Research Commission for the first two years of the state’s stem cell funding program, and has served an additional 15 years on the Commission. Ms. Powers served for several years on a Steering Committee of the National Academy of Sciences, evaluating government research funding, and was appointed to three Governors’ commissions created to determine how to build the respective states’ biotech and other high-tech industries. For more than six years, Ms. Powers taught an annual internal course at the National Institutes of Health for the bench scientists and technology transfer personnel on the development and commercialization of medical products. Ms. Powers serves on the boards of several private biotechnology companies. Ms. Powers holds a B.A. from Princeton University, where she graduated magna cum laude and Phi Beta Kappa. She also earned a J.D., magna cum laude, from Harvard Law School. We believe Ms. Powers’ background and experience make her well qualified to serve as a Director.

J. Cofer Black.   Ambassador Black was appointed to the Board of Directors in January 2016 and was last elected by stockholders at the 2024 annual meeting of stockholders. Ambassador Black is an internationally renowned U.S. government leader and expert in cybersecurity, counterterrorism and national security. In addition to serving on company and bank boards, he presently serves as an independent consultant. Between 2009 and 2016, he served as Vice President for Global Operations at Blackbird Raytheon Technologies, a division of Raytheon Company, a NYSE-listed security company. From 2004 until 2008, he provided strategic guidance and business development as Vice Chairman of Blackwater Worldwide and as Chairman of Total Intelligence Solutions. During 2002 – 2005, he was appointed by the President of the United States to serve as the Ambassador, Coordinator for Counterterrorism, reporting directly to the Secretary of State for developing, coordinating and implementing American counterterrorism policy. Prior to his role as Ambassador, he served a 28-year career in the Central Intelligence Agency, reaching Senior Intelligence Service (SIS-4) level as Director, Counterterrorist Center (D/CTC), where he managed 1,300 professional personnel and an annual operational budget of more than one billion dollars. Ambassador Black is experienced representing the United States at the Head of State level, managing media as a diplomatic spokesperson and in public speaking as keynote speaker both as a senior U.S. Government official and business leader. Ambassador Black has received numerous awards and recognitions throughout his career, including the Distinguished Intelligence Medal (the CIA’s highest award for achievement). Ambassador Black received a B.A. in International Affairs from the University of Southern California in 1973 and an M.A. in International Affairs from the University of Southern California in 1974. We believe Ambassador Black’s background and experience in business management and information technology make him well qualified to serve as a Director.

Alton L. Boynton, Ph.D.   Dr. Boynton co-founded our Company, has served as our Chief Scientific Officer and a Director since our inception in 1998, was appointed our Chief Operating Officer in August 2001, was appointed President in May 2003, and served as Chief Executive Officer from June 2007 to June 2011. Dr. Boynton was last elected by stockholders at the 2024 annual meeting of stockholders. Prior to founding our Company, Dr. Boynton headed the Molecular Oncology research lab at the Pacific Northwest Research Foundation (the original foundation of Bill Hutchinson, from which the Fred Hutchinson Cancer Center was spun off). Dr. Boynton also served as Director of the Department of Molecular Medicine of Northwest Hospital from 1995 to 2003 where he coordinated the establishment of a program centered on carcinogenesis. Prior to joining Northwest Hospital, Dr. Boynton was Associate Director of the Cancer Research Center of Hawaii, The University of Hawaii, where he also held the positions of Director of Molecular Oncology of the Cancer Research Center and Professor of Genetics and Molecular Biology. Dr. Boynton received his Ph.D. in Radiation Biology from the University of Iowa in 1972. We believe Dr. Boynton’s background and experience make him well qualified to serve as a Director.

Pat Sarma.   Mr. Sarma was appointed to the Board of Directors in March 2024 and was last elected by stockholders at the 2025 annual meeting of stockholders. Mr. Sarma brings decades of experience as a business executive and as a venture capital investor. One of the companies he founded and built was American Megatrends Inc. (AMI), which developed hardware, software and firmware components of PC-based systems. AMI developed the AMIBIOS firmware program for IBM-PC compatibility. The BIOS (Basic Input Output System) is the heart of PC-compatibility and all application programs access the BIOS in reading from or writing to peripheral units such as drives, keyboards, mouse, etc. AMI also developed, among other software, the AMI RAID Controller and Management software that was the fastest performer in the industry during the 1990’s and early 2000’s. Mr. Sarma’s interests in AMI were acquired in 2001, and thereafter he became a venture capital investor in the private equity markets. He was an owner for a number of years of the N.J. Devils team in the National Hockey League, and has invested in a diverse range of industries including medical and environmental companies. Mr. Sarma received a Master’s Degree in Industrial Engineering and Operations Research from Georgia Tech and a Bachelor’s Degree in Mechanical Engineering from the University of Madras. We believe that Mr. Sarma’s background and experience make him well qualified to serve as a director.

Dr. Navid Malik. Dr. Malik was appointed to the Board of Directors in April 2012 and was last elected by stockholders at the annual meeting of stockholders in 2022. Dr. Malik is currently Chief Scientific Officer of London Growth Capital (LGC), an FCA regulated Investment Fund. He was previously Head of Research and an Executive Director at The Life Sciences Division, a UK Investment Bank. From January 2012 to December 2015, Dr. Malik was previously the Head of Life Sciences Research at Cenkos Securities Plc. in the U.K., an institutional stockbroking securities firm. From September 2011 through January 2012, Dr. Malik was the Head of Life Sciences Research at Sanlam (Merchant Securities), a global financial services firm. Dr. Malik was Partner and Head of Life Sciences at Matrix Investment Banking Division, Matrix Group, a financial services firm in London, from December 2008 through September 2011. Dr. Malik was a Senior Pharmaceuticals and Biotechnology Analyst at Wimmer Financial LLP from September 2008 through December 2008, and was the Senior Life Sciences Analyst at Collins Stewart Plc from January 2005 through September 2008. In 2011, Dr. Malik was awarded two StarMine Awards (awarded each year by Thomson Reuters and the Financial Times): Number One Stock Picker in the European Pharmaceutical Sector, and Number Two Stock Picker in the U.K. and Ireland Healthcare Sector. He has won a number of other awards for earnings accuracy. Dr. Malik holds a Ph.D. in Drug Delivery within Pharmaceutical Sciences, as well as degrees in Biomedical Sciences Research (M.Sc.) and Biochemistry and Physiology (B.Sc., joint honors). Dr. Malik also holds an MBA in finance from the City University Business School, London. Dr. Malik has led financings totaling $2 billion across approximately 200 transactions. We believe that Dr. Malik’s extensive experience in the life sciences fields and investment banking sector make him well qualified to serve as a Director.

EXECUTIVE OFFICERS

The following table sets forth information regarding the Company’s current executive officers.

Name	Age	Position
Linda F. Powers	70	Class III Director, Chairperson, President and Chief Executive Officer, Chief Financial and Accounting Officer

Dr. Alton L. Boynton	81	Class I Director, Chief Scientific Officer

Dr. Marnix L. Bosch	66	Chief Technical Officer

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

Compensation Committee

The Compensation Committee is responsible for determining the overall compensation levels of our executive officers and administering our equity compensation plans. The Compensation Committee currently consists of Dr. Malik, Ambassador Black and Mr. Sarma. Our

Board of Directors has determined that each member of the Compensation Committee is “independent” under the current listing standards of Nasdaq. The Compensation Committee acts under a written charter, which is posted on our website at www.nwbio.com/board-committee-charters/.

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

Information Regarding Meetings of the Board and Committees

The business of our Company is under the general oversight of our Board, as provided by the laws of Delaware and our bylaws. During 2025, the Board held 11 meetings and also conducted business by written consent. During 2025, the Audit Committee held 4 meetings and the Conflicts Committee held 1 meeting; and the Compensation Committee held 7 meetings. The Nominations Committee did not hold any meetings. Each person who was a director during 2025 attended at least 75% of the 11 Board meetings. We do not have a formal written policy with respect to Board members’ attendance at our annual meeting of stockholders. All five of our directors attended our last annual meeting of stockholders.

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

Recommendation of Director Candidates

The Nominations Committee is responsible for annually reviewing with the Board the requisite skills and criteria for prospective directors and the structure, size and composition of the Board as a whole. Although there are no set criteria considered by the Nominations Committee in evaluating potential director nominees, the committee does consider the skills and expertise that need to be represented on the Board, succession planning and the time commitments required of directors.

For a stockholder to submit a candidate for the consideration of the Nominations Committee, the stockholder must timely notify our corporate secretary at the address set forth under “Communication with the Board of Directors” below. To make such a recommendation in advance of next year’s annual meeting, a stockholder must provide written notification to our corporate secretary not less than 120 days nor more than 150 days in advance of the first anniversary of the date on which the proxy statement in connection with the previous year’s annual meeting was first mailed. However, if we do not hold an annual meeting or the date of such annual meeting has been changed by more than 30 days from the date first contemplated by the previous year’s proxy statement, we must receive the stockholder’s notice at least 80 days prior to the date on which we distribute the proxy statement with respect to the upcoming meeting.

The notice must include the information specified in our bylaws, including the following: (a) as to each proposed candidate, (i) such person’s exact name, (ii) such person’s age, principal occupation, business address and telephone number, and residence address and telephone number, (iii) the number of shares (if any) of each class of our capital stock owned directly or indirectly by each such nominee, and (iv) any other information concerning the nominee that must be disclosed as to nominees in proxy solicitations pursuant to Regulation 14A under the Exchange Act (including such person’s notarized written acceptance of such nomination, consent to being named in the proxy statement as a nominee and statement of intention to serve as a director if elected); and (b) as to the stockholder giving the notice, (i) the name and address, as they appear in our records, of such stockholder, (ii) such stockholder’s principal occupation, business address and telephone number, and residence address and telephone number, (iii) the class and number of our shares which are held of record or beneficially owned by such stockholder, and (iv) the dates upon which such stockholder acquired such shares of stock and documentary support for any claims of beneficial ownership. In addition, notices must include a description of all arrangements or understandings between the stockholder giving the notice and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by such stockholder.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information concerning compensation paid to or accrued for our executive officers, referred to as our Named Executive Officers (NEOs), during the years ended December 31, 2025 and 2024.

						Option
		Salary		Bonus		Awards	Total
Name and Principal Position	Year	($)		($) *		($)	($)

Linda F. Powers	2025	$925,000		$—		$—	$925,000
Chairperson, President & Chief Executive Officer	2024	$925,000		$300,000	(1)	$—	$1,225,000

Leslie Goldman (2)	2025	$453,000	(3)	$—		$—	$453,000
Former Senior Vice President and General Counsel	2024	$725,000		$250,000	(4)	$—	$975,000

Marnix L. Bosch, Ph.D.	2025	$632,800	(5)	$—		$—	$632,800
Chief Technical Officer	2024	$453,600		$180,000	(6)	$—	$633,600

Alton L. Boynton, Ph.D.	2025	$375,000		$—		$—	$375,000
Chief Scientific Officer and Secretary	2024	$375,000		$50,000	(7)	$—	$425,000

* The Company plans to award performance bonuses for NEOs for 2025, but these bonuses have not yet been determined.

(1)	This 2024 bonus for Ms. Powers has been approved but only a portion of it has been paid to date.
(2)	Mr. Goldman passed away on August 18, 2025. The Company greatly appreciates Mr. Goldman’s many years of intensive work on behalf of the Company, its stockholders and cancer patients.
(3)	This represents compensation between January 1, 2025 and August 18, 2025.
(4)	This 2024 bonus for Mr. Goldman has been approved but has not been paid.
(5)	Dr. Bosch was relocated to our subsidiary in Netherlands effective August 1, 2019. His current annual salary is 560,000 euros, which is equivalent to approximately $633,000, and his 2024 annual salary was 420,000 euros, which was equivalent to approximately $454,000. Dr. Bosch’s compensation is paid in Euros and therefore varies based on the exchange rate. The compensation amounts paid to Dr. Bosch presented in the table above are determined by multiplying the amount of euros paid by the average exchange rate of $1.14 per euro and $1.08 per euro for fiscal 2025 and 2024, respectively.
(6)	This 2024 bonus for Dr. Bosch has been approved but only a portion of it has been paid to date.
(7)	This 2024 bonus for Dr. Boynton has been approved but only a portion of it has been paid to date.

Outstanding Equity Awards at Fiscal Year-End

The following table shows outstanding stock option awards classified as exercisable and un-exercisable as of December 31, 2025:

	Securities Underlying Unexercised Option Awards
	Number of		Number of	Option
	Unexercised		Unexercised	Exercise	Option
	Options (#)		Options	Price	Expiration
Name and Principal Position	Exercisable (1)		(#) Unexercisable	($)	Date

Linda F. Powers	39,200,000	(2)	—	$0.23	5/28/2028
Chairperson, President & Chief Executive Officer,	10,770,429	(3)	—	$0.35	7/2/2030
Chief Financial and Accounting Officer	32,558,724	(3)	—	$0.35	12/1/2030
	11,789,879	(4)	—	$0.55	9/2/2030

Leslie Goldman	24,500,000	(5)	—	$0.23	5/28/2028
Former Senior Vice President and General Counsel	6,731,518	(6)	—	$0.35	7/2/2030
	21,822,937	(6)	—	$0.35	12/1/2030
	5,894,939	(7)	—	$0.55	9/2/2030

Marnix Bosch	7,740,182	(8)	—	$0.25	6/13/2027
Chief Technical Officer	7,798,729	(9)	—	$0.35	7/2/2030
	16,630,726	(10)	—	$0.35	12/1/2030

Alton L. Boynton, Ph.D.	967,065	(11)	—	$0.23	8/31/2028
Chief Scientific Officer and Secretary	—	(12)	—	$0.35	7/2/2030
	—	(13)	—	$0.35	12/1/2030
(1)	Ms. Powers and Mr. Goldman are subject to a voluntary blocking agreement under which they cannot exercise any options, warrants or other derivative securities unless they provide the Company at least 61 days’ advance notice.
(2)	On May 28, 2018, we granted 39,200,000 stock options to Ms. Powers for service during a number of years. The options are exercisable at a price of $0.23 per share, and have a 10-year exercise period. 50% of the options vested on the grant date, and 50% vested over a 24-month period in equal monthly installments. Following entry into previous securities suspension agreements in 2021, Ms. Powers entered into a voluntary blocking agreement on an ongoing rolling basis with the Company under which Ms. Powers cannot exercise or convert any options, warrants or other derivative securities unless Ms. Powers provides the Company at least 61 days’ advance notice. As a result, such derivative securities are not considered “beneficially owned” within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended.
(3)	On July 2, 2020, we granted 10,770,429 stock options to Ms. Powers for service during multiple years. The options are exercisable at a price of $0.35 per share, and have a 10-year exercise period. Following entry into previous securities suspension agreements, in 2021 Ms. Powers entered into a voluntary blocking agreement with the Company under which Ms. Powers cannot exercise or convert any options, warrants or other derivative securities, unless Ms. Powers provides the Company at least 61 days’ advance notice. As a result, such derivative securities are not considered “beneficially owned” within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended.

On July 2, 2020, we granted 32,558,724 stock options to Ms. Powers for service during multiple years. These options were subject to certain vesting requirements which have been fulfilled. The options are exercisable at a price of $0.35 per share, and have a 10-year exercise period. Following entry into previous securities suspension agreements, in 2021, Ms. Powers entered into a voluntary blocking agreement on an ongoing rolling basis with the Company under which Ms. Powers cannot exercise or convert any options, warrants or other derivative securities, unless Ms. Powers provides the Company at least 61 days’ advance notice. As a result, such derivative securities are not considered “beneficially owned” within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended.

(4)	On September 2, 2020, we granted 11,789,879 stock options to Ms. Powers for service during multiple years. These options were subject to certain vesting requirements, which have been fulfilled. The options are exercisable at a price of $0.55 per share, and have a 10-year exercise period. Following entry into previous securities suspension agreements, in 2021, Ms. Powers entered into a voluntary blocking agreement on an ongoing rolling basis with the Company under which Ms. Powers cannot exercise or convert any options, warrants or other derivative securities, unless Ms. Powers provides the Company at least 61 days’ advance notice. As a result, such derivative securities are not considered “beneficially owned” within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended.
(5)	On May 28, 2018, we granted 24,500,000 stock options to Mr. Goldman for service during a number of years. The options are exercisable at a price of $0.23 per share, and have a 10-year exercise period. 50% of the options vested on the grant date, and 50% vested over a 24-month period in equal monthly installments thereafter. Following entry into previous securities suspension agreements, in 2021, Mr. Goldman entered into a voluntary blocking agreement on an ongoing rolling basis with the Company under which Mr. Goldman cannot exercise or convert any options, warrants or other derivative securities, unless Mr. Goldman provides the Company at least 61 days’ advance notice. As a result, such derivative securities are not considered “beneficially owned” within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended.
(6)	On July 2, 2020, we granted 6,731,518 stock options to Mr. Goldman for service during multiple years. The options are exercisable at a price of $0.35 per share, and have a 10-year exercise period. These options were fully vested upon grant. Following entry into previous securities suspension agreements, in 2021 Mr. Goldman entered into a voluntary blocking agreement on an ongoing rolling basis with the Company under which Mr. Goldman cannot exercise or convert any options, warrants or other derivative securities, unless Mr. Goldman provides the Company at least 61 days’ advance notice. As a result, such derivative securities are not considered “beneficially owned” within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended.

On July 2, 2020, we granted 21,822,937 stock options to Mr. Goldman for service during multiple years. The options are exercisable at a price of $0.35 per share, and have a 10-year exercise period. These options are subject to certain vesting requirements. Following entry into previous securities suspension agreements, in 2021 Mr. Goldman entered into a voluntary blocking agreement on an ongoing rolling basis with the Company under which Mr. Goldman cannot exercise or convert any options, warrants or other derivative securities, as applicable, to acquire shares of the Company’s common stock, unless Mr. Goldman provides the Company at least 61 days’ advance notice. As a result, such derivative securities are not considered “beneficially owned” within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended.

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

(7)	On September 2, 2020, we granted 5,894,939 stock options to Mr. Goldman for service during multiple years. These options were subject to certain vesting requirements, which have been fulfilled. The options are exercisable at a price of $0.55 per share, and have a 10-year exercise period. Following entry into previous securities suspension agreements, in 2021 Mr. Goldman entered into a voluntary blocking agreement on an ongoing rolling basis with the Company under which Mr. Goldman cannot exercise or convert any options, warrants or other derivative securities, unless Mr. Goldman provides the Company at least 61 days’ advance notice.
(8)	On June 13, 2017, we awarded 7,940,182 options to Dr. Bosch under the 2007 Stock Plan for service during multiple years. The options are exercisable at a price of $0.25 per share, and had a 5-year exercise period. 50% of the options vested on the grant date, and 50% vested over a 24-month period in equal monthly installments. On January 14, 2018, we extended the exercise period of the options from 5-year to 10-year. In 2021, Dr. Bosch entered into a securities suspension agreement with the Company that (i) suspended the exercisability of the vested options and (ii) made no changes to the other terms of such securities. The suspension agreement covered 20,429,456 options. The suspension agreement expired on January 12, 2023. Dr. Bosch did not enter into any blocker letter during 2024. In 2025 Dr. Bosch entered into a blocking agreement on an ongoing rolling basis with the Company under which Dr. Bosch cannot exercise or convert any options, warrants or other derivative securities unless shares are available and certain events have occurred. As a result, such derivative securities are not considered “beneficially owned” within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended.

On March 29, 2023, Dr. Bosch cashless exercised 200,000 options.

(9)	On July 2, 2020, we granted 10,798,729 stock options to Dr. Bosch for service during multiple years. The options are exercisable at a price of $0.35 per share, and have a 10-year exercise period. These options were fully vested upon grant. In 2025 Dr. Bosch entered into a voluntary blocking agreement on an ongoing rolling basis with the Company under which Dr. Bosch cannot exercise or convert any options, warrants or other derivative securities unless shares are available and certain events have occurred. As a result, such derivative securities are not considered “beneficially owned” within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended.

On August 9, 2024, Dr. Bosch assigned 3,000,000 options to his relatives for no consideration.

(10)	On July 2, 2020, we granted 16,630,726 stock options to Dr. Bosch for service during multiple years. The options are exercisable at a price of $0.35 per share, and have a 10-year exercise period. 50% of these options were vested on the grant date, with the remainder vesting in monthly installments over one year. Dr. Bosch did not enter into any blocker letter during 2024. In 2025 Dr. Bosch entered into a voluntary blocking agreement on an ongoing rolling basis with the Company under which Dr. Bosch cannot exercise or convert any options, warrants or other derivative securities unless shares are available and certain events have occurred. As a result, such derivative securities are not considered “beneficially owned” within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended.
(11)	On August 31, 2018, we granted 2,967,065 stock options to Dr. Boynton for service during several years. The options are exercisable at a price of $0.23 per share, and have a 10-year exercise period. 50% of the options vested on the grant date, and 50% vested over a 24-month period in equal monthly installments thereafter. Dr. Boynton entered into a securities suspension agreement with the Company that (i) suspended the exercisability of the vested options and (ii) made no changes to the other terms of such securities. The suspension agreement expired on January 12, 2023. Dr. Boynton received no consideration for entry into such arrangement.

On August 8, 2024, Dr. Boynton assigned 1,000,000 options to his relatives for no consideration. On August 28, 2024, Dr. Boynton assigned 1,000,000 options to his relatives for no consideration.

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

Option Exercises and Stock Vested

No options were vested during 2025 for any of our Named Executive Officers, and none were exercised by our Named Executive Officers.

Employment Agreements

The Company entered into employment agreements with each of Ms. Powers, Mr. Goldman and Dr. Bosch in 2011. The 2011 agreements have expired. The Company entered into a new employment agreement with Dr. Bosch, which is currently in effect. The Company plans to enter into a new employment agreement with Ms. Powers in due course.

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

In calculating the compensation actually paid amounts reflected in these columns, the fair value or change in fair value, as applicable, of the equity award adjustments included in such calculations were computed in accordance with FASB ASC Topic 718. The valuation assumptions used to calculate such fair values did not materially differ from those disclosed at the time of grant. During fiscal years 2025, 2024 and 2023, the PEO was Linda Powers, and the non-PEO NEOs were Les Goldman, Marnix Bosch and Alton Boynton.

					Value of Initial
			Average Summary		Fixed $100
	Summary		Compensation	Average	Investment Based
	Compensation	Compensation	Table Total for	Compensation	On Total
	Table Total for	Actually Paid to	Non-PEO	Actually Paid to	Shareholder	Net Loss
Year	PEO	PEO (1)	NEOs	Non-PEO NEOs (2)	Return (3)	(in thousands)
2025	$925,000	$925,000	$487,000	$487,000	$29	$(60,162)
2024	$1,225,000	$1,225,000	$678,000	$678,000	$35	$(83,778)
2023	$1,225,000	$1,225,000	$661,000	$661,000	$90	$(62,599)
(1)	The amounts listed as “compensation actually paid” have not, in fact, all been actually paid. The amounts listed include the PEO bonus for 2024 totaling $300,000, but only a portion has been paid. The amounts also include a bonus for 2023 of $300,000.

The following table sets forth the adjustments made to the SCT total for each year represented in the pay versus performance table to arrive at “compensation actually paid” to our PEO, as computed in accordance with Item 402(v) of Regulation S-K:

SCT Total to CAP Reconciliation	2025	2024	2023
SCT Total for PEO	$925,000	$1,225,000	$1,225,000
(Less): Aggregate value for stock awards and option awards included in SCT Total for the covered fiscal year	—	—	—
Outstanding and unvested awards:
Add: Fair value at year end of awards granted during the covered fiscal year that were outstanding and unvested at the covered fiscal year end	—	—	—
Add: Change in fair value as of fiscal year-end, compared to prior fiscal year-end, of awards granted in any prior fiscal year that are outstanding and unvested as of the end of the fiscal year	—	—	—
Awards granted and vesting in the same year:
Add: Vesting date fair value of awards granted and vested during the covered fiscal year	—	—	—
Awards vesting in current fiscal year but granted in prior fiscal year:
Add: Change in fair value as of vesting date, compared to prior fiscal year-end, of awards granted in any prior fiscal year for which all vesting conditions were satisfied at fiscal year-end or during the fiscal year	—	—	—
Compensation Actually Paid to PEO	$925,000	$1,225,000	$1,225,000
(2)	The amounts listed as “compensation actually paid” have not, in fact, all been actually paid. The amounts listed include the NEO bonuses for 2024 totaling $480,000 for Mr. Goldman, Dr. Bosch and Dr. Boynton that have been approved but of which only part has been paid. The amounts also included bonuses for 2023 totaling $480,000 for Mr. Goldman, Dr. Bosch and Dr. Boynton.

The following table sets forth the adjustments made to the SCT total for each year represented in the pay versus performance table to arrive at “compensation actually paid” to our Non-PEO NEOs, as computed in accordance with Item 402(v) of Regulation S-K:

SCT Total to CAP Reconciliation	2025	2024	2023
Average SCT Total for Non-PEO NEOs	$487,000	$678,000	$661,000
(Less): Aggregate value for stock awards and option awards included in SCT Total for the covered fiscal year	—	—	—
Outstanding and unvested awards:
Add: Fair value at year end of awards granted during the covered fiscal year that were outstanding and unvested at the covered fiscal year end	—	—	—
Add: Change in fair value as of fiscal year-end, compared to prior fiscal year-end, of awards granted in any prior fiscal year that are outstanding and unvested as of the end of the fiscal year	—	—	—
Awards granted and vesting in the same year:
Add: Vesting date fair value of awards granted and vested during the covered fiscal year	—	—	—
Awards vesting in current fiscal year but granted in prior fiscal year:
Add: Change in fair value as of vesting date, compared to prior fiscal year-end, of awards granted in any prior fiscal year for which all vesting conditions were satisfied at fiscal year-end or during the fiscal year	—	—	—
Compensation Actually Paid to Non-PEO NEOs	$487,000	$678,000	$661,000
(3)	The amounts reported represent the Total Shareholder Return for each applicable year calculated based on a fixed investment of $100 in the Company for the period starting December 31, 2022, through the end of the listed year on the same cumulative basis as is used in Item 201(e) of Regulation S-K. Historical stock performance is not necessarily indicative of future stock performance.

Relationship Between CAP Amounts and Performance Measures

The following charts show graphically the relationships over the past two years of the CAP Amounts for the PEO and the Other NEOs as compared to our (i) cumulative total shareholder return and (ii) net loss.

While the Compensation Committee makes executive compensation decisions in consideration of a variety of factors, including corporate and individual performance, the decisions of the Compensation Committee and Board of Directors in 2025, 2024 and 2023 were made independently of these.

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

During the year ended December 31, 2025, there were no equity grants made to our executive officers during any period beginning four business days before the filing of a periodic report or current report disclosing material non-public information and ending one business day after the filing or furnishing of such report with the Securities and Exchange Commission.

DIRECTOR COMPENSATION

The following table sets forth certain information concerning compensation paid or accrued to our non-executive directors during the years ended December 31, 2025 and 2024.

		Fees Earned
		or	Option
		Paid in Cash	Awards	Total
Name	Year	($)	($)	($)
Dr. Navid Malik	2025	$150,000	$—	$150,000
	2024	$150,000	$—	$150,000

J. Cofer Black	2025	$150,000	$—	$150,000
	2024	$150,000	$—	$150,000

Pat Sarma (1)	2025	$150,000	$—	$150,000
	2024	$118,145	$—	$118,145

Jerry Jasinowski	2024	$28,226	$—	$28,226
(1)	Mr. Sarma’s compensation in the above table reflects a partial year of service. He was appointed to the Board as a non-executive director in March 2024, following Mr. Jasinowski’s retirement for medical reasons. As a non-executive director Mr. Sarma is entitled to receive compensation on the same basis as the Company’s other non-executive directors.

The non-executive independent directors were compensated on a monthly basis $12,500 ($150,000 annually) for their consistent availability on short notice, participation in the frequent meetings of the board of directors, leadership of at least one board committee, participation on multiple committees of the Board, commitment to corporate governance initiatives, and frequent consultations with management on operational matters. The Company owed Mr. Jasinowski $153,226 as of December 31, 2025.

Ms. Powers and Dr. Boynton are executives of the Company and do not receive separate compensation for their services as a Director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS-EQUITY COMPENSATION PLAN INFORMATION

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information regarding the beneficial ownership of our common stock as of March 27, 2026 by:

●	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of any class of our equity securities;
•	our directors and nominees for director;
•	each of our Named Executive Officers, as defined in Item 402(a)(3) of Regulation S-K; and
●	our directors and executive officers as a group.

Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assume the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 27, 2026. Shares issuable pursuant to the exercise of stock options and warrants exercisable on or prior to the date 60 days after March 27, 2026 are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

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

	Amount and Nature of	Percent of class of
Name and address of beneficial owner	Beneficial Ownership	Common Stock (1)

Directors and Officers:
Alton L. Boynton, Ph.D.	979,254	*	%
Marnix L. Bosch, Ph.D., M.B.A.	32,298,794	2.0%
Linda F. Powers (2)	29,411,759	1.8%
Dr. Navid Malik (3)	10,000	*	%
J. Cofer Black (3)	—	*	%
Pat Sarma (3)	7,365,069	*	%
All executive officer s and directors as a group (six persons)	70,064,876	4.3%
*	Less than 1%
(1)	Percentage represents beneficial ownership percentage of common stock calculated in accordance with SEC rules and does not equate to voting percentages. Based upon 1,606,857,011 shares of common stock issued and outstanding as of March 31, 2026. Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares of common stock beneficially owned and the percentage of ownership of such person, we deemed to be outstanding all shares of common stock subject to options and warrants currently exercisable or convertible, or exercisable or convertible within 60 days of March 31, 2026. However, we did not deem such shares outstanding for the purpose of computing the percentage ownership of any other person.
(2)	Consists of 29,411,759 shares of common stock held by Ms. Powers. Ms. Powers also holds 56,992,773 warrants (the majority acquired from a third party, and the rest acquired in past years, as previously reported, from the Company in connection with loans by Ms. Powers to the Company when such loans were needed to help the Company to survive). Ms. Powers holds 39,200,000 options awarded in 2018 for service during part of that year and a number of preceding years, and 45,748,797 options awarded in 2020 for service during multiple years. In 2021, Ms. Powers entered into a voluntary blocking agreement with the Company pursuant to which Ms. Powers cannot exercise or convert any options, warrants or other derivative securities, as applicable, unless Ms. Powers provides the Company at least 61 days’ advance notice. As a result, such options, warrants and other derivative securities are not considered “beneficially owned” within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended
(3)	An aggregate of 26,404,709 options and warrants held by directors are subject to voluntary blocks on the exercise. As a result, such options and warrants are not considered “beneficially owned” within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended.

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

The Company had three operational programs with Advent: (a) an ongoing development and manufacturing program at the GMP facility in London, (b) an ongoing development and manufacturing program at the Sawston GMP facility, and (c) periodic specialized programs such as the program related to the MAA pre-requisites, drafting and submission. The Company also executed a new SOW #8 covering the work required to establish the DCVax-Direct program in the U.K. and manufacture DCVax-Direct products for global use.

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

The Ancillary Services Agreement established a structure under which the Company and Advent negotiated and agreed upon the scope and terms for Statements of Work (“SOWs”) for facility development activities and compassionate use program activities, as well as for the periodic specialized programs. After an SOW was agreed and approved by the Company, Advent proceeded with, or continued, the applicable services and invoiced the Company pursuant to the SOW. Since both the facility development and the compassionate use program involved pioneering and uncertainties in most aspects, the invoicing under the Ancillary Services Agreement was on the basis of costs incurred plus fifteen percent. The SOWs involved ongoing activities or specialized one-time projects and related one-time milestone payments. The Ancillary Services Agreement was to end in July 2023, but the Company extended the term year by year, to July 2024, to July 2025 and to July 2026.

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

SOW 8 included the following 5 one-time milestones with corresponding milestone payments (which were only payable after the milestone had been achieved):

(a) Basic Technology Transfer, New SOPs & Regulatory Documents.

Review of documents, specifications and data from the prior DCVax-Direct program conducted by Cognate BioServices. Development of a new set of SOPs for DCVax-Direct production in Sawston and new regulatory documents for the U.K. Initial implementation in Sawston; many engineering runs. Data generation for comparability analyses of both the process and the product. Milestone payment of £0.55 million (approximately $0.7 million) upon completion.

As of October 24, 2025, this milestone had been completed and paid.

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

As of October 24, 2025, this milestone had been completed but had not yet been paid. The Company had an accrued liability of $0.6 million related to this milestone, which was reclassed to consideration payable to the Seller as of the closing of the acquisition.

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

As of October 24, 2025, this milestone had been completed but had not yet been paid. The Company had an accrued liability of $0.8 million related to this milestone, which was reclassed to consideration payable to the Seller as of the closing of the acquisition.

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

As of October 24, 2025, this milestone had been completed but had not yet been paid. The Company had an accrued liability of $0.5 million related to this milestone, which was reclassed to consideration payable to the Seller as of the closing of the acquisition.

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

As of October 24, 2025, the Company had an accrued liability of $0.6 million related to this milestone, which was reclassed to consideration payable the Seller as of the closing of the acquisition.

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

During the year ended December 31, 2024, the Company paid an aggregate of $5.0 million in cash, of which $1.0 million was related to two milestones that were completed and fully expensed in 2022, but were unpaid as of December 31, 2022, $4.0 million was payment for four completed one-time milestones (MAA workstream for Mechanism of Action, obtaining a commercial manufacturing license from the MHRA on March 2023 and completion of drafting key portions of the application and submit the application to MHRA for product approval). The Company issued 4.5 million common shares as a result of completion of the two one-time milestones (obtaining a commercial manufacturing license from the MHRA and completion of drafting of the application) at a fair value of $3.2 million, of which $0.6 million was recognized during the year ended December 31, 2024 and $2.6 million had already been recognized (but not paid) in 2022.

Acquisition of Advent

The Company entered into an agreement to acquire Advent on August 27, 2025, and closed on the acquisition on October 24, 2025. Prior to the acquisition, Advent was wholly owned by Toucan Holdings LLC (“Seller”). The Company’s Chairperson and Chief Executive Officer, Linda Powers, was the controlling member of the Seller. Following the acquisition, Advent is now a wholly owned subsidiary of the Company.

The consideration for the acquisition will be paid in installments over two years, beginning 3 months after the closing of the acquisition, with potential acceleration after regulatory approval of the Company’s DCVax®-L product. The consideration includes a combination of a cash purchase price of approximately $1.9 million (£1.4 million) and cash payment of an amount equal to the net amount of accounts payable (“Net AP”) that was due from the Company to Advent prior to the acquisition for services already performed under the existing service contracts, totaling $6.0 million, which is net of $2.3 million buyer assumed liabilities, and Excluded Amounts (relating to non-Company matters prior to the acquisition date) were retained by the Seller, totaling approximately $0.7 million (collectively, the “Purchase Consideration”). The unpaid balance will accrue interest at 7.5% annually.

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

DIRECTOR INDEPENDENCE

Our Board of Directors has undertaken a review of the independence of our directors and has determined that a majority of the Board consists of members who are currently “independent” as that term is defined within the meaning of Section 5605(a)(2) of the Nasdaq Stock Market Rules. The Board of Directors has determined that each of Mr. Malik, Mr. Sarma and Ambassador Black are independent.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Public Accountants

Cherry Bekaert has served as our independent public accounting firm for the fiscal years ended December 31, 2020 through December 31, 2025.

Audit Fees

The aggregate fees billed for the fiscal years ended December 31, 2025 for professional services rendered by Cherry Bekaert for the audit of our annual financial statements for 2025, and the review our financial statements included in our quarterly reports on Form 10-Q for 2025 was $728,000.

The aggregate fees billed for the fiscal years ended December 31, 2024 for professional services rendered by Cherry Bekaert for the audit of our annual financial statements for 2024, and the review our financial statements included in our quarterly reports on Form 10-Q for 2024 was $611,000.

Audit-Related Fees

There were no fees billed in the fiscal years ended December 31, 2025 and 2024 for assurance and related services rendered by Cherry Bekaert related to the performance of the audit or review of our financial statements.

Tax and Other Non-Audit Professional Services

There were no fees billed in the fiscal years ended December 31, 2025 and 2024 for professional services rendered by Cherry Bekaert for tax related services or other non-audit professional services fees.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

Consistent with SEC policies and guidelines regarding audit independence, the Audit Committee is responsible for the pre-approval of all audit and permissible non-audit services provided by our principal accountants on a case-by-case basis. Our Audit Committee has established a policy regarding approval of all audit and permissible non-audit services provided by our principal accountants. Our Audit Committee pre-approves these services by category and service. Our Audit Committee pre-approved all of the services provided by our principal accountants during the fiscal years ended December 31, 2025 and 2024.

EXHIBIT INDEX

Exhibit Number	Description
3.1

Seventh Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1(File No. 333-134320) on July 17, 2006).

3.2	Third Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K on June 22, 2007).
3.3	Amendment to Seventh Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 filed with the Registrant’s Current Report on Form 8-K on June 22, 2007).
3.5	Amendment to Seventh Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Quarterly Report on Form 10-Q on May 21, 2012).
3.6	Amendment to Seventh Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K on September 26, 2012).
3.7	Amendment to Seventh Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K on January 13, 2023).
3.8	Amendment to the Seventh Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K on January 2, 2026).
3.9	Amendment to Third Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K on December 11, 2012).
3.10

Amended and Restated Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K on December 21, 2017).

3.11

Amended and Restated Certificate of Designations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K on January 4, 2018).

3.12

Certificate of Elimination of the Series A Convertible Preferred Stock and Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 filed with the Registrant’s Current Report on Form 8-K on July 26, 2022).

3.13	Certificate of Designations of Series C Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 filed with the Registrant’s Current Report on Form 8-K on July 26, 2022).
4.1	Description of Securities
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

10.1

Note and Loan Agreement, dated as of March 14, 2018, by and between Northwest Biotherapeutics, Inc. and Linda F. Powers (incorporated by reference to Exhibit 10.75 filed with the Registrant’s Annual Report on Form 10-K on April 2, 2019).

10.2

Note and Loan Agreement, dated as of March 19, 2018, by and between Northwest Biotherapeutics, Inc. and Linda F. Powers (incorporated by reference to Exhibit 10.76 filed with the Registrant’s Annual Report on Form 10-K on April 2, 2019).

10.3

Contract Relating to Sale of Spicers, Sawston, Cambridge, dated as of December 5, 2018, by and between Aracaris Capital Limited and Huawei Technologies Research & Development (UK) Limited (incorporated by reference to Exhibit 10.79 filed with the Registrant’s Annual Report on Form 10-K on April 2, 2019).

10.4

Lease Relating to Vision Centre, Sawston, Cambridge, by and between Aracaris Capital Limited and Aracaris Limited, dated as of December 14, 2018 (incorporated by reference to Exhibit 10.80 filed with the Registrant’s Annual Report on Form 10-K on April 2, 2019).

10.5*	Equity Compensation Plan, dated May 29, 2020 and as amended on February 25, 2022 (incorporated by reference to Exhibit 10.5 filed with the Registrant’s Annual Report on Form 10-K on March 31, 2025).
10.6

Sub-lease Agreement, dated December 31, 2021, by and between Aracaris Ltd. and Northwest Biotherapeutics, Inc. (collectively the “Sub-Lessor”) and Advent BioServices, Ltd. (the “Sub-Lessee”) (incorporated by reference to Exhibit 10.87 of the Registrant’s Annual Report on Form 10-K filed on March 1, 2022).

10.7

Loan Agreement, dated April 26,2024, by and between Northwest Biotherapeutics, Inc. and Streeterville Capital, L.L.C. (incorporated by reference to Exhibit 10.8 filed with the Registrant’s Annual Report on Form 10-K on March 31, 2025).

10.8

Stock Purchase Agreement, dated June 4, 2024, by and between Northwest Biotherapeutics, Inc. and SIO Capital Management LLC (incorporated by reference to Exhibit 10.9 filed with the Registrant’s Annual Report on Form 10-K on March 31, 2025).

10.9

Loan Agreement, dated October 18, 2024, by and between Northwest Biotherapeutics, Inc. and Streeterville Capital, L.L.C (incorporated by reference to Exhibit 10.10 filed with the Registrant’s Annual Report on Form 10-K on March 31, 2025).

10.10

Standby Equity Purchase Agreement, dated December 19, 2024, by and between Northwest Biotherapeutics, Inc. and YA II PN, LTD (incorporated by reference to Exhibit 10.11 filed with the Registrant’s Annual Report on Form 10-K on March 31, 2025).

10.11	Supplemental Agreement, dated June 30, 2025, by and between Northwest Biotherapeutics, Inc. and YA II PN, LTD.
10.12	Supplemental Agreement, dated November 14, 2025, by and between Northwest Biotherapeutics, Inc. and YA II PN, LTD.
10.13	Loan Agreement, dated March 7, 2025, by and between Northwest Biotherapeutics, Inc. and Streeterville Capital, L.L.C.
10.14	Loan Agreement, dated June 26, 2025, by and between Northwest Biotherapeutics, Inc. and Streeterville Capital, L.L.C.
10.15	Loan Agreement, dated October 27, 2025, by and between Northwest Biotherapeutics, Inc. and Streeterville Capital, L.L.C.
10.16	Acquisition Agreement, dated August 27, 2025, by and among Northwest Biotherapeutics, Inc., Toucan Holdings LLC, and Advent BioServices, Ltd.
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 filed with the Registrant’s Annual Report on Form 10-K on March 31, 2025)
21.1	Subsidiaries of the Registrant.
23.1	Independent Registered Public Accounting Firm’s Consent.
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Label Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

ITEM 16.FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC. (Registrant)
Date: April 15, 2026	By:	/s/ Linda F. Powers
Linda F. Powers,
President and Chief Executive Officer Principal Executive Officer Principal Financial and Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Linda F. Powers	President and Chief Executive Officer	April 15, 2026
Linda F. Powers	Principal Executive Officer
Principal Financial and Accounting Officer

/s/ Alton L. Boynton	Director	April 15, 2026
Alton L. Boynton

/s/ Navid Malik	Director	April 15, 2026
Dr. Navid Malik

/s/ Pat Sarma	Director	April 15, 2026
Pat Sarma

/s/ J. Cofer Black	Director	April 15, 2026
J. Cofer Black

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NORTHWEST BIOTHERAPEUTICS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Northwest Biotherapeutics, Inc.

Bethesda, Maryland

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Northwest Biotherapeutics, Inc. and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively, referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Debt, Derivative, Mezzanine Equity, and Equity Transactions

Critical Audit Matter Description

As disclosed in Notes 4, 9, 12, and 13 to the consolidated financial statements, the Company had various debt, derivative, mezzanine equity, and equity transactions, and convertible notes elected to be carried at fair value, where management evaluated required accounting considerations, significant estimates, and judgements around certain features, the possibility of conversion or redemption, and the valuation of certain components of the financings, including the valuation around certain freestanding and embedded derivatives. Certain features were initially measured at fair value and have been subsequently remeasured to fair value at each reporting period.

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

How the Critical Audit Matter was Addressed in the Audit

Our principal audit procedures performed to address this critical audit matter included the following:

●	We obtained an understanding of the internal controls and processes in place related to the debt, derivative liabilities, mezzanine equity, equity transactions, and convertible notes elected to be carried at fair value.
●	We obtained a listing of all debt, derivative liabilities, mezzanine equity, and equity transactions, including convertible notes elected to be carried at fair value, and management’s accounting analysis supporting these transactions. We evaluated the conclusions reached to ensure these were recorded in accordance with the relevant accounting guidance.
●	We identified and evaluated the accounting considerations in determining the nature of the various features and weighting of evidence, the potential bifurcation of these instruments, and considerations related to the determination of the fair value of the various debt and equity instruments and the conversion and redemption features that include valuation models and assumptions utilized by management. We reviewed the fair value models used, significant assumptions, and underlying data used in the models and evaluated whether the estimates and assumptions were consistent with audit evidence obtained.
●	We evaluated the disclosures surrounding debt, derivative liabilities, mezzanine equity, and equity transactions, including convertible notes elected to be carried at fair value, to ensure these were disclosed in accordance with the relevant accounting guidance.

Valuation of Acquired Intangible Assets

Critical Audit Matter Description

As disclosed in Note 5 to the consolidated financial statements, during the year ended December 31, 2025, the Company completed the acquisition of Advent BioServices Ltd. (“Advent”). The Company accounted for this acquisition as a business combination and the business combination resulted in the recording of $51.5 million of intangible assets, including trademarks and trade name, customer relationships and an indefinite-lived license. The fair value of the trademarks and trade name were estimated based on a relief from royalty method. The fair value of the customer relationships was estimated based on the with-and-without method, which measures the incremental cash flows generated by these relationships compared to a scenario in which they did not exist. The fair value of the indefinite-lived license was estimated using the multi-period excess earning method. These valuation methodologies require the use of estimates and assumptions related to cash flow forecasts, royalty rates, discount rates, terminal values and income tax rates.

The determination of the acquisition date fair value of the intangible assets required the Company to make significant estimates and assumptions. As a result, testing these assumptions, which were used to calculate the fair values, involved a high degree of auditor judgment and effort, including involving the use of our valuation specialists. In addition, the fair values of these intangible assets were challenging to audit due to the sensitivity of the fair value determination to changes in these assumptions.

How the Critical Audit Matter was Addressed in the Audit

Our principal audit procedures performed to address this critical audit matter included the following:

●	We obtained an understanding of the internal controls and processes over the valuation of the intangible assets.
●	We assessed the competence and objectivity of management’s valuation specialists involved in the fair value measurements.
●	With the assistance of our valuation specialists, we evaluated the valuation methodologies used to estimate the fair value of the identifiable intangible assets and tested the significant assumptions used by comparing them to relevant and reliable information.
●	We evaluated the reasonableness of management’s forecasts by obtaining an understanding from management of how the forecasts were developed, we then corroborated that information to relevant and reliable information.

/s/ Cherry Bekaert LLP

We have served as the Company’s auditor since 2021.

Nashville, Tennessee

April 15, 2026

NORTHWEST BIOTHERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$3,040	$2,175
Prepaid expenses and other current assets	2,166	1,887
Loan receivable	311	—
Total current assets	5,517	4,062

Non-current assets:
Property, plant and equipment, net	17,406	16,196
Right-of-use asset, net	4,197	4,187
Intangible assets, net	53,188	1,292
Goodwill	626	626
Other assets	356	365
Total non-current assets	75,773	22,666
TOTAL ASSETS	$81,290	$26,728

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$30,816	$16,969
Accounts payable and accrued expenses to related parties and affiliates	—	4,452
Convertible notes, net	640	1,870
Convertible notes at fair value	32,056	18,324
Notes payable, net	9,468	14,186
Contingent payable derivative liability	9,416	9,578
Warrant liability	—	2,219
Investor advances	207	207
Share payable	373	143
Lease liabilities	374	326
Due to seller-related party	8,350	—
Total current liabilities	91,700	68,274

Non-current liabilities:
Convertible notes, net of current portion	325	—
Convertible notes at fair value, net of current portion	5,220	15,900
Notes payable, net of current portion, net	12,333	12,396
Lease liabilities, net of current portion	4,411	4,438
Contingent payment obligation	1,700	4,700
Deferred tax liability	13,171	—
Total non-current liabilities	37,160	37,434
Total liabilities	128,860	105,708

COMMITMENTS AND CONTINGENCIES (Note 12)

Mezzanine equity:
Series C Convertible Preferred Stock, 10,000,000 shares designated; 784,347 shares and 972,794 shares issued and outstanding as of December 31, 2025 and 2024, respectively; aggregate liquidation preference of $11.0 million	12,710	15,507
Stockholders’ deficit:
Preferred stock ($0.001 par value); 100,000,000 shares authorized as of December 31, 2025 and 2024, respectively	—	—
Common stock ($0.001 par value); 2,600,000,000 shares authorized; 1,567.4 million and 1,328.6 million shares issued as of December 31, 2025 and 2024; 1,555.4 million and 1,328.6 million shares outstanding as of December 31, 2025 and 2024, respectively	1,567	1,328
Treasury stock, 12,000,000 shares at December 31, 2025	(12)	—
Additional paid-in capital	1,442,830	1,344,720
Stock subscription receivable	(79)	(79)
Accumulated deficit	(1,503,661)	(1,443,499)
Accumulated other comprehensive (loss) income	(925)	3,043
Total stockholders’ deficit	(60,280)	(94,487)
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$81,290	$26,728

See accompanying notes to the consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except per share data)

	For the year ended
	December 31,
	2025	2024
Revenues:
Research and other	$1,378	$1,382
Total revenues	1,378	1,382
Operating costs and expenses:
Research and development	28,785	34,888
General and administrative	32,507	33,002
Total operating costs and expenses	61,292	67,890
Loss from operations	(59,914)	(66,508)
Other income (expense):
Change in fair value of derivative liabilities	(151)	364
Change in fair value of share payable	(414)	16
Change in fair value of convertible notes	25,633	7,715
Loss from extinguishment of debt	(17,397)	(14,393)
Loss from issuance of debt	(4,676)	(835)
Loss from warrant modifications	—	(822)
Interest expense	(8,695)	(7,767)
Foreign currency transaction gain (loss)	4,915	(1,548)
Total other expense	(785)	(17,270)
Loss before income taxes	(60,699)	(83,778)
Income tax benefit	537	—
Net loss	(60,162)	(83,778)
Deemed dividend related to warrant modifications	(1,315)	(1,414)
Net loss attributable to common stockholders	$(61,477)	$(85,192)

Other comprehensive income (loss)
Foreign currency translation adjustment	(3,968)	1,507
Total comprehensive loss	$(65,445)	$(83,685)

Net loss per share applicable to common stockholders
Basic and diluted	$(0.04)	$(0.07)
Weighted average shares used in computing basic and diluted loss per share	1,456,663	1,242,237

See accompanying notes to the consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(in thousands)

	Mezzanine equity									Accumulated
	Series C Convertible				Additional					Other	Total
	Preferred Stock		Common Stock		Paid-in	Treasury Stock		Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Par value	Capital	Shares	Par value	Receivable	Deficit	Income (Loss)	Deficit
Balances at January 1, 2024	1,209	$18,718	1,175,459	$1,175	$1,291,316	—	$—	$(79)	$(1,359,721)	$1,536	$(65,773)
Issuance of Series C convertible preferred stock for cash	758	8,201	—	—	—	—	—	—	—	—	—
Series C convertible preferred stock conversion	(1,529)	(14,091)	38,237	38	14,053	—	—	—	—	—	14,091
Issuance of common stock for cash, net	—	—	50,483	50	13,967	—	—	—	—	—	14,017
Warrants exercised for cash	—	—	6,492	7	1,528	—	—	—	—	—	1,535
Cashless warrants and stock options exercise	—	—	3,053	3	(3)	—	—	—	—	—	—
Issuance of common stock for conversion of debt and accrued interest	—	—	52,961	53	19,355	—	—	—	—	—	19,408
Issuance of Series C preferred stock for conversion of debt and accrued interest	535	2,679	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	350	—	3,456	—	—	—	—	—	3,456
Issuance of common stock as commitment fee	—	—	1,587	2	498	—	—	—	—	—	500
Net loss	—	—	—	—	—	—	—	—	(83,778)	—	(83,778)
Warrant modifications	—	—	—	—	2,971	—	—	—	—	—	2,971
Deemed dividend related to warrant modifications	—	—	—	—	(1,414)	—	—	—	—	—	(1,414)
Reclassification of equity classified warrants to liabilities	—	—	—	—	(1,007)	—	—	—	—	—	(1,007)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	1,507	1,507
Balances at December 31, 2024	973	15,507	1,328,622	1,328	1,344,720	—	—	(79)	(1,443,499)	3,043	(94,487)
Series C convertible preferred stock conversion	(189)	(2,797)	4,711	5	2,792	—	—	—	—	—	2,797
Issuance of common stock for cash, net	—	—	88,134	88	19,231	—	—	—	—	—	19,319
Warrants exercised for cash	—	—	104	—	23	—	—	—	—	—	23
Issuance of common stock for conversion of debt and accrued interest	—	—	145,712	146	36,881	—	—	—	—	—	37,027
Stock-based compensation	—	—	150	—	1,207	—	—	—	—	—	1,207
Reclassification of liability classified warrants to equity	—	—	—	—	5,175	—	—	—	—	—	5,175
Reclassification of equity classified warrants to liabilities	—	—	—	—	(2,643)	—	—	—	—	—	(2,643)
Warrant modifications	—	—	—	—	1,315	—	—	—	—	—	1,315
Deemed dividend related to warrant modifications	—	—	—	—	(1,315)	—	—	—	—	—	(1,315)
Common shares returned from acquisition	—	—	—	—	12	(12,000)	(12)	—	—	—	—
Equity contribution from acquisition of Advent	—	—	—	—	35,432	—	—	—	—	—	35,432
Net loss	—	—	—	—	—	—	—	—	(60,162)	—	(60,162)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	(3,968)	(3,833)
Balances at December 31, 2025	784	$12,710	1,567,433	$1,567	$1,455,690	(12,000)	$(12)	$(79)	$(1,503,661)	$(925)	$(60,280)

See accompanying notes to the consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended
	December 31,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(60,162)	$(83,778)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	2,064	1,744
Amortization of debt discount	1,887	2,476
Change in fair value of derivatives	151	(364)
Change in fair value of share payable	414	(16)
Change in fair value of convertible notes	(25,633)	(7,715)
Loss from extinguishment of debt	17,397	14,393
Loss from issuance of debt	4,676	835
Amortization of operating lease right-of-use asset	273	300
Stock-based compensation for services	1,207	3,456
Warrant modifications associated with convertible notes under fair value option	—	327
Loss from warrant modifications	—	822
Non-cash financing cost	—	500
Subtotal of non-cash charges	2,436	16,758
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(837)	101
Other non-current assets	15	(7)
Accounts payable and accrued expenses	7,752	8,937
Related party accounts payable and accrued expenses	5,940	908
Lease liabilities	93	64
Net cash used in operating activities	(44,763)	(57,017)
Cash Flows from Investing Activities:
Purchase of equipment and construction in progress	(1,504)	(1,014)
Loan receivable	(311)	—
Net cash used in investing activities	(1,815)	(1,014)
Cash Flows from Financing Activities:
Proceeds from issuance of Series C convertible preferred stock	—	8,201
Proceeds from issuance of common shares	19,319	14,217
Proceeds from exercise of warrants	23	1,535
Proceeds from investor advance	—	200
Proceeds from issuance of notes payable, net	12,000	14,000
Proceeds from issuance of convertible notes payable, net	19,255	20,015
Proceeds from contingent payment obligation	—	50
Repayment of notes payable	(259)	(323)
Repayment of convertible notes payable	(1,011)	(1,110)
Net cash provided by financing activities	49,327	56,785
Effect of exchange rate changes on cash and cash equivalents	(1,884)	1,295
Net increase in cash and cash equivalents	865	49

Cash and cash equivalents, beginning of the year	2,175	2,126
Cash and cash equivalents, end of the year	$3,040	$2,175

Supplemental disclosure of cash flow information
Interest payments on notes payable	$(33)	$(130)
Interest payments on convertible notes payable	$(355)	$—

See accompanying notes to the consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the years ended
	December 31,
	2025	2024
Supplemental schedule of non-cash activities:
Cashless warrants and stock options exercise	$—	$3
Issuance of common stock for conversion of debt and accrued interest	$37,027	$19,408
Issuance of Series C preferred stock for conversion of debt and accrued interest	$—	$2,679
Series C convertible preferred stock conversions	$2,797	$14,091
Capital expenditures included in accounts payable	$23	$36
Deemed dividend related to warrant modifications	$1,315	$1,414
Debt discount related to warrant modifications	$—	$8
Offering cost related to warrant modification associated with a security purchase agreement	$—	$200
Reclassification between contingent payment obligation and convertible notes payable at fair value	$3,000	$300
Reclassification of liability classified warrants to equity	$5,175	$—
Reclassification of equity classified warrants to warrant liabilities	$2,643	$1,007
Right-of-use asset recognized in exchange for lease liability	$—	$364
Equity contribution from acquisition of Advent	$35,432	$—
Contract balances due to Seller - related party	$7,926	$—
Common shares returned from acquisition	$12	$—

See accompanying notes to the consolidated financial statements

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

1. Organization and Description of Business

Northwest Biotherapeutics, Inc. and its wholly owned subsidiaries Flaskworks, Northwest Biotherapeutics Limited (formerly known as Aracaris Ltd), Northwest Biotherapeutics Capital Limited (formerly known as Aracaris Capital Limited), Northwest Biotherapeutics B.V., NW Bio GmbH, Advent BioServices Ltd. (“Advent”) (collectively, the “Company”, “we”, “us” and “our”) were organized to discover and develop innovative immunotherapies for cancer. The Company has developed DCVax® platform technologies for both operable and inoperable solid tumor cancers. The Company has wholly owned subsidiaries in Boston, the U.K., the Netherlands and Germany.

The Company’s subsidiaries now include Advent BioServices, which had been providing product and process development services, contract manufacturing, controlled storage and distribution services for the Company’s DCVax products. The Company acquired Advent on October 24, 2025, as previously reported. Advent was founded in 2016 and is based in Sawston, Cambridge in the U.K. The Company anticipates that this acquisition will help enable efficiencies and scale-up of operations.

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

2. Financial Condition, Going Concern and Management Plans

The Company has incurred annual net operating losses since its inception. The Company had a net loss of $60.2 million for the year ended December 31, 2025. The Company used approximately $44.8 million of cash in its operating activities during the year ended December 31, 2025.

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

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

the entity’s economic performance and who has an obligation to absorb losses of the entity or a right to receive benefits from the entity that could potentially be significant to the VIE.

As of December 31, 2025, the Company did not have any VIE’s to be evaluated for consolidation.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which at times may exceed the Federal depository insurance coverage (“FDIC”) of $250,000. Of the total $3 million in cash and cash equivalents as of December 31, 2025, $0.5 million was held by foreign subsidiaries. Of the total $2.2 million in cash and cash equivalents as of December 31, 2024, $54,000 was held by foreign subsidiaries. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Business Combination

The Company allocates the fair value of the purchase consideration of a business acquisition to tangible and intangible assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date. The excess of the fair value of purchase consideration over the fair values of assets acquired and liabilities assumed is recognized as goodwill. To the extent the fair value of net assets acquired, including identified intangible assets, exceeds the purchase price, a bargain purchase gain is recognized. Assets acquired and liabilities assumed from contingencies are also recognized at fair value if the fair value can be determined during the measurement period, which is no more than one year from the acquisition date. Results of operations of an acquired business are included in the consolidated income statement from the date of acquisition.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

Definite-Lived Intangible Assets

Intangible assets with definite lives consist of acquired trade name and customer relationships from the Advent Acquisition. Intangible assets with definite lives are stated at cost less accumulated amortization, and are amortized on a basis consistent with the timing and pattern of expected cash flows used to value the intangible asset, generally on a straight-line basis over the useful life of 4 to 10 years.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. The Company’s intangible assets with an indefinite life are related to: (1) in-process research and development (“IPR&D”) programs acquired in the Flaskworks Acquisition, as the Company expects future research and development on these programs to provide the Company with substantial benefit for a period that extends beyond the foreseeable horizon, and (2) the license acquired in the Advent Acquisition does not have expiration date, which meets the definition of an indefinite lived intangible asset as there is no legal, regulatory, contractual, competitive, economic, or other factors that limit the useful life of the intangible asset to the Company. Intangible assets with indefinite useful lives are measured at their respective fair values as of the acquisition date. The Company does not amortize goodwill and intangible assets with indefinite useful lives. Intangible assets related to IPR&D projects are considered to be indefinite lived until the completion or abandonment of the associated R&D efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite lived and would then be amortized based on their respective estimated useful lives at that point in time.

The Company has one operating segment and one reporting unit. The Company reviews goodwill and indefinite-lived intangible assets at least annually for possible impairment. Goodwill and indefinite-lived intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit or the indefinite-lived intangible assets below their carrying values. No impairment charge was recognized for the years ended December 31, 2025 and 2024.

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

The Company accounts for the issuance of common stock purchase warrants issued in connection with the equity offerings in accordance with the provisions of ASC 815, Derivatives and Hedging (“ASC 815”). The Company classifies as equity any contracts that (i) require physical settlement or net-share settlement or (ii) gives the Company a choice of net-cash settlement or settlement in its own shares (physical settlement or net-share settlement). The Company accounts for certain common stock warrants outstanding as a liability at fair value and adjusts the instruments to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in its Consolidated Statements of Operations and Comprehensive Loss. The fair value of the warrants and convertible notes issued by the Company has been estimated using Monte Carlo simulation and or a Black Scholes model. The warrant liabilities are valued using Level 3 valuation inputs (see Note 4).

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

Derivative Financial Instruments

The Company has derivative financial instruments that are not hedges and do not qualify for hedge accounting. Changes in the fair value of these instruments are recorded in other income (expense), on a net basis in the Consolidated Statements of Operations and Comprehensive Loss.

The Company reassesses the classification of its derivative instruments at each balance sheet date. If the classification changes as a result of events during the period, the contract is reclassified as of the date of the event that caused the reclassification. As a result of entering into a convertible debt instrument (see Note 8) for which such instrument contained a variable conversion feature with no floor price, the Company’s sequencing policy is described below in Note 3 whereby all future instruments may be classified as a derivative liability with the exception of instruments related to share-based compensation issued to employees or directors.

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

As part of this overall settlement, the Company also provided a contingent note payable (the “Contingent Payable Derivative”) of $10.0 million, which is only payable upon the Company’s first financing after DCVax product approval in or outside the U.S. If such product approval has not been obtained by the seventh anniversary of the agreement on May 21,2026, such Contingent Payable Derivative will expire without becoming payable.

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

On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025, (known as the “One Big Beautiful Bill Act” or “OBBBA”) which makes permanent many of the tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. In addition, the OBBBA makes changes to certain U.S. corporate tax provisions. The most notable change for the Company will be the reintroduction of 100% bonus depreciation, whereby the Company can immediately deduct 100% of eligible fixed asset purchases for tax purposes in year one. The Company is currently evaluating the impact of the new legislation but does not expect it to have a material impact on the results of operations.

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

Debt Extinguishment and debt modification accounting

The Company accounts for debt restructuring or exchange of debt transactions as either a debt extinguishment or a debt modification. For instruments not involving conversion options, the Company recognizes an exchange of debt as an extinguishment if the present value of the cash flows under the terms of the new debt instrument is at least 10% different from the present value of the remaining cash flows under the terms of the original instrument. If the exchange of debt is accounted for as a debt extinguishment, the carrying value of the original debt including unamortized deferred financing fees is derecognized from our balance sheet and the new debt is recognized at its fair value less applicable deferred financing fees, with the difference between the net carrying value of the original debt and the fair value of the new debt recognized as a gain or loss in the consolidated statements of operations. If the terms of a debt instrument are changed or modified and the cash flow effect on a present value basis is less than 10%, the debt instrument is not considered to be substantially different, the Company accounts for this debt instrument as debt modification. If the exchange of debt is accounted for as a debt modification, the change of the carrying amount of the original debt on the consolidated balance sheet is adjusted to the net present value of the revised cash flows with the adjustments treated as a capital cost and amortized as an adjustment of interest expense on our statement of operations.

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

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

same as those for the consolidated financial statements. The level of disaggregation and amounts of significant segment expenses that are regularly provided to the CODM are the same as those presented in the consolidated statements of operations. The measure of segment assets is reported on the consolidated balance sheets as total assets.

Recently Adopted Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023 - 09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023 - 09), which improves the transparency of income tax disclosures by requiring consistent categories and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning the year ended December 31, 2025. Early adoption is permitted. Upon adoption, the guidance can be applied prospectively or retrospectively. The Company adopted ASU 2023 - 09 for the year ended December 31, 2025, and applied the new disclosure requirements retrospectively to the all periods presented. Prior period disclosures have been adjusted to reflect the new disclosure requirements. See Note 15, “Income Taxes,” for further detail.

Recently Issued Accounting Standards Not Yet Adopted

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

In September 2025, the FASB issued ASU 2025-07. This update clarifies the application of derivative accounting to certain contracts and refines the guidance for share-based noncash consideration received from customers. Specifically, ASU 2025-07 introduces a scope exception for contracts that are not exchange-traded and whose underlying is tied to operations or activities specific to one party. It also clarifies that share-based noncash consideration from a customer should initially be accounted for under Topic 606 until the right to receive or retain such consideration becomes unconditional, at which point financial instruments guidance may apply. The effective date for the standard is for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2025-07 should be applied either prospectively or by utilizing a modified retrospective approach. The Company is currently assessing the impact on the Company’s consolidated financial statements and disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This update clarifies interim disclosure requirements and centralizes such requirements within Topic 270. Among other changes, ASU 2025-11 introduces a disclosure principle requiring entities to provide information about significant events or changes since the end of the last annual reporting period that have a material impact, clarifies when duplicative annual disclosures may be omitted from interim reports, and aligns interim reporting requirements with applicable SEC guidance for registrants. This guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in ASU 2025-11 should be applied prospectively. The Company is currently assessing the impact on the Company’s consolidated financial statements and disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. This update addresses shareholder suggestions on the Accounting Standards Codification and makes other incremental improvements to U.S. GAAP. The amendments make codification updates to a broad range of topics arising from technical corrections, unintended application of the codification, clarifications and other

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

minor improvements. This guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within those annual periods. Early adoption is permitted and may be elected on an issue-by-issue basis. The amendments in ASU 2025-12 are to be applied prospectively. The Company is currently assessing the impact on the Company’s consolidated financial statements and disclosures.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2025 and December 31, 2024 (in thousands):

	Fair value measured at December 31, 2025
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Contingent payable derivative liability	$9,416	—	—	$9,416
Convertible notes at fair value	37,276	—	—	37,276
Share payable	373	—	—	373
Total fair value	$47,065	$—	$—	$47,065

	Fair value measured at December 31, 2024
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Warrant liability	$2,219	$—	$—	$2,219
Contingent payable derivative liability	9,578	—	—	9,578
Convertible notes at fair value	34,224	—	—	34,224
Share payable	143	—	—	143
Total fair value	$46,164	$—	$—	$46,164

There were no transfers between Level 1, 2 or 3 during the years ended December 31, 2025 and 2024.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

The following table presents changes in Level 3 liabilities measured at fair value for the years ended December 31, 2025 and 2024. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

				Convertible
	Warrant	Contingent Payable	Share	Notes At
	Liability	Derivative Liability	Payable	Fair Value	Total
Balance - January 1, 2024	$944	$9,188	$483	$12,771	$23,386
Additional share payable	—	—	688	—	688
Additional warrant liabilities as a result of reclassification	2,029	—	—	—	2,029
Issuance of convertible notes at fair value	—	—	—	19,900	19,900
Redemption of share payable	—	—	(1,012)	—	(1,012)
Additions from debt extinguishment	—	—	—	10,378	10,378
Debt repayment	—	—	—	(1,110)	(1,110)
Change in fair value	(754)	390	(16)	(7,715)	(8,095)
Balance - December 31, 2024	2,219	9,578	143	34,224	46,164
Additional share payable	—	—	1,271	—	1,271
Issuance of convertible notes at fair value	—	—	—	27,726	27,726
Redemption of share payable	—	—	(1,455)	—	(1,455)
Additions from debt extinguishment	—	—	—	11,491	11,491
Debt repayment	—	—	—	(1,000)	(1,000)
Debt conversion	—	—	—	(9,532)	(9,532)
Reclassification of liability classified warrants to equity	(5,175)	—	—	—	(5,175)
Reclassification of equity classified warrants to liabilities	2,643	—	—	—	2,643
Change in fair value	313	(162)	414	(25,633)	(25,068)
Balance - December 31, 2025	$—	$9,416	$373	$37,276	$47,065

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s warrant liabilities, share payable, and contingent conversion feature that are categorized within Level 3 of the fair value hierarchy as of December 31, 2025 and December 31, 2024 is as follows. The contingent conversion option of the contingent payable expired during the year ended December 31, 2025. The liability relates to the remaining redemption feature which, like the convertible notes at fair value, includes discount factors that are unobservable inputs and proprietary in nature.

	Share Payable
	For the years ended December 31,
	2025	2024
Strike price	$0.23	$0.33
Contractual term (years)	0.09	0.09
Volatility (annual)	63%	68%
Risk-free rate	4.2%	5.1%
Dividend yield (per share)	0%	0%

	As of December 31, 2025	As of December 29, 2025 (1)	As of July 26, 2025 (1)
	Share Payable	Warrant Liability	Warrant Liability
Strike price	$0.22	$0.35	$0.25
Contractual term (years)	0.05	1.05	1.40
Volatility (annual)	64%	90%	85%
Risk-free rate	3.7%	3.5%	4.1%
Dividend yield (per share)	0%	0%	0%

(1)Remeasurement as of reclassification date.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

	As of December 31, 2024
	Share Payable	Warrant Liability
Strike price	$0.25	$0.25
Contractual term (years)	0.08	0.58
Volatility (annual)	60%	66%
Risk-free rate	4.3%	4.2%
Dividend yield (per share)	0%	0%

5. Business Combination

On October 24, 2025 (the “Closing Date”), the Company completed the acquisition of Advent, a UK company, from Toucan Holdings, LLC (the “Seller”), which is a related party. As a result of the acquisition, Advent became a wholly owned subsidiary of the Company. Prior to the acquisition, Advent carried out the Company’s product and process development, manufacturing, cryostorage and distribution on a contract services basis.

The consideration for the acquisition will be paid in installments over two years, beginning 3 months after the closing of the acquisition, with potential acceleration after regulatory approval of the Company’s DCVax®-L product. The consideration includes a combination of a cash purchase price of approximately $1.9 million (£1.4 million) and cash payment of an amount equal to the net amount of accounts payable (“Net AP”) that was due from the Company to Advent prior to the acquisition for services already performed under the existing service contracts, totaling $6.0 million, which is net of $2.3 million buyer assumed liabilities, and certain Excluded Amounts (relating to non-Company matters prior to the acquisition date) that were retained by the Seller, totaling approximately $0.7 million (collectively, the “Purchase Consideration”), see Note 11. The unpaid balance will accrue interest at 7.5% annually.

The net assets received by the Company through the acquisition of Advent included 12 million shares of the Company’s common stock and 5.5 million fully vested stock options, which the Company had previously issued to Advent as compensation for contract services. The shares of the Company’s common stock were returned to the Company’s treasury and the stock options were cancelled at the Closing Date.

The Company anticipates that this acquisition will help enable efficiencies and scale-up of operations. The Company believes that integration of the companies can result in:

●	A fully integrated platform combining the technologies, expertise and intellectual property of NW Bio, Advent and Flaskworks;
●	Streamlining and efficiencies in supply chain management and facilities management;
●	Closing of operations at the GMP facility in London and reallocation of resources to the Sawston, UK facility and to capacity development in the U.S;
●	Facilitating scale-up of manufacturing capacity;
●	Streamlining and efficiencies in interactions with clinical sites and distribution of DCVax products.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

Based on the Company’s preliminary valuation, the consideration of $1.9 million has been allocated to assets acquired and liabilities assumed as of the Closing Date as follows (amount in thousands):

Total Non-AP Consideration (2)	$1,864

Cash	359
Current assets	355
Fixed assets, net	909
Intangible assets	51,518
Total assets acquired	53,141
Accounts payable	(1,583)
Accounts payable to related party	(669)
Accrued expenses	(3,905)
Deferred tax liability (1)	(13,074)
Total liabilities assumed	(19,231)
Net identifiable assets acquired	33,910

Accrued liabilities forgiven	(3,386)
Capital contribution	$(35,432)

(1)This deferred tax liability is solely an estimate of the hypothetical tax that could be due upon a re-sale of the intangible assets at the $52.0 million stepped up value included on the consolidated balance sheet (see Note 15).
(2)The Non-AP Consideration presented excludes additional Purchase Consideration comprised of payment equal to a Net AP amount of $6.0 million ($8.3 million AP netted against assumed liabilities of $2.3 million) related to contracted services performed prior to the acquisition, and Excluded Amounts of $0.7 million related to non-Company pre-acquisition matters. The consideration will be paid over time as described above.

The excess fair value of $35.4 million relating to the net identifiable assets acquired and liabilities assumed is considered a bargain purchase gain in accordance with ASC 805. However, since Advent was a related party of the Company, this was in essence a shareholder contributing its business to the Company at less than fair value. In such a situation, GAAP requires contributions from owners to be recorded in equity. Therefore, the bargain purchase gain was recognized as additional paid-in capital because the substance of the transaction was in essence a capital contribution from a related party.

Intangible assets acquired are comprised of $3.1 million of trademarks and trade name, $2.3 million of customer relationships and $46.1 million of indefinite-lived license.

The fair value of the trademarks and trade names was estimated based on a relief from royalty method and will be amortized over 10 years. The fair value of customer relationships was estimated based on the with-and-without method, which measures the incremental cash flows generated by these relationships compared to a scenario in which they did not exist, and will be amortized over 4 years. The fair value of the commercial license was determined using the multi-period excess earnings method. This method isolates the cash flows of the single asset by taking the total business earnings and subtracting contributory asset charges for all other assets to arrive at the total present value of the projected cash flows. The commercial license has an indefinite useful life and will not be amortized.

The Company incurred transaction expense of approximately $85,000 during the year ended December 31, 2025 related to its acquisition of Advent.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

6. Stock-Based Compensation

The following table summarizes total stock-based compensation expense recognized for the years ended December 31, 2025 and 2024 (in thousands).

	For the years ended
	December 31,
	2025	2024
Research and development	$1,167	$3,112
General and administrative	40	344
Total stock-based compensation expense	$1,207	$3,456

The total unrecognized compensation cost was approximately $0.8 million as of December 31, 2025 and will be recognized over the next 1.5 years.

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

The following table summarizes stock option activity for the Company’s option plans during the years ended December 31, 2025 and 2024 (in thousands, except per share amounts):

			Weighted
		Weighted	Average
		Average	Remaining	Total
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (in years)	Value
Outstanding as of January 1, 2024	317,076	$0.35	6.0	$114,097
Granted (1)	500	0.53	3.4	—
Cashless exercised	(650)	0.35	—	—
Expired	(100)	0.83	—	—
Outstanding as of December 31, 2024	316,826	0.35	5.0	3,932
Granted (2)	2,275	0.29	5.5	—
Forfeited (3)	(7,333)	0.26	—	—
Outstanding as of December 31, 2025	311,768	$0.35	4.0	$10
Options vested (4)	278,109	$0.33	4.0	$10
(1)	During the year ended December 31, 2024, the Company granted 500,000 stock options with an exercise price at $0.53 per share to a staff employee. The options vested immediately on the grant date. In addition, the Company will make an additional payment of

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

$0.30 per option exercised by the employee for a maximum amount of $150,000. The Company has fully accrued this additional payment as of December 31, 2025 on its consolidated balance sheets.
(2)	During the year ended December 31, 2025, the Company granted 2 million stock options to a new-hire employee, of which 1.8 million options were forfeited in the same period. The Company also granted 0.3 million options to key external consultants who provide services to the Company.
(3)	As part of the Advent acquisition, 5.5 million stock options that were previously issued to Advent as compensation for services were returned to the Company and cancelled. These options were fully vested as of the date of the acquisition of Advent.
(4)	Of the total 278 million vested options, 183 million are subject to agreements (the “Blocker Letter Agreements”) under which they cannot be exercised except upon at least 61 days’ prior notice.

The Black-Scholes option pricing model is used to estimate the fair value of stock options granted. The weighted average assumptions used in calculating the fair values of stock options that were granted during the years ended December 31, 2025 and 2024:

	For the years ended
	December 31,
	2025	2024
Exercise price	$0.29	$0.53
Expected term (years)	3.2	2.1
Expected stock price volatility	77%	73%
Risk-free rate	3.8%	4.5%
Dividend yield (per share)	0%	0%

Other Service Agreements

During year ended December 31, 2025, the Company issued 150,000 shares of common stock to an unrelated vendor who provided professional services for the Company. The fair value of the common stock on the issuance date was approximately $39,000, which was expensed immediately on the issuance date.

During the year ended December 31, 2024, the Company issued 350,000 shares of common stock to an unrelated vendor who provided professional services for the Company. The fair value of the common stock on the issuance date was approximately $0.2 million, which was expensed over a three-month service period.

7. Intangible Assets, Net

Intangible assets as of December 31, 2025 and 2024 consisted of the following (in thousands):

	December 31	December 31,	Estimated
	2025	2024	Useful Life
In-process research and development	$1,292	$1,292	Indefinite
License	46,630	—	Indefinite
Trade names	3,156	—	10 years
Accumulated amortization	(59)	—
Trade names net carrying value	3,097	—
Customer relationships	2,274	—	4 years
Accumulated amortization	(105)	—
Customer relationships net carrying value	2,169	—
Total intangible assets, net	$53,188	$1,292

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

As of December 31, 2025, the Company’s estimate of amortization for finite-lived intangibles for each of the five succeeding fiscal years and thereafter was as follows:

Year ended December 31, 2026	$884
Year ended December 31, 2027	884
Year ended December 31, 2028	884
Year ended December 31, 2029	779
Year ended December 31, 2030	316
Thereafter	1,519
$5,266

8. Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,	Estimated
	2025	2024	Useful Life
Leasehold improvements	$19,079	$17,973	Lesser of lease term or estimated useful life
Office furniture and equipment	604	531	3-5 years
Computer and manufacturing equipment and software	5,311	3,160	3-5 years
Land in the United Kingdom	91	85	NA
	25,085	21,749	NA
Less: accumulated depreciation	(7,679)	(5,553)
Total property, plant and equipment, net	$17,406	$16,196

Depreciation expense was approximately $1.9 million and $1.7 million for the years ended December 31, 2025 and 2024, respectively.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

9. Outstanding Debt

2025 Activities

The following tables summarize outstanding debt as of December 31, 2025 (in thousands):

		Stated				Fair
		Interest	Conversion		Remaining	Value	Carrying
	Maturity Date	Rate	Price	Face Value	Debt Discount	Adjustment	Value
Short term convertible notes payable
6% unsecured	Due	6%	$3.09	$135	$—	$—	$135
8% unsecured	Various	8%	$0.20	505	—	—	505
				640	—	—	640
Long term convertible notes payable
11% unsecured	Various	11%	$0.21 - $0.22	325	—	—	325
				325	—	—	325
Short term convertible notes at fair value
0% unsecured	Various	0%	Variable	5,250	—	1,175	6,425
11% unsecured	Various	11%	$0.21 - $0.30	26,815	—	(5,047)	21,768
12% unsecured	Various	12%	$0.19 - $0.21	5,620	—	(1,757)	3,863
				37,685	—	(5,629)	32,056
Short term notes payable
0% unsecured	On Demand	0%	N/A	2,140	—	—	2,140
8% unsecured	Various	8%	N/A	6,921	(156)	—	6,765
12% unsecured	On Demand	12%	N/A	563	—	—	563
				9,624	(156)	—	9,468
Long term convertible notes at fair value
11% unsecured	Various	11%	$0.19 - $0.25	5,150	—	70	5,220
				5,150	—	70	5,220
Long term notes payable
8% unsecured	Various	8%	N/A	13,220	(887)	—	12,333

Ending balance as of December 31, 2025				$66,644	$(1,043)	$(5,559)	$60,042

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

During the year ended December 31, 2025, the Company issued approximately 96.7 million shares of common stock with a fair value of $25.9 million to certain Note Payable lenders in lieu of cash payments of $19.7 million of debt, including $1.8 million of accrued interest. In addition, the Company has extinguished certain debt pursuant to exchange agreements executed with various holders pursuant to which the Company issues common stock at a price based on a designated pricing period (the “Share payable”). During the year ended December 31, 2025, the Company settled $1.5 million of Share payables and accrued $0.4 million of Share payable. The Company recognized an approximately $6.0 million debt extinguishment loss during the year ended December 31, 2025 from the Note Payable debt redemption.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

Convertible Notes

In November 2025, the Company entered into several two-year convertible notes (collectively the “November Convertible Notes”) with multiple individual investors (the “Holders”) with an aggregate principal amount of $0.3 million. The November Convertible Notes bear interest at 11% per annum and are convertible into common shares between $0.21 and $0.22 per share at the Holders’ option.

During the year ended December 31, 2025, the Company modified a convertible note that was originally issued in February 2024 by extending the maturity dates and reducing the conversion price (the “Amended Convertible Note”). The modifications were accounted for as a debt extinguishment. As a result, the Company recognized approximately $47,000 of debt extinguishment gain during the year ended December 31, 2025 from this debt amendment.

During the year ended December 31, 2025, approximately $1.4 million of convertible notes, including $0.2 million of accrued interest were converted into 7.1 million shares of common stock.

Convertible Notes at Fair Value

During the year ended December 31, 2025, the Company entered into several two-year convertible notes and one-year convertible notes (collectively the “2025 Convertible Notes”) with multiple individual investors (the “Holders”) with an aggregate principal amount of $15.1 million. Of the total $15.1 million, $3 million was exchanged from a previously executed non-dilutive financial instrument and $0.7 million was exchanged from outstanding interest. The fair value of the 2025 Convertible Notes on the issuance date was approximately $17.6 million. The Company recognized a loss of $2.6 million upon the issuance of the 2025 Convertible Notes, which was calculated at the difference between the principal amount and the fair value of the 2025 Convertible Notes. The 2025 Convertible Notes bear interest at 11%-12% per annum and are convertible into common shares between $0.19 and $0.245 per share at the Holder’s option. In addition, the Holders have an alternative option to convert the Long-term Convertible Notes and the Short-term Convertible Notes into a non-dilutive financial instrument, which has the same terms at those in the non-dilutive funding agreements as described in Note 14. The Company elected the FVO to fair value the convertible notes described above under the guidance in ASC 825. The convertible notes at fair value are required to be remeasured using level 3 fair value measurements (see Note 4) at each reporting period.

During the year ended December 31, 2025, the Company modified certain existing convertible notes by (i) extending the maturity dates; (ii) reducing the conversion price, (iii) increase the interest rate, and (iv) granting the notes holders the right to further extend the maturity date of the notes for a period of time not to exceed 24 months. The modifications were accounted for as a debt extinguishment as the conversion feature of the amended notes were substantially different from the original terms. As a result, the Company recognized approximately $11.4 million of debt extinguishment loss during the year ended December 31, 2025 from these convertible note debt amendments.

During the year ended December 31, 2025, the Company converted $2.0 million of certain convertible notes, including $0.2 million of accrued interest into 7.8 million shares of common stock.

Yorkville Notes

As previously disclosed, on December 19, 2024, the Company entered into a Standby Equity Purchase Agreement (“SEPA”) with YA II PN, LTD (“Yorkville”). Upon entry into the SEPA, the Company issued Yorkville a $5.0 million convertible promissory note for net proceeds of $4.7 million after a 7% original issue discount (the “2024 Yorkville Note”). During the year ended December 31, 2025, the Company issued 21.5 million shares of common stock to convert $5.0 million of the 2024 Yorkville Note. As of December 31, 2025, the 2024 Yorkville Note was fully converted.

On June 30, 2025, the Company and Yorkville entered into a supplemental agreement to increase the amount of convertible promissory notes allowed to be issued by $3.0 million. On June 30, 2025, the Company issued Yorkville a $3.0 million convertible promissory note for net proceeds of $2.9 million after a 5% original issue discount (the “June Yorkville Note”). The June Yorkville Note does not bear interest and matures on June 30, 2026. The June Yorkville Note is convertible into the Company’s common Stock at a conversion price equal to the lower of (i) $0.2932 per share, or (ii) a price per share equal to 95% of the lowest daily VWAP during the 5 consecutive trading days immediately prior to the conversion date. The amounts of such conversions are limited to $0.8 million in any given calendar month unless the conversion price is above $0.2932 per share.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

On November 14, 2025, the Company and Yorkville entered into another supplemental agreement to increase the amount of convertible promissory notes allowed to be issued by $5.0 million. On November 14, 2025, the Company issued Yorkville a $5.0 million convertible promissory note for net proceeds of $4.8 million after a 5% original issue discount (the “November Yorkville Note”). The November Yorkville Note does not bear interest and matures on November 14, 2026. The November Yorkville Note is convertible into the Company’s common Stock at a conversion price equal to the lower of (i) $0.29 per share, or (ii) a price per share equal to 95% of the lowest daily VWAP during the 5 consecutive trading days immediately prior to the conversion date. The amounts of such conversions are limited to $1 million in any given calendar month unless the conversion price is above $0.29 per share.

The Company elected the FVO to fair value the June Yorkville Note and November Yorkville Note on the issuance date and will subsequently remeasure at the end of each reporting period. The estimated fair value of the June Yorkville Note and November Yorkville Note on the issuance date were approximate $10.1 million. The Company recognized a loss of $2.1 million upon the issuance of the June Yorkville Note and November Yorkville Note, which was calculated at the difference between the principal amount and the fair value of the note. During the year ended December 31, 2025, the Company issued 12.5 million shares of common stock to convert $2.8 million of the June Yorkville Note. As of December 31, 2025, the fair value of the remaining June Yorkville Note and November Yorkville Note were approximately $6.4 million, which was included in Convertible notes at fair value on the consolidated balance sheets.

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

Notes Payable

On April 26, 2024, the Company entered into a Commercial Loan Agreement (the “April Commercial Loan”) with a commercial lender for an aggregate principal amount of $11.0 million. The April Commercial Loan bears interest at 8% per annum with a 22-month term. There were no principal repayments due during the first eight months of the term. The April Commercial Loan is amortized in 14 installments starting on December 26, 2024. No redemption has been made as of December 31, 2025. The April Commercial Loan carries an original issue discount of $1.0 million.

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

As consideration for entering into the package of February Convertible Notes for $1.8 million as described above, the Company amended the Holders’ existing convertible notes and warrants, whereby the maturity date of certain notes and warrants was extended, the conversion price of certain notes was reduced, and the exercise prices of certain warrants were reduced. These amendments in January and February of 2024 involving 16 tranches of warrants and 10 debt instruments were accounted for as both debt modification and debt extinguishment. The Company recognized approximately $1.3 million of debt extinguishment losses during the year ended December 31, 2025 from these debt amendments.

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

Convertible Notes at Fair Value

During the year ended December 31, 2024, the Company entered into several one-year convertible notes (the “2024 One-Year Dual Convertible Notes”) with multiple individual investors (the “2024 One-Year Note Holders”) with an aggregated principal amount of $5.5 million. The 2024 One-Year Dual Convertible Notes bear interest at 11% per annum and are convertible into Series C preferred shares between $10.00 and $11.50 per share at the 2024 One-Year Note Holder’s sole option. The Series C preferred shares are convertible into common stock 30 days after the debt conversion date. Each Series C preferred share is convertible into 25 shares of common stock. In addition, the One-Year Note Holders have an alternative option to convert the Convertible Notes into a non-dilutive financial instrument, which has the same terms at those in the non-dilutive funding agreements as described in Note 14.

During the year ended December 31, 2024, the Company entered into several two-year convertible notes (the “2024 Two-Year Dual Convertible Notes”) with multiple individual investors (the “2024 Two-Year Note Holders”) with an aggregate principal amount of $8.6 million. Of the total $8.6 million, $0.3 million was exchanged from a previously executed non-dilutive financial instrument. The

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

Company received net cash proceeds of $8.3 million. The 2024 Two-Year Dual Convertible Notes bear interest at 11% per annum and are convertible into common shares between $0.285 and $0.38 per share at the 2024 Two-Year Note Holder’s sole option. In addition, the 2024 Two-Year Note Holders have an alternative option to convert the 2024 Two-Year Dual Convertible Notes into a non-dilutive financial instrument, which has the same terms at those in the non-dilutive funding agreements as described in Note 14.

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

Interest Expense Summary

The following table summarizes total interest expenses related to outstanding debt for the years ended December 31, 2025 and 2024, respectively (in thousands):

	For the years ended
	December 31,
	2025	2024
Interest expenses related to outstanding notes:
Contractual interest	$6,285	$4,598
Amortization of debt discount	1,887	2,476
Issuance costs	499	676
Total interest expenses related to outstanding notes	8,671	7,750
Other interest expenses	24	17
Total interest expense	$8,695	$7,767

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

The following table summarizes the principal amounts of the Company’s debt obligations as of December 31, 2025 (in thousands):

	Payment Due by Period
		Less than	1 to 2
	Total	1 Year	Years
Short term convertible notes payable
6% unsecured	$135	$135	$—
8% unsecured	505	505	—
Short term convertible notes payable at fair value
0% unsecured	5,250	5,250	—
11% unsecured	26,815	26,815	—
12% unsecured	5,620	5,620	—
Short term notes payable
0% unsecured	2,140	2,140	—
8% unsecured	6,921	6,921	—
12% unsecured	563	563	—
Long term convertible notes payable
11% unsecured	325	—	325
Long term convertible notes payable at fair value
11% unsecured	5,150	—	5,150
Long term notes payable
8% unsecured	13,220	—	13,220
Total	$66,644	$47,949	$18,695

10. Net Loss per Share Applicable to Common Stockholders

The following securities were not included in the diluted earnings (loss) per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the years ended
	December 31,
	2025	2024
Series C convertible preferred stock	19,609	24,320
Common stock options	311,768	316,826
Common stock warrants - equity classified	92,891	61,702
Common stock warrants - liability classified	—	32,497
Convertible notes and accrued interest	222,732	111,167
Potentially dilutive securities	647,000	546,512

11. Related Party Transactions

Advent BioServices

The following sections describe the contractual arrangements between the Company and Advent prior to the Company’s acquisition of Advent, including operational activities and milestones pursuant to those contracts, and then describe the acquisition in October 2025

The Company had three operational programs with Advent: (a) an ongoing development and manufacturing program at the GMP facility in London, (b) an ongoing development and manufacturing program at the Sawston GMP facility, and (c) periodic specialized programs such as the program related to the MAA pre-requisites, drafting and submission. The Company also executed a SOW #8 covering the work required to establish the DCVax-Direct program in the U.K. and manufacture DCVax-Direct products for global use.

Each of the operational programs was covered by a separate contract. The ongoing manufacturing in the London facility was covered by a Manufacturing Services Agreement (“MSA”) entered into on May 14, 2018. The development and manufacturing program at the Sawston facility was covered by an Ancillary Services Agreement entered into on November 18, 2019. Each periodic specialized

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

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

SOW 8 included the following 5 one-time milestones with corresponding milestone payments (which were only payable after the milestone had been achieved):

(a) Basic Technology Transfer, New SOPs & Regulatory Documents.

Review of documents, specifications and data from the prior DCVax-Direct program conducted by Cognate BioServices. Development of a new set of SOPs for DCVax-Direct production in Sawston and new regulatory documents for the U.K. Initial implementation in Sawston; many engineering runs. Data generation for comparability analyses of both the process and the product. Milestone payment of £0.55 million (approximately $0.7 million) upon completion.

As of October 24, 2025, this milestone had been completed and paid.

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

As of October 24, 2025, this milestone had been completed but had not yet been paid. The Company had an accrued liability of $0.6 million related to this milestone, which was reclassed to consideration payable to the Seller as of the closing of the acquisition.

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

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

new composition of DCVax-Direct vs prior composition. Milestone payment of £0.60 million (approximately $0.8 million) upon completion.

As of October 24, 2025, this milestone had been completed but had not yet been paid. The Company had an accrued liability of $0.8 million related to this milestone, which was reclassed to consideration payable to the Seller as of the closing of the acquisition.

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

As of October 24, 2025, this milestone had been completed but had not yet been paid. The Company had an accrued liability of $0.5 million related to this milestone, which was reclassed to consideration payable to the Seller as of the closing of the acquisition.

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

As of October 24, 2025, the Company had an accrued liability of $0.5 million related to this milestone, which was reclassed to consideration payable the Seller as of the closing of the acquisition.

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

During the year ended December 31, 2024, the Company paid an aggregate of $5.0 million in cash, of which $1.0 million was related to two milestones that were completed and fully expensed in 2022, but were unpaid as of December 31, 2022, $4.0 million was payment for four completed one-time milestones (MAA workstream for Mechanism of Action, obtaining a commercial manufacturing license from the MHRA on March 2023 and completion of drafting key portions of the application and submit the application to MHRA for product approval). The Company issued 4.5 million common shares as a result of completion of the two one-time milestones (obtaining a commercial manufacturing license from the MHRA and completion of drafting of the application) at a fair value of $3.2 million, of which $0.6 million was recognized during the year ended December 31, 2024 and $2.6 million had already been recognized (but not paid) in 2022.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

The following table summarizes total research and development costs from Advent prior to the Company’s acquisition (in thousands).

	For the period through	For the year ended
	October 24, 2025	December 31, 2024
Advent BioServices
Manufacturing cost in London	$5,673	$7,601
Manufacturing cost at Sawston facility	10,155	11,412
SOW 8 one-time milestones – Cash
Expensed and paid (milestone complete) (1)	—	712
Expensed and due, but unpaid (milestone complete) (2)	285	1,359
Expensed but unpaid, not yet due (milestone not yet complete) (3)	307	286
Total	$16,420	$21,370
(1)	The expense for the year ended December 31, 2024 covers the following one-time milestone: Basic technology transfer, new SOPs & regulatory documents.
(2)	The expense for the year ended December 31, 2025 covers one-time milestone: Technology transfer: clean room implementation. Other due and unpaid amounts have been accrued previously.

The expense for the year ended December 31, 2024 covered 2 one-time milestones: 1) Process development: TFF system vs. other systems, and 2) Process development: existing and new product composition.

(3)	This covers one-time milestone: Draft new IMPD (Investigational Medicinal Product Dossier) and new IND (CMC section).

Related Party Accounts Payable

As of December 31, 2024, there were outstanding unpaid accounts payable and accrued expenses owed to Advent as summarized in the following table (in thousands). These unpaid amounts are part of the Related Party expenses reported in the above section.

	December 31, 2025	December 31, 2024
Advent BioServices - amount invoiced but unpaid	$—	$1,692
Advent BioServices - amount accrued but unpaid (1)	—	2,760
Total payable and accrued, but unpaid to Advent BioServices	$—	$4,452
(1)	The 2024 balance included $1.1 million which was not payable in cash but represented the value of 1.5 million shares that were issuable to Advent, following final Board approval, for achievement of the one-time milestone for submission of the MAA application to MHRA on December 20, 2023. Upon the acquisition of Advent on October 24, 2025, this accrued liability of $1.1 million was effectively settled and was reclassed back to additional paid-in capital.

Acquisition of Advent

The Company entered into an agreement to acquire Advent on August 27, 2025, and closed on the acquisition on October 24, 2025. Prior to the acquisition, Advent was wholly owned by Toucan Holdings LLC (“Seller”). The Company’s Chairperson and Chief Executive Officer, Linda Powers, was the controlling member of the Seller. Following the acquisition, Advent is now a wholly owned subsidiary of the Company.

The consideration for the acquisition will be paid in installments over two years, beginning 3 months after the closing of the acquisition, with potential acceleration after regulatory approval of the Company’s DCVax®-L product. The consideration includes a combination of a cash purchase price of approximately $1.9 million (£1.4 million) and cash payment of an amount equal to the net amount of accounts payable (“Net AP”) that was due from the Company to Advent prior to the acquisition for services already performed under the existing service contracts, totaling $6.0 million, which is net of $2.3 million buyer assumed liabilities, and Excluded Amounts (relating to non-Company matters prior to the acquisition date) were retained by the Seller, totaling approximately $0.7 million (collectively, the “Purchase Consideration”). The unpaid balance will accrue interest at 7.5% annually.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

The net assets received by the Company through the acquisition of Advent included 12 million shares of the Company’s common stock and 5.5 million stock options, which the Company had previously issued to Advent as compensation for contract services. The shares of the Company’s common stock were returned to the Company’s treasury and the stock options were cancelled at the Closing Date.

12. Preferred Stock

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

2025 Activities

During the year ended December 31, 2025, approximately 0.2 million Series C Shares with a book value of $2.8 million were converted into 4.7 million common shares at a ratio of 1:25.

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

13. Stockholders’ Deficit

Common Stock

On December 29, 2025, the Company filed a Certificate of Amendment of its Seventh Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) with the Secretary of the State of Delaware, which effected an increase in the Company’s authorized shares of common stock, from 1.7 billion to 2.6 billion, par value $0.001 per share.

2025 Activities

During the year ended December 31, 2025, the Company received $19.3 million from the issuance of 88.1 million shares of common stock.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

During the year ended December 31, 2025, the Company issued approximately 96.7 million shares of common stock with a fair value of $25.9 million to certain Note Payable lenders in lieu of cash payments of $19.7 million of debt, including $1.8 million of accrued interest (see Note 9).

During the year ended December 31, 2025, the Company converted $11.1 million outstanding convertible notes, including $0.4 million of accrued interest into approximately 49 million shares of common stock (see Note 9).

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

As described in Note 9, on December 19, 2024, the Company entered into a SEPA with Yorkville. Pursuant to the SEPA, subject to certain conditions and limitations, the Company has the option, but not the obligation, to issue and sell to Yorkville up to $50.0 million (the “Commitment Amount”) in aggregate gross purchase price of the Company’s common stock at any time during the 24-month term of the SEPA at 95% or 97% of the then prevailing market price. In connection with the SEPA, the Company paid Yorkville a structuring fee of $25,000. Additionally, the Company paid a commitment fee of $0.5 million in the form of 1.6 million shares of common stock (the “Commitment Shares”), representing 1% of the Commitment Amount (the “Commitment Fee”) divided by 120% of the VWAP of the common stock on the trading day immediately prior to the date of the SEPA. The Commitment Fee associated with the SEPA was expensed as incurred because the SEPA represents a derivative instrument pursuant to ASC 815, and was recognized as part of General and administrative on the consolidated statement of operations during the year ended December 31, 2025.

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

During the year ended December 31, 2024, the Company issued approximately 53.0 million shares of common stock with a fair value of $19.4 million to certain lenders in lieu of cash payments of $14.8 million of debt, including $1.7 million of accrued interest, and settled $1.0 million true-up provision (see Note 9).

Treasury Stock

In connection with Advent carrying out the Company’s product development and manufacturing prior to the acquisition, the Company issued 12 million shares of common stock for the achievement of certain one-time milestones under SOW 6. In connection with the acquisition of Advent, see Note 5, the 12 million shares of common stock reverted to the Company and were no longer considered outstanding. The Company treated this transaction as a repurchase of common stock from Advent for no consideration. The Company recognized $12,000 in treasury stock which represents the par value of 12 million common shares repurchased.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

Stock Purchase Warrants

The following is a summary of warrant activity for the years ended December 31, 2025 and 2024 (in thousands, except per share data):

	Number of	Weighted Average	Remaining
	Warrants	Exercise Price	Contractual Term
Outstanding as of January 1, 2024	105,241	$0.31	1.83
Warrants granted	244	0.40
Warrants exercised for cash	(6,492)	0.24
Cashless warrants exercise	(4,794)	0.27
Outstanding as of December 31, 2024	94,199	0.28	2.20
Warrants exercised for cash	(104)	0.23
Warrants expired and cancellation	(1,204)	0.34
Outstanding as of December 31, 2025	92,891	$0.27	2.37

At December 31, 2025, of the approximately 93 million total outstanding warrants listed above, approximately 92 million warrants were under Blocker Letter Agreements or suspension agreements.

Warrant Modifications

During the year ended December 31, 2025 and 2024, the Company amended multiple equity classified warrants whereby the maturity dates of certain warrants were extended for an additional approximately 3-6 months. The value of these modifications was calculated using the Black-Scholes-Merton option pricing model based on the following weighted average assumptions.

For the year ended December 31, 2025:

	Post-modification	Pre-modification
Exercise price	$0.28	$0.28
Expected term (in years)	3.2	2.9
Volatility	78%	78%
Risk-free interest rate	3.7%	3.7%
Dividend yield	0%	0%

For the year ended December 31, 2024:

	Post-modification	Pre-modification
Exercise price	$0.30	$0.31
Expected term (in years)	2.1	1.9
Volatility	73%	82%
Risk-free interest rate	4.7%	4.7%
Dividend yield	0%	0%

During the year ended December 31, 2025 and 2024, the incremental fair value attributable to the modified awards compared to the original awards immediately prior to the modification was calculated at $1.3 million and $3.0 million, respectively. The Company recognized $1.3 million and $1.4 million as a deemed dividend and is reflected as “Deemed dividend related to warrant modifications” in the accompanying consolidated statement of operations and comprehensive loss, respectively. The warrant modifications in 2024 also included $1.6 million that was associated with a debt financing and was recognized as an additional debt discount and interest expense, see Note 9.

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

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

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

Between November and December 2025, certain warrants previously classified as equity instruments were determined to be liability classified (the “Impacted Warrants”) due to the Company having an insufficient number of authorized shares. On December 30, 2025, the shareholders of the Company approved an amendment to the Articles of Incorporation to increase the number of authorized shares of common stock and as a result the Company has sufficient authorized and unissued shares. Accordingly, the Company determined that the Impacted Warrants were reclassified to equity. In accordance with the guidance in ASC 815-40-35-10, the Company remeasured the Impacted Warrants to fair value immediately before the reclassification and recorded the change in fair value of approximately $0.9 million in the consolidated statements of operations.

14. Commitments and Contingencies

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

The Company’s prior office lease in the U.K. expired in July 2025. In January 2025, the Company entered into an agreement for a new office lease in the U.K. to begin in late May 2025 (the “2025 U.K. Office Lease”). An additional document, involving a reconstitution schedule, was required in order to complete the lease arrangement. However, the Company decided not to take the space and the parties did not reach agreement on the reconstitution schedule. The Company entered into a side letter with the landlord on July 30, 2025 to finalize the lease exit terms. The Company is required to pay $0.1 million each quarter for a maximum of 2.5 years. Payment will stop upon the property being leased to a new tenant. The Company recognized a contingent loss liability of $1.0 million related to the lease settlement. Upon the acquisition of Advent on October 24, 2025, an additional $0.8 million of contingent loss liability related to the 2025 U.K. Office Lease was recognized in the consolidation. The Company will recognize any remaining unpaid lease liability as a gain contingency upon the early exit of the lease liability. As of December 31, 2025, the Company had approximately $1.6 million contingent loss liability related to the 2025 U.K. Office Lease.

The Company’s office lease in the U.S. would have expired in August 2024. However, on August 22, 2024, the Company extended its office lease in the U.S for an additional 2 years under an amended agreement. The Company recognized additional $0.4 million ROU assets and lease liabilities for its amended office lease in the U.S.

At December 31, 2025, the Company had operating lease liabilities of approximately $4.8 million for both the 20-year lease of the building for the manufacturing facility in Sawston, U.K., and the current office lease in the U.S. and ROU assets of approximately $4.2 million for the Sawston lease and U.S. office lease are included in the consolidated balance sheet.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

Operating Lease- Lessor Arrangements

On December 31, 2021, the Company entered into a Sub-lease Agreement (the “Agreement”) with Advent. The Agreement permitted use by Advent of a portion of the space in the Sawston facility, which is leased by the Company under a separate head lease with a different counterparty (Huawei) that commenced on December 14, 2018. The Company subleased approximately 14,459 square feet of the 88,000 square foot building interior space, plus corresponding support space and parking. The lease payment amount under the Agreement are two times the amount payable by the Company under the head lease (which is currently £5.75 or approximately $7.74 per square foot based on exchange rate as of December 31, 2025), but subject to a cap of $10 per square foot. Accordingly, the monthly lease payments under the Sub-lease are based on $145,000 annually for 2025. The total lease payments paid by the Company to Huawei for the 88,000 square foot facility, exterior spaces and parking under the head lease are £550,000 (approximately $740,000) per year. The term of the Agreement shall end on the same date as the head lease term ends.

Upon the acquisition of Advent on October 24, 2025, the Agreement is considered an intercompany lease, and income and expense related to the sub-lease for the post acquisition period are eliminated in consolidation.

The following summarizes quantitative information about the Company’s operating leases (in thousands):

	For the year ended
	December 31, 2025
	U.K	U.S	Total
Lease cost
Operating lease cost	$646	$211	$857
Short-term lease cost	230	287	517
Variable lease cost	183	11	194
Sub-lease income through October 24, 2025	(118)	—	(118)
Total	$941	$509	$1,450

Other information
Operating cash flows from operating leases	$(651)	$(233)	$(884)
Weighted-average remaining lease term – operating leases	6.5	0.7
Weighted-average discount rate – operating leases	12%	12%

	For the year ended
	December 31, 2024
	U.K	U.S	Total
Lease cost
Operating lease cost	$627	$244	$871
Short-term lease cost	52	—	52
Variable lease cost	—	24	24
Sub-lease income	(145)	—	(145)
Total	$534	$268	$802

Other information
Right of use assets exchanged for new operating lease liabilities	$—	$364	$364
Operating cash flows from operating leases	$(665)	$(205)	$(870)
Weighted-average remaining lease term – operating leases	7.0	1.3
Weighted-average discount rate – operating leases	12%	12%

The Company recorded lease costs as a component of general and administrative expense during the years ended December 31, 2025 and 2024.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

Maturities of our operating leases, excluding short-term leases and sublease agreement, are as follows:

Year ended December 31, 2026	$916
Year ended December 31, 2027	700
Year ended December 31, 2028	700
Year ended December 31, 2029	700
Year ended December 31, 2030	700
Thereafter	5,576
Total	9,292
Less present value discount	(4,507)
Operating lease liabilities included in the Consolidated Balance Sheet at December 31, 2025	$4,785

German Tax Matter

The German tax authorities have audited our wholly owned subsidiary, NW Bio GmbH, for 2013-2015. The NW Bio GmbH submitted substantial documentation to refute certain aspects of the assessments and the German tax authorities agreed in principle with the Company’s proposed revised approach and settlement offer. A final settlement bill was received from the German Tax Authority confirming that only a portion of the original bill was owed, €277,000 (approximately $329,000), for corporate taxes, interest, and reduced penalty for the period under audit, which the Company paid on September 2, 2021. The Company also received and paid the final settlement bill from the local authority for trade taxes for the audit period in the amount of €231,000 (approximately $272,000). On November 4, 2021, the Company received a letter from the local tax authorities asking for additional late fees of €513,000 (approximately $554,000) on reimbursable withholding taxes that had been waived during the settlement process. On December 8, 2021, the Company appealed the assessment of additional late fees. Additionally, the Company has deregistered its business with the City of Leipzig, as it no longer conducting any business activities. The deregistration was granted effective December 31, 2021. Between January 2022 and July 2022, the Company received tax bills for the corporate and trade taxes for the 2016-2020 tax years that totaled approximately €222,000 (approximately $238,000). On July 27, 2022, the Company was informed that the German Tax Authorities were prepared to waive €135,000 (approximately $145,000) of the penalties. The Company offered to pay this reduced penalty if an extended payment plan was approved. A response was received dated November 14, 2022 indicating that the tax authority would not be able to grant a further deferral of payment of these penalties. In a letter dated December 27, 2022, the Leipzig tax authority sent letters to the former and current managing directors of NW Bio GmbH giving 30 days to respond to a tax liability questionnaire. Based on the responses to the liability questionnaires the tax authorities have currently not directed any further measures against former and current managing directors of NW Bio GmbH with respect to tax liability proceedings. On October 12, 2023 and January 16, 2024, the Company made €189,000 (approximately $201,000) and €189,000 (approximately $207,000) payments, respectively, regarding to the late payment penalty. As of December 31, 2025, the Company accrued for trade tax liability of €156,000 (approximately $183,000) and corporation tax of €99,000 (approximately $116,000). Based on the Company’s current operating state in Germany and the negotiations, the Company believes, based on its evaluation under ASC 740, that the resolution of these tax matters will not likely result in a net material charge to the Company.

Other Contingent Payment Obligation

During the year ended December 31, 2025 and 2024, the Company exchanged $3 million and $0.3 million from certain previously executed non - dilutive financial instrument to new convertible notes (see Note 9), respectively. During the year ended December 31, 2024, the Company entered into a non-dilutive funding agreement with an individual investor, pursuant to which the Company received funding of $50,000 related to a gain contingency.

As of December 31, 2025, the Company had contingent payment obligations of $1.7 million, which are related to a gain contingency from non-dilutive funding agreements with various investors. These agreements are accounted for under ASC 470 and are recognized as contingent payment obligations on the Company’s condensed consolidated balance sheet. The Company’s payment obligations only apply when such are received by the Company.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

15. Income Taxes

A sweeping legislative package formally titled “An act to provide for reconciliation pursuant to title II of H. Con. Res. 14” (the “Act”), and commonly referred to as the One Big Beautiful Bill Act, was signed into law on July 4, 2025. The legislation includes numerous changes to existing tax law that are retroactive to the beginning of 2025, including provisions for the current deductibility of certain property additions and deductibility of current and previously capitalized domestic research and development costs. In our U.S. tax provision, we’ve elected to accelerate all previously capitalized domestic research costs ratably over 2025 and 2026. These impacts have been incorporated into our provision for income taxes and cash tax forecasts. Additionally, multiple changes are effective beginning in 2026 and we are continuing to evaluate the impacts they will have on our subsequent consolidated financial statements and related disclosures.

No provision was made for U.S. taxes on undistributed foreign earning as such earnings are considered to be permanently reinvested. It is not practicable to determine the amount of additional tax, if any that might be payable on those earnings if repatriated.

Income before income taxes included the following (in thousands):

	As of December 31, 2025	As of December 31, 2024
Pretax book income/(loss)
United States	$(56,511)	$(77,193)
United Kingdom	(6,378)	(5,541)
Germany	—	(1,008)
Netherlands	119	(35)
Pretax book loss	$(62,770)	$(83,777)

The tax effects of temporary differences and tax loss and credit carry forwards that give rise to significant portions of deferred tax assets and liabilities at December 31, 2025 and 2024 are comprised of the following (in thousands):

	As of December 31, 2025	As of December 31, 2024
Deferred tax asset
Net operating loss carryforward	$236,137	$222,329
Research and development credit carry forwards	19,746	18,687
Capitalized research and experimental expenditures	24,835	23,496
Stock based compensation	16,856	17,116
Intangible assets	(12,970)	38
Other	12	(407)
Total deferred tax assets	284,616	281,221
Valuation Allowance	(297,787)	(281,221)
Deferred tax liability, net of allowance	$(13,171)	$—

The Company has identified the United States, Maryland, Germany and United Kingdom as significant tax jurisdictions.

The Company’s U.S. net operating loss (“NOL”) carryforwards for tax purposes as of December 31, 2025, are approximately $828.0 million. Unused NOL carryforwards from years prior to 2018 of $506.7 million will expire through 2038. NOL incurred in 2018 and later amount to $321.3 million and shall carryforward indefinitely. NOL carryforwards are generally available to offset future taxable income. However, an Internal Revenue Code Section 382 analysis has not been performed to determine availability of NOL to offset future taxable income, and the utilization of NOL may be limited under the Internal Revenue Code Section 382 as a result of changes in ownership of the Company’s stock over the loss periods and prior to utilization of the carryforwards. The Company also has approximately $19.0 million in research and development tax credits available to offset federal income tax in future periods. If unused, these credits expire through 2045. The Company’s NOL carryforwards for foreign tax purposes as of December 31, 2025 are $27.7 million. NOL in the United Kingdom and Germany of $9.0 million and $18.7 million respectively do not expire over time. The Company’s tax years are still open under statute from 2019 to present, although NOL carryovers from prior tax years are subject to examination and adjustments to the extent utilized in future years.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

In connection with the Advent acquisition, the Company reported approximately $52.0 million of identifiable intangible assets for financial reporting purposes. If the Company were to re-sell those assets, it could recognize a gain of approximately $52.0 million and owe U.K. taxes on that gain. However, the Company does not currently have any plans to re-sell the assets and as such does not anticipate incurring any tax effect. Because the transaction did not give rise to a corresponding step-up in the U.K. tax basis of the underlying assets, the Company recorded an ending deferred tax liability of approximately $13.0 million related to the excess of the financial reporting basis over the tax basis of such intangible assets. If the Company were to re-sell those assets, it could recognize a gain of approximately $52.0 million and owe U.K. taxes on that gain at an applicable tax rate of 25%. However, the Company does not currently intend to re-sell the assets and as such does not anticipate incurring any cash tax obligation. This deferred tax liability is soley an estimate of the hypothetical tax that could be due upon a sale of the intangible assets at the $52.0 million stepped up value included on the balance sheet. The Company does not currently expect to have to pay any such deferred tax liability, as it does not anticipate a taxable transaction or other event that would cause the temporary difference to reverse in a manner giving rise to cash taxes.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and taxing strategies in making this assessment. In case the deferred tax assets will not be realized in future periods, the Company has provided a valuation allowance for the full amount of the deferred tax assets at December 31, 2025 and 2024.

The expected tax expense (benefit) based on the U.S. federal statutory rate is reconciled with actual tax expense (benefit) as follow (dollars in thousands):

	As of December 31, 2025				As of December 31, 2024
	$	Amount	Percent %	$	Amount	Percent %
Statutory federal income tax rate		(13,182)	21.0%		(17,593)	21.0%
State taxes, net of federal tax benefit (a)		—	0.0%		(456)	5.8%
Foreign tax effect
Rate differential		(279)	0.4%		170	-0.2%
Rate change		(475)	0.8%		—	0.0%
Change in valuation allowance		1,532	-2.4%		1,213	-1.4%
Nontaxable or nondeductible items
Interest on convertible debt		1,015	-1.6%		648	-0.8%
Debt extinguishment on convertible debt		2,403	-3.8%		2,125	-2.5%
Mark-to-market gain on convertible debt		(5,383)	8.6%		(1,620)	1.9%
Other permanent items and true ups		(490)	0.8%		13	0.0%
Tax credits
Research & development tax credits		(468)	0.7%		(464)	0.6%
Change in unrecognized tax benefit		—	0.0%		—	0.0%
Change in valuation allowance		14,790	-23.6%		15,964	-19.1%
Income tax provision (benefit)		(537)	0.9%		—	0.0%

(a)State taxes in Maryland made up the majority (greater than 50 percent) of the tax eﬀect in this category.

NORTHWEST BIOTHERAPEUTICS, INC.

Notes to the Consolidated Financial Statements

	As of December 31, 2025	As of December 31, 2024
Federal
Current	$—	$—
Deferred	(12,733)	(13,994)
State
Current	—	—
Deferred	(6,832)	(4,364)
Foreign
Current	(497)	—
Deferred	2,959	(1,418)
Change in valuation allowance	16,566	19,776
Income tax provision (benefit)	$(537)	$—

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. As of December 31, 2025 and 2024, there were no uncertain tax positions. The Company’s policy for recording interest and penalties associated with uncertain tax positions is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest during the year ended December 31, 2025 and 2024. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

16. Subsequent Events

Between January 1, 2026 and March 31, 2026, the Company received $10.5 million in funding from the sale of common shares, proceeds from warrant exercise, and proceeds of debt arrangements.

In January 2026, the Company entered into several two-year convertible notes agreements (the “January Convertible Notes”) with multiple individual investors (the “Investors”) for an aggregate principal amount of $1.1 million. The January Convertible Notes bear interest at 11% per annum and are convertible into common shares at a range between $0.22 per share and $0.25 per share at the Investors’ sole option.

On March 3, 2026, the Company entered into two two-year convertible notes agreements (the “U.K. Convertible Notes”) with two investors (the “U.K. Holders”) for an aggregate principal amount of £1.0 million (approximately $1.3 million). The U.K. Convertible Notes bear interest at 11% per annum and are convertible into common shares at $0.21 per share at the U.K. Holders’ sole option.

On March 4, 2026, the Company entered into several convertible notes agreements (the “March Convertible Notes”) with various commercial lenders (the “Holders”) for an aggregate principal amount of $5 million. The March Convertible Notes bear interest at 9% per annum with a 24-month term. The March Convertible Notes are convertible into the Company’s common stock at a conversion price equal to 86% of the daily VWAP during the 10 consecutive trading days immediately after the conversion notice submission date. The amounts of such conversions are limited to 20% of the principal during any rolling 20 trading day period. The conversion restrictions will be lifted upon obtain regulatory approval of the Company’s DCVax®-L treatment for glioblastoma.

Between January 1, 2026 and March 31, 2026, the Company issued approximately 12.4 million shares of common stock for proceeds of $3.1 million.

Between January 1, 2026 and March 31, 2026, the Company issued approximately 23.3 million shares of common stock to certain lenders in lieu of cash payments of $4.6 million of debt, including $0.8 million of outstanding interest and settled $0.2 million share payable.

Between January 1, 2026 and March 31, 2026, the Company converted $3.1 million convertible notes into 15.1 million shares of common stock.

On March 16, 2026, the Court granted a motion for approval of the settlement (filed publicly on October 14, 2025) in the Delaware litigation, and entered an Order and Final Judgment.