Form 10-Q
period 2026-03-31
NORTHWEST BIOTHERAPEUTICS INC
filed 2026-05-15
CIK 1072379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 13, 2026, the total number of shares of common stock, par value $0.001 per share, outstanding was 1,643,343,757.

NORTHWEST BIOTHERAPEUTICS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$1,786	$3,040
Prepaid expenses and other current assets	4,416	2,166
Loan receivable	—	311
Total current assets	6,202	5,517
Non-current assets:
Property, plant and equipment, net	16,771	17,406
Right-of-use asset, net	4,050	4,197
Intangible assets, net	52,048	53,188
Goodwill	626	626
Other assets	354	356
Total non-current assets	73,849	75,773
TOTAL ASSETS	$80,051	$81,290

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$31,584	$30,816
Convertible notes, net	740	640
Convertible notes at fair value	30,828	32,056
Notes payable, net	11,650	9,468
Contingent payable derivative liability	—	9,416
Investor advances	207	207
Share payable	370	373
Lease liabilities	274	374
Due to related party	7,320	8,350
Total current liabilities	82,973	91,700

Non-current liabilities:
Convertible notes, net of current portion	1,494	325
Convertible notes at fair value, net of current portion	7,513	5,220
Notes payable, net of current portion, net	7,204	12,333
Lease liabilities, net of current portion	4,291	4,411
Contingent payment obligation	1,700	1,700
Deferred tax liability	12,936	13,171
Total non-current liabilities	35,138	37,160
Total liabilities	118,111	128,860

COMMITMENTS AND CONTINGENCIES (Note 13)

Mezzanine equity:
Series C Convertible Preferred Stock, 10,000,000 shares designated; 766,747 shares and 784,347 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively; aggregate liquidation preference of $11.0 million	12,484	12,710
Stockholders’ deficit:
Preferred stock ($0.001 par value); 100,000,000 shares authorized as of March 31, 2026 and December 31, 2025, respectively	—	—
Common stock ($0.001 par value); 2,600,000,000 shares authorized; 1,618.9 million and 1,567.4 million shares issued as of March 31, 2026 and December 31, 2025; 1,606.9 million and 1,555.4 million shares outstanding as of March 31, 2026 and December 31, 2025, respectively	1,619	1,567
Treasury stock, 12,000,000 shares at March 31, 2026 and December 31, 2025, respectively	(12)	(12)
Additional paid-in capital	1,455,087	1,442,830
Stock subscription receivable	(79)	(79)
Accumulated deficit	(1,506,730)	(1,503,661)
Accumulated other comprehensive loss	(429)	(925)
Total stockholders’ deficit	(50,544)	(60,280)
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$80,051	$81,290

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(Unaudited)

	For the three months ended
	March 31,
	2026	2025
Revenues:
Research and other	$494	$375
Total revenues	494	375
Operating costs and expenses:
Research and development	4,858	8,351
General and administrative	6,536	9,335
Total operating costs and expenses	11,394	17,686
Loss from operations	(10,900)	(17,311)
Other income (expense):
Settlement gain	2,250	—
Change in fair value of derivative liabilities	9,416	1,280
Change in fair value of share payable	201	(23)
Change in fair value of convertible notes	5,235	3,697
Loss from extinguishment of debt	(4,756)	(7,282)
Loss from issuance of debt	(738)	—
Inducement expense	(87)	—
Interest expense	(2,346)	(1,602)
Foreign currency transaction gain (loss)	(1,344)	1,898
Total other income (expense)	7,831	(2,032)
Net loss	(3,069)	(19,343)
Deemed dividend related to warrant modifications	(331)	(265)
Net loss attributable to common stockholders	$(3,400)	$(19,608)

Other comprehensive income (loss)
Foreign currency translation adjustment	496	(1,644)
Total comprehensive loss	$(2,904)	$(21,252)

Net loss per share applicable to common stockholders
Basic and diluted	$(0.00)	$(0.01)
Weighted average shares used in computing basic and diluted loss per share	1,584,843	1,359,496

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

(Unaudited)

	For the Three Months Ended March 31, 2026
	Mezzanine equity									Accumulated
	Series C Convertible				Additional					Other	Total
	Preferred Stock		Common Stock		Paid-in	Treasury Stock		Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Par value	Capital	Shares	Par value	Receivable	Deficit	Income (Loss)	Deficit
Balances at January 1, 2026	784	$12,710	1,567,433	$1,567	$1,442,830	(12,000)	$(12)	$(79)	$(1,503,661)	$(925)	$(60,280)
Series C convertible preferred stock conversion	(17)	(226)	440	1	225	—	—	—	—	—	226
Issuance of common stock for cash, net	—	—	12,388	12	2,888	—	—	—	—	—	2,900
Warrants exercised for cash	—	—	25	—	6	—	—	—	—	—	6
Cashless warrant exercise	—	—	140	—	—	—	—	—	—	—	—
Issuance of common stock for conversion of debt and accrued interest	—	—	38,431	39	8,850	—	—	—	—	—	8,889
Stock-based compensation	—	—	—	—	288	—	—	—	—	—	288
Warrant modifications	—	—	—	—	331	—	—	—	—	—	331
Deemed dividend related to warrant modifications	—	—	—	—	(331)	—	—	—	—	—	(331)
Net loss	—	—	—	—	—	—	—	—	(3,069)	—	(3,069)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	496	496
Balances at March 31, 2026	767	$12,484	1,618,857	$1,619	$1,455,087	(12,000)	$(12)	$(79)	$(1,506,730)	$(429)	$(50,544)

	For the Three Months Ended March 31, 2025
	Mezzanine equity							Accumulated
	Series C Convertible				Additional			Other	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Par value	Capital	Receivable	Deficit	Income (Loss)	Deficit
Balances at January 1, 2025	973	$15,507	1,328,622	$1,328	$1,344,720	$(79)	$(1,443,499)	$3,043	$(94,487)
Series C convertible preferred stock conversion	(69)	(866)	1,720	2	864	—	—	—	866
Issuance of common stock for cash, net	—	—	22,747	23	5,100	—	—	—	5,123
Warrants exercised for cash	—	—	76	—	17	—	—	—	17
Issuance of common stock for conversion of debt and accrued interest	—	—	38,013	38	9,566	—	—	—	9,604
Stock-based compensation	—	—	75	—	385	—	—	—	385
Net loss	—	—	—	—	—	—	(19,343)	—	(19,343)
Warrant modifications	—	—	—	—	265	—	—	—	265
Deemed dividend related to warrant modifications	—	—	—	—	(265)	—	—	—	(265)
Cumulative translation adjustment	—	—	—	—	—	—	—	(1,644)	(1,644)
Balances at March 31, 2025	904	$14,641	1,391,253	$1,391	$1,360,652	$(79)	$(1,462,842)	$1,399	$(99,479)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the three months ended
	March 31,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(3,069)	$(19,343)
Reconciliation of net loss to net cash used in operating activities:
Depreciation and amortization	771	434
Amortization of debt discount	277	334
Change in fair value of derivatives	(9,416)	(1,280)
Change in fair value of share payable	(201)	23
Change in fair value of convertible notes	(5,235)	(3,697)
Loss from extinguishment of debt	4,756	7,282
Loss from issuance of debt	738	—
Inducement expense	87	—
Amortization of operating lease right-of-use asset	76	64
Stock-based compensation for services	288	385
Allowance for credit loss	311	—
Subtotal of non-cash charges	(7,548)	3,545
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,276)	2
Other non-current assets	2	2
Accounts payable and accrued expenses	886	4,375
Related party accounts payable and accrued expenses	(364)	2,020
Lease liabilities	(140)	(19)
Net cash used in operating activities	(12,509)	(9,418)
Cash Flows from Investing Activities:
Purchase of equipment and construction in progress	(129)	(93)
Net cash used in investing activities	(129)	(93)
Cash Flows from Financing Activities:
Proceeds from issuance of common shares	2,900	5,123
Proceeds from exercise of warrants	6	17
Proceeds from issuance of notes payable, net	—	5,000
Proceeds from issuance of convertible notes payable, net	7,469	2,200
Repayment of notes payable	—	(71)
Repayment of convertible notes payable	(500)	(536)
Payment of purchase consideration to related party	(666)	—
Net cash provided by financing activities	9,209	11,733
Effect of exchange rate changes on cash and cash equivalents	2,175	(1,618)
Net (decrease) increase in cash and cash equivalents	(1,254)	604

Cash and cash equivalents, beginning of the period	3,040	2,175
Cash and cash equivalents, end of the period	$1,786	$2,779

Supplemental disclosure of cash flow information
Interest payments on notes payable	$—	$(89)
Interest payments on convertible notes payable	$(39)	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the three months ended
	March 31,
	2026	2025
Supplemental schedule of non-cash activities:
Issuance of common stock for conversion of debt and accrued interest	$8,889	$9,604
Series C convertible preferred stock conversions	$226	$866
Capital expenditures included in accounts payable	$34	$171
Deemed dividend related to warrant modifications	$331	$265

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

The Company’s subsidiaries include Advent BioServices, which provides product and process development services, manufacturing, controlled storage and distribution services for the Company’s DCVax products. The Company acquired Advent on October 24, 2025, as previously reported. Advent was founded in 2016 and is based in Sawston (Cambridge) in the U.K.

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

2. Financial Condition, Going Concern and Management Plans

The Company has incurred annual net operating losses since its inception. The Company had a net loss of $3.1 million for the three months ended March 31, 2026.

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company uses to prepare its annual audited consolidated financial statements. The condensed consolidated balance sheet as of March 31, 2026, condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2026 and 2025, condensed consolidated statement of stockholders’ deficit for the three months ended March 31, 2026 and 2025, and the

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months ended March 31, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2025 or for any future interim period. The condensed consolidated balance sheet at December 31, 2025 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2025 and notes thereto included in the Company’s annual report on Form 10-K (the “2025 Annual Report”), which was filed with the SEC on April 15, 2026.

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

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies from those previously disclosed in the 2025 Annual Report.

Recently Adopted Accounting Standards

In November 2024, the FASB issued ASU 2024-04, Debt-Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. This standard clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion and the application of the induced conversion guidance to a conversion debt instrument. It also clarifies that the incorporation, elimination, or modification of a daily volume-weighted average price (“VWAP”) formula does not automatically cause a settlement to be accounted for as an extinguishment. This standard will become effective on a prospective or retrospective basis for interim reporting periods and annual periods beginning after December 15, 2025. Early adoption is permitted. The Company adopted this guidance effective January 1, 2026 on a prospective basis. The adoption of this standard did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

In September 2025, the FASB issued ASU 2025-07. This update clarifies the application of derivative accounting to certain contracts and refines the guidance for share-based noncash consideration received from customers. Specifically, ASU 2025-07 introduces a scope exception for contracts that are not exchange-traded and whose underlying is tied to operations or activities specific to one party. It also clarifies that share-based noncash consideration from a customer should initially be accounted for under Topic 606 until the right to receive or retain such consideration becomes unconditional, at which point financial instruments guidance may apply. The effective date for the standard is for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2025-07 should be applied either prospectively or by utilizing a modified retrospective approach. The Company is currently assessing the impact on its condensed consolidated financial statements and disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. This update clarifies interim disclosure requirements and centralizes such requirements within Topic 270. Among other changes, ASU 2025-11 introduces a disclosure principle requiring entities to provide information about significant events or changes since the end of the last annual reporting period that have a material impact, clarifies when duplicative annual disclosures may be omitted from interim reports, and aligns interim reporting requirements with applicable SEC guidance for registrants. This guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in ASU 2025-11 should be applied prospectively. The Company is currently assessing the impact on its condensed consolidated financial statements and disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements. This update addresses shareholder suggestions on the Accounting Standards Codification and makes other incremental improvements to U.S. GAAP. The amendments make codification updates to a broad range of topics arising from technical corrections, unintended application of the codification, clarifications and other minor improvements. This guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within those annual periods. Early adoption is permitted and may be elected on an issue-by-issue basis. The amendments in ASU 2025-12 are to be applied prospectively. The Company is currently assessing the impact on its condensed consolidated financial statements and disclosures.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

4. Fair Value Measurements

In accordance with ASC 820 (Fair Value Measurements and Disclosures), the Company uses various inputs to measure the fair value of liabilities related to certain embedded conversion feature associated with its warrant liability, convertible debt, share payable, and contingent payable to Cognate BioServices on a recurring basis to determine the fair value of these liabilities. The Company has also elected the fair value option (the “FVO”) for certain financial instruments, such as convertible notes.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of March 31, 2026 and December 31, 2025 (in thousands):

	Fair value measured at March 31, 2026
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	March 31, 2026	(Level 1)	(Level 2)	(Level 3)
Convertible notes at fair value	$38,341	—	—	$38,341
Share payable	370	—	—	370
Total fair value	$38,711	$—	$—	$38,711

	Fair value measured at December 31, 2025
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Contingent payable derivative liability	$9,416	—	—	$9,416
Convertible notes at fair value	37,276	—	—	37,276
Share payable	373	—	—	373
Total fair value	$47,065	$—	$—	$47,065

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

There were no transfers between Level 1, 2 or 3 during the three-month period ended March 31, 2026.

The following table presents changes in Level 3 liabilities measured at fair value for the three-month period ended March 31, 2026. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

				Convertible
	Contingent Payable		Share	Notes
	Derivative Liability		Payable	At Fair Value	Total
Balance - January 1, 2026	$9,416		$373	$37,276	$47,065
Additional share payable	—		350	—	350
Issuance of convertible notes at fair value	—		—	6,813	6,813
Redemption of share payable	—		(152)	—	(152)
Additions from debt extinguishment	—		—	3,237	3,237
Debt repayment	—		—	(500)	(500)
Debt conversion	—		—	(3,250)	(3,250)
Change in fair value	(9,416)		(201)	(5,235)	(14,852)
Balance - March 31, 2026	$—	(1)	$370	$38,341	$38,711
(1)	The fair value of the contingent payable derivative liability was reduced to zero as of March 31, 2026, because the underlying performance condition required for payment is not probable prior to the note’s expiration on May 21, 2026.

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s share payable that are categorized within Level 3 of the fair value hierarchy as of March 31, 2026 and December 31, 2025 is as follows. The liability relates to the remaining redemption feature which, like the convertible notes at fair value, includes discount factors that are unobservable inputs and proprietary in nature.

	Share Payable
	For the three months ended
	March 31,
	2026	2025
Strike price	$0.19	$0.24
Contractual term (years)	0.09	0.03
Volatility (annual)	75%	59%
Risk-free rate	3.7%	1.8%
Dividend yield (per share)	0%	0%

	As of March 31, 2026	As of December 31, 2025
	Share Payable	Share Payable
Strike price	$0.19	$0.22
Contractual term (years)	0.05	0.05
Volatility (annual)	75%	64%
Risk-free rate	3.5%	3.7%
Dividend yield (per share)	0%	0%

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

5. Stock-based Compensation

The following table summarizes total stock-based compensation expense for the three months ended March 31, 2026 and 2025 (in thousands). The research and development expense during the three months ended March 31, 2026 and 2025 were related to the ongoing vesting of stock option awards previously granted to Flaskworks employees, Scientific Advisory Board members, and external consultants. The 2026 expenses were related to the portion of awards vesting during the period that were granted in early 2026 and between 2020 and 2023. The 2025 expenses related entirely to the portion of awards vesting during that period that were granted between 2020 and 2023.

	For the three months ended
	March 31,
	2026	2025
Research and development	$288	$365
General and administrative	—	20
Total stock-based compensation expense	$288	$385

The total unrecognized stock compensation cost (primarily for consultants) was approximately $0.8 million as of March 31, 2026 and will be recognized over the next 1.8 years.

Stock Options

The following table summarizes stock option activity during the three months ended March 31, 2026 (amount in thousands, except per share number):

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in
	Number of Options	Exercise Price	years)	Total Intrinsic Value
Outstanding as of January 1, 2026	311,768	$0.35	4.0	$10
Granted - external consultants (1)	2,140	0.25	4.8	—
Cancelled - employees and board of directors (2)	(22,878)	0.37	—	—
Outstanding as of March 31, 2026	291,030	$0.34	3.7	$—
Options vested (3)	256,448	$0.33	3.7	$—
(1)	During the three months ended March 31, 2026, the Company granted 2.1 million stock options (the “2026 Options”) with exercise price at $0.25 per share, to certain key external consultants who provide services to the Company. The 2026 Options contain service vesting conditions, which will vest over a service period, generally during the term of consulting agreement.
(2)	On March 16, 2026, an aggregate of 22.9 million options were cancelled following the settlement of litigation in the Delaware Court of Chancery.
(3)	Not all of the vested options are currently exercisable. 164 million of the 256 million vested stock options are subject to blocking agreements (the “Blocker Letter Agreements”) under which they are subject to certain restrictions on exercise.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The Black-Scholes option pricing model is used to estimate the fair value of stock options granted. The weighted average assumptions used in calculating the fair values of stock options that were granted during the three months ended March 31, 2026 and 2025:

	For the three months ended
	March 31,
	2026	2025
Exercise price	$0.25	$0.25
Expected term (years)	2.6	2.6
Expected stock price volatility	83%	66%
Risk-free rate	3.5%	4.3%
Dividend yield (per share)	0%	0%

6. Intangible Assets, Net

Intangible assets as of March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31,	December 31,	Estimated
	2026	2025	Useful Life
In-process research and development	$1,292	$1,292	Indefinite
License	45,801	46,630	Indefinite
Trade names	3,100	3,156	10 years
Accumulated amortization	(135)	(59)
Trade names net carrying value	2,965	3,097
Customer relationships	2,233	2,274	4 years
Accumulated amortization	(243)	(105)
Customer relationships net carrying value	1,990	2,169
Total intangible assets, net	$52,048	$53,188

The amortization expense related to the finite-lived intangibles was approximately $0.2 million for the three months ended March 31, 2026.

As of March 31, 2026, the Company’s estimate of amortization for finite-lived intangibles for each of the five succeeding fiscal years and thereafter was as follows:

Remaining period in 2026	$651
Year ended December 31, 2027	868
Year ended December 31, 2028	868
Year ended December 31, 2029	765
Year ended December 31, 2030	310
Thereafter	1,493
$4,955

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

7. Property, Plant and Equipment

Property, plant and equipment consist of the following at March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,	Estimated
	2026	2025	Useful Life
Leasehold improvements	$18,915	$19,079	Lesser of lease term or estimated useful life
Office furniture and equipment	604	604	3-5 years
Computer and manufacturing equipment and software	5,307	5,311	3-5 years
Land in the United Kingdom	90	91	NA
	24,916	25,085	NA
Less: accumulated depreciation	(8,145)	(7,679)
Total property, plant and equipment, net	$16,771	$17,406

Depreciation expense was approximately $0.6 million and $0.4 million for the three months ended March 31, 2026, and 2025, respectively.

8. Outstanding Debt

The following two tables summarize outstanding debt as of March 31, 2026 and December 31, 2025, respectively (amount in thousands, except per share amounts):

		Stated				Fair
		Interest	Conversion		Remaining	Value	Carrying
	Maturity Date	Rate	Price	Face Value	Debt Discount	Adjustment	Value
Short term convertible notes payable
6% unsecured	Due	6%	$3.09	$135	$—	$—	$135
8% unsecured	May 20, 2026	8%	$0.20	505	100	—	605
				640	100	—	740
Short term convertible notes at fair value
0% unsecured	November 14, 2026	0%	Variable	4,000	—	637	4,637
11% unsecured	Various	11%	$0.21 - $0.30	28,865	—	(6,239)	22,626
12% unsecured	Various	12%	$0.18	4,695	—	(1,130)	3,565
				37,560	—	(6,732)	30,828
Short term notes payable
0% unsecured	On Demand	0%	N/A	2,140	—	—	2,140
8% unsecured	Various	8%	N/A	9,202	(255)	—	8,947
12% unsecured	On Demand	12%	N/A	563	—	—	563
				11,905	(255)	—	11,650
Long term convertible notes payable
11% unsecured	Various	11%	$0.21 - $0.23	1,494	—	—	1,494
				1,494	—	—	1,494
Long term convertible notes at fair value
9% unsecured	March 4, 2028	9%	Variable	5,000	—	157	5,157
11% unsecured	Various	11%	$0.19 - $0.23	2,600	—	(244)	2,356
				7,600	—	(87)	7,513
Long term notes payable
8% unsecured	Various	8%	N/A	7,715	(511)	—	7,204

Ending balance as of March 31, 2026				$66,914	$(666)	$(6,819)	$59,429

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

		Stated				Fair
		Interest	Conversion		Remaining	Value	Carrying
	Maturity Date	Rate	Price	Face Value	Debt Discount	Adjustment	Value
Short term convertible notes payable
6% unsecured	Due	6%	$3.09	$135	$—	$—	$135
8% unsecured	Various	8%	$0.20	505	—	—	505
				640	—	—	640
Short term convertible notes at fair value
0% unsecured	Various	0%	Variable	5,250	—	1,175	6,425
11% unsecured	Various	11%	$0.21 - $0.30	26,815	—	(5,047)	21,768
12% unsecured	Various	12%	$0.19 - $0.21	5,620	—	(1,757)	3,863
				37,685	—	(5,629)	32,056
Short term notes payable
0% unsecured	On Demand	0%	N/A	2,140	—	—	2,140
8% unsecured	Various	8%	N/A	6,921	(156)	—	6,765
12% unsecured	On Demand	12%	N/A	563	—	—	563
				9,624	(156)	—	9,468
Long term convertible notes payable
11% unsecured	Various	11%	$0.21-$0.22	325	—	—	325
				325	—	—	325

Long term convertible notes at fair value
11% unsecured	Various	11%	$0.19-$0.25	5,150	—	70	5,220
				5,150	—	70	5,220
Long term notes payable
8% unsecured	Various	8%	N/A	13,220	(887)	—	12,333

Ending balance as of December 31, 2025				$66,644	$(1,043)	$(5,559)	$60,042

Notes Payable

During the three months ended March 31, 2026, the Company issued approximately 20.9 million shares of common stock with a fair value of $5.2 million to certain lenders in lieu of cash payments of $4.0 million of debt, including $0.8 million of accrued interest. In addition, the Company has extinguished certain debt pursuant to exchange agreements executed with various holders pursuant to which the Company issues common stock at a price based on a limited pricing period (the “Share payable”). During the three months ended March 31, 2026, the Company settled $0.2 million of Share payables and accrued $0.3 million of Share payables. The Company recognized an approximately $1.3 million debt extinguishment loss during the three months ended March 31, 2026 from the debt redemption.

Convertible Notes

During the three months ended March 31, 2026, the Company entered into a one-year convertible note and several two-year convertible notes (collectively the “Convertible Notes”) with multiple individual investors (the “Holders”) with an aggregate principal amount of $1.5 million. The Convertible Notes bear interest at 11% per annum and are convertible into common shares between $0.21 and $0.23 per share at the Holders’ option.

During the three months ended March 31, 2026, the Company modified a convertible note that was originally issued in February 2024 by extending the maturity date. The modification was accounted for as a debt extinguishment. As a result, the Company recognized approximately $0.1 million of debt extinguishment loss during the three months ended March 31, 2026 from this debt amendment.

During the three months ended March 31, 2026, the Company converted $0.3 million of convertible notes including $6,000 accrued interest into 1.5 million shares of common stock at a conversion price of $0.21 per share.

Convertible Notes at Fair Value

On January 26, 2026, the Company entered into a one-year convertible note (the “January Convertible Note”) with an individual investor (the “Holder”) for principal amount of $1.0 million. The January Convertible Note bears interest at 11% per annum and is convertible

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

into common shares at $0.25 per share at the Holder’s sole option. In addition, the Holder has the right to purchase an additional two-year convertible note (the “Additional Note”) within 18 months from the issuance date of the January Convertible Note. The Additional Note shall not exceed $0.8 million and will have a conversion price at $0.50 per share.

On March 4, 2026, the Company entered into several convertible note agreements (the “March Convertible Notes”) with various commercial lenders (the “March Holders”) for an aggregate principal amount of $5 million. The March Convertible Notes bear interest at 9% per annum with a 24-month term. The March Convertible Notes are convertible into the Company’s common stock at a conversion price equal to 86% of the daily VWAP during the 10 consecutive trading days immediately after the conversion notice submission date. The amounts of such conversions are limited to 20% of the principal during any rolling 20 trading day period. The conversion restrictions will be lifted upon the Company obtaining regulatory approval of the Company’s DCVax®-L treatment for glioblastoma. In addition, the Company incurred approximately $0.5 million of issuance costs associated with the March Convertible Notes, which was recognized in interest expense on the condensed consolidated statement of operations due to the Company applying the FVO, as describe below.

The Company elected the FVO to fair value the January Convertible Note and the March Convertible Notes (collectively the “Convertible Notes at Fair Value”) on the issuance date and will subsequently remeasure at end of each reporting period. The estimated fair value of the Convertible Notes at Fair Value on the issuance date was approximate $6.7 million. The Company recognized a loss of $0.7 million upon the issuance of the Convertible Notes at Fair Value which was calculated at the difference between the principal amount and the fair value of the Convertible Notes at Fair Value.

During the three months ended March 31, 2026, the Company modified certain existing convertible notes by (i) extending the maturity dates; (ii) modifying the holder’s right to purchase additional note in the future, (iii) reducing the conversion price, and (iv) modifying the principal amount. The modifications were accounted for as a debt extinguishment as the conversion feature of the amended notes were substantially different from the original terms. As a result, the Company recognized approximately $3.3 million of debt extinguishment loss during the three months ended March 31, 2026 from these debt amendments.

During the three months ended March 31, 2026, the Company converted $3.3 million of certain convertible notes into 16 million shares of common stock at a weighted average conversion price of $0.21 per share.

For the three months ended March 31, 2026 and 2025, interest expense related to outstanding debt totaled approximately $2.2 million and $1.6 million including amortization of debt discounts totaling $0.3 million and $0.3 million, respectively.

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

The following securities were not included in the diluted net loss per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the three months ended
	March 31,
	2026	2025
Series C convertible preferred stock	19,169	22,599
Common stock options	291,030	317,076
Common stock warrants - equity classified	92,083	60,422
Common stock warrants - liability classified	—	32,497
Convertible notes and accrued interest	248,285	137,267
Potentially dilutive securities	650,567	569,861

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

10. Related Party Transactions

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

During the three months ended March 31, 2026, the Company made aggregate payments of approximately $0.7 million to the Seller and accrued $0.1 million of interest expense. The unpaid balance as of March 31, 2026 was approximately $7.3 million.

11. Preferred Stock

Series C Convertible Preferred Stock

During the three months ended March 31, 2026, approximately 18,000 Series C Preferred Shares with a book value of $0.2 million were converted into 0.4 million common shares at a ratio of 1:25.

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

12. Stockholders’ Deficit

Common Stock

During the three months ended March 31, 2026, the Company received $2.9 million from the issuance of 12.4 million shares of common stock.

Stock Purchase Warrants

The following is a summary of warrant activity for the three months ended March 31, 2026 (dollars in thousands, except per share data):

	Number of	Weighted Average	Remaining
	Warrants	Exercise Price	Contractual Term
Outstanding as of January 1, 2026	92,891	$0.27	2.37
Warrants exercised for cash	(25)	0.22	—
Cashless exercise	(643)	0.22	—
Warrants expired and cancellation	(140)	2.00	—
Outstanding as of March 31, 2026 (1)	92,083	$0.27	2.15
(1)	At March 31, 2026, of the approximately 92 million total outstanding warrants listed above, approximately 91 million warrants were under Blocker Letter Agreements or suspension agreements.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Warrant Modifications

During the three months ended March 31, 2026, the Company amended certain warrants whereby the maturity dates were extended for an additional 3-6 months. The fair value of these modifications was calculated using the Black-Scholes-Merton option pricing model based on the following weighted average assumptions:

	Post-modification	Pre-modification
Exercise price	$0.28	$0.28
Expected term (in years)	3.2	3.0
Volatility	80%	78%
Risk-free interest rate	3.8%	3.8%
Dividend yield	0%	0%

The incremental fair value attributable to the modified warrants compared to the original warrants immediately prior to the modification was calculated to be $0.3 million, which was treated as a deemed dividend and is reflected as “Deemed dividend related to warrant modifications” in the accompanying condensed consolidated statement of operations and comprehensive loss.

13. Commitments and Contingencies

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

The Company’s prior office lease in the U.K. expired in July 2025. In January 2025, the Company entered into an agreement for a new office lease in the U.K. to begin in late May 2025 (the “2025 U.K. Office Lease”). An additional document, involving a reconstitution schedule, was required in order to complete the lease arrangement. However, the Company decided not to take the space and the parties did not reach agreement on the reconstitution schedule. The Company entered into a side letter with the landlord on July 30, 2025 to finalize the lease exit terms. The Company is required to pay $0.1 million each quarter for a maximum of 2.5 years. Payment will stop upon the property being leased to a new tenant. The Company recognized a contingent loss liability of $1.0 million related to the lease settlement. Upon the acquisition of Advent on October 24, 2025, an additional $0.8 million of contingent loss liability related to the 2025 U.K. Office Lease was recognized in the consolidation. The Company will recognize any remaining unpaid lease liability as a gain contingency upon the early exit of the lease liability. As of March 31, 2026, the Company had approximately $1.2 million contingent loss liability related to the 2025 U.K. Office Lease.

At March 31, 2026, the Company had operating lease liabilities of approximately $4.6 million for both the 20-year lease of the building for the manufacturing facility in Sawston, U.K., and the current office lease in the U.S. and ROU assets of approximately $4.1 million for the Sawston lease and U.S. office lease, included in the condensed consolidated balance sheet.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The following summarizes quantitative information about the Company’s operating leases (amount in thousands):

	For the three months ended
	March 31, 2026
	U.K	U.S	Total
Lease cost
Operating lease cost	$165	$53	$218
Short-term lease cost	51	73	124
Variable lease cost	20	1	21
Total	$236	$126	$361

Other information
Operating cash flows from operating leases	$(210)	$(71)	$(281)
Weighted-average remaining lease term – operating leases	6.9	0.4	—
Weighted-average discount rate – operating leases	12%	12%	—

	For the three months ended
	March 31, 2025
	U.K	U.S	Total
Lease cost
Operating lease cost	$154	$53	$207
Short-term lease cost	13	—	13
Variable lease cost	—	—	—
Sub-lease income	(36)	—	(36)
Total	$131	$53	$184

Other information
Operating cash flows from operating leases	$(164)	$(23)	$(187)
Weighted-average remaining lease term – operating leases	7.2	1.1	—
Weighted-average discount rate – operating leases	12%	12%	—

The Company recorded lease costs as a component of general and administrative expense during the three months ended March 31, 2026 and 2025, respectively.

Maturities of our operating leases, excluding short-term leases and sublease agreement, are as follows:

Remaining periods in 2026	$634
Year ended December 31, 2027	687
Year ended December 31, 2028	687
Year ended December 31, 2029	687
Year ended December 31, 2030	687
Thereafter	5,477
Total	8,859
Less present value discount	(4,294)
Operating lease liabilities included in the condensed consolidated balance sheet at March 31, 2026	$4,565

German Tax Matter

There has been no material update to the disclosure in our Form 10-K filed on April 15, 2026.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Other Contingent Payment Obligation

As of March 31, 2026, the Company had contingent payment obligations of $1.7 million, which are related to a gain contingency from non-dilutive funding agreements with various investors. These agreements are accounted for under ASC 470 and are recognized as contingent payment obligations on the Company’s condensed consolidated balance sheet. The Company’s payment obligations only apply when such are received by the Company.

14. Subsequent Events

The Company entered into a Commercial Loan Agreement with a commercial lender as of May 12, 2026 for funding of $7 million. There are no repayments during the first 8 months of the term – payments will start on January 11, 2027 and will be made in 14 equal monthly installments at 110% of the pro rata principal amount plus accrued interest. There is ten percent original issue discount, the interest rate is 8% and the term is 22 months. This funding is designated for certain upcoming capital expenditures and certain upcoming operating expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those statements included with this report. In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. The words “believe,” “expect,” “intend,” “anticipate,” and similar expressions are used to identify forward-looking statements, but some forward-looking statements are expressed differently. Many factors could affect our actual results, including those factors described under “Risk Factors” in our Form 10-K for the year ended December 31, 2025 and in Part II Item 1A of this report. These factors, among others, could cause results to differ materially from those presently anticipated by us. You should not rely upon on these forward-looking statements.

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

During the first three months of 2026, the Company continued its progress on multiple fronts, including the following:

MAA Application. Much of the Company’s time and resources continued to be devoted to active engagement in the MAA review process during the first quarter. The Company continued to work with large teams of consultants on this process. As is typical, and as the Company has previously stated, the Company does not plan to make any interim announcements while its MAA is going through the regulatory process. The Company plans to announce the results when the regulatory review and decision-making is finished.

UK Strategic Advisor. As previously reported, the Company engaged a new Strategic Advisor, Dr. Annalisa Jenkins. Dr. Jenkins has extensive experience in big pharma, biotech and medical innovation, and is a key opinion leader in the UK and globally. Dr. Jenkins will advise and help the Company advance the development of its DCVax cancer vaccines. The Company believes that Dr. Jenkins’ experience, advice and involvement will be a valuable resource.

UK Clinic. As also previously reported, the Company’s pursuit of clinic arrangements or collaborations in the UK culminated in the Company establishing a clinic arrangement with the London Welbeck Hospital in the Harley Street medical district in London. During the first quarter, the Company secured a contractor and proceeded with buildout. The clinic includes two leukapheresis units, each of which can conduct two procedures per day for a total of 4 patients per day. The clinic may also offer extended hours and weekend operations. There is a general shortage of leukapheresis capacity in the UK, and such procedures are needed for T cell products as well as for dendritic cell products. The buildout is anticipated to be completed by June and the Company is pursuing applications for the required licenses.

Development of the Sawston, UK Facility. The Company and Advent continued the development process for the initial Grade C lab in the Sawston facility. The Company and Advent worked with advisers and the construction firm to modify the C lab design so as to increase its capacity and enable faster pace of certain operations. The development activity involving construction work was paused; the engineering work was ongoing.

Secondary Manufacturing in the UK. The Company continued discussions for a collaboration that could potentially lead to a second DCVax production operation in another region of the UK, using an existing established GMP facility with training of the personnel to be conducted by Advent. Since this secondary facility would not require buildout and is located in a relatively low-cost area, the

Company anticipates that it could be brought online rapidly and economically. The Company is pursuing planning discussions with the party in charge of the facility.

Manufacturing in the US – DCVax Products and Kalinski aDC1 Products. The Company has been pursuing separate parallel tracks to develop manufacturing in the US of the Company’s DCVax-L products and of the aDC1 products pursuant to the technologies of Dr. Kalinski that the Company has in-licensed. For the production of DCVax-L products, during the first quarter the Company completed the selection of a US company, contract negotiations and entered into a technology transfer agreement for development of DCVax-L manufacturing capacity by the US company. The Standard Operating Procedures (SOPs) used in the UK are being adapted to the US facilities and operations, and training began during the first quarter. The Company anticipates that the required engineering runs and validations will be completed during the summer.

For the production of Kalinski aDC1 products, the Company is working primarily to develop its own GMP manufacturing operation in the US, although it is also in discussions with a contractor for such production as an alternative. The Company has been in ongoing negotiations since last year to secure lease arrangements for a suitable GMP facility. In the meantime, during the first quarter the Company completed the lengthy recruitment process and hired the key manager to lead the aDC1 manufacturing operations.

Development Activity With In-Licensed Technologies. An updated trial design and IND package for an initial clinical trial of the Kalinski technology involving the Company were completed during the first quarter. The lead medical institution for the clinical trial has been determined and the IND package has been submitted to the Institutional Review Board (IRB) there. The Company anticipates submission to the FDA in the second quarter.

UK Property Development. The Company owns a 17-acre parcel of land on the edge of Sawston, UK which is located across the road from the Company’s manufacturing facility and adjacent to existing residential neighborhoods. The Company owns unencumbered fee title to the land. There is a pressing shortage of housing in the region and the Local Council is conducting a review of the land and zoning in the area. The Company’s property is not currently zoned for housing development despite its location on the edge of the town and adjacent to other residential areas. If zoned for residential development, the Company has been advised that its property would be extremely valuable. During the first quarter, the Company worked with a team of advisers to develop an application for rezoning of its property and submitted the application as part of the Local Council review process.

Litigation Progress. The Company continued vigorously pursuing documents and information both from the defendants and from third parties in the discovery stage of its litigation in New York against certain market makers. On April 30, 2026, the Company and one of the lesser defendants agreed to resolve the Company’s case against that defendant by settlement. The parties so notified the Court. The settlement is confidential. The funds are being held in escrow while the Company pursues discussions with other lesser defendants about resolution of the case against them. The Company anticipates that the funds will be released from escrow when the discussions with the lesser defendants have been completed. See Part II Item 1, Legal Proceedings, below.

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

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2025. Our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Results of Operations

Operating costs:

Our operating costs and expenses consist primarily of research and development (R&D) expenses. R&D expenses include clinical trial expenses, and increased costs after completion of a Phase III trial, especially for the extensive preparations, and teams of expert consultants, required for an application for product approval and required for ongoing interaction with the regulatory agency while the application undergoes review.

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

Three Months Ended March 31, 2026 and 2025

We recognized a net loss of $3.1 million and $19.3 million for the three months ended March 31, 2026 and 2025, respectively.

Research and Development Expense

For the three months ended March 31, 2026 and 2025, research and development expenses were $4.9 million and $8.4 million, respectively. The decrease in 2026 was primarily related to a decrease in the costs related to the MAA application at the MHRA, a decrease in stock based compensation to external consultants and the acquisition of Advent in the 4th quarter in 2025.

General and Administrative Expense

For the three months ended March 31, 2026 and 2025, general and administrative expenses were $6.5 million and $9.3 million, respectively. The decrease was mainly related to a reduction in legal costs.

Settlement Gain

During the three months ended March 31, 2026, the Company recognized a $2.25 million gain related to the Delaware litigation settlement.

Change in Fair Value of Derivatives

We recognized a non-cash gain on the change in fair value of derivatives of $9.4 million and $1.3 million for the three months ended March 31, 2026 and 2025, respectively. The non-cash gain of $9.4 million for the three months ended March 31, 2026, resulted from a fair value adjustment to the contingent note payable. Based on current assessments, the achievement of the underlying performance conditions required for payment is not probable prior to the note’s expiration on May 21, 2026. Consequently, the fair value of the liability was reduced to zero as of March 31, 2026. The gain in the three months ended March 31, 2025 was mainly due to the non-cash revaluation gain for certain warrants that were reclassified as liabilities as of December 2024.

Change in Fair Value of Share Payable

We recognized a non-cash gain of $0.2 million and a non-cash loss of $23,000 from the change in fair value of share payable during the three months ended March 31, 2026 and 2025, respectively. The fluctuations were mainly due to the movement of our stock price.

Change in Fair Value of Convertible Notes

We recognized a non-cash gain of $5.2 million and $3.7 million for the change in fair value of the convertible notes during the three months ended March 31, 2026 and 2025, respectively. The non-cash gains resulted from the decrease of the Company’s stock price. In addition, the increased gain during the three months ended March 31, 2026 was also attributable to a change in certain assumptions used in the valuation of the convertible notes.

Debt Extinguishment

We recognized approximately $4.8 million and $7.3 million debt extinguishment loss during the three months ended March 31, 2026 and 2025, respectively, from debt redemptions and debt amendments. The decrease during the three months ended March 31, 2026 compared to last year in the same period was due to less volume of debt amendments.

Loss from Issuance of Debt

We recognized approximately $0.7 million loss from issuance of certain convertible notes, which we elected to account for under the FVO during the three months ended March 31, 2026. The loss was calculated as the difference between the principal amount and the fair value of these convertible notes.

Inducement expense

We recognized an inducement expense of $87,000 related a convertible note that had an inducement conversion during the three months ended March 31, 2026.

Interest Expense

During the three months ended March 31, 2026 and 2025, we recognized interest expense of $2.3 million and $1.6 million, respectively. The increase in interest expense in 2026 was mainly related to the issuance costs related to certain convertible notes issued in March 2026, which we elected to account for under the FVO.

Foreign currency transaction gain (loss)

During the three months ended March 31, 2026 and 2025, we recognized foreign currency transaction loss of $1.3 million and a gain of $1.9 million, respectively. The loss was due to the strengthening of the U.S. dollar relative to British pound sterling and vice versa for the loss.

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

Cash Flows

Operating Activities

During the three months ended March 31, 2026 and 2025, total operating costs and expenses were approximately $11.4 million and $17.7 million, respectively. Net cash outflows from operations were approximately $12.5 million (including payments for prior periods’ accounts payables) and $9.4 million, respectively. The increase in cash used in operating activities was primarily attributable to the strengthening of the British Pound relative to the U.S. Dollar.

Investing Activities

During the three months ended March 31, 2026 and 2025, cash used in investing activities were approximately $0.1 million and $0.1 million, respectively.

Financing Activities

We received approximately $2.9 million and $5.1 million of cash from issuance of common shares during the three months ended March 31, 2026 and 2025, respectively.

We received approximately $7.5 million and $2.2 million of cash from issuance of convertible notes to individual lenders during the three months ended March 31, 2026 and 2025, respectively.

We received approximately $5.0 million of cash from the issuance of a loan from a commercial lender during the three months ended March 31, 2025.

We received approximately $6,000 and $17,000 of cash from the exercise of warrants during the three months ended March 31, 2026 and 2025, respectively.

We made aggregate debt payments of $0.5 million and $0.6 million during the three months ended March 31, 2026 and 2025, respectively.

We made aggregate payments of approximately $0.7 million to the seller in connection with the Advent acquisition in October 2025 during the three months ended March 31, 2026.

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

Based on our analysis, as of March 31, 2026, the effect of a 100+/- basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss are considered immaterial.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of March 31, 2026, of the design and operation of our disclosure controls and procedures, as such terms are defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, management concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Company is continuing to vigorously pursue documents and information both from the defendants and from third parties in the discovery process.  On April 30,  2026, the Company and one of the lesser defendants agreed to resolve the Company’s case against that defendant by settlement. The parties so notified the Court. The settlement is confidential. The funds are being held in escrow while the Company pursues discussions with other lesser defendants about resolution of the case against them. The Company anticipates that the funds will be released from escrow when the discussions with the lesser defendants have been completed.

Item 1A. Risk Factors

Applicable risk factors are set forth in the Company’s report on Form 10-K for the fiscal year ended December 31, 2025.

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

32.1	Certification of President, Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Schema Document.

101.CAL	Inline XBRL Calculation Linkbase Document.

101.DEF	Inline XBRL Definition Linkbase Document.

101.LAB	Inline XBRL Label Linkbase Document.

101.PRE	Inline XBRL Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included as Exhibit 101).

*    Filed herewith

**  Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC

Dated: May 15, 2026	By:	/s/ Linda F. Powers
		Name:	Linda F. Powers

		Title:	President and Chief Executive Officer

Principal Executive Officer
Principal Financial and Accounting Officer