Form 10-Q
period 2026-09-30
NORTHWEST BIOTHERAPEUTICS INC
filed 2026-11-13
CIK 1072379

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 10, 2026, the total number of shares of common stock, par value $0.001 per share, outstanding was 1,811,970,770.

NORTHWEST BIOTHERAPEUTICS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$725	$3,040
Prepaid expenses and other current assets	1,703	2,166
Loan receivable	—	311
Total current assets	2,428	5,517
Non-current assets:
Property, plant and equipment, net	16,069	17,406
Right-of-use asset, net	4,853	4,197
Intangible assets, net	51,783	53,188
Goodwill	626	626
Other assets	378	356
Total non-current assets	73,709	75,773
TOTAL ASSETS	$76,137	$81,290

LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$31,005	$30,816
Convertible notes, net	694	640
Convertible notes at fair value	40,880	32,056
Notes payable, net	10,155	9,468
Notes payable to related party	800	—
Contingent payable derivative liability	—	9,416
Investor advances	207	207
Share payable	393	373
Lease liabilities	481	374
Due to related party	6,321	8,350
Total current liabilities	90,936	91,700

Non-current liabilities:
Convertible notes, net of current portion	2,819	325
Convertible notes at fair value, net of current portion	2,014	5,220
Notes payable, net of current portion, net	7,149	12,333
Lease liabilities, net of current portion	4,843	4,411
Contingent payment obligation	1,700	1,700
Deferred tax liability	12,980	13,171
Total non-current liabilities	31,505	37,160
Total liabilities	122,441	128,860

COMMITMENTS AND CONTINGENCIES (Note 13)

Mezzanine equity:
Series C Convertible Preferred Stock, 10,000,000 shares designated; 637,614 shares and 784,347 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively; aggregate liquidation preference of $8.7 million	10,398	12,710
Stockholders’ deficit:
Preferred stock ($0.001 par value); 100,000,000 shares authorized as of September 30, 2026 and December 31, 2025, respectively	—	—
Common stock ($0.001 par value); 2,600,000,000 shares authorized; 1,774.1 million and 1,567.4 million shares issued as of September 30, 2026 and December 31, 2025; 1,762.1 million and 1,555.4 million shares outstanding as of September 30, 2026 and December 31, 2025, respectively	1,774	1,567
Treasury stock, 12,000,000 shares at September 30, 2026 and December 31, 2025, respectively	(12)	(12)
Additional paid-in capital	1,486,435	1,442,830
Stock subscription receivable	(79)	(79)
Accumulated deficit	(1,544,713)	(1,503,661)
Accumulated other comprehensive loss	(107)	(925)
Total stockholders’ deficit	(56,702)	(60,280)
TOTAL LIABILITIES, MEZZANINE EQUITY AND STOCKHOLDERS’ DEFICIT	$76,137	$81,290

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share amounts)

(Unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues:
Research and other	$883	$200	$2,184	$706
Total revenues	883	200	2,184	706
Operating costs and expenses:
Research and development	4,222	7,450	14,785	23,231
General and administrative	6,600	7,070	19,843	23,885
Total operating costs and expenses	10,822	14,520	34,628	47,116
Loss from operations	(9,939)	(14,320)	(32,444)	(46,410)
Other income (expense):
Settlement gain	—	—	2,250	—
Change in fair value of derivative liabilities	—	(3,332)	9,416	(1,328)
Change in fair value of share payable	(138)	(118)	127	(381)
Change in fair value of convertible notes	(10,315)	(15)	1,352	6,074
Loss from extinguishment of debt	(3,044)	(4,004)	(9,980)	(15,802)
Loss from issuance of debt	(2,174)	(1,611)	(2,912)	(2,384)
Inducement expense	(447)	—	(534)	—
Interest expense	(2,604)	(2,621)	(6,759)	(6,049)
Foreign currency transaction gain (loss)	(101)	(808)	(1,568)	4,730
Total other income (expense)	(18,823)	(12,509)	(8,608)	(15,140)
Net loss	(28,762)	(26,829)	(41,052)	(61,550)
Deemed dividend related to warrant modifications	(248)	(353)	(910)	(1,178)
Net loss attributable to common stockholders	$(29,010)	$(27,182)	$(41,962)	$(62,728)

Other comprehensive income (loss)
Foreign currency translation adjustment	139	632	818	(4,260)
Total comprehensive loss	$(28,871)	$(26,550)	$(41,144)	$(66,988)

Net loss per share applicable to common stockholders
Basic and diluted	$(0.02)	$(0.02)	$(0.03)	$(0.04)
Weighted average shares used in computing basic and diluted loss per share	1,711,103	1,492,079	1,646,591	1,430,410

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(in thousands)

(Unaudited)

	For the Three Months Ended September 30, 2026
	Mezzanine equity									Accumulated
	Series C Convertible				Additional					Other	Total
	Preferred Stock		Common Stock		Paid-in	Treasury Stock		Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Par value	Capital	Shares	Par value	Receivable	Deficit	Income (Loss)	Deficit
Balances at July 1, 2026	638	$10,398	1,681,338	$1,681	$1,469,433	(12,000)	$(12)	$(79)	$(1,515,951)	$(246)	$(45,174)
Series C convertible preferred stock conversion	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock for cash, net	—	—	—	—	—	—	—	—	—	—	—
Warrants exercised for cash	—	—	28	—	8	—	—	—	—	—	8
Issuance of common stock for conversion of debt and accrued interest	—	—	92,749	93	16,070	—	—	—	—	—	16,163
Issuance of warrants in conjunction with convertible note at fair value	—	—	—	—	776	—	—	—	—	—	776
Stock-based compensation	—	—	—	—	148	—	—	—	—	—	148
Warrant modifications	—	—	—	—	248	—	—	—	—	—	248
Deemed dividend related to warrant modifications	—	—	—	—	(248)	—	—	—	—	—	(248)
Net loss	—	—	—	—	—	—	—	—	(28,762)	—	(28,762)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	139	139
Balances at September 30, 2026	638	$10,398	1,774,115	$1,774	$1,486,435	(12,000)	$(12)	$(79)	$(1,544,713)	$(107)	$(56,702)

	For the Three Months Ended September 30, 2025
	Mezzanine equity							Accumulated
	Series C Convertible				Additional			Other	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Par value	Capital	Receivable	Deficit	Income (Loss)	Deficit
Balances at July 1, 2025	842	$13,753	1,458,761	$1,459	$1,378,300	$(79)	$(1,478,220)	$(1,849)	$(100,389)
Series C convertible preferred stock conversion	(24)	(353)	603	1	352	—	—	—	353
Issuance of common stock for cash, net	—	—	22,385	22	4,840	—	—	—	4,862
Warrants exercised for cash	—	—	—	—	—	—	—	—	—
Issuance of common stock for conversion of debt and accrued interest	—	—	36,550	36	8,954	—	—	—	8,990
Stock-based compensation	—	—	—	—	273.00	—	—	—	273
	—	—	—	—	3,460	—	—	—	3,460
Warrant modifications	—	—	—	—	353	—	—	—	353
Deemed dividend related to warrant modifications	—	—	—	—	(353)	—	—	—	(353)
Net loss	—	—	—	—	—	—	(26,829)	—	(26,829)
Cumulative translation adjustment	—	—	—	—	—	—	—	632	632
Balances at September 30, 2025	818	$13,400	1,518,299	$1,518	$1,396,179	$(79)	$(1,505,049)	$(1,217)	$(108,648)

	For the Nine Months Ended September 30, 2026
	Mezzanine equity									Accumulated
	Series C Convertible				Additional					Other	Total
	Preferred Stock		Common Stock		Paid-in	Treasury Stock		Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Par value	Capital	Shares	Par value	Receivable	Deficit	Income (Loss)	Deficit
Balances at January 1, 2026	784	$12,710	1,567,433	$1,567	$1,442,830	(12,000)	$(12)	$(79)	$(1,503,661)	$(925)	$(60,280)
Series C convertible preferred stock conversion	(146)	(2,312)	3,668	4	2,308	—	—	—	—	—	2,312
Issuance of common stock for cash, net	—	—	12,926	13	2,991	—	—	—	—	—	3,004
Warrants exercised for cash	—	—	107	—	28	—	—	—	—	—	28
Cashless warrant exercise	—	—	140	—	—	—	—	—	—	—	—
Issuance of common stock for conversion of debt and accrued interest	—	—	189,008	189	36,734	—	—	—	—	—	36,923
Issuance of common stock as debt offering cost	—	—	833	1	149	—	—	—	—	—	150
Issuance of warrants in conjunction with convertible note at fair value	—	—	—	—	776	—	—	—	—	—	776
Stock-based compensation	—	—	—	—	617	—	—	—	—	—	617
Warrant modifications	—	—	—	—	912	—	—	—	—	—	912
Deemed dividend related to warrant modifications	—	—	—	—	(910)	—	—	—	—	—	(910)
Net loss	—	—	—	—	—	—	—	—	(41,052)	—	(41,052)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	—	818	818
Balances at September 30, 2026	638	$10,398	1,774,115	$1,774	$1,486,435	(12,000)	$(12)	$(79)	$(1,544,713)	$(107)	$(56,702)

	For the Nine Months Ended September 30, 2025
	Mezzanine equity							Accumulated
	Series C Convertible				Additional			Other	Total
	Preferred Stock		Common Stock		Paid-in	Subscription	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Par value	Capital	Receivable	Deficit	Income (Loss)	Deficit
Balances at January 1, 2025	973	$15,507	1,328,622	$1,328	$1,344,720	$(79)	$(1,443,499)	$3,043	$(94,487)
Series C convertible preferred stock conversion	(155)	(2,107)	3,866	5	2,102	—	—	—	2,107
Issuance of common stock for cash, net	—	—	78,523	78	17,226	—	—	—	17,304
Warrants exercised for cash	—	—	104	—	23	—	—	—	23
Issuance of common stock for conversion of debt and accrued interest	—	—	107,034	107	27,626	—	—	—	27,733
Stock-based compensation	—	—	150	—	1,022	—	—	—	1,022
Reclassification of liability classified warrants to equity	—	—	—	—	3,460	—	—	—	3,460
Warrant modifications	—	—	—	—	1,178	—	—	—	1,178
Deemed dividend related to warrant modifications	—	—	—	—	(1,178)	—	—	—	(1,178)
Net loss	—	—	—	—	—	—	(61,550)	—	(61,550)
Cumulative translation adjustment	—	—	—	—	—	—	—	(4,260)	(4,260)
Balances at September 30, 2025	818	$13,400	1,518,299	$1,518	$1,396,179	$(79)	$(1,505,049)	$(1,217)	$(108,648)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the nine months ended
	September 30,
	2026	2025
Cash Flows from Operating Activities:
Net loss	$(41,052)	$(61,550)
Reconciliation of net loss to net cash used in operating activities:		—
Depreciation and amortization	2,337	1,336
Amortization of debt discount	977	1,273
Change in fair value of derivatives	(9,416)	1,328
Change in fair value of share payable	(127)	381
Change in fair value of convertible notes	(1,352)	(6,074)
Loss from extinguishment of debt	9,980	15,802
Loss from issuance of debt	2,912	2,384
Inducement expense	534	—
Non - cash financing cost	150	—
Amortization of operating lease right-of-use asset	253	200
Stock-based compensation for services	617	1,022
Allowance for credit loss	325	—
Subtotal of non-cash charges	7,190	17,652
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	437	(389)
Other non-current assets	(22)	13
Accounts payable and accrued expenses	5,739	8,855
Related party accounts payable and accrued expenses	(364)	5,389
Lease liabilities	(364)	31
Net cash used in operating activities	(28,436)	(29,999)
Cash Flows from Investing Activities:
Purchase of equipment and construction in progress	(380)	(599)
Loan receivable	—	(311)
Net cash used in investing activities	(380)	(910)
Cash Flows from Financing Activities:
Proceeds from issuance of common shares	3,004	17,304
Proceeds from exercise of warrants	28	23
Proceeds from issuance of notes payable, net	7,000	7,000
Proceeds from issuance of convertible notes payable, net	16,550	12,682
Proceeds from issuance of notes to related party	1,030	—
Proceeds from warrant modification	2	—
Repayment of notes payable	—	(259)
Repayment of note payable to related party	(230)	—
Repayment of convertible notes payable	(500)	(1,011)
Payment to related party	(1,673)	—
Net cash provided by financing activities	25,211	35,739
Effect of exchange rate changes on cash and cash equivalents	1,290	(2,445)
Net (decrease) increase in cash and cash equivalents	(2,315)	2,385

Cash and cash equivalents, beginning of the period	3,040	2,175
Cash and cash equivalents, end of the period	$725	$4,560

Supplemental disclosure of cash flow information
Interest payments on notes payable	$(300)	$(122)
Interest payments on convertible notes payable	$(39)	$(103)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NORTHWEST BIOTHERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the nine months ended
	September 30,
	2026	2025
Supplemental schedule of non-cash activities:
Issuance of common stock for conversion of debt and accrued interest	$36,923	$27,733
Series C convertible preferred stock conversions	$2,312	$2,107
Capital expenditures included in accounts payable	$167	$768
Deemed dividend related to warrant modifications	$910	$1,178
Reclassification between contingent payment obligation and convertible notes payable at fair value	$—	$3,000
Reclassification of liability classified warrants to equity	$—	$3,460
Right-of-use asset recognized in exchange for lease liability	$967	$—

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

2. Financial Condition, Going Concern and Management Plans

The Company has incurred annual net operating losses since its inception. The Company had a net loss of $41.1 million for the nine months ended September 30, 2026.

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

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company uses to prepare its annual audited consolidated financial statements. The condensed consolidated balance sheet as of September 30, 2026, condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2026 and 2025, condensed consolidated statement of stockholders’ deficit for the three and nine months ended September 30, 2026 and 2025, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026 or for any future interim period. The condensed consolidated balance sheet at December 31, 2025 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2025 and notes thereto included in the Company’s annual report on Form 10-K (the “2025 Annual Report”), which was filed with the SEC on April 15, 2026.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of September 30, 2026 and December 31, 2025 (in thousands):

	Fair value measured at September 30, 2026
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	September 30, 2026	(Level 1)	(Level 2)	(Level 3)
Convertible notes at fair value	$42,894	—	—	$42,894
Share payable	393	—	—	393
Total fair value	$43,287	$—	$—	$43,287

	Fair value measured at December 31, 2025
		Quoted prices in active	Significant other	Significant
	Fair value at	markets	observable inputs	unobservable inputs
	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Contingent payable derivative liability	$9,416	—	—	$9,416
Convertible notes at fair value	37,276	—	—	37,276
Share payable	373	—	—	373
Total fair value	$47,065	$—	$—	$47,065

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

There were no transfers between Level 1, 2 or 3 during the three-month period ended September 30, 2026.

The following table presents changes in Level 3 liabilities measured at fair value for the nine-month period ended September 30, 2026. Both observable and unobservable inputs were used to determine the fair value of positions that the Company has classified within the Level 3 category. Unrealized gains and losses associated with liabilities within the Level 3 category include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long- dated volatilities) inputs (in thousands).

				Convertible
	Contingent Payable		Share	Notes
	Derivative Liability		Payable	At Fair Value	Total
Balance - January 1, 2026	$9,416		$373	$37,276	$47,065
Additional share payable	—		849	—	849
Issuance of convertible notes at fair value	—		—	16,164	16,164
Redemption of share payable	—		(702)	—	(702)
Additions from debt extinguishment	—		—	6,381	6,381
Debt repayment	—		—	(500)	(500)
Debt conversion	—		—	(15,075)	(15,075)
Change in fair value	(9,416)	(1)	(127)	(1,352)	(10,895)
Balance - September 30, 2026	$—		$393	$42,894	$43,287
(1)	The fair value of the contingent payable derivative liability was reduced to zero as of September 30, 2026, because the underlying performance condition required for payment is not probable prior to the note’s expiration on May 21, 2026.

A summary of the weighted average (in aggregate) significant unobservable inputs (Level 3 inputs) used in measuring the Company’s share payable that are categorized within Level 3 of the fair value hierarchy on the initial issuance date during the nine months ended September 30, 2026 and 2025, and remearured as of September 30, 2026 and December 31, 2025 are as follows. The liability relates to the remaining redemption feature which, like the convertible notes at fair value, includes discount factors that are unobservable inputs and proprietary in nature.

	Share Payable
	For the nine months ended
	September 30,
	2026	2025
Strike price	$0.15	$0.24
Contractual term (years)	0.09	0.09
Volatility (annual)	53%	64%
Risk-free rate	3.9%	4.3%
Dividend yield (per share)	0%	0%

	As of September 30, 2026	As of December 31, 2025
	Share Payable	Share Payable
Strike price	$0.15	$0.22
Contractual term (years)	0.04	0.05
Volatility (annual)	52%	64%
Risk-free rate	4.0%	3.7%
Dividend yield (per share)	0%	0%

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

5. Stock-based Compensation

The following table summarizes total stock-based compensation expense for the three and nine months ended September 30, 2026 and 2025 (in thousands). The research and development expense during the three and nine months ended September 30, 2026 and 2025 were related to the ongoing vesting of stock option awards previously granted to Flaskworks employees, Scientific Advisory Board members, and external consultants. The 2026 expenses were related to the portion of awards vesting during the period that were granted in early 2026 and between 2020 and 2023. The 2025 expenses related entirely to the portion of awards vesting during that period that were granted between 2020 and 2023.

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Research and development	$148	$273	$617	$983
General and administrative	—	—	—	39
Total stock-based compensation expense	$148	$273	$617	$1,022

The total unrecognized stock compensation cost (primarily for consultants) was approximately $0.5 million as of September 30, 2026 and will be recognized over the next 1.5 years.

Stock Options

The following table summarizes stock option activity during the nine months ended September 30, 2026 (amount in thousands, except per share number):

			Weighted Average
			Remaining
		Weighted Average	Contractual Life (in
	Number of Options	Exercise Price	years)	Total Intrinsic Value
Outstanding as of January 1, 2026	311,768	$0.35	4.0	$10
Granted - external consultants (1)	2,140	0.25	4.3	—
Cancelled - employees and board of directors (2)	(22,878)	0.37	—	—
Outstanding as of September 30, 2026	291,030	$0.34	3.2	$—
Options vested (3)	257,372	$0.33	3.2	$—
(1)	During the nine months ended September 30, 2026, the Company granted 2.1 million stock options (the “2026 Options”) with exercise price at $0.25 per share, to certain key external consultants who provide services to the Company. The 2026 Options contain service vesting conditions, which will vest over a service period, generally during the term of consulting agreement.
(2)	On March 16, 2026, an aggregate of 22.9 million options was cancelled following the settlement of litigation in the Delaware Court of Chancery.
(3)	Not all of the vested options are currently exercisable. 164 million of the 257 million vested stock options are subject to blocking agreements (the “Blocker Letter Agreements”) under which they are subject to certain restrictions on exercise.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The Black-Scholes option pricing model is used to estimate the fair value of stock options granted. The weighted average assumptions used in calculating the fair values of stock options that were granted during the nine months ended September 30, 2026 and 2025:

	For the nine months ended
	September 30,
	2026	2025
Exercise price	$0.25	$0.29
Expected term (years)	2.6	3.2
Expected stock price volatility	83%	77%
Risk-free rate	3.5%	3.8%
Dividend yield (per share)	0%	0%

6. Intangible Assets, Net

Intangible assets as of September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	September 30,	December 31,	Estimated
	2026	2025	Useful Life
In-process research and development	$1,292	$1,292	Indefinite
License	45,955	46,630	Indefinite
Trade names	3,110	3,156	10 years
Accumulated amortization	(291)	(59)
Trade names net carrying value	2,819	3,097
Customer relationships	2,241	2,274	4 years
Accumulated amortization	(525)	(105)
Customer relationships net carrying value	1,717	2,169
Total intangible assets, net	$51,783	$53,188

The amortization expense related to the finite-lived intangibles was approximately $0.3 million and $0.7 million for the three and nine months ended September 30, 2026, respectively.

As of September 30, 2026, the Company’s estimate of amortization for finite-lived intangibles for each of the five succeeding fiscal years and thereafter was as follows:

Remaining period in 2026	$218
Year ended December 31, 2027	871
Year ended December 31, 2028	871
Year ended December 31, 2029	767
Year ended December 31, 2030	311
Thereafter	1,498
$4,536

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

7. Property, Plant and Equipment

Property, plant and equipment consist of the following at September 30, 2026 and December 31, 2025 (in thousands):

	September 30,	December 31,	Estimated
	2026	2025	Useful Life
Leasehold improvements	$19,060	$19,079	Lesser of lease term or estimated useful life
Office furniture and equipment	620	604	3-5 years
Computer and manufacturing equipment and software	5,575	5,311	3-5 years
Land in the United Kingdom	90	91	NA
	25,345	25,085	NA
Less: accumulated depreciation	(9,276)	(7,679)
Total property, plant and equipment, net	$16,069	$17,406

Depreciation expense was approximately $0.6 million and $0.4 million for the three months ended September 30, 2026, and 2025, respectively.

Depreciation expense was approximately $1.7 million and $1.3 million for the nine months ended September 30, 2026, and 2025, respectively.

8. Outstanding Debt

The following two tables summarize outstanding debt as of September 30, 2026 and December 31, 2025, respectively (amount in thousands, except per share amounts):

		Stated				Fair
		Interest	Conversion		Remaining	Value	Carrying
	Maturity Date	Rate	Price	Face Value	Debt Discount	Adjustment	Value
Short term convertible notes payable
6% unsecured	Due	6%	$3.09	$135	$—	$—	$135
8% unsecured	February 1, 2027	8%	$0.16	559	—	—	559
				694	—	—	694
Short term convertible notes at fair value
0% unsecured	July 29, 2027	0%	Variable	4,400	—	281	4,681
5% unsecured	September 8, 2027	5%	Variable	550	—	37	587
11% unsecured	Various	11%	$0.19 - $0.30	29,640	—	835	30,475
12% unsecured	Various	12%	$0.18	4,695	—	442	5,137
				39,285	—	1,595	40,880
Short term notes payable
8% unsecured	Various	8%	N/A	10,545	(390)	—	10,155
				10,545	(390)	—	10,155
Short term notes payable - related party
0% unsecured	October 7, 2026	0%	N/A	800	—	—	800
				800	—	—	800
Long term convertible notes payable
11% unsecured	Various	11%	$0.21 - $0.23	2,819	—	—	2,819
				2,819	—	—	2,819
Long term convertible notes at fair value
9% unsecured	March 4, 2028	9%	Variable	2,000	—	14	2,014
				2,000	—	14	2,014
Long term notes payable
8% unsecured	March 11, 2028	8%	N/A	7,705	(556)	—	7,149

Ending balance as of September 30, 2026				$63,848	$(946)	$1,609	$64,511

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

		Stated				Fair
		Interest	Conversion		Remaining	Value	Carrying
	Maturity Date	Rate	Price	Face Value	Debt Discount	Adjustment	Value
Short term convertible notes payable
6% unsecured	Due	6%	$3.09	$135	$—	$—	$135
8% unsecured	Various	8%	$0.20	505	—	—	505
				640	—	—	640
Short term convertible notes at fair value
0% unsecured	Various	0%	Variable	5,250	—	1,175	6,425
11% unsecured	Various	11%	$0.21 - $0.30	26,815	—	(5,047)	21,768
12% unsecured	Various	12%	$0.19 - $0.21	5,620	—	(1,757)	3,863
				37,685	—	(5,629)	32,056
Short term notes payable
0% unsecured	On Demand	0%	N/A	2,140	—	—	2,140
8% unsecured	Various	8%	N/A	6,921	(156)	—	6,765
12% unsecured	On Demand	12%	N/A	563	—	—	563
				9,624	(156)	—	9,468
Long term convertible notes payable
11% unsecured	Various	11%	$0.21-$0.22	325	—	—	325
				325	—	—	325

Long term convertible notes at fair value
11% unsecured	Various	11%	$0.19-$0.25	5,150	—	70	5,220
				5,150	—	70	5,220
Long term notes payable
8% unsecured	Various	8%	N/A	13,220	(887)	—	12,333

Ending balance as of December 31, 2025				$66,644	$(1,043)	$(5,559)	$60,042

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

During the nine months ended September 30, 2026, the Company issued approximately 69.7 million shares of common stock with a fair value of $14.5 million to certain lenders in lieu of cash payments of $11.3 million of debt, including $1.7 million of accrued interest. In addition, the Company has extinguished certain debt pursuant to exchange agreements executed with various holders pursuant to which the Company issues common stock at a price based on a limited pricing period (the “Share payable”). During the nine months ended September 30, 2026, the Company settled $0.7 million of Share payables and accrued $0.4 million of Share payables. The Company recognized an approximately $3.3 million debt extinguishment loss during the nine months ended September 30, 2026 from the debt redemptions.

Notes Payable – Related Party

On July 14, 2026, the Company’s Chairperson and Chief Executive Officer, Linda Powers (“CEO”), provided the Company an interest-free short-term advance of $0.2 million, which was repaid on August 3, 2026.

On September 29, 2026, the Company’s CEO provided an interest-free short-term advance of $0.8 million to the Company.

Convertible Notes

During the nine months ended September 30, 2026, the Company entered into a one-year convertible note and several two-year convertible notes (collectively the “Convertible Notes”) with multiple individual investors (the “Holders”) with an aggregate principal amount of $2.9 million. The Convertible Notes bear interest at 11% per annum and are convertible into common shares between $0.15 and $0.23 per share at the Holders’ option.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

During the nine months ended September 30, 2026, the Company modified a convertible note that was originally issued in February 2024 multiple times by extending the maturity date and reducing the conversion price. In addition, as a consideration for the latest amendment on July 1, 2026, the original principal amount was increased by $83,000. The modifications were accounted for as a debt extinguishment. As a result, the Company recognized approximately $0.1 million of debt extinguishment loss during the nine months ended September 30, 2026 from these debt amendments.

During the nine months ended September 30, 2026, the Company converted $0.4 million of convertible notes including $9,000 accrued interest into 2.0 million shares of common stock at a conversion price between $0.18 and $0.23 per share.

Convertible Notes at Fair Value

During the nine months ended September 30, 2026, the Company entered into several one-year convertible notes (the “2026 One-Year Convertible Notes”) with two individual investors (the “Holders”) for principal amount of $3.5 million. The 2026 One-Year Convertible Notes bear interest at 11% per annum and are convertible into common shares at price between $0.20-$0.25 per share at the Holders’ sole option. In addition, the Holders have the right to purchase an additional two-year convertible note (the “Additional Note”) within 18 months from the issuance date of the 2026 One-Year Convertible Notes. The Additional Note shall not exceed $3.3 million and will have a conversion price at $0.25 per share.

On March 4, 2026, the Company entered into several convertible note agreements (the “March Convertible Notes”) with various commercial lenders (the “March Holders”) for an aggregate principal amount of $5 million. The March Convertible Notes bear interest at 9% per annum with a 24-month term. The March Convertible Notes are convertible into the Company’s common stock at a conversion price equal to 86% of the daily VWAP during the 10 consecutive trading days immediately after the conversion notice submission date. The amounts of such conversions are limited to 20% of the principal during any rolling 20 trading day period. The conversion restrictions will be lifted upon the Company obtaining regulatory approval of the Company’s DCVax®-L treatment for glioblastoma. In addition, the Company incurred approximately $0.5 million of issuance costs associated with the March Convertible Notes, which was recognized in interest expense on the condensed consolidated statement of operations due to the Company applying the FVO, as described below.

On July 29, 2026, the Company entered into a $4.9 million convertible promissory note financing (the “July Convertible Note”) with an institutional investor (the “Investor”). The term of the July Note is 12 months. No payments by the Company are due until maturity. The July Convertible Note carries an Original Issue Discount of 5% but no interest. Repayment of all outstanding amounts is due at maturity. During the term of the July Convertible Note, it is convertible at the option of the holder, at a small discount to the then prevailing market price. In connection with the issuance of July Convertible Note, the Company also issued the Investor a warrant to purchase up to 9,700,000 shares of the Company’s Common Stock (the “Warrant Shares”) at an exercise price of $0.205 per share (the “Warrants”). The Warrants became exercisable immediately upon issuance and remains exercisable through July 29, 2029. The warrants are qualified for equity classification under ASC 815-40. The fair value of the Warrants was approximately $0.8 million and was recognized as a loss of issuance of debt.

The Company and the Investor also entered into a standby equity subscription agreement (the “Subscription Agreement”) which the Company may use after the July Note is repaid or converted. The prior standby equity subscription agreement that was entered on December 19, 2024 was cancelled. Under this Subscription Agreement, the Company has the option, in its discretion, to require the Investor to subscribe for up to $50 million of common shares in the Company at any time during the 24-month term of the Subscription Agreement at a small discount to the then prevailing market price, after the Note is repaid or converted. The Company has no obligation to make any such use of this arrangement, and the Company can cancel the arrangement at any time after the July Convertible Note is repaid or converted.

On September 8, 2026 (the “Issue Date”), the Company issued two unsecured convertible promissory notes to two institutional investors with total principal amount of $0.6 million (the “September Convertible Notes”). The Company received cash proceeds of 0.5 million, which was net of an original issue discount of $50,000 and $45,000 issuance costs. The September Convertible Notes bear interest of 5%, and have a maturity date of 12 months from the Issue Date. The September Convertible Notes may be converted into common stock of the Company at 85% of the lowest trading price for the prior 7 trading days, subject to certain adjustments.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The Company elected the FVO to fair value the 2026 Convertible Notes, the March Convertible Notes, the July Convertible Note and the September Convertible Notes (collectively the “Convertible Notes at Fair Value”) on the issuance date and will subsequently remeasure at end of each reporting period. The estimated fair value of the Convertible Notes at Fair Value on the issuance date was approximate $16.2 million. The Company recognized a loss of $2.1 million upon the issuance of the Convertible Notes at Fair Value which was calculated at the difference between the principal amount and the fair value of the Convertible Notes at Fair Value.

During the nine months ended September 30, 2026, the Company modified certain existing convertible notes by (i) extending the maturity dates; (ii) modifying the holder’s right to purchase additional notes in the future, (iii) reducing the conversion price, and (iv) modifying the principal amount. The modifications were accounted for as a debt extinguishment as the conversion feature of the amended notes were substantially different from the original terms. As a result, the Company recognized approximately $6.5 million of debt extinguishment loss during the nine months ended September 30, 2026 from these debt amendments.

During the nine months ended September 30, 2026, the Company converted $21.5 million of convertible notes, including $3.8 million of accrued interest into 117.4 million shares of common stock at a weighted average conversion price of $0.18 per share.

For the three months ended September 30, 2026 and 2025, interest expense related to outstanding debt totaled approximately $2.5 million and $2.6 million including amortization of debt discounts totaling $0.6 million and $0.4 million, respectively.

For the nine months ended September 30, 2026 and 2025, interest expense related to outstanding debt totaled approximately $6.4 million and $6 million including amortization of debt discounts totaling $1 million and $1.3 million, respectively.

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

The following securities were not included in the diluted net loss per share calculation because their effect was anti-dilutive as of the periods presented (in thousands):

	For the nine months ended
	September 30,
	2026	2025
Series C convertible preferred stock	15,940	20,454
Common stock options	291,030	317,268
Common stock warrants - equity classified	100,619	92,891
Convertible notes and accrued interest	263,846	198,307
Total	671,435	628,920

10. Related Party Transactions

On July 14, 2026, the Company’s CEO loaned the Company an interest-free short-term advance of $0.2 million, which was repaid on August 3, 2026.

On September 29, 2026, the Company’s CEO loaned the Company an interest-free short-term advance of $0.8 million.

As previously reported, the Company entered into an agreement to acquire Advent on August 27, 2025, and closed on the acquisition on October 24, 2025. Prior to the acquisition, Advent was wholly owned by Toucan Holdings LLC (“Seller”). The Company’s CEO was the controlling member of the Seller. Following the acquisition, through the Company’s purchase of all of the stock of Advent from the Seller, Advent is now a wholly owned subsidiary of the Company.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The consideration for the acquisition will be paid in installments over two years, beginning 3 months after the closing of the acquisition, with potential acceleration after regulatory approval of the Company’s DCVax®-L product. The consideration for the stock purchase includes a combination of a cash purchase price of approximately $1.9 million (£1.4 million) and cash payment of an amount equal to the net amount of accounts payable (“Net AP”) that was due from the Company to Advent prior to the acquisition for services already performed under the existing service contracts, totaling $6.0 million, which is net of $2.3 million buyer assumed liabilities, and Excluded Amounts (relating to non-Company matters prior to the acquisition date) were retained by the Seller, totaling approximately $0.7 million (collectively, the “Purchase Consideration”). The unpaid balance will accrue interest at 7.5% annually.

During the nine months ended September 30, 2026, the Company made five of the nine monthly payments that were due under the acquisition agreement, totaling approximately $1.7 million, and accrued $0.4 million of interest expense. The unpaid balance as of September 30, 2026 was approximately $6.3 million.

11. Preferred Stock

Series C Convertible Preferred Stock

During the nine months ended September 30, 2026, approximately 147,000 Series C Preferred Shares with a book value of $2.3 million were converted into 3.7 million common shares at a ratio of 1:25.

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

12. Stockholders’ Deficit

Common Stock

During the nine months ended September 30, 2026, the Company received $3.0 million from the issuance of 12.9 million shares of common stock.

Stock Purchase Warrants

The following is a summary of warrant activity for the nine months ended September 30, 2026 (dollars in thousands, except per share data):

	Number of	Weighted Average	Remaining
	Warrants	Exercise Price	Contractual Term
Outstanding as of January 1, 2026	92,891	$0.27	2.4
Granted	9,700	0.21	2.8
Warrants exercised for cash	(107)	0.27	—
Cashless exercise	(643)	0.22	—
Warrants expired and cancellation	(1,222)	0.68	—
Outstanding as of September 30, 2026 (1)	100,619	$0.26	2.1
(1)	At September 30, 2026, of the approximately 100.6 million total outstanding warrants listed above, approximately 90 million warrants were under Blocker Letter Agreements or suspension agreements.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

Warrant Granted

As described in Note 8, on July 29, 2026, the Company entered into a $4.9 million convertible promissory note financing with an institutional investor. In connection with the issuance of the July Convertible Note, the Company also issued the investor a warrant to purchase up to 9,700,000 shares of the Company’s Common Stock (the “Warrant Shares”) at an exercise price of $0.205 per share (the “Warrants”). The Warrants became exercisable immediately upon issuance and remain exercisable through July 29, 2029. The warrants are qualified for equity classification under ASC 815-40. The fair value of the Warrants was approximately $0.8 million using the inputs below, which was recognized as a loss from an issuance of debt.

July 29, 2026
Exercise price	$0.21
Expected term (in years)	3.0
Volatility	79%
Risk-free interest rate	4.3%
Dividend yield	0%

Warrant Modifications

During the nine months ended September 30, 2026, the Company amended certain warrants whereby the maturity dates were extended for an additional 3-6 months. The fair value of these modifications was calculated using the Black-Scholes-Merton option pricing model based on the following weighted average assumptions:

	Post-modification	Pre-modification
Exercise price	$0.28	$0.28
Expected term (in years)	3.2	3.0
Volatility	78%	77%
Risk-free interest rate	4.2%	4.2%
Dividend yield	0%	0%

The incremental fair value attributable to the modified warrants compared to the original warrants immediately prior to the modification was calculated to be $0.9 million, which was treated as a deemed dividend and is reflected as “Deemed dividend related to warrant modifications” in the accompanying condensed consolidated statement of operations and comprehensive loss.

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

On August 5, 2026, the Company entered into an 18-month agreement for dedicated laboratory and office space for Flaskworks in Somerville, Massachusetts (the “Lease”). The Lease commenced on August 10, 2026 and provides for monthly payments of $23,900, subject to a 5% increase after the first year. The Lease was accounted for as an operating lease under ASC 842. At commencement, the Company recognized an operating lease ROU asset and corresponding operating lease liability of approximately $0.4 million. The Company also paid a refundable advance fee of $23,900, which was recorded separately as a deposit and excluded from the measurement of the lease liability.

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

On August 31, 2026, the Company extended its office lease in the U.S for an additional 3 years under an amended agreement. Annual rent for the 1st year is about $24,000 per month with no rent payment for the first eight months, about $25,000 per month for the 2nd year, and about $26,000 per month for the 3rd year. The Company recognized additional $0.6 million ROU asset and corresponding operating lease liability for its amended office lease in the U.S.

The Company’s prior office lease in the U.K. expired in July 2025. In January 2025, the Company entered into an agreement for a new office lease in the U.K. to begin in late May 2025 (the “2025 U.K. Office Lease”). An additional document, involving a reconstitution schedule, was required in order to complete the lease arrangement. However, the Company decided not to take the space and the parties did not reach agreement on the reconstitution schedule. The Company entered into a side letter with the landlord on July 30, 2025 to finalize the lease exit terms. The Company is required to pay $0.1 million each quarter for a maximum of 2.5 years. Payment will stop upon the property being leased to a new tenant. The Company recognized a contingent loss liability of $1.0 million related to the lease settlement. Upon the acquisition of Advent on October 24, 2025, an additional $0.8 million of contingent loss liability related to the 2025 U.K. Office Lease was recognized in the consolidation. The Company will recognize any remaining unpaid lease liability as a gain contingency upon the early exit of the lease liability. As of September 30, 2026, the Company had approximately $0.9 million contingent loss liability related to the 2025 U.K. Office Lease.

At September 30, 2026, the Company had operating lease liabilities of approximately $5.3 million and ROU assets of approximately $4.9 million for the manufacturing facility lease in Sawston, U.K., the current office lease in the U.S., and the laboratory lease in Somerville, Massachusetts, included in the condensed consolidated balance sheet.

The following summarizes quantitative information about the Company’s operating leases (amount in thousands):

	For the nine months ended
	September 30, 2026
	U.K	U.S	Total
Lease cost
Operating lease cost	$494	$186	$680
Short-term lease cost	154	151	305
Variable lease cost	52	6	58
Total	$700	$343	$1,043

Other information
Right of use assets exchanged for new operating lease liabilities	$—	$967	$967
Operating cash flows from operating leases	$(559)	$(231)	$(790)
Weighted-average remaining lease term – operating leases	6.6	1.8	—
Weighted-average discount rate – operating leases	12%	12%	—

	For the nine months ended
	September 30, 2025
	U.K	U.S	Total
Lease cost
Operating lease cost	$483	$158	$641
Short-term lease cost	27	—	27
Variable lease cost	—	11	11
Sub-lease income	(109)	—	(109)
Total	$401	$169	$570

Other information
Operating cash flows from operating leases	$(303)	$(162)	$(465)
Weighted-average remaining lease term – operating leases	6.7	0.6	—
Weighted-average discount rate – operating leases	12%	12%	—

NORTHWEST BIOTHERAPEUTICS, INC.

NOTES TO CONDENSED CONSOLIDATED STATEMENTS

The Company recorded lease costs as a component of general and administrative expense during the nine months ended September 30, 2026 and 2025, respectively.

Maturities of our operating leases, excluding short-term leases and sublease agreement, are as follows:

Remaining periods in 2026	$244
Year ended December 31, 2027	1,179
Year ended December 31, 2028	1,026
Year ended December 31, 2029	896
Year ended December 31, 2030	690
Thereafter	5,495
Total	9,530
Less present value discount	(4,206)
Operating lease liabilities included in the condensed consolidated balance sheet at September 30, 2026	$5,324

German Tax Matter

There has been no material update to the disclosure in our Form 10-K filed on April 15, 2026.

Other Contingent Payment Obligation

As of September 30, 2026, the Company had contingent payment obligations of $1.7 million, which are related to a gain contingency from non-dilutive funding agreements with various investors. These agreements are accounted for under ASC 470 and are recognized as contingent payment obligations on the Company’s condensed consolidated balance sheet. The Company’s payment obligations only apply when such are received by the Company.

14. Subsequent Events

On October 26, 2026, the Company entered into a Commercial Loan Agreement and Note (collectively, the “Loan Agreement”) with a commercial lender in the amount of $5,505,000. The Loan Agreement has a maturity of 22 months. There are no repayments for the first 8 months.

Beginning on June 26, 2027, the Loan Agreement will be amortized in 14 equal monthly installments of principal at 110% of the pro rata amount, plus accrued interest. Interest on the Loan Agreement accrues at a rate of 8% per annum, and the Loan Agreement includes an original issue discount of ten percent. The Loan Agreement allows pre-payment at any time at the Company’s election. If the Company elects to pre-pay, the pre-payment would include a 10% charge. The Loan Agreement contains customary default provisions, including for potential acceleration.

Between October 1, 2026 and November 10, 2026, the Company satisfied approximately $1.7 million of debt obligations and $0.1 million of outstanding interest through issuance of 13.5 million shares of common stock to certain lender, and the Company settled $0.3 million share payable.

Between October 1, 2026 and November 10, 2026, the Company converted $5.0 million convertible notes into 36.3 million shares of common stock.

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

During the third quarter of 2026, the Company continued its progress on multiple fronts, including the following:

MAA Application. The Company continued its active engagement in the MAA review process during the third quarter. The Company continued to work with its teams of consultants on this process. As is typical, and as the Company has previously stated, the Company does not plan to make any interim announcements while its MAA is going through the regulatory process. The Company plans to announce the results when the regulatory review and decision-making is finished.

Statistical Analyses and BNOS Presentation. As previously reported, at the annual meeting of the British Neuro Oncology Society (BNOS) at the beginning of July the Company presented important analyses from independent statisticians using individual patient data for more detailed and closer comparisons of the patients in the Phase 3 DCVax-L clinical trial and control patients. These more detailed comparisons indicated that the magnitude of the survival extension associated with DCVax-L was substantially greater than the original analysis of the trial results had shown. These more detailed data comparisons had been envisaged in the Statistical Analysis Plan (SAP) for the trial but were not originally possible because the Company could not obtain access to individual patient data.

NHSBT Collaboration. The Company entered into a collaboration with the UK National Health Service Blood and Transplant (NHSBT), including both the Therapeutic Apheresis Services (TAS) and Cellular and Molecular Therapies (CMT) teams, to support production of DCVax-L in the UK. TAS carries out leukapheresis procedures. CMT provides specialist cell processing and handling of cellular material. The collaboration brings together the NHSBT’s clinical and operational expertise with the work of NWBio and Advent Bioservices in developing DCVax®-L in the UK. The collaboration initially involves Leeds and Oxford, and is anticipated to be expanded in phases to other areas.

Hospital and Clinic Collaborations. The Company has been engaging in discussions for potential collaborations with a hospital chain and clinic. Under the potential arrangements, initial activities would include providing further leukapheresis capacity and participating in the Company’s compassionate use program.

International Collaborations. The Company continued its discussions for potential collaborations in certain countries where the Company believes that a partner could accelerate development and potential commercialization. As previously reported, the Company entered into an MOU for a potential collaboration with one of the largest pharmaceutical companies in the Kingdom of Saudi Arabia. The Company is continuing those discussions with a view to reaching a definitive agreement. The Company is also continuing other discussions.

New Clinical Trials With In-Licensed Technologies; Buildout of Team. For clinical development of the technologies it has in-licensed from multiple institutions, including Roswell Park, Pittsburgh, a Harvard-affiliated hospital, and others, the Company initially focused on academic trials by investigators at those institutions. Those academic programs are continuing, and the Company is also involved as previously reported, but a series of institutional changes, moves of key personnel and government funding changes have impacted them. So, in parallel the Company has built a dedicated operating team with the necessary range of technical expertise to develop and carry out Company-developed and Company-sponsored clinical trials with these in-licensed technologies. The team has been trained, has developed the necessary standard operating procedures (SOPs) and regulatory documents, has evaluated a variety of types and stages of cancers for the initial indications, has discussed these potential indications with clinicians at multiple institutions, and has determined the indication and focus for the initial Company clinical trial.

Compassionate Use Program: UK and US. The Company is continuing its compassionate use program in the UK. The Company has noted growing awareness and interest in the program, including a growing number of physicians who have expressed interest in participating or referring patients. The Company has previously explored potential compassionate use in the US, as previously reported, but remained focused on the UK as the Company found it more feasible and manageable there. However, more recently the Company has begun making arrangements for compassionate use in the US. The Company is engaged in discussions with several hospitals to potentially provide such compassionate use in the US.

US Manufacturing Capacity. As previously reported, the technology transfer process for development of DCVax-L manufacturing capacity in a US company was completed, and the engineering runs and validation were undertaken and completed. For production of the Kalinski aDC1 products, the Company proceeded with technology transfer to the same US company. The contracted company has gone through the training for aDC1 products and is now in the process of carrying out engineering runs. The Company anticipates that this contracted company will be fully operational for producing aDC1 products during the fourth quarter. The Company is still in dialog with the institutional parties from which the Company was previously seeking to lease GMP manufacturing suites to operate itself, but the extensive delays made it necessary for the Company to proceed with a contracted company in the meantime.

Litigation Progress. The Company continued vigorously pursuing discovery in its litigation in New York against certain market makers. The Company particularly continued seeking certain trading information and trading algorithms. This information has been the subject of intense focus and court filings and proceedings in the case. The Company believes that the Court’s original order requiring the defendants to produce their trading algorithms was quite significant. Further rulings of the court on this subject are pending. The Company plans to continue its vigorous pursuit of the case. See Part II Item 1, Legal Proceedings, below.

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

Three Months Ended September 30, 2026 and 2025

We recognized a net loss of $28.8 million and $26.8 million for the three months ended September 30, 2026 and 2025, respectively.

Research and Development Expense

For the three months ended September 30, 2026 and 2025, research and development expenses were $4.2 million and $7.5 million, respectively. The decrease in 2026 was primarily related to a decrease in the costs related to the MAA application and its review by the MHRA, a decrease in stock-based compensation to external consultants and the acquisition of Advent in the 4th quarter in 2025.

General and Administrative Expense

For the three months ended September 30, 2026 and 2025, general and administrative expenses (including leases) were $6.6 million and $7.1 million, respectively. The decrease was mainly related to a reduction in legal costs and insurance premiums.

Change in Fair Value of Derivatives

The derivative liability associated with the contingent note payable was zero as of September 30, 2026. We did not recognize any expense related to change in fair value of derivatives during the three months ended September 30, 2026.

We recognized a non-cash loss of $3.3 million for the three months ended September 30, 2025. The non-cash revaluation loss in 2025 was mainly due to the amendment to certain liability classified warrants.

Change in Fair Value of Share Payable

We recognized a non-cash loss of $0.1 million and $0.1 million from the change in fair value of share payable during the three months ended September 30, 2026 and 2025, respectively.

Change in Fair Value of Convertible Notes

We recognized a non-cash loss of $10.3 million and $15,000 for the change in fair value of the convertible notes during the three months ended September 30, 2026 and 2025, respectively. The increased loss during the three months ended September 30, 2026 was also attributable to a change in certain assumptions used in the valuation of the convertible notes.

Debt Extinguishment

We recognized approximately $3.0 million and $4.0 million debt extinguishment loss during the three months ended September 30, 2026 and 2025, respectively, from debt redemptions and debt amendments. The decrease during the three months ended September 30, 2026 compared to last year in the same period was due to less fluctuation of the stock price.

Loss from Issuance of Debt

We recognized approximately $2.2 million and $1.6 million loss from issuance of certain convertible notes during the three months ended September 30, 2026 and 2025, respectively. We elected to account for certain convertible notes under the FVO. The loss was calculated as the difference between the principal amount and the fair value of these convertible notes.

Inducement expense

We recognized an inducement expense of approximately $0.4 million, which was related to a convertible note that had an inducement conversion during the three months ended September 30, 2026.

Interest Expense

During the three months ended September 30, 2026 and 2025, we recognized interest expense of $2.6 million and $2.6 million, respectively.

Foreign currency transaction gain (loss)

During the three months ended September 30, 2026 and 2025, we recognized foreign currency transaction loss of $0.1 million and $0.8 million, respectively. The loss was due to the strengthening of British pound sterling relative to the U.S. dollar.

Nine Months Ended September 30, 2026 and 2025

We recognized a net loss of $41.1 million and $61.6 million for the nine months ended September 30, 2026 and 2025, respectively.

Research and Development Expense

For the nine months ended September 30, 2026 and 2025, research and development expenses were $14.8 million and $23.2 million, respectively. The decrease in 2026 was primarily related to a decrease in the costs related to the MAA application and its review by the MHRA, a decrease in stock-based compensation to external consultants and the acquisition of Advent in the 4th quarter in 2025.

General and Administrative Expense

For the nine months ended September 30, 2026 and 2025, general and administrative expenses were $19.8 million and $23.9 million, respectively. The decrease was mainly related to a reduction in legal costs.

Settlement Gain

During the nine months ended September 30, 2026, the Company recognized a $2.25 million gain related to the Delaware litigation settlement.

Change in Fair Value of Derivatives

We recognized a non-cash gain on the change in fair value of derivatives of $9.4 million and a non-cash loss of $1.3 million for the nine months ended September 30, 2026 and 2025, respectively. The non-cash gain of $9.4 million for the nine months ended September 30, 2026, resulted from a fair value adjustment to the contingent note payable. Based on current assessments, the achievement of the underlying performance conditions required for payment was not probable prior to the note’s expiration on May 21, 2026. Consequently, the fair value of the liability was reduced to zero as of May 21, 2026. The non-cash loss in the nine months ended September 30, 2025 was mainly due to the amendment to certain liability classified warrants. The extension of the maturity date of the warrants increased the fair value of the warrants.

Change in Fair Value of Share Payable

We recognized a non-cash gain of $0.1 million and a non-cash loss of $0.4 million from the change in fair value of share payable during the nine months ended September 30, 2026 and 2025, respectively.

Change in Fair Value of Convertible Notes

We recognized a non-cash gain of $1.4 million and $6.1 million for the change in fair value of the convertible notes during the nine months ended September 30, 2026 and 2025, respectively. The non-cash gains resulted from the decrease of the Company’s stock price. In addition, the decreased gain during the nine months ended September 30, 2026 was also attributable to a change in certain assumptions used in the valuation of the convertible notes.

Debt Extinguishment

We recognized approximately $10.0 million and $15.8 million debt extinguishment loss during the nine months ended September 30, 2026 and 2025, respectively, from debt redemptions and debt amendments. The decrease in loss during the nine months ended September 30, 2026 compared to last year in the same period was due to less volume of debt amendments.

Loss from Issuance of Debt

We recognized approximately $2.9 million and $2.4 million loss from issuance of certain convertible notes, which we elected to account for under the FVO during the nine months ended September 30, 2026 and 2025, respectively. The loss was calculated as the difference between the principal amount and the fair value of these convertible notes.

Inducement expense

We recognized an inducement expense of $0.5 million related to certain convertible notes that had inducement conversions during the nine months ended September 30, 2026.

Interest Expense

During the nine months ended September 30, 2026 and 2025, we recognized interest expense of $6.8 million and $6.0 million, respectively. The increase in interest expense in 2026 was mainly related to the issuance costs related to certain convertible notes issued in March 2026, which we elected to account for under the FVO.

Foreign currency transaction gain (loss)

During the nine months ended September 30, 2026 and 2025, we recognized foreign currency transaction loss of $1.6 million and a gain of $4.7 million, respectively. The loss was due to the strengthening of British pound sterling relative to the U.S. dollar and vice versa for the gain.

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

Cash Flows

Operating Activities

During the nine months ended September 30, 2026 and 2025, total operating costs and expenses were approximately $34.6 million and $47.1 million, respectively. Net cash outflows from operations were approximately $28.4 million (including payments for prior periods’ accounts payable) and $30.0 million, respectively. The decrease in cash used in operating activities was primarily attributable to the lower payments for clinical program expenditures, insurance costs and certain consulting expenditures.

Investing Activities

During the nine months ended September 30, 2026 and 2025, cash spent for the purchase of additional equipment and design, engineering and preparations for our build-out in Sawston, UK were approximately $0.4 million and $0.6 million, respectively. We also provided a short-term loan of approximately $0.3 million to an unrelated third party in the U.K. during the nine months ended September 30, 2025 related to establishment of a clinic.

Financing Activities

We received approximately $3.0 million and $17.3 million from issuance of common shares during the nine months ended September 30, 2026 and 2025, respectively.

We received approximately $16.6 million and $12.7 million from issuance of convertible notes to individual lenders during the nine months ended September 30, 2026 and 2025, respectively.

We received approximately $7.0 million and $7.0 million from the issuance of a note to a commercial lender during the nine months ended September 30, 2026 and 2025, respectively.

We received an $1.0 million interest-free loan from the CEO during nine months ended September 30, 2026.

We received approximately $28,000 and $23,000 from the exercise of warrants during the nine months ended September 30, 2026 and 2025, respectively.

We made aggregate debt payments of $0.5 million and $1.3 million during the nine months ended September 30, 2026 and 2025, respectively. Additionally, during the nine months ended September 30, 2026, we made a repayment of $0.2 million toward an interest-free loan from the CEO.

We made five of the nine monthly payments that were due under the acquisition agreement, totaling $1.7 million, during the nine months ended September 30, 2026.

Other factors affecting our ongoing funding requirements include the number of staff we employ, the number of sites, number of patients and amount of activity in our clinical trial programs, the costs of further product and process development work relating to our DCVax products, the costs of preparations for clinical trials, the costs of maintaining the GMP manufacturing facilities, and unanticipated developments. The extent of resources available to us will determine which programs can move forward and at what pace.

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

Based on our analysis, as of September 30, 2026, the effect of a 100+/- basis point change in interest rates on the value of our financial instruments and the resultant effect on our net loss are considered immaterial.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation as of September 30, 2026, of the design and operation of our disclosure controls and procedures, as such terms are defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, management concluded that, as of such date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

During the third quarter of 2026, the Company continued vigorously pursuing discovery in its litigation in New York against certain market makers. Among other steps, the Company continued seeking certain trading information and trading algorithms. The Company believes that the Court’s recent order requiring the defendants to produce their trading algorithms is quite significant. During the third quarter the parties made multiple filings and arguments to the Court relating to production of algorithms. The Company plans to continue its vigorous pursuit of the case.

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

32.1	Certification of President, Chief Executive Officer and Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Schema Document.

101.CAL	Inline XBRL Calculation Linkbase Document.

101.DEF	Inline XBRL Definition Linkbase Document.

101.LAB	Inline XBRL Label Linkbase Document.

101.PRE	Inline XBRL Presentation Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included as Exhibit 101).

*    Filed herewith

**  Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NORTHWEST BIOTHERAPEUTICS, INC

Dated: November 13, 2026	By:	/s/ Linda F. Powers
		Name:	Linda F. Powers

		Title:	President and Chief Executive Officer

Principal Executive Officer
Principal Financial and Accounting Officer